Form 10-Q
period 1993-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 1994-02-07
CIK 310354

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934




For Quarter Ended December 31, 1993          Commission file number 1-5249


                        Standex International Corporation
             (Exact name of Registrant as specified in its charter)


           Delaware                                  31-0596149
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
 incorporation or organization)


 6 Manor Parkway, Salem, New Hampshire                03079
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code (603) 893-9701


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X .  No    .

    The number of shares of Registrant's Common Stock outstanding on December 31, 1993 was 15,052,255.

                        STANDEX INTERNATIONAL CORPORATION



                                    I N D E X


                                                                     Page No.


PART I.  FINANCIAL INFORMATION:

  Statements of Consolidated Income for the Three and Six
    Months Ended December 31, 1993 and 1992 .................             2

  Consolidated Balance Sheet, December 31, 1993 and
    June 30, 1993 ...........................................             3

  Statement of Changes in Consolidated Cash Flows for the
    Six Months Ended December 31, 1993 and 1992 .............             4

  Notes to Financial Information. ...........................             5

  Management's Discussion and Analysis.......................             6-7



PART II.  OTHER INFORMATION..................................             8
<PAGE1>


                                                                 Form 10-Q

                         PART I.  FINANCIAL INFORMATION
                        STANDEX INTERNATIONAL CORPORATION
                        Statement of Consolidated Income
                                  (000 Omitted)

                                   Three Months Ended       Six Months Ended
                                      December 31             December 31

Net Sales                        $133,493   $136,160      $260,831   $263,211
Cost of Products Sold              87,720     89,276       174,036    174,257
Gross Profit Margin                45,773     46,884        86,795     88,954
 Selling, General & Adminis-
  trative Expenses                 33,522     35,030        62,859     66,659
Income from Operations             12,251     11,854        23,936     22,295
Other Income/(Expense):
  Interest Expense                 (1,388)    (1,484)       (2,850)    (3,022)
  Interest Income                      22        210           197        374
Other Income/(Expense) - net       (1,366)    (1,274)       (2,653)    (2,648)
Income Before Income Taxes         10,885     10,580        21,283     19,647
Provision for Income Taxes          3,798      3,967         7,886      7,530
Net Income                       $  7,087   $  6,613      $ 13,397   $ 12,117

Earnings Per Share               $    .46   $    .40      $    .87   $    .73
Cash Dividends per Share         $    .13   $    .105     $    .25   $    .20

<PAGE2>


                        STANDEX INTERNATIONAL CORPORATION

                           Consolidated Balance Sheet
                                  (000 Omitted)

                                                        December 31   June 30

                         ASSETS
CURRENT ASSETS:
  Cash                                                     $ 10,184  $  7,518
  Receivables, net of allowances for doubtful accounts       75,173    75,451
  Inventories (approximately 45% finished goods, 20% work
    in process, and 35% raw material and supplies)           99,026    95,478
  Prepaid expenses                                            7,336     3,904
    Total current assets                                    191,719   182,351

PROPERTY, PLANT AND EQUIPMENT                               210,904   207,421
  Less accumulated depreciation                             120,094   116,502
    Total                                                    90,810    90,919

OTHER ASSETS
  Goodwill, net                                              16,562    17,288
  Prepaid pension and other                                  18,598    18,011
    Total                                                    35,160    35,299

          TOTAL                                            $317,689  $308,569

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt      $  8,118  $ 10,714
  Accounts payable                                           31,824    28,234
  Income taxes                                                4,588     4,413
  Accrued expenses                                           24,755    29,862
    Total current liabilities                                69,285    73,223

LONG-TERM DEBT (less current portion included above)        107,156    94,416

DEFERRED INCOME TAXES AND OTHER LIABILITIES                  18,681    19,406

STOCKHOLDERS' EQUITY
  Common stock                                               41,976    41,976
  Paid-in Capital                                                 3         -
  Retained earnings                                         236,959   227,358
  Cumulative translation adjustment                          (4,241)     (946)
  Less cost of treasury shares                             (152,130) (146,780)
  Less loan to Stock Ownership Trust                              -       (84)
    Total stockholders' equity                              122,567   121,524

          TOTAL                                            $317,689  $308,569

<PAGE3>


                       STANDEX INTERNATIONAL CORPORATION

                     Statement of Consolidated Cash Flows
                                 (000 Omitted)


                                                            Six Months Ended
                                                               December 31
                                                              1993      1992
Cash Flows from Operating Activities:
  Net income                                               $ 13,397 $ 12,117
  Depreciation and amortization                               6,076    6,736
  Net changes in assets and liabilities                     (10,446)  (4,581)

Net Cash Provided by Operating Activities                     9,027   14,272

Cash Flows from Investing Activities:
  Expenditures on property and equipment                     (7,111)  (6,996)
  Other                                                          98      284

Net Cash Used for Investing Activities                       (7,013)  (6,712)

Cash Flows from Financing Activities:
  Proceeds from long-term debt                               12,850    5,690
  Payments of debt                                           (2,706)  (6,481)
  Cash dividends paid                                        (3,797)  (3,279)
  Purchase of treasury stock                                 (6,928) (12,282)
  Other, net                                                  1,665    2,362

Net Cash Provided/(Used for) by Financing Activities          1,084  (13,990)

Effect of Exchange Rate Changes on Cash                        (432)    (237)

Net Change in Cash                                            2,666   (6,667)

Cash at Beginning of Year                                     7,518   10,891

Cash at December 31                                        $ 10,184 $  4,224

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the six months for:
    Interest                                                  2,812    3,004
    Income taxes                                              7,711    8,738

<PAGE4>


                         NOTES TO FINANCIAL INFORMATION


1.  Management Statement

         The financial statements as reported in Form 10-Q reflect all adjustments (including those of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of results for the six months ended December 31, 1993 and 1992.

2.  Per Share Calculation

         Shares (in thousands) used in per share data have been adjusted to reflect the May, 1993 two-for-one stock split and are as follows:

                                                    December 31
                                                 1993        1992
              Earnings                          15,487      16,625
              Cash Dividends                    15,189      16,394

         Earnings per share have been computed according to generally accepted accounting principles.

         Cash dividends per share have been computed based on the shares outstanding at the time the dividends were paid.

3.  Contingencies

         The Company is a party to various claims and legal proceedings related to environmental matters generally incidental to its business. Management has evaluated each matter based upon the advice of its independent environmental consultants and has recorded an appropriate provision for the resolution of such matters in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies," Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's financial statements.

4.  Adoption of Financial Accounting Standards

         Two statements of Financial Accounting Standards (SFAS) were adopted effective July 1, 1993. "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106) will result in an increase in annual operating expenses of approximately $640,000. "Accounting for Income Taxes" (SFAS No. 109) did not have a material effect on the Company's financial statements.

<PAGE5>


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONSOLIDATION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

For the six months ended December 31, 1993, a $10.4 million net reduction in operating assets and liabilities was experienced when compared to the same period of the prior year. Since June 30, 1993, inventories increased $3.5 million in anticipation of third quarter sales. Accounts Payable increased $3.6 million primarily due to the rise in inventories. Prepaid expenses increased $3.4 million due to the annual prepayment of insurance premiums. Also, since June 30, 1993, Accrued Expenses decreased $5.1 million due primarily to payments related to the Company's Profit Improvement Incentive Plan (PIPS).

Additionally, for the six months ended December 31, 1993, the Company expended $7.1 million in plant and equipment, repurchased $6.9 million of its common stock and paid out $3.8 million in cash dividends to its shareholders. These transactions were financed primarily from operating cash flows and from borrowings under the Company's existing bank credit agreement. The Company believes that existing cash flows and the current bank credit agreement are sufficient to meet its anticipated cash requirements for the foreseeable future.

Two Statements of Financial Accounting Standards (SFAS) were adopted effective July 1, 1993. "Employer's Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106) will result in an increase in annual operating expenses of approximately $640,000. The implementation of "Accounting for Income Taxes" (SFAS No. 109) did not have a material effect on the Company's financial statements. "Employer's Accounting for Postemployment Benefits" (SFAS No. 112) was issued in November 1992 and management does not expect the implementation of this standard to have a material effect on the Company's financial statements.

OPERATIONS

                      Quarter Ended December 31, 1993
            as compared to the Quarter Ended December 31, 1992

Net Sales for the quarter ended December 31, 1993 decreased $2.7 million as compared to the same quarter of fiscal 1993. The Company's Graphics/Mail Order and Industrial segments reported reductions in Net Sales of $4.0 and $1.9 million respectively. These declines were offset by a $3.2 million improvement in the Institutional segment's Net Sales. The reduction reported by the Graphics/Mail Order segment is caused by the cyclical nature of its James Burn division combined with a reduction in European sales due to recessionary factors. The Industrial segment's decrease in Net Sales is also primarily due to the European recession. Improvement in Net Sales was reported by several units in the Institutional segment none of which was individually significant.

In the second quarter of fiscal 1994, a Gross Profit Margin Percentage of 34.3% was reported which is consistent with the percentage reported in the prior year of 34.4%. The Company's three segments reported only minor variations in Gross Profit Margin Percentages.

<PAGE6>

Selling, General and Administrative Expenses for the second quarter of fiscal 1994 decreased $1.5 million, to 25.1% of Net Sales versus 25.7% of Net Sales for the second quarter of fiscal 1993. The greatest decline in these expenditures was reported by the Graphics/Mail Order segment as cost reduction strategies have been implemented due to this segment's decline in Net Sales.

The above factors resulted in a 2.9% increase in Income Before Taxes as compared to the same period of the prior year. The effective tax rate in the second quarter dropped to 34.9% versus 37.5% in the same period of fiscal 1993. This was partly caused by a reduction in European profits which are normally taxed at higher effective tax rates. Net Income for the second quarter of fiscal 1994 increased $474,000, or 7.2%, as compared to the same quarter last year.


                    Six Months Ended December 31, 1993
             as Compared to Six Months Ended December 31, 1992

Net Sales for the six months ended December 31, 1993, decreased $2.4 million when compared to the same period of the prior year. The Company's Institutional segment reported an improvement in Net Sales of $8.4 million which was offset by decreases in Net Sales reported by the Graphics/Mail Order and Industrial segments of $9.5 and $1.3 million, respectively. The reasons for the decline and improvement in Net Sales reported by each segment are the same as those described in the above discussion of quarterly results.

For the six months ended December 31, 1993, the Gross Profit Margin Percentage decreased to 33.3% as compared to 33.8% in the same period of the prior year. This reduction was caused by declines of less than 1% in the Gross Profit Margin Percentage reported by both the Graphics/Mail Order and Industrial segments which was primarily due to the decrease in Net Sales reported by these two segments.

Selling, General and Administrative Expenses decreased $3.8 million, to 24.1% of Net Sales for the six months ended December 31, 1993 as compared to 25.3% of Net Sales for the same period in the prior year. This change is partly associated with the Corporation's Profit Improvement Incentive Plan, and partly to divisional cost reduction measures combined with certain non-recurring expenses recorded in the prior year.

The above factors have resulted in a 8.3%, or $1.6 million, increase in Income Before Income Taxes as compared to the six months ended December 31, 1992. The effective tax rate for the six months ended December 31, 1993 decreased to 37.1% versus 38.3% in the same period of the prior year for the same reasons described above in the discussion of quarterly results. Net Income for the first six months of fiscal 1994 increased $1.3 million, or 10.6%, versus the same period of the prior year.

<PAGE7>
                        PART II.  OTHER INFORMATION



       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.




 The Annual Meeting of Shareholders of the Company was held on October 26, 1993. Two matters were voted upon at the meeting: the election of directors and the approval of the appointment of independent auditors of the Company. The name of each director elected at the meeting and the number of votes cast as to each matter are as follows:

Proposal 1 (Election of Directors)

    Nominee                         For                   Withheld
John Bolten, Jr.                 12,109,885               189,375
David R. Crichton                12,099,623               199,637
Samuel S. Dennis 3d              12,106,056               193,205
Daniel B. Hogan, Ph.D.           12,110,587               188,673

Proposal 2 (Appointment of Auditors)

    For                          Against                  Abstain
12,180,053                       20,038                   99,169

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.



    (b) The Company did not file any reports with the Securities and Exchange Commission on Form 8-K during the quarter ended December 31, 1992.







                        ALL OTHER ITEMS ARE INAPPLICABLE
<PAGE8>

                                                                    Form 10-Q



                        STANDEX INTERNATIONAL CORPORATION





                                   SIGNATURES



    Pursuant to the Requirements of the Securities Exchange Act of 1934 the

Registrant has duly caused this report to be signed on its

behalf by the undersigned thereunto duly authorized.





                                  STANDEX INTERNATIONAL CORPORATION




    Date: February 11, 1994       /s/ Robert R. Kettinger
                                  Robert R. Kettinger, Corporate Controller




    Date: February 11, 1994       /s/ Lindsay M. Sedwick
                                  Lindsay M. Sedwick, Vice President/Treasurer