Form 10-Q
period 1994-03-31
STANDEX INTERNATIONAL CORP/DE/
filed 1994-05-11
CIK 310354

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934





For Quarter Ended March 31, 1994             Commission file number 1-7233




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



    The number of shares of Registrant's Common Stock outstanding on March 31, 1994 was 14,704,317.

                        STANDEX INTERNATIONAL CORPORATION







                                    I N D E X







                                                                     Page No.


PART I.  FINANCIAL INFORMATION:

  Statements of Consolidated Income for the Three and Nine
    Months Ended March 31, 1994 and 1993 .....................            2

  Consolidated Balance Sheet, March 31, 1994 and
    June 30, 1993 ............................................            3

  Statement of Changes in Consolidated Cash Flows for the
    Nine Months Ended March 31, 1994 and 1993 ...............             4

  Notes to Financial Information. ...........................             5

  Management's Discussion and Analysis.......................             6-8



PART II.  OTHER INFORMATION..................................             9

                                                                 Form 10-Q


                         PART I.  FINANCIAL INFORMATION
                        STANDEX INTERNATIONAL CORPORATION
                        Statement of Consolidated Income
                                  (000 Omitted)


                                   Three Months Ended         Nine Months Ended
                                        March 31                   March 31
                                   1994        1993            1994       1993

Net Sales                        $130,892   $117,532         $391,723  $380,743
Cost of Products Sold              88,855     79,305          262,891   253,562
Gross Profit Margin                42,037     38,227          128,832   127,181
Selling, General & Adminis-
  trative Expenses                 31,182     29,444           94,041    96,103
Income from Operations             10,855      8,783           34,791    31,078
Other Income/(Expense):
  Interest Expense                 (1,446)    (1,616)          (4,296)  (4,638)
  Interest Income                     118        343              315      717
Other Income/(Expense) - net       (1,328)    (1,273)          (3,981)  (3,921)
Income Before Income Taxes          9,527      7,510           30,810    27,157
Provision for Income Taxes          3,296      2,23
Net Income                       $  6,231   $  5,277         $ 19,628  $ 17,394

Earnings Per Share               $    .41   $    .32         $   1.28  $   1.05
Cash Dividends per Share         $    .13   $    .105        $    .38  $   .305

                        STANDEX INTERNATIONAL CORPORATION

                           Consolidated Balance Sheet
                                  (000 Omitted)

                                                          March 31    June 30
                                                            1994        1993
                         ASSETS

CURRENT ASSETS:
  Cash                                                     $  3,236  $  7,518
  Receivables, net of allowances for doubtful accounts       81,647    75,451
  Inventories (approximately 45% finished goods, 20% work
    in process, and 35% raw material and supplies)          101,547    95,478
  Prepaid expenses                                            6,401     3,904
    Total current assets                                    192,831   182,351

PROPERTY, PLANT AND EQUIPMENT                               210,223   207,421
  Less accumulated depreciation                             121,883   116,502
    Total                                                    88,340    90,919

OTHER ASSETS
  Goodwill, net                                              16,337    17,288
  Prepaid pension and other                                  19,437    18,011
    Total                                                    35,774    35,299

          TOTAL                                            $316,945  $308,569

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt      $  7,473  $ 10,714
  Accounts payable                                           31,334    28,234
  Income taxes                                                4,344     4,413
  Accrued expenses                                           28,271    29,862
    Total current liabilities                                71,422    73,223

LONG-TERM DEBT (less current portion included above)        109,952    94,416

DEFERRED INCOME TAXES AND OTHER LIABILITIES                  19,733    19,406

STOCKHOLDERS' EQUITY
  Common stock                                               41,976    41,976
  Paid-in Capital                                               154         -
  Retained earnings                                         241,247   227,358
  Cumulative translation adjustment                          (4,489)     (946)
  Less cost of treasury shares                             (163,050) (146,780)
  Less loan to Stock Ownership Trust                              -       (84)
    TOTAL STOCKHOLDERS' EQUITY                              115,838   121,524

          TOTAL                                            $316,945  $308,569

                         STANDEX INTERNATIONAL CORPORATION

                       STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (000 OMITTED)


                                                             Nine Months Ended
                                                                  March 31
                                                              1994       1993

Cash Flows from Operating Activities:
  Net income                                                 19,628    17,394
  Depreciation and amortization                               9,170    10,074
  Net changes in assets and liabilities                     (15,421)   (1,495)

Net Cash Provided by Operating Activities                    13,377    25,973

Cash Flows from Investing Activities:
  Expenditures on property and equipment                     (9,256)   (8,424)
  Other                                                       1,493       365

Net Cash Used for Investing Activities                       (7,763)   (8,059)

Cash Flows from Financing Activities:
  Proceeds from additional borrowings                        15,882       890
  Payments of debt                                           (3,587)   (6,965)
  Cash dividends paid                                        (5,740)   (4,967)
  Purchase of treasury stock                                (18,772)  (16,778)
  Stock issued under employee stock option
    and stock purchase plans                                  2,502     3,219
  Other, net                                                  2,740       419

Net Cash Used by Financing Activities                        (9,477)  (24,182)

Effect of Exchange Rate Changes on Cash                        (419)     (560)

Net Change in Cash                                           (4,282)   (6,828)

Cash at Beginning of Year                                     7,518    10,891

Cash at March 31                                              3,236     4,063

Supplemental Disclosure of Cash Flows Information:
  Cash paid during the nine months for:
    Interest                                                  4,254     4,693
    Income taxes                                             11,251    11,505

                         NOTES TO FINANCIAL INFORMATION



1.  Management Statement

         The financial statements as reported in Form 10-Q reflect all adjustments (including those of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of results for the nine months ended March 31, 1994 and 1993.



2.  Per Share Calculation

         Shares (in thousands) used in per share data have been adjusted to reflect the May, 1993 two-for-one stock split and are as follows:

                                                      March 31
                                                 1994        1993

              Earnings                          15,394      16,525
              Cash Dividends                    15,105      16,286

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



4.  Adoption of Financial Accounting Standards

         Two statements of Financial Accounting Standards (SFAS) were adopted effective July 1, 1993. "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106) will result in an increase in annual operating expenses of approximately $640,000 in fiscal 1994. "Accounting for Income Taxes" (SFAS No. 109) did not have a material effect on the Company's financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONSOLIDATION AND RESULTS OF OPERATIONS


MATERIAL CHANGES IN FINANCIAL CONDITION

During the nine months ended March 31, 1994, the Company repurchased $18.8 million of its common stock, expended $9.3 million in plant and equipment and paid out $5.7 million in cash dividends to its shareholders. The increase in cash flows from operating activities for the nine months ending March 31, 1994 was generated by Net income and Depreciation and amortization. This was, however, partially off-set by a net increase in operating assets and liabilities since Accounts Receivable and Inventories increased $6.2 million and $6.1 million, respectively, resulting from increased business activity in the Institutional segment which is described below.

These transactions were financed primarily from operating cash flows and from borrowings under the Company's existing bank credit agreements. The Company believes that existing cash flows and the current bank credit agreement are sufficient to meet its anticipated cash requirements for the foreseeable future.

Two Statements of Financial Accounting Standards (SFAS) were adopted effective July 1, 1993. "Employer's Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106) will result in an increase in annual operating expenses of approximately $640,000 in fiscal 1994. The implementation of "Accounting for Income Taxes" (SFAS No. 109) did not have a material effect on the Company's financial statements. "Employer's Accounting for Postemployment Benefits" (SFAS No. 112) was issued in November 1992 and management does not expect the implementation of this standard to have a material effect on the Company's financial statements.


OPERATIONS

                          Quarter Ended March 31, 1994
                 as compared to the Quarter Ended March 31, 1993

Net sales reached record levels for the quarter ended March 31, 1994. Net Sales increased $13.4 million, or 11.4%, when compared to the same period of the prior year. The Institutional and Graphics/Mail Order segments reported increased Net Sales of $11.9 million and $1.9 million, respectively. These improvements were offset by a modest decline ($400,000) in Net Sales reported by the Industrial segment. Within the Institutional segment, gains in Net Sales were reported by the majority of divisions. However, this segment's Master-Bilt division reported the single greatest improvement due to increased sales strength of a new product line which was introduced during fiscal year 1993.

In the third quarter of fiscal 1994, a Gross Profit Margin Percentage of 32.1% was reported which is consistent with the percentage reported in the same period of the prior year of 32.5%. The Company's three segments reported only minor variations in Gross Profit Margin Percentages.

                          Quarter Ended March 31, 1994
                 as compared to the Quarter Ended March 31, 1993

For the quarter ended March 31, 1994, Selling, General and Administrative Expenses increased $1.7 million, or 5.9%, to represent 23.8% of Net Sales as
compared to 25.1% of Net Sales for the same period of the prior year.   Due to
the increased business activity in the Institutional segment, this segment's variable expenses increased $1.7 million for the quarter ended March 31, 1994.


In the third quarter of fiscal 1994, Interest Expense decreased $170,000 as compared to the same period of fiscal 1993. Although borrowings have increased in fiscal 1994, interest expenses have declined due to the source of debt.
Last year, a higher proportion of debt was serviced from outside the United States at higher interest rates. In the current year, a greater share of borrowings is serviced from the United States at lower interest rates.

The above factors resulted in a $2.0 million, or 26.9%, increase in Income Before Taxes as compared to the same period of the prior year. The effective tax rate in the third quarter increased to 34.6% versus 29.7% reported in the same period of fiscal 1993. In the prior year, tax benefits generated by a U.K. subsidiary and foreign tax credits were greater than those experienced in the current quarter. As a result, the effective tax rate in the prior year was lower than the current quarter's effective tax rate.

Net Income for the third quarter of fiscal 1994 increased $1 million, or 18.1%, when compared to the same period of the prior year due to the factors described above.


                        Nine Months Ended March 31, 1994
                 as compared to Nine Months Ended March 31, 1993

Net Sales for the nine months ended March 31, 1994 reached a record level for any first nine month period in the Company's history. An $11 million increase, or a 2.9% improvement, in Net Sales was recorded as compared to the same period last year. The Institutional segment reported an increase in Net Sales of $20.3 million while the Graphics/Mail Order and Industrial segments each reported a decline in Net Sales of $7.6 and $1.7 million, respectively. The reason for the Institutional segment's improvement is the same as that described in the above discussion of quarterly results. The decline in Net Sales for the nine month period reported by the Graphics/Mail Order segment is primarily caused by the cyclical nature of one of its divisions. The European recession, particularlyin the automotive industry, and the weakness in the U.S. defense related industries are the primary reasons for the decreased Net Sales reported by the Industrial segment.

For the nine months ended March 31, 1994, a Gross Profit Margin Percentage of 32.9% was reported as compared to 33.4% reported in the same period of the prior year. The Company's three segments reported only minor variations in Gross Profit Margin Percentages.

                        Nine Months Ended March 31, 1994
                 as compared to Nine Months Ended March 31, 1993

Selling, General and Administrative Expenses (SG&A) decreased $2.1 million for the nine months ended March 31, 1994 when compared to the same period last year. Greater variable expenses reported by the Institutional segment were partially offset by cost reductions implemented by the Graphic/Mail Order segment due to this segment's decrease in Net Sales for the current nine month period. Also, non-recurring expenses of $1 million, none of which were individually significant, were recorded in the prior year.

For the reasons described in the above discussion of quarterly results, Interest Expenses declined $342,000 for the nine months ended March 31, 1994, when compared to the same period of the prior year.

The above factors resulted in a $3.7 million, or 13.5%, increase in Income Before Taxes as compared to the same period of the prior year. The effective tax rate for the nine months ended March 31, 1994, increased slightly to 36.3% as compared to 35.9% in the same period of fiscal 1993.

The above caused an increase in Net Income of $2.2 million, or 12.8%, for the nine months ended March 31, 1994, as compared to the same period of the prior year.

                           PART II.  OTHER INFORMATION










                              NO APPLICABLE ITEMS.

                                                                    Form 10-Q



                        STANDEX INTERNATIONAL CORPORATION





                                   SIGNATURES



    Pursuant to the Requirements of the Securities Exchange Act of 1934 the

Registrant has duly caused this report to be signed on its

behalf by the undersigned thereunto duly authorized.





                                  STANDEX INTERNATIONAL CORPORATION




    Date:  May 11, 1994           /s/ Robert R. Kettinger
                                  Robert R. Kettinger, Corporate Controller




    Date:  May 11, 1994           /s/ Lindsay M. Sedwick
                                  Lindsay M. Sedwick, Vice President/Treasurer