Form 10-K
period 1994-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 1994-09-13
CIK 310354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1994          Commission File Number 1-7233

                        STANDEX INTERNATIONAL CORPORATION
             (Exact name of Registrant as specified in its Charter)

        DELAWARE                                            31-0596149
(State of incorporation)                  (I.R.S. Employer Identification No.)

 6 MANOR PARKWAY, SALEM, NEW HAMPSHIRE                                  03079
(Address of principal executive offices)                            (Zip Code)

                                 (603) 893-9701
              (Registrant's telephone number, including area code)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:

     Title of Each Class             Name of Each Exchange on Which Registered
Common Stock, Par Value $1.50
  Per Share                                     New York Stock Exchange

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X      NO

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at July 31, 1994 was approximately $364,882,000.

     The number of shares of Registrant's Common Stock outstanding on September 7, 1994 was 14,601,491.

     Portions of the 1994 Annual Report to Stockholders of Registrant are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of Registrant dated September 16, 1994 are incorporated in Part III of this report.
______________________________________________________________________________
______________________________________________________________________________
                                    PART I

                               ITEM 1.  BUSINESS


     Standex* is a diversified manufacturing and marketing company with operations in three product segments: Graphics/Mail Order, Institutional and Industrial. Standex was incorporated in 1975 and is the successor of a corporation organized in 1955.

     The business of the Company is carried on within the three segments by a number of operating units, each with its own organization. The management of each operating unit has responsibility for product development, manufacturing, marketing and for achieving a return on investment in accordance with the standards established by Standex. Overall supervision, coordination and financial control are maintained by the executive staff from its corporate headquarters located at 6 Manor Parkway, Salem, New Hampshire. As of June 30, 1994, the Company had approximately 5,100 employees.

     The principal products produced and services rendered by each of the segments of Standex are incorporated herein by reference to pages 4 through 11 of the Annual Report to Stockholders for the fiscal year ended June 30, 1994 (the "1994 Annual Report"). Sales are made both directly to customers and by or through manufacturers' representatives, dealers and distributors.

     The major markets for the above products and services are as follows:

            MAJOR PRODUCTS                           MAJOR MARKETS

Graphics/Mail Order

. Educational and religious
  Publishing:

    Standard Publishing religious             Sunday schools, churches,
    periodicals, Sunday School                vacation Bible schools; chain
    literature and supplies                   of 16 Berean bookstores

. Commercial Printing                         General commerce and industry

. Binding Systems and Office Supplies:

    Wire-O and Mult-O machinery and           Printers, publishers of
    complete binding systems                  checkbooks, calendars,
                                              appointment books, cookbooks,
                                              catalogs, manuals, etc.





  *References in this Annual Report on Form 10-K to "Standex" or the "Company" shall mean Standex International Corporation and its subsidiaries.

             MAJOR PRODUCTS                           MAJOR MARKETS



Graphics/Mail Order (continued)

.  Binding Systems, etc. (Continued):

     Specialized commercial and             Manufacturers, advertisers,
     government forms and printing          department stores, magazines,
                                            government and general industry

.  Distribution of office supplies and      General commerce and industry
   furniture

.  Mail Order:

     Frank Lewis Grapefruit Club gift       Direct to consumers
     packages, Harry's Crestview Groves
     grapefruit packages, grapefruit
     juice, grapefruit sections, onions,
     melons and roses

Institutional Products

.  Food Service Equipment:

     USECO food service equipment and       Hospitals, schools, nursing homes,
     patient feeding systems                correctional facilities and
                                            restaurants

     Master-Bilt refrigerated beverage      Hospitals, schools, fast food
     cases, coolers and freezers;           industry, restaurants, hotels,
     Barbecue King ovens and baking         clubs, supermarkets, beverage
     equipment; Federal Industries          industry, bakeries, dairy and
     bakery and deli equipment; Mason       convenience food chains
     candlelamps; Coors restaurant china
     and cookware; Red Goat waste
     disposers; EPCO food racks; General
     Slicing and Toastswell commercial
     appliances

.  Other Institutional Products:

     Jarvis & Jarvis, Can-Am Casters and    General industry, hospitals and
     Wheels and PEMCO casters and           supermarkets
     wheels; industrial hardware

     Snappy metal ducting and fittings      Heating, ventilating and air
                                            conditioning distributors
                                            principally in Midwestern and
                                            Southwestern United
                                            States

            MAJOR PRODUCTS                           MAJOR MARKETS



Institutional Products (continued):

.  Other Institutional Products
   (continued)

     National Metal fabricated metal       Restaurants, retail stores, office
     products including Christmas tree     furniture markets, stationary
     stands, speciality hardware and       supply houses and other industries
     metal furniture


     Williams chiropractic and traction    Chiropractors and physical
     tables and multi-therapy systems      therapists
     (Zenith and CombiTM brands)

Industrial Products

.  Texturizing Systems:

     Roehlen embossing rolls, machines     General Industry (e.g. automotive,
     and plates; Mold-Tech mold            plastics, textiles, paper, building
     engraving; Keller-Dorian print        products, synthetic materials,
     rolls                                 appliances, business machines,
                                           etc.)
.  Metal and Machinery Products:

     Procon rotary vane pumps              Beverage industry, water
                                           purification industry, industrial
                                           heat exchanges and medical markets

     Spincraft power metal spinning        OEMs, turbine and generator
     custom forming components for         manufacturers, U.S. Government,
     aircraft engines, gas turbines,       food handling, construction
     military ordnance and similar         machinery, etc.
     products



     Custom Hoists single and double       Automotive, construction, textile,
     acting telescopic and piston rod      and paper industries
     hydraulic cylinders; Perkins
     converting and finishing machinery
     and systems; Alan Duffy web
     slitting and rewinding machinery

            MAJOR PRODUCTS                           MAJOR MARKETS


Industrial Products (continued)


.  Electronics

     Standex reed switches and relays;     Telecommunications, consumer
     EMI/RFI powerline filters; fixed      electronics, automotive, security
     and variable inductors and            systems, communications equipment,
     electronic assemblies; variable       computers, instrumentation controls
     mica capacitors; and tunable
     inductors and micro coils

     Van Products electrical connectors    Air conditioning, refrigeration





       Financial information on each of the product groups of Standex as well as financial information of non-U.S. operations is incorporated by reference to the note to the consolidated financial statements entitled Industry Segment Information on page 20 of the 1994 Annual Report.

Raw Materials

    Raw materials and components necessary for the fabrication of products and the rendering of services for the Company are generally available from numerous sources. The Company does not foresee any unavailability of materials or components which would have any material adverse effect on its overall business, or any of its business segments, in the near term.

Patents and Trademarks

    The Company owns or is licensed under a number of patents and trademarks in each of its product groups. However, the loss of any single patent or trademark would not, in the opinion of the Company, materially affect any segment.

Backlog
    Backlog at June 30, 1994 and 1993 is as follows (in thousands):

                                                   1994         1993
          Graphics/Mail Order............          $7,599       $8,056
          Institutional..................          30,569       27,026
          Industrial.....................          36,374       39,126
                 Total                             $74,542      $74,208

    Substantially all of the backlog is expected to be realized as sales in fiscal 1995.

Competition

    Standex manufactures and markets products many of which have achieved a unique or leadership position in their market. However, the Company encounters competition in varying degrees in all product groups and for each product line. Competitors include domestic and foreign producers of the same and similar products. The principal methods of competition are price, delivery schedule, quality of services, product performance and other terms and conditions of sale. During fiscal 1994, the Company invested $13,238,000 in new plant and equipment in order to upgrade facilities to become more competitive in all segments.

International Operations

    Substantially all international operations of the Company are related to domestic operations and are included in all three product groups. International operations are conducted at 34 plants, principally in Western Europe. The industry segment information regarding non-U.S. operations on page 20 of the 1994 Annual Report is incorporated herein by reference.


Research and Development

    Due to the nature of the manufacturing operations of Standex and the types of products manufactured, expenditures for research and development are not material to any segment.


Environmental and Other Matters

    To the best of its knowledge, the Company believes that it is presently in substantial compliance with all existing applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position.


                              ITEM 2.  PROPERTIES


    At June 30, 1994, Standex operated a total of 86 principal plants and warehouses located through the United States, Western Europe, Canada, Australia and Mexico. The Company owned 48 of the facilities and the balance were leased. In addition, the Company operated 18 retail stores in various sections of the United States, of which 17 were leased. The approximate building space utilized by each product group of Standex at June 30, 1994 is as follows (in thousands):

                                                 Area in Square Feet
                                                  Owned      Leased

         Graphics/Mail Order............            574         314
         Institutional..................          1,437         509
         Industrial.....................            923         200
         General Corporate..............             29           -
              Total.....................          2,963       1,023


    In general, the buildings are in good condition, are considered to be adequate for the uses to which they are being put and are in regular use.


    The Company utilizes machinery and equipment which is necessary to conduct its operations. Substantially all of such machinery and equipment is owned by Standex.


                          ITEM 3.  LEGAL PROCEEDINGS

    There are no material pending legal proceedings.


                   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS


    No matters were submitted to stockholders during the fourth quarter of the fiscal year.

                         EXECUTIVE OFFICERS OF STANDEX


      Name           Age    Principal Occupation During the Past Five Years

Thomas L. King        64    Chairman of the Board of the Company since January
                              1992, President of the Company since August 1984 and Chief Executive Officer of the Company since July 1985.

Edward J. Trainor     54    President of the Company since July 1994; Vice
                              President of the Company from July 1992 to July 1994 and President of the Standex Institutional Products Group of the Company from January 1987 to July 1994.

David R. Crichton     56    Executive Vice President/Operations of the Company
                              since June 1989; and prior thereto, President of Standex Precision Engineering Division of the Company from June 1987 to May 1989.

Thomas H. DeWitt      52    Executive Vice President/Administration of the
                              Company since January 1987 and General Counsel of the Company since October 1985.

Lindsay M. Sedwick    59    Vice President of the Company since January 1990
                              and  Treasurer of the Company since January
                              1986.

Robert R. Kettinger   52    Corporate Controller of the Company since July
                              1991, and prior thereto Assistant Corporate
                              Controller of the Company.

Richard H. Booth      47    Corporate Counsel of the Company since June 1992
                              and Secretary of the Company since July 1992; Vice President, General Counsel and Secretary of Metcalf & Eddy Companies, Inc., from May 1989 to November 1991 and prior thereto Senior Group Counsel of The Gillette Company.

     The executive officers are elected each year by the Board of Directors to serve for one-year terms of office. There are no family relationships between any of the directors or executive officers of the Company.


                                    PART II


                   ITEM 5.  MARKET FOR STANDEX COMMON STOCK
                        AND RELATED STOCKHOLDER MATTERS

     The principal market in which the Common Stock of Standex is traded is the New York Stock Exchange. The high and low sales prices for the Common Stock on the New York Stock Exchange and the dividends paid per Common Share for each quarter in the last two fiscal years are incorporated by reference to page 14 of the 1994 Annual Report. The approximate number of stockholders of record on September 7, 1994 was 4,500.

                       ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data for the five years ended June 30, 1994 is incorporated by reference to the table entitled "Five-Year Financial Review" on page 14 of the 1994 Annual Report. This summary should be read in conjunction with the consolidated financial statements and related notes included in the 1994 Annual Report on pages 15 through 22, and Exhibit 11 contained herein.

                       ITEM 7.  MANAGEMENT'S DISCUSSION
                      AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations of the Company is incorporated by reference to pages 12 and 13 of the 1994 Annual Report.

                         ITEM 8.  FINANCIAL STATEMENTS
                            AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to pages 14 through 23 of the 1994 Annual Report.

                  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


                                     None

                                   PART III

                  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
                                  OF STANDEX


     Certain information concerning the directors of the Company is incorporated by reference to pages 2 through 6 and page 23 of the Proxy Statement of the Company, dated September 16, 1994 (the "1994 Proxy Statement"). Certain information concerning the executive officers of the Company is set forth in Part I under the caption "Executive Officers of Standex."

                       ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference to pages 12 through 18 of the 1994 Proxy Statement.

                    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

     The stock ownership of each person known to Standex to be the beneficial owner of more than 5% of its Common Stock and the stock ownership of all directors and executive officers of Standex as a group are incorporated by reference to pages 6 through 7 of the 1994 Proxy Statement. The beneficial ownership of Standex Common Stock of all directors and executive officers of the Company is incorporated by reference to pages 5 through 6 of the 1994 Proxy Statement.

                      ITEM 13.  CERTAIN RELATIONSHIPS AND
                             RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated by reference to page 19 of the 1994 Proxy Statement.

                                    PART IV

                    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
                      SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Schedules

     The financial statements and schedules listed in the accompanying index to Financial Statements and Schedules are filed as part of this Annual Report on Consolidated Form 10-K.

     (b)  Reports on Form 8-K

     Standex filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended June 30, 1994.

     (c)  Exhibits

         3.    (i)  Restated Certificate of Incorporation of Standex, dated
                    October 16, 1986, is incorporated by reference to the exhibits to the Quarterly Report of Standex on Form 10-Q for the fiscal quarter ended December 31, 1986.

              (ii) By-Laws of Standex, as amended, and restated on July 27, 1994.

         4.    (a)  Agreement of the Company, dated September 15, 1981, to furnish a copy of any instrument with respect to certain other long-term debt to the Securities and Exchange Commission upon its request is incorporated by reference to the exhibits to the Annual Report of Standex on Form 10-K for the fiscal year ended June 30, 1981.

               (b) Shareholder Rights Plan and Trust Indenture of the Company is incorporated by reference to Amendment No. 1 to Form 8A filed with the Securities and Exchange Commission on May 16, 1989 and the Form 8A filed with the Securities and Exchange Commission on February 3, 1989.

        10.    (a)  Employment Agreement, dated July 1, 1988, between the
                    Company and Thomas L. King is incorporated by reference to the exhibits to the Annual Report of Standex on Form 10-K for the fiscal year ended June 30, 1988 (the "1988 10-K") and Agreement to Amend Employment Agreement dated September 18, 1989 is incorporated by reference to the exhibits to the Annual Report of Standex on Form 10-K for the fiscal year ended June 30, 1990 ("1990 10-K").

               (b) Employment Agreement - 1993 Amendment dated July 28, 1993 between the Company and Thomas L. King is in corporate by reference to the exhibits to the Annual Report of Standex on Form 10-K for the fiscal year ended June 30, 1993 ("1993 10-K").

               (c) Employment Agreement dated January 29, 1993, between the Company and Thomas H. DeWitt is incorporated by reference to the exhibits to the 1993 10-K.

               (d) Employment Agreement dated January 29, 1993, between the Company and David R. Crichton is incorporated by reference to the exhibits to the 1993 10-K.

               (e) Employment Agreement dated January 29, 1993, between the Company and Lindsay M. Sedwick is incorporated by reference to the exhibits to the 1993 10-K.

               (f) Employment Agreement dated January 29, 1993, between the Company and Edward J. Trainor is incorporated by reference to the exhibits to the 1993 10-K.

               (g) Standex International Corporation Profit Improvement Participation Shares Plan as amended and restated on July 1, 1989 is incorporated by reference to the exhibits to the 1990 10-K.

               (h) Standex International Corporation Stock Option Loan Plan, effective January 1, 1985, as amended and restated on January 26, 1994.

               (i) Standex International Corporation Executive Security Program as amended and restated on July 27, 1994.

               (j) Standex International Corporation 1985 Stock Option Plan effective July 31, 1985, as amended on October 30, 1990, is incorporated by reference to the exhibits to the Annual Report of Standex on Form 10-K for the fiscal year ended June 30, 1991.

               (k) Standex International Corporation Stock Appreciation Rights Plan effective July 31, 1985, is incorporated by reference to the exhibits to the 1985 10-K.

               (l) Standex International Corporation Executive Life Insurance Plan effective April 27, 1994.

               (m) Standex International Corporation 1994 Stock Option Plan effective July 27, 1994.

        11.    Computation of Per Share Earnings.

        13. The Annual Report to Stockholders of the Company for the fiscal year ended June 30, 1994 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchanges Commission and is not deemed "filed" as part of this Form 10-K).

        21.    Subsidiaries of Standex.

        23.    Independent Auditors' Consent.

        24.    Powers of Attorney of John Bolten, Jr., William L. Brown, David
               R. Crichton, Samuel S. Dennis 3d, Thomas H. DeWitt, Walter F. Greeley, Daniel B. Hogan, C. Kevin Landry, H. Nicholas Muller, III, Sol Sackel, and Lindsay M. Sedwick.

        27.    Financial Data Schedule.

     (d)  Schedules

     The schedules listed in the accompanying Index to Financial Statements and Schedules are filed as part of this Annual Report on Form 10-K.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 13, 1994.

                                          STANDEX INTERNATIONAL CORPORATION
                                                     (Registrant)




                                          By:  /s/Thomas L. King
                                               Thomas L. King, Chairman of
                                               the Board, Chief Executive
                                               Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on September 13, 1994:

    Signature                                          Title


/s/Thomas L. King                     Chairman of the Board, Chief Executive
Thomas L. King                          Officer



/s/Lindsay M. Sedwick                 Vice President/Treasurer (Chief Financial
Lindsay M. Sedwick                      Officer)



/s/Robert R. Kettinger                Corporate Controller (Chief Accounting
Robert R. Kettinger                     Officer)


    Thomas L. King, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on September 1, 1994 as attorney-in-fact for the following directors of the Registrant:

           John Bolten, Jr.               Walter F. Greeley
           William L. Brown               Daniel B. Hogan
           David R. Crichton              C. Kevin Landry
           Samuel S. Dennis 3d            H. Nicholas Muller, III
           Thomas H. DeWitt               Sol Sackel
                                          Lindsay M. Sedwick



                                          /s/Thomas L. King
                                          Thomas L. King

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES



|                                                            Page No. in
                                                            Annual Report
                                                               ("AR")


                 Financial Statements


Statements of Consolidated Income for the
  Years Ended June 30, 1994, 1993 and 1992......................        AR 15

Consolidated Balance Sheets at June 30, 1994 and 1993...........        AR 16

Statements of Consolidated Stockholders' Equity for
  the Years Ended June 30, 1994, 1993 and 1992..................        AR 15

Statements of Consolidated Cash Flows for
  the Years Ended June 30, 1994, 1993 and 1992..................        AR 17

Notes to Consolidated Financial Statements......................     AR 18-22

Independent Auditors' Report relating to the
  Consolidated Financial Statements and Notes thereto...........        AR 23


                     Schedules


Schedule II      Account Receivable from Related Parties and
                   Underwriters, Promoters, and Employees other
                   than Related Parties.........................           16

Schedule V       Property, Plant and Equipment..................           17

Schedule VI      Accumulated Depreciation and Amortization of
                   Property, Plant and Equipment................           18

Schedule VIII    Valuation and Qualifying Accounts..............           19

Schedule X       Supplementary Income Statement Information.....           20

Independent Auditors' Report relating to Schedules..............           15


       Schedules (consolidated) not listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements submitted.

                     INDEX TO ITEMS INCORPORATED BY REFERENCE


                                                                 Page No. in
                                                                Annual Report
                                                               ("AR") or Proxy
                                                               Statement ("P")
                         PART I

Item 1    Business...........................................       AR 4-11
          Industry Segment Information.......................         AR 20

                      PART II

Item 5    Market for Standex Common Stock and Related
            Stockholder Matters..............................         AR 14

Item 6    Selected Financial Data............................         AR 14

Item 7    Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............      AR 12-13

Item 8    Financial Statements and Supplementary Data........      AR 14-23


                        PART III

Item 10   Directors and Executive Officers of Standex........      P 2-6;23

Item 11   Executive Compensation.............................       P 12-18

Item 12   Security Ownership of Certain Beneficial Owners and
            Management.......................................    P 6-7; 5-6

Item 13   Certain Relationships and Related Transactions.....          P 19


INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of STANDEX INTERNATIONAL CORPORATION:



We have audited the consolidated financial statements of Standex International Corporation and subsidiaries as of June 30, 1994 and 1993 and for each of the three years in the period ended June 30, 1994, and have issued our report thereon dated August 16, 1994; such financial statements and report are included in your 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Standex International Corporation and subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Boston, Massachusetts

August 16, 1994

                                                                                                                 Schedule II
                                      STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES
                             AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS,
                                           AND EMPLOYEES OTHER THAN RELATED PARTIES
                                       For the Years Ended June 30, 1994, 1993 and 1992
      Column A                          Column B      Column C               Column D              Column E
                                        Balance at                           Deductions
                                        Beginning                    Amounts        Amounts        Balance at End of Period
      Name of Debtor (1)                of Period     Additions      Collected      Written Off    Current       Not Current
June 30, 1994:
  Directors and officers, in excess
    of $100,000 at any time during
    the year:
    Lindsay Sedwick ................... $154,904      $18,745        $2,642         -              -             $171,007
  All Others .......................... 132,349       553,085        200,184        -              -             485,250

    Total.............................. $287,253      $571,830       $202,826       -              -             $656,257

June 30, 1993:
  Directors and officers in excess
    of $100,000 at any time during
    the year:
    Lindsay Sedwick.................... -             $157,051       $2,147         -              -             $154,904
  All Others........................... $121,734      154,699        144,084        -              -             132,349

    Total.............................. $121,734      $311,750       $146,231       -              -             $287,253

June 30, 1992:
  All Directors and officers , none of
    which had in excess of $100,000 at
    any time during the year........... $271,845      $57,021        $207,132       -              -             $121,734

      Total............................ $271,845      $57,021        $207,132       -              -             $121,734

_______________
(1) The Board of Directors of the Company has approved a Stock Option Loan Plan which makes loans available to all directors, officers and employees holding stock options for the purpose of exercising the options.  The loans bear interest at the rate of 6%
per year if issued prior to June 30, 1984; thereafter, the loans bear interest at market rates.  The loan must be repaid within ten years.  Regular quarterly payments are made by the loan recipients which reduce the outstanding indebtedness.  The Company holds as collateral all stock received on the exercise of options under the Plan.

                                                                                                                  Schedule V
                                        STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                   PROPERTY, PLANT AND EQUIPMENT
                                         For the Years Ended June 30, 1994, 1993 and 1992

      Column A                          Column B      Column C       Column D       Column E               Column F
                                        Balance at                                  Other Changes--
                                        Beginning     Additions                     Reclassifications      Balance at
      Classification                    of Year       at Cost        Retirements    Add (Deduct)           End of Year
June 30, 1994:
  Land and land improvements........    $5,991,090    $157,407       $(16,500)      $(53,857)              $  6,078,140
  Buildings.........................    51,097,758    1,760,308      (1,540,594)    (782,455)              50,535,017
  Machinery and equipment...........    130,735,810   8,882,437(2)  (2,143,603)    (1,201,450)            136,273,194
  Office furniture and fixtures.....    15,851,497    1,927,438      (833,141)      (121,684)              16,824,110
  Transportation equipment..........    1,295,665     212,309        (177,308)      (26,275)               1,304,391
  Leasehold improvements............      2,448,749   297,921        (141,435)      (56,836)               2,548,399

    Total.........................      $207,420,569  $13,237,820    $(4,852,581)   $(2,242,557)(1)       $213,563,251

June 30, 1993:
  Land and land improvements........    $5,971,804    $104,244       $-             $(84,958)              $5,991,090
  Buildings.........................    50,631,844    1,325,875      (46,063)       (813,898)              51,097,758
  Machinery and equipment...........    129,314,927   7,716,877)(2)  (4,001,421)    (2,294,573)            130,735,810
  Office furniture and fixtures.....    15,017,766    1,188,306      (211,293)      (143,282)              15,851,497
  Transportation equipment..........    1,363,828     239,648        (260,610)      (47,201)               1,295,665
  Leasehold improvements............    2,533,388     152,350        (11,611)       (225,378)              2,448,749

    Total.........................      $204,833,557  $10,727,300    $(4,530,998)   $(3,609,290)(1)       $207,420,569

June 30, 1992:
  Land and land improvements........    $5,461,879    $458,422       $(4,555)       $56,058                $5,971,804
  Buildings.........................    47,984,471    1,483,232      (100,986)      1,265,127              50,631,844
  Machinery and equipment...........    116,670,163   11,133,621(2)  (4,049,820)    5,560,963              129,314,927
  Office furniture and fixtures.....    14,902,823    1,955,653      (2,039,771)    199,061                15,017,766
  Transportation equipment..........      1,286,254   141,168        (89,113)       25,519                 1,363,828
  Leasehold improvements............      2,268,964   480,683        (257,899)      41,640                 2,533,388

    Total.........................      $188,574,554  $15,652,779    $(6,542,144)   $7,148,368(1)         $204,833,557

(1) Includes foreign currency translation adjustments of $(2,176,215), $(3,471,259), and $2,314,616 in 1994, 1993 and 1992,
respectively, and other amounts which are the result of business acquisitions and dispositions.
(2)  Primarily includes machinery and equipment used in the manufacturing process.

                                                                                                                 Schedule VI
                                        STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                           ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                                                   PROPERTY, PLANT AND EQUIPMENT
                                         For the Years Ended June 30, 1994, 1993 and 1992

      Column A                          Column B      Column C          Column D        Column E               Column F
                                        Balance at    Additions                         Other Changes--
                                        Beginning     Charged to Costs                  Reclassifications      Balance at
      Classification                    of Year       and Expenses      Retirements     Add (Deduct)           End of Year
June 30, 1994:
  Land and land improvements........    $627,508      $64,208           $-              $(1,012)               $690,704
  Buildings.........................    20,141,593    1,456,901         (295,267)       (207,143)              21,096,084
  Machinery and equipment...........    82,781,232    8,368,717         (1,844,055)     (946,497)              88,359,397
  Office furniture and fixtures.....    10,921,944    1,524,884         (736,468)       (55,790)               11,654,570
  Transportation equipment..........    790,034       186,106           (133,365)       (14,156)               828,619
  Leasehold improvements............      1,239,243   151,208           (132,545)       (21,211)               1,236,695

    Total.........................      $116,501,554  $11,752,024       $(3,141,700)    $(1,245,809)(1)        $123,866,069

June 30, 1993:
  Land and land improvements........    $562,719      $64,978           $-              $(189)                 $627,508
  Buildings.........................    18,871,804    1,528,321         (37,621)        (220,911)              20,141,593
  Machinery and equipment...........    78,996,750    8,582,745         (3,358,682)     (1,439,581)            82,781,232
  Office furniture and fixtures.....    9,629,513     1,576,734         (191,596)       (92,707)               10,921,944
  Transportation equipment..........    759,796       222,260           (163,916)       (28,106)               790,034
  Leasehold improvements............      1,142,321   170,523           (1,935)         (71,666)               1,239,243

    Total.........................      $109,962,903  $12,145,561       $(3,753,750)    $(1,853,160)(1)        $116,501,554

June 30, 1992:
  Land and land improvements........    $498,322      $65,076           $(1,611)        $932                   $562,719
  Buildings.........................    17,392,704    1,347,270         (92,887)        224,717                18,871,804
  Machinery and equipment...........    73,031,350    7,961,264         (2,800,115)     804,251                78,996,750
  Office furniture and fixtures.....    9,685,458     1,533,762         (1,641,933)     52,226                 9,629,513
  Transportation equipment..........    617,446       199,257           (71,967)        15,060                 759,796
  Leasehold improvements............      1,167,044   136,485           (164,609)       3,401                  1,142,321

    Total.........................      $102,392,324  $11,243,114       $(4,773,122)    $1,100,587(1)         $109,962,903

(1)Includes foreign currency translation adjustments of $(1,182,309), $(1,811,257), and $1,217,972 in 1994, 1993 and 1992,
respectively, and other amounts which are the result of business acquisitions and dispositions.

                                                                                                                Schedule VIII
                                        STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                 VALUATION AND QUALIFYING ACCOUNTS
                                         For the Years Ended June 30, 1994, 1993 and 1992

  Column A                              Column B                       Column C                  Column D        Column E

                                        Balance at                      Additions
                                        Beginning          Charged to Costs Charged to         Balance at
  Description                           of Year            and Expenses     Other Accounts     Deductions         End of Year

  Allowances deducted from assets to
  which they apply--for doubtful
  accounts receivable:
  June 30, 1994...................      $2,666,975         $1,486,902                          $(1,566,732) (1)  $2,587,145


  June 30, 1993...................       $2,718,138        $1,778,740                          $(1,829,903) (1)  $2,666,975


  June 30, 1992...................      $2,557,318         $2,161,369                          $(2,000,549) (1)  $2,718,138

(1) Accounts written off--net of recoveries.

                                                              Schedule X

              STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  SUPPLEMENTARY INCOME STATEMENT INFORMATION
               For the Years Ended June 30, 1994, 1993 and 1992




        Column A                                 Column B


                                      Charged to Costs and Expenses
          Item                     1994            1993           1992
Advertising costs..........   $8,128,263      $8,562,165     $9,157,419

Maintenance and repairs....   $8,019,546      $7,354,709     $6,919,721

                                INDEX TO EXHIBITS



                                                                       PAGE

   3.   (ii) By-Laws of Standex as amended and restated on
        July 27, 1994 ............................................

  10.   (h) Standex International Corporation Stock Option Loan
        Plan, as amended and restated on January 26, 1994 ........

        (i) Standex International Corporation Executive Security
        Program as amended and restated on July 27, 1994 .........

        (l) Standex International Corporation Executive Life
        Insurance Plan effective April 27, 1994 ..................

        (m) Standex International Corporation 1994 Stock Option
        Plan effective July 27, 1994 .............................

  11.   Computation of Per Share Earnings ........................

  13. The Annual Report to Stockholders of the Company for the fiscal year ended June 30, 1994 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchanges Commission and is not deemed "filed" as part of this Form 10-K) ..........................................

  21.   Subsidiaries of Registrant ...............................

  23.   Independent Auditors' Consent ............................

  24. Powers of Attorney of John Bolten, Jr., William L. Brown, David R. Crichton, Samuel S. Dennis 3d, Thomas H. DeWitt, Walter F. Greeley, Daniel B. Hogan, C. Kevin Landry,
        H. Nicholas Muller, III, Sol Sackel, and
        Lindsay M. Sedwick .......................................

  27.   Financial Data Schedule ..................................