Form 10-Q
period 1994-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 1994-11-09
CIK 310354

FORM 10-Q




                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                   Quarterly Report under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934





For Quarter Ended September 30, 1994         Commission file number 1-7233




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

September 30, 1994 was 14,396,033.




                       STANDEX INTERNATIONAL CORPORATION


                                   I N D E X

                                                                     Page No.


PART I.  FINANCIAL INFORMATION:


  Statements of Consolidated Income for the Three

    Months Ended September 30, 1994 and 1993 ................             2


  Consolidated Balance Sheet, September 30, 1994 and

    June 30, 1994 ...........................................             3


  Statement of Changes in Consolidated Cash Flows for the

    Three Months Ended September 30, 1994 and 1993 ..........             4


  Notes to Financial Information. ...........................             5


  Management's Discussion and Analysis.......................             6-7




PART II.  OTHER INFORMATION..................................             8





                                                                 Form 10-Q


                         PART I.  FINANCIAL INFORMATION

                       STANDEX INTERNATIONAL CORPORATION

                        Statement of Consolidated Income

                                 (000 Omitted)

                                                          Three Months Ended

                                                             September 30

                                                          1994       1993


Net Sales                                                 $140,591   $127,338

Cost of Products Sold                                       94,636     86,316

Gross Profit Margin                                         45,955     41,022

 Selling, General & Adminis-

  trative Expenses                                          30,374     29,337

Income from Operations                                      15,581     11,685


Other Income/(Expense):

  Net gain on Disposition of

   Businesses and Product Lines                              5,080          -

  Interest Expense                                          (1,853)    (1,462)

  Interest Income                                              119        175

Other Income/(Expense) - net                                 3,346     (1,287)

Income Before Income Taxes                                  18,927     10,398

Provision for Income Taxes                                   7,126      4,088

Net Income                                                $ 11,801   $  6,310


Earnings Per Share                                        $    .80   $    .41

Cash Dividends per Share                                  $    .14   $    .12



                       STANDEX INTERNATIONAL CORPORATION


                           Consolidated Balance Sheet

                                 (000 Omitted)

                                                       September 30   June 30

                                                       ___ 1994____   __1994_

                         ASSETS

CURRENT ASSETS:

  Cash                                                 $ 16,183       $  5,023

  Receivables, net of allowances for doubtful accounts   86,631         83,381

  Inventories (approximately 40% finished goods, 25%

    work in process, and 35% raw material and supplies) 103,177        104,561

  Prepaid expenses                                        8,520          3,988

    Total current assets                                214,511        196,953


PROPERTY, PLANT AND EQUIPMENT                           203,024        213,563

  Less accumulated depreciation                         118,783        123,866

    Total                                                84,241         89,697


OTHER ASSETS

  Goodwill, net                                          16,105         16,257

  Prepaid pension and other                              21,036         20,814

    Total                                                37,141         37,071


    TOTAL                                              $335,893       $323,721


         LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

  Notes payable and current portion of long-term debt  $  2,317       $  9,576

  Accounts payable                                       31,844         28,711

  Income taxes                                            6,438          2,773

  Accrued expenses                                       29,482         29,090

    Total current liabilities                            70,081         70,150


LONG-TERM DEBT (less current portion included above)    121,831        112,854


DEFERRED INCOME TAXES AND OTHER LIABILITIES              19,065         21,785


STOCKHOLDERS' EQUITY

  Common stock                                           41,976         41,976

  Paid-in Capital                                         1,041            871

  Retained earnings                                     256,461        246,705

  Cumulative translation adjustment                      (1,532)        (3,414)

  Less cost of treasury shares                         (173,030)      (167,206)

    Total stockholders' equity                          124,916        118,932


    TOTAL                                              $335,893       $323,721



                       STANDEX INTERNATIONAL CORPORATION


                      Statement of Consolidated Cash Flows

                                 (000 Omitted)


                                                          Three Months Ended

                                                             September 30

                                                          1994       1993


Cash Flows from Operating Activities:

  Net income                                              $ 11,801   $  6,310

  Depreciation and amortization                              3,098      3,043

  Net gain on dispositions of businesses

   and product lines                                        (5,080)         -

  Net changes in assets and liabilities                     (4,006)   (15,232)


Net Cash Provided by/(Used for) Operating Activities         5,813     (5,879)


Cash Flows from Investing Activities:

  Expenditures on property and equipment                    (3,165)    (3,474)

  Proceeds from sale of businesses and product lines        13,606          -

  Other                                                         64         50


Net Cash Provided by/(Used for) Investing Activities        10,505     (3,424)


Cash Flows from Financing Activities:

  Proceeds from long-term debt                              14,087     10,500

  Payments of debt                                         (12,368)    (1,774)

  Cash dividends paid                                       (2,044)    (1,829)

  Purchase of treasury stock                                (6,345)      (927)

  Other, net                                                   690        727


Net Cash (Used for)/Provided by Financing Activities        (5,980)     6,697


Effect of Exchange Rate Changes on Cash                        822       (917)


Net Change in Cash                                          11,160     (3,523)


Cash at Beginning of Year                                    5,023      7,518


Cash at September 30                                      $ 16,183   $  3,995


Supplemental Disclosure of Cash Flow Information:


  Cash paid during the three months for:

    Interest                                                 1,701      1,408

    Income taxes                                             2,506      1,885



                         NOTES TO FINANCIAL INFORMATION


1.  Management Statement


    The financial statements as reported in Form 10-Q reflect all adjustments

(including those of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of results for the three months ended

September 30, 1994 and 1993.


2.  Per Share Calculation


    Shares (in thousands) used in per share data are as follows:




                                                    September 30

                                                 1994         1993


              Earnings                           14,815       15,539

              Cash Dividends                     14,602       15,238

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


4.   Dispositions


     In August, 1994 the Company sold its Standex International Engraving GmbH subsidiary for a total consideration of $19.4 million.  In addition, in

September, 1994 the Company formulated a plan to dispose, or otherwise align,

certain businesses and product lines.  In the aggregate these transactions resulted in a net gain of $5,100,000 which has been recorded in the accompanying Statement of Consolidated Income as a component of Other

Income/(Expense).  The net sales of the subsidiary and the other businesses and product lines were approximately $29,100,000 for fiscal 1994.


5.   Subsequent Event

     In November, 1994 the Company re-negotiated its Revolving Credit Agreement which increased the maximum credit line available from $125,000,000 to

$175,000,000 and extended repayment terms from December 1997 to October 1999.

The financial covenants were substantially reduced.  All other conditions and warranties remained substantially unchanged from the prior Revolving Credit

Agreement.




                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



MATERIAL CHANGES IN FINANCIAL CONDITION


During the three months ended September 30, 1994, the Company sold a Germany subsidiary for net proceeds of $13.6 million.  In addition, the Company formulated a plan to dispose, or otherwise align, certain other businesses and product lines.  In the aggregate, these transactions resulted in a gain of $5.1 million.  The proceeds from the sale, as well as net operating cash flows of

$5.8 million, were used to purchase $6.3 million of Treasury Stock, fund plant and equipment expenditures of $3.2 million and pay out $2.0 million in cash dividends to the Company's shareholders.  In October 1994, the remaining net proceeds from the sale were used to reduce debt.  Residual costs related to the disposition and alignment of the other businesses and product lines will not have a material impact on future cash flows.


In November 1994, the Company re-negotiated its Revolving Credit Agreement which increased the maximum credit line available from $125 million to $175 million and extended repayment terms from December 1997 to October 1999.  The financial covenants were substantially reduced.  All other conditions and warranties remained substantially unchanged from the prior Revolving Credit

Agreement.  While existing cash flows and bank credit agreements are sufficient to meet anticipated cash needs, the re-negotiated Revolving Credit

Agreement will further enhance the Company's ability to react should an appropriate investment opportunity present itself.



OPERATIONS


                        Quarter Ended September 30, 1994

              as compared to the Quarter Ended September 30, 1993


For the first quarter ended September 30, 1994, Net Sales reached record levels.  Net Sales increased $13.3 million as compared to the same quarter of fiscal 1994.  The Company's three segments reported growth in Net Sales due to improved customer demand within many of the markets each segment serves.

The Institutional segment registered the largest gain in Net Sales of $6.7 million.  The Graphics/Mail Order and Industrial segments experienced an increase in Net Sales of $3.4 and $3.2 million, respectively.


For the three months ended September 30, 1994, the Gross Profit Margin

Percentage rose to 32.7% as compared to 32.2% in the same quarter of the prior year.  The Institutional segment reported a slight increase in the Gross Profit

Margin Percentage.  A slight decline in the Gross Profit Margin Percentage was registered by the Graphics/Mail Order segment.  The Industrial segment experienced a 1.3% increase in the Gross Profit Margin Percentage due mainly to the growth in Net Sales reported for the latest quarter.


Selling, General and Administrative Expenses (SG&A) rose 3.5%, or $1.0 million,

in the first quarter of fiscal 1995 when compared to the same quarter of fiscal

1994.  All segments reported modest growth in SG&A primarily due to increased business activity.  However, as a percentage of Net Sales, SG&A decreased from

23.0% of Net Sales in the first quarter of fiscal 1994 to 21.6% for the same period of fiscal 1995.  Each of the Company's three segments reported a decline in SG&A as a percentage of Net Sales.


Interest Expense rose 26.7%, or $391,000, as compared to the first quarter of fiscal 1994 due to increased borrowings at higher interest rates than those experienced in the first quarter of fiscal 1994.


As described previously, during the quarter ended September 30, 1994, a net gain of $5.1 million was reported due to the disposition a German subsidiary and a plan to dispose, or otherwise align, certain businesses and product lines.  This gain, in addition to the above factors, resulted in an 82.0%,

or $8.5 million, increase in Income Before Income Taxes as compared to the same quarter last year.


The effective tax rate decreased from 39.3% in the first quarter of fiscal

1994 to 37.6% for the same period of fiscal 1995 primarily due to the utilization of foreign tax credits.


Due to the factors discussed above, Net Income for the first quarter of fiscal

1995 increased $5.5 million, or 87.0%, versus the same quarter last year.




                          PART II.  OTHER INFORMATION


                   ITEM 6.  Exhibits and Reports on Form 8-K


    (a)  Exhibits


         27.  Financial Data Schedule


    (b)  Reports on Form 8-K


         The Company filed no reports on Form 8-K with the Securities and

         Exchange Commission during the quarter ended September 30, 1994.







                                                                    Form 10-Q



                       STANDEX INTERNATIONAL CORPORATION



                                   SIGNATURES




    Pursuant to the Requirements of the Securities Exchange Act of 1934 the

Registrant has duly caused this report to be signed on its

behalf by the undersigned thereunto duly authorized.



                                  STANDEX INTERNATIONAL CORPORATION





    Date: November 9, 1994       /s/ Robert R. Kettinger

                                  Robert R. Kettinger, Corporate Controller





    Date: November 9, 1994       /s/ Lindsay M. Sedwick

                                  Lindsay M. Sedwick, Vice President/Treasurer









                                 EXHIBIT INDEX



         Exhibit 27               Financial Data Schedule