Form 10-Q
period 1994-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 1995-02-09
CIK 310354

FORM 10-Q




                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                   Quarterly Report under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934






For Quarter Ended December 31, 1994          Commission file number 1-7233





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

December 31, 1994 was 14,279,229.



                       STANDEX INTERNATIONAL CORPORATION

                                   I N D E X


                                                                     Page No.

PART I.  FINANCIAL INFORMATION:


  Statements of Consolidated Income for the Three and Six

    Months Ended December 31, 1994 and 1993 .................             2


  Consolidated Balance Sheet, December 31, 1994 and

    June 30, 1994 ...........................................             3


  Statement of Changes in Consolidated Cash Flows for the

    Six Months Ended December 31, 1994 and 1993 .............             4


  Notes to Financial Information. ...........................             5


  Management's Discussion and Analysis.......................             6-7




PART II.  OTHER INFORMATION..................................             8




Form 10-Q


                         PART I.  FINANCIAL INFORMATION

                       STANDEX INTERNATIONAL CORPORATION

                        Statement of Consolidated Income

                                 (000 Omitted)

                                   Three Months Ended       Six Months Ended

                                      December 31             December 31

                                 1994       1993          1994       1993


Net Sales                        $143,937   $133,493      $284,528   $260,831

Cost of Products Sold              93,412     87,720       188,048    174,036

Gross Profit Margin                50,525     45,773        96,480     86,795

 Selling, General & Adminis-

  trative Expenses                 35,125     33,522        65,499     62,859

Income from Operations             15,400     12,251        30,981     23,936

Other Income/(Expense):

  Net gain on Disposition of

   Businesses and Product Lines       346          -         5,426          -

  Interest Expense                 (1,951)    (1,388)       (3,804)    (2,850)

  Interest Income                     160         22           279        197

Other Income/(Expense) - net       (1,445)    (1,366)        1,901     (2,653)

Income Before Income Taxes         13,955     10,885        32,882     21,283

Provision for Income Taxes          4,929      3,798        12,055      7,886

Net Income                       $  9,026   $  7,087      $ 20,827   $ 13,397


Earnings Per Share               $    .62   $    .46      $   1.42   $    .87

Cash Dividends per Share         $    .16   $    .13      $    .30   $    .25



                       STANDEX INTERNATIONAL CORPORATION


                           Consolidated Balance Sheet

                                 (000 Omitted)

                                                          December 31   June 30

                                                             1994        1994

                         ASSETS

CURRENT ASSETS:

  Cash                                                     $  8,352    $  5,023

  Receivables, net of allowances for doubtful accounts       84,007      83,381

  Inventories (approximately 45% finished goods, 20% work

    in process, and 35% raw material and supplies)          108,779     104,561

  Prepaid expenses                                            6,378       3,988

    Total current assets                                    207,516     196,953


PROPERTY, PLANT AND EQUIPMENT                               206,859     213,563

  Less accumulated depreciation                             121,416     123,866

    Total                                                    85,443      89,697


OTHER ASSETS

  Goodwill, net                                              15,441      16,257

  Prepaid pension and other                                  21,424      20,814

    Total                                                    36,865      37,071


    TOTAL                                                  $329,824    $323,721



         LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

  Notes payable and current portion of long-term debt      $  1,459    $  9,576

  Accounts payable                                           32,665      28,711

  Income taxes                                                3,321       2,773

  Accrued expenses                                           29,409      29,090

    Total current liabilities                                66,854      70,150


LONG-TERM DEBT (less current portion included above)        115,074     112,854


DEFERRED INCOME TAXES AND OTHER LIABILITIES                  19,976      21,785


STOCKHOLDERS' EQUITY

  Common stock                                               41,976      41,976

  Paid-in Capital                                             1,132         871

  Retained earnings                                         263,200     246,705

  Cumulative translation adjustment                          (1,239)     (3,414)

  Less cost of treasury shares                             (177,149)   (167,206)

    Total stockholders' equity                              127,920     118,932


    TOTAL                                                  $329,824    $323,721


                          INTERNATIONAL CORPORATION


                     Statement of Consolidated Cash Flows

                                (000 Omitted)




                                                           Six Months Ended

                                                             December 31

                                                          1994          1993


Cash Flows from Operating Activities:

  Net income                                               $ 20,827    $ 13,397

  Depreciation and amortization                               6,040       6,076

  Net gain on dispositions of business and

   product lines                                             (5,426)          -

  Net changes in assets and liabilities                      (5,261)    (10,446)


Net Cash Provided by Operating Activities                    16,180       9,027

Cash Flows from Investing Activities:

  Expenditures on property and equipment                     (7,090)     (7,111)


  Proceeds from sale of businesses and product lines         13,589          77

  Other                                                         123          21


Net Cash Provided by/(Used for) Investing Activities          6,622      (7,013)


Cash Flows from Financing Activities:

  Net proceeds from bank credit agreements                    7,495      12,850

  Payments of debt                                          (13,391)     (2,706)

  Cash dividends paid                                        (4,332)     (3,797)

  Purchase of treasury stock                                (11,014)     (6,928)

  Other, net                                                  1,336       1,665


Net Cash Provided/(Used for) by Financing Activities        (19,906)      1,084


Effect of Exchange Rate Changes on Cash                         433        (432)


Net Change in Cash                                            3,329       2,666


Cash at Beginning of Year                                     5,023       7,518


Cash at December 31                                        $  8,352    $ 10,184


Supplemental Disclosure of Cash Flow Information:

  Cash paid during the six months for:

    Interest                                                  3,565       2,812

    Income taxes                                             10,682       7,711

                        NOTES TO FINANCIAL INFORMATION


1.  Management Statement


    The financial statements as reported in Form 10-Q reflect all adjustments

(including those of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of results for the three and six months ended December 31, 1994 and 1993.


2.  Per Share Calculation


    Shares (in thousands) used in per share data are as follows:




                                                     December 31

                                                  1994          1993


     Earnings                                     14,717        15,487

     Cash Dividends                               14,438        15,189


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

4.  Dispositions

  In August, 1994 the Company sold its Standex International Engraving GmbH subsidiary for a total consideration of $18.9 million.  In addition, in

September, 1994 the Company formulated a plan to dispose, or otherwise align,

certain businesses and product lines.  In the aggregate these transactions resulted in a net gain of $5.4 million which has been recorded in the accompanying Statement of Consolidated Income as a component of Other

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

Agreement.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



MATERIAL CHANGES IN FINANCIAL CONDITION


During the six months ended December 31, 1994, the Company sold a Germany subsidiary for net proceeds of $13.6 million.  In addition, the Company formulated a plan to dispose, or otherwise align, certain other businesses and product lines.  In the aggregate, these transactions resulted in a gain of $5.4 million.  The net proceeds from the sale, as well as net operating cash flows of $16.2 million, were used to purchase $11.0 million of Treasury Stock, fund plant and equipment expenditures of $7.1 million and pay out $4.3 million in cash dividends to the Company's shareholders.  The remaining net proceeds from the sale as well as the balance of net operating cash flows were used to reduce debt.  Residual costs related to the disposition and alignment of the other businesses and product lines will not have a material impact on future cash flows.


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

Agreement will enhance the Company's financial flexibility.



OPERATIONS


                        Quarter Ended December 31, 1994

               as compared to the Quarter Ended December 31, 1993


Net Sales reached record levels for the quarter ended December 31, 1994.  As compared to the same quarter of fiscal 1994, Net Sales increased $10.4 million.  Due to improved customer demand, the Company's Institutional and

Graphics/Mail Order segments registered gains in Net Sales of $6.5 and

$6.1 million, respectively.  A decline in Net Sales of $2.2 million was reported by the Industrial segment.  Although improvement in Net Sales was reported by many divisions within this segment, these gains were offset by the absence of a German subsidiary which was sold in the first quarter of fiscal 1995.


For the three months ended December 31, 1994, the Gross Profit Margin

Percentage rose to 35.1% as compared to 34.3% in the same quarter of the prior year.  The Institutional and Graphics/Mail Order segments reported a slight increase in the Gross Profit Margin Percentage primarily due to the growth in

Net Sales reported for the latest quarter.  The Industrial segment experienced a reduction in the Gross Profit Margin Percentage due mainly to the sale of a

German subsidiary in the first quarter of fiscal 1995.


Selling, General and Administrative Expenses (SG&A) rose 4.8%, or $1.6 million,

for the three months ended December 31, 1994 when compared to the same period of fiscal 1994.  However, as a percentage of Net Sales, SG&A decreased from

25.1% of Net Sales in the second quarter of fiscal 1994 to 24.4% for the same period of fiscal 1995.  The Graphics/Mail Order and Institutional segments reported modest growth in SG&A primarily due to increased business activity.

The Industrial segment experienced a decline in SG&A due mainly to the sale of a German subsidiary in the first quarter of fiscal 1995.



Interest Expense rose 40.6%, or $563,000, as compared to the second quarter of fiscal 1994 due to increased borrowings at higher interest rates than those experienced during the same period of the prior year.


The above factors resulted in a $3.1 million, or 28.2%, increase in Income

Before Income Taxes as compared to the same period of the prior year.  The effective tax rate increased slightly from 34.9% for the second quarter of fiscal 1994 to 35.3% for the same period of fiscal 1995.


Net Income for the second quarter of fiscal 1995 increased $1.9 million, or

27.4%, versus the same quarter last year due to the factors described above.



                       Six Months Ended December 31, 1994

             as compared to the Six Months Ended December 31, 1993


Net Sales for the six months ended December 31, 1994 reached record levels.  An increase in Net Sales of $23.7 million was reported with all segments registering an improvement.  Net Sales for the Institutional and Graphics/Mail

Order segments rose $13.4 and $9.5 million, respectively, for the reasons described in the discussion of quarterly results.  Despite gains reported by several divisions, the Industrial segment experienced only a slight increase in

Net Sales due to the sale of a German subsidiary as previously discussed.


The Gross Profit Margin Percentage for the six month period increased modestly from 33.3% for the same period of fiscal 1994 to 33.9% in fiscal 1995.  All three segments registered improvement in the Gross Profit Margin Percentage over the six month period due mainly to the increase in Net Sales.


Selling, General and Administrative Expenses (SG&A) increased $2.6 million for the six months ended December 31, 1994.  However, as a percentage of Net Sales,

SG&A decreased from 24.1% of Net Sales in fiscal 1994 to 23.0% of Net Sales in fiscal 1995.  All segments reported a decrease in SG&A as a percentage of Net

Sales with no individual decrease being significant.


Interest Expense rose 33.5%, or $954,000, for the six months ended December 31,

1994 due to increased borrowings at higher interest rates than those experienced in the same period of fiscal 1994.


The above factors, along with the $5.4 million gain from the disposition of a

German subsidiary, resulted in a 54.5%, or $11.6 million, increase in Income

Before Income Taxes for the six months ended December 31, 1994.  The effective tax rate during this period decreased slightly to 36.7% as compared to 37.1% in the same period of the prior year.  Net Income for the first six months of fiscal 1995 increased $7.4 million, or 55.5%, as compared to the six months ended December 31, 1993.

                          PART II.  OTHER INFORMATION


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


The Annual Meeting of Shareholders of the Company was held on October 25,

1994.  Three matters were voted upon at the meeting:  the election of directors, the approval of the appointment of independent auditors of the

Company and the approval of the 1994 Standex International Corporation Stock

Option Plan.  The name of each director elected at the meeting and the number of votes cast as to each matter are as follows:



Proposal 1 (Election of Directors)

              Nominee                  For              Withheld


         Thomas H. DeWitt           11,882,088           62,626

         Walter F. Greeley          11,888,928           55,786

         C. Kevin Landry            11,841,238          103,476

         H. Nicholas Muller, III    11,874,159           70,555

         Edward J. Trainor          11,830,651          114,063




Proposal 2 (Appointment of Auditors)

              For                    Against            Abstain

           11,856,919                25,035             62,760


Proposal 3 (Approval of Stock Option Plan)

              For                    Against            Abstain

           9,461,160                2,355,495           128,059



                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


    (b)  The Company did not file any reports with the Securities and Exchange

Commission of Form 8-K during the quarter ended December 31, 1994.




                       ALL OTHER ITEMS ARE INAPPLICABLE



Form 10-Q

                       STANDEX INTERNATIONAL CORPORATION
                                    SIGNATURES


    Pursuant to the Requirements of the Securities Exchange Act of 1934 the

Registrant has duly caused this report to be signed on its

behalf by the undersigned thereunto duly authorized.



                                  STANDEX INTERNATIONAL CORPORATION





    Date: February 9, 1995        /s/ Robert R. Kettinger

                                  Robert R. Kettinger, Corporate Controller





    Date: February 9, 1995        /s/ Lindsay M. Sedwick

                                  Lindsay M. Sedwick, Vice President/Treasurer