Form 10-Q
period 1995-03-31
STANDEX INTERNATIONAL CORP/DE/
filed 1995-05-10
CIK 310354

FORM 10-Q




                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                   Quarterly Report under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934






For Quarter Ended March 31, 1995             Commission file number 1-7233





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


    The number of shares of Registrant's Common Stock outstanding on March 31, 1995 was 14,108,060.

                        STANDEX INTERNATIONAL CORPORATION


                                    I N D E X

                                                                     Page No.

PART I.  FINANCIAL INFORMATION:

  Statements of Consolidated Income for the Three and Nine
    Months Ended March 31, 1995 and 1994 .....................            2

  Consolidated Balance Sheet, March 31, 1995 and
    June 30, 1994 ............................................            3

  Statement of Changes in Consolidated Cash Flows for the
    Nine Months Ended March 31, 1995 and 1994 ...............             4

  Notes to Financial Information. ...........................             5

  Management's Discussion and Analysis.......................             6-8


PART II.  OTHER INFORMATION..................................             9


                                                                 Form 10-Q


                         PART I.  FINANCIAL INFORMATION

                        STANDEX INTERNATIONAL CORPORATION

                        Statement of Consolidated Income
                                  (000 Omitted)

                                   Three Months Ended         Nine Months Ended
                                        March 31                   March 31
                                    1995       1994             1995      1994

Net Sales                        $141,575   $130,892         $426,103  $391,723
Cost of Products Sold              94,730     88,855          282,778   262,891
Gross Profit Margin                46,845     42,037          143,325   128,832
 Selling, General & Adminis-
  trative Expenses                 32,987     31,182           98,486    94,041
Income from Operations             13,858     10,855           44,839    34,791
Other Income/(Expense):
  Net gain on Disposition of
    Businesses and Product Lines        -          -            5,426         -
  Interest Expense                 (2,130)    (1,446)          (5,934)   (4,296)
  Interest Income                     159        118              438       315
Other Income/(Expense) - net       (1,971)    (1,328)             (70)   (3,981)
Income Before Income Taxes         11,887      9,527           44,769    30,810
Provision for Income Taxes          3,829      3,296           15,884    11,182

Net Income                       $  8,058   $  6,231         $ 28,885  $ 19,628

Earnings Per Share               $    .56   $    .41         $   1.98  $   1.28

Cash Dividends per Share         $    .16   $    .13         $    .46  $    .38

                        STANDEX INTERNATIONAL CORPORATION


                           Consolidated Balance Sheet
                                  (000 Omitted)

                                                          March 31    June 30
                                                            1995         1994

                         ASSETS



CURRENT ASSETS:


  Cash                                                     $ 10,916  $  5,023
  Receivables, net of allowances for doubtful accounts       87,405    83,381
  Inventories (approximately 45% finished goods, 20% work
    in process, and 35% raw material and supplies)          110,854   104,561
  Prepaid expenses                                            6,011     3,988
    Total current assets                                    215,186   196,953

PROPERTY, PLANT AND EQUIPMENT                               207,582   213,563
  Less accumulated depreciation                             123,093   123,866
    Total                                                    84,489    89,697

OTHER ASSETS
  Goodwill, net                                              15,237    16,257
  Prepaid pension and other                                  21,309    20,814
    Total                                                    36,546    37,071
          TOTAL                                            $336,221  $323,721


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt      $  1,403  $  9,576
  Accounts payable                                           28,969    28,711
  Income taxes                                                3,841     2,773
  Accrued expenses                                           31,742    29,090
    Total current liabilities                                65,955    70,150

LONG-TERM DEBT (less current portion included above)        121,974   112,854

DEFERRED INCOME TAXES AND OTHER LIABILITIES                 20,977     21,785

STOCKHOLDERS' EQUITY
  Common stock                                               41,976    41,976
  Paid-in Capital                                             1,802       871
  Retained earnings                                         268,989   246,705
  Cumulative translation adjustment                          (1,188)   (3,414)
  Less cost of treasury shares                             (184,264) (167,206)
    TOTAL STOCKHOLDERS' EQUITY                              127,315   118,932

          TOTAL                                            $336,221  $323,721

                         STANDEX INTERNATIONAL CORPORATION


                       STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (000 OMITTED)


                                                             Nine Months Ended
                                                                  March 31
                                                              1995       1994

Cash Flows from Operating Activities:

  Net income                                               $ 28,885  $ 19,628
  Depreciation and amortization                               9,146     9,170
  Net gain on dispositions of businesses and
   product lines                                             (5,426)        -
  Net changes in assets and liabilities                     (10,293)  (15,421)

Net Cash Provided by Operating Activities                    22,312    13,377

Cash Flows from Investing Activities:
  Expenditures on property and equipment                     (9,292)   (9,256)
  Proceeds from sale of businesses and product lines         13,589     1,470
  Other                                                         480        23

Net Cash Used for Investing Activities                        4,777    (7,763)

Cash Flows from Financing Activities:
  Proceeds from additional borrowings                        14,495    15,882
  Payments of debt                                          (13,547)   (3,587)
  Cash dividends paid                                        (6,599)   (5,740)
  Purchase of treasury stock                                (19,365)  (18,772)
  Other, net                                                  3,237     2,740

Net Cash Used by Financing Activities                       (21,779)   (9,477)

Effect of Exchange Rate Changes on Cash                         583      (419)

Net Change in Cash                                            5,893    (4,282)

Cash at Beginning of Year                                     5,023     7,518

Cash at March 31                                           $ 10,916  $  3,236

Supplemental Disclosure of Cash Flows Information:
  Cash paid during the nine months for:
    Interest                                                  5,707     4,254
    Income taxes                                             13,991    11,251

                         NOTES TO FINANCIAL INFORMATION


1.  Management Statement

         The financial statements as reported in Form 10-Q reflect all adjustments (including those of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of results for the three and nine months ended March 31, 1995 and 1994.

2.  Per Share Calculation

         Shares (in thousands) used in per share data are as follows:


                                                     March 31
                                                 1995        1994

              Earnings                          14,620      15,394
              Cash Dividends                    14,346      15,105

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

4.  Dispositions

    In August, 1994, the Company sold its Standex International Engraving GmbH subsidiary for net proceeds of $13.6 million. In addition, in September, 1994, the Company formulated a plan to dispose, or otherwise align, certain businesses and product lines. In the aggregate these transactions resulted in a net gain of $5.4 million which has been recorded in the accompanying Statement of Consolidated Income as a component of Other Income/(Expense). The net sales of the subsidiary and the other businesses and product lines were approximately $29,100,000 for fiscal 1994.

5.  Revolving Credit Agreement

    In November, 1994, the Company re-negotiated its Revolving Credit Agreement which increased the maximum credit line available from $125,000,000 to $175,000,000 and extended repayment terms from December 1997 to October 1999. The financial covenants were substantially reduced. All other conditions and warranties remained substantially unchanged from the prior Revolving Credit Agreement.


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONSOLIDATION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION


During the nine months ended March 31, 1995, the Company sold a Germany subsidiary for net proceeds of $13.6 million. In addition, the Company formulated a plan to dispose, or otherwise align, certain other businesses and product lines. In the aggregate, these transactions resulted in a gain of $5.4 million. The net proceeds from the sale, as well as net operating cash flows of $22.3 million and net proceeds from bank credit agreements of $14.5 million, were used to purchase $19.4 million of the Company's Common Stock, pay $13.5 million of long term debt, fund plant and equipment expenditures of $9.3 million and pay out $6.6 million in cash dividends to the Company's shareholders. Residual costs related to the disposition and alignment of the other businesses and product lines will not have a material impact on future cash flows.

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


OPERATIONS

                       Quarter Ended March 31, 1995
              as compared to the Quarter Ended March 31, 1994


Net Sales reached record levels for the quarter ended March 31, 1995. Net Sales rose $10.7 million, or 8.2%, when compared to the same period of the prior year. The Institutional segment reported the largest increase in Net Sales of $8.6 million resulting from improved customer demand. Growth in Net Sales of $1.4 million was reported by the Graphics/Mail Order segment primarily due to improvement in the European economy. The Industrial segment registered only a slight gain in Net Sales. Although several operations within this segment reported significant improvements in Net Sales, these gains were partially offset by the absence of a German subsidiary which was sold in the first quarter of fiscal 1995.

The Gross Profit Margin Percentage increased to 33.1% for the third quarter of fiscal 1995 as compared to 32.1% in the same period of the prior year. The largest increase in the Gross Profit Margin Percentage was reported by the Industrial segment due primarily to the growth in Net Sales reported by many divisions within this segment. The other segments had no significant changes.

OPERATIONS (Continued)

For the quarter ended March 31, 1995, Selling, General and Administrative Expenses (SG&A) rose $1.8 million, or 5.8%. The Graphics/Mail Order and Institutional segments reported an increase in SG&A while the Industrial segment registered a decline in SG&A due mainly to the sale of a German subsidiary in the first quarter of fiscal 1995. However, as a percentage of Net Sales, SG&A decreased from 23.8% of Net Sales in the third quarter of fiscal 1994 to 23.3% of Net Sales for the same period of fiscal 1995.

The Graphics/Mail Order segment reported a slight increase in SG&A as a percentage of Net Sales primarily attributable to increased marketing efforts. The Institutional and Industrial segments reported a decline in SG&A as a percentage of Net Sales due mainly to increased business activity.

In the third quarter of fiscal 1995, Interest Expense increased $684,000 as compared to the same period of fiscal 1994 as a result of increased borrowings at higher interest rates than those experienced during the same period of the prior year.

The above factors resulted in a $2.4 million, or 24.8%, increase in Income Before Income Taxes as compared to the same period of the prior year. The effective tax rate in the third quarter decreased to 32.2% from 34.6% reported in the same period of fiscal 1994 primarily due to an increase in foreign tax credits and tax benefits generated by a UK subsidiary.

For the third quarter of fiscal 1995, Net Income reached record levels. Net Income increased $1.8 million, or 29.3%, when compared to the same period of the prior year as a result of the factors described above.


                     Nine Months Ended March 31, 1995
              as compared to Nine Months Ended March 31, 1994

Net Sales for the nine months ended March 31, 1995 reached record levels for any first nine month period in the Company's history. A $34.4 million increase, or an 8.8% improvement, in Net Sales was recorded as compared to the same period of the prior year. All three segments reported gains in Net Sales attributable to improved demand worldwide. The Institutional and Graphics/Mail Order segments recorded growth in Net Sales of $22.1 million and $10.9 million, respectively. Despite the absence of a German subsidiary which was sold in the first quarter of fiscal 1995, the Industrial segment reported a $1.4 million increase in Net Sales.

For the nine months ended March 31, 1995, the Gross Profit Margin Percentage rose to 33.6% as compared to 32.9% in the same period of the prior year. All three segments registered improvements in their Gross Profit Margin Percentages. However, the largest increase was reported by the Industrial segment primarily due to the growth in Net Sales reported by many of this segment's operations.

OPERATIONS (Continued)

Selling, General and Administrative Expenses (SG&A) increased $4.4 million, or 4.7%, for the nine months ended March 31, 1995 when compared to the same period last year. The Graphics/Mail Order and Institutional segments reported an increase in SG&A while the Industrial segment registered a decline in SG&A due mainly to the sale of a German subsidiary in the first quarter of fiscal 1995. However, as a percentage of Net Sales, SG&A for the nine months ended March 31, 1995 decreased from 24% of Net Sales in fiscal 1994 to 23.1% of Net Sales in fiscal 1995. All three segments reported a decrease in SG&A as a percentage of Net Sales due mainly to increased business activity.

Interest Expense rose $1.6 million for the nine months ended March 31, 1995, when compared to the same period of the prior year for the reasons presented in the discussion of quarterly results.

The above factors, along with the $5.4 million net gain from the disposition of businesses and product lines, resulted in a $14.0 million, or 45.3%, increase in Income Before Taxes as compared to the same period of the prior year. The effective tax rate for the nine months ended March 31, 1995 decreased to 35.5% as compared to 36.3% in the same period of fiscal 1994 due mainly to the factors described in the analysis of quarterly results.

For the nine months ended March 31, 1995, Net Income reached record levels. Net Income increased $9.3 million, or 47.2%, when compared to the same period of the prior year due to the factors described above.


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


                                  STANDEX INTERNATIONAL CORPORATION




     Date:  May 10, 1995           /s/ Robert R. Kettinger
                                   Robert R. Kettinger, Corporate Controller





    Date:  May 10, 1995           /s/ Lindsay M. Sedwick
                                  Lindsay M. Sedwick, Vice President/Treasurer