Form 10-K
period 1995-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 1995-09-22
CIK 310354

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1995       Commission File Number 1-7233

                     STANDEX INTERNATIONAL CORPORATION
          (Exact name of Registrant as specified in its Charter)

        DELAWARE                                        31-0596149
(State of incorporation)               (I.R.S. Employer Identification No.)

 6 MANOR PARKWAY, SALEM, NEW HAMPSHIRE                       03079
(Address of principal executive office)                    (Zip Code)

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at July 31, 1995 was approximately $443,790,000.

     The number of shares of Registrant's Common Stock outstanding on September 11, 1995 was 13,950,987.

     Portions of the 1995 Annual Report to Stockholders of Registrant are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of Registrant dated September 18, 1995 are incorporated in Part III of this report.
____________________________________________________________________________
____________________________________________________________________________
                                   PART I

                              ITEM 1.  BUSINESS


     Standex* is a diversified manufacturing and marketing company with operations in three product segments: Graphics/Mail Order, Institutional and Industrial. Standex was incorporated in 1975 and is the successor of a corporation organized in 1955.

     The business of the Company is carried on within the three segments by a number of operating units, each with its own organization. The management of each operating unit has responsibility for product development, manufacturing, marketing and for achieving a return on investment in accordance with the standards established by Standex. Overall supervision, coordination and financial control are maintained by the executive staff from its corporate headquarters located at 6 Manor Parkway, Salem, New Hampshire. As of June 30, 1995, the Company had approximately 5,000 employees.

     The principal products produced and services rendered by each of the segments of Standex are incorporated herein by reference to pages 4 through 11 of the Annual Report to Stockholders for the fiscal year ended June 30, 1995 (the "1995 Annual Report"). Sales are made both directly to customers and by or through manufacturers' representatives, dealers and distributors.

     The major markets for the above products and services are as follows:

            MAJOR PRODUCTS                            MAJOR MARKETS

Graphics/Mail Order

 . Educational and religious
  Publishing:

    Standard Publishing religious           Sunday schools, churches,
    periodicals, Sunday School              vacation Bible schools; chain of
    literature and supplies                 17 Berean  bookstores

 . Commercial Printing                       General commerce and industry

 . Specialized commercial and                Manufacturers, advertisers,
  government forms and printing,            department stores, magazines,
  election equipment                        government and general industry

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

Institutional Products

 . Food Service Equipment:

    USECO food service equipment and        Hospitals, schools, nursing
    patient feeding systems                 homes, correctional facilities
                                            and restaurants

    Master-Bilt  refrigerated               Hospitals, schools, fast food
    beverage cases, coolers and             industry, restaurants, hotels,
    freezers; Barbecue King  ovens          clubs, supermarkets, beverage
    and baking equipment; Federal           industry, bakeries, dairy and
    Industries bakery and deli              convenience food chains
    equipment; Mason candlelamps;
    Coors restaurant china and
    cookware; Red Goat  waste
    disposers; EPCO food racks;
    General Slicing  and Toastswell
    commercial appliances

 . Other Institutional Products:

    Jarvis, Can-Am Casters and Wheels       General industry, hospitals and
    and PEMCO casters and wheels;           supermarkets
    industrial hardware

    Snappy  metal ducting and
    fittings Heating, ventilating and air conditioning distributors principally in Midwestern,
                                            Southwestern and Western United
                                            States

    National Metal fabricated metal
    products including Christmas tree       Restaurants, retail stores,
    stands, specialty hardware and          office furniture markets,
    metal furniture                         stationary supply houses and
                                            other industries
    Williams chiropractic and
    traction tables and                     Chiropractors and physical
    electrotherapy and ultrasound           therapists
    equipment (Zenith ,  Combi and
    Intertron  brands)
            MAJOR PRODUCTS                            MAJOR MARKETS

Industrial Products

 . Texturizing Systems:

    Roehlen  embossing rolls, machines      General Industry (e.g.
    and plates; Mold-Tech  mold             automotive, plastics, textiles,
    engraving; Keller-Dorian print          paper, building products,
    rolls                                   synthetic materials, appliances,
                                            business machines, etc.)

 . Metal and Machinery Products:

    Procon  rotary vane pumps               Beverage industry, water
                                            purification industry, industrial
                                            heat exchanges and medical
                                            markets

    Spincraft  power metal spinning,        OEMs, turbine and generator
    custom forming components for           manufacturers, U.S. Government,
    aircraft engines, gas turbines,         food handling, construction
    military ordnance and similar           machinery, etc.
    products

    Custom Hoists single and double         Automotive, construction,
    acting telescopic and piston rod        textile, and paper industries
    hydraulic cylinders; Perkins
    converting and finishing machinery
    and systems

 . Electronics

    Standex reed switches and relays;       Telecommunications, consumer
    EMI/RFI powerline filters; fixed        electronics, automotive, security
    and variable inductors and              systems, communications
    electronic assemblies; variable         equipment, computers,
    mica capacitors; and tunable            instrumentation controls
    inductors and micro coils

    Van Products electrical connectors      Air conditioning, refrigeration



       Financial information on each of the product groups of Standex as well as financial information of non-U.S. operations is incorporated by reference to the note to the consolidated financial statements entitled Industry Segment Information on page 21 of the 1995 Annual Report.




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

Backlog
    Backlog at June 30, 1995 and 1994 is as follows (in thousands):

                                                     1995         1994

          Graphics/Mail Order............          $ 9,268      $ 7,599
          Institutional..................           38,043       30,569
          Industrial.....................           33,151       36,374
                 Total                             $80,462      $74,542

    Substantially all of the backlog is expected to be realized as sales in fiscal 1996.

Competition

    Standex manufactures and markets products many of which have achieved a unique or leadership position in their market. However, the Company encounters competition in varying degrees in all product groups and for each product line. Competitors include domestic and foreign producers of the same and similar products. The principal methods of competition are price, delivery schedule, quality of services, product performance and other terms and conditions of sale. During fiscal 1995, the Company invested $12,006,000 in new plant and equipment in order to upgrade facilities to become more competitive in all segments.

International Operations

    Substantially all international operations of the Company are related to domestic operations and are included in all three product groups. International operations are conducted at 33 plants, principally in Western Europe. The industry segment information regarding non-U.S. operations on page 21 of the 1995 Annual Report is incorporated herein by reference.


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


                             ITEM 2.  PROPERTIES


    At June 30, 1995, Standex operated a total of 87 principal plants and warehouses located throughout the United States, Western Europe, Canada, Australia and Mexico. The Company owned 48 of the facilities and the balance were leased. In addition, the Company operated 19 retail stores in various sections of the United States, of which 18 were leased. The approximate building space utilized by each product group of Standex at June 30, 1995 is as follows (in thousands):

                                                 Area in Square Feet
                                                  Owned      Leased

         Graphics/Mail Order............            584         346
         Institutional..................          1,467         691
         Industrial.....................            847         188
         General Corporate..............             29           -
              Total.....................          2,927       1,225


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


                  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS


    No matters were submitted to stockholders during the fourth quarter of the fiscal year.

                        EXECUTIVE OFFICERS OF STANDEX


      Name           Age    Principal Occupation During the Past Five Years

Thomas L. King        65    Chairman of the Board of the Company since January
                              1992; President of the Company from August 1984 to July 1994; and Chief Executive Officer of the Company from July 1985 to June 1995.

Edward J. Trainor     55    Chief Executive Officer of the Company since July
                              1995; President of the Company since July 1994; Chief Operating Officer of the Company from July 1994 to June 1995; Vice President of the Company from July 1992 to July 1994; and President of the Standex Institutional Products Group of the Company from January 1987 to July 1994.

David R. Crichton     57    Executive Vice President/Operations of the Company
                              since June 1989; and, prior thereto, President of Standex Precision Engineering Division of the Company from June 1987 to May 1989.

Thomas H. DeWitt      53    Executive Vice President/Administration of the
                              Company since January 1987; and General Counsel of the Company since October 1985.

Lindsay M. Sedwick    60    Vice President of the Company since January 1990;
                              and Treasurer of the Company since January 1986.

Robert R. Kettinger   53    Corporate Controller of the Company since July
                              1991; and, prior thereto, Assistant Corporate Controller of the Company.

Richard H. Booth      48    Corporate Counsel of the Company since June 1992
                              and Secretary of the Company since July 1992; Vice President, General Counsel and Secretary of Metcalf & Eddy Companies, Inc., from May 1989 to November 1991; and, prior thereto, Senior Group Counsel of The Gillette Company.

     The executive officers are elected each year by the Board of Directors to serve for one-year terms of office. There are no family relationships between any of the directors or executive officers of the Company.


                                  PART II


                 ITEM 5.  MARKET FOR STANDEX COMMON STOCK
                      AND RELATED STOCKHOLDER MATTERS

     The principal market in which the Common Stock of Standex is traded is the New York Stock Exchange. The high and low sales prices for the Common Stock on the New York Stock Exchange and the dividends paid per Common Share for each quarter in the last two fiscal years are incorporated by reference to page 15 of the 1995 Annual Report. The approximate number of stockholders of record on September 11, 1995 was 4,500.


                     ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data for the five years ended June 30, 1995 is incorporated by reference to the table entitled "Five-Year Financial Review" on page 15 of the 1995 Annual Report. This summary should be read in conjunction with the consolidated financial statements and related notes included in the 1995 Annual Report on pages 16 through 23, and Exhibit 11 contained herein.


                     ITEM 7.  MANAGEMENT'S DISCUSSION
                    AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations of the Company is incorporated by reference to pages 12 through 14 of the 1995 Annual Report.


                       ITEM 8.  FINANCIAL STATEMENTS
                          AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to pages 15 through 24 of the 1995 Annual Report.


                ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                   None


                                 PART III


                ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
                                OF STANDEX

     Certain information concerning the directors of the Company is incorporated by reference to pages 2 through 6 and page 18 of the Proxy Statement of the Company, dated September 18, 1995 (the "1995 Proxy Statement"). Certain information concerning the executive officers of the Company is set forth in Part I under the caption "Executive Officers of Standex."

                     ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference to pages 10 through 16 of the 1995 Proxy Statement.


                  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                     BENEFICIAL OWNERS AND MANAGEMENT

     The stock ownership of each person known to Standex to be the beneficial owner of more than 5% of its Common Stock and the stock ownership of all directors and executive officers of Standex as a group are incorporated by reference to pages 4 through 6 of the 1995 Proxy Statement. The beneficial ownership of Standex Common Stock of all directors and executive officers of the Company is incorporated by reference to pages 4 through 5 of the 1995 Proxy Statement.


                    ITEM 13.  CERTAIN RELATIONSHIPS AND
                           RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated by reference to page 17 of the 1995 Proxy Statement.



                                  PART IV


                  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
                    SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Schedules

     The financial statements and schedules listed in the accompanying index to Financial Statements and Schedules are filed as part of this Annual Report on Consolidated Form 10-K.

     (b)  Reports on Form 8-K

     Standex filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended June 30, 1995.

     (c)  Exhibits

         3.    (i)  Restated Certificate of Incorporation of Standex, dated
                    October 16, 1986, is incorporated by reference to the exhibits to the Quarterly Report of Standex on Form 10-Q for the fiscal quarter ended December 31, 1986.

              (ii) By-Laws of Standex, as amended, and restated on July 27, 1994 are incorporated by reference to the exhibits to the Annual Report of Standex on Form 10-K for the fiscal year ended June 30, 1994 (the "1994 10-K").

     (c) Exhibits   (Continued)

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

               (g) Standex International Corporation Profit Improvement Participation Shares Plan as amended and restated on April 26, 1995.

               (h) Standex International Corporation Stock Option Loan Plan, effective January 1, 1985, as amended and restated on January 26, 1994, is incorporated by reference to the exhibits to the 1994 10-K.

               (i) Standex International Corporation Executive Security Program, as amended and restated on July 27, 1994, is incorporated by reference to the exhibits to the 1994 10-K.

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

               (l) Standex International Corporation Executive Life Insurance Plan effective April 27, 1994 is incorporated by reference to the exhibits to the 1994 10-K.

               (m) Standex International Corporation 1994 Stock Option Plan effective July 27, 1994 is incorporated by reference to the exhibits to the 1994 10-K.

               (n) Standex International Corporation Supplemental Retirement Plan adopted April 26, 1995 and amended on July 26, 1995.

        11.    Computation of Per Share Earnings.

        13. The Annual Report to Stockholders of the Company for the fiscal year ended June 30, 1995 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchanges Commission and is not deemed "filed" as part of this Form 10-K).

        21.    Subsidiaries of Standex.

        23.    Independent Auditors' Consent.

        24. Powers of Attorney of John Bolten, Jr., William L. Brown, David R. Crichton, Samuel S. Dennis 3d, Thomas H. DeWitt, Walter F. Greeley, Daniel B. Hogan, Thomas L. King, C. Kevin Landry, Sol Sackel, and Lindsay M. Sedwick.

        27.    Financial Data Schedule.

     (d)  Schedule

     The schedule listed in the accompanying Index to Financial Statements and Schedule is filed as part of this Annual Report on Form 10-K.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 22, 1995.



                                   STANDEX INTERNATIONAL CORPORATION
                                              (Registrant)




                                   By:  /s/ Edward J. Trainor
                                        Edward J. Trainor, President/
                                        Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on September 22, 1995:

    Signature                                          Title


/s/ Edward J. Trainor                 President/Chief Executive Officer
Edward J. Trainor



/s/ Lindsay M. Sedwick                Vice President/Treasurer (Chief Financial
Lindsay M. Sedwick                      Officer)



/s/ Robert R. Kettinger               Corporate Controller (Chief Accounting
Robert R. Kettinger                     Officer)


    Edward J. Trainor, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on September 22, 1995 as attorney-in-fact for the following directors of the Registrant:

           John Bolten, Jr.               Daniel B. Hogan
           William L. Brown               Thomas L. King
           David R. Crichton              C. Kevin Landry
           Samuel S. Dennis 3d            Sol Sackel
           Thomas H. DeWitt               Lindsay M. Sedwick
           Walter F. Greeley



                                          /s/ Edward J. Trainor
                                          Edward J. Trainor


           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES



                                                                 Page No. in
                                                                Annual Report
                                                                   ("AR")

                 Financial Statements


Statements of Consolidated Income for the
  Years Ended June 30, 1995, 1994 and 1993......................        AR 16

Consolidated Balance Sheets at June 30, 1995 and 1994...........        AR 17

Statements of Consolidated Stockholders' Equity for
  the Years Ended June 30, 1995, 1994 and 1993..................        AR 16

Statements of Consolidated Cash Flows for
  the Years Ended June 30, 1995, 1994 and 1993..................        AR 18

Notes to Consolidated Financial Statements......................     AR 19-23

Independent Auditors' Report relating to the
  Consolidated Financial Statements and Notes thereto...........        AR 24


                     Schedule


Schedule VIII    Valuation and Qualifying Accounts..............           15

Independent Auditors' Report relating to the Schedule...........           14


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



                  INDEX TO ITEMS INCORPORATED BY REFERENCE


                                                                Page No. in
                                                               Annual Report
                                                              ("AR") or Proxy
                                                              Statement ("P")

                        PART I

Item 1    Business...........................................       AR 4-11
          Industry Segment Information.......................         AR 21

                   INDEX TO ITEMS INCORPORATED BY REFERENCE


                                                                Page No. in
                                                               Annual Report
                                                              ("AR") or Proxy
                                                              Statement ("P")

                        PART II

Item 5    Market for Standex Common Stock and Related
            Stockholder Matters..............................         AR 15

Item 6    Selected Financial Data............................         AR 15

Item 7    Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............      AR 12-14

Item 8    Financial Statements and Supplementary Data........      AR 15-24


                        PART III

Item 10   Directors and Executive Officers of Standex........     P 2-6; 18

Item 11   Executive Compensation.............................       P 10-16

Item 12   Security Ownership of Certain Beneficial Owners and
            Management.......................................    P 4-6; 4-5

Item 13   Certain Relationships and Related Transactions.....          P 17


   INDEPENDENT AUDITORS' REPORT




   To the Board of Directors and Stockholders of STANDEX INTERNATIONAL CORPORATION:



   We have audited the consolidated balance sheet of Standex
   International Corporation and subsidiaries as of June 30, 1995 and 1994, and the related statements of consolidated income, stockholders' equity, and cash flows for each of the years in the three year period ended
   June 30, 1995, and have issued our report thereon dated August 18, 1995; such financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Standex International Corporation and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



   /s/ DELOITTE & TOUCHE LLP
   DELOITTE & TOUCHE LLP
   Boston, Massachusetts

   August 18, 1995


                                                                                                            Schedule VIII



                                        STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                 VALUATION AND QUALIFYING ACCOUNTS

                                         For the Years Ended June 30, 1995, 1994 and 1993


                                           Column A     Column B            Column C            Column D        Column E

                                           Balance at              Additions
                                           Beginning   Charged to Costs        Charged to                       Balance at
        Description                          of Year    and Expenses        Other Accounts     Deductions      End of Year

  Allowances deducted from assets to
  which they apply--for doubtful
  accounts receivable:

    June 30, 1995...................     $2,587,145         $1,427,588                       $(1,161,052) (1)   $2,853,681


    June 30, 1994...................     $2,666,975         $1,486,902                       $(1,566,732) (1)   $2,587,145


    June 30, 1993...................     $2,718,138         $1,778,740                       $(1,829,903) (1)   $2,666,975


(1)  Accounts written off--net of recoveries.

                                INDEX TO EXHIBITS



                                                                       PAGE

  10.   (g) Standex International Corporation Stock Profit
        Improvement Plan, as amended and restated on

        April 26, 1995 .............................................

        (n) Standex International Corporation Supplemental
            Retirement Plan adopted April 26, 1995 and amended
            on July 26, 1995 .......................................

  11.   Computation of Per Share Earnings ..........................

  13. The Annual Report to Stockholders of the Company for the fiscal year ended June 30, 1995 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchanges Commission and is not deemed "filed" as part of this Form 10-K) ............................................

  21.   Subsidiaries of Registrant .................................

  23.   Independent Auditors' Consent ..............................

  24.   Powers of Attorney of John Bolten, Jr., William L. Brown,
        David R. Crichton, Samuel S. Dennis 3d, Thomas H. DeWitt,
        Walter F. Greeley, Daniel B. Hogan, Thomas L. King,
        C. Kevin Landry, Sol Sackel, and Lindsay M. Sedwick ........

  27.   Financial Data Schedule ....................................