Form 10-Q
period 1995-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 1995-11-09
CIK 310354

FORM 10-Q


                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 30, 1995    Commission File Number 1-7233



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


     The number of shares of Registrant's Common Stock outstanding on September 30, 1995 was 13,926,382.

                      STANDEX INTERNATIONAL CORPORATION

                                  I N D E X

                                                                   Page No.
PART I.  FINANCIAL INFORMATION:

  Statements of Consolidated Income for the Three Months
  Ended September 30, 1995 and 1994 . . . . . . . . . . . . . . . . .   2

  Consolidated Balance Sheet, September 30, 1995 and
  June 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . .    3

  Statement of Changes in Consolidated Cash Flows for the
  Three Months Ended September 30, 1995 and 1994 . . . . . . . . . .    4

  Notes to Financial Information . . . . . . . . . . . . . . . . . .    5

  Management's Discussion and Analysis . . . . . . . . . . . . . . .  6-7


PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . .    8


                                                                Form 10-Q


                         PART I.  FINANCIAL INFORMATION


                        STANDEX INTERNATIONAL CORPORATION

                        Statement of Consolidated Income
                                  (000 Omitted)



                                                    Three Months Ended
                                                       September 30
                                                   1995            1994

     Net Sales                                   $142,235        $140,591

     Cost of Products Sold                         94,949          94,636

     Gross Profit Margin                           47,286          45,955

     Selling, General & Administrative
     Expenses                                      30,319          30,374

     Income from Operations                        16,967          15,581

     Other (Expense)/Income:

       Net Gain on Disposition of
       Businesses                                    -              5,080

       Interest Expense                            (2,183)         (1,853)

       Interest Income                                122             119

     Other (Expense)/Income - net                  (2,061)          3,346

     Income before Income Taxes                    14,906          18,927

     Provision for Income Taxes                     5,596           7,126

     Net Income                                  $  9,310        $ 11,801

     Earnings per share                          $    .66        $    .80

     Cash Dividends per Share                    $    .17        $    .14

                          STANDEX INTERNATIONAL CORPORATION

                             Consolidated Balance Sheet
                                    (000 Omitted)

                                                           September 30    June 30
                                                               1995         1995
                      ASSETS

CURRENT ASSETS:
  Cash                                                       $  5,972     $  9,543
  Receivables, net of allowances for doubtful accounts         96,712       90,492
  Inventories (approximately 40% finished goods, 25%
    work in process, and 35% raw material and supplies)       117,542      116,417
  Prepaid expenses                                              8,617        3,895
    Total current assets                                      228,843      220,347

PROPERTY, PLANT AND EQUIPMENT                                 214,667      210,139
  Less accumulated depreciation                               127,547      125,611
    Total                                                      87,120       84,528

OTHER ASSETS:
  Goodwill, net                                                15,162       15,297
  Prepaid pension and other                                    23,309       22,530
    Total                                                      38,471       37,827

      TOTAL                                                  $354,434     $342,702


       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt        $  4,550     $  3,321
  Accounts payable                                             34,299       36,414
  Income taxes                                                  5,473        4,472
  Accrued expenses                                             31,027       33,005
    Total current liabilities                                  75,349       77,212

LONG-TERM DEBT (less current portion included above)          125,665      111,845

DEFERRED INCOME TAXES AND OTHER LIABILITIES                    17,625       21,293

STOCKHOLDERS' EQUITY:
  Common stock                                                 41,976       41,976
  Paid-in capital                                               2,411        2,129
  Retained earnings                                           282,961      276,031
  Cumulative translation adjustment                               141          338
  Less cost of treasury shares                               (191,694)    (188,122)
    Total stockholders' equity                                135,795      132,352

      TOTAL                                                  $354,434     $342,702

                          STANDEX INTERNATIONAL CORPORATION

                        Statement of Consolidated Cash Flows
                                    (000 Omitted)
                                                               Three Months Ended
                                                                 September 30
                                                               1995         1994
Cash Flows from Operating Activities:
  Net income                                                 $  9,310     $ 11,801
  Depreciation and amortization                                 3,000        3,098
  Net gain on dispositions of businesses                          -         (5,080)
  Net changes in assets and liabilities                       (19,533)      (4,006)

Net Cash (Used for)/Provided by Operating Activities           (7,223)       5,813

Cash Flows from Investing Activities:
  Expenditures for property and equipment                      (5,678)      (3,165)
  Proceeds from disposition of businesses                         -         13,606
  Other                                                            72           64

Net Cash (Used for)/Provided by Investing Activities           (5,606)      10,505

Cash Flows from Financing Activities:
  Proceeds from additional borrowings                          51,219       14,087
  Payments of debt                                            (36,170)     (12,368)
  Cash dividends paid                                          (2,380)      (2,044)
  Purchase of treasury stock                                   (4,014)      (6,345)
  Other, net                                                      724          690

Net Cash Provided by/(Used for) Financing Activities            9,379       (5,980)

Effect of Exchange Rate Changes on Cash                          (121)         822

Net Change in Cash and Cash Equivalents                        (3,571)      11,160

Cash and Cash Equivalents at Beginning of Year                  9,543        5,023

Cash and Cash Equivalents at September 30                    $  5,972     $ 16,183

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the three months for:
    Interest                                                 $  2,204     $  1,701
    Income taxes                                             $  4,595     $  2,506

                         NOTES TO FINANCIAL INFORMATION

      1.  Management Statement

          The financial statements as reported in Form 10-Q reflect all adjustments (including those of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of results for the three months ended September 30, 1995 and 1994.

      2.  Per Share Calculation

          Shares (in thousands) used in per share data are as follows:

                                            September 30
                                          1995        1994
                   Earnings              14,207      14,815
                   Cash Dividends        14,002      14,602

          Earnings per share have been computed according to generally accepted accounting principles.

          Cash dividends per share have been computed based on the shares outstanding at the time the dividends were paid.

      3.  Contingencies

          The Company is a party to various claims and legal proceedings related to environmental matters generally incidental to its business. Management has evaluated each matter based, in part, upon the advice of its independent environmental consultants and has recorded an appropriate provision for the resolution of such matters in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies."
          Management believes that such provision is sufficient to cover any future payments, including legal costs, under such proceedings.

      4.  Additional Borrowings

          In September, the Company negotiated a $50,000,000, unsecured loan agreement with an institutional lender. The loan has a fixed interest rate of 7.13% and is repayable in level, annual principal payments beginning September, 1999 and ending September, 2005. The financial covenants of the new loan agreement are similar to those under the Company's revolving credit agreement. The proceeds of the loan were used to reduce borrowings under the revolving credit agreement.

                        STANDEX INTERNATIONAL CORPORATION


                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


    MATERIAL CHANGES IN FINANCIAL CONDITION

    During the three months ended September 30, 1995, the Company negotiated a $50 million unsecured loan agreement with an institutional lender.
    The loan has a fixed interest rate of 7.13% and is repayable in level, annual principal payments beginning September, 1999 and ending September, 2005. The financial covenants of the new loan agreement are similar to those under the Company's revolving credit agreement.

    Net Income of $9.3 million and the proceeds from the new loan agreement were used to reduce borrowings under the Company's revolving credit agreement, fund operating activities, invest $5.7 million in plant and equipment, purchase $4.0 million of the Company's Common Stock and pay out $2.4 million of cash dividends to the Company's shareholders. Operating cash flows in the prior year were positively impacted by the disposition of certain businesses and product lines during the first quarter.


    OPERATIONS

                        Quarter Ended September 30, 1995
               as Compared to the Quarter Ended September 30, 1994

    For the first quarter ended September 30, 1995, Net Sales reached record levels. Net Sales rose $1.6 million as compared to the same quarter of fiscal 1995. In the latter portion of the prior fiscal year, a number of units implemented sales price increases to help offset rises in material prices. Although it is difficult to quantify the impact of the sales price increases on Net Sales, management believes the majority of the growth in Net Sales is due to increases in unit volumes. In addition, although changes in the average foreign exchange rates from September 30, 1994 to September 30, 1995 have had a positive impact on Net Sales during the quarter, the total effect was not significant.

    The Company's Institutional segment reported a $4.1 million increase in Net Sales due to growth in demand experienced by the majority of operations within this segment. Net Sales for the Graphics/Mail Order segment rose 2.8%. The gains reported by these two segments were partially offset by a $3.4 million decline in Net Sales reported by the Industrial segment. Although several operations within this segment reported significant gains in Net Sales due to the improved worldwide economy, this growth was offset by the absence of sales from a German subsidiary which was sold in the first quarter of fiscal 1995.

    The Gross Profit Margin Percentage rose from 32.7% for the same quarter of the prior year to 33.2% for the first quarter of fiscal 1996. All three segments reported improvement in the Gross Profit Margin Percentage, none of which was individually significant.

    Selling, General and Administrative Expense (SG&A) decreased slightly for the three months ended September 30, 1995 to 21.3% of Net Sales as compared to 21.6% of Net Sales for the same quarter of the prior year. SG&A reported by the Institutional and Graphics/Mail Order segments rose in order to support the increased business activity discussed above. This increase was offset by a decline in SG&A reported by the Industrial segment due to the sale of one of its units in the first quarter of the prior year.

    Interest Expense rose 17.8%, or $330,000, as compared to the first quarter of fiscal 1995 due mainly to higher interest rates than those experienced during the same period of the prior year.

    In the first quarter of fiscal 1995, a net gain of $5.1 million was reported due to the disposition of certain businesses and product lines. This prior year gain, in addition to the factors described above, resulted in a $4.0 million decrease in Income Before Income Taxes for the quarter ended September 30, 1995.

    The effective tax rate decreased slightly from 37.6% for the first quarter of fiscal 1995 to 37.5% for the three months ended September 30, 1995.

    Due to the factors described above, Net Income for the first quarter of fiscal 1996 decreased $2.5 million, or 21.1%, as compared to the same period of the prior year.

                           PART II.  OTHER INFORMATION


                    ITEM 6.  Exhibits and Reports on Form 8-K


     (a)  Exhibits

          27.  Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 1995.

                                                                   Form 10-Q



                        STANDEX INTERNATIONAL CORPORATION


                               S I G N A T U R E S


         Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STANDEX INTERNATIONAL CORPORATION



    Date:  November 9, 1995             /s/ Robert R. Kettinger
                                        Robert R. Kettinger
                                        Corporate Controller



    Date:  November 9, 1995             /s/ Lindsay M. Sedwick
                                        Lindsay M. Sedwick
                                        Vice President & Treasurer