Form 10-Q
period 1995-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 1996-02-12
CIK 310354

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934





For Quarter Ended December 31, 1995          Commission file number 1-7233




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



    The number of shares of Registrant's Common Stock outstanding on December 31, 1995 was 13,853,222.

                        STANDEX INTERNATIONAL CORPORATION



                                    I N D E X



                                                                     Page No.


PART I.  FINANCIAL INFORMATION:

  Statements of Consolidated Income for the Three and Six
    Months Ended December 31, 1995 and 1994 .................             2

  Consolidated Balance Sheet, December 31, 1995 and
    June 30, 1995 ...........................................             3

  Statement of Consolidated Cash Flows for the Six Months
    Ended December 31, 1995 and 1994 ........................             4

  Notes to Financial Information. ...........................             5

  Management's Discussion and Analysis.......................             6-8



PART II.  OTHER INFORMATION..................................             9

                                                                 Form 10-Q

                         PART I.  FINANCIAL INFORMATION
                        STANDEX INTERNATIONAL CORPORATION
                        Statement of Consolidated Income
                                  (000 Omitted)
                                   Three Months Ended       Six Months Ended
                                      December 31             December 31


Net Sales                        $154,101   $143,937      $296,336   $284,528
Cost of Products Sold             102,675     93,412       197,624    188,048
Gross Profit Margin                51,426     50,525        98,712     96,480
 Selling, General & Adminis-
  trative Expenses                 34,872     35,125        65,191     65,499
Income from Operations             16,554     15,400        33,521     30,981
Other Income/(Expense):
  Net gain on Disposition of
   Businesses and Product Lines         -        346             -      5,426
  Interest Expense                 (2,513)    (1,951)       (4,696)    (3,804)
  Interest Income                     120        160           242        279
Other Income/(Expense) - net       (2,393)    (1,445)       (4,454)     1,901
Income Before Income Taxes         14,161     13,955        29,067     32,882
Provision for Income Taxes          4,984      4,929        10,580     12,055
Net Income                       $  9,177   $  9,026      $ 18,487   $ 20,827

Earnings Per Share               $    .65   $    .62      $   1.31   $   1.42
Cash Dividends per Share         $    .18   $    .16      $    .35   $    .30

                        STANDEX INTERNATIONAL CORPORATION

                           Consolidated Balance Sheet
                                  (000 Omitted)

                                                        December 31   June 30
                                                            1995       1995
                         ASSETS
CURRENT ASSETS:
  Cash                                                     $  5,951  $  9,543
  Receivables, net of allowances for doubtful accounts       91,961    90,492
  Inventories (approximately 40% finished goods, 25% work
    in process, and 35% raw material and supplies)          110,055   116,417
  Prepaid expenses                                            6,876     3,895
    Total current assets                                    214,843   220,347

PROPERTY, PLANT AND EQUIPMENT                               217,123   210,139
  Less accumulated depreciation                             129,406   125,611
    Total                                                    87,717    84,528

OTHER ASSETS
  Goodwill, net                                              15,063    15,297
  Prepaid pension and other                                  24,448    22,530
    Total                                                    39,511    37,827

          TOTAL                                            $342,071  $342,702

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt      $  2,054  $  3,321
  Accounts payable                                           32,656    36,414
  Income taxes                                                4,508     4,472
  Accrued expenses                                           33,201    33,005
    Total current liabilities                                72,419    77,212

LONG-TERM DEBT (less current portion included above)        111,265   111,845

DEFERRED INCOME TAXES AND OTHER LIABILITIES                  17,902    21,293

STOCKHOLDERS' EQUITY
  Common stock                                               41,976    41,976
  Paid-in Capital                                             2,740     2,129
  Retained earnings                                         289,632   276,031
  Cumulative translation adjustment                           1,025       338
  Less cost of treasury shares                             (194,888) (188,122)
    Total stockholders' equity                              140,485   132,352

          TOTAL                                            $342,071  $342,702

                           INTERNATIONAL CORPORATION

                     Statement of Consolidated Cash Flows
                                 (000 Omitted)

                                                            Six Months Ended
                                                               December 31
                                                              1995      1994

Cash Flows from Operating Activities:
  Net income                                               $ 18,487 $ 20,827
  Depreciation and amortization                               6,059    6,040
  Net gain on dispositions of business and
   product lines                                                  -   (5,426)
  Net changes in assets and liabilities                      (6,685)  (5,261)

Net Cash Provided by Operating Activities                    17,861   16,180

Cash Flows from Investing Activities:
  Expenditures for property and equipment                    (8,764)  (7,090)
  Proceeds from dispositions of businesses                        -   13,589
  Other                                                          86      123

Net Cash (Used for)/Provided by Investing Activities         (8,678)   6,622

Cash Flows from Financing Activities:
  Proceeds from additional borrowings                        50,000    7,495
  Net Payments of debt                                      (51,846) (13,391)
  Cash dividends paid                                        (4,886)  (4,332)
  Purchase of treasury stock                                 (7,721) (11,014)
  Other, net                                                  1,566    1,336

Net Cash Used for Financing Activities                      (12,887) (19,906)

Effect of Exchange Rate Changes on Cash                         112      433

Net Change in Cash and Cash Equivalents                      (3,592)   3,329

Cash and Cash Equivalents at Beginning of Year                9,543    5,023

Cash and Cash Equivalents at December 31                   $  5,951 $  8,352

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the six months for:
    Interest                                                  4,069    3,565
    Income taxes                                             10,544   10,682

                         NOTES TO FINANCIAL INFORMATION

  1.  Management Statement

      The financial statements as reported in Form 10-Q reflect all adjustments (including those of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of results for the three and six months ended December 31, 1995 and 1994.

  2.  Per Share Calculation

      Shares (in thousands) used in per share data are as follows:

                                         December 31
                                      1995        1994
          Earnings                  14,164       14,717
          Cash Dividends            13,960       14,438

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

  4.  Additional Borrowings

      In September, the Company negotiated a $50,000,000 unsecured loan agreement with an institutional lender. The loan has a fixed interest rate of 7.13% and is repayable in level, annual principal payments beginning September, 1999 and ending September, 2005. The financial covenants of the new loan agreement are similar to those under the Company's revolving credit agreement. The proceeds of the loan were used to reduce borrowings under the revolving credit agreement.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




MATERIAL CHANGES IN FINANCIAL CONDITION


During the six months ended December 31, 1995, the Company negotiated a $50 million unsecured loan agreement with an institutional lender. The loan has a fixed interest rate of 7.13% and is repayable in level, annual principal payments beginning September, 1999 and ending September, 2005. The financial covenants of the new loan agreement are similar to those under the Company's revolving credit agreement.

Net Income of $18.5 million and the proceeds from the new loan agreement were used to reduce borrowings under the Company's revolving credit agreement, fund operating activities, invest $8.8 million in plant and equipment, purchase $7.7 million of the Company's Common Stock and pay out $4.9 million of cash dividends to the Company's shareholders. The Company believes that existing cash flows, along with current credit and loan agreements, are sufficient to meet its anticipated cash requirements for the foreseeable future.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Although this standard will require additional disclosure within the Company's financial statements, it will not affect the Company's financial condition or operating results.



OPERATIONS



                         Quarter Ended December 31, 1995
               as compared to the Quarter Ended December 31, 1994


Net Sales reached record levels for the quarter ended December 31, 1995. As compared to the same quarter of fiscal 1995, Net Sales rose $10.2 million. In the latter portion of the prior fiscal year, a number of divisions raised sales prices to help offset material price increases. Although it is difficult to quantify the impact of the sales price increases on Net Sales, management believes the majority of the growth in Net Sales is due to growth in unit volumes. In addition, although changes in the average foreign exchange rates from December 31, 1994 to December 31, 1995 have had a positive impact on Net Sales during the quarter, the total effect was not significant.

The Company has experienced some softening in domestic business. However, all three of the Company's segments reported growth in Net Sales due mainly to improvements in customer demand reported by the foreign divisions. The Graphics/Mail Order segment registered an increase in Net Sales of $4.5 million with the Institutional segment reporting growth of $3.2 million. Net Sales for the Industrial segment rose $2.5 million.


OPERATIONS (Continued)


The Gross Profit Margin Percentage declined 1.7% from 35.1% reported in the second quarter of fiscal 1995 to 33.4% for the three months ended December 31, 1995. All three segments registered a modest decline in the Gross Profit Margin Percentage due to higher material costs at some units along with a few instances of increased competitive pressures on pricing.

Selling, General and Administrative Expenses (SG&A) decreased slightly for the three months ended December 31, 1995 when compared to the same period of fiscal 1995. All three segments reported only slight increases and decreases in SG&A, none of which was individually significant.

Interest Expense rose 28.8%, or $562,000, as compared to the second quarter of fiscal 1995 due to higher interest rates than those experienced during the same period of the prior year.

The above factors resulted in a $205,000, or 1.5%, increase in Income Before Income Taxes as compared to the same period of the prior year. The effective tax rate for the quarter ended December 31, 1995 is equal to that reported in the same period of fiscal 1995.

Net Income for the second quarter of fiscal 1996 rose $151,000, or 1.7%, over the same quarter last year due to the factors described above.



                       Six Months Ended December 31, 1995
              as compared to the Six Months Ended December 31, 1994




Net Sales for the six months ended December 31, 1995 reached record levels. An increase in Net Sales of $11.8 million was reported. As indicated in the discussion of quarterly results, management believes the majority of this growth is related to increases in unit volumes. Also, the effect of changes in average foreign exchange rates on operating results was not significant.

Net Sales for the Institutional and Graphics/Mail Order segments rose $7.3 and $5.4 million, respectively, for the reasons described in the discussion of quarterly results. Despite gains reported by several foreign divisions within the Industrial segment, a slight decline in Net Sales was reported due to the sale of a German subsidiary in the first quarter of the prior fiscal year.

The Gross Profit Margin Percentage for the six month period declined modestly from 33.9% for the same period of fiscal 1995 to 33.3% for the six months ended December 31, 1995. All three segments registered slight declines in the Gross Profit Margin Percentage, none of which was individually significant.

Selling, General and Administrative Expenses (SG&A) declined slightly for the six months ended December 31, 1995 when compared to the same period of fiscal 1995. All three segments reported only slight increases and decreases in SG&A, none of which was individually significant.


OPERATIONS (Continued)


Interest Expense rose 23.4%, or $892,000, for the six months ended December 31, 1995 due to higher interest rates than those experienced in the same period of the prior fiscal year.

During the six months ended December 31, 1994, a net gain of $5.4 million was reported due to the disposition of certain businesses and product lines. This prior year gain, in addition to the factors described above, resulted in a $3.8 million decrease in Income Before Income Taxes for the six months ended December 31, 1995.

The effective tax rate for the six months ended December 31, 1995 is slightly less than that reported in the same period of fiscal 1995.

Due to the factors described above, Net Income for the six months ended December 31, 1995 decreased $2.3 million, or 11.2%, over the same period of the prior year.


                          PART II.  OTHER INFORMATION


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.



The Annual Meeting of Shareholders of the Company was held on October 31, 1995. Two matters were voted upon at the meeting: the election of directors and the approval of the appointment of independent auditors of the Company. The name of each director elected at the meeting and the number of votes cast as to each matter are as follows:

Proposal 1 (Election of Directors)

     Nominee                          For                 Withheld

     William L. Brown                 11,221,858          145,941
     Thomas L. King                   11,113,062          254,737
     Sol Sackel                       11,187,755          180,044
     Lindsay M. Sedwick               11,112,506          255,293

Proposal 2 (Appointment of Auditors)

     For                              Against             Abstain

     11,306,783                       14,516              46,500


                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)  Exhibits

     27.     Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1995.










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





                                  STANDEX INTERNATIONAL CORPORATION




    Date: February 12, 1996       /s/ Robert R. Kettinger
                                  Robert R. Kettinger, Corporate Controller




    Date: February 12, 1996       /s/ Lindsay M. Sedwick
                                  Lindsay M. Sedwick, Senior Vice President of
                                    Finance/CFO