Form 10-Q
period 1996-03-31
STANDEX INTERNATIONAL CORP/DE/
filed 1996-05-13
CIK 310354

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934





For Quarter Ended March 31, 1996             Commission file number 1-7233




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



    The number of shares of Registrant's Common Stock outstanding on March 31, 1996 was 13,518,532.


                        STANDEX INTERNATIONAL CORPORATION


                                    I N D E X
                                                                     Page No.


PART I.  FINANCIAL INFORMATION:

  Statements of Consolidated Income for the Three and Nine
    Months Ended March 31, 1996 and 1995 .....................            2

  Consolidated Balance Sheet, March 31, 1996 and
    June 30, 1995 ............................................            3

  Statement of Consolidated Cash Flows for the
    Nine Months Ended March 31, 1996 and 1995 ...............             4

  Notes to Financial Information. ...........................             5

  Management's Discussion and Analysis.......................             6-8



PART II.  OTHER INFORMATION..................................             9

                                                                 Form 10-Q


                         PART I.  FINANCIAL INFORMATION
                        STANDEX INTERNATIONAL CORPORATION
                        Statement of Consolidated Income
                                  (000 Omitted)


                                   Three Months Ended      Nine Months Ended
                                        March 31                March 31
                                    1996       1995          1996      1995
Net Sales                        $130,334   $141,575      $426,670  $426,103
Cost of Products Sold              87,427     94,730       285,051   282,778
Gross Profit Margin                42,907     46,845       141,619   143,325
Selling, General & Admini-
  strative Expenses                31,671     32,987        96,862    98,486
Income from Operations             11,236     13,858        44,757    44,839
Other Income/(Expense):
  Net Gain on Disposition of
    Businesses and Product Lines        -          -             -     5,426
  Interest Expense                 (2,205)    (2,130)       (6,901)   (5,934)
  Interest Income                     155        159           397       438
Other Income/(Expense) - net       (2,050)    (1,971)       (6,504)      (70)
Income Before Income Taxes          9,186     11,887        38,253    44,769
Provision for Income Taxes          3,624      3,829        14,204    15,884
Net Income                       $  5,562   $  8,058      $ 24,049  $ 28,885

Earnings Per Share               $    .41   $    .56      $   1.72  $   1.98
Cash Dividends per Share         $    .18   $    .16      $    .53  $    .46


                        STANDEX INTERNATIONAL CORPORATION

                           Consolidated Balance Sheet
                                  (000 Omitted)

                                                          March 31    June 30
                                                          __1996__    __1995_
                         ASSETS
CURRENT ASSETS:
  Cash                                                     $  8,705  $  9,543
  Receivables, net of allowances for doubtful accounts       82,912    90,492
  Inventories (approximately 40% finished goods, 25% work
    in process, and 35% raw material and supplies)          111,346   116,417
  Prepaid expenses                                            6,159     3,895
    Total current assets                                    209,122   220,347

PROPERTY, PLANT AND EQUIPMENT                               216,424   210,139
  Less accumulated depreciation                             130,050   125,611
    Total                                                    86,374    84,528

OTHER ASSETS
  Goodwill, net                                              14,828    15,297
  Prepaid pension and other                                  25,918    22,530
    Total                                                    40,746    37,827
          TOTAL                                            $336,242  $342,702

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt      $  4,785  $  3,321
  Accounts payable                                           26,964    36,414
  Income taxes                                                3,413     4,472
  Accrued expenses                                           31,695    33,005
    Total current liabilities                                66,857    77,212

LONG-TERM DEBT (less current portion included above)        117,690   111,845

DEFERRED INCOME TAXES AND OTHER LIABILITIES                  18,774    21,293

STOCKHOLDERS' EQUITY
  Common stock                                               41,976    41,976
  Paid-in Capital                                             3,142     2,129
  Retained earnings                                         292,760   276,031
  Cumulative translation adjustment                             (44)      338
  Less cost of treasury shares                             (204,913) (188,122)
    Total stockholders' equity                              132,921   132,352

          TOTAL                                            $336,242  $342,702

                        STANDEX INTERNATIONAL CORPORATION

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (000 OMITTED)


                                                             Nine Months Ended
                                                                  March 31
                                                               1996      1995

Cash Flows from Operating Activities:
  Net income                                               $ 24,049  $ 28,885
  Depreciation and amortization                               9,273     9,146
  Net gain on disposition of businesses and
   product lines                                                  -    (5,426)
  Net changes in assets and liabilities                      (7,553)  (10,293)

Net Cash Provided by Operating Activities                    25,769    22,312

Cash Flows from Investing Activities:
  Expenditures for property and equipment                   (11,116)   (9,292)
  Proceeds from disposition of businesses                         -    13,589
  Other                                                         433       480

Net Cash (Used for) Provided by Investing Activities        (10,683)    4,777

Cash Flows from Financing Activities:
  Proceeds from additional borrowings                        51,445    14,495
  Net payments of debt                                      (44,135)  (13,547)
  Cash dividends paid                                        (7,319)   (6,599)
  Purchase of treasury stock                                (18,346)  (19,365)
  Other, net                                                  2,566     3,237

Net Cash Used for Financing Activities                      (15,789)  (21,779)

Effect of Exchange Rate Changes on Cash                        (135)      583

Net Change in Cash and Cash Equivalents                        (838)    5,893

Cash and Cash Equivalents at Beginning of Year                9,543     5,023

Cash and Cash Equivalents at March 31                      $  8,705  $ 10,916

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the nine months for:
    Interest                                                  6,748     5,707
    Income taxes                                             15,263    13,991

                        NOTES TO FINANCIAL INFORMATION


1.  Management Statement

    The financial statements as reported in Form 10-Q reflect all adjustments (including those of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of results for the three and nine months ended March 31, 1996 and 1995.



2.  Per Share Calculation

    Shares (in thousands) used in per share data are as follows:

                                                     March 31
                                                 1996        1995

              Earnings                          14,019      14,620
              Cash Dividends                    13,810      14,346

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MATERIAL CHANGES IN FINANCIAL CONDITION

During the nine months ended March 31, 1996, the Company negotiated a $50 million unsecured loan agreement with an institutional lender. The loan has a fixed interest rate of 7.13% and is repayable in level, annual principal payments beginning September, 1999 and ending September, 2005. The financial covenants of the new loan agreement are similar to those under the Company's revolving credit agreement.

Net Income of $24.0 million and the proceeds from the new loan agreement were used to reduce borrowings under the Company's revolving credit agreement, fund operating activities, invest $11.1 million in plant and equipment, purchase $18.3 million of the Company's Common Stock and pay out $7.3 million of cash dividends to the Company's shareholders. The Company believes that anticipated cash flows, along with current credit and loan agreements, are sufficient to meet its anticipated cash requirements for the foreseeable future.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This standard requires expanded disclosure of stock-based compensation arrangements with employees and encourages (but does not require) compensation costs to be measured based on the fair value of stock options awarded. The Company is not required to adopt this standard until the fiscal year beginning July 1, 1996. At the current time, the Company does not intend to adopt that portion of the standard which is voluntary, but rather will continue the application of APB Opinion No. 25.


OPERATIONS

                       Quarter Ended March 31, 1996
              as compared to the Quarter Ended March 31, 1995

Management believes the fluctuations in Net Sales discussed below are primarily due to changes in unit volumes. In addition, although variations in the average foreign exchange rates from March 31, 1995 to March 31, 1996 have had a positive impact on Net Sales during the quarter, the total effect was not significant.

For the quarter ended March 31, 1996, Net Sales declined $11.2 million, or 7.9%, when compared to the same period of the prior year. Improvements in Net Sales reported by the Graphics/Mail Order and Industrial segments were offset by a decline in Net Sales of $13.1 million reported by the Institutional segment. A group of divisions within this segment have experienced sluggish economic conditions within the U.S. markets they serve and this has been compounded by weather related problems.

The Gross Profit Margin Percentage declined slightly to 32.9% for the third quarter of fiscal 1996 as compared to 33.1% in the same period of the prior year. The Institutional segment reported a 2.3% decrease in the Gross Profit Margin Percentage due to reorganization expenses and this segment's decline in Net Sales which led to unabsorbed costs. The Graphics/Mail Order and Industrial segments registered minor changes in their Gross Profit Margin Percentages.

For the quarter ended March 31, 1996, Selling, General and Administrative Expenses (SG&A) declined $1.3 million, or 4.0%. However, as a percentage of Net Sales, SG&A increased slightly from 23.3% of Net Sales in the third quarter of fiscal 1995 to 24.3% of Net Sales for the three months ended March 31, 1996. All three segments reported a decrease in SG&A expenses. However, the Institutional segment reported an increase in SG&A as a percentage of Net Sales primarily due to the decline in Net Sales reported for the period.

In the third quarter of fiscal 1996, Interest Expense increased slightly as compared to the same period of the prior year.

The above factors resulted in a $2.7 million, or 22.7%, decline in Income Before Income Taxes as compared to the same period of the prior year. The effective tax rate in the third quarter rose to 39.4% from 32.2% reported in the third quarter of the prior year. The third quarter of fiscal 1995 was positively impacted primarily by foreign tax credits generated by a UK subsidiary which were not repeated in the current quarter.

For the third quarter of fiscal 1996, Net Income decreased $2.5 million, or 31%, when compared to the same period of the prior year as a result of the factors described above.


                     Nine Months Ended March 31, 1996
              as compared to Nine Months Ended March 31, 1995

For the nine months ended March 31, 1996, Net Sales increased $567,000. As indicated in the discussion of quarterly results, management believes the majority of the fluctuations in Net Sales discussed below are due to changes in unit volumes. Also, the effect of changes in average foreign exchange rates on operating results was not significant.

Due primarily to improved European economic conditions, the Graphics/Mail Order segment reported growth in Net Sales of $7.0 million. This growth was offset by a $5.8 million decline in Net Sales reported by the Institutional segment for the reasons described in the discussion of quarterly results. Despite gains reported by several foreign divisions within the Industrial segment, a slight decline in Net Sales was reported due to the sale of a German subsidiary in the first quarter of the prior fiscal year.

For the nine months ended March 31, 1996, the Gross Profit Margin
Percentage remained relatively unchanged at 33.2% versus 33.6% reported in the same period of the prior year. The Company's three segments reported minor fluctuations in their Gross Profit Margin Percentages.

Selling, General and Administrative Expenses (SG&A) decreased $1.6 million, or 1.6%, for the nine months ended March 31, 1996 when compared to the same period last year. As a percentage of Net Sales, SG&A declined from 23.1% of Net Sales to 22.7% of Net Sales in current fiscal year. All three segments reported only slight increases or decreases in SG&A.

Interest Expense rose $967,000 for the nine months ended March 31, 1996 primarily due to higher interest rates during the first two quarters of fiscal 1996 as compared to those experienced in the same period of the prior fiscal year.

During the nine months ended March 31, 1995, a net gain of $5.4 million was reported due to the disposition of certain businesses and product lines. This prior year gain, in addition to the factors described above, resulted in a $6.5 million decrease in Income Before Income Taxes for the nine months ended March 31, 1996.

The effective tax rate for the nine months ended March 31, 1996 increased to 37.1% as compared to 35.5% in the same period of fiscal 1995 due mainly to the factors described in the analysis of quarterly results.

For the nine months ended March 31, 1996, Net Income declined $4.8 million, or 16.7%, when compared to the same period of the prior year due to the factors described above.


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





                                  STANDEX INTERNATIONAL CORPORATION




    Date:  May 13, 1996           /s/ Robert R. Kettinger
                                  Robert R. Kettinger, Corporate Controller




    Date:  May 13, 1996           /s/ Lindsay M. Sedwick
                                  Lindsay M. Sedwick, Senior Vice President of
                                   Finance/CFO