Form 10-K
period 1996-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 1996-09-17
CIK 310354

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1996         Commission File Number 1-7233

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at July 31, 1996 was approximately $374,347,200.

     The number of shares of Registrant's Common Stock outstanding on September 9, 1996 was 13,375,034.

     Portions of the 1996 Annual Report to Stockholders of Registrant are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of Registrant dated September 16, 1996 are incorporated in Part III of this report.
_____________________________________________________________________________
_____________________________________________________________________________
                                   PART I

                              ITEM 1.  BUSINESS


     Standex* is a diversified manufacturing and marketing company with operations in three product segments: Graphics/Mail Order, Institutional and Industrial. Standex was incorporated in 1975 and is the successor of a corporation organized in 1955.

     The business of the Company is carried on within the three segments by a number of operating units, each with its own organization. The management of each operating unit has responsibility for product development, manufacturing, marketing and for achieving a return on investment in accordance with the standards established by Standex. Overall supervision, coordination and financial control are maintained by the executive staff from its corporate headquarters located at 6 Manor Parkway, Salem, New Hampshire. As of June 30, 1996, the Company had approximately 4,800 employees.

     The principal products produced and services rendered by each of the segments of Standex are incorporated herein by reference to pages 4 through 11 of the Annual Report to Stockholders for the fiscal year ended June 30, 1996 (the "1996 Annual Report"). Sales are made both directly to customers and by or through manufacturers' representatives, dealers and distributors.

     The major markets for the above products and services are as follows:

             MAJOR PRODUCTS                            MAJOR MARKETS

Graphics/Mail Order

 . Educational and religious
  Publishing:

    Standard Publishing religious           Sunday schools, churches, vacation
    periodicals, Sunday School              Bible schools; chain of 19 Berean
    literature and supplies                 bookstores

 . Commercial Printing                       General commerce and industry

 . Specialized commercial and government     Manufacturers, advertisers,
  forms and printing, election equipment    department stores, magazines,
                                            government and general industry
 . Binding Systems and Office Supplies:

    Wire-O and Mult-O machinery and         Printers, publishers of checkbooks,
    complete binding systems                calendars, appointment books,
                                            cookbooks, catalogs, manuals, etc.



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

Institutional Products

 . Food Service Equipment:

    USECO food service equipment and        Hospitals, schools, nursing homes,
    patient feeding systems                 correctional facilities and
                                            restaurants

    Master-Bilt refrigerated beverage       Hospitals, schools, fast food
    cases, coolers and freezers;            industry, restaurants, hotels,
    Barbecue King ovens and baking          clubs, supermarkets, beverage
    equipment; Federal Industries bakery    industry, bakeries, dairy and
    and deli equipment; Mason               convenience food chains
    candlelamps; Coors restaurant china
    and cookware; Red Goat waste
    disposers; EPCO food racks; General
    Slicing and Toastswell commercial
    appliances

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

    National Metal fabricated metal         Restaurants, retail stores, office
    products including Christmas tree       furniture markets, stationary
    stands, specialty hardware and metal    supply houses and other industries
    furniture

    Williams chiropractic and traction      Chiropractors and physical
    tables and electrotherapy and           therapists
    ultrasound equipment (Zenith,  Combi
    and Intertron brands)


    SXI Technologies develops and           Transportation industry
    markets advanced microprocessor
    boards, monitoring data acquisition
    and radio frequency identification
    systems

Industrial Products

 . Texturizing Systems:

    Roehlen embossing rolls, machines       General Industry (e.g. automotive,
    and plates; Mold-Tech mold              plastics, textiles, paper, building
    engraving; Keller-Dorian print rolls    products, synthetic materials,
                                            appliances, business machines,
                                            etc.)
 . Metal and Machinery Products:

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

 . Electronics

    Standex reed switches and relays;       Telecommunications, consumer
    EMI/RFI powerline filters; fixed and    electronics, automotive, security
    variable inductors and electronic       systems, communications equipment,
    assemblies; variable mica               computers, instrumentation controls
    capacitors; and tunable inductors
    and micro coils

    Van Products electrical connectors      Air conditioning, refrigeration



       Financial information on each of the product groups of Standex as well as financial information of non-U.S. operations is incorporated by reference to the note to the consolidated financial statements entitled Industry Segment Information on page 21 of the 1996 Annual Report.




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

Backlog
    Backlog at June 30, 1996 and 1995 is as follows (in thousands):

                                                     1996         1995

          Graphics/Mail Order............          $ 8,966      $ 8,238
          Institutional..................           27,799       33,516
          Industrial.....................           32,022       33,151
                 Total                             $68,787      $74,905

    Substantially all of the 1996 backlog is expected to be realized as sales in fiscal 1997.

Competition

    Standex manufactures and markets products many of which have achieved a unique or leadership position in their market. However, the Company encounters competition in varying degrees in all product groups and for each product line. Competitors include domestic and foreign producers of the same and similar products. The principal methods of competition are price, delivery schedule, quality of services, product performance and other terms and conditions of sale. During fiscal 1996, the Company invested $15,328,000 in new plant and equipment in order to upgrade facilities to become more competitive in all segments.
International Operations

    Substantially all international operations of the Company are related to domestic operations and are included in all three product groups. International operations are conducted at 33 plants, principally in Western Europe. The industry segment information regarding non-U.S. operations on page 21 of the 1996 Annual Report is incorporated herein by reference.



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


                              ITEM 2.  PROPERTIES


    At June 30, 1996, Standex operated a total of 85 principal plants and warehouses located through the United States, Western Europe, Canada, Australia and Mexico. The Company owned 48 of the facilities and the balance were leased. In addition, the Company operated 21 retail stores in various sections of the United States, of which 20 were leased. The approximate building space utilized by each product group of Standex at June 30, 1996 is as follows (in thousands):

                                                 Area in Square Feet
                                                  Owned      Leased

         Graphics/Mail Order............            584         362
         Institutional..................          1,467         740
         Industrial.....................            847         196
         General Corporate..............             29           -
              Total.....................          2,927       1,298


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


                  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS


    No matters were submitted to stockholders during the fourth quarter of the fiscal year.

                        EXECUTIVE OFFICERS OF STANDEX


      Name           Age    Principal Occupation During the Past Five Years

Thomas L. King        66    Chairman of the Board of the Company since January
                              1992; President of the Company from August 1984 to July 1994; and Chief Executive Officer of the Company from July 1985 to June 1995.

Edward J. Trainor     56    Chief Executive Officer of the Company since July
                              1995; President of the Company since July 1994; Chief Operating Officer of the Company from July 1994 to June 1995; Vice President of the Company from July 1992 to July 1994; and President of the Standex Institutional Products Group of the Company from February 1987 to July 1994.

David R. Crichton     58    Executive Vice President/Operations of the Company
                              since June 1989.

Thomas H. DeWitt      54    Executive Vice President/Administration of the
                              Company since January 1987; and General Counsel of the Company since October 1985.

Lindsay M. Sedwick    61    Senior Vice President of Finance/CFO of the
                              Company since January 1996; Vice President of the Company from January 1990 to January 1996; and Treasurer of the Company since January 1986.

Robert R. Kettinger   54    Corporate Controller of the Company since July
                              1991; and, prior thereto, Assistant Corporate Controller of the Company.

Richard H. Booth      49    Corporate Counsel of the Company since June 1992
                              and Secretary of the Company since July 1992; and, prior thereto, Vice President, General Counsel and Secretary of Metcalf & Eddy Companies, Inc., from May 1989 to November 1991.

     The executive officers are elected each year by the Board of Directors to serve for one-year terms of office. There are no family relationships between any of the directors or executive officers of the Company.

                                    PART II


                   ITEM 5.  MARKET FOR STANDEX COMMON STOCK
                        AND RELATED STOCKHOLDER MATTERS

     The principal market in which the Common Stock of Standex is traded is the New York Stock Exchange. The high and low sales prices for the Common Stock on the New York Stock Exchange and the dividends paid per Common Share for each quarter in the last two fiscal years are incorporated by reference to page 15 of the 1996 Annual Report. The approximate number of stockholders of record on September 9, 1996 was 4,400.


                       ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data for the five years ended June 30, 1996 is incorporated by reference to the table entitled "Five-Year Financial Review" on page 15 of the 1996 Annual Report. This summary should be read in conjunction with the consolidated financial statements and related notes included in the 1996 Annual Report on pages 16 through 23, and Exhibit 11 contained herein.


                       ITEM 7.  MANAGEMENT'S DISCUSSION
                      AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations of the Company is incorporated by reference to pages 12 through 14 of the 1996 Annual Report.


                         ITEM 8.  FINANCIAL STATEMENTS
                            AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to pages 15 through 24 of the 1996 Annual Report.


                  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                     None


                                   PART III


                  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
                                  OF STANDEX

     Certain information concerning the directors of the Company is incorporated by reference to pages 2 through 6 and pages 17 and 18 of the Proxy Statement of the Company, dated September 16, 1996 (the "1996 Proxy Statement"). Certain information concerning the executive officers of the Company is set forth in Part I under the caption "Executive Officers of Standex."

                       ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference to pages 11 through 16 of the 1996 Proxy Statement.


                    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

     The stock ownership of each person known to Standex to be the beneficial owner of more than 5% of its Common Stock and the stock ownership of all directors and executive officers of Standex as a group are incorporated by reference to pages 4 through 6 of the 1996 Proxy Statement. The beneficial ownership of Standex Common Stock of all directors and executive officers of the Company is incorporated by reference to pages 4 through 5 of the 1996 Proxy Statement.


                      ITEM 13.  CERTAIN RELATIONSHIPS AND
                             RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated by reference to pages 17 and 18 of the 1996 Proxy Statement.



                                   PART IV
                    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
                      SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Schedule

     The financial statements and schedules listed in the accompanying index to Financial Statements and Schedules are filed as part of this Annual Report on Consolidated Form 10-K.

     (b)  Reports on Form 8-K

     Standex filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended June 30, 1996.

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

               (g) Standex International Corporation Profit Improvement Participation Shares Plan as amended and restated on April 26, 1995 is incorporated by reference to the exhibits to the Annual Report of Standex on Form 10-K for the fiscal year ended June 30, 1995 ("1995 10-K").

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

               (l) Standex International Corporation Executive Life Insurance Plan effective April 27, 1994 and amended on April 24, 1996.

               (m) Standex International Corporation 1994 Stock Option Plan effective July 27, 1994 is incorporated by reference to the exhibits to the 1994 10-K.

               (n) Standex International Corporation Supplemental Retirement Plan adopted April 26, 1995 and amended on July 26, 1995 is incorporated by reference to the exhibits to the 1995 10-K.

        11.    Computation of Per Share Earnings.

        13. The Annual Report to Stockholders of the Company for the fiscal year ended June 30, 1996 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K).

        21.    Subsidiaries of Standex.

        23.    Independent Auditors' Consent.

        24.    Powers of Attorney of John Bolten, Jr., William L. Brown,
               David R. Crichton, Samuel S. Dennis 3d, Thomas H. DeWitt, Walter F. Greeley, Daniel B. Hogan, Thomas L. King, C. Kevin Landry, H. Nicholas Muller, III, Ph.D., Sol Sackel, and Lindsay
               M. Sedwick.

        27.    Financial Data Schedule.

     (d)  Schedule

     The schedule listed in the accompanying Index to Financial Statements and
Schedule is filed as part of this Annual Report on Form 10-K.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 17, 1996.

                                          STANDEX INTERNATIONAL CORPORATION
                                                     (Registrant)




                                          By:  /s/ Edward J. Trainor
                                               Edward J. Trainor, President/
                                                 Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on September 17, 1996:

    Signature                                          Title


/s/ Edward J. Trainor                 President/Chief Executive Officer
Edward J. Trainor



/s/ Lindsay M. Sedwick                Senior Vice President/Chief Financial
Lindsay M. Sedwick                      Officer



/s/ Robert R. Kettinger               Corporate Controller (Chief Accounting
Robert R. Kettinger                     Officer)


    Edward J. Trainor, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on September 17, 1996 as attorney-in-fact for the following directors of the Registrant:

           John Bolten, Jr.               Daniel B. Hogan
           William L. Brown               Thomas L. King
           David R. Crichton              C. Kevin Landry
           Samuel S. Dennis 3d            H. Nicholas Muller, III, Ph.D.
           Thomas H. DeWitt               Sol Sackel
           Walter F. Greeley              Lindsay M. Sedwick



                                          /s/ Edward J. Trainor
                                          Edward J. Trainor

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES



                                                             Page No. in
 Annual Report
                                                               ("AR")

                 Financial Statements


Statements of Consolidated Income for the
  Years Ended June 30, 1996, 1995 and 1994......................      AR 16

Consolidated Balance Sheets at June 30, 1996 and 1995...........      AR 17

Statements of Consolidated Stockholders' Equity for
  the Years Ended June 30, 1996, 1995 and 1994..................      AR 16

Statements of Consolidated Cash Flows for
  the Years Ended June 30, 1996, 1995 and 1994..................      AR 18

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

Item 5    Market for Standex Common Stock and Related
            Stockholder Matters..............................         AR 15

Item 6    Selected Financial Data............................         AR 15

Item 7    Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............      AR 12-14

Item 8    Financial Statements and Supplementary Data........      AR 15-24


                        PART III

Item 10   Directors and Executive Officers of Standex........  P 2-6; 17-18

Item 11   Executive Compensation.............................       P 11-16

Item 12   Security Ownership of Certain Beneficial Owners and
            Management.......................................          P 46

Item 13   Certain Relationships and Related Transactions.....       P 17-18






   INDEPENDENT AUDITORS' REPORT




   To the Board of Directors and Stockholders of STANDEX INTERNATIONAL CORPORATION
     Salem, New Hampshire


   We have audited the consolidated financial statements of Standex International Corporation and subsidiaries as of June 30, 1996 and 1995, and for each of the three years in the period ended June 30, 1996, and have issued our report thereon dated August 19, 1996; such financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Standex International Corporation and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







   /s/ DELOITTE & TOUCHE LLP
   DELOITTE & TOUCHE LLP
   Boston, Massachusetts

   August 19, 1996

                                                                                                              Schedule VIII



                                       STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                VALUATION AND QUALIFYING ACCOUNTS

                                        For the Years Ended June 30, 1996, 1995 and 1994




Column A                          Column B                        Column C                       Column D           Column E

                                             Balance at                     Additions
                                              Beginning    Charged to Costs        Charged to                           Balance at
        Description                             of Year        and Expenses    Other Accounts     Deductions End           of Year


  Allowances deducted from assets to
  which they apply--for doubtful
  accounts receivable:

    June 30, 1996...................         $2,853,681          $1,105,008                     $(1,292,684) (1)        $2,666,005


    June 30, 1995...................         $2,587,145          $1,427,588                     $(1,161,052) (1)        $2,853,681


    June 30, 1994...................         $2,666,975          $1,486,902                     $(1,566,732) (1)        $2,587,145




(1)  Accounts written off--net of recoveries.


                               INDEX TO EXHIBITS



                                                      								       PAGE

  10.	(l) Standex International Corporation Executive Life
    	 Insurance Plan as amended on April 24, 1996 ................

  11.	Computation of Per Share Earnings ..........................

  13.	The Annual Report to Stockholders of the Company for the
      fiscal year ended June 30, 1996 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of
    	 this Form 10-K) ............................................

  21.	Subsidiaries of Registrant .................................

  23.	Independent Auditors' Consent ..............................

  24.	Powers of Attorney of John Bolten, Jr., William L. Brown,
     	David R. Crichton, Samuel S. Dennis 3d, Thomas H. DeWitt,
     	Walter F. Greeley, Daniel B. Hogan, Thomas L. King,
     	C. Kevin Landry, H. Nicholas Muller, III, Ph.D.,
     	Sol Sackel, and Lindsay M. Sedwick .........................

  27.	Financial Data Schedule ....................................