Form 10-K/A
period 1996-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 1996-09-17
CIK 310354

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                             AMENDMENT NO. 1 TO
                                  FORM 10-K

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


                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this Amendment No. 1 to the annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 17, 1996.

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

    Signature                                          Title


/s/ Edward J. Trainor                 President/Chief Executive Officer
Edward J. Trainor



/s/ Lindsay M. Sedwick                Senior Vice President/Chief Financial
Lindsay M. Sedwick                      Officer



/s/ Robert R. Kettinger               Corporate Controller (Chief Accounting
Robert R. Kettinger                     Officer)


    Edward J. Trainor, pursuant to powers of attorney which are being filed with this Amendment No. 1 to the Annual Report on Form 10-K, has signed below on September 17, 1996 as attorney-in-fact for the following directors of the
Registrant:

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