Form 10-Q
period 1996-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 1996-11-13
CIK 310354

FORM 10-Q


                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 30, 1996       Commission File Number 1-7233



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


     The number of shares of Registrant's Common Stock outstanding on September 30, 1996 was 13,373,624.


                      STANDEX INTERNATIONAL CORPORATION


                                  I N D E X



                                                                      Page No.

PART I.  FINANCIAL INFORMATION:

  Statements of Consolidated Income for the Three Months
  Ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . . .     2

  Consolidated Balance Sheet, September 30, 1996 and
  June 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . .      3

  Statement of Changes in Consolidated Cash Flows for the
  Three Months Ended September 30, 1996 and 1995 . . . . . . . . . .      4

  Notes to Financial Information . . . . . . . . . . . . . . . . . .      5

  Management's Discussion and Analysis . . . . . . . . . . . . . . .    6-7


PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . .      8


                                                                Form 10-Q


                      PART I.  FINANCIAL INFORMATION


                     STANDEX INTERNATIONAL CORPORATION
                     Statement of Consolidated Income
                               (000 Omitted)





                                               Three Months Ended
                                                  September 30
                                              1996            1995

Net Sales                                   $140,199        $142,235

Cost of Products Sold                         95,579          94,949

Gross Profit Margin                           44,620          47,286

Selling, General & Administrative
Expenses                                      30,242          30,319

Income from Operations                        14,378          16,967

Other (Expense)/Income:

  Interest Expense                            (2,123)         (2,183)

  Interest Income                                 72             122

Other (Expense)/Income - net                  (2,051)         (2,061)

Income before Income Taxes                    12,327          14,906

Provision for Income Taxes                     4,785           5,596

Net Income                                  $  7,542        $  9,310


Earnings per Share                          $    .56        $    .66

Cash Dividends per Share                    $    .18        $    .17

                      STANDEX INTERNATIONAL CORPORATION
                         Consolidated Balance Sheet
                                (000 Omitted)


                                                       September 30   June 30
                                                           1996        1996
                      ASSETS

CURRENT ASSETS:
  Cash                                                     $  5,709  $  5,147
  Receivables, net of allowance for doubtful accounts        92,193    88,567
  Inventories (approximately 45% finished goods, 20%
    work in process, and 35% raw materials and supplies)    110,680   109,720
  Prepaid expenses                                            9,895     3,958
    Total current assets                                    218,477   207,392

PROPERTY, PLANT AND EQUIPMENT                               220,450   217,478
  Less accumulated depreciation                             133,913   130,862
    Total property, plant and equipment                      86,537    86,616

OTHER ASSETS:
  Prepaid pension cost                                       21,158    20,744
  Goodwill, net                                              14,541    14,656
  Other                                                       7,818     5,925
    Total other assets                                       43,517    41,325

      TOTAL                                                $348,531  $335,333


       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt      $  2,830  $  5,287
  Accounts payable                                           32,701    29,202
  Income taxes                                                6,599     1,567
  Accrued expenses                                           29,293    32,476
    Total current liabilities                                71,423    68,532

LONG-TERM DEBT (less current portion included above)        122,724   113,822

DEFERRED INCOME TAXES AND OTHER LIABILITIES                  16,363    18,288

STOCKHOLDERS' EQUITY:
  Common stock                                               41,976    41,976
  Paid-in capital                                             3,615     3,378
  Retained earnings                                         302,115   296,991
  Cumulative translation adjustment                             (10)     (572)
  Less cost of treasury shares                             (209,675) (207,082)
    Total stockholders' equity                              138,021   134,691

      TOTAL                                                $348,531  $335,333

                        STANDEX INTERNATIONAL CORPORATION
                      Statement of Consolidated Cash Flows
                                  (000 Omitted)




                                                           Three Months Ended
                                                               September 30
                                                           1996          1995
Cash Flows from Operating Activities:
  Net income                                               $  7,542  $  9,310
  Depreciation and amortization                               3,181     3,000
  Net changes in assets and liabilities                      (9,376)  (19,533)

Net Cash Provided by/(Used for) Operating Activities          1,347    (7,223)

Cash Flows from Investing Activities:
  Expenditures for property and equipment                    (2,586)   (5,678)
  Other                                                          18        72

Net Cash Used for Investing Activities                       (2,568)   (5,606)

Cash Flows from Financing Activities:
  Proceeds from additional borrowings                         9,036    51,219
  Net payments of debt                                       (2,592)  (36,170)
  Cash dividends paid                                        (2,418)   (2,380)
  Purchase of treasury stock                                 (2,982)   (4,014)
  Other, net                                                    627       724

Net Cash Provided by Financing Activities                     1,671     9,379

Effect of Exchange Rate Changes on Cash                         112      (121)

Net Change in Cash and Cash Equivalents                         562    (3,571)

Cash and Cash Equivalents at Beginning of Year                5,147     9,543

Cash and Cash Equivalents at September 30                  $  5,709   $ 5,972

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the three months for:
    Interest                                               $  3,025  $  2,204
    Income taxes                                           $  1,353  $  4,595

                       NOTES TO FINANCIAL INFORMATION


  1. Management Statement

     The financial statements as reported in Form 10-Q reflect all adjustments (including those of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of results for the three months ended September 30, 1996 and 1995.

  2. Per Share Calculation

     Shares (in thousands) used in per share data are as follows:

                                        September 30
                                     1996        1995
              Earnings              13,574      14,207
              Cash Dividends        13,436      14,002

     Earnings per share have been computed according to generally accepted accounting principles.

     Cash dividends per share have been computed based on the shares outstanding at the time the dividends were paid.

  3. Contingencies

     The Company is a party to various claims and legal proceedings related to environmental and other matters generally incidental to its business. Management has evaluated each matter based, in part, upon the advice of its independent environmental consultants and in-house counsel and has recorded an appropriate provision for the resolution of such matters in accordance with Statement of Financial Accounting
     Standards No. 5, "Accounting for Contingencies."   Management believes
     that such provision is sufficient to cover any future payments, including legal costs, under such proceedings.

                      STANDEX INTERNATIONAL CORPORATION


                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


MATERIAL CHANGES IN FINANCIAL CONDITION

During the quarter ended September 30, 1996, net operating cash flows of $1.3 million and net proceeds from additional borrowings of $6.4 million were used to purchase $3.0 million of the Company's Common Stock, invest $2.6 million in plant and equipment and pay out $2.4 million of cash dividends to the Company's shareholders.

During the first quarter of fiscal 1997, the Company acquired certain assets of two companies: The Vidalia Onion Store and Salsa Express. On October 28, 1996, the Company acquired 100% of the Common Stock of Fellowship Bookstores. These purchases were primarily financed from operating cash flows and from the issuance of Standex stock. Aggregate annual net sales for these three acquisitions are approximately $9.1 million.

The Company intends to continue its policy of using its funds to acquire property, plant and equipment, pay dividends, purchase its Common Stock and make acquisitions when conditions are favorable.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." The Company has evaluated this standard and determined that it will not materially affect the Company's financial condition or operating results.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." This standard requires expanded disclosure of stock-based compensation arrangements with employees and encourages (but does not require) that such compensation costs be measured based on the fair value of stock options awarded. The Company is required to adopt this standard during fiscal year 1997. The Company does not intend to adopt that portion of the standard which is voluntary, but rather will continue the application of APB Opinion No. 25, since management has determined that the latter provides the more accurate presentation of costs associated with stock based compensation awards to employees. As a result, compliance with this standard will have no impact on the Company's 1997 financial statements, other than the required additional footnote disclosure of the proforma effect of SFAS No. 123 on net income and earnings per share.


OPERATIONS

                      Quarter Ended September 30, 1996
             as Compared to the Quarter Ended September 30, 1995

For the first quarter ended September 30, 1996, Net Sales declined $2.0 million as compared to the first quarter of the prior year. Management believes the majority of the fluctuations in Net Sales reported by each segment are primarily due to changes in unit volumes. In addition, although changes in the average foreign exchange rates from September 30, 1995 to September 30, 1996 have had a negative impact on Net Sales during the quarter, the total effect was not significant.

The Graphics/Mail Order segment reported a $1.0 million increase in Net Sales for the quarter ended September 30, 1996 for a variety of factors, none of which was individually significant. However, the Institutional segment registered a $2.6 million decrease in Net Sales due primarily to softness in the food service sector and a decline in demand for products for the Christmas season. The Industrial segment reported a slight decline in Net Sales due to sluggish European economic conditions.

The Gross Profit Margin Percentage decreased from 33.2% for the same quarter of the prior year to 31.8% for the first quarter of fiscal 1997. The Graphics/Mail Order segment reported no change in the Gross Profit Margin Percentage. However, the Industrial and Institutional segments reported declines in the Gross Profit Margin Percentages of 1.8% and 1.7%, respectively, due primarily to reduced sales volume and competitive pressures on pricing.

Selling, General and Administrative Expense (SG&A) decreased slightly for the three months ended September 30, 1996. SG&A as a percentage of Net Sales was unchanged from the prior year. None of the fluctuations reported by the Company's three segments were individually significant. The increases and decreases that were registered were in line with the changes in Net Sales discussed above.

Interest Expense dropped 2.7%, or $60,000, as compared to the first quarter of fiscal 1996 due to reduced borrowings and lower interest rates than those experienced during the same period of the prior year.

Due to the factors described above, Income Before Income Taxes for the quarter ended September 30, 1996 decreased $2.6 million, or 17.3%. The effective tax rate increased from 37.5% for the first quarter of fiscal 1996 to 38.8% for the three months ended September 30, 1996 due to reduced availability of foreign tax credits.

As a result of the above, Net Income for the first quarter of fiscal 1997 decreased $1.8 million, or 19.0%, as compared to the same period of the prior year.

                         PART II.  OTHER INFORMATION


                  ITEM 6.  Exhibits and Reports on Form 8-K






 (a)  Exhibits

      27.  Financial Data Schedule

 (b)  Reports on Form 8-K

      The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 1996.


                                                                   Form 10-Q



                      STANDEX INTERNATIONAL CORPORATION




                             S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    STANDEX INTERNATIONAL CORPORATION



Date:  November 13, 1996            /s/ Robert R. Kettinger
                                    Robert R. Kettinger
                                    Corporate Controller



Date:  November 13, 1996            /s/ Lindsay M. Sedwick
                                    Lindsay M. Sedwick
                                    Sr. Vice President of Finance/CFO