Form 10-Q
period 1996-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 1997-02-11
CIK 310354

FORM 10-Q


                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended December 31, 1996        Commission File Number 1-7233



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


     The number of shares of Registrant's Common Stock outstanding on December 31, 1996 was 13,371,965.


                      STANDEX INTERNATIONAL CORPORATION







                                  I N D E X






                                                                      Page No.

PART I.  FINANCIAL INFORMATION:

  Statements of Consolidated Income for the Three and Six Months
  Ended December 31, 1996 and 1995 . . . . . . . . . . . . . . . . .      2

  Consolidated Balance Sheet, December 31, 1996 and
  June 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . .      3

  Statement of Changes in Consolidated Cash Flows for the
  Six Months Ended December 31, 1996 and 1995. . . . . . .                4

  Notes to Financial Information . . . . . . . . . . . . . . . . . .      5

  Management's Discussion and Analysis . . . . . . . . . . . . . . .    6-8


PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . .      9

                                                                 Form 10-Q

                         PART I.  FINANCIAL INFORMATION
                        STANDEX INTERNATIONAL CORPORATION
                        Statement of Consolidated Income
                                  (000 Omitted)


                                   Three Months Ended         Six Months Ended
                                       December 31               December 31
                                    1996       1995             1996      1995
Net Sales                        $152,315   $154,101         $292,514  $296,336
Cost of Products Sold             100,108    102,675          195,687   197,624
Gross Profit Margin                52,207     51,426           96,827    98,712
Selling, General & Admini-
  strative Expenses                37,153     34,872           67,395    65,191
Income from Operations             15,054     16,554           29,432    33,521
Other Income/(Expense):
  Interest Expense                 (2,213)    (2,513)          (4,336)   (4,696)
  Interest Income                      82        120              154       242
Other Income/(Expense) - net       (2,131)    (2,393)          (4,182)   (4,454)
Income Before Income Taxes         12,923     14,161           25,250    29,067
Provision for Income Taxes          4,796      4,984            9,581    10,580
Net Income                       $  8,127   $  9,177         $ 15,669  $ 18,487

Earnings Per Share               $    .60   $    .65         $   1.16  $   1.31
Cash Dividends per Share         $    .19   $    .18         $    .37  $    .35

                      STANDEX INTERNATIONAL CORPORATION

                         Consolidated Balance Sheet
                                (000 Omitted)

                                                        December 31   June 30
                                                           1996        1996
                      ASSETS

CURRENT ASSETS:
  Cash                                                     $  8,642  $  5,147
  Receivables, net of allowance for doubtful accounts        85,642    88,567
  Inventories (approximately 45% finished goods, 20%
    work in process, and 35% raw materials and supplies)    110,557   109,720
  Prepaid expenses                                            7,683     3,958
    Total current assets                                    212,524   207,392

PROPERTY, PLANT AND EQUIPMENT                               225,343   217,478
  Less accumulated depreciation                             137,304   130,862
    Total property, plant and equipment                      88,039    86,616

OTHER ASSETS:
  Prepaid pension cost                                       22,546    20,744
  Goodwill, net                                              15,491    14,656
  Other                                                       8,378     5,925
    Total other assets                                       46,415    41,325

      TOTAL                                                $346,978  $335,333


       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt      $  1,942  $  5,287
  Accounts payable                                           31,229    29,202
  Income taxes                                                4,978     1,567
  Accrued expenses                                           30,983    32,476
    Total current liabilities                                69,132    68,532

LONG-TERM DEBT (less current portion included above)        116,246   113,822

DEFERRED INCOME TAXES AND OTHER LIABILITIES                  16,650    18,288

STOCKHOLDERS' EQUITY:
  Common stock                                               41,976    41,976
  Paid-in capital                                             5,125     3,378
  Retained earnings                                         307,703   296,991
  Cumulative translation adjustment                           1,637      (572)
  Less cost of treasury shares                             (211,491) (207,082)
    Total stockholders' equity                              144,950   134,691

      TOTAL                                                $346,978  $335,333

                        STANDEX INTERNATIONAL CORPORATION

                      Statement of Consolidated Cash Flows
                                  (000 Omitted)



                                                            Six Months Ended
                                                               December 31
                                                               1996      1995
Cash Flows from Operating Activities:
  Net income                                               $ 15,669  $ 18,487
  Depreciation and amortization                               6,435     6,059
  Net changes in assets and liabilities                      (3,588)   (6,685)
Net Cash Provided by Operating Activities                    18,516    17,861

Cash Flows from Investing Activities:
  Expenditures for property and equipment                    (6,797)   (8,764)
  Other                                                         133        86

Net Cash Used for Investing Activities                       (6,664)   (8,678)

Cash Flows from Financing Activities:
  Proceeds from additional borrowings                         2,744    50,000
  Net payments of debt                                       (3,665)  (51,846)
  Cash dividends paid                                        (4,958)   (4,886)
  Purchase of treasury stock                                 (6,399)   (7,721)
  Other, net                                                  3,738     1,566

Net Cash Used for Financing Activities                       (8,540)  (12,887)

Effect of Exchange Rate Changes on Cash                         183       112

Net Change in Cash and Cash Equivalents                       3,495    (3,592)

Cash and Cash Equivalents at Beginning of Year                5,147     9,543

Cash and Cash Equivalents at December 31                   $  8,642   $ 5,951

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the six months for:
    Interest                                               $  4,348  $  4,069
    Income taxes                                           $  7,770  $ 10,544

                       NOTES TO FINANCIAL INFORMATION





  1. Management Statement

     The financial statements as reported in Form 10-Q reflect all adjustments (including those of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of results for the three and six months ended December 31, 1996 and 1995.

  2. Per Share Calculation

     Shares (in thousands) used in per share data are as follows:

                                        December 31
                                     1996        1995
              Earnings              13,563      14,164
              Cash Dividends        13,399      13,960

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



                      STANDEX INTERNATIONAL CORPORATION


                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

MATERIAL CHANGES IN FINANCIAL CONDITION

During the six months ended December 31, 1996, net operating cash flows of $18.5 million were used to purchase $6.4 million of the Company's Common Stock, invest $6.8 million in plant and equipment and pay out $5.0 million of cash dividends to the Company's shareholders.

During the first quarter of fiscal 1997, the Company acquired certain assets of two companies: The Vidalia Onion Store and Salsa Express. In the second quarter, the Company acquired 100% of the Common Stock of Fellowship Bookstores. These purchases were primarily financed from operating cash flows and from the issuance of Standex stock. Aggregate annual net sales for these three acquisitions are approximately $9.1 million.

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

OPERATIONS

                       Quarter Ended December 31, 1996
             as compared to the Quarter Ended December 31, 1995

Net Sales for the quarter ended December 31, 1996 were the second highest quarterly sales in the Company's history. As compared to the same quarter of fiscal 1996, Net Sales declined $1.8 million. Management believes the majority of the fluctuations in Net Sales reported by each segment are primarily due to changes in unit volumes. In addition, although changes in the average foreign exchange rates from December 31, 1995 to December 31, 1996 have had a negative impact on Net Sales for the quarter, the total effect was not significant.

Growth in Net Sales of $1.5 million was reported by the Graphics/Mail Order segment due to increased demand and acquisitions made during fiscal 1997. This sales growth was offset by a slight decrease in Net Sales reported by the Institutional segment and a $2.5 million reduction in Net Sales reported by the Industrial segment. The Industrial segment's decline in Net Sales was due to slowness within the economy reported by its European operations and the disposition of a product line at the end of fiscal 1996.

The Gross Profit Margin Percentage increased from 33.4% reported for the second quarter of fiscal 1996 to 34.3% for the three months ended December 31, 1996. The Institutional and Industrial segments reported minor changes in the Gross Profit Margin Percentages, neither of which was individually significant. However, the Graphics/Mail Order segment reported a 2.2% increase in the Gross Profit Margin Percentage due to the growth in Net Sales reported above and the mix of products sold.

Selling, General and Administrative Expenses (SG&A) rose $2.3 million for the three months ended December 31, 1996 to represent 24.4% of Net Sales versus 22.6% of Net Sales for the same period of the prior year. The Institutional and Industrial segments reported slight increases in SG&A, neither of which was individually significant. However, SG&A rose $1.4 million for the Graphics/Mail Order segment due to the marketing efforts required to support this segment's growth in Net Sales and new business acquisitions.

Interest Expense decreased 11.9%, or $300,000, as compared to the second quarter of fiscal 1996 due mainly to lower interest rates than those experienced during the same period of the prior year.

The above factors resulted in a $1.2 million decline in Income Before Income Taxes as compared to the same period of the prior year. The effective tax rate for the quarter ended December 31, 1996 increased from 35.2% for the same period of the prior year to 37.1% due mainly to reduced availability of foreign tax credits.

Net Income for the second quarter of fiscal 1997 decreased $1.0 million, or 11.4%, from the same quarter last year due to the factors described above.


                     Six Months Ended December 31, 1996
            as compared to the Six Months Ended December 31, 1995

Net Sales for the six months ended December 31, 1996 dropped $3.8 million as compared to the same period of the prior year. As indicated in the discussion of quarterly results, management believes that the majority of the fluctuations in Net Sales reported by each segment are primarily due to changes in unit volumes. Also, the effect of changes in average foreign exchange rates on operating results was not significant.

For the six months ended December 31, 1996, the Graphics/Mail Order segment reported a $2.3 million increase in Net Sales for the reasons described in the above discussion of quarterly results. The Institutional segment reported a decline in Net Sales of $3.3 million primarily due to softness in the food service sector and a decrease in demand for certain seasonal products. The Industrial segment registered a $2.8 million decline in Net Sales for the same reasons described in the analysis of results for the second quarter.

The Gross Profit Margin Percentage for the six month period declined modestly from 33.3% for the same period of fiscal 1996 to 33.1% for the six months ended December 31, 1996. The Graphics/Mail Order segment reported a 1.4% increase in the Gross Profit Margin Percentage for the same reasons described in the discussion of quarterly results. The Institutional and Industrial segments reported declines in the Gross Profit Margin Percentages of 1.2% and 1%, respectively, due primarily to reduced sales volumes and competitive pressures on pricing.

Selling, General and Administrative Expenses (SG&A) rose $2.2 million to represent 23% of Net Sales for the six months ended December 31, 1996 as compared to 22% of Net Sales for the same period of fiscal 1996. SG&A for the Graphics/Mail Order segment rose $1.9 million for the same reasons described within the discussion of results for the second quarter. The Institutional and Industrial segments reported minor increases and decreases in SG&A, neither of which was individually significant.

Interest Expense declined 7.7%, or $360,000, for the six months ended December 31, 1996 due to lower interest rates than those experienced in the same period of the prior fiscal year.

During the six months ended December 31, 1996, Income Before Income Taxes decreased $3.8 million for the reasons described above. The effective tax rate rose from 36.4% for the same period of the prior year to 37.9% for the six months ended December 31, 1996 for the same reasons discussed in the analysis of results for the second quarter.

Due to the factors described above, Net Income for the six months ended December 31, 1996 decreased $2.8 million, or 15.2%, from the same period of the prior year.


                         PART II.  OTHER INFORMATION



        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Annual Meeting of Shareholders of the Company was held on October 29, 1996. Two matters were voted upon at the meeting: the election of directors and the approval of the appointment of independent auditors of the Company. The name of each director elected at the meeting and the number of votes cast as to each matter are as follows:

Proposal 1 (Election of Directors)

         Nominee                       For            Withheld

         John Bolten, Jr.              10,773,066     680,275
         David R. Crichton             11,251,862     201,479
         Samuel S. Dennis 3d           11,259,461     193,879
         Daniel B. Hogan, Ph.D.        11,299,957     153,384

Proposal 2  (Appointment of Auditors)

         For                           Against        Abstain

         11,364,585                    53,656         35,100



                  ITEM 6.  Exhibits and Reports on Form 8-K


 (a)  Exhibits

      10. (i) Standex International Corporation Executive Security Program as amended and restated on October 29, 1996.

           (l) Standex International Corporation Executive Life Insurance Plan as amended and restated on October 29, 1996.

      27.  Financial Data Schedule

 (b)  Reports on Form 8-K

      The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1996.



                      ALL OTHER ITEMS ARE INAPPLICABLE


                                                                   Form 10-Q



                      STANDEX INTERNATIONAL CORPORATION




                             S I G N A T U R E S




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    STANDEX INTERNATIONAL CORPORATION



Date:  February 11, 1997            /s/ Robert R. Kettinger
                                    Robert R. Kettinger
                                    Corporate Controller



Date:  February 11, 1997            /s/ Lindsay M. Sedwick
                                    Lindsay M. Sedwick
                                    Sr. Vice President of Finance/CFO