Form 10-Q
period 1997-03-31
STANDEX INTERNATIONAL CORP/DE/
filed 1997-05-12
CIK 310354

FORM 10-Q


                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 1997           Commission File Number 1-7233



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


     The number of shares of Registrant's Common Stock outstanding on March 31, 1997 was 13,288,079.

                      STANDEX INTERNATIONAL CORPORATION


                                  I N D E X


                                                                    Page No.

PART I.  FINANCIAL INFORMATION:

  Statements of Consolidated Income for the Three and Nine Months
  Ended March 31, 1997 and 1996.  . . . . . . . . . . . . . . . .       2

  Consolidated Balance Sheet, March 31, 1997 and
  June 30, 1996. . . . . . . . .  . . . . . . . . . . . . . . . .       3

  Statement of Changes in Consolidated Cash Flows for the

  Nine Months Ended March 31, 1997 and 1996. .  . . . . . . . . .       4

  Notes to Financial Information . . . . . . .  . . . . . . . . .       5

  Management's Discussion and Analysis . . . .  . . . . . . . . .     6-8


PART II.  OTHER INFORMATION   . . . . . . . . . . . . . . . . . .       9

                                                                 Form 10-Q


                       PART I.  FINANCIAL INFORMATION
                      STANDEX INTERNATIONAL CORPORATION
                      Statement of Consolidated Income
                                (000 Omitted)


                               Three Months Ended       Nine Months Ended
                                    March 31                 March 31
                               1997        1996          1997       1996
Net Sales                   $130,454    $130,334      $422,968   $426,670
Cost of Products Sold         88,836      87,427       284,523    285,051
Gross Profit Margin           41,618      42,907       138,445    141,619
Selling, General & Admini-
  strative Expenses           32,444      31,671        99,839     96,862
Income from Operations         9,174      11,236        38,606     44,757
Other Income/(Expense):
  Interest Expense            (2,064)     (2,205)       (6,400)    (6,901)
  Interest Income                102         155           256        397
Other Income/(Expense) - net  (1,962)     (2,050)       (6,144)    (6,504)
Income Before Income Taxes     7,212       9,186        32,462     38,253
Provision for Income Taxes     3,043       3,624        12,624     14,204
Net Income                  $  4,169    $  5,562      $ 19,838   $ 24,049

Earnings Per Share          $   0.31    $   0.41      $   1.47   $   1.72
Cash Dividends per Share    $   0.19    $   0.18      $   0.56   $   0.53

                      STANDEX INTERNATIONAL CORPORATION
                         Consolidated Balance Sheet
                                (000 Omitted)
                                                           March 31   June 30
                                                             1997      1996
                      ASSETS

CURRENT ASSETS:
  Cash                                                     $  7,412  $  5,147
  Receivables, net of allowance for doubtful accounts        80,185    88,567
  Inventories (approximately 45% finished goods, 20%
    work in process, and 35% raw materials and supplies)    110,676   109,720
  Prepaid expenses                                            6,650     3,958
    Total current assets                                    204,923   207,392

PROPERTY, PLANT AND EQUIPMENT                               222,477   217,478
  Less accumulated depreciation                             136,623   130,862
    Total property, plant and equipment                      85,854    86,616

OTHER ASSETS:
  Prepaid pension cost                                       23,556    20,744
  Goodwill, net                                              15,254    14,656
  Other                                                       9,051     5,925
    Total other assets                                       47,861    41,325

      TOTAL                                                $338,638  $335,333

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt      $  2,308  $  5,287
  Accounts payable                                           28,637    29,202
  Income taxes                                                4,254     1,567
  Accrued expenses                                           30,879    32,476
    Total current liabilities                                66,078    68,532

LONG-TERM DEBT (less current portion included above)        115,083   113,822

DEFERRED INCOME TAXES AND OTHER LIABILITIES                  16,197    18,288

STOCKHOLDERS' EQUITY:
  Common stock                                               41,976    41,976
  Paid-in capital                                             5,313     3,378
  Retained earnings                                         309,346   296,991
  Cumulative translation adjustment                          (1,025)     (572)
  Less cost of treasury shares                             (214,330) (207,082)
    Total stockholders' equity                              141,280   134,691

      TOTAL                                                $338,638  $335,333

                        STANDEX INTERNATIONAL CORPORATION
                      Statement of Consolidated Cash Flows
                                  (000 Omitted)
                                                            Nine Months Ended
                                                                 March 31
                                                               1997      1996
Cash Flows from Operating Activities:
  Net income                                               $ 19,838  $ 24,049
  Depreciation and amortization                               9,633     9,273
  Net changes in assets and liabilities                      (4,101)   (7,553)
Net Cash Provided by Operating Activities                    25,370    25,769

Cash Flows from Investing Activities:
  Expenditures for property and equipment                    (9,479)  (11,116)
  Other                                                       1,033       433

Net Cash Used for Investing Activities                       (8,446)  (10,683)

Cash Flows from Financing Activities:
  Proceeds from additional borrowings                         1,581    51,445
  Net payments of debt                                       (3,299)  (44,135)
  Cash dividends paid                                        (7,483)   (7,319)
  Purchase of treasury stock                                 (9,664)  (18,346)
  Other, net                                                  4,351     2,566

Net Cash Used for Financing Activities                      (14,514)  (15,789)

Effect of Exchange Rate Changes on Cash                        (145)     (135)

Net Change in Cash and Cash Equivalents                       2,265      (838)

Cash and Cash Equivalents at Beginning of Year                5,147     9,543

Cash and Cash Equivalents at March 31                      $  7,412  $  8,705

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the nine months for:
    Interest                                               $  7,246  $  6,748
    Income taxes                                           $ 11,537  $ 15,263


                       NOTES TO FINANCIAL INFORMATION


  1. Management Statement

     The financial statements as reported in Form 10-Q reflect all adjustments (including those of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of results for the three and nine months ended March 31, 1997 and 1996.

  2. Per Share Calculation

     Shares (in thousands) used in per share data are as follows:

                                         March 31
                                     1997        1996
              Earnings              13,534      14,019
              Cash Dividends        13,362      13,810

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONSOLIDATION AND RESULTS OF OPERATIONS


MATERIAL CHANGES IN FINANCIAL CONDITION

During the nine months ended March 31, 1997, net operating cash flows of $25.4 million were used to purchase $9.7 million of the Company's Common Stock, invest $9.5 million in plant and equipment and pay out $7.5 million of cash dividends to the Company's shareholders.

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

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This standard changes the method of calculating earnings per share and is effective December 15, 1997; earlier adoption is not permitted. The Company has evaluated this standard and determined that it will not result in a significant change to the Corporation's earnings per share.

OPERATIONS

                       Quarter Ended March 31, 1997
              as compared to the Quarter Ended March 31, 1996


For the quarter ended March 31, 1997, Net Sales increased $120,000 when compared to the same period of the prior year. Management believes the majority of the fluctuations in Net Sales reported by each segment are primarily due to changes in unit volumes. In addition, the effect of changes in the average foreign exchange rates from March 31, 1996 to March 31, 1997 on Net Sales for the quarter was not significant.

The Graphics/Mail Order and Institutional segments reported growth in Net Sales of $1.8 million and $1.1 million, respectively, due to improved demand and acquisitions made during fiscal 1997. However, this growth was offset by a decline in Net Sales from the Industrial segment of $2.8 million due to slowness within the economy reported by its European operations and the disposition of a product line at the end of fiscal 1996.

The Gross Profit Margin Percentage declined to 31.9% for the third quarter of fiscal 1997 as compared to 32.9% in the same period of the prior year. All three segments reported decreases in the Gross Profit Margin Percentage due to competitive pressures on pricing experienced by a few of the operations within each segment, as well as restructuring costs at one of the divisions within the Institutional segment.

For the quarter ended March 31, 1997, Selling, General and Administrative Expenses (SG&A) rose $773,000, or 2.4%, to represent 24.9% of Net Sales for the third quarter of fiscal 1997 as compared to 24.3% for the same period of the prior year. The Institutional and Industrial segments reported slight increases in SG&A. SG&A reported by the Graphics/Mail Order segment rose 10%. The majority of this increase was attributable to acquisitions within this segment; however, these costs were somewhat higher than anticipated due to difficulties assimilating some of the acquisitions. Management is taking steps to reduce these costs to a more acceptable level.

Interest Expense decreased 6.4%, or $141,000, as compared to the third quarter of fiscal 1996 due to a decrease in borrowings and lower interest rates than those experienced in the same period of the prior year.

The above factors resulted in a $2.0 million decline in Income Before Income Taxes as compared to the same period of the prior year. The effective tax rate in the third quarter rose to 42.2% from 39.4% reported in the third quarter of the prior year due mainly to reduced availability of foreign tax credits.

For the third quarter of fiscal 1997, Net Income decreased $1.4 million, or 25%, when compared to the same period of the prior year as a result of the factors described above.

                     Nine Months Ended March 31, 1997
              as compared to Nine Months Ended March 31, 1996

Net Sales for the nine months ended March 31, 1997, decreased $3.7 million as compared to the same period of the prior year. As indicated in the discussion of quarterly results, management believes the majority of the fluctuations in Net Sales discussed below are due to changes in unit volumes. Also, the effect of changes in average foreign exchange rates on operating results was not significant.

The Graphics/Mail Order segment registered growth in Net Sales of $4.1 million due to increased demand and acquisitions made during fiscal 1997. This sales growth was offset by declines in Net Sales reported by the Institutional and Industrial segments. Net Sales from the Institutional segment decreased $2.2 million mainly due to softness in some portions of the food service sector and a decrease in demand for seasonal products. The Industrial segment's Net Sales dropped $5.6 million due to factors discussed in the analysis of results for the quarter.

For the nine months ended March 31, 1997, the Gross Profit Margin Percentage declined to 32.7% from 33.2% reported in the same period of the prior year. The Graphics/Mail Order segment's Gross Profit Margin Percentage rose slightly. However, the Gross Profit Margin Percentages reported by the Institutional and Industrial segments each decreased one percentage point due to reduced sales volumes, competitive pressures on pricing and restructuring costs at one of the divisions within the Institutional segment.

Selling, General and Administrative Expenses (SG&A) rose $3.0 million to represent 23.6% of Net Sales for the nine months ended March 31, 1997 as compared to 22.7% of Net Sales for the same period of fiscal 1996. The Institutional and Industrial segments reported slight increases in SG&A. However, the Graphics/Mail Order segment reported an 8.6% increase in SG&A due to the same factors described in the discussion of quarterly results.

Interest Expense declined $501,000 for the nine months ended March 31, 1997, primarily due to lower interest rates than those experienced in the same period of the prior year.

For the nine months ended March 31, 1997, Income Before Income Taxes decreased $5.8 million for the reasons described above. The effective tax rate rose to 38.9% as compared to 37.1% for the nine months ended March 31, 1996 for the same reasons described in the discussion of quarterly results.

Due to the factors described above, Net Income for the nine months ended March 31, 1997 decreased $4.2 million, or 17.5%, from the same period of the prior year.

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

                                    STANDEX INTERNATIONAL CORPORATION



Date:  May 12, 1997                 /s/ Robert R. Kettinger
                                    Robert R. Kettinger
                                    Corporate Controller



Date:  May 12, 1997                 /s/ Lindsay M. Sedwick
                                    Lindsay M. Sedwick
                                    Sr. Vice President of Finance/CFO