Form 10-K
period 1997-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 1997-09-26
CIK 310354

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997        Commission File Number 1-7233

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

Common Stock, Par Value $1.50 Per ShareNew York Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X      NO


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at the close of business on July 31, 1997 was approximately $359,218,000. Registrant's closing price as reported on the New York Stock Exchange for July 31, 1997 was $29.50 per share.

     The number of shares of Registrant's Common Stock outstanding on September 10, 1997 was 13,109,853.

     Portions of the 1997 Annual Report to Stockholders of Registrant are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of Registrant dated September 19, 1997 are incorporated in Part III of this report.
                                     PART I
                               ITEM 1.  BUSINESS

     Standex1 is a diversified manufacturing and marketing company with operations in three product segments: Food Service, Industrial and Consumer. Standex was incorporated in 1975 and is the successor of a corporation organized in 1955.

     The business of the Company is carried on within the three segments by a number of operating units, each with its own organization. The management of each operating unit has responsibility for product development, manufacturing, marketing and for achieving a return on investment in accordance with the standards established by Standex. Overall supervision, coordination and financial control are maintained by the executive staff from its corporate headquarters located at 6 Manor Parkway, Salem, New Hampshire. As of June 30, 1997, the Company had approximately 4,800 employees.

     The principal products produced and services rendered by each of the segments of Standex are incorporated herein by reference to pages 5 through 15 of the Annual Report to Stockholders for the fiscal year ended June 30, 1997 (the "1997 Annual Report"). Sales are made both directly to customers and by or through manufacturers representatives, dealers and distributors.

     The major markets for the above products and services are as follows:


        MAJOR PRODUCTS                    MAJOR MARKETS


Food Service Products


 . USECO food service equipment    Hospitals, schools, nursing
  and patient feeding systems     homes, correctional
                                  facilities and restaurants

 . Master-Bilt(R) refrigerated     Hospitals, schools, fast food
  cabinets, cases, display        industry, restaurants,
  units, modular structures,      hotels, clubs, supermarkets,
  coolers and freezers;           bakeries, dairy convenience
  Barbecue King(R) and BKI(R)     stores and delicatessens
  commercial cook and hold
  units, rotisseries, pressure
  fryers, ovens and baking
  equipment; Federal
  Industries bakery and deli
  heated and refrigerated
  display cases

 . Procon(R) rotary vane pumps     Carbonated Beverage industry (including
                                  espresso coffee machine
                                  markets), water purification
                                  industry and coolant recirculation systems

        MAJOR PRODUCTS                    MAJOR MARKETS


Industrial Products


 . Printing and distribution       General commerce and
  of election forms and           industry, Michigan county
  tabulation equipment            governments, education and
  and related materials,          finance institutions
  office supplies and furniture

 . Wire-O(R) machinery and         Printers, publishers of
  complete binding system         checkbooks, calendars,
                                  appointment books, cookbooks,
                                  catalogs and manuals

 . Jarvis, Can-Am Casters and      General industry, hospitals,
  WheelsTM and PEMCO(R)           supermarkets, hotels and
  casters and wheels;             restaurants
  industrial hardware

 . Roehlen(R) embossing rolls,     General Industry (e.g.
  texturizing systems,            automotive, plastics,
  machines and plates; Mold-      textiles, paper, building
  Tech(R) mold engraving;         products, synthetic
  Keller-Dorian print rolls       materials, OEMs, converting,
  and calendering equipment;      textile and paper industry,
  Mullen(R) Burst Testers         computer, housewares and
  Perkins converting and          construction industries)
  finishing machinery and
  systems

 . Spincraft(R) power metal        OEMs, U.S. Government,
  spinning, custom formed         energy, aircraft, aerospace
  components for aircraft         and commercial satellite
  engines, space launch           industry and commercial
  vehicles, gas turbines,         industries
  nuclear reactors, military
  ordnance, commercial
  satellites and similar
  products

 . Custom Hoists single and        Automotive and construction
  double acting telescopic and    industries
  piston rod hydraulic
  cylinders;

 . Electronics:

     Standex Electronics reed     Telecommunications, consumer
     switches, electrical         electronics, automotive,
     connectors, sensors,         security systems,
     toroids and relays, fixed    communications equipment,
     and variable inductors and   computers, air conditioning
     electronic assemblies, and   and refrigeration industries
     tunable inductors

        MAJOR PRODUCTS                    MAJOR MARKETS

Consumer Products

 . Publishing and marketing of
  commercial and religious
  materials:

     Standard Publishing(R)       Sunday schools, churches,
     religious periodicals,       vacation Bible schools,
     Sunday School literature     Christian Bookstores
     and supplies

     Berean(R) Retail             Chain of 21 Berean(R)
     Bookstores                   Christian bookstores

     Commercial Printing          General commerce and industry

 . Mail Order:

     Frank Lewis(R) Grapefruit    Direct to consumers
     Club gift packages,
     Harry's Crestview
     Groves(R) grapefruit
     packages, grapefruit
     juice, grapefruit
     sections, onions, melons
     and roses; Salsa
     Express(R) salsas and
     other related food
     products; The Vidalia(R)2
     Onion Store Vidalia(R)
     onions

 . National Metal fabricated       Food service industry, retail
  metal products including        stores, office furniture
  Christmas tree stands,          markets, stationary supply
  specialty hardware and metal    houses and other industries
  furniture

 . Williams chiropractic and       Chiropractors and physical
  traction tables and             therapists
  electrotherapy and
  ultrasound equipment
  (Zenith(R), CombiTM and
  Intertron(R) brands)

 . Snappy(R) metal ducting and     Heating, ventilating and air
  fittings                        conditioning distributors
                                  principally in Midwestern,
                                  Southwestern and Western
                                  United States



     Financial information on each of the product groups of Standex as well as financial information of non-U.S. operations is incorporated by reference to the note to the consolidated financial statements entitled Industry Segment Information on page 24 of the 1997 Annual Report.


Raw Materials

     Raw materials and components necessary for the fabrication of products and the rendering of services for the Company are generally available from numerous sources. The Company does not foresee any unavailability of materials or components which would have any material adverse effect on its overall business, or any of its business segments, in the near term.

Patents and Trademarks

     The Company owns or is licensed under a number of patents and trademarks in each of its product groups. However, the loss of any single patent or trademark would not, in the opinion of the Company, materially affect any segment or the overall business.


2 A registered trademark of the Georgia Department of Agriculture

Backlog
     Backlog orders believed to be firm at June 30, 1997 and 1996 are as follows (in thousands):

                                               1997      1996

          Food Service ............          $11,650   $9,942
          Industrial ..............          48,064    41,511
          Consumer ................          21,886    16,971

               Total...............          $81,600   $68,424



    Substantially all of the 1997 backlog is expected to be realized as sales in fiscal 1998.

Competition

    Standex manufactures and markets products many of which have achieved a unique or leadership position in their market. However, the Company encounters competition in varying degrees in all product groups and for each product line. Competitors include domestic and foreign producers of the same and similar products. The principal methods of competition are price, delivery schedule, quality of services, product performance and other terms and conditions of sale. During fiscal 1997, the Company invested $12,226,000 in new plant and equipment in order to upgrade facilities to become more competitive in all segments.

International Operations

     Substantially all international operations of the Company are related to domestic operations and are included in the Food Service and Industrial business segments. International operations are conducted at 33 plants, principally in Western Europe. The industry segment information regarding non-U.S. operations on page 24 of the 1997 Annual Report is incorporated herein by reference.


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

                              ITEM 2.  PROPERTIES

     At June 30, 1997, Standex operated a total of 83 principal plants and warehouses located through the United States, Western Europe, Canada, Australia, Singapore and Mexico. The Company owned 45 of the facilities and the balance were leased. In addition, the Company operated 21 retail stores in various sections of the United States, of which all were leased. The approximate building space utilized by each product group of Standex at June 30, 1997 is as follows (in thousands):
                                             Area in Square Feet
                                              Owned      Leased


     Food Service .................           662         376
     Industrial ...................         1,196         366
     Consumer .....................           926         283
     General Corporate.............            29           -

          Total....................         2,813       1,025


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

                    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                              OF SECURITY HOLDERS

     No matters were submitted to stockholders during the fourth quarter of the fiscal year.

                         EXECUTIVE OFFICERS OF STANDEX

     Name           Age  Principal Occupation During the Past Five Years


Thomas L. King      67   Chairman of the Board of the Company since January
                          1992; President of the Company from August 1984 to July 1994; and Chief Executive Officer of the Company from July 1985 to June 1995.

Edward J. Trainor   57   Chief Executive Officer of the Company since July
                          1995; President of the Company since July 1994; Chief Operating Officer of the Company from July 1994 to June 1995; Vice President of the Company from July 1992 to July 1994; and President of the Standex Institutional Products Group of the Company from February 1987 to July 1994.

David R. Crichton   59   Executive Vice President/Operations of the Company
                          since June 1989.

Thomas H. DeWitt    55   Executive Vice President/Administration of the Company
                          since January 1987; and General Counsel of the Company since October 1985.

Lindsay M. Sedwick  62   Senior Vice President of Finance/CFO of the Company
                          since January 1996; Vice President of the Company from January 1990 to January 1996; and Treasurer of the Company since January 1986.

Robert R. Kettinger 55   Corporate Controller of the Company since July 1991.

Richard H. Booth    50   Corporate Counsel of the Company since June 1992 and
                          Secretary of the Company since July 1992.

     The executive officers are elected each year by the Board of Directors to serve for one-year terms of office. There are no family relationships between any of the directors or executive officers of the Company.


                                    PART II

                    ITEM 5.  MARKET FOR STANDEX COMMON STOCK
                        AND RELATED STOCKHOLDER MATTERS

     The principal market in which the Common Stock of Standex is traded is the New York Stock Exchange. The high and low sales prices for the Common Stock on the New York Stock Exchange and the dividends paid per Common Share for each quarter in the last two fiscal years are incorporated by reference to page 18 of the 1997 Annual Report. The approximate number of stockholders of record on September 10, 1997 was 4,200.

                        ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data for the five years ended June 30, 1997 is incorporated by reference to the table entitled "Five-Year Financial Review" on page 18 of the 1997 Annual Report. This summary should be read in conjunction with the consolidated financial statements and related notes included in the 1997 Annual Report on pages 19 through 27, and Exhibit 11 contained herein.

                        ITEM 7.  MANAGEMENT'S DISCUSSION
                      AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations of the Company is incorporated by reference to pages 16 and 17 of the 1997 Annual Report.

                           ITEM 7A.  QUANTITATIVE AND
                            QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

                                 Not Applicable


                         ITEM 8.  FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to pages 18 through 28 of the 1997 Annual Report.

                   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None


                                    PART III

                   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
                                   OF STANDEX

     Certain information concerning the directors of the Company is incorporated by reference to pages 2 through 6 and pages 16, 18 and 19 of the Proxy Statement of the Company, dated September 19, 1997 (the "1997 Proxy Statement"). Certain information concerning the executive officers of the Company is set forth in Part I under the caption "Executive Officers of Standex."

                        ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference to pages 10 through 16 of the 1997 Proxy Statement.

                    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The stock ownership of each person known to Standex to be the beneficial owner of more than 5% of its Common Stock and the stock ownership of all directors and executive officers of Standex as a group are incorporated by reference to pages 4 through 6 of the 1997 Proxy Statement. The beneficial ownership of Standex Common Stock of all directors and executive officers of the Company is incorporated by reference to pages 4 through 6 of the 1997 Proxy Statement.

                      ITEM 13.  CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated by reference to pages 15 and 16 of the 1997 Proxy Statement.

                                    PART IV

                    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
                       SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Schedule

          (i) The financial statements listed in the accompanying index to financial Statements and Schedules are incorporated by reference into this Item 14.

          (ii) The financial Statement Scheduled listed in the accompanying index to Financial Statements and Schedules are filed as part of this Annual Report on Consolidated Form 10-K.



     (b)  Reports on Form 8-K

     Standex filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended June 30, 1997.

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

          10. (a) Employment Agreement, dated July 1, 1988, between the Company and Thomas L. King is incorporated by reference to the exhibits to the Annual Report of Standex on Form 10-K for the fiscal year ended June 30, 1988 (the "1988 10-K") and Agreement to Amend Employment Agreement dated September 18, 1989 is incorporated by reference to the exhibits to the Annual Report of Standex on Form 10-K for the fiscal year ended June 30, 1990.

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

               (i) Standex International Corporation Executive Security Program, as amended and restated on July 27, 1994, and as further amended and restated on October 29, 1996 is incorporated by reference to the exhibits to the Quarterly Report of Standex on Form 10-Q for the fiscal quarter ended December 31, 1996 (the "December 31, 1996 10-Q).

               (j) Standex International Corporation 1985 Stock Option Plan effective July 31, 1985, as amended on October 30, 1990, is incorporated by reference to the exhibits to the Annual Report of Standex on Form 10-K for the fiscal year ended June 30, 1991.

               (k) Standex International Corporation Executive Life Insurance Plan effective April 27, 1994 and amended on April 24, 1996 and as further amended and restated on October 29, 1996 is incorporated by reference to the exhibits to the December 31, 1996 10-Q.

               (l) Standex International Corporation 1994 Stock Option Plan effective July 27, 1994 is incorporated by reference to the exhibits to the 1994 10-K.

     (c)  Exhibits  (Continued)

               (m) Standex International Corporation Supplemental Retirement Plan adopted April 26, 1995 and amended on July 26, 1995 is incorporated by reference to the exhibits to the 1995 10-K.

          11.  Computation of Per Share Earnings.

          13. The Annual Report to Stockholders of the Company for the fiscal year ended June 30, 1997 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K).

          21.  Subsidiaries of Standex.

          23.  Independent Auditors' Consent.

          24. Powers of Attorney of William L. Brown, David R. Crichton, Thomas H. DeWitt, Walter F. Greeley, Daniel B. Hogan, Thomas L. King, C. Kevin Landry, H. Nicholas Muller, III, Ph.D., Sol Sackel, and Lindsay M. Sedwick.

          27.  Financial Data Schedule.

     (d)  Schedule

     The schedule listed in the accompanying Index to Financial Statements and
Schedule is filed as part of this Annual Report on Form 10-K.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 26, 1997.

                              STANDEX INTERNATIONAL CORPORATION
                                           (Registrant)


                              By: /s/ Edward J. Trainor
                                  Edward J. Trainor, President/
                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on September 26, 1997:

    Signature                                 Title


/s/ Edward J. Trainor         President/Chief Executive Officer
Edward J. Trainor

/s/Lindsay M. Sedwick         Senior Vice President/Chief Financial Officer
Lindsay M. Sedwick

/s/ Robert R. Kettinger       Corporate Controller (Chief Accounting Officer)
Robert R. Kettinger

     Edward J. Trainor, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on September 26, 1997 as attorney-in-fact for the following directors of the Registrant:

          William L. Brown          Thomas L. King
          David R. Crichton         C. Kevin Landry
          Thomas H. DeWitt          H. Nicholas Muller, III, Ph.D.
          Walter F. Greeley         Sol Sackel
          Daniel B. Hogan           Lindsay M. Sedwick



                                   /s/ Edward J. Trainor
                                   Edward J. Trainor


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                           Page No. in
                                                          Annual Report
                                                            ("AR")


               Financial Statements

Statements of Consolidated Income for the
  Years Ended June 30, 1997, 1996 and 1995...               AR 19

Consolidated Balance Sheets at June 30, 1997 and 1996       AR 20

Statements of Consolidated Stockholders' Equity for
  the Years Ended June 30, 1997, 1996 and 1995              AR 19

Statements of Consolidated Cash Flows for
  the Years Ended June 30, 1997, 1996 and 1995              AR 21

Notes to Consolidated Financial Statements. .          AR 22 - 27

Independent Auditors' Report relating to the
  Consolidated Financial Statements and Notes thereto       AR 28

               Schedule

Schedule VIII   Valuation and Qualifying Accounts

Independent Auditors' Report relating to Schedule VIII

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

                    INDEX TO ITEMS INCORPORATED BY REFERENCE

                                                           Page No. in
                                                          Annual Report
                                                          ("AR") or Proxy
                                                          Statement ("P")


                    PART I
Item 1  Business.............................           AR 4 - 15
        Industry Segment Information.........               AR 24


                    INDEX TO ITEMS INCORPORATED BY REFERENCE

                                                          Page No. in
                                                        Annual Report
                                                        ("AR") or Proxy
                                                        Statement ("P")


                    PART II

Item 5  Market for Standex Common Stock and Related
          Stockholder Matters................               AR 18

Item 6  Selected Financial Data..............               AR 18

Item 7  Management's Discussion and Analysis of Financial
          Condition and Results of Operations               AR 16 - 17

Item 8   Financial Statements and Supplementary Data.....   AR 18 - 28


                    PART III

Item 10 Directors and Executive Officers of Standex      P 2 - 6; 16, 18, 19

Item 11 Executive Compensation...............            P 10 - 16

Item 12 Security Ownership of Certain Beneficial
           Owners and Management.............            P 4 - 6

Item 13 Certain Relationships and Related Transactions   P 15 - 16



INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of STANDEX INTERNATIONAL CORPORATION
   Salem, New Hampshire

We have audited the consolidated financial statements of Standex International Corporation and subsidiaries as of June 30, 1997 and 1996, and for each of the three years in the period ended June 30, 1997, and have issued our report thereon dated August 20, 1997; such financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Standex International Corporation and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Boston, Massachusetts

August 20, 1997


                                                                          Schedule VIII

               STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                For the Years Ended June 30, 1997, 1996 and 1995

Column A           Column B           Column C             Column D            Column E
                   Balance at         Additons
                   Beginning    Charged to   Charged to                        Balance
                                Costs and      Other                             at End
                                Expense      Accounts    Deductions             of Year


Allowances deducted
from assets to which
hey apply--for doubtful
accounts receivable:

June 30, 1997     $2,666,005     $2,276,847              $(2,407,317) (1)    $2,535,535

June 30, 1996     $2,853,681     $1,105,008              $(1,292,684) (1)    $2,666,005

June 30, 1995     $2,587,145     $1,427,588              $(1,161,052) (1)    $2,853,681


(1)  Accounts written off--net of recoveries.




                           INDEX TO EXHIBITS



                                                             PAGE

11.     Computation of Per Share Earnings ..............

13.     The Annual Report to Stockholders of the Company
        for the fiscal year ended June 30, 1997 (except
        for the pages and information thereof expressly
        incorporated by reference in this Form 10-K, the
        Annual Report to Stockholders is provided solely
        for the information of the Securities and Exchange
        Commission and is not deemed "filed" as part of
        this Form 10-K) .................................

21.     Subsidiaries of Registrant ......................

23.     Independent Auditors' Consent ...................

24.     Powers of Attorney of William L. Brown, David R.
        Crichton, Thomas H. DeWitt, Walter F. Greeley,
        Daniel B. Hogan, Thomas L. King, C. Kevin Landry,
        H. Nicholas Muller, III, Ph.D., Sol Sackel and
        Lindsay M. Sedwick ..............................

27.     Financial Data Schedule .........................