Form 10-Q
period 1997-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 1997-11-12
CIK 310354

FORM 10-Q


                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 30, 1997     Commission File
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



  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X       NO  __


  The number of shares of Registrant's Common Stock outstanding on September 30, 1997 was 13,107,285.

                STANDEX INTERNATIONAL CORPORATION





                            I N D E X




PART I.
FINANCIAL INFORMATION:                                   Page No.

 Statements of Consolidated Income for the
 Three Months Ended September 30, 1997 and 1996            2

 Consolidated Balance Sheets, September 30,
 1997 and June 30, 1997                                    3

 Statements of Consolidated Cash Flows for the
 Three Months Ended September 30, 1997 and 1996            4

 Notes to Financial Information                            5

 Management's Discussion and Analysis                    6-7


PART II.  OTHER INFORMATION:                               8

                                                      Form 10-Q


                 PART I.  FINANCIAL INFORMATION

                STANDEX INTERNATIONAL CORPORATION

                Statements of Consolidated Income
                          (000 Omitted)

                                                Three Months Ended
                                                  September 30
                                                 1997      1996
Net Sales                                      $141,061 $140,199
Cost of Products Sold                            95,196   95,579
Gross Profit Margin                              45,865   44,620
Selling, General & Administrative Expenses       31,473   30,242
Income from Operations                           14,392   14,378
Other Income/(Expense):
 Interest Expense                                (2,092)  (2,123)
 Interest Income                                    119       72
Other Income/(Expense) - net                     (1,973)  (2,051)
Income Before Income Taxes                       12,419   12,327
Provision for Income Taxes                        4,760    4,785
Net Income                                       $7,659  $ 7,542

Earnings Per Share                               $  .58  $   .56
Cash Dividends Per Share                         $  .19  $   .18

                STANDEX INTERNATIONAL CORPORATION

                   Consolidated Balance Sheets
                          (000 Omitted)
                                           September 30   June 30
                                                1997        1997
              ASSETS

CURRENT ASSETS:
 Cash                                           $8,917     $6,149
 Receivables net of allowances for
 doubtful accounts                              90,758     86,852
  Inventories (approximately 45%
  finished goods, 25% work in
  process, and 30% raw material and
  supplies)                                    111,434    109,454
 Prepaid expenses                               10,198      4,631
  Total current assets                         221,307    207,086

PROPERTY, PLANT AND EQUIPMENT                  223,700    223,519
 Less accumulated depreciation                 139,416    137,921
  Property, plant and equipment, net            84,284     85,598

OTHER ASSETS:
 Prepaid pension cost                           24,823     24,320
 Goodwill, net                                  14,896     15,195
 Other                                          10,698      8,839
  Total other assets                            50,417     48,354

     TOTAL                                    $356,008   $341,038

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable and current portion
  of long-term debt                            $ 2,704     $2,030
 Accounts payable                               35,259     31,380
 Income taxes                                    8,489      4,481
 Accrued expenses and other                     28,377     32,249
  Total current liabilities                     74,829     70,140

LONG-TERM DEBT (less current portion
  included above)                              120,975    112,347

DEFERRED INCOME TAXES AND OTHER LIABILITIES     16,662     17,366

STOCKHOLDERS' EQUITY:
 Common stock                                   41,976     41,976
 Paid-in capital                                 5,822      5,663
 Retained earnings                             319,075    313,908
 Cumulative translation adjustment              (2,996)    (1,082)
 Less cost of treasury shares                 (220,335)  (219,280)
  Total stockholders' equity                   143,542    141,185

     TOTAL                                    $356,008   $341,038

                STANDEX INTERNATIONAL CORPORATION

              STATEMENTS OF CONSOLIDATED CASH FLOWS
                          (000 OMITTED)
                                                Three Months Ended
                                                   September 30
                                                 1997     1996
Cash Flows from Operating Activities:
 Net income                                    $ 7,659    $7,542
 Depreciation and amortization                   3,262     3,181
 Net changes in assets and liabilities         (11,386)   (9,376)
 Net Cash (Used for) Provided by
  Operating Activities                            (465)    1,347

Cash Flows from Investing Activities:
  Expenditures for property and equipment       (2,319)   (2,586)
 Other                                             (10)       18
Net Cash Used for Investing Activities          (2,329)   (2,568)

Cash Flows from Financing Activities:
 Proceeds from additional borrowings             9,437     9,036
  Net  payments of debt                           (135)   (2,592)
  Cash  dividends paid                          (2,492)   (2,418)
  Purchase of treasury stock                    (1,417)   (2,982)
 Other, net                                        521       627
Net Cash Provided by Financing Activities        5,914     1,671

Effect of Exchange Rate Changes on Cash           (352)      112

Net Change in Cash and Cash Equivalents          2,768       562

Cash and Cash Equivalents at Beginning of Year   6,149     5,147

Cash and Cash Equivalents at September 30       $8,917    $5,709


Supplemental Disclosure of Cash Flow Information:
 Cash paid during the three months for:
    Interest                                    $3,011    $3,025
    Income taxes                                 $ 752    $1,353


                 NOTES TO FINANCIAL INFORMATION


1.   Management Statement

  The financial statements as reported in Form 10-Q reflect all adjustments (including those of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of results for the three months ended September 30, 1997 and 1996.


2.   Per Share Calculation

  Shares (in thousands) used in per share data are as follows:

                                    September 30
                                   1997      1996
          Earnings               13,278    13,574
          Cash Dividends         13,115    13,436

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


4.    Acquisition

  On October 6, 1997, the Company completed the acquisition of the net assets of ACME Manufacturing Company for an undisclosed amount of cash. ACME Manufacturing is a manufacturer of heating, ventilation, and air conditioning pipe, duct, and fittings for the home building industry in the Northeast, Mid-West, and Southern United States. ACME, with annual sales of approximately $60 million, has seven manufacturing facilities. The acquisition will be accounted for as a purchase and was not significant with respect to the Company's consolidated financial statements.


                STANDEX INTERNATIONAL CORPORATION


             Management's Discussion and Analysis of
          Financial Condition and Results of Operations



MATERIAL CHANGES IN FINANCIAL CONDITION


During the quarter ended September 30, 1997, net proceeds from additional borrowings of $9.4 million were used to purchase $1.4 million of the Company's Common Stock, invest $2.3 million in plant and equipment and pay out $2.5 million of cash dividends to the Company's shareholders.

On October 6, 1997, the Company acquired the net assets of ACME
Manufacturing Company for an undisclosed amount of cash (see
Footnote 4). The acquisition of this operation was financed from existing bank credit agreements.

The Company intends to continue its policy of using its funds to make acquisitions when conditions are favorable, invest in property, plant and equipment, pay dividends and purchase its Common Stock.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128 "Earnings per Share." This standard changes the method of calculating earnings per share and is effective December 15, 1997. The Company has evaluated this standard and does not expect its adoption to have a significant effect on the Company's earnings per share.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has reviewed both of these standards and does not expect their adoption to have a significant effect on the Company's operating results or disclosure requirements.

OPERATIONS

                Quarter Ended September 30, 1997
       as compared to the Quarter Ended September 30, 1996


For the first quarter ended September 30, 1997, Net Sales increased by $862,000 as compared to the first quarter of the prior year. Management believes the majority of fluctuations in Net Sales reported by each segment are primarily due to changes in unit volumes. In addition, although changes in the average foreign exchange rates from September 30, 1996 to September 30, 1997 have had a positive impact on Net Sales for the quarter, the total effect was not significant.

Net Sales in the Food Service segment remained flat as compared to the prior year. However, there was significant growth in sales at one division due to increased demand which was offset by the absence of sales from a division which was disposed of in the second half of fiscal 1997. The Consumer segment reported an increase of $1.4 million in Net Sales due to improved demand and acquisitions made during fiscal 1997. The Industrial segment reported a reduction of $1 million in Net Sales due primarily to the disposition of two product lines in the second half of fiscal 1997 and continued sluggishness in some of the Company's European operations.

The Gross Profit Margin Percentage increased to 32.5%, as compared to the prior year's percentage of 31.8%. The Consumer and Industrial segments reported minor changes in their Gross Profit Margin Percentages none of which was individually significant. However, the Food Service segment reported a Gross Profit Margin of 28.7% versus the prior year's 27.2% primarily due to reduced costs.

For the three months ended September 30, 1997, Selling, General and Administrative Expenses increased by $1.2 million, or 4.1%. None of the fluctuations reported by the Company's three segments were individually significant and corresponded respectively to the changes in Net Sales discussed above.

Interest income and interest expense for the first quarter of fiscal 1998, remained approximately the same as reported in the prior year.

The above factors resulted in a $92,000 increase in Income Before Income Taxes as compared to the same period of the prior year. The effective tax rate in the first quarter decreased from 38.8% in fiscal 1997 to 38.3% in fiscal 1998 due to several factors, none of which was individually significant.

As a result of the above, Net Income for the first quarter of fiscal 1998 increased $117,000, or 1.6%, over the same period in the prior year.


                   PART II.  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

             10(n)     Employment Agreement, effective September
                       1, 1997, between the Company and Edward F. Paquette

             27   Financial Data Schedule

     (b) Standex filed no reports on Form 8-K with the Securities and Exchange Commission during the first quarter of the fiscal year ended September 30, 1997.



                ALL OTHER ITEMS ARE INAPPLICABLE.

                                                  Form 10-Q


                STANDEX INTERNATIONAL CORPORATION

                       S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         STANDEX INTERNATIONAL CORPORATION


Date: November 12, 1997  /s/ Robert R. Kettinger
                         Robert R. Kettinger
                         Corporate Controller



Date: November 12, 1997  /s/ Lindsay M. Sedwick
                         Lindsay M. Sedwick
                         Sr. Vice President of Finance/CFO