Form 10-Q
period 1997-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 1998-02-12
CIK 310354

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended December 31, 1997         Commission File Number 1-7233



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


  The number of shares of Registrant's Common Stock outstanding on December 31, 1997 was 13,029,309.


                        STANDEX INTERNATIONAL CORPORATION


                                    I N D E X


PART I.                                                  FINANCIAL
INFORMATION:                                             Page No.

 Statements of Consolidated Income for the Three
 and Six Months Ended December 31, 1997 and 1996           2

 Consolidated Balance Sheets, December 31, 1997
 and June 30, 1997                                         3

 Statements of Consolidated Cash Flows for the Six
 Months Ended December 31, 1997 and 1996                   4

 Notes to Financial Information                            5

 Management's Discussion and Analysis                    6-8


PART II.  OTHER INFORMATION:                               9

                         PART I.  FINANCIAL INFORMATION

                        STANDEX INTERNATIONAL CORPORATION

                        Statements of Consolidated Income
                                  (000 Omitted)

                                  Three Months Ended     Six Months Ended
                                     December 31           December 31
                                  1997       1996        1997         1996
Net Sales                      $168,090   $152,315    $309,151    $292,514
Cost of Products Sold           111,309    100,108     206,505     195,687
Gross Profit Margin              56,781     52,207     102,646      96,827
Selling, General &
  Administrative Expenses        40,640     37,153      72,113      67,395
Income from Operations           16,141     15,054      30,533      29,432
Other Income/(Expense):
  Interest Expense              (2,878)    (2,213)     (4,970)     (4,336)
  Interest Income                   106         82         225         154
Other Income/(Expense) - net    (2,772)    (2,131)     (4,745)     (4,182)
Income Before Income Taxes       13,369     12,923      25,788      25,250
Provision for Income Taxes        5,047      4,796       9,807       9,581
Net Income                       $8,322     $8,127     $15,981     $15,669
Earnings Per Share:
  Basic                            $.64       $.61       $1.22       $1.17
  Diluted                          $.63       $.60       $1.21       $1.16

Cash Dividends Per Share           $.19       $.19        $.38        $.37

                        STANDEX INTERNATIONAL CORPORATION

                           Consolidated Balance Sheets
                                  (000 Omitted)
                                                    December 31    June 30
                                                        1997         1997
              ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                            $11,361      $6,149
 Receivables net of allowances for doubtful
  accounts                                            100,491      86,852
   Inventories (approximately 45% finished goods,
     25% work in process, and 30% raw materials
    and supplies)                                     120,074     109,454
 Prepaid expenses                                       7,384       4,631
 Total current assets                                 239,310     207,086

PROPERTY, PLANT AND EQUIPMENT                         249,501     223,519
Less accumulated depreciation                         143,155     137,921
Property, plant and equipment, net                    106,346      85,598

OTHER ASSETS:
Goodwill, net                                         28,937      15,195
Prepaid pension cost                                  25,809      24,320
Other                                                 10,374       8,839
Total other assets                                    65,120      48,354
TOTAL                                               $410,776    $341,038

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable and current portion
  of long-term debt                                   $3,202      $2,030
Accounts payable                                      37,413      31,380
Income taxes                                           6,805       4,481
Accrued expenses and other                            31,391      32,249
Total current liabilities                             78,811      70,140

LONG-TERM DEBT (less current portion
  included above)                                    166,982     112,347

DEFERRED INCOME TAXES AND OTHER LIABILITIES           16,876      17,366

STOCKHOLDERS' EQUITY:
Common stock                                          41,976      41,976
Additional paid-in capital                             6,089       5,663
Retained earnings                                    324,921     313,908
Cumulative translation adjustment                      (771)     (1,082)
Less cost of treasury shares                       (224,108)   (219,280)
Total stockholders' equity                           148,107     141,185

TOTAL                                               $410,776    $341,038

                        STANDEX INTERNATIONAL CORPORATION

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (000 OMITTED)

                                                   Six Months Ended
                                                      December 31
                                                    1997    1996
Cash Flows from Operating Activities:
 Net income                                       $15,981    $15,669
 Depreciation and amortiza   tion                   6,771      6,435
 Net changes in assets and liabilities             (8,758)      (375)
Net Cash Provided by Operating Activities          13,994     21,729

Cash Flows from Investing Activities:
 Expenditures for property and equipment           (8,428)    (6,444)
 Expenditures for acquisitions                    (46,769)    (3,566)
 Other                                                 (6)       133
Net Cash Used for Investing Activities            (55,203)    (9,877)

Cash Flows from Financing Activities:
 Proceeds from additional borrowings               56,150      2,744
 Net payments of debt                                (343)    (3,665)
 Cash dividends paid                               (4,968)    (4,958)
 Purchase of treasury stock                        (6,130)    (6,399)
 Other, net                                         1,728      3,738
Net Cash Provided by (Used for) Financing
Activities                                         46,437     (8,540)

Effect of Exchange Rate Changes on Cash               (16)       183

Net Change in Cash and Cash Equivalents             5,212      3,495

Cash and Cash Equivalents at Beginning of Year      6,149      5,147

Cash and Cash Equivalents at December 31          $11,361     $8,642


Supplemental Disclosure of Cash Flow Information:
 Cash paid during the six months for:
    Interest                                      $ 4,596     $4,348
    Income taxes                                  $ 7,483     $7,770

                         NOTES TO FINANCIAL INFORMATION

1.   Management Statement

  The financial statements as reported in Form 10-Q reflect all adjustments (including those of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of results for the three and six months ended December 31, 1997 and 1996.

2.   Per Share Calculation

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share." This standard changes the method of calculating and presenting earnings per share, and was adopted by the Company in the current quarter. Accordingly, the earnings per share as presented in the Statements of Consolidated Income have been retroactively restated for all periods presented.

  The following table sets forth the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

                                     Three Months Ended     Six Months Ended
                                        December 31            December 31
                                       1997     1996         1997     1996

  Basic - Average Shares Outstanding  13,050   13,375       13,080   13,395
  Effect of Dilutive Securities:
  Stock Options                          187      172          174      168
  Diluted - Average Shares
   Outstanding                        13,237   13,547       13,254   13,563


  Both basic and diluted income are the same for computing earnings per share.

  Cash dividends per share have been computed based on the shares outstanding at the time the dividends were paid. The shares (in thousands) used in this calculation for the six months ended December 31, 1997 and 1996 are 13,074 and 13,399, respectively.

3.   Contingencies

  The Company is a party to various claims and legal proceedings related to environmental and other matters generally incidental to its business. Management has evaluated each matter based, in part, upon the advice of its independent environmental consultants and in-house counsel and has recorded an appropriate provision for the resolution of such matters in accordance with SFAS No. 5, "Accounting for Contingencies." Management believes that such provision is sufficient to cover any future payments, including legal costs, under such proceedings.

4.   Acquisitions

  On October 6, 1997, the Company completed the acquisition of the net assets of ACME Manufacturing Company for cash and a note. ACME Manufacturing is a manufacturer of heating, ventilation, and air conditioning pipe, duct, and fittings for the home building industry in the Northeast, Mid-West, and Southern United States. ACME, with annual sales of approximately $60 million, has seven manufacturing facilities. In addition, during the second quarter, the Company purchased for cash certain assets of an unrelated company's hardware product line which is complementary to an existing Standex division. Both acquisitions were accounted for as purchases, and, accordingly, the purchase price was allocated to the assets acquired based on their fair value and resulted in the recognition of goodwill of approximately $14,000,000.


                        STANDEX INTERNATIONAL CORPORATION


                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations




MATERIAL CHANGES IN FINANCIAL CONDITION


During the six months ended December 31, 1997, net operating cash flows of $14 million and proceeds from additional borrowings of $56.2 million were used to purchase $6.1 million of the Company's Common Stock, invest $8.4 million in plant and equipment, pay out $5.0 million of cash dividends to the Company's shareholders and pay $46.8 million for acquisitions.


During the second quarter of 1998 the Company acquired 100% of the net assets of ACME Manufacturing Company and certain assets of the hardware product line of an unrelated company. Both of these acquisitions were financed from existing bank credit agreements.


The Company intends to continue its policy of using its funds to make acquisitions when conditions are favorable, invest in property, plant and equipment, pay dividends and purchase its Common Stock.


In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has reviewed both of these standards and does not expect their adoption to have a significant effect on the Company's operating results or disclosure.


OPERATIONS

                         Quarter Ended December 31, 1997
               as compared to the Quarter Ended December 31, 1996

For the second quarter ended December 31, 1997, Net Sales increased by $15.8 million as compared to the second quarter of the prior year. This represents the highest second quarter sales level in the Company's history. Acquisitions accounted for the majority of this increase but were partially off-set by the absence of sales of businesses disposed of in the second half of the prior year. Management believes the majority of fluctuations in Net Sales reported by each segment, excluding these acquisition, are primarily due to changes in unit volumes and consumer demand. In addition, although changes in the average foreign exchange rates from December 31, 1996 to December 31, 1997 have had a negative impact on Net Sales for the quarter, the total effect was not significant.

Net Sales in both the Food Service and Industrial Segments remained
approximately the same as the prior year.   There was, however, significant
growth in sales at several divisions as a result of increased demand which was offset by the absence of sales from dispositions made in the second half of 1997 and continued sluggishness in some of our European companies. The Consumer Segment reported an increase of $16.2 million in Net Sales due to acquisitions and improved demand.

The Gross Profit Margin Percentage (GPMP) decreased to 33.8%, as compared to the prior year's percentage of 34.3%. The GPMP reported in the Consumer Segment fell to 36.1%, a decline from the prior year's percentage of 40.0% primarily due to a combination of lower margins in a seasonal business and lower initial margins of an acquisition. The GPMP reported in the Industrial Segment also fell from the previous year's percentage of 33.6% to 32.3%, reflecting competitive pressures encountered by certain operations in Europe. However, the Food Service Segment reported an increase in GPMP from 28.0% in 1997 to 29.2% in 1998 as a result of reduced costs.

Selling, General and Administrative Expenses (SG&A) decreased to 24.2% of Net Sales for the second quarter of 1998 as compared to 24.4% for the same period in the prior year. None of the fluctuations reported by the Company's three segments were individually significant; such fluctuations were in line with the changes in Net Sales discussed above.

Interest Expense increased by 30%, or $665,000, as compared to the second quarter of 1997 due mainly to increased borrowings and higher interest rates.

The above factors resulted in a $446,000 increase in Income Before Income Taxes as compared to the same period of the prior year. The effective tax rate in the second quarter increased from 37.1% in 1997 to 37.8% in 1998 due to several factors, none of which was individually significant.

As a result of the above, Net Income for the second quarter of 1998 increased $195,000, or 2.4%, over the same period in the prior year.

                       Six Months Ended December 31, 1997
              as compared to the Six Months Ended December 31, 1996


Net Sales for the six months ended December 31,1997 increased $16.6 million as compared to the same period of the prior year. As stated in the discussion of quarterly results, the majority of this increase ($14.7 million) resulted from acquisitions. Net Sales for both the Food Service and Industrial Segments remained flat as compared to the prior year. While increased demand resulted in higher sales at several divisions in both segments, these increases were offset by the absence of sales from dispositions made in the second half of 1997. The Consumer Segment reported an increase of $17.7 million in Net Sales due to acquisitions and improved demand.

The Gross Profit Margin Percentage (GPMP) for the six months ended December 31, remained the same (at approximately 33%) for both the current and prior year. The Food Service Segment reported GPMP of 28.9%, compared to the prior year percentage of 27.6%, reflecting reduced costs. The Consumer Segment reported a decline in GPMP from 38.3% in 1997 to 35.8% in 1998 primarily for the same reasons enumerated in the discussion of quarterly results. GPMP in the Industrial Segment was approximately the same (at 33%) as compared to the prior year.

Selling, General and Administrative Expenses (SG&A) rose to 23.3% of Net Sales for the six months ended December 31, 1997 as compared to 23% of Net Sales for the same period of 1997. None of the fluctuations reported by the Company's three segments were individually significant, and such fluctuations were in line with the changes in Net Sales discussed above.

Interest Expense increased by $634,000 as compared to the prior year, due to increased borrowings and higher interest rates.

For the six months ended December 31, 1997, Income Before Taxes increased $538,000 for the reasons described above. The Company's effective tax rate was almost the same as the prior year's effective tax rate.

Due to the factors described above, Net Income for the six months ended December 31, 1997 increased $312,000, or 2%, when compared to the same period of the prior year.

                           PART II.  OTHER INFORMATION


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Annual Meeting of Shareholders of the Company was held on October 28, 1997. Three matters were voted upon at the meeting: the election of directors, the adoption of a new Employee Stock Purchase Plan and the approval of the appointment of independent auditors of the Company. The name of each director elected at the meeting and the number of votes cast as to each matter are as follows:


Proposal 1 (Election of Directors)

      Nominee                          For             Withheld

      William R. Fenoglio             10,825,746       140,246
      Walter F. Greeley               10,832,902       133,090
      C. Kevin Landry                 10,797,302       168,690
      H. Nicholas Muller, III Ph.D.   10,789,451       176,541
      Edward J. Trainor               10,818,930       147,062


Proposal 2  (Adoption of Employee Stock Purchase Plan)

      For                             Against          Abstain
      10,711,802                      195,615          58,576


Proposal 3  (Appointment of Auditors)

      For                             Against          Abstain
      10,888,826                      28,795           48,371


                    ITEM 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

    27. Financial Data Schedule

(b) Reports on Form 8-K

     The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1997.



                        ALL OTHER ITEMS ARE INAPPLICABLE


                        STANDEX INTERNATIONAL CORPORATION



                               S I G N A T U R E S




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              STANDEX INTERNATIONAL CORPORATION


Date:  February 12, 1998       /s/ Robert R. Kettinger
                               Robert R. Kettinger
                               Corporate Controller



Date:  February 12, 1998       /s/ Lindsay M. Sedwick
                               Lindsay M. Sedwick
                               Sr. Vice President of Finance/CFO