Form 10-Q
period 1998-03-31
STANDEX INTERNATIONAL CORP/DE/
filed 1998-05-12
CIK 310354

FORM 10-Q


                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 1998      Commission File Number 1-7233



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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  YES   X .
NO  __.


     The number of shares of Registrant's Common Stock outstanding on March 31, 1998 was 13,119,202.


                     STANDEX INTERNATIONAL CORPORATION


                                 I N D E X



                                                            Page No.
PART I.   FINANCIAL INFORMATION:

Item 1.
 Statements of Consolidated Income for the Three and Nine
 Months Ended March 31, 1998 and 1997                           2

 Consolidated Balance Sheets, March 31, 1998 and June
 30, 1997                                                       3

 Statements of Consolidated Cash Flows for the Nine
 Months Ended March 31, 1998 and 1997                           4

 Notes to Financial Information                               5-6

Item 2.
 Management's Discussion and Analysis                        7-10

Item 3.
 Quantitative and Qualitative Disclosures About
 Market Risk                                                   11


PART II.  OTHER INFORMATION:

Item 6.
 Exhibits and Reports on Form 8-K                              12


                      PART I.  FINANCIAL INFORMATION

                     STANDEX INTERNATIONAL CORPORATION

                     Statements of Consolidated Income
                               (000 Omitted)





                                 Three Months Ended    Nine Months Ended
                                      March 31             March 31
                                   1998      1997       1998      1997
Net Sales                        $148,549  $130,454   $457,700  $422,968
Cost of Products Sold             100,562    88,836    307,067   284,523
Gross Profit Margin                47,987    41,618    150,633   138,445
Selling, General & Administrative
 Expenses                          36,963    32,444    109,076    99,839
Income from Operations             11,024     9,174     41,557    38,606
Other Income/(Expense):
 Interest Expense                 (2,880)   (2,064)    (7,850)   (6,400)
 Interest Income                      192       102        417       256
Other Income/(Expense) - net      (2,688)   (1,962)    (7,433)   (6,144)
Income Before Income Taxes          8,336     7,212     34,124    32,462
Provision for Income Taxes          3,349     3,043     13,156    12,624
Net Income                        $ 4,987   $ 4,169    $20,968   $19,838
Earnings Per Share:
 Basic                            $   .38   $   .31    $  1.60   $  1.48
 Diluted                          $   .38   $   .31    $  1.59   $  1.47

Average Shares Outstanding:
 Basic                             13,047    13,335     13,072    13,373
 Diluted                           13,164    13,480     13,227    13,534


Cash Dividends Per Share          $   .19   $   .19    $   .57   $   .56


                     STANDEX INTERNATIONAL CORPORATION
                        Consolidated Balance Sheets
                               (000 Omitted)
                                                  March 31      June 30
                                                    1998         1997
              ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                      $  15,165    $   6,149
 Receivables net of allowances for
  doubtful accounts                                92,831       86,852
  Inventories (approximately 45%
   finished goods, 25% work in
   process, and 30% raw materials
   and supplies)                                  125,630      109,454
 Prepaid expenses                                   6,386        4,631
  Total current assets                            240,012      207,086

PROPERTY, PLANT AND EQUIPMENT                     244,878      223,519
 Less accumulated depreciation                    141,498      137,921
  Property, plant and equipment, net              103,380       85,598

OTHER ASSETS:
 Goodwill, net                                     33,607       15,195
 Prepaid pension cost                              27,501       24,320
 Other                                              9,564        8,839
  Total other assets                               70,672       48,354

 TOTAL                                           $414,064     $341,038

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable and current portion
  of long-term debt                               $ 2,972     $  2,030
 Accounts payable                                  37,351       31,380
 Income taxes                                       5,352        4,481
 Accrued expenses                                  32,874       32,249
  Total current liabilities                        78,549       70,140

LONG-TERM DEBT (less current portion
  included above)                                 167,235      112,347

DEFERRED INCOME TAXES AND OTHER LIABILITIES        16,888       17,366

STOCKHOLDERS' EQUITY:
 Common stock                                      41,976       41,976
 Additional paid-in capital                         8,263        5,663
 Retained earnings                                327,435      313,908
 Cumulative translation adjustment                (2,564)      (1,082)
 Less cost of treasury shares                   (223,718)    (219,280)
  Total stockholders' equity                      151,392      141,185
     TOTAL                                       $414,064     $341,038

                     STANDEX INTERNATIONAL CORPORATION

                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                               (000 OMITTED)

                                                    Nine Months Ended
                                                          March 31
                                                    1998         1997
Cash Flows from Operating Activities:
 Net income                                      $ 20,968     $ 19,838
 Depreciation and amortization                     10,289        9,633
 Net changes in assets and liabilities            (7,582)       (3,308)
Net Cash Provided by Operating Activities          23,675       26,163

Cash Flows from Investing Activities:
 Expenditures for property and equipment         (10,664)      (9,660)
 Expenditures for acquisitions                   (49,289)      (2,259)
 Other                                              2,187        5,149
Net Cash Used for Investing Activities           (57,766)      (6,770)

Cash Flows from Financing Activities:
 Proceeds from additional borrowings               56,208        1,581
 Net payments of debt                               (377)      (3,299)
 Cash dividends paid                              (7,441)      (7,483)
 Purchase of treasury stock                       (7,838)      (9,664)
 Other, net                                         2,966        1,882
Net Cash Provided by (Used for) Financing
 Activities                                        43,518     (16,983)

Effect of Exchange Rate Changes on Cash             (411)        (145)

Net Change in Cash and Cash Equivalents             9,016        2,265

Cash and Cash Equivalents at Beginning of Year      6,149        5,147

Cash and Cash Equivalents at March 31             $15,165      $ 7,412


Supplemental Disclosure of Cash Flow Information:
 Cash paid during the nine months for:
    Interest                                      $ 8,409      $ 7,246
    Income taxes                                  $12,285      $11,537

                      NOTES TO FINANCIAL INFORMATION

1.   Management Statement

  The financial statements as reported in Form 10-Q reflect all adjustments (including those of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of results for the three and nine months ended March 31, 1998 and 1997.

  These financial statements should be read in conjunction with the audited financial statements as of June 30, 1997. Accordingly, footnote disclosures that would substantially duplicate the disclosure contained in the latest audited financial statements have been omitted from this filing.

2.   Per Share Calculation

  In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share." This standard changed the method of calculating and presenting earnings per share, and was adopted by the Company in December, 1997. Accordingly, the earnings per share as presented in the Statements of Consolidated Income have been retroactively restated for all periods presented.

  The following table sets forth the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

                                    Three Months Ended   Nine Months Ended
                                         March 31            March 31
                                      1998      1997       1998    1997
      Basic - Average Shares
        Outstanding                  13,047    13,335      13,072 13,373
      Effect of Dilutive Securities:
        Stock Options                   117       145         155    161

      Diluted - Average Shares
        Outstanding                  13,164    13,480      13,227 13,534

  Both basic and diluted income are the same for computing earnings per share.

  Cash dividends per share have been computed based on the shares outstanding at the time the dividends were paid. The shares (in thousands) used in this calculation for the nine months ended March 31, 1998 and 1997 are 13,056 and 13,362, respectively.


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

4.    Acquisitions and Dispositions

  On October 6, 1997, the Company completed the acquisition of the net assets of ACME Manufacturing Company for cash and a note. ACME Manufacturing is a manufacturer of heating, ventilation, and air conditioning pipe, duct, and fittings for the home building industry in the Northeast, Mid-West, and Southern United States. ACME, with annual sales of approximately $60 million, has seven manufacturing facilities. During the second quarter, the Company purchased for cash certain assets of an unrelated company's hardware product line which is complementary to an existing Standex division. In February, 1998, the acquisition of ATR Coil Company, Inc. for stock and cash was completed. ATR Coil is a manufacturer of electronic coils and windings for the industrial, automotive, and consumer markets. All three acquisitions were accounted for as purchases, and, accordingly, the respective purchase prices were allocated to the assets acquired based on their fair value and resulted in the recognition of goodwill of approximately $19 million.

  Also in February, the Company sold the remaining product lines of its Doubleday Bros. & Co. division for cash and notes. Doubleday Bros. had sales in fiscal year 1997 of approximately $16.5 million.

5.     Revolving Credit Agreement

  In May, 1998 the Company re-negotiated its Revolving Credit Agreement which increased the maximum credit line available from $125 million to $175 million and extended payment terms to May, 2003 from October, 1999. The financial covenants, conditions, and warranties are similar to the prior Revolving Credit Agreement.

                     STANDEX INTERNATIONAL CORPORATION


                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


MATERIAL CHANGES IN FINANCIAL CONDITION

During the nine months ended March 31, 1998, net operating cash flows of $23.7 million and $56.2 million in proceeds from additional borrowings were used to purchase $7.8 million of the Company's Common Stock, invest $10.7 million in plant and equipment, pay out $7.4 million in cash dividends to the Company's shareholders and pay $49.3 million for acquisitions.

During the first nine months of fiscal 1998, the Company acquired 100% of the net assets of ACME Manufacturing Company, the assets of ATR Coil, and certain assets of the hardware product line of an unrelated company. All three of these acquisitions were financed from existing bank credit agreements and the issuance of Standex Common Stock. Also, in the third quarter of 1998, the Company sold the remaining product lines of it's Doubleday Bros. & Co. division for cash and notes.

The Company intends to continue its policy of using its funds to acquire property, plant and equipment, pay dividends, purchase its Common Stock and make acquisitions when conditions are favorable.

In May, 1998, the Company re-negotiated its Revolving Credit Agreement which increased the maximum credit line available from $125 million to $175 million and extended repayment terms from October, 1999 to May, 2003. The financial covenants, conditions and warranties will be similar to the prior Revolving Credit Agreement. While existing cash flows and bank credit agreements are sufficient to meet anticipated cash needs, the re-negotiated Revolving Credit Agreement will enhance the Company's financial flexibility.

In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has reviewed both of these standards and does not expect their adoption to have a significant effect on the Company's operating results or disclosure.

Recently the AICPA released two statements of position, No. 98-1 and No. 98-5, that prescribe accounting for internally developed software and start-up costs. The latter statement will not have a significant impact on the Company's financial statements. The former is currently being studied and its future impact is unknown at this time.

In February of 1998, the FASB issued SFAS No.132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." SFAS No. 132 revises and standardizes pension and other benefit plan disclosures that are to be included in the employer's financial statements and is effective for fiscal years beginning after December 15, 1997. The Company is evaluating this standard and does not expect its adoption to have a material impact on the Company's financial statements.


OPERATIONS

                       Quarter Ended March 31, 1998
              as compared to the Quarter Ended March 31, 1997

For the quarter ended March 31, 1998, Net Sales increased by $18.1 million as compared to the same period of the prior year. This latest quarter generated the highest third quarter sales level in the Company's history. The majority of this increase came from acquisitions which were partially off-set by the absence of sales from businesses disposed of in the prior year. Excluding these acquisitions, management believes the majority of fluctuations in Net Sales reported by each segment are primarily due to changes in unit volumes and consumer demand. In addition, although changes in the average foreign exchange rates from March 31, 1997 to March 31, 1998 have had a negative impact on Net Sales for the quarter, the total effect was not significant.

Net Sales in the Food Service Segment increased by $3.4 million as compared to the prior year due to improved demand at several divisions. In the Industrial Segment Net Sales remained approximately the same as the prior year. However, there was significant growth in sales at several divisions due to increased demand which was offset by the absence of sales from dispositions in the second half of fiscal 1997 and continued sluggishness in some of our European companies. The Consumer segment reported and increase of $15 million in Net Sales due to acquisitions and improved demand.

The Gross Profit Margin Percentage (GPMP) increased to 32.3%, as compared to the prior year's percentage of 31.9%. The Food Service Segment reported an increase in GPMP from 26.6% in 1997 to 30.1% in 1998 as a result of reduced costs. The GPMP reported in the Industrial Segment increased slightly from the previous year's percentage of 30.9% to 31.6%; however none of the changes were individually significant. The GPMP reported in the Consumer Segment fell to 34.5%, a decline from the previous year's percentage of 38.4% primarily due to lower initial margins of an acquisition.

Selling, General and Administrative Expense (SG&A) rose approximately $4.5 million in 1998 as compared to 1997. However, as a percentage of Net Sales, SG&A remained stable at approximately 24.9% for both periods. The Food Service and Consumer Segments reported increases in SG&A primarily due to the changes in Net Sales discussed above. These increases were partially offset by a decline in SG&A reported by the Industrial Segment where dispositions in the second half of 1997 account for most of the decline in these expenses. None of the remaining fluctuations reported by the Company's three segments were individually significant and corresponded with the changes in Net Sales discussed above.

Interest Expense increased by 39.5%, or $816,000, as compared to the third quarter of fiscal 1997 primarily due to increased borrowing to finance acquisitions and to higher interest rates.

The above factors resulted in a $306,000 increase in Income Before Income Taxes as compared to the same period of the prior year. A larger portion of the Company's income was derived from U.S. operations in the current quarter as compared to the same quarter last year. Since the U.S. tax rates are generally lower than non-U.S. rates, the effective tax rate for the latest quarter declined to 40.2% from the prior year's third quarter of 42.2%

As a result of the above activity, Net Income for the third quarter of fiscal 1998 increased $818,000, or 19.6%, over the same period in the prior year.


                     Nine Months Ended March 31, 1998
            as compared to the Nine Months Ended March 31, 1997


Net Sales for the nine months ended March 31,1998 increased $34.7 million as compared to the same period of the prior year. As indicated in the discussion of quarterly results the majority of this increase ($28.3 million) resulted from acquisitions. Excluding sales from acquisitions, management believes that the majority of the fluctuations in Net Sales reported by each segment were primarily due to changes in unit volumes and consumer demand. Also, the effect of changes in average foreign exchange rates on operating results was not significant.

The Food Service Segment registered growth in Net Sales of $4.3 million due to increased demand at several divisions. In the Industrial Segment Net Sales remained flat as compared to the prior year. While increased demand resulted in higher sales at several divisions, these increases were offset by the absence of sales from dispositions made in 1997 and continued sluggishness in some of our European companies. The Consumer Segment's Net Sales increased by $32.7 million due to acquisitions and improved demand.

The Gross Profit Margin Percentage (GPMP) registered a slight increase in 1998 to 32.9% from 32.7% in 1997. The Food Service Segment and the Industrial Segment reported minor changes in GPMP, neither of which was individually significant. However, the Consumer Segment reported a decrease in the GPMP to 35.4% in 1998 as compared to 38.3% in 1997. This reduction was primarily due to the same reason discussed in the analysis of quarterly results.

Selling, General and Administrative Expenses (SG&A) rose $9.2 million to represent 23.8% of Net Sales for the nine months ended March 31, 1998 as compared to 23.6% for the same period of fiscal 1997. The primary reason for this increase was the additional SG&A costs ($4 million) of acquisitions. Excluding acquisitions, the fluctuations reported in both the Consumer and Food Service Segments were primarily due to the changes in Net Sales discussed above. However, the Industrial Segment reported a 5.4% reduction in SG&A due to dispositions in the second half of fiscal 1997. The remaining fluctuations reported by the Company's three segments were not individually significant and were in line with the changes in Net Sales discussed above.

Interest Expense increased by $1.5 million due to increased borrowings to finance acquisitions and to higher interest rates.

For the nine months ended March 31, 1998, Income Before Taxes increased $1.7 million for the reasons described above. The effective tax rate remained fairly stable at 38.6% in 1998 which represents a slight decline from the 38.9% effective tax rate reported in 1997.

Due to the factors mentioned above, Net Income rose $1.1 million, or 5.7%.



    ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk


                              NOT APPLICABLE.



                        PART II.  OTHER INFORMATION




                 ITEM 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

           10. Employment Agreement between the Company and David R. Crichton, dated as of February 1, 1998

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


                         STANDEX INTERNATIONAL CORPORATION


Date:  May 12, 1998                /s/ Robert R. Kettinger
                                   Robert R. Kettinger
                                   Corporate Controller



Date:  May 12, 1998                /s/ Lindsay M. Sedwick
                                   Lindsay M. Sedwick
                                   Sr. Vice President of Finance/CFO