Form 10-K
period 1998-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 1998-09-23
CIK 310354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998          Commission File Number 1-7233

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at the close of business on July 31, 1998 was approximately $341,124,000. Registrant's closing price as reported on the New York Stock Exchange for July 31, 1998 was $28.00 per share.

      The number of shares of Registrant's Common Stock outstanding on September 9, 1998 was 13,042,305.

      Portions of the 1998 Annual Report to Stockholders of Registrant are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement and Proxy Supplement of Registrant dated September 18, 1998 are incorporated in Part III of this report.



                                     PART I
                               ITEM 1.  BUSINESS

      Standex1 is a diversified manufacturing and marketing company with operations in three product segments: Food Service, Industrial and Consumer. Standex was incorporated in 1975 and is the successor of a corporation organized in 1955.



1 References in this Annual Report on Form 10-K to "Standex" or the "Company" shall mean Standex International Corporation and its subsidiaries.

      The business of the Company is carried on within the three segments by a number of operating units, each with its own organization. The management of each operating unit has responsibility for product development, manufacturing, marketing and for achieving a return on investment in accordance with the standards established by Standex. Overall supervision, coordination and financial control are maintained by the executive staff from its corporate headquarters located at 6 Manor Parkway, Salem, New Hampshire. As of June 30, 1998, the Company had approximately 5,500 employees.

      The principal products produced and services rendered by each of the segments of Standex are incorporated herein by reference to pages 4 through 15 of the Annual Report to Stockholders for the fiscal year ended June 30, 1998 (the "1998 Annual Report"). Sales are made both directly to customers and by or through manufacturers representatives, dealers and distributors.

      The major markets for the Company's products and services are as follows:

Food Service Products

 . Master-Bilt(R) refrigerated cabinets, cases, display units, modular structures, coolers and freezers; Barbecue King(R) and BKI(R) commercial cook and hold units, rotisseries, pressure fryers, ovens and baking equipment; and Federal Industries bakery and deli heated and refrigerated display cases for hospitals, schools, fast food industry, restaurants, hotels, clubs, supermarkets, bakeries, convenience stores and delicatessens.

 . USECO food service equipment and patient feeding systems for hospitals, schools, nursing homes, correctional facilities and restaurants.

 . Procon(R) rotary vane pumps for the carbonated beverage industry (including espresso coffee machine markets), water purification industry and coolant recirculation systems.

Industrial Products

 . Wire-O(R) machinery and complete binding system for printers, publishers and binders of checkbooks, calendars, diaries, appointment books, cookbooks, catalogs and manuals.

 . Jarvis, Can-Am Casters and WheelsTM and PEMCO(R) casters and wheels and industrial hardware for general industry, hospitals, supermarkets, hotels and restaurants.

 . Roehlen(R) embossing rolls, texturizing systems, machines and plates; Mold-
  Tech(R) mold engraving; Keller-Dorian print rolls and calendering equipment; Mullen(R) Burst Testers; Perkins converting and finishing machinery and systems for general industry (e.g., automotive, plastics, textiles, paper, building products, synthetic materials, OEMs, converting, textile and paper industry, computer, housewares and construction industries).

 . Spincraft(R) power metal spinning, custom formed components for aircraft engines, space launch vehicles, gas turbines, nuclear reactors, military ordnance, commercial satellites and similar products for OEMs, U.S. Government, energy, aircraft, aerospace and commercial satellite industry and commercial industries.

 . Custom Hoists single and double acting telescopic and piston rod hydraulic cylinders for dump trucks and trailers used in the construction and waste hauling industries.

 . Standex Electronics reed switches, electrical connectors, sensors, toroids and relays, fixed and variable inductors and electronic assemblies, fluid sensors and tunable inductors for telecommunications, consumer electronics, automotive, security systems, communications equipment, computers, air conditioning and refrigeration industries.

Consumer Products

 . Standard Publishing(R) commercial printing for general commerce and industry.
  Publishing and marketing of religious periodicals, curricula, Sunday school literature, children's books and supplies for Sunday schools, churches, vacation Bible schools and Christian bookstores.

 . Berean(R) Christian Stores a chain of 23 Berean(R) Christian bookstores which serve as distribution centers and retail outlets for religious books and merchandise.

 . Snappy(R), ACME and ALCO metal ducting and fittings for heating, ventilating and air conditioning distributors throughout the continental United States.

 . Frank Lewis(R) Grapefruit Club gift packages, Red CooperR fresh grapefruit,
  Harry's Crestview Groves(R) grapefruit packages, grapefruit juice, grapefruit sections, onions, melons and roses; Salsa Express(R) salsas and other related food products; The Vidalia(R)2 Onion Store Vidalia(R)2 onions for mail order consumer direct sales.

 . Williams chiropractic and traction tables and electrotherapy and ultrasound equipment (Zenith(R), CombiTM and Intertron(R) brands) for chiropractors and physical therapists.

 . National Metal fabricated metal products including Christmas tree stands, specialty hardware and metal furniture for the food service industry, retail stores, office furniture markets, stationary supply houses and other industries.

      Financial information on each of the product groups of Standex as well as financial information of non-U.S. operations is incorporated by reference to

2 A registered trademark of the Georgia Department of Agriculture the note to the consolidated financial statements entitled Industry Segment Information on page 24 of the 1998 Annual Report.

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

Backlog
      Backlog orders believed to be firm at June 30, 1998 and 1997 are as follows (in thousands):

                                                         1998        1997
            Food Service .................            $22,242     $21,886
            Industrial ...................             68,726      48,064
            Consumer .....................             11,352      11,650
                  Total...................           $102,320     $81,600

    All but approximately $17,024,000 of the 1998 backlog, and $3,209,000 of the 1997 backlog, was expected to be realized as sales in the following fiscal year.

Competition

    Standex manufactures and markets products many of which have achieved a unique or leadership position in their market. However, the Company encounters competition in varying degrees in all product groups and for each product line. Competitors include domestic and foreign producers of the same and similar products. The principal methods of competition are price, delivery schedule, quality of services, product performance and other terms and conditions of sale. During fiscal 1998, the Company invested $19,849,000 in new plant and equipment in order to upgrade facilities to become more competitive in all segments.

International Operations

      Substantially all international operations of the Company are related to domestic operations and are included in the Food Service and Industrial business segments. International operations are conducted at 33 plants, principally in Western Europe. The industry segment information regarding non-U.S. operations on page 24 of the 1998 Annual Report is incorporated herein by reference.

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

                              ITEM 2.  PROPERTIES

      At June 30, 1998, Standex operated a total of 92 principal plants and warehouses located through the United States, Western Europe, Canada, Australia, Singapore and Mexico. The Company owned 51 of the facilities and the balance were leased. In addition, the Company operated 23 retail stores in various sections of the United States, of which all were leased. The approximate building space utilized by each product group of Standex at June 30, 1998 is as follows (in thousands):
                                                      Area in Square Feet
                                                      Owned         Leased

      Food Service .......................              679            394
      Industrial .........................            1,051            396
      Consumer ...........................            1,511            491
      General Corporate...................               29              -
            Total.........................            3,270          1,281

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

                    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                              OF SECURITY HOLDERS
      No matters were submitted to stockholders during the fourth quarter of the fiscal year.

                         EXECUTIVE OFFICERS OF STANDEX

      Name              Age   Principal Occupation During the Past Five Years

Thomas L. King          68    Chairman of the Board of the Company since
                              January 1992; President of the Company from
                              August 1984 to July 1994; and Chief Executive
                              Officer of the Company from July 1985 to June
                              1995.

Edward J. Trainor       58    Chief Executive Officer of the Company since July
                              1995; President of the Company since July 1994;
                              Chief Operating Officer of the Company from July
                              1994 to June 1995; Vice President of the Company from July 1992 to July 1994; and President of the Standex Institutional Products Group of the
                              Company from February 1987 to July 1994.

David R. Crichton       60    Executive Vice President/Operations of the
                              Company since June 1989.

Thomas H. DeWitt        56    Executive Vice President/Administration of the
                              Company from January 1987 to December 1997; and
                              General Counsel of the Company from October 1985 to December 1997.

Lindsay M. Sedwick      63    Senior Vice President of Finance/CFO of the
                              Company from January 1996 to June 1998; Vice
                              President of the Company from January 1990 to January 1996; and Treasurer of the Company from January 1986 to June 1998.

Edward F. Paquette      62    Vice President/CFO of the Company since July
                              1998; Assistant to the President/CEO of the Company from September 1997 to June 1998 and prior thereto Partner of Deloitte & Touche LLP.

Robert R. Kettinger     56    Corporate Controller of the Company since July
                              1991.

Deborah A. Rosen        43    General Counsel of the Company since January
                              1998; Secretary of the Company since October
                              1997; Assistant General Counsel and Assistant
                              Secretary of the Company from January 1997 to December 1997 and prior thereto Senior Corporate
                              Attorney and Assistant Secretary of the Company.

Richard H. Booth        51    Corporate Counsel of the Company from June 1992
                              to December 1997 and Secretary of the Company from July 1992 to October 1997.

      The executive officers are elected each year by the Board of Directors to serve for one-year terms of office. There are no family relationships between any of the directors or executive officers of the Company.

                                    PART II

                    ITEM 5.  MARKET FOR STANDEX COMMON STOCK
                        AND RELATED STOCKHOLDER MATTERS

      The principal market in which the Common Stock of Standex is traded is the New York Stock Exchange. The high and low sales prices for the Common Stock on the New York Stock Exchange and the dividends paid per Common Share for each quarter in the last two fiscal years are incorporated by reference to page 18 of the 1998 Annual Report. The approximate number of stockholders of record on September 9, 1998 was 3,500.

                        ITEM 6.  SELECTED FINANCIAL DATA

      Selected financial data for the five years ended June 30, 1998 is incorporated by reference to the table entitled "Five-Year Financial Review" on page 18 of the 1998 Annual Report. This summary should be read in conjunction with the consolidated financial statements and related notes included in the 1998 Annual Report on pages 19 through 27.

                        ITEM 7.  MANAGEMENT'S DISCUSSION
                      AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations of the Company is incorporated by reference to pages 16 and 17 of the 1998 Annual Report.

                           ITEM 7A.  QUANTITATIVE AND
                            QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

      The Company is exposed to a number of market risks, primarily the effects of changes in foreign currency exchange rates and interest rates. Investments in foreign subsidiaries and branches, and their resultant operations, denominated in foreign currencies, create exposures to changes in exchange rates. The Company's use of its bank credit agreements creates an exposure to changes in interest rates. The effect of changes in exchange rates and interest rates on the Company's earnings has been relatively insignificant compared to other factors that also affect earnings, such as business unit sales and operating margins. For more information on these market risks and financial exposures, see the Notes to Consolidated Financial Statements on pages 22 to 27 of the 1998 Annual Report. The Company does not hold or issue financial instruments for trading, profit or speculative purposes.

      Based on historical foreign currency rate movements and the fair value of market-rate sensitive instruments at year-end, the Company does not believe that near term changes in foreign currency or interest rates will have a material impact on its future earnings, fair values or cash flows.

                         ITEM 8.  FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

      The information required by this item is incorporated by reference to pages 18 through 28 of the 1998 Annual Report.

                   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None

                                    PART III

                   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
                                   OF STANDEX

      Certain information concerning the directors of the Company is incorporated by reference to pages 2 through 5 and pages 14 and 19 of the Proxy Statement of the Company, dated September 18, 1998 (the "1998 Proxy Statement"). Certain information concerning the executive officers of the Company is set forth in Part I under the caption "Executive Officers of Standex."

                        ITEM 11.  EXECUTIVE COMPENSATION

      Information regarding executive compensation is incorporated by reference to pages 9 through 14 of the 1998 Proxy Statement and pages 1 through 3 of the 1998 Proxy Supplement.

                    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

      The stock ownership of each person known to Standex to be the beneficial owner of more than 5% of its Common Stock and the stock ownership of all directors and executive officers of Standex as a group are incorporated by reference to pages 3 through 5 of the 1998 Proxy Statement. The beneficial ownership of Standex Common Stock of all directors and executive officers of the Company is incorporated by reference to pages 3 through 5 of the 1998 Proxy Statement.

                      ITEM 13.  CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions is incorporated by reference to page 14 of the 1998 Proxy Statement.

                                    PART IV

                    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
                       SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   Financial Statements and Schedule

            (i) The financial statements listed in the accompanying index to financial Statements and Schedules are incorporated by reference into this Item 14.
            (ii) The financial statement schedule listed in the accompanying index to the Consolidated Financial Statements and Schedule is filed as part of this Annual Report on Consolidated Form 10-K.

      (b)   Reports on Form 8-K

      Standex filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended June 30, 1998.

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

      (c)   Exhibits     (Continued)

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

                  (d) Employment Agreement dated February 1, 1998, between the Company and David R. Crichton is incorporated by reference to the exhibits to the Quarterly Report of Standex on Form 10-Q for the fiscal quarter ended March 31, 1998.

                  (e) Employment Agreement dated January 29, 1993, between the Company and Lindsay M. Sedwick is incorporated by reference to the exhibits to the 1993 10-K.

                  (f) Employment Agreement dated January 29, 1993, between the Company and Edward J. Trainor is incorporated by reference to the exhibits to the 1993 10-K.

                  (g) Employment Agreement dated September 20, 1997 between the Company and Edward F. Paquette is incorporated by reference to the exhibits to the Quarterly Report of Standex on Form 10-Q for the quarter ended September 30, 1997.

                  (h) Standex International Corporation Profit Improvement Participation Shares Plan as amended and restated on April 26, 1995 is incorporated by reference to the exhibits to the Annual Report of Standex on Form 10-K for the fiscal year ended June 30, 1995 ("1995 10-K").

                  (i) Standex International Corporation Stock Option Loan Plan, effective January 1, 1985, as amended and restated on January 26, 1994, is incorporated by reference to the exhibits to the 1994 10-K.

                  (j) Standex International Corporation Executive Security Program, as amended and restated on July 27, 1994, and as further amended and restated on October 29, 1996 is incorporated by reference to the exhibits to the Quarterly Report of Standex on Form 10-Q for the fiscal quarter ended December 31, 1996 (the "December 31, 1996 10-Q).

                  (k) Standex International Corporation 1985 Stock Option Plan effective July 31, 1985, as amended on October 30, 1990, is incorporated by reference to the exhibits to the Annual Report of Standex on Form 10-K for the fiscal year ended June 30, 1991.

      (c)   Exhibits     (Continued)

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

            13. The Annual Report to Stockholders of the Company for the fiscal year ended June 30, 1998 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K).

            21.     Subsidiaries of Standex.

            23.     Independent Auditors' Consent.

            24. Powers of Attorney of William L. Brown, David R. Crichton, Samuel S. Dennis, 3d, William R. Fenoglio, Daniel B. Hogan, Thomas L. King, C. Kevin Landry, H. Nicholas Muller, III, Ph.D. and Sol Sackel.

            27.     Financial Data Schedule.

      (d)   Schedule

      The schedule listed in the accompanying Index to Financial Statements and
Schedule is filed as part of this Annual Report on Form 10-K.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 23, 1998.

                                    STANDEX INTERNATIONAL CORPORATION
                                                   (Registrant)


                                    By:  /s/ Edward J. Trainor
                                         Edward J. Trainor, President/
                                         Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on September 23, 1998:
    Signature                                          Title

/s/ Edward J. Trainor                 President/Chief Executive Officer
Edward J. Trainor

/s/ Edward F. Paquette                Vice President/Chief Financial Officer
Edward F. Paquette

/s/ Robert R. Kettinger               Corporate Controller (Chief Accounting
Robert R. Kettinger                     Officer)


      Edward J. Trainor, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on September 14, 1998 as attorney-in-fact for the following directors of the Registrant:

            William L. Brown              Daniel B. Hogan
            David R. Crichton             Thomas L. King
            Samuel S. Dennis, 3d          C. Kevin Landry
            William R. Fenoglio           H. Nicholas Muller, III, Ph.D.
                                          Sol Sackel



                                          /s/ Edward J. Trainor
                                          Edward J. Trainor

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                   Page No. in
                                                                 Annual Report
                                                                        ("AR")
                  Financial Statements

Statements of Consolidated Income for the
   Years Ended June 30, 1998, 1997 and 1996...........                   AR 19

Consolidated Balance Sheets at June 30, 1998 and 1997                    AR 20

Statements of Consolidated Stockholders' Equity for
   the Years Ended June 30, 1998, 1997 and 1996.......                   AR 19

Statements of Consolidated Cash Flows for
   the Years Ended June 30, 1998, 1997 and 1996.......                   AR 21

Notes to Consolidated Financial Statements. ..........              AR 22 - 27

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


                    INDEX TO ITEMS INCORPORATED BY REFERENCE

                                                                   Page No. in
                                                                 Annual Report
                                                                 ("AR"), Proxy
                                                                     Statement
                                                                         ("P")
                                                                      or Proxy
                                                                    Supplement
                                                                        ("PS")
                        PART I

Item 1   Business.....................................               AR 4 - 15
         Industry Segment Information.................                   AR 24

                    INDEX TO ITEMS INCORPORATED BY REFERENCE

                                                                   Page No. in
                                                                 Annual Report
                                                                 ("AR"), Proxy
                                                                     Statement
                                                                         ("P")
                                                                      or Proxy
                                                                    Supplement
                                                                        ("PS")

                        PART II

Item 5   Market for Standex Common Stock and Related
            Stockholder Matters.......................                   AR 18

Item 6   Selected Financial Data......................                   AR 18

Item 7   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......              AR 16 - 17

Item 8    Financial Statements and Supplementary Data........       AR 18 - 28


                        PART III

Item 10  Directors and Executive Officers of Standex..      P 2 - 5; 14 and 19

Item 11  Executive Compensation.......................                P 9 _ 14;
                                                                      PS 1 - 3

Item 12  Security Ownership of Certain Beneficial Owners and
            Management................................                 P 3 - 5

Item 13  Certain Relationships and Related Transactions.....              P 14


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of STANDEX INTERNATIONAL CORPORATION

We have audited the consolidated financial statements of Standex International Corporation and subsidiaries as of June 30, 1998 and 1997, and for each of the three years in the period ended June 30, 1998, and have issued our report thereon dated August 20, 1998; such financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Standex International Corporation and subsidiaries, listed in Item 14 (a)(ii). This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Boston, Massachusetts

August 20, 1998

                                                                  Schedule VIII

               STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                For the Years Ended June 30, 1998, 1997 and 1996

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

Allowances deducted from assets to
which they apply--for doubtful
accounts receivable:

June 30, 1998                         $2,535,535      $2,587,540                      $(1,572,390)(1)      $3,550,685
June 30, 1997                         $2,666,005      $2,276,847                      $(2,407,317)(1)      $2,535,535
June 30, 1996                         $2,853,681      $1,105,008                      $(1,292,684)(1)      $2,666,005

   (1)  Accounts written off--net of recoveries.

                             INDEX TO EXHIBITS

                                                                  PAGE

13.  The Annual Report to Stockholders of the Company
     for the fiscal year ended June 30, 1997 (except
     for the pages and information thereof expressly
     incorporated by reference in this Form 10-K, the
     Annual Report to Shareholders is provided solely
     for the information of the Securities and Exchange
     Commission and is not deemed "filed" as part of
     this Form 10-K).................................

21.  Subsidiaries of Registrant .....................

23.  Independent Auditors' Consent ..................

24.  Powers of Attorney of William L. Brown, David R.
     Crichton, Samuel S. Dennis, 3rd, William R. Fenoglio,
     Daniel B. Hogan, Thomas L. King, C. Kevin Landry,
     H. Nicholas Muller, III, Ph.D. and Sol Sackel...

27.  Financial Data Schedule.........................