Form 10-Q
period 1998-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 1998-11-13
CIK 310354

FORM 10-Q


                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 30, 1998  Commission File Number 1-7233



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


     The number of shares of Registrant's Common Stock outstanding on September 30, 1998 was 12,992,083.


                     STANDEX INTERNATIONAL CORPORATION

                                 I N D E X


                                                            Page No.
PART I.   FINANCIAL INFORMATION:

Item 1.
 Statements of Consolidated Income for the Three Months
 Ended September 30, 1998 and 1997                              2

 Consolidated Balance Sheets, September 30, 1998 and
 June 30, 1998                                                  3

 Statements of Consolidated Cash Flows for the Three
 Months Ended September 30, 1998 and 1997                       4

 Notes to Financial Information                               5-6

Item 2.
 Management's Discussion and Analysis                         7-8

Item 3.
 Quantitative and Qualitative Disclosures About
 Market Risk                                                    9


PART II.  OTHER INFORMATION:

Item 6.
 Exhibits and Reports on Form 8-K                              10




                      PART I.  FINANCIAL INFORMATION

                     STANDEX INTERNATIONAL CORPORATION

                     Statements of Consolidated Income
                               (000 Omitted)





                                                      Three Months Ended
                                                          September 30

                                                         1998      1997
Net Sales                                             $157,377  $141,061
Cost of Products Sold                                  107,460    95,196
Gross Profit Margin                                     49,917    45,865
Selling, General & Administrative Expenses              34,217    31,473
Income from Operations                                  15,700    14,392
Other Income/(Expense):
 Interest Expense                                      (2,857)   (2,092)
 Interest Income                                           101       119
Other Income/(Expense) - net                           (2,756)   (1,973)
Income Before Income Taxes                              12,944    12,419
Provision for Income Taxes                               4,987     4,760
Net Income                                            $  7,957  $  7,659
Earnings Per Share:
 Basic                                                $    .61  $    .58
 Diluted                                              $    .61  $    .58

Cash Dividends Per Share                              $    .19  $    .19

                     STANDEX INTERNATIONAL CORPORATION
                        Consolidated Balance Sheets
                               (000 Omitted)
                                                    September 30  June 30
                                                        1998       1998
              ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                          $   4,601   $  9,256
 Receivables net of allowances for
 doubtful accounts                                    102,577     98,531
  Inventories (approximately 45%
  finished goods, 20% work in
  process, and 35% raw materials
  and supplies)                                       122,976    122,950
 Prepaid expenses                                      11,534      4,493
    Total current assets                              241,688    235,230

PROPERTY, PLANT AND EQUIPMENT                         251,371    252,349
 Less accumulated depreciation                        148,052    149,376
    Property, plant and equipment, net                103,319    102,973

OTHER ASSETS:
 Goodwill, net                                         32,853     33,149
 Prepaid pension cost                                  30,769     30,255
 Other                                                 10,220      9,635
    Total other assets                                 73,842     73,039

      TOTAL                                         $ 418,849   $411,242

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable and current portion
 of long-term debt                                  $   4,145   $  2,995
 Accounts payable                                      38,994     37,748
 Income taxes                                           8,738      5,755
 Accrued expenses                                      36,127     39,789
    Total current liabilities                          88,004     86,287

LONG-TERM DEBT (less current portion
 included above)                                      165,887    163,448

DEFERRED INCOME TAXES AND OTHER LIABILITIES            15,496     15,310

STOCKHOLDERS' EQUITY:
 Common stock                                          41,976     41,976
 Additional paid-in capital                             8,693      8,517
 Retained earnings                                    329,601    324,130
 Cumulative translation adjustment                     (3,199)    (2,729)
 Less cost of treasury shares                        (227,609)  (225,697)
    Total stockholders' equity                        149,462    146,197
      TOTAL                                         $ 418,849   $411,242

                     STANDEX INTERNATIONAL CORPORATION

                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                               (000 OMITTED)

                                                      Three Months Ended
                                                           September 30
                                                         1998      1997
Cash Flows from Operating Activities:
 Net income                                           $  7,957  $  7,659
 Depreciation and amortization                           3,690     3,262
 Net changes in assets and liabilities                 (12,001)  (11,386)
Net Cash Used for Operating Activities                    (354)     (465)

Cash Flows from Investing Activities:
 Expenditures for property and equipment               (4,103)   (2,319)
 Other                                                     552      (10)
Net Cash Used for Investing Activities                 (3,551)   (2,329)

Cash Flows from Financing Activities:
 Proceeds from additional borrowings                     3,626     9,437
 Net payments of debt                                     (37)     (135)
 Cash dividends paid                                   (2,486)   (2,492)
 Purchase of treasury stock                            (2,270)   (1,417)
 Other, net                                                533       521
Net Cash (Used for)/Provided by Financing
 Activities                                              (634)     5,914

Effect of Exchange Rate Changes on Cash                  (116)     (352)

Net Change in Cash and Cash Equivalents                (4,655)     2,768

Cash and Cash Equivalents at Beginning of Year           9,256     6,149

Cash and Cash Equivalents at September 30             $  4,601  $  8,917


Supplemental Disclosure of Cash Flow Information:
 Cash paid during the three months for:
    Interest                                          $  3,541  $  3,011
    Income taxes                                      $  2,003  $    752

                      NOTES TO FINANCIAL INFORMATION

1.   Management Statement

  The financial statements as reported in Form 10-Q reflect all adjustments (including those of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of results for the three months ended September 30, 1998 and 1997.

  These financial statements should be read in conjunction with the audited financial statements as of June 30, 1998. Accordingly, footnote disclosures that would substantially duplicate the disclosures contained in the latest audited financial statements have been omitted from this filing.

2.   Per Share Calculation

  The following table sets forth the number of shares (in thousands) used in the computation of basic and diluted earnings per share:
                                                       Three Months Ended
                                                          September 30
                                                         1998      1997
      Basic - Average Shares
        Outstanding                                      13,046   13,117
      Effect of Dilutive Securities:
        Stock Options                                        67      161

      Diluted - Average Shares
        Outstanding                                      13,113   13,278

  Both basic and diluted incomes are the same for computing earnings per share.

  Cash dividends per share have been computed based on the shares outstanding at the time the dividends were paid. The shares (in thousands) used in this calculation for the three months ended September
  30, 1998 and 1997 are 13,084 and 13,115, respectively.

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

4.   Comprehensive Income

  Effective July 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." Currently, in addition to net income, the only item, which would be included in comprehensive income, is accumulated translation adjustments. For the three months ended September 30, 1998 and 1997, comprehensive income totaled approximately $7,657,000 and $6,511,000 respectively.

5.   Restructuring Charge

  In June 1998, the Company recorded a restructuring charge of $12,758,000 before taxes. This action was intended to close, dispose of, or liquidate certain small underperforming and unprofitable operating plants, product lines and businesses. The charge was recorded in the line item "Restructuring charge" on the Statements of Consolidated Income of the 1998 Annual Report.

  The components of the charge included involuntary employee severance and benefit costs totaling $1.7 million, asset impairments of $10.1 million and shutdown costs of $1.0 million. During the first quarter of fiscal 1999 the Company expended cash of $600,000 for employee severance and benefit costs and $300,000 for other costs reducing its unexpended reserve to $4.3 million. The current balance includes $1.3 million for involuntary employee severance and benefit costs, $2.3 million in disposition losses and $0.7 million in shutdown costs, all of which are expected to be realized in full by the end of the current fiscal year.


                     STANDEX INTERNATIONAL CORPORATION

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

MATERIAL CHANGES IN FINANCIAL CONDITION

During the quarter ended September 30, 1998, the Company invested $4.1 million in plant and equipment, purchased $2.3 million of the Company's Common Stock and paid out $2.5 million in cash dividends to the Company's shareholders. The Company utilized $3.6 million in proceeds from additional borrowings and its own cash resources to fund these activities.

The Company's policy of using its funds to make acquisitions when conditions are favorable, invest in property, plant and equipment, pay dividends and purchase its Common Stock is expected to continue.*

Restructuring Charge - In June of fiscal year 1998, the Company recorded a restructuring charge of $12.8 million before taxes. This action was intended to close, dispose of, or liquidate certain small underperforming and unprofitable operating plants, product lines and businesses. The charge was recorded in the line item "Restructuring Charge" on the Statements of Consolidated Income in the 1998 Annual Report. This change, and the resultant reserve, is more fully discussed in the Notes to Financial Information.

Year 2000 Computer Issues - Under a program started in November 1997, the Company conducted a review of its computer systems and identified the programs and applications that were affected by the widely discussed software problems associated with the Year 2000.

All systems have either been appropriately modified and tested or have been replaced with software that is Year 2000 compliant, except for (1) the necessary modifications to several purchased software packages that represent relatively small portions of the overall systems at certain of the Company's operating units, which have been delayed by the respective software vendors but are all expected to be completed by early calendar 1999; and (2) the final implementations, which are expected to be completed by June 30, 1999, of new Year 2000 compliant systems at two relatively small foreign units. Management believes that the failure or delays in completing the final stages of its Year 2000 program would not have a material impact on the Company's operations or its financial position.*
The cost of modifying the programs, which has been and will be charged to expense (primarily in fiscal year 1998), is expected to aggregate approximately $600,000.*

The Company has also communicated with key suppliers, financial institutions and others with which it and its various operating units do business, to assure that such third parties are also timely addressing and rectifying their "Year 2000" issues. However, the Company believes it has alternate vendors who could provide for the Company's needs if current vendors are negatively impacted.*

Several new accounting pronouncements (Statement of Financial Accounting Standards (SFAS) Nos. 130, 131, 132, 133 and statement of position No. 98-
1) have been adopted as of July 1, 1998 concerning comprehensive income, segment reporting, pension and other post retirement benefit disclosures, derivatives instruments and hedging activities and cost of internally used computer software. The adoption of these pronouncements had no material effect on the Company's consolidated financial statements. SFAS No. 130 is more fully described in the Notes to Financial Information.

OPERATIONS

                     Quarter Ended September 30, 1998
            as compared to the Quarter Ended September 30, 1997

For the first quarter ended September 30, 1998, Net Sales increased by $16.3 million as compared to the first quarter of the prior year. The majority of this increase came primarily from the added sales of ACME Manufacturing Company (ACME) which was acquired in early October, 1997. These added sales were partially offset by the absence of sales from the Doubleday Bros. Product lines which were disposed of in the prior year. Excluding the acquisition and dispositions, management believes the majority of fluctuations in Net Sales reported by each segment are a result of changes in unit volumes and consumer demand. In addition, changes in the average foreign exchange rates from September 30, 1997 to September 30, 1998 have had a relatively minor impact on Net Sales for the quarter.

The Industrial Segment reported a reduction of $2.1 million in Net Sales as compared to the prior year as a result of the dispositions in the second half of fiscal 1998 noted above. Net Sales in the Food Service Segment decreased slightly as compared to the prior year due to several factors none of which was materially significant. The Consumer Segment's Net Sales increased by $19.4 million when compared to last year primarily due to the acquisition of ACME, as noted above.

The Gross Profit Margin Percentage (GPMP) decreased to 31.7%, as compared to the prior year's percentage 32.5%. The GPMP reported in the Consumer Segment fell to 32%, a decline from the previous year's percentage of 35.3% due to lower initial margins at ACME. The GPMP reported in the Industrial Segment declined slightly from the previous year's percentage of 32.8% to
32%; however, none of the changes were individually significant.   The Food
Service Segment reported an increase in GPMP from 28.7% last year to 30.3% in the current year as a result of productivity gains, as well as the closure of an under-performing manufacturing facility.

For the three months ended September 30, 1998 Selling, General and Administrative Expenses increased by $2.7 million, or 8.7%. Excluding the acquisition and dispositions noted above, none of the fluctuations reported by the Company's three segments were individually significant and corresponded to the changes in Net Sales discussed above.

Interest Expense increased by 36.6%, or $765,000, as compared to the first quarter of fiscal 1998 as a result of increased borrowings to finance the ACME acquisition.

The above factors resulted in a $525,000 increase in Income Before Income Taxes as compared to the same period of the prior year. The effective tax rate in the first quarter increased slightly from the rate in the comparable quarter in fiscal 1998.

As a result of the above activity, Net Income for the first quarter of fiscal 1999 increased $298,000, or 3.9%, over the same period in the prior year.


<F1>
*These "forward looking" statements are necessarily dependent upon uncertainties in general domestic and international business and economic conditions and, where applicable, the accuracy of Year 2000 compliance representations from vendors and suppliers of the Company.


    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

Based on historical foreign currency rate movements and the fair value of market-rate sensitive instruments at September 30, 1998, the Company does not believe that near term changes in foreign currency or interest rates will have a material impact on its future earnings, fair values or cash flows.


                        PART II.  OTHER INFORMATION

                 ITEM 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

    27. Financial Data Schedule

(b) Reports on Form 8-K

     The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 1998.


                     ALL OTHER ITEMS ARE INAPPLICABLE






                     STANDEX INTERNATIONAL CORPORATION



                            S I G N A T U R E S




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STANDEX INTERNATIONAL CORPORATION


Date:  November 13, 1998           /s/ Robert R. Kettinger
                                   Robert R. Kettinger
                                   Corporate Controller



Date:  November 13, 1998           /s/ Edward F. Paquette
                                   Edward F. Paquette
                                   Vice President/CFO