Form 10-Q
period 1998-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 1999-02-11
CIK 310354

FORM 10-Q


                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended December 31, 1998     Commission File Number 1-7233



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


     The number of shares of Registrant's Common Stock outstanding on December 31, 1998 was 13,005,165.


                     STANDEX INTERNATIONAL CORPORATION


                                 I N D E X

                                                               Page No.
PART I.   FINANCIAL INFORMATION:

Item 1.
 Statements of Consolidated Income for the Three
 and Six Months Ended December 31, 1998 and 1997                   2

 Consolidated Balance Sheets, December 31, 1998                    3
 and June 30, 1998

 Statements of Consolidated Cash Flows for the
 Six Months Ended December 31, 1998 and 1997                       4

 Notes to Financial Information                                  5-6

Item 2.
 Management's Discussion and Analysis                            7-9

Item 3.
 Quantitative and Qualitative Disclosures About
 Market Risk                                                      10


PART II.  OTHER INFORMATION:

Item 4.
 Submission of Matters to a Vote of Security Holders              11

Item 6.
 Exhibits and Reports on Form 8-K                                 11



                      PART I.  FINANCIAL INFORMATION

                     STANDEX INTERNATIONAL CORPORATION
                     Statements of Consolidated Income
                               (000 Omitted)

                                   Three Months Ended   Six Months Ended
                                       December 31         December 31
                                    1998      1997       1998      1997
Net Sales                         $171,171  $168,090   $328,548  $309,151
Cost of Products Sold             112,560   111,309    220,020   206,505
Gross Profit Margin                58,611    56,781    108,528   102,646
Selling, General and
  Administrative Expenses          40,351    40,640     74,568    72,113
Income from Operations             18,260    16,141     33,960    30,533
Other Income/(Expense):
 Interest Expense                 (2,946)   (2,878)    (5,803)   (4,970)
 Interest Income                      126       106        227       225
Other Income/(Expense) - net      (2,820)   (2,772)    (5,576)   (4,745)
Income Before Income Taxes         15,440    13,369     28,384    25,788
Provision for Income Taxes          6,036     5,047     11,023     9,807
Net Income                        $ 9,404   $ 8,322    $17,361   $15,981
Earnings Per Share:
 Basic                            $   .72   $   .64    $  1.33   $  1.22
 Diluted                          $   .72   $   .63    $  1.33   $  1.21

Cash Dividends Per Share          $   .19   $   .19    $   .38   $   .38

                     STANDEX INTERNATIONAL CORPORATION
                        Consolidated Balance Sheets
                               (000 Omitted)
                                                     December 31   June 30
                                                        1998        1998
              ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                            $ 5,065    $ 9,256
 Receivables, net of allowances for
  doubtful accounts                                   102,517     98,531
   Inventories (approximately 45%
   finished goods, 20% work in
   process, and 35% raw materials and
   supplies)                                          125,641    122,950
 Prepaid expenses                                       7,719      4,493
    Total current assets                              240,942    235,230

PROPERTY, PLANT AND EQUIPMENT                         256,776    252,349
 Less accumulated depreciation                        152,521    149,376
    Property, plant and equipment, net                104,255    102,973

OTHER ASSETS:
 Goodwill, net                                         32,759     33,149
 Prepaid pension cost                                  32,430     30,255
 Other                                                 10,837      9,635
    Total other assets                                 76,026     73,039

      TOTAL                                           $421,223   $411,242

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of debt                              $ 4,791    $ 2,995
 Accounts payable                                      38,344     37,748
 Income taxes                                           8,131      5,755
 Accrued expenses                                      39,976     39,789
    Total current liabilities                          91,242     86,287

LONG-TERM DEBT (less current portion included above)  155,069    163,448

DEFERRED INCOME TAXES AND OTHER LIABILITIES            15,867     15,310

STOCKHOLDERS' EQUITY:
 Common stock                                          41,976     41,976
 Additional paid-in capital                             8,835      8,517
 Retained earnings                                    336,533    324,130
 Accumulated other comprehensive income                 (802)    (2,729)
 Less cost of treasury shares                        (227,497)  (225,697)
    Total stockholders' equity                        159,045    146,197
      TOTAL                                           $421,223   $411,242

                     STANDEX INTERNATIONAL CORPORATION

                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                               (000 OMITTED)

                                                        Six Months Ended
                                                            December 31
                                                         1998      1997
Cash Flows from Operating Activities:
 Net income                                           $17,361    $15,981
 Depreciation and amortization                          7,506      6,771
 Net changes in assets and liabilities                (8,394)    (8,758)
Net Cash Provided by Operating Activities              16,473     13,994

Cash Flows from Investing Activities:
 Expenditures for property and equipment              (8,658)    (8,428)
 Expenditures for acquisitions                          (439)    (46,769)
 Other                                                  1,188        (6)
Net Cash Used for Investing Activities                (7,909)    (55,203)

Cash Flows from Financing Activities:
 Proceeds from additional borrowings                   26,804     56,150
 Net payments of debt                                 (33,387)     (343)
 Cash dividends paid                                  (4,958)    (4,968)
 Purchase of treasury stock                           (2,514)    (6,130)
 Other, net                                             1,032      1,728
Net Cash Provided by/(Used for) Financing
 Activities                                           (13,023)    46,437

Effect of Exchange Rate Changes on Cash                   268       (16)

Net Change in Cash and Cash Equivalents               (4,191)      5,212

Cash and Cash Equivalents at Beginning of Year          9,256      6,149

Cash and Cash Equivalents at December 31              $ 5,065    $11,361


Supplemental Disclosure of Cash Flow Information:
 Cash paid during the six months for:
    Interest                                          $ 5,471    $ 4,596
    Income taxes                                      $ 8,646    $ 7,483

                      NOTES TO FINANCIAL INFORMATION

1.   Management Statement

  The financial statements as reported in Form 10-Q reflect all adjustments (including those of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of results for the three and six months ended December 31, 1998 and 1997.

  These financial statements should be read in conjunction with the audited financial statements as of June 30, 1998. Accordingly, footnote disclosures that would substantially duplicate the disclosures contained in the latest audited financial statements have been omitted from this filing.

2.   Per Share Calculation

  The following table sets forth the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

                                     Three Months Ended   Six Months Ended
                                         December 31        December 31
                                      1998       1997      1998    1997
      Basic - Average Shares
        Outstanding                  13,005    13,050      13,030 13,080
      Effect of Dilutive Securities:
        Stock Options                    68       187          68    174

      Diluted - Average Shares
        Outstanding                   13,073    13,237      13,098 13,254

  Both basic and diluted incomes are the same for computing earnings per share.

  Cash dividends per share have been computed based on the shares outstanding at the time the dividends were paid. The shares (in thousands) used in this calculation for the three months and six months ended December 31, 1998 and 1997:

                                      1998       1997

         Quarter                     13,012      13,033
         Year-to-date                13,047      13,074

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

4.Comprehensive Income

  Effective July 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." Currently, in addition to net income, the only item, which would be included in comprehensive income, is foreign currency translation adjustments. For the six months ended December 31, 1998 and 1997, comprehensive income (net of taxes) totaled approximately $18,517,000 and $16,168,000 respectively.

5.Restructuring Charge

  In June 1998, the Company recorded a restructuring charge of $12,758,000 before taxes. This action was intended to close, dispose of, or liquidate certain small underperforming and unprofitable operating plants, product lines and businesses. The charge was recorded in the line item "Restructuring Charge" on the Statements of Consolidated Income of the 1998 Annual Report. As part of this restructuring the Company sold its Christmas Tree Stand product line in the second quarter and its SXI Technologies division in January 1999 for cash and notes.

  The following schedule reflects the Company's restructuring activities
  (in thousands) for the six months ended December 31, 1998:
                                    Involuntary
                                       Employee
                                  Severance and            Asset         Shutdown
                                  Benefit Costs       Impairment            Costs            Total

Reserve Beginning Balance                 $1,665          $10,061           $1,032          $12,758
Expended:
  Cash                                       927                0              413            1,340
  Non Cash (disposals and write-offs)          0            4,607                0            4,607

Committed                                    846            3,290              400            4,536

Expected Additional Expenditures               0            2,025              250            2,275

Change in Estimates                        (108)              139             (31)                0

6.Senior Unsecured Notes

  In October, the Company negotiated unsecured loan agreements with two institutional lenders in the amount of $25 million. The loans have a fixed interest rate of 6.8% and are repayable in lump-sum payments in October 2008. The financial covenants of the new loan agreements are similar to those under the Company's revolving credit agreement. The proceeds were used to refinance existing short-term indebtedness and for general corporate purposes.


                     STANDEX INTERNATIONAL CORPORATION


                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


Statements contained in the following "Management Discussion and Analysis" that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms or variations of those terms or negative of those terms. There are many factors that affect the Company's business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired. These factors include uncertainties in competitive pricing pressures, general domestic and international business and economic conditions and market demand.


MATERIAL CHANGES IN FINANCIAL CONDITION

During the first six months of fiscal 1999, the Company invested $8.7 million in plant and equipment, purchased $2.5 million of the Company's Common Stock, paid down $33.4 million in debt and paid out $5 million in cash dividends to the Company's shareholders. To fund these expenditures, the Company utilized $26.8 million in proceeds from additional borrowings and $16.5 million in net operating cash flows.

In October, the Company negotiated unsecured loan agreements with two institutional lenders in the amount of $25 million. The agreements have fixed interest rates of 6.8% and are repayable in lump-sum payments in October 2008. These unsecured notes are more fully described in the Notes to Financial Information.

The Company's policy of using its funds to make acquisitions when conditions are favorable, invest in property, plant and equipment, pay dividends and purchase its Common Stock is expected to continue.

Restructuring Charge - In June of fiscal year 1998, the Company recorded a restructuring charge of $12.8 million before taxes. This action was intended to close, dispose of, or liquidate certain small underperforming and unprofitable operating plants, product lines and businesses. The charge was recorded in the line item "Restructuring Charge" on the Statements of Consolidated Income in the fiscal 1998 Annual Report. This charge and the reserve activity are discussed in the Notes to Financial Information. As part of this restructuring the Company sold its Christmas Tree Stand product line in the second quarter and its SXI Technologies division in January for cash and notes.

Year 2000 Computer Issues - Under a program started in November 1997, the Company conducted a review of its computer systems and identified the programs and applications that were affected by the widely discussed software problems associated with the Year 2000. As of December 31, 1998 the Company's systems have either been appropriately modified and tested or have been replaced with software that is Year 2000 compliant. The only exceptions are the final implementations of new systems at two relatively small foreign units scheduled for the second half of fiscal 1999. Management believes that any delays or failure to complete this final stage of its Year 2000 program will not have a material impact on the Company's operations or its financial position. The total cost of modifying and testing all programs, which has been charged to expense (primarily in fiscal year 1998), was approximately $600,000.

The Company has also communicated with key suppliers, financial institutions and others with which it does business, to assure that such third parties are also timely addressing and rectifying their "Year 2000" issues. However, the Company believes it has alternate vendors who could provide for the Company's needs if current vendors are negatively impacted.

Several new accounting pronouncements (Statement of Financial Accounting Standards (SFAS) Nos. 130,131, and 132 and Statement of Position No. 98-1) have been adopted as of July 1, 1998 and concern comprehensive income, segment reporting, pension and other post retirement benefit disclosures, and cost of internally used computer software. The adoption of these pronouncements had no material effect on the Company's consolidated financial statements. SFAS No. 130 (Reporting Comprehensive Income) is more fully described in the Notes to Financial Information. SFAS, No. 133 (Accounting for Derivative Instruments and Hedging Activities) will be adopted in the next fiscal year and is not expected to have a material effect on the Company's consolidated financial statements.


OPERATIONS

                      Quarter Ended December 31, 1998
            As compared to the Quarter Ended December 31, 1997

For the second quarter ended December 31, 1998, Net Sales increased by $3.1 million as compared to the second quarter of the prior year. The effect of changes in the average foreign exchange rates from December 31, 1997 to December 31, 1998 on Net Sales for the quarter was not significant.

Net Sales in the Food Service and Industrial Segments were flat as compared to the prior year due to several factors, none of which were significant. The Consumer Segment's Net Sales increased by $2.7 million when compared to the prior year due to a high demand for air distribution ducting from the Standex Air Distribution Products division and increased consumer demand at the Company's Berean Christian Stores.

The Gross Profit Margin Percentage (GPMP) increased to 34.2%, as compared to the prior year's percentage of 33.8%. The GPMP reported by the Consumer and Industrial Segments increased slightly from the previous year's percentages; however, none of the changes were individually significant. The Food Service Segment reported an increase in GPMP from 29.2% last year to 31.3% in the current year as a result of productivity gains and reduced costs at several divisions.

For the three months ended December 31, 1998 Selling, General and
Administrative Expenses decreased by $289,000, or 0.7%. None of the fluctuations reported by the Company's three segments were individually significant.

In the second quarter of fiscal 1999, Interest Expense remained approximately the same as reported in the prior year. While the Company incurred moderately higher average interest rates as compared to the prior year, average borrowings were lower for the same period.

The above factors resulted in a $2.1 million increase in Income Before Income Taxes as compared to the prior year. The effective tax rate in the first quarter rose to 39.1% from 37.8% reported in the second quarter of the prior year due mainly to reduced foreign tax credits.

As a result of the above activity, Net Income for the second quarter of fiscal 1999 increased by $1.1 million, or 13.0%, over the same period in the prior year.


                    Six Months Ended December 31, 1998
           As compared to the Six Months Ended December 31, 1997


Net Sales for the first six months of fiscal 1998 increased $19.4 million as compared to the same period in the prior year. The majority of this increase came from the added sales of ACME Manufacturing Company (ACME) which was acquired in early October 1997. These added sales were partially offset by the absence of sales from the Doubleday Bros. product lines, which were disposed of in the prior year. Excluding the acquisition and dispositions, management believes the majority of fluctuations in Net Sales reported by each segment are a result of changes in unit volumes and customer demand. In addition, although changes in the average foreign exchange rates from December 31, 1997 to December 31, 1998 have had a negative impact on Net Sales, the total effect was not significant.

For the six months ended December 31, 1998, both the Food Service and Industrial Segments reported minor decreases in Net Sales as compared to the prior year. The reduction in the Industrial Segment was caused by the absence of sales due to the disposition of the Doubleday Bros. product lines in the second half of fiscal 1998. The decline in the Food Service Segment is attributed to several factors, none of which was material. The Consumer Segment's Net Sales increased by $22.1 million when compared to last year due to the acquisition of ACME and improved demand, as noted above.

The Gross Profit Margin Percentage (GPMP) for the six months ended December 31, 1998 remained the same (at approximately 33%) for both current and prior year. The Food Service Segment reported a GPMP of 30.8%, as compared to the prior year percentage of 28.9% resulting from production efficiencies and reduced costs at several companies. The GPMP reported in the Consumer Segment fell to 34.6%, a decline from the previous year's percentage of 35.8% due to lower initial margins at ACME. The Industrial Segment's GPMP remained flat at 32.4% in fiscal 1998 versus 32.6% last year.

Selling, General and Administrative Expenses (SG&A) increased by $2.5 million when compared to the same period in the prior year. The majority of this increase ($2.2 million) was from the additional SG&A expenses of ACME. None of the remaining fluctuations reported by the Company's three segments were individually significant and corresponded with the changes in Net Sales discussed above.

Interest Expense increased by 16.8%, or $833,000, when compared to the first six months of fiscal 1998, due to increased borrowings ($45 million) to finance the ACME acquisitions and moderately higher average interest rates. In the current year, the Company recorded six months of interest charges on the increased borrowings related to the ACME acquisition as compared to three months in the prior year.

The above factors resulted in a $2.6 million increase in Income Before Taxes as compared to the same period of the prior year. The effective tax rate increased slightly from 38% in fiscal 1998 to 38.8% in fiscal 1999 for the same reasons described above in the discussion of quarterly results.

Due to the factors described above, Net Income for the six months ended December 31, 1998 increased $1.4 million, or 8.6%, when compared to the same period of the prior year.


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

Based on historical foreign currency rate movements and the fair value of market-rate sensitive instruments at December 31, 1998, the Company does not believe that near term changes in foreign currency or interest rates will have a material impact on its future earnings, fair values or cash flows.


                        PART II.  OTHER INFORMATION


       ITEM 4.  Submission of Matters to a Vote of Security Holders


     (a) The annual meeting of stockholders of the Company was held on October 27, 1998. Four matters were voted upon at the meeting: the election of directors, the adoption of a long term incentive plan, an amendment to the Certificate of Incorporation of the Company and the approval of the appointment of independent auditors of the Company.

     The name of each director elected at the meeting and the number of votes cast as to each matter are as follows:

Proposal 1 (Election of Directors)

    Nominee                  For                      Withheld

    Thomas L. King           10,752,014               191,760
    Edward F. Paquette       10,661,162               282,613
    Sol Sackel               10,737,241               206,533

Proposal 2 (Adoption of 1998 Long Term Incentive Plan)

    For                      Against     No Vote      Abstain
    8,931,992                853,046     1,009,275    149,161

Proposal 3 (Amendment to Certificate of Incorporation increasing the
        Common Stock authorized for Issuance to 60,000,000 shares)

    For                      Against                  Abstain
    9,401,454                1,454,042                88,278

Proposal 4 (Appointment of Auditors)

    For                      Against                  Abstain
    10,880,758               21,067                   41,949


                 ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

  3(i) Amendment to Restated Certificate of Incorporation approved by Stockholders on October 27, 1998.

  10. 1998 Long Term Incentive Plan approved by Stockholders and effective on October 27, 1998.

  27.     Financial Data Schedule.

(b) Reports on Form 8-K

     The Company filed a report on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1998. The item reported was the adoption of a Stockholders' Rights Agreement. The date on which the report was filed was December 18, 1998.

                     ALL OTHER ITEMS ARE INAPPLICABLE



                     STANDEX INTERNATIONAL CORPORATION



                            S I G N A T U R E S




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STANDEX INTERNATIONAL CORPORATION


Date:  February 11, 1999           /s/ Robert R. Kettinger
                                   Robert R. Kettinger
                                   Corporate Controller



Date:  February 11, 1999           /s/ Edward F. Paquette
                                   Edward F. Paquette
                                   Vice President/CFO