Form 10-Q
period 1999-03-31
STANDEX INTERNATIONAL CORP/DE/
filed 1999-05-12
CIK 310354

FORM 10-Q


                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 1999        Commission File Number 1-7233



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


     The number of shares of Registrant's Common Stock outstanding on March 31, 1999 was 12,852,320.

                     STANDEX INTERNATIONAL CORPORATION


                                 I N D E X

                                                               Page No.
PART I.   FINANCIAL INFORMATION:

Item 1.
 Statements of Consolidated Income for the Three
 and Nine Months Ended March 31, 1999 and 1998                    2

 Consolidated Balance Sheets as of March 31, 1999
 and June 30, 1998                                                3

 Statements of Consolidated Cash Flows for the
 Nine Months Ended March 31, 1999 and 1998                        4

 Notes to Financial Information                                 5-6

Item 2.
 Management's Discussion and Analysis                          7-10

Item 3.
 Quantitative and Qualitative Disclosures About
 Market Risk                                                     11


PART II.  OTHER INFORMATION:

Item 6.
 Exhibits and Reports on Form 8-K                                12


                      PART I.  FINANCIAL INFORMATION

                     STANDEX INTERNATIONAL CORPORATION
                     Statements of Consolidated Income
                               (000 Omitted)

                                   Three Months Ended  Nine Months Ended
                                        March 31            March 31
                                    1999      1998       1999      1998
Net Sales                         $152,247  $148,549   $480,795  $457,700
Cost of Products Sold             101,592   100,562    321,612   307,067
Gross Profit Margin                50,655    47,987    159,183   150,633
Other Costs/(Income):
  Selling, General and
   Administrative Expenses         37,240    36,963    111,808   109,076
 Restructuring Credit               (700)         0      (700)         0
    Total                          36,540    36,963    111,108   109,076
Income from Operations             14,115    11,024     48,075    41,557
Other Income/(Expense):
 Interest Expense                 (2,721)   (2,880)    (8,524)   (7,850)
 Interest Income                       78       192        305       417
Other Income/(Expense) - net      (2,643)   (2,688)    (8,219)   (7,433)
Income Before Income Taxes         11,472     8,336     39,856    34,124
Provision for Income Taxes          4,841     3,349     15,864    13,156
Net Income                        $ 6,631   $ 4,987    $23,992   $20,968
Earnings Per Share:
 Basic                            $   .52   $   .38    $  1.85   $  1.60
 Diluted                          $   .51   $   .38    $  1.84   $  1.59

Cash Dividends Per Share          $   .19   $   .19    $   .57   $   .57


                     STANDEX INTERNATIONAL CORPORATION
                        Consolidated Balance Sheets
                               (000 Omitted)
                                                      March 31     June 30
                                                        1999        1998
              ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                           $  6,632    $ 9,256
 Receivables, net of allowances for
doubtful accounts                                      96,590     98,531
   Inventories (approximately 45%
   finished goods, 20% work in
   process, and 35% raw materials and
   supplies)                                          128,761    122,950
 Prepaid expenses                                       6,808      4,493
    Total current assets                              238,791    235,230

PROPERTY, PLANT AND EQUIPMENT                         249,855    252,349
 Less accumulated depreciation                        146,442    149,376
    Property, plant and equipment, net                103,413    102,973

OTHER ASSETS:
 Goodwill, net                                         32,395     33,149
 Prepaid pension cost                                  33,205     30,255
 Other                                                 10,550      9,635
    Total other assets                                 76,150     73,039

      TOTAL                                          $418,354   $411,242

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable and current portion of long-term debt $  4,329   $  2,995
 Accounts payable                                      37,274     37,748
 Income taxes                                           8,034      5,755
 Accrued expenses                                      38,714     39,789
    Total current liabilities                          88,351     86,287

LONG-TERM DEBT (less current portion included above)  156,314    163,448

DEFERRED INCOME TAXES AND OTHER LIABILITIES            15,882     15,310

STOCKHOLDERS' EQUITY:
 Common stock                                          41,976     41,976
 Additional paid-in capital                             8,885      8,517
 Retained earnings                                    340,690    324,130
 Cumulative translation adjustment                    (2,291)    (2,729)
 Less cost of treasury shares                       (231,453)  (225,697)
    Total stockholders' equity                        157,807    146,197
      TOTAL                                          $418,354   $411,242

                     STANDEX INTERNATIONAL CORPORATION

                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                               (000 OMITTED)
                                                        Nine Months Ended
                                                              March 31
                                                         1999      1998
Cash Flows from Operating Activities:
 Net income                                           $23,992    $20,968
 Depreciation and amortization                         10,292     10,289
 Net changes in assets and liabilities                (8,215)    (7,582)
Net Cash Provided by Operating Activities              26,069     23,675

Cash Flows from Investing Activities:
 Expenditures for property and equipment              (11,665)   (10,664)
 Expenditures for acquisitions                          (439)    (49,289)
 Other                                                  1,993      2,187
Net Cash Used for Investing Activities                (10,111)   (57,766)

Cash Flows from Financing Activities:
 Proceeds from additional borrowings                   26,376     56,208
 Net payments of debt                                 (32,176)     (377)
 Cash dividends paid                                  (7,432)    (7,441)
 Purchase of treasury stock                           (6,712)    (7,838)
 Other, net                                             1,324      2,966
Net Cash Provided by/(Used for) Financing
 Activities                                           (18,620)    43,518

Effect of Exchange Rate Changes on Cash                    38      (411)

Net Change in Cash and Cash Equivalents               (2,624)      9,016

Cash and Cash Equivalents at Beginning of Year          9,256      6,149

Cash and Cash Equivalents at March 31                 $ 6,632    $15,165


Supplemental Disclosure of Cash Flow Information:
 Cash paid during the nine months for:
    Interest                                          $ 8,861    $ 8,409
    Income taxes                                      $13,584    $12,285


                      NOTES TO FINANCIAL INFORMATION

1.   Management Statement

  The financial statements as reported in Form 10-Q reflect all adjustments (including those of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of results for the three and nine months ended March 31, 1999 and 1998.

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

2.   Per Share Calculation

  The following table sets forth the number of shares (in thousands) used in the computation of basic and diluted earnings per share:
                                    Three Months Ended     Nine Months Ended
                                           March 31            March 31
                                      1999      1998       1999    1998
      Basic - Average Shares
        Outstanding                  12,946    13,047      12,999  13,072
      Effect of Dilutive Securities:
        Stock Options                    59       117          65     155

      Diluted - Average Shares
        Outstanding                  13,005    13,164      13,064  13,227


  Both basic and diluted incomes are the same for computing earnings per share.

  Cash dividends per share have been computed based on the shares outstanding at the time the dividends were paid. The shares (in thousands) used in this calculation for the three months and nine months ended March 31, 1999 and 1998:

                                      1999       1998
         Quarter                     13,024      13,020
         Year-to-date                13,039      13,056

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

4.Comprehensive Income

  Effective July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Currently, in addition to net income, the only item which would be included in comprehensive income is foreign currency translation adjustments. For the nine months ended March 31, 1999 and 1998, comprehensive income totaled approximately $24,430,000 and $19,486,000 respectively.

5.Restructuring Charge

  In June 1998, the Company recorded a restructuring charge of $12,758,000 before taxes. This action was intended to close, dispose of, or liquidate certain small underperforming and unprofitable operating plants, product lines and businesses. The charge was recorded in the line item "Restructuring Charge" on the Statement of Consolidated Income of the 1998 Annual Report. As part of this restructuring the Company sold for cash and notes its Christmas Tree Stand product line in the second quarter, its SXI Technologies division in the third quarter, and its Williams Healthcare division in April 1999.

  The following schedule reflects the Company's restructuring activities
  (in thousands) for the nine months ended March 31, 1999:
                              Involuntary
                              Employee
                              Severance and    Asset      Shutdown
                              Benefit Costs   Impairment  Costs     Total

Reserve beginning balance        $1,665       $10,061   $1,032    $12,758

Expended:
Cash                              1,490             0      571      2,061
Non cash (disposals
   and write-offs)                    0         5,990      337      6,327

Reduction and changes
   in estimated costs              (64)         1,048    (284)        700

Estimated remaining
   costs to be incurred            $239        $3,023     $408     $3,670

  In the current fiscal quarter the restructuring reserve was reduced by $700,000 to reflect a reduction in estimated costs. This credit is shown in the Statements of Consolidated Income as "Restructuring Credit."

6.Senior Unsecured Notes

  In October, the Company negotiated unsecured loan agreements with two institutional lenders in the amount of $25 million. The loans have a fixed interest rate of 6.8% and are repayable in lump-sum payments in October 2008. The financial covenants of the new loan agreements are similar to those under the Company's revolving credit agreement. The proceeds from were used to refinance existing short-term indebtedness and for general corporate purposes.


                     STANDEX INTERNATIONAL CORPORATION


                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


Statements contained in the following "Management Discussion and Analysis" that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as "may." "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms or variations of those terms or negative of those terms. There are many factors that affect the Company's business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired. These factors include uncertainties in competitive pricing pressures, general domestic and international business and economic conditions and market demand.

MATERIAL CHANGES IN FINANCIAL CONDITION

Net operating cash flows of $26.1 million funded the Company's investment in plant and equipment of $11.7 million, dividend payments of $7.4 million, and purchases of $6.7 million of the Company's Common Stock.

In October, the Company negotiated unsecured, fixed interest rate loan agreements with two institutional lenders in the amount of $25 million. The proceeds were used to pay down floating interest debt and for other corporate purposes. The new agreements, which are more fully described in the Notes to Financial Information, have an interest rate of 6.8% and are repayable in lump-sum payments in October 2008.

The Company's policy of using its funds to make acquisitions when conditions are favorable, invest in property, plant and equipment, pay dividends and purchase its Common Stock is expected to continue.

Restructuring Charge - In June of 1998, the Company recorded a restructuring charge of $12.8 million before taxes. This action was intended to close, dispose of, or liquidate certain small underperforming and unprofitable operating plants, product lines and businesses. The charge was recorded in the line item "Restructuring Charge" on the Statements of Consolidated Income of the 1998 Annual Report. This charge and the related activity during fiscal 1999 are discussed in the Notes to Financial Information. As part of this restructuring the Company sold for cash and notes its Christmas Tree Stand product line in the second quarter, SXI Technologies in January and Williams Healthcare Systems in April 1999.

Year 2000 Computer Issues - Under a program started in November 1997, the Company conducted a review of its computer system and identified the programs and applications that were affected by the widely discussed software problems associated with the Year 2000. As of March 31,1999 the Company's systems have either been appropriately modified and tested or have been replaced with software that is Year 2000 compliant. The only exceptions are the final implementations of new systems at two relatively small non-U.S. units scheduled for the fourth quarter of fiscal 1999. Management believes that any delays or failure to complete this final stage of its Year 2000 program will not have a material impact on the Company's operations or its financial position. The total cost of modifying all programs, which has been charged to expense (primarily in fiscal year
1998), was approximately $600,000.

The Company has also communicated with key suppliers, financial institutions and others with which it and its various operating units do business, to assure that such third parties are also timely addressing and rectifying their "Year 2000" issues. However, the Company believes it has alternate vendors who could provide for the Company's needs if current vendors are negatively impacted.

Several new accounting pronouncements (Statement of Financial Accounting Standards (SFAS) Nos. 130, 131, 132 and Statement of Position No. 98-1) have been adopted as of July 1, 1998 and concern comprehensive income, segment reporting, pension and other post retirement benefit disclosures and the cost of internally used computer software. The adoption of these pronouncements had no material effect on the Company's consolidated financial statements. SFAS No. 130 (Reporting Comprehensive Income) is more fully described in the Notes to Financial Information. SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities) will be adopted in the next fiscal year and is not expected to have a material effect on the Company's consolidated financial statements.


OPERATIONS

                       Quarter Ended March 31, 1999
              As compared to the Quarter Ended March 31, 1998

For the third quarter ended March 31, 1999, Net Sales increased by $3.7 million as compared to the third quarter of the prior year. The effect of changes in the average foreign exchange rates from March 31, 1998 to March 31, 1999 on Net Sales for the quarter was not significant.

Net Sales in the Food Service Segment declined by $2.1 million as compared to the prior year due in part to the closure of a refrigeration plant in Nevada and sluggish demand at both our BKI and Procon divisions. The Consumer Segment's Net Sales rose by $3.1 million when compared to the prior year due primarily to high customer demand for ducting from the Standex Air Distribution Products division. The Industrial Segment reported a slight improvement of $2.8 million as compared to the prior year. While the Company enjoyed strong sales from most divisions in the Industrial Segment, the continuing poor performance at our binding division and the absence of sales from a disposition completed in February 1998 offset these increases.

The Gross Profit Margin Percentage (GPMP) increased to 33.3%, as compared to the prior year's percentage of 32.3%. The GPMP reported by the Consumer Segment grew from the previous year's 34.5% to 36.7% this year due to reductions in costs associated with the sale of National Metal's seasonal product line. The Food Service Segment reported a rise in GPMP from 30.1% last year to 33.8% in the current year which resulted from reductions in material and labor costs as well as lower factory expenses at several divisions. In addition, the segment's GPMP has been positively impacted by the closure of its Nevada operation in June 1998. The GPMP in the Industrial Segment fell to 29.7% from the previous year's percentage of 31.6%. The poor performance of our binding division offset solid performances at other Industrial divisions.

For the three months ended March 31, 1999 Selling, General and
Administrative Expenses increased by $277,000, or 0.7%. None of the fluctuations reported by the Company's three segments were individually significant and were in line with the changes in Net Sales discussed above.

A restructuring credit of $700,000 was recorded in the third quarter of fiscal 1999 which relates to a $12.8 million restructuring charge recognized in the fourth quarter of fiscal 1998. This credit is more fully described in the Notes to Financial Information.

In the third quarter of fiscal 1999, Interest Expense declined by $159,000, or 5.5%, as compared to the prior year. While the Company incurred moderately higher average interest rates as compared to the prior year, average borrowings were lower for the same period.

The above factors resulted in a $3.1 million increase in Income Before Income Taxes as compared to the prior year. The effective tax rate in the current quarter rose to 42.2% from 40.2% reported in the third quarter of the prior year. Divisions in higher taxed countries generated a larger percentage of the Company's income in fiscal 1999 as compared to fiscal 1998.

As a result of the above activity, Net Income for the third quarter of fiscal 1999 increased by $1.6 million, or 33.0%, over the same period in the prior year.


                     Nine Months Ended March 31, 1999
            As compared to the Nine Months Ended March 31, 1998


Net Sales for the nine months ending March 31, 1999 increased $23.1 million as compared to the same period in the prior year. The majority of this increase came from the added sales of ACME Manufacturing Company (ACME) which was acquired in early October 1997. These added sales were partially offset by the absence of sales from the Doubleday Bros. product lines which were disposed of in the prior year. Excluding the acquisition and dispositions, management believes the majority of fluctuations in Net Sales reported by each segment are a result of changes in unit volumes and consumer demand. In addition, although changes in the average foreign exchange rates from March 31, 1998 to March 31, 1999 have had a negative impact on Net Sales, the total effect was not significant.

For the nine months ended March 31, 1999, the Food Service Segment reported a small drop in Net Sales as compared to the prior year. This decline was mainly due to the closure of the Nevada operation and sluggish demand in the beverage dispensing industry. Net Sales in the Industrial Segment were flat as compared to the same period in the prior year. While most divisions posted marginal increases over last year the poor performance of our binding division and the absence of sales from the disposition of the Doubleday Bros. division in the second half of fiscal 1998 offset these gains. The Consumer Segment's Net Sales increased by $25.2 million when compared to last year due to the acquisition of ACME. Almost all divisions of the Consumer Segment reported 5% or greater sales improvements.

The Gross Profit Margin Percentage (GPMP) for the nine months ended March 31, 1999 remained the same (at approximately 33%) for both the current and prior year. The Food Service Segment reported a GPMP of 31.9%, as compared to the prior year percentage of 29.8% as a result of the disposition of the Nevada operation and reduced costs at several companies. The GPMP reported in the Industrial Segment fell to 31.5%, a decline from the previous year's percentage of 32.4%. As stated in the results for the quarter, continued poor performance at the Company's binding division has offset solid positive performances at most of the other Industrial divisions. The Consumer Segment's GPMP remained flat at 35.2% in fiscal 1999 versus 35.5% last year.

Selling, General and Administrative Expenses rose by $2.7 million when
compared to the same period in the prior year.   The majority of this
increase ($2.6 million) was from the additional expenses of ACME which was acquired in October 1997. None of the remaining fluctuations reported by the Company's three segments were individually significant and corresponded with the changes in Net Sales discussed above.

As stated in the discussion of quarterly results, the Company recorded a $700,000 restructuring credit in the current year.

Interest Expense grew by 8.6%, or $674,000, when compared to the first nine months of fiscal 1998, due to increased borrowings ($45 million) to finance the ACME acquisition and moderately higher average interest rates. In the current year, the Company incurred nine months of interest charges on the increased borrowings related to the ACME acquisition as compared to six months in the prior year.

Income Before Taxes for the nine months ended March 31, 1999 improved $5.7 million. The effective tax rate increased slightly from 38.6% in fiscal 1998 to 39.8% in fiscal 1999 for the same reasons described in the discussion of quarterly results. Net Income rose $3.0 million or 14.4% when compared to the same period in the prior year.

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

Based on historical foreign currency rate movements and the fair value of market-rate sensitive instruments at March 31, 1999, the Company does not believe that near term changes in foreign currency or interest rates will have a material impact on its future earnings, fair values or cash flows.


                        PART II.  OTHER INFORMATION


                 ITEM 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

    27. Financial Data Schedule

(b) Reports on Form 8-K

     The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 1999.







                     ALL OTHER ITEMS ARE INAPPLICABLE



                     STANDEX INTERNATIONAL CORPORATION



                            S I G N A T U R E S




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STANDEX INTERNATIONAL CORPORATION


Date:  May 12, 1999                /s/ Robert R. Kettinger
                                   Robert R. Kettinger
                                   Corporate Controller



Date:  May 12, 1999                /s/ Edward F. Paquette
                                   Edward F. Paquette
                                   Vice President/CFO