Form 10-K
period 1999-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 1999-09-22
CIK 310354

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999        Commission File Number 1-7233

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

Title of Each Class                    Name of Each Exchange on Which Registered
Common Stock,                          New York Stock Exchange
Par Value $1.50 Per Share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X      NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at the close of business on July 30, 1999 was approximately $337,560,000. Registrant's closing price as reported on the New York Stock Exchange for July 30, 1999 was $26.50 per share.

     The number of shares of Registrant's Common Stock outstanding on September 8, 1999 was 12,927,778.

     Portions of the 1999 Annual Report to Shareholders of
Registrant are incorporated in Parts I, II and IV of this report.
Portions of the Proxy Statement of Registrant dated September 16,
1999 are incorporated in Part III of this report.


                              PART I
                         ITEM 1.  BUSINESS

     Standex1 is a diversified manufacturing and marketing company with operations in three product segments: Food Service, Industrial and Consumer. Standex was incorporated in 1975 and is the successor of a corporation organized in 1955.

     The business of the Company is carried on within the three segments by a number of operating units, each with its own organization. The management of each operating unit has responsibility for product development, manufacturing, marketing and for achieving a return on investment in accordance with the standards established by Standex. Overall supervision, coordination and financial control are maintained by the executive staff from its corporate headquarters located at 6 Manor Parkway, Salem, New Hampshire. As of June 30, 1999, the Company had approximately 5,400 employees.

     The principal products produced and services rendered by each of the segments of Standex are incorporated herein by reference to pages 4 through 15 of the Annual Report to Shareholders for the fiscal year ended June 30, 1999 (the "1999 Annual Report"). Sales are made both directly to customers and by or through manufacturers representatives, dealers and distributors.
<F1>References in this Annual Report on Form 10-K to "Standex" or the "Company" shall mean Standex International Corporation and its subsidiaries.

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

USECO food service equipment and patient feeding systems for hospitals, schools, nursing homes, correctional facilities and restaurants; H. F. Coors hotel restaurant china and cookware; and Mason candlelamps and candles for restaurants, hotels and commercial industries.

Procon(R) rotary vane pumps for the carbonated beverage industry, espresso coffee machine markets, water purification industry and coolant recirculation systems.

Industrial Products

Spincraft(R) power metal spinning, custom formed components for aircraft engines, space launch vehicles, gas turbines, nuclear reactors, military ordnance, commercial satellites and similar products for OEMs, U.S. Government, energy, aircraft, aerospace and commercial satellite industry and other commercial industries.


Jarvis, Can-Am Casters and Wheels(TM) and PEMCO(R) casters and wheels and industrial hardware for general industry, hospitals, supermarkets, hotels and restaurants.

Roehlen(R) embossing rolls, texturizing systems, machines and plates; Mold-Tech(R) mold engraving; Keller-Dorian print rolls and calendering equipment; Mullen(R) Burst Testers; Perkins converting and finishing machinery and systems for general industry (e.g., automotive, plastics, textiles, paper, building products, synthetic materials, OEMs, converting, textile and paper industry, computer, housewares and construction industries).

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

James Burn Wire-O(R) double looped wire and machinery and complete binding system for printers, publishers and binders of checkbooks, calendars, diaries, appointment books, cookbooks, catalogs and manuals.


Consumer Products

Standard Publishing(R) publishes and markets religious periodicals, curricula, Sunday school literature, children's books and supplies for Sunday schools, churches, vacation Bible schools and Christian bookstores and prints for general commerce and industry.

Berean(R) Christian Stores, a chain of 22 Berean(R) Christian bookstores, which serve as distribution centers and retail outlets for religious books and merchandise.

Snappy(R), ACME and ALCO metal ducting and fittings for heating, ventilating and air conditioning distributors throughout the continental United States.

Frank Lewis(R) Grapefruit Club gift packages, Red Cooper(R) fresh grapefruit, Harry's Crestview Groves(R) grapefruit packages, grapefruit juice, grapefruit sections, onions, melons and roses; Salsa Express(R) salsas and other related food products; The Vidalia(R)2 Onion Store Vidalia(R)F2 onions for mail order consumer direct sales.

National Metal fabricated metal products, including specialty hardware and metal furniture for the food service industry, retail stores, office furniture markets, stationary supply houses and other industries.
<F2>A registered trademark of the Georgia Department of
Agriculture.

     Financial information on each of the product groups of Standex as well as financial information of non-U.S. operations is incorporated by reference to the note to the consolidated financial statements entitled Industry Segment Information on page 27 of the 1999 Annual Report.

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

Backlog
     Backlog orders believed to be firm at June 30, 1999 and 1998 are as follows (in thousands):

                               1999         1998
    Food Service            $21,379      $22,242
    Industrial              122,337       68,726
    Consumer                  6,636       11,352
    Total                   $150,352     $102,320

     All but approximately $70,415,000 of the 1999 backlog, and $17,024,000 of the 1998 backlog, was expected to be realized as sales in the following fiscal year.

Competition

     Standex manufactures and markets products many of which have achieved a unique or leadership position in their market.
However, the Company encounters competition in varying degrees in all product groups and for each product line. Competitors include domestic and foreign producers of the same and similar products. The principal methods of competition are price, delivery schedule, quality of services, product performance and other terms and conditions of sale. During fiscal 1999, the Company invested $16,824,000 in new plant and equipment in order to upgrade facilities to become more competitive in all segments.

International Operations

     Substantially all international operations of the Company are related to domestic operations and are included in the Food Service and Industrial business segments. International operations are conducted at 34 plants, principally in Western Europe. The industry segment information regarding non-U.S. operations on page 27 of the 1999 Annual Report is incorporated herein by reference.

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

                        ITEM 2.  PROPERTIES

     At June 30, 1999, Standex operated a total of 92 principal plants, stores and warehouses located through the United States, Western Europe, Canada, Australia, Singapore and Mexico. The Company owned 50 of the facilities and the balance were leased. The Company operated 22 retail stores in various sections of the United States, of which all were leased. The approximate building space utilized by each product group of Standex at June 30, 1999 is as follows (in thousands):
                                    Area in Square Feet
                                 Owned           Leased

    Food Service                   679              228
    Industrial                   1,067              394
    Consumer                     1,445              362
    General Corporate               29                -
    Total                        3,220              984

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

                   EXECUTIVE OFFICERS OF STANDEX

Name                        Age       Principal Occupation During
                                        the Past Five Years

Thomas L. King              69        Chairman of the Board of
                                      the Company since January 1992;
                                      President of the Company from
                                      August 1984 to July 1994; and
                                      Chief Executive Officer of the
                                      Company from July 1985 to June
                                      1995.

Edward J. Trainor           59        Chief Executive Officer of
                                      the Company since July 1995;
                                      President of the Company since
                                      July 1994; Chief Operating
                                      Officer of the Company from July
                                      1994 to June 1995; Vice
                                      President of the Company from
                                      July 1992 to July 1994; and
                                      President of the Standex
                                      Institutional Products Group of
                                      the Company from February 1987
                                      to July 1994.

David R. Crichton           61        Executive Vice
                                      President/Operations of the
                                      Company since June 1989.

Edward F. Paquette          63        Vice President/CFO of the
                                      Company since July 1998;
                                      Assistant to the President/CEO
                                      of the Company from September
                                      1997 to June 1998 and prior
                                      thereto Partner of Deloitte &
                                      Touche LLP.

Deborah A. Rosen            44        General Counsel of the
                                      Company since January 1998;
                                      Secretary of the Company since
                                      October 1997; Assistant General
                                      Counsel and Assistant Secretary
                                      of the Company from January 1997
                                      to December 1997 and prior
                                      thereto Senior Corporate
                                      Attorney and Assistant Secretary
                                      of the Company.

Daniel C. Potter            43        Treasurer of the Company
                                      since August 1998; Assistant
                                      Treasurer from July 1997 to July
                                      1998; Corporate Tax Manager of
                                      the Company since February 1997;
                                      Tax Manager of the Company from
                                      August 1996 to January 1997 and
                                      prior thereto Tax
                                      Manager/International.

Robert R. Kettinger         57        Corporate Controller of the
                                      Company since July 1991.

     The executive officers are elected each year by the Board of Directors to serve for one-year terms of office. There are no family relationships between any of the directors or executive officers of the Company.

                              PART II

             ITEM 5.  MARKET FOR STANDEX COMMON STOCK
                  AND RELATED STOCKHOLDER MATTERS

     The principal market in which the Common Stock of Standex is traded is the New York Stock Exchange. The high and low sales prices for the Common Stock on the New York Stock Exchange and the dividends paid per Common Share for each quarter in the last two fiscal years are incorporated by reference to page 20 of the 1999 Annual Report. The approximate number of stockholders of record on September 8, 1999 was 3,350.

                 ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data for the five years ended June 30, 1999 is incorporated by reference to the table entitled "Five-Year Financial Review" on page 20 of the 1999 Annual Report. This summary should be read in conjunction with the consolidated financial statements and related notes included in the 1999 Annual Report on pages 21 through 31.

                 ITEM 7.  MANAGEMENT'S DISCUSSION
                AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations of the Company is incorporated by reference to pages 16 and 19 of the 1999 Annual Report.

                    ITEM 7A.  QUANTITATIVE AND
                      QUALITATIVE DISCLOSURES
                         ABOUT MARKET RISK

     Quantitative and qualitative disclosures about market risk are incorporated by reference to Page 19 of the 1999 Annual
Report.


                   ITEM 8.  FINANCIAL STATEMENTS
                      AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to pages 20 through 32 of the 1999 Annual Report.

            ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
        ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                               None

                             PART III

            ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
                            OF STANDEX

     Certain information concerning the directors of the Company is incorporated by reference to pages 2 through 5 and pages 13 through 14 of the Proxy Statement of the Company, dated September 16, 1999 (the "1999 Proxy Statement"). Certain information concerning the executive officers of the Company is set forth in
Part I under the caption "Executive Officers of Standex."

                 ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference to pages 9 through 13 of the 1999 Proxy Statement.

              ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                 BENEFICIAL OWNERS AND MANAGEMENT

     The stock ownership of each person known to Standex to be the beneficial owner of more than 5% of its Common Stock and the stock ownership of all directors and executive officers of Standex as a group are incorporated by reference to pages 3 through 5 of the 1999 Proxy Statement. The beneficial ownership of Standex Common Stock of all directors and executive officers of the Company is incorporated by reference to pages 3 through 4 of the 1999 Proxy Statement.

                ITEM 13.  CERTAIN RELATIONSHIPS AND
                       RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated by reference to pages 13 through 14 of the 1999 Proxy Statement.

                             PART IV

              ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
                SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Schedule

          (i)  The financial statements listed in the
               accompanying index to the Consolidated Financial
               Statements and Schedules are incorporated by reference into this Item 14.

         (ii)  The financial statement schedule listed
               in the accompanying index to the Consolidated
               Financial Statements and Schedules is filed as part of this Annual Report on Form 10-K.

     (b)  Reports on Form 8-K

     Standex filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended June 30, 1999.

     (c)  Exhibits

       3. (i) Restated Certificate of Incorporation of Standex, dated October 27, 1998, is incorporated by reference to the exhibits to the Quarterly Report of Standex on Form 10-Q for the fiscal quarter ended December 31, 1998.

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

            (b)  Rights Agreement of the Company is
                 incorporated by reference to Form 8A filed with the Securities and Exchange Commission on December 18, 1998 and to the Form 8-K filed with the Securities and Exchange Commission on December 18, 1998.


       10.  (a)  Employment Agreement dated February 1,
                 1998, between the Company and David R. Crichton is incorporated by reference to the exhibits to the Quarterly Report of Standex on Form 10-Q for the fiscal quarter ended March 31, 1998.

            (b)  Employment Agreement dated January 29,
                 1993, between the Company and Edward J. Trainor is incorporated by reference to the exhibits to the 1993 10-K.

            (c)  Employment Agreement dated September
                 20, 1997 between the Company and Edward F.
                 Paquette is incorporated by reference to the exhibits to the Quarterly Report of Standex on Form 10-Q for the fiscal quarter ended September 30, 1997.

            (d)  Standex International Long-Term
                 Incentive Plan, effective October 27, 1998 is incorporated by reference to the exhibits to the Quarterly Report of Standex on Form 10-Q of the fiscal quarter ended December 31, 1998.

            (e)  Standex International Corporation
                 Profit Improvement Participation Shares Plan as amended and restated on April 26, 1995 is incorporated by reference to the exhibits to the Annual Report of Standex on Form 10-K for the fiscal year ended June 30, 1995 ("1995 10-K").

            (f)  Standex International Corporation Stock
                 Option Loan Plan, effective January 1, 1985, as amended and restated on January 26, 1994, is incorporated by reference to the exhibits to the 1994 10-K.

            (g)  Standex International Corporation
                 Executive Security Program, as amended and restated on July 27, 1994, and as further amended and restated on October 29, 1996 is incorporated by reference to the exhibits to the Quarterly Report of Standex on Form 10-Q for the fiscal quarter ended December 31, 1996 (the "December 31, 1996 10-Q").

            (h)  Standex International Corporation 1985
                 Stock Option Plan effective July 31, 1985, as amended on October 30, 1990, is incorporated by reference to the exhibits to the Annual Report of Standex on Form 10-K for the fiscal year ended June 30, 1991.

            (i)  Standex International Corporation
                 Executive Life Insurance Plan effective April 27, 1994 and amended on April 24, 1996 and as further amended and restated on October 29, 1996 is incorporated by reference to the exhibits to the December 31, 1996 10-Q.


            (j)  Standex International Corporation 1994
                 Stock Option Plan effective July 27, 1994 is incorporated by reference to the exhibits to the 1994 10-K.

            (k)  Standex International Corporation
                 Supplemental Retirement Plan adopted April 26,
                 1995 and amended on July 26, 1995 is incorporated by reference to the exhibits to the 1995 10-K.

         13.  The Annual Report to Shareholders of the
              Company for the fiscal year ended June 30, 1999 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders) is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K.

         21.  Subsidiaries of Standex.

         23.  Independent Auditors' Consent.

         24.  Powers of Attorney of John Bolten, Jr., David
              R. Crichton, Samuel S. Dennis 3d, William R.
              Fenoglio, Walter F. Greeley, Daniel B. Hogan, Thomas
              L. King, C. Kevin Landry, H. Nicholas Muller, III,
              Ph.D., Edward F. Paquette and Sol Sackel.

         27.  Financial Data Schedule.

              (d)  Schedule

     The schedule listed in the accompanying Index to the Consolidated Financial Statements and Schedules is filed as part of this Annual Report on Form 10-K.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 22, 1999.

                                   STANDEX INTERNATIONAL CORPORATION
                                   (Registrant)


                                   By:  /s/ Edward J. Trainor
                                   Edward J. Trainor, President/
                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on September 22, 1999:

    Signature                Title

/s/ Edward J. Trainor        President/Chief Executive Officer
Edward J. Trainor

/s/ Edward F. Paquette       Vice President/Chief Financial Officer
Edward F. Paquette

/s/ Robert R. Kettinger      Corporate Controller (Chief Accounting Officer)
Robert R. Kettinger

     Edward J. Trainor, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on September 22, 1999 as attorney-in-fact for the following directors of the Registrant:

             John Bolten, Jr.      Daniel B. Hogan
             David R. Crichton     Thomas L. King
             Samuel S. Dennis 3d   C. Kevin Landry
             William R. Fenoglio   H. Nicholas Muller, III, Ph.D.
             Walter F. Greeley     Edward F. Paquette
                                   Sol Sackel



                                   /s/ Edward J. Trainor
                                   Edward J. Trainor

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                  Page No. in
                                                                Annual Report
                                                                     ("AR")

    Financial Statements

Statements of Consolidated Income for the
    Years Ended June 30, 1999, 1998 and 1997                             AR 21

Consolidated Balance Sheets at June 30, 1999 and 1998                    AR 22

Statements of Consolidated Stockholders' Equity for
    the Years Ended June 30, 1999, 1998 and 1997                         AR 21

Statements of Consolidated Cash Flows for
    the Years Ended June 30, 1999, 1998 and 1997                         AR 23

Notes to Consolidated Financial Statements.                         AR 24 - 31

Independent Auditors' Report relating to the
    Consolidated Financial Statements and Notes thereto                  AR 32

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


             INDEX TO ITEMS INCORPORATED BY REFERENCE

                                                                   Page No. in
                                                                 Annual Report
                                                               ("AR") or Proxy
                                                               Statement ("P")
PART I

Item 1 Business                                                      AR 4 - 15
       Industry Segment Information                                      AR 27

             INDEX TO ITEMS INCORPORATED BY REFERENCE

                                                                   Page No. in
                                                                 Annual Report
                                                               ("AR") or Proxy
                                                               Statement ("P")

PART II

Item 5  Market for Standex Common Stock and Related
        Stockholder Matters                                              AR 20

Item 6  Selected Financial Data                                          AR 20

Item 7  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                         AR 16 - 19

Item 7A Quantitative and Qualitative Disclosures About
        Market Risk                                                      AR 19

Item 8  Financial Statements and Supplementary Data                 AR 20 - 32


PART III

Item 10 Directors and Executive Officers of Standex                   P 2 - 5;
                                                                   and 13 - 14

Item 11 Executive Compensation                                        P 9 - 13

Item 12 Security Ownership of Certain Beneficial Owners and
        Management                                                     P 3 - 5

Item 13 Certain Relationships and Related Transactions               P 13 - 14


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of STANDEX INTERNATIONAL CORPORATION
Salem, New Hampshire

We have audited the consolidated financial statements of Standex International Corporation and subsidiaries as of June 30, 1999 and 1998, and for each of the three years in the period ended June 30, 1999, and have issued our report thereon dated August 17, 1999; such consolidated financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Standex International Corporation and subsidiaries, listed in Item 14 (a)(ii). This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Boston, Massachusetts

August 17, 1999

                                                                           Schedule VIII





                                STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                         VALUATION AND QUALIFYING ACCOUNTS

                                  For the Years Ended June 30, 1999, 1998 and 1997


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


Allowances deducted from assets
to which they apply--for
doubtful accounts receivable:

     June 30, 1999              $3,550,685       $1,984,598                            $(1,944,888)  (1)  $3,590,395

     June 30, 1998              $2,535,535       $2,587,540                            $(1,572,390)  (1)  $3,550,685

     June 30, 1997              $2,666,005       $2,276,847                            $(2,407,317)  (1)  $2,535,535




(1)  Accounts written off--net of recoveries.

                         INDEX TO EXHIBITS

                                                           PAGE

13.  The Annual Report to Shareholders of the
     Company for the fiscal year ended June
     30, 1999 (except for the pages and
     information thereof expressly
     incorporated by reference in this Form
     10-K, the Annual Report to Shareholders) is provided solely for the information of the Securities and Exchange
     Commission and is not deemed "filed" as
     part of this Form 10-K

21.  Subsidiaries of Registrant

23.  Independent Auditors' Consent

24.  Powers of Attorney of John Bolten, Jr.,
     David R. Crichton, Samuel S. Dennis 3d,
     William R. Fenoglio, Walter F. Greeley,
     Daniel B. Hogan, Thomas L. King, C.
     Kevin Landry, H. Nicholas Muller, III,
     Ph.D., Edward F. Paquette and Sol Sackel

27.  Financial Data Schedule