Form 10-Q
period 1999-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 1999-11-10
CIK 310354

FORM 10-Q


                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 30, 1999    Commission File Number 1-7233



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


   The number of shares of Registrant's Common Stock outstanding on September 30, 1999 was 12,851,020.



                     STANDEX INTERNATIONAL CORPORATION


                                 I N D E X




                                                               Page No.
PART I.   FINANCIAL INFORMATION:

Item 1.
 Statements of Consolidated Income for the Three
 Months Ended September 30, 1999 and 1998                        2

 Consolidated Balance Sheets, September 30, 1999
 and June 30, 1999                                               3

 Statements of Consolidated Cash Flows for the
 Three Months Ended September 30, 1999 and 1998                  4

 Notes to Financial Information                                5-6

Item 2.
 Management's Discussion and Analysis                          7-8

Item 3.
 Quantitative and Qualitative Disclosures About
 Market Risk                                                     9


PART II.  OTHER INFORMATION:

Item 6.
 Exhibits and Reports on Form 8-K                               10


                      PART I.  FINANCIAL INFORMATION

                     STANDEX INTERNATIONAL CORPORATION

                     Statements of Consolidated Income
                               (000 Omitted)




                                                      Three Months Ended
                                                          September 30

                                                          1999      1998
Net Sales                                             $157,803  $157,377
Cost of Products Sold                                  108,110   107,460
Gross Profit                                            49,693    49,917
Selling, General and Administrative Expenses            34,460    34,217
Income from Operations                                  15,233    15,700
Other Income/(Expense):
 Gain on Stock Received                                  2,734         0
 Interest Expense                                      (2,659)   (2,857)
 Interest Income                                           160       101
Other Income/(Expense) - net                               235   (2,756)
Income Before Income Taxes                              15,468    12,944
Provision for Income Taxes                               5,951     4,987
Net Income                                            $  9,517  $  7,957
Earnings Per Share:
 Basic                                                $    .74  $    .61
 Diluted                                              $    .74  $    .61

Cash Dividends Per Share                              $    .19  $    .19

                     STANDEX INTERNATIONAL CORPORATION
                        Consolidated Balance Sheets
                               (000 Omitted)
                                                    September 30  June 30
                                                        1999       1999
              ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                          $   4,011   $  5,909
 Receivables, net of allowances for
  doubtful accounts                                   102,116     97,871
  Inventories (approximately 45%
   finished goods, 20% work in
   process, and 35% raw materials
   and supplies)                                      115,891    119,955
 Prepaid expenses                                      11,748      4,774
    Total current assets                              233,766    228,509

PROPERTY, PLANT AND EQUIPMENT                         250,501    248,913
 Less accumulated depreciation                        146,452    144,130
    Property, plant and equipment, net                104,049    104,783

OTHER ASSETS:
 Prepaid pension cost                                  33,230     32,624
 Goodwill, net                                         31,837     32,110
 Other                                                 13,459     12,370
    Total other assets                                 78,526     77,104

      TOTAL                                         $ 416,341   $410,396

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable and current portion
   of long-term debt                                $   4,621   $  3,963
 Accounts payable                                      37,063     35,975
 Income taxes                                           9,885      6,202
 Accrued expenses                                      32,683     35,855
    Total current liabilities                          84,252     81,995

LONG-TERM DEBT (less current portion
 included above)                                      146,887    148,111

DEFERRED INCOME TAXES AND OTHER LIABILITIES            18,003     17,989

STOCKHOLDERS' EQUITY:
 Common stock                                          41,976     41,976
 Additional paid-in capital                             9,273      9,159
 Retained earnings                                    352,681    345,613
 Accumulated other comprehensive income               (4,481)    (3,478)
 Less cost of treasury shares                        (232,250)  (230,969)
    Total stockholders' equity                        167,199    162,301
      TOTAL                                         $ 416,341   $410,396

                     STANDEX INTERNATIONAL CORPORATION

                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                               (000 OMITTED)

                                                       Three Months Ended
                                                           September 30
                                                         1999      1998
Cash Flows from Operating Activities:
 Net income                                           $  9,517  $  7,957
 Depreciation and amortization                           3,493     3,690
 Net changes in assets and liabilities                 (8,037)   (12,001)
    Net Cash (Used for)/Provided by Operating
    Activities                                           4,973     (354)

Cash Flows from Investing Activities:
 Expenditures for property and equipment               (2,737)   (4,103)
 Other                                                     113       552
    Net Cash Used for Investing Activities             (2,624)   (3,551)

Cash Flows from Financing Activities:
 Proceeds from additional borrowings                     6,614     3,626
 Net payments of debt                                  (7,180)      (37)
 Cash dividends paid                                   (2,449)   (2,486)
 Purchase of treasury stock                            (1,615)   (2,270)
 Other, net                                                448       533
    Net Cash Used for Financing Activities             (4,182)     (634)

Effect of Exchange Rate Changes on Cash                   (65)     (116)

Net Changes in Cash and Cash Equivalents               (1,898)   (4,655)

Cash and Cash Equivalents at Beginning of Period         5,909     9,256

Cash and Cash Equivalents at September 30             $  4,011  $  4,601


Supplemental Disclosure of Cash Flow Information:
 Cash paid during the three months for:
    Interest                                          $  3,192  $  3,541
    Income taxes                                      $  2,268  $  2,003





                      NOTES TO FINANCIAL INFORMATION


1.   Management Statement

  The financial statements as reported in this Form 10-Q reflect all adjustments (including those of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of results for the three months ended September 30, 1999 and 1998.

  These financial statements should be read in conjunction with the audited financial statements as of June 30, 1999. Accordingly, footnote disclosures that would substantially duplicate the disclosures contained in the latest audited financial statements have been omitted from this filing.

2.   Per Share Calculation

  The following table sets forth the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

                                                       Three Months Ended
                                                          September 30
                                                       1999        1998
      Basic - Average Shares
        Outstanding                                   12,883      13,046
      Effect of Dilutive Securities:
        Stock Options                                     59          67

      Diluted - Average Shares
        Outstanding                                   12,942      13,113

  Both basic and diluted incomes are the same for computing earnings per share.

  Cash dividends per share have been computed based on the shares outstanding at the time the dividends were paid. The shares used in this calculation for the three months ended September 30, 1999 and 1998 were 12,892,000 and 13,082,000, respectively.

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

4.Comprehensive Income

  In addition to net income, the only item which would be included in comprehensive income is foreign currency translation adjustments. For the three months ended September 30, 1999 and 1998, comprehensive income totaled approximately $8,514,000 and $7,487,000, respectively.

5.   Industry Segment Information

  The Company is composed of three product segments. Net sales include only transactions with unaffiliated customers and include no intersegment sales. Operating income by segment excludes general corporate expenses, interest expense, and the gain on stock received.

                                                          Income
                                     Net Sales        From Operations
                                   1999      1998      1999      1998

  Food Service                   37,783    38,193     3,525     4,281
  Industrial                     67,050    67,805     7,433     7,517
  Consumer                       52,970    51,379     6,988     5,767
  Corporate                                           (2,713)   (1,865)

       Total                     157,803   157,377    15,233    15,700

6.   Other Income

  During the current quarter, the Company received marketable stock of an insurance company in which Standex owned life policies. The stock was received pursuant to a plan to "demutualize" the insurance company by converting from a mutual company to a stock company. The stock receipt resulted in recognizing an unusual gain of $2,734,000 ($1,668,000 net of taxes or 13 cents per share).




                     STANDEX INTERNATIONAL CORPORATION

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


Statements contained in the following "Management's Discussion and Analysis" that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company's business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired. These factors include uncertainties in competitive pricing pressures, general domestic and international business and economic conditions and market demand.


MATERIAL CHANGES IN FINANCIAL CONDITION

During the first quarter of fiscal 2000 the Company invested $2.7 million in plant and equipment, paid dividends of $2.4 million, and purchased $1.6 million of the Company's Common Stock. These expenditures were primarily funded with net operating cash flows of $5.0 million. The Company intends to continue its policy of utilizing its funds to make acquisitions when conditions are favorable, invest in property, plant and equipment, pay dividends, and purchase its Common Stock.

Year 2000 Computer Issues - Under a program started in November 1997, the Company conducted a review of its computer systems and identified the programs and applications that were affected by the widely discussed software problems associated with the Year 2000. As of September 30, 1999, the Company's critical systems have either been appropriately modified and tested or have been replaced with software that is Year 2000 compliant.
The total cost of modifying all programs, which has been charged to expense (primarily in fiscal year 1998), was approximately $600,000.

The Company has also communicated with key suppliers, financial institutions and others with which it and its various operating units do business, to assure that such third parties are also timely addressing and rectifying their "Year 2000" issues. However, the Company believes it has alternate vendors who could provide for the Company's needs if current vendors are negatively impacted.

New Accounting Pronouncements - In June 1998 the Financial Standards Board released Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities and will be effective for the Company in fiscal 2001. Management is currently evaluating the effect of adopting SFAS No. 133 on its consolidated financial statements.


OPERATIONS



                     Quarter Ended September 30, 1999
            as Compared to the Quarter Ended September 30, 1998


The first quarter of fiscal 2000 reflected only a small sales increase when compared to the same quarter in fiscal 1999. However, taking into account approximately $5.5 million of prior year's sales of product lines that were disposed of during fiscal 1999, sales for the current year's first quarter increased about 4%. This increase was primarily due to unit volume increases and not price increases. In addition, the effect of changes in average foreign exchange rates from the beginning of the quarter to the end was not significant.

The Food Service segment experienced sales softness primarily in two areas: a slowdown in one of its major convenience/drug store customers and an industry wide softness in the beverage dispensing industry. This was mitigated by moderate sales gains in other units of the segment. A three percent ($1.6 million) sales rise was reflected in the Consumer segment as a result of all divisions recording improved customer activity despite the absence of a division sold during fiscal 1999. The Industrial segment reflected flat sales as compared to the same quarter in the prior year. However, after adjusting for approximately $4.2 million of prior year sales of two product lines sold during fiscal 1999, sales of this segment rose over five percent. Customer demand improved at a number of units, but these increases were partially tempered by the continued sales shortfall at the binding operation.

The Company's overall gross profit margin remained at 32%. All segments reflected unchanged gross profit margins. As compared to the same quarter last year, corporate-wide selling, general, and administrative expenses (SG&A) remained unchanged as a percentage of sales. However, the Food Service segment's SG&A did not decline in the same proportion as sales due to fixed expenses; this reduced this segment's operational income. Plant relocation expenses in the Industrial segment negatively impacted income, but were partially offset by the cost cutting efforts at the binding operation. The sales increase and relatively stable SG&A expenses of the Consumer segment produced a 21% increase in operating income. Higher than normal expenses (none of which were individually significant) were recorded in the Corporate segment in the latest quarter.

During the current quarter, other income of $2.7 million was recorded resulting from the receipt of marketable stock of an insurance company, in which Standex owned life policies, that "demutualized" by converting from a mutual company to a stock company. This gain is more fully described in the Notes to Financial Information.

A decline of almost seven percent in interest expense was registered in the latest quarter as compared to the same quarter last year. A reduction in debt of $18.5 million between the two quarters accounts for this expense decrease.

As a result of the above, income before income taxes rose 19.5%. Since the effective tax rate for both quarters was the same at 38.5%, the resultant net income increased by 19.6%.



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

There have been no significant changes in the exposure to changes in both foreign currency and interest rates.


                        PART II.  OTHER INFORMATION


                 ITEM 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

    27. Financial Data Schedule

(b) Reports on Form 8-K

     The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 1999.


                     ALL OTHER ITEMS ARE INAPPLICABLE





                     STANDEX INTERNATIONAL CORPORATION



                            S I G N A T U R E S




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STANDEX INTERNATIONAL CORPORATION


Date:  November 10, 1999           /s/ Robert R. Kettinger
                                   Robert R. Kettinger
                                   Corporate Controller



Date:  November 10, 1999           /s/ Edward F. Paquette
                                   Edward F. Paquette
                                   Vice President/CFO