Form 10-Q
period 2000-02-09
STANDEX INTERNATIONAL CORP/DE/
filed 2000-02-09
CIK 310354

FORM 10-Q


                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended December 31, 1999     Commission File Number 1-7233



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


   The number of shares of Registrant's Common Stock outstanding on December 31, 1999 was 12,764,737.



                     STANDEX INTERNATIONAL CORPORATION



                                 I N D E X




                                                               Page No.
PART I.   FINANCIAL INFORMATION:

Item 1.
 Statements of Consolidated Income for the
 Three and Six Months Ended December 31,
 1999 and 1998                                                   2

 Consolidated Balance Sheets, December 31, 1999
 and June 30, 1999                                               3

 Statements of Consolidated Cash Flows for the
 Six Months Ended December 31, 1999 and 1998                     4

 Notes to Financial Information                                5-6

Item 2.
 Management's Discussion and Analysis                          7-9

Item 3.
 Quantitative and Qualitative Disclosures About
 Market Risk                                                    10


PART II.  OTHER INFORMATION:

Item 4.
 Submission of Matters to a Vote of Security
 Holders                                                        11

Item 6.
 Exhibits and Reports on Form 8-K                               11

                      PART I.  FINANCIAL INFORMATION

                     STANDEX INTERNATIONAL CORPORATION
                     Statements of Consolidated Income
                               (000 Omitted)



                                   Three Months Ended    Six Months Ended
                                       December 31         December 31
                                    1999      1998       1999      1998
Net Sales                         $163,050  $171,171   $320,853  $328,548
Cost of Products Sold             107,795   112,560    215,905   220,020
Gross Profit Margin               55,255    58,611     104,948   108,528
Selling,  General  and
 Administrative Expenses          40,367    40,351     74,827    74,568
Income from Operations            14,888    18,260     30,121    33,960
Other Income/(Expense):
 Gain on Stock Received                0         0      2,734         0
 Interest Expense                 (2,812)   (2,946)    (5,471)   (5,803)
 Interest Income                       64       126        224       227
Other Income/(Expense) - net      (2,748)   (2,820)    (2,513)   (5,576)
Income Before Income Taxes         12,140    15,440     27,608    28,384
Provision for Income Taxes          4,527     6,036     10,478    11,023
Net Income                        $ 7,613   $ 9,404    $17,130   $17,361
Earnings Per Share:
 Basic                            $   .59   $   .72    $  1.33   $  1.33
 Diluted                          $   .59   $   .72    $  1.33   $  1.33

Cash Dividends Per Share          $   .20   $   .19    $   .39   $   .38


                     STANDEX INTERNATIONAL CORPORATION
                        Consolidated Balance Sheets
                               (000 Omitted)
                                                     December 31  June 30
                                                        1999       1999
              ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                          $  10,683   $  5,909
 Receivables, net of allowances for
doubtful accounts                                      93,232     97,871
   Inventories (approximately 45%
   finished goods, 20% work in process,
   and 35% raw materials and supplies)                116,580    119,955
 Prepaid expenses                                       7,845      4,774
    Total current assets                              228,340    228,509

PROPERTY, PLANT AND EQUIPMENT                          256,620   248,913
 Less accumulated depreciation                        149,296    144,130
    Property, plant and equipment, net                107,324    104,783

OTHER ASSETS:
 Prepaid pension cost                                  34,907     32,624
 Goodwill, net                                         31,563     32,110
 Other                                                 13,178     12,370
    Total other assets                                 79,648     77,104

      TOTAL                                         $ 415,312   $410,396

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable and current portion
   of long-term debt                                $   3,579   $  3,963
 Accounts payable                                      34,120     35,975
 Income taxes                                           7,141      6,202
 Accrued expenses                                      34,213     35,855
    Total current liabilities                          79,053     81,995

LONG-TERM DEBT (less current portion
included above)                                       147,754    148,111

DEFERRED INCOME TAXES AND OTHER LIABILITIES            17,939     17,989

STOCKHOLDERS' EQUITY:
 Common stock                                          41,976     41,976
 Additional paid-in capital                             9,328      9,159
 Retained earnings                                    357,724    345,613
 Cumulative translation adjustment                    (4,287)    (3,478)
 Less cost of treasury shares                        (234,175)  (230,969)
    Total stockholders' equity                        170,566    162,301
      TOTAL                                          $415,312   $410,396


                     STANDEX INTERNATIONAL CORPORATION

                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                               (000 OMITTED)
                                                         Six Months Ended
                                                            December 31
                                                         1999      1998
Cash Flows from Operating Activities:
 Net income                                           $ 17,130  $ 17,361
 Depreciation and amortization                           6,968     7,506
 Net changes in assets and liabilities                 (1,219)   (8,394)
    Net Cash Provided by Operating Activities           22,879    16,473

Cash Flows from Investing Activities:
 Expenditures for property and equipment               (9,304)   (8,658)
 Expenditures for acquisitions and other                   124       749
    Net Cash Used for Investing Activities             (9,180)   (7,909)

Cash Flows from Financing Activities:
 Proceeds from additional borrowings                     7,006    26,804
 Net payments of debt                                  (7,747)   (33,387)
 Cash dividends paid                                   (5,019)   (4,958)
 Purchase of treasury stock                            (3,946)   (2,514)
 Other, net                                                909     1,032
    Net Cash Used for Financing Activities             (8,797)   (13,023)

Effect of Exchange Rate Changes on Cash                  (128)       268

Net Change in Cash and Cash Equivalents                  4,774   (4,191)

Cash and Cash Equivalents at Beginning of Year           5,909     9,256

Cash and Cash Equivalents at December 31              $ 10,683  $  5,065


Supplemental Disclosure of Cash Flow Information:
 Cash paid during the six months for:
    Interest                                          $  5,534  $  5,471
    Income taxes                                      $  9,539  $  8,646


                      NOTES TO FINANCIAL INFORMATION

1.   Management Statement

  The financial statements as reported in this Form 10-Q reflect all adjustments (including those of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of results for the three and six months ended December 31, 1999 and 1998.

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

2.   Per Share Calculation

  The following table sets forth the number of shares (in thousands) used in the computation of basic and diluted earnings per share:
                                       Three Months Ended   Six Months Ended
                                         December 31         December 31
                                      1999      1998       1999    1998
      Basic - Average Shares
        Outstanding                  12,820    13,005      12,851 13,030
      Effect of Dilutive Securities:
        Stock Options                    90        68          75     68

      Diluted - Average Shares
        Outstanding                   12,910    13,073      12,926 13,098

  Both basic and diluted incomes are the same for computing earnings per share.

  Cash dividends per share have been computed based on the shares outstanding at the time the dividends were paid. The shares (in thousands) used in this calculation for the three and six months ended
  December 31, 1999 and 1998 were as follows:

                                      1999       1998
         Quarter                     12,849      13,012
         Year-to-date                12,870      13,047

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


4.Comprehensive Income

  In addition to net income, the only item which would be included in comprehensive income is foreign currency translation adjustments. For the six months ended December 31, 1999 and 1998, comprehensive income totaled approximately $16,321,000 and $19,288,000, respectively.

5.   Industry Segment Information

  The Company is composed of three product segments. Net sales include only transactions with unaffiliated customers and include no intersegment sales. Operating income by segment excludes general corporate expenses, interest expense and income, and the gain on stock received.

                                                     Net Sales
                                     Three Months Ended     Six Months Ended
                                        December 31           December 31
          Segment                       1999      1998      1999     1998
          Food Service               $34,058   $38,045    $71,841  $76,238
          Industrial                 66,570    69,607     133,620  137,400
          Consumer                    62,422    63,519     115,392  114,910
               Total                 $163,050  $171,171   $320,853 $328,548

                                                Income From Operations
                                     Three Months Ended     Six Months Ended
                                        December 31           December 31
          Segment                       1999      1998      1999     1998
          Food Service               $2,314    $4,067     $ 5,828  $8,401
          Industrial                  7,217     8,379      14,594  15,792
          Consumer                    7,844     7,930      14,794  13,697
          Corporate                   (2,487)   (2,116)    (5,095)  (3,930)
               Total                 $14,888   $18,260    $30,121  $33,960


6.   Other Income

  During the previous quarter, the Company received marketable stock of an insurance company in which Standex owned life policies. The stock was received pursuant to a plan to "demutualize" the insurance company by converting from a mutual company to a stock company. The stock receipt resulted in recognizing an unusual gain of $2,734,000 ($1,668,000 net of taxes or 13 cents per share).


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


MATERIAL CHANGES IN FINANCIAL CONDITION

During the first six months of fiscal 2000 the Company invested $9.3 in plant and equipment, purchased $3.9 million of the Company's Common Stock and paid out $5 million in cash dividends to the Company's shareholders. These expenditures were funded with net operating cash flows of $22.9 million.

The Company intends to continue its policy of using its funds to make acquisitions when conditions are favorable, invest in property, plant and equipment, pay dividends and purchase its Common Stock.

New Accounting Pronouncements - In June 1998 the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities and will be effective for the Company in fiscal 2001. Management is currently evaluating the effect of adopting SFAS No. 133 on its consolidated financial statements.


OPERATIONS

                      Quarter Ended December 31, 1999
            As compared to the Quarter Ended December 31, 1998

Net Sales for the quarter ended December 31, 1999 decreased by approximately $8.1 million or 4.7% from the record sales of $171.2 million for the quarter ended December 31, 1998. The effect, on Net Sales, of changes in the average foreign exchange rates was not significant.

Net Sales in the Food Service segment were approximately $4.0 million or 10.5% less than the prior year. The shortfall was primarily the result of delays in healthcare projects caused by funding constraints and Y2K concerns, as well as a slow down in orders resulting from consolidations within the supermarket industry. Consumer segment Net Sales were relatively flat after adjusting for sales attributable to a division disposed of in fiscal 1999. Industrial segment Net Sales, after adjustment for the effect of approximately $2.3 million of sales attributable to divisions disposed of in the prior year, decreased slightly. Some softening was experienced in the European texturizing business, which had been driven by an extremely strong automotive demand in the comparative prior year's quarter. Both the Electronic and Spincraft divisions reported record sales levels during the quarter as a result of higher customer demand.

The Gross Profit Margin Percentage (GPMP) decreased slightly to 34% for the quarter ended December 31, 1999 from 34.2% for the quarter ended December 31, 1998 due to the impact of the sales shortfall within the Food Service segment. The Industrial and Consumer segment GPMPs remained relatively level between years.

Consolidated Selling, General and Administrative expenses remained stable overall. Decreases in the Food Service and Industrial segments were offset by increases in the Consumer segment and in Corporate Services. None of these changes were individually significant.

A decline of 4.5% in Interest expense for the quarter was a direct result of a corresponding decrease in debt as compared to the previous year.

Pre-tax income was $12.1 million compared to $15.4 million in the prior year. The effective tax rate was 37.3% compared to 39% in the prior year since a larger portion of the Company's income this year was generated in lower taxed countries than last year.

As a result of the above, net income for the quarter ended December 31, 1999 was $7.6 million compared to $9.4 million for the quarter ended December 31, 1998.

                    Six Months Ended December 31, 1999
           As Compared to the Six Months Ended December 31, 1998

For the six months ended December 31, 1999, sales totaled $320.9 million compared to $328.5 million for the previous fiscal year, which included $9.2 million from divisions which were disposed of in fiscal 1999. After considering the $9.2 million decrease due to dispositions, sales increased slightly by $1.6 million or .5%. The effect of changes in average foreign exchange rates from December 31, 1998 to December 31, 1999 was not significant.

Net Sales in the Food Service segment decreased by $4.4 million or 5.8% for reasons described in the discussion of the quarterly results. After adjusting for divisions disposed of in fiscal 1999, Consumer segment Net Sales increased by $3.3 million or 2.9% and Industrial segment Net Sales increased by $2.7 million or 2%. The Consumer segment increases are the result of additional stores in the Berean division and increased customer demand. In the Industrial segment, although the European texturizing business reported decreased sales activity for the reasons described in the quarterly discussion, both the Electronics and Spincraft divisions reflected improved customer activity.

The Company's Gross Profit Margin Percentage (GPMP) remained stable at approximately 33%. The Food Service segment GPMP decreased from 31% to 29% due to the decline of sales activity within the segment. This Food Service segment decrease was offset by small increases in the GPMP of divisions within the Industrial and Consumer segments.

Consolidated Selling, General and Administrative expenses (SG&A) remained unchanged as a percentage of Net Sales at approximately 23%. Decreases in the Industrial and Consumer segments SG&A were offset by an increase in Corporate SG&A. None of these variations were individually significant.

As a result of the above, operating income was $30.1 million as compared to $33.9 million in the prior year, a decrease of 11%.

During the current six months, other income of $2.7 million was recorded resulting from the receipt of marketable stock of an insurance company, in which Standex owned life policies, that "demutualized" by converting from a mutual company to a stock company. This gain is more fully described in the Notes to Financial Information.

A decline of almost 6% in interest expense was registered in the latest six-month period as compared to the same period last year. A reduction in debt of approximately $8.5 million from a year ago accounted for the expense decrease.

Pre-tax income was $27.6 million compared to $28.4 million in the prior year. The effective tax rate decreased to 38% in the current period from 39% in the prior year for the reason discussed in the quarterly analysis.

Due to the above factors, net income was $17.1 million compared to $17.4 million for the prior year.

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

There have been no significant changes in the exposure to changes in both foreign currency and interest rates from June 30, 1999 to December 31, 1999.
                        PART II.  OTHER INFORMATION

       ITEM 4.  Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of stockholders of the Company was held on October 26, 1999. Two matters were voted upon at the meeting: the election of directors and the approval of the appointment of independent auditors of the Company.

     The name of each director elected at the meeting and the number of votes cast as to each matter are as follows:

Proposal I (Election of Directors)

    Nominee                  For                      Withheld

    John Bolten, Jr.         10,444,585               258,456
    David R. Crichton        10,433,573               269,968
    Samuel S. Dennis 3d      10,443,404               260,137
    Daniel B. Hogan, Ph.D.   10,448,937               254,604

Proposal II (Appointment of Deloitte & Touche LLP as independent auditors)

    For                      Against                  Abstain
    10,670,063               20,354                   13,124


                 ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    27. Financial Data Schedule

(b) Reports on Form 8-K

     The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1999.

                     ALL OTHER ITEMS ARE INAPPLICABLE

                     STANDEX INTERNATIONAL CORPORATION

                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STANDEX INTERNATIONAL CORPORATION


Date:  February 9, 2000            /s/ Robert R. Kettinger
                                   Robert R. Kettinger
                                   Corporate Controller



Date:  February 9, 2000            /s/ Edward F. Paquette
                                   Edward F. Paquette
                                   Vice President/CFO