Form 10-Q
period 2000-03-31
STANDEX INTERNATIONAL CORP/DE/
filed 2000-05-12
CIK 310354

FORM 10-Q


                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 2000        Commission File Number 1-7233



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

   The number of shares of Registrant's Common Stock outstanding on March 31, 2000 was 12,565,445.

                     STANDEX INTERNATIONAL CORPORATION

                                 I N D E X

                                                               Page No.
PART I.   FINANCIAL INFORMATION:

Item 1.
 Statements of Consolidated Income for the
 Three and Nine Months Ended March 31, 2000
 and 1999                                                        2

 Consolidated Balance Sheets, March 31, 2000 and
 June 30, 1999                                                   3

 Statements of Consolidated Cash Flows for the
 Nine Months Ended March 31, 2000 and 1999                       4

 Notes to Financial Information                                5-6

Item 2.
 Management's Discussion and Analysis                          7-9

Item 3.
 Quantitative and Qualitative Disclosures About
 Market Risk                                                    10


PART II.  OTHER INFORMATION:


Item 6.
 Exhibits and Reports on Form 8-K                               11

                      PART I.  FINANCIAL INFORMATION

                     STANDEX INTERNATIONAL CORPORATION
                     Statements of Consolidated Income
                               (000 Omitted)


                                  Three Months Ended   Nine Months Ended
                                        March 31             March 31
                                    2000      1999       2000      1999
Net Sales                         $158,158  $152,247   $479,011  $480,795
Cost of Products Sold             106,234   101,592    322,139   321,612
Gross Profit Margin                51,924    50,655    156,872   159,183
Other Costs/(Income):
 Selling, General and
  Administrative Expenses          37,838    37,240    112,665   111,808
 Restructuring Credit                   0     (700)          0     (700)
    Total                          37,838    36,540    112,665   111,108
Income from Operations             14,086    14,115     44,207    48,075
Other Income/(Expense):
 Gain on Stock Received                 0         0      2,734         0
 Interest Expense                 (2,820)   (2,721)    (8,291)   (8,524)
 Interest Income                       83        78        307       305
Other Income/(Expense) - net      (2,737)   (2,643)    (5,250)   (8,219)
Income Before Income Taxes         11,349    11,472     38,957    39,856
Provision for Income Taxes          4,889     4,841     15,367    15,864
Net Income                        $ 6,460   $ 6,631    $23,590   $23,992
Earnings Per Share:
 Basic                            $   .52   $   .52    $  1.85   $  1.85
 Diluted                          $   .51   $   .51    $  1.84   $  1.84

Cash Dividends Per Share          $   .20   $   .19    $   .59   $   .57

                     STANDEX INTERNATIONAL CORPORATION
                        Consolidated Balance Sheets
                               (000 Omitted)

                                                      March 31   June 30
                                                        2000       1999
              ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                          $   9,280   $  5,909
   Receivables, net of allowances for
   doubtful accounts                                   97,555     97,871
   Inventories (approximately 45%
   finished goods, 20% work in process,
   and 35% raw materials and supplies)                115,865    119,955
 Prepaid expenses                                       7,824      4,774
    Total current assets                              230,524    228,509

PROPERTY, PLANT AND EQUIPMENT                         259,379    248,913
 Less accumulated depreciation                        148,705    144,130
    Property, plant and equipment, net                110,674    104,783

OTHER ASSETS:
 Prepaid pension cost                                  36,224     32,624
 Goodwill, net                                         31,702     32,110
 Other                                                 12,679     12,370
    Total other assets                                 80,605     77,104

      TOTAL                                          $421,803   $410,396

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable and current portion
   of long-term debt                                 $  3,714   $  3,963
 Accounts payable                                      34,522     35,975
 Income taxes                                           8,062      6,202
 Accrued expenses                                      35,523     35,855
    Total current liabilities                          81,821     81,995

LONG-TERM DEBT (less current portion
  included above)                                     152,283    148,111

DEFERRED INCOME TAXES AND OTHER LIABILITIES            17,802     17,989

STOCKHOLDERS' EQUITY:
 Common stock                                          41,976     41,976
 Additional paid-in capital                             9,347      9,159
 Retained earnings                                    361,651    345,613
 Cumulative translation adjustment                    (5,345)    (3,478)
 Less cost of treasury shares                        (237,732)  (230,969)
    Total stockholders' equity                        169,897    162,301
      TOTAL                                         $ 421,803   $410,396

                     STANDEX INTERNATIONAL CORPORATION

                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                               (000 OMITTED)

                                                       Nine Months Ended
                                                             March 31
                                                         2000      1999
Cash Flows from Operating Activities:
 Net income                                           $ 23,590  $ 23,992
 Depreciation and amortization                          10,355    10,292
 Net changes in assets and liabilities                 (4,011)   (8,215)
    Net Cash Provided by Operating Activities           29,934    26,069

Cash Flows from Investing Activities:
 Expenditures for property and equipment               (16,213)  (11,665)
 Expenditures for acquisitions and other                   208     1,554
    Net Cash Used for Investing Activities             (16,005)  (10,111)

Cash Flows from Financing Activities:
 Proceeds from additional borrowings                    11,537    26,376
 Net payments of debt                                  (7,614)   (32,176)
 Cash dividends paid                                   (7,552)   (7,432)
 Purchase of treasury stock                            (8,190)   (6,712)
 Other, net                                              1,614     1,324
    Net Cash Used for Financing Activities             (10,205)  (18,620)

Effect of Exchange Rate Changes on Cash                  (353)        38

Net Change in Cash and Cash Equivalents                  3,371   (2,624)

Cash and Cash Equivalents at Beginning of Year           5,909     9,256

Cash and Cash Equivalents at March 31                 $  9,280  $  6,632


Supplemental Disclosure of Cash Flow Information:
 Cash paid during the nine months for:
    Interest                                          $  8,854  $  8,861
    Income taxes                                      $ 13,507  $ 13,584

                      NOTES TO FINANCIAL INFORMATION

1.   Management Statement

  The financial statements as reported in this Form 10-Q reflect all adjustments (including those of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of results for the three and nine months ended March 31, 2000 and 1999.

  These financial statements should be read in conjunction with the audited financial statements as of June 30, 1999. Accordingly, footnote disclosures that would substantially duplicate the disclosures contained in the latest audited financial statements have been omitted from this filing.

2.   Per Share Calculation
  The following table sets forth the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

                                    Three Months Ended   Nine Months Ended
                                          March 31            March 31
                                       2000    1999         2000   1999
      Basic - Average Shares
        Outstanding                  12,649   12,946       12,779 12,999
      Effect of Dilutive Securities:
        Stock Options                    72       59           74     65

      Diluted - Average Shares
        Outstanding                   12,721   13,005       12,853 13,064

  Both basic and diluted incomes are the same for computing earnings per share.

  Cash dividends per share have been computed based on the shares outstanding at the time the dividends were paid. The shares (in thousands) used in this calculation for the three and nine months ended
  March 31, 2000 and 1999 were as follows:

                                      2000       1999
         Quarter                     12,665      13,024
         Year-to-date                12,801      13,039

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

4.Comprehensive Income

  In addition to net income, the only item which would be included in comprehensive income is foreign currency translation adjustments. For the nine months ended March 31, 2000 and 1999, comprehensive income totaled approximately $21,723,000 and $24,430,000, respectively.

5.   Industry Segment Information
  The Company is composed of three product segments. Net sales include only transactions with unaffiliated customers and include no intersegment sales. Operating income by segment excludes general corporate expenses, interest expense and income, and the gain on stock received.

                                                   Net Sales
                                    Three Months Ended   Nine Months Ended
                                         March 31              March 31
          Segment                      2000     1999        2000      1999
          Food Service              $ 35,730 $  34,27    $107,571  $110,514
          Industrial                  68,864   66,727     202,484   204,127
          Consumer                    53,564   51,244     168,956   166,154
               Total                $158,158 $152,247    $479,011  $480,795

                                                Income From Operations
                                    Three Months Ended   Nine Months Ended
                                          March 31             March 31
          Segment                      2000      1999       2000      1999
          Food Service              $ 3,169   $ 4,052    $  8,997  $ 12,453
          Industrial                  7,688     7,156      22,282    22,948
          Consumer                    5,929     5,675      20,723    19,372
          Corporate                 (2,700)   (2,768)     (7,795)   (6,698)
               Total                $14,086   $14,115     $44,207   $48,075

6.   Other Income

  During the quarter ended September 30, 1999, the Company received marketable stock of an insurance company in which Standex owned life policies. The stock was received pursuant to a plan to "demutualize" the insurance company by converting from a mutual company to a stock company. The stock receipt resulted in recognition of an unusual gain of $2,734,000 ($1,668,000 net of taxes or 13 cents per share).

7.Restructuring Credit

  In June 1998, the Company recorded a restructuring charge of $12,758,000 before taxes. The charge was recorded in the line item "Restructuring Charge" on the Statement of Consolidated Income of the 1998 Annual Report. In the quarter ended March 31, 1999, the restructuring reserve was reduced by $700,000 to reflect a reduction in estimated costs. This credit is shown in the Statements of Consolidated Income as "Restructuring Credit."

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

MATERIAL CHANGES IN FINANCIAL CONDITION

During the first nine months of fiscal 2000 the Company invested $16.2 million in plant and equipment, purchased $8.2 million of the Company's Common Stock and paid out $7.6 million in cash dividends to the Company's shareholders. These expenditures were funded with net operating cash flows of $29.9 million and $3.9 million of net additional borrowings.

The Company intends to continue its policy of using its funds to make acquisitions when conditions are favorable, invest in property, plant and equipment, pay dividends and purchase its Common Stock.

New Accounting Pronouncements - In June 1998 the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities and will be effective for the Company in fiscal 2001. Management is currently evaluating the effect of adopting SFAS No. 133 on its consolidated financial statements.

OPERATIONS

                       Quarter Ended March 31, 2000
              As compared to the Quarter Ended March 31, 1999

Net Sales for the quarter ended March 31, 2000 increased by approximately $5.9 million or 3.9% from sales of $152.2 million for the quarter ended March 31, 1999. The previous year's quarter included $1.2 million of sales from divisions that were disposed in fiscal 1999. The effect, on Net Sales, of changes in the average foreign exchange rates was not significant.

Net Sales in the Food Service segment were approximately $1.5 million or 4.2% more than the prior year. The increase was the result of increased customer demand in the Master-Bilt and Federal Industries divisions. However, the segment continues to be negatively impacted by supermarket consolidations and delays in healthcare projects. After adjusting for divisions disposed of in fiscal 1999, Consumer segment Net Sales increased by $3.6 million or 7.1%. The increases are attributable to additional stores in the Berean division, and increased customer demand throughout the other Consumer segment divisions. Industrial segment Net Sales increased by $2.1 million or 3.2%. Increased customer demand in the Jarvis Caster, Custom Hoists, and Electronics divisions coupled with some improvement in the texturizing operations in this segment accounted for the increased sales.

The Gross Profit Margin Percentage (GPMP) decreased slightly to 32.8% for the quarter ended March 31, 2000 from 33.3% for the quarter ended March 31, 1999. The Food Service segment GPMP decreased to 30.1% from 33.2% in the prior year due to the sales shortfalls caused by the supermarket consolidations and delays in healthcare industry projects. The Consumer segment GPMP decreased slightly to 37.5% from the prior year's 38.6% and the Industrial segment GPMP increased to 30.6% from the prior year's 29.2% due primarily to sales growth.

Consolidated Selling, General and Administrative expenses remained stable overall at approximately 24% of Net Sales. None of the segment changes were individually significant.

A restructuring credit of $700,000 that relates to a $12.8 million restructuring charge (which was recognized in the fourth quarter of fiscal
1998) was recorded in the third quarter of fiscal 1999. This credit is more fully described in the Notes to Financial Information.

An increase of 3.6% in Interest Expense for the quarter was a result of an increase in interest rates as compared to the previous year partially offset by a decrease in debt.

Pre-tax income was $11.3 million compared to $11.5 million in the prior year. The effective tax rate was 43.1% compared to 42.2% in the prior year since a larger portion of the Company's income this year was generated in higher taxed countries than last year.

As a result of the above, net income for the quarter ended March 31, 2000 was $6.5 million compared to $6.6 million for the quarter ended March 31, 1999.

                     Nine Months Ended March 31, 2000
            As Compared to the Nine Months Ended March 31, 1999

For the nine months ended March 31, 2000, sales totaled $479.0 million compared to $480.8 million for the previous fiscal year, which included $10.5 million from divisions which were disposed of in fiscal 1999. After adjusting for the $10.5 million decrease due to dispositions, sales increased by $8.7 million or 1.8%. The effect of changes in average foreign exchange rates between periods was not significant.

Net Sales in the Food Service segment decreased by $2.9 million or 2.7% due to delays in healthcare projects caused by funding constraints and a slowdown in orders resulting from consolidations within the supermarket industry. After adjusting for divisions disposed of in fiscal 1999, Consumer segment Net Sales increased by $6.8 million or 4.2% and Industrial segment Net Sales increased by $4.8 million or 2.4%. The Consumer segment increases are the result of additional stores in the Berean division and increased customer demand throughout the other Consumer segment divisions. In the Industrial segment, increased customer demand in the Spincraft, Custom Hoists, Jarvis Caster, and Electronics divisions accounted for the increase in sales.

The Company's Gross Profit Margin Percentage (GPMP) remained stable at approximately 33%. The Food Service segment GPMP decreased from 31.8% to 29.4% due to the decline of sales activity within the segment. The Consumer segment GPMP increased to 37.7% from 37.2% in the prior year and the Industrial segment GPMP decreased to 30.4% from 30.6% in the prior year.

Consolidated Selling, General and Administrative expenses (SG&A) remained unchanged as a percentage of Net Sales at just over 23%. None of the segments reported significant variations from the prior year.

As stated in the discussion of quarterly results, the Company recorded a $700,000 restructuring credit in the third quarter of the prior year.

As a result of the above, operating income was $44.2 million as compared to $48.1 million in the prior year, a decrease of 8.1%.

During the first quarter of this year, other income showed a gain of $2.7 million resulting from the receipt of marketable stock of an insurance company, in which Standex owned life policies, that "demutualized" by converting from a mutual company to a stock company. This gain is more fully described in the Notes to Financial Information.

A decline of 2.7% in Interest Expense was registered in the latest nine-month period as compared to the same period last year. The reduction is the result of a decrease in debt offset somewhat by an increase in interest rates.

Pre-tax income was $39.0 million compared to $39.9 million in the prior year. The effective tax rate decreased only slightly to 39.4% in the current period from 39.8% in the prior year.

Due to the above factors, net income was $23.6 million compared to $24.0 million for the prior year.

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

There have been no significant changes in the exposure to changes in both foreign currency and interest rates from June 30, 1999 to March 31, 2000.


                        PART II.  OTHER INFORMATION

                 ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    27. Financial Data Schedule

(b) Reports on Form 8-K

     The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2000.

                     ALL OTHER ITEMS ARE INAPPLICABLE


                     STANDEX INTERNATIONAL CORPORATION


                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STANDEX INTERNATIONAL CORPORATION


Date:  May 12, 2000                /s/ Robert R. Kettinger
                                   Robert R. Kettinger
                                   Corporate Controller


Date:  May 12, 2000                /s/ Edward F. Paquette
                                   Edward F. Paquette
                                   Vice President/CFO