Form 10-K
period 2000-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2000-09-26
CIK 310354

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000      Commission File Number 1-7233

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

 Title of Each Class                 Name of Each Exchange on Which Registered
Common Stock, Par Value $1.50 Per            New York Stock Exchange
Share

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES
X      NO

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at the close of business on July 31, 2000 was approximately $211,166,000 Registrant's closing price as reported on the New York Stock Exchange for July 31, 2000 was $17.25 per share.

    The number of shares of Registrant's Common Stock outstanding on September 13, 2000 was 12,419,681.

    Portions of the 2000 Annual Report to Shareholders of Registrant are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of Registrant dated September 21, 2000 are incorporated in Part III of this report.


                                 PART I
                            ITEM 1.  BUSINESS

    Standex1 is a diversified manufacturing and marketing company with operations in three product segments: Food Service, Industrial and Consumer. Standex was incorporated in 1975 and is the successor of a corporation organized in 1955.

    The business of the Company is carried on within the three segments by a number of operating units, each with its own organization. The management of each operating unit has responsibility for product development, manufacturing, marketing and for achieving a return on investment in accordance with the standards established by Standex. Overall supervision, coordination and financial control are maintained by the executive staff from its corporate headquarters located at 6 Manor Parkway, Salem, New Hampshire. As of June 30, 2000, the Company had approximately 5,600 employees.

    The principal products produced and services rendered by each of the segments of Standex are incorporated herein by reference to pages 4 through 15 of the Annual Report to Shareholders for the fiscal year ended June 30, 2000 (the "2000 Annual Report"). Sales are made both directly to customers and by or through manufacturers representatives, dealers and distributors.

<F1>
 References in this Annual Report on Form 10-K to "Standex" or the "Company" shall mean Standex International Corporation and its subsidiaries.

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

 .    USECO food service equipment and patient feeding systems for hospitals, schools, nursing homes, correctional facilities and restaurants; H. F. Coors hotel restaurant china and cookware; and Mason candle lamps and candles for restaurants, hotels and commercial industries.

 .    Procon(R) rotary vane pumps for the carbonated beverage
     industry, espresso coffee machine markets, water purification industry and coolant recirculation systems.

Industrial Products

 .    Spincraft(R) power metal spinning, custom formed components for aircraft engines, space launch vehicles, gas turbines, nuclear reactors, military ordnance, commercial satellites and similar products for OEMs, U.S. Government, energy, aircraft, aerospace and commercial satellite industry and other commercial industries.


 .    Jarvis, Can-Am Casters and WheelTM and PEMCO(R) casters and wheels and industrial hardware for general industry, hospitals, supermarkets, hotels and restaurants.

 .    National Metal fabricated metal products, including specialty hardware and metal furniture for the food service industry, retail stores, office furniture markets, stationary supply houses and other industries.

 .    Roehlen(R) embossing rolls, texturizing and laser engraving systems, machines and plates; Mold-Tech(R) mold engraving; Keller-Dorian print rolls and calendering equipment; Mullen(R) Burst Testers; Perkins converting and finishing machinery and systems for general industry (e.g., automotive, plastics, textiles, paper, building products, synthetic materials, OEMs, converting, textile and paper industry, computer, housewares and construction industries).

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

 .    James Burn Wire-O(R) double looped wire and machinery and
     complete binding system for printers, publishers and binders of checkbooks, calendars, diaries, appointment books, cookbooks, catalogs and manuals.


Consumer Products

 .    Standard Publishing(R) publishes and markets religious
     periodicals, curricula, Sunday school literature, children's books and supplies for Sunday schools, churches, vacation Bible schools and Christian bookstores and prints for general commerce and industry.

 .    Berean(R) Christian Stores, a chain of 22 Berean(R) Christian bookstores, which serve as distribution centers and retail outlets for religious books and merchandise.

 .    Snappy(R), ACME and ALCO metal ducting and fittings for
     heating, ventilating and air conditioning distributors throughout the continental United States.

 .    Frank Lewis(R) Grapefruit Club gift packages, Red Cooper(R)
     fresh grapefruit, Harry's Crestview Groves(R) grapefruit packages, grapefruit juice, grapefruit sections, onions, melons and roses; Salsa Express(R) salsas and other related food products; Red Cooper's Onion Store onions for mail order consumer direct sales.

    Financial information on each of the product groups of Standex as well as financial information of non-U.S. operations is incorporated by reference to the note to the consolidated financial statements entitled Industry Segment Information on pages 26 and 27 of the 2000 Annual Report.

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

Backlog
    Backlog orders believed to be firm at June 30, 2000 and 1999 are as follows (in thousands):

                                        2000     1999
              Food Service           $22,562  $21,379
              Industrial             116,941  122,337
              Consumer                 7,276    6,636
                   Total            $146,779 $150,352

    All but approximately $64,758,000 of the 2000 backlog, and $70,415,000 of the 1999 backlog, was expected to be realized as sales in the following fiscal year.

Competition

  Standex manufactures and markets products many of which have achieved a unique or leadership position in their market. However, the Company encounters competition in varying degrees in all product groups and for each product line. Competitors include domestic and foreign producers of the same and similar products. The principal methods of competition are price, delivery schedule, quality of services, product performance and other terms and conditions of sale. During fiscal 2000, the Company invested $22,787,000 in new plant and equipment in order to upgrade facilities to become more competitive in all segments.

International Operations

    Substantially all international operations of the Company are related to domestic operations and are included in the Food Service and Industrial business segments. International operations are conducted at 34 plants, principally in Western Europe. The industry segment information regarding non-U.S. operations on page 27 of the 2000 Annual Report is incorporated herein by reference.

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

                           ITEM 2.  PROPERTIES

    At June 30, 2000, Standex operated a total of 91 principal plants, stores and warehouses located through the United States, Western Europe,
Canada, Australia, Singapore and Mexico.  The Company owned 50 of the facilities and the balance were leased.  The Company operated 22 retail stores in various sections of the United States, of which all were leased.  The approximate building space utilized by each product group of Standex at June 30, 2000 is as follows (in thousands):
                                            Area in Square Feet
                                            Owned      Leased

    Food Service                             698         228
    Industrial                             1,429         414
    Consumer                               1,119         373
    General Corporate                         55           -
         Total                             3,301       1,015

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

                      EXECUTIVE OFFICERS OF STANDEX
Name                   Age           Principal Occupation During the Past
                                     Five Years

Thomas L. King          70           Chairman of the Board of the Company
                                     since January 1992; President of the
                                     Company from August 1984 to July 1994;
                                     and Chief Executive Officer of the
                                     Company from July 1985 to June 1995.

Edward J. Trainor       60           Chief Executive Officer of the Company
                                     since July 1995; President of the Company
                                     since July 1994; Chief Operating Officer
                                     of the Company from July 1994 to June 1995;
                                     and Vice President of the Company from
                                     July 1992 to July 1994.

David R. Crichton       62           Executive Vice President/Operations
                                     of the Company since June 1989.

Edward F. Paquette      64           Vice President/CFO of the Company since
                                     July 1998; Assistant to the President/CEO
                                     of the Company from September 1997 to June
                                     1998 and prior thereto Partner of Deloitte
                                     & Touche LLP.

Deborah A. Rosen        45           Vice President of the Company since July
                                     1999; General Counsel of the Company since
                                     January 1998; Secretary of the Company
                                     since October 1997; Assistant General
                                     Counsel and Assistant Secretary of the
                                     Company from January 1997 to December 1997
                                     and prior thereto Senior Corporate Attorney
                                     and Assistant Secretary of the Company.

Daniel C. Potter        44           Treasurer of the Company since August 1998;
                                     Assistant Treasurer from July 1997 to July
                                     1998; Corporate Tax Manager of the Company
                                     since February 1997; Tax Manager of the
                                     Company from August 1996 to January 1997
                                     and prior thereto Tax Manager/International.

Robert R. Kettinger     58           Corporate Controller of the Company since
                                     July 1991.

Jerry G. Griffin        50           Group Vice President, Food Service Group
                                     since July 1998; President of Standex
                                     Commercial Products from 1990 to 1998;
                                     and prior thereto Vice President of Finance
                                     and Administration of Standex Commercial
                                     Products.

Peter G. Gerstberger    58           Group Vice President, Consumer Group since
                                     April 1999; prior thereto Founder and
                                     President of The Berwick Group, a
                                     management consulting group.

     Other than Messrs. Griffin and Gerstberger, who are not corporate officers, the executive officers are elected each year by the Board of Directors to serve for one-year terms of office. There are no family relationships among any of the directors or executive officers of the Company.

                                 PART II

                ITEM 5.  MARKET FOR STANDEX COMMON STOCK
                     AND RELATED STOCKHOLDER MATTERS

    The principal market in which the Common Stock of Standex is traded is the New York Stock Exchange. The high and low sales prices for the Common Stock on the New York Stock Exchange and the dividends paid per Common Share for each quarter in the last two fiscal years are incorporated by reference to page 19 of the 2000 Annual Report. The approximate number of stockholders of record on September 13, 2000 was 3,200.

                    ITEM 6.  SELECTED FINANCIAL DATA

    Selected financial data for the five years ended June 30, 2000 is incorporated by reference to the table entitled "Five-Year Financial Review" on page 19 of the 2000 Annual Report. This summary should be read in conjunction with the consolidated financial statements and related notes included in the 2000 Annual Report on pages 20 through 31.

                    ITEM 7.  MANAGEMENT'S DISCUSSION
                   AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

    Management's discussion and analysis of financial condition and results of operations of the Company is incorporated by reference to pages 16 through 18 of the 2000 Annual Report.

                       ITEM 7A.  QUANTITATIVE AND
                         QUALITATIVE DISCLOSURES
                            ABOUT MARKET RISK

    Quantitative and qualitative disclosures about market risk are incorporated by reference to page 18 of the 2000 Annual Report.


                      ITEM 8.  FINANCIAL STATEMENTS
                         AND SUPPLEMENTARY DATA

    The information required by this item is incorporated by reference to pages 19 through 32 of the 2000 Annual Report.

               ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                  None

                                PART III

               ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
                               OF STANDEX

    Certain information concerning the directors of the Company is incorporated by reference to pages 2 through 4 and pages 17 and 20 of the Proxy Statement of the Company, dated September 21, 2000 (the "2000 Proxy Statement"). Certain information concerning the executive officers of the Company is set forth in Part I under the caption
"Executive Officers of Standex."

                    ITEM 11.  EXECUTIVE COMPENSATION

    Information regarding executive compensation is incorporated by reference to pages 7 through 15 of the 2000 Proxy Statement.

                 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                    BENEFICIAL OWNERS AND MANAGEMENT

    The stock ownership of each person known to Standex to be the beneficial owner of more than 5% of its Common Stock and the stock ownership of all directors and executive officers of Standex as a group are incorporated by reference to pages 3 through 5 of the 2000 Proxy Statement. The beneficial ownership of Standex Common Stock of all directors and executive officers of the Company is incorporated by reference to pages 3 through 4 of the 2000 Proxy Statement.

                   ITEM 13.  CERTAIN RELATIONSHIPS AND
                          RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions is incorporated by reference to page 18 of the 2000 Proxy Statement.

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

    (b)  Reports on Form 8-K

    Standex filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended June 30, 2000.

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

               (b)  Rights Agreement of the Company is
                    incorporated by reference to Form 8A filed with the Securities and Exchange Commission on December 18, 1998 and to the Form 8-K filed with the Securities and Exchange Commission on December 18, 1998

       (c)  Exhibits  (Continued)

          10.  (a)  Employment Agreement dated May 1,
                    2000, between the Company and David R. Crichton is incorporated by this reference to the exhibits to this Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (the "2000 10-K").

               (b)  Employment Agreement dated May 1,
                    2000, between the Company and Edward J. Trainor is incorporated by this reference to the exhibits to the 2000 10-K.

               (c)  Employment Agreement dated May 1,
                    2000, between the Company and Edward F. Paquette is incorporated by this reference to the exhibits to the 2000 10-K.

               (d)  Employment Agreement dated May 1,
                    2000, between the Company and Deborah A. Rosen is attached hereto and incorporated by this reference to the exhibits to the 2000 10-K.

               (e)  Standex International Corporation
                    1998 Long Term Incentive Plan, effective October 27, 1998 is incorporated by reference to the exhibits to the Quarterly Report of Standex on Form 10-Q of the fiscal quarter ended December 31, 1998.

               (f)  Standex International Corporation
                    Profit Improvement Participation Shares Plan as amended and restated on April 26, 1995 is incorporated by reference to the exhibits to the Annual Report of Standex on Form 10-K for the fiscal year ended June 30, 1995 (the "1995 10-K").

               (g)  Standex International Corporation
                    Stock Option Loan Plan, effective January 1, 1985, as amended and restated on January 26, 1994, is incorporated by reference to the exhibits to the 1994 10-K.

               (h)  Standex International Corporation
                    Executive Security Program, as amended and restated on July 27, 1994, and as further amended and restated on October 29, 1996 is incorporated by reference to the exhibits to the Quarterly Report of Standex on Form 10-Q for the fiscal quarter ended December 31, 1996 (the "December 31, 1996 10-Q").

               (i)  Standex International Corporation
                    1985 Stock Option Plan effective July 31, 1985, as amended on October 30, 1990, is incorporated by reference to the exhibits to the Annual Report of Standex on Form 10-K for the fiscal year ended June 30, 1991.

               (j)  Standex International Corporation
                    Executive Life Insurance Plan effective April 27, 1994 and amended on April 24, 1996 and as further amended and restated on October 29, 1996 is incorporated by reference to the exhibits to the December 31, 1996 10-Q.

       (c)  Exhibits  (Continued)

               (k)  Standex International Corporation
                    1994 Stock Option Plan effective July 27, 1994 is incorporated by reference to the exhibits to the 1994 10-K.

               (l)  Standex International Corporation
                    Supplemental Retirement Plan adopted April 26, 1995 and amended on July 26, 1995 is incorporated by reference to the exhibits to the 1995 10-K.

          13.  The Annual Report to Shareholders of the
               Company for the fiscal year ended June 30, 2000 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders) is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K.

          21.  Subsidiaries of Standex.

          23.  Independent Auditors' Consent.

          24.  Powers of Attorney of David R. Crichton, William
               R. Fenoglio, Walter F. Greeley, Daniel B. Hogan, Thomas L. King, C. Kevin Landry, H. Nicholas Muller, III, Ph.D., Edward F. Paquette and Sol Sackel.

          27.  Financial Data Schedule.

    (d)  Schedule

    The schedule listed in the accompanying Index to the Consolidated Financial Statements and Schedules is filed as part of this Annual Report on Form 10-K.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 26, 2000.

                             STANDEX INTERNATIONAL CORPORATION
                                         (Registrant)


                             By:/s/ Edward J. Trainor
                                Edward J. Trainor, President/
                                Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on September 26, 2000:

  Signature                                  Title

/s/ Edward J. Trainor         President/Chief Executive Officer
Edward J. Trainor

/s/ Edward F. Paquette        Vice President/Chief Financial Officer
Edward F. Paquette

/s/ Robert R. Kettinger       Corporate Controller (Chief Accounting Officer)
Robert R. Kettinger

     Edward J. Trainor, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on September 26, 2000 as attorney-in-fact for the following directors of the Registrant:

         David R. Crichton        C. Kevin Landry
         William R. Fenoglio      H. Nicholas Muller, III, Ph.D.
         Walter F. Greeley        Edward F. Paquette
         Daniel B. Hogan          Sol Sackel
         Thomas L. King



                                  /s/ Edward J. Trainor
                                  Edward J. Trainor

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                         Page No. in
                                                        Annual Report
                                                           ("AR")

              Financial Statements

Statements of Consolidated Income for the
 Years Ended June 30, 2000, 1999 and 1998                       AR 20

Consolidated Balance Sheets at June 30, 2000 and 1999           AR 21

Statements of Consolidated Stockholders' Equity for
 the Years Ended June 30, 2000, 1999 and 1998                   AR 20

Statements of Consolidated Cash Flows for
 the Years Ended June 30, 2000, 1999 and 1998                   AR 22

Notes to Consolidated Financial Statements.                AR 23 - 31

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


                INDEX TO ITEMS INCORPORATED BY REFERENCE

                                                         Page No. in
                                                        Annual Report
                                                        ("AR") or Proxy
                                                        Statement ("P")
                   PART I

Item 1Business                                         AR 4 - 15
      Industry Segment Information                         AR 26

INDEX TO ITEMS INCORPORATED BY REFERENCE

                                                      Page No. in
                                                      Annual Report
                                                      ("AR") or Proxy
                                                      Statement P")

                   PART II

Item 5   Market for Standex Common Stock and Related
         Stockholder Matters                                  AR 19

Item 6   Selected Financial Data                              AR 19

Item 7   Management's Discussion and Analysis of Financial
         Condition and Results of Operations              AR 16 - 18

Item 7A   Quantitative and Qualitative Disclosures About
          Market Risk                                          AR 18

Item 8    Financial Statements and Supplementary Data     AR 19 - 32


                   PART III

Item  10  Directors and Executive Officers of Standex     P  2-4; 17; 20

Item 11  Executive Compensation                           P  7-15

Item 12  Security Ownership of Certain Beneficial
         Owners and Management                            P  3-5

Item 13  Certain Relationships and Related Transactions   P 18


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of STANDEX INTERNATIONAL CORPORATION
Salem, New Hampshire

We have audited the consolidated financial statements of Standex International Corporation and subsidiaries as of June 30, 2000 and 1999, and for each of the three years in the period ended June 30, 2000, and have issued our report thereon dated August 15, 2000; such consolidated financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Standex International Corporation and subsidiaries, listed in Item 14(a)(ii). This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Boston, Massachusetts

August 15, 2000



                            INDEX TO EXHIBITS

                                                                 PAGE

10.  Employment Agreements of David R. Crichton,
     Edward J. Trainor, Edward F. Paquette,
     and Deborah A. Rosen

13.  The Annual Report to Shareholders of
     the Company for the fiscal year ended
     June 30, 2000 (except for the pages
     and information thereof expressly
     incorporated by reference in this Form
     10-K, the Annual Report to
     Shareholders) is provided solely for
     the information of the Securities and
     Exchange Commission and is not deemed
     "filed" as part of this Form 10-K

21.  Subsidiaries of Registrant

23.  Independent Auditors' Consent
24.  Powers of Attorney of
     David R. Crichton,
     William R. Fenoglio,
     Walter F. Greeley, Daniel B. Hogan,
     Thomas L. King, C Kevin Landry,
     H. Nicholas Muller, III, Ph.D.,
     Edward F. Paquette and Sol Sackel

27.  Financial Data Schedule