Form 10-Q
period 2000-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 2000-11-14
CIK 310354

FORM 10-Q

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2000    Commission File Number 1-7233

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

   The number of shares of Registrant's Common Stock outstanding on September 30, 2000 was 12,260,425.

                     STANDEX INTERNATIONAL CORPORATION

                                 I N D E X

                                                               Page No.
PART I.   FINANCIAL INFORMATION:

Item 1.
 Statements of Consolidated Income for the
 Three Months Ended September 30, 2000 and
 1999                                                             2

 Consolidated Balance Sheets, September 30, 2000
 and June 30, 2000                                                3

 Statements of Consolidated Cash Flows for the
 Three Months Ended September 30, 2000 and 1999                   4

 Notes to Financial Information                                 5-7

Item 2.
 Management's Discussion and Analysis                           8-9

Item 3.
 Quantitative and Qualitative Disclosures About
 Market Risk                                                     10

PART II.  OTHER INFORMATION:

Item 6.
 Exhibits and Reports on Form 8-K                                11

                      PART I.  FINANCIAL INFORMATION
                     STANDEX INTERNATIONAL CORPORATION
                     Statements of Consolidated Income
                               (000 Omitted)


                                                      Three Months Ended
                                                         September 30
                                                         2000      1999
Net Sales                                             $151,279  $157,803
Cost of Products Sold                                  103,214   108,110
Gross Profit Margin                                     48,065    49,693
Selling, General and Administrative Expenses            33,730    34,460
Income from Operations                                  14,335    15,233
Other Income/(Expense):
 Gain on Stock Received                                      0     2,734
 Interest Expense                                      (2,948)   (2,659)
 Interest Income                                           117       160
Other Income/(Expense) - net                           (2,831)       235
Income Before Income Taxes                              11,504    15,468
Provision for Income Taxes                               4,466     5,951
Net Income                                             $ 7,038   $ 9,517
Earnings Per Share:
 Basic                                                 $   .57   $   .74
 Diluted                                               $   .57   $   .74

Cash Dividends Per Share                               $   .20   $   .19

                     STANDEX INTERNATIONAL CORPORATION
                        Consolidated Balance Sheets
                               (000 Omitted)
                                                    September 30  June 30
                                                        2000       2000
              ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                           $ 11,511   $ 10,438
 Receivables, net of allowances for
 doubtful accounts                                    100,782    104,431
   Inventories (approximately 45%
   finished goods, 20% work in process,
   and 35% raw materials and supplies)                112,757    112,201
 Prepaid expenses                                      11,541      4,316
    Total current assets                              236,591    231,386

PROPERTY, PLANT AND EQUIPMENT                         257,798    259,642
 Less accumulated depreciation                        145,469    147,505
    Property, plant and equipment, net                112,329    112,137

OTHER ASSETS:
 Prepaid pension cost                                  39,542     38,334
 Goodwill, net                                         29,403     31,184
 Other                                                 11,615     11,159
    Total other assets                                 80,560     80,677

      TOTAL                                          $429,480   $424,200

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable and current portion
   of long-term debt                                $   2,313   $  2,356
 Accounts payable                                      36,417     36,495
 Income taxes                                           8,911      5,357
 Accrued expenses                                      35,020     42,168
    Total current liabilities                          82,661     86,376

LONG-TERM DEBT (less current portion
  included above)                                     158,420    153,436

DEFERRED INCOME TAXES AND OTHER LIABILITIES            19,630     19,573

STOCKHOLDERS' EQUITY:
 Common stock                                          41,976     41,976
 Additional paid-in capital                             9,348      9,275
 Retained earnings                                    367,864    363,303
 Cumulative translation adjustment                     (7,086)    (7,965)
 Less cost of treasury shares                        (243,333)  (241,774)
    Total stockholders' equity                        168,769    164,815
      TOTAL                                          $429,480   $424,200

                     STANDEX INTERNATIONAL CORPORATION
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                               (000 OMITTED)

                                                      Three Months Ended
                                                          September 30
                                                         2000      1999
Cash Flows from Operating Activities:
 Net income                                           $  7,038  $  9,517
 Depreciation and amortization                           3,486     3,493
 Net changes in assets and liabilities                  (6,988)   (8,037)
    Net Cash Provided by Operating Activities            3,536     4,973

Cash Flows from Investing Activities:
 Expenditures for property and equipment               (4,351)   (2,737)
 Other                                                     898       113
    Net Cash Used for Investing Activities             (3,453)   (2,624)

Cash Flows from Financing Activities:
 Proceeds from additional borrowings                    12,129     6,614
 Net payments of debt                                   (7,188)   (7,180)
 Cash dividends paid                                    (2,477)   (2,449)
 Purchase of treasury stock                            ( 3,076)   (1,615)
 Other, net                                              1,589       448
    Net Cash (Used for)/Provided by
    Financing Activities                                   977    (4,182)

Effect of Exchange Rate Changes on Cash                     13      (65)

Net Change in Cash and Cash Equivalents                  1,073    (1,898)

Cash and Cash Equivalents at Beginning of Year          10,438     5,909

Cash and Cash Equivalents at September 30             $ 11,511  $  4,011


Supplemental Disclosure of Cash Flow Information:
 Cash paid during the three months for:
    Interest                                          $  3,368  $  3,192
    Income taxes                                      $  1,930  $  2,268

                      NOTES TO FINANCIAL INFORMATION

1.   Management Statement

  The financial statements as reported in this Form 10-Q reflect all adjustments (including those of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of results for the three months ended September 30, 2000 and 1999.

  These financial statements should be read in conjunction with the audited financial statements as of June 30, 2000. Accordingly, footnote disclosures that would substantially duplicate the disclosures contained in the latest audited financial statements have been omitted from this filing.

2.   Per Share Calculation
  The following table sets forth the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

                                                       Three Months Ended
                                                          September 30
                                                         2000      1999
      Basic - Average Shares Outstanding               12,293    12,883
      Effect of Dilutive Securities:
        Stock Options                                     147        59

      Diluted - Average Shares Outstanding             12,440    12,942

  Both basic and diluted incomes are the same for computing earnings per share.

  Cash dividends per share have been computed based on the shares outstanding at the time the dividends were paid. The shares (in thousands) used in this calculation for the three months ended
  September 30, 2000 and 1999 were 12,383 and 12,892, respectively.

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

4.   Comprehensive Income

  In addition to net income, the only item which would be included in comprehensive income is foreign currency translation adjustments. For the three months ended September 30, 2000 and 1999, comprehensive income totaled approximately $7,917,000 and $8,514,000, respectively.

5.   Restructuring Charge

  In June 2000, the Company recorded a restructuring charge of $5,408,000 before taxes. The restructuring plan involved the: (1) disposal, closing or elimination of certain under-performing and unprofitable operating plants, product lines, manufacturing processes and businesses;
  (2) realignment and consolidation of certain marketing and distribution activities; and (3) other cost containment actions, including selective personnel reductions. The charge was recorded in the line item
  "Restructuring charge (credit)" on the Statements of Consolidated Income of the 2000 Annual Report. As part of this restructuring the Company sold for cash the assets and operations of its Keller-Dorian and Goyot subsidiaries in September, 2000.
  The following schedule reflects the Company's restructuring activities
  (in thousands) since the charge was recorded:

                                  Involuntary
                                  Employee
                                  Severance and    Asset        Shutdown
                                  Benefit Costs    Impairment   Costs     Total

  Reserve beginning balance         $1,036         $3,775       $ 597    $5,408
  Expended:
    Cash                               275              -         135       410
    Non-cash
    (disposals and write-offs)                      3,253                 3,253
         Total                         275          3,253         135     3,663

  Estimated costs to be incurred    $  761         $  522       $ 462    $1,745

6.   Industry Segment Information
  The Company is composed of three product segments. Net sales include only transactions with unaffiliated customers and include no intersegment sales. Operating income by segment excludes general corporate expenses, interest expense and income, and the gain on stock received.

                                             (000 Omitted)
                                                           Income
                                     Net Sales         From Operations
                                   2000      1999      2000      1999
  Food Service                 $ 36,721  $ 37,783   $ 3,209   $ 3,525
  Industrial                     64,398    67,050     7,740     7,433
  Consumer                       50,160    52,970     5,391     6,988
  Corporate                                          (2,005)   (2,713)

       Total                   $151,279  $157,803   $14,335   $15,233

7.   Derivative Instruments and Hedging Activities

  Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Standex manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rate debt to reduce certain exposures to interest rate fluctuations. Standex designates its interest rate swaps as cash flow hedge instruments, whose recorded value in the consolidated balance sheet approximates fair market value. Forward foreign currency exchange contracts are used by the Company to protect certain anticipated foreign cash flows, such as dividends and loan payments from subsidiaries, against movements in the related exchange rates. The Company enters into such contracts for hedging purposes only. The Company does not hold or issue derivative instruments for trading purposes. At September 30, 2000, the Company had no significant forward foreign currency contracts. The cumulative effect of a change in accounting principles due to adoption of SFAS No. 133 as of July 1, 2000 did not have a significant impact on earnings for the quarter ended September 30, 2000.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

During the first quarter of fiscal 2001 the Company invested $4.4 million in plant and equipment, purchased $3.1 million of the Company's Common Stock and paid out $2.5 million in cash dividends to the Company's shareholders. These expenditures were primarily funded with net operating cash flows of $3.5 million and the balance from additional borrowings. The Company intends to continue its policy of using its funds to make acquisitions when conditions are favorable, invest in property, plant and equipment, pay dividends and purchase its Common Stock.

New Accounting Pronouncements - Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS No. 133, which did not have a material effect on the Company's financial position or results of operations, is more fully described in the Notes to Financial Information.

In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements and will be effective for the Company in the latter part of fiscal 2001. Management expects that the adoption of SAB No. 101 will not have a material effect on the Consolidated Financial Statements.

OPERATIONS

                     Quarter Ended September 30, 2000
            As compared to the Quarter Ended September 30, 1999

Net sales for the quarter ended September 30, 2000 decreased by approximately $6.5 million or 4.1% for the quarter ended September 30, 1999. The effect, on net sales, of changes in the average foreign exchange rates was not significant.

Net sales in the Food Service Segment of $36.7 million were approximately $1.1 million or 2.8% less than the prior year; Consumer Segment net sales decreased by 5.3% to $50.2 million from the prior year's $53 million; and Industrial Segment net sales were $64.4 million versus $67.0 million in fiscal 2000. The Food Service and Consumer Segment declines are primarily attributable to general economic conditions including a slowdown in the U.S. economy and the impact of consolidations taking place in retail markets. A strong British Pound, that continues to make imports from Euro currency countries more competitive in the U.K. and products manufactured in the U.K. less competitive for export to Euro currency countries, had a negative impact on Industrial Segment sales.

The Company's gross profit margin percentage ("GPMP") remained at 32% and none of the segments reported significant changes in GPMP.

Consolidated selling, general and administrative expenses, while decreasing by $730,000, remained stable overall as a percent of net sales at approximately 22%. None of the segment changes were individually significant.

During the quarter ended September 30, 1999, other income of $2.7 million was recorded resulting from the receipt of marketable stock of an insurance company, in which Standex owned life policies that "demutualized" by converting from a mutual company to a stock company.

Interest expense for the current quarter increased $287,000 or 10.9% versus the same quarter in the previous fiscal year due to an increase in interest rates and an increase in average debt outstanding.

Pre-tax income was $11.5 million compared to $15.5 million in the prior year. The effective tax rate increased only slightly to 38.8% in the current period compared to 38.5% in the prior year.

As a result of the above, net income for the quarter ended September 30, 2000 was $7.0 million compared to $9.5 million for the quarter ended September 30, 1999.

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

There have been no significant changes in the exposure to changes in both foreign currency and interest rates from June 30, 2000 to September 30, 2000.

                        PART II.  OTHER INFORMATION

                 ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    27. Financial Data Schedule

(b) Reports on Form 8-K

     The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 2000.

                     ALL OTHER ITEMS ARE INAPPLICABLE

                     STANDEX INTERNATIONAL CORPORATION

                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STANDEX INTERNATIONAL CORPORATION

Date:  November 14, 2000           /s/ Robert R. Kettinger
                                   Robert R. Kettinger
                                   Corporate Controller

Date:  November 14, 2000           /s/ Edward F. Paquette
                                   Edward F. Paquette
                                   Vice President/CFO