Form 10-Q
period 2000-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 2001-02-12
CIK 310354

FORM 10-Q


                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended December 31, 2000     Commission File Number 1-7233



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


   The number of shares of Registrant's Common Stock outstanding on December 31, 2000 was 12,154,569.


                     STANDEX INTERNATIONAL CORPORATION

                                 I N D E X

                                                               Page No.
PART I.   FINANCIAL INFORMATION:

Item 1.
 Statements of Consolidated Income for the
 Three and Six Months Ended December 31,
 2000 and 1999                                                   2

 Consolidated Balance Sheets, December 31, 2000
 and June 30, 2000                                               3

 Statements of Consolidated Cash Flows for the
 Six Months Ended December 31, 2000 and 1999                     4

 Notes to Financial Information                                5-7

Item 2.
 Management's Discussion and Analysis                         8-10

Item 3.
 Quantitative and Qualitative Disclosures About
 Market Risk                                                    11

PART II.  OTHER INFORMATION:

Item 4.
 Submission of Matters to a Vote of Security
 Holders                                                        12

Item 6.
 Exhibits and Reports on Form 8-K                               12

                      PART I.  FINANCIAL INFORMATION

                     STANDEX INTERNATIONAL CORPORATION
                     Statements of Consolidated Income
                               (000 Omitted)
                                   Three Months Ended    Six Months Ended
                                       December 31          December 31
                                    2000      1999       2000      1999
Net Sales                          $158,652  $163,050   $309,931  $320,853
Cost of Products Sold               104,169   107,795    207,383   215,905
Gross Profit Margin                  54,483    55,255    102,548   104,948
Selling, General and
Administrative Expenses              39,215    40,367     72,945    74,827
Income from Operations               15,268    14,888     29,603    30,121
Other Income/(Expense):
 Gain on Stock Received                 0         0          0       2,734
 Interest Expense                    (3,060)   (2,812)    (6,008)   (5,471)
 Interest Income                         63        64        180       224
Other Income/(Expense) - net         (2,997)   (2,748)    (5,828)   (2,513)
Income Before Income Taxes           12,271    12,140     23,775    27,608
Provision for Income Taxes            4,718     4,527      9,184    10,478
Net Income                           $7,553    $7,613    $14,591   $17,130
Earnings Per Share:
 Basic                               $  .62    $  .59     $ 1.19    $ 1.33
 Diluted                             $  .61    $  .59     $ 1.18    $ 1.33

Cash Dividends Per Share             $  .21    $  .20     $  .41    $  .39

                     STANDEX INTERNATIONAL CORPORATION
                        Consolidated Balance Sheets
                               (000 Omitted)
                                                      December 31 June 30
                                                         2000      2000
              ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                            $   9,442 $  10,438
 Receivables, net of allowances for
     doubtful accounts                                   94,583   104,431
 Inventories (approximately 45%
   finished goods, 20% work in process,
   and 35% raw materials and supplies)                  110,058   112,201
 Prepaid expenses                                         8,705     4,316
    Total current assets                                222,788   231,386

PROPERTY, PLANT AND EQUIPMENT                           260,116   259,642
 Less accumulated depreciation                          147,289   147,505
    Property, plant and equipment, net                  112,827   112,137

OTHER ASSETS:
 Prepaid pension cost                                    40,595    38,334
 Goodwill, net                                           28,932    31,184
 Other                                                   11,430    11,159
    Total other assets                                   80,957    80,677

      TOTAL                                            $416,572  $424,200

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable and current portion
   of long-term debt                                   $  2,964  $  2,356
 Accounts payable                                        35,588    36,495
 Income taxes                                             6,267     5,357
 Accrued expenses                                        36,869    42,168
    Total current liabilities                            81,688    86,376

LONG-TERM DEBT (less current portion)                   146,392   153,436

DEFERRED INCOME TAXES AND OTHER LIABILITIES              19,486    19,573

STOCKHOLDERS' EQUITY:
 Common stock                                            41,976    41,976
 Additional paid-in capital                               9,232     9,275
 Retained earnings                                      372,850   363,303
 Accumulated other comprehensive income                  (9,470)   (7,965)
 Less cost of treasury shares                          (245,582) (241,774)
    Total stockholders' equity                          169,006   164,815
      TOTAL                                            $416,572  $424,200

                     STANDEX INTERNATIONAL CORPORATION

                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                               (000 OMITTED)
                                                         Six Months Ended
                                                             December 31
                                                         2000      1999
Cash Flows from Operating Activities:
 Net income                                             $14,591   $17,130
 Depreciation and amortization                            6,852     6,968
 Net changes in assets and liabilities                    1,125    (1,219)
    Net Cash Provided by Operating Activities            22,568    22,879

Cash Flows from Investing Activities:
 Expenditures for property and equipment                 (8,651)   (9,304)
 Other                                                      845       124
    Net Cash Used for Investing Activities               (7,806)   (9,180)

Cash Flows from Financing Activities:
 Proceeds from additional borrowings                        928     7,006
 Payments of debt                                        (7,363)   (7,747)
 Cash dividends paid                                     (5,043)   (5,019)
 Purchase of treasury stock                              (6,134)   (3,946)
 Other, net                                               2,281       909
    Net Cash Used for Financing Activities              (15,331)   (8,797)

Effect of Exchange Rate Changes on Cash                    (427)     (128)

Net Change in Cash and Cash Equivalents                    (996)    4,774

Cash and Cash Equivalents at Beginning of Year           10,438     5,909

Cash and Cash Equivalents at December 31                 $9,442   $10,683

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the six months for:
    Interest                                             $5,083    $5,534
    Income taxes                                         $8,274    $9,539


                      NOTES TO FINANCIAL INFORMATION


1.   Management Statement

  The financial statements as reported in this Form 10-Q reflect all adjustments (including those of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of results for the three and six months ended December 31, 2000 and 1999.

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

2.   Per Share Calculation

  The following table sets forth the number of shares (in thousands) used in the computation of basic and diluted earnings per share:
                                       Three Months Ended   Six Months Ended
                                          December 31         December 31
                                        2000      1999       2000    1999

Basic Average Shares Outstanding        12,202    12,820     12,245  12,851
Effect of Dilutive Securities:
  Stock Options                            153        90        151      75

Diluted Average Shares Outstanding      12,355    12,910     12,396  12,926

Both basic and diluted incomes are the same for computing earnings per share.

Cash dividends per share have been computed based on the shares outstanding at the time the dividends were paid. The shares (in thousands) used in this calculation for the three and six months ended
December 31, 2000 and 1999 were as follows:

                                      2000       1999
	 Quarter                     12,223      12,849
         Year-to-date                12,301      12,870

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

4.   Comprehensive Income

  In addition to net income, the only item which would be included in comprehensive income is foreign currency translation adjustments. For the six months ended December 31, 2000 and 1999, comprehensive income totaled approximately $13,085,000 and $16,321,000, respectively.

5.   Restructuring Charge

  In June 2000, the Company recorded a restructuring charge of $5,408,000 before taxes. The restructuring plan involved the: (1) disposal, closing or elimination of certain under-performing and unprofitable operating plants, product lines, manufacturing processes and businesses;
  (2) realignment and consolidation of certain marketing and distribution activities; and (3) other cost containment actions, including selective personnel reductions. The charge was recorded in the line item "Restructuring charge (credit)" on the Statements of Consolidated Income of the 2000 Annual Report. As part of this restructuring the Company sold for cash the assets and operations of its Keller-Dorian and Goyot subsidiaries in September.

  The following schedule reflects the Company's restructuring activities
  (in thousands) since the charge was recorded:
                            Involuntary
                             Employee
                            Severance and   Asset       Shutdown
                            Benefit Costs   Impairment  Costs     Total

  Reserve beginning balance $1,036          $3,775      $  597    $5,408
  Expended:
    Cash                       421                         176       597
    Non-cash (disposals
      and write-offs)                        3,021                 3,021
         Total                 421           3,021         176     3,618

  Estimated costs to be
    incurred                $  615          $  754      $  421   $ 1,790

  The Company believes that all remaining costs will be incurred by the end of fiscal 2001.

6.   Industry Segment Information

  The Company is composed of three product segments.  Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Operating income by segment excludes general corporate expenses, interest expense and income, and the gain on stock received.
                                                   Net Sales
                                   Three Months Ended     Six Months Ended
                                      December 31            December 31
          Segment                  2000          1999     2000       1999
          Food Service            $ 36,856  $ 34,058   $ 73,577  $ 71,841
          Industrial                61,723    66,570    126,121   133,620
          Consumer                  60,073    62,422    110,233   115,392
               Total              $158,652  $163,050   $309,931  $320,853

                                              Income From Operations
                                     Three Months Ended   Six Months Ended
                                        December 31         December 31
          Segment                     2000      1999       2000      999
          Food Service               $ 3,659   $ 2,314    $  6,868   $ 5,828
          Industrial                   7,478     7,217      15,218    14,594
          Consumer                     6,252     7,844      11,643    14,794
          Corporate                   (2,121)   (2,487)     (4,126)   (5,095)
               Total                 $15,268   $14,888     $29,603   $30,121

7.   Derivative Instruments and Hedging Activities

  Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Standex manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rate debt to reduce certain exposures to interest rate fluctuations. Standex designates its interest rate swaps as cash flow hedge instruments, whose recorded value in the consolidated balance sheet approximates fair market value. The Company assesses the effectiveness of its hedge instruments on a quarterly basis. Forward foreign currency exchange contracts are used by the Company to protect certain anticipated foreign cash flows, such as dividends and loan payments from subsidiaries, against movements in the related exchange rates. The Company enters into such contracts for hedging purposes only. The Company does not hold or issue derivative instruments for trading purposes. At December 31, 2000, the Company had no significant forward foreign currency contracts. The cumulative effect of a change in accounting principles due to adoption of SFAS No. 133 as of July 1, 2000 did not have a significant impact on earnings for the three month or six month periods ended December 31, 2000.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

During the first six months of fiscal 2001 the Company invested $8.7 million in plant and equipment, paid down $7.4 million of debt, repurchased $6.1 million of the Company's Common Stock and paid out $5 million in cash dividends to the Company's shareholders. These expenditures were primarily funded with net operating cash flows of $22.6 million. The Company intends to continue its policy of using its funds to make acquisitions when conditions are favorable, invest in property, plant and equipment, pay dividends and purchase its Common Stock.

New Accounting Pronouncements - Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS No. 133, which did not have a material effect on the Company's financial position or results of operations, is more fully described in the Notes to Financial Information.

In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements and will be effective for the Company in fiscal 2001. Management expects that the adoption of SAB No. 101 will not have a material effect on the Consolidated Financial Statements.

OPERATIONS

                      Quarter Ended December 31, 2000
            As compared to the Quarter Ended December 31, 1999

Net sales for the quarter ended December 31, 2000 decreased by approximately $4.4 million or 2.7% from sales of $163.1 million for the quarter ended December 31, 1999. The effect, on net sales, of changes in the average foreign exchange rates was not significant.

Net sales in the Food Service segment were approximately $2.8 million or 8.2% more than the prior year. The increase reflected a general improvement in the segment following a difficult 12 months. Consumer segment net sales decreased to $60.1 million from $62.4 million in the prior period. The decrease was primarily the result of the impact of lower housing starts on our Air Distribution business. Industrial segment net sales decreased $4.9 million to $61.7 million. The decrease was reflective of the economic slowdown within the automotive industry, and a general reduction in inventory levels by customers in the industrial marketplace.

The gross profit margin percentage (GPMP) was unchanged at approximately 34% for the quarters ended December 31, 2000 and 1999. Small increases in the Food Service and Industrial segments' GPMP were partially offset by a decrease in the Consumer segment GPMP.

Consolidated selling, general and administrative expenses (SG&A) remained stable at 24.7% of net sales. Slight increases in the Food Service and Consumer segments' SG&A were offset by a decrease in the Industrial segment.

An increase of 8.8% in interest expense for the quarter was a result of an increase in interest rates when compared to the previous year partially off-set by a decrease in average outstanding debt.

Pre-tax income increased to $12.3 million in the current period versus $12.1 million in the comparable prior period. The effective tax rate increased to 38.4% compared to 37.3% in the prior year since a larger portion of the Company's income this year was generated in higher taxed countries.

As a result of the above, net income was $7.6 million for both quarters ended December 31, 2000 and 1999.

                    Six Months Ended December 31, 2000
           As Compared to the Six Months Ended December 31, 1999

For the six months ended December 31, 2000, sales totaled $309.9 million compared to $320.9 million for the previous fiscal year. The decrease in sales is a result of the general economic slowdown readily apparent in all economic reports. The effect of changes in average foreign exchange rates from December 31, 1999 to December 31, 2000 was not significant.

Net sales in the Food Service segment increased by $1.7 million for reasons described in the discussion of the quarterly results. Consumer segment net sales decreased by $5.2 million or 4.5%, and Industrial segment net sales decreased by $7.5 million or 5.6%. The decrease in the Consumer segment sales is the direct result of the Air Distribution business being impacted by lower housing starts. Industrial segment net sales were adversely affected by an economic slowdown in the automotive sector and customer efforts to reduce inventory levels.

The Company's GPMP remained stable at approximately 33%. Changes in segment GPMPs were not individually significant.

Consolidated SG&A remained unchanged as a percentage of net sales at approximately 23%. Segment variances were not individually significant and generally reflected the changes in sales.

As a result of the above, operating income was $29.6 million compared to $30.1 million in the prior year, a decrease of 1.7%.

During the prior six months, other income of $2.7 million was recorded resulting from the receipt of marketable stock of an insurance company, in which Standex owned life policies, that "demutualized" by converting from a mutual company to a stock company.

Interest expense increased by 9.8% or $0.6 million in the latest six-month period compared to the same period last year for the same reasons described in the quarterly discussion.

Pre-tax income decreased to $23.8 million from $27.6 in the prior year. The effective tax rate increased slightly to 38.6% from 38% in the comparable prior period primarily for the same reason described in the quarterly discussion.

Due to the above factors, net income was $14.6 million compared to $17.1 million in the prior year.

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

There have been no significant changes in the exposure to changes in both foreign currency and interest rates from June 30, 2000 to December 31, 2000.

                        PART II.  OTHER INFORMATION

       ITEM 4.  Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of stockholders of the Company was held on October 31, 2000. Two matters were voted upon at the meeting: the election of directors and the approval of the appointment of independent auditors of the Company. A third matter, a shareholder proposal entitled "Maximize Value Resolution" was not properly presented and therefore not considered at the meeting.

     The name of each director elected at the meeting and the number of votes cast as to each matter are as follows:
Proposal I (Election of Directors)

    Nominee                          For                 Withheld
    William R. Fenoglio              10,030,953           586,782
    Walter F. Greeley                10,027,637           590,098
    C. Kevin Landry                  10,021,861           595,874
    H. Nicholas Muller, III, Ph.D.    9,420,526         1,197,209
    Edward J. Trainor                 8,787,416         1,830,319

Proposal II (Appointment of Deloitte & Touche LLP as independent auditors)

    For                              Against               Abstain
    10,467,428                       116,509               33,798

Proposal III (Maximize Value Resolution)

    For                Against           Abstain          No Vote
    1,063,054          8,324,205         207,387          1,023,089

                 ITEM 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K

     The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2000.

                     ALL OTHER ITEMS ARE INAPPLICABLE

                     STANDEX INTERNATIONAL CORPORATION

                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STANDEX INTERNATIONAL CORPORATION

Date:  February 12, 2001           /s/ Robert R. Kettinger
                                   Robert R. Kettinger
                                   Corporate Controller

Date:  February 12, 2001           /s/ Edward F. Paquette
                                   Edward F. Paquette
                                   Vice President/CFO
