Form 10-Q
period 2001-03-31
STANDEX INTERNATIONAL CORP/DE/
filed 2001-05-11
CIK 310354

FORM 10-Q


                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 2001        Commission File Number 1-7233


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


     The number of shares of Registrant's Common Stock outstanding on March 31, 2001 was 12,069,466.


                     STANDEX INTERNATIONAL CORPORATION

                                 I N D E X

                                                               Page No.
PART I.   FINANCIAL INFORMATION:

Item 1.
 Statements of Consolidated Income for the Three
 and Nine Months Ended March 31, 2001 and 2000                    2

 Consolidated Balance Sheets as of March 31, 2001
 and June 30, 2000                                                3

 Statements of Consolidated Cash Flows for the
 Nine Months Ended March 31, 2001 and 2000                        4

 Notes to Financial Information                                 5-7

Item 2.
 Management's Discussion and Analysis                          8-10

Item 3.
 Quantitative and Qualitative Disclosures About
 Market Risk                                                     11


PART II.  OTHER INFORMATION:

Item 6.
 Exhibits and Reports on Form 8-K                                12

                      PART I.  FINANCIAL INFORMATION

                     STANDEX INTERNATIONAL CORPORATION
                     Statements of Consolidated Income
                               (000 Omitted)

                                   Three Months Ended   Nine Months Ended
                                        March 31            March 31
                                     2001      2000       2001      2000
Net Sales                         $140,233  $158,158   $450,164  $479,011
Cost of Products Sold               95,392   106,234    302,775   322,139
Gross Profit Margin                 44,841    51,924    147,389   156,872
Selling, General and
  Administrative Expenses           35,405    37,838    108,350   112,665
Income from Operations               9,436    14,086     39,039    44,207
Other Income/(Expense):
 Gain on Stock Received                  0         0          0     2,734
 Interest Expense                   (2,914)   (2,820)    (8,922)   (8,291)
 Interest Income                        76        83        256       307
Other Income/(Expense) - net        (2,838)   (2,737)    (8,666)   (5,250)
Income Before Income Taxes           6,598    11,349     30,373    38,957
Provision for Income Taxes           2,561     4,889     11,745    15,367
Net Income                        $  4,037   $ 6,460    $18,628   $23,590
Earnings Per Share:
 Basic                            $    .34   $   .52    $  1.53   $  1.85
 Diluted                          $    .33   $   .51    $  1.51   $  1.84

Cash Dividends Per Share          $    .21   $   .20    $   .62   $   .59

                     STANDEX INTERNATIONAL CORPORATION
                        Consolidated Balance Sheets
                               (000 Omitted)
                                                      March 31     June 30
                                                        2001        2000
              ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                            $ 11,610   $ 10,438
 Receivables, net of allowances for
doubtful accounts                                       91,113    104,431
   Inventories (approximately 45%
   finished goods, 20% work in
   process, and 35% raw materials and
   supplies)                                           105,483    112,201
 Prepaid expenses                                        7,983      4,316
    Total current assets                               216,189    231,386

PROPERTY, PLANT AND EQUIPMENT                          262,604    259,642
 Less accumulated depreciation                         150,450    147,505
    Property, plant and equipment, net                 112,154    112,137

OTHER ASSETS:
 Prepaid pension cost                                   42,002     38,334
 Goodwill, net                                          29,919     31,184
 Other                                                  10,280     11,159
    Total other assets                                  82,201     80,677

      TOTAL                                           $410,544   $424,200

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable and current portion of long-term debt   $ 2,818    $ 2,356
 Accounts payable                                       28,059     36,495
 Income taxes                                            3,631      5,357
 Accrued expenses                                       38,074     42,168
    Total current liabilities                           72,582     86,376

LONG-TERM DEBT (less current portion included above)   149,799    153,436

DEFERRED INCOME TAXES AND OTHER LIABILITIES             19,690     19,573

STOCKHOLDERS' EQUITY:
 Common stock                                           41,976     41,976
 Additional paid-in capital                              9,440      9,275
 Retained earnings                                     374,344    363,303
 Accumulated other comprehensive income                 (9,353)    (7,965)
 Less cost of treasury shares                         (247,934)  (241,774)
    Total stockholders' equity                         168,473    164,815
      TOTAL                                           $410,544   $424,200

                     STANDEX INTERNATIONAL CORPORATION

                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                               (000 OMITTED)
                                                        Nine Months Ended
                                                              March 31
                                                         2001       2000
Cash Flows from Operating Activities:
 Net income                                            $18,628   $ 23,590
 Depreciation and amortization                          10,180     10,355
 Net changes in assets and liabilities                    (721)    (4,011)
     Net Cash Provided by Operating Activities          28,087     29,934

Cash Flows from Investing Activities:
 Expenditures for property and equipment               (10,781)   (16,213)
 Expenditures for acquisitions and other                   882        208
     Net Cash Used for Investing Activities             (9,899)   (16,005)

Cash Flows from Financing Activities:
 Proceeds from additional borrowings                     4,190     11,537
 Net payments of debt                                   (7,365)    (7,614)
 Cash dividends paid                                    (7,587)    (7,552)
 Purchase of treasury stock                             (9,160)    (8,190)
 Other, net                                              3,164      1,614
     Net Cash Used for Financing Activities            (16,758)   (10,205)

Effect of Exchange Rate Changes on Cash                   (258)      (353)

Net Change in Cash and Cash Equivalents                  1,172      3,371

Cash and Cash Equivalents at Beginning of Year          10,438      5,909

Cash and Cash Equivalents at March 31                  $11,610    $ 9,280


Supplemental Disclosure of Cash Flow Information:
 Cash paid during the nine months for:
    Interest                                           $ 9,386    $ 8,854
    Income taxes                                       $13,471    $13,507

                      NOTES TO FINANCIAL INFORMATION


1.   Management Statement

  The financial statements as reported in Form 10-Q reflect all adjustments (including those of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of results for the three and nine months ended March 31, 2001 and 2000.

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

2.   Per Share Calculation

  The following table sets forth the number of shares (in thousands) used in the computation of basic and diluted earnings per share:
                                     Three Months Ended  Nine Months Ended
                                           March 31          March 31
                                       2001      2000      2001    2000
      Basic - Average Shares
        Outstanding                  12,108    12,649     12,199  12,779
      Effect of Dilutive Securities:
        Stock Options                   187        72        163      74

      Diluted - Average Shares
        Outstanding                  12,295    12,721     12,362  12,853


  Both basic and diluted incomes are the same for computing earnings per share.

  Cash dividends per share have been computed based on the shares outstanding at the time the dividends were paid. The shares (in thousands) used in this calculation for the three months and nine months ended March 31, 2001 and 2000 were as follows:

                                      2001       2000
         Quarter                     12,114      12,665
         Year-to-date                12,238      12,801

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

4.Comprehensive Income

  In addition to net income, the only item that would be included in comprehensive income is foreign currency translation adjustments. For the nine months ended March 31, 2001 and 2000, comprehensive income totaled approximately $17,240,000 and $21,723,000 respectively.

5.Restructuring Charge

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

  The following schedule reflects the Company's restructuring activities
  (in thousands) since the charge was recorded:
                             Involuntary
                             Employee
                             Severance and  Asset      Shutdown
                             Benefit Costs  Impairment Costs     Total

 Reserve beginning balance     $1,036       $3,775     $597      $5,408

 Expended:
  Cash                            683                   504       1,187
  Non cash
   (disposals and write-offs)                1,779                1,779
       Total                      683        1,779      504       2,966

 Estimated remaining costs
   to be incurred              $  353       $1,996     $ 93      $2,442


  The Company believes that all remaining costs will be incurred by the end of fiscal 2001.

6.Industry Segment Information

  The Company is composed of three product segments.  Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Operating income by segment excludes general corporate expenses, interest expense and income, and the gain on stock received.
                                                     Net Sales
                                     Three Months Ended   Nine Months Ended
                                          March 31            March 31
          Segment                       2001      2000      2001     2000
          Food Service              $ 35,966  $  35,730   $109,543 $107,571
          Industrial                  54,766     68,864    180,887  202,484
          Consumer                    49,501     53,564    159,734  168,956
               Total                $140,233  $ 158,158   $450,164 $479,011

                                                Income From Operations
                                      Three Months Ended  Nine Months Ended
                                          March 31            March 31

          Segment                      2001      2000       2001     2000
          Food Service              $  3,077   $  3,169   $  9,945 $  8,997
          Industrial                   4,700      7,688     19,918   22,282
          Consumer                     3,434      5,929     15,077   20,723
          Corporate                   (1,775)    (2,700)    (5,901)  (7,795)
               Total                $  9,436   $ 14,086   $ 39,039 $ 44,207

  7.   Derivative Instruments and Hedging Activities

     Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Standex manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rate debt to reduce certain exposures to interest rate fluctuations. Standex designates its interest rate swaps as cash flow hedge instruments, whose recorded value in the consolidated balance sheet approximates fair market value. The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the quarter ended March 31, 2001, the Company completed an assessment of the cash flow hedge instruments and determined these hedges to be highly effective. The Company also determined the ineffective portion of the hedge to be immaterial. Forward foreign currency exchange contracts are used by the Company to protect certain anticipated foreign cash flows, such as dividends and loan payments from subsidiaries, against movements in the related exchange rates. The Company enters into such contracts for hedging purposes only. The Company does not hold or issue derivative instruments for trading purposes. At March 31, 2001, the Company had no significant forward foreign currency contracts. The cumulative effect of a change in accounting principles due to adoption of SFAS No. 133 as of July 1, 2000 did not have a significant impact on earnings for the three month or nine month periods ended March 31, 2001.

  8.   Subsequent Event

     Effective April 1, 2001 the Company purchased all of the Common Stock of ATC-Frost Magnetics Inc. of Oakville, Ontario, Canada for a combination of stock and cash. The acquisition will be accounted for as a purchase and was not significant with respect to the Company's consolidated financial statements.


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


MATERIAL CHANGES IN FINANCIAL CONDITION

During the first nine months of fiscal 2001 the Company invested $10.8 million in plant and equipment, paid down $3.2 million of debt, repurchased $9.2 million of the Company's Common Stock and paid out $7.6 million in cash dividends to the Company's shareholders. These expenditures were primarily funded with net operating cash flows of $28.1 million. The Company intends to continue its policy of using its funds to make acquisitions when conditions are favorable, invest in property, plant and equipment, pay dividends and purchase its Common Stock.

New Accounting Pronouncements - Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS No. 133, which did not have a material effect on the Company's financial position or results of operations, is more fully described in the Notes to Financial Information.

In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements and was effective for the Company in fiscal 2001. The adoption of SAB No. 101 did not have a material effect on the Company's Consolidated Financial Statements.


OPERATIONS


                       Quarter Ended March 31, 2001
              As Compared to the Quarter Ended March 31, 2000

Net sales for the quarter ended March 31, 2001 decreased by approximately $17.9 million or 11.3% from sales of $158.2 million for the quarter ended March 31, 2000 reflecting the economic slowdown apparent in the global marketplace. The effect, on net sales, of changes in the average foreign exchange rates was not significant.

Net sales in the Food Service segment of $36 million were level with the prior year. Consumer segment net sales decreased to $49.5 million from $53.6 million in the prior period. The decrease was primarily the result of the impact of lower housing starts on our Air Distribution business. Industrial segment net sales decreased $14.1 million to $54.8 million. The decrease was reflective of the slowdown within the automotive, trucking and telecommunications industries.

The gross profit margin percentage (GPMP) decreased slightly to 32% from 33% in the prior year. Segment changes in GPMP were not individually significant.

Consolidated selling, general and administrative expenses (SG&A) increased to 25.2% of net sales from 23.9% in the prior period. However, SG&A decreased by $2.4 million from the comparable quarter last year, reflecting, in part, the impact of lower sales volumes and, in part, the results of cost containment efforts. Each segment reflected these changes.

As a result of the above, operating income was $9.4 million compared to $14.1 million in the prior year, a decrease of 33.0%.

An increase of 3.3% in interest expense for the quarter was a result of an increase in interest rates when compared to the previous year partially off-set by a decrease in average outstanding debt.

Pre-tax income decreased to $6.6 million in the current period versus $11.3 million in the comparable prior period. The effective tax rate decreased to 38.8% compared to 43.1% in the prior year since a larger portion of the Company's income this year was generated in lower taxed countries.

As a result of the above, net income was $4.0 million for the quarter ended March 31, 2001 compared to $6.5 million for the quarter ended March 31, 2000.


                         Nine Months Ended March 31, 2001
            As Compared to the Nine Months Ended March 31, 2000

For the nine months ended March 31, 2001, sales totaled $450.2 million compared to $479.0 million for the previous fiscal year. The decrease in sales reflect primarily the general economic slowdown apparent in the global marketplace. The effect of changes in average foreign exchange rates between periods was not significant.

Net sales in the Food Service segment increased by $2.0 million reflecting a general improvement in the segment following a difficult twelve months. Consumer segment net sales decreased by $9.2 million or 5.5%, and Industrial segment net sales decreased by $21.6 million or 10.7%. The decrease in the Consumer segment sales is primarily the result of the impact of lower housing starts on our Air Distribution business. Industrial segment net sales were adversely affected by slowdowns in the automotive, trucking and telecommunications sectors.

The Company's GPMP remained stable at approximately 33%. Changes in segment GPMPs were not individually significant.

Consolidated SG&A remained unchanged as a percentage of net sales at approximately 24%. However, SG&A decreased by $4.3 million for the same reasons as described in the quarterly discussion above. Segment variances were not individually significant.

As a result of the above, operating income was $39.0 million compared to $44.2 million in the prior year, a decrease of 11.7%.

During the prior nine months, other income of $2.7 million was recorded resulting from the receipt of marketable stock of an insurance company, in which Standex owned life policies, that "demutualized" by converting from a mutual company to a stock company.

Interest expense increased by 7.6% or $600,000 in the latest nine-month period compared to the same period last year for the same reasons described in the quarterly discussion.

Pre-tax income decreased to $30.4 million from $39.0 million in the prior year. The effective tax rate decreased slightly to 38.7% from 39.4% in the comparable prior period primarily for the same reason described in the quarterly discussion.

Due to the above factors, net income was $18.6 million compared to $23.6 million in the prior year.


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

There have been no significant changes in the exposure to changes in both foreign currency and interest rates from June 30, 2000 to March 31, 2001.


                        PART II.  OTHER INFORMATION


                 ITEM 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

                 10. (a) Standex International Corporation Executive Security Program between the Company and certain named executive officers, as amended and restated effective January 31, 2001;

                      (b) Standex International Corporation Executive Life Insurance Plan between the Company and certain named executive officers, as amended and restated effective January 31, 2001.

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2001.



                     ALL OTHER ITEMS ARE INAPPLICABLE


                     STANDEX INTERNATIONAL CORPORATION



                            S I G N A T U R E S




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STANDEX INTERNATIONAL CORPORATION


Date:  May 11, 2001                /s/ Robert R. Kettinger
                                   Robert R. Kettinger
                                   Corporate Controller



Date:  May 11, 2001                /s/ Edward F. Paquette
                                   Edward F. Paquette
                                   Vice President/CFO