Form 10-K
period 2001-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2001-09-20
CIK 310354

===========================================================================

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001       Commission File Number 1-7233

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
                      SECURITIES EXCHANGE ACT OF 1934:

                                                       Name of Each
          Title of Each Class                  Exchange on Which Registered
          -------------------                  ----------------------------
Common Stock, Par Value $1.50 Per Share           New York Stock Exchange

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [x] NO [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at the close of business on July 31, 2001 was approximately $258,175,000 Registrant's closing price as reported on the New York Stock Exchange for July 31, 2001 was $23.35 per share.

      The number of shares of Registrant's Common Stock outstanding on September 12, 2001 was 12,223,487.

      Portions of the Proxy Statement of Registrant dated September 20, 2001 are incorporated in Part III of this report.

===========================================================================

                                   PART I

                              ITEM 1. BUSINESS

      Standex(1) is a diversified manufacturing and marketing company with operations in three product segments: Food Service, Industrial and Consumer. Standex was incorporated in 1975 and is the successor of a corporation organized in 1955.

      The business of the Company is carried on within the three segments by a number of operating units, each with its own organization. The management of each operating unit has responsibility for product development, manufacturing, marketing and for achieving a return on investment in accordance with the standards established by Standex. Overall supervision, coordination and financial control are maintained by the executive staff from its corporate headquarters located at 6 Manor Parkway, Salem, New Hampshire. As of June 30, 2001, the Company had approximately 5,200 employees.

      The principal products and the major markets for the Company's products and services are set forth below. Sales are made both directly to customers and by or through manufacturers representatives, dealers and distributors.

Food Service Products

* Master-Bilt(R) refrigerated cabinets, cases, display units, modular structures, coolers and freezers; Barbecue King(R) and BKI(R) commercial cook and hold units, rotisseries, pressure fryers, ovens and baking equipment; and Federal Industries bakery and deli heated and refrigerated display cases for hospitals, schools, fast food industry, restaurants, hotels, clubs, supermarkets, bakeries, convenience stores and delicatessens.

* USECO food service equipment and patient feeding systems for hospitals, schools, nursing homes, correctional facilities and restaurants; H. F. Coors hotel restaurant china and cookware; and Mason candlelamps and candles for restaurants, hotels and commercial industries.

* Procon(R) rotary vane pumps for the carbonated beverage industry, espresso coffee machine markets, water purification industry and coolant recirculation systems.

Industrial Products

* Spincraft(R) power metal spinning, custom formed components for aircraft engines, space launch vehicles, gas turbines, nuclear reactors, military ordnance, commercial satellites and similar products for OEMs, U.S. Government, energy, aircraft, aerospace and commercial satellite industry and other commercial industries.

* Jarvis(TM), Can-Am Casters and Wheels(TM) and PEMCO(R) casters and wheels and industrial hardware for general industry, hospitals, supermarkets, hotels and restaurants. National Metal fabricated metal products, including specialty hardware and metal furniture for the food service industry, retail stores, office furniture markets, stationery supply houses and other industries.

--------------------
<F1>  References in this Annual Report on Form 10-K to "Standex" or the
      "Company" shall mean Standex International Corporation and its subsidiaries.

* Roehlen(R) embossing rolls, texturizing and laser engraving systems, machines and plates; Mold-Tech(R) mold engraving; Mullen(R) Burst Testers; Perkins converting and finishing machinery and systems for general industry (e.g., automotive, plastics, textiles, paper, building products, synthetic materials, OEMs, converting, textile and paper industry, computer, housewares and construction industries).

* Custom Hoists single and double acting telescopic and piston rod hydraulic cylinders for dump trucks and trailers used in the construction and waste hauling industries.

* Standex Electronics reed switches, electrical connectors, sensors, toroids and relays, fixed and variable inductors and electronic assemblies, fluid sensors and tunable inductors and ATC-Frost transformers and magnetic components for telecommunications, consumer electronics, automotive, security systems, communications equipment, computers, air conditioning and refrigeration industries.

* James Burn Wire-O(R) double-looped wire and machinery and complete binding system for printers, publishers and binders of checkbooks, calendars, diaries, appointment books, cookbooks, catalogs and manuals.

Consumer Products

* Standard(R) Publishing religious periodicals, curricula, Sunday school literature, children's books and supplies published and marketed to Sunday schools, churches, vacation Bible schools and Christian bookstores and printing for general commerce and industry.

* Berean(R) Christian Stores, a chain of 21 Berean(R) Christian bookstores, serving as distribution centers and retail outlets for religious books and merchandise.

* Snappy(R), ACME and ALCO metal ducting and fittings for heating, ventilating and air conditioning distributors throughout the continental United States.

* Frank Lewis(R) Grapefruit Club gift packages, Red Cooper(R) fresh grapefruit, Harry's Crestview Groves(R) grapefruit packages, grapefruit juice, grapefruit sections, onions, melons and roses; Salsa Express(R) salsas and other related food products; Red Cooper's Onion Store onions for mail order consumer direct sales.

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


Backlog

      Backlog orders believed to be firm at June 30, 2001 and 2000 are as follows (in thousands):


                           2001        2000
                         --------------------

         Food Service    $ 17,996    $ 22,562
         Industrial       108,515     116,941
         Consumer           6,543       7,276
                         --------------------
               Total     $133,054    $146,779
                         ====================

      All but approximately $52,939,000 of the 2001 backlog, and $64,758,000 of the 2000 backlog, was expected to be realized as sales in the following fiscal year.

Competition

      Standex manufactures and markets products many of which have achieved a unique or leadership position in their market. However, the Company encounters competition in varying degrees in all product groups and for each product line. Competitors include domestic and foreign producers of the same and similar products. The principal methods of competition are price, delivery schedule, quality of services, product performance and other terms and conditions of sale. During fiscal 2001, the Company invested $13,832,000 in new plant and equipment in order to upgrade facilities to become more competitive in all segments.

International Operations

      Substantially all international operations of the Company are related to domestic operations and are included in the Food Service and Industrial business segments. International operations are conducted at 34 plants, principally in Western Europe. See the notes to the Consolidated Financial Statements for international operations financial data.

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

                             ITEM 2. PROPERTIES


      At June 30, 2001, Standex operated a total of 90 principal plants, stores and warehouses located through the United States, Western Europe, Canada, Australia, Singapore and Mexico. The Company owned 46 of the facilities and the balance were leased. The Company operated 21 retail stores in various sections of the United States, of which all were leased.
The approximate building space utilized by each product group of Standex at June 30, 2001 is as follows (in thousands):


                              Area in Square Feet
                              -------------------
                              Owned        Leased
                              -------------------

         Food Service           702           228
         Industrial           1,365           424
         Consumer             1,119           353
         General Corporate       29             -
                              -------------------
               Total          3,215         1,005
                              ===================

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


                        EXECUTIVE OFFICERS OF STANDEX


        Name            Age    Principal Occupation During the Past Five Years
-------------------------------------------------------------------------------------------------

Thomas L. King          71     Chairman of the Board of the Company since January 1992;
                               President of the Company from August 1984 to July 1994; and
                               Chief Executive Officer of the Company from July 1985 to June
                               1995.

Edward J. Trainor       61     Chief Executive Officer of the Company since July 1995; Presi-
                               dent of the Company since July 1994; Chief Operating Officer of the Company from July 1994 to June 1995; and Vice President of the Company from July 1992 to July 1994.

David R. Crichton       63     Executive Vice President/Operations of the Company since June
                               1989.

Edward F. Paquette      65     Vice President/CFO of the Company since July 1998; Assistant to the President/CEO of the Company from September 1997 to June
                               1998 and prior thereto Partner of Deloitte & Touche LLP.

Deborah A. Rosen        46     Vice President of the Company since July 1999; General Counsel of the Company since January 1998; Secretary of the Company since October 1997; Assistant General Counsel and Assistant Sec-
                               retary of the Company from January 1997 to December 1997 and prior thereto Senior Corporate Attorney and Assistant Secretary of the Company.

Daniel C. Potter        45     Treasurer of the Company since August 1998; Assistant Treasurer from July 1997 to July 1998; Corporate Tax Manager of the Com-
                               pany since February 1997; Tax Manager of the Company from
                               August 1996 to January 1997 and prior thereto Tax Manager/In-
                               ternational.

Robert R. Kettinger     59     Corporate Controller of the Company since July 1991.

Jerry G. Griffin        51     Group Vice President, Food Service Group since July 1998; Presi-
                               dent of Standex Commercial Products from 1990 to 1998; and prior thereto Vice President of Finance and Administration of Standex
                               Commercial Products.

Peter G. Gerstberger    59     Group Vice President, Consumer Group since April 1999; prior thereto Founder and President of The Berwick Group, a manage-
                               ment consulting group.

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

                                   PART II

                   ITEM 5. MARKET FOR STANDEX COMMON STOCK
                       AND RELATED STOCKHOLDER MATTERS

      The principal market in which the Common Stock of Standex is traded is the New York Stock Exchange. The high and low sales prices for the Common Stock on the New York Stock Exchange and the dividends paid per Common Share for each quarter in the last two fiscal years are as follows:


Common Stock Prices and Dividends Paid


                            Common Stock Price Range            Dividends
                            2001                2000            per Share
Year Ended June 30     High       Low      High       Low      2001    2000
------------------    -----------------------------------------------------

First quarter         $19.44    $16.50    $29.00    $22.44    $0.20   $0.19
Second quarter         20.63     16.63     27.00     19.50     0.21    0.20
Third quarter          25.76     19.75     21.25     14.34     0.21    0.20
Fourth quarter         24.30     20.75     18.00     15.19     0.21    0.20

      The approximate number of stockholders of record on September 12, 2001 was 3,080.

                       ITEM 6. SELECTED FINANCIAL DATA


      Selected financial data for the five years ended June 30, 2001 is as follows:


(In thousands, except per share data)      2001        2000        1999        1998        1997
-------------------------------------    --------------------------------------------------------

Net sales                                $600,152    $637,049    $641,400    $616,180    $564,623
Gross profit margin                       198,149     209,338     210,126     200,548     186,131
Interest expense                           11,897      11,337      11,156      10,779       8,497
Income before income taxes                 42,465      46,853      51,491      33,064      43,516
Provision for income taxes                 17,568      19,150      20,130      12,915      16,597
Net income                                 24,897      27,703      31,361      20,149      26,919

PER SHARE DATA
Net sales (diluted)                         48.64       49.91       49.20       46.61       41.85
Earnings:
  Basic                                      2.05        2.19        2.42        1.54        2.02
  Diluted                                    2.02        2.17        2.41        1.52        2.00
Dividends paid                               0.83        0.79        0.76        0.76        0.75
Book value                                  14.16       13.37       12.59       11.19       10.75
Average shares outstanding
  Basic                                    12,172      12,672      12,972      13,072      13,337
  Diluted                                  12,338      12,763      13,037      13,219      13,491

JUNE 30 FINANCIAL CONDITION
Working capital                           139,807     145,009     146,514     148,943     136,946
Current ratio                                2.86        2.68        2.79        2.73        2.95
Property, plant and equipment-net         113,844     112,137     104,783     102,973      85,598
Total assets                              424,264     424,200     410,042     411,242     341,038
Long-term debt                            153,019     153,436     148,111     163,448     112,347
Stockholders' equity                      172,174     164,814     162,301     146,197     141,185


See notes to consolidated financial statements.

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

Liquidity and Capital Resources

      During the fiscal year ended June 30, 2001, the Company paid $15.0 million for acquisitions, invested $13.8 million in plant and equipment, purchased $12.5 million of its common stock and paid out $10.1 million in cash dividends to shareholders. These expenditures were primarily funded by net operating cash flows.

      Net cash provided by operating activities was $42.1 million in 2001, a decrease of $2.1 million as compared to $44.2 million in 2000. A decrease of $15.5 million in the amount of cash used to fund accounts receivable and a decrease of $2.9 million in cash used for inventories were offset by an $18.3 million increase in the amount of cash used for accounts payable, other accrued liabilities and income taxes.

      As of June 30, 2001, the Company had the ability to borrow an additional $84.7 million under existing bank credit agreements. The Company believes that this resource, along with the Company's internally generated funds, will be sufficient to meet anticipated cash funding needs for the foreseeable future. The Company's existing bank credit agreements are described in the Notes to the Consolidated Financial Statements.

      In September 2000, the Company sold its Keller-Dorian subsidiary and in April 2001 the Company acquired ATC-Frost Magnetics, Inc. These transactions are described more fully in the Notes to the Consolidated Financial Statements. The Company intends to continue its policy of using its funds to make acquisitions when conditions are favorable, invest in property, plant and equipment, pay dividends and purchase its common stock.

Fiscal 2001 as Compared to Fiscal 2000

      Net sales for the year ended June 30, 2001 of $600.2 million represents a decrease of $36.9 million or 5.8% from sales of $637.0 million for the year ended June 30, 2000. The effect, on net sales, of changes in the average foreign exchange rates was not significant.

      For the year ended June 30, 2001 net sales in the Food Service Segment increased by $2.7 million or 1.9% from the prior year. Net sales in the Consumer Segment decreased by $8.0 million or 3.6% from the prior year. The decrease is primarily the result of the impact of lower housing starts on our Standex Air Distribution Products division. Net sales in the Industrial Segment were $240.6 million for the year ended June 30, 2001 compared to $272.2 million for 2000. The Industrial Group continues to be adversely affected by the slowdown in the automotive, trucking, aerospace and telecommunications markets as several relatively larger customer program commitments and orders have been delayed.

      The overall gross profit margin percentage ("GPMP") remained essentially the same (33.0% vs. 32.9%) for the current and prior year. All segments recorded similar GPMPs in 2001 as compared to 2000.

      Consolidated selling, general and administrative ("SG&A") expenses were 24.0% of net sales, up slightly from 23.4% in the prior year. However, SG&A declined $4.7 million. None of the fluctuations in SG&A reported by the Company's three segments were individually significant and corresponded with the changes in net sales discussed above.

      A restructuring charge of $5.4 million was recorded in the previous year. Additionally, a gain on stock received was reported in the previous year. Both these items are more fully described below and in the Notes to the Consolidated Financial Statements.

      An increase of $560,000 in interest expense for the year was due primarily to a small increase in average net borrowings.

      As a result of the above factors, income before income taxes was $42.5 million compared to $46.9 million in the prior year. The effective tax rate increased to 41.4% as compared to 40.9% in the prior year since a greater portion of the Company's income was generated in higher taxed countries. Net income decreased $2.8 million or 10.1% from the prior year.

Fiscal 2000 as Compared to Fiscal 1999

      Net sales for the year ended June 30, 2000 of $637 million represents a decrease of $4.4 million or 0.7% from sales of $641.4 million for the year ended June 30, 1999. Fiscal 1999 included $10.8 million of sales from divisions that were disposed of. The effect, on net sales, of changes in the average foreign exchange rates was not significant.

      For the year ended June 30, 2000, net sales in the Food Service Segment decreased by $7.7 million or 5.1% from 1999. The decrease was, to a large extent, due to delays in healthcare projects caused by funding constraints and a slowdown in orders resulting from consolidations within the supermarket industry. Net sales in the Consumer Segment increased by $4.5 million or 2.1% from 1999, which included $4.3 million in sales of a division which was disposed of. The increase is the result of additional stores in the Berean division and increased customer demand in the Standard Publishing and Standex Air Distribution Products divisions. Net sales in the Industrial Segment were $272.2 million for the year ended June 30, 2000 compared to $273.3 million for 1999. Fiscal Year 1999 included $6.5 million in sales of divisions that were disposed of. Customer demand increases in the Spincraft, Custom Hoists, Standex Electronics, and North American Mold-Tech divisions, were offset by weakening demand in the James Burn, Jarvis Caster Group, and European Mold-Tech divisions.

      The overall gross profit margin percentage ("GPMP") remained essentially the same (32.9% vs. 32.8%) for 2000 and 1999. The Food Service Segment GPMP decreased to 29.3% from 31.0% in 1999 primarily due to the sales shortfalls described above. The Consumer Segment GPMP remained virtually the same at 37.2% in 2000 versus 37.1% in 1999, and the Industrial Segment GPMP increased slightly to 30.6% from 1999's 30.1%.

      Consolidated selling, general and administrative ("SG&A") expenses remained stable overall at approximately 23% of net sales. None of the fluctuations in SG&A reported by the Company's three segments were individually significant and corresponded with the changes in net sales discussed above.

      In June 2000, the Company recorded a restructuring charge of $5.4 million before taxes. The restructuring plan involved the: (1) disposal, closing or elimination of certain under-performing and unprofitable operating plants, product lines, manufacturing processes and business; (2) realignment and consolidation of certain marketing and distribution activities; and (3) other cost containment actions, including selective personnel reductions. This charge, a significant portion of which was non-cash, is more fully described in the Notes to the Consolidated Financial Statements. Also, during fiscal 2000, other income of $2.7 million was recorded resulting from the receipt of marketable stock of an insurance company, in which Standex owned life policies, that "demutualized" by converting from a mutual company to a stock company.

      An increase of less than $200,000 in interest expense for 2000 was due primarily to a slight increase in average net borrowings.

      As a result of the above factors, income before income taxes was $46.9 million compared to $51.5 million in 1999. The effective tax rate increased to 40.9% as compared to 39.1% in 1999 since a greater portion of the Company's income was generated in higher taxed countries. Net income decreased $3.7 million or 11.7% from 1999.

Other Matters

      Inflation-Inflation has not been a significant factor in fiscal 2001, 2000 and 1999 mainly due to fairly stable labor and material costs.

      Environmental Matter-The Company is party to various claims and legal proceedings, generally incidental to its business and has recorded an appropriate provision for the resolution of such matters. As explained more fully in the Notes to the Consolidated Financial Statements, the Company does not expect the ultimate disposition of these matters to have a material adverse effect on its financial statements.

New Accounting Pronouncements

      Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The adoption of SFAS No. 133, which did not have a material effect on the Company's financial position or results of operations, is more fully described in the Notes to the Consolidated Financial Statements.

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

      In June 2001, the SEC issued SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 eliminates the use of pooling of interest accounting. SFAS No. 142 addresses the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill will be subject to periodic evaluation of recoverability and will no longer be required to be amortized. The Company will be required to adopt these accounting standards in fiscal 2002 (SFAS No. 141) and fiscal 2003 (SFAS No. 142). Management is currently evaluating the effect of adopting SFAS No. 141 and No. 142 on the consolidated financial statements.

              ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK

      The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company mitigates certain of its foreign currency exchange rate risk by entering into forward foreign currency contracts. These contracts are primarily used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes. The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts. However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability. Due to the absence of forward foreign currency contracts at June 30, 2001, the Company did not have any fair value exposure.

      The Company's interest rate exposure is limited primarily to interest rate changes on its variable rate borrowings. As of June 30, 2001, a hypothetical 10% immediate increase in interest rates would increase the Company's annual interest expense by $421,000. The Company has interest rate swap agreements to fix the interest rate on $35 million of its variable rate borrowings. At June 30, 2001, the fair value of the Company's interest rate swap agreements would not be materially affected by a 10% change in interest rates.

      In addition to the $35 million of variable rate borrowings covered by interest rate swap agreements, the Company also has $61 million of long-term debt at fixed interest rates as of June 30, 2001. There would be no immediate impact on the Company's interest expense associated with its long-term debt due to fluctuations in market interest rates. However, based on a hypothetical 10% immediate decrease in market interest rates, the fair value of the Company's long-term debt would be increased by approximately $3 million as of June 30, 2001. Such fair value changes may affect the Company's determination as to whether to retain, replace or retire its long-term debt.

             ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Standex International Corporation and Subsidiaries


Statements of Consolidated Income


Year Ended June 30 (In thousands, except per share data)      2001        2000        1999
--------------------------------------------------------    --------------------------------

Net Sales                                                   $600,152    $637,049    $641,400
Cost of Products Sold                                        402,003     427,711     431,274
                                                            --------------------------------
      Gross profit                                           198,149     209,338     210,126
Selling, General and Administrative                          144,086     148,770     148,790
  Restructuring charge (credit)                                    -       5,408      (1,016)
                                                            --------------------------------
Income from Operations                                        54,063      55,160      62,352
                                                            --------------------------------
Other income (expense):
  Interest expense                                           (11,897)    (11,337)    (11,156)
  Interest and other income                                      299         319         295
  Gain on stock received                                           -       2,711           -
                                                            --------------------------------
      Total                                                  (11,598)     (8,307)    (10,861)
                                                            --------------------------------
Income Before Income Taxes                                    42,465      46,853      51,491
Provision for Income Taxes                                    17,568      19,150      20,130
                                                            --------------------------------
Net Income                                                  $ 24,897    $ 27,703    $ 31,361
                                                            ================================

EARNINGS PER SHARE
  Basic                                                     $   2.05    $   2.19    $   2.42
  Diluted                                                   $   2.02    $   2.17    $   2.41
                                                            --------------------------------

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries


Statements of Consolidated Stockholders' Equity


                                                          Unamortized              Accumulated
                                              Additional    Value of                  Other                              Total
                                     Common    Paid-in     Restricted   Retained  Comprehensive    Treasury Stock    Stockholders'
Year End (In thousands)               Stock    Capital    Stock Awards  Earnings     Income      Shares    Amount       Equity
-----------------------              ---------------------------------------------------------------------------------------------

Balance, June 30, 1998               $41,976   $ 8,516                  $324,130    $ (2,729)    14,918  $(225,697)     $146,196
Stock issued for employee stock
 options and stock purchase plan,
 net of related income tax benefit                 641                                             (143)     2,182         2,823
Treasury stock acquired                                                                             314     (7,454)       (7,454)
Comprehensive income
  Net income                                    31,361                                                                    31,361
  Foreign currency
   translation adjustment                                                               (749)                               (749)
                                                                                                                        --------
Total comprehensive income                                                                                                30,612
Dividends paid ($.76 per share)                                           (9,878)                                         (9,878)
                                     -------------------------------------------------------------------------------------------
Balance, June 30, 1999                41,976     9,157                   345,613      (3,478)    15,089   (230,969)      162,299
Stock issued for employee stock
 options and stock purchase plan,
 net of related income tax benefit                 117                                             (127)     1,952         2,069
Treasury stock acquired                                                                             698    (12,757)      (12,757)
Comprehensive income
  Net income                                                              27,703                                          27,703
  Foreign currency
   translation adjustment                                                             (4,487)                             (4,487)
                                                                                                                        --------
Total comprehensive income                                                                                                23,216
Dividends paid ($.79 per share)                                          (10,013)                                        (10,013)
Balance, June 30, 2000                41,976     9,274                   363,303      (7,965)    15,660   (241,774)      164,814
Stock issued for employee stock
 options and stock purchase plan,
 net of related income tax benefit               1,372                                             (311)     4,828         6,200
Restricted stock awards                            111       $(1,450)                               (86)     1,339             0
Amortization of restricted
 stock awards                                                    401                                                         401
Stock issued in conjunction
 with acquisition                                  193                                              (29)       446           639
Treasury stock acquired                                                                             587    (12,483)      (12,483)
Comprehensive income
  Net income                                                              24,897                                          24,897
  Foreign currency
   translation adjustment                                                             (1,109)                             (1,109)
  Interest rate swap liability                                                        (1,060)                             (1,060)
                                                                                                                        --------
Total comprehensive income                                                                                                22,728
                                                                                                                        --------
Dividends paid ($.83 per share)                                          (10,125)                                        (10,125)
                                     -------------------------------------------------------------------------------------------
Balance, June 30, 2001               $41,976   $10,950       $(1,049)   $378,075    $(10,134)    15,821  $(247,644)     $172,174
                                     ===========================================================================================

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries


Consolidated Balance Sheets


(In thousands, except share data)                                        2001         2000
---------------------------------                                     ----------------------

June 30
ASSETS
Current Assets
Cash and cash equivalents                                             $   8,955    $  10,438
Receivables-less allowance of $3,433 in 2001 and $3,400 in 2000          98,470      104,431
Inventories                                                             102,674      112,201
Prepaid expenses                                                          4,845        4,316
                                                                      ----------------------
  Total current assets                                                  214,944      231,386
                                                                      ----------------------
Property, Plant and Equipment
Land and buildings                                                       86,246       83,589
Machinery and equipment                                                 177,367      176,053
                                                                      ----------------------
  Total                                                                 263,613      259,642
Less accumulated depreciation                                           149,769      147,505
                                                                      ----------------------
  Property, plant and equipment-net                                     113,844      112,137
                                                                      ----------------------
Other Assets
Prepaid pension cost                                                     43,625       38,334
Goodwill-net                                                             41,069       31,184
Other                                                                    10,782       11,159
                                                                      ----------------------
  Total other assets                                                     95,476       80,677
                                                                      ----------------------
    Total                                                             $ 424,264    $ 424,200
                                                                      ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of debt                                               $   2,532    $   2,357
Accounts payable                                                         33,554       36,495
Accrued payroll and employee benefits                                    16,118       18,857
Income taxes                                                              4,296        5,357
Other                                                                    18,637       23,311
                                                                      ----------------------
  Total current liabilities                                              75,137       86,377
                                                                      ----------------------
Long-Term Debt-less current portion                                     153,019      153,436
                                                                      ----------------------
Deferred Income Taxes                                                    19,831       16,610
                                                                      ----------------------
Other Non-current Liabilities                                             4,103        2,963
                                                                      ----------------------
Commitments and Contingencies
Stockholders' Equity
Common stock-authorized, 60,000,000 shares in 2001 and 2000; par
 value, $1.50 per share; issued 27,984,278 shares in 2001 and 2000       41,976       41,976
Additional paid-in capital                                               10,950        9,274
Retained earnings                                                       378,075      363,303
Unamortized Value of Restricted Stock                                    (1,049)           -
Accumulated other comprehensive income                                  (10,134)      (7,965)
Less cost of treasury shares: 15,821,421 shares in 2001 and
 15,659,551 shares in 2000                                             (247,644)    (241,774)
                                                                      ----------------------
  Total stockholders' equity                                            172,174      164,814
                                                                      ----------------------
    Total                                                             $ 424,264    $ 424,200
                                                                      ======================

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries


Statement of Consolidated Cash Flows


Year Ended June 30 (In thousands)                                     2001        2000        1999
---------------------------------                                   --------------------------------

Cash Flows from Operating Activities
Net Income                                                          $ 24,897    $ 27,703    $ 31,361
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization                                       13,680      13,622      13,770
  Amortization of restricted stock awards                                401           -           -
  Profit improvement incentive plan                                        -         (40)        286
  Deferred income taxes                                                3,118       1,874       2,799
  Net pension credit                                                  (3,608)     (1,998)     (1,793)
  (Gain) Loss on sale of investments, real estate and equipment          182         203         205
  Increase (Decrease) in cash from changes in assets and
   liabilities, net of effects from acquisitions & dispositions:
    Receivables-net                                                    8,160      (7,303)     (1,337)
    Inventories                                                       10,867       7,924        (219)
    Prepaid expenses and other                                        (2,743)     (3,209)     (1,005)
    Accounts payable                                                  (3,342)        334      (1,509)
    Accrued payroll, employee benefits and other liabilities          (8,455)      5,647      (5,767)
    Income taxes                                                      (1,059)       (549)        332
                                                                    --------------------------------
    Net cash provided by operating activities                         42,098      44,208      37,123
                                                                    --------------------------------

Cash Flows from Investing Activities
  Expenditures for property and equipment                            (13,832)    (22,787)    (16,824)
  Expenditures for acquisitions, net of cash acquired                (15,048)          -        (796)
  Proceeds from sale of investments, real estate and equipment         1,906         858       1,517
  Proceeds from disposition of businesses                                532           -       5,092
                                                                    --------------------------------
Net cash used for investing activities                               (26,442)    (21,929)    (11,011)
                                                                    --------------------------------

Cash Flows from Financing Activities
  Proceeds from additional borrowings                                  7,051      12,828      25,000
  Payments of debt                                                    (7,292)     (9,110)    (39,869)
  Stock issued under employee stock option and purchase plans          6,199       2,068       2,823
  Cash dividends paid                                                (10,125)    (10,013)     (9,878)
  Purchase of treasury stock                                         (12,483)    (12,757)     (7,453)
                                                                    --------------------------------
Net cash used for financing activities                               (16,650)    (16,984)    (29,377)
                                                                    --------------------------------
Effect of Exchange Rate Changes on Cash and
 Cash Equivalents                                                       (489)       (766)        (82)
Net Changes in Cash and Cash Equivalents                              (1,483)      4,529      (3,347)
Cash and Cash Equivalents at Beginning of Year                        10,438       5,909       9,256
                                                                    --------------------------------
Cash and Cash Equivalents at End of Year                            $  8,955    $ 10,438    $  5,909
                                                                    --------------------------------

Supplemental Disclosure of Cash Flow Information
Issued for acquisitions:
  Stock                                                             $    639    $      -    $      -
  Notes payable                                                            -           -         500
Cash paid during the year for:
  Interest                                                            12,094      11,566      11,063
  Income taxes                                                        15,408      17,766      16,883
                                                                    ================================

See notes to consolidated financial statements.

             Standex International Corporation and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Accounting Policies

Basis of Consolidation

      The accompanying consolidated financial statements include the accounts of Standex International Corporation and its subsidiaries and is prepared in accordance with generally accepted accounting principles in the United States of America.

Revenue Recognition

      The Company generally recognizes product and related services revenue when the price to the customer is fixed or determinable, the collectibility of the invoice is evaluated and delivery has occurred. Revenues under certain fixed price contracts are generally recorded at the time deliveries are made or, in some cases, on a percentage of completion basis.

Cash and Cash Equivalents

      Cash and cash equivalents include highly liquid investments purchased with a maturity of three months or less. Such investments are carried at cost, which approximates fair value, due to the short period of time until maturity.

Inventories

      Inventories are stated at the lower of first-in, first-out cost or market.

Property, Plant and Equipment

      Property, plant and equipment are depreciated over their estimated useful lives using primarily the straight-line method.

Income Taxes

      Deferred assets and liabilities are recorded for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statements and the tax basises of assets and liabilities using enacted tax rates.

Goodwill

      The excess of purchase price of acquired businesses over the fair value of net identifiable assets at date of acquisition has been recorded as goodwill and is being amortized on a straight-line basis over a forty-year period. Accumulated amortization aggregated $12,184,000 and $11,102,000 at June 30, 2001 and 2000, respectively. The Company annually evaluates the net balance of goodwill based on the projected operating income of the respective businesses on an undiscounted cash flow basis.

Research and Development

      Research and development expenditures are expensed as incurred.

Foreign Currency Translation

      Assets and liabilities of non-U.S. operations are translated into U.S. dollars at year-end exchange rates. Revenues and expenses are translated using average exchange rates. The resulting translation adjustment is reported as a component of comprehensive income in the Statements of Consolidated Stockholders' Equity. Gains and losses from currency transactions are included in results of operations.

Derivative Instruments and Hedging Activities

      Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Standex manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rate debt to reduce certain exposures to interest rate fluctuations. Standex designates its interest rate swaps as cash flow hedge instruments, whose recorded value in the consolidated balance sheet approximates fair market value. The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the year ended June 30, 2001, the Company completed an assessment of the cash flow hedge instruments and determined these hedges to be highly effective. The Company also determined the ineffective portion of the hedge to be immaterial. Forward foreign currency exchange contracts are used by the Company to protect certain anticipated foreign cash flows, such as dividends and loan payments from subsidiaries, against movements in the related exchange rates. The Company enters into such contracts for hedging purposes only. The Company does not hold or issue derivative instruments for trading purposes. The cumulative effect of a change in accounting principles due to adoption of SFAS No. 133 as of July 1, 2000 did not have a significant impact on earnings for the year ended June 30, 2001.

Concentration of Credit Risk

      The Company is subject to credit risk through trade receivables and short-term cash investments. Credit risk with respect to trade receivables is minimized because of the diversification of the Company's operations, as well as its large customer base and its geographical dispersion. Short-term cash investments are placed with high credit-quality financial institutions or in short-duration, high quality debt securities. The Company limits the amount of credit exposure in any one institution or type of investment instrument. The Company is also subject to credit risk exposure relating to its interest rate swap agreements as described in the debt footnote below.

Accounting Estimates

      The preparation of the Company's Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

      The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature. The carrying amount of the Company's debt instruments approximates fair value.


Earnings Per Share

      The following table sets forth the number of shares (in thousands) used in the computation of basic and diluted earnings per share:


                                               2001      2000      1999
                                              --------------------------

Basic-Average Shares Outstanding              12,172    12,672    12,972
Effect of Dilutive Securities-Stock Option       166        91        65
                                              --------------------------
Diluted-Average Shares Outstanding            12,338    12,763    13,037
                                              ==========================

      Both basic and dilutive income are the same for computing earnings per share. Options, which were not included in the computation of diluted earnings per share because to do so would have had an anti-dilutive effect, totaled 565,091; 731,103; and 407,015 for the years ended June 30, 2001,
2000 and 1999, respectively.

Reclassifications

      Certain prior years' amounts have been reclassified to conform to the 2001 financial statement presentation.

New Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements and was effective for the Company in fiscal 2001. The adoption of SAB No. 101 did not have a material effect on the Company's Consolidated Financial Statements.

      In June 2001, the SEC issued SFAS No. 141 Business Combinations and No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 eliminates the use of pooling of interest accounting. SFAS No. 142 addresses the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill will be subject to periodic evaluation of recoverability and will no longer be required to be amortized. The Company will be required to adopt these accounting standards in fiscal 2002 (SFAS No. 141) and fiscal 2003 (SFAS No. 142). Management is currently evaluating the effect of adopting SFAS No. 141 and No. 142 on the consolidated financial statements.


Inventories

      Inventories are comprised of (in thousands):


June 30                                                    2001        2000
-------                                                  --------------------

Raw materials                                            $ 35,724    $ 38,887
Work in process                                            20,678      22,365
Finished goods                                             46,272      50,949
                                                         --------------------
      Total                                              $102,674    $112,201
                                                         ====================


Debt

      Debt is comprised of (in thousands):


June 30                                                    2001        2000
-------                                                  --------------------

Bank credit agreements                                   $ 90,297    $ 83,069
Institutional investors 6.8% to 7.13% (due 2002-2008)      60,714      67,857
Other 3.0% to 4.85% (due 2002-2018)                         4,540       4,867
                                                         --------------------
      Total                                               155,551     155,793
Less current portion                                        2,532       2,357
                                                         --------------------
  Total long-term debt                                   $153,019    $153,436
                                                         ====================

Bank Credit Agreements

      The Company has a revolving credit agreement with eight banks. The agreement provides for a maximum credit line of $175,000,000 until May 2003, at which time outstanding loans will be due and payable. As of June 30, 2001, the effective rate of interest under the agreement was 4.30%. The Company is required to pay a commitment fee of 0.2% on the average daily-unused amount. As of June 30, 2001 and 2000 the Company had borrowings of $65 million and $35 million, respectively, under the agreement.

      In addition, the Company has the option to borrow up to $175,000,000 on an unsecured short-term basis at rates which are based on LIBOR and varied from 4.50% to 7.81% during 2001. Available borrowings under the revolving credit agreement described above are reduced by unsecured short-term borrowings. At June 30, 2001, the Company had the ability to borrow an additional $84,703,000 under the aforementioned bank credit agreements.

Institutional Investor Agreements

      At June 30, 2001, the Company had a $25,000,000 note purchase agreement with two institutional investors. The notes bear interest at 6.8% annually and are due and payable in October 2008. Additionally, the Company has a note purchase agreement with two institutional investors with a balance of $35,714,000 which bears interest at 7.13% annually and is payable in annual installments of $7,143,000.

Interest Rate Swap Agreements

      The Company manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rate debt to reduce certain exposures to interest rate fluctuations.

      At June 30, 2001, the Company had three interest rate swap contracts with an aggregate notional amount of $35.0 million. These agreements convert variable rates to fixed rates ranging from 6.2% to 7.5% on aggregate notional amounts of $25 million and $10 million maturing in 2002 and 2003, respectively.

      Neither the Company nor the counterparties to the agreement, which are prominent financial institutions, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if one or more of the counterparties defaults. At June 30, 2001, Standex had no exposure to credit loss on interest rate swaps. The Company does not believe that any likely change in interest rates would have a material adverse effect on its financial position, results of operations or cashflows.

      Open interest rate contracts are reviewed regularly by the Company to ensure that they remain effective as hedges of interest rate exposure. This review revealed that the interest rates swaps were highly effective for fiscal 2001. Gains or losses associated with interest rates swaps determined to be ineffective will result in the reclassification into earnings of the gains/losses previously reported in Other Comprehensive Income. Management believes that the fair values of the rate swap agreements approximate the recorded amounts.

Loan Covenants and Repayment Schedule

      The Company's loan agreements contain a limited number of provisions relating to the maintenance of certain financial ratios and restrictions on additional borrowings and investments.

      The principal payments due under the institutional investor agreements are expected to be funded through additional unsecured short-term borrowings. Such borrowings, and the unsecured short-term borrowings outstanding at June 30, 2001, may be refinanced by the Company on a long-term basis under the revolving credit agreement. As such, the short-term outstanding borrowings, which are not expected to be paid within a year, including those expected to fund the institutional investor principal payments, are classified as long-term debt, and the debt repayment schedule as presented below, is based on the terms of the revolving credit agreement. Debt is due as follows: 2002, $2,532,000; 2003, $102,732,000;
2004, $7,501,000; 2005, $7,143,000; 2006, $7,143,000; and thereafter,
$28,500,000.


Accrued Payroll and Employee Benefits

      This current liability caption consists of (in thousands):


June 30                        2001       2000
-------                      ------------------

Payroll                      $13,484    $14,776
Benefits                       2,227      3,141
Taxes                            407        940
                             ------------------
    Total                    $16,118    $18,857
                             ==================

Commitments

      The Company leases certain property and equipment under agreements with initial terms ranging from one to twenty years. Rental expense for the years ended June 30, 2001, 2000 and 1999 was approximately $7,500,000; $8,000,000; and $7,900,000, respectively. At June 30, 2001, the minimum annual rental commitments under noncancelable operating leases, principally real estate, were approximately: 2002, $5,000,000; 2003, $4,200,000; 2004,
$3,700,000; 2005, $2,900,000; 2006, $2,100,000; and thereafter, $6,100,000.

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


Income Taxes

      The provision for income taxes consists of (in thousands):


                               2001       2000       1999
                             -----------------------------

Current:
  Federal                    $11,244    $13,088    $10,583
  State                        1,023      1,304      2,838
  Non-U.S.                     2,080      2,884      3,910
                             -----------------------------
    Total                     14,347     17,276     17,331
Deferred                       3,221      1,874      2,799
                             -----------------------------
    Total                    $17,568    $19,150    $20,130
                             =============================


      The components of income before income taxes are as follows (in thousands):

                               2001       2000       1999
                             -----------------------------

U.S. Operations              $36,357    $42,694    $43,954
Non-U.S. Operations            6,108      4,159      7,537
                             -----------------------------
  Total                      $42,465    $46,853    $51,491
                             =============================


      A reconciliation of the U.S. Federal income tax rate to the effective income rate is as follows:

                             2001     2000     1999
                             ----------------------

Statutory tax rate           35.0%    35.0%    35.0%
Non-U.S.                      2.9      2.6     (0.2)
State taxes                   3.0      3.8      3.9
Other items, net              0.5     (0.5)     0.4
                             ----------------------
Effective income tax rate    41.4%    40.9%    39.1%
                             ======================


      Significant components of the company's net deferred tax liabilities are as follows (in thousands):

                                    2001       2000
                                  ------------------

Deferred tax liabilities:
  Accelerated depreciation        $ 9,040    $ 8,933
  Net pension credit               15,098     13,086
  Other items                         352      1,120

Deferred tax assets:
  Expense accruals                 (4,051)    (5,544)
  Restructuring charge                  0       (456)
  Compensation costs                 (608)      (529)
                                  ------------------
  Net deferred tax liability      $19,831    $16,610
                                  ==================


                                  2001       2000       1999
                                -----------------------------

Deferred taxes:
  Accelerated deprecation       $ 1,163    $   983    $(1,575)
  Net pension credit              2,011      1,517      1,491
  Compensation costs                (79)      (220)        89
  Restructuring charge              456       (456)     2,846
  Expense accruals                  (82)       (13)      (600)
  Other items                      (248)        63        548
                                -----------------------------
    Total                       $ 3,221    $ 1,874    $ 2,799
                                =============================

      At June 30, 2001, accumulated retained earnings of non-U.S. subsidiaries totaled $35,557,000. No provision for U.S. income and foreign withholding taxes has been made because it is expected that such earnings will be reinvested indefinitely or the distribution of any remaining amount would be principally offset by foreign tax credits. The determination of the withholding taxes that would be payable upon remittance of these earnings and the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

Industry Segment Information

      The Company is composed of three product groups. These groups are described on pages 1 and 2.

      The Company has determined that it has three distinct reportable segments: Food Service, Consumer and Industrial. These three segments are managed separately, and the operating results of each segment are regularly reviewed and evaluated separately by the Company's senior management.

      Net sales include only transactions with unaffiliated customers and include no significant intersegment or export sales. Operating income by segment and geographic area excludes general corporate and interest expenses. Assets of the Corporate segment consist primarily of cash, administrative buildings, equipment, prepaid pension cost, goodwill and other non-current assets.


                                                                           Depreciation and
                                            Net Sales                        Amortization
Year Ended June 30
(In thousands)                     2001        2000        1999        2001       2000       1999
------------------               --------------------------------    -----------------------------

Food Service                     $146,793    $144,089    $151,782    $ 2,105    $ 2,120    $ 2,134
Consumer                          212,737     220,724     216,272      3,556      3,765      3,800
Industrial                        240,622     272,236     273,346      7,798      7,504      7,584
Corporate and Other                     -           -           -        221        233        252
                                 --------------------------------    -----------------------------
  Total                          $600,152    $637,049    $641,400    $13,680    $13,622    $13,770
                                 ================================    =============================


                                         Assets Employed                 Capital Expenditures
As of and Year Ended June 30
(In thousands)                     2001        2000        1999        2001       2000       1999
----------------------------     --------------------------------    -----------------------------

Food Service                     $ 73,927    $ 75,018    $ 77,331    $ 1,644    $ 2,018    $ 1,416
Consumer                          118,224     122,287     123,287      3,577      2,988      3,900
Industrial                        190,865     184,457     176,853      8,434     17,604     11,048
Corporate and Other                41,248      42,438      32,571        177        177        460
                                 --------------------------------    -----------------------------
  Total                          $424,264    $424,200    $410,042    $13,832    $22,787    $16,824
                                 ================================    =============================


                                          Income from
                                           Operations
Year Ended June 30
(In thousands)                     2001       2000       1999
------------------               -----------------------------

Food Service                     $13,870    $12,165    $17,600
Consumer                          21,899     25,446     24,198
Industrial                        25,551     32,059     28,019
Corporate and Other               (7,257)    (9,102)    (8,481)
Restructuring credit (charge)          -     (5,408)     1,016
                                 -----------------------------
  Total                          $54,063    $55,160    $62,352
                                 =============================


Product Net Sales Information:


Year Ended June 30 (In thousands)                               2001        2000        1999
                                                              --------------------------------

Food preparation, storage and presentation products           $217,749    $225,768    $234,609
Printing and publishing products                               126,115     134,198     133,774
Home and road construction products                            118,483     130,985     123,796
Aerospace, automotive and electronic products                  117,612     126,639     118,842
Miscellaneous                                                   20,193      19,459      30,379
                                                              --------------------------------
  Total                                                       $600,152    $637,049    $641,400
                                                              ================================


Financial Data related to non-U.S. operations:


As of and Year Ended June 30
(In thousands)                   2001       2000       1999
----------------------------    -----------------------------

Net Sales                       $72,911    $89,496    $98,937
Income from Operations            6,330      8,032      9,580
Long-Lived Assets                32,511     23,072     24,218
                                =============================

      The applicable restructuring charge and credit are excluded from the above table.

Employee Benefit Plans

Retirement Plans

      The Company has defined benefit pension plans covering the majority of its employees, including certain employees in foreign countries. Plan assets are invested primarily in common stocks and fixed income securities. The Company makes contributions generally equal to the minimum amounts required by federal laws and regulations. Foreign plans are funded in accordance with the requirements of regulatory bodies governing each plan.


      The components of net pension credit are as follows (in thousands):


Year Ended June 30                             2001         2000         1999
------------------                           ----------------------------------

Service cost                                 $  4,687     $  5,329     $  5,049
Interest cost                                  10,949       10,357        9,616
Expected return on plan assets                (17,874)     (16,526)     (15,283)
Amortization of prior service cost                214          248          247
Recognized actuarial loss                         153          340          326
Amortization of transition asset               (1,738)      (1,746)      (1,748)
                                             ----------------------------------
  Total                                        (3,609)      (1,998)      (1,793)

Curtailment/settlement                              -            5           87
                                             ----------------------------------

  Net pension credit                         $ (3,609)    $ (1,993)    $ (1,706)
                                             ==================================


      The following table sets forth the funded status and amounts recognized as of June 30, 2001 and 2000 for the Company's U.S. and non-U.S.
defined benefit pension plans (in thousands):

Year Ended June 30                                      2001        2000
------------------                                    --------------------

Change in benefit obligation:
  Benefit obligation, beginning of year               $143,197    $148,170
  Service cost                                           4,687       5,329
  Interest cost                                         10,949      10,357
  Employee contributions                                   239         270
  Amendments/settlements/curtailments                      (85)        400
  Actuarial (gain)/loss                                  7,993     (11,442)
  Foreign currency exchange rate changes                (1,007)     (1,711)
  Benefits paid                                         (8,890)     (8,176)
                                                      --------------------
  Benefit obligation, end of year                     $157,083    $143,197
                                                      ====================


Year Ended June 30                                      2001        2000
------------------                                    --------------------

Change in plan assets:
  Fair value of plan assets, beginning of year        $183,822    $180,604
  Return on plan assets                                 (5,411)      9,714
  Employer contribution                                    933       1,867
  Employee contributions                                   239         270
  Foreign currency exchange rate changes                  (683)     (1,152)
  Benefits paid                                         (8,197)     (7,481)
                                                      --------------------
  Fair value of plan assets, end of year              $170,703    $183,822
                                                      ====================

Funded status                                         $ 13,622    $ 40,625
Unrecognized transition asset                           (1,370)     (3,144)
Unrecognized net actuarial loss/(gain)                  26,115      (4,898)
Unrecognized prior service cost                          2,215       2,788
                                                      --------------------
Net amount recognized                                   40,582      35,371
                                                      --------------------
Amounts recognized in the balance sheet consist of:
  Prepaid benefit cost                                  43,625      38,334
  Accrued benefit liability                             (3,043)     (2,963)
                                                      --------------------
Net amount recognized                                 $ 40,582    $ 35,371
                                                      ====================


Year Ended June 30                                      2001            2000
------------------                                  ----------------------------

Weighted average assumptions as of June 30
Discount rate                                       6.00 - 7.75%    6.25 - 8.00%
Expected return on assets                           8.50 -10.00%    8.75 -10.00%
Rate of compensation increase                       3.50 - 4.50%    4.00 - 4.50%

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $6,606,000, $5,867,000 and $0, respectively, as of June 30, 2001 and $7,436,000, $6,656,000 and $0,
respectively as of June 30, 2000.

      Certain U.S. employees are covered by union-sponsored, collectively bargained, multi-employer pension plans. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. Pension expense for these plans was $1,953,000; $1,863,000; and $1,967,000 in 2001, 2000 and 1999, respectively.

Employees' Stock Ownership Plan

      The Company had an Employee Stock Ownership Plan (ESOP) covering certain salaried employees. Amounts provided for this plan are approved by the Board of Directors and aggregated $1,500,000 for the year ended June 30, 1999. Effective July 1, 1999, the Board of Directors approved the merger of the ESOP and the Employee Savings Plans. The amount provided for the ESOP component of the merged plan aggregated $800,000 and $1,200,000 for the years ended June 30, 2001 and 2000, respectively.

Employee Savings Plan

      The Company has established 401(k) savings plans covering substantially all of the Company's full-time domestic employees. Under the provisions of the plans, employees may contribute a portion of their compensation within certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of its employees under these plans. Such contributions, if any, become fully vested immediately. The Company contributions were approximately $871,000 during 1999. Effective July 1, 1999, the Board of Directors approved the merger of the ESOP and the Employee Savings Plans. The amount provided for the Employee Savings Plans component of the merged plan aggregated $975,000 and $919,000 for the years ended June 30, 2001 and 2000, respectively.

Profit Improvement Participation Share Plan

      The Company has maintained a profit improvement incentive plan in which certain officers and employees participate. The plan has been phased-out and, consequently, no new units have been awarded since 1995. Units under this plan were issued at the discretion of the Compensation Committee of the Board of Directors and were assigned a value equal to a multiple of earnings per share payable in five years based upon the net increase in earnings per share over the five-year period. Each fiscal year, amounts are charged or credited to operations to reflect this liability. Amounts (credited) charged to operations for the years ended June 30, 2000 and 1999 were $(40,000) and $286,000, respectively.

Postretirement Benefits Other Than Pensions

      The Company sponsors unfunded postretirement medical and life plans covering certain full-time employees who retire and have attained the requisite age and years of service. Retired employees are required to contribute toward the cost of coverage according to various rules established by the Company.

      The Company records postretirement benefits (such as health care and life insurance benefits) during the years an employee provides services.


      The following table sets forth the funded status of the Company's postretirement benefit plans and accrued postretirement benefit cost reflected in the Company's balance sheet at year end (in thousands):

Year Ended June 30                               2001        2000
------------------                             -------------------

Change in benefit obligation:
  Benefit obligation, beginning of year        $ 7,743     $ 7,961
  Service cost                                      86         137
  Interest cost                                    476         638
  Participant contributions                        221           -
  Actuarial loss (gain)                            908        (532)
  Benefits paid                                   (742)       (461)
                                               -------------------
Benefit obligation, end of year                  8,692       7,743
Fair value of plan assets                            -           -
                                               -------------------
Funded status                                   (8,692)     (7,743)
Unrecognized net actuarial gain                   (743)     (1,859)
Unrecognized transition obligation               5,331       5,800
                                               -------------------
    Net amount recognized                      $(4,104)    $(3,802)
                                               ===================

      The assumed weighted average discount rate as of June 30, 2001 and 2000 was 7.75% and 8.00% respectively. The annual assumed rate of increase in the per capita cost of covered health care benefits is 10.0% for retirees under age 65 in 2001 and 4.0% in 2000, trending down to 5.0% in 2006 and is assumed to remain at that level thereafter. A 1% increase in the assumed health care cost trend rate would have increased the accumulated benefit obligation by $909,000 and the net postretirement cost by $61,000 in 2001.


      Net postretirement benefit costs are as follows (in thousands):


Year Ended June 30                         2001      2000      1999
------------------                        --------------------------

Service cost                              $  131    $  137    $   77
Interest cost                                653       638       558
Amortization of transition obligation        445       444       446
Net amortization and deferral                (37)        -       (45)
                                          --------------------------
      Net postretirement benefit cost     $1,192    $1,219    $1,036
                                          ==========================

Stock Based Compensation and Purchase Plans

Stock Based Compensation Plans

      Under incentive compensation plans, the Company is authorized to, and has made grants of, stock options, restricted stock and performance share units to provide equity incentive compensation to key employees. At June 30, 2001, 1,056,229 shares of common stock were reserved for issuance under these plans. Of this amount, and as noted in the table below, 772,357 shares are for options granted but unexercised and 140,375 shares are for restricted stock grants outstanding.

Stock Option Plans

      The Company has chosen to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, the compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. Income tax benefits attributable to stock options exercised are credited to capital in excess of par value.

      At June 30, 2001, the Company has made grants of options under various Stock Option Plans. Generally, these options may be granted at or below fair market value as of the date of grant and must be exercised within the period prescribed by the Compensation Committee of the Board of Directors at the time of grant but no later than ten years from the date of grant. Certain options granted at fair value can be exercised anytime after six months from the date of grant, and other options can only be exercised in accordance with the vesting schedules prescribed by the Committee.

Restricted Stock Awards

      The Company may award shares of restricted stock to eligible employees at no cost, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights. Such shares and rights are subject to forfeiture if certain employment conditions are not met. During the restriction period, recipients of the shares are entitled to dividends on such shares, providing that such shares are not forfeited. Dividends are accumulated and paid out at the end of the restriction period. During 2001 and 2000, the Company granted 19,051 and 123,814 shares, respectively, of restricted stock to eligible employees. At June 30, 2001, restrictions on the stock lapse between 2002 through 2010. Through June 30, 2001, restrictions on 2,335 shares have lapsed. Upon granting of the shares, an unamortized compensation expense on the dates of the grant was charged to stockholders' equity and will be amortized over the restriction period. For the years ended June 30, 2001 and 2000, $771,695 and $610,000, respectively, was recognized as compensation expense.

Executive Compensation Program

      The Company operates a compensation program for key employees. The plan contains both an annual component as well as long-term component. Under the annual component, participants are required to receive 20% (and may elect to receive up to 50%) of their annual incentive compensation in restricted stock which is purchased at a discount to the market based on the lower closing price on the date of the grant or the date the award is paid out. Restrictions on the stock expire after three years. During the restriction period, recipients of the shares are entitled to dividends on such shares, providing that such shares are not forfeited. Dividends are accumulated and paid out at the end of the restriction period. At June 30, 2001 and 2000, respectively, 44,452 and 11,726 shares of restricted stock are outstanding under this plan and subject to restrictions that lapse between 2002 and 2003. The compensation expense associated with this short-term incentive program is charged to income ratably over the restriction period. The Company recorded compensation expense related to this program of $70,000 and $29,000 for the years ended June 30, 2001 and 2000, respectively.

      Under the long-term component, grants of incentive performance share units ("PSU's") are made annually to key employees and are earned based on the achievement of certain overall corporate financial performance targets over a three-year period. In addition, stock options are awarded under this program at the fair market value as of the date of grant. These options vest ratably over five years and must be exercised within seven years. In certain circumstances, such as retirement or a change in control, vesting of the options granted are accelerated and PSU's are paid off on a pro-rata basis. At June 30, 2001, under this program 50,300 shares were subject to the restrictions related to the PSU's. Compensation expense, if any, associated with the PSU's is recorded to expense as the achievement of future performance objectives appears likely. Recipients of the PSU's do not receive dividend rights until such time as the shares have been issued.


      A summary of stock options issued under the above plans is as follows:


                                               Number      Weighted Average
Year Ended June 30                           of Options     Exercise Price
------------------                           ------------------------------

Outstanding, June 30, 1998
 ($7.50 to $32.1875 per share)                 591,786          $23.89
Granted ($21.875 to $25.875 per share)          92,700           25.64
Exercised ($7.50 to $22.50 per share)          (36,800)          10.42
Canceled ($24.75 to $31.5625 per share)        (17,031)          28.42
                                               -----------------------

Outstanding, June 30, 1999
 ($9.00 to $32.1875 per share)                 630,655           24.81
Granted ($16.4375 to $23.375 per share)        228,700           22.82
Exercised ($9.00 to $15.8125 per share)        (31,550)          12.09
Canceled ($23.00 to $31.5625 per share)        (40,242)          27.91
                                               -----------------------

Outstanding, June 30, 2000
 ($10.315 to $32.1875 per share)               787,563           24.58
Granted ($16.6875 to $18.6875 per share)       186,500           18.68
Exercised ($10.315 to $23.375 per share)      (161,562)          19.09
Canceled ($23.00 to $31.5625 per share)        (40,144)          27.16
                                               -----------------------

Outstanding, June 30, 2001
 ($16.4375 to $32.1875 per share)              772,357           24.17
                                               -----------------------
Exercisable, June 30, 2001
 ($16.4375 to $32.1875 per share)              420,432          $26.92
                                               =======================


      The following table sets forth information regarding options outstanding at June 30, 2001:


                                                                                       Weighted
                                                        Weighted                       Average
                                       Weighted         Average         Number      Exercise Prices
  Number            Range of           Average         Remaining       Currently     for Currently
of Options       Exercise Prices    Exercise Price    Life (Years)    Exercisable     Exercisable
------------------------------------------------------------------------------------------------

  197,166    $16.4375  -  $18.6875      $18.56             6              7,769         $17.92
  124,334     20.75    -   23.00         22.83             5             47,929          22.60
  110,934     23.375   -   25.125        23.60             5             49,829          23.84
  117,483     25.875   -   28.00         26.34             5             92,465          26.47
  222,440     28.375   -   32.1875       29.03             6            222,440          29.03
  --------------------------------------------------------------------------------------------
  772,357    $16.4375  -  $32.1875      $24.17             6            420,432         $26.92
  ============================================================================================


      As discussed above, the Company has chosen to continue to account for stock based compensation using the intrinsic value method to measure compensation expense. Had the Company used the fair value method to measure compensation for grants, net income and earnings per share would have been as follows:


Year Ended June 30 (In thousands)         2001         2000         1999
---------------------------------       ----------------------------------

Income Before Income Tax Provision      $ 40,839     $ 45,361     $ 50,009
Income Tax Provision                     (17,389)    (19,008)      (20,030)
                                        ----------------------------------
Net Income                              $ 23,450     $ 26,353     $ 29,979
                                        ----------------------------------
Earnings Per Share
  Basic                                 $   1.93     $   2.08     $   2.31
  Diluted                               $   1.90     $   2.07     $   2.30
                                        ==================================


      Options granted during 2001, 2000 and 1999 had a weighted average grant date fair value of $5.13, $6.59 and $8.87, respectively. The fair value of options on the grant date, including the valuation of the option feature implicit in the Company's stock purchase plan, was measured using the Binomial option pricing model. Key assumptions used to apply this pricing model are as follows:


Year Ended June 30                             2001               2000               1999
------------------                        ----------------------------------------------------

Range of risk-free interest rates         4.29% to 6.18%     5.72% to 6.83%     4.84% to 5.53%
Range of expected life of option
 grants (in years)                            3 to 7             3 to 7             2 to 7
Expected volatility of underlying
 stock                                    34.4% to 35.8%     30.6% to 33.6%     29.0% to 32.2%
Range of expected quarterly
 dividends (per share)                    $0.20 to $0.21     $0.19 to $0.20         $0.19
                                          ====================================================

      It should be noted that the option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years. However management believes that the assumptions used and the model to value the awards yields a reasonable estimate of the fair value of the grants made under the circumstances.

Employee Stock Purchase Plan

      The Company has an Employee Stock Purchase Plan that allows employees to purchase shares of common stock of the Company at a 15% discount from market value. Shares of stock reserved for the plan were 97,825 at June 30, 2001. Shares purchased under this plan aggregated 76,081; 92,568; and 106,506; in 2001, 2000 and 1999, respectively.

Rights Agreement

      The Company has a stock Rights Agreement for which purchase rights have been distributed as a dividend at the rate of one right for each share of common stock held. The rights may be exercised only if an entity has acquired beneficial ownership of 15% or more of the Company's common stock, or announces an offer to acquire 15% or more of the Company.

Acquisitions and Dispositions

      ATC-Frost Magnetics, Inc. was purchased for a total of $15,700,000 in cash and stock in April 2001. ATC-Frost is a leading manufacturer of custom magnetic components in Canada. This transaction was accounted for as a purchase and, accordingly, the consolidated financial statements include the results of the acquired company from its acquisition date. The purchase price of the acquisition was allocated to the assets acquired based on their fair market values and resulted in the recognition of goodwill of approximately $11,300,000. If the acquisition had occurred as of July 1, 1999 consolidated results would not have been materially affected.

      During fiscal 1998, the Company purchased two companies and a product line for a total of $52,800,000 in cash, stock and a note. In October 1997, the acquisition of the net assets of ACME Manufacturing Company for cash and a note was completed. ACME is a manufacturer of heating, ventilation and air conditioning pipe, duct and fittings for the home building industry. During the second quarter, the Company purchased a hardware product line, which included inventory and machinery, of an unrelated company. In March, the Company acquired ATR Coil Company, Inc. for cash and shares of the Company's common stock. ATR Coil is a manufacturer of electronic coils and windings for the industrial, automotive and consumer markets.


      These transactions were accounted for as purchases and, accordingly, the consolidated financial statements include the results of operations of the acquired businesses from their respective acquisition dates. The purchase price of the acquisitions was allocated to the assets acquired based on their respective fair market values and resulted in the recognition of goodwill of approximately $18,500,000. If the acquisitions had occurred as of July 1, 1997, the unaudited pro forma consolidated results of operations would have been as follows:


Year Ended June 30, 1998
(In thousands, except per share data)
-------------------------------------

Net sales                                $632,771
Net income                                 20,702
Earnings per share:
  Basic                                      1.58
  Diluted                                    1.57
                                         ========

      As part of its two restructuring plans, the Company sold its Keller-Dorian subsidiary in September 2000 and three divisions in fiscal 1999. In February 1998, the Company sold a division for net proceeds of approximately $2,600,000 and a net loss of $350,000. These transactions are more fully described in the Restructuring footnote below.

Restructuring

      In June 2000, the Company recorded a restructuring charge of $5,408,000 before taxes. The restructuring plan involved the: (1) disposal, closing or elimination of certain under-performing and unprofitable operating plants, product lines, manufacturing processes and businesses;
(2) realignment and consolidation of certain marketing and distribution activities; and (3) other cost containment actions, including selective personnel reductions. The charge was recorded in the line item "Restructuring charge (credit)" on the Statements of Consolidated Income. As part of this restructuring the Company sold for cash and a note the assets and operations of its Keller-Dorian and Goyot subsidiaries in September.


      The following schedule reflects the Company's restructuring activities (in thousands) since the charge was recorded:


                                            Involuntary
                                             Employee
                                          Severance and       Asset       Shutdown
                                          Benefits Costs    Impairment     Costs       Total
                                          --------------------------------------------------

Reserve beginning balance                     $1,036         $ 3,775       $  597     $ 5,408
                                              -----------------------------------------------
Expended:
Cash                                           1,013               -          775       1,788
Non-cash (disposals and write-offs)                -           3,620                    3,620
                                              -----------------------------------------------
  Total expenditures                           1,013           3,620          775       5,408
                                              -----------------------------------------------

Expenditures under (over) reserve             $   23         $   155       $ (178)    $     0
                                              ===============================================

      During fiscal 1998, the Company recorded a restructuring charge of $12,758,000 before taxes. This action was intended to close, dispose of, or liquidate certain small under-performing and unprofitable plants, product lines and businesses. As part of this restructuring, the Company sold for approximately $5,100,000 in cash and notes its Christmas Tree Stand product line in December 1998, its SXI Technologies division in January 1999 and its Williams Healthcare division in April 1999.


      The following schedule reflects the Company's restructuring activities in fiscal 1999 (in thousands):


                                            Involuntary
                                             Employee
                                          Severance and       Asset       Shutdown
                                          Benefits Costs    Impairment     Costs       Total
                                          --------------------------------------------------

Reserve beginning balance                     $1,665         $10,061       $1,032     $12,758
                                              -----------------------------------------------
Expended:
Cash                                           1,696               -          840       2,536
Non-cash (disposals and write-offs)                -           8,620          587       9,207
                                              -----------------------------------------------
  Total                                        1,696           8,620        1,427      11,743
                                              -----------------------------------------------

Reduction and changes in estimated costs      $  (31)        $ 1,441       $ (395)    $ 1,015
                                              ===============================================

      The restructuring credit of $1,015,762 noted above is shown in the line item "Restructuring charge (credit)" in the Statements of Consolidated Income.

Quarterly Results of Operations (Unaudited)

      The unaudited quarterly results of operations for the years ended June 30, 2001 and 2000 are as follows:


Sales and Earnings by Quarter (Unaudited)


Year Ended June 30                                           2001
(In thousands, except per share data)      First      Second      Third      Fourth
-------------------------------------    --------------------------------------------

Net sales                                $151,279    $158,652    $140,233    $149,988
Gross profit margin                        48,065      54,483      44,841      50,760
Net income                                  7,038       7,553       4,037       6,269
EARNINGS PER SHARE
  Basic                                      0.57        0.62        0.34        0.52
  Diluted                                    0.57        0.61        0.33        0.51


Year Ended June 30                                           2000
(In thousands, except per share data)      First      Second      Third      Fourth
-------------------------------------    --------------------------------------------

Net sales                                $157,803    $163,050    $158,158    $158,038
Gross profit margin                        49,693      55,255      51,924      52,466
Net income                                  9,517       7,613       6,460       4,113
EARNINGS PER SHARE
  Basic                                      0.74        0.59        0.52        0.34
  Diluted                                    0.74        0.59        0.51        0.33
                                         ============================================

                  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
             ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                    None

                                  PART III

            ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF STANDEX

      Certain information concerning the directors of the Company is incorporated by reference to pages 2 through 5, 17 through 18 and page 26 of the Proxy Statement of the Company, dated September 20, 2001 (the "2001 Proxy Statement"). Certain information concerning the executive officers of the Company is set forth in Part I under the caption "Executive Officers of Standex."

                       ITEM 11. EXECUTIVE COMPENSATION

      Information regarding executive compensation is incorporated by reference to pages 7 through 15 of the 2001 Proxy Statement.

                   ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                      BENEFICIAL OWNERS AND MANAGEMENT

      The stock ownership of each person known to Standex to be the beneficial owner of more than 5% of its Common Stock and the stock ownership of all directors and executive officers of Standex as a group are incorporated by reference to pages 3 through 5 of the 2001 Proxy Statement. The beneficial ownership of Standex Common Stock of all directors and executive officers of the Company is incorporated by reference to pages 3 through 5 of the 2001 Proxy Statement.

                     ITEM 13. CERTAIN RELATIONSHIPS AND
                            RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions is incorporated by reference to pages 18 through 19 of the 2001 Proxy Statement.

                                   PART IV

                   ITEM 14. EXHIBITS, FINANCIAL STATEMENT
                     SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   Financial Statements and Schedule

            (i) The financial statements required in response to this item are listed in response to Part II, Item 8 of this Annual Report on Form 10-K.

            (ii) The financial statement schedule listed in the accompanying index to the Consolidated Financial Statements and Schedules is filed as part of this Annual Report on Form 10-K.

      (b)   Reports on Form 8-K

      Standex filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended June 30, 2001.

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

            10.   (a)   Employment Agreement dated May 1, 2000, between the
                        Company and David R. Crichton is incorporated by this reference to the exhibits to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (the "2000 10-K").*

                  (b) Employment Agreement dated May 1, 2000, between the Company and Edward J. Trainor is incorporated by this reference to the exhibits to the 2000 10-K.*

                  (c) Employment Agreement dated May 1, 2000, between the Company and Edward F. Paquette is incorporated by this reference to the exhibits to the 2000 10-K.*

                  (d) Employment Agreement dated May 1, 2000, between the Company and Deborah A. Rosen is attached hereto and incorporated by this reference to the exhibits to the 2000 10-K.*

                  (e) Employment Agreement dated April 1, 2001 between the Company and Daniel C. Potter is attached hereto and incorporated by this reference to the exhibits to this Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (the "2001 10-K").*

                  (f) Standex International Corporation 1998 Long-Term Incentive Plan, effective October 27, 1998 is incorporated by reference to the exhibits to the Quarterly Report of Standex on Form 10-Q of the fiscal quarter ended December 31, 1998.*

                  (g) Standex International Corporation Profit Improvement Participation Shares Plan as amended and restated on April 26, 1995 is incorporated by reference to the exhibits to the Annual Report of Standex on Form 10-K for the fiscal year ended June 30, 1995 (the "1995 10-K").*

                  (h) Standex International Corporation Stock Option Loan Plan, effective January 1, 1985, as amended and restated on January 26, 1994, is incorporated by reference to the exhibits to the 1994 10-K.*

                  (i) Standex International Corporation Executive Security Program, as amended and restated on January 31, 2001 is incorporated by reference to the exhibits to the Quarterly Report of Standex on Form 10-Q for the fiscal quarter ended March 31, 2001 (the "March 2001 10-Q").*

                  (j) Standex International Corporation 1985 Stock Option Plan effective July 31, 1985, as amended on October 30, 1990, is incorporated by reference to the exhibits to the Annual Report of Standex on Form 10-K for the fiscal year ended June 30, 1991.*

                  (k) Standex International Corporation Executive Life Insurance Plan effective April 27, 1994 and as amended and restated on April 25, 2001 is incorporated by reference to the exhibits to the 2001 10-K.*

                  (l) Standex International Corporation 1994 Stock Option Plan effective July 27, 1994 is incorporated by reference to the exhibits to the 1994 10-K.*

                  (m) Standex International Corporation Supplemental Retirement Plan adopted April 26, 1995 and amended on July 26, 1995 is incorporated by reference to the exhibits to the 1995 10-K.*

            13. The Annual Report to Shareholders of the Company for the fiscal year ended June 30, 2001 is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K.

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

--------------------
*   Management contract or compensatory plan or arrangement.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 20, 2001.

                                       STANDEX INTERNATIONAL CORPORATION
                                                  (Registrant)


                                       By: /s/ Edward J. Trainor
                                           --------------------------------
-
                                               Edward J. Trainor,
President/
                                               Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on September 20, 2001:

      Signature                              Title
      ---------                              -----

/s/ Edward J. Trainor          President/Chief Executive Officer
---------------------------
    Edward J. Trainor

/s/ Christian Storch           Vice President/Chief Financial Officer
---------------------------
    Christian Storch

/s/ Robert R. Kettinger        Corporate Controller (Chief Accounting
Officer)
---------------------------
   Robert R. Kettinger

      Edward J. Trainor, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on September 20, 2001 as attorney-in-fact for the following directors of the Registrant:

      David R. Crichton                Thomas L. King
      John Bolten, Jr.                 C. Kevin Landry
      William R. Fenoglio              H. Nicholas Muller, III, Ph.D.
      Walter F. Greeley                Edward F. Paquette
      Daniel B. Hogan                  Sol Sackel

                                       /s/ Edward J. Trainor
                                       ---------------------------------
                                           Edward J. Trainor

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                 Schedule

Schedule VIII    Valuation and Qualifying Accounts

Independent Auditors' Report relating to Schedule VIII

      Schedules (consolidated) not listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements submitted.

INDEPENDENT AUDITORS' REPORT
----------------------------


To the Board of Directors and Stockholders of STANDEX INTERNATIONAL CORPORATION
Salem, New Hampshire

We have audited the accompanying consolidated balance sheets of Standex International Corporation and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(ii). These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Standex International Corporation and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
-------------------------
    DELOITTE & TOUCHE LLP

Boston, Massachusetts

August 14, 2001


                                                              SCHEDULE VIII

             STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended June 30, 2001, 2000 and 1999


     Column A                   Column B                  Column C                  Column D       Column E
     --------                   --------                  --------                  --------       --------
                                                         Additions
                               Balance at   ----------------------------------
                               Beginning    Charged to Costs      Charged to                     Balance at
   Description                  of Year       and Expenses      Other Accounts     Deductions     End of Year
-------------------------------------------------------------------------------------------------------------

Allowances deducted from
 assets to which they
 apply-for doubtful
 accounts receivable:
   June 30, 2001              $3,397,174      $1,825,947                        $(1,789,678)(1)    $3,433,443
   June 30, 2000              $3,590,395      $1,412,681                        $(1,605,902)(1)    $3,397,174
   June 30, 1999              $3,550,685      $1,984,598                        $(1,944,888)(1)    $3,590,395

--------------------
<F1>  Accounts written off-net of recoveries

                  INDEX TO ITEMS INCORPORATED BY REFERENCE

                                                                  Page No.
                                                                   Proxy
                                                              Statement ("P")
                                                              ---------------

                                  PART III

Item 10    Directors and Executive Officers of Standex       P 2 - 5; 17-18; 26

Item 11    Executive Compensation                            P 7 - 15

Item 12    Security Ownership of Certain Beneficial Owners
            and Management                                   P 3 - 5

Item 13    Certain Relationships and Related Transactions    P 18-19