Form 10-Q
period 2001-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 2001-11-13
CIK 310354

FORM 10-Q

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549






                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended September 30, 2001     Commission File Number 1-7233



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





    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

    The number of shares of Registrant's Common Stock outstanding on September 30, 2001 was 12,135,486.


                     STANDEX INTERNATIONAL CORPORATION

                                 I N D E X

                                                               Page No.
PART I.   FINANCIAL INFORMATION:

Item 1.
 Statements of Consolidated Income for the Three
 Months Ended September 30, 2001 and 2000                         2

 Consolidated Balance Sheets, September 30, 2001
 and June 30, 2001                                                3

 Statements of Consolidated Cash Flows for the
 Three Months Ended September 30, 2001 and 2000                   4

 Notes to Financial Information                                 5-7

Item 2.
 Management's Discussion and Analysis                           8-9

Item 3.
 Quantitative and Qualitative Disclosures About
 Market Risk                                                     10


PART II.  OTHER INFORMATION:


Item 6.
 Exhibits and Reports on Form 8-K                                11


                      PART I.  FINANCIAL INFORMATION

                     STANDEX INTERNATIONAL CORPORATION
                     Statements of Consolidated Income
                               (000 Omitted)


                                                      Three Months Ended
                                                         September 30
                                                        2001       2000
Net Sales                                            $143,710   $151,279
Cost of Products Sold                                  97,797    103,214
Gross Profit Margin                                    45,913     48,065
Selling, General and Administrative Expenses           34,059     33,730
Income from Operations                                 11,854     14,335
Other Income/(Expense):
 Interest Expense                                     (2,680)    (2,948)
 Interest Income                                           78        117
Other Income/(Expense) - net                          (2,602)    (2,831)
Income Before Income Taxes                              9,252     11,504
Provision for Income Taxes                              3,754      4,466
Net Income                                           $  5,498   $  7,038
Earnings Per Share:
 Basic                                               $     .45  $    .57
 Diluted                                             $     .45  $    .57

Cash Dividends Per Share                             $     .21  $    .20

                     STANDEX INTERNATIONAL CORPORATION
                        Consolidated Balance Sheets
                               (000 Omitted)
                                                    September 30  June 30
                                                       2001        2001
              ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                          $  10,169   $  8,955
  Receivables, net of allowances for
  doubtful accounts                                   100,635     98,470
   Inventories (approximately 45%
   finished goods, 20% work in process,
   and 35% raw materials and supplies)                104,510    102,674
 Prepaid expenses                                      12,055      4,845
    Total current assets                              227,369    214,944

PROPERTY, PLANT AND EQUIPMENT                         269,792    263,613
 Less accumulated depreciation                        153,507    149,769
    Property, plant and equipment, net                116,285    113,844

OTHER ASSETS:
 Prepaid pension cost                                  44,092     43,625
 Goodwill, net                                         41,494     41,069
 Other                                                 11,253     10,782
    Total other assets                                 96,839     95,476

      TOTAL                                         $ 440,493   $424,264

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable and current portion
   of long-term debt                                $   2,681   $  2,532
 Accounts payable                                      37,057     33,554
 Income taxes                                           7,324      4,296
 Accrued expenses                                      35,732     34,755
    Total current liabilities                          82,794     75,137

LONG-TERM DEBT (less current portion
included above)                                       157,973    153,019

DEFERRED INCOME TAXES AND OTHER LIABILITIES            24,203     23,934

STOCKHOLDERS' EQUITY:
 Common stock                                          41,976     41,976
 Additional paid-in capital                            11,182     10,950
 Retained earnings                                    381,032    378,075
 Unamortized value of restricted stock                  (975)    (1,049)
 Accumulated other comprehensive (loss)               (8,717)   (10,134)
 Less cost of treasury shares                       (248,975)  (247,644)
    Total stockholders' equity                        175,523    172,174
      TOTAL                                         $ 440,493   $424,264

                     STANDEX INTERNATIONAL CORPORATION

                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                               (000 OMITTED)
                                                      Three Months Ended
                                                          September 30
                                                         2001      2000
Cash Flows from Operating Activities:
 Net income                                           $  5,498  $  7,038
 Depreciation and amortization                           3,402     3,486
 Net changes in assets and liabilities                 (3,991)   (6,988)
    Net Cash Provided by Operating Activities            4,909     3,536

Cash Flows from Investing Activities:
 Expenditures for property and equipment               (4,432)   (4,351)
 Other                                                      95       898
    Net Cash Used for Investing Activities             (4,337)   (3,453)

Cash Flows from Financing Activities:
 Proceeds from additional borrowings                    12,248    12,129
 Net payments of debt                                  (7,146)   (7,188)
 Cash dividends paid                                   (2,541)   (2,477)
 Purchase of treasury stock                            (2,750)   (3,076)
 Other, net                                                559     1,589
    Net Cash Provided by Financing Activities              370       977

Effect of Exchange Rate Changes on Cash                    272        13

Net Change in Cash and Cash Equivalents                  1,214     1,073

Cash and Cash Equivalents at Beginning of Year           8,955    10,438

Cash and Cash Equivalents at September 30             $ 10,169  $ 11,511


Supplemental Disclosure of Cash Flow Information:
 Cash paid during the three months for:
    Interest                                          $  2,895  $  3,368
    Income taxes                                      $    852  $  1,930

                      NOTES TO FINANCIAL INFORMATION


1.   Management Statement

  The unaudited financial statements as reported in this Form 10-Q reflect all adjustments (including those of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of results for the three months ended September 30, 2001 and 2000.

  These financial statements should be read in conjunction with the audited financial statements as of June 30, 2001. Accordingly, footnote disclosures that would substantially duplicate the disclosures contained in the latest audited financial statements have been omitted from this filing.

2.   Per Share Calculation
  The following table sets forth the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

                                                    Three Months Ended
                                                       September 30
                                                      2001      2000
      Basic - Average Shares
          Outstanding    12,154    12,293
      Effect of Dilutive Securities:
        Stock Options                                  168       147

      Diluted - Average Shares
        Outstanding                                 12,322    12,440

  Both basic and diluted incomes are the same for computing earnings per share.

  Cash dividends per share have been computed based on the shares outstanding at the time the dividends were paid. The shares (in thousands) used in this calculation for the three months ended
  September 30, 2001 and 2000 were 12,102 and 12,383, respectively.

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

4.   Comprehensive Income

  In addition to net income, the only items which would be included in comprehensive income are foreign currency translation adjustments and the change in the fair market value of interest rate swap agreements. For the three months ended September 30, 2001 and 2000, comprehensive income totaled approximately $6,915,000 and $7,917,000, respectively.

5.   Industry Segment Information
  The Company is composed of three product segments. Net sales include only transactions with unaffiliated customers and include no intersegment sales. Operating income by segment excludes general corporate expenses and interest expense.

                                             (000 Omitted)
                                                          Income
                                     Net Sales        From Operations
                                   2001      2000     2001      2000
  Food Service                 $ 36,373  $ 36,721  $  3,283  $  3,209
  Industrial                     57,997    64,398     5,915     7,740
  Consumer                       49,340    50,160     5,499     5,391
  Corporate                                         (2,843)   (2,005)

       Total                   $143,710  $151,279  $ 11,854  $ 14,335

6.   Derivative Instruments and Hedging Activities

  Standex manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rate debt to reduce certain exposures to interest rate fluctuations. Standex designates its interest rate swaps as cash flow hedge instruments, whose recorded value in the consolidated balance sheet approximates fair market value. The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the quarter ended September 30, 2001, the Company completed an assessment of the cash flow hedge instruments and determined these hedges to be highly effective. The Company also determined the fair market value of its interest rate swaps. The change in value, adjusted for any inefficiency, was recorded to other comprehensive income and the related derivative liability. For the quarter ended September 30, 2001 the change in value totaled $(105,000) and the ineffective portion of the hedge was immaterial.

7.   Goodwill and Other Intangible Assets

  The Company adopted Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), effective July 1, 2001. As a result, the Company discontinued the amortization of goodwill arising from business combinations consummated prior to June 30, 2001 that have been accounted for using the purchase method of accounting. Such goodwill aggregated to a net amount of $41,069,000 at June 30, 2001 and goodwill amortization for the three months ended September 30, 2000 was $282,000.

  SFAS No. 142 also requires the Company to assess the recoverability of recorded goodwill at the adoption date. Impairments of goodwill that are identified as a result of the assessment, if any, are to be reported as a cumulative change in accounting principle as of the adoption date. SFAS No. 142 requires that assessment to be completed within six months of the date of adoption and to be reported retroactively to the beginning of the year adopted.


  The Company is currently refining the valuation models to be used in assessing recorded goodwill at the various reporting units comprehended in the Company's three business segments.  Company management has not determined the ultimate impact of impairments, if any, but does not expect any aggregated impairment to exceed $4.5 million.
                                       For the Quarter Ended September 30
                                            2001              2000
  Reported net income                    $  5,498           $ 7,038
  Add back: Goodwill amortization                               282
  Adjusted net income                    $  5,498           $ 7,320


  Basic earnings per share:
  Reported net income                    $   0.45           $  0.57
  Goodwill amortization                                        0.02
  Adjusted net income                    $   0.45           $  0.59


  Diluted earnings per share:
  Reported net income                    $   0.45           $  0.57
  Goodwill amortization                                        0.02
  Adjusted net income                    $   0.45           $  0.59

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


MATERIAL CHANGES IN FINANCIAL CONDITION

During the first quarter of fiscal 2002 the Company invested $4.4 million in plant and equipment, purchased $2.8 million of the Company's Common Stock and paid out $2.5 million in cash dividends to the Company's shareholders. These expenditures were primarily funded with net operating cash flows of $4.9 million and the balance from additional borrowings. The Company intends to continue its policy of using its funds to make acquisitions when conditions are favorable, invest in property, plant and equipment, pay dividends and purchase its Common Stock.

New Accounting Pronouncements - Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS No. 133, which did not have a material effect on the Company's financial position or results of operations, is more fully described in the Notes to Financial Information.

Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142, and its effect on the Company's financial position and results of operations, is more fully described in the Notes to Financial Information.


OPERATIONS

                     Quarter Ended September 30, 2001
            As compared to the Quarter Ended September 30, 2000


Net sales for the quarter ended September 30, 2001 decreased by approximately $7.6 million or 5.0% from the quarter ended September 30, 2000. The effect, on net sales, of changes in the average foreign exchange rates was not significant.

Net sales in the Food Service Segment of $36.4 million were $350,000 less than the prior year; Consumer Segment net sales decreased by 1.6% to $49.3 million from the prior year's $50.2 million; and Industrial Segment net sales were $58.0 million versus $64.4 million in fiscal 2001. The relatively flat sales in the Food Service and Consumer segments are reflective of the general economic slowdown. The decrease in Industrial segment sales is a consequence of downturns in the automotive, trucking, aerospace and telecommunications markets which resulted in deferrals of commitments and orders under several large customer programs.

The Company's gross profit margin percentage ("GPMP") remained at 32% and none of the segments reported significant changes in GPMP.

Consolidated selling, general and administrative expenses, increased slightly as a percent of net sales to approximately 23.7% compared to 22.3% in the prior year. None of the segment changes were individually significant.

Interest expense for the current quarter decreased $268,000 versus the same quarter in the previous fiscal year due to a decrease in interest rates and a decrease in average debt outstanding.

Pre-tax income was $9.3 million compared to $11.5 million in the prior year. The effective tax rate increased to 40.6% in the current period compared to 38.8% in the prior year since a larger portion of the Company's income this year was generated in higher taxed countries.

As a result of the above, net income for the quarter ended September 30, 2001 was $5.5 million compared to $7.0 million for the quarter ended September 30, 2000.


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

There have been no significant changes in the exposure to changes in both foreign currency and interest rates from June 30, 2001 to September 30, 2001.


                        PART II.  OTHER INFORMATION


                 ITEM 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

        10. Employment Agreement between Christian Storch and the Company dated September 1, 2001.

(b) Reports on Form 8-K

     The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 2001.


                     ALL OTHER ITEMS ARE INAPPLICABLE


                     STANDEX INTERNATIONAL CORPORATION


                            S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STANDEX INTERNATIONAL CORPORATION


Date:  November 13, 2001           /s/Robert R. Kettinger
                                      Robert R. Kettinger
                                      Corporate Controller


Date:  November 13, 2001           /s/Christian Storch
                                      Christian Storch
                                      Vice President/CFO