Form 10-Q
period 2001-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 2002-02-12
CIK 310354

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 2001      Commission File Number 1-7233



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



    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     The number of shares of Registrant's Common Stock outstanding on December 31, 2001 was 12,128,855.


                     STANDEX INTERNATIONAL CORPORATION

                                 I N D E X

                                                               Page No.
PART I.   FINANCIAL INFORMATION:

Item 1.
 Statements of Consolidated Income for the
 Three and Six Months Ended December 31, 2001
 and 2000                                                        2

 Consolidated Balance Sheets, December 31, 2001
 and June 30, 2001                                               3

 Statements of Consolidated Cash Flows for the Six
 Months Ended December 31, 2001 and 2000                         4

 Notes to Financial Information                                5-7

Item 2.
 Management's Discussion and Analysis                         8-10

Item 3.
 Quantitative and Qualitative Disclosures About
 Market Risk                                                    10

PART II.  OTHER INFORMATION:

Item 4.
 Submission of Matters to a Vote of Security
 Holders                                                        11

Item 6.
 Exhibits and Reports on Form 8-K                               11

                      PART I.  FINANCIAL INFORMATION
                     STANDEX INTERNATIONAL CORPORATION
                     Statements of Consolidated Income
                   (In thousands, except per share data)



                                  Three Months Ended    Six Months Ended
                                       December 31         December 31
                                    2001      2000       2001      2000
Net Sales                         $149,927  $158,652   $293,637  $309,931
Cost of Products Sold              97,416   104,169    195,213   207,383
Gross Profit Margin                52,511    54,483     98,424   102,548
Selling, General and
   Administrative Expenses         39,892    39,215     73,951    72,945
Income from Operations             12,619    15,268     24,473    29,603
Other Income/(Expense):
 Interest Expense                 (2,334)   (3,060)    (5,014)   (6,008)
 Interest Income                       89        63        167       180
Other Income/(Expense) - net      (2,245)   (2,997)    (4,847)   (5,828)
Income Before Income Taxes         10,374    12,271     19,626    23,775
Provision for Income Taxes          3,996     4,718      7,750     9,184
Income before cumulative
   effect of a change in
   accounting principle             6,378     7,553     11,876    14,591
Cumulative effect of a
  change in accounting principle        0         0    (3,779)         0
Net Income                        $ 6,378   $ 7,553    $ 8,097   $14,591
Earnings Per Share: (before
   cumulative effect of a
   change in accounting
   principle)
 Basic                            $   .53   $   .62    $   .98   $  1.19
 Diluted                          $   .52   $   .61    $   .97   $  1.18

Earnings Per Share: (after
   cumulative effect of a
   change in accounting
   principle)
    Basic                         $   .53   $   .62    $   .67   $  1.19
 Diluted                          $   .52   $   .61    $   .66   $  1.18


Cash Dividends Per Share          $   .21   $   .21    $   .42   $   .41

                     STANDEX INTERNATIONAL CORPORATION
                        Consolidated Balance Sheets
                              (In thousands)
                                                      December 31 June 30
                                                         2001      2001
              ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                            $ 13,597   $ 8,955
 Receivables, net of allowances for
   doubtful accounts                                    89,589    98,470
   Inventories (approximately 45%
   finished goods, 20% work in process,
   and 35% raw materials and supplies)                 106,764   102,674
 Prepaid expenses                                        9,014     4,845
    Total current assets                               218,964   214,944

PROPERTY, PLANT AND EQUIPMENT                          271,173   263,613
 Less accumulated depreciation                         155,567   149,769
    Property, plant and equipment, net                 115,606   113,844

OTHER ASSETS:
 Prepaid pension cost                                   46,556    43,625
 Goodwill, net                                          36,024    41,069
 Other                                                  10,922    10,782
    Total other assets                                  93,502    95,476

      TOTAL                                           $428,072   $424,264

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable and current portion
   of long-term debt                                  $  3,241   $ 2,532
 Accounts payable                                       32,667    33,554
 Income taxes                                            6,172     4,296
 Accrued expenses                                       37,658    34,755
    Total current liabilities                           79,738    75,137

LONG-TERM DEBT (less current portion
included above)                                        150,536   153,019

DEFERRED INCOME TAXES AND OTHER LIABILITIES             23,813    23,934

STOCKHOLDERS' EQUITY:
 Common stock                                           41,976    41,976
 Additional paid-in capital                             11,238    10,950
 Retained earnings                                     381,104   378,075
 Unamortized value of restricted stock                   (877)   (1,049)
 Accumulated other comprehensive loss                 (10,216)  (10,134)
Less cost of treasury shares                         (249,240) (247,644)
    Total stockholders' equity                         173,985   172,174
      TOTAL                                           $428,072   $424,264

                     STANDEX INTERNATIONAL CORPORATION
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (In thousands)

                                                        Six Months Ended
                                                            December 31
                                                         2001      2000
Cash Flows from Operating Activities:
 Net income                                             $8,097   $14,591
 Cumulative effect of a change in accounting
    principle                                            3,779         0
 Depreciation and amortization                           6,604     6,852
 Net changes in assets and liabilities                   2,167     1,125
    Net Cash Provided by Operating Activities           20,647    22,568

Cash Flows from Investing Activities:
 Expenditures for property and equipment               (7,227)   (8,651)
 Other                                                      48       845
    Net Cash Used for Investing Activities             (7,179)   (7,806)

Cash Flows from Financing Activities:
 Proceeds from additional borrowings                     5,598       928
 Net payments of debt                                  (7,373)   (7,363)
 Cash dividends paid                                   (5,069)   (5,043)
 Purchase of treasury stock                            (3,308)   (6,134)
 Other, net                                              1,332     2,281
    Net Cash Used for Financing Activities             (8,820)  (15,331)

Effect of Exchange Rate Changes on Cash                    (6)     (427)

Net Change in Cash and Cash Equivalents                  4,642     (996)

Cash and Cash Equivalents at Beginning of Year           8,955    10,438

Cash and Cash Equivalents at December 31               $13,597   $ 9,442


Supplemental Disclosure of Cash Flow Information:
 Cash paid during the six months for:
    Interest                                           $ 5,293   $ 5,083
    Income taxes                                       $ 5,874   $ 8,274

                      NOTES TO FINANCIAL INFORMATION


1.   Management Statement

  The financial statements as reported in this Form 10-Q reflect all adjustments (including those of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of results for the three and six months ended December 31, 2001 and 2000.

  These financial statements should be read in conjunction with the audited financial statements as of June 30, 2001. Accordingly, footnote disclosures that would substantially duplicate the disclosures contained in the latest audited financial statements have been omitted from this filing.

2.   Per Share Calculation
  The following table sets forth the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

                                    Three Months Ended    Six Months Ended
                                        December 31          December 31
                                       2001      2000       2001   2000
      Basic - Average Shares
        Outstanding                  12,129    12,202      12,142 12,245
      Effect of Dilutive Securities:
        Stock Options                   161       153         165    151

      Diluted - Average Shares
        Outstanding                  12,290    12,355      12,307 12,396

  Both basic and diluted incomes are the same for computing earnings per share.

  Cash dividends per share have been computed based on the shares outstanding at the time the dividends were paid. The shares (in thousands) used in this calculation for the three and six months ended
  December 31, 2001 and 2000 were as follows:

                                      2001       2000
         Quarter                     12,035      12,223
         Year-to-date                12,069      12,301

3.   Cumulative Effect of a Change in Accounting Principle

  The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), effective July 1, 2001. As a result, the Company discontinued the amortization of goodwill arising from business combinations consummated prior to June 30, 2001 that have been accounted for using the purchase method of accounting. Such goodwill aggregated to a net amount of $41,069,000 at June 30, 2001 and goodwill amortization for the three months, and six months ended December 31, 2000 was $279,000 and $561,000, respectively.

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

  The Company performed a transitional fair value based impairment test on its goodwill as of July 1, 2001. As a result, an impairment charge of $3,779,000, related to the Company's Industrial Segment, was recorded as of July 1, 2001. The charge is reflected as the cumulative effect of a change in accounting principle in the accompanying Statements of Consolidated Income. There were no income taxes associated with the charge.

  A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows:

                                Three Months          Six Months
                              Ended December 31     Ended December 31
                               2001     2000         2001     2000

  Reported net income        $6,378    $7,553     $ 8,097   $14,591
  Add back: Goodwill
    amortization                          279                  561
  Adjusted net income        $6,378    $7,832     $ 8,097   $15,152

  Basic earnings per share:
  Reported net income        $ 0.53    $ 0.62     $  0.67   $ 1.19
  Goodwill amortization                  0.02                 0.04
  Adjusted net income        $ 0.53    $ 0.64     $  0.67   $ 1.23


  Diluted earnings per share:
  Reported net income        $ 0.52    $ 0.61     $  0.66   $ 1.18
  Goodwill amortization                  0.02                 0.04
  Adjusted net income        $ 0.52    $ 0.63     $  0.66   $ 1.22

4.   Contingencies

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


5.   Accumulated Other Comprehensive Loss

  In addition to net income, the only items which would be included in comprehensive income are foreign currency translation adjustments and the change in the fair market value of interest rate swap agreements. For the six months ended December 31, 2001 and 2000, comprehensive income totaled approximately $8,015,000 and $13,085,000, respectively.

6.   Industry Segment Information
  The Company is composed of three business segments. Net sales include only transactions with unaffiliated customers and include no intersegment sales. Operating income by segment excludes general corporate expenses, and interest expense and income.

                                                     Net Sales
                                     Three Months Ended   Six Months Ended
                                         December 31         December 31
          Segment                       2001      2000       2001     2000
          Food Service               $ 32,581  $ 36,856   $ 68,954  $73,577
          Industrial                   56,591    61,723    114,588  126,121
          Consumer                     60,755    60,073    110,095  110,233
               Total                 $149,927  $158,652   $293,637  $309,931


                                                Income From Operations
                                     Three Months Ended   Six Months Ended
                                         December 31         December 31
          Segment                       2001      2000       2001     2000
          Food Service               $  1,956  $  3,659   $  5,239 $  6,868
          Industrial                    5,127     7,478     11,042   15,218
          Consumer                      7,891     6,252     13,390   11,643
          Corporate                   (2,355)   (2,121)    (5,198)  (4,126)
               Total                 $ 12,619  $ 15,268   $ 24,473 $ 29,603

7.   Derivative Instruments and Hedging Activities

  Standex manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rate debt to reduce certain exposures to interest rate fluctuations. Standex designates its interest rate swaps as cash flow hedge instruments, whose recorded value in the consolidated balance sheet approximates fair market value. The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the quarter ended December 31, 2001, the Company completed an assessment of the cash flow hedge instruments and determined these hedges to be highly effective. The Company also determined the fair market value of its interest rate swaps. The change in value, adjusted for any inefficiency, was recorded to other comprehensive income and the related derivative liability. For the quarter ended December 31, 2001 the change in value totaled $325,000 and the ineffective portion of the hedge was immaterial.


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


MATERIAL CHANGES IN FINANCIAL CONDITION

During the first six months of fiscal 2002 the Company invested $7.2 million in plant and equipment, paid down $7.4 million of debt, purchased $3.3 million of the Company's Common Stock and paid out $5.1 million in cash dividends to the Company's shareholders. These expenditures were primarily funded with net operating cash flows of $20.6 million. The Company intends to continue its policy of using its funds to make acquisitions when conditions are favorable, invest in property, plant and equipment, pay dividends and purchase its Common Stock.

Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142, and its effect on the Company's financial position and results of operations, is more fully described in the Notes to Financial Information.

OPERATIONS

                      Quarter Ended December 31, 2001
            As compared to the Quarter Ended December 31, 2000

Net sales for the quarter ended December 31, 2001 decreased by approximately $8.8 million or 5.5% from the quarter ended December 31, 2000. The effect, on net sales, of changes in the average foreign exchange rates was not significant.

Net sales in the Food Service Segment of $32.6 million were $4.3 million less than the prior year; Consumer Segment net sales increased by 1.1% to $60.8 million from the prior year's $60.1 million; and Industrial Segment net sales were $56.6 million versus $61.7 million in fiscal 2001. The Industrial Segment continued to be impacted, after being particularly hard hit in the first quarter, by the economic slowdown. The decline in Food Service Segment sales reflects food service rollout programs last fiscal year while new programs for this year have been delayed into the 3rd and 4th fiscal quarters.

The Company's gross profit margin percentage ("GPMP") increased to 35% for the quarter versus 34% for the second quarter last year - a result of controlling manufacturing costs and productivity improvements. Small decreases in the Food Service and Industrial segments' GPMP were offset by an increase in the Consumer Segment GPMP.

Consolidated selling, general and administrative expenses increased as a percent of net sales to approximately 26.6% compared to 24.7% in the prior year as a result of minor increases in the Food Service and Industrial segments. None of the changes were individually significant.

Interest expense for the current quarter decreased $726,000 versus the same quarter in the previous fiscal year due to a decrease in interest rates.

Pre-tax income was $10.4 million compared to $12.3 million in the prior year. The effective tax rate of 38.5% in the current period was virtually unchanged from the prior year's 38.4%.

As a result of the above, net income for the quarter ended December 31, 2001 was $6.4 million compared to $7.6 million for the quarter ended December 31, 2000.

                    Six Months Ended December 31, 2001
           As Compared to the Six Months Ended December 31, 2000

For the six months ended December 31, 2001, sales totaled $293.6 million compared to $309.9 million for the previous fiscal year. The effect of changes in average foreign exchange rates from December 31, 2000 to December 31, 2001 was not significant.

Net sales in the Food Service segment decreased by $4.6 million for reasons described in the discussion of the quarterly results. Consumer segment net sales of $110.1 million were virtually unchanged from the prior year's $110.2 million. Net sales in the Industrial segment decreased by $11.5 million or 9.1%, emulating the ongoing weakness in the economy, as noted above.

The Company's GPMP remained stable at approximately 33%. Changes in segment GPMPs were not individually significant.

Consolidated SG&A increased to 25.2% of net sales versus 23.5% in the prior year. Segment variances were reflective of the quarterly results previously discussed.

As a result of the above, operating income was $24.5 million compared to $29.6 million in the prior year, a decrease of 17.3%.

Interest expense decreased by 16.5% or $1.0 million in the latest six-month period compared to the same period last year for the same reason described in the quarterly discussion.

Pre-tax income decreased to $19.6 million from $23.8 in the prior year.
The effective tax rate increased slightly to 39.5% from 38.6% in the comparable prior period since a larger portion of the Company's income this year was generated in higher taxed countries.

Income before the cumulative effect of a change in accounting principle was $11.9 million as compared to $14.6 million last year.

The Company recorded a charge of $3.8 million representing the cumulative effect of a change in accounting principle. The change related to the Company's adoption of SFAS No. 142 effective July 1, 2001 and is more fully described in the Notes to Financial Information.

Due to the above factors, net income was $8.1 million compared to $14.6 million in the prior year.


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

There have been no significant changes in the exposure to changes in both foreign currency and interest rates from June 30, 2001 to December 31, 2001.


                        PART II.  OTHER INFORMATION


       ITEM 4.  Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of stockholders of the Company was held on October 30, 2001. Two matters were voted upon at the meeting: the election of directors, an amendment to the Employee Stock Purchase Plan of the Company, an amendment to the 1998 Long Term Incentive Plan of the Company and the approval of the appointment of independent auditors of the Company.

     The name of each director elected at the meeting and the number of votes cast as to each matter are as follows:

Proposal I (Election of Directors)

    Nominee                  For                      Withheld

    William R. Fenoglio      9,356,534                467,640
    Walter F. Greeley        9,364,644                459,530
    Thomas L. King           9,281,757                542,417
    Deborah A. Rosen         9,356,339                467,835

Proposal II (To Approve an Amendment to the Employee Stock Purchase Plan to Increase the Number of Shares Available for Purchase by 200,000)

     For         Against           Abstain             No Vote
     8,236,239   572,833           34,567              980,535

Proposal III (To Approve an Amendment to the 1998 Long Term Incentive Plan to Increase the Number of Shares Available for Grants by 800,000)

     For         Against           Abstain             No Vote

     6,738,050   2,028,845         76,744              980,535

Proposal IV (Appointment of Deloitte & Touche LLP as independent auditors)

    For         Against           Abstain             No Vote

    9,727,408   73,295            23,471                -0-


                 ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

           10. Employment Agreement dated December 3, 2001 between the Company and Roger Fix.

(b) Reports on Form 8-K

     The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2001.


                     ALL OTHER ITEMS ARE INAPPLICABLE


                     STANDEX INTERNATIONAL CORPORATION

                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STANDEX INTERNATIONAL CORPORATION

Date:  February 12, 2002           /s
Robert R. Kettinger
                                     Robert R. Kettinger
                                     Corporate Controller

Date:  February 12, 2002           /s/Christian Storch
                                     Christian Storch
                                     Vice President/CFO