Form 10-Q
period 2002-03-31
STANDEX INTERNATIONAL CORP/DE/
filed 2002-05-13
CIK 310354

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended March 31, 2002         Commission File Number 1-7233



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




     Indicate  by  check  mark whether the Registrant  (1)  has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     The number of shares of Registrant's Common Stock outstanding on March 31, 2002 was 12,085,777.


                     STANDEX INTERNATIONAL CORPORATION

                                 I N D E X




                                                               Page No.
PART I.   FINANCIAL INFORMATION:

Item 1.
 Statements of Consolidated Income for the Three
 and Nine Months Ended March 31, 2002 and 2001                    2

 Consolidated Balance Sheets as of March 31, 2002
 and June 30, 2001                                                3

 Statements of Consolidated Cash Flows for the
 Nine Months Ended March 31, 2002 and 2001                        4

 Notes to Financial Information                                 5-7

Item 2.
 Management's Discussion and Analysis                          8-10

Item 3.
 Quantitative and Qualitative Disclosures About
 Market Risk                                                     10


PART II.  OTHER INFORMATION:

Item 6.
 Exhibits and Reports on Form 8-K                                11


                      PART I.  FINANCIAL INFORMATION

                     STANDEX INTERNATIONAL CORPORATION
                     Statements of Consolidated Income
                               (000 Omitted)


                                   Three Months Ended   Nine Months Ended
                                        March 31             March 31
                                    2002      2001       2002      2001
Net Sales                        $136,865  $140,233   $430,502  $450,164
Cost of Products Sold              93,468    95,392    288,681   302,775
Gross Profit Margin                43,397    44,841    141,821   147,389
Selling, General and
 Administrative Expenses           35,647    35,405    109,598   108,350
Income from Operations              7,750     9,436     32,223    39,039
Other Income/(Expense):
 Interest Expense                 (2,308)   (2,914)    (7,322)   (8,922)
 Interest Income                       53        76        220       256
Other Income/(Expense) - net      (2,255)   (2,838)    (7,102)   (8,666)
Income Before Income Taxes          5,495     6,598     25,121    30,373
Provision for Income Taxes          1,906     2,561      9,656    11,745
Income before cumulative
 effect of a change in
 accounting principle               3,589     4,037     15,465    18,628
Cumulative effect of a change
 in accounting principle                0         0    (3,779)         0
Net Income                        $ 3,589   $ 4,037    $11,686   $18,628
Earnings Per Share: (before
     cumulative effect of a
     change in accounting
     principle)
 Basic                            $   .29   $   .34    $  1.27   $  1.53
 Diluted                          $   .29   $   .33    $  1.26   $  1.51

Earnings Per Share: (after
     cumulative effect of a
     change in accounting
     principle)
    Basic                         $   .29   $   .34    $   .96   $  1.53
 Diluted                          $   .29   $   .33    $   .95   $  1.51


Cash Dividends Per Share          $   .21   $   .21    $   .63   $   .62

                     STANDEX INTERNATIONAL CORPORATION
                        Consolidated Balance Sheets
                               (000 Omitted)
                                                      March 31     June 30
                                                        2002        2001
              ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                            $16,964    $ 8,955
 Receivables, net of allowances for
doubtful accounts                                      87,684     98,470
   Inventories (approximately 45%
   finished goods, 20% work in
   process, and 35% raw materials and
   supplies)                                          101,410    102,674
 Prepaid expenses                                       7,191      4,845
    Total current assets                              213,249    214,944

PROPERTY, PLANT AND EQUIPMENT                         272,399    263,613
 Less accumulated depreciation                        158,361    149,769
    Property, plant and equipment, net                114,038    113,844

OTHER ASSETS:
 Goodwill, net                                         35,988     41,069
 Prepaid pension cost                                  46,390     43,625
 Other                                                 10,668     10,782
    Total other assets                                 93,046     95,476

      TOTAL                                          $420,333   $424,264

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable and current portion of
   long-term debt                                   $   2,905    $ 2,532
 Accounts payable                                      30,285     33,554
 Income taxes                                           5,794      4,296
 Accrued expenses                                      37,603     34,755
    Total current liabilities                          76,587     75,137

LONG-TERM DEBT (less current portion
 included above)                                      146,033    153,019

DEFERRED INCOME TAXES AND OTHER LIABILITIES            23,344     23,934

STOCKHOLDERS' EQUITY:
 Common stock                                          41,976     41,976
 Additional paid-in capital                            11,418     10,950
 Retained earnings                                    382,168    378,075
 Unamortized value of restricted stock                  (766)    (1,049)
 Accumulated other comprehensive loss                (10,040)   (10,134)
 Less cost of treasury shares                        (250,387)  (247,644)
    Total stockholders' equity                        174,369    172,174
      TOTAL                                         $ 420,333    $424,264

                     STANDEX INTERNATIONAL CORPORATION
                   Statements of Consolidated Cash Flows
                               (000 OMITTED)

                                                       Nine Months Ended
                                                             March 31
                                                         2002      2001
Cash Flows from Operating Activities:
 Net income                                           $11,686    $18,628
   Cumulative effect of a change in
   accounting principle                                 3,779          0
 Depreciation and amortization                          9,847     10,180
 Net changes in assets and liabilities                  8,290      (721)
    Net Cash Provided by Operating Activities          33,602     28,087

Cash Flows from Investing Activities:
 Expenditures for property and equipment              (9,133)    (10,781)
 Other                                                    167        882
Net Cash Used for Investing Activities                (8,966)    (9,899)

Cash Flows from Financing Activities:
 Proceeds from additional borrowings                      962      4,190
 Net payments of debt                                 (7,576)    (7,365)
 Dividends paid                                       (7,593)    (7,587)
 Purchase of treasury stock                           (5,110)    (9,160)
 Other, net                                             2,756      3,164
    Net Cash Used for Financing Activities            (16,561)   (16,758)

Effect of Exchange Rate Changes on Cash                  (66)      (258)

Net Change in Cash and Cash Equivalents                 8,009      1,172

Cash and Cash Equivalents at Beginning of Year          8,955     10,438

Cash and Cash Equivalents at March 31                 $16,964    $11,610


Supplemental Disclosure of Cash Flow Information:
 Cash paid during the nine months for:
    Interest                                          $ 7,019    $ 9,386
    Income taxes                                      $ 8,158    $13,471

                      NOTES TO FINANCIAL INFORMATION

1.   Management Statement

  The financial statements as reported in Form 10-Q reflect all adjustments (including those of a normal recurring nature) that are, in the opinion of management, necessary to a fair statement of results for the three and nine months ended March 31, 2002 and 2001.

  These financial statements should be read in conjunction with the audited financial statements as of June 30, 2001. Accordingly, footnote disclosures that would substantially duplicate the disclosures contained in the latest audited financial statements have been omitted from this filing.

2.   Per Share Calculation

  The following table sets forth the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

                                     Three Months Ended  Nine Months Ended
                                           March 31            March 31
                                      2002      2001       2002    2001
      Basic - Average Shares
        Outstanding                  12,107    12,108      12,130 12,199
      Effect of Dilutive Securities:
        Stock Options                   209       187         179    163

      Diluted - Average Shares
        Outstanding                   12,316    12,295      12,309 12,362

  Both basic and diluted incomes are the same for computing earnings per share.

  Cash dividends per share have been computed based on the shares outstanding at the time the dividends were paid. The shares (in thousands) used in this calculation for the three months and nine months ended March 31, 2002 and 2001:

                                      2002       2001
         Quarter                     12,021      12,114
         Year-to-date                12,053      12,238

3.   Cumulative Effect of a Change in Accounting Principle

  The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), effective July 1, 2001. As a result, the Company discontinued the amortization of goodwill arising from business combinations consummated prior to June 30, 2001 that have been accounted for using the purchase method of accounting. Such goodwill aggregated to a net amount of $41,069,000 at June 30, 2001 and goodwill amortization for the three months, and nine months ended March 31, 2001 was $268,000 and $829,000, respectively.

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

  A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows:

                                    Three Months           Nine Months
                                   Ended March 31        Ended March 31
                                   2002       2001       2002      2001

  Reported net income             $3,589     $4,037    $11,686   $18,628
  Add back: Goodwill amortization               268                  829
  Adjusted net income             $3,589     $4,305    $11,686   $19,457

  Basic earnings per share:
  Reported net income             $ 0.29     $ 0.34     $ 0.96   $  1.53
  Goodwill amortization                        0.02                 0.07
  Adjusted net income             $ 0.29     $ 0.36     $ 0.96   $  1.60

  Diluted earnings per share:
  Reported net income             $ 0.29     $ 0.33     $ 0.95   $  1.51
  Goodwill amortization                        0.02                 0.07
  Adjusted net income             $ 0.29     $ 0.35     $ 0.95   $  1.58

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

5.Comprehensive Income

  In addition to net income, the only items that would be included in comprehensive income are foreign currency translation adjustments and the change in the fair market value of interest rate swap agreements. For the nine months ended March 31, 2002 and 2001, comprehensive income totaled approximately $11,780,000 and $17,240,000 respectively.

6.   Industry Segment Information

  The Company is composed of three business segments. Net sales include only transactions with unaffiliated customers and include no intersegment sales. Operating income by segment excludes general corporate expenses, and interest expense and income.

                                                     Net Sales
                                       Three Months Ended   Nine Months Ended
                                           March 31            March 31
          Segment                       2002      2001      2002     2001
          Food Service             $ 32,462   $35,966   $101,416 $109,543
          Industrial                 53,557    54,766   168,145   180,887
          Consumer                   50,846    49,501   160,941   159,734
               Total               $136,865   $140,233  $430,502 $450,164

                                                Income From Operations
                                      Three Months Ended    Nine Months Ended
                                           March 31            March 31
          Segment                       2002      2001      2002     2001
          Food Service             $  1,915   $ 3,077   $   7,154 $ 9,945
          Industrial                  2,931     4,700      13,973  19,918
          Consumer                    5,223     3,434      18,613  15,077
          Corporate                 (2,319)   (1,775)     (7,517) (5,901)
               Total               $  7,750   $ 9,436   $  32,223 $39,039

7.   Derivative Instruments and Hedging Activities

  Standex manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rate debt to reduce certain exposures to interest rate fluctuations. Standex designates its interest rate swaps as cash flow hedge instruments, whose recorded value in the consolidated balance sheet approximates fair market value. The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the quarter ended March 31, 2002, the Company completed an assessment of the cash flow hedge instruments and determined these hedges to be highly effective. The Company also determined the fair market value of its interest rate swaps. The change in value, adjusted for any inefficiency, was recorded to other comprehensive income and the related derivative liability. For the quarter ended March 31, 2002 the change in value totaled $479,000 and the ineffective portion of the hedge was immaterial.


                     STANDEX INTERNATIONAL CORPORATION

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


Statements contained in the following "Management Discussion and Analysis" that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms or variations of those terms or negative of those terms and are marked with "*". There are many factors that affect the Company's business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired. These factors include uncertainties in competitive pricing pressures, general domestic and international business and economic conditions and market demand.

MATERIAL CHANGES IN FINANCIAL CONDITION

During the first nine months of fiscal 2002 the Company invested $9.1 million in plant and equipment, paid down $7.6 million of debt, purchased $5.1 million of the Company's Common Stock and paid out $7.6 million in cash dividends to the Company's shareholders. These expenditures were primarily funded with net operating cash flows of $33.6 million. The Company intends to continue its policy of using its funds to make acquisitions when conditions are favorable, invest in property, plant and equipment, pay dividends and purchase its Common Stock.

Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142, and its effect on the Company's financial position and results of operations, is more fully described in the Notes to Financial Information.

OPERATIONS

                       Quarter Ended March 31, 2002
              As compared to the Quarter Ended March 31, 2001


Net sales for the quarter ended March 31, 2002 decreased by approximately $3.4 million or 2.4% from the quarter ended March 31, 2001, continuing to reflect the lagging effects of the global economic slowdown. The effect, on net sales, of changes in the average foreign exchange rates was not significant.

Net sales in the Food Service Segment of $32.5 million were $3.5 million less than the prior year; Consumer Segment net sales increased by 2.7% to $50.8 million from the prior year's $49.5 million; and Industrial Segment net sales were $53.6 million versus $54.8 million in fiscal 2001. The Industrial Segment continued to be impacted by the economic slowdown. The decline in Food Service Segment sales reflects food service rollout programs last fiscal year while new programs for this year have been delayed. The recently signed steel tariff, which will cause a significant increase in steel prices, will present additional challenges to several of our businesses that sell products containing steel.*

The Company's gross profit margin percentage ("GPMP") of 32% for the quarter was unchanged from the third quarter last year. Segment changes in GPMP were not individually significant.

Consolidated selling, general and administrative expenses increased slightly as a percent of net sales to approximately 26.0% compared to 25.2% in the prior year. None of the segment changes were individually significant.

Interest expense for the current quarter decreased $606,000 versus the same quarter in the previous fiscal year due to a decrease in interest rates.

Pre-tax income was $5.5 million compared to $6.6 million in the prior year. The effective tax rate was 34.7% in the current period compared to the prior year's 38.8% since a larger portion of the Company's income this year was generated in lower taxed countries.

As a result of the above, net income for the quarter ended March 31, 2002 was $3.6 million compared to $4.0 million for the quarter ended March 31, 2001.


                     Nine Months Ended March 31, 2002
            As Compared to the Nine Months Ended March 31, 2001


For the nine months ended March 31, 2002, sales totaled $430.5 million compared to $450.2 million for the previous fiscal year. The effect of changes in average foreign exchange rates between periods was not significant.

Net sales in the Food Service segment decreased by $8.1 million for reasons described in the discussion of the quarterly results. Consumer segment net sales of $160.9 million increased 0.8% from the prior year's
$159.7 million. Net sales in the Industrial Segment decreased by $12.7 million or 7.0%, reflecting the ongoing weakness in the economy, as noted above.

The Company's GPMP remained stable at approximately 33%. Changes in segment GPMPs were not individually significant.

Consolidated SG&A increased to 25.5% of net sales versus 24.1% in the prior year. Segment variances were not individually significant.

As a result of the above, operating income was $32.2 million compared to $39.0 million in the prior year, a decrease of 17.4%.

Interest expense decreased by 17.9% or $1.6 million in the latest nine-month period compared to the same period last year for the same reason described in the quarterly discussion.

Pre-tax income decreased to $25.1 million from $30.4 in the prior year. The effective tax rate was virtually unchanged at 38.4% compared to 38.7% in the prior period.

Income before the cumulative effect of a change in accounting principle was $15.5 million as compared to $18.6 million last year.

The Company recorded a charge of $3.8 million representing the cumulative effect of a change in accounting principle. The change related to the Company's adoption of SFAS No. 142 effective July 1, 2001 and is more fully described in the Notes to Financial Information.

Due to the above factors, net income was $11.7 million compared to $18.6 million in the prior year.


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

There have been no significant changes in the exposure to changes in both foreign currency and interest rates from June 30, 2001 to March 31, 2002.

                        PART II.  OTHER INFORMATION


                 ITEM 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

              10 (i)    Amendment to Employment Agreement between Edward
               J. Trainor and the Company dated January 30, 2002.
              10 (ii)   Amendment to Employment Agreement between David
               R. Crichton and the Company dated January 30, 2002.
              10 (iii)  Amendment to Employment Agreement between Deborah
               A. Rosen and the Company dated January 30, 2002.

(b) Reports on Form 8-K

     The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2002.


                     ALL OTHER ITEMS ARE INAPPLICABLE


                     STANDEX INTERNATIONAL CORPORATION



                            S I G N A T U R E S




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STANDEX INTERNATIONAL CORPORATION


Date:  May 13, 2002                /s/  Robert R. Kettinger
                                        Robert R. Kettinger
                                        Corporate Controller



Date:  May 13, 2002                /s/  Christian Storch
                                        Christian Storch
                                        Vice President/CFO