Form 10-K
period 2002-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2002-08-19
CIK 310354

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002   Commission File Number 1-7233


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

 Title of Each Class                   Name of Each Exchange
Common Stock, Par Value                 on Which Registered
$1.50 Per Share                       New York Stock Exchange

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]     NO [  ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at the close of business on July 31, 2002 was approximately $241,909,000. Registrant's closing price as reported on the New York Stock Exchange for July 31, 2002 was $20.96 per share.

    The number of shares of Registrant's Common Stock outstanding on August 12, 2002 was 12,187,443.

               DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the Registrant's 2002
Annual Meeting of Stockholders (Part III) of this report are incorporated by reference.

                             PART I

                        ITEM 1.  BUSINESS

    Standex(1) is a diversified manufacturing and marketing company with operations in three product segments: Food Service, Industrial and Consumer. Standex was incorporated in 1975 and is the successor of a corporation organized in 1955.

    The business of the Company is carried on within the three segments by a number of operating units, each with its own organization. The management of each operating unit has responsibility for product development, manufacturing, marketing and for achieving a return on investment in accordance with the standards established by Standex. Overall supervision, coordination and financial control are maintained by the executive staff from its corporate headquarters located at 6 Manor Parkway, Salem, New Hampshire. As of June 30, 2002, the Company had approximately 4,900 employees.

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

JarvisTM, Can-Am Casters and WheelsTM and PEMCO(r) casters and wheels and industrial hardware for general industry, hospitals, supermarkets, hotels and restaurants. National Metal fabricated metal products, including specialty hardware and metal furniture for the food service industry, retail stores, office furniture markets, stationery supply houses and other industries.

(1) References in this Annual Report on Form 10-K to "Standex" or the "Company" shall mean Standex International Corporation and its subsidiaries.

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

Berean(r) Christian Stores, a chain of 19 Berean(r) Christian bookstores, serving as distribution centers and retail outlets for religious books and merchandise.

Frank Lewis(r) Grapefruit Club gift packages, Red Cooper(r) fresh grapefruit, Harry's Crestview Groves(r) grapefruit packages, grapefruit juice, grapefruit sections, onions, melons and roses; Salsa Express(r) salsas and other related food products; Red Cooper's Onion Store onions for mail order consumer direct sales.

Financial information about these segments is included under the caption Industry Segment Information in the Notes to Consolidated
Financial Statements.

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

Backlog
     Backlog orders believed to be firm at June 30, 2002 and 2001 are as follows (in thousands):

                                     2002            2001
        Food Service             $ 19,877        $ 17,996
        Industrial                100,109         110,492
        Consumer                    5,150           4,566
          Total                  $125,136        $133,054

     All but approximately $43,415,000 of the 2002 backlog, and $52,939,000 of the 2001 backlog, was expected to be realized as sales in the following fiscal year.

Competition

   Standex manufactures and markets products many of which have achieved a unique or leadership position in their market. However, the Company encounters competition in varying degrees in all product groups and for each product line. Competitors include domestic and foreign producers of the same and similar products. The principal methods of competition are price, delivery schedule, quality of services, product performance and other terms and conditions of sale. During fiscal 2002, the Company invested $10,021,000 in new plant and equipment in order to upgrade facilities to become more competitive in all segments.

International Operations

     Substantially all international operations of the Company are related to domestic operations and are included in the Food Service and Industrial business segments. International operations are conducted at 31 plants, principally in Western Europe. See the notes to the Consolidated Financial Statements for international operations financial data.

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

                       ITEM 2.  PROPERTIES

     At June 30, 2002, Standex operated a total of 91 principal plants, stores and warehouses located through the United States, Western Europe, Canada, Australia, Singapore and Mexico. The Company owned 46 of the facilities and the balance were leased. The Company operated 19 retail stores in various sections of the United States, of which all were leased. The approximate building space utilized by each product group of Standex at June 30, 2002 is as follows (in thousands):

                                          Area in Square Feet
                                          Owned           Leased

     Food Service                           702             230
     Industrial                           2,162             515
     Consumer                               342             268
     General Corporate                       29               -
          Total                           3,235           1,013

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

                  EXECUTIVE OFFICERS OF STANDEX
Name                       Age  Principal Occupation During
                                the Past Five Years
Thomas L. King             72   Vice Chairman of the Board
                                of the Company since December
                                2001; Chairman of the Board of
                                the Company from January 1992 to
                                December 2001; President of the
                                Company from August 1984 to July
                                1994; and Chief Executive
                                Officer of the Company from July
                                1985 to June 1995.

Edward J. Trainor          62   Chairman of the Board of
                                the Company since December 2001;
                                Chief Executive Officer of the
                                Company since July 1995;
                                President of the Company from
                                July 1994 to December 2001;
                                Chief Operating Officer of the
                                Company from July 1994 to June
                                1995; and Vice President of the
                                Company from July 1992 to July
                                1994.

Roger L. Fix               49   President and Chief
                                Operating Officer of the Company
                                since December 2001; Chief
                                Executive Officer, Chief
                                Operating Officer and President
                                of Outboard Marine Corporation
                                from August 2000 to February
                                2001; Chief Operating Officer of
                                Outboard Marine Corporation from
                                June 2000 to August 2000; Chief
                                Executive of John Crane from
                                1998 through June 2000;
                                President - North America of
                                John Crane from May 1996 to May
                                1998; prior thereto President of
                                Xomox, a division of Emerson
                                Electric.

                                As COO of Outboard Marine
                                Corporation ("OMC") (June-August
                                2000), Mr. Fix completed a
                                strategic review and commenced
                                implementation of programs to
                                address the financial crisis the
                                company was and had been
                                experiencing since about 1997.
                                Mr. Fix became President and CEO
                                of OMC in August 2000.  In
                                December 2000, at the direction
                                of the investors, a voluntary
                                petition in Bankruptcy pursuant
                                to Chapter 11 of the U.S.
                                Bankruptcy Code was filed for
                                OMC.

David R. Crichton          64   Executive Vice
                                President/Operations of the
                                Company since June 1989.

Deborah A. Rosen           47   Chief Legal Officer of the
                                Company since October 2001; Vice
                                President of the Company since
                                July 1999; General Counsel of
                                the Company since January 1998;
                                Secretary of the Company since
                                October 1997; Assistant General
                                Counsel and Assistant Secretary
                                of the Company from January 1997
                                to December 1997 and prior
                                thereto Senior Corporate
                                Attorney and Assistant Secretary
                                of the Company.

Christian Storch           42   Vice President and Chief
                                Financial Officer of the Company
                                since September 2001; Manager of
                                Corporate Audit and Assurance
                                Services of the Company from
                                July 1999 to August 2001; prior
                                thereto Divisional Financial
                                Director and Corporate
                                Controller of Vossloh AG, a
                                publicly held German
                                corporation.

Daniel C. Potter           46   Treasurer of the Company
                                since August 1998; Assistant
                                Treasurer from July 1997 to July
                                1998; Corporate Tax Manager of
                                the Company since February 1997;
                                Tax Manager of the Company from
                                August 1996 to January 1997 and
                                prior thereto Tax
                                Manager/International.

Robert R. Kettinger        60   Corporate Controller of the
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

                             PART II

            ITEM 5.  MARKET FOR STANDEX COMMON STOCK
                 AND RELATED STOCKHOLDER MATTERS

     The principal market in which the Common Stock of Standex is traded is the New York Stock Exchange. The high and low sales prices for the Common Stock on the New York Stock Exchange and the dividends paid per Common Share for each quarter in the last two fiscal years are as follows:

Common Stock Prices and Dividends Paid
                       Common Stock Price Range
                                                              Dividends
                           2002             2001              per Share
Year Ended June 30    High      Low     High     Low         2002   2001
First quarter       $23.95   $18.32    $19.44   $16.50      $0.21  $0.20
Second quarter       23.90    18.75     20.63    16.63       0.21   0.21
Third quarter        24.90    20.60     25.76    19.75       0.21   0.21
Fourth quarter       28.00    23.95     24.30    20.75       0.21   0.21

      The approximate number of stockholders of record on August 12, 2002 was 2,950.

                        ITEM 6.  SELECTED FINANCIAL DATA
     Selected financial data for the five years ended June 30, 2002 is as follows:

(In thousands,
except per share data)              2002      2001         2000       1999       1998
Net sales                        $573,992    $600,152  $637,049   $641,400    $616,180
Gross profit margin               187,217     198,149   209,338    210,126     200,548
Interest expense                    8,546      10,998    10,571     10,492      10,117
Income before income taxes         29,885      42,465    46,853     51,491      33,064
Provision for income taxes          9,488      17,568    19,150     20,130      12,915
Income before cumulative
 Effect of a change in
 accounting principle (a)          20,397      24,897    27,703     31,361      20,149

PER SHARE DATA
Net sales (diluted)                 46.61       48.64     49.91      49.20       46.61
Earnings (a):
  Basic                              1.68        2.05      2.19       2.42        1.54
  Diluted                            1.66        2.02      2.17       2.41        1.52
Dividends paid                        .84        0.83      0.79       0.76        0.76
Book value (diluted)                14.76       14.16     13.37      12.59       11.19
Average shares outstanding
  Basic                            12,113      12,172    12,672     12,972      13,072
  Diluted                          12,316      12,338    12,763     13,037      13,219

JUNE 30 FINANCIAL CONDITION
Working capital                    44,033     139,807   145,009    146,514     148,943
Current ratio                        1.28        2.86      2.68       2.79        2.73
Property, plant and
 equipment - net                  112,892     113,844   112,137    104,783     102,973
Total assets                      406,039     424,264   424,200    410,042     411,242
Long-term debt                     50,087     153,019   153,436    148,111     163,448
Stockholders' equity              178,432     172,174   164,814    162,301     146,197

See notes to consolidated financial statements.

(a) Excludes cumulative effect of a change in accounting principle of $3,779,000 (31 cents per share) in 2002.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

     Statements contained in the following "Management's Discussion and Analysis" that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company's business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired. These factors include uncertainties in competitive pricing pressures, unforeseen volatility in financial markets, general domestic and international business and economic conditions and market demand.

Liquidity and Capital Resources

Cash Flow

    Operating activities in 2002 generated $44.4 million in cash flow. The Company redeployed those resources by investing $10.0 million in plant and capital equipment while returning
$10.1 million to shareholders through cash dividends and reducing net debt by $22.4 million. This represents the third consecutive year in which Standex has generated cash from operations in excess of $40.0 million, and the highest amount in at least 15 years.

    In addition to measuring the cash flow generation or usage based upon operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Company also measures free cash flow. Free cash flow is defined as cash flow from operating activities less capital expenditures. The Company generated free cash flow of $34.3 million in 2002, compared with $28.3 million in 2001, and $21.4 million in 2000.

Capital Structure
    The following table sets forth the Company's capitalization at June 30:

Year Ended June 30                      2002            2001
Short-term debt                      $82,221        $  2,532
Long-term debt                        50,087         153,019
 Total Debt                          132,308         155,551
Less cash                              8,092           8,955
 Total net debt                      124,216         146,596
Stockholders' equity                 178,432         172,174
Total capitalization                 $302,648       $318,770

    The Company's net debt decreased by $22.4 million to $124.2 million at June 30, 2002. The Company's net debt to capital percentage is 41.0% down from 46.0% in 2001.

    On June 30, 2002, the Company had a $175.0 million revolving credit agreement with eight banks which is scheduled to expire in May 2003. In addition, the Company has the option to borrow up to $175.0 million on an unsecured short-term basis. Available borrowings under the revolving credit agreement are reduced by unsecured short-term borrowings. At June 30, 2002, the Company had the ability to borrow an additional $100.3 million under these bank credit agreements. The Company intends to enter into a new revolving credit agreement prior to December 31, 2002 and believes it has adequate access to the private credit market.
The Company believes that these resources, along with the Company's internally generated funds, will be sufficient to meet anticipated cash funding needs for the foreseeable future.

     The Company authorized the issue and sale of $25 million aggregate principal amount of its 5.94% Senior Note due in 2012. Two institutional holders committed to the note on August 9, 2002. On June 30, 2002, the Company's credit quality designation was NAIC-2.

     The Company has an insurance program for certain key executives. The underlying policies have a cash surrender value of $17.3 million and are reported net of loans of $13.3 million for which the Company has the legal right of offset. These policies have been purchased to fund Supplemental Retirement Income Benefits for certain executives. The aggregate present value of future obligations was $1,532,000 at June 30, 2002.

Fiscal 2002 as Compared to Fiscal 2001

    A difficult economic environment affected sales in all segments. Net sales for the year ended June 30, 2002 decreased by $26.2 or 4.4% to $574.0 million as volume declined in each of our business segments. The effect, on net sales, of changes in the average foreign exchange rates was not significant.

    The 5.5% decline in Food Service Segment sales was primarily due to lower sales volumes caused by a weak economy. Demand was weak as customers delayed or scaled back their rollout programs.

    Net sales in the Consumer Segment decreased by 4.8%. Reduced consumer confidence levels and the events of September 11th negatively affected segment performance. The Industrial Segment was particularly hard hit by the recession. Segment sales decreased 3.7%. ATC-Frost was acquired in late fiscal 2001. Excluding this acquisition's impact on fiscal 2002, segment sales decreased by 6.3%. Lower sales volume and negative price pressure from discounting activities was somewhat offset by the effect of a strong housing market.

    The Company's gross profit margin percentage ("GPMP") decreased 0.4 percentage points to 32.6%. Because of the economic environment, in the fourth quarter of 2002 the Company recorded higher than normal inventory reserves of $3.4 million affecting all three segments.

    Selling, general and administrative expenses ("SG&A") were 25.9% of net sales, up from 24.1% in the prior year. SG&A performance of the Company's business segments corresponds with the decreased sales levels.

    Interest expense decreased by $2.5 million. The decline reflects lower average borrowings driven by the Company's strong cash flow performance in 2002, and lower interest rates on the Company's variable rate debt.

    The effective tax rate was 36.3% which included the effect of a change in accounting principle described below. The decline in the 2002 effective tax rate from 2001 was affected by the implementation of additional tax-planning strategies, transactional based benefits from distributions from foreign subsidiaries and decreased levels of various tax contingencies.

    Income before the cumulative effect of a change in accounting principle was $20.4 million as compared to $24.9 million last year.

    The Company recorded a charge of $3.8 million representing the cumulative effect of a change in accounting principle to write-off previously recorded goodwill. The charge related to the Company's adoption of SFAS No. 142 effective July 2001, is described in detail in the Notes to Consolidated Financial
Statements.

Fiscal 2001 as Compared to Fiscal 2000

     Net sales for the year ended June 30, 2001 of $600.2 million represents a decrease of $36.9 million or 5.8% from sales of $637.0 million for the year ended June 30, 2000. The effect, on net sales, of changes in the average foreign exchange rates was not significant.

    For the year ended June 30, 2001 net sales in the Food Service Segment increased by $2.7 million or 1.9% from the prior year. Net sales in the Consumer Segment increased slightly to $115.6 million versus $115.3 in the prior year. Net sales in the Industrial Segment were $337.7 million for the year ended June 30, 2001 compared to $377.7 million for 2000. The Industrial Group continues to be adversely affected by the slowdown in the automotive, trucking, aerospace and telecommunications markets as several relatively larger customer program commitments and orders have been delayed. Lower housing starts have had a negative impact on our Standex Air Distribution Products division

   The overall gross profit margin percentage ("GPMP") remained essentially the same (33.0% vs. 32.9%) for the current and prior year. All segments recorded similar GPMPs in 2001 as compared to 2000.

     Consolidated selling, general and administrative ("SG&A") expenses were 24.1% of net sales, up slightly from 23.5% in the prior year. However, SG&A declined $4.9 million. None of the fluctuations in SG&A reported by the Company's three segments were individually significant and corresponded with the changes in net sales discussed above.

     A restructuring charge of $5.4 million was recorded in the previous year. Also, during fiscal 2000, other income of $2.7 million was recorded resulting from the receipt of marketable stock of an insurance company, in which Standex owned life policies, that "demutualized" by converting from a mutual company to a stock company.

     An increase of $427,000 in interest expense for the year was due primarily to a small increase in average net borrowings.


     As a result of the above factors, income before income taxes was $42.5 million compared to $46.9 million in the prior year. The effective tax rate increased to 41.4% as compared to 40.9% in the prior year since a greater portion of the Company's income was generated in higher taxed countries. Net income decreased $2.8 million or 10.1% from the prior year.

Other Matters

     Inflation - Certain of the Company's expenses, such as wages and benefits, occupancy costs and equipment repair and replacement, are subject to normal inflationary pressures. However, the Company expects significant price increases in the steel products it uses in its manufacturing processes due to the steel tariffs which were implemented in the US this past Spring. Although management believes it can pass these price increases on to its customers, there is no assurance that the Company will be able to fully recover them from its customers.

     Environmental Matters - The Company is party to various claims and legal proceedings, generally incidental to its business and has recorded an appropriate provision for the resolution of such matters. As explained more fully in the Notes to the Consolidated Financial Statements, the Company does not expect the ultimate disposition of these matters to have a material adverse effect on its financial statements.

     Segments - During fiscal 2002 the Company realigned its internal organization in a manner that caused the composition of its reportable segments to change. The segment information for prior years has been recast to reflect the realignment.

Critical Accounting Policies

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and assumptions, and the effects of revisions are reflected in the consolidated financial statements in the period in which they are determined to be necessary. These policies and estimates are more fully described in the Notes to Consolidated Financial Statements.

Adoption of SFAS No. 141 and No. 142

     Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. In connection with the adoption of SFAS No. 142 there were no identified intangible assets.

     The result of the Company's initial assessment of goodwill for impairment in accordance with SFAS No. 142 resulted in a non-cash charge of $3.8 million, which is reported as a cumulative effect of a change in accounting principle in the accompanying Statements of Consolidated Income. There was no tax benefit for this change in accounting principle as it was not deductible for tax purposes.

New Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, and the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets including discontinued operations. SFAS No. 144 will be effective for July 1, 2002. The impact of the adoption of SFAS No. 144 is not expected to be significant.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections," which, among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30 as extraordinary. SFAS No. 145 is effective for fiscal 2004. Upon adoption, gains and losses on certain future debt extinguishment, if any, will be recorded in pre-tax income.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material impact on its financial statements.

       ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                        ABOUT MARKET RISK

     The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company mitigates certain of its foreign currency exchange rate risk by entering into forward foreign currency contracts. These contracts are primarily used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes. The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts. However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability. Due to the absence of forward foreign currency contracts at June 30, 2002, the Company did not have any fair value exposure.

     The Company's interest rate exposure is limited primarily to interest rate changes on its variable rate borrowings. As of June 30, 2002, a hypothetical 10% immediate increase in interest rates would increase the Company's annual interest expense by $158,000. The Company has an interest rate swap agreement to fix the interest rate on $10 million of its variable rate borrowings. At June 30, 2002, the fair value of the Company's interest rate swap agreement would not be materially affected by a 10% change in interest rates.

     In addition to the $10 million of variable rate borrowings covered by the interest rate swap agreement, the Company also has $54 million of long-term debt at fixed interest rates as of June 30, 2002. There would be no immediate impact on the Company's interest expense associated with its long-term debt due to fluctuations in market interest rates. However, based on a hypothetical 10% immediate decrease in market interest rates, the fair value of the Company's long-term debt would be increased by approximately $1.7 million as of June 30, 2002. Such fair value changes may affect the Company's determination as to whether to retain, replace or retire its long-term debt.

      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statements of Consolidated Income
Standex International Corporation and Subsidiaries

Year Ended June 30
(In thousands, except per share data)              2002         2001         2000
Net Sales                                      $573,992     $600,152     $637,049
Cost of Products Sold                           386,775      402,003      427,711
 Gross profit                                   187,217      198,149      209,338
Selling, General and Administrative             148,654      144,886      149,825
Restructuring charge                                  -            -        5,408
Income from Operations                           38,563       53,263       54,105
Other income (expense):
Interest expense                                (8,546)     (10,998)     (10,571)
Other, net                                        (132)          200          608
Gain on stock received                                -            -        2,711
 Total                                          (8,678)     (10,798)      (7,252)
Income Before Income Taxes                       29,885       42,465       46,853
Provision for Income Taxes                        9,488       17,568       19,150
Income before cumulative effect
 of a change in accounting principle           $20,397      $24,897      $27,703
Cumulative effect of a change
 in accounting principle                       (3,779)            -            -
Net Income                                      $16,618      $24,897      $27,703

Earnings Per Share (before
 cumulative effect of a
 change in accounting principle):
  Basic                                          $1.68        $2.05        $2.19
 Diluted                                         $1.66        $2.02        $2.17

Earnings Per Share (due
 to cumulative effect of a
 change in accounting principle):
 Basic                                         $(0.31)
 Diluted                                       $(0.31)

Earnings Per Share (after
 cumulative effect of a
 change in accounting principle):
 Basic                                           $1.37        $2.05        $2.19
 Diluted                                         $1.35        $2.02        $2.17

See notes to consolidated financial statements.




Statements of Consolidated Stockholders' Equity
                                                          Unamortized              Accumulated
                                              Additional    Value of                  Other         Treasury Stock       Total
                                               Paid-in     Restricted   Retained  Comprehensive  ------------------   Stockholders'
Year End (In thousands)         Common Stock   Capital    Stock Awards  Earnings     Income      Shares      Amount      Equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1999            $41,976       $9,157                  $345,613     $(3,478)    15,089     $(230,969)    $162,299
Stock issued for employee
 stock options and stock
 purchase plan, net of
 related income tax benefit                        117                                             (127)       1,952        2,069
Treasury stock acquired                                                                             698      (12,757)     (12,757)
Comprehensive income
  Net income                                                              27,703                                           27,703
  Foreign currency
   translation adjustment                                                             (4,487)                              (4,487)
                                                                                                                         --------
Total comprehensive income                                                                                                 23,216
Dividends paid ($.79 per share)                                          (10,013)                                         (10,013)
                                  -----------------------------------------------------------------------------------------------
Balance, June 30, 2000             41,976        9,274                   363,303      (7,965)    15,660     (241,774)     164,814
Stock issued for employee stock
 options and stock purchase
 plan, net of related income
 tax benefit                                     1,372                                             (311)       4,828        6,200
Restricted stock awards                            111     $(1,450)                                 (86)       1,339            -
Amortization of restricted
 stock awards                                                  401                                                            401
Stock issued in conjunction
 with acquisition                                  193                                              (29)         446          639
Treasury stock acquired                                                                             587      (12,483)     (12,483)
Comprehensive income
  Net income                                                              24,897                                           24,897
  Foreign currency
   translation adjustment                                                             (1,109)                              (1,109)
  Interest rate swap liability                                                        (1,060)                              (1,060)
Total comprehensive income                                                                                                 22,728
                                                                                                                         --------
Dividends paid ($.83 per share)                                          (10,125)                                         (10,125)
                                                                                                                         --------
Balance, June 30, 2001             41,976       10,950      (1,049)      378,075     (10,134)    15,821     (247,644)     172,174
                                  -----------------------------------------------------------------------------------------------
Stock issued for employee
 stock options and stock
 purchase plan, net of
 related income tax benefit                      1,125                                             (221)       3,548        4,673
Amortization of restricted
 stock awards                                                  394                                                            394
Treasury stock acquired                                                                             297       (6,984)      (6,984)
Comprehensive income
  Net income                                                              16,618                                           16,618
  Foreign currency
   translation adjustment                                                              1,091                                1,091
  Interest rate swap liability                                                           570                                  570
Total comprehensive income                                                                                                 18,279
                                                                                                                         --------
Dividends paid ($.84 per share)                                          (10,104)                                         (10,104)
                                                                                                                         --------
Balance, June 30, 2002            $41,976      $12,075     $  (655)     $384,589    $ (8,473)    15,897    $(251,080)    $178,432
                                  -----------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

Notes to consolidated financial statements.


Consolidated Balance Sheets
Standex International Corporation
 and Subsidiaries
(In thousands, except share data)                  2002            2001

June 30
ASSETS
Current Assets
Cash and cash equivalents                      $  8,092        $  8,955
Receivables - less allowance
 of $4,609 in 2002 and $3,433 in 2001           93,219          98,470
Inventories                                      92,931         102,674
Prepaid expenses                                  4,570           4,845
 Total current assets                           198,812         214,944

Property, Plant and Equipment
Land and buildings                               89,449          86,246
Machinery and equipment                         184,181         177,367
 Total                                          273,630         263,613
Less accumulated depreciation                   160,738         149,769
 Property, plant and equipment - net            112,892         113,844

Other Assets
Prepaid pension cost                             47,405          43,625
Goodwill - net                                   36,250          41,069
Other                                            10,680          10,782
 Total other assets                              94,335          95,476
  Total                                        $406,039        $424,264

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of debt                        $ 82,221        $  2,532
Accounts payable                                 35,209          33,554
Accrued payroll and employee benefits            14,944          16,118
Income taxes                                      1,221           4,296
Other                                            21,184          18,637
  Total current liabilities                     154,779          75,137
Long-Term Debt - less current portion            50,087         153,019
Deferred Income Taxes                            18,909          19,831
Other Non-current Liabilities                     3,832           4,103

Commitments and Contingencies
Stockholders' Equity
Common stock-authorized,
 60,000,000 shares in 2002 and 2001;
 par value, $1.50 per share; issued
 27,984,278 shares in 2002 and 2001             41,976          41,976
Additional paid-in capital                       12,075          10,950
Retained earnings                               384,589         378,075
Unamortized Value of Restricted Stock             (655)         (1,049)
Accumulated other comprehensive income          (8,473)        (10,134)
Less cost of treasury shares:
 15,897,213 shares in 2002
 and 15,821,421 shares in 2001                (251,080)       (247,644)
 Total stockholders' equity                     178,432         172,174
   Total                                       $406,039        $424,264

See notes to consolidated financial statements.

Statement of Consolidated Cash Flows
Standex International Corporation and Subsidiaries

Year Ended June 30 (In thousands)                               2002             2001           2000
Cash Flows from Operating Activities
Net Income                                                      $ 16,618      $ 24,897      $ 27,703
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Cumulative effect of change in accounting principle            3,779             -             -
    Depreciation and amortization                                 12,887        13,680        13,622
    Amortization of restricted stock awards                          394           401             -
    Profit improvement incentive plan                                  -             -          (40)
    Deferred income taxes                                          (432)         3,118         1,874
    Net pension credit                                           (2,025)       (3,608)       (1,998)
    (Gain) Loss on sale of investments, real estate
     and equipment                                                    34           182           203
    Increase (Decrease) in cash from changes in assets
      and liabilities, net of effects from acquisitions
      & dispositions:
     Receivables - net                                             5,270         8,160       (7,303)
     Inventories                                                   9,760        10,867         7,924
     Prepaid expenses and other                                  (2,212)       (2,743)       (3,209)
     Accounts payable                                              1,662       (3,342)           334
     Accrued payroll, employee
       benefits and other liabilities                              1,695       (8,455)         5,647
     Income taxes                                                (3,069)       (1,059)         (549)
     Net cash provided by operating activities                    44,361        42,098        44,208

Cash Flows from Investing Activities
  Expenditures for property and equipment                       (10,021)      (13,832)      (22,787)
  Expenditures for acquisitions, net of cash acquired                  -      (15,048)             -
  Proceeds from sale of investments, real estate
   and equipment                                                     268         1,906           858
  Proceeds from disposition of businesses                              -           532             -
Net cash used for investing activities                           (9,753)      (26,442)      (21,929)

Cash Flows from Financing Activities
  Proceeds from additional borrowings                              7,825         7,051        12,828
  Payments of debt                                              (31,068)       (7,292)       (9,110)
  Stock issued under employee stock option
   and purchase plans                                              4,673         6,199         2,068
  Cash dividends paid                                           (10,104)      (10,125)      (10,013)
  Purchase of treasury stock                                     (6,984)      (12,483)      (12,757)
Net cash used for financing activities                          (35,658)      (16,650)      (16,984)
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                               187         (489)         (766)
Net Changes in Cash and Cash Equivalents                           (863)       (1,483)         4,529
Cash and Cash Equivalents at Beginning of Year                     8,955        10,438         5,909
Cash and Cash Equivalents at End of Year                          $8,092        $8,955       $10,438

Supplemental Disclosure of Cash Flow Information
Stock issued for acquisition                                          $-          $639            $-
Cash paid during the year for:
  Interest                                                         8,921        11,195        10,800
  Income taxes                                                    13,484        15,408        17,766
See notes to consolidated financial statements.

       Standex International Corporation and Subsidiaries

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Accounting Policies

Basis of Presentation and Consolidation

     Standex International Corporation (the "Company") is a diversified manufacturing and distribution company with operations primarily in the United States and Europe. The accompanying consolidated financial statements include the accounts of Standex International Corporation and its subsidiaries and is prepared in accordance with generally accepted accounting principles in the United States of America. All significant intercompany transactions are eliminated.

Cash and Cash Equivalents

     Cash and cash equivalents include highly liquid investments purchased with a maturity of three months or less. Such investments are carried at cost, which approximates fair value, due to the short period of time until maturity.

Inventories and Revenue Recognition

     Inventories are stated at the lower of first-in, first-out cost or market. The Company generally recognizes product and related services revenue when the price to the customer is fixed or determinable, the collectibility of the invoice is evaluated and delivery has occurred. Revenues under certain fixed price contracts are generally recorded at the time deliveries are made or, in a limited number of cases, on a percentage of completion basis.

Property, Plant and Equipment

     Property, plant and equipment are depreciated over their estimated useful lives using primarily the straight-line method. Lives for fixed assets are as follows:

          Buildings                      40 to 50 years
          Leasehold Improvements         10 to 15 years
          Machinery and Equipment         8 to 15 years
          Furniture and Fixtures          3 to 10 years
          Computer hardware and software   3 to 7 years

     Minor maintenance costs are expensed as incurred.
Major improvements which extend the life, increase the capacity or improve the safety or the efficiency of property owned are capitalized. Major improvements to leased buildings are capitalized as leasehold improvements and depreciated.

Long-Lived Assets

     In accordance with SFAS No. 121, the Company reviews long-lived assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount. The operations are generally distinguished by the business segment, division or geographic region in which they operate. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, and provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets including discontinued operations. SFAS No. 144 will be effective on July 1, 2002. The impact of the adoption of SFAS No. 144 is not expected to be significant.

Goodwill and Identifiable Intangible Assets

     Prior to July 1, 2001, the excess of purchase price of acquired businesses over the fair value of net identifiable assets at date of acquisition has been recorded as goodwill and has been amortized on a straight-line basis over a forty-year period. Accumulated amortization aggregated
$12,184,000 at June 30, 2001. The Company's amortization of goodwill was $1,113,000 and $1,149,000 for fiscal 2001 and 2000, respectively. Prior to July 1, 2002, the Company evaluated the net balance of goodwill based on the projected operating income of the respective businesses on an undiscounted cash flow basis.

     Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. In connection with the adoption of SFAS No. 142 there were no newly identified intangible assets.

     The result of the Company's initial assessment of goodwill for impairment in accordance with SFAS No. 142 resulted in a non-cash charge of $3,779,000, which is reported as cumulative effect of a change in accounting principle in the accompanying Statements of Consolidated Income. There was no tax benefit for this change in accounting principle as goodwill was not deductible for tax purposes. Future adjustments for impairment of goodwill, if any, will be recognized as an operating expense. Net goodwill was $36,250,000 and $41,069,000 at June 30, 2002 and 2001, respectively.

     A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows:

(In thousands)                                     2002      2001
Reported net income                            $20,397    $24,897
Add back:  Goodwill amortization                            1,113
Adjusted net income                            $20,397    $26,010

Basic earnings per share:
Reported net income                              $1.68      $2.05
Goodwill amortization
..09
Adjusted net income                              $1.68      $2.14

Diluted Earnings per share:
Reported net income                              $1.66      $2.02
Goodwill amortization                                         .09
Adjusted net income                              $1.66      $2.11

     Fiscal 2002 excludes a cumulative effect of a change in accounting principle of $3,779,000 or 31 cents per share.

Income Taxes

     Deferred assets and liabilities are recorded for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statements and the tax bases of assets and liabilities using enacted tax rates. Valuation allowances are provided when the Company does not believe it more likely than not the benefit of identified tax assets will be realized.

Research and Development

     Research and development expenditures are expensed as incurred.

Stock-Based Compensation

     The Company has elected to continue to account for stock options at their intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a proforma basis.

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

Derivative Instruments and Hedging Activities

     Effective July 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Standex manages its debt portfolio by periodically using interest rate swaps to achieve an overall desired position of fixed and floating rate debt to reduce certain exposures to interest rate fluctuations. Standex designates its interest rate swaps as cash flow hedge instruments, whose recorded value in the consolidated balance sheet approximates fair market value. The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the year ended June 30, 2002, the Company completed an assessment of the cash flow hedge instruments and determined these hedges to be highly effective. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. Forward foreign currency exchange contracts are used by the Company to protect certain anticipated foreign cash flows, such as dividends and loan payments from subsidiaries, against movements in the related exchange rates. The Company enters into such contracts for hedging purposes only. The Company does not hold or issue derivative instruments for trading purposes. The cumulative effect of a change in accounting principles due to adoption of SFAS No. 133 as of July 1, 2000 did not have a significant impact on earnings for the year ended June 30, 2001.

Concentration of Credit Risk

     The Company is subject to credit risk through trade receivables and short-term cash investments. Credit risk with respect to trade receivables is minimized because of the diversification of the Company's operations, as well as its large customer base and its geographical dispersion. No individual customer generally accounts for more than 3% of revenues or accounts receivable.

     Short-term cash investments are placed with high credit-quality financial institutions or in short-duration, high quality debt securities. The Company limits the amount of credit exposure in any one institution or type of investment instrument. The Company is also subject to credit risk exposure relating to its interest rate swap agreements as described in the debt footnote below.

Accounting Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an on-going basis, the Company evaluates the estimates used, including those related to the allowance for doubtful accounts, potentially obsolete inventory, impairments of tangible and intangible assets, income taxes, self-insurance liabilities, incentive compensation liabilities, and contingencies. The Company bases its estimates on historical experience, actuarial estimates, current conditions and various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when they are not readily apparent from other sources. The Company uses these estimates to assist in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature.
The carrying amount of the Company's debt instruments approximates fair value.

Earnings Per Share
     The following table sets forth the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

                                            2002     2001     2000
Basic - Average Shares Outstanding        12,113   12,172   12,672
Effect of Dilutive Securities -
 Stock Options                              203      166       91
Diluted - Average Shares Outstanding      12,316   12,338   12,763

     Both basic and dilutive income are the same for computing earnings per share. Options, which were not included in the computation of diluted earnings per share because to do so would have had an anti-dilutive effect, totaled 294,090; 565,091; and 731,103 for the years ended
June 30, 2002, 2001 and 2000, respectively.

Reclassifications

     Certain prior years' amounts have been reclassified to conform to the 2002 financial statement presentation.

New Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, and the provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets including discontinued operations. SFAS No. 144 will be effective for July 1, 2002. The impact of the adoption of SFAS No. 144 is not expected to be significant.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections," which among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by Accounting Principles Board Opinion No. 30 as extraordinary, SFAS No. 145 for fiscal 2004. Upon adoption, gains and losses on certain future debt extinguishment, if any, will be recorded in pre-tax income.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material impact on its financial statements.

Inventories
Inventories are comprised of (in thousands):
June 30                                   2002          2001
Raw materials                          $33,257       $35,724
Work in process                         21,779        20,678
Finished goods                          37,895        46,272
  Total                                $92,931      $102,674

Debt
     Debt is comprised of (in thousands):

June 30                                   2002          2001
Bank credit agreements                 $74,732       $90,297
Institutional investors
     6.8% to 7.13% (due 2003-2008)      53,571        60,714
Other 3.0% to 4.85%
     (due 2003-2018)                     4,005         4,540
       Total                           132,308       155,551
Less current portion                    82,221         2,532
     Total long-term debt              $50,087      $153,019

Bank Credit Agreements

     The Company has a revolving credit agreement with eight banks. The agreement provides for a maximum credit line of $175,000,000 until May 2003, at which time outstanding loans will be due and payable. As of June 30, 2002, the effective rate of interest under the agreement was 2.43%. The Company is required to pay a commitment fee of 0.2% on the average daily-unused amount. As of June 30, 2002 and 2001, the Company had borrowings of $50 million and $65 million, respectively, under the agreement. The Company is currently in negotiation to renew this facility and has classified this debt as current in its balance sheet based on the May 2003 maturity.

     In addition, the Company has the option to borrow up to $175,000,000 on an unsecured short-term basis at rates which are based on LIBOR and varied from 2.26% to 5.02% during 2002. Available borrowings under the revolving credit agreement described above are reduced by unsecured short-term borrowings. At June 30, 2002, the Company had the ability to borrow an additional $100,268,000 under the aforementioned bank credit agreements.

Institutional Investor Agreements

     At June 30, 2002 and 2001, the Company had a
$25,000,000 note purchase agreement with two institutional investors. The notes bear interest at 6.8% annually and are due and payable in October 2008. Additionally, the Company has a note purchase agreement with two institutional investors with a balance of $28,571,000 which bears interest at 7.13% annually and is payable in annual installments of $7,143,000 which is due in September.

Interest Rate Swap Agreements

     The Company manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rate debt to reduce certain exposures to interest rate fluctuations.

     At June 30, 2002, the Company had one interest rate swap contract with a notional amount of $10.0 million. The agreement converts variable rate to a fixed rate of 7.5% and matures in 2003.

     Neither the Company nor the counterparty to the agreement, which is a prominent financial institution, is required to collateralize their respective obligations under the swap. The Company is exposed to loss if the counterparty defaults. At June 30, 2002, Standex had no exposure to credit loss on the interest rate swap. The Company does not believe that any likely change in interest rates would have a material adverse effect on its financial position, results of operations or cash flows.

     Open interest rate contracts are reviewed regularly by the Company to ensure that they remain effective as hedges of interest rate exposure. This review revealed that the interest rates swaps were highly effective for fiscal 2002. Gains or losses associated with interest rates swaps determined to be ineffective will result in the reclassification into earnings of the gains/losses previously reported in Other Comprehensive Income.
Management believes that the fair value of the rate swap agreement approximates the recorded amount.

Loan Covenants and Repayment Schedule

     The Company's loan agreements contain a limited number of provisions relating to the maintenance of certain financial ratios and restrictions on additional borrowings and investments. The most restrictive of these provisions requires that the Company maintain a minimum ratio of earnings to fixed charges, as defined, on a trailing four quarters basis.

     Debt is due as follows:  2003, $82,221,000; 2004,
$7,502,000; 2005, $7,143,000; 2006, $7,142,000; and
thereafter, $28,300,000.

Accrued Payroll and Employee Benefits
     This current liability caption consists of (in thousands):

June 30                                       2002           2001
Payroll                                    $13,091        $13,484
Benefits                                     1,654          2,227
Taxes                                          199            407
  Total                                    $14,944        $16,118

Commitments

     The Company leases certain property and equipment under agreements with initial terms ranging from one to twenty years. Rental expense for the years ended June 30, 2002, 2001 and 2000 was approximately $8,200,000; $7,500,000; and
$8,000,000, respectively. At June 30, 2002, the minimum annual rental commitments under non-cancelable operating leases, principally real estate, were approximately: 2003, $4,800,000; 2004, $4,100,000; 2005, $3,200,000; 2006,
$2,200,000; 2007, $1,900,000; and thereafter, $5,300,000.

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

Income Taxes
     The provision for income before taxes and the cumulative effect of the change in accounting principle consists of (in thousands):

                                    2002      2001      2000
Current:
  Federal                         $7,165   $11,244   $13,088
  State                            1,166     1,023     1,304
  Non-U.S.                         2,079     2,080     2,884
  Total                           10,410    14,347    17,276
Deferred                           (922)     3,221     1,874
  Total                           $9,488   $17,568   $19,150

     The components of income before income taxes and cumulative effect of the change in accounting principle are as follows (in thousands):

                                    2002      2001      2000

U.S. Operations                  $24,539   $36,357   $42,694
Non-U.S. Operations                5,346     6,108     4,159
  Total                          $29,885   $42,465   $46,853

     A reconciliation of the U.S. Federal income tax rate to the effective income rate is as follows:

                                    2002      2001    2000

Statutory tax rate                  35.0%     35.0%    35.0%
Non-U.S.                             0.4       2.9      2.6
State taxes                          2.8       3.0      3.8
Non-deductible goodwill                        1.0       .8
Other, including change
  in contingency levels             (6.5)     (0.5)    (1.3)

Effective income tax rate           31.7%     41.4%    40.9%

     The Company changed its tax contingency reserve by $1.3 million to income taxes in 2002. This was a result of a change of tax rates at local domestic taxing jurisdictions, thus reducing previously recorded deferred income taxes and management's evaluation of the need for certain liabilities that had been established for various tax contingencies.
The Company considered the level of currently recorded amounts, the status of tax filings currently under examination by the Internal Revenue Service and the ability to benefit from distributions from foreign subsidiaries.

     Significant components of the Company's net deferred tax liabilities are as follows (in thousands):

                                              2002      2001
Deferred tax liabilities:
  Accelerated depreciation                 $ 9,291   $ 9,040
  Net pension credit                        15,774    15,098
  Other items                                  327       352

Deferred tax assets:
  Expense accruals                         (5,930)   (4,051)
  Compensation costs                         (553)     (608)
  Net deferred tax liability               $18,909   $19,831

                                    2002      2001      2000
Deferred taxes:
  Accelerated deprecation        $ 1,118   $ 1,163   $   983
  Net pension credit               1,352     2,011     1,517
  Compensation costs                  28      (79)     (220)
  Restructuring charge                 -       456     (456)
  Expense accruals               (1,520)      (82)      (13)
  Other items                    (1,900)     (248)        63
Total                            $ (922)   $ 3,221   $ 1,874

     At June 30, 2002, accumulated retained earnings of non-U.S. subsidiaries totaled $34,213,000. No provision for U.S. income and foreign withholding taxes has been made because it is expected that such earnings will be reinvested indefinitely or the distribution of any remaining amount would be principally offset by foreign tax credits. The determination of the withholding taxes that would be payable upon remittance of these earnings and the amount of unrecognized deferred tax liability on these un-remitted earnings is not practicable.

Industry Segment Information

     The Company is composed of three product groups. These groups are described on pages 2 and 3.

     The Company has determined that it has three distinct reportable segments: Food Service, Consumer and Industrial. These three segments are managed separately, and the operating results of each segment are regularly reviewed and evaluated separately by the Company's senior management. During fiscal 2002, the Company realigned how certain operations are managed and reported to the chief decision maker. The segment information for prior years has been recast to reflect the realignment of management practices of the Company.

     Net sales include only transactions with unaffiliated customers and include no significant intersegment or export sales. Operating income by segment and geographic area excludes general corporate and interest expenses. Assets of the Corporate segment consist primarily of cash, administrative buildings, equipment, prepaid pension cost, goodwill and other non-current assets.

                                                                          DEPRECIATION AND
                                   NET SALES                                AMORTIZATION
Year Ended June 30
(In thousands)          2002         2001          2000            2002          2001           2000
Food Service         $138,704    $146,793      $144,089          $1,911        $2,105         $2,120
Consumer              110,150     115,615       115,276           1,217         1,404          1,575
Industrial            325,138     337,744       377,684           9,576         9,950          9,694
Corporate and Other         -           -             -             183           221            233
  Total              $573,992    $600,152      $637,049         $12,887       $13,680        $13,622

                               ASSETS EMPLOYED                           CAPITAL EXPENDITURES
As of and Year
  Ended June 30
(In thousands)           2002        2001         2000             2002          2001           2000
Food Service          $64,559     $73,927      $75,018             $540        $1,644         $2,018
Consumer               42,971      45,078       48,576            1,626           527          1,180
Industrial            255,330     264,011      258,168            7,783        11,484         19,412
Corporate and Other    43,179      41,248       42,438               72           177            177
  Total              $406,039    $424,264     $424,200          $10,021       $13,832        $22,787

                                                                   INCOME FROM
                                                                   OPERATIONS
                              GOODWILL                             YEAR ENDED JUNE 30
(In thousands)          June 30, 2002                       2002         2001          2000
Food Service                     $672                     $9,624      $13,870       $12,165
Consumer                        1,571                      7,114        9,680         9,594
Industrial                     33,734                     33,167       37,770        47,911
Corporate and Other               273                   (11,342)      (8,057)      (10,157)
Restructuring charge                -                          -            -       (5,408)
Total                         $36,250                    $38,563      $53,263       $54,105

<CAPTOIN>
Product Net Sales Information:

Year Ended June 30 (In thousands)                             2002               2001           2000
Food preparation, storage and presentation products       $201,443           $217,749       $225,768
Printing and publishing products                           113,685            126,115        134,198
Home and road construction products                        123,084            118,483        130,985
Aerospace, automotive and electronic products              116,090            117,612        126,639
Miscellaneous                                               19,690             20,193         19,459
Total                                                     $573,992           $600,152       $637,049

Financial Data related to non-U.S. operations:

As of and Year Ended June 30                           Non-US
(In thousands)                             2002          2001      2000
Net Sales                               $68,345       $72,911   $89,496
Income from Operations                    5,628         6,330     8,032
Long-Lived Assets                        30,488        32,511    23,072

     The restructuring charge in 2000 is excluded from the above table.

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

     The components of net pension credit are as follows (in thousands):

Year Ended June 30                     2002         2001        2000
Service cost                          $5,165      $4,687      $5,329
Interest cost                         11,732      10,949      10,357
Expected return on plan assets      (18,620)    (17,874)    (16,526)
Amortization of prior service cost       252         214         248
Recognized actuarial loss                521         153         340
Amortization of transition asset     (1,075)     (1,738)     (1,746)
   Total                             (2,025)     (3,609)     (1,998)

Curtailment/settlement                     -           -           5

 Net pension credit                 $(2,025)    $(3,609)    $(1,993)

     The following table sets forth the funded status and amounts recognized as of June 30, 2002 and 2001 for the Company's U.S. and non-U.S. defined benefit pension plans
(in thousands):

Year Ended June 30                            2002      2001
Change in benefit obligation:
 Benefit obligation, beginning of year       $157,083     $143,197
 Service cost                                   5,165        4,687
 Interest cost                                 11,732       10,949
 Employee contributions                           212          239
 Amendments/settlements/curtailments              308         (85)
 Actuarial (gain)/loss                          8,656        7,993
 Foreign currency exchange rate changes           254      (1,007)
 Benefits paid                               (11,666)      (8,890)

 Benefit obligation, end of year             $171,744     $157,083

Year Ended June 30                               2002         2001
Change in plan assets:
 Fair value of plan assets,
   beginning of year                         $170,703     $183,822
 Return on plan assets                          8,319      (5,411)
 Employer contribution                            596          933
 Employee contributions                           212          239
 Foreign currency exchange rate changes           278        (683)
 Benefits paid                               (10,861)      (8,197)
 Fair value of plan assets, end of year      $169,247     $170,703

Funded status                                $(2,447)      $13,622
Unrecognized transition asset                   (290)      (1,370)
Unrecognized net actuarial loss/(gain)         44,747       26,115
Unrecognized prior service cost                 2,053        2,215
Net amount recognized                          44,063       40,582
Amounts recognized in the balance
  sheet consist of:
 Prepaid benefit cost                          47,405       43,625
 Accrued benefit liability                    (3,342)      (3,043)
Net amount recognized                         $44,063      $40,582

Year Ended June 30                               2002         2001
Weighted average assumptions
  as of June 30
Discount rate                              4.00-7.30%   6.00-7.75%
Expected return on assets                  8.50-9.60%  8.50-10.00%
Rate of compensation increase              3.50-4.00%   3.50-4.50%

     Included in the above are the following assumptions relating to the defined benefit pension plans in the United
States: discount rate 7.3%, expected return on assets 9.6% and rate of compensation increase 4.0%. The US defined benefit pension plans represent the majority of the Company's pension obligations.

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $6,204,000, $5,323,000 and $0, respectively, as of June 30, 2002 and $6,606,000, $5,867,000 and $0,
respectively as of June 30, 2001.

     Certain U.S. employees are covered by union-sponsored, collectively bargained, multi-employer pension plans. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. Pension expense for these plans was $1,973,000; $1,953,000; and $1,863,000 in 2002, 2001 and 2000,
respectively.

Deferred Contribution Plans

     The Company had an Employee Stock Ownership Plan (ESOP) covering certain salaried employees. The ESOP was merged into the 401(k) savings plan discussed below in fiscal 2000.

Employee Savings Plan

     The Company has established 401(k) savings plans covering substantially all of the Company's full-time domestic employees. Under the provisions of the plans, employees may contribute a portion of their compensation within certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of its employees under these plans. Such contributions, if any, become fully vested immediately. The Company contributions, including contributions previously made to the ESOP, were approximately $1,775,000, $1,975,000 and $2,119,000 for the years ended June 30, 2002, 2001 and 2000, respectively. These benefits are funded by insurance policies owned by the Company. At June 30, 2002, the 401(k) holds approximately 1.1 million shares of Company stock, representing approximately 57% of the holdings of the plan.

Profit Improvement Participation Share Plan

     The Company has maintained a profit improvement incentive plan in which certain officers and employees participate. The plan has been phased-out and, consequently, no new units have been awarded since 1995.
Units under this plan were issued at the discretion of the Compensation Committee of the Board of Directors and were assigned a value equal to a multiple of earnings per share payable in five years based upon the net increase in earnings per share over the five-year period. Each fiscal year, amounts were charged or credited to operations to reflect this liability. The amounts credited to operations for the year ended June 30, 2000 was $40,000.

Other Plans

     The Company also sponsors a Supplemental Retirement
Income Plan for certain executives. The aggregate present value of current outstanding benefits was $1,532,000 at June
30, 2002.

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

     The following table sets forth the funded status of the Company's postretirement benefit plans and accrued postretirement benefit cost reflected in the Company's balance sheet at year end (in thousands):

Year Ended June 30                              2002         2001
Change in benefit obligation:
 Benefit obligation, beginning of year        $8,692       $7,743
 Service cost                                    131           86
 Interest cost                                   653          476
 Participant contributions                       361          221
 Actuarial loss (gain)                       (3,190)          908
 Benefits paid                                 (903)        (742)
Benefit obligation, end of year                5,744        8,692
Fair value of plan assets                          -            -
Funded status                                (5,744)      (8,692)
Unrecognized net actuarial gain              (3,895)        (743)
Unrecognized transition obligation             4,886        5,331
  Net amount recognized                     $(4,753)     $(4,104)

     The assumed weighted average discount rate as of June
30, 2002 and 2001 was 7.30% and 7.75% respectively. The annual assumed rate of increase in the per capita cost of covered health care benefits is 9.0% for retirees under age
65 in 2002 and 10.0% in 2001, trending down to 5.0% in 2006
and is assumed to remain at that level thereafter. A 1% increase in the assumed health care cost trend rate would have increased the accumulated benefit obligation by $563,000 and the net postretirement cost by $101,000 in 2002.

     Net postretirement benefit costs are as follows (in thousands):

Year Ended June 30                         2002     2001     2000
Service cost                               $131      $86     $137
Interest cost                               653      476      638
Amortization of transition obligation       445      445      444
Net amortization and deferral              (37)    (184)        -
Net postretirement benefit cost          $1,192     $823   $1,219

STOCK BASED COMPENSATION AND PURCHASE PLANS

Stock Based Compensation Plans

     Under incentive compensation plans, the Company is authorized to, and has made grants of, stock options, restricted stock and performance share units to provide equity incentive compensation to key employees. At June 30, 2002, 1,747,129 shares of common stock were reserved for issuance under these plans. Of this amount, and as noted in the table below, 789,318 shares are for options granted but unexercised and 178,075 shares are for restricted stock grants outstanding.

Stock Option Plans

     Statement of Financial Accounting Standards No. 123,
"Accounting for Stock Based Compensation," encourages, but does not require companies to record compensation cost for stock based employee compensation plans at fair value. The
Company has chosen to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for
Stock Issued to Employees," and related interpretations.
Accordingly, the compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the option exercise price and is charged to operations over the vesting period.

     At June 30, 2002, the Company has made grants of options under various Stock Option Plans. Generally, these options may be granted at or below fair market value as of the date of grant and must be exercised within the period prescribed by the Compensation Committee of the Board of Directors at the time of grant but no later than ten years from the date of grant. Certain options granted at fair value can be exercised anytime after six months from the date of grant, and other options can only be exercised in accordance with the vesting schedules prescribed by the Committee.

Restricted Stock Awards

     The Company may award shares of restricted stock to eligible employees at no cost, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights. Such shares and rights are subject to forfeiture if certain employment conditions are not met. During the restriction period, recipients of the shares are entitled to dividends on such shares, providing that such shares are not forfeited. Dividends are accumulated and paid out at the end of the restriction period. During 2002 and 2001, the Company granted 45,000, and 19,051 shares, respectively, of restricted stock to eligible employees. At June 30, 2002, restrictions on the stock lapse between 2002 through 2010. Through June 30, 2002, restrictions on 3,285 shares have lapsed. Upon issuance of the shares, an unamortized compensation expense on the dates of the grant was charged to stockholders' equity and will be amortized over the restriction period. For the years ended June 30, 2002 and 2001, $601,791 and $771,695, respectively, was recognized as compensation expense.

Executive Compensation Program

     The Company operates a compensation program for key employees. The plan contains both an annual component as well as long-term component. Under the annual component, participants are required to receive 20% (and may elect to receive up to 50%) of their annual incentive compensation in restricted stock which is purchased at a discount to the market based on the lower closing price on the date of the grant or the date the award is paid out. During the restriction period, recipients of the shares are entitled to dividends on such shares, providing that such shares are not forfeited. Dividends are accumulated and paid out at the end of the restriction period. The restrictions on the stock expire after three years. At June 30, 2002 and 2001, respectively, 53,115 and 44,452 shares of restricted stock are outstanding and subject to restrictions that lapse between 2003 and 2004. The compensation expense associated with this short-term incentive program is charged to income ratably over the restriction period. The Company recorded compensation expense related to this program of $166,000 and $70,000 for the years ended June 30, 2002 and 2001, respectively.

     Under the long-term component, grants of incentive performance share units ("PSU's") are made annually to key employees and are earned based on the achievement of certain overall corporate financial performance targets over a three-year period. In addition, stock options are awarded under this program at the fair market value as of the date of grant. These options vest ratably over five years and must be exercised within seven years. In certain circumstances, such as retirement or a change in control, vesting of the options granted are accelerated and PSU's are paid off on a pro-rata basis. At June 30, 2002, under this program 50,300 shares were subject to the restrictions related to the PSU's. Compensation expense, if any, associated with the PSU's is recorded to expense as the achievement of future performance objectives appears likely. Recipients of the PSU's do not receive dividend rights until such time as the shares have been issued.

     A summary of stock options issued under the above plans is as follows:
                                                          Number           Weighted Average
Year Ended June 30                                    of Options             Exercise Price
Outstanding, June 30, 1999
 ($0.00 to $32.1875 per share)                          638,555                     $24.50
Granted ($0.00 to $23.375 per share)                     352,514                      14.81
Exercised ($0.00 to $15.8125 per share)                 (35,525)                      10.74
Canceled ($0.00 to $31.5625 per share)                  (41,072)                      27.35

Outstanding, June 30, 2000
 ($0.00 to $32.1875 per share)                          914,472                      21.17
Granted ($0.00 to $18.6875 per share)                    205,551                      16.95
Exercised ($0.00 to $23.375 per share)                 (165,642)                      18.62
Canceled ($0.00 to $31.5625 per share)                  (41,649)                      26.18

Outstanding, June 30, 2001
 ($0.00 to $32.1875 per share)                          912,732                      20.45
Granted ($0.00 to $21.45 per share)                      228,000                      15.43
Exercised ($0.00 to $25.875 per share)                  (66,450)                      18.99
Canceled ($0.00 to $32.1875 per share)                 (106,889)                      23.51

Outstanding, June 30, 2002
 ($0.00 to $32.1875 per share)                          967,393                      19.03
Exercisable, June 30, 2002
 ($0.00 to $31.5625 per share)                          446,442                     $25.94

     The following table sets forth information regarding options outstanding at June 30, 2002:

                                                                                             Weighted
                                                              Weighted                        Average
                                            Weighted           Average           Number   Exercise Prices
Number                   Range of            Average         Remaining         Currently  for Currently
of Options        Exercise Prices     Exercise Price      Life (Years)       Exercisable    Exercisable
178,075                     $0.00              $0.00               2               2,700          $0.00
152,873       $16.4375 - $18.6875             $18.56               5              33,508         $18.38
241,754          $18.85 - $ 23.00             $20.50               5              43,434         $23.00
171,351         $23.375 - $25.875             $24.53               4             143,460         $24.75
146,900          $27.00 - $28.375             $28.14               6             146,900         $28.14
76,440          $28.50 - $31.5625             $29.84               4              76,440         $29.84
967,393          $0.00 - $31.5625             $23.33               4             446,442         $25.94

     As discussed above, the Company has chosen to continue to account for stock based compensation using the intrinsic value method to measure compensation expense. Had the Company used the fair value method to measure compensation for grants after fiscal 1995, net income and earnings per share would have been as follows:

Year Ended June 30 (In thousands)            2002        2001          2000
Income Before Income Tax Provision        $28,636     $40,839       $45,361
Income Tax Provision                      (9,354)    (17,389)      (19,008)
Net Income                                $19,282     $23,450       $26,353
Earnings Per Share
 Basic                                      $1.59       $1.93         $2.08
 Diluted                                    $1.57       $1.90         $2.07

     Fiscal 2002 excludes a cumulative effect of a change in accounting principle of $3,779,000 or 31 cents per share.

     Options granted during 2002, 2001 and 2000 had a weighted average grant date fair value of $3.93, $5.13, and $6.59, respectively. The fair value of options on the grant date, including the valuation of the option feature implicit in the Company's stock purchase plan, was measured using the Binomial option pricing model. Key assumptions used to apply this pricing model are as follows:

Year Ended June 30                                    2002                  2001                2000
Range of risk-free interest rates           4.41% to 4.50%        4.29% to 6.18%      5.72% to 6.83%
Range of expected life of option
 grants (in years)                                  5 to 7                3 to 7              3 to 7
Expected volatility of underlying
 stock                                      30.0% to 30.6%        34.4% to 35.8%      30.6% to 33.6%
Range of expected quarterly
 dividends (per share)                               $0.21        $0.20 to $0.21      $0.19 to $0.20

     It should be noted that the option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years. However, management believes that the assumptions used and the model to value the awards yields a reasonable estimate of the fair value of the grants made under the circumstances.

Employee Stock Purchase Plan

     The Company has an Employee Stock Purchase Plan that allows employees to purchase shares of common stock of the Company at a 15% discount from market value. Shares of stock reserved for the plan were 230,285 at June 30, 2002.
Shares purchased under this plan aggregated 67,540, 76,081;
and 92,568; in 2002, 2001 and 2000, respectively.

Rights Plan

     The Company has a Sharholder Rights Plan for which purchase rights have been distributed as a dividend at the rate of one right for each share of common stock held. The rights may be exercised only if an entity has acquired beneficial ownership of 15% or more of the Company's common stock, or announces an offer to acquire 15% or more of the Company.

Acquisitions and Dispositions

     ATC-Frost Magnetics, Inc. was purchased for a total of $15,700,000 in cash and stock in April 2001. ATC-Frost is a leading manufacturer of custom magnetic components in Canada. This transaction was accounted for as a purchase and, accordingly, the consolidated financial statements include the results of the acquired company from its acquisition date. The purchase price of the acquisition was allocated to the assets acquired based on their fair market values and resulted in the recognition of goodwill of approximately $10,000,000. If the acquisition had occurred as of July 1, 1999, consolidated results would not have been materially affected.

Restructuring

     In June 2000, the Company recorded a restructuring charge of $5,408,000 before taxes. The restructuring plan involved the: (1) disposal, closing or elimination of certain under-performing and unprofitable operating plants, product lines, manufacturing processes and businesses; (2) realignment and consolidation of certain marketing and distribution activities; and (3) other cost containment actions, including selective personnel reductions. The charge was recorded in the line item "Restructuring charge" on the Statements of Consolidated Income. As part of this restructuring the Company sold for cash and a note the assets and operations of its Keller-Dorian and Goyot subsidiaries in September.

     The following schedule reflects the Company's restructuring activities (in thousands) since the charge was recorded:

                                        Involuntary
                                           Employee
                                      Severance and              Asset     Shutdown
                                     Benefits Costs         Impairment        Costs         Total
Reserve beginning balance                    $1,036             $3,775         $597        $5,408
Expended:
Cash                                          1,013                  -          775         1,788
Non-cash (disposals and write-offs)               -              3,620            -         3,620

  Total expenditures                          1,013              3,620          775         5,408

Expenditures under (over) reserve               $23               $155       $(178)            $-

Quarterly Results of Operations (Unaudited)
  The unaudited quarterly results of operations for the years ended June 30, 2002 and 2001 are as follows:

Sales and Earnings by Quarter (Unaudited)

Year Ended June 30                                                    2002
(In thousands, except per share data)            First          Second       Third          Fourth
Net sales                                     $143,710        $149,927    $136,865        $143,490
Gross profit margin                             45,913          52,511      43,397          45,396
Net income                                       1,719           6,378       3,589           4,932
EARNINGS PER SHARE
  Basic                                           0.45            0.53        0.29            0.41
  Diluted                                         0.45            0.52        0.29            0.40

Year Ended June 30                                                    2001
(In thousands, except per share data)            First          Second       Third          Fourth
Net sales                                     $151,279        $158,652    $140,233        $149,988
Gross profit margin                             48,065          54,483      44,841          50,760
Net income                                       7,038           7,553       4,037           6,269
EARNINGS PER SHARE
  Basic                                           0.57            0.62        0.34            0.52
  Diluted                                         0.57            0.61        0.33            0.51

     The first quarter of fiscal 2002 excludes a cumulative effect of a change in accounting principle of $3,779,000 or 31 cents per share. During the fourth quarter of fiscal
2002, the Company recorded certain tax adjustments discussed in the Income Tax Note to the Consolidated
Financial Statements. In addition, during the fourth quarter of fiscal 2002, the Company provided $3.4 million of additional reserves for potentially obsolete and slow moving inventory.

    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE


                              None


                            PART III


      ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF STANDEX

     The Company will file with the Securities and Exchange
Commission ("SEC") a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended June
30, 2002 (the "Proxy Statement"). The information required by this item and not provided in Item 4 "Executive Officers of Standex" is incorporated by reference from the Proxy
Statement under the captions "Election of Directors,"
"Stock Ownership in the Company," "Other Information
Concerning the Company" and "Section 16(a) Beneficial
Ownership Reporting Compliance."

                ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference from the Proxy Statement under the captions "Report of the Compensation Committee,"
"Executive Compensation," and "Directors' Fees."

             ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS

     The stock ownership of each person known to Standex to be the beneficial owner of more than 5% of its Common Stock and the stock ownership of all directors and executive officers of Standex as a group are incorporated by reference in the Proxy Statement under the caption "Stock
Ownership in the Company." The beneficial ownership of Standex Common Stock of all directors and executive officers of the Company is incorporated by reference in the Proxy Statement under the caption "Stock Ownership in the Company."

    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated by reference in the Proxy Statement under the caption "Indebtedness of Management."

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

    (b)  Reports on Form 8-K

    Standex filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended June 30, 2002.

    (c)  Exhibits

          3.   (i)  Restated Certificate of
                    Incorporation of Standex, dated
                    October 27, 1998, is incorporated by
                    reference to the exhibits to the
                    Quarterly Report of Standex on Form 10-
                    Q for the fiscal quarter ended December
                    31, 1998.

               (ii) By-Laws of Standex, as
                    amended, and restated on July 27, 1994
                    are incorporated by reference to the
                    exhibits to the Annual Report of
                    Standex on Form 10-K for the fiscal
                    year ended June 30, 1994 (the "1994 10-
                    K").

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

          10.  (a)  Employment Agreement
                    dated May 1, 2000, between the Company
                    and David R. Crichton is incorporated
                    by this reference to the exhibits to
                    the Annual Report on Form 10-K for the
                    fiscal year ended June 30, 2000 (the
                    "2000 10-K") and an Amendment to the
                    Employment Agreement dated January 30,
                    2002 is incorporated by this reference
                    to the exhibits to the Quarterly Report
                    of Standex on Form 10-Q for the fiscal
                    quarter ended March 31, 2002 (the
                    "March 2002 10-Q").*

               (b)  Employment Agreement
                    dated May 1, 2000, between the Company
                    and Edward J. Trainor is incorporated
                    by this reference to the exhibits to
                    the 2000 10-K and an Amendment to the
                    Employment Agreement dated January 30,
                    2002 is incorporated by this reference
                    to the exhibits to the March 2002 10-
                    Q.*

               (c)  Employment Agreement
                    dated May 1, 2000, between the Company
                    and Edward F. Paquette is incorporated
                    by this reference to the exhibits to
                    the 2000 10-K.*

               (d)  Employment Agreement
                    dated May 1, 2000, between the Company
                    and Deborah A. Rosen is incorporated by
                    this reference to the exhibits to the
                    2000 10-K and an Amendment to the
                    Employment Agreement dated January 30,
                    2002 is incorporated by this reference
                    to the exhibits to the March 2002 10-
                    Q.*

               (e)  Employment Agreement
                    dated April 1, 2001 between the Company
                    and Daniel C. Potter is incorporated by
                    this reference to the exhibits to the
                    Annual Report on Form 10-K for the
                    fiscal year ended June 30, 2001 (the
                    "2001 10-K").*

               (f)  Employment Agreement
                    dated September 1, 2001 between the
                    Company and Christian Storch is
                    incorporated by this reference to the
                    exhibits to the Quarterly Report of
                    Standex on Form 10-Q for the fiscal
                    quarter ended September 30, 2001.*

               (g)  Employment Agreement
                    dated December 3, 2001 between the
                    Company and Roger L. Fix is
                    incorporated by this reference to the
                    exhibits to the Quarterly Report of
                    Standex on Form 10-Q for the fiscal
                    quarter ended December 31, 2001.*

               (h)  Standex International
                    Corporation 1998 Long-Term Incentive
                    Plan, effective October 27, 1998 is
                    incorporated by reference to the
                    exhibits to the Quarterly Report of
                    Standex on Form 10-Q of the fiscal
                    quarter ended December 31, 1998.*

               (i)  Standex International
                    Corporation Profit Improvement
                    Participation Shares Plan as amended
                    and restated on April 26, 1995 is
                    incorporated by reference to the
                    exhibits to the Annual Report of
                    Standex on Form 10-K for the fiscal
                    year ended June 30, 1995 (the "1995 10-
                    K").*

               (j)  Standex International
                    Corporation Stock Option Loan Plan,
                    effective January 1, 1985, as amended
                    and restated on January 26, 1994, is
                    incorporated by reference to the
                    exhibits to the 1994 10-K.*

               (k)  Standex International
                    Corporation Executive Security Program,
                    as amended and restated on January 31,
                    2001 is incorporated by reference to
                    the exhibits to the Quarterly Report of
                    Standex on Form 10-Q for the fiscal
                    quarter ended March 31, 2001 (the
                    "March 2001 10-Q").*

               (l)  Standex International
                    Corporation 1985 Stock Option Plan
                    effective July 31, 1985, as amended on
                    October 30, 1990, is incorporated by
                    reference to the exhibits to the Annual
                    Report of Standex on Form 10-K for the
                    fiscal year ended June 30, 1991.*

               (m)  Standex International
                    Corporation Executive Life Insurance
                    Plan effective April 27, 1994 and as
                    amended and restated on April 25, 2001
                    is incorporated by reference to the
                    exhibits to the 2001 10-K.*

               (n)  Standex International
                    Corporation 1994 Stock Option Plan
                    effective July 27, 1994 is incorporated
                    by reference to the exhibits to the
                    1994 10-K.*

               (o)  Standex International
                    Corporation Supplemental Retirement
                    Plan adopted April 26, 1995 and amended
                    on July 26, 1995 is incorporated by
                    reference to the exhibits to the 1995
                    10-K.*

               (p)  Standex International
                    Corporation Key Employee Share Option
                    Plan dated June 27, 2002 is
                    incorporated by reference to this
                    Annual Report on Form 10-K for the
                    fiscal year ended June 30, 2002.*

          21.  Subsidiaries of Standex.

          23.  Independent Auditors' Consent.

          24.  Powers of Attorney of David R.
               Crichton, William R. Fenoglio, Roger L. Fix,
               Walter F. Greeley, Daniel B. Hogan, Thomas
               L. King, C. Kevin Landry,
               H. Nicholas Muller, III, Ph.D. and Deborah
               A. Rosen.

          99.  Sarbanes-Oxley Act, Section 906
               Certification.

               (d) Schedule

    The schedule listed in the accompanying Index to the Consolidated Financial Statements and Schedules is filed as part of this Annual Report on Form 10-K.

* Management contract or compensatory plan or arrangement.

                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International
Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on August 19, 2002.

                          STANDEX INTERNATIONAL CORPORATION
                          (Registrant)


                          By: /s/EDWARD J. TRAINOR
                          Edward J. Trainor
                          Chairman/Chief Executive Officer


    Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International
Corporation and in the capacities indicated on August 19, 2002:

    Signature                Title

/s/ EDWARD J. TRAINOR     Chairman/Chief Executive Officer
Edward J. Trainor

/s/ CHRISTIAN STORCH      Vice President/Chief Financial
Officer
Christian Storch

/s/ ROBERT R. KETTINGER   Corporate Controller
Robert R. Kettinger       (Chief Accounting Officer)

    Edward J. Trainor, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on August 19, 2002 as attorney-in-fact for the following directors of the Registrant:

     David R. Crichton         Thomas L. King
     William R. Fenoglio       C. Kevin Landry
     Roger L. Fix              H. Nicholas Muller, III, Ph.D.
     Walter F. Greeley         Deborah A. Rosen
     Daniel B. Hogan



                               /s/ EDWARD J. TRAINOR
                               Edward J. Trainor

    Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

    The Company will furnish its 2002 Annual Report, its
Proxy Statement and proxy materials to security holders subsequent to the filing of the annual report of this Form.
Copies of such material shall be furnished to the Commission when it is sent to security holders.

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


            INDEX TO ITEMS INCORPORATED BY REFERENCE

                                                    Page No.
                                                    Proxy
                                                    Statement ("P")
               PART III

Item 10 Directors and Executive Officers of Standex

Item 11 Executive Compensation

Item 12 Security Ownership of Certain Beneficial
        Owners and Management

Item 13 Certain Relationships and Related
        Transactions

                                                                                 Schedule VIII

               STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                For the Years Ended June 30, 2002, 2001 and 2000
Column A               Column B                    Column C                  Column D       Column E
                       Balance at                  Additions
                       Beginning    Charged to Costs        Charged to                      Balance at
Description            of Year        and Expenses        other Accounts    Deductions      End of Year

Allowances deducted
from assets to
which they apply -
for doubtful
accounts receivable:



June 30, 2002          $3,433,443       $2,724,937                      $(1,549,051)(1)    $4,609,329

June 30, 2001          $3,397,174       $1,825,947                      $(1,789,678)(1)    $3,433,443

June 30, 2000          $3,590,395       $1,412,681                      $(1,605,902)(1)    $3,397,174


(1) Accounts written off - net of recoveries






                        INDEX TO EXHIBITS


                                                      PAGE

10. (p) Standex International
     Corporation Key Employee Share
     Option Plan dated July 27,
     2002 is incorporated by
     reference to this Annual
     Report on From 10-K for the
     fiscal year ended June 30,
     2002.

21. Subsidiaries of Standex.

23. Independent Auditors' Consent.

24. Powers of Attorney of
     David R. Crichton,
     William R. Fenoglio, Roger L.
     Fix, Walter F. Greeley,
     Daniel B. Hogan,
     Thomas L. King, C Kevin Landry,
     H. Nicholas Muller, III, Ph.D.,
     Deborah A. Rosen.

99. Sarbanes-Oxley Act, Section
    906 Certification.