Form 10-K/A
period 2002-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2002-08-22
CIK 310354

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K/A

[x] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

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

 Title of Each Class               Name of Each Exchange
Common Stock, Par Value            on Which Registered
$1.50 Per Share Exchange           New York Stock

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

     This Amendment No. 1 to the Standex International Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (the "Form 10-K") is being filed for the purpose of correcting two typographical errors in the version filed electronically with the Securities and Exchange Commission.
Exhibit 23 entitled INDEPENDENT AUDITORS' CONSENT contained an incorrect date of August 14, 2001 and referred to "reports" on the third line. That date should have been August 15, 2002 and the word "reports" should be deleted and replaced with the word "report". No other changes are being made by means of this filing.

     The Registrant hereby amends it Exhibit 23 in the previously filed version attached to its Annual Report on Form 10-K by replacing it with the Exhibit 23 attached hereto and incorporated in the Form 10-K for the fiscal year ended June 30, 2002 by this reference.

SIGNATURES

    Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex
International Corporation and in the capacities indicated on August 22, 2002:


                        STANDEX INTERNATIONAL CORPORATION
                        (Registrant)


                        By: /s/EDWARD J. TRAINOR
                        Edward J. Trainor
                        Chairman/Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on August 22, 2002:

    Signature                Title

/s/ EDWARD J. TRAINOR   Chairman/Chief Executive Officer
Edward J. Trainor

/s/ CHRISTIAN STORCH    Vice President/Chief Financial Officer
Christian Storch

/s/ ROBERT R. KETTINGER Corporate Controller
Robert R. Kettinger     (Chief Accounting Officer)