Form 10-Q
period 2002-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 2002-11-13
CIK 310354

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2002     Commission File Number 1-7233



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



    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     The number of shares of Registrant's Common Stock outstanding on September 30, 2002 was 12,112,747.


                     STANDEX INTERNATIONAL CORPORATION

                                 I N D E X

                                                             Page No.
PART I.   FINANCIAL INFORMATION:

Item 1.
 Statements of Consolidated Income for the
 Three Months Ended September 30, 2002 and
 2001                                                            2

 Consolidated Balance Sheets, September 30, 2002
 and June 30, 2002                                               3

 Statements of Consolidated Cash Flows for the
 Three Months Ended September 30, 2002 and 2001                  4

 Notes to Condensed Consolidated Financial
 Statements                                                    5-8

Item 2.
 Management's Discussion and Analysis                         9-15

Item 3.
 Quantitative and Qualitative Disclosures About
 Market Risk                                                    16

Item 4.
 Controls and Procedures                                        16

PART II.  OTHER INFORMATION:

Item 6.
 Exhibits and Reports on Form 8-K                            17-20

                      PART I.  FINANCIAL INFORMATION
                     STANDEX INTERNATIONAL CORPORATION
                     Statements of Consolidated Income
                   (In thousands, except per share data)

                                                      Three Months Ended
                                                         September 30
                                                        2002        2001
Net sales                                             $147,184  $143,710
Cost of sales                                          100,538    97,797
Gross profit                                            46,646    45,913
Selling, general and administrative expenses            36,483    34,059
Restructuring cost                                         914         -
Income from operations                                   9,249    11,854
Interest expense, net                                  (1,810)    (2,602)
Income before income taxes                               7,439     9,252
Provision for income taxes                               2,827     3,754
Income before cumulative effect of a
change in accounting principle                           4,612     5,498

Cumulative effect of a change in
accounting principle                                         -    (3,779)

Net income                                            $  4,612    $1,719



Earnings per share (before cumulative
     effect of a change in accounting
     principle):
 Basic                                                $    .38    $  .45
 Diluted                                              $    .38    $  .45

Earnings per share (after cumulative
     effect of a change in accounting
     principle):
    Basic                                             $    .38    $  .14
 Diluted                                              $    .38    $  .14


Cash dividends per share                              $    .21    $  .21

See notes to condensed consolidated financial statements.

                     STANDEX INTERNATIONAL CORPORATION
                        Consolidated Balance Sheets
                              (In thousands)
                                                     September 30  June 30
                                                         2002        2002
ASSETS
Current assets
 Cash and cash equivalents                             $11,533   $ 8,092
 Receivables, net                                       91,459    93,219
   Inventories                                          90,524    92,931
 Prepaid expenses                                       14,509     4,570
    Total current assets                               208,025   198,812

Property, plant and equipment                          278,326   273,630
 Less accumulated depreciation                         165,409   160,738
    Property, plant and equipment, net                 112,917   112,892

Other assets
 Prepaid pension cost                                   47,754    47,405
 Goodwill, net                                          36,241    36,250
 Other                                                  11,944    10,680
    Total other assets                                  95,939    94,335

      Total                                           $416,881  $406,039

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Short-term borrowings and current portion
   of long-term debt                                  $ 87,774   $82,221
 Accounts payable                                       38,533    35,209
 Income taxes                                            5,400     1,221
 Accrued expenses                                       35,165    36,128
    Total current liabilities                          166,872   154,779

Long-term debt (less current portion
included above)                                         42,941    50,087

Deferred income taxes and other liabilities             23,978    22,741

Stockholders' equity
 Common stock                                           41,976    41,976
 Additional paid-in capital                             12,421    12,075
 Retained earnings                                     386,619   384,589
 Unamortized value of restricted stock                   (544)     (655)
 Accumulated other comprehensive loss                  (6,522)   (8,473)
Less cost of treasury shares                          (250,860) (251,080)
    Total stockholders' equity                         183,090   178,432
      Total                                           $416,881  $406,039

See notes to condensed consolidated financial statements.

                     STANDEX INTERNATIONAL CORPORATION
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (In thousands)

                                                       Three Months Ended
                                                            September 30
                                                         2002      2001
Cash flows from operating activities
 Net income                                             $4,612    $1,719
 Cumulative effect of a change in accounting principle       -     3,779
 Depreciation and amortization                           3,510     3,402
 Net changes in operating assets and liabilities         2,410    (3,991)
    Net cash provided by operating activities           10,532     4,909

Cash flows from investing activities
 Expenditures for property and equipment                (2,420)   (4,432)
 Expenditures for acquisition                           (1,538)        -
 Other                                                     (13)       95
    Net cash used for investing activities              (3,971)   (4,337)

Cash flows from financing activities
 Repayment of long-term debt                            (7,145)   (7,146)
 Net proceeds from additional borrowings                 5,553    12,248
 Cash dividends paid                                    (2,582)   (2,541)
 Reacquisition of shares-open market                         -       (22)
  Reacquisition of shares-stock incentive
  programs and employees                                  (551)   (2,728)
 Other, net                                              1,230       559
    Net cash (used for) provided by
     financing activities                               (3,495)      370

Effect of exchange rate changes on cash                    375       272

Net change in cash and cash equivalents                  3,441     1,214

Cash and cash equivalents at beginning of year           8,092     8,955

Cash and cash equivalents at September 30               $11,533  $10,169


Supplemental disclosure of cash flow information
 Cash paid (received) during the three months for:
    Interest                                            $2,063    $2,895
    Income taxes                                        $(1,352)  $  852



See notes to condensed consolidated financial statements.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Management Statement

  The financial statements as reported in this Form 10-Q reflect all adjustments (including those of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of results for the three months ended September 30, 2002 and 2001.

  These financial statements should be read in conjunction with the Annual Report on Form 10-K, and in particular the audited financial statements, for the fiscal year ended June 30, 2002. Accordingly, footnote disclosures that would substantially duplicate the disclosures contained in the latest audited financial statements have been omitted from this filing.

2.   Non-U.S. Adjustment

  During the three months ended September 30, 2002, the Company conformed the year end of its non-U.S. operations which had previously reported on a one month lag. Total additional sales as a result of this conformation of year end were $4.4 million. The impact to net income was not significant.

3.   Inventories

  Inventories at September 30 and June 30, 2002 are comprised of (in thousands):
                                      September 30     June 30
  Raw materials                          $ 33,543      $33,257
  Work in process                          19,083       21,779
  Finished goods                           37,898       37,895
     Total                                $90,524      $92,931

4.   Debt

  Debt is comprised of (in thousands):
                                      September 30     June 30
                                           2002          2002
  Bank credit agreements                 $ 80,285     $ 74,732
  Institutional investors
    6.8% to 7.13% (due 2003-2008)          46,428       53,571
  Other 3.0% to 4.85% (due 2003-2018)       4,003        4,005
       Total                              130,716      132,308
  Less current portion                     87,774       82,221
    Total long-term debt                 $ 42,942     $ 50,087

  The Company's loan agreements contain a limited number of provisions relating to the maintenance of certain financial ratios and restrictions on additional borrowings and investments. The most restrictive of these provisions requires that the Company maintain a minimum ratio of earnings to fixed charges, as defined, on a trailing four quarters basis.

5.   U.S. Pension Plan Credits

  In the fiscal year ended June 30, 2002, the Company recorded a net pension credit of $2.9 million for its defined benefit U.S. pension plans. The Company expects to report a pension credit of approximately $700,000 in the current fiscal year. The majority of the change is related to the increase in the projected benefit obligation and change in the fair value of plan assets.

6.   Earnings Per Share Calculation

  The following table sets forth the computation of basic and diluted earnings per share (in thousands):
                                                         Three Months Ended
                                                             September 30
                                                             2002   2001
  Income before cumulative effect
   of a change in accounting principle                    $ 4,612   $ 5,498
  Cumulative effect of a change in
   accounting principle                                         -    (3,779)
      Net income                                          $ 4,612   $ 1,719

  Basic - Average Shares Outstanding                       12,096    12,154
  Effect of Dilutive Securities-Stock Options                 168       168
  Diluted - Average Shares Outstanding                     12,264    12,322

  Earnings per share (before cumulative effect
   of a change in accounting principle):
     Basic                                                 $ .38      $.45
     Diluted                                               $ .38      $.45

  Earnings per share (after cumulative effect
   of a change in accounting principle):
     Basic                                                 $ .38      $.14
     Diluted                                               $ .38      $.14


  Cash dividends per share have been computed based on the shares outstanding at the time the dividends were paid. The shares (in thousands) used in this calculation for the three months ended
  September 30, 2002 and 2001 were 12,293 and 12,102 respectively.

7.Adoption of SFAS Nos. 144, 145 and 146

  Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) Nos. 144, 145 and 146. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets including discontinued operations. The impact of the adoption of SFAS No. 144 was not significant. SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, amendment to FASB Statement No. 13, and Technical Corrections," which, among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30 as extraordinary. There was no impact from the adoption of this SFAS.

  SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (including Certain Costs Incurred in a Restructuring)." The SFAS requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The Company announced in October 2002, that restructuring charges in the range of $11 to $12 million (pre tax) would be recorded over the next 18 months (see below). If this SFAS had not been adopted, a significant portion of these charges would have been recorded in the current fiscal quarter instead of the $914,000 (pre tax) which was recorded.

8.   Restructuring

  In October 2002 the Company announced it was incurring restructuring charges over the next eighteen months in the amount of $11 to $12 million before taxes. The restructuring plan involves the (1) disposal, closing or elimination of certain under-performing and unprofitable operating plants, product lines, manufacturing processes and businesses;
  (2) realignment and consolidation of certain marketing and distribution activities; and (3) other cost containment actions, including selective personnel reductions. The charges will be recorded in the Statements of Consolidated Income under the caption "Restructuring costs." The components of the estimated charges include involuntary employee severance and benefits costs totaling $4,772,000, asset impairments of $1,773,000 and shutdown costs of $4,812,000.

  The Company has early adopted SFAS No. 146 (described above), and, accordingly, these charges will be recorded generally when a liability is incurred or a severance plan is initiated. At September 30, 2002, $914,000 of these charges had been recorded.

9.   Contingencies

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

10.  Accumulated other Comprehensive Loss

  The change in accumulated other comprehensive loss is as follows:
                                                         Three Months Ended
                                                            September 30
                                                            2002       2001
    Accumulated other comprehensive loss at June 30       $(8,473)  $(10,134)
      Foreign currency translation adjustment               1,850      1,522
      Change in fair market value of interest
       rate swap agreements                                  101        (105)
     Accumulated other comprehensive loss
       at September 30                                   $(6,522)    $(8,717)

11.  Income Taxes

  A reconciliation of the U.S. Federal income tax rate to the effective income tax rate is as follows:

                                               September 30
                                             2002         2001
  Statutory tax rate                        35.0%        35.0%
  Non-U.S.                                   0.6%         1.8%
  State taxes                                2.8%         2.9%
  Other including change in contingency     (0.4)%        0.9%
    Effective income tax rate               38.0%        40.6%

12.  Industry Segment Information

  The Company is composed of three business segments.  Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Operating income by segment excludes general corporate expenses, and interest expense and income.
                                                   (In Thousands)
                                                                Income
                                          Net Sales         From Operations
          Segment                       2002      2001       2002      2001
          Food Service              $37,970    $36,373     $2,292    $3,283
          Industrial                 87,910     84,507     10,318    10,283
          Consumer                   21,304     22,830        204     1,131
          Corporate                                        (3,565)   (2,843)
               Total               $147,184   $143,710     $9,249   $11,854

13.  Derivative Instruments and Hedging Activities

  Standex manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rate debt to reduce certain exposures to interest rate fluctuations. Standex designates its interest rate swaps as cash flow hedge instruments, whose recorded value in the consolidated balance sheet approximates fair market value. The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the quarter ended September 30, 2002, the Company completed an assessment of the cash flow hedge instruments and determined these hedges to be highly effective. The Company also determined the fair market value of its interest rate swap. The change in value, adjusted for any inefficiency, was recorded to other comprehensive income and the related derivative liability. For the quarter ended September 30, 2002 the change in value totaled $101,000 and the ineffective portion of the hedge was immaterial.

14.  Subsequent Event

  Subsequent to September 30, 2002, the Company sold the real estate facility of one of its divisions for $5.3 million as part of its realignment strategy. Terms of the sale included a provision whereby the division can leaseback the property for a period of up to 24 months.

                     STANDEX INTERNATIONAL CORPORATION


                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Statements contained in the following "Management's Discussion and Analysis" that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," `assume," "continue," or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company's business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired. These factors include uncertainties in competitive pricing pressures or marketing of new products, unforeseen volatility in financial markets, general domestic and international business and economic conditions, significant changes in domestic and international fiscal policies or tax legislation and market demand.

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash Flow

During the first quarter of fiscal 2003 operating activities generated $10.5 million in cash flow. The Company redeployed those resources by investing $2.4 million in plant and capital equipment while returning $2.6 million to shareholders through cash dividends and reducing net debt by $5.0 million. Capital expenditures declined by $2 million from the first quarter of last year as the Company reacted to the downturn in the economy. Capital expenditures are expected to be $10 - $12 million for the current fiscal year. Every year in the quarter ended September 30th, the Company renews its insurance policies for the fiscal year and incurs marketing expenses for its holiday season sales. Prepaid expenses in the balance sheet reflect these charges in the amount of approximately $4.6 million for insurance premiums and $4.1 million for marketing costs.

In addition to measuring the cash flow generation or usage based upon operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Company also measures free cash flow. Free cash flow is defined as cash flow from operating activities less capital expenditures. The Company generated free cash flow of $6.6 million in the first quarter of fiscal 2003 compared with $500,000 in the same quarter of fiscal 2002.

Capital Structure
The following table sets forth the Company's capitalization at September 30 and June 30, 2002:

                                       September 30    June 30
 Short-term debt                        $  87,774      $82,221
 Long-term debt                            42,941       50,087
  Total Debt                              130,715      132,308
 Less cash                                 11,533        8,092
  Total net debt                          119,182      124,216
 Stockholders' equity                     183,090      178,432
 Total capitalization                   $ 302,272     $302,648

The Company's net debt decreased by $5.0 million to $119.2 million at September 30, 2002. The Company's net debt to capital percentage is 39.4% at September 30, 2002 down from 41.0% at June 30, 2002.

On October 16, 2002, the Company successfully completed a private placement of $25 million aggregate principal amount of 5.94% Senior Notes due October 17, 2012. Purchasers of the Notes were Metropolitan Life Insurance Company and Allstate Insurance Company. The Notes are unsecured and carry an average life of approximately seven years. Proceeds will be used to repay debt and for general working capital purposes.

At September 30, 2002, the Company had a $175.0 million revolving credit agreement with eight banks which is scheduled to expire in May 2003. The Company expects to complete negotiation of a replacement agreement during the third quarter of fiscal 2003.


OPERATIONS

                     Quarter Ended September 30, 2002
            As compared to the Quarter Ended September 30, 2001

Net sales for the quarter ended September 30, 2002 were $147.2 million which included an extra month of European sales of approximately $4.4 million. The inclusion of the extra month's sales was due to an accounting change whereby Standex conformed the accounting year of its non-U.S. operations to the Standex June 30 fiscal year end. Excluding the extra month's sales, sales decreased slightly (0.6%) from the quarter ended September 30, 2001. The effect, on net sales, of changes in the average foreign exchange rates was not significant.

Net sales in the Food Service Segment were $38.0 million. After excluding approximately $1.1 million of extra month European sales, segment sales were $36.9 million or $500,000 more than the prior year. Both the Master-Bilt and Procon divisions were the main contributors to this improvement. Master-Bilt continued to expand its chain pharmacy installations, and Procon's carbonated pump sales have improved.

Consumer Segment net sales decreased by 6.6% to $21.3 million from the prior year's $22.8 million. The decline can be attributed to volume decreases resulting from the effects of the struggling economy, particularly in the retail religious materials sector, on what has historically been a weak quarter for the Consumer Segment.

Industrial Segment net sales were $87.9 million versus $84.5 million in fiscal 2002. Excluding $3.3 million of extra month European sales, segment sales increased slightly by $100,000. The continuing strong housing sector of the US economy positively impacted the Standex Air Distribution division. This was off-set by softness in the Company's engraving business which services the automobile, electronic and telecommunications industries, all of which have incurred softness in customer demands. Additionally, over the last several months, some of the customers of the Spincraft division have deferred their sales orders.

The Company's gross profit margin percentage ("GPMP") remained stable at 32%. A small decrease in the Food Service Segment GPMP was offset by a slight increase in the Industrial Segment GPMP. These changes were not significant. Management has achieved this performance by ensuring that our products are priced appropriately and competitively in the market place, continually monitoring and increasing control over costs, and investing in newer, more efficient technology. The Company has begun to incur price increases in steel products it uses in its manufacturing processes due to the steel tariffs which were implemented in the US this past Spring. Although management believes it can pass substantially all of these price increases on to its customers, there is no assurance that the Company will be able to fully recover the majority of them from its customers.

Consolidated selling, general and administrative expenses increased as a percent of net sales to approximately 24.8% compared to 23.7% in the prior year. The increase is primarily attributable to the sales decrease in the Consumer group, as discussed above, as opposed to any significant increases in items of expenditure. It has been the Company's strategy to maintain current staffing levels and capacity as far as economically possible to facilitate future growth plans and keep the Company well positioned for the expected up-turn in the economy.

In addition, in the current quarter the Company recorded a restructuring charge of $914,000 related to its Food Service Segment. The charge is more fully discussed in the Notes to the Condensed Consolidated Financial Statements.

Interest expense for the current quarter decreased $800,000 versus the same quarter in the previous fiscal year due to a decrease in interest rates (a decline of 16.5%) and a $25.9 million (16.6%) decrease in average borrowings.

As a result of the above, pre-tax income was $7.4 million compared to $9.3 million in the prior year. The effective tax rate of 38.0% in the current period decreased from the prior year's 40.6%. A larger portion of the Company's income this quarter was generated in lower taxed countries. The Company's tax strategies in the current fiscal year also contributed to this decrease.

Income before the cumulative effect of a change in accounting principle was $4.6 million as compared to $5.5 million last year. In the prior year, the Company recorded a charge of $3.8 million representing the cumulative effect of a change in accounting principle. The change related to the Company's adoption of SFAS No. 142 effective July 1, 2001.

The resultant net income for the quarter ended September 30, 2002 was $4.6 million compared to $1.7 million for the quarter ended September 30, 2001.

Other Matters

Inflation - Certain of the Company's expenses, such as wages and benefits, occupancy costs and equipment repair and replacement, are subject to normal inflationary pressures.

Environmental Matters - The Company is party to various claims and legal proceedings, generally incidental to its business and has recorded an appropriate provision for the resolution of such matters. As explained more fully in the Notes to the Consolidated Financial Statements, the Company does not expect, at this time, the ultimate disposition of these matters to have a material adverse effect on its financial statements.

Seasonality - Increased consumer spending during the holiday season results in a higher level of activity in the Consumer Segment in the second quarter of the fiscal year and lower activity in the remaining quarters. The Industrial Segment experiences higher activity levels in the fiscal quarters ending September 30, December 31 and June 30 of each year and decreased activity in the quarter ending March 31, generally due to the effects of weather conditions on the construction industry.

ACQUISITION

The Company purchased, as of September 30, 2002, substantially all of the assets of Cincinnati, Ohio-based CIN-TRAN, Inc. a manufacturer of custom UL/CSA approved low-frequency transformers. CIN-TRAN, which had annual revenues of approximately $4 million, will be part of the Company's Standex Electronics Group. The acquisition, which expands the Standex Electronics transformer product line, is part of the Company's Focused Diversity strategy to seek bolt-on acquisitions for growth platform companies.

CRITICAL ACCOUNTING POLICIES
Presented below is a discussion about the Company's application of critical accounting policies that requires assumptions about matters that are uncertain at the time the accounting estimate is made, and where different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, have a material impact on the presentation of the Company's financial condition, changes in financial condition or results of operations. Management has identified the following accounting estimates as critical for the Company, and will discuss them separately below; allowance for bad and doubtful accounts; inventory obsolescence provision; income tax accruals; workers' compensation accruals; environmental liabilities; goodwill impairment; and pension and other postretirement benefits.

Allowance for Bad and Doubtful Accounts

The Company's recognition of revenue from sales to its customer base is impacted by the financial viability of customers. At the time we recognize revenue, upon shipment of our products, we reduce our measurements of those sales by our estimate of customer non-payment, and we also reduce our measurements of accounts receivable by the same amount. Currently, our net accounts receivables balance of $91.5 million is about 22% of our total assets, and the reserve of $5.0 million is about 5% of gross accounts receivable.

For each of our divisions, a historical correlation exists between the amount of sales made and the amount of bad debt. The greater our sales levels, the more bad debt we expect. For each of our divisions, we monitor the levels of sales and receivables turnover and aging as part of our effort to reach an appropriate accounting estimate for bad debt. In estimating a bad debt reserve, we analyze historical write-offs, current credit sales aging, current economic trends, changes in our customer base, and recovery of bad debts.

In recent years, as a result of a combination of the factors described above, we have increased our bad debt reserve to reflect our estimated valuation of gross receivables. It is also possible that bad debt write-off could increase significantly in the future. Estimating an allowance for doubtful accounts requires significant management judgment. In addition, different reserve estimates that we reasonably could have used would have had a material impact on our reported receivable balance and thus have had a material impact on the presentation of the results of operations. For those reasons, since our receivables balance is a material part of our balance sheet, and the majority of our sales are on a credit basis, we believe that the accounting estimate related to bad debts is a critical accounting estimate.

Inventory Obsolescence

A significant portion of the Company's assets (about 22%) are in the form of inventories in the various industries in which we operate. Our Company's profitability and viability is highly dependent on the demand for our products in the food service, consumer and industrial segments. An imbalance between purchasing, production levels and sales, could cause obsolescence and loss of competitive price advantage and market share. We consider that the Company's diversity and the various markets in which it participates somewhat mitigates this risk. We reduce our inventory valuation by our estimate of the portion which might remain unsold, and we recognize an expense of this same amount which is classified within cost of sales in the statement of operations.

For our products, a historical correlation exists between the rate of inventory turnover and the levels of inventory. For each of our products, we monitor levels of product sales and inventory at the division level as part of our effort to reach an appropriate accounting estimate of obsolescence reserves. In estimating impairment, we analyze historical returns, current inventory levels, current economic and industry trends, changes in consumer demand, introduction of new competing products and acceptance of our products. Within the last year, as a result of a combination of the factors described above, we have materially increased the reserves for inventory obsolescence. In addition, different reserve estimates that we reasonably could have used would have had a material impact on our reported net inventory and cost of sales, and thus have had a material impact on the presentation of the results of operations. For those reasons, we believe that the accounting estimate related to inventory obsolescence is a critical accounting estimate.

Income Taxes

The Company's estimate of current year tax expense and accrual, and recognition of a deferred tax liability ($19 million at September 30, 2002) follows the provisions of SFAS No. 109.

The Company provides for potential tax contingencies arising from routine audits by revenue taxing agencies. Our estimate is based on historical evidence as well as expert advice from our tax advisors. It is reasonably possible to assume that actual amounts payable as a result of such audits could differ from that accrued in the financial statements.

Workers' Compensation Accrual

The Company is self-insured for workers' compensation at the majority of its divisions, and evaluates its accrual on a monthly basis. The accrual is adjusted monthly based on actual claims experience. Management believes, and past experience has confirmed, that total service fee savings for the Company outweigh certain financial risks incurred by self-insurance of workers' compensation. Accounting standards require that a related loss contingency be recognized as part of the Company's financial position. The accrual as of September 30, 2002, was $6.2 million, of which approximately $4 million relates to the future liability for incidents which have already occurred but not yet reported.

We believe that the accounting estimate related to the assessment of future liability for current work-related injuries is a critical accounting estimate because it is highly susceptible to change from period to period due to the requirement that Company management make assumptions about future costs of claims based on historical costs.

Environmental Liabilities

At several of its divisions, the Company's operations utilize materials defined under federal and state regulations as "hazardous." On occasion, the Company has incurred costs both in connection with environmental remediation of its facilities (whether ongoing operations or facilities being sold) and disposal of waste at licensed, third party disposal facilities. A recorded liability for potential future environmental remediation reflects the Company's estimate of the potential future costs of possible remediation based primarily on experience with properties of that type, consultation with independent environmental consultants and previous environmental involvement. The Company believes the accounting estimate related to remediation expenses is a critical accounting estimate because legal requirements related to any remediation could affect net income. However, a number of contingencies could affect the Company's future exposure in connection with this item including, but not limited to, changes in legislation and unforeseen incidents which could occur at the Company's divisions. The forecasting of environmental remediation costs is highly uncertain and requires a large degree of judgment. However, based upon the Company's experience with environmental issues, the Company believes the recorded liability is appropriate. Further, the charges related to environmental remediation in the past three years have been insignificant.

Goodwill Impairment

The Company adopted SFAS No. 142, "Goodwill and Other Intangibles" effective July 1, 2001. In accordance with this SFAS, the Company evaluated its carrying value of goodwill on a division by division basis at both December 31, 2001 and June 30, 2002. As a result of the initial evaluation an impairment charge of $3.8 million was recorded in fiscal 2002. The Company's carrying value of goodwill at September 30, 2002, was $36.2 million and relates to several divisions and industries. All of these divisions and industries are subject to changes in markets, processes and products which could impact the carrying value of the division and its goodwill. The valuation of these divisions is a critical accounting policy since the reduction in value in any one division could have a significant impact on the financial statements of the Company.

Pension and Other Postretirement Benefits

The Company records pension and other postretirement benefit costs in accordance with SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and performance of plan assets. The primary assumptions relate to discount rate, expected return on plan assets, rate of compensation increase, health care cost trend, and amortization of gains and (losses). While the Company believes that the assumptions used are appropriate, significant differences in the actual experience or significant changes in the assumptions may have a material impact on our results of operations and financial position.

Adoption of SFAS Nos. 144, 145 and 146

Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) Nos. 144, 145 and 146. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets including discontinued operations. The impact of the adoption of SFAS No. 144 was not significant. SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, amendment to FASB Statement No. 13, and Technical Corrections," primarily restricts the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30 as extraordinary. There was no impact from the adoption of this SFAS.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The SFAS requires that a liability for cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company announced in October 2002, that restructuring charges in the range of $11 to $12 million (pre tax) would be recorded over the next 18 months (see below). If this SFAS had not been adopted, these charges would have been recorded in full in the current fiscal quarter instead of the $914,000 (pre tax) which was recorded.

New Accounting Pronouncements

In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." This SFAS will not apply to the Company.

Restructuring

In October the Company announced it was incurring restructuring charges over the next eighteen months in the amount of $11 to $12 million before taxes. The restructuring plan involves the (1) disposal, closing or elimination of certain under-performing and unprofitable operating plants, product lines, manufacturing processes and businesses; (2) realignment and consolidation of certain marketing and distribution activities; and (3) other cost containment actions, including selective personnel reductions. The charges will be recorded in the Statements of Consolidated Income under the caption "Restructuring costs." The components of the estimated charges include involuntary employee severance and benefits costs totaling $4,772,000, asset impairments of $1,773,000 and shutdown costs of $4,812,000.

The restructuring will consist of a series of initiatives that are expected to yield significant savings and individual pay backs in the range of 12 to 24 months. In addition, the Company anticipates generating cash by selling underutilized facilities to fund a significant portion of the restructuring.

The Company has early adopted SFAS No. 146 (described above), and, accordingly, these charges will be recorded generally when a liability is incurred or a severance plan is initiated. At September 30, 2002, $914,000 (pre tax) of the charges had been incurred.

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company mitigates certain of its foreign currency exchange rate risk by entering into forward foreign currency contracts. These contracts are primarily used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes. The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts. However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability. Due to the absence of forward foreign currency contracts at September 30, 2002, the Company did not have any fair value exposure.

There have been no significant changes in the exposure to changes in both foreign currency and interest rates from June 30, 2002 to September 30, 2002.

                     ITEM 4.  CONTROLS AND PROCEDURES

The management of the Company including Mr. Edward J. Trainor as Chief Executive Officer and Mr. Christian Storch as Chief Financial Officer have evaluated the Company's disclosure controls and procedures. Under the rules promulgated by the Securities Exchange Commission, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports issued or submitted by it under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commissions rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, it was determined that such controls and procedures were effective as of November 1, 2002, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after November 1, 2002, the date of the conclusion of the evaluation of disclosure controls and procedures.

                        PART II.  OTHER INFORMATION


                 ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     99 Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99 Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 2002.

                     ALL OTHER ITEMS ARE INAPPLICABLE


                     STANDEX INTERNATIONAL CORPORATION


                            S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STANDEX INTERNATIONAL CORPORATION

Date:  November 13, 2002           /s/Robert R. Kettinger
                                     Robert R. Kettinger
                                     Corporate Controller



Date:  November 13, 2002           /s/Christian Storch
                                     Christian Storch
                                     Vice President/CFO


                               CERTIFICATION


I, Edward J. Trainor, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Standex
    International Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date:  November 13, 2002          /s/Edward J. Trainor
                                   Edward J. Trainor
                                   Chairman of the Board/CEO


                               CERTIFICATION


I, Christian Storch, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Standex
    International Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    d. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002           /s/Christian Storch
                                   Christian Storch
                                   Vice President/CFO