Form 10-Q
period 2002-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 2003-02-11
CIK 310354

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 2002      Commission File Number 1-7233



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

    Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12.b-2).
YES   X   NO

     The number of shares of Registrant's Common Stock outstanding on December 31, 2002 was 11,998,935.



                     STANDEX INTERNATIONAL CORPORATION






                                 I N D E X


                                                               Page No.
PART I.   FINANCIAL INFORMATION:

Item 1.
 Condensed Statements of Consolidated Income for
 the Three and Six Months Ended December 31,
 2002 and 2001                                                   2

 Condensed Consolidated Balance Sheets,
 December 31, 2002 and June 30, 2002                             3

 Condensed Statements of Consolidated Cash Flows
 for the Six Months Ended December 31, 2002 and
 2001                                                            4

 Notes to Condensed Consolidated Financial
 Statements                                                   5-10

Item 2.
 Management's Discussion and Analysis of
 Financial Condition and Results of Operations               11-19

Item 3.
 Quantitative and Qualitative Disclosures About
 Market Risk                                                    20

Item 4.
 Controls and Procedures                                        20


PART II.  OTHER INFORMATION:

Item 4.
 Submission of Matters to a Vote of Security
 Holders                                                        21

Item 6.
 Exhibits and Reports on Form 8-K                               21


                      PART I.  FINANCIAL INFORMATION

                     STANDEX INTERNATIONAL CORPORATION
                Condensed Statements of Consolidated Income
                   (In thousands, except per share data)

                                  Three Months Ended    Six Months Ended
                                       December 31          December 31
                                     2002      2001       2002      2001
Net sales                        $149,205  $149,927   $296,389  $293,637
Cost of sales                      99,041    97,416    199,579   195,213
Gross profit                       50,164    52,511     96,810    98,424
Operating Expenses:
  Selling, general and
   administrative expenses         41,370    40,344     77,845    74,293
  Other expense, net                1,306         -      1,306         -
  Restructuring cost                  115         -      1,029         -
         Total operating
          expenses                 42,791    40,344     80,180    74,293
Income from operations              7,373    12,167     16,630    24,131
Interest expense                   (1,831)   (2,101)    (3,471)   (4,549)
Other, net                            169       308        (9)        44
Income before income taxes          5,711    10,374     13,150    19,626
Provision for income taxes          2,170     3,996      4,997     7,750
Income before cumulative
  effect of a change in
  accounting principle              3,541     6,378      8,153    11,876
Cumulative effect of a change
  in accounting principle               -         -          -    (3,779)
Net income                        $ 3,541   $ 6,378    $ 8,153   $ 8,097

Earnings per share: (before
     cumulative effect of a
     change in accounting
     principle):
 Basic                            $   .29   $   .53    $   .67   $   .98
 Diluted                          $   .29   $   .52    $   .67   $   .97

Earnings per share: (after
     cumulative effect of a
     change in accounting
     principle):
    Basic                         $   .29   $   .53    $   .67   $   .67
 Diluted                          $   .29   $   .52    $   .67   $   .66

Cash dividends per share          $   .21   $   .21    $   .42   $   .42

See notes to condensed consolidated financial statements.

                     STANDEX INTERNATIONAL CORPORATION
                   Condensed Consolidated Balance Sheets
                              (In thousands)
                                                    December 31   June 30
                                                          2002      2002
ASSETS
Current assets
 Cash and cash equivalents                            $ 10,929  $  8,092
 Receivables, net                                       85,330    93,219
 Inventories                                            91,231    92,931
 Prepaid expenses                                       10,435     4,570
    Total current assets                               197,925   198,812

Property, plant and equipment                          278,884   273,630
 Less accumulated depreciation                         168,504   160,738
    Property, plant and equipment, net                 110,380   112,892

Other assets
 Prepaid pension cost                                   48,281    47,405
 Goodwill, net                                          36,525    36,250
 Other                                                  17,931    10,680
    Total other assets                                 102,737    94,335

      Total                                           $411,042  $406,039

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Short-term borrowings and current portion
   of long-term debt                                  $  1,851  $ 82,221
 Accounts payable                                       36,680    35,209
 Income taxes                                            2,689     1,221
 Accrued expenses                                       39,956    36,128
    Total current liabilities                           81,176   154,779

Long-term debt (less current portion
included above)                                        118,531    50,087

Deferred income taxes and other liabilities             27,255    22,741

Stockholders' equity
 Common stock                                           41,976    41,976
 Additional paid-in capital                             12,465    12,075
 Retained earnings                                     387,632   384,589
 Unamortized value of restricted stock                    (107)     (655)
 Accumulated other comprehensive loss                   (4,698)   (8,473)
 Treasury shares                                      (253,188) (251,080)
    Total stockholders' equity                         184,080   178,432
      Total                                           $411,042  $406,039

See notes to condensed consolidated financial statements.

                     STANDEX INTERNATIONAL CORPORATION
              Condensed Statements of Consolidated Cash Flows
                              (In thousands)

                                                         Six Months Ended
                                                             December 31
                                                          2002      2001
Cash flows from operating activities:
 Net income                                           $  8,153  $  8,097
   Cumulative effect of a change in accounting
   principle                                                       3,779
   Depreciation and amortization                         6,844     6,604
 Net changes in operating assets and liabilities         5,667     2,167
    Net cash provided by operating activities           20,664    20,647

Cash flows from investing activities:
 Expenditures for property and equipment                (4,041)   (7,227)
 Expenditures for acquisitions                          (1,559)        -
 Proceeds from sale of real estate                       5,293         -
 Other                                                     (59)       48
    Net cash used for investing activities                (366)   (7,179)

Cash flows from financing activities:
 Repayment of debt                                     (36,925)   (7,373)
 Proceeds from additional borrowings                    25,000     5,598
 Cash dividends paid                                    (5,110)   (5,069)
 Reacquisition of shares-open market                         -       (22)
   Reacquisition of shares-stock incentive
   programs and employees                               (3,237)   (3,286)
 Other, net                                              2,068     1,332
    Net cash used for financing activities             (18,204)   (8,820)

Effect of exchange rate changes on cash                    743        (6)

Net change in cash and cash equivalents                  2,837     4,642

Cash and cash equivalents at beginning of year           8,092     8,955

Cash and cash equivalents at December 31              $ 10,929  $ 13,597


Supplemental disclosure of cash flow information:
 Cash paid during the six months for:
    Interest                                          $  3,333  $  5,293
    Income taxes                                      $  3,529  $  5,874


See notes to condensed consolidated financial statements.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Management Statement

  The financial statements as reported in this Form 10-Q reflect all adjustments (including those of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of results for the three and six months ended December 31, 2002 and 2001.

  These financial statements should be read in conjunction with the Annual Report on Form 10-K, and in particular the audited financial statements, for the fiscal year ended June 30, 2002. Accordingly, footnote disclosures that would substantially duplicate the disclosures contained in the latest audited financial statements have been omitted from this filing.

2.   Non-U.S. Adjustment

  In July 2002, the Company conformed the year end of its non-U.S. operations which had previously reported on a one month lag. Total additional sales as a result of this conformation of year end were $4.4 million for the six months. The impact to net income was not significant.

3.   Inventories

  Inventories at December 31 and June 30, 2002 are comprised of (in thousands):
                                       December 31       June 30
  Raw materials                         $   33,215      $ 33,257
  Work in process                           18,335        21,779
  Finished goods                            39,681        37,895
     Total                              $   91,231      $ 92,931

4.   Debt

  Debt is comprised of (in thousands):
                                       December 31       June 30
                                              2002          2002
  Bank credit agreements                  $ 45,189      $ 74,732
  Institutional investors
    5.94% to 7.13% (due 2003-2012)          71,428        53,571
  Other 3.0% to 4.85%
    (due 2003-2018)                          3,765         4,005
       Total                               120,382       132,308
  Less current portion                       1,851        82,221
    Total long-term debt                  $118,531      $ 50,087

  The Company's loan agreements contain a limited number of provisions relating to the maintenance of certain financial ratios and restrictions on additional borrowings and investments. The most restrictive of these provisions requires that the Company maintain a minimum ratio of earnings to fixed charges, as defined, on a trailing four quarters basis.

  In October 2002, the Company completed a private placement of $25 million aggregate principal amount of 5.94% Senior Notes due October 17, 2012. The Notes are unsecured and carry an average life of approximately seven years. Proceeds were used to repay debt and for general working capital purposes.

  On February 7, 2003, the Company entered into a 3-year, $130 million revolving credit facility (RCF) replacing the existing facility which was to expire in May 2003. Proceeds under the agreement may be used for general corporate purposes or to provide financing for acquisitions.
  The agreement contains certain covenants including limitations on indebtedness and liens. Borrowings under the agreement bear interest at a rate equal to the sum of a base rate or a Eurodollar rate, plus an applicable percentage based on the Company's consolidated leverage ratio, as defined by the agreement. The effective interest rate would have been 2.4% if there had been borrowings under the agreement on the date the agreement was signed. Borrowings under the agreement are not collateralized. The facility will expire in February 2006.

  The Company has $43,700,000 in unsecured short-term borrowings. Since these may be refinanced by the Company on a long-term basis under the new revolving credit agreement, the short-term borrowings, which are not expected to be paid within a year, are classified as long-term debt.

  Debt is due as follows by fiscal year: 2003, $1,595,000; 2004, $7,502,000; 2005, $7,143,000; 2006, $50,842,000; 2007, $3,571,000; and
  thereafter, $49,729,000.

5.   U.S. Pension Plan Credits

  In the fiscal year ended June 30, 2002, the Company recorded a net pension credit of $2.9 million for its defined benefit U.S. pension plans. The Company expects to report a pension credit of approximately $770,000 in the current fiscal year.

6.   Earnings Per Share Calculation

  The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                    Three Months Ended    Six Months Ended
                                         December 31           December 31
                                      2002       2001       2002     2001
   Income before
   cumulative effect of a
   change in accounting
   principle                         $3,541    $6,378     $ 8,153  $11,876
   Cumulative effect of a
   change in accounting
   principle                             -         -           -    (3,779)
      Net income                     $3,541    $6,378     $ 8,153   $8,097

  Basic - Average Shares
Outstanding                          12,072    12,129      12,080   12,142
  Effect of Dilutive Securities-
Stock Options                           154       161         161      165
  Diluted - Average Shares
Outstanding                          12,226    12,290      12,241   12,307

  Earnings per share (before
   cumulative effect of a change
   in accounting principle):
     Basic                           $  .29    $  .53     $   .67  $  .98
     Diluted                         $  .29    $  .52     $   .67  $  .97

  Earnings per share (after
   cumulative effect of a
   change in accounting
   principle):
     Basic                           $  .29    $  .53     $   .67  $  .67
     Diluted                         $  .29    $  .52     $   .67  $  .66

  Cash dividends per share have been computed based on the shares outstanding at the time the dividends were paid. The shares (in thousands) used in this calculation for the three and six months ended December 31, 2002 and 2001 were as follows:

                                      2002      2001
            Quarter                 12,038    12,035
            Year-to-date            12,167    12,069

7.  Adoption of SFAS Nos. 144, 145 and 146

  Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) Nos. 144, 145 and 146. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets including discontinued operations. The impact of the adoption of SFAS No. 144 was not significant.

  SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, amendment to FASB Statement No. 13, and Technical Corrections," among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30 as extraordinary. There was no impact from the adoption of this SFAS.

  SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (including Certain Costs Incurred in a Restructuring)." The SFAS requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The Company announced in October 2002 that restructuring charges in the range of $11 to $12 million (pre-tax) would be recorded over the next 18 months (see below). If this SFAS had not been adopted, a significant portion of these charges would have been recorded in the current six month period instead of the $1.0 million (pre tax) which has been recorded.

8.   Other Expenses, Net

  During the current quarter, the Chief Executive Officer and the Executive Vice President/Operations elected early retirement. As participants in certain executive life insurance plans, they were entitled to certain plan-specified benefits. The charges related to these benefits include costs that previously were being amortized to an anticipated retirement age of 65, the net present value of a conversion feature and a retirement bonus. The majority of these benefits will be paid over the next ten years, and, accordingly, the total benefits have been discounted to their present value of $5.6 million, which is included in the caption "Other expenses, net" in the Condensed Statements of Consolidated Income.

  Also included in this caption is a gain ($4.3 million) on the sale of a manufacturing facility of a UK subsidiary which was completed in October, 2002. The sale is part of the Company's realignment strategy.

9.   Restructuring

  In October 2002 the Company announced it was incurring restructuring charges over the next eighteen months in the amount of $11 to $12 million before taxes. The restructuring plan involves the (1) disposal, closing or elimination of certain under-performing and unprofitable operating plants, product lines, manufacturing processes and businesses;
  (2) realignment and consolidation of certain marketing and distribution activities; and (3) other cost containment actions, including selective personnel reductions. The charges will be recorded in the Condensed Statements of Consolidated Income under the caption "Restructuring costs." The components of the total estimated charges include involuntary employee severance and benefits costs totaling $4,772,000, asset impairments of $1,773,000 and shutdown costs of $4,812,000.

  The Company has early adopted SFAS No. 146 (described above), and, accordingly, these charges will be recorded generally when a liability is incurred or a severance plan is initiated. A summary of the charges is as follows (in thousands):

                             Three Months Ended December 31, 2002
                          Involuntary
                             Employee
                        Severance and       Asset  Shutdown
                       Benefits Costs  Impairment     Costs     Total

  Cash expended               $   314           -   $   115   $   429
  Accrued                        (314)          -         -      (314)

    Total expense             $     -           -   $   115   $   115

                             Six Months Ended December 31, 2002
                          Involuntary
                             Employee
                        Severance and       Asset  Shutdown
                       Benefits Costs  Impairment     Costs     Total

  Cash expended               $   323           -   $   224   $   547
  Accrued                         482           -         -       482

    Total expense             $   805           -   $   224   $ 1,029

10.  Contingencies

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

11.  Accumulated Other Comprehensive Loss

  The change in accumulated other comprehensive loss is as follows (in thousands):

                                     Three Months Ended     Six Months Ended
                                          December 31         December 31
                                       2002      2001      2002      2001
       Accumulated other
       comprehensive loss -
       beginning                   $(6,522)  $(8,717)  $(8,473) $(10,134)
       Foreign currency
       translation adjustment        1,687    (1,824)    3,537      (302)
       Change in fair market value
       of interest rate swap
       agreements                      137       325       238       220
       Accumulated other
       comprehensive loss at
       December 31                 $(4,698)  $(10,216) $(4,698) $(10,216)

12.  Income Taxes

  A reconciliation of the U.S. Federal income tax rate to the effective income tax rate is as follows:

                                      Three Months Ended  Six Months Ended
                                         December 31        December 31
                                       2002      2001        2002    2001
  Statutory tax rate                   35.0%     35.0%      35.0%    35.0%
  Non-US                                1.1%      0.8%       0.8%     1.3%
  State taxes                           3.2%      2.4%       3.0%     2.6%
   Other including change in
   contingency                         (1.3)%     0.3%      (0.8)%    0.6%

  Effective income tax rate            38.0%     38.5%      38.0%    39.5%

13.  Industry Segment Information

  The Company is composed of three business segments. Net sales include only transactions with unaffiliated customers and include no intersegment sales. Operating income by segment excludes general corporate expenses, and interest expense and income.
                                                   Net Sales
                                   Three Months Ended    Six Months Ended
                                         December 31         December 31
          Segment                      2002      2001        2002    2001
          Food Service             $ 32,589  $ 32,581    $ 70,559   $ 68,954
          Industrial                 85,740    82,976     173,650    167,483
          Consumer                   30,876    34,370      52,180     57,200
               Total               $149,205  $149,927    $296,389   $293,637


                                             Income From Operations
                                   Three Months Ended    Six Months Ended
                                         December 31         December 31
          Segment                      2002      2001        2002    2001
          Food Service             $  1,536   $ 1,956    $  4,742   $ 5,239
          Industrial                 10,576    10,160      20,894    20,443
          Consumer                      309     2,858         513     3,989
          Restructuring                (115)        -      (1,029)        -
          Other expense, net         (1,306)        -      (1,306)        -
          Corporate                  (3,627)   (2,807)     (7,184)   (5,540)
               Total               $  7,373   $12,167    $ 16,630   $24,131

14.  Derivative Instruments and Hedging Activities

  Standex manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rate debt to reduce certain exposures to interest rate fluctuations. Standex designates its interest rate swaps as cash flow hedge instruments, whose recorded value in the consolidated balance sheet approximates fair market value. The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the quarter ended December 31, 2002, the Company completed an assessment of the cash flow hedge instruments and determined these hedges to be highly effective. The Company also determined the fair market value of its interest rate swap. The change in value, adjusted for any inefficiency, was recorded to other comprehensive income and the related derivative liability. For the quarter ended December 31, 2002 the increase in value totaled $137,000 and the ineffective portion of the hedge was immaterial.

15.  Acquisitions

  The Company purchased, as of September 30, 2002, substantially all the assets of Cincinnati, Ohio-based CIN-TRAN, Inc. a manufacturer of custom UL/CSA approved low-frequency transformers. In December, 2002 Millennium Molds, a repairer of injection molds, was acquired. The combined purchase price of these acquisitions was $1.6 million, and their combined revenues totaled approximately $4.3 million. The first acquisition will be fully integrated with Standex Electronics, and the latter acquisition will become part of Standex Engraving. Both acquisitions are part of the Company's Focused Diversity strategy to seek bolt-on acquisitions for growth platform companies.


                     STANDEX INTERNATIONAL CORPORATION


                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Statements contained in the following "Management's Discussion and Analysis" that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "assume," "continue," or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company's business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired. These factors include uncertainties in competitive pricing pressures or marketing of new products, failure to achieve the Company's acquisition, disposition and restructuring goals in the anticipated timeframe, unforeseen volatility in financial markets, general domestic and international business and economic conditions, significant changes in domestic and international fiscal policies or tax legislation and market demand.

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash Flow

During the first six months of fiscal 2003 operating activities generated $20.7 million in cash flow, almost identical to the $20.6 million for the comparable period in fiscal 2002. The Company redeployed those resources by investing $4.0 million in plant and capital equipment while returning $5.1 million to shareholders through cash dividends and reducing net debt by $14.8 million. Capital expenditures declined by $3.2 million as compared to the first six months of last year as the Company reacted to the downturn in the economy. Capital expenditures are expected to total less than $10 million for the current fiscal year.

In addition to measuring the cash flow generation or usage based upon operating, investing, and financing classifications included in the Condensed Consolidated Statement of Cash Flows, the Company also measures free cash flow. Free cash flow is defined as cash flow from operating activities less capital expenditures and acquisitions. The Company generated free cash flow of $15.1 million in the first six months of fiscal 2003 compared with $13.4 million in the same period of fiscal 2002.

Capital Structure

The following table sets forth the Company's capitalization at December 31 and June 30, 2002:

                                       December 31       June 30
 Short-term debt                          $  1,851      $ 82,221
 Long-term debt                            118,531        50,087
  Total Debt                               120,382       132,308
 Less cash                                  10,929         8,092
  Total net debt                           109,453       124,216
 Stockholders' equity                      184,080       178,432
 Total capitalization                     $293,533      $302,648

The Company's net debt decreased by $14.8 million to $109.5 million at December 31, 2002. The Company's net debt to capital percentage is 37.3% at December 31, 2002 down from 41.0% at June 30, 2002.

In October 2002, the Company completed a private placement of $25 million aggregate principal amount of 5.94% Senior Notes due October 17, 2012. The Notes are unsecured and carry an average life of approximately seven years. Proceeds were used to repay debt and for general working capital purposes.

In February 2003 the Company entered into a 3-year, $130 million revolving credit facility (RCF) replacing the existing facility which was to expire in May 2003. Proceeds under the agreement may be used for general corporate purposes or to provide financing for acquisitions. The agreement contains certain covenants including limitations on indebtedness and liens. Borrowings under the agreement bear interest at a rate equal to the sum of a base rate or a Eurodollar rate, plus an applicable percentage based on the Company's consolidated leverage ratio, as defined by the agreement. Borrowings under the agreement are not collateralized. The facility will expire in February 2006.

The Company has $43.7 million in unsecured short-term borrowings. Since these may be refinanced by the Company on a long-term basis under the new revolving credit agreement, the short-term borrowings, which are not expected to be paid within a year, are classified as long-term debt.

OPERATIONS

                      Quarter Ended December 31, 2002
            As compared to the Quarter Ended December 31, 2001

Summary

Net sales for the quarter ended December 31, 2002 were $149.2 million, essentially the same amount as the same quarter in fiscal 2002. The effect, on net sales, of changes in the average foreign exchange rates was not significant.

Net earnings of $3.5 million were down 44% from the comparable quarter in fiscal 2002. Negatively impacting earnings were several one-time charges which included the costs associated with the restructuring and realignment program and the expenses associated with the retirement of two senior executives. These were partially off-set by the sale of a manufacturing facility in the UK. The effective tax rate for the quarter was 38.0% versus 38.5% last year.

The performance of the Industrial and Food Service Segments were flat as compared to the prior year. However, the Consumer segment was negatively impacted by weak consumer demand, softer than expected holiday sales and higher marketing expenses required to launch a new product and to strengthen mailing lists. The Consumer Segment shortfall depressed operating income by $2.5 million.

Industrial Segment

Sales for the Industrial Segment were $85.7 million versus $83.0 million last year. The improvement was the result of strengthening in the engraving business due to an increase in orders from automotive customers, a good performance from the aerospace and energy businesses and continued level of activity in the HVAC business. However, the capital equipment-related products continued to experience weak demand.

The gross profit margin remained steady at 31%, and overhead expenses were in line with the sales increase. Operating income rose four percent. Backlog, an important indicator of the future of this group, was 20% higher than last year.

Food Service Segment

Sales were flat for this segment for the second fiscal quarter at $32.6 million. Early signs have appeared that the markets for the food service industry have begun to firm up. The Company believes that several drugstore and quick-service restaurant customers, which are supplied by the Food Service Segment, have begun to plan for an increased number of new store openings in the next twelve months. However, some customers continue to be cautious about increasing their capital expenditures.

A decline from 30% to 26% in gross profit margin was experienced by this group due to a change in product mix to lower-margin products and to the disruption and duplicate expenses related to the transfer of USECO's manufacturing operations to the Master-Bilt facility. Cost cutting partially off-set the gross margin decrease, and resulted in a reduction in operating income of over $400,000.

Backlog for the group is up over 20% versus prior year. Historically the second and third quarters are the slowest for this segment. The first and fourth fiscal quarters are the prime construction periods for many customers. The market activity at that time will lead to a better assessment of the recovery of the food service industry and its ability to grow.

Consumer Segment

Sales for this segment were down ten percent ($30.9 million versus $34.4 million), while operating income dropped by almost $2.5 million. The results of the mail order business were negatively impacted by weak consumer demand and the shorter holiday gift season; higher marketing expenses were incurred to reach new customers, but did not yield the expected results. The bookstore and publishing businesses also experienced weak consumer and church customer demand through-out the quarter. Additionally, marketing expenses increased in the publishing unit due to the launch of a new product.

The sales volume decline registered a $1.6 million drop in gross profit, a decrease in gross margin of $350,000 and increased overhead expenses (primarily marketing) of $550,000 resulted in a fall in operating income of $2.5 million.

Increased cost reduction activity is being reviewed for implementation beginning in the third quarter.

Restructuring

The restructuring program is progressing on plan. Expenses for the quarter were $115,000 reflecting the completion of the integration of USECO manufacturing activities into the Master-Bilt operations during the quarter. This represents the first significant step of the restructuring program and is expected to yield savings due to lower labor costs and leveraging of fixed cost infrastructure. In addition, the electronics division has initiated the consolidation of the recent CIN-TRAN, Inc. acquisition by relocating manufacturing activities to Mexico and Canada.

Other Expense, Net

During the current quarter, the Chief Executive Officer and the Executive Vice President/Operations elected early retirement. As participants in certain executive life insurance plans, they were entitled to certain plan-specified benefits. The charges related to these benefits include costs that previously were being amortized to an anticipated retirement age of 65, the net present value of a conversion feature and a retirement bonus. The majority of these benefits will be paid over the next ten years, and, accordingly, the total benefits have been discounted to their present value of $5.6 million, which is included in the caption "Other expenses, net" in the Condensed Statements of Consolidated Income.

Also included in this caption is a gain ($4.3 million) on the sale of a manufacturing facility of a UK subsidiary which was completed in October, 2002. The sale is part of the Company's realignment strategy.

Corporate

This segment increased its expenses by $820,000 for the quarter. This included several items such as one time duplicate salaries of $350,000, the cost of the annual Management Conference ($228,000) which was not held last year due to the September 11th terrorists' attack and net divisional expenses intentionally not allocated to the divisions ($148,000).


                    Six Months Ended December 31, 2002
           As compared to the Six Months Ended December 31, 2001

Summary

Net sales for the current six months of $296.4 million were slightly more (1%) than the same period in the prior year primarily due to an extra month of European sales of approximately $4.4 million. The inclusion of the extra month's sales was due to an accounting change whereby the Company conformed the accounting year of its non-U. S. operations to the Standex June 30th fiscal year end. Excluding the extra month's sales, sales decreased marginally by one-half of one percent. The effect on net sales of changes in the average foreign exchange rates was not significant.

Net earnings of $8.2 million as compared to the prior year's $11.9 million (before a cumulative effect of a change in accounting principle) reflects the comments noted above in the discussion of the second quarter and the inclusion of one million dollars in restructuring charges. A combination of more income in lower taxed countries (particularly in the first quarter) and the Company's tax strategies in the current fiscal year yielded a somewhat lower effective tax rate of 38.0% versus 39.5% last year.

As indicated above, the Company recorded a charge of $3.8 million in the prior year representing the cumulative effect of a change in accounting principle. The change related to the Company's adoption of Statement of Financial Accounting Standard (SFAS) No.142 effective July 1, 2001.

Industrial Segment

The Industrial Segment sales for the latest six-month period were $6.2 million higher than the comparable period last year. The impact of the extra month's sales ($3.3 million) for this segment's European divisions and the improvement noted above in the quarter's discussion accounted for the increase. Gross profit margins were about the same as the prior year, and expenses were in line with the sales increase. Operating income increased by just over two percent.

Food Service Segment

Net sales of this segment were $1.6 million more than in the six months ended December 31, 2001. The extra month's European sales of $1.1 million accounted for the majority of the increase. A small decline in gross profit margin reflects the comments in the quarterly discussion above. Also as noted above, cost cutting partially off-set the gross margin decrease, and resulted in a $500,000 reduction in operating income.

Consumer Segment

A decrease in sales of almost nine percent (to $52.2 million) in this segment reflects the comments noted above in the second quarter discussion. Although the gross profit margin was unchanged from the prior year, the volume decline and increased expenses, as detailed above, reduced operating income by $3.5 million as compared to the same six month period last year.

Restructuring and Other expense, net

As noted above restructuring charges totaled one million dollars to date in the fiscal year. The Company's restructuring program is progressing on plan.

Also as noted above, the caption "Other expense, net" includes retirement charges of $5.6 million and the gain on the sale of UK property of $4.3 million.

Corporate

The Corporate Segment incurred $1.6 million more in expenses in the current six months than in the same period last year. Similar to the current quarter's expenses noted above, these included many items some of which were duplicate salaries of $400,000, a reduction in the Corporate pension credit of $343,000, the cost of the annual Management Conference ($269,000) which was not held last year due to the September 11th terrorists' attack and net divisional expenses of $203,000 intentionally not allocated to the divisions.

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


ACQUISITIONS

The Company purchased, as of September 30, 2002, substantially all the assets of Cincinnati, Ohio-based CIN-TRAN, Inc. a manufacturer of custom UL/CSA approved low-frequency transformers. In December, 2002 Millennium Molds, a repairer of injection molds, was acquired. The combined purchase price of these acquisitions was $1.6 million, and their combined revenues totaled approximately $4.3 million. The first acquisition will be fully integrated with Standex Electronics, and the latter acquisition will become part of Standex Engraving. Both acquisitions are part of the Company's Focused Diversity strategy to seek bolt-on acquisitions for growth platform companies.


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

Allowance for Bad and Doubtful Accounts

The Company's recognition of revenue from sales to its customer base is impacted by the financial viability of its customers. At the time the Company recognizes revenue, upon product shipment, measurement of those sales are reduced by an estimate of customer non-payment, and the measurement of accounts receivable is also reduced by the same amount. Currently, the net accounts receivables balance of $85.3 million is about 21% of total assets, and the reserve of $5.7 million is about 6.3% of gross accounts receivable.

For each of the Company's divisions, a historical correlation exists between the amount of sales made and the amount of bad debt. The greater sales level, the more bad debt is expected. For each of the Company's divisions, the Company monitors the levels of sales and receivables turnover and aging as part of its effort to reach an appropriate accounting estimate for bad debts. In estimating a bad debt reserve, the Company analyzes historical write-offs, current credit sales aging, current economic trends, changes in customer base, and recovery of bad debts.

In recent years, as a result of a combination of the factors described above, the bad debt reserve has been increased to reflect the estimated valuation of gross receivables. It is possible that a large customer could default; however, no customer represents more than 3% of receivables. Estimating an allowance for doubtful accounts requires significant management judgment. In addition, different reserve estimates that reasonably could have been used would have had a material impact on reported receivable balances and thus have had a material impact on the presentation of the results of operations. For those reasons, since receivables balances are a material part of its balance sheet, and the majority of its sales are on a credit basis, the Company believes that the accounting estimate related to bad debts is a critical accounting estimate.

Inventory Obsolescence

A significant portion of the Company's assets (about 22%) are in the form of inventories in the various industries in which it operates. The Company's profitability and viability is highly dependent on the demand for products in the food service, consumer and industrial segments. An imbalance between purchasing, production levels and sales, could cause obsolescence and loss of competitive price advantage and market share. The Company's diversity and the various markets in which it participates somewhat mitigates this risk. The Company reduces its inventory valuation by its estimate of the portion which might remain unsold, and recognizes an expense of this same amount which is classified within cost of sales in the statement of operations.

For its products, a historical correlation exists between the rate of inventory turnover and the levels of inventory. For each of its products, the Company monitors the levels of product sales and inventory at the division level as part of its effort to reach an appropriate accounting estimate of obsolescence reserves. In estimating impairment, the Company analyzes historical returns, current inventory levels, current economic and industry trends, changes in consumer demand, introduction of new competing products and acceptance of its products. As a result of a combination of the factors described above, the reserves for inventory obsolescence were materially increased in the last fiscal year. In addition, different reserve estimates that the Company reasonably could have used would have had a material impact on reported net inventory and cost of sales, and thus have had a material impact on the presentation of the results of operations. For those reasons, the Company believes that the accounting estimate related to inventory obsolescence is a critical accounting estimate.

Income Taxes

The Company's estimate of current year tax expense and accrual, and recognition of a deferred tax liability ($19 million at December 31, 2002) follows the provisions of SFAS No. 109.

The Company provides for potential tax contingencies arising from routine audits by revenue taxing agencies. Its estimate is based on historical evidence as well as expert advice from its tax advisors. It is reasonably possible to assume that actual amounts payable as a result of such audits could differ from that accrued in the financial statements.

Workers' Compensation Accrual

The Company is self-insured for workers' compensation at the majority of its divisions, and evaluates its accrual on a monthly basis. The accrual is adjusted monthly based on actual claims experience. Management believes, and past experience has confirmed, that total service fee savings for the Company outweigh certain financial risks incurred by self-insurance of workers' compensation. Accounting standards require that a related loss contingency be recognized as part of the Company's financial position. The accrual as of December 31, 2002, was $5.5 million, of which approximately $3.7 million relates to the future liability for incidents which have already occurred but not yet reported.

The Company believes that the accounting estimate related to the assessment of future liability for current work-related injuries is a critical accounting estimate because it is highly susceptible to change from period to period due to the requirement that Company management make assumptions about future costs of claims based on historical costs.

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

Goodwill Impairment

The Company adopted SFAS No. 142, "Goodwill and Other Intangibles" effective July 1, 2001. In accordance with this SFAS, the Company evaluated its carrying value of goodwill on a division by division basis at both December 31, 2001 and June 30, 2002. As a result of the initial evaluation an impairment charge of $3.8 million was recorded in fiscal 2002. The Company's carrying value of goodwill at December 31, 2002, was $36.5 million and relates to several divisions and industries. All of these divisions and industries are subject to changes in markets, processes and products which could impact the carrying value of the division and its goodwill. The valuation of these divisions is a critical accounting policy since the reduction in value in any one division could have a significant impact on the financial statements of the Company.

Pension and Other Postretirement Benefits

The Company records pension and other postretirement benefit costs in accordance with SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and performance of plan assets. The primary assumptions relate to discount rate, expected return on plan assets, rate of compensation increase, health care cost trend, and amortization of gains and (losses). While the Company believes that the assumptions used are appropriate, significant differences in the actual experience or significant changes in the assumptions may have a material impact on its results of operations and financial position.

Adoption of SFAS Nos. 144, 145 and 146

Effective July 1, 2002, the Company adopted SFAS Nos. 144, 145 and 146. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets including discontinued operations. The impact of the adoption of SFAS No. 144 was not significant.

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

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The SFAS requires that a liability for cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company announced in October 2002, that restructuring charges in the range of $11 to $12 million (pre tax) would be recorded over the next 18 months (see below). If this SFAS had not been adopted, these charges would have been recorded in full in the current six month period instead of the $1.0 million (pre tax) which was recorded.

New Accounting Pronouncements

In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." This SFAS will not apply to the Company.

Restructuring

In October 2002 the Company announced it was incurring restructuring charges over the next eighteen months in the amount of $11 to $12 million before taxes. The restructuring plan involves the (1) disposal, closing or elimination of certain under-performing and unprofitable operating plants, product lines, manufacturing processes and businesses; (2) realignment and consolidation of certain marketing and distribution activities; and (3) other cost containment actions, including selective personnel reductions. The charges will be recorded in the Condensed Statements of Consolidated Income under the caption "Restructuring costs." The components of the estimated charges include involuntary employee severance and benefits costs totaling $4,772,000, asset impairments of $1,773,000 and shutdown costs of $4,812,000.

The restructuring will consist of a series of initiatives that are expected to yield significant savings and individual pay backs in the range of 12 to 24 months. In addition, the Company anticipates generating cash by selling underutilized facilities to fund a significant portion of the restructuring.

The Company has early adopted SFAS No. 146 (described above), and, accordingly, these charges will be recorded generally when a liability is incurred or a severance plan is initiated. At December 31, 2002, $1.0 million (pre tax) of the charges had been incurred. See the notes to condensed consolidated financial statements for details of these charges.


    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company mitigates certain of its foreign currency exchange rate risk by entering into forward foreign currency contracts. These contracts are primarily used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes. The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts. However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability. Due to the absence of forward foreign currency contracts at December 31, 2002, the Company did not have any fair value exposure.

There have been no significant changes in the exposure to changes in both foreign currency and interest rates from June 30, 2002 to December 31, 2002.


                     ITEM 4.  CONTROLS AND PROCEDURES

The management of the Company including Mr. Roger L. Fix as Chief Executive Officer and Mr. Christian Storch as Chief Financial Officer have evaluated the Company's disclosure controls and procedures. Under the rules promulgated by the Securities Exchange Commission, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports issued or submitted by it under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, it was determined that such controls and procedures were effective as of January 30, 2003 the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after January 30, 2003, the date of the conclusion of the evaluation of disclosure controls and procedures.


                        PART II.  OTHER INFORMATION


       ITEM 4.  Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of stockholders of the Company was held on October 29, 2002. Two matters were voted upon at the meeting: the election of directors and the approval of the appointment of independent auditors of the Company.

     The name of each director elected at the meeting and the number of votes cast as to each matter are as follows:

Proposal I (Election of Directors)

    Nominee                   For                     Withheld
    John Bolten, Jr.           7,938,935              2,464,934
    Roger L. Fix              10,045,518                358,351
    Daniel B. Hogan, Ph.D.    10,035,613                368,256
    David R. Crichton         10,027,459                376,410

Proposal II (To Approve the Selection of Deloitte & Touche LLP as
Independent Auditors)

    For         Against         Abstain               No Vote
    9,813,763   569,814         20,292                  -0-

                 ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    10 (a)  Consulting Agreement between the Company and
            Edward J. Trainor dated December 31, 2002*

    10 (b)  Consulting Agreement between the Company and
            David R. Crichton dated December 31, 2002*

    99 (a) Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99 (b) Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     The Company filed one report on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2002. The Form 8-K was filed on October 24, 2002, announcing the Company's strategic realignment and restructuring program.

     *  Management contract or compensatory plan or arrangement.



                     ALL OTHER ITEMS ARE INAPPLICABLE



                     STANDEX INTERNATIONAL CORPORATION



                            S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STANDEX INTERNATIONAL CORPORATION


Date:  February 11, 2003           /s/Robert R. Kettinger
                                      -----------------------
                                      Robert R. Kettinger
                                      Corporate Controller


Date:  February 11, 2003           /s/Christian Storch
                                      -----------------------
                                      Christian Storch
                                      Vice President/CFO


                               CERTIFICATION


I, Roger L. Fix, certify that:

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

     Date:  February 11, 2003   /s/ Roger L. Fix
                                    --------------------------
                                    Roger L. Fix
                                    President/CEO


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

     Date:  February 11, 2003   /s/ Christian Storch
                                    --------------------------
                                    Christian Storch
                                    Vice President/CFO