Form 10-K/A
STANDEX INTERNATIONAL CORP/DE/
filed 2003-04-08
CIK 310354

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K/A

[x] AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002Commission File Number 1-7233


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

     This Amendment No. 2 to the Standex International Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (the "Form 10-K") is being filed for the purpose of including the Independent Auditors' Report from Deloitte & Touche dated August 15, 2002 (the "Report") in the version filed electronically with the Securities and Exchange Commission. The Report was inadvertently excluded from the electronic filing of the Form 10-K, although it was included in all manual filings and in the printed version mailed to stockholders on or about September 18, 2002. No other changes are being made by means of this filing.

     The Registrant hereby amends its previously filed version of its Annual Report on Form 10-K to include the Report attached hereto and incorporated in the Form 10-K for the fiscal year ended June 30, 2002 by this reference.

SIGNATURES

    Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex
International Corporation and in the capacities indicated on April 8, 2003:


                        STANDEX INTERNATIONAL CORPORATION
                        (Registrant)


                        By: /s/ROGER L. FIX
                        Roger L. Fix
                        President/Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on April 8, 2003:

    Signature                Title

/s/ ROGER L. FIX        President/Chief Executive Officer
Roger L. Fix

/s/ CHRISTIAN STORCH    Vice President/Chief Financial Officer
Christian Storch

/s/ ROBERT R. KETTINGER Corporate Controller
Robert R. Kettinger     (Chief Accounting Officer)





INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
Stockholders of STANDEX
INTERNATIONAL CORPORATION
Salem, New Hampshire


We have audited the accompanying consolidated balance sheets of Standex International Corporation and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(ii). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Standex International Corporation and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the notes to the financial statements, on July 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

/s/  DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Boston, Massachusetts

August 15, 2002

                                 48