Form 10-Q
period 2003-03-31
STANDEX INTERNATIONAL CORP/DE/
filed 2003-05-14
CIK 310354

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            Commission File Number 1-7233
March 31, 2003


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

  The number of shares of Registrant's Common Stock outstanding on March 31, 2003 was 12,004,457.



                    STANDEX INTERNATIONAL CORPORATION


                                I N D E X


                                                             Page No.
PART I.   FINANCIAL INFORMATION:

Item 1.
 Condensed Statements of Consolidated Income
   for the Three and Nine Months Ended
   March 31, 2003 and 2002                                       2

 Condensed Consolidated Balance Sheets,
   March 31, 2003 and June 30, 2002                              3

 Condensed Statements of Consolidated Cash Flows
   for the Nine Months Ended March 31, 2003 and 2002             4

 Notes to Condensed Consolidated Financial Statements         5-11

Item 2.
 Management's Discussion and Analysis of
   Financial Condition and Results of Operations             12-20

Item 3.
 Quantitative and Qualitative Disclosures About Market Risk     21

Item 4.
 Controls and Procedures                                        21


PART II.  OTHER INFORMATION

 Not applicable                                                 22


                         PART I.  FINANCIAL INFORMATION
                        STANDEX INTERNATIONAL CORPORATION
                   Condensed Statements of Consolidated Income
                      (In thousands, except per share data)

                                            Three Months Ended      Nine
Months Ended
                                               March 31
March 31
                                         2003          2002           2003      2002
Net sales                             $137,683      $136,865      $434,072  $430,502
Cost of sales                           94,959        93,468       294,538   288,681
Gross profit                            42,724        43,397       139,534   141,821
Operating Expenses:
  Selling, general and
     administrative expenses            37,403        35,821       115,248   110,233
  Other expense, net                         -             -         1,306         -
  Restructuring/Asset Impairment         2,171             -         3,200         -
      Total operating expenses          39,574        35,821       119,754   110,233
Income from operations                   3,150         7,576        19,780    31,588
Interest expense                       (1,824)       (2,070)       (5,295)   (6,618)
Other, net                                  49          (11)            40       151
Income before income taxes               1,375         5,495        14,525    25,121
(Credit)/Provision for income taxes      (166)         1,906         4,831     9,656
Income before cumulative effect of
   a change in accounting principle      1,541         3,589         9,694    15,465
Cumulative effect of a change in
accounting principle                        -             -             -    (3,779)
Net income                              $1,541        $3,589        $9,694   $11,686



Earnings per share: (before cumulative
 effect of a change in accounting
 principle):
 Basic                                    $.13          $.29          $.80     $1.27
 Diluted                                  $.13          $.29          $.80     $1.26

Earnings per share: (after cumulative
  effect of a change in accounting
  principle):
    Basic                                 $.13          $.29          $.80      $.96
 Diluted                                  $.13          $.29          $.80      $.95

Cash dividends per share                  $.21          $.21          $.63      $.63

See notes to condensed consolidated financial statements.

                        STANDEX INTERNATIONAL CORPORATION
                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                              March 31     June 30
                                                  2003        2002
ASSETS
Current assets
 Cash and cash equivalents                        $13,055           $8,092
 Receivables, net                                  82,036           93,219
 Inventories                                       90,325           92,931
 Prepaid expenses                                   7,458            4,570
    Total current assets                          192,874          198,812

Property, plant and equipment                     278,768          273,630
 Less accumulated depreciation                    169,582          160,738
    Property, plant and equipment, net            109,186          112,892

Other assets
 Prepaid pension cost                              48,649           47,405
 Goodwill, net                                     37,130           36,250
 Other                                             19,342           10,680
    Total other assets                            105,121           94,335

      Total                                      $407,181         $406,039

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Short-term borrowings and current portion
    of long-term debt                              $1,536          $82,221
 Accounts payable                                  34,762           35,209
 Income taxes                                       1,508            1,221
 Accrued expenses                                  37,792           36,128
    Total current liabilities                      75,598          154,779

Long-term debt (less current
  portion included above)                         114,829           50,087

Deferred income taxes and other liabilities        31,396           22,741

Stockholders' equity
 Common stock                                      41,976           41,976
 Additional paid-in capital                        12,447           12,075
 Retained earnings                                386,656          384,589
 Unamortized value of restricted stock              (104)            (655)
 Accumulated other comprehensive loss             (2,549)          (8,473)
 Treasury shares                                (253,068)        (251,080)
    Total stockholders' equity                    185,358          178,432
      Total                                      $407,181         $406,039

See notes to condensed consolidated financial statements.

                        STANDEX INTERNATIONAL CORPORATION
                 Condensed Statements of Consolidated Cash Flows
                                 (In thousands)

                                                          Nine Months Ended
                                                               March 31
                                                            2003     2002


Cash flows from operating activities:
 Net income                                              $9,694   $11,686
 Cumulative effect of a change in
     accounting principle                                     -     3,779
 Depreciation and amortization                           10,157     9,847
 Net changes in operating assets and liabilities         10,368     8,290
    Net cash provided by operating activities            30,219    33,602

Cash flows from investing activities:
 Expenditures for property and equipment                (5,982)   (9,133)
 Expenditures for acquisitions                          (1,599)         -
 Proceeds from sale of real estate                        5,293         -
 Other                                                      521       167
    Net cash used for investing activities              (1,767)   (8,966)

Cash flows from financing activities:
 Repayment of debt                                     (40,943)   (7,576)
 Proceeds from additional borrowings                     25,000       962
 Cash dividends paid                                    (7,627)   (7,593)
 Reacquisition of shares-open market                          -      (22)
   Reacquisition of shares-stock incentive
     programs and employees                             (3,399)   (5,088)
 Other, net                                               2,336     2,756
    Net cash used for financing activities             (24,633)  (16,561)

Effect of exchange rate changes on cash                   1,144      (66)

Net change in cash and cash equivalents                   4,963     8,009

Cash and cash equivalents at beginning of year            8,092     8,955

Cash and cash equivalents at March 31                   $13,055   $16,964


Supplemental disclosure of cash flow information:
 Cash paid during the nine months for:
    Interest                                             $4,852    $7,019
    Income taxes                                         $4,544    $8,158


See notes to condensed consolidated financial statements.


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Management Statement

  The financial statements as reported in this Form 10-Q reflect all adjustments (including those of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of results for the three and nine months ended March 31, 2003 and 2002.

  These financial statements should be read in conjunction with the Annual Report on Form 10-K, and in particular, the audited financial statements for the fiscal year ended June 30, 2002.
  Accordingly, footnote disclosures that would substantially duplicate the disclosures contained in the latest audited financial statements have been omitted from this filing.

2.   Non-U.S. Adjustment

  In July 2002, the Company conformed the year end of its non-U.S. operations which had previously reported on a one month lag. An additional month of sales of $4.4 million were included in the nine months ended March 31, 2003 as a result of this conformation of year end.

3.   Inventories

  Inventories at March 31, 2003 and June 30, 2002 are comprised of
  (in thousands):

                                          March 31      June 30
          Raw materials                    $34,788      $33,257
          Work in process                   19,244       21,779
          Finished goods                    36,293       37,895
              Total                        $90,325      $92,931


4.   Debt

  Debt is comprised of (in thousands):
                                         March 31      June 30
                                             2003         2002

         Bank credit agreements           $41,175      $74,732
          Institutional investors
          5.94% to 7.13% (due 2003-2012)   71,428       53,571
          Other 3.0% to 4.85%
          (due 2003-2018)                   3,762        4,005
              Total                       116,365      132,308
         Less current portion               1,536       82,221
            Total long-term debt         $114,829      $50,087

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

  On February 7, 2003, the Company entered into a 3-year, $130 million revolving credit facility (RCF) replacing the existing facility which was to expire in May 2003. Proceeds under the agreement may be used for general corporate purposes or to provide financing for acquisitions. At March 31, 2003, the Company had available $90 million under this facility. The agreement contains certain covenants including limitations on indebtedness and liens. Borrowings under the agreement bear interest at a rate equal to the sum of a base rate or a Eurodollar rate, plus an applicable percentage based on the Company's consolidated leverage ratio, as defined by the agreement. The effective interest rate would have been 2.4% if there had been borrowings under the agreement on the date the agreement was signed. Borrowings under the agreement are not collateralized. The facility will expire in February 2006.

  Debt is due as follows by fiscal year: 2003, $1,278,000; 2004, $7,502,000; 2005, $7,143,000; 2006, $47,142,000; 2007,
  $3,571,000; and thereafter, $49,729,000.


5.   U.S. Pension Plan Credits

  In the fiscal year ended June 30, 2002, the Company recorded a net pension credit of $2.9 million for its defined benefit U.S.
  pension plans. The Company expects to report a pension credit of approximately $770,000 in the current fiscal year.

6.   Earnings Per Share Calculation

  The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                              Three Months Ended  Nine Months Ended
                                    March 31           March 31
                                2003      2002     2003      2002

   Income before cumulative
    effect of a change in
    accounting principle      $1,541    $3,589    $9,694  $15,465
   Cumulative effect of a
    change in accounting
    principle                      -         -         -  (3,779)
      Net income              $1,541    $3,589    $9,694  $11,686

  Basic - Average Shares
    Outstanding               11,998    12,107    12,055   12,130
   Effect of Dilutive
    Securities-Stock Options      77       209       133      179
  Diluted - Average Shares
    Outstanding               12,075    12,316    12,188   12,309


  Earnings per share (before
   cumulative effect of a change
   in accounting principle):
     Basic                    $0.13     $0.29     $0.80    $1.27
     Diluted                  $0.13     $0.29     $0.80    $1.26

  Earnings per share (after
   cumulative effect of a change
   in accounting principle):
     Basic                    $0.13     $0.29     $0.80    $0.96
     Diluted                  $0.13     $0.29     $0.80    $0.95

  Cash dividends per share have been computed based on the shares outstanding at the time the dividends were paid. The shares (in thousands) used in this calculation for the three and nine months ended March 31, 2003 and 2002 were as follows:

                                         2003      2002
            Quarter                    11,980    12,021
            Year-to-date               12,106    12,053

7.Adoption of SFAS Nos. 144, 145, 146 and 148

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

  SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (including Certain Costs Incurred in a Restructuring)." The SFAS requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The Company announced in October 2002 that restructuring charges in the range of $11 to $12 million (pre-tax) would be recorded over the next 18 months (see below). If this SFAS had not been adopted, a significant portion of these charges would have been recorded in the current nine month period instead of the $3.2 million (pre tax) which has been recorded.

  In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure," which amends the transition and disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock - Based Compensation." Statement 148 provides methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company adopted the interim period disclosure provisions of Statement 148 this quarter. The adoption of Statement 148 had no effect on the Company's financial condition or results of operations.

8.   Other Expenses, Net

  During the current nine month period, the Chief Executive Officer and the Executive Vice President/Operations elected early retirement. As participants in certain executive life insurance plans, they were entitled to certain plan-specified benefits.
  The charges related to these benefits include costs that previously were being amortized to an anticipated retirement age of 65, the net present value of a conversion feature and a retirement bonus. The majority of these benefits will be paid over the next ten years, and, accordingly, the total benefits have been discounted to their present value of $5.6 million, which is included in the caption "Other expenses, net" in the Condensed Statements of Consolidated Income.

  Also included in this caption is a gain ($4.3 million) on the sale of a manufacturing facility of a UK subsidiary which was completed in October 2002. The sale is part of the Company's realignment strategy.

9.   Restructuring/Asset Impairment

  In October 2002, the Company announced it was incurring restructuring charges over the next eighteen months in the amount of $11 to $12 million before taxes. The restructuring plan involves the (1) disposal, closing or elimination of certain under-performing and unprofitable operating plants, product lines, manufacturing processes and businesses; (2) realignment and consolidation of certain marketing and distribution activities; and (3) other cost containment actions, including selective personnel reductions. The charges will be recorded in the Condensed Statements of Consolidated Income under the caption "Restructuring costs." The components of the total estimated charges include involuntary employee severance and benefits costs totaling $4,772,000, asset impairments of $1,773,000 and shutdown costs of $4,812,000.

  The Company has early adopted SFAS No. 146 (described above), and, accordingly, these charges will be recorded generally when a liability is incurred or a severance plan is initiated. A summary of the charges is as follows (in thousands):

                                Three Months Ended March 31, 2003
                     Involuntary
                        Employee
                       Severance
                             and
                        Benefits        Asset   Shutdown
                           Costs   Impairment      Costs    Total

     Cash expended           $750          $-       $121      $871
     Accrued/Non-Cash         618         682          -     1,300
      Total expense        $1,368        $682       $121    $2,171


                                Nine Months Ended March 31, 2003
                     Involuntary
                        Employee
                       Severance
                             and
                        Benefits       Asset   Shutdown
                           Costs  Impairment      Costs     Total

     Cash expended           $849       $  -        $345    $1,194
     Accrued/Non-Cash       1,324        682           -     2,006

      Total expense        $2,173       $682        $345    $3,200

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

11.  Accumulated Other Comprehensive Loss

  The change in accumulated other comprehensive loss is as follows
  (in thousands):

                               Three Months Ended  Nine Months
Ended
                                    March 31            March 31
                                2003       2002      2003      2002
   Accumulated other
     comprehensive loss -
     beginning               $(4,698)  $(10,216)   $(8,473)  $10,134)
   Foreign currency
     translation adjustment     2,002      (303)      5,539     (605)
   Change in fair market
     value of interest rate
     swap agreements              147        479        385       699
   Accumulated other
     comprehensive loss at
     March 31                $(2,549)  $(10,040)   $(2,549) $(10,040)

12.  Income Taxes

  A reconciliation of the U.S. Federal income tax rate to the effective income tax rate is as follows:

                                Three Months Ended   Nine Months Ended
                                    March 31             March 31
                                  2003     2002       2003     2002

  Statutory tax rate              35.0%     35.0%      35.0%    35.0%
  Non-U.S.                         3.8%    (3.4)%      0.9%     0.3%
  State taxes                     (4.8)%    2.8%       2.9%     2.9%
       Other including change
    in contingency               (46.1)%    0.3%      (5.5)%    0.2%

  Effective income tax rate      (12.1)%   34.7%      33.3%    38.4%

  As part of the Company's tax planning strategies, a multi-year
  R&D (research and development) tax credit project was completed in the third quarter. As a result, the Company amended its filed Federal and state tax returns for 1997 to 2001 and claimed an R&D tax credit in its fiscal year 2002 filing. Based on these tax returns, benefits, net of associated project costs, of up to $2 million could be realized for these fiscal years. In the current quarter, $560,000 was recorded to reflect the appropriate year-to-date benefit for this fiscal year.

  The tax benefits of the amended returns will be recorded when the actual benefits become more certain. In addition, as a result of this project, future effective tax rates could improve to the benefit of the Company.

13.  Industry Segment Information

  The Company is composed of three business segments. Net sales include only transactions with unaffiliated customers and include no intersegment sales. Operating income by segment excludes general corporate expenses, and interest expense and income.
                                             Net Sales
                              Three Months Ended     Nine Months
Ended
                                  March 31              March 31
     Segment                 2003       2002        2003       2002
     Food Service         $33,362    $32,462    $103,921   $101,416
     Industrial            79,964     76,869     253,614    244,352
     Consumer              24,357     27,534      76,537     84,734
     Total               $137,683   $136,865    $434,072   $430,502

                                        Income From Operations
                               Three Months Ended  Nine Months Ended
                                   March 31              March 31
     Segment                 2003       2002        2003       2002
     Food Service          $1,727     $1,915      $6,469    $7,154
     Industrial             6,506      6,466      27,400    26,909
     Consumer                 119      1,688         632     5,558
     Restructuring/
        Asset Impairment  (2,171)          -     (3,200)         -
     Other expense, net         -          -     (1,306)         -
     Corporate            (3,031)    (2,493)    (10,215)   (8,033)
     Total                 $3,150     $7,576     $19,780   $31,588


14.  Derivative Instruments and Hedging Activities

  Standex manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rate debt to reduce certain exposures to interest rate fluctuations. Standex designates its interest rate swaps as cash flow hedge instruments, whose recorded value in the consolidated balance sheet approximates fair market value. The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the quarter ended March 31, 2003, the Company completed an assessment of the cash flow hedge instruments and determined these hedges to be highly effective. The Company also determined the fair market value of its interest rate swap. The change in value, adjusted for any inefficiency, was recorded to other comprehensive income and the related derivative liability. For the quarter ended March 31, 2003 the increase in value totaled $147,000 and the ineffective portion of the hedge was immaterial.

15.  Acquisitions

  The Company purchased, as of September 30, 2002, substantially all the assets of Cincinnati, Ohio-based CIN-TRAN, Inc. a manufacturer of custom UL/CSA approved low-frequency transformers. In December 2002, Millennium Molds, a repairer of injection molds, was acquired. The combined purchase price of these acquisitions was $1.6 million, and their combined revenues totaled approximately $4.3 million. The first acquisition will be fully integrated with Standex Electronics, and the latter acquisition will become part of Standex Engraving. Both acquisitions are part of the Company's Focused Diversity strategy to seek bolt-on acquisitions for growth platform companies.

16.  Stock Compensation Plans

  In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") which amends the transition and disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The disclosure provisions are effective for interim periods beginning after December 15, 2002. The adoption of these provisions had no effect on the Company's financial position or results of operations. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its plans, as permitted under SFAS 123.

  The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plans and employee stock purchase plan:


                                Three Months Ended Nine Months
Ended
                                     March 31          March 31
                                   2003   2002      2003    2002

Net income, as reported          $1,541 $3,589    $9,694 $11,686
Deduct:  Total stock-based
  employee compensation
  expense determined under
  fair value based method for
  all awards, net of related
  tax effects                     (210)  (304)     (654)   (844)
Proforma net income              $1,331 $3,285    $9,040 $10,842



Earnings per share:
 Basic - as reported              $0.13  $0.29     $0.80   $0.96
 Basic - proforma                 $0.11  $0.27     $0.75   $0.89

    Diluted - as reported         $0.13  $0.29     $0.80   $0.95
 Diluted - proforma               $0.11  $0.27     $0.74   $0.88

17.  Subsequent Event

   Subsequent to March 31, 2003, the Company sold the real estate facility of one of its business units for $4.2 million as part of its realignment strategy. Concurrently, the operations at that business unit were closed. Annual net sales at the business unit have averaged less than $3.5 million, and it has been marginally unprofitable.


                  STANDEX INTERNATIONAL CORPORATION


               Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Statements contained in the following "Management's Discussion and Analysis" that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "could", "will," "expect," "believe," "estimate," "anticipate," "assume," "continue," or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company's business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired. These factors include uncertainties in competitive pricing pressures or marketing of new products, failure to achieve the Company's acquisition, disposition and restructuring goals in the anticipated timeframe, unforeseen volatility in financial markets, general domestic and international business and economic conditions, significant changes in domestic and international fiscal policies or tax legislation and market demand.

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash Flow

During the first nine months of fiscal 2003 operating activities generated $30.2 million in cash flow, as compared to the $33.6 million for the comparable period in fiscal 2002. Despite a decline in operating income of $11.8 million, the Company has been able to more closely maintain similar cash flows due to its working capital initiatives. The Company redeployed those resources by investing $6.0 million in plant and capital equipment while returning $7.6 million to shareholders through cash dividends and reducing net debt by $20.9 million. Capital expenditures declined by $3.2 million as compared to the first nine months of last year as the Company reacted to the downturn in the economy and focused on replacement activities. Capital expenditures are expected to be $9 to $10 million for the current fiscal year.

In addition to measuring the cash flow generation or usage based upon operating, investing, and financing classifications included in the Condensed Consolidated Statement of Cash Flows, the Company also measures free cash flow. Free cash flow is defined as cash flow from operating activities less capital expenditures and acquisitions. The Company generated free cash flow of $22.6 million in the first nine months of fiscal 2003 compared with $24.5 million in the same period of fiscal 2002.

Capital Structure

The following table sets forth the Company's capitalization at March 31, 2003 and June 30, 2002:

                                           March 31      June 30

          Short-term debt                     $1,536      $82,221
          Long-term debt                     114,829       50,087
           Total Debt                        116,365      132,308
          Less cash                           13,055        8,092
           Total net debt                    103,310      124,216
          Stockholders' equity               185,358      178,432
           Total capitalization             $288,668     $302,648


The Company's net debt decreased by $20.9 million to $103.3 million at March 31, 2003. The Company's net debt to capital percentage is 35.8% at March 31, 2003 down from 41.0% at June 30, 2002.

In October 2002, the Company completed a private placement of $25 million aggregate principal amount of 5.94% Senior Notes due October 17, 2012. The Notes are unsecured and carry an average life of approximately seven years. Proceeds were used to repay debt and for general working capital purposes.

In February 2003, the Company entered into a 3-year, $130 million revolving credit facility (RCF) replacing the existing facility which was to expire in May 2003. Proceeds under the agreement may be used for general corporate purposes or to provide financing for acquisitions. At March 31, 2003, the Company had available $90 million under this facility. The agreement contains certain covenants including limitations on indebtedness and liens. Borrowings under the agreement bear interest at a rate equal to the sum of a base rate or a Eurodollar rate, plus an applicable percentage based on the Company's consolidated leverage ratio, as defined by the agreement. Borrowings under the agreement are not collateralized. The facility will expire on February 7, 2006.


OPERATIONS

                    Quarter Ended March 31, 2003
             As Compared to Quarter Ended March 31, 2002


Summary

Net sales for the quarter ended March 31, 2003 were $137.7 million, slightly ahead of the comparable quarter last year of $136.9 million. Net sales were favorably impacted by $2.1 million due to the effect of changes in the average foreign exchange rates.

A decline in net earnings from the same quarter last year of 57% was incurred. Earnings per share decreased to 13 cents per share (diluted) versus 29 cents in the prior year. Pretax restructuring charges of $2.2 million (9 cents per share after tax) were recorded in the current quarter. Excluding the restructuring charge earnings per share were 22 cents versus 29 cents in the prior year. The current third quarter results also includes a $560,000 (5 cents per share) tax benefit related to the R&D tax credit, discussed below, for fiscal 2003.

Both the Industrial and Food Service Segments showed improvement over the previous year. However, the Consumer businesses continued to reflect depressed sales, recording a reduction of 12% from the prior year.

Standex's businesses in general continue to face flat, or negative, growth in their markets and are focused on increasing sales through market share gains. Headcount reductions continued through the restructuring program and other cost cutting measures. A hiring freeze has also been imposed throughout the Company with exceptions limited to key replacements. In addition, a general wage freeze has been announced for all U.S. based management.


Industrial Segment

The Industrial Segment reported net sales of $80 million for the latest quarter as compared to $76.9 million last year, a 4% increase. However, a significant change in the mix in divisional sales from the previous quarter was incurred. Standex Electronics and Standex Engraving were the primary business units responsible for the improved sales. Although sales at the Standex Air Distribution Products division were flat from the prior year, unit sales were down due to local construction slowdowns caused by heavy snowstorms in the Northeast United States and lower housing starts in the Rocky Mountain region. Sales price increases off-set the unit's sales declines.

Both gross profit margins (30%) and operating income ($6.5 million) for the group were about the same as the comparable quarter last year. Income of the Standex ADP Group was negatively impacted by higher metal prices due to the tariffs imposed by the Bush administration on imported steel products. The division has raised sales prices of its products in response to higher material costs, but has not been able to recapture all the costs through price increases.

Operating income at Standex Electronics, Standex Engraving and
Spincraft improved due to higher sales, as noted above, and improved margins at Spincraft. These divisions' increased income more than off-set the income deterioration at Standex ADP.

Food Service Segment

An improvement of three percent in net sales was registered by this segment in the current quarter ($33.4 million) as compared to last year ($32.5 million). Both the Master-Bilt and Federal Industries divisions recorded improved sales. Partially off-setting these improvements, the USECO division was negatively impacted by weak near term customer demand and some production interruptions caused by the consolidation of its manufacturing into the Master-Bilt operation.

The gross profit margin declined to 25% from 28% primarily due to the short-term inefficiencies of the USECO/Master-Bilt integration. Operating income was also down by $188,000 as compared to the previous year.

Backlogs have increased substantially (33%) for the segment. Of particular note in this regard are Master-Bilt, USECO and BKI.

Consumer Segment

A twelve percent decrease was recorded for the 3rd quarter net sales of this segment. All three divisions in this segment experienced reduced sales due to lagging customer confidence and the impact of the war in Iraq. Also, Easter occurred in the third quarter in fiscal 2002, but falls in the fourth quarter in fiscal 2003; therefore, Easter sales at the Berean bookstores did not impact the current quarter.

The gross profit margin for the current quarter was 45%, a one percent decline from the previous year's 46%. Operating income fell to $119,000 from last year's $1.7 million.

Cost reduction activity continues in these businesses with reductions in payroll and discretionary spending.

Restructuring/Asset Impairment

During the current quarter $2.2 million of restructuring/asset impairment charges were incurred and were primarily for National Metal products and Standex Electronics. The National Metal unit was closed as of the end of February. The sales of this operation have been significantly impacted by foreign competition, and it was experiencing operating losses that were diluting the overall operating margins of the Company. The restructuring charges incurred by Standex Electronics are the result of moving some of its Canadian and Cincinnati manufacturing operations to Mexico. Lower Mexican labor rates should improve gross profit margins.

Corporate

This segment's expenses increased by $538,000 due to higher professional fees, a lower pension credit and divisional expenses not allocated to the divisions.

R&D Tax Credit

As part of the Company's tax planning strategies, a multi-year R&D (research and development) tax credit project was completed in the third quarter. As a result, the Company amended its filed Federal and state tax returns for 1997 to 2001 and claimed an R&D tax credit
in its 2002 fiscal year filing.    Based on these tax returns,
benefits, net of associated project costs, of up to $2 million could be realized. In the current quarter, $560,000 was recorded to reflect the appropriate year-to-date benefit for this fiscal year.

The tax benefits of the amended returns will be recorded when the actual benefits become more certain. In addition, as a result of this project, future effective tax rates could improve to the benefit of the Company.


                  Nine Months Ended March 31, 2003
         As Compared to the Nine Months Ended March 31, 2002


Summary

The current nine-month period reflects net sales of $434.1 million or $3.6 million higher than the same period in fiscal 2002. The extra month of European sales ($4.4 million), discussed above, and the favorable impact ($4.5 million) of the effect of changes in average foreign exchange rates were partially off-set by declines in operational sales which are discussed below.

In fiscal 2002, the comparable nine-month operating income was $31.6 million (before a cumulative effect of a change in accounting
principle) versus $19.8 million this year.   This decrease is
primarily a reflection of several non-recurring items discussed below, as well as the decline in operating income of the Consumer Segment which is also discussed below. The effective tax rate for the latest nine months was 33.3% as compared to the nine months ended March 31, 2002 of 38.4%. The previously discussed R&D tax credit was the major contributor to this decrease which was also affected by more income in lower taxed countries than in the previous year and the Company's various tax strategies.

In the first quarter of fiscal 2002, the Company recorded a charge of $3.8 million which represented the cumulative effect of a change in accounting principle. The change related to the Company's adoption of Statement of Financial Accounting Standard (SFAS) No. 142 effective July 1, 2001.

Industrial Segment

This segment's sales for the current nine-month period were $253.6 million as compared to $244.4 million for the same period last fiscal year. The extra month's European sales ($3.3 million) and improvements in the engraving and aerospace divisions accounted for the increase. Gross profit margins were the same as last year. Operating income was $27.4 million this year versus $26.9 million, a result of the higher sales.

Food Service Segment

Net sales for this segment were $2.5 million more than the nine months ended March 31, 2002. Of this amount, the extra month of European sales accounted for $1.1 million. The remainder is due to Master-Bilt and Federal Industries, as noted in the quarter discussion above, partially off-set by the integration costs of USECO also noted above. A decline from 30% in gross profit margins to 27% in the current year is primarily due to USECO. Operating income decreased from $7.2 million to $6.5 million.

Consumer Segment

A ten percent decrease in net sales was recorded by this segment in the current nine month period versus the same period last year while operating income dropped by $4.9 million. The results of the mail order business were negatively impacted by weak consumer demand and a shorter Christmas holiday season. Higher marketing expenses were incurred to reach new customers, but did not yield the expected results. The bookstore and publishing divisions also experienced weak consumer and church customer demand due to lagging customer confidence and the impact of the war in Iraq. Additionally, marketing expenses increased in the publishing unit due to the launch of a new product.

Restructuring/Asset Impairment and Other Expenses, net

A total of $3.2 million of restructuring costs were recorded in the current nine-month period. The primary components of these charges to date are due to the integration of USECO manufacturing activities into the Master-Bilt operations, the closure of National Metal Products (described above) and the transfer to Mexico of some of the Canadian and Cincinnati manufacturing operations of Standex Electronics, also noted above.

In the second quarter of the current fiscal year, the Chief Executive Officer and the Executive Vice President/Operations elected early retirement. As participants in certain executive life insurance plans, they were entitled to certain plan-specified benefits. The charges related to these benefits include costs that previously were being amortized to an anticipated retirement age of 65, the net present value of a conversion feature and a retirement bonus. The majority of these benefits will be paid over the next ten years, and, accordingly, the total benefits have been discounted to their present value of $5.6 million, which is included in the caption "Other expenses, net" in the Condensed Statements of Consolidated Income.

Also included in this caption is a gain ($4.3 million) on the sale of a manufacturing facility of a UK subsidiary which was completed in October, 2002. This sale is part of the Company's realignment strategy.

Corporate

The expenses of this segment increased to $10.2 million from the comparable period last year of $8.0 million. This increase reflects several items some of which were higher professional fees, duplicate salaries, a reduction in the Corporate pension credit, and divisional fees not allocated to the divisions.

Other Matters

Inflation - Certain of the Company's expenses, such as wages and benefits, occupancy costs and equipment repair and replacement, are subject to normal inflationary pressures.

Foreign Currency Translation - The Company's primary functional currencies used by its non-US subsidiaries are the Euro and the British Pound Sterling (Pound). During the last nine months, both these currencies have experienced significant increase in value relative to the US dollar, the Company's reporting currency. Since June 30, 2002 the Euro has appreciated in value by 13.6% relative to the US dollar, and the Pound has appreciated in value by 7.2% relative to the US dollar. These higher exchange values were used in translating the appropriate non-US subsidiaries' balance sheets in to US dollars at the end of the current quarter.

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

ACQUISITIONS

The Company purchased, as of September 30, 2002, substantially all the assets of Cincinnati, Ohio-based CIN-TRAN, Inc. a manufacturer of custom UL/CSA approved low-frequency transformers. In December 2002, Millennium Molds, a repairer of injection molds, was acquired. The combined purchase price of these acquisitions was $1.6 million, and their combined revenues totaled approximately $4.3 million. The first acquisition will be fully integrated with Standex Electronics, and the latter acquisition will become part of Standex Engraving. Both acquisitions are part of the Company's Focused Diversity strategy to seek bolt-on acquisitions for growth platform companies.

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

Allowance for Bad and Doubtful Accounts

The Company's recognition of revenue from sales to its customer base is impacted by the financial viability of its customers. At the time the Company recognizes revenue, upon product shipment, measurement of those sales are reduced by an estimate of customer non-payment, and the measurement of accounts receivable is also reduced by the same amount. Currently, the net accounts receivables balance of $82.0 million is about 20% of total assets, and the reserve of $5.7 million is about 6.5% of gross accounts receivable.

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

Income Taxes

The Company's estimate of current year tax expense and accrual, and recognition of a deferred tax liability ($19 million at March 31, 2003) follows the provisions of SFAS No. 109.

The Company provides for potential tax contingencies arising from routine audits by revenue taxing agencies. Its estimate is based on historical evidence as well as expert advice from its tax advisors. It is reasonably possible to assume that actual amounts payable as a result of such audits could differ from that accrued in the financial statements.

Workers' Compensation Accrual

The Company is self-insured for workers' compensation at the majority of its divisions, and evaluates its accrual on a monthly basis. The accrual is adjusted monthly based on actual claims experience. Management believes, and past experience has confirmed, that total service fee savings for the Company outweigh certain financial risks incurred by self-insurance of workers' compensation. Accounting standards require that a related loss contingency be recognized as part of the Company's financial position. The accrual as of March 31, 2003, was $4.7 million, of which approximately $3.1 million relates to the future liability for incidents which have already occurred but not yet reported.

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

Goodwill Impairment

The Company adopted SFAS No. 142, "Goodwill and Other Intangibles" effective July 1, 2001. In accordance with this SFAS, the Company evaluated its carrying value of goodwill on a division by division basis at both December 31, 2001 and June 30, 2002. As a result of the initial evaluation an impairment charge of $3.8 million was recorded in fiscal 2002. The Company's carrying value of goodwill at March 31, 2003, was $37.1 million and relates to several divisions and industries. All of these divisions and industries are subject to changes in markets, processes and products which could impact the carrying value of the division and its goodwill. The valuation of these divisions is a critical accounting policy since the reduction in value in any one division could have a significant impact on the financial statements of the Company.

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

Adoption of SFAS Nos. 144, 145, 146 and 148

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

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The SFAS requires that a liability for cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company announced in October 2002, that restructuring charges in the range of $11 to $12 million (pre tax) would be recorded over the next 18 months (see below). If this SFAS had not been adopted, these charges would have been recorded in full in the current nine month period instead of the $3.2 million (pre tax) which was recorded.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure," which amends the transition and disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Statement 148 provides methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company adopted the interim period disclosure provisions of Statement 148 this quarter. The adoption of Statement 148 had no effect on the Company's financial condition or results of operations.

New Accounting Pronouncements

In October 2002, the Financial Accounting Standards Board issued
SFAS No. 147, "Acquisitions of Certain Financial Institutions."
This SFAS will not apply to the Company.

Restructuring

In October 2002, the Company announced it was incurring restructuring charges over the next eighteen months in the amount of $11 to $12 million before taxes. The restructuring plan involves the (1) disposal, closing or elimination of certain under-performing and unprofitable operating plants, product lines, manufacturing processes and businesses; (2) realignment and consolidation of certain marketing and distribution activities; and (3) other cost containment actions, including selective personnel reductions. The charges will be recorded in the Condensed Statements of Consolidated Income under the caption "Restructuring costs." The components of the estimated charges include involuntary employee severance and benefits costs totaling $4,772,000, asset impairments of $1,773,000 and shutdown costs of $4,812,000.

The restructuring will consist of a series of initiatives that are expected to yield significant savings and individual pay backs in the range of 12 to 24 months. In addition, the Company anticipates generating cash by selling underutilized facilities to fund a significant portion of the restructuring.

The Company has early adopted SFAS No. 146 (described above), and, accordingly, these charges will be recorded generally when a liability is incurred or a severance plan is initiated. At March 31, 2003, $3.2 million (pre tax) of the charges had been incurred. See the notes to condensed consolidated financial statements for details of these charges.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company mitigates certain of its foreign currency exchange rate risk by entering into forward foreign currency contracts. These contracts are primarily used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes. The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts. However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability. Due to the absence of forward foreign currency contracts at May 6, 2003, the Company did not have any fair value exposure.

There have been no significant changes in the exposure to changes in both foreign currency and interest rates from June 30, 2002 to May 6, 2003.

                  ITEM 4.  CONTROLS AND PROCEDURES

The management of the Company including Mr. Roger L. Fix as Chief Executive Officer and Mr. Christian Storch as Chief Financial Officer have evaluated the Company's disclosure controls and procedures. Under the rules promulgated by the Securities Exchange Commission, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports issued or submitted by it under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, it was determined that such controls and procedures were effective as of May 6, 2003 the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after May 6, 2003 the date of the conclusion of the evaluation of disclosure controls and procedures.


                     PART II.  OTHER INFORMATION


                     ALL ITEMS ARE INAPPLICABLE


                  STANDEX INTERNATIONAL CORPORATION


                         S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STANDEX INTERNATIONAL
CORPORATION


Date: May 14, 2003                 /s/Robert R. Kettinger
                                   Robert R. Kettinger
                                   Corporate Controller


Date: May 14, 2003                 /s/Christian Storch
                                   Christian Storch
                                   Vice President/CFO

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


Date:  May 14, 2003             /s/Roger L. Fix
                                Roger L. Fix
                                President/CEO


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


Date:  May 14, 2003             /s/Christian Storch
                               Christian Storch
                               Vice President/CFO