Form 10-K
period 2003-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2003-09-08
CIK 310354

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003    Commission File Number 1-7233


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at the close of business on July 31, 2003 was approximately $263,000,000. Registrant's closing price as reported on the New York Stock Exchange for July 31, 2003 was $22.42 per share.

The number of shares of Registrant's Common Stock outstanding on August 29, 2003 was 12,176,299.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2003 Annual Meeting of Stockholders (Part III) of this report are incorporated by reference.

                                    PART I

                               ITEM 1.  BUSINESS

Standex (1) is a leading, diversified, multi-industry manufacturer. We produce a variety of products and provide services for selected market segments, with operations on a global basis in three business segments: Food Service, Industrial and Consumer. Maintaining our diversification across multiple lines of business has enabled us to achieve earnings consistency throughout market and economic cycles. As a result, we have paid dividends each quarter since Standex became a public corporation in November 1964.

Standex was incorporated in 1975 and is the successor of a corporation organized in 1955. Its three segments are composed of fifteen operating units each with its own organization. The management of each operating unit is responsible for product development, manufacturing, marketing and for achieving a return on investment in accordance with the standards established by executive management. Overall supervision, coordination and financial control are maintained by the executive staff from its corporate headquarters located at 6 Manor Parkway, Salem, New Hampshire.

Our basic operating strategy is to grow the earnings of our niche businesses which have high market share, acquire companies that offer strategic fits with existing businesses, pursue operational and strategic linkages among our businesses and maintain an efficient corporate structure.

We call our operating strategy "focused diversity" whereby we strive to provide customer-driven, engineered solutions. This strategy is designed to achieve:

        *Long-term growth in sales and earnings
        *Continuous improvements in our cost structure and working capital utilization via lean enterprise and other management initiatives
        *New product development and consistent product
         enhancement
        *Completion of strategic bolt-on acquisitions which will deliver tangible synergies to supplement the sales and earnings growth of the overall Company

We continually assess each of our businesses to determine whether they fit with our evolving strategic vision, with our primary focus on businesses with strong fundamentals and growth opportunities.

During the year we consummated three acquisitions: I R International, CIN-TRAN and Millennium Molds. These acquisitions are more fully described in both the Management's Discussion and Analysis and the Notes to Consolidated Financial Statements. Also during the year, we closed, sold and realigned several of our business units as part of our announced restructuring and realignment plan. This plan is described in more detail in both the Management's Discussion and Analysis and the Notes to Consolidated Financial Statements.

Please visit our web site at www.standex.com to learn more about us or to review our most recent SEC filings. The information on our web site is not incorporated into this Annual Report on Form 10-K.

The principal products and the major markets for our products and services are set forth below. Sales are made both directly to customers and by or through manufacturers' representatives, dealers and distributors. Additional information regarding the Company's business and financial information about industry segments is presented in the Notes to Consolidated Financial Statements under the caption "Industry Segment Information."


(1)References in this Annual Report on Form 10-K to "Standex" or the "Company" or "we," "our" or "us" shall mean Standex International Corporation and its subsidiaries.

FOOD SERVICE SEGMENT

Our Food Service businesses are leading broad-line manufacturers of commercial foodservice products for restaurant, convenience store, supermarket, bakery, soft drink, espresso, healthcare and institutional foodservice markets.

* Master-Bilt{reg-trade-mark} refrigerated cabinets, cases, display units, modular structures, coolers and freezers.
* Barbecue King{reg-trade-mark} and BKI{reg-trade-mark} commercial cook and hold units, rotisseries, pressure fryers, ovens and baking equipment.
*    Federal Industries bakery and deli heated and refrigerated display cases.
*    USECO food service equipment and patient feeding systems.
*    Procon{reg-trade-mark} rotary vane pumps.

INDUSTRIAL SEGMENT

The following describes the businesses of our industrial segment and its markets, products and/or services:

* Air Distribution Products: Snappy{reg-trade-mark}, ACME and ALCO metal ducting and fittings for residential heating, ventilating and air conditioning applications sold through distributors throughout the continental United States.

* Spincraft{reg-trade-mark} power metal spinning, custom formed components for aircraft engines, space launch vehicles, gas turbines, nuclear reactors, military ordnance, commercial satellites and similar products for OEMs, U.S. Government, energy, aircraft, aerospace and commercial satellite industry and other commercial industries.

*    Jarvis{trademark}, Can-Am Casters and Wheels{trademark} and
PEMCO{reg-trade-mark} casters and wheels and industrial hardware for general industry, hospitals, supermarkets, hotels and restaurants.

* Standex Engraving: Roehlen{reg-trade-mark} and I R International embossing rolls, texturizing and laser engraving systems, machines and plates; Mold-Tech{reg-trade-mark} mold engraving; Mullen{reg-trade-mark} Burst Testers; Perkins converting and finishing machinery and systems for general industry (e.g., automotive, plastics, textiles, paper, building products, synthetic materials, OEMs, converting, textile and paper industry, computer, houseware and construction industries).

* Custom Hoists single and double acting telescopic and piston rod hydraulic cylinders for dump trucks and trailers, garbage trucks and related material handling equipment used in the construction and waste hauling industries.

* Standex Electronics reed switches, electrical connectors, sensors, toroids and relays, fixed and variable inductors and electronic assemblies, fluid sensors, tunable inductors, transformers and magnetic components for telecommunications, consumer electronics, automotive, security systems, communications equipment, computers, air conditioning and refrigeration industries.

* James Burn Wire-O{reg-trade-mark} double-looped wire and machinery and complete binding system for printers, publishers and binders of checkbooks, calendars, diaries, appointment books, cookbooks, catalogs and manuals.

CONSUMER SEGMENT

The following describes the businesses of our consumer segment and its markets, products and/or services:

* Standard{reg-trade-mark} Publishing publishes religious periodicals, curricula, VBS materials, Sunday school literature, children's books and supplies which are marketed to Sunday schools, churches, vacation Bible schools and Christian bookstores.

*     Berean{reg-trade-mark} Christian Stores, a chain of 19
Berean{reg-trade-mark} Christian bookstores, serving as distribution centers and retail outlets for religious books and merchandise.

* Standex Direct which includes Frank Lewis{reg-trade-mark} Grapefruit Club gift packages, Red Cooper{reg-trade-mark} fresh grapefruit, Harry's Crestview Groves{reg-trade-mark} grapefruit packages, grapefruit juice, grapefruit sections, onions, melons and other related food products; Red Cooper's Onion Store and Bland Farms onions for mail order consumer direct sales.

RAW MATERIALS

Raw materials and components necessary for the fabrication of our products and the rendering of our services are generally available from numerous sources. A primary raw material is sheet and rolled steel in various forms. Generally, we are not dependent on a single source of raw materials and supplies. We do not foresee any unavailability of materials or supplies which would have any significant adverse effect on our overall business, nor any of our segments, in the near term.

SEASONALITY

Typically, the second and fourth quarters represent our best quarters for our consolidated financial results. Due to the gift-giving holiday season, the Consumer Segment experiences strong sales benefiting the second quarter performance. The fourth quarter performance is enhanced by increased activity in the construction industry.

PATENTS AND TRADEMARKS

We hold approximately 100 United States patents covering processes, methods and devices. Many counterparts of these patents have also been registered in various foreign countries. In addition, we have various registered and unregistered trademarks.

While we believe that many of our patents are important, we credit our competitive position in our niche markets to engineering capabilities, manufacturing techniques and skills, marketing and sales promotions, service and the delivery of quality products.

Due to the diversity of our businesses and the markets served, the loss of any single patent or trademark would not, in our opinion, materially affect any individual segment.

CUSTOMERS

No material part of the Company's business is dependent upon a single customer or very few customers, the loss of any one of which would have a material adverse effect on the Company's operations.

BACKLOG

Backlog orders believed to be firm at June 30, 2003 and 2002 are as follows (in thousands):

                                                 2003       2002
           Food Service..............          $24,971   $19,877
           Industrial................          113,941   100,109
           Consumer..................            4,611     5,150
                Total................          143,523   125,136
           Net realizable beyond a year         60,441    43,415
           Net realizable within one year      $83,082   $81,721

COMPETITION

Standex manufactures and markets products many of which have achieved a unique or leadership position in their market. However, we encounter competition in varying degrees in all product groups and for each product line. Competitors include domestic and foreign producers of the same and similar products. The principal methods of competition are price, delivery schedule, quality of services, product performance and other terms and conditions of sale.

INTERNATIONAL OPERATIONS

Substantially all international operations of the Company are related to domestic operations and are included in the Food Service and Industrial business segments. International operations are conducted at 32 plants, principally in Western Europe. See the Notes to Consolidated Financial Statements for international operations financial data.

RESEARCH AND DEVELOPMENT

Developing new and improved products, broadening the application of established products, and continuing efforts to improve and develop new methods, processes and equipment, have driven the Company's success. However, due to the nature of our manufacturing operations and the types of products manufactured, expenditures for research and development are not significant to any individual segment.

ENVIRONMENTAL MATTERS

To the best of our knowledge, the Company believes that it is presently in substantial compliance with all existing applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position.

NUMBER OF EMPLOYEES

As of June 30, 2003, the Company employed approximately 4,700 employees of which 3,300 were in the United States. About 1,300 of these employees were represented by unions.

LONG-LIVED ASSETS

Long-lived assets are described and discussed in the Notes to Consolidated Financial Statements

AVAILABLE INFORMATION

This Annual Report on Form 10-K, as well as the Company's reports on Form 10-Q and current reports on Form 8-K, along with any amendments to those reports, are made available free of charge, on the Company's website (www.standex.com) as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

                              ITEM 2.  PROPERTIES

At June 30, 2003, we operated a total of 89 principal plants, stores and warehouses located throughout the United States, Western Europe, Canada, Australia, Singapore, China, Brazil and Mexico. The Company owned 44 of the facilities and the balance were leased. The Company operated 19 retail stores in various sections of the United States, of which all were leased. The approximate building space utilized by each product group of Standex at June 30, 2003 is as follows (in thousands):

                                                 Area in Square Feet
                                              Owned          Leased

     Food Service....................           507            230
     Industrial......................         1,886            680
     Consumer........................           342            278
     General Corporate...............            29              -
     Held for Resale.................           387              -
           Total.....................         3,151          1,188

In general, the buildings are in sound operating condition and are considered to be adequate for their intended purposes and current uses.

We own substantially all of the machinery and equipment utilized in our businesses.


                          ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings.

                   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                              OF SECURITY HOLDERS

No matters were submitted to stockholders during the fourth quarter of the fiscal year.

                         EXECUTIVE OFFICERS OF STANDEX

                          Principal Occupation During the
    Name             Age   Past Five Years

Edward J. Trainor    63   Chairman of the Board of the Company since December
                          2001; Chief Executive Officer of the Company from
                          July 1995 to December 2002; President of the Company from July 1994 to December 2001.

Roger L. Fix         50   Chief Executive Officer of the Company since January
                          2003; President of the Company since December 2001 and Chief Operating Officer of the Company from December 2001 to December 2002; Chief Executive
                          Officer, Chief Operating Officer and President of
                          Outboard Marine Corporation from August 2000 to
                          February 2001; Chief Operating Officer of Outboard
                          Marine Corporation from June 2000 to August 2000;
                          Chief Executive of John Crane from 1998 through June
                          2000; President - North America of John Crane from
                          May 1996 to May 1998; prior thereto President of
                          Xomox, a division of Emerson Electric.

                          As COO of Outboard Marine Corporation ("OMC") (June-August 2000), Mr. Fix completed a strategic review and commenced implementation of programs to address the financial crisis the company was and had been experiencing since about 1997. Mr. Fix became President and CEO of OMC in August 2000. In December 2000, at the direction of the investors, a voluntary petition in Bankruptcy pursuant to Chapter 11 of the U.S. Bankruptcy Code was filed for OMC. In August 2001, the case converted to a voluntary case under Chapter 7 of the U.S. Bankruptcy Code.

Deborah A. Rosen     48   Chief Legal Officer of the Company since October
                          2001; Vice President of the Company since July 1999;
                          General Counsel of the Company since January 1998;
                          and Secretary of the Company since October 1997.

Christian Storch     43   Vice President and Chief Financial Officer of the
                          Company since September 2001; Manager of Corporate
                          Audit and Assurance Services of the Company from July
                          1999 to August 2001; prior thereto Divisional
                          Financial Director and Corporate Controller of
                          Vossloh AG, a publicly held German corporation.

Daniel C. Potter     47   Treasurer of the Company since August 1998; Assistant
                          Treasurer from July 1997 to July 1998 and prior thereto Corporate Tax Manager of the Company since
                          February 1997.

Robert R. Kettinger  61   Corporate Controller of the Company since July 1991.

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

                                    PART II

                   ITEM 5.  MARKET FOR STANDEX COMMON STOCK
                        AND RELATED STOCKHOLDER MATTERS

The principal market in which the Common Stock of Standex is traded is the New York Stock Exchange. The high and low sales prices for the Common Stock on the New York Stock Exchange and the dividends paid per Common Share for each quarter in the last two fiscal years are as follows:

COMMON STOCK PRICES AND DIVIDENDS PAID
                           COMMON STOCK PRICE RANGE
                                                               DIVIDENDS
                                 2003             2002         PER SHARE
Year Ended June 30          High      Low     High     Low     2003   2002
First quarter .......     $25.00   $19.35   $23.95  $18.32    $0.21  $0.21
Second quarter ......      24.36    18.80    23.90   18.75     0.21   0.21
Third quarter .......      24.00    18.70    24.90   20.60     0.21   0.21
Fourth quarter ......      22.32    19.07    28.00   23.95     0.21   0.21

The approximate number of stockholders of record on August 29, 2003 was 2,900.

Additional information regarding the Company's equity compensation plans is presented in the Notes to Consolidated Financial Statements under the caption "Stock Based Compensation and Purchase Plans."

In June 2003, the Company completed the acquisition of certain assets and the assumption of certain liabilities of I R International, Inc. and substantially all of the outstanding stock of Dornbusch & cia, a Brazilian affiliate for a total purchase price of $19.7 million in cash and unregistered stock. The aggregate number of shares of Common Stock comprising the stock portion of the purchase price was 173,996, based on an average market price for the stock of $21.036 per share. An exemption from registration of the shares was claimed under Regulation D, Rule 506 of the Securities Act. The exemption applied because there were fewer than 35 purchasers, each purchaser was an accredited investor and the transaction did not involve a public offering.

                       ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data for the five years ended June 30, 2003 is as follows:
                                2003       2002      2001     2000      1999
SUMMARY OF OPERATIONS
  (IN THOUSANDS)
Net Sales
   Industrial Group         $332,855   $317,743  $327,836 $365,129  $356,393
   Food Service Group        141,867    135,308   143,075  139,633   148,131
   Consumer Group             99,814    110,150   115,615  115,276   114,023
   Total                     574,536    563,201   586,526  620,038   618,547
Gross Profit                 185,483    185,908   195,636  205,205   205,609
Operating Income
   Industrial Group           35,057     33,419    37,610   47,146    42,764
   Food Service Group         10,455      9,802    13,627   11,409    17,201
   Consumer Group              2,014      7,114     9,680    9,594     8,707
   Restructuring              (5,580)         -         -   (5,408)    1,016
   Other, net                 (1,306)         -         -        -         -
   Corporate                 (12,979)   (11,342)   (8,057) (10,157)   (9,652)
   Total                      27,661     38,993    52,860   52,584    60,036

Interest Expense               6,956      8,546    10,998   10,571    10,492
Other, net                       146       (161)      200      608       533
Gain on stock received             -          -         -    2,711         -
Provision for income taxes     7,014      9,657    17,399   18,602    19,264
Income from continuing
 operations                   13,837     20,629    24,663   26,730    30,813
Income/(loss) from
 discontinued operations         312       (232)      234      973       548
Cumulative effect of
 accounting change                 -     (3,779)        -        -         -
Net income                    14,149     16,618    24,897   27,703    31,361

PER SHARE DATA
Basic
Income from continuing
 operations                     1.15       1.70      2.03     2.11      2.38
Income/(loss) from
 discontinued operations        0.02      (0.02)     0.02     0.08      0.04
Cumulative effect of
 change in accounting
 principle                         -      (0.31)        -        -         -
     Total                      1.17       1.37      2.05     2.19      2.42

Diluted
Income from continuing
 operations                     1.14       1.68      2.00     2.09      2.37
Income/(loss) from
 discontinued operations        0.02      (0.02)     0.02     0.08      0.04
Cumulative effect of
 change in accounting
 principle                        -       (0.31)        -        -         -
     Total                      1.16       1.35      2.02     2.17      2.41
Dividends paid                  0.84       0.84      0.83     0.79      0.76

BALANCE SHEET AND CASH FLOW
  (IN THOUSANDS)
Total Assets                 422,480    406,039   424,264  424,200   410,042
Accounts Receivable           91,714     93,219    98,470  104,431    97,871
Inventories                   82,530     92,931   102,674  112,201   120,172
Accounts Payable              41,241     35,209    33,554   36,495    35,975
Net Working Capital          133,003    150,941   167,590  180,137   182,068
Change in net
 working capital             (17,938)   (16,649)  (12,547)  (1,931)   (1,665)
Long-term debt               109,019     50,087   153,019  153,436   148,111
Short-term debt                  910     82,221     2,532    2,357     3,963
Total debt                   109,929    132,308   155,551  155,793   152,074
Less cash                     11,509      8,092     8,955   10,438     5,909
Net debt                      98,420    124,216   146,596  145,355   146,165
Shareholders' Equity         161,922    178,432   172,174  164,814   162,301
Total Capitalization         260,342    302,648   318,770  310,169   308,466

Depreciation                  13,551     13,492    14,221   14,018    14,589
Capital expenditures           7,882      9,883    13,754   22,518    15,702
Cash flow from
 continuing operations        50,618     42,466    40,811   41,684    33,830

KEY STATISTICS
Gross profit margin            32.28%     33.01%    33.36%   33.10%    33.24%
Operating income margin         4.81       6.92      9.01     8.48      9.71
Net debt to total
 capital ratio                 37.80      41.04     45.99    46.86     47.38

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

OVERVIEW

Standex is a leading, diversified, multi-industry manufacturer. We produce a variety of products and provide services for selected market segments, with operations in three business segments: Food Service, Industrial, and Consumer. Our goals have remained constant through the years: continue to make strategic acquisitions while providing our customers with customer driven and engineered solutions to meet their changing needs.

The following discussion and analysis covers key drivers behind our results for 2003 and is broken down into three major sections. First, we discuss our liquidity and capital resources followed by an overview and discussion of operations for the years 2001 through 2003 on a consolidated basis and by business segment. Lastly, we discuss our risk management techniques, critical accounting policies and impacts of future accounting changes.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Our primary source of liquidity is cash flows from continuing operating activities and the revolving credit facility with eight banks. In 2003, continuing operations generated $50.6 million compared to $42.5 million last year in cash flow. The increase year over year came as a result of a $17.9 million decrease in net working capital. Net working capital is defined as accounts receivable plus inventories less accounts payable. In addition, the sale of certain real estate generated $6 million of incremental cash during the year while discontinued operations contributed $4.1 million in cash flows during the year. We redeployed those resources by investing $17.7 million in cash to expand several core businesses by making three acquisitions and by investing $7.9 million in capital expenditures. In addition, we returned $11.8 million to shareholders through cash dividends ($10.1 million) and share repurchases ($1.7 million). The remaining cash flow from continuing operating activities was used to reduce net debt by $25.8 million. This represents the fourth consecutive year in which Standex has generated cash from operations in excess of $40.0 million, and the highest amount in the history of the Company.

We believe that cash flows from continuing operating activities in fiscal 2004 will be sufficient to cover capital expenditures, restructuring activities, operating lease payments, pension contributions and mandatory debt payments.
We expect to spend between $9 million and $11 million on capital expenditures in fiscal 2004. In addition, we regularly evaluate acquisition opportunities. Any cash needed for future acquisition opportunities would be obtained through a combination of any remaining cash flows from continuing operations and borrowings under the revolving credit facility. In the event that cash flows from continuing operating activities would not be sufficient, we have available borrowing capacity under various agreements of up to $95 million as of June 30, 2003.

CAPITAL STRUCTURE

During 2003, we entered into a new $130 million unsecured revolving credit facility with eight banks, of which $96 million was unused and $95 million was available at June 30, 2003. This revolving credit facility replaced the previous revolving credit facility of $175 million. Proceeds may be used for general corporate purposes or to provide financing for acquisition activity. Available borrowings under the revolving credit facility are reduced by unsecured short-term borrowings. In addition, at June 30, 2003, we have a money market credit facility with one bank. The agreement provides for a maximum unsecured credit line of $10 million, of which $9.8 million is unused and available. In addition, we entered into a Note Purchase agreement with two institutional investors for $25 million. On June 30, 2002 and 2003, the Company's credit quality designation was NAIC-2.

The following table sets forth the Company's capitalization at June 30:
Year Ended June 30 (In thousands)          2003            2002
Short-term debt......................  $    910        $ 82,221
Long-term debt.......................   109,019          50,087
 Total debt..........................   109,929         132,308
Less cash............................    11,509           8,092
 Total net-debt......................    98,420         124,216
Stockholders' equity.................   161,922         178,432
Total capitalization.................  $260,342        $302,648

Stockholders' equity decreased year over year primarily as a result of the recording of an additional pension liability net of tax benefit of $34.7 million partially offset by favorable foreign currency movements of $11.4 million. Short and long-term net-debt decreased by $25.8 million to $98.4 million at June 30, 2003. Even with the above, the Company's net-debt to capital percentage improved to 37.8% from 41.0% in 2002.

Historically low interest rates, another year of negative performance of the equity markets, and changes in actuarial assumptions (including mortality rates) caused Standex to suffer higher pension liabilities and lower pension assets. These assumptions are more fully described in the Notes to Consolidated Financial Statements. As a result, the Company recorded a $34.7 million after-tax equity charge in the fourth quarter to reflect the additional minimum liability under these plans. This after-tax equity charge did not impact cash or earnings and could reverse in future periods should either interest rates increase and/or market performance and plan returns improve.

Pension expenses are expected to increase by approximately $0.25 per diluted share in 2004 as a result of the funded status of the pension plans and changes in actuarial assumptions. Contribution requirements in 2004 are expected to be approximately $6.8 million.

The Company has an insurance program for certain key executives. The underlying policies have a cash surrender value of $19.2 million and are reported net of loans of $13.3 million for which the Company has the legal right of offset. These policies have been purchased to fund supplemental retirement income benefits for certain executives. The aggregate present value of future obligations was $5,088,000 and $1,532,000 at June 30, 2003 and 2002, respectively.

The Company is contractually obligated under various operating leases for real property. The Company sponsors a number of both defined benefit plans and defined contribution plans. We have evaluated the current and long-term cash requirements of these plans. As noted above, the operating cash flows from continuing operations is expected to be sufficient to cover required contributions under ERISA and other governing rules.

Contractual obligations of the Company as of June 30, 2003 are as follows (in millions):
                                          LESS                        MORE
                                        THAN 1      1-3       3-5   THAN 5
CONTRACTUAL OBLIGATIONS      TOTAL        YEAR    YEARS     YEARS    YEARS
Long- and short-term
 obligations................ $109.9      $1.0     $59.2    $35.7    $14.0
Capital lease obligations...     -          -        -         -        -
Operating lease
 obligations................   25.1       6.0      10.9      8.2        -
Purchase obligations........     -          -        -         -        -
Other long-term
 contractual liabilities....     -          -        -         -        -
Total....................    $135.0      $7.0     $70.1    $43.9    $14.0

OFF BALANCE SHEET ITEMS

The Company had no off balance sheet items at June 30, 2003.

FISCAL 2003 AS COMPARED TO FISCAL 2002

Summary

Net sales from continuing operations were $574.5 million, an increase of two percent from last year's net sales of $563.2 million. The fiscal 2003 sales include an extra month of European sales of $4.4 million resulting from the Company's decision to conform the accounting year of its European operations to the corporate fiscal year ending June 30. Foreign exchange rate changes favorably impacted the current year sales by approximately $5.6 million.

Both the Industrial and Food Service Segments recorded improved performances over the previous year, while both sales and operating income of the Consumer Segment were below prior year levels.

The gross margin for 2003 was 32.3%, down from 33% in the prior year. The year-over-year decline is primarily due to the substitution of lower margin sales in the Food Service and Industrial Groups for higher margin sales in the Consumer Group.

In October 2002, we announced a restructuring and realignment plan in the amount of $11 to $12 million to be incurred over eighteen months. We designed the plan to improve the Company's operating performance. The plan involves (1) disposal or closing of certain under-performing operating plants, product lines, manufacturing processes and businesses; (2) realignment and consolidation of certain marketing and distribution activities; and (3) other cost containment actions, including selective personnel reductions. We estimate that these actions will yield annual cost savings of $8.0 million once fully implemented.

During 2003 we completed the following restructuring activities: The integration of USECO manufacturing activities into the Master-Bilt operations, the closure of an underutilized Air Distribution Products facility in North Carolina, the transfer of various manufacturing operations to Mexico, and the closure of a Mold-Tech operation in California. We recognized $5.6 million for these restructuring activities.

During 2003, we exited our H.F. Coors (Food Service) and National Metals (Industrial) businesses. These actions were also taken as part of our realignment plan as we concluded that the two businesses either had limited growth prospects or that these businesses were not suited for long-term strategic growth under our ownership. The real property of H.F. Coors and the business were sold in separate transactions while National Metal Industries was closed. Discontinued operations include the results of operations of these businesses and the gain realized on the sale of the H.F. Coors property, net of our exit cost.

In the second quarter of 2003, the Chief Executive Officer and the Executive Vice President/Operations elected early retirement. The charges related to these retirements include costs that previously were being amortized to an anticipated retirement age of 65, the net present value of the conversion feature of life-insurance policies, and a retirement bonus. The majority of these benefits will be paid over the next ten years, and, accordingly, the total benefits have been discounted to their present value of $5.6 million, which is included in the caption "Other expenses, net" in the Statements of Consolidated Income. Also included in this caption is a gain ($4.3 million) on the sale of a manufacturing facility of a U.K. subsidiary, which was completed in October, 2002. This sale is a part of the Company's realignment strategy.

After taking all these matters into account, income from continuing operations was $13.8 million as compared to $20.6 million in the prior year.

Interest expense decreased by $1.6 million due to lower average borrowing levels and lower average interest rates on our variable rate debt.

The effective income tax rate for fiscal 2003 was 33.6% versus fiscal 2002's rate of 31.9%. The previous fiscal year's tax rate was affected by the implementation of tax-planning strategies, transactional based benefits from distributions from foreign subsidiaries and decreased levels of various tax contingencies which resulted in one-time benefits.

In the first quarter of fiscal 2002, the Company recorded a charge of $3.8 million, which represented the cumulative effect of a change in accounting principle. The change related to the Company's adoption of Statement of Financial Accounting Standard (SFAS) No. 142 effective July 1, 2001.

The above resulted in a decline in Net Income from last year's $16.6 million to the current year's $14.1 million.

Industrial Segment

Net sales increased by $15.1 million. Of this increase $3.3 million was due to the extra month of European sales noted above, and $4.3 million was due to the effect of changes in average foreign exchange rates. The remaining increase of $7.5 million was primarily due to volume increases in our Standex Engraving, Spincraft and Electronics divisions.

Gross profits for this segment improved from 29% to 30% due to improved volume levels partially offset by significantly higher steel costs incurred primarily by our Air Distribution Division as a result of the steel tariff imposed in the spring of 2002 by the U. S. government.

Operating income for the Industrial Segment rose by $1.6 million over fiscal 2002's $33.4 million. The Standex Engraving, Spincraft and Electronics divisions were the primary contributors to this increase, while operating income levels of our Air Distribution Products division were negatively impacted by higher material costs for steel.

Food Service

Net sales increased by $6.6 million to $141.9 million in 2003. Of this increase $1.1 million was due to an extra month of European sales and $1.3 million was due to the effect of changes in average foreign exchange rates. The remaining $4.2 million increase reflects primarily volume increases at Master-Bilt, Federal and our Procon divisions as these businesses were able to gain market share.

Gross profit margins declined from 29% to 27%, mainly due to lower volumes at our USECO division combined with the integration costs that did not qualify as restructuring charges.

As a result of higher sales volumes, the segment reported a 6.7% increase in operating income for fiscal 2003 as compared to fiscal 2002.

Consumer Segment

Fiscal 2003 was a disappointing year for this segment. A 9.4% decrease in sales was recorded from fiscal 2002's $110.2 million. The results of the mail order business were negatively impacted by weak consumer demand and a shorter Christmas holiday season. In addition, higher marketing expenses were incurred to reach new customers, but did not yield the expected results. The bookstore and publishing divisions also experienced weak consumer and church customer demand due to low consumer confidence. Additionally, marketing expenses increased in the publishing division due to the launch of a new product.

Although the segment's gross margins were only slightly affected (a decline of one percentage point), operating income decreased by 71.7% from the prior year's $7.1 million. Cost reduction opportunities have been, and will continue to be, actively pursued which should lead to improved results in 2004.

Corporate

The expenses of this segment rose from $11.3 million to $13.0 million in the current year. This increase is due to higher professional fees, a reduction in pension credits, and expenses not allocated to the divisions.

FISCAL 2002 AS COMPARED TO FISCAL 2001

A difficult economic environment affected sales in all segments. Net sales from continuing operations for the year ended June 30, 2002 were $563.2 million, a 4% decrease from a year earlier as volume declined in each of the business segments. The effect, on net sales, of changes in the average foreign exchange rates was not significant.

Net earnings from continuing operations before the cumulative effect of a change in accounting principle declined from $24.7 million in fiscal 2001 to $20.6 million in fiscal 2002. Earnings per share before the cumulative effect of a change in accounting principle decreased to $1.68 per share from $2.00 a year earlier.

The Company recorded a charge of $3.8 million representing the cumulative effect of a change in accounting principle to write-off previously recorded goodwill. The charge related to the Company's adoption of SFAS No. 142 effective July 2001 is described in detail in the Notes to Consolidated Financial Statements.

A weakened economy, combined with the events of September 11th, negatively affected sales volumes in each of the segments. Because of the economic environment, in the fourth quarter of 2002 the Company recorded higher than normal inventory reserves of $3.4 million affecting all three segments.

Interest expense decreased by $2.5 million. The decline reflects lower average borrowings driven by the Company's strong cash flow performance in 2002, and lower interest rates on the Company's variable rate debt.

The effective tax rate was 36.3% which included the effect of a change in accounting principle described above. The decline in the 2002 effective tax rate from 2001 was affected by the implementation of additional tax-planning strategies, transactional based benefits from distributions from foreign subsidiaries and decreased levels of various tax contingencies.

Industrial Segment

The Industrial Segment was particularly hard hit by the recession. Segment sales decreased 3.1%. ATC-Frost was acquired in late fiscal 2001. Excluding this acquisition's impact on fiscal 2002, segment sales decreased by 5.7%. Lower sales volume and negative price pressure from discounting activities was somewhat offset by the effect of a strong housing market.

The segment's gross profit margin declined slightly to 29% from 30% due to the above. Operating Income was also negatively impacted decreasing by 11% from fiscal 2001's $37.6 million.

Food Service Segment

The 5.4% decline in Food Service Segment sales was primarily due to lower sales volumes caused by a weak economy. Demand was weak as customers delayed or scaled back their rollout programs.

A small decrease in gross profit margin (30% from 31%) was recorded by this segment due to the sales decline. A 28% fall off in operating income to $9.8 million was also recorded.

Consumer Segment

Net sales in the Consumer Segment decreased by 4.7%. Reduced consumer confidence levels and the events of September 11th negatively affected segment performance.

Due to sales mix, the gross profit margin in this segment improved to 46% from 45%. However, reduced sales volume equated to a decline in operating income of 27% from $9.7 million.

Corporate Segment

This segment's expenses increased by $3.3 million due primarily to a lower return on pension and life insurance assets.

OTHER MATTERS

Inflation - Certain of the Company's expenses, such as wages and benefits, occupancy costs and equipment repair and replacement, are subject to normal inflationary pressures.

Foreign Currency Translation - The Company's primary functional currencies used by its non-U.S. subsidiaries are the Euro and the British Pound Sterling (Pound). During the current year, both these currencies have experienced significant increases in value relative to the US dollar, the Company's reporting currency. Since June 30, 2002 the Euro has appreciated by 25.2% relative to the U.S. dollar, and the Pound has appreciated by 13.6% relative to the U.S. dollar. These higher exchange values were used in translating the appropriate non-U.S. subsidiaries' balance sheets into U.S. dollars at the end of the current quarter.

Environmental Matters - The Company is party to various claims and legal proceedings, generally incidental to its business. As explained more fully in the Notes to Consolidated Financial Statements, we do not expect the ultimate disposition of these matters to have a material adverse effect on our financial statements.

Seasonality - Typically, the second and fourth quarters have been the best quarters for our consolidated financial results. Due to the gift-giving holiday season, the Consumer Segment has experienced strong sales benefiting the second quarter performance. The fourth quarter performance has been enhanced by increased activity in the construction industry.

Employee Relations - The Company has labor agreements with a number of union locals in the United States and a number of European employees belong to European trade unions.

There were no work stoppages during fiscal year 2003. A total of seven collective bargaining contracts will expire in fiscal 2004. Although we believe we have good employee relations, there can be no assurances that work stoppages can be avoided in future periods.

ACQUISITIONS

Our growth is dependent on not only organic growth within our existing businesses, but also the successful completion of acquisitions that align with the strategic goals of the Company. The ability to initiate these transactions is dependent upon the attraction of the target company and the acquisition multiples that the market is demanding.

2003 Acquisitions

In June 2003, the Company completed the acquisition of certain assets and the assumption of certain liabilities of I R International, Inc. and substantially all of the outstanding stock of Dornbusch & cia, a Brazilian affiliate for a total purchase price of $19.7 million in cash and unregistered stock. The aggregate number of shares of Common Stock comprising the stock portion of the purchase price was 173,996, based on an average market price for the stock of $21.036 per share.

IR manufactures, distributes and sells industrial, gravure and embossing rolls and plates, laser and gravure engraving, texturing and coating services from facilities in Virginia and Brazil. IR is highly complimentary to our existing engraving businesses. The acquisition increased our current market penetration and will further our ability to reach new markets such as South America. In addition to the acquisition of IR, Standex acquired Dornbusch & cia ("Dornbusch") located in Sao Paolo, Brazil contingent upon receipt of various government approvals. IR and Dornbusch will be fully integrated with Standex Engraving. The purchase price was allocated to the fair value of the assets acquired and liabilities assumed and resulted in the recognition of goodwill of approximately $12 million.

In September 2002, we purchased substantially all of the assets of Cincinnati, Ohio-based CIN-TRAN, Inc., a manufacturer of custom UL/CSA approved low-frequency transformers. In December 2002, the Company acquired Millennium Molds, a repairer of injection molds. The combined purchase price of these acquisitions was $1.6 million. Both were treated as purchases.

CRITICAL ACCOUNTING POLICIES

The Consolidated Financial Statements include accounts of the Company and all its subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements, giving due consideration to materiality. Although we believe that materially different amounts would not be reported due to the accounting policies described below, the application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We have listed a number of accounting policies which we believe to be the most critical, but we also believe that all of our accounting policies are important to the reader. Therefore, please refer to the Notes to Consolidated Financial Statements for a more detailed description of these and other accounting policies of the Company.

Allowance for Doubtful Accounts - Accounts Receivables are reduced by an allowance for amounts that may become uncollectible in the future. Our estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where we have information that the customer may have an inability to meet its financial obligation together with a general provision for unknown but existing doubtful accounts. Actual collection experience may improve or decline.

Inventories and Related Reserves for Obsolete and Excess Inventory - Inventories are valued at the lower of cost or market and are reduced by a reserve for excess and potentially obsolete inventories. The Company regularly reviews inventory values on hand using specific aging categories, and records a provision for obsolete and excess inventory based on historical usage and estimated future usage. As actual future demand or market conditions may vary from those projected by management, adjustments to inventory valuations may be required.

Income Taxes - We account for income taxes in accordance with SFAS no. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recorded a valuation allowance that represents foreign operating loss carry forwards for which utilization is uncertain. Management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against our net deferred tax assets. No provision for U.S. income and foreign withholding taxes has been made for substantially all unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely or the distribution of any remaining amount would be principally offset by foreign tax credits.

Workers' Compensation Accrual - The Company is self-insured for workers' compensation at the majority of its divisions. The accrual is evaluated frequently based on our actual claim experience. Management judgment is required in determining our expense and related contingency levels as actual future claim experience may differ from the projected claim experience. Projecting claims experience requires management to make assumptions about future liabilities for incidents which have already occurred but have not yet been reported and future health care cost trends.

Environmental Liabilities - Our global operations are regulated by laws for the protection of the environment. Under various circumstances these laws may require remediation at sites where hazardous substances have been released and are endangering the environment.

We have expended substantial resources to comply with the applicable environmental laws and regulations. We believe we are in substantial compliance with these laws and regulations and we maintain procedures designed to foster and ensure compliance. However, we have been and may in the future be subject to formal or informal enforcement actions or proceedings regarding noncompliance with such laws or regulations, whether or not determined to be ultimately responsible, in the normal course of business.

Goodwill - We adopted SFAS No. 142, "Goodwill and Other Intangibles" effective July 1, 2001. Under SFAS No. 142, goodwill is no longer amortized; however, goodwill must be tested for impairment at least annually. Therefore, on an annual basis we test for goodwill impairment by estimating the fair value of our reporting units using the present value of future cash-flows method. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit. An impairment loss is recognized if the carrying amount exceeds the fair value. We are subject to financial statement risk to the extent that goodwill becomes impaired.

Employee Benefit Plans - We provide a range of benefits to our employees, including pensions and some post retirement benefits. Annually we record expenses relating to these plans based on calculations specified by U.S. GAAP, which are dependent upon various actuarial assumptions such as discount rates, assumed rates of return, compensation increases, turnover rates, and health care cost trends. The expected return on plan assets assumption is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds. We review our actuarial assumptions on at least an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. Based on information provided by our actuaries and other relevant sources, we believe that our assumptions are reasonable.

ADOPTION OF SFAS AND NEW ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (including Certain Costs Incurred in a Restructuring)." The SFAS requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The Company announced in October 2002 that restructuring charges in the range of $11 to $12 million (pre-tax) would be recorded over the next 18 months (see above). If this SFAS had not been adopted, a significant portion of these charges would have been recorded in the current year instead of the $5.6 million (pre-tax), which has been recorded.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends the transition and disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Statement 148 provides methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning
after December 15, 2002.   The Company adopted the interim period disclosure
provisions of Statements 148 in the third quarter of this year. The adoption of Statement 148 had no effect on the Company's financial condition or results of operations.

              ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

Risk Management

We are exposed to market risks from changes in interest rates, commodity prices
and changes in foreign currency exchange.   To reduce these risks, we
selectively use, from time to time, financial instruments and other proactive management techniques. We have internal policies and procedures that place financial instruments under the direction of the Treasurer and restrict all derivative transactions to those intended for hedging purposes only. The use of financial instruments for trading purposes (except for certain investments in connection with the Keysop Plan) or speculation is strictly prohibited. The Company has no majority owned subsidiaries that are excluded from the consolidated financial statements. Further, the Company has no interests or relationships with any special purpose entities.

Exchange Risk

The Company is exposed to both transactional risk and translation risk associated with exchange rates. Regarding transactional risk, the Company mitigates certain of its foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time. These contracts are used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes. The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts. However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability. Due to the absence of forward foreign currency contracts at June 30, 2003, the Company did not have any fair value exposure for financial instruments.

Within our foreign operations we are also exposed to transactional risks, specifically with our subsidiaries using the Euro and the British Pound Sterling. This transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service. A hypothetical 10% appreciation or depreciation of the value of the Euro to the US Dollar at June 30, 2003 would result in an increase in short term debt of $34,000 on our Consolidated Balance Sheet.

Our primary translation risk was with the Euro and the British Pound Sterling. We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders' equity.

Interest Rate

The Company's interest rate exposure is limited primarily to interest rate changes on its variable rate borrowings. From time to time, the Company will use interest rate swap agreements to modify our exposure to interest rate movements. As of June 30, 2003, a hypothetical 10% immediate increase in interest rates would increase the Company's annual interest expense by $76,000. The Company had an interest rate swap agreement to fix the interest rate on $10 million of its variable rate borrowings. This agreement expired in May 2003.
At June 30, 2003, the Company has no outstanding interest rate swap agreements.

The Company also has $71.4 million of long-term debt at fixed interest rates as of June 30, 2003. There would be no immediate impact on the Company's interest expense associated with its long-term debt due to fluctuations in market interest rates. However, based on a hypothetical 10% immediate decrease in market interest rates, the fair value of the Company's long-term debt would be increased by approximately $3.8 million as of June 30, 2003. Such fair value changes may affect the Company's determination as to whether to retain, replace or retire its long-term debt.

The Company has a diversified customer base. As such, the risk associated with concentration of credit risk is inherently minimized. As of June 30 2003 and 2002, no one customer accounted for more than 4% of our outstanding receivables or of our sales.

Commodity Prices

The Company is exposed to fluctuating market prices for commodities, primarily steel. Each of our segments is subject to the effects of changing raw material costs caused by the underlying commodity price movements. In general, we do not enter into purchase contracts that extend beyond one operating cycle. We do not believe that this exposure is material to the Company.

             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STATEMENTS OF CONSOLIDATED INCOME
STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

FOR THE YEARS ENDED JUNE 30
(IN THOUSANDS, EXCEPT PER SHARE DATA)            2003      2002       2001
Net Sales............................        $574,536   $563,201   $586,526
Cost of sales........................         389,053    377,293    390,890
Gross profit.........................         185,483    185,908    195,636

Selling, general and administrative...        150,936    146,915    142,776
Other operating expense, net.........           1,306          -          -
Restructuring/asset impairment.......           5,580          -          -

Income from operations...............          27,661     38,993     52,860

Interest expense.....................          (6,956)    (8,546)   (10,998)
Other, net...........................             146       (161)       200
Total................................          (6,810)    (8,707)   (10,798)

Income before income taxes...........          20,851     30,286     42,062
Provision for income taxes...........           7,014      9,657     17,399
Income from continuing operations....          13,837     20,629     24,663

Income/(loss)from discontinued
  operations.........................             312       (232)       234

Income before cumulative
  effect of a change in
  accounting principle...............         $14,149    $20,397    $24,897

Cumulative effect of a change
  in accounting principle............               -     (3,779)         -
Net income...........................         $14,149    $16,618    $24,897

Basic earnings per share:
Income from continuing
  operations.........................          $1.15     $1.70       $2.03
Income/(loss) from discontinued
  operations.........................          $0.02     $(.02)      $0.02
Cumulative effect of a change in
  accounting principle...............          $  -      $(.31)      $  -
Total................................          $1.17     $1.37       $2.05

Diluted earnings per share:
Income from continuing
  operations.........................          $1.14     $1.68       $2.00
Income/(loss) from discontinued
  operations.........................          $0.02     $(.02)      $0.02
Cumulative effect of a change
  in accounting principle............          $  -      $(.31)      $   -
Total................................          $1.16     $1.35       $2.02

See notes to consolidated financial statements.

Statements of Consolidated Stockholders' Equity

                                                           Unamortized             Accumulated
                                                Additional   Value of                 Other        Treasury Stock        Total
                                                 Paid-in    Restricted  Retained  Comprehensive  ------------------   Stockholders'
Year End (In thousands)            Common Stock  Capital      Stock     Earnings      Income     Shares      Amount      Equity
---------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2000                $41,976    $ 9,274    $           $363,303    $ (7,965)    15,660    $(241,774)    $164,814
Stock issued for employee stock
 options and stock purchase
 plans, net of related income
 tax benefit                                       1,372                                           (311)       4,828        6,200
Restricted stock awards                              111     (1,450)                                (86)       1,339            -
Amortization of restricted stock
 awards                                                                      401                                              401
Stock issued in conjunction with
 acquisition                                         193                                            (29)         446          639
Treasury stock acquired                                                                             587      (12,483)     (12,483)
Comprehensive income
  Net income                                                              24,897                                           24,897
  Foreign currency
   translation adjustment                                                             (1,109)                              (1,109)
  Interest rate swap liability                                                        (1,060)                              (1,060)
                                                                                                                         --------
Total comprehensive income                                                                                                 22,728
                                                                                                                         --------
Dividends paid ($.83 per share)                                                      (10,125)                             (10,125)
                                      -------------------------------------------------------------------------------------------
Balance, June 30, 2001                 41,976     10,950     (1,049)     378,075     (10,134)    15,821     (247,644)     172,174
Stock issued for employee stock
 options and stock purchase plans,
 net of related income tax benefit                 1,125                                           (221)       3,548        4,673
Amortization of
 restricted stock awards                                        394                                                           394
Treasury stock acquired                                                                             297       (6,984)      (6,984)
Comprehensive income
  Net income                                                              16,618                                           16,618
  Foreign currency
   translation adjustment                                                              1,091                                1,091
  Interest rate swap
   liability                                                                             570                                  570
                                                                                                                         --------
Total comprehensive income                                                                                                 18,279
                                                                                                                         --------
Dividends paid ($.84 per share)                                          (10,104)                                         (10,104)
                                      -------------------------------------------------------------------------------------------
Balance, June 30, 2002                 41,976     12,075       (655)     384,589      (8,473)    15,897     (251,080)     178,432
Stock issued for employee stock
 options and stock purchase plans,
 net of related income tax benefit                   397                                             (6)         (55)         342
Amortization of restricted stock
 awards                                                         555                                                           555
Stock issued in conjunction with
 acquisition                                         898                                           (174)       2,755        3,653
Treasury stock acquired                                                                              74       (1,719)      (1,719)
Comprehensive income
  Net income                                                              14,149                                           14,149
  Foreign currency translation
   adjustment                                                                         11,350                               11,350
  Additional minimum liability,
   net of tax                                                                        (34,695)                             (34,695)
                                                                                                                         --------
Total comprehensive income                                                                                                 (9,196)
                                                                                                                         --------
Dividends paid ($.84 per share)                                          (10,145)                                         (10,145)
                                      -------------------------------------------------------------------------------------------
Balance, June 30, 2003                $41,976    $13,370    $  (100)    $388,593    $(31,818)    15,791    $(250,099)    $161,922
                                      ===========================================================================================

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

AS OF JUNE 30 (in thousands, except share data)       2003      2002

ASSET
Current Assets
Cash and cash equivalents......................   $ 11,509  $  8,092
Accounts receivable............................     91,714    93,219
Inventories....................................     82,530    92,931
Prepaid expenses...............................      5,343     4,570
Total current assets...........................    191,096   198,812

Net property, plant and equipment..............    111,597   112,892
Goodwill - net.................................     50,002    36,250
Prepaid pension cost...........................     25,923    47,405
Long-term deferred tax asset...................     21,564         -
Other non-current assets.......................     22,298    10,680
Total non-current assets.......................    231,384   207,227

Total assets...................................   $422,480  $406,039

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of debt........................   $    910  $ 82,221
Accounts payable...............................     41,241    35,209
Accrued payroll and employee benefits..........     16,979    14,944
Income taxes...................................      2,508     1,221
Other..........................................     23,661    21,184
Total current liabilities......................     85,299   154,779

Long-term debt - less current portion..........    109,019    50,087
Deferred income taxes..........................     18,205    18,909
Deferred pension...............................     39,347     3,342
Other non-current liabilities..................      8,688       490
Total non-current liabilities..................    175,259    72,828

Commitments and Contingencies
Stockholders' Equity
Common stock-authorized, 60,000,000 shares
 in 2003 and 2002; par value,
 $1.50 per share; issued 27,984,278 shares
 in 2003 and 2002..............................     41,976    41,976
Additional paid-in capital.....................     13,370    12,075
Retained earnings..............................    388,593   384,589
Unamortized value of restricted stock..........       (100)     (655)
Accumulated other comprehensive income.........    (31,818)   (8,473)
Treasury shares (15,791,206 shares in 2003
 and 15,897,213 shares in 2002,
 respectively).................................   (250,099) (251,080)
Total stockholders' equity.....................    161,922   178,432

Total liabilities and stockholders' equity.....   $422,480  $406,039

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS
STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

YEAR ENDED JUNE 30 (IN THOUSANDS)             2003     2002     2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income............................    $ 14,149 $ 16,618  $24,897
Income(loss) from discontinued
 operations, net of dispositions......         312     (232)     234
Income from continuing operations.....      13,837   16,850   24,663

Adjustments to reconcile net
 income to net cash provided
 by operating activities:
    Cumulative effect of
     change in accounting
     principle........................           -    3,779        -
    Depreciation and amortization.....      13,551   13,492   14,221
    Amortization of restricted
     stock awards.....................         555      394      401
    Deferred income taxes.............        (704)    (432)   3,118
    Net pension expense(credit).......         502   (2,025)  (3,608)
    Non-cash portion of
     restructure charge...............       3,914        -        -
   (Gain)/loss on sale of
     investments, real estate
     and equipment....................      (4,977)      35      182
    Increase/(decrease) in cash
     from changes in assets
     and liabilities, net
     of effects from acquisitions
     & dispositions:
       Receivables, net...............       5,522    4,598    7,433
       Inventories....................       9,805    8,691   10,566
       Prepaid expenses and other.....     (12,633)  (3,195)  (3,663)
       Accounts payable...............       5,958    1,604   (2,909)
       Accrued payroll, employee
        benefits and other
        liabilities...................      13,694    1,744   (8,764)
       Income taxes...................       1,594   (3,069)    (829)
       Net cash provided by
        operating activities
        from continuing operations....      50,618   42,466   40,811
       Net cash provided by
        operating activities from
        discontinued operations.......         650    1,895    1,287
       Net cash provided by
        operating activities..........      51,268   44,361   42,098


CASH FLOWS FROM INVESTING ACTIVITIES
 Expenditures for property
   and equipment......................      (7,882)  (9,883) (13,754)
 Expenditures for acquisitions,
   net of cash acquired...............     (17,681)        - (15,048)
 Proceeds from sale of
   investments, real estate
   and equipment......................       6,032      268    1,906
 Proceeds from disposition
   of businesses......................           -        -      532
Net cash used for investing
 activities from continuing
 operations...........................     (19,531)  (9,615) (26,364)
Net cash provided by/(used for)
 investing activities from
 discontinued operations..............       4,236     (138)     (78)
Net cash used for investing
 activities...........................     (15,295)  (9,753) (26,442)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from additional
   borrowings.........................      25,148   10,045    7,051
 Payments of debt.....................     (47,042) (31,068)  (6,292)
 Stock issued under employee
   stock option and
   purchase plans.....................         342    4,673    6,199
 Cash dividends paid..................     (10,145) (10,104) (10,125)
 Purchase of treasury stock...........      (1,719)  (6,984) (12,483)
Net cash used for financing
 activities from
 continuing operations................     (33,416) (33,438) (15,650)
Net cash used for financing
 activities from
 discontinued operations..............        (755)  (2,220)  (1,000)
Net cash used for
 financing activities.................     (34,171) (35,658) (16,650)

Effect of exchange rate
 changes on cash......................       1,615      187     (489)

Net changes in cash and
 cash equivalents.....................       3,417     (863)  (1,483)
Cash and cash equivalents
 at beginning of year.................       8,092    8,955   10,438

Cash and cash equivalents
 at end of year.......................    $ 11,509 $  8,092  $ 8,955

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Stock issued for acquisitions......    $  3,660 $      -  $   639
   Cash paid during the year for:
    Interest..........................       6,930    8,921   11,195
    Income taxes......................       6,656   13,484   15,408

See notes to consolidated financial statements.

              STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

Standex International Corporation ("Standex" or the "Company") is a diversified manufacturing and service company with operations primarily in the United States and Europe. The accompanying consolidated financial statements include the accounts of Standex International Corporation and its subsidiaries and is prepared in accordance with accounting principles generally accepted in the United States of America. Prior to June 30, 2002, foreign operations were consolidated based on a May 31 year end. Effective July 1, 2002 international operations have been consolidated using a June 30 year end. This change resulted in reporting thirteen months of international sales for the year ended June 30, 2003, or an additional $4.4 million of net sales. The impact on net income of the additional month of international operations was not significant. All significant intercompany transactions are eliminated.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid investments purchased with a maturity of three months or less. These investments are carried at cost, which approximates fair value.

TRADING SECURITIES

The Company purchases certain investments in connection with the Keysop Plan for executives discussed below. These investments are classified as held for trading and reported at fair value. The investments generally consist of mutual funds and are included in other non-current assets and amounted to $6.4 million at June 30, 2003.

ACCOUNTS RECEIVABLE ALLOWANCES
The accounts receivable allowances at June 30, 2003 and 2002 were $5,054,000 and $4,609,000, respectively.

INVENTORIES AND REVENUE RECOGNITION

Inventories are stated at the lower of first-in, first-out cost or market. Product and related service revenue is recognized when the price to the customer is fixed or determinable, the collectibility of the invoice is established and when delivery has occurred. Revenues under certain fixed price contracts are generally recorded when deliveries are made or, in a limited number of cases, on a percentage of completion basis.

ASSETS HELD FOR SALE

Assets held for sale are reported at the lower of the assets carrying amount or fair value, less costs to sell. Assets held for sale are included in other non-current assets in the consolidated balance sheet and amounted to $1.2 million at June 30, 2003.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are reported at cost less accumulated depreciation. Depreciation is recorded on assets over their estimated useful lives, generally using the straight-line method. Lives for property, plant and equipment are as follows:

     Buildings............................       40 to 50 years
     Leasehold Improvements...............       10 to 15 years
     Machinery and Equipment..............        8 to 15 years
     Furniture and Fixtures...............        3 to 10 years
     Computer hardware and software.......        3 to  7 years

Property, plant and equipment balances at June 30, are as follows (in thousands):

                                                      2003      2002
Land, buildings and leasehold improvements.....   $ 84,527  $ 89,449
Machinery, equipment and other.................    193,931   184,181
     Total.....................................    278,458   273,630
Less accumulated depreciation..................    166,861   160,738
     Property, plant and equipment - net.......   $111,597  $112,892

Minor maintenance costs are expensed as incurred. Major improvements which extend the life, increase the capacity or improve the safety or the efficiency of property owned are capitalized. Major improvements to leased buildings are capitalized as leasehold improvements and depreciated.

LONG-LIVED ASSETS

Long-lived assets that are used in operations, excluding goodwill, are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Recognition and measurement of a potential impairment loss is performed on assets grouped with other assets and liabilities at the lowest level where identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss is the amount by which the carrying amount of a long-lived asset (asset group) exceeds its estimated fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Prior to July 1, 2001, the excess of purchase price of acquired businesses over the fair value of net identifiable assets at date of acquisition was recorded as goodwill and amortized on a straight-line basis over a forty- year period. Accumulated amortization aggregated $12,184,000 at June 30, 2001. Amortization of goodwill was $1,113,000 for fiscal 2001.

Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Accordingly, all business combinations initiated after June 30, 2001 are accounted for using the purchase method, and goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives.

The effects of adopting the new standard on net income and earnings per share for the years ended June 30, are as follows:
(IN THOUSANDS)                             2003       2002      2001
Income before cumulative change in
 accounting principle................   $14,149   $20,397    $24,897
Add back:  Goodwill amortization.....         -         -      1,113
Adjusted net income..................   $14,149   $20,397    $26,010

Basic earnings per share:
Reported net income..................   $  1.17   $  1.68    $  2.05
Goodwill amortization................         -          -       .09
Adjusted net income..................   $  1.17   $  1.68    $  2.14

Diluted earnings per share:
Reported net income..................   $  1.16   $  1.66     $ 2.02
Goodwill amortization................         -         -        .09
Adjusted net income..................   $  1.16   $  1.66     $ 2.11

The result of the Company's initial assessment of goodwill for impairment resulted in a non-cash charge of $3,779,000, which is reported as cumulative effect of a change in accounting principle in the accompanying Statements of Consolidated Income. There was no tax benefit for this change in accounting principle as the impaired goodwill was not deductible for tax purposes. Future adjustments for impairment of goodwill, if any, will be recognized as an operating expense.

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

STOCK COMPENSATION PLANS

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") was issued. SFAS 148 amends the transition and disclosure provisions previously provided by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

The Company accounts for stock options at their intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of non-U.S. operations denominated in local currencies are translated into U.S. dollars at year-end exchange rates. Revenues and expenses of these operations are translated using average exchange rates. The resulting translation adjustment is reported as a component of comprehensive income, net of related income taxes, in the Statements of Consolidated Stockholders' Equity. Gains and losses from currency transactions are included in results of operations.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Standex manages its debt portfolio by periodically using interest rate swaps to achieve an overall desired position of fixed and floating rate debt to reduce certain exposures to interest rate fluctuations. These interest rate swaps are generally designated as cash flow hedge instruments, and reported at fair market value. Changes in the fair value of the interest rate swaps designated as cash flow hedges are recorded in other comprehensive income. The effectiveness of outstanding interest rate swaps are measured on a quarterly basis. There were no outstanding interest rate swaps at June 30, 2003, and one contract was outstanding for a notional value of $10 million at June 30, 2002.

Forward foreign currency exchange contracts are periodically used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as dividends and loan payments from subsidiaries. The Company enters into such contracts for hedging purposes only. The Company does not hold or issue derivative instruments for trading purposes. There were no outstanding forward foreign currency exchange contracts at June 30, 2003 or 2002.

CONCENTRATION OF CREDIT RISK

The Company is subject to credit risk through trade receivables and short-term cash investments. Concentration of risk with respect to trade receivables is minimized because of the diversification of the Company's operations, as well as its large customer base and its geographical dispersion. No individual customer accounts for more than 4% of revenues or accounts receivable.

Short-term cash investments are placed with high credit-quality financial institutions or in short-duration, high quality debt securities. The Company monitors the amount of credit exposure in any one institution or type of investment instrument. The Company is also subject to credit risk exposure relating to its interest rate swap agreements and foreign currency exchange contracts.

ACCOUNTING ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the use of estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. Significant estimates at Standex include the allowance for doubtful accounts, potentially obsolete inventory, impairments of tangible and intangible assets, income taxes, self-insurance liabilities, incentive compensation liabilities, assumptions used for defined benefit plans and contingencies. Estimates are based on historical experience, actuarial estimates, current conditions and various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when they are not readily apparent from other sources. These estimates assist in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature. Trading securities and interest rate swaps are reported at fair value. The fair value of debt and interest rate swaps are estimated based on the current trading price of the underlying security or the price at which a similar instrument with similar terms could be obtained at year end.

EARNINGS PER SHARE
<CATPION>
The following table sets forth the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

                                          2003       2002      2001
Basic - Average Shares Outstanding...   12,058     12,113    12,172
Effect of Dilutive
   Securities - Stock Options........      121        203       166
Diluted - Average Shares
   Outstanding.......................   12,179     12,316    12,338

Both basic and dilutive income are the same for computing earnings per share. Options, which were not included in the computation of diluted earnings per share because to do so would have had an anti-dilutive effect, totaled 453,268; 294,090 and 565,091 for the years ended June 30, 2003, 2002 and 2001, respectively.

RECLASSIFICATIONS

Certain prior years' amounts have been reclassified to conform to the 2003 financial statement presentation.

ADOPTION OF SFAS AND NEW ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, amendment to FASB Statement No. 13, and Technical Corrections," among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30 as extraordinary. There was no impact from the adoption of this standard.

The provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," were adopted as of the beginning of the year. This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (including Certain Costs Incurred in a Restructuring)." The standard requires that a liability for costs associated with an exit or disposal activity be recognized only when a liability is incurred. Prior to the adoption of this standard, liabilities were generally recognized when management, with an appropriate level of authority, committed to a plan for the exit or disposal of an activity. The Company announced in October 2002 that restructuring charges in the range of $11 to $12 million would be recorded over the next 18 months. If this standard had not been adopted, a significant portion of these charges would have been recorded in the current year instead of the $5.6 million (pre-tax) which has been recorded.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends the transition and disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Statement 148 provides methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company adopted the interim period disclosure provisions of SFAS No. 148 in the third quarter of this year. The adoption of SFAS No. 148 had no effect on the Company's financial condition or results of operations.

INVENTORIES
Inventories are comprised of (in thousands):
JUNE 30                                          2003      2002
Raw materials.............................    $28,954   $33,257
Work in process...........................     19,074    21,779
Finished goods............................     34,502    37,895
   Total..................................    $82,530   $92,931

GOODWILL
Changes to goodwill during the years ended June 30, 2003 and 2002 are as follows (in thousands):

                                                 2003      2002
Balance at beginning of year..............   $ 36,250  $ 41,069
Impairments/dispositions..................      (421)   (3,779)
Additions.................................     12,040       313
Other adjustments.........................      2,133   (1,353)
Balance at end of year....................   $ 50,002  $ 36,250

Goodwill additions, improvements and dispositions are discussed elsewhere in the Notes to Consolidated Financial Statements.

DEBT
Debt is comprised of (in thousands):
JUNE 30                                          2003      2002
Bank credit agreements....................   $ 34,200   $74,732
Institutional investors
   5.94% to 7.13% (due 2004-2012).........     71,429    53,571
Other 3.0% to 4.85%
   (due 2004-2018)........................      3,928     4,005
    Total.................................    109,557   132,308
Less current portion......................        538    82,221
      Total long-term debt................   $109,019   $50,087

BANK CREDIT AGREEMENTS

At June 30, 2003, the Company has an unsecured revolving credit facility (the "Facility") with eight banks that provides for a maximum credit line of $130,000,000. Borrowings under the Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate, plus an applicable percentage based on the Company's consolidated leverage ratio, as defined by the Facility. As of June 30, 2003, the effective rate of interest for outstanding borrowings under the Facility was 2.25%. The Company is required to pay an annual fee of 0.3% on the maximum credit line. As of June 30, 2003, the Company had borrowings of $34 million under the Facility. As of June 30, 2002, the Company had borrowings under a prior agreement of $50 million. Available borrowings under the Facility are reduced by unsecured short-term borrowings. At June 30, 2003, the Company had the ability to borrow an additional $95 million under the Facility.

The Company also has a money market credit facility with a bank. The agreement provides for a maximum credit line of $10,000,000 and is unsecured. Borrowings under the money market facility reduce available borrowings under the revolving credit agreement. As of June 30, 2003, the Company had borrowings of $200,000. The Company has the option of refinancing this amount under the revolving credit facility and as such has classified this amount as long term.

INSTITUTIONAL INVESTOR AGREEMENTS

The Company has three note purchase agreements with institutional investors of $25,000,000, $25,000,000 and $50,000,000 dated October 2002, October 1998 and
September 1995, respectively. The notes bear interest at annual rates of 5.94%, 6.80% and 7.13%, respectively. Both note purchase agreements of $25,000,000 require payment of interest annually and are due and payable in October 2012 and October 2008, respectively. The $50,000,000 note purchase agreement requires annual payments of interest and principle each September. As of June 30, 2003 and 2002, the balance outstanding under the note purchase agreements aggregated $71,429,000 and $53,571,000, respectively.

INTEREST RATE SWAP AGREEMENTS

At June 30, 2003, the Company had no interest rate swap contracts open. At June 30, 2002, the Company had one interest rate swap contract with a notional amount of $10.0 million. The agreement converted debt with a variable interest rate to a fixed interest rate of 7.5% and matured in May 2003.

LOAN COVENANTS AND REPAYMENT SCHEDULE

The Company's loan agreements contain a limited number of provisions relating to the maintenance of certain financial ratios and restrictions on additional borrowings and investments. The most restrictive of these provisions requires that the Company maintain a minimum ratio of earnings to fixed charges, as defined, on a trailing four quarters basis and a minimum net worth level, as defined.

Debt is due as follows:  2004, $538,000; 2005, $75,000; 2006, $55,629,000;
2007, $3,573,000; and thereafter, $49,742,000.

FAIR VALUE OF DEBT

The fair value of the Facility approximates the carrying value due to the short-term nature of the underlying debt and the variability of the interest rate. The fair value of the Institutional Investor Agreements was estimated to be approximately $79 million at June 30, 2003.

ACCRUED PAYROLL AND EMPLOYEE BENEFITS
This current liability caption consists of (in thousands):

JUNE 30                                          2003           2002
Payroll...................................    $13,680        $13,091
Benefits..................................      3,059          1,654
Taxes.....................................        240            199
   Total..................................    $16,979        $14,944

COMMITMENTS

The Company leases certain property and equipment under agreements with initial terms ranging from one to twenty years. Rental expense for the years ended June 30, 2003, 2002 and 2001 was approximately $8,100,000; $8,200,000 and
$7,500,000, respectively. At June 30, 2003, the minimum annual rental commitments under noncancelable operating leases, principally real estate, were approximately: 2004, $6,000,000; 2005, $4,600,000; 2006, $3,400,000; 2007,
$2,900,000; 2008, $2,500,000; and thereafter, $5,700,000.

CONTINGENCIES

The Company is a party to various claims and legal proceedings related to environmental and other matters generally incidental to its business. Management has evaluated each matter based, in part, upon the advice of its independent environmental consultants and in-house personnel. Management has considered that such matters are not material to the consolidated financial statements.

INCOME TAXES
The provision for income taxes consists of (in thousands):

                                      2003       2002      2001
Current:
   Federal......................  $  1,925   $  7,314  $ 11,095
   State........................       887      1,186     1,003
   Non-U.S......................     4,906      2,079     2,080
   Total........................     7,718     10,579    14,178
Deferred........................     (704)      (922)     3,221
   Total........................  $  7,014   $  9,657  $ 17,399

The components of income from continuing operations before income taxes and cumulative effect of the change in accounting principle are as follows (in thousands):
                                      2003       2002      2001
U.S. Operations.................  $  9,817   $ 24,940  $ 35,954
Non-U.S. Operations.............    11,034      5,346     6,108
   Total........................  $ 20,851   $ 30,286  $ 42,062

A reconciliation of the U.S. Federal income tax rate on continuing operations before cumulative effect of a change in accounting principle to the effective income rate is as follows:
                                       2003       2002     2001
Statutory tax rate...................  35.0%     35.0%     35.0%
Non-U.S..............................   1.4       0.4       2.9
State taxes..........................   2.5       2.8       3.0
Non-deductible goodwill..............    -          -       1.0
Contingencies........................    -       (4.3)       -
Tax credits........................    (3.4)        -        -
Other................................  (1.9)     (2.0)     (0.5)

Effective income tax rate............  33.6%     31.9%     41.4%

The Company changed its tax contingency reserve by $1.3 million in 2002. This was primarily the result of management's evaluation of the need for certain liabilities that had been established for various tax contingencies in prior years. The Company considered the level of recorded amounts, the status of tax filings under examination by the Internal Revenue Service and the ability to benefit from distributions from foreign subsidiaries.

During 2003, as a part of ongoing tax strategies, the Company completed a multi-year research and development (R&D) tax credit project. As a result of the project, previously filed Federal and state tax returns were amended for the years 1997 through 2001. Based on these amended tax returns, benefits, net of associated project cost, of up to $2 million could be realized. Taxing authorities have initiated an examination of these amended returns and any benefit will be recorded in the Consolidated Statements of Income when those examinations are complete or the results of the review can be reasonably estimated with a high level of certainty.

Significant components of the Company's deferred income taxes are as follows
(in thousands):
                                                 2003      2002
Deferred tax liabilities:
   Accelerated depreciation................. $  8,668  $  9,291
   Net pension credit.......................   16,320    15,774
   Other items..............................      154       327
Deferred tax assets:
   Expense accruals.........................  (6,367)   (5,930)
   Additional minimum pension liability..... (21,564)         -
   Compensation costs.......................    (570)     (553)
   Net deferred tax (asset)/liability....... $(3,359)  $ 18,909

Deferred income taxes are reported in the
  Consolidated Balance Sheet as:
   Long-term deferred tax asset............. $(21,564) $      -
   Long-term deferred tax liabilities.......   18,205    18,909
   Net deferred tax (asset)/liability....... $(3,359)  $ 18,909

At June 30, 2003, unrepatriated earnings of non-U.S. subsidiaries totaled $33,825,000. No provision for U.S. income and foreign withholding taxes has been made for substantially all unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely or the distribution of any remaining amount would be principally offset by foreign tax credits. The determination of the withholding taxes that would be payable upon remittance of these earnings and the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

INDUSTRY SEGMENT INFORMATION

The Company has determined that it has three distinct reportable segments:
Food Service, Consumer and Industrial. These three segments are managed separately, and the operating results of each segment are regularly reviewed and evaluated separately by the Company's senior management. During fiscal 2002, the Company realigned how certain operations are managed and reported to the chief decision maker. The segment information for fiscal 2001 has been recast to reflect the realignment. The Food Service and Industrial segments information have also been recast to reflect the impact of discontinued operations.

Net sales include only transactions with unaffiliated customers and include no significant intersegment or export sales. Operating income by segment and geographic area excludes general corporate and interest expenses. Assets of the Corporate segment consist primarily of cash, administrative buildings, equipment, prepaid pension cost, and other non-current assets.

                                                     DEPRECIATION AND
                             NET SALES                 AMORTIZATION
YEAR ENDED JUNE 30
(IN THOUSANDS)        2003      2002       2001    2003     2002      2001
Food Service...   $141,867 $ 135,308  $ 143,075 $ 2,103  $ 2,089   $ 2,180
Consumer.......     99,814   110,150    115,615   1,524    1,501     1,695
Industrial.....    332,855   317,743    327,836   9,575    9,538     9,039
Corporate
  and Other....          -         -          -     349      364     1,307
   Total.......   $574,536 $ 563,201  $ 586,526 $13,551  $13,492   $14,221


AS OF AND YEAR            ASSETS EMPLOYED           CAPITAL EXPENDITURES
 ENDED JUNE 30
(IN THOUSANDS)        2003      2002       2001    2003     2002      2001
Food Service...   $ 65,345 $  64,559  $  73,927 $ 1,310  $   520  $  1,569
Consumer.......     36,785    42,971     45,078     605    1,626       527
Industrial.....    268,459   255,330    264,011   5,871    7,646    11,475
Corporate
 and Other.....     51,891    43,179     41,248      96       91       183
   Total.......   $422,480 $ 406,039  $ 424,264 $ 7,882  $ 9,883  $ 13,754

                                                        INCOME FROM
                                GOODWILL                 OPERATIONS
                             YEAR ENDED JUNE 30       YEAR ENDED JUNE 30
(IN THOUSANDS)                  2003      2002     2003      2002     2001
Food Service............  $      467  $    672 $ 10,455  $  9,802 $ 13,627
Consumer................       1,571     1,571    2,014     7,114    9,680
Industrial..............      47,670    33,734   35,057    33,419   37,610
Restructuring charge....           -         -  (5,580)         -        -
Other expenses, net.....           -         -  (1,306)         -        -
Corporate...............         294       273 (12,979)  (11,342)  (8,057)
   Total................  $   50,002  $ 36,250 $ 27,661  $ 38,993 $ 52,860

PRODUCT NET SALES INFORMATION:

YEAR ENDED JUNE 30 (IN THOUSANDS)          2003       2002      2001
Food preparation, storage
  and presentation products..........  $197,882  $ 190,652  $204,123
Printing and publishing
  products...........................   106,552    113,685   126,115
Home and road construction
  products...........................   123,735    123,084   118,483
Aerospace, automotive and
  electronic products................   128,500    116,090   117,612
Miscellaneous........................    17,867     19,690    20,193
   Total.............................  $574,536  $ 563,201  $586,526

FINANCIAL DATA RELATED TO NON-U.S. OPERATIONS:

AS OF AND YEAR ENDED JUNE 30                         NON-U.S.
(IN THOUSANDS)                             2003       2002      2001
Net sales............................  $ 86,661   $ 68,345   $72,911
Income from operations...............    14,146      5,628     6,330
Long-lived assets....................    31,921     30,488    32,511

EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The majority of employees are covered by defined benefit pension plans, including certain employees in foreign countries. Plan assets are generally invested in common stocks and fixed income securities. Contributions for U.S. plans are generally equal to the minimum amounts required by federal laws and regulations. Foreign plans are funded in accordance with the requirements of regulatory bodies governing each plan.

The components of net pension expense (credit) are as follows (in thousands):

YEAR ENDED JUNE 30                         2003       2002      2001
Service cost.....................      $  5,670   $  5,165   $ 4,687
Interest cost....................        12,227     11,732    10,949
Expected return on
   plan assets...................      (18,211)   (18,620)  (17,874)
Amortization of prior
   service cost..................           263        252       214
Recognized actuarial loss........           744        521       153
Amortization of transition
   asset.........................         (191)    (1,075)   (1,738)
    Net pension expense/(credit).      $    502   $(2,025)   $(3,609)

The following table sets forth the funded status and amounts recognized as of
June 30, 2003 and 2002 for the Company's U.S. and non-U.S. defined benefit pension plans (in thousands):
YEAR ENDED JUNE 30                                    2003      2002
Change in benefit obligation:
 Benefit obligation, beginning of year.....      $ 171,744  $157,083
 Service cost..............................          5,192     5,165
 Interest cost.............................         12,227    11,732
 Employee contributions....................            240       212
 Amendments/settlements/curtailments.......            125       308
 Actuarial loss............................         23,007     8,656
 Foreign currency exchange rate changes....          3,679       254
 Benefits paid.............................       (11,698)  (11,666)

 Benefit obligation, end of year...........      $ 204,516  $171,744

YEAR ENDED JUNE 30                                    2003      2002
Change in plan assets:
 Fair value of plan assets,
   beginning of year.......................      $ 169,247  $170,703
 (Loss)/return on plan assets..............       (19,562)     8,319
 Employer contribution.....................            712       596
 Employee contributions....................            240       212
 Foreign currency exchange rate changes....          1,502       278
 Benefits paid.............................       (10,884)  (10,861)
 Fair value of plan assets, end of year....      $ 141,255  $169,247

Funded status..............................      $(63,394)  $(2,447)
Unrecognized transition asset..............          (117)     (290)
Unrecognized net actuarial loss............        106,184    44,747
Unrecognized prior service cost............          1,952     2,053
Net amount recognized......................      $  44,625  $ 44,063
Amounts recognized in the balance
 sheet consist of:
 Prepaid benefit cost......................      $  25,923  $ 47,405
 Additional minimum liability..............       (34,759)         -
 Intangible asset..........................          1,791         -
 Accrued benefit liability.................        (4,588)   (3,342)
 Accumulated other comprehensive income....         56,258         -
Net amount recognized......................      $  44,625   $44,063

YEAR ENDED JUNE 30                               2003           2002
Weighted average assumptions as of June 30
Discount rate........................    5.50 - 6.50%   4.00 - 7.30%
Expected return on assets............    7.50 - 9.00%   8.50 - 9.60%
Rate of compensation increase........    3.00 - 4.00%   3.50 - 4.00%

Included in the above are the following assumptions relating to the defined benefit pension plans in the United States for fiscal 2003: discount rate 6.5%, expected return on assets 9.0% and rate of compensation increase 4.0%. For fiscal 2002 the assumptions were discount rate 7.3%, expected return on assets 9.6% and rate of compensation increase 4.0%. The U.S. defined benefit pension plans represent the majority of the Company's pension obligations.

Certain U.S. employees are covered by union-sponsored, multi-employer pension plans. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. Pension expense for these plans was $1,768,000; $1,973,000; and $1,953,000 in 2003,
2002 and 2001, respectively.

ADDITIONAL MINIMUM PENSION LIABILITY

The significant downturn in the equities markets and a decrease in interest rates has impacted both the fair value of the Pension Plans' assets and the accumulated benefit obligation. At the most recent measurement date, March 31, 2003, the valuation of the Company's obligation for its defined benefit pension plans, the accumulated benefit obligation, for several of the defined benefit plans exceeded the fair value of related plan assets. This resulted in the Company incurring an additional minimum pension liability of $58.1 million at June 30, 2003 related to its U.S. salaried plan, the SERP plan and U.K. plan, representing the total of unfunded accumulated benefit obligations plus the previously recorded prepaid pension assets. The June 30, 2003 additional minimum liability was reduced to $33 million by an intangible asset of $1.8 million to the extent of unrecognized prior service cost and $23.3 million of the previously recorded prepaid pension assets. The minimum liability, net of the intangible recorded, of $56.3 million was recorded as a component of other comprehensive loss, net of a tax benefit of $21.6 million.

During 2003, the Company made contributions of $2.2 million to the above plans. Future changes in the additional minimum liability will be dependent on several factors including actual returns on our pension plan assets, company contributions, benefit plan changes and our assumed discount rate. Actuarial assumptions have a significant impact on both pension and other postretirement benefit expenses.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $161 million, $139 million and $100 million respectively, as of June 30, 2003 and $6 million $5 million and $0, respectively as of June 30, 2002.

RETIREMENT SAVINGS PLANS

The Company has primarily two employee savings plans, one for salaried employees and one for hourly employees. Substantially all of the Company's full-time domestic employees are covered by these savings plans. Under the provisions of the plans, employees may contribute a portion of their compensation within certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of its employees under the plans. Company contributions were $957,000, $1,775,000 and $1,975,000 for the years ended June 30, 2003, 2002 and 2001, respectively. At June 30, 2003, the salaried plan holds approximately 1.0 million shares of Company stock, representing approximately 59% of the holdings of the plan.

OTHER PLANS

Certain retired executives are covered by an Executive Life Insurance Program. During 2003 two executives retired and the Board of Directors approved benefits under this plan of approximately $5.6 million. The $5.6 million charge is included in Other operating expense, net in the Consolidated Statements of Income.

The aggregate present value of current vested and outstanding benefits to all participants was approximately $5,088,000 and $1,532,000 at June 30, 2003 and 2002, respectively and will be paid over the next ten years.

KEY EMPLOYEE SHARE OPTION PLAN (KEYSOP)

In fiscal 2002, the Company created a Key Employee Share Option Plan (the "KEYSOP"). The purpose of the KEYSOP is to provide alternate forms of compensation to certain key employees of the Company commensurate with their contributions to the success of the Company's activities. Under the KEYSOP, certain employees are granted options by the Compensation Committee and designated property is purchased by the Company and placed in a Rabbi trust. The option price is set at the date of the grant is 25% of the fair value of the underlying assets. During fiscal 2003, the Company granted options to two key employees prior to their retirement. Assets associated with the plan were $6.4 million at June 30, 2003. As of June 30, 2003, the Company has recorded a liability of approximately $4.9 million associated with the grants made during fiscal 2003.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company sponsors unfunded postretirement medical and life plans covering certain full-time employees who retire and have attained the requisite age and years of service. Retired employees are required to contribute toward the cost of coverage according to various established rules.

The Company records postretirement benefits (such as health care and life insurance) during the years an employee provides services.

The following table sets forth the funded status of the postretirement benefit plans and accrued postretirement benefit cost reflected in the consolidated balance sheet at year end (in thousands):
YEAR ENDED JUNE 30                                    2003      2002
Change in benefit obligation:
 Benefit obligation, beginning of year....        $  5,744   $ 8,692
 Service cost.............................              98       131
 Interest cost............................             407       653
 Participant contributions................             326       361
 Actuarial loss/(gain)....................           4,506   (3,190)
 Benefits paid ...........................           (672)     (903)
Benefit obligation, end of year...........          10,409     5,744
Fair value of plan assets.................               -         -
Funded status.............................        (10,409)   (5,744)
Unrecognized net actuarial (gain)/loss....             825   (3,895)
Unrecognized transition obligation........           4,441     4,886
   Net amount recognized..................        $(5,143)   $(4,753)

The assumed weighted average discount rate as of June 30, 2003 and 2002 was 6.50% and 7.30% respectively. The annual assumed rate of increase in the per capita cost of covered health care benefits is 8.0% for retirees under age 65 in 2003 and 9.0% in 2002, trending down to 5.0% in 2006 and is assumed to remain at that level thereafter. A 1% increase in the assumed health care cost trend rate would have increased the accumulated benefit obligation by $1,169,000 and the net postretirement cost by $62,000 in 2003.

Net postretirement benefit costs are as follows (in thousands):
YEAR ENDED JUNE 30                         2003       2002      2001
Service cost.........................    $   98    $   131    $   86
Interest cost........................       407        653       476
Amortization of
  transition obligation..............       445        445       445
Net amortization and deferral........     (215)       (37)     (184)
   Net postretirement benefit cost...    $  735    $ 1,192    $  823

STOCK BASED COMPENSATION AND PURCHASE PLANS

STOCK BASED COMPENSATION PLANS

Under incentive compensation plans, the Company is authorized to, and has made grants of, stock options, restricted stock and performance share units to provide equity incentive compensation to key employees. At June 30, 2003, 1,746,129 shares of common stock were reserved for issuance under these plans. Of this amount, 920,701 shares are for options granted but unexercised and 49,298 shares are for restricted stock grants outstanding.

STOCK OPTION PLANS

SFAS No. 123 encourages, but does not require companies to record compensation cost for stock based employee compensation plans at fair value. The Company has chosen to continue to account for stock based compensation using the intrinsic method. Under the intrinsic method, the compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the option exercise price and is charged to operations over the vesting period.

At June 30, 2003, the Company has made grants of options under various stock option plans. Generally, these options may be granted at or below fair market value as of the date of grant and must be exercised within the period prescribed by the Compensation Committee of the Board of Directors at the time of grant but no later than ten years from the date of grant. Certain options granted at fair value can be exercised anytime after six months from the date of grant, and other options can only be exercised in accordance with the vesting schedules prescribed by the Committee.

RESTRICTED STOCK AWARDS

The Company may award shares of restricted stock to eligible employees at no cost, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights. Such shares and rights are subject to forfeiture if certain employment conditions are not met. During the restriction period, recipients of the shares are entitled to dividends on such shares, providing that such shares are not forfeited. Dividends are accumulated and paid out at the end of the restriction period. During 2003 and 2002, the Company granted 1,000, and 45,000 shares, respectively, of restricted stock to eligible employees. Restrictions on the stock lapse between 2003 through 2010. Through June 30, 2003, restrictions on 100,242 shares have lapsed. Upon issuance of the shares, an unamortized compensation expense on the dates of the grant was charged to stockholders' equity and will be amortized over the restriction period. For the years ended June 30, 2003 and 2002, $1,028,000 and $601,791, respectively, was recognized as compensation expense.

EXECUTIVE COMPENSATION PROGRAM

The Company operates a compensation program for key employees. The plan contains both an annual component as well as long-term component. Under the annual component, participants are required to defer 20% (and may elect to defer up to 50%) of their annual incentive compensation in restricted stock which is purchased at a discount to the market. During the restriction period, recipients of the shares are entitled to dividends on such shares, providing that such shares are not forfeited. Dividends are accumulated and paid out at the end of the restriction period. The restrictions on the stock expire after three years. At June 30, 2003 and 2002, respectively, 36,742 and 53,115 shares of restricted stock are outstanding and subject to restrictions that lapse between 2003 and 2004. The compensation expense associated with this short-term incentive program is charged to income over the restriction period. The Company recorded compensation expense related to this program of $70,000 and $166,000 for the years ended June 30, 2003 and 2002, respectively.

Under the long-term component, grants of performance share units ("PSU's") are made annually to key employees and are earned based on the achievement of certain overall corporate financial performance targets over a three-year period. In addition, stock options are awarded under this program at the fair market value as of the date of grant. These options vest ratably over five years and must be exercised within seven years. In certain circumstances, such as retirement or a change in control, vesting of the options granted are accelerated and PSU's are paid off on a pro-rata basis. At June 30, 2003, under this program 50,300 shares were subject to the restrictions related to the PSU's. Compensation expense, if any, associated with the PSU's is recorded to expense as the achievement of future performance objectives appears probably. Recipients of the PSU's do not receive dividend rights until such time as the shares have been issued.

A summary of stock options and awards issued under the above plans is as follows:
                                                                WEIGHTED
                                                    NUMBER       AVERAGE
                                                        OF      EXERCISE
YEAR ENDED JUNE 30                                  SHARES         PRICE
Outstanding, June 30, 2000
 ($0.00 to $32.1875 per share)............         914,472     $  21.17
Granted ($0.00 to $18.6875 per share).....         205,551        16.95
Exercised ($0.00 to $23.375 per share)....       (165,642)        18.62
Canceled ($0.00 to $31.5625 per share)....        (41,649)        26.18

Outstanding, June 30, 2001
 ($0.00 to $32.1875 per share)............         912,732        20.45
Granted ($0.00 to $21.45 per share).......         228,000        15.43
Exercised ($0.00 to $25.875 per share)....        (66,450)        18.99
Canceled ($0.00 to $32.1875 per share)....       (106,889)        23.51

Outstanding, June 30, 2002
 ($0.00 to $31.5625 per share)............         967,393        19.03
Granted ($0.00 to $19.90 per share)                195,300        19.80
Exercised ($0.00 per share)...............        (32,820)           -
Canceled ($0.00 to $31.5625 per share)....       (159,874)         9.91

Outstanding, June 30, 2003
 ($0.00 to $31.5625 per share)............         969,999        21.33
Exercisable, June 30, 2003
 ($0.00 to $31.5625 per share)............         655,108     $  23.59

The following table sets forth information regarding options outstanding at
June 30, 2003:
                                                                      WEIGHTED
                                                                       AVERAGE
                              WEIGHTED      WEIGHTED                  EXERCISE
                               AVERAGE       AVERAGE      NUMBER        PRICES
NUMBER      RANGE OF          EXERCISE     REMAINING   CURRENTLY FOR CURRENTLY
OF OPTIONS  PRICES            PRICE LIFE    (YEARS)     EXERCISABLE   EXERCISABLE
EXERCISE
147,533    $16.4375- $18.6875   $18.57        5          102,020        $18.53
319,900    $18.85 - $19.90      $19.46        5          134,900        $19.35
195,528    $21.45 - $24.75      $23.04        4          160,448        $23.25
189,100    $25.875- $28.375     $27.35        5          189,100        $27.35
 68,640    $28.50 - $31.5625    $29.88        4           68,640        $29.88
920,701    $16.4375- $31.5625   $21.33        4          655,108        $23.59

As discussed above, the Company has chosen to continue to account for stock based compensation using the intrinsic value method to measure compensation expense.  Had the Company used the fair value method to measure compensation for grants after fiscal 1995, net income and earnings per share would have been as follows:
YEAR ENDED JUNE 30 (IN THOUSANDS)                2003      2002       2001
Income before cumulative effect
 of a change in accounting
principle............................        $ 14,149  $ 20,397   $ 24,897

Less: Total stock-based compensation,
 net of income taxes.................           (663)   (1,115)    (1,447)

Proforma Net Income..................        $ 13,486  $ 19,282   $ 23,450
Proforma Earnings Per Share
 Basic...............................        $   1.12  $   1.59   $   1.93
 Diluted.............................        $   1.11  $   1.57   $   1.90

Excluded from the above table for fiscal 2002 is a cumulative effect of a change in accounting principle of $3,779,000 or 31 cents per share.

Options granted during 2003, 2002 and 2001 had a weighted average grant date fair value of $3.46, $3.93, and $5.13, respectively.  The fair value of option on the grant date was measured using the Binomial option pricing model.  Key assumptions used to apply this pricing model are as follows:
YEAR ENDED JUNE 30                    2003            2002            2001
Range of risk-free
  interest rates.......... 1.69% to 3.49%   4.41% to 4.50%  4.29% to 6.18%
Range of expected
 life of option
 grants (in years)........       .6 to 7           5 to 7          3 to 7
Expected volatility of
 underlying stock ........            27%   30.0% to 30.6%  34.4% to 35.8%
Range of expected
 quarterly dividends
 (per share)..............        $0.21             $0.21  $0.20 to $0.21

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

EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan that allows employees to purchase shares of common stock of the Company at a 15% discount from the lower of the market value at the beginning or the end of each quarter. Shares of stock reserved for the plan were 164,326 at June 30, 2003. Shares purchased under this plan aggregated 65,959, 67,540; and 76,081; in 2003, 2002 and 2001,
respectively.

RIGHTS PLAN

The Company has a Shareholder Rights Plan for which purchase rights have been distributed as a dividend at the rate of one right for each share of common stock held. The rights may be exercised only if an entity has acquired beneficial ownership of 15% or more of the Company's common stock, or announces an offer to acquire 15% or more of the Company.

ACQUISITIONS

In June 2003, certain assets and liabilities of I R International Inc. ("IR") and Dornbusch & cia were acquired for a total purchase price of $19.7 million in cash and stock. IR manufactures, distributes and sells industrial, gravure and embossing rolls and plates, laser and gravure engraving, and provides texturing and coating services. IR has operations located in Virginia and Brazil and will be integrated with existing Standex Engraving operations. The purchase price was allocated to the fair value of the assets acquired and liabilities assumed and resulted in the recognition of goodwill of approximately $11,900,000.

In September 2002, the Company purchased substantially all of the assets of Cincinnati, Ohio-based CIN-TRAN, Inc., a manufacturer of custom UL/CSA approved low-frequency transformers. The allocation of the purchase price resulted in the recognition of approximately $63,000 in goodwill.

In December 2002, the Company acquired Millennium Molds, a repairer of injection molds. The allocation of the purchase price resulted in the recognition of approximately $77,000 in goodwill.

In April 2001, ATC-Frost Magnetics, Inc. was purchased for a total of $15,700,000 in cash and stock. ATC-Frost is a leading manufacturer of custom magnetic components in Canada. This transaction was accounted for as a purchase and, accordingly, the consolidated financial statements include the results of the acquired company from its acquisition date. The purchase price of the acquisition was allocated to the assets acquired based on their fair market values and resulted in the recognition of goodwill of approximately $10 million.

If the acquisitions completed during fiscal 2003 had occurred as of the beginning of the year, consolidated results of operations for 2003 would not have been materially affected.

DISCONTINUED OPERATIONS, RESTRUCTURINGS, ASSET IMPAIRMENTS AND DISPOSITIONS

DISCONTINUED OPERATIONS

During 2003, we exited our H.F. Coors China Company (Food Service) and National Metals (Industrial) businesses. These actions were also taken as part of our realignment plan as we concluded that the two businesses either had limited growth prospects or that these businesses were not suited for long-term strategic growth under our ownership. The real property of H.F. Coors and the business were sold in separate transactions while National Metal Industries was closed. Discontinued operations include the results of operations of these businesses and the gain realized on the sale of the H.F. Coors property, net of our exit costs.

All interim and full year reporting periods have been restated to reflect the discontinued operations discussed above.  Earnings (losses) from discontinued
operations include the following results for the years ended June 30:
(IN THOUSANDS)                                   2003      2002       2001
Net sales............................        $  6,836  $ 10,791   $ 13,626
Operating income.....................             509     (430)        403

Earnings (losses) from discontinued
 operations, net of taxes............           (639)     (232)        234
Gains (losses) on sale of discontinued
 operations, net of taxes............             951         0        (0)

Total net earnings (losses) from
 discontinued operations.............        $    312  $  (232)   $    234

The major classes of discontinued assets and liabilities included in the
Consolidated Balance Sheets are as follows:
(IN THOUSANDS)                                        2002      2001
Assets:
Current assets.................................   $    558   $ 3,125
Non-current assets.............................        682     3,069

   Total assets of discontinued operations.....   $  1,240   $ 6,194

Liabilities:
Current liabilities............................   $    466   $   696

   Total liabilities of discontinued operations   $    466   $   696

RESTRUCTURING, ASSET IMPAIRMENTS AND DISPOSITIONS

In October 2002, the Company announced it was incurring restructuring charges over the next eighteen months in the amount of $11 to $12 million before taxes. The restructuring plan involves the (1) disposal, closing or elimination of certain under-performing and unprofitable operating plants, product lines, manufacturing processes and businesses; (2) realignment and consolidation of certain marketing and distribution activities; and (3) other cost containment actions, including selective personnel reductions. The charges have been and will be recorded in the Consolidated Statements of Income under the caption "Restructuring/Asset Impairment." The components of the total estimated charges include involuntary employee severance and benefits costs totaling $4,772,000, asset impairments of $1,773,000 and shutdown costs of $4,812,000.

A summary of the charges for the year is as follows (in thousands):
                                         YEAR ENDED JUNE 30, 2003
                          INVOLUNTARY
                             EMPLOYEE
                        SEVERANCE AND        ASSET     SHUTDOWN
                       BENEFITS COSTS   IMPAIRMENT        COSTS      TOTAL
Cash expended.............    $ 1,177     $      -       $  489    $ 1,666
Accrued/Non-cash..........      2,638        1,210           66      3,914
   Total..................    $ 3,815     $  1,210       $  555    $ 5,580

During 2003, the Company closed and consolidated certain manufacturing facilities which were under utilized. In June 2003, the Company received an offer to sell the remaining assets and property associated with one of the facilities in the Industrial segment. Based on that offer, the assets associated with that property were reduced by $1.1 million to their fair value of $423,000 and classified as held for sale. The estimated loss was recorded as part of the restructuring activities and asset impairments. The Company expects to sell these assets by the end of 2004.

In addition, certain other assets were disposed of during 2003. The disposition of these assets resulted in a net gain of $4.3 million, and is included in Other operating expense, net in the Statement of Consolidated Income.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The unaudited quarterly results of operations for the years ended June 30, 2003 and 2002 are as follows:

YEAR ENDED JUNE 30                                   2003
(IN THOUSANDS,
 EXCEPT PER SHARE DATA)              FIRST     SECOND     THIRD     FOURTH
Net sales.................        $144,710   $147,127  $135,929   $146,770
Gross profit margin.......          46,136     49,895    42,686     46,766
Income from
 continuing operations....           4,509      3,581     1,870      3,877
EARNINGS PER SHARE
  Basic...................            0.37       0.30      0.16       0.32
  Diluted.................            0.37       0.29      0.16       0.32

YEAR ENDED JUNE 30                                   2002
(IN THOUSANDS,
 EXCEPT PER SHARE DATA)              FIRST     SECOND     THIRD     FOURTH
Net sales.................        $140,745   $146,895  $134,276   $141,285
Gross profit margin.......          45,421     51,969    43,067     45,451
Income from
 continuing operations....           5,506      6,338     3,538      5,247
EARNINGS PER SHARE
  Basic...................            0.45       0.53      0.29       0.43
  Diluted.................            0.45       0.51      0.29       0.43

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

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE


                                     None

                                   PART III


             ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF STANDEX

The Company will file with the Securities and Exchange Commission ("SEC") a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended June 30, 2003 (the "Proxy Statement"). The information required by this item and not provided in Item 4 "Executive Officers of Standex" is incorporated by reference from the Proxy Statement under the captions "Election of Directors," "Stock Ownership in the Company," "Other Information Concerning the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance."

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

                       ITEM 14.  CONTROLS AND PROCEDURES

The management of the Company, including the Company's President/Chief Executive Officer and the Vice President/Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2003. Based on such evaluation, the Company's President/Chief Executive Officer and the Vice President/Chief Financial Officer have concluded that as of June 30, 2003, such disclosure controls and procedures were effective in timely alerting the Company's management to material information required to be included in this Form 10-K and other Exchange Act filings.

In connection with the evaluation by management, including the Company's President/Chief Executive Officer and the Vice President/Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter and year ending June 30, 2003 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

               ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding aggregate fees billed for each of the last two fiscal years for professional services rendered by the professional accountant for audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q are incorporated by reference in the Proxy Statement under the caption "Fees Paid to Independent Auditors."

                                    PART IV

              ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K

     (a)   Financial Statements and Schedule

           (i) The financial statements required in response to this item are listed in response to Part II, Item 8 of this Annual Report on Form 10-K.

           (ii) The financial statement schedule listed in the accompanying index to the Consolidated Financial Statements and Schedules is filed as part of this Annual Report on Form 10-K.

     (b)   Reports on Form 8-K

On April 24, 2003, Standex submitted a Report on Form 8-K incorporating under Items 9 and 12 the Standex third quarter earnings press release. Such Report is not deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 and is not incorporated by reference herein or in any filing under the Securities Act of 1933 or the Exchange Act.

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

           10. (a) Employment Agreement dated May 1, 2000, between the Company and David R. Crichton is incorporated by this reference to the exhibits to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (the "2000 10-K") and an Amendment to the Employment Agreement dated January 30, 2002 is incorporated by this reference to the exhibits to the Quarterly Report of Standex on Form 10-Q for the fiscal quarter ended March 31, 2002 (the "March 2002 10-Q").*

                (b) Employment Agreement dated May 1, 2000, between the Company and Edward J. Trainor is incorporated by this reference to the exhibits to the 2000 10-K and an Amendment to the Employment Agreement dated January 30, 2002 is incorporated by this reference to the exhibits to the March 2002 10-Q.*

                (c) Employment Agreement dated May 1, 2000, between the Company and Edward F. Paquette is incorporated by this reference to the exhibits to the 2000 10-K.*

                (d) Employment Agreement dated May 1, 2000, between the Company and Deborah A. Rosen is incorporated by this reference to the exhibits to the 2000 10-K and an Amendment to the Employment Agreement dated January 30, 2002 is incorporated by this reference to the exhibits to the March 2002 10-Q.*

                (e) Employment Agreement dated April 1, 2001 between the Company and Daniel C. Potter is incorporated by this reference to the exhibits to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (the "2001 10-K").*

                (f) Employment Agreement dated September 1, 2001 between the Company and Christian Storch is incorporated by this reference to the exhibits to the Quarterly Report of Standex on Form 10-Q for the fiscal quarter ended September 30, 2001.*

                (g) Employment Agreement dated December 3, 2001 between the Company and Roger L. Fix is incorporated by this reference to the exhibits to the Quarterly Report of Standex on Form 10-Q for the fiscal quarter ended December 31, 2001.*

                (h) Standex International Corporation 1998 Long-Term Incentive Plan, effective October 27, 1998 is incorporated by reference to the exhibits to the Quarterly Report of Standex on Form 10-Q of the fiscal quarter ended December 31, 1998.*

                (i) Standex International Corporation Profit Improvement Participation Shares Plan as amended and restated on April 26, 1995 is incorporated by reference to the exhibits to the Annual Report of Standex on Form 10-K for the fiscal year ended June 30, 1995 (the "1995 10-K").*

                (j) Standex International Corporation Stock Option Loan Plan, effective January 1, 1985, as amended and restated on January 26, 1994, is incorporated by reference to the exhibits to the 1994 10-K.*

                (k) Standex International Corporation Executive Security Program, as amended and restated on January 31, 2001 is incorporated by reference to the exhibits to the Quarterly Report of Standex on Form 10-Q for the fiscal quarter ended March 31, 2001 (the "March 2001 10-Q").*

                (l) Standex International Corporation 1985 Stock Option Plan effective July 31, 1985, as amended on October 30, 1990, is incorporated by reference to the exhibits to the Annual Report of Standex on Form 10-K for the fiscal year ended June 30, 1991.*

                (m) Standex International Corporation Executive Life Insurance Plan effective April 27, 1994 and as amended and restated on April 25, 2001 is incorporated by reference to the exhibits to the 2001 10-K.*

                (n) Standex International Corporation 1994 Stock Option Plan effective July 27, 1994 is incorporated by reference to the exhibits to the 1994 10-K.*

                (o) Standex International Corporation Supplemental Retirement Plan adopted April 26, 1995 and amended on July 26, 1995 is incorporated by reference to the exhibits to the 1995 10-K.*

                (p) Standex International Corporation Key Employee Share Option Plan dated June 27, 2002 is incorporated by reference to this Annual Report on Form 10-K for the fiscal year ended June 30, 2003.*

                (q) Consulting Agreement dated December 31, 2002 between the Company and Edward J. Trainor is incorporated by this reference to the exhibits to the Quarterly Report of Standex on Form 10-Q for the fiscal quarter ended December 31, 2002 (the "December 2002 10-Q").*

                (r) Consulting Agreement dated December 31, 2002 between the Company and David R. Crichton is incorporated by this reference to the exhibits to the December 2002 10-Q.*

                (s) Employment Agreement dated April 1, 2003 between the Company and Roger L. Fix , which supersedes and replaces the Employment Agreement between the parties dated December 1, 2001, is incorporated by this reference in this Form 10-K for the fiscal year ending June 30, 2003.*

           21.  Subsidiaries of Standex

           23.  Independent Auditors' Consent

           24. Powers of Attorney of David R. Crichton, William R. Fenoglio, Walter F. Greeley, Daniel B. Hogan, Thomas L. King, C. Kevin Landry, H. Nicholas Muller, III, Ph.D., Deborah A. Rosen and Edward J. Trainor

           31.1 Rule 13a-14(a) Certification of President and Chief Executive Officer

           31.2 Rule 13a-14(a) Certification of Vice President and Chief Financial Officer

           32.  Section 1350 Certification

     (d)   Schedule

The schedule listed in the accompanying Index to the Consolidated Financial Statements and Schedules is filed as part of this Annual Report on Form 10-K.


* Management contract or compensatory plan or arrangement.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 8, 2003.


                                STANDEX INTERNATIONAL CORPORATION
                                             (Registrant)


                                By: /s/ ROGER L. FIX
                                    Roger L. Fix
                                    President/Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on September 8, 2003:


       Signature                     Title


/s/ ROGER L. FIX                President/Chief Executive Officer
Roger L. Fix


/s/ CHRISTIAN STORCH            Vice President/Chief Financial Officer
Christian Storch


/s/ ROBERT R. KETTINGER         Corporate Controller (Chief Accounting Officer)
Robert R. Kettinger


Roger L. Fix, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on September 8, 2003 as attorney-in-fact for the following directors of the Registrant:


           David R. Crichton          C. Kevin Landry
           William R. Fenoglio        H. Nicholas Muller, III, Ph.D.
           Walter F. Greeley          Deborah A. Rosen
           Daniel B. Hogan            Edward J. Trainor
           Thomas L. King

                                     /s/ ROGER L. FIX
                                     Roger L. Fix

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

The Company will furnish its 2003 Annual Report, its Proxy Statement and proxy materials to security holders subsequent to the filing of the annual report on this Form. Copies of such material shall be furnished to the Commission when they are sent to security holders.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                  SCHEDULE

Schedule II       Valuation and Qualifying Accounts

Independent Auditors' Report relating to Schedule II


Schedules (consolidated) not listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements submitted.

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of STANDEX INTERNATIONAL CORPORATION
Salem, New Hampshire



We have audited the accompanying consolidated balance sheets of Standex International Corporation and subsidiaries as of June 30, 2003, and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the Index at
Item 16(a)(ii). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Standex International Corporation and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the notes to the consolidated financial statements, on July 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Boston, Massachusetts

August 14, 2003

                                                               Schedule II


              STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

               For the Years Ended June 30, 2003, 2002 and 2001






Column A          Column B        Column C        Column D      Column E
                  Balance          Additions
                  At         Charged to  Charged
                  Beginning  Costs and   to Other               Balance at
Description       of Year    Expenses    Accounts Deductions    End of Year

Allowances
deducted from
assets to which
they apply - for
doubtful accounts
receivable:

 June 30, 2003    $4,609,329  $3,179,702          $(2,734,849)(1)$5,054,182

 June 30, 2002    $3,433,443  $2,724,937          $(1,549,051)(1)$4,609,329

 June 30, 2001    $3,397,174  $1,825,947          $(1,789,678)(1)$3,433,443



(1) Accounts written off - net of recoveries


                            INDEX TO EXHIBITS




                                                                  PAGE
10. (s) Employment Agreement dated April 1, 2003 between the Company and Roger L. Fix, which supersedes and replaces the Employment Agreement between the parties dated December 1, 2001, incorporated by this reference in this Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

21.   Subsidiaries of Standex

23.   Independent Auditors' Consent

24.   Powers of Attorney of David R. Crichton,
      William R. Fenoglio, Walter F. Greeley,
      Daniel B. Hogan, Thomas L. King, C. Kevin Landry,
      H. Nicholas Muller, III, Ph.D., Deborah A. Rosen and
      Edward J. Trainor

31.1  Rule 13a-14(a) Certification of President and Chief
      Executive Officer

31.2  Rule 13a-14(a) Certification of Vice President and
      Chief Financial Officer

32.   Section 1350 Certification