Form 10-K/A
period 2003-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2003-09-10
CIK 310354

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

This Amendment No. 1 to the Standex International Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (the "Form 10-K") is being filed for the purpose of correcting a typographical error in the version filed electronically with the Securities and Exchange Commission. Exhibit 23 entitled INDEPENDENT AUDITORS' CONSENT contained an incorrect date of August 14, 2003. That date should have been September 5, 2003. No other changes are being made by means of this filing.

     The Registrant hereby amends it Exhibit 23 in the previously filed version attached to its Annual Report on Form 10-K by replacing it with the Exhibit 23 attached hereto and incorporated in the Form 10-K for the fiscal year ended June 30, 2003 by this reference.

                                  SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on September 10, 2003:


                               STANDEX INTERNATIONAL CORPORATION
                                          (Registrant)


                               By: /s/ROGER L. FIX
                                     Roger L. Fix
                                     President/Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on September 10, 2003:



      Signature                          Title


/s/ROGER L. FIX                 President/Chief Executive Officer
   Roger L. Fix


/s/CHRISTIAN STORCH             Vice President/Chief Financial Officer
   Christian Storch


/s/ROBERT R. KETTINGER          Corporate Controller (Chief Accounting Officer)
   Robert R. Kettinger