Form 10-Q
period 2003-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 2003-11-05
CIK 310354

UNITED STATES


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended September 30, 2003    Commission File Number 1-7233



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

     Indicate  by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  YES   X      NO __

     The number of shares of Registrant's Common Stock outstanding on September 30, 2003 was 12,204,498.

                       STANDEX INTERNATIONAL CORPORATION


                                   I N D E X




                                                                   Page No.
PART I.    FINANCIAL INFORMATION:

ITEM 1.
 Condensed Statements of Consolidated
 Income for the Three Months Ended
 September 30, 2003 and 2002                                           2

 Condensed Consolidated Balance Sheets, September
 30, 2003 and June 30, 2003                                            3

 Condensed Statements of Consolidated Cash
 Flows for the Three Months Ended September
 30, 2003 and 2002                                                     4

 Notes to Condensed Consolidated Financial Statements                  5-11

ITEM 2.
 Management's Discussion and Analysis of
 Financial Condition and Results of
 Operations                                                            12-16

ITEM 3.
 Quantitative and Qualitative Disclosures About
 Market Risk                                                           17

ITEM 4.
 Controls and Procedures                                               18

PART II.   OTHER INFORMATION:

 Not applicable                                                        19

                        PART I.  FINANCIAL INFORMATION

                       STANDEX INTERNATIONAL CORPORATION
                  Condensed Statements of Consolidated Income
                     (In thousands, except per share data)


                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30
                                                               2003       2002
Net sales                                                   $150,913   $145,498
Cost of sales                                               (102,526)   (98,134)
Gross profit                                                  48,387     47,364
Operating Expenses:
Selling, general and administrative expenses                 (37,990)   (37,273)
Other operating income, net                                       25          -
Restructuring                                                   (549)      (914)
     Total operating expenses                                (38,514)   (38,187)
Income from operations                                         9,873      9,177
Interest expense                                              (1,517)    (1,878)
Other, net                                                        71         68
Income before income taxes                                     8,427      7,367
Provision for income taxes                                    (3,113)    (2,797)
Income from continuing operations                              5,314      4,570
Income/(loss) from discontinued operations, net of taxes        (942)        42
Net income                                                   $ 4,372    $ 4,612

Basic earnings per share:
Income from continuing operations                               $0.44     $0.38
Income/(loss) from discontinued operations                     $(0.08)    $  -

Total                                                           $0.36     $0.38

Diluted earnings per share:
Income from continuing operations                               $0.43     $0.38
Income/(loss) from discontinued operations                     $(0.08)    $   -
Total                                                           $0.35     $0.38

Cash dividends per share                                        $0.21     $0.21

See notes to condensed consolidated financial statements.

                       STANDEX INTERNATIONAL CORPORATION
                     Condensed Consolidated Balance Sheets
                                (In thousands)
                                                          SEPTEMBER 30  JUNE 30
                                                              2003       2003
ASSETS
Current assets
   Cash and cash equivalents                               $10,181     $11,509
   Receivables, net                                         91,597      91,714
   Inventories                                              83,936      82,530
   Prepaid expenses                                         12,569       5,343
     Total current assets                                  198,283     191,096

Property, plant and equipment                              274,925     278,458
   Less accumulated depreciation                           168,157     166,861
     Property, plant and equipment, net                    106,768     111,597

Other assets
   Prepaid pension cost                                     26,166      25,923
   Goodwill, net                                            49,537      50,002
   Long-term deferred tax asset                              3,359       3,359
   Other                                                    23,606      22,298
     Total other assets                                    102,668     101,582

        TOTAL                                             $407,719    $404,275

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Short-term borrowings and current
     portion of long-term debt                              $1,372     $   910
   Accounts payable                                         44,263      41,241
   Income taxes                                              5,164       2,508
   Accrued expenses                                         40,361      40,640
     Total current liabilities                              91,160      85,299

Long-term debt (less current portion
  included above)                                          105,128     109,019
Deferred pension and other liabilities                      49,441      48,035

Stockholders' equity
   Common stock                                             41,976      41,976
   Additional paid-in capital                               13,460      13,370
   Retained earnings                                       390,404     388,593
   Unamortized value of restricted stock                       (97)       (100)
   Accumulated other comprehensive loss                    (33,599)    (31,818)
   Treasury shares                                        (250,154)   (250,099)
     Total stockholders' equity                            161,990     161,922

        TOTAL                                             $407,719    $404,275


See notes to condensed consolidated financial statements.




                       STANDEX INTERNATIONAL CORPORATION
                Condensed Statements of Consolidated Cash Flows
                                (In thousands)
                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30
                                                              2003      2002
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                               $4,372    $4,612
   Income/(loss) from discontinued operations                 (942)       42
   Income from continuing operations                         5,314     4,570
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Asset impairment                                        1,881         -
     Gain on sale of real estate                            (1,906)        -
     Depreciation and amortization                           3,270     3,383
     Non-cash portion of restructuring charge                   54       796
   Net changes in operating assets and liabilities          (5,475)    1,802
   Net cash provided by operating activities
    from continuing operations                               3,138    10,551
   Net cash used for operating activities
    from discontinued operations                               (82)      (19)
   Net cash provided by operating activities                 3,056    10,532

CASH FLOWS FROM INVESTING ACTIVITIES
   Expenditures for property and equipment                  (1,401)   (2,342)
   Expenditures for acquisitions                                 -    (1,538)
   Proceeds from sale of real estate                         2,817         -
   Other                                                       403       (13)
   Net cash provided by/(used for) investing activities
    from continuing operations                               1,819    (3,893)
   Net cash provided by/(used for) investing activities
    from discontinued operations                               195       (78)
   Net cash provided by/(used for) investing activities      2,014    (3,971)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from additional borrowings                       3,762     5,553
   Payments of debt                                         (7,191)   (7,145)
   Cash dividends paid                                      (2,561)   (2,582)
   Reacquisition of shares - stock incentive program
     and employees                                            (705)     (551)
   Other, net                                                  964     1,381
   Net cash used for financing activities
     from continuing operations                             (5,731)   (3,344)
   Net cash used for financing activities
     from discontinued operations                             (284)     (151)
   Net cash used for financing activities                   (6,015)   (3,495)

Effect of exchange rate changes on cash                       (383)      375
Net change in cash and cash equivalents                     (1,328)    3,441
Cash and cash equivalents at beginning of year              11,509     8,092
Cash and cash equivalents at end of period                 $10,181   $11,533

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid/(received) during the three months for:
     Interest                                               $1,188    $2,063
     Income taxes                                           $ (113)  $(1,352)
See notes to condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Management Statement

   In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations, cash flows and comprehensive income for the three months ended September 30, 2003 and 2002 and the financial position at September 30, 2003 and 2002. The interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes do not contain information which would substantially duplicate the disclosure contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2003. The condensed consolidated balance sheet at June 30, 2003 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular, the audited consolidated financial statements for the year ended June 30, 2003. In addition, certain prior year amounts have been reclassified to conform to the current year's presentation. Prior to June 30, 2002, foreign operations were consolidated based on a May 31 year end. Effective July 1, 2002 international operations have been consolidated using a June 30 year end. This change resulted in reporting four months of international sales for the three months ended September 30, 2002, or an additional $4.4 million of net sales. The impact on net income of the additional month of international operations was not significant.

2. Significant Accounting Policies

   The significant accounting policies have not materially changed since the 2003 Form 10-K was filed.

3. Discontinued Operations

   In September, the Company announced it was exiting the German business for roll technology engraving products. The operation, which was part of the Industrial Segment, had not been profitable for the past several years largely because the business lacks the scale to compete effectively with its two largest competitors in the European market, both of which are headquartered in Germany. As a result of the decision to close the business, a pretax charge of $1.1 million was included in discontinued operations in the Condensed Consolidated Statements of Income for the current quarter.

   In fiscal 2003 the Company exited its H. F. Coors China Company (Food Service) and National Metals (Industrial) businesses. The fiscal quarter ended September 30, 2002 has been restated to reflect all three discontinued operations.

                                                      2003            2002
     Net sales                                      $  592          $3,105
     Operating income/(loss)                        (1,512)             73
     Earnings/(loss) from discontinued
        operations, net of taxes                      (942)             42

4. Inventories

   Inventories are valued at the lower of cost or market. Cost is determined using the first in, first out method. Inventories at September 30, 2003 and June 30, 2003 are comprised of the following (in thousands):

                                             September 30       June 30
                Raw materials                   $30,348         $28,954
                Work in process                  20,067          19,074
                Finished goods                   33,521          34,502
                     Total                      $83,936         $82,530

   Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying Condensed Statements of Consolidated Income and were $6.1 million and $5.6 for the three-month periods ended September 30, 2003 and 2002, respectively.

5. Debt

   Debt is comprised of the following (in thousands):
                                             September 30       June 30
                                                   2003            2003
      Bank credit agreements                      $37,500        $34,200
      Institutional investors
      5.94% to 7.13% (due 2004-2012)               64,286         71,429
      Other 3.0% to 4.85% (due 2004-2018)           3,880          3,928
                     Total                        105,666        109,557
                Less current portion                  538            538
                  Total long-term debt           $105,128       $109,019

   The Company's loan agreements contain a limited number of provisions relating to the maintenance of certain financial ratios and restrictions on additional borrowings and investments. The most restrictive of these provisions requires that the Company maintain a minimum ratio of earnings to fixed charges, as defined, on a trailing four quarters basis.

   The Company has a three year, $130 million revolving credit facility which expires in February 2006. At September 30, 2003, the Company had available $91.4 million under this facility. The agreement contains certain covenants including limitations on indebtedness and liens. Borrowings under the agreement bear interest at a rate equal to the sum of a base rate or a Eurodollar rate, plus an applicable percentage based on the Company's consolidated leverage ratio, as defined by the agreement. The effective interest rate at September 30, 2003 was 2.2%. Borrowings under the agreement are not collateralized.

   Debt is due as follows by fiscal year (in thousands): 2004, $505; 2005, $75; 2006, $51,786; 2007, $3,571; 2008, $3,571 and thereafter, $46,158.

   At September 30, 2003, the Company was in compliance with all debt covenants.

6. Pension Plan Expense

   In the fiscal year ended June 30, 2003, the Company recorded a net pension expense of $502,000. The Company expects to report a net pension expense of approximately $5 million in the current fiscal year. Pension expense for the three-month periods ending September 30, 2003 and 2002 was approximately $1.4 million and $15,000, respectively.

7. Earnings Per Share

   The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

                                                           Three Months Ended
                                                              September 30
                                                           2003       2002
   Basic - Average shares outstanding                    12,194     12,096
   Effect of Dilutive Securities - Stock Options            129        168
   Diluted - Average Shares Outstanding                  12,323     12,264

   Both basic and diluted income are the same for computing earnings per share. Certain options were not included in the computation of diluted earnings per share because to do so would have had an anti-dilutive effect.

   Cash dividends per share have been computed based on the shares outstanding at the time the dividends were paid. The shares (in thousands) used in this calculation for the three months ended September 30, 2003 and 2002 were 12,196 and 12,293, respectively.

8. Other Operating Income, Net

   In the first quarter of fiscal 2004, the Company sold two manufacturing facilities which generated a total gain of $1,906,000. The Company has entered into a short-term leaseback for one of the buildings, and the leaseback period is considered to be minor.

   Also in the first quarter of fiscal 2004, the Company tested for recoverability the long-lived assets and goodwill of one of its reporting units based upon current facts and circumstances. In accordance with the guidance provided by the Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the long-lived assets and related goodwill were considered to be impaired and a charge of $1,881,000, of which $235,000 was goodwill, was recorded reflecting the estimated fair value of the reporting unit.

9. Restructuring

   In October, 2002, the Company announced it was incurring restructuring charges in the amount of $11 to $12 million before taxes. The restructuring plan involves the (1) disposal, closing or elimination of certain under-performing and unprofitable operating plants, product lines, manufacturing processes and businesses; (2) realignment and consolidation of certain marketing and distribution activities; and (3) other cost containment actions, including selective personnel reductions. The charges will be recorded in the Condensed Statements of Consolidated Income under the caption "Restructuring costs." The components of the total estimated charges include involuntary employee severance and benefits costs totaling $4,772,000, asset impairments of $1,773,000 and shutdown costs of $4,812,000.

   In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," these charges will be recorded generally when a liability is incurred or a severance plan is initiated. A summary of the charges is as follows (in thousands):

                                      Three Months Ended September 30, 2003
                               --------------------------------------------
                               Involuntary
                                  Employee
                                 Severance
                                       and
                                  Benefits        Asset  Shutdown
                                     Costs   Impairment     Costs    Total
   Accrued Balances
     Carry forward accrual balance   $2,638      $  -       $ 66    $2,704
     Payments                          (404)        -        (66)     (470)
     Additional accrual                  54         -                   54
        Ending accrual balance       $2,288      $  -       $  -    $2,288

   Expense
     Cash expended                     $216       $ -       $279      $495
     Accrued/Non-Cash                    54         -          -        54

        Total expense                  $270       $ -       $279      $549


                                      Three Months Ended September 30, 2002
                               --------------------------------------------
                               Involuntary
                                  Employee
                                 Severance
                                       and
                                  Benefits        Asset  Shutdown
                                     Costs   Impairment     Costs     Total

     Cash expended                    $119        $ *        $*        $119
     Accrued/Non-Cash                  795          *         *         795

        Total expense                 $914        $ *        $*        $914

   The restructuring costs related to the following segments at September 30:

                                                         Three Months Ended
                                                           September 30
                                                         2003      2002
           Food Service                                  $250      $914
           Industrial                                     299         -
             Total expense                               $549      $914

10. Contingencies

   The Company is a party to various claims and legal proceedings related to environmental and other matters generally incidental to its business. Management has evaluated each matter based, in part, upon the advice of its independent environmental consultants and in-house counsel. Management has considered such matters, and believes that the ultimate resolution will be not material to the Company's financial position or results of operations.

   1.Accumulated Other Comprehensive Loss

   The change in accumulated other comprehensive loss is as follows (in thousands):

                                                          Three Months Ended
                                                             September 30
                                                           2003       2002
   Accumulated other comprehensive loss - June 30        $(31,818)  $(8,473)
   Foreign currency translation adjustment                 (1,781)    1,850
   Change in fair market value of interest
     rate swap agreements                                       -       101
   Accumulated other comprehensive loss - September 30   $(33,599)  $(6,522)

11. Income Taxes

   The provision for income taxes for continuing operations differs from that computed using Federal income tax rates for the following reasons:

                                                         Three Months Ended
                                                            September 30
                                                          2003     2002
       Statutory tax rate                                 35.0%    35.0%
       Non-U.S.                                           (0.1)     0.6
       State taxes                                         4.8      2.8
       Other including change in contingency              (2.8)    (0.4)

         Effective income tax rate                        36.9%    38.0%

12. Industry Segment Information

   The Company is composed of three business segments. Net sales include only transactions with unaffiliated customers and include no intersegment sales. Operating income by segment excludes general corporate expenses, and interest expense and income.
                                                Three Months Ended
                                                   September 30
                                                   (In thousands)
                                                           Income from
                                         Net Sales             Operations
                                      2003       2002      2003       2002
   SEGMENT
     Food Service                  $42,496    $38,100     $4,962    $3,170
     Consumer                       20,748     21,506       412        204
     Industrial                     87,669     85,892     8,577     10,281
     Restructuring                                         (549)      (914)
     Other income, net                                       25          -
     Corporate                                           (3,554)    (3,564)
        Total                     $150,913   $145,498    $9,873     $9,177

13. Derivative Instruments and Hedging Activities

   Standex manages its debt portfolio by periodically using interest rate swaps to achieve an overall desired position of fixed and floating rate debt to reduce certain exposures to interest rate fluctuations. These interest swaps are generally designated as cash flow hedge instruments, and reported at fair market value. Changes in fair value of the interest rate swaps designated as cash flow hedges are recorded in other comprehensive income. The effectiveness of outstanding interest rate swaps are measured on a quarterly basis. There were no outstanding interest rate swaps at September 30, 2003, and one contract was outstanding for a notional value of $10 million at September 30, 2002.

   Forward foreign currency exchange contracts are periodically used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as dividends and loan repayments from subsidiaries. The Company does not hold or issue derivative instruments for trading purposes. There were no outstanding forward currency exchange contracts at September 30, 2003 or 2002.

14. Stock Compensation Plans

   The Company accounts for stock based compensation using the intrinsic method. Under the intrinsic method, the compensation cost of stock options and awards are measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the option or award price and is charged to operations over the vesting period.

   The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plans and employee stock purchase plan:

                                                        Three Months Ended
                                                           September 30
                                                          2003      2002
   Net income, as reported                               $4,372   $4,612
   Less:  Total stock-based compensation,
     net of income taxes                                    218      213
   Proforma net income                                   $4,154   $4,399

   Proforma earnings per share:
   Basic - as reported                                    $0.36    $0.38
   Basic - proforma                                       $0.34    $0.36

   Diluted - as reported                                  $0.35    $0.38
   Diluted - proforma                                     $0.34    $0.36

   The fair value of options at date of grant was estimated using the Black-Scholes option pricing model.

15. Subsequent Event

   In October, 2003, the Company announced the tentative decision to close its printing operation and cease its commercial printing business. The termination of operations is expected to be concluded by the end of March, 2004 and are expected to cost from $1.0 million to $1.5 million. If this tentative decision is implemented, it will be part of the Company's Focused Diversity restructuring and realignment program which began in fiscal 2001.

                      STANDEX INTERNATIONAL CORPORATION


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Statements contained in the following "Management's Discussion and Analysis" that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "could," "will," "expect," "believe," "estimate," "anticipate," "assume," "continue," or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company's business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired. These factors include uncertainties in competitive pricing pressures or marketing of new products, failure to achieve the Company's acquisition, disposition and restructuring goals in the anticipated timeframe, unforeseen volatility in financial markets, general domestic and international business and economic conditions, significant changes in domestic and international fiscal policies or tax legislation and market demand.


MATERIAL CHANGES IN FINANCIAL CONDITION

CASH FLOW

Our primary source of liquidity is cash flows from continuing operating activities and the revolving credit facility with eight banks. For the three months ended September 30, 2003, continuing operations generated cash flow of $3.1 million compared to $10.6 million in the comparable period last year. The decrease was the result of a $5.5 million change in operating assets and liabilities. This change is primarily attributable to a $7.2 million increase in prepaid assets offset by a $1.7 million decrease in net working capital.
Net working capital is defined as accounts receivable plus inventories less accounts payable. In addition, the sale of certain real estate generated $2.8 million of incremental cash during the period. We redeployed those resources by investing $1.4 million in capital expenditures. In addition, we returned $2.6 million to shareholders through cash dividends. The remaining cash flow from continuing operating activities was used to reduce net debt by $2.1 million.

We believe that cash flows from continuing operating activities in fiscal 2004 will be sufficient to cover capital expenditures, restructuring activities, operating lease payments, pension contributions and mandatory debt payments.
We expect to spend between $9 million and $11 million on capital expenditures in fiscal 2004. In addition, we regularly evaluate acquisition opportunities. Any cash needed for future acquisition opportunities would be obtained through a combination of any remaining cash flows from continuing operations and borrowing under the revolving credit facility. In the event that cash flows from continuing operating activities would not be sufficient, we have available borrowing capacity under various agreements of up to $91 million as of September 30, 2003.

CAPITAL STRUCTURE

The following table sets forth the Company's capitalization at September 30, 2003 and June 30, 2003:

                                                 September 30    June 30
           Short-term debt                           $  1,372    $    910
           Long-term debt                             105,128     109,019
            Total Debt                                106,500     109,929
           Less cash                                   10,181      11,509
            Total net debt                             96,319      98,420
           Stockholders' equity                       161,990     161,922
            Total capitalization                     $258,309    $260,342


The Company's net debt decreased by $2.1 million to $96.3 million at September 30, 2003. The Company's net debt to capital percentage improved to 37.3% at September 30, 2003 compared to 37.8% at June 30, 2003.

The Company has an insurance program for certain key executives. The underlying policies have a cash surrender value of $19.2 million and are reported net of loans of $13.3 million for which the Company has the legal right of offset. These policies have been purchased to fund supplemental retirement income benefits for certain executives. The aggregate present value of future obligations was approximately $5.4 million and $5.6 million at September 30, 2003 and June 30, 2003, respectively.

The Company is contractually obligated under various operating leases for real property. As discussed elsewhere, in July, 2004, the Company sold a facility and entered into a short-term leaseback of the building. The lease is considered minor. No other leases were consummated in the first quarter of fiscal 2004 which were not in the ordinary course of the Company's business.

The Company sponsors a number of both defined benefit plans and defined contribution plans. We have evaluated the current and long-term cash requirements of these plans. As noted above, the operating cash flows from continuing operations is expected to be sufficient to cover required contributions under ERISA and other governing rules.


                       QUARTER ENDED SEPTEMBER 30, 2003
                AS COMPARED TO QUARTER ENDED SEPTEMBER 30, 2002


Summary

The first quarter of fiscal 2004 reflected a continuation of the positive trend in bookings and sales that began during the fourth quarter of fiscal 2003. As a result, the Company started the new fiscal year with a very solid performance in its first quarter. Sales were up four percent and income from continuing operations rose 16% versus the first quarter of last year.

In the first quarter, the Company reported net sales of $150.9 million compared to $145.5 million for the prior year quarter, an increase of four percent. The prior year included an extra month of sales from the European divisions due to the Company's decision to conform the accounting year of those units to the rest of the Corporation. Also, the current quarter was favorably impacted by the effect of changes in average exchange rates which added an additional $2.2 million in sales on a comparable basis.

Gross profit margins were relatively stable at 32.1% for the current quarter versus 32.6% for the same quarter in the prior year. The small decline reflects the substitution of lower margin sales in the Food Service and Industrial segments for higher margin sales in the Consumer Segment. Interest expense was $360,000 lower than the prior year, a reflection of lower interest rates and a decrease in average borrowing levels.

In accordance with the Company's continued efforts to evaluate its divisions in terms of restructuring and realignment, a net operating income amount of $25,000 and a restructuring charge of $549,000 were recorded in the current quarter. These items are more fully described below and in the Notes to Condensed Consolidated Financial Statements. However, the Company will continue to evaluate its divisions for potential acquisitions and divestures.

Income from continuing operations for the first quarter was $5.3 million, or 43{cent} per diluted share, an increase of 16% from the prior year's comparable income from continuing operations of $4.6 million, or 38{cent} per share.

Food Service Segment

The most significant improvement in year over year first quarter performance was delivered by the Food Service Segment. Sales increased 12% to $42.5 million from $38.1 million a year earlier. The sales growth was primarily organic and was attributable to market share gains and some improvement in market conditions. The prior year included an extra month of non-U.S. sales ($1.1 million), described above, which was partially off-set by favorable average exchange rates ($400,000) in the current year.

Master-Bilt, BKI and USECO each achieved double digit top line growth leading several other businesses in this group that also increased sales. Operating income for the group climbed 57% to $5.0 million from $3.2 million in the comparable quarter last year, while operating profit margin increased to 12% from eight percent in the prior year. All of the businesses in this segment reported improved profitability for the current quarter, with the improved profit performance at USECO clearly resulting from the restructuring activities completed during the past year. Overall, bookings remained strong as the backlog for this group at the end of the quarter was up slightly even after strong shipments during the quarter.

Industrial Segment

First quarter sales in this segment increased two percent to $87.7 million from $85.9 million in the prior year first quarter. Operating income for the group declined 17% to $8.6 as compared to $10.3 million last year. The reduction in operating income for the group was primarily attributable to higher metal prices that negatively impacted profits at the Standex Air Distribution division. The strongest revenue gains in the Industrial group were achieved by the Standex Engraving division which benefited from increased organic sales and from the acquisitions of I R International and Dornbusch. The prior year included an extra month of non-U.S. sales ($3.3 million), described above, which was partially off-set by favorable average exchange rates ($1.8 million) in the current year.

Other divisions which demonstrated strong sales performance included Custom Hoists which reported a ten percent revenue increase after encountering significantly depressed markets over the past two years. Sales in the Electronics and Air Distribution divisions held strong for the current quarter as well. The overall backlog for the Industrial Segment was up appreciably at the end of the quarter as compared to last year.

Consumer Segment

The Consumer Segment recorded a four percent decrease in sales for the first quarter registering $20.8 million this year versus $21.5 million for the prior year quarter. However, despite the small decrease in revenues, operating income for the group doubled to $412,000 from $204,000 last year. The Consumer Segment has successfully implemented cost reduction measures and rationalized their businesses to the point that they are able to generate profits at the lower sales volumes they are currently experiencing.

Other Operating Income, Net

In the first quarter of fiscal 2004, the Company sold two manufacturing facilities which generated a total gain of $1,906,000. These gains are included in this caption.

Also in the first quarter of fiscal 2004, the Company tested for recoverability the long-lived assets and goodwill of one of its reporting units based upon current facts and circumstances. In accordance with the guidance provided by the Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the long-lived assets and related goodwill were considered to be impaired and a charge of $1,881,000 was recorded reflecting the estimated fair value of the reporting unit.

Restructuring

During the quarter $549,000 of restructuring charges were recorded, primarily for the USECO and Standex Air Distribution divisions. The Company has sold four facilities. With the proceeds from these sales and the gains in operating profit achieved by selling/closing under-performing businesses, the Company believes it has more than off-set all of the restructuring expenses incurred to date. The restructuring and realignment program remains on schedule and is meeting the expectations established at its onset.

Corporate

The net change in this segment quarter to quarter operating expense was only $10,000. There was no significant change in the expenses of this segment.

OTHER MATTERS

Inflation - Certain of the Company's expenses, such as wages and benefits, occupancy costs and equipment repair and replacement, are subject to normal inflationary pressures.

Foreign Currency Translation - The Company's primary functional currencies used by its non-U.S. subsidiaries are the Euro and the British Pound Sterling (Pound). During the last twelve month period, both these currencies have experienced increases relative to the U.S. dollar, particularly the Euro. From September, 2002 to September, 2003 the Pound has appreciated three percent and the Euro has risen 16%. These higher exchange values were used in translating the appropriate non-U.S. subsidiaries' balance sheets into U.S. dollars at the end of the current quarter.

Environmental Matters - The Company is party to various claims and legal proceedings, generally incidental to its business. The Company does not expect the ultimate disposition of these matters will have a material adverse effect on its financial statements.

Seasonality - Typically, the second and fourth quarters have been the best quarters for our consolidated financial results. Due to the gift-giving holiday season, the Consumer Segment has experienced strong sales benefiting the second quarter performance. The fourth quarter performance has been enhanced by increased activity in the construction industry.

CRITICAL ACCOUNTING POLICIES

The Condensed Consolidated Financial Statements include accounts of the Company and all its subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Condensed Consolidated Financial Statements, giving due consideration to materiality. Although we believe that materially different amounts would not be reported due to the accounting policies described below, the application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We have listed a number of accounting policies which we believe to be the most critical, but we also believe that all of our accounting policies are important to the reader.

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

Environmental Liabilities - Our global operations are regulated by laws designed to foster the preservation of the environment. Under various circumstances these laws may require remediation at sites where hazardous substances have been released and are endangering the environment or human health.

We have expended substantial resources to comply with the applicable environmental laws and regulations. We believe we are in material compliance with these laws and regulations and we maintain procedures designed to ensure compliance. However, we have been and may in the future be subject, in the normal course of business, to formal or informal enforcement actions or proceedings regarding such laws or regulations regardless of whether the Company is determined to be ultimately responsible for any alleged noncompliance with applicable environmental regulations.

Goodwill - We adopted SFAS No. 142, "Goodwill and Other Intangibles" effective July 1, 2001. Under SFAS No. 142, goodwill is not amortized; however, goodwill must be tested for impairment at least annually. Therefore, on an annual basis we test for goodwill impairment by estimating the fair value of our reporting units using the present value of future cash-flows method. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit. An impairment loss is recognized if the carrying amount exceeds the fair value. We are subject to financial statement risk to the extent that goodwill becomes impaired.

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

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Risk Management

We are exposed to market risks from changes in interest rates, commodity prices and changes in foreign currency exchange. To reduce these risks, we selectively use, from time to time, financial instruments and other proactive management techniques. We have internal policies and procedures that place financial instruments under the direction of the Chief Financial Officer and restrict all derivative transactions to those intended for hedging purposes only. The use of financial instruments for trading purposes (except for certain investments in connection with the KEYSOP Plan) or speculation is strictly prohibited. The Company has no majority owned subsidiaries that are excluded from the consolidated financial statements. Further, the Company has no interests or relationships with any special purpose entities.

Exchange Risk

The Company is exposed to both transactional risk and translation risk associated with exchange rates. Regarding transactional risk, the Company mitigates certain of its foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time. These contracts are used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes. The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts. However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability. Due to the absence of forward foreign currency contracts at September 30, 2003, the Company did not have any fair value exposure for financial instruments.

Our primary translation risk was with the Euro and the British Pound Sterling. We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders' equity.

Interest Rate

The Company's interest rate exposure is limited primarily to interest rate changes on its variable rate borrowings. From time to time, the Company will use interest rate swap agreements to modify our exposure to interest rate movements. At September 30, 2003, the Company has no outstanding interest rate swap agreements.

The Company also has $64.3 million of long-term debt at fixed interest rates as of September 30, 2003. There would be no immediate impact on the Company's interest expense associated with its long-term debt due to fluctuations in market interest rates. There has been no significant changes in the exposure to changes in interest rates from June 30, 2003 to September 30, 2003.

The Company has a diversified customer base. As such, the risk associated with concentration of credit risk is inherently minimized. The Company believes that no one customer accounts for more than 4% of our outstanding receivables or of our sales.

Commodity Prices

The Company is exposed to fluctuating market prices for commodities, primarily steel. Each of our segments is subject to the effects of changing raw material costs caused by the underlying commodity price movements. In general, we do not enter into purchase contracts that extend beyond one operating cycle. We do not believe that this exposure is material to the Company.


                        ITEM 4. CONTROLS AND PROCEDURES

The management of the Company including Mr. Roger L. Fix as Chief Executive Officer and Mr. Christian Storch as Chief Financial Officer have evaluated the Company's disclosure controls and procedures. Under the rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports issued or submitted by it under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, it was determined that such controls and procedures were effective as of October 30, 2003, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after October 30, 2003, the date of the conclusion of the evaluation of disclosure controls and procedures.

                          PART II.  OTHER INFORMATION




                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits


(b)  Reports on Form 8-K
     The Company filed one report on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 2003. The Form 8-K was filed on August 14, 2003, announcing earnings for the quarter ending June 30, 2003.


                       ALL OTHER ITEMS ARE INAPPLICABLE

                    STANDEX INTERNATIONAL CORPORATION



                           S I G N A T U R E S




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     STANDEX INTERNATIONAL CORPORATION



Date:   November 5, 2003             /s/ Robert R. Kettinger
                                     Robert R. Kettinger
                                     Corporate Controller



Date:   November 5, 2003             /s/ Christian Storch
                                     Christian Storch
                                     Vice President/CFO