Form 10-Q
period 2003-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 2004-02-09
CIK 310354

UNITED STATES


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended December 31, 2003     Commission File Number 1-7233



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

     The number of shares of Registrant's Common Stock outstanding on December 31, 2003 was 12,224,096.






                     STANDEX INTERNATIONAL CORPORATION


                                 I N D E X




                                                               Page No.
PART I.   FINANCIAL INFORMATION:

Item 1.
 Condensed Statements of Consolidated Income
    for the Three and Six Months Ended
    December 31, 2003 and 2002                                    2

 Condensed Consolidated Balance Sheets,
    December 31, 2003 and June 30, 2003                           3

 Condensed Statements of Consolidated Cash Flows
    for the Six Months Ended December 31, 2003 and 2002           4

 Notes to Condensed Consolidated Financial Statements          5-11

Item 2.
 Management's Discussion and Analysis of Financial
    Condition and Results of Operations                       12-19

Item 3.
 Quantitative and Qualitative Disclosures About Market Risk     20

Item 4.
 Controls and Procedures                                        21

PART II.  OTHER INFORMATION:

Item 4.
 Submission of Matters to a Vote of Security Holders            22

Item 6.
 Exhibits and Reports on Form 8-K                               22



                         PART I.  FINANCIAL INFORMATION

                        STANDEX INTERNATIONAL CORPORATION
                   Condensed Statements of Consolidated Income
                      (In thousands, except per share data)

                                           Three Months Ended         Six Months Ended
                                              December 31               December 31
                                             2003       2002          2003         2002
Net sales                                $148,674   $132,438     $ 284,703    $ 260,770
Cost of sales                            (98,228)   (85,103)     (188,643)    (171,034)
Gross profit                               50,446     47,335        96,060       89,736
Operating Expenses:
Selling, general and administrative
  expenses                               (40,732)   (39,261)      (76,860)     (72,963)
Other operating (expense)/income, net           -    (1,306)            41      (1,306)
Restructuring                               (197)      (115)         (746)      (1,029)
Total operating expenses                 (40,929)   (40,682)      (77,565)     (75,298)
Income from operations                      9,517      6,653        18,495       14,438
Interest expense                          (1,424)    (1,831)       (2,941)      (3,471)
Other, net                                   (28)        200            43           27
Income before income taxes                  8,065      5,022        15,597       10,994
Provision for income taxes                (3,107)    (1,879)       (5,759)      (4,090)
Income from continuing operations           4,958      3,143         9,838        6,904
Income/(loss) from discontinued
operations, net of taxes                  (1,392)        398       (1,900)        1,249
Net income                                 $3,566     $3,541        $7,938       $8,153

Basic earnings per share:
Income from continuing operations            $.40       $.26          $.80         $.57
Income/(loss) from discontinued
operations                                 $(.11)       $.03        $(.15)         $.10
Total                                        $.29       $.29          $.65         $.67
Diluted earnings per share:
Income from continuing operations            $.40       $.26          $.79         $.57
Income/(loss) from discontinued
  operations                               $(.11)       $.03        $(.15)         $.10
Total                                        $.29       $.29          $.64         $.67
Cash dividends per share                     $.21       $.21          $.42         $.42

See notes to condensed consolidated financial statements.

                        STANDEX INTERNATIONAL CORPORATION
                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                                          December 31     June 30
                                                            2003             2003
ASSETS
Current assets
   Cash and cash equivalents                             $14,954          $11,509
   Receivables, net of allowances of
       $6,600 at 12/31/03 and $5,100
       at 6/30/03                                         87,598           91,714
   Inventories                                            85,980           82,530
   Prepaid expenses                                        9,785            5,343
   Total current assets                                  198,317          191,096

Property, plant and equipment                            261,338          278,458
   Less accumulated depreciation                         150,150          166,861
   Property, plant and equipment, net                    111,188          111,597

Other assets
   Prepaid pension cost                                   26,893           25,923
   Goodwill                                               62,752           50,002
   Long-term deferred tax asset                            3,359            3,359
   Other                                                  24,801           22,298
   Total other assets                                    117,805          101,582

   Total                                                $427,310         $404,275

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Short-term borrowings and current
        portion of long-term debt                         $1,375             $910
   Accounts payable                                       41,615           41,241
   Income taxes                                            2,145            2,508
   Accrued expenses                                       48,336           40,640
   Total current liabilities                              93,471           85,299

Long-term debt (less current portion
included above)                                          114,799          109,019

Deferred pension and other liabilities                    53,272           48,035

Stockholders' equity
   Common stock                                           41,976           41,976
   Additional paid-in capital                             15,477           13,370
   Retained earnings                                     391,392          388,593
   Unamortized value of restricted stock                     (94)            (100)
   Accumulated other comprehensive loss                  (29,466)         (31,818)
   Treasury shares                                      (253,517)        (250,099)
   Total stockholders' equity                            165,768          161,922
      Total                                             $427,310         $404,275

See notes to condensed consolidated financial statements.

                        STANDEX INTERNATIONAL CORPORATION
                 Condensed Statements of Consolidated Cash Flows
                                 (In thousands)
                                                             Six MonthsEnded
                                                                December 31
                                                             2003         2002
Cash flows from operating activities
  Net income                                               $7,938       $8,153
  Income/(loss) from discontinued operations               (1,900)       1,249
  Income from continuing operations                         9,838        6,904
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                             5,819        5,663
  Net changes in operating assets and liabilities           7,288        7,259
  Net cash provided by operating activities from
     continuing operations                                 22,945       19,826
  Net cash provided by/(used for) operating activities
    from discontinued operations                           (5,089)         838
  Net cash provided by operating activities                17,856       20,664

Cash flows from investing activities
  Expenditures for property and equipment                  (3,762)      (3,404)
  Expenditures for acquisitions                           (34,783)      (1,559)
  Proceeds from sale of real estate                             -        5,293
  Other                                                       109          (59)
  Net cash provided by/(used for) investing activities
   from continuing operations                             (38,436)         271
  Net cash provided by/(used for) investing activities
   from discontinued operations                            23,944         (637)
  Net cash used for investing activities                  (14,492)        (366)

Cash flows from financing activities
  Proceeds from additional borrowings                      33,734       25,000
  Repayments of debt                                      (27,489)     (36,925)
  Cash dividends paid                                      (5,140)      (5,110)
  Reacquisition of shares - stock incentive
     program and employees                                 (1,266)      (3,237)
  Other, net                                                ( 101)       2,068
  Net cash used for financing activities
     from continuing operations                              (262)     (18,204)
  Net cash used for financing activities
     from discontinued operations                               -            -
  Net cash used for financing activities                     (262)     (18,204)

Effect of exchange rate changes on cash                       343          743
Net change in cash and cash equivalents                     3,445        2,837
Cash and cash equivalents at beginning of year             11,509        8,092
Cash and cash equivalents at end of period                $14,954      $10,929

Supplemental disclosure of cash flow information:
  Cash paid for:
  Interest                                                 $3,152       $3,333
  Income taxes                                             $4,841       $3,529

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Management Statement

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations, cash flows and comprehensive income for the six months ended December 31, 2003 and 2002 and the financial position at December 31, 2003 and 2002. The interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes do not contain information which would substantially duplicate the disclosure contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2003. The condensed consolidated balance sheet at June 30, 2003 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular, the audited consolidated financial statements for the year ended June 30, 2003. In addition, certain prior year amounts have been reclassified to conform to the current year's presentation. Prior to June 30, 2002, foreign operations were consolidated based on a May 31 year end. Effective July 1, 2002 international operations have been consolidated using a June 30 year end. This change resulted in reporting seven months of international sales for the six months ended December 31, 2002, or an additional $4.4 million of net sales. The impact on net income of the additional month of international operations was not significant.

2.   Significant Accounting Policies

  The significant accounting policies have not materially changed since the 2003 Form 10-K was filed.

3.   Acquisitions
  In December 2003, the Company completed two acquisitions. Substantially all of the assets of Magnetico, Inc. and its affiliate, Trans American Transformer, Inc., were purchased in an all cash transaction. The affiliated companies, with combined estimated annual sales of $3.2 million, custom design and manufacture high-reliability, flight-critical magnetic components for U.S. military and the aerospace and avionics industries. This business unit will become part of Standex Electronics in the Industrial Segment. Also in December 2003, all of the outstanding shares of Nor-Lake, Incorporated were acquired in an all cash transaction. This business unit will be treated as a stand alone division in the Food Service Segment. Nor-Lake is one of the nation's largest suppliers of walk-in coolers and freezers to the food service and scientific industries, with annual net sales of $54.4 million. The fair value estimate of assets acquired and liabilities are expected to be finalized by June 30, 2004. The resulting goodwill will not be deductible for tax purposes.

  The total purchase price (net of cash acquired) for the two acquisitions was $34.8 million, and was allocated to the fair value of the assets purchased and liabilities assumed. The acquisitions resulted in the recognition of goodwill of approximately $13.6 million.

4.   Discontinued Operations

  As part of the October, 2002, announced realignment plan, the Company sold its Jarvis Caster Group (included in the Industrial Segment) in November, 2003. The caster market in the United States has been impacted by the influx of product from Asia Pacific and from excess global capacity. These market conditions led the Company to divest itself of a business which did not offer sales and earnings growth potential which the Company felt aligned with shareholder expectations.

  The Jarvis Group recorded sales of $56.3 million in the fiscal year ended June 30, 2003. The results of operations of the Group, together with a first quarter reported gain from the sale of real estate, have been reclassified to discontinued operations. Also reclassified was an impairment charge, related to the Group, of $1.9 million recorded in the first quarter of the current fiscal year.

  During the current quarter, the Company made the decision to close its printing operation (included in the Consumer Segment) and cease its commercial printing business. This business unit had net sales of $6.8 million in fiscal 2003. The termination of operations is expected to be concluded by the end of March, 2004 and is expected to cost $1.3 million, pre-tax.

  In September 2003, the Company announced it was exiting the German business for roll technology engraving products which had net sales of $1.9 million in fiscal 2003. The operation, which was part of the Industrial Segment, had not been profitable for the past several years largely because the business lacks the scale to compete effectively with its two largest competitors in the European market, both of which are headquartered in Germany. As a result of the decision to close the business, a pretax charge of $1.1 million was included in discontinued operations in the Condensed Consolidated Statements of Income in the first quarter of fiscal 2004. In fiscal 2003 the Company exited its H. F. Coors China Company (Food Service) and National Metals (Industrial) businesses.

  The three and six months ended December 31, 2002 have been restated to reflect all discontinued operations (in thousands).

                                         Three Months Ended Six Months Ended
                                             December 31      December 31
                                          2003     2002     2003     2002
  Net sales                             $8,306  $18,187  $23,783  $38,458
  Operating income/(loss)               (2,564)     728   (3,181)   2,192
  Earnings/(loss) from discontinued
  operations, net of taxes              (1,392)     398   (1,900)   1,249

  The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets are as follows in thousands:

                                                       2004      2003
  Assets:
  Current assets                                      $3,362   $ 6,786
  Non-current assets                                   4,149     4,869
     Total assets of discontinued operations          $7,511   $11,655
  Liabilities:
  Current liabilities                                 $4,809      $662
    Total liabilities of discontinued operations      $4,809      $662

5.   Stock Compensation Plans

  The Company accounts for stock based compensation using the intrinsic value method as proscribed by APB No. 25. Under the intrinsic value method, the compensation cost of stock options and awards are measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the option or award price and is charged to operations over the vesting period.

  The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plans and employee stock purchase plan:

                                          Three Months Ended   Six Months Ended
                                            December 31          December 31
                                           2003    2002         2003   2002
  Net income, as reported                 $3,566   $3,541      $7,938   $8,153
  Add:  Total stock-based compensation,
   included in reported income,
   net of income taxes                        81      959         161    1,029
  Less:  Total stock-based compensation,
   net of income taxes, fair value method   (299)  (1,230)       (597)  (1,513)
  Proforma net income                     $3,348   $3,270      $7,502   $7,669

  Proforma earnings per share:
  Basic - as reported                       $.29     $.29        $.65     $.67
  Basic - proforma                          $.27     $.27        $.61     $.63

  Diluted - as reported                     $.29     $.29        $.64     $.67
  Diluted - proforma                        $.27     $.27        $.60     $.63

  The fair value of options at date of grant was estimated using the Black-
  Scholes option pricing model.

6.   Goodwill

  Changes to goodwill during the current fiscal year were (in thousands):
          Balance at June 30, 2003                      $50,002
          Additions (See Footnote #3)                    13,571
          Impairments/dispositions (See Footnote #4)    (1,258)
          Other adjustments                                 437
          Balance at December 31, 2003                  $62,752

7.   Inventories

  Inventories are valued at the lower of cost or market. Cost is determined using the first in, first out method. Inventories at December 31, 2003 and June 30, 2003 are comprised of the following (in thousands):

                                           December 31      June 30
          Raw materials                      $29,298        $28,954
          Work in process                     18,107         19,074
          Finished goods                      38,575         34,502
               Total                         $85,980        $82,530

  Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying Condensed Statements of Consolidated Income and were for the three- and six-month periods ended December 31, 2003 and 2002:

                                         2003      2002
          Quarter                       7,032     6,603
          Year-to-date                 13,120    12,148

8.   Debt

  Debt is comprised of the following (in thousands):
                                              December 31        June 30
                                                     2003           2003
  Bank credit agreements                         $ 47,200        $34,200
  Institutional investors -
    note purchase agreements
    5.94% to 7.13% (due 2004-2012)                 64,286         71,429
  Other 3.0% to 4.85% (due 2004-2018)               3,582          3,928
  Total                                           115,068        109,557
  Less current portion                                269            538
  Total long-term debt                           $114,799       $109,019

  The Company's loan agreements contain certain provisions relating to the maintenance of certain financial ratios and restrictions on additional borrowings and investments. The most restrictive of these provisions requires that the Company maintain a minimum ratio of earnings to fixed charges, as defined, on a trailing four quarters basis.

  The Company has a three year, $130 million revolving credit facility which expires in February 2006. At December 31, 2003, the Company had available $81.5 million under this facility. The agreement contains certain covenants including limitations on indebtedness and liens. Borrowings under the agreement bear interest at a rate equal to the sum of a base rate or a Eurodollar rate, plus an applicable percentage based on the Company's consolidated leverage ratio, as defined by the agreement. The effective interest rate at December 31, 2003 was 2.19%. Borrowings under the agreement are not collateralized.

  Debt is due as follows by fiscal year (in thousands): 2004, $207; 2005, $75; 2006, $61,486; 2007, $3,571; 2008, $3,571 and thereafter, $46,158.

  At December 31, 2003, the Company was in compliance with all debt covenants.

9.   Pension Plan Expense

  In the fiscal year ended June 30, 2003, the Company recorded a net pension expense of $502,000. The Company expects to report a net pension expense in excess of $5 million in the current fiscal year. Pension expense for the three- and six-month periods ending December 31, 2003 and 2002 was approximately (in thousands):

                                         2003      2002
          Quarter                      $1,411      $236
          Year-to-date                 $2,822      $251

  Contributions to its pension plans in fiscal 2004 were $2.4 million and $3.6 million for the last three month and six month periods, respectively. Contributions are expected to total $6.8 million for all of fiscal 2004.

10.
  Earnings Per Share

  The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

                                        Three Months Ended    Six Months Ended
                                              December 31         December 31
                                            2003    2002       2003      2002
  Basic - Average shares outstanding     12,213  12,072     12,203    12,080
  Effect of Dilutive Securities -
    Stock Options                           161     154        145       161
  Diluted - Average Shares Outstanding   12,374  12,226     12,348    12,241

  Both basic and diluted income are the same for computing earnings per share. Certain options were not included in the computation of diluted earnings per share because to do so would have had an anti-dilutive effect.

  Cash dividends per share have been computed based on the shares outstanding at the time the dividends were paid. The shares (in thousands) used in this calculation for the three and six months ended December 31, 2003 and 2002.

                                         2003      2002
          Quarter                      12,281    12,038
          Year-to-date                 12,238    12,167

11.  Restructuring

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

  In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," these charges will be recorded generally when a liability is incurred or a severance plan is initiated. A summary of the charges is as follows (in thousands):


                          Three Months Ended December 31            Six MonthsEnded December 31
                   Involuntary                               Involuntary
                      Employee                                  Employee
                     Severance                                 Severance
                   and Benefit        Asset Shutdown         and Benefit      Asset Shutdown
                         Costs   Impairment    Costs  Total        Costs Impairment    Costs  Total
 Expense - Fiscal 2004
   Cash expended          $105          $-      $92   $197         $210         $-     $350    $560
   Accrual/non-cash          -           -        -      -          186          -        -     186
     Total expense        $105          $-      $92   $197         $396         $-     $350    $746

 Expense - Fiscal 2003
   Cash expended          $314          $-     $115   $429         $323         $-     $224    $547
   Accrual/non-cash      (314)           -        -  (314)          482          -        -     482
     Total expense          $-          $-     $115   $115         $805         $-     $224  $1,029

                           Involuntary
                              Employee
                             Severance
                           and Benefit      Asset  Shutdown
                                 Costs Impairment     Costs     Total
 Accrued Balances -
  Fiscal 2004
   Balance at 6/30/03           $2,704       $-         $-     $2,704
   Payments                     (1,303)       -          -     (1,303)
   Additional accrual              186                            186
   Balance at 12/31/03          $1,587       $-         $-     $1,587

  The restructuring costs related to the following segments:
                                         Three Months Ended Six Months Ended
                                           December 31        December 31
                                       2003        2002    2003      2002
   Food Service                        $ 43        $115    $293    $1,029
   Industrial                           154           -     453         -
   Total expense                       $197        $115    $746    $1,029

1.
  12.  Contingencies

  The Company is a party to various claims and legal proceedings related to environmental and other matters generally incidental to its business. Management has evaluated each matter based, in part, upon the advice of its independent environmental consultants and in-house counsel. Management has considered such matters, and believes that the ultimate resolution will not be material to the Company's financial position, results of operations or cash flows.

13.  Accumulated Other Comprehensive Loss

  The change in accumulated other comprehensive loss is as follows (in thousands):
                                          Three Months Ended     Six Months
Ended
                                             December 31       December 31
                                            2003      2002      2003      2002
  Accumulated other comprehensive
    loss - Beginning                    $(33,599)  $(6,522) $(31,818) $(8,473)
  Foreign currency translation
    adjustment                             4,133     1,687     2,352    3,537
  Change in fair market value of
   interest rate swap agreements               -       137         -      238
  Accumulated other comprehensive
   loss - Ending                        $(29,466)  $(4,698) $(29,466) $(4,698)

14.  Income Taxes

  The provision for income taxes for continuing operations differs from that computed using Federal income tax rates for the following reasons:

                                     Three Months Ended     Six Months Ended
                                         December 31          December 31
                                        2003     2002      2003    2002
      Statutory tax rate                35.0%   35.0%      35.0%  35.0%
      Non-U.S.                           1.1     1.2         .5    1.0
      State taxes                        3.5     3.2        4.2    3.0
       Other including change
         in contingency                 (1.1)   (2.0)      (2.8)  (1.8)

        Effective income tax rate       38.5%   37.4%      36.9%  37.2%

15.  Industry Segment Information

  The Company is composed of three business segments. Net sales include only transactions with unaffiliated customers and include no intersegment sales. Operating income by segment excludes general corporate expenses, and interest expense and income (in thousands).

                              Three Months Ended                      Six Months Ended
                                 December 31                             December 31
                                           Income from                             Income from
                          Net Sales        Operations             Net Sales         Operations
                         2003    2002     2003     2002       2003        2002     2003    2002
SEGMENT
Food Service       $ 43,142  $32,780  $3,281    $1,619    $ 85,638   $70,880   $8,243    $4,789
Consumer             26,136   29,105   1,596       275      45,302    48,759    1,932       595
Industrial           79,396   70,553   7,975     9,816     153,763   141,131   15,946    18,606
Restructuring                           (197)     (115)                          (746)   (1,029)
Other income, net                          -    (1,306)                            41    (1,306)
Corporate                             (3,138)   (3,636)                        (6,921)   (7,217)
Total              $148,674 $132,438  $9,517    $6,653    $284,703  $260,770  $18,495   $14,438

  The acquisition of Nor-Lake, Inc. increased the total assets of the Food Service Segment by $43.6 million, and the disposition of the Jarvis Caster Group reduced total assets of the Industrial Segment by $28.6 million.

16.  Derivative Instruments and Hedging Activities

  Standex manages its debt portfolio by periodically using interest rate swaps to achieve an overall desired position of fixed and floating rate debt to reduce certain exposures to interest rate fluctuations. These interest swaps are generally designated as cash flow hedge instruments, and reported at fair market value. Changes in fair value of the interest rate swaps designated as cash flow hedges are recorded in other comprehensive income. The effectiveness of outstanding interest rate swaps are measured on a quarterly basis. There were no outstanding interest rate swaps at December 31, 2003, and one contract was outstanding for a notional value of $10 million at December 31, 2002.

  Forward foreign currency exchange contracts are periodically used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as dividends and loan repayments from subsidiaries.
  The Company does not hold or issue derivative instruments for trading purposes. There were no outstanding forward currency exchange contracts at December 31, 2003 or 2002.

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


MATERIAL CHANGES IN FINANCIAL CONDITION

Cash Flow

Our primary source of liquidity is cash flows from continuing operating activities and the revolving credit facility with eight banks. For the six months ended December 31, 2003, continuing operations generated cash flow of $22.9 million compared to $19.8 million in the comparable period last year. The increase was the result of a $2.9 million increase in income from continuing operations. In addition, the sale of certain real estate generated $2.8 million of incremental cash during the period. We redeployed those resources by investing $3.8 million in capital expenditures. In addition, we returned $5.1 million to shareholders through cash dividends.

During the second quarter, the Company completed two significant transactions. The Company sold the Jarvis Caster Group and purchased Nor-Lake, Inc. The net effect of these transactions was additional borrowings of approximately $6 million. The Company used proceeds from the sale and additional borrowings under its revolving credit facility to complete these transactions. The Company also made pension contributions of $3.6 million during the six months ended December 31, 2003. The Company expects contributions to total $6.8 million in fiscal 2004.

Discontinued operations used approximately $5.1 million in cash for the six months ended December 31, 2003. This compared to the generation of $838,000 million in cash the prior period. The use of cash primarily came from the $1.9 million dollar loss from discontinued operations and increases in receivables of $4.8 million associated with the sale of the
Jarvis Caster business.   This negative cash flow was positively impacted
by other changes in assets and liabilities associated with discontinued operations.

We believe that cash flows from continuing operating activities in fiscal 2004 will be sufficient to cover capital expenditures, restructuring activities, operating lease payments, pension contributions and mandatory debt payments. We expect to spend between $9 million and $10 million on capital expenditures in fiscal 2004. In addition, we regularly evaluate acquisition opportunities. Any cash needed for future acquisition opportunities would be obtained through a combination of cash flows from continuing operations and borrowing under the revolving credit facility.
In the event that cash flows from continuing operating activities would not be sufficient, we have available borrowing capacity under various agreements of up to $81.5 million as of December 31, 2003.

The Company sponsors a number of both defined benefit plans and defined contribution plans. We have evaluated the current and long-term cash requirements of these plans. As noted above, the operating cash flows from continuing operations is expected to be sufficient to cover required contributions under ERISA and other governing rules.

Capital Structure

The following table sets forth the Company's capitalization at December 31, 2003 and June 30, 2003:

                                               December 31   June 30
          Short-term debt                        $  1,375   $    910
          Long-term debt                          114,799    109,019
           Total Debt                             116,174    109,929
          Less cash                                14,954     11,509
           Total net debt                         101,220     98,420
          Stockholders' equity                    165,768    161,922
           Total capitalization                  $266,988   $260,342

The Company's net debt increased by $2.8 million to $101.2 million at December 31, 2003. The Company's net debt to capital percentage was 37.9% at December 31, 2003 compared to 37.8% at June 30, 2003.

The Company has had an insurance program for certain key retired executives; active employees are no longer eligible for this program which has been terminated. The underlying policies have a cash surrender value of $19.5 million and are reported net of loans of $13.3 million for which the Company has the legal right of offset. These policies have been purchased to fund supplemental retirement income benefits for certain retired executives. The aggregate present value of future obligations was approximately $5.2 million and $5.6 million at December 31, 2003 and June 30, 2003, respectively.

The Company is contractually obligated under various operating leases for real property. No significant leases were consummated in the first half of fiscal 2004 which were not in the ordinary course of the Company's business.


                      Quarter Ended December 31, 2003
              As Compared to Quarter Ended December 31, 2002

Summary

The second quarter of fiscal 2004 results showed continued improvement in the financial performance of the Company while marking the achievement of several milestones in the restructuring and realignment program. Net sales increased 12% from $132.4 million for the second quarter of fiscal 2003 to $148.7 million. Income from continuing operations continued its favorable trend, with an increase of 58% for the second quarter of fiscal 2004 when compared to the same period in fiscal 2003. Discussions by segment are detailed below.

The Company has been undergoing a restructuring and realignment program for the past 18 months. Part of this program has been to evaluate the current portfolio of companies and produce a series of larger operating units to achieve critical mass necessary to lead the markets they serve. In connection with this program, the Company sold the Jarvis Caster business to a strategic buyer in the second quarter of fiscal 2004. Shortly thereafter, the Company reinvested the proceeds from the sale and completed the all cash purchase of Nor-Lake, Inc., a manufacturer of commercial refrigeration walk-ins and freezers. Nor-Lake will be operated as a separate division in the Food Service segment. The Company also completed the acquisition of Magnetico, Inc. in the current quarter, a manufacturer of flight-critical magnetic components for the U.S. military. Magnetico will be part of Standex Electronics in the Industrial Segment. The restructuring and realignment charges are more fully described in the Notes to Condensed Consolidated Financial Statements.

The Company discontinued the Commercial Printing operation at Standard Publishing, and the Company incurred a charge of $1.2 million pre-tax associated with the closure of this business in the second quarter. The closure of the Commercial Printing business is expected to be completed by the end of March 2004. The Company reported the results of this operation in discontinued operations and has restated prior period amounts in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For all discontinued operations, prior period amounts throughout the Management Discussion and Analysis and financial statements have been restated.

During the quarter, a number of the Company's steel suppliers sent notices with indications of price increases for upcoming periods. Although these price increases have not yet affected the Company's performance, these price increases, if they become effective, would impact the future performance of both the Industrial and Food Service Segments.

The exchange rate environment continues to be volatile and the dollar continued to weaken versus most major currencies during the quarter. As a result, net sales for the quarter were positively impacted by the fluctuations in the amount of $3.0 million. The exchange rate environment has had some negative impact especially in the purchase of steel during the quarter.

Income from continuing operations continues to improve when compared to the prior quarter. Income from continuing operations for the second quarter was $5.0 million, or $.40 per diluted share compared to $3.1 million or $.26 per diluted share in the prior year.

Food Service Segment

The Food Service Segment continues to be the best performing segment year over year. Net sales increased 32% to $43.1 million from $32.8 million a year earlier. This increase included the favorable impact of the acquisition of Nor-Lake in the quarter. Excluding the acquisition, organic sales increased 17%.

This growth is evident particularly in the market share gains of the Master-Bilt business, whose year over year sales increased 37%. Further, the restructuring and realignment program helped both USECO and Procon to significantly improve operating profit through cost reductions. USECO sales increased 20% while operating income increased to $63,000 from a loss of ($715,000) a year earlier. The combination of improved sales and cost structures led to an increase in operating income twice the amount of the prior year to $3.3 million from $1.6 million for the segment.

Industrial Segment

Net sales for the Industrial Segment increased 13% to $79.4 million from $70.6 million a year earlier. The growth came from acquisitions completed, favorable currency exchange rates and organic growth. Excluding acquisitions and currency fluctuations, organic sales increased 4% when compared to a year earlier. Standex Engraving, Standex Electronics and Custom Hoists all reported double digit sales increases of 34%, 14% and 37%, respectively for the quarter.

Operating income for the Industrial Segment was down 19% to $8.0 million from $9.8 million in the prior year. The prior year included a pre-tax payment of $1.3 million made as a contract price adjustment to Spincraft. Excluding this one-time payment, operating income was down 6%. This further decrease was attributable to the effect of steel prices on Standex Air Distribution and operating inefficiencies encountered by Standex Electronics as it upgrades and expands its Mexico facilities to accommodate the integration of the operations relocated from Canada and the U.S. Backlog for the Industrial Segment is up 20% even with a strong quarter of shipments.

Consumer Segment

Sales were down 10% to $26.1 million from $29.1 million a year earlier. The decrease in sales was offset by continued cost cutting measures including the reduction of discretionary spending and reduced headcount to bring the total expenditures in line with the current volume of sales. These efforts have resulted in an increase of almost six times the prior year operating income to $1.6 million from $275,000.

As previously stated, the Commercial Printing business at Standard Publishing will be closed by the end of the third quarter. The Company incurred a charge of $1.2 million in connection with this closure.
Standard Publishing management is developing new product offerings and publications which are expected to benefit sales over the next 12 to 18 months. The Berean Bookstores continue to experience a lag in the recovery for religious book and gift sales with sales down 5%. This decrease is consistent with other participants in the religious book and gift store market with reported sales down between 3% and 7% in the same period. Standex Direct's sales were down 20% but operating income increased to $795,000 from a loss of ($496,000) a year earlier. This improvement in operating income is consistent with the strategy to maximize the return of the Standex Direct business by reducing our investment in direct marketing expenses this fiscal year. Backlog at Standex Direct was down 61% for the quarter which lowered the overall segment backlog slightly compared to a year earlier.

Corporate

Corporate expenses for the quarter decreased by approximately $500,000. The decrease is attributable primarily to headcount reductions and an overall reduction in discretionary spending. The Corporate segment continues to reduce costs wherever possible through reduced reliance upon outside professionals in all areas while, at the same time, absorbing higher pension costs.

Other Operating (Expense)/Income, Net

In the second quarter of fiscal 2003, the caption "Other (expense)/income, net" included retirement charges of $5.6 million and a gain on the sale of U.K. property of $4.3 million.


                    Six Months Ended December 31, 2003
             As Compared to Six Months Ended December 31, 2002

Summary

Net sales for the current six months of $284.7 million were 9% higher than the same period in the prior year. The increase in sales was primarily driven by better performance in its operations, the effect of acquisitions and the favorable impact of currency exchange rates. Excluding these items, organic sales grew 4.5%.

Income from continuing operations increased 42% to $9.8 million from $6.9 million, or $.79 per diluted share. During the first six months, the Company has discontinued the German business for roll technology engraving products, disposed of the Jarvis Caster Group to a strategic buyer and announced the closure of the Commercial Printing business at Standard Publishing. The first two were members of the Industrial Segment and the latter the Consumer Segment. In fiscal 2003, the Company exited its H.F. Coors China Company (Food Service Segment) and National Metals (Industrial Segment) businesses. The Company reported the results of these operations as discontinued in accordance SFAS No. 144. Prior period amounts throughout this Management Discussion and Analysis and the financial statements have been restated accordingly.

During the current six months, the Company also completed the acquisitions of Nor-Lake and Magnetico as discussed above. Exchange rates for the current six months positively impacted sales in the amount of $5.2 million on a comparable basis. In accordance with the Company's continued efforts to evaluate its divisions in terms of restructuring and realignment, a restructuring charge of $746,000 was recorded in the current period. These items are more fully described below and in the Notes to Condensed Consolidated Financial Statements. The Company will continue to evaluate its divisions for potential acquisitions and divestures.

Gross profit margins from continuing operations did not change at 34% for the current and prior year six-month period. Interest expense was $530,000 lower than the prior year, a reflection of lower interest rates and a decrease in average borrowing levels.

Food Service Segment

Net sales of this segment were up 21% to $85.6 million from $70.9 million. This increase is the direct result of organic growth, an acquisition with sales of $4.2 million and the favorable impact of exchange rates of $860,000. A small increase in gross profit margins is attributable to stronger margin performance from the Master-Bilt business, whose higher sales have allowed for more absorption of overhead costs as well as the strength of the Company's products. The USECO business margins improved significantly in the current six month period when compared to a year earlier. This improvement is attributed to the consolidation of manufacturing facilities with Master-Bilt and higher sales volume. Operating Income for the Segment increased 72% to $8.2 million from $4.8 million, consistent with the explanations noted above for the quarter.

Industrial Segment

The Industrial Segment sales for the latest six-month period were up 9% to $153.8 million from $141.1 million a year earlier. This increase is a combination of organic growth, acquisitions and favorable impact of exchange rates of $4.3 million. Gross profit margins decreased slightly from the prior year primarily due to increased steel costs in the Standex Air Distribution business as discussed above. Changes in operating income were consistent with those reasons noted in the quarter discussion.

Consumer Segment

For the current six-month period, sales decreased almost 7% to $45.3 million from $48.8 million a year earlier. This segment performance reflects the comments noted above in the second quarter discussion. Although sales have decreased, cost saving measures discussed in the quarter results above has produced higher margins and operating income. Segment operating income increased more than three times to $1.9 million from $595,000 a year earlier.

Corporate

Corporate expenses for the six-month period decreased by approximately $296,000. Much of this decrease is attributable to headcount reductions and an increased focus on cost containment of discretionary spending. This reduction in costs at Corporate allowed the segment to absorb increased pension expense associated with the Company's pension plans.

Restructuring

As noted above, restructuring charges totaled $746,000 to date in the fiscal year. The Company has sold four facilities under the current restructuring and realignment program. With the proceeds from these sales and the gains in operating profit achieved by selling and or closing under-performing businesses, the Company believes that it has more than off-set all of the restructuring expenses incurred to date. The restructuring and realignment program remains on schedule and, as noted throughout this discussion, is meeting the expectations established.

Other Operating (Expense)/Income, Net

During the first quarter of fiscal 2004, the Company sold two manufacturing facilities. One of those facilities related to the Jarvis Group which gain has been reclassified to discontinued operations consistent with SFAS No.
144. Also during the first quarter, the Company incurred an impairment charge of $1.9 million associated with the Jarvis Group. This impairment charge has also been reclassified to discontinued operations. The fiscal 2003 caption "Other expense, net" includes retirement charges of $5.6 million and the gain on the sale of U.K. property of $4.3 million.

Other Matters

Inflation - Certain of the Company's expenses, such as wages and benefits, occupancy costs and equipment repair and replacement, are subject to normal inflationary pressures.

Foreign Currency Translation - The Company's primary functional currencies used by its non-U.S. subsidiaries are the Euro and the British Pound Sterling (Pound). During the last twelve month period, both these currencies have experienced increases relative to the U.S. dollar, particularly the Euro. From December, 2002 to December, 2003 the Pound has appreciated 11% and the Euro has risen 19.8%. These higher exchange values were used in translating the appropriate non-U.S. subsidiaries' balance sheets into U.S. dollars at the end of the current quarter.

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

Stock Based Compensation - The Company accounts for stock based compensation using the intrinsic value method as proscribed by APB No. 25. Under the intrinsic value method, the compensation cost of stock options and awards are measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the option or award price and is charged to operations over the vesting period.

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

Exchange Risk

The Company is exposed to both transactional risk and translation risk associated with exchange rates. Regarding transactional risk, the Company mitigates certain of its foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time. These contracts are used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes. The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts. However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability. Due to the absence of forward foreign currency contracts at December 31, 2003, the Company did not have any fair value exposure for financial instruments.

Our primary translation risk was with the Euro and the British Pound Sterling. We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders' equity.

Interest Rate

The Company's interest rate exposure is limited primarily to interest rate changes on its variable rate borrowings. From time to time, the Company will use interest rate swap agreements to modify our exposure to interest rate movements. At December 31, 2003, the Company has no outstanding interest rate swap agreements.

The Company also has $64.3 million of long-term debt at fixed interest rates as of December 31, 2003. There would be no immediate impact on the Company's interest expense associated with its long-term debt due to fluctuations in market interest rates. There has been no significant change in the exposure to changes in interest rates from June 30, 2003 to December 31, 2003.

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

                      ITEM 4. CONTROLS AND PROCEDURES

The management of the Company including Mr. Roger L. Fix as Chief Executive Officer and Mr. Christian Storch as Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures. Under the rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports issued or submitted by it under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, and with the exception from this evaluation set forth in the next paragraph, it was determined that such controls and procedures were effective as of the end of the period covered by this report.

At the end of the quarter covered by this report, the Company acquired the stock of Nor-Lake, Inc., a privately held corporation. Due to the timing of this acquisition, management did not have the opportunity to complete an evaluation of the effectiveness of Nor-Lake's controls and procedures in conjunction with the Company's internal policies and practices for its consolidated controls and procedures. Management will complete this evaluation during fiscal 2004.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls during the quarterly period ended December 31, 2003 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
                        PART II.  OTHER INFORMATION


       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of stockholders of the Company was held on October 28, 2003. Two matters were voted upon at the meeting: the election of directors and the approval of the appointment of independent auditors of the Company.

     The name of each director elected at the meeting and the number of votes cast as to each matter are as follows:

Proposal I (Election of Directors)

    Nominee                                 For         Withheld

    C. Kevin Landry                      9,267,622       749,853
    H. Nicholas Muller, III, Ph.D.       9,776,324       241,151
    Edward J. Trainor                    9,690,115       327,360

Proposal II (To Approve the Selection of Deloitte & Touche LLP as
Independent Auditors)

    For         Against           Abstain             No Vote

    9,230,044   774,416           13,015                -0-

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    3(ii) By-Laws of the Company as amended and restated on October 28, 2003.

     31.1 Principal Executive Officer's Certification Pursuant to
          Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Principal Financial Officer's Certification Pursuant to
          Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     The Company filed one report on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2003. The Form 8-K was filed on January 22, 2004, announcing the Company's earnings for the quarter ended December 31, 2003.



                     ALL OTHER ITEMS ARE INAPPLICABLE


                     STANDEX INTERNATIONAL CORPORATION



                            S I G N A T U R E S




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STANDEX INTERNATIONAL CORPORATION


Date:  February 9, 2004            /s/ Robert R. Kettinger
                                   Robert R. Kettinger
                                   Corporate Controller



Date:  February 9, 2004            /s/ Christian Storch
                                   Christian Storch
                                   Vice President/CFO