Form 10-K/A
period 2003-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2004-03-09
CIK 310354

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

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

                              EXPLANATORY NOTE

This Amendment No. 2 to the Standex International Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (the "Form 10-K") is being filed for the purpose of correcting An error in the version filed electronically with the Securities and Exchange Commission. The cover page to the Registrant's Form 10-K unintentionally omitted the legend that the Registrant is an accelerated filer. No other changes are being made by means of this filing.

     The Registrant hereby amends its cover page in the previously filed version attached to its Annual Report on Form 10-K by replacing it with the cover page attached hereto and incorporated in the Form 10-K for the fiscal year ended
June 30, 2003 by this reference.

ITEM 15.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

	The following additional exhibits are filed herewith:

EXHIBITS
    31.3 Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
    31.4 Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

                                  SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the undersigned persons on behalf of Standex International Corporation and in the capacities indicated.


                               STANDEX INTERNATIONAL CORPORATION
                                          (Registrant)


Date:  March 9, 2004             By: /s/ROGER L. FIX
                                     Roger L. Fix
                                     President/Chief Executive Officer


                                 EXHIBIT INDEX

	The following exhibits are filed as part of this report on Form 10-K/A

EXHIBITS

    31.3 Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
    31.4 Certification of Chief Financial Officer pursuant to Rule 13a-14(a).



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
(Address of principal executive office)                (Zip Code)

                                (603) 893-9701
             (Registrant's telephone number, including area code)

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE
                       SECURITIES EXCHANGE ACT OF 1934:

     Title of Each Class                       Name of Each Exchange on
        Common Stock,                              Which Registered
  Par Value $1.50 Per Share                      New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  YES [X]     NO [  ]

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