Form 10-Q/A
period 2003-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 2004-03-09
CIK 310354

UNITED STATES


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


[X] AMENDMENT NO. 1 QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



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

                                     EXPLANATORY NOTE


	This Amendment No. 1 to the Standex International Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003
(the "Form 10-Q") is being filed for the purpose of correcting an error in the version filed electronically with the Securities and Exchange Commission.
Item 4 - Controls and Procedures for the evaluation of the disclosure controls and procedures in connection with the Corporation's Form 10-Q contained an incorrect date. No other changes are being made by means of this filing.

	The Registrant hereby amends its Form 10-Q by replacing it with the Form 10-Q for the fiscal quarter ended September 30, 2003 attached hereto.

ITEM 15.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

	The following additional exhibits are filed herewith:

EXHIBITS
    31.3 Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
    31.4 Certification of Chief Financial Officer pursuant to Rule 13a-14(a).


                                  SIGNATURES

	Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the undersigned on behalf of Standex International Corporation and in the capacity indicated.

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


                                      Three Months Ended September 30, 2002
                               --------------------------------------------
                               Involuntary
                                  Employee
                                 Severance
                                       and
                                  Benefits        Asset  Shutdown
                                     Costs   Impairment     Costs     Total

     Cash expended                    $119        $ -       $ -        $119
     Accrued/Non-Cash                  795          -         -         795

        Total expense                 $914        $ -        $-        $914

   The restructuring costs related to the following segments at September 30:

                                                         Three Months Ended
                                                           September 30
                                                         2003      2002
           Food Service                                  $250      $914
           Industrial                                     299         -
             Total expense                               $549      $914

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


                        ITEM 4. CONTROLS AND PROCEDURES

The management of the Company including Mr. Roger L. Fix as Chief Executive Officer and Mr. Christian Storch as Chief Financial Officer have evaluated the Company's disclosure controls and procedures. Under the rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports issued or submitted by it under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, it was determined that such controls and procedures were effective as of September 30, 2003, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after September 30, 2003, the date of the conclusion of the evaluation of disclosure controls and procedures.

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