Form 10-Q/A
period 2003-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 2004-04-07
CIK 310354

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

  [X] AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended December 31, 2003   Commission File Number 1-7233


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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Standex International Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003 (the "December Form 10-Q") is being filed for the purpose of correcting a disclosure in the version filed electronically with the Securities and Exchange Commission. Part I, Item 4, Controls and Procedures is being amended and replaced by means of this filing. No other changes are being made.

The Registrant hereby amends the disclosure contained in Part I, Item 4 Controls and Procedures of the December Form 10-Q by replacing it with the following disclosure which is hereby incorporated in the December Form 10-Q by this reference:

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


                                  SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the undersigned person on behalf of Standex International Corporation and in his capacity indicated.


                               STANDEX INTERNATIONAL CORPORATION
                                          (Registrant)


Date:  April 7, 2004            By:  /s/ROGER L. FIX
                                     Roger L. Fix
                                     President/Chief Executive Officer


                                EXHIBIT INDEX

	The following exhibits are filed as part of this report on Form 10-Q/A

EXHIBITS

    31.3 Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
    31.4 Certification of Chief Financial Officer pursuant to Rule 13a-14(a).