Form 10-Q
period 2004-03-31
STANDEX INTERNATIONAL CORP/DE/
filed 2004-05-10
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

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

The number of shares of Registrant's Common Stock outstanding on March 31, 2004 was 12,194,591.

#

STANDEX INTERNATIONAL CORPORATION

I N D E X

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Condensed Statements of Consolidated Income for the Three and

        Nine Months Ended March 31, 2004 and 2003 (Unaudited)

2

Condensed Consolidated Balance Sheets, March 31, 2004 and

       June 30, 2003 (Unaudited)

3

Condensed Statements of Consolidated Cash Flows for the Nine

       Months Ended March 31, 2004 and 2003 (Unaudited)

4

Notes to Condensed Consolidated Financial Statements (Unaudited)

5-13

Item 2.

Management's Discussion and Analysis of Financial Condition

     and Results of Operations

14-23

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

24-25

Item 4.

Controls and Procedures

26

PART II.

OTHER INFORMATION:

Item 2.

Changes in Securities, Use of Proceeds and

  Issuer Purchases of Equity Securities

27

Item 6.

Exhibits and Reports on Form 8-K

27

PART I.  FINANCIAL INFORMATION

STANDEX INTERNATIONAL CORPORATION

Condensed Statements of Consolidated Income

(In thousands, except per share data)
(Unaudited)

Three Months Ended

Nine Months Ended

March 31

March 31

2004

2003

2004

2003

Net sales

$

149,260

$

122,120

$433,963

$382,890

Cost of sales

(100,566)

(82,696)

(289,209)

(253,730)

Gross profit

48,694

39,424

144,754

129,160

Selling, general and administrative expenses

(40,284)

(34,114)

(117,144)

(107,077)

Other operating (expense)/income, net

238

-

279

(1,306)

Restructuring

(433)

(988)

(1,179)

(2,017)

Total operating expenses

(40,479)

(35,102)

(118,044)

(110,400)

Operating Income

8,215

4,322

26,710

18,760

Interest expense

(1,475)

(1,824)

(4,416)

(5,295)

Other, net

31

13

74

40

Income from continuing operations

before income taxes

6,771

2,511

22,368

13,505

Provision for income taxes

(2,294)

(313)

(8,053)

(4,403)

Income from continuing operations

4,477

2,198

14,315

9,102

Income/(loss) from discontinued

operations, net of taxes

(1,125)

(657)

(3,025)

592

Net income

$

3,352

$

1,541

$

11,290

$

9,694

Basic earnings per share:

Continuing operations

$

0.38

$

0.18

$

1.18

$

0.75

 Discontinued operations

$

(0.10)

$

(0.05)

$

(0.25)

$

0.05

Total

$

0.28

$

0.13

$

0.93

$

0.80

Diluted earnings per share:

Continuing operations

$

0.37

$

0.18

$

1.16

$

0.75

Discontinued operations

$

(0.10)

$

(0.05)

$

(0.25)

$

0.05

Total

$

0.27

$

0.13

$

0.91

$

0.80

Cash dividends per share

$

0.21

$

0.21

$

0.63

$

0.63

See notes to condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)
(Unaudited)

March 31

June 30

2004

2003

ASSETS

Current assets

Cash and cash equivalents

$

17,843

$

11,509

Receivables, net of allowances of $6,799 at 3/31/04

  and $5,100 at 6/30/03

88,099

91,714

Inventories

86,458

82,530

Prepaid expenses

6,323

5,343

Total current assets

198,723

191,096

Property, plant and equipment

261,649

278,458

Less accumulated depreciation

151,556

166,861

Property, plant and equipment, net

110,093

111,597

Other assets

Prepaid pension cost

28,681

25,923

Goodwill

62,207

50,002

Long-term deferred tax asset

3,359

3,359

Other

25,497

22,298

Total other assets

119,744

101,582

Total

$

428,560

$

404,275

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Short-term borrowings and current portion of long-term debt

$

469

$

910

Accounts payable

41,594

41,241

Income taxes

1,979

2,508

Accrued expenses

48,452

40,640

Total current liabilities

92,494

85,299

Long-term debt (less current portion included above)

118,085

109,019

Deferred pension and other liabilities

53,501

48,035

Stockholders' equity

Common stock

41,976

41,976

Additional paid-in capital

16,077

13,370

Retained earnings

392,183

388,593

Unamortized value of restricted stock

(90)

(100)

Accumulated other comprehensive loss

(29,578)

(31,818)

Treasury shares

(256,088)

(250,099)

Total stockholders' equity

164,480

161,922

Total

$

428,560

$

404,275

See notes to condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION

Condensed Statements of Consolidated Cash Flows

(In thousands)
(Unaudited)

Nine Months Ended

March 31

2004

2003

Cash flows from operating activities

Net income

$

11,290

$

9,694

Income/(loss) from discontinued operations

(3,025)

592

Income from continuing operations

14,315

9,102

Adjustments to reconcile net income to net cash

  provided by operating activities:

Gain on real estate

(179)

-

Depreciation and amortization

8,870

8,423

Net changes in operating assets and liabilities

408

11,613

Net cash provided by operating activities from continuing operations

23,414

29,138

Net cash provided by/(used for) operating activities

  from discontinued operations

(2,508)

1,081

Net cash provided by operating activities

20,906

30,219

Cash flows from investing activities

Expenditures for property and equipment

(5,462)

(5,145)

Expenditures for acquisitions

(34,783)

(1,599)

Proceeds from sale of real estate

1,539

5,293

Other

294

521

Net cash provided by/(used for) investing activities

 from continuing operations

(38,412)

(930)

Net cash provided by/(used for) investing activities

 from discontinued operations

25,786

(837)

Net cash used for investing activities

(12,626)

(1,767)

Cash flows from financing activities

Proceeds from additional borrowings

37,734

25,000

Repayments of debt

(29,109)

(40,943)

Cash dividends paid

(7,700)

(7,627)

Reacquisition of shares - stock incentive program and employees

(1,852)

(3,399)

Other, net

(1,419)

2,336

Net cash used for financing activities from continuing operations

(2,346)

(24,633)

Net cash used for financing activities

(2,346)

(24,633)

Effect of exchange rate changes on cash

400

1,144

Net change in cash and cash equivalents

6,334

4,963

Cash and cash equivalents at beginning of year

11,509

8,092

Cash and cash equivalents at end of period

$

17,843

$

13,055

Supplemental disclosure of cash flow information:

Cash paid for:

Interest

$

4,096

$

4,852

Income taxes

$

6,880

$

4,544

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations, cash flows and comprehensive income for the nine months ended March 31, 2004 and 2003 and the financial position at March 31, 2004 and 2003.  The interim results are not necessarily indicative of results for a full year.  The condensed financial statements and notes do not contain information which would substantially duplicate the disclosure contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2003.  The condensed consolidated balance sheet at June 30, 2003 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2003.  In addition, certain prior year amounts have been reclassified to conform to the current year’s presentation.

2.

Significant Accounting Policies

The significant accounting policies have not changed since the 2003 Form 10-K was filed.

Stock Based Compensation Policy:  Stock options have been issued to officers and other management employees under the Company’s various incentive plans. The stock options generally vest over a five-year period and have a maturity of seven to ten years from the issuance date.  The Company accounts for stock based compensation using the intrinsic value method as proscribed by APB No. 25.  Under the intrinsic value method, the compensation cost of stock options and awards are measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the option or award price and is charged to operations over the vesting period.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 to its stock plans and employee stock purchase plan:

Three Months Ended

Nine Months Ended

March 31

March 31

2004

2003

2004

2003

Net income, as reported

$

3,352

$

1,541

$

11,290

$

9,694

Add:  Total stock-based compensation,

included in reported income, net of income taxes

123

11

244

909

Less:  Total stock-based compensation,

net of income taxes, fair value method

(333)

(179)

(848)

(1,603)

Pro forma net income

$

3,142

$

1,373

$

10,686

$

9,000

Pro forma earnings per share:

Basic – as reported

$.28

$.13

$.93

$.80

Basic – pro forma

$.26

$.11

$.89

$.75

Diluted – as reported

$.27

$.13

$.91

$.80

Diluted – pro forma

$.25

$.11

$.87

$.74

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model.

3.

Acquisitions

In December 2003, the Company completed two acquisitions.  Substantially all of the assets of Magnetico, Inc. ("Magnetico") and its affiliate, Trans American Transformer, Inc., were purchased in an all cash transaction.  The affiliated companies, with combined estimated annual sales of $3.2 million, custom design and manufacture high-reliability, flight-critical magnetic components for U.S. military and the aerospace and avionics industries.  This business is part of Standex Electronics, Inc. ("Standex Electronics") in the Industrial segment.

Also in December 2003, all of the outstanding shares of Nor-Lake, Incorporated (“Nor-Lake”) were acquired in an all cash transaction.  This business unit is being treated as a stand alone division in the Food Service Equipment segment.  Nor-Lake is one of the nation’s largest suppliers of walk-in coolers and freezers to the food service and scientific industries, with annual net sales of approximately $55 million.

The total purchase price (net of cash acquired) for the two acquisitions was $34.8 million, and was allocated based upon an estimate of the fair value of the assets purchased and liabilities assumed.  During the current quarter, the Company completed its analysis of the fair value of inventory acquired in connection with Nor-Lake.  As a result, the Company increased the value of inventory acquired by $465,000, all of which was sold through during the current quarter.  The fair value estimate of assets acquired and liabilities assumed are expected to be finalized by June 30, 2004.   The acquisitions resulted in the recognition of goodwill of approximately $13.1 million, which will not be deductible for tax purposes.

4.

Discontinued Operations

As part of the October 2002 announced restructuring and realignment plan, the Company sold its Jarvis Caster Group (previously included in the Industrial segment) in November 2003.  The caster market in the United States has been impacted by the influx of product from Asia Pacific and from excess global capacity.  These market conditions, and the Company’s assessment of the Jarvis Caster Group’s sales and earnings growth potential led the Company to divest itself of the Jarvis Caster Group.

The Jarvis Group recorded sales of $56.3 million in the fiscal year ended June 30, 2003.  The results of operations of the Group, together with a first quarter reported gain from the sale of real estate, have been reclassified to discontinued operations.  Also reclassified was an impairment charge related to the Jarvis Caster Group of $1.9 million recorded in the first quarter of the current fiscal year.  The sale of the Jarvis Caster Group did not have a material impact to net income.

During the second quarter, the Company finalized its decision to close its printing operation (included in the Consumer segment) and ceased its commercial printing business.  In recent years, the printing industry has been undergoing a massive consolidation along with weak demand, overcapacity and rising costs.  The Company believes it can achieve a financial savings by outsourcing its printing needs.  This business unit had net sales of $6.8 million in fiscal 2003.  The Company completed the close of this operation at the end of March 2004.  The Company recorded a pre-tax charge of $1.3 million in the second quarter of fiscal 2004, as a result of the closure.

In October 2003, the Company announced it was exiting the German business for roll technology engraving products, which had net sales of $1.9 million in fiscal 2003.  The operation, which was part of the Industrial segment, had not been profitable for the past several years largely because the business lacks the scale to compete effectively with its two largest competitors in the European market, both of which are headquartered in Germany.  As a result of the decision to close the business, a pretax charge of $1.1 million was included in discontinued operations in the Condensed Consolidated Statements of Income in the first quarter of fiscal 2004.  In fiscal 2003, the Company exited its H. F. Coors China Company (Food Service Equipment) and National Metal Industries ("National Metal") (Industrial) businesses.

The three and nine months ended March 31, 2003 have been restated to reflect all discontinued operations as follows (in thousands):

Three Months Ended

Nine Months Ended

March 31,

March 31,

2004

2003

2004

2003

Net sales

$

814

$

16,982

$

24,597

$

55,440

Operating income/(loss)

(1,546)

(1,172)

(4,727)

1,020

Earnings/(loss) from discontinued

operations, net of taxes

(1,125)

(657)

(3,025)

592

The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets are as follows in thousands:

March 31

June 30

2004

2003

Assets:

Current assets

$

425

$

22,957

Non-current assets

1,927

13,333

Total assets of discontinued operations

$

2,352

$

36,290

Liabilities:

Current liabilities

$

1,834

$

6,317

Total liabilities of discontinued operations

$

1,834

$

6,317

5.

Goodwill

Changes to goodwill during the current fiscal year were as follows (in thousands):

Balance at June 30, 2003

$

50,002

Additions (See Footnote #3)

13,106

Impairments/dispositions (See Footnote #4)

(1,083)

Other adjustments

182

Balance at March 31, 2004

$

62,207

The Company accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  Under SFAS No. 142, the Company no longer amortizes goodwill and intangible assets that have indefinite lives. SFAS No. 142 also requires that the Company assess goodwill and intangible assets with indefinite lives for impairment at least annually, or on an interim basis if events or circumstances indicate, based on the fair value of the related reporting unit or intangible asset. The Company performs its annual impairment assessment in the fourth quarter of each year.

6.

Inventories

Inventories are valued at the lower of cost or market.  Cost is determined using the first in, first out method.  Inventories at March 31, 2004 and June 30, 2003 are comprised of the following (in thousands):

March 31

June 30

2004

2003

Raw materials

$

27,358

$

28,954

Work in process

20,684

19,074

Finished goods

38,416

34,502

Total

$

86,458

$

82,530

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying Condensed Statements of Consolidated Income and were for the three- and nine-month periods ended March 31, 2004 and 2003:

2004

2003

Quarter

7,139

5,961

Year-to-date

20,259

18,165

7.

Debt

Debt is comprised of the following (in thousands):

March 31

June 30

2004

2003

Bank credit agreements

$

50,500

$

34,200

Institutional investors – note purchase agreements

5.94% to 7.13% (due 2004-2012)

64,286

71,429

Other 3.0% to 4.85% (due 2004-2018)

3,400

3,928

Total

118,186

109,557

Less current portion

101

538

Total long-term debt

$

118,085

$

109,019

The Company’s loan agreements contain certain provisions relating to the maintenance of certain financial ratios and restrictions on additional borrowings and investments.  The most restrictive of these provisions requires that the Company maintain a minimum ratio of earnings to fixed charges, as defined, on a trailing four quarters basis.

The Company has a three year, $130 million revolving credit facility which expires in February 2006.  At March 31, 2004, the Company had available $79.1 million under this facility.  The agreement contains certain covenants including limitations on indebtedness and liens.  Borrowings under the agreement bear interest at a rate equal to the sum of a base rate or a Eurodollar rate, plus an applicable percentage based on the Company’s consolidated leverage ratio, as defined by the agreement.  The effective interest rate at March 31, 2004 was 2.13%.  Borrowings under the agreement are not collateralized.

Debt is due as follows by fiscal year (in thousands):  2004, $101; 2005, $0; 2006, $64,786; 2007, $3,571; 2008, $3,571 and thereafter, $46,157.

At March 31, 2004, the Company was in compliance with all debt covenants.

8.

Retirement Benefits

In the fiscal year ended June 30, 2003, the Company recorded a net pension expense of $502,000.  The Company expects to report a net pension expense of approximately $6 million in the current fiscal year.  Pension and other post-retirement expense for the three- and nine-month periods ending March 31, 2004 and 2003 was as follows (in thousands):

U.S. Plans:

Pension Benefits

Other Post Retirement Benefits

Three Months Ended

Nine Months Ended

Three Months Ended

Nine Months Ended

March 31,

March 31,

March 31,

March 31,

2004

2003

2004

2003

2004

2003

2004

2003

Service cost

$

1,389

$

1,188

$

4,167

$

3,564

$

43

$

25

$

130

$

74

Interest cost

2,865

2,766

8,595

8,299

164

102

492

305

Expected return

 on plan assets

(3,825)

(4,274)

(11,474)

(12,821)

-

-

-

-

Amortization of

 prior service costs

57

59

170

178

-

(54)

-

(161)

Recognized

 actuarial loss

611

89

1,834

266

-

-

-

-

Amortization

 of transition

 (asset)/obligation

(5)

(21)

(14)

(64)

112

111

337

334

Net periodic

 benefit cost

$

1,092

$

(193)

$

3,278

$

(578)

$

319

$

184

$

959

$

552

Foreign Plans:

Service cost

$

214

$

230

$

642

$

689

Interest cost

296

291

887

872

Expected return

 on plan assets

(209)

(279)

(628)

(838)

Amortization of

 prior service costs

5

6

16

19

Recognized

 actuarial loss

122

97

366

291

Amortization

 of transition

 (asset)/obligation

(23)

(26)

(69)

(79)

Net periodic

 benefit cost

$

405

$

319

$

1,214

$

954

Contributions to pension plans in fiscal 2004 were $2.3 million and $5.9 million for the last three month and nine month periods, respectively.  Contributions are expected to total $6.8 million for all of fiscal 2004.

9.

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

Three Months Ended

Nine Months Ended

March 31,

March 31,

2004

2003

2004

2003

Basic – Average shares outstanding

12,200

11,998

12,200

12,055

Effect of Dilutive Securities – Stock Options

156

77

149

133

Diluted – Average Shares Outstanding

12,356

12,075

12,349

12,188

Both basic and diluted income are the same for computing earnings per share.  Certain options were not included in the computation of diluted earnings per share because to do so would have had an anti-dilutive effect.

Cash dividends per share have been computed based on the shares outstanding at the time the dividends were paid.  The shares (in thousands) used in this calculation for the three and nine months ended March 31, 2004 and 2003 are as follows:

2004

2003

Quarter

12,192

11,980

Year-to-date

12,222

12,106

10.

Restructuring

In October 2002, the Company announced it was incurring restructuring charges in the amount of $11 to $12 million before taxes.  The restructuring plan involves the (1) disposal, closing or elimination of certain under-performing and unprofitable operating plants, product lines, manufacturing processes and businesses; (2) realignment and consolidation of certain marketing and distribution activities; and (3) other cost containment actions, including selective personnel reductions.  The charges will be recorded in the Condensed Statements of Consolidated Income under the caption “Restructuring costs.”  The components of the total estimated charges include involuntary employee severance and benefits costs totaling $5,021,000, asset impairments of $1,518,000 and shutdown costs of $4,818,000.

In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” these charges will be recorded generally when a liability is incurred or a severance plan is initiated.  A summary of the charges is as follows (in thousands):

Three Months Ended March 31

Nine Months Ended March 31

Involuntary

Involuntary

Employee

Employee

Severance

Severance

and Benefit

Asset

Shutdown

and Benefit

Asset

Shutdown

Costs

Impairment

Costs

Total

Costs

Impairment

Costs

Total

Expense – Fiscal 2004

  Cash expended

$ 113

$

-

$74

$ 187

$323

$

-

$424

$   747

  Accrual/non-cash

246

-

-

246

432

-

-

432

    Total expense

$

359

$

-

$74

$ 433

$755

$

-

$424

$1,179

Expense – Fiscal 2003

  Cash expended

$ 671

$

-

$121

$792

$    771

$

-

$335

$1,106

  Accrual/non-cash

196

-

-

196

911

-

-

911

    Total expense

$

867

$

-

$121

$988

$1,682

$

-

$335

$

2,017

Involuntary

Employee

Severance

and Benefit

Asset

Shutdown

Costs

Impairment

Costs

Total

Accrued Balances – Fiscal 2004

  Balance at 6/30/03

$2,704

$

-

$

-

$2,704

  Payments

(1,079)

-

-

(1,079)

  Additional accrual

432

-

-

432

  Balance at 03/31/04

$2,057

$

-

$

-

$

2,057

The restructuring costs related to the following segments:

Three Months Ended

Nine Months Ended

March 31,

March 31,

2004

2003

2004

2003

Food Service Equipment

$

403

$

(154)

$

696

$

875

Consumer

-

136

-

136

Industrial

30

1,006

483

1,006

Total expense

$

433

$

988

$

1,179

$

2,017

11.

Contingencies

The Company is a party to various claims and legal proceedings related to environmental and other matters generally incidental to its business.  Management has evaluated each matter based, in part, upon the advice of its independent environmental consultants and in-house counsel.  Management has considered such matters and believes that the ultimate resolution will not be material to the Company’s financial position, results of operations or cash flows.

12.

Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss is as follows (in thousands):

Three Months Ended

Nine Months Ended

March 31,

March 31,

2004

2003

2004

2003

Accumulated other comprehensive loss – Beginning

$

(29,466)

$

(4,698)

$

(31,818)

$

(8,473)

Foreign currency translation adjustment

(112)

2,002

2,240

5,539

Change in fair market value of interest

rate swap agreements

-

147

-

385

Accumulated other comprehensive loss – Ending

$

(29,578)

$

(2,549)

$

(29,578)

$

(2,549)

The components of accumulated other comprehensive loss are as follows (in thousands):

March 31

June 30

2004

2003

Foreign currency translation adjustment

$

5,117

$

2,877

Additional minimum liability (net of $21.6 million tax)

(34,695)

(34,695)

Accumulated other comprehensive loss

$

(29,578)

$

(31,818)

13.

Income Taxes

The provision for income taxes for continuing operations differs from that computed using Federal income tax rates for the following reasons:

Three Months Ended

Nine Months Ended

March 31,

March 31,

2004

2003

2004

2003

Statutory tax rate

35.0%

35.0%

35.0%

35.0%

Non-U.S.

0.2

1.0

0.4

1.0

State taxes

3.7

2.5

4.0

2.9

Other including change in contingency

(5.0)

(26.0)

(3.4)

(6.3)

Effective income tax rate

33.9%

12.5%

36.0%

32.6%

During 2003, the Company completed a multi-year research and development tax credit project relating to the years 1997 through 2002.  In July 2003, the Company entered into a Memorandum of Understanding ("MOU") with the Internal Revenue Service ("IRS").  Under this MOU, the Company expected the IRS to complete their review of the amended returns and issue a report thereon by June 2004.  Subsequent to the end of the quarter, the Company and the IRS reached a conclusion regarding the research and development credit.  The Company expects to recognize a benefit net of project costs of approximately $1 million in the fourth quarter of fiscal year ending June 30, 2004 (see Note 16).

14.

Industry Segment Information

The Company is composed of three business segments.  Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Operating income by segment below excludes general corporate expenses, and interest expense and income (in thousands).

Three Months Ended

Nine Months Ended

March 31

March 31

Income from

Income from

Net Sales

Operations

Net Sales

Operations

2004

2003

2004

2003

2004

2003

2004

2003

SEGMENT

Food Service Equipment

$

44,927

$

33,611

$

1,682

$

1,835

$

130,565

$

104,491

$

10,375

$

6,624

Consumer

23,151

23,073

2,124

273

68,453

71,832

4,056

868

Industrial

81,182

65,436

8,739

6,159

234,945

206,567

24,685

24,765

Restructuring

(433)

(988)

(1,179)

(2,017)

Other income/(expense), net

238

-

279

(1,306)

Corporate

(4,135)

(2,957)

(11,506)

(10,174)

Total

$

149,260

$

122,120

$

8,215

$

4,322

$

433,963

$

382,890

$

26,710

$

18,760

Other income/(expense), net includes gains on the sale of real property of $238,000 for the quarter ended March 31, 2004.  For the nine months, other income/(expense) net includes gains on real property of $279,000 and $4.3 million in fiscal 2004 and 2003, respectively.  Fiscal 2003 also included retirement charges of $5.6 million associated with two senior executives who elected early retirement.

The acquisition of Nor-Lake increased the total assets of the Food Service Equipment segment by $43.6 million, and the disposition of the Jarvis Caster Group reduced total assets of the Industrial segment by $28.6 million.

15.

Derivative Instruments and Hedging Activities

Standex manages its debt portfolio by periodically using interest rate swaps to achieve an overall desired position of fixed and floating rate debt to reduce certain exposures to interest rate fluctuations.  These interest swaps are generally designated as cash flow hedge instruments, and reported at fair market value.  Changes in fair value of the interest rate swaps designated as cash flow hedges are recorded in other comprehensive income.  The effectiveness of outstanding interest rate swaps are measured on a quarterly basis.  There were no outstanding interest rate swaps at March 31, 2004, and one contract was outstanding for a notional value of $10 million at March 31, 2003.

Forward foreign currency exchange contracts are periodically used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as dividends and loan repayments from subsidiaries.  The Company does not hold or issue derivative instruments for trading purposes.  There were no outstanding forward currency exchange contracts at March 31, 2004 or 2003.

16.

Subsequent Events

In April 2004, the Company and the IRS reached a settlement on a multi-year research and development tax credit relating to the years 1997 through 2002 (see Note 13).  As a result, the Company will recognize a benefit net of project costs of approximately $1 million in the fourth quarter of fiscal year ending June 30, 2004.  The amount will be reflected in the income tax line item in the Condensed Statements of Consolidated Income.

In April 2004, the Company announced the consolidation of its Standex Engraving facility in Rochester, New York into the I R International facility located in Richmond, Virginia.  In connection with this consolidation, the Company will record an aggregate pre-tax charge of $2.3 million during the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005.  The consolidation is expected to be complete by the end of the first quarter of fiscal 2005.  Cost savings from the first full year following the completion are expected to offset this restructuring cost.

STANDEX INTERNATIONAL CORPORATION

Management's Discussion and Analysis of

Financial Condition and Results of Operations

Statements contained in the following “Management's Discussion and Analysis” that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” ”could,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “assume,” “continue,” or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company's business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired.  These factors include uncertainties in competitive pricing pressures or marketing of new products, failure to achieve the Company’s acquisition, disposition and restructuring goals in the anticipated timeframe, unforeseen volatility in financial markets, general domestic and international business and economic conditions, significant changes in domestic and international fiscal policies or tax legislation and market demand.

Overview

Standex International Corporation (the “Company”) is a diversified, multi-industry organization.  The Company produces a variety of products and services for selected market segments.  The Company has three reportable segments: Food Service Equipment, Industrial and Consumer.  Each of these segments reacts to different economic trends.  Our diversification has helped to reduce the impact that many economic trends might otherwise have had on the Company.

The Company has a focused diversity strategy, the goals of which include creating a smaller number of larger more profitable operating units to compete effectively.  Our strategy includes growing the earnings of our businesses which have high market shares, acquiring companies that compliment our existing businesses and pursuing operational and strategic linkages among our businesses.

Some of the economic trends that favorably impacted our businesses included new home construction starts and the timing of expansion plans within the food service industry.  In addition, exchange rates have continued to have an overall positive impact on the businesses owned.  Steel is a significant raw material used in both the Industrial and Food Service Equipment segments.  Recent price increases for galvanized steel strip, stainless steel and carbon steel sheet material, copper wire and refrigeration components have required many of the Company’s businesses to either implement or plan to implement price increases to offset both the current and future expected price increases of these materials, the impact of which is further explained below.  The Company continues to implement cost containment strategies which include consolidating certain manufacturing facilities and implementing lean manufacturing initiatives.

There are several items that affect the comparability of performance information of the Company between the periods discussed in this report.  These items include the following:

•

In the second quarter of 2004 we acquired all of the outstanding common shares of Nor-Lake, Incorporated ("Nor-Lake").

•

In the second quarter of 2004 we acquired Magnetico, Inc. ("Magnetico"), a manufacturer of magnetic components.

•

In the second quarter of 2004 we sold substantially all the assets and transferred certain liabilities of the Jarvis Caster Group.

•

In the second quarter of 2004 we announced the closing of the commercial printing business and recorded pre-tax restructuring charges of $1.3 million in our Consumer segment.

•

In the first quarter of 2004 we announced a plan to exit the roll technology engraving business located in Germany and recorded pre-tax restructuring charges of $1.1 million in our Industrial segment.

•

In June of 2003 we acquired certain assets and liabilities of I R International and all the outstanding shares of Dornbusch & Cia. Industria e Comérico Ltda.

•

In 2003 we closed and consolidated certain manufacturing facilities in the Industrial segment which were under utilized, and various properties were sold, resulting in a net gain of $4.3 million.

The Company monitors a number of key performance indicators including net sales, operating income, capital expenditure, backlog and gross profit margin.  A discussion of these key performance indicators is included within the discussion below.

Consolidated Results from Continuing Operations

Net Sales

Net sales year to date increased $51.1 million, a 13% increase.  The increase was primarily attributable to the favorable impacts of acquisitions of $25.6 million in net sales, $26.1 million in organic sales from existing businesses and the favorable impact of exchange rates of $8.3 million.  The prior year included one extra month of European sales totaling $4.4 million in net sales to conform the year end of its non-U.S. operations.  The increase in organic sales was led by several of our core businesses, including businesses within the Food Service Equipment segment and Industrial segment.

For the quarter ended March 31, 2004, net sales rose $27.2, a 22% increase.  Acquisitions again led the increase with $14.2 million of net sales added in the period.  Core businesses added $9.9 million in net sales period over period while favorable foreign exchange rates positively impacted net sales by $3.1 million.  Organic sales increases were generated in a number of the Company’s core businesses in both the Food Service Equipment segment and Industrial segment.  A discussion follows by segment.

Gross Profit Margin

For the nine months ended March 31, 2004, the consolidated gross profit margin remained fairly constant at 33.4% compared to 33.7%.  While gross profit margins improved at both the Food Service Equipment and the Consumer segments, margins in the Industrial segment declined.  These decreases are attributable primarily to changes in raw material costs discussed in the Overview.

In the current quarter, gross margins increased slightly to 32.6% from 32.3%.  Cost containment activities within the Consumer segment helped to improve gross margins within the segment by 100 basis points (“bps”) in the current quarter with expectations of additional improvements in the future periods.  Gross profit margins in the Food Service Equipment segment improved by 200 bps, with all businesses within the segment improving.  Margins in the Industrial segment were essentially flat.

Other Items

The Company includes restructuring charges and certain other expenses as separate line items.  “Other” typically includes gains or losses on the sale of real property.  The restructuring and realignment program is nearing completion.  The Company expects to incur the last expenses associated with the restructuring and realignment program in the first quarter of fiscal 2005.  For the nine months ended March 31, 2004, the Company incurred restructuring costs of $1.2 million compared to $2 million one year earlier.  During that same period, the Company recognized gains of $279,000 on the sale of two parcels of developed real estate.  The two properties represented excess capacity to the Company and the related operations contained within the two locations were consolidated into other current businesses.  Since announcing the restructuring and realignment program in October 2002, the Company has incurred a total of $6.8 million in expenses.

Restructuring costs for the quarter ended March 31, 2004 were $433,000 compared to $988,000 for the quarter ended March 31, 2003.  The change is attributable to various restructuring activities that have been ongoing and the nearing of the completion of the overall restructuring program.  For the quarter ended March 31, 2004, the Company completed the sale of property that resulted in the recognition of a gain of $238,000.

Income from Continuing Operations

For the nine months ended March 31, 2004, income from continuing operations increased $5.2 million to $14.3 million from $9.1 million one year earlier, a 57% increase.  This improvement was led by an increase of approximately $2 million in both the Consumer and Food Service Equipment segments.  Further explanations of the increases are noted below by segment.

For the quarter ended March 31, 2004, income from continuing operations increased $2.3 million to $4.5 million from $2.2 million, a 104% increase.  This significant improvement was attributable to a $1.6 million increase within the Industrial segment and the $1.0 million increase in income from continuing operations within the Consumer segment.  These increases were partially offset by higher corporate expenses during the quarter and lower restructuring costs totaling a $387,000 increase.

Income Taxes

The Company’s effective rate for the nine months ended March 31, 2004 was 36.0% compared to 32.6% for the same period one year earlier.  The increase in the rate is attributable to the increase in income period over period.  For the quarter ended March 31, 2004, the effective tax rate increased to 33.9% from 12.5% the same period one year earlier.  For the quarter ended March 31, 2003, the Company recorded a $560,000 year to date benefit associated with a research and development tax credit that resulted in an unusually low rate for the quarter.

Backlog

For the nine months ended March 31, 2004, backlog increased to $96.8 million from $90 million for the same period one year earlier.  The increase was most notable within the Food Service Equipment segment and Industrial segment, which both benefited from increased activity in their respective markets.

Segment Analysis

Net Sales

The following table presents net sales by business segment (in thousands):

Three Months Ended

Nine Months Ended

March 31,

March 31,

2004

2003

2004

2003

Food Service Equipment

$

44,927

$

33,611

$

130,565

$

104,491

Consumer

23,151

23,073

68,453

71,832

Industrial

81,182

65,436

234,945

206,567

Total

$

149,260

$

122,120

$

433,963

$

382,890

Food Service Equipment Segment

Net sales for the segment in the third quarter increased $11.3 million, an increase of 34%.  In December 2003, the Company acquired the stock of Nor-Lake.  The effect of this acquisition on net sales was an increase of $10 million.  Excluding the impact of acquisitions, net sales increased $1.3 million.  Traditionally, the third quarter represents the slowest quarter for this segment.  Growth within the core businesses is substantially dependent upon construction and renovations of restaurants and retail food outlets, which can be impacted by the severity of winter weather.  Our Procon Products ("Procon") business led the segment with an increase of $1.1 million in net sales.  Procon’s product lines of pumps continue to sell well in the beverage industry, and the division experienced an increase in sales with one major customer due to a change in the customer’s distribution methods.

Net sales year to date for the Food Service Equipment segment to date increased $26.1 million, an increase of 25%.  The acquisition of Nor-Lake added $14.2 million of the sales while the favorable effect of foreign exchange fluctuations added $1.5 million of net sales.  The remaining increase of $10.4 million is attributable primarily to the market share gains made by Master-Bilt Products ("Master-Bilt"), whose sales increased $8.7 million year to date.

Industrial Segment

Net sales for the Industrial segment in the third quarter increased $15.7, an increase of 24%.  Six of the seven businesses within the segment reported double digit growth.  Acquisitions to the Industrial segment added $4.2 million in net sales while favorable exchange rates added $2.5 million in the quarter.  Excluding acquisitions and the effect of favorable exchange rates, the Industrial segment increased sales by $9 million, or 14%.  The gains in sales can be attributed to several factors.  Standex Air Distribution Products ("Standex Air Distribution") increased sales $5.8 million due to advance buying by customers in anticipation of price increases, significant order activity during the quarter with gains in the traditional wholesale channel as well as increased penetration into the do-it-yourself retail channel.  Standex Air Distribution is one of several divisions that are being impacted by the increased cost of steel.  During and subsequent to the current quarter, Standex Air Distribution imposed two price increases intended on offsetting the rising cost of steel.  Custom Hoists, Inc. ("Custom Hoists") continued to perform well, with market share gains over the last two years positioning the business to take advantage of the recovery in the construction vehicle market in the U.S.  Net sales increased 39%.  Standex Engraving businesses experienced increases associated with market share gains in the Mold-Tech and laser engraving businesses.  Improved market conditions as well as the acquisition of I R International resulted in an increase in net sales of 41% when compared to the same quarter last year.  Standex Electronics, Inc. ("Standex Electronics") has benefited from both increased sales associated with acquisitions and market share gains, yielding an increase in net sales of 15% for the quarter.

Net sales for the nine months ended March 31, 2004 increased $28.4 million, an increase of 14%.  The reasons for the increases for the nine months ended March 31, 2004 are consistent with those noted for the quarter.

Consumer Segment

Net sales for the Consumer segment for the current quarter remained flat at $23 million.  The Company has focused its efforts on improving profitability within this segment rather than on sales growth.  This has yielded positive results as discussed further below.

Year to date net sales have decreased $3.3 million, a 5% change.  Sales for the current quarter were consistent with the prior year period while previously reported quarters were down an average of 7%.  Cost saving measures year to date have improved bottom line results when compared to the prior year to date results.  Sales within the religious book and gift markets have shown recent signs of improvement.

Operating Income

The following table presents operating income by business segment (in thousands):

Three Months Ended

Nine Months Ended

March 31,

March 31,

2004

2003

2004

2003

Food Service Equipment

$

1,682

$

1,835

$

10,375

$

6,624

Consumer

2,124

273

4,056

868

Industrial

8,739

6,159

24,685

24,765

Restructuring/Asset Impairment

(433)

(988)

(1,179)

(2,017)

Other income/(expense), net

238

-

279

(1,306)

Corporate

(4,135)

(2,957)

(11,506)

(10,174)

Total

$

8,215

$

4,322

$

26,710

$

18,760

Food Service Equipment Segment

Operating income for the quarter ended March 31, 2004 decreased $153,000, an 8% change.  During the quarter, the Company recorded a $465,000 fair value adjustment associated with the inventory acquired in connection with the Nor-Lake acquisition.  As required, the acquired inventory was recorded at the estimated fair value less costs of disposal and a reasonable profit margin.  The resulting increase in inventory was then recorded to the income statement as a component of cost of goods sold over the related inventory turns.  The Company does not expect any other adjustments relating to acquired inventory in future quarters.  Excluding this adjustment, operating income for the segment increased $312,000, or 17%.

Operating income for the nine months ended March 31, 2004 increased $3.8 million, or 57% from the same period one year earlier.  The change includes the $465,000 discussed above.  The increase is largely attributable to the improved performance at United Service Equipment Company ("USECO").  USECO’s manufacturing was consolidated into Master-Bilt’s at the end of the prior fiscal year.  The shared manufacturing platform and overall reduced facility costs have resulted in an increase of $2.2 million in operating income.  Both Master-Bilt and Procon experienced increases of $1 million each in operating income which is attributable to increased sales and continued cost cutting activities.  These better performances were offset by the $465,000 adjustment discussed above.

Industrial Segment

Operating income for the Industrial segment in the current quarter increased $2.6 million to $8.7 million from $6.2 million, or 42%.  Standex Air Distribution led the segment with a $1.9 million improvement in operating income.  Increased product sales coupled with market share gains in traditional and non-traditional channels have yielded higher operating income levels.  Standex Air Distribution is also benefiting from cost cutting and lean manufacturing initiatives.  During the current fiscal year, Standex Air Distribution closed an under-utilized facility and consolidated the manufacturing into existing plants, thus reducing costs.  Custom Hoists, with its market share gains, has also experienced improved operating income levels.  Operating income increased 244% from the same period one year earlier.

Operating income for the nine months ended March 31, 2004 remained flat with the same period one year earlier, at $24.7 million.  The segment is taking steps that will reduce future costs and improve operating income.  These steps include the continued shifting of manufacturing from high cost areas to Mexico for Standex Electronics and the recently announced consolidation of manufacturing facilities within the Standex Engraving group.

Consumer Segment

Operating income for the Consumer segment in the current quarter increased $1.9 million to $2.1 million from $273,000, almost 8 times the prior year.  The increase is attributable to the focus on reducing operating expenses and emphasizing profitability in lieu of sales growth.  Cost reductions at both Standard Publishing and Standex Direct have resulted in operating income improvements of more than twofold and sevenfold, respectively.  Recent signs of recovery in the religious book and gift markets are adding to both sales and profitability at Standard Publishing and Berean, whose operating income increased modestly compared to the same period loss one year earlier.

For the nine months ended March 31, 2004, operating income at the Consumer segment increased $3.2 million to $4.1 million from $868,000 the same period one year earlier, almost four times better than the prior year.  The increase is attributable to the reasons noted above for the quarter, with cost containment and reductions fueling the increase with sales essentially flat with the same period one year earlier.

Corporate

Operating expenses for the current quarter increased $1.1 million to $4.1 million from $3 million.  This increase is attributable to increased pension expense and increased insurance costs.  In the quarter ended March 31, 2003, certain compensation accruals were adjusted to reflect the performance of the Company.

Year to date operating expenses have increased $1.3 million to $11.5 million from $10.2 million, a 13% increase.  The increase is attributable to the same factors noted for the quarter above.

Acquisitions

On December 1, 2003 we acquired all of the outstanding common shares of Nor-Lake in an all cash deal.  The results of Nor-Lake’s operations have been included in the Consolidated Statement of Operations since that date.  Nor-Lake is one of the nation’s largest suppliers of walk-in coolers and freezers to the food service and scientific industries, with annual net sales of $54.4 million.  We view Nor-Lake as a strategic fit with our Food Service Equipment segment for a number of reasons.  Nor-Lake is a provider in the quick serve restaurant business.  We did not have a large presence in this business, and Nor-Lake filled this void in our food service equipment product offerings.  We also believe that the combination of Nor-Lake with our other food service equipment companies will provide opportunities to capitalize on their respective strengths in systems, technologies and manufacturing expertise, and that this combination will create natural synergies in our distribution and service network.

In December 2003, substantially all of the assets of Magnetico and its affiliate, Trans American Transformer, Inc., were purchased in an all cash transaction.  The affiliated companies, with combined estimated annual sales of $3.2 million, custom design and manufacture high-reliability, flight-critical magnetic components for U.S. military and the aerospace and avionics industries.  This business unit is part of Standex Electronics in the Industrial segment.

Discontinued Operations

As part of the realignment plan announced in October 2002, the Company sold its Jarvis Caster Group (previously included in the Industrial segment) in November 2003.  The caster market in the United States has been impacted by the influx of product from Asia Pacific and from excess global capacity.  These market conditions and the Company’s assessment of the Jarvis Caster Group’s sales and earnings growth potential, led the Company to divest itself of the Jarvis Caster Group.

The Jarvis Group recorded sales of $56.3 million in the fiscal year ended June 30, 2003.  The results of operations of the Group, together with a first quarter reported gain from the sale of real estate, have been reclassified to discontinued operations.  Also reclassified was an impairment charge, related to the Jarvis Caster Group, of $1.9 million recorded in the first quarter of the current fiscal year.  The sale of the Jarvis Caster Group did not have a material impact to net income.

During the second quarter, the Company finalized its decision to close its printing operation (included in the Consumer segment) and cease its commercial printing business.  In recent years, the printing industry has been undergoing a massive consolidation along with weak demand, overcapacity and rising costs.  The Company believes that it can achieve a financial savings by outsourcing its printing needs.  This business unit had net sales of $6.8 million in fiscal 2003.  The Company completed the closure of this operation at the end of March 2004.  The Company recorded a pre-tax charge of $1.3 million in the second quarter of fiscal 2004 as a result of the closure.

In October 2003, the Company announced it was exiting the German business for roll technology engraving products which had net sales of $1.9 million in fiscal 2003.  The operation, which was part of the Industrial segment, had not been profitable for the past several years largely because the business lacked the scale to compete effectively with its two largest competitors in the European market, both of which are headquartered in Germany.  As a result of the decision to close the business, a pretax charge of $1.1 million was included in discontinued operations in the Condensed Consolidated Statements of Income in the first quarter of fiscal 2004.

In fiscal 2003, the Company exited its H. F. Coors China Company (Food Service Equipment) and National Metal (Industrial) businesses.

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash Flows

First Nine Months of 2004

For the nine months ended March 31, 2004, operating activities generated $20.9 million in cash flow, as compared to $30.2 million for the same period one year earlier.  The change in operating cash flows is primarily attributable to $5.8 million in pension contributions in the current period compared to no contributions in the prior year.  In addition, the Company has paid an additional $2.4 million in estimated income tax associated with the greater level of profit achieved in the current year versus the prior year period.  The remaining change is attributable to the use of $2.5 million in cash by discontinued operations.  Overall movement in net working capital (defined as accounts receivable plus inventories less accounts payable) was approximately $500,000 for the current nine month period.

The Company used the cash generated from operations to fund capital expenditures of $5.5 million, pay dividends of $7.7 million and acquire shares from employees and others of $3.2 million.  The Company also disposed of several businesses for total cash proceeds of $25.8 million and sold several pieces of real property for cash proceeds of $1.6 million.  The Company used cash of $34.8 million to make two acquisitions.  The net effect of these transactions was an increase in net debt of $2.3 million.

First Nine Months of 2003

During the first nine months of fiscal 2003 operating activities generated $30.2 million in cash flow, as compared to the $33.6 million for the comparable period in fiscal 2002.  Despite a decline in operating income of $11.8 million, the Company had been able to more closely maintain similar cash flows due to its working capital initiatives.  The Company redeployed those resources by investing $5.1 million in plant and capital equipment while returning $7.6 million to shareholders through cash dividends and reducing net debt by $20.9 million.  Capital expenditures declined by $4.1 million as compared to the first nine months of 2002 as the Company reacted to the downturn in the economy and focused on replacement activities.

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

Liquidity and Capital Resources

Our primary cash requirements include working capital, interest and mandatory debt payments, capital expenditures, restructuring activities, operating lease payments, pension contributions and dividends.  We expect to spend between $9 million and $10 million on capital expenditures in fiscal 2004.  The primary sources of cash for each of the Company’s requirements are cash flows from continuing operations and borrowings under our revolving credit facility.

In addition, we regularly evaluate acquisition opportunities.  We anticipate that any cash needed for future acquisition opportunities would be obtained through a combination of cash flows from continuing operations and borrowing under the revolving credit facility.  In the event that cash flows from continuing operating activities would not be sufficient, we have available borrowing capacity under various agreements of up to $76.1 million as of March 31, 2004.

The Company sponsors a number of both defined benefit plans and defined contribution plans.  We have evaluated the current and long-term cash requirements of these plans.  As noted above, the operating cash flows from continuing operations is expected to be sufficient to cover required contributions under ERISA and other governing regulations.

Borrowings under the revolving credit facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio, as defined in the revolving credit facility.  The weighted-average interest rates for borrowings outstanding were 2.13% and 2.4%, respectively, at March 31, 2004 and 2003.  The annual facility fee in effect on our Revolving Credit Facility at March 31, 2004 was 0.25%.

The following table sets forth the Company’s capitalization at March 31, 2004 and June 30, 2003:

March 31

June 30

Short-term debt

$

469

$

910

Long-term debt

118,085

109,019

  Total Debt

118,554

109,929

Less cash

17,843

11,509

  Total net debt

100,711

98,420

Stockholders’ equity

164,480

161,922

  Total capitalization

$

265,191

$

260,342

The Company’s net debt increased by $2.3 million to $100.7 million at March 31, 2004.  The Company’s net debt to capital percentage was 38% at March 31, 2004 compared to 37.8% at June 30, 2003.

The Company has had an insurance program for certain key retired executives.  Active employees are no longer eligible for this program which has been terminated.  The underlying policies have a cash surrender value of $20.6 million and are reported net of loans of $13.3 million for which the Company has the legal right of offset.  These policies have been purchased to fund supplemental retirement income benefits for certain retired executives.  The aggregate present value of future obligations was approximately $5.1 million and $5.6 million at March 31, 2004 and June 30, 2003, respectively.

Our revolving credit facility contains customary affirmative and negative covenants.  In general, the covenants contained in the revolving credit facility are more restrictive than those of the Senior Notes due at various times.  Among other restrictions, these covenants require us to meet specified financial tests, which included minimum levels of earnings from operations before interest, taxes, depreciation, and amortization (EBITDA), and various debt to EBITDA ratios.  These covenants also limit our ability to incur additional debt, make acquisitions, merge with other entities, create or become subject to liens and sell major assets.  At June 30, 2003, we were in compliance with these financial covenants.  We were in compliance with all covenants as of March 31, 2004, and based upon our current plans and outlook, we believe we will be able to comply with these covenants during the upcoming 12-month period.

The Company is contractually obligated under various operating leases for real property.  No significant leases were consummated in the first nine months of fiscal 2004.

RECENT ACCOUNTING CHANGES AND PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 132 (revised) “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits.”  The revised standard expanded the disclosure requirements to include additional information regarding assets, future contribution levels and increased quarterly disclosures.  The adoption of this revised standard was not significant.

Other Matters

Inflation – Certain of the Company’s expenses, such as wages and benefits, occupancy costs and equipment repair and replacement, are subject to normal inflationary pressures.

Foreign Currency Translation – The Company’s primary functional currencies used by its non-U.S. subsidiaries are the Euro and the British Pound Sterling (Pound).  During the last twelve month period, both these currencies have experienced increases relative to the U.S. dollar, particularly the Euro.  From March 2003 to March 2004 the Pound has appreciated 17.3% and the Euro has risen 14%.  These higher exchange values were used in translating the appropriate non-U.S. subsidiaries’ balance sheets into U.S. dollars at the end of the current quarter.

Environmental Matters – The Company is party to various claims and legal proceedings, generally incidental to its business. The Company does not expect the ultimate disposition of these matters will have a material adverse effect on its financial statements.

Seasonality – Historically, the second and fourth quarters have been the best quarters for our consolidated financial results.  Due to the gift-giving holiday season, the Consumer segment has experienced strong sales benefiting the second quarter performance.  The fourth quarter performance has typically been enhanced by increased activity in the construction industry.

Critical Accounting Policies

The Condensed Consolidated Financial Statements include accounts of the Company and all its subsidiaries.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Condensed Consolidated Financial Statements, giving due consideration to materiality.  Although we believe that materially different amounts would not be reported due to the accounting policies described below, the application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  We have listed a number of accounting policies which we believe to be the most critical, but we also believe that all of our accounting policies are important for disclosure purposes.

Collectibility of Accounts Receivable – Accounts Receivable are reduced by an allowance for amounts that may become uncollectible in the future.  Our estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where we have information that the customer may have an inability to meet its financial obligation together with a general provision for unknown but existing doubtful accounts.  Actual collection experience may improve or decline.

Realizability of Inventories – Inventories are valued at the lower of cost or market and are reduced by a reserve for excess and potentially obsolete inventories.  The Company regularly reviews inventory values on hand using specific aging categories, and records a provision for obsolete and excess inventory based on historical usage and estimated future usage.  As actual future demand or market conditions may vary from those projected by management, adjustments to inventory valuations may be required.

Realization of Goodwill – We adopted SFAS No. 142, “Goodwill and Other Intangibles” effective July 1, 2001.  Under SFAS No. 142, goodwill is not amortized; however, goodwill must be tested for impairment at least annually.  Therefore, on an annual basis we test for goodwill impairment by estimating the fair value of our reporting units using the present value of future cash-flows method.  In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit.  An impairment loss is recognized if the carrying amount exceeds the fair value.  The nature of the estimates made in projecting future cash flows could adversely affect the calculations made by the Company if actual cash flows are less.  We are subject to financial statement risk to the extent that goodwill becomes impaired.

Cost of Employee Benefit Plans – We provide a range of benefits to our employees, including pensions and some post retirement benefits.  We record expenses relating to these plans based on calculations specified by U.S. GAAP, which are dependent upon various actuarial assumptions such as discount rates, assumed rates of return, compensation increases, turnover rates, and health care cost trends.  The expected return on plan assets assumption is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.  We review our actuarial assumptions on at least an annual basis and make modifications to the assumptions based on current rates and trends when appropriate.  Based on information provided by our actuaries and other relevant sources, we believe that our assumptions are reasonable.

The Company has other important accounting policies that at any point may be considered to be material to the Company.  The Company has described all significant accounting policies within the footnotes to the financial statements and, when such policies are determined to be material, they are included above.

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

Exchange Risk

The Company is exposed to both transactional risk and translation risk associated with exchange rates.  Regarding transactional risk, the Company mitigates certain of its foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time.  These contracts are used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  Due to the absence of forward foreign currency contracts at March 31, 2004, the Company did not have any fair value exposure for financial instruments.

Our primary translation risk was with the Euro and the British Pound Sterling.  We do not hedge our translation risk.  As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate

The Company's interest rate exposure is limited primarily to interest rate changes on its variable rate borrowings. From time to time, the Company will use interest rate swap agreements to modify our exposure to interest rate movements.  At March 31, 2004, the Company has no outstanding interest rate swap agreements.

The Company also has $64.3 million of long-term debt at fixed interest rates as of March 31, 2004.  There would be no immediate impact on the Company's interest expense associated with its long-term debt due to fluctuations in market interest rates.  There has been no significant change in the exposure to changes in interest rates from June 30, 2003 to March 31, 2004.

The Company has a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  The Company believes that no one customer accounts for more than 4% of our outstanding receivables or of our consolidated sales.

Commodity Prices

The Company is exposed to fluctuating market prices for commodities, primarily steel.  Each of our segments is subject to the effects of changing raw material costs caused by the underlying commodity price movements.  In general, we do not enter into purchase contracts that extend beyond one operating cycle.

During the current quarter, both the Industrial and Food Service Equipment segments experienced price increases for steel products and other metal commodities.  Among those items impacted were the prices of galvanized steel strip, stainless steel and carbon steel sheet material, copper wire and refrigeration components.  These are key elements in the products manufactured in these segments.  Our affected divisions are implementing price increases intended on fully offsetting the increase in steel.  While these higher prices are expected to be accepted by our customers there can be no certainty that the price increases implemented will in fact be accepted by our customers.  The ultimate acceptance of these price increases will be impacted by our affected divisions’ competitors and the timing of their price increases.  The Company has also evaluated alternative sources of steel, including increasing the percentage of steel purchased from foreign sources, as alternatives to buying steel from U.S. based mills.

ITEM 4.  CONTROLS AND PROCEDURES

The management of the Company including Roger L. Fix as Chief Executive Officer and Christian Storch as Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures.  Under the rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those “controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports issued or submitted by it under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.”  Based on the evaluation of the Company’s disclosure controls and procedures, it was determined that such controls and procedures were effective as of the end of the period covered by this report.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls during the quarterly period ended March 31, 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e)

The following table provides information about purchases by the Company during the quarter ended March 31, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities1

(d) Maximum number

(c) Total number of

(or appropriate dollar

shares (or units)

value) of shares (or

(a) Total number of

(b) Average price

purchased as part of

units) that may yet be

shares (or units)

paid per share

publicly announced

purchased under the

Period

purchased

(or unit)

plans or programs

plans or programs

January 1, 2004 – January 31, 2004

59,527

29.27

59,527

1,161,044

February 1, 2004 – February 29, 2004

1,244

28.29

1,244

1,159,800

March 1, 2004 – March 31, 2004

19,025

28.86

19,025

1,140,775

TOTAL

79,796

28.80

79,796

1,140,775

1The Company has a Stock Buyback Program (the “Program”) which was originally announced on January 30, 1985. Under the Program, the Company may repurchase its shares from time to time, either in the open market or through private transactions, whenever it appears prudent to do so.  On December 15, 2003, the Company authorized an additional 1 million shares for repurchase pursuant to its Program.  The Program has no expiration date, and the Company from time to time will authorize additional increases of 1 million share increments for buyback authority so as to maintain the Program.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

3(ii)

By-Laws of the Company as amended and restated on October 28, 2003.

31.1

Principal Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Principal Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K

The Company filed one report on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2004.  The Form 8-K was filed on January 22, 2004, announcing the Company’s earnings for the quarter ended December 31, 2003.

ALL OTHER ITEMS ARE INAPPLICABLE

STANDEX INTERNATIONAL CORPORATION

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDEX INTERNATIONAL CORPORATION

Date:

May 10, 2004

/s/ Robert R. Kettinger

Robert R. Kettinger

Corporate Controller

Date:

May 10, 2004

/s/ Christian Storch

Christian Storch

Vice President/CFO