Form 10-K
period 2004-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2004-09-10
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

Common Stock, Par Value $1.50 Per Share

New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]     NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES [X]     NO [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at the close of business on July 31, 2004 was approximately $276,047,000.  Registrant’s closing price as reported on the New York Stock Exchange for July 31, 2004 was $22.76 per share.

The number of shares of Registrant's Common Stock outstanding on August 31, 2004 was 12,288,666.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders (Part III) of this report are incorporated by reference.

Statements contained in this Annual Report on Form 10-K that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company’s business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired.  These factors include uncertainties in competitive pricing pressures, unforeseen volatility in financial markets, general domestic and international business and economic conditions and market demand.

PART I

ITEM 1.  BUSINESS

Standex (1) was incorporated in 1975 and is the successor of a corporation organized in 1955.  We are a leading, focused, diversified manufacturer.  We produce a variety of products and provide services for selected market segments, with operations on a global basis in five reporting business segments:  Food Service Equipment, Air Distribution Products, Engraving Products, Engineered Products and Consumer.  Maintaining our diversification across multiple lines of business has enabled us to achieve earnings consistency throughout market and economic cycles.  As a result, we have paid dividends each quarter since Standex became a public corporation in November 1964.

The Company has seventeen operating units aggregated and organized for internal purposes into five segments.  Overall supervision, coordination and financial control are maintained by the executive staff from its corporate headquarters located at 6 Manor Parkway, Salem, New Hampshire.  As of the fourth quarter of fiscal year 2004, we changed the structure of our internal organization in a manner causing the composition of our reporting segments to change.  We have restated segment information for earlier periods in connection with the new reporting segments in the Notes to Consolidated Financial Statements.

Our basic operating strategy is to grow the earnings of our niche businesses which have high market share, acquire companies that offer strategic fits with existing businesses, pursue operational and strategic linkages among our businesses and maintain an efficient corporate structure.

We call our operating strategy “focused diversity” whereby we strive to provide customer-driven, engineered solutions.  This strategy is designed to achieve:

•

Long-term growth in sales and earnings

•

Continuous improvements in our cost structure and working capital utilization via lean enterprise and other management initiatives

•

New product development and consistent product enhancement

•

Completion of strategic bolt-on acquisitions which will deliver tangible synergies to supplement the sales and earnings growth of the overall Company

We continually assess each of our businesses to determine whether they fit with our evolving strategic vision, with our primary focus on businesses with strong fundamentals and growth opportunities.

Recent Announcements

In the fourth quarter of 2004, the Company’s board of directors approved a plan to divest of the James Burn International global operations, a manufacturer of wire binding systems with locations primarily in the United States, United Kingdom, Singapore, Sweden, France and Mexico.  As a result of this plan and the subsequent offers received, the Company has recognized an impairment charge in accordance with Financial Accounting Standards No. 144.  In accordance with this standard, the Company recognized an impairment charge on the asset disposal group of $11.9 million pre-tax in the current year, including estimated costs to sell.  The Company expects to complete the sale within six months and has recognized in connection with this transaction a tax benefit of approximately $4.4 million.  This charge is more fully described in both the Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements.

During the year we consummated two acquisitions:  Magnetico, Inc. and Nor-Lake, Inc.  These acquisitions are more fully described in both the Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements.  In the second quarter, we sold substantially all the assets and liabilities associated with the Jarvis Caster Group to a strategic buyer.  This disposition is more fully described in both the Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements.  Also during the year, we closed, sold and realigned several of our business units as part of our restructuring and realignment plan.  This plan is described in more detail in both the Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements.

Please visit our web site at www.standex.com to learn more about us or to review our most recent SEC filings.  The information on our web site is not incorporated into this Annual Report on Form 10-K.

The principal products and the major markets for our products and services are set forth below.  Sales are made both directly to customers and by or through manufacturers’ representatives, dealers and distributors.  Additional information regarding the Company’s business and financial information about industry segments is presented in the Notes to Consolidated Financial Statements under the caption “Industry Segment Information.”

(1)

References in this Annual Report on Form 10-K to "Standex" or the "Company" or “we,” “our” or “us” shall mean Standex International Corporation and its subsidiaries.

Food Service Equipment Segment

Our Food Service Equipment businesses are leading broad-line manufacturers of commercial foodservice equipment.  Our products are used throughout the entire process; from storage, to preparation, to display and to delivery.  Our equipment helps restaurants, convenience stores, quick-service restaurants, supermarkets, bakeries and healthcare and other institutional users meet the challenges of providing food and beverages that are fresh and appealing with the comfort of knowing the reliability of the equipment.  Our products are sold direct and through industry representatives.  Through innovation and acquisition, we continue to expand this segment and its industries served.  Our brands and products include:

▪

Master-Bilt® refrigerated cabinets, cases, display units, modular structures, coolers and freezers.

▪

Nor-Lake, Inc. refrigerated walk-in coolers, freezers, refrigeration systems and cases.

▪

Barbecue King® and BKI® commercial cook and hold units, rotisseries, pressure fryers, ovens and baking equipment.

▪

Federal Industries bakery and deli heated and refrigerated display cases.

▪

USECO food service equipment and patient feeding systems.

▪

Procon® rotary vane pumps.

Consumer Segment

Our Consumer segment provides our customers products ranging from religious themed publications and related materials to high quality consumable goods.  Our products are sold and marketed through catalogs, direct sales and industry representatives.  Our customers include consumers, religious followers and churches. The following describes the businesses and products of our consumer segment:

▪

Standard® Publishing publishes religious periodicals, curricula, VBS materials, Sunday school literature, children’s books and supplies.

▪

Berean® Christian Stores, a chain of 18 Berean® Christian bookstores, serving as distribution centers and retail outlets for religious books and merchandise.

▪

Standex Direct which includes the Frank Lewis® Grapefruit Club, Red Cooper® and Harry's Crestview Groves® brand names.  Combined, they sell grapefruit packages, grapefruit juice, grapefruit sections, onions, melons and other related food products.

Air Distribution Products Segment

Our Air Distribution Products (“ADP”) businesses are the leading manufacturer of metal ducting and fittings for residential heating, ventilating and air conditioning applications.  With eight manufacturing locations located throughout the United States, ADP’s ability to service national accounts seamlessly puts them in a competitive advantage to the smaller regional competitors. Through technology, ADP continues to expand its industry position not only in construction but in tract housing.  Our investment in technology allows ADP to continue high-volume output while providing customization, reducing lead times to our customers.  Our products are sold through both HVAC wholesalers and, more recently, through large scale do-it yourself stores throughout the continental United States.  Our brand names in Air Distribution Products include Snappy®, ACME, ALCO and Standex.

Engraving Group Segment

Our Engraving Group is a world leader in providing the expertise, the experience and the tooling to apply texture to plastics, paper and many other items, giving the final product the cosmetic appearance and appeal that our customers require.  Our 19 locations enable us to better serve our customers within key geographic areas worldwide, including the United States, Europe, Asia Pacific and South America.  Our Engraving companies specialize in embossing and engraving techniques serving a wide variety of industries.  Through process technology and acquisitions, our portfolio of products for texturizing continues to expand, increasing the ever growing tooling library that is important to this business.  Our companies and products within the Engraving Group include Roehlen® and I R International for embossing rolls, texturizing and laser engraving systems, machines and plates; Mold-Tech® mold engraving; Mullen® Burst Testers; and Perkins converting and finishing machinery.  Our products are sold direct and through manufacturers' representatives.  The Engraving Group serves a number of industries including the automotive, plastics, building products, synthetic materials, converting, textile and paper industry, computer, houseware and construction industries.

 Engineered Products Segment

Our Engineered Products group provides customized solutions to meet our customers’ needs.  From proprietary manufacturing techniques to component manufacturing, our Engineered Products segment gives our customers access to companies that will work to provide a product for today and tomorrow.  With the ability to shape metal, machine cylinders and engineer electronic components, this segment serves a wide number of industries including aerospace, aircraft, energy, automobile and truck body manufacturers, to name a few.  Sales are made both directly to customers and through manufacturers’ representatives, dealers and distributors.  The following describes the businesses and products of our Engineered Products segment:

▪

Spincraft® metal spinning and custom fabricated components for OEMs.

▪

Standex Electronics reed switches, electrical connectors, sensors, toroids and relays, fixed and variable inductors and electronic assemblies, fluid sensors, tunable inductors, transformers and magnetic components.

▪

Custom Hoists single and double acting telescopic and piston rod hydraulic cylinders.

Raw Materials

Raw materials and components necessary for the manufacture of our products are generally available from numerous sources.  A primary raw material is sheet and rolled steel in various forms. Generally, we are not dependent on a single source of raw materials and supplies.  We do not foresee any unavailability of materials or supplies which would have any significant adverse effect on our overall business, nor any of our segments, in the near term. Recently, the price of steel and other metal products has increased due to changing market conditions.  Discussion of the impacts of these increases is included in Managements’ Discussion and Analysis.

Seasonality

Typically, the second and fourth quarters represent our best quarters for our consolidated financial results.  Due to the gift-giving holiday season, the Consumer Segment experiences strong sales benefiting the second quarter performance.  The fourth quarter performance is enhanced by increased activity in the construction industry.

Patents and Trademarks

We hold approximately 90 United States patents covering processes, methods and devices and approximately 100 United States trademarks.  Many counterparts of these patents have also been registered in various foreign countries.  In addition, we have various registered and unregistered trademarks.

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

Customers

The Company’s business is not dependent upon a single customer or very few customers, the loss of any one of which would have a material adverse effect on the Company’s operations.  The Engineered Products segment includes one customer whose annual revenues represent less than 3% of consolidated net sales but represents slightly more than 14% of that segment’s revenues in 2004.

Working Capital

The Company’s and it segments primary source of working capital is the cash generated from continuing operations.  No segments require any special working capital needs outside of the normal course of business.

Backlog

Backlog orders believed to be firm at June 30, 2004 and 2003 are as follows (in thousands):

2004

2003

Food Service Equipment

$  32,686

$ 24,971

Consumer Group

5,114

4,469

Air Distribution

2,414

1,554

Engraving

8,636

5,526

Engineered Products

  102,635

 100,340

Total

151,485

136,860

Net realizable beyond one year

    46,898

   60,440

Net realizable within one year

$104,587

$ 76,420

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

International Operations

Substantially all international operations of the Company are related to domestic operations and are included in the Food Service Equipment, Engraving Group and Engineered Products business segments.  International operations are conducted at 30 plants, principally in Western Europe.  See the Notes to Consolidated Financial Statements for international operations financial data. Our international operations contributed approximately 11.5% of operating revenues in 2004 and 12.2% in 2003.  International operations are subject to certain inherent risks in connection with the conduct of business in foreign countries including, exchange controls, price controls, limitations on participation in local enterprises, nationalizations, expropriation and other governmental action and changes in currency exchange rates.

Research and Development

Developing new and improved products, broadening the application of established products, and continuing efforts to improve and develop new methods, processes and equipment, have driven the Company’s success.  However, due to the nature of our manufacturing operations and the types of products manufactured, expenditures for research and development are not significant to any individual segment. Research and development costs are quantified in the Notes to Consolidated Financial Statements.  The Company develops and designs new products to meet customer needs or in order to offer enhanced products or to provide customized solutions for customers.

Environmental Matters

To the best of our knowledge, the Company believes that it is presently in substantial compliance with all existing applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position.

Financial Information About Geographic Areas

Information regarding revenues from external customers attributed to: the United States, all foreign countries and any individual foreign country, if material, is contained in the Notes to Consolidated Financial Statements for Industry Segment Information.

Number of Employees

As of June 30, 2004, the Company employed approximately 5,200 employees of which 3,500 were in the United States.  About 1,300 of these employees were represented by unions.

Long-lived Assets

Long-lived assets are described and discussed in the Notes to Consolidated Financial Statements.

Available Information

This Annual Report on Form 10-K, as well as the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K, along with any amendments to those reports, are made available free of charge, on the Company’s website (www.standex.com) as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

At June 30, 2004, we operated a total of 88 principal plants, stores and warehouses located throughout the United States, Western Europe, Canada, Australia, Singapore, China, Brazil and Mexico.  The Company owned 42 of the facilities and the balance were leased.  The Company operated 18 retail stores in various sections of the United States, of which all were leased and included in the balance noted above.  The approximate building space utilized by each product group of Standex at June 30, 2004 is as follows (in thousands):

Area in Square Feet

Owned

Leased

Food Service Equipment

787

253

Consumer

342

268

Air Distribution Products

782

42

Engraving

415

270

Engineered Products

418

312

General Corporate

29

--

Held for Resale

   450

     80

Total

3,223

1,225

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

EXECUTIVE OFFICERS OF STANDEX

Name

Age

Principal Occupation During the Past Five Years

Roger L. Fix

51

Chief Executive Officer of the Company since January 2003; President of the Company since December 2001 and Chief Operating Officer of the Company from December 2001 to December 2002; Chief Executive Officer, Chief Operating Officer and President of Outboard Marine Corporation from August 2000 to February 2001; Chief Operating Officer of Outboard Marine Corporation from June 2000 to August 2000; Chief Executive of John Crane from 1998 through June 2000; President – North America of John Crane from May 1996 to May 1998; prior thereto President of Xomox, a division of Emerson Electric.

As COO of Outboard Marine Corporation (“OMC”) (June-August 2000), Mr. Fix completed a strategic review and commenced implementation of programs to address the financial crisis the company was and had been experiencing since about 1997.  Mr. Fix became President and CEO of OMC in August 2000.  In December 2000, at the direction of the investors, a voluntary petition in Bankruptcy pursuant to Chapter 11 of the U.S. Bankruptcy Code was filed for OMC.  In August 2001, the case converted to a voluntary case under Chapter 7 of the U.S. Bankruptcy Code.

Deborah A. Rosen

49

Chief Legal Officer of the Company since October 2001; Vice President of the Company since July 1999; General Counsel of the Company since January 1998; and Secretary of the Company since October 1997.

Christian Storch

44

Vice President and Chief Financial Officer of the Company since September 2001; Manager of Corporate Audit and Assurance Services of the Company from July 1999 to August 2001; prior thereto Divisional Financial Director and Corporate Controller of Vossloh AG, a publicly held German corporation.

Timothy S. O'Neil

33

Chief Accounting Officer since September 1, 2004; Assistant Treasurer since November 2003; Financial Controller November 2002 to August 2004; prior thereto Senior Manager, Deloitte & Touche LLP.

Robert R. Kettinger

62

Corporate Controller of the Company since July 1991. (Retired effective August 31, 2004)

The executive officers are elected each year by the Board of Directors to serve for one-year terms of office.  There are no family relationships among any of the directors or executive officers of the Company.

PART II

ITEM 5.  MARKET FOR STANDEX COMMON STOCK

RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES

OF EQUITY SECURITIES

The principal market in which the Common Stock of Standex is traded is the New York Stock Exchange.  The high and low sales prices for the Common Stock on the New York Stock Exchange and the dividends paid per Common Share for each quarter in the last two fiscal years are as follows:

Common Stock Prices and Dividends Paid

Common Stock Price Range

Dividends

2004

2003

per Share

Year Ended June 30

High

Low

High

Low

2004

2003

First quarter

$24.50

$20.98

$25.00

$19.35

$0.21

$0.21

Second quarter

29.28

24.16

24.36

18.80

0.21

0.21

Third quarter

29.95

25.75

24.00

18.70

0.21

0.21

Fourth quarter

28.28

24.01

22.32

19.07

0.21

0.21

The approximate number of stockholders of record on August 31, 2004 was 12,288,666.

Additional information regarding the Company’s equity compensation plans is presented in the Notes to Consolidated Financial Statements under the caption “Stock Based Compensation and Purchase Plans.”

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

Issuer Purchases of Equity Securities(1)

Quarter Ending June 30, 2004

(d) Maximum Number

(c) Total Number of

(or Appropriate Dollar

Shares (or units)

Value) of Shares (or

(a) Total Number

(b) Average

Purchased as Part of

units) that May Yet Be

of Shares (or

Price Paid per

Publicly Announced

Purchased Under the

Period

units) Purchased

Share (or unit)

 Plans or Programs

Plans or Programs

April 1, 2004 –

April 30, 2004

1,009

$27.33

1,009

1,139,767

May 1, 2004 –

May 31, 2004

964

26.46

964

1,138,803

June 1, 2004 –

June 30, 2004

   766

  27.31

    766

1,138,037

   TOTAL

2,739

$27.02

2,739

1,138,037

(1) The Company has a Stock Buyback Program (the “Program”) which was originally announced on January 30, 1985.  Under the Program, the Company may repurchase its shares from time to time, either in the open market or through private transactions, whenever it appears prudent to do so.  On December 15, 2003, the Company authorized an additional 1 million shares for repurchase pursuant to this Program.  The Program has no expiration date, and the Company from time to time will authorize additional increases of 1 million share increments for buyback authority so as to maintain the Program.

Selected financial data for the five years ended June 30, 2004 is as follows:

	2004	2003	2002	2001	2000
SUMMARY OF OPERATIONS (in thousands)
Net Sales
Food Service Equipment	$191,791	$145,768	$139,128	$147,056	$143,733
Consumer	90,839	94,017	100,842	103,911	102,282
Air Distribution Products	118,640	103,279	101,069	97,208	105,537
Engraving	72,162	54,392	46,964	57,388	64,358
Engineered Products	104,018	92,742	89,447	79,473	85,295
Total	577,450	490,198	477,450	485,036	501,205
Gross Profit	194,563	169,770	169,999	175,229	179,064
Operating Income
Food Service Equipment	15,548	10,455	9,818	13,627	11,409
Consumer	5,170	2,464	6,681	9,360	9,253
Air Distribution Products	13,869	12,907	16,793	12,310	15,852
Engraving	7,262	5,667	1,863	6,487	6,605
Engineered Products	13,618	14,625	12,921	12,806	16,790
Restructuring	(1,218)	(5,364)	-	-	(3,642)
Other, net	279	(5,556)	-	-	-
Corporate	(17,532)	(12,906)	(11,458)	(8,057)	(10,157)
Total	36,996	22,292	36,618	46,533	46,110

Interest Expense	(5,725)	(6,810)	(8,546)	(10,998)	(10,571)
Other operating income/(expense), net	665	172	(138)	200	608
Gain on stock received	-	-	-	-	2,711
Provision for income taxes	(9,857)	(4,814)	(8,907)	(14,780)	(15,954)
Income from continuing operations	22,079	10,840	19,027	20,955	22,904
Income (loss) from discontinued
operations	(11,474)	3,309	1,370	3,942	4,799
Cumulative effect of accounting
change	-	-	(3,779)	-	-
Net income	10,605	14,149	16,618	24,897	27,703

EBIT(1)	37,661	22,464	36,480	46,733	46,718
EBITDA(1)	49,132	33,411	47,198	57,874	57,416

PER SHARE DATA
Basic
Income from continuing operations	1.81	0.90	1.57	1.72	1.81
Income (loss) from discontinued operations	(0.94)	0.27	0.11	0.33	0.38
Cumulative effect of change in
accounting principle	-	-	(0.31)	-	-
	0.87	1.17	1.37	2.05	2.19

Diluted
Income from continuing operations	1.79	0.89	1.55	1.70	1.79
Income (loss) from discontinued
operations	(0.93)	0.27	0.11	0.32	0.38
Cumulative effect of change in
accounting principle	-	-	(0.31)	-	-
	0.86	1.16	1.35	2.02	2.17
Dividends paid	0.84	0.84	0.84	0.83	0.79

BALANCE SHEET AND CASH FLOW (in thousands)
Total Assets	442,693	422,480	406,039	424,264	424,200
Accounts Receivable	89,435	91,714	93,219	98,470	104,431
Inventories	85,787	82,530	92,931	102,674	112,201
Accounts Payable	(54,252)	(41,241)	(35,209)	(33,554)	(36,495)
Net Working Capital	120,970	133,003	150,941	167,590	180,137
Change in net working capital	(12,033)	(17,938)	(16,649)	(12,547)	(1,931)

Long-term debt	108,786	109,019	50,087	153,019	153,436
Short-term debt	746	910	82,221	2,532	2,357
Total debt	109,532	109,929	132,308	155,551	155,793
Less cash	17,504	11,509	8,092	8,955	10,438
Net debt	92,028	98,420	124,216	146,596	145,355
Shareholders* Equity	163,534	161,922	178,432	172,174	164,814
Total Capitalization	255,562	260,342	302,648	318,770	310,169

Depreciation	11,471	10,947	10,718	11,141	10,698
Capital expenditures	7,383	6,351	9,599	11,926	20,291
Cash flow from continuing operations	36,547	46,581	35,105	25,945	34,662

KEY STATISTICS	2004	2003	2002	2001	2000
Gross profit margin	33.69%	34.63%	35.61%	36.13%	35.73%
Operating income margin	6.41	4.55	7.67	9.59	9.20
EBIT as a percentage of sales	6.52	4.58	7.64	9.63	9.32
EBITDA as a percentage of sales	8.51	6.82	9.89	11.93	11.46
Net debt to total capital ratio	36.01	37.80	41.04	45.99	46.86

(1)

EBIT (earnings before interest and income taxes) and EBITDA (EBIT plus depreciation and amortization) are not measures of financial performance under generally accepted accounting principles (GAAP). We disclose EBIT and EBITDA because they can be used to analyze profitability between companies and industries by eliminating the effects of financing (i.e., interest) and capital investments (i.e., depreciation and amortization). We continually evaluate EBITDA, as we believe that an increasing EBIT and EBITDA depict increased ability to attract financing. We do not consider EBIT and EBITDA to be substitutes for performance measures calculated in accordance with GAAP. Instead, we believe that EBIT and EBITDA are useful performance measures which should be considered in addition to those measures reported in accordance with GAAP. The ratio of total debt to EBITDA illustrates to what degree we have borrowed against earnings. EBITDA is derived from net income as follows:

	Year Ended June 30,

	2004	2003	2002	2001	2000

Net income	$10,605	$14,149	$16,618	$24,897	$27,703
Loss (Income) from discontinued operations, net of tax	11,474	(3,309)	(1,370)	(3,942)	(4,799)
Cumulative effect of accounting change	--	--	3,779	--	--
Gain on stock received	--	--	--	--	(2,711)
Provision for income taxes	9,857	4,814	8,907	14,780	15,954
Interest expense, net	5,725	6,810	8,546	10,998	10,571
EBIT	37,661	22,464	36,480	46,733	46,718

Depreciation & Amortization	11,471	10,947	10,718	11,141	10,698

EBITDA	$49,132	$33,411	$47,198	$57,874	$57,416

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Standex International Corporation (the “Company”) is a leading, focused diversified manufacturer.  The Company produces a variety of products and services for selected market segments.  The Company has five reporting segments: Food Service Equipment, Air Distribution Products, Engraving Group, Engineered Products and Consumer.  Each of these segments reacts to different economic trends.  Our diversification has helped to reduce the impact that many economic trends might otherwise have had on the Company.

The Company has a focused diversity strategy, the goals of which include creating a smaller number of larger more profitable operating units to compete effectively.  Our strategy includes growing the earnings of our businesses which have demonstrated market leadership, acquiring companies that compliment our existing businesses and pursuing operational and strategic linkages among our businesses.

Some of the economic trends that favorably impacted our businesses include new home construction starts and the timing of expansion plans within the Food Service Equipment industry.  In addition, exchange rates have continued to have an overall positive impact on the businesses owned.  Steel is a significant raw material used in the Air Distribution Products, Engineered Products and Food Service Equipment segments.  Recent price increases for galvanized steel strip, stainless steel and carbon steel sheet material, copper wire and refrigeration components have required many of the Company’s businesses to either implement or plan to implement price increases to offset both the current and future expected price increases of these materials, the impact of which is further explained below.

There are several items that affect the comparability of performance information of the Company between the periods discussed in this report.  These items include the following:

•

In the fourth quarter of 2004 we recognized a pre-tax impairment charge for assets to be sold of $11.9 million associated with the global operations of James Burn International.

•

In the third quarter of 2004 we announced the consolidation of the Rochester, New York Engraving business into the Richmond, Virginia facility and recorded pre-tax restructuring charges of $1.1 million in our Engraving segment.

•

In the second quarter of 2004 we acquired all of the outstanding common shares of Nor-Lake, Incorporated ("Nor-Lake").

•

In the second quarter of 2004 we acquired Magnetico, Inc. ("Magnetico"), a manufacturer of magnetic components.

•

In the second quarter of 2004 we sold substantially all the assets and transferred certain liabilities of the Jarvis Caster Group.

•

In the second quarter of 2004 we announced the closing of the commercial printing business and recorded pre-tax restructuring charges of $1.3 million which is included in discontinued operations.

•

In the first quarter of 2004 we announced a plan to exit the roll technology engraving business located in Germany and recorded pre-tax restructuring charges of $1.1 million which is included in discontinued operations.

•

In June of 2003 we acquired certain assets and liabilities of I R International and all the outstanding shares of Dornbusch & Cia. Industria e Comérico Ltda.

•

In 2003 we closed and consolidated certain manufacturing facilities which were under utilized, and various properties were sold, resulting in a net pre-tax gain of $4.3 million.

The Company monitors a number of key performance indicators including net sales, operating income, capital expenditure, backlog and gross profit margin.  A discussion of these key performance indicators is included within the discussion below.

Consolidated Results from Continuing Operations

Net Sales

Net sales from continuing operations increased $87.3 million, a 17.8% increase.  Acquisitions added $43.8 million in sales in 2004 while exchange rates favorably impacted sales by $7.8 million.  After taking these into account, organic sales increased $35.7 million when compared to 2003.  With the exception of the Consumer segment, all of our segments reported strong sales growth with our Food Service Equipment segment gaining the most year over year. Organic growth is comprised of both increases in volume as well as price increases introduced to offset increased raw material costs.   A further discussion by segment follows.

2003 net sales from continuing operations increased $12.8 million, a 2.7% increase from 2002.   The fiscal 2003 sales include an extra month of European sales of $3.1 million resulting from the Company’s decision to conform the accounting year of its European operations to the corporate fiscal year ending June 30.  Foreign exchange rate changes favorably impacted the 2003 sales by approximately $4.2 million.  This remaining increase in net sales was attributable to increases in organic sales in all but the Consumer segment.

Operating Income

Income from Operations increased $14.7 million, a 65.9% increase. In 2004, restructuring costs decreased $4.1 million year over year.  See Notes to the Consolidated Financial Statements for additional detail on restructuring expenses.  In 2003, the Company incurred a cost of $5.6 million associated with the early retirement of two former key executives.  After factoring these decreases in expenses, the remaining increase in operating income of $5.0 million is attributable primarily to improved performances within the Food Service Equipment segment, the Consumer segment and the Engraving segment offset by increased Corporate expenses.  See further discussions below by segment.

Income from Operations decreased $14.3 million in 2003, a 39.1% decline from 2002.  In 2003, the Company incurred costs of $5.4 million associated with the restructuring and realignment program.  In addition, the Company incurred a cost of $5.6 million associated with the early retirement of two former key executives.  Excluding these costs, income from operations decreased $3.3 million.  Positive performances in Food Service Equipment, Engraving and Engineered Products segments were offset by the decreases in Consumer, Air Distribution Products and increased Corporate expenses in 2003.

Capital Expenditure

In general, the Company’s capital expenditure over the long term will be equivalent to our annual depreciation costs.  Capital expenditure for 2004 were $7.4 million, well below annual depreciation of $11.5 million.  The Company invested cautiously in capital during the year.  Capital expenditure increased $1.0 million in 2004, a 16.3% increase over 2003.  The Company is investing in technologies primarily in our Food Service, Air Distribution Products, Engraving and Engineered Products segments.  The Company anticipates spending between $11 million and $13 million in 2005.

Capital expenditure in 2003 decreased to $6.4 million from $9.6 million.  This decrease was in line with expectations as the restructuring and realignment program was launched.  In 2003, the Company implemented a lean manufacturing initiative as well.  These events coupled with the 2003 sales performance led to an overall decrease in capital expenditure.

Backlog

Overall backlog for one year is up 36.9% for the current year.  This increase is primarily noted within the Food Service Equipment, Engineered Products and Engraving segments.  With strong order activity and the benefits of acquisitions during the current year, these segments all reported stronger backlog numbers.

Gross Profit Margin

The gross margin for 2004 was 33.7% compared to 34.6%, a slight decrease year over year.  The impact of higher steel and other raw material costs throughout the year were essentially offset by the price increases implemented in the current year.  These price increases had a dilutive effect on gross profit margin.  The change is also attributable to the mix of product sales, with higher sales in Air Distribution Products and Food Service Equipment weighting the overall margin down when compared to the prior year levels.

The gross margin for 2003 was 34.6%, down from 35.6% in 2002. The year-over-year decline is primarily due to the substitution of lower margin sales in the Food Service Equipment and Engineered Products segment for higher margin sales in the Consumer Group.

Other Items

In October 2002, we announced a restructuring and realignment plan in the amount of $11 to $12 million to be incurred over eighteen to twenty four months. We designed the plan to improve the Company’s operating performance. The plan involves (1) disposal or closing of certain under-performing operating plants, product lines, manufacturing processes and businesses; (2) realignment and consolidation of certain marketing and distribution activities; and (3) other cost containment actions, including selective personnel reductions. We estimate that these actions will yield annual cost savings of $8.0 million once fully implemented.  See Notes to the Consolidated Financial Statements for additional information relating to the restructuring and realignment plan.  In 2004, the Company sold certain properties resulting in net pre-tax gain of $279,000.

In the second quarter of 2003, the Chief Executive Officer and the Executive Vice President/Operations elected early retirement.  The charges related to these retirements include costs that previously were being amortized to an anticipated retirement age of 65, the net present value of the conversion feature of life-insurance policies, and a retirement bonus.  The majority of these benefits will be paid over the next ten years, and, accordingly, the total benefits have been discounted their present value of $5.6 million, which is included in the caption “Other operating expenses, net” in the Statements of Consolidated Income.

Income Taxes

The effective income tax rate from continuing operations for 2004 was 30.9%, essentially unchanged from the prior year rate of 30.7%.  Included in the 2004 rate was a settlement, net of related fees, of $630,000 associated with a multi-year research and development credit which was settled in the fourth quarter of 2004.  Excluding this additional credit, the rate from continuing operations would have been approximately 33.4%.

The effective income tax rate from continuing operations for 2003 was 30.7%, a slight decline from the 2002 rate of 31.9%.  In 2003, a credit of $560,000 associated with research and development activities was recorded while there was no credit taken in 2002.  Excluding this credit, the rate for 2003 would have been approximately 34.3% compared to the 31.9% in 2002.  The 2002 rate was impacted by the implementation of tax-planning strategies, transactional based benefits from distributions from foreign subsidiaries and decreased levels of various tax contingencies which resulted in one-time benefits.

Segment Analysis

Net Sales

The following table presents net sales by business segment (in thousands):

	2004	2003	2002

Food Service Equipment	$191,791	$ 145,768	$139,128
Consumer	90,839	94,017	100,842
Air Distribution Products	118,640	103,279	101,069
Engraving Group	72,162	54,392	46,964
Engineered Products	104,018	92,742	89,447
	$577,450	$ 490,198	$477,450

Food Service Equipment

Net sales increased by $46 million in 2004 when compared to 2003, a 31.6% increase.  The acquisition of Nor-Lake in December 2003 accounted for $27.7 million of this increase.  Favorable exchange rates between primarily the US dollar, the Euro and the British Pound resulted in an increase to sales of $1.9 million.  Excluding these impacts, net sales increased $16.5 million, or 11.3%.  This increase was fueled by the strong performances of our Master-Bilt products, our USECO products and our Federal products.  Master-Bilt continues to have great success with their major accounts and benefited from increased equipment orders in the food service segment.  Federal capitalized upon its core businesses and expanded its export sales more than three times the prior year level for South America.  The USECO business completed several product redesigns in the current year and were awarded a number of new contracts with hospital and other institutional customers in the current year.  Volume at all of our Food Service Equipment companies are at or near all time highs.  Both lean initiatives and active participation in buying groups will be examined and implemented to continue expansion opportunities as well as the continued focus on international market opportunities.

Net sales increased $6.6 million in 2003 when compared to 2002, a 4.8% increase. Of this increase, $1.1 million is attributable to an extra month of European sales while $1.3 million was a result of favorable exchange rates.  Master-Bilt’s growth was aided by the expansion of distribution with new representatives and the ability to list the products with buying groups.  Federal’s performance improved year over year with increased market share gains, especially with the quick service restaurants.  Procon’s pumps continued to outperform competitors while the expansion into reverse osmosis and pesticide applications continued to show progress in new sales.

Consumer

Net Sales decreased $3.2 million in 2004, a change of 3.4%.  This decrease was consistent with the Company’s efforts to focus these businesses on improving profitability.  Sales within Berean and Standex Direct have both shown recent improvements.  Current year developments including several notable Christian themed books and movies have aided Berean in performing better in the second half of the year, with sales increases of 5% in the most recent quarter.  Standex Direct continues to focus its marketing efforts to yield better returns, resulting in an increase in sales of 2% in the fourth quarter.  With the closure of the Commercial Printing line now complete, Standard Publishing will now focus on the publishing business and review opportunities to build upon core products while expanding sales channels beyond those used traditionally.  Consumer demand will continue to play a significant role in this segment and its future sales opportunities.  Recent economic trends associated with consumer spending have been positive and the Company is hopeful of the continued strengthening in consumer confidence.

Fiscal 2003 was a disappointing year for this segment.  A 6.8% decrease in sales was recorded from fiscal 2002’s $100.8 million.  The results of the mail order business were negatively impacted by weak consumer demand and a shorter Christmas holiday season.  In addition, higher marketing expenses were incurred to reach new customers, but did not yield the expected results.  The bookstore and publishing divisions also experienced weak consumer and church customer demand due to low consumer confidence.  Additionally, marketing expenses increased in the publishing division due to the launch of a new product.

Air Distribution Products

Net sales increased by $15.4 million in 2004, a 14.9% increase.  Sales increased as a result of the continued strong housing market, product price increases and penetration into the do-it-yourself market during the current year.   National accounts are a more significant market segment, which positions ADP to take advantage of its eight manufacturing locations located strategically throughout the continental United States.   Recent price increases have been implemented to help offset the rapidly rising steel prices experienced throughout the fiscal year.  The Company often gives an advanced notice to customers of the price increases.  Some of the sales gains made in the current year represent advance buying by those customers.

2003 net sales increased $2.2 million, or 2.2% when compared to 2002.  This increase was driven by a strong market position as well as the introduction of new plasma arc technology.  This new technology allowed ADP to expand in its current market, providing packages to its core customers.

Engraving Group

Net sales increased by $17.8 million in 2004, or 32.7%.  In June 2003, the Company completed the acquisition of I R International and Dornbusch & Cia, a Brazilian affiliate.   The effect of this acquisition to the Engraving Group net sales was an increase of $14.2 million in 2004.  Favorable exchange rates added $3.8 million to sale in 2004.  During the fourth quarter of 2004,the consolidation and closure of our Rochester, NY facility into our Virginia operations commenced.  The immediate need to focus on that move is expected to have a short term negative effect to sales.

2003 net sales increased $7.4 million, or 15.8% over 2002.  Of this increase, $2.2 million was attributable to favorable exchange rates and $1.6 was attributable to the extra month of European sales.  The remaining increase was a result of market share gains made during 2003, specifically in the automotive programs with large customers.

Engineered Products

Net sales increased by $11.3 million in 2004, or 12.2%.  In 2004, the Company completed the acquisition of Magnetico and its affiliate.  The effect of this acquisition was an increase in sales of $1.9 million.  Favorable exchange rates increased sales by $2.1 million in 2004, primarily in the US Dollar to Canadian and British currencies.  After taking these into consideration, organic sales increased $7.3 million in 2004, or 13.4%. This was led by our Custom Hoists unit, whose year over year sales increased $5.9 million.  This increase in sales reflected the stronger core market for Custom in telescoping lifts for the dump trailer and dump body industry.  This market has been in a recession for the last several years, with 2004 showing the first signs of recovery.  Custom’s lean initiatives have helped improve cycle times, deliveries and improve throughput, positioning Custom to take advantage of expected increases in 2005.  Electronics organic sales increased $1.6 million in the current year.  Products including fluid level and other pressure indicators for the automotive industry helped to fuel this increase in net sales.

The increase in net sales in 2003 of $3.3 million included $397,000 due to the extra month of European sales noted above, and $722,000 was due to the effect of changes in average foreign exchange rates.  The remaining increase of $2.2 million was attributable to the strong performance of Electronics as well as increased sales at Spincraft offset by a weaker performance at Custom Hoists.  Electronics led the group with an overall increase of 10% from 2002 in net sales.  This increase was especially noted in the United Kingdom, whose year over year net sales increased 25% in 2003.

Income from Operations

The following table presents income from operations by business segment (in thousands):

	2004	2003	2002

Food Service Equipment	$15,548	$ 10,455	$ 9,818
Consumer	5,170	2,464	6,681
Air Distribution Products	13,869	12,907	16,793
Engraving Group	7,262	5,667	1,863
Engineered Products	13,618	14,625	12,921
Restructuring	(1,218)	(5,364)	--
Other Expenses, net	279	(5,556)	--
Corporate	(17,532)	(12,906)	(11,458)
	$ 36,996	$ 22,292	$ 36,618

Food Service Equipment

Income from operations (our measure of segment performance) increased by $5.1 million in 2004, a 48.7% increase.  The Company consolidated the manufacturing facility of USECO into our Master-Bilt facility in 2003.  This consolidation significantly reduced the overhead and labor rate costs for our USECO business.  The increase is also attributable to increased sales noted above and the improved margins obtained in our Procon and Federal units with the successful implementation of lean manufacturing and better sourcing of materials from alternative sources.

Income from operations increased $637,000 in 2003 from 2002, a 6.5% improvement. This increase was consistent with the increase in sales volume noted above.

Consumer

Operating income increased by $2.7 million in 2004, a 109.8% increase.  Much of this increase is attributable to management’s focus on improving profitability.  This was most noticeable with Standex Direct, whose operating income increased $2 million year over year as a result of decreases in marketing expenses and improvement in operating efficiencies.  To further this improvement, the closure of our commercial printing operation improved Standard Publishing’s profitability.

Income from operations decreased $4.2 million in 2003, a 63.1% change.  As mentioned, 2003 was a disappointing year for the Consumer Segment.  Consumer spending, one of the key indicators for this segment, continued to show lackluster growth due to unknowns in the economy.  Further, 2003 marketing expenses were higher than expected and yielded much lower returns than previous experience.  A plan was established toward the end of 2003 to improve the profitability within this segment.  The 2004 results above reflect the outcome of that plan.

Air Distribution Products

Operating income grew by $962,000 in 2004, a 7.5% increase.  This improvement was driven by the increase in sales volume during the current year of 15% partially offset by higher raw material costs for hot rolled galvanized steel.  This steel is a primary component for ADP and the rapid price increases seen throughout the steel industry were offset, when possible, with sales price increases.  Alternative sources for steel are always being investigated and the impact that future increases may have is evaluated regularly.

Operating income for 2003 decreased $3.9 million, a 23.1% change.  2002 included very favorable steel prices that directly impacted the performance of this segment.  Various lean initiatives have been launched to offset the impact of raw material price fluctuations.  In addition, price competition while expanding into new markets put pressure on ADP and its margins.  ADP examined the existing manufacturing locations and shut down in 2004 one of the plants to eliminate overcapacity.  This facility's production was easily transferred to one of the other eight locations.

Engraving Group

Operating income rose by $1.6 million in 2004, a 28.1% increase.  This increase is in line with the growth in sales overall for this segment.  Restructuring activities within this group will continue into the first quarter of 2005, with the closure of the Rochester, N.Y. facility and its consolidation into our Virginia operations.  The Engraving businesses are labor intensive and thus increased volume does not always yield increased margin improvements.  This segment continually evaluates new technologies to reduce the overhead involved in the manufacturing of their product.  The consolidation of facilities will help to reduce that overhead as well.

Operating income in 2003 increased $3.8 million, or 204.2% when compared to 2002.  A combination of higher sales and cost reductions led to the improved operating income.

Engineered Products

Operating income in 2004 decreased $1.0 million in the current year, or 6.9% when compared to the prior year.  Our Custom Hoists unit more than doubled its operating income year over year, an increase of $1.8 million, in connection with its growth in net sales.  This was offset by declines at our Spincraft units and our Electronics units.  Our Electronics units are undergoing a shift of production from higher cost locations to lower cost areas.  This shift should yield better operating income results in 2005.  Our Spincraft units have been negatively impacted by the cost of raw materials and their ability to pass these increases onto customers.  Our Spincraft units continue to diversify their portfolio of products into newer markets and new customers.  Lean initiatives are progressing and are expected to yield results towards the end of 2005.

Operating income in 2003 increased $1.7 million when compared to 2002, or 13.2%.  This increase was primarily a result of the cost reductions due to lean manufacturing programs and the higher sales noted above.

Corporate

Expenses in 2004 increased $4.6 million, a 35.8% increase.  The increase is attributable to increased professional fees incurred associated with the Company’s Sarbanes Oxley act compliance readiness, project costs recognized associated with the multi-year research and development credit discussed above and higher audit fees totaling $1.4 million.  In addition to those costs, increased pension expense costs of $2 million and increased compensation costs of $1.3 million also added to the expenses in 2004.

The Corporate expenses rose from $11.3 million to $13.0 million in 2003.  This increase is due primarily to higher professional fees and a reduction in pension credits.

Acquisitions

Our growth is dependent on not only organic growth within our existing businesses, but also the successful completion of acquisitions that align with the strategic goals of the Company.  The ability to initiate these transactions is dependent upon the attraction of the target company and the acquisition multiples that the market is demanding.

2004 Acquisitions

On December 1, 2003 we acquired all of the outstanding common shares of Nor-Lake in an all cash deal.  The results of Nor-Lake’s operations have been included in the Consolidated Statement of Operations since that date.  Nor-Lake is one of the nation’s largest suppliers of walk-in coolers and freezers to the food service and scientific industries, with annual net sales of $54.4 million.  We view Nor-Lake as a strategic fit with our Food Service Equipment segment for a number of reasons.  Nor-Lake is a provider to the quick serve restaurant business.  We did not have a large presence in this business, and Nor-Lake filled this void in our food service equipment product offerings.  We also believe that the combination of Nor-Lake with our other Food Service Equipment companies will provide opportunities to capitalize on their respective strengths in systems, technologies and manufacturing expertise, and that this combination will create natural synergies in our distribution and service network.

In December 2003, substantially all of the assets of Magnetico and its affiliate, Trans American Transformer, Inc., were purchased in an all cash transaction.  The affiliated companies, with combined estimated annual sales of $3.2 million, custom design and manufacture high-reliability, flight-critical magnetic components for U.S. military and the aerospace and avionics industries.  This business unit is part of Standex Electronics in the Engineered Products segment.  The total purchase price for the two acquisitions was $34.8 million and resulted in the recognition of $14.6 million in goodwill.

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

IR manufactures, distributes and sells industrial, gravure and embossing rolls and plates, laser and gravure engraving, texturing and coating services from facilities in Virginia and Brazil.  I R is highly complimentary to our existing engraving businesses.  The acquisition increased our current market penetration and will further our ability to reach new markets such as South America.  In addition to the acquisition of IR, Standex acquired Dornbusch & Cia (“Dornbusch”) located in Sao Paolo, Brazil.  IR and Dornbusch will be fully integrated with Standex Engraving.  The purchase price was allocated to the fair value of the assets acquired and liabilities assumed and resulted in the recognition of goodwill of approximately $12 million.

In September 2002, we purchased substantially all of the assets of Cincinnati, Ohio-based CIN-TRAN, Inc., a manufacturer of custom UL/CSA approved low-frequency transformers.  In December 2002, the Company acquired Millennium Molds, a repairer of injection molds.  The combined purchase price of these acquisitions was $1.6 million.  Both were treated as purchases.

Discontinued Operations

In June 2004, the Company’s board of directors approved a plan to divest the James Burn International (JBI) global operations.  The Company is planning to sell the entirety of JBI business to one buyer in an all-cash transaction.  In connection with this authorization, the Company recorded a pre-tax impairment charge for the assets to be sold of approximately $11.9 million, including estimated costs to sell.  The assets associated with JBI have been included in other assets as assets held for sale.  JBI recorded annual sales of $26.2 million in fiscal 2004.  JBI specializes in wire binding supplies and equipment and has operations located primarily in the United States, Mexico, United Kingdom, France and Singapore. The wire binding market is experiencing great overcapacity and JBI’s business has continued to decline over the last several years.  The Company expects to complete this divestiture within the next six months.  The operations of JBI have been included in discontinued operations for all periods presented.

As part of the realignment plan announced in October 2002, the Company sold its Jarvis Caster Group (previously included in the Engineered Products segment) in November 2003.  The caster market in the United States has been impacted by the influx of product from Asia Pacific and from excess global capacity.  These market conditions and the Company’s assessment of the Jarvis Caster Group’s sales and earnings growth potential, led the Company to divest itself of the Jarvis Caster Group.

The Jarvis Group recorded sales of $56.3 million in the fiscal year ended June 30, 2003.  The results of operations of the Group, together with a 2004 first quarter reported gain from the sale of real estate, have been reclassified to discontinued operations.  Also reclassified was an impairment charge, related to the Jarvis Caster Group, of $1.9 million recorded in the first quarter of 2004.  The sale of the Jarvis Caster Group did not have a material impact to net income.

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

In October 2003, the Company announced it was exiting the German business for roll technology engraving products which had net sales of $1.9 million in fiscal 2003.  The operation, which was part of the Engraving segment, had not been profitable for the past several years largely because the business lacked the scale to compete effectively with its two largest competitors in the European market, both of which are headquartered in Germany.  As a result of the decision to close the business, a pretax charge of $1.1 million was included in discontinued operations in the Statements of Consolidated Income.

During 2003, we exited our H.F. Coors China Company (Food Service Equipment) and National Metals Industries (Engineered Products) businesses.  These actions were also taken as part of our realignment plan as we concluded that the two businesses either had limited growth prospects or that these businesses were not suited for long-term strategic growth under our ownership.  The real property of H.F. Coors China Company and the business were sold in separate transactions while National Metal Industries was closed.  Discontinued operations include the results of operations of these businesses and the gain realized on the sale of the H.F. Coors China Company property, net of our exit cost.

Liquidity and Capital Resources

Cash Flow

Our primary source of liquidity is cash flows from continuing operating activities and our revolving credit facility with eight banks.  In 2004, continuing operations generated $34.1 million compared to $46.6 million last year in cash flow.  The decrease year over year came as a result of the large net working capital gains made in the prior year of $18.1 million while the current year change was less than $100,000 from continuing operations.  Net working capital is defined as accounts receivable plus inventories less accounts payable.  Current year net working capital from continuing operations remained fairly flat with the beginning of the year levels as higher working capital needs were required to support the increased sales volume in 2004.  Cash flows from continuing operations were also impacted by approximately $6 million in pension contributions made in the current year over the prior year contribution levels.  The remaining changes are attributable primarily to increased other receivables of $3.4 million associated with recent tax claims and increased other notes receivable.  In addition, the sale of certain real estate generated $1.3 million of incremental cash during the year while discontinued operations used $5.0 million in cash during the year.  We redeployed those resources by investing $30.8 million in cash to expand several core businesses by making two acquisitions and by investing $7.4 million in capital expenditures.  The disposition of discontinued operations resulted in cash proceeds of $24.9 million.  In addition, we returned $11.8 million to shareholders through cash dividends ($10.3 million) and share repurchases ($1.5 million).

We believe that cash flows from continuing operating activities in fiscal 2005 will be sufficient to cover capital expenditures, restructuring activities, operating lease payments, pension contributions, mandatory debt payments and dividends.  We expect to spend between $11 million and $13 million on capital expenditures in fiscal 2005.  In addition, we regularly evaluate acquisition opportunities.  Any cash needed for future acquisition opportunities would be obtained through a combination of any remaining cash flows from continuing operations and borrowings under the revolving credit facility.  In addition to cash flows from continuing operating activities, we have available borrowing capacity under various agreements of up to $86 million as of June 30, 2004.

Capital Structure

During 2003, we entered into a new $130 million unsecured revolving credit facility with eight banks, of which $88.8 million was unused and $86 million was available at June 30, 2004.  Proceeds may be used for general corporate purposes or to provide financing for acquisition activity.  Available borrowings under the revolving credit facility are reduced by unsecured short-term borrowings.  In addition, at June 30, 2004, we have two money market credit facilities with banks.  The agreements provide for a maximum unsecured credit line of $15 million.  There were no outstanding balances as of June 30, 2004 on any of these agreements.  In 2003, we entered into a Note Purchase agreement with two institutional investors for $25 million.

The following table sets forth the Company's capitalization at June 30:

Year Ended June 30
(In thousands)	2004	2003
Short-term debt	$ 746	$ 910
Long-term debt	108,786	109,019
Total debt	109,532	109,929
Less cash	17,504	11,509
Total net-debt	92,028	98,420
Stockholders’ equity	163,534	161,922
Total capitalization	$255,562	$260,342

Stockholders’ equity increased year over year primarily as a result of the changes in the additional pension liability net of tax benefit of $1.5 million plus favorable foreign currency movements of $1.9 million.  The remaining changes are attributable to the treasury stock activity offset by the additional paid in capital increases associated with stock option exercises in the current year.  Short and long-term net-debt decreased by $6.4 million to $92 million at June 30, 2004.  Even with the above, the Company's net-debt to capital percentage improved to 36.0% from 37.8% in 2003.

Historically low interest rates, prior years of negative performance of the equity markets, and changes in actuarial assumptions (including mortality rates) caused Standex to suffer higher pension liabilities and lower pension assets.  These assumptions are more fully described in the Notes to Consolidated Financial Statements.  As a result, the Company recorded a $34.7 million after-tax equity charge in the fourth quarter of 2003 to reflect the additional minimum liability under these plans.  Current year investment performance coupled with contributions reduced the after-tax equity charge to $33.2 million in 2004.  The after-tax equity charge and the change year to year did not impact cash or earnings and could reverse in future periods should either interest rates increase and/or market performance and plan returns continue to improve.

Pension expenses are expected to increase by approximately between $500,000 to $1 million in 2005 as a result of the funded status of the pension plans and changes in actuarial assumptions.  Cash contribution requirements in 2005 are expected to be approximately $5.4 million.

The Company has an insurance program for certain retired key executives.  The underlying policies have a cash surrender value of $20.9 million and are reported net of loans of $13.3 million for which the Company has the legal right of offset.  These policies have been purchased to fund supplemental retirement income benefits for certain retired executives.  The aggregate present value of future obligations was $4,892,000 and $5,088,000 at June 30, 2004 and 2003, respectively.

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

Contractual obligations of the Company as of June 30, 2004 are as follows (in millions):

Payments Due by Period

Less

More

than 1

1-3

3-5

than 5

Contractual Obligations

Total

year

years

years

years

Long- and short-term

  obligations

$  109,532

$     746

$  59,057

$ 35,713

$ 14,016

Capital lease obligations

--

--

--

--

--

Operating lease obligations

21,000

5,100

10,200

4,298

1,402

Purchase obligations

--

--

--

--

--

Other long-term

  contractual liabilities reflected on

  the Company’s Balance Sheet

  under GAAP

            --

         --

           --

           --

           --

Total

$ 130,532

$ 5,846

$ 69,257

$ 40,011

$ 15,418

Off Balance Sheet Items

The Company had no other material off balance sheet items at June 30, 2004.

Other Matters

Inflation – Certain of the Company’s expenses, such as wages and benefits, occupancy costs and equipment repair and replacement, are subject to normal inflationary pressures.

Foreign Currency Translation – The Company’s primary functional currencies used by its non-U.S. subsidiaries are the Euro and the British Pound Sterling (Pound).  During the current year, both these currencies have experienced significant increases in value relative to the US dollar, the Company’s reporting currency.  Since June 30, 2003 the Euro has appreciated by 7.9% relative to the U.S. dollar, and the Pound has appreciated by 13.7% relative to the U.S. dollar.  These higher exchange values were used in translating the appropriate non-U.S. subsidiaries’ balance sheets into U.S. dollars at the end of the current quarter.

Environmental Matters – The Company is party to various claims and legal proceedings, generally incidental to its business.  As explained more fully in the Notes to Consolidated Financial Statements, we do not expect the ultimate disposition of these matters to have a material adverse effect on our financial statements.

Seasonality − Typically, the second and fourth quarters have been the best quarters for our consolidated financial results.  Due to the gift-giving holiday season, the Consumer Segment has experienced strong sales benefiting the second quarter performance.  The fourth quarter performance has been enhanced by increased activity in the construction industry.

Employee Relations – The Company maintains a solid working relationship with all of its unions and good employee relations are a focus of management throughout the Company.

The Company has labor agreements with a number of union locals in the United States and a number of European employees belong to European trade unions. There were no work stoppages during fiscal year 2004 and 2003.  A total of 4 collective bargaining contracts will expire in fiscal 2005.  Although we believe we have good employee relations, there can be no assurances that work stoppages can be avoided in future periods.

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

Realization of Goodwill – We adopted SFAS No. 142, “Goodwill and Other Intangibles” effective July 1, 2001.  Under SFAS No. 142, goodwill is not amortized; however, goodwill must be tested for impairment at least annually.  Therefore, annually in the fourth quarter we test for goodwill impairment by estimating the fair value of our reporting units using the present value of future cash-flows method.  In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit.  An impairment loss is recognized if the carrying amount exceeds the fair value.  The nature of the estimates made in projecting future cash flows could adversely affect the calculations made by the Company if actual cash flows are less.  We are subject to financial statement risk to the extent that goodwill becomes impaired.

Cost of Employee Benefit Plans – We provide a range of benefits to our employees, including pensions and some post retirement benefits.  We record expenses relating to these plans based on calculations specified by U.S. GAAP, which are dependent upon various actuarial assumptions such as discount rates, assumed rates of return, compensation increases, turnover rates, and health care cost trends.  The expected return on plan assets assumption is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.  The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.  We review our actuarial assumptions on at least an annual basis and make modifications to the assumptions based on current rates and trends when appropriate.  Based on information provided by our actuaries and other relevant sources, we believe that our assumptions are reasonable.

The cost of employee benefit plans includes the selection of assumptions noted above.  A one percentage point decrease/(increase) in the expected return on plan assets assumptions, holding our discount rate and other assumptions constant, would increase/(decrease) pension expense by approximately $1.7 million per year.  A 25 basis point decrease/(increase) in our discount rate, holding all other assumptions constant, would increase/(decrease) pension expense by approximately $650,000.   See the Notes to the Consolidated Financial Statements for further information regarding pension plans.

The Company has other important accounting policies that at any point may be considered to be material to the Company.  The Company has described all significant accounting policies within the footnotes to the financial statements and, when such policies are determined to be material, they are included above.

Adoption of SFAS and New Accounting Pronouncements

None

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

Within our foreign operations we are also exposed to transactional risks, specifically with our subsidiaries using the Euro and the British Pound Sterling.  This transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service.  A hypothetical 10% appreciation or depreciation of the value of the Euro to the US Dollar at June 30, 2004 would result in an increase in short term debt of $75,000 on our Consolidated Balance Sheet.

Our primary translation risk was with the Euro and the British Pound Sterling.  We do not hedge our translation risk.  As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate

The Company's interest rate exposure is limited primarily to interest rate changes on its variable rate borrowings. From time to time, the Company will use interest rate swap agreements to modify our exposure to interest rate movements.  As of June 30, 2004, a hypothetical 10% immediate increase in interest rates would increase the Company's annual interest expense by $92,000. The Company had an interest rate swap agreement to fix the interest rate on $10 million of its variable rate borrowings. This agreement expired in May 2003.  At June 30, 2004 and 2003, the Company has no outstanding interest rate swap agreements.

The Company also has $64.3 million of long-term debt at fixed interest rates as of June 30, 2004.  There would be no immediate impact on the Company's interest expense associated with its long-term debt due to fluctuations in market interest rates.  However, based on a hypothetical 10% immediate decrease in market interest rates, the fair value of the Company's long-term debt would be increased by approximately $4.4 million as of June 30, 2004.  Such fair value changes may affect the Company's determination as to whether to retain, replace or retire its long-term debt.

Credit Risk

The Company has a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of June 30 2004 and 2003, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.  In certain segments, some customers represent greater than 5% of the segments’ revenues.  In our Engineered Products segment, one customer accounts for 14% of segment annual revenue.  We have a long term supply agreement with this aerospace customer. Although we believe our relationship with this customer is good and will be ongoing, there can be no assurances that this will continue for the entire term of the supply agreement.  In our Food Service Equipment segment, many of our national accounts regularly review their selection of vendors.  Although our companies have historically prevailed and even gained market share under these circumstances, the outcome of future reviews can not be predicted.

Commodity Prices

The Company is exposed to fluctuating market prices for commodities, primarily steel.  Each of our segments is subject to the effects of changing raw material costs caused by the underlying commodity price movements.  In general, we do not enter into purchase contracts that extend beyond one operating cycle.

During the current year, the Air Distribution Products, Engineered Products and Food Service Equipment segments experienced price increases for steel products and other metal commodities.  Among those items impacted were the prices of galvanized steel strip, stainless steel and carbon steel sheet material, copper wire and refrigeration components.  These are key elements in the products manufactured in these segments.  Our affected divisions began implementing price increases in the fourth quarter which offset the majority of the increase in steel during the year.  Recently, many of our affected segments have become aware of additional future price increases.  Wherever possible, the Company will implement price increases to offset the increased raw material costs.  While these higher prices are expected to be accepted by our customers there can be no certainty that the price increases implemented will in fact be accepted by our customers.  The ultimate acceptance of these price increases will be impacted by our affected divisions’ competitors and the timing of their price increases.  The Company continually evaluates alternative sources of steel, including increasing the percentage of steel purchased from foreign sources, as alternatives to buying steel from U.S. based mills.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statements of Consolidated Income

Standex International Corporation and Subsidiaries

For the Years Ended June 30
(In thousands, except per share data)	2004	2003	2002
Net Sales	$577,450	$490,198	$477,450
Cost of sales	382,887	320,428	307,451
Gross profit	194,563	169,770	169,999

Selling, general and administrative	156,628	136,558	133,381
Other operating (income)/expense, net	(279)	5,556	-
Restructuring and asset impairment costs	1,218	5,364	-

Income from operations	36,996	22,292	36,618

Interest expense	(5,725)	(6,810)	(8,546)
Other, net	665	172	(138)
Total	(5,060)	(6,638)	(8,684)

Income from continuing operations before income taxes	31,936	15,654	27,934
Provision for income taxes	9,857	4,814	8,907
Income from continuing operations	22,079	10,840	19,027

Income/(loss) from discontinued operations	(11,474)	3,309	1,370

Income before cumulative effect of a change in
accounting principle	$10,605	$14,149	$20,397

Cumulative effect of a change in accounting principle	-	-	(3,779)
Net income	$10,605	$14,149	$16,618

Basic earnings per share:
Income from continuing operations	$1.81	$0.90	$1.57
Income/(loss) from discontinued operations	(0.94)	0.27	0.11
Cumulative effect of a change in accounting principle	-	-	(0.31)
Total	$0.87	$1.17	$1.37

Diluted earnings per share:
Income from continuing operations	$1.79	$0.89	$1.55
Income/(loss) from discontinued operations	(0.93)	0.27	0.11
Cumulative effect of a change in accounting principle	-	-	(0.31)
Total	$0.86	$1.16	$1.35

See notes to consolidated financial statements.

Statements of Consolidated Stockholders' Equity

Unamortized

Accumulated

Additional

Value of

Other

Total

Paid-in

Restricted

Retained

Comprehensive

Treasury Stock

Stockholders'

Year End (In thousands)

Common Stock

Capital

Stock Awards

Earnings

Income

Shares

Amount

Equity

Balance, June 30, 2001

$41,976

$10,950

$(1,049)

$378,075

$(10,134)

15,821

$(247,644)

$172,174

Stock issued for employee

stock options and stock

purchase plan, net of

related income tax benefit

1,125

(221)

3,548

4,673

Amortization of restricted

stock awards

394

394

Treasury stock acquired

297

(6,984)

(6,984)

Comprehensive income

Net income

16,618

16,618

Foreign currency

translation adjustment

1,091

1,091

Interest rate swap liability

570

      570

Total comprehensive income

 18,279

Dividends paid ($.84 per share)

(10,104)

(10,104)

Balance, June 30, 2002

41,976

12,075

(655)

384,589

(8,473)

15,897

(251,080)

178,432

Stock issued for employee

stock options and stock

purchase plan, net of

related income tax benefit

397

(6)

(55)

342

Amortization of restricted

stock awards

555

555

Stock issued in conjunction with

acquisition

898

(174)

2,755

3,653

Treasury stock acquired

74

(1,719)

(1,719)

Comprehensive income

Net income

14,149

14,149

Foreign currency

translation adjustment

11,350

11,350

Additional minimum liability

net of related tax benefit

(34,695)

(34,695)

Total comprehensive income

  (9,196)

Dividends paid ($.84 per share)

(10,145)

(10,145)

Balance, June 30, 2003

$41,976

$13,370

$(100)

$388,593

$(31,818)

15,791

$(250,099)

$161,922

Stock issued for employee stock

options and stock purchase

plan, net of related income

tax benefit

3,701

(66)

(4,329)

(628)

Restricted stock awards

-

Amortization of restricted

stock awards

13

13

Treasury stock acquired

52

(1,517)

(1,517)

Comprehensive income

Net income

10,605

10,605

Foreign currency

translation adjustment

1,882

1,882

Additional minimum liability, net of

related income tax benefit

1,536

  1,536

Total comprehensive income

14,023

Dividends paid ($.84 per share)

(10,279)

(10,279)

Balance, June 30, 2004

$41,976

$17,071

$            (87)

$388,919

$ (28,400)

15,777

$(255,945)

$163,534

See notes to consolidated financial statements.

Consolidated Balance Sheets

Standex International Corporation and Subsidiaries

As of June 30 (in thousands, except share data)	2004	2003

ASSETS

Current Assets
Cash and cash equivalents	$17,504	$11,509
Accounts receivable	89,435	91,714
Inventories	85,787	82,530
Prepaid expenses	3,792	5,343
Total current assets	196,518	191,096

Net property, plant and equipment	104,128	111,597
Goodwill * net	63,415	50,002
Prepaid pension cost	25,858	25,923
Long-term deferred tax asset	20,610	21,564
Other non-current assets	32,164	22,298
Total non-current assets	246,175	231,384

Total assets	$442,693	$422,480

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of debt	$746	$910
Accounts payable	54,252	41,241
Accrued payroll and employee benefits	26,118	16,979
Income taxes	6,060	2,508
Other	24,231	23,661
Total current liabilities	111,407	85,299

Long-term debt * less current portion	108,786	109,019
Deferred income taxes	10,457	18,205
Deferred pension	35,319	39,347
Other non-current liabilities	13,190	8,688
Total non-current liabilities	167,752	175,259

Commitments and Contingencies
Stockholders' Equity
Common stock-authorized, 60,000,000 shares
in 2004 and 2003; par value, $1.50 per share;
issued 27,984,278 shares in 2004 and 2003	41,976	41,976
Additional paid-in capital	17,071	13,370
Retained earnings	388,919	388,593
Unamortized value of restricted stock	(87)	(100)
Accumulated other comprehensive income	(28,400)	(31,818)
Treasury shares (15,777,142 shares in 2004
and 15,791,206 shares in 2003, respectively)	(255,945)	(250,099)
Total stockholders' equity	163,534	161,922

Total liabilities and stockholders* equity	$442,693	$422,480

See notes to consolidated financial statements.

Statement of Consolidated Cash Flows

Standex International Corporation and Subsidiaries

Year Ended June 30 (In thousands)	2004	2003	2002
Cash Flows from Operating Activities
Net income	$10,605	$14,149	$16,618
Income/(loss) from discontinued operations, net of dispositions	(11,474)	3,309	1,370
Income from continuing operations	22,079	10,840	15,248

Adjustments to reconcile net income to net cash
provided by operating activities:
Cumulative effect of change in accounting principle	-	-	3,779
Depreciation and amortization	11,471	10,947	10,718
Amortization of restricted stock awards	13	555	394
Deferred income taxes	(1,882)	(704)	(432)
Net pension credit	-	-	(2,025)
Non-cash expense/(credit) of restructure charge	(476)	3,746	-
(Gain)/loss on sale of investments, real estate and equipment	(111)	(870)	1
Increase/(decrease) in cash from changes in assets and
liabilities, net of effects from discontinued operations:
Receivables, net	(4,712)	3,839	4,379
Inventories	(10,562)	8,353	4,950
Prepaid expenses and other	(15,177)	(12,085)	(3,784)
Accounts payable	15,223	5,896	1,228
Accrued payroll, employee benefits and other liabilities	14,373	15,475	2,224
Income taxes	3,842	589	(1,584)
Net cash provided by operating activities
from continuing operations	34,081	46,581	35,105
Net cash provided by operating activities
from discontinued operations	(4,980)	4,687	9,256
Net cash provided by operating activities	29,101	51,268	44,361

Cash Flows from Investing Activities
Expenditures for property and equipment	(7,383)	(6,351)	(9,599)
Expenditures for acquisitions, net of cash acquired	(30,803)	(17,681)	-
Proceeds from sale of investments, real estate and equipment	1,323	236	269
Net cash used for investing activities from continuing operations	(36,863)	(23,796)	(9,330)
Net cash provided by/(used for) investing activities from
discontinued operations	24,871	8,501	(423)
Net cash used for investing activities	(11,992)	(15,295)	(9,753)

Cash Flows from Financing Activities
Proceeds from additional borrowings	47,200	25,315	7,232
Payments of debt	(47,597)	(42,906)	(25,068)
Net stock (repurchased) issued under employee
stock option and purchase plans	(628)	342	4,673
Cash dividends paid	(10,279)	(10,145)	(10,104)
Purchase of treasury stock	(1,517)	(1,719)	(6,984)
Net cash used for financing activities from continuing operations	(12,821)	(29,113)	(30,251)
Net cash used for financing activities from
discontinued operations	-	(5,058)	(5,407)
Net cash used for financing activities	(12,821)	(34,171)	(35,658)

Effect of exchange rate changes on cash	1,707	1,615	187

Net changes in cash and cash equivalents	5,995	3,417	(863)
Cash and cash equivalents at beginning of year	11,509	8,092	8,955

Cash and cash equivalents at end of year	$17,504	$11,509	$8,092

Supplemental Disclosure of Cash Flow Information:
Stock issued for acquisitions	$-	$3,660	$ --
Cash paid during the year for:
Interest	5,978	6,930	8,921
Income taxes	10,126	6,656	13,484

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Accounting Policies

Basis of Presentation and Consolidation

Standex International Corporation (“Standex” or the “Company”) is a leading, focused diversified manufacturing and service company with operations primarily in the United States and Europe.  The accompanying consolidated financial statements include the accounts of Standex International Corporation and its subsidiaries and is prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Prior to June 30, 2002, foreign operations were consolidated based on a May 31 year end.  Effective July 1, 2002 international operations have been consolidated using a June 30 year end.  This change resulted in reporting thirteen months of European sales for the year ended June 30, 2003, or an additional $3.1 million of net sales.  The impact on net income of the additional month of European operations was not significant. All significant intercompany transactions are eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments purchased with a maturity of three months or less.  These investments are carried at cost, which approximates fair value.

Trading Securities

The Company purchases certain investments in connection with the KEYSOP Plan for executives discussed below.  These investments are classified as held for trading and reported at fair value.  The investments generally consist of mutual funds, are included in other non-current assets and amounted to $8.1 million and $6.4 million at June 30, 2004 and 2003, respectively.

Accounts Receivable Allowances

The accounts receivable allowances at June 30, 2004 and 2003 were $6,717,000 and $5,054,000, respectively.

Inventories and Revenue Recognition

Inventories are stated at the lower of first-in, first-out cost or market.  Product and related service revenue is recognized when the price to the customer is fixed or determinable, the collectibility of the invoice is established and when delivery has occurred.  Revenues under certain fixed price contracts are generally recorded when deliveries are made.

Assets Held for Sale

Assets held for sale are reported at the lower of the assets carrying amount or fair value, less costs to sell.  Assets held for sale are included in other non-current assets in the consolidated balance sheet and amounted to $4.7 million and $1.2 million at June 30, 2004 and 2003, respectively.

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

3 to 10 years

Computer hardware and software

3 to   7 years

Property, plant and equipment balances at June 30, are as follows (in thousands):

2004

2003

Land, buildings and leasehold

improvements

$  81,638

$   84,527

Machinery, equipment and other

  143,422

  193,931

Total

225,060

278,458

Less accumulated depreciation

  120,932

  166,861

Property, plant and equipment - net

$104,128

$111,597

Routine maintenance costs are expensed as incurred.  Major improvements which extend the life, increase the capacity or improve the safety or the efficiency of property owned are capitalized.  Major improvements to leased buildings are capitalized as leasehold improvements and depreciated.

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

Goodwill and Identifiable Intangible Assets

Prior to July 1, 2001, the excess of purchase price of acquired businesses over the fair value of net identifiable assets at date of acquisition was recorded as goodwill and amortized on a straight-line basis over a forty-year period.

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

The result of the Company’s initial assessment of goodwill for impairment resulted in a non-cash charge of $3,779,000 in 2002, which is reported as cumulative effect of a change in accounting principle in the accompanying Statements of Consolidated Income.  There was no tax benefit for this change in accounting principle as the impaired goodwill was not deductible for tax purposes.  The Company performs its annual assessment of impairment in the fourth quarter of each year.

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

Research and Development

Research and development expenditures are expensed as incurred.  Total research and development costs charged to expense of $1,530,000, $1,595,000 and $1,140,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

Stock Compensation Plans

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”) was issued.  SFAS 148 amends the transition and disclosure provisions previously provided by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

The Company accounts for stock options and awards at their intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.  Had the Company used the fair value method to measure compensation for grants after fiscal 1995, net income and earnings per share would have been as follows:

June 30,

2004

2003

2002

Net income before cumulative effect

of a change in accounting principle, as reported

$10,605

$14,149

$20,397

Add:  Total stock-based compensation,

included in reported income,

net of income taxes

389

729

523

Less: Total stock-based compensation,

net of income taxes, fair value method

      (915)

   (1,398)

   (1,494)

Proforma net income

$10,079

$13,480

$19,426

Proforma earnings per share

Basic – as reported

$0.87

$1.17

$1.68

Basic – proforma

$0.83

$1.12

$1.60

Diluted – as reported

$0.86

$1.16

$1.66

Diluted – proforma

$0.82

$1.11

$1.58

Excluded from the above table for fiscal 2002 is a cumulative effect of a change in accounting principle of $3,779,000 or 31 cents per share.

Foreign Currency Translation

Assets and liabilities of non-U.S. operations denominated in local currencies are translated into U.S. dollars at year-end exchange rates. Revenues and expenses of these operations are translated using average exchange rates.  The resulting translation adjustment is reported as a component of comprehensive income, net of related income taxes, in the Statements of Consolidated Stockholders’ Equity.  Gains and losses from currency transactions are included in results of operations.  Gains/(losses) from currency transactions totaled $25,000, $(906,000) and $29,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

Derivative Instruments and Hedging Activities

Standex manages its debt portfolio by periodically using interest rate swaps to achieve an overall desired position of fixed and floating rate debt to reduce certain exposures to interest rate fluctuations.  These interest rate swaps are generally designated as cash flow hedge instruments, and reported at fair market value.  Changes in the fair value of the interest rate swaps designated as cash flow hedges are recorded in other comprehensive income. The effectiveness of outstanding interest rate swaps are measured on a quarterly basis.  There were no outstanding interest rate swaps at June 30, 2004 and 2003.

Forward foreign currency exchange contracts are periodically used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as dividends and loan payments from subsidiaries.  The Company enters into such contracts for hedging purposes only.  The Company does not hold or issue derivative instruments for trading purposes.  There were no outstanding forward foreign currency exchange contracts at June 30, 2004 or 2003.

Concentration of Credit Risk

The Company is subject to credit risk through trade receivables and short-term cash investments.  Concentration of risk with respect to trade receivables is minimized because of the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion.  No individual customer accounts for more than 4% of revenues or accounts receivable.

Short-term cash investments are placed with high credit-quality financial institutions or in short-duration, high quality debt securities.  The Company monitors the amount of credit exposure in any one institution or type of investment instrument.

Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended.  Significant estimates at Standex include the allowance for doubtful accounts, potentially obsolete inventory, impairments of tangible and intangible assets, income taxes, self-insurance liabilities, incentive compensation liabilities, assumptions used for defined benefit plans and contingencies.  Estimates are based on historical experience, actuarial estimates, current conditions and various other assumptions that are believed to be reasonable under the circumstances.  These estimates form the basis for making judgments about the carrying values of assets and liabilities when they are not readily apparent from other sources.  These estimates assist in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies.  Actual results may differ from these estimates under different assumptions or conditions.

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

21

Earnings Per Share

The following table sets forth the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

2004

2003

2002

Basic – Average Shares Outstanding

12,200

12,058

12,113

Effect of Dilutive Securities – Stock Options

     147

     121

     203

Diluted – Average Shares Outstanding

12,347

12,179

12,316

Both basic and dilutive income are the same for computing earnings per share.  Options, which were not included in the computation of diluted earnings per share because to do so would have had an anti-dilutive effect, totaled 132,480, 453,268; and 294,090 for the years ended June 30, 2004, 2003 and 2002, respectively.

Reclassifications

Certain prior years’ amounts have been reclassified to conform to the 2004 financial statement presentation.

Inventories

Inventories are comprised of (in thousands):

June 30

2004

2003

Raw materials

$27,568

$28,954

Work in process

23,002

19,074

Finished goods

  35,217

  34,502

Total

$85,787

$82,530

Goodwill

Changes to goodwill during the years ended June 30, 2003 and 2002 are as follows (in thousands):

2004

2003

Balance at beginning of year

$50,002

$36,250

Impairments/dispositions

(1,230)

(421)

Additions

14,576

12,040

Other adjustments

         67

    2,133

Balance at end of year

$63,415

$50,002

Goodwill additions, improvements and dispositions are discussed elsewhere in the Notes to Consolidated Financial Statements.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss is as follows (in thousands):

June 30

2004

2003

Foreign currency translation

  adjustment

$   4,759

$   2,877

Additional minimum liability

  (net of tax benefit of $20.6 and

  $21.6 million)

(33,159)

(34,695)

Accumulated other

  comprehensive loss

$(28,400)

$(31,818)

Debt

Debt is comprised of (in thousands):

June 30

2004

2003

Bank credit agreements

$  41,200

$   34,200

Institutional investors

  agreements 5.94% to

  7.13% (due 2005-2012)

64,286

71,429

Other 3.0% to 4.85%

  (due 2005-2018)

      4,046

      4,300

Total

109,532

109,929

Less current portion

         746

         910

Total long-term debt

$108,786

$109,019

Bank Credit Agreements

At June 30, 2004, the Company has an unsecured revolving credit facility (the “Facility”) with eight banks that provides for a maximum credit line of $130,000,000. Borrowings under the Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate, plus an applicable percentage based on the Company’s consolidated leverage ratio, as defined by the Facility.  As of June 30, 2004, the effective rate of interest for outstanding borrowings under the Facility was 2.31%.  The Company is required to pay an annual fee of 0.25% on the maximum credit line.  As of June 30, 2004 and 2003, the Company had borrowings of $41.2 million and $34 million, respectively under the Facility.  Available borrowings under the Facility are reduced by unsecured short-term borrowings.  At June 30, 2004, the Company had the ability to borrow an additional $86 million under the Facility.

The Company also has two money market credit facilities with two banks.  The agreements provide for a maximum credit line of $15,000,000 and are unsecured.  Borrowings under the money market facility reduce available borrowings under the revolving credit agreement.  As of June 30, 2004, the Company had no outstanding amounts under these agreements.  At June 30, 2004 and 2003, the Company had standby letters of credit outstanding for insurance purposes of $14,068,000 and $13,068,000, respectively.

Institutional Investor Agreements

The Company has three note purchase agreements with institutional investors of $25,000,000, $25,000,000 and $50,000,000 dated October 2002, October 1998 and September 1995, respectively.  The notes bear interest at annual rates of 5.94%, 6.80% and 7.13%, respectively.  Both note purchase agreements of $25,000,000 require payment of interest annually and are due and payable in October 2012 and October 2008, respectively.  The $50,000,000 note purchase agreement requires annual payments of interest and principal each September.  The Company has the ability and intent of refinancing this annual payment under the revolving credit facility and as such has classified this payment as long term.   As of June 30, 2004 and 2003, the balance outstanding under the note purchase agreements aggregated $64,286,000 and $71,429,000, respectively.

Loan Covenants and Repayment Schedule

The Company’s loan agreements contain a limited number of provisions relating to the maintenance of certain financial ratios and restrictions on additional borrowings and investments.  The most restrictive of these provisions requires that the Company maintain a minimum ratio of earnings to fixed charges, as defined, on a trailing four quarters basis and a minimum net worth level, as defined.  The Company was in compliance with all debt covenants as of June 30, 2004 and 2003.

Debt is due as follows:  2005, $746,000; 2006, $55,486,000; 2007, $3,571,000; 2008, $3,571,000; 2009 $28,571,000 and thereafter, $17,587,000.

Fair Value of Debt

The fair value of the Facility approximates the carrying value due to the short-term nature of the underlying debt and the variability of the interest rate.  The fair value of the Institutional Investor Agreements was estimated to be approximately $67.5 million at June 30, 2004.

Accrued Payroll and Employee Benefits

This current liability caption consists of (in thousands):

June 30

2004

2003

Payroll

$23,691

$13,680

Benefits

2,025

3,059

Taxes

       402

       240

Total

$26,118

$16,979

Commitments

The Company leases certain property and equipment under agreements with initial terms ranging from one to twenty years.  Rental expense for the years ended June 30, 2004, 2003 and 2002 was approximately $7,700,000; $8,100,000 and $8,200,000, respectively.  At June 30, 2004, the minimum annual rental commitments under noncancelable operating leases, principally real estate, were approximately:  2005, $5,100,000; 2006, $3,900,000; 2007, $3,400,000; 2008, $2,900,000; 2009, $1,800,000; and thereafter, $3,900,000.

Contingencies

The Company is a party to a number of actions filed or has been given notice of potential claims and legal proceedings related to environmental, commercial disputes, employment matters and other matters generally incidental to its business.  Liabilities are recorded when the amount can be reasonably estimated and the liability is likely to arise.  Management has evaluated each matter based, in part, upon the advice of its independent environmental consultants and in-house personnel.  Management has considered that such matters and believes the ultimate resolution will not be material to the Company's financial position, results of operations or cash flows.

22

Income Taxes

The provision for income taxes consists of (in thousands):

2004

2003

2002

Current:

Federal

$ 6,903

$1,128

$6,951

State

1,330

596

1,094

Non-U.S.

   3,506

  3,465

  1,747

Total

11,739

5,189

9,792

Deferred

  (1,882)

    (375)

    (885)

Total

$ 9,857

$4,814

$8,907

The components of income from continuing operations before income taxes and cumulative effect of the change in accounting principle are as follows (in thousands):

2004

2003

2002

U.S. Operations

$23,321

$  8,030

$22,158

Non-U.S. Operations

   8,615

   7,624

   5,776

Total

$31,936

$15,654

$27,934

A reconciliation of the U.S. Federal income tax rate on continuing operations before cumulative effect of a change in accounting principle to the effective income rate is as follows:

2004

2003

2002

Statutory tax rate

35.0%

35.0%

35.0%

Non-U.S.

(0.1)

0.3

0.4

State taxes

2.9

2.6

2.8

Contingencies

--

--

(4.3)

Tax credits

(4.0)

(3.6)

--

Other

 (2.9)

 (3.6)

 (2.0)

Effective income tax rate

30.9%

30.7%

31.9%

In the prior year, the Company completed a multi-year research and development (R&D) tax credit project.  As a result of the project, previously filed Federal and State tax returns were amended for the years 1997 through 2001.  During the fourth quarter of 2004, the IRS completed their examination of the amended returns. As a result, the Company recognized a benefit of approximately $1.0 million for the years 1997 through 2002.  The effective tax rates for 2004 and 2003 included an expected benefit for research and development credits.

The Company decreased its tax contingency reserve by $1.3 million in 2002. This was primarily the result of management's evaluation of the need for certain liabilities that had been established for various tax contingencies in prior years. The Company considered the level of recorded amounts, the status of tax filings under examination by the Internal Revenue Service and the ability to benefit from distributions from foreign subsidiaries.

Significant components of the Company’s deferred income taxes are as follows (in thousands):

2004

2003

Deferred tax liabilities:

Accelerated depreciation

$    9,619

$   8,668

Net pension credit

17,372

16,320

Other items

108

154

Deferred tax assets:

Expense accruals

(16,454)

(6,367)

Additional minimum pension liability

(20,610)

(21,564)

Compensation costs

       (188)

       (570)

Net deferred tax (asset)/liability

$(10,153)

$  (3,359)

Deferred income taxes are reported in the Consolidated Balance Sheet as:

Long-term deferred tax asset

$(20,610)

$(21,564)

Long-term deferred tax liabilities, net

   10,457

   18,205

Net deferred tax (asset)/liability

$(10,153)

$  (3,359)

The company receives a tax deduction upon the exercise of nonqualified stock options by employees for the difference between the exercise price and the market price of the underlying common stock on the date of exercise. The provision for income taxes that is currently payable does not reflect approximately $880,000 of such benefits of the company that have been allocated to capital in excess of par value in 2004.

A provision has not been made for U.S. or additional non-U.S. taxes on $19 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because the company plans to keep these amounts permanently reinvested overseas except for instances where the company can remit such earnings to the U.S. without an associated net tax cost.

Industry Segment Information

The Company has determined that it has five reportable segments:  Food Service Equipment, Consumer, Air Distribution Products, Engraving and Engineered Products.  These five segments are managed separately, and the operating results of each segment are regularly reviewed and evaluated separately by the Company’s senior management.  During fiscal 2004, the Company realigned how certain operations are managed and reported to the chief decision maker.  The segment information for fiscal 2002 to 2003 have been recast to reflect the realignment.  Where applicable, the segments have been recast to reflect the impact of discontinued operations.

Net sales include only transactions with unaffiliated customers and include no significant intersegment or export sales.  Operating income by segment and geographic area excludes general corporate and interest expenses.  Assets of the Corporate segment consist primarily of cash, administrative buildings, equipment, prepaid pension cost and other non-current assets.

Industry Segments	Net Sales			Depreciation And Amortization
	2004	2003	2002	2004	2003	2002
Food Service Equipment	$191,791	$145,768	$139,128	$ 2,156	$ 2,103	$ 2,089
Consumer	90,839	94,017	100,842	902	1,104	1,031
Air Distribution Products	118,640	103,279	101,069	1,934	1,915	1,953
Engraving	72,162	54,392	46,964	3,105	2,275	2,049
Engineered Products	104,018	92,742	89,447	3,189	3,202	3,232
Corporate And Other	--	--	--	185	348	364
Total	$577,450	$490,198	$477,450	$11,471	$10,947	$10,718

	Income From Operations			Capital Expenditures
	2004	2003	2002	2004	2003	2002
Food Service Equipment	$ 15,548	$ 10,455	$ 9,818	$1,639	$1,013	$ 520
Consumer	5,170	2,464	6,681	561	605	898
Air Distribution Products	13,869	12,907	16,793	973	1,431	2,985
Engraving	7,262	5,667	1,863	2,542	1,794	2,397
Engineered Products	13,618	14,625	12,920	1,609	1,412	2,727
Restructuring charge	(1,218)	(5,364)	--
Other expenses, net	279	(5,556)	--
Corporate	(17,532)	(12,906)	(11,457)	59	96	72
Total	$ 36,996	$ 22,292	$ 36,618	$7,383	$6,351	$9,599

	Goodwill			Assets Employed
	2004	2003		2004	2003
Food Service Equipment	$14,953	$2,084		$127,469	$81,347
Consumer	1,571	1,571		39,878	38,791
Air Distribution Products	14,934	14,934		86,257	83,286
Engraving	13,576	13,307		69,961	69,429
Engineered Products	18,381	18,106		92,450	85,515
Corporate & Other	--	--		26,678	64,112
Total	$63,415	$50,002		$442,693	$422,480

	Product Net Sales Information
	2004	2003	2002
Food preparation, storage and presentation	$191,791	$145,768	$139,128
Printing and publishing	75,438	76,150	81,151
Home and road construction	145,069	123,855	123,202
Aerospace, auto. and electronic	149,751	126,558	114,279
Miscellaneous	15,401	17,867	19,690
Total	$577,450	$490,198	$477,450

	Non-U.S. Operations
	2004	2003	2002
Net sales	$66,630	$59,884	$48,789
Income from operations	8,221	7,644	5,800
Long-lived assets	17,886	31,921	30,488

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

The following table sets forth the funded status and amounts recognized as of June 30, 2004 and 2003 for the Company’s U.S. and non-U.S. defined benefit pension plans (in thousands):

U.S. Plans

Foreign Plans

Year Ended June 30,

Year Ended June 30,

2004

2003

2004

2003

Change in benefit obligation

Benefit obligation, beginning of year

$181,150

$153,847

$23,365

$17,897

Service cost

5,556

4,752

1,009

440

Interest cost

11,460

11,065

1,296

1,162

Plan participants' contribution

--

--

229

240

Amendments

--

125

--

--

Actuarial loss

11,323

21,909

1,903

1,098

Benefits paid

(10,967)

(10,548)

(1,329)

(1,150)

Foreign currency exchange rate changes

            --

            --

     2,008

   3,679

Benefit obligation at end of year

$198,522

$181,150

$28,481

$23,366

Change in plan assets

Fair value of plan assets at beginning of year

$130,774

$157,498

$10,481

$11,749

Actual return on plan assets

36,750

(16,815)

1,999

(2,747)

Employer contribution

6,800

--

800

712

Plan participants' contributions

--

--

229

240

Benefits paid

(10,289)

(9,909)

(1,128)

(975)

Foreign currency exchange rate

            --

            –

    1,065

    1,502

Fair value of plan assets at end of year

$164,035

$130,774

$13,444

$10,481

Funded status

$ (34,487)

$ (50,376)

$(15,037)

$(13,018)

Unrecognized net actuarial loss

80,223

93,173

13,149

13,011

Unrecognized prior service cost

1,411

1,638

318

314

Unrecognized transition obligation/(asset)

12

(6)

(3)

(111)

Foreign currency exchange rate

            --

           --

       812

          --

Net amount recognized

$  47,159

$ 44,429

$    (761)

$     196

Amounts recognized in the statement of financial position consist of:

Prepaid benefit cost

$ 25,858

$ 25,453

$         --

$     470

Accrued benefit cost

(23,678)

(30,854)

(11,185)

(8,493)

Intangible asset

1,299

1,454

337

337

Additional minimum pension liability

   43,682

   48,376

  10,087

    7,882

Net amount recognized

$ 47,159

$ 44,429

$    (761)

$     196

The accumulated benefit obligation for all defined benefit pension plans was $205,962,000 and $199,916,000 at June 30, 2004, and 2003, respectively.

Components of Net Periodic Benefit Cost

Pension Benefits

U.S. Plans

Foreign Plans

Year Ended June 30,

Year Ended June 30

2004

2003

2002

2004

2003

2002

Service Cost

$  5,556

$  4,752

$  4,431

$ 1,009

$   918

$   734

Interest Cost

11,460

11,065

10,767

1,296

1,162

965

Expected return on plan assets

(15,299)

(17,094)

(17,552)

(1,083)

(1,117)

(1,068)

Recognized net actuarial loss

2,446

354

252

602

390

269

Amortization of prior service cost

227

238

228

28

25

24

Amortization of transition obligation/(asset)

       (18)

       (86)

     (985)

     (102)

    (105)

     (90)

Net periodic benefit cost

$  4,372

$   (771)

$(2,859)

$ 1,750

$1,273

$   834

Plan Assets

U.S. Plans

Foreign Plans

Year Ended June 30,

Year Ended June 30,

2004

2003

2004

2003

Asset Category

Equity securities

59.8%

56.8%

87%

82%

Debt securities

40.2%

43.2%

9%

13%

Real estate

--

--

3%

2%

Other

       --

        --

    1%

    3%

Total

100%

100%

100%

100%

25

Asset Category – Target

U.S.

Foreign

Equity securities

58%

65-90%

Debt and Market Neutral securities

42%

0-40%

Real estate

--

0-10%

Other

    --

0-10%

Total

100%

100%

Year Ended June 30

2004

2003

Plan assumptions

  as of June 30

Discount rate

5.50 – 6.00%

5.50 – 6.50%

Expected return on assets

7.50 – 8.80%

7.50 – 9.00%

Rate of compensation increase

3.00 – 4.00%

3.00 – 4.00%

Included in the above are the following assumptions relating to the defined benefit pension plans in the United States for fiscal 2004:  discount rate 6.0%, expected return on assets 8.8% and rate of compensation increase 4.0%.  For fiscal 2003 the assumptions were discount rate 6.5%, expected return on assets 9.0% and rate of compensation increase 4.0%.  The U.S. defined benefit pension plans represent the majority of the Company’s pension obligations. The expected return on plan assets assumption is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.  The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.

Our investment policy for the U.S. pension plans targets a range of exposure to the various asset classes surrounding the following allocations: equity securities 58%, debt securities 35% and market neutral 7%. Standex rebalances the portfolio periodically when the allocation is not within the desired range of exposure. The plan seeks to provide returns in excess of the various benchmarks. The benchmarks include the following indices: S&P 500; Citigroup PMI EPAC and Emerging Markets; Lehman Aggregate; Lehman High Yield and Citigroup World Government. A third party investment consultant track's the plan's portfolio relative to the benchmarks and provides quarterly investment reviews which consist of a performance and risk assessment on all investment managers and on the portfolio.

Certain managers within the plan use, or have authorization to use, derivative financial instruments for hedging purposes, the creation of market exposures and management of country and asset allocation exposure. Currency speculation derivatives are strictly prohibited.

The United Kingdom defined benefit plan’s investment policy is to invest in a managed balanced fund that invests in primarily equities, debt securities and real estate.  The managed plan’s allocation is evaluated regularly and changed when the allocation is not within the desired range of exposure.  The performance of the balanced fund is evaluated against the benchmark of 1% above the CAPS median.  A third party investment consultant tracks the plan's portfolio relative to the benchmarks and provides quarterly investment reviews which consist of a performance and risk assessment on all investment managers and on the portfolio.

Expected benefit payments for the next five years are as follows: 2005, $13,236,000; 2006, $12,629,000; 2007, $12,536,000; 2008, $12,855,000; 2009, $13,146,000; and thereafter, $72,546,000.  The Company expects to make contributions of $5.4 million in 2005.

The Company operates a defined benefit plan in Germany which is unfunded. Certain U.S. employees are covered by union-sponsored, multi-employer pension plans.  Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans.  Pension expense for these plans was $1,645,000; $1,768,000; and $1,973,000 in 2004, 2003 and 2002, respectively.

Additional Minimum Pension Liability

The significant downturn in the equities markets in 2003 and a decrease in interest rates has impacted both the fair value of the pension plans’ assets and the accumulated benefit obligation.  At the most recent measurement date, March 31, 2004, the valuation of the Company’s obligation for its defined benefit pension plans, the accumulated benefit obligation, for several of the defined benefit plans continued to exceed the fair value of related plan assets.  This resulted in the Company recording an additional minimum pension liability of $55.4 and $58.1 million at June 30, 2004 and 2003, respectively related to its U.S. salaried plan, the SERP plan and U.K. plan, representing the total of unfunded accumulated benefit obligations plus the previously recorded prepaid pension assets.  The June 30, 2004 and 2003 additional minimum liability was reduced to $27.9 million and $33 million, respectively by an intangible asset of $1.6 and $1.8 million, respectively to the extent of unrecognized prior service cost and $25.9 and $23.3 million of the previously recorded prepaid pension assets.  The minimum liability, net of the intangible asset recorded, of $53.8 million was recorded as a component of other comprehensive loss, net of a tax benefit of $20.6 million.

The Company made contributions of $7.6 million and $712,000 during 2004 and 2003, respectively, to the above plans.  Future changes in the additional minimum liability will be dependent on several factors including actual returns on our pension plan assets, company contributions, benefit plan changes and our assumed discount rate.  Actuarial assumptions have a significant impact on both pension and other postretirement benefit expenses.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $180 million, $162 million and $130 million respectively, as of June 30, 2004 and $161 million $139 million and $100 million, respectively as of June 30, 2003.

Retirement Savings Plans

The Company has primarily two employee savings plans, one for salaried employees and one for hourly employees.  Substantially all of the Company’s full-time domestic employees are covered by these savings plans.  Under the provisions of the plans, employees may contribute a portion of their compensation within certain limitations.  The Company, at the discretion of the Board of Directors, may make contributions on behalf of its employees under the plans.  Company contributions were $848,000, $957,000 and $1,775,000 for the years ended June 30, 2004, 2003 and 2002, respectively.  At June 30, 2004, the salaried plan holds approximately 870,000 shares of Company stock, representing approximately 47.4% of the holdings of the plan.

Other Plans

Certain retired executives are covered by an Executive Life Insurance Program.  During 2003 two executives retired and the Board of Directors approved benefits under this plan of approximately $5.6 million.  The $5.6 million charge is included in Other operating expense, net in the Consolidated Statements of Income.

The aggregate present value of current vested and outstanding benefits to all participants was approximately $4,892,000, and $5,088,000 at June 30, 2004 and 2003, respectively and will be paid over the next ten years.

Key Employee Share Option Plan (KEYSOP)

In fiscal 2002, the Company created a Key Employee Share Option Plan (the “KEYSOP”).  The purpose of the KEYSOP is to provide alternate forms of compensation to certain key employees of the Company commensurate with their contributions to the success of the Company’s activities.  Under the KEYSOP, certain employees are granted options by the Compensation Committee and designated property is purchased by the Company and placed in a Rabbi trust.  The option price is set at the date of the grant is 25% of the fair value of the underlying assets.  During fiscal 2003, the Company granted options to two key employees prior to their retirement.  Assets associated with the plan were $8.1 and $6.4 million at June 30, 2004 and 2003, respectively.  As of June 30, 2004 and 2003, the Company has recorded a liability in other long term liabilities of approximately $6.3 million and $4.9 million associated with the grants made.

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

The following table sets forth the funded status of the postretirement benefit plans and accrued postretirement benefit cost reflected in the consolidated balance sheet at year end (in thousands):

	Year Ended June 30,
	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$10,409	$5,744
Service cost	175	98
Interest cost	657	407
Plan participants' contributions	189	326
Amendments	(4,543)	--
Actuarial loss	1,184	4,506
Benefits paid	(794)	(672)
Curtailments	(4,332)	--
Accumulated benefit obligation at end of year	$2,945	$10,409

Change in plan assets
Fair value of plan assets at beginning of year	$-	$-
Actual return on plan assets	-	-
Employer contribution	605	346
Plan participants' contribution	189	326
Benefits paid	(794)	(672)
Foreign currency exchange rate	--	--
Fair value of plan assets at end of year	$-	$-

Funded Status	$(2,945)	$(10,409)
Unrecognized net actuarial (gain)/loss	(730)	825
Unrecognized prior service cost	--	--
Unrecognized transition obligation/(asset)	2,091	4,441
Foreign currency exchange rate	--	--
Net amount recognized	$(1,584)	$(5,143)

Components of Net Periodic Benefit Cost

	June 30,	June 30,
	2004	2003
Service cost	$175	$98
Interest cost	657	407
Expected return on plan assets	--	--
Recognized net actuarial loss	6	(215)
Amortization of prior service cost	--	--
Amortization of transition obligation/asset	445	445
Net periodic benefit cost	$1,283	$735

During the fourth quarter of 2004, the Company recognized curtailment gains totaling $4.3 million, pre-tax.  The gains arose as a result of the elimination of benefits under two union contracts that expired.  The curtailment gains are recorded as a reduction of $1.4 million in restructuring costs and $2.9 million in discontinued operations.

The assumed weighted average discount rate as of June 30, 2004 and 2003 was 6.00% and 6.50%, respectively.  The annual assumed rate of increase in the per capita cost of covered health care benefits is 10% for retirees under age 65 in 2004 and 8.0% in 2003, trending down to 5.0% in 2009 and is assumed to remain at that level thereafter.  A 1% increase in the assumed health care cost trend rate would have increased the accumulated benefit obligation by $71,200 and the net postretirement cost by $119,300 in 2004.

STOCK BASED COMPENSATION AND PURCHASE PLANS

Stock Based Compensation Plans

Under incentive compensation plans, the Company is authorized to and has made grants of stock options, restricted stock and performance share units to provide equity incentive compensation to key employees.  At June 30, 2004, 1,256,536 shares of common stock were reserved for issuance under these plans.  Of this amount, 445,900 shares are for options granted but unexercised and 59,848 shares are for restricted stock grants outstanding.

Stock Option Plans

SFAS No. 123 encourages, but does not require companies to record compensation cost for stock based employee compensation plans at fair value.  The Company has chosen to continue to account for stock based compensation using the intrinsic method.  Under the intrinsic method, the compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the option exercise price and is charged to operations over the vesting period.

Prior to 2004, the Company has made grants of options under various stock option plans.  Generally, these options may be granted at or below fair market value as of the date of grant and must be exercised within the period prescribed by the Compensation Committee of the Board of Directors at the time of grant but no later than ten years from the date of grant.  Certain options granted at fair value can be exercised anytime after six months from the date of grant, and other options can only be exercised in accordance with the vesting schedules prescribed by the Committee.  In 2004, the Company did not grant any options and only granted stock awards.

Restricted Stock Awards

The Company may award shares of restricted stock to eligible employees at no cost, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights during the restriction period.  Such shares and rights are subject to forfeiture if certain employment conditions are not met.  During the restriction period, recipients of the shares are entitled to dividends on such shares, providing that such shares are not forfeited.  Dividends are accumulated and paid out at the end of the restriction period.  During 2004 and 2003, the Company granted 28,700, and 1,000 shares, respectively, of restricted stock to eligible employees.  Restrictions on the stock lapse between 2004 through 2011.  Through June 30, 2004, restrictions on 101,742 shares have lapsed.  For the years ended June 30, 2004 and 2003, $488,803 and $1,028,000, respectively, was recognized as compensation expense.

Executive Compensation Program

The Company operates a compensation program for key employees.  The plan contains both an annual component as well as long-term component.  Under the annual component, participants are required to defer 20% (and may elect to defer up to 50%) of their annual incentive compensation in restricted stock which is purchased at a discount to the market.  During the restriction period, recipients of the shares are entitled to dividends on such shares, providing that such shares are not forfeited.  Dividends are accumulated and paid out at the end of the restriction period.  The restrictions on the stock expire after three years.  At June 30, 2004 and 2003, respectively, 41,673 and 36,742 shares of restricted stock are outstanding and subject to restrictions that lapse between 2004 and 2005.  The compensation expense associated with this short-term incentive program is charged to income over the restriction period.  The Company recorded compensation expense related to this program of $73,000 and $70,000 for the years ended June 30, 2003 and 2002, respectively.

Under the long-term component, grants of performance share units (“PSU’s”) are made annually to key employees and the share units are earned based on the achievement of certain overall corporate financial performance targets over a three-year period.  In addition, stock options are awarded under this program at the fair market value as of the date of grant.  These options vest ratably over five years and must be exercised within seven years.  In certain circumstances, such as retirement or a change in control, vesting of the options granted are accelerated and PSU’s are paid off on a pro-rata basis.  At June 30, 2004, under this program 134,800 shares were subject to the restrictions related to the PSU’s.  Compensation expense, if any, associated with the PSU’s is recorded to expense as the achievement of future performance objectives appears probable.  Recipients of the PSU’s do not receive dividend rights until such time as the shares have been issued.

A summary of stock options and awards issued under the above plans is as follows:

Weighted

Number

Average

of

Exercise

Year Ended June 30

Shares

Price

Outstanding, June 30, 2001 ($0.00 to $32.1875 per share)

912,732

$20.45

Granted ($0.00 to $21.45 per share)

228,000

15.43

Exercised ($0.00 to $25.875 per share)

(66,450)

18.99

Canceled ($0.00 to $32.1875 per share)

(106,889)

   3.51

Outstanding, June 30, 2002 ($0.00 to $31.5625 per share)

967,393

19.03

Granted ($0.00 to $19.90 per share)

195,300

19.80

Exercised ($0.00 per share)

(32,820)

--

Canceled ($0.00 to $31.5625 per share)

(159,874)

   9.91

Outstanding, June 30, 20003 ($0.00 to $31.5625 per share)

969,999

21.33

Granted ($0.00 per share)

28,700

--

Exercised ($0.00 to $28.50 per share)

(446,353)

20.95

Canceled ($0.00 to $31.5625 per share)

  (46,598)

  20.66

Outstanding, June 30, 2004 ($0.00 to $31.5625 per share)

505,748

20.33

Exercisable, June 30, 2004 ($0.00 to $31.5625 per share)

 272,280

$25.18

The following table sets forth information regarding options and awards outstanding at June 30, 2004:

Weighted

Average

Weighted

Weighted

Exercise

Average

Average

Number

Prices

Number

Range of

Exercise

Remaining

Currently

for Currently

of Options

Exercise Prices

Price

Life (Years)

Exercisable

Exercisable

59,848

$       0      --

$       0

$       0

8

-

$       0

4,500

$15.01      --

$16.57

$16.57

6

4,500

$16.57

208,900

$18.69      --

$20.56

$19.33

8

57,560

$19.08

86,620

$21.45      --

$24.67

$22.96

6

64,340

$23.32

98,600

$24.75      --

$28.46

$27.96

4

98,600

$27.95

47,280

$29.75      --

$31.56

$30.13

2

  47,280

$30.13

505,748

$       0      --

$31.56

$23.06

6

272,280

$25.18

Options and awards granted during 2004, 2003 and 2002 had a weighted average grant date fair value of $24.46, $3.56 and $7.72, respectively.  The fair value of option on the grant date was measured using the Black Scholes option pricing model.  Key assumptions used to apply this pricing model are as follows:

Year Ended June 30

2004

2003

2002

Range of risk-free interest rates

1.68% to 1.93%

1.69% to 3.49%

4.41% to 4.50%

Range of expected

life of option grants (in years)

2 to 3

.6 to 7

5 to 7

Expected volatility of underlying stock

31.4%

27%

30.0% to 30.6%

Range of expected quarterly

dividends (per share)

$0.21

$0.21

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

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan that allows employees to purchase shares of common stock of the Company at a 15% discount from the lower of the market value at the beginning or the end of each quarter.  Shares of stock reserved for the plan were 111,772 at June 30, 2004.  Shares purchased under this plan aggregated 52,555, 65,959 and 67,540; in 2004, 2003 and 2002, respectively.

Rights Plan

The Company has a Shareholder Rights Plan for which purchase rights have been distributed as a dividend at the rate of one right for each share of common stock held.  The rights may be exercised only if an entity has acquired beneficial ownership of 15% or more of the Company’s common stock, or announces an offer to acquire 15% or more of the Company.

28

Acquisitions

In December 2003, the Company completed two acquisitions.  Substantially all of the assets of Magnetico, Inc. ("Magnetico") and its affiliate, Trans American Transformer, Inc., were purchased in an all cash transaction.  The affiliated companies, with combined estimated annual sales of $3.2 million, custom design and manufacture high-reliability, flight-critical magnetic components for U.S. military and the aerospace and avionics industries.  This business is part of Standex Electronics, Inc. in the Engineered Products segment.

Also in December 2003, all of the outstanding shares of Nor-Lake, Incorporated ("Nor-Lake") were acquired in an all cash transaction.  This business unit is being treated as a stand alone division in the Food Service Equipment segment.  Nor-Lake is one of the nation’s largest suppliers of walk-in coolers and freezers to the food service and scientific industries, with annual net sales of approximately $55 million.

The total purchase price (net of cash acquired) for the two acquisitions was $34.8 million, and was allocated based upon an estimate of the fair value of the assets purchased and liabilities assumed.  The Company completed its analysis of the fair value of inventory acquired in connection with Nor-Lake, and as a result, increased the value of inventory acquired by $465,000, all of which has been sold.  These acquisitions resulted in the recognition of goodwill of approximately $14.6 million most of which will not be deductible for tax purposes.

In June 2003, certain assets and liabilities of I R International Inc. ("IR") and Dornbusch & Cia. were acquired for a total purchase price of $19.7 million in cash and stock.  IR manufactures, distributes and sells industrial, gravure and embossing rolls and plates, laser and gravure engraving, and provides texturing and coating services.  IR has operations located in Virginia and Brazil and has been integrated with existing Standex Engraving operations in the Engraving segment.  The purchase price was allocated to the fair value of the assets acquired and liabilities assumed and resulted in the recognition of goodwill of approximately $11.9 million.

In December 2002, the Company acquired Millennium Molds, a repairer of injection molds.  The allocation of the purchase price resulted in the recognition of approximately $77,000 in goodwill.  In September 2002, the Company purchased substantially all of the assets of Cincinnati, Ohio-based CIN-TRAN, Inc., a manufacturer of custom UL/CSA approved low-frequency transformers.  The allocation of the purchase price resulted in the recognition of approximately $63,000 in goodwill.  Millennium Molds is included in the Engraving segment and CIN-TRAN, Inc. is included in the Engineered Products segment.

The amounts assigned to each major class of assets and liabilities at the acquisition date were as follows:

2004

Assets:

Current assets

$19,603

PP&E

11,862

Non-current assets

 13,968

Total assets

$45,433

Liabilities:

Current liabilities

$  9,925

Non-current liabilities

   1,985

Total Liabilities

$11,910

If the acquisitions in fiscal 2004 had occurred as of July 1, 2003, the unaudited proforma consolidated results of operations would have been as follows:

Year Ended June 30, 2004

(In thousands except per share data)

Net sales

$ 603,852

Income from continuing operations

$   22,253

Earnings per share:

Basic

$1.82

Diluted

$1.80

Discontinued Operations, Restructurings, Asset Impairments and Dispositions

Discontinued Operations

In June 2004, the Company’s board of directors approved a plan to divest of the James Burn International (JBI) subsidiary.  The Company is proposing to sell the entirety of JBI business to one buyer in al all-cash transaction.  In connection with this authorization and based upon offers received by the Company, an impairment charge for the assets to be sold was recorded of approximately $11.9 million, pre-tax, including estimated costs to sell.  The assets to be sold associated with JBI have been recorded as part of other assets as assets held for sale.

JBI recorded annual sales of $26.2 million in 2004.  JBI specializes in wire binding supplies and equipment and has operations located primarily in the United States, United Kingdom, France, Mexico and Singapore.  The JBI business has been underperforming for five years.  In arriving at the decision to sell JBI, the Company evaluated alternatives including a large restructuring charge to improve the performance of the businesses.  The Company determined that the business did not offer the long term opportunities that it seeks with the portfolio of companies, that is, to achieve high returns in niche markets.  The Company expects to complete the sale within the next six months.  Discontinued operations include management’s best estimated of the amounts expected to be realized on the sale of JBI.  While these estimates are based on an analysis of the facilities, including recent offers received from third parties for JBI, the amounts the Company will ultimately realize could differ in the near term from the amounts assumed in arriving at the loss on the disposal of JBI.

As part of the October 2002 announced restructuring and realignment plan, the Company sold its Jarvis Caster Group (previously included in the Engineered Products segment) in November 2003.  The caster market in the United States has been negatively impacted by the influx of product from Asia Pacific and from excess global capacity.  These market conditions, and the Company’s assessment of the Jarvis Caster Group’s sales and earnings growth potential led the Company to divest itself of the Jarvis Caster Group.

The Jarvis Group recorded sales of $56.3 million in the fiscal year ended June 30, 2003.  The results of operations of the Group, together with a fiscal 2004 reported gain from the sale of real estate, have been reclassified to discontinued operations.  Also reclassified was an impairment charge related to the Jarvis Caster Group of $1.9 million recorded in the current fiscal year.  The sale of the Jarvis Caster Group did not have a material impact to net income.

During the second quarter of the current fiscal year, the Company finalized its decision to close its commercial printing operation (included in the Consumer Segment) and ceased its commercial printing business.  In recent years, the printing industry has been undergoing a massive consolidation due to weak demand, overcapacity and rising costs.  The Company believes it can achieve a financial savings by outsourcing its printing needs.  This business unit had net sales of $6.8 million in fiscal 2003.  The Company completed the close of this operation at the end of March 2004.  The Company recorded a pre-tax charge of $1.3 million in the second quarter of fiscal 2004, as a result of the closure.

In October 2003, the Company announced it was exiting the German business for roll technology engraving products, which had net sales of $1.9 million in fiscal 2003.  The operation, which was part of the Engraving Segment, had not been profitable for the past several years largely because the business lacks the scale to compete effectively with its two largest competitors in the European market, both of which are headquartered in Germany.  As a result of the decision to close the business, a pretax charge of $1.1 million was included in discontinued operations in the first quarter of fiscal 2004.

In fiscal 2003, the Company exited its H. F. Coors China Company (Food Service Equipment Segment) and National Metal Industries (Engineered Products Segment) businesses.  The Company concluded that the two businesses either had limited growth prospects or that these businesses were not suited for long-term strategic growth under its ownership.  The real property of H.F. Coors China Company and the business were sold in separate transactions while National Metal Industries was closed.  Discontinued operations include the results of operations of these businesses and the gain realized on the sale of the H.F. Coors China Company property, net of exit cost.

Reporting periods have been restated to reflect the discontinued operations discussed above.  Earnings/(losses) from discontinued operations include the following results for the years ended June 30:

(In thousands)

2004

2003

2002

Net sales

$

50,813

$

96,851

$

96,542

Operating income

(15,980)

5,878

1,945

Earnings/(losses) from discontinued operations,

net of taxes

(2,615)

2,358

1,370

Gains/(losses) on sale of discontinued operations,

net of taxes

(8,859)

951

-

Total net earnings/(losses) from

discontinued operations

$

(11,474)

$

3,309

$

1,370

The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets are as follows:

(In thousands)

2004

2003

Assets:

Current assets

$

2,871

$

37,389

Non-current assets

2,792

20,848

Total assets of discontinued operations

$

5,663

$

58,237

Liabilities:

Current liabilities

$

9,682

$

9,364

Non-current liabilities

5,877

5,716

Total liabilities of discontinued operations

$

15,559

$

15,080

Restructuring

In October 2002, the Company announced it would incur restructuring charges in the amount of $11 to $12 million before taxes.  The restructuring plan involves the (1) disposal, closing or elimination of certain under-performing and unprofitable operating plants, product lines, manufacturing processes and businesses; (2) realignment and consolidation of certain marketing and distribution activities; and (3) other cost containment actions, including selective personnel reductions.  The charges have been and will be recorded in the Statements of Consolidated Income under the caption "Restructuring and Impairment costs."

In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," these charges will be recorded generally when a liability is incurred or a severance plan is initiated.  A summary of the charges is as follows (in thousands):

Year Ended June 30, 2004

Year Ended June 30, 2003

Involuntary

Involuntary

Employee

Employee

Severance

Severance

and Benefit

Asset

Shutdown

and Benefit

Asset

Shutdown

Costs

Impairment

Costs

Total

Costs

Impairment

Costs

Total

Expense

  Cash expended

$ 951

$ (24)

$848

$1,775

$   962

$       --

$488

$1,450

  Accrual/non-cash

 (739)

 182

     --

    (557)

  2,638

  1,210

  676

  3,915

    Total expense

$ 212

$158

$848

$1,218

$3,600

$1,210

$554

$5,365

The restructuring costs related to the following segments:

Year Ended June 30,

2004

2003

Food Service Equipment

$1,047

$2,857

Consumer

--

136

Air Distribution Products

237

1,336

Engraving

(235)

455

Engineered Products

     169

     581

Total expense

$1,218

$5,365

   Involuntary

Employee

Severance

and Benefit

Costs

Accrued Balances

  Balance at 6/30/03

$2,704

  Payments

1,148

  Additional accrual

     667

  Balance at 6/30/04

$2,223

As of June 30, 2004, the Company had no accruals for asset impairments and shutdown costs associated with the restructuring program.  During 2003, the Company closed and consolidated certain manufacturing facilities which were under utilized.  In June 2003, the Company received an offer to sell the remaining assets and property associated with one of the facilities in the Engineered Products segment.  Based on that offer, the assets associated with that property were reduced by $1.1 million to their fair value of $423,000 and classified as held for sale.  The loss was recorded as part of the restructuring activities and asset impairments.  The sale of the property was completed in 2004.

Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for the years ended June 30, 2004 and 2003 are as follows:

Year Ended June 30

2004

(In thousands,

 except per share data)

First

Second

Third

Fourth

Net sales

$129,391

$141,224

$143,442

$163,393

Gross profit margin

43,347

47,984

46,875

56,357

Income from continuing operations

4,893

5,011

4,827

7,348

EARNINGS PER SHARE

Basic

0.40

0.41

0.40

0.60

Diluted

0.40

0.41

0.39

0.59

Year Ended June 30

2003

(In thousands,

 except per share data)

First

Second

Third

Fourth

Net sales

$121,126

$125,898

$116,335

$126,839

Gross profit margin

41,276

46,560

38,912

43,022

Income from continuing operations

4,163

378

2,688

3,611

EARNINGS PER SHARE

Basic

0.35

0.03

0.22

0.30

Diluted

0.34

0.03

0.22

0.30

The Company discontinued certain operations throughout the year.  The above numbers have been restated, where applicable, to account for the discontinued operations.  The first quarter of fiscal 2002 excludes a cumulative effect of a change in accounting principle of $3,779,000 or 31 cents per share.  During the fourth quarter of fiscal 2002, the Company recorded certain tax adjustments discussed in the Income Tax Note to the Consolidated Financial Statements.  In addition, during the fourth quarter of fiscal 2002, the Company provided $3.4 million of additional reserves for potentially obsolete and slow moving inventory.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

The management of the Company including Roger L. Fix as Chief Executive Officer and Christian Storch as Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures.  Under the rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those “controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports issued or submitted by it under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.”  Based on the evaluation of the Company’s disclosure controls and procedures, it was determined that such controls and procedures were effective as of the end of the fiscal year covered by this report.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls during the quarterly period ended June 30, 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF STANDEX

The Company will file with the Securities and Exchange Commission (“SEC”) a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended June 30, 2004 (the “Proxy Statement”).  The information required by this item and not provided in Item 4 “Executive Officers of Standex” is incorporated by reference from the Proxy Statement under the captions “Election of Directors,” “Stock Ownership in the Company,” “Other Information Concerning the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information regarding the Audit Committee Financial Expert and the identification of the Audit Committee is incorporated by reference to the information in the Proxy Statement under the caption “OTHER INFORMATION CONCERNING THE COMPANY BOARD OF DIRECTORS AND ITS COMMITTEES  Audit Committee.”

We maintain a corporate governance section on our website, which includes our Code of Ethics for Senior Financial Management that applies to our chief executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  Our corporate governance section also includes our Code of Business Conduct and Ethics for all employees.  In addition, we will promptly post any amendments to or waivers of the Code of Ethics for Senior Financial Management on our website.  You can find this and other corporate governance information at www.standex.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference from the Proxy Statement under the captions “Performance Graph,” “Report of the Compensation Committee on Executive Compensation,” “Executive Compensation,” and “Directors’ Fees.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT

The stock ownership of each person known to Standex to be the beneficial owner of more than 5% of its Common Stock and the stock ownership of all directors and executive officers of Standex as a group are incorporated by reference in the Proxy Statement under the caption “Stock Ownership in the Company.”  The beneficial ownership of Standex Common Stock of all directors and executive officers of the Company is incorporated by reference in the Proxy Statement under the caption “Stock Ownership in the Company.”

The Equity Compensation Plan table below presents information regarding the Company’s equity based compensation plans at June 30, 2004.

	(A)	(B)	(C)
Number of Securities
Remaining Available
	Number of Securities	Weighted-Average	For Future Issuance
	To Be Issued Upon	Exercise Price Of	Under Equity
	Exercise Of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants And Rights	And Rights	reflected in Column (A))

Equity compensation plans approved by
stockholders	505,748	$ 20.33	750,788

Equity compensation plans not approved
by stockholders	--	--	--

Total	505,748	$ 20.33	750,788

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated by reference in the Proxy Statement under the caption “Indebtedness of Management.”

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

This Information in addition to information regarding aggregate fees billed for each of the last two fiscal years for professional services rendered by the professional accountant for audit of the Company’s annual financial statements and review of financial statements included in the Company’s  Form 10-Q as well as others are incorporated by reference in the Proxy Statement under the caption “Independent Auditors’ Fees.”

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,

AND REPORTS ON FORM 8-K

(a)

Financial Statements and Schedule

(i)

The financial statements required in response to this item are listed in response to Part II, Item 8 of this Annual Report on Form 10-K.

(ii)

The financial statement schedule listed in the accompanying index to the Consolidated Financial Statements and Schedules is filed as part of this Annual Report on Form 10-K.

(b)

Reports on Form 8-K

On April 22, 2004, Standex submitted a Report on Form 8-K incorporating under Items 9 and 12 the Standex third quarter earnings press release.  Such Report is not deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 and is not incorporated by reference herein or in any filing under the Securities Act of 1933 or the Exchange Act.

On August 19, 2004, Standex submitted a Report on Form 8-K incorporating under Items 9 and 12 the Standex fourth quarter earnings press release.  Such Report is not deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 and is not incorporated by reference herein or in any filing under the Securities Act of 1933 or the Exchange Act.

(c)

Exhibits

3.

(i)

Restated Certificate of Incorporation of Standex, dated October 27, 1998, is incorporated by reference to the exhibits to the Quarterly Report of Standex on Form 10-Q for the fiscal quarter ended December 31, 1998.

(ii)

By-Laws of Standex, as amended, and restated on October 28, 2003 are incorporated by reference to the exhibits to the Quarterly Report of Standex on Form 10-Q for the fiscal quarter ended December 31,2003 (the “December 2003 10-Q”).

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

10.

(a)

Employment Agreement dated May 1, 2000, between the Company and David R. Crichton is incorporated by this reference to the exhibits to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (the “2000 10-K”) and an Amendment to the Employment Agreement dated January 30, 2002 is incorporated by this reference to the exhibits to the Quarterly Report of Standex on Form 10-Q for the fiscal quarter ended March 31, 2002 (the “March 2002 10-Q”).*

(b)

Employment Agreement dated May 1, 2000, between the Company and Edward J. Trainor is incorporated by this reference to the exhibits to the 2000 10-K and an Amendment to the Employment Agreement dated January 30, 2002 is incorporated by this reference to the exhibits to the March 2002 10-Q.*

(c)

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

Employment Agreement dated September 1, 2001 between the Company and Christian Storch is incorporated by this reference to the exhibits to the Quarterly Report of Standex on Form 10-Q for the fiscal quarter ended September 30, 2001.*

(f)

Employment Agreement dated December 3, 2001 between the Company and Roger L. Fix is incorporated by this reference to the exhibits to the Quarterly Report of Standex on Form 10-Q for the fiscal quarter ended December 31, 2001.*

(g)

Standex International Corporation 1998 Long-Term Incentive Plan, effective October 27, 1998 is incorporated by reference to the exhibits to the Quarterly Report of Standex on Form 10-Q of the fiscal quarter ended December 31, 1998.*

(h)

Standex International Corporation Profit Improvement Participation Shares Plan as amended and restated on April 26, 1995 is incorporated by reference to the exhibits to the Annual Report of Standex on Form 10-K for the fiscal year ended June 30, 1995 (the “1995 10-K”).*

(i)

Standex International Corporation Stock Option Loan Plan, effective January 1, 1985, as amended and restated on January 26, 1994, is incorporated by reference to the exhibits to the Annual Report of Standex on Form 10-K for the fiscal year ended June 30, 1994 (the “1994 10-K”).*

(j)

Standex International Corporation Executive Security Program, as amended and restated on January 31, 2001 is incorporated by reference to the exhibits to the Quarterly Report of Standex on Form 10-Q for the fiscal quarter ended March 31, 2001 (the “March 2001 10-Q”).*

(k)

Standex International Corporation Executive Life Insurance Plan effective April 27, 1994 and as amended and restated on April 25, 2001 is incorporated by reference to the exhibits to the 2001 10-K.*

(l)

Standex International Corporation 1994 Stock Option Plan effective July 27, 1994 is incorporated by reference to the exhibits to the 1994 10-K.*

(m)

Standex International Corporation Supplemental Retirement Plan adopted April 26, 1995 and amended on July 26, 1995 is incorporated by reference to the exhibits to the 1995 10-K.*

(n)

Standex International Corporation Key Employee Share Option Plan dated June 27, 2002 is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (the “2003 10-K”).*

(o)

Consulting Agreement dated December 31, 2002 between the Company and Edward J. Trainor is incorporated by this reference to the exhibits to the Quarterly Report of Standex on Form 10-Q for the fiscal quarter ended December 31, 2002 (the “December 2002 10-Q”).*

(p)

Consulting Agreement dated December 31, 2002 between the Company and David R. Crichton is incorporated by this reference to the exhibits to the December 2002 10-Q.*

(q)

Employment Agreement dated April 1, 2003 between the Company and Roger L. Fix , which supersedes and replaces the Employment Agreement between the parties dated December 1, 2001, is incorporated by reference to the 2003 10-K.*

14.

Code of Ethics

21.

Subsidiaries of Standex

23.

Independent Auditors’ Consent

24.

Powers of Attorney of Charles H. Cannon, Thomas E. Chorman, William R. Fenoglio, Walter F. Greeley, Daniel B. Hogan,

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 10, 2004.

STANDEX INTERNATIONAL CORPORATION

(Registrant)

By:

/s/ ROGER L. FIX

Roger L. Fix

President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on September 10, 2004:

Signature

Title

/s/ ROGER L. FIX

President/Chief Executive Officer

Roger L. Fix

/s/ CHRISTIAN STORCH

Vice President/Chief Financial Officer

Christian Storch

/s/ TIMOTHY S. O’NEIL

Chief Accounting Officer

Timothy S. O’Neil

Roger L. Fix, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on September 10, 2004 as attorney-in-fact for the following directors of the Registrant:

Charles H. Cannon

Thomas E. Chorman

William R. Fenoglio

C. Kevin Landry

Walter F. Greeley

H. Nicholas Muller, III, Ph.D.

Daniel B. Hogan

Deborah A. Rosen

Thomas L. King

Edward J. Trainor

/s/ ROGER L. FIX

Roger L. Fix

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

The Company will furnish its 2004 Annual Report, its Proxy Statement and proxy materials to security holders subsequent to the filing of the annual report on this Form.  Copies of such material shall be furnished to the Commission when they are sent to security holders.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Schedule

Schedule II

Valuation and Qualifying Accounts

Independent Auditors’ Report relating to Schedule II

Schedules (consolidated) not listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements submitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

STANDEX INTERNATIONAL CORPORATION

Salem, New Hampshire

We have audited the accompanying consolidated balance sheets of Standex International Corporation and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2004.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(ii).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Standex International Corporation and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principals generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the notes to the consolidated financial statements, on July 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Boston, Massachusetts

September 6, 2004

Schedule II

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended June 30, 2004, 2003 and 2002

Column A

Column B

Column C

Column D

Column E

Balance

Additions

at

Charged to

Charged

Beginning

Costs and

to Other

Balance at

Description

of Year

Expenses

Accounts

Deductions

End of Year

Allowances

 deducted from

 assets to which

 they apply – for

 doubtful accounts

 receivable:

June 30, 2004

$5,054,182

$1,995,013

$   (332,392)(1)

$6,716,803

June 30, 2003

$4,609,329

$3,179,702

$(2,734,849)(1)

$5,054,182

June 30, 2002

$3,433,443

$2,724,937

$(1,549,051)(1)

$4,609,329

(1) Accounts written off – net of recoveries

35