Form 10-K/A
period 2004-06-03
STANDEX INTERNATIONAL CORP/DE/
filed 2004-10-07
CIK 310354

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

6 MANOR PARKWAY, SALEM NEW HAMPSHIRE

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

This Amendment No. 1 to the Standex International Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (the “Form 10-K”) is being filed for the purpose of correcting a typographical error in the version filed electronically with the Securities and Exchange Commission.  In Part II Item 5. Market For Standex Common Stock Related Stockholder Matters And Issuer Repurchases of Equity Securities the approximate number of stockholders of record on August 31, 2004 was incorrectly reported as 12,288,666 (which is the number of shares outstanding).  The number of stockholders should have been 2,830.

The Registrant hereby amends Part II, Item 5. in the previously filed version of its Annual Report on Form 10-K by deleting the first sentence under the “Common Stock Prices And Dividends Paid” table and replacing it with the following sentence: “The approximate number of stockholders of record on August 31, 2004 was 2,830.”

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on October 7, 2004:

STANDEX INTERNATIONAL CORPORATION

(Registrant)

By:

/s/

ROGER L. FIX

Roger L. Fix

President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on October 7, 2004:

Signature

Title

/s/

ROGER L. FIX

President/Chief Executive Officer

Roger L. Fix

/s/

CHRISTIAN STORCH

Vice President/Chief Financial Officer

Christian Storch

/s/

TIMOTHY S. O’NEIL

Chief Accounting Officer

Timothy S. O’Neil