Form 10-K/A
period 2004-06-03
STANDEX INTERNATIONAL CORP/DE/
filed 2004-10-08
CIK 310354

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

This Amendment No. 2 to the Standex International Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (the “Form 10-K”) is being filed for the purpose of correcting a typographical error in the version filed electronically with the Securities and Exchange Commission.  Additionally, Amendment No. 1 did not include the certifications required by Rule 13a-14(a) and by Section 906 of the Sarbanes-Oxley Act.  In Part II Item 5. Market For Standex Common Stock Related Stockholder Matters And Issuer Repurchases of Equity Securities the approximate number of stockholders of record on August 31, 2004 was incorrectly reported as 12,288,666 (which is the number of shares outstanding).  The number of stockholders should have been 2,830.

The Registrant hereby amends Part II, Item 5. in the previously filed version of its Annual Report on Form 10-K by deleting it in its entirety and replacing it with the following:

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

Common Stock Prices and Dividends Paid

Common Stock Price Range

 Dividends

2004

2003

per Share

Year Ended June 30

High

Low

High

Low

2004

2003

First quarter

$24.50

$20.98

$25.00

$19.35

$0.21

$0.21

Second quarter

29.28

24.16

24.36

18.80

0.21

0.21

Third quarter

29.95

25.75

24.00

18.70

0.21

0.21

Fourth quarter

28.28

24.01

22.32

19.07

0.21

0.21

The approximate number of stockholders of record on August 31, 2004 was 2,830.

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

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on October 8, 2004:

STANDEX INTERNATIONAL CORPORATION

(Registrant)

By:

/S/ ROGER L. FIX

Roger L. Fix

President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on October 8, 2004:

Signature

Title

/S/ ROGER L. FIX

President/Chief Executive Officer

Roger L. Fix

/S/ Christian Storch

Vice President/Chief Financial Officer

Christian Storch

/S/ TIMOTHY S. O’NEIL

Chief Accounting Officer

Timothy S. O’Neil