Form 10-Q
period 2004-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 2004-11-04
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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

The number of shares of Registrant's Common Stock outstanding on October 25, 2004 was 12,342,157

STANDEX INTERNATIONAL CORPORATION

I N D E X

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Condensed Statements of Consolidated Income for the Three Months

      Ended September 30, 2004 and 2003 (Unaudited)

2

Condensed Consolidated Balance Sheets, September 30, 2004 and

      June 30, 2004 (Unaudited)

3

Condensed Statements of Consolidated Cash Flows for the Three Months

      Ended September 30, 2004 and 2003 (Unaudited)

4

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Item 1

STANDEX INTERNATIONAL CORPORATION
Condensed Statements of Consolidated Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2004	2003
Net sales	$160,741	$ 129,391
Cost of sales	(108,641)	(86,133)
Gross profit	52,100	43,258
Selling, general and administrative expenses	(39,052)	(33,543)
Other operating income, net	-	41
Restructuring	(799)	(549)
Total operating expenses	(39,851)	(34,051)
Income from operations	12,249	9,207

Interest expense	(1,518)	(1,517)
Other, net	366	71

Income from continuing operations before income taxes	11,097	7,761
Provision for income taxes	(3,948)	(2,763)
Income from continuing operations	7,149	4,998

Loss from discontinued operations, net of taxes	(934)	(626)
Net income	$ 6,215	$ 4,372

Basic earnings per share:
Continuing operations	$ 0.59	$ 0.41
Discontinued operations	$ (0.08)	$ (0.05)
Total	$ 0.51	$ 0.36
Diluted earnings per share:
Continuing operations	$ 0.58	$ 0.40
Discontinued operations	$ (0.08)	$ (0.05)
Total	$ 0.50	$ 0.35
Cash dividends per share	$ 0.21	$ 0.21

See notes to condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)
	September 30,	June 30,
	2004	2004
ASSETS
Current assets
Cash and cash equivalents	$ 11,585	$ 17,504
Receivables, net of allowances of $4,954 at September 30
and $6,717 at June 30	101,526	89,435
Inventories	95,143	85,787
Prepaid expenses	7,316	3,792
Total current assets	215,570	196,518
Property, plant and equipment	227,494	225,060
Less accumulated depreciation	(123,516)	(120,932)
Property, plant and equipment, net	103,978	104,128
Other assets
Prepaid pension cost	25,270	25,858
Goodwill	64,402	63,415
Long-term deferred tax asset	20,610	20,610
Other	33,123	32,164
Total other assets	143,405	142,047
Total	$462,953	$442,693

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$ 2,932	$ 746
Accounts payable	50,364	54,252
Income taxes	4,721	6,060
Accrued expenses	47,912	50,349
Total current liabilities	105,929	111,407
Long-term debt (less current portion included above)	122,973	108,786
Deferred pension and other liabilities	63,495	58,966
Stockholders' equity
Common stock	41,976	41,976
Additional paid-in capital	17,451	17,071
Retained earnings	392,573	388,919
Unamortized value of restricted stock	(83)	(87)
Accumulated other comprehensive loss	(25,858)	(28,400)
Treasury shares	(255,503)	(255,945)
Total stockholders' equity	170,556	163,534
Total	$462,953	$442,693

See notes to condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Condensed Statements of Consolidated Cash Flows
(In thousands)
(Unaudited)
	Three Months Ended
	September 30,
	2004	2003
Cash flows from operating activities
Net income	$ 6,215	$ 4,372
Loss from discontinued operations	(934)	(626)
Income from continuing operations	7,149	4,998
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on real estate	-	(41)
Depreciation and amortization	2,922	2,720
Net changes in operating assets and liabilities	(22,495)	(4,549)
Net cash (used for)/provided by operating activities from continuing operations	(12,424)	3,128
Net cash used for operating activities
from discontinued operations	(6,052)	(72)
Net cash (used for)/provided by operating activities	(18,476)	3,056

Cash flows from investing activities
Expenditures for property and equipment	(2,505)	(1,289)
Proceeds from sale of real estate	-	464
Other	33	403
Net cash used for investing activities
from continuing operations	(2,472)	(422)
Net cash provided by investing activities
from discontinued operations	-	2,436
Net cash (used for)/provided by investing activities	(2,472)	2,014

Cash flows from financing activities
Proceeds from additional borrowings	23,516	3,762
Repayments of debt	(7,143)	(7,191)
Cash dividends paid	(2,561)	(2,561)
Reacquisition of shares - stock incentive program and employees	(166)	(705)
Other, net	993	964
Net cash provided by/(used for) financing activities from continuing operations	14,639	(5,731)
Net cash used for financing activities from discontinued operations	-	(284)
Net cash provided by/(used for) financing activities	14,639	(6,015)

Effect of exchange rate changes on cash	390	(383)
Net change in cash and cash equivalents	(5,919)	(1,328)
Cash and cash equivalents at beginning of year	17,504	11,509
Cash and cash equivalents at end of period	$11,585	$10,181

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ 817	$ 1,188
Income taxes	$ 1,505	$ (113)

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations, cash flows and comprehensive income for the three months ended September 30, 2004 and 2003 and the financial position at September 30, 2004 and 2003.  The interim results are not necessarily indicative of results for a full year.  The condensed financial statements and notes do not contain information which would substantially duplicate the disclosure contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2004.  The condensed consolidated balance sheet at June 30, 2004 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2004.  In addition, certain prior year amounts have been reclassified to conform to the current year’s presentation.

2.

Significant Accounting Policies

The significant accounting policies have not changed since the 2004 Form 10-K was filed.

Stock Based Compensation Policy:  Stock options have been issued to officers and other management employees under the Company’s various incentive programs. The stock options generally vest over a five-year period and have a maturity of seven to ten years from the issuance date.  The Company accounts for stock based compensation using the intrinsic value method as prescribed by APB No. 25.  Under the intrinsic value method, the compensation cost of stock options and awards are measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the option or award price and is charged to operations over the vesting period.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 to its stock plans and employee stock purchase plan:

	Three Months Ended
	September 30,
	2004	2003
Net income, as reported	$6,215	$4,372
Add: Total stock-based compensation,
included in reported income, net of income taxes	30	97
Less: Total stock-based compensation,
net of income taxes, fair value method	(109)	(229)
Pro forma net income	$6,136	$4,240

Pro forma earnings per share:
Basic – as reported	$0.51	$0.36
Basic – pro forma	$0.50	$0.35

Diluted – as reported	$0.50	$0.35
Diluted – pro forma	$0.49	$0.34

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model.

3.

Discontinued Operations

In September 2004, the Company completed the sale of substantially all the assets of James Burn International global operations (JBI) in an all cash transaction with a closely held Virginia corporation owned by two financial buyers.  This transaction represents the last major step in the corporate-wide restructuring and realignment program that the Company began in October 2002.

JBI recorded annual sales of $26.2 million in fiscal 2004.  JBI specializes in wire binding supplies and equipment with operations located in the United States, United Kingdom, France, Mexico and Singapore.  The JBI business was underperforming for five years.  In arriving at the decision to sell, the Company evaluated alternatives and determined that the business did not offer the long term opportunities that it seeks with its portfolio of companies.  As previously reported, the divestiture was estimated to result in an after-tax, non-cash impairment charge of approximately $7.5 million, or $0.61 per share, which was reflected in discontinued operations in the fourth quarter of fiscal year 2004.   As a result of the final agreement reached, the Company recorded an additional $498,000 loss, or $0.04 per share, after tax, associated with the lower than expected sales price, changes in the underlying assets sold and a reduction in the expected tax benefit from the loss.  This amount has been included in discontinued operations in the first quarter of 2005.

In fiscal 2004, the Company exited the Jarvis Caster Group (previously included in the Engineered Products Segment), the German business for roll technology engraving products (previously included in the Engraving Group) and its commercial printing operations (previously included in the Consumer segment).

The following summarizes the activities associated with discontinued operations (in thousands):

	Three Months Ended
	September 30,
	2004	2003
Net sales	$4,454	$22,114
Operating loss	(935)	(847)
Loss from discontinued operations,
net of taxes	$ (934)	$ (626)

The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets are as follows in thousands:

September 30,		June 30,
	2004	2004
Assets:
Current assets	$ 3,039	$ 2,871
Non-current assets	2,643	2,792

Total assets of discontinued operations	$ 5,682	$ 5,663

Liabilities:
Current liabilities	$ 5,836	$ 9,682
Long term liabilities	4,285	5,877

Total liabilities of discontinued operations	$10,121	$15,559

4.

Goodwill

Changes to goodwill during the current fiscal year were as follows (in thousands):

Balance at June 30, 2004	$63,415
Additions	-
Impairments/dispositions	-
Translation	987
Balance at September 30, 2004	$64,402

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

5.

Inventories

Inventories are valued at the lower of cost or market.  Cost is determined using the first in, first out method.  Inventories at September 30, 2004 and June 30, 2004 are comprised of the following (in thousands):

September 30,		June 30,
	2004	2004
Raw materials	$36,178	$27,568
Work in process	23,918	23,002
Finished goods	35,047	35,217
Total	$95,143	$85,787

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying Condensed Statements of Consolidated Income and were $6.8 million and $6.1 million for the three month period ended September 30, 2004 and 2003, respectively.

6.

Debt

Debt is comprised of the following (in thousands):

	September 30,	June 30,
	2004	2004
Bank credit agreements	$ 62,530	$ 41,200
Institutional investors – note purchase agreements
5.94% to 7.13% (due 2005-2012)	57,143	64,286
Other 3.0% to 4.85% (due 2005-2018)	6,231	4,046
Total	125,904	109,532
Less current portion	2,931	746
Total long-term debt	$122,973	$108,786

The Company’s loan agreements contain certain provisions relating to the maintenance of certain financial ratios and restrictions on additional borrowings and investments.  The most restrictive of these provisions requires that the Company maintain a minimum ratio of earnings to fixed charges, as defined, on a trailing four quarters basis.

The Company has a three year, $130 million revolving credit facility which expires in February 2006.  At September 30, 2004, the Company had available $64.5 million under this facility.  The agreement contains certain covenants including limitations on indebtedness and liens.  Borrowings under the agreement bear interest at a rate equal to the sum of a base rate or a Eurodollar rate, plus an applicable percentage based on the Company’s consolidated leverage ratio, as defined by the agreement.  The effective interest rate at September 30, 2004 was 2.88%.  Borrowings under the agreement are not collateralized.

Debt is due as follows by fiscal year (in thousands):  2005, $2,931; 2006, $69,673; 2007, $3,571; 2008, $3,571; 2009, $28,571 and thereafter, $17,587.

At September 30, 2004, the Company was in compliance with all debt covenants.

7.

Retirement Benefits

In the fiscal year ended June 30, 2004, the Company recorded a net pension expense of $6.1 million.  The Company expects to report a net pension expense of approximately $7.3 million in the current fiscal year.  Pension and other post-retirement expense for the three month period ending September 30, 2004 and 2003 were as follows (in thousands):

U.S. Plans:

	Pension Benefits		Other Post Retirement Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Service cost	$1,149	$1,389	$ 5	$ 44
Interest cost	2,891	2,865	40	164
Expected return
on plan assets	(3,751)	(3,825)	-	-
Amortization of
prior service costs	55	57	-	-
Recognized
actuarial loss	909	612	(7)	2
Amortization
of transition
(asset)/obligation	(1)	(5)	56	111
Net periodic benefit cost	$1,252	$1,093	$ 94	$321

Foreign Plans:

	Pension Benefits
	Three Months Ended
	September 30,
Service cost	2004	2003
Interest cost	$384	$324
Expected return
on plan assets	(301)	(271)
Amortization of
prior service costs	7	7
Recognized
actuarial loss	205	151
Amortization
of transition
(asset)/obligation	(1)	(26)
Net periodic benefit cost	$559	$437

Contributions to pension plans in the first three months of fiscal 2005 were approximately $1.1 million.  Contributions based on current actuarial evaluations are expected to total $5.4 million for all of fiscal 2005.  Cash contributions in subsequent years will depend upon a number of factors including the investment performance of the plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

8.

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2004	2003
Basic – Average shares outstanding	12,213	12,194
Effect of Dilutive Securities – Stock Options	121	129
Diluted – Average Shares Outstanding	12,334	12,323

Both basic and diluted income are the same for computing earnings per share.  Certain options were not included in the computation of diluted earnings per share because to do so would have had an anti-dilutive effect.

Cash dividends per share have been computed based on the shares outstanding at the time the dividends were paid.  The shares (in thousands) used in this calculation for the three months ended September 30, 2004 and 2003 are as follows:

	2004	2003
Quarter	12,195	12,196

9.

Restructuring

The Company completed the restructuring and realignment program during the first quarter of fiscal year 2005.  The restructuring and realignment program involved the (1) disposal, closing or elimination of certain under-performing and unprofitable operating plants, product lines, manufacturing processes and businesses; (2) realignment and consolidation of certain marketing and distribution activities; and (3) other cost containment actions, including selective personnel reductions.  The charges were recorded in the Condensed Statements of Consolidated Income under the caption “Restructuring costs.”

In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” these charges were recorded generally when a liability was incurred or a severance plan was initiated.  A summary of the charges is as follows (in thousands):

	Three Months Ended September 30,
	Involuntary
	Employee
	Severance
	and Benefit	Shutdown
	Costs	Costs	Total
Expense – Fiscal 2005
Cash expended	$542	94	636
Accrual/non-cash	63	100	163
Total expense	$605	$194	$799

Expense – Fiscal 2004
Cash expended	216	279	495
Accrual/non-cash	54	-	54
Total expense	$270	$279	$549

	Involuntary
	Employee
	Severance
	and Benefit	Shutdown
	Costs	Costs	Total

Accrued Balances – Fiscal 2005
Balance at 6/30/04	$2,223	-	$2,223
Payments	(2,014)	-	(2,014)
Additional accrual	54	100	154
Balance at 09/30/04	$ 263	$100	$ 363

The restructuring costs related to the following segments:

	Three Months Ended
	September 30,
	2004	2003
Food Service Equipment Group	$148	$249
Air Distribution Products Group	-	148
Engraving Group	791	81
Engineered Products Group	(140)	71
Total expense	$799	$549

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

11.

Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss is as follows (in thousands):

	Three Months Ended
	September 30,
	2004	2003
Accumulated other comprehensive loss – Beginning	$(28,400)	$(31,818)
Foreign currency translation adjustment	2,542	(1,781)
Accumulated other comprehensive loss – Ending	$(25,858)	$(33,599)

The components of accumulated other comprehensive loss are as follows (in thousands):

	September 30,	June 30,
	2004	2004
Foreign currency translation adjustment	$ 7,301	$ 4,759
Additional minimum liability (net of $21.6 million tax)	(33,159)	(33,159)
Accumulated other comprehensive loss	$(25,858)	$(28,400)

12.

Income Taxes

The provision for income taxes for continuing operations differs from that computed using Federal income tax rates for the following reasons:

	September 30,
	2004	2003
Statutory tax rate	35.0%	35.0%
Non-U.S.	(0.7)%	(0.2)%
State taxes	3.3%	4.0%
Other	(2.0)%	(3.2)%
Effective income tax rate	35.6%	35.6%

13.

Industry Segment Information

The Company is composed of five business segments.  Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Operating income by segment below excludes general corporate expenses, and interest expense and income (in thousands).

	Three Months Ended
	September 30,
			Income from
	Net Sales		Operations
	2004	2003	2004	2003
SEGMENT
Food Service Equipment Group	$ 59,716	$ 42,496	$ 6,818	$4,963
Air Distribution Products Group	34,264	29,071	3,091	3,920
Engraving Group	17,597	16,870	1,891	1,597
Engineered Products Group	29,163	21,789	4,801	2,476
Consumer Products Group	20,001	19,165	765	298
Restructuring	-	-	(799)	(549)
Other income/(expense), net	-	-	-	41
Corporate	-	-	(4,318)	(3,539)
Total	$160,741	$129,391	$12,249	$9,207

Other income/ (expense), net include gains on the sale of real property of $41,000 for the quarter ended September 30, 2003.

14.

Derivative Instruments and Hedging Activities

Standex manages its debt portfolio by periodically using interest rate swaps to achieve an overall desired position of fixed and floating rate debt to reduce certain exposures to interest rate fluctuations.  These interest swaps are generally designated as cash flow hedge instruments, and reported at fair market value.  Changes in fair value of the interest rate swaps designated as cash flow hedges are recorded in other comprehensive income.  The effectiveness of outstanding interest rate swaps are measured on a quarterly basis.  There were no outstanding interest rate swaps at September 30, 2004 or June 30, 2004.

Forward foreign currency exchange contracts are periodically used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as dividends and loan repayments from subsidiaries.  The Company does not hold or issue derivative instruments for trading purposes.  There were no outstanding forward currency exchange contracts at September 30, 2004 or June 30, 2004.

Item 2

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

Overview

Standex International Corporation (the “Company”) is a leading, focused diversified manufacturer.  The Company produces a variety of products and services for selected market segments.  The Company has five reporting segments: Food Service Equipment Group, Air Distribution Products Group, Engraving Group, Engineered Products Group and Consumer Products Group.  Because these segments serve different markets, the performance of each is affected by different economic forces.  The Company’s diversification has helped to reduce the earnings cyclicality that affects many companies that focus principally on only one or two market segments.

The Company has a focused diversity strategy, the goals of which include creating a smaller number of larger more profitable operating units to compete effectively.  Our strategy includes growing the earnings of our businesses which have high market shares, acquiring companies that complement our existing businesses and pursuing operational and strategic linkages among our businesses.  The Company believes that the improvements in revenue and earnings being reported for this quarter is in part due to the actions taken to implement the Company’s strategic goals and to the progress made in reducing overall production costs through lean manufacturing initiatives.

In addition to lean manufacturing initiatives, the Company recently hired a country manager for China.  The Company believes that a number of our businesses in the Food Service Equipment Group and the Engineered Products Group can benefit from the sourcing of materials to China.  The ultimate determination of which divisions is dependent upon the type of materials and the logistics associated with the materials.  The Company already operates a facility in Mexico and intends upon expanding the operations to include the manufacturing of certain products.  This expansion would help reduce cost as well as expand geographical presence for several of our segments including the Food Service Equipment Group, the Engineered Products Group and the Air Distribution Products Group.

There are a number of key external factors that can impact the performance of the Company.  Some of the economic trends that impacted our businesses included new home construction starts, the expansion plans within the food service industry and number of new programs within the automotive industry.  In addition, exchange rates have continued to have an overall positive impact on the businesses owned.  Three of our segments, Air Distribution Products Group, Engineered Products Group and Food Service Equipment Group, use a significant amount of steel and other commodities, such as copper, in manufacturing their products.  Price increases for galvanized steel strip, stainless steel and carbon steel sheet material, copper wire and refrigeration components have required many of the Company’s businesses to implement price increases in the last two quarters of fiscal 2004 or plan to implement price increases to offset higher raw material costs.  The impact of such price increases is further explained below.

There are several items that affect the comparability of performance information of the Company between the periods discussed in this report.  These items include the following:

•

In the first quarter of fiscal 2005 we recognized an additional charge of $498,000 associated with the disposal of the global operations of James Burn International (JBI)

•

In the third quarter of fiscal 2004 we announced the consolidation of the Rochester, N.Y. Engraving business into the Richmond, Virginia facility and recorded pre-tax restructuring charges in the first quarter of fiscal 2005 of $791,000 in our Engraving Group.

•

In the second quarter of fiscal 2004 we acquired all of the outstanding common shares of Nor-Lake, Incorporated ("Nor-Lake") to compliment and expand the product offerings within our Food Service Equipment Group.

•

In the second quarter of fiscal 2004 we acquired Magnetico, Inc. ("Magnetico"), a manufacturer of magnetic components, to expand the products sold within our Engineered Products Group.

•

In the second quarter of fiscal 2004 we completed the sale of the Jarvis Caster Group business, a member of the Engineered Products Group.

•

In fiscal 2004, we closed the commercial printing business of our Consumer Products Group.

•

In fiscal 2004, we exited the roll technology engraving business located in Germany of our Engraving Group.

The Company monitors a number of key performance indicators including net sales, income from operations, capital expenditure, backlog and gross profit margin.  A discussion of these key performance indicators is included within the discussion below.

Consolidated Results from Continuing Operations

	Three Months Ended
	September 30,
	2004	2003
Net Sales	$160,741	$129,391
Gross Profit Margin	33%	33%
Other income, net	-	41
Restructuring Expense	$(799)	$(549)
Income from Operations	$12,249	$9,207
Backlog	$102,149	$98,917

Net Sales

	Three Months Ended
	September 30,
	2004	2003
Net Sales, as reported	$160,741	$129,391
Components of Change in Sales:
Effect of Acquisitions	$ 13,922
Effect of Exchange Rates	$ 1,116
Organic Sales Growth	$ 16,312

Net sales for the quarter ended September 30, 2004 increased $31.4 million over sales for the first quarter of fiscal 2004, a 24.2% increase.  $13.9 million of the increase was attributable to the favorable impacts of acquisitions and $1.1 million of was due to the favorable impact of exchange rates.  The remaining $16.3 million was due to organic sales growth from existing businesses.  The increase in organic sales was led by several of our core businesses, including businesses within the Food Service Equipment Group, Air Distribution Products Group, Engraving Group and Engineered Products Group.  Organic sales growth included a combination of both market gains and price increases.

Gross Profit Margin

The Company’s consolidated gross profit margin remained constant in the first quarter of fiscal 2005 when compared to the same quarter in the prior year at approximately 33%.  While gross profit margins improved in the Engraving Group, Engineered Products and the Consumer Products Groups, margins in the Food Service Equipment Group and Air Distribution Products Group decreased when compared to the same period in the prior year.  The Air Distribution Product Group experienced product mix issues while continuing the expansion of the business into the big box retail chain while the price increases implemented over the last two quarters of fiscal 2004 substantially offset the expected increased steel prices.

Other Items

The Company includes restructuring charges and certain other expenses as separate line items.  “Other” typically includes gains or losses on the sale of real property.  The restructuring and realignment program was completed in the first quarter of fiscal 2005.  The Company achieved substantially all of the original goals established under the program.   For the three months ended September 30, 2004, the Company incurred restructuring costs of $799,000, pre-tax, compared to $549,000 one year earlier.  During the quarter ended September 30, 2003, the Company recognized gains of $41,000 on the sale of one parcel of developed real estate.  This property represented excess capacity to the Company and the related operations contained within this location were consolidated into other current businesses.

Income from Operations

For the three months ended September 30, 2004, income from operations increased $3.0 million, a 33.0% increase from the same period last year.  This improvement was led primarily by an increase in the Food Service Equipment Products and Engineered Products Groups.  Further explanations of the increases are noted below by segment.

Income Taxes

The Company’s effective rate for the three months ended September 30, 2004 was 35.6%, consistent with the Company’s rate for the same period last year.    Subsequent to the close of the quarter, certain tax initiatives became law including the continuation of a benefit for research and development activities.  Due the timing of this legislation, the Company did not record any benefit in the first quarter of fiscal 2005.  The Company expects to record the benefit commencing in the next fiscal quarter.

Backlog

For the three months ended September 30, 2004, backlog increased $3.2 million, a 3.3% increase from the same period one year earlier.  The increase was most notable within the Food Service Equipment Group and Engineered Products segments, both of which benefited from increased activity in their respective markets while Food Service Equipment Groups’ backlog grew due to acquisitions as well.

Segment Analysis

Net Sales

The following table presents net sales by business segment (in thousands):

	Three Months Ended
	September 30,
	2004	2003
Food Service Equipment Group	$ 59,716	$ 42,496
Air Distribution Products Group	34,264	29,071
Engraving Group	17,597	16,870
Engineered Products Group	29,163	21,789
Consumer Products Group	20,001	19,165
Total	$160,741	$129,391

Food Service Equipment Group

Net sales for the segment in the first quarter of fiscal 2005 increased $17.2 million, an increase of 40.5% over the same period one year earlier.  In December 2003, the Company acquired the stock of Nor-Lake.  The effect of this acquisition on net sales was an increase of $13.3 million.  Exchange rates favorably impacted sales by $434,000, or approximately 1%.  Excluding the impact of acquisitions and foreign exchange, net sales increased $3.5 million, or 8.2%.  Strong sales performances within our Master-Bilt, USECO, Procon Products, and Federal Industries businesses led the segment with an increase of $5.5 million for the quarter.   Master-Bilt and Federal Industries performance was aided by increased activity within their core markets and product price increases.  Procon’s product lines of pumps continue to sell well in the beverage industry, especially pumps associated with espresso machines.

Air Distribution Products Group

Net sales for the Air Distribution Products Group (ADP) increased $5.2 million, or 17.9% when compared to the same period earlier.  The first quarter of fiscal 2005 included price increases of approximately 24% that were implemented in the last two quarters of fiscal 2004.  Without these price increases, sales were approximately 6% lower that in the first quarter last year.  As noted in prior filings, the price increases were implemented to offset the higher costs of raw materials experienced during the later part of the third quarter and fourth quarters.  Several factors accounted for the sales performance during the quarter.  First, advance buying ahead of price increases in the third and fourth quarters pulled sales forward.  Second, a slowdown in new housing starts, a key economic indicator for this segment, adversely impacted sales.  The impact of these factors was partially offset by increased sales to a big box national retailer.

Engraving Group

Net sales for the Engraving Group increased $727,000, a 4.3% increase year over year.  Positive exchange rate movements resulted in an increase of $408,000.  Sales increased otherwise by 1.8% period over period.  The development of automobile programs and the timing of redesigns often play a large role within the Engraving Group.  In addition, the consolidation of the Rochester, NY facility into the Richmond, Virginia facility was completed during the current quarter.  Production capabilities during the quarter varied as equipment and personnel were moved to the Richmond location.  The final month of the quarter noted the full capabilities of the facility as production increased to the planned levels, positioning the Group to take advantage of future program opportunities.

Engineered Products Group

Net sales for the Engineered Products Group in the first quarter increased $7.4 million, or 33.8%, from the same quarter of last year.  Acquisitions and favorable exchange rates increased sales by $275.000, or 1.3%.  The gains in sales can be attributed to several factors.  Custom Hoists continued to perform well, with market share gains over the last two years positioning the business to take advantage of the recovery in the construction vehicle market in the U.S.  Net sales increased 39%.  Our Spincraft units experienced double digit sales growth in both aerospace and energy markets.    During the quarter, Spincraft and one of its aerospace customers agreed to amend a long term supply agreement.  Under the new terms Spincraft will receive a series of payments over the next five quarters as Spincraft continues to ship the product, provide access to its technology and manufacturing capacity.  This amendment contributed to the overall increase in sales of the segment.  Our Electronics unit also showed improvements with double digit growth coming from the impact of acquisitions and the sensor business.  Through a combination of new customers as well as existing customers, sales of sensors increased when compared period over period.

Consumer Segment

Net sales for the Consumer segment for the current quarter increased $836,000, an increase of 4.4% year over year.  The gains were most noticeable within the Standard Publishing and Berean Christian Stores businesses.  Market share gains in family resource materials for Standard Publishing contributed to their 5% sales improvement year over year.  Berean same store sales were up 4.5%.  Overall sales for Berean increased 6%.  The release of a major Christian themed movie during the quarter as well as sale increases in products such as music helped to fuel same store sales.

Income from Operations

The following table presents income from operations by business segment (in thousands):

	Three Months Ended
	September 30,
	2004	2003
Food Service Equipment Group	$ 6,818	$4,963
Air Distribution Products Group	3,091	3,920
Engraving Group	1,891	1,597
Engineered Products Group	4,801	2,476
Consumer Products Group	765	298
Restructuring	(799)	(549)
Other income, net	-	41
Corporate	(4,318)	(3,539)
TOTAL	$12,249	$9,207

Food Service Equipment Group

Income from operations for the quarter ended September 30, 2004 increased $1.9 million, a 37.4% change.  Acquisitions accounted for 73% of the increase.  Excluding acquisitions, income from operations for the segment increased $518,000, or 10.4% due in large part to the strong sales performance discussed above and by higher unit prices.  The Food Service Equipment segment passed through price changes to offset the steel and other raw material price increases.

Air Distribution Products Group

Air Distribution Products Group was the only segment posting a year-over-year decline in operating profitability where income from operations declined by $829,000, or 21% year over year.  The decline was attributable to decreases in sales volume discussed above, changes in product mix and the inability to pass all steel price increases on to all customers.

Engraving Group

Engraving Group posted a gain of 18% in income from operations, or $294,000, reflecting strength in the Mold Tech mold texturizing units, as well as the cost savings and synergies being realized by the consolidation of its Rochester, N.Y. and Richmond, Virginia facilities.

Engineered Products Group

Income from operations increased by $2.4 million, or 94%, in the Engineered Products Group due to significant sales gains noted above, cost reductions and consolidations completed during the last fiscal year.  Our Custom Hoists business built upon the sales increases, doubling the reported operating income when compared to the same quarter last year.  Our Electronics business also saw improvements in income from operations due in part to increases in sales, cost savings as a result of the consolidations completed during the last fiscal year of manufacturing locations and the cost reduction activities which have been ongoing. In addition, during the quarter Spincraft amended a long-term supply contract with a major aerospace customer that resulted in the recognition of additional revenues of approximately $1 million in income from operations when compared to the same period year over year.

Consumer Products Group

The Consumer Products Group benefited from the sales growth discussed above and the strict cost control disciplines it has installed over the last 18 months.  As a result, increases in its religious book and publishing sales were more profitable, contributing to $467,000 increase, or 157%, in operating income when compared to the same period one year earlier.

Corporate

Operating expenses for the current quarter increased $779,000, or 22%.  This increase is attributable to increase pension expense, costs associated with the biannual management conference held during the quarter and increased audit and Sarbanes Oxley related fees being incurred when compared to the same period one year earlier.  The Company did not hold a management conference in the prior year.  To prepare for Sarbanes Oxley, the Company has incurred costs for additional manpower to supplement the current staff levels within our Internal Audit function as well as increased costs associated with the external audit of the Company’s financial statements.

Acquisitions

On December 1, 2003 we acquired all of the outstanding common shares of Nor-Lake in an all cash deal.  The results of Nor-Lake’s operations have been included in the Consolidated Statement of Operations since that date.  Nor-Lake is one of the nation’s largest suppliers of walk-in coolers and freezers to the food service and scientific industries, with annual net sales of $55 million.  We view Nor-Lake as a strategic fit with our Food Service Equipment segment for a number of reasons.  Nor-Lake is a provider in the quick serve restaurant business.  We did not have a large presence in this business, and Nor-Lake filled this void in our food service equipment product offerings.  We also believe that the combination of Nor-Lake with our other food service equipment companies will provide opportunities to capitalize on their respective strengths in systems, technologies and manufacturing expertise, and that this combination will create natural synergies in our distribution and service network.

In December 2003, substantially all of the assets of Magnetico and its affiliate, Trans American Transformer, Inc., were purchased in an all cash transaction.  The affiliated companies, with combined estimated annual sales of $3.2 million, custom design and manufacture high-reliability, flight-critical magnetic components for U.S. military and the aerospace and avionics industries.  This business unit is part of Standex Electronics in the Engineered Products Group.

Discontinued Operations

In June 2004, the Company’s Board of Directors approved a plan to divest of the James Burn International (JBI) subsidiary.  The Company proposed to sell the entirety of JBI business to one buyer in an all-cash transaction.  In connection with this authorization and based upon offers received by the Company, an impairment charge for the assets to be sold was recorded in the fourth quarter of fiscal 2004 of approximately $11.9 million, pre-tax, including estimated costs to sell.

JBI recorded annual sales of $26.2 million in fiscal 2004.  JBI specializes in wire binding supplies and equipment and has operations located primarily in the United States, United Kingdom, France, Mexico and Singapore.  The JBI business has been underperforming for five years.  In arriving at the decision to sell JBI, the Company evaluated alternatives including a large restructuring charge to improve the performance of the businesses.  The Company determined that the business did not offer the long term opportunities that it seeks with its portfolio of companies, that is, to achieve high returns in niche markets.  The Company completed the sale effective September 1, 2004 and recorded an additional $243,000 pre-tax loss in the current quarter beyond the previous estimate of $11.9 million recorded in the fourth quarter of fiscal year 2004.

As part of the realignment plan announced in October 2002, the Company sold its Jarvis Caster Group (previously included in the Engineered Products Group) in November 2003.  The caster market in the United States has been impacted by the influx of product from Asia Pacific and from excess global capacity.  These market conditions and the Company’s assessment of the Jarvis Caster Group’s sales and earnings growth potential, led the Company to divest itself of the Jarvis Caster Group. The Jarvis Group recorded sales of $56.3 million in the fiscal year ended June 30, 2003.  The results of operations of the Group have been reclassified to discontinued operations.

During the second quarter of Fiscal 2004, the Company finalized the closure of its printing operation (included in the Consumer Products Group) and ceased its commercial printing business.  In recent years, the printing industry has been undergoing a massive consolidation along with weak demand, overcapacity and rising costs.  This business unit had net sales of $6.8 million in fiscal 2003.  The Company completed the closure of this operation at the end of March 2004.  The Company recorded a pre-tax charge of $1.3 million in the second quarter of fiscal 2004 as a result of the closure.

In October 2003, the Company exited the German business for roll technology engraving products which had net sales of $1.9 million in fiscal 2003.  The operation, which was part of the Engraving Group, had not been profitable for the past several years largely because the business lacked the scale to compete effectively with its two largest competitors in the European market, both of which are headquartered in Germany.  As a result of the decision to close the business, a pretax charge of $1.1 million was included in discontinued operations in the Condensed Consolidated Statements of Income in the first quarter of fiscal 2004.

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash Flows

First Three Months of 2005

For the three months ended September 30, 2004, operating activities used $18.5 million in cash flow, as compared to $3.1 million being generated for the same period one year earlier.  The change in operating cash flows is primarily attributable to the increased inventory requirements of $9.4 million to support the increased sales volume and increased accounts receivable balances of $12.1 million.  Net working capital (defined as accounts receivable plus inventories less accounts payable) increased $24.5 million for the current three month period.  The Company used borrowings from its revolving credit facility to fund the cash used in operations as well as the capital expenditures of $2.5 million and pay dividends of $2.6 million.

Liquidity and Capital Resources

Our primary cash requirements include working capital, interest and mandatory debt payments, capital expenditures, operating lease payments, pension contributions and dividends.  We expect to spend between $12 million and $13 million on capital expenditures in fiscal 2005.  The Company expects that depreciation will be approximately $12 million for fiscal year 2005.   The primary sources of cash for each of the Company’s requirements are cash flows from continuing operations and borrowings under our revolving credit facility.

In addition, we regularly evaluate acquisition opportunities.  We anticipate that any cash needed for future acquisition opportunities would be obtained through a combination of cash flows from continuing operations and to the extent not sufficient, from borrowings under the revolving credit facility.  We have available borrowing capacity under various agreements of up to $64.5 million as of September 30, 2004.

The Company sponsors a number of both defined benefit plans and defined contribution plans.  We have evaluated the current and long-term cash requirements of these plans.  As noted above, the operating cash flows from continuing operations is expected to be sufficient to cover required contributions under ERISA and other governing regulations.

Borrowings under the revolving credit facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio, as defined in the revolving credit facility.  The effective rate interest rates for borrowings outstanding were 2.88% and 2.31%, respectively, at September 30, 2004 and June 30, 2004.  The annual facility fee in effect on our Revolving Credit Facility at September 30, 2004 was 0.25%.

The following table sets forth the Company’s capitalization at September 30, 2004 and June 30, 2004:

September 30,		June 30,
	2004	2004
Short-term debt	$ 2,931	$ 746
Long-term debt	122,973	108,786
Total Debt	125,904	109,532
Less cash	11,585	17,504
Total net debt	114,319	92,028
Stockholders’ equity	170,556	163,534
Total capitalization	$284,875	$255,562

The Company’s net debt increased by $22.3 million to $114.3 million at September 30, 2004.  The Company’s net debt to capital percentage was 40.0% at September 30, 2004 compared to 36.0% at June 30, 2004.

The Company has had an insurance program for certain retired executives.  Current executives are not eligible for this program which has been terminated.  The underlying policies have a cash surrender value of $21.3 million and are reported net of loans of $13.3 million for which the Company has the legal right of offset.  These policies have been purchased to fund supplemental retirement income benefits for certain retired executives.  The aggregate value of future obligations was approximately $4.7 million and $4.8 million at September 30, 2004 and June 30, 2004, respectively.

Our revolving credit facility contains customary affirmative and negative covenants.  In general, the covenants contained in the revolving credit facility are more restrictive than those of the Senior Notes due at various times.  Among other restrictions, these covenants require us to meet specified financial tests, which included minimum levels of earnings from operations before interest, taxes, depreciation, and amortization (EBITDA), and various debts to EBITDA ratios.  These covenants also limit our ability to incur additional debt, make acquisitions, merge with other entities, create or become subject to liens and sell major assets.  At June 30, 2004, we were in compliance with these financial covenants.  We were in compliance with all covenants as of September 30 2004, and based upon our current plans and outlook, we believe we will comply with these covenants during the upcoming 12-month period.

The Company is contractually obligated under various operating leases for real property.  No significant leases were consummated in the first three months of fiscal 2004.

Other Matters

Inflation – Certain of the Company’s expenses, such as wages and benefits, occupancy costs and equipment repair and replacement, are subject to normal inflationary pressures.

Foreign Currency Translation – The Company’s primary functional currencies used by its non-U.S. subsidiaries are the Euro and the British Pound Sterling (Pound).  During the last twelve-month period, both these currencies have experienced increases relative to the U.S. dollar, particularly the Euro and Canadian dollar.

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

Reliability of Inventories – Inventories are valued at the lower of cost or market and are reduced by a reserve for excess and potentially obsolete inventories.  The Company regularly reviews inventory values on hand using specific aging categories, and records a provision for obsolete and excess inventory based on historical usage and estimated future usage.  As actual future demand or market conditions may vary from those projected by management, adjustments to inventory valuations may be required.

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

Exchange Risk

The Company is exposed to both transactional risk and translation risk associated with exchange rates.  Regarding transactional risk, the Company mitigates certain of its foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time.  These contracts are used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  Due to the absence of forward foreign currency contracts at September 30 2004, the Company did not have any fair value exposure for financial instruments.

Our primary translation risk was with the Euro and the British Pound Sterling.  We do not hedge our translation risk.  As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate

The Company's interest rate exposure is limited primarily to interest rate changes on its variable rate borrowings. From time to time, the Company will use interest rate swap agreements to modify our exposure to interest rate movements.  At September 30, 2004, the Company has no outstanding interest rate swap agreements.

The Company also has $57.1 million of long-term debt at fixed interest rates as of September 30, 2004.  There would be no immediate impact on the Company's interest expense associated with its long-term debt due to fluctuations in market interest rates.  There has been no significant change in the exposure to changes in interest rates from June 30, 2004 to September 30, 2004.

Concentration of Credit Risk

The Company has a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of September 30 2004, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.  In certain segments, some customers represent greater than 5% of the segments’ revenues.  In our Engineered Products segment, one customer accounted for 14% of segment annual revenues in fiscal 2004.  We have a long term supply agreement with this aerospace customer. Although we believe our relationship with this customer is good and will be ongoing, there can be no assurances that this will continue for the entire term of the supply agreement.  In our Food Service Equipment segment, many of our national accounts regularly review their selection of vendors.  Although our companies have historically prevailed and even gained market share under these circumstances, the outcome of future reviews can not be predicted.

Commodity Prices

The Company is exposed to fluctuating market prices for commodities, primarily steel.  Each of our segments is subject to the effects of changing raw material costs caused by the underlying commodity price movements.  In general, we do not enter into purchase contracts that extend beyond one operating cycle.

In recent quarters, the ADP, Engineered Products and Food Service Equipment segments experienced price increases for steel products and other metal commodities.  Among those items impacted were the prices of galvanized steel strip, stainless steel and carbon steel sheet material, copper wire and refrigeration components.  These are key elements in the products manufactured in these segments.  Our affected divisions implemented price increases intended on fully offsetting the increases in steel.  While these higher prices are expected to be accepted by our customers there can be no certainty that the price increases implemented will in fact be accepted by our customers.  The ultimate acceptance of these price increases will be impacted by our affected divisions’ competitors and the timing of their price increases.

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

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls during the quarterly period ended September 30, 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e)

The following table provides information about purchases by the Company during the quarter ended September 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]

				(d) Maximum number
			(c) Total number of	(or appropriate dollar
			shares (or units)	value) of shares (or
	(a) Total number of	(b) Average price	purchased as part of	units) that may yet be
	shares (or units)	paid per share	publicly announced	purchased under the
Period	purchased	(or unit)	plans or programs	plans or programs

July 1, 2004 - July 31, 2004	702	$25.81	702	1,137,335

August 1, 2004 - August 31, 2004	1,012	23.76	1,012	1,136,323

September 1, 2004 - September 30, 2004	6,760	23.92	6,760	1,129,563

TOTAL	8,474	$24.06	8,474	1,129,563

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

10.1

Form of Stock Award agreement, pursuant to which Stock Awards in the form of restricted stock are made to the Named Executive Officers of the Company under the Standex International Corporation 1998 Long-Term Incentive Plan.

10.2

Form of Stock Award agreement, pursuant to which Stock Awards in the form of restricted stock are made to the outside directors of the Company under the Standex International Corporation 1998 Long-Term Incentive Plan.

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

(b)

The Company filed five reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 2004.  In chronological order the filings covered the following matters:

1.

A Form 8-K was filed on August 19, 2004 announcing the Company’s earnings for the quarter and year ended June 30, 2004.

2.

A Form 8-K was filed on September 3, 2004 announcing the retirement of the Corporate Controller and the appointment of a new Chief Accounting Officer.

3.

A Form 8-K was filed on September 15, 2004 announcing the sale of the global business operations of James Burn International.

4.

A Form 8-K was filed on September 20, 2004 announcing a special bonus award to the President/CEO of the Company.

5.

A Form 8-K was filed on September 29, 2004 announcing the annual performance awards and stock awards granted to executive officers of the Company under the Long Term Incentive Plan of the Company.

ALL OTHER ITEMS ARE INAPPLICABLE

STANDEX INTERNATIONAL CORPORATION

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDEX INTERNATIONAL CORPORATION

Date:

November 4, 2004

/s/ CHRISTIAN STORCH

Christian Storch

Vice President/CFO

Date:

November 4, 2004

/s/ TIMOTHY S. O'NEIL

Timothy S. O'Neil

Chief Accounting Officer