Form 10-Q
period 2004-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 2005-02-04
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2004

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

The number of shares of Registrant's Common Stock outstanding on January 25, 2005 was 12,354,752.

STANDEX INTERNATIONAL CORPORATION

I N D E X

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Condensed Statements of Consolidated Income for the Three and Six Months

Ended December 31, 2004 and 2003 (Unaudited)

2

Condensed Consolidated Balance Sheets, December 31, 2004 and

June 30, 2004 (Unaudited)

3

Condensed Statements of Consolidated Cash Flows for the Six Months

Ended December 31, 2004 and 2003 (Unaudited)

4

Notes to Condensed Consolidated Financial Statements (Unaudited)

5-11

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

12-21

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

22-23

Item 4.

Controls and Procedures

24

PART II.

OTHER INFORMATION:

Item 2.

Changes in Securities, Use of Proceeds and Issuer Purchases of

Equity Securities

25

Item 4.

Submission of Matters to a Vote of Security Holders

25

Item 6.

Exhibits and Reports on Form 8-K

26

PART I. FINANCIAL INFORMATION
Item 1

STANDEX INTERNATIONAL CORPORATION
Condensed Statements of Consolidated Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net sales	$ 167,866	$141,223	$ 328,607	$ 270,614
Cost of sales	(113,008)	(93,150)	(221,649)	(179,283)
Gross profit	54,858	48,073	106,958	91,331
Selling, general and administrative expenses	(43,178)	(38,472)	(82,230)	(72,015)
Other operating income	-	-	-	41
Restructuring	-	(197)	(799)	(746)
Total operating expenses	(43,178)	(38,669)	(83,029)	(72,720)
Income from operations	11,680	9,404	23,929	18,611

Interest expense	(1,551)	(1,424)	(3,069)	(2,941)
Other non-operating (expense)/income, net	(140)	(28)	226	43

Income from continuing operations before income taxes	9,989	7,952	21,086	15,713
Provision for income taxes	(3,327)	(2,817)	(7,275)	(5,580)
Income from continuing operations	6,662	5,135	13,811	10,133

Loss from discontinued operations, net of taxes	(106)	(1,569)	(1,040)	(2,195)
Net income	$ 6,556	$ 3,566	$ 12,771	$ 7,938

Basic earnings per share:
Continuing operations	$ .53	$ .42	$1.11	$ .83
Discontinued operations	$(.00)	$(.13)	$ (.08)	$(.18)
Total	$ .53	$ .29	$1.03	$ .65
Diluted earnings per share:
Continuing operations	$ .53	$ .42	$1.11	$ .82
Discontinued operations	$(.00)	$(.13)	$ (.08)	$(.18)
Total	$ .53	$ .29	$1.03	$ .64
Cash dividends per share	$ .21	$ .21	$ .42	$ .42

See notes to condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)
	December 31,	June 30,
	2004	2004
ASSETS
Current assets
Cash and cash equivalents	$ 26,957	$ 17,504
Receivables, net of allowances of $5,505 at December 31
and $6,717 at June 30	88,085	89,435
Inventories	94,134	85,787
Prepaid expenses	5,669	3,792
Total current assets	214,845	196,518
Property, plant and equipment	228,086	225,060
Less accumulated depreciation	(123,712)	(120,932)
Property, plant and equipment, net	104,374	104,128
Other assets
Prepaid pension cost	25,668	25,858
Goodwill	65,450	63,415
Long-term deferred tax asset	20,610	20,610
Other	30,539	32,164
Total other assets	142,267	142,047
Total	$461,486	$442,693

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	2,470	746
Accounts payable	57,846	54,252
Income taxes	862	6,060
Accrued expenses	46,633	50,349
Total current liabilities	107,811	111,407
Long-term debt (less current portion included above)	114,643	108,786
Deferred pension and other liabilities	63,543	58,966
Stockholders' equity
Common stock	41,976	41,976
Additional paid-in capital	17,751	17,071
Retained earnings	396,565	388,919
Unamortized value of restricted stock	(80)	(87)
Accumulated other comprehensive loss	(24,687)	(28,400)
Treasury shares	(256,036)	(255,945)
Total stockholders' equity	175,489	163,534
Total	$461,486	$442,693

See notes to condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Condensed Statements of Consolidated Cash Flows
(In thousands)
(Unaudited)
	Six Months Ended
	December 31,
	2004	2003
Cash flows from operating activities
Net income	$12,771	$ 7,938
Loss from discontinued operations	(1,040)	(2,195)
Income from continuing operations	13,811	10,133
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on real estate	-	(41)
Depreciation and amortization	5,899	5,574
Net changes in operating assets and liabilities	(7,002)	6,989
Net cash provided by operating activities from continuing operations	12,708	22,655
Net cash used for operating activities
from discontinued operations	(5,435)	(4,799)
Net cash provided by operating activities	7,273	17,856

Cash flows from investing activities
Expenditures for property and equipment	(5,251)	(3,757)
Expenditures for acquisitions	-	(34,783)
Proceeds from sale of real estate	-	464
Other	100	(354)
Net cash used for investing activities
from continuing operations	(5,151)	(38,430)
Net cash provided by investing activities
from discontinued operations	2,902	23,938
Net cash used for investing activities	(2,249)	(14,492)

Cash flows from financing activities
Proceeds from additional borrowings	14,724	33,734
Repayments of debt	(7,143)	(27,489)
Cash dividends paid	(5,126)	(5,140)
Net stock issued/(repurchased) under employee stock option and purchase plans	682	(1,266)
Other, net	(93)	(101)
Net cash provided by/(used for) financing activities from continuing operations	3,044	(262)
Net cash used for financing activities from discontinued operations	-	-
Net cash provided by/(used for) financing activities	3,044	(262)

Effect of exchange rate changes on cash	1,385	343
Net change in cash and cash equivalents	9,453	3,445
Cash and cash equivalents at beginning of year	17,504	11,509
Cash and cash equivalents at end of period	$26,957	$14,954

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$3,198	$3,152
Income taxes	$8,790	$4,841

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations, cash flows and comprehensive income for the three and six months ended December 31, 2004 and 2003 and the financial position at December 31, 2004.  The interim results are not necessarily indicative of results for a full year.  The condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosure contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2004.  The condensed consolidated balance sheet at June 30, 2004 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2004.  In addition, certain prior year amounts have been reclassified to conform to the current year’s presentation.

2.

Significant Accounting Policies

The significant accounting policies have not changed since the 2004 Form 10-K was filed.

Stock Based Compensation Policy:  Stock options have been issued to officers and other management employees under the Company’s various incentive compensation programs.  The stock options generally vest over a five-year period and have a maturity of seven to ten years from the issuance date.  The Company accounts for stock based compensation using the intrinsic value method as prescribed by APB No. 25.  Under the intrinsic value method, the compensation cost of stock options and awards are measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the option or award price and is charged to operations over the vesting period.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 to its stock plans and employee stock purchase plan (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income, as reported	$6,556	$3,566	$12,771	$7,938
Add: Total stock-based compensation,
included in reported income, net of income taxes	348	98	378	195
Less: Total stock-based compensation,
net of income taxes, fair value method	(425)	(229)	(565)	(458)
Pro forma net income	$6,479	$3,435	$12,584	$7,675

Pro forma earnings per share:
Basic – as reported	$.53	$.29	$1.04	$.65
Basic – pro forma	$.53	$.28	$1.03	$.63

Diluted – as reported	$.53	$.29	$1.03	$.64
Diluted – pro forma	$.53	$.28	$1.02	$.62

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model.

New Pronouncements:  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”).  This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions).  SFAS No. 123R is effective for the Company’s first quarter of fiscal 2006. Standex expects to adopt SFAS No. 123R using the Statement's modified prospective application method.

Adoption of SFAS No. 123R will reduce reported income and earnings per share because Standex currently uses the intrinsic value method as permitted by Opinion No. 25. Accordingly, no compensation expense is currently recognized for share purchase rights granted under the Company's employee stock option and employee share purchase plans.  In addition, SFAS No. 123R will require that the excess tax benefits related to stock compensation be reported as a financing cash inflow rather than as a reduction of taxes paid in cash from operations.  The Company is still evaluating the impact that the adoption will have.

On November 29, 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not believe adoption of Statement 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

On December 16, 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe adoption of Statement 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1).  FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction.  The adoption of FSP 109-1 will have no impact on the Company’s results of operations or financial position for fiscal year 2005 because the manufacturer's deduction is not available to the Company until fiscal year 2006.  The company is evaluating the effect that the manufacturer's deduction will have in subsequent years.

The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2).  The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision.  FSP 109-2 grants an enterprise additional time beyond the calendar year ended December 31, 2004, in which the AJCA was enacted, to evaluate the effects of the AJCA on its plan for reinvestment or repatriation of unremitted earnings.  The Company is still evaluating the effects of the repatriation provision but does not expect the provision to have a material impact on our plan for reinvestment of unremitted earnings.

3.

Discontinued Operations

In September 2004, the Company completed the sale of substantially all the assets of James Burn International global operations (JBI) in an all cash transaction with a closely held Virginia corporation owned by two financial buyers.  This transaction represented the last major step in the Company-wide restructuring and realignment program that the Company began in October 2002.

JBI recorded annual sales of $26.2 million in fiscal 2004.  JBI specialized in wire binding supplies and equipment with operations located in the United States, United Kingdom, France, Mexico and Singapore.  The JBI business had been underperforming for five years.  In arriving at the decision to sell, the Company evaluated alternatives and determined that the business did not offer the long term opportunities that it seeks with its portfolio of companies.  As previously reported, the divestiture was estimated to result in an after-tax, non-cash impairment charge of approximately $7.5 million, or $0.61 per share, which was reflected in discontinued operations in the fourth quarter of fiscal year 2004.  As a result of the final agreement reached, the Company recorded an additional $498,000 loss, or $0.04 per share, after tax, associated with the lower than expected sales price, changes in the underlying assets sold and a reduction in the expected tax benefit from the loss.  This amount has been included in discontinued operations in the first quarter of 2005.

In fiscal 2004, the Company exited the Jarvis Caster Group (previously included in the Engineered Products Segment), the German business for roll technology engraving products (previously included in the Engraving Group) and its commercial printing operations (previously included in the Consumer segment).

The following summarizes the activities associated with discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net sales	$ -	$15,758	$4,454	$37,872
Operating loss	(653)	(2,450)	(1,588)	(3,297)
Loss from discontinued operations,
net of taxes	(106)	(1,569)	(1,040)	(2,195)

The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets are as follows in thousands:

	December 31,	June 30,
	2004	2004
Assets:
Current assets	$2,806	$2,871
Non-current assets	2,398	2,792

Total assets of discontinued operations	$5,204	$5,663

Liabilities:
Current liabilities	$1,676	$ 9,682
Long-term liabilities	7,023	5,877

Total liabilities of discontinued operations	$8,699	$15,559

4.

Goodwill

Changes to goodwill during the current fiscal year were as follows (in thousands):

Balance at June 30, 2004	$63,415
Translation	2,035
Balance at December 31, 2004	$65,450

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

5.

Inventories

Inventories are valued at the lower of cost or market.  Cost is determined using the first in, first out method.  Inventories at December 31, 2004 and June 30, 2004 are comprised of the following (in thousands):

December 31,		June 30,
	2004	2004
Raw materials	$35,116	$27,568
Work in process	24,010	23,002
Finished goods	35,008	35,217
Total	$94,134	$85,787

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying Condensed Statements of Consolidated Income and were as follows for the three- and six-month periods ended December 31, 2004 and 2003:

	2004	2003
Quarter	$ 7,708	$ 6,516
Year-to-date	$14,081	$11,899

6.

Debt

Debt is comprised of the following (in thousands):

	December 31,	June 30,
	2004	2004
Bank credit agreements	$ 54,200	$ 41,200
Institutional investors – note purchase agreements
5.94% to 7.13% (due 2005-2012)	57,143	64,286
Other 3.0% to 4.85% (due 2005-2018)	5,770	4,046
Total	117,113	109,532
Less current portion	2,470	746
Total long-term debt	$114,643	$108,786

The Company’s loan agreements contain certain provisions relating to the maintenance of certain financial ratios and restrictions on additional borrowings and investments.  The most restrictive of these provisions requires that the Company maintain a minimum ratio of earnings to fixed charges, as defined, on a trailing four quarters basis.

The Company has a three year, $130 million revolving credit facility which expires in February 2006.  At December 31, 2004, the Company had available $73.3 million under this facility.  The agreement contains certain covenants including limitations on indebtedness and liens.  Borrowings under the agreement bear interest at a rate equal to the sum of a base rate or a Eurodollar rate, plus an applicable percentage based on the Company’s consolidated leverage ratio, as defined by the agreement.  The effective interest rate at December 31, 2004 was 3.4%.  Borrowings under the agreement are not collateralized.

Debt is due as follows by fiscal year (in thousands):  2005, $2,470; 2006, $61,343; 2007, $3,571; 2008, $3,571; 2009, $28,571 and thereafter, $17,587.

At December 31, 2004, the Company was in compliance with all debt covenants.

7.

Retirement Benefits

In the fiscal year ended June 30, 2004, the Company recorded a net pension expense of $6.1 million.  The Company expects to report a net pension expense of approximately $7.3 million in the current fiscal year.  Pension and other post-retirement expense for the six-month period ending December 31, 2004 and 2003 were as follows (in thousands):

U.S. Plans:

	Pension Benefits				Other Post Retirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	December 31,				December 31,
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$1,149	$ 1,389	$ 2,298	$ 2,778	$ 5	$ 44	$ 11	$ 88
Interest cost	2,891	2,865	5,782	5,730	40	164	81	328
Expected return on plan assets	(3,751)	(3,825)	(7,502)	(7,650)	-	-	-	-
Amortization of prior service costs	55	57	111	114	-	-	-	-
Recognized actuarial loss	909	612	1,818	1,224	(7)	2	(14)	4
Amortization of transition
(asset)/obligation	(1)	(5)	(3)	(10)	56	111	113	222
Net periodic benefit cost	$1,252	$ 1,093	$ 2,504	$ 2,186	$ 94	$ 321	$ 191	$ 642

Foreign Plans:

	Pension Benefits
	Three Months Ended		Six Months Ended
	December 31,
	2004	2003	2004	2003
Service cost	$ 103	$ 214	$ 368	$ 428
Interest cost	324	296	708	592
Expected return on plan assets	(306)	(209)	(607)	(418)
Amortization of prior service costs	7	5	15	10
Recognized actuarial loss	208	122	412	244
Amortization of transition asset	-	(23)	(1)	(46)
Net periodic benefit cost	$ 336	$ 405	$ 895	$ 810

Contributions to pension plans in the first six months of fiscal 2005 were approximately $2.5 million.  Contributions based on current actuarial evaluations are expected to total $5.4 million for all of fiscal 2005.  Cash contributions in subsequent years will depend upon a number of factors including the investment performance of the plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

8.

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Basic – Average shares outstanding	12,272	12,213	12,244	12,203
Effect of Dilutive Securities – Stock Options	153	161	137	145
Diluted – Average Shares Outstanding	12,425	12,374	12,381	12,348

Both basic and diluted incomes are the same for computing earnings per share.  Certain options were not included in the computation of diluted earnings per share because to do so would have had an anti-dilutive effect.

Cash dividends per share have been computed based on the shares outstanding at the time the dividends were paid.  The shares (in thousands) used in this calculation for the three and six months ended December 31, 2004 and 2003 are as follows:

	2004	2003
Quarter	12,211	12,281
Year-to-date	12,203	12,238

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

	Six Months Ended December 31,
	Involuntary
	Employee
	Severance
	and Benefit	Shutdown
	Costs	Costs	Total
Expense – Fiscal 2005
Cash expended	$542	$ 94	$636
Accrual/non-cash	63	100	163
Total expense	$605	$194	$799

Expense – Fiscal 2004
Cash expended	$210	$350	$560
Accrual/non-cash	186	-	186
Total expense	$396	$350	$746

	Involuntary
	Employee
	Severance
	and Benefit	Shutdown
	Costs	Costs	Total
Accrued Balances
Balance at 6/30/04	$ 2,223	$ -	$ 2,223
Payments	(2,134)	-	(2,134)
Additional accrual	54	100	154
Balance at 12/31/04	$ 143	$100	$ 243

The restructuring costs related to the following segments:

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2003	2004	2003
Food Service Equipment Group	$ 43	$ 148	$293
Air Distribution Products Group	95	-	243
Engraving Group	23	791	104
Engineered Products Group	36	(140)	106
Total expense	$197	$ 799	$746

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

11.

Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Accumulated other comprehensive loss – Beginning	$(25,858)	$(33,599)	$(28,400)	$(31,818)
Foreign currency translation adjustment	1,171	4,133	3,713	2,352
Accumulated other comprehensive loss – Ending	$(24,687)	$(29,466)	$(24,687)	$(29,466)

The components of accumulated other comprehensive losses are as follows (in thousands):

	December 31,	June 30,
	2004	2004
Foreign currency translation adjustment	$ 8,472	$ 4,759
Additional minimum liability (net of $20.6 million tax)	(33,159)	(33,159)
Accumulated other comprehensive loss	$(24,687)	$(28,400)

12.

Income Taxes

The provision for income taxes for continuing operations differs from that computed using Federal income tax rates for the following reasons:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Statutory tax rate	35.0%	35.0%	35.0%	35.0%
Non-U.S.	(1.4)	(0.5)	(1.0)	(0.4)
State taxes	3.3	3.4	3.3	3.7
Other	(3.6)	(2.5)	(2.8)	(2.8)
Effective income tax rate	33.3%	35.4%	34.5%	35.5%

13.

Industry Segment Information

The Company is composed of five business segments.  Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Operating income by segment below excludes interest expense and income (in thousands).

	Three Months Ended December 31,				Six Months Ended December 31,
			Income from				Income from
	Net Sales		Operations		Net Sales		Operations
	2004	2003	2004	2003	2004	2003	2004	2003
SEGMENT
Food Service Equipment Group	$ 57,911	$ 43,142	$ 4,119	$ 3,730	$117,627	$85,638	$10,937	$ 8,693
Air Distribution Products Group	33,406	28,214	2,679	2,512	67,670	57,285	5,770	6,432
Engraving Group	19,530	18,095	3,067	1,751	37,127	34,965	4,958	3,348
Engineered Products Group	30,137	25,636	4,426	3,818	59,300	47,425	9,227	6,294
Consumer Products Group	26,882	26,136	1,684	1,634	46,883	45,301	2,449	1,932
Restructuring	-	-	-	(197)	-	-	(799)	(746)
Other income, net	-	-	-	-	-	-	-	41
Corporate	-	-	(4,295)	(3,844)	-	-	(8,613)	(7,383)
Total	$167,866	$141,223	$11,680	$ 9,404	$328,607	$270,614	$23,929	$18,611

14.

Derivative Instruments and Hedging Activities

Standex manages its debt portfolio by periodically using interest rate swaps to achieve an overall desired position of fixed and floating rate debt to reduce certain exposures to interest rate fluctuations.  These interest swaps are generally designated as cash flow hedge instruments, and reported at fair market value.  Changes in fair value of the interest rate swaps designated as cash flow hedges are recorded in other comprehensive income.  The effectiveness of outstanding interest rate swaps are measured on a quarterly basis.  There were no outstanding interest rate swaps at December 31, 2004 or June 30, 2004.

Forward foreign currency exchange contracts are periodically used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as dividends and loan repayments from subsidiaries.  The Company does not hold or issue derivative instruments for trading purposes.  There were no outstanding forward currency exchange contracts at December 31, 2004 or June 30, 2004.

Item 2

STANDEX INTERNATIONAL CORPORATION

Management's Discussion and Analysis of

Financial Condition and Results of Operations

Statements contained in the following “Management's Discussion and Analysis” that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” ”could,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “assume,” “continue,” or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company's business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired.  These factors include uncertainties in competitive pricing pressures or marketing of new products, failure to achieve the Company’s acquisition and disposition goals in the anticipated timeframe, unforeseen volatility in financial markets, general domestic and international business and economic conditions, significant changes in domestic and international fiscal policies or tax legislation and market demand.

Overview

Standex International Corporation (the “Company”) is a leading producer of a variety of products and services for diverse market segments.  The Company has five reporting segments:  Food Service Equipment Group, Air Distribution Products Group, Engraving Group, Engineered Products Group, and Consumer Products Group.  Because these segments serve different markets, the performance of each is affected by different external and economic factors.

The Company believes that its diversification has helped to reduce the earnings cyclicality that affects many companies that focus principally on only one or two market segments.  Therefore, it intends to continue to operate in selected market segments that may not directly relate to one another.  However, through its focused diversity strategy, the Company is aggressively seeking to build those businesses which offer the best opportunities for future growth and profitability, through both organic growth and acquisitions.  The restructuring initiative which was announced in 2002 and completed in 2005 was a key part in the implementation of the Company’s strategy.  The Company believes that the improvements in revenue and earnings being reported for this quarter are in part due to the actions taken to implement the Company’s strategic goals and to the success achieved in completing the restructuring plan.

In addition to the foregoing, the Company is seeking to reduce its operating costs through the implementation of lean enterprise throughout its production facilities, and has launched efforts to source products and materials from lower cost countries such as Mexico and China.  The Company has recently hired a country manager to supervise and expand its China initiatives and believes that many of its businesses, especially those in the Food Service Equipment and Engineered Products Groups, can benefit from increased sourcing from China.  The Company is evaluating expanding its manufacturing operations in Mexico to take advantage of the lower operating costs there.  Increased Mexican production is expected to be of particular benefit to the Food Service Equipment, Engineered Products and Air Distribution Products Groups.  The Company has also placed a priority on identifying and implementing operational and strategic synergies amongst its businesses.

There are a number of key external factors that can impact the performance of the Company.  Some of those that have affected the Company’s businesses in recent quarters have been new home construction starts, expansion plans within the food service industry, which includes restaurants, food retailers and institutional food service providers, and the number and size of new programs within the automotive industry.  The price of steel and other commodities, including copper and petroleum-based foam insulation, have also had an effect on three of the Company’s segments, Air Distribution Products, Engineered Products and Food Service Equipment.  Price increases for galvanized steel, stainless steel, carbon steel sheet material, copper wire, foam insulation and refrigeration components have required those segments to implement price increases during the past year to offset the increased cost of those materials.  The impact of such price increases on the affected segments is described in greater detail below.  In addition, exchange rates continued to have an overall positive impact on the Company.

There are several items that affect the comparability of performance information of the Company between the periods discussed in this report.  These items include the following:

•

In the first quarter of fiscal 2005 we recognized an additional charge of $498,000 associated with the disposal of the global operations of James Burn International (JBI).

•

In the third quarter of fiscal 2004 we announced the consolidation of the Rochester, N.Y. Engraving business into the Richmond, Virginia facility and recorded pre-tax restructuring charges in the first quarter of fiscal 2005 of $791,000 in our Engraving Group.

•

In the second quarter of fiscal 2004 we acquired all of the outstanding common shares of Nor-Lake, Incorporated ("Nor-Lake") to complement and expand the product offerings within our Food Service Equipment Group.

•

In the second quarter of fiscal 2004 we acquired substantially all the assets of Magnetico, Inc. ("Magnetico"), a manufacturer of magnetic components, to expand the products sold within our Engineered Products Group.

•

In the second quarter of fiscal 2004 we completed the sale of the Jarvis Caster Group business, part of the Engineered Products Group.

•

In fiscal 2004, we closed the commercial printing business of our Consumer Products Group.

•

In fiscal 2004, we exited the roll technology engraving business (located in Germany), part of the Engraving Group.

The Company monitors a number of key performance indicators including net sales, income from operations, capital expenditure, backlog and gross profit margin.  A discussion of these key performance indicators is included within the discussion below.

Consolidated Results from Continuing Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net Sales	$167,866	$141,223	$328,607	$270,614
Gross Profit Margin	32.7%	34.0%	32.5%	33.7%
Other income, net	$ (140)	$ (28)	$ 226	$ 43
Restructuring Expense	-	$ (197)	$ (799)	$ (746)
Income from Operations	$ 11,680	$ 9,404	$ 23,929	$ 18,611

Backlog as of December 31,	$101,317	$ 92,008

Net Sales

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net Sales, as reported	$167,866	$141,223	$328,607	$270,614
Components of Change in Sales:
Effect of Acquisitions	$ 8,900		$ 22,800
Effect of Exchange Rates	$ 1,776		$ 2,892
Organic Sales Growth	$ 15,967		$ 32,301

Net sales for the quarter ended December 31, 2004 increased $26.6 million over sales for the second quarter of fiscal 2004, an 18.9% increase.  $8.9 million of the increase was attributable to the favorable impacts of acquisitions and $1.8 million was due to the favorable impact of exchange rates.  The remaining $15.9 million was due to organic sales growth from existing businesses.  Organic sales are defined as sales from businesses which were included in the Company’s results for both the current reporting period, and the same period of the previous year, and include the effect of price changes.  The increase in organic sales was led by several of our core businesses, including businesses within the Food Service Equipment, Air Distribution Products, Engraving and Engineered Products Groups.  Price increases accounted for approximately 47.5% of the organic sales growth while the remainder was due to volume improvements.

Net sales for the six months ended December 31, 2004 increased $58.0 million over the same period of fiscal 2004, a 21.4% increase.  $22.8 million of the increase was attributable to the favorable impacts of acquisitions and $2.9 million was due to the favorable impact of exchange rates.  Organic sales growth from existing businesses resulted in the remaining $32.3 million in increased sales.  The divisions described above as being responsible for the sales increase in the second quarter were also responsible for the increase over the six-month period.

Gross Profit Margin

The Company’s consolidated gross profit margin decreased to 32.7% for the quarter ended December 31, 2004 when compared to the same quarter in the prior year’s level of 34.0%.  While gross profit margins improved in the Engraving Group, margins in the Food Service Equipment Group, Air Distribution Products Group and Consumer Products Group decreased when compared to the same period in the prior year.  To the extent that price increases were able to offset the material cost increases, the net effect of one-to-one relationship would have diluted our gross margins more than 150 basis points.  Product mix and continued material price increases in key components within the Food Service Equipment Group outpaced the previously implemented price increases resulting in some margin deterioration.  As a result, price increases are being implemented in the third quarter of fiscal 2005 for many of our Food Service Equipment Group product lines.  Margins in the Consumer Group decreased during the quarter when compared to the same period in fiscal 2004 due primarily to higher wage costs and competitive pricing strategies implemented to compete more effectively with larger book retailers.

Consolidated gross profit margins for the six months ended December 31, 2004 of 32.5% decreased when compared to the 33.7% gross margin attained during the same period in fiscal 2004.  Both the Air Distribution Products and Food Service Equipment Groups experienced margin declines period over period.  These declines are attributable to the dilutive impact of the price increases noted above and product mix matters as well as material price increases noted above for the quarter.  Margins for the Engineered Products and Consumer Products Groups remained flat with the same period one year earlier.  Margin improvement in the Engraving Group of over 200 basis points was primarily attributable to increased operating efficiencies arising from the combination of two facilities which was completed during the first quarter of fiscal 2005.

Restructuring and Other Operating Income

The Company includes restructuring charges and certain other operating expenses and income as separate line items.  “Other Operating Income” typically includes gains or losses on the sale of real property.  The restructuring and realignment program was completed in the first quarter of fiscal 2005.  The Company achieved substantially all of the original goals established under the program.  For the six months ended December 31, 2004, the Company incurred restructuring costs of $799,000, pre-tax, compared to $746,000 one year earlier.  During the quarter ended September 30, 2003, the Company recognized gains of $41,000 on the sale of one parcel of developed real estate.  This property represented excess capacity to the Company and the related operations contained within this location were consolidated into other current businesses.

Income from Operations

For the three months ended December 31, 2004, income from operations increased $2.3 million, a 24.2% increase from the same period in fiscal 2004.  Improvements in income from operations were noted in all segments.  This improvement was due to the strong across the board sales performances of all segments.  For the six months ended December 31, 2004, income from operations increased $5.3 million, a 28.6% increase.  This improvement was most noticeable in the Engineered Products Group and Food Service Equipment Group.  Further explanations of the changes are noted below by segment.

Income Taxes

The Company’s effective income tax rate for the three months ended December 31, 2004 was 33.3%, a decrease of 2.1% from 35.4% in the same period in fiscal 2004.  This decrease in the current quarter can be attributed to the retroactive extension of the research and development credit which was signed into law in October 2004.  The effective rate for the six months ended December 31, 2004 was 34.5%, compared to 35.5% for the same period one year earlier.  The decrease in the effective tax rate can be attributed to a decrease in both the average effective state and foreign income tax rates.

Backlog

For the period ended December 31, 2004 backlog increased $9.3 million, a 10.1% increase from the same period one year earlier.  The increase was most notable within the Food Service Equipment Group, Engineered Products and Engraving Group segments, which benefited from increased activity in their respective markets.

Segment Analysis

Net Sales

The following table presents net sales by business segment (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Food Service Equipment Group	$ 57,911	$ 43,142	$117,627	$ 85,638
Air Distribution Products Group	33,406	28,214	67,670	57,285
Engraving Group	19,530	18,095	37,127	34,965
Engineered Products Group	30,137	25,636	59,300	47,425
Consumer Products Group	26,882	26,136	46,883	45,301
Total	$167,866	$141,223	$328,607	$270,614

Food Service Equipment Group

Net sales for the segment for the three months ended December 31, 2004 increased $14.8 million, an increase of 34.2% over the same period one year earlier.  $8.3 million of this increase was due to the inclusion for the full quarter of the sales by Nor-Lake which was acquired in December 2003.  Exchange rates favorably impacted sales by $593,000, or approximately 1%.  Excluding the impact of acquisitions and foreign exchange, net sales increased $5.9 million, or 13.7%.  Strong sales of refrigerated cases and walk-in units, beverage pumps and the USECO line of thermal reheating systems led the segment’s improved sales performance.  The increase in sales of the segment’s refrigerated cases and walk-in units was due primarily to high demand and, to a lesser extent, to price increases implemented since the same quarter of last year.  Beverage pump sales continued at strong performance levels during the quarter primarily due to high demand.  The completion of several large institutional orders was the primary factor in the improved sales performance of USECO over the same period last year.

Net sales for the segment for the first half of fiscal 2005 increased $32.0 million, or 37.4% over the same period one year earlier.  The Nor-Lake acquisition was responsible for approximately $21.6 million of the increase in net sales during the six-month period.  Exchange rates favorably impacted sales by $1.0 million.  Organic sales for the six months ended December 31, 2004 increased $9.4 million, or 11.0%.  Similar to the factors which led to the improvement in sales for the current quarter, refrigerated cases and walk-in units, beverage pumps and the USECO line of thermal reheating systems led the increased sales performance for the segment for the first half of fiscal year 2005.

Air Distribution Products Group

Net sales of the Air Distribution Products Group (ADP) increased $5.2 million, or 18.4% for the three months ended December 31, 2004, when compared to the same period one year earlier.  Price increases totaling approximately 21% that were implemented in the last two quarters of fiscal 2004 were responsible for all of the increase.  These increases were implemented to offset the dramatically higher costs paid by the segment for steel, a significant component of the segment’s operating costs.  Net of those price increases, real unit volume was down when compared to the second quarter of last year.  The sales decline is primarily due to a slowdown in new housing starts, a key economic indicator for this segment.  The decline was partially offset by increased sales to a big box national retailer.

Net sales for ADP increased $10.4 million for the six months ended December 31, 2004, an increase of 18.2% over the same period one year earlier.  As noted above, ADP implemented price increases in the last two quarters of fiscal 2004 to offset the higher cost of raw materials, especially steel.  Excluding the price increases, sales were down for the six months by approximately 3.3%.  The sales decrease was due to a slowdown in new housing starts plus the effect of advance buying by our customers ahead of the implementation of the price increases, as that buying pulled forward sales that would otherwise have occurred in the first quarter of fiscal 2005.

Engraving Group

Net sales for the Engraving Group increased $1.4 million in the quarter, a 7.9% increase year over year.  Positive exchange rate movements caused approximately half of the increase.  The remainder was due in part to new automotive programs to which businesses within the Group supply.  In addition, the completion of the consolidation of the segments Rochester, New York operations into its Richmond, Virginia facility allowed production to occur at planned levels, whereas previously, inefficiencies related to the move had resulted in some production shortfalls.

Net sales for the six months ended December 31, 2004 increased $2.1 million, a 6.2% increase from the six months of fiscal 2004.  Exchange rates favorably impacted net sales by $1.2 million, or 3.2%.  The remainder of the sales increase was due to the impact of a number of new automobile programs and new engraved roll business.

Engineered Products Group

Net sales for the Engineered Products Group in the second quarter increased $4.5 million, or 17.5%, from the same quarter of last year.  Acquisitions and favorable exchange rates contributed approximately $1.0 million of the increase.  The remainder of this increase can be attributed to several factors.   First, Custom Hoists increased its sales by 31% in the quarter, due in part to a recovery in the construction vehicle market in the United States, and in part to market share gains.  Second, revenues by both Spincraft units to the aerospace and energy industries increased collectively by double digit percentage amounts.  The renegotiation of a long-term supply agreement with a major aerospace customer has resulted in the acceleration of certain payments.  A similar impact is expected from the renegotiated agreement for the next three quarters.  Third, the Electronics unit also improved its sales performance in the quarter, due both to acquisitions, and to increased penetration of its core market.

Net sales for the six months ended December 31, 2004 increased $11.9 million, or 25.1%, over the same period one year earlier.  Exchange rates favorably impacted net sales by $679,000, while acquisitions added approximately $1.2 million.  Excluding the effect of exchange rates and acquisitions, organic sales increased by $10.0 million when compared to the same period one year earlier.  As noted above, improvements in all of the businesses within the Group contributed to the increased sales performance.

Consumer Products Group

Net sales for the segment for the second quarter increased $746,000, or 2.9%, year over year.  All units of the segment experienced sales increases.  Most notable was a 5% increase in the sales of the publishing business, due in large part to market share gains for the segment’s family resources materials business.  A strong holiday season resulted in a 2.5% increase in same store sales of the Christian bookstore business.  Price increases implemented during the quarter caused sales for the segment’s mail order unit to increase by approximately 2%.

Net sales for the six months ended December 31, 2004 increased $1.6 million, or 3.5%, when compared to the same period one year earlier.  As noted above for the quarter, the improvements in sales within our publishing and retail Christian bookstore businesses also led the Group’s improvements in the first six months.  In addition, the release during the first quarter of a major Christian-themed movie boosted sales in the retail store business.  Sales within the mail order unit were constant with those of the prior year period.

Income from Operations

The following table presents income from operations by business segment (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Food Service Equipment Group	$ 4,119	$3,730	$10,937	$ 8,693
Air Distribution Products Group	2,679	2,512	5,770	6,432
Engraving Group	3,067	1,751	4,958	3,348
Engineered Products Group	4,426	3,818	9,227	6,294
Consumer Products Group	1,684	1,634	2,449	1,932
Restructuring	-	(197)	(799)	(746)
Other income, net	-	-	-	41
Corporate	(4,295)	(3,844)	(8,613)	(7,383)
Total	$11,680	$9,404	$23,929	$18,611

Food Service Equipment Group

Income from operations for the quarter ended December 31, 2004 increased $389,000, or 10.4% from the same quarter last year.  This increase was lower than the percentage increase in sales, primarily because increases in the costs of steel, refrigeration components, and petroleum-based foam insulation were not fully offset by price increases and reductions in operating costs.  The effect of these cost increases was especially significant for the segment’s Master-Bilt and Federal brands, the combined operating income of which declined by 34% from last year’s second quarter.  Results were also affected by the segment’s requirement to retrofit our foam curing process at one of our larger factories with new technology to comply with more stringent industry regulations.  The retrofitting caused a temporary disruption in our manufacturing operations resulting in production inefficiencies that adversely affected overall operating costs during the quarter.  Foam is a significant component in the segment’s refrigerated coolers and freezers.  These results were partially offset by higher margin sales in the scientific refrigerated product lines of Nor-Lake, which experienced significant growth during the quarter.

The segment has announced price increases that will be implemented beginning in the next quarter, and the segment expects that those increases, coupled with improved operating efficiencies and other cost reduction measures, will restore operating income to prior levels.  The inefficiencies associated with the switch to a different type of foam insulation are not expected to recur in future reporting periods.

Income from operations for the six months ended December 31, 2004 increased $2.2 million, a 25.8% increase over the same period one year earlier.  A combination of the strong performance of the Nor-Lake acquisition coupled with price increases and general sales performances of many of the segment’s products caused the increase.  Material cost increases which outstripped product price increases affected the segment, especially the Master-Bilt and Federal brands, but the effects were more pronounced in the recent quarter than in the first half as a whole.  The USECO line of products and the beverage pump product line reported modest increases in income from operations during the first half of fiscal 2005.

Air Distribution Products Group

Income from operations for the Air Distribution Products Group increased $167,000 in the current quarter when compared to the same quarter one year earlier, a 6.6% improvement.  In addition to the impact of product price increases, income from operations was favorably impacted by productivity gains.

The Air Distribution Products Group was the only segment with a year-over-year decline in operating profitability for the first half of fiscal 2005, as income from operations declined by $662,000, or 10.3% from the six month period ended December 31, 2004.  The decline was attributable to the decreases in sales volume discussed above, changes in product mix and the inability to pass all steel price increases on to all customers.

Engraving Group

The Engraving Group posted a gain of $1.3 million, or 75.2%, in income from operations in the second quarter of fiscal 2005 versus the same quarter of last year reflecting strong sales performance throughout the segment and especially in its mold texturizing units, and the cost savings and synergies realized by the consolidation of its Rochester, New York and Richmond, Virginia facilities.  The successful completion of the consolidation during the first quarter of 2005 resulted in the attainment of expected production volume levels in the second quarter of 2005 when compared to the production volume in the first quarter of fiscal 2005.  The majority of the sales and income improvement has been within the domestic operations.

For the six months ended December 31, 2004, income from operations increased $1.6 million, or 48.1%, compared to the same period one year earlier.  This improvement is a result of the cost savings and the sales performance discussed above.

Engineered Products Group

Income from operations increased year over year by $608,000, or 15.9%, in the Engineered Products Group, due to the significant sales gains noted above, cost reductions and consolidations completed during the last fiscal year.  Income from operations of the Custom Hoists business increased 24% from the same quarter of last year, due to the higher absorption rate that results from higher volume.  The Electronics business also experienced a significant improvement in income from operations, due to increases in sales, cost savings resulting from a consolidation of manufacturing facilities that was completed during the last year and ongoing cost reduction activities.  The Spincraft units experienced a growth in income from operations of more than 20% during the quarter, due largely to increased sales.

For the six months ended December 31, 2004, income from operations increased $2.9 million over the six months ended December 31, 2003.  This increase was consistent with the sales performances and the cost reductions discussed above for the Custom Hoists and the Electronics business.  In addition, during the first quarter, Spincraft amended a long-term supply contract with a major aerospace customer that resulted in a favorable adjustment.

Consumer Products Group

Income from operations for the quarter ended December 31, 2004 increased $50,000, or 3.1% when compared to the same period one year earlier.  During the quarter, the publishing business incurred legal costs of $167,000 associated with certain employment claims arising from restructuring activities in the prior year.  Excluding these costs, operating income increased 13.3%, in line with the increased sales performances discussed above.  The Group also benefited from continued cost control measures, such as the implementation of new staffing models used in the retail bookstore business which more closely match staffing levels to anticipated foot traffic in the stores.

Income from operations for the six months ended December 31, 2004 increased $517,000 when compared to the same period one year earlier, a 26.8% increase.  Cost control initiatives undertaken over the past two years have significantly improved the cost structures of the publishing and retail Christian bookstores businesses.  The segment’s retail businesses have doubled income from operations when compared to the same period one year earlier.  Operating income of the segment’s mail order business unit is behind prior year levels, due to higher fruit and distribution costs, as a result of weather conditions and fuel costs, respectively.

Corporate

Operating expenses for the current quarter increased $451,000, or 11.7%.  The increase is attributable to higher pension expense, professional and audit fees associated with Sarbanes-Oxley compliance work, and fees incurred to conduct senior management recruitment efforts.  To meet the requirements of Section 404 of the Sarbanes-Oxley Act, the Company has incurred costs for additional manpower to supplement current staff levels within the Internal Audit function, as well as increased costs associated with the external audit of the Company’s financial statements.

For the six months ended December 31, 2004, operating expenses increased $1.2 million, or 16.7%, when compared to the same period one year earlier.  Like the quarter, this increase is attributable to higher pension expense, and increased audit and Sarbanes-Oxley related fees.

Acquisitions

On December 1, 2003 the Company acquired all of the outstanding common shares of Nor-Lake in an all cash deal.  The results of Nor-Lake’s operations have been included in the Consolidated Statement of Operations since that date.  Nor-Lake is one of the nation’s largest suppliers of walk-in coolers and freezers to the food service and scientific industries, with estimated annual net sales of $52 million.  The Company views Nor-Lake as a strategic fit within its Food Service Equipment segment for a number of reasons.  It is a provider in the quick serve restaurant business, where the Company did not have a significant presence.  Adding Nor-Lake to a segment which the Company has targeted for growth is consistent with the focused diversity strategy, in that combining Nor-Lake with the Company’s other food service equipment businesses will provide better opportunities for each of those businesses to capitalize on their respective strengths in systems, technologies and manufacturing expertise, and will create natural synergies within the segment’s distribution and service network.

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

Discontinued Operations

In June 2004, the Company’s Board of Directors approved a plan to divest of the James Burn International (JBI) subsidiary.  The Company proposed to sell the entirety of JBI business to one buyer in an all-cash transaction.  In connection with this authorization and based upon offers received by the Company, an impairment charge for the assets to be sold was recorded in the fourth quarter of fiscal 2004 of approximately $7.5 million, net of  tax, including estimated costs to sell. The Company completed the sale effective September 1, 2004 and recorded an additional $498,000 net of tax loss in the first quarter.

JBI recorded annual sales of $26.2 million in fiscal 2004.  JBI specializes in wire binding supplies and equipment and has operations located primarily in the United States, United Kingdom, France, Mexico and Singapore.  The JBI business has been underperforming for five years.  In arriving at the decision to sell JBI, the Company evaluated alternatives including a large restructuring charge to improve the performance of the businesses.  The Company determined that the business was unlikely to achieve the level of performance that it requires from its businesses, and thus decided to divest the business.

As an additional part of the restructuring plan announced in October 2002, the Company sold its Jarvis Caster Group (previously included in the Engineered Products Group) in November 2003.  The caster market in the United States has been impacted by the influx of product from Asia Pacific and from excess global capacity.  These market conditions and the Company’s assessment of the Group’s sales and earnings growth potential, led the Company to seek to divest the business. The Jarvis Group recorded sales of $56.3 million in the fiscal year ended June 30, 2003.  The results of operations of the Group have been reclassified to discontinued operations.

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

In October 2003, the Company exited the German business for roll technology engraving products, which had net sales of $1.9 million in fiscal 2003.  The operation, which was part of the Engraving Group, had not been profitable for the past several years largely because the business lacked the scale to compete effectively with its two largest competitors in the European market, both of which are headquartered in Germany.  As a result of the decision to close the business, a pretax charge of $1.1 million was included in discontinued operations in the Condensed Consolidated Statements of Income in the first quarter of fiscal 2004.

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash Flows

Six Months Ended December 31, 2004

For the six months ended December 31, 2004, operating activities generated $12.7 million in cash, as compared to $22.7 million for the same period one year earlier.  The change in operating cash flows is primarily attributable to the increased inventory requirements of $8.3 million to support the increased sales volume and the use of cash to settle current liabilities of $3.6 million.  These uses of cash were offset by generation of operating cash through the decrease in accounts receivable of $1.4 million.  Net working capital (defined as accounts receivable plus inventories less accounts payable) increased $3.4 million for the six month period.  In addition to the cash generated from continuing operations, the Company also generated $2.9 million in cash from the sale of JBI and the collection from an escrow account associated with the sale of the Jarvis Caster Group.  Cash generated from operations was used to fund capital expenditure of $5.3 million, pay dividends of $5.1 million and fund the use of cash by discontinued operations of $5.4 million.  A combination of the change in cash and additional net borrowings provided the additional cash needs for the above noted uses of cash.

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

In addition, we regularly evaluate acquisition opportunities.  We anticipate that any cash needed for future acquisition opportunities would be obtained through a combination of cash flows from continuing operations and to the extent not sufficient, from borrowings under the revolving credit facility.  We have available borrowing capacity under various agreements of up to $73.3 million as of December 31, 2004.

The Company sponsors a number of defined benefit plans and defined contribution plans.  We have evaluated the current and long-term cash requirements of these plans.  As noted above, the operating cash flows from continuing operations is expected to be sufficient to cover required contributions under ERISA and other governing regulations.

Borrowings under the revolving credit facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio, as defined in the revolving credit facility.  The effective rate interest rates for borrowings outstanding were 3.40% and 2.31%, respectively, at December 31, 2004 and June 30, 2004.  The annual facility fee in effect on our Revolving Credit Facility at December 31, 2004 was 0.25%.

The following table sets forth the Company’s capitalization at December 31, 2004 and June 30, 2004:

December 31,		June 30,
	2004	2004
Short-term debt	$ 2,470	$ 746
Long-term debt	114,643	108,786
Total Debt	117,113	109,532
Less cash	26,957	17,504
Total net debt	90,156	92,028
Stockholders’ equity	175,489	163,534
Total capitalization	$265,645	$255,562

The Company’s net debt decreased by $1.8 million to $90.2 million at December 31, 2004.  The Company’s net debt to capital percentage was 33.9% at December 31, 2004 compared to 36.0% at June 30, 2004.

The Company has an insurance program in place for certain retired executives.  Current executives and new hires are not eligible for this program.  The underlying policies have a cash surrender value of $21.6 million and are reported net of loans of $13.3 million for which the Company has the legal right of offset.  These policies have been purchased to fund supplemental retirement income benefits for certain retired executives.  The aggregate value of future obligations was approximately $4.4 million and $4.8 million at December 31, 2004 and June 30, 2004, respectively.

The revolving credit facility contains customary affirmative and negative covenants.  In general, the covenants contained in the revolving credit facility are more restrictive than those of the Senior Notes due at various times.  Among other restrictions, these covenants require that the Company meet specified financial tests, including minimum levels of earnings from operations before interest, taxes, depreciation, and amortization (EBITDA), and various debt to EBITDA ratios.  These covenants also limit the Company’s ability to incur additional debt, make acquisitions, merge with other entities, create or become subject to liens and sell major assets.  At June 30, 2004 and December 31, 2004, the Company was in compliance with these financial covenants, and based upon its current plans and outlook, believes that it will continue to be in compliance with these covenants during the upcoming 12-month period.

The Company is contractually obligated under various operating leases for real property.  No significant leases were consummated in the first six months of fiscal 2005.

Other Matters

Inflation – Certain of the Company’s expenses, such as wages and benefits, occupancy costs and equipment repair and replacement, are subject to normal inflationary pressures.  Inflation for medical costs can impact both our reserves for self-insured medical plans as well as our reserves for workers' compensation claims.  The Company monitors the inflationary rate and makes adjustments to reserves whenever it is deemed necessary.  Our ability to manage medical costs inflation is dependent upon our ability to manage claims and purchase insurance coverage to limit the maximum exposure for the Company.

Foreign Currency Translation – The Company’s primary functional currencies used by its non-U.S. subsidiaries are the Euro and the British Pound Sterling.  During the last twelve-month period, both these currencies have experienced increases relative to the U.S. dollar.

Environmental Matters – The Company is party to various claims and legal proceedings, generally incidental to its business. The Company does not expect the ultimate disposition of these matters will have a material adverse effect on its financial statements.

Seasonality – Historically, the second and fourth quarters have been the best quarters for our consolidated financial results.  Due to the gift-giving holiday season, the Consumer Products Group has experienced strong sales benefiting the second quarter performance.  The fourth quarter performance has typically been enhanced by increased activity in the home building industry.

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

Interest Rate

The Company's interest rate exposure is limited primarily to interest rate changes on its variable rate borrowings. From time to time, the Company will use interest rate swap agreements to modify our exposure to interest rate movements.  At December 31, 2004, the Company has no outstanding interest rate swap agreements.

The Company also has $57.1 million of long-term debt at fixed interest rates as of December 31, 2004.  There would be no immediate impact on the Company's interest expense associated with its long-term debt due to fluctuations in market interest rates.  There has been no significant change in the exposure to changes in interest rates from June 30, 2004 to December 31, 2004.

Concentration of Credit Risk

The Company has a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of December 31 2004, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.  In certain segments, some customers represent greater than 5% of the segments’ revenues.  In our Engineered Products segment, one customer accounted for 14% of segment annual revenues in fiscal 2004.  We have a long term supply agreement with this aerospace customer. Although we believe our relationship with this customer is good and will be ongoing, there can be no assurances that this will continue for the entire term of the supply agreement.  In our Food Service Equipment segment, many of our national accounts regularly review their selection of vendors.  Although our companies have historically prevailed and even gained market share under these circumstances, the outcome of future reviews can not be predicted.

Commodity Prices

The Company is exposed to fluctuating market prices for commodities, primarily steel.  Each of our segments is subject to the effects of changing raw material costs caused by the underlying commodity price movements.  In general, we do not enter into purchase contracts that extend beyond one operating cycle.  Recently, we have become aware that some of our competitors have been put on allocation for key materials.  While Standex considers its relationship with its suppliers to be excellent and we have not been impacted, there can be no assurances that we will not experience any supply shortage.

In recent quarters, the ADP, Engineered Products and Food Service Equipment Groups experienced price increases for steel products, other metal commodities and petroleum based products.  Among those items impacted were the prices of galvanized steel strip, stainless steel and carbon steel sheet material, copper wire, refrigeration components and foam insulation.  These are key elements in the products manufactured in these segments.  Our affected divisions have implemented price increases intended on fully offsetting the increases in steel.  The implemented price increases in the Food Service Equipment Group did not fully offset the higher material costs and the price increases in ADP did not fully offset the steel price increases.  As a result, additional price increases are being implemented or planned to be implemented.  While these higher prices are expected to be accepted by our customers there can be no certainty that the price increases implemented will in fact be accepted by our customers.  The ultimate acceptance of these price increases will be impacted by our affected divisions’ respective competitors and the timing of their price increases.

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

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls during the quarterly period ended December 31, 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e)

The following table provides information about purchases by the Company during the quarter ended December 31, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
				(d) Maximum number
			(c) Total number of	(or appropriate dollar
			shares (or units)	value) of shares (or
	(a) Total number of	(b) Average price	purchased as part of	units) that may yet be
	shares (or units)	paid per share	publicly announced	purchased under the
Period	Purchased	(or unit)	plans or programs	plans or programs

October 1, 2004 – October 31, 2004	3,829	$20.96	3,829	1,125,734

November 1, 2004 – November 30, 2004	10,386	26.83	10,386	1,115,348

December 1, 2004 – December 31, 2004	8,679	28.86	8,679	1,106,669

TOTAL	22,894	$26.61	22,894	1,106,669

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

The annual meeting of stockholders of the Company was held on October 26, 2004.  Two matters were voted upon at the meeting:  the election of directors and the approval of the appointment of independent auditors of the Company.

The name of each director elected at the meeting and the number of votes cast as to each matter are as follows:

Proposal I (Election of Directors)

Nominee

For

Withheld

Thomas E. Chorman

10,042,457

164,745

Gerald H. Fickenscher

10,049,855

157,347

Charles H. Cannon

10,036,096

171,106

Christian Storch

7,860,874

2,346,328

William R. Fenoglio

9,915,508

291,694

Walter F. Greeley

9,899,905

307,297

Thomas L. King

8,485,381

1,721,821

Deborah A. Rosen

7,796,105

2,411,097

Proposal II (Ratify Appointment of Deloitte & Touche LLP as Registered Public Accounting Firm)

For

Against

Abstain

No Vote

9,846,302

348,043

12,857

-0-

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

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

(b)

The Company filed five reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 2004.  In chronological order the filings covered the following matters:

1.

A Form 8-K was filed on October 28, 2004 announcing the Company’s earnings for the first fiscal quarter ended September 30, 2004.

2.

A Form 8-K was filed on October 29, 2004 announcing the retirement of the certain directors and election of new directors.

3.

A Form 8-K was filed on November 1, 2004 announcing the stock awards granted to members of the Board of Directors of the Company under the Long-Term Incentive Plan of the Company.

ALL OTHER ITEMS ARE INAPPLICABLE

STANDEX INTERNATIONAL CORPORATION

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDEX INTERNATIONAL CORPORATION

Date:

February 4, 2005

/s/ CHRISTIAN STORCH

Christian Storch

Vice President/CFO

Date:

February 4, 2005

/s/ TIMOTHY S. O'NEIL

Timothy S. O'Neil

Chief Accounting Officer