Form 10-Q
period 2005-03-31
STANDEX INTERNATIONAL CORP/DE/
filed 2005-05-06
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

The number of shares of Registrant's Common Stock outstanding on May 1, 2005 was 12,354,232.

STANDEX INTERNATIONAL CORPORATION

I N D E X

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Condensed Statements of Consolidated Income for the Three and Nine Months Ended

March 31, 2005 and 2004 (Unaudited)

Condensed Consolidated Balance Sheets, March 31, 2005 and June 30, 2004 (Unaudited)

3

Condensed Statements of Consolidated Cash Flows for the Nine Months Ended

March 31, 2005 and 2004 (Unaudited)

4

Notes to Condensed Consolidated Financial Statements (Unaudited)

5-12

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

13-24

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

24-25

Item 4.

Controls and Procedures

25

PART II.

OTHER INFORMATION:

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds

26

Item 6.

Exhibits and Reports on Form 8-K

26

PART I. FINANCIAL INFORMATION
Item 1

STANDEX INTERNATIONAL CORPORATION
Condensed Statements of Consolidated Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net sales	$ 163,094	$ 143,443	$ 491,701	$ 414,057
Cost of sales	(114,155)	(96,567)	(335,804)	(275,850)
Gross profit	48,939	46,876	155,897	138,207
Selling, general and administrative expenses	(40,826)	(37,908)	(123,056)	(109,923)
Other operating (expense)/ income	-	238	-	279
Restructuring	-	(433)	(799)	(1,179)
Total operating expenses	(40,826)	(38,103)	(123,855)	(110,823)
Income from operations	8,113	8,773	32,042	27,384

Interest expense	(1,692)	(1,475)	(4,761)	(4,416)
Other non-operating income, net	645	31	871	74

Income from continuing operations before income taxes	7,066	7,329	28,152	23,042
Provision for income taxes	(2,182)	(2,630)	(9,457)	(8,210)
Income from continuing operations	4,884	4,699	18,695	14,832

Loss from discontinued operations, net of taxes	(169)	(1,347)	(1,209)	(3,542)
Net income	$ 4,715	$ 3,352	$ 17,486	$ 11,290

Basic earnings per share:
Continuing operations	$ 0.42	$ 0.39	$ 1.53	$ 1.22
Discontinued operations	$ (0.02)	$ (0.11)	$ (0.10)	$ (0.29)
Total	$ 0.40	$ 0.28	$ 1.43	$ 0.93
Diluted earnings per share:
Continuing operations	$ 0.40	$ 0.38	$ 1.51	$ 1.20
Discontinued operations	$ (0.02)	$ (0.11)	$ (0.10)	$ (0.29)
Total	$ 0.38	$ 0.27	$ 1.41	$ 0.91
Cash dividends per share	$ 0.21	$ 0.21	$ 0.63	$ 0.63

See notes to condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)
	March 31,	June 30,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$ 17,045	$ 17,504
Receivables, net of allowances of $6,072 at March 31 and
$6,717 at June 30	96,261	89,435
Inventories	93,146	85,787
Prepaid expenses	5,315	3,792
Deferred tax asset	15,970	16,684
Total current assets	227,737	213,202
Property, plant and equipment	228,828	225,060
Less accumulated depreciation	(125,148)	(120,932)
Property, plant and equipment, net	103,680	104,128
Other assets
Prepaid pension cost	41,772	25,858
Goodwill	65,261	63,415
Long-term deferred tax asset	20,610	20,610
Other	29,060	32,164
Total other assets	156,703	142,047
Total	$ 488,120	$ 459,377

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	73,212	746
Accounts payable	55,401	54,252
Income taxes	3,409	6,060
Accrued expenses	42,143	50,349
Total current liabilities	174,165	111,407
Long-term debt (less current portion included above)	53,300	108,786
Deferred pension and other liabilities	84,795	75,650
Stockholders' equity
Common stock	41,976	41,976
Additional paid-in capital	18,569	17,071
Retained earnings	398,733	388,919
Unamortized value of restricted stock	(76)	(87)
Accumulated other comprehensive loss	(26,575)	(28,400)
Treasury shares	(256,767)	(255,945)
Total stockholders' equity	175,860	163,534
Total	$ 488,120	$ 459,377

See notes to condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Condensed Statements of Consolidated Cash Flows
(In thousands)
(Unaudited)
	Nine Months Ended
	March 31,
	2005	2004
Cash flows from operating activities
Net income	$ 17,486	$ 11,290
Loss from discontinued operations	(1,209)	(3,542)
Income from continuing operations	18,695	14,832
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on real estate	-	(179)
Depreciation and amortization	8,919	8,447
Contributions to defined benefits plans	(20,859)	(5,900)
Net changes in operating assets and liabilities	(7,856)	3,341
Net cash provided by/(used for)operating activities from continuing operations	(1,101)	20,541
Net cash provided by/(used for) operating activities from discontinued operations	(7,725)	365
Net cash provided by/(used for) operating activities	(8,826)	20,906
Cash flows from investing activities
Expenditures for property and equipment	(7,104)	(5,462)
Expenditures for acquisitions	-	(34,783)
Proceeds from sale of real estate	-	1,539
Other	255	294
Net cash used for investing activities from continuing operations	(6,849)	(38,412)
Net cash provided by investing activities from discontinued operations	4,209	25,786
Net cash used for investing activities	(2,640)	(12,626)
Cash flows from financing activities
Proceeds from additional borrowings	24,864	37,734
Repayments of debt	(7,884)	(29,109)
Cash dividends paid	(7,671)	(7,700)
Net stock issued/(repurchased) under employee stock option and purchase plans	805	(1,852)
Other, net	(119)	(1,419)
Net cash provided by/(used for) financing activities from continuing operations	9,995	(2,346)
Net cash used for financing activities from discontinued operations	-	-
Net cash provided by/(used for) financing activities	9,995	(2,346)
Effect of exchange rate changes on cash	1,012	400
Net change in cash and cash equivalents	(459)	6,334
Cash and cash equivalents at beginning of year	17,504	11,509
Cash and cash equivalents at end of period	$17,045	$ 17,843
Supplemental disclosure of cash flow information:
Cash paid during the nine months for:
Interest	$ 4,242	$ 4,096
Income taxes	$ 9,031	$ 6,880

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations, cash flows and comprehensive income for the three and nine months ended March 31, 2005 and 2004 and the financial position at March 31, 2005.  The interim results are not necessarily indicative of results for a full year.  The condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosure contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2004.  The condensed consolidated balance sheet at June 30, 2004 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2004.  In addition, certain prior year amounts have been reclassified to conform to the current year’s presentation.

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

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 to its stock plans and employee stock purchase plan (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income, as reported	$4,715	$3,352	$17,486	$11,290
Add: Total stock-based compensation,
included in reported income, net of income taxes	645	123	1,069	244
Less: Total stock-based compensation,
net of income taxes, fair value method	(791)	(333)	(1,541)	(848)
Pro forma net income	$4,570	$3,142	$17,014	$10,686

Pro forma earnings per share:
Basic – as reported	$ 0.40	$ 0.28	$ 1.43	$ 0.93
Basic – pro forma	$ 0.37	$ 0.26	$ 1.39	$ 0.89

Diluted – as reported	$ 0.38	$ 0.27	$ 1.41	$ 0.91
Diluted – pro forma	$ 0.36	$ 0.25	$ 1.37	$ 0.87

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

Adoption of SFAS No. 123R will reduce reported income and earnings per share because Standex uses the intrinsic value method as permitted by Opinion No. 25. Accordingly, no compensation expense is recognized for share purchase rights granted under the Company's employee stock option and employee share purchase plans.  In addition, SFAS No. 123R will require that the excess tax benefits related to stock compensation be reported as a financing cash inflow rather than as a reduction of taxes paid in cash from operations.  The Company is still evaluating the impact that the adoption will have.

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

The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2).  The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision.  FSP 109-2 grants an enterprise additional time beyond the 12 months ended March 31, 2005, in which the AJCA was enacted, to evaluate the effects of the AJCA on its plan for reinvestment or repatriation of unremitted earnings.  The Company is still evaluating the effects of the repatriation provision but does not expect the provision to have a material impact on our plan for reinvestment of unremitted earnings.

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

JBI recorded annual sales of $26.2 million in fiscal 2004.  JBI specialized in wire binding supplies and equipment with operations located in the United States, United Kingdom, France, Mexico and Singapore.  The JBI business had been underperforming for five years.  In arriving at the decision to sell, the Company evaluated alternatives and determined that the business did not offer the long term opportunities that it seeks with its portfolio of companies.  As previously reported, the divestiture was estimated to result in an after-tax, non-cash impairment charge of approximately $7.5 million, or $0.61 per share, which was reflected in discontinued operations in the fourth quarter of fiscal year 2004.  As a result of the final agreement reached, the Company recorded an additional $498,000 loss, or $0.04 per share, after tax, associated with the lower than expected sales price, changes in the underlying assets sold and a reduction in the expected tax benefit from the loss.  This amount was included in discontinued operations in the first quarter of 2005.

In fiscal 2004, the Company exited the Jarvis Caster Group (previously included in the Engineered Products Segment), the German business for roll technology engraving products (previously included in the Engraving Group) and its commercial printing operations (previously included in the Consumer segment).

The following summarizes the activities associated with discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net sales	$ -	$ 6,631	$ 4,449	$44,503
Operating loss	(210)	(2,105)	(1,798)	(5,402)
Loss from discontinued operations,
net of taxes	$(169)	$(1,347)	$(1,209)	$(3,542)

The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets are as follows in thousands:

	March 31,	June 30,
	2005	2004
Assets:
Current assets	$1,425	$ 2,871
Non-current assets	2,626	2,792

Total assets of discontinued operations	$4,051	$ 5,663

Liabilities:
Current liabilities	$2,263	$ 9,682
Long-term liabilities	4,284	5,877

Total liabilities of discontinued operations	$6,547	$15,559

4.

Goodwill

Changes to goodwill during the current fiscal year were as follows (in thousands):

Balance at June 30, 2004	$63,415
Translation	1,846
Balance at March 31, 2005	$65,261

The Company accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  Under SFAS No. 142, the Company does not amortize goodwill and intangible assets that have indefinite lives.  SFAS No. 142 also requires that the Company assess goodwill and intangible assets with indefinite lives for impairment at least annually, or on an interim basis if events or circumstances indicate, based on the fair value of the related reporting unit or intangible asset.  The Company performs its annual impairment assessment in the fourth quarter of each year.

5.

Inventories

Inventories are valued at the lower of cost or market.  Cost is determined using the first in, first out method.  Inventories at March 31, 2005 and June 30, 2004 are comprised of the following (in thousands):

	March 31,	June 30,
	2005	2004
Raw materials	$36,854	$27,568
Work in process	22,332	23,002
Finished goods	33,960	35,217
Total	$93,146	$85,787

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying Condensed Statements of Consolidated Income and were as follows for the three- and nine-month periods ended March 31, 2005 and 2004:

	2005	2004
Quarter	$ 7,093	$ 7,139
Year-to-date	$21,614	$20,259

6.

Debt

Debt is comprised of the following (in thousands):

	March 31,	June 30,
	2005	2004
Bank credit agreements	$ 66,064	$ 41,200
Institutional investors – note purchase agreements
5.94% to 7.13% (due 2005-2012)	57,143	64,286
Other 3.0% to 4.85% (due 2005-2018)	3,305	4,046
Total	126,512	109,532
Less current portion	(73,212)	(746)
Total long-term debt	$ 53,300	$108,786

The Company’s loan agreements contain certain provisions relating to the maintenance of certain financial ratios and restrictions on additional borrowings and investments.  The most restrictive of these provisions requires that the Company maintain a minimum ratio of earnings to fixed charges, as defined, on a trailing four quarters basis.

The Company has a three year, $130 million revolving credit facility which expires in February 2006.  At March 31, 2005, the Company had available $61.9 million under this facility.  The agreement contains certain covenants including limitations on indebtedness and liens.  Borrowings under the agreement bear interest at a rate equal to the sum of a base rate or a Eurodollar rate, plus an applicable percentage based on the Company’s consolidated leverage ratio, as defined by the agreement.  The effective interest rate at March 31, 2005 was 3.80%.  Borrowings under the agreement are not collateralized.

The revolving credit facility is scheduled to expire in February 2006.  As such, borrowings outstanding under this facility have been classified as current in the third quarter of fiscal 2005.  During the quarter, the Company began discussions with members of the current revolving credit facility to enter into a new facility by December 2005.

Debt is due as follows by fiscal year (in thousands):  2005, $869; 2006, $72,343; 2007, $3,571; 2008, $3,571; 2009, $28,571 and thereafter, $17,587.

At March 31, 2005, the Company was in compliance with all debt covenants.

7.

Retirement Benefits

In the fiscal year ended June 30, 2004, the Company recorded a net pension expense of $6.1 million.  The Company expects to report a net pension expense of approximately $7.3 million in the current fiscal year.  Pension and other post-retirement expense for the nine-month period ending March 31, 2005 and 2004 were as follows (in thousands):

U.S. Plans:

	Pension Benefits				Other Post Retirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	March 31,				March 31,
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$ 1,149	$ 1,389	$ 3,447	$ 4,167	$ 5	$ 43	$ 15	$130
Interest cost	2,891	2,865	8,673	8,595	40	164	120	492
Expected return on plan assets	(3,751)	(3,825)	(11,253)	(11,474)	-	-	-	-
Amortization of prior service costs	55	57	165	170	-	-	-	-
Recognized actuarial loss	909	611	2,727	1,834	(7)	-	(21)	-
Amortization of transition
(asset)/obligation	(1)	(5)	(3)	(14)	56	112	169	337
Net periodic benefit cost	$ 1,252	$ 1,092	$ 3,756	$ 3,278	$94	$319	$283	$959

Foreign Plans:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	March 31,
	2005	2004	2005	2004
Service cost	$ 414	$ 214	$ 781	$ 428
Interest cost	361	296	1,070	592
Expected return on plan assets	(309)	(209)	(916)	(418)
Amortization of prior service costs	7	5	22	10
Recognized actuarial loss	210	122	623	244
Amortization of transition asset	-	(23)	(2)	(46)
Net periodic benefit cost	$ 683	$ 405	$1,578	$ 810

Contributions to pension plans in the first nine months of fiscal 2005 were approximately $20.9 million.  Contributions based on current actuarial evaluations are expected to total $24.1 million for all of fiscal 2005.  Contributions made during the first nine months of fiscal 2005 include a $15 million voluntary contribution made to the domestic pension plans in March 2005.  Cash contributions in subsequent years will depend upon a number of factors including the investment performance of the plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

8.

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Basic – Average shares outstanding	12,275	12,200	12,245	12,200
Effect of Dilutive Securities – Stock Options	198	156	157	149
Diluted – Average Shares Outstanding	12,473	12,356	12,402	12,349

Both basic and diluted incomes are the same for computing earnings per share.  Certain options were not included in the computation of diluted earnings per share because to do so would have had an anti-dilutive effect.

Cash dividends per share have been computed based on the shares outstanding at the time the dividends were paid.  The shares (in thousands) used in this calculation for the three and nine months ended March 31, 2005 and 2004 are as follows:

	2005	2004
Quarter	12,121	12,192
Year-to-date	12,176	12,222

9.

Restructuring

The Company completed the restructuring and realignment program during the second quarter of fiscal year 2005.  The restructuring and realignment program involved the (1) disposal, closing or elimination of certain under-performing and unprofitable operating plants, product lines, manufacturing processes and businesses; (2) realignment and consolidation of certain marketing and distribution activities; and (3) other cost containment actions, including selective personnel reductions.  The charges were recorded in the Condensed Statements of Consolidated Income under the caption “Restructuring costs.”

In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, these charges were recorded generally when a liability was incurred or a severance plan was initiated.  A summary of the charges is as follows (in thousands):

Nine Months Ended March 31,
Involuntary
Employee
Severance
	and Benefit	Shutdown
	Costs	Costs	Total
Expense – Fiscal 2005
Cash expended	$ 542	$ 94	$ 636
Accrual/non-cash	63	100	163
Total expense	$ 605	$ 194	$ 799

Expense – Fiscal 2004
Cash expended	$ 323	$ 424	$ 747
Accrual/non-cash	432	-	432
Total expense	$ 755	$ 424	$ 1,179

	Involuntary
	Employee
	Severance
	and Benefit	Shutdown
	Costs	Costs	Total

Accrued Balances
Balance at 6/30/04	$ 2,223	$ -	$ 2,223
Additional accrual	605	194	799
Payments	(2,779)	(84)	(2,863)
Balance at 3/31/05	$ 49	$ 110	$ 159

The restructuring costs related to the following segments:

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2004	2005	2004
Food Service Equipment Group	$403	$ 148	$ 696
Air Distribution Products Group	(6)	-	237
Engraving Group	13	791	117
Engineered Products Group	23	(140)	129
Total expense	$433	$ 799	$1,179

10.

Contingencies

The Company is a party to various claims and legal proceedings related to environmental and other matters generally incidental to its business.  Management has evaluated each matter based, in part, upon the advice of its independent environmental consultants and in-house counsel.  Management has considered such matters and believes that the ultimate resolutions or resolution of each matter will not be material to the Company’s financial position, results of operations or cash flows.

11.

Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Accumulated other comprehensive loss – Beginning	$(24,686)	$(29,466)	$(28,400)	$(31,818)
Foreign currency translation adjustment	(1,889)	(112)	1,825	2,240
Accumulated other comprehensive loss – Ending	$(26,575)	$(29,578)	$(26,575)	$(29,578)

The components of accumulated other comprehensive losses are as follows (in thousands):

	March 31,	June 30,
	2005	2004
Foreign currency translation adjustment	$ 6,584	$ 4,759
Additional minimum liability (net of $20.6 million tax)	(33,159)	(33,159)
Accumulated other comprehensive loss	$(26,575)	$(28,400)

12.

Income Taxes

The provision for income taxes for continuing operations differs from that computed using Federal income tax rates for the following reasons:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Statutory tax rate	35.0%	35.0%	35.0%	35.0%
Non-U.S.	(0.1)	0.2	(0.8)	0.4
State taxes	4.0	3.7	3.5	4.0
Other	(8.1)	(3.0)	(4.1)	(3.8)
Effective income tax rate	30.8%	35.9%	33.6%	35.6%

Our effective tax rate was 30.8% for the quarter ended March 31, 2005 and 33.6% for the nine months ended March 31, 2005.  Our effective tax rates for the same periods in FY2004 were 35.9% and 35.6%, respectively.  During the quarter, the Company filed its FY2004 income tax returns.  The Company recorded an additional benefit primarily associated with increases in both the research and development and foreign tax credits compared to amounts estimated and recorded at June 30, 2004.  The Company expects future period rates to increase to levels previously experienced by the Company.

13.

Industry Segment Information

The Company is composed of five business segments.  Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Operating income by segment below excludes interest expense and income (in thousands).

	Three Months Ended March 31,				Nine Months Ended March 31,
			Income from				Income from
	Net Sales		Operations		Net Sales		Operations
	2005	2004	2005	2004	2005	2004	2005	2004
SEGMENT
Food Service Equipment Group	$ 56,185	$ 44,928	$ 4,071	$ 1,682	$173,812	$130,566	$ 15,008	$ 10,375
Air Distribution Products Group	31,844	29,382	1,328	3,556	99,514	86,667	7,098	9,988
Engraving Group	21,715	18,714	2,459	1,886	58,842	53,679	7,417	5,234
Engineered Products Group	30,971	27,265	3,643	3,855	90,271	74,690	12,870	10,149
Consumer Products Group	22,379	23,154	1,580	2,124	69,262	68,455	4,029	4,056
Restructuring	-	-	-	(433)	-	-	(799)	(1,179)
Other income, net	-	-	-	238	-	-	-	279
Corporate	-	-	(4,968)	(4,135)	-	-	(13,581)	(11,518)
Total	$163,094	$143,443	$ 8,113	$ 8,773	$491,701	$414,057	$ 32,042	$ 27,384

14.

Derivative Instruments and Hedging Activities

Standex manages its debt portfolio by periodically using interest rate swaps to achieve an overall desired position of fixed and floating rate debt to reduce certain exposures to interest rate fluctuations.  These interest swaps are generally designated as cash flow hedge instruments, and reported at fair market value.  Changes in fair value of the interest rate swaps designated as cash flow hedges are recorded in other comprehensive income.  The effectiveness of outstanding interest rate swaps are measured on a quarterly basis.  There were no outstanding interest rate swaps at March 31, 2005 or June 30, 2004.

Forward foreign currency exchange contracts are periodically used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as dividends and loan repayments from subsidiaries.  The Company does not hold or issue derivative instruments for trading purposes.  There were no outstanding forward currency exchange contracts at March 31, 2005 or June 30, 2004.

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

The Company believes that its diversification has helped to reduce the earnings cyclicality that affects many companies that focus principally on only one or two market segments.  Therefore, it intends to continue to operate in selected market segments that may not directly relate to one another.  However, through its focused diversity strategy, the Company is aggressively seeking to build those businesses which offer the best opportunities for future growth and profitability, through both organic growth and acquisitions.  A key part in the implementation of the Company’s strategy was the restructuring initiative which was announced in 2002 and completed in 2005.  The Company expects to take further actions in support of its strategy in future quarters.

In addition to its strategic objectives, the Company is seeking to reduce its operating costs through the implementation of lean enterprise throughout its production facilities, and the launching of efforts to source products and materials from lower cost countries such as Mexico and China.  The Company has recently hired a country manager to supervise and expand its China initiatives and believes that many of its businesses, especially those in the Food Service Equipment and Engineered Products Groups, can benefit from increased sourcing from China.  During the quarter ended March 31, 2005, the Company completed the creation and organization of a wholly owned subsidiary in Tianjin, China to help facilitate its sourcing initiative.  The Company is also evaluating the creation of manufacturing operations in China for certain of its product lines to take advantage of the lower operating costs and the expanding market in China for certain products.  The Company is evaluating expanding its manufacturing operations in Mexico to take advantage of the lower operating costs there.  Increased Mexican production is expected to be of particular benefit to the Food Service Equipment, Engineered Products and Air Distribution Products Groups.  The Company expects to open a manufacturing facility and hire approximately 100 employees in Mexico during fiscal 2006.  The Company has also placed a priority on identifying and implementing operational and strategic synergies amongst its businesses.

There are a number of key external factors other than general business and economic conditions that can impact the performance of the Company.  Some of those that have affected the Company’s businesses in recent quarters have been new home construction starts, expansion plans within the food service industry, which includes restaurants, food retailers and institutional food service providers, and the number and size of new programs within the automotive industry.  The price of steel and other commodities, including copper and petroleum-based foam insulation, have continued to have an effect on three of the Company’s segments:  Air Distribution Products, Engineered Products and Food Service Equipment.  Material cost increases for galvanized steel, stainless steel, carbon steel sheet material, copper wire, foam insulation and refrigeration components have required those segments to implement price increases during the past year to offset the increased cost of those materials.  The impact of such price increases on the affected segments is further described below.  In addition, exchange rates continued to have an overall positive impact on the Company, although to a lesser extent in this quarter than in previous quarters.

There are several items that affect the comparability of performance information of the Company between the periods discussed in this report.  These items include the following:

•

In the first quarter of fiscal 2005, we recognized an additional charge of $498,000 associated with the disposal of the global operations of James Burn International (JBI).

•

In the third quarter of fiscal 2004, we announced the consolidation of the Rochester, N.Y. engraving business into the Richmond, Virginia facility and recorded pre-tax restructuring charges in the first quarter of fiscal 2005 of $791,000 in our Engraving Group.

•

In the second quarter of fiscal 2004, we acquired all of the outstanding common shares of Nor-Lake, Incorporated ("Nor-Lake") to complement and expand the product offerings within our Food Service Equipment Group.

•

In the second quarter of fiscal 2004, we acquired substantially all the assets of Magnetico, Inc. ("Magnetico"), a manufacturer of magnetic components, to expand the product offerings of our Engineered Products Group.

•

In the second quarter of fiscal 2004, we completed the sale of the Jarvis Caster Group business, part of the Engineered Products Group.

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

Consolidated Results from Continuing Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net Sales	$163,094	$143,443	$491,701	$414,057
Gross Profit Margin	30.00%	32.70%	31.70%	33.40%
Other Operating Income	$ -	$ 238	$ -	$ 279
Restructuring Expense	$ -	$ (433)	$ (799)	$ (1,179)
Income from Operations	$ 8,113	$ 8,773	$ 32,042	$ 27,384

Backlog as of March 31	$ 93,118	$ 95,194

Net Sales

	Thee Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net Sales, as reported	$163,094	$143,443	$491,701	$414,057
Components of Change in Sales:
Effect of Acquisitions	$ -		$ 22,800
Effect of Exchange Rates	$ 928		$ 3,820
Organic Sales Growth	$ 18,723		$ 51,024

Net sales for the quarter ended March 31, 2005 increased $19.7 million over sales for the third quarter of fiscal 2004, a 13.7% increase.  $928,000 was due to the favorable impact of exchange rates.  The remaining $18.7 million was due to organic sales growth from existing businesses.  Organic sales are defined as sales from businesses which were included in the Company’s results for both the current reporting period and the same period of the previous year, and include the effect of price changes.  The increase in organic sales was led by several of our core businesses, including businesses within the Food Service Equipment, Air Distribution Products, Engraving and Engineered Products Groups.  Price increases accounted for 40.6% of the organic sales growth while the remainder was due to volume improvements.

Net sales for the nine months ended March 31, 2005 increased $77.6 million over the same period of fiscal 2004, an 18.8% increase.  $22.8 million of the increase was attributable to acquisitions and $3.8 million was due to the favorable impact of exchange rates.  Organic sales growth from existing businesses resulted in the remaining $51.0 million in increased sales.  The divisions described above as being responsible for the sales increase in the third quarter were also responsible for the increase over the nine-month period.

Gross Profit Margin

The Company’s consolidated gross profit margin decreased to 30.0% for the quarter ended March 31, 2005, versus 32.7% in the same quarter of last year.  The entire decline was attributable to the Air Distribution Products Group (ADP).  Over half of the margin decline was due to the increased cost of steel and other raw materials.  Although price increases were obtained previously, they were not sufficient to offset the percentage increase in raw material costs.  Changes in product mix and higher labor costs accounted for the remainder of the decline.  Recent quoting activity for steel indicates that prices seemed to have stabilized.  Margins were substantially unchanged in the Company’s other operating groups, although margins in the Food Service Equipment Group would have increased by a full percentage point except that margins in the third quarter of last year were unfavorably affected by a fair value adjustment associated with the acquisition of Nor-Lake.  A strong sales performance by Nor-Lake in the current quarter, plus the impact of price increases in the Group’s other business units, accounted for the improvement in operating margins.

Consolidated gross profit margin for the nine months ended March 31, 2005 were 31.7%, compared to 33.4% during the same period in fiscal 2004.  The Air Distribution Products, Consumer and Engineered Products Groups experienced margin declines period over period.  These declines are attributable to the inability to increase prices by an amount equal to the percentage increase in raw material costs, lower margin business and changes in product mix.  Margins for the Food Service Equipment Group remained flat with the same period one year earlier.  Margin improvement in the Engraving Group of approximately 200 basis points was primarily attributable to increased operating efficiencies arising from the combination of two facilities which was completed during the first quarter of fiscal 2005.

Other Operating Income and Restructuring

The Company includes restructuring charges and certain other operating expenses and income as separate line items.  “Other Operating Income” typically includes gains or losses on the sale of real property.  The restructuring and realignment program was completed in the first quarter of fiscal 2005.  For the nine months ended March 31, 2005, the Company incurred restructuring costs of $799,000, pre-tax, compared to $1.2 million one year earlier.  During the nine months ended March 31, 2004, the Company recognized gains of $279,000 on the sale of two parcels of developed real estates.  These properties represented excess capacity to the Company following the consolidation of the operations conducted at those properties into other operating facilities.

Income from Operations

For the three months ended March 31, 2005, income from operations decreased $660,000, a 7.5% decrease from the same period in fiscal 2004.  Improvements in income from operations were noted in the Food Service Equipment and Engraving Group, but these were more than offset by decreases in the ADP, Engineered Products, and Consumer Groups as well as increased corporate expenses.  For the nine months ended March 31, 2005, income from operations increased $4.7 million, a 17.0% increase.  This improvement was largely attributable to the Engineered Products, Engraving and Food Service Equipment Groups.  Further explanations of the changes are noted below by segment.

Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2005 was 30.8%, a decrease of 5.1% from 35.9% in the same period in fiscal 2004.  This decrease can be attributed to the recognition in the current quarter of additional benefits realized upon the completion of the Company’s Fiscal 2004 tax returns.  These additional benefits were primarily attributable to increases in research and development credits as well as increases in foreign tax credits when compared to those amounts estimated and recorded at June 30, 2004.  The Company believes that the current period rate is not reflective of our actual rate and expects future period rates to increase to those experienced by the Company previously.  The effective rate for the nine months ended March 31, 2005 was 33.6%, compared to 35.6% for the same period one year earlier.  The decrease in the effective tax rate can be attributed to above mentioned benefits as well as a decrease in both the average effective state and foreign income tax rates.

Backlog

For the period ended March 31, 2005, backlog decreased $2.1 million, a 2.2% decrease from the same period one year earlier.  The decrease was most notable within the ADP and Food Service Equipment Groups.  Most of the decrease in the Food Service Equipment Group was the timing of shipments in the USECO line of products.  Last year’s backlog included an unusually large number of shipments that were scheduled for delivery in the fourth quarter by customers for the USECO line of products.  ADP’s backlog last year contained a large number of orders received in advance of announced price increases.  When these factors are excluded, backlog across the remaining units is up.  Increased activity in the Engineered Products and Engraving Groups has resulted in backlog improvements in both of those Groups.

Segment Analysis

Net Sales

The following table presents net sales by business segment (in thousands):

	Three Months Ended		Nine months Ended
	March 31		March 31
	2005	2004	2005	2004
Food Service Equipment Group	$ 56,185	$ 44,928	$173,812	$130,566
Air Distribution Products Group	31,844	29,382	99,514	86,667
Engraving Group	21,715	18,714	58,842	53,679
Engineered Products Group	30,971	27,265	90,271	74,690
Consumer Products Group	22,379	23,154	69,262	68,455
Total	$163,094	$143,443	$491,701	$414,057

Food Service Equipment Group

Net sales for the Group for the three months ended March 31, 2005 increased $11.3 million, an increase of 25.1% over the same period one year earlier.  Strong sales of refrigerated cabinets, walk-ins and freezers led the segment’s improved sales performance.  The increase in sales of the segment’s refrigerated and freezer cases was due primarily to high demand and, to a lesser extent, to price increases implemented since the same quarter of last year.  Our hot food preparation equipment improved when compared to the same period one year earlier, due largely to increased supermarket purchases of rotisserie and combi-ovens.  Beverage pump sales continued at strong performance levels during the quarter due primarily to high demand but fell short of the levels reached in the prior year.  As previously announced, a large beverage customer moved warehouses in the fourth quarter of fiscal 2004.  In anticipation of this move, a large number of orders were filled in the third quarter of the prior year.

Net sales for the Group in the nine months of fiscal 2005 increased $43.3 million, or 33.1% over the same period one year earlier.  The Nor-Lake acquisition was responsible for approximately $21.6 million of the increase in net sales during the nine-month period.  Exchange rates favorably impacted sales by $1.2 million.  Organic sales for the nine months ended March 31, 2005 increased $20.4 million, or 15.6%.  Similar to the factors which led to the improvement in sales for the current quarter, refrigerated cabinets, walk-ins and freezers, while strong beverage pump sales in the first six months and the completion of several large institutional orders in the first half of fiscal 2005 for USECO line of thermal reheating systems added to the increased sales performance for the segment for the nine months of fiscal year 2005.

Air Distribution Products Group

Net sales of the Air Distribution Products Group (ADP) increased $2.5 million, or 8.4% for the three months ended March 31, 2005, when compared to the same period one year earlier.  Price increases totaling approximately 21% that have been implemented since the end of the third quarter of fiscal 2004 were responsible for all of the increase.  These increases were implemented to offset the dramatically higher costs paid by the Group for steel, a significant component of the Group’s operating costs.  Net of those price increases, real unit volume was down when compared to the third quarter of last year.  The sales decline is primarily due to the timing of new housing starts, a key economic indicator for the Group, especially in the Midwest.  The decline in sales due to the timing of housing starts was partially offset by increased sales to a big box national retailer.

Net sales for ADP increased $12.9 million for the nine months ended March 31, 2005, an increase of 14.8% over the same period one year earlier.  As noted above, ADP implemented price increases in the last two quarters of fiscal 2004 to offset the higher cost of raw materials, especially steel.  Excluding the price increases, sales were down for the nine months by approximately 7.4%.  The sales decrease was due to the effect of advance buying by our customers ahead of the implementation of the price increases, as that buying pulled forward sales that would otherwise have occurred in the first quarter of fiscal 2005, and, to a lesser extent, the timing of new housing starts.

Engraving Group

Net sales for the Engraving Group increased $3.0 million in the quarter, a 16.0% increase year over year.  Positive exchange rate movements caused approximately $491,000 of the increase.  Excluding the effect of exchange rate movements, sales increased by more than 13%.  This increase was due in large part to volume increases, primarily in the automotive and consumer products industries.  Automotive customers led the quarter’s performance while the introduction of embossing machinery and rolls that improve the strength of certain consumer products has improved sales during the quarter.

Net sales for the nine months ended March 31, 2005 increased $5.2 million, a 9.6% increase from the first nine months of fiscal 2004.  Exchange rates favorably impacted net sales by $1.7 million, or 3.1%.  The remainder of the sales increase was due to the impact of a number of new automobile programs and new engraved roll business noted above.

Engineered Products Group

Net sales for the Engineered Products Group in the third quarter increased $3.7 million, or 13.6%, from the same quarter of last year.  Favorable exchange rates contributed approximately $260,000 of the increase.  The remainder of this increase can be attributed to several factors.  First, Custom Hoists increased its sales by 29% in the quarter, due in part to growth in the construction vehicle market in the United States, and in part to market share gains.  Second, revenues  in the Spincraft units increased by 16%, as penetration of the market for both new and aftermarket turbine engine components for the energy sector enhanced the unit’s performance during a quarter when the rate of growth in sales to the aerospace sector slowed to levels below those of last year.  The future growth of the Group’s sales to the aerospace sector will be dependent upon the revitalization of commercial rocket launches.  Third, the Electronics unit also improved its sales performance in the quarter, due to both favorable exchange rates and increased penetration of its core market.

Net sales for the nine months ended March 31, 2005 increased $15.6 million, or 20.9%, over the same period one year earlier.  Exchange rates favorably impacted net sales by $940,000, while acquisitions added approximately $1.2 million.  Excluding the effect of exchange rates and acquisitions, organic sales increased by $13.5 million when compared to the same period one year earlier.  The renegotiation of a long-term supply agreement with a major aerospace customer resulted in decreased volume with this customer that is likely to continue into the fourth quarter and beyond.  As noted above, improvements in all of the businesses within the Group contributed to the increased sales performance.

Consumer Products Group

Net sales for the segment for the third quarter decreased $775,000, or 3.3%, year over year.  Both our publishing and retail units experienced sales declines in the third quarter.  These declines can be attributed to several factors.  First, our publishing unit experienced higher sales returns, a soft general market condition and is nearing completion of a new curriculum format to be launched in the first quarter of fiscal 2006.  Sales of curriculum product are down as most customers are awaiting the newer series.  With respect to the retail units, same store sales decreased period over period by 1.3%.  This was essentially consistent with the survey of the Christian Booksellers Association (CBA), which reported that retail sales showed little growth during the quarter, lagging the performance of the general book industry growth during the same quarter.  In addition, the Group closed one store during the third quarter, resulting in an additional decrease in sales of $192,000.  Price increases implemented during the previous quarter caused sales for the Group's mail order unit to increase by approximately 3%.

Net sales for the nine months ended March 31, 2005 increased $807,000, or 1.2%, when compared to the same period one year earlier.  The improvements in sales within our retail Christian bookstore and publishing businesses in the first half of the year led the Group’s improvements in the first nine months.  In addition, the release during the first quarter of a major Christian-themed movie boosted sales in the retail store business.  Sales within the mail order unit were up slightly against those of the prior year period due primarily to the price increases noted above.

Income from Operations

The following table presents income from operations by business segment (in thousands):

	Three Months Ended		Nine months Ended
	March 31		March 31
	2005	2004	2005	2004
Food Service Equipment Group	$ 4,071	$ 1,682	$ 15,008	$ 10,375
Air Distribution Products Group	1,328	3,556	7,098	9,988
Engraving Group	2,459	1,886	7,417	5,234
Engineered Products Group	3,643	3,855	12,870	10,149
Consumer Products Group	1,580	2,124	4,029	4,056
Restructuring	-	(433)	(799)	(1,179)
Other income, net	-	238	-	279
Corporate	(4,968)	(4,135)	(13,581)	(11,518)
Total	$ 8,113	$ 8,773	$ 32,042	$ 27,384

Food Service Equipment Group

Income from operations for the quarter ended March 31, 2005 increased $2.4 million, or 142.0% from the same quarter last year.  In the prior year, the Company recorded a $465,000 fair value charge associated with the inventory acquired in the Nor-Lake acquisition.  Excluding this charge from the prior quarter results, income from operations increased 90.7%.  The increase is attributable to several factors.  The Nor-Lake business unit continued to turn in a strong performance, with sales gains of over 25%, a reduction in expenses through the implementation of cost control measures, and a favorable sales mix growth in higher margin sales of its scientific refrigerated product lines.  Also adding to the improved performance of the Group were the strong earnings reported from sales of the Group’s hot food preparation equipment, the income from operations of which doubled from the prior year.  These increases were offset by a reduction in income from operations of the Master-Bilt, Federal and Procon brands, the combined operating income of which declined approximately 24%.  Although price increases were implemented in the quarter by those business units, the price increases, coupled with the mix of product sold, were not sufficient to fully offset material cost increases during the quarter.  As we have previously reported, steel and foam insulation are significant components of the Group’s refrigeration cabinets and freezers.  Although steel prices have appeared to stabilize recently, the previous cost increases year over year added to the reduced operating income.  To improve operating income performance, a number of cost reduction activities were initiated during the quarter, the full benefit of which will not be recognized until future quarters.

Income from operations for the nine months ended March 31, 2005 increased $4.6 million, a 44.7% increase over the same period one year earlier.  A combination of the strong sales performances of many of the segment's products, price increases and the effect of the Nor-Lake acquisition contributed to the increase.  Material cost increases which outstripped product price increases affected the segment, especially the Master-Bilt and Federal brands, but the effects of price increases in the quarter helped to reduce the impact during the most recent quarter.  The USECO line of products and the beverage pump product line reported modest increases in income from operations during the first nine months of fiscal 2005.

Air Distribution Products Group

Income from operations for the Air Distribution Products Group (ADP) decreased $2.2 million in the current quarter when compared to the same quarter one year earlier, a 62.7% decrease.  In the third quarter of fiscal 2004, ADP’s results benefited from increased buying by customers in advance of announced price increases as well as increased penetration into non-traditional sales channels.  A combination of sales volume decreases coupled with price increases which did not fully offset the material cost increases experienced by ADP resulted in the year over year decrease.  Aggressive pricing by the industry has prevented ADP from raising prices further without the risk of losing additional volume.  Cost cutting measures and lean manufacturing techniques are being accelerated to reduce the Group’s future operating costs.

ADP was the only segment with a year-over-year decline in operating profitability for the nine months of fiscal 2005, as income from operations declined by $2.9 million, or 28.9% from the nine-month period ended March 31, 2004.  The decline was attributable to the decreases in sales volume discussed above, changes in product mix and the inability to pass all steel price increases on to all customers.

Engraving Group

The Engraving Group posted a gain of $573,000, or 30.4%, in income from operations in the third quarter of fiscal 2005 versus the same quarter of last year, reflecting strong sales performance throughout the segment and especially in its mold texturizing units, and the cost savings and synergies realized by the consolidation of its Rochester, New York and Richmond, Virginia facilities.  The successful completion of the consolidation during the first quarter of 2005 resulted in a reduction of overhead costs, which in addition to cost containment measures in other areas have resulted in improved operating income.

For the nine months ended March 31, 2005, income from operations increased $2.2 million, or 41.7%, compared to the same period one year earlier.  This improvement is a result of the cost savings and the sales performance discussed above. The majority of the sales and income improvement has been within the domestic operations.

Engineered Products Group

Income from operations decreased year over year by $212,000, or 5.5%, in the Engineered Products Group.  Income from operations of the Custom Hoists business increased 45% from the same quarter of last year, due to higher sales volume, cost reductions and the improved cost leverage.  The Spincraft units’ sales increase primarily came through new and aftermarket turbine engine components, which are typically lower margin sales than those to the aircraft and aerospace industries.  Material price increases in the specialty metals used by the unit were an additional factor in the overall decrease in operating income.  As noted in past filings, a major supply contract with a large aerospace customer was amended last year.  The reduced production resulting from this amendment contributed to the decrease in income from operations, due to lower absorption of overhead costs, The Electronics business also experienced a decline in income from operations, due primarily to increases in material costs.

For the nine months ended March 31, 2005, income from operations increased $2.7 million over the nine months ended March 31 2004.  This increase was consistent with the sales performances for the segment discussed above.  In addition, during the first quarter, Spincraft favorably amended a long-term supply contract with a major aerospace customer.

Consumer Products Group

Income from operations for the quarter ended March 31, 2005 decreased $544,000, or 25.6% when compared to the same period one year earlier.  During the quarter, the retail business incurred costs of approximately $130,000 associated with the closure of one store as well as reduced sales on a same store basis.  In addition, customers of the publishing business returned product during the quarter at a rate much higher than that experienced in the past.  The higher than expected returns, coupled with costs associated with the development of a new curriculum and reduced sales, led to the decline in income from operations.

Income from operations for the nine months ended March 31, 2005 was consistent with the same period one year earlier, declining slightly by less than $27,000, or less than 1%.  Cost control initiatives undertaken over the past two years have significantly improved the cost structures of the publishing and retail Christian bookstores businesses.  The segment’s retail businesses have increased income from operations when compared to the same period one year earlier by 38%.  The performance during the first half of fiscal year 2005 allowed the units to weather the downturn experienced in the current period.  Subsequent to the end of the third quarter, the retail operation opened one more location to replace the store closed during the current quarter.  Operating income of the segment’s mail order business unit is behind prior year levels, due to higher fruit and distribution costs, as a result of weather conditions relating to last year’s Florida hurricanes, and fuel costs, respectively.

Corporate

Operating expenses for the current quarter increased $833,000, or 20.1%.  The increase is attributable primarily to professional and audit fees associated with compliance with Section 404 of the Sarbanes-Oxley Act, and increased health insurance costs.  As part of its Sarbanes-Oxley compliance effort, the Company has incurred additional costs in connection with increased external audit fees and costs to supplement current Internal Audit staff levels.  External audit fees are expected to exceed $2 million in the current year.  The Company is primarily self-insured for health insurance and workers compensation coverage in the United States.  With the impact of medical inflation, as well as the current trend experienced by the Company, additional expenses were incurred in the current period to bring reserves to proper levels.

For the nine months ended March 31, 2005, operating expenses increased $2.1 million, or 17.9%, when compared to the same period one year earlier.  Like the quarter, this increase is attributable to increased audit and Sarbanes-Oxley related fees as well as increased other professional fees and increased wages.  Total audit fees, including those associated with the audit of the internal controls, and fees paid to supplement internal audit staff have increased approximately $600,000 year to date when compared to the same period one year earlier.  This increase is expected to continue in the fourth quarter as well.  Other professional fees include the costs paid for employee search fees and related costs and increased legal and other professional fees associated with the use of outside counsel in various matters; including the establishment of the Company’s new subsidiary in China.  In additional to those increases, wage costs increased year over year in connection with added headcount for a country manager in China as well as annual inflationary increases.

Acquisitions

On December 1, 2003 the Company acquired all of the outstanding common shares of Nor-Lake in an all cash deal.  The results of Nor-Lake’s operations have been included in the Consolidated Statement of Operations since that date.  Nor-Lake is one of the nation’s largest suppliers of walk-in coolers and freezers to the food service and scientific industries.  The Company views Nor-Lake as a strategic fit within its Food Service Equipment segment for a number of reasons.  It is a provider in the quick serve restaurant business, where the Company did not have a significant presence.  Adding Nor-Lake to a segment which the Company has targeted for growth is consistent with the focused diversity strategy, in that combining Nor-Lake with the Company’s other food service equipment businesses will provide better opportunities for each of those businesses to capitalize on their respective strengths in systems, technologies and manufacturing expertise, and will create natural synergies within the segment’s distribution and service network.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash Flows

Nine Months Ended March 31, 2005

For the nine months ended March 31, 2005, operating activities used $1.1 million in cash, as compared to $20.5 million in cash generated for the same period one year earlier.  The change in operating cash flows is primarily attributable to the required and voluntary cash contributions made to the domestic defined benefit pension plans of $4.5 million and $15 million, respectively, through the first nine months compared to $5.9 million in the first nine months ended March 31, 2004.  Excluding the $15 million voluntary contribution, cash generated from continuing operations was $13.9 million for the nine months ended March 31, 2005.  Inventory requirements of $7.4 million to support the increased sales volume are the reason for the remaining decrease in operating cash flows when compared to the same period one year earlier.  Net working capital (defined as accounts receivable plus inventories less accounts payable) increased $13.0 million for the nine month period.  In addition, the Company generated $4.2 million in cash from the sale of JBI and the collection from an escrow account associated with the sale of the Jarvis Caster Group which was used to partially fund the $7.7 million used by discontinuing operations.  The cash used by discontinuing operations was primarily attributable to the settlement of liabilities retained.  The Company expended $7.1 million in expenditures for capital and paid dividends of $7.7 million in the nine months ended March 31, 2005.  These uses of cash were funded through additional net borrowings of $17.4 million.

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

In addition, we regularly evaluate acquisition opportunities.  We anticipate that any cash needed for future acquisition opportunities would be obtained from borrowings under the revolving credit facility.  We have available borrowing capacity under various agreements of up to $61.9 million as of March 31, 2005.

The Company sponsors a number of defined benefit plans and defined contribution plans.  We have evaluated the current and long-term cash requirements of these plans.  As noted above, the operating cash flows from continuing operations is expected to be sufficient to cover required contributions under ERISA and other governing regulations.

Borrowings under the revolving credit facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio, as defined in the revolving credit facility.  The effective rate interest rates for borrowings outstanding were 3.81% and 2.31%, respectively, at March 31, 2005 and June 30, 2004.  The annual facility fee in effect on our Revolving Credit Facility at March 31, 2005 was 0.25%.

The following table sets forth the Company’s capitalization at March 31, 2005 and June 30, 2004:

	March 31,	June 30,
	2005	2004
Short-term debt	$ 73,212	$ 746
Long-term debt	53,300	108,786
Total Debt	126,512	109,532
Less cash	17,045	17,504
Total net debt	109,467	92,028
Stockholders’ equity	175,860	163,534
Total capitalization	$285,327	$255,562

The Company’s net debt increased by $17.4 million to $109.5 million at March 31, 2005.  The Company’s net debt to capital percentage was 38.4% at March 31, 2005 compared to 36.0% at June 30, 2004.

The Company has an insurance program in place for certain retired executives.  Current executives and new hires are not eligible for this program.  The underlying policies have a cash surrender value of $21.6 million and are reported net of loans of $12.5 million for which the Company has the legal right of offset.  These policies have been purchased to fund supplemental retirement income benefits for certain retired executives.  The aggregate value of future obligations was approximately $4.2 million and $4.8 million at March 31, 2005 and June 30, 2004, respectively.

The revolving credit facility contains customary affirmative and negative covenants.  In general, the covenants contained in the revolving credit facility are more restrictive than those of the Senior Notes due at various times.  Among other restrictions, these covenants require that the Company meet specified financial tests, including minimum levels of earnings from operations before interest, taxes, depreciation, and amortization (EBITDA), and various debt to EBITDA ratios.  These covenants also limit the Company’s ability to incur additional debt, make acquisitions, merge with other entities, create or become subject to liens and sell major assets.  At June 30, 2004 and March 31, 2005, the Company was in compliance with these financial covenants, and based upon its current plans and outlook, believes that it will continue to be in compliance with these covenants during the upcoming 12-month period.

The revolving credit facility is scheduled to expire in February 2006.  As such, borrowings outstanding under this facility have been classified as current in the third quarter of fiscal 2005.  During the quarter, the Company began discussions with banks participating in of the current revolving credit facility to enter into a new facility by December 2005.  In addition, the Company believes that it has adequate access to the private credit market.  Based on those discussions and the general bank credit market, the Company believes it can complete a new agreement sooner if the need arose.  The Company believes that these resources, along with the cash flow generated from operations, will be sufficient to meet its anticipated cash funding needs for the foreseeable future.

The Company is contractually obligated under various operating leases for real property.  No significant leases were consummated in the first nine months of fiscal 2005.

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

Seasonality – Historically, the second and fourth quarters have been the best quarters for our consolidated financial results.  Due to the gift-giving holiday season, the Consumer Products Group has experienced strong sales benefiting the second quarter performance.  The fourth quarter performance of the Food Service Equipment, ADP and Consumer Products Groups have historically been enhanced by increased activity in the constructional food retail outlets, the home building industry, and seasonal publications used in summer programs, respectively.

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

Interest Rate

The Company's interest rate exposure is limited primarily to interest rate changes on its variable rate borrowings. From time to time, the Company will use interest rate swap agreements to modify our exposure to interest rate movements.  At March 31, 2005, the Company has no outstanding interest rate swap agreements.  A hypothetical 1% increase in interest rates would cost the Company approximately $650,000 in additional interest expense on an annual basis.

The Company also has $53.3 million of long-term debt and $7.1 million of short-term debt at fixed interest rates as of March 31, 2005.  There would be no immediate impact on the Company's interest expense associated with its long-term debt due to fluctuations in market interest rates.  There has been no significant change in the exposure to changes in interest rates from June 30, 2004 to March 31, 2005.

Concentration of Credit Risk

The Company has a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of March 31, 2005, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.  In certain segments, some customers represent greater than 5% of the segments' revenues.  In the Food Service Equipment Group, one customer accounts for approximately 5% of estimated annual sales.  In our Engineered Products segment, one aerospace customer accounts for approximately 8.5% of segment annual revenues and one energy customer accounts for approximately 5.3% of estimated annual sales.  We have a long-term supply agreement with the aerospace customer.  Although we believe our relationship with this customer is good and will be ongoing, there can be no assurances that this will continue for the entire term of the supply agreement.  In our Food Service Equipment segment, many of our national accounts regularly review their selection of vendors.  Although our companies have historically prevailed and even gained market share under these circumstances, the outcome of future reviews cannot be predicted.

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

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls during the quarterly period ended March 31, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(e)

The following table provides information about purchases by the Company during the quarter ended March 31, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
				(d) Maximum number
			(c) Total number of	(or appropriate dollar
			shares (or units)	value) of shares (or
	(a) Total number of	(b) Average price	purchased as part of	units) that may yet be
	shares (or units)	paid per share	publicly announced	purchased under the
Period	Purchased	(or unit)	plans or programs	plans or programs

January 1, 2005 – January 31, 2005	5,637	$29.14	5,637	1,101,032
February 1, 2005 – February 28, 2005	9,662	$26.28	9,662	1,091,370
March 1, 2005 – March 31, 2005	7,706	$30.27	7,706	1,083,664
TOTAL	23,005	$28.32	23,005	1,083,664

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

(b)

The Company filed reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2005.  In chronological order the filings covered the following matters:

1.

A Form 8-K was filed on January 27, 2005 announcing the Company’s earnings for the fiscal quarter ended December 31, 2004.

2.

A Form 8-K was filed on February 15, 2005 furnishing information relating to an investor presentation made on February 15, 2005 and is not filed for purposes of the Securities Exchange Act of 1934 and is not deemed incorporated by reference by any general statements incorporating that Form 8-K by reference into any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

3.

A Form 8-K was filed on March 16, 2005 announcing the creation of a direct financial obligation relating to a U.S. defined pension plan contribution of the Company funded by proceeds borrowed under the Company's unsecured, revolving, syndicated credit facility.

ALL OTHER ITEMS ARE INAPPLICABLE

STANDEX INTERNATIONAL CORPORATION

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDEX INTERNATIONAL CORPORATION

Date:

May 6, 2005

/s/ CHRISTIAN STORCH

Christian Storch

Vice President/CFO

Date:

May 6, 2005

/s/ TIMOTHY S. O'NEIL

Timothy S. O'Neil

Chief Accounting Officer