Form 10-K
period 2005-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2005-09-13
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

Indicate by check mark whether the Registrant is a shell filer (as defined in Rule 12b-2 of the Exchange Act).  YES [  ]     NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at the close of business on December 31, 2004 was approximately $344,448,000.  Registrant’s closing price as reported on the New York Stock Exchange for December 31, 2004 was $28.49 per share.

The number of shares of Registrant's Common Stock outstanding on August 31, 2005 was 12,353,847.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders (Part III) of this report are incorporated by reference.

Statements contained in this Annual Report on Form 10-K that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company’s business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired.  These factors include, but are not limited to general and international economic conditions, specific business conditions in one or more of the industries served by the Company, lower-cost competition, both domestic and foreign, in certain of our businesses, the impact of higher raw material costs, uncertainty in the mergers and acquisitions market generally, an inability to realize the expected cost savings from the implementation of lean enterprise manufacturing techniques, the failure to timely start up manufacturing operations at the Company's new plant in Mexico, and the inability to achieve the savings expected from the sourcing of raw materials from China.  In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

PART I

ITEM 1.  BUSINESS

Standex International Corporation (the "Company" or "we" (1)) was incorporated in 1975 and is the successor of a corporation organized in 1955.  We are a leading, focused, diversified manufacturer.  We produce a variety of products and provide services for selected market segments, with operations on a global basis in five reporting business segments:  Food Service Equipment, Air Distribution Products, Engraving Products, Engineered Products and Consumer Products.  Maintaining our diversification across multiple lines of business has enabled us to achieve earnings consistency throughout market and economic cycles.  As a result, we have paid dividends each quarter since Standex became a public corporation in November 1964.

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

Our basic strategy is to grow the earnings of our niche businesses which have high market share, acquire companies that offer strategic fits with existing businesses, pursue operational efficiencies in our businesses and maintain a lean corporate structure.

We call our operating strategy “focused diversity”; whereby we strive to provide customer driven, engineered solutions.  This strategy is designed to achieve:

▪

Long-term growth in sales and earnings.

▪

Continuous improvements in our cost structure and working capital utilization via lean enterprise and other management initiatives.

▪

New product development and consistent product enhancement.

▪

Completion of bolt-on acquisitions which will deliver tangible synergies to supplement the sales and earnings growth of the overall Company.  We continually assess each of our businesses to determine whether they fit with our evolving strategic vision, with our primary focus on businesses with strong fundamentals and growth opportunities.

Please visit our web site at www.standex.com to learn more about us or to review our most recent SEC filings.  The information on our web site is not incorporated into this Annual Report on Form 10-K.

Transactions in Fiscal 2005

Effective September 1, 2004, the Company divested the business of James Burn International, a manufacturer of wire binding systems with locations primarily in the United States, United Kingdom, Singapore, Sweden, France and Mexico.  The Company recognized an impairment charge of $11.9 million pre-tax in fiscal 2004 in accordance with Financial Accounting Standards No. 144.  The Company has also recognized in connection with this transaction a tax benefit of approximately $4.4 million.  This transaction is more fully described in both the Management's Discussion and Analysis and the Notes to Consolidated Financial Statements.

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

Food Service Equipment Segment

Our Food Service Equipment businesses are leading broad-line manufacturers of commercial foodservice equipment.  Our products are used throughout the entire process; from storage, to preparation, to display and to delivery.  Our equipment helps restaurants, convenience stores, quick-service restaurants, supermarkets, bakeries and healthcare and other institutional users meet the challenges of providing food and beverages that are fresh and appealing with the comfort of knowing the reliability of the equipment.  Our products are sold direct and through industry representatives.  Through innovation and acquisition, we continue to expand this segment.  Our brands and products include:

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

Consumer Products Segment

Our Consumer Products segment provides our customers products ranging from religious themed publications and related materials to high quality consumable goods.  Our products are sold and marketed through catalogs, direct sales and industry representatives.  Our customers include consumers, religious followers and churches. The following describes the businesses and products of our Consumer Products segment:

▪

Standard® Publishing publishes religious periodicals, curricula, Vacation Bible School materials, Sunday school literature, children’s books and supplies.

▪

Berean® Christian Stores, a chain of 18 Christian bookstores, serving as distribution centers and retail outlets for religious books and merchandise.

▪

Standex Direct, which includes the Frank Lewis® Grapefruit Club, Red Cooper® and Harry's Crestview Groves® brand names.  Combined, they sell grapefruit packages, grapefruit juice, grapefruit sections, onions, melons and other related food products.

Air Distribution Products Segment

Our Air Distribution Products (“ADP”) business is the leading manufacturer of metal ducting and fittings for residential heating, ventilating and air conditioning applications.  With seven manufacturing locations located throughout the United States, ADP’s ability to service national accounts seamlessly gives them a competitive advantage to the smaller regional competitors.  Through technology, ADP continues to expand its industry position not only in construction but in tract housing.  Our investment in technology allows ADP to continue high-volume output while providing customization, reducing lead times to our customers.  Our products are sold through both HVAC wholesalers and, more recently through large scale do-it-yourself stores throughout the continental United States.  Our brand names in Air Distribution Products include Snappy®, ACME, ALCO and Standex.

Engraving Segment

Our Engraving Group is a world leader in providing the expertise and the experience to apply texture to tools used in the production of plastics, paper and many other items, giving the final product the cosmetic appearance and appeal that our customers require.  Our 19 locations enable us to better serve our customers within key geographic areas worldwide, including the United States, Canada, Europe, Asia Pacific, Australia and South America.  Our Engraving companies specialize in embossing and engraving techniques serving a wide variety of industries.  Through process technology and acquisitions, our portfolio of products for texturizing continues to expand, increasing the ever growing tooling library that is important to this business.  Our companies and products within the Engraving Group include Roehlen®, I R International and Eastern Engraving which engrave and emboss rolls and plates used in manufacturing continuous length materials; Mold-Tech® which texturizes molds used in manufacturing plastic injected components; Mullen® Burst Testers; and Perkins converting and finishing machinery.  Our products are sold direct and through manufacturers’ representatives.  The Engraving Group serves a number of industries including the automotive, plastics, building products, synthetic materials, converting, textile and paper industry, computer, houseware and construction industries.

Engineered Products Segment

Our Engineered Products group provides customized solutions to meet our customers’ needs.  From proprietary manufacturing techniques to component manufacturing, our Engineered Products segment gives our customers access to companies that will work to provide a product for today and tomorrow.  This group has the ability to manufacture and engineer products for a wide number of industries including aerospace, aircraft, energy, automobile and truck body manufacturers, to name a few.  Sales are made both directly to customers and through manufacturers’ representatives, dealers and distributors.  The following describes the businesses and products of our Engineered Products segment.

▪

Spincraft® metal spinning and custom fabricated components for applications primarily in the aerospace and energy sectors.

▪

Standex Electronics, which manufactures reed switches, electrical connectors, sensors, toroids and relays, fixed and variable inductors and electronic assemblies, fluid sensors, tunable inductors, transformers and magnetic components.

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

Seasonality

Typically, the second and fourth quarters represent the best quarters for our consolidated financial results.  Due to the gift-giving holiday season, the Consumer Products segment experiences strong sales benefiting the second quarter performance.  Fourth quarter performance is enhanced by increased activity in the construction industry.

Patents and Trademarks

We hold approximately 80 United States patents covering processes, methods and devices and approximately 86 United States trademarks.  Many counterparts of these patents have also been registered in various foreign countries.  In addition, we have various registered and unregistered trademarks.

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

Working Capital

The Company’s primary source of working capital is the cash generated from continuing operations.  No segments require any special working capital needs outside of the normal course of business.

Backlog

Backlog orders believed to be firm at June 30, 2005 and 2004 are as follows (in thousands):

2005

2004

Food Service Equipment

$  30,526

$  32,686

Consumer Group

5,112

5,114

Air Distribution

2,672

2,414

Engraving

9,152

8,636

Engineered Products

    83,845

  102,635

Total

131,307

151,485

Net realizable beyond one year

    30,141

    46,898

Net realizable within one year

$101,166

$104,587

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

International Operations

Substantially all international operations of the Company are related to domestic operations and are included in the Food Service Equipment, Engraving Group and Engineered Products business segments.  International operations are conducted at 20 plants, principally in Western Europe.  See the Notes to Consolidated Financial Statements for international operations financial data. Our international operations contributed approximately 11.1% of operating revenues in 2005 and 11.5% in 2004.  International operations are subject to certain inherent risks in connection with the conduct of business in foreign countries including, exchange controls, price controls, limitations on participation in local enterprises, nationalizations, expropriation and other governmental action and changes in currency exchange rates.

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

Environmental Matters

To the best of our knowledge, the Company believes that it is presently in substantial compliance with all existing applicable environmental laws and does not anticipate that any instances of non-compliance will have a material effect on its future capital expenditures, earnings or competitive position.

Financial Information About Geographic Areas

Information regarding revenues from external customers attributed to: the United States, all foreign countries and any individual foreign country, if material, is contained in the Notes to Consolidated Financial Statements for “Industry Segment Information”.

Number of Employees

As of June 30, 2005, the Company employed approximately 5,400 employees of which 3,500 were in the United States.  About 1,000 of these employees were represented by unions.

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

ITEM 2.  PROPERTIES

At June 30, 2005, we operated a total of 93 principal plants, stores and warehouses located throughout the United States, Western Europe, Canada, Australia, Singapore, China, Brazil and Mexico.  The Company owned 35 of the facilities and the balance were leased.  The Company operated 18 retail stores in various sections of the United States, of which all were leased and included in the balance noted above.  The approximate building space utilized by each product group of Standex at June 30, 2005 is as follows (in thousands):

Area in Square Feet

Owned

Leased

Food Service Equipment

789

235

Consumer

342

258

Air Distribution Products

732

42

Engraving

330

266

Engineered Products

326

199

General Corporate

29

--

Held for Sale

   415

   128

Total

2,963

1,128

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

52

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

As COO of Outboard Marine Corporation (“OMC”) (June-August 2000), Mr. Fix completed a strategic review and commenced implementation of programs to address the financial crisis the company had been experiencing since about 1997.  Mr. Fix became President and CEO of OMC in August 2000.  In December 2000, at the direction of the investors, a voluntary petition in Bankruptcy pursuant to Chapter 11 of the U.S. Bankruptcy Code was filed for OMC.  In August 2001, the case converted to a voluntary case under Chapter 7 of the U.S. Bankruptcy Code.

Deborah A. Rosen

50

Chief Legal Officer of the Company since October 2001; Vice President of the Company since July 1999; General Counsel of the Company since January 1998; and Secretary of the Company since October 1997.

Christian Storch

45

Vice President and Chief Financial Officer of the Company since September 2001; Manager of Corporate Audit and Assurance Services of the Company from July 1999 to August 2001; prior thereto Divisional Financial Director and Corporate Controller of Vossloh AG, a publicly held German corporation.

Timothy S. O'Neil

34

Chief Accounting Officer since September 1, 2004; Assistant Treasurer since November 2003; Financial Controller November 2002 to August 2004; prior thereto Senior Manager, Deloitte & Touche LLP.

Duane Stockburger

66

Group Vice President of the Food Service Group since January 2003; Vice President/General Manager of Master-Bilt Products from February 1997 to December 2002.

Randy Scott

57

Group Vice President of Standex Consumer Products Group and President of Standard Publishing since December 2002 and prior thereto Vice President of Business Development at Cook Communications.

Robert R. Kettinger

63

Corporate Controller of the Company from July 1991 to August 2004.

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

Common Stock Prices and Dividends Paid

Common Stock Price Range

Dividends

2005

2004

per Share

Year Ended June 30

High

Low

High

Low

2005

2004

First quarter

$27.25

$21.55

$24.50

$20.98

$0.21

$0.21

Second quarter

29.19

23.21

29.28

24.16

0.21

0.21

Third quarter

30.09

26.57

29.95

25.75

0.21

0.21

Fourth quarter

30.31

25.55

28.28

24.01

0.21

0.21

The approximate number of stockholders of record on August 31, 2005 was 2,788.

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

Quarter Ending June 30, 2005

(d) Maximum Number

(c) Total Number of

(or Appropriate Dollar

Shares (or units)

Value) of Shares (or

(a) Total Number

(b) Average

Purchased as Part of

units) that May Yet Be

of Shares (or

Price Paid per

Publicly Announced

Purchased Under the

Period

units) Purchased

Share (or unit)

Plans or Programs

Plans or Programs

April 1, 2005 –

April 30, 2005

5,146

$28.03

5,146

1,078,518

May 1, 2005 –

May 31, 2005

1,850

26.38

1,850

1,076,668

June 1, 2005 –

June 30, 2005

  9,477

  29.52

  9,477

1,067,191

   TOTAL

16,473

$28.71

16,473

1,067,191

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Selected financial data for the five years ended June 30, 2005 is as follows:
	2005	2004	2003	2002	2001
SUMMARY OF OPERATIONS (in thousands)
Net Sales
Food Service Equipment	$ 244,407	$ 191,791	$ 145,768	$ 139,128	$ 147,056
Consumer	91,585	90,839	94,017	100,842	103,911
Air Distribution Products	129,716	118,640	103,279	101,069	97,208
Engraving	78,434	72,162	54,392	46,964	57,388
Engineered Products	122,098	104,018	92,742	89,447	79,473
Total	$ 666,240	$ 577,450	$ 490,198	$ 477,450	$ 485,036
Gross Profit	$ 210,469	$ 194,563	$ 169,770	$ 169,999	$ 175,229
Operating Income
Food Service Equipment	$ 20,851	$ 15,548	$ 10,455	$ 9,818	$ 13,627
Consumer	6,141	5,170	2,464	6,681	9,360
Air Distribution Products	7,424	13,869	12,907	16,793	12,310
Engraving	10,242	7,262	5,667	1,863	6,487
Engineered Products	17,195	13,618	14,625	12,921	12,806
Restructuring	(2,668)	(1,218)	(5,364)	--	--
Other, net	1,672	279	(5,556)	--	--
Corporate	(18,216)	(17,532)	(12,906)	(11,458)	(8,057)
Total	$ 42,641	$ 36,996	$ 22,292	$ 36,618	$ 46,533

Interest Expense	(6,493)	(5,725)	(6,810)	(8,546)	(10,998)
Other operating income/(expense), net	523	665	172	(138)	200
Provision for income taxes	(11,980)	(9,857)	(4,814)	(8,907)	(14,780)
Income from continuing operations	24,691	22,079	10,840	19,027	20,955
Income (loss) from discontinued operations	(1,048)	(11,474)	3,309	1,370	3,942
Cumulative effect of accounting change	--	--	--	(3,779)	--
Net income	$ 23,643	$ 10,605	$ 14,149	$ 16,618	$ 24,897

EBIT(1)	42,587	37,661	22,464	36,480	46,733
EBITDA(1)	54,507	49,132	33,411	47,198	57,874
PER SHARE DATA
Basic
Income from continuing operations	$ 2.01	$ 1.81	$ 0.90	$ 1.57	$ 1.72
Income (loss) from discontinued operations	(0.08)	(0.94)	0.27	0.11	0.33
Cumulative effect of change in accounting principle	--	--	--	(0.31)	--
Total	$ 1.93	$ 0.87	$ 1.17	$ 1.37	$ 2.05
Diluted
Income from continuing operations	$ 1.99	$ 1.79	$ 0.89	$ 1.55	$ 1.70
Income (loss) from discontinued operations	(0.08)	(0.93)	0.27	0.11	0.32
Cumulative effect of change in accounting principle	--	--	--	(0.31)	--
Total	$ 1.91	$ 0.86	$ 1.16	$ 1.35	$ 2.02

Dividends paid	$ 0.84	$ 0.84	$ 0.84	$ 0.84	$ 0.83

	2005	2004	2003	2002	2001
BALANCE SHEET AND CASH FLOW (in thousands)
Total Assets	$ 442,306	$ 442,693	$ 422,480	$ 406,039	$ 424,264
Accounts Receivable	93,676	89,435	91,714	93,219	98,470
Inventories	86,836	85,787	82,530	92,931	102,674
Accounts Payable	(58,379)	(54,252)	(41,241)	(35,209)	(33,554)
Net Working Capital	122,133	120,970	133,003	150,941	167,590
Change in net working capital	$ 1,163	$ (12,033)	$ (17,938)	$ (16,649)	$ (12,547)

Long-term debt	$ 53,300	$ 108,786	$ 109,019	$ 50,087	$ 153,019
Short-term debt	52,213	746	910	82,221	2,532
Total debt	105,513	109,532	109,929	132,308	155,551
Less cash	23,691	17,504	11,509	8,092	8,955
Net debt	81,822	92,028	98,420	124,216	146,596
Shareholders’ Equity	175,553	163,534	161,922	178,432	172,174
Total Capitalization	$ 257,375	$ 255,562	$ 260,342	$ 302,648	$ 318,770

Depreciation	$ 11,920	$ 11,471	$ 10,947	$ 10,718	$ 11,141
Capital expenditures	$ 8,815	$ 7,383	$ 6,351	$ 9,599	$ 11,926
Cash flow from continuing operations	$ 24,450	$ 34,081	$ 46,581	$ 35,105	$ 25,945

KEY STATISTICS	2005	2004	2003	2002	2001

Gross profit margin	31.59%	33.69%	34.63%	35.61%	36.13%
Operating income margin	6.40	6.41	4.55	7.67	9.59
EBIT as a percentage of sales	6.39	6.52	4.58	7.64	9.63
EBITDA as a percentage of sales	8.18	8.51	6.82	9.89	11.93
Net debt to total capital ratio	31.79	36.01	37.80	41.04	45.99

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

	Year Ended June 30,

	2005	2004	2003	2002	2001
Net income	$ 23,643	$ 10,605	$ 14,149	$ 16,618	$ 24,897
Loss (Income) from discontinued operations, net of tax	1,048	11,474	(3,309)	(1,370)	(3,942)
Cumulative effect of accounting change	--	--	--	3,779	--
Interest income	(577)	--	--	--	--
Provision for income taxes	11,980	9,857	4,814	8,907	14,780
Interest expense, net	6,493	5,725	6,810	8,546	10,998
EBIT	$ 42,587	$ 37,661	$ 22,464	$ 36,480	$ 46,733

Depreciation & Amortization	11,920	11,471	10,947	10,718	11,141

EBITDA	$ 54,507	$ 49,132	$ 33,411	$ 47,198	$ 57,874

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Standex International Corporation (the “Company” or “we”) is a leading producer of a variety of products and services for diverse market segments.  The Company has five reporting segments:  Food Service Equipment Group, Air Distribution Products Group, Engraving Group, Engineered Products Group, and Consumer Products Group.  Because these segments serve different markets, the performance of each is affected by different external and economic factors.

The Company believes that its diversification has helped to reduce the earnings cyclicality that affects many companies that focus principally on only one or two market segments.  Therefore, it intends to continue to operate in selected market segments that may not directly relate to one another.  However, through its focused diversity strategy, the Company is aggressively seeking to build those businesses which offer the best opportunities for future growth and profitability, through both organic growth and acquisitions.  A key part in the implementation of the Company’s strategy was the restructuring initiative which was announced in 2002 and completed in 2005.  Among the measures taken as part of that initiative were the divestitures of product lines that offered little growth opportunity.  The Company expects to take further actions in support of its strategy in future quarters by seeking bolt-on acquisitions that both increase its presence in existing markets and broaden the reach of its products and technology into complementary markets.  To achieve this, the Company has put in place an acquisition program designed to identify acquisition candidates in areas that have been determined to be most strategically significant to its business portfolio, such as food service, scientific chambers and cabinets, electronics, hydraulics and engraving.  In addition to using traditional in-house merger and acquisition resources, we are working with several investment bankers to conduct searches on our behalf for larger companies with sales in excess of $30 million.

In addition to its strategic objectives, the Company is aggressively seeking to reduce its operating costs through continued implementation of lean enterprise throughout its production facilities, the rationalization of its manufacturing capacity, and the launching of efforts to source products and materials from and manufacture products in lower cost countries such as Mexico and China.  The Company, and especially its Food Service Equipment and Engineered Products Groups, is aggressively implementing the sourcing of materials from China and has identified significant savings of 20 to 30 percent from Chinese procurement sources.  During fiscal year 2005, the Company completed the creation and organization of a wholly owned subsidiary in Tianjin, China to help facilitate its sourcing initiative.  Through the team at this subsidiary, the Company has identified approximately $10 million in potential procurements, and has commenced the actual placement of purchase orders.  The Company is also evaluating the establishment of manufacturing operations in China for certain of its product lines to take advantage of the lower operating costs and the expanding market in China for certain products.

Through the construction of a new facility, the Company is expanding its manufacturing operations in Mexico, both to take advantage of the lower operating costs there, which it expects will permit an improvement in profit margins on high volume, labor intensive products, and to better reach potential new customers and markets in California and the southwestern United States.  The Company expects to spend approximately $7 million relating to the facility in fiscal 2006, including initial capital improvements.  The construction is expected to be completed by the end of the second quarter of fiscal year 2006.  The Company also expects that the costs to bring the facility to full capacity will be dilutive to earnings by approximately $700,000 to $1 million in fiscal 2006.  The facility is expected to be of particular benefit to the Food Service Equipment, Engineered Products and Air Distribution Products Groups.  The Company anticipates that once the facility is fully operational, which it expects will occur by the end of fiscal 2007, annual savings in the range of $2 million to $2.5 million will be realized.

The Company has also placed a priority on identifying and implementing operational and strategic synergies amongst its businesses.  During fiscal 2005, the Company took steps to lower the Air Distribution Products Group’s (ADP) cost structure by closing one of the Group’s eight factories.  This closure, which occurred in the fourth quarter, resulted in a pre-tax restructuring charge of approximately $1.9 million.  Given the diversity in the portfolio of the Company and the need to reduce operating costs, the Company will periodically incur costs associated with this type of cost reduction activity as restructuring.

There are a number of key external factors other than general business and economic conditions that can impact the performance of the businesses of the Company.  The key factors affecting each business are described below.

There are several items that affect the comparability of performance information of the Company between the periods discussed in this report.  These items include the following:

•

In the fourth quarter of fiscal 2005, we recognized a pre-tax restructuring charge of $460,000 for severance in connection with the closure of a manufacturing plant representing excess capacity in our ADP Group.

•

In the fourth quarter of fiscal 2005, we recorded an impairment charge of $1.4 million associated with the closure of the manufacturing plant in our ADP Group and the decision to sell the real property at that location.

•

In the fourth quarter of fiscal 2004, we recognized a pre-tax charge of $11.9 million associated with the disposal of the global operations of James Burn International (JBI).  In the first quarter of fiscal 2005, an additional pre-tax charge of $498,000 was taken in connection with the final disposition of JBI.

•

In the third quarter of fiscal 2004, we announced the consolidation of the Rochester, N.Y. engraving business into the Richmond, Virginia facility and recorded pre-tax restructuring charges in the first quarter of fiscal 2005 of $791,000 in our Engraving Group.

•

In the second quarter of fiscal 2004, we acquired all of the outstanding common shares of Nor-Lake, Incorporated to complement and expand the product offerings within our Food Service Equipment Group.

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

The Company monitors a number of key performance indicators including net sales, income from operations, capital expenditure, backlog and gross profit margin.  A discussion of these key performance indicators is included within the discussion below.  Unless otherwise noted, references to years are to fiscal years.

Consolidated Results from Continuing Operations (in thousands)

	2005	2004	2003
Net Sales	$666,240	$577,450	$490,198
Gross Profit Margin	31.6%	33.7%	34.6%
Other Operating Income	$ 1,672	$ 279	$ (5,556)
Restructuring Expense	$ (2,668)	$ (1,218)	$ (5,364)
Income from Operations	$ 42,641	$ 36,996	$ 22,292

Backlog	$101,166	$104,587	$ 76,420

Net Sales

	2005	2004	2003
Net Sales, as reported	$666,240	$577,450	$490,198
Components of Change in Sales:
Effect of Acquisitions	$ 22,800	$ 43,800
Effect of Exchange Rates	$ 5,100	$ 7,800
Organic Sales Growth	$ 60,890	$ 35,652

Net sales from continuing operations increased $88.8 million in fiscal year 2005, a 15.4% increase over fiscal year 2004.  Acquisitions added $22.8 million in sales in 2005 while exchange rates favorably impacted sales by $5.1 million.  After taking these into account, organic sales increased $60.9 million.  Organic sales are defined as sales from businesses which were included in the Company’s results for both the current reporting period and the same period of the previous year, and include the effect of price changes.  The increase in organic sales was led by several of our core businesses, including businesses within the Food Service Equipment, Engineered Products, Engraving and Air Distribution Products Groups.  Price increases accounted for approximately 48.6% of the organic sales growth while the remainder was due to volume improvements.  A further discussion by segment follows.

Net sales from continuing operations increased $87.3 million in fiscal year 2004 over 2003, a 17.8% increase.  Acquisitions added $43.8 million in sales in 2004 while exchange rates favorably impacted sales by $7.8 million.  After taking these into account, organic sales increased $35.7 million.  With the exception of the Consumer Products segment, all of our segments reported strong sales growth, with the Food Service Equipment segment reporting the strongest gain.

Gross Profit Margin

The Company’s consolidated gross profit margin decreased to 31.6% for fiscal year 2005 from 33.7% in 2004.  The decline was attributable solely to the ADP Group, and was due to several factors.  First, price increases obtained by ADP have not been sufficient to offset the significantly higher price of steel, a key component of the Group's products, over the past year.  Steel prices have stabilized recently, although at levels higher than in 2003 and 2004.  Margins in the Engraving Group improved year over year, due to increased volume and to efficiencies resulting from the consolidation of the Group's Rochester, New York facility into the Richmond, Virginia facility.  Margins in the Company's other segments were substantially the same as last year.  In the Food Service Equipment Group, increased sales of lower-margin products were offset by price increases and a strong performance by the Nor-Lake business unit.

Consolidated gross margin for 2004 was 33.7% compared to 34.6% in 2003, a slight decrease year over year.  The impact of higher steel and other raw material costs in 2004 were essentially offset by price increases implemented during the year.  These price increases had a dilutive effect on gross profit margin.  The change is also attributable to the mix of product sales, with higher sales in the ADP and Food Service Equipment Groups weighting the overall margin down when compared to the prior year levels.

Other Operating Income/Expense and Restructuring

The Company includes restructuring charges and certain other operating expenses and income as separate line items.  “Other Operating Income/Expense” typically includes gains or losses on the sale of real property.  During the fiscal year ended June 30, 2005, the Company recorded gains on the sale of assets held for sale of approximately $1.7 million compared to gains on the sale of property of $279,000 in the prior year.  The gains in the current year were primarily attributable to the sale of the land and building in Rochester NY, the operations of which were consolidated into our Richmond, VA location during the current fiscal year.

The Company previously noted the completion of the activities associated with the restructuring and realignment plan announced in October 2002.  Although the Company does not presently anticipate any additional comprehensive restructuring plan, the diversity of its business portfolio and the ongoing imperative of reducing operating costs makes it likely that the Company will incur costs from time to time that, in accordance with current accounting standards, will be classified as restructuring type activities.  These reductions in costs will likely come from various sources, including reducing headcounts, implementing lean manufacturing disciplines and shutting down excess capacity.  During the fiscal year ended June 30, 2005, the Company incurred restructuring and impairment costs of approximately $2.7 million, pre-tax, compared to $1.2 million in the prior year.  Of this amount, approximately $1.9 million was associated with the closure of a plant in the ADP Group, while the remainder was largely associated with the consolidation of the Rochester, New York facility of the Engraving Group.

During fiscal 2004, the Company incurred restructuring costs of approximately $1.2 million under the restructuring and realignment plan announced in October 2002.  This amount compared to $5.4 million in fiscal 2003.  Additional information regarding the restructuring plan is contained within the Notes to the Consolidated Financial Statements.  In 2004, the Company sold certain properties, resulting in net pre-tax gain of $279,000, which compared to a pre-tax expense of $5.6 million in fiscal 2003.  This expense was largely due to costs associated with the early retirements of two former key executives.  The charges related to these retirements included costs that previously were being amortized to an anticipated retirement age, the net present value of the conversion feature of life-insurance policies, and a retirement bonus.  The majority of these benefits are being paid over a ten-year period commencing after their retirement.

Income from Operations

For the year ended June 30, 2005, income from operations increased $5.6 million, a 15.3% increase over fiscal 2004.  Four out of the five segments posted double digit increases.  ADP was the exception, reporting a year over year decline in operating income.  A further discussion is included in the segment discussions that follow.

Income from operations increased $14.7 million in fiscal year 2004, a 65.9% increase over the previous year.  Restructuring costs decreased $4.1 million year over year.  See Notes to the Consolidated Financial Statements for additional detail on restructuring expenses.  In 2003, the Company incurred a cost of $5.6 million associated with the early retirements of two former key executives.  After factoring in these decreases in expenses, the remaining increase in operating income of $5.0 million is attributable primarily to improved performances within the Food Service Equipment, Consumer Products and Engraving Groups, offset by increased Corporate expenses.  See further discussions below by segment.

Income Taxes

The Company’s effective income tax rate for the year ended June 30, 2005 was 32.7%, an increase of 1.8% from 30.9% in the prior year.  The prior year's rate included a settlement, net of related fees, of $630,000 associated with a multi-year research and development credit.  Excluding this additional credit, the rate from continuing operations would have been approximately 33.4%.  The 2005 rate includes additional benefits realized upon the completion of the Company’s tax returns for fiscal 2004 reflecting additional tax credits as well as a decrease in the effective foreign income tax rate when compared to the same period in the prior year.

The effective income tax rate from continuing operations for 2004 was 30.9%, essentially unchanged from the prior year’s rate of 30.7%.  Included in the 2004 rate was a settlement, net of related fees, of $630,000 associated with a multi-year research and development credit.  Excluding this additional credit, the rate from continuing operations would have been approximately 33.4%.

Capital Expenditure

In general, the Company’s capital expenditures over the longer term are expected to be equivalent to its annual depreciation costs.  Capital expenditures for 2005 were $8.8 million, well below annual depreciation of $11.9 million.  The Company continued to invest cautiously in capital during the year.  Capital expenditure increased $1.4 million in 2005, a 19.4% increase over 2004.  The Company is investing in new processing technologies primarily in its Food Service Equipment, Engraving and Engineered Products segments designed to improve productivity and throughput.  The Company anticipates capital spending between $17 million and $19 million in 2006, including $7 million associated with the new manufacturing facility in Mexico.

Capital expenditures for 2004 were $7.4 million, compared to annual depreciation of $11.5 million.  Capital expenditure increased $1.0 million in 2004, a 16.3% increase over 2003.  The Company invested in technologies primarily in our Food Service, Air Distribution Products, Engraving and Engineered Products segments.

Backlog

For the year ended June 30, 2005, backlog decreased $3.4 million, a 3.3% decrease from the prior year.  The decrease was due primarily to the fact that orders in the Food Service Equipment Group were impacted by the timing of shipments in the USECO line of products and the movement by two large Procon customers to supplier-managed inventory systems, which minimized order placement to shipment timeframes.  Last year's backlog contained a number of shipments that were delayed until the fourth quarter by USECO customers for the USECO line of products.  When these non-recurring factors are excluded, backlog across the remaining units is up substantially over last year.  This stronger backlog at the remaining units is due to increased activity in their respective markets.

Segment Analysis

Net Sales

The following table presents net sales by business segment (in thousands):

	2005	2004	2003

Food Service Equipment	$244,407	$191,791	$ 145,768
Consumer Products	91,585	90,839	94,017
Air Distribution Products	129,716	118,640	103,279
Engraving Group	78,434	72,162	54,392
Engineered Products	122,098	104,018	92,742
	$666,240	$577,450	$ 490,198

Food Service Equipment

Net sales increased by $52.6 million in 2005 when compared to 2004, a 27.4% increase.  The acquisition of Nor-Lake in December 2003 accounted for $21.6 million of this increase.  Favorable exchange rates, primarily among the U.S. dollar, the EURO and the British Pound, resulted in an increase to sales of $1.5 million.  Excluding these impacts, net sales increased $29.5 million, or 15.4%.  This increase was fueled by strong performances of the commercial refrigeration, hot food equipment and fluid dispensing and circulating systems businesses.  The improved performance in the commercial refrigeration business was due primarily to high demand and, to a lesser extent, to price increases implemented since last year.  The hot food preparation equipment improvement is due to increased supermarket store sales of rotisserie and combi-ovens in Europe, where the merger of two supermarket chains provided a significant retrofitting opportunity.  Sales of beverage pumps by the Procon Products unit remained strong and diversification into commercial applications, including welding, pesticide and other industrial applications, added to the unit’s growth.  Sales of pumps to these sectors increased 16% and 75%, respectively, over the prior year.  The Group will continue to pursue opportunities to expand geographically and to diversify its product offerings.  The Group also intends to increase its presence with larger buying groups, which represent large food service equipment customers.  Sales of the Group’s other products were largely unchanged from those noted in the prior year.

Net sales increased by $46 million in 2004 when compared to 2003, a 31.6% increase.  The acquisition of Nor-Lake in December 2003 accounted for $27.7 million of this increase.  Favorable exchange rates resulted in an increase to sales of $1.9 million.  Excluding these impacts, net sales increased $16.5 million, or 11.3%.  This increase was fueled by the strong performances of our commercial refrigeration, USECO and display case products lines.  The commercial refrigeration business benefited from increased equipment orders in the food service industry, especially among its largest customers, and the display products business benefited from a tripling of export sales to South America.  The USECO business completed several product redesigns in fiscal 2004 and was awarded a number of new contracts with hospital and other institutional customers in fiscal 2004.

Consumer Products

Net sales increased $746,000 in 2005, essentially flat with sales in the prior year.  An increase in sales for the publishing business, the sales of which were positively impacted by new product launches in its curriculum line of products was offset by declines in sales at our religious book store chain where same store sales decreased 6% in the fourth quarter of fiscal 2005 from the same quarter of fiscal 2004, a result consistent with the broader Christian book store market.  The same period in 2004 was positively impacted by the release of a major Christian themed movie.  During fiscal 2005, the Company closed one store and completed the acquisition of an independent store in the third quarter.  Sales of our direct marketing business were largely unchanged from those of the prior year.

Net sales decreased $3.2 million in 2004, a change of 3.4% from 2003.  This decrease was consistent with the Company’s efforts to focus the businesses of the Group on improving profitability.  Sales within the religious book store and direct marketing business improved during the second half of fiscal 2004, in part due to several notable Christian themed books and movies.

Air Distribution Products

Net sales increased by $11.1 million in 2005, a 9.3% increase over 2004.  Price increases totaling approximately 17% that were implemented in the last two quarters of fiscal 2004 were responsible for all of the increase.  These increases were implemented to offset the dramatically higher costs paid by the segment for galvanized steel, a significant component of the segment’s operating costs.  Net of those price increases, real unit volume was down when compared to the prior year.  The decline was due largely to the fact that sales in 2004 were positively impacted by customer buying in advance of announced price increases.  The Company believes that the distortion caused by the advance buying that occurred in the prior year has ended, and anticipates that sales will return to normal levels.  The Group's business correlates to housing starts in the regions in which the Group operates, which on a proportionate basis have been flat recently.  The Group has diversified its sales channels.  In addition, the segment is positioned to benefit from an increased number of national accounts, due to its manufacturing presence throughout the United States.

Net sales increased by $15.4 million in 2004, a 14.9% increase over 2003.  Sales increased as a result of a continued strong housing market, product price increases and penetration into the do-it-yourself market.  Price increases were implemented in fiscal 2004 to help offset the rapidly rising steel prices experienced throughout the fiscal year.  The Company often gives an advanced notice to customers of the price increases.  As noted above, some of the sales gains made in 2004 represented advance buying by those customers.

Engraving Group

Net sales increased by $6.3 million in 2005, or 8.7% over 2004.  Favorable exchange rates accounted for $2.3 million of the sales increase in 2005.  Excluding this effect, sales increased $4.0 million, or 5.5% in the current year.  The increase was attributable to strong demand within all three of the Group's business areas: mold texturization, roll and plate engraving, and embossing equipment.  The mold texturization business was positively impacted by strong automotive program work worldwide.  The embossing business benefited from the introduction of machinery and rolls that improve the cosmetic appeal and utility of consumer products.  Roll and plate engraving received increased orders from several larger industrial companies for laminating rollers and leather embossing plates.  The majority of the sales increases noted above occurred in the U.S., Mexico, Brazil and China, while European operations reported an increase in sales of 2.6% year over year.

Net sales increased by $17.8 million in 2004, or 32.7% over 2003.  Of this amount, $14.2 million was the result of the Group's acquisition in June 2003 of I R International and Dornbusch & Cia, its Brazilian affiliate.  Favorable exchange rates accounted for the remainder of the increase.

Engineered Products

Net sales increased by $18.1 million in 2005, or 17.4% over 2004.  $15.7 million of the increase was attributable to organic sales growth.  The remainder was due equally to the impact of the acquisition of Magnetico and an affiliate in 2004 and favorable currency translation adjustments.  The organic sales increase was led by the Custom Hoists unit, the sales of which increased $8.5 million.  This increase in sales reflected the stronger core market for telescoping hydraulic cylinders for the dump trailer and dump body industry.  Lean manufacturing initiatives in the Custom Hoists unit have helped to improve the unit’s cycle times, deliveries and throughputs, allowing the unit to better serve its customers.  Electronics sales increased $1.1 million in the current year, helped by increased sales of fluid level and other pressure indicators for the automotive industry.

Spincraft sales increased $6.1 million, due largely to sales of new and aftermarket turbine engine components for the energy sector.  Sales within the aerospace sector finished slightly ahead of 2004 levels.  The future growth of the aerospace sector will be dependent upon the revitalization of commercial rocket launches for heavy payloads and the success of new start up ventures focused on light to medium payload rocket launches.  Sales in aviation are consistent with those noted in the prior year as the sector continues to be driven by the expansion of smaller regional jets.

Net sales increased by $11.3 million in 2004, or 12.2% over 2003.  In 2004, the Company completed the acquisition of Magnetico and its affiliate.  The effect of this acquisition was an increase in sales of $1.9 million.  Favorable exchange rates increased sales by $2.1 million in 2004.  After taking these into consideration, organic sales increased $7.3 million in 2004, or 13.4%. This was led by the Custom Hoists unit, year over year sales of which increased $5.9 million.  This increase in sales reflected the recovery in Custom’s core market for telescoping lifts.  This market had been in a recession for several years prior to the recovery that began in 2004.  Organic sales of the Electronics unit increased by $1.6 million in 2004.  Products including fluid level and other pressure indicators for the automotive industry helped to fuel this increase in net sales.

Income from Operations

The following table presents income from operations by business segment (in thousands):

	2005	2004	2003

Food Service Equipment	$ 20,851	$ 15,548	$ 10,455
Consumer	6,141	5,170	2,464
Air Distribution Products	7,424	13,869	12,907
Engraving Group	10,242	7,262	5,667
Engineered Products	17,195	13,618	14,625
Restructuring	(2,668)	(1,218)	(5,364)
Other Expenses, net	1,672	279	(5,556)
Corporate	(18,216)	(17,532)	(12,906)
	$ 42,641	$ 36,996	$ 22,292

Food Service Equipment

Income from operations (our measure of segment performance) increased by $5.3 million in 2005, a 34.1% increase over 2004.  The increase is attributable to several factors.  First, Nor-Lake reported sales gains, a favorable sales mix resulting from increased sales of higher margin scientific refrigerated products, and significant expense reductions as a result of the implementation of cost control measures.  Second, income from operations of hot food preparation equipment sales, increased more than 70% from the prior year.  These increases were offset by a reduction in income from operations within our commercial refrigeration and display businesses, the combined operating income of which declined approximately 15%.  Price increases were implemented during the year, but they were not sufficient to fully offset material cost increases.  Steel, refrigeration components and foam insulation are significant elements of the cost structure of refrigerated cabinets and freezers, and these prices increased significantly during the year.  Although commodity prices have appeared to stabilize recently, the previous increases year over year resulted in reduced operating income.

Income from operations increased by $5.1 million in 2004, a 48.7% increase.  The Company consolidated the manufacturing facility of USECO into the Master-Bilt facility in 2003.  This consolidation significantly reduced USECO’s overhead and labor costs.  The increase was also attributable to the increased sales noted above, and improved margins in our Procon and Federal units, due to their successful implementation of lean manufacturing and better sourcing of materials from alternative sources.

Consumer Products

Income from operations increased by $971,000 in 2005, an 18.8% increase over 2004.  Much of this increase is attributable to the publishing business, where cost containment measures and improved sales performance resulted in an increase in operating income of over 19%.  This increase was offset by reduced operating incomes in both the Christian book store and direct marketing businesses.  The book seller business incurred costs of approximately $130,000 associated with the closure of one store during the current year, as well as the reduced sales on a same store basis noted above.  The decrease in operating income in the direct marketing business is attributable to the increased cost of grapefruit as the hurricanes which occurred last year in Florida damaged the crop, resulting in reduced supplies and higher costs.  Results for the prior year included one-time costs of $369,000 associated with the closure of the commercial printing business.  Excluding these costs, income from operations increased by $602,000, a 10.9% increase, with sales flat year over year.  The cost reduction measures taken in the prior years have allowed the businesses to continue to show improvement in income from operations despite minimal sales growth.   The Group will continue to focus on cost containment, while focusing on new product development for the publishing unit; more focused marketing in the direct marketing business, and consumer satisfaction activities by the book seller.

Income from operations increased by $2.7 million in 2004, a 109.8% increase over 2003.  Much of this increase is attributable to management’s focus on improving profitability.  The operating income of the direct marketing business increased $2 million year over year as a result of lower marketing expenses and improved operating efficiencies.  In addition, the closure of the commercial printing operation improved the publishing unit’s profitability.

Air Distribution Products

The ADP Group was the only segment which reported a decrease in year over year operating income.  Income from operations decreased $6.4 million, or 46.5% when compared to the prior year.  As noted above, this segment implemented price increases of approximately 17% in fiscal 2004 to offset increases in the price of steel.  These price increases significantly mitigated, but did not fully offset the total cost increase.  Further, ADP experienced volume decreases, which affected operating income.  The Group has taken steps to control its costs, including the acceleration of lean manufacturing disciplines and the closure of one of its eight manufacturing facilities in the fourth quarter of 2005.  The Group also expects to benefit from establishing a manufacturing presence at the new facility in Mexico discussed in the Overview.  Manufacturing at that location will be done at lower costs, and the proximity of the facility to locations in the southwestern United States, where housing starts are expected to increase at rates greater than for rates the U.S. overall, will allow the Group to better penetrate these important markets.

Operating income grew by $962,000 in 2004, a 7.5% increase over 2003.  This improvement was driven by an increase in sales volume of 15%, partially offset by higher costs for hot rolled galvanized steel.  This steel is a primary component for ADP. The rapid price increases seen throughout the steel industry during 2004 were largely offset by sales price increases.

Engraving Group

Income from operations rose by $3.0 million in 2005, a 41.0% increase over 2004, reflecting strong sales performance throughout the segment, and the cost savings and synergies realized by the consolidation of the segment’s Rochester, New York and Richmond, Virginia facilities.

Operating income rose by $1.6 million in 2004, a 28.1% increase over 2003.  This increase was in line with the growth in sales for this segment over the same period.   The benefits of the closure of the Rochester, N.Y. facility and its consolidation into our Virginia operations were offset by closure costs in 2004.  This segment is continually developing new digital based technologies to reduce the cost of engraving and texturizing and to substantially improve throughput and lead times.

Engineered Products

Income from the operations of the Engineered Products Group increased $3.6 million in 2005 year over year, or 26.3%.  Income from operations of the Custom Hoists business increased 62% from the prior year, due to the higher absorption rate that results from higher sales volume and cost reduction activities.  Income from operations of the Spincraft units in 2005 was approximately the same as in 2004.  A reduction in operating income due to the fact that a higher percentage of the unit’s sales in 2005 were of lower-margin turbine engine components was offset by improved productivity and a favorable adjustment resulting from the renegotiation of a long-term supply contract with a major aerospace customer.  These positives were offset by a decrease in income from operations within the Electronics business.  This decrease was due primarily to increases in material costs.

Operating income in 2004 decreased $1.0 million, or 6.9% when compared to the prior year.  The Custom Hoists unit more than doubled its operating income year over year, an increase of $1.8 million, due to growth in net sales.  This improvement was more than offset by declines at the Spincraft and Electronics units.  The Spincraft units were negatively impacted by the cost of raw materials, which the units were unable to pass on to customers.

Corporate

Operating expenses for the current year increased $684,000, or 3.9% over 2004.  The increase is primarily attributable to professional and audit fees associated with compliance work, and increased insurance costs.  To meet the requirements of Section 404 of the Sarbanes-Oxley Act, the Company has incurred costs for additional manpower to supplement current staff levels within the Internal Audit function, as well as increased costs associated with the external audit of the Company’s financial statements.  External audit fees exceeded $2 million in fiscal year 2005, an increase of 82% from last year.  The Company is primarily self-insured for health insurance and workers' compensation coverage in the United States.  With the impact of medical inflation, as well as current trends experienced by the Company, additional expenses were incurred in the current year to bring reserves to proper levels.  These increased costs were largely offset by other cost reductions in corporate operations.

Operating expenses in 2004 increased $4.6 million, a 35.8% increase over 2003.  The increase was attributable to increased professional fees associated with the Company’s Sarbanes Oxley Act compliance, project costs associated with the multi-year research and development credit discussed above and higher audit fees, totaling $1.4 million.  In addition to those costs, increased pension expense costs of $2 million and increased compensation costs of $1.3 million also contributed to higher expenses in 2004.

Acquisitions

The Company's growth is dependent not only on organic growth within its existing businesses, but also on the successful completion of acquisitions that align with the strategic goals of the Company.  The ability to complete these transactions is dependent upon a number of factors, including the acquisition multiples that the market is demanding, the synergies that can be realized, and the ability to obtain appropriate financing.

2004 Acquisitions

On December 1, 2003 the Company acquired all of the outstanding common shares of Nor-Lake in an all cash deal.  The results of Nor-Lake’s operations have been included in the Consolidated Statement of Operations since that date.  Nor-Lake is one of the nation’s largest suppliers of walk-in coolers and freezers to the food service and scientific industries, with annual net sales of $54.4 million.  Nor-Lake is an excellent strategic fit with our Food Service Equipment segment for a number of reasons.  It is a provider to the quick serve restaurant business, a segment of the market where we did not have a large presence. In addition, combining Nor-Lake with our other food service equipment businesses will provide opportunities to capitalize on their respective strengths in systems, technologies and manufacturing expertise, and will create natural synergies in our distribution and service network.

In December 2003, substantially all of the assets of Magnetico and its affiliate, Trans American Transformer, Inc., were purchased in an all cash transaction.  The affiliated companies, with combined estimated annual sales of $3.2 million, custom design and manufacture high-reliability, flight-critical magnetic components for U.S. military and the aerospace and avionics industries.  This business unit is part of the Electronics unit in the Engineered Products Group.  The total purchase price for the above two acquisitions was $34.8 million and resulted in the recognition of $14.6 million in goodwill.

Discontinued Operations

In June 2004, the Company’s board of directors approved a plan to divest the James Burn International (JBI) global operations.  The Company completed the sale of JBI in the first quarter of 2005.  The Company recorded a pre-tax impairment charge for the assets to be sold of approximately $11.9 million in 2004 and an additional $498,000 in 2005, including costs to sell.  JBI recorded annual sales of $26.2 million in fiscal 2004.  JBI specializes in wire binding supplies and equipment and has operations located primarily in the United States, Mexico, United Kingdom, France and Singapore. The wire binding market is experiencing great overcapacity and JBI’s business had continued to decline over the last several years.  The operations of JBI have been included in discontinued operations for all periods presented.

As part of the restructuring and realignment plan announced in October 2002, the Company sold its Jarvis Caster Group (previously included in the Engineered Products segment) in November 2003.  The caster market in the United States has been impacted by the influx of product from Asia Pacific and from excess global capacity.  These market conditions and the Company’s assessment of the Jarvis Caster Group’s sales and earnings growth potential, led the Company to divest itself of Jarvis.

Jarvis recorded sales of $56.3 million in the fiscal year ended June 30, 2003.  The results of operations of the Group, together with a gain reported in the first quarter of 2004 from the sale of real estate, were reclassified to discontinued operations.  Also reclassified was an impairment charge related to Jarvis of $1.9 million recorded in the first quarter of 2004.  The sale of Jarvis did not have a material impact to net income.

During the second quarter of 2004, the Company finalized its decision to close its printing operation (included in the Consumer segment) and cease its commercial printing business.  In recent years, the printing industry has been undergoing a massive consolidation along with weak demand, overcapacity and rising costs.  The Company believed that it could achieve a financial savings by outsourcing its printing needs.  This business unit had net sales of $6.8 million in fiscal 2003.  The Company completed the closure of this operation at the end of March 2004.  The Company recorded a pre-tax charge of $1.3 million in the second quarter of fiscal 2004 as a result of the closure.

In October 2003, the Company announced it was exiting the German business for roll technology engraving products, which had net sales of $1.9 million in fiscal 2003.  The operation, which was part of the Engraving segment, had not been profitable for several years, largely because the business lacked the scale to compete effectively with its two largest competitors in the European market, both of which are headquartered in Germany.  As a result of the decision to close the business, a pretax charge of $1.1 million was included in discontinued operations in the Statements of Consolidated Income.

Liquidity and Capital Resources

Cash Flow

Our primary sources of liquidity are cash flows from continuing operating activities and our revolving credit facility with eight banks.  In 2005, continuing operations generated $24.5 million of cash flow, compared to $34.1 million in fiscal 2004.  The decrease was due to the Company's decision to contribute $21.0 million to our pension plans in the current year, compared with $7.6 million in the prior year.  Excluding the pension contributions, cash flows from continuing operating activities increased by $3.8 million.  This increase is attributable to improved profitability as well the receipt of a tax refund in fiscal 2005 of approximately $4 million for the 2004 tax returns.  These positive cash flow components were offset by approximately $1.2 million in increased net working capital from continuing operations.  Net working capital is defined as accounts receivable plus inventories less accounts payable.  In addition, the sale of certain real estate generated $4.0 million of incremental cash during the year while discontinued operations generated $663,000 in cash through the collection of proceeds of $4.6 million offset by losses and the settlement of liabilities retained as well as other changes in assets and liabilities of $3.9 million in cash during the year.  We redeployed those resources by investing $8.8 million in cash for capital expenditures and by reducing debt by $4.1 million.  In addition, we returned $10.2 million to shareholders through cash dividends.

We believe that cash flows from continuing operating activities in fiscal 2006 will be sufficient to cover capital expenditures, restructuring activities, operating lease payments, pension contributions, mandatory debt payments and dividends.  We expect to spend between $17 million and $19 million on capital expenditures in fiscal 2006.  In addition, we regularly evaluate acquisition opportunities.  Any cash needed for future acquisition opportunities would be obtained through a combination of any remaining cash flows from continuing operations and borrowings under the revolving credit facility.  In addition to cash flows from continuing operating activities, we have available borrowing capacity under various agreements of up to $84.9 million as of June 30, 2005.

Capital Structure

The Company has a $130 million unsecured revolving credit facility with eight banks, of which $85.0 million was unused and $84.9 million was available at June 30, 2005.  This agreement expires in February 2006.  Proceeds may be used for general corporate purposes or to provide financing for acquisition activity.  Available borrowings under the revolving credit facility are reduced by unsecured short-term borrowings.  During 2005, the Company began discussions with members of the current facility regarding a renewed facility.  The Company expects to complete the negotiations and enter into a new multi-year facility in the second quarter of fiscal 2006.  Until such time, the Company has classified the borrowings outstanding under this facility as short term in the financial statements for the period ended June 30, 2005.  The Company is confident in its ability to enter into a new facility based on the discussions held with member banks, our assessment of the credit market and the strength in the Company’s balance sheet and cash flows from continuing operations.  In addition to the revolving credit facility, at June 30, 2005, we have two money market credit facilities with banks.  These agreements provide for a maximum unsecured credit line of $20 million.  There was $66,000 in outstanding balances as of June 30, 2005 on one of these agreements.

The following table sets forth the Company's capitalization at June 30:

Year Ended June 30 (In thousands)
	2005	2004
Short-term debt	$ 52,213	$ 746
Long-term debt	53,300	108,786
Total debt	105,513	109,532
Less cash	23,691	17,504
Total net-debt	81,822	92,028
Stockholders’ equity	175,553	163,534
Total capitalization	$257,375	$255,562

Stockholders’ equity increased year over year primarily as a result of the net income of $23.6 million offset by the dividends paid of $10.2 million and changes in the additional pension liability net of tax benefit of $2.7 million less favorable foreign currency movements of $1.1 million.  The remaining changes are attributable to the treasury stock activity offset by the additional paid in capital increases associated with stock option exercises in the current year.  Short- and long-term net-debt decreased by $10.2 million to $81.8 million at June 30, 2005.  The Company's net-debt to capital percentage improved to 31.8% from 36.0% in 2004.

Historically low interest rates, prior years of negative performance of the equity markets, and changes in actuarial assumptions (including mortality rates) caused the Company to suffer higher pension liabilities and lower pension assets during the current and most recent fiscal year when compared to our history.  These assumptions are more fully described in the Notes to Consolidated Financial Statements.  As a result, the Company recorded a $34.7 million after-tax equity charge in the fourth quarter of 2003 to reflect the additional minimum liability under these plans.  Current year investment performance coupled with contributions increased the after-tax equity charge to $35.2 million in 2005.  The additional minimum liability is calculated based on the funded status of the plan at the end of the fiscal year.  Although the Company made significant contributions to the defined benefit plans during the current year, the contributions alone were not sufficient to move the variables involved in the calculation.  The Company believes that an increase in long term rates in the future will reduce significantly or even eliminate the current charge in equity.  The after-tax equity charge and the change year to year does not impact cash or earnings and could reverse in future periods should either interest rates increase and/or market performance and plan returns continue to improve.

Pension expenses are expected to decrease by approximately between $300,000 to $500,000 in 2006 as a result of the funded status of the pension plans and changes in actuarial assumptions.  Cash contribution requirements in 2006 are expected to be approximately $3.5 million.

The Company has an insurance program for certain retired key executives.  The underlying policies have a cash surrender value of $21.6 million and are reported net of loans of $12.5 million for which the Company has the legal right of offset.  These policies have been purchased to fund supplemental retirement income benefits for certain retired executives.  The aggregate present value of future obligations was $3,950,000 and $4,892,000 at June 30, 2005 and 2004, respectively.

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

Contractual obligations of the Company as of June 30, 2005 are as follows (in thousands):

Payments Due by Period

Less

More

than 1

1-3

3-5

than 5

Contractual Obligations

Total

year

years

years

years

Long- and short-term debt obligations

$105,513

$52,213

$35,713

$14,287

$3,300

Operating lease obligations

23,800

5,300

12,100

5,074

1,326

Purchase obligations

      4,500

           --

           --

    4,500

         --

Total

$133,813

$57,513

$47,813

$23,861

$4,626

Off Balance Sheet Items

The Company had no other material off balance sheet items at June 30, 2005 and at June 30, 2004.

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

Foreign Currency Translation – The Company’s primary functional currencies used by its non-U.S. subsidiaries are the EURO and the British Pound Sterling (Pound).  During the current year, both these currencies have experienced significant increases in value relative to the US dollar, the Company’s reporting currency.  Since June 30, 2003 the EURO has appreciated by 5.2% relative to the U.S. dollar, and the Pound has appreciated by 8.5% relative to the U.S. dollar.  These higher exchange values were used in translating the appropriate non-U.S. subsidiaries’ balance sheets into U.S. dollars at the end of the current quarter.

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

The Company has labor agreements with a number of union locals in the United States and a number of European employees belong to European trade unions. There were no work stoppages during fiscal year 2005 and 2004.  A total of 3 collective bargaining contracts will expire in fiscal 2006.  Although we believe we have good employee relations, there can be no assurances that work stoppages can be avoided in future periods.

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

Realization of Goodwill – Goodwill is not amortized; however, goodwill is tested for impairment at least annually.  Therefore, annually in the fourth quarter we test for goodwill impairment by estimating the fair value of our reporting units using the present value of future cash-flows method.  In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit.  The nature of the estimates made in projecting future cash flows could adversely affect the calculations made by the Company if actual cash flows are less.  In addition, the estimate of fair value includes the use of a discount rate and a rate of future growth.  A 50-basis point change in the discount rate used would not affect the Company's analysis.  A 25-basis point change in the rate of future growth, independent of other variables, would not affect the Company's analysis.  We are subject to financial statement risk to the extent that goodwill becomes impaired.

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

The cost of employee benefit plans includes the selection of assumptions noted above.  A one percentage point decrease/(increase) in the expected return on plan assets assumptions, holding our discount rate and other assumptions constant, would increase/(decrease) pension expense by approximately $460,000 per year.  A 25 basis point decrease/(increase) in our discount rate, holding all other assumptions constant, would increase/(decrease) pension expense by approximately $630,000.   See the Notes to the Consolidated Financial Statements for further information regarding pension plans.

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

Adoption of SFAS No. 123R will reduce reported income and earnings per share because Standex uses the intrinsic value method as permitted by Opinion No. 25. Accordingly, no compensation expense is recognized for share purchase rights granted under the Company's employee stock option and employee share purchase plans.  In addition, SFAS No. 123R will require that the excess tax benefits related to stock compensation be reported as a financing cash inflow rather than as a reduction of taxes paid in cash from operations.  The Company is still evaluating the impact that the adoption will have but does not believe the adoption will have a material effect to the consolidated results of operations or cash flows.

On November 29, 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Statement 151 is effective for inventory costs incurred by the Company effective July 1, 2005.  The Company does not believe adoption of Statement 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.  Interpretation No. 47 further clarifies when an entity should recognize a liability in connection with the sale, abandonment or disposal of tangible long-lived assets when this liability is conditional on a future event.  Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005.  The Company is still evaluating the impact that the adoption will have but does not believe the adoption will have a material effect to the consolidated financial position, results of operations or cash flows.

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

Exchange Risk

The Company is exposed to both transactional risk and translation risk associated with exchange rates.  Regarding transactional risk, the Company mitigates certain of its foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time.  These contracts are used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  Due to the absence of forward foreign currency contracts at June 30, 2005, the Company did not have any fair value exposure for financial instruments.

Within our foreign operations we are also exposed to transactional risks, specifically with our subsidiaries using the Euro and the British Pound Sterling.  This transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service.  A hypothetical 10% appreciation or depreciation of the value of the Euro to the U.S. Dollar at June 30, 2005 would not result in a material increase in short term debt on our Consolidated Balance Sheet.

Our primary translation risk was with the Euro and the British Pound Sterling.  We do not hedge our translation risk.  As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate

The Company's interest rate exposure is limited primarily to interest rate changes on its variable rate borrowings. From time to time, the Company will use interest rate swap agreements to modify our exposure to interest rate movements.  As of June 30, 2005, a hypothetical 10% immediate increase in interest rates would increase the Company's annual interest expense by $200,000.  At June 30, 2005 and 2004, the Company has no outstanding interest rate swap agreements.

The Company also has $53.3 million of long-term debt and $7.1 million of short-term debt at fixed interest rates as of June 30, 2005.  There would be no immediate impact on the Company's interest expense associated with its long-term debt due to fluctuations in market interest rates.

Concentration of Credit Risk

The Company has a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of June 30, 2005, no one customer accounted for more than 4% of our consolidated outstanding receivables or of our sales.  In certain segments, some customers represent greater than 5% of the segments’ revenues.  In the Food Service Equipment Group, three customers account for approximately 17.4% of annual sales.  In our Engineered Products segment, one aerospace customer accounts for approximately 10.3% of segment annual revenues and one energy customer accounts for approximately 6.8% of annual sales.  We have a long term supply agreement with the aerospace customer. Although we believe our relationship with this customer is good and will be ongoing, there can be no assurances that this will continue for the entire term of the supply agreement.  In our Food Service Equipment segment, many of our national accounts regularly review their selection of vendors.  Although our companies have historically prevailed and even gained market share under these circumstances, the outcome of future reviews can not be predicted.

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

In recent quarters, the ADP, Engineered Products and Food Service Equipment Groups experienced price increases for steel products, other metal commodities and petroleum based products.  Among those items impacted were the prices of galvanized steel strip, stainless steel and carbon steel sheet material, copper wire, refrigeration components and foam insulation.  These are key elements in the products manufactured in these segments.  Our affected divisions have implemented price increases intended on fully offsetting the increases in steel.  The implemented price increases in the Food Service Equipment Group did not fully offset the higher material costs and the price increases in ADP did not fully offset the steel price increases.  Wherever possible, the Company will implement price increases to offset the impact of material prices.   The ultimate acceptance of these price increases, if implemented, will be impacted by our affected divisions’ respective competitors and the timing of their price increases.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statements of Consolidated Income

Standex International Corporation and Subsidiaries

For the Years Ended June 30
(In thousands, except per share data)	2005	2004	2003
Net Sales	$ 666,240	$ 577,450	$ 490,198
Cost of sales	455,771	382,887	320,428
Gross profit	210,469	194,563	169,770

Selling, general and administrative	166,832	156,628	136,558
Other operating (income)/expense, net	(1,672)	(279)	5,556
Restructuring and asset impairment costs	2,668	1,218	5,364

Income from operations	42,641	36,996	22,292

Interest expense	(6,493)	(5,725)	(6,810)
Other, net	523	665	172
Total	(5,970)	(5,060)	(6,638)

Income from continuing operations before income taxes	36,671	31,936	15,654
Provision for income taxes	11,980	9,857	4,814
Income from continuing operations	24,691	22,079	10,840

(Loss)/income from discontinued operations	(1,048)	(11,474)	3,309

Net income	$ 23,643	$ 10,605	$ 14,149

Basic earnings per share:
Income from continuing operations	$ 2.01	$ 1.81	$ 0.90
(Loss)/income from discontinued operations	(0.08)	(0.94)	0.27
Total	$ 1.93	$ 0.87	$ 1.17

Diluted earnings per share:
Income from continuing operations	$ 1.99	$ 1.79	$ 0.89
(Loss)/income from discontinued operations	(0.08)	(0.93)	0.27
Total	$ 1.91	$ 0.86	$ 1.16

See notes to consolidated financial statements.

Statements of Consolidated Stockholders' Equity

Unamortized

Accumulated

Additional

Value of

Other

Total

Paid-in

Restricted

Retained

Comprehensive

Treasury Stock

Stockholders'

Year End (In thousands)

Common Stock

Capital

Stock Awards

Earnings

Income

Shares

Amount

Equity

Balance, July 1, 2002

$41,976

$12,075

$(655)

$384,589

$ (8,473)

15,897

$(251,080)

$178,432

Stock issued for employee

stock options and stock

purchase plan, including

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

plan, including related income

tax benefit

3,701

(66)

(4,329)

(628)

Restricted stock awards

--

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

$388,919

$ (28,400)

15,777

$(255,945)

$163,534

Stock issued for employee stock

options and stock purchase

plan, including related income

tax benefit

1,827

(31)

(691)

1,136

Restricted stock awards

--

Amortization of restricted-

stock awards

24

24

Treasury stock acquired

4

(539)

(539)

Comprehensive income

Net income

23,643

23,643

Foreign currency

translation adjustment

1,180

1,180

Additional minimum liability, net of

related income tax benefit

(3,185)

    (3,185)

Total comprehensive income

    21,638

Dividends paid ($.84 per share)

(10,240)

(10,240)

Balance, June 30, 2005

$41,976

$18,898

$  (63)

$402,322

$ (30,405)

15,750

$(257,175)

$175,553

See notes to consolidated financial statements.

Consolidated Balance Sheets

Standex International Corporation and Subsidiaries

As of June 30 (in thousands, except share data)	2005	2004

ASSETS

Current Assets
Cash and cash equivalents	$ 23,691	$ 17,504
Accounts receivable, net	93,676	89,435
Inventories	86,836	85,787
Prepaid expenses and other current assets	8,325	3,792
Deferred tax asset	12,674	--
Total current assets	225,202	196,518

Property, plant and equipment, net	97,613	104,128
Goodwill, net	66,910	63,415
Prepaid pension cost	26,954	25,858
Long-term deferred tax asset	--	20,610
Other non-current assets	25,627	32,164
Total non-current assets	217,104	246,175

Total assets	$ 442,306	$ 442,693

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of debt	$ 52,213	$ 746
Accounts payable	58,379	54,252
Accrued payroll and employee benefits	22,493	26,118
Income taxes	3,626	6,060
Other	23,758	24,231
Total current liabilities	160,469	111,407

Long-term debt – less current portion	53,300	108,786
Deferred income taxes	15,361	10,457
Pension obligations	25,345	35,319
Other non-current liabilities	12,278	13,190
Total non-current liabilities	106,284	167,752

Commitments and Contingencies
Stockholders' Equity
Common stock-authorized, 60,000,000 shares
in 2005 and 2004; par value, $1.50 per share;
issued 27,984,278 shares in 2005 and 2004	41,976	41,976
Additional paid-in capital	18,898	17,071
Retained earnings	402,322	388,919
Unamortized value of restricted stock	(63)	(87)
Accumulated other comprehensive income	(30,405)	(28,400)
Treasury shares (15,750,050 shares in 2005
and 15,777,142 shares in 2004, respectively)	(257,175)	(255,945)
Total stockholders' equity	175,553	163,534

Total liabilities and stockholders’ equity	$ 442,306	$ 442,693

See notes to consolidated financial statements.

Statement of Consolidated Cash Flows
Standex International Corporation and Subsidiaries

Year Ended June 30 (In thousands)	2005	2004	2003
Cash Flows from Operating Activities
Net income	$ 23,643	$ 10,605	$ 14,149
Income/(loss) from discontinued operations, net of dispositions	(1,048)	(11,474)	3,309
Income from continuing operations	24,691	22,079	10,840

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,920	11,471	10,947
Amortization of restricted stock awards	24	13	555
Deferred income taxes	7,425	(1,882)	(704)
Non-cash expense/(credit) of restructure charge	1,569	(476)	3,746
(Gain) on sale of investments, real estate and equipment	(1,589)	(111)	(870)
Increase/(decrease) in cash from changes in assets and
liabilities, net of effects from discontinued operations and business acquisitions:
Receivables, net	(3,517)	(4,712)	3,839
Inventories	(1,227)	(10,562)	8,353
Contributions to defined benefit plans	(21,000)	(7,600)	--
Prepaid expenses and other	6,997	(7,577)	(12,085)
Accounts payable	6,365	15,223	5,896
Accrued payroll, employee benefits and other liabilities	(1,714)	14,373	15,475
Income taxes	(5,494)	3,842	589
Net cash provided by operating activities from continuing operations	24,450	34,081	46,581
Net cash provided by/(used for) operating activities from discontinued operations	(3,927)	(4,980)	4,687
Net cash provided by operating activities	20,523	29,101	51,268
Cash Flows from Investing Activities
Expenditures for property and equipment	(8,815)	(7,383)	(6,351)
Expenditures for acquisitions, net of cash acquired	(587)	(30,803)	(17,681)
Proceeds from sale of investments, real estate and equipment	3,953	1,323	236
Net cash used for investing activities from continuing operations	(5,449)	(36,863)	(23,796)
Net cash provided by investing activities from discontinued operations	4,585	24,871	8,501
Net cash used for investing activities	(864)	(11,992)	(15,295)
Cash Flows from Financing Activities
Proceeds from additional borrowings	28,000	47,200	25,315
Payments of debt	(32,085)	(47,597)	(42,906)
Stock (repurchased) issued under employee stock option and purchase plans	1,827	(628)	342
Cash dividends paid	(10,240)	(10,279)	(10,145)
Purchase of treasury stock	(1,230)	(1,517)	(1,719)
Net cash used for financing activities from continuing operations	(13,728)	(12,821)	(29,113)
Net cash used for financing activities from discontinued operations	--	--	(5,058)
Net cash used for financing activities	(13,728)	(12,821)	(34,171)

Effect of exchange rate changes on cash	256	1,707	1,615

Net changes in cash and cash equivalents	6,187	5,995	3,417
Cash and cash equivalents at beginning of year	17,504	11,509	8,092

Cash and cash equivalents at end of year	$ 23,691	$ 17,504	$ 11,509

Supplemental Disclosure of Cash Flow Information:
Stock issued for acquisitions	$ --	$ --	$ 3,660
Cash paid during the year for:
Interest	6,545	5,978	6,930
Income taxes	6,171	10,126	6,656

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

Trading Securities

The Company purchases certain investments in connection with the KEYSOP Plan for executives discussed below.  These investments are classified as trading and reported at fair value.  The investments generally consist of mutual funds, are included in other non-current assets and amounted to $6.1 million and $8.1 million at June 30, 2005 and 2004, respectively.

Accounts Receivable Allowances

The accounts receivable allowances at June 30, 2005 and 2004 were $5,405,000 and $6,717,000, respectively.

Inventories and Revenue Recognition

Inventories are stated at the lower of first-in, first-out cost or market.  Product and related service revenue is recognized when the price to the customer is fixed or determinable, the collectibility of the invoice is established and when delivery has occurred.  Revenues under certain fixed price contracts are generally recorded when deliveries are made.

Assets Held for Sale

Assets held for sale are reported at the lower of the assets carrying amount or fair value, less costs to sell.  Assets held for sale are included in other non-current assets in the consolidated balance sheet and amounted to $2.4 million and $4.7 million at June 30, 2005 and 2004, respectively.

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

3 to 10 years

Computer hardware and software

3 to   7 years

Property, plant and equipment balances at June 30, are as follows (in thousands):

2005

2004

Land, buildings and leasehold

improvements

$  79,646

$  81,638

Machinery, equipment and other

 139,500

 143,422

Total

219,146

225,060

Less accumulated depreciation

 121,533

  120,932

Property, plant and equipment - net

$ 97,613

$104,128

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

Goodwill and Identifiable Intangible Assets

The Company accounts for goodwill and identifiable intangible assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."  Accordingly, all business combinations initiated after June 30, 2001 are accounted for using the purchase method, and goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives.

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

Research and Development

Research and development expenditures are expensed as incurred.  Total research and development costs charged to expense of $1,499,000, $1,530,000 and $1,595,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

Stock Compensation Plans

The Company accounts for stock options and awards at their intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.  Had the Company used the fair value method to measure equity based compensation, net income and earnings per share would have been as follows:

June 30,

2005

2004

2003

Net income, as reported

$23,643

$10,605

$14,149

Add:  Total stock-based compensation,

included in reported income,

net of income taxes

1,369

389

729

Less: Total stock-based compensation,

net of income taxes, fair value method

    (1,623)

      (915)

   (1,398)

Proforma net income

$23,389

$10,079

$13,480

Proforma earnings per share

Basic – as reported

$1.93

$0.87

$1.17

Basic – proforma

$1.91

$0.83

$1.12

Diluted – as reported

$1.91

$0.86

$1.16

Diluted – proforma

$1.89

$0.82

$1.11

Foreign Currency Translation

Assets and liabilities of non-U.S. operations denominated in local currencies are translated into U.S. dollars at year-end exchange rates. Revenues and expenses of these operations are translated using average exchange rates.  The resulting translation adjustment is reported as a component of comprehensive income, in the Statements of Consolidated Stockholders’ Equity.  Gains and losses from currency transactions are included in results of operations.  Gains/(losses) from currency transactions totaled $61,000, $25,000 and $(906,000)  for the years ended June 30, 2005, 2004 and 2003, respectively.

Derivative Instruments and Hedging Activities

Standex manages its debt portfolio by periodically using interest rate swaps to achieve an overall desired position of fixed and floating rate debt to reduce certain exposures to interest rate fluctuations.  These interest rate swaps are generally designated as cash flow hedge instruments, and reported at fair market value.  Changes in the fair value of the interest rate swaps designated as cash flow hedges are recorded in other comprehensive income. The effectiveness of outstanding interest rate swaps are measured on a quarterly basis.  There were no outstanding interest rate swaps at June 30, 2005 and 2004.

Forward foreign currency exchange contracts are periodically used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as dividends and loan payments from subsidiaries.  The Company enters into such contracts for hedging purposes only.  The Company does not hold or issue derivative instruments for trading purposes.  There were no outstanding forward foreign currency exchange contracts at June 30, 2005 or 2004.

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

Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended.  Significant estimates at Standex include the allowance for doubtful accounts, valuation of inventory, impairments of tangible and intangible assets, income taxes, self-insurance liabilities, incentive compensation liabilities, assumptions used for defined benefit plans and contingencies.  Estimates are based on historical experience, actuarial estimates, current conditions and various other assumptions that are believed to be reasonable under the circumstances.  These estimates form the basis for making judgments about the carrying values of assets and liabilities when they are not readily apparent from other sources.  These estimates assist in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies.  Actual results may differ from these estimates under different assumptions or conditions.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature.  Trading securities are reported at fair value.

Earnings Per Share

The following table sets forth the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

2005

2004

2003

Basic – Average Shares Outstanding

12,220

12,200

12,058

Effect of Dilutive Securities – Stock Options and Restricted Stock Awards

     173

     147

     121

Diluted – Average Shares Outstanding

12,393

12,347

12,179

Both basic and dilutive income are the same for computing earnings per share.  Options, which were not included in the computation of diluted earnings per share because to do so would have had an anti-dilutive effect, totaled 83,470, 132,480; and 453,268 for the years ended June 30, 2005, 2004 and 2003, respectively.

Adoption of SFAS and New Accounting Pronouncements

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

Adoption of SFAS No. 123R will reduce reported income and earnings per share because Standex uses the intrinsic value method as permitted by Opinion No. 25. Accordingly, no compensation expense is recognized for share purchase rights granted under the Company's employee stock option and employee share purchase plans.  In addition, SFAS No. 123R will require that the excess tax benefits related to stock compensation be reported as a financing cash inflow rather than as a reduction of taxes paid in cash from operations.  The Company is still evaluating the impact that the adoption will have but does not believe the adoption will have a material effect on its consolidated financial position, results of operations or cash flows.

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

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.  Interpretation No. 47 further clarifies when an entity should recognize a liability in connection with the sale, abandonment or disposal of tangible long-lived assets when this liability is conditional on a future event.  Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005.  The Company is still evaluating the impact that the adoption will have but does not believe the adoption will have a material effect to the consolidated financial position, results of operations or cash flows.

Inventories

Inventories are comprised of (in thousands):

June 30

2005

2004

Raw materials

$31,737

$27,568

Work in process

21,901

23,002

Finished goods

  33,198

  35,217

Total

$86,836

$85,787

Goodwill

Changes to goodwill during the years ended June 30, 2005 and 2004 are as follows (in thousands):

2005

2004

Balance at beginning of year

$63,415

$50,002

Impairments/dispositions

--

(1,230)

Additions

225

14,576

Foreign currency translation

1,337

67

Other adjustments

    1,933

          --

Balance at end of year

$66,910

$63,415

Goodwill additions, impairments and dispositions are discussed elsewhere in the Notes to Consolidated Financial Statements.  During 2005, the Company recorded an increase in goodwill associated with the acquisition of Nor-Lake in 2004.  The increase was as result of an increase in deferred taxes to account for the book to tax basis difference that was not previously identified.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss is as follows (in thousands):

June 30

2005

2004

Foreign currency translation

  adjustment

$   5,939

$    4,759

Additional minimum liability

  (net of tax benefit of $21.0

  and $20.6 million)

  (36,344)

  (33,159)

Accumulated other

  comprehensive loss

$(30,405)

$(28,400)

Debt

Debt is comprised of (in thousands):

June 30

2005

2004

Bank credit agreements

$45,000

$  41,200

Institutional investors

  agreements 5.94% to

  7.13% (due 2005-2012)

57,143

64,286

Other 3.0% to 4.85%

  (due 2005-2018)

    3,370

      4,046

Total

105,513

109,532

Less current portion

  52,213

         746

Total long-term debt

$53,300

$108,786

Bank Credit Agreements

At June 30, 2005, the Company has an unsecured revolving credit facility (the “Facility”) with eight banks that provides for a maximum credit line of $130,000,000. Borrowings under the Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate, plus an applicable percentage based on the Company’s consolidated leverage ratio, as defined by the Facility.  As of June 30, 2005, the effective rate of interest for outstanding borrowings under the Facility was 4.23%.  The Company is required to pay an annual fee of 0.25% on the maximum credit line.  As of June 30, 2005 and 2004, the Company had borrowings of $45.0 million and $41.2 million, respectively under the Facility.  Available borrowings under the Facility are reduced by unsecured short-term borrowings.  At June 30, 2005, the Company had the ability to borrow an additional $84.9 million under the Facility.

During 2005, the Company began discussions with members of the current facility.  The Company expects to complete the negotiations and enter into a new multi-year facility in the second quarter of fiscal 2006.  Until such time, the Company has classified the borrowings outstanding under this facility as short term in the balance sheet at June 30, 2005.  The Company is confident in its ability to enter into a new facility based on the discussions held with member banks, an assessment of the credit market and the Company’s balance sheet and cash flows from continuing operations.

The Company also has two money market credit facilities with two banks.  The agreements provide for a maximum credit line of $20,000,000 and are unsecured.  Borrowings under the money market facility reduce available borrowings under the revolving credit agreement.  As of June 30, 2005, the Company had $66 outstanding under these agreements.  At June 30, 2004, the Company had no amounts outstanding under these agreements.  At June 30, 2005 and 2004, the Company had standby letters of credit outstanding for insurance purposes of $12,012,000 and $14,068,000, respectively.

Institutional Investor Agreements

The Company has three note purchase agreements with institutional investors of $25,000,000, $25,000,000 and $50,000,000 dated October 2002, October 1998 and September 1995, respectively.  The notes bear interest at annual rates of 5.94%, 6.80% and 7.13%, respectively.  Both note purchase agreements of $25,000,000 require payment of interest annually and are due and payable in October 2012 and October 2008, respectively.  The $50,000,000 note purchase agreement requires annual payments of interest and principal each September.  As of June 30, 2005 and 2004, the balance outstanding under the note purchase agreements aggregated $57,143,000 and $64,286,000, respectively.

Loan Covenants and Repayment Schedule

The Company’s loan agreements contain a limited number of provisions relating to the maintenance of certain financial ratios and restrictions on additional borrowings and investments.  The most restrictive of these provisions requires that the Company maintain a minimum ratio of earnings to fixed charges, as defined, on a trailing four quarters basis and a minimum net worth level, as defined.  The Company was in compliance with all debt covenants as of June 30, 2005 and 2004.

Debt is due as follows:  2006, $52,213,000; 2007, $3,571,000; 2008, $3,571,000; 2009, $28,571,000; 2010 $3,571,000 and thereafter, $14,016,000.

Fair Value of Debt

The fair value of the Facility approximates the carrying value due to the short-term nature of the underlying debt and the variability of the interest rate.  The fair value of the Institutional Investor Agreements was estimated to be approximately $59.9 million at June 30, 2005.

Accrued Payroll and Employee Benefits

This current liability caption consists of (in thousands):

June 30

2005

2004

Payroll

$19,524

$23,691

Benefits

1,936

2,025

Taxes

    1,033

       402

Total

$22,493

$26,118

Commitments

The Company leases certain property and equipment under agreements with initial terms ranging from one to twenty years.  Rental expense for the years ended June 30, 2005, 2004 and 2003 was approximately $7,100,000; $7,700,000 and $8,100,000, respectively.  At June 30, 2005, the minimum annual rental commitments under noncancelable operating leases, principally real estate, were approximately:  2006, $5,300,000; 2007, $4,800,000; 2008, $4,300,000; 2009, $3,000,000; 2010, $2,300,000; and thereafter, $4,100,000.

In connection with the acquisition of I R International in June 2003, the Company entered into a ground lease for the facility in Richmond, Virginia which is renewable on an annual basis.  The terms of the lease will continue and renew until the completion of a number of environmental requirements by the owners of the facility.  Upon satisfaction of those requirements, to be evidenced by the issuance of a certificate by the Virginia Department of Environmental Quality and, if required, a no-action letter from the United States Environmental Protection Agency, the Company will purchase the land and building for $4.5 million.  The Company is not certain as to when these contingencies will be satisfied thereby triggering the consummation of the purchase, and as such the amount has not been included in the Consolidated Balance Sheet.

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

The Company entered into a tentative agreement to sell certain land and property in France.  In addition to several other conditions precedent to consummation of the sale, the Company is contractually and legally obligated to complete a full environmental study of the premises.  The Company has engaged a third party to complete this study, the results of which are expected in the second quarter of fiscal 2006.  The Company is unable to estimate the cost, if any, of environmental remediation that may be required as a result of this study.

Income Taxes

The components of income from continuing operations before income taxes are as follows (in thousands):

2005

2004

2003

U.S. Operations

$28,098

$23,321

$  8,030

Non-U.S. Operations

    8,573

   8,615

   7,624

Total

$36,671

$31,936

$15,654

The Company utilizes the asset and liability method of accounting for income taxes.  Deferred income taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws.  The components of the provision for income taxes on continuing operations (in thousands) were as shown below:

2005

2004

2003

Current:

Federal

$ 1,449

$ 6,903

$ 1,128

State

1,702

1,330

596

Non-U.S.

  1,404

  3,506

  3,465

Total Current

  4,555

11,739

 5,189

Deferred:

Federal

$ 6,986

$(1,189)

$      22

State

(48)

(183)

3

Non-U.S.

       487

     (510)

    (400)

Total Deferred

    7,425

  (1,882)

    (375)

Total

$11,980

$ 9,857

$ 4,814

A reconciliation of the U.S. Federal income tax rate on continuing operations to the effective income rate is as follows:

2005

2004

2003

Statutory tax rate

35.0%

35.0%

35.0%

State taxes

2.9

2.9

2.6

Foreign rate differential

(0.7)

(0.1)

0.3

Federal tax credits

(1.4)

(4.0)

(3.6)

Other

 (3.1)

 (2.9)

 (3.6)

Effective income tax rate

32.7%

30.9%

30.7%

During the fiscal year ended June 30, 2003, the Company completed a multi-year research and development (R&D) tax credit project.  Previously filed Federal and State tax returns were amended for the years 1997 through 2001.  During the fourth quarter of 2004, the IRS completed their examination of the amended returns.  As a result, the Company recognized a benefit of approximately $1.0 million for the years 1997 through 2002.  The effective tax rates for 2005, 2004 and 2003 included an expected benefit for research and development credits.

The Company has reserves for taxes and associated interest that may become payable in future years as a result of audits by tax authorities.  The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect the Company's potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations or identification of new issues.

Significant components of the Company’s deferred income taxes are as follows (in thousands):

2005

2004

Deferred tax liabilities:

Depreciation and amortization

$ 15,630

$ 15,304

Prepaid pension assets

24,981

17,775

Deferred tax assets:

Accrued compensation

(2,797)

(2,554)

Accrued expenses and reserves

(9,720)

(14,307)

Additional minimal pension liability

(20,958)

(20,610)

Inventory

(3,409)

(3,507)

Other

(645)

(514)

Net operating loss and credit carryforwards

   (1,605)

   (1,740)

Net deferred tax liability/(asset)

1,477

(10,153)

Less:  Valuation allowance

    1,210

    1,428

Net deferred tax liability/(asset)

$  2,687

$ (8,725)

The Company estimates the degree to which deferred tax assets, including net operating loss and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unrealized.  The valuation allowances at June 30, 2005 applies to the tax benefit of foreign loss carryforwards, which management has concluded that it is more likely than not that these tax benefits will not be realized.

As of June 30, 2005, the Company had stated net operating loss ("NOL") and credit carryforwards of approximately $9.7 million and $585,000, respectively, which may be available to offset future state income tax liabilities and expire at various dates from FY2006 through FY2023.  In addition, the Company had foreign NOL carryforwards of approximately $8.2 million.

The Company receives a tax deduction upon the exercise of nonqualified stock options by employees for the difference between the exercise price and the market price of the underlying common stock on the date of exercise.  The provision for income taxes that is currently payable does not reflect approximately $203,000 and $880,000 of such benefits of the Company that have been allocated to capital in excess of par value in 2005 and 2004, respectively.

A provision has not been made for U.S. or additional non-U.S. taxes on $22 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because the company plans to keep these amounts permanently reinvested overseas except for instances where the company can remit such earnings to the U.S. without an associated net tax cost.

The American Jobs Creation Act of 2004, signed into law in October 2004, allows companies to repatriate non-U.S. earnings in 2005 at an effective rate of 5.25%.  The Company does not expect to repatriate under this provision.  The new tax law also phases out an existing deduction based on export revenues and replaces it with a deduction for a portion of the profit derived from domestic manufacturing activities.  The Company is continuing to evaluate the effect of this change but does not expect a material impact on its tax provision.

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

Industry Segments	Net Sales			Depreciation And Amortization
	2005	2004	2003	2005	2004	2003
Food Service Equipment	$244,407	$191,791	$145,768	$ 2,443	$ 2,156	$ 2,103
Consumer	91,585	90,839	94,017	899	902	1,104
Air Distribution Products	129,716	118,640	103,279	2,007	1,934	1,915
Engraving	78,434	72,162	54,392	3,009	3,105	2,275
Engineered Products	122,098	104,018	92,742	3,311	3,189	3,202
Corporate and Other	--	--	--	251	185	348
Total	$666,240	$577,450	$490,198	$11,920	$11,471	$10,947
	Income From Operations			Capital Expenditures
	2005	2004	2003	2005	2004	2003
Food Service Equipment	$ 20,851	$ 15,548	$ 10,455	$3,270	$1,639	$1,013
Consumer	6,141	5,170	2,464	785	561	605
Air Distribution Products	7,424	13,869	12,907	817	973	1,431
Engraving	10,242	7,262	5,667	1,671	2,542	1,794
Engineered Products	17,195	13,618	14,625	2,153	1,609	1,412
Restructuring charge	(2,668)	(1,218)	(5,364)	--	--	--
Other expenses, net	1,672	279	(5,556)	--	--	--
Corporate	(18,216)	(17,532)	(12,906)	119	59	96
Total	$ 42,641	$ 36,996	$ 22,292	$8,815	$7,383	$6,351
	Goodwill			Assets Employed
	2005	2004		2005	2004
Food Service Equipment	$16,602	$14,953		$134,962	$127,469
Consumer	1,571	1,571		39,868	39,878
Air Distribution Products	14,933	14,934		86,298	86,257
Engraving	14,074	13,576		71,384	69,961
Engineered Products	19,730	18,381		97,952	92,450
Corporate & Other	--	--		11,842	26,678
Total	$66,910	$63,415		$442,306	$442,693
	Product Net Sales Information
	2005	2004	2003
Food preparation, storage and presentation	$244,407	$191,791	$145,768
Publishing	76,210	75,438	76,150
Home and road construction	164,600	145,069	123,855
Aerospace, auto. and electronic	165,648	149,751	126,558
Miscellaneous	15,375	15,401	17,867
Total	$666,240	$577,450	$490,198
	Non-U.S. Operations
	2005	2004	2003
Net sales	$74,283	$66,630	$59,884
Income from operations	8,206	8,221	7,644
Long-lived assets	29,095	17,886	31,921

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

The following table sets forth the funded status and amounts recognized as of June 30, 2005 and 2004 for the Company’s U.S. and non-U.S. defined benefit pension plans (in thousands):

U.S. Plans

Foreign Plans

Year Ended June 30,

Year Ended June 30,

2005

2004

2005

2004

Change in benefit obligation

Benefit obligation at beginning of year

$198,522

$181,150

$ 28,481

$23,365

Service cost

4,597

5,556

1,048

1,009

Interest cost

11,563

11,460

1,689

1,296

Plan participants' contribution

--

--

193

229

Amendments

411

--

(724)

--

Curtailment

--

--

481

--

Actuarial loss

8,091

11,323

2,690

1,903

Benefits paid

(11,654)

(10,967)

(1,658)

(1,329)

Foreign currency exchange rate changes

            --

            --

       (626)

    2,008

Benefit obligation at end of year

$211,530

$198,522

$ 31,574

$28,481

Change in plan assets

Fair value of plan assets at beginning of year

$164,035

$130,774

$ 13,444

$10,481

Actual return on plan assets

12,801

36,750

3,308

1,997

Employer contribution

19,500

6,800

1,500

800

Plan participants' contributions

--

--

193

229

Benefits paid

(10,986)

(10,289)

(1,407)

(1,128)

Foreign currency exchange rate

            --

            --

       (390)

    1,065

Fair value of plan assets at end of year

$185,350

$164,035

$ 16,648

$13,444

Funded status

$ (26,180)

$ (34,487)

$(14,926)

$(15,037)

Unrecognized net actuarial loss

86,880

80,223

13,845

13,149

Unrecognized prior service cost

1,600

1,411

(723)

318

Unrecognized transition obligation/(asset)

18

12

(1)

(3)

Foreign currency exchange rate

            --

           --

      (486)

       812

Net amount recognized

$  62,318

$  47,159

$ (2,291)

$    (761)

Amounts recognized in the statement of financial position consist of:

Prepaid benefit cost

$ 26,954

$ 25,858

$          --

$         --

Accrued benefit cost

(12,740)

(23,678)

(12,632)

(11,185)

Intangible asset

1,142

1,299

--

337

Additional minimum pension liability

   46,962

   43,680

   10,341

  10,087

Net amount recognized

$ 62,318

$ 47,159

$  (2,291)

$    (761)

The accumulated benefit obligation for all defined benefit pension plans was $220,786,240 and $205,962,000 at June 30, 2005, and 2004, respectively.

Components of Net Periodic Benefit Cost

Pension Benefits

U.S. Plans

Foreign Plans

Year Ended June 30,

Year Ended June 30,

2005

2004

2003

2005

2004

2003

Service Cost

$  4,597

$  5,556

$  4,752

$ 1,048

$ 1,009

$   918

Interest Cost

11,563

11,460

11,065

1,689

1,296

1,162

Expected return on plan assets

(15,003)

(15,299)

(17,094)

(1,317)

(1,083)

(1,117)

Recognized net actuarial loss

3,637

2,446

354

777

602

390

Amortization of prior service cost

221

227

238

343

28

25

Amortization of transition obligation/(asset)

(5)

(18)

(86)

(3)

(102)

(105)

Curtailment

          --

          --

         --

     (181)

      662

         --

Net periodic benefit cost

$  5,010

$  4,372

$   (771)

$ 2,356

$ 2,412

$1,273

Plan Assets

U.S. Plans

Foreign Plans

Year Ended June 30,

Year Ended June 30,

2005

2004

2005

2004

Asset Category

Equity securities

56.8%

59.8%

85.9%

87%

Debt securities

43.2%

40.2%

9.5%

9%

Real estate

--

--

3.3%

3%

Other

   --

   --

  1.3%

    1%

Total

100%

100%

100%

100%

Asset Category – Target

U.S.

Foreign

Equity securities

58%

65-90%

Debt and Market Neutral securities

42%

0-40%

Real estate

--

0-10%

Other

   --

 0-10%

Total

100%

100%

Year Ended June 30

2005

2004

Plan assumptions

  as of June 30

Discount rate

4.40 – 5.75%

5.50 – 6.00%

Expected return on assets

5.64 – 8.80%

7.50 – 8.80%

Rate of compensation increase

3.85 – 4.00%

3.00 – 4.00%

Included in the above are the following assumptions relating to the defined benefit pension plans in the United States for fiscal 2005:  discount rate 5.75%, expected return on assets 8.8% and rate of compensation increase 4.0%.  For fiscal 2004 the assumptions were discount rate 6.0%, expected return on assets 8.8% and rate of compensation increase 4.0%.  The U.S. defined benefit pension plans represent the majority of the Company’s pension obligations. The expected return on plan assets assumption is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.  The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.

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

Expected benefit payments for the next five years are as follows: 2006, $12,246,000; 2007, $12,158,000; 2008, $12,451,000; 2009, $12,868,000; 2010, $13,306,000; and thereafter, $75,627,000.  The Company expects to make contributions of $4.4 million in 2006.

The Company operates a defined benefit plan in Germany which is unfunded. Certain U.S. employees are covered by union-sponsored, multi-employer pension plans.  Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans.  Pension expense for these plans was $1,352,000; $1,645,000; and $1,768,000 in 2005, 2004 and 2003, respectively.

Additional Minimum Pension Liability

The significant downturn in the equities markets in the past and a decrease in interest rates has impacted both the fair value of the pension plans’ assets and the accumulated benefit obligation.  At the most recent measurement date, March 31, 2005, the valuation of the Company’s obligation for its defined benefit pension plans, the accumulated benefit obligation, for several of the defined benefit plans continued to exceed the fair value of related plan assets.  This resulted in the Company recording an additional minimum pension liability of $57.3 and $55.4 million at June 30, 2005 and 2004, respectively related primarily to its U.S. salaried plan, the SERP plan and U.K. plan, representing the total of unfunded accumulated benefit obligations plus the previously recorded prepaid pension assets.  The June 30, 2005 and 2004 additional minimum liability was reduced to $38.3 million and $27.9 million, respectively by an intangible asset of $1.1 and $1.6 million, respectively to the extent of unrecognized prior service cost and $37.2 and $25.9 million of the previously recorded prepaid pension assets.  The minimum liability, net of the intangible asset recorded, of $56.2 million was recorded as a component of other comprehensive loss, net of a tax benefit of $21.0 million.

The Company made contributions of $21.0 million and $7.6 million during 2005 and 2004, respectively, to the above plans.  Future changes in the additional minimum liability will be dependent on several factors including actual returns on our pension plan assets, company contributions, benefit plan changes and our assumed discount rate.  Actuarial assumptions have a significant impact on both pension and other postretirement benefit expenses.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $194 million, $174 million and $151 million, respectively, as of June 30, 2005 and $180 million $162 million and $130 million, respectively as of June 30, 2004.

Retirement Savings Plans

The Company has primarily two employee savings plans, one for salaried employees and one for hourly employees.  Substantially all of the Company’s full-time domestic employees are covered by these savings plans.  Under the provisions of the plans, employees may contribute a portion of their compensation within certain limitations.  The Company, at the discretion of the Board of Directors, may make contributions on behalf of its employees under the plans.  Company contributions were $778,000, $848,000 and $957,000 for the years ended June 30, 2005, 2004 and 2003, respectively.  At June 30, 2005, the salaried plan holds approximately 769,000 shares of Company stock, representing approximately 44.4% of the holdings of the plan.

Other Plans

Certain retired executives are covered by an Executive Life Insurance Program.  During 2003 two executives retired and the Board of Directors approved benefits under this plan of approximately $5.6 million.  The $5.6 million charge is included in Other operating expense, net in the Consolidated Statements of Income for the year ended June 30, 2003.

The aggregate present value of current vested and outstanding benefits to all participants was approximately $3,950,000, and $4,892,000 at June 30, 2005 and 2004, respectively and will be paid over the next eight years.

Key Employee Share Option Plan (KEYSOP)

In fiscal 2002, the Company created a Key Employee Share Option Plan (the “KEYSOP”).  The purpose of the KEYSOP is to provide alternate forms of compensation to certain key employees of the Company commensurate with their contributions to the success of the Company’s activities.  Under the KEYSOP, certain employees are granted options by the Compensation Committee and designated property is purchased by the Company and placed in a Rabbi trust.  The option price set at the date of the grant is 25% of the fair value of the underlying assets.  During fiscal 2003, the Company granted options to two key employees prior to their retirement.  Assets associated with the plan were $6.1 and $8.1 million at June 30, 2005 and 2004, respectively.  As of June 30, 2005 and 2004, the Company has recorded a liability in other long term liabilities of approximately $4.8 million and $6.3 million associated with the grants made.

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

The following table sets forth the funded status of the postretirement benefit plans and accrued postretirement benefit cost reflected in the consolidated balance sheet at year end (in thousands):

	Year Ended June 30,
	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$ 2,945	$ 10,409
Service cost	21	175
Interest cost	162	657
Plan participants' contributions	264	189
Amendments	--	(4,543)
Actuarial (loss)/gain	(231)	1,184
Benefits paid	(748)	(794)
Curtailments	--	(4,332)
Accumulated benefit obligation at end of year	$ 2,413	$ 2,945
Change in plan assets
Fair value of plan assets at beginning of year	$ --	$ --
Actual return on plan assets	--	--
Employer contribution	484	605
Plan participants' contribution	264	189
Benefits paid	(748)	(794)
Foreign currency exchange rate	--	--
Fair value of plan assets at end of year	$ --	$ --

Funded Status	$(2,413)	$(2,945)
Unrecognized net actuarial gain	(933)	(730)
Unrecognized transition obligation	1,866	2,091
Foreign currency exchange rate	--	--
Net amount recognized	$(1,480)	$(1,584)

Components of Net Periodic Benefit Cost

	June 30,	June 30,	June 30,
	2005	2004	2003
Service cost	$ 21	$ 175	$ 98
Interest cost	162	657	407
Recognized net actuarial loss	(27)	6	(215)
Amortization of transition obligation/asset	225	445	445
Net periodic benefit cost	$ 381	$1,283	$ 735

During the fourth quarter of 2004, the Company recognized curtailment gains totaling $4.3 million, pre-tax.  The gains arose as a result of the elimination of benefits under two union contracts that expired.  The curtailment gains are recorded as a reduction of $1.4 million in restructuring costs and $2.9 million in discontinued operations.

The assumed weighted average discount rate as of June 30, 2005 and 2004 was 5.75% and 6.00%, respectively.  The annual assumed rate of increase in the per capita cost of covered health care benefits is 9% for retirees under age 65 in 2005 and 10.0% in 2004, trending down to 5.0% in 2009 and is assumed to remain at that level thereafter.  A 1% increase in the assumed health care cost trend rate would not have a material impact to either the accumulated benefit obligation or the net postretirement cost.

STOCK BASED COMPENSATION AND PURCHASE PLANS

Stock Based Compensation Plans

Under incentive compensation plans, the Company is authorized to and has made grants of stock options, restricted stock and performance share units to provide equity incentive compensation to key employees.  At June 30, 2005, 863,988 shares of common stock were reserved for issuance under these plans.  Of this amount, 293,988 shares are for options granted but unexercised and 83,058 shares are for restricted stock awards outstanding.

Stock Option Plans

The Company accounts for stock based compensation using the intrinsic method.  Under the intrinsic method, the compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the option exercise price and is charged to operations over the vesting period.

Prior to 2004, the Company has made grants of options under various stock option plans.  Generally, these options may be granted at or below fair market value as of the date of grant and must be exercised within the period prescribed by the Compensation Committee of the Board of Directors at the time of grant but no later than ten years from the date of grant.  Certain options granted at fair value can be exercised anytime after six months from the date of grant, and other options can only be exercised in accordance with the vesting schedules prescribed by the Committee.  In 2005, the Company did not grant any options and only granted stock awards.

Restricted Stock Awards

The Company may award shares of restricted stock to eligible employees at no cost, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights during the restriction period.  Such shares and rights are subject to forfeiture if certain employment conditions are not met.  During the restriction period, recipients of the shares are entitled to dividends on such shares, providing that such shares are not forfeited.  Dividends are accumulated and paid out at the end of the restriction period.  During 2005 and 2004, the Company granted 31,360 and 28,700 shares, respectively, of restricted stock to eligible employees.  Restrictions on the stock lapse between 2005 through 2012.  Through June 30, 2004, restrictions on 104,642 shares have lapsed.  For the years ended June 30, 2005, 2004 and 2003, $633,820, $488,803 and $1,028,000, respectively, was recognized as compensation expense.

Executive Compensation Program

The Company operates a compensation program for key employees.  The plan contains both an annual component as well as long-term component.  Under the annual component, participants are required to defer 20% (and may elect to defer up to 50%) of their annual incentive compensation in restricted stock which is purchased at a discount to the market.  During the restriction period, recipients of the shares are entitled to dividends on such shares, providing that such shares are not forfeited.  Dividends are accumulated and paid out at the end of the restriction period.  The restrictions on the stock expire after three years.  At June 30, 2005 and 2004, respectively, 55,830 and 41,673 shares of restricted stock are outstanding and subject to restrictions that lapse between 2005 and 2008.  The compensation expense associated with this short-term incentive program is charged to income over the restriction period.  The Company recorded compensation expense related to this program of $80,000, $73,000 and $70,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

Under the long-term component, grants of performance share units (“PSU’s”) are made annually to key employees and the share units are earned based on the achievement of certain overall corporate financial performance targets over a three-year period.  In addition, stock options are awarded under this program at the fair market value as of the date of grant.  These options vest ratably over three to five years and must be exercised within seven years.  In certain circumstances, such as retirement or a change in control, vesting of the options granted are accelerated and PSU’s are paid off on a pro-rata basis.  At June 30, 2005, under this program 103,000 shares were subject to the restrictions related to the PSU’s.  Compensation expense, if any, associated with the PSU’s is recorded to expense as the achievement of future performance objectives appears probable.  Recipients of the PSU’s do not receive dividend rights until such time as the shares have been issued.  For the year ended June 30, 2005, $1,298,000 was recognized as compensation expense.  No amount was recognized for the years ended June 30, 2004 and 2003.

A summary of stock options and restricted stock awards issued under the above plans is as follows:

Weighted

Number

Average

of

Exercise

Year Ended June 30

Shares

Price

Outstanding, June 30, 2002 ($0.00 to $31.5625 per share)

967,393

19.03

Granted ($0.00 to $19.90 per share)

195,300

19.80

Exercised ($0.00 per share)

(32,820)

--

Canceled ($0.00 to $31.5625 per share)

(159,874)

   9.91

Outstanding, June 30, 2003 ($0.00 to $31.5625 per share)

969,999

21.33

Granted ($0.00 per share)

28,700

--

Exercised ($0.00 to $28.50 per share)

(446,353)

20.95

Canceled ($0.00 to $31.5625 per share)

  (46,598)

  20.66

Outstanding, June 30, 2004 ($0.00 to $31.5625 per share)

505,748

$20.33

Granted ($0.00 to $0.00 per share)

36,260

--

Exercised ($0.00 to $29.75 per share)

(114,712)

20.26

Canceled ($0.00 to $31.5625 per share)

  (50,250)

   23.23

Outstanding, June 30, 2005 ($0.00 to $34.56 per share)

 377,046

$17.86

At June 30, 2005 and 2004, there were 293,988 and 272,280 options exercisable at weighted average prices of $22.91 and $25.18, respectively.

The following table sets forth information regarding options and restricted stock awards outstanding at June 30, 2005:

Weighted

Average

Weighted

Weighted

Exercise

Average

Average

Number

Prices

Number

Range of

Exercise

Remaining

Currently

for Currently

of Options

Exercise Prices

Price

Life (Years)

Exercisable

Exercisable

83,058

$       --  --

$      --

$       --

8

--

$       --

3,500

$16.44  --

$16.50

$16.48

5

3,500

$16.48

145,360

$18.69  --

$19.90

$19.40

7

145,360

$19.40

52,958

$21.45  --

$24.67

$22.90

5

52,958

$22.90

64,700

$25.88  --

$28.38

$28.01

3

64,700

$28.00

27,470

$29.75  --

$34.56

$30.24

1

  27,470

$30.23

377,046

$       --  --

$34.56

$17.86

6

293,988

$22.91

Options and restricted stock awards granted during 2005, 2004 and 2003 had a weighted average grant date fair value of $26.24, $24.46 and $3.56, respectively.  The fair value of option on the grant date was measured using the Black Scholes option pricing model.  Key assumptions used to apply this pricing model are as follows:

Year Ended June 30

2005

2004

2003

Range of risk-free interest rates

2.80% to 3.31%

1.68% to 1.93%

1.69% to 3.49%

Range of expected

life of option grants (in years)

3

2 to 3

.6 to 7

Expected volatility of underlying stock

31.0%

31.4%

27.0%

Range of expected quarterly

dividends (per share)

$0.21

$0.21

$0.21

It should be noted that the option pricing model used was designed to value readily tradable stock options with relatively short lives.  The options granted to employees are not tradable and generally have contractual lives of up to ten years.  However, management believes that the assumptions used and the model to value the awards yields a reasonable estimate of the fair value of the grants made under the circumstances.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan that allows employees to purchase shares of common stock of the Company at a 15% discount from the lower of the market value at the beginning or the end of each quarter.  Shares of stock reserved for the plan were 60,829 at June 30, 2005.  Shares purchased under this plan aggregated 50,943, 52,555 and 65,959; in 2005, 2004 and 2003, respectively.

Rights Plan

The Company has a Shareholder Rights Plan for which purchase rights have been distributed as a dividend at the rate of one right for each share of common stock held.  The rights may be exercised only if an entity has acquired beneficial ownership of 15% or more of the Company’s common stock, or announces an offer to acquire 15% or more of the Company.

Acquisitions

In December 2003, the Company completed two acquisitions.  Substantially all of the assets of Magnetico, Inc. ("Magnetico") and its affiliate, Trans American Transformer, Inc., were purchased in an all cash transaction.  The affiliated companies custom design and manufacture high-reliability, flight-critical magnetic components for U.S. military and the aerospace and avionics industries.  This business is part of Standex Electronics, Inc. in the Engineered Products segment.

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

Discontinued Operations, Restructurings, Asset Impairments and Dispositions

Discontinued Operations

In June 2004, the Company’s board of directors approved a plan to divest the James Burn International (JBI) global operations.  The Company completed the sale of JBI in the first quarter of 2005.  The Company recorded a pre-tax impairment charge for the assets to be sold of approximately $11.9 million in 2004 and additional $498,000 in 2005, including costs to sell.

JBI recorded annual sales of $26.2 million in 2004.  JBI specialized in wire binding supplies and equipment and has operations located primarily in the United States, United Kingdom, France, Mexico and Singapore.  The JBI business had been underperforming for five years.  In arriving at the decision to sell JBI, the Company evaluated alternatives including a large restructuring charge to improve the performance of the businesses.  The Company determined that the business did not offer the long term opportunities that it seeks with the portfolio of companies, that is, to achieve high returns in niche markets.

As part of the October 2002 announced restructuring and realignment plan, the Company sold its Jarvis Caster Group (previously included in the Engineered Products segment) in November 2003.  The caster market in the United States had been negatively impacted by the influx of product from Asia Pacific and from excess global capacity.  These market conditions, and the Company’s assessment of the Jarvis Caster Group’s sales and earnings growth potential led the Company to divest itself of the Jarvis Caster Group.

The Jarvis Group recorded sales of $56.3 million in the fiscal year ended June 30, 2003.  The results of operations of the Group, together with a fiscal 2004 reported gain from the sale of real estate, have been classified as discontinued operations.  Also classified in discontinued operations was an impairment charge related to the Jarvis Caster Group of $1.9 million recorded in fiscal 2004.  The sale of the Jarvis Caster Group did not have a material impact to net income.

During the second quarter of fiscal 2004, the Company finalized its decision to close its commercial printing operation (included in the Consumer Segment) and ceased its commercial printing business.  In recent years, the printing industry had been undergoing a massive consolidation due to weak demand, overcapacity and rising costs.  The Company believed it could achieve a financial savings by outsourcing its printing needs.  This business unit had net sales of $6.8 million in fiscal 2003.  The Company completed the closure of this operation at the end of March 2004.  The Company recorded a pre-tax charge of $1.3 million in the second quarter of fiscal 2004, as a result of the closure.

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

Reporting periods have been restated to reflect the discontinued operations discussed above.  Earnings/(losses) from discontinued operations include the following results for the years ended June 30:

(In thousands)

2005

2004

2003

Net sales

$ 4,450

$ 50,813

$96,851

Operating income

(1,800)

(15,980)

5,878

Earnings/(losses) from discontinued operations,

net of taxes ($575, $1,027 and $1,739, respectively)

(801)

(2,615)

2,358

Gains/(losses) on sale of discontinued operations,

net of taxes ($177, $3,480 and $686, respectively)

     (247)

    (8,859)

      951

Total net (losses)/earnings from

discontinued operations

$(1,048)

$(11,474)

$  3,309

The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets are as follows:

(In thousands)

2005

2004

Assets:

Current assets

$1,443

$ 2,871

Non-current assets

  3,869

   2,792

Total assets of discontinued operations

$5,312

$ 5,663

Liabilities:

Current liabilities

$   641

$ 9,682

Non-current liabilities

     580

   5,877

Total liabilities of discontinued operations

$1,221

$

15,559

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

In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," these charges are recorded generally when a liability is incurred or a severance plan is initiated.  A summary of the charges is as follows (in thousands):

Year Ended June 30, 2005

Involuntary

Employee

Severance

and Benefit

Asset

Shutdown

Costs

Impairment

Costs

Total

Expense

  Cash expended

$    764

$      --

$335

$1,099

  Accrual/non-cash

      301

  1,268

     --

  1,569

    Total expense

$ 1,065

$1,268

$335

$2,668

Year Ended June 30, 2004

Involuntary

Employee

Severance

and Benefit

Asset

Shutdown

Costs

Impairment

Costs

Total

Expense

  Cash expended

$ 951

$ (24)

$848

$1,775

  Accrual/non-cash

  (739)

  182

     --

    (557)

    Total expense

$ 212

$158

$848

$1,218

Year Ended June 30, 2003

Involuntary

Employee

Severance

and Benefit

Asset

Shutdown

Costs

Impairment

Costs

Total

Expense

  Cash expended

$   962

$      --

$488

$1,450

  Accrual/non-cash

  2,638

  1,210

    66

  3,914

    Total expense

$3,600

$1,210

$554

$5,364

The restructuring costs related to the following segments:

Year Ended June 30,

2005

2004

2003

Food Service Equipment

$   148

$1,047

$2,857

Consumer

--

--

136

Air Distribution Products

1,869

237

1,336

Engraving

791

(235)

455

Engineered Products

    (140)

     169

     580

Total expense

$2,668

$1,218

$5,364

Year Ended June 30,

2005

2004

Accrued Balances

  Balance at beginning of year

$2,223

$ 2,704

  Payments

(4,590)

(1,148)

  Additional accrual

  2,668

      667

  Balance at end of year

$   301

$ 2,223

As of June 30, 2005, the Company had no accruals for asset impairments and shutdown costs associated with the restructuring program.  In June 2003, the Company received an offer to sell the remaining assets and property associated with one of the facilities in the Engineered Products segment.  Based on that offer, the assets associated with that property were reduced by $1.1 million to their fair value of $423,000 and classified as held for sale.  The loss was recorded as part of the restructuring activities and asset impairments.  The sale of the property was completed in 2004.

Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for the years ended June 30, 2005 and 2004 are as follows:

Year Ended June 30

2005

(In thousands, except per share data)

First

Second

Third

Fourth

Net sales

$160,741

$167,866

$163,094

$174,539

Gross profit margin

52,100

54,858

48,939

54,572

Income from continuing operations

7,149

6,662

4,884

5,996

EARNINGS PER SHARE

Basic

0.58

0.52

0.42

0.49

Diluted

0.58

0.52

0.40

0.49

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

0.39

0.59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Standex International Corporation

Salem, New Hampshire

We have audited the accompanying consolidated balance sheets of Standex International Corporation and subsidiaries (the “Company”) as of June 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period June 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(ii). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Standex International Corporation and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 9, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

September 9, 2005

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

The management of the Company including Roger L. Fix, as Chief Executive Officer, and Christian Storch, as Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures.  Under the rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those “controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports issued or submitted by it under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.”  Based on the evaluation of the Company’s disclosure controls and procedures, it was determined that such controls and procedures were effective as of the end of the fiscal year covered by this report.

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the last quarter of our fiscal year (ended June 30, 2005) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The management of Standex is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange Act).  The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this report on Form 10-K.  In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”  These criteria are in the areas of control environment, risk assessment, control activities, information and communication and monitoring.  Management’s assessment included documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting.

Based on the Company’s processes, as described above, management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of June 30, 2005.  These results were reviewed with the Audit Committee of the Board of Directors.  During its assessment, management did not identify any material weaknesses in our internal control over financial reporting.  Deloitte & Touche LLP, the independent registered accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on management’s assessment of internal control over financial reporting.

Inherent Limitation on Effectiveness of Controls

No matter how well designed, internal control over financial reporting has inherent limitations.  Internal control over financial reporting determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and may not prevent or detect all misstatements that might be due to error or fraud.  In addition, a design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Standex International Corporation

Salem, New Hampshire

We have audited management’s assessment, included in the accompanying management’s annual report on internal control over financial reporting, that Standex International Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects,  effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2005 of the Company and our report dated September 9, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

September 9, 2005

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF STANDEX

The Company will file with the Securities and Exchange Commission (“SEC”) a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended June 30, 2005 (the “Proxy Statement”).  The information required by this item and not provided in Item 4 “Executive Officers of Standex” is incorporated by reference from the Proxy Statement under the captions “Election of Directors,” “Stock Ownership in the Company,” “Other Information Concerning the Company, Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information regarding the Audit Committee Financial Expert and the identification of the Audit Committee is incorporated by reference to the information in the Proxy Statement under the caption “OTHER INFORMATION CONCERNING THE COMPANY BOARD OF DIRECTORS AND ITS COMMITTEES, Audit Committee.”

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

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference from the Proxy Statement under the captions “Performance Graph,” “Compensation Committee Report on Executive Compensation,” “Executive Compensation,” and “Directors’ Fees.”

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

The Equity Compensation Plan table below presents information regarding the Company’s equity based compensation plans at June 30, 2005.

	(A)	(B)	(C)
Number of Securities
Remaining Available
	Number of Securities	Weighted-Average	For Future Issuance
	To Be Issued Upon	Exercise Price Of	Under Equity
	Exercise Of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants And Rights	And Rights	reflected in Column (A))

Equity compensation plans approved by
stockholders	377,046	$17.86	570,000

Equity compensation plans not approved
by stockholders	--	--	--

Total	377,046	$17.86	570,000

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated by reference in the Proxy Statement under the caption “Indebtedness of Management.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBITS
Incorporated
Exhibit			by Reference		Filed
Number		Exhibit Description	Form	Date	Herewith
(c) 3.	(i)	Restated Certificate of Incorporation of Standex, dated October 27, 1998.	10-Q	12/31/1998
	(ii)	By-Laws of Standex, as amended, and restated on October 28, 2003.	10-Q	12/31/2003
4.	(a)	Agreement of the Company, dated September 15, 1981, to furnish a copy of any instrument with respect to certain other long-term debt to the Securities and Exchange Commission upon its request.	10-K	6/30/1981
10.	(a)	Employment Agreement dated May 1, 2000, between the Company and Edward J. Trainor.* An Amendment to the Employment Agreement dated January 30, 2002.*	10-K 10-Q	6./30/2000 3/31/2002
(b)

Employment Agreement dated May 1, 2000, between the Company and Deborah A. Rosen.

An Amendment to the Employment Agreement dated January 30, 2002 is incorporated by this reference to the exhibits to the March 2002 10-Q.*

			10-K 10-Q	6/30/2000 3/31/2002
	(c)	Employment Agreement dated September 1, 2001 between the Company and Christian Storch.*	10-Q	9/30/2001
	(d)	Standex International Corporation 1998 Long-Term Incentive Plan, effective October 27, 1998.*	10-Q	12/31/1998
(e)

Employment Agreement dated April 1, 2003 between the Company and Roger L. Fix , which supersedes and replaces the Employment Agreement between the parties dated December 1, 2001, is incorporated by reference to the 2003 10-K.*

			10-K	6/30/2003
(f)

Standex International Corporation Profit Improvement Participation Shares Plan as amended and restated on April 26, 1995 is incorporated by reference to the exhibits to the Annual Report of Standex on Form 10-K for the fiscal year ended June 30, 1995 (the “1995 10-K”).*

			10-K	6/30/1995
	(g)	Standex International Corporation Stock Option Loan Plan, effective January 1, 1985, as amended and restated on January 26, 1994.*	10-K	6/30/1994
	(h)	Standex International Corporation Executive Security Program, as amended and restated on January 31, 2001.*	10-Q	3/31/2001
	(i)	Standex International Corporation Executive Life Insurance Plan effective April 27, 1994 and as amended and restated on April 25, 2001.*	10-K	6/30/2001
	(j)	Standex International Corporation 1994 Stock Option Plan effective July 27, 1994.*	10-K	6/30/1994
	(k)	Standex International Corporation Supplemental Retirement Plan adopted April 26, 1995 and amended on July 26, 1995.*	10-K	6/30/1995
	(l)	Standex International Corporation Key Employee Share Option Plan dated June 27, 2002.*	10-K	6/30/2003
	(m)	Consulting Agreement dated December 31, 2002 between the Company and Edward J. Trainor.*	10-Q	12/31/2002
	(n)	Employment Agreement dated August 29, 2005 between the Company and Duane Stockburger.*	8K	8/29/2005
	(o)	Executive Officer long term and annual incentive awards.*	8K	8/31/2005
14.		Code of Ethics			X
21.		Subsidiaries of Standex			X
23.		Consent of Independent Registered Public Accounting Firm			X

Incorporated
Exhibit		by Reference		Filed
Number	Exhibit Description	Form	Date	Herewith
24.

Powers of Attorney of Charles H. Cannon, Thomas E. Chorman, William R. Fenoglio, Gerald H. Fickenscher, Walter F. Greeley, Daniel B. Hogan, Thomas L. King, H. Nicholas Muller, III, Ph.D., Deborah A. Rosen and Edward Trainor.

X
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer			X
31.2	Rule 13a-14(a) Certification of Vice President and Chief Financial Officer			X
32.	Section 1350 Certification			X
(d)	Schedule

The schedule listed in the accompanying Index to the Consolidated Financial Statements and Schedules is filed as part of this Annual Report on Form 10-K.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 13, 2005.

STANDEX INTERNATIONAL CORPORATION

(Registrant)

/s/ ROGER L. FIX

Roger L. Fix

President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on September 13, 2005:

Signature

Title

/s/ ROGER L. FIX

President/Chief Executive Officer

Roger L. Fix

/s/ CHRISTIAN STORCH

Vice President/Chief Financial Officer

Christian Storch

/s/ TIMOTHY S. O’NEIL

Chief Accounting Officer

Timothy S. O’Neil

Roger L. Fix, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on September 13, 2005 as attorney-in-fact for the following directors of the Registrant:

Charles H. Cannon

Thomas L. King

William R. Fenoglio

Thomas E. Chorman

Gerald H. Fickenscher

H. Nicholas Muller, III, Ph.D.

Walter F. Greeley

Deborah A. Rosen

Daniel B. Hogan

Edward J. Trainor

/s/ ROGER L. FIX

Roger L. Fix

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

The Company will furnish its 2005 Annual Report, its Proxy Statement and proxy materials to security holders subsequent to the filing of the annual report on this Form.  Copies of such material shall be furnished to the Commission when they are sent to security holders.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Schedule

Schedule II

Valuation and Qualifying Accounts

Schedules (consolidated) not listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements submitted.

Schedule II

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended June 30, 2005, 2004 and 2003

Column A

Column B

Column C

Column D

Column E

Balance

Additions

at

Charged to

Charged

Beginning

Costs and

to Other

Balance at

Description

of Year

Expenses

Accounts

Deductions

End of Year

Allowances

 deducted from

 assets to which

 they apply – for

 doubtful accounts

 receivable:

June 30, 2005

$6,716,803

$1,109,567

$(2,420,947)(1)

$5,405,423

June 30, 2004

$5,054,182

$1,995,013

$   (332,392)(1)

$6,716,803

June 30, 2003

$4,609,329

$3,179,702

$(2,734,849)(1)

$5,054,182

(1) Accounts written off – net of recoveries