Form 10-Q
period 2005-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 2005-11-09
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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

YES [  ]     NO [X]

The number of shares of Registrant's Common Stock outstanding on November 4, 2005 was 12,425,954.

STANDEX INTERNATIONAL CORPORATION

I N D E X

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Condensed Statements of Consolidated Income for the Three Months Ended September 30, 2005

and 2004 (Unaudited)

Condensed Consolidated Balance Sheets, September 30, 2005 and June 30, 2005 (Unaudited)

Condensed Statements of Consolidated Cash Flows for the Three Months Ended

September 30, 2005 and 2004 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

5-10

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

11-17

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

18-19

Item 4.

Controls and Procedures

PART II.

OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 6.

Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION
Item 1

STANDEX INTERNATIONAL CORPORATION
Condensed Statements of Consolidated Income
(In thousands, except per share data)
(Unaudited)

Three Months Ended September 30,	2005	2004

Net sales	$ 170,380	$ 160,741
Cost of sales	(118,901)	(108,641)
Gross profit	51,479	52,100
Selling, general and administrative expenses	(41,761)	(39,052)
Restructuring	(174)	(799)
Total operating expenses	(41,935)	(39,851)
Income from operations	9,544	12,249

Interest expense	(1,933)	(1,518)
Other non-operating income, net	709	366

Income from continuing operations before income taxes	8,320	11,097
Provision for income taxes	(2,891)	(3,948)
Income from continuing operations	5,429	7,149

Loss from discontinued operations, net of taxes	--	(934)
Net income	$ 5,429	$ 6,215

Basic earnings per share:
Continuing operations	$ 0.44	$ 0.59
Discontinued operations	--	(0.08)
Total	$ 0.44	$ 0.51
Diluted earnings per share:
Continuing operations	$ 0.43	$ 0.58
Discontinued operations	--	(0.08)
Total	0.43	0.50
Cash dividends per share	$ 0.21	$ 0.21

See notes to condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30,	June 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$ 22,665	$ 23,691
Receivables, net of allowances of $4,825 at September 30 and
$5,405 at June 30	98,445	93,676
Inventories	95,138	86,836
Prepaid expenses	10,225	8,325
Deferred tax asset	13,180	12,674
Total current assets	239,653	225,202
Property, plant and equipment	222,753	219,146
Less accumulated depreciation	(122,884)	(121,533)
Property, plant and equipment, net	99,869	97,613
Other assets:
Prepaid pension cost	25,464	26,954
Goodwill	67,601	66,910
Other	27,437	25,627
Total other assets	120,502	119,491
Total	$ 460,024	$ 442,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 55,707	$ 52,213
Accounts payable	63,192	58,379
Income taxes	6,148	3,626
Accrued expenses	47,340	46,251
Total current liabilities	172,387	160,469
Long-term debt (less current portion included above)	55,650	53,300
Deferred pension and other liabilities	52,508	52,984
Stockholders' equity:
Common stock	41,976	41,976
Additional paid-in capital	18,803	18,898
Retained earnings	405,159	402,322
Unamortized value of restricted stock	(32)	(63)
Accumulated other comprehensive loss	(28,885)	(30,405)
Treasury shares	(257,542)	(257,175)
Total stockholders' equity	179,479	175,553
Total	$ 460,024	$ 442,306

See notes to condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Condensed Statements of Consolidated Cash Flows
(In thousands)
(Unaudited)

Three Months Ended September 30,	2005	2004

Cash flows from operating activities
Net income	$ 5,429	$ 6,215
Loss from discontinued operations	--	(934)
Income from continuing operations	5,429	7,149
Adjustments to reconcile net income to net cash
provided by/(uses of)operating activities:
Gain from sale of assets	(21)	--
Depreciation and amortization	2,790	2,922
Contributions to defined benefits plans	(158)	--
Net changes in operating assets and liabilities	(7,104)	(22,495)
Net cash provided by/(used for)operating activities from continuing operations	936	(12,424)
Net cash provided by/(used for) operating activities from discontinued operations	--	(6,052)
Net cash provided by/(used for) operating activities	936	(18,476)
Cash flows from investing activities
Expenditures for property and equipment	(5,063)	(2,505)
Proceeds from sale of assets	21	--
Other	218	33
Net cash used for investing activities from continuing operations	(4,824)	(2,472)
Net cash provided by investing activities from discontinued operations	--	--
Net cash used for investing activities	(4,824)	(2,472)
Cash flows from financing activities
Proceeds from additional borrowings	12,987	23,516
Repayments of debt	(7,143)	(7,143)
Cash dividends paid	(2,592)	(2,561)
Stock repurchased under employee stock option & purchase plans	(292)	(166)
Stock issued under employee stock option & purchase plans	349
Other, net	(487)	993
Net cash provided by financing activities from continuing operations	2,822	14,639
Net cash used for financing activities from discontinued operations	--	--
Net cash provided by financing activities	2,822	14,639
Effect of exchange rate changes on cash	40	390
Net change in cash and cash equivalents	(1,026)	(5,919)
Cash and cash equivalents at beginning of year	23,691	17,504
Cash and cash equivalents at end of period	$22,665	$ 11,585
Supplemental disclosure of cash flow information:
Cash paid during the nine months for:
Interest	$ 1,180	$ 817
Income taxes	$ 386	$ 1,505

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations, cash flows and comprehensive income for the three months ended September 30, 2005 and 2004 and the financial position at September 30, 2005.  The interim results are not necessarily indicative of results for a full year.  The condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosure contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2005.  The condensed consolidated balance sheet at June 30, 2005 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2005.

2.

Significant Accounting Policies

The significant accounting policies have not changed since the 2005 Form 10-K was filed.

Stock Based Compensation Policy:  Stock options and awards have been issued to officers and other management employees under the Company’s various incentive compensation programs.  The stock options generally vest over a five-year period and have a maturity of seven to ten years from the issuance date.  Prior to July 1, 2005, the Company accounted for employee stock option grants and awards using the intrinsic value method in accordance with Accounting Principles Board (APB) Option No. 25 “Accounting for Stock Issued to Employees” and related interpretations.  Accordingly, compensation expense was measured as the excess of the underlying stock price over the exercise price on the date of the grant for options and awards.  The Company accounted for performance based awards based on the probability of the achievement of the performance goal measured at the then current prices of the underlying stock.  Prior to July 1, 2005, the Company used the nominal vesting period approach for retirement eligible employees.  Under this approach, the Company recognized compensation expense over the stated vesting period and, if an employee retired before the end of the vesting period, recognized any remaining unrecognized compensation cost at the date of retirement.

Commencing July 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payments” (SFAS No. 123R), which requires the recognition of compensation expense associated with stock options and awards based on their fair values.  The Company elected to adopt SFAS NO. 123R using the modified prospective-transition method.  Under that method, compensation cost recognized in the first quarter of fiscal 2006 includes a ratable portion of compensation cost for all share-based payments not yet vested as of June 30, 2005, and a ratable portion of compensation cost for all share-based payments granted subsequent to June 30, 2005, based on the grant-date fair value.  As a result of the terms included in new awards, the Company changed our approach for recognizing compensation cost for retirement eligible employees.  The stated vesting period is considered non-substantive for those employees that are retirement eligible.  During the first quarter of fiscal 2006, an additional $531,000 was recognized as compensation expense for those employees that met the definition of retirement eligible for any shares not yet vested as of June 30, 2005 and any new awards granted in fiscal 2006.  During the first quarter of 2006, we recognized an additional $70,000 of compensation expense as a result of the adoption of SFAS No. 123R reflecting the fair value of unvested stock options.

Three Months Ended September 30,	2005	2004

Net income, as reported	$5,429	$6,215
Add: Total stock-based compensation,
included in reported income, net of income taxes	488	30
Less: Total stock-based compensation,
net of income taxes, fair value method	(488)	(109)
Pro forma net income	$5,429	$6,136
Pro forma earnings per share:
Basic – as reported	$ 0.44	$ 0.51
Basic – pro forma	$ 0.44	$ 0.50

Diluted – as reported	$ 0.43	$ 0.50
Diluted – pro forma	$ 0.43	$ 0.49

Restricted stock awards granted during the first quarter of fiscal 2006 had a weighted average grant date fair value of $13.36.  The fair value of awards on the grant date was measured using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model as follows:

Range of risk-free interest rates	3.88%
Range of expected life of grants (in years)	0 to 3
Expected volatility of underlying stock	31%
Range of expected quarterly dividends (per share)	$.21

Changes in the Company's stock options for the first quarter of fiscal 2006 were as follows:

	Number	Weighted Avg
	of Shares	Exercise Price
Options outstanding, beginning of year	377,046	$17.86
Granted	54,991	10.88
Exercised	(34,516)	26.23
Canceled	(4,500)	27.02
Outstanding, end of quarter	393,021	$16.48
Exercisable, end of quarter	213,243	$23.76

New Pronouncements:

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

On November 29, 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  The Company adopted Statement No. 151 July 1, 2005.  The adoption of this standard did not have a material effect on its consolidated financial position, results of operations or cash flows.

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

As previously reported, the divestiture was estimated to result in an after-tax, non-cash impairment charge of approximately $7.5 million, or $0.61 per share, which was reflected in discontinued operations in the fourth quarter of fiscal year 2004.  As a result of the final agreement reached, the Company recorded an additional $498,000 loss, or $0.04 per share, after tax, associated with the lower than expected sales price, changes in the underlying assets sold and a reduction in the expected tax benefit from the loss.  This amount was included in discontinued operations in the quarter ended September 30, 2004.

The following summarizes the activities associated with discontinued operations (in thousands):

Three Months Ended September 30,	2005	2004

Net sales	$ --	$4,454
Operating loss	--	(935)
Loss from discontinued operations,
net of taxes	$ --	$ (934)

The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets are as follows in thousands:

	September 30,	June 30,
	2005	2005
Assets:
Current assets	$1,090	$ 1,443
Non-current assets	3,865	3,869
Total assets of discontinued operations	$4,955	$ 5,312

Liabilities:
Current liabilities	$ 168	$ 641
Long-term liabilities	--	580
Total liabilities of discontinued operations	$ 168	$1,221

4.

Goodwill

Changes to goodwill during the current fiscal year were as follows (in thousands):

Balance at June 30, 2005	$66,910
Translation	691
Balance at September 30, 2005	$67,601

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

5.

Inventories

Inventories are valued at the lower of cost or market.  Cost is determined using the first in, first out method.  Inventories at September 30, 2005 and June 30, 2005 are comprised of the following (in thousands):

	September 30,	June 30,
	2005	2005
Raw materials	$33,901	$31,737
Work in process	23,870	21,901
Finished goods	37,367	33,198
Total	$95,138	$86,836

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying Condensed Statements of Consolidated Income and were $7.8 million and $6.8 million for the three month period ended September 30, 2005 and 2004, respectively.

6.

Debt

Debt is comprised of the following (in thousands):

	September 30,	June 30,
	2005	2005
Bank credit agreements	$ 58,049	$ 45,000
Institutional investors – note purchase agreements
5.94% to 6.80% (due 2006-2013)	50,000	57,143
Other 2.6% to 4.85% (due 2006-2019)	3,308	3,370
Total	111,357	105,513
Less current portion	(55,707)	(52,213)
Total long-term debt	$ 55,650	$ 53,300

The Company’s loan agreements contain certain provisions relating to the maintenance of certain financial ratios and restrictions on additional borrowings and investments.  The most restrictive of these provisions requires that the Company maintain a minimum ratio of earnings to fixed charges, as defined, on a trailing four quarters basis.

The Company has a three year, $130 million revolving credit facility which expires in February 2006.  At September 30, 2005, the Company had available $71.9 million under this facility.  The agreement contains certain covenants including limitations on indebtedness and liens.  Borrowings under the agreement bear interest at a rate equal to the sum of a base rate or a Eurodollar rate, plus an applicable percentage based on the Company’s consolidated leverage ratio, as defined by the agreement.  The effective interest rate at September 30, 2005 was 4.81%.  Borrowings under the agreement are not collateralized.

The revolving credit facility is scheduled to expire in February 2006.  As such, borrowings outstanding under this facility have been classified as current in the Condensed Consolidated Balance Sheet.  During the quarter, the Company continued discussions with members of the current revolving credit facility to enter into a new facility by December 2005.

Debt is due as follows by fiscal year (in thousands):  2006, $55,707; 2007, $5,921; 2008, $3,571; 2009, $28,571; 2010, $3,571 and thereafter, $14,016.

At September 30, 2005, the Company was in compliance with all debt covenants.

7.

Retirement Benefits

In the fiscal year ended June 30, 2005, the Company recorded a net pension expense of $7.4 million.  The Company expects to report a net pension expense of approximately $7.8 million in the current fiscal year.  Pension and other post-retirement expense for the three-month period ending September 30, 2005 and 2004 were as follows (in thousands):

U.S. Plans:

	Pension Benefits		Other Post Retirement Benefits
Three Months Ended September 30,	2005	2004	2005	2004

Service cost	$ 1,347	$ 1,149	$ 5	$ 5
Interest cost	2,962	2,891	34	40
Expected return on plan assets	(4,050)	(3,751)	--	--
Amortization of prior service costs	61	55	--	--
Recognized actuarial loss	1,146	909	(11)	(7)
Amortization of transition (asset)/obligation	1	(1)	56	56
Net periodic benefit cost	$ 1,467	$ 1,252	$84	$94

Foreign Plans:

	Pension Benefits
Three Months Ended September 30,	2005	2004

Service cost	$ 218	$ 265
Interest cost	406	384
Expected return on plan assets	(313)	(301)
Amortization of prior service costs	(13)	7
Recognized actuarial loss	166	205
Amortization of transition asset	--	(1)
Net periodic benefit cost	$ 464	$ 559

Contributions to pension plans in the first three months of fiscal 2006 were approximately $158,000.  Contributions based on current actuarial evaluations are expected to total $3.5 million for all of fiscal 2006, including any planned voluntary contributions.  Cash contributions in subsequent years will depend upon a number of factors including the investment performance of the plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

8.

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

Three Months Ended September 30,	2005	2004

Basic – Average shares outstanding	12,237	12,213
Effect of Dilutive Securities – Stock Options	309	121
Diluted – Average Shares Outstanding	12,546	12,334

Both basic and diluted incomes are the same for computing earnings per share.  Certain options were not included in the computation of diluted earnings per share because to do so would have had an anti-dilutive effect.

Cash dividends per share have been computed based on the shares outstanding at the time the dividends were paid.  The shares (in thousands) used in this calculation for the three months ended September 30, 2005 and 2004 are as follows:

	2005	2004
Quarter	12,344	12,195

9.

Restructuring

The Company periodically incurs costs associated with activities to close underutilized facilities, relocate operations or other exit related activities.  In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, these charges are recorded generally when a liability was incurred or a severance plan was initiated.  A summary of the charges is as follows (in thousands):

	Three Months Ended September 30,
	Involuntary
	Employee
	Severance
	and Benefit	Shutdown
	Costs	Costs	Total
Expense – Fiscal 2006
Cash expended	$ 48	$ 92	$140
Accrual/non-cash	4	30	34
Total expense	$ 52	$122	$174

Expense – Fiscal 2005
Cash expended	$542	$ 94	$636
Accrual/non-cash	63	100	163
Total expense	$605	$194	$799

	Quarter Ended September 30,
	2005	2004
Accrued Balances
Balance June 30,	$ 301	$ 2,223
Payments	(469)	(2,014)
Additional Accrual	174	154
Balance September 30,	$ 6	$ 363

The restructuring costs related to the following segments:

Three Months Ended September 30,	2005	2004

Food Service Equipment Group	$ 52	$ 148
Air Distribution Products Group	114	--
Engraving Group	8	791
Engineered Products Group	--	(140)
Total expense	$174	$ 799

10.

Contingencies

The Company is a party to a number of actions filed or has been given notice of potential claims and legal proceedings related to environmental, commercial disputes, employment matters and other matters generally incidental to its business.  Liabilities are recorded when the amount can be reasonably estimated and the liability is likely to arise.  Management has evaluated each matter based, in part, upon the advice of its independent environmental consultants and in-house personnel.  Management has considered such matters and believes the ultimate resolution will not be material to the Company's financial position, results of operations or cash flows.

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

11.

Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss is as follows (in thousands):

Three Months Ended September 30,	2005	2004

Accumulated other comprehensive loss – Beginning	$(30,405)	$(28,400)
Foreign currency translation adjustment	1,520	2,542
Accumulated other comprehensive loss – Ending	$(28,885)	$(25,858)

The components of accumulated other comprehensive losses are as follows (in thousands):

	September 30,	June 30,
	2005	2005
Foreign currency translation adjustment	$ 7,459	$ 5,939
Additional minimum liability (net of $20.6 million tax)	(36,344)	(36,344)
Accumulated other comprehensive loss	$(28,885)	$(30,405)

12.

Income Taxes

The provision for income taxes for continuing operations differs from that computed using Federal income tax rates for the following reasons:

Three Months Ended September 30,	2005	2004

Statutory tax rate	35.0%	35.0%
Non-U.S.	(1.3)	(0.7)
State taxes	2.5	3.3
Other	(1.5)	(2.0)

Effective income tax rate	34.7%	35.6%

13.

Industry Segment Information

The Company is composed of five business segments.  Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Operating income by segment below excludes interest expense and income (in thousands).

			Income from
	Net Sales		Operations
Three Months Ended September 30,	2005	2004	2005	2004

SEGMENT
Food Service Equipment Group	$ 67,893	$ 59,716	$ 7,228	$ 6,818
Air Distribution Products Group	35,446	34,264	3,016	3,091
Engraving Group	19,069	17,597	1,937	1,891
Engineered Products Group	29,638	29,163	3,398	4,801
Consumer Products Group	18,334	20,001	(372)	765
Restructuring	--	--	(174)	(799)
Corporate	--	--	(5,489)	(4,318)
Total	$170,380	$160,741	$ 9,544	$12,249

ITEM 2

STANDEX INTERNATIONAL CORPORATION

Management's Discussion and Analysis of

Financial Condition and Results of Operations

Statements contained in the following “Management’s Discussion and Analysis” that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company’s business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired.  These factors include, but are not limited to general and international economic conditions, specific business conditions in one or more of the industries served by the Company, lower-cost competition, both domestic and foreign, in certain of our businesses, the impact of higher raw material costs, uncertainty in the mergers and acquisitions market generally, an inability to realize the expected cost savings from the implementation of lean enterprise manufacturing techniques, the failure to timely start up manufacturing operations at the Company's new plant in Mexico, and the inability to achieve the savings expected from the sourcing of raw materials from China.  In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

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

The Company believes that its diversification has helped to reduce the earnings cyclicality that affects many companies that focus principally on only one or two market segments.  Therefore, it intends to continue to operate in selected market segments that may not directly relate to one another.  However, the Company does believe that the performance of its individual businesses can be enhanced if operational synergies can be leveraged across all of its businesses.  Therefore, the Company intends to focus its resources on those of its businesses where such synergies can be realized.  Consistent with this strategy, the Company has announced that it has retained an investment banker to identify potential buyers for its Consumer Products Group businesses.  These businesses include Standard Publishing, Berean Christian Stores and Standex Direct.  The Company has concluded that these businesses offer the Company little ability to leverage synergies among the portfolio of businesses.

The disposal of the Consumer Products Group will result in the reallocation of the Company's capital resources to those of its remaining businesses that offer the Company greater opportunities for profitable growth.  To accomplish this, the Company will seek bolt-on acquisitions that both increase its presence in existing markets and broaden the reach of its products and technology into complementary markets.  The Company has a program to identify acquisition candidates in areas that have been determined to be most strategically significant to its business portfolio, such as food service, engineered products and engraving products.  In addition to using traditional in-house merger and acquisition resources, we are working with several investment bankers to conduct searches on our behalf for larger companies with sales in excess of $30 million.

In addition to its strategic objectives, the Company continues to focus on improving its margins through continued implementation of lean enterprise throughout its production facilities, the rationalization of its manufacturing capacity, and the launching of efforts to source products and materials from and manufacture products in lower cost countries such as Mexico and China.  The Company, and especially its Food Service Equipment and Engineered Products Groups, is aggressively implementing the sourcing of materials from China and has identified significant savings of 20 to 30 percent from Chinese procurement sources.  Purchases from China are expected to reach at least $5 million in fiscal 2006.

The Company remains on track to expand its operations in Mexico through the construction of a new facility.  The facility will allow the Company both to take advantage of the lower operating costs in Mexico, which it expects will permit an improvement in profit margins on high volume, labor intensive products, and to better reach potential new customers and markets in California and the southwestern United States.  The Company expects to spend approximately $7 million relating to the facility in fiscal 2006, including initial capital improvements.  The construction is expected to be completed by the end of the second quarter of fiscal year 2006.  The Company also expects that the costs to bring the facility to full capacity will be dilutive to earnings by approximately $700,000 to $1 million in fiscal 2006.  The facility is expected to be of particular benefit to the Food Service Equipment, Engineered Products and Air Distribution Products Groups.  The Company anticipates that once the facility is fully operational, which it expects will occur by the end of fiscal 2007, annual savings in the range of $2 million to $2.5 million will be realized.

There are a number of key external factors other than general business and economic conditions that can impact the performance of the businesses of the Company.  The key factors affecting each business are described below.

The Company monitors a number of key performance indicators including net sales, income from operations, capital expenditures, backlog and gross profit margin.  A discussion of these key performance indicators is included within the discussion below.  Unless otherwise noted, references to years are to fiscal years.

Consolidated Results from Continuing Operations

Three Months Ended September 30,	2005	2004

Net Sales	$170,380	$160,741
Gross Profit Margin	30.2%	32.4%
Other Operating Expense	$ (183)	$ --
Restructuring Expense	$ (174)	$ (799)
Income from Operations	$ 9,544	$ 12,249

Backlog as of September 30	$104,111

Net Sales

Three Months Ended September 30,	2005	2004

Net Sales, as reported	$170,380	$160,741
Components of Change in Sales:
Effect of Exchange Rates	$ 585
Organic Sales Growth	$ 9,054

Net sales for the quarter ended September 30, 2005 increased $9.6 million, or 6.0%, when compared to the same period one year earlier.  The increased sales were substantially all organic.  Organic sales are defined as sales from businesses which were included in the Company’s results for both the current reporting period and the same period of the previous year, and include the effect of price changes.  Price increases accounted for approximately 10% of the organic sales growth while the remainder was due to volume improvements.  The increase in sales was primarily led by the Food Service Equipment and Engraving Groups.  These positive performances were partially offset by a sales decline of $1.7 million or 8.3% within our Consumer Products Group.  A more detailed discussion by segment follows.

Gross Profit Margin

The Company’s consolidated gross profit margin decreased to 30.2% for the quarter ended September 30, 2005, versus 32.4% in the same quarter of last year.  The decline was experienced by all of our segments.  The most significant decline was in the Engineered Products Group.  The first quarter performance last year was favorably impacted by a large payment from a major aerospace manufacturer representing payment for access to our facilities.  The decline also resulted from a combination of sales growth in lower margin businesses and higher raw materials costs.  The Company will attempt to mitigate the impact of higher material costs through product price increases to the extent attainable under competitive market conditions, and the alternative sourcing of materials through efforts such as the sourcing initiatives in China discussed above.

Other Operating Expenses and Restructuring

The Company includes restructuring charges and certain other operating expenses and income as separate line items.  “Other Operating Income” typically includes gains or losses on the sale of assets.  A restructuring and realignment program announced in fiscal year 2003 was completed in the first quarter of fiscal 2005.  For the three months ended September 30, 2005, the Company incurred restructuring costs of $174,000, pre-tax, compared to $799,000 one year earlier.

Income from Operations

For the three months ended September 30, 2005, income from operations decreased $2.7 million, a 22.1% decrease from the same period in fiscal 2005.  Improvements in income from operations occurred in the Food Service Equipment and Engraving Groups, but these were more than offset by decreases in the Engineered Products, Consumer Products and ADP Groups.  In addition, Corporate expenses increased by more than 27% when compared to the same period one year earlier.  A detailed explanation by segment follows.

Income Taxes

The Company’s effective income tax rate for the three months ended September 30, 2005 was 34.7%, a decrease of .9% from 35.6% in the same period in fiscal 2005.  This decrease can be attributed to the lower performance in the current year.

Backlog

For the period ended September 30, 2005, backlog increased $1.9 million, a 1.9% increase from the same period one year earlier.  All of our segments reported better backlog for the current year first quarter, with the exception of ADP.  The backlog reflects the strength of many of the core markets served by the Company's segments.

Segment Analysis

Net Sales

The following table presents net sales by business segment (in thousands):

Three Months Ended September 30,	2005	2004

Food Service Equipment Group	$ 67,893	$ 59,716
Air Distribution Products Group	35,446	34,264
Engraving Group	19,069	17,597
Engineered Products Group	29,638	29,163
Consumer Products Group	18,334	20,001
Total	$170,380	$160,741

Food Service Equipment Group

Net sales for the Group increased $8.2 million, or 13.7%, when compared to the same period one year earlier.  This increase in sales is attributable to several factors.  First, this increase was driven by market share gains as the result of market channel development efforts, greater penetration of dealer buyer groups and sales growth at national accounts.  Second, the sales performance in our rotisserie and combi-oven products increased over 5% when compared to the prior year.  This increase is being fueled by a large roll-out of combi-ovens by a supermarket chain in the United Kingdom that is expected to be completed sometime in the second quarter of fiscal 2006.  These improvements were partially offset by decreased revenues within our meal delivery systems business.  In the first quarter of last year, sales of our rethermalization systems for meal deliveries to government institutions were approximately $4.0 million higher than sales in the current quarter.  The lower sales performance was attributable to the decrease in government spending in the program served by our systems.  Product improvements are underway to lower the cost and introduce these products to newer markets.

Air Distribution Products Group

Sales increased $1.2 million, or 3.4%, when compared to the first quarter of fiscal 2005.  The increased sales performance is attributable to improvement in the core new home construction market for ADP’s products.  Sales performance was not affected by the closure of one of the Group's seven manufacturing facilities at the end of the fourth quarter of fiscal 2005, as production from other facilities met the needs of that location's customers.

Engraving Group

Net sales in the Engraving Group increased by $1.5 million, or 8.4%, when compared to the first quarter in fiscal 2005.  This increased sales performance was most noticeable within our international operations, sales of which increased 14.7% period over period.  The improved sales are attributable to increased demand within the Group's core product offerings, including mold texturization, roll and plate engraving, and embossing equipment businesses.

Engineered Products Group

Net sales of the Engineered Products Group increased $475,000, or 1.6%, when compared to the same period one year earlier.  The hydraulics business unit reported a year over year sales increase of over 24%.  This was largely offset by a decrease in sales of approximately 26% in our metal spinning businesses.  That unit's revenue in the first quarter of fiscal 2005 revenues included a large, one-time payment from a major aerospace manufacturer in connection with a long-term supply agreement.  Excluding the effects of this payment, sales for the unit were up slightly, due in large part to increased sales to the energy industry.  This represents a positive movement in the plan to diversify and broaden its customer base beyond its traditional aerospace customers.  Sales of our electronics businesses were largely unchanged period over period.

Consumer Products Group

Sales of the Consumer Products Group decreased $1.7 million, or 8.3%, when compared to the same period one year earlier.  The decrease was primarily attributable to the sales performance of our publishing business.  During the quarter, a large customer transitioned from direct buying to the use of consigned inventory, which adversely affected year over year comparisons.  The sales decline was also attributable to product offerings to large secular retail customers and productivity issues at a third-party sales representative firm.  Sales of our Christian retail store business also decreased.  The decline was in line with that experienced throughout the Christian bookseller industry, and was due in part due to difficult comparisons with last year's first quarter, when sales were positively impacted by the release of a major Christian-themed movie.  Sales within our mail order business were consistent with those noted in the same period one year earlier.

Income from Operations

The following table presents income from operations by business segment (in thousands):

Three Months Ended September 30,	2005	2004

Food Service Equipment Group	$ 7,228	$ 6,818
Air Distribution Products Group	3,016	3,091
Engraving Group	1,937	1,891
Engineered Products Group	3,398	4,801
Consumer Products Group	(372)	765
Restructuring	(174)	(799)
Corporate	(5,489)	(4,318)
Total	$ 9,544	$12,249

Food Service Equipment Group

Income from operations for the quarter ended September 30, 2005 increased $410,000, or 6.0% when compared to the same period one year earlier.  The percentage increase in operating income is lower than the percentage increase in sales due to the fact that much of the sales increase was attributable to lower-margin products.  The Group has initiated steps to reduce its operating costs, including a plan to increase production at the Company's new facility in Mexico, and anticipates margin improvements as a result of its efforts.  The reduction in sales of its meal delivery systems also adversely impacted operating income.  The performance of our Nor-Lake acquisition positively impacted operating income due to a combination of cost reduction activities, Lean Manufacturing disciplines and increased sales levels in its core markets.

Air Distribution Products Group

Income from operations of the ADP Group was relatively flat with that amount noted in the prior year, decreasing less than $100,000, or 2%.  Higher delivery costs and the current quarter's sales mix adversely affected operating income period over period.  Steel pricing appears to have stabilized recently, even showing some downward pressure as more international sources of steel come on line.  However, increased competiveness in ADP's markets may preclude the Group from capitalizing on the reduction in material costs.  Going forward, the recent closure of the Group's facility in Colorado should have a favorable impact on performance by reducing overall overhead costs and enhancing the capacity utilization of the Group's remaining facilities, including Mexico where additional production is expected to benefit the Group, both because of lower operating costs there, and because adding a geographic presence near the southwestern United States will enable the Group to better penetrate that growing market.

Engraving Group

Income from operations increased $46,000, or 2.4%, when compared to the first quarter in the prior year.  This improvement in margins occurred as a result of improved sales performance, particularly in our mold-texturization businesses.  A combination of product mix and productivity issues were the primary factors causing the increase in operating income to lag behind the increase in sales.

Engineered Products Group

Income from operations decreased $1.4 million, or 29.2%, when compared to the same period one year earlier.  This decrease is primarily attributable to a large payment in the first quarter of last year from a major aerospace manufacturer in connection with the amendment of a long term supply agreement, which represented incremental operating income in the prior year.  In addition, our electronics unit experienced product mix issues combined with higher material costs, resulting in a decrease in operating income when compared to the same period one year earlier.  These decreases were offset by the positive impact on operating income of the improved sales performances of the hydraulics business and sales to the energy industry by the Spincraft business units.

Consumer Products Group

The Consumer Products Group lost $372,000 for the three months ended September 30, 2005 compared to income of $765,000 for the same period one year earlier.  The operating loss was attributable to the lower sales performance for the publishing business and sales mix within our retail stores.

Corporate

Corporate expenses increased approximately $1.0 million, or 24.2%, when compared to the first quarter of the prior year.  This increase is primarily attributable to increased compensation expense associated with equity based compensation plans.  During the current quarter, the Company adopted Financial Accounting Standard No. 123R which prescribes accounting for equity-based compensation arrangements using fair value methods.  The adoption of this standard as well as an acceleration of restricted stock awards for retirement eligible employees contributed more than half of the increase in expenses.  The remainder is due to increased professional fees associated with various corporate matters, including the establishment of the Mexico legal entity.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash Flows

Three Months Ended September 30, 2005

For the three months ended September 30, 2005, operating activities generated $936,000 in cash, as compared to the use of $18.5 million in cash for the same period one year earlier.  The Improvement in operating activities is attributable to several factors.  In the prior year quarter, discontinued operations used $6.1 million in cash.  Net working capital levels (defined as accounts receivable plus inventories less accounts payable) decreased $15.9 million when compared period over period.  A combination of the cash generated from operating activities with net proceeds from additional borrowings of $5.8 million were used to fund capital expenditures of $5.1 million and pay dividends of $2.6 million during the quarter.

Liquidity and Capital Resources

Our primary cash requirements include working capital, interest and mandatory debt payments, capital expenditures, operating lease payments, pension contributions and dividends.  We expect to spend between $17 million and $19 million on capital expenditures in fiscal 2006.  The Company expects that depreciation will be approximately $12 million for fiscal year 2006.  The primary sources of cash for each of the Company’s requirements are cash flows from continuing operations and borrowings under our revolving credit facility.

In addition, we regularly evaluate acquisition opportunities.  We anticipate that any cash needed for future acquisition opportunities would be obtained from borrowings under the revolving credit facility.  We have available borrowing capacity under various agreements of up to $71.9 million as of September 30, 2005.

The Company sponsors a number of defined benefit plans and defined contribution plans.  We have evaluated the current and long-term cash requirements of these plans.  As noted above, the operating cash flows from continuing operations are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

Borrowings under the revolving credit facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio, as defined in the revolving credit facility.  The effective rate interest rates for borrowings outstanding were 4.71% and 4.23%, respectively, at September 30, 2005 and June 30, 2005.  The annual facility fee in effect on our Revolving Credit Facility at September 30, 2005 was 0.25%.

The following table sets forth the Company’s capitalization at September 30, 2005 and June 30, 2005:

	September 30,	June 30,
	2005	2005
Short-term debt	$ 55,707	$ 52,213
Long-term debt	55,650	53,300
Total Debt	111,357	105,513
Less cash	22,665	23,691
Total net debt	88,692	81,822
Stockholders’ equity	179,479	175,553
Total capitalization	$268,171	$257,375

The Company’s net debt increased by $6.9 million at September 30, 2005.  The Company’s net debt to capital percentage was 33.1% at September 30, 2005 compared to 31.8% at June 30, 2005.

The Company has an insurance program in place for certain retired executives.  Current executives and new hires are not eligible for this program.  The underlying policies have a cash surrender value of $22.0 million and are reported net of loans of $12.5 million for which the Company has the legal right of offset.  These policies have been purchased to fund supplemental retirement income benefits for certain retired executives.  The aggregate value of future obligations was approximately $3.9 million and $4.0 million at September 30, 2005 and June 30, 2005, respectively.

The revolving credit facility contains customary affirmative and negative covenants.  In general, the covenants contained in the revolving credit facility are more restrictive than those of the Senior Notes due at various times.  Among other restrictions, these covenants require that the Company meet specified financial tests, including minimum levels of earnings from operations before interest, taxes, depreciation, and amortization (EBITDA), and various debt to EBITDA ratios.  These covenants also limit the Company’s ability to incur additional debt, make acquisitions, merge with other entities, create or become subject to liens and sell major assets.  At June 30, 2005 and September 30, 2005, the Company was in compliance with these financial covenants, and based upon its current plans and outlook, believes that it will continue to be in compliance with these covenants during the upcoming twelve-month period.

The revolving credit facility is scheduled to expire in February 2006.  As such, borrowings outstanding under this facility have been classified as current liabilities.  During the quarter, the Company continued discussions with banks participating in the current revolving credit facility.  The Company has received proposed term sheets and expects that a new facility will be finalized in the second quarter of fiscal 2006.  In addition, the Company believes that it has adequate access to the private credit market.  Based on those discussions and the general bank credit market, the Company believes it can complete a new agreement sooner if the need arose.  The Company believes that these resources, along with the cash flow generated from operations, will be sufficient to meet its anticipated cash funding needs for the foreseeable future.

The Company is contractually obligated under various operating leases for real property.  No significant leases were consummated in the first three months of fiscal 2006.

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

Foreign Currency Translation – The Company’s primary functional currencies used by its non-U.S. subsidiaries are the Euro and the British Pound Sterling.  During the last three-month period, both these currencies have experienced increases relative to the U.S. dollar.

Environmental Matters – The Company is party to various claims and legal proceedings, generally incidental to its business.  The Company does not expect the ultimate disposition of these matters will have a material adverse effect on its financial statements.

Seasonality – Historically, the second and fourth quarters have been the best quarters for our consolidated financial results.  Due to the gift-giving holiday season, the Consumer Products Group has experienced strong sales benefiting the second quarter performance.  The fourth quarter performance of the Food Service Equipment, ADP and Consumer Products Groups have historically been enhanced by increased activity in the construction of food retail outlets, the home building industry, and seasonal publications used in summer programs, respectively.

Critical Accounting Policies

The Condensed Consolidated Financial Statements include accounts of the Company and all its subsidiaries.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Condensed Consolidated Financial Statements, giving due consideration to materiality.  Although we believe that materially different amounts would not be reported due to the accounting policies adopted, the application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  We have listed in our Annual Report on Form 10-K for the year ended June 30, 2005 a number of accounting policies which we believe to be the most critical.  Nothing has changed in respect to those disclosures.

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

Exchange Risk

The Company is exposed to both transactional risk and translation risk associated with exchange rates.  Regarding transactional risk, the Company mitigates certain of its foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time.  These contracts are used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  Due to the absence of forward foreign currency contracts at September 30, 2005, the Company did not have any fair value exposure for financial instruments.

Our primary translation risk was with the Euro and the British Pound Sterling.  We do not hedge our translation risk.  As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate

The Company's interest rate exposure is limited primarily to interest rate changes on its variable rate borrowings. From time to time, the Company will use interest rate swap agreements to modify our exposure to interest rate movements.  At September 30, 2005, the Company has no outstanding interest rate swap agreements.  A hypothetical 1% point increase in interest rates would cost the Company approximately $650,000 in additional interest expense on an annual basis.

The Company also has $53.3 million of long-term debt at fixed interest rates as of September 30, 2005.  There would be no immediate impact on the Company's interest expense associated with its long-term debt due to fluctuations in market interest rates.  There has been no significant change in the exposure to changes in interest rates from June 30, 2005 to September 30, 2005.

Concentration of Credit Risk

The Company has a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of September 30, 2005, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.  In certain segments, some customers represent greater than 5% of the segments' revenues.  In the Food Service Equipment Group, one customer accounts for approximately 5% of estimated annual sales.  In our Engineered Products segment, one aerospace customer accounts for approximately 8.5% of segment annual revenues and one energy customer accounts for approximately 5.3% of estimated annual sales.  We have a long-term supply agreement with the aerospace customer.  Although we believe our relationship with this customer is good and will be ongoing, there can be no assurances that this will continue for the entire term of the supply agreement.  In our Food Service Equipment segment, many of our national accounts regularly review their selection of vendors.  Although our companies have historically prevailed and even gained market share under these circumstances, the outcome of future reviews cannot be predicted.

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

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls during the quarterly period ended September 30, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(e)

The following table provides information about purchases by the Company during the quarter ended September 30, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
				(d) Maximum number
			(c) Total number of	(or appropriate dollar
			shares (or units)	value) of shares (or
	(a) Total number of	(b) Average price	purchased as part of	units) that may yet be
	shares (or units)	paid per share	publicly announced	purchased under the
Period	Purchased	(or unit)	plans or programs	plans or programs

July 1, 2005 – July 31, 2005	538	$29.25	538	1,066,653
August 1, 2005 – August 31, 2005	7,259	$25.74	7,259	1,059,394
September 1, 2005 – September 30, 2005	3,243	$27.64	3,243	1,056,151
TOTAL	11,040	$26.47	11,040	1,056,151

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

(b)

The Company filed reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 2005.  In chronological order the filings covered the following matters:

1.

A Form 8-K was filed on August 25, 2005 announcing the Company’s earnings for the fiscal year and quarter ended June 30, 2005.

2.

A Form 8-K was filed on August 29, 2005 to report that an employment agreement had been entered into as of August 29, 2005 between the Company and Duane Stockburger, a Vice President of the Company who is one of the "Named Executive Officers" of the Company.

3.

A Form 8-K was filed on August 31, 2005 to report that on August 30, 2005 the Compensation Committee of the Board had made annual and long-term incentive compensation awards to the Named Executive Officers of the Company under the 1998 Long-Term Incentive Plan for the Company.

ALL OTHER ITEMS ARE INAPPLICABLE

STANDEX INTERNATIONAL CORPORATION

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDEX INTERNATIONAL CORPORATION

Date:

November 9, 2005

/s/ CHRISTIAN STORCH

Christian Storch

Vice President/CFO

Date:

November 9, 2005

/s/ TIMOTHY S. O'NEIL

Timothy S. O'Neil

Chief Accounting Officer