Form 10-Q
period 2005-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 2006-02-07
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2005

Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION

(Exact name of Registrant as specified in its Charter)

DELAWARE

31-0596149

(State of incorporation)

(I.R.S. Employer Identification No.)

6 MANOR PARKWAY, SALEM, NEW HAMPSHIRE

03079

(Address of principal executive office)

(Zip Code)

(603) 893-9701

(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   X      NO __

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  __   Accelerated filer  X   Non-accelerated filer  __

Indicate by check mark whether the Registrant is a shell filer (as defined in Rule 12b-2 of the Exchange Act).  YES ___     NO    X

The number of shares of Registrant's Common Stock outstanding on January 26, 2006 was 12,412,952.

STANDEX INTERNATIONAL CORPORATION

I N D E X

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Condensed Statements of Consolidated Income for the Three and

Six Months Ended December 31, 2005 and 2004 (Unaudited)

2

Condensed Consolidated Balance Sheets, December 31, 2005 and

June 30, 2005 (Unaudited)

3

Condensed Statements of Consolidated Cash Flows for the Six Months Ended

December 31, 2005 and 2004 (Unaudited)

4

Notes to Condensed Consolidated Financial Statements (Unaudited)

5

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

13

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

22

Item 4.

Controls and Procedures

23

PART II.

OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

24

Item 4.

Submission of Matters to a Vote of Security Holders

24

Item 6.

Exhibits

25

PART I. FINANCIAL INFORMATION
ITEM 1

STANDEX INTERNATIONAL CORPORATION
Condensed Statements of Consolidated Income
(In thousands, except per share data)
(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net sales	$ 167,351	$ 167,866	$ 337,731	$ 328,607
Cost of sales	(113,929)	(113,008)	(232,830)	(221,649)
Gross profit	53,422	54,858	104,901	106,958
Selling, general and administrative expenses	(42,254)	(43,178)	(83,832)	(82,230)
Other operating expense	(78)	--	(261)	--
Restructuring	(614)	--	(788)	(799)
Total operating expenses	(42,946)	43,178)	(84,881)	(83,029)
Income from operations	10,476	11,680	20,020	23,929

Interest expense	(1,719)	(1,551)	(3,652)	(3,069)
Other non-operating income/(expense), net	(37)	(140)	672	226

Income from continuing operations before income taxes	8,720	9,989	17,040	21,086
Provision for income taxes	(2,998)	(3,327)	(5,889)	(7,275)
Income from continuing operations	5,722	6,662	11,151	13,811

Loss from discontinued operations, net of taxes	(360)	(106)	(360)	(1,040)
Net income	$ 5,362	$ 6,556	$ 10,791	$ 12,771

Basic earnings per share:
Continuing operations	$ 0.47	$ 0.53	$ 0.91	$ 1.11
Discontinued operations	(0.03)	(0.00)	(0.03)	(0.08)
Total	$ 0.44	$ 0.53	$ 0.88	$ 1.03
Diluted earnings per share:
Continuing operations	$ 0.46	$ 0.53	$ 0.89	$ 1.11
Discontinued operations	(0.03)	(0.00)	(0.03)	(0.08)
Total	$ 0.43	$ .053	$ 0.86	$ 1.03
Cash dividends per share	$ 0.21	$ 0.21	$ 0.42	$ 0.42

See notes to condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)
	December 31,	June 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$ 23,121	$ 23,691
Receivables, net of allowances of $5,382 at December 31 and
$5,405 at June 30	89,442	93,676
Inventories	94,430	86,836
Prepaid expenses	7,579	8,325
Deferred tax asset	13,179	12,674
Total current assets	227,751	225,202
Property, plant and equipment	224,855	219,146
Less accumulated depreciation	(123,396)	(121,533)
Property, plant and equipment, net	101,459	97,613
Other assets:
Prepaid pension cost	26,029	26,954
Goodwill	81,792	66,910
Other	23,786	25,627
Total other assets	131,607	119,491
Total	$ 460,817	$ 442,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 569	$ 52,213
Accounts payable	52,635	58,379
Income taxes	3,407	3,626
Accrued expenses	42,136	46,251
Total current liabilities	98,747	160,469
Long-term debt (less current portion included above)	125,300	53,300
Deferred pension and other liabilities	48,991	52,984
Stockholders' equity:
Common stock	41,976	41,976
Additional paid-in capital	23,023	18,898
Retained earnings	407,927	402,322
Unamortized value of restricted stock	--	(63)
Accumulated other comprehensive loss	(27,088)	(30,405)
Treasury shares	(258,059)	(257,175)
Total stockholders' equity	187,779	175,553
Total	$ 460,817	$ 442,306

See notes to condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Condensed Statements of Consolidated Cash Flows
(In thousands)
(Unaudited)
	Six Months Ended
	December 31,
	2005	2004
Cash flows from operating activities
Net income	$ 10,791	$ 12,771
Loss from discontinued operations	(360)	(1,040)
Income from continuing operations	11,151	13,811
Adjustments to reconcile net income to net cash provided by/(used for) operating activities net of assets and liabilities acquired:
Gain from sale of assets	(662)	--
Equity based compensation	1,050	363
Depreciation and amortization	5,795	5,899
Contributions to defined benefit plans	(3,441)	(1,800)
Non-cash portion of restructuring charge	212	163
Net changes in operating assets and liabilities	(5,446)	(5,628)
Net cash provided by operating activities from continuing operations	8,659	12,808
Net cash used for operating activities from discontinued operations	--	(5,435)
Net cash provided by operating activities	8,659	7,373
Cash flows from investing activities
Expenditures for property and equipment	(10,221)	(5,251)
Expenditures for acquisitions	(17,075)	--
Proceeds from sale of assets	3,484	--
Net cash used for investing activities from continuing operations	(23,812)	(5,251)
Net cash provided by investing activities from discontinued operations	--	2,902
Net cash used for investing activities	(23,812)	(2,349)
Cash flows from financing activities
Proceeds from additional borrowings	99,499	14,724
Repayments of debt	(79,143)	(7,143)
Debt issuance costs	(450)	--
Cash dividends paid	(5,186)	(5,126)
Stock repurchased under employee stock option & purchase plans	(604)	--
Stock issued under employee stock option & purchase plans	441	682
Other, net	138	(93)
Net cash provided by financing activities from continuing operations	14,695	3,044
Net cash used for financing activities from discontinued operations	--	--
Net cash provided by financing activities	14,695	3,044
Effect of exchange rate changes on cash	(112)	1,385
Net change in cash and cash equivalents	(570)	9,453
Cash and cash equivalents at beginning of year	23,691	17,504
Cash and cash equivalents at end of period	$ 23,121	$ 26,957
Supplemental disclosure of cash flow information:
Cash paid during the six months for:
Interest	$ 3,622	$ 3,198
Income taxes	$ 4,122	$ 8,790
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations, cash flows and comprehensive income for the three months and six months ended December 31, 2005 and 2004 and the financial position at December 31, 2005.  The interim results are not necessarily indicative of results for a full year.  The condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosure contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2005.  The condensed consolidated balance sheet at June 30, 2005 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2005.

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

Commencing July 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payments” (SFAS No. 123R), which requires the recognition of compensation expense associated with stock options and awards based on their fair values.  The Company elected to adopt SFAS No. 123R using the modified prospective-transition method.  Under that method, compensation cost recognized in the first quarter of fiscal 2006 includes a ratable portion of compensation cost for all share-based payments not yet vested as of June 30, 2005, and a ratable portion of compensation cost for all share-based payments granted subsequent to June 30, 2005, based on the grant-date fair value.  During the first quarter of fiscal 2006, the Company changed its approach for recognizing compensation cost for retirement eligible employees.  The stated vesting period is considered non-substantive for those employees who are retirement eligible.  During the first quarter of fiscal 2006, an additional $531,000 was recognized as compensation expense for those employees that met the definition of retirement eligible for any shares not yet vested as of June 30, 2005 and any new awards granted in fiscal 2006.  During the six months ended December 31, 2005, we recognized an additional $160,000 of compensation expense as a result of the adoption of SFAS No. 123R reflecting the fair value of unvested stock options.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income, as reported	$5,362	$6,556	$10,791	$12,771
Add: Total stock-based compensation,
included in reported income, net of income taxes	199	348	687	378
Less: Total stock-based compensation,
net of income taxes, fair value method	(199)	(425)	(687)	(565)
Pro forma net income	$5,362	$6,479	$10,791	$12,584

Pro forma earnings per share:
Basic – as reported	$ .44	$ .53	$ .88	$ 1.04
Basic – pro forma	$ .44	$ .53	$ .88	$ 1.03

Diluted – as reported	$ .43	$ .53	$ .86	$ 1.03
Diluted – pro forma	$ .43	$ .53	$ .86	$ 1.02

Equity awards granted during the first six months of fiscal 2006 had a weighted average grant date fair value of $15.96.  The fair value of awards on the grant date was measured using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model as follows:

Range of risk-free interest rates	3.88% to 4.40%
Range of expected life of grants (in years)	0 to 3
Expected volatility of underlying stock	31%
Range of expected quarterly dividends (per share)	$.21

The total intrinsic value of options exercised during the six months ended December 31, 2005 was approximately $402,000.  Changes in the Company's equity awards for the second quarter of fiscal 2006 were as follows:

		Weighted	Aggregate
	Number	Average	Intrinsic Value
	of Shares	Exercise Price	($000)
Outstanding, beginning of year	377,046	$17.86
Granted	69,348	0
Exercised	(84,579)	21.10
Canceled	(7,960)	20.59
Outstanding, end of quarter	353,855	$15.70	$4,265
Exercisable, end of quarter	185,940	$24.26	$ 649

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

3.

Acquisitions

During the second quarter ended December 31, 2005, the Company completed two acquisitions.  Substantially all the assets of Three Star Manufacturing, Inc. (dba Kool Star) (“Kool Star”) were purchased in an all cash transaction.  Kool Star, with estimated annual sales of $9.0 million, is a manufacturer of walk-in cold storage units serving primarily the West Coast and southwest portions of the United States.  This bolt-on acquisition will expand the Company's refrigerated walk-in cooler and freezer product line by providing improved access to the growing southwestern U.S. market where the Company's presence has not been strong.  Immediately after completion of the acquisition, the Company closed the manufacturing facility in California and began relocating the manufacturing assets to its Mexico manufacturing facility.  The Company has not yet completed the valuation of intangibles.  The Company expects to complete this valuation during the third quarter of fiscal 2006.  Kool Star will be integrated into the Food Service Equipment Segment.

The Company also completed the acquisition of substantially all of the assets of the Innovent Special Products Group (“Innovent”) in an all cash transaction.  With manufacturing facilities in Peabody, MA and Venray, Netherlands, Innovent manufactures processing tooling critical to the manufacture of absorbent cores for child/adult diapers, feminine hygiene products and medical underpads.  Innovent provides the Company access to complementary markets where the products and technology of its Engraving Group can be adapted.  The Innovent Special Products Group is expected to generate more than $8 million in revenue.  The Innovent Special Products Group will be integrated into the Engraving Group.  The Company has not yet completed the valuation of identified intangibles and the acquired machinery and equipment.  The Company expects to complete the valuations during the third quarter of fiscal 2006.

The total purchase price for the two acquisitions was $16.9 million.  Unallocated purchase price of $14.4 million is included in the caption Goodwill as of December 31, 2005.  The Company does not expect that the finalization of the purchase price will have any material impact on the reported results of operations.

The results of operations of Kool Star and Innovent have been included in the consolidated statement of income for the quarter ended December 31, 2005 from the dates of the acquisitions, respectively.  The results of operations of Kool Star and Innovent were not material to the results of operations for the quarter ended December 31, 2005 and are not expected to be material to the Company's consolidated results of operations in future periods.

4.

Discontinued Operations

The Company entered into a tentative agreement to sell certain land and property in France.  This building was previously part of the Keller-Dorian Graveurs operations which were sold in fiscal 2001.  In addition to several other conditions precedent to consummation of the sale, the Company is contractually and legally obligated to complete a full environmental study of the premises.  During the second quarter ended December 31, 2005, the Company incurred a charge in connection with the results of an environmental study completed on a building located in France of $360,000.  The amount represents the estimate, at this time, of remediation costs associated with the property.

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

The following summarizes the activities associated with discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net sales	$ --	$ --	$ --	$ 4,454
Operating loss	(360)	(653)	(360)	(1,588)
Loss from discontinued operations,
net of taxes	$(360)	$ (106)	$(360)	$(1,040)

5.

Goodwill

Changes to goodwill during the current fiscal year were as follows (in thousands):

Balance at June 30, 2005	$66,910
Unallocated purchase price	14,426
Translation	456
Balance at December 31, 2005	$81,792

During the second quarter ended December 31, 2005, the Company completed two acquisitions as discussed in Note 3.  The Company has not yet completed the purchase price allocation for these two acquisitions.  The Company expects that the purchase price allocation will be completed by the end of the third quarter of fiscal 2006.  Included in the goodwill balance above is the unallocated purchase price associated with the acquisition of substantially all the assets of Kool Star and substantially all the assets of Innovent.  The Company accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  Under SFAS No. 142, the Company does not amortize goodwill and intangible assets that have indefinite lives.  SFAS No. 142 also requires that the Company assess goodwill and intangible assets with indefinite lives for impairment at least annually, or on an interim basis if events or circumstances indicate, based on the fair value of the related reporting unit or intangible asset.  The Company performs its annual impairment assessment in the fourth quarter of each year.

6.

Inventories

Inventories are valued at the lower of cost or market.  Cost is determined using the first in, first out method.  Inventories at December 31, 2005 and June 30, 2005 are comprised of the following (in thousands):

	December 31,	June 30,
	2005	2005
Raw materials	$34,801	$31,737
Work in process	21,942	21,901
Finished goods	37,687	33,198
Total	$94,430	$86,836

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying Condensed Statements of Consolidated Income and were as follows for the three- and six-month periods ended December 31, 2005 and 2004:

	2005	2004
Quarter	$ 8,101	$ 7,708
Year-to-date	$15,871	$14,081

7.

Debt

Debt is comprised of the following (in thousands):

	December 31,	June 30,
	2005	2005
Bank credit agreements	$ 72,000	$ 45,000
Institutional investors – note purchase agreements
5.94% to 6.80% (due 2007-2013)	50,000	57,143
Other 3.62% to 7.25% (due 2007-2019)	3,829	3,370
Total	125,829	105,513
Less current portion	(529)	(52,213)
Total long-term debt	$125,300	$ 53,300

During the second quarter ended December 31, 2005, the Company entered into a new 5 year $150 million revolving credit facility (the facility) with nine participating banks.  The facility replaced the existing facility which was to expire in February 2006.  Proceeds under the facility may be used for general corporate purposes or to provide financing for acquisitions.  The Company incurred debt issuance costs of approximately $450,000, which will be recognized over the term of the facility.  The agreement contains certain covenants including limitations on indebtedness and liens.  Borrowings under the agreement bear interest at a rate equal to the sum of a base rate or a Eurodollar rate, plus an applicable percentage based on the Company’s consolidated leverage ratio, as defined by the agreement.  The effective interest rate at December 31, 2005 was 5.375%.  Borrowings under the agreement are not collateralized.  As of December 31, 2005, the Company had the ability to borrow an additional $77.4 million.

The Company’s loan agreements contain certain provisions relating to the maintenance of certain financial ratios and restrictions on additional borrowings and investments.  The most restrictive of these provisions requires that the Company maintain a minimum ratio of earnings to fixed charges, as defined, on a trailing four quarters basis.

Debt is due as follows by fiscal year (in thousands):  2006, $529; 2007, $3,571; 2008, $3,571; 2009, $28,571; 2010, $75,571 and thereafter, $14,016.

At December 31, 2005, the Company was in compliance with all debt covenants.

8.

Retirement Benefits

In the fiscal year ended June 30, 2005, the Company recorded a net pension expense of $7.4 million.  The Company expects to report a net pension expense of approximately $7.8 million in the current fiscal year.  Pension and other post-retirement expense for the three- and six-month periods ending December 31, 2005 and 2004 were as follows (in thousands):

U.S. Plans:

	Pension Benefits				Other Post Retirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	December 31,		December 31,		December 31,		December 31,
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$1,347	$ 1,149	$ 2,694	$2,298	$ 5	$ 5	$ 10	$ 11
Interest cost	2,962	2,891	5,924	5,782	34	40	68	81
Expected return on plan assets	(4,050)	(3,751)	(8,100)	(7,502)	--	--	--	--
Amortization of prior service costs	61	55	122	111	--	--	--	--
Recognized actuarial loss	1,146	909	2,292	1,818	(11)	(7)	(22)	(14)
Amortization of transition (asset)/obligation	1	(1)	2	(3)	56	56	112	113
Net periodic benefit cost	$1,467	$ 1,252	$ 2,934	$ 2,504	$84	$94	$168	$191

Foreign Plans:

	Pension Benefits
	Three Months Ended		Six Months Ended
	December 31		December 31
	2005	2004	2005	2004
Service cost	$218	$ 103	$436	$ 368
Interest cost	406	324	812	708
Expected return on plan assets	(313)	(306)	(626)	(607)
Amortization of prior service costs	(13)	7	(26)	15
Recognized actuarial loss	166	208	332	412
Amortization of transition asset	--	--	--	(1)
Net periodic benefit cost	$464	$ 336	$928	$ 895

Contributions to pension plans in the first six months of fiscal 2006 were approximately $3.4 million.  Contributions based on current actuarial evaluations are expected to total $4.0 million for all of fiscal 2006, including any planned voluntary contributions.  Cash contributions in subsequent years will depend upon a number of factors including the investment performance of the plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

9.

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Basic – Average shares outstanding	12,258	12,272	12,246	12,244
Effect of Dilutive Securities – Stock Options and unvested stock awards	328	153	319	137
Diluted – Average Shares Outstanding	12,586	12,425	12,565	12,381

Both basic and diluted incomes are the same for computing earnings per share.  Options to purchase 72,470 and 100,220 shares of common stock were not included in the computation of diluted earnings per share for the three months ended December 31, 2005 and 2004, respectively. Options to purchase 77,470 and 113,920 shares of common stock were not included in the computation of diluted earnings per share for the six months ended December 31, 2005 and 2004, respectively. Such options have been excluded because the options’ exercise prices were greater than the average market price of the common stock on those dates and, as a result, their inclusion would have been antidilutive.

10.

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

	Six Months Ended December 31,
	Involuntary
	Employee
	Severance
	and Benefit	Shutdown
	Costs	Costs	Total
Expense – Fiscal 2006
Cash expended	$208	$ 368	$576
Accrual/non-cash	73	139	212
Total expense	$281	$ 507	$788

Expense – Fiscal 2005
Cash expended	$542	$ 94	$636
Accrual/non-cash	63	100	163
Total expense	$605	$ 194	$799

	Six Months Ended December 31,
	2005	2004
Accrued Balances
Balance June 30,	$ 301	$ 2,223
Payments	(912)	(2,134)
Additional Accrual	788	154
Balance December 31,	$ 177	$ 243

The restructuring costs related to the following segments:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Food Service Equipment Group	$418	$ --	$470	$ 148
Air Distribution Products Group	119	--	233	--
Engraving Group	77	--	85	791
Engineered Products	--	--	--	(140)
Total expense	$614	$ --	$788	$ 799

11.

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

12.

Comprehensive Income

Total comprehensive income and its components for the three and six months ended December 31, 2005 and 2004 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income:	$5,362	$6,556	$10,791	$12,771
Other comprehensive gains (losses):
Foreign currency translation adjustments	1,797	1,171	3,317	3,713

Comprehensive income	$7,159	$7,727	$14,108	$16,484

The components of accumulated other comprehensive losses are as follows (in thousands):

	December 31,	June 30,
	2005	2005
Foreign currency translation adjustment	$ 9,256	$ 5,939
Additional minimum liability (net of $20.6 million tax)	(36,344)	(36,344)
Accumulated other comprehensive loss	$(27,088)	$(30,405)

13.

Income Taxes

The provision for income taxes for continuing operations differs from that computed using Federal income tax rates for the following reasons:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Statutory tax rate	35.0%	35.0%	35.0%	35.0%
Non-U.S.	(1.7)	(1.4)	(1.5)	(1.0)
State taxes	2.5	3.3	2.5	3.3
Other	(1.4)	(3.6)	(1.4)	(2.8)

Effective income tax rate	34.4%	33.3%	34.6%	34.5%

14.

Industry Segment Information

The Company is composed of five business segments.  Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Operating income by segment below excludes interest expense and income (in thousands).

	Three Months Ended December 31,				Six Months Ended December 31,
			Income from				Income from
	Net Sales		Operations		Net Sales		Operations
	2005	2004	2005	2004	2005	2004	2005	2004
SEGMENT
Food Service Equipment Group	$ 60,054	$ 58,737	$ 2,886	$ 4,336	$127,947	$118,453	$10,114	$ 11,154
Air Distribution Products Group	32,215	33,406	3,064	2,679	67,661	67,670	6,080	5,770
Engraving Group	19,094	18,704	1,892	2,850	38,163	36,301	3,829	4,741
Engineered Products Group	28,458	30,137	3,381	4,426	58,096	59,300	6,779	9,227
Consumer Products Group	27,530	26,882	2,423	1,684	45,864	46,883	2,051	2,449
Restructuring	--	--	(614)	--	--	--	(788)	(799)
Corporate	--	--	(2,556)	(4,295)	--	--	(8,045)	(8,613)
Total	$167,351	$167,866	$10,476	$11,680	$337,731	$328,607	$20,020	$23,929

ITEM 2

STANDEX INTERNATIONAL CORPORATION

Management's Discussion and Analysis of

Financial Condition and Results of Operations

Statements contained in the following “Management’s Discussion and Analysis” that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company’s business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired.  These factors include, but are not limited to general and international economic conditions, specific business conditions in one or more of the industries served by the Company, lower-cost competition, both domestic and foreign, in certain of our businesses, the impact of higher raw material costs, uncertainty in the mergers and acquisitions market generally, an inability to realize the expected cost savings from the implementation of lean enterprise manufacturing techniques, the failure to continue timely expansion of the manufacturing operations at the Company's new plant in Mexico, and the inability to achieve the savings expected from the sourcing of raw materials from China.  In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

Overview

Standex International Corporation (the “Company” or “we”) is a leading producer of a variety of products and services for diverse market segments.  The Company has five reporting segments:  Food Service Equipment Group, Air Distribution Products (ADP) Group, Engraving Group, Engineered Products Group, and Consumer Products Group.  Because these segments serve different markets, the performance of each is affected by different external and economic factors.

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

The disposal of the Consumer Products Group will result in the reallocation of the Company's capital resources to those of its remaining businesses that offer the Company greater opportunities for profitable growth.  To accomplish this, the Company will seek bolt-on acquisitions that both increase its presence in existing markets and broaden the reach of its products and technology into complementary markets.  During the second quarter of fiscal 2006, the Company took several steps in furthering this strategy.  The Company acquired substantially all the assets of Kool Star, a manufacturer of walk-in refrigeration units located in California.  This bolt-on acquisition will expand the Company's refrigerated walk-in cooler and freezer product line by providing improved access to the growing southwestern U.S. market where the Company's presence has not been strong.  The Company is relocating the Kool Star manufacturing to Mexico.  The Company also completed the purchase of substantially all the assets of Innovent Specialty Products, a manufacturer of processing tooling with locations in Massachusetts and the Netherlands.  Innovent provides the Company access to complementary markets where the products and technology of its Engraving Group can be adapted.

The Company continues to aggressively pursue other acquisition opportunities in areas that have been determined to be most strategically significant to its business portfolio.  The Company is working with several investment bankers to conduct searches on its behalf for larger companies with sales in excess of $30 million.

During the second quarter, the Company took several steps in connection with its expansion into Mexico.  Its new manufacturing facility was substantially completed during the quarter.  Its completion enabled the Company to close its Procon Products plant in Tennessee during the quarter and one ADP plant in Colorado in the fourth quarter of fiscal 2005 and relocate manufacturing operations to Mexico where production commenced in January 2006.  The Company recorded restructuring costs of approximately $614,000 during the quarter in connection with the closure and relocation of these operations.  The Company completed the sale of the properties in Colorado and Tennessee during the quarter, resulting in a gain of approximately $662,000, more than offsetting the restructuring costs incurred.

As has been stated previously, the cost of the Mexican facility, including initial capital improvements, will be approximately $7 million.  The Company incurred start up costs of approximately $238,000 during the quarter in connection with the hiring of personnel, training costs and other related costs.  The Company expects that the costs to bring the facility to full capacity will be dilutive to earnings by approximately $700,000 to $1 million in fiscal 2006.  The Company anticipates that once the facility is fully operational, which it expects will occur by the end of fiscal 2007, annual savings in the range of $2 million to $2.5 million will be realized.

There are a number of key external factors other than general business and economic conditions that can impact the performance of the businesses of the Company.  The key factors affecting each business are described below in the segment analysis.

The Company monitors a number of key performance indicators including net sales, gross profit margin, income from operations, capital expenditures and backlog.  A discussion of these key performance indicators is included within the discussion below.  Unless otherwise noted, references to years are to fiscal years.

Consolidated Results from Continuing Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Net Sales	$167,351	$167,866	$337,731	$328,607
Gross Profit Margin	31.9%	32.7%	31.1%	32.5%
Other Operating Expense	$ (78)	$ --	$ (261)	$ --
Restructuring Expense	$ (614)	$ --	$ (788)	$ (799)
Income from Operations	$ 10,476	$ 11,680	$ 20,020	$ 23,929

Backlog as of December 31	$102,906	$101,317	$102,906	$101,317

Net Sales

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net Sales, as reported	$167,351	$167,866	$337,731	$328,607
Components of Change in Sales:
Effect of Acquisitions	$ 1,700	$ 8,900	$ 1,700	$ 22,800
Effect of Exchange Rates	$ (715)	$ 1,776	$ (100)	$ 2,892
Organic Sales Growth	$ (1,500)	$ 15,967	$ 7,524	$ 32,301

Net sales for the quarter of $167.4 million were substantially unchanged from the $167.9 million reported for the same period last year.  Acquisitions added $1.7 million in sales during the quarter, while exchange rates resulted in decreased sales of approximately $715,000.  After taking these into consideration, organic sales decreased by approximately one percent over the second quarter of last year.  Revenue decreases in the ADP and Engineered Products Groups offset improvements in each of the Company's three other business groups.  A further discussion by segment follows.

Net sales for the six months ended December 31, 2005 increased $9.1 million over the same period of fiscal 2004, a 2.8% increase.  The effect of acquisitions for the six-month period was the same as that noted for the quarter above, while organic sales growth from existing businesses resulted in the remaining $7.4 million in increased sales.  Revenue decreases in the Consumer Products and Engineered Products Groups were largely offset by positive performances in the Company’s other business groups.  A further discussion by segment follows.

Gross Profit Margin

The Company’s consolidated gross profit margin decreased to 31.9% for the quarter ended December 31, 2005, versus 32.7% in the same quarter of last year.  A decline was experienced by all of our segments.  The most significant decline was in the Engineered Products Group whose 2005 second quarter performance was favorably impacted by a one-time contract adjustment from a major aerospace customer.  A combination of sales growth in lower margin businesses and higher costs also contributed to the decline in gross profit margins.

Consolidated gross profit margins for the six months ended December 31, 2004 was 31.1% versus 32.5% in the same period in fiscal 2005.  The Engraving, Consumer Products and Food Service Equipment Groups experienced margin declines period over period.  The declines are attributable primarily to product mix factors and inefficiencies associated with the relocation of certain manufacturing activities to Mexico.  Margins for the Air Distribution Products and Engineered Products Groups remained flat with the same period one year earlier.

Other Operating Expenses and Restructuring

The Company includes restructuring charges and certain other operating expenses and income as separate line items.  “Other Operating Expense” includes gains or losses on the sale of assets.  During the second quarter of fiscal 2006, the Company recorded a gain of approximately $670,000 associated with the sale of two properties.  The Company also incurred restructuring charges of $614,000, largely in connection with the relocation of the manufacturing operations of those two facilities to Mexico.  For the six months ended December 31, 2005, the Company incurred restructuring costs of $788,000, pre-tax, compared to $799,000 one year earlier.

Income from Operations

For the three months ended December 31, 2005, income from operations decreased $1.2 million, a 10.3% decrease from the same period in fiscal 2005.  Improvements in income from operations occurred in the ADP and Consumer Products Groups, but these were more than offset by decreases in the Food Service Equipment, Engineered Products and Engraving Groups.  A detailed explanation by segment follows.

For the six months ended December 31, 2005, income from operations decreased $3.9 million, a 16.3% decrease from the same period one year earlier.  This decrease occurred in all of the Groups except ADP.  The decrease was partially offset by a reduction in Corporate and Other operating expenses.   See further explanation by segment below.

Income Taxes

The Company’s effective income tax rate for the three months ended December 31, 2005 was 34.4%, an increase of 1% from 33.3% in the same period in fiscal 2005.  The current quarter rate is consistent with the 34.6% rate for the six-month period.

Backlog

For the period ended December 31, 2005, backlog increased $1.6 million, a 1.6% increase from the same period one year earlier.  All of our segments reported better backlog for the current year first quarter, with the exception of the ADP and Engraving Groups.  The backlog reflects the strength of many of the core markets served by the Company's segments.

Segment Analysis

Net Sales

The following table presents net sales by business segment (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Food Service Equipment Group	$60,054	$ 58,737	$127,947	$118,453
Air Distribution Products Group	32,215	33,406	67,661	67,670
Engraving Group	19,094	18,704	38,163	36,301
Engineered Products Group	28,458	30,137	58,096	59,300
Consumer Products Group	27,530	26,882	45,864	46,883
Total	$167,351	$167,866	$337,731	$328,607

Food Service Equipment Group

Net sales for the Group increased $1.3 million, or 2.2%, when compared to the same period one year earlier.  This increase was largely driven by a 23% increase in sales of our Nor-Lake branded refrigeration products, due to increased penetration of large buying groups and key national accounts.  These improvements were partially offset by decreased revenues within our meal delivery systems business and our Procon line of fluid dispensing and circulating pumps.   In the second quarter of last year, sales of our rethermalization systems for meal deliveries to government institutions were approximately $2.0 million higher than sales in the current quarter.  The lower sales performance was attributable to a decrease in government spending in the program served by our systems.  Sales of Procon pumps were down approximately 14% when compared to the same period one year earlier.  The closure and relocation to Mexico of the Tennessee manufacturing operations disrupted sales during the quarter.  This disruption is not expected to continue.

Net sales for the segment for the first half of fiscal 2006 increased $9.5 million, or 8.0% over the same period one year earlier.  Organic sales for the six months ended December 31, 2005 increased $8.4 million, or 2.6%.  Similar to the factors which led to the improvement in sales for the current quarter, sales of refrigerated cases and walk-in units sales have increased largely due to the sales channel efforts noted above.  These positive gains were offset by decreases in sales of Procon fluid dispensing and circulating pumps and the USECO line of thermal reheating systems.

Air Distribution Products Group

Sales decreased $1.2 million, or 3.6%, from the second quarter of fiscal 2005.  The decrease is attributable to a slowdown in new home construction in the principal markets served by ADP.  ADP began manufacturing products from the Company's new facility in Mexico in January 2006 and expects to better serve the fast-growing Southwestern U.S. market from that location.

Net sales for ADP remained constant at $67.7 million for the six months ended December 31, 2005 when compared to the same period one year earlier.  Small gains in volume were largely offset by price concessions resulting from lower steel prices.

Engraving Group

Net sales of the Engraving Group increased by $390,000, or 2.1%, when compared to the second quarter in fiscal 2005.  This increased sales performance was led by the Group's international operations in the mold texturization products. The remainder of the sales across all of the Group’s core product offerings, including mold texturization, rolls and plate engraving, and embossing equipment businesses were largely unchanged when compared to the same period in fiscal 2005 with some decreases in domestic operations.

Net sales for the six months ended December 31, 2005 increased $1.9 million, a 5.1% increase from the first six months of fiscal 2005.  Improved sales of its rolls and plate engraving products and the Group’s international operations provided much of the growth in net sales when compared to the same period in fiscal 2005.  Domestic sales of mold texturization products were down when compared to the same period one year earlier largely due to decreased activity in the automotive market.

Engineered Products Group

Net sales of the Engineered Products Group decreased $1.7 million, or 5.6%, when compared to the same period one year earlier.  The hydraulics business unit reported a year over year sales increase of approximately 35%.  This was largely offset by a decrease in sales of approximately 31% in our metal spinning businesses.  The bulk of the decline was due to the fact that the unit's revenue in the second quarter of fiscal 2005 included a favorable contract adjustment from a major aerospace manufacturer in connection with the adjustment of a long-term supply agreement that is likely to result in a reduction in quantity of products shipped.  Sales of our electronics businesses decreased approximately 8% period over period as a result of automotive sensor business declines.

Net sales for the six months ended December 31, 2005 decreased $1.2 million, or 2.0%, over the same period one year earlier.  Revenue declines in the Company’s metal spinning and electronics businesses offset the strong positive performance of its hydraulics business.

Consumer Products Group

Sales of the Consumer Products Group increased $648,000, or 2.4%, when compared to the same period one year earlier.  The increase was primarily attributable to the sales performance of the Company’s publishing and religious bookstore businesses.  A strong holiday season coupled with the performance of its new curriculum products led to the increased sales performance within the publishing business.  The religious bookstore business benefited from a strong holiday season coupled with the fact that it opened a new store in Phoenix, Arizona before closing its existing store in that city.  Having duplicate stores open during the holiday season helped to increase sales.  The new store was the first to incorporate the unit's updated store format which is to provide a smaller, more efficient store, and indications are that customers are receptive to the format.  It is intended that the new format will be implemented at other store locations over time.  Sales within our mail order business were consistent with those noted in the same period one year earlier.

Net sales for the six months ended December 31, 2005 decreased $1.0 million, or 2.2%, when compared to the same period one year earlier.  Decreased sales in the publishing business, resulting from a one-time first quarter reduction in sales from a major customer who transitioned from direct buying to the use of consignment inventory were not offset by improved sales in the religious bookstore business during the first six months of this year.  Sales within the mail order unit were constant with those of the prior year period.

Income from Operations

The following table presents income from operations by business segment (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Food Service Equipment Group	$ 2,886	$ 4,336	$10,114	$11,154
Air Distribution Products Group	3,064	2,679	6,080	5,770
Engraving Group	1,892	2,850	3,829	4,741
Engineered Products Group	3,381	4,426	6,779	9,227
Consumer Products Group	2,423	1,684	2,051	2,449
Restructuring	(614)	--	(788)	(799)
Corporate and Other Operating Expenses	(2,556)	(4,295)	(8,045)	(8,613)
Total	$10,476	$11,680	$20,020	$23,929

Food Service Equipment Group

Income from operations for the quarter ended December 31, 2005 decreased $1.5 million, or 33.4% when compared to the same period one year earlier.  This decrease is largely attributable to product mix factors, as the increased sales was attributable to lower-margin business.  In addition, the acquisition of Kool Star and subsequent shutdown and relocation of its manufacturing operations to Mexico required the Company to temporarily manufacture Kool Star product in its Mississippi manufacturing facility, resulting in higher shipping, labor and other operating costs.  Lower sales of the Group’s meal delivery systems and Procon pumps also adversely impacted operating income.  The performance of our Nor-Lake brands positively impacted operating income, due to a combination of cost reduction activities through procurement programs and increased sales levels.

Income from operations for the six months ended December 31, 2005 decreased $1.0 million, a 9.3% decrease over the same period one year earlier.  The same factors which led to the decrease in the quarter also led to the decreases during the six-month period.

Air Distribution Products Group

Income from operations of the ADP Group increased $385,000, or 14.4% when compared with the amount noted in the second quarter of the prior year.  A combination of reduced costs for steel, a major raw material for this business, and the continued implementation of Lean Manufacturing disciplines led to the improvement.  The closure of the Group's manufacturing facility in Colorado has had a favorable impact on performance by reducing overall operating costs and enhancing the capacity utilization of the Group's remaining facilities.  In addition, the improved ability of the Group to penetrate the growing southwestern U.S. market and the lower shipping costs resulting from the close proximity of the Mexico plant to customers in that region are expected to enhance the earnings, as well as the sales performance of the Group.

Income from operations for the six months ended December 31, 2005 increased $310,000, or 5.4%, when compared to the same period one year earlier.  The factors noted above in the quarter were also largely responsible for the improvements in income from operations for the six-month period.

Engraving Group

Income from operations decreased $958,000, or 33.6%, when compared to the same quarter in the prior year.  This decrease was due to pricing pressure from automotive customers in North America, product mix and productivity issues resulting from excessive overtime and significant amounts of re-work.  The Group is taking aggressive steps to eliminate its productivity inefficiencies and will expand its use of digital technology as one measure to achieve improvements.

Income from operations for the six months ended December 31, 2005 decreased $912,000, or 19.2%, when compared to the same period one year earlier.  The factors noted above in the quarter were also largely responsible for the decrease in income from operations for the six-month period.

Engineered Products Group

Income from operations decreased $1.1 million, or 23.6%, when compared to the same period one year earlier.  This decrease is primarily attributable to a favorable contractual adjustment in the same quarter of last year from a major aerospace manufacturer in connection with the amendment of a long term supply agreement, which represented incremental operating income in the prior year.  In addition, the electronics unit experienced product mix issues combined with pricing pressures from automotive customers, resulting in a decrease in operating income when compared to the same period one year earlier.  The Group is taking steps to reduce costs further in the electronics business, including sourcing more components from China and locating certain assembly functions in China, both of  which are scheduled to commence in the fourth quarter of fiscal 2006.  These decreases were offset by the positive impact on operating income of the improved sales performances of the hydraulics business, as well as a reduction in costs through the addition of more automated manufacturing equipment, offshore sourcing of components and lean activities in the hydraulics business.

Income from operations for the six months ended December 31, 2005 decreased $2.5 million, or 26.5%, when compared to the same period one year earlier.  The factors noted above in the quarter were also largely responsible for the decrease in income from operations for the six-month period.

Consumer Products Group

Income from operations increased $739,000, or 43.9% when compared to the same period one year earlier.  The strong sales performances of the publishing and the religious bookstore business contributed greatly to this improvement.  These businesses operate with high gross margins, which means that any increase in sales will tend to increase income from operations disproportionately.

Income from operations for the six months ended December 31, 2005 decreased $398,000, or 16.3% when compared to the same period one year earlier.  This decrease is attributable to the loss incurred in the first quarter of fiscal 2006 resulting from the matters discussed in sales above and sales mix within our retail stores.

Corporate and Other Operating Expenses

Corporate and other operating expenses decreased approximately $1.7 million, or 40.5%, when compared to the same period one year earlier.  This decrease is attributable to the gain on the sale of properties of approximately $670,000, as well as reductions in expenses, including professional fees associated with Sarbanes-Oxley compliance work, and fees incurred to conduct senior management recruitment efforts.  To meet the requirements of Section 404 of the Sarbanes-Oxley Act in the prior year, the Company incurred costs for additional manpower to supplement current staff levels within the Internal Audit function.  Those incremental costs did not occur in the current quarter.  The decrease is also attributable to lower pension and healthcare costs in the current year due to a lower headcount at the Corporate office. These decreases were offset slightly by increased compensation expense associated with the adoption of Financial Accounting Standard No. 123R of approximately $82,000.

Corporate and other operating expenses for the six months ended December 31, 2005 decreased $568,000, or 6.6% when compared to the same period one year earlier.  This decrease is largely due to the factors noted above for the quarter offset by increased compensation expense associated with equity based compensation plans.  In the first quarter of fiscal 2006, the Company adopted Financial Accounting Standard No. 123R which prescribes accounting for equity-based compensation arrangements using fair value methods.  The effect of adopting this standard on equity based compensation as well as an acceleration of restricted stock awards for retirement eligible employees contributed more than $700,000 in increased expense for the six months ended December 31, 2005.

Discontinued Operations

During the second quarter ended December 31, 2005, the Company incurred a charge in connection with the results of an environmental study completed on a building located in France.  This building was previously part of the Keller-Dorian Graveurs operations which were sold in fiscal 2001.  See the Notes to the Condensed Consolidated Financial Statements for additional information.  In June 2004, the Company’s Board of Directors approved a plan to divest of the James Burn International (JBI) subsidiary.  The Company completed the sale effective September 1, 2004 and recorded additional charges in the first and second quarters of fiscal 2005 associated with this transaction.

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash Flows

Six Months Ended December 31, 2005

For the six months ended December, 2005, operating activities generated $8.7 million in cash, as compared to cash generated of $7.4 million for the same period one year earlier.  The improvement in cash generation from operating activities is attributable to several factors.  In the prior year period, discontinued operations used $5.4 million in cash.  Net working capital levels (defined as accounts receivable plus inventories less accounts payable) increased $5.7 million when compared period over period.  Increases in inventory levels associated with the Company's relocation of several manufacturing activities to Mexico coupled with the effect of acquisitions increased net working capital levels.  The remainder of the use in operating cash flows can be attributed to the cash contributions made to the Company's defined benefit pension plans that were $1.6 million higher in the first six months of fiscal 2006 than in the first six months of last year.  A combination of the cash generated from operating activities, proceeds from the sale of two properties of $3.4 million and net proceeds from additional borrowings of $20 million were used to fund capital expenditures of $10.2 million, acquisitions of $17.1 million and dividends of $5.2 million during the quarter.

Liquidity and Capital Resources

Our primary cash requirements include working capital, interest and mandatory debt payments, capital expenditures, operating lease payments, pension plan contributions and dividends.  We expect to spend between $17 million and $19 million on capital expenditures in fiscal 2006.  The Company expects that depreciation will be approximately $12 million for fiscal year 2006.  The primary sources of cash for each of the Company’s requirements are cash flows from continuing operations and borrowings under our revolving credit facility.

In addition, we anticipate that any cash needed for future acquisition opportunities would be obtained from borrowings under the revolving credit facility.  We have available borrowing capacity under various agreements of up to $77.4 million as of December 31, 2005.

The Company sponsors a number of defined benefit and defined contribution retirement plans.  We have evaluated the current and long-term cash requirements of these plans.  As noted above, the operating cash flows from continuing operations are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

Borrowings under the revolving credit facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio, as defined in the revolving credit facility.  The effective rate interest rates for borrowings outstanding were 5.375% and 4.23%, respectively, at December 31, 2005 and June 30, 2005.  The annual facility fee in effect on our Revolving Credit Facility at December 31, 2005 was .175%.

The following table sets forth the Company’s capitalization at December 31, 2005 and June 30, 2005:

	December 31,	June 30,
	2005	2005
Short-term debt	$ 569	$ 52,213
Long-term debt	125,300	53,300
Total Debt	125,869	105,513
Less cash	23,121	23,691
Total net debt	102,748	81,822
Stockholders’ equity	187,779	175,553
Total capitalization	$290,527	$257,375

The Company’s net debt increased by $20.9 million at December 31, 2005.  The Company’s net debt to capital percentage was 35.4% at December 31, 2005 compared to 31.8% at June 30, 2005.

The Company has an insurance program in place for certain retired executives.  Current executives and new hires are not eligible for this program.  The underlying policies have a cash surrender value of $22.3 million and are reported net of loans of $12.5 million for which the Company has the legal right of offset.  These policies have been purchased to fund supplemental retirement income benefits for certain retired executives.  The aggregate value of future obligations was approximately $3.6 million and $4.0 million at December 31, 2005 and June 30, 2005, respectively.

During the quarter ended December 31, 2005, the Company entered into a new revolving credit agreement to refinance the previous facility, which was scheduled to expire in February 2006.  The new agreement, in which nine banks are participating as lenders, provides the Company with the ability to borrow up to $150 million at competitive interest rates, with an option to the Company to increase the facility up to $225 million.  The agreement will expire in December 2010.  As such, borrowings outstanding under this facility have been classified as long term liabilities.  The Company believes that these resources, along with the cash flow generated from operations, will be sufficient to meet its anticipated cash funding needs for the foreseeable future.

The revolving credit facility contains customary affirmative and negative covenants.  The covenants are no more, and in fact, are less restrictive in some respects than the covenants contained in the previous facility.  Among other restrictions, they require that the Company meet specified financial tests, including minimum levels of earnings from operations before interest, taxes, depreciation, and amortization (EBITDA), and various debt to EBITDA ratios.  The covenants also limit, but do not preclude, the Company’s ability to incur additional debt, merge with other entities, create or become subject to liens and sell major assets.  At June 30, 2005 and December 31, 2005, the Company was in compliance with the applicable financial covenants, and based upon its current plans and outlook, believes that it will continue to be in compliance with these covenants during the coming twelve-month period.

The Company is contractually obligated under various operating leases for real property.  No significant leases were consummated in the first six months of fiscal 2006.

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

Interest Rate

The Company's interest rate exposure is limited primarily to interest rate changes on its variable rate borrowings. From time to time, the Company will use interest rate swap agreements to modify our exposure to interest rate movements.  At December 31, 2005, the Company has no outstanding interest rate swap agreements.  A hypothetical 1% point increase in interest rates would cost the Company approximately $720,000 in additional interest expense on an annual basis.

The Company also has $53.3 million of long-term debt at fixed interest rates as of December 31, 2005.  There would be no immediate impact on the Company's interest expense associated with its long-term debt due to fluctuations in market interest rates.  There has been no significant change in the exposure to changes in interest rates from June 30, 2005 to December 31, 2005.

Concentration of Credit Risk

The Company has a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of December 31, 2005, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.  In certain segments, some customers represent greater than 5% of the segments' revenues.  In the Food Service Equipment Group, two customers account for approximately 13.4% of estimated annual sales.  In our Engineered Products segment, one aerospace customer accounts for approximately 8.1% of segment annual revenues and one energy customer accounts for approximately 6.9% of estimated annual sales.  We have a long-term supply agreement with the aerospace customer.  Although we believe our relationship with this customer is good and will be ongoing, there can be no assurances that this will continue for the entire term of the supply agreement.  In our Food Service Equipment segment, many of our national accounts regularly review their selection of vendors.  Although our companies have historically prevailed and even gained market share under these circumstances, the outcome of future reviews cannot be predicted.

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

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls during the quarterly period ended December 31, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(e)

The following table provides information about purchases by the Company during the quarter ended December 31, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2005 - October 31, 2005	1,309	$27.44	1,309	1,054,841
November 1, 2005 - November 30, 2005	3,129	$29.38	3,129	1,051,712
December 1, 2005 - December 31, 2005	30,461	$28.92	30,461	1,021,251
TOTAL	34,899	$28.91	34,899	1,021,251

[1]The Company has a Stock Buyback Program (the “Program”) which was originally announced on January 30, 1985. Under the Program, the Company may repurchase its shares from time to time, either in the open market or through private transactions, whenever it appears prudent to do so.  On December 15, 2003, the Company authorized an additional 1 million shares for repurchase pursuant to its Program.  The Program has no expiration date, and the Company from time to time may authorize additional increases of 1 million share increments for buyback authority so as to maintain the Program.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

The Company held its Annual Meeting of Stockholders on October 25, 2005.  Two matters were voted upon at the meeting:  the election of four directors to serve for three-year terms ending at the Annual Meeting to be held in 2008 and to approve certain amendments to the 1998 Long-Term Incentive Plan of the Company (the “Plan”) including an amendment to allow all shares authorized for issuance under the Plan to be used for stock awards as well as for all other purposes permitted by the Plan.

The name of each director elected at the meeting and the number of votes cast as to each matter are as follows:

Proposal I (Election of Directors)

Nominee	For	Withheld

Thomas E. Chorman	9,987,567	759,755
Gerald H. Fickenscher	9,988,718	758,604
Roger L. Fix	9,751,641	995,681
Daniel B. Hogan	9,305,732	1,441,590

Proposal II (To approve certain amendments to the 1998 Long-Term Incentive Plan including an amendment to allow all shares authorized for issuance under the Plan to be used for stock awards as well as for all other purposes permitted by the plan)

For	Against	Abstain	No Vote

8,494,931	872,265	177,911	1,202,215

ITEM 6.  EXHIBITS

(a)

Exhibits

4(iii) and 10 Credit Agreement dated December 23, 2005 between the Company and co-lead arrangers KeyBank National Association and Banc of America Securities LLC and other lending institutions for a five year revolving senior credit facility.

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

STANDEX INTERNATIONAL CORPORATION

Date:	February 7, 2006	/s/ CHRISTIAN STORCH
Christian Storch
Vice President/CFO

Date:	February 7, 2006	/s/ TIMOTHY S. O'NEIL
Timothy S. O'Neil
Chief Accounting Officer