Form 10-Q
period 2006-03-31
STANDEX INTERNATIONAL CORP/DE/
filed 2006-05-08
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

The number of shares of Registrant's Common Stock outstanding on May 1, 2006 was 12,364,578.

STANDEX INTERNATIONAL CORPORATION

I N D E X

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Condensed Statements of Consolidated Income for the Three and

Nine Months Ended March 31, 2006 and 2005 (Unaudited)

2

Condensed Consolidated Balance Sheets, March 31, 2006 and

June 30, 2005 (Unaudited)

3

Condensed Statements of Consolidated Cash Flows for the

Nine Months Ended March 31, 2006 and 2005 (Unaudited)

4

Notes to Condensed Consolidated Financial Statements (Unaudited)

5

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

14

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

24

Item 4.

Controls and Procedures

25

PART II.

OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 6.

Exhibits

26

PART I. FINANCIAL INFORMATION
ITEM 1

STANDEX INTERNATIONAL CORPORATION
Condensed Statements of Consolidated Income
(In thousands, except per share data)
(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net sales	$ 148,496	$ 137,683	$ 436,547	$ 409,575
Cost of sales	(106,009)	(100,724)	(311,363)	(291,939)
Gross profit	42,487	36,959	125,184	117,636
Selling, general and administrative expenses	(33,134)	(30,060)	(96,993)	(89,757)
Other operating income/(expense)	(4)	--	666	--
Restructuring	(69)	--	(857)	(799)
Total operating expenses	(33,207)	(30,060)	(97,184)	(90,556)
Income from operations	9,280	6,899	28,000	27,080

Interest expense	(1,977)	(1,692)	(5,629)	(4,761)
Other non-operating income/(expense), net	9	645	619	871

Income from continuing operations before income taxes	7,312	5,852	22,990	23,190
Provision for income taxes	(2,526)	(1,759)	(7,943)	(7,448)
Income from continuing operations	4,786	4,093	15,047	15,742

Income from discontinued operations, net of taxes	741	622	1,271	1,744
Net income	$ 5,527	$ 4,715	$ 16,318	$ 17,486

Basic earnings per share:
Continuing operations	$ 0.39	$ 0.34	$ 1.23	$ 1.29
Discontinued operations	0.06	0.05	0.10	0.14
Total	$ 0.45	$ 0.39	$ 1.33	$ 1.43
Diluted earnings per share:
Continuing operations	$ 0.38	$ 0.33	$ 1.20	$ 1.27
Discontinued operations	0.06	0.05	0.10	0.14
Total	$ 0.44	$ 0.38	$ 1.30	$ 1.41
Cash dividends per share	$ 0.21	$ 0.21	$ 0.63	$ 0.63

See notes to condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)
	March 31,	June 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$ 25,107	$ 23,691
Receivables, net of allowances of $5,789 at March 31 and
$5,405 at June 30	96,858	93,676
Inventories	92,972	86,836
Prepaid expenses	6,799	8,325
Deferred tax asset	13,191	12,674
Total current assets	234,927	225,202
Property, plant and equipment	229,810	219,146
Less accumulated depreciation	(127,203)	(121,533)
Property, plant and equipment, net	102,607	97,613
Other assets:
Prepaid pension cost	26,029	26,954
Goodwill	73,938	66,910
Other	30,857	25,627
Total other assets	130,824	119,491
Total	$ 468,358	$ 442,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 799	$ 52,213
Accounts payable	56,277	58,379
Income taxes	5,262	3,626
Accrued expenses	45,769	46,251
Total current liabilities	108,107	160,469
Long-term debt (less current portion included above)	125,300	53,300
Deferred pension and other liabilities	46,263	52,984
Stockholders' equity:
Common stock	41,976	41,976
Additional paid-in capital	24,360	18,898
Retained earnings	410,895	402,322
Unamortized value of restricted stock	--	(63)
Accumulated other comprehensive loss	(27,227)	(30,405)
Treasury shares	(261,316)	(257,175)
Total stockholders' equity	188,688	175,553
Total	$ 468,358	$ 442,306

See notes to condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Condensed Statements of Consolidated Cash Flows
(In thousands)
(Unaudited)
	Nine Months Ended
	March 31,
	2006	2005
Cash flows from operating activities
Net income	$ 16,318	$ 17,486
Income from discontinued operations	1,271	1,744
Income from continuing operations	15,047	15,742
Adjustments to reconcile net income to net cash provided by/(used for) operating activities net of assets and liabilities acquired:
Gain from sale of assets	(691)	--
Equity based compensation	2,406	1,611
Depreciation and amortization	8,191	8,261
Contributions to defined benefit plans	(3,660)	(20,859)
Non-cash portion of restructuring charge	238	--
Net changes in operating assets and liabilities	(11,367)	(9,447)
Net cash provided by/(used for) operating activities from continuing operations	10,164	(4,692)
Net cash provided by/(used for) operating activities from discontinued operations	3,115	(4,134)
Net cash provided by/(used for) operating activities	13,279	(8,826)
Cash flows from investing activities
Expenditures for property and equipment	(12,478)	(6,342)
Expenditures for acquisitions	(16,754)	--
Proceeds from sale of assets	3,762	--
Net cash used for investing activities from continuing operations	(25,470)	(6,342)
Net cash provided by investing activities from discontinued operations	3,618	3,702
Net cash used for investing activities	(21,852)	(2,640)
Cash flows from financing activities
Proceeds from additional borrowings	99,724	24,864
Repayments of debt	(79,143)	(7,884)
Debt issuance costs	(450)	--
Cash dividends paid	(7,746)	(7,671)
Stock repurchased under employee stock option & purchase plans	(3,495)	805
Stock issued under employee stock option & purchase plans	638	--
Other, net	313	(119)
Net cash provided by financing activities from continuing operations	9,841	9,995
Net cash used for financing activities from discontinued operations	--	--
Net cash provided by financing activities	9,841	9,995
Effect of exchange rate changes on cash	148	1,012
Net change in cash and cash equivalents	1,416	(459)
Cash and cash equivalents at beginning of year	23,691	17,504
Cash and cash equivalents at end of period	$ 25,107	$ 17,045
Supplemental disclosure of cash flow information:
Cash paid during the nine months for:
Interest	$ 4,603	$ 4,242
Income taxes	$ 7,797	$ 9,031
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations, cash flows and comprehensive income for the three months and nine months ended March 31, 2006 and 2005 and the financial position of the Company at March 31, 2006.  The interim results are not necessarily indicative of results for a full year.  The condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosure contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2005.  The condensed consolidated balance sheet at June 30, 2005 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The prior year financial statements have been reclassified to report the discontinued operations discussed in Note 4.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2005.

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

Commencing July 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payments” (SFAS No. 123R), which requires the recognition of compensation expense associated with stock options and awards based on their fair values.  The Company elected to adopt SFAS No. 123R using the modified prospective-transition method.  Under that method, compensation cost recognized in the first quarter of fiscal 2006 includes a ratable portion of compensation cost for all share-based payments not yet vested as of June 30, 2005, and a ratable portion of compensation cost for all share-based payments granted subsequent to June 30, 2005, based on the grant-date fair value.  During the first quarter of fiscal 2006, the Company changed its approach for recognizing compensation cost for retirement eligible employees.  The stated vesting period is considered non-substantive for those employees who are retirement eligible.  During the first quarter of fiscal 2006, an additional $531,000 was recognized as compensation expense for those employees that met the definition of retirement eligible for any shares not yet vested as of June 30, 2005 and any new awards granted in fiscal 2006.  During the nine months ended March 31, 2006, we recognized an additional $220,000 of compensation expense as a result of the adoption of SFAS No. 123R reflecting the fair value of unvested stock options.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net income, as reported	$5,527	$4,715	$16,318	$17,486
Add: Total stock-based compensation,
included in reported income, net of income taxes	210	645	897	1,069
Less: Total stock-based compensation,
net of income taxes, fair value method	(210)	(790)	(897)	(1,541)
Proforma net income	$5,527	$4,570	$16,318	$17,014

Proforma earnings per share:
Basic – as reported	$ .45	$ .39	$ 1.33	$ 1.43
Basic – proforma	$ .45	$ .37	$ 1.33	$ 1.39

Diluted – as reported	$ .44	$ .38	$ 1.30	$ 1.41
Diluted – proforma	$ .44	$ .36	$ 1.30	$ 1.37

Equity awards granted during the first nine months of fiscal 2006 had a weighted average grant date fair value of $18.06.  The fair value of awards on the grant date was measured using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model as follows:

Range of risk-free interest rates	3.88% to 4.41%
Range of expected life of grants (in years)	0 to 3
Expected volatility of underlying stock	31%
Range of expected quarterly dividends (per share)	$.21

The total intrinsic value of options exercised during the nine months ended March 31, 2006 was approximately $906,000.  Changes in the Company's equity awards for the third quarter of fiscal 2006 were as follows:

		Weighted	Aggregate
	Number	Average	Intrinsic Value
	of Shares	Exercise Price	($000)
Outstanding, beginning of year	377,046	$17.86
Granted	103,348	--
Exercised	(169,739)	22.60
Canceled	(43,528)	16.65
Outstanding, end of quarter	267,127	$10.57	$5,635
Exercisable, end of quarter	80,330	$22.93	$ 702

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

The total purchase price for the two acquisitions was $16.3 million.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisitions (in thousands):

Assets:
Current Assets	$ 3,662
Property, plant, and equipment	2,153
Intangible assets	6,580
Goodwill	6,104
Total assets acquired	$18,499

Liabilities:
Current liabilities	$ 2,244
Total liabilities assumed	2,244
Net assets acquired	$16,255

Of the $6.6 million of acquired intangible assets, $5.6 million was assigned to customer relationships with an average useful life of 15 years; $780,000 was assigned to acquired unpatented technology with an estimated useful life of 7 years; and $200,000 was allocated to noncompetition agreements with an average estimated useful life of 2 years.  In addition, $220,000 was allocated to restructuring and integration reserves.  The $6.1 million in goodwill was assigned to Food Service Equipment Group and the Engraving Group in the amounts of $972,000 and $5.1 million, respectively.  The Company expects the total amount of the goodwill to be deductible for tax purposes.  The results of operations of Kool Star and Innovent have been included in the consolidated statement of income from the dates of the acquisitions.

4.

Discontinued Operations

In the first quarter of fiscal 2006, the Company announced its plan to sell the businesses in its Consumer Products Group.  The businesses within the Consumer Products Group do not fit strategically with the Company’s other operating segments as these businesses have few synergies to leverage across our other segments.  The Company also determined that its capital resources could be better allocated among those businesses in its other operating segments that offer the Company opportunities for growth.  The Company hired an investment bank to assist in the identification of potential buyers.

In March 2006, the Company completed the sale of certain assets of Standex Direct.  Standex Direct, a member of the Consumer Products Group, markets and sells, through direct mail order distribution, internet sites and telemarketing, consumer specialty fruit, citrus and vegetable food products.  The Company recorded a gain of approximately $3.0 million in connection with the sale.  During the third quarter of fiscal 2006, the Company and its investment bank have identified potential buyers for the remaining businesses in the Consumer Products Group.  The Company has classified the results of operations of the Consumer Products Group as discontinued operations in the accompanying financial statements.  The Company does not expect a loss from the sale of the remaining businesses in the Consumer Products Group.

In March 2006, the Company entered into a plan to dispose of certain assets of its USECO product lines.  USECO, a member of the Food Service Equipment Group, manufacturers and sells rethermalization systems for meal deliveries to institutions, including governmental institutions.  USECO also sells industrial under sink food disposal units.  The Company has determined that the product lines of USECO do not strategically fit with the other products offered by the Food Service Equipment Group.  The Company also determined that without investing capital into the USECO operations, the Company could not effectively compete in the marketplace with larger companies who focused on the market many of USECO’s products are sold into.  The Company is actively marketing the businesses and has committed to a plan to either sell the businesses or shut down the operations of USECO.   The Company has classified the results of the operations of USECO as discontinued operations in the accompanying financial statements.  During the third quarter of fiscal 2006, the Company has recognized a loss of $1.9 million, consisting of the write down of the carrying cost of inventory.

During the third quarter ended March 31, 2006, the Company recorded an additional $680,000 in costs associated with a business the Company disposed of in its fiscal year 2004.  At the time of the sale of the business, certain employees of the business were terminated.  Several of these employees have since made claims under the Company’s workers compensation program.  The Company has vigorously fought these claims but has recently determined that the claims have developed in excess of previously recorded estimates.  The Company has recorded its best estimate of the additional costs of these claims.  Also during the third quarter ended March 31, 2006, the Company recorded an additional $200,000 in costs for a product liability claim associated with a business sold in its fiscal 1998.  The Company reached a settlement in this matter and does not expect to incur any additional costs in future periods.  Both changes in estimates have been included in discontinued operations in the quarter ended March 31, 2006.

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

The following summarizes the activities associated with discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net sales	$23,398	$25,406	$73,078	$ 86,575

Income from discontinued operations	1,305	1,004	2,164	3,164
Provision for income taxes	(483)	(382)	(812)	(1,420)
Gain on disposal, net of tax of $1,008, $0, $1,008, and $0	1,680	--	1,680	--
Change in reserves, net of tax benefit of $330, $0, $330, and $0	(549)	--	(549)	--
Write-down in carrying value, net of tax benefit of $728, $0, $728, and $0	(1,212)	--	(1,212)	--
Income from discontinued operations, net of taxes	$ 741	$ 622	$ 1,271	$ 1,744

The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets are as follows (in thousands):

	March 31,	June 30,
	2006	2005
Assets:
Current assets	$26,108	$30,563
Non-current assets	5,784	9,123
Total assets of discontinued operations	$31,892	$39,686

Liabilities:
Current liabilities	16,996	14,189
Non-current liabilities	532	829
Total liabilities of discontinued operations	$16,528	$15,018

As of March 31, 2006, the Company has assets owned by its Consumer Product Group and USECO business held for sale that were comprised of accounts receivable, net of reserves, of $7.1 million, inventories of $17.7 million, property and equipment, net of accumulated depreciation, of $3.2 million and other non-current assets of $3.9 million.  The Company has liabilities associated with its discontinued operations comprised of accounts payable of $10.2 million, accrued expenses of $5.8 million and other non-current liabilities of $532,000 as of March 31, 2006.

5.

Goodwill

Changes to goodwill during the current fiscal year were as follows (in thousands):

Balance at June 30, 2005	$66,910
Additions	6,571
Dispositions	(180)
Translation	637
Balance at March 31, 2006	$73,938

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

6.

Inventories

Inventories are valued at the lower of cost or market.  Cost is determined using the first in, first out method.  Inventories at March 31, 2006 and June 30, 2005 are comprised of the following (in thousands):

	March 31,	June 30,
	2006	2005
Raw materials	$35,209	$31,737
Work in process	22,185	21,901
Finished goods	35,578	33,198
Total	$92,972	$86,836

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying Condensed Statements of Consolidated Income and were as follows for the three- and nine-month periods ended March 31, 2006 and 2005:

	2006	2005
Quarter	$ 6,418	$ 5,738
Year-to-date	$19,777	$17,228

7.

Debt

Debt is comprised of the following (in thousands):

	March 31,	June 30,
	2006	2005
Bank credit agreements	$ 72,000	$ 45,000
Institutional investors – note purchase agreements
5.94% to 6.80% (due 2007-2013)	50,000	57,143
Other 3.62% to 7.25% (due 2007-2019)	4,099	3,370
Total	126,099	105,513
Less current portion	(799)	(52,213)
Total long-term debt	$125,300	$ 53,300

During the second quarter ended December 31, 2005, the Company entered into a new 5 year $150 million revolving credit facility (the facility) with nine participating banks.  The facility replaced the existing facility which was to expire in February 2006.  Proceeds under the facility may be used for general corporate purposes or to provide financing for acquisitions.  The Company incurred debt issuance costs of approximately $450,000, which will be recognized over the term of the facility.  The agreement contains certain covenants including limitations on indebtedness and liens.  Borrowings under the agreement bear interest at a rate equal to the sum of a base rate or a Eurodollar rate, plus an applicable percentage based on the Company’s consolidated leverage ratio, as defined by the agreement.  The effective interest rate at March 31, 2006 was 5.69%.  Borrowings under the agreement are not collateralized.  As of March 31, 2006, the Company had the ability to borrow an additional $77.2 million.

The Company’s loan agreements contain certain provisions relating to the maintenance of certain financial ratios and restrictions on additional borrowings and investments.  The most restrictive of these provisions requires that the Company maintain a minimum ratio of earnings to fixed charges, as defined, on a trailing four quarters basis.  At March 31, 2006, the Company was in compliance with all debt covenants.

Debt is due as follows by fiscal year (in thousands):  2006, $799; 2007, $3,571; 2008, $3,571; 2009, $28,571; 2010, $75,571 and thereafter, $14,016.

8.

Retirement Benefits

In the fiscal year ended June 30, 2005, the Company recorded a net pension expense of $7.4 million.  The Company expects to report a net pension expense of approximately $7.8 million in the current fiscal year.  Pension and other post-retirement expense for the three- and nine-month periods ending March 31, 2006 and 2005 were as follows (in thousands):

U.S. Plans:

	Pension Benefits				Other Post Retirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	March 31,		March 31,		March 31,		March 31,
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$ 1,347	$ 1,149	$ 4,041	$ 3,447	$ 5	$ 5	$ 16	$ 15
Interest cost	2,962	2,891	8,885	8,673	33	40	100	120
Expected return on plan assets	(4,050)	(3,751)	(12,150)	(11,253)	--	--	--	--
Amortization of prior service costs	1	55	3	165	--	--	--	--
Recognized actuarial loss	61	909	182	2,727	(11)	(7)	(33)	(21)
Amortization of transition (asset)/obligation	1,146	(1)	3,439	(3)	56	56	168	169
Net periodic benefit cost	$ 1,467	$ 1,252	$ 4,400	$ 3,756	$ 83	$94	$251	$283

Foreign Plans:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	March 31		March 31
	2006	2005	2006	2005
Service cost	$ 214	$ 414	$ 643	$ 781
Interest cost	398	361	1,198	1,070
Expected return on plan assets	(306)	(309)	(921)	(916)
Amortization of prior service costs	(13)	7	(40)	22
Recognized actuarial loss	162	210	489	623
Amortization of transition asset	--	--	--	(2)
Net periodic benefit cost	$ 455	$ 683	$1,369	$1,578

Contributions to pension plans in the first nine months of fiscal 2006 were approximately $3.7 million.  Contributions based on current actuarial evaluations are expected to total $4.0 million for all of fiscal 2006, including any planned voluntary contributions.  Cash contributions in subsequent years will depend upon a number of factors including the investment performance of the plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

9.

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Basic – Average shares outstanding	12,231	12,275	12,239	12,245
Effect of dilutive securities – Stock options and unvested stock awards	304	198	314	157
Diluted – Average shares outstanding	12,535	12,473	12,553	12,402

Both basic and diluted incomes are the same for computing earnings per share.  Options to purchase 3,470 and 86,220 shares of common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2006 and 2005, respectively. Options to purchase 3,470 and 91,220 shares of common stock were not included in the computation of diluted earnings per share for the nine months ended March 31, 2006 and 2005, respectively. Such options have been excluded because the options’ exercise prices were greater than the average market price of the common stock on those dates and, as a result, their inclusion would have been antidilutive.

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

	Nine Months Ended March 31,
	Involuntary
	Employee
	Severance
	and Benefit	Shutdown
	Costs	Costs	Total
Expense – Fiscal 2006
Cash expended	$235	$384	$619
Accrual/non-cash	99	139	238
Total expense	$334	$523	$857

Expense – Fiscal 2005
Cash expended	$542	$ 94	$636
Accrual/non-cash	63	100	163
Total expense	$605	$ 194	$799
	Nine Months Ended March 31,
	2006		2005
Accrued Balances
Balance June 30,	$ 301		$ 2,223
Payments	(1,005)		(2,779)
Additional accrual	792		605
Balance March 31,	$ 88		$ 49

The restructuring costs related to the following segments:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Food Service Equipment Group	$ 11	$--	$ 481	$ 148
Air Distribution Products Group	--	--	233	--
Engraving Group	(57)	--	28	791
Engineered Products	115	--	115	(140)
Total expense	$ 69	$--	$ 857	$ 799

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

12.

Comprehensive Income

Total comprehensive income and its components for the three and nine months ended March 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net income:	$5,527	$ 4,715	$16,318	$17,486
Other comprehensive gains/(losses):
Foreign currency translation adjustments	(139)	(1,889)	3,178	1,825
Comprehensive income	$5,388	$ 2,826	$19,496	$19,311

The components of accumulated other comprehensive losses are as follows (in thousands):

	March 31,	June 30,
	2006	2005
Foreign currency translation adjustment	$ 9,117	$ 5,939
Additional minimum liability (net of $20.6 million tax)	(36,344)	(36,344)
Accumulated other comprehensive loss	$(27,227)	$(30,405)

13.

Income Taxes

The provision for income taxes for continuing operations differs from that computed using Federal income tax rates for the following reasons:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Statutory tax rate	35.0%	35.0%	35.0%	35.0%
Non-U.S.	(1.8)	(0.1)	(1.8)	(0.9)
State taxes	2.2	4.8	2.4	3.4
Other	(0.9)	(9.7)	(1.1)	(5.4)

Effective income tax rate	34.5%	30.0%	34.5%	32.1%

During the third quarter of fiscal year 2005, the Company recorded a benefit primarily relating to favorable increases in both the research and development credits and foreign tax credits.

14.

Industry Segment Information

The Company is composed of five business segments.  Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Operating income by segment below excludes interest expense and income (in thousands).

	Three Months Ended March 31,				Nine Months Ended March 31,
			Income from				Income from
	Net Sales		Operations		Net Sales		Operations
	2006	2005	2006	2005	2006	2005	2006	2005
Segment:
Food Service Equipment Group	$ 57,467	$ 53,395	$ 2,396	$ 4,376	$181,559	$161,825	$ 13,259	$ 14,231
Air Distribution Products Group	30,949	31,844	2,847	1,328	98,610	99,514	8,927	7,098
Engraving Group	24,583	21,472	4,767	2,609	62,785	57,964	8,596	7,350
Engineered Products Group	35,497	30,972	4,706	3,643	93,593	90,272	11,485	12,870
Restructuring	--	--	(69)	--	--	--	(857)	(799)
Corporate and other operating (expenses)/income	--	--	(5,367)	(5,057)	--	--	(13,410)	(13,670)
Total	$148,496	$137,683	$ 9,280	$ 6,899	$436,547	$409,575	$ 28,000	$ 27,080

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

Overview

Standex International Corporation (the “Company” or “we”) is a leading producer of a variety of products and services for diverse market segments.  The Company has four reporting segments:  Food Service Equipment Group, Air Distribution Products (ADP) Group, Engraving Group, and Engineered Products Group.  Because these segments serve different markets, the performance of each is affected by different external and economic factors.

Several items occurred during the third quarter and earlier that affect the comparability of performance information of the Company between the periods discussed in the report.  These items include the following:

•

In the third quarter of fiscal 2006, the Company completed the sale of its Standex Direct business, part of the Consumer Products Group, resulting in a pre-tax gain of approximately $3.0 million, which was recorded in the results of operations from discontinued operations.

•

The Company has identified and is in discussions with potential buyers for the remaining businesses in the Consumer Products Group.  The results of operations for these businesses have been classified as discontinued operations in the quarter.

•

The Company has committed to a plan to either sell or shut down the USECO product lines of the Food Service Equipment Group.  A pre-tax charge of $1.9 million was recorded in connection with the write-down of the carrying cost of inventory.

•

The Company recorded pre-tax charges of $880,000 in the quarter ended March 31, 2006, representing changes in estimates for workers compensation and product liability claims associated with businesses disposed of by the Company in prior fiscal years.

•

The Company completed the construction of its manufacturing facility in Mexico and three of its businesses have commenced operations within the facility.  The Company has incurred costs of $1.6 million in connection with the start up of the operations.

•

The Company completed two acquisitions in November 2005 for approximately $16.3 million.  These acquisitions affected the performance of the Food Service Equipment and Engraving Groups and resulted in the recognition of $6.1 million in goodwill.

•

The Company completed the sale of two properties in the quarter ended December 31, 2005 resulting in the recognition of gains of approximately $662,000 recorded in other operating income/(expense).

•

The Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payments,” and recorded incremental equity based compensation totaling $60,000 and $220,000 in the 3 and 9 months ended March 31, 2006.

The Company believes that its diversification has helped to reduce the earnings cyclicality that affects many companies that focus principally on only one or two market segments.  Therefore, it intends to continue to operate in selected market segments that may not directly relate to one another.  However, the Company does believe that the performance of its individual businesses can be enhanced if operational synergies can be leveraged across all of its businesses.  Therefore, the Company intends to focus its resources on those of its businesses where such synergies can be realized.  Consistent with this strategy, the Company is in the process of divesting its Consumer Products Group businesses.  The businesses of the Group include Standard Publishing, Berean Christian Stores and Standex Direct.    In March 2006, the Company completed the sale of certain assets of the Standex Direct business, resulting in a pre-tax gain of approximately $3.0 million, which is included in the results of operations for discontinued operations.  The results of operations for the Consumer Products Group have been classified as discontinued operations.

During the quarter ended March 31, 2006, the Company committed to a plan to either sell the businesses or shut down the operations of USECO products lines.  The Company has determined that the product lines of USECO do not strategically fit with the other products offered by the Food Service Equipment Group and that the markets that this business serves are not growing.  The Company is actively marketing the businesses.   The Company has classified the results of the operations of USECO as discontinued operations.

The disposal of the Consumer Products Group and the USECO product lines will allow the Company to allocate additional capital resources to those of its remaining businesses that offer the Company greater opportunities for profitable growth.  To accomplish this, the Company is seeking bolt-on acquisitions that both increase its presence in existing markets and broaden the reach of its products and technology into complementary markets.   During fiscal 2006, the Company has taken several steps in furtherance of this strategy.  In November 2005, the Company acquired substantially all the assets of Kool Star, a manufacturer of walk-in refrigeration units located in California.  This bolt-on acquisition will expand the Company's refrigerated walk-in cooler and freezer product line by providing improved access to the growing southwestern U.S. market, where the Company's presence has not been strong.  During the third quarter of fiscal 2006, the Company relocated Kool Star’s manufacturing operations from California to its new manufacturing facility in Mexico.  Also in November 2005, the Company completed the purchase of substantially all the assets of Innovent Specialty Products, a manufacturer of processing tooling with locations in Massachusetts and the Netherlands.  Innovent provides the Company access to complementary markets where the products and technology of its Engraving Group can be adapted.

The Company continues to aggressively pursue other acquisition opportunities in areas that have been determined to be most strategically significant to its business portfolio.  The Company is working with several investment bankers to conduct searches on its behalf for larger companies with sales in excess of $30 million.

During the third quarter, the new manufacturing facility in Mexico was completed and several operations commenced in the facility.  Its completion enabled the Company to close its Procon Products plant in Tennessee during the second quarter and one Air Distribution Products (ADP) plant in Colorado in the fourth quarter of fiscal 2005 and relocate the manufacturing operations to Mexico, where production commenced in January 2006.  The Company recorded restructuring costs of approximately $69,000 during the quarter in connection with the final steps associated with the closure and relocation of these operations.  The Company completed the sale of the properties in Colorado and Tennessee during the second quarter of fiscal 2006, resulting in a gain of approximately $662,000, offsetting a large portion of the year-to-date restructuring costs of $857,000.

As has been stated previously, the cost of the Mexican facility, including initial capital expenditures, will be approximately $7 million.  The Company incurred start up costs of approximately $1.6 million during the quarter in connection with the start up of production.  The Company expects that the costs to bring the facility to full capacity will be dilutive to earnings by approximately $2 million in fiscal 2006.  The Company anticipates that once the facility is fully operational, which it expects will occur by the end of fiscal 2007; annual savings in the range of $2 million to $2.5 million will be realized.

There are a number of key external factors other than general business and economic conditions that can impact the performance of the businesses of the Company.  The key factors affecting each business are described below in the segment analysis.

The Company monitors a number of key performance indicators including net sales, gross profit margin, income from operations, and backlog.  A discussion of these key performance indicators is included within the discussion below.  Unless otherwise noted, references to years are to fiscal years.

Consolidated Results from Continuing Operations (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Net sales	$148,496	$137,683	$436,547	$409,575
Gross profit margin	28.6%	26.8%	28.7%	28.7%
Other operating income/(expense)	$ (4)	--	$ 666	--
Restructuring expense	$ (69)	$ --	$ (857)	$ (799)
Income from operations	$ 9,280	$ 6,899	$ 28,000	$ 27,080

Backlog as of March 31	$ 87,988	$ 85,311	$ 87,988	$ 85,311

Net Sales

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net sales, as reported	$148,496	$137,683	$436,547	$409,575
Components of change in sales:
Effect of acquisitions	$ 3,800	$ --	$ 5,500	$ 22,800
Effect of exchange rates	$ (718)	$ 928	$ (818)	$ 3,820
Organic sales growth	$ 7,731	$ 19,523	$ 22,200	$ 50,124

Net sales for the quarter increased $10.8 million over the same period of fiscal 2005, a 7.9% increase.  Acquisitions added $3.8 million in sales during the quarter, while exchange rates resulted in decreased sales of approximately $718,000.  After taking these into consideration, organic sales increased by approximately 4.6% over the third quarter of last year.  Revenue increases were noted in all but the ADP Group.  A further discussion by segment follows.

Net sales for the nine months ended March 31, 2006 increased $26.9 million over the same period of fiscal 2005, a 6.6% increase.  The effect of acquisitions for the nine-month period was $5.5 million, while exchange rates resulted in decreased sales of approximately $818,000.  Organic sales growth from existing businesses resulted in the remaining $22.2 million in increased sales, a 5.4% improvement.  Revenue decreases in the ADP Group were largely offset by positive performances in the Company’s other business groups.  A further discussion by segment follows.

Gross Profit Margin

The Company’s consolidated gross profit margin increased to 28.6% for the quarter ended March 31, 2006, versus 26.8% in the same quarter of last year.  Margin improvements occurred in the ADP, Engraving and Engineered Products Groups.  These improvements were offset by a decline in margins in the Food Service Equipment Group, due primarily to start-up manufacturing costs incurred by the Group in connection with the relocation of the manufacturing operations of two product lines to Mexico.

Consolidated gross profit margin for the nine months ended March 31, 2006 was 28.7%, unchanged when compared to the same period in fiscal 2005.  Margins in the ADP and Engraving Groups improved, due in both cases to increased utilization cost structure improvements.  The Engineered Products and Food Service Equipment Groups experienced margin declines period over period.  The declines are attributable primarily to product mix factors and temporary inefficiencies associated with the relocation of certain manufacturing activities to Mexico.

Other Operating Expenses and Restructuring

The Company includes restructuring charges and certain other operating expenses and income as separate line items.  “Other Operating Expense” includes gains or losses on the sale of assets.  During the second quarter of fiscal 2006, the Company recorded a gain of approximately $670,000 associated with the sale of two properties.  The Company also incurred restructuring charges of $69,000 in the third quarter ended March 31, 2006, largely in connection with the final steps to relocate the manufacturing operations of two facilities to Mexico.  For the nine months ended March 31, 2006, the Company incurred restructuring costs of $857,000, pre-tax, compared to $799,000 one year earlier.

Income from Operations

For the three months ended March 31, 2006, income from operations increased by $2.4 million, a 34.5% increase from the same period in fiscal 2005.  Improvements in income from operations occurred in the ADP, Engraving and Engineered Products Groups, but these were offset slightly by decreases in the Food Service Equipment Group.  A detailed explanation by segment follows.

For the nine months ended March 31, 2006, income from operations increased $920,000, a 3.4% increase from the same period one year earlier.  Improvements in income from operations of the ADP and Engraving Products Groups were partially offset by reductions in the Food Service Equipment and Engineered Products Groups.  See further explanation by segment below.

Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2006 was 34.5%, an increase of 4.5% from 30.0% in the same period in fiscal 2005.  This increase more fully explained in the Notes to Condensed Consolidated Financial Statements.  The current quarter rate is consistent with the 34.5% rate for the nine-month period.

Backlog

For the period ended March 31, 2006, backlog increased $2.7 million, a 3.1% increase from the same period one year earlier.  All segments except the Food Service Equipment Group reported better backlog for the current year third quarter.  The backlog reflects the current strength of many of the core markets served by the Company's segments.

Segment Analysis

Net Sales

The following table presents net sales by business segment (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Food Service Equipment Group	$ 57,467	$ 53,395	$181,559	$161,825
Air Distribution Products Group	30,949	31,844	98,610	99,514
Engraving Group	24,583	21,472	62,785	57,964
Engineered Products Group	35,497	30,972	93,593	90,272
Total	$148,496	$137,683	$436,547	$409,575

Food Service Equipment Group

Net sales for the Group increased $4.1 million, or 7.6%, when compared to the same period one year earlier.  The Kool Star acquisition added $1.8 million, or 44% of the total increase, while the effects of foreign exchange rates on sales decreased revenues by approximately $500,000.  The remaining increase in net sales of 5% was all organic growth.  Solid demand for refrigerated cabinets and walk-in coolers and freezers across the various brands led the improvement in sales.  With a 17% increase in sales of the Nor-Lake branded refrigeration products and a 10% increase in our BKI branded heated products, the Group continues to benefit from increased penetration of large buying groups and key national accounts.

Net sales for the segment for the nine months ended March 31, 2006 increased $19.7 million, or 12.2% over the same period one year earlier.  Organic sales for the nine months ended March 31, 2006 increased $18.1 million, or 11%.  Similar to the factors which led to the improvement in sales for the current quarter, sales of refrigerated cases and walk-in units have increased largely due to the sales channel efforts noted above.  These positive gains were offset by decreases in sales of Procon fluid dispensing and circulating pumps, the year-over-year net sales of which are down approximately 3%.  The Procon sales were negatively impacted during the second quarter with the shutdown of its manufacturing location in Tennessee and its subsequent relocation to the Company’s new Mexico facility.

Air Distribution Products Group

Sales decreased $895,000, or 2.8%, from the third quarter of fiscal 2005.  The decrease is attributable to a slowdown in new home construction in the principal markets served by ADP.  ADP began manufacturing products from the Company's new facility in Mexico in January 2006 and expects to better serve the fast-growing Southwestern U.S. market from that location.  With a soft housing start in the U.S. market, ADP has been able to gain market share limiting the sales decrease to less than 3%.

Net sales for ADP decreased $904,000 for the nine months ended March 31, 2006 when compared to the same period one year earlier.  Similar to the factors noted for the decrease in the quarter, the net sales decreases for the nine-month period with a slowdown in new home construction.

Engraving Group

Net sales of the Engraving Group increased by $3.1 million, or 14.5%, when compared to the third quarter of fiscal 2005.  The acquisition of Innovent added approximately $2 million, or 65% of the net sales increase for the period.  Foreign exchange rates negatively impacted net sales by approximately $300,000.  After factoring in these impacts, the organic growth rate for the quarter was 7%.  This increased sales performance was led by the Group's mold texturization products in the United States market as well as many of the international markets served by this Group. With increased demand, the Group’s factories are running at or near full capacity to meet the needs of automotive customers.  Many automotive customers are revamping existing models and introducing new models.  Each revamp and new model result in mold texturization business for the Group. Net sales across all of the Group’s core product offerings, including rolls and plate engraving, and embossing equipment businesses were up as well when compared to the same period in fiscal 2005.

Net sales for the nine months ended March 31, 2006 increased $4.8 million, an 8.3% increase from the first nine months of fiscal 2005.  Acquisitions added $3.1 million, or 65% of the increase in sales.  The effect of exchange rates results in a decrease in net sales of approximately $200,000 when compared to the same period one year earlier.  After taking these into consideration, the Group’s organic rate of growth was 3.1%.  Improved sales across the entire Groups core product offerings of its rolls and plate engraving, mold texturization and embossing equipment products in the international locations provided much of the growth in net sales when compared to the same period in fiscal 2005.

Engineered Products Group

Net sales of the Engineered Products Group increased $4.5 million, or 14.6%, when compared to the same period one year earlier.  The hydraulics business unit reported a year over year sales increase of approximately 27% and the portion of the metal spinning business serving the energy and aviation sectors increased 48%.  Sales in the electronics businesses increased by approximately 2% as a result of improved sales performances in aviation and aerospace-related products.

Net sales for the nine months ended March 31, 2006 increased $3.3 million, or 3.7%, over the same period one year earlier.  Revenue increases in the hydraulics business and the metal spinning business serving the energy and aviation sectors were offset by declines in the Company’s metal spinning business serving the aerospace sector and the electronics businesses.  The bulk of the decline was due to the fact that the unit's revenue in the first half of fiscal 2005 included a favorable contract adjustment from a major aerospace manufacturer in connection with the adjustment of a long-term supply agreement to account for a reduction in quantity of products shipped.

Income from Operations

The following table presents income from operations by business segment (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Food Service Equipment Group	$ 2,396	$ 4,376	$ 13,259	$ 14,231
Air Distribution Products Group	2,847	1,328	8,927	7,098
Engraving Group	4,767	2,609	8,596	7,350
Engineered Products Group	4,706	3,643	11,485	12,870
Restructuring	(69)	--	(857)	(799)
Corporate and Other Operating Expenses	(5,367)	(5,057)	(13,410)	(13,670)
Total	$ 9,280	$ 6,899	$ 28,000	$ 27,080

Food Service Equipment Group

Income from operations for the quarter ended March 31, 2006 decreased $2 million, or 45.2% when compared to the same period one year earlier.  This decrease is attributable to the combination of costs associated with the start up of operations in Mexico and material cost increases for a number of the Groups raw materials used in the refrigerated cabinets and walk-in units.  In addition, the acquisition of Kool Star and subsequent shutdown and relocation of its manufacturing operations to Mexico required the Company to temporarily manufacture Kool Star product in its Mississippi manufacturing facility, resulting in higher shipping, labor and other operating costs.  The Company has estimated that the start up costs for Mexico for the quarter ended March 31, 2006 to be approximately $1.6 million, which was predominantly in the results of the Food Service Equipment Group.  The Company’s previous estimate of the time needed to ramp up production in Mexico was not sufficient and as such, now expects the time to increase production to be three to four months longer.  This will result in a delay in any savings to be achieved from the production in the facility located in Mexico.  The Company has also experienced material cost increases in advance of price increases.  The Group has implemented price increases expected to offset the higher material costs and expects the benefits of these price increases to be noted in the fourth quarter of fiscal 2006.  Among the materials whose cost increased are steel, copper and foam insulation.  These material costs continue to exhibit fluctuations with worldwide demand and other market forces resulting in increased material costs to the Group.

Income from operations for the nine months ended March 31, 2006 decreased $972,000, a 6.8% decrease over the same period one year earlier.  The same factors which led to the decrease in the quarter also led to the decreases during the nine-month period.

Air Distribution Products Group

Income from operations of the ADP Group increased $1.5 million, or 114.4% when compared with the third quarter of last year.  A combination of more favorable costs for steel, a major raw material for this business, and the continued implementation of Lean Manufacturing disciplines led to the improvement.  The Group sources a significant amount of its steel from a foreign source, with generally lower prices and longer lead times than are offered by local sources.  The combination of the lower price and longer lead time allows the Group to price its product more competitively while maintaining margins during a period of rising steel prices.

Income from operations for the nine months ended March 31, 2006 increased $1.8million, or 25.8%, when compared to the same period one year earlier.  The factors noted above in the quarter were also largely responsible for the improvements in income from operations for the nine-month period.

Engraving Group

Income from operations increased $2.2 million, or 82.7%, when compared to the same quarter in the prior year.  A combination of the accretion of the Innovent acquisition and the capacity utilization at all world-wide locations led to the improvements in income from operations.  With the increased sales activity for automotive customers, the mold texturization businesses were capable of winning the sales through superior service, project management and technology.  In addition, the Group took several steps to eliminate productivity inefficiencies experienced during the second quarter of fiscal 2006.  The improvements in income from operations were most noticeable in our international operations which accounted for almost 60% of the increase, on the strong automotive sales activity.

Income from operations for the nine months ended March 31, 2006 increased $1.2 million, or 17.0%, when compared to the same period one year earlier.  The factors noted above in the quarter were also largely responsible for the increase in income from operations for the nine-month period.

Engineered Products Group

Income from operations increased $1.1 million, or 29.2%, when compared to the same period one year earlier.  The improvement in sales of the hydraulics division contributed over 37% of the increased income from operations for the Group.  In addition, increased sales activity in the metal spinning business serving the energy and aviation sectors contributed to the improvement.  Recently, the metal spinning business was notified by a large aerospace customer that it has no further need for one particular product provided by the business unit.  The unit is seeking reimbursement under its contract with this customer for certain costs already incurred by the unit.  As a result, the Company recorded a one-time reduction in reserves for losses specific to this contract in the amount of $450,000 during the quarter.  The Company does not presently anticipate any further adjustments until such time as the parties finalize negotiations.

Income from operations for the nine months ended March 31, 2006 decreased $1.4 million, or 10.8%, when compared to the same period one year earlier.  This decrease is primarily attributable to a favorable contractual adjustment in the first half of last year from a major aerospace manufacturer in connection with the amendment of a long term supply agreement, which represented incremental operating income in the prior year.  This decrease was offset by the positive performances during third quarter ended March 31, 2006, as noted above.  The Group is taking steps to further reduce costs in the electronics business, including sourcing more components from China and locating certain assembly functions in China, which is scheduled to commence in the fourth quarter of fiscal 2006.

Corporate and Other Operating Expenses

Corporate and other operating expenses increased approximately $310,000, or 6.1%, when compared to the same period one year earlier.  This increase is attributable to increased travel costs, professional fees for outside legal work and increased compensation associated with equity based compensation in connection with the adoption of FAS No. 123R.  The increased travel is associated with additional financial audits being conducted in locations outside the U.S. when compared to the prior year.  Increased legal costs are associated with the support needed in the divestiture process.  The adoption of FAS No. 123R resulted in the recognition of an additional $60,000 in expense in the quarter.

Corporate and other operating expenses for the nine months ended March 31, 2006 decreased $260,000, or 1.9% when compared to the same period one year earlier.  This decrease is attributable to the gain on the sale of properties of approximately $670,000, as well as reductions in expenses, including professional fees associated with Sarbanes-Oxley compliance work, and fees incurred to conduct senior management recruitment efforts.  To meet the requirements of Section 404 of the Sarbanes-Oxley Act, the Company incurred costs in last year’s third quarter for additional manpower to supplement current staff levels within the internal audit function.  Those incremental costs did not occur in the current quarter.  These decreases were offset by increased compensation expense associated with the adoption of Financial Accounting Standard No. 123R.  In the first quarter of fiscal 2006, the Company adopted Financial Accounting Standard No. 123R which prescribes accounting for equity-based compensation arrangements using fair value methods.  The effect of adopting this standard on equity based compensation as well as an acceleration of restricted stock awards for retirement eligible employees contributed more than $795,000 in increased expense for the nine months ended March 31, 2006.

Discontinued Operations

During the third quarter of fiscal 2006, the Company completed the sale of certain assets of the Standex Direct business of the Consumer Products Group.  Standex Direct markets and sells, through direct mail order distribution, internet sites and telemarketing, consumer specialty fruit, citrus and vegetable food products.  The Company recorded a gain of approximately $3.0 million in connection with the sale.  The Company has identified buyers for the remaining businesses of the Group.  The Company has classified the results of operations of the Consumer Products Group as discontinued operations in the quarter ended March 31, 2006.  The Company does not expect a loss from the sale of the remaining businesses in the Consumer Products Group.

In March 2006, the Company entered into a plan to dispose of certain assets of its USECO product lines.  USECO, which is part of the Food Service Equipment Group, manufactures and sells rethermalization systems for meal deliveries to institutions, including governmental institutions, and under sink food disposals.  The Company has determined that the product lines of USECO do not strategically fit with the other products offered by the Food Service Equipment Group.  The Company also determined that the markets that this business serves are not growing.  The Company is actively marketing the businesses and has committed to a plan to either sell the businesses or shut down the operations of USECO.  The Company has classified the results of the operations of USECO as discontinued operations in the quarter ended March 31, 2006.  During the third quarter of fiscal 2006, the Company has recognized a loss of $1.9 million in connection with the write down of the carrying cost of inventory.

During the third quarter, the Company recorded an additional $680,000 in costs associated with a business sold in its fiscal year 2004.  Several employees of the businesses who were terminated at the time of the sale filed workers compensation claims which the Company has determined will result in costs in excess of previously recorded estimates.  Also during the third quarter, the Company recorded an additional $200,000 in costs for a product liability claim associated with a business sold in its fiscal 1998.  The Company has fully resolved the claim and does not expect to incur any additional costs in future periods.  Both changes in estimates have been included in discontinued operations in the quarter ended March 31, 2006.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash Flows

Nine Months Ended March 31, 2006

For the nine months ended March 31, 2006, operating activities generated $13.3 million in cash, as compared to use of cash of $8.8 million for the same period one year earlier.  The improvement in cash generation from operating activities is attributable to several factors.  In the prior year period, discontinued operations used $4.1 million in cash while the discontinued operations provided $3.1 million in the current year period.  In addition, the Company made contributions of $20.9 million to its defined benefit pension plans, including a special contribution of $15 million, in the prior period.  During the quarter ended March 31, 2006, the Company made contributions of $3.7 million, a decrease of $17.2 million.  Net working capital levels (defined as accounts receivable plus inventories less accounts payable) remained constant at $133.6 million when compared to $134.0 million in same period last year.  A combination of the cash generated from operating activities, proceeds from the sale of three properties of $3.6 million, proceeds of $4.2 million from the sale of Standex Direct and net proceeds from additional borrowings of $20.6 million were used to fund capital expenditures of $12.5 million, acquisitions of $16.8 million and dividends of $7.7 million during the quarter.

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

In addition, we anticipate that any cash needed for future acquisition opportunities would be obtained from borrowings under the revolving credit facility.  We have available borrowing capacity under various agreements of up to $77.2 million as of March 31, 2006.

The Company sponsors a number of defined benefit and defined contribution retirement plans.  We have evaluated the current and long-term cash requirements of these plans.  As noted above, the operating cash flows from continuing operations are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

Borrowings under the revolving credit facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio, as defined in the revolving credit facility.  The effective rate interest rates for borrowings outstanding were 5.594% and 4.23%, respectively, at March 31, 2006 and June 30, 2005.  The annual facility fee in effect on our Revolving Credit Facility at March 31, 2006 was .175%.

The following table sets forth the Company’s capitalization at March 31, 2006 and June 30, 2005:

	March 31,	June 30,
	2006	2005
Short-term debt	$ 799	$ 52,213
Long-term debt	125,300	53,300
Total debt	126,099	105,513
Less cash	25,107	23,691
Total net debt	100,992	81,822
Stockholders’ equity	188,688	175,553
Total capitalization	$289,680	$257,375

The Company’s net debt increased by $19.2 million at March 31, 2006.  The Company’s net debt to capital percentage was 34.9% at March 31, 2006 compared to 31.8% at June 30, 2005.

The Company has an insurance program in place for certain retired executives.  Current executives and new hires are not eligible for this program.  The underlying policies have a cash surrender value of $22.8 million and are reported net of loans of $12.5 million for which the Company has the legal right of offset.  These policies have been purchased to fund supplemental retirement income benefits for certain retired executives.  The aggregate value of future obligations was approximately $3.5 million and $4.0 million at March 31, 2006 and June 30, 2005, respectively.

During the quarter ended December 31, 2005, the Company entered into a new revolving credit agreement to refinance the previous credit facility, which was scheduled to expire in February 2006.  The new agreement, in which nine banks are participating as lenders, provides the Company with the ability to borrow up to $150 million at competitive interest rates, with an option to the Company to increase the facility up to $225 million.  The agreement will expire in December 2010.  As such, borrowings outstanding under this facility have been classified as long-term liabilities.  The Company believes that these resources, along with the cash flow generated from operations, will be sufficient to meet its anticipated cash funding needs for the foreseeable future.

The revolving credit facility contains customary affirmative and negative covenants.  The covenants are less restrictive in some respects than the covenants contained in the previous credit facility.  Among other restrictions, they require that the Company meet specified financial tests, including minimum levels of earnings from operations before interest, taxes, depreciation, and amortization (EBITDA), and various debt to EBITDA ratios.  The covenants also limit, but do not preclude, the Company’s ability to incur additional debt, merge with other entities, create or become subject to liens and sell major assets.  At June 30, 2005 and March 31, 2006, the Company was in compliance with the applicable financial covenants, and based upon its current plans and outlook, believes that it will continue to be in compliance with these covenants during the coming twelve-month period.

The Company is contractually obligated under various operating leases for real property.  No significant leases were consummated in the first nine months of fiscal 2006.

Other Matters

Inflation – Certain of the Company’s expenses, such as wages and benefits, occupancy costs and equipment repair and replacement, are subject to normal inflationary pressures.  Inflation for medical costs can impact both our reserves for self-insured medical plans as well as our reserves for workers' compensation claims.  The Company monitors the inflation rate and makes adjustments to reserves whenever it is deemed necessary.  Our ability to manage medical costs inflation is dependent upon our ability to manage claims and purchase insurance coverage to limit the maximum exposure for the Company.

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

The Company also has $53.3 million of long-term debt at fixed interest rates as of March 31, 2006.  There would be no immediate impact on the Company's interest expense associated with its long-term debt due to fluctuations in market interest rates.  There has been no significant change in the exposure to changes in interest rates from June 30, 2005 to March 31, 2006.

Concentration of Credit Risk

The Company has a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of March 31, 2006, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.  In certain segments, some customers represent greater than 5% of the segments' revenues.  In the Food Service Equipment Group, two customers account for approximately 13.2% of sales for the nine months ended March 31, 2006.   In our ADP Group, two customers account for approximately 11.3% of sales for the nine months ended March 31, 2006.  In our Engineered Products segment, one aerospace customer accounts for approximately 7.9% and one energy customer accounts for approximately 7.8% of sales for the nine months ended March 31, 2006.  We have a long-term supply agreement with the aerospace customer.  Although we believe our relationship with this customer is good and will be ongoing, there can be no assurances that this will continue for the entire term of the supply agreement.  In our Food Service Equipment segment, many of our national accounts regularly review their selection of vendors.  Although our companies have historically prevailed and even gained market share under these circumstances, the outcome of future reviews cannot be predicted.

Commodity Prices

The Company is exposed to fluctuating market prices for commodities, primarily steel.  Each of our segments is subject to the effects of changing raw material costs caused by the underlying commodity price movements.  In general, we do not enter into purchase contracts that extend beyond one operating cycle.  Standex considers its relationship with its suppliers to be excellent and we have not been impacted by any allocations or shortages of materials that may have affected other companies.  There can be no assurances that we will not experience any supply shortage.

In recent quarters, the ADP, Engineered Products and Food Service Equipment Groups experienced price increases for steel products, other metal commodities and petroleum based products.  Among those items impacted were the prices of galvanized steel strip, stainless steel and carbon steel sheet material, copper wire, refrigeration components and foam insulation.  These are key elements in the products manufactured in these segments.  Our affected divisions have implemented price increases intended on fully offsetting the increases in steel.  The implemented price increases in the Food Service Equipment Group did not fully offset the higher material costs.  As a result, additional price increases are being implemented or planned to be implemented.  While these higher prices are expected to be accepted by our customers there can be no certainty that the price increases implemented will in fact be accepted by our customers.  The ultimate acceptance of these price increases will be impacted by our affected divisions’ respective competitors and the timing of their price increases.

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

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls during the quarterly period ended March 31, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(e)

The following table provides information about purchases by the Company during the quarter ended March 31, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 – January 31, 2006	62,126	$30.06	62,126	959,125
February 1, 2006 – February 28, 2006	10,411	$31.70	10,411	948,714
March 1, 2006 – March 31, 2006	13,253	$31.69	13,253	935,461
Total	85,790	$30.51	85,790	935,461

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

STANDEX INTERNATIONAL CORPORATION

Date:	May 8, 2006	/s/ CHRISTIAN STORCH
Christian Storch
Vice President/CFO

Date:	May 8, 2006	/s/ TIMOTHY S. O'NEIL
Timothy S. O'Neil
Chief Accounting Officer