Form 10-K
period 2006-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2006-09-08
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

Common Stock, Par Value $1.50 Per Share

New York Stock Exchange

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [   ]     NO [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES [   ]     NO [X]

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]     NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at the close of business on December 31, 2005 was approximately $333,620,000.  Registrant’s closing price as reported on the New York Stock Exchange for December 31, 2005 was $27.76 per share.

The number of shares of Registrant's Common Stock outstanding on August 31, 2006 was 12,372,152.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders (the “Proxy Statement”) (Part III) of this report are incorporated by reference.

Forward Leading Statement

Statements contained in this Annual Report on Form 10-K that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” "may," "will," "expect," "believe," "estimate," "anticipate," ”intends,” "continue," or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company’s business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired.  These factors include, but are not limited to general and international economic conditions, including more specifically conditions in the automotive, aerospace, energy, housing and general transportation markets, specific business conditions in one or more of the industries served by the Company, lower-cost competition, the relative mix of products which impact margins and operating efficiencies, both domestic and foreign, in certain of our businesses, the impact of higher raw material and component costs, particularly steel, petroleum based products, refrigeration components and rhodium, uncertainty in the mergers and acquisitions market generally, an inability to realize the expected cost savings from the implementation of lean enterprise manufacturing techniques, the  completion of the ramp-up and improved operations performance of  manufacturing operations at the Company's new plant in Mexico, and the inability to achieve the savings expected from the sourcing of raw materials from and implementation of manufacturing in China and the inability to achieve synergies contemplated by the Company.  In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

PART I

ITEM 1.  BUSINESS

Standex International Corporation (the "Company" or "we"(1))  was incorporated in 1975 and is the successor of a corporation organized in 1955.  We are a leading, focused, diversified manufacturer.  We produce a variety of products and provide services for selected market segments, with operations on a global basis in five reporting business segments:  Food Service Equipment, Air Distribution Products, Engraving Products, Hydraulics Products and Engineered Products.  Maintaining our diversification across multiple lines of business has enabled us to achieve earnings consistency throughout market and economic cycles.  As a result, we have paid dividends each quarter since Standex became a public corporation in November 1964.

We have twelve operating units, aggregated and organized for internal purposes into five segments.  Overall supervision, coordination and financial control are maintained by the executive staff from its corporate headquarters located at 6 Manor Parkway, Salem, New Hampshire.  As of the fourth quarter of fiscal year 2006, we changed the structure of our internal organization in a manner causing the composition of our reporting segments to change.  We have restated segment information for earlier periods in connection with the new reporting segments in the Notes to Consolidated Financial Statements.

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

Long-term growth in sales and earnings.

-

Continuous improvements in our cost structure and working capital utilization via lean enterprise and other management initiatives.

-

New product development and consistent product enhancement.

-

Completion of bolt-on acquisitions which will deliver tangible synergies to supplement the sales and earnings growth of the overall Company.

-

We continually assess each of our businesses to determine whether they fit with our evolving strategic vision, with our primary focus on businesses with strong fundamentals and growth opportunities.

Please visit our web site at www.standex.com to learn more about us or to review our most recent SEC filings.  The information on our web site is for informational purposes only and is not incorporated into this Annual Report on Form 10-K.

Transactions in Fiscal 2006

During the fiscal year, we committed to a plan to divest the businesses within our Consumer Products Group.  The businesses of the Group included Standard Publishing, Berean Christian Stores and Standex Direct.  During fiscal 2006, we completed the sale of Standex Direct.  In July 2006, subsequent to the close of the fiscal year, we successfully completed the sales of the remaining two businesses.  These transactions are further discussed in both the Management Discussion and Analysis under the heading “Discontinued Operations” and in the Notes to Consolidated Financial Statements under the heading “Discontinued Operations, Restructurings, Asset Impairments and Dispositions.”  The results from operations for the Consumer Products Group have been classified as discontinued operations in the accompanying financial statements.

During fiscal 2006, we completed two acquisitions in furthering our strategy of growth in profitable businesses.  In November 2005, we acquired substantially all the assets of Kool Star, a manufacturer of walk-in refrigeration units located in California.  This bolt-on acquisition will expand our refrigerated walk-in cooler and freezer product line by providing improved access to the growing southwestern U.S. market, where our presence has not been strong.  Also in November 2005, we completed the purchase of substantially all the assets of Innovent Specialty Products, a manufacturer of processing tooling with locations in Massachusetts and The Netherlands.  The Innovent acquisition provides us with a broader array of products and services with our existing customers, the ability to leverage common sales markets and the ability to service infrastructure in emerging markets.

The principal products and the major markets for our products and services are set forth below.  Sales are made both directly to customers and by or through manufacturers’ representatives, dealers, distributors and buying groups.  Additional information regarding our business and financial information about industry segments is presented in the Notes to Consolidated Financial Statements under the caption “Industry Segment Information”.

Food Service Equipment Segment

Our Food Service Equipment businesses are leading broad-line manufacturers of commercial foodservice equipment.  Our products are used throughout the entire process; from storage, to preparation, to display and to delivery.  Our equipment helps restaurants, convenience stores, quick-service restaurants, supermarkets, bakeries and healthcare and other institutional users meet the challenges of providing food and beverages that are fresh and appealing with the comfort of knowing the reliability of the equipment.  Our products are sold direct, through dealer buying groups and through industry representatives.  Through innovation and acquisition, we continue to expand this segment.  Our brands and products include:

-

Master-Bilt® refrigerated cabinets, cases, display units, modular structures, coolers and freezers.

-

Nor-Lake, Incorporated and Kool-Star refrigerated walk-in coolers, freezers, refrigeration systems and cases.

-

Barbecue King® and BKI® commercial cook and hold units, rotisseries, pressure fryers, ovens and baking equipment.

-

Federal Industries bakery and deli heated and refrigerated display cases.

-

Procon® rotary vane pumps.

Air Distribution Products Segment

Our Air Distribution Products (“ADP”) business is the leading manufacturer of metal ducting and fittings for residential heating, ventilating and air conditioning applications.  With eight manufacturing locations located throughout the United States and Mexico, ADP’s ability to service national accounts seamlessly gives them a competitive advantage to the smaller regional competitors.  Our investment in technology allows ADP to continue high-volume output while providing customization, reducing lead times to our customers.  Our products are sold through both HVAC wholesalers and through large scale do-it-yourself stores throughout the continental United States.  Our brand names in Air Distribution Products include Snappy®, ACME, ALCO and Standex.

Engraving Segment

Our Engraving Group is a world leader in providing the expertise and the experience to apply texture to tools used in the production of plastic components and many other items, giving the final product the cosmetic appearance and appeal that our customers require.  Our 21 locations enable us to better serve our customers within key geographic areas worldwide, including the United States, Canada, Europe, China, Southeast Asia, Australia and South America.  Our Engraving companies specialize in embossing and engraving techniques serving a wide variety of industries.  Through process technology and acquisitions, our portfolio of products for texturizing continues to expand, increasing the ever growing tooling library that is important to this business.  Our companies and products within the Engraving Group include Roehlen®, I R International and Eastern Engraving which engrave and emboss rolls and plates used in manufacturing continuous length materials; Innovent which makes specialized tooling used to manufacture absorbent cores of many consumer and medical products; Mold-Tech® which texturizes molds used in manufacturing plastic injected components; Mullen® Burst Testers; and Perkins converting and finishing machinery.  Our products are sold direct and through manufacturers’ representatives.  The Engraving Group serves a number of industries including the automotive, plastics, building products, synthetic materials, converting, textile and paper industry, computer, houseware and construction industries.

Hydraulics Products Segment

Our Hydraulics Products Group, operating through our Custom Hoists subsidiary, provides single and double acting telescopic and piston rod hydraulic cylinders to truck manufacturers for the dump trailer and dump body industry.  Sales are made directly to OEMs manufacturing dump trucks, trash collection vehicles, lift trucks and other mobile units requiring hydraulic power.

Engineered Products Segment

Our Engineered Products group provides customized solutions to meet our customers’ needs.  From proprietary manufacturing techniques to component manufacturing, our Engineered Products segment gives our customers access to companies that will work to provide a product for today and tomorrow.  This group has the ability to manufacture and engineer products for a wide number of industries including aerospace, aircraft, energy and automobile manufacturers, to name a few.  Sales are made both directly to customers and through manufacturers’ representatives, dealers and distributors.  The following describes the businesses and products of our Engineered Products segment.

-

Spincraft® metal spinning and custom fabricated components for applications primarily in the aerospace, aviation, marine and energy sectors.

-

Standex Electronics, which manufactures reed switches, electrical connectors, sensors, toroids and relays, fixed and variable inductors and electronic assemblies, fluid sensors, tunable inductors, transformers and magnetic components.

Raw Materials

Raw materials and components necessary for the manufacture of our products are generally available from numerous sources.  Generally, we are not dependent on a single source of raw materials and supplies.  We do not foresee unavailability of materials or supplies which would have a significant adverse effect on any of our businesses, nor any of our segments, in the near term.  The price of steel and other metal products remains at higher levels than in past years.  Discussion of the impacts of these materials is included in Managements’ Discussion and Analysis.

Seasonality

Typically, the fourth quarter represents the best quarter for our consolidated financial results.  Fourth quarter performance is generally enhanced by increased activity in the construction industry and activity in the food service equipment industries.

Patents and Trademarks

We hold approximately 92 United States patents covering processes, methods and devices and approximately 48 United States trademarks.  Many counterparts of these patents have also been registered in various foreign countries.  In addition, we have various foreign registered and common law trademarks.

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

Customers

Our business is not dependent upon a single customer or very few customers, the loss of any one of which would have a material adverse effect on our operations.  No customer accounted for more than 10% of our consolidated revenue in fiscal 2006.

Working Capital

Our primary source of working capital is the cash generated from continuing operations.  No segments require any special working capital needs outside of the normal course of business.

Backlog

Backlog orders believed to be firm at June 30, 2006 and 2005 are as follows (in thousands):

	2006	2005
Food Service Equipment	$ 26,847	$ 28,298
Air Distribution Products	2,581	2,672
Engraving	13,085	9,134
Engineered Products	74,784	77,975
Hydraulics Products	6,484	5,870
Total	123,781	123,949
Net realizable beyond one year	25,742	30,140
Net realizable within one year	$ 98,039	$ 93,809

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

International Operations

Substantially all of our international operations are related to domestic operations and are included in the Food Service Equipment, Engraving Group and Engineered Products business segments.  International operations are conducted at 23 plants, principally in Western Europe.  See the Notes to Consolidated Financial Statements for international operations financial data. Our international operations contributed approximately 16.0% of operating revenues in 2006 and 11.1% in 2005.  International operations are subject to certain inherent risks in connection with the conduct of business in foreign countries including, exchange controls, price controls, limitations on participation in local enterprises, nationalizations, expropriation and other governmental action and changes in currency exchange rates.

Research and Development

Developing new and improved products, broadening the application of established products, and continuing efforts to improve and develop new methods, processes and equipment, have driven our success.  However, due to the nature of our manufacturing operations and the types of products manufactured, expenditures for research and development are not significant to any individual segment or in the aggregate.  Research and development costs are quantified in the Notes to Consolidated Financial Statements.  We develop and design new products to meet customer needs or in order to offer enhanced products or to provide customized solutions for customers.

Environmental Matters

To the best of our knowledge, Management believes that it is presently in substantial compliance with all existing applicable environmental laws and regulations and does not anticipate that any instances of non-compliance will have a material effect on its future capital expenditures, earnings or competitive position.

Financial Information About Geographic Areas

Information regarding revenues from external customers attributed to: the United States, all foreign countries and any individual foreign country, if material, is contained in the Notes to Consolidated Financial Statements for “Industry Segment Information”.

Number of Employees

As of June 30, 2006, we employed approximately 5,200 employees of which 3,500 were in the United States.  About 1,050 of these employees were represented by unions.

Long-lived Assets

Long-lived assets are described and discussed in the Notes to Consolidated Financial Statements.

Available Information

This Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q and current reports on Form 8-K, along with any amendments to those reports, are made available free of charge, on our website (www.standex.com) as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  Copies of the following are also available free of charge through our website under the caption “Corporate Governance” and are available in print to any shareholder who requests it:

-

Code of Business Conduct

-

Code of Ethics for Senior Financial Management

-

Corporate Governance Guidelines

-

Committee Charters for the following Board committees:  Nominating/Corporate Governance, Audit, Compensation, Executive and Retirement Plans committees respectively.

ITEM 1A.  RISK FACTORS

Our operating results, financial condition, cash flows and businesses in general can be impacted by several factors that could cause actual results to differ materially from anticipated results.  These factors are discussed under the captions “Forward Looking Statement” and under Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in this Annual Report on Form 10-K.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.  PROPERTIES

At June 30, 2006, we operated a total of 91 manufacturing plants, stores and warehouses located throughout the United States, Western Europe, Canada, Australia, Singapore, China, Brazil and Mexico.  The Company owned 32 of the facilities and the balance were leased.  The Company operated 17 retail stores in various sections of the United States, of which all were leased and included in the balance noted above.  In July 2006, we completed the sale of Berean and assigned the leases of the retail stores to the buyer.  The approximate building space utilized by each product group of Standex at June 30, 2006 is as follows (in thousands):

	Area in Square Feet
	Owned	Leased
Food Service Equipment	827	258
Air Distribution Products	774	32
Engraving	330	326
Engineered Products	225	188
Hydraulics Products	101	40
Corporate and Other	124	291
Held for Sale	301	0
Total	2,682	1,135

In general, the buildings are in sound operating condition and are considered to be adequate for their intended purposes and current uses.

We own substantially all of the machinery and equipment utilized in our businesses.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year.

EXECUTIVE OFFICERS OF STANDEX

The executive officers of the Company as of June 30, 2006 were as follows:

Name

Age

Principal Occupation During the Past Five Years

Roger L. Fix

53

Chief Executive Officer of the Company since January 2003; President of the Company since December 2001 and Chief Operating Officer of the Company from December 2001 to December 2002; Chief Executive Officer, Chief Operating Officer and President of Outboard Marine Corporation from August 2000 to February 2001.

Deborah A. Rosen

51

Chief Legal Officer of the Company since October 2001; Vice President of the Company since July 1999; General Counsel of the Company since January 1998; and Secretary of the Company since October 1997.

Christian Storch

46

Vice President and Chief Financial Officer of the Company since September 2001; Treasurer of the Company from November 2003 to March 2006; and Manager of Corporate Audit and Assurance Services of the Company from July 1999 to August 2001.

Timothy S. O'Neil

35

Treasurer since April 2006; Chief Accounting Officer since September 2004; Assistant Treasurer from November 2003 to March 2006; Financial Controller from November 2002 to August 2004; prior thereto Senior Manager, Deloitte & Touche LLP.

Duane Stockburger

67

Group Vice President of the Food Service Group since January 2003; Vice President/General Manager of Master-Bilt Products from February 1997 to December 2002.

Randy Scott

58

Group Vice President of Standex Consumer Products Group and President of Standard Publishing from December 2002 to July 2006.

The executive officers are elected each year at the first meeting of the Board of Directors subsequent to the annual meeting of stockholders, to serve for one-year terms of office.  There are no family relationships among any of the directors or executive officers of the Company.

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

Common Stock Prices and Dividends Paid

Common Stock Price Range

Dividends

2006

2005

per Share

Year Ended June 30

High

Low

High

Low

2006

2005

First quarter

$30.00

$23.78

$27.25

$21.55

$0.21

$0.21

Second quarter

29.18

24.90

29.19

23.21

0.21

0.21

Third quarter

32.78

26.72

30.09

26.57

0.21

0.21

Fourth quarter

31.79

25.95

30.31

25.55

0.21

0.21

The approximate number of stockholders of record on August 31, 2006 was 2,625.

Additional information regarding our equity compensation plans is presented in the Notes to Consolidated Financial Statements under the caption “Stock Based Compensation and Purchase Plans.”

Issuer Purchases of Equity Securities[1]
Quarter Ended June 30, 2006
Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 – April 30, 2006	239	$29.41	239	935,222
May 1, 2006 – May 31, 2006	3,444	$29.62	3,444	931,778
June 1, 2006 – June 30, 2006	1,000	$29.13	1,000	930,778
TOTAL	4,683	$29.50	4,683	930,778

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
Selected financial data for the five years ended June 30, 2006 is as follows:

See Item 7 for discussions on comparability of the below.
	2006	2005	2004	2003	2002
SUMMARY OF OPERATIONS (in thousands)
Net sales
Food Service Equipment	$245,049	$230,392	$178,552	$135,206	$125,113
Air Distribution Products	129,383	129,716	118,640	103,279	101,069
Engraving	87,377	77,271	71,004	53,348	46,111
Engineered Products	85,104	87,214	77,589	72,202	67,351
Hydraulics Products	43,025	34,885	26,429	20,540	22,096
Total	589,938	559,478	472,214	384,575	361,740
Gross profit	$172,614	$160,564	$144,128	$122,017	$113,762
Operating income
Food Service Equipment	$ 18,771	$ 20,578	$ 15,364	$ 12,700	$ 10,791
Air Distribution Products	11,089	7,424	13,869	12,907	16,793
Engraving	12,835	9,904	6,864	5,407	1,672
Engineered Products	9,281	12,102	10,436	13,258	10,368
Hydraulics Products	6,641	5,092	3,182	1,367	2,553
Restructuring	(930)	(2,668)	(1,218)	(5,364)	--
Other, net	410	1,672	279	(5,556)	--
Corporate	(19,346)	(18,277)	(17,532)	(12,906)	(11,458)
Total	$ 38,751	$ 35,827	$ 31,244	$ 21,813	$ 30,719
Interest expense	(7,681)	(6,493)	(5,725)	(6,810)	(8,546)
Other, net	893	523	665	172	(138)
Provision for income taxes	(11,028)	(9,382)	(7,684)	(4,667)	(7,026)
Income from continuing operations	20,935	20,475	18,500	10,508	15,009
Income/(loss) from discontinued operations	2,208	3,168	(7,895)	3,641	5,388
Cumulative effect of accounting change	--	--	--	--	(3,779)	(2)
Net income	$ 23,143	$ 23,643	$ 10,605	$ 14,149	$ 16,618

EBIT (1)	39,644	36,350	31,909	21,985	30,581
EBITDA (1)	51,677	47,257	42,369	31,679	40,100
PER SHARE DATA
Basic
Income from continuing operations	$1.71	$1.67	$ 1.52	$0.87	$ 1.24
Income/(loss) from discontinued operations	0.18	0.26	(0.65)	0.30	0.44
Cumulative effect of change in accounting principle	--	--	--	--	(0.31)
Total	$1.89	$1.93	$ 0.87	$1.17	$ 1.37
Diluted
Income from continuing operations	$1.67	$1.65	$ 1.50	$0.86	$ 1.22
Income/(loss) from discontinued operations	0.18	0.26	(0.64)	0.30	0.44
Cumulative effect of change in accounting principle	--	--	--	--	(0.31)
Total	$1.85	$1.91	$ 0.86	$1.16	$ 1.35
Dividends paid	$0.84	$0.84	$ 0.84	$0.84	$ 0.84

	2006	2005	2004	2003	2002
BALANCE SHEET AND CASH FLOW (in thousands)
Total assets	$478,673	$442,306	$442,693	$ 422,480	$ 406,039
Accounts receivable	99,310	93,676	89,435	91,714	93,219
Inventories	91,719	86,836	85,787	82,530	92,931
Accounts payable	(62,742)	(58,379)	(54,252)	(41,241)	(935,209)
Net working capital	128,287	122,133	120,970	133,003	150,941
Change in net working capital	$ 6,154	$ 1,163	$(12,033)	$(17,938)	$ (16,649)
Long-term debt	$113,729	$ 53,300	$108,786	$109,019	$ 50,087
Short-term debt	3,873	52,213	746	910	82,221
Total debt	117,602	105,513	109,532	109,929	132,308
Less cash	32,590	23,691	17,504	11,509	8,092
Net debt	85,012	81,822	92,028	98,420	124,216
Stockholders' equity	200,295	175,553	163,534	161,922	178,432
Total capitalization	$285,307	$257,375	$255,562	$260,342	$302,648

Depreciation and amortization	$ 12,033	$ 10,907	$ 10,460	$ 9,694	$ 9,519
Capital expenditures	$ 15,144	$ 7,990	$ 6,768	$ 5,344	$ 8,697
Operating cash flow from continuing operations	$ 31,557	$ 18,244	$ 25,472	$ 37,068	$ 30,048

KEY STATISTICS	2006	2005	2004	2003	2002
Gross profit margin	29.3%	28.7%	30.5%	31.7%	31.4%
Operating income margin	6.57%	6.40%	6.62%	5.67%	8.49%
EBIT, as a % of sales	6.72%	6.50%	6.76%	5.72%	8.45%
EBITDA, as a % of sales	8.76%	8.45%	8.97%	8.24%	11.09%
Net debt to total capital ratio	29.80%	31.79%	36.01%	37.80%	41.04%

(1)

EBIT (earnings before interest and income taxes) and EBITDA (EBIT plus depreciation and amortization) are not measures of financial performance under generally accepted accounting principles (GAAP). We disclose EBIT and EBITDA because they can be used to analyze profitability between companies and industries by eliminating the effects of financing (i.e., interest) and capital investments (i.e., depreciation and amortization). We continually evaluate EBIT and EBITDA, as we believe that an increasing EBIT and EBITDA depict increased ability to attract financing. We do not consider EBIT and EBITDA to be substitutes for performance measures calculated in accordance with GAAP. Instead, we believe that EBIT and EBITDA are useful performance measures which should be considered in addition to those measures reported in accordance with GAAP. The ratio of total debt to EBITDA illustrates to what degree we have borrowed against earnings. EBITDA is derived from net income as follows:

	Year Ended June 30,

	2006	2005	2004	2003	2002
Net income	$ 23,143	$ 23,643	$ 10,605	$ 14,149	$ 16,618
Loss/(income) from discontinued operations, net of tax	(2,208)	(3,168)	7,895	(3,641)	(5,388)
Cumulative effect of accounting change	--	--	--	--	3,779
Provision for income taxes	11,028	9,382	7,684	4,667	7,026
Interest expense, net	7,681	6,493	5,725	6,810	8,546
EBIT	$ 39,644	$ 36,350	$ 31,909	$ 21,985	$ 30,581

Depreciation & amortization	12,033	10,907	10,460	9,694	9,519

EBITDA	$ 51,677	$ 47,257	$ 42,369	$ 31,679	$ 40,100

(2)	Amount associated with our adoption and initial assessment of goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading producer of a variety of products and services for diverse market segments.  We have five reporting segments:  Food Service Equipment Group, Air Distribution Products Group, Engraving Group, Hydraulics Products Group and Engineered Products Group.  Because these segments serve different markets, the performance of each is affected by different external and economic factors.

We believe that our diversification has helped to reduce the cyclicality of earnings that affects many companies that focus principally on only one or two market segments.  Therefore, we intend to continue to operate in selected market segments that may not directly relate to one another.  However, through our focused diversity strategy, we are seeking to build those businesses which offer the best opportunities for future growth and profitability, through both organic growth and acquisitions.

As part of our strategy, we are focusing our resources on those businesses where synergies can be leveraged to enhance the performance of the individual businesses.  Consistent with this strategy, we committed to a plan to divest the businesses within the Consumer Products Group.  The businesses of the Group include Standard Publishing, Berean Christian Stores and Standex Direct.  During fiscal 2006, we completed the sale of Standex Direct.  Subsequent to fiscal 2006, we completed the sale of the remaining two businesses.

During fiscal 2006, we completed two acquisitions in furthering our strategy of growth in profitable businesses.  In November 2005, we acquired substantially all the assets of Kool Star, a manufacturer of walk-in refrigeration units located in California.  This bolt-on acquisition will expand our refrigerated walk-in cooler and freezer product line by providing improved access to the growing southwestern U.S. market, where our presence has not been strong.  Also in November 2005, we completed the purchase of substantially all the assets of Innovent Specialty Products, a manufacturer of processing tooling with locations in Massachusetts and the Netherlands.  Innovent provides us access to complementary markets where the products and technology of our Engraving Group can be adapted. We continue to pursue other acquisition opportunities.

In addition to our strategic objectives, we are seeking to reduce our operating costs through sourcing products and materials from China and other lower cost providers, transferring manufacturing activities to lower cost countries such as Mexico and China, capital expenditures to increase automation and implementing lean enterprise throughout our production facilities.  During fiscal 2006, we completed construction of a manufacturing facility in Mexico and commenced manufacturing activities there in the third quarter of the fiscal year.  In China, we established two new manufacturing locations, one to capitalize on the market for the Engraving Group and the second to establish a lower cost assembly operation for the Engineered Products Group, respectively.

We are expanding our manufacturing operations in Mexico, both to take advantage of the lower operating costs there, which we expect will permit an improvement in profit margins on high volume, labor intensive products, and to better reach potential new customers and markets in California and the southwestern United States.  Upon completion of the facility, we relocated manufacturing activities from two locations, one in Tennessee and the other in Colorado.  Both properties were sold during fiscal year 2006.   The costs to relocate these manufacturing activities have been included in restructuring expenses in the current year.  The Company also relocated the manufacturing activities of Kool Star immediately following the close of that transaction.  During 2006, we incurred costs of $1.6 million in connection with the start up of production in Mexico.

We anticipate that once the facility is fully operational, which we expect will occur by the end of fiscal 2007, annual savings in the range of $2 million to $2.5 million will be realized.

There are a number of key external factors other than general business and economic conditions that can impact the performance of our businesses.  The key factors affecting each business are described below.

There are several items that affect the comparability of our performance information between the periods discussed in this report.  These items included the following:

-

We completed the construction of a manufacturing facility in Mexico and three of our businesses have commenced operations at the Mexican facility.  We incurred costs of $2.0 million in connection with the start up of the operations.

-

During fiscal 2006, we recorded pre-tax restructuring costs of $930,000 in connection with activities primarily associated with the relocation of manufacturing activities to Mexico.

-

We completed two acquisitions in November 2005 for $16.3 million.  These acquisitions were incorporated into the performance of the Food Service Equipment and Engraving Groups and resulted in the recognition of $6.3 million in goodwill.

-

We completed the sale of two properties in the quarter ended December 31, 2005 resulting in the recognition of gains of approximately $662,000 recorded in other operating income/(expense).

-

We adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment,” and recorded incremental equity based compensation totaling $310,000.

-

In fiscal 2006 we committed to a plan to dispose of the businesses within the Consumer Products Group.  The results of operations for these businesses and any gains from the completion of the sale of one of the businesses are classified as discontinued operations in this report.

-

In fiscal 2006, we committed to a plan to sell the USECO product lines of the Food Service Equipment Group.  The results of operations for this business and a pre-tax charge of $1.6 million recorded in connection with the write-down of the carrying cost of inventory have been classified as discontinued operations in this report.

-

In fiscal 2005, pre-tax restructuring charges of $2.7 million were recognized associated with various exit activities including charges associated with severance and an impairment charge in connection with the closure of a manufacturing plant in our ADP group and the decision to sell the real property.

-

In fiscal 2004, pre-tax restructuring charges of $1.2 million were recognized in connection with the consolidation of two facilities.

We monitor a number of key performance indicators including net sales, income from operations, backlog and gross profit margin.  A discussion of these key performance indicators is included within the discussion below.  Unless otherwise noted, references to years are to fiscal years.

Consolidated Results from Continuing Operations (in thousands)

	2006	2005	2004
Net sales	$589,938	$559,478	$472,214
Gross profit margin	29.3%	28.7%	30.5%
Other operating income	$ 410	$ 1,672	$ 279
Restructuring expense	$ (930)	$ (2,668)	$ (1,218)
Income from operations	$ 38,751	$ 35,827	$ 31,244

Backlog	$ 98,039	$ 93,809	$ 92,221

Net Sales

	2006	2005	2004
Net sales, as reported	$589,938	$559,478	$472,214
Components of change in sales:
Effect of acquisitions	$ 9,200	$ 22,800	$ 43,800
Effect of exchange rates	$ (200)	$ 5,100	$ 7,800
Organic sales growth	$ 21,460	$ 59,364	$ 36,039

Net sales from continuing operations increased $30.5 million in fiscal 2006, a 5.4% increase from the prior year.  The two acquisitions completed in fiscal 2006 added $9.2 million while the effect of exchange rates reduced sales by $200,000.  The remaining sales increase of $21.5 million represents organic growth.  Organic sales are defined as sales from businesses which were included in our results for both the current reporting period and the same period of the previous year, and include the effect of price changes.  The increase in organic sales growth was led by businesses within the Food Service Equipment, Engraving and Hydraulics Products Groups.  Price increases accounted for over 15% of the organic growth with the remainder due to volume increases.  A further discussion by segment follows.

Net sales from continuing operations increased $87.3 million in fiscal year 2005, an 18.5% increase over fiscal year 2004.  Acquisitions added $22.8 million in sales in 2005 while exchange rates favorably impacted sales by $5.1 million.  After taking these into account, organic sales increased $59.4 million.  The increase in organic sales occurred across all of our segments.  Price increases accounted for approximately 48% of the organic sales growth while the remainder was due to volume improvements.  A further discussion by segment follows.

Gross Profit Margin

Our consolidated gross profit margin improved approximately 60 basis points to 29.3% in fiscal 2006 from 28.7% in 2005.  The increase is attributable to significant improvements in the Air Distribution Products (ADP) Group, resulting from a combination of price increases and lower steel prices.  The margin improvement in the ADP Group was partially offset by reduced margins in the Engineered Products Group.  The reduction was attributable to the favorable impact on margins in 2005 of the renegotiation of a long-term supply contract discussed further below.  Margins within the remaining operating segments were largely unchanged from the prior year.

Our consolidated gross profit margin decreased to 28.7% for fiscal year 2005 from 30.5% in 2004.  The decline was attributable primarily to the ADP Group, and was largely due to the fact that price increases obtained by ADP were not sufficient to offset the significantly higher price of steel, a key component of ADP's products, in 2005.  In addition, margins in the Engraving Group improved year over year, due to increased volume and to efficiencies resulting from the consolidation of the Group's Rochester, New York facility into the Richmond, Virginia facility.  Margins in our other segments were substantially unchanged from 2004.  In the Food Service Equipment Group, increased sales of lower-margin products were offset by price increases and a strong performance by the Nor-Lake business unit.

Other Operating Income/Expense and Restructuring

The Company includes restructuring charges and certain other operating expenses and income as separate line items.  “Other Operating Income/Expense” includes gains or losses on the sale of real property.

We incurred restructuring costs during fiscal 2006 of $930,000 compared to $2.7 million in the prior year.  During fiscal 2006, we built a manufacturing facility in Mexico.  The restructuring costs in the current year were due to the relocation of two U.S. plants, one in the Food Service Equipment Group and one in the ADP Group, to the new manufacturing facility in Mexico.  The sale of the two closed U.S. locations resulted in the recognition of a gain of approximately $662,000, which was offset by $252,000 in losses on the disposition of excess operational assets within various segments. The diversity of our business portfolio and our commitment to reducing operating costs makes it likely that the Company will incur costs from time to time that, in accordance with current accounting standards, will be classified as restructuring.

During fiscal 2005, we incurred restructuring and impairment costs of approximately $2.7 million, pre-tax, compared to $1.2 million in the prior year.  Of this amount, approximately $1.9 million was associated with the closure of a plant in the ADP Group, while the remainder was largely associated with the consolidation of the Rochester, New York facility of the Engraving Group into our Richmond, Virginia location.  During fiscal 2005, we recorded gains on the sale of assets held for sale of approximately $1.7 million compared to gains on the sale of property of $279,000 in the period one year earlier.  The gains in fiscal 2005 were primarily attributable to the sale of the land and building in Rochester, New York.

Income from Operations

Income from operations increased $2.9 million in fiscal 2006, an 8.2% increase over fiscal 2005.  Both the ADP and Engraving Groups had double digit increases fueling the consolidated improvement.  These positive performances were offset by declines in the Food Service Equipment and Engineered Products Groups.  A further discussion is included in the segment discussions that follow.

In fiscal 2005, income from operations increased $4.6 million, a 14.7% increase over fiscal 2004.  Four out of the five segments posted double digit increases.  ADP was the exception, reporting a year over year decline in operating income.  A further discussion is included in the segment discussions that follow.

Income Taxes

Our effective income tax rate for continuing operations for the year ended June 30, 2006 was 34.5% an increase of 310 basis points from 31.4% in the prior year.  The increase is largely attributable to the reduction in qualified research and development activities and the expiration of the Federal research and development credit on December 31, 2005.

Our effective income tax rate for the year ended June 30, 2005 was 31.4% an increase of 200 basis points from 29.4% in fiscal 2004.  The fiscal 2004 rate included a settlement, net of related fees, of $630,000 associated with a multi-year research and development credit.  The 2005 rate includes additional benefits realized upon the completion of our tax returns for fiscal 2004 reflecting additional tax credits as well as a decrease in the effective foreign income tax rate when compared to the same period in fiscal 2004.

Capital Expenditures

In general, our capital expenditures over the longer term are expected to be equivalent to our annual depreciation costs.  In fiscal 2006, we spent $15.1 million, an increase of $7.2 million when compared to one year earlier, primarily due to the $6.9 million spent for the new manufacturing facility in Mexico.

Capital expenditures for 2005 were $8.0 million.  This represented an increase of $1.2 million in 2005, or 18.1%, over 2004.

Backlog

Backlog for fiscal 2006 improved $4.2 million, a 4.5% increase from the prior year.  Increased order activity within the Engraving Products and Engineered Products Groups led the improvement.  Within the Food Service Equipment Segment, the refrigerated walk-in and cabinet businesses experienced decreases from the prior year

For the year ended June 30, 2005, backlog increased $1.6 million, a 1.7% increase from the prior year.  The increase was due primarily to the increased orders in the Food Service Equipment Group associated with several national accounts as well as other improvements in the remaining units due to increased activity in their respective markets.

Segment Analysis

Net Sales

The following table presents net sales by business segment (in thousands):

	2006	2005	2004

Food Service Equipment	$245,049	$230,392	$178,552
Air Distribution Products	129,383	129,716	118,640
Engraving Group	87,377	77,271	71,004
Hydraulics Products Group	43,025	34,885	26,429
Engineered Products	85,104	87,214	77,589
	$589,938	$559,478	$472,214

Food Service Equipment

Net sales increased by $14.7 million, a 6.4% increase when compared to fiscal 2005.  Acquisitions accounted for $3.9 million of the increase while unfavorable exchange rates reduced sales by $900,000.  Excluding those items, sales increased $11.7 million, or 5.1%.  Volume improvements in certain core products including refrigerated walk-in and cabinet units led the overall increase in sales while price increases in a number of the products offered by the Food Service Equipment Group (FSEG) also contributed to the increase when compared to fiscal 2005.  During fiscal 2006, FSEG continued penetrating dealer buying groups serving the foodservice markets.  During the second half of the year, our brands sold well through this type of sales channel.  The sales improvement for FSEG came during a period of transition, with the closure and relocation to Mexico of our pump manufacturing activities and the manufacturing activities of Kool Star, the acquisition made in November 2005.  These moves necessitated FSEG, especially our pump business, to focus on the manufacture and delivery of beverage pumps causing some reduction in sales in pumps for commercial applications when compared to the same period one year earlier.

Net sales increased by $51.8 million in 2005 when compared to 2004, a 29.0% increase.  Acquisitions accounted for $21.6 million of this increase.  Favorable exchange rates, primarily among the U.S. dollar, the EURO and the British pound, resulted in an increase to sales of $1.5 million.  Excluding these impacts, net sales increased $24.2 million, or 13.6%.  This increase was fueled by strong performances of the commercial refrigeration, hot food equipment and fluid dispensing and circulating systems businesses.  The improved performance of the commercial refrigeration business was due primarily to high demand and, to a lesser extent, to price increases implemented since last year.  The hot food preparation equipment improvement was due to increased supermarket store sales of rotisserie and combi-ovens in Europe, where the merger of two supermarket chains provided a significant retrofitting opportunity.  Sales of the beverage pump units remained strong and diversification into commercial applications, including welding, pesticide and other industrial applications, added to the unit’s growth.  Sales of pumps to these sectors increased 16% and 75%, respectively, over the prior year.  Sales of FSEG’s other products were largely unchanged from those noted in the prior year.

Air Distribution Products

Net sales in fiscal 2006 were relatively flat when compared to the same period one year earlier, decreasing $333,000 or a 0.3% change from the prior year levels.  The decrease is a combination of decreased volume with product price increases during the year.  The volume decline can be largely attributed to the slow down in housing starts and permits in the geographical regions served by our plants.  In the fourth quarter of fiscal 2005, the Air Distribution Products Group (ADP) closed one of its manufacturing facilities located in Colorado and relocated the manufacturing activities to the new facility in Mexico.  Through this move, ADP will be better able to serve the fast-growing housing market in the southwestern U.S.

Net sales increased by $11.1 million in 2005, a 9.3% increase over 2004.  Price increases totaling approximately 17% that were implemented in the last two quarters of fiscal 2004 were responsible for all of the increase.  These increases were implemented to offset the dramatically higher costs paid by the segment for galvanized steel, a significant component of the segment’s operating costs.  Net of those price increases, real unit volume was down when compared to the prior year.  The decline was due largely to the fact that sales in 2004 were positively impacted by customer buying in advance of announced price increases.  The Group's business correlates to housing starts in the regions in which the Group operates, which on a proportionate basis were flat from 2004 to 2005.

Engraving Group

Net sales increased $10.1 million in fiscal 2006, a 13.1% increase over fiscal 2005.  Acquisitions accounted for approximately $5.3 million of the increase while favorable exchange rates added an additional $100,000.  The remaining increase of $4.7 million was attributable to strong demand within the Group’s mold texturization business, especially from its automotive customers. The automotive business benefited in 2006 from a large number of interior and exterior redesigns that many automotive manufacturers performed during the fiscal year in response to customer demands for a wider variety of choice. The mold texturization business also grew internationally, especially in China, where the Engraving Group has decided to open an additional operation in Central China, in the first quarter of fiscal 2007 to complement the existing facility in Southern China.  The positive sales performance of the mold texturization business was offset by declines in the Engraving Group’s other two businesses, roll and plate engraving and embossing equipment.  Many of the customers served by these businesses, including consumer and building products suppliers, reduced their orders in 2006.

Net sales increased by $6.3 million in 2005, or 8.8% over 2004.  Favorable exchange rates accounted for $2.3 million of the sales increase in 2005.  The remainder of the sales increased $4.0 million, or 5.6% in fiscal 2005.  The increase was attributable to strong demand within all three of the Engraving Group's business areas: mold texturization, roll and plate engraving, and embossing equipment.  The mold texturization business was positively impacted by strong automotive program work worldwide.  The embossing business benefited from the introduction of machinery and rolls that improve the cosmetic appeal and utility of consumer products.  Roll and plate engraving received increased orders from several larger industrial companies for laminating rollers and leather embossing plates.  The majority of the sales increases noted above occurred in the U.S., Mexico, Brazil and China, while European operations reported an increase in sales of 2.6% year over year.

Hydraulics Products Group

Net sales increased by $8.1 million, or 23.3% over fiscal 2005.  This increase was all organic, brought about by increases in volume and, to a lesser extent, price increases.  Sales increases were most noticeable in the dump truck and trailer industry served by the Group.  Market share gains in the U.S., significant order activity in the North American market and increased penetration into Europe and Asia have contributed to the increased sales when compared to fiscal 2005.

In fiscal 2005, net sales increased by $8.5 million, or 32.0% over 2004.  This increase in sales reflected a stronger core market for telescoping hydraulic cylinders for the dump truck and trailer industry.  In addition, lean manufacturing initiatives in the U.S. unit have helped to improve the unit’s cycle times, deliveries and throughputs, allowing the unit to better serve our customers.

Engineered Products

Net sales decreased $2.1 million, or 2.4%, when compared to fiscal 2005.  In fiscal 2005, the metal fabrication business renegotiated a supply arrangement with a large aerospace customer which resulted in a reduced sales volume under the arrangement in fiscal 2006 compared to fiscal 2005.  As a result, sales of the metal fabrication business decreased $4.3 million year over year in the metal fabrication business.  This decrease was partially offset by improved sales volume for energy and other aerospace projects.  Sales of electronic components were consistent with levels in the prior year.  During the fourth quarter of fiscal 2006, we established a new manufacturing operation in Northern China for electronic components to better serve existing customers who have relocated to China.

Net sales increased by $9.6 million in 2005, or 12.4% over 2004.  The increase was largely attributable to organic sales growth, and to a lesser extent, the impact of the acquisitions in 2004 and favorable currency translation adjustments.  Sales of electronic components increased $1.1 million in fiscal 2005, helped by increased sales of fluid level and other pressure indicators for the automotive industry.  Sales within the metal fabrication units increased $6.1 million, due largely to sales of new and aftermarket turbine engine components for the energy sector.  Sales within the aerospace sector finished slightly ahead of 2004 levels.  Sales in aviation were consistent with those noted in the prior year as the sector benefited from the expansion of smaller regional jets.

Income from Operations

The following table presents income from operations by business segment (in thousands):

	2006	2005	2004

Food Service Equipment	$ 18,771	$ 20,578	$ 15,364
Air Distribution Products	11,089	7,424	13,869
Engraving Group	12,835	9,904	6,864
Hydraulics Products	6,641	5,092	3,182
Engineered Products	9,281	12,102	10,436
Restructuring	(930)	(2,668)	(1,218)
Other Expenses, net	410	1,672	279
Corporate	(19,346)	(18,277)	(17,532)
	$ 38,751	$ 35,827	$ 31,244

Food Service Equipment

Income from operations (our measure of segment performance) decreased $1.8 million in fiscal 2006, an 8.8% decline from fiscal 2005.  The decline can be attributed to several factors.  First, the relocation of the pump manufacturing operations to the new facility in Mexico resulted in start-up costs and related inefficiencies of $1.6 million.  Second the shutdown and relocation to Mexico of our newly-acquired Kool Star business resulted in higher shipping, labor and travel costs of $758,000.  Third, FSEG was affected by a combination of sales mix changes when compared to the prior year, increased buying group activity at lower margins as well as material cost increases in excess of price increases. Many of the materials used in our refrigerated products, such as steel, foam insulation and copper, have experienced price increases and fluctuations throughout the fiscal year due to worldwide demand and other market forces.  During fiscal 2006, FSEG implemented price increases to partially offset the higher material costs.

Income from operations increased by $5.2 million in 2005, a 373.9% increase over 2004.  The increase is attributable to two principal factors.  First, our Nor-Lake brand of refrigeration products reported sales volume gains, a favorable sales mix resulting from increased sales of higher margin scientific refrigerated products, and significant expense reductions as a result of the implementation of cost control measures.  Second, income from operations of hot food preparation equipment sales increased more than 70% from the prior year.  These increases were offset by a reduction in income from operations within our remaining commercial refrigeration and display businesses, the combined operating income of which declined approximately 15%.  Price increases were implemented during the year, but they were not sufficient to fully offset material cost increases.  Steel, refrigeration components and foam insulation are significant elements of the cost structure of refrigerated cabinets and freezers, and prices of all of those items increased significantly during the year.

Air Distribution Products

Income from operations increased $3.7 million in fiscal 2006, or 49.4%.  The improvement is attributable to price increases in advance of material cost increases.  ADP procures a significant amount of steel from a foreign source, with generally lower prices and longer lead times than are offered by local sources.  The increase included approximately $300,000 in start-up related costs associated with our relocation of manufacturing activities to the new facility in Mexico.  The Company expects to benefit in fiscal 2007 from the geographical proximity of this facility to the housing markets in the southwestern U.S.  We believe that a continued softening in the residential housing market is likely.

ADP was the only segment which reported a decrease in year over year operating income from fiscal 2004 to fiscal 2005.  Income from operations decreased $6.4 million, or 46.5% over that period.  This segment implemented price increases of approximately 17% in fiscal 2004 to offset increases in the price of steel.  These price increases significantly mitigated, but did not fully offset the total cost increase.  Further, ADP experienced volume decreases, which affected operating income.

Engraving Group

Income from operations increased $2.9 million in fiscal 2006, a 29.6% increase from the prior year.  A combination of the acquisition of Innovent in November 2005 and sales increases contributed to the improvement in income from operations.  With the higher volume of mold texturization business in fiscal 2006 combined with technology improvements, the Engraving Group was able to gain efficiencies while increasing output.  This was most noticeable in our international operations, the year over year income from operations which increased over 75% due largely to the automotive demand of the mold texturization business.  These positive performances were partially offset by sale volume decreases in the roll engraving and embossing machinery businesses.  In fiscal 2005, the Engraving Group benefited from increased embossing machinery orders that did not repeat in fiscal 2006 due to softening markets.

Income from operations rose by $3.0 million in 2005, a 44.3% increase over 2004, reflecting strong sales performance throughout the segment, and the cost savings and synergies realized by the consolidation of the segment’s Rochester, New York and Richmond, Virginia facilities.

Hydraulics Products

Income from operations increased $1.5 million in fiscal 2006, or 30.4% when compared to the same period one year earlier.  The Hydraulics Products Group (Hydraulics) was able to leverage the 20% increase in sales volume without increasing costs incrementally.  During fiscal 2006, Hydraulics introduced several new products including a new cylinder designed for the European market to expand the geographical reach of Hydraulics.  In connection with this introduction, additional costs were incurred including increased selling and marketing costs, increased distribution costs and other operating cost increases.   We believe that these costs represent a necessary investment in the introduction of a new product that is important to the continued growth of Hydraulics.

Income from operations increased $1.9 million in fiscal 2005, a 60.0% improvement from fiscal 2004.  The increase was attributable to the strong sales performance of the Hydraulics’ core products and the ability of the business to leverage the increase in sales through cost containment and reduction activities.

Engineered Products

Income from operations decreased $2.8 million in fiscal 2006, a 23.3% decline when compared to the same period one year earlier.  During fiscal 2006, the electronics business experienced increases in material costs coupled with duplicative costs associated with restructuring activities undertaken during the year.  This business is in the process of consolidating two existing U.S. locations into one, which will improve efficiency going forward.  In fiscal 2006, however, the business found it necessary to hire and train a workforce to replace the workforce in the location being consolidated.  This resulted in increased headcount and inefficiencies in the manufacturing activities.  This business also undertook the relocation of manufacturing activities from our second Mexico location to Northern China, which resulted in cost increases due to travel.  The reduction in overhead costs and the lower operating costs associated with the move to China are expected to improve the performance of the electronics business in fiscal 2007, especially in the second half of the year once all relocation activities have been completed.  During fiscal 2006, our metal spinning and fabrication businesses experienced a modest decline in income from operations.  The decline is largely attributable to the favorable adjustment received in fiscal 2005 from the renegotiation of a long-term supply contract with a major aerospace customer.  This decline was partially offset by improved margins within several core products for energy and aerospace industries.  This business continues to diversify with a focus on the general aviation and energy industries.

Income from operations of the Engineered Products Group increased $1.7 million in 2005 year over year, or 16.0%.  Income from operations of the metal spinning and fabrication units in 2005 was approximately the same as in 2004.  A reduction in operating income due to the fact that a higher percentage of the unit’s sales in 2005 were of lower-margin turbine engine components was offset by improved productivity and a favorable adjustment resulting from the renegotiation of a long-term supply contract with a major aerospace customer.  These positives were offset by a decrease in income from operations within the electronics business.  This decrease was due primarily to increases in material costs.

Corporate

Operating expenses for Corporate increased $1.1 million in fiscal 2006, a 5.8% increase when compared to the same period one year earlier.  In fiscal 2006, we adopted Financial Accounting Standard No. 123R, which resulted in an increase in compensation expense associated with equity based compensation of $310,000 plus an additional $559,000 in compensation for awards issued to retirement eligible employees.  Expenses for Corporate were otherwise largely unchanged.  Reductions in professional fees incurred in fiscal 2005 associated with the Sarbanes-Oxley Act were offset by executive search fees incurred.

Operating expenses for fiscal 2005 increased $745,000, or 4.2% over 2004.  The increase is primarily attributable to professional and audit fees associated with compliance work, and increased insurance costs.  To meet the requirements of Section 404 of the Sarbanes-Oxley Act, we incurred costs for additional personnel to supplement existing staff levels within the Internal Audit function, as well as increased costs associated with the external audit of our financial statements.  External audit fees exceeded $2 million in fiscal year 2005, an increase of 82% from 2004.  The Company is primarily self-insured for health insurance and workers' compensation coverage in the United States.  With the impact of medical inflation, as well as unfavorable trends experienced by us, additional expenses were incurred in fiscal 2005.  These increased costs were largely offset by other cost reductions in corporate operations.

Acquisitions

The Company's growth is dependent not only on organic growth within our existing businesses, but also on the successful completion of acquisitions that align with our strategic goals.  The ability to complete these transactions is dependent upon a number of factors, including the acquisition multiples that the market is demanding, the synergies that can be realized, and the ability to obtain appropriate financing.

In fiscal 2006, we completed two acquisitions.  Substantially all the assets of Three Star Manufacturing, Inc. (dba Kool Star) (“Kool Star”) were purchased in an all cash transaction.  Kool Star, with estimated annual sales of $9.0 million, is a manufacturer of walk-in cold storage units serving primarily the West Coast and southwest portions of the United States.  This bolt-on acquisition will expand our refrigerated walk-in cooler and freezer product line by providing improved access to the growing southwestern U.S. market where our presence has not been strong.  Kool Star has been integrated into the Food Service Equipment Segment.

The Company also completed the acquisition of substantially all of the assets of the Innovent Special Products Group (“Innovent”) in an all cash transaction.  With manufacturing facilities in Peabody, MA and Venray, Netherlands, Innovent manufactures processing tooling critical to the manufacture of absorbent cores for child/adult diapers, feminine hygiene products and medical under pads.  Innovent provides us access to complementary markets where the products and technology of our Engraving Group can be adapted.  The Innovent Special Products Group is expected to generate more than $8 million in revenue.  The Innovent Special Products Group has been integrated into the Engraving Group.

See the Notes to Consolidated Financial Statement for the summary of the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisitions

Discontinued Operations

Consumer Products Group

During the third quarter of fiscal 2006, we completed the sale of certain assets of the Standex Direct business of the Consumer Products Group.  Standex Direct marketed and sold, through direct mail order distribution, internet sites and telemarketing, consumer specialty fruit, citrus and vegetable food products.  The Company recorded a gain of approximately $3.1 million in connection with the sale.  Subsequent to year end, we completed the sale of the remaining businesses of the Group.  The Company has classified the results of operations of the Consumer Products Group as discontinued operations in this report.  The Company expects to recognize a gain of approximately $9.5 million on these transactions.

USECO

In March 2006, we entered into a plan to dispose of certain assets of our USECO product lines.  USECO, which is part of the Food Service Equipment Group, manufactures and sells rethermalization systems for meal deliveries to institutions, including governmental institutions, and under sink food disposals.  The Company has determined that the product lines of USECO do not strategically fit with the other products offered by the Food Service Equipment Group.  The Company also determined that the markets that this business serves are not growing.  The Company is actively marketing the businesses and has committed to a plan to sell the businesses of USECO.  The Company has classified the results of the operations of USECO as discontinued operations in this report.  In fiscal 2006, we recognized a loss of $1.6 million in connection with the write down of the carrying cost of inventory.

Other

During fiscal 2006, we recorded an additional $680,000 in costs associated with a business sold in our fiscal year 2004.  Several employees of the businesses who were terminated at the time of the sale filed workers compensation claims which we have determined will result in costs in excess of previously recorded estimates.  Also during the fiscal year, we recorded an additional $200,000 in settlement costs for a product liability claim associated with a business sold in our fiscal 1998.  Both changes in estimates have been included in discontinued operations in fiscal year 2006.

During fiscal year 2006, we incurred a $460,000 charge in connection with the results of an environmental study completed on a building located in France.  This building was previously part of the Keller-Dorian Graveurs operation which was sold in fiscal 2001.  See the Notes to the Condensed Consolidated Financial Statements for additional information.  In June 2004, the Board of Directors approved a plan to divest of the James Burn International (JBI) subsidiary.  The Company completed the sale effective September 1, 2004 and recorded additional charges in the first and second quarters of fiscal 2005 associated with this transaction.

Liquidity and Capital Resources

Cash Flow

Our primary sources of liquidity are cash flows from continuing operating activities and our revolving credit facility with nine banks.  In fiscal 2006, continuing operations generated $31.6 million of cash flow, compared to $18.2 million in fiscal 2005.  The increase is largely attributable to our decision to contribute $21 million to the pension plans in fiscal 2005 compared to $3.8 million in fiscal 2006.  Excluding pension contributions, cash flows from continuing operations decreased by $3.8 million when comparing 2006 to 2005.  The decrease is attributable to an increase in our working capital.  Our net working capital, defined as accounts receivable plus inventory less accounts payable, increased $8.5 million when compared to fiscal 2005.  This increase was largely due to increases in receivables and inventory to support the higher sales volumes which were offset by the increase in accounts payable.  In addition, the sale of certain real estate generated $4.3 million of incremental cash during the year while discontinued operations generated $4.3 million in cash primarily through the proceeds from the sale of Standex Direct of $4.9 million.  We redeployed those resources by investing $15.1 million in cash for capital expenditures, returning $10.3 million to stockholders through dividends and using $16.8 million in cash for acquisitions.  The expenditures for acquisitions were funded through a combination of borrowings and remaining cash flows from operating activities.

In 2005, continuing operations generated $18.2 million of cash flow, compared to $25.5 million in fiscal 2004.  The decrease was due to our decision to contribute $21.0 million to our pension plans in 2005, compared with $7.6 million in the prior year.  Excluding the pension contributions, cash flows from continuing operating activities increased by $6.1 million.  The increase was attributable to improved profitability as well the receipt of a tax refund in fiscal 2005 of approximately $4 million for the 2004 tax returns.  These positive cash flow components were offset by approximately $422,000 in increased net working capital from continuing operations.

We believe that cash flows from continuing operating activities in fiscal 2007 will be sufficient to cover capital expenditures, operating lease payments, pension contributions, mandatory debt payments and dividends.  We expect to spend between $11 million and $13 million on capital expenditures in fiscal 2007.  In addition, we regularly evaluate acquisition opportunities.  Any cash needed for future acquisition opportunities would be obtained through a combination of any remaining cash flows from continuing operations and borrowings under the revolving credit facility.

Capital Structure

In December 2005, we entered into a new 5 year, $150 million unsecured revolving credit facility (the “facility”) with nine participating banks.  The facility replaced an existing facility which was to expire in February 2006.  Proceeds under the facility may be used for general corporate purposes or to provide financing for acquisitions.  The agreement contains certain covenants including limitations on indebtedness and liens.  Borrowings under the agreement bear interest at a rate equal to the sum of a base rate or a Eurodollar rate, plus an applicable percentage based on our consolidated leverage ratio, as defined by the agreement.  As of June 30, 2006, the effective rate of interest for outstanding borrowings under the facility was 6.24%.  We are required to pay an annual fee of 0.25% on the maximum credit line.  As of June 30, 2006 and 2005, we had borrowings of $64.0 million and $45.0 million, respectively under the revolving facilities.  Available borrowings under the facility are reduced by unsecured short-term borrowings.  At June 30, 2006, we had the ability to borrow an additional $85.7 million under the facility.

Previously, debt outstanding under the prior facility had been classified a current obligation.  Outstanding borrowings as of June 30, 2006 under the new facility have been classified as long term in the accompanying statement of financial position.

We also utilize money market credit facilities with two banks to help manage daily working capital needs.  The agreements, which expire annually, provide for a maximum aggregate credit line of $20 million and are unsecured.  Outstanding borrowings under the money market facilities reduce available borrowings under the revolving credit facility.  As of June 30, 2006 and 2005, we had $293,000 and $66,000, respectively, outstanding under these agreements.  At June 30, 2006 and 2005, we had standby letters of credit outstanding for insurance purposes of $14.4 million and $12.0 million, respectively.

The following table sets forth our capitalization at June 30:

Year Ended June 30 (In thousands)
	2006	2005
Short-term debt	$ 3,873	$ 52,213
Long-term debt	113,729	53,300
Total debt	117,602	105,513
Less cash	32,590	23,691
Total net-debt	85,012	81,822
Stockholders’ equity	200,295	175,553
Total capitalization	$285,307	$257,375

Stockholders’ equity increased year over year primarily as a result of the net income of $23.0 million less the dividends paid of $10.3 million plus changes in the additional pension liability net of tax benefit of $4.9 million and favorable foreign currency movements of $4.6 million.  The remaining changes are attributable to the treasury stock activity offset by the additional paid in capital increases associated with stock option exercises in the current year.  Short- and long-term net debt increased by $3.2 million to $85.0 million at June 30, 2006.  The Company's net debt to capital percentage improved to 29.8% from 31.8% in 2005.

Historically low interest rates, prior years of negative performance of the equity markets, and changes in actuarial assumptions caused us to suffer higher pension liabilities and lower pension assets in fiscal 2006 and 2005.  These assumptions are more fully described in the Notes to Consolidated Financial Statements.  As a result, we have included a $31.5 million after-tax charge in stockholders’ equity in fiscal 2006 to reflect the additional minimum liability under these plans.  The additional minimum liability is calculated based on the funded status of the plans at the end of the fiscal year.  The after-tax equity charge and the change year to year does not impact cash or earnings and could reverse in future periods should either interest rates increase and/or market performance and plan returns continue to improve.

Pension expenses are expected to decrease by approximately $500,000 to $1 million in 2007 as a result of the funded status of the pension plans and changes in actuarial assumptions.  Cash contribution requirements in 2007 are expected to be approximately $3.5 million.

We have an insurance program for certain retired key executives.  The underlying policies have a cash surrender value of $23.1 million and are reported net of loans of $12.5 million for which we have the legal right of offset.  These policies have been purchased to fund supplemental retirement income benefits.  The aggregate present value of future obligations was $2.8 million and $4.0 million at June 30, 2006 and 2005, respectively.

We sponsor a number of both defined benefit plans and defined contribution plans.  We have evaluated the current and long-term cash requirements of these plans.  As noted above, the operating cash flows from continuing operations is expected to be sufficient to cover required contributions under ERISA and other governing rules.

The Company is contractually obligated under various operating leases for real property.

Contractual obligations of the Company as of June 30, 2006 are as follows (in thousands):

Payments Due by Period

Less

More

than 1

1-3

3-5

than 5

Contractual Obligations

Total

year

years

years

years

Long- and short-term debt obligations

$117,602

$  3,873

$35,713

$78,016

$       --

Operating lease obligations

26,744

6,395

10,186

6,311

3,852

Purchase obligations

      4,500

          --

          --

    4,500

         --

Total

$148,846

$10,268

$45,899

$88,827

$3,852

Off Balance Sheet Items

We had no material off balance sheet items at June 30, 2006 and at June 30, 2005, other than the operating lease and purchase obligations summarized above.

Other Matters

Inflation – Certain of our expenses, such as wages and benefits, occupancy costs and equipment repair and replacement, are subject to normal inflationary pressures.  Inflation for medical costs can impact both our reserves for self-insured medical plans as well as our reserves for workers' compensation claims.  We monitor the inflationary rate and make adjustments to reserves whenever it is deemed necessary.  Our ability to manage medical costs inflation is dependent upon our ability to manage claims and purchase insurance coverage to limit the maximum exposure for us.

Foreign Currency Translation – Our primary functional currencies used by our non-U.S. subsidiaries are the EURO and the British Pound Sterling (Pound).  During the current year, both these currencies have experienced increases in value relative to the U.S. dollar, our reporting currency.  Since June 30, 2004 the EURO has appreciated by 2.3% relative to the U.S. dollar, and the Pound has appreciated by 3.0% relative to the U.S. dollar.  These higher exchange values were used in translating the appropriate non-U.S. subsidiaries’ balance sheets into U.S. dollars at the end of the current quarter.

Environmental Matters – We are party to various claims and legal proceedings, generally incidental to our business.  As explained more fully in the Notes to Consolidated Financial Statements, we do not expect the ultimate disposition of these matters to have a material adverse effect on our financial statements.

Seasonality − Typically, the fourth quarter represent the best quarter for our consolidated financial results.  Fourth quarter performance is generally enhanced by increased activity in the construction industry and activity in the food service equipment industry.

Employee Relations – We maintain a solid working relationship with all of our unions and good employee relations are a focus of our management.

The Company has labor agreements with a number of union locals in the United States and a number of European employees belong to European trade unions. There were no work stoppages during fiscal year 2006 and 2005.  A total of 3 collective bargaining contracts covering 360 employees will expire in fiscal 2007.  Although we believe we have good employee relations, there can be no assurances that work stoppages can be avoided in future periods.

Critical Accounting Policies

The Consolidated Financial Statements include accounts of the Company and all of our subsidiaries.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements.  Although we believe that materially different amounts would not be reported due to the accounting policies described below, the application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  We have listed a number of accounting policies which we believe to be the most critical.

Collectibility of Accounts Receivable – Accounts Receivable are reduced by an allowance for amounts that may become uncollectible in the future.  Our estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where we have information that the customer may have an inability to meet our financial obligation together with a general provision for unknown but existing doubtful accounts.  Actual collection experience may improve or decline.

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

Realization of Goodwill – Goodwill is not amortized; however, goodwill is tested for impairment at least annually.  Therefore, annually in the fourth quarter we test for goodwill impairment by estimating the fair value of our reporting units using the present value of estimated future cash-flows method and comparing that amount to the carrying value.  In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit.  The nature of the estimates made in projecting future cash flows could adversely affect the calculations made by us.  In addition, the estimate of fair value includes the use of a discount rate and a rate of future growth.  A 25-basis point change in the discount rate used would not affect our analysis materially.  A 25-basis point change in the rate of future growth, independent of other variables, would not affect our analysis materially.  We are subject to financial statement risk to the extent that goodwill becomes impaired.

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

The cost of employee benefit plans includes the selection of assumptions noted above.  A ten basis point decrease (increase) in the expected return on plan assets assumptions, holding our discount rate and other assumptions constant, would increase (decrease) pension expense by approximately $184,000 per year.  A 25 basis point decrease (increase) in our discount rate, holding all other assumptions constant, would increase (decrease) pension expense by approximately $600,000.  See the Notes to the Consolidated Financial Statements for further information regarding pension plans.

Adoption of New Accounting Pronouncements

In fiscal 2006, we adopted Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”).  The adoption of SFAS No. 123R reduced reported income and earnings per share by $310,000 in the fiscal year.  Standex previously used the intrinsic value method as permitted by Opinion No. 25 in prior periods.  Accordingly, no compensation expense was recognized for share purchase rights granted under our employee stock option and employee share purchase plans.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.  Interpretation No. 47 further clarifies when an entity should recognize a liability in connection with the sale, abandonment or disposal of tangible long-lived assets when this liability is conditional on a future event.  Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005.  The adoption of this Interpretation did not have a material effect to the consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Interpretation No. 48 will be effective July 1, 2007.  The Company is evaluating the effect of adopting this Interpretation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

We are exposed to market risks from changes in interest rates, commodity prices and changes in foreign currency exchange.  To reduce these risks, we selectively use, from time to time, financial instruments and other proactive management techniques.  We have internal policies and procedures that place financial instruments under the direction of the Treasurer and restrict all derivative transactions to those intended for hedging purposes only.  The use of financial instruments for trading purposes (except for certain investments in connection with the KEYSOP Plan) or speculation is strictly prohibited.  The Company has no majority owned subsidiaries that are excluded from the consolidated financial statements.  Further, we have no interests or relationships with any special purpose entities.

Exchange Risk

The Company is exposed to both transactional risk and translation risk associated with exchange rates.  Regarding transactional risk, we mitigate certain of our foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time.  These contracts are used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  We have one open foreign currency forward contract, the fair value exposure of which was immaterial.

Within our foreign operations we are also exposed to transactional risks, specifically with our subsidiaries using the EURO and the British Pound Sterling.  This transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service.  A hypothetical 10% appreciation or depreciation of the value of the EURO to the U.S. Dollar at June 30, 2006 would not result in a material increase in short-term debt on our Consolidated Balance Sheet.

Our primary translation risk is with the EURO and the British Pound Sterling.  We do not hedge our translation risk.  As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings. From time to time, we will use interest rate swap agreements to modify our exposure to interest rate movements.  As of June 30, 2006, a hypothetical 10% immediate increase in interest rates would increase our annual interest expense by $400,000.  At June 30, 2006 and 2005, we have no outstanding interest rate swap agreements.

The Company also has $50.2 million of long-term debt and $3.1 million of short-term debt at fixed interest rates as of June 30, 2006.  There would be no immediate impact on our interest expense associated with our long-term debt due to fluctuations in market interest rates.

Concentration of Credit Risk

The Company has a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of June 30, 2006, no one customer accounted for more than 4% of our consolidated outstanding receivables or of our sales.  In certain segments, some customers represent greater than 5% of the segments’ revenues.  In the Food Service Equipment Group, five customers account for approximately 16% of annual sales.  In our Engineered Products segment, one aerospace customer accounts for approximately 13% of segment annual revenues and one energy customer accounts for approximately 10% of annual sales.  In many of our businesses our national accounts regularly review their selection of vendors.  Although our companies have historically prevailed and even gained market share under these circumstances, the outcome of future reviews can not be predicted.

Commodity Prices

The Company is exposed to fluctuating market prices for commodities, primarily steel.  Each of our segments is subject to the effects of changing raw material costs caused by the underlying commodity price movements.  In general, we do not enter into purchase contracts that extend beyond one operating cycle.  While Standex considers our relationship with our suppliers to be good there can be no assurances that we will not experience any supply shortage.

Recently, prices for steel products have stabilized, but those levels are still above historical amounts paid.  However, we believe prices will continue to fluctuate, with trends indicating prices will rise again.  The ADP, Engineered Products and Food Service Equipment Groups are all sensitive to price increases for steel products, other metal commodities and petroleum based products.  During fiscal 2006, we experienced price increases for a number of materials including copper wire, other metal commodities, refrigeration components and foam insulation.  These are some of the key elements in the products manufactured in these segments.  Our affected divisions have generally implemented price increases intended on fully offsetting the increases in steel.  The implemented price increases in the Food Service Equipment and Engineered Products Group did not fully offset the higher material costs.  Wherever possible, we will implement price increases to offset the impact of material prices.  The ultimate acceptance of these price increases, if implemented, will be impacted by our affected divisions’ respective competitors and the timing of their price increases.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statements of Consolidated Income

Standex International Corporation and Subsidiaries

For the Years Ended June 30
(In thousands, except per share data)	2006	2005	2004
Net sales	$589,938	$559,478	$472,214
Cost of sales	417,324	398,914	328,086
Gross profit	172,614	160,564	144,128

Selling, general and administrative	133,343	123,741	111,945
Other operating (income)/expense, net	(410)	(1,672)	(279)
Restructuring and asset impairment costs	930	2,668	1,218

Income from operations	38,751	35,827	31,244

Interest expense	(7,681)	(6,493)	(5,725)
Other, net	893	523	665
Total	(6,788)	(5,970)	(5,060)

Income from continuing operations before income taxes	31,963	29,857	26,184
Provision for income taxes	11,028	9,382	7,684
Income from continuing operations	20,935	20,475	18,500

Income/(loss) from discontinued operations	2,208	3,168	(7,895)

Net income	$ 23,143	$ 23,643	$ 10,605

Basic earnings per share:
Income from continuing operations	$1.71	$1.67	$ 1.52
Income/(loss) from discontinued operations	0.18	0.26	(0.65)
Total	$1.89	$1.93	$ 0.87

Diluted earnings per share:
Income from continuing operations	$1.67	$1.65	$ 1.50
Income/(loss) from discontinued operations	0.18	0.26	(0.64)
Total	$1.85	$1.91	$ 0.86

See notes to consolidated financial statements.

Statements of Consolidated Stockholders' Equity
			Unamortized		Accumulated
		Additional	Value of		Other			Total
	Common	Paid-in	Restricted	Retained	Comprehensive	Treasury Stock		Stockholders'
Year End (In thousands)	Stock	Capital	Stock Awards	Earnings	Income	Shares	Amount	Equity
Balance, July 1, 2003	$41,976	$13,370	$(100)	$388,593	$(31,818)	15,791	$(250,099)	$161,922
Stock issued for employee stock option and purchase plans, including related income tax benefit		3,701				(518)	8,237	11,938
Stock repurchased under employee stock option and purchase plans, including related income tax benefit						452	(12,566)	(12,566)
Amortization of restricted stock awards			13					13
Treasury stock acquired						52	(1,517)	(1,517)
Comprehensive income
Net income				10,605				10,605
Foreign currency translation adjustment					1,882			1,882
Additional minimum liability, net of related income tax benefit					1,536			1,536
Total comprehensive income								14,023
Dividends paid ($.84 per share)				(10,279)				(10,279)
Balance, June 30, 2004	$41,976	$17,071	$ (87)	$388,919	$ (28,400)	15,777	$(255,945)	$163,534
Stock issued for employee stock option and purchase plans, including related income tax benefit		1,827				(167)	2,126	3,953
Stock repurchased under employee stock option and purchase plans, including related income tax benefit						136	(2,817)	(628)
Amortization of restricted-stock awards			24					24
Treasury stock acquired						4	(539)	(539)
Comprehensive income
Net income				23,643				23,643
Foreign currency translation adjustment					1,180			1,180
Additional minimum liability, net of related income tax benefit					(3,185)			(3,185)
Total comprehensive income								21,638
Dividends paid ($.84 per share)				(10,240)				(10,240)
Balance, June 30, 2005	$41,976	$18,898	$ (63)	$402,322	$ (30,405)	15,750	$(257,175)	$175,553
Stock issued for employee stock option and purchase plans, including related income tax benefit		3,323				(256)	4,209	7,532
Stock repurchased under employee stock option and purchase plans, including related income tax benefit						224	(6,562)	(6,562)
Equity based compensation		3,351	63					3,414
Treasury stock acquired						64	(1,930)	(1,930)
Comprehensive income
Net income				23,143				23,143
Foreign currency translation adjustment					4,555			4,555
Additional minimum liability, net of related income tax benefit					4,850			4,850
Total comprehensive income								32,548
Dividends paid ($.84 per share)				(10,260)				(10,260)
Balance, June 30, 2006	$41,976	$25,572	$ --	$415,205	$(21,000)	15,782	$(261,458)	$200,295
See notes to consolidated financial statements.

Consolidated Balance Sheets
Standex International Corporation and Subsidiaries
As of June 30 (in thousands, except share data)	2006	2005

ASSETS

Current assets
Cash and cash equivalents	$ 32,590	$ 23,691
Accounts receivable, net	92,798	84,320
Inventories	75,751	68,907
Prepaid expenses and other current assets	3,392	6,325
Deferred tax asset	14,479	12,674
Current assets – discontinued operations	24,039	29,285
Total current assets	243,049	225,202

Property, plant and equipment, net	97,072	93,365
Goodwill, net	73,272	65,339
Prepaid pension cost	30,639	26,954
Non-current assets – discontinued operations	5,659	6,857
Other non-current assets	28,982	24,589
Total non-current assets	235,624	217,104

Total assets	$478,673	$442,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$ 3,873	$ 52,213
Accounts payable	54,534	47,748
Accrued payroll and employee benefits	19,256	18,598
Income taxes payable	4,125	3,626
Other	23,291	23,758
Current liabilities – discontinued operations	10,731	14,526
Total current liabilities	115,810	160,469

Long-term debt – less current portion	113,729	53,300
Deferred income taxes	16,538	15,361
Pension obligations	23,648	25,345
Other non-current liabilities	8,147	11,276
Non-current liabilities – discontinued operations	506	1,002
Total non-current liabilities	162,568	106,284

Commitments and Contingencies

Stockholders' equity
Common stock-authorized, 60,000,000 shares
in 2006 and 2005; par value, $1.50 per share;
issued 27,984,278 shares in 2006 and 2005	41,976	41,976
Additional paid-in capital	25,572	18,898
Retained earnings	415,205	402,322
Unamortized value of restricted stock	--	(63)
Accumulated other comprehensive income	(21,000)	(30,405)
Treasury shares (15,781,692 shares in 2006
and 15,750,050 shares in 2005, respectively)	(261,458)	(257,175)
Total stockholders' equity	200,295	175,553

Total liabilities and stockholders’ equity	$478,673	$ 442,306

See notes to consolidated financial statements.

Statement of Consolidated Cash Flows
Standex International Corporation and Subsidiaries

Year Ended June 30 (In thousands)	2006	2005	2004
Cash Flows from Operating Activities
Net income	$ 23,143	$ 23,643	$ 10,605
Income/(loss) from discontinued operations	2,208	3,168	(7,895)
Income from continuing operations	20,935	20,475	18,500

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,033	10,907	10,460
Stock-based compensation	3,414	24	13
Deferred income taxes	(2,173)	7,513	(2,525)
Non-cash expense/(credit) of restructure charge	105	1,569	(476)
Gain on sale of investments, real estate and equipment	(410)	(1,589)	127
Increase/(decrease) in cash from changes in assets and
liabilities, net of effects from discontinued operations and business acquisitions:
Accounts receivables, net	(4,653)	(4,398)	(5,430)
Inventories	(5,622)	(3,228)	(9,699)
Contributions to defined benefit plans	(3,843)	(21,000)	(7,600)
Prepaid expenses and other	266	7,202	(8,232)
Accounts payable	4,885	6,176	12,250
Accrued payroll, employee benefits and other liabilities	286	175	13,599
Income taxes payable	6,334	(5,582)	4,485
Net cash provided by operating activities - continuing operations	31,557	18,244	25,472
Net cash provided by operating activities - discontinued operations	103	2,279	3,629
Net cash provided by operating activities	31,660	20,523	29,101
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(15,144)	(7,990)	(6,768)
Expenditures for acquisitions, net of cash acquired	(16,470)	(225)	(30,803)
Proceeds from sale of investments, real estate and equipment	4,316	3,953	338
Net cash used for investing activities from continuing operations	(27,298)	(4,262)	(37,233)
Net cash provided by investing activities from discontinued operations	4,253	3,398	25,241
Net cash used for investing activities	(23,045)	(864)	(11,992)
Cash Flows from Financing Activities
Proceeds from additional borrowings	99,005	28,000	47,200
Payments of debt	(86,916)	(32,085)	(47,597)
Stock repurchased under employee stock option and purchase plans	(6,562)	(2,817)	(12,566)
Stock issued under employee stock option and purchase plans	6,236	3,953	11,938
Excess tax benefit associated with stock option exercises	136	--	--
Debt issuance costs	(450)	--	--
Cash dividends paid	(10,260)	(10,240)	(10,279)
Purchase of treasury stock	(1,930)	(539)	(1,517)
Net cash used for financing activities from continuing operations	(741)	(13,728)	(12,821)
Net cash used for financing activities from discontinued operations	--	--	--
Net cash used for financing activities	(741)	(13,728)	(12,821)

Effect of exchange rate changes on cash	1,025	256	1,707

Net changes in cash and cash equivalents	8,899	6,187	5,995
Cash and cash equivalents at beginning of year	23,691	17,504	11,509
Cash and cash equivalents at end of year	$ 32,590	$ 23,691	$ 17,504

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$ 7,704	$ 6,545	$ 5,978
Income taxes, net of refunds	$ 11,002	$ 6,171	$ 10,126

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Accounting Policies

Basis of Presentation and Consolidation

Standex International Corporation (“Standex” or the “Company”) is a leading, focused diversified manufacturing company with operations primarily in the United States and Europe.  The accompanying consolidated financial statements include the accounts of Standex International Corporation and our subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments purchased with a maturity of three months or less.  These investments are carried at cost, which approximates fair value.

Trading Securities

The Company purchases investments in connection with the KEYSOP Plan for certain retired executives discussed below.  These investments are classified as trading and reported at fair value.  The investments generally consist of mutual funds, are included in other non-current assets and amounted to $4.6 million and $6.1 million at June 30, 2006 and 2005, respectively.

Accounts Receivable Allowances

The changes in the allowances for uncollectible accounts during 2006, 2005 and 2004 were as follows (in thousands):

2006

2005

2004

Balance at beginning of year

$ 5,406

$ 6,717

$5,054

Provision charged to expense

2,326

1,110

1,995

Write-offs, net of recoveries

  (2,756)

  (2,422)

    (332)

Balance at end of year

$ 4,976

$ 5,405

$6,717

Inventories and Revenue Recognition

Inventories are stated at the lower of first-in, first-out cost or market.  Product and related service revenue is recognized when the price to the customer is fixed or determinable, the collectibility of the invoice is established and when delivery has occurred.  Revenues under certain fixed price contracts are generally recorded when deliveries are made.

Assets Held for Sale

Assets held for sale are reported at the lower of the assets carrying amount or fair value, less costs to sell.  Assets held for sale associated with discontinued operations are more fully explained in these Notes to the Consolidated Financial Statements.  Assets held for sale are included in other non-current assets in the consolidated balance sheet and amounted to $164,000 and $2.4 million at June 30, 2006 and 2005, respectively.

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

3 to 10 years

Computer hardware and software

3 to   7 years

Property, plant and equipment balances at June 30, are as follows (in thousands):

2006

2005

Land, buildings and leasehold

improvements

$ 77,218

$ 75,086

Machinery, equipment and other

 133,335

 126,886

Total

210,553

201,972

Less accumulated depreciation

 113,481

 108,607

Property, plant and equipment - net

$ 97,072

$ 93,365

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

Goodwill and Identifiable Intangible Assets

All business combinations are accounted for using the purchase method, and goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Other identifiable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives.

The Company performs our annual assessment of impairment in the fourth quarter of each year.

Income Taxes

Deferred assets and liabilities are recorded for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Deferred tax assets and liabilities are determined based on the differences between the financial statements and the tax bases of assets and liabilities using enacted tax rates.  Valuation allowances are provided when we do not believe it more likely than not the benefit of identified tax assets will be realized.

Research and Development

Research and development expenditures are expensed as incurred.  Total research and development costs charged to expense were $3.0 million, $1.5 million and $1.5 million for the years ended June 30, 2006, 2005 and 2004, respectively.

Warranties

The expected cost associated with warranty obligations on our products is recorded when the revenue is recognized.  Warranty costs and related accrued warranty costs for the years ended June 30, 2006, 2005 and 2004, were not significant.

Stock-Based Plans

Stock options and awards have been issued to officers, other management employees and non-employee directors under our various incentive compensation programs.  The stock options generally vest over a five-year period and have a maturity of seven to ten years from the issuance date.  Prior to July 1, 2005, we accounted for employee stock option grants and awards using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations.  Accordingly, compensation expense was measured as the excess of the underlying stock price over the exercise price on the date of the grant for options and awards.  The Company accounted for performance based awards based on the probability of the achievement of the performance goal measured at the then current prices of the underlying stock.  Prior to July 1, 2005, we used the nominal vesting period approach for retirement eligible employees.  Under this approach, we recognized compensation expense over the stated vesting period and, if an employee retired before the end of the vesting period, recognized any remaining unrecognized compensation cost at the date of retirement.

Commencing July 1, 2005, we adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (SFAS No. 123R), which requires the recognition of compensation expense associated with stock options and awards based on their fair values.  The Company elected to adopt SFAS No. 123R using the modified prospective-transition method.  Under that method, compensation cost recognized in fiscal 2006 includes $2.5 million of compensation cost for all share-based payments not yet vested as of June 30, 2005, and $900,000 of compensation cost for all share-based payments granted subsequent to June 30, 2005, based on the grant-date fair value.  During the first quarter of fiscal 2006, we changed our approach for recognizing compensation cost for retirement eligible employees.  The stated vesting period is considered non-substantive for those employees who are retirement eligible, which resulted in $559,000 of compensation cost in fiscal 2006.

Had we used the fair value method to measure stock based compensation, net income and earnings per share would have been as follows:

June 30,

2005

2004

Net income, as reported

$23,643

$10,605

Add:  Total stock-based compensation,

included in reported income,

net of income taxes

1,369

389

Less: Total stock-based compensation,

net of income taxes, fair value method

    (1,623)

      (915)

Proforma net income

$23,389

$10,079

Proforma earnings per share

Basic – as reported

$1.93

$0.87

Basic – proforma

$1.91

$0.83

Diluted – as reported

$1.91

$0.86

Diluted – proforma

$1.89

$0.82

Foreign Currency Translation

Assets and liabilities of non-U.S. operations denominated in local currencies are translated into U.S. dollars at year-end exchange rates. Revenues and expenses of these operations are translated using average exchange rates.  The resulting translation adjustment is reported as a component of comprehensive income, in the Statements of Consolidated Stockholders’ Equity.  Gains and losses from foreign currency transactions are included in results of operations.  Gains (losses) from currency transactions totaled $(369,000), $61,000 and $25,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

Derivative Instruments and Hedging Activities

Forward foreign currency exchange contracts are periodically used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as dividends and loan payments from subsidiaries.  The Company enters into such contracts for hedging purposes only.  The Company does not hold or issue derivative instruments for trading purposes.  At June 30, 2006, we have one open forward contract, the fair value of which was immaterial.  There were no outstanding forward foreign currency exchange contracts at June 30, 2005.

Concentration of Credit Risk

The Company is subject to credit risk through trade receivables and short-term cash investments.  Concentration of risk with respect to trade receivables is minimized because of the diversification of our operations, as well as our large customer base and our geographical dispersion.  No individual customer accounts for more than 10% of revenues or accounts receivable.

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

Earnings Per Share

The following table sets forth the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

2006

2005

2004

Basic – Average Shares Outstanding

12,230

12,220

12,200

Effect of Dilutive Securities – Stock Options and Restricted Stock Awards

     285

     173

     147

Diluted – Average Shares Outstanding

12,515

12,393

12,347

Both basic and dilutive income are the same for computing earnings per share.  Options, which were not included in the computation of diluted earnings per share because to do so would have had an anti-dilutive effect, totaled 20,970; 83,470; and 132,480 for the years ended June 30, 2006, 2005 and 2004, respectively.

Adoption of New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company is evaluating the effect of adopting this interpretation.

Inventories

Inventories are comprised of (in thousands):

June 30

2006

2005

Raw materials

$35,184

$29,349

Work in process

20,352

19,971

Finished goods

  20,215

  19,587

Total

$75,751

$68,907

Goodwill

Changes to goodwill during the years ended June 30, 2006 and 2005 are as follows (in thousands):

2006

2005

Balance at beginning of year

$65,339

$61,808

Additions

6,440

225

Foreign currency translation

1,493

1,337

Other adjustments

          --

    1,969

Balance at end of year

$73,272

$65,339

Goodwill additions are discussed elsewhere in the Notes to Consolidated Financial Statements.  During fiscal 2006, we recorded increases in goodwill primarily associated with the acquisitions of Kool Star and Innovent.  During 2005, we recorded an increase in goodwill associated with the acquisition of Nor-Lake in 2004.  The increase was as result of an increase in deferred taxes to account for the book to tax basis difference that was not previously identified.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss is as follows (in thousands):

June 30

2006

2005

Foreign currency translation

  adjustment

$  10,494

$    5,939

Additional minimum liability

  (net of tax benefit of $17.8

  and $21.0 million)

 (31,494)

  (36,344)

Accumulated other

  comprehensive loss

$(21,000)

$(30,405)

Debt

Debt is comprised of (in thousands):

June 30

2006

2005

Bank credit agreements

$  64,000

$ 45,000

Institutional investors

  agreements 5.94% to

  7.13% (due 2008-2012)

50,000

57,143

Other 3.0% to 4.85%

  (due 2006-2018)

      3,602

     3,370

Total

117,602

105,513

Less current portion

      3,873

   52,213

Total long-term debt

$113,729

$ 53,300

Bank Credit Agreements

In December 2005 we entered into a new five year $150 million unsecured revolving credit facility (the “facility”) with nine participating banks.  The facility replaced an existing facility which was to expire in February 2006.  Proceeds under the facility may be used for general corporate purposes or to provide financing for acquisitions.  The Company incurred debt issuance costs of approximately $450,000, which will be recognized over the term of the facility.  The agreement contains certain covenants including limitations on indebtedness and liens.  Borrowings under the agreement bear interest at a rate equal to the sum of a base rate or a Eurodollar rate, plus an applicable percentage based on our consolidated leverage ratio, as defined by the agreement.  As of June 30, 2006, the effective rate of interest for outstanding borrowings under the Facility was 6.24%.  The Company is required to pay an annual fee of 0.25% on the maximum credit line.  As of June 30, 2006 and 2005, we had borrowings of $64.0 million and $45.0 million, respectively under the facility.  Available borrowings under the facility are reduced by unsecured short-term borrowings.  At June 30, 2006, we had the ability to borrow an additional $85.7 million under the facility.

Debt outstanding under the prior facility had been classified as current obligation at June 30, 2005.  Outstanding borrowings as of June 30, 2006 under the new facility have been classified as long term in the accompanying consolidated balance sheet.

The Company also utilizes money market credit facilities with two banks to help manage daily working capital needs.  The agreements, which expire annually, provide for a maximum aggregate credit line of $20 million and are unsecured.  Outstanding borrowings under the money market facilities reduce available borrowings under the revolving credit facility.  As of June 30, 2006 and 2005, we had $293,000 and $66,000, respectively, outstanding under these agreements.  At June 30, 2006 and 2005, we had standby letters of credit outstanding for insurance purposes of $14.4 million and $12.0 million, respectively.

Institutional Investor Agreements

The Company’s long term debt also includes amounts associated with note purchase agreements with institutional investors.  During fiscal 2006, we paid the remaining principal of $7.1 million on one of the three note purchase agreements.  As of June 30, 2006, we have two note purchase agreements with institutional investors of $25.0 million each, dated October 2002 and October 1998.  The notes bear interest at annual rates of 5.94% and 6.80%.  Each note purchase agreement requires payment of interest semi-annually.  The note purchase agreement dated October 2002 requires an annual payment of $3.6 million commencing in October 2006.  The note purchase agreement dated October 1998 is due and payable in October 2008.  As of June 30, 2006 and 2005, the balance outstanding under the note purchase agreements aggregated $50.0 million and $57.1 million, respectively.

Loan Covenants and Repayment Schedule

The Company’s loan agreements contain a limited number of provisions relating to the maintenance of certain financial ratios and restrictions on additional borrowings and investments.  The most restrictive of these provisions requires that we maintain a minimum ratio of earnings before interest, taxes, depreciation and amortization to funded debt, as defined, on a trailing four quarters basis and a minimum net worth level, as defined.  The Company was in compliance with all debt covenants as of June 30, 2006 and 2005.

Debt is due as follows (in thousands):

2007

$3,873

2008

3,571

2009

28,571

2010

67,571

2011

3,571

Thereafter

10,445

Fair Value of Debt

The fair value of the Facility approximates the carrying value due to the short-term nature of the underlying debt and the variability of the interest rate.  The fair value of the Institutional Investor Agreements was estimated to be approximately $50.5 million at June 30, 2006.

Accrued Payroll and Employee Benefits

This current liability caption consists of (in thousands):

June 30

2006

2005

Payroll

$16,374

$15,629

Benefits

1,807

1,936

Payroll taxes

    1,075

    1,033

Total

$19,256

$18,598

Commitments

The Company leases certain property and equipment under agreements with initial terms ranging from one to twenty years.  Rental expense for the years ended June 30, 2006, 2005 and 2004 was approximately $4.4 million; $3.6 million and $4.5 million, respectively.  At June 30, 2006, the minimum annual rental commitments under noncancelable operating leases, principally real estate, were approximately:  2007, $6.4 million; 2008, $5.8 million; 2009, $4.4 million; 2010, $3.6 million; 2011, $2.7 million; and thereafter, $3.9 million.

In connection with an acquisition in June 2003, we entered into a ground lease for facility in Richmond, Virginia which is renewable on an annual basis.  The terms of the lease will continue and renew until the completion of a number of environmental requirements by the owners of the facility.  Upon satisfaction of those requirements, to be evidenced by the issuance of a certificate by the Virginia Department of Environmental Quality and, if required, a no-action letter from the United States Environmental Protection Agency, we will purchase the land and building for $4.5 million.  The Company is not certain as to when these contingencies will be satisfied thereby triggering the consummation of the purchase, and as such the amount has not been included in the consolidated balance sheet.

Contingencies

The Company is a party to a number of actions filed or has been given notice of potential claims and legal proceedings related to environmental, commercial disputes, employment matters and other matters generally incidental to our business.  Liabilities are recorded when the amount can be reasonably estimated and the loss is deemed probable.  Management has evaluated each matter based, in part, upon the advice of our independent environmental consultants and in-house personnel.  Management believes the ultimate resolution will not be material to our financial position, results of operations or cash flows.

The Company entered into a tentative agreement to sell certain land and property in France.  In addition to several other conditions precedent to consummation of the sale, we completed a full environmental study of the premises.  The results of the study were completed in the second quarter of fiscal 2006 and submitted to local regulators who have requested additional information for purposes of coming to agreement on a work plan for remediation.  The Company has preliminarily estimated the cost of environmental remediation that may be required to be between $425,000 and $600,000, however such estimate is dependent upon finalization of the work plan.

Income Taxes

The components of income from continuing operations before income taxes are as follows (in thousands):

2006

2005

2004

U.S. Operations

$18,696

$21,284

$17,569

Non-U.S. Operations

  13,267

    8,573

   8,615

Total

$31,963

$29,857

$26,184

The Company utilizes the asset and liability method of accounting for income taxes.  Deferred income taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws.  The components of the provision for income taxes on continuing operations (in thousands) were as shown below:

2006

2005

2004

Current:

Federal

$ 9,175

$  (823)

$ 5,399

State

1,174

1,288

1,304

Non-U.S.

  2,852

  1,404

  3,506

Total Current

13,201

  1,869

10,209

Deferred:

Federal

$(2,789)

$ 7,061

$(1,746)

State

(344)

(35)

(269)

Non-U.S.

      960

      487

     (510)

Total Deferred

  (2,173)

   7,513

  (2,525)

Total

$11,028

$ 9,382

$ 7,684

A reconciliation of the U.S. Federal income tax rate on continuing operations to the effective income rate is as follows:

2006

2005

2004

Statutory tax rate

35.0%

35.0%

35.0%

State taxes

1.7

2.7

2.6

Foreign rate differential

(0.9)

(0.8)

0.3

Federal tax credits

(0.3)

(1.8)

(4.9)

Other

(1.0)

 (3.7)

 (3.6)

Effective income tax rate

34.5%

31.4%

29.4%

During the fiscal year ended June 30, 2003, we completed a multi-year research and development (R&D) tax credit project.  Previously filed Federal and State tax returns were amended for the years 1997 through 2001.  During the fourth quarter of 2004, the IRS completed their examination of the amended returns.  As a result, we recognized a benefit of approximately $1.0 million for the years 1997 through 2002.  The effective tax rates for 2006, 2005 and 2004 included an expected benefit for research and development credits.

The Company has reserves for taxes and associated interest that may become payable in future years as a result of audits by tax authorities, which are not material.  The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect our potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations or identification of new issues.  The resolution of current tax contingencies are not expected to have a material effect on the Company’s consolidated financial condition.

Significant components of our deferred income taxes are as follows (in thousands):

2006

2005

Deferred tax liabilities:

Depreciation and amortization

$ 14,654

$ 15,630

Prepaid pension assets

23,580

24,981

Deferred tax assets:

Accrued compensation

(3,231)

(2,797)

Accrued expenses and reserves

(8,783)

(7,230)

Additional minimal pension liability

(17,796)

(20,958)

Inventory

(3,187)

(3,409)

Other

(624)

(645)

Net operating loss and credit carryforwards

   (3,764)

    (4,095)

Total deferred tax liability

849

1,477

Less:  Valuation allowance

    1,210

    1,210

Net deferred tax liability

$  2,059

$  2,687

The Company estimates the degree to which deferred tax assets, including net operating loss and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unrealized.  The valuation allowances at June 30, 2006 applies to the tax benefit of foreign loss carryforwards, which management has concluded that it is more likely than not that these tax benefits will not be realized.

As of June 30, 2006, we had state net operating loss ("NOL") and credit carryforwards of approximately $3.2 million and $703,000, respectively, which may be available to offset future state income tax liabilities and expire at various dates from fiscal 2007 through fiscal 2024.  In addition, we had foreign NOL carryforwards of approximately $7.7 million, which carryforward indefinitely.

The Company’s income taxes currently payable for federal and state purposes have been reduced by the benefit of the tax deduction in excess of recognized compensation cost from employee stock option transactions.  The provision for income taxes that is currently payable does not reflect approximately $366,000 and $203,000 of such benefits of the Company that have been allocated to capital in excess of par value in 2006 and 2005, respectively.

A provision has not been made for U.S. or additional non-U.S. taxes on $26.7 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because the Company plans to keep these amounts permanently reinvested overseas except for instances where the company can remit such earnings to the U.S. without an associated net tax cost.

In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was enacted in the United States. The provisions of the AJCA that are expected to have the most impact on the U.S. federal taxes paid by us are as follows:

-

A deduction related to U.S. manufacturing income of 3% of eligible income in calendar years 2005 and 2006, 6% in 2007 through 2009 and 9% in 2010 and thereafter. The Company believes that substantially all of the U.S. pretax income from our manufacturing segments would qualify as eligible income under this provision. In 2006, the estimated benefit of the U.S. manufacturing income deduction was approximately $ 239,000.

-

A gradual repeal of the exclusion of certain extraterritorial income (“ETI”) related to export sales from the U.S. This provision provides that the ETI benefit is reduced to 80% in calendar year 2005, 60% in 2006 and 0% in 2007 and thereafter. The benefit of the ETI exclusion was approximately $ 202,000 in 2006 and $ 315,000 in 2005.

The following provision for income taxes included in the consolidated financial statements was as follows:

2006

2005

2004

Continuing operations

$11,028

$   9,382

$ 7,684

Discontinued operations

    1,064

    1,841

 (2,330)

$12,092

$11,223

$ 5,354

Industry Segment Information

During fiscal 2006, we committed to a plan to dispose of the businesses within the Consumer Products Group, a reportable segment of the Company in prior years.  With this plan and the subsequent disposal of the businesses, we re-evaluated our segment reporting to evaluate the remaining businesses for us.  As a result, we have removed the Consumer Products Group, which is included in the results from discontinued operations, and identified a new reportable segment, the Hydraulics Products Group previously included with the Engineered Products Segment.  The Company has determined that it has five reportable segments:  Food Service Equipment, Air Distribution Products, Engraving, Engineered Products and Hydraulics Products.  These five reportable segments are managed separately, and the operating results of each segment are regularly reviewed and evaluated separately by our senior management.

Net sales include only transactions with unaffiliated customers and include no significant intersegment or export sales.  Operating income by segment and geographic area excludes general corporate and interest expenses.  Assets of the Corporate segment consist primarily of cash, administrative buildings, equipment, prepaid pension cost and other non-current assets.

Industry Segments	Net Sales			Depreciation And Amortization
	2006	2005	2004	2006	2005	2004
Food Service Equipment	$245,049	$230,392	$178,552	$ 2,456	$ 2,333	$ 2,051
Air Distribution Products	129,383	129,716	118,640	1,910	2,007	1,934
Engraving	87,377	77,271	71,004	3,926	2,999	3,092
Engineered Products	85,104	87,214	77,589	2,629	2,605	2,498
Hydraulics Products	43,025	34,885	26,429	735	706	691
Corporate and Other	--	--	--	377	257	194
Total	$589,938	$559,478	$472,214	$12,033	$10,907	$10,460

	Income From Operations			Capital Expenditures
	2006	2005	2004	2006	2005	2004
Food Service Equipment	$ 18,771	$ 20,578	$ 15,364	$ 3,492	$ 3,241	$ 1,590
Air Distribution Products	11,089	7,424	13,869	618	817	973
Engraving	12,835	9,904	6,864	3,009	1,661	2,537
Engineered Products	9,281	12,102	10,436	2,028	1,305	1,377
Hydraulics Products	6,641	5,092	3,182	281	848	232
Restructuring charge	(930)	(2,668)	(1,218)	--	--	--
Other expenses, net	410	1,672	279	--	--	--
Corporate	(19,346)	(18,277)	(17,532)	5,716	118	59
Total	$ 38,751	$ 35,827	$ 31,244	$15,144	$ 7,990	$ 6,768

	Goodwill			Assets Employed
	2006	2005		2006	2005
Food Service Equipment	$17,485	$16,602		$140,615	$134,962
Air Distribution Products	14,933	14,933		90,279	86,298
Engraving	19,845	14,074		94,513	71,384
Engineered Products	17,950	16,671		93,547	80,230
Hydraulics Products	3,059	3,059		18,431	17,721
Corporate & Other	--	--		41,288	51,711
Total	$73,272	$65,339		$478,673	$442,306

	Non-U.S. Operations
	2006	2005	2004
Net sales	$94,084	$74,283	$66,630
Income from operations	13,560	8,206	8,221
Long-lived assets	44,513	29,095	17,886

Employee Benefit Plans

Retirement Plans

The majority of employees are covered by defined benefit pension plans, including certain employees in foreign countries.  Plan assets are generally invested in common stocks (exclusive of common stock of the Company) and fixed income securities.  Contributions for U.S. plans are generally equal to the minimum amounts required by federal laws and regulations.  In fiscal 2005, we made a voluntary contribution of $15.0 million to our U.S. plans.  Foreign plans are funded in accordance with the requirements of regulatory bodies governing each plan.

The following table sets forth the funded status and amounts recognized as of June 30, 2006 and 2005 for our U.S. and foreign defined benefit pension plans (in thousands):

U.S. Plans

Foreign Plans

Year Ended June 30,

Year Ended June 30,

2006

2005

2006

2005

Change in benefit obligation

Benefit obligation at beginning of year

$211,530

$198,522

$31,574

$ 28,481

Service cost

5,388

4,597

471

1,048

Interest cost

11,847

11,563

1,614

1,689

Plan participants' contribution

--

--

101

193

Amendments

72

411

--

(724)

Curtailment

--

--

--

481

Actuarial loss/(gain)

(4,657)

8,091

4,136

2,690

Benefits paid

(11,318)

(11,654)

(1,358)

(1,658)

Foreign currency exchange rate

            --

            --

    1,388

       (626)

Benefit obligation at end of year

$212,862

$211,530

$37,926

$ 31,574

Change in plan assets

Fair value of plan assets at beginning of year

$185,350

$164,035

$16,648

$ 13,444

Actual return on plan assets

19,175

12,801

4,183

3,308

Employer contribution

--

19,500

3,843

1,500

Plan participants' contributions

--

--

101

193

Benefits paid

(10,944)

(10,986)

(1,136)

(1,407)

Foreign currency exchange rate

            --

            --

       884

       (390)

Fair value of plan assets at end of year

$193,581

$185,350

$24,523

$ 16,648

Funded status

$(19,282)

$ (26,180)

$(13,403)

$(14,926)

Unrecognized net actuarial loss

74,663

86,880

13,852

13,845

Unrecognized prior service cost

1,401

1,600

(638)

(723)

Unrecognized transition obligation (asset)

14

18

--

(1)

Foreign currency exchange rate

            --

            --

       593

      (486)

Net amount recognized

$  56,796

$  62,318

 $     404

$ (2,291)

Amounts recognized in the consolidated balance sheets consist of:

Prepaid benefit cost

$24,592

$ 26,954

$ 6,011

$          --

Accrued benefit cost

(6,458)

(12,740)

(17,191)

(12,632)

Intangible asset

957

1,142

--

--

Additional minimum pension liability

  37,705

   46,962

 11,584

   10,341

Net amount recognized

$56,796

$ 62,318

$    404

$  (2,291)

The accumulated benefit obligation for all defined benefit pension plans was $228.0 million and $220.8 million at June 30, 2006, and 2005, respectively.

Components of Net Periodic Benefit Cost

Pension Benefits

U.S. Plans

Foreign Plans

Year Ended June 30,

Year Ended June 30,

2006

2005

2004

2006

2005

2004

Service Cost

$ 5,388

$ 4,597

$ 5,556

$  471

$1,048

$1,009

Interest Cost

11,847

11,563

11,460

1,614

1,689

1,296

Expected return on plan assets

(16,200)

(15,003)

(15,299)

(1,328)

(1,317)

(1,083)

Recognized net actuarial loss

4,585

3,637

2,446

656

777

602

Amortization of prior service cost

243

221

227

(54)

343

28

Amortization of transition obligation (asset)

4

(5)

(18)

--

(3)

(102)

Curtailment

         28

          --

           --

         --

     (181)

     662

Net periodic benefit cost

$  5,895

$  5,010

$   4,372

$ 1,359

$ 2,356

$2,412

Plan Assets

U.S. Plans

Foreign Plans

Year Ended June 30,

Year Ended June 30,

2006

2005

2006

2005

Asset Category

Equity securities

63%

57%

74%

86%

Debt securities

37%

43%

7%

10%

Real estate

--

--

2%

3%

Other

   --

   --

  17%

    1%

Total

100%

100%

100%

100%

Asset Category – Target

U.S.

Foreign

Equity securities

63%

65-90%

Debt and market neutral securities

37%

0-40%

Real estate

--

0-10%

Other

   --

 0-10%

Total

100%

100%

Year Ended June 30

2006

2005

Plan assumptions

  as of June 30

Discount rate

4.40 – 6.00%

4.40 – 5.75%

Expected return on assets

5.64 – 8.80%

5.64 – 8.80%

Rate of compensation increase

3.85 – 4.00%

3.85 – 4.00%

Included in the above are the following assumptions relating to the defined benefit pension plans in the United States for fiscal 2006:  discount rate 6.00%, expected return on assets 8.8% and rate of compensation increase 4.0%.  For fiscal 2005 the assumptions were discount rate 5.75%, expected return on assets 8.8% and rate of compensation increase 4.0%.  The U.S. defined benefit pension plans represent the majority of our pension obligations. The expected return on plan assets assumption is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.  The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.

Our investment policy for the U.S. pension plans targets a range of exposure to the various asset classes surrounding the following allocations: equity securities 63% and debt securities 37%. Standex rebalances the portfolio periodically when the allocation is not within the desired range of exposure. The plan seeks to provide returns in excess of the various benchmarks. The benchmarks include the following indices: S&P 500; Citigroup PMI EPAC and Emerging Markets; Lehman Aggregate; Lehman High Yield and Citigroup World Government. A third party investment consultant tracks the plan's portfolio relative to the benchmarks and provides quarterly investment reviews which consist of a performance and risk assessment on all investment managers and on the portfolio.

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

Expected benefit payments for the next five years are as follows: 2007, $12.7 million; 2008, $13.0 million; 2009, $13.4 million; 2010, $13.9 million; 2010, $14.2 million; and thereafter, $80.6 million.  The Company expects to make contributions of $3.5 million in 2007.

The Company operates a defined benefit plan in Germany which is unfunded. Certain U.S. employees are covered by union-sponsored, multi-employer pension plans.  Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans.  Pension expense for these plans was $2.1 million; $1.4 million; and $1.7 million in 2006, 2005 and 2004, respectively.

Additional Minimum Pension Liability

At the most recent measurement date, March 31, 2006, the valuation of our obligation for our defined benefit pension plans, the accumulated benefit obligation, for several of the defined benefit plans continued to exceed the fair value of related plan assets.  This resulted in us recording an additional minimum pension liability of $49.3 and $57.3 million at June 30, 2006 and 2005, respectively related primarily to our U.S. salaried plan, the SERP plan and U.K. plan, representing the total of unfunded accumulated benefit obligations plus the previously recorded prepaid pension assets.  The June 30, 2006 and 2005 additional minimum liability was reduced to $30.3 million and $38.3 million, respectively by an intangible asset of $957,000 and $1.1 million, respectively to the extent of unrecognized prior service cost and $32.2 and $37.2 million of the previously recorded prepaid pension assets.  The minimum liability, net of the intangible asset recorded, of $49.3 million was recorded as a component of other comprehensive income, net of a tax benefit of $17.8 million.

The Company made contributions of $3.8 million and $21.0 million during 2006 and 2005, respectively, to the above plans.  Future changes in the additional minimum liability will be dependent on several factors including actual returns on our pension plan assets, company contributions, benefit plan changes and our assumed discount rate.  Actuarial assumptions have a significant impact on both pension and other postretirement benefit expenses.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $201.2 million, $181.8 million and $164.6 million, respectively, as of June 30, 2006 and $193.7 million $173.9 million and $151.1 million, respectively as of June 30, 2005.

Retirement Savings Plans

The Company has primarily two employee savings plans, one for salaried employees and one for hourly employees.  Substantially all of our full-time domestic employees are covered by these savings plans.  Under the provisions of the plans, employees may contribute a portion of their compensation within certain limitations.  The Company, at the discretion of the Board of Directors, may make contributions on behalf of our employees under the plans.  Company contributions were $861,000, $778,000 and $848,000 for the years ended June 30, 2006, 2005 and 2004, respectively.  At June 30, 2005, the salaried plan holds approximately 630,866 shares of Company stock, contributed solely by us representing approximately 38.9% of the holdings of the plan.

Other Plans

Certain retired executives are covered by an Executive Life Insurance Program.  During 2003 two executives retired and the Board of Directors approved benefits under this plan of approximately $5.6 million. The aggregate present value of current vested and outstanding benefits to all participants was approximately $2.8 million, and $4.0 million at June 30, 2006 and 2005, respectively and will be paid over the next seven years.

Key Employee Share Option Plan (KEYSOP)

In fiscal 2002, we created a Key Employee Share Option Plan (the “KEYSOP”).  The purpose of the KEYSOP is to provide alternate forms of compensation to certain key employees of the Company commensurate with their contributions to the success of our activities.  Under the KEYSOP, certain employees are granted options by the Compensation Committee and designated property is purchased by us and placed in a Rabbi trust.  The option price set at the date of the grant is 25% of the fair value of the underlying assets.  During fiscal 2003, we granted options to two key employees prior to their retirement.  Assets associated with the plan were $4.6 and $6.1 million at June 30, 2006 and 2005, respectively.  As of June 30, 2006 and 2005, we have recorded a liability in other long term liabilities of approximately $3.6 million and $4.8 million associated with the grants made.

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

The following table sets forth the funded status of the postretirement benefit plans and accrued postretirement benefit cost reflected in the consolidated balance sheet at year end (in thousands):

	Year Ended June 30,
	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$ 2,413	$ 2,945
Service cost	22	21
Interest cost	134	162
Plan participants' contributions	52	264
Actuarial (loss)/gain	(194)	(231)
Benefits paid	(218)	(748)
Accumulated benefit obligation at end of year	$ 2,209	$ 2,413

Change in plan assets
Fair value of plan assets at beginning of year	$ --	$ --
Employer contribution	166	484
Plan participants' contribution	52	264
Benefits paid	(218)	(748)
Fair value of plan assets at end of year	$ --	$ --

Funded Status	$(2,209)	$(2,413)
Unrecognized net actuarial gain	(1,082)	(933)
Unrecognized transition obligation	1,641	1,866
Net amount recognized	$(1,650)	$(1,480)

Components of Net Periodic Benefit Cost

	June 30,	June 30,	June 30,
	2006	2005	2004
Service cost	$ 22	$ 21	$ 175
Interest cost	134	162	657
Unrecognized net actuarial (loss)/gain	(44)	(27)	6
Amortization of transition obligation/asset	224	225	445
Net periodic benefit cost	$ 336	$ 381	$1,283

During the fourth quarter of 2004, we recognized curtailment gains totaling $4.3 million, pre-tax.  The gains arose as a result of the elimination of benefits under two union contracts that expired.  The curtailment gains are recorded as a reduction of $1.4 million in restructuring costs and $2.9 million in discontinued operations.

The assumed weighted average discount rate as of June 30, 2006 and 2005 was 6.00% and 5.75%, respectively.  The annual assumed rate of increase in the per capita cost of covered health care benefits is 8% for retirees under age 65 in 2006 and 9% in 2005, trending down to 5.0% in 2009 and is assumed to remain at that level thereafter.  A 1% increase in the assumed health care cost trend rate would not have a material impact to either the accumulated benefit obligation or the net postretirement cost.

STOCK BASED COMPENSATION AND PURCHASE PLANS

Stock Based Compensation Plans

Commencing July 1, 2005, we adopted Statement of SFAS No. 123R, which requires the recognition of compensation expense associated with stock options and awards based on their fair values.  The Company elected to adopt SFAS No. 123R using the modified prospective-transition method.  Under that method, compensation cost recognized in fiscal 2006 includes a ratable portion of compensation cost for all share-based payments not yet vested as of June 30, 2005, and a ratable portion of compensation cost for all share-based payments granted subsequent to June 30, 2005, based on the grant-date fair value.  During the first quarter of fiscal 2006, we changed our approach for recognizing compensation cost for retirement eligible employees.  The stated vesting period is considered non-substantive for those employees who are retirement eligible.  During fiscal 2006, an additional $559,000 was recognized as compensation expense for those employees that met the definition of retirement eligible for any shares not yet vested as of June 30, 2005 and any new awards granted in fiscal 2006.  Under incentive compensation plans, we are authorized to and have made grants of stock options, restricted stock and performance share units to provide equity incentive compensation to key employees.  Total compensation cost recognized in income for equity based compensation awards was $3.4 million, $2.0 million and $562,000 for the years ended June 30, 2006, 2005 and 2004, respectively.  The total income tax benefit recognized in the income statement for equity-based compensation plans was $1.3 million, $643,000 and $173,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

At June 30, 2006, 436,695 shares of common stock were reserved for issuance under these plans.

Stock Plans

In fiscal 2004, we began granting employees stock awards instead of stock options.  The stock award program offers employees and directors the opportunity to earn shares of our stock over time, rather than options that give the employees and directors the right to purchase stock at a set price.  The Company has stock plans for directors and for officers and certain key employees.  In fiscal 2006, the shareholders approved an amendment to the stock plan which removed the limitation on the number of stock awards that could be issued under the terms of the plan.  As such, all the shares reserved for issuance as of June 30, 2006 can be awarded as stock awards.

Restricted Stock Awards

The Company may award shares of restricted stock to eligible employees and non-employee directors of the Company at no cost, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights during the restriction period.  Such shares and rights are subject to forfeiture if certain employment conditions are not met.  During the restriction period, recipients of the shares are entitled to dividends on such shares, providing that such shares are not forfeited.  Dividends are accumulated and paid out at the end of the restriction period.  During 2006 and 2005, we granted 103,348 and 31,360 shares, respectively, of restricted stock to eligible employees.  Restrictions on the stock lapse between 2006 through 2010.  Through June 30, 2006, restrictions on 124,340 shares have lapsed.  For the years ended June 30, 2006, 2005 and 2004, $1.7 million, $634,000 and $489,000, respectively, was recognized as compensation expense related to restricted stock awards.

A summary of stock options and restricted stock awards issued under the above plans is as follows:

Weighted

Number

Average

Aggregate

of

Exercise

Intrinsic Value

Year Ended June 30

Shares

Price

($000)

Outstanding, July 1, 2003 ($0.00 to $31.5625 per share)

969,999

$21.33

$1,885

Granted ($0.00 per share)

28,700

--

Exercised ($0.00 to $28.50 per share)

(446,353)

20.95

Canceled ($0.00 to $31.5625 per share)

  (46,598)

  20.66

Outstanding, June 30, 2004 ($0.00 to $31.5625 per share)

505,748

$20.33

$3,707

Granted ($0.00 per share)

36,260

--

Exercised ($0.00 to $29.75 per share)

(114,712)

20.26

Canceled ($0.00 to $31.5625 per share)

  (50,250)

   23.23

Outstanding, June 30, 2005 ($0.00 to $34.56 per share)

 377,046

$17.86

$4,027

Granted ($0.00 per share)

73,957

--

Exercised ($0.00 to $29.75 per share)

(176,766)

20.05

Canceled ($0.00 to $29.75 per share)

  (33,700)

  24.81

Outstanding, June 30, 2006 ($0.00 to $31.56 per share)

  240,537

 $ 9.57

$5,004

At June 30, 2006 and 2005, there were 57,210 and 293,988 options exercisable at weighted average prices of $23.70 and $22.91, respectively.

The following table sets forth information regarding options and restricted stock awards outstanding at June 30, 2006:

Weighted

Average

Weighted

Weighted

Exercise

Average

Average

Number

Prices for

Number

Range of

Exercise

Remaining

Currently

Currently

of Options

Exercise Prices

Price

Life (Years)

Exercisable

Exercisable

135,767

$       --  --

$      --

$       --

3

--

$       --

64,660

$16.44   --

$19.90

$19.45

6

22,340

$19.02

19,140

$21.45   --

$23.38

$22.85

4

13,900

$23.38

  20,970

$28.38   --

$31.56

$28.90

2

20,970

$28.90

240,537

$ 0.00    --

$31.56

$  9.57

4

57,210

$23.70

The fair value of awards on the grant date was measured using the Black-Scholes option-pricing model. Options and restricted stock awards granted during 2006, 2005 and 2004 had a weighted average grant date fair value of $28.05, $24.46 and $3.56, respectively.  The total intrinsic value of options exercised during the years ended June 30, 2006, 2005 and 2004 was $1.6 million, $1.1 million and $3.1 million, respectively.  The fair value of options and awards on the grant date were measured using the Black Scholes option pricing model.  Key assumptions used to apply this pricing model are as follows:

Year Ended June 30

2006

2005

2004

Range of risk-free interest rates

3.88% to 4.41%

2.80% to 3.31%

1.68% to 1.93%

Range of expected

life of option grants (in years)

0-3

3

0.2 to 3

Expected volatility of underlying stock

31.0%

31.0%

31.4%

Expected quarterly dividends (per share)

$0.21

$0.21

$0.21

As of June 30, 2006, there was $2.2 million of unrecognized compensation costs related to stock options and awards expected to be recognized over a weighted-average period of 1.6 years.

Executive Compensation Program

The Company operates a compensation program for key employees.  The plan contains both an annual component as well as long-term component.  Under the annual component, participants are required to defer 20% (and may elect to defer up to 50%) of their annual incentive compensation in restricted stock which is purchased at a discount to the market.  Additionally, non-employee directors of the Company may defer a portion of their director’s fees in restricted stock which is purchased at a discount to the market.  During the restriction period, recipients of the shares are entitled to dividends on such shares, providing that such shares are not forfeited.  Dividends are accumulated and paid out at the end of the restriction period.  The restrictions on the stock expire after three years.  At June 30, 2006 and 2005, respectively, 61,008 and 55,830 shares of restricted stock are outstanding and subject to restrictions that lapse between 2007 and 2009.  The compensation expense associated with this incentive program is charged to income over the restriction period.  The Company recorded compensation expense related to this program of $45,000, $80,000 and $73,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

Under the long-term component, grants of performance share units (“PSU’s”) are made annually to key employees and the share units are earned based on the achievement of certain overall corporate financial performance targets over a three-year period.  At the end of the performance period, the number of shares of common stock issued will be determined by adjusting upward or downward from the target in a range between 10% and 200%.  The final performance percentage on which the payout will be based, considering the performance metrics established for the performance period, will be determined by the Compensation Committee of the Board of Directors.  Shares of common stock will be issued following the end of the performance period.  These awards cliff vest after performance targets are achieved at the end of the three-year period.  In certain circumstances, such as retirement or a change in control, vesting of the awards granted are accelerated and PSU’s are paid off on a pro-rata basis.

The following activity has occurred under the performance share awards:

	June 30,	June 30,	June 30,
	2006	2005	2004
Beginning balance	103,000	134,800	105,600
Granted	119,291	48,500	29,200
Vested	(29,391)	--	--
Cancelled	(2,400)	(80,300)	--
Ending balance	190,500	103,000	134,800
Weighted-average grant date fair value	$26.24	$25.34	$24.46

Compensation expense associated with the PSU’s is recorded to expense as the achievement of future performance objectives appears probable based on the fair market value at the date of grant.  Recipients of the PSU’s do not receive dividend rights until such time as the shares have been issued.  For the year ended June 30, 2006 and 2005, $1.7 million and $1.3 million, respectively, was recognized as compensation expense.  No amount was recognized for the year ended June 30, 2004.  As of June 30, 2006, there was $1.7 million of total unrecognized compensation costs related to nonvested performance share units which is expected to be recognized over a period of two years.

In fiscal 2006, the Compensation Committee approved a modification to the performance goals for awards granted in fiscal 2004 and 2005.  The modification was to define the performance metrics to exclude the results from discontinued operations in the establishment of the base year from which the performance is measured.  This modification resulted in the recognition of an additional $34,000 in compensation expense in fiscal 2006.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan that allows employees to purchase shares of common stock of the Company at a discount from the market each quarter.  Effective July 1, 2005, the administrative committee under the plan approved a change to the common stock purchase discount and approved the elimination of the related look back period.  As a result, beginning in fiscal 2006, shares of our stock may purchased by employees quarterly at 95% of the fair market value on the last day of each quarter.  Prior to July 1, 2005, employees could purchase our stock at 85% of the lower of the market value at the beginning or the end of each quarter.  Shares of stock reserved for the plan were 30,452 at June 30, 2006.  Shares purchased under this plan aggregated 30,377, 50,943 and 52,555; in 2006, 2005 and 2004, respectively at an average price of $27.30, $22.01 and $20.90, respectively.

Rights Plan

The Company has a Shareholder Rights Plan for which purchase rights have been distributed as a dividend at the rate of one right for each share of common stock held.  The rights may be exercised only if an entity has acquired beneficial ownership of 15% or more of our common stock, or announces an offer to acquire 15% or more of the Company.

Acquisitions

During the quarter ended December 31, 2005, we completed two acquisitions.  Substantially all the assets of Three Star Manufacturing, Inc. (dba Kool Star) (“Kool Star”) were purchased in an all cash transaction.  Kool Star, with estimated annual sales of $9.0 million, is a manufacturer of walk-in cold storage units serving primarily the West Coast and southwest portions of the United States.  This bolt-on acquisition will expand our refrigerated walk-in cooler and freezer product line by providing improved access to the growing southwestern U.S. market where our presence has not been strong.  Immediately after completion of the acquisition, we closed the manufacturing facility in California and relocated the manufacturing assets to our Mexico manufacturing facility.  Kool Star has been integrated into the Food Service Equipment Segment.

The Company also completed the acquisition of substantially all of the assets of the Innovent Special Products Group (“Innovent”) in an all cash transaction.  With manufacturing facilities in Peabody, MA and Venray, Netherlands, Innovent manufactures processing tooling critical to the manufacture of absorbent cores for child/adult diapers, feminine hygiene products and medical under pads.  Innovent provides us access to complementary markets where the products and technology of our Engraving Group can be adapted.  The Innovent Special Products Group, with estimated annual sales of more than $8 million, has been integrated into the Engraving Group.

The total purchase price for the two acquisitions was $16.3 million.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisitions (in thousands):

Assets:
Current assets	$ 3,661
Property, plant and equipment	1,724
Intangible assets	6,980
Goodwill	6,377
Total assets acquired	$18,742

Liabilities:
Current liabilities	$ 2,489
Total liabilities assumed	2,489
Net assets acquired	$16,253

Of the $7.0 million of acquired intangible assets, $5.6 million was assigned to customer relationships with an average useful life of 15 years; $780,000 was assigned to acquired unpatented technology with an estimated useful life of 7 years; and $200,000 was allocated to noncompetition agreements with an average estimated useful life of 2 years.  In addition, $450,000 was allocated to restructuring and integration reserves.  The $6.3 million in goodwill was assigned to Food Service Equipment Group and the Engraving Group in the amounts of $1.2 million and $5.1 million, respectively.  The Company expects the total amount of the goodwill to be deductible for tax purposes.  The results of operations of Kool Star and Innovent have been included in the consolidated statement of income from November 2005.  Had the acquisitions been completed as of the beginning of our fiscal year, our results from operations would not have been materially affected.

Discontinued Operations, Restructurings, Asset Impairments and Dispositions

Discontinued Operations

In fiscal 2006, we announced our plan to sell the businesses in our Consumer Products Group.  The businesses within the Consumer Products Group were determined not to fit strategically with our other operating segments as these businesses have few synergies to leverage across the other segments.  The Company also determined that our capital resources could be better allocated among those businesses in our other operating segments that offer us opportunities for growth.

In March 2006, we completed the sale of certain assets of Standex Direct.  Standex Direct, a member of the Consumer Products Group, markets and sells, through direct mail order distribution, internet sites and telemarketing, consumer specialty fruit, citrus and vegetable food products.  The Company recorded a gain of approximately $3.0 million in connection with the sale.  Subsequent to the end of fiscal 2006, we completed the sale of the remaining two businesses resulting in additional gains that will be recognized in the first quarter of fiscal 2007.  The Company has classified the results of operations of the Consumer Products Group as discontinued operations in the accompanying financial statements.

In March 2006, we entered into a plan to sell certain assets of our USECO product lines.  USECO, a member of the Food Service Equipment Group, manufacturers and sells rethermalization systems for meal deliveries to institutions, including governmental institutions.  USECO also sells industrial under sink food disposal units.  The Company has determined that the product lines of USECO do not strategically fit with the other products offered by the Food Service Equipment Group.  The Company also determined that without investing capital into the USECO operations, we could not effectively compete in the marketplace with larger companies who focused on the market many of USECO’s products are sold into.  The Company is actively marketing the businesses and has committed to a plan to sell the businesses.  The Company has classified the results of the operations of USECO as discontinued operations in the accompanying financial statements.  During fiscal 2006, we recognized a loss of $1.6 million, consisting of the write down of the carrying cost of inventory in connection with the plan to sell the businesses.

During fiscal 2006, we recorded $680,000 in costs associated with a business we disposed of in our fiscal year 2004.  At the time of the sale of the business, certain employees of the business were terminated.  Several of these employees have since made claims under our workers compensation program.  The Company has vigorously fought these claims but recently determined that the claims have developed in excess of previously recorded estimates.  The Company has recorded our best estimate of the additional costs of these claims.  Also in fiscal 2006, we recorded an additional $200,000 in costs for a product liability claim associated with a business sold in our fiscal 1998.  The Company reached a settlement in this matter and does not expect to incur any additional costs in future periods.  Both changes in estimates have been included in discontinued operations in the accompanying financial statements for the year ended June 30, 2006.

In September 2004, we completed the sale of substantially all the assets of James Burn International global operations (JBI) in an all cash transaction with a closely held Virginia corporation owned by two financial buyers.  As previously reported, the divestiture was estimated to result in an after-tax, non-cash impairment charge of approximately $7.5 million, or $0.61 per share, which was reflected in discontinued operations in fiscal year 2004.  As a result of the final agreement reached, we recorded an additional $498,000 loss, or $0.04 per share, after tax, associated with the lower than expected sales price, changes in the underlying assets sold and a reduction in the expected tax benefit from the loss.  This amount was included in discontinued operations in the fiscal year ended June 30, 2005.

Reporting periods have been restated to reflect the discontinued operations discussed above.  Earnings (losses) from discontinued operations include the following results for the years ended June 30:

(In thousands)

2006

2005

2004

Net sales

$93,649

$111,212

$156,049

Income from discontinued operations

2,848

5,433

2,114

Provision for income taxes

(926)

(2,018)

(1,150)

Gains (losses) from disposal, net of taxes $934, ($177), ($3,480)

1,939

(247)

(8,859)

Change in loss contingencies, net of tax benefit $286, $0, $0

(594)

--

--

Write-down in carrying value of USECO inventory, net of tax benefit $510, $0, $0

  (1,059)

          --

          --

Total net earnings/(losses) from discontinued operations

$ 2,208

$  3,168

$ (7,895)

The major classes of discontinued assets and liabilities included in the consolidated balance sheets are as follows:

(In thousands)

2006

2005

Assets:

Accounts receivable, net

$  6,512

$  9,356

Inventories

15,968

17,929

Prepaid expenses and other current assets

   1,559

   2,000

Total current assets

 24,039

 29,285

Property, plant and equipment, net

3,593

4,247

Other non-current assets

495

1,039

Goodwill

     1,571

     1,571

Total non-current assets

    5,659

    6,857

Total assets of discontinued operations

$29,698

$36,142

Liabilities:

Accounts payable

$  8,208

$10,631

Accrued payroll and benefits

   2,523

    3,895

Total current liabilities

10,731

14,526

Non-current liabilities

       506

    1,002

Total liabilities of discontinued operations

$11,237

$15,528

Restructuring

In the fourth quarter of fiscal 2005 and continuing into fiscal 2006, we shut down two operations in the U.S., one within the Food Service Equipment Group and the other within the ADP Group.  The manufacturing activities associated with these locations were relocated to the new facility in Mexico.  The restructuring costs incurred were primarily associated with the closure and relocation of these businesses.  During the fiscal 2005, we incurred restructuring and impairment costs of approximately $2.7 million.  Of this amount, approximately $1.9 million was associated with the closure of a plant in the ADP Group, while the remainder was largely associated with the consolidation of the Rochester, New York facility of the Engraving Group.  In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," these charges are recorded generally when a liability is incurred or a severance plan is initiated.  A summary of the charges is as follows (in thousands):

Year Ended June 30, 2006

Involuntary

Employee

Severance

and Benefit

Asset

Shutdown

Costs

Impairment

Costs

Total

Expense

  Cash expended

$267

$ --

$558

$825

  Accrual/non-cash

  105

   --

    --

  105

    Total expense

$372

$ --

$558

$930

Summary of charges continued:

Year Ended June 30, 2005

Involuntary

Employee

Severance

and Benefit

Asset

Shutdown

Costs

Impairment

Costs

Total

Expense

  Cash expended

$    764

$      --

$335

$1,099

  Accrual/non-cash

      301

  1,268

     --

  1,569

    Total expense

$ 1,065

$1,268

$335

$2,668

Year Ended June 30, 2004

Involuntary

Employee

Severance

and Benefit

Asset

Shutdown

Costs

Impairment

Costs

Total

Expense

  Cash expended

$ 951

$    --

$848

$1,799

  Accrual/non-cash

  (739)

  158

     --

    (581)

    Total expense

$ 212

$158

$848

$1,218

The restructuring costs related to the following segments:

Year Ended June 30,

2006

2005

2004

Food Service Equipment

$  492

$   148

$1,047

Air Distribution Products

233

1,869

237

Engraving

28

791

(235)

Engineered Products

    177

    (140)

     169

Total expense

$  930

$2,668

$1,218

Year Ended June 30,

2006

2005

Accrued Balances

  Balance at beginning of year

$   301

$2,223

  Payments

(1,014)

(4,590)

  Additional accrual

     818

  2,668

  Balance at end of year

$   105

$   301

As of June 30, 2006, we had no accruals for asset impairments and shutdown costs associated with the restructuring program.

Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for the years ended June 30, 2006 and 2005 are as follows:

Year Ended June 30

2006

(In thousands, except per share data)

First

Second

Third

Fourth

Net sales

$149,892

$138,159

$148,496

$153,391

Gross profit margin

42,857

39,840

42,487

47,430

Income from continuing operations

5,907

4,354

4,786

5,888

EARNINGS PER SHARE

Basic

0.48

0.36

0.39

0.48

Diluted

0.47

0.35

0.38

0.47

Year Ended June 30

2005

(In thousands, except per share data)

First

Second

Third

Fourth

Net sales

$134,586

$137,306

$137,683

$149,903

Gross profit margin

40,300

40,377

36,959

42,928

Income from continuing operations

5,975

5,674

4,093

4,733

EARNINGS PER SHARE

Basic

0.49

0.46

0.34

0.38

Diluted

0.48

0.46

0.33

0.38

Subsequent Events

In July 2006, we completed the sale of the remaining two businesses within the Consumer Group, Standard Publishing and Berean Christian Stores.  In July, 2006, we sold substantially all the assets of the Standard Publishing business.  Standard Publishing is a recognized leader in providing Christian resources and publications for families, churches, schools and religious organizations.  Standard Publishing markets its products through a number of sales channels, including Christian bookstores, general bookstores and mass retailers.  We determined that the business does not strategically fit with the other businesses operated by us.  Also in July 2006, we sold substantially all the assets of the Berean Christian Stores.  With stores across five states, Berean Christian Stores is the industry leader in offering the largest assortment of biblically-based products.  Berean’s stores and catalogs feature Christian books, Bibles, music, gifts, church supplies, videos, computer software and apparel.  Like Standard Publishing, Berean did not offer us opportunities to leverage synergies across our other businesses.  These transactions were done as part of our Focused Diversity Strategy.

The Company expects to recognize a gain of approximately $9.5 million on the above transactions in the first quarter of fiscal 2007 in the results from discontinued operations, based upon net proceeds of $30.5 million.  In connection with the Berean transaction, we are party to a number of operating leases for existing stores and one closed store.  In the transaction, the buyer is subleasing the included properties from us for the remaining initial terms of the leases.  The Company and the buyer have agreed that the buyer will have no rights under the leases to exercise any options to extend.  The Company is therefore the guarantor under the operating leases until the expiration of the initial term.  The Company’s aggregate obligation under the leases would equal approximately $15.1 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Standex International Corporation

Salem, New Hampshire

We have audited the accompanying consolidated balance sheets of Standex International Corporation and subsidiaries (the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on those financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Standex International Corporation and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 8, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

September 8, 2006

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A.  CONTROLS AND PROCEDURES

The management of the Company including Roger L. Fix, as Chief Executive Officer, and Christian Storch, as Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Under the rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those “controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports issued or submitted by it under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.”  Based on the evaluation of the Company’s disclosure controls and procedures, it was determined that as of June 30, 2006, such controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the last quarter of our fiscal year (ended June 30, 2006) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

The management of Standex is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 240.13a-15(f) of the Exchange Act).  The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this report on Form 10-K.  In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”  These criteria are in the areas of control environment, risk assessment, control activities, information and communication and monitoring.  Management’s assessment included documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting.

Based on the Company’s processes, as described above, management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of June 30, 2006 to provide reasonable assurance of achieving its objectives.  These results were reviewed with the Audit Committee of the Board of Directors.  Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on management’s assessment of internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Standex International Corporation

Salem, New Hampshire

We have audited management’s assessment, included in the accompanying management’s annual report on internal control over financial reporting, that Standex International Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2006 of the Company and our report dated September 8, 2006 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

September 8, 2006

ITEM 9B.  OTHER INFORMATION

Not Applicable

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF STANDEX

The Company will file with the Securities and Exchange Commission (“SEC”) a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended June 30, 2006 (the “Proxy Statement”).  The information required by this item and not provided in Part 1 of this report under Item 4 “Executive Officers of Standex” is incorporated by reference from the Proxy Statement under the captions “Election of Directors,” “Stock Ownership in the Company,” “Other Information Concerning the Company, Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information regarding the Audit Committee Financial Expert and the identification of the Audit Committee is incorporated by reference to the information in the Proxy Statement under the caption “Other Information Concerning the Company Board of Directors and its Committee, Audit Committee.”

We maintain a corporate governance section on our website, which includes our code of ethics for senior financial management that applies to our chief executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions.  Our corporate governance section also includes our code of business conduct and ethics for all employees.  In addition, we will promptly post any amendments to or waivers of the code of ethics for senior financial management on our website.  You can find this and other corporate governance information at www.standex.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference from the Proxy Statement under the captions “Performance Graph,” “Compensation Committee Report on Executive Compensation,” “Executive Compensation,” and “Directors’ Fees.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The stock ownership of each person known to Standex to be the beneficial owner of more than 5% of its Common Stock is incorporated by reference in the Proxy Statement under the caption “Stock Ownership of Certain Beneficial Owners.”  The beneficial ownership of Standex Common Stock of all directors and executive officers of the Company is incorporated by reference in the Proxy Statement under the caption “Stock Ownership in the Company.”

The Equity Compensation Plan table below presents information regarding the Company’s equity based compensation plans at June 30, 2006.

(A)	(B)	(C)
Number of Securities
Remaining Available
Number of Securities	Weighted-Average	For Future Issuance

	To Be Issued Upon	Exercise Price Of	Under Equity
	Exercise Of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants And Rights	And Rights	reflected in Column (A))

Equity compensation plans approved by
stockholders	492,045	$4.67	436,695

Equity compensation plans not approved
by stockholders	--	--	--

Total	492,045	$4.67	436,695

The Company has two equity compensation plans, approved by stockholders, under which equity securities of the Company have been authorized for issuance to employees and non-employee directors.  These plans are further described in the “Notes to Consolidated Financial Statements” under the heading “Stock Based Compensation and Purchase Plans.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated by reference in the Proxy Statement under the caption “Indebtedness of Management.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

This Information in addition to information regarding aggregate fees billed for each of the last two fiscal years for professional services rendered by the professional accountant for audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K as well as others are incorporated by reference in the Proxy Statement under the caption “Independent Auditors’ Fees.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements
Financial Statements covered by the Report of Independent Registered Public Accounting Firm
	(A)	Consolidated Statements of Income for the fiscal years ended June 30, 2006, 2005 and 2004
	(B)	Consolidated Balance Sheets as of June 30, 2006 and 2005
	(C)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2006, 2005 and 2004
	(D)	Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2006, 2005 and 2004
	(E)	Notes to Consolidated Financial Statements
(2)	Financial Statements Schedule
The following financial statement schedule is included as required by Item 8 to this report on Form 10-K
Schedule II – Valuation and Qualifying Accounts is included in the Notes to Consolidated Financial Statements
All other schedules are not required and have been omitted
(3)	Exhibits

Incorporated
Exhibit			by Reference		Filed
Number		Exhibit Description	Form	Date	Herewith
(b) 3.	(i)	Restated Certificate of Incorporation of Standex, dated October 27, 1998 filed as Exhibit 3(i).	10-Q	12/31/1998
	(ii)	By-Laws of Standex, as amended, and restated on October 28, 2003 filed as Exhibit 3(i).	10-Q	12/31/2003
4.	(a)

Agreement of the Company, dated September 15, 1981, to furnish a copy of any instrument with respect to certain other long-term debt to the Securities and Exchange Commission upon its request filed as Exhibit 4.

			10-K	6/30/1981
10.	(a)	Employment Agreement dated May 1, 2000, between the Company and Edward J. Trainor filed as Exhibit 10(b).* An Amendment to the Employment Agreement dated January 30, 2002 filed as Exhibit 10(iii).*	10-K 10-Q	6/30/2000 3/31/2002

(b)	Employment Agreement dated May 1, 2000, between the Company and Deborah A. Rosen filed as Exhibit 10(d). An Amendment to the Employment Agreement dated January 30, 2002 filed as Exhibit 10(iii).*	10-K 10-Q	6/30/2000 3/31/2002
(c)	Employment Agreement dated September 1, 2001 between the Company and Christian Storch filed as Exhibit 10.*	10-Q	9/30/2001
(d)	Standex International Corporation 1998 Long-Term Incentive Plan, effective October 27, 1998 filed as Exhibit 10.*	10-Q	12/31/1998
(e)

Employment Agreement dated April 1, 2003 between the Company and Roger L. Fix , which supersedes and replaces the Employment Agreement between the parties dated December 1, 2001, is incorporated by reference to the 2003 10-K filed as Exhibit 10(s).*

		10-K	6/30/2003
(f)

Standex International Corporation Profit Improvement Participation Shares Plan as amended and restated on April 26, 1995 is incorporated by reference to the exhibits to the Annual Report of Standex on Form 10-K for the fiscal year ended June 30, 1995 (the “1995 10-K”) filed as Exhibit 10(g).*

		10-K	6/30/1995
(g)	Standex International Corporation Stock Option Loan Plan, effective January 1, 1985, as amended and restated on January 26, 1994 filed as Exhibit 10(h).*	10-K	6/30/1994

Incorporated
Exhibit			by Reference		Filed
Number		Exhibit Description	Form	Date	Herewith
(b) 10.	(h)	Standex International Corporation Executive Security Program, as amended and restated on January 31, 2001 filed as Exhibit 10(a).*	10-Q	3/31/2001
	(i)	Standex International Corporation Executive Life Insurance Plan effective April 27, 1994 and as amended and restated on April 25, 2001 filed as Exhibit 10(k).*	10-K	6/30/2001
	(j)	Standex International Corporation 1994 Stock Option Plan effective July 27, 1994 filed as Exhibit 10(m).*	10-K	6/30/1994
	(k)	Standex International Corporation Supplemental Retirement Plan adopted April 26, 1995 and amended on July 26, 1995 filed as Exhibit 10(n).*	10-K	6/30/1995
	(l)	Standex International Corporation Key Employee Share Option Plan dated June 27, 2002 filed as Exhibit 10(p).*	10-K	6/30/2003
	(m)	Consulting Agreement dated December 31, 2002 between the Company and Edward J. Trainor filed as Exhibit 10(a).*	10-Q	12/31/2002
	(n)	Employment Agreement dated August 29, 2005 between the Company and Duane Stockburger filed as Exhibit 99.*	8-K	8/29/2005
	(o)	Executive Officer long term and annual incentive awards filed as Item 1.01.*	8-K	8/31/2005
	(p)	Employment Agreement dated August 29, 2005 between the Company and Duane Stockburger filed as Exhibit 99.*	8-K	8/29/2005
	(q)	Annual and long term incentive awards to the Named Executive Officers of the Company under the 1998 Long Term Incentive Plan of the Company granted on August 30, 2005 filed as Item 1.01.*	8-K	8/31/2005
	(r)	Standex International Corporation Amended and Restated 1998 Long Term Incentive Plan filed as Exhibit 10.1.*	8-K	10/31/2005
	(s)	Restricted Stock Unit Award granted to Roger L. Fix dated January 25, 2006 filed as Item 1.01.*	8-K	1/27/2006
	(t)	Restricted Stock Award granted to Christian Storch dated January 25, 2006 filed as Item 1.01.*	8-K	1/27/2006
(u)

Credit Agreement dated December 31, 2005 between the Company and co-lead arrangers KeyBank National Association and Banc of America Securities LLC and other lending institutions for a five-year revolving senior credit facility filed as Exhibit 10.

			10-Q	12/31/2005

14.	Code of Ethics for Chief Executive Officer and Senior Financial Officers is incorporated by reference as Exhibit 14.	10-K	6/30/2005
21.	Subsidiaries of Standex			X
23.	Consent of Independent Registered Public Accounting Firm			X
24.

Powers of Attorney of Charles H. Cannon, Thomas E. Chorman, William R. Fenoglio, Gerald H. Fickenscher, Walter F. Greeley, Daniel B. Hogan, Thomas L. King, H. Nicholas Muller, III, Ph.D., Deborah A. Rosen and Edward Trainor

X
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer			X
31.2	Rule 13a-14(a) Certification of Vice President and Chief Financial Officer			X
32.	Section 1350 Certification			X

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 8, 2006.

STANDEX INTERNATIONAL CORPORATION

(Registrant)

/s/ ROGER L. FIX

Roger L. Fix

President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on September 8, 2006:

Signature

Title

/s/ ROGER L. FIX

President/Chief Executive Officer

Roger L. Fix

/s/ CHRISTIAN STORCH

Vice President/Chief Financial Officer

Christian Storch

/s/ TIMOTHY S. O’NEIL

Chief Accounting Officer

Timothy S. O’Neil

Roger L. Fix, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on September 8, 2006 as attorney-in-fact for the following directors of the Registrant:

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

The Company will furnish its 2006 Annual Report, its Proxy Statement and proxy materials to security holders subsequent to the filing of the annual report on this Form.  Copies of such material shall be furnished to the Commission when they are sent to security holders.

INDEX TO EXHIBITS

PAGE

21.

Subsidiaries of Standex

23.

Independent Auditors’ Consent

24.

Powers of Attorney of Charles H. Cannon, Thomas E. Chorman, William R. Fenoglio,

Gerald Fickenscher, Walter F. Greeley, Daniel B. Hogan, Thomas L. King,

H. Nicholas Muller, III, Ph.D., Deborah A. Rosen and Edward J. Trainor

31.1

Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Vice President and Chief Financial Officer

32.

Section 1350 Certification