Form 10-Q
period 2006-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 2006-11-07
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006	Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	31-0596149
(State of incorporation)	(IRS Employer Identification No.)

6 MANOR PARKWAY, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

(603) 893-9701 (Registrant’s telephone number, including area code)

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

                  Large accelerated filer   ____         Accelerated filer      X           Non-accelerated filer   ____

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [  ]     NO [X]

The number of shares of Registrant's Common Stock outstanding on November 6, 2006 was 12,421,513.

STANDEX INTERNATIONAL CORPORATION

I N D E X

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Condensed Statements of Consolidated Income for the

Three Months Ended September 30, 2006 and 2005 (Unaudited)

2

Condensed Consolidated Balance Sheets, September 30, 2006 and

June 30, 2006 (Unaudited)

3

Condensed Statements of Consolidated Cash Flows for the

Three Months Ended September 30, 2006 and 2005 (Unaudited)

4

Notes to Condensed Consolidated Financial Statements (Unaudited)

5

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

12

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

19

Item 4.

Controls and Procedures

20

PART II.

OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 6.

Exhibits

21

PART I. FINANCIAL INFORMATION
ITEM 1

STANDEX INTERNATIONAL CORPORATION
Condensed Statements of Consolidated Income
(In thousands, except per share data)
(Unaudited)
	Three Months Ended
	September 30,
	2006	2005
Net sales	$ 149,490	$ 149,881
Cost of sales	(106,433)	(107,024)
Gross profit	43,057	42,857
Selling, general and administrative expenses	(33,878)	(32,254)
Other operating income/(expense), net	1,113	(7)
Restructuring	(106)	(174)
Total operating expenses	(32,871)	(32,435)
Income from operations	10,186	10,422

Interest expense	(1,822)	(1,933)
Other non-operating income, net	781	682

Income from continuing operations before income taxes	9,145	9,171
Provision for income taxes	(3,156)	(3,198)
Income from continuing operations	5,989	5,973

Income/(loss) from discontinued operations, net of taxes	6,142	(544)
Net income	$ 12,131	$ 5,429

Basic earnings per share:
Continuing operations	$0.49	$ 0.49
Discontinued operations	0.50	(0.05)
Total	$0.99	$ 0.44
Diluted earnings per share:
Continuing operations	$0.48	$ 0.48
Discontinued operations	0.50	(0.05)
Total	$0.98	$ 0.43

Cash dividends per share	$0.21	$ 0.21

See notes to condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)
	September 30,	June 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$ 30,848	$ 32,590
Receivables, net	93,284	92,798
Inventories	77,846	75,751
Prepaid expenses and other current assets	2,528	3,392
Deferred tax asset	13,549	14,479
Current assets – discontinued operations	1,174	24,039
Total current assets	219,229	243,049

Property, plant and equipment	214,249	210,553
Less accumulated depreciation	(117,560)	(113,481)
Property, plant and equipment, net	96,689	97,072
Other assets:
Prepaid pension cost	29,831	30,639
Goodwill, net	73,539	73,272
Non-current assets – discontinued operations	46	5,659
Other non-current assets	30,181	28,982
Total non-current assets	230,286	235,624
Total assets	$ 449,515	$ 478,673

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 6,790	$ 3,873
Accounts payable	48,918	54,534
Income taxes	6,959	4,125
Accrued expenses	37,926	42,547
Current liabilities – discontinued operations	1,311	10,731
Total current liabilities	101,904	115,810
Long-term debt (less current portion included above)	88,729	113,729
Deferred pension and other liabilities	47,997	48,333
Non-current liabilities – discontinued operations	30	506
Stockholders' equity:
Common stock	41,976	41,976
Additional paid-in capital	26,428	25,572
Retained earnings	424,773	415,205
Accumulated other comprehensive loss	(20,624)	(21,000)
Treasury shares	(261,698)	(261,458)
Total stockholders' equity	210,855	200,295
Total liabilities and stockholders’ equity	$ 449,515	$ 478,673

See notes to condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Condensed Statements of Consolidated Cash Flows
(In thousands)
(Unaudited)
	Three Months Ended
	September 30,
	2006	2005
Cash flows from operating activities
Net income	$ 12,131	$ 5,429
Income/(loss) from discontinued operations	6,142	(544)
Income from continuing operations	5,989	5,973
Adjustments to reconcile net income to net cash (used for)/provided by operating activities net of assets and liabilities acquired:
Gain from sale of assets	(1,113)	(14)
Equity based compensation	701	747
Depreciation and amortization	3,255	2,583
Contributions to defined benefit plans	(731)	(158)
Net changes in operating assets and liabilities	(8,250)	(8,153)
Net cash (used for)/provided by operating activities from continuing operations	(149)	978
Net cash (used for)/provided by operating activities from discontinued operations	(5,801)	(42)
Net cash (used for) /provided by operating activities	(5,950)	936
Cash flows from investing activities
Expenditures for property and equipment	(2,170)	(4,784)
Proceeds from sale of assets	1,315	10
Other, net	--	218
Net cash (used for) investing activities from continuing operations	(855)	(4,556)
Net cash provided by/(used for) investing activities from discontinued operations	29,864	(268)
Net cash provided by/(used for) investing activities	29,009	(4,824)
Cash flows from financing activities
Proceeds from additional borrowings	--	12,987
Repayments of debt	(22,083)	(7,143)
Cash dividends paid	(2,562)	(2,592)
Stock repurchased under employee stock option & purchase plans	(1,862)	(292)
Stock issued under employee stock option & purchase plans	1,776	349
Other, net	--	(487)
Net cash (used for)/provided by financing activities from continuing operations	(24,731)	2,822
Net cash provided by/(used for) financing activities from discontinued operations	--	--
Net cash (used for)/provided by financing activities	(24,731)	2,822
Effect of exchange rate changes on cash	(70)	40
Net change in cash and cash equivalents	(1,742)	(1,026)
Cash and cash equivalents at beginning of year	32,590	23,691
Cash and cash equivalents at end of period	$ 30,848	$ 22,665
Supplemental disclosure of cash flow information:
Cash paid during the three months for:
Interest	$ 916	$ 1,180
Income taxes	$ 3,505	$ 386
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations, cash flows and comprehensive income for the three months ended September 30, 2006 and 2005 and the financial position of the Company at September 30, 2006.  The interim results are not necessarily indicative of results for a full year.  The condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosure contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2006.  The condensed consolidated balance sheet at June 30, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The prior year financial statements have been reclassified to report the discontinued operations discussed in Note 3.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2006.

2.

Significant Accounting Policies

New Pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158).

SFAS 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as an asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. This reporting requirement becomes effective for our consolidated financial statements as of June 30, 2007 year-end. The provisions of SFAS 158 are to be applied on a prospective basis; therefore, prior periods presented will not be restated. The Company is evaluating the impact of this statement.

Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. This provision becomes effective for our fiscal year ending on June 30, 2009. The funded status of the majority of our pension and other postretirement benefit plans are currently measured as of March 31.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for us on July 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The adoption of SFAS 157 is not expected to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Interpretation No. 48 is effective for our fiscal years beginning July 1, 2007.  We are currently evaluating the effect of adopting this interpretation.

3.

Discontinued Operations

The results from discontinued operations during the quarter include the gains recognized upon the completion of the sales of the Standard Publishing and the Berean Christian Stores businesses.  As previously discussed, these businesses no longer strategically fit with our other operating segments, providing us no opportunities to leverage cost structures or achieve meaningful synergies.  We also determined that our capital resources could be better allocated among those businesses in our other operating segments that offered us opportunities for growth.  In July 2006, we sold substantially all the assets of the Standard Publishing business in an all cash transaction.  We recognized a pre-tax gain of $10.1 million in this transaction, including the recognition of a $334,000 pension curtailment loss.  In August 2006, we sold substantially all the assets of the Berean Christian Stores business in an all cash deal resulting in the recognition of a pre-tax gain of $200,000.  In connection with Berean, we were party under a number of operating leases for existing stores and one closed store.  The store leases in this transaction were assigned to the purchaser of the business for the remaining initial terms of the lease at the stated lease costs.  In conjunction with the transaction one existing location was closed.  For the one closed location, we recognized a liability of $285,000 representing the difference between the expected sub-lease rental income and the rental costs.  This obligation was netted against the gain recognized on the sale of Berean.

In March 2006, we entered into a plan to dispose of certain assets of our USECO product lines.  USECO, which was part of our Food Service Equipment Group, manufactures and sells rethermalization systems for meal deliveries to institutions, including governmental institutions, and under sink food disposals.  We have determined that the product lines of USECO do not strategically fit with the other products offered by the Food Service Equipment Group.  We also determined that the markets this business serves are not growing.  We continue to actively market the businesses and have committed to a plan to sell the businesses of USECO.  Subsequent to the end of the quarter, we completed the sale of a portion of USECO.  We expect to recognize a gain on this transaction of approximately $250,000 in the second quarter of fiscal 2007.

The following summarizes the activities associated with discontinued operations (in thousands):

	Three Months Ended
	September 30,
	2006	2005
Net sales	$ 4,048	$ 20,499

Loss from discontinued operations	(409)	(851)
Provision for income taxes	157	307
Gain on disposal, net of tax of $3,952, and $0	6,394	--
Income from discontinued operations, net of taxes	$ 6,142	$ (544)

The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets are as follows (in thousands):

	September 30,	June 30,
	2006	2006
Assets:
Accounts receivable, net	$ 727	$ 6,512
Inventories	447	15,968
Prepaid expenses and other current assets	-	1,559
Total current assets	1,174	24,039

Property, plant and equipment, net	46	3,593
Other non-current assets	-	495
Goodwill	-	1,571
Total non-current assets	46	5,659
Total assets of discontinued operations	$1,220	$29,698

Liabilities:
Accounts payable	$ 407	$ 8,208
Accrued payroll and benefits	904	2,523
Total Current liabilities	$1,311	$10,731
Non-current liabilities	30	506
Total liabilities of discontinued operations	$1,341	$11,237

4.

Goodwill

Changes to goodwill during the current fiscal year were as follows (in thousands):

Balance at June 30, 2006	$73,272
Additions	281
Dispositions	--
Translation	(14)
Balance at September 30, 2006	$73,539

During the three months ended September 30, 2006, the Company recorded an additional $281,000 in connection with the acquisition of Innovent and the related costs to relocate and consolidate the Netherlands based operations to Germany.  SFAS No. 142 requires that the Company assess goodwill and intangible assets with indefinite lives for impairment at least annually, or on an interim basis if events or circumstances indicate, based on the fair value of the related reporting unit or intangible asset.  The Company performs its annual impairment assessment in the fourth quarter of each year.

5.

Inventories

Inventories are valued at the lower of cost or market.  Cost is determined using the first in, first out method.  Inventories at September 30, 2006 and June 30, 2006 are comprised of the following (in thousands):

	September 30,	June 30,
	2006	2006
Raw materials	$36,845	$35,184
Work in process	21,159	20,352
Finished goods	19,842	20,215
Total	$77,846	$75,751

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying Condensed Statements of Consolidated Income and were as follows for the three months ended September 30, 2006 and 2005:

	2006	2005
Quarter	$6,858	$6,904

6.

Debt

Debt is comprised of the following (in thousands):

	September 30,	June 30,
	2006	2006
Bank credit agreements	$ 41,275	$ 64,000
Institutional investors – note purchase agreements
5.94% to 6.80% (due 2007-2013)	50,000	50,000
Other 3.62% to 7.25% (due 2007-2019)	4,244	3,602
Total	95,519	117,602
Less current portion	(6,790)	(3,873)
Total long-term debt	$88,729	$113,729

The Company has a 5 year $150 million revolving credit facility (the facility) with nine participating banks, which expires in December 2010.  Proceeds under the facility may be used for general corporate purposes or to provide financing for acquisitions.  The agreement contains certain covenants including limitations on indebtedness and liens.  Borrowings under the agreement bear interest at a rate equal to the sum of a base rate or a Eurodollar rate, plus an applicable percentage based on the Company’s consolidated leverage ratio, as defined by the agreement.  The effective interest rate at September 30, 2006 was 6.0875%.  Borrowings under the agreement are not collateralized.  As of September 30, 2006, the Company had the ability to borrow an additional $91.0 million under the agreement.

The Company’s loan agreements contain certain provisions relating to the maintenance of certain financial ratios and restrictions on additional borrowings and investments.  The most restrictive of these provisions requires that the Company maintain a minimum ratio of earnings to funded debt, as defined, on a trailing twelve months basis.  At September 30, 2006, the Company was in compliance with all debt covenants.

Debt is due as follows (in thousands):

2007

$6,790

2008

3,571

2009

28,571

2010

42,571

2011

3,571

Thereafter

10,445

7.

Retirement Benefits

In the fiscal year ended June 30, 2005, the Company recorded a net pension and post retirement expense of $7.6 million.  The Company expects to report a net pension and post retirement expense of approximately $6.7 million in the current fiscal year.  Pension and other post-retirement expense for the three month period ending September 30, 2006 and 2005 were as follows (in thousands):

U.S. Plans:

	Pension Benefits		Other Post Retirement Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$ 1,101	$ 1,347	$ 6	$ 5
Interest cost	3,065	2,962	32	34
Expected return on plan assets	(4,067)	(4,050)	--	--
Amortization of prior service costs	43	1	--	--
Curtailment	334	--	--	--
Recognized actuarial loss	1,011	61	(14)	(11)
Amortization of transition obligation	1	1,146	56	56
Net periodic benefit cost	$ 1,488	$ 1,467	$ 80	$84

Foreign Plans:

	Pension Benefits
	Three Months Ended
	September 30,
	2006	2005
Service cost	$ 45	$ 218
Interest cost	458	406
Expected return on plan assets	(375)	(313)
Amortization of prior service costs	217	(13)
Recognized actuarial loss	7	166
Net periodic benefit cost	$ 352	$ 464

The current quarter includes a curtailment charge taken as a result of the disposition of the Consumer Group.  Contributions to pension plans in the first three months of fiscal 2007 were approximately $731,000.  Contributions based on current actuarial evaluations are expected to total $3.7 million for all of fiscal 2007, including planned voluntary contributions.  Cash contributions in subsequent years will depend upon a number of factors including the investment performance of the plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

8.

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2006	2005
Basic – Average shares outstanding	12,217	12,237
Effect of dilutive securities – Stock options and unvested stock awards	219	309
Diluted – Average shares outstanding	12,436	12,546

Income available to common stockholders is the same for computing both basic and diluted earnings per share.  Options to purchase 3,470 and 85,920 shares of common stock were not included in the computation of diluted earnings per share for the three months ended September 30, 2006 and 2005, respectively. Such options have been excluded because the options’ exercise prices were greater than the average market price of the common stock on those dates and, as a result, their inclusion would have been antidilutive.

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

	Three Months Ended September 30,
	Involuntary
	Employee
	Severance
	and Benefit	Shutdown
	Costs	Costs	Total
Expense – Fiscal 2007
Cash expended	$23	$ 14	$ 37
Accrual/non-cash	43	26	69
Total expense	$66	$ 40	$106

Expense – Fiscal 2006
Cash expended	$48	$ 92	$140
Accrual/non-cash	4	30	34
Total expense	$52	$122	$174

	Three Months Ended September 30,
	2006	2005
Accrued Balances
Balance, beginning of period	$ 105	$ 301
Payments	(142)	(469)
Additional accrual	106	174
Balance, end of period	$ 69	$ 6

The restructuring costs related to the following segments:

	Three Months Ended
	September 30,
	2006	2005
Food Service Equipment Group	$ --	$ 52
Air Distribution Products Group	--	114
Hydraulics Group	--	--
Engraving Group	--	8
Engineered Products	106	--
Total expense	$ 106	$ 174

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

11.

Comprehensive Income

Total comprehensive income and its components for the three months ended September 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended
	September 30,
	2006	2005
Net income:	$12,131	$5,429
Other comprehensive gains:
Foreign currency translation adjustments	376	1,520
Comprehensive income	$12,507	$6,949

The components of accumulated other comprehensive losses are as follows (in thousands):

	September 30,	June 30,
	2006	2006
Foreign currency translation adjustment	$ 10,870	$ 10,494
Additional minimum liability (net of $17.8 million tax)	(31,494)	(31,494)
Accumulated other comprehensive loss	$(20,624)	$(21,000)

12.

Income Taxes

The provision for income taxes for continuing operations differs from that computed using Federal income tax rates for the following reasons:

	Three Months Ended
	September 30,
	2006	2005
Statutory tax rate	35.0%	35.0%
Non-U.S.	(0.6)	(1.3)
State taxes	1.7	2.5
Other including change in contingency	(1.6)	(1.4)

Effective income tax rate	34.5%	34.8%

13.

Industry Segment Information

The Company is composed of five business segments.  Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Operating income by segment below excludes interest expense and income (in thousands).

	Three Months Ended September 30,
	Net Sales		Income from Operations
	2006	2005	2006	2005
Segment:
Food Service Equipment Group	$ 65,619	$65,739	$ 4,957	$ 7,625
Air Distribution Products Group	29,801	35,446	2,184	3,016
Hydraulics Group	10,250	9,956	1,748	1,475
Engraving Group	21,417	19,069	2,805	1,937
Engineered Products Group	22,403	19,671	2,001	1,923
Restructuring	--	--	(106)	(174)
Corporate and other operating (expenses)/income	--	--	(3,403)	(5,380)
Total	$149,490	$149,881	$ 10,186	$ 10,422

ITEM 2

STANDEX INTERNATIONAL CORPORATION

Management's Discussion and Analysis of

Financial Condition and Results of Operations

Statements contained in the following “Management’s Discussion and Analysis” that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” "may,"  “will,” "expect," "believe," "estimate," "anticipate," ”intends,” "continue," or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company’s business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired.  These factors include, but are not limited to general and international economic conditions, including more specifically conditions in the automotive, aerospace, energy, housing and general transportation markets, specific business conditions in one or more of the industries served by the Company, lower-cost competition, the relative mix of products which impact margins and operating efficiencies, both domestic and foreign, new EPA emission regulations affecting our Hydraulics Products Group, market demand, in certain of our businesses, the impact of higher raw material and component costs, particularly steel, petroleum based products, refrigeration components and rhodium, uncertainty in the mergers and acquisitions market generally, an inability to realize the expected cost savings from the implementation of lean enterprise manufacturing techniques, the  completion of the ramp-up and improved operations performance of  manufacturing operations at the Company's new plant in Mexico, and the inability to achieve the savings expected from the sourcing of raw materials from and implementation of manufacturing in China and the inability to achieve synergies contemplated by the Company.  In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

Overview

We are a leading producer of a variety of products and services for diverse market segments.  We have five reporting segments:  Food Service Equipment Group, Air Distribution Products (ADP) Group, Engraving Group, Hydraulics Products Group and Engineered Products Group.  Because these segments serve different markets, the performance of each is affected by different external and economic factors.

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

As part of our strategy, we are focusing our resources on those businesses where synergies can be leveraged to enhance the performance of the individual businesses.  Consistent with this strategy, we committed to a plan in fiscal 2006 to divest the businesses within the Consumer Products Group.  We completed this divestiture process in the first quarter of fiscal 2007, resulting in the recognition of a $10.3 million gain in discontinued operations during the first quarter of fiscal 2007.

During fiscal 2006, we completed two acquisitions in furtherance of our strategy of growth in profitable businesses.  In November 2005, we acquired substantially all the assets of Kool Star, a manufacturer of walk-in refrigeration units, expanding our refrigerated walk-in cooler and freezer product line by providing improved access to the growing southwestern U.S. market, where our presence has not been strong.  Also in November 2005, we completed the purchase of substantially all the assets of Innovent Specialty Products, a manufacturer of processing tooling with locations in Massachusetts and the Netherlands.  Innovent provides us access to complementary markets where the products and technology of our Engraving Group can be adapted. We continue to pursue other acquisition opportunities.

In addition to our strategic objectives, we are continually looking to reduce our operating costs and to better reach new customers and markets not served by our existing operations.  We are achieving these goals through sourcing products and materials from China and other lower cost providers, transferring manufacturing activities to lower cost countries such as Mexico and China, making capital expenditures to increase automation and implementing lean enterprise throughout our production facilities.  In fiscal 2006, we completed construction of a manufacturing facility in Mexico and commenced manufacturing activities there in the third quarter of fiscal 2006.   Upon completion of the facility, we relocated manufacturing activities to that facility from two locations, one in Tennessee and the other in Colorado.  Both properties were sold during fiscal year 2006.   The Company also relocated the manufacturing activities of Kool Star immediately following the close of that acquisition to our facility in Mexico.

In China, we established two new manufacturing locations, one to capitalize on the market for the Engraving Group and the second to establish a lower cost assembly operation for the Engineered Products Group.  Production output by the end of the first quarter exceeded our expectations, nearing the breakeven mark after operating for only one quarter.

Our first quarter in fiscal 2007 ended with some indications of a slowdown in certain businesses mixed with some strong performances in several of our other businesses.  A detailed discussion by segment is set forth below.  We monitor a number of key performance indicators including net sales, income from operations, backlog and gross profit margin.  A discussion of these key performance indicators is included within the discussion below.  Unless otherwise noted, references to years are to fiscal years.

Consolidated Results from Continuing Operations (in thousands):

	Three Months Ended
	September 30,
	2006	2005

Net sales	149,490	149,881
Gross profit margin	28.8%	28.6%
Other operating income/(expense)	1,113	(7)
Restructuring expense	(106)	(174)
Income from operations	10,186	10,422

Backlog as of September 30	100,229	95,492

Net Sales

Three Months Ended
September 30,
2006
Net sales, prior period	$ 149,881
Components of change in sales:
Effect of acquisitions	4,300
Effect of exchange rates	800
Organic sales change	(5,491)
Net sales, current period	$ 149,490

Net sales for the quarter decreased $391,000 when compared to the same period of fiscal 2006, a less than 1% decrease.  Acquisitions added $4.3 million in sales during the quarter, while exchange rates resulted in increased sales of approximately $800,000.  After taking these into consideration, organic sales decreased by approximately 3.7% over the first quarter of last year.  The decrease was largely attributable to the ADP Group and, to a lesser extent, the Food Service Equipment Group.  Revenue increases were noted in all other segments.  A further discussion by segment follows.

Gross Profit Margin

Our consolidated gross profit margin increased to 28.8% for the quarter ended September 30, 2006, versus 28.6% in the same quarter of last year.  Margin improvements occurred in the ADP, Engraving and Hydraulics Products Groups.  These improvements were offset by a decline in margins in the Food Service Equipment Group, due primarily to manufacturing inefficiencies and volume declines within certain brands.

Other Operating Income/(Expense) and Restructuring

We include restructuring charges and certain other operating expenses and income as separate line items.  “Other operating income (expense)” includes gains or losses on the sale of assets.  During the first quarter of fiscal 2007, we recorded a gain of approximately $1.1 million associated with the sale of excess land connected to our corporate offices.  We also incurred restructuring charges of $106,000 in the first quarter ended September 30, 2006, largely in connection with the consolidation of manufacturing activities into Ohio for our Engineered Products Group.

Income from Operations

For the three months ended September 30, 2006, income from operations was consistent with that noted in the same period one year earlier, decreasing slightly by $236,000, a 2.3% change.  Improvements in income from operations occurred in the Hydraulics, Engraving and Engineered Products Groups, but these were offset by decreases in the Food Service Equipment and ADP Groups.  A detailed explanation by segment follows.

Income Taxes

Our effective income tax rate for the three months ended September 30, 2006 was 34.5%, a slight decrease from 34.8% in the same period in fiscal 2006.  This change is more fully explained in the Notes to Condensed Consolidated Financial Statements.

Backlog

For the period ended September 30, 2006, backlog increased $4.7 million, a 5.0% increase from the same period one year earlier.  All segments except the ADP and Engineered Products Groups reported higher backlog for the current year first quarter.  The most significant improvement came in our Engraving Products Group, whose backlog increased by more than $5 million, or over 50%, when compared to the same period one year earlier.  This positive improvement was offset by the decrease in backlog in the Hydraulics Products Group.  Sales within the Hydraulics segment are expected to be impacted negatively in the near term by the changes being made to Class VIII trucks to lower emissions standards.

Segment Analysis

Net Sales

The following table presents net sales by business segment (in thousands):

	Three Months Ended
	September 30,
	2006	2005
Food Service Equipment Group	$ 65,619	$ 65,739
Air Distribution Products Group	29,801	35,446
Hydraulics Products Group	10,250	9,956
Engraving Group	21,417	19,069
Engineered Products Group	22,403	19,671
Total	$149,490	$149,881

Food Service Equipment Group

Net sales for the Group were largely unchanged, decreasing $120,000, or less than 1.0%, when compared to the same period one year earlier.  The Kool Star acquisition added $1.9 million, while the effects of foreign exchange rates on sales added an additional $300,000.  When removing the effect of acquisitions and foreign exchange, sales decreased $2.3 million when compared to the same period one year earlier.  In the first quarter of fiscal 2006, sales benefited from the completion of several large rollouts with national accounts in the U.S. and the U.K. affecting our Master-Bilt walk-in coolers and freezers and our BKI branded products.  This business did not repeat in fiscal 2007.  Demand for refrigerated cabinets and walk-in coolers and freezers across the various brands remained strong, especially cabinets in our scientific line of products.  In addition, the sales performance in our pump business improved.  With continued improvements in production output in our manufacturing facility in Mexico, our pump business has been able to reduce some of its backlog which had grown during the relocation of the manufacturing activities in fiscal 2006.

Air Distribution Products Group

Sales decreased $5.6 million, or 15.9%, from the first quarter of fiscal 2006.  We believe the decrease is attributable to a slowdown in new home construction in the principal markets served by ADP.  Residential housing starts in the U.S. have decreased over 19% while new residential building permits have decreased over 27% according to the U.S. Census Bureau for the quarter ended September 30, 2006.  ADP is pursuing opportunities to capture market share in areas not principally served by us in the past.  This includes pursuing additional big box retail locations for distribution of our products and seeking further geographical penetration with several national wholesalers, leveraging our nationwide manufacturing capabilities.  Current outlooks indicate that lower housing starts will continue.

Hydraulics Products Group

Sales increased $294,000, or 3.0%, from the first quarter of fiscal 2006.  This increase is attributable to the continued strength in the U.S. truck market.  Recent indicators, including backlog for this segment, have pointed to a slow down in the dump truck and trailer industry.  Effective January 1, 2007, new Federal regulations requiring the reduction in emissions of Class VIII heavy trucks will be enacted.  These regulations will require changes to existing diesel engine technology used in heavy trucks that will result in higher fuel consumption and a higher purchase cost.  We expect these regulations will result in a decrease to sales for this segment in calendar 2007.

Engraving Group

Net sales of the Engraving Group increased by $2.4 million, or 12.3%, when compared to the first quarter of fiscal 2006.  This increase is attributable to several factors, the largest of which is the effect of the acquisition of Innovent. The improvement is also attributable to the increased sales performance within the Group's mold texturization products, both in the United States and in the international markets served by this Group. Many automotive customers are revamping existing models and introducing new models to combat the soft auto demand.  Each revamp and new model results in mold texturization business for the Group. Net sales across many of the Group’s core product offerings, including rolls and plate engraving, and embossing equipment businesses were up as well when compared to the same period in fiscal 2006.

Engineered Products Group

Net sales of the Engineered Products Group increased $2.7 million, or 13.8%, when compared to the same period one year earlier.  Our metal spinning businesses accounted for 71% of the sales growth, benefiting from strong demand in the aviation industry while strong demand for our products within the energy industry continued.  Our electronics businesses accounted for the remainder of the increased sales, attributable to strong demand in sensors for appliances and the effect of price increases implemented to offset the cost of raw materials.

Income from Operations

The following table presents income from operations by business segment (in thousands):

	Three Months Ended
	September 30,
	2006	2005
Food Service Equipment Group	$ 4,957	$ 7,625
Air Distribution Products Group	2,184	3,016
Engraving Group	2,805	1,937
Hydraulics Group	1,748	1,475
Engineered Products Group	2,001	1,923
Restructuring	(106)	(174)
Corporate and Other Operating Expenses	(3,403)	(5,380)
Total	$10,186	$10,422

Food Service Equipment Group

Income from operations for the quarter ended September 30, 2006 decreased $2.7 million, or 35.0% when compared to the same period one year earlier.  This decrease is largely attributable to the performance of our Master-Bilt and BKI brands.  Our Master-Bilt branded refrigerated cabinets and walk-in coolers experienced sales declines during the current quarter as discussed above.  In response to the decreased sales, we took several steps to help control costs including reducing headcount and an intentional reduction in inventory production resulting in lower absorption of factory overhead costs.  These steps, in particular the reduction in inventory production and resulting lower absorption, resulted in lower margins.  We believe that the reduction in sales volume is short term and sales will improve over the next several quarters.  Further, with the corrections made to production levels, inventory levels have been reduced positioning the factory to maintain more normal production output levels to meet the expected sales volume.  Our BKI brand’s operating income declined as well with the decrease in sales volume, a change in sales mix to lower margin items and one-time costs associated with several management position transitions all adding to the decrease during the quarter.  These decreases offset the positive performance of our Nor-Lake brands during the quarter.  With increased sales to key national accounts and buying groups coupled with a positive shift in sales mix to more profitable products, Nor-Lake increased operating income in the quarter.

Air Distribution Products Group

Income from operations of the ADP Group decreased $832,000, or 27.6% when compared with the same quarter of last year.  With sales declines discussed above of $5.6 million, ADP successfully maintained gross margins and took several cost saving steps including headcount reductions to offset the decline in sales and maintain gross margins.

Engraving Group

Income from operations increased $868,000, or 44.8%, when compared to the same quarter in the prior year.  A combination of the Innovent acquisition and the use of technologies in the manufacturing process in our mold texturization businesses contributed to this improved performance.  Our Engraving Group has focused on leveraging its sales infrastructure to help the Innovent branded products increase their market share in developing countries.  We believe that the growth for Innovent’s products will largely come from developing countries in the future.  In addition to the growth in new markets, many of the Engraving Group’s businesses have engineered solutions for their customers, often providing savings opportunities in materials as well as using technology to present solutions.  This strength in engineering capabilities positions our Engraving Group to create opportunities for growth in the future.

Hydraulics Products Group

Income from operations increased $273,000, or 18.5% when compared to the same period one year earlier.  The combination of increased sales, high production levels and improved materials costs all contributed to the improvement.  With the volume of business the Hydraulics Products Group has experienced in the last twelve months, the production has increased, resulting in higher absorption of overhead costs.  This business has also benefited from some material price improvements in steel tubing when compared to the same period one year earlier.

Engineered Products Group

Income from operations was largely unchanged from the same period one year earlier, reporting a $78,000 increase, or 4.1%.  In the prior year, one of our metal spinning businesses received a one-time price adjustment which resulted in an additional $235,000 in operating income in the prior year.  Removing this adjustment, income from operations increased more than 18%.  The improved performance is largely attributable to the performance of our metal spinning businesses, whose sales increases were discussed above.  Despite the overall improvements, performance was negatively impacted by sales mix changes between energy-related and aerospace customers resulting in lower margins.  Our electronics business experienced additional overhead costs during the quarter, resulting in flat income from operations despite the growth in sales.  This business opened a new manufacturing facility in China, which is ahead of our plan in terms of cost recovery.  We expected the facility to break even after approximately six months of operation, but it reached breakeven in half that time.  With operations in North America, Europe and now China, our electronics business is more capable of serving our multi-national accounts worldwide.

Corporate and Other Operating Expenses

Corporate and other operating expenses decreased $2.0 million, or 36.7%, when compared to the same period one year earlier.  Included in the current year performance is a gain on the disposition of excess corporate land of $1.1 million.  Excluding the gain, expenses decreased $864,000, or 16%.  A combination of decreased pension costs, decreases in stock-based compensation and a decrease in professional fees all contributed to the decline.

Discontinued Operations

The results from discontinued operations during the quarter include the gains recognized upon the completion of the sales of the Standard Publishing and the Berean Christian Stores businesses.  As previously discussed, these businesses no longer strategically fit with our other operating segments, providing us no opportunities to leverage cost structures or achieve any synergies.  We also determined that our capital resources could be better allocated among those businesses in our other operating segments that offered us opportunities for growth.  In July 2006, we sold substantially all the assets of the Standard Publishing business in an all cash deal.  We recognized a pre-tax gain of $10.1 million in this transaction.  In August 2006, we sold substantially all the assets of the Berean Christian Stores business in an all cash deal resulting in the recognition of a pre-tax gain of $200,000.  In connection with Berean, we were party under a number of operating leases for existing stores and one closed store.  The store leases in this transaction were assigned to the purchaser of the business for the remaining initial terms of the lease at the stated lease costs.  For the one closed location, we recognized a liability of $285,000 representing the difference between the expected sub-lease rental income and the rental costs.

In March 2006, we entered into a plan to dispose of certain assets of our USECO product lines.  USECO, which was part of our Food Service Equipment Group, manufactures and sells rethermalization systems for meal deliveries to institutions, including governmental institutions, and under sink food disposals.  We have determined that the product lines of USECO do not strategically fit with the other products offered by the Food Service Equipment Group.  We also determined that the markets that this business serves are not growing.  We continue to actively market the businesses and have committed to a plan to sell the businesses of USECO.  Subsequent to the end of the quarter, we completed the sale of a portion of USECO.  We expect to recognize a gain on this transaction of approximately $250,000 in the second quarter of fiscal 2007.

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash Flows

Three Months Ended September 30, 2006

For the three months ended September 30, 2006, operating activities from continuing operations used $149,000 in cash, as compared to the generation of $978,000 in cash for the same period one year earlier.  The use of cash is attributable to several factors.  Net working capital levels for continuing operations (defined as accounts receivable plus inventories less accounts payable) increased $8.2 million when compared period over period, taxes paid increased more than $3 million when compared period over period and accrued expenses decreased over $4.6 million in the three month period, primarily due to the timing of payments.  Discontinued operations used $5.8 million from operating activities, while the completion of the sale of the Consumer Products Group provided $29.9 million in proceeds.  In addition, the sale of assets generated an additional $1.3 million in proceeds.  These funds were used to fund capital expenditures of $2.2 million, pay dividends of $2.6 million and pay down debt by $22.1 million.

Liquidity and Capital Resources

Our primary cash requirements include working capital, interest and mandatory debt payments, capital expenditures, operating lease payments, pension plan contributions and dividends.  We expect to spend between $7 million and $10 million on capital expenditures in fiscal 2007.  The Company expects that depreciation will be approximately $13 million for fiscal year 2007.  The primary sources of cash for each of the Company’s requirements are cash flows from continuing operations and borrowings under our revolving credit facility.

In addition, we anticipate that any cash needed for future acquisition opportunities would be obtained from borrowings under the revolving credit facility or other sources of liquidity available to us.  We have available borrowing capacity of up to $91.0 million as of September 30, 2006 under the revolving credit facility.

The Company sponsors a number of defined benefit and defined contribution retirement plans.  We have evaluated the current and long-term cash requirements of these plans.  As noted above, the operating cash flows from continuing operations are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

Borrowings under the revolving credit facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio, as defined in the revolving credit facility.  The effective rate interest rates for borrowings outstanding were 6.0875% and 6.24%, respectively, at September 30, 2006 and June 30, 2006.  The annual facility fee in effect on our Revolving Credit Facility at September 30, 2006 was .175%.

The following table sets forth the Company’s capitalization at September 30, 2006 and June 30, 2006:

	September 30,	June 30,
	2006	2006
Short-term debt	$ 6,790	$ 3,873
Long-term debt	88,729	113,729
Total debt	95,519	117,602
Less cash	30,848	32,590
Total net debt	64,671	85,012
Stockholders’ equity	210,855	200,295
Total capitalization	$275,526	$285,307

The Company’s net debt decreased by $20.3 million at September 30, 2006.  The Company’s net debt to capital percentage was 23.5% at September 30, 2006 compared to 29.8% at June 30, 2006.

The Company has an insurance program in place for certain retired executives.  Current executives and new hires are not eligible for this program.  The underlying policies have a cash surrender value of $23.1 million and are reported net of loans of $12.5 million for which the Company has the legal right of offset.  These policies have been purchased to fund supplemental retirement income benefits for certain retired executives.  The aggregate value of future obligations was approximately $2.6 million and $2.8 million at September 30, 2006 and June 30, 2006, respectively.

The Company has a revolving credit agreement with nine participating banks.  The agreement provides the Company with the ability to borrow up to $150 million at competitive interest rates, with an option to the Company to increase the facility up to $225 million.  The agreement will expire in December 2010.  As such, borrowings outstanding under this facility have been classified as long-term liabilities.  The Company believes that these resources, along with the cash flow generated from operations, will be sufficient to meet its anticipated cash funding needs for the foreseeable future.

The revolving credit facility contains customary affirmative and negative covenants.  Among other restrictions, they require that the Company meet specified financial tests, including minimum levels of earnings from operations before interest, taxes, depreciation, and amortization (EBITDA), and various debt to EBITDA ratios.  The covenants also limit, but do not preclude, the Company’s ability to incur additional debt, merge with other entities, create or become subject to liens and sell major assets.  At September 30, 2006, the Company was in compliance with the applicable financial covenants, and based upon its current plans and outlook, believes that it will continue to be in compliance with these covenants during the coming twelve-month period.

The Company is contractually obligated under various operating leases for real property.  No significant leases were consummated in the first three months of fiscal 2007.

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

Seasonality – Historically, the fourth quarter has been the best quarters for our consolidated financial results.  The fourth quarter performance of the Food Service Equipment and ADP Groups have historically been enhanced by increased activity in the construction of food retail outlets and the home building industry, respectively.

Critical Accounting Policies

The Condensed Consolidated Financial Statements include accounts of the Company and all its subsidiaries.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Condensed Consolidated Financial Statements, giving due consideration to materiality.  Although we believe that materially different amounts would not be reported due to the accounting policies adopted, the application of certain accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  We have listed in our Annual Report on Form 10-K for the year ended June 30, 2006 a number of accounting policies which we believe to be the most critical.  Nothing has changed in respect to those disclosures.

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

Interest Rate

The Company's interest rate exposure is limited primarily to interest rate changes on its variable rate borrowings. From time to time, the Company will use interest rate swap agreements to modify our exposure to interest rate movements.  At September 30, 2006, the Company has no outstanding interest rate swap agreements.  A hypothetical 1% point increase in interest rates would cost the Company approximately $268,000 in additional interest expense on an annual basis.

The Company also has $50 million of long-term debt at fixed interest rates as of September 30, 2006.  There would be no immediate impact on the Company's interest expense associated with its long-term debt due to fluctuations in market interest rates.  There has been no significant change in the exposure to changes in interest rates from June 30, 2006 to September 30, 2006.

Concentration of Credit Risk

The Company has a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of September 30, 2006, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

In recent quarters, the ADP, Engineered Products, Hydraulics Products and Food Service Equipment Groups experienced price increases for steel products, other metal commodities and petroleum based products.  Among those items impacted were the prices of galvanized steel strip, stainless steel and carbon steel sheet material, copper wire, refrigeration components and foam insulation.  These are key elements in the products manufactured in these segments.  Our affected divisions have implemented price increases intended on fully offsetting the increases in steel.  The implemented price increases in the Food Service Equipment Group did not fully offset the higher material costs.  As a result, additional price increases are being implemented or planned to be implemented.  While these higher prices are expected to be accepted by our customers there can be no certainty that the price increases implemented will in fact be accepted by our customers.  The ultimate acceptance of these price increases will be impacted by our affected divisions’ respective competitors and the timing of their price increases.

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

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls during the quarterly period ended September 30, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(e)

The following table provides information about purchases by the Company during the quarter ended September 30, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ending September 30, 2006
Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 – July 31, 2006	399	$29.64	399	930,379
August 1, 2006 – August 31, 2006	25,972	$29.40	25,972	904,407
September 1, 2006 – September 30, 2006	10,900	$29.57	10,900	893,507
Total	37,271	$29.45	37,271	893,507

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

STANDEX INTERNATIONAL CORPORATION

Date:	November 7, 2006	/s/ CHRISTIAN STORCH
Christian Storch
Vice President/CFO

Date:	November 7, 2006	/s/ TIMOTHY S. O'NEIL
Timothy S. O'Neil
Chief Accounting Officer