Form 10-Q
period 2006-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 2007-02-08
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2006	Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	31-0596149
(State of incorporation)	(IRS Employer Identification No.)

6 MANOR PARKWAY, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Registrant's Common Stock outstanding on February 6, 2007 was 12,442,640.

STANDEX INTERNATIONAL CORPORATION

I N D E X

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Condensed Statements of Consolidated Income for the Three and

Six Months Ended December 31, 2006 and 2005 (Unaudited)

2

Condensed Consolidated Balance Sheets, December 31, 2006 and

June 30, 2006 (Unaudited)

3

Condensed Statements of Consolidated Cash Flows for the

Six Months Ended December 31, 2006 and 2005 (Unaudited)

4

Notes to Condensed Consolidated Financial Statements (Unaudited)

5

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

14

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

22

Item 4.

Controls and Procedures

24

PART II.

OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

24

Item 4.

Submission of Matters to a Vote of Security Holders

25

Item 6.

Exhibits

25

PART I. FINANCIAL INFORMATION
ITEM 1

STANDEX INTERNATIONAL CORPORATION
Condensed Statements of Consolidated Income
(In thousands, except per share data)
(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net sales	$ 139,268	$138,170	$ 288,758	$ 288,051
Cost of sales	(100,799)	(98,330)	(207,232)	(205,354)
Gross profit	38,469	39,840	81,526	82,697
Selling, general and administrative expenses	(30,334)	(31,563)	(64,212)	(63,817)
Other operating income/(expense)	(42)	669	1,071	662
Restructuring	(184)	(614)	(290)	(788)
Total operating expenses	(30,560)	(31,508)	(63,431)	(63,943)
Income from operations	7,909	8,332	18,095	18,754

Interest expense	(1,548)	(1,719)	(3,370)	(3,652)
Other non-operating income/(expense), net	11	(72)	792	610

Income from continuing operations before income taxes	6,372	6,541	15,517	15,712
Provision for income taxes	(1,602)	(2,225)	(4,758)	(5,423)
Income from continuing operations	4,770	4,316	10,759	10,289

Income from discontinued operations, net of taxes	48	1,046	6,190	502
Net income	$ 4,818	$ 5,362	$ 16,949	$ 10,791

Basic earnings per share:
Continuing operations	$0.39	$0.35	$ 0.88	$0.84
Discontinued operations	0.01	0.09	0.51	0.04
Total	$0.40	$0.44	$1.39	$0.88
Diluted earnings per share:
Continuing operations	$0.38	$0.34	$0.86	$0.82
Discontinued operations	0.00	0.09	0.50	0.04
Total	$0.38	$0.43	$1.36	$0.86
Cash dividends per share	$0.21	$0.21	$0.42	$0.42

See notes to condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)
	December 31,	June 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$ 31,108	$ 32,590
Receivables, net	79,631	92,798
Inventories, net	85,448	75,751
Prepaid expenses and other current assets	2,187	3,392
Deferred tax asset	13,366	14,479
Current assets - discontinued operations	395	24,039
Total current assets	212,135	243,049

Property, plant and equipment	217,060	210,553
Less accumulated depreciation	(120,414)	(113,481)
Property, plant and equipment, net	96,646	97,072

Other assets:
Prepaid pension cost	31,463	30,639
Goodwill, net	73,068	73,272
Non-current assets – discontinued operations	68	5,659
Other non-current assets	29,782	28,982
Total non-current assets	231,027	235,624
Total assets	$ 443,162	$ 478,673

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 4,229	$ 3,873
Accounts payable	47,643	54,534
Income taxes	5,051	4,125
Accrued expenses	40,051	42,547
Current liabilities – discontinued operations	641	10,731
Total current liabilities	97,615	115,810
Long-term debt (less current portion included above)	85,158	113,729
Deferred pension and other liabilities	48,692	48,333
Non-current liabilities – discontinued operations	--	506
Stockholders' equity:
Common stock	41,976	41,976
Additional paid-in capital	25,169	25,572
Retained earnings	427,021	415,205
Accumulated other comprehensive loss	(20,642)	(21,000)
Treasury shares	(261,827)	(261,458)
Total stockholders' equity	211,697	200,295
Total liabilities and stockholders’ equity	$ 443,162	$ 478,673

See notes to condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Condensed Statements of Consolidated Cash Flows
(In thousands)
(Unaudited)
	Six Months Ended
	December 31,
	2006	2005
Cash flows from operating activities
Net income	$ 16,949	$ 10,791
Income from discontinued operations	6,190	502
Income from continuing operations	10,759	10,289
Adjustments to reconcile net income to net cash provided by/(used for) operating activities net of assets and liabilities acquired:
Gain from sale of assets	(1,071)	(662)
Equity based compensation	1,025	1,050
Depreciation and amortization	6,320	4,995
Contributions to defined benefit plans	(3,444)	(3,441)
Non-cash portion of restructuring charge	130	212
Net changes in operating assets and liabilities	(1,418)	(4,982)
Net cash provided by operating activities from continuing operations	12,301	7,461
Net cash provided by/(used for) operating activities from discontinued operations	(7,129)	1,198
Net cash provided by operating activities	5,172	8,659
Cash flows from investing activities
Expenditures for property and equipment	(4,242)	(9,620)
Expenditures for acquisitions	--	(17,075)
Proceeds from sale of assets	1,327	3,484
Net cash (used for) investing activities from continuing operations	(2,915)	(23,211)
Net cash provided by/(used for) investing activities from discontinued operations	31,064	(601)
Net cash provided by/(used for) investing activities	28,149	(23,812)
Cash flows from financing activities
Proceeds from additional borrowings	--	99,499
Repayments of debt	(28,216)	(79,143)
Debt issuance costs	--	(450)
Cash dividends paid	(5,133)	(5,186)
Stock repurchased under employee stock option & purchase plans	(2,770)	(604)
Stock issued under employee stock option & purchase plans	972	441
Other, net	--	138
Net cash provided by/(used for) financing activities from continuing operations	(35,147)	14,695
Net cash provided by/(used for) financing activities from discontinued operations	--	--
Net cash provided by/(used for) financing activities	(35,147)	14,695
Effect of exchange rate changes on cash	344	(112)
Net change in cash and cash equivalents	(1,482)	(570)
Cash and cash equivalents at beginning of year	32,590	23,691
Cash and cash equivalents at end of period	$ 31,108	$ 23,121
Supplemental disclosure of cash flow information:
Cash paid during the six months for:
Interest	$3,428	$3,622
Income taxes	$7,229	$4,122
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations and comprehensive income for the three months and six months ended December 31, 2006 and 2005, the cash flows for the six months ended December 31, 2006 and 2005 and the financial position of the Company at December 31, 2006.  The interim results are not necessarily indicative of results for a full year.  The condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosure contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2006.  The condensed consolidated balance sheet at June 30, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The prior year financial statements have been reclassified to report the discontinued operations discussed in Note 3.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2006.

2.

Significant Accounting Policies

New Pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158).

SFAS 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as an asset or liability in the balance sheet with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income.  This reporting requirement becomes effective for our consolidated financial statements as of June 30, 2007 year-end.  The provisions of SFAS 158 are to be applied on a prospective basis; therefore, prior periods presented will not be restated.  The Company is evaluating the impact of this statement.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Interpretation No. 48 is effective for our fiscal years beginning July 1, 2007.  We are currently evaluating the effect of adopting this interpretation.

3.

Discontinued Operations

In March 2006, we entered into a plan to dispose of certain assets of our USECO product lines.  USECO, which was part of our Food Service Equipment Group, manufactures and sells rethermalization systems for meal deliveries to institutions, including governmental institutions, and under sink food disposals.  We have determined that the product lines of USECO do not strategically fit with the other products offered by the Food Service Equipment Group.  We also determined that the markets that this business serves are not growing.  During the second quarter of fiscal 2007, we were able to complete the sale of the under-sink food disposals product line resulting in a gain on the sale of a portion of USECO business of approximately $541,000 offset by losses from the USECO operations.  We continue to actively market the remaining business of USECO.

In addition to the gain recognized on the sale of the under-sink food disposals product line the results from discontinued operations during the six months ended December 31, 2006 include the gains recognized upon the completion of the sales of the Standard Publishing and the Berean Christian Stores. Standard Publishing and Berean Christian Stores were formerly part of the Consumer Products Group.  As discussed in our 10-K for the year ended June 30, 2006, during the quarter ended March 31, 2006, we announced our plan to sell the businesses in our Consumer Products Group.  The businesses within the Consumer Products Group were determined not to fit strategically with our other operating segments as these businesses have few synergies to leverage across the other segments.  We also determined that our capital resources could be better allocated among those businesses in our other operating segments that offered us opportunities for growth.  In July 2006, we sold substantially all the assets of the Standard Publishing business in an all cash deal.  We recognized a pre-tax gain of $10.1 million in this transaction.  In August 2006, we sold substantially all the assets of the Berean Christian Stores business in an all cash deal resulting in the recognition of a pre-tax gain of $200,000.  In connection with Berean, we were party under a number of operating leases for existing stores and one closed store.  The store leases in this transaction were assigned to the purchaser of the business for the remaining initial terms of the lease at the stated lease costs.  We recognized a liability of $285,000 representing the difference between the expected sub-lease rental income and the rental costs for the store closed in connection with this sale.

The following summarizes the activities associated with discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net sales	$ 468	$29,181	$ 4,516	$49,680

Loss from discontinued operations	(758)	1,819	(1,167)	968
Provision for income taxes	265	(773)	422	(466)
Gain on disposal, net of tax of $(17) and $0 three months and $3,935 and $0 six months	541	--	6,935	--
Income from discontinued operations, net of taxes	$ 48	$ 1,046	$ 6,190	$ 502

The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets are as follows (in thousands):

	December 31,	June 30,
	2006	2006
Assets:
Accounts receivable, net	$ 369	$ 6,512
Inventories, net	26	15,968
Prepaid expenses and other current assets	--	1,559
Total current assets	395	24,039

Property, plant and equipment, net	68	3,593
Other non-current assets	--	495
Goodwill	--	1,571
Total non-current assets	68	5,659
Total assets of discontinued operations	$ 463	$29,698

Liabilities:
Accounts payable	$ 268	$ 8,208
Accrued payroll and benefits	373	2,523
Total current liabilities	641	10,731
Non-current liabilities	--	506
Total liabilities of discontinued operations	$ 641	$11,237

4.

Goodwill

Changes to goodwill during the six months ended December 31, 2006 were as follows (in thousands):

Balance at June 30, 2006	$73,272
Additions	305
Dispositions	--
Translation Adjustment	(509)
Balance at December 31, 2006	$73,068

During the six months ended December 31, 2006, the Company recorded an additional $281,000 in connection with the acquisition of Innovent and the related costs to relocate and consolidate the Netherlands based operations to Germany.

5.

Inventories

Inventories are valued at the lower of cost or market.  Cost is determined using the first in, first out method.  Inventories at December 31, 2006 and June 30, 2006 are comprised of the following (in thousands):

	December 31,	June 30,
	2006	2006
Raw materials	$42,581	$35,184
Work in process	21,166	20,352
Finished goods	21,701	20,215
Total	$85,448	$75,751

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying Condensed Statements of Consolidated Income and were as follows for the three- and six-month periods ended December 31, 2006 and 2005:

	2006	2005
Quarter	$6,158	$6,456
Year-to-date	$13,016	$13,360

6.

Debt

Debt is comprised of the following (in thousands):

	December 31,	June 30,
	2006	2006
Bank credit agreements	$39,000	$ 64,000
Institutional investors – note purchase agreements
5.94% to 6.80% (due 2007-2013)	46,429	50,000
Other 3.62% to 7.25% (due 2007-2019)	3,958	3,602
Total	89,387	117,602
Less current portion	(4,229)	(3,873)
Total long-term debt	$85,158	$113,729

The Company has a five year $150 million revolving credit facility (the “facility”) with nine participating banks, which expires in December 2010.  Proceeds under the facility may be used for general corporate purposes or to provide financing for acquisitions.  The agreement contains certain covenants including limitations on indebtedness and liens.  Borrowings under the agreement bear interest at a rate equal to the sum of a base rate or a Eurodollar rate, plus an applicable percentage based on the Company’s consolidated leverage ratio, as defined by the agreement.  The effective interest rate at December 31, 2006 was 6.075%.  Borrowings under the agreement are not collateralized.  As of December 31, 2006, the Company had the ability to borrow an additional $110.0 million under the agreement.

The Company’s loan agreements contain certain provisions relating to the maintenance of certain financial ratios and restrictions on additional borrowings and investments.  The most restrictive of these provisions requires that the Company maintain a minimum ratio of earnings to funded debt, as defined, on a trailing twelve months basis.  At December 31, 2006, the Company was in compliance with all debt covenants.

Debt is due as follows (in thousands):

2007	$ 658
2008	3,571
2009	28,571
2010	42,571
2011	3,571
Thereafter	10,445

7.

Retirement Benefits

In the fiscal year ended June 30, 2006, the Company recorded a net pension and post retirement expense of $7.6 million.  The Company expects to report a net pension and post retirement expense of approximately $6.7 million in the current fiscal year.  Pension and other post-retirement expense for the three- and six-month periods ending December 31, 2006 and 2005 were as follows (in thousands):

U.S. Plans:

	Pension Benefits				Other Post Retirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	December 31,		December 31,		December 31,		December 31,
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$ 1,101	$ 1,347	$ 2,202	$ 2,694	$ 5	$ 5	$ 11	$ 10
Interest cost	3,065	2,962	6,130	5,924	32	34	64	68
Expected return on plan assets	(4,067)	(4,050)	(8,134)	(8,100)	--	--	--	--
Amortization of prior service costs	43	1	86	122	--	--	--	--
Curtailment	--	--	334	--	--	--	--	--
Recognized actuarial loss	1,011	61	2,022	2,292	(14)	(11)	(28)	(22)
Amortization of transition (asset)/obligation	1	1,146	2	2	56	56	113	112
Net periodic benefit cost	$ 1,154	$ 1,467	$ 2,642	$ 2,934	$ 79	$ 84	$160	$168

Foreign Plans:

	Pension Benefits
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Service cost	$ 45	$ 218	$90	$ 436
Interest cost	458	406	916	812
Expected return on plan assets	(375)	(313)	(750)	(626)
Amortization of prior service costs	217	(13)	434	(26)
Recognized actuarial loss	7	166	14	332
Net periodic benefit cost	$ 352	$ 464	$ 704	$ 928

The six months includes a curtailment charge of $334,000 recorded as a result of the disposition of the Consumer Group.  Contributions to pension plans in the first six months of fiscal 2007 were approximately $3.4 million.  Contributions based on current actuarial evaluations are expected to total $3.7 million for all of fiscal 2007, including planned voluntary contributions.  Cash contributions in subsequent years will depend upon a number of factors including the investment performance of the plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

8.

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Basic – Average shares outstanding	12,219	12,258	12,219	12,246
Effect of dilutive securities – Stock options and unvested stock awards	179	328	198	319
Diluted – Average shares outstanding	12,398	12,586	12,417	12,565

Income available to common stockholders is the same for computing both basic and diluted earnings per share.  Options to purchase 3,190 and 72,470 shares of common stock were not included in the computation of diluted earnings per share for the three months ended December 31, 2006 and 2005, respectively. Options to purchase 3,190 and 77,470 shares of common stock were not included in the computation of diluted earnings per share for the six months ended December 31, 2006 and 2005, respectively. Such options have been excluded because the options’ exercise prices were greater than the average market price of the common stock on those dates and, as a result, their inclusion would have been antidilutive.

9.

Restructuring

The Company periodically incurs costs associated with activities to close underutilized facilities, relocate operations or other exit related activities.  In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, these charges are recorded when a liability has been incurred or a severance plan was initiated.  A summary of the charges is as follows (in thousands):

	Six Months Ended December 31,
	Involuntary
	Employee
	Severance
	and Benefit	Shutdown
	Costs	Costs	Total
Expense – Fiscal 2007
Cash expended	$100	$ 60	$160
Accrual/non-cash	25	105	130
Total expense	$125	$165	$290

Expense – Fiscal 2006
Cash expended	$208	$368	$576
Accrual/non-cash	73	139	212
Total expense	$281	$507	$788

	Six Months Ended December 31,
	2006	2005
Accrued Balances
Balance, beginning of period	$ 105	$ 301
Payments	(265)	(912)
Additional accrual	290	788
Balance, end of period	$ 130	$ 177

The restructuring costs related to the following segments:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Food Service Equipment Group	$ --	$ 418	$ --	$ 470
Air Distribution Products Group	--	119	--	233
Hydraulics Products Group	--	--	--	--
Engraving Group	--	77	--	85
Engineered Products	184	--	290	--
Total expense	$ 184	$ 614	$ 290	$ 788

10.

Contingencies

The Company is a party to a number of actions filed or has been given notice of potential claims and legal proceedings related to environmental, commercial disputes, employment matters and other matters generally incidental to its business.  We are currently party to a contract dispute relating to a technology licensing agreement.  The dispute arose over whether the Company had the right to terminate the licensing agreement.  This dispute is currently in discovery and will be heard by an arbitrator in the near future.  We expect that the outcome will be favorable and the ultimate resolution will not be material to the Company, however, we expect the matter will increase legal costs over the next six months.

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

11.

Comprehensive Income

Total comprehensive income and its components for the three and six months ended December 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net income:	$4,818	$5,362	$16,949	$10,791
Other comprehensive gains (losses):
Foreign currency translation adjustment	(18)	1,797	358	3,317
Comprehensive income	$4,800	$7,159	$17,307	$14,108

The components of accumulated other comprehensive losses are as follows (in thousands):

	December 31,	June 30,
	2006	2006
Foreign currency translation adjustment	$ 10,852	$ 10,494
Additional minimum liability (net of $17.8 million tax)	(31,494)	(31,494)
Accumulated other comprehensive loss	$(20,642)	$(21,000)

12.

Income Taxes

The provision for income taxes for continuing operations differs from that computed using Federal income tax rates for the following reasons:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Statutory tax rate	35.0%	35.0%	35.0%	35.0%
Non-U.S.	(3.0)	(1.8)	(1.6)	(1.5)
State taxes	0.7	2.5	1.2	2.5
Other including change in contingency	(7.6)	(1.5)	(4.0)	(1.5)

Effective income tax rate	25.1%	34.2%	30.6%	34.5%

The retroactive extension of the R&D Tax Credit from January 1, 2006 through December 31, 2007 was signed into law on December 20, 2006.  The annual estimated tax rate was re-measured during the current quarter because the tax law was changed to reinstate the credit.  The impact, $238,000, was recognized in the current quarter, representing a 370 basis point reduction in the effective income tax rate for the three months ended December 31, 2006.

13.

Industry Segment Information

The Company is composed of five business segments.  Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Operating income by segment below excludes interest expense and income (in thousands).

	Three Months Ended December 31,				Six Months Ended December 31,
			Income from				Income from
	Net Sales		Operations		Net Sales		Operations
	2006	2005	2006	2005	2006	2005	2006	2005
Segment:
Food Service Equipment Group	$59,606	$58,40	$ 3,296	$ 3,274	$125,221	$124,131	$ 8,253	$10,899
Air Distribution Products Group	28,011	32,215	1,665	3,064	57,812	67,661	3,849	6,080
Hydraulics Products Group	8,025	10,077	955	1,682	18,275	20,033	2,703	3,157
Engraving Group	21,731	19,094	1,879	1,892	43,148	38,163	4,684	3,829
Engineered Products Group	21,895	18,381	2,652	1,699	44,302	38,063	4,653	3,622
Restructuring			(184)	(614)			(290)	(788)
Corporate and other			(2,354)	(2,665)			(5,757)	(8,045)
Total	$139,268	$138,170	$ 7,909	$ 8,332	$288,758	$288,051	$18,095	$18,754

14.

Subsequent Events

Subsequent to the end of the second quarter in fiscal 2007, we completed two acquisitions in furtherance of our strategy of growth in profitable businesses.  In January 2007, we acquired substantially all the assets of American Foodservice Company (“AFS”), a leading manufacturer with expertise in stainless steel fabrication, millwork and solid surface stonework.  With annual sales of approximately $21 million, AFS will enable us to capture demand for high-end, custom-fabricated foodservice equipment across a spectrum of new cafeteria and commissary applications in markets including corporate headquarters, healthcare facilities and hospitals, colleges and universities, and casinos and hotels.

Also in January 2007, we completed the purchase of all the outstanding stock of Associated American Industries, Inc. (“AAI”).  With annual sales of $72 million, AAI is a leader in “hot side” food service equipment and has brands with global recognition and a stellar reputation among customers in the food service market.  AAI’s APW Wyott brand manufactures primarily counter top products used in cooking, toasting, warming and merchandising food for applications in quick service restaurants, convenience stores, small restaurants and concession areas.  In addition to APW Wyott, AAI’s brands include Bakers Pride, which provides a wide selection of quality deck ovens, pizza ovens, conveyor ovens and counter top ranges, griddles and char broilers to meet the needs of the restaurant, pizza, supermarket and convenience store market segments, and BevLes, which produces strong, durable heated proofer and holding cabinets for the restaurant and baking market segments.  The addition of AAI will compliment our existing hot side business, BKI, while providing us with opportunities to cross market to new customers our existing portfolio of products.  This acquisition will also provide us a sizeable presence in the hot food preparation, storage and merchandising equipment market.

The total purchase price for the acquisitions was approximately $94 million and was funded primarily through borrowings under our facility.  Both acquisitions will be integrated into the Food Service Equipment segment.  We have not yet completed the valuations of these businesses and anticipate completing the valuations during the third quarter of fiscal 2007.

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

Subsequent to the end of the second quarter in fiscal 2007, we completed two acquisitions in furtherance of our strategy of growth in profitable businesses.  In January 2007, we acquired substantially all the assets of American Foodservice Company (“AFS”), a leading manufacturer with expertise in stainless steel fabrication, millwork and solid surface stonework.  AFS will enable us to capture demand for high-end, custom-fabricated foodservice equipment across a spectrum of new cafeteria and commissary applications in markets including corporate headquarters, healthcare facilities and hospitals, colleges and universities, and casinos and hotels.  Also in January 2007, we completed the purchase of all the outstanding stock of Associated American Industries, Inc. (“AAI”).  AAI is a leader in “hot side” food service equipment and has brands with global recognition and a stellar reputation among customers in the food service market.  AAI’s APW Wyott brand manufactures primarily counter top products used in cooking, toasting, warming and merchandising food for applications in quick service restaurants, convenience stores, small restaurants and concession areas.  In addition to APW Wyott, AAI’s brands include Bakers Pride, which provides a wide selection of quality deck ovens, pizza ovens, conveyor ovens and counter top ranges, griddles and char broilers to meet the needs of the restaurant, pizza, supermarket and convenience store market segments, and BevLes, which produces strong, durable heated proofer and holding cabinets for the restaurant and baking market segments.  The total purchase price for the acquisitions was approximately $94 million and was funded primarily through additional borrowings under our $150 million revolving credit facility.

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

In China, we established two new manufacturing locations, one to capitalize on the market for the Engraving Group and the second to establish a lower cost assembly operation for the Engineered Products Group.  Production output by the end of the first quarter exceeded our expectations, above the breakeven mark after operating for only one quarter.

A detailed discussion by segment is set forth below.  We monitor a number of key performance indicators including net sales, income from operations, backlog and gross profit margin.  A discussion of these key performance indicators is included within the discussion below.  Unless otherwise noted, references to years are to fiscal years.

Consolidated Results from Continuing Operations (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net sales	$139,268	$138,170	$288,758	$288,051
Gross profit margin	27.6%	28.8%	28.2%	28.7%
Other operating income/(expense)	(42)	669	1,071	662
Restructuring expense	(184)	(614)	(290)	(788)
Income from operations	7,909	8,332	18,095	18,754
Backlog as of December 31	89,624	94,713	89,624	94,713

Net Sales

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2006	2006
Net sales, prior period	$138,170	$288,051
Components of change in sales:
Effect of acquisitions	3,000	7,300
Effect of exchange rates	1,600	2,400
Organic sales change	(3,502)	(8,993)
Net sales, current period	$139,268	$288,758

Net sales for the quarter increased $1.1 million when compared to the same period of fiscal 2006, a less than 1% increase.  A further discussion by segment follows.

Gross Profit Margin

Our consolidated gross profit margin decreased to 28% for the quarter ended December 31, 2006, versus 29% in the same quarter of last year.  With the exception of the Engineered Products Group, margins declined across all of our segments when compared to the same period one year earlier.  The largest decline occurred in the ADP Group, where margins were pressured due to volume declines and material cost increases, discussed more fully below in the segment performance.

Other Operating Income/(Expense) and Restructuring

We include restructuring charges and certain other operating expenses and income as separate line items.  “Other operating income (expense)” includes gains or losses on the sale of assets.  During the first quarter of fiscal 2007, we recorded a gain of approximately $1.1 million associated with the sale of excess land connected to our corporate offices.  We also incurred restructuring charges of $184,000 and $290,000 in the three and six months ended December 31, 2006, respectively, largely in connection with the consolidation of manufacturing activities into Ohio for our Engineered Products Group.

Income from Operations

For the three months ended December 31, 2006, income from operations decreased 5.1%, or $423,000 when compared to the same period one year earlier.  Improvements in income from operations occurred in the Engineered Products Groups, but this was offset by decreases in all but the Food Service Equipment Group.

For the six months ended December 31, 2006, income from operations decreased $659,000 when compared to the same period one year earlier, a 3.5% change.  Improvements in the Engraving Products and Engineered Products Groups were offset by declines in the remaining segments.  A detailed explanation by segment follows.

Income Taxes

Our effective income tax rate for the three months ended December 31, 2006 was 25.1%, a decrease from 34.2% in the same period in fiscal 2006.  For the six-month period, our effective income tax rate was 30.6%, a decrease from 34.5% in the same period in fiscal 2006.  This change is more fully explained in the Notes to Condensed Consolidated Financial Statements.

Backlog

For the three months ended December 31, 2006, backlog decreased $5.1 million, a 5.4% decrease from the same period one year earlier.  All segments except the Engraving Products and Engineered Products Groups reported lower backlog for the current year second quarter.  Sales declines resulting from quality and service issues with our Master-Bilt branded products, the housing market declines affecting the ADP Group and the truck market declines impacting our Hydraulics Products Group have all contributed to the lower backlog in the current period.

Segment Analysis

Net Sales

The following table presents net sales by business segment (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Food Service Equipment Group	$ 59,606	$ 58,403	$125,221	$124,131
Air Distribution Products Group	28,011	32,215	57,812	67,661
Hydraulics Products Group	8,025	10,077	18,275	20,033
Engraving Group	21,731	19,094	43,148	38,163
Engineered Products Group	21,895	18,381	44,302	38,063
Total	$139,268	$138,170	$288,758	$288,051

Food Service Equipment Group

Net sales for the Group for the three months increased 2.1%, or $1.2 million from the same period one year earlier.  Acquisitions accounted for substantially all of the increase, adding $1.1 million, while the effects of foreign exchange rates on sales added an additional $600,000.  When removing the effect of acquisitions and foreign exchange, sales decreased $500,000 when compared to the same period one year earlier.  The sales decline is entirely attributable to lower sales of our Master-Bilt refrigerated cabinets and walk-in business, the sales of which were impacted by quality and service issues.  Aggressive measures have been taken to address these issues, and sales are expected to rebound during the fourth quarter.  In addition to the quality and service issues, Master-Bilt implemented a new ERP system that led to the loss of approximately eight shipping days.  This lower performance offset strong sales performances in our other walk-in and cabinet business, our display case and pump businesses.  These businesses all posted double digit sales increases when compared to the same period one year earlier.  In the case of the pump business, sales were lower than normal in last year’s second quarter, due to the negative impact of the closure and relocation of that business to Mexico from Tennessee.

Net sales for the Group for the first half of fiscal 2007 increased $1.1 million, or less than 1.0% over the same period one year earlier.  Acquisitions added $3.0 million while the effects of foreign exchange rates added an additional $900,000 in the six month period.  Organic sales for the six months ended December 31, 2006 decreased $2.7 million, or 2.2%.  Similar to the factors which led to the decrease in sales for the current quarter, sales of our Master-Bilt refrigerated cases and walk-in units have decreased largely due to service and quality issues.  Further, in the first six months of fiscal 2006, sales benefited from the completion of several large rollouts with national accounts in the U.S. and the U.K. affecting our Master-Bilt walk-in coolers and freezers and our BKI branded products.  This business did not repeat in fiscal 2007.  Demand for refrigerated cabinets and walk-in coolers and freezers across our other brands remained strong, especially cabinets in our scientific line of products.  In addition, the sales performance in our pump business improved as noted above.

Air Distribution Products Group

Net sales decreased $4.2 million, or 13.0%, from the second quarter of fiscal 2006.  The decrease is attributable to the continued slowdown in new home construction in the principal markets served by ADP.  ADP is pursuing opportunities to capture market share in areas not principally served by us in the past.  These include pursuing additional big box retail locations for distribution of our products and seeking further geographical penetration with several national wholesalers, leveraging our nationwide manufacturing capabilities.  Current outlooks indicate that housing starts in the third quarter will continue to be lower than those in the prior year.

Net sales for the Group for the first half of fiscal 2007 decreased $9.9 million, or 14.6%, from the first half of fiscal 2006.  As noted in the quarter, the slowdown in new home construction is the driving factor to the sales decline.

Hydraulics Products Group

Net sales decreased $2.1 million, or 20.4%, from the second quarter of fiscal 2006.  The decrease was primarily attributable to sales declines in the domestic market.  Effective January 1, 2007, new Federal regulations requiring the reduction in emissions of Class VIII heavy trucks were enacted.  These regulations require changes to existing diesel engine technology used in heavy trucks that will result in higher fuel consumption and a higher purchase cost for the trucks.  This impacted the purchasing behavior of trucks, in particular the demand for long-haul trucks.  During the quarter, we experienced a drop in demand for our cylinders as truck chassis manufacturers shifted output to the long-haul trucks, limiting the number of chassis available to the dump trailer and truck manufacturers that represent the Group’s principal customer base.  The new regulations are expected to impact sales into the remainder of fiscal 2007.

Net sales for the six months ended December 31, 2006 decreased $1.8 million, or 8.8%, from the first six months of fiscal 2006.  The decline is entirely attributable to the performance in the current quarter discussed above.

Engraving Group

Net sales of the Engraving Group increased by $2.6 million, or 13.8%, when compared to the second quarter of fiscal 2006.  This increase is attributable to several factors, the largest of which is the effect of the acquisition of Innovent, which added $1.9 million of sales in the second quarter of fiscal 2007.  The improvement is also attributable to the increased sales performance in the United States and Chinese markets.  These positive performances were offset by several of the mold texturization businesses in the European market, which were impacted by a delay in the delay in the awarding of automotive work.  Net sales across many of the Group’s core product offerings, including rolls and plate engraving, and embossing equipment businesses continued to perform stronger when compared to the same period in fiscal 2007, benefiting from a large equipment order being completed in the quarter.

Net sales for the six months ended December 31, 2006 increased $5.0 million, a 13.1% increase from the first six months of fiscal 2006.  Acquisitions added $4.3 million while the remaining increase is attributable to the performance of all the businesses for the reasons noted in the above quarter.

Engineered Products Group

Net sales of the Engineered Products Group increased $3.5 million, or 19.1%, when compared to the same period one year earlier.  Our metal spinning businesses accounted for $2.8 million of the sales growth, benefiting from strong demand in the aviation and energy industries, the two principal markets served by that business unit.  Our electronics businesses accounted for the remainder of the increased sales, attributable to strong demand in sensors for the automotive sector, the effect of foreign exchange rates and the effect of price increases implemented to offset the cost of raw materials.

Net sales for the six months ended December 31, 2006 increased $6.2 million, or 16.4%, over the same period one year earlier.  Strong performances within the metal spinning businesses as discussed above were the primary factors leading to the increased sales.

Income from Operations

The following table presents income from continuing operations by business segment (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Food Service Equipment Group	$ 3,296	$ 3,274	$ 8,253	$10,899
Air Distribution Products Group	1,665	3,064	3,849	6,080
Engraving Group	1,879	1,892	4,684	3,829
Hydraulic Products Group	955	1,682	2,703	3,157
Engineered Products Group	2,652	1,699	4,653	3,622
Restructuring	(184)	(614)	(290)	(788)
Corporate and Other Operating Expenses	(2,354)	(2,665)	(5,757)	(8,045)
Total	$ 7,909	$ 8,332	$18,095	$18,754

Food Service Equipment Group

Income from operations for the quarter ended December 31, 2006 were flat with that noted in the same period one year earlier, increasing only $22,000, or less than 1.0%.  Our Master-Bilt branded refrigerated cabinets and walk-in coolers experienced sales declines during the quarter as discussed above.  In response to the decreased sales, we continued to take steps to control costs while maintaining an appropriate utilization of the facility.  We believe that the reduction in sales volume is short term and sales will improve over the next several quarters.  This decrease was offset by the positive performance of our other businesses in the Group with the increased sales volume discussed above as well as the benefit of cost improvements and price increases during the quarter.

Income from operations for the six months ended December 31, 2006 decreased $2.6 million, a 24.3% decrease over the same period one year earlier.  The combination of decreased sales volumes discussed above, higher material costs and the increased costs associated with the quality and service issues within Master-Bilt all contributed to the decline in income from operations.  The decrease is also attributable to our BKI brand’s operating income during the first quarter of fiscal 2007, which declined with the decrease in sales volume, a change in sales mix to lower margin items and one-time costs associated with several management position transitions.

Air Distribution Products Group

Income from operations of the ADP Group decreased $1.4 million, or 45.7% when compared with the same quarter of last year.  With sales declines discussed above of $4.2 million and margin deteriorations due to material price increases, ADP took several cost saving steps including headcount reductions to offset the decline in sales.  In response to the continued outlook and the inability to pass the material price increases fully through to customers, ADP is evaluating other cost savings strategies including the use of different materials that will provide the same reliability to our customers but reduce costs.  ADP is also evaluating the use of different steels among the various classifications of customers to better meet the need of those customers going forward.

Income from operations of the ADP Group decreased $2.2 million, or 36.7% when compared with the same period of last year.  The lower sales volume and material price changes accounted for the decreases during the first half of fiscal 2007.

Engraving Group

Income from operations was essentially unchanged from the prior year, decreasing slightly by $13,000, or less than 1.0%, when compared to the same quarter in the prior year.  The positive performance of our Innovent acquisition was completely offset by decreases in our mold texturization businesses.  Due to sales delays discussed above in the mold texturization businesses and the high amount of fixed costs associated with these business, income from operations were depressed during the quarter.  We expect these delays to be temporary and they are not expected to cause any additional pressure in the remaining quarters of fiscal 2007.

Income from operations for the six months ended December 31, 2006 increased $855,000, or 22.3%, when compared to the same period one year earlier.  A combination of the Innovent acquisition for the first half of fiscal 2007 and the use of technologies in the manufacturing process in our mold texturization businesses during the first quarter of fiscal 2007 contributed to this improved performance in the first half.

Hydraulics Products Group

Income from operations decreased $727,000, or 43.2% when compared to the same period one year earlier.  The sales declines of $2.1 million during the quarter drove the income from operations down.

Income from operations for the six months ended December 31, 2006 decreased $454,000, or 14.4%, when compared to the same period one year earlier.  The factors noted above in the quarter were also largely responsible for the decrease in income from operations for the six-month period.

Engineered Products Group

Income from operations increased $953,000, or 56.1% when compared to the same period one year earlier.  The improved performance is largely attributable to the performance of our metal spinning businesses, the sales increase of which was discussed above.  Our electronics business experienced improvements during the quarter as well, resulting from a combination of sales growth, price increases and cost improvement initiatives as well.  During the quarter, the electronics business completed the consolidation of its New York facility into its Ohio facility which will reduce overhead costs and will provide for better control of the operation of the business.  In addition, our new manufacturing facility in China continues to perform ahead of our plan in terms of cost recovery.  We expected the facility to break even after approximately six months of operation, but it reached breakeven in half that time.

Income from operations for the six months ended December 31, 2006 increased $1.0 million, or 28.5%, when compared to the same period one year earlier.  The factors noted above in the quarter were also largely responsible for the increase in income from operations for the six-month period.

Corporate and Other Operating Expenses

Corporate and other operating expenses decreased $311,000, or 11.7%, when compared to the same period one year earlier.  Included in the prior year quarter performance is a gain on the disposition of properties of $670,000.  Excluding the gain, expenses decreased $981,000.  The decrease is attributable largely to an adjustment made in the current year associated with performance based equity awards.  We issue executives and key members of management performance based awards that are based upon three year growth targets.  With the downturn in several of the segments in the current year, we determined that the goals for the performance periods ended June 30, 2007 would no longer be achieved, resulting in the reversal of the expense recorded associated with the awards to date.  We evaluate these awards each quarter.

Corporate and other operating expenses for the first half of fiscal 2007 decreased $2.3 million, or 28.4%, when compared to the first half of fiscal 2006.  Gains on the sale of assets increased approximately $400,000 due in large part to the gain of $1.1 million on the sale of excess corporate land.  Excluding this change, corporate expenses decreased $1.9 million.  The decrease is largely due to the adjustment made in the current year associated with performance based equity awards discussed above.  In addition, decreased pension costs, decreases in other stock-based compensation and a decrease in professional fees all contributed to the decline.

Discontinued Operations

In March 2006, we entered into a plan to dispose of certain assets of our USECO product lines.  USECO, which was part of our Food Service Equipment Group, manufactures and sells rethermalization systems for meal deliveries to institutions, including governmental institutions, and under sink food disposals.  We have determined that the product lines of USECO do not strategically fit with the other products offered by the Food Service Equipment Group.  We also determined that the markets that this business serves are not growing.  We continue to actively market the businesses and have committed to a plan to sell the businesses of USECO.  During the second quarter of fiscal 2007, discontinued operations included the gain on the sale of a portion of USECO business of approximately $541,000 offset by losses from the USECO operations.

The results from discontinued operations during the six months include the gains recognized upon the completion of the sales of the Standard Publishing, the Berean Christian Stores and a component of the USECO businesses.  As previously discussed, these businesses no longer strategically fit with our other operating segments, providing us no opportunities to leverage cost structures or achieve any synergies.  We also determined that our capital resources could be better allocated among those businesses in our other operating segments that offered us opportunities for growth.  In July 2006, we sold substantially all the assets of the Standard Publishing business in an all cash deal.  We recognized a pre-tax gain of $10.1 million in this transaction.  In August 2006, we sold substantially all the assets of the Berean Christian Stores business in an all cash deal resulting in the recognition of a pre-tax gain of $200,000.  In connection with Berean, we were party under a number of operating leases for existing stores and one closed store.  The store leases in this transaction were assigned to the purchaser of the business for the remaining initial terms of the lease at the stated lease costs.  For the one closed location, we recognized a liability of $285,000 representing the difference between the expected sub-lease rental income and the rental costs.

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash Flows

Six Months Ended December 31, 2006

For the six months ended December 31, 2006, operating activities from continuing operations generated $12.3 million in cash, as compared to the generation of $7.5 million in cash for the same period one year earlier.  The source of cash is attributable to several factors.  Net working capital levels for continuing operations (defined as accounts receivable plus inventories less accounts payable) increased $3.4 million when compared period over period, taxes paid increased more than $3 million when compared period over period and accrued expenses decreased over $2.4 million in the six month period, primarily due to the timing of payments.  These uses of cash were offset by the higher earnings and higher depreciation and amortization when compared to the same period one year earlier.  Discontinued operations used $7.1 million from operating activities, while the completion of the sale of the Consumer Products Group and a portion of USECO provided $31.1 million in proceeds.  In addition, the sale of assets generated an additional $1.3 million in proceeds.  These funds were used to fund capital expenditures of $4.2 million, pay dividends of $5.1 million and pay down debt by $28.2 million.

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

In addition, we anticipate that any cash needed for future acquisition opportunities would be obtained from borrowings under the revolving credit facility or other sources of liquidity available to us.  We have available borrowing capacity of up to $110.0 million as of December 31, 2006 under the revolving credit facility.  In January 2007, we acquired substantially all the assets of American Foodservice Company (“AFS”) and purchased all the outstanding stock of Associated American Industries, Inc. (“AAI”).  The total purchase price for the acquisitions was approximately $94 million and was funded primarily through borrowings under our facility.

The Company sponsors a number of defined benefit and defined contribution retirement plans.  We have evaluated the current and long-term cash requirements of these plans.  As noted above, the operating cash flows from continuing operations are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

Borrowings under the revolving credit facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio, as defined in the revolving credit facility.  The effective rate interest rates for borrowings outstanding were 6.075% and 6.24%, respectively, at December 31, 2006 and June 30, 2006.  The annual facility fee in effect on our Revolving Credit Facility at December 31, 2006 was 0.175%.

The following table sets forth the Company’s capitalization at December 31, 2006 and June 30, 2006:

	December 31,	June 30,
	2006	2006
Short-term debt	$ 4,229	$ 3,873
Long-term debt	85,158	113,729
Total debt	89,387	117,602
Less cash	31,108	32,590
Total net debt	58,279	85,012
Stockholders’ equity	211,697	200,295
Total capitalization	$269,976	$285,307

The Company has an insurance program in place for certain retired executives.  Current executives and new hires are not eligible for this program.  The underlying policies have a cash surrender value of $21.8 million and are reported net of loans of $10.9 million for which the Company has the legal right of offset.  These policies have been purchased to fund supplemental retirement income benefits for certain retired executives.  The aggregate value of future obligations was approximately $2.5 million and $2.8 million at December 31, 2006 and June 30, 2006, respectively.

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

The revolving credit facility contains customary affirmative and negative covenants.  Among other restrictions, they require that the Company meet specified financial tests, including minimum levels of earnings from operations before interest, taxes, depreciation, and amortization (EBITDA), and various debt to EBITDA ratios.  The covenants also limit, but do not preclude, the Company’s ability to incur additional debt, merge with other entities, create or become subject to liens and sell major assets.  At December 31, 2006, the Company was in compliance with the applicable financial covenants, and based upon its current plans and outlook, believes that it will continue to be in compliance with these covenants during the coming twelve-month period.

The Company is contractually obligated under various operating leases for real property.  No significant leases were consummated in the first six months of fiscal 2007.

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

Foreign Currency Translation – The Company’s primary functional currencies used by its non-U.S. subsidiaries are the Euro and the British Pound Sterling.  During the last six-month period, both these currencies have experienced increases relative to the U.S. dollar.

Environmental Matters – The Company is party to various claims and legal proceedings, generally incidental to its business.  The Company does not expect the ultimate disposition of these matters will have a material adverse effect on its financial statements.

Seasonality – Historically, the fourth quarter has been the best quarter for our consolidated financial results.  The fourth quarter performance of the Food Service Equipment and ADP Groups have historically been enhanced by increased activity in the construction of food retail outlets and the home building industry, respectively.

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

Interest Rate

The Company's interest rate exposure is limited primarily to interest rate changes on its variable rate borrowings. From time to time, the Company will use interest rate swap agreements to modify our exposure to interest rate movements.  At December 31, 2006, the Company has no outstanding interest rate swap agreements.  A hypothetical 1% point increase in interest rates would cost the Company approximately $117,000 in additional interest expense on an annual basis.

The Company also has $46.4 million of long-term debt at fixed interest rates as of December 31, 2006.  There would be no immediate impact on the Company's interest expense associated with its long-term debt due to fluctuations in market interest rates.  There has been no significant change in the exposure to changes in interest rates from June 30, 2006 to December 31, 2006.

Concentration of Credit Risk

The Company has a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of December 31, 2006, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

In recent periods, the ADP, Engineered Products, Hydraulics Products and Food Service Equipment Groups experienced price increases for steel products, other metal commodities and petroleum based products.  Among those items impacted were the prices of galvanized steel strip, stainless steel and carbon steel sheet material, copper wire, refrigeration components and foam insulation.  These are key elements in the products manufactured in these segments.  Wherever possible, the affected divisions implement price increases to offset the increases to material costs.  The implemented price increases in the Food Service Equipment Group did not fully offset the higher material costs.  As a result, additional price increases are being implemented or planned to be implemented.  While these higher prices are expected to be accepted by our customers there can be no certainty that the price increases implemented will in fact be accepted by our customers.  ADP has been unable to implement additional price increases to cover current and expected increases in costs.  The ultimate acceptance of these price increases is impacted by our affected divisions’ respective competitors and the timing of their price increases.

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

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls during the quarterly period ended December 31, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(e)

The following table provides information about purchases by the Company during the quarter ended December 31, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ending December 31, 2006
Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 – October 31, 2006	18,961	$28.60	18,961	840,236
November 1, 2006 – November 30, 2006	2,959	29.75	2,959	837,277
December 1, 2006 – December 31, 2006	1,323	30.29	1,323	835,954
Total	23,243	$28.84	23,243	835,954

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

(a)

The Company held its Annual Meeting of Stockholders on October 31, 2006.  Two matters were voted upon at the meeting:  the election of one director to hold office for a one-year term ending on the date of the Annual Meeting of Stockholders in 2007 and three directors to serve for three-year terms ending at the Annual Meeting to be held in 2009; and to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2007.

The name of each director elected at the meeting and the number of votes cast as to each matter are as follows:

Proposal I (Election of Directors)

Nominee

For

Withheld

H Nicholas Muller III

9,948,409

410,913

Charles H. Cannon, Jr.

9,997,576

361,746

Christian Storch

9,865,950

493,372

Edward J. Trainor

9,732,146

627,176

Proposal II (Ratification of Deloitte & Touche LLP as Independent Public Accountants)

For

Against

Abstain

No Vote

10,248,061

 95,518

 15,743

  -0-

ITEM 6.  EXHIBITS

(a)

Exhibits

10.1

First Amendment to Employment Agreement between the Company and Duane Stockburger dated December 31, 2006.

10.2

Employment Agreement between the Company and John Abbott dated December 11, 2006.

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

STANDEX INTERNATIONAL CORPORATION

Date:	February 8, 2007	/s/ CHRISTIAN STORCH
Christian Storch
Vice President/CFO

Date:	February 8, 2007	/s/ TIMOTHY S. O'NEIL
Timothy S. O'Neil
Chief Accounting Officer