Form 10-Q
period 2007-03-31
STANDEX INTERNATIONAL CORP/DE/
filed 2007-05-09
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007	Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	31-0596149
(State of incorporation)	(IRS Employer Identification No.)

6 MANOR PARKWAY, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Registrant's Common Stock outstanding on May 1, 2007 was 12,431,279.

STANDEX INTERNATIONAL CORPORATION

I N D E X

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Condensed Statements of Consolidated Income for the Three and

Nine Months Ended March 31, 2007 and 2006 (Unaudited)

2

Condensed Consolidated Balance Sheets, March 31, 2007 and

June 30, 2006 (Unaudited)

3

Condensed Statements of Consolidated Cash Flows for the

Nine Months Ended March 31, 2007 and 2006 (Unaudited)

4

Notes to Condensed Consolidated Financial Statements (Unaudited)

5

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

14

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

23

Item 4.

Controls and Procedures

24

PART II.

OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

25

Item 6.

Exhibits

25

PART I. FINANCIAL INFORMATION
ITEM 1

STANDEX INTERNATIONAL CORPORATION
Condensed Statements of Consolidated Income
(In thousands, except per share data)
(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net sales	$ 160,663	$ 148,496	$ 449,421	$ 436,547
Cost of sales	(117,223)	(106,009)	(324,455)	(311,363)
Gross profit	43,440	42,487	124,966	125,184
Selling, general and administrative expenses	(38,582)	(33,134)	(102,794)	(96,993)
Other operating income/(expense)	(8)	(4)	1,063	666
Restructuring	(45)	(69)	(335)	(857)
Total operating expenses	(38,635)	(33,207)	(102,066)	(97,184)
Income from operations	4,805	9,280	22,900	28,000

Interest expense	(2,789)	(1,977)	(6,159)	(5,629)
Other non-operating income, net	79	9	871	619

Income from continuing operations before income taxes	2,095	7,312	17,612	22,990
Provision for income taxes	(240)	(2,526)	(4,998)	(7,943)
Income from continuing operations	1,855	4,786	12,614	15,047

(Loss)/Income from discontinued operations, net of taxes	(583)	741	5,607	1,271
Net income	$ 1,272	$ 5,527	$ 18,221	$ 16,318

Basic (loss) earnings per share:
Continuing operations	$ 0.15	$0.39	$1.03	$1.23
Discontinued operations	(0.05)	0.06	0.46	0.10
Total	$ 0.10	$0.45	$1.49	$1.33
Diluted (loss) earnings per share:
Continuing operations	$ 0.15	$0.38	$1.02	$1.20
Discontinued operations	(0.05)	0.06	0.45	0.10
Total	$ 0.10	$0.44	$1.47	$1.30
Cash dividends per share	$ 0.21	$0.21	$0.63	$0.63

See notes to condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)
	March 31,	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$ 18,448	$ 32,590
Receivables, net	97,604	92,798
Inventories, net	92,829	75,751
Prepaid expenses and other current assets	3,357	3,392
Deferred tax asset	13,823	14,479
Current assets - discontinued operations	49	24,039
Total current assets	226,110	243,049

Property, plant and equipment	245,600	210,553
Less accumulated depreciation	(124,446)	(113,481)
Property, plant and equipment, net	121,154	97,072

Other assets:
Prepaid pension cost	31,129	30,639
Goodwill, net	117,596	73,272
Intangibles, net	31,822	6,482
Non-current assets – discontinued operations	--	5,659
Other non-current assets	24,474	22,500
Total non-current assets	326,175	235,624
Total assets	$ 552,285	$ 478,673

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 3,748	$ 3,873
Accounts payable	61,508	54,534
Income taxes	4,150	4,125
Accrued expenses	43,132	42,547
Current liabilities – discontinued operations	605	10,731
Total current liabilities	113,143	115,810
Long-term debt (less current portion included above)	162,158	113,729
Deferred pension and other liabilities	65,082	48,333
Non-current liabilities – discontinued operations	--	506
Stockholders' equity:
Common stock	41,976	41,976
Additional paid-in capital	25,621	25,572
Retained earnings	425,721	415,205
Accumulated other comprehensive loss	(19,392)	(21,000)
Treasury shares	(262,024)	(261,458)
Total stockholders' equity	211,902	200,295
Total liabilities and stockholders’ equity	$ 552,285	$ 478,673
See notes to condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Condensed Statements of Consolidated Cash Flows
(In thousands) (Unaudited)
	Nine Months Ended
	March 31,
	2007	2006
Cash flows from operating activities
Net income	$ 18,221	$ 16,318
Income from discontinued operations	5,607	1,271
Income from continuing operations	12,614	15,047
Adjustments to reconcile net income to net cash provided by operating activities net of assets and liabilities acquired:
Gain from sale of assets	(813)	(691)
Equity based compensation	1,338	2,406
Depreciation and amortization	11,195	8,191
Contributions to defined benefit plans	(4,260)	(3,660)
Non-cash portion of restructuring charge	--	238
Net changes in operating assets and liabilities	4,377	(11,367)
Net cash provided by operating activities from continuing operations	24,451	10,164
Net cash (used for)/provided by operating activities from discontinued operations	(7,108)	3,115
Net cash provided by operating activities	17,343	13,279
Cash flows from investing activities
Expenditures for property and equipment	(6,863)	(12,478)
Expenditures for acquisitions, net of cash acquired	(95,863)	(16,754)
Proceeds from sale of assets	1,346	3,762
Other	(642)	--
Net cash (used for) investing activities from continuing operations	(102,022)	(25,470)
Net cash provided by investing activities from discontinued operations	31,064	3,618
Net cash (used for) investing activities	(70,958)	(21,852)
Cash flows from financing activities
Proceeds from additional borrowings	83,305	99,724
Repayments of debt	(34,696)	(79,143)
Debt issuance costs	--	(450)
Cash dividends paid	(7,705)	(7,746)
Stock repurchased under employee stock option & purchase plans	(3,150)	(3,495)
Stock issued under employee stock option & purchase plans	1,295	638
Other, net	--	313
Net cash provided by financing activities from continuing operations	39,049	9,841
Net cash provided by/(used for) financing activities from discontinued operations	--	--
Net cash provided by financing activities	39,049	9,841
Effect of exchange rate changes on cash	424	148
Net change in cash and cash equivalents	(14,142)	1,416
Cash and cash equivalents at beginning of year	32,590	23,691
Cash and cash equivalents at end of period	$ 18,448	$ 25,107
Supplemental disclosure of cash flow information:
Cash paid during the nine months for:
Interest	$4,459	$4,603
Income taxes	$9,882	$7,797
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations and comprehensive income for the three months and nine months ended March 31, 2007 and 2006, the cash flows for the nine months ended March 31, 2007 and 2006 and the financial position of the Company at March 31, 2007.  The interim results are not necessarily indicative of results for a full year.  The condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2006.  The condensed consolidated balance sheet at June 30, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The prior year financial statements have been reclassified to report the discontinued operations discussed in Note 3.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2006.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods with those financial years.  At the effective date, an entity may elect the fair value option for eligible items that exist at that date.  The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings.  We are currently evaluating the impacts and disclosures of this standard, but would not expect SFAS No. 159 to have a material impact on our consolidated results of operations or financial condition.

3.

Discontinued Operations

In March 2006, we entered into a plan to dispose of certain assets of our USECO product lines.  USECO, which was part of our Food Service Equipment Group, manufactures and sells rethermalization systems for meal deliveries to institutions, including governmental institutions, and under sink food disposals.  We have determined that the product lines of USECO do not strategically fit with the other products offered by the Food Service Equipment Group.  We also determined that the markets that this business serves are not growing.  During the second quarter of fiscal 2007, we were able to complete the sale of the under-sink food disposals product line resulting in a gain on the sale of a portion of USECO business of approximately $541,000 offset by losses from the USECO operations.  In the third quarter we determined that the remaining USECO rethermalization systems business could not be sold.  We shut down the operations, accelerating the depreciation expense on the remaining manufacturing equipment and ceasing the manufacturing operations.  Any inventory remaining was analyzed and, where usable and transferable to our other businesses, was transferred to current operations.  The remaining inventory was previously fully reserved for.  In connection with the shut down, we retained the warranty risk for previously sold units.  We have analyzed those needs and believe that the current recorded balance of $313,000 is sufficient to cover future costs to support warranty claims.

In addition to the gain recognized on the sale of the under-sink food disposals product line the results from discontinued operations during the nine months ended March 31, 2007 include the gains recognized upon the completion of the sales of the Standard Publishing and the Berean Christian Stores businesses. Standard Publishing and Berean Christian Stores were formerly part of the Consumer Products Group.  As discussed in our 10-K for the year ended June 30, 2006, during the quarter ended March 31, 2006, we announced our plan to sell the businesses in our Consumer Products Group.  The businesses within the Consumer Products Group were determined not to fit strategically with our other operating segments as these businesses have few synergies to leverage across the other segments.  We also determined that our capital resources could be better allocated among those businesses in our other operating segments that offered us opportunities for growth.  In July 2006, we sold substantially all the assets of the Standard Publishing business in an all cash deal.  We recognized a pre-tax gain of $10.1 million in this transaction.  In August 2006, we sold substantially all the assets of the Berean Christian Stores business in an all cash deal resulting in the recognition of a pre-tax gain of $200,000.  In connection with Berean, we were party under a number of operating leases for existing stores and one closed store.  The store leases in this transaction were assigned to the purchaser of the business for the remaining initial terms of the lease at the stated lease costs.  We recognized a liability of $285,000 representing the difference between the expected sub-lease rental income and the rental costs for a store closed in connection with this sale.

The following summarizes the activities associated with discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net sales	$ 73	$23,398	$ 4,589	$73,078

Income (Loss) from discontinued operations	(851)	1,305	(2,018)	2,164
Provision for income taxes	300	(483)	722	(812)
Gain on disposal, net of tax of $33 and $1,008 three months and $3,968 and $1,008 nine months	(32)	1,680	6,903	1,680
Change in reserves, net of tax of $0 and $330 three months and $0 and $330 nine months	--	(549)	--	(549)
Write-down in carrying value, net of tax of $0 and $728 three months and $0 and $728 nine months	--	(1,212)	--	(1,212)
Income from discontinued operations, net of taxes	$(583)	$ 741	$ 5,607	$ 1,271

The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets are as follows (in thousands):

	March 31,	June 30,
	2007	2006
Assets:
Accounts receivable, net	$ 49	$ 6,512
Inventories, net	--	15,968
Prepaid expenses and other current assets	--	1,559
Total current assets	49	24,039

Property, plant and equipment, net	--	3,593
Other non-current assets	--	495
Goodwill	--	1,571
Total non-current assets	--	5,659
Total assets of discontinued operations	$ 49	$29,698

Liabilities:
Accounts payable	$292	$ 8,208
Accrued payroll and benefits	--	2,523
Accrued other	313	--
Total current liabilities	605	10,731
Non-current liabilities	--	506
Total liabilities of discontinued operations	$605	$11,237

4.

Acquisitions

In January 2007, we completed two acquisitions in furtherance of our strategy of growth in our Food Service Equipment segment and to expand our product offerings in that business, we acquired substantially all the assets of American Foodservice Company (“AFS”), an equipment manufacturer with expertise in stainless steel fabrication, millwork and solid surface stonework.  With annual sales of approximately $21 million, AFS will enable us to capture demand for high-end, custom-fabricated foodservice equipment across a spectrum of new cafeteria and commissary applications in markets including corporate headquarters, healthcare facilities and hospitals, colleges and universities, and casinos and hotels.

Also in January 2007, we completed the purchase of all the outstanding stock of Associated American Industries, Inc. (“AAI”).  With annual sales of $72 million, AAI is a leader in “hot side” food service equipment and has brands with global recognition among customers in the food service market.  AAI’s APW Wyott brand manufactures primarily counter top products used in cooking, toasting, warming and merchandising food for applications in quick service restaurants, convenience stores, small restaurants and concession areas.  In addition to APW Wyott, AAI’s brands include Bakers Pride, which provides a wide selection of deck ovens, pizza ovens, conveyor ovens and counter top ranges, griddles and char broilers to meet the needs of the restaurant, pizza, supermarket and convenience store market segments, and BevLes, which produces strong, durable heated proofer and holding cabinets for the restaurant and baking market segments.  The addition of AAI will complement our existing hot side business, BKI, while providing us with opportunities to cross market to new customers our existing portfolio of products.  This acquisition will also provide us a sizeable presence in the hot food preparation, storage and merchandising equipment market.

Both acquisitions will be integrated into the Food Service Equipment segment.    We are in the process of completing the purchase price allocation.  The following represents our estimate of the purchase price allocation.  We expect to finalize the allocation during the fourth quarter of fiscal 2007.  We do not expect the final allocation to be materially different from the allocation below.

The total purchase price for the two acquisitions was $94.4 million, excluding cash.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisitions (in thousands):

Assets:
Current Assets	$ 27,708
Property, plant and equipment	26,471
Intangibles	25,640
Goodwill	46,169
Total assets acquired	$125,988

Liabilities:
Current liabilities	$ 14,406
Long term liabilities	863
Deferred tax liabilities	16,276
Total liabilities assumed	31,545
Net assets acquired	$ 94,443

Of the $25.6 million of acquired intangible assets, $14.9 million was assigned to customer relationships with an average useful life of 15 years; $10.3 million was assigned to trademarks with indefinite lives; and $408,000 was allocated to noncompetition agreements with an average estimated useful life of 2 years.  The $46.2 million in goodwill was assigned to Food Service Equipment Group.  The total amount of the goodwill recognized will not be deductible for tax purposes.  The results of operations of AAI and AFS have been included in the consolidated statement of income from the dates of the acquisitions.  Had the acquisitions been completed as of the beginning of our fiscal year, our unaudited proforma consolidated results from operations would have been as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net sales	$160,663	$176,762	$499,244	$480,367
Income from operations	$ 4,805	$ 11,397	$ 25,992	$ 30,405

Earnings per share:
Basic	$0.10	$0.55	$1.65	$1.36
Diluted	$0.10	$0.53	$1.62	$1.32

5.

Goodwill

Changes to goodwill during the nine months ended March 31, 2007 were as follows (in thousands):

Balance at June 30, 2006	$ 73,272
Additions	46,474
Dispositions	--
Translation Adjustment	(2,150)
Balance at March 31, 2007	$117,596

During the nine months ended March 31, 2007, the Company recorded an additional $46.2 million in connection with the acquisition of AAI and AFS.  See Note 4 for additional information.

6.

Inventories

Inventories are valued at the lower of cost or market.  Cost is determined using the first in, first out method.  Inventories at March 31, 2007 and June 30, 2006 are comprised of the following (in thousands):

	March 31,	June 30,
	2007	2006
Raw materials	$43,481	$35,184
Work in process	23,903	20,352
Finished goods	25,445	20,215
Total	$92,829	$75,751

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying Condensed Statements of Consolidated Income and were as follows for the three- and nine-month periods ended March 31, 2007 and 2006:

	2007	2006
Quarter	$ 7,436	$ 6,418
Year-to-date	$20,452	$19,777

7.

Debt

Debt is comprised of the following (in thousands):

	March 31,	June 30,
	2007	2006
Bank credit agreements	$116,000	$ 64,000
Institutional investors – note purchase agreements
5.94% to 6.80% (due 2007-2013)	46,429	50,000
Other 3.62% to 8.25% (due 2007-2019)	3,477	3,602
Total	165,906	117,602
Less current portion	(3,748)	(3,873)
Total long-term debt	$162,158	$113,729

The Company has a five year $150 million revolving credit facility (the “facility”) with nine participating banks, which expires in December 2010.  Proceeds under the facility may be used for general corporate purposes or to provide financing for acquisitions.  The agreement contains certain covenants including limitations on indebtedness and liens.  Borrowings under the agreement bear interest at a rate equal to the sum of a base rate or a Eurodollar rate, plus an applicable percentage based on the Company’s consolidated leverage ratio, as defined by the agreement.  The effective interest rate at March 31, 2007 was 6.075%.  Borrowings under the agreement are not collateralized.  As of March 31, 2007, the Company had the ability to borrow an additional $33.8 million under the agreement.

The Company’s loan agreements contain certain provisions relating to the maintenance of certain financial ratios and restrictions on additional borrowings and investments.  The most restrictive of these provisions requires that the Company maintain a minimum ratio of earnings to funded debt, as defined, on a trailing twelve months basis.  At March 31, 2007, the Company was in compliance with all debt covenants.

Debt is due as follows (in thousands):

2007	$ 177
2008	3,571
2009	28,571
2010	119,571
2011	3,571
Thereafter	10,445

8.

Retirement Benefits

In the fiscal year ended June 30, 2006, the Company recorded a net pension and post retirement expense of $7.6 million.  The Company expects to report a net pension and post retirement expense of approximately $6.7 million in the current fiscal year.  Pension and other post-retirement expense for the three and nine-month periods ending March 31, 2007 and 2006 were as follows (in thousands):

U.S. Plans:

	Pension Benefits				Other Post Retirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	March 31,		March 31,		March 31,		March 31,
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$ 1,101	$ 1,347	$ 3,303	$4,041	$ 5	$ 5	$ 16	$ 16
Interest cost	3,065	2,962	9,195	8,885	32	33	96	100
Expected return on plan assets	(4,067)	(4,050)	(12,201)	(12,150)	--	--	--	--
Amortization of prior service costs	43	1	129	3	--	--	--	--
Curtailment	--	--	334	--	--	--	--	--
Recognized actuarial loss	1,011	1,146	3,033	3,439	(14)	(11)	(42)	(33)
Amortization of transition obligation	1	61	3	182	56	56	169	168
Net periodic benefit cost	$ 1,154	$ 1,467	$ 3,796	$ 4,400	$ 79	$ 83	$239	$251

Foreign Plans:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	March 31		March 31
	2007	2006	2007	2006
Service cost	$ 45	$ 214	$ 135	$ 643
Interest cost	458	398	1,374	1,198
Expected return on plan assets	(375)	(306)	(1,125)	(921)
Amortization of prior service costs	217	(13)	651	(40)
Recognized actuarial loss	7	162	21	489
Amortization of transition asset	--	--	--	--
Net periodic benefit cost	$ 352	$ 455	$1,056	$1,369

The nine months includes a curtailment charge of $334,000 recorded as a result of the disposition of the Consumer Group.  Contributions to pension plans in the first nine months of fiscal 2007 were approximately $4.3 million.  Contributions based on current actuarial evaluations are expected to total $4.5 million for all of fiscal 2007, including planned voluntary contributions.  Cash contributions in subsequent years will depend upon a number of factors including the investment performance of the plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

9.

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Basic – Average shares outstanding	12,240	12,231	12,227	12,239
Effect of dilutive securities – Stock options and unvested stock awards	122	304	173	314
Diluted – Average shares outstanding	12,362	12,535	12,400	12,553

Income available to common stockholders is the same for computing both basic and diluted earnings per share.  Options to purchase 3,190 and 3,470 shares of common stock were not included in the computation of diluted earnings per share for the three months and nine months ended March 31, 2007 and 2006, respectively.  Such options have been excluded because the options’ exercise prices were greater than the average market price of the common stock on those dates and, as a result, their inclusion would have been antidilutive.

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

	Nine Months Ended March 31,
	Involuntary
	Employee
	Severance
	and Benefit	Shutdown
	Costs	Costs	Total
Expense – Fiscal 2007
Cash expended	$49	$ 221	$270
Accrual/non-cash	20	45	65
Total expense	$69	$266	$335

Expense – Fiscal 2006
Cash expended	$235	$384	$619
Accrual/non-cash	99	139	238
Total expense	$334	$523	$857

	Nine Months Ended March 31,
	2007	2006
Accrued Balances
Balance, beginning of period	$ 105	$ 301
Payments	(375)	(1,005)
Additional accrual	335	792
Balance, end of period	$ 65	$ 88

The restructuring costs related to the following segments:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Food Service Equipment Group	$ --	$ 11	$ --	$481
Air Distribution Products Group	--	--	--	233
Hydraulics Products Group	--	--	--	--
Engraving Group	--	(57)	--	28
Engineered Products	45	115	335	115
Total expense	$45	$ 69	$335	$857

11.

Contingencies

The Company is a party to a number of actions filed or has been given notice of potential claims and legal proceedings related to environmental, commercial disputes, employment matters and other matters generally incidental to its business.  In the prior quarter, we noted that we were a party to a contract dispute relating to a technology licensing agreement.  The dispute arose over whether the Company had the right to terminate the licensing agreement.  This dispute has been resolved resulting in no material impact to the Company’s financial position, results of operations or cash flows.

Liabilities are recorded when the amount can be reasonably estimated and the loss is deemed probable.  Management has evaluated each matter based, in part, upon the advice of its in-house legal personnel and independent environmental consultants.  Management has considered such matters and believes the ultimate resolution will not be material to the Company's financial position, results of operations or cash flows.

12.

Comprehensive Income

Total comprehensive income and its components for the three and nine months ended March 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net income:	$1,272	$5,527	$18,221	$16,318
Other comprehensive gains/(losses):
Foreign currency translation adjustment	1,250	(139)	1,608	3,178
Comprehensive income	$2,522	$5,388	$19,829	$19,496

The components of accumulated other comprehensive losses are as follows (in thousands):

	March 31,	June 30,
	2007	2006
Foreign currency translation adjustment	$ 12,102	$ 10,494
Additional minimum liability (net of $17.8 million tax)	(31,494)	(31,494)
Accumulated other comprehensive loss	$(19,392)	$(21,000)

13.

Income Taxes

The provision for income taxes for continuing operations differs from that computed using Federal income tax rates for the following reasons:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Statutory tax rate	35.0%	35.0%	35.0%	35.0%
Non-U.S.	(6.6)	(1.8)	(2.2)	(1.8)
State taxes	(2.1)	2.2	0.9	2.4
Other including change in contingency	(14.8)	(0.9)	(5.3)	(1.1)

Effective income tax rate	11.5%	34.5%	28.4%	34.5%

The Company's effective tax rate for the third quarter of 2007 was 11.5% compared with 34.5% for the third quarter of 2006. The effective tax rate for the third quarter of 2007 reflects the impact of the reversal of income tax contingency reserves of $593 thousand during the third quarter. These reserves were determined to be no longer needed due to the expiration of the applicable statutes of limitations. Excluding the impact of the reversals the Company's effective tax rate for the third quarter of 2006 would have been 40%. The first nine months of 2007 includes $593 thousand from the reversal of income tax contingency reserves that were determined to be no longer needed due to the expiration of the applicable statutes of limitations and $238 thousand from the impact resulting from retroactive extension of the R&D credit recognized in the second quarter.  Excluding the impact of the reversals and the impact of retroactive extension of the R&D credit the Company's effective tax rate in the nine month period ended March 31, 2007 would have been 33.1%.

14.

Industry Segment Information

The Company is composed of five business segments.  Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Operating income by segment below excludes interest expense and other non-operating income (in thousands).

	Three Months Ended March 31,				Nine Months Ended March 31,
			Income from				Income from
	Net Sales		Operations		Net Sales		Operations
	2007	2006	2007	2006	2007	2006	2007	2006
Segment:
Food Service Equipment Group	$82,409	$57,467	$ 3,561	$ 2,396	$207,630	$181,559	$ 11,814	$13,259
Air Distribution Products Group	26,013	30,949	(310)	2,847	83,825	98,610	3,539	8,927
Hydraulics Products Group	9,480	12,098	1,157	1,753	27,755	32,131	3,860	4,910
Engraving Group	20,868	24,583	1,961	4,767	64,016	62,785	6,645	8,596
Engineered Products Group	21,893	23,399	2,787	2,953	66,195	61,462	7,440	6,575
Restructuring	--	--	(45)	(69)	--	--	(335)	(857)
Corporate and other operating expenses	--	--	(4,306)	(5,367)	--	--	(10,063)	(13,410)
Total	$160,663	$148,496	$ 4,805	$ 9,280	$449,421	$436,547	$22,900	$28,000

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

We believe that our diversification has helped to reduce the cyclicality of earnings that affects many companies that focus principally on only one or two market segments.  Therefore, we intend to continue to operate in selected market segments that may not directly relate to one another.  However, through our focused diversity strategy, we are seeking to identify and build those of our businesses which offer the best opportunities for future growth and profitability, through organic growth, acquisitions, and the leveraging of the resources of those businesses to create larger business units with a better capability of serving their customers.  Exiting those of our businesses which do not satisfy the foregoing criteria is a part of the foregoing strategy.  In the first quarter of fiscal 2007, we completed the divestiture of the businesses of the Consumer Products Group, which resulted in the recognition in the quarter of a $10.3 million gain in discontinued operations.

In the third quarter in fiscal 2007, we completed two acquisitions in furtherance of our focused diversity.  In January 2007, we acquired substantially all the assets of American Foodservice Company (“AFS”), an equipment manufacturer of high-end custom-fabricated food service counters, buffet tables, cabinets and similar products, which are sold across a wide spectrum of cafeteria and commissary applications in markets including corporate headquarters, healthcare facilities and hospitals, colleges and universities, and casinos and hotels.  AFS’ capabilities extend to stainless steel fabrication, millwork and solid surface stonework.

Also in January 2007, we completed the purchase of all the outstanding stock of Associated American Industries, Inc. (“AAI”).  AAI is a leader in “hot side” food service equipment and has brands with global recognition among customers in the food service market.  AAI’s APW Wyott brand manufactures primarily counter top products used in cooking, toasting, warming and merchandising food for applications in quick service restaurants, convenience stores, small restaurants and concession areas.  In addition to APW Wyott, AAI’s brands include Bakers Pride, which provides a wide selection of deck ovens, pizza ovens, conveyor ovens and counter top ranges, griddles and char broilers to meet the needs of the restaurant, pizza, supermarket and convenience store market segments, and BevLes, which produces strong, durable heated proofer and holding cabinets for the restaurant and baking market segments.  The total purchase price for the acquisitions was approximately $94 million and was funded primarily through borrowings under our $150 million revolving credit facility.

In support of our strategic objectives, we are continually looking to reduce our operating costs and to better reach new customers and markets not served by our existing operations.  We are achieving these goals through sourcing products and materials from lower cost providers in China and elsewhere, transferring manufacturing activities to lower cost countries such as Mexico and China, making capital expenditures to increase automation, and implementing lean enterprise throughout our production facilities.  In fiscal 2006, we relocated our Procon and a part of our ADP manufacturing operations to a new facility in Mexico from two U.S. locations and also relocated the manufacturing activities of Kool Star immediately following the close of that acquisition in the second quarter of fiscal 2006 to the facility in Mexico.

In China, we have recently established two new manufacturing locations, one to capitalize on the market for the Engraving Group and the second to establish a lower cost assembly operation for the Engineered Products Group.  Production output has thus far exceeded our expectations.

A detailed discussion by segment is set forth below.  We monitor a number of key performance indicators including net sales, income from operations, backlog and gross profit margin.  A discussion of these key performance indicators is included within the discussion below.  Unless otherwise noted, references to years are to fiscal years.

Consolidated Results from Continuing Operations (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net sales	$160,663	$148,496	$449,421	$436,547
Gross profit margin	27.0%	28.6%	27.8%	28.7%
Other operating (expense)/income	(8)	(4)	1,063	666
Restructuring expense	(45)	(69)	(335)	(857)
Income from operations	4,805	9,280	22,900	28,000
Backlog as of March 31	98,491	87,988	98,491	87,988

Net Sales

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2007	2007
Net sales, prior period	$148,496	$436,547
Components of change in sales:
Effect of acquisitions	24,900	32,200
Effect of exchange rates	1,600	4,000
Organic sales change	(14,333)	(23,326)
Net sales, current period	$160,663	$449,421

Net sales for the quarter increased $12.2 million when compared to the same period of fiscal 2006, an 8.2% increase.  A further discussion by segment follows.

Gross Profit Margin

Our consolidated gross profit margin decreased to 27% for the quarter ended March 31, 2007, versus 28.6% in the same quarter of last year.  With the exception of the Engineered Products Group, margins declined across all of our segments when compared to the same period one year earlier.  The largest decline occurred in the ADP Group, where margins were pressured due to volume declines and material cost increases, discussed more fully below in the segment performance.

Other Operating Income/(Expense) and Restructuring

We include restructuring charges and certain other operating expenses and income as separate line items.  “Other operating income/ (expense)” includes gains or losses on the sale of assets.  During the first quarter of fiscal 2007, we recorded a gain of approximately $1.1 million associated with the sale of excess land connected to our corporate offices.  We also incurred restructuring charges of $45,000 and $335,000 in the three- and nine-month period ended March 31, 2007, respectively, largely in connection with the consolidation of our Magnetico business into our electronics facility in Ohio.

Income from Operations

For the nine months ended March 31, 2007, income from operations decreased 18.2%, or $5.1 million when compared to the same period one year earlier.  Improvements in income from operations occurred in the Engineered Products Groups, but this was more than offset by decreases in all the other segments.

For the three months ended March 31, 2007, income from operations decreased $4.5 million when compared to the same period one year earlier, a 48.2% change.  Improvements in the Engraving Products and Engineered Products Groups were more than offset by declines in the remaining segments.  A detailed explanation by segment follows.

Income Taxes

Our effective income tax rate for the nine months ended March 31, 2007 was 28.4% a decrease from 34.5% in the same period in fiscal 2006.  For the three-month period, our effective income tax rate was 11.5% a decrease from 34.5% in the same period in fiscal 2006.  This change is more fully explained in the Notes to Condensed Consolidated Financial Statements.

Backlog

For the nine months ended March 31, 2007, backlog increased to $98.5 million, an 11.9% increase from the same period one year earlier.  Excluding backlog from acquisitions, backlog is down $3.8 million, a decrease of 4.3%.  All segments except the Engraving Products and Engineered Products Groups reported lower backlog for the current year third quarter.  The Food Service Equipment Group’s backlog decrease, excluding backlog from acquisitions, is largely attributable to the reductions in lead times at our Procon unit, the prior year backlog of which was unusually high due to the relocation of the manufacturing activities to Mexico.  Sales declines substantially due to downturns in the new residential housing construction market affecting the ADP Group and the truck market declines impacting our Hydraulics Products Group have contributed to the lower backlog in the current period.

Segment Analysis

Net Sales

The following table presents net sales by business segment (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Food Service Equipment Group	$ 82,409	$ 57,467	$207,630	$181,559
Air Distribution Products Group	26,013	30,949	83,825	98,610
Hydraulics Products Group	9,480	12,098	27,755	32,131
Engraving Group	20,868	24,583	64,016	62,785
Engineered Products Group	21,893	23,399	66,195	61,462
Total	$160,663	$148,496	$449,421	$436,547

Food Service Equipment Group

Net sales for the Group for the three months increased $24.9 million, or 43.4% over the same period one year earlier.  Acquisitions accounted for all of the increase.  Sales improvements were noted in all but one of our refrigerated cabinets and walk-in business, the sales of which where impacted by quality and service issues.  Aggressive measures have been taken to address these issues, and sales are expected to rebound during the fourth quarter.  This lower performance offset strong sales performances in our other walk-in and cabinet business, our display case and pump businesses, all of which posted double digit sales increases when compared to the same period one year earlier.  In the case of the pump business, sales were lower in last year’s third quarter due to the negative impact of the closure and relocation of that business to Mexico from Tennessee.

Net sales for the Group for the nine months increased 14.4%, or $26.1 million from the same period one year earlier.  Acquisitions accounted for substantially all of the increase, adding $24.9 million.  Removing the effect of acquisitions, sales increased $1.1 million when compared to the same period one year earlier.  Similar to the factors which led to the decrease in sales for the current quarter, sales of our Master-Bilt refrigerated cases and walk-in units have decreased largely due to service and quality issues.  Further, in the first nine months of fiscal 2006, sales benefited from the completion of several large rollouts with national accounts in the U.S. and the U.K. affecting our Master-Bilt walk-in coolers and freezers and our BKI branded products.  This business did not repeat in fiscal 2007.  Demand for refrigerated cabinets and walk-in coolers and freezers across our other brands remained strong, especially cabinets in our scientific line of products.  In addition, the sales performance in our pump business improved as noted above.

Air Distribution Products Group

Net sales decreased $4.9 million, or 15.9%, from the third quarter of fiscal 2006.  The decrease is attributable to the continued slowdown in new home construction in the principal markets served by ADP.  Housing starts on a nationwide basis reached a ten-year low in the most recent completed quarter, decreasing 25% to 30%.  ADP has been pursuing opportunities to capture market share including pursuing additional big box retail locations and seeking further geographical penetration with several national wholesalers, leveraging our nationwide manufacturing capabilities.  The current quarter sales performance includes price increases of approximately 8%.  After excluding price increases, the unit volume decreases were still lower than the housing start decreases largely due to the gains made in market share.  These market share gains are consistent with our strategy for the ADP Group, which is to capitalize on our unique nationwide manufacturing infrastructure and to use our new Mexico facility to penetrate housing markets in the fast-growing southwestern United States market.

Net sales for the Group for the nine months in fiscal 2007 decreased $14.8 million, or 15.0%, from the nine months of fiscal 2006.  As noted above, the slowdown in new home construction is the driving factor leading to the sales decline.

Hydraulics Products Group

Net sales decreased $2.6 million, or 21.6%, from the third quarter of fiscal 2006.  The decrease was primarily attributable to sales declines in the domestic market.  During the quarter, we experienced a decline in demand for our cylinders as that market has entered a slowdown.  We believe that changes in EPA engine emission regulations that have the effect of reducing the fuel economy of large trucks are a significant factor in the current downturn, as many heavy truck purchasers accelerated their purchases to a date prior to January 1, 2007, when the new regulations took effect.

Net sales for the nine months ended March 31, 2007 decreased $4.4 million, or 13.6%, from the first nine months of fiscal 2006.  The decline is entirely attributable to the performance in the most recent two quarters discussed above.

Engraving Group

Net sales of the Engraving Group decreased by $3.7 million, or 15.1%, when compared to the third quarter of fiscal 2006.  This decrease is attributable to several factors, the largest of which is a delay in the introduction of several new automotive platform projects in the U.S. and Europe.  That delay has significantly impacted the sales of our mold texturization business.  Although sales are down, we believe that the Group is gaining market share based on our sales pipeline and our interactions with automotive manufacturers.

Net sales for the nine months ended March 31, 2007 increased $1.2 million, a 2.0% increase from the first nine months of fiscal 2006.  This increase is due to the effect of the acquisition of Innovent, which added $4.3 million of sales in the first half of fiscal 2007.  Excluding acquisitions, sales decreased $3.1 million for the nine months.  The decrease is attributable to the performance of all the businesses for the reasons noted in the above quarter.

Engineered Products Group

Net sales of the Engineered Products Group decreased $1.5 million, or 6.4%, when compared to the same period one year earlier.  Our metal spinning businesses accounted for all of the decline.  The aerospace side of the metal spinning business experienced the greatest decline, due primarily to the timing of orders.  Current indicators, including recent order activity, lead us to anticipate improvements in demand in the fourth quarter of fiscal 2007.  Sales of our electronics businesses were largely unchanged from the same period one year earlier.  Strong demand in sensors for the consumer products sector, the effect of foreign exchange rates and the impact of price increases implemented to offset the cost of raw materials were positive contributors to sales in the current quarter, while lower sales to automotive customers offset these improvements.

Net sales for the nine months ended March 31, 2007 increased $4.7 million, or 7.7%, over the same period one year earlier. Our metal spinning businesses accounted for $3.2 million of the sales growth, benefiting from strong demand in the aviation and energy industries, the two principal markets served by that business unit, in the first half of fiscal 2007.  Our electronics businesses accounted for the remainder of the increased sales, based on strong demand experienced in the first half of fiscal 2007 for the reasons noted above in the quarter.

Income from Operations

The following table presents income from continuing operations by business segment (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Food Service Equipment Group	$ 3,561	$ 2,396	$ 11,814	$ 13,259
Air Distribution Products Group	(310)	2,847	3,539	8,927
Engraving Group	1,961	4,767	6,645	8,596
Hydraulic Products Group	1,157	1,753	3,860	4,910
Engineered Products Group	2,787	2,953	7,440	6,575
Restructuring	(45)	(69)	(335)	(857)
Corporate and Other Operating Expenses	(4,306)	(5,367)	(10,063)	(13,410)
Total	$ 4,805	$ 9,280	$ 22,900	$ 28,000

Food Service Equipment Group

Income from operations for the quarter ended March 31, 2007 increased $1.2 million, or 48.6%, when compared to the same period one year earlier.  Acquisitions made in the current quarter added $838,000 in the quarter.  Excluding the effect of acquisitions, income from operations increased $327,000, or 13.6%.  Strong demand in our Nor-Lake branded refrigerated cabinet and walk-in business as well as our pump business accounted for the improvements.  Our pump business is benefiting greatly from the relocation of its manufacturing activities to Mexico, coupled with strong demand in European markets, especially in the beverage sector.  These positive performances were offset by sales declines of our other refrigerated cabinet and walk-in business.

Income from operations for the nine months ended March 31, 2007 decreased $1.4 million, a 10.9% decrease over the same period one year earlier.  Excluding the effect of recent acquisitions made during the quarter, income from operations decreased $2.3 million in the nine month period.  The combination of decreased sales volumes in one of our refrigerated cabinet and walk-in business and higher material costs contributed to the decline in income from operations.  Decreases in our BKI brand’s operating income during the first half of fiscal 2007 resulting from decreases in sales volume, changes in sales mix to lower margin items and one-time costs associated with several management position transitions, also contributed to the overall decrease.

Air Distribution Products Group

The ADP Group recorded a loss from operations of $310,000 in the current quarter, which represents a $3.2 million decrease from the same period one year earlier.  This loss from operations is due to the combination of the sales declines discussed above of $4.9 million and margin deteriorations due to material price increases.  In response to the continued outlook and the inability to pass the material price increases fully through to customers, ADP is implementing raw material reduction strategies.

Income from operations for the nine months ended March 31, 2007 in the ADP Group decreased $5.4 million, or 60.4% when compared with the same period of last year.  The lower sales volume and material price changes accounted for the decreases during the nine-month period of fiscal 2007.

Engraving Group

Income from operations decreased by $2.8 million, or 58.9%, when compared to the same quarter in the prior year.  The positive performance of our Innovent acquisition was more than offset by decreases in our mold texturization businesses.  The sales delays in that business and the high level of fixed costs associated with those businesses caused income from operations to be depressed during the quarter.

Income from operations for the nine months ended March 31, 2007 decreased $2.0 million, or 22.7%, when compared to the same period one year earlier.  Better operating income performance in the first six months of the nine-month period due to the Innovent acquisition and technological improvements in the manufacturing processes of the mold texturization business, was more than offset by the third quarter performance.

Hydraulics Products Group

Income from operations decreased $596,000, or 34.0% when compared to the same period one year earlier.  The sales declines of $2.6 million during the quarter led to the lower income from operations.

Income from operations for the nine months ended March 31, 2007 decreased $1.1 million, or 21.4%, when compared to the same period one year earlier.  As noted above for the quarter, sales declines of $4.4 million for the nine-month period were largely responsible for the decrease in income from operations.

Engineered Products Group

Income from operations decreased $166,000, or 5.6% when compared to the same period one year earlier due to the sales declines in our metal spinning businesses.  Our electronics business experienced improvements during the quarter, resulting from a combination of price increases and cost improvement initiatives.  During the second quarter of fiscal 2007, the electronics business completed the consolidation of its New York facility into its Ohio facility which reduced overhead costs for the organization.  Key to the improvement has been the performance of our new manufacturing facility in China.  In the last quarter, this facility had already surpassed the break even point in less than two months of full operation. The current quarter saw continued cost reductions while output continued to climb, contributing to the improved performance in the quarter.

Income from operations for the nine months ended March 31, 2007 increased $865,000, or 13.2% when compared to the same period one year earlier.  A combination of the first half performance of our metal spinning businesses, the cost reduction activities at our electronics business discussed above and price increases all contributed to the increase in income from operations for the nine-month period.

Corporate and Other Operating Expenses

Corporate and other operating expenses decreased $1.1 million, or 19.8%, when compared to the same period one year earlier.  The decrease is the result to a combination of expense reductions when compared to the same period one year earlier.  Decreases in stock-based compensation, professional fees and pension expense all contributed to the reduction year over year.

Corporate and other operating expenses for nine months ended March 31, 2007 decreased $3.3 million, or 25.0%, when compared to the same period of fiscal 2006.  Gains on the sale of assets increased approximately $400,000 due in large part to the gain of $1.1 million on the sale of excess corporate land.  Excluding this change, corporate expenses decreased $2.9 million.  The decrease is mostly due to the adjustment made in the second quarter associated with performance based equity awards of $1.5 million.  This decline was further impacted by decreased pension costs, decreases in other stock-based compensation and a decrease in professional fees.

Discontinued Operations

In March 2006, we entered into a plan to dispose of certain assets of our USECO product lines.  USECO, which was part of our Food Service Equipment Group, manufactures and sells rethermalization systems for meal deliveries to institutions, including governmental institutions, and under sink food disposals.  We have determined that the product lines of USECO do not strategically fit with the other products offered by the Food Service Equipment Group.  We also determined that the markets that this business serves are not growing.  During the second quarter of fiscal 2007, we were able to complete the sale of the under-sink food disposals product line resulting in a gain on the sale of a portion of USECO business of approximately $541,000 offset by losses from the USECO operations.  In the third quarter we determined that the remaining rethermalization systems business could not be sold.  We shut down the operations, accelerating the depreciation expense on the remaining manufacturing equipment and ceasing the manufacturing operations.  Any inventory remaining was analyzed and, where usable and transferable to our other businesses, was transferred to current operations.  The remaining inventory was previously fully reserved for.  In connection with the shut down, we retained the warranty risk for previously sold units.  We have analyzed those needs and believe that the current recorded balance of $313,000 is sufficient to cover future costs to support warranty claims.

In addition to the gain recognized on the sale of the under-sink food disposals product line the results from discontinued operations during the nine months ended March 31, 2007 include the gains recognized upon the completion of the sales of the Standard Publishing and Berean Christian Stores businesses.  Standard Publishing and Berean Christian Stores were formerly part of the Consumer Products Group.  As discussed in our 10-K for the year ended June 30, 2006, during the quarter ended March 31, 2006, we announced our plan to sell the businesses in our Consumer Products Group.  The businesses within the Consumer Products Group were determined not to fit strategically with our other operating segments as these businesses have few synergies to leverage across the other segments.  We also determined that our capital resources could be better allocated among those businesses in our other operating segments that offered us opportunities for growth.  In July 2006, we sold substantially all the assets of the Standard Publishing business in an all cash deal.  We recognized a pre-tax gain of $10.1 million in this transaction.  In August 2006, we sold substantially all the assets of the Berean Christian Stores business in an all cash deal resulting in the recognition of a pre-tax gain of $200,000.  In connection with Berean, we were party under a number of operating leases for existing stores and one closed store.  The store leases in this transaction were assigned to the purchaser of the business for the remaining initial terms of the lease at the stated lease costs.  We recognized a liability of $285,000 representing the difference between the expected sub-lease rental income and the rental costs for the store closed in connection with this sale.

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash Flows

Nine Months Ended March 31, 2007

For the nine months ended March 31, 2007, operating activities from continuing operations generated $24.4 million in cash, as compared to the generation of $10.2 million in cash for the same period one year earlier.  The source of cash is attributable to several factors.  Net working capital levels for continuing operations (defined as accounts receivable plus inventories less accounts payable) increased $3.5 million when compared period over period, taxes paid increased more than $2.0 million when compared period over period and accrued expenses decreased over $1.1 million in the nine-month period, primarily due to the timing of payments.  These uses of cash were offset by the higher earnings and higher depreciation and amortization when compared to the same period one year earlier.  Discontinued operations used $7.1 million from operating activities.  The Company used the positive cash flows from operations to fund capital expenditures of $6.9 million and pay dividends of $7.7 million.  The Company also generated $1.3 million in cash through the sale of assets.  The remaining cash from operations were used to partially fund acquisitions totaling $95.9 million.  The Company borrowed an additional $83 million under our Revolving Credit Facility in connection with these acquisitions.  We also generated $31.1 million in proceeds from the sale of the Consumer Products Group and a portion of USECO.  These funds were used to reduce outstanding debt.

Liquidity and Capital Resources

Our primary cash requirements include working capital, interest and mandatory debt payments, capital expenditures, operating lease payments, pension plan contributions and dividends.  We expect to spend between $7 million and $10 million on capital expenditures in fiscal 2007.  The Company expects that depreciation will be approximately $13 million to $15 million for fiscal year 2007.  The primary sources of cash for each of the Company’s requirements are cash flows from continuing operations and borrowings under our revolving credit facility.

In addition, we anticipate that any cash needed for future acquisition opportunities would be obtained from borrowings under the revolving credit facility or other sources of liquidity available to us.  We have available borrowing capacity of up to $33.8 million as of March 31, 2007 under the revolving credit facility.

The Company sponsors a number of defined benefit and defined contribution retirement plans.  We have evaluated the current and long-term cash requirements of these plans.  As noted above, the operating cash flows from continuing operations are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

Borrowings under the revolving credit facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio, as defined in the revolving credit facility.  The effective interest rates for borrowings outstanding were 6.075% and 6.24%, respectively, at March 31, 2007 and June 30, 2006.  The annual facility fee in effect on our Revolving Credit Facility at March 31, 2007 was 0.175%.

The following table sets forth the Company’s capitalization at March 31, 2007 and June 30, 2006:

	March 31,	June 30,
	2007	2006
Short-term debt	$ 3,748	$ 3,873
Long-term debt	162,158	113,729
Total debt	165,906	117,602
Less cash	18,448	32,590
Total net debt	147,458	85,012
Stockholders’ equity	211,902	200,295
Total capitalization	$359,360	$285,307

The Company has an insurance program in place for certain retired executives.  Current executives and new hires are not eligible for this program.  The underlying policies have a cash surrender value of $22.2 million and are reported net of loans of $11.0 million for which the Company has the legal right of offset.  These policies have been purchased to fund supplemental retirement income benefits for certain retired executives.  The aggregate value of future obligations was approximately $2.4 million and $2.8 million at March 31, 2007 and June 30, 2006, respectively.

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

The revolving credit facility contains customary affirmative and negative covenants.  Among other restrictions, they require that the Company meet specified financial tests, including minimum levels of earnings from operations before interest, taxes, depreciation, and amortization (EBITDA), and various debt to EBITDA ratios.  The covenants also limit, but do not preclude, the Company’s ability to incur additional debt, merge with other entities, create or become subject to liens and sell major assets.  At March 31, 2007, the Company was in compliance with the applicable financial covenants, and based upon its current plans and outlook, believes that it will continue to be in compliance with these covenants during the coming twelve-month period.

The Company is contractually obligated under various operating leases for real property.  No significant leases were consummated in the first nine months of fiscal 2007.  During the nine months ended March 31, 2007, the Company completed the disposition of Berean Christian Stores, which resulted in assignment of substantially all of the operating leases for the stores.  The following table summarizes our estimated obligations and commitments as of March 31, 2007 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods (in thousands):

Payments Due by Period

  Less

More

than 1

1-3

3-5

than 5

Contractual Obligations

Total

year

years

years

years

Long- and short-term debt obligations

$165,906

$ 3,748

$148,142

$ 7,142

$6,874

Operating lease obligations

11,600

3,200

4,800

2,600

1,000

Estimated interest payments 1

29,307

10,338

16,625

2,016

328

Post-retirement benefit payments 2

3,040

236

520

575

1,709

Purchase obligations

     4,500

          --

            --

    4,500

          --

Total

$214,353

$17,522

$170,087

$16,833

$9,911

1 Estimated interest payments are based upon effective interest rates as of March 31, 2007. See Item 3A for further discussions surrounding interest rate exposure on our variable rate borrowings.

2 Post-retirement benefit payments are based upon current benefit payment levels plus estimated health care costs trends of 8% in the first year trending to 5% through fiscal 2016.

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

Exchange Rate Risk

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

Interest Rate

The Company's interest rate exposure is limited primarily to interest rate changes on its variable rate borrowings. From time to time, the Company will use interest rate swap agreements to modify our exposure to interest rate movements.  At March 31, 2007, the Company has no outstanding interest rate swap agreements.  A hypothetical 100 basis point increase in interest rates would cost the Company approximately $1.2 million in additional interest expense on an annual basis at current debt levels.

The Company also has $46.4 million of long-term debt at fixed interest rates as of March 31, 2007.  There would be no immediate impact on the Company's interest expense associated with its long-term debt due to fluctuations in market interest rates.  There has been no significant change in the exposure to changes in interest rates from June 30, 2006 to March 31, 2007.

Concentration of Credit Risk

The Company has a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of March 31, 2007, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

Our ADP, Engineered Products, Hydraulics Products and Food Service Equipment Groups have been experiencing price increases for steel products, other metal commodities and petroleum based products.  Among those items impacted were the prices of galvanized steel strip, stainless steel and carbon steel sheet material, copper wire, refrigeration components and foam insulation.  These are key elements in the products manufactured in these segments.  Wherever possible, the affected divisions implement price increases to offset the increases to material costs.  The implemented price increases in the ADP and Food Service Equipment Groups did not fully offset the higher material costs.  As a result, additional price increases are being implemented or planned to be implemented.  While these higher prices are expected to be accepted by our customers, there can be no certainty that the price increases implemented will in fact be accepted by our customers.  ADP has been unable to implement additional price increases sufficient to cover current and expected increases in costs.  The ultimate acceptance of these price increases is impacted by our affected divisions’ respective competitors and the timing of their price increases.

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

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls during the quarterly period ended March 31, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(e)

The following table provides information about purchases by the Company during the quarter ended March 31, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended March 31, 2007
Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 – January 31, 2007	9,234	$29.88	9,234	826,630
February 1, 2007 – February 28, 2007	2,780	29.15	2,780	823,850
March 1, 2007 – March 31, 2007	1,424	27.67	1,424	822,426
Total	13,438	$29.50	13,438	822,426

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

STANDEX INTERNATIONAL CORPORATION

Date:	May 9, 2007	/s/ CHRISTIAN STORCH
Christian Storch
Vice President/CFO

Date:	May 9, 2007	/s/ TIMOTHY S. O'NEIL
Timothy S. O'Neil
Chief Accounting Officer