Form 10-K
period 2007-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2007-09-11
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at the close of business on December 31, 2006 was approximately $366,718,000.  Registrant’s closing price as reported on the New York Stock Exchange for December 31, 2006 was $30.13 per share.

The number of shares of Registrant's Common Stock outstanding on August 31, 2007 was 12,424,036.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders (the “Proxy Statement”) (Part III) of this report are incorporated by reference.

Forward Looking Statement

Statements contained in this Annual Report on Form 10-K that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” "may," “will,” “expect," "believe," "estimate," "anticipate," ”intends,” "continue," or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company’s business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired.  These factors include, but are not limited to general and international economic conditions, including more specifically conditions in the automotive, aerospace, energy, housing and general transportation markets, specific business conditions in one or more of the industries served by the Company, lower-cost competition, the relative mix of products which impact margins and operating efficiencies, both domestic and foreign, in certain of our businesses, the impact of higher raw material and component costs, particularly steel, petroleum based products, refrigeration components and rhodium, uncertainty in the mergers and acquisitions market generally, an inability to realize the expected cost savings from the implementation of lean enterprise manufacturing techniques, performance of  manufacturing operations at the Company's new plant in Mexico, and the inability to achieve the savings expected from the sourcing of raw materials from and implementation of manufacturing in China and the inability to achieve synergies contemplated by the Company.  In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

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

•

New product development and consistent product enhancement.

•

Completion of bolt-on acquisitions which will deliver tangible synergies to supplement the sales and earnings growth of the overall Company.

•

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

Transactions in Fiscal 2007

During the fiscal year, we completed the sale of the businesses within our Consumer Products Group.  The businesses of the Group included Standard Publishing, Berean Christian Stores and Standex Direct.  During fiscal 2006, we completed the sale of Standex Direct.  These transactions are further discussed in both the Management Discussion and Analysis under the heading “Discontinued Operations” and in the Notes to Consolidated Financial Statements under the heading “Discontinued Operations, Restructurings, Asset Impairments and Dispositions.”  The results from operations for the Consumer Products Group have been classified as discontinued operations in the accompanying financial statements.

We made two acquisitions during fiscal 2007.  In January 2007, we completed the purchase of all the outstanding stock of Associated American Industries, Inc. (AAI or APW Wyott).  With annual sales of $72 million, AAI is a leader in “hot side” food service equipment and has brands with global recognition among customers in the food service market.  AAI’s APW Wyott brand manufactures primarily counter top products used in cooking, toasting, warming and merchandising food for applications in quick service restaurants, convenience stores, small restaurants and concession areas.  In addition to APW Wyott, AAI’s brands include Bakers Pride, which provides a wide selection of deck ovens, pizza ovens, conveyor ovens and counter top ranges, griddles and char broilers to meet the needs of the restaurant, pizza, supermarket and convenience store market segments, and BevLes, which produces strong, durable heated proofer and holding cabinets for the restaurant and baking market segments.  The addition of AAI will complement our existing hot side business, BKI, while providing us with opportunities to cross market to new customers our existing portfolio of products.  This acquisition will also provide us a sizeable presence in the hot food preparation, storage and merchandising equipment market.

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

Food Service Equipment Segment

Our Food Service Equipment businesses are leading broad-line manufacturers of commercial foodservice equipment.  Our products are used throughout the entire process; from storage, to preparation, to cooking and to display.  Our equipment helps restaurants, convenience stores, quick-service restaurants and supermarkets meet the challenges of providing food and beverages that are fresh and appealing with the comfort of knowing the reliability of the equipment.  Our products are sold direct, through dealer buying groups and through industry representatives.  Through innovation and acquisition, we continue to expand this segment.  Our brands and products include:

•

Master-Bilt® refrigerated cabinets, cases, display units, modular structures, coolers and freezers.

•

Nor-Lake, Incorporated and Kool Star refrigerated walk-in coolers, freezers, refrigeration systems and cases.

•

APW Wyott, American Permanent Ware, Bakers Pride and BevLes commercial counter top products used in cooking, toasting, warming and merchandising food.

•

American Foodservice custom-fabricated food service counters, buffet tables and cabinets

•

Barbecue King® and BKI® commercial cook and hold units, rotisseries, pressure fryers, ovens and baking equipment.

•

Federal Industries bakery and deli heated and refrigerated display cases.

•

Procon® rotary vane pumps.

Air Distribution Products Segment

Our Air Distribution Products (“ADP”) business is a leading manufacturer of metal ducting and fittings for residential heating, ventilating and air conditioning applications.  With seven manufacturing locations located throughout the United States, ADP’s ability to service national accounts seamlessly gives them a competitive advantage to the smaller regional competitors.  Our investment in technology allows ADP to continue high-volume output while providing high levels of customer service, reducing lead times to our customers.  Our products are sold through both HVAC wholesalers and through large scale do-it-yourself stores throughout the continental United States.  Our brand names in Air Distribution Products include Snappy®, ACME, ALCO and Standex.

Engraving Segment

Our Engraving Group is a world leader in providing the expertise and the experience to apply texture to tools used in the production of plastic components and many other items, giving the final product the cosmetic appearance and appeal that our customers require.  Our 24 locations enable us to better serve our customers within key geographic areas worldwide, including the United States, Canada, Europe, China, Southeast Asia, Australia and South America.  Our Engraving companies specialize in embossing and engraving techniques serving a wide variety of industries.  Through process technology and acquisitions, our portfolio of products for texturizing continues to expand, increasing the ever growing tooling library that is important to this business.  Our companies and products within the Engraving Group include Roehlen®, I R International and Eastern Engraving which engrave and emboss rolls and plates used in manufacturing continuous length materials; Innovent which makes specialized tooling used to manufacture absorbent cores of many consumer and medical products; Mold-Tech® which texturizes molds used in manufacturing plastic injected components; Mullen® Burst Testers; and Perkins converting and finishing machinery.  Our products are sold direct and through manufacturers’ representatives.  The Engraving Group serves a number of industries including the automotive, plastics, building products, synthetic materials, converting, textile and paper industry, computer, houseware and construction industries.

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

•

Spincraft® metal spinning and custom fabricated components for applications primarily in the aerospace, aviation, marine and energy sectors.

•

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

Patents and Trademarks

We hold approximately 96 United States patents covering processes, methods and devices and approximately 60 United States trademarks.  Many counterparts of these patents have also been registered in various foreign countries.  In addition, we have various foreign registered and common law trademarks.

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

Customers

Our business is not dependent upon a single customer or very few customers, the loss of any one of which would have a material adverse effect on our operations.  No customer accounted for more than 10% of our consolidated revenue in fiscal 2007.

Working Capital

Our primary source of working capital is the cash generated from continuing operations.  No segments require any special working capital needs outside of the normal course of business.

Backlog

Backlog orders believed to be firm at June 30, 2007 and 2006 are as follows (in thousands):

	2007	2006
Food Service Equipment	$ 45,859	$ 26,847
Air Distribution Products	2,535	2,581
Engraving	10,039	13,085
Engineered Products	66,650	74,784
Hydraulics Products	5,417	6,484
Total	130,500	123,781
Net realizable beyond one year	16,656	25,742
Net realizable within one year	$113,844	$ 98,039

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

International Operations

Substantially all of our international operations are related to domestic operations and are included in the Food Service Equipment, Engraving Group and Engineered Products business segments.  International operations are conducted at 23 plants, principally in Western Europe.  See the Notes to Consolidated Financial Statements for international operations financial data. Our international operations contributed approximately 15.3% of operating revenues in 2007 and 16.0% in 2006.  International operations are subject to certain inherent risks in connection with the conduct of business in foreign countries including, exchange controls, price controls, limitations on participation in local enterprises, nationalizations, expropriation and other governmental action and changes in currency exchange rates.

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

Number of Employees

As of June 30, 2007, we employed approximately 5,500 employees of which 3,000 were in the United States.  About 900 of these employees were represented by unions.

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

Available Information

This Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q and current reports on Form 8-K, along with any amendments to those reports, are made available free of charge, on our website (www.standex.com) as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  Copies of the following are also available free of charge through our website under the caption “Corporate Governance” and are available in print to any shareholder who requests it:

•

Code of Business Conduct

•

Code of Ethics for Senior Financial Management

•

Corporate Governance Guidelines

•

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.  PROPERTIES

At June 30, 2007, we operated a total of 84 manufacturing plants and warehouses located throughout the United States, Western Europe, Canada, Australia, Singapore, China, Brazil and Mexico.  The Company owned 36 of the facilities and the balance were leased.   The approximate building space utilized by each product group of Standex at June 30, 2007 is as follows (in thousands):

	Area in Square Feet
	Owned	Leased
Food Service Equipment	1,404	391
Air Distribution Products	774	44
Engraving	330	333
Engineered Products	225	143
Hydraulics Products	101	38
Corporate and Other	124	47
Held for Sale	301	-
Total	3,259	996

In general, the buildings are in sound operating condition and are considered to be adequate for their intended purposes and current uses.

We own substantially all of the machinery and equipment utilized in our businesses.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year.

EXECUTIVE OFFICERS OF STANDEX

The executive officers of the Company as of June 30, 2007 were as follows:

Name	Age	Principal Occupation During the Past Five Years

Roger L. Fix	54

Chief Executive Officer of the Company since January 2003; President of the Company since December 2001 and Chief Operating Officer of the Company from December 2001 to December 2002; Chief Executive Officer, Chief Operating Officer and President of Outboard Marine Corporation from August 2000 to February 2001.

Deborah A. Rosen	52

Chief Legal Officer of the Company since October 2001; Vice President of the Company since July 1999; General Counsel of the Company since January 1998; and Secretary of the Company since October 1997.

Christian Storch	47

Vice President and Chief Financial Officer of the Company since September 2001; Treasurer of the Company from November 2003 to March 2006; and Manager of Corporate Audit and Assurance Services of the Company from July 1999 to August 2001.

Timothy S. O'Neil*	36

Treasurer from April 2006 to August 2007; Chief Accounting Officer from September 2004 to August 2007; Assistant Treasurer from November 2003 to March 2006; Financial Controller from November 2002 to August 2004; prior thereto Senior Manager, Deloitte & Touche LLP.

John Abbott	49	Group Vice President of the Food Service Group since December 2006; President of Filtration Group of Pentair from 2004 to 2006 and prior thereto President of Pentair’s Electronic Packaging.

The executive officers are elected each year at the first meeting of the Board of Directors subsequent to the annual meeting of stockholders, to serve for one-year terms of office.  There are no family relationships among any of the directors or executive officers of the Company.

*resigned effective August 31, 2007.

PART II

ITEM 5.  MARKET FOR STANDEX COMMON STOCK

RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES

OF EQUITY SECURITIES

The principal market in which the Common Stock of Standex is traded is the New York Stock Exchange.  The high and low sales prices for the Common Stock on the New York Stock Exchange and the dividends paid per Common Share for each quarter in the last two fiscal years are as follows:

Common Stock Prices and Dividends Paid
	Common Stock Price Range				Dividends
	2007		2006		per Share
Year Ended June 30	High	Low	High	Low	2007	2006
First quarter	$31.03	$26.12	$30.00	$23.78	$0.21	$0.21
Second quarter	31.58	26.63	29.18	24.90	0.21	0.21
Third quarter	30.96	25.68	32.78	26.72	0.21	0.21
Fourth quarter	30.49	26.47	31.79	25.95	0.21	0.21

The approximate number of stockholders of record on August 31, 2007 was 2,550.

Additional information regarding our equity compensation plans is presented in the Notes to Consolidated Financial Statements under the caption “Stock Based Compensation and Purchase Plans” and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities (1)
Quarter Ended June 30, 2007
Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 – April 30, 2007	9,100	$28.91	9,100	813,416
May 1, 2007 – May 31, 2007	4,408	$27.74	4,408	809,008
June 1, 2007 – June 30, 2007	17,341	$29.46	17,341	791,667
TOTAL		$29.05		791,667

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

The following graph compares the cumulative total stockholder return on the Company’s Common Stock as of the end of each of the last five fiscal years, with the cumulative total stockholder return on the Standard & Poor’s Small Cap 600 (Industrial Segment) Index and on the Russell 2000 Index, assuming an investment of $100 in each at their closing prices on June 30, 2002 and the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Standex International Corporation, The Russell 2000 Index
And The S&P Smallcap 600 Index (Industrial Segment)

$250
$200
$150
$100
$50
$0
6/02
6/03
6/04
6/05
6/06
6/07
Standex International Corporation
Russell 2000
S&P Smallcap 600

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Selected financial data for the five years ended June 30, 2007 is as follows:
See Item 7 for discussions on comparability of the below.
		2007	2006	2005	2004	2003
SUMMARY OF OPERATIONS (in thousands)
Net sales
	Food Service Equipment	$299,009	$245,049	$230,392	$178,552	$135,206
	Air Distribution Products	110,081	129,383	129,716	118,640	103,279
	Engraving	84,223	87,377	77,271	71,004	53,348
	Engineered Products	90,728	85,104	87,214	77,589	72,202
	Hydraulics Products	37,170	43,025	34,885	26,429	20,540
	Total	621,211	589,938	559,478	472,214	384,575
Gross profit		$172,804	$172,614	$160,564	$144,128	$122,017
Operating income
	Food Service Equipment	$ 18,242	$ 18,771	$ 20,578	$ 15,364	$ 12,700
	Air Distribution Products	2,610	11,089	7,424	13,869	12,907
	Engraving	7,595	12,835	9,904	6,864	5,407
	Engineered Products	10,776	9,281	12,102	10,436	13,258
	Hydraulics Products	5,206	6,641	5,092	3,182	1,367
	Restructuring	(286)	(930)	(2,668)	(1,218)	(5,364)
	Other, net	1,023	410	1,672	279	(5,556)
	Corporate	(15,069)	(19,346)	(18,277)	(17,532)	(12,906)
	Total	$ 30,097	$ 38,751	$ 35,827	$ 31,244	$ 21,813
Interest expense		(9,025)	(7,681)	(6,493)	(5,725)	(6,810)
Other, net		1,464	893	523	665	172
Provision for income taxes		(6,611)	(11,028)	(9,382)	(7,684)	(4,667)
Income from continuing operations		15,925	20,935	20,475	18,500	10,508
Income/(loss) from discontinued operations		5,317	2,208	3,168	(7,895)	3,641
Net income		$ 21,242	$ 23,143	$ 23,643	$ 10,605	$ 14,149

EBIT (1)		31,561	39,644	36,350	31,909	21,985
EBITDA (1)		46,759	51,677	47,257	42,369	31,679

PER SHARE DATA
Basic
Income from continuing operations		$1.30	$1.71	$1.67	$ 1.52	$0.87
Income/(loss) from discontinued operations		0.44	0.18	0.26	(0.65)	0.30
	Total	$1.74	$1.89	$1.93	$ 0.87	$1.17
Diluted
Income from continuing operations		$1.28	$1.67	$1.65	$ 1.50	$0.86
Income/(loss) from discontinued operations		0.43	0.18	0.26	(0.64)	0.30
	Total	$1.71	$1.85	$1.91	$ 0.86	$1.16
Dividends paid		$0.84	$0.84	$0.84	$ 0.84	$0.84

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (continued)

	2007	2006	2005	2004	2003
BALANCE SHEET AND CASH FLOW
Total assets	$539,900	$478,673	$442,306	$442,693	$422,480
Accounts receivable	106,116	99,310	93,676	89,435	91,714
Inventories	91,301	91,719	86,836	85,787	82,530
Accounts payable	(65,977)	(62,742)	(58,379)	(54,252)	(41,241)
Net working capital	131,440	128,287	122,133	120,970	133,003
Change in net working capital	$ 3,153	$ 6,154	$ 1,163	$(12,033)	$(17,938)
Goodwill	118,911	73,272	65,339	63,415	50,002
Long-term debt	$164,158	$113,729	$ 53,300	$108,786	$109,019
Short-term debt	4,162	3,873	52,213	746	910
Total debt	168,320	117,602	105,513	109,532	109,929
Less cash	24,057	32,590	23,691	17,504	11,509
Net debt	144,263	85,012	81,822	92,028	98,420
Stockholders' equity	204,431	200,295	175,553	163,534	161,922
Total capitalization	$348,694	$285,307	$257,375	$255,562	$260,342

Depreciation and amortization	$ 15,198	$ 12,033	$ 10,907	$ 10,460	$ 9,694
Capital expenditures	$ 10,341	$ 15,144	$ 7,990	$ 6,768	$ 5,344
Operating cash flow from continuing operations	$ 32,497	$ 31,557	$ 18,244	$ 25,472	$ 37,068

Accounts receivable, inventories and accounts payable in the above table include the applicable amounts from discontinued operations in fiscall years 2006 through 2003.

KEY STATISTICS	2007	2006	2005	2004	2003
Gross profit margin	27.82%	29.30%	28.70%	30.50%	31.70%
Operating income margin	4.84%	6.57%	6.40%	6.62%	5.67%
EBIT, as a % of sales	5.08%	6.72%	6.50%	6.76%	5.72%
EBITDA, as a % of sales	7.53%	8.76%	8.45%	8.97%	8.24%
Net debt to total capital ratio	41.37%	29.80%	31.79%	36.01%	37.80%

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

	Year Ended June 30,

	2007	2006	2005	2004	2003
Net income	$21,242	$23,143	$23,643	$10,605	$14,149
(Income)/loss from discontinued operations, net of tax	(5,317)	(2,208)	(3,168)	7,895	(3,641)
Provision for income taxes	6,611	11,028	9,382	7,684	4,667
Interest expense, net	9,025	7,681	6,493	5,725	6,810
EBIT	$31,561	$39,644	$36,350	$31,909	$21,985

Depreciation & amortization	15,198	12,033	10,907	10,460	9,694

EBITDA	$46,759	$51,677	$47,257	$42,369	$31,679

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading producer of a variety of products and services for diverse market segments.  We have five reporting segments:  Food Service Equipment Group, Air Distribution Products Group, Engraving Group, Hydraulics Products Group and Engineered Products Group.  Because these segments serve different markets, the performance of each is affected by different external and economic factors.  Our strategy involves the acquisition of businesses that compliment existing operations, the disposition of businesses that no longer fit strategically with the other operations and a continued reduction in operating costs through the implementation of lean manufacturing processes, sourcing materials and manufacturing product in lower cost countries.  We call our strategy focused diversity.

In fiscal 2007 we took several steps in advancing the Company’s focused diversity strategy involving both the disposition and acquisition of multiple businesses.  We continued to source and manufacture more components and products in lower cost areas including China and Mexico.  We also faced several economic cycles that affected the performance of our businesses’ in fiscal 2007.  Some of our major accomplishments included:

•

Disposing of the Consumer Group businesses in the first quarter of the fiscal year;

•

Acquiring two food service equipment businesses, expanding our product offerings and our distribution channels;

•

Bringing fully operational two new facilities in China serving our Engineered Products and Engraving Groups;

•

Selling off excess real estate resulting in a gain of $1.0 million.

We also established plans that will benefit future periods including the creation of a new entity in Turkey and the identification of additional sourcing opportunities from China.  We continued our implementation of lean manufacturing techniques across all of our businesses, continually focusing on improving the efficiencies within our operations.  These activities will position our businesses to take advantage of their market positions now and, for some of our businesses, when the economic cycles swing into growth again.

During fiscal 2007, our Air Distribution Products, Hydraulics Products and Engraving Groups experienced declines in sales and profits.  Sales in our Air Distribution Products Group (ADP) declined almost 15% year over year.  This business supplies galvanized steel duct work to the residential housing market, which saw significant declines during fiscal 2007.  Sales in our Hydraulics Products Group, which supplies telescoping cylinders used in the heavy construction vehicle market, also declined due to the decline in its principal market.  Finally, our Engraving Group, which supplies mold texturization services to the automotive industry, saw declines year over year.  The combination of our acquisitions and performances in some of our other businesses offset these declines in sales, resulting in an overall increase in sales of over 5%.

As part of our strategy, we are focusing our resources on those businesses where synergies can be leveraged to enhance the performance of the individual businesses.  Consistent with our strategy, we divested the businesses of the Consumer Products Group.  We determined that this Group had no synergies with any of our other business groups or among themselves.  The businesses of the Group include Standard Publishing, Berean Christian Stores and Standex Direct.  For fiscal 2007, the results from these operations and the gain from the dispositions have been included in discontinued operations throughout this report.

We made two acquisitions during fiscal 2007.  In January 2007, we completed the purchase of all the outstanding stock of Associated American Industries, Inc. (AAI or APW Wyott).  With annual sales of $72 million, AAI is a leader in “hot side” food service equipment and has brands with global recognition among customers in the food service market.  AAI’s APW Wyott brand manufactures primarily counter top products used in cooking, toasting, warming and merchandising food for applications in quick service restaurants, convenience stores, small restaurants and concession areas.  In addition to APW Wyott, AAI’s brands include Bakers Pride, which provides a wide selection of deck ovens, pizza ovens, conveyor ovens and counter top ranges, griddles and char broilers to meet the needs of the restaurant, pizza, supermarket and convenience store market segments, and BevLes, which produces strong, durable heated proofer and holding cabinets for the restaurant and baking market segments.  The addition of AAI will complement our existing hot side business, BKI, while providing us with opportunities to cross market to new customers our existing portfolio of products.  This acquisition will also provide us a sizeable presence in the hot food preparation, storage and merchandising equipment market.

Also in January 2007, we acquired substantially all the assets of American Foodservice Company (AFS), a food service equipment manufacturer with expertise in stainless steel fabrication, millwork and solid surface stonework.  With annual sales of approximately $25 million, AFS will enable us to capture demand for high-end, custom-fabricated foodservice equipment across a spectrum of new cafeteria and commissary applications in markets including corporate offices, healthcare facilities and hospitals, colleges and universities, and casinos and hotels.

There are a number of key external factors other than general business and economic conditions that can impact the performance of our businesses.  The key factors affecting each business are described below in the segment analysis.

There are several items that affect the comparability of our performance information between the periods discussed in this report.  These items included the completion of our manufacturing facility in Mexico, the $2.0 million in start-up costs in connection with the start up of this operation in fiscal 2006 and the pre-tax restructuring costs of $930,000 in connection with the relocation of manufacturing activities to the Mexico plant in fiscal 2006.

We monitor a number of key performance indicators including net sales, income from operations, backlog and gross profit margin.  A discussion of these key performance indicators is included within the discussion below.  Unless otherwise noted, references to years are to fiscal years.

Consolidated Results from Continuing Operations (in thousands):

	2007	2006	2005
Net sales	$621,211	$589,938	$559,478
Gross profit margin	27.8%	29.3%	28.7%
Other operating income	$ 1,023	$ 410	$ 1,672
Restructuring expense	$ (286)	$ (930)	$ (2,668)
Income from operations	$ 30,097	$ 38,751	$ 35,827

Backlog	$113,844	$ 98,039	$ 93,809

Net Sales

	2007	2006	2005
Net sales, as reported	$621,211	$589,938	$559,478
Components of change in sales:
Effect of acquisitions	$ 57,839	$ 9,200	$ 22,800
Effect of exchange rates	$ 5,313	$ (200)	$ 5,100
Organic sales (decline) growth	$(31,879)	$ 21,460	$ 59,364

The increase in net sales of $31.3 million in fiscal 2007, a 5.3% increase from the prior year, is entirely attributable to acquisitions made during the year.  Sales in our ADP, Hydraulics Products and Engraving Groups all experienced declines, as downturns in the housing, heavy truck and automotive industries impacted the sales of these groups.  In addition to these sales declines, our Master-Bilt refrigeration walk-in and cabinet business experienced a sales decline in fiscal 2007.  This decline was offset by improvements in several of the other businesses of our Food Service Equipment Group.  Discussions of these performances are more fully detailed below in the segment analysis.

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

Gross Profit Margin

Our gross profit margin, like our sales, declined in fiscal 2007 to 27.8% from 29.3% in 2006.  During fiscal 2007, the sales decline caused our output volumes to decrease, resulting in negative impacts to our gross margins. In addition many of our businesses experienced material cost increases which we were unable to pass onto our customers.  Of the businesses impacted, our ADP and Master-Bilt businesses experienced the greatest declines year over year.

Our consolidated gross profit margin improved to 29.3% in fiscal 2006 from 28.7% in 2005.  The increase is attributable to significant improvements in the ADP Group, resulting from a combination of price increases and lower steel costs.  The margin improvement in the ADP Group was partially offset by reduced margins in the Engineered Products Group.  The reduction was attributable to the favorable impact on margins in 2005 of the renegotiation of a long-term supply contract discussed further below.  Margins within the remaining operating segments were largely unchanged from the prior year.

Other Operating Income/Expense and Restructuring

The Company includes restructuring charges and certain other operating expenses and income as separate line items.  “Other Operating Income/Expense” includes gains or losses on the sale of real property.

During fiscal 2007, we completed the closure of one manufacturing location and the consolidation of those operations into an existing facility within our Engineered Products Group.  We incurred restructuring costs of $286,000 in connection with this closure.  We also completed the sale of excess land located at our Corporate location, resulting in a gain of $1.0 million in fiscal 2007.

We incurred restructuring costs during fiscal 2006 of $930,000, compared to $2.7 million in the prior year.  During fiscal 2006, we completed construction of a manufacturing facility in Mexico.  The restructuring costs in 2006 were due to the relocation of two U.S. plants, one in the Food Service Equipment Group and one in the ADP Group, to the new manufacturing facility in Mexico.  The sale of the two closed U.S. locations resulted in the recognition of a gain of approximately $662,000, which was offset by $252,000 in losses on the disposition of excess operational assets within various segments.

Income from Operations

Our income from operations decreased over $8.6 million, or 22.3% when compared to fiscal 2006.  Excluding the impact of acquisitions, the decline was over $11.3 million.  This decline is due to several factors.  Our ADP Group’s income from operations declined by $8.5 million, or over 76%, when compared to fiscal 2006.  Our Food Service Equipment Group, excluding the impact of acquisitions, declined by $2.6 million, or 14.0%, when compared to fiscal 2006.  Our Engraving and Hydraulics Products Groups also declined year over year.  These declines were partially offset by reduced corporate expenses.  These changes are more fully explained in the segment analysis that follows.

Income from operations increased $2.9 million in fiscal 2006, an 8.2% increase over fiscal 2005.  Both the ADP and Engraving Groups had double digit increases, fueling the consolidated improvement.  These positive performances were offset by declines in the Food Service Equipment and Engineered Products Groups.  A further discussion is included in the segment discussions that follow.

Income Taxes

Our effective income tax rate declined to 29.3% compared to the prior year’s effective rate of 34.5%.  The effective tax rate in fiscal 2007 includes a benefit from the reversal of income tax contingency reserves ($593,000) that were determined to be no longer needed due to the expiration of applicable limitation statutes and a benefit from the impact resulting from retroactive extension of the R&D credit ($238,000) recognized in the second quarter.  These benefits were offset by an accrual ($1,324,000) that the Company made in accordance with Accounting Principles Board Opinion No. 23 “Accounting for Income Taxes in Special Areas (“APB 23”). The Company decided to repatriate a certain portion of its previously undistributed foreign earnings.

Our effective income tax rate for continuing operations for the year ended June 30, 2006 was 34.5%, an increase from 31.4% in the prior year.  The increase was largely attributable to the reduction in qualified research and development activities and the expiration of the Federal research and development credit on December 31, 2005.

Capital Expenditures

In general, our capital expenditures over the longer term are expected to be equivalent to our annual depreciation costs.  In fiscal 2007, we reduced our capital expenditures due in large part to the re-direction of our capital to the two acquisitions.  We spent $10.3 million during fiscal 2007.

In fiscal 2006, we spent $15.1 million, an increase of $7.2 million when compared to one year earlier, primarily due to the $6.9 million spent for the new manufacturing facility in Mexico.

Backlog

Backlog at June 30, 2007 increased $15.8 million when compared to fiscal 2006, a 16.1% increase year over year.  This increase is due largely to the acquisitions, which resulted in an additional $14.2 million in backlog at the end of the fiscal year.

Backlog at the end of fiscal 2006 increased $4.2 million, a 4.5% increase from the prior year.  Increased order activity within the Engraving and Engineered Products Groups led the improvement.  Within the Food Service Equipment Group, the refrigerated walk-in and cabinet businesses experienced decreases from the prior year.

Segment Analysis

Net Sales

The following table presents net sales by business segment (in thousands):

	2007	2006	2005
Food Service Equipment	$299,009	$245,049	$230,392
Air Distribution Products	110,081	129,383	129,716
Engraving Group	84,223	87,377	77,271
Hydraulics Products Group	37,170	43,025	34,885
Engineered Products	90,728	85,104	87,214
	$621,211	$589,938	$559,478

Food Service Equipment

With the completion of two acquisitions in the Food Service Equipment Group (FSEG) during fiscal 2007, sales increased more than $53.9 million when compared to fiscal 2006, a 22% increase.  The increase in sales is almost completely attributable to acquisitions, which added $57.8 million.  Excluding the effect of acquisitions, sales within the FSEG were largely unchanged from the prior year, increasing $372,000, or less than 1% when compared to fiscal 2006.  During the fiscal year, several of our existing businesses experienced double digit increases in sales in their core markets served.  The organic growth rate of our pump and display case businesses was over 15% during the fiscal year while our Nor-Lake refrigeration walk-in and cabinet business experienced a 10% increase.  The combination of these increases added an additional $14 million to sales in fiscal 2007.  A combination of the strength of the core markets and price increases obtained were the primary drivers behind the sales performances.  The relocation of the pump business’s manufacturing activities to Mexico in fiscal 2006 resulted in a decline in sales in that year.  The pump sales rebounded in fiscal 2007.  These positive sales performances were offset by a decline of 13%, or $13.6 million, in our Master-Bilt refrigeration walk-in and cabinet sales.  In the first half of our fiscal year, a combination of quality and delivery issues resulted in a deterioration in sales volume during that period.  During the second half of the fiscal year, sales increased as both the quality and delivery issues were resolved.  In the most recently completed quarter, sales returned to substantially the same level as the prior period.

Net sales in fiscal 2006 increased $14.7 million, a 6.4% increase when compared to fiscal 2005.  Acquisitions accounted for $3.9 million of the increase while unfavorable exchange rates reduced sales by $900,000.  Excluding those items, sales increased $11.7 million, or 5.1%.  Volume improvements in certain core products, including refrigerated walk-in and cabinet units, were the primary reasons for the overall increase in sales while price increases in a number of the products offered by FSEG accounted for the remainder.  During fiscal 2006, FSEG continued penetrating dealer buying groups serving the foodservice markets.  During the second half of the year, our brands sold well through this type of sales channel.  The sales improvement for FSEG came during a period of transition, with the closure and relocation to Mexico of our pump manufacturing activities and the manufacturing operations of Kool Star, the acquisition made in November 2005.  These moves necessitated FSEG, especially our pump business, to focus on the manufacture and delivery of beverage pumps causing some reduction in sales in pumps for commercial applications when compared to the same period one year earlier.

Air Distribution Products

Our ADP Group experienced the most significant decrease in sales in fiscal 2007 of all our segments.  Sales in fiscal 2007 decreased by over $19 million, a 14.9% decrease compared to fiscal 2006.  This Group serves the residential new home market.  This market experienced significant declines year over year.  New housing starts decreased over 30% from their peak levels reached in prior years.  Our business generally lags behind the impact of these declines by one quarter.  Our sales were impacted the most during the second half of fiscal 2007.  A number of steps were taken during fiscal 2007 which benefited sales and are expected to continue to benefit sales into the future.  Several regional competitors have ceased operations.  We believe that this positions our Group to take advantage of our national delivery capabilities to gain market share in these various regions.  A number of new opportunities are being pursued with some success already impacting our fiscal 2007 results.  We continue to focus on our current customers while looking for additional opportunities in geographical areas currently viewed by management as under-penetrated.  Our current indications are that the slowdown in housing starts will continue to negatively impact sales for this Group through fiscal 2008.

Net sales in fiscal 2006 were relatively flat when compared to the same period one year earlier, decreasing $333,000 or a 0.3% change from the prior year levels.  The decrease was a combination of decreased volume with product price increases during the year.  The volume decline can be largely attributed to the slow down in housing starts and permits in the geographical regions served by our plants.

Engraving Group

Sales in our Engraving Group declined by $3.2 million, or 3.6%, from the level in fiscal 2006, due primarily to the mold texturization side of the business.  During fiscal 2007, acquisitions added $4.3 million in sales while the effects of foreign exchange added an additional $2.6 million.  Excluding these impacts, sales declined by $10 million when compared to fiscal 2006.  The largest industry served by the texturization business is the automotive industry.  Sales to this industry are driven by the number of new model introductions and redesigns manufacturers do to the interior and exterior of models their various models.  During fiscal 2007, sales to the automotive industry experienced a decline in orders due to the reduction in model introductions and redesigns.  We expect volumes to increase in fiscal 2008 in the mold texturization side of the business.  We have taken several steps within this Group that are expected to benefit the future periods.  During fiscal 2007, we opened a second texturization facility in China to serve customers in the Shanghai area.  This facility will complement our facility in southern China.  We are also opening a new facility in Turkey in fiscal 2008 to serve a number of our existing and potentially new customers in that area.  We continue to believe that our structure and technology make us capable of taking advantage of our customers’ desires to deal with one company worldwide and deliver the design consistency that we believe our customers require in this global marketplace.  Sales will continue to be impacted by design cycles within the automotive industry.  From time to time, we may need to close facilities as our customers leave areas.  We believe that our current geographical locations and our future location in Turkey position our Group to continue to serve our customers more effectively than our competitors.

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

Hydraulics Products Group

Sales declined by $5.9 million, or 13.6%, in fiscal 2007 when compared to the same period one year earlier.  The declines were in the US market, where several events occurred over the last year causing a decline in the Group’s sales.  The most significant of these events was a change in EPA regulations that impacted the heavy trucking industry.  These changes were designed to reduce emissions on long-haul trucks.  The changes required to meet the new emissions standards were expected to reduce the fuel efficiency on engines.  This prompted a large number of orders for dump truck and trailers before the effective date of January 1, 2007.  This advanced buying impacted positively our fiscal 2006 performance, making the year over year comparison more difficult.  We are taking several steps to position the Group to take advantage of the potential global markets growth.  In fiscal 2006, we opened a repair shop in China, housed in one of our existing operations, to serve this growing market.  Cylinders were manufactured in the U.S. and shipped to a dealer network we were developing in China.  In fiscal 2008 we will commence the manufacturing of these cylinders in China.  In addition, we have established a new operation in Portugal and have established a relationship with a hydraulics pump manufacturer in that country whereby both parties will use each others distribution and sales channels to expand sales in Europe and diversify sales in the U.S.  These steps are expected to impact sales favorably in fiscal 2008 and beyond.

Net sales increased by $8.1 million, or 23.3% in fiscal 2006 over fiscal 2005.  This increase was all organic, brought about by increases in volume and, to a lesser extent, price increases.  Sales increases were most noticeable in the dump truck and trailer industry served by the Group.  Market share gains in the U.S., significant order activity in the North American market and increased penetration into Europe and Asia have contributed to the increased sales.

Engineered Products

Sales in this Group increased $5.6 million, or 6.6%, in fiscal 2007 when compared to the same period one year earlier.  This Group is comprised of three businesses, two metal spinning and fabrication businesses and one electronics business.  Our metal spinning and fabrication businesses, which serve customers in the energy, aviation and aerospace industries, experienced growth year over year, accounting for the majority of the increase in this group.  Recent trends within the energy, aerospace, and aviation industries show that manufacturers are increasingly sourcing fabricated metal parts from third parties rather than manufacturing these parts themselves.  This trend is expected to benefit our metal spinning businesses.  Our sales to the energy, aviation and aerospace industries are expected to continue to increase at a pace above GDP for the next several years, which will require us to invest additional capital into these businesses.  Our electronics business also experienced growth during the year due to the combination of price increases and volume increases.

Net sales decreased $2.1 million, or 2.4%, in fiscal 2006 when compared to fiscal 2005.  In fiscal 2005, the metal spinning business renegotiated a supply arrangement with a large aerospace customer which resulted in a reduced sales volume under the arrangement in fiscal 2006 compared to fiscal 2005.  As a result, sales of that business decreased $4.3 million year over year.  This decrease was partially offset by improved sales volume for energy and other aerospace projects.  Sales of electronic components were consistent with levels in the prior year.

Income from Operations

The following table presents income from operations by business segment (in thousands):

	2007	2006	2005
Food Service Equipment	$ 18,242	$ 18,771	$ 20,578
Air Distribution Products	2,610	11,089	7,424
Engraving Group	7,595	12,835	9,904
Hydraulics Products	5,206	6,641	5,092
Engineered Products	10,776	9,281	12,102
Restructuring	(286)	(930)	(2,668)
Other expenses, net	1,023	410	1,672
Corporate	(15,069)	(19,346)	(18,277)
	$ 30,097	$ 38,751	$ 35,827

Food Service Equipment

Income from operations (our measure of segment performance) decreased $529,000 in fiscal 2007, a 2.8% decline from fiscal 2006.  Acquisitions added $1.6 million in income from operations during fiscal 2007, consistent with our expectations.  Excluding the impact of acquisitions, income from operations declined by $2.1 million, or 11.1%, compared to fiscal 2006.  The decline is attributable to several factors.  First, the positive sales performances discussed above added an additional $3.5 million in income from operations.  Our pump business’s income from operations increased more than 50% while our Nor-Lake refrigeration walk-in and cabinet business’s income from operations increased more than 38% when compared to fiscal 2006.  These positive performances were offset by a decline in our Master-Bilt business, whose year over year income from operations declined over $5.2 million.  This business was negatively impacted by decreased sales volumes, an inability to pass on material cost increases to customers and increased warranty costs associated with quality issues early in our fiscal year.  The reduction of costs, including material and warranty costs, continues to be one of our key focuses.  We continue to look for opportunities to leverage our size in negotiations with key vendors such as steel, compressor and freight carriers.  We also continue to look for opportunities to source components from China and other low cost countries.  We are also focusing on integrating our recent acquisitions.  Several steps were taken during fiscal 2007 that are expected to benefit 2008 and beyond.  We have already used the different customers among our existing businesses and our newly acquired businesses to create cross selling opportunities.  We have combined sales channels for BKI, our existing hot side business, with those of APW Wyott, creating opportunities to expand BKI’s products into the quick serve and casual dining restaurant markets, which we believe will benefit both the sales and bottom line of that brand.

Income from operations decreased $1.8 million in fiscal 2006, an 8.8% decline from fiscal 2005.  The decline can be attributed to several factors.  First, the relocation of the pump manufacturing operations to the new facility in Mexico resulted in start-up costs and related inefficiencies of $1.6 million.  Second, the shutdown and relocation to Mexico of our newly-acquired Kool Star business resulted in higher shipping, labor and travel costs of $758,000.  Third, FSEG was affected by a combination of sales mix changes when compared to the prior year, increased buying group activity at lower margins and material cost increases in excess of price increases. Many of the materials used in our refrigerated products, such as steel, foam insulation and copper, have experienced price increases and fluctuations throughout the fiscal year due to worldwide demand and other market forces.  During fiscal 2006, FSEG implemented price increases to partially offset the higher material costs.

Air Distribution Products

Income from operations decreased $8.5 million in fiscal 2007, or 76.5%.  This decrease is due to the combination of the sales declines discussed above and margin deteriorations due to material price increases and other costs.  In response to the continued negative outlook and the inability to pass the material price increases fully through to customers, ADP is implementing raw material cost reduction strategies.  In fiscal 2006, we relocated some of our manufacturing activities into Mexico to take advantage of a lower cost structure and to geographically position us to deliver product to the southwest U.S. housing market.  With the housing market declines widespread, we have not yet achieved the sales volume needed in that region to support the cost structure of the Mexican facility, including the freight costs, adding additional costs to our bottom line over the last six months.  Recent wins in that region have proven to be difficult to achieve reasonable profit margins.  Thus, unless additional sales volume is obtained in the region or prices are increased, additional costs would continue to be added to the performance of ADP into fiscal 2008.  Therefore, we committed to a plan to no longer manufacture product from our Mexico plant in the first quarter of fiscal 2008 as a result of the performance.

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

Engraving Group

Income from operations decreased by $5.2 million, or 40.8%, when compared to fiscal 2006.  The positive performance of the business acquired in 2006 was more than offset by decreases in our mold texturization businesses.  The sales delays in that business and the high level of fixed costs associated with those businesses caused income from operations to be depressed during the year.

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

Hydraulics Products

Income from operations decreased $1.4 million in fiscal 2007, or 21.6% when compared to the same period one year earlier.  The combination of sales declines of 13.6% and costs associated with our expansion into China resulted in the decrease in income from operations.  We have been testing several materials sourced from China, with recent batches tested yielding the results desired by management.  This is encouraging both as a potential reduction in material costs and for the commencement of manufacturing operations in China.

Income from operations increased $1.5 million in fiscal 2006, or 30.4% when compared to the same period one year earlier.  The Hydraulics Products Group (Hydraulics) was able to leverage the increase in sales volume without increasing costs incrementally.  During fiscal 2006, Hydraulics introduced several new products including a new cylinder designed for the European market to expand the geographical reach of Hydraulics.  In connection with this introduction, additional costs were incurred including increased selling and marketing costs, increased distribution costs and other operating cost increases.  We believe that these costs represent a necessary investment in the introduction of a new product that is important to the continued growth of Hydraulics.

Engineered Products

Income from operations increased $1.5 million in fiscal 2007, a 16.1% increase when compared to the same period one year earlier.  The improvement is largely due to our electronics business.  In fiscal 2006, we initiated manufacturing activities in China for this business.  By the end of fiscal 2007, we achieved our goal of producing in China nearly 15% of all of our product sold.  This contributed to the improvement in income from operations performance for this business.  In addition, we consolidated our U.S. based operations into two locations, from three previously.  The reduction in fixed costs resulting from this consolidation contributed to the improved operating performance of this unit’s business.  We are planning to increase the amount of product manufactured in China to 30% by the end of fiscal 2008.  Our metal spinning businesses contributed an additional $159,000 in income from operations to the Group on the strong sales performances discussed above.  The improvement in income from operations lagged the sales performance primarily due to a shift between products sold into the energy and aviation industry verses the aerospace business.  Margins within the energy and aviation products generally are lower than those for aerospace products.  Recently, our business was named the sole source supplier of fuel tank domes for the Atlas V launch vehicle program.

Income from operations decreased $2.8 million in fiscal 2006, a 23.3% decline when compared to the same period one year earlier.  During fiscal 2006, the electronics business experienced increases in material costs coupled with duplicative costs associated with restructuring activities undertaken during the year.  This business was in the process during the year of consolidating two existing U.S. locations into one, which will improve efficiency going forward.  In fiscal 2006, however, the business found it necessary to hire and train a workforce to replace the workforce in the location being consolidated.  This resulted in increased headcount and inefficiencies in the manufacturing activities.  This business also undertook the relocation of manufacturing activities from our second Mexico location to Northern China, which resulted in cost increases due to travel.  The reduction in overhead costs and the lower operating costs associated with the move to China were expected to improve the performance of the electronics business in fiscal 2007, especially in the second half of the year once all relocation activities have been completed.  During fiscal 2006, our metal spinning and fabrication businesses experienced a modest decline in income from operations.  The decline is largely attributable to the favorable adjustment received in fiscal 2005 from the renegotiation of a long-term supply contract with a major aerospace customer.  This decline was partially offset by improved margins within several core products for energy and aerospace industries.  This business continues to diversify with a focus on the general aviation and energy industries.

Corporate

Operating expenses for Corporate decreased $4.3 million in fiscal 2007, a 22.1% decrease when compared to the same period one year earlier.  This decrease is largely the result of reductions in stock-based compensation, professional fees and pension expenses.  The decrease in stock-based compensation is due primarily to performance share units.  We have issued a number of restricted stock units which have performance criteria that determine the number of shares of stock to be issued at the end of each performance cycle.  We call these awards performance share units.  We account for these awards by using the fair value of the awards on the grant date and an estimate of the probability of the achievement of the performance criteria.  With the decline in performance for the Company during fiscal 2007, we determined that the achievement of the performance criteria for outstanding awards was not probable, resulting in the reversal of any recognized compensation expense.  The net effect of this reversal to the current year expenses was a $2.1 million reduction in stock based compensation at Corporate.

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

Discontinued Operations

In March 2006, we entered into a plan to dispose of certain assets of our USECO product lines.  USECO, which was part of our Food Service Equipment Group, manufactures and sells rethermalization systems for meal deliveries to institutions, including governmental institutions, and under sink food disposals.  We determined that the product lines of USECO did not strategically fit with the other products offered by the Food Service Equipment Group.  We also determined that the markets that this business serves are not growing.  During the second quarter of fiscal 2007, we were able to complete the sale of the under-sink food disposals product line resulting in a gain on the sale of approximately $541,000 which offset losses from the USECO operations.  In the third quarter we determined that the remaining rethermalization systems business could not be sold.  We shutdown the operations, accelerating the depreciation expense on the remaining manufacturing equipment and ceasing the manufacturing operations.  Any inventory remaining was analyzed and, where usable, transferred to our other businesses.  The remaining inventory was fully reserved for.  In connection with the shutdown, we retained the warranty risk for previously sold units.  We have analyzed those needs and believe that the current recorded balance of $293,000 is sufficient to cover future costs to support residual warranty claims.

In addition to the gain recognized on the sale of the under-sink food disposals product line the results from discontinued operations during fiscal 2007 include the gains recognized upon the completion of the sales of the Standard Publishing and Berean Christian Stores businesses.  Standard Publishing and Berean Christian Stores were formerly part of the Consumer Products Group.  During the quarter ended March 31, 2006, we announced our plan to sell the businesses in our Consumer Products Group.  The businesses within the Consumer Products Group were determined not to fit strategically with our other operating segments as these businesses have few synergies to leverage across the other segments.  We also determined that our capital resources could be better allocated among those businesses in our other operating segments that offers us opportunities for growth.  In July 2006, we sold substantially all the assets of the Standard Publishing business in an all cash deal.  We recognized a pre-tax gain of $10.1 million in this transaction.  In August 2006, we sold substantially all the assets of the Berean Christian Stores business in an all cash deal resulting in the recognition of a pre-tax gain of $200,000.  In connection with Berean, we were party under a number of operating leases for existing stores and one closed store.  The store leases in this transaction were assigned to the purchaser of the business for the remaining initial terms of the lease at the stated lease costs.  We recognized a liability of $285,000 representing the difference between the expected sub-lease rental income and the rental costs for the store closed in connection with this sale.

The majority of the recent dispositions of businesses have been accomplished via asset sales.  As such, liabilities and contingencies such as workers’ compensation, product liability and environmental matters for properties not sold are retained by the Company after the disposition.  The Company can and does estimate those amounts and records the amount considered probable when incurred.  As of June 30, 2007, there were a number of open workers compensation claims, product liability claims and some environmental matters associated with operations which had been discontinued or sold through asset dispositions.  The Company has recorded liabilities for these amounts and management does not believe that the outcome of these matters will be material to the financial position, results of operations or cash flows.  The Company does not have any continuing involvement in any of these businesses.

Liquidity and Capital Resources

Cash Flow

Our primary sources of liquidity are cash flows from continuing operating activities and our revolving credit facility with nine banks.  Continuing operations generated $32.5 million in cash flow for the year ended June 30, 2007, compared to $31.6 million in fiscal 2006.  The increase is largely attributable to the continued focus on net working capital.  Net working capital is defined as accounts receivable plus inventory less accounts payable.  In 2007, total net working capital increased $3.2 million from the prior year level.  Excluding the effect of recent acquisitions and dispositions, net working capital decreased $591,000 year over year.  Discontinued operations used $7 million of the cash generated by continuing operations, largely due to the payment of the taxes related to the gains realized from the disposition of the Consumer Products Group and shutdown costs associated with our discontinued operations.  We spent $10.3 million in capital expenditures during 2007 and paid dividends of $10.3 million.  We used the remaining cash flows from operations plus additional borrowings to fund the acquisitions of APW Wyott and AFS for $95.4 million.  The sale of the remaining Consumer Group businesses generated $31 million in proceeds while the sale of excess real estate generated $1.3 million, the total of which was used to reduce outstanding borrowings by $34.3 million.

In fiscal 2006, continuing operations generated $31.6 million of cash flow, compared to $18.2 million in fiscal 2005.  The increase is largely attributable to our decision to contribute $21 million to the pension plans in fiscal 2005 compared to $3.8 million in fiscal 2006.  Excluding pension contributions, cash flows from continuing operations decreased by $3.8 million when comparing 2006 to 2005.  The decrease is attributable to an increase in our working capital.  Our net working capital increased $8.5 million when compared to fiscal 2005.  This increase was largely due to increases in receivables and inventory to support the higher sales volumes which were offset by the increase in accounts payable.  In addition, the sale of certain real estate generated $4.3 million of incremental cash during the year while discontinued operations generated $4.3 million in cash primarily through the proceeds from the sale of Standex Direct of $4.9 million.  We redeployed those resources by investing $15.1 million in cash for capital expenditures, returning $10.3 million to stockholders through dividends and using $16.8 million in cash for acquisitions.  The expenditures for acquisitions were funded through a combination of borrowings and remaining cash flows from operating activities.

We believe that cash flows from continuing operating activities in fiscal 2008 will be sufficient to cover capital expenditures, operating lease payments, pension contributions, mandatory debt payments and dividends.  We expect to spend between $11 million and $13 million on capital expenditures in fiscal 2008.  In addition, we regularly evaluate acquisition opportunities.  Any cash needed for future acquisition opportunities would be obtained through a combination of any remaining cash flows from continuing operations and borrowings under the revolving credit facility.

Capital Structure

We have a five (5) year, $150 million unsecured revolving credit facility (the “facility”) with nine participating banks.  Proceeds under the facility may be used for general corporate purposes or to provide financing for acquisitions.  The agreement contains certain covenants including limitations on indebtedness to EBITDA.  Borrowings under the agreement bear interest at a rate equal to the sum of a base rate or a Eurodollar rate, plus an applicable percentage based on our consolidated leverage ratio, as defined by the agreement.  As of June 30, 2007, the effective rate of interest for outstanding borrowings under the facility was 6.36%.  We are required to pay an annual fee of 0.25% on the maximum credit line.  As of June 30, 2007 and 2006, we had borrowings of $118.0 million and $64.0 million, respectively under the revolving facilities.  Available borrowings under the facility are reduced by unsecured short-term borrowings.  At June 30, 2007, we had the ability to borrow an additional $31.4 million under the facility.

We also utilize money market credit facilities with two banks to help manage daily working capital needs.  The agreements, which expire annually, provide for a maximum aggregate credit line of $20 million and are unsecured.  Outstanding borrowings under the money market facilities reduce available borrowings under the revolving credit facility.  As of June 30, 2007 and 2006, we had $553,000 and $293,000, respectively, outstanding under these agreements.  At June 30, 2007 and 2006, we had standby letters of credit outstanding for insurance purposes of $12.7 million and $14.4 million, respectively.

The Company’s long term debt also includes amounts associated with note purchase agreements with institutional investors.  As of June 30, 2007, we have two note purchase agreements with institutional investors of $25.0 million each, dated October 2002 and October 1998.  The notes bear interest at annual rates of 5.94% and 6.80%, respectively.  Each note purchase agreement requires payment of interest semi-annually.  The note purchase agreement dated October 2002 requires an annual payment of $3.6 million commencing in October 2006.  The note purchase agreement dated October 1998 is due and payable in October 2008.  As of June 30, 2007 and 2006, the balance outstanding under the note purchase agreements aggregated $46.4 million and $50.0 million, respectively.

The following table sets forth our capitalization at June 30:

Year Ended June 30 (in thousands):
	2007	2006
Short-term debt	$ 4,162	$ 3,873
Long-term debt	164,158	113,729
Total debt	168,320	117,602
Less cash	24,057	32,590
Total net-debt	144,263	85,012
Stockholders’ equity	204,431	200,295
Total capitalization	$348,694	$285,307

Stockholders’ equity increased year over year primarily as a result of the net income of $21.2 million less the dividends paid of $10.3 million less changes in the pension values, net of any tax benefit, of $9.4 million and favorable foreign currency movements of $4.2 million.  The remaining changes are attributable to the treasury stock activity offset by the additional paid in capital increases associated with stock option exercises in the current year.  The Company's net debt to capital percentage increased to 41.37% from 29.8% 2006, due to the increased borrowings to fund the recent acquisitions.

In fiscal 2007, we adopted Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158).  SFAS 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as an asset or liability in the balance sheet with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income.  Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position.   As a result, we have included a $41.0 million after-tax charge in stockholders’ equity in fiscal 2007 to reflect the previously unrecognized actuarial losses under these plans.  Prior to the adoption of SFAS No. 158, we recorded an amount known as the additional minimum liability to equity.  The additional minimum liability was calculated based on the funded status of the plans at the end of the measurement period.  The after-tax equity charge and the change year to year does not impact cash or earnings and could reverse in future periods should either interest rates increase and/or market performance and plan returns continue to improve.

During fiscal 2007, the Retirement Plans Committee of the Board of Directors voted to freeze the pension benefits accruing under the salaried defined benefit plan and the supplemental defined benefit plan.  Effective on January 1, 2008 all participants will no longer accrue any future benefits under the plans.  We expect that this action will reduce pension expenses by approximately $2.8 million in 2008.  There are no cash contribution requirements in 2008 for any of our defined benefit plans.  The Company is also implementing an enhanced defined contribution plan in the U.S. to supplement the freezing of the defined benefit plan.  The Company expects the defined contribution plan to be implemented beginning on January 1, 2008 and the cost of this plan will offset a portion of the savings expected from the decision to freeze the defined benefit plan.

We have an insurance program for certain retired key executives.  The underlying policies have a cash surrender value of $23.1 million and are reported net of loans of $11.2 million for which we have the legal right of offset.  These policies have been purchased to fund supplemental retirement income benefits.  The aggregate present value of future obligations was $1.9 million and $2.8 million at June 30, 2007 and 2006, respectively.

Contractual obligations of the Company as of June 30, 2007 are as follows (in thousands):

	Payments Due by Period
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years
Long- and short-term debt obligations	$168,320	$ 4,162	$150,142	$ 7,142	$6,874
Operating lease obligations	10,386	3,447	4,815	1,694	430
Estimated interest payments [1]	32,296	10,468	17,348	4,417	63
Post-retirement benefit payments [2]	1,594	158	328	328	780
Purchase obligations	4,500	--	4,500	--	--
Total	$217,096	$18,235	$177,133	$13,581	$8,147

1 Estimated interest payments are based upon effective interest rates as of June 30, 2007.  See Item 7A for further discussions surrounding interest rate exposure on our variable rate borrowings.

2 Post-retirement benefit payments are based upon current benefit payment levels plus estimated health care costs trends of 8% in the first year trending to 5% through fiscal 2016.

Off Balance Sheet Items

In connection with the sale of the Berean Christian Bookstores, we assigned all but one lease to the buyers.  We are a guarantor under the initial remaining terms of each assigned lease, totaling $9.9 million.  We do not expect to make any payments as a result of these guarantees.  We had no other material off balance sheet items at June 30, 2007 and at June 30, 2006, other than the operating lease and purchase obligations summarized above.

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

Foreign Currency Translation – Our primary functional currencies used by our non-U.S. subsidiaries are the EURO and the British Pound Sterling (Pound).  During the current year, both these currencies have experienced increases in value relative to the U.S. dollar, our reporting currency.  Since June 30, 2004 the EURO has appreciated by 11.5% relative to the U.S. dollar, and the Pound has appreciated by 10.9% relative to the U.S. dollar.  These higher exchange values were used in translating the appropriate non-U.S. subsidiaries’ balance sheets into U.S. dollars at the end of the current quarter.

Environmental Matters – We are party to various claims and legal proceedings, generally incidental to our business.  As explained more fully in the Notes to Consolidated Financial Statements, we do not expect the ultimate disposition of these matters to have a material adverse effect on our financial statements.

Seasonality – Typically, the fourth quarter represents the best quarter for our consolidated financial results.  Fourth quarter performance is generally enhanced by increased activity in the construction industry and activity in the food service equipment industry.

Employee Relations – We maintain a solid working relationship with all of our unions and good employee relations are a focus of our management.

The Company has labor agreements with a number of union locals in the United States and a number of European employees belong to European trade unions.  There were no work stoppages during fiscal year 2007 and 2006.  A total of 5 collective bargaining contracts covering 430 employees will expire in fiscal 2008.  Although we believe we have good employee relations, there can be no assurances that work stoppages can be avoided in future periods.

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

Realization of Goodwill – Goodwill is not amortized; however, goodwill is tested for impairment at least annually.  Therefore, annually in the fourth quarter we test for goodwill impairment by estimating the fair value of our reporting units using the present value of estimated future cash-flows method and comparing that amount to the carrying value.  In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit.  The nature of the estimates made in projecting future cash flows could adversely affect the calculations made by us.  In addition, the estimate of fair value includes the use of a discount rate and a rate of future growth.  A 10-basis point change in the discount rate used could result in an impairment of goodwill in our ADP Group.  A 10-basis point change in the rate of future growth, independent of other variables, would not affect our analysis materially.  We are subject to financial statement risk to the extent that goodwill becomes impaired.

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

Adoption of New Accounting Pronouncements

In fiscal 2007, we adopted Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158).  SFAS 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as an asset or liability in the balance sheet with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income.  Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position.   As a result, we have included a $41.0 million after-tax charge in stockholders’ equity in fiscal 2007 to reflect the previously unrecognized actuarial losses under these plans.  Prior to the adoption of SFAS No. 158, we recorded an amount known as the additional minimum liability to equity.  The additional minimum liability was calculated based on the funded status of the plans at the end of the measurement period.  The after-tax equity charge and the change year to year does not impact cash or earnings and could reverse in future periods should either interest rates increase and/or market performance and plan returns continue to improve.  Effective July 1, 2007, we changed our measurement date for our plans to June 30.  Our fiscal 2008 expense will be measured based on assumptions as of June 30, 2007.  We are electing to adopt the transition guidance of this standard by adjusting beginning retained earnings for the period between the old measurement date and the new measurement date in fiscal 2008.

In fiscal 2006, we adopted Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”).  The adoption of SFAS No. 123R reduced reported income and earnings per share by $310,000 in fiscal year 2006.  We previously used the intrinsic value method as permitted by Opinion No. 25 in prior periods.  Accordingly, no compensation expense was recognized for share purchase rights granted under our employee stock option and employee share purchase plans.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Interpretation No. 48 will be effective July 1, 2007.  The Company does not anticipate the adoption of FIN 48 will materially affect our financial position or result of operations.

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

Exchange Risk

The Company is exposed to both transactional risk and translation risk associated with exchange rates.  Regarding transactional risk, we mitigate certain of our foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time.  These contracts are used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At June 30, 2007, we have no open foreign currency forward contracts.  At June 30, 2006 we had one open foreign currency forward contract, the fair value exposure of which was immaterial.

Within our foreign operations we are also exposed to transactional risks, specifically with our subsidiaries using the EURO and the British Pound Sterling.  This transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service.  A hypothetical 10% appreciation or depreciation of the value of the EURO to the U.S. Dollar at June 30, 2007 would not result in a material increase in short-term debt on our Consolidated Balance Sheet.

Our primary translation risk is with the EURO and the British Pound Sterling.  We do not hedge our translation risk.  As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings. From time to time, we will use interest rate swap agreements to modify our exposure to interest rate movements.  As of June 30, 2007, a hypothetical 10% immediate increase in interest rates would increase our annual interest expense by $751,000.  At June 30, 2007 and 2006, we have no outstanding interest rate swap agreements.

The Company also has $42.9 million of long-term debt and $3.6 million of short-term debt at fixed interest rates as of June 30, 2007.  There would be no immediate impact on our interest expense associated with our long-term debt due to fluctuations in market interest rates.

Concentration of Credit Risk

The Company has a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of June 30, 2007, no one customer accounted for more than 4% of our consolidated outstanding receivables or of our sales.  In certain segments, some customers represent greater than 5% of the segments’ revenues.  In the Food Service Equipment Group, seven customers account for approximately 17% of annual sales.  In our Engineered Products segment, one aerospace customer accounts for approximately 16% of segment annual revenues and one energy customer accounts for approximately 11% of annual sales.  In many of our businesses our national accounts regularly review their selection of vendors.  Although our companies have historically prevailed and even gained market share under these circumstances, the outcome of future reviews can not be predicted.

Commodity Prices

The Company is exposed to fluctuating market prices for commodities, primarily steel.  Each of our segments is subject to the effects of changing raw material costs caused by the underlying commodity price movements.  In general, we do not enter into purchase contracts that extend beyond one operating cycle.  While Standex considers our relationship with our suppliers to be good there can be no assurances that we will not experience any supply shortages.

Prices for steel products have fluctuated over the last several fiscal years.  The ADP, Engineered Products and Food Service Equipment Groups are all sensitive to price increases for steel products, other metal commodities and petroleum based products.  During fiscal 2007, we experienced price increases for a number of materials including copper wire, other metal commodities, refrigeration components and foam insulation.  These are some of the key elements in the products manufactured in these segments.  Our affected divisions have generally implemented price increases intended on fully offsetting the increases in steel.  The implemented price increases in the Food Service Equipment and Engineered Products Group did not fully offset the higher material costs.  Wherever possible, we will implement price increases to offset the impact of material prices.  The ultimate acceptance of these price increases, if implemented, will be impacted by our affected divisions’ respective competitors and the timing of their price increases.

Consolidated Balance Sheets

Standex International Corporation and Subsidiaries
As of June 30 (in thousands, except share data)	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$ 24,057	$ 32,590
Accounts receivable, net	106,116	92,798
Inventories	91,301	75,751
Prepaid expenses and other current assets	3,762	3,392
Deferred tax asset	11,093	14,479
Current assets - discontinued operations	--	24,039
Total current assets	236,329	243,049

Property, plant and equipment, net	122,315	97,072
Intangible assets	31,228	6,580
Goodwill	118,911	73,272
Prepaid pension cost	8,256	30,639
Other non-current assets	22,861	22,402
Non-current assets – discontinued operations	--	5,659
Total non-current assets	303,571	235,624

Total assets	$539,900	$ 478,673

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$ 4,162	$ 3,873
Accounts payable	65,977	54,534
Accrued payroll and employee benefits	21,750	19,256
Accrued workers’ compensation	7,430	7,068
Income taxes payable	454	4,125
Other	19,736	16,223
Current liabilities – discontinued operations	821	10,731
Total current liabilities	120,330	115,810

Long-term debt - less current portion	164,158	113,729
Deferred income taxes	23,896	16,538
Pension obligations	17,621	23,648
Other non-current liabilities	9,464	8,147
Non-current liabilities - discontinued operations	--	506
Total non-current liabilities	215,139	162,568

Commitments and Contingencies

Stockholders' equity:
Common stock-authorized, 60,000,000 shares
in 2007 and 2006; par value, $1.50 per share:
issued 27,984,278 shares in 2007 and 2006	41,976	41,976
Additional paid-in capital	25,268	25,572
Retained earnings	426,171	415,205
Accumulated other comprehensive income	(26,533)	(21,000)
Treasury share (15,736,644 shares in 2007
and 15,781,692 shares in 2006, respectively)	(262,451)	(261,458)
Total stockholders' equity	204,431	200,295

Total liabilities and stockholders' equity	$539,900	$ 478,673

See notes to consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statements of Consolidated Income

Standex International Corporation and Subsidiaries
For the Years Ended June 30 (in thousands, except per share data)	2007	2006	2005
Net sales	$621,211	$589,938	$559,478
Cost of sales	448,407	417,324	398,914
Gross profit	172,804	172,614	160,564

Selling, general and administrative	143,444	133,343	123,741
Other operating income, net	(1,023)	(410)	(1,672)
Restructuring costs	286	930	2,668

Income from operations	30,097	38,751	35,827

Interest expense	(9,025)	(7,681)	(6,493)
Other, net	1,464	893	523
Total	(7,561)	(6,788)	(5,970)

Income from continuing operations before income taxes	22,536	31,963	29,857
Provision for income taxes	6,611	11,028	9,382
Income from continuing operations	15,925	20,935	20,475

Income from discontinued operations	5,317	2,208	3,168

Net income	$ 21,242	$ 23,143	$ 23,643

Basic earnings per share:
Income from continuing operations	$1.30	$1.71	$1.67
Income from discontinued operations	0.44	0.18	0.26
Total	$1.74	$1.89	$1.93

Diluted earnings per share:
Income from continuing operations	$1.28	$1.67	$1.65
Income from discontinued operations	0.43	0.18	0.26
Total	$1.71	$1.85	$1.91

See notes to consolidated financial statements.

Statements of Consolidated Stockholders' Equity and Comprehensive Income

			Unamortized		Accumulated
		Additional	Value of		Other			Total
	Common	Paid-in	Restricted	Retained	Comprehensive	Treasury Stock		Stockholders’
Year End (in thousands)	Stock	Capital	Stock Awards	Earnings	Income	Shares	Amount	Equity
Balance, July 1, 2004	$41,976	$17,071	$ (87)	$388,919	$ (28,400)	15,777	$(255,945)	$163,534
Stock issued for employee stock option and purchase plans, including related income tax benefit		1,827				(167)	2,126	3,953
Amortization of restricted-stock awards			24					24
Treasury stock acquired						140	(3,356)	(3,356)
Comprehensive income
Net Income				23,643				23,643
Foreign currency translation adjustment					1,180			1,180
Additional minimum liability, net of related income tax benefit					(3,185)			(3,185)
Total comprehensive income								21,638
Dividends paid ($.84 per share)				(10,240)				(10,240)
Balance, June 30, 2005	$41,976	$18,898	$(63)	$402,322	$(30,405)	15,750	$(257,175)	$175,553
Stock issued for employee stock option and purchase plans, including related income tax benefit		3,323				(256)	4,209	7,532
Stock based compensation		3,351	63					3,414
Treasury stock acquired						288	(8,492)	(8,492)
Comprehensive income
Net Income				23,143				23,143
Foreign currency translation adjustment					4,555			4,555
Additional minimum liability, net of related income tax benefit					4,850			4,850
Total comprehensive income								32,548
Dividends paid ($.84 per share)				(10,260)				(10,260)
Balance, June 30, 2006	$41,976	$25,572	$ --	$415,205	$(21,000)	15,782	$(261,458)	$200,295
Stock issued for employee stock option and purchase plans, including related income tax benefit		(689)				(186)	3,099	2,410
Stock based compensation		385	--					385

Treasury stock acquired						141	(4,092)	(4,092)
Comprehensive income
Net Income				21,242				21,242
Foreign currency translation adjustment					4,192			4,192
Additional minimum liability, net of related income tax benefit					3,275			3,275
Total comprehensive income								28,709
Adjustment to apply FAS 158 (net of tax benefit)					(13,000)			(13,000)
Dividends paid ($.84 per share)				(10,276)				(10,276)
Balance, June 30, 2007	$41,976	$25,268	$--	$426,171	$(26,533)	15,737	$(262,451)	$204,431

See notes to consolidated financial statements.

Statements of Consolidated Cash Flows

Standex International Corporation and Subsidiaries

Year Ended June 30 (in thousands)	2007	2006	2005
Cash Flows from Operating Activities
Net income	$ 21,242	$ 23,143	$ 23,643
Income from discontinued operations	5,317	2,208	3,168
Income from continuing operations	15,925	20,935	20,475

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,198	12,033	10,907
Stock-based compensation	385	3,414	24
Deferred income taxes	1,133	(2,173)	7,513
Non-cash expense of restructure charge	--	105	1,569
Gain on sale of investments, real estate and equipment	(1,023)	(410)	(1,589)
Increase/(decrease) in cash from changes in assets and
liabilities, net of effects from discontinued operations and business acquisitions:
Accounts receivables, net	(1,591)	(4,653)	(4,398)
Inventories	(4,261)	(5,622)	(3,228)
Contributions to defined benefit plans	(3,862)	(3,843)	(21,000)
Prepaid expenses and other	1,277	266	7,202
Accounts payable	8,378	4,885	6,176
Accrued payroll, employee benefits and other liabilities	1,151	286	175
Income taxes payable	(213)	6,334	(5,582)
Net cash provided by operating activities - continuing operations	32,497	31,557	18,244
Net cash (used in)/provided by operating activities - discontinued operations	(7,002)	103	2,279
Net cash provided by operating activities	25,495	31,660	20,523
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(10,341)	(15,144)	(7,990)
Expenditures for acquisitions, net of cash acquired	(95,444)	(16,470)	(225)
Expenditures for executive life insurance policies	(642)
Proceeds from sale of investments, real estate and equipment	1,371	4,316	3,953
Net cash used for investing activities from continuing operations	(105,056)	(27,298)	(4,262)
Net cash provided by investing activities from discontinued operations	31,064	4,253	3,398
Net cash used for investing activities	(73,992)	(23,045)	(864)
Cash Flows from Financing Activities
Proceeds from additional borrowings	85,305	99,005	28,000
Payments of debt	(34,282)	(86,916)	(32,085)
Stock issued under employee stock option and purchase plans	2,168	6,236	3,953
Excess tax benefit associated with stock option exercises	242	136	--
Debt issuance costs	--	(450)	--
Cash dividends paid	(10,276)	(10,260)	(10,240)
Purchase of treasury stock	(4,091)	(8,492)	(3,356)
Net cash provided by/(used for) financing activities from continuing operations	39,066	(741)	(13,728)
Net cash used for financing activities from discontinued operations	--	--	--
Net cash provided by/(used for) financing activities	39,066	(741)	(13,728)

Effect of exchange rate changes on cash	898	1,025	256

Net changes in cash and cash equivalents	(8,533)	8,899	6,187
Cash and cash equivalents at beginning of year	32,590	23,691	17,504
Cash and cash equivalents at end of year	$ 24,057	$ 32,590	$ 23,691

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$ 7,815	$ 7,704	$ 6,545
Income taxes, net of refunds	$11,884	$ 11,002	$ 6,171

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Accounting Policies

Basis of Presentation and Consolidation

Standex International Corporation (“Standex” or the “Company”) is a diversified manufacturing company with operations primarily in the United States and Europe.  The accompanying consolidated financial statements include the accounts of Standex International Corporation and our subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments purchased with a maturity of three months or less.  These investments are carried at cost, which approximates fair value.

Trading Securities

The Company purchases investments in connection with the KEYSOP Plan for certain retired executives discussed below.  These investments are classified as trading and reported at fair value.  The investments generally consist of mutual funds, are included in other non-current assets and amounted to $5.3 million and $4.6 million at June 30, 2007 and 2006, respectively.

Accounts Receivable Allowances

The changes in the allowances for uncollectible accounts during 2007, 2006 and 2005 were as follows (in thousands):

	2007	2006	2005
Balance at beginning of year	$ 4,976	$ 5,405	$ 6,717
Provision charged to expense	970	2,327	1,110
Businesses sold	(1,308)	--	--
Write-offs, net of recoveries	(1,299)	(2,756)	(2,422)
Balance at end of year	$ 3,339	$ 4,976	$ 5,405

Included in the above for 2006 and 2005 is the allowances for uncollectible accounts for the Consumer Products Group of $1.3 and $2.0 million, respectively which were included in discontinued operations and sold in 2007.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market.

Revenue Recognition

Product and related service revenue is recognized when the price to the customer is fixed or determinable, the collectibility of the invoice is established and when delivery has occurred.  Revenues under certain fixed price contracts are generally recorded when deliveries are made.

Assets Held for Sale

Assets held for sale are reported at the lower of the assets carrying amount or fair value, less costs to sell.  Assets held for sale associated with discontinued operations are more fully explained in these Notes to the Consolidated Financial Statements.  Assets held for sale are included in other non-current assets in the consolidated balance sheet and amounted to $651,000 and $164,000 at June 30, 2007 and 2006, respectively, and are comprised of real estate.

Property, Plant and Equipment

Property, plant and equipment are reported at cost less accumulated depreciation.  Depreciation is recorded on assets over their estimated useful lives, generally using the straight-line method.  Lives for property, plant and equipment are as follows:

Buildings	40 to 50 years
Leasehold Improvements	10 to 15 years
Machinery and Equipment	8 to 15 years
Furniture and Fixtures	3 to 10 years
Computer hardware and software	3 to 7 years

Property, plant and equipment balances at June 30, are as follows (in thousands):

	2007	2006
Land, buildings and leasehold improvements	$101,366	$ 77,218
Machinery, equipment and other	149,775	133,335
Total	251,141	210,553
Less accumulated depreciation	128,826	113,481
Property, plant and equipment - net	$122,315	$ 97,072

Routine maintenance costs are expensed as incurred.  Major improvements are capitalized.  Major improvements to leased buildings are capitalized as leasehold improvements and depreciated over the lease term.

Long-Lived Assets

Long-lived assets that are used in operations, excluding goodwill and identifiable intangible assets, are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  Recognition and measurement of a potential impairment loss is performed on assets grouped with other assets and liabilities at the lowest level where identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  An impairment loss is the amount by which the carrying amount of a long-lived asset (asset group) exceeds its estimated fair value.  Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

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

The Company performs its annual assessment of impairment in the fourth quarter of each year.  No impairments were recorded in any period.

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

Cost of Goods Sold and Selling, General and Administrative Expenses

The Company includes expenses in either cost of goods sold and selling, general and administrative categories based upon the natural classification of the expenses.  Cost of goods sold includes expenses associated with the acquisition, inspection, manufacturing and receiving of materials for use in the manufacturing process.  These costs include inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs as well as depreciation, amortization, wages, benefits and other costs that are incurred directly or indirectly to support the manufacturing process.  Selling, general and administrative includes expenses associated with the distribution of our products, sales effort, administration costs and other costs that are not incurred to support the manufacturing process.  The Company records distribution costs associated with the sale of inventory as a component of selling, general and administrative expenses in the Statements of Consolidated Income.  These expenses include warehousing costs, outbound freight charges and costs associated with distribution personnel.  Our gross profit margins may not be comparable to those of other entities due to different classifications of costs and expenses.

Research and Development

Research and development expenditures are expensed as incurred.  Total research and development costs charged to expense were $4.7 million, $3.0 million and $1.5 million for the years ended June 30, 2007, 2006 and 2005, respectively.

Warranties

The expected cost associated with warranty obligations on our products is recorded when the revenue is recognized.  Warranty costs and related accrued warranty costs for the years ended June 30, 2007, 2006 and 2005, were not significant.

Stock-Based Compensation Plans

Stock options and awards have been issued to officers, other management employees and non-employee directors under our various incentive compensation programs.  The stock options generally vest over a three to five-year period and have a maturity of three to ten years from the issuance date.  Prior to July 1, 2005, we accounted for employee stock option grants and awards using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations.  Accordingly, compensation expense was measured as the excess of the underlying stock price over the exercise price on the date of the grant for options and awards.  The Company accounted for performance based awards based on the probability of the achievement of the performance goal measured at the then current prices of the underlying stock.  Prior to July 1, 2005, we used the nominal vesting period approach for retirement eligible employees.  Under this approach, we recognized compensation expense over the stated vesting period and, if an employee retired before the end of the vesting period, recognized any remaining unrecognized compensation cost at the date of retirement.

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

Had we used the fair value method to measure stock based compensation, net income and earnings per share would have been as follows:

June 30,
2005
Net income, as reported	$23,643
Add: Total stock-based compensation,
included in reported income,
net of income taxes	1,369

Less: Total stock-based compensation,
net of income taxes, fair value method	(1,623)

Proforma net income	$23,389

Proforma earnings per share
Basic – as reported	$1.93
Basic – proforma	$1.91

Diluted – as reported	$1.91
Diluted – proforma	$1.89

Foreign Currency Translation

Assets and liabilities of non-U.S. operations denominated in local currencies are translated into U.S. dollars at year-end exchange rates. Revenues and expenses of these operations are translated using average exchange rates.  The resulting translation adjustment is reported as a component of comprehensive income, in the Statements of Consolidated Stockholders’ Equity.  Gains and losses from foreign currency transactions are included in results of operations.  Gains (losses) from currency transactions totaled $(235,000), $(369,000) and $61,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

Derivative Instruments and Hedging Activities

Forward foreign currency exchange contracts are periodically used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as dividends and loan payments from subsidiaries.  The Company enters into such contracts for hedging purposes only.  The Company does not hold or issue derivative instruments for trading purposes.  There were no outstanding forward foreign currency exchange contracts at June 30, 2007.  At June 30, 2006, we had one open forward contract, the fair value of which was not significant.

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

Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended.  Estimates are based on historical experience, actuarial estimates, current conditions and various other assumptions that are believed to be reasonable under the circumstances.  These estimates form the basis for making judgments about the carrying values of assets and liabilities when they are not readily apparent from other sources.  These estimates assist in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies.  Actual results may differ from these estimates under different assumptions or conditions.  See the discussion of fair value of institutional investors agreement in the debt footnote.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature.  Trading securities are reported at fair value.

Earnings Per Share

The following table sets forth the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	2007	2006	2005
Basic – Average Shares Outstanding	12,232	12,230	12,220
Effect of Dilutive Securities – Stock Options and Restricted Stock Awards	172	285	173
Diluted – Average Shares Outstanding	12,404	12,515	12,393

Both basic and dilutive income are the same for computing earnings per share.  Options, which were not included in the computation of diluted earnings per share because to do so would have had an anti-dilutive effect, totaled 3,190; 20,970; and 83,470 for the years ended June 30, 2007, 2006 and 2005, respectively.

Adoption of New Accounting Pronouncements

On June 30, 2007, we adopted Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158).  SFAS 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as an asset or liability in the balance sheet with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income.  Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position.   As a result, we have included a $41.0 million after-tax charge in stockholders’ equity in fiscal 2007 to reflect the previously unrecognized actuarial losses under these plans.  Prior to the adoption of SFAS No. 158, we recorded an amount known as the additional minimum liability to equity.  The additional minimum liability was calculated based on the funded status of the plans at the end of the measurement period.  Effective July 1, 2007, we changed our measurement date for our plans to June 30.  Our fiscal 2008 expense will be measured based on assumptions as of June 30, 2007.  We are electing to adopt the transition guidance of this standard by adjusting beginning retained earnings for the period between the old measurement date and the new measurement date in fiscal 2008.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48).  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 will be effective for the Company July 1, 2007.  The Company does not anticipate the adoption of FIN 48 will materially affect our financial position or result of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159).  SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for the Company beginning after July 1, 2008 and interim periods with those financial years.  At the effective date, an entity may elect the fair value option for eligible items that exist at that date.  The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings.  We are currently evaluating the impacts and disclosures of this standard, but would not expect SFAS No. 159 to have a material impact on our consolidated results of operations or financial condition.

Inventories

Inventories are comprised of (in thousands):

June 30	2007	2006
Raw materials	$44,073	$35,184
Work in process	23,112	20,352
Finished goods	24,116	20,215
Total	$91,301	$75,751

Goodwill

Changes to goodwill during the years ended June 30, 2007 and 2006 are as follows (in thousands):

	2007	2006
Balance at beginning of year	$ 73,272	$65,339
Additions	46,561	6,440
Foreign currency translation	878	1,493
Other adjustments	(1,800)	--
Balance at end of year	$118,911	$73,272

Goodwill additions are discussed elsewhere in the Notes to Consolidated Financial Statements.  During fiscal 2007, we recorded increases in goodwill primarily associated with the acquisition of Associated American Industries, Inc.  During fiscal 2006, we recorded increases in goodwill primarily associated with the acquisitions of Kool Star and Innovent.  During 2007, we corrected the classification of indefinite lived intangibles with a carrying value of $1.8 million recorded in connection with the acquisitions of Kool Star and Innovent, which had been aggregated and reported as goodwill in the prior year.  Fiscal year 2007 additions and other adjustments relate to the Food Service Equipment Group.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss is as follows (in thousands):

June 30	2007	2006
Foreign currency translation
adjustment	$14,684	$10,494
Net actuarial loss
(net of tax benefit of $23.7 million)	(40,941)
Net prior service cost
(net of tax benefit of $200,000)	(270)
Net transition obligation
(net of tax benefit of $4,000)	(6)
Additional minimum liability
(net of tax benefit of
$17.8 million)		(31,494)
Accumulated other
comprehensive loss	$(26,533)	$(21,000)

Debt

Debt is comprised of (in thousands):

June 30	2007	2006
Bank credit agreements	$118,000	$64,000
Institutional investors
agreements 5.94% to
7.13% (due 2008-2012)	46,429	50,000
Other 3.0% to 4.85%
(due 2007-2018)	3,891	3,602
Total	168,320	117,602
Less current portion	4,162	3,873
Total long-term debt	$164,158	$113,729

Bank Credit Agreements

In December 2005 we entered into a five year $150 million unsecured revolving credit facility (the “facility”) with nine participating banks.  Proceeds under the facility may be used for general corporate purposes or to provide financing for acquisitions.  The Company incurred debt issuance costs of approximately $450,000, which will be recognized over the term of the facility.  The agreement contains certain covenants including limitations on the ratio of indebtedness to EBITDA.  Borrowings under the agreement bear interest at a rate equal to the sum of a base rate or a Eurodollar rate, plus an applicable percentage based on our consolidated leverage ratio, as defined by the agreement.  As of June 30, 2007, the effective rate of interest for outstanding borrowings under the Facility was 6.36%.  The Company is required to pay an annual fee of 0.25% on the maximum credit line.  As of June 30, 2007 and 2006, we had borrowings of $118 million and $64 million, respectively under the facility.  Available borrowings under the facility are reduced by unsecured short-term borrowings.  At June 30, 2007, we had the ability to borrow an additional $32.5 million under the Facility.

The Company also utilizes money market credit facilities with two banks to help manage daily working capital needs.  The agreements, which expire annually, provide for a maximum aggregate credit line of $20 million and are unsecured.  Outstanding borrowings under the money market facilities reduce available borrowings under the revolving credit facility.  As of June 30, 2007 and 2006, we had $553,000 and $293,000, respectively, outstanding under these agreements.  At June 30, 2007 and 2006, we had standby letters of credit outstanding for insurance purposes of $12.7 million and $14.4 million, respectively.

Institutional Investor Agreements

The Company’s long term debt also includes amounts associated with note purchase agreements with institutional investors.  As of June 30, 2007, we have two note purchase agreements with institutional investors of $25.0 million each, dated October 2002 and October 1998.  The notes bear interest at annual rates of 5.94% and 6.80%, respectively.  Each note purchase agreement requires payment of interest semi-annually.  The note purchase agreement dated October 2002 requires an annual payment of $3.6 million commencing in October 2006.  The note purchase agreement dated October 1998 is due and payable in October 2008.  As of June 30, 2007 and 2006, the balance outstanding under the note purchase agreements aggregated $46.4 million and $50.0 million, respectively.

Loan Covenants and Repayment Schedule

The Company’s loan agreements contain a limited number of provisions relating to the maintenance of certain financial ratios and restrictions on additional borrowings and investments.  The most restrictive of these provisions requires that we maintain a minimum ratio of earnings before interest, taxes, depreciation and amortization to funded debt, as defined, on a trailing four quarters basis and a minimum net worth level, as defined.  The Company was in compliance with all debt covenants as of June 30, 2007 and 2006.

Debt is due as follows (in thousands):

2008	$ 4,162
2009	28,571
2010	121,571
2011	3,571
2012	3,571
Thereafter	6,874

Fair Value of Debt

The fair value of the Facility approximates the carrying value due to the short-term nature of the underlying debt and the variability of the interest rate.  The fair value of the Institutional Investor Agreements was estimated to be approximately $47.5 million at June 30, 2007.

Accrued Payroll and Employee Benefits

This current liability caption consists of (in thousands):

June 30	2007	2006
Payroll	$16,689	$16,374
Benefits	3,906	1,807
Payroll taxes	1,155	1,075
Total	$21,750	$19,256

Commitments

The Company leases certain property and equipment under agreements with initial terms ranging from one to twenty years.  Rental expense for the years ended June 30, 2007, 2006 and 2005 was approximately $4.6 million; $4.4 million and $3.6 million, respectively.  At June 30, 2007, the minimum annual rental commitments under noncancelable operating leases, principally real estate, were approximately:  2008, $3.4 million; 2009, $2.7 million; 2010, $2.1 million; 2011, $1.1 million; 2012, $0.6 million; and thereafter, $0.4 million.

In connection with an acquisition in June 2003, we entered into a ground lease for facility in Richmond, Virginia which is renewable on an annual basis.  The terms of the lease will continue and renew until the completion of a number of environmental requirements by the owners of the facility.  Upon satisfaction of those requirements, to be evidenced by the issuance of a certificate by the Virginia Department of Environmental Quality and, if required, a no-action letter from the United States Environmental Protection Agency, we are required to purchase the land and building for $4.5 million.  The Company is not certain as to when these contingencies will be satisfied thereby triggering the consummation of the purchase, and as such the amount has not been included in the consolidated balance sheet.

In connection with the sale of substantially all the assets of Berean Christian Stores in fiscal 2007, we assigned all the leases to the buyers.  The Company and the buyer agreed that the buyer will have no rights under the leases to exercise any options to extend.  We are therefore the guarantor under the operating leases until the expiration of the initial term.  The Company’s aggregate obligation under the leases would equal approximately $9.9 million at June 30, 2007.  We do not expect to make any payments as a result of these guarantees.

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

The Company entered into a tentative agreement to sell certain land and property in France.  In addition to several other conditions precedent to consummation of the sale, we completed a full environmental study of the premises.  The results of the study were completed in the second quarter of fiscal 2006 and submitted to local regulators who have requested additional information for purposes of coming to agreement on a work plan for remediation.  The Company has preliminarily estimated the cost of environmental remediation that may be required to be between $450,000 and $650,000; however such estimate is dependent upon finalization of the work plan.  The Company has recorded $287,000, representing the remaining amount to be paid of the original estimate, as of June 30, 2007 for the estimated costs associated with this property.

Income Taxes

The components of income from continuing operations before income taxes are as follows (in thousands):

2007

2006

2005

U.S. Operations

$11,942

$18,696

$21,284

Non-U.S. Operations

  10,594

  13,267

    8,573

Total

$22,536

$31,963

$29,857

The Company utilizes the asset and liability method of accounting for income taxes.  Deferred income taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws.  The components of the provision for income taxes on continuing operations (in thousands) are as follows:

2007

2006

2005

Current:

Federal

$ 4,882

$  9,175

$   (823)

State

751

1,174

1,288

Non-U.S.

  2,111

  2,852

  1,404

Total Current

  7,744

13,201

  1,869

Deferred:

Federal

$   (843)

$ (2,789)

$ 7,061

State

(728)

(344)

(35)

Non-U.S.

      438

       960

      487

Total Deferred

  (1,133)

   (2,173)

   7,513

Total

$ 6,611

$11,028

$ 9,382

A reconciliation of the U.S. Federal income tax rate on continuing operations to the effective income rate is as follows:

2007

2006

2005

Statutory tax rate

35.0%

35.0%

35.0%

State taxes

0.1

1.7

2.7

Foreign rate differential

(2.9)

(0.9)

(0.8)

Impact of foreign repatriation

5.9

--

--

Federal tax credits

(5.9)

(0.3)

(1.8)

Other

 (2.9)

 (1.0)

 (3.7)

Effective income tax rate

29.3%

34.5%

31.4%

The effective tax rate of 29.3% in the fiscal 2007 includes a benefit of $593,000 from the reversal of income tax contingency reserves that were determined to be no longer needed due to the expiration of the applicable statutes of limitations and a benefit of $238,000 from the impact resulting from retroactive extension of the R&D credit.  In the fourth quarter of fiscal 2007, the Company provided deferred tax liabilities in accordance with Accounting Principles Board Opinion No. 23 “Accounting for Income Taxes in Special Areas (“APB 23”) when the Company decided to repatriate a certain portion of its previously undistributed foreign earnings resulting in tax expense of $1.3 million.

The Company has recorded contingencies for taxes and associated interest that may become payable in future years as a result of audits by tax authorities.  The tax contingencies are reviewed as circumstances warrant and adjusted as events occur that affect the Company's potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations or identification of new issues.  At June 30, 2007, these contingencies totaled $2.9 million

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns, and provides guidance on derecognition, classification, and interest and penalties, related to uncertain tax positions. FIN 48 will be effective for the Company on July 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company does not anticipate the adoption of FIN 48 will materially affect the Company’s financial position or results of operations.

Significant components of the Company’s deferred income taxes are as follows (in thousands):

2007

2006

Deferred tax liabilities:

Depreciation and amortization

$  29,627

$ 14,654

Prepaid pension assets

22,292

23,580

Tax on undistributed earnings of foreign subisidaries

1,323

--

Deferred tax assets:

Accrued compensation

(3,234)

(3,231)

Accrued expenses and reserves

(7,454)

(8,783)

Pension

(23,491)

(17,796)

Inventory

(1,952)

(3,187)

Other

(802)

(624)

Net operating loss and credit carryforwards

     (5,072)

   (3,764)

Total deferred tax liability

11,237

849

Less:  Valuation allowance

      1,566

    1,210

Net deferred tax liability

$  12,803

$  2,059

The Company estimates the degree to which deferred tax assets, including net operating loss and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unrealized.  The valuation allowances at June 30, 2007 and 2006 applies to the tax benefit of foreign loss carryforwards, which management has concluded that it is more likely than not that these tax benefits will not be realized.

As of June 30, 2007, the Company had state net operating loss ("NOL") and credit carryforwards of approximately $3.8 million and $562,000, respectively, which may be available to offset future state income tax liabilities and expire at various dates from FY2008 through FY2025.  In addition, the Company had foreign NOL carryforwards of approximately $10.7 million, $9.35 million of which carryforward indefinitely and $150,000 that carryforward for 5 years.

The Company’s income taxes currently payable for federal and state purposes have been reduced by the benefit of the tax deduction in excess of recognized compensation cost from employee stock compensation transactions.  The provision for income taxes that is currently payable does not reflect approximately $273,000 and $366,000 of such benefits of the Company that have been allocated to capital in excess of par value in 2007 and 2006, respectively.

As of June 30, 2007 the Company has approximately $26.2 million of undistributed earnings in its foreign subsidiaries.  The Company is anticipating a repatriation of approximately $5.6 million from these undistributed earnings during Q1 of FY08.  As a result we have established a deferred tax liability with a related tax provision of $1.3 million as of June 30, 2007, for the tax impact of the anticipated repatriation.  The Company intends to remain permanently reinvested in the remaining undistributed earnings.

The total provision for income taxes included in the consolidated financial statements was as follows:

	2007	2006	2005
Continuing operations	$6,611	$11,028	$ 9,382
Discontinued operations	3,330	1,064	1,841
	$9,941	$12,092	$11,223

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

Industry Segments	Net Sales			Depreciation And Amortization
	2007	2006	2005	2007	2006	2005
Food Service Equipment	$299,009	$245,049	$230,392	$5,075	$ 2,456	$ 2,333
Air Distribution Products	110,081	129,383	129,716	1,901	1,910	2,007
Engraving	84,223	87,377	77,271	4,639	3,926	2,999
Engineered Products	90,728	85,104	87,214	2,578	2,629	2,605
Hydraulics Products	37,170	43,025	34,885	618	735	706
Corporate and Other	--	--	--	387	377	257
Total	$621,211	$589,938	$559,478	$15,198	$12,033	$10,907

	Income From Operations			Capital Expenditures
	2007	2006	2005	2007	2006	2005
Food Service Equipment	$ 18,242	$ 18,771	$ 20,578	$ 3,552	$ 3,492	$ 3,241
Air Distribution Products	2,610	11,089	7,424	557	618	817
Engraving	7,595	12,835	9,904	2,117	3,009	1,661
Engineered Products	10,776	9,281	12,102	2,947	2,028	1,305
Hydraulics Products	5,206	6,641	5,092	458	281	848
Restructuring charge	(286)	(930)	(2,668)	--	--	--
Other expenses, net	1,023	410	1,672	--	--	--
Corporate	(15,069)	(19,346)	(18,277)	710	5,716	118
Total	$ 30,097	$ 38,751	$ 35,827	$10,341	$15,144	$ 7,990
Interest expense	(9,025)	(7,681)	(6,493)
Other, net	1,464	893	523
Income from continuing operations before income taxes	$ 22,536	$ 31,963	$ 29,857

	Goodwill			Assets Employed

	2007	2006		2007	2006
Food Service Equipment	$63,236	$17,485		$254,184	$140,615
Air Distribution Products	14,933	14,933		82,951	90,279
Engraving	18,987	19,845		78,329	94,513
Engineered Products	18,696	17,950		92,569	93,547
Hydraulics Products	3,059	3,059		17,372	18,431
Corporate & Other	--	--		14,495	41,288
Total	$118,911	$73,272		$539,900	$478,673

	Non-U.S. Operations
	2007	2006	2005
Net sales	$94,798	$94,084	$74,283
Income from operations	9,677	13,560	8,206
Long-lived assets	44,159	44,513	29,095

Given the nature of our corporate expenses, management has concluded that it would not be appropriate to allocate the expenses associated with corporate activities to our operating segments.  These corporate expenses include the costs for the corporate headquarters, salaries and wages for the personnel in corporate, professional fees related to corporate matters and compliance efforts, stock-based compensation and post-retirement benefits related to our corporate executives, officers and directors, and other compliance related costs.  The Company has a process to allocate and recharge certain direct costs to the operating segments when such direct costs are administered and paid at Corporate.  Such direct expenses that are recharged on an intercompany basis each month include such costs as insurance, workers’ compensation programs, outside legal fees, audit fees and pension expense.  The accounting policies applied by the reportable segments are the same as those described in the Summary of Accounting Policies footnote to the consolidated financial statements.  There are no differences in accounting policies which would be necessary for an understanding of the reported segment information.

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

The Company adopted FAS 158, on June 30, 2007. FAS 158 requires an entity to recognize the funded status of its defined pension plans – measured as the difference between plan assets at fair value and the benefit obligation – on the balance sheet and to recognize changes in the funded status, that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes.  Since the full recognition of the funded status of an entity's defined benefit pension plan is recorded on the balance sheet, an additional minimum liability ("AML") is no longer recorded under FAS 158. However, because the recognition provisions of FAS 158 were adopted as of June 30, 2007 the Company first measured and recorded changes to its previously recognized AML through other comprehensive income and then applied the recognition provisions of FAS 158 through accumulated other comprehensive income to fully recognize the funded status of the Company's defined benefit pension plans.

The following table provides the incremental effect of applying FAS 158 on individual balance sheet line items:

(In thousands)	Pre-FAS 158 & without AML Adjustment	2007 AML Adjustment	FAS 158 Adoption Adjustment	Ending balance
Non-current - Pension asset	$ 28,948	$ (4,873)	$ (15,819)	$ 8,256
Non-current - Intangible pension asset	957	(448)	(509)	--
Non-current - Pension obligations	23,649	(10,499)	4,270	17,621
Deferred income taxes(1)	17,795	(1,903)	7,800	23,692
Accumulated other comprehensive loss, net of income taxes	31,494	(3,275)	13,000	41,219

(1) Represents deferred tax asset netted within accumulated other comprehensive loss.

Components of Net Periodic Benefit Cost	Pension Benefits
	U.S. Plans			Foreign Plans
	Year Ended June 30,			Year Ended June 30,
	2007	2006	2005	2007	2006	2005
Service Cost	$ 4,555	$ 5,388	$ 4,597	$ 185	$ 471	$ 1,048
Interest Cost	12,402	11,847	11,563	1,889	1,614	1,689
Expected return on plan assets	(16,200)	(16,200)	(15,003)	(1,547)	(1,328)	(1,317)
Recognized net actuarial loss	4,585	4,585	3,637	983	656	777
Amortization of prior service cost	243	243	221	(58)	(54)	343

Amortization of transition obligation (asset)	4	4	(5)	--	--	(3)
Curtailment	(205)	28	--	--	--	(181)
Net periodic benefit cost	$ 5,384	$ 5,895	$ 5,010	$ 1,452	$ 1,359	$ 2,356

The following table sets forth the funded status and amounts recognized as of June 30, 2007 and 2006 for our U.S. and foreign defined benefit pension plans (in thousands):

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$212,862	$211,530	$37,926	$ 31,574
Service cost	4,555	5,388	185	471
Interest cost	12,402	11,847	1,889	1,614
Plan participants' contribution	--	--	45	101
Amendments	--	72	--	--
Curtailment	(13,142)	--	--	--
Actuarial loss/(gain)	709	(4,657)	(2,853)	4,136
Benefits paid	(12,031)	(11,318)	(1,270)	(1,358)
Foreign currency exchange rate	--	--	2,978	1,388
Benefit obligation at end of year	$205,355	$ 212,862	$38,900	$ 37,926

Change in plan assets
Fair value of plan assets at beginning of year	$193,581	$ 185,350	$24,523	$ 16,648
Actual return on plan assets	21,767	19,175	1,668	4,183
Employer contribution	--	--	4,149	3,843
Plan participants' contributions	--	--	45	101
Benefits paid	(11,783)	(10,944)	(1,269)	(1,136)
Foreign currency exchange rate	--	--	2,209	884
Fair value of plan assets at end of year	$203,565	$ 193,581	$31,325	$ 24,523

Funded status	$ (1,790)	$ (19,282)	$(7,575)	$ (13,403)
Unrecognized net actuarial loss	54,011	74,663	11,151	13,852
Unrecognized prior service cost	--	1,401	(251)	(45)
Unrecognized transition obligation	--	14	--	--
Net amount recognized	$ 52,221	$ 56,796	$ 3,325	$ 404

Amounts recognized in the consolidated balance sheets consist of:

Prepaid benefit cost	$ 8,256	$ 24,592	$ --	$ 6,011
Current liabilities	(304)	--	(276)	--
Non-current liabilities	(9,742)	(6,458)	(7,299)	(17,191)
Intangible asset	--	957	--	--
Accumulated other comprehensive loss, pre-tax	54,011	37,705	10,900	11,584
Net amount recognized	$ 52,221	$ 56,796	$ 3,325	$ 404

The accumulated benefit obligation for all defined benefit pension plans was $235.9 million and $228.0 million at June 30, 2007, and 2006, respectively.

Plan Assets
U.S. Plans			Foreign Plans
Year Ended June 30,			Year Ended June 30,
	2007	2006	2007	2006
Asset Category
Equity securities	45%	63%	60%	74%
Debt securities	28%	37%	39%	7%
Global balanced securities	27%	--	--	--
Other	--	--	1%	19%
Total	100%	100%	100%	100%

Asset Category – Target	U.S.	Foreign
Equity securities	45%	50-60%
Debt and market neutral securities	30%	30-45%
Global balanced securities	25%	--
Real estate	--	0-10%
Other	--	0-10%
Total	100%	100%

The estimated net loss, prior service cost and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $2.9 million, $135,000 and $2,000, respectively.

Year Ended June 30	2007	2006
Plan assumptions
as of June 30
Discount rate	5.22 – 6.00%	4.40 – 6.00%
Expected return on assets	6.52 – 8.80%	5.64 – 8.80%
Rate of compensation increase	3.86 – 4.00%	3.85 – 4.00%

Included in the above are the following assumptions relating to the defined benefit pension plans in the United States for fiscal 2007 and 2006: discount rate 6.0%, expected return on assets 8.8% and rate of compensation increase 4.0%.  The U.S. defined benefit pension plans represent the majority of our pension obligations.  The expected return on plan assets assumption is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.  The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.

Due to the passage of the Pension Protection Act of 2006, the U.S. pension plans investment policy strategy has changed.  The Plans have adopted a liability driven investment strategy.  Our investment policy for the U.S. pension plans targets a range of exposure to the various asset classes surrounding the following allocations:  equity securities 45%, global balanced 25% and liability matching bonds 30%.  Standex rebalances the portfolio periodically when the allocation is not within the desired range of exposure.  The plan seeks to provide returns in excess of the various benchmarks.  The benchmarks include the following indices:  S&P 500; Citigroup PMI EPAC; Lehman Long Government/Credit and Lehman 20 Year Treasury.  A third party investment consultant tracks the plan’s portfolio relative to the benchmarks and provides quarterly investment reviews which consist of a performance and risk assessment on all investment managers and on the portfolio.

Certain managers within the plan use, or have authorization to use, derivative financial instruments for hedging purposes, the creation of market exposures and management of country and asset allocation exposure.  Currency speculation derivatives are strictly prohibited.

The United Kingdom defined benefit plan’s investment policy is to invest in equities and debt securities based on a ratio of active participants in the plan to deferred members.  The managed plan’s allocation is evaluated regularly and changed when the allocation is not within the desired range of exposure.  The performance of the fund is evaluated against the benchmark of 1% above the CAPS median.  A third party investment consultant tracks the plan's portfolio relative to the benchmarks and provides quarterly investment reviews which consist of a performance and risk assessment on all investment managers and on the portfolio.

Expected benefit payments for the next five years are as follows: 2008, $14.1 million; 2009, $14.2 million; 2010, $14.5 million; 2011, $14.8 million; 2012, $15.0 million; and thereafter, $81.6 million.  The Company does not expect to make any contributions in 2008.

The Company operates a defined benefit plan in Germany which is unfunded. Certain U.S. employees are covered by union-sponsored, multi-employer pension plans.  Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans.  Pension expense for these plans was $2.0 million; $2.1 million; and $1.4 million in 2007, 2006 and 2005, respectively.

Retirement Savings Plans

The Company has primarily two employee savings plans, one for salaried employees and one for hourly employees.  Substantially all of our full-time domestic employees are covered by these savings plans.  Under the provisions of the plans, employees may contribute a portion of their compensation within certain limitations.  The Company, at the discretion of the Board of Directors, may make contributions on behalf of our employees under the plans.  Company contributions were $891,000, $861,000 and $778,000 for the years ended June 30, 2007, 2006 and 2005, respectively.  At June 30, 2007, the salaried plan holds approximately 435,412 shares of Company common stock, representing approximately 23.5% of the holdings of the plan.

Other Plans

Certain retired executives are covered by an Executive Life Insurance Program.  During 2003 two executives retired and the Board of Directors approved benefits under this plan of approximately $5.6 million. The aggregate present value of current vested and outstanding benefits to all participants was approximately $1.9 million, and $2.8 million at June 30, 2007 and 2006, respectively and will be paid over the next six years.

Key Employee Share Option Plan (KEYSOP)

In fiscal 2002, we created a Key Employee Share Option Plan (the “KEYSOP”).  The purpose of the KEYSOP is to provide alternate forms of compensation to certain key employees of the Company commensurate with their contributions to the success of our activities.  Under the KEYSOP, certain employees are granted options by the Compensation Committee and designated property is purchased by us and placed in a Rabbi trust.  The option price set at the date of the grant is 25% of the fair value of the underlying assets.  During fiscal 2003, we granted options to two key employees prior to their retirement.  Assets associated with the plan were $5.3 and $4.6 million at June 30, 2007 and 2006, respectively.  As of June 30, 2007 and 2006, we have recorded a liability in other long term liabilities of approximately $4.3 million and $3.6 million associated with the grants made.

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

The following table sets forth the funded status of the postretirement benefit plans and accrued postretirement benefit cost reflected in the consolidated balance sheet at year end (in thousands):

Year Ended June 30,
2007		2006
Change in benefit obligation
Benefit obligation at beginning of year	$2,209	$2,413
Service cost	21	22
Interest cost	128	134

Plan participants' contributions	40	52
Actuarial (loss)/gain	(124)	(194)
Benefits paid	(190)	(218)
Accumulated benefit obligation at end of year	$2,084	$2,209

Change in plan assets
Fair value of plan assets at beginning of year	$ --	$ --
Employer contribution	150	166
Plan participants' contribution	40	52
Benefits paid	(190)	(218)
Fair value of plan assets at end of year	$ --	$ --

Funded Status	$(2,084)	$(2,209)
Unrecognized net actuarial gain	(1,152)	(1,082)
Unrecognized transition obligation	1,416	1,641
Net amount recognized	$(1,820)	$(1,650)

Amounts recognized in the consolidated balance sheets consist of:

Current liabilities	$(158)		$ --
Non-current liabilities	(1,925)		(1,650)
Accumulated other comprehensive income, pre-tax	263		--
Net amount recognized	$(1,820)		$(1,650)
Components of Net Periodic Benefit Cost
	June 30,	June 30,	June 30,
	2007	2006	2005
Service cost	$ 21	$ 22	$ 21
Interest cost	128	134	162
Unrecognized net actuarial loss	(56)	(44)	(27)
Amortization of transition obligation	225	224	225
Net periodic benefit cost	$ 318	$ 336	$381

The estimated net actual loss (gain) and transition obligation for the postretirement benefits that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $(93,000) and $225,000 , respectively.

The assumed weighted average discount rate as of June 30, 2007 and 2006 was 6.00%.  The annual assumed rate of increase in the per capita cost of covered health care benefits is 7% for retirees under age 65 in 2007 and 8% in 2006, trending down to 5.0% in 2009 and is assumed to remain at that level thereafter.  A 1% increase in the assumed health care cost trend rate would not have a material impact to either the accumulated benefit obligation or the net postretirement cost.

STOCK BASED COMPENSATION AND PURCHASE PLANS

Stock Based Compensation Plans

Commencing July 1, 2005, we adopted Statement of SFAS No. 123R, which requires the recognition of compensation expense associated with stock options and awards based on their fair values.  The Company elected to adopt SFAS No. 123R using the modified prospective-transition method.  Under that method, compensation cost recognized in fiscal 2006 includes a ratable portion of compensation cost for all share-based payments not yet vested as of June 30, 2005, and a ratable portion of compensation cost for all share-based payments granted subsequent to June 30, 2005, based on the grant-date fair value.  During the first quarter of fiscal 2006, we changed our approach for recognizing compensation cost for retirement eligible employees.  The stated vesting period is considered non-substantive for those employees who are retirement eligible.  During fiscal 2006, an additional $559,000 was recognized as compensation expense for those employees that met the definition of retirement eligible for any shares not yet vested as of June 30, 2005 and any new awards granted in fiscal 2006.  Under incentive compensation plans, we are authorized to and have made grants of stock options, restricted stock and performance share units to provide equity incentive compensation to key employees.  Total compensation cost recognized in income for equity based compensation awards was $385,000, $3.4 million and $2.0 million for the years ended June 30, 2007, 2006 and 2005, respectively.  The total income tax benefit recognized in the consolidated income statement for equity-based compensation plans was $147,000; $1.3 million and $643,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

At June 30, 2007, 317,762 shares of common stock were reserved for issuance under various compensation plans.

Stock Plans

In fiscal 2004, we began granting employees stock awards instead of stock options.  The stock award program offers employees and directors the opportunity to earn shares of our stock over time, rather than options that give the employees and directors the right to purchase stock at a set price.  The Company has stock plans for directors and for officers and certain key employees.

Restricted Stock Awards

The Company may award shares of restricted stock to eligible employees and non-employee directors of the Company at no cost, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights during the restriction period.  Such shares and rights are subject to forfeiture if certain employment conditions are not met.  During the restriction period, recipients of the shares are entitled to dividend equivalents on such shares, providing that such shares are not forfeited.  Dividends are accumulated and paid out at the end of the restriction period.  During 2007, 2006 and 2005 we granted 41,270, 103,348 and 31,360 shares, respectively, of restricted stock to eligible employees.  Restrictions on the stock lapse between 2007 through 2011.  Through June 30, 2007, restrictions on 161,340 shares have lapsed.  For the years ended June 30, 2007, 2006 and 2005, $1.3 million, $1.7 million and $634,000, respectively, was recognized as compensation expense related to restricted stock awards.

A summary of stock options and restricted stock awards issued under the above plans is as follows:

Weighted

Number

Average

Aggregate

of

Exercise

Intrinsic Value

Year Ended June 30

Shares

Price

($000)

Outstanding, July 1, 2004

505,748

$20.33

$3,707

Granted

36,260

--

Exercised

(114,712)

20.26

Canceled

  (50,250)

   23.23

Outstanding, June 30, 2005

377,046

$17.86

$4,027

Granted

73,957

--

Exercised

(176,766)

20.05

Canceled

  (33,700)

  24.81

Outstanding, June 30, 2006

 240,537

 $  9.57

$5,004

Granted

41,270

--

Exercised

(86,960)

12.21

Canceled

  (11,100)

  18.18

Outstanding, June 30, 2007

 183,747

$  6.13

$4,116

At June 30, 2007 and 2006, there were 31,310 and 57,210 options exercisable at weighted average prices of $23.80 and $23.70, respectively.

The following table sets forth information regarding options and restricted stock awards outstanding at June 30, 2007:

Weighted

Average

Weighted

Weighted

Exercise

Average

Average

Number

Prices

Number

Range of

Exercise

Remaining

Currently

for Currently

of Options

Exercise Prices

Price

Life (Years)

Exercisable

Exercisable

137,737

$       --  --

$      --

$       --

1

--

$       --

28,080

$18.85   --

$19.90

$19.77

5

13,380

$19.62

14,740

$21.45   --

$28.38

$25.92

2

14,740

$25.92

    3,190

$28.38   --

$31.56

$31.56

1

  3,190

$31.56

183,747

$ 0.00    --

$31.56

$  5.10

2

31,310

$23.80

The fair value of awards on the grant date was measured using the Black-Scholes option-pricing model.  Restricted stock awards granted during 2007, 2006 and 2005 had a weighted average grant date fair value of $28.05, $28.05 and $24.46, respectively.  The total intrinsic value of options exercised during the years ended June 30, 2007, 2006 and 2005 was $1.4 million, $1.6 million and $1.1 million, respectively.  The fair value of options and awards on the grant date were measured using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model are as follows:

Year Ended June 30

2007

2006

2005

Range of risk-free interest rates

4.59 – 4.77%

3.88% to 4.41%

2.80% to 3.31%

Range of expected

life of option grants (in years)

3

0-3

3

Expected volatility of underlying stock

32.0%

31.0%

31.0%

Expected quarterly dividends (per share)

$0.21

$0.21

$0.21

As of June 30, 2007, there was $2.0 million of unrecognized compensation costs related to stock options and awards expected to be recognized over a weighted-average period of 1.4 years.

Executive Compensation Program

The Company operates a compensation program for key employees.  The plan contains both an annual component as well as long-term component.  Under the annual component, participants are required to defer 20% (and may elect to defer up to 50%) of their annual incentive compensation in restricted stock which is purchased at a discount to the market.  Additionally, non-employee directors of the Company may defer a portion of their director’s fees in restricted stock units which is purchased at a discount to the market.  During the restriction period, recipients of the shares are entitled to dividend equivalents on such units, providing that such shares are not forfeited.  Dividend equivalents are accumulated and paid out at the end of the restriction period.  The restrictions on the units expire after three years.  At June 30, 2007 and 2006, respectively, 69,649 and 61,008 shares of restricted stock units are outstanding and subject to restrictions that lapse between 2007 and 2009.  The compensation expense associated with this incentive program is charged to income over the restriction period.  The Company recorded compensation expense related to this program of $291,000, $45,000 and $80,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

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

The following activity has occurred under the performance share awards:

	June 30,	June 30,	June 30,
	2007	2006	2005
Beginning balance	190,500	103,000	134,800
Granted	39,300	119,291	48,500
Vested	(53,467)	(29,391)	--
Cancelled	(51,333)	(2,400)	(80,300)
Ending balance	125,000	190,500	103,000
Weighted-average grant date fair value	$ 26.95	$ 26.24	$ 25.34

Compensation expense associated with the PSU’s is recorded to expense as the achievement of future performance objectives appears probable based on the fair market value at the date of grant.  Recipients of the PSU’s do not receive dividend rights until such time as the shares have been issued.  For the year ended June 30, 2007, we determined that the performance goals for all outstanding PSU’s would not be achieved.  We reversed any previously recognized compensation expense associated with the awards totaling $2.5 million in fiscal 2007.  We determined that the awards which vested on June 30, 2007 would not reach probability in our second quarter, resulting in a $1.5 million adjustment.  The performance criteria for the remaining awards were deemed not probable in our fourth quarter, resulting in a $1.0 million adjustment in that period.  For the year ended June 30, 2006 and 2005, $1.7 million and $1.3 million, respectively, was recognized as compensation expense.  As of June 30, 2007, there was no unrecognized compensation costs related to nonvested performance share units.

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

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan that allows employees to purchase shares of common stock of the Company at a discount from the market each quarter.  Effective July 1, 2005, the administrative committee under the plan approved a change to the common stock purchase discount and approved the elimination of the related look back period.  As a result, beginning in fiscal 2006, shares of our stock may purchased by employees quarterly at 95% of the fair market value on the last day of each quarter.  Prior to July 1, 2005, employees could purchase our stock at 85% of the lower of the market value at the beginning or the end of each quarter.  Shares of stock reserved for the plan were 30,452 at June 30, 2007.  Shares purchased under this plan aggregated 23,878, 30,377 and 50,943; in 2007, 2006 and 2005, respectively at an average price of $25.91, $27.30 and $22.01, respectively.

Rights Plan

The Company has a Shareholder Rights Plan for which purchase rights have been distributed as a dividend at the rate of one right for each share of common stock held.  The rights may be exercised only if an entity has acquired beneficial ownership of 15% or more of our common stock, or announces an offer to acquire 15% or more of the Company.

Acquisitions

In January 2007, we completed two acquisitions in furtherance of our strategy of growth in our Food Service Equipment segment and to expand our product offerings in that business.  We acquired substantially all the assets of American Foodservice Company (“AFS”), an equipment manufacturer with expertise in stainless steel fabrication, millwork and solid surface stonework.  With annual sales of approximately $24.7 million, AFS will enable us to capture demand for high-end, custom-fabricated foodservice equipment across a spectrum of new cafeteria and commissary applications in markets including corporate headquarters, healthcare facilities and hospitals, colleges and universities, and casinos and hotels.

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

Both acquisitions will be integrated into the Food Service Equipment segment.  The following represents the purchase price allocation.  The total purchase price for the two acquisitions was $94.9 million, net of cash acquired.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisitions (in thousands):

Assets:
Current assets (inventories and receivables)	$ 28,481
Property, plant and equipment	26,193

Intangibles and other assets	26,230
Goodwill	46,318
Total assets acquired	$127,222

Liabilities:
Current liabilities	$ 14,929
Long term liabilities	863
Deferred tax liabilities	16,489
Total liabilities assumed	32,281
Purchase price	$ 94,941

Of the $26.2 million of acquired intangible assets, $14.9 million was assigned to customer relationships with an average useful life of 15 years; $10.3 million was assigned to trademarks with indefinite lives; and $407,000 was allocated to noncompetition agreements with an average estimated useful life of 2 years.  The $46.3 million in goodwill was assigned to Food Service Equipment Group.  The total amount of the goodwill recognized will not be deductible for tax purposes.  The results of operations of AAI and AFS have been included in the consolidated statement of income from the dates of the acquisitions.  Had the acquisitions been completed as of the beginning of our fiscal year, our consolidated results from operations would have been as follows (in thousands):

	Year Ended June 30
(UNAUDITED)	2007	2006
Net sales	$671,034	$633,758
Income from operations	$ 33,189	$ 41,156

Earnings per share:
Basic	$1.89	$1.92
Diluted	$1.87	$1.87

During the quarter ended December 31, 2005, we completed two acquisitions.  Substantially all the assets of Three Star Manufacturing, Inc. (dba Kool Star) (“Kool Star”) were purchased in an all cash transaction.  Kool Star, with estimated annual sales of $9.0 million, is a manufacturer of walk-in cold storage units serving primarily the West Coast and southwest portions of the United States.  This bolt-on acquisition expanded our refrigerated walk-in cooler and freezer product line by providing improved access to the southwestern U.S. market where our presence has not been strong.  Immediately after completion of the acquisition, we closed the manufacturing facility in California and relocated the manufacturing assets to our Mexico manufacturing facility.  Kool Star has been integrated into the Food Service Equipment Segment.

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

Discontinued Operations, Restructurings, Asset Impairments and Dispositions

Discontinued Operations

In March 2006, we entered into a plan to dispose of certain assets of our USECO product lines.  USECO, which was part of our Food Service Equipment Group, manufactures and sells rethermalization systems for meal deliveries to institutions, including governmental institutions, and under sink food disposals.  We have determined that the product lines of USECO do not strategically fit with the other products offered by the Food Service Equipment Group.  We also determined that the markets that this business serves are not growing.  During fiscal 2006, we recognized a loss of $1.6 million, consisting of the write down of the carrying cost of inventory in connection with the plan to sell the businesses.  During the second quarter of fiscal 2007, we were able to complete the sale of the under-sink food disposals product line resulting in a gain on the sale of a portion of USECO business of approximately $541,000 offset by losses from the USECO operations.  In the third quarter we determined that the remaining USECO rethermalization systems business could not be sold.  We shutdown the operations, accelerating the depreciation expense on the remaining manufacturing equipment and ceasing the manufacturing operations.  Any inventory remaining was analyzed and, where usable and transferable to our other businesses, was transferred to current operations.  The remaining inventory was previously fully reserved for.  In connection with the shutdown, we retained the warranty risk for previously sold units.  We have analyzed those needs and believe that the current recorded balance of $293,000 is sufficient to cover future costs to support warranty claims.

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

In August 2006, we sold substantially all the assets of the Berean Christian Stores business in an all cash deal resulting in the recognition of a pre-tax gain of $200,000.  In connection with Berean, we were party under a number of operating leases for existing stores and one closed store.  The store leases in this transaction were assigned to the purchaser of the business for the remaining initial terms of the lease at the stated lease costs.  At June 30, 2007, we have a liability of $220,000 representing the difference between the expected sub-lease rental income and the rental costs for a store closed in connection with this sale.  The Company and the buyer have agreed that the buyer will have no rights under the leases to exercise any options to extend.  The Company is therefore the guarantor under the operating leases until the expiration of the initial term.  The Company’s aggregate obligation under the leases would equal approximately $14.8 million.

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

Reporting periods have been restated to reflect the discontinued operations discussed above.  Earnings (losses) from discontinued operations include the following results for the years ended June 30:

(In thousands)

2007

2006

2005

Net sales

$4,589

$93,649

$111,212

Income from discontinued operations

(1,778)

2,848

5,433

(Benefit)/Provision for income taxes

684

(926)

(2,018)

Gains (losses) from disposal, net of taxes $(4,014), $(934), $177

6,411

1,939

(247)

Change in loss contingencies, net of tax benefit $0, $286, $0

--

(594)

--

Write-down in carrying value of USECO inventory, net of tax benefit $0, $510, $0

         --

   (1,059)

          --

Total net earnings from discontinued operations

$ 5,317

$  2,208

$ 3,168

The major classes of discontinued assets and liabilities included in the consolidated balance sheets are as follows:

(In thousands)

2007

2006

Assets:

Accounts receivable, net

$   --

$  6,512

Inventories

--

15,968

Prepaid expenses and other current assets

   --

   1,559

Total current assets

   --

 24,039

Property, plant and equipment, net

--

3,593

Other non-current assets

--

495

Goodwill

    --

     1,571

Total non-current assets

    --

    5,659

Total assets of discontinued operations

$   --

$29,698

Liabilities:

Accounts payable

$   --

$  8,208

Accrued liabilities

 821

   2,523

Total current liabilities

821

10,731

Non-current liabilities

     --

       506

Total liabilities of discontinued operations

$821

$11,237

Restructuring

During fiscal 2007, we shutdown one U.S. location in our Engineered Products Group and consolidated that business into one of our existing locations.  In the fourth quarter of fiscal 2005 and continuing into fiscal 2006, we shutdown two operations in the U.S., one within the Food Service Equipment Group and the other within the ADP Group.  The manufacturing activities associated with these locations were relocated to the new facility in Mexico.  The restructuring costs incurred were primarily associated with the closure and relocation of these businesses.  During the fiscal 2005, we incurred restructuring and impairment costs of approximately $2.7 million.  Of this amount, approximately $1.9 million was associated with the closure of a plant in the ADP Group, while the remainder was largely associated with the consolidation of the Rochester, New York facility of the Engraving Group.  In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," these charges are recorded generally when a liability is incurred or a severance plan is initiated.  A summary of the charges is as follows (in thousands):

Year Ended June 30, 2007

Involuntary

Employee

Severance

and Benefit

Shutdown

Costs

Costs

Total

Expense

  Cash expended

$   65

$221

$286

  Accrual/non-cash

      --

    --

     --

    Total expense

$   65

$221

$286

Year Ended June 30, 2006

Involuntary

Employee

Severance

and Benefit

Shutdown

Costs

Costs

Total

Expense

  Cash expended

$  267

$558

$825

  Accrual/non-cash

   105

     --

  105

    Total expense

$  372

$558

$930

Year Ended June 30, 2005

Involuntary

Employee

Severance

and Benefit

Asset

Shutdown

Costs

Impairment

Costs

Total

Expense

  Cash expended

$   764

$       --

$335

$1,099

  Accrual/non-cash

    301

  1,268

     --

  1,569

    Total expense

$1,065

$1,268

$335

$2,668

The restructuring costs related to the following segments:

Year Ended June 30,

2007

2006

2005

Food Service Equipment

$     --

$ 492

$148

Air Distribution Products

--

233

1,869

Engraving

--

28

791

Engineered Products

    286

  177

    (140)

Total expense

$  286

$930

$2,668

Year Ended June 30,

2007

2006

Accrued Balances

  Balance at beginning of year

$   105

$   301

  Payments

(391)

(1,014)

  Additional accrual

    286

     818

  Balance at end of year

$      --

$   105

As of June 30, 2007, we had no accruals for asset impairments and shutdown costs associated with the restructuring program.

Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for the years ended June 30, 2007 and 2006 are as follows:

Year Ended June 30

2007

(in thousands, except per share data)

First

Second

Third

Fourth

Net sales

$149,490

$139,268

$160,663

$171,790

Gross profit margin

43,057

38,469

43,440

47,838

Income from continuing operations

5,989

4,770

1,855

3,311

EARNINGS PER SHARE

Basic

0.49

0.39

0.15

0.27

Diluted

0.48

0.39

0.15

0.26

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

0.38

0.47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Standex International Corporation

Salem, New Hampshire

We have audited the accompanying consolidated balance sheets of Standex International Corporation and subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on those financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Standex International Corporation and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 11, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

September 11, 2007

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A.  CONTROLS AND PROCEDURES

The management of the Company including Roger L. Fix, as Chief Executive Officer, and Christian Storch, as Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Under the rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those “controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports issued or submitted by it under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.”  Based on the evaluation of the Company’s disclosure controls and procedures, it was determined that as of June 30, 2007, such controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the last quarter of our fiscal year (ended June 30, 2007) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

The Company has excluded from management’s assessment the Company’s internal control over financial reporting at Associated American Industries, Inc (referred to in this Form 10-K as “APW Wyott”) and the Company’s internal control over financial reporting at American Food Service Company (referred to in this Form 10-K as “AFS”) which were acquired on January 9, 2007 and January 1, 2007 respectively.  The financial statements of APW Wyott reflect total assets and revenues constituting 11.2% (excluding goodwill and intangibles) and 6.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2007.  The financial statements of AFS reflect total assets and revenues constituting 2.8% (excluding goodwill and intangibles) and 1.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2007.

Based on the Company’s processes, as described above, management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of June 30, 2007 to provide reasonable assurance of achieving its objectives.  These results were reviewed with the Audit Committee of the Board of Directors.  Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on the Company’s assessment of internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Standex International Corporation

Salem, New Hampshire

We have audited management’s assessment, included in the accompanying management’s annual report on internal control over financial reporting, that Standex International Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in management’s annual report on internal control over financial reporting, management excluded from its assessment the internal control over financial reporting at Associated American Industries and American Foodservice Company, Inc., which were acquired on January 9, 2007 and January 1, 2007, respectively, and whose financial statements constitute 11.2 percent and 2.8 percent of net and total assets, respectively, 6.2 percent of revenues, and 1.9 percent of net income of the consolidated financial statements amounts as of and for the year ended June 30, 2007.  Accordingly, out audit did not include the internal control over financial reporting at Associated American Industries, Inc. and American Foodservice.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2007 of the Company and our report dated September 11, 2007 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).”

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

September 11, 2007

ITEM 9B.  OTHER INFORMATION

Not Applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company will file with the Securities and Exchange Commission (“SEC”) a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended June 30, 2007 (the “Proxy Statement”).  The information required by this item and not provided in Part 1 of this report under Item 4 “Executive Officers of Standex” is incorporated by reference from the Proxy Statement under the captions “Election of Directors,” “Stock Ownership in the Company,” “Other Information Concerning the Company, Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.  Information regarding the process for identifying and evaluating candidates for director are set forth and incorporated in reference to the information in the Proxy Statement under the caption “Corporate Governance/Nominating Committee Report.”

Information regarding the Audit Committee Financial Expert and the identification of the Audit Committee is incorporated by reference to the information in the Proxy Statement under the caption “Other Information Concerning the Company Board of Directors and its Committee, Audit Committee.”  The Audit Committee is established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference from the Proxy Statement under the captions  “Summary Compensation Table”, “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,”  “Directors’ Compensation” and “Other Information Concerning the Company Board of Directors and Its Committees.”

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

The Equity Compensation Plan table below presents information regarding the Company’s equity based compensation plans at June 30, 2007.

	(A)	(B)	(C)
Number of Securities
Remaining Available
	Number of Securities	Weighted-Average	For Future Issuance
	To Be Issued Upon	Exercise Price Of	Under Equity
	Exercise Of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants And Rights	And Rights	reflected in Column (A))

Equity compensation plans approved by
stockholders	378,396	$6.81	317,762

Equity compensation plans not approved
by stockholders	--	--	--

Total	378,396	$6.81	317,762

The Company has two equity compensation plans, approved by stockholders, under which equity securities of the Company have been authorized for issuance to employees and non-employee directors.  These plans are further described in the “Notes to Consolidated Financial Statements” under the heading “Stock Based Compensation and Purchase Plans.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated by reference in the Proxy Statement under the caption “Certain Relationships and Related Transactions.”

Information regarding director independence is incorporated by reference in the Proxy Statement under the caption “Election of Directors - Determination of Independence.”

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements
Financial Statements covered by the Report of Independent Registered Public Accounting Firm
	(A)	Consolidated Statements of Income for the fiscal years ended June 30, 2007, 2006 and 2005
	(B)	Consolidated Balance Sheets as of June 30, 2007 and 2006
	(C)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2007, 2006 and 2005
	(D)	Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2007, 2006 and 2005
	(E)	Notes to Consolidated Financial Statements
(2)	Financial Statements Schedule
The following financial statement schedule is included as required by Item 8 to this report on Form 10-K
Schedule II – Valuation and Qualifying Accounts is included in the Notes to Consolidated Financial Statements
All other schedules are not required and have been omitted
(3)	Exhibits

Incorporated
Exhibit			by Reference		Filed
Number		Exhibit Description	Form	Date	Herewith
(b) 3.	(i)	Restated Certificate of Incorporation of Standex, dated October 27, 1998 filed as Exhibit 3(i).	10-Q	12/31/1998
	(ii)	By-Laws of Standex, as amended, and restated on October 28, 2003 filed as Exhibit 3(i).	10-Q	12/31/2003
4.	(a)

Agreement of the Company, dated September 15, 1981, to furnish a copy of any instrument with respect to certain other long-term debt to the Securities and Exchange Commission upon its request filed as Exhibit 4.

			10-K	6/30/1981
10.	(a)	Employment Agreement dated May 1, 2000, between the Company and Deborah A. Rosen filed as Exhibit 10(d). An Amendment to the Employment Agreement dated January 30, 2002 filed as Exhibit 10(iii).*	10-K 10-Q	6/30/2000 3/31/2002
	(b)	Employment Agreement dated September 1, 2001 between the Company and Christian Storch filed as Exhibit 10.*	10-Q	9/30/2001
	(c)	Standex International Corporation 1998 Long-Term Incentive Plan, effective October 27, 1998 filed as Exhibit 10.*	10-Q	12/31/1998
(d)

Employment Agreement dated April 1, 2003 between the Company and Roger L. Fix, which supersedes and replaces the Employment Agreement between the parties dated December 1, 2001, is filed as Exhibit 10(s).*

			10-K	6/30/2003
	(e)	Standex International Corporation Stock Option Loan Plan, effective January 1, 1985, as amended and restated on January 26, 1994 filed as Exhibit 10(h).*	10-K	6/30/1994
	(f)	Standex International Corporation Executive Security Program, as amended and restated on January 31, 2001 filed as Exhibit 10(a).*	10-Q	3/31/2001
	(g)	Standex International Corporation Executive Life Insurance Plan effective April 27, 1994 and as amended and restated on April 25, 2001 filed as Exhibit 10(k).*	10-K	6/30/2001
	(h)	Standex International Corporation 1994 Stock Option Plan effective July 27, 1994 filed as Exhibit 10(m).*	10-K	6/30/1994
	(i)	Standex International Corporation Supplemental Retirement Plan adopted April 26, 1995 and amended on July 26, 1995 filed as Exhibit 10(n).*	10-K	6/30/1995
	(j)	Standex International Corporation Key Employee Share Option Plan dated June 27, 2002 filed as Exhibit 10(p).*	10-K	6/30/2003
	(k)	Consulting Agreement dated December 31, 2002 between the Company and Edward J. Trainor filed as Exhibit 10(a).*	10-Q	12/31/2002

Incorporated
Exhibit			by Reference		Filed
Number		Exhibit Description	Form	Date	Herewith
	(l)	Employment Agreement dated August 29, 2005 between the Company and Duane Stockburger filed as Exhibit 99.*	8-K	8/29/2005
	(m)	Executive Officer long term and annual incentive awards filed as Item 1.01.*	8-K	8/31/2005
	(n)	Employment Agreement dated August 29, 2005 between the Company and Duane Stockburger filed as Exhibit 99.*	8-K	8/29/2005
	(o)	Annual and long term incentive awards to the Named Executive Officers of the Company under the 1998 Long Term Incentive Plan of the Company granted on August 30, 2005 filed as Item 1.01.*	8-K	8/31/2005
	(p)	Standex International Corporation Amended and Restated 1998 Long Term Incentive Plan filed as Exhibit 10.1.*	8-K	10/31/2005

	(q)	Restricted Stock Unit Award granted to Roger L. Fix dated January 25, 2006 filed as Item 1.01.*	8-K	1/27/2006
	(r)	Restricted Stock Award granted to Christian Storch dated January 25, 2006 filed as Item 1.01.*	8-K	1/27/2006
(s)

Credit Agreement dated December 31, 2005 between the Company and co-lead arrangers KeyBank National Association and Banc of America Securities LLC and other lending institutions for a five-year revolving senior credit facility filed as Exhibit 10.

			10-Q	12/31/2005
(t)

Grant of annual performance awards consisting of target incentives for fiscal year 2007 to Named Executive Officers of the Company under the 1998 Long Term Incentive Plan of the Company granted on August 30, 2006 filed as Item 1.01.*

			8-K	9/2/2006
(u)

Grant of long term performance awards and stock awards to Named Executive Officers of the Company under the 1998 Long Term Incentive Plan of the Company granted on September 11, 2006 filed as Item 1.01.*

			8-K	9/15/2006
	(v)	Amendment to Directors’ Compensation Program for members of the Board of Directors of the Company filed as Item 1.01.*	8-K	11/2/2006
(w)

Stock Purchase Agreement dated January 9, 2007 among the Company and the shareholders of Associated American Industries, Inc. for the acquisition by the Company of all of the outstanding shares of stock of AAI filed as Items 1.01, 2.01 and 9.01.

			8-K	1/11/2007
	(x)	Consulting Agreement between the Company and Duane Stockburger effective July 1, 2007 filed as Item 5.02.*	8-K	7/5/2007
(y)

Grant of annual performance share units consisting of target incentives for fiscal year 2008 to Named Executive Officers of the Company under the 1998 Long Term Incentive Plan of the Company granted on August 28, 2007 filed as Item 5.02(e).*

			8-K	8/28/2007
14.		Code of Ethics for Chief Executive Officer and Senior Financial Officers is incorporated by reference as Exhibit 14.	10-K	6/30/2005
21.		Subsidiaries of Standex			X
23.		Consent of Independent Registered Public Accounting Firm			X
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 11, 2007.

STANDEX INTERNATIONAL CORPORATION

(Registrant)

/s/ ROGER L. FIX

Roger L. Fix

President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on September 11, 2007:

Signature

Title

/s/ ROGER L. FIX

President/Chief Executive Officer

Roger L. Fix

/s/ CHRISTIAN STORCH

Vice President/Chief Financial Officer

Christian Storch

/s/ CHRISTIAN STORCH

Chief Accounting Officer

Christian Storch

Roger L. Fix, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on September 11, 2007 as attorney-in-fact for the following directors of the Registrant:

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

The Company will furnish its 2007 Annual Report, its Proxy Statement and proxy materials to security holders subsequent to the filing of the annual report on this Form.  Copies of such material shall be furnished to the Commission when they are sent to security holders.

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