Form 10-Q
period 2007-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 2007-11-07
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007	Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	31-0596149
(State of incorporation)	(IRS Employer Identification No.)

6 MANOR PARKWAY, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Registrant's Common Stock outstanding on October 30, 2007 was 12,497,237.

STANDEX INTERNATIONAL CORPORATION

INDEX

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Unaudited Condensed Consolidated Balance Sheets for

September 30, 2007 and June 30, 2007

2

Unaudited Condensed Consolidated Statements of Income for the

Three Months Ended September 30, 2007 and 2006

3

Unaudited Condensed Consolidated Statements of Cash Flows for the

Three Months Ended September 30, 2007 and 2006

4

Notes to Unaudited Condensed Consolidated Financial Statements

5

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

12

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

20

Item 4.

Controls and Procedures

21

PART II.

OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

22

Item 6.

Exhibits

22

PART I. FINANCIAL INFORMATION

ITEM 1.

STANDEX INTERNATIONAL CORPORATION

Unaudited Condensed Consolidated Balance Sheets

	September 30,	June 30,
(In thousands)	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$ 26,259	$ 24,057
Accounts receivable	106,097	106,116
Inventories	93,985	91,301
Prepaid expenses and other current assets	5,195	3,762
Deferred tax asset	12,592	11,093
Total current assets	244,128	236,329
Property, plant and equipment	117,569	122,315
Goodwill	120,104	118,911
Intangible assets	30,024	31,228
Prepaid pension cost	13,094	8,256
Other non-current assets	23,536	22,861
Total non-current assets	304,327	303,571
Total assets	$ 548,455	$ 539,900

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 3,665	$ 4,162
Accounts payable	70,749	65,977
Accrued expenses	49,374	49,370
Current liabilities - discontinued operations	819	821
Total current liabilities	124,607	120,330
Long-term debt - less current portion	151,157	164,158
Accrued pension and other non-current liabilities	50,835	50,981
Total non-current liabilities	201,992	215,139
Stockholders' equity:
Common stock	41,976	41,976
Additional paid-in capital	25,685	25,268
Retained earnings	428,591	426,171
Accumulated other comprehensive loss	(12,219)	(26,533)
Treasury shares	(262,177)	(262,451)
Total stockholders' equity	221,856	204,431
Total liabilities and stockholders' equity	$ 548,455	$ 539,900
See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended September 30,

(In thousands, except per share data)	2007	2006

Net sales	$ 175,520	$ 149,490
Cost of sales	125,925	106,433
Gross profit	49,595	43,057
Selling, general and administrative expenses	38,829	33,878
Other operating income	(80)	(1,113)
Restructuring costs	-	106
Total operating expenses	38,749	32,871
Income from operations	10,846	10,186
Interest expense	(2,675)	(1,822)
Other non-operating income	153	781
Income from continuing operations before income taxes	8,324	9,145
Provision for income taxes	3,008	3,156
Income from continuing operations	5,316	5,989
Income from discontinued operations, net of income taxes	605	6,142
Net income	$ 5,921	$ 12,131
Basic earnings per share:
Continuing operations	$ 0.43	$ 0.49
Discontinued operations	0.05	0.50
Total	$ 0.48	$ 0.99
Diluted earnings per share:
Continuing operations	$ 0.43	$ 0.48
Discontinued operations	0.05	0.50
Total	$ 0.48	$ 0.98
Cash dividends per share	$ 0.21	$ 0.21
See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended September 30,

(In thousands)	2007	2006
Cash flows from operating activities
Net income	$ 5,921	$ 12,131
Income from discontinued operations	605	6,142
Income from continuing operations	5,316	5,989
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	4,248	3,255
Stock-based compensation	405	701
Gain from sale of investments, real estate and equipment	(80)	(1,113)
Net changes in operating assets and liabilities	3,358	(8,981)
Net cash provided by (used in) operating activities -
continuing operations	13,247	(149)
Net cash (used in) operating activities -
discontinued operations	(2)	(5,801)
Net cash provided by (used in) operating activities	13,245	(5,950)
Cash flows from investing activities
Expenditures for property, plant and equipment	(2,730)	(2,170)
Proceeds from sale-leaseback transaction	7,239	-
Proceeds from sale of investments, real estate and equipment	142	1,315
Net cash provided by (used in) investing activities -
continuing operations	4,651	(855)
Net cash provided by investing activities -
discontinued operations	1,574	29,864
Net cash provided by investing activities	6,225	29,009
Cash flows from financing activities
Payments of debt	(13,498)	(22,083)
Stock issued under employee stock option and purchase plans	527	1,776
Stock repurchased under employee stock option and purchase plans	(252)	(1,862)
Debt issuance costs	(281)	-
Cash dividend paid	(2,573)	(2,562)
Net cash (used in) financing activities -
continuing operations	(16,077)	(24,731)
Net cash (used in) financing activities	(16,077)	(24,731)
Effect of exchange rate changes on cash and cash equivalents	(1,191)	(70)
Net change in cash and cash equivalents	2,202	(1,742)
Cash and cash equivalents at beginning of year	24,057	32,590
Cash and cash equivalents at end of period	$ 26,259	$ 30,848

Cash paid during the period for:
Interest	$ 2,402	$ 916
Income taxes	$ 592	$ 3,505
See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations and comprehensive income for the three months ended September 30, 2007 and 2006, the cash flows for the three months ended September 30, 2007 and 2006 and the financial position of the Company at September 30, 2007.  The interim results are not necessarily indicative of results for a full year.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2007.  The condensed consolidated balance sheet at June 30, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2007.

2)

Inventories

Inventories are comprised of the following (in thousands):

	September 30,	June 30,
	2007	2007
Raw materials	$ 44,974	$ 44,073
Work in process	24,512	23,112
Finished goods	24,499	24,116
Total	$ 93,985	$ 91,301

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of income and were $7.4 million and $6.9 million for the three months ended September 30, 2007 and 2006, respectively.

3)

Goodwill

Changes to goodwill during the three months ended September 30, 2007 were as follows (in thousands):

	Food Service Equipment Group	Air Distribution Products Group	Engraving Group	Engineered Products Group	Total
Balance at June 30, 2007	$ 63,235	$ 14,934	$ 18,987	$ 21,755	$ 118,911
Translation adjustment	2	-	113	1,078	1,193
Balance at September 30, 2007	$ 63,237	$ 14,934	$ 19,100	$ 22,833	$ 120,104

4)

Intangible Assets

Changes to intangible assets during the three months ended September 30, 2007 were as follows (in thousands):

	Customer Relationships	Trademarks	Other	Total
Balance at June 30, 2007	$ 17,224	$ 12,095	$ 1,909	$ 31,228
Amortization expense	(943)	-	(264)	(1,207)
Translation adjustment	3	-	-	3
Balance at September 30, 2007	$ 16,284	$ 12,095	$ 1,645	$ 30,024

Accumulated Amortization Expense	$ 4,104	$ -	$ 4,522	$ 8,626

Amortization expense for the three months ended September 30, 2007 and 2006 was $1.2 million and $543,000, respectively.

5)

Debt

As of September 11, 2007, the Company and its lenders executed two amendments to the $150 million unsecured revolving credit facility (the “facility”) which extended the maturity date to September 11, 2012 and modified certain financial covenants to reflect the recent acquisitions.  In connection with the amendment, the Company incurred approximately $231,000 of arrangement fees and related costs which have been deferred and are being amortized over the expected term of the facility.  After giving effect to the extended maturity date, the Company’s debt is due as follows at September 30, 2007 (in thousands):

Fiscal Year
2008	$ 3,665
2009	28,571
2010	3,571
2011	3,571
2012	3,571
Thereafter	111,873
$154,822

The Company also executed an amendment as of September 11, 2007 to the note purchase agreements with the institutional investors which modified certain financial covenants to reflect the recent acquisitions.  In connection with the amendment, the Company incurred approximately $50,000 of arrangement fees and related costs.  The arrangement fees have been deferred and are being amortized over the remaining lives of the notes.

6)

Sale - Leaseback

On September 24, 2007, Standex Air Distribution Products, Inc. (ADP), a subsidiary of the Company, sold certain real property consisting of land and improvements, including a manufacturing facility. In conjunction with the sale, ADP executed a lease for a major portion of the property, including the manufacturing facility which ADP actively utilizes in its business.  The lease has an initial term of ten (10) years with an option to renew for two (2) consecutive additional five-year options to renew.  The net proceeds from the sale, after transaction and other related costs, were $7.2 million resulting in a gain of approximately $2.0 million.  Under the provisions of sale-leaseback accounting, the transaction was considered a normal leaseback, therefore the realized gain was deferred and is being recognized in proportion to the lease payments charged to expense over the initial 10-year lease term.

In connection with the sale-leaseback, the Company executed a guarantee of ADP’s indebtedness under the lease up to a maximum sum of $2 million. The minimum annual lease payments are approximately: fiscal 2008, $458,000; fiscal 2009, $550,000; fiscal 2010, $550,000; fiscal 2011, $550,000; fiscal 2012, $550,000; and thereafter through fiscal 2017, $2,945,000.

7)

Retirement Benefits

The Company adopted FASB No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- an amendment of FASB Statements No. 87, 88, 106 and 123(R) (SFAS 158), on June 30, 2007. SFAS 158 requires the Company to change its measurement date to June 30, effective for the fiscal year ended June 30, 2009 with early adoption encouraged.  The Company adopted this part of the standard effective July 1, 2007 using the transition guidance of SFAS 158.

The effect of adopting the change in measurement date provisions of SFAS 158 as of July 1, 2007 was as follows:

	Before Application		After Application
	of SFAS 158		of SFAS 158
	Measurment	Effect of	Measurment
(In thousands)	Date Provision	Adoption	Date Provision

Prepaid pensions asset	$ 8,256	$ 5,041	$ 13,297
Non-current liability for post-retirement			-
benefits	19,463	(10,926)	8,537
Deferred tax assets	23,694	(5,838)	17,856
Accumulated other comprehensive income			-
(loss)	41,218	(11,056)	30,162
Retained earnings	426,171	(927)	425,244
Total stockholders' equity	204,431	10,129	214,560

Net Periodic Benefit Cost for the three months ended September 30, 2007 and 2006 included the following components:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006

Service cost	$ 788	$ 1,101	$ 41	$ 45
Interest cost	3,076	3,065	506	458
Expected return on plan assets	(4,193)	(4,067)	(508)	(375)
Recognized net actuarial loss	549	1,011	163	7
Amortization of prior service cost	49	43	(15)	217
Amortization of transition
obligation (asset)	1	1	-	-
Curtailment	-	334	-	-
Net periodic benefit cost	$ 270	$ 1,488	$ 187	$ 352

	Other Post-Retirement Benefits
	U.S. Plans
	Three Months Ended
	September 30,
(In thousands)	2007	2006

Service cost	$ 3	$ 6
Interest cost	31	32
Expected return on plan assets	-	-
Recognized net actuarial loss	(23)	(14)
Amortization of prior service cost	-	-
Amortization of transition obligation (asset)	56	56
Curtailment	-	-
Net periodic benefit cost	$ 67	$ 80

8)

Income Taxes

The Company's effective tax rate for the three months ended September 30, 2007 was 36.1% compared with 34.5% for same period last year.  The higher effective tax rate is primarily due to the impact of a decrease in the statutory tax rate in Germany on deferred tax assets recorded in prior periods.

The Company has adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of July 1, 2007.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, by prescribing the minimum recognition threshold and measurement attribute a tax position taken or expected to be taken on a tax return is required to meet before being recognized in the financial statements.  As a result of the implementation of FIN 48, the Company did not recognize any change in its liability for unrecognized tax benefits.

At the adoption date of July 1, 2007 the total amount of gross unrecognized tax benefits was approximately $3,277,000.  If these benefits were recognized in a future period, the entire amount of unrecognized tax benefit would impact the Company’s effective tax rate.  The total amount of gross unrecognized tax benefits at September 30, 2007 was approximately $3,728,000.  The increase is primarily attributable to tax positions taken in the current year.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as the income tax of multiple state and non-U.S. jurisdictions.  The Company's U.S. tax returns for the years ended June 30, 2004 and June 30, 2005 are currently under audit with the IRS.  At this time, the Company does not know when the audit will be completed.  The final outcome of the examination is not yet determinable; however, we do not expect that any adjustments as a result of the examination would have a material effect on our financial position.

Within the next twelve months, the statute of limitations will close in various U.S., state and non-U.S. jurisdictions.  As a result, it is reasonably expected that net unrecognized tax benefits from these various jurisdictions would be recognized within the next twelve months.  The recognition of these tax benefits is not expected to have a material impact to the Company's financial statements.  The Company does not reasonably expect any other significant changes in the next twelve months.  The following tax years, in the major tax jurisdictions noted, are open for assessment or refund:

Years Ending
Country	June 30,
United States	2004 to 2007
Canada	2003 to 2007
Ireland	2003 to 2007
Portugal	2003 to 2007
United Kingdom	2006 to 2007

The Company’s policy is to include interest expense and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of income.  At the date of adoption and at September 30, 2007, the Company has approximately $447,000 and $508,000, respectively, accrued for interest expense on unrecognized tax benefits.

9)

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended September 30,

	2007	2006
Basic - Average shares outstanding	12,256	12,217
Effect of dilutive securities - Stock options and
unvested stock awards	183	219
Diluted - Average shares outstanding	12,439	12,436

Income available to common stockholders is the same for computing both basic and diluted earnings per share.  Options to purchase 12,400 and 3,470 shares of common stock were not included in the computation of diluted earnings per share for the three months ended September 30, 2007 and 2006, respectively.  Such options have been excluded because the options’ exercise prices were greater than the average market price of the common stock on those dates and, as a result, their inclusion would have been anti-dilutive.

In addition 134,000 performance stock units are excluded from the diluted earnings per share calculation as the performance criteria have not been met as of September 30, 2007.

10)

Comprehensive Income (Loss)

Total comprehensive income and its components for the three months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended September 30,

	2007	2006
Net income:	$ 5,921	$ 12,131
Other comprehensive gains:
Change in fair value of pension assets and liabilities	413	-
Foreign currency translation adjustment	2,844	376
Comprehensive income	$ 9,178	$ 12,507

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	September 30,	June 30,
	2007	2007
Foreign currency translation adjustment	$ 17,528	$ 14,684
Unrealized pension losses (net of tax benefit of $17,197)	(29,747)	(41,217)
Accumulated other comprehensive loss	$ (12,219)	$ (26,533)

11)

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

12)

Industry Segment Information

The Company is composed of five business segments.  Net sales and income from continuing operations by segment for the three months ended September 30, 2007 and 2006 were as follows (in thousands):

	Net Sales		Income from Operations
	2007	2006	2007	2006
Segment:
Food Service Equipment Group	$ 96,961	$ 65,619	$ 9,648	$ 4,957
Air Distribution Products Group	27,350	29,801	397	2,184
Hydraulics Products Group	9,002	10,250	1,219	1,748
Engraving Group	20,403	21,417	1,271	2,805
Engineered Products Group	21,804	22,403	2,914	2,001
Restructuring costs		-	-	(106)
Corporate and other		-	(4,603)	(3,403)
Sub-total	$175,520	$149,490	$10,846	$10,186
Interest expense			(2,675)	(1,822)
Other non-operating income			153	781
Pre-tax income from continuing operations			$ 8,324	$ 9,145

Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Operating income by segment excludes interest expense and other non-operating income (expense).

13)

Discontinued Operations

On September 27, 2007, the Company sold certain land, buildings and improvements related to the former Standard Publishing business, which is being accounted for as a discontinued operation, for net proceeds of $1.6 million in cash.  The Company recorded a gain on the disposal of $605,000 (net of taxes of $302,000) in the three months ended September 30, 2007.

The following summarizes the activities associated with discontinued operations (in thousands):

	Three Months Ended September 30,

	2007	2006
Net sales	$ -	$ 4,048
(Loss) from discontinued operations	-	(409)
Income tax benefit	-	157
Gain on disposal, net of taxes of $302 and $3,952	605	6,394
Net earnings from discontinued operations	$ 605	$ 6,142

The Company had accrued liabilities related to discontinued operations, primarily accrued rent and warranty costs, of $819,000 and $821,000 at September 30, 2007 and June 30, 2007, respectively.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Statements contained in the following “Management’s Discussion and Analysis” that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” "may," “will,” "expect," "believe," "estimate," "anticipate," ”intends,” "continue," or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect our business and the results of our operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired.  These factors include, but are not limited to general and international economic conditions, including more specifically conditions in the automotive, aerospace, energy, housing and general transportation markets, specific business conditions in one or more of the industries served by us, lower-cost competition, the relative mix of products which impact margins and operating efficiencies, both domestic and non-U.S., new EPA emission regulations affecting our Hydraulics Products Group, market demand, in certain of our businesses, the impact of higher raw material and component costs, particularly steel, petroleum-based products, refrigeration components and rhodium, uncertainty in the mergers and acquisitions market generally, an inability to realize the expected cost savings from the implementation of lean enterprise manufacturing techniques, the move of production to Mexico and China, and the inability to achieve the savings expected from the sourcing of raw materials from China and the inability to achieve synergies contemplated by us. In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date.  While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Overview

We are a leading manufacturer of a variety of products and services for diverse market segments.  We have five reporting segments:  Food Service Equipment Group, Air Distribution Products Group (ADP), Engraving Group, Hydraulics Products Group and Engineered Products Group.  Through the execution of our focused diversity strategy, we have moved from a company comprised of a mix of consumer and industrial businesses to one that is now exclusively a manufacturing company.  This shift allows us to focus our time and expertise on the production and sale of manufactured goods to commercial, industrial and wholesale customers.  Our objective now is to identify those of our businesses which hold the greatest potential for profitable growth, and direct our resources to supporting both organic growth and acquisition initiatives in those businesses.  In fiscal 2007, we made two significant acquisitions in the Food Service Equipment Group which have broadened our presence in the diverse food service equipment sector.  In addition, we are seeking to expand our markets to growth locations where we have not previously had a presence, for example in Turkey, where we are establishing a mold texturing operation, and in China, where our Electronics division is manufacturing and selling to domestic customers.

In addition, we continue to focus on reducing our operating costs, through the sourcing of raw materials from lower cost producers, primarily offshore, the move of production facilities to lower cost countries such as Mexico and China and the consolidation of facilities in the United States, and the implementation of lean manufacturing processes throughout our operations.

At the present time, we are facing difficult economic conditions in three of the markets we serve – new residential construction, heavy construction vehicles, and the automotive industry.  The timing of recovery in these markets is not clear, so a greater focus on cost reduction, along with efforts to increase market share, will be needed to mitigate the effects of conditions in those markets.

There are a number of key external factors other than general business and economic conditions that can impact the performance of our businesses.  The key factors affecting each business are described below in the segment analysis.

There are several items that affect the comparability of our performance information between the periods discussed in this report.  These items include the acquisitions in fiscal 2007 and the impact of the divestitures.

We monitor a number of key performance indicators including net sales, gross profit margin, income from operations and backlog.  A discussion of these key performance indicators is included within the discussion below.  Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations:

	Three Months Ended September 30,

(Dollar amounts in thousands)	2007	2006
Net sales	$ 175,520	$ 149,490
Gross profit margin	0.3%	0.3%
Income from operations	10,846	10,186
Backlog as of September 30	118,728	100,229

Net Sales
Three Months Ended
(In thousands)	September 30, 2007
Net sales, prior period	$149,490
Components of change in sales:
Effect of acquisitions	25,900
Effect of exchange rates	1,700
Organic sales change	(1,570)
Net sales, current period	$175,520

Net sales for the first quarter of fiscal 2008 increased $26.0 million, or 17%, when compared to the same period of fiscal 2007.  The increase in net sales is due to the strong sales across our Food Service Equipment Group.  The recent food service acquisitions added approximately $25.9 million in revenues.  Sales were negatively impacted in the ADP, Hydraulics and Engraving Groups due to continued recessionary conditions in new residential construction, continued downturn in the heavy construction vehicle market and continued project delays at our automotive OEM customers, respectively.  Sales in the Engineered Products Group were slightly below the same period last year.  A further discussion by segment follows.

Gross Profit Margin

Our gross profit margin decreased to 28.3% for the first quarter of fiscal 2008 versus 28.8% in the same quarter of last year.  With the exception of the Food Service Equipment Group and Engineered Products Group, margins declined across our segments when compared to the same period last year.  The largest declines occurred in ADP, where margins were pressured due to volume declines and material cost increases, and the Engraving Group, where continuing delays of several new platform projects reduced volumes.  The declines were substantially offset by improved margins in the Food Service Equipment Group.  The margins are more fully discussed below in the segment performance.

Income from Operations

Income from operations for the first quarter of fiscal 2008 was $10.8 million, or 6% higher than the $10.2 million reported for the same period a year ago.  Improvements in operating income were realized in the Food Service Equipment Group and Engineered Products Groups, with decreases in the other segments.  A detailed explanation by segment follows.

Interest Expense

Interest expense for the first quarter of fiscal 2008 increased $853,000, or 47%, to $2.7 million due to higher average borrowing levels, primarily due to the acquisitions in January 2007, and to higher average interest rates compared to the same period last year.

Income Taxes

Our effective income tax rate for the first quarter of 2008 was 36.1% compared to 34.5% for the first quarter of 2007.  The higher effective tax rate is primarily due to the impact of a decrease in the statutory tax rate in Germany on deferred tax assets recorded in prior periods.

Backlog

Backlog at September 30, 2007 increased $18.5 million, or 18.5%, compared to September 30, 2006. Approximately $13.2 million of the increase relates to the businesses acquired in fiscal 2007.  The Food Service Equipment Group (excluding the impact of the acquisitions) and Engineered Products Groups reported higher backlog while the Engraving Group reported much lower backlog. Backlog in ADP and the Hydraulics Products Group were approximately the same as the prior year.

Segment Analysis

Net Sales

The following table presents net sales by business segment (in thousands):

	Three Months Ended September 30,

	2007	2006
Food Service Equipment Group	$ 96,961	$ 65,619
Air Distribution Products Group	27,350	29,801
Hydraulics Products Group	9,002	10,250
Engraving Group	20,403	21,417
Engineered Products Group	21,804	22,403
Total	$ 175,520	$ 149,490

Food Service Equipment Group

Net sales in the first quarter of 2008 increased $31.3 million, or 48%, over the same period one year earlier.  Acquisitions accounted for approximately $25.9 million of the increase.  Strong sales improvements were noted in our walk-in cooler and refrigerated cabinet businesses.  BKI also had strong sales performance within our fryer and rotisserie business in the United Kingdom.  The first quarter of fiscal 2008 reflects the recovery of some lost sales volume due to operational issues at Master-Bilt several quarters ago.

Air Distribution Products Group

Net sales decreased $2.4 million, or 8%, from the first quarter of fiscal 2007.  The decrease is the result of an ongoing severe downturn in the new residential construction markets that we serve.  In real volume, sales declined approximately 11% from the level realized in the first quarter of fiscal 2007.  The reduced volume was partially offset by higher sales prices, which were approximately 3% higher in the first quarter of fiscal

2008.  Housing starts on a nationwide basis reached a ten-year low in the most recent completed quarter, decreasing nearly 25% compared to prior year.  ADP has been pursuing opportunities to capture market share including pursuing additional big box retail locations, seeking further geographical penetration with several national wholesalers, and leveraging our nationwide manufacturing capabilities.  After excluding price increases, the unit volume decreases were still less than the housing start decreases largely due to the gains in market share.  These market share gains are consistent with our strategy for the ADP Group, which is to capitalize on our unique nationwide manufacturing infrastructure.  We continue to face recessionary conditions in the residential construction market and, therefore, we do not know the future direction of the market nor do we know when it will recover.

Hydraulics Products Group

Net sales decreased $1.2 million, or 12%, from the first quarter of fiscal 2007.  The decrease was attributable to continued depressed conditions in the domestic market, which were exacerbated by new regulations from the U.S. Environmental Protection Agency (EPA). During the quarter, we continued to experience a decline in domestic demand for our cylinders, which was partially offset by increased sales in South America.  Changes in EPA engine emission regulations which took effect January 1, 2007 as well as higher interest rates and a slow-down in the economy are significantly affecting current domestic market conditions.

Engraving Group

Net sales decreased by $1.0 million, or 5%, when compared to the same period one year ago.  The decrease is primarily attributable to the continuing delays of several new platform projects by the Group’s OEM automotive customers in North America.  That delay has continued to significantly impact the sales of our domestic mold texturization business.  Our international engraving operations reported higher sales bolstered by our new texturizing facility in Turkey which provides us with a competitive edge in that emerging region.

Engineered Products Group

Net sales decreased $599,000, or 3%, when compared to the same period one year earlier.  Last year’s sales were positively affected by a non-recurring low-margin shipment of $1.2 million.  We continue to see robust demand across our energy, aviation and aerospace end-user markets.  During the quarter we initiated the installation of several major machine tools to support the previously announced contract with a large energy OEM customer that should continue to contribute revenue growth in the second half of fiscal 2008.  In addition, we are currently quoting on several significant aerospace programs and we are optimistic about the opportunities for growth in this segment over the next 2 to 4 years.  At the electronics business we continue to see improved year-over-year performance due to price increases and the positive effect of our Chinese operation and plant consolidations.

Income from Operations

The following table presents income from continuing operations by business segment (in thousands):

	Three Months Ended September 30,

	2007	2006
Food Service Equipment Group	$ 9,648	$ 4,957
Air Distribution Products Group	397	2,184
Engraving Group	1,271	2,805
Hydraulic Products Group	1,219	1,748
Engineered Products Group	2,914	2,001
Corporate and Other	(4,603)	(3,403)
Restructuring	-	(106)
Total	$ 10,846	$ 10,186

Food Service Equipment Group

Income from operations for the first quarter of 2008 increased $4.7 million, or 95%, when compared to the same period one year earlier.  Approximately $1.9 million of the increase was due to the acquisitions.  Excluding the effect of acquisitions, income from operations increased $2.8 million, or 57%, due to strong demand for our walk-in coolers and refrigerated cabinets as well as cost reductions, better labor efficiency and improved productivity.

Air Distribution Products Group

Income from operations decreased $1.8 million, or 82%, from the same period one year earlier primarily due to higher material costs totaling $1.5 million.  In response to the continued weak residential construction outlook and the inability to pass the material price increases fully through to customers, ADP is implementing raw material cost reduction strategies.

Hydraulics Products Group

Income from operations decreased $529,000, or 30%, when compared to the same period one year earlier due to reduced sales volumes and start-up costs in the European and Chinese markets.  We continue to develop markets in Europe, South America and China in order to diversify our revenue base and decrease dependence on the North American market.

Engraving Group

Income from operations decreased by $1.5 million, or 55%, when compared to the same quarter in the prior year.  The sales delays in the North American auto industry caused income from operations to be lower in the first quarter of fiscal 2008.  The lower results in North America were partially offset by improved performance in our international markets.  International operations benefited from cost reductions and productivity improvements realized at our new texturizing facility.

Engineered Products Group

Income from operations increased $913,000, or 46%, when compared to the same period one year earlier due to price increases totaling $670,000, a more favorable product mix totaling $230,000, cost reductions, plant consolidations and the positive effect of the Chinese operation in our electronics business.

Corporate and Other

Corporate expenses of approximately $4.6 million in the first quarter of fiscal 2008 were comparable to corporate expenses of $4.5 million (excluding a gain on the sale of excess land in the prior year) incurred in the first quarter of fiscal 2007.

Other operating income represents gains or losses on the sale of assets.  No significant gains or losses on asset sales were recognized in the first quarter of 2008.  We recognized a gain of approximately $1.1 million associated with the sale of excess land connected to our corporate offices in the first quarter of fiscal 2007.

Restructuring Costs

In first quarter of fiscal 2007, we incurred restructuring charges of $106,000, largely in connection with the consolidation of manufacturing activities into Ohio for our Engineered Products Group.  No charges were recorded in the first quarter of fiscal 2008.

Discontinued Operations

As more fully discussed in our Annual Report on Form 10-K for the year ended June 30, 2007, we are accounting for three former businesses (USECO, Standard Publishing and Berean Christian Stores) as discontinued operations.

In the first quarter of 2007, we recorded operating losses related to these businesses of $252,000 (net of $157,000 in taxes) and gains on the disposals of the Standard Publishing and Berean Christian Stores businesses totaling $6.4 million (net of $3.9 million in taxes).  Substantially all of the assets of the Standard Publishing and Berean Christian Stores businesses were sold in July 2006 and August 2006, respectively.  Accordingly, we reported income from discontinued operations of approximately $6.1 million (net of taxes) in the first quarter of fiscal 2007.

In the first quarter of 2008, we sold certain land, buildings and improvements related to the Standard Publishing business for $1.7 million cash and realized a gain on disposal of approximately $605,000 (net of taxes of $302,000).  The gain on disposal was reported in discontinued operations.

Liquidity and Capital Resources

Cash Flows – Three Months Ended September 30, 2007

Operating activities from continuing operations during the three months ended September 30, 2007 generated $13.2 million in cash, as compared to the use of $149,000 in cash for the same period last year.  The increase in cash flow is primarily attributable to improved working capital management.  Net working capital levels for continuing operations (defined as accounts receivable plus inventories less accounts payable) decreased $2.1 million in the three months ended September 30, 2007 compared to an $8.2 million increase in the three months ended September 30, 2006.  Investing activities from continuing operations provided $4.6 million in cash during the three months ended September 30, 2007 due primarily to the sale and leaseback of certain land and improvements by Standex Air Distribution Products, Inc. (ADP), one of our subsidiaries.  Investing activities from discontinued operations generated net cash of $1.6 million from the sale of certain land, buildings and improvements related to our former Standard Publishing business.

We used the positive cash flows from our operating and investing activities to reduce debt by $13.5 million, fund capital expenditures of $2.7 million and pay dividends of $2.6 million in the three months ended September 30, 2007.  Discontinued operations generated $24.1 million of net cash flow from operating and investing activities in the three months ended September 30, 2006 due to the sales of the Standard Publishing and the Berean Christian Stores businesses.

We have a revolving credit agreement with a group of banks.  The agreement provides us with the ability to borrow up to $150 million at competitive interest rates and the option to increase the facility up to $225 million.  The revolving credit facility contains customary affirmative and negative covenants.  Among other restrictions, they require that we meet specified financial tests, including minimum net worth levels and minimum interest coverage and leverage ratios.  The covenants also limit, but do not preclude, our ability to incur additional debt, merge with other entities, create or become subject to liens and sell major assets.

Borrowings under the revolving credit facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio, as defined in the revolving credit facility.  The effective interest rates for borrowings outstanding were 6.99% and 6.36%, respectively, at September 30, 2007 and June 30, 2007.  At September 30, 2007, the revolving credit facility carried a commitment fee of 0.20% per annum.

In September 2007, we executed an amendment to the revolving credit facility which (i) extended the maturity date to September 11, 2012 and (ii) modified the interest coverage and leverage ratio tests to reflect the recent acquisitions.  Accordingly, borrowings outstanding under this facility have been classified as long-term liabilities.

In September 2007, we also executed an amendment of the note purchase agreements with the institutional investors which conformed the interest coverage and leverage ratio tests to the revolving credit facility to reflect the recent acquisitions.

At September 30, 2007, we were in compliance with the financial covenants of our debt agreements, and based upon our current plans and outlook, believe that we will continue to be in compliance with these covenants during the coming twelve-month period.

The following table sets forth our capitalization at September 30, 2007 and June 30, 2007:

	September 30,	June 30,
	2007	2007
Short-term debt	$ 3,665	$ 4,162
Long-term debt	151,157	164,158
Total debt	154,822	168,320
Less cash	26,259	24,057
Net debt	128,563	144,263
Stockholders' equity	221,856	204,431
Total capitalization	$ 350,419	$ 348,694

We sponsor a number of defined benefit and defined contribution retirement plans.  We have evaluated the current and long-term cash requirements of these plans.  Our operating cash flows from continuing operations are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

We have an insurance program in place for certain retired executives.  Current executives and new hires are not eligible for this program.  The underlying policies have a cash surrender value of $23.3 million at September 30, 2007 and are reported net of loans of $11.2 million for which we have the legal right of offset.  These policies have been purchased to fund supplemental retirement income benefits for certain retired executives.  The aggregate present value of future obligations was approximately $2.1 million and $1.9 million at September 30, 2007 and June 30, 2007, respectively.

We are contractually obligated under various operating leases for real property.  As noted above, in connection with the sale of certain land and improvements on September 24, 2007, ADP entered into a lease for a major portion of those assets, including its manufacturing facility.  The lease includes an initial term of ten (10) years and provides ADP with two five-year renewal options.

The following table summarizes our estimated obligations and commitments as of September 30, 2007 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods (in thousands):

	Payments Due by Period

		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	years	years	years	years
Long- and short-term debt obligations	$ 154,822	$ 3,665	$ 32,142	$ 7,142	$ 111,873
Operating lease obligations	15,600	3,200	6,200	2,900	3,300
Estimated interest payments [1]	42,508	8,375	17,674	14,852	1,607
Post-retirement benefit payments [2]	1,594	158	328	328	780
Purchase obligations	4,500	-	4,500	-	-
Total	$ 219,024	$ 15,398	$ 60,844	$ 25,222	$ 117,560

1  Estimated interest payments are based upon effective interest rates as of September 30, 2007.  See Item 3 for further discussions surrounding interest rate exposure on our variable rate borrowings.

2   Post-retirement benefit payments are based upon current benefit payment levels plus estimated health care cost trends of 8% in the first year trending to 5% through fiscal 2016.

The Company is a guarantor of certain assigned leases to Berean Christian Bookstores, one of our discontinued operations.  The total guarantee approximated $9.6 million at September 30, 2007 ($10.2 million at June 30, 2007).  We do not expect to make any payments as a result of these guarantees.

Our primary cash requirements include working capital, interest and mandatory debt payments, capital expenditures, operating lease payments, pension plan contributions and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under our revolving credit facility.  We expect to spend between $10.0 million and $11.0 million on capital expenditures in fiscal 2008 and expect that depreciation in fiscal 2008 will approximate $16.0 million to $18.0 million.  We anticipate that any cash needed for future acquisition opportunities would be obtained from borrowings under the revolving credit facility or other sources of liquidity available to us.  At September 30, 2007, we have $45.0 million of available borrowing capacity under our revolving credit facility.  We believe that these resources, along with the cash flow generated from operations, will be sufficient to meet our anticipated funding needs for the foreseeable future.

Other Matters

Inflation - Certain of the our expenses, such as wages and benefits, occupancy costs and equipment repair and replacement, are subject to normal inflationary pressures.  Inflation for medical costs can impact both our reserves for self-insured medical plans as well as our reserves for workers' compensation claims.  We monitor the inflation rate and make adjustments to reserves whenever it is deemed necessary.  Our ability to manage medical cost inflation is dependent upon our ability to manage claims and purchase insurance coverage to limit our maximum exposure.

Foreign Currency Translation - The primary functional currencies used by our non-U.S. subsidiaries are the Canadian dollar, Euro and the British Pound Sterling.  During the last twelve-month period, all of these currencies have appreciated relative to the U.S. dollar.

Environmental Matters - We are party to various claims and legal proceedings, generally incidental to our business.  We do not expect the ultimate disposition of these matters will have a material adverse effect on our financial statements.

Seasonality - Historically, the fourth quarter of the fiscal year has been the best quarter for our consolidated financial results.  The fourth quarter performance of the Food Service Equipment and ADP Groups have historically been enhanced by increased activity in the construction of food retail outlets and the home building industry, respectively.  However, ADP’s historical pattern is being impacted by the recessionary conditions in the residential construction market.

Critical Accounting Policies

The condensed consolidated financial statements include the accounts of Standex International Corporation and all of its subsidiaries.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements, giving due consideration to materiality.  Although we believe that materially different amounts would not be reported due to the accounting policies adopted, the application of certain accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  Our Annual Report on Form 10-K for the year ended June 30, 2007 lists a number of accounting policies which we believe to be the most critical.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

We are exposed to market risks from changes in interest rates, commodity prices and changes in non-U.S. currency exchange.  To reduce these risks, we selectively use, from time to time, financial instruments and other proactive management techniques.  We have internal policies and procedures that place financial instruments under the direction of the Chief Financial Officer and restrict all derivative transactions to those intended for hedging purposes only.  The use of financial instruments for trading purposes (except for certain investments in connection with the KEYSOP plan) or speculation is strictly prohibited.  We have no majority-owned subsidiaries that are excluded from the consolidated financial statements.  Further, we have no interests in or relationships with any special purpose entities.

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  Regarding transactional risk, we mitigate certain of our foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.

Our primary translation risk is with the Euro and the British Pound Sterling.  We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we use interest rate swap agreements to modify our exposure to interest rate movements.  At September 30, 2007, we had no outstanding interest rate swap agreements.  A hypothetical 100 basis point increase in interest rates would cost the Company approximately $1.1 million in additional interest expense on an annual basis at current debt levels.

We also had $46.4 million of long-term debt at fixed interest rates as of September 30, 2007.  There would be no immediate impact on our interest expense associated with the long-term debt due to fluctuations in market interest rates.

There has been no significant change in the exposure to interest rate fluctuations from June 30, 2007 to September 30, 2007.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of September 30, 2007, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

Commodity Prices

We are exposed to fluctuating market prices for commodities, primarily steel.  Each of our segments is subject to the effects of changing raw material costs caused by the underlying commodity price movements.  In general, we do not enter into purchase contracts that extend beyond one operating cycle.  We consider our relationship with our suppliers to be excellent and we have not been impacted by any allocations or shortages of materials that may have affected other companies.  There can be no assurances that we will not experience any supply shortage.

Our ADP, Engineered Products, Hydraulics Products and Food Service Equipment Groups have been experiencing price increases for steel products, other metal commodities and petroleum based products.  Among the items impacted were the prices of galvanized steel strip, stainless steel and carbon steel sheet material, copper wire, refrigeration components and foam insulation.  Those materials are key elements in the products manufactured in these segments.  Wherever possible, the affected divisions implement price increases to offset the increases to material costs.  The implemented price increases in the ADP and Food Service Equipment Groups did not fully offset the higher material costs.  ADP has been unable to implement additional price increases sufficient to cover current and expected increases in costs.  The ultimate acceptance of price increases is impacted by our affected divisions’ respective competitors and the timing of their price increases.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, including Roger L. Fix as Chief Executive Officer and Christian Storch as Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures.  Under the rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those “controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports issued or submitted by it under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.”  Based on the evaluation of our disclosure controls and procedures, it was determined that such controls and procedures were effective as of the end of the period covered by this report.

Further, there were no changes in the internal controls or in other factors that could significantly affect these controls during the quarterly period ended September 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(e)

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]

Quarter Ended September 30, 2007

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2007 - July 31, 2007	3,944	$ 29.18	3,944	787,723

August 1, 2007 - August 31, 2007	666	24.62	666	787,057

September 1, 2007 - September 30, 2007	5,578	21.63	5,578	781,479

Total	10,188	$ 24.75	10,188	781,479

[1] The Company has a Stock Buyback Program (the *Program*) which was originally announced on January 30, 1985.  Under the Program, the Company may repurchase its shares from time to time, either in the open market or through private transactions, whenever it appears prudent to do so.  On December 15, 2003, the Company authorized an additional 1 million shares for repurchase pursuant to its Program.  The Program has no expiration date, and the Company from time to time may authorize additional increases of 1 million share increments for buyback authority so as to maintain the Program.

ITEM 6.  EXHIBITS

(a)

Exhibits

4(iii) and 10

Amendment No. 1 to the Credit Agreement, by and among Standex International Corporation, the lenders party to the Credit Agreement referred to herein, and KeyBank National Association, as administrative agent for the Lenders.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDEX INTERNATIONAL CORPORATION

Date:	November 7, 2007	/s/ CHRISTIAN STORCH
Christian Storch
Vice President/CFO/Treasurer
(Principal Financial & Accounting Officer)

Date:	November 7, 2007	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer