Form 10-Q
period 2007-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 2008-02-06
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2007	Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	31-0596149
(State of incorporation)	(IRS Employer Identification No.)

6 MANOR PARKWAY, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

(603) 893-9701 (Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer   ____          Accelerated filer      X             Non-accelerated filer   ___  Smaller Reporting Company   ____

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES [  ]     NO [X]

The number of shares of Registrant's Common Stock outstanding on February 4, 2008 was 12,487,050.

STANDEX INTERNATIONAL CORPORATION

TABLE OF CONTENTS

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.  Financial Statements (unaudited)

     Consolidated Condensed Balance Sheets for December 31 and June 30, 2007

       2

     Consolidated Condensed Statements of Income for the three and six months ended December 31, 2007 and 2006

3

     Consolidated Condensed Statements of Cash Flows for the six months ended December 31, 2007 and 2006

4

     Notes to Consolidated Condensed Financial Statements

5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

23

Item 4.  Controls and Procedures

24

PART II.

OTHER INFORMATION:

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

25

Item 4.  Submission of Matters to a Vote of Security Holders

25

Item 6.  Exhibits

26

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

STANDEX INTERNATIONAL CORPORATION
Consolidated Condensed Balance Sheets
(Unaudited)

	December 31,	June 30,
(In thousands)	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$ 18,587	$ 24,057
Accounts receivable (net of allowances of $3,269 and $3,339 as of
December 31 and June 30, 2007, respectively)	96,040	106,116
Inventories	95,828	91,301
Prepaid expenses and other current assets	4,890	3,762
Deferred tax asset	12,358	11,093
Total current assets	227,703	236,329

Property, plant and equipment, net	116,431	122,315
Goodwill	120,419	118,911
Intangible assets	29,030	31,228
Prepaid pension cost	12,890	8,256
Other non-current assets	23,606	22,861

Total assets	$ 530,079	$ 539,900

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 30,121	$ 4,162
Accounts payable	56,911	65,977
Accrued expenses	48,674	49,370
Current liabilities - discontinued operations	786	821
Total current liabilities	136,492	120,330

Long-term debt - less current portion	117,586	164,158
Accrued pension and other non-current liabilities	50,006	50,981
Total liabilities	304,084	335,469

Shareholders' equity:
Common stock	41,976	41,976
Additional paid-in capital	25,418	25,268
Retained earnings	431,524	426,171
Accumulated other comprehensive loss	(11,139)	(26,533)
Treasury shares	(261,784)	(262,451)
Total shareholders' equity	225,995	204,431

Total liabilities and shareholders' equity	$ 530,079	$ 539,900

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2007	2006	2007	2006
Net sales	$ 172,245	$ 139,268	$ 347,765	$ 288,758
Cost of sales	120,959	100,799	246,884	207,232
Gross profit	51,286	38,469	100,881	81,526

Operating expenses:
Selling, general and administrative expenses	40,009	30,376	78,758	63,141
Restructuring costs	-	184	-	290
	40,009	30,560	78,758	63,431

Income from operations	11,277	7,909	22,123	18,095

Other non-opearting income and expense:
Interest expense	2,739	1,548	5,414	3,370
Other non-operating (income) expense	248	(11)	95	(792)
	2,987	1,537	5,509	2,578

Income from operations before income taxes	8,290	6,372	16,614	15,517
Provision for income taxes	2,778	1,602	5,786	4,758

Income from continuing operations	5,512	4,770	10,828	10,759
Income from discontinued operations, net of income taxes	-	48	605	6,190
Net income	$ 5,512	$ 4,818	$ 11,433	$ 16,949

Basic earnings per share:
Continuing operations	$ 0.45	$ 0.39	$ 0.88	$ 0.88
Discontinued operations	-	0.01	0.05	0.51
Total	$ 0.45	$ 0.40	$ 0.93	$ 1.39
Diluted earnings per share:
Continuing operations	$ 0.45	$ 0.38	$ 0.87	$ 0.86
Discontinued operations	-	-	0.05	0.50
Total	$ 0.45	$ 0.38	$ 0.92	$ 1.36

Cash dividends per share	$ 0.21	$ 0.21	$ 0.42	$ 0.42

Weighted average shares, basic	12,288	12,219	12,272	12,219
Weighted average shares, diluted	12,345	12,398	12,392	12,417

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows
(Unaudited)
	Six Months Ended
	December 31,
(In thousands)	2007	2006
Cash flows from operating activities
Net income	$ 11,433	$ 16,949
Income from discontinued operations	605	6,190
Income from continuing operations	10,828	10,759
Adjustments to reconcile net income to net cash flows:
Depreciation and amortization	8,398	6,320
Stock-based compensation	908	1,025
Gain from sale of investments, real estate and equipment	(138)	(1,071)
Contributions to defined benefit plans	-	(3,444)
Non-cash portion of restructuring charge	-	130
Net Changes in operating assets and liabilities	(3,396)	(1,418)

Net cash provided by operating activities - continuing operations	16,600	12,301
Net cash provided by (used in) operating activities - discontinued operations	-	(7,129)
Net cash provided by operating activities	16,600	5,172

Cash flows from investing activities
Expenditures for property, plant and equipment	(5,826)	(4,242)
Proceeds from sale-leaseback transaction	7,239	-
Proceeds from sale of investments, real estate and equipment	611	1,327
Net cash provided by (used in) investing activities - continuing operations	2,024	(2,915)
Net cash provided by investing activities - discontinued operations	1,574	31,064
Net cash provided by investing activities	3,598	28,149

Cash flows from financing activities
Proceeds from additional borrowings	1,550	-
Payments of debt	(22,163)	(28,216)
Proceeds from stock issued under employee stock plans	286	972
Purchase of treasury shares	(529)	(2,770)
Debt issuance costs	(281)	-
Cash dividend paid	(5,154)	(5,133)

Net cash used in financing activities	(26,291)	(35,147)

Effect of exchange rate changes on cash and cash equivalents	623	344
Net change in cash and cash equivalents	(5,470)	(1,482)
Cash and cash equivalents at beginning of year	24,057	32,590
Cash and cash equivalents at end of period	$ 18,587	$ 31,108
Cash paid during the period for:
Interest	$ 5,735	$ 3,428
Income taxes	$ 4,986	$ 7,229

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Standex International Corporation

Notes to Unaudited Consolidated Condensed Financial Statements

1)

Management Statement

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the results of operations for the three and six months ended December 31, 2007 and 2006, the cash flows for the six months ended December 31, 2007 and 2006 and the financial position of the Company at December 31, 2007.  The interim results are not necessarily indicative of results for a full year.  The unaudited consolidated condensed financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2007.  The consolidated balance sheet at June 30, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2007.

2)

Inventories

Inventories are comprised of the following:

	December 31,	June 30,
	2007	2007
Raw materials	$ 43,395	$ 44,073
Work in process	25,939	23,112
Finished goods	26,494	24,116
Total	$ 95,828	$ 91,301

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying unaudited consolidated condensed statements of income and were $7.4 million and $6.2 million for the three months ended December 31, 2007 and 2006, respectively.  For the six months ended December 31, 2007 and 2006, distribution costs were $14.8 million and $13.0 million, respectively.  Our gross profit margins may not be comparable to those of other entities due to different classifications of costs and expenses.

3)

Goodwill

Changes to goodwill during the six months ended December 31, 2007 were as follows:

(in thousands)	Food Service Equipment Group	Air Distribution Products Group	Engraving Group	Engineered Products Group	Hydraulics Products Group	Total
Balance at June 30, 2007	$ 63,236	$ 14,933	$ 18,987	$ 18,696	$ 3,059	$ 118,911
Purchase accounting adjustments	332	-	-	-	-	332
Translation adjustment	-	-	121	1,055	-	1,176
Balance at December 31, 2007	$ 63,568	$ 14,933	$ 19,108	$ 19,751	$ 3,059	$ 120,419

4)

  Intangible Assets

Changes to intangible assets during the six months ended December 31, 2007 were as follows:

(in thousands)	Customer Relationships	Trademarks	Other	Total
Balance at June 30, 2007	$ 17,224	$ 12,095	$ 1,909	$ 31,228
Purchases	-	7	-	7
Amortization expense	(1,763)	-	(451)	(2,214)
Translation adjustment	9	-	-	9
Balance at December 31, 2007	$ 15,470	$ 12,102	$ 1,458	$ 29,030

Accumulated Amortization Expense	$ 4,924	$ -	$ 4,709	$ 9,633

Amortization expense for intangible assets was approximately $1.0 million and $417,000 for the three months ended December 31, 2007 and 2006, respectively and approximately $2.2 million and $960,000 for the six months ended December 31, 2007 and 2006, respectively.

5)     Accrued Expenses

Accrued expenses for continuing operations consist of the following:

	December 31,	June 30,
(in thousands)	2007	2007
Compensation and benefits	$ 22,140	$ 21,750
Workers' compensation	9,444	7,430
Accrued warranties	5,099	4,518
Income tax payable	1,144	454
Other	10,847	15,218
Total	$ 48,674	$ 49,370

As of December 31 and June 30, 2007, amounts accrued for compensation and benefits consisted primarily of earned, but unpaid employee compensation, benefits and payroll taxes.  Other accrued expenses consisted primarily of amounts due for audit and tax services, legal services, advertising and insurance.

The Company had accrued liabilities related to discontinued operations, primarily accrued rent and warranty costs, of $786,000 and $821,000 at December 31, 2007 and June 30, 2007, respectively.

6)

  Debt

As of September 11, 2007, the Company and its lenders executed two amendments to the $150 million unsecured revolving credit facility (the “facility”), which extended the maturity date to September 11, 2012, and modified certain financial covenants to reflect the recent acquisitions.  In connection with the amendment, the Company incurred approximately $231,000 of arrangement fees and related costs, which have been deferred and are being amortized over the expected term of the facility.  After giving effect to the extended maturity date, the Company’s debt is due as follows at December 31, 2007 (in thousands):

Fiscal Year
For the remainder of fiscal year 2008	$ 1,550
2009	28,571
2010	3,571
2011	3,571
2012 and thereafter	110,444
Total	$ 147,707

The Company also executed an amendment as of September 11, 2007, to the note purchase agreements with the institutional investors which modified certain financial covenants to reflect the recent acquisitions.  In connection with the amendment, the Company incurred approximately $50,000 of arrangement fees and related costs.  The arrangement fees have been deferred and are being amortized over the remaining lives of the notes.

The Company borrowed $1.6 million against its line of credit during the three months ended December 31, 2007, to fund working capital requirements.

7)

Sale and Leaseback

On September 24, 2007, Standex Air Distribution Products, Inc. (ADP), a subsidiary of the Company, sold its manufacturing facility located in Philadelphia and leased back approximately two-thirds of the floor space of the facility.  Through its lean enterprise initiative, the Company has been able to significantly improve the floor space utilization of the Philadelphia operation and as a result used the sale and leaseback as a means to capitalize on these improvements.  The lease has an initial term of ten years with two consecutive additional five-year options to renew.  The net proceeds from the sale, after transaction and other related costs, were $7.2 million resulting in a gain of approximately $2.0 million.  Under the provisions of sale-leaseback accounting, the transaction was considered a normal leaseback; therefore the realized gain was deferred and is being recognized in proportion to the lease payments expensed over the initial 10-year lease term.  The deferred gain is classified as other non-current liabilities on the balance sheet.  The minimum annual lease payments are approximately:

Fiscal Year
For the remainder of fiscal year 2008	$ 280,000
2009	560,000
2010	560,000
2011	560,000
2012 and thereafter	3,492,000
Total	$ 5,452,000

8)        Retirement Benefits

The Company adopted certain provisions of FASB No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- an amendment of FASB Statements No. 87, 88, 106 and 123(R) (SFAS 158), on June 30, 2007.  The Company changed its measurement date to June 30, effective July 1, 2007.

The effect of adopting the change in measurement date provisions of SFAS 158 as of July 1, 2007 were as follows:

(In thousands)	Before Application of SFAS 158 Measurement Date Provision	Effect of Adoption	After Application of SFAS 158 Measurement Date Provision
Prepaid pensions asset	$ 8,256	$ 5,041	$ 13,297
Non-current liability for post-retirement benefits	19,463	(10,926)	8,537
Deferred tax assets	23,694	(5,838)	17,856
Accumulated other comprehensive income (loss)	41,218	(11,056)	30,162
Retained earnings	426,171	(927)	425,244
Total stockholders' equity	204,431	10,129	214,560

Net Periodic Benefit Cost for the three and six months ended December 31, 2007 and 2006 included the following components:

	Pension Benefits
	U.S. Plans
	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2007	2006	2007	2006
Service cost	$ 1,388	$ 1,101	$ 2,775	$ 2,202
Interest cost	3,076	3,065	6,153	6,130
Expected return on plan assets	(4,192)	(4,067)	(8,385)	(8,134)
Recognized net actuarial loss	549	1,011	1,097	2,022
Amortization of prior service cost	49	43	97	86
Amortization of transition obligation (asset)	1	1	1	2
Curtailment	-	-	-	334
Net periodic benefit cost	$ 871	$ 1,154	$ 1,738	$ 2,642

	Pension Benefits
	Non-U.S. Plans
	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2007	2006	2007	2006
Service cost	$ 47	$ 5	$ 88	$ 11
Interest cost	516	32	1,022	64
Expected return on plan assets	(511)	-	(1,019)	-
Recognized net actuarial loss	164	(14)	327	(28)
Amortization of prior service cost	(17)	-	(32)	-
Amortization of transition obligation (asset)	-	56	-	113
Curtailment	-	-	-	-
Net periodic benefit cost	$ 199	$ 79	$ 386	$ 160

	Other Post-Retirement Benefits
	U.S. Plans
	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2007	2006	2007	2006
Service cost	$ 3	$ 45	$ 6	$ 90
Interest cost	31	458	62	916
Expected return on plan assets	-	(375)	-	(750)
Recognized net actuarial loss (gains)	(23)	7	(46)	14
Amortization of prior service cost	-	217	-	434
Amortization of transition obligation	56	-	112	-
Curtailment	-	-	-	-
Net periodic benefit cost	$ 67	$ 352	$ 134	$ 704

The six months ending December 31, 2006 includes a curtailment charge of $334,000 recorded as a result of the disposition of the Consumer Group.  There were no contributions to the defined benefit plan for the quarter ended December 31, 2007, and $2.7 million for the quarter ended December 31, 2006.  There were no contributions to pension plans for the six months ending December 31, 2007, and $3.4 million for the six months ending December 31, 2006.  Current benefits for the U.S. salaried employee plan and Standex Supplemental Retirement Plan (SERP) were frozen at December 31, 2007 and an enhanced 401K plan was introduced, including increased employer contributions for eligible employees.

9)

Income Taxes

The Company's effective tax rate for the three months ended December 31, 2007, was 33.5% compared with 25.1% for the same period last year.  The higher effective tax rate is primarily due to the impact of the benefit related to the retroactive extension of the R&D credit recorded during the second quarter of fiscal 2007. The Company's effective tax rate for the six months ended December 31, 2007, was 34.8% compared with 30.6% for the same period in the prior year.  The higher effective tax rate is primarily due to the impact of the benefit related to the retroactive extension of the R&D credit recorded during the second quarter of fiscal 2007 and a decrease in the statutory tax rate in Germany on deferred tax assets from prior periods recorded during the first quarter of fiscal 2008.

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

At the adoption date of July 1, 2007 the total amount of gross unrecognized tax benefits was approximately $2.8 million.  If these benefits were recognized in a future period, the entire amount of unrecognized tax benefit would impact the Company’s effective tax rate. The total amount of gross unrecognized tax benefits at December 31, 2007, was approximately $3.1 million.  The increase is primarily attributable to tax positions taken in the current year.

The Company’s policy is to include interest expense and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated condensed statements of income.  At the date of adoption and at December 31, 2007, the Company has approximately $447,000 and $547,000, respectively, accrued for interest expense on unrecognized tax benefits.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as the income tax of multiple state and non-U.S. jurisdictions.  The Company's U.S. tax returns for the years ended June 30, 2004, and June 30, 2005, are currently under audit with the IRS.  At this time, the Company does not know when the audit will be completed.  The final outcome of the examination is not yet determinable; however, we do not expect that any adjustments as a result of the examination would have a material effect on our financial position.

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

Years Ending
Country	June 30,
United States	2004 to 2007
Canada	2003 to 2007
Ireland	2003 to 2007
Portugal	2003 to 2007
United Kingdom	2006 to 2007

10)      Earnings Per Share

A reconciliation of the number of shares used in the computation of basic and diluted earnings per share is shown below:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2007	2006	2007	2006
Weighted average common stock issued and outstanding, end of period	12,288	12,219	12,272	12,219
Weighted average dilutive common stock equivalents	57	179	120	198
Weighted average common stock and dilutive common stock equivalents outstanding	12,345	12,398	12,392	12,417

Potentially Dilutive Common Stock Equivalents

Options to purchase shares of common stock with exercise prices in excess of the average market price of common shares are not included in the computation of diluted earnings per share.  During the three months ended December 31, 2007 and 2006 there were 61,600 and 3,200 outstanding options, respectively, not included in the diluted earnings per share computation. During the six months ended December 31, 2007 and 2006, options to purchase 11,400 and 3,200 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

In addition 126,000 performance stock units are excluded from the diluted earnings per share calculation as the performance criteria have not been met as of December 31, 2007.

11)

Comprehensive Income (Loss)

Total comprehensive income and its components for the three and six months ended December 31, 2007, and 2006, were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net income:	$ 5,512	$ 4,818	$ 11,433	$ 16,949
Other comprehensive gains:
Change in fair value of pension assets and liabilities	674	-	1,088	-
Foreign currency translation adjustment	406	(18)	3,251	358
Comprehensive income	$ 6,592	$ 4,800	$ 15,772	$ 17,307

The components of accumulated other comprehensive income (loss) are as follows:

	December 31,	June 30,
(in thousands)	2007	2007
Foreign currency translation adjustment	$ 17,935	$ 14,684
Unrealized pension losses (net of tax benefit of $16,839 and $23,904 as of
December 31 and June 30, 2007, respectively)	(29,074)	(41,217)
Accumulated other comprehensive loss	$ (11,139)	$ (26,533)

12)

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

13)

Industry Segment Information

Our reportable segments are strategic business units or divisions that offer different products. These units have separate financial information that is evaluated by management.  The Company is composed of five business segments.  There are no intersegment sales for the periods presented.  Information concerning the operations in these reportable segments is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net Sales:
Food Service Equipment Group	$ 94,918	$ 59,606	$ 191,879	$ 125,221
Air Distribution Products Group	23,164	28,011	50,514	57,812
Hydraulics Products Group	7,855	8,025	16,857	18,275
Engraving Group	23,631	21,731	44,034	43,148
Engineered Products Group	22,677	21,895	44,481	44,302
Total	$ 172,245	$ 139,268	$ 347,765	$ 288,758

Income from Operations
Food Service Equipment Group	$ 8,206	$ 3,296	$ 17,854	$ 8,253
Air Distribution Products Group	1	1,665	398	3,849
Hydraulics Products Group	1,025	955	2,244	2,703
Engraving Group	2,628	1,879	3,899	4,684
Engineered Products Group	3,487	2,652	6,401	4,653
Corporate and other	(4,070)	(2,354)	(8,673)	(5,757)
Restructuring	-	184)	-	(290)
Total	11,277	7,909	22,123	18,095
Other non-operating income and expenses	(2,987)	(1,537)	(5,509)	(2,578)
Income from continuing operations before income taxes	$ 8,290	$ 6,372	$ 16,614	$ 15,517

14)

Discontinued Operations

On September 27, 2007, the Company sold certain land, buildings and improvements related to the former Standard Publishing business, which is being accounted for as a discontinued operation, for net proceeds of $1.6 million in cash.  The Company recorded a gain on the disposal of $605,000 (net of taxes of $302,000) in the three months ended September 30, 2007.

In March 2006, we entered into a plan to dispose of certain assets of our USECO product lines.  During the second quarter of fiscal 2007, we were able to complete the sale of the under-sink food disposals product line resulting in a gain on the sale of a portion of USECO business of approximately $541,000 (net of taxes of $17,000) offset by losses from the USECO operations.  In addition to the gain recognized on the sale of the under-sink food disposals product line the results from discontinued operations during the six months ended December 31, 2006 include the gains recognized upon the completion of the sales of the Standard Publishing and the Berean Christian Stores.  In the first half of fiscal 2007, we recognized a gain on disposal of the Standard Publishing and Berean Christian Stores businesses totaling $6.9 million (net of taxes of $3.9 million).  Substantially all of the assets of the Standard Publishing and Berean Christian Stores businesses were sold in July 2006 and August 2006, respectively.  Accordingly, we reported income from discontinued operations of approximately $6.2 million (net of taxes) in the first half of fiscal 2007.

The following summarizes the activities associated with discontinued operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2007	2006	2007	2006
Net sales	$ -	$ 468	$ -	$ 4,516
Income/(Loss) from discontinued operations	-	(758)	-	(1,167)
Income tax (provision)/benefit	-	265	-	422
Gain on disposal, net of tax of $0 and $17 for the three months ended December 31 and $302 and $3,935 for the six months ended December 31	-	541	605	6,935
Net income from discontinued operations	$ -	$ 48	$ 605	$ 6,190

The Company had accrued liabilities related to discontinued operations, primarily accrued rent and warranty costs, of $786,000 and $821,000 at December 31, 2007 and June 30, 2007, respectively.

15)     New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (FAS 157).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements.  FAS 157 becomes effective for us on July 1, 2008.  Upon adoption, the provisions of FAS 157 are to be applied prospectively with limited exceptions.  We are currently evaluating the potential impact of FAS 157 on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115” (“FAS 159”).  FAS 159 permits companies to measure many financial instruments and certain other items at fair value.  FAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the potential impact of FAS 159 on our financial position and results of operations.

In December 2007, the FASB issued SFAS 141 (Revised 2007), “Business Combinations” (FAS 141R).  FAS 141R will change the accounting for business combinations. Under FAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We are currently evaluating the potential impact of FAS 141R on our financial position and results of operations beginning for fiscal year 2010.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in the following “Management’s Discussion and Analysis” that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” "may," “will,” "expect," "believe," "estimate," "anticipate," ”intends,” "continue," or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect our business and the results of our operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired.  These factors include, but are not limited to general and international economic conditions, including more specifically conditions in the automotive, aerospace, energy, housing and general transportation markets, specific business conditions in one or more of the industries served by us, the ongoing downturn in the new residential construction market, lower-cost competition, the relative mix of products which impact margins and operating efficiencies, both domestic and non-U.S., new EPA emission regulations affecting our Hydraulics Products Group, market demand, in certain of our businesses, the impact of higher raw material and component costs, particularly steel, petroleum-based products, refrigeration components and Rhodium, uncertainty in the mergers and acquisitions market generally, an inability to realize the expected cost savings from the implementation of lean enterprise manufacturing techniques, the move of production to Mexico and China, and the inability to achieve the savings expected from the sourcing of raw materials from China and the inability to achieve synergies contemplated by us. In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date.  While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Overview

We are a leading manufacturer of a variety of products and services for diverse industrial market segments.  We have five reporting segments:  Food Service Equipment Group, Air Distribution Products Group (ADP), Engraving Group, Hydraulics Products Group and Engineered Products Group.  Through the execution of our focused diversity strategy, we have moved from a company comprised of a mix of consumer and industrial businesses to one that is now exclusively a manufacturer of products sold to commercial and industrial customers.  Our objective is to identify those of our businesses which hold the greatest potential for profitable growth, and direct our resources to supporting both organic growth and acquisition initiatives in those businesses.  In fiscal 2007, we made two significant acquisitions in the Food Service Equipment Group which have broadened our presence in the diverse food service equipment sector.  In addition, we are seeking to expand our markets to geographic locations where we have not previously had a presence, for example in Turkey and the Czech Republic, where we have established mold texturizing operation, and in China, where our Electronics division is manufacturing product for our North American customer base, as well as the domestic Chinese market.

In addition, we continue to focus on operational excellence where our objectives are to reduce our operating costs and continuously improve the management of our working capital.  For example, we are sourcing an increasing percentage of our raw materials and components from lower cost producers, primarily offshore, relocating manufacturing operations to lower cost countries such as Mexico and China, and implementing lean manufacturing processes throughout our operations.

We continue to face difficult economic conditions in two of the markets we serve – new residential construction and heavy construction vehicles.  The timing of recovery in these markets is still not clear, so a focus on cost reduction and efforts to increase market share are ongoing to mitigate the effects of conditions in these markets.

There are a number of key external factors other than general business and economic conditions that can impact the performance of our businesses.  The key factors affecting each business are described below in the segment analysis.

There are several items that affect the comparability of our performance information between the periods discussed in this report including the impact of acquisitions in fiscal 2007 and the impact of the divestitures.

We monitor a number of key performance indicators including net sales, gross profit margin, selling, general and administrative expenses, income from operations, backlog and liquidity.  A discussion of these key performance indicators is included within the discussion below.  Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations:

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Net Revenues

The following table presents segment net revenues and segment net revenues expressed as a percentage of total net revenues for the three months ended December 31, 2007 and 2006:

	Three Months Ended December 31,
	2007		2006
(in thousands)	Net Revenues	% Net Revenues	Net Revenues	% Net Revenues	$ Change	% Change
Net Revenues:
Food Service Equipment Group	$ 94,918	55.1%	$ 59,606	42.8%	$ 35,312	59.2%
Air Distribution Products Group	23,164	13.4%	28,011	20.1%	(4,847)	-17.3%
Hydraulics Products Group	7,855	4.6%	8,025	5.8%	(170)	-2.1%
Engraving Group	23,631	13.7%	21,731	15.6%	1,900	8.7%
Engineered Products Group	22,677	13.2%	21,895	15.7%	782	3.6%
Total Net Revenues	$ 172,245	100.0%	$ 139,268	100.0%	$ 32,977	23.7%

Three Months Ended
December 31,
(In thousands)	2007
Net sales, prior period	$ 139,268
Components of change in sales:
Effect of acquisitions	25,417
Effect of exchange rates	2,318
Organic sales change	5,242
Net sales, current period	$ 172,245

Net sales for the three months ended December 31, 2007, increased $33.0 million, or 23.7%, to $172.2 million from $139.3 million for the three months ended December 31, 2006.  The increase in net sales is due to the sales from our acquisitions within the Food Service Equipment Group and good organic sales growth within Food Service, offset by sales declines in the ADP and Hydraulics Products Groups.  The recent Food Service Equipment Group acquisitions of Associated American Industries, Inc. (AAI or APW Wyott) and American Foodservice Company (AFS) accounted for approximately $25.4 million of the increase in revenues during the quarter.  Disregarding the effects of acquisitions and exchange rates, net sales for the three months ended December 31, 2007 increased $5.2 million, or 3.8%, when compared to the three months ended December 31, 2006.  Sales were lower in the ADP and Hydraulics Products Groups, due to continued downturns in new residential construction and the heavy construction vehicle market, respectively.  Sales in the Engraving Group increased as several automotive OEM texturizing projects which had been delayed for several quarters were processed during the quarter.  Net sales for the Engineered Products Group were slightly above the same period last year due to sales growth at the Spincraft business relating to the tooling and hardware for NASA’s Orion rocket program.

Food Service Equipment Group

Net sales in the second quarter of fiscal 2008 increased $35.3 million, or 59.2%, over the same period one year earlier.  Acquisitions accounted for $25.4 million of the increase, while the effects of foreign exchange rates added an additional $461,000.  When removing the effect of acquisitions and the foreign exchange rate impact, sales increased $9.4 million, or 15.8%, when compared with the same period one year earlier.  Strong sales improvements totaling $8.4 million were noted in our walk-in cooler and refrigerated cabinet businesses, due in part to the improved sales performance at Master-Bilt where we have successfully addressed quality and delivery issues that had impacted sales in the prior year quarter.  General strong demand by key customers across the Group’s businesses also contributed to the sales improvements.  BKI, a division within the Food Service Equipment Group, also recorded strong sales growth with increased sales to the supermarket and grocery store market businesses in the United Kingdom totaling $1.3 million.

Air Distribution Products Group

Net sales decreased $4.8 million, or 17.3%, from the second quarter of fiscal 2007.  The decrease is the result of a continuing downturn in new residential home construction markets that the Group serves.  Housing starts on a nationwide basis continued their downward trend.  ADP is continuing to pursue opportunities to capture market share including sales growth in the big box retail locations and seeking further geographical penetration with several national wholesalers by leveraging its nationwide manufacturing capabilities.

Hydraulics Products Group

Net sales decreased $170,000, or 2.1%, for the three months ended December 31, 2007 when compared with the three months ended December 31, 2006.  Conditions in the domestic dump truck and dump trailer market continued to be depressed, due to general economic conditions and to the continuing impact of new regulations from the U.S. Environmental Protection Agency (EPA) which took effect January 1, 2007.  Improvement in the Group’s export business partially offset a slight decline in domestic sales.

Engraving Group

Net sales increased by $1.9 million, or 8.7%, when compared to the same period one year ago.  When removing the effect of foreign exchange rate impact, sales increased $617,000, or 2.8%.  North America sales improved $2.2 million as several automotive OEM projects that had been delayed for several quarters were processed during the quarter.  Net sales were also favorably impacted by increased sales volume at the Group’s China and Singapore facilities.  These improvements were slightly offset by weaker sales in the Roll, Plate and Machinery business totaling $1.4 million which was impacted by a slowdown in our customers capital spending and the general economic conditions in the automotive and housing markets.  Net sales for the Group’s international operations have increased $1.1 million due to improved sales to both automotive and non-automotive customers.

Engineered Products Group

Net sales increased $782,000, or 3.6%, for the three months ended December 31, 2007 when compared with the three months ended December 31, 2006.  Spincraft continued to experience robust demand across its energy, aviation and aerospace end-user markets.  In anticipation of the contracts we have been awarded during the past year, the Group initiated the installation of several major machine tools during the first quarter of fiscal 2008 to support the sales growth we are experiencing in this business.  The installation of this equipment continued during the second quarter and we expect that all of the equipment will be put into operation during the third fiscal quarter.

During the quarter Spincraft entered into a sales contract for tooling and hardware for NASA’s Orion rocket program for $8.2 million  Spincraft’s portion of the project will have five deliverable milestones and is expected to last through the second quarter of fiscal 2009.  The first two milestones were completed during the three months ended December 31, 2007 and approximately $2.3 million of revenue was recognized.

Net sales of the Electronics business unit totaling $11.5 million were flat when compared with the same period one year earlier.  Electronics experienced sales declines in the security, HVAC, automotive, and white goods markets related to the housing downturn, offset with sales growth in its aerospace and industrial businesses.

Gross Margin

Our gross profit margin increased to 29.8% for the second quarter of fiscal 2008 from 27.6% in the same quarter of the prior year.  Gross profit for the three months ended December 31, 2007 increased $12.8 million to $51.3 million compared to $38.5 million for the three months ended December 31, 2006.  Acquisitions within the Food Service Equipment Group contributed $8.5 million of the increase in gross profit.  With the exception of ADP, gross profit margins increased in each segment.  The decline in ADP is primarily the result of pressure on margins due to volume declines and material cost increases.

Operating Expenses

The following table summarizes significant items included in our selling, general and administrative expenses along with the impact from acquisitions for the three months ended December 31, 2007 and 2006:

			December 31,
	December 31,	Effect from	2007 (Net of	December 31,
(in thousands)	2007	Acquisitions	Acquisitions)	2006
Employee compensation and benefits	$ 22,452	$ 3,689	$ 18,763	$ 17,942
Depreciation and amortization	1,456	759	697	738
Freight out	5,868	819	5,049	4,701
Professional Fees	2,014	202	1,812	1,339
Other	8,219	1,433	6,786	5,656
Totals relating to selling, general and administrative expense	$ 40,009	$ 6,902	$ 33,107	$ 30,376

Selling, general and administrative expenses as a percentage of applicable net revenues	23.2%	27.2%	22.5%	21.8%

The $9.6 million increase in selling, general and administrative expense from last year was due primarily to the effect of the acquisitions made by the Food Service Equipment Group, which accounted for 71.6% of the increase.

Executives and key members of management were issued performance based awards that were based upon three year financial performance targets. Given the downturn in several of the segments in fiscal 2007, a determination was made that the goals for the performance periods ended June 30, 2007 would unlikely be achieved, resulting in the reversal during the three months ended December 31, 2006 of $1.5 million in expense associated with the awards to date.  The reversal accounted for most of the remainder of the increase.

As a percentage of net revenue, selling, general and administrative expense in the second quarter was 22.5%, net of acquisitions, compared to 21.8% last year.  Other selling, general and administrative expenses includes such expenses as repairs and maintenance fees, advertising and communication costs, travel and entertainment expense and other operating expenses.

Income from Operations

The following table presents segment income from operations in dollars and expressed as a percentage of net revenue for the respective segments for the three months ended December 31, 2007 and 2006.

	Three Months Ended December 31,
	2007		2006
(in thousands)	Income from Operations	% of Segment Revenue	Income from Operations	% of Segment Revenue	$ Change	% Change
Income from Operations:
Food Service Equipment Group	$ 8,206	8.6%	$ 3,296	5.5%	$ 4,910	149.0%
Air Distribution Products Group	1	0.0%	1,665	5.9%	(1,664)	-100.0%
Hydraulics Products Group	1,025	13.0%	955	11.9%	70	7.3%
Engraving Group	2,628	11.1%	1,879	8.6%	749	39.9%
Engineered Products Group	3,487	15.4%	2,652	12.1%	835	31.5%
Subtotal	15,347	8.9%	10,447	7.5%	4,900	46.9%
Corporate and Other	(4,070)	-	(2,354)	-	(1,716)	72.9%
Restructuring	-	-	(184)	-	184	-100.0%
Total Income from Operations	$ 11,277	-	$ 7,909	-	$ 3,368	42.6%

Income from operations for the second quarter of fiscal 2008 was $11.3 million, or 42.6% higher than the $7.9 million reported for the same period a year ago.  Improvements in operating income were realized in all of our segments with the exception of ADP.  An explanation by segment follows.

Food Service Equipment Group

Income from operations for the second quarter of fiscal 2008 increased $4.9 million, or 149.0%, when compared to the same period one year earlier.  Approximately $1.6 million of the increase was due to the acquisitions of AAI and AFS.  Excluding the effect of acquisitions, income from operations increased $3.3 million, or 100.5%, due to increased sales volume across the Group’s businesses as well as cost reductions and improved productivity.

Air Distribution Products Group

Income from operations decreased $1.7 million, or 100.0%, from the same period one year earlier primarily due to a combination of higher material costs and volume decreases.  In response to the continued weak residential construction outlook and the inability to pass the material price increases fully through to its customers, ADP continues to focus efforts on actions to increase market share and reduce material costs, such as the cost of galvanized steel.

Management’s assessment of goodwill related to the ACME/Alco Manufacturing acquisition is that a triggering event has not occurred.  The company performs its annual assessment for goodwill impairment in the fourth quarter of each year.

Hydraulics Products Group

Income from operations increased $70,000, or 7.3%, as profitability improved on flat sales due to cost reductions and improved productivity.

Engraving Group

Income from operations increased by $749,000, or 39.9%, when compared to the same quarter in the prior year.  Increased sales to automotive OEM’s in both North America and the international operations were the primary contributor to the growth in operating income as the business benefited from higher margin programs and improved facility utilization.  The growth in income from operations was offset partially by lower sales from the Roll, Plate, and Machinery division where market conditions and our customers lower capital spending have negatively impacted sales volume.

Engineered Products Group

Income from operations increased $835,000, or 31.5%, when compared to the same period one year earlier.  This increase is primarily due to the new sales contract for NASA’s Orion rocket program  signed during the quarter.  The positive effect of the Chinese operation in our electronics business also helped to improve income from operations.

Corporate and Other

Corporate expenses of approximately $4.1 million in the second quarter of fiscal 2008 were $1.7 million more when compared to the same quarter in the prior year of $2.4 million.  The increase in expense was primarily due to a $1.5 million adjustment relating to the reversal of performance stock awards when management determined that the goals for the performance period ended June 30, 2007 were unlikely to be achieved.

Non-Operating Income and Expense

The following table presents interest expense incurred in connection with debt borrowings for the periods presented and other non-operating miscellaneous income or expense:

	Three Months Ended December 31,
(in thousands)	2007	2006	$ Change	% Change
Interest expense	$ 2,739	$ 1,548	$ 1,191	76.9%
Other non-operating (income) expense	$ 248	$ (11)	$ 259	-2354.5%

The increase in interest expense incurred in the three months ended December 31, 2007, as compared with the three months ended December 31, 2006, related to an increase in our overall debt in connection with our credit facility.  The debt level year over year increased to fund the acquisitions of AAI and AFS in January 2007.

Income Taxes

The following table presents the income tax provision and effective tax rates for the three months ended December 31, 2007 and 2006:

	Three Months Ended December 31,
(in thousands)	2007	2006
Income tax provision	$ 2,778	$ 1,602
Effective tax rate	33.5%	25.1%

The effective tax rate in the three months ended December 31, 2007 was higher than the effective tax rate in the three months ended December 31, 2006 primarily due to the benefit related to the retroactive extension of the R&D tax credit.  The annual estimated tax rate was re-measured during the second quarter of fiscal 2007 because the tax law was changed to reinstate the credit. The impact of $238,000 was recognized in the second quarter of fiscal 2007.  Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, foreign or state tax laws, future expansion into areas with varying foreign, state or local income tax rates, and the deductibility of certain costs and expenses by jurisdiction.

Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006

Net Revenues

The following table presents segment net revenues and segment net revenues expressed as a percentage of total net revenues for the six months ended December 31, 2007 and 2006:

	Six Months Ended December 31,
	2007		2006
(in thousands)	Net Revenues	% Net Revenues	Net Revenues	% Net Revenues	$ Change	% Change
Net Revenues:
Food Service Equipment Group	$ 191,879	55.2%	$ 125,221	43.4%	$ 66,658	53.2%
Air Distribution Products Group	50,514	14.5%	57,812	20.0%	(7,298)	-12.6%
Hydraulics Products Group	16,857	4.8%	18,275	6.3%	(1,418)	-7.8%
Engraving Group	44,034	12.7%	43,148	14.9%	886	2.1%
Engineered Products Group	44,481	12.8%	44,302	15.4%	179	0.4%
Total Net Revenues	$ 347,765	100.0%	$ 288,758	100.0%	$ 59,007	20.4%

Six Months Ended
December 31,
(In thousands)	2007
Net sales, prior period	$ 288,758
Components of change in sales:
Effect of acquisitions	51,285
Effect of exchange rates	4,422
Organic sales change	3,300
Net sales, current period	$ 347,765

Net sales for the six months ended December 31, 2007 increased $59.0 million, or 20.4%, to $347.8 million from $288.8 million for the six months ended December 31, 2006.  The increase in net sales is due to the sales from our acquisitions within the Food Service Equipment Group and good organic sales growth within the Food Service, offset by sales declines in the ADP and Hydraulics Products Groups.  The Food Service Equipment Group acquisitions of AAI and AFS completed in January 2007 contributed approximately $51.3 million in revenues.  Disregarding the effects of acquisitions and foreign exchange rate impact, net sales for the six months ended December 31, 2007 increased $3.3 million, or 1.1%, when compared to the six months ended December 31, 2006.  Sales were negatively impacted in the ADP and Hydraulics Products Groups due to continued recessionary conditions in new residential construction and the heavy construction vehicle market, respectively.  Net sales for the Engineered Products Group were above the same period in the prior year due to sales growth at the Spincraft business relating to the tooling and hardware for NASA’s Orion rocket program

Food Service Equipment Group

Net sales in the six months ended December 31, 2007 increased $66.7 million, or 53.2%, over the same period one year earlier.    Acquisitions accounted for $51.3 million of the increase year over year, while the effects of foreign exchange rates on sales added an additional $933,000.  When removing the effect of acquisitions and foreign exchange rate impact, organic sales increased for the six months ended December 31, 2007, $14.4 million, or 11.5%, when compared with the six months ended December 31, 2006.  An increase of $12.6 million was posted in our walk-in cooler and refrigerated cabinet businesses generally due to strong demand by key customers.  BKI also had recorded good sales growth with increased sales in the supermarket and grocery store markets within the United Kingdom totaling $2.5 million.  An increase in sales was also noted in the pump business totaling $768,000.

Air Distribution Products Group

Net sales for the six months ended December 31, 2007, decreased $7.3 million, or 12.6%, when compared with the six months ended December 31, 2006.  The decrease is the result of an ongoing downward trend in the new residential home construction markets that we serve.  ADP is continuing to pursue opportunities to capture market share including sales growth in the big box retail locations and seeking further geographical penetration with several national wholesalers by leveraging its nationwide manufacturing capabilities.

Hydraulics Products Group

Net sales decreased $1.4 million, or 7.8%, from $18.3 million for the six month period ending December 31, 2006, to $16.9 million for the six month period ending December 31, 2007.  The decrease was attributable to the continuing weak market conditions in the dump truck and dump trailer business.

Engraving Group

Net sales increased by $886,000, or 2.1%, when compared to the same period one year ago.  When removing the effect of foreign exchange rate impact, sales decreased $1.5 million, or 3.5%.  The overall net decrease is attributed to delays of several new platform projects by the group’s OEM automotive customers in North America and weaker demand in the Roll, Plate and Machinery business unit.  During the second quarter of fiscal 2008 orders for the new platform projects came on line.  This improvement is expected to continue in the second half of the fiscal year.  The Group’s international operations increased sales at both automotive OEM’ and non-automotive customers.

Engineered Products Group

Net sales increased $179,000, or 0.4%, when compared to the same period one year earlier.  Last year’s sales were positively affected by a non-recurring shipment of $1.2 million.  We continue to see robust demand across our energy, aviation and aerospace end-user markets.  In anticipation of the contracts we have been awarded during the past year, the Group initiated the installation of several major machine tools during the first half of fiscal 2008 to support the sales growth we are experiencing in this business.  The installation of this equipment continued during the second quarter and we expect that all of the equipment will be put into operation during the third fiscal quarter.

During the second quarter of fiscal 2008, Spincraft entered into a sales contract for tooling and hardware for NASA’s Orion rocket program for $8.2 million.   The first two deliverable milestones were completed during the six months ended December 31, 2007, and approximately $2.3 million of revenue was recognized.  The next deliverable milestone is expected to be completed during the beginning of the fourth quarter.

For the six months ended December 31, 2007, net sales for the Electronics business totaled $23.7 million were flat when compared with the six months ended December 31, 2006. Lower sales to the automotive, security, HVAC and white goods markets were offset by higher sales to aerospace and control businesses.

Gross Margin

Gross margin as a percent of net sales for the six months ended December 31, 2007, increased 23.7% to $100.9 million from $81.5 million for the same period last year.  The $19.4 million increase in gross margin was due primarily to the increase in revenue in the Food Service Equipment Group.  Acquisitions within the Food Service Equipment Group accounted for $17.1 million of the increase.  The Engineered Products segment also increased their gross profit margin during the first half of fiscal 2008 when compared with the first half of fiscal 2007.  Gross profit margin decreased in the ADP, Engraving and Hydraulics Product segments.  Gross profit margin was 29.0% of net revenues for the six months ended December 31, 2007 compared with 28.2% of net revenues for the six months ended December 31, 2006.

Operating Expenses

The following table summarizes significant items included in our selling, general and administrative expenses for the six months ended December 31, 2007 and 2006:

			December 31,
	December 31,	Effect from	2007 (Net of	December 31,
(in thousands)	2007	Acquisitions	Acquisitions)	2006
Employee compensation and benefits	$ 44,069	$ 7,424	$ 36,645	$ 38,484
Depreciation and amortization	2,825	1,507	1,318	1,503
Freight out	11,653	1,693	9,960	9,967
Professional Fees	3,832	390	3,442	2,758
Other	16,379	2,576	13,803	10,429
Totals relating to selling, general and administrative expense	$ 78,758	$ 13,590	$ 65,168	$ 63,141
Selling, general and administrative expenses as a percentage of applicable net revenues	22.6%	26.5%	22.0%	21.9%

The $15.6 million increase in selling, general and administrative expense from last year related primarily to our acquisitions of AAI and AFS in January 2007.  The impact from those acquisitions to compensation and benefits was $7.4 million, or 47.5% of the total increase.  The reversal of expense for $1.5 million recorded in the first half of fiscal 2007 for performance-based awards for the period ended June 30, 2007, also impacted the change in selling, general and administrative expenses which relates to employee compensation and benefits.

As a percentage of net revenue, selling, general and administrative expense in the first half of fiscal 2008 increased to 22.0%, net of acquisitions, from 21.9% for the same period in the prior year.  Other selling, general and administrative expenses include such expenses as repairs and maintenance fees, advertising and communication costs, travel and entertainment expense and other operating expenses.

Income from Operations

The following table presents segment income from operations in dollars and expressed as a percentage of net revenues for the respective segments for the six months ended December 31, 2007 and 2006:

	Six Months Ended December 31,
	2007		2006
(in thousands)	Income from Operations	% of Segment Revenue	Income from Operations	% of Segment Revenue	$ Change	% Change
Income from Operations:
Food Service Equipment Group	$ 17,854	9.3%	$ 8,253	6.6%	$ 9,601	116.3%
Air Distribution Products Group	398	0.8%	3,849	6.7%	(3,451)	-89.7%
Hydraulics Products Group	2,244	13.3%	2,703	14.8%	(459)	-17.0%
Engraving Group	3,899	8.9%	4,684	10.9%	(785)	-16.8%
Engineered Products Group	6,401	14.4%	4,653	10.5%	1,748	37.6%
Subtotal	30,796	8.9%	24,142	8.4%	6,654	27.6%
Corporate and Other	(8,673)	-	(5,757)	-	(2,916)	50.7%
Restructuring	-	-	(290)	-	290	-100.0%
Total Income from Operations	$ 22,123	-	$ 18,095	-	$ 4,028	22.3%

Income from operations for the first half of fiscal 2008 was $22.1 million, or 22.3% higher than the $18.1 million reported for the same period a year ago.  Improvements in operating income were realized in the Food Service Equipment Group and the Engineered Products Groups, with decreases in the other segments.  An explanation by segment follows.

Food Service Equipment Group

Income from operations for the first half of 2008 increased $9.6 million, or 116.3%, when compared to the same period one year earlier.  Approximately $3.5 million of the increase was due to the acquisitions of AAI and AFS.  Excluding the effect of acquisitions, income from operations increased $6.1 million, or 73.5%, due to increased sales demand across the group as well as cost reductions and improved productivity.

Air Distribution Products Group

Income from operations decreased $3.5 million, or 89.7%, from the same period one year earlier primarily due to volume decreases and also due to higher material costs.  In response to the continued weak residential construction outlook and the inability to pass the material price increases fully through to its customers,  ADP continues to focus efforts on actions to increase market share and reduce material costs, such as the cost of galvanized steel.

Management’s assessment of goodwill related to the ACME/Alco Manufacturing acquisition is that a triggering event has not occurred.  The company performs its annual assessment for goodwill impairment in the fourth quarter of each year.

Hydraulics Products Group

Income from operations decreased $459,000, or 17.0%, when compared to the same period one year earlier due to lower volume in the dump truck and dump trailer business which was due to weak market conditions coupled with the impact of the January 1, 2007 EPA emission regulations.

Engraving Group

Income from operations decreased by $785,000, or 16.8%, when compared to the first half of the prior fiscal year.  Delays in the commencement of programs by the North American automotive customers caused income from operations to be lower in the first half of fiscal 2008.  Those programs did commence in the second quarter.  Lower profitability in North America was partially offset by improved performance in our international business.  Improved sales volume and productivity improvements benefitted the profitability of the international engraving operations.

Engineered Products Group

Income from operations increased $1.7 million, or 37.6%, when compared to the same period one year earlier.  The increase can be attributed to the new sales contract for NASA’s Orion rocket program signed during the quarter and the completion of the first two deliverable milestones of a five milestone contract.  Profitability at the electronics business benefitted from price increases, cost reductions and the sourcing of products from our new Chinese facility.

Corporate and Other

Corporate expenses of approximately $8.7 million in the first half of fiscal 2008 were $2.9 million more when compared to the same six month period in the prior year of $5.8 million.  The increase was primarily due to the $1.5 million reversal of expense that occurred during the first half of fiscal 2007 as well as the gain of approximately $1.1 million associated with the sale of excess land from our corporate offices in the first half of fiscal 2007.  Excluding these two prior year gains, corporate expenses increased $298,000.

Non-Operating Income and Expense

The following table presents interest expense incurred in connection with debt borrowings for the periods presented and other non-operating miscellaneous income or expense:

	Six Months Ended December 31,
(in thousands)	2007	2006	$ Change	% Change
Interest expense	$ 5,414	$ 3,370	$ 2,044	60.7%
Other non-operating (income) expense	$ 95	$ (792)	$ 887	-112.0%

The increase in interest expense incurred in the six months ended December 31, 2007, as compared with the six months ended December 31, 2006, related to an increase in our overall debt in connection with our credit facility.  The debt level year over year increased to fund the acquisitions of AAI and AFS during January 2007.  The effective annual interest rate on our debt was 6.3% in the six months ended December 31, 2007 and 6.1% in the six months ended December 31, 2006.

Income Taxes

The following table presents the income tax provision and effective tax rates for the six months ended December 31, 2007 and 2006:

	Six Months Ended December 31,
(in thousands)	2007	2006
Income tax provision	$ 5,786	$ 4,758
Effective tax rate	34.8%	30.6%

The effective tax rate in the six months ended December 31, 2007, was higher than the effective tax rate in the six months ended December 31, 2006 primarily due to the benefit related to the retroactive extension of the R&D tax credit.  The annual estimated tax rate was re-measured during the second quarter of fiscal 2007 due to the tax law being changed to reinstate the credit.  The effective tax rate also increased due to the decrease in the statutory tax rate in Germany on deferred tax assets recorded in prior periods.  Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, foreign or state tax laws, future expansion into areas with varying foreign, state or local income tax rates, and the deductibility of certain costs and expenses by jurisdiction.

Results from Discontinued Operations:

As more fully discussed in our Annual Report on Form 10-K for the year ended June 30, 2007, we are accounting for three former businesses (USECO, Standard Publishing and Berean Christian Stores) as discontinued operations.

In the first half of fiscal 2008, we sold certain land, buildings and improvements related to the Standard Publishing business for $1.6 million and realized a gain on disposal of approximately $605,000 (net of taxes of $302,000).  The gain on disposal was reported in discontinued operations.

In March 2006, we entered into a plan to dispose of certain assets of our USECO product lines.  During the first half of fiscal 2007, we were able to complete the sale of the under-sink food disposals product line resulting in a gain on the sale of a portion of the USECO business of approximately $541,000 (net of taxes of $17,000) offset by losses from the USECO operations.  In the first half of fiscal 2007, we also recorded gains on the disposals of the Standard Publishing and Berean Christian Stores businesses totaling $6.9 million (net of taxes of $3.9 million).  Operating losses related to these discontinued businesses of $745,000 (net of taxes of $422,000) were also recorded.  Substantially all of the assets of the Standard Publishing and Berean Christian Stores businesses were sold in July 2006 and August 2006, respectively.  Accordingly, we reported income from discontinued operations of approximately $6.2 million (net of taxes) in the first half of fiscal 2007.  In connection with Berean, we were party under a number of operating leases for existing stores and one closed store.  The store leases in this transaction were assigned to the purchaser of the business for the remaining initial terms of the lease at the stated lease costs.

Backlog

The following table presents backlog aged by segment at December 31, 2007 and 2006:

	December 31, 2007				December 31, 2006

(in thousands)	< 90 days	91 - 180 days	181 days - 1 year	Total	< 90 days	91 - 180 days	181 days - 1 year	Total
Backlog:
Food Service Equipment Group	$ 35,359	$ 3,071	$ 1,912	$ 40,342	$ 22,880	$ 829	$ 52	$23,761
Air Distribution Products Group	1,720	-	-	1,720	1,591	-	-	1,591
Hydraulics Products Group	3,132	330	75	3,537	2,752	78	107	2,937
Engraving Group	7,499	585	-	8,084	10,865	1,264	-	12,129
Engineered Products Group	33,053	17,489	10,154	60,696	23,056	12,338	13,812	49,206
Total Backlog	$ 80,763	$ 21,475	$ 12,141	$ 114,379	$ 61,144	$ 14,509	$ 13,971	$89,624

Backlog at December 31, 2007, increased $24.8 million, or 27.6%, compared to December 31, 2006. Approximately $14.9 million of the increase relates to the businesses acquired in fiscal 2007.  The Engineered Products Groups reported higher backlog due to the new sales contract for NASA’s Orion rocket program.  Hydraulics Products Group also reported higher backlog while the Engraving Group reported much lower backlog. Backlog in ADP was approximately the same as the prior year.

Liquidity and Capital Resources

The following table summarizes our sources and uses of cash during the six months ended December 31, 2007 and 2006:

	Six Months Ended December 31,
(in thousands)	2007	2006
Net cash provided by operating activities	$ 16,600	$ 5,172
Net cash provided by investing activities	3,598	28,149
Net cash used for financing activities	(26,291)	(35,147)
Effect of exchange rate	623	344
Net change in cash and cash equivalents	$ (5,470)	$ (1,482)

Our cash and cash equivalents balance decreased $5.5 million from $24.1 million as of June 30, 2007, to $18.6 million as of December 31, 2007 for the reasons discussed below.  The growth of our business is currently funded primarily through cash flow from operations and borrowings under our credit facility.  For the six months ended December 31, 2007, cash provided by operating activities was $16.6 million compared to $5.2 million in the prior year period.  In the six months ended December 31, 2007, we were able to repay $22.2 million of our credit facility borrowings as a result of the strong operating cash flows in the period.  The Company intends to use cash flows generated from operations to repay amounts outstanding under the credit facility, complete acquisitions, fund capital expenditures and pay dividends.

Contributing to the increase in operating cash flow was a 20.4% increase in net revenues from $288.8 million in the six months ended December 31, 2006, to $347.8 million in the six months ended December 31, 2007.  Net working capital levels for continuing operations (defined as accounts receivable plus inventories less accounts payable) were $135.0 million at December 31, 2007 compared to $131.4 million at June 30, 2007.  Days sales outstanding for the quarter were 52 days, a decrease of 2 days from 54 days as of June 30, 2007.  Inventory days on hand as of December 31, 2007 increased 5 days to 71 days compared with 66 days as of June 30, 2007, as a result of slower inventory movement during the second quarter of fiscal 2008.

Net cash flows used for investing activities in the six months ended December 31, 2007 were $3.6 million, or a decrease of $24.6 million from the $28.1 million cash provided by investing activities in the prior year period.  Discontinued operations generated $23.9 million of net cash flow from operating and investing activities in the six months ended December 31, 2006, due to the sales of the Standard Publishing and the Berean Christian Stores businesses.  Compared to the prior year period, purchases of property, plant and equipment increased $1.6 million from $4.2 million in the six months ended December 31, 2006 to $5.8 million in the six months ended December 31, 2007.  We are investing in fixed assets that are beneficial to the growth of our individual segments and to the Company as a whole.  The sale and leaseback of certain land and improvements by Standex Air Distribution Products, Inc. (ADP), one of our subsidiaries, contributed $7.2 million in investing cash flow.  Investing activities from discontinued operations generated net cash of $1.6 million from the sale of certain land, buildings and improvements related to our former Standard Publishing business.

Net cash used for financing activities in the six months ended December 31, 2007, was $26.3 million, an improvement of $8.9 million from the $35.1 million used for financing activities in the six months ended December 31, 2006.  We repaid $22.2 million in amounts of debt outstanding in the six months ended December 31, 2007 compared with $28.2 million repaid in the six months ended December 31, 2006.  We also borrowed $1.6 million against our line of credit to fund working capital requirements as of December 31, 2007.  Our short-term debt totaling $30.1 million is primarily from one of our private placement loans coming due in the second quarter of fiscal 2009.  As of December 31, 2007, we had $100.0 million outstanding under our revolving Credit Facility.  The available credit facility balance of $50.0 million will be available to fund acquisitions, capital expenditures, and for other general corporate purposes.

The revolving credit facility provides us with the ability to borrow up to $150 million at competitive interest rates and the option to increase the facility up to $225 million.  The revolving credit facility contains customary affirmative and negative covenants.  Among other restrictions, they require that we meet specified financial tests, including minimum net worth levels and minimum coverage and leverage ratios.  The covenants also limit, but do not preclude, our ability to incur additional debt, merge with other entities, create or become subject to liens and sell major assets.

Borrowings under the revolving credit facility accrue interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio, as defined in the revolving Credit Facility.  The effective interest rates for all borrowings outstanding were 6.3% and 6.4%, respectively, at December 31, 2007 and June 30, 2007.  At December 31, 2007, the revolving credit facility carried a commitment fee of 0.2% per annum.

In September 2007, we executed an amendment to the revolving credit facility which (i) extended the maturity date to September 11, 2012 and (ii) modified the interest coverage and leverage ratio tests to reflect the recent acquisitions.  Accordingly, borrowings outstanding under this facility have been classified as long-term liabilities.

In September 2007, we also executed an amendment of our outstanding note purchase agreements with institutional investors which conformed the interest coverage and leverage ratio tests to the revolving credit facility to reflect the recent acquisitions.

At December 31, 2007, we were in compliance with the financial covenants of our debt agreements, and based upon our current plans and outlook, believe that we will continue to be in compliance with these covenants during the coming twelve-month period.

The following table sets forth our capitalization at December 31, and June 30, 2007:

	2007	2007
Short-term debt	$ 30,121	$ 4,162
Long-term debt	117,586	164,158
Total debt	147,707	168,320
Less cash	18,587	24,057
Net debt	129,120	144,263
Stockholders' equity	225,995	204,431
Total capitalization	$ 355,115	$ 348,694

We sponsor a number of defined benefit and defined contribution retirement plans.  We have evaluated the current and long-term cash requirements of these plans.  Our operating cash flows from continuing operations are expected to be sufficient to cover required contributions under ERISA and other governing regulations.  Current benefits for the U.S. salaried employee plan and Standex Supplemental Retirement Plan (SERP) were frozen at December 31, 2007 and an enhanced 401K plan was introduced, including increased employer contributions for eligible employees.

We have an insurance program in place for certain retired executives.  Current executives and new hires are not eligible for this program.  The underlying policies have a cash surrender value of $23.4 million at December 31, 2007 and are reported net of loans of $11.2 million for which we have the legal right of offset.  These policies have been purchased to fund supplemental retirement income benefits for certain retired executives.  The aggregate present value of future obligations was approximately $1.9 million at December 31 and June 30, 2007.

We are contractually obligated under various operating leases for real property.  As noted above, in connection with the sale of certain land and improvements on September 24, 2007, ADP entered into a lease for a major portion of those assets, including its manufacturing facility.  The lease includes an initial term of ten years and provides ADP with two five-year renewal options.

The Company is a guarantor of certain assigned leases to Berean Christian Bookstores, one of our discontinued operations.  The total guarantee approximated $9.0 million at December 31, 2007, compared to $9.9 million at June 30, 2007.  We do not expect to make any payments as a result of these guarantees.

We believe that our ending cash and cash equivalents balance as of December 31, 2007, of approximately $18.6 million coupled with cash flow generated by operations and available credit facility funds, will be sufficient to meet working capital, planned capital expenditure investments, future acquisitions for our segment growth, and other investing and financing needs, including the payment of dividends to shareholders.  We expect to spend between $11.0 million and $13.0 million on capital expenditures in fiscal 2008 and expect that depreciation and amortization expense in fiscal 2008 will approximate $17.0 million to $18.0 million.  We anticipate that any cash needed for future acquisition opportunities and payments of short-term debt would be obtained from borrowings under the revolving Credit Facility or other sources of liquidity available to us.  We believe that these resources, along with the cash flow generated from operations, will be sufficient to meet our anticipated funding needs for the foreseeable future.

Other Matters

Inflation - Certain of our expenses, such as wages and benefits, occupancy costs and equipment repair and replacement, are subject to normal inflationary pressures.  Inflation for medical costs can impact both our reserves for self-insured medical plans as well as our reserves for workers' compensation claims.  We monitor the inflation rate and make adjustments to reserves whenever it is deemed necessary.  Our ability to manage medical cost inflation is dependent upon our ability to manage claims and purchase insurance coverage to limit our maximum exposure.

Foreign Currency Translation - The primary functional currencies used by our non-U.S. subsidiaries are the Canadian Dollar, Euro and the British Pound Sterling.  During the last twelve-month period, all of these currencies have appreciated relative to the U.S. Dollar.

Environmental Matters - We are party to various claims and legal proceedings, generally incidental to our business.  We do not expect the ultimate disposition of these matters will have a material adverse effect on our financial statements.  Seasonality - Historically, the fourth quarter of the fiscal year has been the strongest quarter for our consolidated financial results.  The fourth quarter performance of the Food Service Equipment and ADP Groups have historically been enhanced by increased activity in the construction of food retail outlets and the home building industry, respectively.  However, ADP’s historical pattern is being impacted by the recessionary conditions in the residential construction market.

Critical Accounting Policies

The consolidated condensed financial statements include the accounts of Standex International Corporation and all of its subsidiaries.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying unaudited consolidated condensed financial statements, giving due consideration to materiality.  Although we believe that materially different amounts would not be reported due to the accounting policies adopted, the application of certain accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  Our Annual Report on Form 10-K for the year ended June 30, 2007, lists a number of accounting policies which we believe to be the most critical.

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

Interest Rate

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we use interest rate swap agreements to modify our exposure to interest rate movements.  At December 31, 2007, we had no outstanding interest rate swap agreements.  A hypothetical 100 basis point increase in interest rates would cost the Company approximately $1.0 million in additional interest expense on an annual basis at current debt levels.

We also had $42.9 million of long-term debt at fixed interest rates as of December 31, 2007.  There would be no immediate impact on our interest expense associated with the long-term debt due to fluctuations in market interest rates.

There has been no significant change in the exposure to interest rate fluctuations from June 30, 2007 to December 31, 2007.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of December 31, 2007, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

Item 4.  Controls and Procedures

Our management, including Roger L. Fix as Chief Executive Officer and Sean Valashinas as Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures.  Under the rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those “controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports issued or submitted by it under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.”  Based on the evaluation of our disclosure controls and procedures, it was determined that such controls and procedures were effective as of the end of the period covered by this report.

Further, there was no change in the internal controls over financial reporting during the quarterly period ended December 31, 2007, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(e)

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
October 1, 2007 - October 31, 2007	9,490	$ 22.13	9,490	771,989
November 1, 2007 - November 30, 2007	120	20.18	120	771,869
December 1, 2007 - December 31, 2007	3,252	19.97	3,252	768,617

Total	12,862	$ 21.56	12,862	768,617

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a)

The Company held its Annual Meeting of Stockholders on October 30, 2007.  Three matters were voted upon at the meeting:  the election of three directors to hold office for three-year terms ending at the Annual Meeting to be held in 2010; the approval of an amendment to the Company’s Employee Stock Purchase Plan to increase the number of shares available for purchase by 200,000 and to ratify the appointment by the Audit Committee of the Board of Directors of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending June 30, 2008.

The name of each director elected at the meeting and the number of votes cast as to each matter are as follows:

Proposal I (Election of Directors)

Nominee

For

Withheld

H Nicholas Muller III

9,169,665

1,026,074

William Fenoglio

9,843,166

   352,573

Deborah Rosen

8,757,421

1,438,318

Proposal II (Amendment to the Employee Stock Purchase Plan to increase the number of shares available for purchase by 200,000)

For

Against

Abstain

No Vote

8,962,278

 143,429

37,836

1,052,196

Proposal III (Ratification of Deloitte & Touche LLP as Independent Public Accountants)

For

Against

Abstain

No Vote

10,027,002

 149,720

19,017

  -0-

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

STANDEX INTERNATIONAL CORPORATION

Date:	February 6, 2008	/s/ ROGER L. FIX
Roger L. Fix
President/CEO
(Chief Executive Officer)

Date:	February 6, 2008	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer