Form 10-Q
period 2008-03-31
STANDEX INTERNATIONAL CORP/DE/
filed 2008-05-07
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008	Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	31-0596149
(State of incorporation)	(IRS Employer Identification No.)

6 MANOR PARKWAY, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

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

YES [  ]     NO [X]

The number of shares of Registrant's Common Stock outstanding on May 5, 2008 was 12,491,897.

STANDEX INTERNATIONAL CORPORATION

TABLE OF CONTENTS

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.  Financial Statements (unaudited)

     Consolidated Condensed Balance Sheets for March 31, 2008 and June 30, 2007

       2

     Consolidated Condensed Statements of Income for the three and nine months ended March 31, 2008 and 2007

3

     Consolidated Condensed Statements of Cash Flows for the nine months ended March 31, 2008 and 2007

4

     Notes to Consolidated Condensed Financial Statements

5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

24

Item 4.  Controls and Procedures

25

PART II.

OTHER INFORMATION:

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 6.  Exhibits

26

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

STANDEX INTERNATIONAL CORPORATION
Consolidated Condensed Balance Sheets
(Unaudited)
	March 31,	June 30,
(In thousands)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$ 20,263	$ 24,057
Accounts receivable (net of allowances of $3,686 and $3,339 as of
March 31, 2008 and June 30, 2007, respectively)	98,999	106,116
Inventories	100,309	91,301
Prepaid expenses and other current assets	4,123	3,762
Deferred tax asset	12,212	11,093
Total current assets	235,906	236,329

Property, plant and equipment, net	116,487	122,315
Goodwill	120,473	118,911
Intangible assets	28,078	31,228
Prepaid pension cost	13,845	8,256
Other non-current assets	22,777	22,861
Total assets	$ 537,566	$ 539,900

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 28,754	$ 4,162
Accounts payable	65,588	65,977
Accrued expenses	46,755	49,370
Current liabilities - discontinued operations	1,670	821
Total current liabilities	142,767	120,330

Long-term debt - less current portion	119,086	164,158
Accrued pension and other non-current liabilities	49,029	50,981
Total liabilities	310,882	335,469

Shareholders' equity:
Common stock	41,976	41,976
Additional paid-in capital	25,691	25,268
Retained earnings	430,588	426,171
Accumulated other comprehensive loss	(9,733)	(26,533)
Treasury shares	(261,838)	(262,451)
Total shareholders' equity	226,684	204,431

Total liabilities and shareholders' equity	$ 537,566	$ 539,900

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2008	2007	2008	2007
Net sales	$ 169,002	$ 160,663	$ 516,767	$ 449,421
Cost of sales	121,221	117,223	368,105	324,455
Gross profit	47,781	43,440	148,662	124,966

Operating expenses:
Selling, general and administrative expenses	40,793	38,590	119,551	101,731
Restructuring costs	214	45	214	335
	41,007	38,635	119,765	102,066

Income from operations	6,774	4,805	28,897	22,900

Other non-opearting income and expense:
Interest expense	2,257	2,789	7,671	6,159
Other non-operating expense/(income)	590	(79)	685	(871)
	2,847	2,710	8,356	5,288

Income from operations before income taxes	3,927	2,095	20,541	17,612
Provision for income taxes	1,288	240	7,074	4,998

Income from continuing operations	2,639	1,855	13,467	12,614
Income/(loss) from discontinued operations, net of income taxes	(993)	(583)	(388)	5,607
Net income	$ 1,646	$ 1,272	$ 13,079	$ 18,221

Basic earnings per share:
Continuing operations	$ 0.21	$ 0.15	$ 1.10	$ 1.03
Discontinued operations	(0.08)	(0.05)	(0.03)	0.46
Total	$ 0.13	$ 0.10	$ 1.07	$ 1.49
Diluted earnings per share:
Continuing operations	$ 0.21	$ 0.15	$ 1.09	$ 1.02
Discontinued operations	(0.08)	(0.05)	(0.03)	0.45
Total	$ 0.13	$ 0.10	$ 1.06	$ 1.47

Cash dividends per share	$ 0.21	$ 0.21	$ 0.63	$ 0.63

Weighted average shares, basic	12,297	12,240	12,280	12,227
Weighted average shares, diluted	12,379	12,362	12,387	12,400

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	March 31,
(In thousands)	2008	2007
Cash flows from operating activities
Net income	$ 13,079	$ 18,221
Income/(Loss) from discontinued operations	(388)	5,607
Income from continuing operations	13,467	12,614
Adjustments to reconcile net income to net cash flows:
Depreciation and amortization	12,525	11,195
Stock-based compensation	1,506	1,338
Gain from sale of investments, real estate and equipment	(122)	(813)
Contributions to defined benefit plans	-	(4,260)
Non-cash portion of restructuring charge	34	-
Net changes in operating assets and liabilities	(4,694)	4,377
Net cash provided by operating activities - continuing operations	22,716	24,451
Net cash (used for) operating activities - discontinued operations	(187)	(7,108)
Net cash provided by operating activities	22,529	17,343

Cash flows from investing activities
Expenditures for property, plant and equipment	(7,703)	(6,863)
Expenitures for acquisitions, net of cash acquired	-	(95,863)
Proceeds from sale-leaseback transaction	7,239	-
Payment of life insurance premium	(626)	(642)
Proceeds from sale of investments, real estate and equipment	734	1,346
Net cash (used for) investing activities - continuing operations	(356)	(102,022)
Net cash provided by investing activities - discontinued operations	1,701	31,064
Net cash provided by (used for) investing activities	1,345	(70,958)

Cash flows from financing activities
Proceeds from additional borrowings	-	83,305
Payments of debt	(20,480)	(34,696)
Proceeds from stock issued under employee stock plans	254	1,295
Purchase of treasury shares	(723)	(3,150)
Debt issuance costs	(281)	-
Cash dividend paid	(7,736)	(7,705)
Net cash provided by (used for) financing activities	(28,966)	39,049

Effect of exchange rate changes on cash and cash equivalents	1,298	424
Net change in cash and cash equivalents	(3,794)	(14,142)
Cash and cash equivalents at beginning of year	24,057	32,590
Cash and cash equivalents at end of period	$ 20,263	$ 18,448

Cash paid during the period for:
Interest	$ 6,892	$ 4,459
Income taxes	$ 8,158	$ 9,882

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Standex International Corporation

Notes to Unaudited Consolidated Condensed Financial Statements

1)

Management Statement

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the results of operations for the three and nine months ended March 31, 2008 and 2007, the cash flows for the nine months ended March 31, 2008 and 2007 and the financial position of the Company at March 31, 2008.  The interim results are not necessarily indicative of results for a full year.  The unaudited consolidated condensed financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2007.  The consolidated balance sheet at June 30, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2007.

2)

Inventories

Inventories are comprised of the following:

	March 31,	June 30,
	2008	2007
Raw materials	$ 46,330	$ 44,073
Work in process	26,011	23,112
Finished goods	27,968	24,116
Total	$ 100,309	$ 91,301

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying unaudited consolidated condensed statements of income and were $7.3 million and $7.4 million for the three months ended March 31, 2008 and 2007, respectively.  For the nine months ended March 31, 2008 and 2007, distribution costs were $22.0 million and $20.5 million, respectively.  Our gross profit margins may not be comparable to those of other entities due to different classifications of costs and expenses.

3)

Goodwill

Changes to goodwill during the nine months ended March 31, 2008 were as follows:

(in thousands)	Food Service Equipment Group	Air Distribution Products Group	Engraving Group	Engineered Products Group	Hydraulics Products Group	Total
Balance at June 30, 2007	$ 63,236	$ 14,933	$ 18,987	$ 18,696	$ 3,059	$ 118,911
Purchase accounting adjustments	332	-	375	-	-	707
Translation adjustment	-	-	195	660	-	855
Balance at March 31, 2008	$ 63,568	$ 14,933	$ 19,557	$ 19,356	$ 3,059	$ 120,473

4)

  Intangible Assets

Changes to intangible assets during the nine months ended March 31, 2008 were as follows:

(in thousands)	Customer Relationships	Trademarks	Other	Total
Balance at June 30, 2007	$ 17,224	$ 12,095	$ 1,909	$ 31,228
Purchase accounting adjustments	184	105	(333)	(44)
Purchases	-	-	8	8
Amortization expense	(2,401)	-	(986)	(3,387)
Translation adjustment	273	-	-	273
Balance at March 31, 2008	$ 15,280	$ 12,200	$ 598	$ 28,078

Amortization expense for intangible assets was approximately $1.2 million and $1.7 million for the three months ended March 31, 2008 and 2007, respectively and approximately $3.4 million and $2.9 million for the nine months ended March 31, 2008 and 2007, respectively.

5)     Accrued Expenses

Accrued expenses of continuing operations consist of the following:

	March 31,	June 30,
(in thousands)	2008	2007
Compensation and benefits	$ 20,389	$ 21,750
Workers' compensation	7,223	7,430
Accrued warranties	5,047	4,518
Other	14,096	15,672
Total	$ 46,755	$ 49,370

As of March 31, 2008 and June 30, 2007, amounts accrued for compensation and benefits consisted primarily of earned, but unpaid employee compensation, benefits and payroll taxes.  Other accrued expenses consisted primarily of amounts due for audit and tax services, legal services, advertising and insurance.

6)

  Debt

As of September 11, 2007, the Company and its lenders executed two amendments to the $150 million unsecured revolving credit facility (the “facility”), which extended the maturity date to September 11, 2012, and modified certain financial covenants to reflect the recent acquisitions.  In connection with the amendment, the Company incurred approximately $231,000 of arrangement fees and related costs, which have been deferred and are being amortized over the expected term of the facility.  After giving effect to the extended maturity date, the Company’s debt is due as follows at March 31, 2008 (in thousands):

Fiscal Year
For the remainder of fiscal year 2008	$ -
2009	28,754
2010	3,571
2011	3,571
2012 and thereafter	111,944
Total	$ 147,840

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

7)

Sale and Leaseback

On September 24, 2007, Standex Air Distribution Products, Inc. (ADP), a subsidiary of the Company, sold its manufacturing facility located in Philadelphia and leased back approximately two-thirds of the floor space of the facility.  The lease has an initial term of ten years with two consecutive additional five-year options to renew.  The net proceeds from the sale, after transaction and other related costs, were $7.2 million resulting in a gain of approximately $2.3 million.  Under the provisions of sale-leaseback accounting, the transaction was considered a normal leaseback; therefore the realized gain was deferred and is being recognized in proportion to the lease payments expensed over the initial 10-year lease term.  The deferred gain is classified as other non-current liabilities on the balance sheet.  The minimum annual lease payments are approximately:

Fiscal Year
For the remainder of fiscal year 2008	$ 203,000
2009	813,000
2010	624,000
2011	560,000
2012 and thereafter	3,502,000
Total	$ 5,702,000

8)        Retirement Benefits

The Company adopted certain provisions of FASB No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- an amendment of FASB Statements No. 87, 88, 106 and 123(R) (SFAS 158), on June 30, 2007.  The Company changed its measurement date to June 30, effective July 1, 2007.

The effect of adopting the change in measurement date provisions of SFAS 158 as of July 1, 2007 were as follows:

(In thousands)	Before Application of SFAS 158 Measurement Date Provision	Effect of Adoption	After Application of SFAS 158 Measurement Date Provision

Prepaid pensions asset	$ 8,256	$ 5,041	$ 13,297
Non-current liability for post-retirement benefits	19,463	(10,926)	8,537
Deferred tax assets	23,694	(5,838)	17,856
Accumulated other comprehensive income (loss)	41,218	(11,056)	30,162
Retained earnings	426,171	(927)	425,244
Total stockholders' equity	204,431	10,129	214,560

Net periodic benefit cost for the three and nine months ended March 31, 2008 and 2007 included the following components:

	U.S. Plans
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2008	2007	2008	2007
Service cost	$ 189	$ 1,101	$ 2,964	$ 3,303
Interest cost	3,076	3,065	9,229	9,195
Expected return on plan assets	(4,192)	(4,067)	(12,577)	(12,201)
Recognized net actuarial loss	549	1,011	1,646	3,033
Amortization of prior service cost	49	43	146	129
Amortization of transition obligation (asset)	-	1	1	3
Curtailment	-	-	-	334
Net periodic benefit cost	$ (329)	$ 1,154	$ 1,409	$ 3,796
	Pension Benefits
	Non-U.S. Plans
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2008	2007	2008	2007
Service cost	$ 44	$ 45	$ 133	$ 135
Interest cost	514	458	1,544	1,374
Expected return on plan assets	(512)	(375)	(1,536)	(1,125)
Recognized net actuarial loss	164	7	492	21
Amortization of prior service cost (credit)	(16)	217	(48)	651
Amortization of transition obligation (asset)	-	-	-	-
Curtailment	-	-	-	-
Net periodic benefit cost	$ 194	$ 352	$ 585	$ 1,056

	Other Post-Retirement Benefits
	U.S. Plans
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2008	2007	2008	2007

Service cost	$ 3	$ 5	$ 8	$ 16
Interest cost	31	32	93	96
Expected return on plan assets	-	-	-	-
Recognized net actuarial loss (gains)	(23)	(14)	(69)	(42)
Amortization of prior service cost	-	-	-	-
Amortization of transition obligation	56	56	169	169
Curtailment	-	-	-	-
Net periodic benefit cost	$ 67	$ 79	$ 201	$ 239

The nine months ended March 31, 2007 includes a curtailment charge of $334,000 recorded as a result of the disposition of the Consumer Group.  There were no contributions to the defined benefit plan for the quarter ended March 31, 2008, and $816,000 for the quarter ended March 31, 2007.  There were no contributions to pension plans for the nine months ended March 31, 2008, and $4.3 million for the nine months ended March 31, 2007.  Current benefits for the U.S. salaried employee plan and Standex Supplemental Retirement Plan (SERP) were frozen at December 31, 2007 and an enhanced 401K plan was introduced, including increased employer contributions for eligible employees.

9)

Income Taxes

The Company's effective tax rate for the three months ended March 31, 2008 was 32.8% compared with 11.5% for the same period last year.  The effective tax rate for the third quarter of fiscal 2007 reflects the impact of the reversal of income tax contingency reserves that were determined to be no longer needed due to the expiration of the applicable statutes of limitations.  The Company's effective tax rate for the nine months ended March 31, 2008 was 34.4% compared with 28.4% for same period last year.  The lower effective tax rate for the nine months ended March 31, 2007 relates primarily to the tax reversal mentioned above.

The Company has adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of July 1, 2007.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, by prescribing the minimum recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return is required to meet before being recognized in the financial statements.  As a result of the implementation of FIN 48, the Company did not recognize any change in its liability for unrecognized tax benefits.

At the adoption date of July 1, 2007 the total amount of gross unrecognized tax benefits was approximately $2.8 million.  If these benefits were recognized in a future period, the entire amount of unrecognized tax benefit would impact the Company’s effective tax rate.  The total amount of gross unrecognized tax benefits at March 31, 2008 was approximately $3.0 million.  The increase is primarily attributable to tax positions taken in the current year.

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

Years Ending
Country	June 30,
United States	2004 to 2007
Canada	2004 to 2007
Ireland	2004 to 2007
Portugal	2004 to 2007
United Kingdom	2006 to 2007

The Company’s policy is to include interest expense and penalties related to unrecognized tax benefits within the provision for income taxes on the condensed consolidated statements of income.  At March 31, 2008 and at the date of adoption, the Company had approximately $656,000 and $447,000, respectively, accrued for interest expense on unrecognized tax benefits.

10)

Earnings Per Share

A reconciliation of the number of shares used in the computation of basic and diluted earnings per share is shown below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2008	2007	2008	2007
Weighted average common stock issued and outstanding, end of period	12,297	2,240	12,280	12,227
Weighted average dilutive common stock equivalents	82	122	107	173

Weighted average common stock and dilutive common stock equivalents outstanding	12,379	12,362	12,387	12,400

Potentially Dilutive Common Stock Equivalents

Options to purchase shares of common stock with exercise prices in excess of the average market price of common shares are not included in the computation of diluted earnings per share.  During the three months ended March 31, 2008 and 2007 there were 75,800 and 3,200 outstanding options, respectively, not included in the diluted earnings per share computation. During the nine months ended March 31, 2008 and 2007, options to purchase 32,900 and 3,500 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

In addition 126,000 performance stock units are excluded from the diluted earnings per share calculation as the performance criteria have not been met as of March 31, 2008.

11)

Comprehensive Income

Total comprehensive income and its components for the three and nine months ended March 31, 2008, and 2007, were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net income:	$ 1,646	$ 1,272	$ 13,079	$ 18,221
Other comprehensive gains:
Change in fair value of pension assets and liabilities	538	-	1,626	-
Foreign currency translation adjustment	868	1,250	4,119	1,608
Comprehensive income	$ 3,052	$ 2,522	$ 18,824	$ 19,829

The components of accumulated other comprehensive (loss) are as follows:

	March 31,	June 30,
(in thousands)	2008	2007
Foreign currency translation adjustment	$ 18,803	$ 14,684
Unrealized pension losses (net of tax benefit of $16,542 and $23,904 as of
March 31, 2008, and June 30, 2007, respectively)	(28,536)	(41,217)
Accumulated other comprehensive loss	$ (9,733)	$ (26,533)

12)

Restructuring

The Company periodically incurs costs associated with activities to close underutilized facilities, relocate operations or other exit related activities.  In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, these charges are recorded when a liability has been incurred or a severance plan was initiated.  A summary of these charges is as follows:

	Nine Months Ended March 31,
	2008		2007
	Cash Expended	Accrual	Cash Expended	Accrual
Involuntary employee severance & benefit costs	$ 109	$ 34	$ 49	$ 20
Shutdown costs	71	-	221	45
Total	$ 180	$ 34	$ 270	$ 65

	March 31,	June 30,
Accrual Balances	2008	2007
Balance, beginning of period	$ -	$ 105
Payments	(180)	(391)
Additional accrual	214	286
Balance, end of period	$ 34	$ -

During the three months ended March 31, 2008, the Company announced the closure of an Electronics facility in Waterloo, Ontario, Canada.  This closure, which is intended to reduce our global manufacturing footprint and generate operational efficiencies, resulted in the termination of 44 employees.  Restructuring costs of $214,000 were incurred and are identified separately as a component of operating expenses.  The majority of the restructuring costs were related to severance which totaled $143,000.  Although almost all expenses associated with this restructuring have been incurred through March 31, 2008, the expected completion date of the closure will not occur until the middle of the fourth quarter of fiscal 2008.  The accrual balance relating to restructuring charges at March 31, 2008 was $34,000.

All restructuring costs in the nine months ended March 31, 2008, and 2007 relate to the Engineered Products segment.

13)

Contingencies

The Company is a party to a number of actions filed or has been given notice of potential claims and legal proceedings related to environmental, commercial disputes, employment matters and other matters generally incidental to its business.  Liabilities are recorded when the amount can be reasonably estimated and the loss is deemed probable.  Management has evaluated each of these matters based, in part, upon the advice of its in-house legal personnel and independent environmental consultants.

During the quarter, the US Environmental Protection Agency ("EPA") requested the Company's participation at a site in Cleveland, Ohio, where the EPA plans to remove various PCB-contaminated materials and soils.  The site is the former location of the Club Products and Monarch Aluminum divisions, where the Company leased the building and conducted operations from 1967-1979.  The Company is currently evaluating the extent of its involvement at the site and has established an accrual in the amount of $2.0 million relating to discontinued operations.

Management has considered other matters and believes the ultimate resolution will not be material to the Company's financial position, results of operations or cash flows.

14)

Segment Information

Our reportable segments are strategic business units or divisions that offer different products sold into different end markets. These units have separate financial information that is evaluated by management.  The Company is composed of five business segments.  There are no intersegment sales for the periods presented.  Information concerning the operations in these reportable segments is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2008	2007	2008	2007
Net Sales:
Food Service Equipment Group	$ 90,604	$ 82,409	$ 282,483	$ 207,630
Air Distribution Products Group	19,468	26,013	69,982	83,825
Hydraulics Products Group	9,257	9,480	26,114	27,755
Engraving Group	24,278	20,868	68,312	64,016
Engineered Products Group	25,395	21,893	69,876	66,195
Total	$ 169,002	$ 160,663	$ 516,767	$ 449,421

Income from Operations
Food Service Equipment Group	$ 6,143	$ 3,561	$ 23,997	$ 11,814
Air Distribution Products Group	(481)	(310)	(83)	3,539
Hydraulics Products Group	1,105	1,157	3,349	3,860
Engraving Group	2,712	1,961	6,611	6,645
Engineered Products Group	2,424	2,787	8,825	7,440
Corporate and other	(4,915)	(4,306)	(13,588)	(10,063)
Restructuring	(214)	(45)	(214)	(335)
Total	6,774	4,805	28,897	22,900
Other non-operating expenses	(2,847)	(2,710)	(8,356)	(5,288)

Income from continuing operations before income taxes	$ 3,927	$ 2,095	$ 20,541	$ 17,612

15)

Discontinued Operations

During the three months ended March 31, 2008, the Company recorded an adjustment of $230,000 (net of taxes of $123,000) in discontinued operations associated with favorable workers compensation claims.

On September 27, 2007, the Company sold certain land, buildings and improvements related to the former Standard Publishing business, which is being accounted for as a discontinued operation, for net proceeds of $1.6 million in cash.  The Company recorded a gain on the disposal of $605,000 (net of taxes of $302,000) in the three months ended September 30, 2007.

In March 2006, we entered into a plan to dispose of certain assets of our USECO product lines.  During the second quarter of fiscal 2007, we were able to complete the sale of the under-sink food disposals product line resulting in a gain on the sale of a portion of USECO business of approximately $541,000 (net of taxes of $17,000) offset by losses from the USECO operations.  In addition to the gain recognized on the sale of the under-sink food disposals product line the results from discontinued operations during the nine months ended March 31, 2007 include the gains recognized upon the completion of the sales of the Standard Publishing and the Berean Christian Stores.  In the nine months ended March 31, 2007, we recognized a gain on disposal of the Standard Publishing and Berean Christian Stores businesses totaling $6.9 million (net of taxes of $4.0 million).  Substantially all of the assets of the Standard Publishing and Berean Christian Stores businesses were sold in July 2006 and August 2006, respectively.  Accordingly, we reported income from discontinued operations of approximately $5.6 million (net of taxes) in the nine months ended March 31, 2007.

The following summarizes the activities associated with discontinued operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2008	2007	2008	2007
Net sales	$ -	$ 73	$ -	$ 4,589
Income/(loss) from discontinued operations	-	(851)	-	(2,018)
Income tax (provision)/benefit	(41)	300	(41)	722
Change in reserves, net of tax of $123 and $0 for both the three and nine months ended March 31.	230	-	230	-
Environmental loss contingency, net of tax benefit of $734 and $0 for both the three and nine months ended March 31.	(1,266)	-	(1,266)	-
Gain/(loss) on disposal, net of tax of $43 and $33 for the three months ended March 31 and $306 and $3,968 for the nine months ended March 31	84	(32)	689	6,903
Net income/(loss) from discontinued operations	$ (993)	$ (583)	$ (388)	$ 5,607

The Company had accrued liabilities related to discontinued operations of $1.7 million and $821,000 at March 31, 2008 and June 30, 2007, respectively.  The increase in accrued liabilities is primarily a result of an environmental loss contingency.  Other costs in the accrued liabilities balance are related to accrued rent and warranty costs.

16)     New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (FAS 157).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements.  FAS 157 becomes effective for financial assets and liabilities for us on July 1, 2008 and for nonfinancial assets and liabilities on July 1, 2009.    Upon adoption, the provisions of FAS 157 are to be applied prospectively with limited exceptions.  We are currently evaluating the potential impact of FAS 157 on our financial position and results of operations.

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

In December 2007, the FASB issued SFAS 141 (Revised 2007), “Business Combinations” (FAS 141R).  FAS 141R will change the accounting for business combinations. Under FAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  FAS 141R applies prospectively to business combinations for which the acquisition date is on or after July 1, 2009.

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

Overview

We are a leading manufacturer of a variety of products and services for diverse industrial market segments.  We have five reporting segments:  Food Service Equipment Group, Air Distribution Products Group (ADP), Engraving Group, Hydraulics Products Group and Engineered Products Group.  Through the execution of our focused diversity strategy, we have transformed ourselves from a company comprised of a mix of consumer and industrial businesses to one that is now exclusively a manufacturer of products sold to commercial and industrial customers.  Our objective is to identify those of our businesses which hold the greatest potential for profitable growth, and direct our resources to supporting both organic growth and acquisition initiatives in those businesses.  In fiscal 2007, we made two significant acquisitions in the Food Service Equipment Group which have broadened our presence in the diverse food service equipment sector.  In addition, we are seeking to expand our markets to geographic locations where we have not previously had a presence, such as Turkey and the Czech Republic, where we have established mold texturizing operations, and China, where multiple divisions are manufacturing product for our North American customer base, as well as the domestic Chinese market.

We continue to focus on operational excellence, by reducing our operating costs and improving the management of our working capital.  For example, we are sourcing an increasing percentage of our raw materials and components from lower cost producers, primarily offshore, relocating manufacturing operations to lower cost countries such as Mexico and China, substituting materials where appropriate and implementing lean manufacturing processes throughout our operations.  Optimizing our plant footprint is something we continuously strive for which was evidenced this quarter with the restructuring that occurred within the Engineered Products Group.

Difficult economic conditions persist in two of the domestic markets we serve – new residential construction and heavy construction vehicles.  The timing of recovery in these markets is still not clear, so a focus on cost reduction and efforts to increase market share are ongoing to mitigate the effects of conditions in these markets.  We have also seen a significant increase in the cost of steel in the third quarter of fiscal 2008.  Steel is used by many of our business units, and a continuation of higher steel costs in subsequent quarters will challenge our efforts to mitigate the effects of any continued economic downturn.  When practicable, we seek to pass input cost increases on to our customers.

There are a number of key external factors other than general business and economic conditions that can impact the performance of our businesses.  The key factors affecting each business are described below in the segment analysis.

There are several items that affect the comparability of our performance information between the periods discussed in this report including the impact of Food Service Equipment acquisitions made in January 2007.

We monitor a number of key performance indicators including net sales, gross margin, selling, general and administrative expenses, income from operations, backlog, liquidity and capital resources.  A discussion of these key performance indicators is included within the discussion below.  Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations:

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net Revenues

The following table presents segment net revenues and segment net revenues expressed as a percentage of total net revenues for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008		2007
(in thousands)	Net Revenues	% Net Revenues	Net Revenues	% Net Revenues	$ Change	% Change
Net Revenues:
Food Service Equipment Group	$ 90,604	53.6%	$ 82,409	51.3%	$ 8,195	9.9%
Air Distribution Products Group	19,468	11.5%	26,013	16.2%	(6,545)	(25.2%)
Hydraulics Products Group	9,257	5.5%	9,480	5.9%	(223)	(2.4%)
Engraving Group	24,278	14.4%	20,868	13.0%	3,410	16.3%
Engineered Products Group	25,395	15.0%	21,893	13.6%	3,502	16.0%
Total Net Revenues	$ 169,002	100.0%	$ 160,663	100.0%	$ 8,339	5.2%

Three Months Ended
March 31,
(In thousands)	2008
Net sales, prior period	$ 160,663
Components of change in sales:
Effect of exchange rates	2,968
Organic sales change	5,371
Net sales, current period	$ 169,002

Net sales for the three months ended March 31, 2008 increased $8.3 million, or 5.2%, to $169.0 million from $160.7 million for the three months ended March 31, 2007.  Excluding the effects of exchange rates, net sales for the three months ended March 31, 2008 increased $5.4 million, or 3.3%, when compared to the three months ended March 31, 2007.  The increase in net sales is due to strong organic sales growth within the Food Service Equipment, Engineered Products and Engraving Groups, partially offset by sales declines within the ADP and Hydraulics Product segments.  Sales in these segments were lower due to continued downturns in new residential construction and the heavy construction vehicle market, respectively.

Food Service Equipment Group

Net sales in the third quarter of fiscal 2008 increased $8.2 million, or 9.9%, over the same period one year earlier.  When removing the effect of foreign exchange rate impact, sales increased $7.5 million, or 9.1%, when compared with the prior year period.  Strong sales growth totaling $4.4 million was generated by our walk-in cooler and refrigerated cabinet businesses, due in part to increased orders by key customers at Master-Bilt and Nor-Lake.  These same businesses have also begun to expand geographically into Canada.  At Master-Bilt we have also successfully addressed quality and delivery issues that had impacted sales in the prior year quarter.  Additionally, our BKI division produced sales gains of $791,000, or 11.0%, primarily due to customer gains in the supermarket and grocery store markets at its United Kingdom division.  The AAI division experienced a 2.6% decline as market softening impacted restaurant expansion and equipment rollouts throughout their customer base.  American Food Service (AFS), a division within the Food Service Equipment Group acquired in fiscal year 2007, specializing in custom-fabricated food service merchandizing systems, also recorded strong organic sales growth of $1.3 million, or 23.4%, as this business benefited from growth at new and existing dealers, food service chains and food service consultants.

Air Distribution Products Group

Net sales decreased $6.5 million, or 25.2%, from the third quarter of fiscal 2007.  The decrease is the result of a continuing downturn in new residential home construction markets that the Group serves.  Housing starts on a nationwide basis continued their downward trend to twenty year lows.  ADP is continuing to focus its efforts on increasing market share including increasing sales growth in the big box retail locations and seeking further geographical penetration with several national and regional wholesalers by leveraging its nationwide manufacturing capabilities.  Recently this business has begun to benefit from market share gains at several wholesalers located in Texas and the southeast and northeast regions of the country.

Hydraulics Products Group

Net sales decreased $223,000, or 2.4%, for the three months ended March 31, 2008 when compared with the three months ended March 31, 2007.  Conditions in the domestic dump truck and dump trailer market continued to be depressed, due to general economic conditions.  The sales decline in the domestic market has been partially offset by increased export sales to Mexico, Latin America, the Middle East and China.

Engraving Group

Net sales increased by $3.4 million, or 16.3%, when compared to the same period one year ago.  After removing the effect of foreign exchange rate impact, sales increased $1.8 million, or 8.5%.  North American sales improved $1.3 million as mold texturizing projects for automotive OEM’s that had been delayed for several quarters were fully on line during the quarter.  This growth in mold texturizing sales was partially offset by weaker sales in the North America Roll, Plate and Machinery business totaling $1.1 million.  This business was impacted by a slowdown in our customers capital spending caused by the affect of the significant downturn in the domestic residential housing market.  Organic growth for the Group’s international operations resulted in a $1.2 million revenue increase, due primarily to increased sales to automotive customers, and increased mold texturizing sales volume at the Group’s locations in China, Turkey and the Czech Republic.

Engineered Products Group

Net sales increased $3.5 million, or 16.0%, for the three months ended March 31, 2008 when compared to the prior year quarter.  Spincraft continued to experience robust demand across its energy, aviation and aerospace end-user markets.  During the quarter, Spincraft completed the installation of additional capital equipment required to address the increased sales demand that this business expects to experience over the next several years.  The ramp up in production from this new capital investment will occur over the next several quarters.

Net sales for the Electronics business unit were flat when compared with the same period one year earlier.  Electronics experienced a sales decline in the automotive, security, HVAC, and appliance markets, due to the housing downturn, offset by sales growth in its aerospace and industrial businesses.

Gross Margin

Gross margin increased to 28.3% for the third quarter of fiscal 2008 from 27.0% in the same quarter of the prior year.  With the exception of the Engineered Products Group, gross margins increased in each segment.  The margin decline in the Engineered Products Group is due to a change in the product mix, manufacturing inefficiencies related to the processing of several new customer products and the increased cost of rhodium which is used in the manufacturing of reed switches within the Electronics division.  During the three months ended March 31, 2008 costs of goods sold were favorably impacted by lower workers compensation expense.  A favorable experience rate and a reduction in payroll covered under the workers compensation policies led to the $1.4 million favorable reduction during the period.

Operating Expenses

The following table summarizes significant items included in our selling, general and administrative expenses along with the impact from acquisitions for the three months ended March 31, 2008 and 2007:

	March 31,	March 31,
(in thousands)	2008	2007
Employee compensation and benefits	$ 19,111	$ 17,143
Depreciation and amortization	1,222	2,067
Freight out	5,808	5,270
Professional Fees	2,038	845
Selling Expenses	4,938	4,260
Other	7,676	9,005
Totals relating to selling, general and administrative expense	$ 40,793	$ 38,590

Selling, general and administrative expenses as a percentage of applicable net revenues	24.1%	24.0%

The $2.2 million increase in selling, general and administrative expense from last year was due primarily to increased employee compensation and benefits related to improved performance.  Selling expenses increased as a result of increased sales and professional fees also increased due to executive search fees associated with the hiring of key employees within the organization.

As a percentage of net revenue, selling, general and administrative expense in the third quarter was 24.1%, slightly above 24.0% last year.  Other selling, general and administrative expenses includes such expenses as repairs and maintenance fees, communication costs, travel and entertainment expense, gain and losses from sale of assets and other operating expenses.

Restructuring Charges

During the three months ended March 31, 2008, the Company announced the closure of an Electronics facility in Waterloo, Ontario, Canada.  This closing, which is intended to reduce our global manufacturing footprint and generate operational efficiencies, resulted in the termination of 44 employees.  Restructuring costs of $214,000 were incurred and are identified separately as a component of operating expenses.  The majority of the restructuring costs were related to severance which totaled $143,000.  Other costs associated with the restructuring were equipment relocation costs, human resource fees and legal fees.  Although almost all expenses associated with this restructuring have been incurred through March 31, 2008, the expected completion date of the consolidation will not occur until the middle of the fourth quarter of fiscal 2008.  The accrual balance relating to restructuring charges at March 31, 2008 was $34,000.

Income from Operations

The following table presents segment income from operations in dollars and expressed as a percentage of net revenue for the respective segments for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008		2007
(in thousands)	Income from Operations	% of Segment Revenue	Income from Operations	% of Segment Revenue	$ Change	% Change
Income from Operations:
Food Service Equipment Group	$ 6,143	6.8%	$ 3,561	4.3%	$ 2,582	72.5%
Air Distribution Products Group	(481)	(2.5%)	(310)	(1.2%)	(171)	(55.2%)
Hydraulics Products Group	1,105	11.9%	1,157	12.2%	52)	(4.5%)
Engraving Group	2,712	11.2%	1,961	9.4%	751	38.3%
Engineered Products Group	2,424	9.5%	2,787	12.7%	363)	(13.0%)
Subtotal	11,903	7.0%	9,156	5.7%	2,747	30.0%
Corporate	(5,103)	-	(4,298)	-	(805)	(18.7%)
Restructuring	(214)	-	(45)	-	(169)	(375.6%)
Other	188	-	(8)	-	196	2450.0%
Total Income from Operations	$ 6,774	-	$ 4,805	-	$ 1,969	41.0%

Income from operations for the third quarter of fiscal 2008 was $6.8 million, or 41.0% higher than the $4.8 million reported for the same period a year ago.  Improvements in operating income were realized in our Food Service Equipment and Engraving Groups segments.  Each year during the third quarter the Company completes an analysis on our workers compensation accrual.  Based on this analysis, operating income increased by $835,000 compared to the prior year period due to a favorable improvement in the annual workers compensation adjustment.  The increase to selling, general and administrative expenses of $2.2 million unfavorably impacted the change in income from operations.  An explanation by segment follows.

Food Service Equipment Group

Income from operations for the third quarter of fiscal 2008 increased $2.6 million, or 72.5%, when compared to the same period one year earlier.  The increase is due to increased sales volume across the Group’s businesses as well as purchasing cost reductions and improved scrap, warranty and productivity performance.

Air Distribution Products Group

Income from operations decreased $171,000, or 55.2%, from the same period one year earlier primarily due to a combination of higher steel costs and lower sales volume partially offset by improved material productivity.  In response to the continued weak residential construction outlook, ADP continues to focus efforts on actions to increase market share and reduce steel costs.

Management’s present assessment of goodwill related to the ACME/Alco Manufacturing acquisition is that a triggering event has not occurred.  The Company performs its annual assessment for goodwill impairment in the fourth quarter of each fiscal year.

Hydraulics Products Group

Income from operations decreased $52,000, or 4.5%, due primarily to lower sales volume.

Engraving Group

Income from operations increased by $751,000, or 38.3%, when compared to the same quarter in the prior year.  Increased mold texturizing sales to automotive OEM’s in both North America and the international operations contributed to the growth in operating income as the business benefited from higher margin programs, improved facility utilization and improved productivity due to lean initiatives and the broader use of digital processing techniques.  The growth in income from operations was partially offset by lower sales from the Roll, Plate, and Machinery division where market conditions, including the U.S. residential construction downturn, and our customers lower capital spending have negatively impacted sales volume.

Engineered Products Group

Income from operations decreased $363,000, or 13.0%, when compared to the same period one year earlier.  During the third quarter a reserve of $470,000 was established in connection with a contract dispute.  In addition, operating income for this group was favorably impacted by increased sales volume which was offset by a change in the product mix, manufacturing inefficiencies related to the processing of several new customer products and the increased cost of rhodium which is used to make many of the products within the Electronics division.  Efforts are underway to significantly reduce the usage of rhodium by substituting lower cost material and to improve manufacturing efficiencies through the use of lean techniques and improved manufacturing processes.

Corporate

Corporate expenses of approximately $5.1 million in the third quarter of fiscal 2008 were $805,000 higher than in the same quarter of the prior year.  The increase in expense was primarily associated with executive search fees for the hiring of key employees within the organization.

Other Operating Income

Other operating income increased $196,000, when compared to the same quarter in the prior year.  During the three months ended March 31, 2008, the Company sold a trademark relating to General Slicing a division formerly within the USECO Consumer Group.

Non-Operating Income and Expense

The following table presents interest expense incurred in connection with debt borrowings for the periods presented and other non-operating miscellaneous income or expense:

	Three Months Ended March 31,
(in thousands)	2008	2007	$ Change	% Change
Interest expense	$ 2,257	$ 2,789	$ (532)	-19.1%
Other non-operating (income) expense	$ 590	$ (79)	$ 669	846.8%

Interest expense decreased in the three months ended March 31, 2008, as compared with the three months ended March 31, 2007.  This reduction is due to a $14.5 million decrease in the amount of debt relating to the Credit Facility as well as a weighted average interest rate of 4.0% for the quarter ended March 31, 2008 compared to 6.0% for the quarter ended March 31, 2007.

Income Taxes

The following table presents the income tax provision and effective tax rates for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(in thousands)	2008	2007
Income tax provision	$ 1,288	$ 240
Effective tax rate	32.8%	11.5%

The effective tax rate in the three months ended March 31, 2008 was higher than the effective tax rate in the three months ended March 31, 2007 primarily due to the impact of the reversal of income tax contingency reserves of $593,000 in the third quarter of fiscal 2007.  These reserves were determined to be no longer needed due to the expiration of the applicable statutes of limitations.  Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, foreign or state tax laws, future expansion into areas with varying foreign, state or local income tax rates, and the deductibility of certain costs and expenses by jurisdiction.

Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007

Net Revenues

The following table presents segment net revenues and segment net revenues expressed as a percentage of total net revenues for the nine months ended March 31, 2008 and 2007:

	2008		2007
(in thousands)	Net Revenues	% Net Revenues	Net Revenues	% Net Revenues	$ Change	% Change
Net Revenues:
Food Service Equipment Group	$ 282,483	54.7%	$ 207,630	46.2%	$ 74,853	36.1%
Air Distribution Products Group	69,982	13.5%	83,825	18.7%	(13,843)	(16.5%)
Hydraulics Products Group	26,114	5.1%	27,755	6.2%	(1,641)	(5.9%)
Engraving Group	68,312	13.2%	64,016	14.2%	4,296	6.7%
Engineered Products Group	69,876	13.5%	66,195	14.7%	3,681	5.6%
Total Net Revenues	$ 516,767	100.0%	$ 449,421	100.0%	$ 67,346	15.0%

Nine Months Ended
March 31,
(In thousands)	2008

Net sales, prior period	$ 449,421
Components of change in sales:
Effect of acquisitions	51,285
Effect of exchange rates	7,373
Organic sales change	8,688
Net sales, current period	$ 516,767

Net sales for the nine months ended March 31, 2008 increased $67.3 million, or 15.0%, to $516.8 million from $449.4 million for the nine months ended March 31, 2007.  The increase in net sales is due to the acquisitions within the Food Service Equipment Group and solid organic sales growth within that Group.  Strong sales growth in the Engraving and Engineered Products Groups was also experienced, which was offset by sales declines in the ADP and Hydraulics Products Groups.  The Food Service Equipment Group acquisitions of AAI and AFS completed in January 2007 contributed approximately $51.3 million in revenues.  Excluding the effects of acquisitions and foreign exchange rate impact, net sales for the nine months ended March 31, 2008 increased $8.7 million, or 1.9%, when compared to the nine months ended March 31, 2007.  Sales were negatively impacted in the ADP and Hydraulics Products Groups due to continued recessionary conditions in new residential construction and the heavy construction vehicle market, respectively.  Sales in the Engraving Group increased in part due to the weakening US dollar which continues to positively impact sales overseas.  Net sales for the Engineered Products Group increased over the same period in the prior year due to sales growth at the Spincraft business relating to the tooling and hardware for NASA’s Orion rocket program.

Food Service Equipment Group

Net sales in the nine months ended March 31, 2008 increased $74.9 million, or 36.1%, over the same period one year earlier.   Acquisitions accounted for $51.3 million of the increase year over year, while the effects of foreign exchange rates on sales added an additional $2.0 million.  When removing the effect of acquisitions and foreign exchange rate impact, organic sales increased for the nine months ended March 31, 2008, by $21.6 million, or 10.4%, when compared with the nine months ended March 31, 2007.  An increase of $17.0 million was posted in our walk-in cooler and refrigerated cabinet businesses generally due to strong demand by key customers.  We have also begun to expand geographically into Canada at Master-Bilt and Nor-Lake.  BKI also had recorded good sales growth with increased sales in the supermarket and grocery store markets within the United Kingdom totaling $3.3 million.

Air Distribution Products Group

Net sales for the nine months ended March 31, 2008, decreased $13.8 million, or 16.5%, when compared with the nine months ended March 31, 2007.  The decrease is the result of an ongoing downward trend in the new residential home construction markets that we serve.  ADP is continuing to pursue opportunities to capture market share through increased sales in the big box retail locations and further geographical penetration with several national wholesalers by leveraging its nationwide manufacturing capabilities.

Hydraulics Products Group

Net sales decreased $1.6 million, or 5.9%, from $27.8 million for the nine month period ending March 31, 2007, to $26.1 million for the nine month period ending March 31, 2008.  The decrease was attributable to the continuing weak market conditions in the domestic dump truck and dump trailer markets.  The sales decline in the domestic market has been partially offset by increased export sales to Mexico, Latin America, the Middle East and China.

Engraving Group

Net sales increased by $4.3 million, or 6.7%, when compared to the same period one year ago.  When removing the effect of foreign exchange rate impact, sales increased $484,000, or 0.8%.  Sales increased from the Group’s mold texturizing locations around the world.  The increase in mold texturizing sales was offset by lower demand for the Group’s North America roll, and plate engraving and machinery businesses caused by the downturn in the US residential housing market.

Engineered Products Group

Net sales increased $3.7 million, or 5.6%, when compared to the same period one year earlier.  We continue to see robust demand across our energy, aviation and aerospace end-user markets.  In order to efficiently complete the contracts we have been awarded during the past year, the division successfully completed the installation of several major machine tools during the nine months ending March 31, 2008 to support the sales growth we are experiencing in this business.

During the second quarter of fiscal 2008, Spincraft entered into a sales contract for tooling and hardware for NASA’s Orion rocket program for $8.2 million.   The first two deliverable milestones were completed during the nine months ended March 31, 2008, and approximately $2.3 million of revenue was recognized.  The next two deliverable milestones are expected to be completed during the fourth quarter.

For the nine months ended March 31, 2008, net sales for the Electronics division were flat when compared with the nine months ended March 31, 2007. Lower sales to the automotive, security, HVAC and appliance markets were offset by higher sales to aerospace and industrial market segments.

Gross Margin

Gross margin increased to 28.8% for the nine months ended March 31, 2008 compared to 27.8% in the same period of the prior year.  Gross margin increased in the Food Service Equipment Group partially due to the acquisitions of AAI and AFS.  Gross margin decreased in all of our remaining segments.  During the third fiscal quarter costs of goods sold were favorably impacted by lower workers compensation expense.  A favorable experience rate and a reduction in payroll covered under the workers compensation policies led to the $1.4 million favorable reduction during the period.

Operating Expenses

The following table summarizes significant items included in our selling, general and administrative expenses for the nine months ended March 31, 2008 and 2007:

			March 31,
	March 31,	Effect from	2008 (Net of	March 31,
(in thousands)	2008	Acquisitions	Acquisitions)	2007
Employee compensation and benefits	$ 55,165	$ 5,166	$ 49,999	$ 48,065
Depreciation and amortization	4,391	1,507	2,884	3,814
Freight out	17,461	1,693	15,768	15,236
Professional Fees	6,021	390	5,631	3,628
Selling Expenses	15,443	2,769	12,674	11,427
Other	21,070	2,065	19,005	19,561
Totals relating to selling, general and administrative expense	$ 119,551	$ 13,590	$ 105,961	$ 101,731

Selling, general and administrative expenses as a percentage of applicable net revenues	23.1%	26.9%	22.8%	22.6%

The $17.8 million increase in selling, general and administrative expense from last year related primarily to our acquisitions of AAI and AFS in January 2007.  The reversal of expense for $1.5 million for performance-based awards for the period ended June 30, 2007 contributed to the increase in employee compensation and benefits.  The gain of approximately $1.1 million associated with the sale of land connected to our corporate headquarters was recorded in the first nine months of fiscal 2007 also contributed to the total increase of selling, general and administrative expenses.

As a percentage of net revenue, selling, general and administrative expense in the first three quarters of fiscal 2008 increased to 22.8%, net of acquisitions, from 22.6% for the same period in the prior year.  Other selling, general and administrative expenses include such expenses as repairs and maintenance fees, communication costs, travel and entertainment expense, gain and losses from sale of assets, and other operating expenses.

Income from Operations

The following table presents segment income from operations in dollars and expressed as a percentage of net revenues for the respective segments for the nine months ended March 31, 2008 and 2007:

	Nine Months Ended March 31,
	2008		2007
(in thousands)	Income from Operations	% of Segment Revenue	Income from Operations	% of Segment Revenue	$ Change	% Change
Income from Operations:
Food Service Equipment Group	$ 23,997	8.5%	$ 11,814	5.7%	$ 12,183	103.1%
Air Distribution Products Group	(83)	0.1%	3,539	4.2%	(3,622)	(102.3%)
Hydraulics Products Group	3,349	12.8%	3,860	13.9%	(511)	(13.2%)
Engraving Group	6,611	9.7%	6,645	10.4%	(34)	(0.5%)
Engineered Products Group	8,825	12.6%	7,440	11.2%	1,385	18.6%
Subtotal	42,699	8.3%	33,298	7.4%	9,401	28.2%
Corporate	(13,914)	-	(11,126)	-	(2,788)	(25.1%)
Restructuring	(214)	-	(335)	-	121	36.1%
Other	326	-	1,063	-	(737)	(69.3%)
Total Income from Operations	$ 28,897	-	$ 22,900	-	$ 5,997	26.2%

Income from operations for the first three quarters of fiscal 2008 was $28.9 million, or 26.2% higher than the $22.9 million reported for the same period one year ago.  Improvements in operating income were realized in the Food Service Equipment Group and the Engineered Products Groups, with decreases in the other segments.  Each year during the third quarter the Company completes an analysis on our workers compensation accrual.  Based on this analysis, operating income increased by $835,000 compared to the prior year period due to a favorable improvement in the annual workers compensation adjustment.  The increase to selling, general and administrative expenses, net of acquisitions, of $4.2 million unfavorably impacted the change in income from operations.  An explanation by segment follows.

Food Service Equipment Group

Income from operations for the first three quarters of fiscal 2008 increased $12.2 million, or 103.1%, when compared to the same period one year earlier.  Approximately $3.5 million of the increase was due to the acquisitions of AAI and AFS.  Excluding the effect of acquisitions, income from operations increased $8.6 million, or 73.2%, due to increased sales volume as well as cost reductions and improved productivity.

Air Distribution Products Group

Income from operations decreased $3.6 million, or 102.3%, from the same period one year earlier primarily due to lower sales volume and higher steel costs.  In response to the continued weak residential construction outlook, ADP continues to focus efforts on actions to increase market share and reduce steel costs.

Management’s present assessment of goodwill related to the ACME/Alco Manufacturing acquisition is that a triggering event has not occurred.  The Company performs its annual assessment for goodwill impairment in the fourth quarter of each fiscal year.

Hydraulics Products Group

Income from operations decreased $511,000, or 13.2%, due to lower volume in the dump truck and dump trailer business which was due to weak market conditions coupled with the impact of the January 1, 2007 EPA emission regulations.

Engraving Group

Income from operations decreased by $34,000, or 0.5%, when compared to the first three quarters of the prior fiscal year.  Delays in the commencement of mold texturizing programs by the North American automotive customers impacted the first quarter’s sales volume and operating income.  Those programs did commence in the second quarter and continued during the third quarter.  Lower profitability in North America was partially offset by improved performance in our international business where higher sales volume and productivity improvements benefitted profitability.

Engineered Products Group

Income from operations increased $1.4 million, or 18.6%, when compared to the same period one year earlier.  The increase can be attributed to the new contract for NASA’s Orion rocket program signed during the second quarter and the completion of the first two deliverable milestones of a five milestone contract.  This was offset by the establishment of a reserve during the third quarter, in the aggregate amount of $470,000 in connection with a contract dispute as well as higher material costs in the Electronics business.

Corporate

Corporate expenses of approximately $13.9 million in the first nine months of fiscal 2008 were $2.8 million more when compared to the same nine month period in the prior year of $11.1 million.  The increase was primarily due to the $1.5 million reversal of expense for performance-based awards that occurred during the first nine months of fiscal 2007 as well as executive search fees associated with the hiring of key employees within the organization.

Other Operating Income

Other operating income decreased $737,000, when compared to the same quarter in the prior year.  During the nine months ended March 31, 2008, the Company sold a trademark relating to General Slicing a division formerly within the USECO Consumer Group totaling $200,000.  During the same period for the prior year a gain was recognized for approximately $1.1 million associated with the sale of excess land from our corporate headquarters.

Non-Operating Income and Expense

The following table presents interest expense incurred in connection with debt borrowings for the periods presented and other non-operating miscellaneous income or expense:

	Nine Months Ended March 31,
(in thousands)	2008	2007	$ Change	% Change
Interest expense	$ 7,671	$ 6,159	$ 1,512	24.5%
Other non-operating (income)/expense	$ 685	$ (871)	$ 1,556	178.6%

The increase in interest expense incurred in the nine months ended March 31, 2008, as compared with the nine months ended March 31, 2007, related to an increase in our overall debt in connection with our credit facility associated with the acquisitions completed in fiscal 2007.  The effective annual interest rate on our debt was 4.1% in the nine months ended March 31, 2008 and 6.1% in the nine months ended March 31, 2007.

Income Taxes

The following table presents the income tax provision and effective tax rates for the nine months ended March 31, 2008 and 2007:

	Nine Months Ended March 31,
(in thousands)	2008	2007
Income tax provision	$ 7,074	$ 4,998
Effective tax rate	34.4%	28.4%

During the nine months ended March 31, 2008, the effective tax rate increased due to the decrease in the statutory tax rate in Germany on deferred tax assets recorded in prior periods.  Excluding this change in a deferred tax asset the Company’s effective tax rate in the nine month period ended March 31, 2008 would have been 31.4%.  The first nine months of fiscal 2007 included a benefit of $593,000 from the reversal of income tax contingency reserves that were determined to be no longer needed due to the expiration of the applicable statutes of limitations and $238,000 from the impact resulting from retroactive extension of the R&D credit.  Excluding the impact of the reversals and the impact of retroactive extension of the R&D credit the Company’s effective tax rate in the nine month period ended March 31, 2007 would have been 33.1%.  Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, foreign or state tax laws, future expansion into areas with varying foreign, state or local income tax rates, and the deductibility of certain costs and expenses by jurisdiction.

Results from Discontinued Operations:

As more fully discussed in our Annual Report on Form 10-K for the year ended June 30, 2007, we are accounting for three former businesses (USECO, Standard Publishing and Berean Christian Stores) as discontinued operations.

In the first nine months of fiscal 2008, we sold certain land, buildings and improvements related to the Standard Publishing business for $1.6 million and realized a gain on disposal of approximately $605,000 (net of taxes of $302,000).  The gain on disposal was reported in discontinued operations.  The Company recorded an adjustment of $230,000 (net of taxes of $123,000) associated with favorable workers compensation claims which were actuarially developed.  An environmental loss contingency was also established during the nine month period totaling $1.3 million (net of taxes of $734,000)

In March 2006, we entered into a plan to dispose of certain assets of our USECO product lines.  During the first nine months of fiscal 2007, we were able to complete the sale of the under-sink food disposals product line resulting in a gain on the sale of a portion of the USECO business of approximately $541,000 (net of taxes of $17,000) offset by losses from the USECO operations.  In the first nine months of fiscal 2007, we also recorded gains on the disposals of the Standard Publishing and Berean Christian Stores businesses totaling $6.9 million (net of taxes of $4.0 million).  Operating losses related to these discontinued businesses of $2.0 million (net of taxes of $722,000) were also recorded.  Substantially all of the assets of the Standard Publishing and Berean Christian Stores businesses were sold in July 2006 and August 2006, respectively.  Accordingly, we reported income from discontinued operations of approximately $5.6 million (net of taxes) in the first nine months of fiscal 2007.  In connection with Berean, we were party under a number of operating leases for existing stores and one closed store.  The store leases in this transaction were assigned to the purchaser of the business for the remaining initial terms of the lease at the stated lease costs.

Backlog

The following table presents backlog aged by segment at March 31, 2008 and 2007:

	March 31, 2008				March 31, 2007
(in thousands)	< 90 days	91 - 180 days	181 days - 1 year	Total	< 90 days	91 - 180 days	181 days - 1 year	Total
Backlog:
Food Service Equipment Group	$ 34,344	$ 3,113	$ 865	$ 38,322	$ 36,300	$ 1,239	$3,200	$40,739
Air Distribution Products Group	2,146	-	-	2,146	1,777	-	-	1,777
Hydraulics Products Group	4,142	105	-	4,247	3,767	254	95	4,116
Engraving Group	7,775	961	326	9,062	10,122	2,299	-	12,421
Engineered Products Group	35,586	15,937	7,605	59,128	28,608	7,752	3,174	39,534
Total Backlog	$83,993	$20,116	$8,796	$112,905	$80,574	$11,544	$6,469	$98,587

Backlog at March 31, 2008, increased $14.3 million, or 14.5%, compared to March 31, 2007.  The Engineered Products Groups reported higher backlog due to the new sales contract for NASA’s Orion rocket program.  Hydraulics Products Group also reported higher backlog while the Engraving Group reported much lower backlog. Backlog in ADP was approximately the same as the prior year.

Liquidity and Capital Resources

The following table summarizes our sources and uses of cash during the nine months ended March 31, 2008 and 2007:

	Nine Months Ended March 31,
(in thousands)	2008	2007
Net cash provided by operating activities	$ 22,529	$ 17,343
Net cash (used for)/provided by investing activities	1,345	(70,958)
Net cash (used for)/provided by financing activities	(28,966)	39,049
Effect of exchange rate	1,298	424
Net change in cash and cash equivalents	$ (3,794)	$ (14,142)

Our cash and cash equivalents balance decreased $3.8 million from $24.1 million as of June 30, 2007, to $20.3 million as of March 31, 2008 for the reasons discussed below.  The growth of our business is currently funded primarily through cash flow from operations and borrowings under our long-term debt arrangements.  For the nine months ended March 31, 2008, cash provided by operating activities was $22.5 million compared to $17.3 million in the prior year period.  In the nine months ended March 31, 2008, we repaid $20.5 million of our credit facility borrowings as a result of the strong operating cash flows in the period.  The Company intends to use cash flows generated from operations to fund working capital needs, repay amounts outstanding under the credit facility, complete acquisitions, fund capital expenditures and pay dividends.

Contributing to the increase in operating cash flow was a 15.0% increase in net sales from $449.4 million in the nine months ended March 31, 2007, to $516.8 million in the nine months ended March 31, 2008.  Net working capital levels for continuing operations (defined as accounts receivable plus inventories less accounts payable) were $133.7 million at March 31, 2008 compared to $131.4 million at June 30, 2007.

Net cash flows provided by investing activities in the nine months ended March 31, 2008 were $1.3 million, or an increase of $72.3 million from the $71.0 million cash used for investing activities in the prior year period.  The sale and leaseback of certain land and improvements by one of our subsidiaries in the ADP Group, contributed $7.2 million in investing cash flow.   Compared to the prior year period, purchases of property, plant and equipment increased $840,000 from $6.9 million in the nine months ended March 31, 2007 to $7.7 million in the nine months ended March 31, 2008.  We invest in fixed assets that are beneficial to the growth of our individual businesses and to the Company as a whole.  Discontinued operations for the nine month period ended March 31, 2008 generated net cash of $1.5 million from operating and investing activities from the sale of certain land, buildings and improvements related to our former Standard Publishing business.  Discontinued operations in the prior year period generated $24.0 million of net cash flow from operating and investing activities due to the sales of the Standard Publishing and the Berean Christian Stores businesses.

Net cash used for financing activities in the nine months ended March 31, 2008, was $29.0 million, a decrease of $68.0 million from the $39.0 million provided by financing activities in the nine months ended March 31, 2007.  We repaid $20.5 million in amounts of debt outstanding in the nine months ended March 31, 2008 compared with $34.7 million repaid in the nine months ended March 31, 2007.  In the prior year for the same time period we borrowed $83.3 million to fund the acquisitions of AAI and AFS.  Our short-term debt totaling $28.8 million is primarily from one of our private placement loans scheduled to mature in the second quarter of fiscal 2009.  As of March 31, 2008, we had $101.5 million outstanding under our revolving Credit Facility.  The available credit facility balance of $49.5 million will be available to fund acquisitions, capital expenditures, and for other general corporate purposes.

The revolving credit facility provides us with the ability to borrow up to $150 million at competitive interest rates and the option to increase the facility up to $225 million.  The revolving credit facility contains customary affirmative and negative covenants.  Among other restrictions, they require that we meet specified financial tests, including minimum net worth levels and minimum coverage and leverage ratios.  The covenants also limit, but do not preclude, our ability to incur additional debt, merge with other entities, create or become subject to liens and sell major assets.  At March 31, 2008, we were in compliance with the financial covenants of our debt agreements, and based upon our current plans and outlook, believe that we will continue to be in compliance with these covenants during the coming twelve-month period.

Borrowings under the revolving credit facility accrue interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio, as defined in the revolving Credit Facility.  The effective interest rates for all borrowings outstanding were 4.1% and 6.4%, respectively, at March 31, 2008 and June 30, 2007.  At March 31, 2008, the revolving credit facility carried a commitment fee of 0.2% per annum.

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

The following table sets forth our capitalization at March 31, 2008 and June 30, 2007:

	Nine Months Ended March 31,
(in thousands)	2008	2007
Net cash provided by operating activities	$ 22,529	$ 17,343
Net cash (used for)/provided by investing activities	1,345	(70,958)
Net cash (used for)/provided by financing activities	(28,966)	39,049
Effect of exchange rate	1,298	424
Net change in cash and cash equivalents	$ (3,794)	$ (14,142)

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

We have an insurance program in place for certain retired executives.  Current executives and new hires are not eligible for this program.  The underlying policies have a cash surrender value of $23.4 million at March 31, 2008 and are reported net of loans of $11.5 million for which we have the legal right of offset.  These policies have been purchased to fund supplemental retirement income benefits for certain retired executives.  The aggregate present value of future obligations was approximately $1.8 million and $1.9 million at March 31, 2008 and June 30, 2007.

We are contractually obligated under various operating leases for real property.  As noted above, in connection with the sale of certain land and improvements on September 24, 2007, ADP entered into a lease for a major portion of those assets, including its manufacturing facility.  The lease includes an initial term of ten years and provides ADP with two five-year renewal options.

The Company is a guarantor of certain assigned leases to Berean Christian Bookstores, one of our discontinued operations.  The total guarantee approximated $9.5 million at March 31, 2008, compared to $9.9 million at June 30, 2007.  We do not expect to make any payments as a result of these guarantees.

We believe that our ending cash and cash equivalents balance as of March 31, 2008, of approximately $20.3 million coupled with cash flow generated by operations and available credit facility funds, will be sufficient to meet working capital, planned capital expenditure investments, future acquisitions for our segment growth, and other investing and financing needs, including the payment of dividends to shareholders.  We expect to spend between $11.0 million and $13.0 million on capital expenditures in fiscal 2008 and expect that depreciation and amortization expense in fiscal 2008 will approximate $17.0 million to $18.0 million.  We anticipate that any cash needed for future acquisition opportunities and payments of short-term debt would be obtained from borrowings under the revolving Credit Facility or other sources of liquidity available to us.  We believe that these resources, along with the cash flow generated from operations, will be sufficient to meet our anticipated funding needs for the foreseeable future.

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

Foreign Currency Translation - The primary functional currencies used by our non-U.S. subsidiaries are the Canadian Dollar, Euro, British Pound Sterling, and the Chinese Yuan.  During the last twelve-month period, all of these currencies have appreciated relative to the U.S. Dollar with the exception of the British Pound Sterling.

Environmental Matters - During the third fiscal quarter, the US Environmental Protection Agency ("EPA") requested the Company's participation at a site in Cleveland, Ohio, where the EPA plans to remove various PCB-contaminated materials and soils.  The site is the former location of the Club Products and Monarch Aluminum divisions, where the Company leased the building and conducted operations from 1967-1979.  The Company is currently evaluating the extent of its involvement at the site and has established an accrual in the amount of $2.0 million relating to discontinued operations.

We are party to various other claims and legal proceedings, generally incidental to our business.  We do not expect the ultimate disposition of these other matters will have a material adverse effect on our financial statements.

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

Interest Rate

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we use interest rate swap agreements to modify our exposure to interest rate movements.  At March 31, 2008, we had no outstanding interest rate swap agreements.  A hypothetical 100 basis point increase in interest rates would cost the Company approximately $1.0 million in additional interest expense on an annual basis at current debt levels.

We also had $42.9 million of long-term debt at fixed interest rates as of March 31, 2008.  There would be no immediate impact on our interest expense associated with the long-term debt due to fluctuations in market interest rates.

There has been no significant change in the exposure to interest rate fluctuations from June 30, 2007 to March 31, 2008.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of March 31, 2008, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

Item 4.  Controls and Procedures

Our management, including Roger L. Fix as Chief Executive Officer, Thomas D. DeByle as Chief Financial Officer and Sean C. Valashinas as Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures.  Under the rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those “controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports issued or submitted by it under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.”  Based on the evaluation of our disclosure controls and procedures, it was determined that such controls and procedures were effective as of the end of the period covered by this report.

Further, there was no change in the internal controls over financial reporting during the quarterly period ended March 31, 2008, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(e)

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January 1, 2008 - January 31, 2008	1,000	$ 16.93	1,000	767,617
February 1, 2008 - February 29, 2008	1,860	20.64	1,860	765,757
March 1, 2008 - March 31, 2008	6,288	21.99	6,288	759,469

Total	9,148	$ 21.16	9,148	759,469

(1) The Company has a Stock Buyback Program (the *Program*) which was originally announced on January 30, 1985.  Under the Program, the Company may repurchase its shares from time to time, either in the open market or through private transactions, whenever it appears prudent to do so.  On December 15, 2003, the Company authorized an additional 1 million shares for repurchase pursuant to its Program.  The Program has no expiration date, and the Company from time to time may authorize additional increases of 1 million share increments for buyback authority so as to maintain the Program.

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

STANDEX INTERNATIONAL CORPORATION

Date:	May 7, 2008	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice-President/CFO
(Chief Financial Officer)

Date:	May 7, 2008	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer