Form 10-K
period 2008-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2008-08-29
CIK 310354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2008	Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its Charter)

DELAWARE	31-0596149
(State of incorporation)	(I.R.S. Employer Identification No.)

6 MANOR PARKWAY, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

(603) 893-9701
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $1.50 Per Share	New York Stock Exchange

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [   ]     NO [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES [   ]     NO [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]     NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  __                    Accelerated filer  X                    Non-accelerated filer  __                  Smaller Reporting Company __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [   ]     NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at the close of business on December 31, 2007 was approximately $215,000,000.  Registrant’s closing price as reported on the New York Stock Exchange for December 31, 2007 was $17.45 per share.

The number of shares of Registrant's Common Stock outstanding on August 25, 2008 was 12,491,223.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders (the “Proxy Statement”) (Part III) of this report are incorporated by reference.

Forward Looking Statement

Statements contained in this Annual Report on Form 10-K that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” "may," “will,” “expect," "believe," "estimate," "anticipate," ”intends,” "continue," or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company’s business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired.  These factors include, but are not limited to general and international economic conditions, including more specifically conditions in the automotive, aerospace, energy, housing and general transportation markets, specific business conditions in one or more of the industries served by the Company, lower-cost competition, the relative mix of products which impact margins and operating efficiencies, both domestic and foreign, in certain of our businesses, the impact of higher raw material and component costs, particularly steel, petroleum based products and refrigeration components, uncertainty in the mergers and acquisitions market generally, an inability to realize the expected cost savings from the implementation of lean enterprise manufacturing techniques, the inability to achieve the savings expected from the sourcing of raw materials from and implementation of manufacturing in China and the inability to achieve synergies contemplated by the Company.  In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

PART I

Item 1.  Business

Standex International Corporation (the "Company" or "we" (1)) was incorporated in 1975 and is the successor of a corporation organized in 1955.  We have paid dividends each quarter since Standex became a public corporation in November 1964.

We are a leading manufacturer of a variety of products and services for diverse industrial market segments.  We have 14 operating units, aggregated and organized for reporting purposes into five segments:  Food Service Equipment Group, Air Distribution Products Group (ADP), Engraving Group, Hydraulics Products Group and Engineered Products Group.  Overall supervision, coordination and financial control are maintained by the executive staff from its corporate headquarters located in Salem, New Hampshire.  Through the execution of our focused diversity strategy, we have transformed ourselves from a company comprised of a mix of consumer and industrial businesses to one that is now exclusively a manufacturer of products sold to commercial and industrial customers.  Our objective is to identify those of our businesses which hold the greatest potential for profitable growth, and direct our resources to supporting both organic growth and acquisition initiatives in those businesses.  In fiscal 2007, we made two significant acquisitions in the Food Service Equipment Group which have broadened our presence in the diverse food service equipment sector.  We have established mold texturizing operations In Turkey and the Czech Republic, and China, where multiple divisions are manufacturing product for our North American customer base, as well as the domestic Chinese market.

Our basic strategy is to grow the earnings of our businesses which have high market share, acquire companies that offer strategic fits with existing businesses, pursue operational efficiencies in our businesses and maintain a lean corporate structure.

We focus on operational excellence, by reducing our operating costs and improving the management of our working capital.  For example, we continue to source and expand sourcing efforts for an increasing percentage of our raw materials and components from lower cost producers, primarily offshore, reducing our manufacturing footprint including relocating manufacturing operations to lower cost countries such as Mexico and China, substituting materials where appropriate and implementing lean manufacturing processes throughout our operations.

This strategy is designed to achieve:

-

Long-term growth in sales along with improved operating margins and earnings.

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

(2)

Unless otherwise noted, references to years are to fiscal years.

Please visit our web site at www.standex.com to learn more about us or to review our most recent SEC filings.  The information on our web site is for informational purposes only and is not incorporated into this Annual Report on Form 10-K.

Description of Segments

Food Service Equipment Segment

Our Food Service Equipment businesses are leading broad-line manufacturers of commercial food service equipment.  Our products are used throughout the entire food service process; from storage, to preparation, to cooking and to display.  Our equipment helps restaurants, convenience stores, quick-service restaurants, supermarkets, drug stores and institutional meal providers such as hotels, casinos and corporate and school cafeterias to meet the challenges of providing food and beverages that are fresh and appealing with the comfort of knowing the reliability of the equipment.  The Food Service Equipment Group has also begun to apply its technology and product expertise in the health science and environmental chamber markets.  Customers in this segment include laboratories, health care institutions, and blood banks.  Our products are sold direct, through dealer buying groups and through industry representatives.  Through innovation and acquisition, we continue to expand this segment.  Our brands and products include:

-

Master-Bilt® refrigerated cabinets, cases, display units, modular structures, coolers and freezers

-

Nor-Lake, Incorporated and Kool Star refrigerated walk-in coolers, freezers, refrigeration systems and cases to meet food service and scientific needs

-

APW Wyott, American Permanent Ware, Bakers Pride and BevLes commercial ovens, griddles, char broilers and toasters used in cooking, toasting, warming and merchandising food

-

American Foodservice custom-fabricated food service counters, buffet tables and cabinets

-

Barbecue King® and BKI® commercial cook and hold units, rotisseries, pressure fryers, ovens and baking equipment

-

Federal Industries bakery and deli heated and refrigerated display cases

-

Procon® rotary vane pumps used in beverage and industrial fluid handling applications

Air Distribution Products Segment

Our Air Distribution Products (“ADP”) business is a leading manufacturer of metal duct and fittings for residential heating, ventilating and air conditioning applications.  With manufacturing locations throughout the United States, ADP’s ability to service national accounts seamlessly gives them a competitive advantage to the smaller regional competitors.  Our investment in technology allows ADP to produce high-volume output while providing high levels of customer service, reducing lead times to our customers.  Our products are sold through both HVAC wholesalers and through large scale do-it-yourself stores throughout the continental United States.  Our brand names in Air Distribution Products include Snappy®, ACME, ALCO and Standex.

Engraving Group Segment

Our Engraving Group is a world leader in texturizing molds used in the production of plastic components and many other items, giving the final product the cosmetic appearance and appeal that our customers require.  Our 24 locations enable us to better serve our customers within key geographic areas worldwide, including the United States, Canada, Europe, China, Southeast Asia, Australia and South America.  In addition to mold texturizing, the Engraving Group also produces embossed and engraved rolls and plates and process tooling and machinery serving a wide variety of industries.  Through the development of new digital based process technology and acquisitions, the Engraving Group continues to build its market leadership position and to expand the breadth of products and services it provides to its customers.  The companies and products within the Engraving Group include Roehlen® and I R International which engrave and emboss rolls and plates used in manufacturing continuous length materials; Innovent which makes specialized tooling used to manufacture absorbent cores of many consumer and medical products; Mold-Tech® which texturizes molds used in manufacturing plastic injected components; Mullen® Burst Testers; and Perkins converting and finishing machinery.  Our products are sold direct and through manufacturers’ representatives.  The Engraving Group serves a number of industries including the automotive, plastics, building products, synthetic materials, converting, textile and paper industry, computer, houseware and construction industries.

Hydraulics Products Segment

Our Hydraulics Products Group, operating through our Custom Hoists subsidiary, provides single and double acting telescopic and piston rod hydraulic cylinders to manufacturers of dump truck and dump trailers and other material handling applications.  Sales are made directly to OEMs manufacturing dump trucks, trash collection vehicles, lift trucks and other mobile units requiring hydraulic power.

Engineered Products Segment

Our Engineered Products Group provides customized solutions to meet our customers’ needs.  The businesses in the Engineered Products Group provide a number of proprietary manufacturing techniques and innovative component manufacturing, allowing our customers’ access to companies that will work to provide a product for today and tomorrow.  This Group has the ability to manufacture and engineer products for a wide number of industries including aerospace, aircraft, energy and automobile manufacturers, to name a few.  Sales are made both directly to customers and through manufacturers’ representatives, dealers and distributors.  The following describes the businesses and products of our Engineered Products segment.

-

Spincraft® metal spinning and custom fabricated components for applications primarily in the energy, aerospace, aviation and marine sectors.

-

Standex Electronics, which manufactures reed switches, electrical connectors, sensors, toroids and relays, fixed and variable inductors and electronic assemblies, fluid sensors, tunable inductors, transformers and magnetic components.

Raw Materials

Raw materials and components necessary for the manufacture of our products are generally available from numerous sources.  Generally, we are not dependent on a single source of raw materials and supplies.  We do not foresee unavailability of materials or supplies which would have a significant adverse effect on any of our businesses, nor any of our segments, in the near term.  The prices of many commodities that we use remain at higher levels than in past years.  Discussion of the impacts of these materials is included in Management’s Discussion and Analysis.

Seasonality

We are a diversified business with generally low levels of seasonality, however our fiscal third quarter is typically the period with the lowest level of activity.

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

Customers

Our business is not dependent upon a single customer or very few customers, the loss of any one of which would have a material adverse effect on our operations.  No customer accounted for more than 10% of our consolidated revenue in fiscal 2008.

Working Capital

Our primary source of working capital is the cash generated from continuing operations.  No segments require any special working capital needs outside of the normal course of business.

Backlog

Backlog orders believed to be firm at June 30, 2008 and 2007 are as follows (in thousands):

	2008	2007
Food Service Equipment	$42,368	$45,859
Air Distribution Products	2,492	2,535
Engraving Group	10,410	10,039
Engineered Products	67,439	66,650
Hydraulics Products	4,517	5,417
Total	127,226	130,500
Net realizable beyond one year	15,563	16,656
Net realizable within one year	$111,663	$113,844

Competition

Standex manufactures and markets products many of which have achieved a unique or leadership position in their market.  However, we encounter competition in varying degrees in all product groups and for each product line.  Competitors include domestic and foreign producers of the same and similar products.  The principal methods of competition are price, delivery schedule, quality of services, other terms and conditions of sale and product performance.

U.S. Domestic Housing Market

Our ADP segment is dependent upon demand in the new residential housing construction market.  This market is in the midst of a cyclical downtown with demand at its lowest point since the early 1990’s.  Discussion of the impacts of this downturn on both segments is included in Management’s Discussion and Analysis.

International Operations

Substantially all of our international operations are included in the Food Service Equipment, Engraving Group, Engineered Products and Hydraulics Products business segments.  International operations are conducted at 35 locations, in Europe, Canada, China, Singapore, Australia, Mexico and Brazil.  See the Notes to Consolidated Financial Statements for international operations financial data.  Our international operations contributed approximately 14.4% of operating revenues in 2008 and 15.3% in 2007.  International operations are subject to certain inherent risks in connection with the conduct of business in foreign countries including, exchange controls, price controls, limitations on participation in local enterprises, nationalizations, expropriation and other governmental action and changes in currency exchange rates.

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

Environmental Matters

During 2008, the Company entered into an Administrative Order of Consent with the U.S. Environmental Protection Agency related to the removal of various PCB-contaminated materials and soils at a site where the Company leased a building and conducted operations from 1967-1979.  See the notes to our consolidated financials statements for further information regarding this event.

To the best of our knowledge, we believe that we are presently in substantial compliance with all existing applicable environmental laws and regulations and do not anticipate any instances of non-compliance that will have a material effect on its future capital expenditures, earnings or competitive position.

Financial Information about Geographic Areas

Information regarding revenues from external customers attributed to: the United States, all foreign countries and any individual foreign country, if material, is contained in the Notes to Consolidated Financial Statements for “Industry Segment Information”.

Number of Employees

As of June 30, 2008, we employed approximately 5,000 employees of which approximately 3,000 were in the United States.  About 800 of our U.S. employees were represented by unions.

Long-Lived Assets

Long-lived assets are described and discussed in the Notes to Consolidated Financial Statements under the caption “Long-Lived Assets.”

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

-

Code of Business Conduct

-

Code of Ethics for Senior Financial Management

-

Corporate Governance Guidelines

-

Committee Charters for the following Board committees:  Nominating/Corporate Governance, Audit, Compensation, Executive and Retirement Plans committees respectively

Item 1A.  Risk Factors

Our operating results, financial condition, cash flows and businesses in general can be impacted by several factors that could cause actual results to differ materially from anticipated results.  These factors are discussed under the captions “Forward Looking Statement” and under Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in this Annual Report on Form 10-K.

Item 1B.  Unresolved Staff Comments

Not applicable

Item 2.  Properties

At June 30, 2008, we operated a total of 83 manufacturing plants and warehouses located throughout the United States, Europe, Canada, Australia, Singapore, China, Brazil and Mexico.  The Company owned 35 of the facilities and the balance were leased.   The approximate building space utilized by each product group of Standex at June 30, 2008 is as follows (in thousands):

	Area in Square Feet
	Owned	Leased
Food Service Equipment	1,382	358
Air Distribution Products	431	44
Engraving Group	330	337
Engineered Products	225	137
Hydraulics Products	101	35
Corporate and other	124	32
Total	2,593	943

In general, the buildings are in sound operating condition and are considered to be adequate for their intended purposes and current uses.

We own substantially all of the machinery and equipment utilized in our businesses.

Item 3.  Legal Proceedings

There are no material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year.

Executive Officers of Standex

The executive officers of the Company as of June 30, 2008 were as follows:

Name	Age	Principal Occupation During the Past Five Years
Roger L. Fix	55	Chief Executive Officer of the Company since January 2003; President of the Company since December 2001 and Chief Operating Officer of the Company from December 2001 to December 2002.
Thomas D. DeByle	48

Vice President and Chief Financial Officer of the Company since March 2008; Vice President of Finance and Chief Financial Officer of Bobcat Company Doosan Infracore November 2007 – March 2008 due to the divestiture of the Compact Equipment businesses from Ingersoll Rand, prior thereto various senior financial positions in Ingersoll Rand from September 2001 November 2007 including Sector CFO of the Compact Vehicle Technologies Sector (Club Car and Bobcat).

Deborah A. Rosen	53	Chief Legal Officer of the Company since October 2001; Vice President of the Company since July 1999.
John Abbott	49	Group Vice President of the Food Service Group since December 2006; and prior thereto President of Filtration Group of Pentair from 2004 to 2006.

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

PART II

Item 5.  Market for Standex Common Stock

Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market in which the Common Stock of Standex is traded is the New York Stock Exchange.  The high and low sales prices for the Common Stock on the New York Stock Exchange and the dividends paid per Common Share for each quarter in the last two fiscal years are as follows:

Common Stock Prices and Dividends Paid
	Common Stock Price Range				Dividends Per Share
	2008		2007
Year Ended June 30	High	Low	High	Low	2008	2007
First quarter	$29.23	$20.68	$31.03	$26.12	$0.21	$0.21
Second quarter	22.54	17.45	31.58	26.63	0.21	0.21
Third quarter	22.75	16.01	30.96	25.68	0.21	0.21
Fourth quarter	23.64	18.20	30.49	26.47	0.21	0.21

The approximate number of stockholders of record on August 25, 2008 was approximately 2,400.

Additional information regarding our equity compensation plans is presented in the Notes to Consolidated Financial Statements under the caption “Stock-Based Compensation and Purchase Plans” and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities (1)
Quarter Ended June 30, 2008
Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 -
April 30, 2008	2,700	$20.99	2,700	756,769
May 1, 2008 -
May 31, 2008	--	$0.00	--	756,769
June 1, 2008 -
June 30, 2008	7,619	$21.05	7,619	749,150
TOTAL	10,319	$21.03	10,319	749,150

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

The following graph compares the cumulative total stockholder return on the Company’s Common Stock as of the end of each of the last five fiscal years, with the cumulative total stockholder return on the Standard & Poor’s Small Cap 600 (Industrial Segment) Index and on the Russell 2000 Index, assuming an investment of $100 in each at their closing prices on June 30, 2003 and the reinvestment of all dividends.

Item 6.  Selected Consolidated Financial Data

Selected financial data for the five years ended June 30, 2008 is as follows:

See Item 7 for discussions on comparability of the below.

	2008	2007	2006	2005	2004
SUMMARY OF OPERATIONS (in thousands)
Net sales
Food Service Equipment	$381,254	$299,009	$245,049	$230,392	$178,552
Air Distribution Products	88,334	110,081	129,383	129,716	118,640
Engraving Group	92,167	84,223	87,377	77,271	71,004
Engineered Products	100,732	90,728	85,104	87,214	77,589
Hydraulics Products	35,054	37,170	43,025	34,885	26,429
Total	$697,541	$621,211	589,938	$559,478	$472,214
Gross profit	$201,847	$172,804	$172,614	$160,564	$144,128
Operating income
Food Service Equipment	$31,460	$18,242	$18,771	$20,578	$15,364
Air Distribution Products	(340)	2,610	11,089	7,424	13,869
Engraving Group	9,611	7,595	12,835	9,904	6,864
Engineered Products	13,164	10,776	9,281	12,102	10,436
Hydraulics Products	4,712	5,206	6,641	5,092	3,182
Restructuring	(590)	(286)	(930)	(2,668)	(1,218)
Other Operating Income	--	1,023	410	1,672	279
Corporate	(19,088)	(15,069)	(19,346)	(18,277)	(17,532)
Total	$38,929	$30,097	$38,751	$35,827	$31,244
Interest expense	(9,510)	(9,025)	(7,681)	(6,493)	(5,725)
Other Non-Operating Income	324	1,464	893	523	665
Provision for income taxes	(10,459)	(6,611)	(11,028)	(9,382)	(7,684)
Income from continuing operations	19,284	15,925	20,935	20,475	18,500
Income/(loss) from discontinued operations	(774)	5,317	2,208	3,168	(7,895)
Net income	$18,510	$21,242	$23,143	$23,643	$10,605

EBIT (1)	39,253	31,561	39,644	36,350	31,909
EBITDA (1)	56,366	46,759	51,677	47,257	42,369

PER SHARE DATA
Basic
Income from continuing operations	$1.57	$1.30	$1.71	$1.67	$1.52
Income/(loss) from discontinued operations	(0.06)	0.44	0.18	0.26	(0.65)
Total	$1.51	$1.74	$1.89	$1.93	$0.87
Diluted
Income from continuing operations	$1.55	$1.28	$1.67	$1.65	$1.50
Income/(loss) from discontinued operations	(0.06)	0.43	0.18	0.26	(0.64)
Total	$1.49	$1.71	$1.85	$1.91	$0.86
Dividends paid	$0.84	$0.84	$0.84	$0.84	$0.84
Financial results after January 1, 2007 reflect the acquisition of Associated American Industries and American Foodservice

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

Year Ended June 30,

	2008	2007	2006	2005	2004
Net income	$18,510	$21,242	$23,143	$23,643	$10,605
(Income)/loss from discontinued operations, net of tax	774	(5,317)	(2,208)	(3,168)	7,895
Provision for income taxes	10,459	6,611	11,028	9,382	7,684
Interest expense, net	9,510	9,025	7,681	6,493	5,725
EBIT	$39,253	$31,561	$39,644	$36,350	$31,909

Depreciation & amortization	17,113	15,198	12,033	10,907	10,460

EBITDA	$56,366	$46,759	$51,677	$47,257	$42,369

	2008	2007	2006	2005	2004
BALANCE SHEET AND CASH FLOW
Total assets	$523,034	$539,900	$478,673	$442,306	$442,693
Accounts receivable	103,055	106,116	99,310	93,676	89,435
Inventories	87,619	91,301	91,719	86,836	85,787
Accounts payable	(66,174)	(65,977)	(62,742)	(58,379)	(54,252)
Net working capital	124,500	131,440	128,287	122,133	120,970
Change in net working capital	($6,940)	$3,153	$6,154	$1,163	($12,033)
Goodwill	120,650	118,911	73,272	65,339	63,415
Long-term debt	$106,086	$164,158	$113,729	$53,300	$108,786
Short-term debt	28,579	4,162	3,873	52,213	746
Total debt	134,665	168,320	117,602	105,513	109,532
Less cash	28,657	24,057	32,590	23,691	17,504
Net debt	106,008	144,263	85,012	81,822	92,028
Stockholders' equity	223,158	204,431	200,295	175,553	163,534
Total capitalization	$329,166	$348,694	$285,307	$257,375	$255,562

Depreciation and amortization	$17,113	$15,198	$12,033	$10,907	$10,460
Capital expenditures	$10,989	$10,341	$15,144	$7,990	$6,768
Operating cash flow from continuing operations	$45,183	$32,497	$31,557	$18,244	$25,472

Accounts receivable, inventories and accounts payable in the above table include the applicable amounts from discontinued operations in fiscal years 2008 through 2004.

KEY STATISTICS	2008	2007	2006	2005	2004
Gross profit margin	28.94%	27.82%	29.30%	28.70%	30.50%
Operating income margin	5.58%	4.84%	6.57%	6.40%	6.62%
EBIT, as a % of sales	5.63%	5.08%	6.72%	6.50%	6.76%
EBITDA, as a % of sales	8.08%	7.53%	8.76%	8.45%	8.97%
Net debt to total capital ratio	32.21%	41.37%	29.80%	31.79%	36.01%

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading manufacturer of a variety of products and services for diverse industrial market segments.  We have five reporting segments:  Food Service Equipment Group, Air Distribution Products Group (ADP), Engraving Group, Engineered

Products Group and Hydraulics Products Group.  Through the execution of our focused diversity strategy, we have transformed ourselves from a company comprised of a mix of consumer and industrial businesses to one that is now exclusively a manufacturer of products sold to commercial and industrial customers.  Our objective is to identify those of our businesses which hold the greatest potential for profitable growth, and direct our resources to supporting both organic growth and acquisition opportunities in those businesses.

Over the past two years, we have taken important steps in the implementation of our strategy.  Through two significant acquisitions which we made in our Food Service Equipment Group in fiscal 2007, we increased the size of that Group by approximately 40% in terms of revenues and greatly diversified the Group’s product offerings to include, among other things, a broad-based line of “hot side” products to complement not only our existing hot side product offerings, but also what was already a strong presence in our “cold side” product offerings.

We experienced both sales and cost synergies from the increased size and breadth of the Food Service Equipment Group in fiscal 2008.  First, the ability to offer customers of certain of the Group’s products a broader array of product offerings allowed us to strengthen our relationships with key customers and add new customers to our existing base.  Second, the increased size of the Group and the greater purchasing leverage resulting from consolidating the purchase of various commodities and components across our food service businesses has allowed us to achieve cost reductions in excess of $5 million in freight costs, and the cost of raw materials such as steel, a material common to most of the Group’s products.  The initiatives that we have undertaken in the Group were principal factors in the improvement in the Group’s sales and earnings in fiscal 2008 despite a challenging economic environment in many of the markets served by the Group.

A second initiative in our overall strategy was the continued expansion of our mold texturization business in international locations.  In addition to the continued growth of that business, which primarily serves the global automotive industry, in China, we opened facilities this year in Turkey and the Czech Republic, two nations with rapidly expanding presences in vehicle manufacturing.

Third, we have continued our effort to consolidate manufacturing operations to improve the leverage of our manufacturing infrastructure and to reduce fixed overhead expenses.  During fiscal 2008, we closed one Engineered Products Group facility and two Engraving Group facilities, and consolidated the operations conducted at those locations into other facilities.  Subsequent to the end of the fiscal year, we have closed an additional facility in the ADP Group.

In addition to the implementation of our business strategy, we continue to focus on operational excellence in all of our business units, by taking steps to reduce our operating costs and improve the management of our working capital.  As noted above, the increased size and breadth of our Food Service Equipment Group has allowed us to reduce our freight and raw material costs.  In addition, we are sourcing an increasing percentage of our raw materials and components from lower cost producers, primarily offshore, relocating manufacturing operations to lower cost countries such as Mexico and China, substituting materials and standardizing common product components where appropriate, implementing lean manufacturing processes throughout our operations, and analyzing whether it is more economical to acquire certain components from outside suppliers, rather than produce them internally.

Although the continued implementation of our strategy facilitated improvements in sales and earnings in fiscal 2008, we do have businesses which were affected this past year by difficult economic conditions in their markets.  Sales in our ADP Group declined by almost 20% from the previous year, and income from operations was negative.  The business serves the new residential housing market, which continued to decline during the year.  Sales and earnings in the Hydraulics Products Group also declined, due to a variety of factors including high fuel prices, reduced releases of governmental highway spending funds, and an excess of new, used and repossessed equipment in the marketplace.

There are a number of key external factors other than general business and economic conditions that can impact the performance of our businesses.  The key factors affecting each business are described below in the segment analysis.

There are several items that affect the comparability of our performance information between the periods discussed in this report.  These items included the sale and leaseback of our ADP building in Philadelphia in 2008, the curtailment of our U.S. salaried defined benefit plan in 2008, the acquisition of the two food service businesses in 2007 and the completion of our manufacturing facility in Mexico in 2006.

We monitor a number of key performance indicators including net sales, income from operations, backlog and gross profit margin.  A discussion of these key performance indicators is included within the discussion below.  Unless otherwise noted, references to years are to fiscal years.

Consolidated Results from Continuing Operations (in thousands):

	2008	2007	2006
Net sales	$697,541	$621,211	$589,938
Gross profit margin	28.9%	27.8%	29.3%
Other operating income	$344	$1,023	$410
Restructuring expense	($590)	($286)	($930)
Income from operations	$38,929	$30,097	$38,751

Backlog	$111,663	$113,844	$98,039

Net Sales
	2008	2007	2006
Net sales, as reported	$697,541	$621,211	$589,938
Components of change in sales:
Effect of acquisitions	$51,285	$57,839	$9,200
Effect of exchange rates	$10,262	$5,313	($200)
Organic sales/(decline) growth	$14,783	($31,879)	$21,460

Net sales increased $76.3 million in fiscal 2008, a 12.3% increase from the prior year.  The net sales increase was positively impacted by acquisitions and favorable exchange rates.  Organic sales grew $14.8 million or 2.4%.  Sales in our ADP and Hydraulics Products segments experienced declines, as downturns in the housing and heavy truck industries impacted the respective sales of these segments.  Discussions of the performance of all our segments is more fully detailed below in the segment analysis.

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

Gross Profit Margin

Our gross profit margin increased in fiscal 2008 to 28.9% from 27.8% in 2007.  During fiscal 2008, the Company’s Food Service Equipment Group experienced an increase in gross margins due to cost reductions and improved productivity, particularly at the Company’s Master-Bilt division where operational inefficiencies had negatively impacted margins in 2007.

Our gross profit margin, declined in fiscal 2007 to 27.8% from 29.3% in 2006.  During fiscal 2007, we experienced a sales volume decline which caused negative impacts to our gross margins. In addition many of our businesses experienced material cost increases which we were unable to pass onto our customers.  Of the businesses impacted, our ADP and Master-Bilt businesses experienced the greatest declines year over year.

Other Operating Income/Expense and Restructuring

The Company includes restructuring charges and certain other operating expenses and income as separate line items.  “Other Operating Income/Expense” includes gains or losses on the sale of real property.

During fiscal 2008, we announced the closure of three manufacturing locations within our Engineered Products and Engraving Groups.  We incurred restructuring costs of $590,000 in connection with these closures.

During fiscal 2007, we completed the closure of one manufacturing location and the consolidation of those operations into an existing facility within our Engineered Products Group.  We incurred restructuring costs of $286,000 in connection with this closure.  We also completed the sale of excess land located at our Corporate office facility, resulting in a gain of $1.0 million in fiscal 2007.

Income from Operations

Income from operations during 2008 increased $8.8 million, or 29.3% when compared to fiscal 2007.  Excluding the impact of acquisitions, the increase was $5.3 million or 17.6%.  This increase is due to several factors including cost reductions and improvements in productivity at a number of the Company’s divisions, profit leverage resulting from a 2.4% organic sales growth, and reduced U.S. pension plan expense due to the freezing of the salaried defined benefit plan.  Discussion of the performance of all of our Groups is more fully explained in the segment analysis that follows.

Our income from operations decreased over $8.6 million in fiscal 2007, or 22.3% when compared to fiscal 2006.  Excluding the impact of acquisitions, the decline was over $11.3 million.  This decline is due to several factors.  Our ADP Group’s income from operations declined by $8.5 million, or over 76%, when compared to fiscal 2006.  Our Food Service Equipment Group, excluding the impact of acquisitions, declined by $2.6 million, or 14.0%, when compared to fiscal 2006.  Our Engraving and Hydraulics Products Groups also declined year over year.  These declines were partially offset by reduced corporate expenses.

Income Taxes

Our effective income tax rate increased to 35.2% for fiscal 2008 compared to the prior year’s effective rate of 29.3% and a rate of 34.5% in 2006.  The higher tax rate in the current year relates in part to the expiration of the Federal research and development credit at December 31, 2007.  The lower tax rate in fiscal year 2007 includes a benefit from the reversal of income tax contingency reserves that were determined to be no longer needed due to the expiration of applicable limitation statutes and a benefit from the impact resulting from retroactive extension of the R&D credit.

Capital Expenditures

In general, our capital expenditures over the longer term are expected to be approximately equivalent to our annual depreciation costs.  In fiscal 2008, our capital expenditures of $11.0 million were below our annual depreciation due to our decision to pay down a portion of the debt incurred as the result of our 2007 acquisitions.  In fiscal 2007, we reduced our capital expenditures to $10.3 million due in large part to the re-direction of our capital to the two acquisitions.

Backlog

Backlog at June 30, 2008 decreased $2.2 million when compared to fiscal 2007, a 1.9% decrease when compared to prior year.  This decrease is largely due to decreases in our refrigerated cabinet and walk-in cooler business offset by increases to customers of our Spincraft division.

Segment Analysis

Net Sales

The following table presents net sales by business segment (in thousands):

	2008	2007	2006
Food Service Equipment	$381,254	$299,009	$245,049
Air Distribution Products	88,334	110,081	129,383
Engraving Group	92,167	84,223	87,377
Engineered Products	100,732	90,728	85,104
Hydraulics Products Group	35,054	37,170	43,025
	$697,541	$621,211	$589,938

Food Service Equipment

Fiscal 2008 net sales in the Food Service Equipment Group (FSEG) increased $82.2 million when compared to fiscal 2007, a 27.5% increase to $381.3 million.  Acquisitions accounted for $51.3 million of the sales increase. The acquisition growth was due to the full year impact of the Associated American Industries (AAI) and American Food Service acquisitions completed in 2007.  Favorable exchange rate gains accounted for approximately $2.7 million (+0.9%) of the segment’s sales increase.  Organic sales growth of $28.2 million (+9.5%) accounted for the remainder of the growth.  All FSEG major brands experienced positive organic growth through a combination of market share gains, price increases, moderate growth of core markets, broadening our customer base and expanding into new markets.  We are, however, seeing softness in our cabinet business sales to the ice cream market which is expected to continue in fiscal 2009.  Our Master-Bilt and Nor-Lake divisions experienced organic growth in excess of 10% driven by sales of walk-in refrigeration products to new and existing customers.  Additionally, during the year, we were successful in growing sales to nationwide restaurant chains, increasing sales to dealers, capturing several large refrigerated warehouse projects, and broadening our markets in scientific and blood plasma industries.

With the completion of two acquisitions during fiscal 2007, FSEG sales increased more than $53.9 million when compared to fiscal 2006, a 22% increase.  The increase in sales is almost completely attributable to acquisitions, which added $57.8 million.  Excluding the effect of acquisitions, sales within the FSEG were largely unchanged from the prior year, increasing $372,000, or less than 1% when compared to fiscal 2006.  During the fiscal year, several of our existing businesses experienced double digit increases in sales in their core markets served.  The organic growth rate of our pump and display case businesses were over 15% during the fiscal year while our Nor-Lake refrigeration walk-in and cabinet business experienced a 10% increase.  The combination of these increases added an additional $14 million to sales in fiscal 2007.  A combination of the strength of the core markets and price increases obtained were the primary drivers behind the sales performances.  The relocation of the pump business’s manufacturing activities to Mexico in fiscal 2006 resulted in a decline in sales in that year.  The pump sales rebounded in fiscal 2007.  These positive sales performances were offset by a decline of 13%, or $13.6 million, in our Master-Bilt refrigeration walk-in and cabinet sales.  In the first half of our fiscal year, a combination of quality and delivery issues resulted in a deterioration in sales volume during that period.  During the second half of the fiscal year, sales increased as both the quality and delivery issues were resolved.

Air Distribution Products

ADP’s fiscal 2008 sales declined $21.7 million from fiscal 2007 levels, a 19.8% reduction.  The decrease in ADP’s volume is due to the continuing, significant decline in new residential construction offset partially by market share gains.  Standex evaluates the available market for ADP by monitoring the new housing start data, published monthly by the U.S. Department of Housing and Urban Development.  Sales to the segment’s customers typically lag new home starts by three to four months.  During fiscal 2008 the housing starts deteriorated by over 24% while during the same period ADP’s sales, adjusted for price changes, were lower by 23%.  ADP is pursuing market share gains through its traditional wholesaler channels by expanding its sales force, focusing on accounts where we are under penetrated and by emphasizing our ability to service nation wide wholesalers through our network of factory locations.  These initiatives have resulted in market share gains; however, the additional sales volume resulting from these efforts has not been sufficient to offset the decline in the overall market.

Sales in fiscal 2007 decreased by over $19 million, a 14.9% decrease compared to fiscal 2006 as new housing starts in 2007 decreased over 30% from their peak levels reached in prior years.

Engraving Group

Sales in the Engraving Group increased by $7.9 million, or 9.4%, from the fiscal 2007 level.  Sales growth was driven primarily in mold texturization.  These results were partially offset by weakness in the roll, plate and machinery business which was negatively impacted by slowdowns in the automotive and housing markets.  Net sales increased by $2.3 million when compared to fiscal 2007 after excluding the effects of foreign exchange which added $5.7 million.  The largest industry served by the mold texturization business is the automotive industry.  Sales in this industry are driven by the number of new and redesigned platforms that the OEM’s introduce during the year.  During fiscal 2008, sales to the automotive industry experienced an increase due to market share gains, strong demand from our automotive OEM customers in North American and Europe, growth in our China operations as well as very solid performance in our European businesses.  We believe that our global presence, as well as our ability to be very responsive to our automotive OEM customers’ needs will continue to allow us to leverage our customers’ desire to work with one company worldwide while meeting their requirements for design and production consistency.

Net sales decreased $3.2 million in fiscal 2007, a 3.6% decrease over fiscal 2006.  Acquisitions accounted for an increase in sales of approximately $4.3 million while favorable exchange rates added an additional $2.6 million.  The remaining decrease of $10 million was attributable to weak demand within the Group’s mold texturization business, especially from its automotive customers.  Our two businesses in China also experienced flat sales during that period.

Engineered Products

Sales in this Group increased $10.0 million, or 11.0%, in fiscal 2008 when compared to the prior year.  This Group is comprised of three businesses, two metal spinning and fabrication businesses and one electronics business.  Our metal spinning and fabrication businesses, which serve customers in the energy, aviation and aerospace industries, experienced significant growth year over year, accounting for the majority of the sales increase of this group.  Recent trends within the energy, aerospace, and aviation industries indicate that OEM manufacturers are increasingly sourcing fabricated metal parts from third parties rather than manufacturing these parts themselves which has benefited our spinning and fabrication businesses.  During the year, one of our metal spinning businesses secured an $8.2 million contract for tooling and hardware related to NASA’s Orion rocket program.  We have recognized $5.1 million of revenue related to this contract in 2008.  In addition, the Group experienced a $1.9 million increase in sales due to favorable changes in foreign currency exchange rates.  Heading into fiscal 2009, the energy and aerospace markets show no signs of slowdown.  Flat year over year sales at our Electronics business are attributable to weakness in the automotive, security, HVAC and white goods markets offset by new business in the aerospace, medical and controls markets.

Sales in this Group increased $5.6 million, or 6.6%, in fiscal 2007 when compared to the same period one year earlier.  Our metal spinning and fabrication businesses, which serve customers in the energy, aviation and aerospace industries, experienced revenue growth of $4.3 million year over year, accounting for the majority of the increase in this group.  Our Electronics business also experienced growth of $1.3 million during the year due to the combination of price increases and volume increases.

Hydraulics Products Group

Sales declined by $2.1 million, or 5.7% in fiscal 2008 when compared to the same period one year earlier.  The declines were in the U.S. market, where several events occurred over the last year resulting in a decline in cylinder sales for the Group.  The most significant event was the engine design changes required to meet new EPA emission requirements.  Although intended to reduce emissions on long-haul trucks, these changes also reduced fuel efficiency while driving up the cost of the newer engines.  The result of these events was a significant decline in OEM truck sales, coupled with the general slowdown in the U.S. economy, lack of highway funds being released, excess inventory of new, used and repossessed equipment, and the dramatic rise in the price of fuels.  These factors have resulted in a decline in new orders for dump trucks and trailers thus negatively affecting sales to the Group.  Several positive steps have been undertaken to re-position the Group by focusing on the international marketplace.  In fiscal 2008, export sales to Europe, the Middle East, Mexico and Korea grew by approximately 44% over the prior year.  New sales and service operations have also been established in Portugal and Germany whereby distribution and sales channels have allowed us to expand in these geographic territories.

Sales declined by $5.9 million, or 13.6%, in fiscal 2007 when compared to the same period one year earlier.  The period prior to the implementation of the EPA Emissions regulations prompted a large number of orders for dump truck and trailers before the effective date of January 1, 2007.  This advanced buying positively impacted our fiscal 2006 performance, making the year over year comparison to 2007 more difficult.

Income from Operations

The following table presents income from operations by business segment (in thousands):

	2008	2007	2006
Food Service Equipment	$31,460	$18,242	$18,771
Air Distribution Products	(340)	2,610	11,089
Engraving Group	9,611	7,595	12,835
Engineered Products	13,164	10,776	9,281
Hydraulics Products	4,712	5,206	6,641
Restructuring	(590)	(286)	(930)
Other expenses, net	--	1,023	410
Corporate	(19,088)	(15,069)	(19,346)
	$38,929	$30,097	$38,751

Food Service Equipment

Income from operations (our measure of segment profit performance) increased $13.2 million from $18.2 million in fiscal 2007 to $31.5 million in fiscal 2008, a 72.5% increase.  The full year impact of acquisitions completed in fiscal 2007 added approximately $3.5 million in income from operations during fiscal 2008.  Excluding the impact of acquisitions, income from operations increased $9.7 million, or 53.1%, compared to fiscal 2007.  Our Master-Bilt and Nor-Lake Divisions experienced operating income growth in excess of 75% driven by organic sales growth, price increases, cost reductions and improved manufacturing efficiencies in all manufacturing locations.  Our Procon pump business experienced a 38% improvement in operating income due to organic sales growth, exchange gains, material cost reduction programs and operational improvements in their Mexico and Ireland operations.  Many of the materials used in FSEG products (such as metals, foam insulation and copper), have experienced price inflation throughout the fiscal year.  We continue to look for opportunities to offset these increases by implementing price increases to our customers and leveraging our consolidated purchases in negotiations with key vendors such as steel, compressors and freight carriers, and by pursuing better utilization of materials through value analysis and scrap reduction initiatives.  We also continue to look for opportunities to source components from China and other low cost countries.

Income from operations decreased $529,000 in fiscal 2007, a 2.8% decline from fiscal 2006.  Acquisitions added $1.6 million in income from operations during fiscal 2007, consistent with our expectations.  Excluding the impact of acquisitions, income from operations declined by $2.1 million, or 11.1%, compared to fiscal 2006.  The decline is attributable to several factors.  First, the positive sales performances discussed above added an additional $3.5 million in income from operations.  Our pump business’s income from operations increased more than 50% while our Nor-Lake refrigeration walk-in and cabinet business’s income from operations increased more than 38% when compared to fiscal 2006.  These positive performances were offset by a decline in our Master-Bilt business, whose year over year income from operations declined over $5.2 million.  This business was negatively impacted by decreased sales volumes, an inability to pass on material cost increases to customers and increased warranty costs associated with quality issues early in our fiscal year.

Air Distribution Products

Fiscal 2008 income from operations decreased $3.0 million from prior year.  The decrease is due primarily to sales volume declines and to a lesser extent, material cost increases.  Metal costs escalated more than 49% during the period.  Specific raw material cost reduction strategies along with third and fourth quarter price increases helped to partially offset these cost escalations.  Both price increases have received market wide acceptance.  Going forward these price increases should improve operating income performance for this Group.

Income from operations decreased $8.5 million in fiscal 2007, or 76.5%.  This decrease was due to both sales volume declines and material cost increases.  These results are a combination of the housing market in fiscal 2007 contracting 18.5% reducing sales, coupled with an inability to pass through sufficient price increases to offset increasing costs.

Engraving Group

Income from operations increased by $2.0 million, or 26.5%, when compared to fiscal 2007.  Sales volume increases and productivity improvements in the world wide mold texturizing facilities led to significant profit growth in this portion of the Engraving Group.  In the mold texturizing business we opened a new facility in Turkey and a larger facility in the Czech Republic which contributed to positive earnings growth during the year.  Operating income was down year over year in the roll and plate engraving and embossing equipment businesses due primarily to the impact of lower volume resulting from the downturn in the U.S. housing and automotive market, where a large percentage of this unit’s products are applied.  In addition, during the fourth quarter of the fiscal year we announced the closure of two roll engraving facilities in North America which will be consolidated into an existing operation by early fiscal 2009 in order to better utilize assets and reduce overhead costs.  We continue to expand the use of Lean enterprise techniques throughout the Group in order to improve profitability and responsiveness to our customers.

Income from operations decreased $5.2 million in fiscal 2007, a 40.8% decrease from the prior year.  The positive performance of the business acquired in 2006 (Innovent) was more than offset by decreases in our mold texturization business.  The sales delays in that business and the high level of fixed costs associated with these businesses caused income from operations to be depressed during the year.

Engineered Products

Income from operations increased $2.4 million, or 22.2% in fiscal 2008 when compared to the same period one year earlier.  The improvement in income from operations was attributed to the growth in aerospace and energy sales coupled with cost reductions achieved through Lean manufacturing techniques and the use of low cost manufacturing in Mexico and China by the Electronics business unit.  The improvement in operating income resulting from these efforts was partially offset by labor inefficiencies associated with the closure of a Canadian electronics manufacturing facility and production inefficiencies due to the commissioning of new capital equipment and new product launches at two Spincraft locations.  These issues were resolved by the end of fiscal 2008.

Income from operations increased $1.5 million in fiscal 2007, a 16.1% increase when compared to the same period one year earlier.  The improvement is largely due to our electronics business.  In fiscal 2006, we initiated manufacturing activities in China for this business.  By the end of fiscal 2007, we achieved our goal of producing in China nearly 15% of all of our product sold.  This contributed to the improvement in income from operations performance for this business.  In addition, we consolidated our U.S. based operations into two locations, from three previously.  The reduction in fixed costs resulting from this consolidation contributed to the improved operating performance of this unit’s business.  Our metal spinning businesses also contributed to income from operations of the Group.  However, the improvement in income from operations lagged the sales performance primarily due to a shift between products sold into the energy and aviation industry verses the aerospace business.  Margins within the energy and aviation products generally are lower than those for aerospace products.

Hydraulics Products

Income from operations decreased $0.5 million in fiscal 2008, or 9.5% when compared to the same period one year earlier due primarily to the year over year sales decline of 5.7%.  Products produced by this segment experienced reduced demand due to a challenging off road construction vehicle market.  We have successfully tested and imported several material components sourced directly from China, resulting in the incorporation of lower cost components into the designs and production of cylinders in the U.S.  The outcome of this action in the U.S. has yielded positive results and will also enhance the initiation of manufacturing operations in China.

Income from operations decreased $1.4 million in fiscal 2007, or 21.6% when compared to the same period one year earlier.  In connection with our expansion into China, additional costs were incurred including increased selling and marketing costs, increased distribution costs and other operating cost increases.  We believe that these costs represented a necessary investment in the introduction of products into new markets that are important to the continued growth of the Hydraulics Products Group.

Corporate

Corporate expense increased $4.0 million, or 26.7%, during 2008.  This increase is primarily due to increased stock-based compensation expense as compared to 2007.  The Company has in place a shareholder-approved performance- based long term stock compensation program for a group of approximately 15 senior executives.  The expenses associated with this program are recorded within the Corporate segment.  Grants with specific financial performance targets are made to management annually as part of the long-term incentive program.  We account for these awards by using the fair value of the awards on the grant date and an estimate of the probability of the achievement of the performance criteria.  During 2007 the accruals made for grants issued between 2005 and 2007 were reversed when we determined that the achievement of the performance criteria for outstanding awards was not probable.  The net effect of reversing these accruals was a $2.1 million reduction to stock-based compensation expense in fiscal 2007.  In fiscal 2008 we recorded approximately $1.3 million of expense for the long-term stock compensation program for grants made in fiscal 2008.  We also incurred additional professional services expenses throughout the year related to filling open positions and outside legal fees to settle certain claims.

Operating expenses for Corporate decreased $4.3 million in fiscal 2007, a 22.1% decrease when compared to the same period one year earlier.  This decrease is largely the result of reductions in stock-based compensation, professional fees and pension expenses.  With the decline in performance of the Company during fiscal 2007, we determined that the achievement of the performance criteria for outstanding awards was not probable, resulting in the reversal of any recognized compensation expense.  The net effect of this reversal to the current year expenses was a $2.1 million reduction in stock-based compensation at Corporate.

Discontinued Operations

During 2008, the Company entered into an Administrative Order of Consent with the U.S. Environmental Protection Agency related to the removal of various PCB-contaminated materials and soils at a site where the Company leased a building and conducted operations from 1967-1979.  The Company has recorded an environmental loss contingency totaling $2.0 million related to its participation at the site.

Also during fiscal 2008, the Company sold certain land, buildings and improvements related to the Standard Publishing business for net proceeds of $1.6 million in cash.  The Company recorded a gain on disposal of $907,000 in connection with the sale.  The Company also received $127,000 in cash from the release of the funds placed in escrow in connection with the sale of USECO’s product line in the second quarter of fiscal 2007.  The Company recorded a gain on disposal of $127,000 upon receipt of the funds released from escrow.

In March 2006, the Company entered into a plan to dispose of certain assets of its USECO product lines.  USECO, which was part of the Food Service Equipment Group, manufactures and sells rethermalization systems for meal deliveries to institutions, including governmental institutions, and under sink food disposals.  The Company determined that the product lines of USECO do not strategically fit with the other products offered by the Food Service Equipment Group.  The Company also determined that the markets that this business serves are not growing.  During fiscal 2006, the Company recognized a loss of $1.6 million, consisting of the write down of the carrying cost of inventory in connection with the plan to sell the businesses.  During the second quarter of fiscal 2007, the Company was able to complete the sale of the under-sink food disposals product line resulting in a gain on the sale of a portion of USECO business of approximately $541,000 offset by losses from the USECO operations.  In the third quarter of fiscal 2007, the Company determined that the remaining USECO rethermalization systems business could not be sold, and accordingly, shutdown the operations, accelerating the depreciation expense on the remaining manufacturing equipment and ceasing the manufacturing operations.  Any inventory remaining was analyzed and, where usable and transferable to our other businesses, was transferred to current operations.  The remaining inventory was previously fully reserved for.  In connection with the shutdown, the Company retained the warranty risk for previously sold units. The Company has analyzed those needs and believes that the current recorded balance of $242,000 is sufficient to cover future costs to support warranty claims.

During the quarter ended March 31, 2006, the Company announced plans to sell the businesses in its Consumer Products Group, including Standex Direct, Standard Publishing and Berean Christian Stores.  The businesses within the Consumer Products Group were determined not to fit strategically with the Company’s other operating segments as these businesses have few synergies to leverage across the other segments.  The Company also determined that its capital resources could be better allocated among those businesses in its other operating segments that offered opportunities for growth.  In March 2006, the Company completed the sale of certain assets of Standex Direct and recorded a gain of approximately $3.0 million in connection with the sale.  In July 2006, the Company sold substantially all the assets of the Standard Publishing business in an all cash deal and recognized a pre-tax gain of $10.1 million in this transaction.  In August 2006, the Company sold substantially all the assets of the Berean Christian Stores business in an all cash deal resulting in the recognition of a pre-tax gain of $200,000.  In connection with Berean, the Company was party under a number of operating leases for existing stores and one closed store.  The store leases in this transaction were assigned to the purchaser of the business for the remaining initial terms of the lease at the stated lease costs.  The Company and the buyer have agreed that the buyer will have no rights under the leases to exercise any options to extend.  The Company is therefore the guarantor under the operating leases until the expiration of the initial term.  The Company’s aggregate obligation under these leases would equal approximately $8.9 million.  At June 30, 2008, the Company has a liability of $178,000 representing the difference between the expected sub-lease rental income and the rental costs for a store closed in connection with the sale.

During fiscal 2006, the Company recorded $680,000 in costs associated with a business it disposed of in fiscal 2004.  At the time of the sale of the business, certain employees of the business were terminated.  Several of these employees subsequently made claims under the Company’s workers’ compensation program.  The Company has vigorously fought these claims but determined that the claims have developed in excess of previously recorded estimates.  The Company has recorded its best estimate of the additional costs of these claims.  In fiscal 2006, the Company also recorded an additional $200,000 in costs for a product liability claim associated with a business sold in our fiscal 1998.  The Company reached a settlement in this matter and does not expect to incur any additional costs in future periods.  Both changes in estimates have been included in discontinued operations in the accompanying financial statements for the year ended June 30, 2006.

Liquidity and Capital Resources

Cash Flow

Our primary sources of liquidity are cash flows from continuing operating activities and our revolving credit facility with seven banks.  Continuing operations generated $45.2 million in cash flow for the year ended June 30, 2008, compared to $32.5 million in fiscal 2007.  The increase is largely attributable to a combination of improved operating activities and the continued focus on improving working capital management.  We define net working capital as accounts receivable plus inventory less accounts payable.

In 2008, total net working capital decreased $6.9 million from the prior year level as compared to a $3.2 million increase between 2007 and 2006 (a $591,000 decrease from 2006 excluding acquisitions and dispositions).  We spent $11.0 million on capital expenditures during 2008 and paid dividends to our shareholders of $10.3 million.  The sale and leaseback of the ADP facility in Philadelphia generated net cash proceeds of $7.2 million.  Excess cash generated during 2008 was used to reduce outstanding borrowings by $33.7 million.

We believe that cash flows from continuing operating activities in fiscal 2009 will be sufficient to cover capital expenditures, operating lease payments, pension contributions, mandatory debt payments and dividends.  We expect to spend between $11 million and $13 million on capital expenditures in fiscal 2009.  In addition, we regularly evaluate acquisition opportunities.  Any cash needed for future acquisition opportunities would be obtained through a combination of cash flows from continuing operations and any available borrowings under the revolving credit facility.

Capital Structure

We have in place a five year, $150 million unsecured revolving credit facility (the “facility”) with seven participating banks which was originated in September 2007.  Funds available under the facility may be used for general corporate purposes or to provide financing for acquisitions.  The agreement contains certain covenants including funded debt to EBITDA and EBIT to interest expense.  Borrowings under the agreement bear interest at a rate equal LIBOR plus an applicable percentage based on our consolidated leverage ratio, as defined by the agreement.  As of June 30, 2008, the effective rate of interest for outstanding borrowings under the facility was 3.52%.  We are required to pay an annual fee of .175% on the maximum credit line.  As of June 30, 2008 and 2007, we had borrowings of $88.5 million and $118 million, respectively under the revolving facilities.  Available borrowings under the facility are reduced by unsecured short-term borrowings.  At June 30, 2008, we had the ability to borrow an additional $61.5 million under the facility.

We also utilize money market credit facilities with two banks to help manage daily working capital needs.  The agreements, which are renewed annually, provide for a maximum aggregate credit line of $20 million and are unsecured.  As of June 30, 2008 and 2007, we had $0 and $553,000, respectively, outstanding under these agreements.  At June 30, 2008 and 2007, we had standby letters of credit outstanding for insurance purposes of $14.9 million and $12.7 million, respectively.

The Company’s long-term debt also includes amounts associated with note purchase agreements with institutional investors.  As of June 30, 2008, we had two note purchase agreements with institutional investors of $25.0 million each, dated October 2002 and October 1998.  The notes bear interest at annual rates of 5.94% and 6.80%, respectively.  Each note purchase agreement requires payment of interest semi-annually.  The note purchase agreement dated October 2002 requires an annual payment of $3.6 million that commenced in October 2006.  The note purchase agreement dated October 1998 is due and payable in October 2008.  As of June 30, 2008 and 2007, the balance outstanding under the note purchase agreements aggregated $42.9 million and $46.4 million, respectively.  Upon maturity of the note due October 2008, we intend to either enter into a new note purchase agreement or to repay it through borrowings under our revolving credit facility.  Our decision will be based on our view of both short and long term interest rates along with conditions in the credit market at maturity date.

In July 2008, we entered into a series of swap agreements with one and two year terms effectively converting interest payments on our long-term debt from variable to fixed rates.  We converted interest payments on $88.5 million of debt due under our revolving credit agreement from variable rates based on LIBOR to a weighted average fixed rate of 3.23% for an effective rate of 4.10% based on our current leverage ratio.

The following table sets forth our capitalization at June 30:

Year Ended June 30 (in thousands):	2008	2007
Short-term debt	$28,579	$4,162
Long-term debt	106,086	164,158
Total debt	134,665	168,320
Less cash	28,657	24,057
Total net-debt	106,008	144,263
Stockholders’ equity	223,158	204,431
Total capitalization	$329,166	$348,694

Stockholders’ equity increased year over year primarily as a result of the net income of $18.5 million, favorable foreign currency movements of $4.6 million and changes in the pension values of $6.7 million.  The remaining changes are attributable to the treasury stock activity offset by the additional paid in capital increases associated with stock option exercises and stock-based compensation in the current year.  The Company's net debt to capital percentage decreased from 41.4% to 32.2% in fiscal 2008 due to a reduction in working capital, increased cash from operating activities and the sale of ADP’s Philadelphia location, all of which were used to repay borrowings.

In fiscal 2007, we adopted Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158).  SFAS 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as an asset or liability in the balance sheet with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income.  Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position.  As a result, we have included a $10.1 million after-tax charge in stockholders’ equity in fiscal 2008 to reflect the change in measurement date and a $41.0 million after-tax charge in stockholders’ equity in fiscal 2007 to reflect the previously unrecognized actuarial losses under these plans.  Prior to the adoption of SFAS No. 158, we recorded an amount known as the additional minimum liability to equity.  The additional minimum liability was calculated based on the funded status of the plans at the end of the measurement period.  The after-tax equity charge and the change year to year does not impact cash or earnings and could reverse in future periods should either interest rates increase and/or market performance and plan returns continue to improve.

During fiscal 2007, the Retirement Plans Committee of the Board of Directors voted to freeze the pension benefits accruing under the salaried defined benefit plan and the supplemental defined benefit plan.  Effective on January 1, 2008 all participants will no longer accrue any future benefits under the plans.  This action reduced pension expenses by approximately $1.4 million in 2008 and we expect that it will reduce pension expense by $2.3 million in 2009.  There were no cash contribution requirements in 2008 for any of our U.S. defined benefit plans.  The cost of this plan enhancement will offset a portion of the savings expected from the decision to freeze the defined benefit plan.

We have an insurance program for certain retired key executives.  The underlying policies have a cash surrender value of $20.6 million and are reported net of loans of $11.5 million for which we have the legal right of offset.  These policies have been purchased to fund supplemental retirement income benefits.  The aggregate present value of future obligations was $1.7 million and $1.9 million at June 30, 2008 and 2007, respectively.  During 2008, the Company made a decision to withdraw cash that had accumulated above the value of certain of these policies.  This withdrawal resulted in a cash settlement of $3.1 million during the fourth quarter of 2008.

Contractual obligations of the Company as of June 30, 2008 are as follows (in thousands):

	Payments Due by Period
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years
Long- and short-term debt obligations	$134,665	$28,579	$10,713	$92,073	$3,300
Operating lease obligations	15,382	4,095	5,375	2,494	3,418
Estimated interest payments [1]	16,664	4,588	7,547	4,232	297
Post-retirement benefit payments [2]	1,616	168	337	330	781
Purchase obligations	4,500	--	4,500	--	--
Total	$172,827	$37,430	$28,472	$99,129	$7,796

1 Estimated interest payments are based upon effective interest rates as of June 30, 2008.  See Item 7A for further discussions surrounding interest rate exposure on our variable rate borrowings.

2 Post-retirement benefit payments are based upon current benefit payment levels plus estimated health care costs trends of 9% in the first year trending to 5% through fiscal 2014.

Off Balance Sheet Items

In connection with the sale of the Berean Christian Bookstores, we assigned all but one lease to the buyers.  We are a guarantor under the initial remaining terms of each assigned lease, totaling $8.9 million.  We do not expect to make any payments as a result of these guarantees.  We had no other material off balance sheet items at June 30, 2008 and at June 30, 2007, other than the operating leases and purchase obligations summarized above.

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

Foreign Currency Translation – Our primary functional currencies used by our non-U.S. subsidiaries are the Euro, British Pound Sterling (Pound), Mexican Peso, Australian Dollar and Chinese Yuan.  During the current year, the Yuan and Euro have experienced increases in value relative to the U.S. dollar, our reporting currency.  Since June 30, 2007 the Euro has appreciated by 16.3% relative to the U.S. dollar, the Yuan has appreciated by 11.1% relative to the U.S. dollar, while the Pound has decreased 0.8% relative to the U.S. dollar.  These higher exchange values were used in translating the appropriate non-U.S. subsidiaries’ balance sheets into U.S. dollars at the end of the current quarter.

Environmental Matters – During 2008, the Company entered into an Administrative Order of Consent with the U.S. Environmental Protection Agency related to the removal of various PCB-contaminated materials and soils at a site where the Company leased a building and conducted operations from 1967-1979.  See the notes to our consolidated financials statements for further information regarding this event.  The Company has established an accrual in the amount of $2.0 million relating to discontinued operations.

We are party to various other claims and legal proceedings, generally incidental to our business.  We do not expect the ultimate disposition of these other matters will have a material adverse effect on our financial statements.

Seasonality – We are a diversified business with generally low levels of seasonality, however our fiscal third quarter is typically the period with the lowest level of activity.

Employee Relations – We maintain a solid working relationship with all of our unions and good employee relations are a focus of our management.

The Company has labor agreements with a number of union locals in the United States and a number of European employees belong to European trade unions.  We renegotiated four union contracts during 2008.  There was one work stoppage associated with these renegotiations during fiscal year 2008.  We had no work stoppages during 2007.  A total of four collective bargaining contracts covering approximately 260 employees will expire in fiscal 2009.  There can be no assurances that work stoppages can be avoided in future periods.

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

We have performed our annual testing of goodwill for impairment and have concluded that the goodwill recorded in the ADP segment is not impaired.  As part of our impairment review we analyzed housing starts over the past 50 years.  This review pointed out that during this time frame housing starts have gone through a number of cycles.  For example, during the prior 50 years housing starts have peaked between 2.0 and 2.5 million annualized housing starts 4 times and have bottomed at a rate of 0.8 to 1.0 million annualized housing starts five times.  Our impairment analysis took into consideration that the residential housing market is cyclical and that ADP’s financial performance will improve as the U.S. residential housing market recovers.

Cost of Employee Benefit Plans – We provide a range of benefits to our employees, including pensions and some postretirement benefits.  We record expenses relating to these plans based on calculations specified by U.S. GAAP, which are dependent upon various actuarial assumptions such as discount rates, assumed rates of return, compensation increases, turnover rates, and health care cost trends.  The expected return on plan assets assumption is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.  The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.  We review our actuarial assumptions on at least an annual basis and make modifications to the assumptions based on current rates and trends when appropriate.  Based on information provided by our actuaries and other relevant sources, we believe that our assumptions are reasonable.

The cost of employee benefit plans includes the selection of assumptions noted above.  A twenty-five basis point decrease (increase) in the expected return on plan assets assumptions, holding our discount rate and other assumptions constant, would increase (decrease) pension expense by approximately $305,000 per year.  A thirty basis point decrease (increase) in our discount rate, holding all other assumptions constant, would increase (decrease) pension expense by approximately $586,000.  See the Notes to the Consolidated Financial Statements for further information regarding pension plans.

Adoption of New Accounting Pronouncements

On June 30, 2007, we adopted Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, (FAS 158).  FAS 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as an asset or liability in the balance sheet with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income.  Additionally, FAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position.  As a result, we included a $41.0 million after-tax charge in stockholders’ equity in fiscal 2007 to reflect the previously unrecognized actuarial losses under these plans.  Prior to the adoption of FAS 158, we recorded an amount known as the additional minimum liability to equity.  The additional minimum liability was calculated based on the funded status of the plans at the end of the measurement period.  Effective July 1, 2007, we changed the measurement date for our plans to June 30.  Accordingly, pension expense in fiscal 2008 has been measured based on assumptions as of June 30, 2007.  We adopted the transition guidance of this standard in fiscal 2008 by adjusting beginning retained earnings for the period between the old measurement date and the new measurement date.

On July 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, (FIN 48).  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, by prescribing the minimum recognition threshold and measurement attribute a tax position taken or expected to be taken on a tax return is required to meet before being recognized in the financial statements.  As a result of the implementation of FIN 48, we did not recognize any change in our liability for unrecognized tax benefits.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements.  FAS 157 becomes effective for us on July 1, 2008 for financial assets and liabilities and on July 1, 2009 for nonfinancial assets and liabilities.  Upon adoption, the provisions of FAS 157 are to be applied prospectively with limited exceptions.  We are currently evaluating the impact of this standard on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (FAS 159).  FAS 159 permits companies to measure many financial instruments and certain other items at fair value.  FAS 159 became effective for us on July 1, 2008.  We did not elect the fair value option for any financial instruments.

In December 2007, the FASB issued SFAS 141 (Revised 2007), “Business Combinations”, (FAS 141R). FAS 141R changes the accounting for business combinations.  Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  FAS 141R applies prospectively to business combinations with an acquisition date on or after July 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, (FAS 161).  FAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.  FAS 161 is effective for us beginning July 1, 2009.  We are currently evaluating the impact of adopting FAS 161 on our financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3).  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP 142-3 is effective for us beginning July 1, 2009.  We are currently evaluating the impact of adopting FSP 142-3 on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (FAS 162).  FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities.  FAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  We are currently evaluating the impact of adopting FAS 162 on our financial statements.

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

Exchange Risk

The Company is exposed to both transactional risk and translation risk associated with exchange rates.  Regarding transactional risk, we mitigate certain of our foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time.  These contracts are used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At June 30, 2008 and June 30, 2007, we have no open foreign currency forward contracts.

Within our foreign operations we are also exposed to transactional risks, specifically with our subsidiaries using the Euro, British Pound Sterling and Chinese Yuan.  This transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service.  A hypothetical 10% appreciation or depreciation of the value of any of the foreign currencies to the U.S. Dollar at June 30, 2007 would not result in a material increase in short-term debt on our Consolidated Balance Sheet.

Our primary translation risk is with the Euro, British Pound Sterling and Chinese Yuan.  We do not hedge our translation risk.  As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings. From time to time, we will use interest rate swap agreements to modify our exposure to interest rate movements.  As of June 30, 2008, a hypothetical 10% immediate increase in interest rates would increase our annual interest expense by $232,000.  At June 30, 2008 and 2007, we have no outstanding interest rate swap agreements.  In July of 2008 the Company entered into a series of swaps in order to lock in favorable interest rates for periods of one and two years.

The Company also has $17.9 million of long-term debt and $28.6 million of short-term debt at fixed interest rates as of June 30, 2008.  There would be no immediate impact on our interest expense associated with this long-term debt due to fluctuations in market interest rates.

Concentration of Credit Risk

The Company has a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of June 30, 2008, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.  In certain segments, some customers represent greater than 15% of the segments’ revenues.  In the Food Service Equipment Group, 10 customers account for approximately 19% of annual sales.  In our Engineered Products segment, one aerospace customer accounts for approximately 7% of segment annual revenues and one energy customer accounts for approximately 18% of annual sales.  In many of our businesses our national accounts regularly review their selection of vendors.  Although our companies have historically prevailed and even gained market share under these circumstances, the outcome of future reviews can not be predicted.

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

Prices for steel products have fluctuated over the last several fiscal years.  The ADP, Engineered Products, Food Service Equipment and Hydraulics Products Groups are all sensitive to price increases for steel products, other metal commodities and petroleum based products.  During fiscal 2008, we experienced price increases for a number of materials including copper wire, other metal commodities, rhodium, refrigeration components and foam insulation.  These are some of the key elements in the products manufactured in these segments.  Our affected divisions have generally implemented price increases intended on fully offsetting the increases in steel.  The implemented price increases in the Food Service Equipment, ADP and Engineered Products Group did not fully offset the higher material costs.  Wherever possible, we will implement price increases to offset the impact of material prices.  The ultimate acceptance of these price increases, if implemented, will be impacted by our affected divisions’ respective competitors and the timing of their price increases.

Item 8.  Financial Statements and Supplementary Data

Consolidated Balance Sheets
Standex International Corporation and Subsidiaries
As of June 30 (in thousands, except share data)	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$28,657	$24,057
Accounts receivable, net	103,055	106,116
Inventories	87,619	91,301
Income tax receivables	983	--
Prepaid expenses and other current assets	3,337	3,762
Deferred tax asset	13,032	11,093
Total current assets	236,683	236,329

Property, plant and equipment	116,565	122,315
Intangible assets	27,473	31,228
Goodwill	120,650	118,911
Prepaid pension cost	1,972	8,256
Other non-current assets	19,691	22,861
Total non-current assets	286,351	303,571

Total assets	$523,034	$539,900

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$28,579	$4,162
Accounts payable	66,174	65,977
Accrued payroll and employee benefits	25,073	21,750
Accrued workers’ compensation	7,213	7,430
Income taxes payable	--	454
Other	18,000	19,736
Current liabilities – discontinued operations	2,701	821
Total current liabilities	147,740	120,330

Long-term debt - less current portion	106,086	164,158
Deferred income taxes	23,858	23,896
Pension obligations	7,430	17,621
Other non-current liabilities	14,762	9,464
Total non-current liabilities	152,136	215,139

Commitments and Contingencies (Notes 10 and 11)

Stockholders' equity:
Common stock-authorized, 60,000,000 shares
in 2008 and 2007; par value, $1.50 per share:
issued 27,984,278 shares in 2008 and 2007	41,976	41,976
Additional paid-in capital	27,158	25,268
Retained earnings	433,435	426,171
Accumulated other comprehensive income	(17,531)	(26,533)
Treasury share (15,687,401 shares in 2008
and 15,736,644 shares in 2007, respectively)	(261,880)	(262,451)
Total stockholders' equity	223,158	204,431

Total liabilities and stockholders' equity	$523,034	$539,900

See notes to consolidated financial statements.

Consolidated Income Statement

Standex International Corporation and Subsidiaries
For the Years Ended June 30 (in thousands, except per share data)	2008	2007	2006
Net sales	$697,541	$621,211	$589,938
Cost of sales	495,694	448,407	417,324
Gross profit	201,847	172,804	172,614

Selling, general and administrative	162,672	143,444	133,343
Other operating income, net	(344)	(1,023)	(410)
Restructuring costs	590	286	930

Income from operations	38,929	30,097	38,751

Interest expense	(9,510)	(9,025)	(7,681)
Other, net	324	1,464	893
Total	(9,186)	(7,561)	(6,788)

Income from continuing operations before income taxes	29,743	22,536	31,963
Provision for income taxes	10,459	6,611	11,028
Income from continuing operations	19,284	15,925	20,935

Income/(loss) from discontinued operations	(774)	5,317	2,208

Net income	$18,510	$21,242	$23,143

Basic earnings per share:
Income from continuing operations	$1.57	$1.30	$1.71
Income/(loss) from discontinued operations	(0.06)	0.44	0.18
Total	$1.51	$1.74	$1.89

Diluted earnings per share:
Income from continuing operations	$1.55	$1.28	$1.67
Income/(loss) from discontinued operations	(0.06)	0.43	0.18
Total	$1.49	$1.71	$1.85

See notes to consolidated financial statements.

Statements of Consolidated Stockholders' Equity and Comprehensive Income

			Unamortized
			Value of		Accumulated
		Additional	Restricted		Other			Total
	Common	Paid-in	Stock	Retained	Comprehensive	Treasury Stock		Stockholders’
Year End (in thousands)	Stock	Capital	Awards	Earnings	Loss	Shares	Amount	Equity
Balance, July 1, 2006	$41,976	$18,898	($63)	$402,322	($30,405)	15,750	($257,175)	$175,553
Stock issued for employee stock option
and purchase plans, including related income tax benefit		3,323				(256)	4,209	7,532
Stock-based compensation		3,351	63					3,414
Treasury stock acquired						288	(8,492)	(8,492)
Comprehensive income
Net Income				23,143				23,143
Foreign currency translation adjustment					4,555			4,555
Additional minimum liability, net of
related income tax benefit					4,850			4,850
Total comprehensive income								32,548
Dividends paid ($.84 per share)				(10,260)				(10,260)
Balance, June 30, 2006	$41,976	$25,572	$ --	$415,205	($21,000)	15,782	($261,458)	$200,295
Stock issued for employee stock option
and purchase plans, including related income tax benefit		(689)				(186)	3,099	2,410
Stock-based compensation		385	--					385
Treasury stock acquired						141	(4,092)	(4,092)
Comprehensive income
Net Income				21,242				21,242
Foreign currency translation adjustment					4,192			4,192
Additional minimum liability, net related
income tax benefit					3,275			3,275
Total comprehensive income								28,709
Adjustment to apply presentation provisions of FAS 158 ( net of tax benefit)					(13,000)			(13,000)
Dividends paid ($.84 per share)				(10,276)				(10,276)
Balance, June 30, 2007	$41,976	$25,268	$ --	$426,171	($26,533)	15,737	($262,451)	$204,431
Stock issued for employee stock option
and purchase plans, including related income tax benefit		(547)				(89)	1,497	950
Stock-based compensation		2,437	--					2,437
Treasury stock acquired						40	(926)	(926)
Comprehensive income
Net Income				18,510				18,510
Foreign currency translation adjustment					4,644			4,644
Change in unrealized pension losses, net of tax					(6,698)			(6,698)
Total comprehensive income								16,456
Adjustment to adopt change in measurement provisions of
FAS 158 as of July 1, 2007, net of tax				(928)	11,056			10,128
Dividends paid ($.84 per share)				(10,318)				(10,318)
Balance, June 30, 2008	$41,976	$27,158	$ --	$433,435	($17,531)	15,688	($261,880)	$223,158

See notes to consolidated financial statements.

Statements of Consolidated Cash Flows

Standex International Corporation and Subsidiaries
For the Years Ended June 30 (in thousands)	2008	2007	2006
Cash Flows from Operating Activities
Net income	$18,510	$21,242	$23,143
Income/(loss) from discontinued operations	(774)	5,317	2,208
Income from continuing operations	19,284	15,925	20,935

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,113	15,198	12,033
Stock-based compensation	2,437	385	3,414
Deferred income taxes	(467)	(1,133)	(2,173)
Non-cash expense of restructure charge	94	--	105
Gain on sale of investments, real estate and equipment	(344)	(1,023)	(410)
Increase/(decrease) in cash from changes in assets and liabilities, net of effects from discontinued operations and business acquisitions:
Accounts receivables, net	4,738	(1,591)	(4,653)
Inventories	4,299	(4,261)	(5,622)
Contributions to defined benefit plans	(620)	(3,862)	(3,843)
Prepaid expenses and other	471	1,277	266
Accounts payable	(912)	8,378	4,885
Accrued payroll, employee benefits and other liabilities	836	1,151	286
Income taxes payable	(1,746)	2,053	6,334
Net cash provided by operating activities - continuing operations	45,183	32,497	31,557
Net cash (used in)/provided by operating activities - discontinued operations	(477)	(7,002)	103
Net cash provided by operating activities	44,706	25,495	31,660
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(9,907)	(10,341)	(15,144)
Expenditures for acquisitions, net of cash acquired	--	(95,444)	(16,470)
Expenditures for executive life insurance policies	(626)	(642)	--
Proceeds withdrawn from life insurance policies	3,129	--	--
Proceeds from sale of investments, real estate and equipment	8,129	1,371	4,316
Net cash used for investing activities from continuing operations	725	(105,056)	(27,298)
Net cash provided by investing activities from discontinued operations	1,661	31,064	4,253
Net cash used for investing activities	2,386	(73,992)	(23,045)
Cash Flows from Financing Activities
Proceeds from additional borrowings	150,000	85,305	99,005
Payments of debt	(183,624)	(34,282)	(86,916)
Stock issued under employee stock option and purchase plans	950	2,168	6,236
Excess tax benefit associated with stock option exercises	--	242	136
Debt issuance costs	(231)	--	(450)
Cash dividends paid	(10,318)	(10,276)	(10,260)
Purchase of treasury stock	(926)	(4,091)	(8,492)
Net cash provided by/(used for) financing activities from continuing operations	(44,149)	39,066	(741)
Net cash used for financing activities from discontinued operations	--	--	--
Net cash provided by/(used for) financing activities	(44,149)	39,066	(741)

Effect of exchange rate changes on cash	1,657	898	1,025

Net changes in cash and cash equivalents	4,600	(8,533)	8,899
Cash and cash equivalents at beginning of year	24,057	32,590	23,691
Cash and cash equivalents at end of year	$28,657	$24,057	$32,590

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$9,921	$7,815	$7,704
Income taxes, net of refunds	$10,314	$11,884	$11,002
Capital expenditures included in accounts payable at year end	$1,082	$ --	$ --
See notes to consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Consolidation

Standex International Corporation (“Standex” or the “Company”) is a diversified manufacturing company with operations primarily in the United States and Europe.  The accompanying consolidated financial statements include the accounts of Standex International Corporation and its subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Trading Securities

The Company purchases investments in connection with the KEYSOP Plan for certain retired executives.  These investments are classified as trading and reported at fair value.  The investments generally consist of mutual funds, are included in other non-current assets and amounted to $5.2 million and $5.3 million at June 30, 2008 and 2007, respectively.

Accounts Receivable Allowances

The changes in the allowances for uncollectible accounts during 2008, 2007 and 2006 were as follows (in thousands):

	2008	2007	2006
Balance at beginning of year	$3,339	$4,976	$5,405
Provision charged to expense	732	970	2,327
Businesses sold	--	(1,308)	--
Write-offs, net of recoveries	(772)	(1,299)	(2,756)
Balance at end of year	$3,299	$3,339	$4,976

Included in the above for 2006 is the allowance for uncollectible accounts for the Consumer Products Group of $1.3 million which were included in discontinued operations and sold in 2007.

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

Routine maintenance costs are expensed as incurred.  Major improvements are capitalized.  Major improvements to leased buildings are capitalized as leasehold improvements and depreciated over the lesser of the lease term or the life of the improvement.

Goodwill and Identifiable Intangible Assets

All business combinations are accounted for using the purchase method, and goodwill and identifiable, intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Identifiable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives.

The Company performs its annual assessment of impairment in the fourth quarter of each year.  No impairments were recorded in any period presented herein.

Assets Held for Sale

Assets held for sale are reported at the lower of the assets’ carrying amount or fair value, less costs to sell.  Assets held for sale are included in other non-current assets in the consolidated balance sheet and amounted to $727,000 and $651,000 at June 30, 2008 and 2007, respectively, and are comprised of real estate.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature.  Trading securities are reported at fair value.  See the discussion of fair value of institutional investors’ agreement in the debt footnote.

Concentration of Credit Risk

The Company is subject to credit risk through trade receivables and short-term cash investments.  Concentration of risk with respect to trade receivables is minimized because of the diversification of our operations, as well as our large customer base and our geographical dispersion.  No individual customer accounts for more than 10% of revenues or accounts receivable in the periods presented.

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

Cost of Goods Sold and Selling, General and Administrative Expenses

The Company includes expenses in either cost of goods sold or selling, general and administrative categories based upon the natural classification of the expenses.  Cost of goods sold includes expenses associated with the acquisition, inspection, manufacturing and receiving of materials for use in the manufacturing process.  These costs include inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs as well as depreciation, amortization, wages, benefits and other costs that are incurred directly or indirectly to support the manufacturing process.  Selling, general and administrative includes expenses associated with the distribution of our products, sales effort, administration costs and other costs that are not incurred to support the manufacturing process.  The Company records distribution costs associated with the sale of inventory as a component of selling, general and administrative expenses in the Statements of Consolidated Income.  These expenses include warehousing costs, outbound freight charges and costs associated with distribution personnel.  Our gross profit margins may not be comparable to those of other entities due to different classifications of costs and expenses.

Research and Development

Research and development expenditures are expensed as incurred.  Total research and development costs charged to expense were $4.1 million, $4.7 million and $3.0 million for the years ended June 30, 2008, 2007 and 2006, respectively.

Warranties

The expected cost associated with warranty obligations on our products is recorded when the revenue is recognized.  Warranty costs and related accrued warranty costs for the years ended June 30, 2008, 2007 and 2006, were not significant.

Stock-Based Compensation Plans

Stock options and awards have been issued to officers, other management employees and non-employee directors under our various incentive compensation programs.  The stock options generally vest over a three to five-year period and have a maturity of ten years from the issuance date.  Restricted stock awards generally vest over a three-year period and generally have a maturity of three years.  Compensation expense associated with stock options and awards are recorded based on their grant-date fair values.  Accruals of compensation cost for an award with a performance condition are based on the probable outcome of that performance condition.  The stated vesting period is considered non-substantive for retirement eligible participants.  Accordingly, the Company recognizes any remaining unrecognized compensation expense when a participant achieves retirement eligibility.

Foreign Currency Translation

Assets and liabilities of non-U.S. operations denominated in local currencies are translated into U.S. dollars at year-end exchange rates. Revenues and expenses of these operations are translated using average exchange rates.  The resulting translation adjustment is reported as a component of comprehensive income, in the Statements of Consolidated Stockholders’ Equity and Comprehensive Income.  Gains and losses from foreign currency transactions are included in results of operations and were not material for any period presented.

Derivative Instruments and Hedging Activities

Forward foreign currency exchange contracts are periodically used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as dividends and loan payments from subsidiaries.  The Company enters into such contracts for hedging purposes only.  The Company does not hold or issue derivative instruments for trading purposes.  There were no outstanding forward foreign currency exchange contracts at June 30, 2008.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues.  Prior to July 1, 2007, these reserves were recorded when management determined that it was probable that a loss would be incurred related to these matters and the amount of the loss was reasonably determinable.  On July 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”).  As a result, reserves recorded subsequent to adoption are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit, assuming that the matter in question will be raised by the tax authorities.  Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense.

Earnings Per Share

	2008	2007	2006
Basic – Average Shares Outstanding	12,291	12,232	12,230
Effect of Dilutive Securities – Stock Options and Restricted Stock Awards	104	172	285
Diluted – Average Shares Outstanding	12,395	12,404	12,515

Both basic and dilutive income are the same for computing earnings per share.  Options, which were not included in the computation of diluted earnings per share because to do so would have had an anti-dilutive effect, totaled 5,240, 3,190 and 20,970 for the years ended June 30, 2008, 2007 and 2006, respectively.

Adoption of New Accounting Pronouncements

On June 30, 2007, the Company adopted Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, (FAS 158).  FAS 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as an asset or liability in the balance sheet with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income.  Additionally, FAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position.  As a result, the Company included a $41.0 million after-tax charge in stockholders’ equity in fiscal 2007 to reflect the previously unrecognized actuarial losses under these plans.  Prior to the adoption of FAS 158, the Company recorded an amount known as the additional minimum liability to equity.  The additional minimum liability was calculated based on the funded status of the plans at the end of the measurement period.  Effective July 1, 2007, the Company changed the measurement date for its plans to June 30.  Accordingly, pension expense in fiscal 2008 has been measured based on assumptions as of June 30, 2007.  The Company adopted the transition guidance of this standard in fiscal 2008 by adjusting beginning retained earnings for the period between the old measurement date and the new measurement date.

On July 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, (FIN 48).  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, by prescribing the minimum recognition threshold and measurement attribute a tax position taken or expected to be taken on a tax return is required to meet before being recognized in the financial statements.  As a result of the implementation of FIN 48 in 2008, the Company did not recognize any change in its liability for unrecognized tax benefits.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements.  FAS 157 becomes effective for the Company on July 1, 2008 for financial assets and liabilities and on July 1, 2009 for nonfinancial assets and liabilities.  Upon adoption, the provisions of FAS 157 are to be applied prospectively with limited exceptions.  The Company is currently evaluating the impact of this standard on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (FAS 159).  FAS 159 permits companies to measure many financial instruments and certain other items at fair value.  FAS 159 becomes effective for the Company on July 1, 2008.  The Company did not elect the fair value option for any financial instruments.

In December 2007, the FASB issued SFAS 141 (Revised 2007), “Business Combinations”, (FAS 141R).  FAS 141R changes the accounting for business combinations.  Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  FAS 141R applies prospectively to business combinations with an acquisition date on or after July 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, (FAS 161).  FAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.

FAS 161 is effective for the Company beginning July 1, 2009.  The Company is currently evaluating the impact of adopting FAS 161 on its financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3).  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP 142-3 is effective for the Company beginning July 1, 2009.  The Company is currently evaluating the impact of adopting FSP 142-3 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (FAS 162).  FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities.  FAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company is currently evaluating the impact of adopting FAS 162 on its financial statements.

2.  ACQUISITIONS

In January 2007, the Company completed two acquisitions as part of its growth strategy for the Food Service Equipment segment and to expand its product offerings in that business.  The Company acquired substantially all the assets of American Foodservice Company (“AFS”), an equipment manufacturer with expertise in stainless steel fabrication, millwork and solid surface stonework.  AFS will enable the Company to capture demand for high-end, custom-fabricated foodservice equipment across a spectrum of new cafeteria and commissary applications in markets including corporate headquarters, healthcare facilities and hospitals, colleges and universities, and casinos and hotels.

Also in January 2007, the Company completed the purchase of all the outstanding stock of Associated American Industries, Inc. (“AAI”).  AAI is a leading provider of “hot side” food service equipment and has brands with global recognition among customers in the food service market.  AAI’s APW Wyott brand manufactures primarily counter top products used in cooking, toasting, warming and merchandising food for applications in quick service restaurants, convenience stores, small restaurants and concession areas.  In addition to APW Wyott, AAI’s brands include Bakers Pride, which provides a wide selection of deck ovens, pizza ovens, conveyor ovens and counter top ranges, griddles and char broilers to meet the needs of the restaurant, pizza, supermarket and convenience store market segments, and BevLes, which produces heated proofer and holding cabinets for the restaurant and baking market segments.  The addition of AAI will complement the Company’s existing hot side business, BKI, while providing it with opportunities to cross market to new customers its existing portfolio of products.  This acquisition will also provide the Company a sizeable presence in the hot food preparation, storage and merchandising equipment market.

Both acquisitions were integrated into the Food Service Equipment segment.  The total purchase price for the two acquisitions totaled $94.9 million, net of cash acquired.

As part of the acquisition, the Company realized $26.2 million of acquired intangible assets, $14.9 million was assigned to customer relationships with an average useful life of 15 years; $10.3 million was assigned to trademarks with indefinite lives; and $407,000 was allocated to noncompetition agreements with an average estimated useful life of 2 years.  The $46.3 million in goodwill was assigned to Food Service Equipment Group.  The total amount of the goodwill recognized will not be deductible for tax purposes.  The results of operations of AAI and AFS have been included in the consolidated statement of income from the dates of the acquisitions.

During the quarter ended December 31, 2005, the Company completed two acquisitions for a total purchase price of $16.3 million.  Substantially all the assets of Three Star Manufacturing, Inc. (dba Kool Star) (“Kool Star”) were purchased in an all cash transaction.  Kool Star, is a manufacturer of walk-in cold storage units serving primarily the West Coast and southwest portions of the United States.  This bolt-on acquisition expanded the Company’s refrigerated walk-in cooler and freezer product line by providing improved access to the southwestern U.S. market where its presence has not been strong.  Immediately after completion of the acquisition, the Company closed the manufacturing facility in California and relocated the manufacturing assets to its Mexico manufacturing facility.  Kool Star has been integrated into the Food Service Equipment Segment.

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

3.  INVENTORIES

Inventories are comprised of (in thousands):

June 30	2008	2007
Raw materials	$37,839	$44,073
Work in process	24,254	23,112
Finished goods	25,526	24,116
Total inventory	$87,619	$91,301

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	2008	2007
Land, buildings and
leasehold improvements	$95,802	$101,366
Machinery, equipment and other	157,694	149,775
Total	253,496	251,141
Less accumulated depreciation	136,931	128,826
Property, plant and equipment - net	$116,565	$122,315

5.  INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	Customer
	Relationships	Trademarks	Other	Total

June 30, 2008
Cost	$20,958	$12,200	$5,550	$38,708
Accumulated amortization	(6,725)	--	(4,510)	(11,235)
Balance, June 30, 2008	$14,233	$12,200	$1,040	$27,473

June 30, 2007
Cost	$20,775	$12,095	$5,716	$38,586
Accumulated amortization	(3,551)	--	(3,807)	(7,358)
Balance, June 30, 2007	$17,224	$12,095	$1,909	$31,228

Amortization expense for the years ended June 30, 2008, 2007, and 2006 totaled $3.9, $3.4 and $0.9 million, respectively. At June 30, 2008, aggregate amortization expense is estimated to be $3.3 million in fiscal 2009, $2.6 million in fiscal 2010, $2.0 million in fiscal 2011, $1.6 million in fiscal 2012 and $1.2 million in fiscal 2013.

6.  GOODWILL

Changes to goodwill during the years ended June 30, 2008 and 2007 are as follows (in thousands):

	2008	2007
Balance at beginning of year	$118,911	$73,272
Additions		46,561
Foreign currency translation	845	878
Other adjustments	894	(1,800)
Balance at end of year	$120,650	$118,911

During fiscal 2007, the Company recorded increases in goodwill primarily associated with the acquisition of Associated American Industries, Inc.  During 2007, the Company also corrected the classification of indefinite lived intangibles with a carrying value of $1.8 million recorded in connection with the acquisitions of Kool Star and Innovent, which had been aggregated and reported as goodwill in the prior year.  Fiscal year 2007 additions and other adjustments relate to the Food Service Equipment Group.

7.  DEBT

Debt is comprised of the following (in thousands):

	2008	2007
Bank credit agreements	$88,500	$118,000
Institutional investors agreements	42,857	46,429
Other, due 2009-2018 (2.00%
effective rate at June 30, 2008)	3,308	3,891
Total	134,665	168,320
Less current portion	28,579	4,162
Total long-term debt	$106,086	$164,158

Bank Credit Agreements

In December 2005, the Company entered into a five-year $150 million unsecured revolving credit facility (the “facility”) with nine participating banks.  Proceeds under the facility may be used for general corporate purposes or to provide financing for acquisitions.  Borrowings under the agreement bear interest at a rate equal to the sum of LIBOR, plus an applicable percentage based on our consolidated leverage ratio, as defined by the agreement.  The Company also pays an annual fee of 0.175% on the maximum credit line.  The agreement contains certain covenants including limitations on the ratio of indebtedness to EBITDA.  In September 2007, the Company executed amendments to the facility which extended the maturity date to September 11, 2012 and modified certain financial covenants to reflect the impact of the acquisitions made in fiscal 2007.  In connection with the amendments, the Company incurred approximately $231,000 of arrangement fees and related costs, which have been deferred and are being amortized, along with original issuance costs of $450,000, over the expected term of the facility.  Outstanding borrowings under the facility were $88.5 million and $118.0 million at June 30, 2008 and 2007, respectively.  The effective interest rate for outstanding borrowings at June 30, 2008 was 3.52%.  At June 30, 2008, the Company had the ability to borrow an additional $61.5 million under the facility.

The Company also utilizes money market credit facilities with two banks to help manage daily working capital needs.  The agreements, which expire annually, provide for a maximum aggregate credit line of $20.0 million and are unsecured.  At June 30, 2008 and 2007, the Company had $0 and $553,000, respectively, outstanding under these agreements.  At June 30, 2008 and 2007, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $14.9 million and $12.7 million, respectively.

Institutional Investor Agreements

At June 30, 2008, the Company had two note purchase agreements with institutional investors of $25.0 million each, dated October 2002 and October 1998.  The notes bear interest at annual rates of 5.94% and 6.80%, respectively.  Interest on the notes is paid semi-annually.  The note purchase agreement dated October 2002 is subject to annual repayments of $3.6 million commencing in October 2006.  The note purchase agreement dated October 1998 is due and payable in October 2008.  The agreements contain certain covenants including limitations on the ratio of indebtedness to EBITDA.  In September 2007, the Company executed amendments to the note purchase agreements which modified certain financial covenants to reflect the impact of the acquisitions made in fiscal 2007.  In connection with the amendments, the Company incurred approximately $50,000 of arrangement fees and related costs, which have been deferred and are being amortized over the remaining lives of the notes.  At June 30, 2008 and 2007, the balance outstanding under the note purchase agreements aggregated $42.9 million and $46.4 million, respectively.  The effective interest rate for outstanding borrowings at June 30, 2008 was 6.67%.

Loan Covenants and Repayment Schedule

The Company’s loan agreements contain a limited number of provisions relating to the maintenance of certain financial ratios and restrictions on additional borrowings and investments.  The most restrictive of these provisions requires that the Company maintain a minimum ratio of earnings before interest, taxes, depreciation and amortization to funded debt, as defined, on a trailing four quarters basis and a minimum net worth level, as defined.  The Company was in compliance with all debt covenants as of June 30, 2008 and 2007.

Debt is due as follows (in thousands):

2009	$28,579
2010	3,571
2011	3,571
2012	3,571
2013	92,073
Thereafter	3,300

Fair Value of Debt

The fair value of the unsecured revolving credit facility approximates the carrying value due to the short-term nature of the underlying debt and the variability of the interest rate.  The fair value of the Institutional Investor Agreements was estimated to be approximately $44.4 million at June 30, 2008.

8.  ACCRUED PAYROLL AND EMPLOYEE BENEFITS

Accrued payroll and employee benefits consists of the following (in thousands):

	2008	2007
Payroll	$20,856	$16,689
Benefits	3,187	3,906
Payroll taxes	1,030	1,155
Total	$25,073	$21,750

9.  INCOME TAXES

The components of income from continuing operations before income taxes are as follows (in thousands):

	2008	2007	2006
U.S. Operations	$14,627	$11,942	$18,696
Non-U.S. Operations	15,116	10,594	13,267
Total	$29,743	$22,536	$31,963

The Company utilizes the asset and liability method of accounting for income taxes.  Deferred income taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws.  The components of the provision for income taxes on continuing operations (in thousands) are as follows:

	2008	2007	2006
Current:
Federal	$5,805	$4,882	$9,175
State	1,150	751	1,174
Non-U.S.	3,971	2,111	2,852
Total Current	10,926	7,744	13,201

Deferred:
Federal	($125)	($843)	($2,789)
State	(637)	(728)	(344)
Non-U.S.	295	438	960
Total Deferred	(467)	(1,133)	(2,173)
Total	$10,459	$6,611	$11,028

A reconciliation of the U.S. Federal income tax rate on continuing operations to the effective income rate is as follows:

	2008	2007	2006
Statutory tax rate	35.0%	35.0%	35.0%
State taxes	1.1	0.1	1.7
Foreign rate differential	(2.6)	(2.9)	(0.9)
Impact of foreign repatriation	1.4	5.9	--
Federal tax credits	(0.8)	(5.9)	(0.3)
Other	1.1	(2.9)	(1.0)

Effective income tax rate	35.2%	29.3%	34.5%

The lower effective tax rate for fiscal 2007 reflects tax benefits associated with the reversal of income tax contingency reserves that were determined to be no longer needed due to the expiration of the applicable statutes of limitations and the impact from the retroactive extension of the R&D credit.

Significant components of the Company’s deferred income taxes are as follows (in thousands):

	2008	2007
Deferred tax liabilities:
Depreciation and amortization	$28,476	$29,627
Foreign repatriations	--	1,323

Deferred tax assets:
Accrued compensation	(3,257)	(3,234)
Accrued expenses and reserves	(7,210)	(7,454)
Pension	(699)	(1,199)
Inventory	(1,800)	(1,952)
Other	(1,309)	(802)
Net operating loss and
credit carryforwards	(5,385)	(5,072)
Total deferred tax liability	8,816	11,237
Less: Valuation allowance	2,010	1,566
Net deferred tax liability	$10,826	$12,803

The Company estimates the degree to which deferred tax assets, including net operating loss and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unrealized.  The valuation allowances at June 30, 2008 applies to the tax benefit of foreign loss carryforwards, which management has concluded that it is more likely than not that these tax benefits will not be realized.

As of June 30, 2008, the Company had state net operating loss ("NOL") and credit carryforwards of approximately $14.2 million and $734,000, respectively, which may be available to offset future state income tax liabilities and expire at various dates from 2009 through 2026.  In addition, the Company had foreign NOL carryforwards of approximately $12.6 million, $12.5 million of which carry forward indefinitely and $100,000 that carry forward for 5 years.

The Company’s income taxes currently payable for federal and state purposes have been reduced by the benefit of the tax deduction in excess of recognized compensation cost from employee stock compensation transactions.  The provision for income taxes that is currently payable does not reflect approximately $2,000 and $273,000 of such benefits of the Company that have been allocated to capital in excess of par value in 2008 and 2007, respectively.

A provision has not been made for U.S. or additional non-U.S. taxes on $29.9 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because the company plans to keep these amounts permanently reinvested overseas except for instances where the company can remit such earnings to the U.S. without an associated net tax cost.

The total provision for income taxes included in the consolidated financial statements was as follows:

	2008	2007	2006
Continuing operations	$10,459	$6,611	$11,028
Discontinued operations	(477)	3,330	1,064
	$9,982	$9,941	$12,092

The Company has adopted FIN 48, as of July 1, 2007.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, by prescribing the minimum recognition threshold and measurement attribute of a tax position taken or expected to be taken on a tax return is required to meet before being recognized in the financial statements.  As a result of the implementation of FIN 48, the Company did not recognize any change in its liability for unrecognized tax benefits.

The changes in the amount of gross unrecognized tax benefits during 2008 were as follows (in thousands):

Balance at July 1, 2007	$2,830
Additions based on tax positions related to the current year	439
Additions for tax positions of prior years	--
Reductions for tax positions of prior years	(73)
Settlements	--
Balance at June 30, 2008	$3,196

If these tax benefits were recognized in a future period, the entire amount of unrecognized tax benefit would impact the Company’s effective tax rate.

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

Country	Years Ending June 30,
United States	2004 to 2008
Canada	2005 to 2008
Ireland	2005 to 2008
Portugal	2005 to 2008
United Kingdom	2007 to 2008

The Company’s policy is to include interest expense and penalties related to unrecognized tax benefits within the provision for income taxes on the condensed consolidated statements of income.  At June 30, 2008 and at the date of adoption, the Company had approximately $724,000 and $447,000, respectively, accrued for interest expense on unrecognized tax benefits.

10.  COMMITMENTS

The Company leases certain property and equipment under agreements with initial terms ranging from one to twenty years.  Rental expense for the years ended June 30, 2008, 2007 and 2006 was approximately $5.5 million, $4.6 million and $4.4 million, respectively.

In September 2007, Standex Air Distribution Products, Inc. (ADP), a subsidiary of the Company, sold its manufacturing facility located in Philadelphia and leased back approximately two-thirds of the floor space of the facility.  The lease has an initial term of ten years with two consecutive additional five-year options to renew.  The net proceeds from the sale, after transaction and other related costs, were $7.2 million resulting in a gain of approximately $2.3 million which was deferred and is being recognized in proportion to the lease payments expensed over the initial 10-year lease term.  The deferred gain is classified as other non-current liabilities on the balance sheet.

At June 30, 2008, the minimum annual rental commitments under noncancelable operating leases, principally real estate, were approximately $4.1 million in fiscal 2009, $3.1 million in fiscal 2010, $2.2 million in fiscal 2011, $1.5 million in fiscal 2012, $1.0 million in fiscal 2013 and $3.4 million thereafter.

In connection with the sale of substantially all the assets of Berean Christian Stores in fiscal 2007, we assigned all of the leases for the retail locations to the buyers.  The Company and the buyer agreed that the buyer will have no rights under the leases to exercise any options to extend.  We are the guarantor under the operating leases until the expiration of the initial term.  The Company’s aggregate obligation under the leases would equal approximately $8.9 million at June 30, 2008.  We do not expect to make any payments as a result of these guarantees nor have we required any collateral related to such guarantees.

In connection with an acquisition in June 2003, we entered into a ground lease for a facility in Richmond, Virginia which is renewable on an annual basis.  The terms of the lease will continue and renew until the completion of a number of environmental requirements by the owners of the facility.  Upon satisfaction of those requirements, to be evidenced by the issuance of a certificate by the Virginia Department of Environmental Quality and, if required, a no-action letter from the United States Environmental Protection Agency, we are required to purchase the land and building for $4.5 million.  The Company is not certain as to when these contingencies will be satisfied thereby triggering the consummation of the purchase, and as such the amount has not been included in the consolidated balance sheet.

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

During 2008, the Company entered into an Administrative Order of Consent with the U.S. Environmental Protection Agency related to the removal of various PCB-contaminated materials and soils at a site where the Company leased a building and conducted operations from 1967-1979.  The Company has established an accrual in the amount of $2.0 million relating to this matter.  Site characterization work has been initiated and the accrual will be adjusted accordingly based on the results of this site characterization.  As the site is the former location of the Club Products and Monarch Aluminum divisions, which was previously discontinued, the accrual has been included in results from discontinued operations in fiscal 2008.

The Company has completed a full environmental study relating to certain land and buildings in France.  The results of the study were completed in the second quarter of fiscal 2006 and submitted to local regulators who have requested additional information for purposes of coming to agreement on a work plan for remediation.  The Company has recorded $273,000, representing the remaining amount to be paid of the original estimate, as of June 30, 2008 for the estimated costs associated with this property.

12.  STOCK-BASED COMPENSATION AND PURCHASE PLANS

Stock-Based Compensation Plans

Under incentive compensation plans, the Company is authorized to make grants of stock options, restricted stock and performance share units to provide equity incentive compensation to key employees and directors. In fiscal 2004, the Company began granting stock awards instead of stock options.  The stock award program offers employees and directors the opportunity to earn shares of our stock over time, rather than options that give the employees and directors the right to purchase stock at a set price.  The Company has stock plans for directors, officers and certain key employees.

Total compensation cost recognized in income for equity based compensation awards was $2.4 million, $385,000 and $3.4 million for the years ended June 30, 2008, 2007 and 2006, respectively.  The total income tax benefit recognized in the consolidated income statement for equity-based compensation plans was $929,000, $147,000; $1.3 million for the years ended June 30, 2008, 2007 and 2006, respectively.

At June 30, 2008, 173,262 shares of common stock were reserved for issuance under various compensation plans.

Restricted Stock Awards

The Company may award shares of restricted stock to eligible employees and non-employee directors of the Company at no cost, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights during the restriction period.  Such shares and rights are subject to forfeiture if certain employment conditions are not met.  During the restriction period, recipients of the shares are entitled to dividend equivalents on such shares, providing that such shares are not forfeited.  Dividends are accumulated and paid out at the end of the restriction period.  During 2008, 2007 and 2006 the Company granted 70,351, 41,270 and 103,348 shares, respectively, of restricted stock to eligible participants.  Restrictions on the stock awards lapse between fiscal 2009 and fiscal 2011.  Through June 30, 2008, restrictions on 207,106 shares have lapsed.  For the years ended June 30, 2008, 2007 and 2006, $1.1 million, $1.3 million and $1.7 million, respectively, was recognized as compensation expense related to restricted stock awards.

A summary of stock options and restricted stock awards activity during the year ended June 30, 2008 is as follows:

	Stock Options			Restricted Stock Awards
		Weighted
	Number	Average	Aggregate	Number	Aggregate
	of	Exercise	Intrinsic	of	Intrinsic
	Shares	Price	Value	Shares	Value

Outstanding, July 1, 2007	46,010	$22.56	$281,000	137,737	$3,917,000
Granted	--	--		70,351
Exercised	(3,560)	19.90	$6,000	(38,666)	$879,000
Canceled	(12,690)	29.18		(25,350)
Outstanding, June 30, 2008	29,760	$20.05	$24,000	144,072	$2,988,000

At June 30, 2008, all 29,760 outstanding stock options were exercisable and have a weighted-average remaining contractual life of 4.0 years.

Restricted stock awards granted during 2008, 2007 and 2006 had a weighted average grant date fair value of $22.63, $28.05 and $28.05, respectively.  The grant date fair value of restricted stock awards is determined based on the closing price of the Company’s common stock on the date of grant.  The total intrinsic value of options and awards exercised during the years ended June 30, 2008, 2007 and 2006 was $885,000, $1.4 million and $1.6 million, respectively.

As of June 30, 2008, there was $1.7 million of unrecognized compensation costs related to stock options and awards expected to be recognized over a weighted-average period of 1.5 years.

Executive Compensation Program

The Company operates a compensation program for key employees.  The plan contains both an annual component as well as long-term component.  Under the annual component, participants are required to defer 20% (and may elect to defer up to 50%) of their annual incentive compensation in restricted stock which is purchased at a discount to the market.  Additionally, non-employee directors of the Company may defer a portion of their director’s fees in restricted stock units which is purchased at a discount to the market.  During the restriction period, recipients of the shares are entitled to dividend equivalents on such units, providing that such shares are not forfeited.  Dividend equivalents are accumulated and paid out at the end of the restriction period.  The restrictions on the units expire after three years.  At June 30, 2008 and 2007, respectively, 70,848 and 69,649 shares of restricted stock units are outstanding and subject to restrictions that lapse between fiscal 2009 and fiscal 2011.  The compensation expense associated with this incentive program is charged to income over the restriction period.  The Company recorded compensation expense related to this program of $209,000, $291,000 and $45,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

The fair value of the awards under the annual component of this incentive program is measured using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model are as follows:

	2008	2007	2006
Range of risk-free interest rates	4.11%	4.59 – 4.77%	3.88% to 4.41%
Range of expected life of option grants (in years)	3	3	0-3
Expected volatility of underlying stock	34.9%	32.0%	31.0%
Expected quarterly dividends (per share)	$0.21	$0.21	$0.21

Under the long-term component, grants of performance share units (“PSU’s”) are made annually to key employees and the share units are earned based on the achievement of certain overall corporate financial performance targets over the performance period.  At the end of the performance period, the number of shares of common stock issued will be determined by adjusting upward or downward from the target in a range between 10% and 200%.  No shares will be issued if the minimum performance threshold is not achieved. The final performance percentage, on which the payout will be based, considering the performance metrics established for the performance period, will be determined by the Compensation Committee of the Board of Directors.

The awards granted by the Committee on August 28, 2007 provided that the PSU’s will be converted to shares of common stock if the Company’s EBITDA (earnings before interest , taxes, depreciation and amortization) and return on assets for fiscal 2008 meet specified levels approved by the Committee on August 28, 2007.  A participant’s right to any shares that are earned will vest in three equal installments on June 30, 2008, 2009 and 2010, respectively.  An executive whose employment terminates prior to the vesting of any installment for a reason other than death, disability, retirement, or following a change in control, will forfeit the shares represented by that installment. In certain circumstances, such as retirement or a change in control, vesting of the awards granted is accelerated and PSU’s are paid off on a pro-rata basis.

In fiscal 2007 and prior years, the PSU grants were earned based on achievement of performance targets over a three-year period.  These awards cliff vest after performance targets are achieved at the end of the three-year period.  Shares of common stock will be issued following the end of the performance period.

A summary of the awards activity under the executive compensation program during the year ended June 30, 2008 is as follows:

	Annual Component			Performance Stock Units
		Weighted
	Number	Average	Aggregate	Number	Aggregate
	of	Exercise	Intrinsic	of	Intrinsic
	Shares	Price	Value	Shares	Value

Non-vested, July 1, 2007	69,649	$20.68	$540,000	125,000	$3,555,000
Granted	31,830	16.50		100,500
Vested	(21,770)	19.55	$74,000	(30,400)	$630,000
Canceled	(8,861)	15.97		(106,878)
Non-vested, June 30, 2008	70,848	$19.26	$130,000	88,222	$1,830,000

Restricted stock awards granted under the annual component of this program in fiscal 2008, 2007 and 2006 had a grant date fair value of $23.54, $31.32 and $28.31, respectively.  The PSU’s granted in fiscal 2008, 2007 and 2006 had a grant date fair value of $24.20, $29.23 and $26.64, respectively.  The total intrinsic value of awards vested under the executive compensation program during the years ended June 30, 2008, 2007 and 2006 was $704,000, $319,000 and $219,000, respectively.  The actual number of performance stock units granted in the fiscal year ended June 30, 2007 and June 30, 2006 were 39,300 and 119,291, respectively.  The performance stock units awarded during the fiscal year ended June 30, 2006 have expired and no shares of stock were earned under them.

Compensation expense associated with the PSU’s is recorded to expense as the achievement of future performance objectives appears probable based on the fair market value at the date of grant.  Recipients of the PSU’s do not receive dividend rights until such time as the shares have been issued.  For the year ended June 30, 2007, the Company determined that the performance goals for all outstanding PSU’s would not be achieved, and accordingly, reversed all previously recognized compensation expense associated with the awards totaling $2.5 million in fiscal 2007, including $1.5 million in the second quarter and $1.0 million in the fourth quarter.

The Company recognized compensation expense related to the PSU’s of $1.2 million, $0 and $1.7 million for the years ended June 30, 2008, 2007 and 2006, respectively.  The total unrecognized compensation costs related to nonvested performance share units was $908,000 at June 30, 2008 which is expected to be recognized over a weighted average period of 1.3 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan that allows employees to purchase shares of common stock of the Company at a discount from the market each quarter.  Shares of our stock may purchased by employees quarterly at 95% of the fair market value on the last day of each quarter.  Shares of stock reserved for the plan were 177,829 at June 30, 2008.

Shares purchased under this plan aggregated 27,808, 23,878 and 30,377 in 2008, 2007 and 2006, respectively at an average price of $19.06, $25.91 and $27.30, respectively.

Rights Plan

The Company has a Shareholder Rights Plan for which purchase rights have been distributed as a dividend at the rate of one right for each share of common stock held.  The rights may be exercised only if an entity has acquired beneficial ownership of 15% or more of our common stock, or announces an offer to acquire 15% or more of the Company.

13.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows (in thousands):

June 30	2008	2007
Foreign currency translation adjustment	$19,328	$14,684
Unrealized losses on pension and postretirement obligations (net of tax benefit of $21.4 and $23.9 million, respectively)	(36,859)	(41,217)
Accumulated other comprehensive loss	($17,531)	($26,533)

14.  DISCONTINUED OPERATIONS AND DISPOSITIONS

During fiscal 2008, the Company sold certain land, buildings and improvements related to the Standard Publishing business for net proceeds of $1.6 million in cash.  The Company recorded a gain on disposal of $561,000 (net of taxes of $346,000) in connection with the sale.  The Company also received $127,000 in cash from the release of the funds placed in escrow in conjunction with the sale of USECO’s product line in fiscal 2007.  The Company recorded a gain on disposal of $79,000 (net of taxes of $48,000) upon receipt of the funds released from escrow.

In fiscal 2008, the Company entered into an Administrative Order of Consent with the U.S. Environmental Protection Agency related to the removal of various PCB-contaminated materials and soils at a site where the Company leased a building and conducted operations from 1967-1979.  The Company is currently evaluating the extent of its involvement at the site and has established an accrual in the amount of $2.0 million ($1.2 million net of taxes) at June 30, 2008 relating to this matter.  As the site is the former location of the Club Products and Monarch Aluminum divisions, the charge has been included in results from discontinued operations in fiscal 2008.

In March 2006, the Company entered into a plan to dispose of certain assets of its USECO product lines.  USECO, which was part of the Food Service Equipment Group, manufactured and sold rethermalization systems for meal deliveries to institutions, including governmental institutions, and under sink food disposals.  The Company determined that the product lines of USECO did not strategically fit with the other products offered by the Food Service Equipment Group.  The Company also determined that the markets that this business serves are not growing.  In fiscal 2006, the Company recognized a loss of $1.6 million, consisting of the write down of the carrying cost of inventory in connection with the plan to sell the businesses.  During the second quarter of fiscal 2007, the Company was able to complete the sale of the under-sink food disposals product line resulting in a gain on the sale of a portion of USECO business of approximately $541,000 offset by losses from the USECO operations.  In the third quarter of fiscal 2007, the Company determined that the remaining USECO rethermalization systems business could not be sold, and accordingly, shutdown the operations, accelerating the depreciation expense on the remaining manufacturing equipment and ceasing the manufacturing operations.  Any inventory remaining was analyzed and, where usable and transferable to its other businesses, was transferred to current operations.  The remaining inventory was previously fully reserved for.  In connection with the shutdown, the Company retained the warranty risk for previously sold units. The Company believes that the current recorded balance of $242,000 is sufficient to cover future costs to support warranty claims.

During the quarter ended March 31, 2006, the Company announced plans to sell the businesses in its Consumer Products Group, including Standex Direct, Standard Publishing and Berean Christian Stores. The businesses within the Consumer Products Group were determined not to fit strategically with the Company’s other operating segments as these businesses have few synergies to leverage across the other segments.  The Company also determined that its capital resources could be better allocated among those businesses in its other operating segments that offered opportunities for growth.  In March 2006, the Company completed the sale of certain assets of Standex Direct and recorded a gain of approximately $3.0 million. In July 2006, the Company sold substantially all the assets of the Standard Publishing business in an all cash deal and recognized a pre-tax gain of $10.1 million. In August 2006, the Company sold substantially all the assets of the Berean Christian Stores business in an all cash deal resulting in the recognition of a pre-tax gain of $200,000.  In connection with Berean, the Company was party under a number of operating leases for existing stores and one closed store.  The store leases in this transaction were assigned to the purchaser of the business for the remaining initial terms of the lease at the stated lease costs. The Company and the buyer agreed that the buyer will have no rights under the leases to exercise any options to extend.  The Company is therefore the guarantor under the operating leases until the expiration of the initial term.  The Company’s aggregate obligation under these leases would equal approximately $8.9 million. At June 30, 2008, the Company has a liability of $178,000 representing the difference between the expected sub-lease rental income and the rental costs for the store closed in connection with the sale.

During fiscal 2006, the Company recorded $680,000 in costs associated with a business it disposed of in fiscal 2004.  At the time of the sale of the business, certain employees of the business were terminated.  Several of these employees subsequently made claims under the Company’s workers compensation program.  The Company has vigorously fought these claims but determined that the claims have developed in excess of previously recorded estimates.  The Company recorded its best estimate of the additional costs of these claims.  The Company also recorded an additional $200,000 in costs for a product liability claim associated with a business sold in our fiscal 1998.  The Company reached a settlement in this matter and does not expect to incur any additional costs in future periods.  Both changes in estimates have been included in results from discontinued operations in fiscal 2006.

Earnings (losses) from discontinued operations include the following results for the years ended June 30 (in thousands):

	2008	2007	2006
Net sales	$ --	$4,589	$93,649

Income (loss) from discontinued operations	(284)	(1,778)	2,848
(Benefit) provision for income taxes	108	684	(926)
Gains from disposal, net of taxes $(394), $(4,014), $(934)	640	6,411	1,939
Change in loss contingencies, net of tax benefit $762, $0, $286	(1,238)	--	(594)
Write-down in carrying value of USECO inventory, net of tax benefit $0, $0, $510	--	--	(1,059)

Total net earnings (loss) from discontinued operations	($774)	$5,317	$2,208

The Company has $2.7 million of accrued liabilities related to discontinued operations in its balance sheet at June 30, 2008, primarily related to accrued environmental and workers’ compensation liabilities.

15.  RESTRUCTURING

During fiscal 2008, the Company closed its Canadian electronics facility in the Engineered Products group and during the fourth quarter of 2008 two domestic Engraving facilities to reduce its global manufacturing footprint and generate operational efficiencies.  The Company incurred restructuring costs of $590,000 in connection with the closings, composed primarily of severance and related benefit costs associated with employee termination.

In fiscal 2007, the Company shutdown one U.S. location in the Engineered Products Group and consolidated that business into one of its existing locations.  In the fourth quarter of fiscal 2005 and continuing into fiscal 2006, the Company shutdown two operations in the U.S., one within the Food Service Equipment Group and the other within the ADP Group.  The manufacturing activities associated with these locations were relocated to the new facility in Mexico.  The restructuring costs incurred were primarily associated with the closure and relocation of these businesses.

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

A summary of the charges is as follows (in thousands):

	Year Ended June 30, 2008
	Involuntary
	Employee
	Severance
	and Benefit	Shutdown
	Costs	Costs	Total
Expense
Cash expended	$381	$115	$496
Accrual/non-cash	78	16	94
Total expense	$459	$131	$590

	Year Ended June 30, 2007
	Involuntary
	Employee
	Severance
	and Benefit	Shutdown
	Costs	Costs	Total
Expense
Cash expended	$65	$221	$286
Accrual/non-cash	--	--	--
Total expense	$65	$221	$286

	Year Ended June 30, 2006
	Involuntary
	Employee
	Severance
	and Benefit	Shutdown
	Costs	Costs	Total
Expense
Cash expended	$267	$558	$825
Accrual/non-cash	105	--	105
Total expense	$372	$558	$930

The restructuring costs related to the following segments:

	Year Ended June 30,
	2008	2007	2006
Food Service Equipment	$ --	$ --	$492
Air Distribution Products	--	--	233
Engraving	260	--	28
Engineered Products	330	286	177
Total expense	$590	$286	$930

	Year Ended June 30,
	2008	2007
Accrued Balances
Balance at beginning of year	$ --	$105
Accrual	574	286
Payments	(496)	(391)
Balance at end of year	$78	$ --

The Company expects the remaining accrued employee severance and benefit costs of $78,000 at June 30, 2008 to be paid in fiscal 2009.

16.  EMPLOYEE BENEFIT PLANS

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

The Company adopted the disclosure provisions of FASB No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 125(R) (SFAS 158), on June 30, 2007.  The Company adopted the measurement date provisions of FAS 158 on July 1, 2007, and retroactively changed the measurement date to June 30 at that time.

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

The following table provides the incremental effect of applying FAS 158 on individual balance sheet line items:

(In thousands)	2007 Pre-FAS 158 & without AML Adjustment	2007 AML Adjustment	Adoption of Disclosure Provisions FAS 158	June 30 2007 Ending Balance	Adoption of Change in Measurement Date Provisions of FAS 158	July 1, 2007 Balance
Non-current - Pension asset	$28,948	($4,873)	($15,819)	$8,256	$5,041	$13,297
Non-current - Intangible pension asset	957	(448)	(509)	--	--	--
Non-current - Pension obligations	23,649	(10,499)	4,270	17,621	(10,883)	6,738
Deferred income taxes(1)	17,795	(1,903)	7,800	23,692	(5,822)	17,870
Accumulated other comprehensive loss, net of income taxes	31,494	(3,275)	13,000	41,219	(10,944)	30,275
Retained Earnings		--	--	--	(841)	(841)

(1) Represents deferred tax asset netted within accumulated other comprehensive loss.

Components of Net Periodic Benefit Cost	Pension Benefits
	U.S. Plans			Foreign Plans
	Year Ended June 30,			Year Ended June 30,
	2008	2007	2006	2008	2007	2006
Service Cost	$3,153	$4,555	$5,388	$180	$185	$471
Interest Cost	12,306	12,402	11,847	2,062	1,889	1,614
Expected return on plan assets	(16,770)	(16,200)	(16,200)	(2,046)	(1,547)	(1,328)
Recognized net actuarial loss	2,194	4,585	4,585	653	983	656
Amortization of prior service cost	195	243	243	(65)	(58)	(54)
Amortization of transition obligation (asset)	1	4	4	--	--	--
Curtailment	--	(205)	28	--	--	--
Net periodic benefit cost	$1,079	$5,384	$5,895	$784	$1,452	$1,359

The following table sets forth the funded status and amounts recognized as of June 30, 2008 and 2007 for our U.S. and foreign defined benefit pension plans (in thousands):

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$205,355	$212,862	$38,900	$37,926
Service cost	3,153	4,555	180	185
Interest cost	12,306	12,402	2,062	1,889
Measurement date change	(9,629)	--	(2,701)	--
Plan participants' contribution	--	--	55	45
Curtailment	--	(13,142)	--	--
Actuarial loss/(gain)	(6,010)	709	(2,589)	(2,853)
Benefits paid	(13,467)	(12,031)	(1,620)	(1,270)
Foreign currency exchange rate	--	--	974	2,978
Benefit obligation at end of year	$191,708	$205,355	$35,261	$38,900

Change in plan assets
Fair value of plan assets at beginning of year	$203,565	$193,581	$31,325	$24,523
Actual return on plan assets	(2,113)	21,767	(1,703)	1,668
Employer contribution	--	--	620	4,149
Measurement date change	3,594	--	204	--
Plan participants' contributions	--	--	55	45
Benefits paid	(13,243)	(11,783)	(1,619)	(1,269)
Foreign currency exchange rate	--	--	83	2,209
Fair value of plan assets at end of year	$191,803	$203,565	$28,965	$31,325

Funded status	$95	($1,790)	($6,296)	($7,575)

Amounts recognized in the consolidated balance sheets consist of:

Prepaid benefit cost	$1,972	$8,256	$ --	$ --
Current liabilities	(477)	(304)	(266)	(276)
Non-current liabilities	(1,400)	(9,742)	(6,030)	(7,299)
Net amount recognized	$95	($1,790)	($6,296)	($7,575)

Unrecognized net actuarial loss	$49,334	$54,011	$8,793	$11,151
Unrecognized prior service cost	876	--	(669)	(251)
Accumulated other comprehensive income, pre-tax	$50,210	$54,011	$8,124	$10,700

The accumulated benefit obligation for all defined benefit pension plans was $223.1 million and $235.9 million at June 30, 2008 and 2007, respectively.

Plan Assets
	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
	2008	2007	2008	2007
Asset Category
Equity securities	41%	45%	42%	60%
Debt securities	32%	28%	57%	39%
Global balanced securities	27%	27%	--	--
Other	--	--	1%	1%
Total	100%	100%	100%	100%

	2008
Asset Category – Target	U.S.	U.K.	Ireland
Equity securities	45%	40%	75%
Debt and market neutral securities	30%	60%	15%
Global balanced securities	25%	--	--
Real estate	--	--	5%
Other	--	--	5%
Total	100%	100%	100%

The estimated net loss, prior service cost and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $1.8 million, $100,000 and $2000, respectively.

Year Ended June 30	2008	2007
Plan assumptions as of June 30
Discount rate	6.15 - 7.00%	5.22 - 6.00%
Expected return on assets	6.75 - 8.80%	6.52 - 8.80%
Rate of compensation increase	3.50 - 4.00%	3.86 - 4:00%

Included in the above are the following assumptions relating to the defined benefit pension plans in the United States for fiscal 2008 and 2007: discount rate 7.0%, expected return on assets 8.8% and rate of compensation increase 4.0%.  The U.S. defined benefit pension plans represent the majority of our pension obligations.  The expected return on plan assets assumption is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.  The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.

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

During fiscal 2007, the Retirement Plans Committee of the Board of Directors voted to freeze the pension benefits accruing under the salaried defined benefit plan and the supplemental defined benefit plan.  Effective on January 1, 2008 all participants no longer accrue any future benefits under the plans.  This action reduced pension expenses by approximately $1.4 million in 2008.  The Company has also implemented an enhanced defined contribution plan in the U.S. to supplement the freezing of the defined benefit plan on January 1, 2008.  The cost of this plan enhancement will offset a portion of the savings expected from the decision to freeze the defined benefit plan.

Certain managers within the plan use, or have authorization to use, derivative financial instruments for hedging purposes, the creation of market exposures and management of country and asset allocation exposure.  Currency speculation derivatives are strictly prohibited.

Expected benefit payments for the next five years are as follows: 2009, $15.2 million; 2010, $15.2 million; 2011, $15.4 million; 2012, $15.6 million; 2013, $15.8 million; and thereafter, $81.8 million.  The Company does not expect to make any contributions in 2009.

The Company operates a defined benefit plan in Germany which is unfunded. Certain U.S. employees are covered by union-sponsored, multi-employer pension plans.  Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans.  Pension expense for these plans was $1.7 million, $2.0 million, and $2.1 million in 2008, 2007 and 2006, respectively.

Retirement Savings Plans

The Company has primarily two employee savings plans, one for salaried employees and one for hourly employees.  Substantially all of our full-time domestic employees are covered by these savings plans.  Under the provisions of the plans, employees may contribute a portion of their compensation within certain limitations.  The Company, at the discretion of the Board of Directors, may make contributions on behalf of our employees under the plans.  Company contributions were $3.2 million, $1.9 million and $1.9 million for the years ended June 30, 2008, 2007 and 2006, respectively.  The Company has also implemented an enhanced defined contribution plan in the U.S. to supplement the freezing of the defined benefit plan on January 1, 2008.  At June 30, 2008, the salaried plan holds approximately 385,000 shares of Company common stock, representing approximately 12% of the holdings of the plan.

Other Plans

Certain retired executives are covered by an Executive Life Insurance Program.  During 2003, two executives retired and the Board of Directors approved benefits under this plan of approximately $5.6 million. The aggregate present value of current vested and outstanding benefits to all participants was approximately $1.7 million, and $1.9 million at June 30, 2008 and 2007, respectively, and will be paid over the next five years.

Key Employee Share Option Plan (KEYSOP)

In fiscal 2002, we created a Key Employee Share Option Plan (the “KEYSOP”).  The purpose of the KEYSOP is to provide alternate forms of compensation to certain key employees of the Company commensurate with their contributions to the success of our activities.  Under the KEYSOP, certain employees are granted options by the Compensation Committee and designated property is purchased by the Company and placed in a Rabbi trust.  The option price set at the date of the grant is 25% of the fair value of the underlying assets.  During fiscal 2003, the Company granted options to two key employees prior to their retirement.  Assets associated with the plan were $5.2 million and $5.3 million at June 30, 2008 and 2007, respectively.  As of June 30, 2008 and 2007, the Company has recorded a liability in other long term liabilities of approximately $4.0 million and $4.3 million respectively associated with the grants made.

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

The following table sets forth the funded status of the postretirement benefit plans and accrued postretirement benefit cost reflected in the consolidated balance sheet at year end (in thousands):

	Year Ended June 30,
	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$2,084	$2,209
Measurement date change	(85)	--
Service cost	11	21
Interest cost	125	128
Plan participants' contributions	32	40
Actuarial (loss)/gain	(101)	(124)
Benefits paid	(196)	(190)
Accumulated benefit obligation at end of year	$1,870	$2,084

Change in plan assets
Fair value of plan assets at beginning of year	$ --	$ --
Employer contribution	165	150
Plan participants' contribution	32	40
Benefits paid	(197)	(190)
Fair value of plan assets at end of year	$ --	$ --

Funded Status	($1,870)	($2,084)

Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	($66)	($158)
Non-current liabilities	(1,804)	(1,926)
Net amount recognized	($1,870)	($2,084)

Accumulated other comprehensive income, pre-tax
Unrecognized net actuarial gain	(1,221)	(1,152)
Unrecognized transition obligation	1,135	1,416
Net amount recognized	($86)	$264

Components of Net Periodic Benefit Cost

	June 30,	June 30,	June 30,
	2008	2007	2006
Service cost	$11	$21	$22
Interest cost	125	128	134
Unrecognized net actuarial loss/(gain)	(93)	(56)	(44)
Amortization of transition obligation	225	225	224
Net periodic benefit cost	$268	$318	$336

The estimated net actual loss (gain) and transition obligation for the postretirement benefits that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $(84,000) and $225,000, respectively.

The assumed weighted average discount rate as of June 30, 2008 and 2007 was 7.00% and 6.00%, respectively.  The annual assumed rate of increase in the per capita cost of covered health care benefits is 9% for retirees under age 65 in 2008 and 7% in 2007, trending down to 5.0% in 2014 and is assumed to remain at that level thereafter.  A 1% increase in the assumed health care cost trend rate would not have a material impact to either the accumulated benefit obligation or the net postretirement cost.

17.  INDUSTRY SEGMENT INFORMATION

The Company has determined that it has five reportable segments:  Food Service Equipment, Air Distribution Products, Engraving Group, Engineered Products and Hydraulics Products.  These five reportable segments are managed separately, and the operating results of each segment are regularly reviewed and evaluated separately by our senior management.

Net sales include only transactions with unaffiliated customers and include no significant intersegment or export sales.  Operating income by segment and geographic area excludes general corporate and interest expenses.  Assets of the Corporate segment consist primarily of cash, administrative buildings, equipment, prepaid pension cost and other non-current assets.

Industry Segments	Net Sales			Depreciation And Amortization
	2008	2007	2006	2008	2007	2006
Food Service Equipment	$381,254	$299,009	$245,049	$7,642	$5,075	$2,456
Air Distribution Products	88,334	110,081	129,383	1,311	1,901	1,910
Engraving Group	92,167	84,223	87,377	4,339	4,639	3,926
Engineered Products	100,732	90,728	85,104	2,714	2,578	2,629
Hydraulics Products	35,054	37,170	43,025	596	618	735
Corporate and Other	--	--	--	511	387	377
Total	$697,541	$621,211	$589,938	$17,113	$15,198	$12,033

	Income From Operations			Capital Expenditures
	2008	2007	2006	2008	2007	2006
Food Service Equipment	$31,460	$18,242	$18,771	$3,663	$3,552	$3,492
Air Distribution Products	(340)	2,610	11,089	482	557	618
Engraving Group	9,611	7,595	12,835	2,140	2,117	3,009
Engineered Products	13,164	10,776	9,281	3,579	2,947	2,028
Hydraulics Products	4,712	5,206	6,641	723	458	281
Restructuring charge	(590)	(286)	(930)		--	--
Other expenses, net	--	1,023	410		--	--
Corporate	(19,088)	(15,069)	(19,346)	402	710	5,716
Total	$38,929	$30,097	$38,751	$10,989	$10,341	$15,144
Interest expense	(9,510)	(9,025)	(7,681)
Other, net	324	1,464	893
Income from continuing operations
before income taxes	$29,743	$22,536	$31,963

	Goodwill			Assets Employed
	2008	2007		2008	2007
Food Service Equipment	$64,144	$63,236		$254,350	$254,184
Air Distribution Products	14,933	14,933		54,662	82,951
Engraving Group	19,150	18,987		83,078	78,329
Engineered Products	19,364	18,696		100,482	92,569
Hydraulics Products	3,059	3,059		19,693	17,372
Corporate & Other	--	--		10,769	14,495
Total	$120,650	$118,911		$523,034	$539,900

	Non-U.S. Operations
	2008	2007	2006
Net sales	$100,340	$94,798	$94,084
Income from operations	14,508	9,677	13,560
Long-lived assets	45,935	44,159	44,513

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

18.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended June 30, 2008 and 2007 are as follows:

Year Ended June 30	2008
(in thousands, except per share data)	First	Second	Third	Fourth
Net sales	$175,520	$172,245	$169,002	$180,774
Gross profit margin	49,595	51,286	47,781	53,185
Income from continuing operations	5,316	5,512	2,639	5,817
EARNINGS PER SHARE
Basic	0.43	0.45	0.21	0.48
Diluted	0.43	0.45	0.21	0.46

Year Ended June 30	2007
(in thousands, except per share data)	First	Second	Third	Fourth
Net sales	$149,490	$139,268	$160,663	$171,790
Gross profit margin	43,057	38,469	43,440	47,838
Income from continuing operations	5,989	4,770	1,855	3,311
EARNINGS PER SHARE
Basic	0.49	0.39	0.15	0.27
Diluted	0.48	0.39	0.15	0.26

Note:  Basic and diluted earnings per share are computed independently for each reporting period.  Accordingly, the sum of the quarterly earnings per share amounts may not agree to the year-to-date amounts.

19.  SUBSEQUENT EVENT

On July 25, 2008, the Company announced the closure of one of the ADP facilities located in Bartonville, Illinois.  This facility manufactured metal duct and fittings for the residential HVAC market and had 64 employees.  The sales and production activities at the Bartonville facility will be relocated to other ADP facilities.  This reduction is expected to be completed in August 2008.  The Company’s decision to close the Bartonville facility is in response to the downturn in the new residential construction market.  Standex anticipates recording a $4.3 million pre-tax expense related to the closure of the Bartonville facility, which will be primarily incurred in the first quarter of fiscal 2009.  This expense includes employee severance and other employee benefit termination costs, expenses associated with the relocation of the plant’s production capacity to other Company facilities and the anticipated loss on the sale of the Bartonville real estate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Standex International Corporation

Salem, New Hampshire

We have audited the accompanying consolidated balance sheets of Standex International Corporation and subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on those financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Standex International Corporation and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

August 29, 2008

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.  Controls and Procedures

The management of the Company including Roger L. Fix, as Chief Executive Officer, and Thomas D. DeByle, as Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Under the rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those “controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports issued or submitted by it under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.”  Based on the evaluation of the Company’s disclosure controls and procedures, it was determined that as of June 30, 2008, such controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the last quarter of our fiscal year (ended June 30, 2008) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Based on the Company’s processes, as described above, management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of June 30, 2008 to provide reasonable assurance of achieving its objectives.  These results were reviewed with the Audit Committee of the Board of Directors.  Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on the Company’s internal control over financial reporting, which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Standex International Corporation

Salem, New Hampshire

We have audited the internal control over financial reporting of Standex International Corporation and subsidiaries (the “Company”) as of June 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2008 of the Company and our report dated August 29, 2008 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).”

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

August 29, 2008

Item 9B.  Other Information

Not Applicable

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission (“SEC”) a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended June 30, 2008 (the “Proxy Statement”).  The information required by this item and not provided in Part 1 of this report under Item 4 “Executive Officers of Standex” is incorporated by reference from the Proxy Statement under the captions “Election of Directors,” “Stock Ownership in the Company,” “Other Information Concerning the Company, Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The Equity Compensation Plan table below presents information regarding the Company’s equity based compensation plan at June 30, 2008.

	(A)	(B)	(C)
Number of Securities
Remaining Available
	Number of Securities	Weighted-Average	For Future Issuance
	To Be Issued Upon	Exercise Price Of	Under Equity
	Exercise Of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants And Rights	And Rights	reflected in Column (A))

Equity compensation plans
approved by stockholders	363,302	$5.40	173,262

Equity compensation plans not
approved by stockholders	--	--	--

Total	363,302	$5.40	173,262

The Company has one equity compensation plan, approved by stockholders, under which equity securities of the Company have been authorized for issuance to employees and non-employee directors.  This plan is further described in the “Notes to Consolidated Financial Statements” under the heading “Stock-Based Compensation and Purchase Plans.”

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements
Financial Statements covered by the Report of Independent Registered Public Accounting Firm
	(A)	Consolidated Statements of Income for the fiscal years ended June 30, 2008, 2007 and 2006
	(B)	Consolidated Balance Sheets as of June 30, 2008 and 2007
	(C)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2008, 2007 and 2006
	(D)	Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2008, 2007 and 2006
	(E)	Notes to Consolidated Financial Statements
(2)	Financial Statements Schedule

The following financial statement schedule is included as required by Item 8 to this report on Form 10-K
Schedule II – Valuation and Qualifying Accounts is included in the Notes to Consolidated Financial Statements
All other schedules are not required and have been omitted
(3)	Exhibits
Incorporated
Exhibit			by Reference		Filed
Number		Exhibit Description	Form	Date	Herewith
(b) 3.	(i)	Restated Certificate of Incorporation of Standex, dated October 27, 1998 filed as Exhibit 3(i).	10-Q	12/31/1998
	(ii)	By-Laws of Standex, as amended, and restated on April 30, 2008 filed as Item 5.03, Exhibit 3.	8-K	4/30/2008
4.	(a)

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

			10-K	6/30/2003
	(e)	Standex International Corporation Stock Option Loan Plan, effective January 1, 1985, as amended and restated on January 26, 1994 filed as Exhibit 10(h).*	10-K	6/30/1994
	(f)	Standex International Corporation Executive Security Program, as amended and restated on January 31, 2001 filed as Exhibit 10(a).*	10-Q	3/31/2001
	(g)	Standex International Corporation Executive Life Insurance Plan effective April 27, 1994 and as amended and restated on April 25, 2001 filed as Exhibit 10(k).*	10-K	6/30/2001
	(h)	Standex International Corporation 1994 Stock Option Plan effective July 27, 1994 filed as Exhibit 10(m).*	10-K	6/30/1994
	(i)	Standex International Corporation Supplemental Retirement Plan adopted April 26, 1995 and amended on July 26, 1995 filed as Exhibit 10(n).*	10-K	6/30/1995
	(j)	Standex International Corporation Key Employee Share Option Plan dated June 27, 2002 filed as Exhibit 10(p).*	10-K	6/30/2003

(k)	Employment Agreement dated March 19, 2008 between the Company and Thomas D. DeByle filed as Item 5.02(c), Exhibit 10.*	8-K	3/20/2008
(l)	Form of Indemnification Agreement for directors and executive officers of the Company filed as Item 1.01, Exhibit 10.*	8-K	5/5/2008
(m)	Executive Officer long-term and annual incentive awards filed as Item 1.01.*	8-K	8/31/2005
(n)	Standex Deferred Compensation Plan for highly compensated employees filed as Item 5.02.*	8-K	1/31/2008	X
(o)	Annual and long term incentive awards to the Named Executive Officers of the Company under the 1998 Long-Term Incentive Plan of the Company granted on August 30, 2005 filed as Item 1.01.*	8-K	8/31/2005
(p)	Standex International Corporation Amended and Restated 1998 Long-Term Incentive Plan filed as Exhibit 10.1.*	8-K	10/31/2005
(q)	Restricted Stock Unit Award granted to Roger L. Fix dated January 25, 2006 filed as Item 1.01.*	8-K	1/27/2006
(r)	Restricted Stock Award granted to Christian Storch dated January 25, 2006 filed as Item 1.01.*	8-K	1/27/2006
(s)

Credit Agreement dated December 31, 2005 between the Company and co-lead arrangers KeyBank National Association and Banc of America Securities LLC and other lending institutions for a five-year revolving senior credit facility filed as Exhibit 10.

		10-Q	12/31/2005
(t)

Grant of annual performance awards consisting of target incentives for fiscal year 2007 to Named Executive Officers of the Company under the 1998 Long-Term Incentive Plan of the Company granted on August 30, 2006 filed as Item 1.01.*

		8-K	9/2/2006
(u)

Grant of long term performance awards and stock awards to Named Executive Officers of the Company under the 1998 Long-Term Incentive Plan of the Company granted on September 11, 2006 filed as Item 1.01.*

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

(y)

Grant of annual performance share units consisting of target incentives for fiscal year 2008 to Named Executive Officers of the Company under the 1998 Long-Term Incentive Plan of the Company granted on August 28, 2007 filed as Item 5.02(e).*

			8-K	8/28/2007
(z)

Grant of annual performance share units consisting of target incentives for fiscal year 2008 to Roger L. Fix and John Abbott under the 1998 Long-Term Incentive Plan of the Company granted on September 19, 2007 and filed as Item 5.02(e).*

			8-K	9/19/2007
14.		Code of Ethics for Chief Executive Officer and Senior Financial Officers is incorporated by reference as Exhibit 14.	10-K	6/30/2005
21.		Subsidiaries of Standex			X
23.		Consent of Independent Registered Public Accounting Firm			X
24.		Powers of Attorney of Charles H. Cannon, Thomas E. Chorman, William R. Fenoglio, Gerald H. Fickenscher, Daniel B. Hogan, H. Nicholas Muller, III, Ph.D., Deborah A. Rosen and Edward J. Trainor			X
31.1		Rule 13a-14(a) Certification of President and Chief Executive Officer			X
31.2		Rule 13a-14(a) Certification of Vice President and Chief Financial Officer			X

32.	Section 1350 Certification	X

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on August 29, 2008.

STANDEX INTERNATIONAL CORPORATION

(Registrant)

/s/ ROGER L. FIX

Roger L. Fix

President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on August 29, 2008:

Signature

Title

/s/ ROGER L. FIX

President/Chief Executive Officer

Roger L. Fix

/s/ THOMAS D. DEBYLE

Vice President/Chief Financial Officer

Thomas D. DeByle

/s/ SEAN VALASHINAS

Chief Accounting Officer

Sean Valashinas

Roger L. Fix, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on August 29, 2008 as attorney-in-fact for the following directors of the Registrant:

Charles H. Cannon	Thomas E. Chorman
William R. Fenoglio	H. Nicholas Muller, III, Ph.D.
Gerald H. Fickenscher	Deborah A. Rosen
Daniel B. Hogan	Edward J. Trainor

/s/ ROGER L. FIX

Roger L. Fix

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

The Company will furnish its 2008 Annual Report, its Proxy Statement and proxy materials to security holders subsequent to the filing of the annual report on this Form.  Copies of such material shall be furnished to the Commission when they are sent to security holders.

INDEX TO EXHIBITS

PAGE

10(n)

Standex Deferred Compensation Plan

21.

Subsidiaries of Standex

23.

Independent Auditors’ Consent

24.

Powers of Attorney of Charles H. Cannon, Thomas E. Chorman,

William R. Fenoglio, Gerald Fickenscher, Daniel B. Hogan,

H. Nicholas Muller, III, Ph.D., Deborah A. Rosen and Edward J. Trainor

31.1

Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Vice President and Chief Financial Officer

32.

Section 1350 Certification