Form 10-Q
period 2008-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 2008-10-31
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008	Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	31-0596149
(State of incorporation)	(IRS Employer Identification No.)

6 MANOR PARKWAY, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

(603) 893-9701 (Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]     NO [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of large accelerated filer, accelerated filer, non-accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  __

Accelerated filer  X

Non-accelerated filer  __

Smaller Reporting Company __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES [  ]     NO [X]

The number of shares of Registrant's Common Stock outstanding on October 27, 2008 was 12,517,135.

STANDEX INTERNATIONAL CORPORATION

INDEX

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Unaudited Condensed Consolidated Balance Sheets for

September 30, 2008 and June 30, 2008

2

Unaudited Condensed Consolidated Statements of Income for the

Three Months Ended September 30, 2008 and 2007

3

Unaudited Condensed Consolidated Statements of Cash Flows for the

Three Months Ended September 30, 2008 and 2007

4

Notes to Unaudited Condensed Consolidated Financial Statements

5

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

12

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

20

Item 4.

Controls and Procedures

21

PART II.

OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

22

Item 6.

Exhibits

22

PART I. FINANCIAL INFORMATION
ITEM 1.

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Balance Sheets

	September 30,	June 30,
(In thousands)	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$ 21,862	$ 28,657
Accounts receivable	105,103	103,055
Inventories	94,841	87,619
Income Tax Receivables	-	983
Prepaid expenses and other current assets	4,574	3,337
Deferred tax asset	13,544	13,032
Total current assets	239,924	236,683
Property, plant and equipment	111,962	116,565
Goodwill	119,561	120,650
Intangible assets	26,418	27,473
Prepaid pension cost	2,841	1,972
Other non-current assets	20,522	19,691
Total non-current assets	281,304	286,351
Total assets	$ 521,228	$ 523,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 3,571	$ 28,579
Accounts payable	64,186	66,174
Accrued expenses	43,891	50,286
Current liabilities - discontinued operations	6,360	2,701
Total current liabilities	118,008	147,740
Long-term debt - less current portion	133,586	106,086
Accrued pension and other non-current liabilities	49,322	46,050
Total non-current liabilities	182,908	152,136
Stockholders' equity:
Common stock	41,976	41,976
Additional paid-in capital	27,132	27,158
Retained earnings	435,566	433,435
Accumulated other comprehensive loss	(22,344)	(17,531)
Treasury shares	(262,018)	(261,880)
Total stockholders' equity	220,312	223,158
Total liabilities and stockholders' equity	$ 521,228	$ 523,034

See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Income

	Three Months Ended September 30,
(In thousands, except per share data)	2008	2007

Net sales	$ 180,695	$ 175,520
Cost of sales	123,577	125,925
Gross profit	57,118	49,595
Selling, general and administrative expenses	42,046	38,749
Restructuring costs	4,321	-
Total operating expenses	46,367	38,749
Income from operations	10,751	10,846
Interest expense	(1,718)	(2,675)
Other non-operating income	771	153
Income from continuing operations before income taxes	9,804	8,324
Provision for income taxes	2,709	3,008
Income from continuing operations	7,095	5,316
Income (loss) from discontinued operations, net of income taxes	(2,101)	605
Net income	$ 4,994	$ 5,921
Basic earnings per share:
Continuing operations	$ 0.58	$ 0.43
Discontinued operations	(0.17)	0.05
Total	$ 0.41	$ 0.48
Diluted earnings per share:
Continuing operations	$ 0.57	$ 0.43
Discontinued operations	(0.17)	0.05
Total	$ 0.40	$ 0.48
Cash dividends per share	$ 0.21	$ 0.21
See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended September 30,
(In thousands)	2008	2007
Cash flows from operating activities
Net income	$ 4,994	$ 5,921
Income from discontinued operations	(2,101)	605
Income from continuing operations	7,095	5,316
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	4,153	4,248
Stock-based compensation	784	405
Gain from sale of investments, real estate and equipment	(29)	(80)
Non-cash portion of restructuring charges	3,234
Net changes in operating assets and liabilities	(18,038)	3,358
Net cash provided by (used in) operating activities -
continuing operations	(2,801)	13,247
Net cash (used in) operating activities -
discontinued operations	(150)	(2)
Net cash provided by (used in) operating activities	(2,951)	13,245
Cash flows from investing activities
Expenditures for property, plant and equipment	(1,872)	(2,730)
Proceeds from sale-leaseback transaction	-	7,239
Acquisition, net of cash received	(1,388)	-
Proceeds from sale of investments, real estate and equipment	319	142
Proceeds from life insurance policy	1,929	-
Net cash provided by (used in) investing activities -
continuing operations	(1,012)	4,651
Net cash provided by investing activities -
discontinued operations	-	1,574
Net cash provided by investing activities	(1,012)	6,225
Cash flows from financing activities
Borrowings on revolving credit facility	6,500	-
Payments of debt	(4,000)	(13,498)
Stock issued under employee stock option and purchase plans	480	527
Stock repurchased under employee stock option and purchase plans	(1,429)	(252)
Debt issuance costs	-	(281)
Cash dividend paid	(2,583)	(2,573)
Net cash (used in) financing activities -
continuing operations	(1,032)	(16,077)
Net cash (used in) financing activities	(1,032)	(16,077)
Effect of exchange rate changes on cash and cash equivalents	(1,800)	(1,191)
Net change in cash and cash equivalents	(6,795)	2,202
Cash and cash equivalents at beginning of year	28,657	24,057
Cash and cash equivalents at end of period	$ 21,862	$ 26,259
See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations and comprehensive income for the three months ended September 30, 2008 and 2007, the cash flows for the three months ended September 30, 2008 and 2007 and the financial position of the Company at September 30, 2008.  The interim results are not necessarily indicative of results for a full year.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2008.  The condensed consolidated balance sheet at June 30, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2008.  Unless otherwise noted, references to years are to fiscal years.

2)

Inventories

Inventories are comprised of the following (in thousands):

	September 30,	June 30,
	2008	2008
Raw materials	$ 45,474	$ 37,839
Work in process	24,412	24,254
Finished goods	24,955	25,526
Total	$ 94,841	$ 87,619

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of income and were $8.0 million and $7.4 million for the three months ended September 30, 2008 and 2007, respectively.

3)

Goodwill

Changes to goodwill during the three months ended September 30, 2008 were as follows (in thousands):

	Food Service Equipment Group	Air Distribution Products Group	Engraving Group	Engineered Products Group	Hydraulics Products Group	Total
Balance at June 30, 2008	$ 63,558	$ 14,934	$ 19,149	$ 19,950	$ 3,059	$ 120,650
Acquisition	-	-	-	109	-	109
Translation adjustment and other	(13)	-	(447)	(738)	-	(1,198)
Balance at September 30, 2008	$ 63,545	$ 14,934	$ 18,702	$ 19,321	$ 3,059	$ 119,561

4)

Intangible Assets

Intangible assets consist of the following (in thousands):

Customer
	Relationships	Trademarks	Other	Total

September 30, 2008
Cost	$ 21,411	$ 12,200	$ 4,532	$ 38,143
Accumulated amortization	(7,616)	-	(4,109)	(11,725)
Balance, September 30, 2008	$ 13,795	$ 12,200	$ 423	$ 26,418

June 30, 2008
Cost	$ 20,958	$ 12,200	$ 5,550	$ 38,708
Accumulated amortization	(6,725)	-	(4,510)	(11,235)
Balance, June 30, 2008	$ 14,233	$ 12,200	$ 1,040	$ 27,473

Amortization expense for the three months ended September 30, 2008 and 2007 was $0.9 million and $1.2 million, respectively.

5)

Debt

The Company’s debt is due as follows at September 30, 2008 (in thousands):

Fiscal Year
2009	28,571
2010	3,571
2011	3,571
2012	3,571
2013	94,573
Thereafter	3,300
137,157

The Company has in place a $150 million unsecured revolving credit facility which expires in September 2012.  As of September 30, the Company has the ability to borrow $59 million under this facility.

The Company’s debt due in fiscal 2009 is associated with note purchase agreements which reached maturity in October 2008.  Upon maturity of the debt due in October, the Company made repayments of $28.6 million using borrowing available under its revolving credit facility.

6) Derivative Financial Instruments

In July 2008, the Company entered into a series of interest rate swap agreements designed to limit exposure to fluctuating interest rates on its floating rate indebtedness. The differential to be paid or received is recognized as an adjustment to interest expense related to the debt upon monthly settlement. The Company recognizes all derivatives on its balance sheet at fair value. As the derivative instrument held by the Company is classified as a cash flow hedge under FAS 133, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge ineffectiveness, if any, associated with the swaps will be reported by the Company in interest expense.

The swap agreements have one and two year terms effectively converting interest payments on our long-term debt from variable to fixed rates.  We converted interest payments on $88.5 million of debt due under our revolving credit agreement from variable rates based on LIBOR to a weighted average fixed rate of 3.23% for an effective rate of 4.01% based on the leverage ratio at September 30, 2008.  The Company recorded a liability of $0.1 million on its balance sheet at September 30, 2008, with changes in fair market value included in other comprehensive income.

The Company reported no losses for the three months ended September 30, 2008, as a result of hedge ineffectiveness. Future changes in this swap arrangement, including termination of the agreement, may result in a reclassification of any gain or loss reported in other comprehensive income into earnings as an adjustment to interest expense.

7)

Retirement Benefits

Net Periodic Benefit Cost for the three months ended September 30, 2008 and 2007 consisted of the following components:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007

Service cost	$ 141	$ 1,387	$ 43	$ 41
Interest cost	3,242	3,076	534	506
Expected return on plan assets	(4,214)	(4,193)	(483)	(508)
Recognized net actuarial loss	351	549	102	163
Amortization of prior service cost	42	49	(17)	(15)
Amortization of transition obligation	-	1	-	-
Net periodic benefit cost	$ (438)	$ 869	$ 179	$ 187

		Other Post-Retirement Benefits
		U.S. Plans
		Three Months Ended
		September 30,
(In thousands)		2008		2007

Service cost		$ 2		$ 3
Interest cost		31		31
Recognized net actuarial gain		(21)		(23)
Amortization of prior service cost		-		-
Amortization of transition obligation		56		56
Net periodic benefit cost		$ 68		$ 67

8)

Income Taxes

The Company's effective tax rate for the three months ended September 30, 2008 was 27.6% compared with 36.1% for same period last year.  The lower effective tax rate in the first quarter of 2009 is primarily due to the receipt of nontaxable life insurance proceeds during the quarter.  The higher effective tax rate in the first quarter of 2008 included the impact of a decrease in the statutory tax rate in Germany on deferred tax assets recorded in prior periods.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as the income tax of multiple state and non-U.S. jurisdictions.  The Company's U.S. tax returns for the years ended June 30, 2004 and June 30, 2005 are currently under audit with the IRS.  At this time, the Company does not know when the audit will be completed.  The final outcome of the examination is not yet determinable; however, we do not expect that any adjustments resulting from the examination would have a material effect on our financial position.

9)

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2008	2007
Basic - Average shares outstanding	12,309	12,256
Effect of dilutive securities - Stock options and
unvested stock awards	156	183
Diluted - Average shares outstanding	12,465	12,439

Income available to common stockholders is the same for computing both basic and diluted earnings per share.  Options to purchase 12,400 shares of common stock were not included in the computation of diluted earnings per share for the three months ended September 30, 2007.  Such options have been excluded because the options’ exercise prices were greater than the average market price of the common stock during the period, and, as a result, their inclusion would have been anti-dilutive.

58,800 and 134,000 performance stock units are excluded from the diluted earnings per share calculation as the performance criteria have not been met as of September 30, 2008 and 2007, respectively.

10)

Comprehensive Income (Loss)

Total comprehensive income and its components for the three months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30,
	2008	2007
Net income:	$ 4,994	$ 5,921
Other comprehensive gains (losses):
Change in fair value of pension assets and liabilities, net of tax	1,175	413
Foreign currency translation adjustment	(5,882)	2,844
Change in fair value of interest rate swaps	(106)	-
Comprehensive income	$ 181	$ 9,178

The components of accumulated other comprehensive loss are as follows (in thousands):

	September 30,	June 30,
	2008	2008
Foreign currency translation adjustment	$ 13,447	$ 19,328
Unrealized pension losses	(35,685)	(36,859)
Unrealized loss on interest rate swap	(106)	-
Accumulated other comprehensive loss	$ (22,344)	$ (17,531)

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

In 2008, the Company entered into an Administrative Order of Consent (the “AOC”) with the U.S. Environmental Protection Agency related to the removal of various PCB-contaminated materials and soils at a site where the Company leased a building and conducted operations from 1967 to 1979 and established an accrual of $2.0 million related to the matter during the third quarter of fiscal 2008.  During the quarter ended September 30, 2008, significant remediation work commenced at the location and, in accordance with the AOC, the Company substantially completed the initial characterization of the waste on the site.  As a result of the characterization and other remediation efforts, the Company updated its assessment of the expected remediation efforts and determined that an additional accrual of $3.0 million ($2.0 million net of tax) was required as of September 30, 2008.  As the site is the former location of the Club Products and Monarch Aluminum divisions, the charge has been included in results from discontinued operations for the period.  These cost estimates remain subject to adjustment as the work proceeds and until final characterization of the site is complete, which is expected to occur during the quarter ended March 31, 2008.  The Company is pursuing potential cost recovery through insurance coverage as well as other potential responsible parties; however, no estimate of cost recovery has been recorded as of September 30, 2008.

Management has considered other matters and believes the ultimate resolution will not be material to the Company's financial position, results of operations, or cash flows.

12)

Industry Segment Information

The Company is composed of five business segments.  Net sales and income from continuing operations by segment for the three months ended September 30, 2008 and 2007 were as follows (in thousands):

	Net Sales		Income from Operations
	2008	2007	2008	2007
Segment:
Food Service Equipment Group	$101,756	$ 96,961	$ 9,670	$ 9,648
Air Distribution Products Group	23,788	27,350	3,112	397
Engraving Group	21,568	20,403	2,430	1,271
Engineered Products Group	25,255	21,804	3,106	2,914
Hydraulics Products Group	8,328	9,002	1,196	1,219
Restructuring costs			(4,321)	-
Corporate and other			(4,442)	(4,603)
Sub-total	$180,695	$175,520	$ 10,751	$ 10,846
Interest expense			(1,718)	(2,675)
Other non-operating income			771	153
Pre-tax income from continuing operations			$ 9,804	$ 8,324

Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Operating income by segment excludes interest expense and other non-operating income (expense).

13) Restructuring

The Company has made several cost reduction and facility consolidation initiatives that have resulted in severance, restructuring, and related charges.  These initiatives have resulted in consolidation of our manufacturing footprint from the ongoing strategic assessments of our various businesses as well as the markets in which they operate.

A summary of charges by initiative is as follows (in thousands):

Three Months Ended
September 30, 2008

One-time
Termination
	Benefits	Other	Total
Closure of Bartonville facility	$ 526	$ 3,569	$ 4,095
Consolidation of Engraving Group facilities	10	216	226
Total expense	$ 536	$ 3,785	$ 4,321

There were no severance, restructuring, and related costs during the three months ended September 30, 2007.

Closure of Bartonville, Illinois, ADP Facility

In response to downturn in the residential construction market, the Company closed one of its Air Distribution Products (“ADP”) Group facilities located in Bartonville, Illinois in July 2008.  The plant’s operations have been consolidated into the remaining ADP locations in order to reduce cost and improve factory utilization.  The Company incurred $4.1 million of pre-tax restructuring costs during the three months ended September 30, 2008, in connection with the closing.  These costs are composed primarily of severance and other termination benefits and expenses associated with the relocation of the plant’s production capacity to other facilities.  Management has substantially completed activities related to this closure during the second quarter of 2009.

Activity in the reserves for the Bartonville closure is as follows (in thousands):

	One-time
	Termination
	Benefits	Other	Total
Restructuring Liabilities at June 30, 2008	$ -	$ -	$ -
Additions	526	3,569	4,095
Payments	(526)	(335)	(861)
Restructuring Liabilities at September 30, 2008	$ -	$ 3,234	$ 3,234

Consolidation of Engraving Group Facilities

In order to reduce its global manufacturing footprint and generate operational efficiencies, the Company consolidated its Engraving Group facilities in Ohio and New Jersey into other existing U.S. facilities during the fourth quarter of 2008.  To date, the Company has incurred $0.5 million of restructuring expense, composed primarily of severance and related benefit costs associated with employee termination, the relocation of production capacity to the other facilities, and the write-down of real estate to fair market value.  The consolidation was completed during the first quarter of 2009.

Activity in the reserves for the Engraving Group consolidation is as follows (in thousands):

	One-time
	Termination
	Benefits	Other	Total
Restructuring Liabilities at June 30, 2008	$ 78	$ -	$ 78
Additions	10	216	226
Payments	(88)	(216)	(304)
Restructuring Liabilities at September 30, 2008	$ -	$ -	$ -

Activity in all restructuring and related reserves since June 30, 2008 is as follows (in thousands):

	One-time
	Termination
	Benefits	Other	Total
Restructuring Liabilities at June 30, 2008	$ 78	$ -	$ 78
Additions	536	3,785	4,321
Payments	(614)	(551)	(1,165)
Restructuring Liabilities at September 30, 2008	$ -	$ 3,234	$ 3,234

14)

Discontinued Operations

As discussed in Note 11 - Contingencies, the Company updated its assessment of the expected environmental remediation efforts at the former location of the Club Products and Monarch Aluminum divisions during the 1st quarter of 2009.  As a result, the Company recorded an additional accrual of $3.0 million ($2.0 million net of tax) during the three months ended September 30, 2008.

On September 27, 2007, the Company sold certain land, buildings and improvements related to the former Standard Publishing business, which is being accounted for as a discontinued operation, for net proceeds of $1.6 million in cash.  The Company recorded a gain on the disposal of $0.6 million (net of taxes of $0.3 million) in the three months ended September 30, 2007.

 ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Statements contained in this Annual Report on Form 10-K that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” "may," “will,” “expect," "believe," "estimate," "anticipate," ”intends,” "continue," or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company’s business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired.  These factors include, but are not limited to general and international economic conditions, current liquidity issues impacting the U. S. banking system, including more specifically conditions in the automotive, aerospace, energy, housing and general transportation markets, specific business conditions in one or more of the industries served by the Company, lower-cost competition, the relative mix of products which impact margins and operating efficiencies, both domestic and foreign, in certain of our businesses, the impact of higher raw material and component costs, particularly steel, petroleum based products and refrigeration components, uncertainty in the mergers and acquisitions market generally, an inability to realize the expected cost savings from the implementation of lean enterprise manufacturing techniques, the inability to achieve the savings expected from the sourcing of raw materials from and implementation of manufacturing in China and the inability to achieve synergies contemplated by the Company.  In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

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

We continue to take advantage of both sales and cost synergies from the increased size and breadth of the Food Service Equipment Group.  First, the ability to offer customers of certain of the Group’s products a broader array of product offerings allowed us to strengthen our relationships with key customers and add new customers to our existing base.  Second, the increased size of the Group and the greater purchasing leverage resulting from consolidating the purchase of various commodities and components across our food service businesses allowed us to achieve reductions in freight costs, and in the cost of raw materials such as steel, a material common to most of the Group’s products.  The initiatives that the Group has undertaken are expected to be principal factors in improving the Group’s sales and earnings, despite a challenging economic environment in many of the markets served by the Group.

A second initiative in our overall strategy was the continued expansion of our mold texturization business in international locations.  In addition to the continued growth of that business, which primarily serves the global automotive industry, in China, we opened facilities last year in Turkey and the Czech Republic, two nations with rapidly expanding presences in vehicle manufacturing.

Third, we have continued our effort to consolidate manufacturing operations to improve the leverage of our manufacturing infrastructure and to reduce fixed overhead expenses.  During fiscal 2008, we closed one Engineered Products Group facility and two Engraving Group facilities, and consolidated the operations conducted at those locations into other facilities.  During the fiscal quarter just ended, we closed an additional facility in the ADP Group.

Fourth, we have taken significant additional steps, including sourcing an increasing percentage of our raw materials and components from lower cost producers, primarily offshore, relocating manufacturing operations to lower cost countries such as Mexico and China, substituting materials and standardizing common product components where appropriate, implementing lean manufacturing processes throughout our operations, and analyzing whether it is more economical to acquire certain components from outside suppliers, rather than produce them internally.

Although the continued implementation of our strategy facilitated improvements in sales and earnings in fiscal 2009, we do have businesses which were affected this past quarter by difficult economic conditions in their markets.  Sales in our ADP Group continue to be impacted by the decline in the new residential housing market.  Sales and earnings in the Hydraulics Products Group also declined, due to a variety of factors including high fuel prices, reduced releases of governmental highway spending funds, and an excess of new, used and repossessed equipment in the marketplace.

As of the date of this report, the current distressed conditions in the financial and credit markets have not had a material impact on our overall financial condition or liquidity.  Management continues to monitor the financial markets and their impact on global economic conditions affecting our segments.  If changes in global and US financial markets were to negatively impact operations, we would expect to rely on available cash and our existing revolving credit facility to provide funding.

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

Results from Continuing Operations:

	Three Months Ended September 30,
(Dollar amounts in thousands)	2008	2007
Net sales	$ 180,695	$ 175,520
Gross profit margin	31.6%	28.3%
Income from operations	10,751	10,846
Backlog as of September 30	134,619	118,728

Net Sales
Three Months Ended
(In thousands)	September 30, 2008
Net sales, prior period	$ 175,520
Components of change in sales:
Effect of exchange rates	1,156
Organic sales change	4,019
Net sales, current period	$ 180,695

Net sales for the first quarter of 2009 increased $5.2 million, or 2.9%, when compared to the same period of 2008.  This net sales increase was positively impacted by organic sales growth of $4.0 million, or 2.3%, and favorable exchange rates.  The organic sales growth is primarily due to strong sales increases for the Engineered Products and Food Service Equipment Groups.  These increases were partially offset by a continued deterioration in market conditions in the ADP and Hydraulics Groups, related to new residential construction and the heavy construction vehicle market, respectively.  Sales in the Engraving Group were slightly higher than the same period last year.  A further discussion by segment follows.

Gross Profit Margin

Our gross profit margin increased to 31.6% for the first quarter of 2009 versus 28.3% in the same quarter of last year.  With the exception of the Engineered Products Group, margins increased across each of our segments when compared to the same period last year.  The largest increases occurred in ADP due primarily to the implementation of price increases implemented to offset future anticipated material cost increases and to a lesser extent savings from factory consolidations and material cost reductions, and in the Engraving Group, driven by facility consolidation and cost reduction efforts.  These improvements were offset by lower margins in the Engineered Products Group, where prior year results were positively impacted by a payment made under the terms of a long-term contract.  These payments have been completed, resulting in a difficult comparison in the first quarter of fiscal 2009 and will similarly affect each subsequent quarter for the remainder of the fiscal year.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses for the first quarter of 2009 were $42.0 million, up from $38.7 million reported for the same period a year ago.  This increase was driven primarily by health insurance costs, sales commissions, and distribution costs.

Income from Operations

Income from operations for the first quarter of 2009 was $10.75 million, 0.9% lower than the $10.84 million reported for the same period a year ago.  Operating income was negatively impacted by $4.3 million of restructuring costs incurred during the period related primarily to closure of the ADP facility in Bartonville, Illinois.  Excluding these costs, operating income increased by $4.2 million or 39.0%, driven primarily by significant improvements in the Engraving and ADP Groups, offset by slight decreases for the Hydraulics Products Groups, as described in more detail in the Segment Analysis of Income from Operations.

Interest Expense

Interest expense for the first quarter of 2009 decreased $1.0 million, or 35.8%, to $1.7 million due to decreased borrowings on the Company’s revolving credit facility as well as reduced interest rates during the period.

Other Non-Operating Income

Other operating income for the quarter totaled $0.8 million.  This amount consisted primarily of a $1.1 million gain on the portion of proceeds from a life insurance policy triggered by the death of a former executive.

Income Taxes

Our effective income tax rate for the first quarter of 2009 was 27.6% compared to 36.1% for the first quarter of 2008.  The lower effective tax rate is primarily due to the impact of the life insurance proceeds in Other Non-Operating Income, which were not subject to income tax.

Backlog

Backlog at September 30, 2008 increased $15.9 million, or 13.4%, compared to September 30, 2007. Backlog increased $4.2 million and $17.4 million for the Engraving and Engineered Products Groups, respectively, offset by decreased backlog of $4.3 million and $1.3 million at the Food Service Equipment and Hydraulics Products Groups, respectively.  Backlog at the ADP Group approximated that of September 30, 2007.

Segment Analysis

Net Sales

The following table presents net sales by business segment (in thousands):

	Three Months Ended September 30,
	2008	2007
Food Service Equipment Group	$ 101,756	$ 96,961
Air Distribution Products Group	23,788	27,350
Engraving Group	21,568	20,403
Engineered Products Group	25,255	21,804
Hydraulics Products Group	8,328	9,002
Total	$ 180,695	$ 175,520

Food Service Equipment Group

Net sales in the first quarter of 2009 increased $4.8 million, or 4.9%, over the same period last year due to organic growth and pricing initiatives.  Strong sales improvements continued in our walk-in cooler product segments in our Refrigeration Solutions Group.  On the Cooking Solutions side of the business, strength in the retail supermarket channels offset lower volume due to a delay in orders by a national fast food chain account, and weakness in the casual dining and independent pizzeria market segments.

Air Distribution Products Group

Sales for the ADP Group declined $3.6 million from 2008 levels, a 13.0% reduction. Price increases of $4.4 million during the quarter and market share gains partially offset year over year volume decreases which were the result of a continued decline in new residential construction. Standex evaluates the available market for ADP by monitoring new housing start data, published monthly by the U.S. Department of Housing and Urban Development. Sales to the Group’s customers typically lag new home starts by three to four months. Comparing the first quarter 2009 to the same period one year earlier, housing starts deteriorated 33%.  Excluding price increases, ADP’s unit volume was lower by 29% from the same quarter last year.  ADP continues to pursue market share gains through its traditional wholesaler channels by expanding its sales force, focusing on underpenetrated markets, and by emphasizing our ability to service nationwide wholesalers and large “do-it-yourself” retailers through our network of factory locations. These initiatives have resulted in market share gains; however, the additional sales volume resulting from these efforts has not been sufficient to offset the decline in the overall market.

Engraving Group

Net sales increased by $1.2 million, or 5.7%, when compared to the same period one year ago.  The increase is attributable to changes in foreign exchange rates.  The roll and mold texturization businesses worldwide remained steady for the quarter, and the Group’s China business generated year over year sales growth of 24%, net of foreign exchange.  Continued slowdowns in housing, global automotive and capital spending are expected to have an impact in the second quarter.

Engineered Products Group

Net sales increased $3.5 million or 15.8%, when compared to the same period one year earlier.  The increase was primarily driven by new sales of marine components and turbine energy hardware at our metal spinning and fabrication businesses where we continue to see ongoing robust demand across our energy, aviation and aerospace end-user markets.  The extension of two customers’ major aerospace rocket contracts through 2012 should provide a solid sales base going forward.  Sales at our electronics business were negatively impacted by accelerated weakness in the automotive segment and continued softness in the security, HVAC and white goods markets.   The sales shortfall at our electronics business was offset by gains from a recent acquisition and sales growth in the medical and industrial markets resulting in flat sales quarter over quarter.

Hydraulics Products Group

Net sales decreased $0.7 million, or 7.5%, from the first quarter of fiscal 2008.  The decrease was attributable to the continued depressed conditions in the domestic dump truck/dump trailer market, which were exacerbated by the price of fuel, excess inventory, and the general domestic economic situation. The tightening of the US  credit markets has had a negative impact on the OEM marketplace by limiting procurement of new trucks and dump trailers.  We are continuing to cultivate new market opportunities in Europe, China, and the Middle East in order to diversify our revenue base into other global regions and decrease dependence on the North American market.

Income from Operations

The following table presents income from continuing operations by business segment (in thousands):

	Three Months Ended September 30,
	2008	2007
Food Service Equipment Group	$ 9,670	$ 9,648
Air Distribution Products Group	3,112	397
Engraving Group	2,430	1,271
Engineered Products Group	3,106	2,914
Hydraulic Products Group	1,196	1,219
Corporate and Other	(4,442)	(4,603)
Restructuring	(4,321)	-
Total	$ 10,751	$ 10,846

Food Service Equipment Group

Income from operations for the first quarter of 2009 was flat when compared to the same period one year earlier.  Labor and material productivity improvements were negatively impacted by sales mix, as during the quarter the Refrigerated Solutions businesses experienced higher sales volumes of lower margin coolers and freezers and lower sales volumes of higher-margin scientific products and reach-in cabinets.  In the Cooking Solutions businesses we experienced lower sales of higher margin cooking solutions products due to delayed orders from a large quick service restaurant chain and softness from the casual dining and independent pizzeria segment

Air Distribution Products Group

Income from operations in the ADP segment increased to $3.1 million, a $2.7 million increase over 1st quarter 2008. The improved results are primarily due to price increases totaling 30.4% and to a lesser extent from savings resulting from factory consolidations and material cost reductions implemented during the 1st quarter.  We expect the group to operate profitably in the second quarter as we continue to benefit from lower cost on-hand metal inventory, but expect to be focused on maintaining break-even performance in the second half of fiscal 2009 as we begin to utilize higher cost metal currently on order.

Engraving Group

Income from operations increased by $1.2 million, or 91.2%, when compared to the same quarter in the prior year.  The Group’s North American operations contributed increased operating income due to factory consolidations, cost reduction efforts, and productivity improvements at our domestic divisions.  We exited the quarter with a good backlog in North America, giving us reason for optimism about the near-term prospects for this business.

Internationally, we have begun to see some automotive platform delays that we expect will continue for the near term. During the quarter, operating income was impacted by an unfavorable sales mix which included higher non-automotive industry sales as compared to higher-margin automotive industry platform program sales in the Group’s European operations.

Engineered Products Group

First quarter operating income was up $0.2 million, or 6.6% from 2008.  Earnings in our Electronics business increased as the result of the plant consolidations and cost reduction actions that were completed in the fourth quarter of 2008. Operating income in the Spincraft business increased only slightly as prior year results were positively impacted   by a payment made under the terms of a long-term contract.  These payments have been completed, resulting in a difficult comparison in the first quarter of fiscal 2009 and continuing through subsequent quarters this year.

Hydraulics Products Group

Income from operations was flat when compared to the same period one year earlier.  Savings generated by improved operating efficiencies, a reduction in employees, and a slightly more favorable product mix were not able to offset operating income decreases due to sales declines.

Corporate and Other

Corporate expenses of approximately $4.4 million in the first quarter of 2009 decreased $0.2 million or 3.5% compared to 2008 due to benefit cost decreases during the year.

Restructuring Costs

On July 25, 2008, the Company announced the closure of the ADP production facility located in Bartonville, Illinois.  This facility manufactured metal duct and fittings for the residential HVAC market and had 64 employees.  The sales and production activities at the Bartonville facility were relocated to other ADP facilities.  The Company’s decision to close the Bartonville facility is in response to the downturn in the new residential construction market.  Standex recorded a $4.1 million pre-tax expense related to the closure of the Bartonville facility in the first quarter of 2009.

Discontinued Operations

As more fully discussed in our Annual Report on Form 10-K for the year ended June 30, 2008, we are accounting for three recently exited businesses (USECO, Standard Publishing and Berean Christian Stores) as discontinued operations.

Also included in discontinued operations are expenses related to the former location of the Club Products and Monarch Aluminum divisions.  In 2008, the Company entered into an Administrative Order of Consent with the U.S. Environmental Protection Agency related to the removal of various PCB-contaminated materials and soils at a site where the Company leased a building and conducted operations from 1967 to 1979 and concurrently established an accrual of $2.0 million related to the matter.  In the first quarter of 2009, the Company updated its assessment of the expected remediation efforts and determined that an additional accrual of $3.0 million ($2.0 million net of tax) was required.

Liquidity and Capital Resources

Cash Flows – Three Months Ended September 30, 2008

Operating activities from continuing operations during the three months ended September 30, 2008 used $2.8 million of cash, compared to the generation of $13.2 million in cash for the same period last year.  The decrease in cash flow is primarily attributable to an increase in working capital during the prior twelve months.  Net working capital levels for continuing operations (defined as accounts receivable plus inventories less accounts payable) increased $6.4 million in the last twelve months.  Investing activities from continuing operations used $1.0 million in cash during the three months ended September 30, 2008 due primarily to an acquisition in the Engineered Products Group and capital expenditures, offset by life insurance proceeds.

During the three months ended September 30, 2008, we used $1.0 million of cash for financing activities.  We paid dividends of $2.6 million and borrowed $2.5 million in to fund operating cash flow needs during the quarter.

We have in place a five year, $150 million unsecured revolving credit facility (the “facility”) with seven participating banks which was originated in September 2007.  Funds available under the facility may be used for general corporate purposes or to provide financing for acquisitions.  The agreement contains certain covenants including funded debt to EBITDA and EBIT to interest expense.  Borrowings under the agreement bear interest at a rate equal LIBOR plus an applicable percentage based on our consolidated leverage ratio, as defined by the agreement.  As of September 30, 2008, the effective rate of interest for outstanding borrowings under the facility was 4.14%.  We are required to pay an annual fee of 0.15% on the maximum credit line.  As of September 30, 2008, we had borrowings of $91.0 million under the revolving facilities and the ability to borrow an additional $59.0 million under the facility.  At September 30, 2008, the debt of all syndicate members in the revolving credit agreement was rated investment grade.

The Company’s long-term debt also includes amounts associated with note purchase agreements with institutional investors.  As of September 30, 2008, we had two note purchase agreements with institutional investors of $25.0 million each, dated October 2002 and October 1998.  The notes bear interest at annual rates of 5.94% and 6.80%, respectively.  Each note purchase agreement requires payment of interest semi-annually.  The note purchase agreement dated October 2002 requires annual payments of $3.6 million that commenced in October 2006.  The note purchase agreement dated October 1998 is due and payable in October 2008.  As of September 30, 2008, the balance outstanding under the note purchase agreements aggregated $42.9 million.  The Company made repayments of $28.6 million of this debt in October 2008 using additional borrowings under our revolving credit facility.  These maturities resulted in the reduction of available borrowings under the facility to $29 million as of October 24, 2008.  At September 30, 2008, the debt of all holders of the Company’s note purchase agreements was investment grade.  We intend to replace the debt that was repaid in October 2008 with new private placement debt when capital markets return to a more normalized state.  We believe that we have sufficient capacity under the revolving credit facility to meet the liquidity needs of the Company until this normalization occurs.

In July 2008, we entered into a series of swap agreements with one and two year terms effectively converting interest payments on our long-term debt from variable to fixed rates.  We converted interest payments on $88.5 million of debt due under our revolving credit agreement from variable rates based on LIBOR to a weighted average fixed rate of 3.23% for an effective rate of 4.01% based on our current leverage ratio.

At September 30, 2008, we were in compliance with the financial covenants of our debt agreements, and based upon our current plans and outlook, we believe that we will continue to be in compliance with these covenants during the coming twelve-month period.

The following table sets forth our capitalization at September 30, 2008 and June 30, 2008:

	September 30,	June 30,
	2008	2008
Short-term debt	$ 28,571	$ 28,579
Long-term debt	108,586	106,086
Total debt	137,157	134,665
Less cash	21,862	28,657
Net debt	115,295	106,008
Stockholders' equity	220,312	223,158
Total capitalization	$ 335,607	$ 329,166

We sponsor a number of defined benefit and defined contribution retirement plans.  We have evaluated the current and long-term cash requirements of these plans.  Our operating cash flows from continuing operations are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

We have an insurance program in place to fund supplemental retirement income benefits for certain retired executives.  Current executives and new hires are not eligible for this program.  At September 30, 2008, the underlying policies have a cash surrender value of $20.0 million, less policy loans of $11.5 million.  As we have the legal right of offset, these amounts are reported net on our balance sheet.  The aggregate present value of future obligations was approximately $1.6 million and $1.7 million at September 30, 2008 and June 30, 2008, respectively.  During the first quarter of 2009, the Company received $1.9 million of cash proceeds upon the death of a former executive covered by this program.

The Company is a guarantor of certain assigned leases to Berean Christian Bookstores, one of our discontinued operations.  The total guarantee approximated $8.4 million at September 30, 2008.  We do not expect to make any payments as a result of these guarantees.

Our primary cash requirements include working capital, interest and mandatory debt payments, capital expenditures, operating lease payments, pension plan contributions and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under our revolving credit facility.  We expect to spend between $11.0 million and $13.0 million on capital expenditures in 2009 and expect that depreciation during the year will approximate $12.0 million to $14.0 million.  We anticipate that any cash needed for future acquisition opportunities would be obtained from borrowings under the revolving credit facility or other sources of liquidity available to us.  We believe that these resources, along with the cash flow generated from operations, will be sufficient to meet our anticipated funding needs for the foreseeable future.

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

Foreign Currency Translation - Our primary functional currencies used by our non-U.S. subsidiaries are the Euro, British Pound Sterling (Pound), Canadian Dollar, Mexican Peso, Australian Dollar and Chinese Yuan.

Environmental Matters - During 2008, the Company entered into an Administrative Order of Consent with the U.S. Environmental Protection Agency related to the removal of various PCB-contaminated materials and soils at a site where the Company leased a building and conducted operations from 1967-1979.  See the notes to our consolidated financials statements for further information regarding this event.  The Company has established an accrual in the amount of $5.0 million relating to this matter, which is categorized under discontinued operations.

We are party to various other claims and legal proceedings, generally incidental to our business.  We do not expect the ultimate disposition of these other matters will have a material adverse effect on our financial statements.

Seasonality - We are a diversified business with generally low levels of seasonality, however our third quarter is typically the period with the lowest level of activity.

Critical Accounting Policies

The condensed consolidated financial statements include the accounts of Standex International Corporation and all of its subsidiaries.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements. Although we believe that materially different amounts would not be reported due to the accounting policies adopted, the application of certain accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  Our Annual Report on Form 10-K for the year ended June 30, 2008 lists a number of accounting policies which we believe to be the most critical.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

We are exposed to market risks from changes in interest rates, commodity prices and changes in foreign currency exchange.  To reduce these risks, we selectively use, from time to time, financial instruments and other proactive management techniques.  We have internal policies and procedures that place financial instruments under the direction of the Treasurer and restrict all derivative transactions to those intended for hedging purposes only.  The use of financial instruments for trading purposes (except for certain investments in connection with the KEYSOP plan) or speculation is strictly prohibited.  The Company has no majority-owned subsidiaries that are excluded from the consolidated financial statements.  Further, we have no interests in or relationships with any special purpose entities.

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  Regarding transactional risk, we mitigate certain of our foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At September 30, 2008, the Company has no open foreign currency forward contracts.

Our primary translation risk is with the Euro, British Pound Sterling, and Chinese Yuan.  We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we use interest rate swap agreements to modify our exposure to interest rate movements.  In July 2008, we entered into a series of swap agreements with one and two year terms effectively converting interest payments on the long-term debt from variable to fixed rates.  We converted interest payments on $88.5 million of debt due under our revolving credit agreement from variable rates based on LIBOR to a weighted average fixed rate of 3.23% for an effective rate of 4.00% based on the Company’s leverage ratio at September 20, 2008.

We also had $42.9 million of debt at fixed interest rates as of September 30, 2008.  This debt has been reduced to $14.3 million following maturities occurring in October 2008.  There would be no immediate impact on our interest expense associated with the long-term debt due to fluctuations in market interest rates.

Due to interest rate fluctuations and the impact of the swaps, the Company’s effective rate on variable-rate borrowings under the revolving credit agreement has increased from 3.52% at June 30, 2008 to 4.14% September 30, 2008.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of September 30, 2008, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

Commodity Prices

The Company is exposed to fluctuating market prices for all commodities used in its manufacturing processes.  Each of our segments is subject to the effects of changing raw material costs caused by the underlying commodity price movements.  In general, we do not enter into purchase contracts that extend beyond one operating cycle.  While Standex considers our relationship with our suppliers to be good, there can be no assurances that we will not experience any supply shortage.

The ADP, Engineered Products, Food Service Equipment and Hydraulics Products Groups are all sensitive to price increases for steel products, other metal commodities and petroleum based products.  In the past year, we have experienced price increases for a number of materials including steel, copper wire, other metal commodities, rhodium, refrigeration components and foam insulation.  These materials are some of the key elements in the products manufactured in these segments.  Wherever possible, we will implement price increases to offset the impact of material prices.  The ultimate acceptance of these price increases, if implemented, will be impacted by our affected divisions’ respective competitors and the timing of their price increases.

ITEM 4.  CONTROLS AND PROCEDURES

The management of the Company, including Roger L. Fix as Chief Executive Officer and Thomas D. DeByle as Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Under the rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those “controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports issued or submitted by it under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.”  Based on the evaluation of the Company’s disclosure controls and procedures, it was determined that as of September 30, 2008, such controls and procedures are effective.

Further, there was no change in the internal controls over financial reporting during the quarterly period ended September 30, 2008, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(e)

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended September 30, 2008
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2008 - July 31, 2008	680	$ 21.41	680	748,470

August 1, 2008 - August 31, 2008	13,793	23.88	13,793	734,677

September 1, 2008 - September 30, 2008	39,336	26.30	39,336	695,341

Total	53,809	$ 25.62	53,809	695,341

1 The Company has a Stock Buyback Program (the “Program”) which was originally announced on January 30, 1985.  Under the Program, the Company may repurchase its shares from time to time, either in the open market or through private transactions, whenever it appears prudent to do so.  On December 15, 2003, the Company authorized an additional 1 million shares for repurchase pursuant to its Program.  The Program has no expiration date, and the Company from time to time may authorize additional increases of 1 million share increments for buyback authority so as to maintain the Program.

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

STANDEX INTERNATIONAL CORPORATION

Date:	October 31, 2008	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/CFO/Treasurer
(Principal Financial & Accounting Officer)

Date:	October 31, 2008	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer