Form 10-Q
period 2008-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 2009-02-02
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2008	Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	31-0596149
(State of incorporation)	(IRS Employer Identification No.)

6 MANOR PARKWAY, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Registrant's Common Stock outstanding on January 26, 2009 was 12,355,567.

STANDEX INTERNATIONAL CORPORATION

INDEX

            Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Unaudited Condensed Consolidated Balance Sheets for

December 31, 2008 and June 30, 2008

2

Unaudited Condensed Consolidated Statements of Income for the

Three and Six Months Ended December 31, 2008 and 2007

3

Unaudited Condensed Consolidated Statements of Cash Flows for the

Six Months Ended December 31, 2008 and 2007

4

Notes to Unaudited Condensed Consolidated Financial Statements

5

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

14

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

25

Item 4.

Controls and Procedures

26

PART II.

OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

27

Item 4.

Submission of Matters to a Vote of Security Holders

27

Item 5.

Other Information

28

Item 6.

Exhibits

28

PART I. FINANCIAL INFORMATION
ITEM 1.

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Balance Sheets

	December 31,	June 30,
(In thousands)	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$ 17,515	$ 28,657
Accounts receivable	84,828	103,055
Inventories	96,850	87,619
Income tax receivables	4,771	983
Prepaid expenses and other current assets	5,150	3,337
Deferred tax asset	14,513	13,032
Total current assets	223,627	236,683
Property, plant and equipment	109,435	116,565
Goodwill	117,566	120,650
Intangible assets	25,358	27,473
Prepaid pension cost	3,688	1,972
Other non-current assets	19,512	19,691
Total non-current assets	275,559	286,351
Total assets	$ 499,186	$ 523,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 4,705	$ 28,579
Accounts payable	55,404	66,174
Accrued expenses	46,062	50,286
Current liabilities - discontinued operations	5,075	2,701
Total current liabilities	111,246	147,740
Long-term debt - less current portion	127,265	106,086
Accrued pension and other non-current liabilities	48,958	46,050
Total non-current liabilities	176,223	152,136
Stockholders' equity:
Common stock	41,976	41,976
Additional paid-in capital	27,992	27,158
Retained earnings	435,097	433,435
Accumulated other comprehensive loss	(31,325)	(17,531)
Treasury shares	(262,023)	(261,880)
Total stockholders' equity	211,717	223,158
Total liabilities and stockholders' equity	$ 499,186	$ 523,034

See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2008	2007	2008	2007
Net sales	$ 155,510	$ 172,245	$ 336,205	$ 347,765
Cost of sales	109,930	120,959	233,507	246,884
Gross profit	45,580	51,286	102,698	100,881
Selling, general and administrative expenses	38,512	40,009	80,558	78,758
Restructuring costs	1,081	-	5,402	-
Total operating expenses	39,593	40,009	85,960	78,758
Income from operations	5,987	11,277	16,738	22,123
Interest expense	(1,761)	(2,739)	(3,479)	(5,414)
Other non-operating income (expense)	152	(248)	923	(95)
Income from continuing operations before income taxes	4,378	8,290	14,182	16,614
Provision for income taxes	908	2,778	3,617	5,786
Income from continuing operations	3,470	5,512	10,565	10,828
Income (loss) from discontinued operations, net of income taxes	(1,321)	-	(3,422)	605
Net income	$ 2,149	$ 5,512	$ 7,143	$ 11,433
Basic earnings per share:
Continuing operations	$ 0.28	$ 0.45	$ 0.86	$ 0.88
Discontinued operations	(0.11)	-	(0.28)	0.05
Total	$ 0.17	$ 0.45	$ 0.58	$ 0.93
Diluted earnings per share:
Continuing operations	$ 0.28	$ 0.45	$ 0.85	$ 0.87
Discontinued operations	(0.11)	-	(0.28)	0.05
Total	$ 0.17	$ 0.45	$ 0.57	$ 0.92

Cash dividends per share	$ 0.21	$ 0.21	$ 0.42	$ 0.42

See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	December 31,
(In thousands)	2008	2007
Cash flows from operating activities
Net income	$ 7,143	$ 11,433
Income from discontinued operations	(3,422)	605
Income from continuing operations	10,565	10,828
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	8,095	8,398
Stock-based compensation	1,702	908
Gain from sale of investments, real estate and equipment	34	(138)
Non-cash portion of restructuring charges	3,872	-
Net changes in operating assets and liabilities	(17,820)	(3,396)
Net cash provided by operating activities -
continuing operations	6,448	16,600
Net cash (used in) operating activities -
discontinued operations	(2,467)	-
Net cash provided by operating activities	3,981	16,600
Cash flows from investing activities
Expenditures for property, plant and equipment	(4,050)	(5,826)
Proceeds from sale-leaseback transaction	-	7,239
Acquisition, net of cash received	(1,854)	-
Proceeds from sale of investments, real estate and equipment	108	611
Proceeds from life insurance policy	1,929	-
Net cash provided by (used in) investing activities -
continuing operations	(3,867)	2,024
Net cash provided by investing activities -
discontinued operations	-	1,574
Net cash provided by investing activities	(3,867)	3,598
Cash flows from financing activities
Proceeds from additional borrowings	37,634	1,550
Payments of debt	(40,070)	(22,163)
Stock issued under employee stock option and purchase plans	629	286
Stock repurchased under employee stock option and purchase plans	(1,639)	(529)
Debt issuance costs	-	(281)
Cash dividend paid	(5,174)	(5,154)
Net cash (used in) financing activities -
continuing operations	(8,620)	(26,291)
Net cash (used in) financing activities	(8,620)	(26,291)
Effect of exchange rate changes on cash and cash equivalents	(2,636)	623
Net change in cash and cash equivalents	(11,142)	(5,470)
Cash and cash equivalents at beginning of year	28,657	24,057
Cash and cash equivalents at end of period	$ 17,515	$ 18,587

See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations and comprehensive income for the three and six months ended December 31, 2008 and 2007, the cash flows for the six months ended December 31, 2008 and 2007 and the financial position of the Company at December 31, 2008.  The interim results are not necessarily indicative of results for a full year.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2008.  The condensed consolidated balance sheet at June 30, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2008.  Unless otherwise noted, references to years are to fiscal years.

2)

Inventories

Inventories are comprised of the following (in thousands):

	December 31,	June 30,
	2008	2008
Raw materials	$ 47,057	$ 37,839
Work in process	24,801	24,254
Finished goods	24,992	25,526
Total	$ 96,850	$ 87,619

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of income and were $6.5 million and $7.4 million for the three months ended December 31, 2008 and 2007, respectively. For the six months ended December 31, 2008 and 2007, distribution costs were $14.5 million and $14.8 million, respectively.

3)

Goodwill

Changes to goodwill during the six months ended December 31, 2008 were as follows (in thousands):

	Food Service Equipment Group	Air Distribution Products Group	Engraving Group	Engineered Products Group	Hydraulics Products Group	Total
Balance at June 30, 2008	$ 63,558	$ 14,934	$ 19,149	$ 19,950	$ 3,059	$120,650
Acquisition	-	-	-	186	-	186
Translation adjustment and other	(32)	-	(494)	(2,744)	-	(3,270)
Balance at December 31, 2008	$ 63,526	$ 14,934	$ 18,655	$ 17,392	$ 3,059	$117,566

4)

Intangible Assets

Intangible assets consist of the following (in thousands):

Customer
	Relationships	Trademarks	Other	Total

December 31, 2008
Cost	$ 21,390	$ 12,211	$ 4,479	$ 8,080
Accumulated amortization	(8,506)	-	(4,216)	(12,722)
Balance, December 31, 2008	$ 12,884	$ 12,211	$ 263	$ 25,358

June 30, 2008
Cost	$ 20,958	$ 12,200	$ 5,550	$ 38,708
Accumulated amortization	(6,725)	-	(4,510)	(11,235)
Balance, June 30, 2008	$ 14,233	$ 12,200	$ 1,040	$ 27,473

Amortization expense for the three months ended December 31, 2008 and 2007 was $0.9 million and $1.0 million, respectively.  Amortization expense for the six months ended December 31, 2008 and 2007 was $1.7 million and $2.0 million, respectively.

5)

Debt

The Company’s debt is due as follows at December 31, 2008 (in thousands):

Fiscal Year
2009	$ 1,134
2010	3,571
2011	3,571
2012	3,571
2013	116,823
Thereafter	3,300
$ 131,970

The Company has in place a $150 million unsecured revolving credit facility which expires in September 2012.  As of December 31, 2008 the Company has the ability to borrow $36.8 million under this facility.

6) Derivative Financial Instruments

In July 2008, the Company entered into a series of interest rate swap agreements designed to limit exposure to fluctuating interest rates on its floating rate indebtedness. The differential to be paid or received is recognized as an adjustment to interest expense related to the debt upon monthly settlement. The Company recognizes all derivatives on its balance sheet at fair value. As the derivative instrument held by the Company is classified as a cash flow hedge under Statement of Financial Accounting Standards No. 133 – Accounting for Derivative Instruments and Hedging Activities, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge ineffectiveness, if any, associated with the swaps will be reported by the Company in interest expense.

The swap agreements have one and two year terms effectively converting interest payments on our long-term debt from variable to fixed rates.  We converted interest payments on $88.5 million of debt due under our revolving credit agreement from variable rates based on LIBOR to a weighted average fixed rate of 3.23% for an effective rate of 4.01% based on the Company’s credit spread at December 31, 2008.  The Company recorded a liability of $2.6 million on its balance sheet at December 31, 2008, with changes in fair market value included in other comprehensive income.  The company values the swaps based on contract prices in the derivatives market for similar instruments, which are Level 2 pricing inputs in the GAAP valuation hierarchy.

The Company reported no losses for the three and six months ended December 31, 2008, as a result of hedge ineffectiveness. Future changes in this swap arrangement, including termination of the agreement, may result in a reclassification of any gain or loss reported in other comprehensive income into earnings as an adjustment to interest expense.

7)

Retirement Benefits

Net Periodic Benefit Cost for the three and six months ended December 31, 2008 and 2007 consisted of the following components:

	Pension Benefits
	U.S. Plans
	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2008	2007	2008	2007
Service cost	$ 142	$ 1,388	$ 283	$ 2,775
Interest cost	3,241	3,076	6,483	6,153
Expected return on plan assets	(4,215)	(4,192)	(8,429)	(8,385)
Recognized net actuarial loss	351	549	702	1,097
Amortization of prior service cost	42	49	84	97
Amortization of transition obligation (asset)	1	1	1	1
Net periodic benefit cost	$ (438)	$ 871	$ (876)	$ 1,738

	Pension Benefits
	Non-U.S. Plans
	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2008	2007	2008	2007
Service cost	$ 35	$ 47	$ 78	$ 88
Interest cost	365	516	899	1,022
Expected return on plan assets	(317)	(511)	(800)	(1,019)
Recognized net actuarial loss	65	164	167	327
Amortization of prior service cost	(15)	(17)	(32)	(32)
Amortization of transition obligation (asset)	-	-	-	-
Net periodic benefit cost	$ 133	$ 199	$ 312	$ 386

	Other Post-Retirement Benefits
	U.S. Plans
	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2008	2007	2008	2007

Service cost	$ 3	$ 3	$ 5	$ 6
Interest cost	32	31	63	62
Expected return on plan assets	-	-	-	-
Recognized net actuarial gain	(21)	(23)	(42)	(46)
Amortization of prior service cost	-	-	-	-
Amortization of transition obligation (asset)	56	56	112	112
Net periodic benefit cost	$ 70	$ 67	$ 138	$ 134

8)

Income Taxes

The Company's effective tax rate for continuing operations for the three months ended December 31, 2008 was 20.8% compared with 33.5% for same period last year.  The lower effective tax rate is primarily due to the benefit of the retroactive extension of the R&D credit recorded during the second quarter of 2009.  The Company's effective tax rate for the six months ended December 31, 2008 was 25.5% compared with 34.8% for same period last year.  The lower effective tax rate is also due to the benefit related to the retroactive extension of the R&D credit recorded during the second quarter of 2009 as well as the receipt of nontaxable life insurance proceeds during the first quarter of 2009.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as the income tax of multiple state and non-U.S. jurisdictions.  During the second quarter of 2009 the IRS issued a Revenue Agents Report for the Company's U.S. tax returns for the years ended June 30, 2004 and June 30, 2005.  The adjustments and the associated interest included in the Revenue Agents Report had been previously reserved for under FIN 48 and have no material effect on our financial position.

9)

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Basic - Average shares outstanding	12,319	12,288	12,314	12,272
Effect of dilutive securities - Stock options and
unvested stock awards	89	57	122	120
Diluted - Average shares outstanding	12,408	12,345	12,436	12,392

Income available to common stockholders is the same for computing both basic and diluted earnings per share.  Options to purchase 61,600 and 11,400 shares of common stock were not included in the computation of diluted earnings per share for the three and six months ended December 31, 2007, respectively.  Such options have been excluded because the options’ exercise prices were greater than the average market price of the common stock during the period, and, as a result, their inclusion would have been anti-dilutive.  No such shares were excluded from the calculation of diluted earnings per share for the three and six months ended December 31, 2008.

58,800 and 126,000 performance stock units are excluded from the diluted earnings per share calculation as the performance criteria have not been met as of December 31, 2008 and 2007, respectively.

10)

Comprehensive Income (Loss)

Total comprehensive income and its components for the three and six months ended December 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net income:	$ 2,149	$ 5,512	$ 7,143	$ 11,433
Other comprehensive gains:
Change in fair value of pension
assets and liabilities	1,168	674	2,343	1,088
Foreign currency translation
adjustment	(7,621)	406	(13,503)	3,251
Change in fair value of derivatives	(2,528)	-	(2,634)	-
Comprehensive income (loss)	$ (6,832)	$ 6,592	$ (6,651)	$ 15,772

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31	June 30,
	2008	2008
Foreign currency translation adjustment	$ 5,825	$ 19,328
Unrealized pension losses	(34,516)	(36,859)
Unrealized loss on interest rate swap	(2,634)	-
Accumulated other comprehensive loss	$ (31,325)	$ (17,531)

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

In 2008, the Company entered into an Administrative Order of Consent (the “AOC”) with the U.S. Environmental Protection Agency related to the removal of various PCB-contaminated materials and soils at a site where the Company leased a building and conducted operations from 1967 to 1979 and established an accrual of $2.0 million related to the matter during the third quarter of fiscal 2008.  During the quarter ended September 30, 2008, significant remediation work commenced at the location and, in accordance with the AOC, the Company substantially completed the initial characterization of the waste on the site.  As a result of the characterization and other remediation efforts, the Company updated its assessment of the expected remediation efforts and determined that an additional accrual of $3.0 million ($2.0 million net of tax) was required as of September 30, 2008.  With site work nearing completion, the Company further revised its estimate during the quarter ended December 31, 2008, resulting in a $1.0 million ($0.7 million net of tax) reduction of the accrual to $1.2 million.

As the site is the former location of the Club Products and Monarch Aluminum divisions, the charge has been included in results from discontinued operations for the period.  These cost estimates remain subject to adjustment as the work proceeds and until final characterization of the site is complete, which is expected to occur during the quarter ended March 31, 2009.  The Company is pursuing potential cost recovery through insurance coverage as well as other potential responsible parties; however, no estimate of cost recovery has been recorded as of December 31, 2008.

The Company is a guarantor of certain assigned leases to Berean Christian Bookstores (“Berean”), an operation disposed of by the Company in 2006.  As the former owner of Berean, the Company is party under a number of operating leases which were assigned to the purchaser of the business for the remaining initial terms of the leases at the stated lease costs.  The Company, however, remains the guarantor of these leases until the expiration of these initial terms.  During the quarter ended December 31, 2008, Berean conveyed to the Company its intention to close certain underperforming retail locations, which would result in obligations under the Company’s guarantees. The Company has recorded liabilities of $2.9 million, net of estimated subleases, in anticipation of the impairment of these leases.  The Company continues to actively monitor Berean’s financial performance. Total guarantees of Berean leases, including the liability described above, approximated $8.4 million at December 31, 2008.

Management has considered other matters and believes the ultimate resolution will not be material to the Company's financial position, results of operations, or cash flows.

12)

Industry Segment Information

The Company is composed of five business segments.  Net sales and income from continuing operations by segment for the three and six months ended December 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended
	December 31,
	Net Sales		Income from Operations
	2008	2007	2008	2007
Segment:
Food Service Equipment Group	$ 87,947	$ 94,918	$ 5,279	$ 8,206
Air Distribution Products Group	19,567	23,164	2,209	1
Engraving Group	19,887	23,631	1,628	2,628
Engineered Products Group	22,826	22,677	2,963	3,487
Hydraulics Products Group	5,283	7,855	(295)	1,025
Restructuring costs			(1,081)	-
Corporate and other			(4,716)	(4,070)
Sub-total	$155,510	$ 172,245	$ 5,987	$ 11,277
Interest expense			(1,761)	(2,739)
Other non-operating income			152	(248)
Pre-tax income from continuing operations			$ 4,378	$ 8,290

	Six Months Ended
	December 31,
	Net Sales		Income from Operations
	2008	2007	2008	2007
Segment:
Food Service Equipment Group	$ 189,703	$ 191,879	$ 14,949	$ 17,854
Air Distribution Products Group	43,355	50,514	5,321	398
Engraving Group	41,455	44,034	4,058	3,899
Engineered Products Group	48,081	44,481	6,069	6,401
Hydraulics Products Group	13,611	16,857	901	2,244
Restructuring costs			(5,402)	-
Corporate and other			(9,158)	(8,673)
Sub-total	$ 336,205	$ 347,765	$ 16,738	$ 22,123
Interest expense			(3,479)	(5,414)
Other non-operating income (expense)			923	(95)
Pre-tax income from continuing operations			$ 14,182	$ 16,614

Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Operating income by segment excludes interest expense and other non-operating income (expense).

13) Restructuring

The Company has recently undertaken cost reduction and facility consolidation initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2008			December 31, 2008

	Involuntary			Involuntary
	Employee			Employee
	Severance			Severance
	and Benefit			and Benefit
	Costs	Other	Total	Costs	Other	Total
Salaried Workforce Reduction	$ 690	$ -	$ 690	$ 690	$ -	$ 690
Consolidation of Global Manufacturing Footprint	237	154	391	773	3,939	4,712
Total expense	$ 927	$ 154	$ 1,081	$ 1,463	$3,939	$ 5,402

There were no severance, restructuring, and related costs during the three and six months ended December 31, 2007.

Salaried Workforce Reduction

In response to the recession taking place in the current macroeconomic environment and its impact on the Company, management implemented a workforce reduction of approximately 15% of salaried employees in December 2008.  Substantially all expenses related to this initiative have been recognized during the second quarter, with payout expected to be completed by the end of the year.

Activity in the reserves for the Salaried Workforce Reduction is as follows (in thousands):

Involuntary
Employee
Severance
and Benefit
Costs
Restructuring Liabilities at June 30, 2008	$ -
Additions	690
Payments	(209)
Restructuring Liabilities at December 31, 2008	$ 481

Expenses for the initiative by segment for the three and six months ended December 31, 2008 are as follows (in thousands):

Involuntary
Employee
Severance
and Benefit
Costs
Food Service Equipment Group	$ 440
Engraving Group	125
Corporate	125
Total expense	$ 690

Consolidation of Global Manufacturing Footprint

As part of the Company’s ongoing effort to generate operational efficiencies and in response to downturn in certain markets served by the Company’s operating segments, the Company has closed several of its manufacturing facilities and consolidated their production capacity into other locations.  These costs are composed primarily of severance, other termination benefits, and expenses associated with the relocation of the plants’ production capacity to other facilities.  Management has substantially completed activities related to our most recent closures during the first half of 2009, however, further consolidations announced subsequent to December 31, 2008 will result in additional cost development under this initiative.

Activity in the reserves related to optimization of the Company’s manufacturing locations is as follows (in thousands):

	Involuntary
	Employee
	Severance
	and Benefit
	Costs	Other	Total
Restructuring Liabilities at June 30, 2008	$ 78	$ -	$ 78
Additions	773	3,939	4,712
Payments	(851)	(705)	(1,556)
Restructuring Liabilities at December 31, 2008	$ -	$ 3,234	$ 3,234

Expenses for the initiative by segment are as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2008			December 31, 2008

	Involuntary			Involuntary
	Employee			Employee
	Severance			Severance
	and Benefit			and Benefit
	Costs	Other	Total	Costs	Other	Total
Air Distribution Products Group	$ 206	$ 115	$ 321	$ 732	$ 3,684	$ 4,416
Engraving Group	-	39	39	10	255	265
Hydraulics Products Group	31	-	31	31	-	31
Total expense	$ 237	$ 154	$ 391	$ 773	$ 3,939	$ 4,712

14) Discontinued Operations

As discussed in Note 11 - Contingencies, the Company updated its assessment of the expected environmental remediation efforts at the former location of the Club Products and Monarch Aluminum divisions during the first half of 2009.  As a result, the Company recorded accruals of $2.0 million ($1.3 million net of tax) during the six months ended December 31, 2008.

As discussed in Note 11 – Contingencies, the Company expects guarantees of leases assigned to Berean Christian Bookstores, an operation disposed of by the Company in 2006, to be triggered upon closure of certain underperforming stores.  The Company has recorded liabilities of $2.9 million, net of estimated subleases, in anticipation of the impairment of these leases.

On September 27, 2007, the Company sold certain land, buildings and improvements related to the former Standard Publishing business, which is being accounted for as a discontinued operation, for net proceeds of $1.6 million in cash.  The Company recorded a gain on the disposal of $0.6 million (net of taxes of $0.3 million) in the six months ended December 31, 2007.

15) Subsequent Event

On January 26, 2009, the Company announced the consolidation of three additional manufacturing locations in the Food Service, Engraving, and Engineered Products segments.  These facilities are the Bakers Pride facility in New Rochelle, New York, the Mold-Tech facility in Detroit, Michigan, and the Standex Electronics facility in Oakville, Ontario, Canada.  These activities are part of the Company’s ongoing initiative to reduce its global manufacturing footprint.

Standex anticipates recording expense related to these consolidations in the range of $1.8 to $2.2 million, which will be primarily incurred in the third quarter of 2009.  These expenses will consist of employee severance and other employee benefit termination costs, contract termination costs, and expenses associated with the relocation of the plants’ production capacity to other Company facilities.

The transfer of production for these facilities is expected to be completed prior to the end of the fiscal year.  Standex anticipates no disruption to our customers as the result of these consolidations.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Statements contained in this Quarterly Report on Form 10-Q that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” "may," “will,” “expect," "believe," "estimate," "anticipate," ”intends,” "continue," or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company’s business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired.  These factors include, but are not limited to general and international economic conditions, current liquidity issues impacting the U. S. banking system, including more specifically an inability to generate sufficient cost savings to sufficiently mitigate adverse effects of the current recessionary economic conditions, the inability to generate savings from cost reduction initiatives being negotiated with suppliers; the inability to realize anticipated savings from plant consolidations; conditions in the automotive, aerospace, energy, housing and general transportation markets, specific business conditions in one or more of the industries served by the Company, lower-cost competition, the relative mix of products which impact margins and operating efficiencies, both domestic and foreign, in certain of our businesses, the impact of higher raw material and component costs, particularly steel, petroleum based products and refrigeration components, uncertainty in the mergers and acquisitions market generally, an inability to realize the expected cost savings from the implementation of lean enterprise manufacturing techniques, the inability to achieve the savings expected from the sourcing of raw materials from and implementation of manufacturing in China and the inability to achieve synergies contemplated by the Company.  In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

Overview

We are a leading manufacturer of a variety of products and services for diverse commercial and industrial market segments.  We have five reporting segments:  Food Service Equipment Group, Air Distribution Products Group (ADP), Engraving Group, Engineered Products Group and Hydraulics Products Group.  Through the execution of our focused diversity strategy, we have transformed ourselves from a company comprised of a mix of consumer and industrial businesses to one that is now exclusively a manufacturer of products sold to commercial and industrial customers.  Our objective is to identify those of our businesses which hold the greatest potential for profitable growth, and direct our resources to supporting both organic growth and acquisition opportunities in those businesses.

Over the past two years, we have taken important steps in the implementation of our strategy.  Through two significant acquisitions which we made in our Food Service Equipment Group in fiscal 2007, we increased the size of that Group’s revenues by approximately 40% and greatly diversified the Group’s product offerings to include, among other things, a broad-based line of “hot side” products to complement not only our existing hot side product offerings, but also what was already a strong presence in our “cold side” product offerings.

We continue to take advantage of both sales and cost synergies from the increased size and breadth of the Food Service Equipment Group.  First, the ability to offer the Group’s customers a broader array of product offerings allowed us to strengthen our relationships with key customers and add new customers to our existing base.  Second, the increased size of the Group and the greater purchasing leverage resulting from consolidating the purchase of various commodities and components across our food service businesses allowed us to achieve reductions in freight costs, and in the cost of raw materials such as steel, a material common to most of the Group’s products.  The initiatives that the Group has undertaken are expected to be principal factors in improving the Group’s sales and earnings over the longer term.

A second initiative in our overall strategy was the continued expansion of our mold texturization business (a part of the Engraving Group) in international locations serving the global automotive industry.  In addition to the continued growth of the business in China, we opened facilities last year in Turkey and the Czech Republic, two nations with rapidly expanding presences in vehicle component manufacturing.

Third, we have continued our effort to consolidate manufacturing operations to improve the leverage of our manufacturing infrastructure and to reduce fixed overhead expenses.  During fiscal 2008, we closed one Engineered Products Group facility and two Engraving Group facilities, and consolidated these operations into other facilities.  During the first quarter of fiscal 2009, we closed an additional facility in the ADP Group.

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

During the second quarter, the Company, like many manufacturing companies in the U.S., began to experience the impact of the current economic recession across most of its business units.  The Company has implemented or is in the process of initiating a number of actions in response to the downturn in our market demand.

First, since the beginning of fiscal 2009 we have reduced our U.S.-based salaried staffing levels by over 190 positions, or 20%.  Approximately 75% of these reductions occurred in December.  We incurred restructuring expense of approximately $0.7 million during the quarter in conjunction with this staff reduction.  The salary and benefit savings resulting from this reduction in staff is approximately $11 million on an annual basis.  In addition, we have announced that all non-union employee salaries will be frozen for a period of at least 12 months.

Second, as part of our ongoing efforts to improve the utilization of our manufacturing infrastructure, we have announced the consolidation of three additional manufacturing locations subsequent to the completion of the second quarter.   In our Food Service Group, we have announced the closure of a facility in our Cooking Solutions unit that is located in New York.  The production from this facility will be relocated to our operations in Mexico and Wyoming.  In our Engraving Group, we are consolidating the mold texturizing production from our Detroit facility into our facility located in Canada.  In our Engineered Products Group, we are consolidating the production from our remaining Canadian operation into existing facilities located in Mexico and China.  The relocation of the production for these consolidations will occur during the third and fourth quarters of the current fiscal year.  We expect to record restructuring expenses in the range of $1.8 to $2.2 million during the second half of fiscal 2009 and the first quarter of fiscal 2010.   In addition, during the second quarter we closed a manufacturing operation in the Hydraulics Products Group and consolidated the production into an existing facility. Annual savings resulting from these plant consolidations will be in range of $3.8 to $4.5 million.  We expect to realize the full year savings resulting from these plant consolidations beginning with the first quarter of fiscal year 2010.

Third, we have entered into negotiations with the majority of suppliers of the Company including those who provide inventory items as well as MRO and services to achieve cost reductions on all of our purchases.  These negotiations are on going and we expect that savings from these negotiations will begin during the current third quarter and continue into the fourth quarter as these negotiations come to completion. From this initiative we have targeted to achieve a minimum run rate of $5-6 million of annual savings by the end of fiscal 2009 fourth quarter as compared to the cost structure in place during the first half of fiscal 2009.

Fourth, we continue our strong focus on working capital management and cash flow generation with the intent of improving our liquidity and making additional payments on borrowings under the Company’s revolving credit facility.  In addition to the aforementioned cost reduction initiatives, the Company is repatriating cash in instances where the Company can remit to the U.S. without associated net tax cost, as well as restricting capital expenditures and aggressively managing working capital.  The resulting additional borrowing capacity would provide additional flexibility in the event of a prolonged economic downturn.

These new initiatives, in addition to the continued implementation of our long-term strategy, are expected to assist the Company in generating future cost savings sufficient to mitigate adverse effects resulting from continuing recessionary economic conditions.

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

Results from Continuing Operations:

Three Months Ended	Six Months Ended
December 31,	December 31,
(Dollar amounts in thousands)	2008	2007	2008	2007
Net sales	$ 155,510	$172,245	$ 336,205	$347,765
Gross profit margin	29.3%	29.8%	30.5%	29.0%
Income from operations	5,987	11,277	16,738	22,123
Backlog as of December 31	124,571	114,379	124,571	114,379

Three Months Ended	Six Months Ended
(In thousands)	December 31, 2008	December 31, 2008
Net sales, prior period	$ 172,245	$ 347,765
Components of change in sales:
Effect of exchange rates	(3,489)	(2,333)
Organic sales change	(13,246)	(9,227)
Net sales, current period	$ 155,510	$ 336,205

Net sales for the second quarter of 2009 decreased $16.7 million, or 9.7%, when compared to the same period of 2008.  This net sales decrease was the result of a decrease in organic sales of $13.2 million, or 7.7%, and unfavorable exchange rates of $3.5 million.  The decline in organic sales occurred in each Group except the Engineered Products Group. During the quarter, we saw sales declines in both the Food Service Equipment and Engraving Groups as customers reduced or delayed capital spending and expansion plans.  We continue to experience significant sales declines in the ADP and Hydraulics Products Groups, which are the most dependent on new construction and development and are the segments hardest hit thus far by the current recession.

Net sales for the six months ended December 31, 2008 decreased $11.6 million, or 3.3% compared to the first half of 2008.  Organic sales decreased during the period by $9.2 million, or 2.7% and unfavorable foreign exchange of $2.3 million. A further discussion by segment follows.

Gross Profit Margin

Our gross profit margin decreased to 29.3% for the second quarter of 2009 versus 29.8% in the same quarter of last year.  This was driven by lower margins in the Engineered Products Group, where prior year results were positively impacted by payments for high-margin design and tooling work performed by the Group, and in the Hydraulics Products Group, where lower sales volume impacted margins, offset by higher margins in ADP, which benefited from higher sales prices and lower material costs.

Our gross profit margin for the six months ended December 31, 2008 increased to 30.5% from 29.0% in the first half of 2008.  The Air Distribution Products Group saw increased margins due to higher selling prices and lower materials costs as compared to the prior year period.  Margins were roughly flat in the Food Service Equipment Group, and increased slightly for the Engraving Group.  The Engineered Products and the Hydraulics Products Groups offset these margin gains due to the aforementioned factors affecting the current quarter.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the second quarter of 2009 were $38.5 million, down from $40.0 million reported for the same period a year ago.  This decrease was driven primarily by reduced sales and marketing expenses of $1.0 million due to reduced sales volume, as well as strict cost containment initiatives, including reductions in salaried employee staffing levels.  For the six months ended December 31, 2008, expenses increased to $80.6 million from $78.8 million for the same period in 2008, due primarily to increased health insurance costs for the period.

Income from Operations

Income from operations for the second quarter of 2009 was $6.0 million, 46.9% lower than the $11.3 million reported for the same period a year ago.  Operating income was negatively impacted by $1.1 million of restructuring costs incurred during the period, primarily related to the salaried workforce reduction occurring in December.  Excluding these costs, operating income decreased by $4.2 million or 37.3%, driven by sales declines which outpaced cost reduction actions.

Income from operations for the first half of 2009 was $16.7 million, 24.3% lower than the $22.1 million reported for the same period a year ago.  Operating income was negatively impacted by $5.4 million of restructuring costs incurred during the period, related primarily to closure of the ADP facility in Bartonville, Illinois.  Excluding these costs, operating income was flat compared to the prior period.

Interest Expense

Interest expense for the second quarter of 2009 decreased $0.9 million to $1.8 million compared to the second quarter of 2008 due to lower borrowing levels and lower interest rates. Additionally, the payment of fixed rate debt during the quarter using lower cost borrowings from the revolving credit agreement favorably altered the weighted average interest rate applicable to our total outstanding borrowings.  For the first half of the year, interest expense decreased from $5.4 million to $3.5 million compared to the first half of 2008, also due to the aforementioned factors.

Other Non-Operating Income

Other non-operating income for the three and six months ended December 31, 2008 was $0.2 million and $0.9 million, respectively.  The Company recorded a $1.1 million gain on the portion of proceeds received from a life insurance policy triggered by the death of a former executive during the first quarter.

Income Taxes

Our effective income tax rate for the second quarter of 2009 was 20.8% compared to 33.5% for the second quarter of 2008.  The lower effective tax rate is due to the impact of several discrete items during the quarter, including the reinstatement of the research and development tax credit by Congress in October 2008.  For the first half of 2009, the effective rate was 25.5% compared to 34.8% in the first half of 2008.  The lower rate is primarily due to the impact of the life insurance proceeds in other non-operating income, which were not subject to income tax, as well as the second quarter discrete items.

Backlog

Backlog at December 31, 2008 increased $10.2 million, or 8.9%, compared to December 31, 2007. Backlog increased $6.1 million and $8.8 million for the Engraving and Engineered Products Groups, respectively, offset by decreased backlog of $2.5 million, $1.8 million, and $0.4 million at the Food Service Equipment, Hydraulics Products, and ADP Groups, respectively.  Our backlog is generally realized within one year for all segments except the Engineered Products Group, where the nature of aerospace and defense contracts serviced by the Group can result in longer realization periods.

Segment Analysis

Net Sales

The following table presents net sales by business segment (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Food Service Equipment Group	$ 87,947	$ 94,918	$ 189,703	$191,879
Air Distribution Products Group	19,567	23,164	43,355	50,514
Engraving Group	19,887	23,631	41,455	44,034
Engineered Products Group	22,826	22,677	48,081	44,481
Hydraulics Products Group	5,283	7,855	13,611	16,857
Total	$ 155,510	$172,245	$ 336,205	$347,765

Food Service Equipment Group

Net sales in the second quarter of fiscal 2009 declined $7.0 million, or 7.3%, from the same period one year earlier.  The effects of foreign exchange rates accounted for about $1.3 million of the decline.  When removing the effect of foreign exchange rate impact, sales decreased $5.7 million, or 6.0%, when compared with the same period one year earlier.  The major contributor to the decrease in sales was the overall market decline in the majority of the Food Service Equipment segments Standex serves. Despite the market decline, slight growth was noted in our Refrigeration Solutions businesses (walk-in cooler and refrigerated cabinets) due to Food Service Equipment market share gains, strength in the drug retail and health care segments, and nominal price increases.  An acceleration of weakness in the casual dining and independent pizzeria markets and inventory adjustments in the distribution channel led to a year-over-year decline of 12.3% (excluding the impact of currency exchange) in our Cooking Solutions and Custom Solutions businesses.  The group was successful in obtaining contracts during the quarter with large food service providers, who supply the Group’s equipment to large university and hospital projects.

Net sales in the six months ended December 31, 2008 decreased $2.2 million, or 1.1%, from the same period one year earlier.   The effects of foreign exchange rates accounted for half of the decline.  When removing the effect of foreign exchange rate impact, sales decreased $1.0 million, or 0.5%, when compared with the same period one year earlier.  Organic growth of 4.4% was achieved in our Refrigeration Solutions businesses (walk-in cooler and refrigerated cabinets), generally due to market share gains and nominal price increases.  Our Cooking Solutions and Custom Solutions businesses experienced a decline of 5.4%, primarily due to the market deterioration in the second fiscal quarter.

Air Distribution Products Group

During the three months ended December 31, 2008, sales for the Air Distribution Products Group declined $3.6 million from fiscal 2008 levels, a 15.5% reduction. Volume, as adjusted for price changes, was down 36.6% from second quarter 2008.  ADP continues to pursue market share gains through its traditional wholesaler channels by expanding its sales force, focusing on underpenetrated markets, and by emphasizing our ability to service nationwide wholesalers and big box home improvement retailers through our network of manufacturing facilities.  These initiatives in conjunction with some smaller competitors exiting the business have resulted in market share gains; however, the sales volume increases resulting from these gains are marginal compared to overall market deterioration.

Net sales for the six months ending December 31, 2008 declined 14.2% or $7.2 million and volume declined 32.5% under circumstances similar to the current quarter.

Engraving Group

Net sales in the second quarter decreased by $3.7 million, or 15.8%, when compared to the same quarter in the prior year.  The Group experienced decreased sales in mold texturizing automotive OEM platform work in most geographic regions.  The lower automotive sales were the result of the automotive OEM’s launching fewer new auto platforms in the current quarter.  Lower automotive sales were partially offset by higher non-automotive mold texturizing, engraved rolls and machinery sales, as the Group had success in diversifying its customer base away from the automotive market.

Net sales for the six months ended December 31, 2008 decreased by $2.6 million, or 5.9%, when compared to the first half of the prior fiscal year.  The overall net decrease is again attributable to lower mold texturizing sales for automotive OEM platform work as these customers launched fewer new platforms during the half.  It is expected that the balance of the year will show flat automotive-related sales.

Engineered Products Group

Net sales in the second quarter have increased by $0.1 million, or 0.7%, for the three months ended December 31, 2008 when compared with the three months ended December 31, 2007.  While Spincraft continued to experience robust demand across its energy, aviation and aerospace end-user markets, as evidenced by contracts with United Launch Alliance, Bell Helicopter, and Boeing, this was offset by continued weakness in the automotive, HVAC, and white goods sectors affecting Standex Electronics.  During the quarter, Spincraft also began delivery of hardware for the new ARES rocket program, destined to replace the Space Shuttle. This program is expected to provide a solid baseline for future sales.

Net sales in the first half of this fiscal year increased $3.6 million or 8.1%, when compared to the same six month period one year earlier.  At Spincraft, demand across our energy, aviation and aerospace sectors has been steady, while the Group has seen significant growth within the turbine energy market.  The Electronics business offset Spincraft’s sales gains due to the current economic downturn, especially in the automotive sector, during the first half of the year.

Hydraulics Products Group

Net sales decreased $2.6 million or 32.7%, for the three months ended December 31, 2008 when compared with the three months ended December 31, 2007.  Conditions in the domestic dump truck and dump trailer market declined significantly as a direct result of the economic downturn and lack of credit availability for our OEM customers and for construction projects. The Group’s export business has not experienced as dramatic a decline as the domestic markets, yet a general slowdown is being experienced globally by the Group.

Net sales decreased $3.2 million, or 19.3%, for the six month period ending December 31, 2008 as compared to the six month period ending December 31, 2008.  The decrease was attributable to the continued exceptionally weak market conditions in the dump truck and dump trailer business.

Income from Operations

The following table presents income from continuing operations by business segment (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Food Service Equipment Group	$ 5,279	$ 8,206	$ 14,949	$17,854
Air Distribution Products Group	2,209	1	5,321	398
Engraving Group	1,628	2,628	4,058	3,899
Engineered Products Group	2,963	3,487	6,069	6,401
Hydraulic Products Group	(295)	1,025	901	2,244
Corporate and Other	(4,716)	(4,070)	(9,158)	(8,673)
Restructuring	(1,081)	-	(5,402)	-
Total	$ 5,987	$11,277	$ 16,738	$22,123

Food Service Equipment Group

Income from operations for the second quarter of fiscal 2009 decreased $2.9 million, or 35.7%, when compared to the same period one year earlier.  The principal reasons for the decline were the year-over-year drop in sales and a change in sales mix which included higher volumes of lower margin walk-in freezer/coolers for the food service markets and lower volumes of higher margin “hot” side products, refrigerated reach-in cabinets and walk-ins for scientific applications.  Increases in commodity prices during the quarter were largely mitigated by material and labor productivity improvements coupled with nominal price increases.

Income from operations for the first half of 2009 declined $2.9 million, or 16.3%, when compared to the same period one year earlier.  The decline in profitability was the result of lower sales volume and unfavorable sales mix as discussed above. In addition, material and labor productivity improvements, coupled with nominal price increases, were offset by commodity cost increases.

Air Distribution Products Group

Fiscal 2009 second quarter income from operations increased from break-even to $2.2 million. The improved results are due to a combination of price increases, favorable material costs, and to a lesser extent a manufacturing facility consolidation completed in the first quarter, improving capacity utilization in the period.

Operating income for the six months ending December 31, 2008 increased to $5.3 million from $0.4 million for the same period one year earlier.  While the Group has benefited from lower materials cost during the first half of the year, materials expected to be used in the second half of the year were purchased at a higher cost and, as such, the Group expects increased material costs during the remainder of the year.

Engraving Group

Income from operations for the quarter ended December 31, 2008 decreased by $1.0 million, or 38.1%, when compared to the same quarter last year.

Income from operations in the first half of 2009 increased by $0.2 million, or 4.1%, when compared to the first half of the prior fiscal year.  Even with sales declines of 5.7%, aggressive action in reducing costs and consolidating factories, particularly in North America, resulted in improved operating income performance.  The international business continues to be impacted by an unfavorable sales mix of increased non-automotive industry sales as opposed to higher margin automotive OEM platform program sales in the European region.

Engineered Products Group

Income from operations decreased by $0.5 million, or 15%, despite higher sales when compared to the same three month period one year earlier.  At Spincraft, the decrease was primarily due to milestone and engineering and development payments received during the first half of 2007 related to two aerospace contracts.  These were non-recurring, high-margin payments related to initial design of tooling and hardware for NASA’s Orion rocket program and contract payments from an aerospace customer.

For the six month period ending December 2008, income from operations decreased $0.3 million, or 5.2%,  when compared to the same six month period one year earlier.  This decrease was driven by the aforementioned 2007 payments to Spincraft, offset by lower commodity costs and cost reduction initiatives in the Electronics division.

Hydraulics Products Group

Income from operations during the quarter decreased $1.3 million, or 128.8% for the three months ended December 31, 2008 versus the same period in 2007. Profitability declined as a result of significantly lower sales directly tied to the economic recession.

Income from operations for the six month period closing December 31, 2008 decreased $1.3 million, or 59.8%, when compared to the same period one year earlier.  This was directly tied to the lower volume in the dump truck and dump trailer business, which was negatively impacted by weak market conditions.  Additionally, the Group has experienced incremental start-up costs as it begins production of cylinders at the Company’s manufacturing facility in China.

Corporate and Other

Corporate expenses of approximately $4.7 million in the second quarter of 2009 increased $0.6 million or 15.9% compared to 2008 primarily due to an increase in the self-insured portion of the Company’s healthcare program.  For the six months ended December 31, 2008, corporate expenses increased $0.5 million, or 5.6%, to $9.2 million due to similar circumstances.

Restructuring Costs

On July 25, 2008, the Company announced the closure of the ADP production facility located in Bartonville, Illinois.  The Company’s decision to close the Bartonville facility was in response to the downturn in the new residential construction market.  The sales and production activities at the Bartonville facility were relocated to other ADP facilities.  Standex recorded a $4.1 million pre-tax expense related to the closure of the Bartonville facility in the first quarter of 2009.

In December 2008, the Company eliminated approximately 150 salaried positions across all divisions with the intent to reduce costs in response to the current macroeconomic environment and its effects on the Company in the immediate future.  The Company recorded $0.7 million of pre-tax restructuring expense related to this initiative in the second quarter of 2009.

Discontinued Operations

As more fully discussed in our Annual Report on Form 10-K for the year ended June 30, 2008, we are accounting for three recently exited businesses (USECO, Standard Publishing and Berean Christian Stores) as discontinued operations.

Also included in discontinued operations are expenses related to the former location of the Club Products and Monarch Aluminum divisions.  In 2008, the Company entered into an Administrative Order of Consent with the U.S. Environmental Protection Agency related to the removal of various PCB-contaminated materials and soils at a site where the Company leased a building and conducted operations from 1967 to 1979 and concurrently established an accrual of $2.0 million related to the matter.  In the first quarter of 2009, the Company updated its assessment of the expected remediation efforts and determined that an additional accrual of $3.0 million ($2.0 million net of tax) was required. With site work nearing completion, the Company further revised its estimate during the quarter ended December 31, 2008, resulting in a $1.0 million ($0.7 million net of tax) reduction of the liability to $1.2 million.

The Company is a guarantor of certain assigned leases to Berean Christian Bookstores (“Berean”), an operation disposed of by the Company in 2006.  During the quarter ended December 31, 2008, Berean conveyed to the Company its intention to close certain underperforming retail locations, which would result in obligations under the Company’s guarantee. The Company has recorded liabilities of $2.9 million, net of estimated subleases, in anticipation of the impairment of these leases.

Liquidity and Capital Resources

Operating activities from continuing operations during the six months ended December 31, 2008 generated $4.0 million of cash, compared to $16.6 million for the same period last year.  The decrease in cash flow generation is primarily attributable to an increase in working capital used between the periods along with payments of $2.5 million related to discontinued operations of the Company.  Investing activities from continuing operations used $3.9 million in cash during the six months ended December 31, 2008 due primarily to an acquisition in the Engineered Products Group and capital expenditures of $4.0 million, offset by life insurance proceeds.

During the six months ended December 31, 2008, we used $8.6 million of cash for financing activities.  We paid dividends of $5.2 million and made net repayments of $2.4 million of debt during the year.  Borrowings and repayments of debt during the second quarter were principally related to the expiration of the Company’s fixed rate borrowings of $25.0 million.  These borrowings were extinguished using additional borrowings under the revolving credit facility.  Management intends to replace these borrowings with new long-term debt upon normalization of the external credit markets at terms amenable to the Company’s needs.

We have in place a five year, $150 million unsecured revolving credit facility (the “facility”) with seven participating banks which originated in September 2007.  Funds available under the facility may be used for general corporate purposes or to provide financing for acquisitions.  The agreement contains certain covenants including funded debt to EBITDA and EBIT to interest expense.  Borrowings under the agreement bear interest at a rate equal to LIBOR plus an applicable percentage based on our consolidated leverage ratio, as defined by the agreement.  As of December 31, 2008, the effective rate of interest for outstanding borrowings under the facility was 3.49%.  We are required to pay an annual fee of 0.15% on the maximum credit line.  As of December 31, 2008, we had borrowings of $113.2 million under the facility and the ability to borrow an additional $36.8 million.  We believe that we have sufficient capacity under the revolving credit facility and other sources to the meet the near-term liquidity needs of the Company.

Our primary cash requirements in addition to day-to-day operating needs include interest and mandatory principal payments, capital expenditures, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect to spend between $2.0 million and $2.5 million on capital expenditures during the remaining six months of 2009, and expect that depreciation and amortization expense for the year will be approximately $12.3 million and $3.1 million, respectively.

The Company has undertaken several initiatives to generate cash and reduce borrowings under the facility, including fixed cost reductions, repatriation of foreign cash, and plant consolidations.  These initiatives are intended to increase our liquidity and generate additional borrowing capacity under the facility.

The Company’s long-term debt also includes amounts associated with note purchase agreements with institutional investors.  As of December 31, 2008, we had a note purchase agreement with an institutional investor of $25.0 million dated October 2002.  The note bears interest at an annual rate of 5.94%.  The agreement requires payment of interest semi-annually and annual payments of $3.6 million that commenced in October 2006.  As of December 31, 2008, the balance outstanding under the note purchase agreement was $14.3 million.  At December 31, 2008, the debt of the holder of the Company’s note purchase agreement was investment grade.

In July 2008, we entered into a series of swap agreements with one and two year terms effectively converting interest payments on our long-term debt from variable to fixed rates.  We converted interest payments on $88.5 million of debt due under the facility from variable rates based on LIBOR to a weighted average effective rate of 4.01% based on our current leverage ratio.  At December 31, 2008, we were in compliance with the financial covenants of our debt agreements.

The following table sets forth our capitalization at December 31, 2008 and June 30, 2008:

	December 31,	June 30,
	2008	2008
Short-term debt	$ 4,705	$ 28,579
Long-term debt	127,265	106,086
Total debt	131,970	134,665
Less cash	17,515	28,657
Net debt	114,455	106,008
Stockholders' equity	211,717	223,158
Total capitalization	$ 326,172	$ 329,166

We sponsor a number of defined benefit and defined contribution retirement plans.  We have evaluated the current and long-term cash requirements of these plans as of June 30, 2008.  Our operating cash flows from continuing operations are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The Company's U.S. pension plan assets are $158 million at December 31, 2008 as compared to $192 million at the most recent measurement date, which occurred as of June 30, 2008.  The next measurement date to determine plan assets and benefit obligations will be on June 30, 2009.  Plan asset values at the next measurement date may not exceed benefit obligations and the plan may or may not require additional future contributions.

We have an insurance program in place to fund supplemental retirement income benefits for certain retired executives.  Current executives and new hires are not eligible for this program.  At December 31, 2008, the underlying policies have a cash surrender value of $19.9 million, less policy loans of $11.5 million.  As we have the legal right of offset, these amounts are reported net on our balance sheet.  The aggregate present value of future obligations was approximately $1.5 million and $1.7 million at December 31, 2008 and June 30, 2008, respectively.  During the first quarter of 2009, the Company received $1.9 million of cash proceeds upon the death of a former executive covered by this program.

As mentioned above in the Discontinued Operations section, the Company is the guarantor of certain operating leases for retail locations of Berean Christian Bookstores.  The Company continues to actively monitor Berean’s financial performance with regard to their ability to fulfill their lease obligations that would otherwise trigger one or more of these guarantees. Total guarantees of Berean leases, including the liability previously described, approximated $8.4 million at December 31, 2008.

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

Environmental Matters - During 2008, the Company entered into an Administrative Order of Consent with the U.S. Environmental Protection Agency related to the removal of various PCB-contaminated materials and soils at a site where the Company leased a building and conducted operations from 1967-1979.  See the notes to our consolidated financial statements for further information regarding this event.  At December 31, 2008, the Company has as remaining accrual of $1.2 million relating to this matter, which is categorized under discontinued operations.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  Regarding transactional risk, we mitigate certain of our foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At December 31, 2008, the Company has no open foreign currency forward contracts.

Our primary translation risk is with the Euro, British Pound Sterling, and Chinese Yuan.  We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we use interest rate swap agreements to modify our exposure to interest rate movements.  In July 2008, we entered into a series of swap agreements with one and two year terms effectively converting interest payments on the long-term debt from variable to fixed rates.  We converted interest payments on $88.5 million of debt due under our revolving credit agreement from variable rates based on LIBOR to a weighted average fixed rate of 3.23% for an effective rate of 4.01% based on the Company’s leverage ratio at December 31, 2008.

We also had $14.3 million of debt at fixed interest rates as of December 31, 2008.  There would be no immediate impact on our interest expense associated with the long-term debt due to fluctuations in market interest rates.

Due to interest rate fluctuations offset by the impact of the swaps, the Company’s effective rate on variable-rate borrowings under the revolving credit agreement has remained approximately flat, going from 3.52% at June 30, 2008 to 3.49% at December 31, 2008.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of December 31, 2008, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.  CONTROLS AND PROCEDURES

The management of the Company, including Roger L. Fix as Chief Executive Officer and Thomas D. DeByle as Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Under the rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those “controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports issued or submitted by it under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.”  Based on the evaluation of the Company’s disclosure controls and procedures, it was determined that as of December 31, 2008, such controls and procedures are effective.

Further, there was no change in the internal controls over financial reporting during the quarterly period ended December 31, 2008, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(e)

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended December 31, 2008
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2008 - October 31, 2008	3,874	$ 27.87	3,874	691,467

November 1, 2008 - November 30, 2008	2,749	27.22	2,749	688,718

December 1, 2008 - December 31, 2008	1,215	22.63	1,215	687,503

Total	7,838	$ 26.83	7,838	687,503

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

The Company held its Annual Meeting of Stockholders on October 28, 2008.  Three matters were voted upon at the meeting:  the election of one director to hold officer for a one year term ending at the Annual Meeting to be held in 2009; the election of three directors to hold office for three-year terms ending at the Annual Meeting to be held in 2011; the approval of the Standex International Corporation 2008 Long Term Incentive Plan covering 600,000 shares of Common Stock of the Company and to ratify the appointment by the Audit Committee of the Board of Directors of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending June 30, 2009.

The name of each director elected at the meeting and the number of votes cast as to each matter are as follows:

Proposal I (Election of Directors)

Nominee	For	Withheld
Gerald H. Fickenscher (1 year)	10,782,025	252,157
Thomas E. Chorman (3 years)	10,758,452	275,730
Roger L. Fix (3 years)	10,648,936	385,246
Daniel B. Hogan (3 years)	10,660,808	373,374

Proposal II (Approval of the Standex International Corporation 2008 Long Term Incentive Plan covering 600,000 shares)

For	Against	Abstain	No Vote
8,582,691	943,252	559,477	948,762

Proposal III (Ratification of Deloitte & Touche LLP as Independent Public Accountants)

For	Against	Abstain	No Vote
10,840,606	170,758	22,818	-

ITEM 5.  OTHER INFORMATION

Disclosure is included in this Form 10-Q with respect to the following items of Form 8-K for events that occurred on January 26, 2009:

Item 2.05.  Costs Associated with Exit or Disposal Activities – On January 26, 2009 the Company announced the consolidation of three manufacturing locations.  See “Note 15 – Subsequent Event to Notes To Unaudited Condensed Consolidated Financial Statements” for more specific disclosures of the consolidations and expenses related to the consolidations.

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

STANDEX INTERNATIONAL CORPORATION

Date:	February 2, 2009	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/CFO/Treasurer
(Principal Financial & Accounting Officer)

Date:	February 2, 2009	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer

2