Form 10-Q
period 2009-05-11
STANDEX INTERNATIONAL CORP/DE/
filed 2009-05-11
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009	Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	31-0596149
(State of incorporation)	(IRS Employer Identification No.)

6 MANOR PARKWAY, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

(603) 893-9701 (Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]     NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ___ No ___

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

The number of shares of Registrant's Common Stock outstanding on May 4, 2009 was 12,356,144

STANDEX INTERNATIONAL CORPORATION

INDEX

            Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.        Financial Statements

Unaudited Condensed Consolidated Balance Sheets for

March 31, 2009 and June 30, 2008

2

Unaudited Condensed Consolidated Statements of Operations for the

Three and Nine Months Ended March 31, 2009 and 2008

3

Unaudited Condensed Consolidated Statements of Cash Flows for the

Nine Months Ended March 31, 2009 and 2008

4

Notes to Unaudited Condensed Consolidated Financial Statements

5

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

14

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

27

Item 4.

Controls and Procedures

28

PART II.

OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

29

Item 5.

Other Information

29

Item 6.

Exhibits

30

PART I. FINANCIAL INFORMATION
ITEM 1.

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Balance Sheets

	March 31,	June 30,
(In thousands)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$ 14,232	$ 28,657
Accounts receivable	73,973	103,055
Inventories	87,584	87,619
Income tax receivables	3,107	983
Prepaid expenses and other current assets	3,547	3,337
Deferred tax asset	14,055	13,032
Total current assets	196,498	236,683
Property, plant and equipment	106,837	116,565
Goodwill	99,077	120,650
Intangible assets	21,121	27,473
Prepaid pension cost	4,579	1,972
Other non-current assets	18,056	19,691
Total non-current assets	249,670	286,351
Total assets	$ 446,168	$ 523,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 3,588	$ 28,579
Accounts payable	59,357	66,174
Accrued expenses	37,982	50,286
Current liabilities - discontinued operations	3,931	2,701
Total current liabilities	104,858	147,740
Long-term debt - less current portion	106,015	106,086
Accrued pension and other non-current liabilities	43,426	46,050
Total non-current liabilities	149,441	152,136
Stockholders' equity:
Common stock	41,976	41,976
Additional paid-in capital	28,073	27,158
Retained earnings	414,240	433,435
Accumulated other comprehensive loss	(30,604)	(17,531)
Treasury shares	(261,816)	(261,880)
Total stockholders' equity	191,869	223,158
Total liabilities and stockholders' equity	$ 446,168	$ 523,034

See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION

2

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2009	2008	2009	2008
Net sales	$ 130,970	$ 169,002	$ 467,175	$ 516,767
Cost of sales	98,970	121,221	332,477	368,105
Gross profit	32,000	47,781	134,698	148,662
Selling, general and administrative expenses	29,241	40,793	109,799	119,551
Goodwill and intangible asset impairment	21,339	-	21,339	-
Restructuring costs	1,365	214	6,767	214
Total operating expenses	51,945	41,007	137,905	119,765
Income (loss) from operations	(19,945)	6,774	(3,207)	28,897
Interest expense	(1,398)	(2,257)	(4,877)	(7,671)
Other non-operating income (expense)	(127)	(590)	796	(685)
Income (loss) from continuing operations before income taxes	(21,470)	3,927	(7,288)	20,541
Provision (benefit) for income taxes	(3,251)	1,288	366	7,074
Income (loss) from continuing operations	(18,219)	2,639	(7,654)	13,467
Income (loss) from discontinued operations, net of income taxes	(6)	(993)	(3,428)	(388)
Net income (loss)	$ (18,225)	$ 1,646	$ (11,082)	$ 13,079
Basic earnings per share:
Continuing operations	$ (1.48)	$ 0.21	$ (0.62)	$ 1.10
Discontinued operations	-	(0.08)	(0.28)	(0.03)
Total	$ (1.48)	$ 0.13	$ (0.90)	$ 1.07
Diluted earnings per share:
Continuing operations	$ (1.48)	$ 0.21	$ (0.62)	$ 1.09
Discontinued operations	-	(0.08)	(0.28)	(0.03)
Total	$ (1.48)	$ 0.13	$ (0.90)	$ 1.06

Cash dividends per share	$ 0.21	$ 0.21	$ 0.63	$ 0.63

See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31,
(In thousands)	2009	2008
Cash flows from operating activities
Net income (loss)	$ (11,082)	$ 13,079
Loss from discontinued operations	(3,428)	(388)
Income (loss) from continuing operations	(7,654)	13,467

3

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	11,793	12,525
Stock-based compensation	1,903	1,506
Gain from sale of investments, real estate and equipment	42	(122)
Non-cash portion of restructuring charges	4,071	34
Impairment of goodwill and intangible assets	21,339	-
Net changes in operating assets and liabilities	(2,148)	(4,694)
Net cash provided by operating activities -
continuing operations	29,346	22,716
Net cash used in operating activities -
discontinued operations	(3,462)	(187)
Net cash provided by operating activities	25,884	22,529
Cash flows from investing activities
Expenditures for property, plant and equipment	(5,028)	(7,703)
Proceeds from sale-leaseback transaction	-	7,239
Acquisition, net of cash received	(2,046)	-
Proceeds from sale of investments, real estate and equipment	213	734
Proceeds from life insurance policy (premium payments)	2,944	(626)
Net cash used in investing activities -
continuing operations	(3,917)	(356)
Net cash provided by investing activities -
discontinued operations	-	1,701
Net cash (used in) provided by investing activities	(3,917)	1,345
Cash flows from financing activities
Proceeds from additional borrowings	48,650	-
Payments of debt	(73,705)	(20,480)
Stock issued under employee stock option and purchase plans	724	254
Stock repurchased under employee stock option and purchase plans	(1,649)	(723)
Debt issuance costs	-	(281)
Cash dividend paid	(7,764)	(7,736)
Net cash used in financing activities -
continuing operations	(33,744)	(28,966)
Net cash used in financing activities	(33,744)	(28,966)
Effect of exchange rate changes on cash and cash equivalents	(2,648)	1,298
Net change in cash and cash equivalents	(14,425)	(3,794)
Cash and cash equivalents at beginning of year	28,657	24,057
Cash and cash equivalents at end of period	$ 14,232	$ 20,263

See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations and comprehensive income for the three and nine months ended March 31, 2009 and 2008, the cash flows for the nine months ended March 31, 2009 and 2008 and the financial position of the Company at March 31, 2009.  The interim results are not necessarily indicative of results for a full year.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2008.  The condensed consolidated balance sheet at June 30, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2008.  Unless otherwise noted, references to years are to fiscal years.

2)

Inventories

Inventories are comprised of the following (in thousands):

	March 31,	June 30,
	2009	2008
Raw materials	$ 42,041	$ 37,839
Work in process	23,465	24,254
Finished goods	22,078	25,526
Total	$ 87,584	$ 87,619

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and were $4.4 million and $7.3 million for the three months ended March 31, 2009 and 2008, respectively. For the nine months ended March 31, 2009 and 2008, distribution costs were $18.9 million and $22.0 million, respectively.

At March 31, 2009, the Company recorded a reserve of $3.5 million at the Air Distribution Products (“ADP”) Group to mark inventory to the lower of cost or market.

3)

Goodwill

Goodwill and certain indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount of the asset. The Company normally tests for impairment during the fourth quarter of its fiscal year using May 31st carrying values, however, due to the continued deterioration in the U.S. equity and credit markets and industry-wide declines in profitability, the Company’s market capitalization decreased below its book value during the third quarter of 2009.  After taking into consideration these triggering events, the Company concluded that an interim assessment was required and measured goodwill for impairment as of March 31, 2009.

We have identified our reporting units for impairment testing as our thirteen operating segments.  These thirteen operating segments are aggregated into our five reporting segments as disclosed in Note 12 – Industry Segment Information.

The test for impairment is a two step process. The first step compares the carrying amount of the reporting unit to its estimated fair value (Step 1). To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value is compared to the implied fair value (Step 2). To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized.

As quoted market prices are not available for the Company’s reporting units, the fair value of the reporting units is determined using one or both of (1) a discounted cash flow model (income approach); and (2) a market adjusted multiple of earnings and revenues (market approach) where comparable data exists for those reporting units. Both methods use various assumptions that are specific to each individual reporting unit in order to determine the fair value. In addition, the Company compared the estimated aggregate fair value of its reporting units to its overall market capitalization.

Our impairment testing at each reporting unit relied on assumptions surrounding general market conditions, short-term growth rates, a terminal growth rate of 3%, and management forecasts of future cash flows.  We also consider historical results including sales growth, operating profits, working capital levels, and tax rates.  Fair values are determined primarily by discounting estimated future cash flows at an estimated cost of capital. We selected a weighted average cost of capital of 19.0 percent for three of our reporting units, 17 percent for one of our other reporting units, and 16 percent for our remaining units. Estimated future cash flows are based on a detailed cash flow forecast prepared by the relevant reporting unit.  As this model is sensitive to the selected discount rate, we use third-party experts to help develop appropriate rates for each reporting unit.  We use standard valuation practices to arrive at a weighted average cost of capital based on market inputs, including treasury bond yields, equity risk premiums, and company-specific risk premiums.  Changes in discounted cash flow are inversely proportional to changes in the discount rate.  An increase in the weighted average cost of capital of approximately 50 basis points in the analysis of the Standex Electronics reporting unit would result in impairment of a portion of its goodwill. We also noted that an increase in the weighted average cost of capital of approximately 100 basis points on other reporting units would not result in the identification of any impairments.

While we believe that our estimates of future cash flows are reasonable, changes in assumptions could significantly affect our valuations and result in impairments in the future.  The most significant assumption involved in the Company’s determination of fair value is the cash flow projections of each reporting unit.  Certain of our reporting units have been significantly impacted by the current global economic downturn, including ADP and Standex Electronics.  ADP has been significantly impacted by the declines in new housing starts and other factors impacting residential housing.  Standex Electronics has been impacted by the impacts on capital equipment makers and to a lesser extent the automotive industry.  For each of these reporting units, management has projected that the operating results will continue to be unfavorably impacted in fiscal 2010 but will gradually begin to return to historic levels of profitability in the years 2011 to 2014.  If the effects of the current global economic environment are protracted or the recovery is slower than we have projected estimates of future cash flows for each reporting unit may be insufficient to support the carrying value of the reporting units, requiring the Company to re-assess its conclusions related to fair value and the recoverability of goodwill.

The Company completed Step 1 of the impairment test and determined that the carrying value of the Associated American Industries (“AAI”) reporting unit within the Food Service Equipment Group exceeded its fair value.  Based on the allocation of the unit’s fair value in accordance with Step 2, it was determined that goodwill and trademarks at AAI were impaired.  As a result, the company determined that the fair value of the goodwill at AAI was approximately $29 million compared to a carrying value of $47 million resulting in a $17.9 million impairment.  In addition, we assessed our intangible assets for impairment.  Based upon those assessments, we determined the fair value of a non-amortizing intangible asset included in the AAI reporting unit was impaired, and recognized a $3.4 million impairment related to the carrying value of AAI’s trademarks.

Changes to goodwill during the nine months ended March 31, 2009 were as follows (in thousands):

	Food Service Equipment Group	Air Distribution Products Group	Engraving Group	Engineered Products Group	Hydraulics Products Group	Total
Balance at June 30, 2008	$ 63,558	$ 14,934	$ 19,149	$ 19,950	$ 3,059	$ 120,650
Acquisition	-	-	-	150	-	150
Translation adjustment and other	(33)	-	(542)	(3,209)	-	(3,784)
Impairment	(17,939)	-	-	-	-	(17,939)
Balance at December 31, 2008	$ 45,586	$ 14,934	$ 18,607	$ 16,891	$ 3,059	$ 99,077

4)

Intangible Assets

As discussed in Note 3 - Goodwill, the Company identified trademarks within the AAI operating segment that were impaired and therefore recorded an asset impairment charge of $3.4 million in the Food Service Equipment Group.

Intangible assets consist of the following (in thousands):

	Customer
	Relationships	Trademarks	Other	Total

March 31, 2009
Cost	$ 21,259	$ 12,213	$ 3,959	$ 37,431
Accumulated amortization	(9,165)	-	(3,745)	(12,910)
Impairment	-	(3,400)	-	(3,400)
Balance, March 31, 2009	$ 12,094	$ 8,813	$ 214	$ 21,121

June 30, 2008
Cost	$ 20,958	$ 12,200	$ 5,550	$ 38,708
Accumulated amortization	(6,725)	-	(4,510)	(11,235)
Balance, June 30, 2008	$ 14,233	$ 12,200	$ 1,040	$ 27,473

Amortization expense for the three months ended March 31, 2009 and 2008 was $0.8 million and $1.2 million, respectively.  Amortization expense for the nine months ended March 31, 2009 and 2008 was $2.7 million and $3.4 million, respectively.  At March 31, 2009, aggregate amortization expense is estimated to be $0.6 million for the remainder of 2009, $2.6 million in 2010, $2.0 million in 2011, $1.6 million in 2012, and $1.2 million in 2013.

5)

Debt

The Company’s debt is due as follows at March 31, 2009 (in thousands):

Fiscal Year
2009	$ 17
2010	3,571
2011	3,571
2012	3,571
2013	95,573
Thereafter	3,300
$ 109,603

The Company has in place a $150 million unsecured revolving credit facility which expires in September 2012.  As of March 31, 2009 the Company has the ability to borrow $58.0 million under this facility.

6) Derivative Financial Instruments

In July 2008, the Company entered into a series of interest rate swap agreements designed to manage exposure to interest rates on the Company’s variable rate indebtedness.  The Company recognizes all derivatives on its balance sheet at fair value. The Company has designated the swap as a cash flow hedge under Statement of Financial Accounting Standards No. 133 – Accounting for Derivative Instruments and Hedging Activities, and changes in the fair value of the swaps are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge ineffectiveness, if any, associated with the swaps will be reported by the Company in interest expense.

The swap agreements convert interest payments on $88.5 million of debt due under our revolving credit agreement from variable rates based on LIBOR to a weighted average fixed rate of 4.01% based on the Company’s credit spread at March 31, 2009.  The Company values the swaps based on contract prices in the derivatives market for similar instruments, which are Level 2 pricing inputs in the GAAP valuation hierarchy.  The fair value of the swaps recognized in accrued expenses and in other comprehensive income at March 31, 2009 is as follows:

Effective Date	Notional Amount	Fixed Interest Rate	Maturity	Fair Value at March 31, 2009
July 14, 2008	10,000,000	2.92%	July 14, 2009	(82)
July 10, 2008	18,500,000	2.95%	July 10, 2009	(156)
July 14, 2008	30,000,000	3.35%	July 14, 2010	(1,022)
July 10, 2008	30,000,000	3.38%	July 10, 2010	(1,029)
				(2,289)

The Company reported no losses for the three and nine months ended March 31, 2009, as a result of hedge ineffectiveness. Future changes in this swap arrangement, including termination of the agreement, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income into earnings as an adjustment to interest expense.

7)

Income Taxes

We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur.

The Company’s income tax provision for the three months ended March 31, 2009 was a benefit of $3.3 million, or an effective rate of 15.1%, compared to $1.3 million, or a effective rate of 32.8%, for the same period in the prior year.  The provision for the three months ended March 31, 2009 is impacted significantly by (i) the $21.3 million impairment for which only $1.3 of tax benefit could be realized as the goodwill had no tax basis and (ii) a discrete benefit totaling $1.7 million from the reversal of a deferred tax liability that was no longer required due to a change in the U.S. tax classification of one of our foreign entities.

The Company’s income tax provision for the nine months ended March 31, 2009 was a $366,000, or an effective rate of (5.0%), compared to $7.1 million, or an effective rate of 34.4%, for the same period in the prior year.  The provision for the nine months ended March 31, 2009 reflects an expected full year effective tax rate of 30.4% on continuing operations.  However, the recorded provision is significantly impacted by the following discrete items (i) the $21.3 million impairment for which only $1.3 of tax benefit could be realized as the goodwill had no tax basis (ii) a benefit totaling $1.7 million from the reversal of the deferred tax liability that was no longer required due to a change in the U.S. tax classification of one of our foreign entities, (iii) a benefit of $553,000 related primarily to the retroactive extension of the R&D credit recorded during the second quarter and (iv) a benefit related to the receipt of $1.1 million of nontaxable life insurance proceeds during the first quarter and other minor adjustments.

8)

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Basic - Average shares outstanding	12,326	12,297	12,318	12,280
Effect of dilutive securities - Stock options and
unvested stock awards	-	82	-	107
Diluted - Average shares outstanding	12,326	12,379	12,318	12,387

Income available to common stockholders is the same for computing both basic and diluted earnings per share.  Options to purchase 75,800 and 32,900 shares of common stock were not included in the computation of diluted earnings per share for the three and nine months ended March 31, 2008, respectively.  Such options have been excluded because the options’ exercise prices were greater than the average market price of the common stock during the period, and, as a result, their inclusion would have been anti-dilutive.  Options to purchase 106,497 and 30,624 shares of common stock were not included in the computation of diluted earnings per share for the three and nine months ended March 31, 2009, respectively, however, no dilution is presented due to the Company’s net loss for those periods.

58,800 and 126,000 performance stock units are excluded from the diluted earnings per share calculation, as the performance criteria had not been met as of March 31, 2009 and 2008, respectively.

9)

Comprehensive Income (Loss)

Total comprehensive income and its components for the three and nine months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net income (loss):	$ (18,225)	$ 1,646	$ (11,082)	$ 13,079
Other comprehensive gains (losses):
Change in fair value of pension
assets and liabilities	362	538	2,705	1,626
Foreign currency translation
adjustment	(774)	868	(14,277)	4,119
Change in fair value of derivatives	1,135	-	(1,499)	-
Comprehensive income (loss)	$ (17,502)	$ 3,052	$ (24,153)	$ 18,824

The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31,	June 30,
	2009	2008
Foreign currency translation adjustment	$ 5,051	$ 19,328
Unrealized pension losses (net of tax of $20.2 million
and $21.4 million in 2009 and 2008, respectively)	(34,155)	(36,859)
Unrealized loss on derivative instruments (net of tax of $0.8 million)	(1,500)	-
Accumulated other comprehensive loss	$ (30,604)	$ (17,531)

10)

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

In 2008, the Company entered into an Administrative Order of Consent (the “AOC”) with the U.S. Environmental Protection Agency (“EPA”) related to the removal of various PCB-contaminated materials and soils at a site where the Company leased a building and conducted operations from 1967 to 1979. The Company established an accrual of $4.0 million related to the matter.  During the quarter ended September 30, 2008, significant remediation work commenced at the location and, in accordance with the AOC, the Company completed the initial characterization of the waste on the site.  Remediation efforts were substantially completed during the 3rd quarter of 2009.  At March 31, 2009, an accrual of $0.3 million remained for expenses related to completion of the remediation process.

As the site is the former location of the Club Products and Monarch Aluminum divisions, the charge has been included in results from discontinued operations for the period.  The Company is pursuing potential cost recovery through insurance coverage as well as other potential responsible parties; however, no estimate of cost recovery has been recorded as of March 31, 2009, as neither the time frame for any recovery nor the probability of expense recoupment can be estimated at this time.

The Company is a guarantor of certain assigned leases to Berean Christian Bookstores (“Berean”), an operation disposed of by the Company in 2006.  As the former owner of Berean, the Company is party under a number of operating leases which were assigned to the purchaser of the business for the remaining initial terms of the leases at the stated lease costs.  The Company, however, remains the guarantor of these leases until the expiration of the initial terms.  During the quarter ended December 31, 2008, Berean conveyed to the Company its intention to close certain underperforming retail locations, which would result in obligations under the Company’s guarantees. During the quarter ended March 31, 2009, the Company successfully terminated two leases prior to their maturity.  No additional expense was recorded as a result of these terminations. Total guarantees of Berean leases approximated $7.6 million at March 31, 2009.  The Company has recorded liabilities of $2.7 million, net of estimated subleases, in anticipation of the impairment of the remaining leases, and continues to actively monitor Berean’s financial performance.

Management has considered other matters and believes the ultimate resolution will not be material to the Company's financial position, results of operations, or cash flows.

11)

Industry Segment Information

The Company has determined that it has five reportable segments organized around the types of product sold:

•

Food Service Equipment Group– an aggregation of seven operating segments that manufacture and sell commercial food service equipment.

•

Air Distribution Products Group – manufacturing and selling metal duct and fittings for residential HVAC systems.

•

Engraving Group – an aggregation of our North American and International engraving operating segments which provide mold texturizing, roll engraving and process machinery for a number of industries.

•

Engineered Products Group – a combination of two operating segments that provide customized solutions in the fabrication and machining of engineered components for the aerospace, energy and aviation markets and that manufacture and sell electrical components

•

Hydraulics Products Group – manufacturing and selling single and double acting telescopic and piston rod hydraulic cylinders.

Net sales and income from continuing operations by segment for the three and nine months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended
	March 31,
	Net Sales		Income from Operations
	2009	2008	2009	2008
Segment:
Food Service Equipment Group	$ 74,119	$ 90,604	$ (15,640)	$ 6,143
Air Distribution Products Group	11,657	19,468	(4,810)	(481)
Engraving Group	18,364	24,278	1,791	2,712
Engineered Products Group	21,959	25,395	3,081	2,424
Hydraulics Products Group	4,871	9,257	(285)	1,105
Restructuring costs			(1,365)	(214)
Corporate and other			(2,717)	(4,915)
Sub-total	$130,970	$ 169,002	$ (19,945)	$ 6,774
Interest expense			(1,398)	(2,257)
Other non-operating income			(127)	(590)
Pre-tax income from continuing operations			$ (21,470)	$ 3,927

	Nine Months Ended
	March 31,
	Net Sales		Income from Operations
	2009	2008	2009	2008
Segment:
Food Service Equipment Group	$ 263,822	$ 282,483	$ (691)	$ 23,997
Air Distribution Products Group	55,012	69,982	511	(83)
Engraving Group	59,819	68,312	5,849	6,611
Engineered Products Group	70,040	69,876	9,150	8,825
Hydraulics Products Group	18,482	26,114	616	3,349
Restructuring costs			(6,767)	(214)
Corporate and other			(11,875)	(13,588)
Sub-total	$ 467,175	$ 516,767	$ (3,207)	$ 28,897
Interest expense			(4,877)	(7,671)
Other non-operating income (expense)			796	(685)
Pre-tax income from continuing operations			$ (7,288)	$ 20,541

Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Operating income by segment excludes interest expense and other non-operating income (expense).

For the three and nine months ended March 31, 2009, Income from Operations for the Food Service Equipment Group was impacted by a $21.3 million charge for impairment of goodwill and intangible assets.

12)

Restructuring

The Company has recently undertaken cost reduction and facility consolidation initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2009			March 31, 2009

	Involuntary			Involuntary
	Employee			Employee
	Severance			Severance
	and Benefit			and Benefit
	Costs	Other	Total	Costs	Other	Total
Salaried Workforce Reduction	$ 503	$ -	$ 503	$ 1,193	$ -	$ 1,193
Consolidation of Global Manufacturing Footprint	565	297	862	1,338	4,236	5,574
Total expense	$ 1,068	$ 297	$ 1,365	$ 2,531	$ 4,236	$ 6,767

Three and Nine Months Ended
March 31, 2008

Involuntary
Employee
Severance
and Benefit
	Costs	Other	Total
Consolidation of Global Manufacturing Footprint	$ 143	$ 71	$ 214

Salaried Workforce Reduction

In response to the recession taking place in the current macroeconomic environment and its impact on the Company, management is reducing the number of salaried employees via workforce reductions in all segments of the Company. During the first nine months of 2009, the Company has reduced its workforce by approximately 20% of salaried employees.  The workforce reduction initiative is ongoing, and payout of severance benefits for reductions made prior to March 31, 2009 is expected to be completed by the end of the fiscal year.

Activity in the reserves for the Salaried Workforce Reduction is as follows (in thousands):

Involuntary
Employee
Severance
and Benefit
Costs
Restructuring Liabilities at June 30, 2008	$ -
Additions	1,193
Payments	(835)
Restructuring Liabilities at March 31, 2009	$ 358

Expenses for the initiative by segment for the three and nine months ended March 31, 2009 are as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2009	2009
Food Service Equipment Group	$ 81	$ 521
Air Distribution Products Group	216	216
Engraving Group	13	138
Engineered Products Group	69	69
Hydraulics Products Group	94	94
Corporate	30	155
Total expense	$ 503	$ 1,193

Consolidation of Global Manufacturing Footprint

As part of the Company’s ongoing effort to generate operational efficiencies and in response to downturn in certain markets served by the Company’s operating segments, the Company has closed several of its manufacturing facilities and consolidated production.  These costs are composed primarily of severance, other termination benefits, and expenses associated with the relocation of the plants’ production capacity to other facilities.  Activities related to the most recent of these closures are currently in progress, and are expected to be completed during the first quarter of 2010.

Activity in the reserves related to optimization of the Company’s manufacturing locations is as follows (in thousands):

	Involuntary
	Employee
	Severance
	and Benefit
	Costs	Other	Total
Restructuring Liabilities at June 30, 2008	$ 78	$ -	$ 78
Additions	1,338	4,236	5,574
Payments	(1,129)	(867)	(1,996)
Restructuring Liabilities at March 31, 2009	$ 287	$ 3,369	$ 3,656

Expenses for the initiative by segment are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2009			March 31, 2009

	Involuntary			Involuntary
	Employee			Employee
	Severance			Severance
	and Benefit			and Benefit
	Costs	Other	Total	Costs	Other	Total
Food Service Equipment Group	$ 311	$ 149	$ 460	$ 311	$ 149	$ 460
Air Distribution Products Group	(34)	85	51	698	3,769	4,467
Engraving Group	218	(4)	214	228	251	479
Engineered Products Group	70	25	95	70	25	95
Hydraulics Products Group	-	42	42	31	42	73
Total expense	$ 565	$ 297	$ 862	$ 1,338	$ 4,236	$ 5,574

Expenses during the three and nine months ended March 31, 2008, in their entirety, were incurred in the Engraving Group.

13)

Discontinued Operations

As discussed in Note 10 - Contingencies, the Company updated its assessment of the expected environmental remediation efforts at the former location of the Club Products and Monarch Aluminum divisions during the first half of 2009.  As a result, the Company recorded accruals of $2.0 million during the first half of 2009.  Remediation efforts were substantially completed during the 3rd quarter of 2009.  At March 31, 2009, an accrual of $0.3 million remained for expenses related to completion of the remediation process.

As discussed in Note 10 – Contingencies, the Company expects guarantees of leases assigned to Berean Christian Bookstores, an operation disposed of by the Company in 2006, to be triggered upon closure of certain underperforming stores.  The Company has recorded liabilities of $2.7 million, net of estimated subleases, at March 31, 2009 in anticipation of the impairment of these leases.

On September 27, 2007, the Company sold certain land, buildings and improvements related to the former Standard Publishing business, which is being accounted for as a discontinued operation, for net proceeds of $1.6 million in cash.  The Company recorded a gain on the disposal of $0.6 million in the nine months ended March 31, 2008.

14)

Subsequent Event

In connection with an acquisition in 2003, the Company entered into a lease agreement for its Richmond, Virginia, Engraving Group facility pending the completion of a number of environmental requirements by the former owner, Vantec, Inc.  Upon satisfaction of those requirements, as evidenced by the issuance of a certificate by the Virginia Department of Environmental Quality, the Company was required to purchase the land and building for $4.5 million.  On May 8, 2009, the certificate was issued, and the Company paid $3.6 million in cash and issued 42,783 shares of common stock from its treasury shares in order to consummate the purchase.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Quarterly Report on Form 10-Q that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” "may," “will,” “expect," "believe," "estimate," "anticipate," ”intends,” "continue," or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company’s business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired.  These factors include, but are not limited to general and international economic conditions, the length and degree of the current recessionary conditions on customers and markets that we serve, current liquidity issues impacting the U. S. banking system, including more specifically an inability to generate sufficient cost savings to sufficiently mitigate adverse effects of the current recessionary economic conditions, the inability to generate savings from cost reduction initiatives being negotiated with suppliers; the inability to realize anticipated savings from plant consolidations; conditions in the automotive, aerospace, energy, housing and general transportation markets, specific business conditions in one or more of the industries served by the Company, lower-cost competition, the relative mix of products which impact margins and operating efficiencies, both domestic and foreign, in certain of our businesses, the impact of higher raw material and component costs, particularly steel, petroleum based products and refrigeration components, uncertainty in the mergers and acquisitions market generally, an inability to realize the expected cost savings from the implementation of lean enterprise manufacturing techniques, the inability to achieve the savings expected from the sourcing of raw materials from and implementation of manufacturing in China and the inability to achieve synergies contemplated by the Company.  In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

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

Over the past two years, we have taken important steps in the implementation of our strategy.  Through two significant acquisitions which we made in our Food Service Equipment Group in fiscal 2007, we increased the size of that Group’s revenues by approximately 40% and greatly diversified the Group’s product offerings to include, among other things, a broad-based line of “hot side” products to complement not only our existing product offerings, but also what was already a strong presence in our “cold side” product offerings.

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

A second initiative in our overall strategy was the continued expansion of our mold texturization business (a part of the Engraving Group) in international locations serving the global automotive industry.  An Original Equipment Manufacturer (“OEM”) may source components (door panels, dashboards, etc.) from multiple countries, however, all of the textures must match.  We have the technology to provide a complete solution to our OEM customers, regardless of their sourcing structure. In addition to the continued growth of the business in China, we opened facilities last year in Turkey and the Czech Republic, two nations with rapidly expanding presences in vehicle component manufacturing.

Third, we have continued our effort to consolidate manufacturing operations to improve the leverage of our manufacturing infrastructure and to reduce fixed overhead expenses.  During the first nine months of fiscal 2009, we have announced or completed the consolidation of five manufacturing facilities, one from each of our reporting segments.  During fiscal 2008, we closed one Engineered Products Group facility and two Engraving Group facilities, and consolidated these operations into other facilities.

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

Starting in the second quarter of fiscal 2009, the Company has been impacted by the current economic recession across most of its business units.  The Company has implemented a number of actions in response to the downturn in market demand.

First, since the beginning of fiscal 2009 we have reduced our U.S.-based salaried staffing levels by approximately 260 positions.  Approximately 55% of these reductions occurred during the second quarter and 38% occurred during the third quarter.  As of March 31, 2009, the Company had an accrual of $0.4 million related to future payments related to these reductions.  The salary and benefit savings resulting from this reduction in staff is approximately $15.3 million on an annual basis.  In addition, during the third quarter, except where prohibited by collective bargaining agreements, we have announced that employee salaries will be frozen and employer contributions to defined contribution plans will be suspended through at least the end of calendar year 2009.  Finally, we have eliminated all annual incentive bonus payments for fiscal year 2009.

Second, as part of our ongoing efforts to improve the utilization of our manufacturing infrastructure, we accelerated the implementation of plans to consolidate our global manufacturing footprint during the third quarter of 2009.   In our Food Service Equipment Group, we have announced the closure of a facility located in New York.  The production from this facility will be relocated to our operations in Mexico and Wyoming and transitional operations have begun.  We expect to complete this move by the end of the fourth quarter of this fiscal year.  In our Engraving Group, we announced and completed the consolidation of the mold texturizing production from our Detroit facility into our facility located in Canada during the third quarter.  In our Engineered Products Group, we have begun consolidating the production from our remaining Canadian operation into existing facilities located in Mexico and China, and expect to complete the process during the fourth quarter of 2009.  In addition, during the second quarter we closed a manufacturing operation in the Hydraulics Products Group and consolidated production into an existing facility. Finally, subsequent to March 31, 2009, we announced the consolidation of the Electronics plant acquired by the Company in the first quarter into another operation in the Electronics unit, which will be completed during the first quarter of FY2010.  Annual savings resulting from these plant consolidations is anticipated to be in the range of $3.8 to $4.5 million.

Third, we have entered into negotiations with the majority of suppliers to the Company including those who provide inventory items as well as MRO and services to achieve cost reductions on all of our purchases.  From this initiative we have targeted to achieve a minimum run rate of $5-6 million of annual savings by the end of fiscal 2009 fourth quarter as compared to the cost structure in place during the first half of fiscal 2009. Progress made during the third quarter indicates that the Company is on track to achieve or exceed the targeted savings.

Fourth, we continue our strong focus on working capital management and cash flow generation with the intent of improving our liquidity and making additional payments on borrowings under the Company’s revolving credit facility.  In addition, the Company is repatriating cash in instances where the Company can remit to the U.S. without incurring a significant net tax cost, as well as restricting capital expenditures.  The strong operating cash flow from continuing operations of $25.6 million and debt reduction of $21.2 million achieved in the third quarter indicate that these actions have also been successful. The resulting additional borrowing capacity is expected to provide additional flexibility during the foreseeable global deterioration in economic and financial markets.

These new initiatives, in addition to the continued implementation of our long-term strategy, are expected to assist the Company in generating future cost savings of approximately $25 million beginning in fiscal year 2010, sufficient to mitigate adverse effects resulting from continuing world-wide recessionary economic conditions.

We monitor a number of key performance indicators including net sales, income from operations, backlog and gross profit margin.  A discussion of these key performance indicators is included within the discussion below.

Because of the diversity of the Company’s businesses, end user markets and geographic locations, management does not use specific external indices to predict the future performance of the Company, other than general information about broad macroeconomic trends.  Each of our individual business units serves niche markets and attempts to identify trends other than general business and economic conditions which are specific to their businesses and which could impact their performance.  Those units report any such information to senior management, which uses it to the extent relevant to assess the future performance of the Company.  A description of any such material trends is described below in the applicable segment analysis.

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations:

Three Months Ended	Nine Months Ended
March 31,	March 31,
(Dollar amounts in thousands)	2009	2008	2009	2008
Net sales	$ 130,970	$169,002	$ 467,175	$516,767
Gross profit margin	24.4%	28.3%	28.8%	28.8%
Income (loss) from operations	(19,945)	6,774	(3,207)	28,897
Backlog as of December 31	95,588	112,905	95,588	112,905

Net Sales
Three Months Ended	Nine Months Ended
(In thousands)	March 31, 2009	March 31, 2009
Net sales, prior period	$ 169,002	$ 516,767
Components of change in sales:
Effect of exchange rates	(4,164)	(6,497)
Organic sales change	(33,868)	(43,095)
Net sales, current period	$ 130,970	$ 467,175

Net sales for the third quarter of 2009 decreased $38.0 million, or 22.5%, when compared to the same period of 2008.  This net sales decrease was the result of a decrease in organic sales of $33.9 million, or 20.0%, and unfavorable exchange rates of $4.2 million.  The decline in organic sales occurred across all reporting segments as a result of continued weakening in our world-wide markets. During the quarter, we saw sales declines across all product groups as customers reduced or delayed capital spending and expansion plans.  We continue to experience the largest sales declines in the ADP Group, which is heavily dependent upon new residential construction, and the Hydraulics Products Group, which serves general construction markets.

Net sales for the nine months ended March 31, 2009 decreased $49.6 million, or 9.6% compared to the first nine months of 2008.  Organic sales decreased during the period by $43.1 million, or 8.3% and unfavorable foreign exchange of $6.5 million. A further discussion by segment follows.

Gross Profit Margin

Our gross profit margin decreased to 24.4% for the third quarter of 2009 versus 28.3% in the same quarter of last year, due primarily to a $3.5 million writedown in inventory in the ADP Group, as well as lower sales volume which has resulted in an inability to absorb all fixed manufacturing costs of the business.

Our gross profit margin for the nine months ended March 31, 2009 remained flat in the first nine months of 2008.  The ADP Group saw increased margins due to higher selling prices and lower materials costs in the first half, however, those were offset by a writedown of inventory built with higher cost metal in the third quarter.  Margins were roughly flat in the Food Service Equipment Group, increased marginally for the Engraving Group, and decreased slightly in the Engineered Products Group.  Margin gains were partially offset by an inability by the Hydraulics Products Group to absorb its fixed costs due to sales volume decreases.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the third quarter of 2009 were $29.2 million, down from $40.8 million reported for the same period a year ago.  This decrease was driven primarily by reduced sales and marketing expenses of $2.8 million due to reduced sales volume, as well as strict cost containment initiatives, including reductions in salaried employee staffing levels, which generated $8.2 million of savings, pay freezes, and elimination of bonus and long term incentive payments for 2009.  For the nine months ended March 31, 2009, expenses decreased from $119.6 million for the same period in 2008 to $109.8 million, due primarily to the aforementioned factors.

Income from Operations

Loss from operations for the third quarter of 2009 was ($19.9) million, compared income of $6.8 million reported for the same period a year ago.  Operating income was negatively impacted by goodwill and intangible assets impairment of $21.3 million within the Food Service Equipment Group, $1.4 million of restructuring costs incurred during the period, primarily related to the consolidation of three manufacturing facilities during the quarter and additional salaried workforce reductions, as well as an inventory write-down of $3.5 million in the ADP Group.  Operating income was favorably impacted by a $3.6 million reversal of bonus accruals.  Absent these factors, operating income declined by $4.3 million from the same period last year.

Loss from operations for the first nine months of 2009 was ($3.2) million, $32.1 million lower than the $28.9 million reported for the same period a year ago.  Operating income was negatively impacted by the $21.3 million of goodwill impairment, $6.8 million of restructuring costs incurred during the period related primarily to facility closures and headcount reductions during the year, and partially offset by the reversal of bonus and long term incentive accruals of $3.6 million in the third quarter.  Excluding these costs, operating income decreased $4.3 million, or 14.7% from the first nine months of 2008.

Interest Expense

Interest expense for the third quarter of 2009 decreased 38.1%, or $0.9 million, to $1.4 million compared to the third quarter of 2008 due to lower borrowing levels and lower interest rates.

For the first nine months of the year, interest expense decreased 36.4% from $7.7 million to $4.9 million compared to the same period in 2008 due to the aforementioned factors. Additionally the maturity of high-interest, fixed-rate debt during the second quarter, and its repayment using lower cost borrowings from the revolving credit agreement, favorably altered the weighted average interest rate applicable to our total outstanding borrowings.

Other Non-Operating Income

Other non-operating income (expense) for the three and nine months ended March 31, 2009 was ($0.1) million and $0.8 million, respectively.  The Company recorded a $1.1 million gain on the portion of proceeds received from a life insurance policy triggered by the death of a former executive during the first quarter, offset by losses on the cash surrender value of the Company’s other life insurance policies.

Income Taxes

We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur.

The Company’s income tax provision for the three months ended March 31, 2009 was a benefit of $3.3 million, or an effective rate of 15.1%, compared to $1.3 million, or a effective rate of 32.8%, for the same period in the prior year.  The provision for the three months ended March 31, 2009 is impacted significantly by (i) the $21.3 million impairment for which only $1.3 of tax benefit could be realized as the goodwill had no tax basis and (ii) a discrete benefit totaling $1.7 million from the reversal of a deferred tax liability that was no longer required due to a change in the U.S. tax classification of one of our foreign entities.

The Company’s income tax provision for the nine months ended March 31, 2009 was a $366,000, or an effective rate of (5.0%), compared to $7.1 million, or an effective rate of 34.4%, for the same period in the prior year.  The provision for the nine months ended March 31, 2009 reflects an expected full year effective tax rate of 30.4% on continuing operations.  However, the recorded provision is significantly impacted by the following discrete items (i) the $21.3 million impairment for which only $1.3 of tax benefit could be realized as the goodwill had no tax basis (ii) a benefit totaling $1.7 million from the reversal of the deferred tax liability that was no longer required due to a change in the U.S. tax classification of one of our foreign entities, (iii) a benefit of $553,000 related primarily to the retroactive extension of the R&D credit recorded during the second quarter and (iv) a benefit related to the receipt of $1.1 million of nontaxable life insurance proceeds during the first quarter and other minor adjustments.

Backlog

Backlog at March 31, 2009 decreased $17.3 million, or 15.3%, to $95.6 million at March 31, 2009, compared to $112.9 million at March 31, 2008. Backlog increased $2.5 million in the Engraving Group, offset by decreased backlog in our remaining segments.  Our backlog is generally realized within one year for all segments except the Engineered Products Group, where the nature of aerospace and defense contracts serviced by the Group can result in longer realization periods.

Segment Analysis

Net Sales

The following table presents net sales by business segment (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Food Service Equipment Group	$ 74,119	$ 90,604	$ 263,822	$282,483
Air Distribution Products Group	11,657	19,468	55,012	69,982
Engraving Group	18,364	24,278	59,819	68,312
Engineered Products Group	21,959	25,395	70,040	69,876
Hydraulics Products Group	4,871	9,257	18,482	26,114
Total	$ 130,970	$169,002	$ 467,175	$516,767

Food Service Equipment Group

Net sales in the third quarter of fiscal 2009 declined $16.5 million, or 18.2%, from the same period one year earlier.  The effects of foreign exchange rates accounted for approximately $1.3 million of the decline.  When removing the effect of foreign exchange rate impact, sales decreased $15.2 million, or 16.8%, when compared with the same period one year earlier.  The major contributor of the volume decline was overall global market softness in the majority of the Food Service Equipment segments Standex serves, coupled with inventory adjustments in the sales channel. Our walk-in cooler and refrigerated cabinets business experienced a lesser decline of 6.8% due to the ability of the business to offset the general market decline with market share gains, strength in the drug retail and health care segments, and nominal price increases. Our hot side business experienced a 25.2% decline in sales, substantially driven by declines in sales to local, independent restaurants and pizzerias.

Net sales in the nine months ended March 31, 2009 decreased $18.7 million, or 6.6%, from the same period one year earlier.   The effects of foreign exchange rates accounted for $2.5 million of the decline.  When removing the effect of foreign exchange rate impact, sales decreased $16.2 million, or 5.7%, when compared with the same period one year earlier.  Organic growth of 1.6% was achieved in our walk-in cooler and refrigerated cabinets business due to market share gains and nominal price increases.  Our hot side and custom solutions businesses experienced sales declines primarily due to the market deterioration that began in the second quarter.

Air Distribution Products Group

During the three months ended March 31, 2008, sales for the ADP Group declined $7.8 million from fiscal 2008 levels, a 40.1% reduction, due to continuing deterioration in housing starts. Volume, as adjusted for price changes, was down 46.2% from third quarter 2008.  ADP continues to pursue market share gains and expand product offerings through its traditional wholesaler and “do-it-yourself” big box retailer channels by strengthening its sales force, focusing on underpenetrated markets, and by adding a new adjacent product offering, flex duct.  The sales volume increases resulting from these initiatives are marginal compared to overall market deterioration.

Net sales for the nine months ending March 31, 2008, declined 21.4%, or $15.0 million and volume, as adjusted for price increases, declined 36.3% under circumstances substantially similar to the current quarter.

Engraving Group

Net sales in the third quarter decreased by $5.9 million ($3.9 million net of foreign exchange impact), or 24.4%, when compared to the same quarter in the prior year.  The Group experienced decreased sales on a world-wide basis in mold texturizing automotive OEM platform work.  The lower automotive sales were the result of the automotive OEM’s launching fewer new auto platforms in the current quarter, and we expect to see the economic downturn in the automotive sector continue through the end of the calendar year.  Lower mold texturizing sales were partially offset by stronger sales in our roll embossing and Innovent businesses.

Net sales for the nine months ended March 31, 2009 decreased by $8.5 million, or 12.4%, when compared to the first nine months of the prior fiscal year.  The overall net decrease is again attributable to lower mold texturizing sales globally for automotive OEM platform work, as these customers launched fewer new platforms during this time period.

Engineered Products Group

Net sales in the third quarter have decreased by $3.4 million, or 13.5%, for the three months ended March 31, 2009 when compared with the same period in 2008.  While Spincraft continued to experience good demand across its energy, aviation and aerospace end-user markets, as evidenced by contracts with United Launch Alliance, Bell Helicopter, and Boeing, this was offset by continued weakness in the automotive, HVAC, and white goods sectors affecting Standex Electronics.  During the quarter, Spincraft also began delivery of hardware for a new high-altitude unmanned aerial vehicle program, which is expected to provide a solid baseline for future sales.

Net sales in the first nine months of this fiscal year increased $0.2 million or 0.2%, when compared to the same period one year earlier.  At Spincraft, demand across our energy, aviation and aerospace sectors has been steady, while the Group has seen significant growth within the turbine energy market.  The Electronics business offset Spincraft’s sales gains due to the current economic downturn, particularly sales to the automotive and housing-related sectors, which have significantly decreased during the year.

Hydraulics Products Group

Net sales decreased $4.4 million or 47.3%, for the three months ended March 31, 2009 when compared with the three months ended March 31, 2008.  Conditions in the domestic dump truck and dump trailer market continued to decline significantly, and the deterioration has spread to international markets. A lack of credit availability for construction projects has affected our OEM customers and is a major driving force behind this decline. As such, the export business has now experienced a similar decline this quarter.

Net sales decreased $7.6 million, or 29.2%, for the nine month period ending March 31, 2009 as compared to the nine month period ending March 31, 2008.  The decrease was attributable to the continued exceptionally weak market conditions in the dump truck and dump trailer business previously mentioned.

Income from Operations

The following table presents income from continuing operations by business segment (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Food Service Equipment Group	$ (15,640)	$ 6,143	$ (691)	$23,997
Air Distribution Products Group	(4,810)	(481)	511	(83)
Engraving Group	1,791	2,712	5,849	6,611
Engineered Products Group	3,081	2,424	9,150	8,825
Hydraulic Products Group	(285)	1,105	616	3,349
Corporate and Other	(2,717)	(4,915)	(11,875)	(13,588)
Restructuring	(1,365)	(214)	(6,767)	(214)
Total	$ (19,945)	$ 6,774	$ (3,207)	$28,897

Food Service Equipment Group

Loss from operations for the third quarter of fiscal 2009 was ($15.6) million, a decrease of $21.8 million when compared to $6.1 million of income in the same period one year earlier.  The loss was driven by the impairment of $21.3 million of goodwill and intangible assets related to our 2007 acquisition of the American Associated Industries (AAI) operating unit.  Excluding these charges, income from operations was $5.7 million, a decrease of $0.4 million, or 7.2%, from the third quarter of 2008, as $16.5 million of volume decline was mostly offset by aggressive cost-cutting activities across the business, including staffing and supply chain cost reductions and labor productivity improvements and the reversal of the bonus accruals.

Income from operations for the first three quarters of 2009 declined approximately $24.7 million when compared to the same period one year earlier.  The impairment of goodwill and intangible assets at AAI was the primary contributor to the income decline, as well as decline in sales volume.  Staffing reductions, material and labor productivity improvements, and nominal price increases, though successful, were offset by commodity cost increases in the first half and negative sales mix in the first quarter.

Air Distribution Products Group

Fiscal 2009 third quarter loss from operations increased by $4.3 million to ($4.8) million from the third quarter of 2008.  Higher raw material costs have combined with downward pricing pressure as our competition seeks to capture more market share.  Additionally, the higher cost of raw materials used during the quarter resulted in a write-down of $3.5 million of inventory on-hand at March 31 ,2009, as its cost exceeded its fair market value.

Operating income for the nine months ending March 31, 2009, increased to $0.5 million from a ($0.1) million loss for the same period one year earlier, driven by the usage of lower-cost materials in the first half of the year and offset by the inventory write-down in the third quarter.

Engraving Group

Income from operations decreased by $0.9 million, or 34.0%, when compared to the same quarter last year.  Income from North American operations increased by 67.9% compared to the same quarter last year as a result of three plant closings and aggressive cost reduction efforts, however, income from international operations decreased 98.3%, due to the effect of foreign currency exchange rates and the fact that the business was unable to reduce fixed labor costs rapidly enough to meet near-term changes in demand, which is more difficult to achieve in many foreign countries due to statutory requirements.

Income from operations in the first nine months of 2009 decreased by $0.8 million, or 11.5%, when compared to the first nine months of the prior fiscal year.  Aggressive action in reducing costs and consolidating factories, particularly in North America, has significantly tempered the drop in operating income resulting from sales declines.  The international business continues to be impacted by an unfavorable sales mix of non-automotive industry sales as opposed to higher margin automotive OEM platform program sales in the European region.

Engineered Products Group

Income from operations in the third quarter of 2009 increased by $0.7 million, or 27.1%, despite lower sales when compared to the same quarter in 2008.  At Spincraft, the increase was primarily due to growth in the turbine energy sector, as well as continued sales of hardware to several aerospace heavy launch vehicle customers.  Operating income at the Electronics division increased despite the reduction in sales due to ongoing cost reductions and plant consolidations

For the nine month period ending March 31, 2009, income from operations increased $0.3 million, or 3.7%, when compared to the same nine month period one year earlier.  This increase was driven by the aforementioned growth at Spincraft and cost reduction initiatives in the Electronics division.

Hydraulics Products Group

Income from operations during the quarter decreased $1.4 million for the three months ended March 31, 2009 versus the same period in 2008. Profitability declined as a result of lower sales directly tied to the economic recession.

Income from operations for the nine month period ended March 31, 2009 decreased $2.7 million, or 81.6%, when compared to the same period one year earlier.  This was directly attributed to the lower volume in the domestic dump truck and dump trailer business, further negatively impacted by the global market demise.

Corporate and Other

Corporate expenses of approximately $2.7 million in the third quarter of 2009 decreased $2.2 million or 44.7% compared to 2008. This was primarily due to a $4.7 million change in bonus expense caused by the reversal of accruals recorded for 2009 bonuses and performance-based stock compensation of $3.6 million versus a $1.1 million expense in 2008.  For the nine months ended March 31, 2009, corporate expenses decreased $1.7 million, or 12.6%, to $11.9 million due to the bonus reversal, partially offset by an increase in the self-insured portion of the Company’s healthcare costs.

Restructuring Costs

On July 25, 2008, the Company announced the closure of the ADP production facility located in Bartonville, Illinois.  The Company’s decision to close the Bartonville facility was in response to the continuing decline in the new residential construction market.  The sales and production activities at the Bartonville facility were relocated to other ADP facilities.  Standex recorded a $4.1 million pre-tax expense related to the closure of the Bartonville facility in the first quarter of 2009.

The Company has eliminated in excess of 260 salaried positions across all divisions with the intent to reduce costs in response to the continued weakening macroeconomic environment and its expected effects on the Company in the immediate future.  The Company recorded $0.5 million and $1.2 million of pre-tax restructuring expense related to this initiative during the three and nine months ended March 31, 2009, respectively.

In January 2009, the Company announced the consolidation of three facilities, one each in the Food Service Equipment, Engraving, and Engineered Products groups.  Production at these locations will be integrated into existing facilities throughout the world in their respective divisions.  Related restructuring expenses of $0.9 million were incurred during the third quarter for these consolidations.

Discontinued Operations

As more fully discussed in our Annual Report on Form 10-K for the year ended June 30, 2008, we are accounting for two exited businesses (Standard Publishing and Berean Christian Stores) as discontinued operations.

Also included in discontinued operations are expenses related to the former location of the Club Products and Monarch Aluminum divisions, formerly part of the Consumer segment.  In 2008, the Company entered into an Administrative Order of Consent with the U.S. Environmental Protection Agency related to the removal of various PCB-contaminated materials and soils at a site where the Company leased a building and conducted operations from 1967 to 1979 The Company established an accrual of $4.0 million related to the matter.  During the quarter ended September 30, 2008, significant remediation work commenced at the location and, in accordance with the AOC, the Company completed the initial characterization of the waste on the site.  Remediation efforts at the site were substantially completed during the third quarter of 2009.  At March 31, 2009, an accrual of $0.3 million remained for expenses related to completion of the remediation process.

The Company is a guarantor of certain assigned leases to Berean Christian Bookstores (“Berean”), an operation disposed of by the Company in 2006.  During the current quarter, Berean closed two of its underperforming retail locations, resulting in obligations under the Company’s guarantee. The Company has recorded liabilities of $2.7 million, net of estimated subleases, in anticipation of the impairment of these leases.

Liquidity and Capital Resources

Cash flows from continuing operations for the nine months ended March 31, 2009, were $29.3 million compared to $22.7 million for the same period in 2008.  Improved working capital management during the period contributed $22.3 million to operating cash flows, a $24.5 million increase from the first nine months of 2008.  The changes in working capital reflect increased collection of receivables totaling $21.9 million and better inventory turns generating $9.0 million in additional cash flow, offset by $6.4 million in additional payments to our vendors.

During the nine months ended March 31, 2009, we used $33.7 million of cash for financing activities.  We paid dividends of $7.8 million and made net repayments of debt of $25.1 million during the period.  Borrowings and repayments of debt during the period reflect payments in the second quarter related to the maturity of the Company’s fixed rate borrowings of $25.0 million.  These borrowings were extinguished using additional borrowings under the revolving credit facility.  Management intends to replace these borrowings with new long-term debt upon normalization of the external credit markets at terms amenable to the Company’s needs.

Our customer base in the food service equipment, automotive, U. S. residential housing and general industrial sectors have all experienced difficult recessionary market conditions.  These recessionary trends have caused a reduction in our sales volume.  To offset the impact of the reduced sales volume, management has implemented a number of cost reduction and cash management initiatives that will save the Company in excess of $30.0 million annually.  We have reduced total headcount in the U.S. by over 25% since the beginning of our fiscal year, eliminated management bonuses and long term incentive payments for fiscal year 2009, temporarily suspended company contributions to the U.S. (non-union) 401(k) programs, achieved significant material cost reductions from a broad cross section of our suppliers, and have completed, or are in the process of completing, consolidation of five manufacturing facilities in the U.S.  In addition, we have reduced our level of capital expenditures and increased our emphasis on working capital management.  In the area of working capital management, we improved our days sales outstanding at March 31, 2009 from 53 days to 52 days and increased days payable outstanding from 42 days to 46 days as compared to March 31, 2008.  We anticipate that these efforts will provide us with sufficient near term liquidity.

We have in place a five year, $150 million unsecured revolving credit facility (the “facility”) with seven participating banks which originated in September 2007.  Funds available under the facility may be used for general corporate purposes or to provide financing for acquisitions.  Borrowings under the agreement bear interest at a rate equal to LIBOR plus an applicable percentage based on our consolidated leverage ratio, as defined by the agreement.  As of March 31, 2009, the effective rate of interest for outstanding borrowings under the facility was 4.02%.  We are required to pay an annual fee of 0.15% on the maximum credit line.

The Company has undertaken several initiatives to generate cash and reduce borrowings under the facility, including fixed cost reductions, improved working capital management, repatriation of foreign cash, and plant consolidations.  These initiatives have increased our liquidity and generated additional borrowing capacity under the facility of $21.2 million during the quarter so that, as of March 31, 2009, we had borrowings of $92.0 million.  We believe that the remaining $58.0 million available provides us with sufficient capacity to meet our liquidity needs.

Our funded debt agreements contain certain customary affirmative and negative covenants, as well as specific financial covenants.  The Company’s current financial covenants under the revolving credit facility and the note purchase agreement with its institutional investors are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes (“EBIT”) to interest expense for the trailing twelve months of at least 3:1. EBIT is defined in the revolving credit facility to specifically exclude extraordinary and other non-recurring items such as non-cash restructuring charges and goodwill impairment. There is no exclusion for restructuring under the Company’s debt agreements with their institutional investors.  At March 31, 2009, the Company’s Interest Coverage Ratio was 5.05:1 and 4.46:1 under the revolving credit facility and the note purchase agreement with its institutional investors, respectively.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month EBITDA, defined as EBIT plus Depreciation and Amortization, may not exceed 3.5:1. At March 31, 2009, the Company’s Leverage Ratio was 2.17:1 and 2.35:1 under the revolving credit facility and the note purchase agreement with its institutional investors, respectively.

Consolidated Net Worth – The Company is required to maintain a Consolidated Net Worth of at least $163.7 million plus 50% of cumulative net income since the inception of the agreement. Consolidated Net Worth is defined as the Company’s net worth as adjusted for unfunded pension liabilities (not to exceed $40 million) and certain foreign exchange gains and losses.  At March 31, 2009, the Company’s Consolidated Net Worth was $221.0, $24.9 million greater than the required amount of $196.0 million.

Under the note purchase agreement, the Company is required to maintain a Consolidated Net Worth of at least $155.0 million plus 50% of cumulative net income since the inception of the agreement. At March 31, 2009, the Company’s Consolidated Net Worth was $221.0 million, $6.8 million greater than the required amount of $214.2 million.

Our primary cash requirements in addition to day-to-day operating needs include interest and mandatory principal payments, capital expenditures, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect to spend between $0.5 million and $1.0 million on capital expenditures during the remaining three months of 2009, and expect that depreciation and amortization expense for the year will be approximately $12.4 million and $3.5 million, respectively.

The Company’s long-term debt also includes amounts associated with note purchase agreements with institutional investors.  As of March 31, 2009, we had a ten-year note purchase agreement with an institutional investor of $25.0 million dated October 2002.  The note bears interest at an annual rate of 5.94%.  The agreement requires payment of interest semi-annually and annual payments of $3.6 million that commenced in October 2006.  As of March 31, 2009, the balance outstanding under the note purchase agreement was $14.3 million.

In July 2008, we entered into a series of swap agreements with one and two year terms effectively converting interest payments on our long-term debt from variable to fixed rates.  We converted interest payments on $88.5 million of debt due under the facility from variable rates based on LIBOR to a weighted average effective rate of 4.01% based on our current leverage ratio.

The following table sets forth our capitalization at March 31, 2009 and June 30, 2008:

	March 31,	June 30,
	2009	2008
Short-term debt	$ 3,588	$ 28,579
Long-term debt	106,015	106,086
Total debt	109,603	134,665
Less cash	14,232	28,657
Net debt	95,371	106,008
Stockholders' equity	191,869	223,158
Total capitalization	$ 287,240	$ 329,166

We sponsor a number of defined benefit and defined contribution retirement plans.  We have evaluated the current and long-term cash requirements of these plans as of June 30, 2008.  Our operating cash flows from continuing operations are expected to be sufficient to cover required contributions under ERISA and other governing regulations.  During the third quarter, the Company announced that it would suspend employer matching contributions to its 401(k) plans, with the exception of obligations under collective bargaining agreements.  This suspension will begin in April 2009 and continue until at least the end of calendar year 2009.

The Company’s pension plan for U.S. salaried employees was frozen as of January 2008.  The fair value of the Company's U.S. pension plan assets was $141.9 million at March 31, 2009, as compared to $192 million at the most recent measurement date, which occurred as of June 30, 2008.  The next measurement date to determine plan assets and benefit obligations will be on June 30, 2009.  Plan asset values at the next measurement date may not exceed benefit obligations and the plan may or may not require additional future contributions.

We have an insurance program in place to fund supplemental retirement income benefits for certain retired executives.  Current executives and new hires are not eligible for this program.  At March 31, 2009, the underlying policies have a cash surrender value of $18.4 million, less policy loans of $12.0 million.  As we have the legal right of offset, these amounts are reported net on our balance sheet.  The aggregate present value of future obligations was approximately $1.5 million and $1.7 million at March 31, 2009 and June 30, 2008, respectively.  During the third quarter of 2009, the Company withdrew $1.7 million of excess funding from these policies with no related tax consequences.  During the first quarter of 2009, the Company received $1.9 million of cash proceeds upon the death of a former executive covered by this program.

As mentioned above in the Discontinued Operations section, the Company is the guarantor of certain operating leases for retail locations of Berean Christian Bookstores.  The Company continues to actively monitor Berean’s financial performance with regard to their ability to fulfill their lease obligations that would otherwise trigger one or more of these guarantees.  Total guarantees of Berean leases, including the liability previously described, approximated $7.6 million at March 31, 2009.

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

Environmental Matters - During 2008, the Company entered into an Administrative Order of Consent with the U.S. Environmental Protection Agency related to the removal of various PCB-contaminated materials and soils at a site where the Company leased a building and conducted operations from 1967-1979.  See the notes to our consolidated financial statements for further information regarding this event.  At March 31, 2009, the Company has as remaining accrual of $0.3 million relating to this matter, which is categorized under discontinued operations.

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

Realization of Goodwill

Goodwill and certain indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount of the asset. The Company normally tests for impairment during the fourth quarter of its fiscal year using May 31st carrying values, however, due to the continued deterioration in the U.S. equity and credit markets and industry-wide declines in profitability, the Company’s market capitalization decreased below its book value during the third quarter of 2009.  After taking into consideration these triggering events, the Company concluded that an interim assessment was required and measured goodwill for impairment as of March 31, 2009.

We have identified our reporting units for impairment testing as our thirteen operating segments.  These thirteen operating segments are aggregated into our five reporting segments as disclosed in Note 12 – Industry Segment Information.

The test for impairment is a two step process. The first step compares the carrying amount of the reporting unit to its estimated fair value (Step 1). To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value is compared to the implied fair value (Step 2). To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized.

As quoted market prices are not available for the Company’s reporting units, the fair value of the reporting units is determined using one or both of (1) a discounted cash flow model (income approach); and (2) a market adjusted multiple of earnings and revenues (market approach) where comparable data exists for those reporting units. Both methods use various assumptions that are specific to each individual reporting unit in order to determine the fair value. In addition, the Company compared the estimated aggregate fair value of its reporting units to its overall market capitalization.

Our impairment testing at each reporting unit relied on assumptions surrounding general market conditions, short-term growth rates, a terminal growth rate of 3%, and management forecasts of future cash flows.  We also consider historical results including sales growth, operating profits, working capital levels, and tax rates.  Fair values are determined primarily by discounting estimated future cash flows at an estimated cost of capital. We selected a weighted average cost of capital of 19.0 percent for three of our reporting units, 17 percent for one of our other reporting units, and 16 percent for our remaining units. Estimated future cash flows are based on a detailed cash flow forecast prepared by the relevant reporting unit.  As this model is sensitive to the selected discount rate, we use third-party experts to help develop appropriate rates for each reporting unit.  We use standard valuation practices to arrive at a weighted average cost of capital based on market inputs, including treasury bond yields, equity risk premiums, and company-specific risk premiums.  Changes in discounted cash flow are inversely proportional to changes in the discount rate.  An increase in the weighted average cost of capital of approximately 50 basis points in the analysis of the Standex Electronics reporting unit would result in impairment of a portion of its goodwill. We also noted that an increase in the weighted average cost of capital of approximately 100 basis points on other reporting units would not result in the identification of any impairments.

While we believe that our estimates of future cash flows are reasonable, changes in assumptions could significantly affect our valuations and result in impairments in the future.  The most significant assumption involved in the Company’s determination of fair value is the cash flow projections of each reporting unit.  Certain of our reporting units have been significantly impacted by the current global economic downturn, including ADP and Standex Electronics.  ADP has been significantly impacted by the declines in new housing starts and other factors impacting residential housing.  Standex Electronics has been impacted by the impacts on capital equipment makers and to a lesser extent the automotive industry.  For each of these reporting units, management has projected that the operating results will continue to be unfavorably impacted in fiscal 2010 but will gradually begin to return to historic levels of profitability in the years 2011 to 2014.  If the effects of the current global economic environment are protracted or the recovery is slower than we have projected estimates of future cash flows for each reporting unit may be insufficient to support the carrying value of the reporting units, requiring the Company to re-assess its conclusions related to fair value and the recoverability of goodwill.

The Company completed Step 1 of the impairment test and determined that the carrying value of the Associated American Industries (“AAI”) reporting unit within the Food Service Equipment Group exceeded its fair value.  Based on the allocation of the unit’s fair value in accordance with Step 2, it was determined that goodwill and trademarks at AAI were impaired.  As a result, the company determined that the fair value of the goodwill at AAI was approximately $29 million compared to a carrying value of $47 million resulting in a $17.9 million impairment.  In addition, we assessed our intangible assets for impairment.  Based upon those assessments, we determined the fair value of a non-amortizing intangible asset included in the AAI reporting unit was impaired, and recognized a $3.4 million impairment related to the carrying value of AAI’s trademarks.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  Regarding transactional risk, we mitigate certain of our foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At March 31, 2009, the Company’s open foreign exchange contracts were not material.

Our primary translation risk is with the Euro, British Pound Sterling, and Chinese Yuan.  We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we use interest rate swap agreements to modify our exposure to interest rate movements.  In July 2008, we entered into a series of swap agreements with one and two year terms effectively converting interest payments on $88.5 million of debt due under our revolving credit agreement from variable rates based on LIBOR to a fixed rate of 4.01% based on the Company’s leverage ratio at March 31, 2009.

We also had $14.3 million of debt at fixed interest rates as of March 31, 2009.  There would be no immediate impact on our interest expense associated with the long-term debt due to fluctuations in market interest rates.

The Company’s effective rate on variable-rate borrowings under the revolving credit agreement increased from 3.52% at June 30, 2008 to 4.02% at March 31, 2009.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of March 31, 2009, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.  CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, the Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act Rule).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is  (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Further, there was no change in the internal controls over financial reporting during the quarterly period ended March 31, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(e)

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended March 31, 2009
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2009 - January 31, 2009	-	$ -	-	687,503

February 1, 2009 - February 28, 2009	165	15.16	165	687,338

March 1, 2009 - March 31, 2009	382	18.99	382	686,956

Total	547	$ 17.83	547	686,956

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

ITEM 5.  OTHER INFORMATION

Disclosure is included in this Form 10-Q with respect to the following items of Form 8-K for an event that occurred on May 8, 2009:

Item 2.01.  Completion of Acquisition or Disposal of Assets – On May 8, 2009 the Company completed the acquisition of its Engraving Group facility in Richmond, Virginia.  See “Note 14 – Subsequent Event” to Notes To Unaudited Condensed Consolidated Financial Statements for more specific disclosures of the acquisition.

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

STANDEX INTERNATIONAL CORPORATION

Date:	May 11, 2009	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/CFO/Treasurer
(Principal Financial & Accounting Officer)

Date:	May 11, 2009	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer

4