Form 10-K
period 2009-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2009-08-31
CIK 310354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009	Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its Charter)

DELAWARE	31-0596149
(State of incorporation)	(I.R.S. Employer Identification No.)

6 MANOR PARKWAY, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

(603) 893-9701
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $1.50 Per Share	New York Stock Exchange

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [   ]     NO [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES [   ]     NO [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [   ]     NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  __                    Accelerated filer  X                    Non-accelerated filer  __                  Smaller Reporting Company __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [   ]     NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at the close of business on December 31, 2008 was approximately $244,000,000.  Registrant’s closing price as reported on the New York Stock Exchange for December 31, 2008 was $19.84 per share.

The number of shares of Registrant's Common Stock outstanding on August 24, 2009 was 12,307,386.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2009 Annual Meeting of Stockholders (the “Proxy Statement”) (Part III) of this report are incorporated by reference.

Forward Looking Statement

Statements contained in this Annual Report on Form 10-K that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” "may," “will,” “expect," "believe," "estimate," "anticipate," ”intends,” "continue," or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company’s business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired.  These factors include, but are not limited to conditions in the financial and banking markets general and international recessionary economic conditions, including the impact, length and degree of the current recessionary conditions on the customers and markets we serve and more specifically conditions in the automotive, aerospace, energy, housing and general transportation markets, lower-cost competition, the relative mix of products which impact margins and operating efficiencies, both domestic and foreign, in certain of our businesses, the impact of higher raw material and component costs, particularly steel, petroleum based products and refrigeration components,  an inability to realize the expected cost savings from effective completion of plant consolidations, cost reduction efforts, productivity enhancements and  the implementation of lean enterprise manufacturing techniques, the inability to achieve the savings expected from the sourcing of raw materials from and diversification efforts in emerging markets  and the inability to achieve synergies contemplated by the Company.  In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

PART I

Item 1.  Business

Standex International Corporation (the "Company" or "we" (1)) was incorporated in 1975 and is the successor of a corporation organized in 1955.  We have paid dividends each quarter since Standex became a public corporation in November 1964.

We are a leading manufacturer of a variety of products and services for diverse industrial market segments.  We have 12 operating segments, aggregated and organized for reporting purposes into five segments:  Food Service Equipment Group, Air Distribution Products Group (ADP), Engraving Group, Engineering Technologies Group and Electronics and Hydraulics Group.  Overall management, strategic development and financial control are maintained by the executive staff from our corporate headquarters located in Salem, New Hampshire.

Our corporate strategy has several primary components.

•

It is our direction to grow larger and more profitable business units through both organic initiatives and acquisitions.  On an ongoing basis we identify and implement organic growth initiatives such as new product development, geographic expansion, introduction of products and technologies into new markets and applications and leveraging of sales synergies between business units, key accounts and strategic sales channel partners.  Also, we utilize strategically aligned or “bolt on” acquisitions to create both sales and cost synergies with our core business platforms to accelerate their growth and margin improvement.  There is a particular focus on identifying and investing in opportunities to increase the global presence and capabilities of our businesses.  From time to time we have divested businesses that we felt were not strategic or did not meet our growth and return expectations.

•

Our focus is on the growth and development of businesses that provide customer solutions or engineered products that provide higher levels of value add to our customers.  These types of businesses generally demonstrate the ability to sustain sales and profit growth over time and provide superior operating margins to enhance shareholder returns.

•

We have a focus on operational excellence through the continuous improvement in the cost structure of our businesses and in management of working capital.  We recognize that our businesses are competing in a global economy that requires that we constantly strive to improve our competitive position.  We have deployed a number of management competencies including lean enterprise, the use of low cost manufacturing facilities in countries such as Mexico and China, the consolidation of manufacturing facilities to achieve economies of scale and leveraging of fixed infrastructure costs, alternate sourcing to achieve procurement cost reductions, and shop floor productivity improvement initiatives to constantly drive improvements in the cost structure of our business units.  Further, we have made a priority of improving the utilization and efficiency in the investment of working capital in our business units.

•

Finally, we have a constant focus on cash flow generation.  We recognize that cash flow is fundamental in our ability to invest in organic and acquisitive growth for our business units, to allow us to return cash to our shareholders in the form of dividends and that it is a measure of the quality of the earnings that we generate over time.

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

Description of Segments

Food Service Equipment Group

Our Food Service Equipment businesses are leading, broad-line manufacturers of commercial food service equipment which includes products on the “cold” or in the refrigerated segment of food service applications and on the “hot” in the cooking segment of the market.  Our products are used throughout the entire food service process; from storage, to preparation, to cooking and to display.  The equipment that we design and manufacture is utilized in restaurants, convenience stores, quick-service restaurants, supermarkets, drug stores and institutions such as hotels, casinos and corporate and school cafeterias to meet the challenges of providing food and beverages that are fresh and appealing with the comfort of knowing the food safety and reliability of the equipment.  The Food Service Equipment Group also applies technology and product expertise in the health science and medical markets.  Customers in this segment include laboratories, health care institutions, and blood banks.  Our products are sold direct, through dealer buying groups and through industry representatives.  Through innovation and acquisition, we continue to expand this segment.  Our brands and products include:

-

Master-Bilt® refrigerated cabinets, cases, display units, and walk-in coolers and freezers

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

-

Federal Industries merchandizing display cases

-

Procon® rotary vane pumps used in beverage and industrial fluid handling applications

Air Distribution Products Group

Our Air Distribution Products (“ADP”) business is a leading manufacturer of metal duct and fittings for residential heating, ventilating and air conditioning applications.  With manufacturing locations throughout the United States, ADP’s ability to service national accounts seamlessly gives ADP a competitive advantage over its smaller regional competitors.  Our total procurement leverage on the purchase of galvanized steel used in the production of our products and the investment in technology allows ADP to produce high-volume output at a lower cost while providing superior customer service.  Our products are sold through both HVAC wholesalers and through large scale do-it-yourself stores throughout the continental United States.  Our brand names in Air Distribution Products include Snappy®, ACME, ALCO and Standex.

Engraving Group

Our Engraving Group is a world leader in texturizing molds used in the production of plastic components, giving the final product the cosmetic appearance and appeal that our consumers require. We provide texturizing services for molds used to produce plastic components used in automotive applications and consumer products including toys, computers and other electronics devices. Our worldwide locations enable us to better serve our customers within key geographic areas, including the United States, Canada, Europe, China, Southeast Asia, Australia and South America.  In addition to mold texturizing, the Engraving Group also produces embossed and engraved rolls and plates and process tooling and machinery serving a wide variety of industries.  Through the development of new digital based process technology and acquisitions, the Engraving Group continues to build its market leadership position and to expand the breadth of products and services it provides to its customers.  The companies and products within the Engraving Group include Roehlen®, I R International and Eastern Engraving which engrave and emboss rolls and plates used in manufacturing continuous length materials; Innovent which makes specialized tooling used to manufacture absorbent cores of many consumer and medical products; Mold-Tech® which texturizes molds used in manufacturing plastic injected components; Mullen® Burst Testers; and Perkins converting and finishing machinery.  Our products are sold direct and through manufacturers’ representatives.  The Engraving Group serves a number of industries including the automotive, plastics, building products, synthetic materials, converting, textile and paper industry, computer, houseware and construction industries.

Engineering Technologies Group

Our Engineering Technologies Group, consisting of our Spincraft® operating segment (formerly reported as part of the Engineered Products Group), provides customized solutions in the fabrication and machining of engineered components.  Sales are made directly to our customers in the aerospace, energy, defense, marine, and aviation markets.

Electronics and Hydraulics Group

Our Electronics and Hydraulics Group consists of operating segments not otherwise aggregated under segment reporting criteria.  The following describes the businesses and products of our Electronics and Hydraulics Group.

-

Custom Hoists (formerly reported as the Hydraulic Products Group) which provides single and double acting telescopic and piston rod hydraulic cylinders to manufacturers of dump truck and dump trailers and other material handling applications.  Sales are made directly to OEMs manufacturing dump trucks, trash collection vehicles, lift trucks and other mobile units requiring hydraulic power.

-

Standex Electronics (formerly reported as part of the Engineered Products Group), which manufactures reed switches, electrical connectors, sensors, toroids and relays, fixed and variable inductors and electronic assemblies, fluid sensors, tunable inductors, transformers and magnetic components.  Sales are made both directly to customers and through manufacturers’ representatives, dealers and distributors.  End user market segments include automotive, white goods, lighting, HVAC, aerospace, military, medical, security, and general industrial applications.

Raw Materials

Raw materials and components necessary for the manufacture of our products are generally available from numerous sources.  Generally, we are not dependent on a single source of raw materials and supplies.  We do not foresee unavailability of materials or supplies which would have a significant adverse effect on any of our businesses, nor any of our segments, in the near term.  The prices of many commodities that we use generally remain at higher levels than in past years.  Discussion of the impacts of these materials is included in Management’s Discussion and Analysis.

Seasonality

We are a diversified business with generally low levels of seasonality, however our fiscal third quarter is typically the period with the lowest level of sales volume.

Patents and Trademarks

We hold approximately 84 United States patents covering processes, methods and devices and approximately 56 United States trademarks.  Many counterparts of these patents have also been registered in various foreign countries.  In addition, we have various foreign registered and common law trademarks.

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

Customers

Our business is not dependent upon a single customer or very few customers, the loss of any one of which would have a material adverse effect on our operations.  No customer accounted for more than 5% of our consolidated revenue in fiscal 2009 or any of the years presented.

Working Capital

Our primary source of working capital is the cash generated from continuing operations.  No segments require any special working capital needs outside of the normal course of business.

Backlog

Backlog orders believed to be firm at June 30, 2009 and 2008 are as follows (in thousands):

	2009	2008
Food Service Equipment	$37,523	$42,368
Air Distribution Products	726	2,492
Engraving	11,543	10,410
Engineering Technologies	65,261	53,255
Electronics and Hydraulics	9,290	18,701
Total	124,343	127,226
Net realizable beyond one year	28,008	15,563
Net realizable within one year	$96,335	$111,663

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

U. S. Domestic Housing Market

Our ADP segment is dependent upon demand in the new residential housing construction market.  This market is in the midst of a cyclical downtown with demand at its lowest point in over 50 years.  Discussion of the impact of this downturn on this segment is included in Management’s Discussion and Analysis.

International Operations

Substantially all of our international operations are included in the Food Service Equipment, Engraving Group, and Electronics and Hydraulics Products business segments.  International operations are conducted at 31 locations, in Europe, Canada, China, Singapore, Australia, Mexico and Brazil.  See the Notes to Consolidated Financial Statements for international operations financial data.  Our international operations contributed approximately 13% of operating revenues in 2009 and 14% in 2008.  International operations are subject to certain inherent risks in connection with the conduct of business in foreign countries including, exchange controls, price controls, limitations on participation in local enterprises, nationalizations, expropriation and other governmental action and changes in currency exchange rates.

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

To the best of our knowledge, we believe that we are presently in substantial compliance with all existing applicable environmental laws and regulations and do not anticipate any instances of non-compliance that will have a material effect on our future capital expenditures, earnings or competitive position.

Financial Information about Geographic Areas

Information regarding revenues from external customers attributed to: the United States, all foreign countries and any individual foreign country, if material, is contained in the Notes to Consolidated Financial Statements for “Industry Segment Information”.

Number of Employees

As of June 30, 2009, we employed approximately 3,300 employees of which approximately 2,300 were in the United States.  About 500 of our U.S. employees were represented by unions.  Approximately 17% of our workforce is situated in low-cost manufacturing regions such as Mexico and Asia.

Long-Lived Assets

Long-lived assets are described and discussed in the Notes to Consolidated Financial Statements under the caption “Long-Lived Assets.”

Available Information

Standex’s corporate headquarters are at 6 Manor Parkway, Salem, New Hampshire 03079, and our telephone number at that location is (603) 893-9701.

The U. S. Securities and Exchange Commission (the “SEC”) maintains an internet website at http://www.sec.gov that contains our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and all amendments thereto.  All reports that we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Standex’s internet website address is www.standex.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and all amendments thereto, are available free of charge on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.  In addition, our code of business conduct, our code of ethics for senior financial management, our corporate governance guidelines, and the charters of each of the committees of our Board of Directors (which are not deemed filed by this reference), are available on our website and are available in print to any Standex shareholder, without charge, upon request in writing to “Chief Legal Officer, Standex International Corporation, 6 Manor Parkway, Salem, New Hampshire, 03079”.

The certifications of Standex’s Chief Executive Officer and Chief Financial Officer, as required by the rules adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to this Form 10-K.  Standex’s Chief Executive Officer, Roger L. Fix, provided an annual certification to the New York Stock Exchange dated November 12, 2008, without qualification, as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Item 1A.  Risk Factors

An investment in the Company’s common shares involves various risks, including those mentioned below and those that are discussed from time to time in our other periodic filings with the SEC.  Investors should carefully consider these risks, along with the other information filed in this report, before making an investment decision regarding our common shares.  There may be additional risks which the Company is currently unaware of or which we currently consider immaterial.  All of these risks could have a material adverse effect on our financial condition, results of operations and/or value of our common shares.

A continuation of the deterioration in the economic environment could adversely affect our operating results and financial condition.

Recessionary economic conditions coupled with a tightening of credit could continue to adversely impact major markets served by our businesses, including cyclical markets such as residential housing, automotive, heavy construction vehicle, general industrial and food service.  A continuation of the economic recession could adversely affect our business by:

•

reducing demand for our products and services, particularly in markets where demand for our products and services is cyclical;

•

causing delays or cancellations of orders for our products or services;

•

reducing capital spending by our customers;

•

increasing price competition in our markets;

•

increasing difficulty in collecting accounts receivable;

•

increasing the risk of excess or obsolete inventories;

•

increasing the risk of impairment to long-lived assets due to reduced use of manufacturing facilities;

•

increasing the risk of supply interruptions that would be disruptive to our manufacturing processes; and

•

reducing the availability of credit for our customers.

We rely on our credit facility to provide us with sufficient capital to operate our businesses.

We rely on our revolving credit facility to provide us with sufficient capital to operate our businesses.  The availability of borrowings under our revolving credit facility is dependent upon our compliance with the covenants set forth in the facility, including the maintenance of certain financial ratios.  Our ability to comply with these covenants is dependent upon our future performance, which is subject to economic conditions in our markets along with factors that are beyond our control.  Violation of those covenants, whether as a result of recording goodwill impairment charges, incurring operating losses or otherwise, could result in our lenders restricting or terminating our borrowing ability under our credit facility, cause us to be liable for covenant waiver fees or other obligations, or trigger an event of default under the terms of our credit facility which could result in acceleration of the debt under the facility and require prepayment of the debt before its due date.  Even if new financing is available in the event of a default under our current credit facility, the interest rate charged on any new borrowing could be substantially higher than under the current credit facility, thus adversely affecting our overall financial condition.  If our lenders reduce or terminate our access to amounts under our credit facility, we may not have sufficient capital to fund our working capital needs or we may need to secure additional capital or financing to fund our working capital requirements or to repay outstanding debt under our credit facility.

Our credit facility contains covenants that restrict our activities.

Our revolving credit facility contains covenants that restrict our activities, including our ability to:

•

incur additional indebtedness;

•

make investments;

•

create liens;

•

pay cash dividends unless we are in compliance with certain financial covenants; and

•

sell material assets.

Our global operations subject us to international business risks.

We operate in 31 locations outside of the United States in North America, South America, Europe and Asia.  If we are unable to successfully manage the risks inherent to the operation and expansion of our global businesses, those risks could have a material adverse effect on our business, results of operations or financial condition.  Those international business risks include:

•

fluctuations in currency exchange rates;

•

restrictions on repatriation of earnings;

•

import and export controls;

•

political, social and economic instability or disruptions;

•

potential adverse tax consequences;

•

difficulties in staffing and managing multi-national operations;

•

difficulties in our ability to enforce legal rights and remedies; and

•

changes in regulatory requirements.

Failure to achieve expected savings and synergies could adversely impact our operating profits and cash flows.

We focus on reducing operating costs through lean and low cost sourcing and manufacturing initiatives, improving working capital management, developing new and enhanced products, consolidating factories where appropriate, automating manufacturing capabilities, diversification efforts and completing acquisitions which deliver synergies to supplement sales and growth.  If we were unable to reduce costs and expenses through such programs, this failure could adversely affect our operating profits and cash flows.  In addition, actions we may take to consolidate manufacturing operations to achieve cost savings or adjust to market developments may result in restructuring charges that adversely affect our profits.

We face significant competition in our markets and, if we are not able to respond to competition in our markets, our net sales, profits and cash flows could decline.

Our businesses operate in highly competitive markets.  In order to effectively compete, we must retain longstanding relationships with significant customers, offer attractive pricing, develop enhancements to products that offer performance features that are superior to our competitors and which maintain our brand recognition, continue to automate our manufacturing capabilities, continue to grow our business by establishing relationships with new customers, diversify into emerging markets and penetrate new markets.  If we are unable to compete effectively, our net sales, profitability and cash flows could decline.  Pricing pressures resulting from competition may adversely affect our net sales and profitability.

If we are unable to successfully introduce new products and product enhancements, our future growth could be impaired.

Our ability to develop new products and innovations to satisfy customer needs or demands in the markets we serve can affect our competitive position and often requires significant investment of resources.  Difficulties or delays in research, development or production of new products and services or failure to gain market acceptance of new products and technologies may significantly reduce future net sales and adversely affect our competitive position.

Increased prices or significant shortages of the commodities that we use in our businesses could result in lower net sales, profits and cash flows.

We purchase large quantities of steel, refrigeration components, foam insulation and other metal commodities for the manufacture of our products.  Historically, prices for these commodities have fluctuated, and we have not entered into long term contracts or other arrangements to hedge the risk of price increases in these commodities.  Significant price increases for these commodities could adversely affect our operating profits if we cannot timely mitigate the price increases by successfully sourcing lower cost commodities or by passing the increased costs on to customers.  Shortages or other disruptions in the supply of these commodities could delay sales or increase costs.

An inability to identify or complete future acquisitions could adversely affect our future growth.

As part of our growth strategy, we intend to pursue acquisitions that provide opportunities for profitable growth for our businesses and which enable us to leverage our competitive strengths.  For example, in 2007, we made two acquisitions in our Food Service Equipment Group which significantly increased the size of that group.  While we continue to evaluate potential acquisitions, we may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms, obtain regulatory approval for certain acquisitions or otherwise complete acquisitions in the future.  An inability to identify or complete future acquisitions could limit our future growth.

We may experience difficulties in integrating acquisitions.

Integration of acquired companies involves a number of risks, including:

•

inability to operate acquired businesses profitably;

•

failure to accomplish strategic objectives for those acquisitions;

•

unanticipated costs relating to acquisitions or to the integration of the acquired businesses;

•

difficulties in achieving planned cost-savings and synergies; and

•

possible future impairment charges for goodwill and non-amortizable intangible assets that are recorded as a result of acquisitions.

Additionally, our level of indebtedness may increase in the future if we finance acquisitions with debt, which would cause us to incur additional interest expense and could increase our vulnerability to general adverse economic and industry conditions and limit our ability to service our debt or obtain additional financing.  We cannot assure that future acquisitions will not have a material adverse effect on our financial condition, results of operations and cash flows.

Impairment charges could reduce our profitability.

We test goodwill and our other intangible assets with indefinite useful lives for impairment on an annual basis or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value.  During fiscal 2009, we incurred an impairment charge of $21.3 million relating to goodwill and intangible assets in our Food Service Equipment Group.  Various uncertainties, including continued adverse conditions in the capital markets or changes in general economic conditions, could impact the future operating performance at one or more of our businesses which could significantly affect our valuations and could result in additional future impairments.  The recognition of an impairment of a significant portion of goodwill would negatively affect our results of operations, the effect of which could be material to us.

Material adverse or unforeseen legal judgments, fines, penalties or settlements could have an adverse impact on our profits and cash flows.

We are and may, from time to time, become a party to legal proceedings incidental to our businesses, including, but not limited to, alleged claims relating to product liability, environmental compliance, patent infringement, commercial disputes and employment matters.  In accordance with United States generally accepted accounting principles, we have established reserves based on our assessment of contingencies.  Subsequent developments in legal proceedings may affect our assessment and estimates of loss contingencies recorded as reserves which could require us to record additional reserves or make additional material payments which could adversely affect our profits and cash flows.  Even the successful defense of legal proceedings may cause us to incur substantial legal costs and may divert management's time and resources away from our businesses.

The costs of complying with existing or future environmental regulations, and of correcting any violations of these regulations, could increase our expenses and reduce our profitability.

We are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, use and disposal of chemicals, hazardous waste and other toxic and hazardous materials used to manufacture, or resulting from the process of manufacturing, our products.  We cannot predict the nature, scope or effect of regulatory requirements to which our operations might be subject or the manner in which existing or future laws will be administered or interpreted.  We are also exposed to potential legacy environmental risks relating to businesses we no longer own or operate.  Future regulations could be applied to materials, products or activities that have not been subject to regulation previously.  The costs of complying with new or more stringent regulations, or with more vigorous enforcement of these or existing regulations, could be significant.

In addition, properly permitted waste disposal facilities used by us as a legal and legitimate repository for hazardous waste may in the future become mismanaged or abandoned without our knowledge or involvement.  In such event, legacy landfill liability could attach to or be imposed upon us in proportion to the waste deposited at any disposal facility.

Environmental laws require us to maintain and comply with a number of permits, authorizations and approvals and to maintain and update training programs and safety data regarding materials used in our processes.  Violations of these requirements could result in financial penalties and other enforcement actions.  We could be required to halt one or more portions of our operations until a violation is cured.  Although we attempt to operate in compliance with these environmental laws, we may not succeed in this effort at all times.  The costs of curing violations or resolving enforcement actions that might be initiated by government authorities could be substantial.

Contingent liabilities from businesses that we have sold could adversely affect our results of operations and financial condition.

We have retained responsibility for some of the known and unknown contingent liabilities related to a number of businesses we have sold, such as lawsuits, tax liabilities, product liability claims and environmental matters and have agreed to indemnify purchasers of these businesses for certain of those contingent liabilities.  The purchaser of Berean filed a Chapter 11 bankruptcy petition on June 9, 2009.  On July 27, 2009, the Bankruptcy Court approved a sale under Section 363 of the Bankruptcy Code of substantially all of the assets of Berean to a newly-formed entity, Berean Christian Stores Endeavor, LLC ("Berean Endeavor"), which has assumed all of the Berean leases on which we remain a guarantor.  The failure of Berean Endeavor to improve the performance of the business could make it unable to satisfy its obligations under the leases, which could trigger our continuing guaranty obligation.

The trading price of our common stock has been volatile, and investors in our common stock may experience substantial losses.

The trading price of our common stock has been volatile and may become volatile again in the future.  The trading price of our common stock could decline or fluctuate in response to a variety of factors, including:

•

our failure to meet the performance estimates of securities analysts;

•

changes in financial estimates of our net sales and operating results or buy/sell recommendations by securities analysts;

•

fluctuations in our quarterly operating results;

•

substantial sales of our common stock;

•

changes in the amount or frequency of our payment of dividends or repurchases of our common stock;

•

general stock market conditions; or

•

other economic or external factors.

Decreases in discount rates and actual rates of return could require future pension contributions to our pension plans which could limit our flexibility in managing our company.

Key assumptions inherent in our actuarially calculated pension plan obligations and pension plan expense are the discount rate and the expected rate of return on plan assets.  If discount rates and actual rates of return on invested plan assets were to decrease significantly, our pension plan obligations could increase materially.  The size of future required pension contributions could require us to dedicate a greater portion of our cash flow from operations to making contributions, which could negatively impact our financial flexibility.

Various restrictions in our charter documents, Delaware law and our credit agreement could prevent or delay a change in control of us that is not supported by our board of directors.

We are subject to a number of provisions in our charter documents, Delaware law and our credit facility that may discourage, delay or prevent a merger, acquisition or change of control that a stockholder may consider favorable.  These anti-takeover provisions include:

•

maintaining a classified board and imposing advance notice procedures for nominations of candidates for election as directors and for stockholder proposals to be considered at stockholders' meetings;

•

a provision in our certificate of incorporation that requires the approval of the holders of 80% of the outstanding shares of our common sock to adopt any agreement of merger, the sale of substantially all of the assets of Standex to a third party or the issuance or transfer by Standex of voting securities having a fair market value of $1 million or more to a third party, if in any such case such third party is the beneficial owner of 10% or more of the outstanding shares of our common stock, unless the transaction has been approved prior to its consummation by all of our directors;

•

requiring the affirmative vote of the holders of at least 80% of the outstanding shares of our common stock for stockholders to amend our amended and restated by-laws;

•

covenants in our credit facility restricting mergers, asset sales and similar transactions; and

•

the Delaware anti-takeover statute contained in Section 203 of the Delaware General Corporation Law.

Section 203 of the Delaware General Corporation Law prohibits a merger, consolidation, asset sale or other similar business combination between Standex and any stockholder of 15% or more of our voting stock for a period of three years after the stockholder acquires 15% or more of our voting stock, unless (1) the transaction is approved by our board of directors before the stockholder acquires 15% or more of our voting stock, (2) upon completing the transaction the stockholder owns at least 85% of our voting stock outstanding at the commencement of the transaction, or (3) the transaction is approved by our board of directors and the holders of 66 2/3% of our voting stock, excluding shares of our voting stock owned by the stockholder.

Item 1B.  Unresolved Staff Comments

Not applicable

Item 2.  Properties

At June 30, 2009, we operated a total of 80 manufacturing plants and warehouses located throughout the United States, Europe, Canada, Australia, Singapore, China, Brazil and Mexico.  The Company owned 33 of the facilities and the balance were leased.   The approximate building space utilized by each product group of Standex at June 30, 2009 is as follows (in thousands):

	Area in Square Feet
	Owned	Leased
Food Service Equipment	1,298	409
Air Distribution Products	431	245
Engraving	421	227
Engineering Technologies	174	45
Electronics and Hydraulics	152	164
Corporate and other	178	--
Total	2,654	1,090

In general, the buildings are in sound operating condition and are considered to be adequate for their intended purposes and current uses.

We own substantially all of the machinery and equipment utilized in our businesses.

Item 3.  Legal Proceedings

There are no material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year.

Executive Officers of Standex

The executive officers of the Company as of June 30, 2009 were as follows:

Name	Age	Principal Occupation During the Past Five Years

Roger L. Fix	56	Chief Executive Officer of the Company since January 2003; President of the Company since December 2001
Thomas D. DeByle	49

Vice President, Chief Financial Officer, and Treasurer of the Company since March 2008; Vice President of Finance and Chief Financial Officer of Bobcat Company Doosan Infracore November 2007 – March 2008 due to the divestiture of the Compact Equipment businesses from Ingersoll Rand, prior thereto various senior financial positions in Ingersoll Rand from September 2001 November 2007 including Sector CFO of the Compact Vehicle Technologies Sector (Club Car and Bobcat).

Deborah A. Rosen	54	Chief Legal Officer of the Company since October 2001; Vice President of the Company since July 1999; Secretary of the Company since 1997.
John Abbott	50	Group Vice President of the Food Service Group since December 2006; and prior thereto President of Filtration Group of Pentair from 2004 to 2006.

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

PART II

Item 5.  Market for Standex Common Stock

Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market in which the Common Stock of Standex is traded is the New York Stock Exchange under the ticker symbol “SXI”.  The high and low sales prices for the Common Stock on the New York Stock Exchange and the dividends paid per Common Share for each quarter in the last two fiscal years are as follows:

Common Stock Prices and Dividends Paid
	Common Stock Price Range				Dividends Per Share
	2009		2008
Year Ended June 30	High	Low	High	Low	2009	2008
First quarter	$30.00	$18.84	$29.23	$20.68	$0.21	$0.21
Second quarter	29.48	17.00	22.54	17.45	0.21	0.21
Third quarter	20.82	7.85	22.75	16.01	0.05	0.21
Fourth quarter	15.04	8.30	23.64	18.20	0.05	0.21

The approximate number of stockholders of record on August 24, 2009 was 2,379.

Additional information regarding our equity compensation plans is presented in the Notes to Consolidated Financial Statements under the caption “Stock-Based Compensation and Purchase Plans” and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

On May 8, 2009, the Company issued 42,783 shares of common stock from its treasury shares to the former owners of IR International, which was acquired by Standex in 2003.  The shares, along with a cash payment of $3.6 million, were issued upon the receipt of a Certificate of Satisfactory Completion of Remediation from the Virginia Department of Environmental Quality for the Company’s Richmond, Virginia, Engraving Group facility, which was a contingent requirement of the acquisition whereby Standex purchased the facility.  An exemption from registration of the shares was claimed under Regulation D, Rule 506 of the Securities Act.  The exemption applied because there were fewer than 35 purchasers, each purchaser was an accredited investor and the transaction did not involve a public offering.

Issuer Purchases of Equity Securities (1)
Quarter Ended June 30, 2009
Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 -
April 30, 2009	151	$10.00	151	686,805
May 1, 2009 -
May 31, 2009	98	$9.19	98	686,707
June 1, 2009 -
June 30, 2009	130	$10.10	130	686,577
TOTAL	379	$9.82	379	686,577

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

The following graph compares the cumulative total stockholder return on the Company’s Common Stock as of the end of each of the last five fiscal years, with the cumulative total stockholder return on the Standard & Poor’s Small Cap 600 (Industrial Segment) Index and on the Russell 2000 Index, assuming an investment of $100 in each at their closing prices on June 30, 2004 and the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Standex International Corporation, The Russell 2000 Index
And The S&P SmallCap 600 Industrials

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
6/04
6/05
6/06
6/07
6/08
6/09
Standex International Corporation
Russell 2000
S&P SmallCap 600 Industrials

*$100 invested on 6/30/04 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Item 6.  Selected Consolidated Financial Data

Selected financial data for the five years ended June 30, 2009 is as follows:

See Item 7 for discussions on comparability of the below.

	2009	2008	2007	2006	2005
SUMMARY OF OPERATIONS (in thousands)
Net sales
Food Service Equipment	$350,358	$381,254	$299,009	$245,049	$230,392
Air Distribution Products	66,534	88,334	110,081	129,383	129,716
Engraving	77,311	92,167	84,223	87,377	77,271
Engineering Technologies	51,693	51,615	41,829	37,616	39,428
Electronics and Hydraulics	61,190	84,171	86,069	90,513	82,671
Total	$607,086	$697,541	$621,211	$589,938	$559,478
Gross profit	$175,975	$201,847	$172,804	$172,614	$160,564
Operating income
Food Service Equipment (a)	$9,900	$31,460	$18,242	$18,771	$20,578
Air Distribution Products	713	(340)	2,610	11,089	7,424
Engraving	7,028	9,611	7,595	12,835	9,904
Engineering Technologies	8,667	9,770	6,824	6,665	8,125
Electronics and Hydraulics	3,459	8,106	9,158	9,257	9,069
Restructuring (b)	(7,839)	(590)	(286)	(930)	(2,668)
Other Operating Income	--	--	1,023	410	1,672
Corporate	(15,907)	(19,088)	(15,069)	(19,346)	(18,277)
Total	$6,021	$38,929	$30,097	$38,751	$35,827
Interest expense	(6,532)	(9,510)	(9,025)	(7,681)	(6,493)
Other Non-Operating Income	215	324	1,464	893	523
Provision for income taxes	(1,594)	(10,459)	(6,611)	(11,028)	(9,382)
Income from continuing operations	(1,890)	19,284	15,925	20,935	20,475
Income/(loss) from discontinued operations	(3,515)	(774)	5,317	2,208	3,168
Net income	($5,405)	$18,510	$21,242	$23,143	$23,643

(a)

Includes $21.3 million of impairment of goodwill and intangible assets during 2009.

(b)

See discussion of restructuring activities in Note 16 of the consolidated financial statements.

Financial results after January 1, 2007, reflect the acquisition of Associated American Industries and American Foodservice.

PER SHARE DATA
Basic
Income from continuing operations	($0.15)	$1.57	$1.30	$1.71	$1.67
Income/(loss) from discontinued operations	(0.29)	(0.06)	0.44	0.18	0.26
Total	($0.44)	$1.51	$1.74	$1.89	$1.93
Diluted
Income from continuing operations	($0.15)	$1.55	$1.28	$1.67	$1.65
Income/(loss) from discontinued operations	(0.29)	(0.06)	0.43	0.18	0.26
Total	($0.44)	$1.49	$1.71	$1.85	$1.91

Dividends paid	$0.68	$0.84	$0.84	$0.84	$0.84

	2009	2008	2007	2006	2005
BALANCE SHEET AND CASH FLOW
Total assets	$433,709	$523,034	$539,900	$478,673	$442,306
Accounts receivable	81,893	103,055	106,116	99,310	93,676
Inventories	75,634	87,619	91,301	91,719	86,836
Accounts payable	(58,802)	(66,174)	(65,977)	(62,742)	(58,379)
Goodwill	101,722	120,650	118,911	73,272	65,339

Long-term debt	$94,300	$106,086	$164,158	$113,729	$53,300
Short-term debt	--	28,579	4,162	3,873	52,213
Total debt	94,300	134,665	168,320	117,602	105,513
Less cash	8,984	28,657	24,057	32,590	23,691
Net debt	85,316	106,008	144,263	85,012	81,822
Stockholders' equity	176,286	223,158	204,431	200,295	175,553

Depreciation and amortization	$15,541	$17,113	$15,198	$12,033	$10,907
Capital expenditures	$5,689	$10,989	$10,341	$15,144	$7,990
Operating cash flow from continuing operations	$43,273	$45,183	$32,497	$31,557	$18,244

Accounts receivable, inventories, and accounts payable in the above table include the applicable amounts from discontinued operations in fiscal years 2005 and 2006

KEY STATISTICS	2009	2008	2007	2006	2005
Gross profit margin	28.99%	28.94%	27.82%	29.30%	28.70%
Operating income margin (a)	0.99%	5.58%	4.84%	6.57%	6.40%

 (a) Includes $21.3 million of impairment of goodwill and intangible assets during 2009.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading manufacturer of a variety of products and services for diverse commercial and industrial market segments.  We have five reporting segments:  Food Service Equipment Group, Air Distribution Products Group (ADP), Engraving Group, Engineering Technologies Group, and Electronics and Hydraulics.  We are a manufacturer of products sold to commercial and industrial customers.  This has enabled us to align all of our businesses with our core manufacturing competencies.  Our continuing objective is to identify those of our businesses which hold the greatest potential for profitable growth, and direct our resources to supporting both organic growth and acquisition opportunities in those businesses.

In the recessionary environment in which we have operated during the past year, our focus has been on aggressively reducing the costs throughout all of our operations.  To that end, we have reduced the total size of the US based work force, including both office and shop floor personnel, by approximately 25% during the course of the year.  Since the beginning of fiscal 2009 we reduced our U.S.-based salaried and indirect labor staffing levels by approximately 260 positions resulting in annual savings of approximately $14 million.  In addition, during the third quarter, except where prohibited by collective bargaining agreements, we announced that employee salaries would be frozen and employer contributions to defined contribution plans would be suspended through at least the end of calendar year 2009.  Finally, we have eliminated all annual incentive bonus payments and long term management incentive payouts for fiscal year 2009.

We also, as part of our ongoing efforts to improve the utilization of our manufacturing infrastructure, have accelerated the implementation of plans to consolidate our global manufacturing footprint as outlined below:

•

In our ADP Group we closed our Bartonville, Illinois, facility during the first quarter and transferred its production to two of our existing ADP facilities.

•

In our Food Service Equipment Group we announced the closure of a facility located in New York in the third quarter and successfully completed the transfer of the production from this facility to our operations in Mexico and Wyoming.  Also during the fourth quarter, we began the consolidation of another Food Service Equipment group facility, the APW Wyott facility located in Dallas, into our Nogales, Mexico facility.  We expect to complete this latest consolidation during the first half of 2010.

•

In our Engraving Group, we completed the consolidation of two roll engraving operations into our Richmond, Virginia facility during the first quarter.  In the third quarter, we consolidated the mold texturizing production at our Detroit facility into our facility located in Canada.

•

In our Electronics and Hydraulics Group, we completed the consolidation of the production from our remaining Canadian Electronics operation into existing facilities located in Mexico and China during the fourth quarter.  We also announced the consolidation of the production of the BG Labs business which we acquired in August 2008 into our facilities in Cincinnati, Ohio.  This consolidation will be completed in the first quarter of 2010.  We closed a manufacturing operation in the Hydraulics unit during the second quarter and consolidated production into an existing facility.

The annual savings to be achieved by the plant consolidations completed in 2009 is estimated to be $10 million.  The Food Service plant consolidation scheduled to be completed by the end of calendar 2009 will yield an estimated additional $2.5 million in annual savings.

In addition to headcount reductions, we achieved cost reductions in all aspects of procurement including purchase of inventory items, maintenance and repair supplies and services.  We also focused on driving improved productivity from our internal operations including shop floor productivity, reduced scrap and warranty expense and reductions in other controllable expense categories.  In the procurement and productivity cost categories we achieved annual cost savings in excess of $12 million which became fully implemented at the end of the fourth quarter of 2009.

Further, we continue our strong focus on working capital management and cash flow generation with the intent of improving our liquidity and making additional payments on borrowings under the Company’s revolving credit facility.  In addition, the Company is repatriating cash in instances where the Company can remit to the U.S. without incurring a significant net tax cost, as well as restricting capital expenditures.  The strong operating cash flow from continuing operations of $43.3 million and resulting debt reduction of $40.4 million for the full fiscal year indicate that these actions have also been successful. The resulting additional borrowing capacity is expected to provide additional financial flexibility for the foreseeable future.

The cost reduction initiatives outlined above that were completed in 2009 will deliver a total of $36 million in annualized savings.  Approximately $15.5 million of this total savings was realized in 2009 and the remaining $20.5 million will be realized in 2010.

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

Unless otherwise noted, references to years are to fiscal years.

Consolidated Results from Continuing Operations (in thousands):

	2009	2008	2007
Net sales	$607,086	$697,541	$621,211
Gross profit margin	29.0%	28.9%	27.8%
Restructuring expense	($7,839)	($590)	($286)
Income from operations	$6,021	$38,929	$30,097

Backlog	$96,335	$111,663	$113,844

Net Sales
	2009	2008	2007
Net sales, as reported	$607,086	$697,541	$621,211
Components of change in sales:
Effect of acquisitions	--	$51,285	$57,839
Effect of exchange rates	($10,528)	$10,262	$5,313
Organic sales/(decline) growth	($79,927)	$14,783	($31,879)

Net sales decreased $90.5 million in 2009, a 13.0% decrease from the prior year.  Organic sales decreased $79.9 million or 11.5%, with the remaining difference due to exchange rates.  While we experienced a recession-driven decrease in sales across all segments except for the Engineering Technologies Group, sales in our ADP and Electronics and Hydraulics segments had the most significant declines, as downturns in the housing, white goods, and heavy truck industries impacted the sales of these segments.

Net sales increased $76.3 million in fiscal 2008, a 12.3% increase from the prior year.  The net sales increase was positively impacted by the full year impact of our 2007 acquisitions and favorable exchange rates.  Organic sales grew $14.8 million or 2.4%.  Sales in our ADP and Electronics and Hydraulics Products segments experienced declines, as downturns in the housing and heavy truck industries impacted the sales of these segments.  Discussion of the performance of all our segments is more fully detailed below.

Gross Profit Margin

Our gross profit margin increased in 2009 to 29.0% from 28.9% in 2008.  This increase in margin is due to our efforts to reduce our cost structure, as reductions in materials and value added costs were able to outpace the natural inefficiencies resulting from our decrease in sales.  We believe that our cost reduction efforts will better position our operations for higher gross margins when a macroeconomic recovery occurs. Our gross profit margin increased in fiscal 2008 to 28.9% from 27.8% in 2007.

Restructuring

On July 25, 2008, the Company announced the closure of the ADP production facility located in Bartonville, Illinois.  The Company’s decision to close the Bartonville facility was in response to the Company’s lean initiatives, excess capacity, and the continuing decline in the new residential construction market.  The sales and production activities at the Bartonville facility were relocated to other ADP facilities.  Standex recorded a $4.6 million pre-tax expense related to the closure of the Bartonville facility during 2009.

In the second quarter of 2009, the Company closed the Bessemer, Alabama, manufacturing and distribution facility of its Hydraulics unit within the Electronics and Hydraulics Group.  Production from this plant was consolidated into our other Hydraulics operation in Ohio.

In January 2009, the Company announced the consolidation of three facilities, one each in the Food Service Equipment, Engraving, and Electronics and Hydraulics groups.  Production at these locations will be integrated into existing facilities throughout the world in their respective divisions.  Related restructuring expenses of $1.9 million were incurred during the year for these consolidations.

The Company has reduced its US based employment by 25% across all divisions in order to reduce costs in response to the macroeconomic recessionary environment and its expected effects on the Company in the immediate future.  The Company recorded $1.3 million of pre-tax restructuring expense related to this initiative during 2009.

Income from Operations

Income from operations during 2009 decreased $32.9 million, or 84.5% when compared to 2008.  This includes the impact of $21.3 million of impairment of goodwill and intangible assets during the year, as well as restructuring costs of $7.8 million during the year.  Absent these costs, income from operations decreased $3.7 million, or 9.6%, from 2008, which is attributable to the 13% year-over-year decline in sales offset by the aforementioned improvements in our cost structure.

Income from operations during 2008 increased $8.8 million, or 29.3% when compared to 2007.  Excluding the impact of acquisitions, the increase was $5.3 million or 17.6%.  This increase is due to several factors including cost reductions and improvements in productivity at a number of the Company’s divisions, profit leverage resulting from a 2.4% organic sales growth, and reduced U.S. pension plan expense due to the freezing of the salaried defined benefit plan.

Discussion of the performance of all of our Groups is more fully explained in the segment analysis that follows.

Income Taxes

The Company’s income tax provision from continuing operations for the fiscal year ended June 30, 2009 was $1.6 million, or an effective rate of (539.0%), compared to $10.5 million, or an effective rate of 35.2%, for the fiscal year ended June 30, 2008 and $6.6 million, or an effective rate of 29.3%, for the fiscal year ended June 30, 2007.  Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, size of the Company’s income or loss and any one time activities occurring during the period.

The Company’s income tax provision from continuing operations for the fiscal year ended June 30, 2009 was significantly impacted by the following items (i) a benefit of $0.8 million from the reversal of income tax contingency reserves that were determined to be no longer needed due to the expiration of applicable limitation statutes, (ii) the $21.3 million impairment for which only $1.3 of tax benefit could be realized, as the goodwill had no tax basis, (iii) a benefit totaling $1.7 million from the reversal of the deferred tax liability that was no longer required due to a change in the U.S. tax classification of one of our foreign entities, (iv) a benefit of $0.6 million related primarily to the retroactive extension of the R&D credit recorded during the second quarter and (v) a benefit related to the receipt of $1.1 million of nontaxable life insurance proceeds during the first quarter.

Capital Expenditures

In general, our capital expenditures over the longer term are expected to be approximately equivalent to our annual depreciation costs.  In 2009, capital expenditures of $5.7 million were below our annual depreciation of $12.3 million and reflect our strategy of cash conservation and debt reduction in response to the current recessionary environment.  In 2008, our capital expenditures were $11.0 million.

Backlog

Backlog at June 30, 2009 decreased $15.3 million to $96.3 million when compared to fiscal 2008, a 13.7% decrease when compared to prior year.  This decrease is correspondent with our decrease in sales volume as a result of the broader economic climate, and is across all segments, with the exception of a slight increase for the Engraving Group.

Segment Analysis

Net Sales

The following table presents net sales by business segment (in thousands):

	2009	2008	2007
Food Service Equipment	$350,358	$381,254	299,009
Air Distribution Products	66,534	88,334	110,081
Engraving	77,311	92,167	84,223
Engineering Technologies	51,693	51,615	41,829
Electronics and Hydraulics	61,190	84,171	86,069
	$607,086	$697,541	$621,211

Food Service Equipment

Net sales in 2009 decreased $30.9 million, or 8.1%, from 2008.   The effects of foreign exchange rates accounted for $3.7 million of the decline.  When removing the effect of foreign exchange rate impact, sales decreased $27.3 Million, or 7.2%, when compared with the same period one year earlier.  We achieved slight organic growth in our Refrigerated Solutions businesses (walk-in cooler and refrigerated cabinets) generally due to market share gains and nominal price increases.  Our Cooking Solutions and Custom Solutions businesses experienced sales declines primarily due to the market deterioration that began in the second fiscal quarter.

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

Air Distribution Products

Net sales for 2009, declined $21.8 million, or 24.7% from the prior year. Standex evaluates the available market for ADP by monitoring new housing start data, published monthly by the U.S. Department of Housing and Urban Development.  Sales to the Group’s customers typically lag new home starts by three to four months.  A volume decline of 34.3% was driven by a similar decline in housing starts of 36.8 % during the year.  ADP continues to pursue market share gains through its traditional wholesaler channels by expanding its sales force, focusing on underpenetrated markets, and by adding new, adjacent product offerings, such as flex duct.  These initiatives have resulted in market share gains; however, the sales volume increases resulting from these gains are marginal compared to overall market deterioration.

ADP’s fiscal 2008 sales declined $21.7 million from fiscal 2007 levels, a 19.8% reduction.  The decrease in ADP’s volume was due to the continuing, significant decline in new residential construction offset partially by market share gains.  During fiscal 2008 the housing starts deteriorated by over 24% while during the same period ADP’s sales, adjusted for price changes, were lower by 23%.

Engraving

Sales in the Engraving Group decreased by $14.9 million, or 16.1% from fiscal 2008 levels.  The largest industry served by the mold texturization business, a significant part of the Group, is the automotive industry.  Sales in this industry are driven by the number of new and redesigned platforms that the OEM’s introduce during the year.  The Group experienced a widespread decrease in sales of mold texturizing for automotive OEM platform work in most geographic regions, especially Europe, in 2009 due to OEM’s launching fewer new auto platforms and delaying current programs.  Lower mold texturing sales were partially offset by stronger sales in core forming tools and filtration screens related to our Innovent business.  North American operations sales declined 12.8% and international operations sales declined 22.5%.  Although this has been a challenging year, we believe that our global presence, as well as our ability to be very responsive to our automotive OEM customers’ needs will continue to allow us to leverage our customers’ desire to work with one company worldwide while meeting their requirements for design and production consistency.

During 2008, sales in the Engraving Group increased by $7.9 million, or 9.4%, from the fiscal 2007 level.  Sales growth was driven primarily in mold texturization.  These results were partially offset by weakness in the roll, plate and machinery business which was negatively impacted by slowdowns in the automotive and housing markets.  Net sales increased by $2.2 million when compared to fiscal 2007 after excluding the effects of foreign exchange which added $5.7 million.  During fiscal 2008, sales to the automotive industry experienced an increase due to market share gains, strong demand from our automotive OEM customers in North American and Europe, growth in our China operations as well as very solid performance in our European businesses.

Engineering Technologies

Sales increased $0.1 million in fiscal 2009 when compared to the prior year.  Our metal spinning and fabrication businesses, which serve customers in the energy, marine, aviation, missile and aerospace industries, experienced steady performance. We secured new contracts for tank systems for the growing unmanned aerial vehicles market and contracts for tooling and hardware related to NASA’s Orion and Ares rocket programs.  In addition this group saw an increase in demand for land based turbine components.

2008 sales in this Group increased $9.8 million, or 23.4%, when compared to the prior year.  The energy, aerospace, and aviation industries increasingly sourced fabricated metal parts from third parties rather than manufacturing these parts themselves, which benefited our spinning and fabrication businesses.  During 2008, one of our metal spinning businesses recognized $5.1 million of revenue on a contract for tooling and hardware related to NASA’s Orion rocket program.

Electronics and Hydraulics

Sales declined by $23.0 million, or 27.3% in 2009 when compared to the same period one year earlier.  For the Electronics unit, the decline is attributable to the global recession  in the automotive, white goods and HVAC market segments, which experienced steep declines during the second half of fiscal 2009.  Within the Hydraulics unit, the global decline in new orders for dump trucks and dump trailers has been dramatic, as the recession has resulted in a general lack of credit availability for buyers, as well as an excess of used and repossessed equipment flooding the market.  Many difficult yet necessary steps have been undertaken to re-position the Group, including significant layoffs and plant closings in both units, and the Group is focusing on new products and non-traditional applications for our products as a means to achieve organic growth.

Sales declined by $1.9 million, or 2.2% in fiscal 2008 when compared to the same period one year earlier.  Relatively flat year over year sales at our Electronics business were attributable to weakness in the automotive, security, HVAC and white goods markets, offset by new business in the medical and controls markets.  In the Hydraulics unit, declines in the U.S. market were driven by several factors, including new EPA regulations, dramatic increases in the price of fuel, and the general slowdown in the construction sector.

Income from Operations

The following table presents income from operations by business segment (in thousands):

	2009	2008	2007
Food Service Equipment	$9,900	$31,460	18,242
Air Distribution Products	713	(340)	2,610
Engraving	7,028	9,611	7,595
Engineering Technologies	8,667	9,770	6,824
Electronics and Hydraulics	3,459	8,106	9,158
Restructuring	(7,839)	(590)	(286)
Other income, net	-	-	1,023
Corporate	(15,907)	(19,088)	(15,069)
	$6,021	$38,929	$30,097

Food Service Equipment

Income from operations (our measure of segment profit performance) for fiscal 2009 decreased approximately $21.6 million, or 68.5%, when compared to the same period one year earlier.  Excluding the effect of a $21.3 million impairment of goodwill and intangible assets during the third quarter, operating income was approximately flat year-over-year.  An 8.1% decline in sales volume was offset by staffing reductions, material and labor productivity improvements, and nominal price increases.  These savings initiatives were partially offset by commodity cost increases in the first half and negative sales mix in the first quarter.

Income from operations increased $13.2 million from $18.2 million in fiscal 2007 to $31.5 million in fiscal 2008, a 72.5% increase.  The full year impact of acquisitions completed in fiscal 2007 added approximately $3.5 million in income from operations during fiscal 2008.  Excluding the impact of acquisitions, income from operations increased $9.7 million, or 53.1%, compared to fiscal 2007.  Our Master-Bilt and Nor-Lake divisions experienced operating income growth in excess of 75% driven by organic sales growth, price increases, cost reductions and improved manufacturing efficiencies in all manufacturing locations.  Our Procon pump business experienced a 38% improvement in operating income due to organic sales growth, exchange gains, material cost reduction programs and operational improvements in their Mexico and Ireland operations.

Air Distribution Products

Operating income for 2009 was $0.7 million, an increase of $1.1 million from 2008.  Price increases implemented in early 2009 partially offset raw steel price increases and declining sales volume.  These raw material price increase were also offset by significant year over year cost savings achieved from the shutdown of the Bartonville, Illinois, facility in July 2008 and salaried and hourly workforce reductions which took place primarily in the third quarter of the year.  Additionally, the Group recorded expenses of $3.5 million during the third quarter of 2009 to write down inventory of higher-cost metal purchased in the first half the year to its fair market value.

Fiscal 2008 income from operations decreased $3.0 million from prior year.  The decrease is due primarily to sales volume declines and to a lesser extent, material cost increases.  Metal costs escalated more than 49% during the period.  Specific raw material cost reduction strategies along with third and fourth quarter price increases helped to partially offset these cost escalations.

Engraving

Income from operations decreased by $2.6 million, or 26.9%, to $7.0 million when compared to fiscal 2008.  Restructuring measures taken during the year consist of the completion of the closure of our Ohio mold texturizing and New Jersey roll embossing facilities begun in 2008, and an additional consolidation during the year of our Michigan mold texturizing facility.  In addition, the Group continued to expand the use of Lean enterprise techniques throughout its operations in order to further improve profitability and responsiveness to our customers.

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

Engineering Technologies

Income from operations decreased $1.1 million or 11.3% in fiscal 2009 when compared to the same period one year earlier.  The reduced profitability was the result of a shift in mix to lower margin products for the energy markets and away from aerospace sales. The introduction of lean manufacturing techniques as a regular element of daily production is helping to improve margins in this segment.

Income from operations increased $2.9 million, or 43.2% in fiscal 2008 when compared to the same period one year earlier.  The improvement in income from operations was attributed to the growth in aerospace and energy sales coupled with cost reductions.  The improvement in operating income resulting from these efforts was partially offset by production inefficiencies due to the commissioning of new capital equipment and new product launches.

Electronics and Hydraulics

Income from operations decreased $4.6 million in fiscal 2009, or 57.3% when compared to the same period one year earlier, due primarily to the year over year sales decline of over 25%.  Sales demand for this segment was negatively impacted by recessionary market conditions that existed in the automotive, housing white goods and off road construction vehicles end user segments.  In the Electronics unit, aggressive cost reduction measures and plant closures resulted in a moderate increase in earnings as a percent of net sales.  In the Hydraulics unit, we have successfully introduced new capital equipment to improve productivity and closed one facility.

Income from operations decreased $1.1 million in fiscal 2008, or 11.5% when compared to the same period one year earlier.  While income from operations was positively impacted by cost reductions achieved through Lean manufacturing techniques and the use of low cost manufacturing in Mexico and China, these efforts were offset by labor inefficiencies associated with the closure of a Canadian manufacturing facility in the Electronics unit during 2008.  These issues were resolved by the end of the year.

Corporate

Corporate expenses decreased $3.2 million, or 16.7% during 2009.  The reduction in corporate expenses can be attributed to a salaried headcount reduction of over 25%, as well as the suspension of bonuses during the year in response to the recessionary macroeconomic environment.  Also, in 2009, there was no expense for current-year awards under the Company’s performance-based long term stock compensation program, as we determined that the achievement of the performance criteria for outstanding awards was not probable, whereas in 2008 these awards resulted in expense of $1.3 million.

Corporate expenses increased $4.0 million, or 26.7%, during 2008.  This increase is primarily due to increased stock-based compensation expense as compared to 2007.  During 2007 the accruals made for performance-based grants issued between 2005 and 2007 were reversed when we determined that the achievement of the performance criteria for outstanding awards was not probable.  The net effect of reversing these accruals was a $2.1 million reduction to stock-based compensation expense in fiscal 2007.  In fiscal 2008 we recorded approximately $1.3 million of expense for the long-term stock compensation program for grants made in fiscal 2008.

Discontinued Operations

In 2007, the Company sold substantially all the assets of the Berean Christian Stores (“Berean”) business in an all cash deal resulting in the recognition of a pre-tax gain of $0.2 million.  As the former owner of Berean, the Company is party under a number of operating leases which were assigned to the purchaser of the business for the remaining initial terms of the leases at the stated lease costs.  The Company remained the guarantor of these leases until the expiration of the initial terms.  In the second quarter of 2009, noting Berean’s deteriorating operating performance and precarious financial position, the Company recorded liabilities of $2.9 million, net of estimated subleases, in anticipation of the impairment of leases remaining under the obligation.

In June 2009, Berean filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code and, in July 2009, its assets were sold to a third party under Section 363 of the Code.   The new owner of the Berean assets is infusing capital into the business, and we believe the Berean bookstores can now be operated successfully as a going concern.  As part of this transaction, the Company agreed to provide lease supplement payments to the new owner of the Berean assets.  These payments included an upfront payment of $0.5 million and additional payments totaling $1.2 million which will be made in equal monthly installments through December 2011.  The Company will remain a guarantor of the leases assumed by the new owner, however, our guarantee has been reduced for locations where the new owner was able to obtain rent concessions.  In addition, the Company remains a guarantor of three sites formerly operated by Berean.  Liabilities associated with these three guarantees, net of expected subleases at current market rates, total $1.1 million at June 30, 2009.  Subsequent to these transactions, the total amount of remaining lease payments guaranteed by the Company was $6.1 million.

During 2008, the Company entered into an Administrative Order of Consent with the U.S. Environmental Protection Agency (“EPA”) related to the removal of various PCB-contaminated materials and soils at a site where the Company leased a building and conducted operations from 1967-1979.  The Company established an accrual of $2.0 million related to the matter in 2008 and an additional $2.0 million accrual in 2009.  Remediation efforts were substantially completed during the third quarter of 2009, and the Company anticipates receiving a closure letter from the EPA in the first half of 2010.

The Company has initiated litigation against our legacy insurance carriers and is actively involved in negotiations surrounding coverage and cost recovery of amounts spent regarding environmental remediation at this site, however, the amount and timing of any potential recovery cannot currently be estimated.  See the notes to our consolidated financials statements for further information regarding this event.

During the second quarter of 2007, the Company was able to complete the sale of the under-sink food disposals product line of USECO, resulting in a gain on the sale of approximately $0.5 million offset by losses from the other USECO operations.  In the third quarter of fiscal 2007, the Company determined that the remaining USECO rethermalization systems business could not be sold, and accordingly, shutdown the operations, accelerating the depreciation expense on the remaining manufacturing equipment and ceasing the manufacturing operations.  Any inventory remaining was analyzed and, where usable and transferable to our other businesses, was transferred to current operations.  The remaining inventory was previously fully reserved for.  In connection with the shutdown, the Company retained the warranty risk for previously sold units. The Company has analyzed those needs and believes that the current recorded balance of $0.2 million is sufficient to cover future costs to support warranty claims.

In 2007, the Company sold substantially all the assets of the Standard Publishing business in an all cash deal and recognized a pre-tax gain of $10.1 million in this transaction.  During fiscal 2008, the Company sold certain land, buildings and improvements related to Standard Publishing for net proceeds of $1.6 million in cash.  The Company recorded a gain on disposal of $0.9 in connection with the sale.

The following table summarizes the Company’s discontinued operations activity, by operation, for the years ended June 30, 2009, 2008 and 2007:

Division Disposed Of	Year Disposed	2009	2008	2007

Berean Christian Bookstores	2007	$ (3,057)	$ --	$ 200
Club Products and Monarch Aluminum	1982	(2,065)	(2,000)	--
Standard Publishing	2007	--	1,034	10,100
USECO	2007	--	--	(1,435)
Other loss from discontinued operations		(492)	(284)	(218)
Income (loss) before taxes from discontinued operations		$(5,614)	$(1,250)	$ 8,647
(Provision) benefit for tax		2,099	476	(3,330)
Net income (loss) from discontinued operations		$(3,515)	$ (774)	$ 5,317

Liquidity and Capital Resources

Cash Flow

Cash flows from continuing operations for the year ended June 30, 2009, were $43.3 million compared to $45.2 million for the same period in 2008.  Despite the impact of a $21.2 million decrease in income from continuing operations, cash flows remained strong due to good working capital management during the period, which, net of prepaid items and accruals, contributed $25.8 million to operating cash flows during the year.  Excluding the impact of foreign exchange, the changes in working capital reflect reduced accounts receivable totaling $21.2 million and a reduction in inventories generating $12.0 million in additional cash flow, partially offset by a $7.4 million reduction in accounts payable.

We used $7.2 million of cash for investing activities during 2009, including $5.2 million for capital expenditures.  We also used $5.6 million for acquisitions, consisting of a small acquisition within the Electronics and Hydraulics Group and the purchase of the Richmond, Virginia, Engraving Group facility triggered by the fulfillment of a contingent purchase requirement from the 2003 acquisition of IR International.  These cash outflows were offset by life insurance proceeds of $3.8 million resulting from the death of a former executive and the penalty-free withdrawal of excess funding from our policies.

During the year ended June 30, 2009, we used $49.9 million of cash for financing activities.  During the fourth quarter of 2009, the Company determined that it would be advantageous to retire its remaining fixed rate debt ahead of schedule.  Based on this determination, the Company used its operating cash flow to repay the 5.94% debt early.  The additional premium paid and write-off of unamortized debt issuance costs in connection with this extinguishment were not material.  We paid dividends of $8.4 million and made net repayments of debt of $40.7 million (including early extinguishment premium) during the period.  Borrowings and repayments of debt during the period also reflect payments in the second quarter related to the maturity of the Company’s fixed rate borrowings of $25.0 million

Our customer base in the food service equipment, automotive, U. S. residential housing and general industrial sectors have all experienced difficult recessionary market conditions.  These recessionary trends have led to a reduction in our sales volume.  To offset the impact of the reduced sales volume, management has implemented a number of cost reduction and cash management initiatives as described above that will save the Company in excess of $36 million annually.  In addition, we have reduced our level of capital expenditures and emphasized working capital management.  We reduced working capital by 20.7% ($25.8 million) year over year. Inventory was reduced by $12.0 million. We were able to reduce the Company’s overall raw materials on hand by $5.3 million year over year, excluding ADP’s raw material. Note that ADP generally has a higher concentration of raw materials than the rest of the company due to the nature of the business (i.e. manufacturing process and short lead times to our customers).

Capital Structure

We have in place a five year, $150 million unsecured revolving credit facility (the “facility”) with seven participating banks which originated in September 2007.  The Company also has an optional $75 million accordion feature under the facility.   Funds available under the facility may be used for general corporate purposes or to provide financing for acquisitions.  Borrowings under the agreement bear interest at a rate equal to LIBOR plus an applicable percentage based on our consolidated leverage ratio, as defined by the agreement.  As of June 30, 2009, the effective rate of interest for outstanding borrowings under the facility was 4.11%.  We are required to pay an annual fee of 0.15% on the maximum credit line.

The Company has undertaken a series of initiatives to generate cash and reduce debt, including cost reductions, improved working capital management, repatriation of foreign cash, and plant consolidations.  These initiatives have enabled us to pay down substantially all of our private placement debt. As of June 30, 2009, we had borrowings of $91.0 million under the facility.  We believe that the remaining $59.0 million available provides us with sufficient capacity to meet both our short- and long-term liquidity needs.

Our funded debt agreements contain certain customary affirmative and negative covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes (“EBIT”) to interest expense for the trailing twelve months of at least 3:1. EBIT is defined in the revolving credit facility to specifically exclude extraordinary and other non-recurring items such as non-cash restructuring charges and goodwill impairment. At June 30, 2009, the Company’s Interest Coverage Ratio was 4.78:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month EBITDA, defined as EBIT plus Depreciation and Amortization, may not exceed 3.5:1. At June 30, 2009, the Company’s Leverage Ratio was 2.02:1.

Consolidated Net Worth – The Company is required to maintain a Consolidated Net Worth of at least $163.7 million plus 50% of cumulative net income since the inception of the agreement. Consolidated Net Worth is defined as the Company’s net worth as adjusted for unfunded pension liabilities (not to exceed $40 million) and certain foreign exchange gains and losses.  At June 30, 2009, the Company’s Consolidated Net Worth was $207.4 million, $8.5 million greater than the required amount of $198.9 million.

We also utilize two uncommitted money market credit facilities to help manage daily working capital needs.  These unsecured facilities, which are renewed annually, provide for a maximum aggregate credit line of $20 million.  No amounts were outstanding under these facilities at June 30, 2009 and 2008.  At June 30, 2009, and 2008, we had standby letters of credit outstanding, primarily for insurance purposes, of $14.3 million and $14.9 million, respectively

Our primary cash requirements in addition to day-to-day operating needs include interest and mandatory principal payments, capital expenditures, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect to spend between $6-10 million on capital expenditures during 2010, and expect that depreciation and amortization expense for the year will be approximately $12.0 million and $2.5 million, respectively.

In July 2008, we entered into a series of swap agreements with one and two year terms effectively converting interest payments on our long-term debt from variable to fixed rates.  We converted interest payments on $88.5 million of debt due under the facility from variable rates based on LIBOR to a weighted average effective rate of 4.01% based on our current leverage ratio.  The one year swaps totaling $22.5 million expired in July 2009.  The two years swaps totaling $60 million will expire in July 2010.

The following table sets forth our capitalization at June 30:

Year Ended June 30 (in thousands):	2009	2008
Short-term debt	$ --	$28,579
Long-term debt	94,300	106,086
Total debt	94,300	134,665
Less cash	8,984	28,657
Total net-debt	85,316	106,008
Stockholders’ equity	176,286	223,158
Total capitalization	$261,602	$329,166

Stockholders’ equity decreased year over year primarily as a result of the net loss of $5.4 million, which was driven by non-cash impairment of goodwill and intangible assets of $21.3 million, dividends of $8.9 million, unfavorable foreign currency movements of $10.4 million and pension losses of $23.5 million.  The remaining changes are attributable to the treasury stock activity offset by the additional paid in capital increases associated with stock option exercises and stock-based compensation in the current year.  The Company's net debt to capital percentage increased from 32.2% to 32.6% in 2009 due to a net loss coupled with the aforementioned other comprehensive losses in currency and pension.

We sponsor a number of defined benefit and defined contribution retirement plans.  The Company’s pension plan for U.S. salaried employees was frozen as of January 2008.  All participants in the U.S. salaried pension plan and the supplemental defined benefit plan no longer accrue future benefits.  The fair value of the Company's U.S. pension plan assets was $149.7 million at June 30, 2009 and the accumulated benefit obligation in the U.S. was $186.2 million at that time.   There were $0.3 million of cash contributions to our defined benefit plans in 2009 and $0.6 million of contributions are estimated to be required in 2010.

During the third quarter of 2009, the Company announced that it would suspend employer matching contributions to its 401(k) plans, with the exception of obligations under collective bargaining agreements.  This suspension began in April 2009 and will continue until at least the end of calendar year 2009.

We have evaluated the current and long-term cash requirements of our defined benefit and defined contribution plans as of June 30, 2009.  Our operating cash flows from continuing operations and available liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

We have an insurance program for certain retired key executives.  The underlying policies have a cash surrender value of $18.6 million and are reported net of loans of $12.0 million for which we have the legal right of offset.  These policies have been purchased to fund supplemental retirement income benefits.  The aggregate present value of future obligations was $1.4 million and $1.7 million at June 30, 2009 and 2008, respectively.  During 2009, the Company withdrew $1.9 million of excess funding from these policies with no related tax consequences and received $1.9 million of cash proceeds upon the death of a former executive covered by this program.

Contractual obligations of the Company as of June 30, 2009 are as follows (in thousands):

	Payments Due by Period
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years
Long- and short-term debt obligations	$94,300	$ --	$ --	$91,000	$3,300
Operating lease obligations	15,988	4,723	5,700	2,729	2,836
Estimated interest payments [1]	5,138	2,776	2,012	284	66
Post-retirement benefit payments [2]	1,604	168	338	321	777
Purchase obligations	1,582	1,582	--	--	--
Other [3]	1,681	1,006	675	--	--
Total	$120,293	$10,255	$8,725	$94,334	$6,979

1 Estimated interest payments are based upon effective interest rates as of June 30, 2009, and includes the impact of interest rate swaps.  See Item 7A for further discussions surrounding interest rate exposure on our variable rate borrowings.

2 Post-retirement benefit payments are based upon current benefit payment levels plus estimated health care costs trends of 8.2% in the first year trending to 5% through fiscal 2015.

3 Lease supplement payments to Berean Christian Stores Endeavor, LLC

At June 30, 2009, we had $2.3 million of non-current liabilities for uncertain tax positions.  We are not able to provide a reasonable estimate of the timing of future payments related to these obligations.

Off Balance Sheet Items

In connection with the sale of the Berean Christian Bookstores completed in August 2006, we assigned all but one lease to the buyers.  During June 2009, the Berean business filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  The Berean assets were subsequently resold under section 363 of the Code.  The new owners of the Berean business have negotiated lower lease rates and extended lease terms at certain of the leased locations.  We remain a guarantor on these leases, but at the renegotiated rates and to the original term of the leases.  The aggregate amount of these guarantees is $6.1 million at June 30, 2009.  We had no other material off balance sheet items at June 30, 2009, other than the operating leases and purchase obligations summarized above.

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

Foreign Currency Translation – Our primary functional currencies used by our non-U.S. subsidiaries are the Euro, British Pound Sterling (Pound), Mexican Peso, and Chinese Yuan.  During the current year, the Pound Sterling, Euro, and Peso have experienced decreases in value relative to the U.S. dollar, our reporting currency.  Since June 30, 2008 the Euro has depreciated by 11.1%, the Pound has depreciated by 17.2% and the Peso has depreciated 22.2% (all relative to the U.S. dollar).  These lower exchange values were used in translating the appropriate non-U.S. subsidiaries’ balance sheets into U.S. dollars at the end of the current year.

Environmental Matters – During 2008, the Company entered into an Administrative Order of Consent with the U.S. Environmental Protection Agency related to the removal of various PCB-contaminated materials and soils at a site where the Company leased a building and conducted operations from 1967-1979.

The Company has initiated litigation against our legacy insurance carriers and is actively involved in negotiations surrounding coverage and cost recovery of amounts spent regarding environmental remediation at this site, however, the amount and timing of any potential recovery cannot currently be estimated.  See the notes to our consolidated financials statements for further information regarding this event.

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

Employee Relations – The Company has labor agreements with a number of union locals in the United States and a number of European employees belong to European trade unions.  We renegotiated four union contracts during 2009, and in each case reached an agreement.  A total of two collective bargaining contracts covering approximately 180 employees will expire in 2010.  The company maintains good working relations with all of its unions, however, there can be no guarantee that agreements can be reached in future negotiations.

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

Collectability of Accounts Receivable – Accounts Receivable are reduced by an allowance for amounts that may become uncollectible in the future.  Our estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where we have information that the customer may have an inability to meet its financial obligation together with a general provision for unknown but existing doubtful accounts.

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

Realization of Goodwill - Goodwill and certain indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount of the asset. The Company’s annual test for impairment is performed using a May 31st measurement date.

We have identified our reporting units for impairment testing as our twelve operating segments, which are aggregated into our five reporting segments as disclosed in Note 18 – Industry Segment Information.

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

As quoted market prices are not available for the Company’s reporting units, the fair value of the reporting units is determined using one or both of (1) a discounted cash flow model (income approach); and (2) a market adjusted multiple of earnings and revenues (market approach) where comparable data exists for those reporting units. Both methods use various assumptions that are specific to each individual reporting unit in order to determine the fair value. In addition, the Company compares the estimated aggregate fair value of its reporting units to its overall market capitalization.

Due to the continued deterioration in the U.S. equity and credit markets and industry-wide declines in profitability, the Company’s market capitalization decreased below its book value during the third quarter of 2009.  After taking into consideration these triggering events, the Company concluded that an interim assessment was required and measured goodwill for impairment as of March 31, 2009.  Our interim impairment testing at each reporting unit relied on assumptions surrounding general market conditions, short-term growth rates, a terminal growth rate of 3%, and management forecasts of future cash flows.  We also considered historical results including sales growth, operating profits, working capital levels, and tax rates.  Fair values are determined primarily by discounting estimated future cash flows at an estimated cost of capital.  We selected a weighted average cost of capital of 19.0 percent for three of our reporting units, 17 percent for one of our other reporting units, and 16 percent for our remaining units.  Estimated future cash flows are based on a detailed cash flow forecast prepared by the relevant reporting unit.  We used standard valuation practices to arrive at a weighted average cost of capital based on market inputs, including treasury bond yields, equity risk premiums, and company-specific risk premiums.  Changes in discounted cash flow are inversely proportional to changes in the discount rate.  An increase in the weighted average cost of capital of approximately 50 basis points in the analysis of the Standex Electronics reporting unit would result in impairment of a portion of its goodwill.  We also noted that an increase in the weighted average cost of capital of approximately 100 basis points on other reporting units would not result in the identification of any impairments.

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

The Company updated its assessment of goodwill impairment as of its annual measurement date of May 31, 2009.  Our annual impairment testing at each reporting unit relied on assumptions similar to those that existed at March 31.  Based on changes to the Company’s projected risk premiums and general market conditions, including changes in risk-free rates and our specific company rate, between March 31 and May 31, we selected a weighted average cost of capital of 16.5 percent for three of our reporting units, 15.5 percent for one of our other reporting units, and 14.5 percent for our remaining units.  An increase in the weighted average cost of capital of approximately 100 basis points in the analysis of the Standex Electronics reporting unit would result in impairment of a portion of its goodwill.  We also noted that an increase in the weighted average cost of capital of approximately 100 basis points on other reporting units would not result in the identification of any impairments.  No additional impairments were recorded as a result of this update.

While we believe that our estimates of future cash flows are reasonable, changes in assumptions could significantly affect our valuations and result in impairments in the future.  The most significant assumption involved in the Company’s determination of fair value is the cash flow projections of each reporting unit.  Certain of our reporting units have been significantly influenced by the current global economic downturn, including ADP and Standex Electronics, which had goodwill of $14.9 million and $18.8 million, respectively, as of the 2009 measurement date.  ADP has been significantly impacted by the declines in new housing starts and other factors impacting residential housing.  Standex Electronics has been affected by the impacts on capital equipment makers and to a lesser extent the automotive industry.  For each of these reporting units, management has projected that the operating results will continue to be unfavorably impacted in fiscal 2010 but will gradually begin to return to historic levels of profitability in the years 2011 to 2014.  If the effects of the current global economic environment are protracted or the recovery is slower than we have projected estimates of future cash flows for each reporting unit may be insufficient to support the carrying value of the reporting units, requiring the Company to re-assess its conclusions related to fair value and the recoverability of goodwill.

Cost of Employee Benefit Plans – We provide a range of benefits to our employees, including pensions and some postretirement benefits.  We record expenses relating to these plans based upon various actuarial assumptions such as discount rates, assumed rates of return, compensation increases, turnover rates, and health care cost trends.  The expected return on plan assets assumption of 8.65% in the U.S. is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.  We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets as well as our current expectations for long-term rates of returns for our pension assets.  The U.S. discount rate of 7.20% reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.  We review our actuarial assumptions, including discount rate and expected long-term rate of return on plan assets, on at least an annual basis and make modifications to the assumptions based on current rates and trends when appropriate.  Based on information provided by our actuaries and other relevant sources, we believe that our assumptions are reasonable.

The cost of employee benefit plans includes the selection of assumptions noted above.  A twenty-five basis point change in the expected return on plan assets assumptions, holding our discount rate and other assumptions constant, would increase or decrease pension expense by approximately $0.5 million per year.  A twenty-five basis point basis point change in our discount rate, holding all other assumptions constant, would increase or decrease pension expense by approximately $0.3 million annually.  See the Notes to the Consolidated Financial Statements for further information regarding pension plans.

Recently Issued Accounting Pronouncements

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

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim periods ending after June 15, 2009.  The company does not expect the adoption of this FSP to materially affect our disclosures.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Risk Management

We are exposed to market risks from changes in interest rates, commodity prices and changes in foreign currency exchange.  To reduce these risks, we selectively use, from time to time, financial instruments and other proactive management techniques.  We have internal policies and procedures that place financial instruments under the direction of the Treasurer and restrict all derivative transactions to those intended for hedging purposes only.  The use of financial instruments for trading purposes (except for certain investments in connection with the KEYSOP plan and non-qualified defined contribution plan) or speculation is strictly prohibited.  The Company has no majority-owned subsidiaries that are excluded from the consolidated financial statements.  Further, we have no interests in or relationships with any special purpose entities.

Exchange Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At June 30, 2009 and 2008, the fair value of the Company’s open foreign exchange contracts were not material.

Our primary translation risk is with the Euro, British Pound Sterling, and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at June 30, 2009, would not result in a material change in our operations, financial position, or cash flows.  We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate

The Company’s effective rate on variable-rate borrowings under the revolving credit agreement increased from 3.52% at June 30, 2008 to 4.11% at June 30, 2009.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings. From time to time, we will use interest rate swap agreements to modify our exposure to interest rate movements.  In July 2008, we entered into a series of swap agreements with one and two year terms effectively converting interest payments on $88.5 million of debt due under our revolving credit agreement from variable rates based on LIBOR to a fixed rate of 4.01% based on the Company’s leverage ratio at June 30, 2009.  Due to the impact of the swaps, an increase in interest rates would not materially impact our annual interest expense at June 30, 2009.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of June 30, 2009, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

The ADP, Engineering Technologies, Food Service Equipment and Electronics and Hydraulics Groups are all sensitive to price increases for steel products, other metal commodities and petroleum based products.  In the past year, we have experienced price fluctuations for a number of materials including steel, copper wire, other metal commodities, refrigeration components and foam insulation.  These materials are some of the key elements in the products manufactured in these segments.  Wherever possible, we will implement price increases to offset the impact of changing prices.  The ultimate acceptance of these price increases, if implemented, will be impacted by our affected divisions’ respective competitors and the timing of their price increases.

Item 8.  Financial Statements and Supplementary Data

Consolidated Balance Sheets
Standex International Corporation and Subsidiaries
As of June 30 (in thousands, except share data)	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$8,984	$28,657
Accounts receivable, net	81,893	103,055
Inventories	75,634	87,619
Income tax receivables	2,186	983
Prepaid expenses and other current assets	2,730	3,337
Deferred tax asset	13,278	13,032
Total current assets	184,705	236,683

Property, plant, equipment	108,612	116,565
Intangible assets	20,450	27,473
Goodwill	101,722	120,650
Prepaid pension cost	--	1,972
Other non-current assets	18,220	19,691
Total non-current assets	249,004	286,351

Total assets	$433,709	$523,034

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$ --	$28,579
Accounts payable	58,802	66,174
Accrued liabilities	36,902	50,286
Current liabilities – discontinued operations	3,543	2,701
Total current liabilities	99,247	147,740

Long-term debt - less current portion	94,300	106,086
Deferred income taxes	4,859	23,858
Pension obligations	43,281	7,430
Other non-current liabilities	15,736	14,762
Total non-current liabilities	158,176	152,136

Commitments and Contingencies (Notes 11 and 12)

Stockholders' equity:
Common stock, par value $1.50 per share -
60,000,000 shares authorized, 27,984,278
issued, 12,386,821 and 12,296,877 shares
outstanding in 2009 and 2008	41,976	41,976
Additional paid-in capital	28,690	27,158
Retained earnings	419,157	433,435
Accumulated other comprehensive loss	(52,591)	(17,531)
Treasury shares (15,597,457 shares in 2009
and 15,687,401 shares in 2008)	(260,946)	(261,880)
Total stockholders' equity	176,286	223,158

Total liabilities and stockholders' equity	$433,709	$523,034

See notes to consolidated financial statements.

Consolidated Statements of Operations

Standex International Corporation and Subsidiaries
For the Years Ended June 30 (in thousands, except per share data)	2009	2008	2007
Net sales	$607,086	$697,541	$621,211
Cost of sales	431,111	495,694	448,407
Gross profit	175,975	201,847	172,804

Selling, general and administrative	140,776	162,328	142,421
Impairment of goodwill and intangible assets	21,339	--	--
Restructuring costs	7,839	590	286

Income from operations	6,021	38,929	30,097

Interest expense	6,532	9,510	9,025
Other, net	(215)	(324)	(1,464)
Total	6,317	9,186	7,561

Income (loss) from continuing operations before income taxes	(296)	29,743	22,536
Provision for income taxes	1,594	10,459	6,611
Income (loss) from continuing operations	(1,890)	19,284	15,925

Income (loss) from discontinued operations	(3,515)	(774)	5,317

Net income (loss)	($5,405)	$18,510	$21,242

Basic earnings per share:
Income (loss) from continuing operations	($0.15)	$1.57	$1.30
Income (loss) from discontinued operations	(0.29)	(0.06)	0.44
Total	($0.44)	$1.51	$1.74

Diluted earnings per share:
Income (loss) from continuing operations	($0.15)	$1.55	$1.28
Income (loss) from discontinued operations	(0.29)	(0.06)	0.43
Total	($0.44)	$1.49	$1.71

See notes to consolidated financial statements.

Statements of Consolidated Stockholders' Equity and Comprehensive Income (Loss)

				Accumulated
		Additional		Other			Total
	Common	Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
Year End (in thousands)	Stock	Capital	Earnings	Income	Shares	Amount	Equity
Balance, July 1, 2007	$41,976	$25,572	$415,205	($21,000)	15,782	($261,458)	$200,295
Stock issued for employee stock option and
purchase plans, including related income tax benefit		(689)			(186)	3,099	2,410
Stock-based compensation		385					385
Treasury stock acquired					141	(4,092)	(4,092)
Comprehensive income
Net Income			21,242				21,242
Foreign currency translation adjustment				4,192			4,192
Additional minimum liability, net related
income tax benefit				3,275			3,275
Total comprehensive income							28,709
Adjustment to apply FAS 158 (net of tax benefit)				(13,000)			(13,000)
Dividends paid ($.84 per share)			(10,276)				(10,276)
Balance, June 30, 2007	$41,976	$25,268	$426,171	($26,533)	15,737	($262,451)	$204,431
Stock issued for employee stock option and
purchase plans, including related income tax benefit		(547)			(89)	1,497	950
Stock-based compensation		2,437					2,437
Treasury stock acquired					40	(926)	(926)
Comprehensive income
Net Income			18,510				18,510
Foreign currency translation adjustment				4,644			4,644
Change in unrealized pension losses, net of tax				(6,698)			(6,698)
Total comprehensive income							16,456
Adjustment to adopt change in measurement
provisions of FAS 158 as of July 1, 2007			(928)	11,056			10,128
Dividends paid ($.84 per share)			(10,318)				(10,318)
Balance, June 30, 2008	$41,976	$27,158	$433,435	($17,531)	15,688	($261,880)	$223,158
Stock issued for employee stock option and
purchase plans, including related income tax benefit		(1,049)			(113)	1,870	821
Stock-based compensation		2,398					2,398
Treasury stock acquired					65	(1,652)	(1,652)
Stock issued for acquisition		183			(43)	716	899
Comprehensive income
Net loss			(5,405)				(5,405)
Foreign currency translation adjustment				(10,426)			(10,426)
Change in unrealized pension losses, net of tax				(23,484)			(23,484)
Change in fair value of derivatives, net of tax				(1,150)			(1,150)
Total comprehensive loss							(40,465)
Dividends paid ($.68 per share)			(8,873)				(8,873)
Balance, June 30, 2009	$41,976	$28,690	$419,157	($52,591)	15,597	($260,946)	$176,286

See notes to consolidated financial statements.

Statements of Consolidated Cash Flows

Standex International Corporation and Subsidiaries
For the Years Ended June 30 (in thousands)	2009	2008	2007
Cash Flows from Operating Activities
Net income (loss)	($5,405)	$18,510	$21,242
Income (loss) from discontinued operations	(3,515)	(774)	5,317
Income (loss) from continuing operations	(1,890)	19,284	15,925

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,541	17,113	15,198
Stock-based compensation	2,398	2,437	385
Deferred income taxes	(3,563)	(467)	(1,133)
Impairment Charges	21,339	--	--
Non-cash portion of restructuring charge	3,730	94	--
(Gain)/loss on sale of investments, real estate and equipment and debt extinguishment	375	(344)	(1,023)
Increase/(decrease) in cash from changes in assets and liabilities, net of effects from discontinued operations and business acquisitions:
Accounts receivables, net	18,360	4,738	(1,591)
Inventories	11,605	4,299	(4,261)
Contributions to defined benefit plans	--	(620)	(3,862)
Prepaid expenses and other	1,001	471	1,277
Accounts payable	(6,034)	(912)	8,378
Accrued payroll, employee benefits and other liabilities	(18,039)	836	1,151
Income taxes payable	(1,550)	(1,746)	2,053
Net cash provided by operating activities - continuing operations	43,273	45,183	32,497
Net cash (used in)/provided by operating activities - discontinued operations	(3,829)	(477)	(7,002)
Net cash provided by operating activities	39,444	44,706	25,495
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(5,238)	(9,907)	(10,341)
Expenditures for acquisitions, net of cash acquired	(5,617)	--	(95,444)
Expenditures for executive life insurance policies	(695)	(626)	(642)
Proceeds withdrawn from life insurance policies	3,753	3,129	--
Proceeds from sale of investments, real estate and equipment	639	8,129	1,371
Net cash used for investing activities from continuing operations	(7,158)	725	(105,056)
Net cash provided by investing activities from discontinued operations	--	1,661	31,064
Net cash used for investing activities	(7,158)	2,386	(73,992)
Cash Flows from Financing Activities
Proceeds from additional borrowings	66,650	150,000	85,305
Payments of debt	(107,311)	(183,624)	(34,282)
Stock issued under employee stock option and purchase plans	821	950	2,168
Excess tax benefit associated with stock option exercises	--	--	242
Debt issuance costs	--	(231)	--
Cash dividends paid	(8,384)	(10,318)	(10,276)
Purchase of treasury stock	(1,652)	(926)	(4,091)
Net cash provided by/(used for) financing activities from continuing operations	(49,876)	(44,149)	39,066
Net cash used for financing activities from discontinued operations	--	--	--
Net cash provided by/(used for) financing activities	(49,876)	(44,149)	39,066

Effect of exchange rate changes on cash	(2,083)	1,657	898

Net changes in cash and cash equivalents	(19,673)	4,600	(8,533)
Cash and cash equivalents at beginning of year	28,657	24,057	32,590
Cash and cash equivalents at end of year	$8,984	$28,657	$ 24,057

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$6,378	$9,921	$7,815
Income taxes, net of refunds	$5,002	$10,314	$11,884
Capital expenditures included in accounts payable at year end	$ --	$1,082	$ --

See notes to consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Consolidation

Standex International Corporation (“Standex” or the “Company”) is a diversified manufacturing company with operations in the United States, Europe, Asia, and Latin America.  The accompanying consolidated financial statements include the accounts of Standex International Corporation and its subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  All intercompany accounts and transactions have been eliminated in consolidation.  Where applicable, prior year amounts have been reclassified to conform to current year presentation.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  Subsequent events have been evaluated through August 31, 2009, the date of issuance of these financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments purchased with a maturity of three months or less.  These investments are carried at cost, which approximates fair value.  At June 30, 2009 and 2008, the Company’s cash was comprised solely of cash on deposit.

Trading Securities

The Company purchases investments in connection with the KEYSOP Plan for certain retired executives and for its non-qualified defined contribution plan for employees who exceed certain thresholds under our traditional 401(k) plan.  These investments are classified as trading and reported at fair value.  The investments generally consist of mutual funds, are included in other non-current assets and amounted to $4.9 million and $5.2 million at June 30, 2009 and 2008, respectively.

Accounts Receivable Allowances

The changes in the allowances for uncollectible accounts during 2009, 2008 and 2007 were as follows (in thousands):

	2009	2008	2007
Balance at beginning of year	$3,299	$3,339	$4,976
Provision charged to expense	155	732	970
Businesses sold	--	--	(1,308)
Write-offs, net of recoveries	(818)	(772)	(1,299)
Balance at end of year	$2,636	$3,299	$3,339

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

Goodwill and Identifiable Intangible Assets

All business combinations are accounted for using the purchase method, and goodwill and identifiable, intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Identifiable intangible assets that are not deemed to have indefinite lives are amortized on an accelerated basis over the following useful lives:

Customer relationships	15 to 16 years
Patents	8.5 to 12 years
Non-compete agreements	2 to 4 years
Other	6.2 to 10 years

See discussion of the Company’s assessment of impairment in Note 5 – Goodwill, and Note 6 – Intangible Assets.

Assets Held for Sale

Assets held for sale are reported at the lower of the assets’ carrying amount or fair value, less costs to sell.  Assets held for sale are included in other non-current assets in the consolidated balance sheet and amounted to $2.9 million and $0.7 million at June 30, 2009 and 2008, respectively, and are comprised of real estate.

Fair Value of Financial Instruments

Our financial instruments, shown below, are presented at fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters.  Where observable prices or inputs are not available, valuation models may be applied.

Assets and liabilities recorded at fair value in our balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair values.  Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities are as follows:

Level 1 – Quoted prices in active markets for identical assets and liabilities.

Level 2 – Inputs, other than quoted prices in an active market, that are observable either directly or indirectly through correlation with market data.

Level 3– Unobservable inputs based upon the Company’s best estimate of what market participants would use in pricing the asset or liability.

The fair values of our financial instruments at June 30, 2009 were (in thousands):

	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - KEYSOP assets	$ 4,387	$ 4,387	$ --	$ --
Marketable securities - deferred compensation plan	477	477	--	--
Foreign Exchange contracts	25	--	25	--

Financial Liabilities
Foreign Exchange contracts	$ 296	--	$ 296	--
Interest rate swaps	1,799	--	1,799	--

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

Short-term cash investments are placed with high credit-quality financial institutions.  The Company monitors the amount of credit exposure in any one institution or type of investment instrument.

Revenue Recognition

Product and related service revenue is recognized when evidence of an arrangement exists, the price to the customer is fixed or determinable, the collectability of the invoice is established, and when delivery has occurred.  Revenues under certain fixed price contracts are generally recorded when deliveries are made.

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

Research and Development

Research and development expenditures are expensed as incurred.  Total research and development costs charged to expense were $3.9 million, $4.1 million, and $4.7 million for the years ended June 30, 2009, 2008 and 2007, respectively.

Warranties

The expected cost associated with warranty obligations on our products is recorded when the revenue is recognized.  Accrued warranty costs were $4.8 million, $5.0 million, and $3.1 million at June 30, 2009, 2008 and 2007, respectively.

Stock-Based Compensation Plans

Stock options and awards have been issued to officers, other management employees and non-employee directors under our various incentive compensation programs.  The stock options generally vest over a three to five-year period and have a maturity of ten years from the issuance date.  Restricted stock awards generally vest over a three-year period and generally have a maturity of three years.  Compensation expense associated with stock options and awards are recorded based on their grant-date fair values and are generally recognized on a straight-line basis over the vesting period.  Compensation cost for an award with a performance condition is based on the probable outcome of that performance condition.  The stated vesting period is considered non-substantive for retirement eligible participants.  Accordingly, the Company recognizes any remaining unrecognized compensation expense when a participant achieves retirement eligibility.

Foreign Currency Translation

The functional currency of our non-U.S. operations is generally the local currency.  Assets and liabilities of non-U.S. operations are translated into U.S. dollars on a monthly basis using period-end exchange rates. Revenues and expenses of these operations are translated using average exchange rates.  The resulting translation adjustment is reported as a component of comprehensive income, in the statements of consolidated stockholders’ equity and comprehensive income.  Gains and losses from foreign currency transactions are included in results of operations and were not material for any period presented.

Derivative Instruments and Hedging Activities

Forward foreign currency exchange contracts are periodically used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign purchases of materials, dividends and loan payments from subsidiaries.  The Company enters into such contracts for hedging purposes only.  The Company does not hold or issue derivative instruments for trading purposes.  At June 30, 2009 and 2008, the amount of outstanding forward foreign currency exchange contracts was not material.  The Company also uses interest rate swaps to manage exposure to interest rates on the Company’s variable rate indebtedness.  The Company values the swaps based on contract prices in the derivatives market for similar instruments.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues.  Prior to July 1, 2007, these reserves were recorded when management determined that it was probable that a loss would be incurred related to these matters and the amount of the loss was reasonably determinable.  On July 1, 2007, the Company began to account for uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit, assuming that the matter in question will be raised by the tax authorities.  Interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense.

Earnings Per Share

	2009	2008	2007
Basic – Average Shares Outstanding	12,326	12,291	12,232
Effect of Dilutive Securities – Stock Options and Restricted Stock Awards		104	172
Diluted – Average Shares Outstanding	12,326	12,395	12,404

Both basic and dilutive income are the same for computing earnings per share.  Instruments which were not included in the computation of diluted earnings per share because to do so would have had an anti-dilutive effect, totaled 5,240 shares and 3,190 shares for the years ended June 30, 2008 and 2007, respectively.  Options to purchase 106,497 shares and 234,602 restricted shares were not included in the computation of diluted earnings per share for the year ended June 30, 2009, due to the Company’s net loss for the period.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim periods ending after June 15, 2009.  The company does not expect the adoption of this FSP to materially affect our disclosures.

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

2.  ACQUISITIONS

In connection with an acquisition in 2003, the Company entered into a lease agreement for its Richmond, Virginia, Engraving Group facility pending the completion of a number of environmental requirements by the former owner.  Upon satisfaction of those requirements, as evidenced by the issuance of a certificate by the Virginia Department of Environmental Quality, the Company was required to purchase the land and building for $4.5 million.  In May 2009, the certificate was issued, and the Company paid $3.6 million in cash and issued 42,783 shares of common stock from its treasury shares in order to consummate the purchase.  The Company recognized an additional $1.4 million of goodwill related to the completion of the transaction, with the remaining purchase price allocated to the land and building.

In January 2007, the Company completed two acquisitions as part of its growth strategy for the Food Service Equipment segment and to expand its product offerings in that business.  The Company acquired substantially all the assets of American Foodservice Company (“AFS”), an equipment manufacturer with expertise in stainless steel fabrication, millwork and solid surface stonework.  AFS enables the Company to capture demand for high-end, custom-fabricated foodservice equipment across a spectrum of new cafeteria and commissary applications in markets including corporate headquarters, healthcare facilities and hospitals, colleges and universities, and casinos and hotels.

Also in January 2007, the Company completed the purchase of all the outstanding stock of Associated American Industries, Inc. (“AAI”).  AAI is a leading provider of “hot side” food service equipment and has brands with global recognition among customers in the food service market.  AAI’s APW Wyott brand manufactures primarily counter top products used in cooking, toasting, warming and merchandising food for applications in quick service restaurants, convenience stores, small restaurants and concession areas.  In addition to APW Wyott, AAI’s brands include Bakers Pride, which provides a wide selection of deck ovens, pizza ovens, conveyor ovens and counter top ranges, griddles and char broilers to meet the needs of the restaurant, pizza, supermarket and convenience store market segments, and BevLes, which produces heated proofer and holding cabinets for the restaurant and baking market segments.  The addition of AAI complements the Company’s existing hot side business, BKI, while providing it with opportunities to cross market to new customers its existing portfolio of products.  This acquisition will also provide the Company a sizeable presence in the hot food preparation, storage and merchandising equipment market.

Both acquisitions were integrated into the Food Service Equipment segment.  The total purchase price for the two acquisitions totaled $94.9 million, net of cash acquired.

As part of the acquisition, the Company realized $26.2 million of acquired intangible assets, $14.9 million was assigned to customer relationships with an average useful life of 15 years; $10.3 million was assigned to trademarks with indefinite lives; and $0.4 million was allocated to noncompetition agreements with an average estimated useful life of 2 years.  The $47 million in goodwill was assigned to Food Service Equipment Group.  The total amount of the goodwill recognized will not be deductible for tax purposes.  The results of operations of AAI and AFS have been included in the consolidated statement of income from the dates of the acquisitions.

3.  INVENTORIES

Inventories are comprised of (in thousands):

June 30	2009	2008
Raw materials	$ 36,391	$ 37,839
Work in process	22,616	24,254
Finished goods	16,627	25,526
Total	$ 75,634	$ 87,619

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	2009	2008
Land, buildings and
leasehold improvements	$92,817	$95,802
Machinery, equipment and other	150,604	157,694
Total	243,421	253,496
Less accumulated depreciation	134,809	136,931
Property, plant and equipment - net	$108,612	$116,565

Depreciation expense for the years ended June 30, 2009, 2008, and 2007 totaled $12.2 million, $13.2 million, and $11.8 million, respectively.

5.  GOODWILL

Goodwill and certain indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount of the asset. The Company’s annual test for impairment is performed using a May 31st measurement date.

We have identified our reporting units for impairment testing as our twelve operating segments, which are aggregated into our five reporting segments as disclosed in Note 18 – Industry Segment Information.

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

As quoted market prices are not available for the Company’s reporting units, the fair value of the reporting units is determined using one or both of (1) a discounted cash flow model (income approach); and (2) a market adjusted multiple of earnings and revenues (market approach) where comparable data exists for those reporting units. Both methods use various assumptions that are specific to each individual reporting unit in order to determine the fair value. In addition, the Company compares the estimated aggregate fair value of its reporting units to its overall market capitalization.

Due to the continued deterioration in the U.S. equity and credit markets and industry-wide declines in profitability, the Company’s market capitalization decreased below its book value during the third quarter of 2009.  After taking into consideration these triggering events, the Company concluded that an interim assessment was required and measured goodwill for impairment as of March 31, 2009. Our interim impairment testing at each reporting unit relied on assumptions surrounding general market conditions, short-term growth rates, a terminal growth rate of 3%, and management forecasts of future cash flows.  We also considered historical results including sales growth, operating profits, working capital levels, and tax rates.  Fair values are determined primarily by discounting estimated future cash flows at an estimated cost of capital. We selected a weighted average cost of capital of 19.0 percent for three of our reporting units, 17 percent for one of our other reporting units, and 16 percent for our remaining units. Estimated future cash flows are based on a detailed cash flow forecast prepared by the relevant reporting unit.  We used standard valuation practices to arrive at a weighted average cost of capital based on market inputs, including treasury bond yields, equity risk premiums, and company-specific risk premiums.  Changes in discounted cash flow are inversely proportional to changes in the discount rate.  An increase in the weighted average cost of capital of approximately 50 basis points in the analysis of the Standex Electronics reporting unit would result in impairment of a portion of its goodwill. We also noted that an increase in the weighted average cost of capital of approximately 100 basis points on other reporting units would not result in the identification of any impairments.

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

The Company updated its assessment of goodwill impairment as of its annual measurement date of May 31, 2009.  Our annual impairment testing at each reporting unit relied on assumptions similar to those that existed at March 31. Based on changes to the Company’s projected risk premiums and general market conditions, including changes in risk-free rates and our specific company rate, between March 31 and May 31, we selected a weighted average cost of capital of 16.5 percent for three of our reporting units, 15.5 percent for one of our other reporting units, and 14.5 percent for our remaining units.   An increase in the weighted average cost of capital of approximately 100 basis points in the analysis of the Standex Electronics reporting unit would result in impairment of a portion of its goodwill. We also noted that an increase in the weighted average cost of capital of approximately 100 basis points on other reporting units would not result in the identification of any impairments.  No additional impairments were recorded as a result of this update.

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

Changes to goodwill during the years ended June 30, 2009 and 2008 are as follows (in thousands):

	2009	2008
Balance at beginning of year	$120,650	$118,911
Additions	1,557	--
Foreign currency translation	(2,251)	845
Impairment charge	(17,939)	--
Other adjustments	(295)	894
Balance at end of year	$101,722	$120,650

6.  INTANGIBLE ASSETS

As discussed in Note 5 - Goodwill, the Company identified trademarks within the AAI operating segment that were impaired and therefore recorded an asset impairment charge of $3.4 million in the Food Service Equipment Group during 2009.

Intangible assets consist of the following (in thousands):

	Customer
	Relationships	Trademarks	Other	Total

June 30, 2009
Cost	$21,402	$8,808	$4,409	$34,619
Accumulated amortization	(9,977)	--	(4,192)	(14,169)
Balance, June 30, 2009	$11,425	$8,808	$217	$20,450

June 30, 2008
Cost	$20,958	$12,200	$5,550	$38,708
Accumulated amortization	(6,725)	--	(4,510)	(11,235)
Balance, June 30, 2008	$14,233	$12,200	$1,040	$27,473

Amortization expense (excluding impairment) for the years ended June 30, 2009, 2008, and 2007 totaled $3.3 million, $3.9 million, and $3.4 million, respectively. At June 30, 2009, aggregate amortization expense is estimated to be $2.5 million in fiscal 2010, $2.0 million in fiscal 2011, $1.6 million in fiscal 2012, $1.2 million in fiscal 2013, and $1.0 million in fiscal 2014.

7.  DEBT

Debt is comprised of the following (in thousands):

	2009	2008
Bank credit agreements	$91,000	$88,500
Institutional investors agreements	--	42,857
Other, due 2009-2018 (0.57%
effective rate at June 30, 2009)	3,300	3,308
Total	94,300	134,665
Less current portion	--	28,579
Total long-term debt	$94,300	$106,086

Bank Credit Agreements

The Company has in place a five year, $150 million unsecured revolving credit facility (the “facility”) with seven participating banks which originated in September 2007.  The Company also has an optional $75 million accordion feature under the facility.  Funds available under the facility may be used for general corporate purposes or to provide financing for acquisitions.  Borrowings under the agreement bear interest at a rate equal to LIBOR plus an applicable percentage based on our consolidated leverage ratio, as defined by the agreement.  As of June 30, 2009, the effective rate of interest for outstanding borrowings under the facility was 4.11%.  The Company is required to pay an annual fee of 0.15% on the maximum credit line. Excluding the accordion feature, the Company had the ability to borrow an additional $59.0 million under the facility at June 31, 2009.

The Company also utilizes two uncommitted money market credit facilities to help manage daily working capital needs.  These unsecured facilities, which are renewed annually, provide for a maximum aggregate credit line of $20 million.  No amounts were outstanding under these facilities at June 30, 2009 and 2008.  At June 30, 2009, and 2008, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $14.3 million and $14.9 million, respectively

Loan Covenants and Repayment Schedule

Our funded debt agreements contain certain customary affirmative and negative covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes (“EBIT”) to interest expense for the trailing twelve months of at least 3:1. EBIT is defined in the revolving credit facility to specifically exclude extraordinary and other non-recurring items such as non-cash restructuring charges and goodwill impairment. At June 30, 2009, the Company’s Interest Coverage Ratio was 4.78:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month EBITDA, defined as EBIT plus Depreciation and Amortization, may not exceed 3.5:1. At June 30, 2009, the Company’s Leverage Ratio was 2.02:1.

Consolidated Net Worth – The Company is required to maintain a Consolidated Net Worth of at least $163.7 million plus 50% of cumulative net income since the inception of the agreement. Consolidated Net Worth is defined as the Company’s net worth as adjusted for unfunded pension liabilities (not to exceed $40 million) and certain foreign exchange gains and losses.  At June 30, 2009, the Company’s Consolidated Net Worth was $207.4 million, $8.5 million greater than the required amount of $198.9 million.

Debt is due as follows (in thousands):

2010	$ --
2011	--
2012	--
2013	91,000
2014	--
Thereafter	3,300

The carrying value of the facility exceeds its estimated fair value by $6.2 million at June 30, 2009.  At June 30, 2008, the Company’s debt approximated fair value.

8.  ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	2009	2008
Payroll and employee benefits	$15,505	$25,073
Workers' compensation	5,408	7,213
Other	15,989	18,000
Total	$36,902	$50,286

9.  DERIVATIVE FINANCIAL INSTRUMENTS

In July 2008, the Company entered into a series of interest rate swap agreements designed to manage exposure to interest rates on the Company’s variable rate indebtedness.  The Company recognizes all derivatives on its balance sheet at fair value.  The Company has designated the swaps as cash flow hedges, and changes in the fair value of the swaps are recognized in other comprehensive income until the hedged items are recognized in earnings.  Hedge ineffectiveness, if any, associated with the swaps will be reported by the Company in interest expense.

The swap agreements convert interest payments on $88.5 million of debt due under our revolving credit agreement from variable rates based on LIBOR to a weighted average fixed rate of 4.01% based on the Company’s credit spread at June 30, 2009.  The fair value of the swaps recognized in accrued expenses and in other comprehensive income at June 30, 2009 is as follows:

Effective Date	Notional Amount	Fixed Interest Rate	Maturity	Fair Value at June 30, 2009
July 14, 2008	10,000,000	2.92%	July 14, 2009	(22)
July 10, 2008	18,500,000	2.95%	July 10, 2009	(42)
July 14, 2008	30,000,000	3.35%	July 14, 2010	(864)
July 10, 2008	30,000,000	3.38%	July 10, 2010	(871)
				(1,799)

The Company reported no losses for the year ended June 30, 2009, as a result of hedge ineffectiveness.  Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income into earnings as an adjustment to interest expense.  Because the swaps mature over the next fiscal year, the entire balance recognized in accumulated other comprehensive income at June 30, 2009 is expected to be recognized in the next twelve months.

10.  INCOME TAXES

The components of income from continuing operations before income taxes are as follows (in thousands):

	2009	2008	2007
U.S. Operations	($8,781)	$14,627	$11,942
Non-U.S. Operations	8,485	15,116	10,594
Total	($296)	$29,743	$22,536

The Company utilizes the asset and liability method of accounting for income taxes.  Deferred income taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws.  The components of the provision for income taxes on continuing operations (in thousands) were as shown below:

	2009	2008	2007
Current:
Federal	$2,358	$5,805	$4,882
State	778	1,150	751
Non-U.S.	2,021	3,971	2,111
Total Current	5,157	10,926	7,744

Deferred:
Federal	($2,777)	($125)	($843)
State	(714)	(637)	(728)
Non-U.S.	(72)	295	438
Total Deferred	(3,563)	(467)	(1,133)
Total	$1,594	$10,459	$6,611

A reconciliation from the U.S. Federal income tax rate on continuing operations to the total tax provision is as follows (in thousands):

	2009	2008	2007
Provision at statutory tax rate	(102)	10,409	7,888
State taxes	259	334	15
Foreign rate differential	(887)	(782)	(659)
Impact of foreign repatriation	-	407	1,324
Change in US tax classification	(1,812)	-	-
Impairment of goodwill	6,099	-	-
Federal tax credits	(992)	(247)	(1,320)
Other	(971)	338	(637)

Effective income tax provision	1,594	10,459	6,611

Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, size of the Company’s income or loss and any one-time activities occurring during the period.

The Company’s income tax provision from continuing operations for the fiscal year ended June 30, 2009 was significantly impacted by the following  items (i) a benefit of $0.8 million from the reversal of income tax contingency reserves that were determined to be no longer needed due to the expiration of applicable limitation statutes, (ii) the $21.3 million impairment for which only $1.3 million of tax benefit could be realized as the goodwill had no tax basis, (iii) a benefit totaling $1.7 million from the reversal of the deferred tax liability that was no longer required due to a change in the U.S. tax classification of one of our foreign entities, (iv) a benefit of $0.6 million related primarily to the retroactive extension of the R&D credit recorded during the second quarter and (v) a benefit related to the receipt of $1.1 million of nontaxable life insurance proceeds during the first quarter and other minor adjustments.

Significant components of the Company’s deferred income taxes are as follows (in thousands):

	2009	2008
Deferred tax liabilities:
Depreciation and amortization	$ (27,163)	$ (28,476)

Deferred tax assets:
Accrued compensation	3,270	3,257
Accrued expenses and reserves	10,273	7,210
Pension	15,054	699
Inventory	1,879	1,800
Other	1,356	1,309
Net operating loss and
credit carry forwards	4,601	5,385
Total deferred tax asset	36,433	19,660

Less: Valuation allowance	(851)	(2,010)
Net deferred tax asset (liability)	$ 8,419	$ (10,826)

The Company estimates the degree to which deferred tax assets, including net operating loss and credit carry forwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss carry forwards that it believes will more likely than not go unrealized.  The valuation allowances at June 30, 2009 applies to the tax benefit of foreign loss carry forwards, which management has concluded that it is more likely than not that these tax benefits will not be realized.  The increase (decrease) in the valuation allowance totaled ($1.2 million), $0.4 million, and $0.4 million in 2009, 2008, and 2007, respectively.

As of June 30, 2009, the Company had state net operating loss ("NOL") and credit carry forwards of approximately $21.0 million and $0.9 million, respectively, which may be available to offset future state income tax liabilities and expire at various dates from 2010 through 2029.  In addition, the Company had foreign NOL carry forwards of approximately $6.9 million, $6.8 million of which carry forward indefinitely and $0.1 million that carry forward for 5 years.

The Company’s income taxes currently payable for federal and state purposes have been reduced by the benefit of the tax deduction in excess of recognized compensation cost from employee stock compensation transactions.  The provision for income taxes that is currently payable does not reflect approximately $0.1 million and $0 of such benefits of the Company that have been allocated to capital in excess of par value in 2009 and 2008, respectively.

A provision has not been made for U.S. or additional non-U.S. taxes on $32.7 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because the Company plans to keep these amounts permanently reinvested overseas except for instances where the Company can remit such earnings to the U.S. without an associated net tax cost.

The total provision for income taxes included in the consolidated financial statements was as follows (in thousands):

	2009	2008	2007
Continuing operations	$1,594	$10,459	$6,611
Discontinued operations	(2,100)	(477)	3,330
	($506)	$9,982	$9,941

The changes in the amount of gross unrecognized tax benefits during 2009 were as follows (in thousands):

	2009	2008
Beginning Balance	$3,196	$2,830
Additions based on tax positions related to the current year	745	439
Additions for tax positions of prior years	--	--
Reductions for tax positions of prior years	(690)	(73)
Settlements	(905)	--
Ending Balance	2,346	3,196

If these tax benefits were recognized in a future period, the entire amount of unrecognized tax benefit would impact the Company’s effective tax rate.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as the income tax of multiple state and non-U.S. jurisdictions.  During 2009, the Company concluded a tax examination with the IRS for the years ended June 30, 2004 and June 30, 2005.  Settlements during the year were fully reserved for and did not result in additional expense.

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

Country

Years Ending June 30,

United States

2006 to 2009

Canada

2006 to 2009

Ireland

2006 to 2009

Portugal

2006 to 2009

United Kingdom

2008 to 2009

The Company’s policy is to include interest expense and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations.  At June 30, 2009 and June 30, 2008, the Company had approximately $0.2 million and $0.7 million, respectively, accrued for interest expense on unrecognized tax benefits.

11.  COMMITMENTS

The Company leases certain property and equipment under agreements with initial terms ranging from one to twenty years.  Rental expense for the years ended June 30, 2009, 2008 and 2007 was approximately $4.8 million, $5.5 million, and $4.6 million, respectively.  At June 30, 2009, the minimum annual rental commitments under noncancelable operating leases, principally real estate, were approximately $4.8 million in 2010, $3.3 million in 2011, $2.4 million in 2012, $1.7 million in 2013, $1.1 million in 2014, and $2.8 million thereafter.

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

The Company is a guarantor of certain assigned leases to Berean Christian Bookstores (“Berean”), an operation disposed of by the Company in 2006.  As the former owner of Berean, the Company is party under a number of operating leases which were assigned to the purchaser of the business for the remaining initial terms of the leases at the stated lease costs.  The Company remained the guarantor of these leases until the expiration of the initial terms.  In the second quarter of 2009, noting Berean’s deteriorating operating performance and precarious financial position, the Company recorded liabilities of $2.9 million, net of estimated subleases, in anticipation of the impairment of leases remaining under the obligation.

In June 2009, Berean filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code and, in July 2009, its assets were sold to a third party under Section 363 of the Code.   As part of this transaction, the Company agreed to provide lease supplement payments to the new owner of the Berean assets.  These payments included an upfront payment of $0.5 million and additional payments totaling $1.2 million which will be made in equal monthly installments through December 2011.  The Company will remain a guarantor of the leases assumed by the new owner, however, our guarantee has been reduced for locations where the new owner was able to obtain rent concessions.  In addition, the Company remains a guarantor of three sites formerly operated by Berean.  Liabilities associated with these three guarantees, net of expected subleases, total $1.1 million at June 30, 2009.  Subsequent to these transactions, the total amount of remaining lease payments guaranteed by the company was $6.1 million.

12.  CONTINGENCIES

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

During 2008, the Company entered into an Administrative Order of Consent with the U.S. Environmental Protection Agency (“EPA”) related to the removal of various PCB-contaminated materials and soils at a site where the Company leased a building and conducted operations from 1967-1979.  The Company established an accrual of $2.0 million related to the matter in 2008 and an additional $2.0 million in 2009.  Remediation efforts were substantially completed during the 3rd quarter of 2009, and the Company anticipates receiving a closing letter from the EPA in the first half of 2010.

As the site is the former location of the Club Products and Monarch Aluminum divisions, the charge has been included in results from discontinued operations for the period.  The Company has initiated litigation against our legacy insurance carriers and is actively involved in negotiations surrounding coverage and cost recovery of amounts spent regarding environmental remediation at this site, however, the amount and timing of any potential recovery cannot currently be estimated and no recovery has been recognized through June 30, 2009.

The Company has updated its environmental study relating to certain land and buildings in France that was originally completed in the second quarter of fiscal 2006.  The study was updated due to a change in environmental regulations and in anticipation of marketing the property for sale.  Until a use for the property is determined, no remediation work plans will be required by local regulators.  The Company has recorded $0.3 million as of June 30, 2009 for the estimated costs associated with this property.

13.  STOCK-BASED COMPENSATION AND PURCHASE PLANS

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

Total compensation cost recognized in income for equity based compensation awards was $2.4 million, $2.4 million, and $0.4 million for the years ended June 30, 2009, 2008 and 2007, respectively.  The total income tax benefit recognized in the consolidated income statement for equity-based compensation plans was $0.8 million, $0.9 million, and $0.1 million for the years ended June 30, 2009, 2008 and 2007, respectively.

At June 30, 2009, 634,144 shares of common stock were reserved for issuance under various compensation plans.

Restricted Stock Awards

The Company may award shares of restricted stock to eligible employees and non-employee directors of the Company at no cost, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights during the restriction period.  Such shares and rights are subject to forfeiture if certain employment conditions are not met.  During the restriction period, recipients of the shares are entitled to dividend equivalents on such shares, providing that such shares are not forfeited.  Dividends are accumulated and paid out at the end of the restriction period.  During 2009, 2008 and 2007 the Company granted 64,091, 70,351, and 41,270 shares, respectively, of restricted stock to eligible participants.  Restrictions on the stock awards lapse between fiscal 2010 and fiscal 2012, with the exception of one award which vests upon the employee’s retirement.  For the years ended June 30, 2009, 2008 and 2007, $1.4 million, $1.1 million and $1.3 million, respectively, was recognized as compensation expense related to restricted stock awards.  Substantially all awards are expected to vest.

A summary of stock options and restricted stock awards activity during the year ended June 30, 2009 is as follows:

	Stock Options			Restricted Stock Awards
		Weighted
	Number	Average	Aggregate	Number	Aggregate
	of	Exercise	Intrinsic	of	Intrinsic
	Shares	Price	Value	Shares	Value

Outstanding, July 1, 2008	29,760	$20.05	$24,000	144,072	$2,988,000
Granted	--	--		64,091
Exercised / vested	(22,700)	20.09	166,425	(30,511)	695,423
Canceled	--	--		(3,050)
Outstanding, June 30, 2009	7,060	$19.90	--	174,602	$1,561,383

At June 30, 2009, all 7,060 outstanding stock options were exercisable and have a weighted-average remaining contractual life of 3.25 years.

Restricted stock awards granted during 2009, 2008 and 2007 had a weighted average grant date fair value of $24.19, $22.63, and $28.05, respectively.  The grant date fair value of restricted stock awards is determined based on the closing price of the Company’s common stock on the date of grant.  The total intrinsic value of options and awards exercised during the years ended June 30, 2009, 2008 and 2007 was $0.9 million, $0.9 million, and $1.4 million, respectively.

As of June 30, 2009, there was $2.0 million of unrecognized compensation costs related to stock options and awards expected to be recognized over a weighted-average period of 1.25 years.

Executive Compensation Program

The Company operates a compensation program for key employees.  The plan contains both an annual component as well as long-term component.  Under the annual component, participants are required to defer 20% (and may elect to defer up to 50%) of their annual incentive compensation in restricted stock which is purchased at a discount to the market.  Additionally, non-employee directors of the Company may defer a portion of their director’s fees in restricted stock units which is purchased at a discount to the market.  During the restriction period, recipients of the shares are entitled to dividend equivalents on such units, providing that such shares are not forfeited.  Dividend equivalents are accumulated and paid out at the end of the restriction period.  The restrictions on the units expire after three years.  At June 30, 2009 and 2008, respectively, 99,437 and 70,848 shares of restricted stock units are outstanding and subject to restrictions that lapse between fiscal 2010 and fiscal 2012.  The compensation expense associated with this incentive program is charged to income over the restriction period.  The Company recorded compensation expense related to this program of $0.4 million, $0.2 million, $0.3 million for the years ended June 30, 2009, 2008 and 2007, respectively.

The fair value of the awards under the annual component of this incentive program is measured using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model are as follows:

	2009	2008	2007
Range of risk-free interest rates	2.45%	4.11%	4.59 – 4.77%
Range of expected life of option grants (in years)	3	3	3
Expected volatility of underlying stock	44.5%	34.9%	32.0%
Expected quarterly dividends (per share)	$0.21	$0.21	$0.21

Under the long-term component, grants of performance share units (“PSUs”) are made annually to key employees and the share units are earned based on the achievement of certain overall corporate financial performance targets over the performance period.  At the end of the performance period, the number of shares of common stock issued will be determined by adjusting upward or downward from the target in a range between 10% and 200%.  No shares will be issued if the minimum performance threshold is not achieved. The final performance percentage, on which the payout will be based, considering the performance metrics established for the performance period, will be determined by the Compensation Committee of the Board of Directors.

The awards granted by the Committee on August 28, 2008 and August 28, 2007 provided that the PSUs will be converted to shares of common stock if the Company’s EBITDA (earnings before interest, taxes, depreciation and amortization) and return on assets meet specified levels approved by the Committee.  A participant’s right to any shares that are earned will vest in three equal installments.  An executive whose employment terminates prior to the vesting of any installment for a reason other than death, disability, retirement, or following a change in control, will forfeit the shares represented by that installment. In certain circumstances, such as retirement or a change in control, vesting of the awards granted is accelerated and PSU’s are paid on a pro-rata basis.

In fiscal 2007, the PSU grants would have been earned based on achievement of performance targets over a three-year period.  These awards would have cliff vested after performance targets were achieved at the end of the three-year period, and shares of common stock would have been issued following the end of the performance period.

A summary of the awards activity under the executive compensation program during the year ended June 30, 2009 is as follows:

	Annual Component			Performance Stock Units
		Weighted
	Number	Average	Aggregate	Number	Aggregate
	of	Exercise	Intrinsic	of	Intrinsic
	Shares	Price	Value	Shares	Value

Non-vested, July 1, 2008	70,848	$19.26	$130,000	88,222	$1,830,000
Granted	47,499	15.56		58,800
Vested	(18,910)	20.22	155,440	(30,000)	1,377,684
Expired	--	--		(87,022)
Non-vested, June 30, 2009	99,437	$17.31	--	30,000	$348,000

Restricted stock awards granted under the annual component of this program in fiscal 2009, 2008 and 2007 had a grant date fair value of $28.98, $23.54, and $31.32, respectively.  The PSU’s granted in fiscal 2009, 2008 and 2007 had a grant date fair value of $23.43, $24.20, and $29.23, respectively.  The total intrinsic value of awards vested under the executive compensation program during the years ended June 30, 2009, 2008 and 2007 was $1.5 million, $0.7 million, and $0.3 million, respectively.  During 2009, 58,800 and 28,222 performance stock units awarded during the years ended June 30, 2009 and June 30, 2007, respectively, expired without meeting performance targets.

The Company recognized compensation expense related to the PSU’s of $0.7 million, $1.2 million, and $0 for the years ended June 30, 2009, 2008 and 2007, respectively.  The total unrecognized compensation costs related to non-vested performance share units was $0.3 million at June 30, 2009 which is expected to be recognized over a weighted average period of 1.0 year.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan that allows employees to purchase shares of common stock of the Company at a discount from the market each quarter.  Shares of our stock may be purchased by employees quarterly at 95% of the fair market value on the last day of each quarter.  Shares of stock reserved for the plan were 147,195 at June 30, 2009.  Shares purchased under this plan aggregated 30,634, 27,808, and 23,878 in 2009, 2008 and 2007, respectively at an average price of $14.12, $19.06, and $25.91 respectively.

14.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows (in thousands):

June 30	2009	2008
Foreign currency translation adjustment	$ 8,902	$ 19,328
Unrealized pension losses (net of tax benefit of $36.1 million and $21.4 million, respectively)	(60,343)	(36,859)
Unrealized loss on derivative instruments (net of tax benefit of $0.6 million)	(1,150)	--
Accumulated other comprehensive loss	$ (52,591)	$ (17,531)

15.  DISCONTINUED OPERATIONS AND DISPOSITIONS

In 2007, the Company sold substantially all the assets of the Berean Christian Stores (“Berean”) business in an all cash deal resulting in the recognition of a pre-tax gain of $0.2 million.  As the former owner of Berean, the Company is party under a number of operating leases which were assigned to the purchaser of the business for the remaining initial terms of the leases at the stated lease costs.  The Company remained the guarantor of these leases until the expiration of the initial terms.  In the second quarter of 2009, noting Berean’s deteriorating operating performance and precarious financial position, the Company recorded liabilities of $2.9 million, net of estimated subleases, in anticipation of the impairment of leases remaining under the obligation.

In June 2009, Berean filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code and, in July 2009, its assets were sold to a third party under Section 363 of the Code.   As part of this transaction, the Company agreed to provide lease supplement payments to the new owner of the Berean assets.  These payments included an upfront payment of $0.5 million and additional payments totaling $1.2 million which will be made in equal monthly installments through December 2011.  The Company will remain a guarantor of the leases assumed by the new owner, however, our guarantee has been reduced for locations where the new owner was able to obtain rent concessions.  In addition, the Company remains a guarantor of three sites formerly operated by Berean.  Liabilities associated with these three guarantees, net of expected subleases, total $1.1 million at June 30, 2009.  Subsequent to these transactions, the total amount of remaining lease payments guaranteed by the company was $6.1 million.

During 2008, the Company entered into an Administrative Order of Consent with the U.S. Environmental Protection Agency (“EPA”) related to the removal of various PCB-contaminated materials and soils at a site where the Company leased a building and conducted operations from 1967-1979.  The Company established an accrual of $2.0 million related to the matter in 2008 and an additional $2.0 million accrual in 2009.  Remediation efforts were substantially completed during the third quarter of 2009, and the Company anticipates receiving a closure letter from the EPA in the first half of 2010.

In 2007, the Company sold substantially all the assets of the Standard Publishing business in an all cash deal and recognized a pre-tax gain of $10.1 million in this transaction.  During fiscal 2008, the Company sold certain land, buildings and improvements related to Standard Publishing for net proceeds of $1.6 million in cash.  The Company recorded a gain on disposal of $0.9 million in connection with the sale.

During the second quarter of 2007, the Company was able to complete the sale of the under-sink food disposals product line of USECO, resulting in a gain on the sale of approximately $0.5 million offset by losses from the other USECO operations.  In the third quarter of fiscal 2007, the Company determined that the remaining USECO rethermalization systems business could not be sold, and accordingly, shutdown the operations, accelerating the depreciation expense on the remaining manufacturing equipment and ceasing the manufacturing operations.  Any inventory remaining was analyzed and, where usable and transferable to our other businesses, was transferred to current operations.  The remaining inventory was previously fully reserved for.  In connection with the shutdown, the Company retained the warranty risk for previously sold units. The Company has analyzed those needs and believes that the current recorded balance of $0.2 million is sufficient to cover future costs to support warranty claims.

Earnings (losses) from discontinued operations include the following results for the years ended June 30 (in thousands):

	2009	2008	2007

Net sales	$ --	$ --	$4,589
Berean lease impairment (net of tax benefit of $1.1 million, $0, and $0, respectively)	(1,834)	--	--
EPA remediation expense (net of tax benefit $0.8 million, $0.8 million, and $0, respectively)	(1,293)	(1,238)	--
Other loss from discontinued operations (net of tax benefit of $0.2 million, $0.1 million, and $0.7 million, respectively)	(388)	(176)	(1,094)
Gains from disposal (net of taxes of $0, $0.4 million, and $4.0 million, respectively)	--	640	6,411
Total net earnings (loss) from discontinued operations	($3,515)	($774)	$5,317

The Company has $3.5 million of accrued liabilities related to discontinued operations in its balance sheet at June 30, 2009, primarily related to accrued lease liabilities for Berean.

16.  RESTRUCTURING

The Company has undertaken cost reduction and facility consolidation initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

Year Ended June 30,
2009

Involuntary
Employee
Severance
and Benefit
	Costs	Other	Total
Workforce Reduction	$ 1,288	$ --	$ 1,288
Consolidation of Global Manufacturing Footprint	1,819	4,732	6,551
Total expense	$ 3,107	$ 4,732	$ 7,839

2008

Consolidation of Global Manufacturing Footprint	$ 459	$ 131	$ 590

2007

Consolidation of Global Manufacturing Footprint	$ 65	$ 221	$ 286

 Workforce Reduction

In response to the recession taking place in the current macroeconomic environment and its impact on the Company, management reduced the number of salaried and indirect labor employees via workforce reductions. During 2009, the Company has reduced its U.S.-based workforce by over 25%.  Substantially all actions related to this initiative were completed at June 30, 2009.

Activity in the reserves for the Workforce Reduction is as follows (in thousands):

Involuntary
Employee
Severance
and Benefit
Costs
Restructuring Liabilities at June 30, 2008	$ --
Additions	1,288
Payments	(1,234)
Restructuring Liabilities at June 30, 2009	$ 54

Consolidation of Global Manufacturing Footprint

As part of the Company’s ongoing effort to generate operational efficiencies and in response to downturn in certain markets served by the Company’s operating segments, the Company has closed several of its manufacturing facilities and consolidated production.  These costs are composed primarily of severance, other termination benefits, and expenses associated with the relocation of the plants’ production capacities to other facilities.  Activities related to the most recent of these closures are currently in progress, and are expected to be completed during the first half of 2010.  The liabilities associated with this initiative are expected to be paid though 2011.

Activity in the reserves related to optimization of the Company’s manufacturing locations is as follows (in thousands):

	Involuntary
	Employee
	Severance
	and Benefit
	Costs	Other	Total
Restructuring Liabilities at June 30, 2007	$ 105	$ --	$ 105
Additions	459	131	590
Payments	(486)	(131)	(617)
Restructuring Liabilities at June 30, 2008	$ 78	$ -	$ 78
Additions	1,819	4,732	6,551
Payments	(1,604)	(1,271)	(2,875)
Restructuring Liabilities at June 30, 2009	$ 293	$ 3,461	$ 3,754

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Year Ended June 30,
	2009

	Involuntary
	Employee
	Severance
	and Benefit
	Costs	Other	Total
Food Service Equipment Group	$ 1,009	$ 402	$ 1,411
Air Distribution Products Group	1,054	3,913	4,967
Engraving Group	413	281	694
Electronics and Hydraulics Group	475	136	611
Corporate	156	--	156
Total expense	$ 3,107	$ 4,732	$ 7,839

	2008
Engraving Group	$ 205	$ 55	$ 260
Electronics and Hydraulics Group	254	76	330
Total expense	$ 459	$ 131	$ 590

	2007
Electronics and Hydraulics Group	$ 65	$ 221	$ 286

17.  EMPLOYEE BENEFIT PLANS

Retirement Plans

The Company adopted the balance sheet recognition requirements of related to Statement of Financial Accounting Standards No. 158 - Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”) on June 30, 2007 which resulted in a $13.0 million decrease to stockholder’s equity, net of taxes.  The Company adopted the measurement date provisions of FAS 158 on July 1, 2007 and changed the measurement date to June 30 at that time.  Adopting the measurement date provisions of the standard resulted in a $10.1 million increase to stockholder’s equity, net of taxes.

The Company has defined benefit pension plans covering certain employees both inside and outside of the U.S. All pension benefits accruing under the U.S. salaried defined benefit plan and the supplemental defined benefit plan have been frozen as of January 1, 2008.

Plan assets are generally invested in equity securities (exclusive of common stock of the Company) debt, and global balanced securities.  Contributions for U.S. plans are generally equal to the minimum amounts required by federal laws and regulations.  Foreign plans are funded in accordance with the requirements of regulatory bodies governing each plan.

Net periodic benefit cost for U.S. and non-U.S. plans included the following components:

	U.S. Plans			Foreign Plans
	Year Ended June 30,			Year Ended June 30,
	2009	2008	2007	2009	2008	2007
Service Cost	$565	$3,153	$4,555	$150	$180	$185
Interest Cost	12,966	12,306	12,402	1,766	2,062	1,889
Expected return on plan assets	(16,859)	(16,770)	(16,200)	(1,578)	(2,046)	(1,547)
Recognized net actuarial loss	1,404	2,194	4,585	330	653	983
Amortization of prior service cost	169	195	243	(60)	(65)	(58)
Amortization of transition obligation (asset)	2	1	4	--	--	--
Curtailment	--	--	(205)	--	--	--
Net periodic benefit cost (benefit)	($1,753)	$1,079	$5,384	$608	$784	$1,452

The following table sets forth the funded status and amounts recognized as of June 30, 2009 and 2008 for our U.S. and foreign defined benefit pension plans (in thousands):

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$191,708	$205,355	$35,261	$38,900
Measurement date change	--	(9,629)	--	(2,701)
Service cost	565	3,153	150	180
Interest cost	12,966	12,306	1,766	2,062
Plan participants' contributions	--	--	49	55
Actuarial (loss)/gain	(5,574)	(6,010)	(827)	(2,589)
Benefits paid	(13,747)	(13,467)	(1,230)	(1,620)
Plan Amendments	235	--	--	--
Foreign currency exchange rate	--	--	(5,595)	974
Accumulated benefit obligation at end of year	$186,153	$191,708	$29,574	$35,261

Change in plan assets
Fair value of plan assets at beginning of year	$191,803	$203,565	$28,965	$31,325
Actual return on plan assets	($28,592)	(2,113)	(790)	(1,703)
Measurement date change	--	3,594	--	204
Employer contribution	192	--	71	620
Plan participants' contribution	--	--	356	55
Benefits paid	(13,747)	(13,243)	(1,230)	(1,619)
Foreign currency exchange rate	--	--	(4,940)	83
Fair value of plan assets at end of year	$149,656	$191,803	$22,432	$28,965

Funded Status	($36,497)	$95	($7,142)	($6,296)

Amounts recognized in the consolidated balance sheets consist of:

Prepaid benefit cost	$--	$1,972	$--	$--
Current liabilities	(184)	(477)	(330)	(266)
Non-current liabilities	(36,313)	(1,400)	(6,813)	(6,030)
Net amount recognized	($36,497)	$95	($7,143)	($6,296)

Unrecognized net actuarial loss	$87,799	$49,334	$8,493	$8,793
Unrecognized prior service cost	948	876	(535)	(669)
Accumulated other comprehensive income, pre-tax	$88,747	$50,210	$7,958	$8,124

The accumulated benefit obligation for all defined benefit pension plans was $213.1 million and $223.1 million at June 30, 2009 and 2008, respectively.

Plan Assets
	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
	2009	2008	2009	2008
Asset Category
Equity securities	37%	41%	39%	42%
Debt securities	37%	32%	59%	57%
Global balanced securities	26%	27%	--	--
Other		--	2%	1%
Total	100%	100%	100%	100%

	2009
Asset Category – Target	U.S.	U.K.	Ireland
Equity securities	35%	40%	70%
Debt and market neutral securities	40%	60%	20%
Global balanced securities	25%	0%	0%
Real estate	0%	0%	10%
Other	0%	0%	0%
Total	100%	100%	100%

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $1.8 million and $0.4 million, respectively.

Year Ended June 30	2009	2008
Plan assumptions as of June 30
Discount rate	5.75 - 7.20%	6.15 - 7.00%
Expected return on assets	6.50 - 8.65%	6.75 - 8.80%
Rate of compensation increase	3.50 - 3.70%	3.50 - 4.00%

Included in the above are the following assumptions relating to the defined benefit pension plans in the United States for fiscal 2009 and 2008: discount rate 7.2%, expected return on assets 8.65% and rate of compensation increase 3.5%.  The U.S. defined benefit pension plans represent the majority of our pension obligations.  The expected return on plan assets assumption is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds.  The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.

Our investment policy for the U.S. pension plans targets a range of exposure to the various asset classes.  Standex rebalances the portfolio periodically when the allocation is not within the desired range of exposure.  The plan seeks to provide returns in excess of the various benchmarks.  The benchmarks include the following indices:  S&P 500; Citigroup PMI EPAC; Citigroup World Government Bond and Barclays Aggregate Bond.  A third party investment consultant tracks the plan’s portfolio relative to the benchmarks and provides quarterly investment reviews which consist of a performance and risk assessment on all investment managers and on the portfolio.

Certain managers within the plan use, or have authorization to use, derivative financial instruments for hedging purposes, the creation of market exposures and management of country and asset allocation exposure.  Currency speculation derivatives are strictly prohibited.

Expected benefit payments for the next five years are as follows: 2010, $15.7 million; 2011, $15.7 million; 2012, $15.8 million; 2013, $16.0 million; 2014, $16.0 million and thereafter, $81.0 million.  The Company expects to make $0.6 million of contributions to its pension plans in 2010.

The Company operates a defined benefit plan in Germany which is unfunded. Certain U.S. employees are covered by union-sponsored, multi-employer pension plans.  Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans.  Pension expense for these plans was $1.4 million, $1.7 million, and $2.0 million in 2009, 2008, and 2007 respectively.

Retirement Savings Plans

The Company has two primary employee savings plans, one for salaried employees and one for hourly employees.  Substantially all of our full-time domestic employees are covered by these savings plans.  Under the provisions of the plans, employees may contribute a portion of their compensation within certain limitations.  The Company, at the discretion of the Board of Directors, may make contributions on behalf of our employees under the plans.  During the third quarter of 2009, the Company announced that it would suspend employer matching contributions to its savings plans, with the exception of obligations under collective bargaining agreements.  The suspension of contributions began in April 2009 and will continue until at least the end of calendar year 2009.  Company contributions were $4.6 million, $3.2 million, and $1.9 million for the years ended June 30, 2009, 2008 and 2007 respectively.  At June 30, 2009, the salaried plan holds approximately 326,000 shares of Company common stock, representing approximately 6% of the holdings of the plan.

Other Plans

Certain retired executives are covered by an Executive Life Insurance Program.  During 2003, two executives retired and the Board of Directors approved benefits under this plan of approximately $5.6 million. The aggregate present value of current vested and outstanding benefits to all participants was approximately $1.4 million, and $1.7 million at June 30, 2009 and 2008, respectively, and will be paid over the next four years.

Key Employee Share Option Plan (KEYSOP)

In fiscal 2002, we created a Key Employee Share Option Plan (the “KEYSOP”).  The purpose of the KEYSOP is to provide alternate forms of compensation to certain key employees of the Company commensurate with their contributions to the success of our activities.  Under the KEYSOP, certain employees are granted options by the Compensation Committee and designated property is purchased by the Company and placed in a Rabbi trust.  The option price set at the date of the grant is 25% of the fair value of the underlying assets.  During fiscal 2003, the Company granted options to two key employees prior to their retirement.  Assets associated with the plan were $4.4 million and $5.2 million at June 30, 2009 and 2008, respectively.  As of June 30, 2009 and 2008, the Company has recorded a liability in other long term liabilities of approximately $3.2 million and $4.0 million respectively associated with the grants made.

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

The following table sets forth the funded status of the postretirement benefit plans and accrued postretirement benefit cost reflected in the consolidated balance sheet at year end (in thousands):

	Year Ended June 30,
	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$1,870	$2,084
Measurement date change	--	(85)
Service cost	9	11
Interest cost	125	125
Plan participants' contributions	38	32
Actuarial (loss)/gain	(30)	(101)
Benefits paid	(206)	(196)
Accumulated benefit obligation at end of year	$1,806	$1,870

Change in plan assets
Fair value of plan assets at beginning of year	$--	$--
Employer contribution	168	165
Plan participants' contribution	38	32
Benefits paid	(206)	(197)
Foreign currency exchange rate	--	--
Fair value of plan assets at end of year	$0	$0

Funded Status	($1,806)	($1,870)

Amounts recognized in the consolidated balance sheets consist of:

Current liabilities	($163)	($66)
Non-current liabilities	(1,643)	(1,804)
Net amount recognized	($1,806)	($1,870)

Accumulated other comprehensive income, pre-tax
Unrecognized net actuarial loss	($1,167)	($1,221)
Unrecognized transition obligation	911	1,135
Net amount recognized	($256)	($86)

Components of Net Periodic Benefit Cost

	Year Ended June 30,
	2009	2008	2007
Service Cost	$9	$11	$21
Interest Cost	125	125	128
Recognized net actuarial loss/(gain)	(84)	(93)	(56)
Amortization of transition obligation (asset)	224	225	225
Net periodic benefit cost	$274	$268	$318

The estimated net actual loss (gain) and transition obligation for the postretirement benefits that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $(83,000) and $223,000, respectively.

The assumed weighted average discount rate as of June 30, 2009 and 2008 was 7.20% and 7.00%, respectively.  The annual assumed rate of increase in the per capita cost of covered health care benefits is 8.2% for retirees under age 65 in 2009 and 9% in 2008, trending down to 5.0% in 2014 and is assumed to remain at that level thereafter.  A 1% increase in the assumed health care cost trend rate would not have a material impact to either the accumulated benefit obligation or the net postretirement cost.

18.  INDUSTRY SEGMENT INFORMATION

The Company has determined that it has five reportable segments organized around the types of product sold:

•

Food Service Equipment Group– an aggregation of seven operating segments that manufacture and sell commercial food service equipment.

•

Air Distribution Products Group – manufactures and sells metal duct and fittings for residential HVAC systems.

•

Engraving Group – provides mold texturizing, roll engraving and process machinery for a number of industries.

•

Engineering Technologies Group – provides customized solutions in the fabrication and machining of engineered components for the aerospace, energy, and aviation markets.

•

Electronics and Hydraulics Group – a combination of two operating segments that that manufacture and sell electrical components  and that manufacture and sell single- and double-acting telescopic and piston rod hydraulic cylinders.

During the fourth quarter of 2009, the Company evaluated its reporting segments and determined that the Engineering Technologies Group (formerly part of the Engineered Products Group) met the quantitative thresholds to be separately disclosed as a reportable segment.  Additionally, the Hydraulics Products Group no longer meets the thresholds, and is now aggregated with the Electronics operating segment and reported as Electronics and Hydraulics.  Amounts applicable to 2008 and 2007 have been reclassified to conform to the new segment presentation.

Net sales include only transactions with unaffiliated customers and include no significant intersegment or export sales.  Operating income by segment and geographic area excludes general corporate and interest expenses.  Assets of the Corporate segment consist primarily of cash, administrative buildings, equipment, and other non-current assets.

Industry Segments	Net Sales			Depreciation And Amortization
	2009	2008	2007	2009	2008	2007
Food Service Equipment	$350,358	$381,254	$299,009	$7,021	$7,642	$5,075
Air Distribution Products	66,534	88,334	110,081	967	1,311	1,901
Engraving	77,311	92,167	84,223	3,646	4,339	4,639
Engineering Technologies	51,693	51,615	41,829	1,405	1,125	1,027
Electronics and Hydraulics	61,190	84,171	86,069	2,088	2,185	2,169
Corporate and Other	--	--	--	414	511	387
Total	$607,086	$697,541	$621,211	$15,541	$17,113	$15,198

	Income From Operations			Capital Expenditures
	2009	2008	2007	2009	2008	2007
Food Service Equipment	$9,900	$31,460	$18,242	$1,277	$3,663	$3,552
Air Distribution Products	713	(340)	2,610	182	482	557
Engraving	7,028	9,611	7,595	1,878	2,140	2,117
Engineering Technologies	8,667	9,770	6,824	297	2,980	2,264
Electronics and Hydraulics	3,459	8,106	9,158	2,055	1,322	1,141
Restructuring charge	(7,839)	(590)	(286)	--	--	--
Other expenses, net	--	--	1,023	--	--	--
Corporate	(15,907)	(19,088)	(15,069)	--	402	710
Total	$6,021	$38,929	$30,097	$5,689	$10,989	$10,341
Interest expense	(6,532)	(9,510)	(9,025)
Other, net	215	324	1,464
Income from continuing operations
before income taxes	($296)	$29,743	$22,536

	Goodwill			Long-lived Assets
	2009	2008		2009	2008
Food Service Equipment	$45,598	$64,144		$45,006	$48,761
Air Distribution Products	14,933	14,933		8,916	12,135
Engraving	20,048	19,150		22,548	21,638
Engineering Technologies	186	186		16,269	17,445
Electronics and Hydraulics	20,957	22,237		9,842	9,411
Corporate & Other	--	--		6,031	7,175
Total	$101,722	$120,650		$108,612	$116,565

	Non-U.S. Operations
	2009	2008	2007
Net sales	$78,277	$100,340	$94,798
Income from operations	8,209	14,508	9,677
Long-lived assets	16,334	19,469	16,718

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

19.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended June 30, 2009 and 2008 are as follows (in thousands, except for per share data):

	2009
	First	Second	Third	Fourth
Net sales	$180,695	$155,510	$130,970	$139,911
Gross profit	57,118	45,580	32,000	41,277
Net income (loss)	4,994	2,149	(18,225)	5,677
EARNINGS PER SHARE
Basic	0.41	0.17	(1.48)	0.46
Diluted	0.40	0.17	(1.48)	0.45

	2008
	First	Second	Third	Fourth
Net sales	$175,520	$172,245	$169,002	$180,774
Gross profit	49,595	51,286	47,781	53,185
Net income	5,921	5,512	1,646	5,431
EARNINGS PER SHARE
Basic	0.48	0.45	0.13	0.44
Diluted	0.48	0.45	0.13	0.44

Note:  Basic and diluted earnings per share are computed independently for each reporting period.  Accordingly, the sum of the quarterly earnings per share amounts may not agree to the year-to-date amounts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Standex International Corporation

Salem, New Hampshire

We have audited the accompanying consolidated balance sheets of Standex International Corporation and subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2009.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on those financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Standex International Corporation and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 17 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), during the years ended June 30, 2008 and 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 31, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

August 31, 2009

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.  Controls and Procedures

The management of the Company including its Chief Executive Officer, and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2009, that the disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is  (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of our fiscal year (ended June 30, 2009) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Based on the Company’s processes, as described above, management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of June 30, 2009 to provide reasonable assurance of achieving its objectives.  These results were reviewed with the Audit Committee of the Board of Directors.  Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on the Company’s internal control over financial reporting, which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Standex International Corporation

Salem, New Hampshire

We have audited the internal control over financial reporting of Standex International Corporation and subsidiaries (the “Company”) as of June 30, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2009 of the Company and our report dated August 31, 2009 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

August 31, 2009

Item 9B.  Other Information

Not Applicable

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission (“SEC”) a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended June 30, 2009 (the “Proxy Statement”).  The information required by this item and not provided in Part 1 of this report under Item 4 “Executive Officers of Standex” is incorporated by reference from the Proxy Statement under the captions “Election of Directors,” “Stock Ownership in the Company,” “Other Information Concerning the Company, Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 11.  Executive Compensation

Information regarding executive compensation is incorporated by reference from the Proxy Statement under the captions and sub-captions:  “Executive Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” “2009 Summary Compensation Table,” “Other Information Concerning the Company Board of Directors and Its Committees,” and “Directors Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The stock ownership of each person known to Standex to be the beneficial owner of more than 5% of its Common Stock is incorporated by reference in the Proxy Statement under the caption “Stock Ownership of Certain Beneficial Owners.”  The beneficial ownership of Standex Common Stock of all directors and executive officers of the Company is incorporated by reference in the Proxy Statement under the caption and sub-caption “Stock Ownership in the Company” and “Stock Ownership by Directors, Nominees for Directors and Executive Officers,” respectively.

The Equity Compensation Plan table below presents information regarding the Company’s equity based compensation plan at June 30, 2009.

	(A)	(B)	(C)
Number of Securities
Remaining Available
	Number of Securities	Weighted-Average	For Future Issuance
	To Be Issued Upon	Exercise Price Of	Under Equity
	Exercise Of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants And Rights	And Rights	reflected in Column (A))

Equity compensation plans approved by
stockholders	311,099	$5.98	634,144

Equity compensation plans not approved
by stockholders	--	--	--

Total	311,099	$5.98	634,144

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

Item 13.  Certain Relationships and Related Transactions and Director Independence

Information regarding certain relationships and related transactions is incorporated by reference in the Proxy Statement under the caption and sub-caption “Certain Relationships and Related Transactions” And “Stock Ownership by Directors, Nominees for Director and Executive Officers,” respectively.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements
Financial Statements covered by the Report of Independent Registered Public Accounting Firm
	(A)	Consolidated Statements of Operations for the fiscal years ended June 30, 2009, 2008 and 2007
	(B)	Consolidated Balance Sheets as of June 30, 2009 and 2008
	(C)	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended June 30, 2009, 2008 and 2007
	(D)	Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2009, 2008 and 2007
	(E)	Notes to Consolidated Financial Statements
(2)	Financial Statements Schedule
The following financial statement schedule is included as required by Item 8 to this report on Form 10-K
Schedule II – Valuation and Qualifying Accounts is included in the Notes to Consolidated Financial Statements
All other schedules are not required and have been omitted
(3)	Exhibits
Incorporated
Exhibit			by Reference		Filed
Number		Exhibit Description	Form	Date	Herewith
(b) 3.	(i)	Restated Certificate of Incorporation of Standex, dated October 27, 1998 filed as Exhibit 3(i).	10-Q	12/31/1998
	(ii)	By-Laws of Standex, as amended, and restated on October 28, 2008 filed as Item 5.03, Exhibit 3.(b)	8-K	10/30/2008
4.	(a)

Agreement of the Company, dated September 15, 1981, to furnish a copy of any instrument with respect to certain other long-term debt to the Securities and Exchange Commission upon its request filed as Exhibit 4.

			10-K	6/30/1981
10.	(a)	Employment Agreement dated January 1, 2009, between the Company and Deborah A. Rosen filed as Exhibit 10. *	8-K	1/6/2009
	(b)	Standex International Corporation 2008 Long-Term Incentive Plan, effective October 28, 2008 filed as Exhibit 10.*	8-K	10/30/2008
	(c)	Employment Agreement dated April 1, 2003 between the Company and Roger L. Fix, filed as Exhibit 10(s).*	10-K	6/30/2003
	(d)	Amendment to Employment Agreement dated December 19, 2008 between the Company and Roger L. Fix filed as Exhibit 10. *	8-K	12/19/2008
	(e)	Employment Agreement dated March 19, 2008 between the Company and Thomas D. DeByle filed as Item 5.02(c), Exhibit 10.*	8-K	3/20/2008
	(f)	Standex International Corporation Executive Security Program, as amended and restated on January 31, 2001 filed as Exhibit 10(a).*	10-Q	3/31/2001
	(g)	Standex International Corporation Executive Life Insurance Plan effective April 27, 1994 and as amended and restated on April 25, 2001 filed as Exhibit 10(k).*	10-K	6/30/2001
	(h)	Standex International Corporation Supplemental Retirement Plan adopted April 26, 1995 and amended on July 26, 1995 filed as Exhibit 10(n).*	10-K	6/30/1995
	(i)	Standex International Corporation Key Employee Share Option Plan dated June 27, 2002 filed as Exhibit 10(p).*	10-K	6/30/2003
	(j)	Form of Indemnification Agreement for directors and executive officers of the Company filed as Item 1.01, Exhibit 10.*	8-K	5/5/2008
	(k)	Executive Officer long-term performance share unit awards filed as Item 5.02.*	8-K	8/28/2008
	(l)	Executive Officer long-term and annual incentive awards filed as Item 1.01.*	8-K	8/31/2005
	(m)	Standex Deferred Compensation Plan for highly compensated employees filed as Item 5.02.*	8-K	1/31/2008
	(n)	Annual and long term incentive awards to the Named Executive Officers of the Company under the 1998 Long-Term Incentive Plan of the Company granted on August 30, 2005 filed as Item 1.01.*	8-K	8/31/2005
	(o)	Standex International Corporation Amended and Restated 1998 Long-Term Incentive Plan filed as Exhibit 10.1.*	8-K	10/31/2005
	(p)	Restricted Stock Unit Award granted to Roger L. Fix dated January 25, 2006 filed as Item 1.01.*	8-K	1/27/2006
(q)

Credit Agreement dated December 31, 2005 between the Company and co-lead arrangers KeyBank National Association and Banc of America Securities LLC and other lending institutions for a five-year revolving senior credit facility filed as Exhibit 10.

			10-Q	12/31/2005
(r)

Grant of annual performance awards consisting of target incentives for fiscal year 2007 to Named Executive Officers of the Company under the 1998 Long-Term Incentive Plan of the Company granted on August 30, 2006 filed as Item 1.01.*

			8-K	9/2/2006
(s)

Grant of long term performance awards and stock awards to Named Executive Officers of the Company under the 1998 Long-Term Incentive Plan of the Company granted on September 11, 2006 filed as Item 1.01.*

			8-K	9/15/2006
	(t)	Amendment to Directors’ Compensation Program for members of the Board of Directors of the Company filed as Item 1.01.*	8-K	11/2/2006
(u)

Stock Purchase Agreement dated January 9, 2007 among the Company and the shareholders of Associated American Industries, Inc. for the acquisition by the Company of all of the outstanding shares of stock of AAI filed as Items 1.01, 2.01 and 9.01.

			8-K	1/11/2007
	(v)	Consulting Agreement between the Company and Duane Stockburger effective July 1, 2007 filed as Item 5.02.*	8-K	7/5/2007
(w)

Grant of annual performance share units consisting of target incentives for fiscal year 2008 to Named Executive Officers of the Company under the 1998 Long-Term Incentive Plan of the Company granted on August 28, 2007 filed as Item 5.02(e).*

			8-K	8/28/2007
(x)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on August 31, 2009.

STANDEX INTERNATIONAL CORPORATION

(Registrant)

/s/ ROGER L. FIX

Roger L. Fix

President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on August 31, 2009:

Signature

Title

/s/ ROGER L. FIX

President/Chief Executive Officer

Roger L. Fix

/s/ THOMAS D. DEBYLE

Vice President/Chief Financial Officer

Thomas D. DeByle

/s/ SEAN VALASHINAS

Chief Accounting Officer

Sean Valashinas

Roger L. Fix, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on August 31, 2009 as attorney-in-fact for the following directors of the Registrant:

Charles H. Cannon	Thomas E. Chorman
William R. Fenoglio	H. Nicholas Muller, III, Ph.D.
Gerald H. Fickenscher	Deborah A. Rosen
Daniel B. Hogan	Edward J. Trainor

/s/ ROGER L. FIX

Roger L. Fix

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

The Company will furnish its 2009 Proxy Statement and proxy materials to security holders subsequent to the filing of the annual report on this Form.  Copies of such material shall be furnished to the Commission when they are sent to security holders.

INDEX TO EXHIBITS

PAGE

21.

Subsidiaries of Standex

23.

Consent of Independent Registered Public Accounting Firm

24.

Powers of Attorney of Charles H. Cannon, Thomas E. Chorman, William R. Fenoglio, Gerald Fickenscher, Daniel B. Hogan, H. Nicholas Muller, III, Ph.D., Deborah A. Rosen and Edward J. Trainor

31.1

Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Vice President and Chief Financial Officer

32.

Section 1350 Certification

END OF FORM 10-K

SUPPLEMENTAL INFORMATION FOLLOWS

Board of Directors

Title

Edward J. Trainor4

Chairman

Charles H. Cannon, Jr.,2, 4

Chairman and CEO, JBT Corporation

Thomas E. Chorman1, 3

Principal and CEO, Foam Partners, LLC

President, Boomer Capital

William R. Fenoglio1, 4

Former President/CEO, Augat, Inc.

Gerald H. Fickenscher1, 3

Retired Vice President Europe, Middle East,

and Africa, Crompton Corporation

Roger L. Fix4

President and Chief Executive Officer

Daniel B. Hogan, Ph. D. 2, 3

Executive Director, Passim Folk Music and Cultural Center

H. Nicholas Muller, III, Ph.D. 2, 3

Former President/CEO, Frank Lloyd Wright Foundation

Deborah A. Rosen

Vice President, Chief Legal Officer and Secretary

________________________

1

Member of Audit Committee

2

Member of Compensation Committee

3

Member of Corporate Governance/Nominating Committee

4

Member of Executive Committee

Corporate Officers

Roger L. Fix

President and Chief Executive Officer

Thomas D. DeByle

Vice President, Chief Financial Officer and Treasurer

Deborah A. Rosen

Vice President, Chief Legal Officer and Secretary

Stacey S. Constas

Corporate Governance Officer and Assistant Secretary

Sean Valashinas

Chief Accounting Officer and Assistant Treasurer

E. James Haggerty

Tax Director

Operating Management

FOOD SERVICE EQUIPMENT GROUP

John Abbott

Group Vice President of Food Service Equipment Group

Cooking Solutions Group

E. J. Morrow

President

Refrigerated Solutions Group

Charles Dullea

President

American Foodservice

Michael Palmer

President

Federal Industries

John W. Minahan

President

Master-Bilt Products

David Parks

President

Nor-Lake, Incorporated

Charles Dullea

President

Procon Products

Paul Roberts

President

AIR DISTRIBUTION PRODUCTS GROUP

Snappy/ACME/ALCO

Thomas H. Smid

President

ENGINEERING TECHNOLOGIES

Spincraft

Richard J. Paul

President

ENGRAVING GROUP

Standex Engraving

Phillip R. Whisman

President

International Operations

Flavio Maschera

Managing Director

ELECTRONICS AND HYDRAULICS

Standex Electronics, Inc.

John Meeks

President

Custom Hoists, Inc.

Richard J. Paul

President

Shareholder Information

Corporate Headquarters

Standex International Corporation

6 Manor Parkway

Salem, NH   03079

(603) 893-9701

Facsimile:  (603) 893-7324

www.standex.com

Common Stock

Listed on the New York Stock Exchange

(Ticker symbol:   SXI)

Transfer Agent and Registrar

Registrar and Transfer Company

10 Commerce Drive

Cranford, NJ  07016

(800) 866-1340

www.RTCO.com

Independent Auditors

Deloitte & Touche LLP

200 Berkeley Street

Boston, MA   02116-5022

Shareholder Services

Stockholders should contact Standex’s Transfer Agent (Registrar and Transfer Company, 10 Commerce Drive, Cranford, NJ 07016) regarding changes in name, address or ownership of stock; lost certificates of dividends; and consolidation of accounts.

Stockholders’ Meeting

The Annual Meeting of Stockholders will be held at 11:00 a.m. on Wednesday, October 28, 2009 at the Boston/Woburn Hilton Hotel, 2 Forbes Rd., Woburn, MA 01801; 781-932-0999.