Form 10-Q
period 2009-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 2009-10-29
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009	Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	31-0596149
(State of incorporation)	(IRS Employer Identification No.)

6 MANOR PARKWAY, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Registrant's Common Stock outstanding on October 26, 2009 was 12,458,335

STANDEX INTERNATIONAL CORPORATION

INDEX

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Unaudited Condensed Consolidated Balance Sheets for

September 30, 2009 and June 30, 2009

2

Unaudited Condensed Consolidated Statements of Income for the

Three Months Ended September 30, 2009 and 2008

3

Unaudited Condensed Consolidated Statements of Cash Flows for the

Three Months Ended September 30, 2009 and 2008

4

Notes to Unaudited Condensed Consolidated Financial Statements

5

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

14

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

23

Item 4.

Controls and Procedures

24

PART II.

OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 6.

Exhibits

26

PART I. FINANCIAL INFORMATION
ITEM 1.

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Balance Sheets

	September 30,	June 30,
(In thousands)	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$ 8,054	$ 8,984
Accounts receivable, net	89,879	81,893
Inventories, net	76,819	75,634
Income tax receivables	-	2,186
Prepaid expenses and other current assets	10,535	2,730
Deferred tax asset	13,354	13,278
Current assets - discontinued operations	2,901	-
Total current assets	201,542	184,705
Property, plant and equipment, net	100,799	108,612
Goodwill	103,061	101,722
Intangible assets, net	19,827	20,450
Other non-current assets	18,622	18,220
Total non-current assets	242,309	249,004
Total assets	$ 443,851	$ 433,709

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	57,795	58,802
Accrued expenses	38,098	36,902
Income taxes payable	2,315	-
Current liabilities - discontinued operations	3,422	3,543
Total current liabilities	101,630	99,247
Long-term debt	87,300	94,300
Accrued pension and other non-current liabilities	65,396	63,876
Total non-current liabilities	152,696	158,176
Stockholders' equity:
Common stock, par value $1.50 per share - 60,000,000 shares
authorized, 27,984,278 issued, 12,444,914 and 12,386,821
outstanding at September 30 and June 30, 2009	41,976	41,976
Additional paid-in capital	28,666	28,690
Retained earnings	428,305	419,157
Accumulated other comprehensive loss	(49,414)	(52,591)
Treasury shares (15,539,364 shares at September 30

and 15,597,457 shares at June 30, 2009)	(260,008)	(260,946)
Total stockholders' equity	189,525	176,286
Total liabilities and stockholders' equity	$ 443,851	$ 433,709

See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Income

	Three Months Ended September 30,
(In thousands, except per share data)	2009	2008

Net sales	$ 152,109	$ 180,695
Cost of sales	102,921	123,577
Gross profit	49,188	57,118
Selling, general and administrative expenses	34,573	42,046
Restructuring costs	1,557	4,321
Total operating expenses	36,130	46,367
Income from operations	13,058	10,751
Interest expense	(935)	(1,718)
Other non-operating income	244	771
Income from continuing operations before income taxes	12,367	9,804
Provision for income taxes	3,980	2,709
Income from continuing operations	8,387	7,095
Income (loss) from discontinued operations, net of income taxes	1,395	(2,101)
Net income	$ 9,782	$ 4,994
Basic earnings per share:
Continuing operations	$ 0.68	$ 0.58
Discontinued operations	0.11	(0.17)
Total	$ 0.79	$ 0.41
Diluted earnings per share:
Continuing operations	$ 0.67	$ 0.57
Discontinued operations	0.11	(0.17)
Total	$ 0.78	$ 0.40
Cash dividends per share	$ 0.05	$ 0.21
See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

Three Months Ended September 30,
(In thousands)	2009	2008

Cash flows from operating activities
Net income	$ 9,782	$ 4,994
Income (loss) from discontinued operations	1,395	(2,101)
Income from continuing operations	8,387	7,095
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	3,719	4,153
Stock-based compensation	666	784
(Gain) loss from sale of investments, real estate and equipment	26	(29)
Non-cash portion of restructuring charges	1,302	3,234
Net changes in operating assets and liabilities	(5,464)	(18,038)
Net cash provided by (used in) operating activities -
continuing operations	8,636	(2,801)
Net cash (used in) operating activities -
discontinued operations	(1,201)	(150)
Net cash provided by (used in) operating activities	7,435	(2,951)
Cash flows from investing activities
Expenditures for property, plant and equipment	(739)	(1,872)
Acquisition, net of cash received	-	(1,388)
Proceeds from sale of investments, real estate and equipment	9	319
Proceeds from life insurance policy	93	1,929
Net cash (used in) investing activities -
continuing operations	(637)	(1,012)
Net cash provided by investing activities -
discontinued operations	-	-
Net cash (used in) investing activities	(637)	(1,012)
Cash flows from financing activities
Borrowings on revolving credit facility	18,000	6,500
Payments of debt	(25,000)	(4,000)
Stock issued under employee stock option and purchase plans	98	480
Stock repurchased under employee stock option and purchase plans	(364)	(1,429)
Cash dividend paid	(634)	(2,583)
Net cash (used in) financing activities -
continuing operations	(7,900)	(1,032)
Net cash (used in) financing activities -
discontinued operations	-	-
Net cash (used in) financing activities	(7,900)	(1,032)
Effect of exchange rate changes on cash and cash equivalents	172	(1,800)
Net change in cash and cash equivalents	(930)	(6,795)
Cash and cash equivalents at beginning of year	8,984	28,657
Cash and cash equivalents at end of period	$ 8,054	$ 21,862
See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three months ended

September 30, 2009 and 2008, the cash flows for the three months ended September 30, 2009 and 2008 and the financial position of the Company at September 30, 2009.  The interim results are not necessarily indicative of results for a full year.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2009.  The condensed consolidated balance sheet at June 30, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2009.  Unless otherwise noted, references to years are to fiscal years.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  Subsequent events have been evaluated through October 29, 2009, the date of issuance of these financial statements.

2)

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

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

The fair values of our financial instruments at September 30, 2009 and June 30, 2009 were (in thousands):

	September 30, 2009
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - KEYSOP assets	$ 4,891	$ 4,891	$ -	$ -
Marketable securities - deferred compensation plan	533	533	-	-
Foreign exchange contracts	433	-	433	-
Asset held for sale (recorded in other current assets)	5,600	-	5,600	-

Financial Liabilities

Foreign exchange contracts	$ 99	-	$ 99	-
Interest rate swaps	1,474	-	1,474	-

	June 30, 2009
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - KEYSOP assets	$ 4,387	$ 4,387	$ -	$ -
Marketable securities - deferred compensation plan	477	477	-	-
Foreign exchange contracts	25	-	25	-

Financial Liabilities
Foreign exchange contracts	$ 296	-	$ 296	-
Interest rate swaps	1,799	-	1,799	-

3)

Inventories

Inventories are comprised of the following (in thousands):

	September 30,	June 30,
	2009	2009
Raw materials	$ 36,522	$ 36,391
Work in process	23,347	22,616
Finished goods	16,950	16,627
Total	$ 76,819	$ 75,634

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of income and were $5.8 million and $8.0 million for the three months ended September 30, 2009 and 2008, respectively.

4)

Goodwill

Changes to goodwill during the three months ended September 30, 2009 were as follows (in thousands):

	Food Service Equipment Group	Air Distribution Products Group	Engraving Group	Engineering Technologies Group	Electronics and Hydraulics Group	Total
Balance at June 30, 2009	$ 45,598	$ 14,933	$ 20,048	$ 186	$ 20,957	$101,722
Translation adjustment and other	(3)	-	57	-	1,285	1,339
Balance at September 30, 2009	$ 45,595	$ 14,933	$ 20,105	$ 186	$ 22,242	$103,061

5)

Intangible Assets

Intangible assets consist of the following (in thousands):

Customer
	Relationships	Trademarks	Other	Total

September 30, 2009
Cost	$ 21,519	$ 8,808	$ 4,487	$ 34,814
Accumulated amortization	(10,671)	-	(4,316)	(14,987)
Balance, September 30, 2009	$ 10,848	$ 8,808	$ 171	$ 19,827

June 30, 2009
Cost	$ 21,402	$ 8,808	$ 4,409	$ 34,619
Accumulated amortization	(9,977)	-	(4,192)	(14,169)
Balance, June 30, 2009	$ 11,425	$ 8,808	$ 217	$ 20,450

Amortization expense for the three months ended September 30, 2009 and 2008 was $0.7 million and $0.9 million, respectively.  At September 30, 2009, amortization expense is estimated to be $1.8 million in the remainder of 2010, $2.0 million in 2011, $1.6 million in 2012, $1.2 million in 2013, and $1.0 million in 2014.

6)

Debt

The Company’s debt is due as follows at September 30, 2009 (in thousands):

Fiscal Year
2010	-
2011	-
2012	-
2013	84,000
2014	-
Thereafter	3,300
87,300

The Company has in place a $150 million unsecured revolving credit facility which expires in September 2012.  As of September 30, the Company has the ability to borrow $66 million under this facility.

The carrying value of the facility exceeds its estimated fair value by $5.3 million at September 30, 2009.

7) Derivative Financial Instruments

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

The swap agreements convert interest payments on $60.0 million of debt due under our revolving credit agreement from variable rates based on LIBOR to a weighted average fixed rate of 4.14% based on the

Company’s credit spread at September 30, 2009.  The fair value of the swaps recognized in accrued expenses and in other comprehensive income is as follows:

				Fair Value
Effective Date	Notional Amount	Fixed Interest Rate	Maturity	June 30, 2009	September 30, 2009
July 14, 2008	10,000,000	2.92%	July 14, 2009	(22)	-
July 10, 2008	18,500,000	2.95%	July 10, 2009	(42)	-
July 14, 2008	30,000,000	3.35%	July 14, 2010	(864)	(734)
July 10, 2008	30,000,000	3.38%	July 10, 2010	(871)	(740)
				(1,799)	(1,474)

The Company reported no losses for the three months ended September 30, 2009, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income into earnings as an adjustment to interest expense.  Because the swaps mature over the next fiscal year, the entire balance recognized in accumulated other comprehensive income at September 30, 2009 is expected to be recognized in the next twelve months.

8)

Retirement Benefits

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three months ended September 30, 2009 and 2008 consisted of the following components:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008

Service cost	$ 78	$ 141	$ 32	$ 43
Interest cost	3,222	3,242	449	534
Expected return on plan assets	(3,900)	(4,214)	(390)	(483)
Recognized net actuarial loss	444	351	66	102
Amortization of prior service cost	44	42	(16)	(17)
Net periodic benefit cost	$ (112)	$ (438)	$ 141	$ 179

The Company expects to pay $0.6 million in required contributions to the plans during 2010, of which less than $0.1 million were made during the three months ended September 30, 2009.

9)

Income Taxes

The Company's effective tax rate for the three months ended September 30, 2009 was 32.2% compared with 27.6% for the same period last year.  The lower effective tax rate in the first quarter of 2009 is primarily due to the receipt of nontaxable life insurance proceeds during the quarter.

10)

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2009	2008
Basic - Average shares outstanding	12,409	12,309
Effect of dilutive securities - Stock options and
unvested stock awards	189	156
Diluted - Average shares outstanding	12,598	12,465

Income available to common stockholders is the same for computing both basic and diluted earnings per share.  No options to purchase common stock were excluded from the calculation of diluted earnings per share as anti-dilutive for the three months ended September 30, 2009 and 2008.

78,900 and 58,800 performance stock units are excluded from the diluted earnings per share calculation as the performance criteria have not been met as of September 30, 2009 and 2008, respectively.

11)

Comprehensive Income (Loss)

Total comprehensive income and its components for the three months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
Net income:	$ 9,782	$ 4,994
Other comprehensive gains (losses):
Change in fair value of pension assets and liabilities, net of tax	477	1,175
Foreign currency translation adjustment	2,459	(5,882)
Change in fair value of derivative instruments	241	(106)
Comprehensive income	$ 12,959	$ 181

The components of accumulated other comprehensive loss are as follows (in thousands):

	September 30,	June 30,
	2009	2009
Foreign currency translation adjustment	$ 11,360	$ 8,902
Unrealized pension losses, net of tax	(59,865)	(60,343)
Unrealized loss on derivative instruments, net of tax	(909)	(1,150)
Accumulated other comprehensive loss	$ (49,414)	$ (52,591)

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

During 2008, the Company entered into an Administrative Order of Consent (“AOC”) with the U.S. Environmental Protection Agency (“EPA”) related to the removal of various PCB-contaminated materials and soils at a site where the Company leased a building and conducted operations from 1967-1979.  The Company established an accrual of $2.0 million related to the matter in 2008 and an additional $2.0 million in 2009.  As the site is the former location of the Club Products and Monarch Aluminum divisions, the charges have been included in results from discontinued operations for the respective periods.  Remediation efforts were substantially completed during the 3rd quarter of 2009, and the Company received a closing letter from the EPA in the second quarter of 2010.

The Company has been actively negotiating with our legacy insurance carriers regarding cost recovery of amounts spent on environmental remediation at this site.  Based on the current status of these negotiations, the Company has determined that a settlement was probable at September 30, 2009, and recorded $2.3 million ($1.4 million net of tax) in discontinued operations related to the expected recovery of costs previously incurred in carrying out the terms of the AOC, net of costs incurred to negotiate the settlement.

13)

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

•

Electronics and Hydraulics Group – a combination of two operating segments that manufacture and sell electrical components  and that manufacture and sell single- and double-acting telescopic and piston rod hydraulic cylinders.

During the fourth quarter of 2009, the Company evaluated its reporting segments and determined that the Engineering Technologies Group (formerly part of the Engineered Products Group) met the quantitative thresholds to be separately disclosed as a reportable segment.  Additionally, the Hydraulics Products Group no longer meets the thresholds, and is now aggregated with the Electronics operating segment and reported as Electronics and Hydraulics.  Amounts applicable to 2008 have been reclassified to conform to the new segment presentation.

Net sales and income from continuing operations by segment for the three months ended September 30, 2009 and 2008 were as follows (in thousands):

	Net Sales		Income from Operations
	2009	2008	2009	2008
Segment:
Food Service Equipment Group	$ 91,773	$101,756	$ 13,301	$ 9,670
Air Distribution Products Group	14,322	23,788	95	3,112
Engraving Group	19,187	21,568	2,361	2,430
Engineering Technologies Group	14,636	13,041	2,830	1,910
Electronics and Hydraulics Group	12,191	20,542	786	2,392
Restructuring costs			(1,557)	(4,321)
Corporate			(4,758)	(4,442)

Sub-total	$152,109	$180,695	$ 13,058	$ 10,751
Interest expense			(935)	(1,718)
Other non-operating income			244	771
Pre-tax income from continuing operations			$ 12,367	$ 9,804

Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Operating income by segment excludes interest expense and other non-operating income (expense).

14) Restructuring

The Company has undertaken cost reduction and facility consolidation initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

Three Months Ended September 30,
2009

Involuntary
Employee
Severance
and Benefit
	Costs	Other	Total
Workforce Reduction	$ 224	$ -	$ 224
Consolidation of Global Manufacturing Footprint	$ 117	$ 1,216	$ 1,333
	$ 341	$ 1,216	$ 1,557

2008

Consolidation of Global Manufacturing Footprint	$ 536	$ 3,785	$ 4,321

Workforce Reduction

In response to the recession taking place in the current macroeconomic environment and its impact on the Company, management reduced the number of salaried and indirect labor employees via workforce reductions. During 2009, the Company reduced its U.S.-based workforce by over 25%.  During the three months ended September 30, 2009, the Company announced additional reductions to its European workforce to occur during 2010.

Activity in the reserves for the Workforce Reduction is as follows (in thousands):

Involuntary
Employee
Severance
and Benefit
Costs
Restructuring Liabilities at June 30, 2009	$ 54
Additions	224
Payments	(67)
Restructuring Liabilities at September 30, 2009	$ 211

Consolidation of Global Manufacturing Footprint

As part of the Company’s ongoing effort to generate operational efficiencies and in response to downturn in certain markets served by the Company’s operating segments, the Company has closed or is in the process of closing several of its manufacturing facilities and consolidated production.  These costs are composed primarily of severance, other termination benefits, and expenses associated with the relocation of the plants’ production capacities to other facilities.  Activities related to the most recent of these closures are currently in progress, and are expected to be completed during the first half of 2010.  The liabilities associated with this initiative are expected to be paid though 2011.

Additionally, during the quarter ended September 30, 2009, the Company recorded a net realizable value reduction of $0.8 million ($0.5 million net of tax) related to the sale of the former Bakers Pride facility in New Rochelle, New York, which was completed in the second quarter of 2010.

Activity in the reserves related to optimization of the Company’s manufacturing locations is as follows (in thousands):

	Involuntary
	Employee
	Severance
	and Benefit
	Costs	Other	Total
Restructuring Liabilities at June 30, 2009	$ 293	$ 3,461	$ 3,754
Additions	117	1,216	1,333
Less: non-cash items	-	(867)	(867)
Payments	(241)	(332)	(573)
Restructuring Liabilities at September 30, 2009	$ 169	$ 3,478	$ 3,647

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended September 30,
	2009

	Involuntary
	Employee
	Severance
	and Benefit
	Costs	Other	Total
Food Service Equipment Group	$ 117	$ 1,154	$ 1,271
Air Distribution Products Group	4	38	42
Engraving Group	171	24	195
Corporate	49	-	49
Total expense	$ 341	$ 1,216	$ 1,557

	2008
Air Distribution Products Group	$ 526	$ 3,569	$ 4,095
Engraving Group	10	216	226
Total expense	$ 536	$ 3,785	$ 4,321

15)

Discontinued Operations

As discussed in Note 12 - Contingencies, the Company recorded $2.3 million ($1.4 million net of tax) during the three months ended September 30, 2009 related to the expected recovery of costs previously incurred in carrying out environmental remediation efforts at the former location of the Club Products and Monarch Aluminum divisions.

During the first quarter of 2009, the Company recorded expenses of $3.0 million ($2.0 million net of tax) related to this matter.

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

In the recessionary environment in which we have operated during the past year, our focus has been on aggressively reducing the costs throughout all of our operations in order to permanently reposition the cost structure of the company.  To that end, we have reduced the total size of the US based work force, including both office and shop floor personnel, by approximately 25% during the course of the year.  Since the beginning of fiscal 2009 we reduced our U.S.-based salaried and indirect labor staffing levels by approximately 260 positions resulting in annual savings of approximately $14 million.  In addition, during the third quarter of 2009, except where prohibited by collective bargaining agreements, we announced that employee salaries would be frozen and employer contributions to defined contribution plans would be suspended through at least the end of calendar year 2009.  Finally, we eliminated all annual incentive bonus payments and long term management incentive payouts for fiscal year 2009.

We also, as part of our ongoing efforts to improve the utilization of our manufacturing infrastructure, have accelerated the implementation of plans to consolidate our global manufacturing footprint as outlined below:

•

In our ADP Group we closed our Bartonville, Illinois, facility during the first quarter of 2009 and transferred its production to two of our existing ADP facilities.

•

In our Food Service Equipment Group we announced the closure of a facility located in New York in the third quarter and successfully completed the transfer of the production from this facility to our operations in Mexico and Wyoming.  Also during the fourth quarter, we began the consolidation of another Food Service Equipment Group facility, the APW Wyott facility located in Dallas, into our Nogales, Mexico facility.  We expect to complete this latest consolidation by the end of calendar 2009.

•

In our Engraving Group, we completed the consolidation of two roll engraving operations into our Richmond, Virginia facility during the first quarter of 2009.  In the third quarter of 2009, we consolidated the mold texturizing production at our Detroit facility into our facility located in Canada.

•

In our Electronics and Hydraulics Group, we completed the consolidation of the production from our remaining Canadian Electronics operation into existing facilities located in Mexico and China during the fourth quarter.  We also announced the consolidation of the production of the BG Labs business which we acquired in August 2008 into our facilities in Cincinnati, Ohio.  This consolidation was completed in the first quarter of 2010.  We closed a manufacturing operation in the Hydraulics unit during the second quarter of 2009 and consolidated production into an existing facility.

•

During the first quarter of fiscal 2010 we began a series of restructuring initiatives in our European engraving operations.  We expect to spend approximately $1.5 million on restructuring projects in Europe during the course of FY10 which will generate annual savings of approximately $1.6 million.

The annual savings to be achieved by the plant consolidations completed last year is estimated to be $10 million.  The combination of the Food Service plant consolidation and European engraving restructuring done in 2010 will deliver a total of $4 million in additional savings.

In addition to headcount reductions, we achieved cost reductions in all aspects of procurement including purchase of inventory items, maintenance and repair supplies and services.  We also focused on driving improved productivity from our internal operations including shop floor productivity, reduced scrap and warranty expense and reductions in other controllable expense categories.  In the procurement and productivity cost categories we achieved annual cost savings in excess of $12 million which became fully implemented at the end of 2009.

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

The cost reduction initiatives outlined above that were completed in 2009 will deliver a total of $36 million in annualized savings.  Approximately $15.5 million of this total savings was realized in 2009 and the remaining

$20.5 million will be realized in 2010.  Further restructuring initiatives planned for 2010 are expected to yield annual savings of approximately $4 million upon full implementation.

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

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations:

	Three Months Ended September 30,
(Dollar amounts in thousands)	2009	2008
Net sales	$ 152,109	$ 180,695
Gross profit margin	32.3%	31.6%
Income from operations	13,058	10,751
Backlog as of September 30	101,913	134,619

Net Sales
Three Months Ended
(In thousands)	September 30, 2009
Net sales, prior period	$ 180,695
Components of change in sales:
Effect of exchange rates	(2,125)
Organic sales change	(26,461)
Net sales, current period	$ 152,109

Net sales for the first quarter of 2010 decreased $28.6 million, or 15.8%, when compared to the same period of 2009.  This change was primarily impacted by organic sales decreases of $26.5 million, or 14.6%, and additionally impacted by unfavorable exchange rates.  The decline in sales is across all reporting segments except for Engineering Technologies as a result of recessionary conditions in our world-wide markets during the past year.  We continue to see the largest declines in the ADP Group and the Hydraulics unit of our Electronics and Hydraulics Group, which are most dependent on new residential construction and general construction markets, respectively.  A further discussion by segment follows.

Gross Profit Margin

Our gross profit margin increased to 32.3% for the first quarter of 2010 versus 31.6% in the same quarter of last year.  This was driven primarily by significantly increased margins in the Food Service Equipment and Engineering Technologies Groups.  These gains were offset by decreased margins at the ADP Group, where 2009 results benefitted from then newly-implemented price increases and the use of lower-cost metal purchased during a price trough.  The Engraving and Electronics and Hydraulics Groups showed slight decreases in margin during the period.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses for the first quarter of 2010 were $34.6 million, down from $42.0 million reported for the same period a year ago.  This decrease was driven primarily by cost reduction measures taken during 2009, including the aforementioned headcount reductions, plant consolidations, and procurement savings.

Income from Operations

Income from operations for the first quarter of 2010 was $13.1 million, 21.5% higher than the $10.8 million reported for the same period a year ago.  Operating income was negatively impacted in both periods by restructuring costs - $4.3 million of restructuring costs incurred in 2009 related primarily to closure of the ADP facility in Bartonville, Illinois, and $1.6 million of costs in the current quarter primarily related to the closure of Food Service Equipment Group facilities in New York and Texas.  Excluding these costs, operating income decreased by $0.5 million or 3.0%, driven primarily by decreased sales in the current recessionary conditions.  This decrease was offset by significant improvements in Income from Operations at the Food Service Equipment and Engineering Technologies Groups, which serve end user markets which have been less affected in the current recessionary environment than those served by our other groups.

Interest Expense

Interest expense for the first quarter of 2010 decreased $0.8 million, or 45.6%, to $0.9 million due to decreased borrowings on the Company’s revolving credit facility and lower effective aggregate interest rate.   The lower interest rate was due to the retirement of substantially all of our private placement debt during 2009 and by the expiration of two interest rate swaps early in the quarter that fixed our interest rate payments on $28.5 million of our revolving credit facility above the current historically low LIBOR rates.

Other Non-Operating Income

Other non-operating income for the quarter totaled $0.2 million, a 68.4% decrease from prior period income of $0.8 million.  The 2009 amount consisted primarily of a $1.1 million gain on the portion of proceeds from a life insurance policy triggered by the death of a former executive.

Income Taxes

Our effective tax rate for the three months ended September 30, 2009 was 32.2% compared with 27.6% for the same period last year.  The lower effective tax rate in the first quarter of 2009 is primarily due to the receipt of nontaxable life insurance proceeds during the quarter.

Backlog

Backlog at September 30, 2009 decreased $32.7 million, or 24.3%, compared to September 30, 2008. This decrease is across all segments except ADP, which increased $0.3 million compared to prior year, and is attributable to reduced sales in the current macroeconomic environment.

Segment Analysis

Net Sales

The following table presents net sales by business segment (in thousands):

	Three Months Ended September 30,
	2009	2008
Food Service Equipment Group	$ 91,773	$ 101,756
Air Distribution Products Group	14,322	23,788

Engraving Group	19,187	21,568
Engineering Technologies Group	14,636	13,041
Electronics and Hydraulics Group	12,191	20,542
Total	$ 152,109	$ 180,695

Food Service Equipment Group

Net sales in the first quarter of 2010 decreased $10.0 million, or 9.8%, from the same period last year due primarily to the impact of weak market conditions. The effect of foreign exchange rates accounted for about $0.8 million of the decline.  When removing the effect of foreign exchange rate impact, sales decreased $9.2 million, or 9.0%, when compared with the same period one year earlier.  While overall market softness in the majority of the Food Service Equipment segments Standex serves has led to volume decline, we have seen market share gains at the Cooking Solutions and Custom Solutions businesses through penetration of strategically important dealer buying groups.  We continue to leverage these relationships and other cross-selling opportunities across the Group.

Air Distribution Products Group

Sales for the ADP Group in the first quarter of fiscal 2010 declined $9.5 million from the same quarter one year earlier, a 39.8% reduction. The change in sales was the result of lower year over year volume caused by a decline in residential housing construction and price reductions driven by strong market competition. Partially offsetting these factors were increased market share and the introduction of a new adjacent product line, flex duct. This addition of this line allows us to provide our wholesale customers a broader product offering.

Standex evaluates the available market for ADP by monitoring new housing start data, published monthly by the U.S. Department of Housing and Urban Development. Sales to the Group’s customers typically lag new home starts by three to four months. Comparing the first quarter fiscal 2010 to the same period one year earlier, housing starts deteriorated 47.8%.  ADP’s unit volume was lower by 22.9% from the same quarter last year.  ADP continues to pursue market share gains through its traditional wholesaler channels by expanding its sales force, focusing on underpenetrated markets, and by emphasizing our ability to service nationwide wholesalers and large “do-it-yourself” retailers through our network of factory locations. These initiatives have resulted in market share gains; however, the additional sales volume resulting from these efforts has not been sufficient to offset the decline in the overall market.

Engraving Group

Net sales decreased by $2.4 million, or 11.0%, when compared to the same period one year ago. The Group continues to experience lower sales of mold texturing for automotive OEM platform work in most geographic regions, although some strengthening of sales in Europe was noticed during the quarter.  Lower automotive sales were the result of OEM’s launching fewer new auto platforms and delaying current programs, including programs affected by automaker bankruptcy filings earlier in the calendar year.  Lower mold texturing sales were partially offset by stronger sales in our Innovent business.  North American operations sales declined 8.3% and our international operations sales declined 15.4%, when compared to the same period one year ago.  Continued uncertainty in the global automotive, housing markets and capital spending are expected to keep sales relatively flat in the second quarter.

Engineering Technologies Group

Net sales increased $1.6 million or 12.2%, when compared to the same period one year earlier.  The increase was primarily driven by new sales of aerospace and turbine energy hardware at our metal spinning and fabrication businesses. We continue to see ongoing, robust demand across our energy, aviation, and aerospace end user markets.  Additionally, we expect aerospace projects related to the space shuttle replacement that had previously been on hold to resume activity during the third quarter.

Electronics and Hydraulics Group

Sales for the Group were down $8.4 million or 40.7% in 2010 when compared to the first quarter of 2009.  The decline at the Electronics unit is attributable to the general overall economic weakness in industrial markets, white goods and HVAC businesses, while the decrease for the Hydraulics unit remains the result of continued depressed conditions in the domestic and international dump truck/dump trailer markets. The Electronics unit experienced improved sales for its automotive and aerospace customers versus prior quarter, however our automotive business continues to perform below previous year’s volumes. The Hydraulics Unit has established new market opportunities in Thailand, Singapore, Indonesia and Australia, and we are beginning to see positive results via quoting activity and a firm order from Australia.

Income from Operations

The following table presents income from continuing operations by business segment (in thousands):

	Three Months Ended September 30,
	2009	2008
Food Service Equipment Group	$ 13,301	$ 9,670
Air Distribution Products Group	95	3,112
Engraving Group	2,361	2,430
Engineering Technologies Group	2,830	1,910
Electronics and Hydraulics Group	786	2,392
Corporate and Other	(4,758)	(4,442)
Restructuring	(1,557)	(4,321)
Total	$ 13,058	$ 10,751

Food Service Equipment Group

Income from operations for the first quarter of 2010 was up $3.6 million, or 37.5%, from the same period last year. The Group’s return on sales grew from 9.5% to 14.5% for the quarter.  The impact of the $10.0 million volume decline was more than offset by aggressive cost actions across the business, including staffing and supply chain cost reductions and labor productivity increases. The consolidation of our Bakers Pride manufacturing facility in New Rochelle, NY into our Mexico and Cheyenne facilities has been completed with negligible disruption.  The consolidation of the APW Dallas facility into our Mexico operation is presently proceeding on schedule.

Air Distribution Products Group

Income from operations in the ADP segment declined to $0.1 million, a $3.0 million decrease from the first quarter of 2009. The decline in profit is the result of lower sales volume and selling price declines and was partially offset by cost reduction initiatives implemented in the third quarter of 2009.  Additionally, 2009 results were buoyed by the use of lower cost metal purchased as part of a strategic buying opportunity during late 2008.

Engraving Group

Income from operations decreased by $0.1 million, or 2.8%, when compared to the same period one year ago.  Over the past year, restructuring in North America and significant cost reduction efforts yielded a 104 basis point increase in return on sales when compared to the same period one year ago.  In Europe, we benefitted from productivity improvements and a favorable product mix associated with stronger sales volume to automotive customers.  We also began restructuring in our European operations during the quarter.  The resulting lower cost structure from our facility closings and cost reduction efforts positions the Group for better performance in this time of economic recession.  The Group continues to expand the use of Lean enterprise techniques throughout its operations in order to further improve profitability and responsiveness to our customers.

Engineering Technologies Group

First quarter operating income was up $0.9 million, or 48.2% from 2009 primarily due to increased sales volume, product mix, and improved manufacturing efficiencies, particularly at our Wisconsin facility, where we are beginning to see the operational benefits of recently-installed equipment.

Electronics and Hydraulics Group

Income from operations decreased $1.6 million compared to the same period last year. Aggressive cost reduction measures and plant closures combined with a favorable product mix at the Electronics unit were offset by the impact of spreading our remaining fixed manufacturing costs over reduced sales volume.    Cost reductions included the closure of our New York Electronics facility during the first quarter with the business relocated to our Cincinnati facility.  The full impact of the New York facility closure was not reflected in the first quarter results.  While the sales decline has been rapid for the Hydraulics unit, cost reduction initiatives have been implemented to align our cost structure with current sales and, as a result, the unit saw a 6.5% return on sales in the first quarter of fiscal 2010.

Corporate and Other

Corporate expenses of approximately $4.8 million in the first quarter of 2010 increased $0.3 million or 7.1% compared to 2009 due to increased self-insured health insurance costs and other professional service fees.

Restructuring Costs

During the first quarter of 2010, the Company incurred restructuring charges of $1.6 million.  These charges were primarily driven by the closure of Food Service Equipment Group facilities in New York and Dallas, and include a $0.8 million pre-tax loss on the sale of the former Bakers Pride facility in New Rochelle, NY.  Other restructuring charges during the period include severance and related charges associated with our ongoing headcount reduction initiative.

During the first quarter of 2009, the Company announced the closure of the ADP production facility located in Bartonville, Illinois.  This facility manufactured metal duct and fittings for the residential HVAC market and had 64 employees.  The sales and production activities at the Bartonville facility were relocated to other ADP facilities.  The Company’s decision to close the Bartonville facility is in response to the downturn in the new residential construction market.  The Company recorded a $4.1 million pre-tax expense related to the closure of the Bartonville facility in the first quarter of 2009.

Discontinued Operations

During 2008, the Company entered into an Administrative Order of Consent with the U.S. Environmental Protection Agency (“EPA”) related to the removal of various PCB-contaminated materials and soils at a site where the Company leased a building and conducted operations from 1967-1979.  As the site is the former location of the Club Products and Monarch Aluminum divisions, the charges have been included in results from discontinued operations for the respective periods.  The Company established an accrual of $2.0 million related to the matter in 2008 and an additional $2.0 million accrual in 2009.  Remediation efforts were substantially completed during the third quarter of 2009, and the Company received a closure letter from the EPA in the first half of 2010.

The Company has been actively negotiating with our legacy insurance carriers regarding cost recovery of amounts spent on environmental remediation at this site.  Based on the current status of these negotiations, the company has determined that a settlement was probable at September 30, 2009, and recorded $2.3 million ($1.4 million net of tax) related to the expected recovery of costs previously incurred in carrying out the terms of the AOC, net of costs incurred to negotiate the settlement.

Liquidity and Capital Resources

Cash flows provided by continuing operations for the three months ended September 30, 2009, were $8.6 million compared to a use of $2.8 million for the same period last year.  Contributing to the inflows was an increase in income from continuing operations of $1.3 million, as well as improved working capital management during the period, as cash outflows from changes in operating assets and liabilities improved $12.6 million over the prior year quarter, and offset by higher non-cash restructuring charges in the first quarter of 2009.  During the three months ended September 30, 2009, we used $7.9 million of cash for financing activities.  We paid dividends of $0.6 million and made net repayments of debt of $7.0 million during the period.

Our customer base in the food service equipment, automotive, U. S. residential housing and general industrial sectors have all experienced difficult recessionary market conditions.  These recessionary trends have led to a reduction in our sales volume.  To offset the impact of the reduced sales volume, management has implemented a number of cost reduction and cash management initiatives as described above that will save the Company in excess of $40 million annually.  In addition, we have reduced our level of capital expenditures and emphasized working capital management. With respect to this effort we have improved our working capital turns from 5.3 at September 30, 2008 to 5.6 at September 30, 2009.  We also increased days payable outstanding from 40 days to 44 days as compared to September 30, 2008.  We anticipate that these efforts will provide us with sufficient near term liquidity.

We have in place a five year, $150 million unsecured revolving credit facility (the “facility”) with seven participating banks which originated in September 2007.  The Company also has an optional $75 million accordion feature under the facility.   Funds available under the facility may be used for general corporate purposes or to provide financing for acquisitions.  Borrowings under the agreement bear interest at a rate equal to LIBOR plus an applicable percentage based on our consolidated leverage ratio, as defined by the agreement.  As of September 30, 2009, the effective rate of interest for outstanding borrowings under the facility was 3.41%.  We are required to pay an annual fee of 0.15% on the maximum credit line.

The Company has undertaken several initiatives to generate cash and reduce debt, including cost reductions, improved working capital management, repatriation of foreign cash, and plant consolidations.  These initiatives have resulted in a $50 million funded debt reduction in the past year, as we retired substantially all of our private placement debt during 2009.  During the quarter, we further increased our liquidity and generated additional borrowing capacity of $7.0 million under our facility so that as of September 30, 2009, we had borrowings of $84.0 million.  We believe that the remaining $66.0 million available provides us with sufficient capacity to meet our liquidity needs.

Our funded debt agreements contain certain customary affirmative and negative covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes (“EBIT”) to interest expense for the trailing twelve months of at least 3:1. EBIT is defined in the revolving credit facility to specifically exclude extraordinary and other non-recurring items such as non-cash restructuring charges and goodwill impairment. At September 30, 2009, the Company’s Interest Coverage Ratio was 5.36:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month EBITDA, defined as EBIT plus Depreciation and Amortization, may not exceed 3.5:1. At September 30, 2009, the Company’s Leverage Ratio was 1.90:1.

Consolidated Net Worth – The Company is required to maintain a Consolidated Net Worth of at least $163.7 million plus 50% of cumulative net income since the inception of the agreement. Consolidated Net Worth is defined as the Company’s net worth as adjusted for unfunded pension liabilities (not to exceed $40 million) and certain foreign exchange gains and losses.  At September 30, 2009, the Company’s Consolidated Net Worth was $218.2 million, $14.4 million greater than the required amount of $203.8 million.

Our primary cash requirements in addition to day-to-day operating needs include interest and mandatory principal payments, capital expenditures, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect to spend between $5 million and $9 million on capital expenditures during the remainder of 2010, and expect that depreciation and amortization expense for the year will be approximately $12.0 million and $2.5 million, respectively.

In July 2008, we entered into a series of swap agreements with one and two year terms effectively converting interest payments on our long-term debt from variable to fixed rates.  The one-year swaps matured during the first quarter of 2010.  Under the remaining two-year swaps, we have converted interest payments on $60.0 million of debt due under the facility from variable rates based on LIBOR to a weighted average effective rate of 4.14% based on our leverage ratio at September 30, 2009.

The following table sets forth our capitalization at September 30, 2009 and June 30, 2009:

	September 30,	June 30,
	2009	2009
Long-term debt	$ 87,300	$ 94,300
Less cash	8,054	8,984
Net debt	79,246	85,316
Stockholders' equity	189,525	176,286
Total capitalization	$ 268,771	$ 261,602

We sponsor a number of defined benefit and defined contribution retirement plans.  We have evaluated the current and long-term cash requirements of these plans.  Our operating cash flows from continuing operations are expected to be sufficient to cover required contributions under ERISA and other governing regulations.  During the third quarter of 2009, the Company announced that it would suspend employer matching contributions to its 401(k) plans, with the exception of obligations under collective bargaining agreements.  This suspension will continue until at least the end of calendar year 2009.

The Company’s pension plan for U.S. salaried employees was frozen as of January 2008.  The fair value of the Company's U.S. pension plan assets was $165.8 million at September 30, 2009, as compared to $149.7 million at the most recent measurement date, which occurred as of June 30, 2009.  The next measurement date to determine plan assets and benefit obligations will be on June 30, 2010.  Plan asset values at the next measurement date may not exceed benefit obligations and the plan may or may not require additional future contributions.

We have an insurance program in place to fund supplemental retirement income benefits for certain retired executives.  Current executives and new hires are not eligible for this program.  At September 30, 2009, the underlying policies have a cash surrender value of $19.0 million, less policy loans of $12.0 million.  As we have the legal right of offset, these amounts are reported net on our balance sheet.  The aggregate present value of future obligations was approximately $1.3 million and $1.4 million at September 30, 2009 and June 30, 2009, respectively.

In connection with the sale of the Berean Christian Bookstores completed in August 2006, we assigned all but one lease to the buyers.  During June 2009, the Berean business filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  The Berean assets were subsequently resold under section 363 of the Code.  The new owners of the Berean business have negotiated lower lease rates and extended lease terms at certain of the leased locations.  We remain a guarantor on these leases, but at the renegotiated rates and to the original term of the leases.  The aggregate amount of these guarantees is $5.6 million at September 30, 2009.

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

Critical Accounting Policies

The condensed consolidated financial statements include the accounts of Standex International Corporation and all of its subsidiaries.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements. Although we believe that materially different amounts would not be reported due to the accounting policies adopted, the application of certain accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  Our Annual Report on Form 10-K for the year ended June 30, 2009 lists a number of accounting policies which we believe to be the most critical.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At September 30, 2009, the collective fair value of the Company’s open foreign exchange contracts was not material.

Our primary translation risk is with the Euro, British Pound Sterling, and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any of these foreign currencies to the U.S. Dollar at September 30, 2009, would not result in a material change in our operations, financial position, or cash flows.  We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we use interest rate swap agreements to modify our exposure to interest rate movements.  In July 2008, we entered into a series of swap agreements with one and two year terms effectively converting interest payments on our long-term debt from variable to fixed rates.  The one-year swaps matured during the first quarter of 2010.  Under the remaining two-year swaps, we have converted interest payments on $60.0 million of debt due under the facility from variable rates based on LIBOR to a weighted average effective rate of 4.14% based on our effective leverage ratio at September 30, 2009.  Due to the impact of the swaps, an increase in interest rates would not materially impact our interest expense for the three months ended September 30, 2009.

The Company’s effective rate on variable-rate borrowings under the revolving credit agreement decreased from 4.11% at June 30, 2009 to 3.41% at September 30, 2009.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of September 30, 2009, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.  CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, the Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act Rule).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is  (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Further, there was no change in the internal controls over financial reporting during the quarterly period ended September 30, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(e)

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended September 30, 2009
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2009 - July 31, 2009	565	$ 12.07	565	686,012

August 1, 2009 - August 31, 2009	1,050	18.93	1,050	684,962

September 1, 2009 - September 30, 2009	18,024	18.97	18,024	666,938

Total	19,639	$ 18.77	19,639	666,938

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

STANDEX INTERNATIONAL CORPORATION

Date:	October 29, 2009	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/CFO/Treasurer
(Principal Financial & Accounting Officer)

Date:	October 29, 2009	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer