Form 10-Q
period 2009-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 2010-01-28
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2009	Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	31-0596149
(State of incorporation)	(IRS Employer Identification No.)

6 MANOR PARKWAY, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Registrant's Common Stock outstanding on January 25, 2010 was 12,470,811

STANDEX INTERNATIONAL CORPORATION

INDEX

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Unaudited Condensed Consolidated Balance Sheets as of

December 31, 2009 and June 30, 2009

2

Unaudited Condensed Consolidated Statements of Income for the

Three and Six Months Ended December 31, 2009 and 2008

3

Unaudited Condensed Consolidated Statements of Cash Flows for the

Six Months Ended December 31, 2009 and 2008

4

Notes to Unaudited Condensed Consolidated Financial Statements

5

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

15

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

25

Item 4.

Controls and Procedures

26

PART II.

OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

27

Item 4.

Submission of Matters to a Vote of Security Holders

27

Item 6.

Exhibits

28

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Balance Sheets

	December 31,	June 30,
(In thousands)	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$ 12,429	$ 8,984
Accounts receivable, net	78,878	81,893
Inventories, net	76,149	75,634
Income tax receivables	-	2,186
Prepaid expenses and other current assets	6,595	2,730
Deferred tax asset	13,489	13,278
Total current assets	187,540	184,705
Property, plant and equipment, net	97,177	108,612
Goodwill	103,323	101,722
Intangible assets, net	19,152	20,450
Other non-current assets	16,023	18,220
Total non-current assets	235,675	249,004
Total assets	$ 423,215	$ 433,709

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 51,503	$ 58,802
Accrued expenses	37,130	36,902
Income taxes payable	1,234	-
Current liabilities - discontinued operations	3,052	3,543
Total current liabilities	92,919	99,247
Long-term debt	67,800	94,300
Accrued pension and other non-current liabilities	65,984	63,876
Total non-current liabilities	133,784	158,176
Stockholders' equity:
Common stock, par value $1.50 per share - 60,000,000 shares
authorized, 27,984,278 issued, 12,453,818 and 12,386,821
outstanding at December 31 and June 30, 2009	41,976	41,976
Additional paid-in capital	29,452	28,690
Retained earnings	433,624	419,157
Accumulated other comprehensive loss	(48,663)	(52,591)
Treasury shares (15,530,460 shares at December 31
and 15,597,457 shares at June 30, 2009)	(259,877)	(260,946)
Total stockholders' equity	196,512	176,286
Total liabilities and stockholders' equity	$ 423,215	$ 433,709

See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2009	2008	2009	2008

Net sales	$138,853	$155,510	$290,962	$336,205
Cost of sales	94,157	109,930	197,078	233,507
Gross profit	44,696	45,580	93,884	102,698
Selling, general and administrative expenses	34,362	38,512	68,935	80,558
Gain on sale of real estate	(1,405)	-	(1,405)	-
Restructuring costs	1,470	1,081	3,027	5,402
Total operating expenses	34,427	39,593	70,557	85,960
Income from operations	10,269	5,987	23,327	16,738
Interest expense	(799)	(1,761)	(1,734)	(3,479)
Other non-operating income (expense)	(55)	152	189	923
Income from continuing operations before income taxes	9,415	4,378	21,782	14,182
Provision for income taxes	3,023	908	7,003	3,617
Income from continuing operations	6,392	3,470	14,779	10,565
Income (loss) from discontinued operations, net of income taxes	(438)	(1,321)	957	(3,422)
Net income	$ 5,954	$ 2,149	$ 15,736	$ 7,143
Basic earnings per share:
Continuing operations	$ 0.52	$ 0.28	$ 1.19	$ 0.86
Discontinued operations	(0.04)	(0.11)	0.08	(0.28)
Total	$ 0.48	$ 0.17	$ 1.27	$ 0.58
Diluted earnings per share:
Continuing operations	$ 0.51	$ 0.28	$ 1.17	$ 0.85
Discontinued operations	(0.04)	(0.11)	0.08	(0.28)
Total	$ 0.47	$ 0.17	$ 1.25	$ 0.57
Cash dividends per share	$ 0.05	$ 0.21	$ 0.10	$ 0.42
See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended December 31,
(In thousands)	2009	2008
Cash flows from operating activities
Net income	$ 15,736	$ 7,143
Income (loss) from discontinued operations	957	(3,422)
Income from continuing operations	14,779	10,565
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	7,386	8,095
Stock-based compensation	1,745	1,702
Non-cash portion of restructuring charges	1,117	3,872
(Gain) loss from sale of investments, real estate and equipment	(1,405)	34
Net changes in operating assets and liabilities	1,382	(17,820)
Net cash provided by operating activities -
continuing operations	25,004	6,448
Net cash (used in) operating activities -
discontinued operations	(211)	(2,467)
Net cash provided by operating activities	24,793	3,981
Cash flows from investing activities
Expenditures for property, plant and equipment	(1,668)	(4,050)
Expenditures for acquisitions, net of cash acquired	-	(1,854)
Proceeds from sale of investments, real estate and equipment	8,080	108
Proceeds from life insurance policies	93	1,929
Net cash provided by (used in) investing activities -
continuing operations	6,505	(3,867)
Net cash provided by investing activities -
discontinued operations	-	-
Net cash provided by (used in) investing activities	6,505	(3,867)
Cash flows from financing activities
Borrowings on revolving credit facility	28,000	37,634
Payments of debt	(54,500)	(40,070)
Activity under share-based payment plans	199	629
Purchases of treasury stock	(459)	(1,639)
Cash dividends paid	(1,243)	(5,174)
Net cash (used in) financing activities -
continuing operations	(28,003)	(8,620)
Net cash (used in) financing activities -
discontinued operations	-	-
Net cash (used in) financing activities	(28,003)	(8,620)
Effect of exchange rate changes on cash and cash equivalents	150	(2,636)
Net change in cash and cash equivalents	3,445	(11,142)
Cash and cash equivalents at beginning of year	8,984	28,657
Cash and cash equivalents at end of period	$ 12,429	$ 17,515
See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and six months ended December 31, 2009 and 2008, the cash flows for the six months ended December 31, 2009 and 2008 and the financial position of the Company at December 31, 2009.  The interim results are not necessarily indicative of results for a full year.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2009.  The condensed consolidated balance sheet at June 30, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2009.  Unless otherwise noted, references to years are to fiscal years.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  Subsequent events have been evaluated through January 28, 2010, the date of issuance of these financial statements.

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

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

The fair values of our financial instruments at December 31, 2009 and June 30, 2009 were (in thousands):

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - KEYSOP assets	$5,050	$ 5,050	$ -	$ -
Marketable securities - deferred compensation plan	584	584	-	-
Foreign exchange contracts	255	-	255	-
Non-financial Assets
Asset held for sale (recorded in other current assets)	$2,061	$ -	$ -	$ 2,061

Financial Liabilities
Foreign exchange contracts	$ 192	-	$ 192	-
Interest rate swaps	1,068	-	1,068	-

	June 30, 2009
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - KEYSOP assets	$4,387	$ 4,387	$ -	$ -
Marketable securities - deferred compensation plan	477	477	-	-
Foreign exchange contracts	25	-	25	-

Financial Liabilities
Foreign exchange contracts	$ 296	-	$ 296	-
Interest rate swaps	1,799	-	1,799	-

3)

Inventories

Inventories are comprised of the following (in thousands):

	December 31,	June 30,
	2009	2009
Raw materials	$ 37,271	$ 36,391
Work in process	22,821	22,616
Finished goods	16,057	16,627
Total	$ 76,149	$ 75,634

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of income and were $5.0 million and $6.5 million for the three months ended December 31, 2009 and 2008, respectively.  For the six months ended December 31, 2009 and 2008, distribution costs were $10.8 million and $14.5 million, respectively.

4)

Goodwill

Changes to goodwill during the six months ended December 31, 2009 were as follows (in thousands):

	Food Service Equipment Group	Air Distribution Products Group	Engraving Group	Engineering Technologies Group	Electronics and Hydraulics Group	Total
Balance at June 30, 2009	$ 45,598	$ 14,933	$ 20,048	$ 186	$ 20,957	$ 101,722
Translation adjustment and other	(2)	-	38	-	1,565	1,601
Balance at December 31, 2009	$ 45,596	$ 14,933	$ 20,086	$ 186	$ 22,522	$ 103,323

5)

Intangible Assets

Intangible assets consist of the following (in thousands):

Customer
	Relationships	Trademarks	Other	Total

December 31, 2009
Cost	$ 21,457	$ 8,808	$ 4,442	$ 34,707
Accumulated amortization	(11,258)	-	(4,297)	(15,555)
Balance, December 31, 2009	$ 10,199	$ 8,808	$ 145	$ 19,152

June 30, 2009
Cost	$ 21,402	$ 8,808	$ 4,409	$ 34,619
Accumulated amortization	(9,977)	-	(4,192)	(14,169)
Balance, June 30, 2009	$ 11,425	$ 8,808	$ 217	$ 20,450

Amortization expense for the three months ended December 31, 2009 and 2008 was $0.7 million and $0.9 million, respectively.  Amortization expense for the six months ended December 31, 2009 and 2008 was $1.3 million and $1.7 million, respectively.  At December 31, 2009, amortization expense is estimated to be $1.2 million in the remainder of 2010, $2.0 million in 2011, $1.6 million in 2012, $1.2 million in 2013, and $1.0 million in 2014.

6)

Debt

The Company’s debt is due as follows at December 31, 2009 (in thousands):

Fiscal Year
2010	-
2011	-
2012	-
2013	64,500
2014	-
Thereafter	3,300
67,800

The Company has in place a $150 million unsecured revolving credit facility which expires in September 2012.  As of December 31, the Company has the ability to borrow $85.5 million under this facility.

The carrying value of the current borrowings under the facility exceeds their estimated fair value by $3.8 million at December 31, 2009.

7) Derivative Financial Instruments

Interest Rate Swaps

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

The swap agreements convert interest payments on $60.0 million of debt due under our revolving credit agreement from variable rates based on LIBOR to a weighted average fixed rate of 4.07% based on the Company’s credit spread at December 31, 2009.  The fair value of the swaps recognized in accrued expenses and in other comprehensive income is as follows:

				Fair Value (in thousands)
Effective Date	Notional Amount	Fixed Interest Rate	Maturity	June 30, 2009	December 31, 2009
July 14, 2008	10,000,000	2.92%	July 14, 2009	(22)	-
July 10, 2008	18,500,000	2.95%	July 10, 2009	(42)	-
July 14, 2008	30,000,000	3.35%	July 14, 2010	(864)	(535)
July 10, 2008	30,000,000	3.38%	July 10, 2010	(871)	(533)
				(1,799)	(1,068)

The Company reported no losses for the three and six months ended December 31, 2009, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income into earnings as an adjustment to interest expense.  Because the swaps mature over the next fiscal year, the entire balance recognized in accumulated other comprehensive income at December 31, 2009 is expected to be recognized in the next twelve months.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign purchases of materials and loan payments to and from subsidiaries.  The Company enters into such contracts for hedging purposes only.  For hedges of intercompany loan payments, the Company has elected to record derivative gains and losses directly to the statement of income due to the general short-term nature and predictability of the transactions.  At December 31, 2009 and June 30, 2009, the amount of outstanding forward foreign exchange contracts was not material.

8)

Retirement Benefits

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three and six months ended December 31, 2009 and 2008 consisted of the following components:

	Pension Benefits
	U.S. Plans
	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2009	2008	2009	2008
Service cost	$ 79	$ 142	$ 157	$ 283
Interest cost	3,222	3,241	6,444	6,483
Expected return on plan assets	(3,901)	(4,215)	(7,801)	(8,429)
Recognized net actuarial loss	445	351	889	702
Amortization of prior service cost	43	43	87	85
Net periodic benefit cost	$ (112)	$ (438)	$ (224)	$ (876)

	Pension Benefits
	Non-U.S. Plans
	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2009	2008	2009	2008
Service cost	$ 34	$ 35	$ 66	$ 78
Interest cost	450	365	899	899
Expected return on plan assets	(389)	(317)	(779)	(800)
Recognized net actuarial loss	65	65	131	167
Amortization of prior service cost	(16)	(15)	(32)	(32)
Net periodic benefit cost	$ 144	$ 133	$ 285	$ 312

The Company expects to pay $0.6 million in required contributions to the plans during 2010, of which $0.0 million and $0.1 million were made during the three and six months ended December 31, 2009, respectively.

9)

Income Taxes

The Company's effective tax rate for the three months ended December 31, 2009 was 32.1% compared with 20.8% for same period last year.  The lower effective tax rate during the prior year was primarily due to the benefit of the retroactive extension of the R&D credit recorded during the second quarter of 2009.  The Company's effective tax rate for the six months ended December 31, 2009 was 32.1% compared with 25.5% for same period last year.  The lower effective tax rate during the prior year was also due to the benefit related to the retroactive extension of the R&D credit recorded during the second quarter of 2009 as well as the receipt of nontaxable life insurance proceeds during the first quarter of 2009.

10)

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Basic - Average shares outstanding	12,448	12,319	12,426	12,314
Effect of dilutive securities - Stock options and
unvested stock awards	162	89	176	122
Diluted - Average shares outstanding	12,610	12,408	12,602	12,436

Income available to common stockholders is the same for computing both basic and diluted earnings per share.  No options to purchase common stock were excluded from the calculation of diluted earnings per share as anti-dilutive for the three months ended December 31, 2009 and 2008.  No options to purchase common stock were excluded from the calculation of diluted earnings per share as anti-dilutive for the six months ended December 31, 2009 and 2008.

78,900 and 58,800 performance stock units are excluded from the diluted earnings per share calculation as the performance criteria have not been met for the three and six months ended December 31, 2009 and 2008, respectively.

11)

Comprehensive Income (Loss)

Total comprehensive income and its components for the three and six months ended December 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net income:	$ 5,954	$ 2,149	$ 15,736	$ 7,143
Other comprehensive gains (losses):
Change in unrealized pension loss, net of tax	292	1,168	769	2,343
Foreign currency translation adjustment	222	(7,621)	2,681	(13,503)
Change in fair value of derivative instruments, net of tax	237	(2,528)	478	(2,634)
Comprehensive income	$ 6,705	$ (6,832)	$ 19,664	$ (6,651)

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31,	June 30,
	2009	2009
Foreign currency translation adjustment	$ 11,583	$ 8,902
Unrealized pension losses, net of tax	(59,574)	(60,343)
Unrealized loss on derivative instruments, net of tax	(672)	(1,150)
Accumulated other comprehensive loss	$ (48,663)	$ (52,591)

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

The Company actively sought the recovery of costs incurred in carrying out the terms of the AOC through negotiations with its legacy insurers.  Based on the status of these negotiations at September 30, 2009, the Company determined that a settlement was probable and recorded $2.3 million ($1.4 million net of tax) in discontinued operations during the first quarter.  The settlement came to fruition as expected during the second quarter, with a final recovery of $2.5 million ($1.6 million net of tax), which is net of costs incurred to negotiate the settlement.

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

Net sales and income from continuing operations by segment for the three and six months ended December 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended December 31,
	Net Sales		Income from Operations
	2009	2008	2009	2008
Segment:
Food Service Equipment Group	$81,937	$ 87,947	$ 9,821	$ 5,279
Air Distribution Products Group	13,074	19,567	(354)	2,209
Engraving Group	19,879	19,887	2,422	1,628
Engineering Technologies Group	12,382	12,593	2,441	1,803
Electronics and Hydraulics Group	11,581	15,516	775	865
Restructuring costs			(1,470)	(1,081)
Gain on sale of real estate			1,405	-
Corporate			(4,771)	(4,716)
Sub-total	$138,853	$ 155,510	$ 10,269	$ 5,987
Interest expense			(799)	(1,761)
Other non-operating income (expense)			(55)	152
Income from continuing operations before income taxes			$ 9,415	$ 4,378

	Six Months Ended December 31,
	Net Sales		Income from Operations
	2009	2008	2009	2008
Segment:
Food Service Equipment Group	$173,710	$ 189,703	$ 23,122	$ 14,949
Air Distribution Products Group	27,396	43,355	(259)	5,321
Engraving Group	39,066	41,455	4,783	4,058
Engineering Technologies Group	27,018	25,634	5,271	3,714
Electronics and Hydraulics Group	23,772	36,058	1,561	3,256
Restructuring costs			(3,027)	(5,402)
Gain on sale of real estate			1,405	-
Corporate			(9,529)	(9,158)
Sub-total	$ 290,962	$ 336,205	$ 23,327	$ 16,738
Interest expense			(1,734)	(3,479)
Other non-operating income			189	923
Income from continuing operations before income taxes			$ 21,782	$ 14,182

Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Income from operations by segment excludes interest expense and other non-operating income (expense).

14) Restructuring

The Company has undertaken cost reduction and facility consolidation initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2009			2009

	Involuntary			Involuntary
	Employee			Employee
	Severance			Severance
	and Benefit			and Benefit
	Costs	Other	Total	Costs	Other	Total
Workforce Reduction	$ 373	$ -	$ 373	$ 597	$ -	$ 597
Consolidation of Global Manufacturing Footprint	$ 283	$ 814	$ 1,097	$ 400	$ 2,030	$ 2,430
	$ 656	$ 814	$ 1,470	$ 997	$ 2,030	$ 3,027

	2008			2008

Workforce Reduction	$ 690	$ -	$ 690	$ 690	$ -	$ 690
Consolidation of Global Manufacturing Footprint	$ 237	$ 154	$ 391	$ 773	$ 3,939	$ 4,712
	$ 927	$ 154	$ 1,081	$ 1,463	$ 3,939	$ 5,402

Workforce Reduction

In response to the recession taking place in the current macroeconomic environment and its impact on the Company, management reduced the number of salaried and indirect labor employees via workforce reductions. During 2009, the Company reduced its U.S.-based workforce by over 25%.  During first half of 2009, the Company announced additional reductions to its European workforce to occur during 2010.

Activity in the reserves for the Workforce Reduction is as follows (in thousands):

Involuntary
Employee
Severance
and Benefit
Costs
Restructuring Liabilities at June 30, 2009	$ 54
Additions	597
Payments	(575)
Restructuring Liabilities at December 31, 2009	$ 76

Consolidation of Global Manufacturing Footprint

As part of the Company’s ongoing effort to generate operational efficiencies and in response to downturn in certain markets served by the Company’s operating segments, the Company has closed or is in the process of closing several of its manufacturing facilities and consolidated production.  These costs are composed primarily of severance, other termination benefits, and expenses associated with the relocation of the plants’ production capacities to other facilities.  Activities related to the most recent of these closures are currently in progress, and were largely completed during the first half of 2010.  The liabilities associated with this initiative are expected to be paid though 2011.

Additionally, during the first six months of 2010, the Company recorded a net realizable value reduction of $0.8 million ($0.5 million net of tax) related to the sale of the former Bakers Pride facility in New Rochelle, New York, which was completed in the second quarter of 2010, and a $0.5 million ($0.3 million net of tax) net realizable value reduction related to the for Air Distribution Products facility in Bartonville, Illinois, which is currently classified as an asset held for sale by the Company.

Activity in the reserves related to optimization of the Company’s manufacturing locations is as follows (in thousands):

	Involuntary
	Employee
	Severance
	and Benefit
	Costs	Other	Total
Restructuring Liabilities at June 30, 2009	$ 293	$ 3,461	$ 3,754
Additions	400	682	1,082
Payments	(346)	(553)	(899)
Restructuring Liabilities at December 31, 2009	$ 347	$ 3,590	$ 3,937

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2009			2009

	Involuntary			Involuntary
	Employee			Employee
	Severance			Severance
	and Benefit			and Benefit
	Costs	Other	Total	Costs	Other	Total
Food Service Equipment Group	$ 202	$ 249	$ 451	$ 319	$ 1,403	$ 1,722
Air Distribution Products Group	-	509	509	4	547	551
Engraving Group	414	56	470	585	80	665
Electronics and Hydraulics	40	-	40	40	-	40
Corporate	-	-	-	49	-	49
Total expense	$ 656	$ 814	$ 1,470	$ 997	$ 2,030	$ 3,027

	2008			2008
Air Distribution Products Group	$ 646	$ 115	$ 761	$ 1,172	$ 3,684	$ 4,856
Engraving Group	125	39	164	135	255	390
Electronics and Hydrualics Group	156	-	156	156	-	156
Total expense	$ 927	$ 154	$ 1,081	$ 1,463	$ 3,939	$ 5,402

15)

Discontinued Operations

As discussed in Note 12 - Contingencies, the Company recorded $2.5 million ($1.6 million net of tax) during the first half of 2010 related to the recovery of costs previously incurred in carrying out environmental remediation efforts at the former location of the Club Products and Monarch Aluminum divisions

During the first half of 2009, the Company recorded expenses of $2.0 million ($1.3 million net of tax) related to this matter.

During the second quarter of 2009, the Company recorded liabilities of $2.9 million in anticipation of lease impairments triggered by the impending bankruptcy of Berean Christian Bookstores, a former subsidiary.  Standex remained a guarantor of these leases following the disposal of the operation in 2006.

 ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Quarterly Report on Form 10-Q that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” "may," “will,” “expect," "believe," "estimate," "anticipate," ”intends,” "continue," or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company’s business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired.  These factors include, but are not limited to conditions in the financial and banking markets general and international recessionary economic conditions, including the impact, length and degree of the current recessionary conditions on the customers and markets we serve and more specifically conditions in the automotive, aerospace, energy, housing and general transportation markets, lower-cost competition, the relative mix of products which impact margins and operating efficiencies, both domestic and foreign, in certain of our businesses, the impact of higher raw material and component costs, particularly steel, petroleum based products and refrigeration components,  an inability to realize the expected cost savings from effective completion of plant consolidations, cost reduction efforts, productivity enhancements and the implementation of lean enterprise manufacturing techniques, the inability to achieve the savings expected from the sourcing of raw materials from and diversification efforts in emerging markets  and the inability to achieve business synergies contemplated by the Company.  In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

Overview

We are a leading manufacturer of a variety of products and services for diverse commercial and industrial market segments.  We have five reporting segments:  Food Service Equipment Group, Air Distribution Products Group (ADP), Engraving Group, Engineering Technologies Group, and Electronics and Hydraulics Group.  Our continuing objective is to identify those of our businesses which hold the greatest potential for profitable growth, and direct our resources to supporting both organic growth and acquisition opportunities in those businesses.

While the impact of the ongoing global recession on our end user markets appears to be stabilizing, there is still uncertainty as to the extent and timing of any economic recovery.  As a result, we expect to continue to experience challenging market conditions in the near term, especially in the construction, automotive and housing markets.  Our customer base in the food service equipment, automotive, U.S. residential housing and general industrial sectors have all experienced difficult recessionary market conditions that have negatively impacted our sales volume.

During the past 12 months we have focused on reducing our cost structure through company-wide headcount reductions, plant consolidations, procurement savings, and improved productivity in all aspects of our operations.  These cost reduction efforts have allowed the Company to report profit margin improvements over the past three fiscal quarters despite double digit year over year sales declines.  The cost reduction initiatives that were completed in 2009 will deliver a total of $36 million in annualized savings.  Approximately $15.5 million of this total savings was realized in 2009 and an additional $20.5 million will be realized in 2010.  Further restructuring initiatives planned for 2010 are expected to yield annual savings of approximately $4 million upon full implementation.  We will continue to focus on identifying and implementing further restructuring and cost reduction actions in fiscal 2010.

In addition to the focus on cost reductions, we have also moved aggressively to reduce debt and improve the Company’s liquidity through improved working capital management, repatriation of foreign cash, reductions in capital expenditures, sale of excess land and buildings and a reduction in our dividend. In the past year, we have generated cash flow from operations of $60.3 million which has allowed us to reduce our debt by approximately $64 million.  Further, we retired substantially all of our private placement debt during 2009.  Our net debt to capital ratio improved from 35.1% on December 31, 2008 to 22.0% as of December 31, 2009.

As the result of our improved profitability and liquidity, the suspension of employer matching contributions to non-union, 401(k) plans that occurred in the third quarter of fiscal 2009 has been rescinded and these contributions will resume at the beginning of calendar year 2010.

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

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations:

Three Months Ended	Six Months Ended
December 31,	December 31,
(Dollar amounts in thousands)	2009	2008	2009	2008
Net sales	$ 138,853	$155,510	$ 290,962	$336,205
Gross profit margin	32.2%	29.3%	32.3%	30.5%
Income from operations	10,269	5,987	23,327	16,738
Backlog as of December 31	89,244	124,571	89,244	124,571

Net Sales
Three Months Ended	Six Months Ended
(In thousands)	December 31, 2009	December 31, 2009
Net sales, prior period	$ 155,510	$ 336,205
Components of change in sales:
Effect of exchange rates	1,979	(146)
Organic sales change	(18,636)	(45,097)
Net sales, current period	$ 138,853	$ 290,962

Net sales for the second quarter of 2010 decreased $16.7 million, or 10.7%, when compared to the same period of 2009.  This change was primarily impacted by organic sales decreases of $18.6 million, or 12.0% and offset by favorable foreign exchange of $2.0 million.  Sales were approximately flat compared to the prior year quarter for the Engraving and Engineering Technologies Groups, while the Food Service Equipment Group was down slightly.  We continue to see the largest declines in the ADP Group and the Hydraulics unit of our Electronics and Hydraulics Group, which are most dependent on new residential construction and general construction markets, respectively.

Net sales for the six months ended December 31, 2009 decreased $45.2 million, or 13.5% compared to the first half of last year driven almost entirely by recession-related organic sales losses.  A further discussion by segment follows.

Gross Profit Margin

Our gross profit margin increased to 32.2% for the second quarter of 2010 versus 29.3% in the same quarter of last year.  This increase was primarily driven by increased profit margins in all groups except for ADP, where 2009 results benefitted from then newly-implemented price increases and the use of lower-cost metal purchased during a price trough.  Profit margins in the other groups improved largely due to the impact of the cost reduction measures that have been made.  For the six month period, gross profit margin increased from 30.5% to 32.3% under similar circumstances to quarterly results except in the Engraving Group, where year-to-date margins were roughly flat year over year.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses for the second quarter of 2010 were $34.4 million, down from $38.5 million reported for the same period a year ago.  This decrease reflects the positive impact of cost reduction measures implemented during 2009, including headcount reductions, plant consolidations, and procurement savings.  For the six months ended December 31, 2009, SG&A expenses decreased from $80.6 million to $68.9 million due to the aforementioned factors.

Income from Operations

Income from operations for the second quarter of 2010 was $10.3 million, 71.5% higher than the $6.0 million reported for the same period a year ago.  The increase to operating income was driven primarily by cost reduction efforts achieved through headcount reductions, procurement savings, manufacturing efficiencies, suspension of defined contribution matching, and other cost reduction efforts.  Operating income for the quarter was positively impacted a $1.4 million gain recorded by the Company on the sale of its corporate headquarters building during the current quarter.  Excluding the gain on the sale of the building and restructuring charges of $1.5 million in 2010 and $1.1 million in 2009, operating income increased by $3.3 million or 46.2%.

For the six months ended December 31, 2009, income from operations increased $6.6 million, or 39.4 % from the prior year.  Excluding period gains and losses for restructuring and the building sale, income from operations increased $2.8 million, or 12.7%.  While not as robust as the quarterly gain due to a strong first quarter in 2009 before we were impacted by the recession, this increase once again reflects the positive effect of our cost reduction initiatives.

Interest Expense

Interest expense for the second quarter of 2010 decreased $1.0 million, or 54.6%, to $0.8 million.  For the first half of the year, interest expense decreased 50.2% from $3.5 million to $1.7 million.  These decreases are due to reduced borrowings on the Company’s revolving credit facility and a lower effective aggregate interest rate.   The lower interest rate was due to the retirement of substantially all of our private placement debt during 2009 and by the expiration of two interest rate swaps early in the year that fixed our interest rate payments on $28.5 million of our revolving credit facility above the current historically low LIBOR rates.

Other Non-Operating Income (Expense)

Other non-operating expense for the quarter totaled $0.1 million compared to prior period income of $0.2 million.  Year-to-date, other non-operating income was $0.2 million, a 79.5% decrease from 2009 income of $0.9 million.  In the first half of 2009, the Company recorded a benefit of $1.1 million on its portion of proceeds from a life insurance policy triggered by the death of a former executive.

Income Taxes

The Company's effective tax rate for the three months ended December 31, 2009 was 32.1% compared with 20.8% for same period last year.  The lower effective tax rate during the prior year was primarily due to the benefit of the retroactive extension of the R&D credit recorded during the second quarter of 2009.  The Company's effective tax rate for the six months ended December 31, 2009 was 32.1% compared with 25.5% for same period last year.  The lower effective tax rate during the prior year was also due to the benefit related to the retroactive extension of the R&D credit recorded during the second quarter of 2009 as well as the receipt of nontaxable life insurance proceeds during the first quarter of 2009.

Backlog

Backlog at December 31, 2009 decreased $35.3 million, or 28.4%, compared to December 31, 2008.  The overall decrease is attributable to reduced activity levels experienced in the current macroeconomic environment. The backlog decrease is across all segments except ADP, which increased $1.0 million compared to prior year, and Electronics and Hydraulics, which increased $0.7 million.

Segment Analysis

Net Sales

The following table presents net sales by business segment (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Food Service Equipment Group	$81,937	$87,947	$173,710	$189,703
Air Distribution Products Group	13,074	19,567	27,396	43,355
Engraving Group	19,879	19,887	39,066	41,455
Engineering Technologies Group	12,382	12,593	27,018	25,634
Electronics and Hydraulics Group	11,581	15,516	23,772	36,058
Total	$138,853	$155,510	$290,962	$336,205

Food Service Equipment Group

Net sales in the second quarter of fiscal 2010 declined $6.0 million, or 6.8%, from the same period one year earlier.  The effects of foreign exchange rates accounted for a $0.7 million increase in sales.  Excluding the effect of foreign exchange rates, sales decreased $6.7 million, or 7.6%, when compared with the same period one year earlier.  For all of our businesses in this group, the major contributor to the decrease was overall market deterioration.  Sales on the Refrigerated Solutions side of the business decreased approximately 11% from prior year, primarily driven by decreased capital spending by our larger chain customers.  Our Cooking Solutions sales were essentially flat from the prior year quarter in a down market due to market share gains and the benefit of softer year-over-year comparisons. Overall, we are pleased that the Group continues to grow market share in a soft market as our distribution channels continue to expand and further penetrate chain and buyer group accounts.

Net sales in the six months ended December 31, 2009 decreased $16.0 million, or 8.4%, from the same period one year earlier.   The effects of foreign exchange rates accounted for $0.1 million of the decline.  When removing the effect of foreign exchange rate impact, sales decreased $15.9 million, or 8.4%, when compared with the same period one year earlier.  A sales decline of approximately 10% occurred in our Refrigeration Solutions businesses (walk-in cooler and refrigerated cabinets), generally due to market softness offset by share gains.  Our Cooking Solutions and Custom Solutions businesses experienced a decline of approximately 7%, primarily due to the year-over-year market deterioration experienced in the first fiscal quarter.

Air Distribution Products Group

Sales for the ADP Group in the second quarter of 2010 declined by $6.5 million from 2009 levels, a 33.2% reduction. The decline was due to a combination of lower year-over-year selling prices and volume.  Lower metal costs caused downward pricing pressure, along with continued declines in housing starts that have further contracted the available market. Partially offsetting these factors were increased market share and the continued rollout of a new product line, flex duct.

Standex evaluates the available market for ADP by monitoring new housing start data, published monthly by the U.S. Department of Housing and Urban Development. Sales to the Group’s customers typically lag new home starts by three to four months. Comparing the second quarter of 2010 to the same period one year earlier, housing starts declined 39%.  ADP’s unit volume was lower by 12.1% from the same quarter last year. ADP continues to pursue market share gains through its traditional wholesaler channels by expanding its sales force, focusing on underpenetrated markets, and by emphasizing our ability to service nationwide wholesalers and large “do-it-yourself” retailers through our network of factory locations. In addition, new sales initiatives undertaken in the second quarter of 2010 are beginning to improve sales with ADP’s core customers.  ADP’s initiatives have resulted in market share gains; however, the additional sales volume resulting from these efforts has not been sufficient to offset the decline in the overall market.

Net sales for the six months ending December 31, 2009 declined 36.8% or $16.0 million, as pricing declined 21.1% and sales unit volume was lower by 18.1%. Housing starts for the same period declined 43.4%.

Engraving Group

Net sales in the second quarter were flat when compared to the same quarter in the prior year.  The Group experienced decreased sales in mold texturizing automotive OEM platform work in North America as a result of delays in launch dates of several large automotive programs.  European texturing sales were strong enough to offset the decline in North America sales.   The Group had steady sales in the engraved rolls and machinery markets, and we are seeing top-line growth from our operations in emerging market countries.

Net sales for the six months ended December 31, 2009 decreased by $2.4 million, or 5.8%, when compared to the first half of the prior fiscal year.  The overall net decrease is again attributable to lower North America mold texturizing sales for automotive OEM platform work. It is expected the North American automotive program work will improve for the balance of the year.

Engineering Technologies Group

Net sales decreased by $0.2 million or 1.7%, when compared to the same period one year earlier.  The decrease was primarily driven by lower sales to the aerospace industry, as delivery for one of our major programs was pushed back to the third quarter.  We continue to see robust demand in the turbine energy market.

Year to date sales increased by $1.4 million, or 5.4%, compared to the prior year.  Despite the second quarter drop-off in aerospace, year-to-date demand remains strong for all of our end-user markets.

Electronics and Hydraulics Group

Sales for the Group were down $3.9 million or 25.4% in the second quarter of 2010 when compared to 2009.  The decline at the Electronics unit is attributable to the general overall economic weakness in industrial markets, white goods and HVAC businesses. The decline was partially offset by strengthened demand in the reed switch segment. The decrease for the Hydraulics unit remains the result of continued depressed conditions in the domestic and international dump truck/dump trailer markets.

For the six months ended December 31, 2009, sales decreased $12.3 million, or 34.1% from the same period last year.  The Electronics unit saw recession-driven declines across all segments except for those serving the military and aerospace markets, and the Hydraulics unit continued to exhibit declines due to the aforementioned factors.

Income from Operations

The following table presents income from continuing operations by business segment (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Food Service Equipment Group	$ 9,821	$ 5,279	$23,122	$14,949
Air Distribution Products Group	(354)	2,209	(259)	5,321
Engraving Group	2,422	1,628	4,783	4,058
Engineering Technologies Group	2,441	1,803	5,271	3,714
Electronics and Hydraulics Group	775	865	1,561	3,256
Corporate	(4,771)	(4,716)	(9,529)	(9,158)
Gain on sale of real estate	1,405	-	1,405	-
Restructuring	(1,470)	(1,081)	(3,027)	(5,402)
Total	$10,269	$ 5,987	$23,327	$16,738

Food Service Equipment Group

Income from operations for the second quarter of 2010 was up $4.5 million, or 86.0%, from the same period last year. Return on sales grew from 6.0% to 12.0% for the quarter.  The impact of a second quarter volume decline of $6.0 million was more than offset by aggressive year-over-year cost reduction actions across the business, including headcount reductions, supply chain cost reductions and labor productivity increases. The consolidation of our Bakers Pride New Rochelle, NY manufacturing facility into our Mexico and Cheyenne facilities provided an additional year-over-year benefit.  The consolidation of the APW Dallas facility into our Mexico operation is presently proceeding on schedule with the majority of the product moves completed in the second quarter with minimal disruption.

Income from operations for the first half of 2010 increased $8.2 million, or 54.7%, when compared to the same period one year earlier.  The profitability increase was the result of aggressive year-over-year cost reduction actions across the Group, including staffing cost reductions, supply chain cost reductions and labor productivity increases.  The consolidation of our Bakers Pride manufacturing facility in New Rochelle, NY into our Mexico and Cheyenne facilities provided a year-over-year benefit, and we began to experience the benefit of the Dallas consolidation into Mexico.

Air Distribution Products Group

The ADP Group recorded a loss of $0.4 million, a $2.6 million decrease from the second quarter of 2009. The decline is the result of downward pricing pressure and lower sales volume as competition in the market place for available business remains fierce.  Cost reduction initiatives partially offset these pricing and volume decreases. In response to these market conditions, ADP has reduced hourly headcount by approximately 18% from the level in the second quarter of 2009. Additionally, administrative expenses were $0.3 million lower as compared to second quarter 2009 primarily due to a 25% reduction in salaried headcount.

Operating income for the six months ending December 31, 2009 decreased $5.6 million to a loss of $0.3 million as compared to the same period one year earlier due to downward pricing pressure and, to a lesser extent, lower sales volume. Significant manufacturing and SG&A cost reduction measures, including decreases in the hourly and salaried workforces and improved management of worker’s compensation costs partially offset price and volume declines. These measures decreased manufacturing and SG&A expenses by approximately $1.9 million for the six months ended December 31, 2009 as compared to the same period one year earlier.

Engraving Group

Income from operations for the quarter ended December 31, 2009 increased by $0.8 million, or 48.8%, when compared to the same quarter last year.  A lower cost structure as a result of last year’s aggressive cost cutting has allowed dramatically improved results on flat sales.

Income from operations in the first half of 2010 increased by $0.7 million, or 17.9%, when compared to the first half of the prior fiscal year.  Even with sales declines of 5.8%, aggressive action in reducing costs and consolidating factories, particularly in North America, resulted in improved operating income performance.  The international texturing business also performed better as the sales mix of automotive platform program sales in the European region improved.  The engraved roll and machinery business also posted improved results versus the prior year.

Engineering Technologies Group

Second quarter operating income was up $0.6 million, or 35.4% from 2009 primarily due to price increases, product mix, and improved manufacturing efficiencies.

Year to date operating income was up $1.6 million, or 41.9% compared to the prior year period as a result of volume improvements, price increases and manufacturing performance.

Electronics and Hydraulics Group

Income from operations during the second quarter was roughly flat compared to the same period last year. At the Electronics Unit, aggressive cost reduction measures and plant closures combined with a favorable product mix were able to offset the impact of reduced sales volume.  Cost reductions included the closure of our New York Electronics facility during the first quarter with the business relocated to our Cincinnati facility.  While the sales decline has been rapid for the Hydraulics unit, we are seeing the impact of cost reduction initiatives, including a facility closure and a 50% headcount reduction, as we align our operations to reflect current volumes.

For the six months ended December 31, 2009, income from operations decreased $1.7 million, or 52.1% under similar conditions to the quarter.

Corporate

Corporate expenses of approximately $4.8 million in the second quarter of 2010 were flat compared to 2009 as headcount and other cost reductions offset increased professional service fees.  For the six months ended December 31, 2009, corporate expenses increased $0.4 million due to increased self-insured health insurance costs in the first quarter and the aforementioned increases in professional service fees.

Gain on Sale of Real Estate

During the second quarter of 2010, we sold our Corporate Headquarters facility in Salem, New Hampshire, and entered into a lease agreement for a facility in Salem which is more than 50% smaller and more suited to our current operational needs.  The Company recorded a gain of $1.4 million on the transaction during the period.

Restructuring Costs

During the second quarter of 2010, the Company incurred restructuring charges of $1.5 million.  These charges were $0.5 million related to the closure of Food Service Equipment Group facilities in New York and Dallas, $0.5 million for headcount reductions in our European Engraving Group operations, and the $0.5 million write down of property held for sale to its net realizable value.  For the six months ended December 31, 2009, restructuring charges of $3.0 million were driven primarily by $1.7 million related to the aforementioned Food Service Equipment Group closures.

In December 2008, we eliminated approximately 150 salaried and indirect labor positions in response to the global macroeconomic recession.  The Company recorded $0.7 million of pre-tax restructuring expense related to this initiative in the second quarter of 2009.  Also during the first half of 2009, the Company announced the closure of the ADP production facility located in Bartonville, Illinois in response to the downturn in the new residential construction market.  The Company recorded a $4.1 million pre-tax expense related to the closure of the Bartonville facility in the first quarter of 2009.

Discontinued Operations

During 2008, the Company entered into an Administrative Order of Consent with the U.S. Environmental Protection Agency (“EPA”) related to the removal of various PCB-contaminated materials and soils at a site where the Company leased a building and conducted operations from 1967-1979.  As the site is the former location of the Club Products and Monarch Aluminum divisions, the charges have been included in results from discontinued operations for the respective periods.  The Company established an accrual of $4.0 million related to the matter.  Remediation efforts were substantially completed during the third quarter of 2009, and the Company received a closure letter from the EPA in the first half of 2010.

The Company actively sought the recovery of costs incurred in carrying out the terms of the AOC through negotiations with its legacy insurers.  Based on the status of these negotiations at September 30, 2009, the Company determined that a settlement was probable and recorded $2.3 million ($1.4 million net of tax) in discontinued operations during the first quarter.  As expected, the settlement came to fruition during the second quarter, with a final recovery of $2.5 million ($1.6 million net of tax), net of costs incurred to negotiate the settlement.

Liquidity and Capital Resources

Cash flows provided by continuing operations for the six months ended December 31, 2009, were $25.0 million compared to $6.4 million for the same period last year.  Contributing to the inflows was an increase in income from continuing operations of $4.2 million, as well as improved working capital management during the period, as cash outflows from changes in operating assets and liabilities improved $19.2 million over the prior year period.  This was offset by lower non-cash restructuring charges, as well as the gain on sale of our corporate headquarters.  This sale, as well as the sale of the former Bakers Pride facility in New York, generated $6.5 million of cash flow from investing activities.  During the six months ended December 31, 2009, we used $28.0 million of cash for financing activities.  We paid dividends of $1.2 million and made net repayments of debt of $26.5 million during the period.

Our customer base in the food service equipment, automotive, U. S. residential housing and general industrial sectors have all experienced difficult recessionary market conditions.  These recessionary trends have led to a reduction in our sales volume.  To offset the impact of the reduced sales volume, management has implemented extensive cost reduction and cash management initiatives that will save the Company in excess of $40 million annually.  In addition, we have reduced our level of capital expenditures and emphasized working capital management. With respect to this effort we have improved our working capital turns from 5.0 at December 31, 2008 to 5.4 at December 31, 2009.  We also increased inventory turns from 4.6 to 4.9 as compared to December 31, 2008.

We have in place a five year, $150 million unsecured revolving credit facility (the “facility”) with seven participating banks which originated in September 2007.  The Company also has an optional $75 million accordion feature under the facility.   Funds available under the facility may be used for general corporate purposes or to provide financing for acquisitions.  Borrowings under the agreement bear interest at a rate equal to LIBOR plus an applicable percentage based on our consolidated leverage ratio, as defined by the agreement.  As of December 31, 2009, the effective rate of interest for outstanding borrowings under the facility was 4.08%.  We are required to pay an annual fee of 0.125% on the maximum credit line.

The Company has undertaken several initiatives to generate cash and reduce debt, including cost reductions, improved working capital management, repatriation of foreign cash, and plant consolidations.  These initiatives have resulted in a funded debt reduction in the past year of over $60 million, as we retired substantially all of our private placement debt during 2009 and focused additional operating cash flow toward paying down our revolver.  During the period, we further increased our liquidity and generated additional borrowing capacity of $26.5 million under our facility so that as of December 31, 2009, we had borrowings of $64.5 million.  We believe that the remaining $85.5 million available under the facility and the improved operating cash flow resulting from our various initiatives provides us with sufficient liquidity to meet our needs.

Our funded debt agreements contain certain customary affirmative and negative covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes (“EBIT”) to interest expense for the trailing twelve months of at least 3:1. EBIT is defined in the revolving credit facility to specifically exclude extraordinary and other non-recurring items such as non-cash restructuring charges and goodwill impairment. At December 31, 2009, the Company’s Interest Coverage Ratio was 7.01:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month EBITDA, defined as EBIT plus Depreciation and Amortization, may not exceed 3.5:1. At December 31, 2009, the Company’s Leverage Ratio was 1.40:1.

Consolidated Net Worth – The Company is required to maintain a Consolidated Net Worth of at least $163.7 million plus 50% of cumulative net income since the inception of the agreement. Consolidated Net Worth is defined as the Company’s net worth as adjusted for unfunded pension liabilities (not to exceed $40 million) and certain foreign exchange gains and losses.  At December 31, 2009, the Company’s Consolidated Net Worth was $224.9 million, $18.2 million greater than the required amount of $206.7 million.

Our primary cash requirements in addition to day-to-day operating needs include interest and mandatory principal payments, capital expenditures, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect to spend between $5 million and $6 million on capital expenditures during the remainder of 2010, and expect that depreciation and amortization expense for the year will be approximately $12.0 million and $2.5 million, respectively.

In July 2008, we entered into a series of swap agreements with one and two year terms effectively converting interest payments on our long-term debt from variable to fixed rates.  The one-year swaps matured during the first quarter of 2010.  Under the remaining two-year swaps, we have converted interest payments on $60.0 million of debt due under the facility from variable rates based on LIBOR to a weighted average effective rate of 4.07% based on our leverage ratio at December 31, 2009.

The following table sets forth our capitalization at December 31, 2009 and June 30, 2009:

	December 31,	June 30,
	2009	2009
Long-term debt	67,800	94,300
Less cash and cash equivalents	12,429	8,984
Net debt	55,371	85,316
Stockholders' equity	196,512	176,286
Total capitalization	$ 251,883	$ 261,602

We sponsor a number of defined benefit and defined contribution retirement plans.  We have evaluated the current and long-term cash requirements of these plans.  Our operating cash flows from continuing operations are expected to be sufficient to cover required contributions under ERISA and other governing regulations.  During the third quarter of 2009, the Company announced that it would suspend employer matching contributions to its 401(k) plans, with the exception of obligations under collective bargaining agreements.  The Company has subsequently announced that these contributions will resume at the beginning of calendar year 2010.

The Company’s pension plan for U.S. salaried employees was frozen as of January 2008.  The fair value of the Company's U.S. pension plan assets was $164.8 million at December 31, 2009, as compared to $149.7 million at the most recent measurement date, which occurred as of June 30, 2009.  The next measurement date to determine plan assets and benefit obligations will be on June 30, 2010.  Plan asset values at the next measurement date may not exceed benefit obligations and the plan may or may not require additional future contributions.

We have an insurance program in place to fund supplemental retirement income benefits for certain retired executives.  Current executives and new hires are not eligible for this program.  At December 31, 2009, the underlying policies have a cash surrender value of $19.1 million, less policy loans of $12.0 million.  As we have the legal right of offset, these amounts are reported net on our balance sheet.  The aggregate present value of future obligations was approximately $1.2 million and $1.4 million at December 31, 2009 and June 30, 2009, respectively.

In connection with the sale of the Berean Christian Bookstores business which was completed in August 2006, we assigned all but one lease to the buyers.  During June 2009, the Berean business filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code (“The Code”).  The Berean assets were subsequently resold under Section 363 of the Code.  The new owners of the Berean business have negotiated lower lease rates and extended lease terms at certain of the leased locations.  We remain a guarantor on these leases, but at the renegotiated rates and only through the original term of the leases.  The aggregate amount of these guarantees is $5.2 million at December 31, 2009.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At December 31, 2009, the collective fair value of the Company’s open foreign exchange contracts was not material.

Our primary translation risk is with the Euro, British Pound Sterling (Pound), Canadian Dollar, Mexican Peso, Australian Dollar and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any of these foreign currencies to the U.S. Dollar at December 31, 2009, would not result in a material change in our operations, financial position, or cash flows.  We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we use interest rate swap agreements to modify our exposure to interest rate movements.  In July 2008, we entered into a series of swap agreements with one and two year terms effectively converting interest payments on our long-term debt from variable to fixed rates.  The one-year swaps matured during the first quarter of 2010.  Under the remaining two-year swaps, we have converted interest payments on $60.0 million of debt due under the facility from variable rates based on LIBOR to a weighted average effective rate of 4.07% based on our effective leverage ratio at December 31, 2009.  Due to the impact of the swaps, an increase in interest rates would not materially impact our interest expense for the three and six months ended December 31, 2009.

The Company’s effective rate on variable-rate borrowings under the revolving credit agreement decreased from 4.11% at June 30, 2009 to 4.08% at December 31, 2009.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of December 31, 2009, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.  CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, the Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is  (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Further, there was no change in the internal controls over financial reporting during the quarterly period ended December 31, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(e)

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended December 31, 2009
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2009 - October 31, 2009	2,996	$ 19.42	2,996	663,942

November 1, 2009 - November 30, 2009	90	19.08	90	663,852

December 1, 2009 - December 31, 2009	1,537	20.02	1,537	662,315

Total	4,623	$ 19.61	4,623	662,315

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

The Company held its Annual Meeting of Stockholders on October 28, 2009.  Two matters were voted upon at the meeting:  to elect three directors to hold office for three-year terms ending at the Annual Meeting to be held in 2012; and to ratify the appointment by the Audit Committee of the Board of Directors of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending June 30, 2010.

The name of each director elected at the meeting and the number of votes cast as to each matter are as follows:

Proposal I (Election of Directors)

Nominee	For	Withheld
Charles H. Cannon, Jr.	10,956,945	156,725
Gerald H. Fickenscher	10,974,785	138,885
Edward J. Trainor	10,760,765	352,905

Proposal II (Ratification of Deloitte & Touche LLP as Independent Public Accountants)

For	Against	Abstain	No Vote
10,894,383	193,548	25,739	-

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

STANDEX INTERNATIONAL CORPORATION

Date:	January 28, 2010	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/CFO/Treasurer
(Principal Financial & Accounting Officer)

Date:	January 28, 2010	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer