Form 10-Q
period 2010-03-31
STANDEX INTERNATIONAL CORP/DE/
filed 2010-04-29
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010	Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	31-0596149
(State of incorporation)	(IRS Employer Identification No.)

11 KEEWAYDIN DRIVE, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

(603) 893-9701 (Registrant’s telephone number, including area code) 6 MANOR PARKWAY, SALEM, NEW HAMPSHIRE (Registrant’s former address)

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

The number of shares of Registrant's Common Stock outstanding on April 26, 2010 was 12,477,085

STANDEX INTERNATIONAL CORPORATION

INDEX

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Unaudited Condensed Consolidated Balance Sheets as of

March 31, 2010 and June 30, 2009

2

Unaudited Condensed Consolidated Statements of Operations for the

Three and Nine Months Ended March 31, 2010 and 2009

3

Unaudited Condensed Consolidated Statements of Cash Flows for the

Nine Months Ended March 31, 2010 and 2009

4

Notes to Unaudited Condensed Consolidated Financial Statements

5

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

16

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

27

Item 4.

Controls and Procedures

28

PART II.

OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

29

Item 6.

Exhibits

29

PART I. FINANCIAL INFORMATION
ITEM 1.

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Balance Sheets

	March 31,	June 30,
(In thousands)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$ 12,403	$ 8,984
Accounts receivable, net	83,278	81,893
Inventories, net	74,495	75,634
Income tax receivables	1,106	2,186
Prepaid expenses and other current assets	7,104	2,730
Deferred tax asset	13,096	13,278
Total current assets	191,482	184,705
Property, plant and equipment, net	95,406	108,612
Goodwill	103,742	101,722
Intangible assets, net	18,457	20,450
Other non-current assets	14,951	18,220
Total non-current assets	232,556	249,004
Total assets	$ 424,038	$ 433,709

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 55,182	$ 58,802
Accrued expenses	38,953	36,902
Current liabilities - discontinued operations	2,741	3,543
Total current liabilities	96,876	99,247
Long-term debt	64,800	94,300
Accrued pension and other non-current liabilities	61,159	63,876
Total non-current liabilities	125,959	158,176
Stockholders' equity:
Common stock, par value $1.50 per share - 60,000,000 shares
authorized, 27,984,278 issued, 12,461,654 and 12,386,821
outstanding at March 31, 2010 and June 30, 2009	41,976	41,976
Additional paid-in capital	30,328	28,690
Retained earnings	437,643	419,157
Accumulated other comprehensive loss	(48,962)	(52,591)
Treasury shares (15,522,624 shares at March 31, 2010
and 15,597,457 shares at June 30, 2009)	(259,782)	(260,946)
Total stockholders' equity	201,203	176,286
Total liabilities and stockholders' equity	$ 424,038	$ 433,709

See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2010	2009	2010	2009

Net sales	$ 135,411	$130,970	$426,373	$467,175
Cost of sales	94,122	98,970	291,200	332,477
Gross profit	41,289	32,000	135,173	134,698
Selling, general and administrative expenses	33,884	29,241	102,819	109,799
Goodwill and intangible asset impairment	-	21,339	-	21,339
Gain on sale of real estate	-	-	(1,405)	-
Restructuring costs	660	1,365	3,687	6,767
Total operating expenses	34,544	51,945	105,101	137,905
Income (loss) from operations	6,745	(19,945)	30,072	(3,207)
Interest expense	(752)	(1,398)	(2,486)	(4,877)
Other non-operating income (expense)	224	(127)	413	796
Income (loss) from continuing operations before income taxes	6,217	(21,470)	27,999	(7,288)
Provision (benefit) for income taxes	1,576	(3,251)	8,579	366
Income (loss) from continuing operations	4,641	(18,219)	19,420	(7,654)
Income (loss) from discontinued operations, net of income taxes	(40)	(6)	917	(3,428)
Net income (loss)	$ 4,601	$(18,225)	$ 20,337	$(11,082)
Basic earnings (loss) per share:
Continuing operations	$ 0.37	$ (1.48)	$ 1.56	$ (0.62)
Discontinued operations	-	-	0.07	(0.28)
Total	$ 0.37	$ (1.48)	$ 1.63	$ (0.90)
Diluted earnings (loss) per share:
Continuing operations	$ 0.37	$ (1.48)	$ 1.54	$ (0.62)
Discontinued operations	(0.01)	-	0.07	(0.28)
Total	$ 0.36	$ (1.48)	$ 1.61	$ (0.90)
Cash dividends per share	$ 0.05	$ 0.21	$ 0.15	$ 0.63

See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended March 31,
(In thousands)	2010	2009
Cash flows from operating activities
Net income (loss)	$ 20,337	$ (11,082)
Income (loss) from discontinued operations	917	(3,428)
Income (loss) from continuing operations	19,420	(7,654)
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	10,999	11,793
Stock-based compensation	2,751	1,903
(Gain) loss from sale of investments, real estate and equipment	(1,405)	42
Non-cash portion of restructuring charges	1,768	4,071
Impairment of goodwill and intangible assets	-	21,339
Net changes in operating assets and liabilities	(3,861)	(2,148)
Net cash provided by operating activities -
continuing operations	29,672	29,346
Net cash (used in) operating activities -
discontinued operations	(493)	(3,462)
Net cash provided by operating activities	29,179	25,884
Cash flows from investing activities
Expenditures for property, plant and equipment	(2,980)	(5,028)
Expenditures for acquisitions, net of cash acquired	-	(2,046)
Proceeds from sale of investments, real estate and equipment	8,694	213
Proceeds from life insurance policies	93	2,944
Net cash provided by (used in) investing activities -
continuing operations	5,807	(3,917)
Net cash provided by investing activities -
discontinued operations	-	-
Net cash provided by (used in) investing activities	5,807	(3,917)
Cash flows from financing activities
Borrowings on revolving credit facility	48,000	48,650
Payments of debt	(77,500)	(73,705)
Activity under share-based payment plans	288	724
Purchases of treasury stock	(565)	(1,649)
Cash dividends paid	(1,808)	(7,764)

Net cash (used in) financing activities -
continuing operations	(31,585)	(33,744)
Net cash (used in) financing activities -
discontinued operations	-	-
Net cash (used in) financing activities	(31,585)	(33,744)
Effect of exchange rate changes on cash and cash equivalents	18	(2,648)
Net change in cash and cash equivalents	3,419	(14,425)
Cash and cash equivalents at beginning of year	8,984	28,657
Cash and cash equivalents at end of period	$ 12,403	$ 14,232
See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and nine months ended March 31, 2010 and 2009, the cash flows for the nine months ended March 31, 2010 and 2009 and the financial position of the Company at March 31, 2010.  The interim results are not necessarily indicative of results for a full year.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2009.  The condensed consolidated balance sheet at June 30, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2009.  Unless otherwise noted, references to years are to fiscal years.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  We evaluated subsequent events through the date and time our condensed consolidated financial statements were issued.

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

Assets and liabilities recorded at fair value in our balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair values.  Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities and the methodologies used in valuation are as follows:

Level 1 – Quoted prices in active markets for identical assets and liabilities.  The Company’s KEYSOP and deferred compensation plan assets consist of shares in various mutual funds (for the deferred compensation plan, investments are participant-directed) which invest in a broad portfolio of debt and equity securities.  These assets are valued based on publicly quoted market prices for the funds’ shares as of the balance sheet dates.

Level 2 – Inputs, other than quoted prices in an active market, that are observable either directly or indirectly through correlation with market data.   For foreign exchange forward contracts and interest rate swaps, the Company values the instruments based on the market price of instruments with similar terms, which are based on spot and forward rates as of the balance sheet dates.  Based on the creditworthiness of our counterparties, the Company has not discounted these assets and liabilities for credit risk.

Level 3– Unobservable inputs based upon the Company’s best estimate of what market participants would use in pricing the asset or liability.  The Company does not hold any Level 3 instruments as of the balance sheet dates.

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

The fair values of our financial instruments at March 31, 2010 and June 30, 2009 were (in thousands):

	March 31, 2010
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - KEYSOP assets	$ 5,289	$ 5,289	$ -	$ -
Marketable securities - deferred compensation plan	622	622	-	-
Foreign exchange contracts	246	-	246	-

Financial Liabilities
Foreign exchange contracts	$ 4	-	$ 4	-
Interest rate swaps	634	-	634	-

	June 30, 2009
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - KEYSOP assets	$ 4,387	$ 4,387	$ -	$ -
Marketable securities - deferred compensation plan	477	477	-	-
Foreign exchange contracts	25	-	25	-

Financial Liabilities
Foreign exchange contracts	$ 296	-	$ 296	-
Interest rate swaps	1,799	-	1,799	-

During the three and nine months ended March 31, 2010, there were no transfers of assets or liabilities between hierarchical levels.  The Company’s policy is to recognize transfers between levels as of the date they occur.

3)

Inventories

Inventories are comprised of the following (in thousands):

	March 31,	June 30,
	2010	2009
Raw materials	$ 35,050	$ 36,391
Work in process	23,124	22,616
Finished goods	16,321	16,627
Total	$ 74,495	$ 75,634

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and were $4.6 million and $4.4 million for the three months ended March 31, 2010 and 2009, respectively.  For the nine months ended March 31, 2010 and 2009, distribution costs were $15.4 million and $18.9 million, respectively.

4)

Goodwill

Changes to goodwill during the nine months ended March 31, 2010 were as follows (in thousands):

	Food Service Equipment Group	Air Distribution Products Group	Engraving Group	Engineering Technologies Group	Electronics and Hydraulics Group	Total
Balance at June 30, 2009	$ 45,598	$ 14,933	$ 20,048	$ 186	$ 20,957	$101,722
Translation adjustment and other	(8)	-	(24)	-	2,052	2,020
Balance at March 31, 2010	$ 45,590	$ 14,933	$ 20,024	$ 186	$ 23,009	$103,742

5)

Intangible Assets

Intangible assets consist of the following (in thousands):

Customer
	Relationships	Trademarks	Other	Total

March 31, 2010
Cost	$ 21,302	$ 8,808	$ 4,333	$ 34,443
Accumulated amortization	(11,744)	-	(4,242)	(15,986)
Balance, March 31, 2010	$ 9,558	$ 8,808	$ 91	$ 18,457

June 30, 2009
Cost	$ 21,402	$ 8,808	$ 4,409	$ 34,619
Accumulated amortization	(9,977)	-	(4,192)	(14,169)
Balance, June 30, 2009	$ 11,425	$ 8,808	$ 217	$ 20,450

Amortization expense for the three months ended March 31, 2010 and 2009 was $0.6 million and $0.8 million, respectively.  Amortization expense for the nine months ended March 31, 2010 and 2009 was $2.0 million and $2.7 million, respectively.  At March 31, 2010, amortization expense is estimated to be $0.6 million in the remainder of 2010, $2.0 million in 2011, $1.6 million in 2012, $1.2 million in 2013, and $1.0 million in 2014.

6)

Debt

The Company’s debt is due as follows at March 31, 2010 (in thousands):

Fiscal Year
2010	-
2011	-
2012	-
2013	61,500
2014	-
Thereafter	3,300
$ 64,800

The Company has in place a $150 million unsecured revolving credit facility which expires in September 2012.  As of March 31, the Company has the ability to borrow $88.5 million under this facility.

The carrying value of the current borrowings under the facility exceeds their estimated fair value by $2.9 million at March 31, 2010.

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

The swap agreements convert interest payments on $60.0 million of debt due under our revolving credit agreement from variable rates based on LIBOR to a weighted average fixed rate of 3.89% based on the Company’s credit spread at March 31, 2010.  The fair value of the swaps recognized in accrued expenses and in other comprehensive income is as follows:

				Fair Value (in thousands)
Effective Date	Notional Amount	Fixed Interest Rate	Maturity	March 31, 2010	June 30, 2009
July 14, 2008	10,000,000	2.92%	July 14, 2009	$ -	$ (22)
July 10, 2008	18,500,000	2.95%	July 10, 2009	-	(42)
July 14, 2008	30,000,000	3.35%	July 14, 2010	(314)	(864)
July 10, 2008	30,000,000	3.38%	July 10, 2010	(320)	(871)
				$ (634)	$ (1,799)

The Company reported no losses for the three and nine months ended March 31, 2010, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income into earnings as an adjustment to interest expense.  Because the swaps mature early in the next fiscal year, the entire balance recognized in accumulated other comprehensive income at March 31, 2010 is expected to be recognized in the next six months.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign purchases of materials and loan payments to and from subsidiaries.  The Company enters into such contracts for hedging purposes only.  For hedges of intercompany loan payments, the Company has elected to record derivative gains and losses directly to the statement of operations due to the general short-term nature and predictability of the transactions.  At March 31, 2010 and June 30, 2009, the amount of outstanding forward foreign exchange contracts was not material.

8)

Retirement Benefits

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three and nine months ended March 31, 2010 and 2009 consisted of the following components:

	Pension Benefits
	U.S. Plans
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2010	2009	2010	2009
Service cost	$ 78	$ 140	$ 235	$ 423
Interest cost	3,222	3,242	9,666	9,725
Expected return on plan assets	(3,900)	(4,215)	(11,701)	(12,644)
Recognized net actuarial loss	444	351	1,333	1,053
Amortization of prior service cost	44	43	131	128
Net periodic benefit cost	$ (112)	$ (439)	$ (336)	$ (1,315)

	Pension Benefits
	Non-U.S. Plans
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2010	2009	2010	2009
Service cost	$ 31	$ 34	$ 97	$ 112
Interest cost	429	440	1,328	1,339
Expected return on plan assets	(372)	(399)	(1,151)	(1,199)
Recognized net actuarial loss	62	84	193	251
Amortization of prior service cost	(15)	(13)	(47)	(45)
Net periodic benefit cost	$ 135	$ 146	$ 420	$ 458

The Company expects to pay $0.6 million in required contributions to the plans during 2010, of which $0.0 million and $0.1 million were made during the three and nine months ended March 31, 2010, respectively.

9)

Income Taxes

The Company provides for income taxes during interim periods based on an estimate of the effective tax rate for the year. Discrete items and changes in the estimate of the annual effective tax rate are recorded in the period they occur.

The Company’s income tax provision for the three months ended March 31, 2010 was $1.6 million, or an effective rate of 25.3%, compared to a benefit of $3.3 million for the same period in the prior year.  The effective tax rate for the third quarter of 2010 reflects the impact of the reversal of income tax contingency reserves during the quarter. These reserves were determined to be no longer needed due to the expiration of the applicable statutes of limitations. The provision for the three months ended March 31, 2009 was impacted significantly by (i) the $21.3 million impairment for which only $1.3 of tax benefit could be realized as the goodwill had no tax basis and (ii) a discrete benefit totaling $1.7 million from the reversal of a deferred tax liability that was no longer required due to a change in the U.S. tax classification of one of the Company’s foreign entities.

The Company’s income tax provision for the nine months ended March 31, 2010 was $8.6 million, or an effective rate of 30.6%, compared to $0.4 million for the same period in the prior year.  The effective tax rate for the nine months ended March 31, 2010 reflects the impact of the reversal of income tax contingency reserves during the third quarter. These reserves were determined to be no longer needed due to the expiration of the applicable statutes of limitations.  The provision for the nine months ended March 31, 2009 was impacted significantly by the following discrete items (i) the $21.3 million impairment for which only $1.3 of tax benefit could be realized as the goodwill had no tax basis (ii) a benefit totaling $1.7 million from the reversal of the deferred tax liability that was no longer required due to a change in the U.S. tax classification of one of the Company’s foreign entities, (iii) a benefit of $0.6 million related primarily to the retroactive extension of the R&D (iv) a benefit related to the receipt of $1.1 million of nontaxable life insurance proceeds, as well as other minor adjustments.

10)

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Basic - Average shares outstanding	12,459	12,326	12,436	12,318
Effect of dilutive securities - Stock options and
unvested stock awards	213	-	188	-
Diluted - Average shares outstanding	12,672	12,326	12,624	12,318

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share.  No options to purchase common stock were excluded from the calculation of diluted earnings per share as anti-dilutive for the three and nine months ended March 31, 2010, respectively.  Options to purchase 106,497 and 30,624 shares of common stock were not included in the computation of diluted earnings per share for the three and nine months ended March 31, 2009, respectively, however, no dilution is presented due to the Company’s net loss for those periods.

78,900 and 58,800 performance stock units are excluded from the diluted earnings per share calculation as the performance criteria have not been met for the three and nine months ended March 31, 2010 and 2009, respectively.

11)

Comprehensive Income (Loss)

Total comprehensive income (loss) and its components for the three and nine months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net income (loss):	$ 4,601	$(18,225)	$20,337	$(11,082)
Other comprehensive gains (losses):
Amortization of unrealized pension and OPEB losses, net of tax	698	362	1,467	2,705
Foreign currency translation adjustment	(1,251)	(774)	1,430	(14,277)
Change in fair value of derivative instruments, net of tax	254	1,135	732	(1,499)
Comprehensive income (loss)	$ 4,302	$(17,502)	$23,966	$(24,153)

The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31,	June 30,
	2010	2009
Foreign currency translation adjustment	$ 10,332	$ 8,902
Unrealized pension losses, net of tax	(58,876)	(60,343)
Unrealized loss on derivative instruments, net of tax	(418)	(1,150)
Accumulated other comprehensive loss	$ (48,962)	$ (52,591)

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

During the fourth quarter of 2009, the Company evaluated its reporting segments and determined that the Engineering Technologies Group (formerly part of the Engineered Products Group) met the quantitative thresholds to be separately disclosed as a reportable segment.  Additionally, the Hydraulics Products Group no longer meets the thresholds, and is now aggregated with the Electronics operating segment and reported as Electronics and Hydraulics.  Amounts applicable to 2009 have been reclassified to conform to the new segment presentation.

Net sales and income (loss) from continuing operations by segment for the three and nine months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended March 31,
	Net Sales		Income from Operations
	2010	2009	2010	2009
Segment:
Food Service Equipment Group	$ 75,602	$ 74,119	$ 5,674	$ (15,640)
Air Distribution Products Group	11,333	11,657	(1,626)	(4,810)
Engraving Group	18,635	18,364	1,830	1,791
Engineering Technologies Group	15,797	13,870	4,775	2,693
Electronics and Hydraulics Group	14,044	12,960	1,490	103
Restructuring costs			(660)	(1,365)
Corporate			(4,738)	(2,717)
Sub-total	$135,411	$ 130,970	$ 6,745	$ (19,945)
Interest expense			(752)	(1,398)
Other non-operating income (expense)			224	(127)
Income (loss) from continuing operations before income taxes			$ 6,217	$ (21,470)

	Nine Months Ended March 31,
	Net Sales		Income from Operations
	2010	2009	2010	2009
Segment:
Food Service Equipment Group	$249,312	$ 263,822	$ 28,796	$ (691)
Air Distribution Products Group	38,729	55,012	(1,885)	511
Engraving Group	57,701	59,819	6,613	5,849
Engineering Technologies Group	42,815	39,500	10,046	6,407

Electronics and Hydraulics Group	37,816	49,022	3,051	3,359
Restructuring costs			(3,687)	(6,767)
Gain on sale of real estate			1,405	-
Corporate			(14,267)	(11,875)
Sub-total	$426,373	$ 467,175	$ 30,072	$ (3,207)
Interest expense			(2,486)	(4,877)
Other non-operating income			413	796
Income (loss) from continuing operations before income taxes			$ 27,999	$ (7,288)

Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Income (loss) from operations by segment excludes interest expense and other non-operating income (expense).

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

14) Restructuring

The Company has undertaken cost reduction and facility consolidation initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2010			2010

	Involuntary			Involuntary
	Employee			Employee
	Severance			Severance
	and Benefit			and Benefit
	Costs	Other	Total	Costs	Other	Total
Workforce Reduction	$ 262	$ -	$ 262	$ 859	$ -	$ 859
Consolidation of Global Manufacturing Footprint	$ 401	$ (3)	$ 398	$ 801	$ 2,027	$ 2,828
	$ 663	$ (3)	$ 660	$ 1,660	$ 2,027	$ 3,687

	2009			2009

Workforce Reduction	$ 503	$ -	$ 503	$ 1,193	$ -	$ 1,193
Consolidation of Global Manufacturing Footprint	$ 565	$ 297	$ 862	$ 1,338	$ 4,236	$ 5,574
	$ 1,068	$ 297	$ 1,365	$ 2,531	$ 4,236	$ 6,767

Workforce Reduction

In response to the recession taking place in the current macroeconomic environment and its impact on the Company, management reduced the number of salaried and indirect labor employees via workforce reductions. During 2009, the Company reduced its U.S.-based workforce by over 25%.  During 2010, the Company made additional reductions which primarily affected our international headcount.

Activity in the reserves for the Workforce Reduction is as follows (in thousands):

Involuntary
Employee
Severance
and Benefit
Costs
Restructuring Liabilities at June 30, 2009	$ 54
Additions	859
Payments	(747)
Restructuring Liabilities at March 31, 2010	$ 166

Consolidation of Global Manufacturing Footprint

As part of the Company’s ongoing effort to generate operational efficiencies and in response to downturn in certain markets served by the Company’s operating segments, the Company has closed or is in the process of closing several of its manufacturing facilities and consolidating production.  These costs are composed primarily of severance, other termination benefits, and expenses associated with the relocation of the plants’ production capacities to other facilities.  Activities related to the most recent of these closures are currently in progress, and were largely completed during the first half of 2010.  The liabilities associated with this initiative are expected to be paid though 2011.

Additionally, during the first nine months of 2010, the Company recorded a net realizable value reduction of $0.8 million ($0.5 million net of tax) related to the sale of the former Bakers Pride facility in New Rochelle, New York, which was completed in the second quarter of 2010, and a $0.5 million ($0.3 million net of tax) net realizable value reduction related to the Air Distribution Products facility in Bartonville, Illinois, which is currently classified as an asset held for sale by the Company.  These reductions were offset by a gain of $0.5 million from the sale of a recently consolidated Engraving Group facility in Europe.

Activity in the reserves related to optimization of the Company’s manufacturing locations is as follows (in thousands):

	Involuntary
	Employee
	Severance
	and Benefit
	Costs	Other	Total
Restructuring Liabilities at June 30, 2009	$ 293	$ 3,461	$ 3,754
Additions	801	1,104	1,905
Payments	(787)	(912)	(1,699)
Restructuring Liabilities at March 31, 2010	$ 307	$ 3,653	$ 3,960

The Company’s total restructuring expenses by segment are as follows (in thousands):

Three Months Ended March 31,	Nine Months Ended March 31,
2010	2010

Involuntary	Involuntary
Employee	Employee
Severance	Severance

	and Benefit			and Benefit
	Costs	Other	Total	Costs	Other	Total
Food Service Equipment Group	$ 185	$ 303	$ 488	$ 504	$ 1,706	$ 2,210
Air Distribution Products Group	102	104	206	106	651	757
Engraving Group	329	(414)	(85)	914	(334)	580
Electronics and Hydraulics	9	4	13	49	4	53
Corporate	38	-	38	87	-	87
Total expense	$ 663	$ (3)	$ 660	$ 1,660	$ 2,027	$ 3,687

	2009			2009
Food Service Equipment Group	$ 392	$ 149	$ 541	$ 832	$ 149	$ 981
Air Distribution Products Group	$ 182	$ 85	267	$ 914	$ 3,769	4,683
Engraving Group	231	(4)	227	366	251	617
Electronics and Hydrualics Group	233	67	300	264	67	331
Corporate	30	-	30	155	-	155
Total expense	$ 1,068	$ 297	$ 1,365	$ 2,531	$ 4,236	$ 6,767

15)

Discontinued Operations

As discussed in Note 12 - Contingencies, the Company recorded $2.5 million ($1.6 million net of tax) during the first nine months of 2010 related to the recovery of costs previously incurred in carrying out environmental remediation efforts at the former location of the Club Products and Monarch Aluminum divisions

During the nine months ended March 31, 2009, the Company recorded expenses of $2.0 million ($1.3 million net of tax) related to this matter.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Quarterly Report on Form 10-Q that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” "may," “will,” “expect," "believe," "estimate," "anticipate," ”intends,” "continue," or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company’s business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired.  These factors include, but are not limited to conditions in the financial and banking markets, general and international recessionary economic conditions, including the impact, length and degree of the current recessionary conditions on the customers and markets we serve and more specifically conditions in the automotive, aerospace, energy, housing and general transportation markets, lower-cost competition, the relative mix of products which impact margins and operating efficiencies, both domestic and foreign, in certain of our businesses, the impact of higher raw material and component costs, particularly steel, petroleum based products and refrigeration components,  an inability to realize the expected cost savings from effective completion of plant consolidations, cost reduction efforts, productivity enhancements and the implementation of lean enterprise manufacturing techniques, and the inability to achieve business synergies contemplated by the Company.  In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

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

Since the beginning of 2009, we have focused on reducing our cost structure through company-wide headcount reductions, plant consolidations, procurement savings, and improved productivity in all aspects of our operations.  These cost reduction efforts have allowed the Company to report profit margin improvements over the past four fiscal quarters despite substantial year over year sales declines.  The cost reduction initiatives that were completed in 2009 will deliver a total of $36 million in annualized savings.  Approximately $15.5 million of this total savings was realized in 2009 and an additional $20.5 million will be realized in 2010.  Further restructuring initiatives being implemented in 2010 are expected to yield annual savings of approximately $4 million upon full implementation.  We will continue to focus on identifying and implementing further restructuring and cost reduction actions through fiscal 2010.

In addition to the focus on cost reductions, we have also moved aggressively to reduce debt and improve the Company’s liquidity through improved working capital management, repatriation of foreign cash, reductions in capital expenditures, sale of excess land and buildings and a reduction in our dividend. In the past year, we have generated cash flow from operations of $42.8 million which has allowed us to reduce our debt by approximately $44.8 million.  Further, we retired substantially all of our private placement debt during 2009.  Our net debt to capital ratio improved from 33.2% on March 31, 2009 to 20.7% as of March 31, 2010.

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

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollar amounts in thousands)	2010	2009	2010	2009
Net sales	$ 135,411	$130,970	$ 426,373	$467,175
Gross profit margin	30.5%	24.4%	31.7%	28.8%
Income (loss) from operations	6,745	(19,945)	30,072	(3,207)
Backlog as of March 31	92,568	95,588	92,568	95,588

Net Sales
	Three Months Ended	Nine Months Ended
(In thousands)	March 31, 2010	March 31, 2010
Net sales, prior period	$ 130,970	$ 467,175
Components of change in sales:
Effect of exchange rates	2,201	2,055
Organic sales change	2,240	(42,857)
Net sales, current period	$ 135,411	$ 426,373

Net sales for the third quarter of 2010 increased $4.4 million, or 3.4%, when compared to the same period of 2009.  This change was due to organic sales increases of $2.2 million, or 1.7% and an additional $2.2 million of favorable foreign exchange.  Sales increased across all segments except the ADP Group, which is heavily dependent on new residential construction.  The Engineering Technologies and Electronics and Hydraulics Groups showed the strongest quarterly increases in sales.

Net sales for the nine months ended March 31, 2010 decreased $40.8 million, or 8.7% compared to the first nine months of last year driven by recession-related organic sales losses, offset slightly by favorable foreign exchange.  This decrease was across all segments except for the Engineering Technologies Group, where our aerospace and energy sector customers have been less susceptible to recent recessionary conditions.  A further discussion by segment follows.

Gross Profit Margin

Our gross profit margin increased to 30.5% for the third quarter of 2010 versus 24.4% in the same quarter of last year.  In the prior year quarter, results were negatively impacted by sales volume declines which outpaced reductions in manufacturing costs.  Additionally, the ADP Group had a $3.5 million write-down of inventory during 2009 that negatively impacted margins.  As the result of the cost reduction initiatives which we have implemented over the past 12 months, our gross profit margins have increased across all groups.  For the nine-month period, gross profit margin increased from 28.8% to 31.7% as the result of our cost reduction efforts.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses for the third quarter of 2010 were $33.9 million, up from $29.2 million reported for the same period a year ago.  The prior year third quarter included the reversal of $3.6 million of bonus and stock compensation expense; excluding this accrual reversal, expenses were roughly flat. For the nine months ended March 31, 2010, SG&A expenses decreased from $109.8 million to $102.9 million.  Excluding the impact of the aforementioned expense reversal, SG&A expenses decreased $10.5 million compared to the first three quarters of 2009.  This decrease reflects the positive impact of cost reduction measures implemented during 2009, primarily driven by headcount reductions.

Income from Operations

Income from operations for the third quarter of 2010 was $6.7 million, compared to a loss of $19.9 million reported for the same period a year ago, which included a $21.3 million charge for impairment of goodwill and intangible assets.  Excluding the impact of these charges, income from operations increased $5.3 million over the prior year quarter.  The increase to operating income was driven primarily by cost reduction efforts achieved through headcount reductions, plant consolidations, procurement savings, manufacturing efficiencies, and other cost reduction efforts.  Income from operations in 2009 also benefitted from the aforementioned reversal of stock compensation and bonus expense during the quarter.

For the nine months ended March 31, 2010, income from operations increased $33.3 million from the prior year.  Operating income for 2010 was positively impacted by a $1.4 million gain recorded by the Company on the sale of its corporate headquarters building during the second quarter, whereas the prior year period was impacted by the aforementioned impairment.  Excluding period gains and losses for goodwill impairment and the building sale, income from operations increased $10.5 million, or 58.1%.  This increase once again reflects the positive effect of our cost reduction initiatives.

Interest Expense

Interest expense for the third quarter of 2010 decreased $0.6 million, or 46.2%, to $0.8 million.  For the first nine months of the year, interest expense decreased 49.0% from $4.9 million to $2.5 million.  These decreases are due to lower overall borrowings on the Company’s revolving credit facility and a lower effective aggregate interest rate.   The lower interest rate was due to the retirement of substantially all of our private placement debt during 2009.

Other Non-Operating Income (Expense)

Other non-operating income for the quarter totaled $0.2 million compared to prior period expense of $0.1 million.  Year-to-date, other non-operating income was $0.4 million.  Compared to 2009 income of $0.8 million, the year-over-year change reflects a benefit of $1.1 million in the first quarter of 2009, when the Company recorded a gain on its portion of proceeds from a life insurance policy triggered by the death of a former executive.

Income Taxes

Our income tax provision for the three months ended March 31, 2010 was $1.6 million, or an effective rate of 25.3%, compared to a benefit of $3.3 million for the same period in the prior year.  The effective tax rate for the third quarter of 2010 reflects the impact of the reversal of income tax contingency reserves during the quarter. These reserves were determined to be no longer needed due to the expiration of the applicable statutes of limitations. The provision for the three months ended March 31, 2009 was impacted significantly by (i) the $21.3 million impairment for which only $1.3 of tax benefit could be realized as the goodwill had no tax basis and (ii) a discrete benefit totaling $1.7 million from the reversal of a deferred tax liability that was no longer required due to a change in the U.S. tax classification of one of our foreign entities.

Our income tax provision for the nine months ended March 31, 2010 was $8.6 million, or an effective rate of 30.6%, compared to $0.4 million for the same period in the prior year.  The effective tax rate for the nine months ended March 31, 2010 reflects the impact of the reversal of income tax contingency reserves during the third quarter. These reserves were determined to be no longer needed due to the expiration of the applicable statutes of limitations.  The provision for the nine months ended March 31, 2009 was impacted significantly by the following discrete items (i) the $21.3 million impairment for which only $1.3 of tax benefit could be realized as the goodwill had no tax basis (ii) a benefit totaling $1.7 million from the reversal of the deferred tax liability that was no longer required due to a change in the U.S. tax classification of one of our foreign entities, (iii) a benefit of $0.6 million related primarily to the retroactive extension of the R&D (iv) a benefit related to the receipt of $1.1 million of nontaxable life insurance proceeds, as well as other minor adjustments.

Backlog

Backlog at March 31, 2010 decreased $3.0 million, or 3.2%, compared to March 31, 2009.  The overall decrease is attributable to reduced activity levels experienced in the current macroeconomic environment.

Segment Analysis

Food Service Equipment Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
	2010	2009	Change	2010	2009	Change
Sales	$75,602	$74,119	2.0%	$249,312	$263,822	-5.5%
Income (loss) from operations	5,674	(15,640)	-136.3%	28,796	(691)	-4267.3%
Operating income margin	7.5%	-21.1%		11.6%	-0.3%

Net sales in the third quarter of fiscal 2010 increased $1.5 million, or 2.0%, from the same period one year earlier.  The effects of foreign exchange rates accounted for approximately $0.6 million increase in sales.  Excluding the foreign exchange rate impact, sales increased $0.9 million, or 1.2%, when compared with the same period one year earlier.  The increase in sales reflected stabilization in the majority of the Food Service Equipment market segments Standex serves.  The majority of the sales growth came from the Cooking Solutions side of the business, which increased nearly 10%. Although softness in new construction in the restaurant industry continues to put downward pressure on the market, we believe the Group has grown market share as the result of increased penetration into distribution channels and chain accounts.

Net sales in the nine months ended March 31, 2010 decreased $14.5 million, or 5.5%, from the same period one year earlier.  The largest portion of the sales decline was in our Refrigeration Solutions businesses (walk-in cooler and refrigerated cabinets) generally due to reduced volume at several large chain accounts which was partially offset by market share gains.  Our Cooking Solutions and Custom Solutions businesses experienced a lesser decline as growth in the third quarter began to overcome the sales declines experienced in the first and second quarters.

Income from operations for the third quarter of 2010 was $5.7 million, up $21.3 million from the same period last year. The prior year third quarter included a $21.3 million impairment of goodwill and intangible assets related to our 2007 acquisition of the American Associated Industries (AAI) operating unit.   Also included in the prior year were favorable adjustments of $2.0 million for reversals of bonus and stock compensation expense and the reversal of accruals for calendar year 2008 customer rebates that were not earned due to the recession-induced drop-off in sales.  Excluding these items, the group’s third quarter income from operations increased 54.5% over the prior year quarter.  This increase is attributable to year-over-year volume increases along with cost reductions due to facility consolidations, staffing reductions, supply chain cost reductions and labor productivity increases, which were partially offset by market pricing pressures.

Income from operations for the first three quarters of 2010 increased $29.5 million when compared to the same period one year earlier.  Excluding the aforementioned $19.3 million of impairment and accrual reversals in 2009, YTD income from operations increased $10.2 million, or 54.5%.   The profitability increase was the result of aggressive cost reduction actions across the business during the past year, including headcount reductions, closure of two facilities and the transfer of production to our low cost manufacturing site in Nogales, Mexico, supply chain cost reductions and labor productivity increases.  The consolidation of our New Rochelle, NY and Dallas, TX manufacturing facilities into our Mexico and Cheyenne facilities have proceeded on schedule with minimal disruption and have provided a year-over-year benefit to profitability.

Air Distribution Products Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
	2010	2009	Change	2010	2009	Change
Sales	$11,333	$11,657	-2.8%	$38,729	$55,012	-29.6%
Income (loss) from operations	(1,626)	(4,810)	-66.2%	(1,885)	511	-468.9%
Operating income margin	-14.3%	-41.3%		-4.9%	0.9%

Standex evaluates the available market for ADP by monitoring new housing start data, published monthly by the U.S. Department of Housing and Urban Development. Sales to the Group’s customers typically lag new home starts by three to four months, so we use housing start data over a three-month period ending four months prior to the end of the current quarter to assess sales performance in the current quarter.  Housing starts over the measurement period were 24.6% lower than in the same period a year ago. ADP’s unit volume in the current quarter was higher by 13.4% from the same quarter one year earlier. ADP continues to pursue market share gains through its traditional wholesaler channels by expanding its sales force, focusing on under-penetrated markets, and by emphasizing our ability to service nationwide wholesalers and large “do-it-yourself” retailers through our network of factory locations. In addition, new sales initiatives deployed in the second quarter of 2010 continue to provide ADP with increasing volume through its current group of core customers.  ADP’s initiatives have resulted in market share gains; however, the additional sales volume resulting from these efforts has not been sufficient to offset downward pricing pressure.  During the third quarter, we also relocated one of our manufacturing facilities from Mississippi to a vacant Food Service Equipment Group facility in Dallas, Texas.  Historically, 35% of all housing starts occur in Texas and Oklahoma, and we expect this relocation to positively impact our market penetration in the region.

Sales for the ADP Group in the third fiscal quarter of 2010 declined a total of $0.3 million from 2009 levels, a 2.8% reduction. The change in sales was a combined result of lower year over year selling prices and increased sales volume. Lower metal costs resulted in downward pricing pressure from our customers and continued declines in housing starts have reduced the available market. Partially offsetting these factors were increased market share and the continued rollout of a new adjacent product line, flex duct.

Net sales for the nine months ending March 31, 2010 declined 29.6% or $16.3 million, as pricing declined 19.3% and sales unit volume was lower by 11.1%. Nationwide housing starts for the nine-month period ending four months prior to the nine months ended March 31, 2010 declined by 38.3% from the same nine-month period one year earlier.

The ADP segment recorded a loss of $1.6 million, a $3.2 million improvement from the third quarter of 2009, during which ADP recorded a one time $3.5 million adjustment to inventory due to a decline in metal prices. Cost reduction initiatives reduced ADP’s hourly headcount by 18% and salaried headcount by 25% when compared to the same period one year earlier. These improvements were partially offset by downward pricing pressure in the market place as competition for available business remains fierce.

Operating income for the nine months ended March 31, 2010 decreased $2.4 million to a loss of $1.9 million as compared to the same period one year earlier due to downward pricing pressure and lower sales volume. Significant manufacturing and SG&A cost reduction measures, including decreases in the hourly and salaried workforces and improved management of workers compensation costs, partially offset price decreases. These measures decreased manufacturing and SG&A expenses by approximately $2.5 million for the nine months ended March 31, 2010 as compared to the same period one year earlier.

Engraving Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
	2010	2009	Change	2010	2009	Change
Sales	$ 18,635	$ 18,364	1.5%	$57,701	$59,819	-3.5%
Income from operations	1,830	1,791	2.2%	6,613	5,849	13.1%
Operating income margin	9.8%	9.8%		11.5%	9.8%

Net sales in the third quarter increased by $0.3 million, or 1.5%, when compared to the same quarter in the prior year.  Excluding favorable foreign exchange of $1.1 million, sales decreased 4.4% compared to the prior year quarter, which was driven by decreased sales in the Roll, Plate and Machinery markets as a result of continued downturn in the construction markets and minimal capital spending from machinery customers.  A world-wide increase in mold texturizing for our automotive OEM customers and continued growth in our Innovent business helped to partially offset these decreased sales.

Net sales for the nine months ended March 31, 2010 decreased by $2.1 million, or 3.5%, when compared to the first nine months of the prior fiscal year.  The overall net decrease is attributable to decreased sales in the Roll, Plate and Machinery on similar factors as the quarter, along with program delays in world-wide mold texturizing from automotive OEM platform work that did not begin to release until the third quarter.  Continued growth in our Innovent business helped to partially offset these decreases.

Income from operations for the quarter ended March 31, 2010 was flat when compared to the same quarter last year.  Excluding the impact of favorable adjustments of $0.4 million for reversals of bonus and stock compensation expense in 2009, operating income increased 32.0% over the prior year quarter.  While sales net of foreign exchange are down from the prior year quarter, the effect on income from operations was offset by aggressive cost reduction and restructuring efforts that took place in previous quarters, including the restructuring of our European operations this year.

Income from operations in the first nine months of 2010 increased by $0.8 million, or 13.1%, when compared to the first nine months of the prior fiscal year.  Even with sales declines of 3.5%, aggressive action in reducing costs and consolidating factories improved operating income performance for all segments of the business.

Engineering Technologies Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
	2010	2009	Change	2010	2009	Change
Sales	$15,797	$13,870	13.9%	$42,815	$39,500	8.4%
Income from operations	4,775	2,693	77.3%	10,046	6,407	56.8%
Operating income margin	30.2%	19.4%		23.5%	16.2%

Net sales for the three months ended March 31, 2010 increased by $1.9 million, or 13.9%, when compared with the same period in 2009. Spincraft continued to experience good demand across its energy, aviation and aerospace end-user markets. In addition, the final shipments were made to complete the Teledyne Brown/NASA contract, which positively impacted both the top and bottom lines for the quarter.

Net sales in the first nine months of this fiscal year increased $3.3 million or 8.4%, when compared to the same period one year earlier.  The growth is primarily the result of strong demand across our aerospace sector.

Income from operations in the third quarter of 2010 increased by $2.1 million, or 77.3%, when compared to the same quarter in 2009. The increase was primarily due to growth in the aerospace sector, favorable product mix, cost cutting initiatives, and improved manufacturing efficiencies.

For the nine month period ending March 31, 2010, income from operations increased $3.6 million, or 56.8%, when compared to the same nine month period one year earlier.  This increase was driven by the aforementioned growth, improved manufacturing performance and cost reduction initiatives.

Electronics and Hydraulics Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
	2010	2009	Change	2010	2009	Change
Sales	$14,044	$12,960	8.4%	$37,816	$49,022	-22.9%
Income from operations	1,490	103	1346.6%	3,051	3,359	-9.2%
Operating income margin	10.6%	0.8%		8.1%	6.9%

Sales for the Group increased $1.1 million or 8.4% in the third quarter of 2010 when compared to 2009.  The increase at the Electronics unit is due to broad based improved market conditions in the automotive, medical, aerospace and industrial markets. The reed switch product line continues to be a strong point, with quarter-over-quarter sales up over 50%.  The decrease for the Hydraulics unit was due to continued depressed conditions in the domestic and international dump truck/dump trailer markets, which are currently plagued by a high inventory in the used equipment market and a lack of credit availability for customers.

For the nine months ended March 31, 2010, sales decreased $11.2 million, or 22.9% from the same period last year due to the global economic downturn, which created a difficult year-over-year comparison on the relative strength of first half 2009 sales. The Hydraulics unit continued to exhibit declines due to the aforementioned factors.

Income from operations during the third quarter increased $1.4 million compared to the same period last year. At the Electronics unit, aggressive cost reduction measures and plant closures combined with favorable volume drove the improvement.  Cost reductions included the closure of our New York Electronics facility during the first quarter, with the business relocated to our Cincinnati facility.  While sales declines have continued at the Hydraulics unit, operating income improved over the prior year quarter due to the impact of cost reduction initiatives, including a facility closure and a 50% headcount reduction.

For the nine months ended March 31, 2010, income from operations decreased $0.3 million, or 9.2%. This reflects the aforementioned decrease in sales and realignment of our cost structure during the first half of the year, as offset by a positive third quarter.

Corporate and Other

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
	2010	2009	Change	2010	2009	Change
Income (loss) from operations:

Corporate	$(4,738)	$(2,717)	74.4%	$(14,267)	$(11,875)	20.1%
Gain on sale of real estate	-	-	N/A	1,405	-	N/A
Restructuring	$ (660)	$(1,365)	-51.6%	$ (3,687)	$ (6,767)	-45.5%

Corporate expenses of approximately $4.7 million in the third quarter of 2010 increased $2.0 million, or 74.4%, compared to 2009.  The prior year results reflect a reversal of $1.0 million in accruals related to bonuses and stock-based compensation during the prior year quarter.  Excluding the bonus reversal, corporate expenses have increased $1.1 million compared to the prior year quarter, largely due to increased costs for group medical insurance and the reinstatement of various compensation programs.  For the nine months ended March 31, 2010, corporate expenses increased $2.4 million due to the aforementioned factors offset by headcount reductions and other cost reduction measures taken since the beginning of 2009.

During the second quarter of 2010, we sold our corporate headquarters facility in Salem, New Hampshire, and entered into a lease agreement for a facility in Salem which is more than 50% smaller and more suited to our current operational needs.  The Company recorded a gain of $1.4 million on the transaction during the period.

During the third quarter of 2010, the Company incurred restructuring charges of $0.7 million.  These charges (gains) consisted primarily of $0.5 million related to the closure of Food Service Equipment Group facility in Dallas, ($0.1) million for a facility closure and headcount reductions in our European Engraving Group operations, which generated a gain on the sale of the facility, and $0.2 million related to a facility move in the ADP Group.  For the nine months ended March 31, 2010, restructuring charges of $3.7 million were driven primarily by $2.2 million related to the aforementioned Food Service Equipment Group closures.

Since the beginning of 2009, we have eliminated in excess of 300 or approximately 24% of salaried and indirect labor positions across the company in response to the global macroeconomic recession.  The Company recorded $0.5 million and $1.2 million of pre-tax restructuring expense related to this initiative during the three and nine months ended March 31, 2009, respectively.  Also during the prior year period, the Company announced the consolidation of four facilities.  The Company recorded a $4.1 million pre-tax expense related to the closure of the Bartonville ADP facility in the first quarter of 2009, and $0.9 million of expense related to closures of facilities in the Food Service Equipment Group, Engraving Group, and Electronics and Hydraulics Group during the third quarter of 2009.

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

Liquidity and Capital Resources

Cash flows provided by operations for the nine months ended March 31, 2010, were $29.2 million compared to $25.9 million for the same period last year.  Contributing to the inflows was an increase in income from continuing operations of $27.1 million, as offset by higher non-cash charges for restructuring and impairment charges of $21.3 million in the prior year period.  Additionally, the gain on sale of our corporate headquarters, the sale of the former Bakers Pride facility in New York, and the sale of an Engraving Group facility in Europe, contributed to the generation of $5.8 million of cash flow from investing activities.  During the nine months ended March 31, 2010, we used $31.6 million of cash for financing activities.  We paid dividends of $1.8 million and made net repayments of debt of $29.5 million during the period.

Our customer base in the food service equipment, automotive, U. S. residential housing and general industrial sectors have all experienced difficult recessionary market conditions.  These recessionary trends have led to a reduction in our sales volume.  To offset the impact of the reduced sales volume, management has implemented extensive cost reduction and cash management initiatives that will save the Company in excess of $40 million annually.  In addition, we have reduced our level of capital expenditures and emphasized working capital management. With respect to this effort, we have improved our working capital turns from 5.1 at March 31, 2009 to 5.3 at March 31, 2010.  We also increased inventory turns from 4.3 to 5.0 as compared to March 31, 2009.

We have in place a five year, $150 million unsecured revolving credit facility (the “facility”) with seven participating banks which originated in September 2007.  The Company also has an optional $75 million accordion feature under the facility.   Funds available under the facility may be used for general corporate purposes or to provide financing for acquisitions.  Borrowings under the agreement bear interest at a rate equal to LIBOR plus an applicable percentage based on our consolidated leverage ratio, as defined by the agreement.  As of March 31, 2010, the effective rate of interest for outstanding borrowings under the facility was 4.27%.  We are required to pay an annual fee of 0.1% on the maximum credit line.

The Company has undertaken several initiatives to generate cash and reduce debt, including reductions in capital expenditures, improved working capital management, repatriation of foreign cash and a reduction in our dividend.  These initiatives have resulted in a funded debt reduction in the past year of almost $45 million, as we retired substantially all of our private placement debt during 2009 and utilized additional operating cash flow toward paying down our revolver.  During the period, we further increased our liquidity and repaid additional debt of $29.5 million under our facility so that as of March 31, 2010, we had borrowings of $61.5 million.  We believe that the remaining $88.5 million available under the facility and the improved operating cash flow resulting from our various initiatives provides us with sufficient liquidity to meet our needs.

Our funded debt agreements contain certain customary affirmative and negative covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes (“EBIT”) to interest expense for the trailing twelve months of at least 3:1. EBIT is defined in the revolving credit facility to specifically exclude extraordinary and other non-recurring items such as non-cash restructuring charges and goodwill impairment. At March 31, 2010, the Company’s Interest Coverage Ratio was 9.46:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month EBITDA, defined as EBIT plus Depreciation and Amortization, may not exceed 3.5:1. At March 31, 2010, the Company’s Leverage Ratio was 1.2:1.

Consolidated Net Worth – The Company is required to maintain a Consolidated Net Worth of at least $163.7 million plus 50% of cumulative net income since the inception of the agreement. Consolidated Net Worth is defined as the Company’s net worth as adjusted for unfunded pension liabilities (not to exceed $40 million) and certain foreign exchange gains and losses.  At March 31, 2010, the Company’s Consolidated Net Worth was $230.9 million, $21.9 million greater than the required amount of $209.0 million.

Our primary cash requirements in addition to day-to-day operating needs include interest and mandatory principal payments, capital expenditures, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect to spend between $2.0 million and $2.5 million on capital expenditures during the remainder of 2010, and expect that depreciation and amortization expense for the year will be approximately $12.0 million and $2.5 million, respectively.

In July 2008, we entered into a series of swap agreements with one and two year terms effectively converting interest payments on our long-term debt from variable to fixed rates.  The one-year swaps matured during the first quarter of 2010.  Under the remaining two-year swaps, we have converted interest payments on $60.0 million of debt due under the facility from variable rates based on LIBOR to a weighted average effective rate of 3.89% based on our leverage ratio at March 31, 2010.

The following table sets forth our capitalization at March 31, 2010 and June 30, 2009:

	March 31,	June 30,
	2010	2009
Long-term debt	64,800	94,300
Less cash and cash equivalents	12,403	8,984
Net debt	52,397	85,316
Stockholders' equity	201,203	176,286
Total capitalization	$ 253,600	$ 261,602

We sponsor a number of defined benefit and defined contribution retirement plans.  We have evaluated the current and long-term cash requirements of these plans.  Our operating cash flows from continuing operations are expected to be sufficient to cover required contributions under ERISA and other governing regulations.  During the third quarter of 2009, the Company announced that it would suspend employer matching contributions to its 401(k) plans, with the exception of obligations under collective bargaining agreements.  The Company has subsequently resumed these contributions at the beginning of calendar year 2010.

The Company’s pension plan for U.S. salaried employees was frozen as of January 2008.  The fair value of the Company's U.S. pension plan assets was $166.7 million at March 31, 2010, as compared to $149.7 million at the most recent measurement date, which occurred as of June 30, 2009.  The next measurement date to determine plan assets and benefit obligations will be on June 30, 2010.  Plan asset values at the next measurement date may not exceed benefit obligations and the plan may or may not require additional future contributions.

We have an insurance program in place to fund supplemental retirement income benefits for certain retired executives.  Current executives and new hires are not eligible for this program.  At March 31, 2010, the underlying policies have a cash surrender value of $16.8 million, less policy loans of $10.5 million.  As we have the legal right of offset, these amounts are reported net on our balance sheet.  The aggregate present value of future obligations was approximately $1.1 million and $1.4 million at March 31, 2010 and June 30, 2009, respectively.

In 2006, the Company disposed of a retail chain operation, Berean Christian Bookstores, but remained the guarantor on storefront leases assigned to the purchaser.  During June 2009, the Berean business filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code (“The Code”).  The Berean assets were subsequently resold under Section 363 of the Code.  The new owners of the Berean business have negotiated lower lease rates and extended lease terms at certain of the leased locations.  We remain a guarantor on these leases, but at the renegotiated rates and only through the original term of the leases.  The aggregate amount of these guarantees is $4.8 million at March 31, 2010.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At March 31, 2010, the collective fair value of the Company’s open foreign exchange contracts was not material.

Our primary translation risk is with the Euro, British Pound Sterling (Pound), Canadian Dollar, Mexican Peso, Australian Dollar and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any of these foreign currencies to the U.S. Dollar at March 31, 2010, would not result in a material change in our operations, financial position, or cash flows.  We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we use interest rate swap agreements to modify our exposure to interest rate movements.  In July 2008, we entered into a series of swap agreements with one and two year terms effectively converting interest payments on our long-term debt from variable to fixed rates.  The one-year swaps matured during the first quarter of 2010.  Under the remaining two-year swaps, we have converted interest payments on $60.0 million of debt due under the facility from variable rates based on LIBOR to a weighted average effective rate of 3.89% based on our effective leverage ratio at March 31, 2010.  Due to the impact of the swaps, an increase in interest rates would not materially impact our interest expense for the three and nine months ended March 31, 2010.

The Company’s effective rate on variable-rate borrowings under the revolving credit agreement increased from 4.11% at June 30, 2009 to 4.27% at March 31, 2010.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of March 31, 2010, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.  CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, the Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is  (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Further, there was no change in the internal controls over financial reporting during the quarterly period ended March 31, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended March 31, 2010
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - January 31, 2010	387	$ 20.15	387	661,928

February 1 - February 28, 2010	475	24.26	475	661,453

March 1 - March 31, 2010	3,339	26.01	3,339	658,114

Total	4,201	$ 25.27	4,201	658,114

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

STANDEX INTERNATIONAL CORPORATION

Date:	April 29, 2010	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/CFO/Treasurer
(Principal Financial & Accounting Officer)

Date:	April 29, 2010	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer