Form 10-K
period 2010-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2010-08-27
CIK 310354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010	Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its Charter)

DELAWARE	31-0596149
(State of incorporation)	(I.R.S. Employer Identification No.)

11 KEEWAYDIN DRIVE, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

(603) 893-9701
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $1.50 Per Share	New York Stock Exchange

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

YES [   ]     NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at the close of business on December 31, 2009 was approximately $250,000,000.  Registrant’s closing price as reported on the New York Stock Exchange for December 31, 2009 was $20.09 per share.

The number of shares of Registrant's Common Stock outstanding on August 23, 2010 was 12,472,648

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report.

Forward Looking Statement

Statements contained in this Annual Report on Form 10-K that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” "may," “will,” “expect," "believe," "estimate," "anticipate," ”intends,” "continue," or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company’s business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired.  These factors include, but are not limited to conditions in the financial and banking markets, including fluctuations in the exchange rates and the inability to repatriate foreign cash, general and international recessionary economic conditions, including the impact, length and degree of the current recessionary conditions on the customers and markets we serve and more specifically conditions in the food service equipment, automotive, construction, aerospace, energy, housing transportation and general industrial markets, lower-cost competition, the relative mix of products which impact margins and operating efficiencies, both domestic and foreign, in certain of our businesses, the impact of higher raw material and component costs, particularly steel, petroleum based products and refrigeration components,  an inability to realize the expected cost savings from restructuring activities, effective completion of plant consolidations, cost reduction efforts, including procurement savings and productivity enhancements, capital management improvements, strategic capital expenditures, and  the implementation of lean enterprise manufacturing techniques, the inability to achieve the savings expected from the sourcing of raw materials from and diversification efforts in emerging markets  and the inability to achieve synergies contemplated by the Company.  Other factors that could impact the Company include changes to future pension funding requirements and the failure by the purchaser of our former Berean bookstore chain to satisfy its obligations under those leases where the Company remains an obligor.  In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

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

•

It is our objective to grow larger and more profitable business units through both organic initiatives and acquisitions.  On an ongoing basis we identify and implement organic growth initiatives such as new product development, geographic expansion, introduction of products and technologies into new markets and applications and leveraging of sales synergies between business units, key accounts and strategic sales channel partners.  Also, we utilize strategically aligned or “bolt on” acquisitions to create both sales and cost synergies with our core business platforms to accelerate their growth and margin improvement.  There is a particular focus on identifying and investing in opportunities to increase the global presence and capabilities of our businesses.  From time to time we have divested businesses that we felt were not strategic or did not meet our growth and return expectations.

•

Our focus is on the growth and development of businesses that provide customer solutions or engineered products that provide higher levels of value add to our customers.  These types of businesses generally demonstrate the ability to sustain sales and profit growth over time and provide superior operating margins to enhance shareholder returns.

•

We have a focus on operational excellence through the continuous improvement in the cost structure of our businesses and in management of working capital.  We recognize that our businesses are competing in a global economy that requires that we constantly strive to improve our competitive position.  We have deployed a number of management competencies including lean enterprise, the use of low cost manufacturing facilities in countries such as Mexico and China, the consolidation of manufacturing facilities to achieve economies of scale and leveraging of fixed infrastructure costs, alternate sourcing to achieve procurement cost reductions, and capital improvements to increase shop floor productivity, which drives improvements in the cost structure of our business units.  Further, we have made a priority of improving the utilization and efficiency in the investment of working capital in our business units.

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

Patents and Trademarks

We hold approximately 70 United States patents and patents pending covering processes, methods and devices and approximately 52 United States trademarks.  Many counterparts of these patents have also been registered in various foreign countries.  In addition, we have various foreign registered and common law trademarks.

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

Customers

Our business is not dependent upon a single customer or very few customers, the loss of any one of which would have a material adverse effect on our operations.  No customer accounted for more than 5% of our consolidated revenue in fiscal 2010 or any of the years presented.

Working Capital

Our primary source of working capital is the cash generated from continuing operations.  No segments require any special working capital needs outside of the normal course of business.

Backlog

Backlog orders believed to be firm at June 30, 2010 and 2009 are as follows (in thousands):

	2010	2009
Food Service Equipment	$37,009	$37,523

Air Distribution Products	898	726
Engraving	10,308	11,543
Engineering Technologies	51,844	65,261
Electronics and Hydraulics	15,825	9,290
Total	115,884	124,343
Net realizable beyond one year	16,415	28,008
Net realizable within one year	$99,469	$96,335

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

International Operations

Substantially all of our international operations are included in the Food Service Equipment, Engraving Group, and Electronics and Hydraulics Products business segments.  International operations are conducted at 26 locations, in Europe, Canada, China, India, Singapore, Australia, Mexico and Brazil.  See the Notes to Consolidated Financial Statements for international operations financial data.  Our international operations contributed approximately 15% of operating revenues in 2010 and 13% in 2009.  International operations are subject to certain inherent risks in connection with the conduct of business in foreign countries including, exchange controls, price controls, limitations on participation in local enterprises, nationalizations, expropriation and other governmental action and changes in currency exchange rates.

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

Financial Information about Geographic Areas

Information regarding revenues from external customers attributed to: the United States, all foreign countries and any individual foreign country, if material, is contained in the Notes to Consolidated Financial Statements for “Industry Segment Information.”

Number of Employees

As of June 30, 2010, we employed approximately 3,800 employees of which approximately 2,200 were in the United States.  About 500 of our U.S. employees were represented by unions.  Approximately 39% of our workforce is situated in low-cost manufacturing regions such as Mexico and Asia.

Executive Officers of Standex

The executive officers of the Company as of June 30, 2010 were as follows:

Name	Age	Principal Occupation During the Past Five Years

Roger L. Fix	57	Chief Executive Officer of the Company since January 2003; President of the Company since December 2001
Thomas D. DeByle	50

Vice President, Chief Financial Officer, and Treasurer of the Company since March 2008; Vice President of Finance and Chief Financial Officer of Bobcat Company Doosan Infracore November 2007 – March 2008 due to the divestiture of the Compact Equipment businesses from Ingersoll Rand, prior thereto various senior financial positions in Ingersoll Rand from September 2001 through November 2007 including Sector CFO of the Compact Vehicle Technologies Sector (Club Car and Bobcat).

Deborah A. Rosen	55	Chief Legal Officer of the Company since October 2001; Vice President of the Company since July 1999; Secretary of the Company since 1997.
John Abbott	51	Group Vice President of the Food Service Group since December 2006; and prior thereto President of Filtration Group of Pentair from 2004 to 2006.

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

Available Information

Standex’s corporate headquarters are at 11 Keewaydin Drive, Salem, New Hampshire 03079, and our telephone number at that location is (603) 893-9701.

The U. S. Securities and Exchange Commission (the “SEC”) maintains an internet website at http://www.sec.gov that contains our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and all amendments thereto.  All reports that we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Standex’s internet website address is www.standex.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and all amendments thereto, are available free of charge on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.  In addition, our code of business conduct, our code of ethics for senior financial management, our corporate governance guidelines, and the charters of each of the committees of our Board of Directors (which are not deemed filed by this reference), are available on our website and are available in print to any Standex shareholder, without charge, upon request in writing to “Chief Legal Officer, Standex International Corporation, 11 Keewaydin Drive, Salem, New Hampshire, 03079.”

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

We operate in 26 locations outside of the United States in North America, South America, Europe, Australia, and Asia.  If we are unable to successfully manage the risks inherent to the operation and expansion of our global businesses, those risks could have a material adverse effect on our business, results of operations or financial condition.  Those international business risks include:

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

We have retained responsibility for some of the known and unknown contingent liabilities related to a number of businesses we have sold, such as lawsuits, tax liabilities, product liability claims and environmental matters and have agreed to indemnify purchasers of these businesses for certain of those contingent liabilities.  The purchaser of Berean Christian Bookstores, a former subsidiary of the Company, filed a Chapter 11 bankruptcy petition on June 9, 2009.  On July 27, 2009, the Bankruptcy Court approved a sale under Section 363 of the Bankruptcy Code of substantially all of the assets of Berean to a newly-formed entity, Berean Christian Stores Endeavor, LLC ("Berean Endeavor"), which has assumed all of the Berean leases on which we remain an obligor.  The failure of Berean Endeavor to improve the performance of the business could make it unable to satisfy its obligations under the leases, which could trigger our continuing obligation.

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

•

a provision in our certificate of incorporation that requires the approval of the holders of 80% of the outstanding shares of our common stock to adopt any agreement of merger, the sale of substantially all of the assets of Standex to a third party or the issuance or transfer by Standex of voting securities having a fair market value of $1 million or more to a third party, if in any such case such third party is the beneficial owner of 10% or more of the outstanding shares of our common stock, unless the transaction has been approved prior to its consummation by all of our directors;

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We operate a total of 65 manufacturing plants and warehouses located throughout the United States, Europe, Canada, Australia, Singapore, China, India, Brazil and Mexico.  The Company owns 29 of the facilities and the balance are leased.   The approximate building space utilized by each product group is as follows (in thousands):

	Area in Square Feet
	Owned	Leased
Food Service Equipment	1,273	230
Air Distribution Products	269	245
Engraving	321	293
Engineering Technologies	174	45
Electronics and Hydraulics	152	107
Corporate and other	43	12
Total	2,232	932

In general, the buildings are in sound operating condition and are considered to be adequate for their intended purposes and current uses.

We own substantially all of the machinery and equipment utilized in our businesses.

Item 3.  Legal Proceedings

There are no material pending legal proceedings.

Item 4.  Reserved

PART II

Item 5.  Market for Standex Common Stock

Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market in which the Common Stock of Standex is traded is the New York Stock Exchange under the ticker symbol “SXI”.  The high and low sales prices for the Common Stock on the New York Stock Exchange and the dividends paid per Common Share for each quarter in the last two fiscal years are as follows:

	Common Stock Price Range				Dividends Per Share
	2010		2009
Year Ended June 30	High	Low	High	Low	2010	2009
First quarter	$20.93	$9.56	$30.00	$18.84	$0.05	$0.21
Second quarter	21.96	16.94	29.48	17.00	0.05	0.21
Third quarter	28.58	19.49	20.82	7.85	0.05	0.05
Fourth quarter	30.93	21.21	15.04	8.30	0.05	0.05

The approximate number of stockholders of record on August 23, 2010 was 2,200.

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

Issuer Purchases of Equity Securities (1)
Quarter Ended June 30, 2010
Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 -
April 30, 2010	7,092	$29.91	7,092	651,022
May 1, 2010 -
May 31, 2010	3,588	$27.59	3,588	647,434
June 1, 2010 -
June 30, 2010	6,728	$29.41	6,728	640,706
TOTAL	17,408	$29.24	17,408	640,706

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

The following graph compares the cumulative total stockholder return on the Company’s Common Stock as of the end of each of the last five fiscal years, with the cumulative total stockholder return on the Standard & Poor’s Small Cap 600 (Industrial Segment) Index and on the Russell 2000 Index, assuming an investment of $100 in each at their closing prices on June 30, 2005 and the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Standex International Corporation, the Russell 2000 Index
and S&P SmallCap 600 Industrials

$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
$30
6/05
9/05
12/05
3/06
6/06
9/06
12/06
3/07
6/07
9/07
12/07
3/08
6/08
9/08
12/08
3/09
6/09
9/09
12/09
3/10
6/10
Standex International Corporation
Russell 2000
S&P SmallCap 600 Industrials

*$100 invested on 6/30/05 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Item 6.  Selected Consolidated Financial Data

Selected financial data for the five years ended June 30, 2010 is as follows:

See Item 7 for discussions on comparability of the below.

	2010	2009	2008	2007	2006
SUMMARY OF OPERATIONS (in thousands)
Net sales
Food Service Equipment	$337,578	$350,358	$381,254	$299,009	$245,049
Air Distribution Products	50,974	66,534	88,334	110,081	129,383
Engraving	77,372	77,311	92,167	84,223	87,377
Engineering Technologies	58,732	51,693	51,615	41,829	37,616
Electronics and Hydraulics	53,798	61,190	84,171	86,069	90,513

Total	$578,454	$607,086	$697,541	$621,211	$ 589,938
Gross profit	$183,403	$175,975	$201,847	$172,804	$172,614
Operating income (loss)
Food Service Equipment (a)	$39,682	$9,900	$31,460	$18,242	$18,771
Air Distribution Products	(3,186)	713	(340)	2,610	11,089
Engraving	9,395	7,028	9,611	7,595	12,835
Engineering Technologies	13,843	8,667	9,770	6,824	6,665
Electronics and Hydraulics	4,888	3,459	8,106	9,158	9,257
Restructuring (b)	(3,772)	(7,839)	(590)	(286)	(930)
Gain on sale of real estate	1,405	--	--	1,023	410
Corporate	(19,989)	(15,907)	(19,088)	(15,069)	(19,346)
Total	$42,266	$6,021	$38,929	$30,097	$38,751
Interest expense	(3,624)	(6,532)	(9,510)	(9,025)	(7,681)
Other non-operating Income	754	215	324	1,464	893
Provision for income taxes	(11,436)	(1,594)	(10,459)	(6,611)	(11,028)
Income from continuing operations	27,960	(1,890)	19,284	15,925	20,935
Income/(loss) from discontinued operations	739	(3,515)	(774)	5,317	2,208
Net income	$28,699	($5,405)	$18,510	$21,242	$23,143

(a)

Includes $21.3 million of impairment of goodwill and intangible assets during 2009.

(b)

See discussion of restructuring activities in Note 16 of the consolidated financial statements.

Financial results after January 1, 2007, reflect the acquisition of Associated American Industries and American Foodservice.

PER SHARE DATA
Basic
Income from continuing operations	$2.25	($0.15)	$1.57	$1.30	$1.71
Income/(loss) from discontinued operations	0.06	(0.29)	(0.06)	0.44	0.18
Total	$2.31	($0.44)	$1.51	$1.74	$1.89
Diluted
Income from continuing operations	$2.20	($0.15)	$1.55	$1.28	$1.67
Income/(loss) from discontinued operations	0.06	(0.29)	(0.06)	0.43	0.18
Total	$2.26	($0.44)	$1.49	$1.71	$1.85

Dividends paid	$0.20	$0.68	$0.84	$0.84	$0.84

	2010	2009	2008	2007	2006
BALANCE SHEET (in thousands)
Total assets	$446,279	$433,709	$523,034	$539,900	$478,673
Accounts receivable	92,520	81,893	103,055	106,116	99,310
Inventories	69,554	75,634	87,619	91,301	91,719
Accounts payable	(58,514)	(58,802)	(66,174)	(65,977)	(62,742)
Goodwill	102,804	101,722	120,650	118,911	73,272

Short-term debt	$ --	$ --	$28,579	$4,162	$3,873
Long-term debt	93,300	94,300	106,086	164,158	113,729
Total debt	93,300	94,300	106,086	168,320	117,602
Less cash	33,630	8,984	28,657	24,057	32,590
Net debt	59,670	85,316	77,429	144,263	85,012
Stockholders' equity	192,063	176,286	223,158	204,431	200,295

Depreciation and amortization	$14,407	$15,541	$17,113	$15,198	$12,033
Capital expenditures	$4,273	$5,689	$10,989	$10,341	$15,144

Accounts receivable, inventories, and accounts payable in the above table include the applicable amounts from discontinued operations in fiscal year 2006

KEY STATISTICS	2010	2009	2008	2007	2006
Gross profit margin	31.71%	28.99%	28.94%	27.82%	29.30%
Operating income margin (a)	7.31%	0.99%	5.58%	4.84%	6.57%

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

Our customer base in the food service equipment, automotive, U.S. residential housing and general industrial sectors have all experienced difficult recessionary market conditions that have negatively impacted our sales volume.  During the second half of 2010, we began to see an uneven sales recovery across all of our segments, indicating that end-user markets have begun to stabilize.  This trend is evidenced by an upturn in sales beginning in the third quarter of 2010, as sales were up 3.4% in the third quarter and up 8.7% in the fourth quarter.  We remain cautiously optimistic, however, as we expect to continue to experience challenging market conditions in the near term, especially in the construction and housing markets.

Since the beginning of 2009, our focus had been on reducing our cost structure through company-wide headcount reductions, plant consolidations, procurement savings, and improved productivity in all aspects of our operations.  Over the course of their phase-in, these cost reduction efforts have allowed the Company to substantially improve margins and increase its bottom line despite substantial year over year sales declines.  The cost reduction initiatives that have been undertaken, which are expected to deliver sustainable annual savings of $36 million per year, allowed the Company to improve margins and improve its bottom line in 2010 despite a year over year sales decline of 5%.   Substantially all of our remaining restructuring initiatives were completed during 2010, and we expect to see their full impact in our run rate beginning in 2011, with an additional $4 million of savings.

In addition to the focus on cost reductions, we have improved the Company’s liquidity through better working capital management, more strategic capital expenditures, and sale of excess land and buildings. We retired substantially all of our private placement debt during 2009, and in 2010, we further reduced our net debt by an additional $25.6 million even while expending $2.5 million on dividends, $4.0 million on capital expenditures, and $20.2 million in total pension plan contributions.  $16.7 million of these pension contributions were voluntary, and, at current borrowing rates, will be accretive to future earnings.  Our net debt to capital ratio improved from 32.6% on June 30, 2009 to 23.7% as of June 30, 2010.

Going forward, we are turning our attention to driving market share gains in a highly competitive environment coupled with what we expect to be low growth in our end-user markets.  Each of our business units has developed a series of top-line initiatives that we believe will provide opportunities for market share gains which should supplement future natural growth in our markets.  These growth initiatives include new product introductions , expansion of product offerings through private labeling, geographic expansion of sales coverage, the use of new channels of sales, leveraging strategic customer relationships, development of energy efficient products, new applications for existing products and technology  and next generation products and services for our end-user markets.  At the same time, over the past several years we have created a strong lean enterprise culture within our business units whereby we seek continuous improvement in our manufacturing processes, working capital management, and overall cost structure.

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

Unless otherwise noted, references to years are to fiscal years.

Consolidated Results from Continuing Operations (in thousands):

	2010	2009	2008
Net sales	$578,454	$607,086	$697,541
Gross profit margin	31.7%	29.0%	28.9%
Restructuring costs	($3,772)	($7,839)	($590)
Income from operations	$42,266	$6,021	$38,929

Backlog (realizable within 1 year)	$99,469	$96,335	$111,663

Net Sales
	2010	2009	2008
Net sales, as reported	$578,454	$607,086	$697,541
Components of change in sales:
Effect of acquisitions	--	--	$51,285
Effect of exchange rates	$1,950	($10,528)	$10,262
Organic sales/(decline) growth	($30,582)	($79,927)	$14,783

Net sales decreased $28.6 million in 2010, a 4.7% decrease from the prior year.  Organic sales decreased $30.6 million or 5.0%, with a positive offset due to exchange rates of $2.0 million.  The decrease was due to the fact that sales for the first half of fiscal 2010 were substantially below sales levels in the first half of fiscal 2009.  Severe recessionary conditions did not begin to significantly affect the Company until the second quarter of fiscal 2009.  Sales for the second half of fiscal 2010 were 6% higher than sales in the second half of 2009.  In 2010 the Engineering Technologies Group reported record sales due to several large projects, while the Engraving Group sales were flat year over year.  The Food Service Equipment Group was down slightly, and the ADP and Electronics and Hydraulics Groups continued to experience sales declines due to ongoing depressed conditions in the housing and dump truck/dump trailer markets.

Net sales decreased $90.5 million in 2009, a 13.0% decrease from the prior year.  Organic sales decreased $79.9 million or 11.5%, with the remaining difference due to exchange rates.  While we experienced a recession-driven decrease in sales across all segments except for the Engineering Technologies Group, sales in our ADP and Electronics and Hydraulics segments had the most significant declines, as continuing downturns in the housing, white goods, and heavy truck industries negatively impacted the sales of these segments.

Gross Profit Margin

Our gross profit margin increased in 2010 to 31.7% from 29.0% in 2009.  This increase in margin is due to our successful reduction in our cost structure, as well as reductions in materials and value added costs.  We believe that our cost reduction actions better position our operations for higher gross margins as macroeconomic recovery occurs, as demonstrated by higher margins on lower sales in 2010. Our gross profit margin increased in fiscal 2009 to 29.0% from 28.9% in 2008.

Restructuring

During 2010, the Company incurred restructuring expense of $3.8 million related to both headcount reductions and a strategic realignment of our manufacturing footprint.  This expense consisted primarily of $2.6 million of restructuring costs in the Food Service Equipment Group, where we consolidated a facility in Dallas into our Nogales, Mexico facility.  Additional expense of $0.7 million was incurred in the European operations of the Engraving Group, where we closed one facility and reduced headcount across the continent, and in our ADP Group, where the costs of a facility move were offset by the settlement of the multi-employer pension liability at the Bartonville, Illinois ADP facility, which was closed in July 2008.

In 2009, the Company incurred restructuring expense of $7.8 million.  Of this amount, $4.6 million consisted of costs to close the Bartonville facility.  In the third quarter of 2009, the Company closed an additional three plants, one each in the Food Service Equipment, Engraving, and Electronics and Hydraulics Groups at a cost of $1.9 million.  Production from these plants was absorbed into other existing facilities as part of our goal of reducing our global manufacturing footprint.

Also during 2009, the Company reduced its US based employment by 25% across all divisions in order to reduce costs in response to the macroeconomic recessionary environment and its expected effects on the Company in the immediate future.  The Company recorded $1.3 million of pre-tax restructuring expense related to this initiative.

Income from Operations

Income from operations during 2010 increased $36.2 million from 2009.  Excluding $21.3 million of impairment charges taken during 2009, income from operations increased $14.9 million.  This improvement reflects the impact of restructuring actions and other cost reductions taken during 2009, as well as the partial impact of additional restructuring projects in the Food Service Equipment and Engraving Groups performed during the year partially offset by reduced sales volume.

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

Income Taxes

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2010 was $11.4 million, or an effective rate of 29.0%, compared to $1.6 million for the fiscal year ended June 30, 2009 and $10.5 million, or an effective rate of 35.2%, for the fiscal year ended June 30, 2008. Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, size of the Company's income or loss and any one time activities occurring during the period.

The Company’s income tax provision from continuing operations for the fiscal year ended June 30, 2010 was impacted by a benefit of $1.1 million from the reversal of a deferred tax asset valuation allowance primarily related to foreign loss carryforwards whose recovery was assessed as more likely than not based on events occurring during the year ended June 30, 2010.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2009 was impacted by the following items (i) a benefit of $0.8 million from the reversal of income tax contingency reserves that were determined to be no longer needed due to the expiration of applicable limitation statutes, (ii) the $21.3 million impairment for which only $1.3 million of tax benefit could be realized, as the goodwill had no tax basis, (iii) a benefit totaling $1.7 million from the reversal of the deferred tax liability that was no longer required due to a change in the U.S. tax classification of one of our foreign entities, (iv) a benefit of $0.6 million related primarily to the retroactive extension of the R&D credit recorded during the second quarter and (v) a benefit related to the receipt of $1.1 million of nontaxable life insurance proceeds during the first quarter.

Capital Expenditures

In general, our capital expenditures over the longer term are expected to be approximately equivalent to our annual depreciation costs.  In 2010 and 2009, capital expenditures of $4.3 million and $5.7 million were below our annual depreciation of $11.1 million and $12.3 million, respectively, and reflect our strategy of cash conservation and debt reduction in response to the current recessionary environment.

Backlog

Backlog at June 30, 2010 increased $3.1 million to $99.5 million when compared to fiscal 2009, a 3.3% increase when compared to prior year.  This increase is correspondent with our increase in sales volume, and was driven primarily by higher backlog in the Electronics and Hydraulics Group.  Backlog was roughly flat year over year for our other segments.

Segment Analysis (in thousands)

Food Service Equipment

	2010 compared to 2009			2009 compared to 2008
			%			%
	2010	2009	Change	2009	2008	Change
Sales	$337,578	$350,358	-3.6%	$350,358	$381,254	-8.1%
Income (loss) from operations	39,682	9,900	300.8%	9,900	31,460	-68.5%
Operating income margin	11.8%	2.8%		2.8%	8.3%

Net sales for the year ended June 30, 2010 decreased $12.8 million, or 3.6%, from the same period one year earlier.  The year over year top line sales comparisons were negatively impacted by a rollout at one of the YUM! Brands restaurants that generated $2 million in sales in the prior year quarter. The effects of foreign exchange rates accounted for $0.3 million of this total, and the remainder was organic decline offset by price increases.  Pricing pressure offset by market share gains led to a 5% organic sales decline in our Refrigeration Solutions businesses (walk-in cooler and refrigerated cabinets) businesses, which was impacted by the moderation in construction, and we showed a 1.7% organic decline in our Cooking Solutions and Custom Solutions businesses.  Despite the decline, the segment continues to grow market share through its buying group relationships and through new product offerings. Our Procon business posted double-digit year over year sales growth driven by strength in the beverage customer base and increasing demand from industrial customers.

Income from operations for fiscal 2010 increased $29.8 million, or 300.8%, when compared to the same period one year earlier.  Fiscal 2009 included a $21.3 million impairment of goodwill and intangible assets related to our 2007 acquisition of the American Associated Industries (AAI) operating unit.   Excluding the prior year impairment, the group’s fiscal 2010 income from operations increased $8.4 million, or 85.3%. We are continuing to see a recovery in the Cooking Solutions Group as we are benefiting from improving market conditions, increased market penetration in key dealer buying groups and new products.  The impact of the year over year volume decreases and market pricing pressures was more than offset by cost reductions due to facility consolidations, staffing reductions, supply chain cost reductions and labor productivity increases.   With the completion of our consolidation of two Cooking Solutions Group facilities into Nogales, Mexico, during the year, the beginning of 2011 will mark the full run rate of our initiatives from the last two years.

Net sales in 2009 decreased $30.9 million, or 8.1%, from 2008.   The effects of foreign exchange rates accounted for $3.7 million of the decline.  When removing the effect of foreign exchange rate impact, sales decreased $27.3 million, or 7.2%, when compared with the same period one year earlier.  We achieved slight organic growth in our Refrigerated Solutions businesses generally due to market share gains and nominal price increases.  Our Cooking Solutions and Custom Solutions businesses experienced sales declines primarily due to the market deterioration that began in the second fiscal quarter.

Income from operations for fiscal 2009 decreased approximately $21.6 million, or 68.5%, when compared to the same period one year earlier.  Excluding the effect of a $21.3 million impairment of goodwill and intangible assets during the third quarter, operating income was approximately flat year-over-year.  A 8.1% decline in sales volume was offset by staffing reductions, material and labor productivity improvements, and nominal price increases.  These savings initiatives were partially offset by commodity cost increases in the first half and negative sales mix in the first quarter..

Air Distribution Products

	2010 compared to 2009			2009 compared to 2008
			%			%
	2010	2009	Change	2009	2008	Change
Sales	$ 50,974	$ 66,534	-23.4%	$ 66,534	$ 88,334	-24.7%
Income (loss) from operations	(3,186)	713	N/A	713	(340)	N/A
Operating income margin	-6.3%	1.1%		1.1%	-0.4%

Net sales for the fiscal year ended June 30, 2010 declined 23.4% or $15.6 million.   Standex evaluates the available market for ADP by monitoring new housing start data, published monthly by the U.S. Department of Housing and Urban Development. Sales to the Group’s customers typically lag new home starts by three to four months. Comparing the period from April 2009 to March 2010 to the same period one year earlier, housing starts declined 30.2%.  Pricing declined 17.9% and sales unit volume was lower by 7.7%.  ADP continues to pursue market share gains through its traditional wholesaler channels by emphasizing our ability to service nationwide wholesalers and large “do-it-yourself” retailers through our network of factory locations and by working in conjunction with our wholesalers to target contractor business.  We continue to roll out our flex duct product, and have also expanded our product line to include other HVAC supplies, which enables us to be a “one-stop shop” for our customers in a down market so that they can more easily meet minimum order requirements and thereby improve their working capital management.  The relatively low decline in unit volume as compared to the precipitous decline in housing starts is a testament to the success of this strategy, which we expect to leave us well positioned when markets recover.

Income from operations for the year ended June 30, 2010 decreased $3.9 million to a loss of $3.2 million as compared to the prior fiscal year. Pricing declines, totaling $12.1 million, and lower volume were the most significant reasons for the change in earnings.  Metal costs were $5.5 million less than fiscal 2009, $3.5 million of which was the result of a lower of cost or market charge recorded in the third quarter of 2009.  Decreases in hourly and salaried workforces implemented in the third and fourth quarters of fiscal 2009, lower workers’ compensation costs and lower distribution costs comprised the majority of the remaining offset to price and volume declines.

Net sales for 2009 declined $21.8 million, or 24.7%, from 2008.  A volume decline of 34.3% was driven by a similar decline in housing starts of 36.8 % during the year.

Income from operations for 2009 was $0.7 million, an increase of $1.1 million from 2008.  Price increases implemented in early 2009 partially offset raw steel price increases and declining sales volume.  These raw material price increases were also offset by significant year over year cost savings achieved from the shutdown of the Bartonville, Illinois, facility in July 2008 and salaried and hourly workforce reductions which took place primarily in the third quarter of the year.  Additionally, the Group recorded expenses of $3.5 million during the third quarter of 2009 to write down inventory of higher-cost metal purchased in the first half the year to its fair market value.

Engraving

	2010 compared to 2009			2009 compared to 2008
			%			%
	2010	2009	Change	2009	2008	Change
Sales	$ 77,372	$ 77,311	0.1%	$ 77,311	$ 92,167	-16.1%
Income from operations	9,395	7,028	33.7%	7,028	9,611	-26.9%
Operating income margin	12.1%	9.1%		9.1%	10.4%

Net sales in the Engraving Group were flat from fiscal 2009 levels at $77.4 million compared to $77.3 million in the prior year.  Foreign exchange had a favorable impact on sales of $1.4 million in fiscal year 2010.  Without the favorable foreign exchange, sales declined 1.8% year over year.  While our roll plate and machinery equipment sales continue to experience a soft market due to tight capital spending budgets at our customers, our Innovent division’s sales increased, showing the benefit of our expansion and broadening of our focus from tools to technology-driven system solutions.  Our mold texturizing businesses continue to strengthen based on the release of new automotive programs, which also creates an improved product mix due to their generally higher margins.  We expect this trend to continue into 2011, and will continue to seek out this business through further expansion into emerging markets, including a strategic acquisition in India which will enable us to capitalize on the fast growing Indian automotive market and the opening of a third facility in China.  We believe that global presence, as well as our technology and responsiveness to automotive OEM customers’ needs, will allow us to remain the number one choice for their texturing services.

Income from operations increased by $2.4 million, or 33.7%, when compared to fiscal 2009. Restructuring the business and significant cost reduction efforts implemented in 2009, as well as headcount reductions in our European operations, were significant in the improvement of operating income year over year.  With our new lower cost structure and focus on growth, we have demonstrated our ability to improve income from operations on flat sales, and we anticipate that we will be able to favorably leverage future sales growth and further improve our operating performance.  In addition, the Group continues to expand the use of lean enterprise techniques and develop cutting edge technology throughout its operations in order to further improve profitability and responsiveness to our customers.

In 2009, net sales in the Engraving Group decreased by $14.9 million, or 16.1% from fiscal 2008 levels.    The Group experienced a widespread decrease in sales of mold texturizing for automotive OEM platform work in most geographic regions, especially Europe, in 2009 due to OEM’s launching fewer new auto platforms and delaying existing programs.  Lower mold texturing sales were partially offset by stronger sales in core forming tools and filtration screens related to our Innovent business.  North American operations sales declined 12.8% and international operations sales declined 22.5%.

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

Engineering Technologies

	2010 compared to 2009			2009 compared to 2008
			%			%
	2010	2009	Change	2009	2008	Change
Sales	$ 58,732	$ 51,693	13.6%	$ 51,693	$ 51,615	0.2%
Income from operations	13,843	8,667	59.7%	8,667	9,770	-11.3%
Operating income margin	23.6%	16.8%		16.8%	18.9%

Net sales increased by $7.0 million, or 13.6%, in fiscal 2010 when compared to the prior year. Our metal spinning and fabrication businesses continued to experience strong demand across its energy, aerospace, missile, aviation, and marine end-user markets. We completed contracts related to NASA hardware for the Ares and Orion programs. In addition, we secured new aerospace and tank hardware contracts during the year.  While the federal government has reduced its funding for heavy-lift launch vehicles, we expect that the continued diversification of our end markets will offset this trend.

Income from operations increased by $5.2 million or 59.7% in fiscal 2010 when compared to the same period one year earlier.  The increase was primarily due to growth with several aerospace launch vehicle customers. A favorable product mix, cost cutting initiatives, and improved manufacturing efficiencies also contributed to the performance.

Net sales increased $0.1 million in fiscal 2009 when compared to the prior year.  Our metal spinning and fabrication businesses experienced steady performance and we secured new contracts for tank systems for the growing unmanned aerial vehicles market and contracts for tooling and hardware related to NASA’s Orion and Ares rocket programs.  In addition this group saw an increase in demand for land based turbine components.

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

Electronics and Hydraulics

	2010 compared to 2009			2009 compared to 2008
			%			%
	2010	2009	Change	2009	2008	Change
Sales	$ 53,798	$ 61,190	-12.1%	$ 61,190	$ 84,171	-27.3%
Income from operations	4,888	3,459	41.3%	$ 3,459	8,106	-57.3%
Operating income margin	9.1%	5.7%		5.7%	9.6%

Net sales for the Electronics and Hydraulics Segment decreased $7.4 million, or 12.1%, when compared to 2009.  Although sales were down year over year, sales in the second half of the year were up 19.5% driven by improvements in the automotive, appliance, computer, toy and security markets for our Electronics unit.  Sales were also buoyed by the reed switch product line, where sales increased 26% year over year, and by significant new business in the medical, HVAC, and toy switch markets.  Sales at our Hydraulics unit continued to be plagued by depressed market conditions in the domestic and international dump truck/trailer sectors due to a lack of available credit to customers, as well as a high inventories in the used equipment market.  While sales have stabilized in some of our traditional OEM customers, we also continue to seek new applications and geographic markets for our products.

Income from operations for 2010 increased $1.4 million, or 41.3%, as compared to the prior year.  During 2009, we took aggressive measures to reduce our cost structure, including plant closures and workforce reductions.  As a result, the Electronics unit showed a 340 basis point increase in operating margin year over year.  The Hydraulics unit, where we reduced our workforce by over 50%, also showed an increase in operating income compared to 2009 despite significantly lower sales.  Both these improvements reflect the full-year impact of our restructuring efforts.

Net sales declined by $23.0 million, or 27.3% in 2009 when compared to the same period one year earlier.  For the Electronics unit, the decline is attributable to the global recession in the automotive, white goods and HVAC market segments, which experienced steep declines during the second half of fiscal 2009.  Within the Hydraulics unit, the global decline in new orders for dump trucks and dump trailers was dramatic, as the recession resulted in a general lack of credit availability for buyers, as well as an excess of used and repossessed equipment flooding the market.

Income from operations decreased $4.6 million in fiscal 2009, or 57.3% when compared to the same period one year earlier, due primarily to the year over year sales decline of over 25%.  Sales demand for this segment was negatively impacted by recessionary market conditions that existed in the automotive, housing white goods and off road, construction vehicles, end user segments.  In the Electronics unit, aggressive cost reduction measures and plant closures resulted in a moderate increase in earnings as a percent of net sales.  In the Hydraulics unit, we have successfully introduced new capital equipment to improve productivity and closed one facility.

Corporate, Restructuring and Other

	2010 compared to 2009			2009 compared to 2008
			%			%
	2010	2009	Change	2009	2008	Change
Income (loss) from operations:
Corporate	$(19,989)	$(15,907)	25.7%	$(15,907)	$(19,088)	-16.7%
Gain on sale of real estate	1,405	-	N/A	-	-	N/A

Restructuring	$ (3,772)	$ (7,839)	-51.9%	$ (7,839)	$ (590)	1228.6%

Corporate expenses increased $4.0 million, or 25.7% compared to 2009.  This increase was primarily due to expenses for bonuses and stock compensation expenses that were not accrued in 2009 due to austerity measures taken in the face of the recession.

The Company recorded a gain of $1.4 million during the year related to the sale of its corporate headquarters facility in Salem, New Hampshire.  During the year we relocated our headquarters to a leased facility in Salem that is 50% smaller and more suited to our current operational needs.

Corporate expenses decreased $3.2 million, or 16.7% during 2009.  The reduction in corporate expenses was attributed to a salaried headcount reduction of over 25%, as well as the suspension of bonuses during the year in response to the recessionary macroeconomic environment.  Also, in 2009, there was no expense for current-year awards under the Company’s performance-based long term stock compensation program, as we determined that the achievement of the performance criteria for outstanding awards was not probable, whereas in 2008 these awards resulted in expense of $1.3 million.

Discontinued Operations

In 2007, the Company sold substantially all the assets of the Berean Christian Stores (“Berean”) business in an all cash deal resulting in the recognition of a pre-tax gain of $0.2 million.  As the former owner of Berean, the Company is party under a number of operating leases which were assigned to the purchaser of the business for the remaining initial terms of the leases at the stated lease costs.  The Company remained an obligor of these leases until the expiration of the initial terms.  In the second quarter of 2009, noting Berean’s deteriorating operating performance and precarious financial position, the Company recorded liabilities of $2.9 million, net of estimated subleases, in anticipation of the impairment of leases remaining under the obligation.

In June 2009, Berean filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code and, in July 2009, its assets were sold to a third party under Section 363 of the Code.   The new owner of the Berean assets has infused capital into the business, and we believe the Berean bookstores can now be operated successfully as a going concern.  As part of this transaction, the Company agreed to provide lease supplement payments to the new owner of the Berean assets.  These payments included an upfront payment of $0.5 million and additional payments totaling $1.2 million which will be made in equal monthly installments through December 2011.  The Company will remain an obligor of the leases assumed by the new owner, however, our obligation has been reduced for locations where the new owner was able to obtain rent concessions.  In addition, the Company remains responsible for three sites formerly operated by Berean.  Liabilities associated with these three leases, net of expected subleases at current market rates, total $1.3 million at June 30, 2010.  Subsequent to these transactions, the aggregate amount of our obligations in the event of default is $4.4 million at June 30, 2010.

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

The following table summarizes the Company’s discontinued operations activity, by operation, for the years ended June 30, 2010, 2009 and 2008 (in thousands):

Division Disposed Of	Year Disposed	2010	2009	2008

Berean Christian Bookstores	2007	(659)	(3,057)	--
Club Products and Monarch Aluminum	1982	2,291	(2,065)	(2,000)
Standard Publishing	2007	--	--	1,034
Other loss from discontinued operations		(452)	(493)	(285)
Income (loss) before taxes from discontinued operations		$ 1,180	$(5,615)	$ (1,251)
(Provision) benefit for tax		(441)	2,100	477

Net income (loss) from discontinued operations	$ 739	$(3,515)	$ (774)

Liquidity and Capital Resources

Cash Flow

Cash flows from continuing operations for the year ended June 30, 2010, were $22.2 million compared to $43.3 million for the same period in 2009.  Impacting cash flows during the year were $16.7 million in voluntary pension contributions and an additional settlement of $2.75 million to the Bartonville multi-employer plan.  Additionally, excluding the impact of foreign exchange, working capital increased $4.8 million due to robust sales growth of 8.7%, or $12.2 million in the fourth quarter of 2010.

Investing activities provided $5.7 million of cash during 2010, including $8.7 million from sales of excess real estate during the year.  We used $4.0 million for capital expenditures, which reflects our current strategy of reduced capital spending during the recession.  Cash inflows were also augmented by life insurance proceeds of $1.7 million resulting from the death of a former executive and the penalty-free withdrawal of excess funding from our policies.

Subsequent to the end of fiscal 2010, the Company completed the sale of an excess facility located in Lyon, France.  The Company anticipates recording pretax gain of approximately $3.9 million and will realize cash proceeds of $3.6 million, net of associated costs.

During the year ended June 30, 2010, we used $4.2 million of cash for financing activities.  While we generated sufficient cash flow during the year to further pay down debt, we elected not to do so in order to make voluntary pension contributions and to add an additional $30 million of interest rate swaps.  While these actions have resulted in the net pay down of only $1.0 million in debt, the pension contribution will be accretive to earnings in 2011 and we have fixed a significant portion of our revolving debt for the next five years at historically low interest rates.

Capital Structure

We have in place a five year, $150 million unsecured revolving credit facility (the “facility”) with seven participating banks which originated in September 2007.  Funds available under the facility may be used for general corporate purposes or to provide financing for acquisitions.  Borrowings under the agreement bear interest at a rate equal to LIBOR plus an applicable percentage based on our consolidated leverage ratio, as defined by the agreement.  As of June 30, 2010, the effective rate of interest for outstanding borrowings under the facility was 3.94%.  We are required to pay an annual fee of 0.125% on the maximum credit line.

In the past two years, the Company has undertaken a series of initiatives to generate cash and reduce debt, including cost reductions, improved working capital management, and plant consolidations.  These initiatives have enabled us to pay down substantially all of our private placement debt. As of June 30, 2010, we had borrowings of $90.0 million under the facility.  We believe that the remaining $60.0 million available provides us with sufficient capacity to meet both our short- and long-term liquidity needs.  Our facility also allows for up to $15 million of private placement debt in addition to our revolving borrowings.

Our funded debt agreements contain certain customary affirmative and negative covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes (“EBIT”) to interest expense for the trailing twelve months of at least 3:1. EBIT is defined in the revolving credit facility to specifically exclude extraordinary and certain defined items such as non-cash restructuring charges and goodwill impairment. At June 30, 2010, the Company’s Interest Coverage Ratio was 10.90:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month EBITDA, defined as EBIT plus Depreciation and Amortization, may not exceed 3.5:1. At June 30, 2010, the Company’s Leverage Ratio was 1.73:1.

Consolidated Net Worth – The Company is required to maintain a Consolidated Net Worth of at least $163.7 million plus 50% of cumulative net income since the inception of the agreement. Consolidated Net Worth is defined as the Company’s net worth as adjusted for unamortized pension losses (not to exceed $40 million) and certain foreign exchange gains and losses.  At June 30, 2010, the Company’s Consolidated Net Worth was $225.5 million, $12.3 million greater than the required amount of $213.2 million.

We also utilize two uncommitted money market credit facilities to help manage daily working capital needs.  These unsecured facilities, which are renewed annually, provide for a maximum aggregate credit line of $15 million.  No amounts were outstanding under these facilities at June 30, 2010 and 2009.  At June 30, 2010, and 2009, we had standby letters of credit outstanding, primarily for insurance purposes, of $15.6 million and $14.3 million, respectively.

Through our shelf registration statement on file with the SEC, depending on conditions prevailing in the public capital markets, we may issue unsecured debt securities from time to time in one or more series, which may consist of notes, debentures or other evidences of indebtedness in one or more offerings.

Our primary cash requirements in addition to day-to-day operating needs include interest and mandatory principal payments, capital expenditures, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect to spend between $11-13 million on capital expenditures during 2011, and expect that depreciation and amortization expense for the year will be approximately $10-13 million and $1.5-2.5 million, respectively.

In July 2008, we entered into a series of swap agreements with one and two year terms effectively converting interest payments on our long-term debt from variable to fixed rates.  We converted interest payments on $88.5 million of debt due under the facility from variable rates based on LIBOR to a weighted average effective rate of 3.89% based on our current leverage ratio.  The one year swaps totaling $22.5 million expired in July 2009.  The two years swaps totaling $60 million expired in July 2010.  In June 2010, we entered into an additional $30.0 million of five-year floating to fixed rate swaps.  On a go-forward basis, these swaps will convert our interest payments to a weighted average effective rate of 2.94% based on our current leverage ratio.  Additionally, due to the expiration of the 2008 swaps in July 2010, our rate on the remaining $60.0 million of outstanding revolving debt balances will return to the historically low LIBOR rates the market is currently experiencing.

The following table sets forth our capitalization at June 30:

Year Ended June 30 (in thousands):	2010	2009
Short-term debt	$ --	$ --
Long-term debt	93,300	94,300
Total debt	93,300	94,300
Less cash	33,630	8,984
Total net-debt	59,670	85,316
Stockholders’ equity	192,063	176,286
Total capitalization	$251,733	$261,602

Stockholders’ equity increased year over year primarily as a result of net income of $28.7 million. Also affecting equity were dividends of $2.5 million, unfavorable foreign currency movements of $2.4 million and unrealized pension losses of $12.0 million.  The remaining changes are attributable to the treasury stock activity offset by the additional paid in capital increases associated with stock option exercises and stock-based compensation in the current year.  The Company's net debt to capital percentage improved from 32.6% to 23.7% in 2010 due the year over year change in cash and the contribution of the current year net income to retained earnings.

We sponsor a number of defined benefit and defined contribution retirement plans.  The Company’s pension plan for U.S. salaried employees was frozen as of January 2008.  All participants in the U.S. salaried pension plan and the supplemental defined benefit plan no longer accrue future benefits.  The fair value of the Company's U.S. pension plan assets was $174.3 million at June 30, 2010 and the accumulated benefit obligation in the U.S. was $212.9 million at that time.   We made $16.7 million of voluntary cash contributions to our defined benefit plans in the U.S., U.K., and Ireland in 2010.  Additionally, the Company paid $2.75 million during the year to settle its liability to a multi-employer plan incurred due to the closure of our Bartonville, IL, ADP Group facility in 2009.  As a result of the voluntary contributions, the Company estimates, based on current Pension Protection Act and other funding rules, that we will not incur a mandatory funding requirement until 2013.  We do not expect contributions to our other defined benefit plans to be material in 2011.

During the third quarter of 2009, the Company announced that it would suspend employer matching contributions to its 401(k) plans, with the exception of obligations under collective bargaining agreements.  This suspension was lifted at the end of calendar year 2009 and contributions resumed as normal beginning in January 2010.

We have evaluated the current and long-term cash requirements of our defined benefit and defined contribution plans as of June 30, 2010.  Our operating cash flows from continuing operations and available liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

We have an insurance program for certain retired key executives.  The underlying policies have a cash surrender value of $17.1 million and are reported net of loans of $10.5 million for which we have the legal right of offset.  These policies have been purchased to fund supplemental retirement income benefits.  The aggregate present value of future obligations was $1.0 million and $1.4 million at June 30, 2010 and 2009, respectively.  During 2010, the Company withdrew $0.2 million of excess funding from these policies with no related tax consequences and received $1.4 million of cash proceeds upon the death of a former executive covered by this program.

Contractual obligations of the Company as of June 30, 2010 are as follows (in thousands):

	Payments Due by Period
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years
Long-term debt obligations	$93,300	--	$90,000	--	$3,300
Operating lease obligations	16,909	4,426	5,843	3,206	3,434
Estimated interest payments [1]	3,289	1,427	1,798	27	37
Post-retirement benefit payments [2]	1,341	153	291	273	624
Other [3]	732	540	192	--	--
Total	$115,571	$6,546	$98,124	$3,506	$7,395

1  Estimated interest payments are based upon effective interest rates as of June 30, 2010, and includes the impact of interest rate swaps.  See Item 7A for further discussions surrounding interest rate exposure on our variable rate borrowings.

2  Post-retirement benefit payments are based upon current benefit payment levels.

3  Lease supplement payments to Berean Christian Stores Endeavor, LLC.

At June 30, 2010, we had $1.9 million of non-current liabilities for uncertain tax positions.  We are not able to provide a reasonable estimate of the timing of future payments related to these obligations.

Off Balance Sheet Items

In connection with the sale of the Berean Christian Bookstores completed in August 2006, we assigned all but one lease to the buyers.  During June 2009, the Berean business filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  The Berean assets were subsequently resold under section 363 of the Code.  The new owners of the Berean business have negotiated lower lease rates and extended lease terms at certain of the leased locations.  We remain an obligor on these leases, but at the renegotiated rates and to the original term of the leases.  The aggregate amount of our obligations in the event of default is $4.4 million at June 30, 2010.  We had no other material off balance sheet items at June 30, 2010, other than the operating leases and purchase obligations summarized above.

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

Foreign Currency Translation – Our primary functional currencies used by our non-U.S. subsidiaries are the Euro, British Pound Sterling (Pound), Mexican Peso, and Chinese Yuan.  During the current year, the Pound Sterling and Euro have experienced decreases in value relative to the U.S. Dollar, our reporting currency.  Since June 30, 2009 the Euro has depreciated by 12.8% and the Pound has depreciated by 9.2% (all relative to the U.S. Dollar).  These lower exchange values were used in translating the appropriate non-U.S. subsidiaries’ balance sheets into U.S. Dollars at the end of the current year.

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

Employee Relations – The Company has labor agreements with a number of union locals in the United States and a number of European employees belong to European trade unions.  We renegotiated two union contracts during 2010, and in each case reached an agreement.  A total of two union contracts covering approximately 160 employees will expire in 2011.  The company maintains good working relations with all of its unions, however, there can be no guarantee that agreements can be reached in future negotiations.

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

As quoted market prices are not available for the Company’s reporting units, the fair value of the reporting units is determined using a discounted cash flow model (income approach).  This method uses various assumptions that are specific to each individual reporting unit in order to determine the fair value. In addition, the Company compares the estimated aggregate fair value of its reporting units to its overall market capitalization.

Our annual impairment testing at each reporting unit relied on assumptions surrounding general market conditions, short-term growth rates, and terminal growth rates ranging from 0% to 2.5%, and detailed management forecasts of future cash flows prepared by the relevant reporting unit.  Fair values were determined primarily by discounting estimated future cash flows at a weighted average cost of capital of 11.42%.   An increase in the weighted average cost of capital of approximately 100 basis points in the analysis would not result in the identification of any impairments.

While we believe that our estimates of future cash flows are reasonable, changes in assumptions could significantly affect our valuations and result in impairments in the future.  The most significant assumption involved in the Company’s determination of fair value is the cash flow projections of each reporting unit.  Certain of our reporting units have been significantly impacted by the current global economic downturn, specifically the Air Distribution Products Group, which has been significantly impacted by the declines in new housing starts and other factors impacting residential housing.  If the effects of the current global economic environment are protracted or the recovery is slower than we have projected estimates of future cash flows for each reporting unit may be insufficient to support the carrying value of the reporting units, requiring the Company to re-assess its conclusions related to fair value and the recoverability of goodwill.

Cost of Employee Benefit Plans – We provide a range of benefits to our employees, including pensions and some postretirement benefits.  We record expenses relating to these plans based upon various actuarial assumptions such as discount rates, assumed rates of return, compensation increases, turnover rates, and health care cost trends.  The expected return on plan assets assumption of 8.1% in the U.S. is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.  We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets as well as our current expectations for long-term rates of returns for our pension assets.  The U.S. discount rate of 5.9% reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.  We review our actuarial assumptions, including discount rate and expected long-term rate of return on plan assets, on at least an annual basis and make modifications to the assumptions based on current rates and trends when appropriate.  Based on information provided by our actuaries and other relevant sources, we believe that our assumptions are reasonable.

The cost of employee benefit plans includes the selection of assumptions noted above.  A twenty-five basis point change in the expected return on plan assets assumptions, holding our discount rate and other assumptions constant, would increase or decrease pension expense by approximately $0.4 million per year.  A twenty-five basis point basis point change in our discount rate, holding all other assumptions constant, would increase or decrease pension expense by approximately $0.3 million annually.  See the Notes to the Consolidated Financial Statements for further information regarding pension plans.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standard Update (“ASU”)  2010-06, Fair Value Measurements and Disclosures (ASC Topic 820)—Improving Disclosures About Fair Value Measurements.  The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The new disclosures and clarifications of existing disclosures are effective for the Company's third quarter of fiscal year 2010.  Other than requiring additional disclosures, the adoption of this new guidance did not and will not have a material impact on the Company's consolidated financial statements.

 In October 2009, the FASB issued ASU 2009-13 — Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 amends ASC 605-25 — Revenue Recognition — Multiple-Element Arrangements.  The update replaces the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price.  ASU 2009-13 also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements.  The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available.  The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted, but then requires retrospective application of its provisions from the beginning of the fiscal year.  We will adopt the amendment provisions of ASU 2009-13 on July 1, 2010; the adoption of this standard is not expected to have a material impact on our financial condition, results of operations or cash flows.

In April 2010, the FASB issued ASU 2010-17 — Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions.  ASU 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date.  Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption.  We will adopt this provision on July 1, 2010; the adoption of this standard is not expected to have a material impact on our financial condition, results of operations or cash flows.

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

Exchange Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend payments, loan payments, and materials purchases, and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At June 30, 2010 and 2009, the fair value of the Company’s open foreign exchange contracts were not material.

Our primary translation risk is with the Euro, British Pound Sterling, and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at June 30, 2010, would not result in a material change in our operations, financial position, or cash flows.  We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate

The Company’s effective rate on variable-rate borrowings under the revolving credit agreement decreased from 4.11% at June 30, 2009 to 3.94% at June 30, 2010.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings. From time to time, we will use interest rate swap agreements to modify our exposure to interest rate movements.  In July 2008 and June 2010, we entered into a series of swap agreements with two and five year terms effectively converting interest payments on $90.0 million of debt due under our revolving credit agreement from variable rates based on LIBOR to a fixed rate of 3.55% based on the Company’s effective leverage ratio at June 30, 2010.  Due to the impact of the swaps, an increase in interest rates would not materially impact our annual interest expense at June 30, 2010.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of June 30, 2010, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

Item 8.  Financial Statements and Supplementary Data

Consolidated Balance Sheets

Standex International Corporation and Subsidiaries
As of June 30 (in thousands, except share data)	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$33,630	$8,984
Accounts receivable, net	92,520	81,893
Inventories, net	69,554	75,634
Income tax receivables	3,634	2,186
Prepaid expenses and other current assets	5,346	2,730
Deferred tax asset	12,351	13,278
Total current assets	217,035	184,705

Property, plant, equipment, net	93,227	108,612
Intangible assets, net	17,791	20,450
Goodwill	102,804	101,722
Other non-current assets	15,422	18,220
Total non-current assets	229,244	249,004

Total assets	$446,279	$433,709

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	58,514	58,802
Accrued liabilities	40,683	36,902
Current liabilities – discontinued operations	2,319	3,543
Total current liabilities	101,516	99,247

Long-term debt	93,300	94,300
Deferred income taxes	2,261	4,859
Pension obligations	44,945	43,281
Other non-current liabilities	12,194	15,736
Total non-current liabilities	152,700	158,176

Commitments and Contingencies (Notes 11 and 12)

Stockholders' equity:
Common stock, par value $1.50 per share -
60,000,000 shares authorized, 27,984,278
issued, 12,447,891 and 12,386,821 shares
outstanding in 2010 and 2009	41,976	41,976
Additional paid-in capital	31,460	28,690
Retained earnings	445,313	419,157
Accumulated other comprehensive loss	(66,456)	(52,591)
Treasury shares (15,536,387 shares in 2010
and 15,597,457 shares in 2009)	(260,230)	(260,946)
Total stockholders' equity	192,063	176,286

Total liabilities and stockholders' equity	$446,279	$433,709

See notes to consolidated financial statements.

Consolidated Statements of Operations

Standex International Corporation and Subsidiaries
For the Years Ended June 30 (in thousands, except per share data)	2010	2009	2008
Net sales	$578,454	$607,086	$697,541
Cost of sales	395,051	431,111	495,694
Gross profit	183,403	175,975	201,847

Selling, general and administrative	138,770	140,776	162,328
Impairment of goodwill and intangible assets	--	21,339	--
Gain on sale of real estate	(1,405)	--	--
Restructuring costs	3,772	7,839	590

Income from operations	42,266	6,021	38,929

Interest expense	3,624	6,532	9,510
Other, net	(754)	(215)	(324)
Total	2,870	6,317	9,186

Income (loss) from continuing operations before income taxes	39,396	(296)	29,743
Provision for income taxes	11,436	1,594	10,459
Income (loss) from continuing operations	27,960	(1,890)	19,284

Income (loss) from discontinued operations, net of tax	739	(3,515)	(774)

Net income (loss)	$28,699	($5,405)	$18,510

Basic earnings per share:
Income (loss) from continuing operations	$2.25	($0.15)	$1.57
Income (loss) from discontinued operations	0.06	(0.29)	(0.06)
Total	$2.31	($0.44)	$1.51

Diluted earnings per share:
Income (loss) from continuing operations	$2.20	($0.15)	$1.55
Income (loss) from discontinued operations	0.06	(0.29)	(0.06)
Total	$2.26	($0.44)	$1.49

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

				Accumulated
		Additional		Other			Total
	Common	Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
Year End (in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance, July 1, 2007	$41,976	$25,268	$426,171	($26,533)	15,737	($262,451)	$204,431
Stock issued for employee stock option and
purchase plans, including related income tax benefit		(547)			(89)	1,497	950
Stock-based compensation		2,437					2,437
Treasury stock acquired					40	(926)	(926)
Comprehensive income
Net Income			18,510				18,510
Foreign currency translation adjustment				4,644			4,644
Change in unrealized pension losses, net of tax				(6,698)			(6,698)
Total comprehensive income							16,456
Adjustment to adopt change in measurement
provisions of ASC 715 as of July 1, 2007			(928)	11,056			10,128
Dividends paid ($.84 per share)			(10,318)				(10,318)
Balance, June 30, 2008	$41,976	$27,158	$433,435	($17,531)	15,688	($261,880)	$223,158
Stock issued for employee stock option and
purchase plans, including related income tax benefit		(1,049)			(113)	1,870	821
Stock-based compensation		2,398					2,398
Treasury stock acquired					65	(1,652)	(1,652)
Stock issued for acquisition		183			(43)	716	899
Comprehensive income
Net loss			(5,405)				(5,405)
Foreign currency translation adjustment				(10,426)			(10,426)
Change in unrealized pension losses, net of tax				(23,484)			(23,484)
Change in fair value of derivatives, net of tax				(1,150)			(1,150)
Total comprehensive loss							(40,465)
Dividends paid ($.68 per share)			(8,873)				(8,873)
Balance, June 30, 2009	$41,976	$28,690	$419,157	($52,591)	15,597	($260,946)	$176,286
Stock issued for employee stock option and
purchase plans, including related income tax benefit		(1,075)			(107)	1,790	715
Stock-based compensation		3,845					3,845

Treasury stock acquired					46	(1,074)	(1,074)
Comprehensive income
Net Income			28,699				28,699
Foreign currency translation adjustment				(2,360)			(2,360)
Change in unrealized pension losses, net of tax				(12,032)			(12,032)
Change in fair value of derivatives, net of tax				527			527
Total comprehensive income							14,834
Dividends paid ($.20 per share)			(2,543)				(2,543)
Balance, June 30, 2010	41,976	31,460	445,313	(66,456)	15,536	(260,230)	192,063

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Standex International Corporation and Subsidiaries
For the Years Ended June 30 (in thousands)	2010	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$28,699	($5,405)	$18,510
Income (loss) from discontinued operations	739	(3,515)	(774)
Income (loss) from continuing operations	27,960	(1,890)	19,284

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,407	15,541	17,113
Stock-based compensation	3,845	2,398	2,437
Deferred income taxes	5,320	(3,563)	(467)
Impairment Charges	--	21,339
Non-cash portion of restructuring charge	873	3,730	94
(Gain)/loss on sale of investments, real estate, equipment and debt extinguishment	(1,405)	375	(344)
Increase/(decrease) in cash from changes in assets and liabilities, net of effects from discontinued operations and business acquisitions:
Accounts receivables, net	(12,022)	18,360	4,738
Inventories	5,393	11,605	4,299
Contributions to defined benefit plans	(17,414)	--	(620)
Prepaid expenses and other	(5,746)	1,001	471
Accounts payable	(1,081)	(6,034)	(912)
Accrued payroll, employee benefits and other liabilities	3,838	(18,039)	836
Income taxes payable	(1,722)	(1,550)	(1,746)
Net cash provided by operating activities - continuing operations	22,246	43,273	45,183
Net cash used for operating activities - discontinued operations	(845)	(3,829)	(477)
Net cash provided by operating activities	21,401	39,444	44,706
Cash Flows from Investing Activities
Expenditures for capital assets	(4,030)	(5,238)	(9,907)
Expenditures for acquisitions, net of cash acquired	--	(5,617)	--
Expenditures for executive life insurance policies	(640)	(695)	(626)
Proceeds withdrawn from life insurance policies	1,649	3,753	3,129
Proceeds from sale of real estate and equipment	8,693	639	8,129
Net cash provided by (used for) investing activities from continuing operations	5,672	(7,158)	725
Net cash provided by investing activities from discontinued operations	--	--	1,661
Net cash provided by (used for) investing activities	5,672	(7,158)	2,386
Cash Flows from Financing Activities
Proceeds from borrowings	78,000	66,650	150,000
Payments of debt	(79,000)	(107,311)	(183,624)
Stock issued under employee stock option and purchase plans	376	821	950
Debt issuance costs	--	--	(231)
Cash dividends paid	(2,490)	(8,384)	(10,318)
Purchase of treasury stock	(1,074)	(1,652)	(926)
Net cash used for financing activities from continuing operations	(4,188)	(49,876)	(44,149)

Net cash used for financing activities from discontinued operations	--	--	--
Net cash used for financing activities	(4,188)	(49,876)	(44,149)

Effect of exchange rate changes on cash	1,761	(2,083)	1,657

Net change in cash and cash equivalents	24,646	(19,673)	4,600
Cash and cash equivalents at beginning of year	8,984	28,657	24,057
Cash and cash equivalents at end of year	$33,630	$8,984	$28,657

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$3,071	$6,378	$9,921
Income taxes, net of refunds	$9,068	$5,002	$10,314
Capital expenditures included in accounts payable at year end	$495	$0	$1,082

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

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  We evaluated subsequent events through the date and time our consolidated financial statements were issued.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments purchased with a maturity of three months or less.  These investments are carried at cost, which approximates fair value.  At June 30, 2010 and 2009, the Company’s cash was comprised solely of cash on deposit.

Trading Securities

The Company purchases investments in connection with the KEYSOP Plan for certain retired executives and for its non-qualified defined contribution plan for employees who exceed certain thresholds under our traditional 401(k) plan.  These investments are classified as trading and reported at fair value.  The investments generally consist of mutual funds, are included in other non-current assets and amounted to $5.7 million and $4.9 million at June 30, 2010 and 2009, respectively.

Accounts Receivable Allowances

The Company has provided an allowance for doubtful accounts reserve which represents the best estimate of probable loss inherent in the Company’s account receivables portfolio.  This estimate is derived from the Company’s knowledge of its end markets, customer base, products, and historical experience.

The changes in the allowances for uncollectible accounts during 2010, 2009 and 2008 were as follows (in thousands):

	2010	2009	2008
Balance at beginning of year	$2,636	$3,299	$3,339
Provision charged to expense	564	155	732
Write-offs, net of recoveries	(622)	(818)	(772)
Balance at end of year	$2,578	$2,636	$3,299

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

Property, Plant and Equipment

Property, plant and equipment are reported at cost less accumulated depreciation.  Depreciation is recorded on assets over their estimated useful lives, generally using the straight-line method.  Lives for property, plant and equipment are as follows:

Buildings	40 to 50 years
Leasehold improvements	Lesser of term or useful life
Machinery and equipment	8 to 15 years
Furniture and Fixtures	3 to 10 years
Computer hardware and software	3 to 7 years

Routine maintenance costs are expensed as incurred.  Major improvements are capitalized.  Major improvements to leased buildings are capitalized as leasehold improvements and depreciated over the lesser of the lease term or the life of the improvement.

Goodwill and Identifiable Intangible Assets

All business combinations are accounted for using the purchase method, and goodwill and identifiable intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Identifiable intangible assets that are not deemed to have indefinite lives are amortized on an accelerated basis over the following useful lives:

Customer relationships	15 to 16 years
Patents	8.5 to 12 years
Non-compete agreements	4 years
Other	6.2 to 10 years

See discussion of the Company’s assessment of impairment in Note 5 – Goodwill, and Note 6 – Intangible Assets.

Assets Held for Sale

Assets held for sale are reported at the lower of the assets’ carrying amount or fair value, less costs to sell.  At June 30, 2010, assets held for sale of $2.3 million consisted of excess real estate and was included in other current assets in the consolidated balance sheet.  At June 30, 2009, assets held for sale of $2.9 million were classified as other non-current assets and were also comprised of excess real estate.

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

Level 1 – Quoted prices in active markets for identical assets and liabilities.  The Company’s KEYSOP and deferred compensation plan assets consist of shares in various mutual funds (for the deferred compensation plan, investments are participant-directed) which invest in a broad portfolio of debt and equity securities.  These assets are valued based on publicly quoted market prices for the funds’ shares as of the balance sheet dates.  For pension assets, securities are valued based on quoted market prices for securities held directly by the trust.

Level 2 – Inputs, other than quoted prices in an active market, that are observable either directly or indirectly through correlation with market data.   For foreign exchange forward contracts and interest rate swaps, the Company values the instruments based on the market price of instruments with similar terms, which are based on spot and forward rates as of the balance sheet dates.  The Company has considered the creditworthiness of counterparties in valuing all assets and liabilities.  For pension assets held in commingled funds, the Company values investments based on the net asset value of the funds, which are derived from the quoted market prices of the underlying fund holdings.

Level 3– Unobservable inputs based upon the Company’s best estimate of what market participants would use in pricing the asset or liability.  The Company does not hold any Level 3 instruments as of the balance sheet dates.

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

The fair values of our financial instruments at June 30, 2010 and 2009 were (in thousands):

	2010
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - KEYSOP assets	$ 5,018	$ 5,018	$ -	$ -
Marketable securities - deferred compensation plan	670	670	-	-
Foreign Exchange contracts	106	-	106	-

Financial Liabilities
Foreign Exchange contracts	$ 31	-	$ 31	-
Interest rate swaps	920	-	920	-

	2009
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - KEYSOP assets	$ 4,387	$ 4,387	$ -	$ -
Marketable securities - deferred compensation plan	477	477	-	-
Foreign Exchange contracts	25	-	25	-

Financial Liabilities
Foreign Exchange contracts	$ 296	-	$ 296	-
Interest rate swaps	1,799	-	1,799	-

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

Revenue Recognition

The Company’s product sales are recorded when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectability is reasonably assured. For products that include installation, and if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete.  Revenues under certain fixed price contracts are generally recorded when deliveries are made.

Cost of Goods Sold and Selling, General and Administrative Expenses

The Company includes expenses in either cost of goods sold or selling, general and administrative categories based upon the natural classification of the expenses.  Cost of goods sold includes expenses associated with the acquisition, inspection, manufacturing and receiving of materials for use in the manufacturing process.  These costs include inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs as well as depreciation, amortization, wages, benefits and other costs that are incurred directly or indirectly to support the manufacturing process.  Selling, general and administrative includes expenses associated with the distribution of our products, sales effort, administration costs and other costs that are not incurred to support the manufacturing process.  The Company records distribution costs associated with the sale of inventory as a component of selling, general and administrative expenses in the Consolidated Statements of Operations.  These expenses include warehousing costs, outbound freight charges and costs associated with distribution personnel.  Our gross profit margins may not be comparable to those of other entities due to different classifications of costs and expenses.

Research and Development

Research and development expenditures are expensed as incurred.  Total research and development costs charged to expense were $3.6 million, $3.9 million, and $4.1 million for the years ended June 30, 2010, 2009, and 2008, respectively.

Warranties

The expected cost associated with warranty obligations on our products is recorded when the revenue is recognized.  The estimate of warranty cost is based on contract terms and historical warranty loss experience that is periodically adjusted for recent actual experience. Because warranty estimates are forecasts that are based on the best available information, claims costs may differ from amounts provided. Adjustments to initial obligations for warranties are made as changes in the obligations become reasonably estimable.

The changes in warranty reserve during 2010, 2009, and 2008 were as follows (in thousands):

	2010	2009	2008
Balance at beginning of year	$4,821	$4,987	$4,387
Warranty expense	2,827	1,497	5,238
Warranty claims	(2,887)	(1,663)	(4,638)
Balance at end of year	$4,761	$4,821	$4,987

Stock-Based Compensation Plans

Restricted stock awards generally vest over a three-year period and generally have a maturity of three years.  Compensation expense associated with these awards is recorded based on their grant-date fair values and is generally recognized on a straight-line basis over the vesting period.  Compensation cost for an award with a performance condition is based on the probable outcome of that performance condition.  The stated vesting period is considered non-substantive for retirement eligible participants.  Accordingly, the Company recognizes any remaining unrecognized compensation expense when a participant achieves retirement eligibility.

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

Derivative Instruments and Hedging Activities

The Company recognizes all derivatives on its balance sheet at fair value.

Forward foreign currency exchange contracts are periodically used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign purchases of materials, dividends and loan payments from subsidiaries.  The Company enters into such contracts for hedging purposes only.  For hedges of intercompany loan payments, the Company records derivative gains and losses directly to the statement of operations due to the general short-term nature and predictability of the transactions.

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

The Company does not hold or issue derivative instruments for trading purposes.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues.  The Company accounts for uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit, assuming that the matter in question will be raised by the tax authorities.  Interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense.

Earnings Per Share

(share amounts in thousands)	2010	2009	2008
Basic – Average Shares Outstanding	12,440	12,326	12,291
Effect of Dilutive Securities – Stock Options and Restricted Stock Awards	245	--	104
Diluted – Average Shares Outstanding	12,685	12,326	12,395

Both basic and dilutive income are the same for computing earnings per share.  There were no outstanding instruments that had an anti-dilutive effect at June 30, 2010.  Options to purchase 106,497 shares and 234,602 restricted shares were not included in the computation of diluted earnings per share for the year ended June 30, 2009, due to the Company’s net loss for the period.  Instruments which were not included in the computation of diluted earnings per share because to do so would have had an anti-dilutive effect, totaled 5,240 shares for the year ended June 30, 2008.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820)—Improving Disclosures About Fair Value Measurements.  The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The new disclosures and clarifications of existing disclosures are effective for the Company's third quarter of fiscal year 2010.  Other than requiring additional disclosures, the adoption of this new guidance did not and will not have a material impact on the Company's consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 — Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 amends ASC 605-25 — Revenue Recognition — Multiple-Element Arrangements.  The update replaces the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price.  ASU 2009-13 also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements.  The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available.  The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but then requires retrospective application of its provisions from the beginning of the fiscal year.  We will adopt the amendment provisions of ASU 2009-13 on July 1, 2010; the adoption of this standard is not expected to have a material impact on our financial condition, results of operations or cash flows.

In April 2010, the FASB issued ASU 2010-17 — Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions.  ASU 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date.  Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption.  We will adopt this provision on July 1, 2010; the adoption of this standard is not expected to have a material impact on our financial condition, results of operations or cash flows.

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

3.  INVENTORIES

Inventories are comprised of (in thousands):

June 30	2010	2009
Raw materials	$ 34,329	$ 36,391
Work in process	20,640	22,616
Finished goods	14,585	16,627
Total	$ 69,554	$ 75,634

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses and were $20.3 million, $23.4 million, and $29.4 million in 2010, 2009, and 2008, respectively.

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

June 30	2010	2009
Land, buildings and
leasehold improvements	$80,765	$92,817
Machinery, equipment and other	148,493	150,604
Total	229,258	243,421
Less accumulated depreciation	136,031	134,809
Property, plant and equipment - net	$93,227	$108,612

Depreciation expense for the years ended June 30, 2010, 2009, and 2008 totaled $11.1 million, $12.2 million, and $13.2 million, respectively.

5.  GOODWILL

Goodwill and certain indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount of the asset.  The Company’s annual test for impairment is performed using a May 31st measurement date.

The Company has identified our reporting units for impairment testing as its twelve operating segments, which are aggregated into five reporting segments as disclosed in Note 18 – Industry Segment Information.

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

2010 Impairment Analysis

In the fourth quarter of 2010, the Company performed its annual impairment test on goodwill and other indefinite-lived intangible assets.  As a result, the Company determined that the fair value of the reporting units and indefinite-lived intangible assets exceeded their respective carrying values.  Therefore, no impairment charges were recorded during 2010.

2009 Impairment Analysis

Due to deterioration in the U.S. equity and credit markets and industry-wide declines in profitability, the Company’s market capitalization decreased below its book value during the third quarter of 2009.  After taking into consideration this triggering event, the Company concluded that an interim assessment was required and measured goodwill for impairment as of March 31, 2009.

The Company completed Step 1 of the impairment test and determined that the carrying value of the Associated American Industries (“AAI”) reporting unit within the Food Service Equipment Group exceeded its fair value.  Based on the allocation of the unit’s fair value in accordance with Step 2, it was determined that goodwill and trademarks at AAI were impaired.  As a result, the Company determined that the fair value of the goodwill at AAI was approximately $29 million compared to a carrying value of $47 million resulting in an impairment of $17.9 million.  In addition, intangible assets were assessed for impairment.  Based upon those assessments, it was determined the fair value of a non-amortizing intangible asset included in the AAI reporting unit was impaired, and recognized an impairment of $3.4 million related to the carrying value of AAI’s trademarks.

The Company updated its assessment of goodwill impairment as of its annual measurement date of May 31, 2009.  No additional impairments were recorded as a result of this update.

While the Company believes that estimates of future cash flows are reasonable, changes in assumptions could significantly affect valuations and result in impairments in the future.  The most significant assumption involved in the Company’s determination of fair value is the cash flow projections of each reporting unit.  Certain reporting units have been significantly impacted by the current global economic downturn, specifically the Air Distribution Products Group, which has been significantly impacted by the declines in new housing starts and other factors impacting residential housing.  If the effects of the current global economic environment are protracted or the recovery is slower than projected, estimates of future cash flows for each reporting unit may be insufficient to support the carrying value of the reporting units, requiring the Company to re-assess its conclusions related to fair value and the recoverability of goodwill.

Changes to goodwill during the years ended June 30, 2010 and 2009 are as follows (in thousands):

	2010	2009
Balance at beginning of year	$101,722	$120,650
Additions	--	1,557
Impairment charge	--	(17,939)
Foreign currency translation	1,082	(2,546)
Balance at end of year	$102,804	$101,722

6.  INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	Customer
	Relationships	Trademarks	Other	Total

June 30, 2010
Cost	$21,055	$8,808	$4,165	$34,028

Accumulated amortization	(12,162)	--	(4,075)	(16,237)
Balance, June 30, 2010	$8,893	$8,808	$90	$17,791

June 30, 2009
Cost	$21,402	$8,808	$4,409	$34,619
Accumulated amortization	(9,977)	--	(4,192)	(14,169)
Balance, June 30, 2009	$11,425	$8,808	$217	$20,450

Amortization expense (excluding impairment) for the years ended June 30, 2010, 2009, and 2008 totaled $2.5 million, $3.3 million, and $3.9 million, respectively.  At June 30, 2010, aggregate amortization expense is estimated to be $2.0 million in fiscal 2011, $1.6 million in fiscal 2012, $1.2 million in fiscal 2013, $1.0 million in fiscal 2014, and $0.8 million in fiscal 2015.

As discussed in Note 5 - Goodwill, the Company identified trademarks within the AAI operating segment that were impaired and therefore recorded an asset impairment charge of $3.4 million in the Food Service Equipment Group during 2009.

7.  DEBT

Debt is comprised of the following (in thousands):

	2010	2009
Bank credit agreements	$90,000	$91,000
Other, due 2018 (0.45%
effective rate at June 30, 2010)	3,300	3,300
Total	93,300	94,300
Less current portion	-	-
Total long-term debt	$93,300	$94,300

Bank Credit Agreements

The Company has in place a five year, $150 million unsecured revolving credit facility (the “facility”) with seven participating banks which originated in September 2007.  Funds available under the facility may be used for general corporate purposes or to provide financing for acquisitions.  Borrowings under the agreement bear interest at a rate equal to LIBOR plus an applicable percentage based on our consolidated leverage ratio, as defined by the agreement.  As of June 30, 2010, the effective rate of interest for outstanding borrowings under the facility was 1.26%.  Including the impact of interest rate swaps, the effective rate of interest at June 30, 2010, was 3.94%.  The Company is required to pay an annual fee of 0.125% on the maximum credit line. The Company had the ability to borrow an additional $60.0 million under the facility at June 30, 2010.

The Company also utilizes two uncommitted money market credit facilities to help manage daily working capital needs.  These unsecured facilities, which are renewed annually, provide for a maximum aggregate credit line of $15 million.  No amounts were outstanding under these facilities at June 30, 2010 and 2009.  At June 30, 2010, and 2009, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $15.6 million and $14.3 million, respectively

Loan Covenants and Repayment Schedule

Our funded debt agreements contain certain customary affirmative and negative covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes (“EBIT”) to interest expense for the trailing twelve months of at least 3:1.  EBIT is defined in the revolving credit facility to specifically exclude extraordinary and certain defined items such as non-cash restructuring charges and goodwill impairment.  At June 30, 2010, the Company’s Interest Coverage Ratio was 10.90:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month EBITDA, defined as EBIT plus Depreciation and Amortization, may not exceed 3.5:1. At June 30, 2010, the Company’s Leverage Ratio was 1.73:1.

Consolidated Net Worth – The Company is required to maintain a Consolidated Net Worth of at least $163.7 million plus 50% of cumulative net income since the inception of the agreement. Consolidated Net Worth is defined as the Company’s net worth as adjusted for unamortized pension losses (not to exceed $40 million) and certain foreign exchange gains and losses.

At June 30, 2010, the Company’s Consolidated Net Worth was $225.5 million, $12.3 million greater than the required amount of $213.2 million.

Debt is due as follows (in thousands):

2011	-
2012	-
2013	90,000
2014	-
2015	-
Thereafter	3,300

The carrying value of borrowings under the facility exceeded its estimated fair value by $3.9 million and $6.2 million at June 30, 2010 and 2009, respectively.

8.  ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	2010	2009
Payroll and employee benefits	$21,284	$15,505
Workers' compensation	4,019	5,408
Other	15,380	15,989
Total	$40,683	$36,902

9.  DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps

In July 2008 and June 2010, the Company entered into a series of interest rate swap agreements designed to manage exposure to interest rates on the Company’s variable rate indebtedness.  The swap agreements convert interest payments on borrowings under our revolving credit agreement from variable rates based on LIBOR to a weighted average fixed rate of 3.55% based on the Company’s effective credit spread at June 30, 2010.  The fair value of the swaps recognized in accrued expenses and in other comprehensive income at June 30, 2010 and 2009 is as follows (in thousands):

				Fair Value at June 30,
Effective Date	Notional Amount	Fixed Interest Rate	Maturity	2010	2009
July 14, 2008	10,000,000	2.92%	July 14, 2009	-	(22)
July 10, 2008	18,500,000	2.95%	July 10, 2009	-	(42)
July 14, 2008	30,000,000	3.35%	July 19, 2010	(77)	(864)
July 10, 2008	30,000,000	3.38%	July 28, 2010	(76)	(871)
June 1, 2010	5,000,000	2.495%	May 26, 2015	(148)	-
June 1, 2010	5,000,000	2.495%	May 26, 2015	(148)	-
June 4, 2010	10,000,000	2.395%	May 26, 2015	(243)	-
June 9, 2010	5,000,000	2.34%	May 26, 2015	(108)	-
June 18, 2010	5,000,000	2.38%	May 26, 2015	(120)	-
				(920)	(1,799)

The Company reported no losses for the years ended June 30, 2010, 2009, and 2008, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income into earnings as an adjustment to interest expense.  Because the 2008 swaps mature in July 2010, $0.2 million of accumulated other comprehensive income at June 30, 2010 is expected to be recognized in the first quarter of fiscal 2011.  Accumulated other comprehensive income related to the 2010 swaps is not expected to be recognized until their maturity in 2015.

Foreign Exchange Contracts

At June 30, 2010 and 2009, the Company’s outstanding forward foreign exchange contracts were not material.

10.  INCOME TAXES

The components of income (loss) from continuing operations before income taxes are as follows (in thousands):

	2010	2009	2008
U.S. Operations	$27,359	($8,781)	$14,627
Non-U.S. Operations	12,037	8,485	15,116
Total	$39,396	($296)	$29,743

The Company utilizes the asset and liability method of accounting for income taxes.  Deferred income taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws.  The components of the provision for income taxes on continuing operations (in thousands) were as shown below:

	2010	2009	2008
Current:
Federal	$3,264	$2,358	$5,805
State	250	778	1,150
Non-U.S.	2,602	2,021	3,971
Total Current	6,116	5,157	10,926

Deferred:
Federal	$5,150	($2,777)	($125)
State	928	(714)	(637)
Non-U.S.	(758)	(72)	295
Total Deferred	5,320	(3,563)	(467)
Total	$11,436	$1,594	$10,459

A reconciliation from the U.S. Federal income tax rate on continuing operations to the total tax provision is as follows (in thousands):

	2010	2009	2008
Provision at statutory tax rate	13,395	(102)	10,409
State taxes	778	259	334
Foreign rate differential	(2,245)	(887)	(782)
Impact of foreign repatriation	-	-	407
Change in US tax classification	-	(1,812)	-
Impairment of goodwill	-	6,099	-
Federal tax credits	(33)	(992)	(247)
Other	(459)	(971)	338

Effective income tax provision	11,436	1,594	10,459

Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, size of the Company’s income or loss and any one-time activities occurring during the period.

The Company’s income tax provision from continuing operations for the fiscal year ended June 30, 2010 was impacted by a benefit of $1.1 million from the reversal of a deferred tax asset valuation allowance primarily related to foreign loss carryforwards whose recovery was assessed as more likely than not based on events occurring during the year ended June 30, 2010.

The Company’s income tax provision from continuing operations for the fiscal year ended June 30, 2009 was impacted by the following items (i) a benefit of $0.8 million from the reversal of income tax contingency reserves that were determined to be no longer needed due to the expiration of applicable limitation statutes, (ii) the $21.3 million impairment for which only $1.3 million of tax benefit could be realized as the goodwill had no tax basis, (iii) a benefit totaling $1.7 million from the reversal of the deferred tax liability that was no longer required due to a change in the U.S. tax classification of one of our foreign entities, (iv) a benefit of $0.6 million related primarily to the retroactive extension of the R&D credit recorded during the second quarter and (v) a benefit related to the receipt of $1.1 million of nontaxable life insurance proceeds during the first quarter and other minor adjustments.

Significant components of the Company’s deferred income taxes are as follows (in thousands):

	2010	2009
Deferred tax liabilities:
Depreciation and amortization	$ (25,055)	$ (27,163)

Deferred tax assets:
Accrued compensation	4,523	3,270
Accrued expenses and reserves	7,549	10,273
Pension	16,345	15,054
Inventory	1,916	1,879
Other	1,012	1,356
Net operating loss and
credit carry forwards	4,167	4,601
Total deferred tax asset	35,512	36,433

Less: Valuation allowance	(367)	(851)
Net deferred tax asset	$ 10,090	$ 8,419

The Company estimates the degree to which deferred tax assets, including net operating loss and credit carry forwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss carry forwards that it believes will more likely than not go unrealized.  The valuation allowances at June 30, 2010 apply to the tax benefit of foreign and state loss carry forwards, which management has concluded that it is more likely than not that these tax benefits will not be realized.  The increase (decrease) in the valuation allowance totaled ($0.5 million), ($1.2 million) and $0.4 million in 2010, 2009, and 2008, respectively.

As of June 30, 2010, the Company had state net operating loss ("NOL") and credit carry forwards of approximately $27.8 million and $1.3 million, respectively, which may be available to offset future state income tax liabilities and expire at various dates from 2011 through 2030.  In addition, the Company had foreign NOL carry forwards of approximately $6.2 million, $6.1 million of which carry forward indefinitely and $0.1 million that carry forward for 5 years.

The Company’s income taxes currently payable for federal and state purposes have been reduced by the benefit of the tax deduction in excess of recognized compensation cost from employee stock compensation transactions.  The provision for income taxes that is currently payable has not been adjusted by approximately ($0.2) million and $0.1 million of such benefits of the Company that have been allocated to capital in excess  (deficit) of par value in 2010 and 2009, respectively.

A provision has not been made for U.S. or additional non-U.S. taxes on $37.4 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. It is not practicable to estimate the amount of tax that might be payable. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. Accordingly, we believe that U.S. tax on any earnings that might be repatriated would be substantially offset by U.S. foreign tax credits.

The total provision for income taxes included in the consolidated financial statements was as follows (in thousands):

	2010	2009	2008
Continuing operations	$11,436	$1,594	$10,459
Discontinued operations	441	(2,100)	(477)
	$11,877	($506)	$9,982

The changes in the amount of gross unrecognized tax benefits during 2010 were as follows (in thousands):

	2010	2009	2008
Beginning Balance	$2,346	$3,196	$2,830
Additions based on tax positions related to the current year	110	745	439
Additions for tax positions of prior years	-	-	-
Reductions for tax positions of prior years	(674)	(690)	(73)
Settlements	-	(905)	-

Ending Balance	$1,782	$2,346	$3,196

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

Country

    Years Ending June 30,

United States

2007 to 2010

Canada

2007 to 2010

Ireland

2007 to 2010

Portugal

2007 to 2010

United Kingdom

2009 to 2010

The Company’s policy is to include interest expense and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations.  At June 30, 2010 and June 30, 2009, the Company had approximately $0.1 million and $0.2 million, respectively, accrued for interest expense on unrecognized tax benefits.

11.  COMMITMENTS

The Company leases certain property and equipment under agreements with initial terms ranging from one to twenty years. Rental expense related to continuing operations for the years ended June 30, 2010, 2009, and 2008 were approximately $4.7 million, $4.8 million and $5.4 million, respectively.  At June 30, 2010, the gross minimum annual rental commitments under noncancelable operating leases, principally real estate, were approximately $4.4 million in 2011, $3.3 million in 2012, $2.5 million in 2013, $1.8 million in 2014, $1.4 million in 2015, and $3.4 million thereafter.  These amounts are offset by sublease income of $0.2 million in 2011, $0.4 million in 2012, $0.6 million in 2013, $0.5 million in 2014, $0.3 million in 2015 and less than $0.1 million thereafter.

In September 2007, Standex Air Distribution Products, Inc. (“ADP”), a subsidiary of the Company, sold its manufacturing facility located in Philadelphia and leased back approximately two-thirds of the floor space of the facility.  The lease has an initial term of ten years with two consecutive additional five-year options to renew.  The net proceeds from the sale, after transaction and other related costs, were $7.2 million resulting in a gain of approximately $2.3 million which was deferred and is being recognized in proportion to the lease payments expensed over the initial 10-year lease term.  The deferred gain is classified as other non-current liabilities on the balance sheet.

The Company is an obligor for certain assigned leases to Berean Christian Bookstores (“Berean”), an operation disposed of by the Company in 2006.  As the former owner of Berean, the Company is party under a number of operating leases which were assigned to the purchaser of the business for the remaining initial terms of the leases at the stated lease costs.  The Company remained responsible for these leases until the expiration of the initial terms.  In the second quarter of 2009, noting Berean’s deteriorating operating performance and precarious financial position, the Company recorded liabilities of $2.9 million, net of estimated subleases, in anticipation of the impairment of leases remaining under the obligation.

In June 2009, Berean filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code and, in July 2009, its assets were sold to a third party under Section 363 of the Code.   The new owner of the Berean assets is infusing capital into the business, and we believe the Berean bookstores can now be operated successfully as a going concern.  As part of this transaction, the Company agreed to provide lease supplement payments to the new owner of the Berean assets.  These payments included an upfront payment of $0.5 million and additional payments totaling $1.2 million which will be made in equal monthly installments through December 2011.  The Company remains an obligor of the leases assumed by the new owner, however, the Company’s obligation has been reduced for locations where the new owner was able to obtain rent concessions.  In addition, the Company remains responsible for three sites formerly operated by Berean.  Liabilities associated with these three leases, net of expected subleases at current market rates, total $1.3 million at June 30, 2010.  Subsequent to these transactions, the aggregate amount of our obligations in the event of default is $4.4 million at June 30, 2010.

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

During 2008, the Company entered into an Administrative Order on Consent (“AOC”) with the U.S. Environmental Protection Agency (“EPA”) related to the removal of various PCB-contaminated materials and soils at a site where the Company leased a building and conducted operations from 1967-1979.  The Company established an accrual of $2.0 million related to the matter in 2008 and an additional $2.0 million in 2009.  As the site is the former location of the Club Products and Monarch Aluminum divisions, the charge was included in results from discontinued operations for the period.  Remediation efforts were substantially completed during the 3rd quarter of 2009, and the Company received a closing letter from the EPA in October 2009.

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

Total compensation cost recognized in income for equity based compensation awards was $3.8 million, $2.4 million, and $2.4 million for the years ended June 30, 2010, 2009 and 2008, respectively.  The total income tax benefit recognized in the consolidated income statement for equity-based compensation plans was $1.3 million, $0.8 million, and $0.9 million for the years ended June 30, 2010, 2009 and 2008, respectively.

At June 30, 2010, 438,892 shares of common stock were reserved for issuance under various compensation plans.

Restricted Stock Awards

The Company may award shares of restricted stock to eligible employees and non-employee directors of the Company at no cost, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights during the restriction period.  Such shares and rights are subject to forfeiture if certain employment conditions are not met.  During the restriction period, recipients of the shares are entitled to dividend equivalents on such shares, providing that such shares are not forfeited.  Dividends are accumulated and paid out at the end of the restriction period.  During 2010, 2009 and 2008 the Company granted 110,278, 64,091, and 70,351 shares, respectively, of restricted stock to eligible participants.  Restrictions on the stock awards lapse between fiscal 2011 and fiscal 2013, with the exception of one award which vests upon the employee’s retirement.  For the years ended June 30, 2010, 2009 and 2008, $1.7 million, $1.4 million, and $1.1 million, respectively, was recognized as compensation expense related to restricted stock awards.  Substantially all awards are expected to vest.

A summary of stock options and restricted stock awards activity during the year ended June 30, 2010 is as follows:

	Stock Options			Restricted Stock Awards
		Weighted
	Number	Average	Aggregate	Number	Aggregate
	of	Exercise	Intrinsic	of	Intrinsic
	Shares	Price	Value	Shares	Value

Outstanding, July 1, 2009	7,060	$19.90	--	174,602	$1,561,383
Granted	--	--		110,278
Exercised / vested	--	--	--	(40,910)	788,002
Canceled	(7,060)	19.90		(3,800)
Outstanding, June 30, 2010	--	--	--	240,170	$6,088,310

Restricted stock awards granted during 2010, 2009 and 2008 had a weighted average grant date fair value of $18.33, $24.19, and $22.63, respectively.  The grant date fair value of restricted stock awards is determined based on the closing price of the Company’s common stock on the date of grant.  The total intrinsic value of awards exercised during the years ended June 30, 2010, 2009, and 2008 was $0.8 million, $0.9 million, and $0.9 million, respectively.

As of June 30, 2010, there was $2.0 million of unrecognized compensation costs related to awards expected to be recognized over a weighted-average period of 1.34 years.

Executive Compensation Program

The Company operates a compensation program for key employees.  The plan contains both an annual component as well as long-term component.  Under the annual component, participants are required to defer 20% (and may elect to defer up to 50%) of their annual incentive compensation in restricted stock which is purchased at a discount to the market.  Additionally, non-employee directors of the Company may defer a portion of their director’s fees in restricted stock units which is purchased at a discount to the market.  During the restriction period, recipients of the shares are entitled to dividend equivalents on such units, providing that such shares are not forfeited.  Dividend equivalents are accumulated and paid out at the end of the restriction period.  The restrictions on the units expire after three years.  At June 30, 2010 and 2009, respectively, 92,599 and 99,437 shares of restricted stock units are outstanding and subject to restrictions that lapse between fiscal 2011 and fiscal 2013.  The compensation expense associated with this incentive program is charged to income over the restriction period.  The Company recorded compensation expense related to this program of $0.3 million, $0.4 million, and $0.2 million for the years ended June 30, 2010, 2009 and 2008, respectively.

The fair value of the awards under the annual component of this incentive program is measured using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model are as follows:

	2010	2009	2008
Range of risk-free interest rates	1.37%	2.45%	4.11%
Range of expected life of option grants (in years)	3	3	3
Expected volatility of underlying stock	44.5%	44.5%	34.9%
Expected quarterly dividends (per share)	$0.05	$0.21	$0.21

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

The awards granted by the Committee on September 2, 2009 provided that the PSUs will be converted to shares of common stock if the Company’s EBITDA (earnings before interest, taxes, depreciation and amortization) and return on assets meet specified levels approved by the Committee.  A participant’s right to any shares that are earned will vest in three equal installments.  An executive whose employment terminates prior to the vesting of any installment for a reason other than death, disability, retirement, or following a change in control, will forfeit the shares represented by that installment. In certain circumstances, such as death, disability, or retirement, PSUs are paid on a pro-rata basis.  In the event of a change in control, vesting of the awards granted is accelerated.  The awards granted by the Committee during fiscal 2009 expired without vesting due to failure to meet the performance criteria.

A summary of the awards activity under the executive compensation program during the year ended June 30, 2010 is as follows:

	Annual Component			Performance Stock Units
		Weighted
	Number	Average	Aggregate	Number	Aggregate
	of	Exercise	Intrinsic	of	Intrinsic
	Shares	Price	Value	Shares	Value

Non-vested, July 1, 2009	99,437	$17.31	--	30,000	$348,000
Granted	18,602	8.70		159,800

Vested	(25,440)	21.37	(54,867)	(81,901)	2,073,590
Expired	--	--		(4,833)
Non-vested, June 30, 2010	92,599	$14.46	1,008,279	103,066	$2,612,723

Restricted stock awards granted under the annual component of this program in fiscal 2010, 2009 and 2008 had a grant date fair value of $13.12, $28.98, and $23.54, respectively.  The PSU’s granted in fiscal 2010, 2009 and 2008 had a grant date fair value of $17.45, $23.43, and $24.20, respectively.  The total intrinsic value of awards vested under the executive compensation program during the years ended June 30, 2010, 2009 and 2008 was $2.0 million, $1.5 million, and $0.7 million, respectively.

The Company recognized compensation expense related to the PSU’s of $1.8 million, $0.7 million, and $1.2 million for the years ended June 30, 2010, 2009 and 2008, respectively.  The total unrecognized compensation costs related to non-vested performance share units was $1.1 million at June 30, 2010 which is expected to be recognized over a weighted average period of 2.0 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan that allows employees to purchase shares of common stock of the Company at a discount from the market each quarter.  Shares of our stock may be purchased by employees quarterly at 95% of the fair market value on the last day of each quarter.  Shares of stock reserved for the plan were 129,406 at June 30, 2010.  Shares purchased under this plan aggregated 17,790, 30,634, and 27,808, in 2010, 2009 and 2008, respectively at an average price of $21.15, $14.12, and $19.06, respectively.

14.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows (in thousands):

June 30	2010	2009
Foreign currency translation adjustment	$ 6,542	$ 8,902
Unrealized pension losses (net of tax benefit of $43.3 million and $36.1 million, respectively)	(72,375)	(60,343)
Unrealized loss on derivative instruments (net of tax benefit of $0.3 million and $0.6 million, respectively)	(623)	(1,150)
Accumulated other comprehensive loss	$ (66,456)	$ (52,591)

15.  DISCONTINUED OPERATIONS AND DISPOSITIONS

In 2007, the Company sold substantially all the assets of the Berean Christian Stores (“Berean”) business in an all cash deal resulting in the recognition of a pre-tax gain of $0.2 million.  As the former owner of Berean, the Company is party under a number of operating leases which were assigned to the purchaser of the business for the remaining initial terms of the leases at the stated lease costs.  The Company remained an obligor of these leases until the expiration of the initial terms.  In the second quarter of 2009, noting Berean’s deteriorating operating performance and precarious financial position, the Company recorded liabilities of $2.9 million, net of estimated subleases, in anticipation of the impairment of leases remaining under the obligation.

In June 2009, Berean filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code and, in July 2009, its assets were sold to a third party under Section 363 of the Code.   The new owner of the Berean assets is infusing capital into the business, and we believe the Berean bookstores can now be operated successfully as a going concern.  As part of this transaction, the Company agreed to provide lease supplement payments to the new owner of the Berean assets.  These payments included an upfront payment of $0.5 million and additional payments totaling $1.2 million which will be made in equal monthly installments through December 2011.  The Company remains an obligor of the leases assumed by the new owner, however, the Company’s obligation has been reduced for locations where the new owner was able to obtain rent concessions.  In addition, the Company remains responsible for three sites formerly operated by Berean.  Liabilities associated with these three leases, net of expected subleases at current market rates, total $1.3 million at June 30, 2010.  Subsequent to these transactions, the aggregate amount of our obligations in the event of default is $4.4 million at June 30, 2010..

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

Earnings (losses) from discontinued operations include the following results for the years ended June 30 (in thousands):

	2010	2009	2008

Net sales	$ --	$ --	$ --
Berean lease impairment (net of tax benefit of $0.2 million, $1.1 million, and $0, respectively)	(413)	(1,834)	--
EPA remediation recovery (expense) (net of tax (provision) benefit of ($0.9 million), $0.8 million, and $0.8 million, respectively)	1,434	(1,293)	(1,238)
Other loss from discontinued operations (net of tax benefit of $0.2 million, $0.2 million, and $0.1 million, respectively)	(282)	(388)	(176)
Gains from disposal (net of taxes of $0, $0, and $0.4 million, respectively)	--	--	640
Total net earnings (loss) from discontinued operations	$739	($3,515)	($774)

The Company has $2.3 million of accrued liabilities related to discontinued operations in its balance sheet at June 30, 2010, primarily related to accrued lease liabilities for Berean.

16.  RESTRUCTURING

The Company has undertaken cost reduction and facility consolidation initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

Year Ended June 30,
2010

Involuntary
Employee
Severance
and Benefit
	Costs	Other	Total
Workforce Reduction	$ 991	$ 64	$ 1,055
Consolidation of Global Manufacturing Footprint	877	1,840	2,717
Total expense	$ 1,868	$ 1,904	$ 3,772

2009

Workforce Reduction	$ 1,288	$ -	$ 1,288
Consolidation of Global Manufacturing Footprint	1,819	4,732	6,551
Total expense	$ 3,107	$ 4,732	$ 7,839

2008

Consolidation of Global Manufacturing Footprint	$ 459	$ 131	$ 590

 Workforce Reduction

In response to the recession taking place in the current macroeconomic environment and its impact on the Company, management reduced the number of salaried and indirect labor employees via workforce reductions. During 2009, the Company reduced its U.S.-based workforce by approximately 25%.  During 2010, the Company made additional reductions which primarily affected our international headcount.

Activity in the reserves for the Workforce Reduction is as follows (in thousands):

	Involuntary
	Employee
	Severance
	and Benefit
	Costs	Other	Total
Restructuring Liabilities at June 30, 2008	$ -	$ -	$ -
Additions	1,288	-	1,288
Payments	(1,234)	-	(1,234)
Restructuring Liabilities at June 30, 2009	$ 54	$ -	$ 54
Additions	991	64	1,055
Payments	(867)	(64)	(931)
Restructuring Liabilities at June 30, 2010	$ 178	$ -	$ 178

Consolidation of Global Manufacturing Footprint

As part of the Company’s ongoing effort to generate operational efficiencies and in response to downturn in certain markets served by the Company’s operating segments, the Company has closed several of its manufacturing facilities and consolidating production.  These costs are composed primarily of severance, other termination benefits, and expenses associated with the relocation of the plants’ production capacities to other facilities.  Activities related to the most recent of these closures were largely completed during the first half of 2010.  The liabilities associated with this initiative are expected to be paid though 2011.

Additionally, during 2010, the Company recorded a net realizable value reduction of $0.8 million ($0.5 million net of tax) related to the sale of the former Bakers Pride facility in New Rochelle, New York, which was completed in the second quarter of 2010, and a $0.5 million ($0.3 million net of tax) net realizable value reduction related to the Air Distribution Products facility in Bartonville, Illinois, which is currently classified as an asset held for sale by the Company.  These reductions were offset by a gain of $0.5 million from the sale of a consolidated Engraving Group facility in Europe and a gain of $0.6 million due to the settlement of the Bartonville multi-employer pension liability at an amount lower than previously expected.

Activity in the reserves related to optimization of the Company’s manufacturing locations is as follows (in thousands):

	Involuntary
	Employee
	Severance
	and Benefit
	Costs	Other	Total
Restructuring Liabilities at June 30, 2007	$ 105	$ -	$ 105
Additions	459	131	590
Payments	(486)	(131)	(617)
Restructuring Liabilities at June 30, 2008	$ 78	$ -	$ 78
Additions	1,819	4,732	6,551
Payments	(1,604)	(1,271)	(2,875)
Restructuring Liabilities at June 30, 2009	$ 293	$ 3,461	$ 3,754
Additions	752	825	1,577
Payments	(898)	(4,103)	(5,001)
Restructuring Liabilities at June 30, 2010	$ 147	$ 183	$ 330

The Company’s total restructuring expenses by segment are as follows (in thousands):

Year Ended June 30,
2010

	Involuntary
	Employee
	Severance
	and Benefit
	Costs	Other	Total
Food Service Equipment Group	$ 520	$ 2,055	$ 2,575
Air Distribution Products Group	166	112	278
Engraving Group	1,045	(270)	775
Electronics and Hydraulics Group	49	7	56
Corporate	88	--	88
Total expense	$ 1,868	$ 1,904	$ 3,772

	2009
Food Service Equipment Group	$ 1,009	$ 402	$ 1,411
Air Distribution Products Group	1,054	3,913	4,967
Engraving Group	413	281	694
Electronics and Hydraulics Group	475	136	611
Corporate	156	--	156
Total expense	$ 3,107	$ 4,732	$ 7,839

	2008
Engraving Group	$ 205	$ 55	$ 260
Electronics and Hydraulics Group	254	76	330
Total expense	$ 459	$ 131	$ 590

17.  EMPLOYEE BENEFIT PLANS

Retirement Plans

The Company has defined benefit pension plans covering certain employees both inside and outside of the U.S. All pension benefits accruing under the U.S. salaried defined benefit plan and the supplemental defined benefit plan have been frozen as of December 31, 2007.

Plan assets are generally invested in equity securities (exclusive of common stock of the Company) debt, and global balanced securities.  Contributions for U.S. plans are generally equal to the minimum amounts required by federal laws and regulations.  Foreign plans are funded in accordance with the requirements of regulatory bodies governing each plan.

Net periodic benefit cost for U.S. and non-U.S. plans included the following components (in thousands):

	U.S. Plans			Foreign Plans
	Year Ended June 30,			Year Ended June 30,
	2010	2009	2008	2010	2009	2008
Service Cost	$314	$565	$3,153	$127	$150	$180
Interest Cost	12,887	12,966	12,306	1,735	1,766	2,062
Expected return on plan assets	(15,601)	(16,859)	(16,770)	(1,506)	(1,578)	(2,046)
Recognized net actuarial loss	1,777	1,404	2,194	253	330	653
Amortization of prior service cost (benefit)	172	169	195	(61)	(60)	(65)
Amortization of transition obligation (asset)	2	2	1	--	--	--
Curtailment	--	--	--	(180)	--	--
Net periodic benefit cost (benefit)	($449)	($1,753)	$1,079	$368	$608	$784

The following table sets forth the funded status and amounts recognized as of June 30, 2010 and 2009 for our U.S. and foreign defined benefit pension plans (in thousands):

U.S. Plans	Foreign Plans

	Year Ended June 30,		Year Ended June 30,
	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$186,153	$191,708	$29,575	$35,261
Service cost	314	565	127	150
Interest cost	12,887	12,966	1,735	1,766
Plan participants' contributions	--	--	47	49
Actuarial loss (gain)	27,385	(5,574)	5,041	(827)
Benefits paid	(13,809)	(13,747)	(1,360)	(1,230)
Plan Amendments	--	235	--	--
Curtailment	--	--	(682)	--
Foreign currency exchange rate	--	--	(3,341)	(5,595)
Projected benefit obligation at end of year	$212,930	$186,153	$31,142	$29,574

Change in plan assets
Fair value of plan assets at beginning of year	$149,656	$191,803	$22,432	$28,965
Actual return on plan assets	$23,304	($28,592)	3,417	(790)
Employer contribution	15,198	192	1,830	71
Plan participants' contribution	--	--	370	356
Benefits paid	(13,809)	(13,747)	(1,360)	(1,230)
Foreign currency exchange rate	--	--	(2,392)	(4,940)
Fair value of plan assets at end of year	$174,349	$149,656	$24,297	$22,432

Funded Status	($38,581)	($36,497)	($6,845)	($7,142)

Amounts recognized in the consolidated balance sheets consist of:

Current liabilities	($189)	($184)	($292)	($330)
Non-current liabilities	(38,392)	(36,313)	(6,553)	(6,813)
Net amount recognized	($38,581)	($36,497)	($6,845)	($7,143)

Unrecognized net actuarial loss	$105,703	$87,799	$9,889	$8,493
Unrecognized prior service cost	775	948	(412)	(535)
Accumulated other comprehensive income, pre-tax	$106,478	$88,747	$9,477	$7,958

The accumulated benefit obligation for all defined benefit pension plans was $241.5 million and $213.1 million at June 30, 2010 and 2009, respectively.

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $4.9 million and $0.1 million, respectively.

Plan Assets and Assumptions

The fair values of the Company’s pension plan assets at June 30, 2010 by asset category, as classified in the three levels of inputs described in Note 1 under the caption Fair Value of Financial Instruments, are as follows (in thousands):

	June 30, 2010
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$ 16,084	$ 1,726	$ 14,358	$ -
Common and preferred stocks	76,239	13,837	62,402	-
U.S. Government securities	31,218	-	31,218	-
Corporate bonds and other fixed income securities	59,676	258	59,417	-

Other	15,429	-	15,429	-
	$198,646	$ 15,822	$182,824	$ -

Asset allocation at June 30, 2010, and target asset allocations for 2010 are as follows:

Plan Assets
	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
	2010	2009	2010	2009
Asset Category
Equity securities	33%	37%	35%	39%
Debt securities	27%	37%	58%	59%
Global balanced securities	24%	26%	--	--
Other	16%	--	7%	2%
Total	100%	100%	100%	100%

	2010
Asset Category – Target	U.S.	U.K.	Ireland
Equity securities	35%	33%	70%
Debt and market neutral securities	30%	67%	20%
Global balanced securities	25%	--	--
Other	10%	--	10%
Total	100%	100%	100%

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

Year Ended June 30	2010	2009	2008
Plan assumptions - obligation
Discount rate	4.40 - 5.90%	5.75 - 7.20%
Rate of compensation increase	3.50 - 3.80%	3.50 - 3.70%

Plan assumptions - cost
Discount rate	5.90 - 7.20%	6.15 - 7.00%	5.25 - 6.50%
Expected return on assets	6.30 - 8.35%	6.50 - 8.65%	6.75 - 8.80%
Rate of compensation increase	3.50 - 3.70%	3.50 - 4.25%	3.70 - 4.00%

Included in the above are the following assumptions relating to the obligations for defined benefit pension plans in the United States at June 30, 2010: a discount rate of 5.9% and a rate of compensation increase of 3.5%.  At June 30, 2009, the assumptions were a discount rate of 7.2% and rate of compensation increase of 3.5%.  The U.S. defined benefit pension plans represent the majority of our pension obligations.  The expected return on plan assets assumption is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds.  The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.

Expected benefit payments for the next five years are as follows: 2011, $15.3 million; 2012, $15.4 million; 2013, $15.6 million; 2014, $15.6 million; 2015, $15.6 million and thereafter, $81.0 million.  The Company expects to make $0.5 million of contributions to its pension plans in 2011.

The Company operates a defined benefit plan in Germany which is unfunded. Certain U.S. employees are covered by union-sponsored, multi-employer pension plans.  Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans.  Pension expense for these plans was $1.4 million, $1.4 million, and $1.7 million in 2010, 2009, and 2008, respectively.

Retirement Savings Plans

The Company has two primary employee savings plans, one for salaried employees and one for hourly employees.  Substantially all of our full-time domestic employees are covered by these savings plans.  Under the provisions of the plans, employees may contribute a portion of their compensation within certain limitations.  The Company, at the discretion of the Board of Directors, may make contributions on behalf of our employees under the plans.  During the third quarter of 2009, the Company announced that it would suspend employer matching contributions to its savings plans, with the exception of obligations under collective bargaining agreements.  The suspension of contributions began in April 2009, and contributions were reinstated at the beginning of calendar year 2010.  Company contributions were $1.7 million, $4.6 million, and $3.2 million for the years ended June 30, 2010, 2009, and 2008, respectively.  At June 30, 2010, the salaried plan holds approximately 250,000 shares of Company common stock, representing approximately 9% of the holdings of the plan.

Other Plans

Certain retired executives are covered by an Executive Life Insurance Program.  During 2003, two executives retired and the Board of Directors approved benefits under this plan of approximately $5.6 million. The aggregate present value of current vested and outstanding benefits to all participants was approximately $1.0 million, and $1.4 million at June 30, 2010 and 2009, respectively, and will be paid over the next four years.

Key Employee Share Option Plan (KEYSOP)

In fiscal 2002, we created a Key Employee Share Option Plan (the “KEYSOP”).  The purpose of the KEYSOP is to provide alternate forms of compensation to certain key employees of the Company commensurate with their contributions to the success of our activities.  Under the KEYSOP, certain employees are granted options by the Compensation Committee and designated property is purchased by the Company and placed in a Rabbi trust.  The option price set at the date of the grant is 25% of the fair value of the underlying assets.  During fiscal 2003, the Company granted options to two key employees prior to their retirement.  Assets associated with the plan were $5.0 million and $4.4 million at June 30, 2010 and 2009, respectively.  As of June 30, 2010 and 2009, the Company has recorded a liability in other long term liabilities of approximately $3.8 million and $3.2 million respectively associated with the grants made.

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

The following table sets forth the funded status of the postretirement benefit plans and accrued postretirement benefit cost reflected in the consolidated balance sheet at year end (in thousands):

	Year Ended June 30,
	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$1,806	$1,870
Service cost	8	9
Interest cost	124	125
Plan participants' contributions	40	38
Actuarial loss (gain)	94	(30)
Benefits paid	(208)	(206)
Accumulated benefit obligation at end of year	$1,864	$1,806

Change in plan assets
Fair value of plan assets at beginning of year	$--	$--
Employer contribution	168	168
Plan participants' contribution	40	38

Benefits paid	(208)	(206)
Foreign currency exchange rate		--
Fair value of plan assets at end of year	$0	$0

Funded Status	($1,864)	($1,806)

Amounts recognized in the consolidated balance sheets consist of:

Current liabilities	($148)	($163)
Non-current liabilities	(1,716)	(1,643)
Net amount recognized	($1,864)	($1,806)

Accumulated other comprehensive income, pre-tax
Unrecognized net actuarial loss	($990)	($1,167)
Unrecognized transition obligation	687	911
Net amount recognized	($303)	($256)

Components of Net Periodic Benefit Cost (in thousands)

	Year Ended June 30,
	2010	2009	2008
Service Cost	$8	$9	$11
Interest Cost	124	125	125
Recognized net actuarial gain	(83)	(84)	(93)
Amortization of transition obligation	224	224	225
Net periodic benefit cost	$273	$274	$268

The estimated net actual loss (gain) and transition obligation for the postretirement benefits that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $(0.1) million and $0.2 million, respectively.

The assumed weighted average discount rate was 5.90% and 7.20% as of June 30, 2010 and 2009, respectively.  A 1% increase in the assumed health care cost trend rate does not impact either the accumulated benefit obligation or the net postretirement cost, as the employer contribution for each participant is a fixed amount.

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

Industry Segments (in thousands)	Net Sales			Depreciation and Amortization
	2010	2009	2008	2010	2009	2008
Food Service Equipment	$337,578	$350,358	$381,254	$6,257	$7,021	$7,642
Air Distribution Products	50,974	66,534	88,334	999	967	1,311
Engraving	77,372	77,311	92,167	3,569	3,646	4,339
Engineering Technologies	58,732	51,693	51,615	1,406	1,405	1,125
Electronics and Hydraulics	53,798	61,190	84,171	1,881	2,088	2,185
Corporate and Other	--	--	--	295	414	511
Total	$578,454	$607,086	$697,541	$14,407	$15,541	$17,113

	Income From Operations			Capital Expenditures
	2010	2009	2008	2010	2009	2008
Food Service Equipment	$39,682	$9,900	$31,460	$2,233	$1,277	$3,663
Air Distribution Products	(3,186)	713	(340)	66	182	482
Engraving	9,395	7,028	9,611	1,115	1,878	2,140
Engineering Technologies	13,843	8,667	9,770	359	297	2,980
Electronics and Hydraulics	4,888	3,459	8,106	566	2,055	1,322
Restructuring charge	(3,772)	(7,839)	(590)	--	--	--
Gain on sale of real estate	1,405	--	--	--	--	--
Corporate	(19,989)	(15,907)	(19,088)	264	--	402
Total	$42,266	$6,021	$38,929	$4,603	$5,689	$10,989
Interest expense	(3,624)	(6,532)	(9,510)
Other, net	754	215	324
Income from continuing operations
before income taxes	$39,396	($296)	$29,743

	Goodwill			Property, Plant & Equipment
	2010	2009		2010	2009
Food Service Equipment	$45,590	$45,598		$36,476	$45,006
Air Distribution Products	14,933	14,933		8,194	8,916
Engraving	19,839	20,048		19,849	22,548
Engineering Technologies	186	186		15,250	16,269
Electronics and Hydraulics	22,256	20,957		8,578	9,842
Corporate & Other	--	--		4,880	6,031
Total	$102,804	$101,722		$93,227	$108,612

	Non-U.S. Operations
	2010	2009	2008
Net sales	$86,215	$78,277	$100,340
Income from operations	11,378	8,209	14,508
Long-lived assets	14,245	16,334	19,469

Given the nature of our corporate expenses, management has concluded that it would not be appropriate to allocate the expenses associated with corporate activities to our operating segments.  These corporate expenses include the costs for the corporate headquarters, salaries and wages for the personnel in corporate, professional fees related to corporate matters and compliance efforts, stock-based compensation and post-retirement benefits related to our corporate executives, officers and directors, and other compliance related costs.  The Company has a process to allocate and recharge certain direct costs to the operating segments when such direct costs are administered and paid at corporate.  Such direct expenses that are recharged on an intercompany basis each month include such costs as insurance, workers’ compensation programs, audit fees and pension expense.  The accounting policies applied by the reportable segments are the same as those described in the Summary of Accounting Policies footnote to the consolidated financial statements.  There are no differences in accounting policies which would be necessary for an understanding of the reported segment information.

19.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended June 30, 2010 and 2009 are as follows (in thousands, except for per share data):

	2010
	First	Second	Third	Fourth
Net sales	$152,109	$138,853	$135,411	$152,081
Gross profit	49,188	44,696	41,289	48,230
Net income (loss)	9,782	5,954	4,601	8,362
EARNINGS PER SHARE
Basic	0.79	0.48	0.37	0.67
Diluted	0.78	0.47	0.36	0.66

	2009
	First	Second	Third	Fourth
Net sales	$180,695	$155,510	$130,970	$139,911
Gross profit	57,118	45,580	32,000	41,277
Net income	4,994	2,149	(18,225)	5,677
EARNINGS PER SHARE
Basic	0.41	0.17	(1.48)	0.46
Diluted	0.40	0.17	(1.48)	0.45

Note:  Basic and diluted earnings per share are computed independently for each reporting period.  Accordingly, the sum of the quarterly earnings per share amounts may not agree to the year-to-date amounts.

20.  SUBSEQUENT EVENT

Subsequent to the end of fiscal 2010, the Company completed the sale of an excess facility located in Lyon, France.  The Company anticipates recording a pretax gain of approximately $3.9 million and will realize cash proceeds of $3.6 million, net of associated costs.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Standex International Corporation

Salem, New Hampshire

We have audited the accompanying consolidated balance sheets of Standex International Corporation and subsidiaries (the "Company") as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Standex International Corporation and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

August 27, 2010

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.  Controls and Procedures

The management of the Company including its Chief Executive Officer, and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2010, that the disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is  (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of our fiscal year (ended June 30, 2010) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Based on the Company’s processes, as described above, management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of June 30, 2010 to provide reasonable assurance of achieving its objectives.  These results were reviewed with the Audit Committee of the Board of Directors.  Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on the Company’s internal control over financial reporting, which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Standex International Corporation

Salem, New Hampshire

We have audited the internal control over financial reporting of Standex International Corporation and subsidiaries (the "Company") as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2010 of the Company and our report dated August 27, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

August 27, 2010

Item 9B.  Other Information

On August 25, 2010, the Compensation Committee of the Board of Directors authorized the amending of the existing employment agreements between the Company and certain of its executives, including all of the “named executive officers” for proxy reporting purposes, to state that the lump sum payment to be received by such executives upon “termination,” as defined in the agreements, following a change in control, shall be based upon the higher of the most recent annual bonus paid to the executive or his or her target bonus amount under the annual incentive program, as in effect immediately prior to the change in control.  Presently, the lump sum payment is based upon the most recent annual bonus paid to the executive.  As a result, the lump sum payment to which an executive will be entitled in such circumstances will be based upon the executive’s then current base salary plus the higher of the most recent annual bonus paid to the executive or his or her target bonus amount under the Company’s annual incentive program as in effect immediately prior to the change in control.

The amending of the agreement does not apply to any executive whose agreement did not provide for such a lump sum payment.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission (“SEC”) a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended June 30, 2010 (the “Proxy Statement”).  The information required by this item and not provided in Part 1 of this report under Item 1 “Executive Officers of Standex” is incorporated by reference from the Proxy Statement under the captions “Election of Directors,” “Stock Ownership in the Company,” “Other Information Concerning the Company, Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 11.  Executive Compensation

Information regarding executive compensation is incorporated by reference from the Proxy Statement under the captions and sub-captions:  “Executive Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” “2010 Summary Compensation Table,” “Other Information Concerning the Company Board of Directors and Its Committees,” and “Directors Compensation.”

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

The Equity Compensation Plan table below presents information regarding the Company’s equity based compensation plan at June 30, 2010.

(A)	(B)	(C)
Number of Securities
Remaining Available

	Number of Securities	Weighted-Average	For Future Issuance
	To Be Issued Upon	Exercise Price Of	Under Equity
	Exercise Of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants And Rights	And Rights	reflected in Column (A))

Equity compensation plans approved by
stockholders	409,502	$3.27	438,892

Equity compensation plans not approved
by stockholders	--	--	--

Total	409,502	$3.27	438,892

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

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)

Financial Statements

Financial Statements covered by the Report of Independent Registered Public Accounting Firm

(A)

Consolidated Statements of Operations for the fiscal years ended June 30, 2010, 2009 and 2008

(B)

Consolidated Balance Sheets as of June 30, 2010 and 2009

(C)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended June 30, 2010, 2009 and 2008

(D)

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2010, 2009 and 2008

(E)

Notes to Consolidated Financial Statements

    (2)

Financial Statements Schedule

The following financial statement schedule is included as required by Item 8 to this report on Form 10-K

Schedule II – Valuation and Qualifying Accounts is included in the Notes to Consolidated Financial Statements

All other schedules are not required and have been omitted

    (3)

Exhibits

       Incorporated

Exhibit

       by Reference

   Filed

Number

                    Exhibit Description

Form

     Date

Herewith

(b)

3.

(i)

Restated Certificate of Incorporation of Standex,

10-Q

12/31/1998

dated October 27, 1998 filed as Exhibit 3(i).

(ii)

By-Laws of Standex, as amended, and restated on

8-K

10/30/2008

October 28, 2008 filed as Item 5.03, Exhibit 3.(b)

4.

(a)

Agreement of the company, dated September 15, 1981,

10-K

6/30/1981

to furnish a copy of any instrument with respect to

certain other long-term debt to the Securities and

Exchange Commission upon its request filed as

Exhibit 4.

10.

(a)

Amended and Restated Employment Agreement

X

dated August 25, 2010 between the Company

and Roger L. Fix*

(b)

Amended and Restated Employment Agreement

X

dated August 25, 2010 between the Company

and John Abbott*

(c)

Amended and Restated Employment Agreement

X

dated August 25, 2010 between the Company

and Thomas D. DeByle*

(d)

Amended and Restated Employment Agreement

X

dated August 25, 2010 between the Company

and Deborah A. Rosen*

(e)

Amended and Restated Employment Agreement

X

dated August 25, 2010 between the Company

and James L. Mettling*

(f)

Standex International Corporation 2008 Long

8-K

10/30/2008

Term Incentive Plan, effective October 28, 2008

Filed as Exhibit 10.*

(g)

Standex International Corporation Executive

10-Q

3/31/2001

Security Program, as amended and restated on

January 31, 2001 filed as Exhibit 10(a).*

(h)

Standex International Corporation Executive Life

10-K

6/30/2001

Insurance Plan effective April 27, 1994 and as

Amended and restated on April 25, 2001 filed

as Exhibit 10(k).*

(i)

Standex International Corporation Supplemental

10-K

6/30/1995

Retirement Plan adopted April 26, 1995 and

Amended on July 26, 1995 filed as Exhibit 10(n).*

(j)

Standex International Corporation Key Employee

10-K

6/30/2003

Share Option Plan dated June 27, 2002 filed

as Exhibit 10(p).*

(k)

Form of Indemnification Agreement for directors

8-K

5/5/2008

and executive officers of the Company filed as

Item 1.01, Exhibit 10.*

(l)

Executive Officer long-term performance share

8-K

8/28/2008

Unit awards filed as Item 5.02.*

(m)

Executive Officer long-term and annual incentive

8-K

8/31/2005

awards filed as Item 1.01.*

(n)

Standex Deferred Compensation Plan for highly

8-K

1/31/2008

compensated employees filed as Item 5.02.*

(o)

Annual and long term incentive awards to the

8-K

8/31/2005

Named Executive Officers of the Company under

the 1998 Long-Term Incentive Plan of the Company

granted on August 30, 2005 filed as Item 1.01.*

(p)

Standex International Corporation Amended and

8-K

10/31/2005

Restated 1998 Long-Term Incentive Plan filed

as Exhibit 10.1*

(q)

Restricted stock Unit Award granted to Roger L.

8-K

1/27/3006

Fix dated January 25, 2006 filed as Item 1.01.*

(r)

Credit Agreement dated December 31, 2005

10-Q

12/31/2005

between the Company and co-lead arrangers

KeyBank National Association and banc of

America Securities LLC and other lending

institution for a five-year revolving senior credit

facility filed as Exhibit 10.

(s)

Grant of annual performance awards consisting of

8-K

9/2/2006

target incentives for fiscal year 2007 to Named

Executive Officers of the Company under the 1998

Long-Term Incentive Plan of the Company granted

on August 30, 2006 filed as Item 1.01.*

(t)

Grant of long term performance awards and stock

8-K

9/15/2006

awards to Named Executive Officers of the Company

under the 1998 Long-Term Incentive Plan of the

Company granted on September 11, 2006 filed

as Item 1.01.*

(u)

Amendment to Directors’ Compensation Program

8-K

11/2/2006

for members of the Board of Directors of the

Company filed as Item 1.01.*

(v)

Stock Purchase Agreement dated January 9, 2007

8-K

1/11/2007

among the Company and the shareholders of

Associated American Industries, Inc. for the

acquisition by the Company of all of the outstanding

shares of stock of AAII filed as Items 1.01, 2.01 and 9.01.

(w)

Grant of annual performance share units consisting

8-K

8/28/2007

of target incentives for fiscal year 2008 to Named

Executive Officers of the Company under the 1998

Long-Term Incentive Plan of the Company granted

On August 28, 2007 field as Item 5.02(e).*

(x)

Grant of annual performance share units consisting

8-K

9/19/2007

of target incentives for fiscal year 2008 to Roger L.

Fix and John Abbott under the 1998 Long-Term

Incentive Plan of the Company granted on

September 19, 2007 and filed as Item 5.02(e).*

14.

Code of Ethics for chief Executive Officer and

10-K

6/30/2005

Senior Financial Officers is incorporated by

reference as Exhibit 14.

21.

Subsidiaries of Standex International Corporation

X

23.

Consent of Independent Registered Public

X

Accounting Firm

24.

Powers of Attorney of Charles H. Cannon, Thomas E.

X

Chorman, William R. Fenoglio, Gerald H. Fickenscher,

Daniel B. Hogan, H. Nicholas Muller, III, Ph. D.,

Deborah A. Rosen and Edward J. Trainor

31.1

Rule 13a-14(a) Certification of President and

X

Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Vice President and

X

Chief Financial Officer

32.

Section 1350 Certification

X

*   Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on August 27, 2010.

STANDEX INTERNATIONAL CORPORATION

(Registrant)

/s/ ROGER L. FIX

Roger L. Fix

President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on August 27, 2010:

Signature

Title

/s/ ROGER L. FIX

President/Chief Executive Officer

Roger L. Fix

/s/ THOMAS D. DEBYLE

Vice President/Chief Financial Officer

Thomas D. DeByle

/s/ SEAN VALASHINAS

Chief Accounting Officer

Sean Valashinas

Roger L. Fix, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on August 27, 2010 as attorney-in-fact for the following directors of the Registrant:

Charles H. Cannon	Thomas E. Chorman
William R. Fenoglio	H. Nicholas Muller, III, Ph.D.
Gerald H. Fickenscher	Deborah A. Rosen
Daniel B. Hogan	Edward J. Trainor

/s/ ROGER L. FIX

Roger L. Fix

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

The Company will furnish its 2010 Proxy Statement and proxy materials to security holders subsequent to the filing of the annual report on this Form.  Copies of such material shall be furnished to the Commission when they are sent to security holders.

INDEX TO EXHIBITS

PAGE

10(a)

Amended and Restated Employment Agreement between the Company and Roger L. Fix

10(b)

Amended and Restated Employment Agreement between the Company and John Abbott

10(c)

Amended and Restated Employment Agreement between the Company and Thomas D. DeByle

10(d)

Amended and Restated Employment Agreement between the Company and Deborah A. Rosen

10(e)

Amended and Restated Employment Agreement between the Company and James L. Mettling

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

CEO, Solar LED Innovations,LLC

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

Operating Management

FOOD SERVICE EQUIPMENT GROUP

John Abbott

Group Vice President of Food Service Equipment Group

Cooking Solutions Group

E. J. Morrow

President

Refrigerated Solutions Group

Charles Dullea

President

American Foodservice

Michael Palmer

President

Federal Industries

John W. Minahan

President

Master-Bilt Products

David Parks

President

Nor-Lake, Incorporated

Charles Dullea

President

Procon Products

Paul Roberts

President

AIR DISTRIBUTION PRODUCTS GROUP

Snappy/ACME/ALCO

Thomas H. Smid

President

ENGINEERING TECHNOLOGIES

Spincraft

Leonard Paolillo

President

ENGRAVING GROUP

Standex Engraving

Phillip R. Whisman

President

International Operations

Flavio Maschera

President

ELECTRONICS AND HYDRAULICS

Standex Electronics, Inc.

John Meeks

President

Custom Hoists, Inc.

Gary Carpenter

Executive Vice President

Shareholder Information

Corporate Headquarters

Standex International Corporation

11 Keewaydin Drive

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

Stockholders’ Meeting

The Annual Meeting of Stockholders will be held at 11:00 a.m. on Wednesday, October 27, 2010 at the Boston/Woburn Hilton Hotel, 2 Forbes Rd., Salon A, Woburn, MA 01801; 781-932-0999.