Form 10-Q
period 2010-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 2010-10-28
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010	Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	31-0596149
(State of incorporation)	(IRS Employer Identification No.)

11 KEEWAYDIN DRIVE, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Registrant's Common Stock outstanding on October 25, 2010 was 12,572,343

STANDEX INTERNATIONAL CORPORATION

INDEX

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Unaudited Condensed Consolidated Balance Sheets as of

September 30, 2010 and June 30, 2010

2

Unaudited Condensed Consolidated Statements of Operations for the

Three Months Ended September 30, 2010 and 2009

3

Unaudited Condensed Consolidated Statements of Cash Flows for the

Three Months Ended September 30, 2010 and 2009

4

Notes to Unaudited Condensed Consolidated Financial Statements

5

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

14

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

22

Item 4.

Controls and Procedures

24

PART II.

OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

25

Item 5.

Other Matters

25

Item 6.

Exhibits

26

PART I. FINANCIAL INFORMATION
ITEM 1.

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Balance Sheets

	September 30,	June 30,
(In thousands)	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$ 12,593	$ 33,630
Accounts receivable, net	95,966	92,520
Inventories, net	73,932	69,554
Income tax receivables	-	3,634
Prepaid expenses and other current assets	8,966	5,346
Deferred tax asset	12,575	12,351
Total current assets	204,032	217,035
Property, plant and equipment, net	92,637	93,227
Goodwill	104,511	102,804
Intangible assets, net	17,359	17,791
Other non-current assets	16,098	15,422
Total non-current assets	230,605	229,244
Total assets	$ 434,637	$ 446,279

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$ 2,500	$ -
Accounts payable	57,101	58,514
Accrued expenses	39,168	40,683
Income taxes payable	1,656	-
Current liabilities - discontinued operations	2,826	2,319
Total current liabilities	103,251	101,516
Long-term debt	60,800	93,300
Accrued pension and other non-current liabilities	62,496	59,400
Total non-current liabilities	123,296	152,700
Stockholders' equity:
Common stock, par value $1.50 per share - 60,000,000 shares
authorized, 27,984,278 issued, 12,566,121 and 12,447,891
outstanding at September 30, 2010 and June 30, 2010	41,976	41,976
Additional paid-in capital	30,510	31,460
Retained earnings	455,661	445,313
Accumulated other comprehensive loss	(61,556)	(66,456)
Treasury shares (15,418,157 shares at September 30, 2010
and 15,536,387 shares at June 30, 2010)	(258,501)	(260,230)
Total stockholders' equity	208,090	192,063
Total liabilities and stockholders' equity	$ 434,637	$ 446,279

See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	September 30,
(In thousands, except per share data)	2010	2009

Net sales	$ 157,059	$ 152,109
Cost of sales	105,997	102,921
Gross profit	51,062	49,188
Selling, general and administrative expenses	35,517	34,573
Gain on sale of real estate	(3,076)	-
Restructuring costs	981	1,557
Total operating expenses	33,422	36,130
Income from operations	17,640	13,058
Interest expense	(709)	(935)
Other non-operating income (expense)	(12)	244
Income from continuing operations before income taxes	16,919	12,367
Provision for income taxes	5,392	3,980
Income from continuing operations	11,527	8,387
Income (loss) from discontinued operations, net of income taxes	(539)	1,395
Net income	$ 10,988	$ 9,782
Basic earnings (loss) per share:
Continuing operations	$ 0.92	$ 0.68
Discontinued operations	(0.04)	0.11
Total	$ 0.88	$ 0.79
Diluted earnings (loss) per share:
Continuing operations	$ 0.90	$ 0.67
Discontinued operations	(0.04)	0.11
Total	$ 0.86	$ 0.78
Cash dividends per share	$ 0.05	$ 0.05
See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended September 30,
(In thousands)	2010	2009
Cash flows from operating activities
Net income	$ 10,988	$ 9,782
Income (loss) from discontinued operations	(539)	1,395
Income from continuing operations	11,527	8,387
Adjustments to reconcile net income to net cash provided by

operating activities:
Depreciation and amortization	3,347	3,719
Stock-based compensation	982	666
(Gain) loss from sale of investments, real estate and equipment	(3,076)	26
Non-cash portion of restructuring charges	374	1,302
Net changes in operating assets and liabilities	(4,739)	(5,464)
Net cash provided by operating activities -
continuing operations	8,415	8,636
Net cash (used in) operating activities -
discontinued operations	(276)	(1,201)
Net cash provided by operating activities	8,139	7,435
Cash flows from investing activities
Expenditures for property, plant and equipment	(1,395)	(739)
Expenditures for acquisitions, net of cash acquired	(1,316)	-
Proceeds from sale of real estate and equipment	4,645	9
Proceeds from life insurance policies	-	93
Other investing activity	(1,147)	-
Net cash provided by (used in) investing activities -
continuing operations	787	(637)
Net cash provided by investing activities -
discontinued operations	-	-
Net cash provided by (used in) investing activities	787	(637)
Cash flows from financing activities
Borrowings on revolving credit facility	7,500	18,000
Payments of debt	(37,500)	(25,000)
Activity under share-based payment plans	86	98
Excess tax benefit from share-based payment activity	96	-
Purchases of treasury stock	(839)	(364)
Cash dividends paid	(623)	(634)
Net cash (used in) financing activities -
continuing operations	(31,280)	(7,900)
Net cash (used in) financing activities -
discontinued operations	-	-
Net cash (used in) financing activities	(31,280)	(7,900)
Effect of exchange rate changes on cash and cash equivalents	1,317	172
Net change in cash and cash equivalents	(21,037)	(930)
Cash and cash equivalents at beginning of year	33,630	8,984
Cash and cash equivalents at end of period	$ 12,593	$ 8,054
See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three months ended September 30, 2010 and 2009, the cash flows for the three months ended September 30, 2010 and 2009 and the financial position of the Company at September 30, 2010.  The interim results are not necessarily indicative of results for a full year.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2010.  The condensed consolidated balance sheet at June 30, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2010.  Unless otherwise noted, references to years are to fiscal years.

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

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

The fair values of our financial instruments at September 30, 2010 and June 30, 2010 were (in thousands):

	September 30, 2010
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - KEYSOP assets	$ 5,426	$ 5,426	$ -	$ -
Marketable securities - deferred compensation plan	714	714	-	-
Foreign exchange contracts	1,189	-	1,189	-

Financial Liabilities

Interest rate swaps	$ 1,636	-	$ 1,636	-

	June 30, 2010
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - KEYSOP assets	$ 5,018	$ 5,018	$ -	$ -
Marketable securities - deferred compensation plan	670	670	-	-
Foreign exchange contracts	106	-	106	-

Financial Liabilities
Foreign exchange contracts	$ 31	-	$ 31	-
Interest rate swaps	920	-	920	-

During the three months ended September 30, 2010, there were no transfers of assets or liabilities between hierarchical levels.  The Company’s policy is to recognize transfers between levels as of the date they occur.

3)

Inventories

Inventories are comprised of the following (in thousands):

	September 30,	June 30,
	2010	2010
Raw materials	$ 35,049	$ 34,329
Work in process	21,762	20,640
Finished goods	17,121	14,585
Total	$ 73,932	$ 69,554

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and were $5.8 million for the three months ended both September 30, 2010 and 2009.

4)

Goodwill

Changes to goodwill during the three months ended September 30, 2010 were as follows (in thousands):

	Food Service Equipment Group	Air Distribution Products Group	Engraving Group	Engineering Technologies Group	Electronics and Hydraulics Group	Total
Balance at June 30, 2010	$ 45,590	$ 14,933	$ 19,839	$ 186	$ 22,256	$102,804
Acquisition	-	-	1,019	-	-	1,019
Translation adjustment and other	5	-	112	-	571	688
Balance at September 30, 2010	$ 45,595	$ 14,933	$ 20,970	$ 186	$ 22,827	$104,511

5)

Intangible Assets

Intangible assets consist of the following (in thousands):

Customer
	Relationships	Trademarks	Other	Total

September 30, 2010
Cost	$ 21,326	$ 8,808	$ 4,352	$ 34,486
Accumulated amortization	(12,840)	-	(4,287)	(17,127)
Balance, September 30, 2010	$ 8,486	$ 8,808	$ 65	$ 17,359

June 30, 2010
Cost	$ 21,055	$ 8,808	$ 4,165	$ 34,028
Accumulated amortization	(12,162)	-	(4,075)	(16,237)
Balance, June 30, 2010	$ 8,893	$ 8,808	$ 90	$ 17,791

Amortization expense for the three months ended September 30, 2010 and 2009 was $0.5 million and $0.7 million, respectively.  At September 30, 2010, amortization expense is estimated to be $1.5 million in the remainder of 2011, $1.6 million in 2012, $1.2 million in 2013, $1.0 million in 2014, and $0.8 million in 2015.

6)

Debt

The Company’s debt is due as follows at September 30, 2010 (in thousands):

Fiscal Year
2011	2,500
2012	-
2013	57,500
2014	-
2015	-
Thereafter	3,300
$ 63,300

The Company has in place a $150 million unsecured revolving credit facility which expires in September 2012.  As of September 30, the Company has the ability to borrow $92.5 million under this facility.  The Company also utilizes two uncommitted money market credit facilities to help manage daily working capital needs.  Amounts outstanding under these facilities were $2.5 million and $0 at September 30, 2010 and June 30, 2010, respectively.

The carrying value of the current borrowings under the facility exceeds their estimated fair value by $2.0 million at September 30, 2010.

7) Derivative Financial Instruments

Interest Rate Swaps

From time to time as dictated by market opportunities, the Company enters into interest rate swap agreements designed to manage exposure to interest rates on the Company’s variable rate indebtedness.  The Company recognizes all derivatives on its balance sheet at fair value. The Company has designated its interest rate swap agreements, including those that are forward-dated, as cash flow hedges, and changes in the fair value of the swaps are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swaps will be reported by the Company in interest expense.

The Company’s effective swap agreements convert the base borrowing rate on $30.0 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 2.42 % at September 30, 2010.  The Company also has an additional $10.0 million of forward-dated swap agreements that do not become effective until 2012.  The fair value of the swaps recognized in accrued expenses and in other comprehensive income is as follows (in thousands):

				Fair Value (in thousands)
Effective Date	Notional Amount	Fixed Rate	Maturity	September 30, 2010	June 30, 2010
July 14, 2008	30,000,000	3.35%	July 19, 2010	$ -	$ (77)
July 10, 2008	30,000,000	3.38%	July 28, 2010	-	(76)
June 1, 2010	5,000,000	2.495%	May 26, 2015	(279)	(148)
June 1, 2010	5,000,000	2.495%	May 26, 2015	(279)	(148)
June 4, 2010	10,000,000	2.395%	May 26, 2015	(512)	(243)
June 9, 2010	5,000,000	2.34%	May 26, 2015	(243)	(108)
June 18, 2010	5,000,000	2.38%	May 26, 2015	(252)	(120)
September 21, 2011	5,000,000	1.28%	September 21, 2013	(30)	-
September 21, 2011	5,000,000	1.595%	September 22, 2014	(41)	-
				$ (1,636)	$ (920)

The Company reported no losses for the three months ended September 30, 2010, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income into earnings as an adjustment to interest expense.  Accumulated other comprehensive loss related to these instruments is being amortized into earnings when the hedged exposure affects interest expense.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign purchases of materials and loan payments to and from subsidiaries.  The Company enters into such contracts for hedging purposes only.  For hedges of intercompany loan payments, the Company has not elected hedge accounting due to the general short-term nature and predictability of the transactions, and records derivative gains and losses directly to the statement of operations.  At September 30, 2010, the Company had outstanding forward contracts related to hedges of intercompany loans with unrealized gains of $1.2 million. The unrealized gains on these instruments approximate the transaction loss on the related loans, and substantially all of these instruments were settled in October 2010. At June 30, 2010, the amount of outstanding forward foreign exchange contracts was not material.

8)

Retirement Benefits

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three months ended September 30, 2010 and 2009 consisted of the following components:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009

Service cost	$ 111	$ 78	$ 10	$ 32
Interest cost	3,038	3,222	406	449
Expected return on plan assets	(3,944)	(3,900)	(362)	(390)
Recognized net actuarial loss	1,086	444	146	66
Amortization of prior service cost	36	44	(14)	(16)
Net periodic benefit cost	$ 327	$ (112)	$ 186	$ 141

The Company expects to pay $0.5 million in required contributions to the plans during 2011.  No contributions were made during the three months ended September 30, 2010.

9)

Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2010 was 31.9% compared with 32.2% for the three months ended September 30, 2009.

10)

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2010	2009
Basic - Average shares outstanding	12,501	12,409
Effect of dilutive securities - Stock options and
unvested stock awards	255	189
Diluted - Average shares outstanding	12,756	12,598

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share.  No options to purchase common stock were excluded from the calculation of diluted earnings per share as anti-dilutive for the three months ended September 30, 2010 and 2009, respectively.

60,642 and 78,900 performance stock units are excluded from the diluted earnings per share calculation as the performance criteria have not been met for the three months ended September 30, 2010 and 2009, respectively.

11)

Comprehensive Income (Loss)

Total comprehensive income (loss) and its components for the three months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Net income:	$ 10,988	$ 9,782
Other comprehensive gains (losses):
Amortization of unrealized pension and OPEB losses, net of tax	436	477
Foreign currency translation adjustment	4,908	2,459
Change in fair value of derivative instruments, net of tax	(444)	241
Comprehensive income	$ 15,888	$ 12,959

The components of accumulated other comprehensive loss are as follows (in thousands):

	September 30,	June 30,
	2010	2010
Foreign currency translation adjustment	$ 11,450	$ 6,542
Unrealized pension losses, net of tax	(71,939)	(72,375)
Unrealized loss on derivative instruments, net of tax	(1,067)	(623)
Accumulated other comprehensive loss	$ (61,556)	$ (66,456)

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

During 2008, the Company entered into an Administrative Order of Consent (“AOC”) with the U.S. Environmental Protection Agency (“EPA”) related to the removal of various PCB-contaminated materials and soils at a site where the Company leased a building and conducted operations from 1967-1979.   Remediation efforts were substantially completed during the 3rd quarter of 2009, and the Company received a closing letter from the EPA in the second quarter of 2010.  The Company actively sought the recovery of costs incurred in carrying out the terms of the AOC through negotiations with its legacy insurers.  During the three months ended September 30, 2009, the Company determined that a settlement was probable and recorded $2.3 million ($1.4 million net of tax), which is net of costs incurred to negotiate the settlement.   As expected, the settlement came to fruition in the second quarter of 2010, with a final recovery of $2.5 million ($1.6 million net of tax).  As the site is the former location of the Club Products and Monarch Aluminum divisions, the recovery has been included in results from discontinued operations for the period.

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

Net sales and income (loss) from continuing operations by segment for the three months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended September 30,
	Net Sales		Income from Operations
	2010	2009	2010	2009
Segment:
Food Service Equipment Group	$93,317	$ 91,773	$ 11,184	$ 13,301
Air Distribution Products Group	13,783	14,322	(455)	95
Engraving Group	20,638	19,187	3,937	2,361
Engineering Technologies Group	12,537	14,636	2,980	2,830
Electronics and Hydraulics Group	16,784	12,191	2,450	786
Restructuring costs			(981)	(1,557)
Gain on sale of real estate			3,076	-
Corporate			(4,551)	(4,758)
Sub-total	$157,059	$ 152,109	$ 17,640	$ 13,058
Interest expense			(709)	(935)
Other non-operating income			(12)	244
Income (loss) from continuing operations before income taxes			$ 16,919	$ 12,367

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

Three Months Ended September 30,
2010

Involuntary
Employee
Severance
and Benefit
	Costs	Other	Total
Workforce Reduction	$ 96	$ -	$ 96
Consolidation of Global Manufacturing Footprint	$ 16	$ 869	$ 885
	$ 112	$ 869	$ 981

2009

Workforce Reduction	$ 224	$ -	$ 224
Consolidation of Global Manufacturing Footprint	$ 117	$ 1,216	$ 1,333
	$ 341	$ 1,216	$ 1,557

 Workforce Reduction

In response to the recession taking place in the current macroeconomic environment and its impact on the Company, management reduced the number of salaried and indirect labor employees via workforce reductions. During 2010, with related expense carrying over into 2011, the Company made reductions which primarily affected our international headcount.

Activity in the reserves for the Workforce Reduction is as follows (in thousands):

Involuntary
Employee
Severance
and Benefit
Costs
Restructuring Liabilities at June 30, 2010	$ 178
Additions	96
Payments	(138)
Restructuring Liabilities at September 30, 2010	$ 136

Consolidation of Global Manufacturing Footprint

As part of the Company’s ongoing effort to generate operational efficiencies and in response to downturn in certain markets served by the Company’s operating segments, the Company has closed or is in the process of closing several of its manufacturing facilities and consolidating production.  These costs are composed primarily of severance, other termination benefits, and expenses associated with the relocation of the plants’ production capacities to other facilities.  The liabilities associated with this initiative are expected to be paid through 2011.

Activity in the reserves related to optimization of the Company’s manufacturing locations is as follows (in thousands):

	Involuntary
	Employee
	Severance
	and Benefit
	Costs	Other	Total
Restructuring Liabilities at June 30, 2010	$ 147	$ 183	$ 330
Additions and adjustments	(5)	838	833
Payments	(119)	(921)	(1,040)
Restructuring Liabilities at September 30, 2010	$ 23	$ 100	$ 123

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended September 30,
	2010

	Involuntary
	Employee
	Severance
	and Benefit
	Costs	Other	Total
Food Service Equipment Group	$ -	$ 802	$ 802
Air Distribution Products Group	16	67	83
Engraving Group	69	-	69
Corporate	27	-	27
Total expense	$ 112	$ 869	$ 981

	2009
Food Service Equipment Group	$ 117	$ 1,154	$ 1,271
Air Distribution Products Group	$ 4	$ 38	42
Engraving Group	171	24	195
Corporate	49	-	49
Total expense	$ 341	$ 1,216	$ 1,557

15)

Gain on Sale of Real Estate

During the quarter ended September 30, 2010, the Company completed the sale of a parcel of real estate in Lyon, France, on which it had previously operated an Engraving Group facility.  Proceeds from the sale were $4.6 million and the sale resulted in a pre-tax gain of $3.1 million, net of related costs.

16)

Discontinued Operations

As discussed in Note 12 - Contingencies, the Company recorded $2.3 million ($1.4 million net of tax) during the three months ended September 30, 2009 related to the recovery of costs previously incurred in carrying out environmental remediation efforts at the former location of the Club Products and Monarch Aluminum divisions.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Annual Report on Form 10-Q that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” "may," “will,” “expect," "believe," "estimate," "anticipate," ”intends,” "continue," or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company’s business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired.  These factors include, but are not limited to conditions in the financial and banking markets, including fluctuations in the exchange rates and the inability to repatriate foreign cash, general and international recessionary economic conditions, including the impact, length and degree of the current recessionary conditions on the customers and markets we serve and more specifically conditions in the food service equipment, automotive, construction, aerospace, energy, housing transportation and general industrial markets, lower-cost competition, the relative mix of products which impact margins and operating efficiencies, both domestic and foreign, in certain of our businesses, the impact of higher raw material and component costs, particularly steel, petroleum based products and refrigeration components,  an inability to realize the expected cost savings from restructuring activities, effective completion of plant consolidations, cost reduction efforts, including procurement savings and productivity enhancements, capital management improvements, strategic capital expenditures, and  the implementation of lean enterprise manufacturing techniques, the inability to achieve the savings expected from the sourcing of raw materials from and diversification efforts in emerging markets  and the inability to achieve synergies contemplated by the Company.  Other factors that could impact the Company include changes to future pension funding requirements and the failure by the purchaser of our former Berean bookstore chain to satisfy its obligations under those leases where the Company remains an obligor.  In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

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

Our customer base in the food service equipment, automotive, U.S. residential housing and general industrial sectors have all experienced difficult recessionary market conditions that have negatively impacted our sales volume.  During the second half of 2010, we began to see an uneven recovery indicating that our end-user markets have begun to stabilize, as evidenced by increased sales in the third and fourth quarters of 2010 and the first quarter of 2011.  We remain cautiously optimistic, however, and we continue to experience challenging market conditions in the near term, especially in the construction and housing markets.

Since the beginning of 2009, our focus had been on reducing our cost structure through company-wide headcount reductions, plant consolidations, procurement savings, and improved productivity in all aspects of our operations.  Over the course of their phase-in, these cost reduction efforts have allowed the Company to significantly improve margins and increase its bottom line despite year over year sales declines.  Substantially all of our remaining restructuring initiatives were completed last year, and we are now seeing the full impact of approximately $40 million in our annual run rate.  In addition to the focus on cost reductions, we have improved the Company’s liquidity through better working capital management, more strategic capital expenditures, and sale of excess land and buildings.  The success of these efforts is evidenced by our net debt to capital ratio of 19.6% at September 30, 2010.

In furtherance of our acquisition strategy, we completed an acquisition subsequent to the end of the quarter of the Tri-Star brand, which will provide our Food Service Equipment Group with a more complete Cooking Solutions product offering through its primary cooking product line, including high quality restaurant- and value-series range platforms.  In addition, at the beginning of the quarter, we completed the acquisition of the assets of Melco Engraving India which provided our Engraving Group with a presence in the strategic, rapidly growing, Indian geographic market.  We will continue to leverage our strong balance sheet to make accretive, “bolt-on” acquisitions that should reinforce our positions in our markets and with our customers and strengthen our strategic business groups.

We continue to focus our attention on driving market share gains in what we expect will be a highly competitive, low-growth, environment in our end-user markets.  Each of our business units has developed a series of top-line initiatives that we believe will provide opportunities for market share gains which should supplement future natural growth in our markets.  These growth initiatives include new product introductions, expansion of product offerings through private labeling, geographic expansion of sales coverage, the use of new channels of sales, leveraging strategic customer relationships, development of energy efficient products, new applications for existing products and technology, and next generation products and services for our end-user markets.  At the same time, over the past several years we have created a strong lean enterprise culture within our business units whereby we seek continuous improvement in our manufacturing processes, working capital management, and overall cost structure.

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

Results from Continuing Operations

	Three Months Ended
	September 30,
(Dollar amounts in thousands)	2010	2009
Net sales	$ 157,059	$152,109
Gross profit margin	32.5%	32.3%
Income (loss) from operations	17,640	13,058
Backlog as of September 30	112,564	101,913

Net Sales
Three Months Ended
(In thousands)	September 30, 2010
Net sales, prior period	$ 152,109
Components of change in sales:
Effect of exchange rates	(959)
Effect of acquisitions	244
Organic sales change	5,665
Net sales, current period	$ 157,059

Net sales for the first quarter of 2011 increased $5.0 million, or 3.3%, when compared to the same period of 2009.  This change was due to organic sales increases of $5.7 million, or 3.7% offset by approximately $1.0 million of unfavorable foreign exchange.  Also impacting sales was $0.2 million of revenue from our newly acquired Engraving Group operation in India.  Sales increased across all segments except the ADP Group, which is heavily dependent on new residential construction, and the Engineering Technologies Group, where revenues are historically variable due to the timing of large projects.  The Engraving and Electronics and Hydraulics Groups showed the strongest quarterly increases in sales.

Gross Profit Margin

Our gross profit margin increased to 32.5% for the first quarter of 2011 versus 32.3% in the same quarter of last year.  While gross profit margins are down in the Food Service Equipment Group and ADP Group largely due to a sharp rise in metal costs, our other groups all saw healthy increases of over 500 basis points as we successfully leveraged recent cost reductions.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses for the first quarter of 2011 were $35.5 million, or 22.6% of sales, compared to $34.6 million, or 22.7% of sales, reported for the same period a year ago.  The 10 basis point improvement came despite the reinstatement of the Company’s 401(k) match, which was absent from expense in the prior year quarter.  This improvement is reflective of our new cost structure, and we expect to further leverage this structure in the face of improved volume.

Income from Operations

Income from operations for the first quarter of 2011 was $17.6 million, compared to $13.1 million reported for the same period a year ago.  The first quarter of 2011 includes a $3.1 million gain on the sale of property from a former Engraving Group operation in Lyon, France. Excluding the impact of this gain, income from operations increased $1.5 million, or 11.5% over the prior year quarter.  The increase to operating income was driven primarily by increased sales favorably leveraging our recent cost reduction efforts.

Interest Expense

Interest expense for the first quarter of 2011 decreased $0.2 million, or 24.2%, to $0.7 million.  This decrease is due to both lower overall borrowings on the Company’s revolving credit facility and a lower effective aggregate interest rate due to the expiration of $60 million of interest rate swaps during the quarter combined with a LIBOR base rate that continues to hover near historical lows.

Other Non-Operating Income (Expense)

Other non-operating expense for the quarter totaled $0.0 million compared to prior period income of $0.2 million.

Income Taxes

Our effective tax rate for the three months ended September 30, 2010 was 31.9% compared with 32.2% for the same period last year.

Backlog

Backlog at September 30, 2010 increased $10.7 million, or 10.5%, compared to September 30, 2009.  The overall increase is attributable to increased bookings in the Food Service Equipment Group, where sales on the Refrigerated Solutions side of the Group have begun to emerge from their recessionary bottom.

Segment Analysis

Food Service Equipment Group

	Three Months Ended
	September 30,		%
	2010	2009	Change
Sales	$ 93,317	$91,773	1.7%
Income (loss) from operations	11,184	13,301	-15.9%
Operating income margin	12.0%	14.5%

Net sales in the first quarter of fiscal year 2011 increased $1.5 million, or 1.7%, from the same period last year. The effect of foreign exchange rates accounted for a sales decline of about $0.5 million.  When removing the effect of foreign exchange rate impact, sales for the quarter increased $2.1 million, or 2.2%, when compared with the same period one year earlier.  Market share gains in our Refrigerated Solutions businesses (walk-in cooler and refrigerated cabinets) overcame market softness and the negative impact of a prior year, non-recurring, large customer project rollout in our Cooking Solutions group.  Positive trends in revenue and bookings should have a positive impact in the second quarter of 2011.

Income from operations for the first quarter of 2010 declined $2.1 million, or 15.9%, from the same period last year. The Group’s return on sales decreased from 14.5% to 12.0% for the quarter.  The impact of cost reductions and the $1.5 million volume increase was offset by a combination of negative mix changes from the prior year, inflationary increases in material and labor costs, and price erosion in several of our end-user markets, none of which were individually material.

Air Distribution Products Group

	Three Months Ended
	September 30,		%
	2010	2009	Change
Sales	$13,783	$14,322	-3.8%
Income (loss) from operations	(455)	95	NM
Operating income margin	-3.3%	0.7%

Sales for the ADP Group in the first quarter of 2011 declined $0.5 million from the same quarter one year earlier, a 3.8% reduction. The change in sales was the result of the continuing low level of housing starts which was partially offset by market share gains in our traditional metal duct business, continued sales growth in the flex duct product line introduced in 2010 and the leveraging of our new facility in Dallas to enhance market penetration in Texas and Oklahoma. The ADP group also continued to broaden its product offering by introducing several new adjacent HVAC-related products in the first quarter of 2011.

Since December 2008, housing starts in the U.S., after a precipitous decline, have remained within a range of 477,000 and 679,000 annualized starts.  As such, our sales continue to remain depressed and have remained roughly flat with slight variances from quarter to quarter. ADP’s total unit volume was 2.7% lower in the first quarter of 2011 as compared to the same period in the prior year. ADP continues to pursue market share gains through its traditional wholesaler channels by expanding its sales force, focusing on underpenetrated markets, and by emphasizing our ability to service nationwide wholesalers and large “do-it-yourself” retailers through our network of factory locations and by working in conjunction with our wholesalers to target contractor business. These initiatives, along with the expansion of our product offerings described above, have kept our unit volume declines relatively low given the continued difficulties of the residential construction market.

Income from operations in the ADP segment declined $0.6 million from the first quarter of 2010 to a loss of $0.5 million. The decline in profit is the result of increases in metal costs, lower sales volume and to a lesser extent, unfavorable mix. These losses were partially offset by lower distribution and administrative costs.

Engraving Group

	Three Months Ended
	September 30,		%
	2010	2009	Change
Sales	$20,638	$19,187	7.6%
Income from operations	3,937	2,361	66.8%
Operating income margin	19.1%	12.3%

Net sales increased by $1.5 million, or 7.6%, when compared to the same period one year ago. The Group showed especially strong growth in the OEM mold texturizing, where we saw high double-digit sales growth in North America and China.  These gains were to due to a robust climate for new automotive platform launches during the period that resulted in a significant influx of business during the period.  The acquisition of our new mold texturizing operation in India added an additional $0.2 million to revenue.  Sales have thus far met our expectations and built a strong project pipeline.  Lower sales in the Roll, Plate and Machinery business partially offset the overall sales increase for the Group.  We are optimistic that pickup in quotation activity and increased capital budgets at our customers will strengthen the results of the Roll, Plate and Machinery business.

Income from operations increased by $1.6 million, or 66.8%, when compared to the same period one year ago.  As a direct result of our worldwide restructuring and lean initiative activities of a year ago, the Group’s lower cost structure has dramatically improved profitability by leveraging the added volume of the current period.  We are also seeking to benefit from low-cost sourcing for the roll engraving business and continue to see good customer response and sales growth from our investments in slush molding and laser engraving technologies.

Engineering Technologies Group

	Three Months Ended
	September 30,		%
	2010	2009	Change
Sales	$12,537	$14,636	-14.3%
Income from operations	2,980	2,830	5.3%
Operating income margin	23.8%	19.3%

Net sales declined by $2.1 million, or 14.3%, in the first quarter of 2011 when compared to the prior year. Lower sales in the aerospace, energy and defense segments were partially offset by an improvement in the aviation segment. Sales in the aerospace and energy sectors were adversely affected by project delays during the quarter. We continue to focus on diversification strategies in light of the uncertainty about federal government funding for heavy lift rocket launch vehicles.

Income from operations increased by $0.2 million, or 5.3%, in the first quarter of 2011 when compared to the prior year.  The increase was primarily due to a favorable mix driven by aerospace, aviation, and nuclear business.

Electronics and Hydraulics Group

	Three Months Ended
	September 30,		%
	2010	2009	Change
Sales	$16,784	$12,191	37.7%
Income from operations	2,450	786	211.7%
Operating income margin	14.6%	6.4%

Sales for the Group increased $4.6 million or 37.7% in the first quarter of 2011 when compared to 2010.  The increase at the Electronics unit is due to broad based improved market conditions in the automotive, medical, aerospace and industrial markets as well as market share gains from new products, penetration into new geographic areas and expanded use of existing technologies into new applications and for new customers. Reed switches and transformers were particularly strong, with year-over-year sales increasing 50% and 64%, respectively.  The Hydraulics Unit’s 28% increase in sales is a reflection of improved conditions in the North American dump truck and trailer business.  However, we still have limited near-term visibility as the market remains impacted by high inventory in the used equipment market.  Our Hydraulics operation in China is expected to become a meaningful top-line contributor in the second half of the year, as we are seeing strong quoting activity to customers in the Asia-Pacific region coming to fruition in the form of product orders.

Income from operations during the first quarter increased $1.7 million compared to the same period last year. At the Electronics unit, pricing and productivity improvements were more than sufficient to offset increased raw materials costs.  Meanwhile, the increase in sales at Hydraulics has leveraged very well due to the impact of cost reduction initiatives taken in 2009, including a facility closure and a 50% headcount reduction.

Corporate and Other

	Three Months Ended
	September 30,		%
	2010	2009	Change
Income (loss) from operations:
Corporate	$(4,551)	$(4,758)	-4.4%
Gain on sale of real estate	3,076	-	N/A
Restructuring	$ (981)	$(1,557)	-37.0%

Corporate expenses of approximately $4.6 million in the first quarter of 2011 decreased $0.2 million, or 4.4%, compared to 2010.

During the first quarter of 2011, we sold the facility related to a former Engraving Group operation in Lyon, France.  The Company recorded a gain of $3.1 million upon closure of the sale.

During the first quarter of 2010, the Company incurred restructuring charges of $1.0 million.  These charges consisted primarily of $0.8 million related to the closure of a Food Service Equipment Group facility in Dallas and $0.1 million related to a facility move in the ADP Group.  Restructuring charges of $1.6 million in the first quarter of 2010 related primarily to the closure of the Food Service Equipment Group facility in New Rochelle, New York, and the consolidation of the aforementioned Dallas facility.  Both of these facilities have been integrated into our existing facilities in Nogales, Mexico and Cheyenne, Wyoming.

Liquidity and Capital Resources

Cash flows provided by operations for the three months ended September 30, 2010, were $8.1 million compared to $7.4 million for the same period last year.  Contributing to the inflows was an increase in income from continuing operations of $3.1 million and smaller outflow due to changes in operating assets and liabilities of $0.7 million, as offset by a gain on the sale of real estate of $3.1 million.  Cash flow from investing activities consisted primarily of the sale of excess real estate, increased capital expenditures, and the acquisition of our new Engraving Group operation in India.  We paid dividends of $0.6 million and made net repayments of debt of $30.0 million during the period.

As part of our ongoing effort to improve our liquidity, we continue to emphasize disciplined working capital management.  With respect to this effort, we had working capital turns of 5.6 for both the current and prior year quarters.  We also increased inventory turns from 5.4 to 5.9 as compared to September 30, 2009.

We have in place a five year, $150 million unsecured revolving credit facility (the “facility”) with seven participating banks which originated in September 2007.  Funds available under the facility may be used for general corporate purposes or to provide financing for acquisitions.  Borrowings under the agreement bear interest at a rate equal to LIBOR plus an applicable percentage based on our consolidated leverage ratio, as defined by the agreement.  As of September 30, 2010, the effective rate of interest for outstanding borrowings under the facility was 2.62%.  We are required to pay an annual fee of 0.125% on the face amount of the facility.

The Company has undertaken several initiatives since the economic recession of 2008 to generate cash and reduce debt, including reductions in capital expenditures, improved working capital management, repatriation of foreign cash and a reduction in our dividend.  Since the prior year quarter, we have repaid additional debt of $30.0 million under our facility.  As of September 30, 2010, we had borrowings of $57.5 million.  We believe that the remaining $92.5 million available under the facility and the improved operating cash flow resulting from our various initiatives provides us with sufficient liquidity to meet our needs.

Our funded debt agreements contain certain customary affirmative and negative covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes (“EBIT”) to interest expense for the trailing twelve months of at least 3:1. EBIT is defined in the revolving credit facility to specifically exclude extraordinary and other non-recurring items such as non-cash restructuring charges and goodwill impairment. At September 30, 2010, the Company’s Interest Coverage Ratio was 11.67:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month EBITDA, defined as EBIT plus Depreciation and Amortization, may not exceed 3.5:1. At September 30, 2010, the Company’s Leverage Ratio was 1.18:1.

Consolidated Net Worth – The Company is required to maintain a Consolidated Net Worth of at least $163.7 million plus 50% of cumulative net income since the inception of the agreement. Consolidated Net Worth is defined as the Company’s net worth as adjusted for unfunded pension liabilities (not to exceed $40 million) and certain foreign exchange gains and losses.  At September 30, 2010, the Company’s Consolidated Net Worth was $236.6 million, $17.9 million greater than the required amount of $218.7 million.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect to spend approximately $10.5 million on capital expenditures during the remainder of 2011, and expect that depreciation and amortization expense for the year will be approximately $11.5 million and $2.0 million, respectively.

In July 2008, we entered into a series of swap agreements with one and two year terms effectively converting the base borrowing rate on a portion of our long-term debt from a variable rate equal to LIBOR to fixed rates.  The last of these swaps, totaling $60.0 million, expired in July 2010.  In June 2010, we entered into an additional $30.0 million of five-year floating to fixed rate swaps.  Under the currently effective swaps, we have converted the base borrowing rate on $30.0 million of debt due under the facility from LIBOR to a weighted average rate of 2.42% at September 30, 2010.  In anticipation of future borrowings to fund organic growth and acquisitions, we have also entered into two forward-dated swaps totaling $10 million that will become effective in September 2011 in order to take advantage of the current interest rate market.  Once these forward-dated swaps are effective, our weighted average base borrowing rate on the swapped portion of our debt will be 2.17%.

The following table sets forth our capitalization at September 30, 2010 and June 30, 2010:

	September 30,	June 30,
	2010	2010
Short-term debt	2,500	-
Long-term debt	60,800	93,300
Less cash and cash equivalents	12,593	33,630
Net debt	50,707	59,670
Stockholders' equity	208,090	192,063
Total capitalization	$ 258,797	$ 251,733

We sponsor a number of defined benefit and defined contribution retirement plans.  We have evaluated the current and long-term cash requirements of these plans.  Our operating cash flows from continuing operations are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The Company’s pension plan for U.S. salaried employees was frozen as of January 2008.  The fair value of the Company's U.S. pension plan assets was $189.2 million at September 30, 2010, as compared to $174.3 million at the most recent measurement date, which occurred as of June 30, 2010.  The next measurement date to determine plan assets and benefit obligations will be on June 30, 2011.  Plan asset values at the next measurement date may not exceed benefit obligations and the plan may or may not require additional future contributions.

We have an insurance program in place to fund supplemental retirement income benefits for certain retired executives.  Current executives and new hires are not eligible for this program.  At September 30, 2010, the underlying policies have a cash surrender value of $17.4 million, less policy loans of $10.5 million.  As we have the legal right of offset, these amounts are reported net on our balance sheet.  The aggregate present value of future obligations was approximately $0.9 million and $1.0 million at September 30, 2010 and June 30, 2010, respectively.

In connection with the sale of the Berean Christian Bookstores completed in August 2006, we assigned all but one lease to the buyers.  During June 2009, the Berean business filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  The Berean assets were subsequently resold under section 363 of the Code.  The new owners of the Berean business have negotiated lower lease rates and extended lease terms at certain of the leased locations.  We remain an obligor on these leases, but at the renegotiated rates and to the original term of the leases.  The aggregate amount of our obligations in the event of default is $4.1 million at September 30, 2010.

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

Critical Accounting Policies

The condensed consolidated financial statements include the accounts of Standex International Corporation and all of its subsidiaries.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements. Although we believe that materially different amounts would not be reported due to the accounting policies adopted, the application of certain accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  Our Annual Report on Form 10-K for the year ended June 30, 2010 lists a number of accounting policies which we believe to be the most critical.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At September 30, 2010, the collective fair value of the Company’s open foreign exchange contracts was not material.

Our primary translation risk is with the Euro, British Pound Sterling (Pound), Canadian Dollar, Mexican Peso, Australian Dollar and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any of these foreign currencies to the U.S. Dollar at September 30, 2010, would not result in a material change in our operations, financial position, or cash flows.  We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we use interest rate swap agreements to modify our exposure to interest rate movements.  The Company’s currently effective swap agreements convert our base borrowing rate on $30.0 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average rate of 2.42% at September 30, 2010.  Due to the impact of the swaps, an increase in interest rates would not materially impact our interest expense for the three months ended September 30, 2010.

The Company’s effective rate on variable-rate borrowings, including the impact of interest rate swaps, under the revolving credit agreement decreased from 3.94% at June 30, 2010 to 2.62% at September 30, 2010.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of September 30, 2010, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.  CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, the Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is  (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Further, there was no change in the internal controls over financial reporting during the quarterly period ended September 30, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended September 30, 2010
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 - July 31, 2010	935	$ 29.22	935	639,771

August 1 - August 31, 2010	672	29.76	672	639,099

September 1 - September 30, 2010	33,473	23.65	33,473	605,626

Total	35,080	$ 23.92	35,080	605,626

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

ITEM 5.  OTHER INFORMATION

Disclosure is included in this Form 10-Q with respect to the following item of Form 8-K for an event that occurred on October 27, 2010.

Item 5.07

The Company held its Annual Meeting of Stockholders on October 27, 2010.  Two matters were voted upon at the meeting:  to elect two directors to hold office for three-year terms ending at the Annual Meeting to be held in 2013; and to ratify the appointment by the Audit Committee of the Board of Directors of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending June 30, 2011.

The name of each director elected at the meeting and the number of votes cast as to each matter are as follows:

Proposal I (Election of Directors)

Nominee	For	Withheld	Broker Non-Vote
William R. Fenoglio	9,498,429	462,591	1,162,591
H. Nicholas Muller, III, PhD	7,130,255	2,830,765	1,162,591

Proposal II (Ratification of Deloitte & Touche LLP as Independent Public Accountants)

For	Against	Abstain	Broker Non-Vote
10,958,325	133,058	32,228	-

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

STANDEX INTERNATIONAL CORPORATION

Date:	October 28, 2010	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/CFO/Treasurer
(Principal Financial & Accounting Officer)

Date:	October 28, 2010	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer