Form 10-Q
period 2010-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 2011-01-28
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2010	Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	31-0596149
(State of incorporation)	(IRS Employer Identification No.)

11 KEEWAYDIN DRIVE, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Registrant's Common Stock outstanding on January 24, 2011 was 12,496,279.

STANDEX INTERNATIONAL CORPORATION

INDEX

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Unaudited Condensed Consolidated Balance Sheets as of

December 31, 2010 and June 30, 2010

2

Unaudited Condensed Consolidated Statements of Operations for the

Three and Six Months Ended December 31, 2010 and 2009

3

Unaudited Condensed Consolidated Statements of Cash Flows for the

Six Months Ended December 31, 2010 and 2009

4

Notes to Unaudited Condensed Consolidated Financial Statements

5

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

16

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

26

Item 4.

Controls and Procedures

27

PART II.

OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 6.

Exhibits

28

PART I. FINANCIAL INFORMATION
ITEM 1.

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Balance Sheets

	December 31,	June 30,
(In thousands, except share & per share data)	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$ 21,603	$ 33,630
Accounts receivable, net	89,726	92,520
Inventories, net	78,998	69,554
Income tax receivables	-	3,634
Prepaid expenses and other current assets	7,669	5,346
Deferred tax asset	12,394	12,351
Total current assets	210,390	217,035
Property, plant and equipment, net	92,051	93,227
Goodwill	106,626	102,804
Intangible assets, net	16,813	17,791
Other non-current assets	17,557	15,422
Total non-current assets	233,047	229,244
Total assets	$ 443,437	$ 446,279

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$ 2,063	$ -
Accounts payable	53,930	58,514
Accrued expenses	41,006	40,683
Income taxes payable	614	-
Current liabilities - discontinued operations	2,038	2,319
Total current liabilities	99,651	101,516
Long-term debt	65,800	93,300
Accrued pension and other non-current liabilities	62,723	59,400
Total non-current liabilities	128,523	152,700
Stockholders' equity:
Common stock, par value $1.50 per share - 60,000,000 shares
authorized, 27,984,278 issued, 12,452,329 and 12,447,891
outstanding at December 31, 2010 and June 30, 2010	41,976	41,976
Additional paid-in capital	31,031	31,460
Retained earnings	463,904	445,313
Accumulated other comprehensive loss	(59,534)	(66,456)
Treasury shares (15,531,949 shares at December 31, 2010
and 15,536,387 shares at June 30, 2010)	(262,114)	(260,230)
Total stockholders' equity	215,263	192,063
Total liabilities and stockholders' equity	$ 443,437	$ 446,279

See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2010	2009	2010	2009

Net sales	$155,523	$138,853	$312,582	$290,962
Cost of sales	105,197	94,157	211,194	197,078
Gross profit	50,326	44,696	101,388	93,884
Selling, general and administrative expenses	37,114	34,362	72,631	68,935
Gain on sale of real estate	(292)	(1,405)	(3,368)	(1,405)
Restructuring costs	457	1,470	1,438	3,027
Total operating expenses	37,279	34,427	70,701	70,557
Income from operations	13,047	10,269	30,687	23,327
Interest expense	(472)	(799)	(1,181)	(1,734)
Other non-operating income (expense)	67	(55)	55	189
Income from continuing operations before income taxes	12,642	9,415	29,561	21,782
Provision for income taxes	3,531	3,023	8,923	7,003
Income from continuing operations	9,111	6,392	20,638	14,779
Income (loss) from discontinued operations, net of income taxes	(92)	(438)	(631)	957
Net income	$ 9,019	$ 5,954	$ 20,007	$ 15,736
Basic earnings (loss) per share:
Continuing operations	$ 0.73	$ 0.52	$ 1.65	$ 1.19
Discontinued operations	(0.01)	(0.04)	(0.05)	0.08
Total	$ 0.72	$ 0.48	$ 1.60	$ 1.27
Diluted earnings (loss) per share:
Continuing operations	$ 0.71	$ 0.51	$ 1.62	$ 1.17
Discontinued operations	-	(0.04)	(0.05)	0.08
Total	$ 0.71	$ 0.47	$ 1.57	$ 1.25
Cash dividends per share	$ 0.06	$ 0.05	$ 0.11	$ 0.10
See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended December 31,
(In thousands)	2010	2009
Cash flows from operating activities
Net income	$ 20,007	$ 15,736
Income (loss) from discontinued operations	(631)	957
Income from continuing operations	20,638	14,779
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	6,718	7,386
Stock-based compensation	1,676	1,745
Gain from sale of real estate	(3,368)	(1,405)
Non-cash portion of restructuring charges	400	1,117
Net changes in operating assets and liabilities	(3,365)	1,382
Net cash provided by operating activities -
continuing operations	22,699	25,004
Net cash (used in) operating activities -
discontinued operations	(979)	(211)
Net cash provided by operating activities	21,720	24,793
Cash flows from investing activities
Expenditures for property, plant and equipment	(3,412)	(1,668)
Expenditures for acquisitions, net of cash acquired	(3,798)	-
Proceeds from sale of real estate and equipment	4,871	8,080
Proceeds from life insurance policies	-	93
Other investing activity	(1,127)	-
Net cash (used in) provided by investing activities -
continuing operations	(3,466)	6,505
Net cash provided by investing activities -
discontinued operations	-	-
Net cash (used in) provided by investing activities	(3,466)	6,505
Cash flows from financing activities
Borrowings on revolving credit facility	25,000	28,000
Payments of revolving credit facility	(52,500)	(54,500)
Short-term borrowings, net	2,063	-
Activity under share-based payment plans	177	199
Excess tax benefit from share-based payment activity	194	-
Purchases of treasury stock	(4,814)	(459)
Cash dividends paid	(1,378)	(1,243)
Net cash (used in) financing activities -
continuing operations	(31,258)	(28,003)
Net cash (used in) financing activities -
discontinued operations	-	-
Net cash (used in) financing activities	(31,258)	(28,003)
Effect of exchange rate changes on cash and cash equivalents	977	150
Net change in cash and cash equivalents	(12,027)	3,445
Cash and cash equivalents at beginning of year	33,630	8,984
Cash and cash equivalents at end of period	$ 21,603	$ 12,429
See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)

Management Statement

The accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and six months ended December 31, 2010 and 2009, the cash flows for the six months ended December 31, 2010 and 2009 and the financial position of the Company at December 31, 2010.  The interim results are not necessarily indicative of results for a full year.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2010.  The condensed consolidated balance sheet at June 30, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2010.  Unless otherwise noted, references to years are to fiscal years.

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

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

The fair values of our financial instruments at December 31 and June 30, 2010 were (in thousands):

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - KEYSOP assets	$ 5,693	$ 5,693	$ -	$ -
Marketable securities - deferred compensation plan	1,129	1,129	-	-
Foreign exchange contracts	82	-	82	-

Financial Liabilities
Interest rate swaps	$ 755	-	$ 755	-
Foreign exchange contracts	198	-	198	-

	June 30, 2010
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - KEYSOP assets	$ 5,018	$ 5,018	$ -	$ -
Marketable securities - deferred compensation plan	670	670	-	-
Foreign exchange contracts	106	-	106	-

Financial Liabilities
Foreign exchange contracts	$ 31	-	$ 31	-
Interest rate swaps	920	-	920	-

During the three and six months ended December 31, 2010, there were no transfers of assets or liabilities between hierarchical levels.  The Company’s policy is to recognize transfers between levels as of the date they occur.

3)

Inventories

Inventories are comprised of the following (in thousands):

	December 31,	June 30,
	2010	2010
Raw materials	$ 37,198	$ 34,329
Work in process	21,449	20,640
Finished goods	20,351	14,585
Total	$ 78,998	$ 69,554

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and were $5.8 million and $11.5 million for the three and six months ended December 31, 2010, and $5.0 million and $10.8 million for the three and six months ended December 31, 2009, respectively.

4)

Goodwill

Changes to goodwill during the six months ended December 31, 2010 were as follows (in thousands):

	Food Service Equipment Group	Air Distribution Products Group	Engraving Group	Engineering Technologies Group	Electronics and Hydraulics Group	Total
Balance - June 30, 2010	$ 45,590	$ 14,933	$ 19,839	$ 186	$ 22,256	$102,804
Acquisition	1,580	-	1,019	-	-	2,599
Translation adjustment and other	3	-	152	-	1,068	1,223
Balance - December 31, 2010	$ 47,173	$ 14,933	$ 21,010	$ 186	$ 23,324	$106,626

5)

Intangible Assets

Intangible assets consist of the following (in thousands):

Customer
	Relationships	Trademarks	Other	Total

December 31, 2010
Cost	$ 21,275	$ 8,808	$ 4,318	$ 34,401
Accumulated amortization	(13,297)	-	(4,291)	(17,588)
Balance, December 31, 2010	$ 7,978	$ 8,808	$ 27	$ 16,813

June 30, 2010
Cost	$ 21,055	$ 8,808	$ 4,165	$ 34,028
Accumulated amortization	(12,162)	-	(4,075)	(16,237)
Balance, June 30, 2010	$ 8,893	$ 8,808	$ 90	$ 17,791

Amortization expense for the three and six months ended December 31, 2010 was $0.5 million and $1.1 million, respectively.  Amortization expense for the three and six months ended December 31, 2009 was $0.7 million and $1.3 million, respectively.  At December 31, 2010, amortization expense is estimated to be $0.9 million in the remainder of 2011, $1.6 million in 2012, $1.2 million in 2013, $1.0 million in 2014, and $0.8 million in 2015.

6)

Debt

The Company’s debt is due as follows at December 31, 2010 (in thousands):

Fiscal Year
2011	2,063
2012	-
2013	62,500
2014	-
2015	-
Thereafter	3,300
$ 67,863

The Company has in place a $150 million unsecured revolving credit facility which expires in September 2012.  As of December 31, the Company has the ability to borrow $87.5 million under this facility.  The Company also utilizes two uncommitted money market credit facilities to help manage daily working capital needs.  Amounts outstanding under these facilities were $2.1 million and $0 at December 31, 2010 and June 30, 2010.

The carrying value of the current borrowings under the $150 million facility exceeds their estimated fair value by $1.3 million at December 31, 2010.

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

The Company’s effective swap agreements convert the base borrowing rate on $30.0 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 2.42 % at December 31, 2010.  The Company also has an additional $10.0 million of forward-dated swap agreements that do not become effective until 2012.  The fair value of the swaps recognized in accrued expenses and in other comprehensive income is as follows (in thousands):

				Fair Value (in thousands)
Effective Date	Notional Amount	Fixed Rate	Maturity	December 31, 2010	June 30, 2010
July 14, 2008	30,000,000	3.35%	July 19, 2010	$ -	$ (77)
July 10, 2008	30,000,000	3.38%	July 28, 2010	-	(76)
June 1, 2010	5,000,000	2.495%	May 26, 2015	(148)	(148)
June 1, 2010	5,000,000	2.495%	May 26, 2015	(148)	(148)
June 8, 2010	10,000,000	2.395%	May 26, 2015	(255)	(243)
June 9, 2010	5,000,000	2.34%	May 26, 2015	(115)	(108)
June 18, 2010	5,000,000	2.38%	May 26, 2015	(123)	(120)
September 21, 2011	5,000,000	1.28%	September 21, 2013	3	-
September 21, 2011	5,000,000	1.595%	September 22, 2014	31	-
				$ (755)	$ (920)

The Company reported no losses for the three and six months ended December 31, 2010 and 2009, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income into earnings as an adjustment to interest expense.  Accumulated other comprehensive loss related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign purchases of materials and loan payments to and from subsidiaries.  The Company enters into such contracts for hedging purposes only.  For hedges of intercompany loan payments, the Company has not elected hedge accounting due to the general short-term nature and predictability of the transactions, and records derivative gains and losses directly to the statement of operations.  At December 31, 2010, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized losses of $0.1 million, which approximate the transaction gains on the related loans, and substantially all of these instruments were settled in January 2011. At June 30, 2010, the amount of outstanding forward foreign exchange contracts was not material.

8)

Retirement Benefits

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three and six months ended December 31, 2010 and 2009 consisted of the following components:

The Company expects to pay $0.5 million in required contributions to the plans during 2011.  No contributions were made during the three and six months ended December 31, 2010.  The Company made contributions of $0 and $0.1 million during the three and six months ended December 31, 2009, respectively.

	Pension Benefits
	U.S. Plans
	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2010	2009	2010	2009
Service cost	$ 111	$ 79	$ 222	$ 157
Interest cost	3,038	3,222	6,076	6,444
Expected return on plan assets	(3,945)	(3,901)	(7,889)	(7,801)
Recognized net actuarial loss	1,085	445	2,171	889
Amortization of prior service cost	35	43	71	87
Net periodic benefit (income) cost	$ 324	$ (112)	$ 651	$ (224)

	Pension Benefits
	Non-U.S. Plans
	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2010	2009	2010	2009
Service cost	$ 10	$ 34	$ 20	$ 66
Interest cost	416	450	822	899
Expected return on plan assets	(370)	(389)	(732)	(779)
Recognized net actuarial loss	150	65	296	131
Amortization of prior service cost	(15)	(16)	(29)	(32)
Net periodic benefit cost	$ 191	$ 144	$ 377	$ 285

9)

Income Taxes

The Company's effective tax rate for the three months ended December 31, 2010 was 27.9% compared with 32.1% for the same period last year.  The lower effective tax rate is primarily due to the benefit of the retroactive extension of the R&D credit recorded during the second quarter of 2011.  The Company's effective tax rate for the six months ended December 31, 2010 was 30.2% compared with 32.1% for same period last year.  The lower effective tax rate is also primarily due to the benefit related to the retroactive extension of the R&D credit recorded during the second quarter of 2011.  Excluding the impact of the R&D credit, the Company’s effective tax rate was 29.5% and 31.0% for the three and six months ended December 31, 2010, respectively, due to a greater mix of foreign income taxed at a lower rate.

10)

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Basic - Average shares outstanding	12,513	12,448	12,498	12,426
Effect of dilutive securities - Stock options and
unvested stock awards	252	162	254	176
Diluted - Average shares outstanding	12,765	12,610	12,752	12,602

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share.  No options to purchase common stock were excluded from the calculation of diluted earnings per share as anti-dilutive for the three and six months ended December 31, 2010 and 2009, respectively.

60,642 and 78,900 performance stock units are excluded from the diluted earnings per share calculation as the performance criteria have not been met for the three and six months ended December 31, 2010 and 2009, respectively.

11)

Comprehensive Income (Loss)

Total comprehensive income (loss) and its components for the three and six months ended December 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net income:	$ 9,019	$ 5,954	$ 20,007	$ 15,736
Other comprehensive gains:
Amortization of unrealized pension and OPEB losses, net of tax	869	292	1,305	769
Foreign currency translation adjustment	581	222	5,489	2,681
Change in fair value of derivative instruments, net of tax	572	237	128	478
Comprehensive income	$ 11,041	$ 6,705	$ 26,929	$ 19,664

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31,	June 30,
	2010	2010
Foreign currency translation adjustment	$ 12,031	$ 6,542
Unrealized pension losses, net of tax	(71,070)	(72,375)
Unrealized loss on derivative instruments, net of tax	(495)	(623)
Accumulated other comprehensive loss	$ (59,534)	$ (66,456)

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

During 2008, the Company entered into an Administrative Order of Consent (“AOC”) with the U.S. Environmental Protection Agency (“EPA”) related to the removal of various PCB-contaminated materials and soils at a site where the Company leased a building and conducted operations from 1967-1979.   Remediation efforts were substantially completed during the 3rd quarter of 2009, and the Company received a closing letter from the EPA in the second quarter of 2010.  The Company actively sought the recovery of costs incurred in carrying out the terms of the AOC through negotiations with its legacy insurers.  During the three months ended September 30, 2009, the Company determined that a settlement was probable and recorded $2.3 million ($1.4 million net of tax), which is net of costs incurred to negotiate the settlement.   As expected, the settlement came to fruition and proceeds were received in the second quarter of 2010, with a final recovery of

$2.5 million ($1.6 million net of tax).  As the site is the former location of the Club Products and Monarch Aluminum divisions, the recovery has been included in results from discontinued operations for the period.

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

Net sales and income (loss) from continuing operations by segment for the three and six months ended December 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended December 31,
	Net Sales		Income from Operations
	2010	2009	2010	2009
Segment:
Food Service Equipment Group	$ 91,976	$ 81,937	$ 9,943	$ 9,821
Air Distribution Products Group	13,445	13,074	(278)	(354)
Engraving Group	20,805	19,879	3,383	2,422
Engineering Technologies Group	13,492	12,382	3,237	2,441
Electronics and Hydraulics Group	15,805	11,581	2,230	775
Restructuring costs			(457)	(1,470)
Gain on sale of real estate			292	1,405
Corporate			(5,303)	(4,771)
Sub-total	$ 155,523	$138,853	$ 13,047	$ 10,269
Interest expense			(472)	(799)
Other non-operating income (expense)			67	(55)
Income from continuing operations before income taxes			$ 12,642	$ 9,415

	Six Months Ended December 31,
	Net Sales		Income from Operations
	2010	2009	2010	2009
Segment:
Food Service Equipment Group	$ 185,293	$173,710	$ 21,127	$ 23,122
Air Distribution Products Group	27,228	27,396	(733)	(259)
Engraving Group	41,443	39,066	7,320	4,783
Engineering Technologies Group	26,029	27,018	6,217	5,271
Electronics and Hydraulics Group	32,589	23,772	4,680	1,561
Restructuring costs			(1,438)	(3,027)
Gain on sale of real estate			3,368	1,405
Corporate			(9,854)	(9,529)
Sub-total	$ 312,582	$290,962	$ 30,687	$ 23,327
Interest expense			(1,181)	(1,734)
Other non-operating income			55	189
Income from continuing operations before income taxes			$ 29,561	$ 21,782

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

14)

Restructuring

The Company has undertaken cost reduction and facility consolidation initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2010			2010

	Involuntary			Involuntary
	Employee			Employee
	Severance			Severance
	and Benefit			and Benefit
	Costs	Other	Total	Costs	Other	Total
Workforce Reduction	$ 39	$ -	$ 39	$ 135	$ -	$ 135
Consolidation of Global Manufacturing Footprint	$ -	$ 418	$ 418	$ 16	$ 1,287	$ 1,303
	$ 39	$ 418	$ 457	$ 151	$ 1,287	$ 1,438

	2009			2009

Workforce Reduction	$ 373	$ -	$ 373	$ 597	$ -	$ 597
Consolidation of Global Manufacturing Footprint	$ 283	$ 814	$ 1,097	$ 400	$ 2,030	$ 2,430
	$ 656	$ 814	$ 1,470	$ 997	$ 2,030	$ 3,027

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

Activity in the reserves for the Workforce Reduction is as follows (in thousands):

Involuntary
Employee
Severance
and Benefit
Costs
Restructuring Liabilities at June 30, 2010	$ 178
Additions	135
Payments	(266)
Restructuring Liabilities at December 31, 2010	$ 47

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

Activity in the reserves related to optimization of the Company’s manufacturing locations is as follows (in thousands):

	Involuntary
	Employee
	Severance
	and Benefit
	Costs	Other	Total
Restructuring Liabilities at June 30, 2010	$ 147	$ 183	$ 330
Additions and adjustments	(6)	1,256	1,250
Payments	(135)	(1,300)	(1,435)
Restructuring Liabilities at December 31, 2010	$ 6	$ 139	$ 145

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2010			2010

	Involuntary			Involuntary
	Employee			Employee
	Severance			Severance
	and Benefit			and Benefit
	Costs	Other	Total	Costs	Other	Total
Food Service Equipment Group	$ -	$ 365	$ 365	$ -	$ 1,167	$ 1,167
Air Distribution Products Group	-	53	53	16	120	136
Engraving Group	39	-	39	108	-	108
Corporate	-	-	-	27	-	27
Total expense	$ 39	$ 418	$ 457	$ 151	$ 1,287	$ 1,438

	2009			2009
Food Service Equipment Group	$ 202	$ 249	$ 451	$ 319	$ 1,403	$ 1,722
Air Distribution Products Group	$ -	$ 509	509	$ 4	$ 547	551
Engraving Group	414	56	470	585	80	665
Electronics and Hydrualics Group	40	-	40	40	-	40
Corporate	-	-	-	49	-	49
Total expense	$ 656	$ 814	$ 1,470	$ 997	$ 2,030	$ 3,027

15)

Gain on Sale of Real Estate

During the first half of 2011, the Company completed the sale of a parcel of real estate in Lyon, France, on which it had previously operated an Engraving Group facility.  Proceeds from the sale were $4.9 million and the sale resulted in a pre-tax gain of $3.4 million, net of related costs.

16)

Discontinued Operations

As discussed in Note 12 - Contingencies, the Company recorded a gain of $2.5 million ($1.6 million net of tax) during the first half of 2010 related to the recovery of costs previously incurred in carrying out environmental remediation efforts at the former location of the Club Products and Monarch Aluminum divisions.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Annual Report on Form 10-Q that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” "may," “will,” “expect," "believe," "estimate," "anticipate," ”intends,” "continue," or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company’s business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired.  These factors include, but are not limited to conditions in the financial and banking markets, including fluctuations in the exchange rates and the inability to repatriate foreign cash, general and international recessionary economic conditions, including the impact, length and degree of the current recessionary conditions on the customers and markets we serve and more specifically conditions in the food service equipment, automotive, construction, aerospace, energy, housing transportation and general industrial markets, lower-cost competition, the relative mix of products which impact margins and operating efficiencies, both domestic and foreign, in certain of our businesses, the impact of higher raw material and component costs, particularly steel, petroleum based products and refrigeration components,  an inability to realize the expected cost savings from restructuring activities, effective completion of plant consolidations, successful integration of acquisitions, cost reduction efforts, including procurement savings and productivity enhancements, capital management improvements, strategic capital expenditures, and  the implementation of lean enterprise manufacturing techniques, the inability to achieve the savings expected from the sourcing of raw materials from and diversification efforts in emerging markets  and the inability to achieve synergies contemplated by the Company.  Other factors that could impact the Company include changes to future pension funding requirements and the failure by the purchaser of our former Berean bookstore chain to satisfy its obligations under those leases where the Company remains an obligor.  In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

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

Our customer base in the food service equipment, automotive, U.S. residential housing and general industrial sectors have all experienced difficult recessionary market conditions that have negatively impacted our sales volume.  During the second half of 2010, we began to see an uneven recovery indicating that our end-user markets have begun to stabilize, as evidenced by year over year quarterly sales increases that we have experienced in each of the past four quarters.  We are cautiously optimistic that sales levels will continue to gradually improve, although ongoing weakness in the housing sector may hinder near-term improvement in our ADP operations.

Since the beginning of 2009, our focus had been on reducing our cost structure through company-wide headcount reductions, plant consolidations, procurement savings, and improved productivity in all aspects of our operations.  These cost reduction efforts have allowed the Company to significantly improve margins and increase its bottom line despite sales being lower than their pre-recession peak by nearly 10%.  Substantially all of our restructuring initiatives were completed during fiscal 2010, and we are now seeing the full impact of approximately $40 million of cost reductions in our annual run rate.  In addition to the focus on cost reductions, we have improved the Company’s liquidity through working capital management, constraining capital expenditures to more strategically important projects, and sale of excess land and buildings.  The success of these efforts is evidenced by our net debt to capital ratio of 17.7% at December 31, 2010.

As part of our ongoing acquisition strategy, we completed an acquisition during the second quarter of the Tri-Star brand of high quality restaurant- and value-series range platforms, which provides the Cooking Solutions unit of Food Service Equipment Group with a more complete product offering.  During the first quarter, we completed the acquisition of the assets of Melco Engraving India which provided our Engraving Group with a presence, and our other divisions with a base from which they can also benefit, in the strategic, rapidly growing, Indian market.  Subsequent to the end of the quarter in January 2011, we purchased S.A. Chemical Etching in Durban, South Africa to be part of our Mold-Tech operations.  This acquisition has the distinction of giving our Engraving Group a presence on six continents, further demonstrating our global capabilities to customers. We currently have a solid pipeline of potential acquisition targets we are reviewing, and we will continue to leverage our strong balance sheet to make accretive, “bolt-on” acquisitions that should reinforce our positions in our markets and with our customers and strengthen our strategic business groups.

We continue to focus our attention on driving market share gains in what we expect will be a highly competitive, low-growth, environment in our end-user markets.  Each of our business units has developed a series of top-line initiatives that we believe will provide opportunities for market share gains which should supplement future economic growth in our markets.  These growth initiatives include new product introductions, expansion of product offerings through private labeling and sourcing agreements, geographic expansion of sales coverage, the use of new channels of sales, leveraging strategic customer relationships, development of energy efficient products, new applications for existing products and technology, and next generation products and services for our end-user markets.  At the same time, over the past several years we have created a strong lean enterprise culture within our business units whereby we seek continuous improvement in our manufacturing processes, working capital management, and overall cost structure.

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

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollar amounts in thousands)	2010	2009	2010	2009
Net sales	$ 155,523	$138,853	$ 312,582	$290,962
Gross profit margin	32.4%	32.2%	32.4%	32.3%
Income (loss) from operations	13,047	10,269	30,687	23,327
Backlog as of December 31	98,276	89,244	98,276	89,244

Net Sales
	Three Months Ended	Six Months Ended
(In thousands)	December 31, 2010	December 31, 2010
Net sales, prior period	$ 138,853	$ 290,962
Components of change in sales:
Effect of exchange rates	(937)	(1,896)
Effect of acquisitions	1,125	1,275
Organic sales change	16,482	22,241
Net sales, current period	$ 155,523	$ 312,582

Net sales for the second quarter of 2011 increased $16.7 million, or 12.0%, when compared to the same period of 2010.  This change was due to organic sales increases of $16.5 million, or 11.9% offset by approximately $0.9 million of unfavorable foreign exchange.  Also impacting sales was $1.1 million of revenue from newly acquired operations, primarily consisting of Tri-Star sales.  Sales increased across all segments, with the Food Service Equipment and Electronics and Hydraulics Groups showing the strongest quarterly increases in sales.

Net sales for the six months ended December 31, 2010 increased $21.6 million, or 7.4%, when compared to the same period of 2010.  This change was due to organic sales increases of $22.2 million, or 7.6% offset by approximately $1.9 million of unfavorable foreign exchange.  Newly acquired operations contributed $1.3 million of sales during the period.  Similar to the quarter, the Electronics and Hydraulics Group showed the strongest increase in sales, followed by the Food Service Equipment and Engraving Groups.  Sales in the ADP Group were roughly flat year over year, and the Engineering Technologies Group saw a slight decrease.

Gross Profit Margin

Our gross profit margin increased to 32.4% for the second quarter of 2011 versus 32.2% in the same quarter of last year.  While gross profit margins are down in the Food Service Equipment and ADP Groups largely due to higher metal costs, lower market pricing and sales  mix, our other groups all demonstrated gross margin increases  as we successfully leveraged recent cost reductions.

Gross profit margin for the six months was 32.4% compared to 32.3%.  While the Food Service Equipment Group and ADP Group had lower margins for substantially the same reasons as described above, the other three groups all had at least a 450 basis point increase in gross margin compared to the first six months of 2010.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses for the second quarter of 2011 were $37.1 million, or 23.9% of sales, compared to $34.4 million, or 24.7% of sales, reported for the same period a year ago.  The 80 basis point improvement came despite the reinstatement of the Company’s 401(k) match, which was not provided in the prior year quarter.  This improvement is reflective of our new cost structure, and we expect to further leverage this structure in the face of improved volume.  For the six months ended December 31, 2010, Selling, General, and Administrative Expenses were $72.6 million, or 23.2% of sales, compared to $68.9 million, or

23.7% of sales, in 2010.  Similar to the quarter comparison, this improvement includes the impact of the 401(k) match on only the 2011 period, as the contribution was not reinstated until January 1, 2010.

Income from Operations

Income from operations for the second quarter of 2011 was $13.0 million, compared to $10.3 million reported for the same period a year ago.  The increase to operating income was driven primarily by increased sales which benefitted from our recent cost reduction efforts. Income from operations for the six months ended December 31, 2010 was $30.7 million, compared to $23.3 million reported for the six months ended December 31, 2009.  The first half of 2011 includes a $3.4 million gain on the sale of property from a former Engraving Group operation in Lyon, France. Excluding the impact of this gain, as well as the impact of a real estate gain in the prior year, income from operations increased $5.4 million, or 23.1% over the first half of 2010.

Interest Expense

Interest expense for the second quarter of 2011 decreased $0.3 million, or 40.9%, to $0.5 million compared to the second quarter of 2010.  For the six months ended December 31, 2010, interest expense decreased $0.6 million, or 31.9% in comparison to the prior year period. This decrease is due to both lower overall borrowings on the Company’s revolving credit facility and a lower effective interest rate due to a LIBOR base rate that continues to hover near historical lows.

Other Non-Operating Income (Expense)

Other non-operating income was $0.1 million for both the three and six months ended December 31, 2010, compared to $0.1 million of expense and $0.2 million of income for the three and six months ended December 31, 2009, respectively.

Income Taxes

Our effective tax rate for the three months ended December 31, 2010 was 27.9% compared with 32.1% for the same period last year.  The lower effective tax rate is primarily due to the benefit of the retroactive extension of the R&D credit recorded during the second quarter of 2011.  The effective tax rate for the six months ended December 31, 2010 was 30.2% compared with 32.1% for same period last year, also primarily due to the aforementioned R&D credit.  Excluding the impact of the R&D credit, our effective tax rate was 29.5% and 31.0% for the three and six months ended December 31, 2010, respectively, due to a greater mix of foreign income taxed at a lower rate.  The projected annual effective tax rate for the remainder of 2011 is expected to be between 30.0% - 32.5% without regard for discrete items, based upon our projected mix of US and foreign taxable income.

Backlog

Backlog at December 31, 2010 increased $9.0 million, or 10.1%, compared to December 31, 2009.  The majority of the increase is attributable to increased bookings in the Food Service Equipment Group, where sales on the Refrigerated Solutions side of the Group have begun to emerge from their recessionary bottom and our fabrication business has seen a sharp increase from a historical low at this time last year.

Segment Analysis

Food Service Equipment Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
	2010	2009	Change	2010	2009	Change
Sales	$91,976	$81,937	12.3%	$185,293	$173,710	6.7%
Income (loss) from operations	9,943	9,821	1.2%	21,127	23,122	-8.6%
Operating income margin	10.8%	12.0%		11.4%	13.3%

Net sales in the second quarter of fiscal 2011 increased $10.0 million, or 12.3%, from the same period one year earlier.  The effects of foreign exchange rates accounted for a $0.5 million decrease in sales.  Excluding the effect of foreign exchange rates, sales increased $10.5 million, or 12.9%, when compared with the same period one year earlier. The acquisition of Tri-Star in the quarter contributed 1.4% of the increase in sales. Sales were driven by strong broad-based performance, with all of our business units posting year-over-year sales gains, including double digit growth for both our Refrigerated Solutions and Cooking Solutions businesses.  While the broader market for food service equipment in North America continues to contract, the double-digit growth of our business demonstrates the value proposition Standex’s full line of products, which now includes ranges as a result of the Tri-Star acquisition, brings to our end-user markets.

Net sales in the six months ended December 31, 2010 increased $11.6 million, or 6.7%, from the same period one year earlier. The negative impact of foreign exchange rates offset by sales from the TriStar acquisition accounted for a $0.1 million decrease.  When removing the effect of these items, sales increased $11.7 million, or 6.7%, when compared with the same period one year earlier.  A sales increase of approximately 10% occurred in our Refrigerated Solutions businesses due to market share gains.  Our Cooking Solutions business sales were flat due primarily to the negative impact of a prior year non-recurring large customer project rollout and market softness, while our Custom Solutions business experienced growth of approximately 6.5%.

Income from operations for the second quarter of fiscal 2011 was up $0.1 million, or 1.2%, from the same period last year. Return on sales declined from 12.0% to 10.8% for the quarter.  The effects of foreign exchange rates accounted for $0.4 million of this decrease. Income from Operations increased modestly compared to the prior year as market pricing did not overcome material price increases and a greater mix of lower-margin installations and sales to dealers.  The consolidation of the APW Dallas facility into our Mexico operation was completed during the quarter with minimal disruption.

Income from operations for the first half of fiscal 2011 decreased $2.0 million, or 8.6%, when compared to the same period one year earlier. The Group’s return on sales decreased from 13.3% to 11.4% for the period.  The effects of foreign exchange rates accounted for $0.3 million of this decrease. The impact of the $11.6 million volume increase and cost reductions was negated by a combination of the aforementioned higher material costs, lower market pricing and negative mix changes.

Air Distribution Products Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
	2010	2009	Change	2010	2009	Change
Sales	$13,445	$13,074	2.8%	$27,228	$27,396	-0.6%
Income (loss) from operations	(278)	(354)	NM	(733)	(259)	183.0%
Operating income margin	-2.1%	-2.7%		-2.7%	-0.9%

Sales for the ADP Group in the second quarter of 2011 increased $0.4 million over 2010 levels, a 2.8% increase. The improvement was the result of higher volume achieved through increased market share of our core metal-based business and increased sales of new product lines, which include flex duct, duct work insulation materials, tape, and mastic.

Since December 2008, housing starts in the U.S., after a precipitous decline over the prior 3 years, have remained within a narrow band of historically low annualized starts.  As such, our sales continue to remain depressed and have remained roughly flat with slight variances from quarter to quarter. ADP’s total unit volume was 2.9% higher in the second quarter of 2011 as compared to the same period in the prior year. ADP continues to pursue market share gains through its traditional wholesaler channels by expanding its sales force, focusing on underpenetrated markets, emphasizing our ability to service nationwide wholesalers and large “do-it-yourself” retailers through our network of factory locations and by working in conjunction with our wholesalers to target contractor business. These initiatives, along with the expansion of our product offerings described above, have allowed us to weather the continued difficulties of the residential construction market.  While we do not foresee improvement in the market in the near term, we have achieved a measure of stability on both pricing and cost.

Net sales for the six months ending December 31, 2010 were $0.2 million lower than the same period of the prior year. The change in sales was the result of a combination of customer branch closures/consolidations and to a lesser extent unfavorable product mix. Partially offsetting these losses were market share gains in our core metal-based business and continued increases in the flex duct product line introduced in fiscal 2010.

The ADP Group recorded a loss of $0.3 million in the second quarter of 2011, a $0.1 million improvement from the second quarter of 2010. The improvement is mostly the result of higher volume, improved hourly labor productivity and to a lesser extent, lower distribution and administrative costs. Partially offsetting these gains were increases in the cost of metal.

Income from operations for the six months ending December 31, 2010 decreased $0.5 million to a loss of $0.7 million as compared a loss of $0.3 million in the same period one year earlier. The decline in profit was the result of higher metal costs, partially offset by improved hourly labor efficiency and lower distribution costs.

Engraving Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
	2010	2009	Change	2010	2009	Change
Sales	$20,805	$19,879	4.7%	$41,443	$39,066	6.1%
Income from operations	3,383	2,422	39.7%	7,320	4,783	53.0%
Operating income margin	16.3%	12.2%		17.7%	12.2%

Net sales in the second quarter increased $0.9 million or 4.7% when compared to the same quarter in the prior year.  Excluding unfavorable foreign exchange rates, sales increased by almost $1.5 million or 7.5%.  The Group experienced increased sales from mold texturizing automotive OEM platform work in North America and China, as several large automotive programs were released during the period, while European texturing sales were flat when taking into consideration the unfavorable foreign exchange.   Additionally, we continue to penetrate non-automotive business in new end-user markets.  We anticipate a strong automotive platform launch from OEMs in India which should continue to benefit our Indian operations.  Additionally we expect that international mold texturizing sales will continue to strengthen. The engraved rolls and machinery markets were impacted by a lack of capital spending by our major customers which is expected to ease somewhat during the second half of the year based on quotation and booking activity.  Our business in emerging markets is enjoying strong double-digit top-line growth, and our newly-acquired India operation continues to exceed expectations.

Net sales for the six months ended December 31, 2010 increased by $2.4 million, or 6.1%, when compared to the first half of the prior year.  Excluding unfavorable foreign exchange rates, sales increased by $3.1 million or 7.9%.  The overall net increase was driven by strong North America mold texturizing sales for automotive OEM platform work, China texturing operations, and our India acquisition.

Income from operations for the quarter ended December 31, 2010 increased by $1.0 million, or 39.7%, when compared to the same quarter last year.  Favorable mix of automotive mold texturizing work combined with our lower cost structure as a result of the last few years’ aggressive cost reductions allowed dramatically improved results and successful leveraging of increased sales growth over the prior year.

Income from operations in the first half of 2011 increased by $2.5 million, or 53.0%, when compared to the first half of the prior year.  Aggressive action in reducing costs and consolidating factories, particularly in North America, and a better product mix resulted in improved operating income performance.  We continue to seek ways to deliver cost improvement, and are currently examining low-cost sourcing for our Roll Plate and Machinery business that will further drive operational performance.

Engineering Technologies Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
	2010	2009	Change	2010	2009	Change
Sales	$13,492	$12,382	9.0%	$26,029	$27,018	-3.7%
Income from operations	3,237	2,441	32.6%	6,217	5,271	17.9%
Operating income margin	24.0%	19.7%		23.9%	19.5%

Net sales increased by $1.1 million or 9.0%, when compared to the same period one year earlier.  The increase was primarily driven by higher sales to the aerospace and aviation industries partially offset by lower sales to the energy segment.

Year to date sales decreased by $1.0 million, or 3.7%, compared to the prior year. The decrease is primarily due to lower sales in the energy based business.  While we continue to see some softening in the energy sector, we continue to grow our market share with the major producers.  Additionally, the authorization of NASA funding during the recently completed congressional session has resolved some of the uncertainty in our aerospace markets, particularly those for heavy-lift launch vehicles.  While second half comparisons will be difficult due to a large delivery in the third quarter or 2010 as well as the expected continued softness in energy, we expect this authorization to positively impact our top line beginning in 2012.

Second quarter operating income was up $0.8 million, or 32.6% from 2010 primarily due to product mix and improved manufacturing efficiencies.

Year to date operating income was up $0.9 million, or 17.9% compared to the prior year period. Improvements in product mix and an improved cost structure account for the majority of the improvement.

Electronics and Hydraulics Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
	2010	2009	Change	2010	2009	Change
Sales	$15,805	$11,581	36.5%	$32,589	$23,772	37.1%
Income from operations	2,230	775	187.7%	4,680	1,561	199.8%
Operating income margin	14.1%	6.7%		14.4%	6.6%

Sales for the Group increased $4.2 million or 36.5% in the second quarter of 2011 when compared to 2010.  The increase at the Electronics unit is due to improved market conditions in almost all of our end user markets, and especially in controls and automotive applications coupled with our successful introduction of new products, penetration into new geographic areas and expansion of existing technologies into new applications and customers. Additionally, new business made up $1.0 million of this increase.  The Hydraulics unit saw a 39.4% increase in sales, primarily resulting from improved conditions in the North American dump truck and trailer business.  While the North American market remains at lower levels caused by the recession, we have seen some strengthening over the past two quarters as evidenced by the double digit year over year quarterly growth demonstrated by the Hydraulics unit.  In addition, we are seeing the early signs of the positive impact of our diversification efforts in the Chinese domestic market, as well as export sales in Southeast Asia, Australia, and Brazil.

Sales for the six months ended December 31, 2010 increased $8.8 million or 37.1% when compared to the same period in 2010.  The increase at the Electronics unit is due to broad based improved market conditions in the automotive, medical, aerospace and industrial markets as well as market share gains from new products, penetration into new geographic areas and expanded use of existing technologies into new applications and for new customers.  Growth in the Hydraulics unit is primarily the result of the aforementioned improvement in the North American market.

Income from operations during the second quarter increased $1.5 million, or 188% compared to the same period last year. At the Electronics unit, improved pricing and productivity improvements were more than sufficient to offset increased raw materials costs as we continue to leverage volume at our low-cost facilities in Mexico and China.  Meanwhile, the increase in sales at Hydraulics has leveraged very well due to the impact of cost reduction initiatives taken in 2009, including a facility closure and a 50% headcount reduction.

For the six months ended December 31, 2010, income from operations increased $3.1 million, or nearly 200%, compared to the prior year quarter, largely on the aforementioned leveraging of our cost structure.

Corporate and Other

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
	2010	2009	Change	2010	2009	Change
Income (loss) from operations:
Corporate	$(5,303)	$(4,771)	11.2%	$(9,854)	$(9,529)	3.4%
Gain on sale of real estate	292	1,405	-79.2%	3,368	1,405	139.7%
Restructuring	$ (457)	$(1,470)	-68.9%	$ (1,438)	$(3,027)	-52.5%

Corporate expenses of approximately $5.3 million in the second quarter of 2011 increased $0.5 million, or 11.2%, compared to 2010 on increased insurance costs of $0.7 million.  For the six months ended December 31, 2010, corporate expenses increased $0.3 million, or 3.4% to $9.9 million as compared to the prior year driven primarily by medical insurance and pension costs.

During the first half of 2011, we sold the facility related to a former Engraving Group operation in Lyon, France.  The Company recorded a gain of $3.4 million upon closure of the sale.  During the second quarter of 2010, we sold our Corporate headquarters building in Salem, NH, and moved to a smaller, leased space more suited to our current operational needs.  We recorded a gain of $1.4 million related to this sale.

During the second quarter of 2011, the Company incurred restructuring charges of $0.5 million compared to $1.4 million in the second quarter of 2010.  Both periods include the closure of our Food Service Equipment Group facility in Dallas, Texas, and the prior year quarter was also driven by headcount reductions in our European Engraving Group operations and the write down to net realizable value of a former ADP facility held for sale.  Restructuring charges of $3.4 million in the first six months of 2010 related primarily to the closure of the Food Service Equipment Group facility in New Rochelle, New York, and the consolidation of the aforementioned Dallas facility.  The consolidation of the Dallas facility continued into 2011, and constitutes the majority of the expense for the first half of this year.  Production at both of these facilities has been integrated into our existing facilities in Nogales, Mexico and Cheyenne, Wyoming.

Liquidity and Capital Resources

Cash flows provided by operations for the six months ended December 31, 2010, were $21.7 million compared to $24.8 million for the same period last year.  The reduction in net cash flow from operating activities is primarily due to increased cash outflows of $4.8 million from changes in operating assets and liabilities.  Contributing to these outflows is an increase in inventory of $7.9 million, net of acquisitions and exchange rate changes.  Offsetting this amount is $4.3 million in cash inflows that occurred as the Company shifted its income tax receivable position to a payable during the first 6 months of the year. Cash flow from investing activities consisted primarily of the sale of excess real estate, increased capital expenditures, and the acquisitions of businesses in the Engraving Group and Food Service Equipment Group.  We paid dividends of $1.4 million and made net repayments of debt of $25.4 million during the period.

As part of our ongoing effort to improve our liquidity, we continue to emphasize disciplined working capital management.  With respect to this effort, we had working capital turns of 5.4 for both the current and prior year quarters.  We also increased inventory turns from 4.9 to 5.5 as compared to December 31, 2009.

We have in place a five year, $150 million unsecured revolving credit facility (the “facility”) with seven participating banks which originated in September 2007.  Funds available under the facility may be used for general corporate purposes or to provide financing for acquisitions.  Borrowings under the agreement bear interest at a rate equal to LIBOR plus an applicable percentage, currently 0.525%, based on our consolidated leverage ratio as defined by the agreement.  As of December 31, 2010, the effective rate of interest for outstanding borrowings under the facility was 2.28%.  We are required to pay an annual fee of 0.10% on the face amount of the facility.

The Company has undertaken several initiatives since the economic recession of 2008 to generate cash and reduce debt, including reductions in capital expenditures, improved working capital management, repatriation of foreign cash and a reduction in our dividend.  As of December 31, 2010, we had borrowings of $62.5 million.  We believe that the remaining $87.5 million available under the facility and the improved operating cash flow resulting from our various initiatives provides us with sufficient liquidity to meet our foreseeable needs.

We also utilize two uncommitted money market credit facilities to help manage daily working capital needs.  These unsecured facilities, which are renewed annually, provide for a maximum aggregate credit line of $15 million.  Amounts outstanding under these facilities were $2.1 million and $0 at December 31, 2010 and June 30, 2010, respectively.

Our funded debt agreements contain certain customary affirmative and negative covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes (“EBIT”) to interest expense for the trailing twelve months of at least 3:1. EBIT is defined in the revolving credit facility to specifically exclude extraordinary and other non-recurring items such as non-cash restructuring charges and goodwill impairment. At December 31, 2010, the Company’s Interest Coverage Ratio was 13.99:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month EBITDA, defined as EBIT plus Depreciation and Amortization, may not exceed 3.5:1. At December 31, 2010, the Company’s Leverage Ratio was 1.20:1.

Consolidated Net Worth – The Company is required to maintain a Consolidated Net Worth of at least $163.7 million plus 50% of cumulative net income since the inception of the agreement. Consolidated Net Worth is defined as the Company’s net worth as adjusted for unfunded pension liabilities (not to exceed $40 million) and certain foreign exchange gains and losses.  At December 31, 2010, the Company’s Consolidated Net Worth was $243.2 million, $20.0 million greater than the required amount of $223.2 million.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisition expenditures, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect to spend between $5 million and $7 million on capital expenditures during the remainder of 2011, and expect that depreciation and amortization expense for the year will be approximately $11.5 million and $2.0 million, respectively.

In July 2008, we entered into a series of swap agreements with one and two year terms effectively converting the base borrowing rate on a portion of our long-term debt from a variable rate equal to LIBOR to fixed rates.  The last of these swaps, totaling $60.0 million, expired in July 2010.  In June 2010, we entered into an additional $30.0 million of five-year floating to fixed rate swaps.  Under the currently effective swaps, we have converted the base borrowing rate on $30.0 million of debt due under the facility from LIBOR to a weighted average rate of 2.42% at December 31, 2010.  In anticipation of future borrowings to fund organic growth and acquisitions, we have also entered into two forward-dated swaps totaling $10 million that will become effective in September 2011 in order to take advantage of the current interest rate market.  When these forward-dated swaps are effective, our weighted average base borrowing rate on the swapped portion of our debt will be 2.17%.

The following table sets forth our capitalization at December 31, 2010 and June 30, 2010:

	December 31,	June 30,
	2010	2010
Short-term debt	2,063	-
Long-term debt	65,800	93,300
Less cash and cash equivalents	21,603	33,630
Net debt	46,260	59,670
Stockholders' equity	215,263	192,063
Total capitalization	$ 261,523	$ 251,733

We sponsor a number of defined benefit and defined contribution retirement plans.  We have evaluated the current and long-term cash requirements of these plans.  Our operating cash flows from continuing operations are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The Company’s pension plan for U.S. salaried employees was frozen as of January 2008.  The fair value of the Company's U.S. pension plan assets was $189.2 million at December 31, 2010, as compared to $174.3 million at the most recent measurement date, which occurred as of June 30, 2010.  The next measurement date to determine plan assets and benefit obligations will be on June 30, 2011.  Plan asset values at the next measurement date may not exceed benefit obligations and the plan may or may not require additional future contributions.

We have an insurance program in place to fund supplemental retirement income benefits for certain retired executives.  Current executives and new hires are not eligible for this program.  At December 31, 2010, the underlying policies have a cash surrender value of $17.7 million, less policy loans of $10.5 million.  These amounts are reported net on our balance sheet.  The aggregate present value of future obligations was approximately $0.8 million and $1.0 million at December 31, 2010 and June 30, 2010, respectively.

In connection with the sale of the Berean Christian Bookstores completed in August 2006, we assigned all but one associated retail location lease to the buyers, but remained an obligor on the assigned leases.  During June 2009, the Berean business filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  The Berean assets were subsequently resold under section 363 of the Code.  The new owners of the Berean business have negotiated lower lease rates and extended lease terms at certain of the leased locations.  We still remain an obligor on these leases, but at the renegotiated rates and to the original term of the leases.  During the second quarter of 2011, we were able to negotiate the termination of one of the leases not assumed by the original buyer with no additional expense.  The aggregate amount of our obligations in the event of default is $2.9 million at December 31, 2010.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At December 31, 2010, the collective fair value of the Company’s open foreign exchange contracts was not material.

Our primary translation risk is with the Euro, British Pound Sterling (Pound), Canadian Dollar, Mexican Peso, Australian Dollar and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any of these foreign currencies to the U.S. Dollar at December 31, 2010, would not result in a material change in our operations, financial position, or cash flows.  We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we use interest rate swap agreements to modify our exposure to interest rate movements.  The Company’s currently effective swap agreements convert our base borrowing rate on $30.0 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average rate of 2.42% at December 31, 2010.  Due to the impact of the swaps, an increase in interest rates would not have materially impacted our interest expense for the three and six months ended December 31, 2010.

The Company’s effective rate on variable-rate borrowings, including the impact of interest rate swaps, under the revolving credit agreement decreased from 3.94% at June 30, 2010 to 2.28% at December 31, 2010.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of December 31, 2010, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.  CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, the Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is  (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Further, there was no change in the internal controls over financial reporting during the quarterly period ended December 31, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended December 31, 2010
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - October 31, 2010	7,247	$ 24.33	7,247	598,379

November 1 - November 30, 2010	121,196	29.70	121,196	477,183

December 1 - December 31, 2010	7,054	28.85	7,054	470,129

Total	135,497	$ 29.37	135,497	470,129

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

STANDEX INTERNATIONAL CORPORATION

Date:	January 28, 2011	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/CFO/Treasurer
(Principal Financial & Accounting Officer)

Date:	January 28, 2011	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer