Form 10-Q
period 2011-03-31
STANDEX INTERNATIONAL CORP/DE/
filed 2011-04-29
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2011	Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	31-0596149
(State of incorporation)	(IRS Employer Identification No.)

11 KEEWAYDIN DRIVE, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

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

YES [  ]     NO [X]

The number of shares of Registrant's Common Stock outstanding on April 25, 2011 was 12,490,968.

STANDEX INTERNATIONAL CORPORATION

INDEX

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Unaudited Condensed Consolidated Balance Sheets as of

March 31, 2011 and June 30, 2010

2

Unaudited Condensed Consolidated Statements of Operations for the

Three and Nine Months Ended March 31, 2011 and 2010

3

Unaudited Condensed Consolidated Statements of Cash Flows for the

Nine Months Ended March 31, 2011 and 2010

4

Notes to Unaudited Condensed Consolidated Financial Statements

5

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

17

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

29

Item 4.

Controls and Procedures

30

PART II.

OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

31

Item 6.

Exhibits

32

PART I. FINANCIAL INFORMATION

ITEM 1.

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Balance Sheets

	March 31,	June 30,
(In thousands, except share & per share data)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$ 24,079	$ 33,630
Accounts receivable, net	93,513	92,520
Inventories, net	86,839	69,554
Income tax receivables	-	3,634
Prepaid expenses and other current assets	7,653	5,346
Deferred tax asset	11,629	12,351
Total current assets	223,713	217,035
Property, plant and equipment, net	97,089	93,227
Goodwill	119,108	102,804
Intangible assets, net	21,158	17,791
Other non-current assets	17,353	15,422
Total non-current assets	254,708	229,244
Total assets	$ 478,421	$ 446,279

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$ 1,600	$ -
Accounts payable	57,482	58,514
Accrued expenses	38,781	40,683
Income taxes payable	637	-
Current liabilities - discontinued operations	1,305	2,319
Total current liabilities	99,805	101,516
Long-term debt	90,800	93,300
Accrued pension and other non-current liabilities	64,309	59,400
Total non-current liabilities	155,109	152,700
Stockholders' equity:
Common stock, par value $1.50 per share - 60,000,000 shares
authorized, 27,984,278 issued, 12,449,459 and 12,447,891
outstanding at March 31, 2011 and June 30, 2010	41,976	41,976
Additional paid-in capital	31,695	31,460
Retained earnings	468,223	445,313
Accumulated other comprehensive loss	(56,073)	(66,456)

Treasury shares (15,534,819 shares at March 31, 2011
and 15,536,387 shares at June 30, 2010)	(262,314)	(260,230)
Total stockholders' equity	223,507	192,063
Total liabilities and stockholders' equity	$ 478,421	$ 446,279

See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2011	2010	2011	2010

Net sales	$146,592	$135,411	$459,174	$426,373
Cost of sales	102,696	94,122	313,890	291,200
Gross profit	43,896	41,289	145,284	135,173
Selling, general and administrative expenses	36,705	33,884	109,336	102,819
Gain on sale of real estate	-	-	(3,368)	(1,405)
Restructuring costs	185	660	1,623	3,687
Total operating expenses	36,890	34,544	107,591	105,101
Income from operations	7,006	6,745	37,693	30,072
Interest expense	(466)	(752)	(1,647)	(2,486)
Other non-operating income (expense)	(150)	224	(95)	413
Income from continuing operations before income taxes	6,390	6,217	35,951	27,999
Provision for income taxes	1,224	1,576	10,147	8,579
Income from continuing operations	5,166	4,641	25,804	19,420
Income (loss) from discontinued operations, net of income taxes	(76)	(40)	(707)	917
Net income	$ 5,090	$ 4,601	$ 25,097	$ 20,337
Basic earnings (loss) per share:
Continuing operations	$ 0.41	$ 0.37	$ 2.07	$ 1.56
Discontinued operations	-	-	(0.06)	0.07
Total	$ 0.41	$ 0.37	$ 2.01	$ 1.63
Diluted earnings (loss) per share:
Continuing operations	$ 0.41	$ 0.37	$ 2.03	$ 1.54
Discontinued operations	(0.01)	(0.01)	(0.06)	0.07
Total	$ 0.40	$ 0.36	$ 1.97	$ 1.61
Cash dividends per share	$ 0.06	$ 0.05	$ 0.17	$ 0.15
See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended March 31,
(In thousands)	2011	2010
Cash flows from operating activities
Net income	$ 25,097	$ 20,337
Income (loss) from discontinued operations	(707)	917
Income from continuing operations	25,804	19,420
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	10,221	10,999
Stock-based compensation	2,306	2,751
Gain from sale of real estate	(3,368)	(1,405)
Non-cash portion of restructuring charges	476	1,768
Net changes in operating assets and liabilities	(9,706)	(3,861)
Net cash provided by operating activities -
continuing operations	25,733	29,672
Net cash (used in) operating activities -
discontinued operations	(1,847)	(493)
Net cash provided by operating activities	23,886	29,179
Cash flows from investing activities
Expenditures for property, plant and equipment	(4,934)	(2,980)
Expenditures for acquisitions, net of cash acquired	(26,603)	-
Proceeds from sale of real estate and equipment	5,745	8,694
Expenditures for life insurance policies	(514)	-
Proceeds from life insurance policies	-	93
Other investing activity	(1,127)	-
Net cash (used in) provided by investing activities -
continuing operations	(27,433)	5,807
Net cash provided by investing activities -
discontinued operations	-	-
Net cash (used in) provided by investing activities	(27,433)	5,807
Cash flows from financing activities
Borrowings on revolving credit facility	64,000	48,000
Payments of revolving credit facility	(66,500)	(77,500)
Short-term borrowings, net	1,600	-
Activity under share-based payment plans	259	288
Excess tax benefit from share-based payment activity	247	-
Purchases of treasury stock	(5,114)	(565)
Cash dividends paid	(2,127)	(1,808)
Net cash (used in) financing activities -
continuing operations	(7,635)	(31,585)
Net cash (used in) financing activities -
discontinued operations	-	-
Net cash (used in) financing activities	(7,635)	(31,585)
Effect of exchange rate changes on cash and cash equivalents	1,631	18

Net change in cash and cash equivalents	(9,551)	3,419
Cash and cash equivalents at beginning of year	33,630	8,984
Cash and cash equivalents at end of period	$ 24,079	$ 12,403
See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)

Management Statement

The accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and nine months ended March 31, 2011 and 2010, the cash flows for the nine months ended March 31, 2011 and 2010 and the financial position of the Company at March 31, 2011.  The interim results are not necessarily indicative of results for a full year.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2010.  The condensed consolidated balance sheet at June 30, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2010.  Unless otherwise noted, references to years are to fiscal years.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  We evaluated subsequent events through the date and time our condensed consolidated financial statements were issued.

2)

Acquisition

In March 2011, the Company acquired Metal Spinners Group, Ltd. (“Metal Spinners”), a U.K.-based metal fabrication supplier.  The Company paid $23.9 million in cash for 100% of the equity of Metal Spinners.  Metal Spinners, which uses technology similar to Spincraft, will be reported under the Engineering Technologies Group.  The acquisition will provide the Company with access to new end-user and geographic markets in the medical, general industrial and oil and gas markets in the U.S., U.K., Europe, and China.

The components of the fair value of the Metal Spinners acquisition and the allocation of the purchase price are as follows (in thousands):

Fair value of business combination:
Cash payments	$ 23,887
Less: cash acquired	(1,652)
Total	$ 22,235
Identifiable assets acquired and liabilities assumed
Current assets	$ 5,469
Property, plant, and equipment	6,534
Identifiable intangible assets	3,254

Goodwill	13,039
Deferred taxes	(2,235)
Liabilities assumed	(3,826)
Total	$ 22,235

The above purchase price allocation is preliminary and is expected to be finalized in the quarter ended June 30, 2011.  The final allocation will be dependent on receipt of valuation of long-lived assets.

The Company made three additional acquisitions during the year – two in the Engraving Group and one in the Food Service Equipment Group.  Total consideration transferred in the aggregate for these acquisitions was $4.7 million.

3)

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

Assets and liabilities recorded at fair value in our balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair values.  Hierarchical levels directly related to the amount of subjectivity associated with these inputs and the methodologies used in valuation are as follows:

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

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

The fair values of our financial instruments at March 31, 2011 and June 30, 2010 were (in thousands):

	March 31, 2011
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - KEYSOP assets	$ 5,943	$ 5,943	$ -	$ -
Marketable securities - deferred compensation plan	1,282	1,282	-	-

Foreign exchange contracts	174	-	174	-

Financial Liabilities
Interest rate swaps	$ (493)	-	$ (493)	-
Foreign exchange contracts	(16)	-	(16)	-

	June 30, 2010
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - KEYSOP assets	$ 5,018	$ 5,018	$ -	$ -
Marketable securities - deferred compensation plan	670	670	-	-
Foreign exchange contracts	106	-	106	-

Financial Liabilities
Foreign exchange contracts	$ 31	-	$ 31	-
Interest rate swaps	920	-	920	-

During the three and nine months ended March 31, 2011, there were no transfers of assets or liabilities between hierarchical levels.  The Company’s policy is to recognize transfers between levels as of the date they occur.

4)

Inventories

Inventories are comprised of the following (in thousands):

	March 31,	June 30,
	2011	2010
Raw materials	$ 39,768	$ 34,329
Work in process	25,383	20,640
Finished goods	21,688	14,585
Total	$ 86,839	$ 69,554

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and were $5.1 million and $16.6 million for the three and nine months ended March 31, 2011, and $4.6 million and $15.4 million for the three and nine months ended March 31, 2010, respectively.

5)

Goodwill

Changes to goodwill during the nine months ended March 31, 2011 were as follows (in thousands):

	Food Service Equipment Group	Air Distribution Products Group	Engraving Group	Engineering Technologies Group	Electronics and Hydraulics Group	Total
Balance at June 30, 2010	$ 45,590	$ 14,933	$ 19,839	$ 186	$ 22,256	$102,804
Acquisitions	702	-	816	13,039	-	14,557
Translation adjustment and other	7	-	280	(100)	1,560	1,747
Balance at March 31, 2011	$ 46,299	$ 14,933	$ 20,935	$ 13,125	$ 23,816	$ 119,108

6)

Intangible Assets

Intangible assets consist of the following (in thousands):

Customer
	Relationships	Trademarks	Other	Total

March 31, 2011
Cost	$ 25,437	$ 9,406	$ 4,636	$ 39,479
Accumulated amortization	(13,959)	-	(4,362)	(18,321)
Balance, March 31, 2011	$ 11,478	$ 9,406	$ 274	$ 21,158

June 30, 2010
Cost	$ 21,055	$ 8,808	$ 4,165	$ 34,028
Accumulated amortization	(12,162)	-	(4,075)	(16,237)
Balance, June 30, 2010	$ 8,893	$ 8,808	$ 90	$ 17,791

Amortization expense for the three and nine months ended March 31, 2011 was $0.5 million and $1.6 million, respectively.  Amortization expense for the three and nine months ended March 31, 2010 was $0.6 million and $2.0 million, respectively.  At March 31, 2011, amortization expense is estimated to be $0.6 million in the remainder of 2011, $2.0 million in 2012, $1.6 million in 2013, $1.3 million in 2014, and $1.1 million in 2015.

7)

Debt

The Company’s debt is due as follows at March 31, 2011 (in thousands):

Fiscal Year
2011	$ 1,600
2012	-
2013	87,500
2014	-
2015	-
Thereafter	3,300
$ 92,400

The Company has in place a $150 million unsecured revolving credit facility which expires in September 2012.   As of March 31, the Company has the ability to borrow $62.5 million under this facility.  The Company also utilizes two uncommitted money market credit facilities to help manage daily working capital needs.  Amounts outstanding under these facilities were $1.6 million and $0 at March 31, 2011 and June 30, 2010, respectively.

The carrying value of the current borrowings under the $150 million facility exceeds their estimated fair value by $1.1 million at March 31, 2011.

8)

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

The Company’s effective swap agreements convert the base borrowing rate on $30.0 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 2.42 % at March 31, 2011.  The Company also has an additional $20.0 million of forward-dated swap agreements that do not become effective until 2012.  The fair value of the swaps recognized in accrued expenses and in other comprehensive income is as follows (in thousands):

				Fair Value (in thousands)
Effective Date	Notional Amount	Fixed Rate	Maturity	March 31, 2011	June 30, 2010
July 14, 2008	30,000,000	3.35%	July 19, 2010	$ -	$ (77)
July 10, 2008	30,000,000	3.38%	July 28, 2010	-	(76)
June 1, 2010	5,000,000	2.495%	May 26, 2015	(110)	(148)
June 1, 2010	5,000,000	2.495%	May 26, 2015	(110)	(148)
June 8, 2010	10,000,000	2.395%	May 26, 2015	(177)	(243)
June 9, 2010	5,000,000	2.34%	May 26, 2015	(77)	(108)
June 18, 2010	5,000,000	2.38%	May 26, 2015	(86)	(120)
September 21, 2011	5,000,000	1.28%	September 21, 2013	7	-
September 21, 2011	5,000,000	1.595%	September 22, 2014	43	-
March 15, 2012	10,000,000	2.75%	March 15, 2016	17	-
				$ (493)	$ (920)

The Company reported no losses for the three and nine months ended March 31, 2011 and 2010, as a result of hedge ineffectiveness.  Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income into earnings as an adjustment to interest expense.  Accumulated other comprehensive loss related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign purchases of materials and loan payments to and from subsidiaries.  The Company enters into such contracts for hedging purposes only.  For hedges of intercompany loan payments, the Company has not elected hedge accounting due to the general short-term nature and predictability of the transactions, and records derivative gains and losses directly to the statement of operations.  At March 31, 2011 the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized gains of $0.2 million, which approximate the unrealized losses on the related loans.  At June 30, 2010, the amount of outstanding forward foreign exchange contracts was not material.

9)

Retirement Benefits

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three and nine months ended March 31, 2011 and 2010 consisted of the following components (in thousands):

Pension Benefits

	U.S. Plans
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2011	2010	2011	2010
Service cost	$ 111	$ 78	$ 333	$ 235
Interest cost	3,037	3,222	9,113	9,666
Expected return on plan assets	(3,944)	(3,900)	(11,833)	(11,701)
Recognized net actuarial loss	1,086	444	3,257	1,333
Amortization of prior service cost	35	44	106	131
Net periodic benefit (income) cost	$ 325	$ (112)	$ 976	$ (336)

	Pension Benefits
	Non-U.S. Plans
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2011	2010	2011	2010
Service cost	$ 10	$ 31	$ 30	$ 97
Interest cost	424	429	1,246	1,328
Expected return on plan assets	(377)	(372)	(1,109)	(1,151)
Recognized net actuarial loss	152	62	448	193
Amortization of prior service cost	(15)	(15)	(44)	(47)
Net periodic benefit cost	$ 194	$ 135	$ 571	$ 420

The Company expects to pay $0.5 million in required contributions to the plans during 2011.  The Company made contributions of $0.0 and $0.1 million during the three and nine months ended both March 31, 2011, and March 31, 2010, respectively.

10)

Income Taxes

The Company's effective tax rate for the three months ended March 31, 2011 was 19.2% compared with 25.3% for the same period last year.  The effective tax rates for the third quarters of 2011 and 2010 both reflect the impact of the reversal of income tax contingency reserves.  These reserves were determined to be no longer needed due to the expiration of applicable statutes of limitations.   The Company's effective tax rate for the nine months ended March 31, 2011 was 28.2% compared with 30.6% for same period last year.   The lower effective tax rate is primarily due to a benefit related to the retroactive extension of the R&D credit recorded during the second quarter of 2011 and the impact of the reversal of income tax contingency reserves during the third quarter.

11)

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Basic - Average shares outstanding	12,450	12,459	12,484	12,436

Effect of dilutive securities - Stock options
and unvested stock awards	267	213	258	188
Diluted - Average shares outstanding	12,717	12,672	12,742	12,624

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share.  No options to purchase common stock were excluded from the calculation of diluted earnings per share as anti-dilutive for the three and nine months ended March 31, 2011 and 2010, respectively.

59,205 and 78,900 performance stock units are excluded from the diluted earnings per share calculation as the performance criteria have not been met for the three and nine months ended March 31, 2011 and 2010, respectively.

12)

Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive loss are as follows (in thousands):

	March 31,	June 30,
	2011	2010
Foreign currency translation adjustment	$ 14,705	$ 6,542
Unrealized pension losses, net of tax	(70,453)	(72,375)
Unrealized loss on derivative instruments, net of tax	(325)	(623)
Accumulated other comprehensive loss	$ (56,073)	$ (66,456)

Total comprehensive income (loss) and its components in detail, including reclassification adjustments, for the three and nine months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net income:	$5,090	$ 4,601	$25,097	$20,337
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	(296)	472	(743)	620
Amortization of unrecognized costs	1,312	570	3,903	1,673
Derivative instruments:
Change in unrealized gains and losses	91	(80)	(157)	(346)
Amortization of unrealized gains and losses into interest expense	167	469	614	1,469
Other comprehensive income (loss) before tax:	1,274	1,431	3,617	3,416

Income tax provision (benefit):
Defined benefit pension plans:

Actuarial gains (losses) and other changes in unrecognized costs	84	(131)	210	(173)
Amortization of unrecognized costs	(483)	(213)	(1,448)	(653)
Derivative instruments:
Change in unrealized gains and losses	(30)	27	53	116
Amortization of unrealized gains and losses into interest expense	(58)	(162)	(212)	(507)
Income tax provision benefit to other comprehensive income (loss)	(487)	(479)	(1,397)	(1,217)
Foreign currency translation adjustment	2,674	(1,251)	8,163	1,430
Other comprehensive income (loss), net of tax:	3,461	(299)	10,383	3,629
Comprehensive income	$8,551	$ 4,302	$35,480	$23,966

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

14)

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

•

Engineering Technologies Group – provides customized solutions in the fabrication and machining of engineered components for the aerospace, energy, aviation, medical, oil and gas, and general industrial markets.

•

Electronics and Hydraulics Group – a combination of two operating segments that manufacture and sell electrical components  and that manufacture and sell single- and double-acting telescopic and piston rod hydraulic cylinders.

Net sales and income from continuing operations by segment for the three and nine months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended March 31,
	Net Sales		Income from Operations
	2011	2010	2011	2010
Segment:
Food Service Equipment Group	$83,295	$ 75,602	$ 6,795	$ 5,674
Air Distribution Products Group	12,270	11,333	(1,127)	(1,626)
Engraving Group	21,992	18,635	3,555	1,830
Engineering Technologies Group	10,996	15,797	1,563	4,775
Electronics and Hydraulics Group	18,039	14,044	2,520	1,490
Restructuring costs			(185)	(660)
Gain on sale of real estate			-	-
Corporate			(6,115)	(4,738)
Sub-total	$146,592	$ 135,411	$ 7,006	$ 6,745
Interest expense			(466)	(752)
Other non-operating income (expense)			(150)	224
Income from continuing operations before income taxes			$ 6,390	$ 6,217

	Nine Months Ended March 31,
	Net Sales		Income from Operations
	2011	2010	2011	2010
Segment:
Food Service Equipment Group	$268,588	$249,312	$ 27,922	$ 28,796
Air Distribution Products Group	39,498	38,729	(1,860)	(1,885)
Engraving Group	63,435	57,701	10,875	6,613
Engineering Technologies Group	37,025	42,815	7,780	10,046
Electronics and Hydraulics Group	50,628	37,816	7,200	3,051
Restructuring costs			(1,623)	(3,687)
Gain on sale of real estate			3,368	1,405
Corporate			(15,969)	(14,267)
Sub-total	$459,174	$426,373	$ 37,693	$ 30,072
Interest expense			(1,647)	(2,486)
Other non-operating income (expense)			(95)	413
Income from continuing operations before income taxes			$ 35,951	$ 27,999

Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Income (loss) from operations by segment excludes interest expense and other non-operating income (expense).

15)

Restructuring

The Company has undertaken cost reduction and facility consolidation initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2011			2011

	Involuntary			Involuntary
	Employee			Employee
	Severance			Severance
	and Benefit			and Benefit
	Costs	Other	Total	Costs	Other	Total
Workforce Reduction	$ 157	$ -	$ 157	$ 292	$ -	$ 292
Consolidation of Global Manufacturing Footprint	$ (2)	$ 30	$ 28	$ 14	$ 1,317	$ 1,331
	$ 155	$ 30	$ 185	$ 306	$ 1,317	$ 1,623

	2010			2010

Workforce Reduction	$ 262	$ -	$ 262	$ 859	$ -	$ 859
Consolidation of Global Manufacturing Footprint	$ 401	$ (3)	$ 398	$ 801	$ 2,027	$ 2,828
	$ 663	$ (3)	$ 660	$ 1,660	$ 2,027	$ 3,687

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

Activity in the reserves for the Workforce Reduction is as follows (in thousands):

Involuntary
Employee
Severance
and Benefit
Costs
Restructuring Liabilities at June 30, 2010	$ 178
Additions	292
Payments	(350)
Restructuring Liabilities at March 31, 2011	$ 120

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

Activity in the reserves related to optimization of the Company’s manufacturing locations is as follows (in thousands):

	Involuntary
	Employee
	Severance
	and Benefit
	Costs	Other	Total
Restructuring Liabilities at June 30, 2010	$ 147	$ 183	$ 330
Additions and adjustments	14	1,317	1,331
Payments	(163)	(1,338)	(1,501)
Restructuring Liabilities at March 31, 2011	$ (2)	$ 162	$ 160

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2011			2011

	Involuntary			Involuntary
	Employee			Employee
	Severance			Severance
	and Benefit			and Benefit
	Costs	Other	Total	Costs	Other	Total
Food Service Equipment Group	$ 71	$ 12	$ 83	$ 71	$ 1,179	$ 1,250
Air Distribution Products Group	-	18	18	16	138	154
Engraving Group	23	-	23	131	-	131
Corporate	61	-	61	88	-	88
Total expense	$ 155	$ 30	$ 185	$ 306	$ 1,317	$ 1,623

	2010			2010
Food Service Equipment Group	$ 185	$ 303	$ 488	$ 504	$ 1,706	$ 2,210
Air Distribution Products Group	$ 102	$ 104	206	$ 106	$ 651	757
Engraving Group	329	(414)	(85)	914	(334)	580
Electronics and Hydrualics Group	9	4	13	49	4	53
Corporate	38	-	38	87	-	87
Total expense	$ 663	$ (3)	$ 660	$ 1,660	$ 2,027	$ 3,687

16)

Gain on Sale of Real Estate

During the first half of 2011, the Company completed the sale of a parcel of real estate in Lyon, France, on which it had previously operated an Engraving Group facility.  Proceeds from the sale were $4.9 million and the sale resulted in a pre-tax gain of $3.4 million, net of related costs.

17)

Discontinued Operations

As discussed in Note 13 - Contingencies, the Company recorded a gain of $2.5 million ($1.6 million net of tax) during the first half of 2010 related to the recovery of costs previously incurred in carrying out environmental remediation efforts at the former location of the Club Products and Monarch Aluminum divisions.

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

Overview

We are a leading manufacturer of a variety of products and services for diverse commercial and industrial market segments.  We have five reporting segments:  Food Service Equipment Group, Air Distribution Products Group (ADP), Engraving Group, Engineering Technologies Group, and Electronics and Hydraulics Group.  Our continuing objective is to identify those of our businesses which hold the greatest potential for profitable growth, and direct our resources to supporting profitable organic growth and acquisition opportunities in those businesses.

Our customer base in the food service equipment, automotive, U.S. residential housing and general industrial sectors have all experienced difficult recessionary market conditions that have negatively impacted our sales volume.  During the second half of 2010, we began to see an uneven recovery indicating that our end-user markets have begun to stabilize, as evidenced by year over year quarterly sales increases that we have experienced in each of the past five quarters.  We are cautiously optimistic that sales levels will continue to gradually improve, although ongoing weakness in the housing sector may continue to hinder near-term improvement in our ADP operations.

During fiscal 2009 and 2010, our focus had been on reducing our cost structure through company-wide headcount reductions, plant consolidations, procurement savings, and improved productivity in all aspects of our operations.  These cost reduction efforts have allowed the Company to significantly improve margins and increase its bottom line despite sales being lower than their pre-recession peak by nearly 10%.  Substantially all of our restructuring initiatives were completed during fiscal 2010, and we are now seeing the full impact of approximately $40 million of cost reductions in our annual run rate.  In addition to the focus on cost reductions, we have improved the Company’s liquidity through working capital management, constraining capital expenditures to the most strategically important projects, and sale of excess land and buildings.  These efforts have provided us with the liquidity to pursue both top-line growth initiatives and $26.6 million of acquisitions during the year, and their success is further evidenced by our net debt to capital ratio of 23.4% at March 31, 2011.

As part of our ongoing acquisition strategy, we have completed four acquisitions thus far during 2011:

•

In March 2011, we acquired Metal Spinners Group, Ltd. (“Metal Spinners”), a U.K.-based metal fabrication supplier to the medical, general industrial, and oil and gas markets in the U.S., U.K., Europe, and China.  Metal Spinners’ fabrication technology is similar to that of Spincraft, which it will join as part of the Engineering Technologies Group.  Metal Spinners will provide the Company with access to new end-user and geographic markets, as well as high-efficiency metal fabrication capabilities and a customer base that includes global leaders in the medical device and oil and gas market sectors.

•

In January 2011, we purchased S.A. Chemical Etching in Durban, South Africa to be part of our Mold-Tech operations.  This acquisition has the distinction of giving our Engraving Group a presence on six continents, further demonstrating our global capabilities to customers.

•

During the second quarter, we acquired the Tri-Star brand of high quality restaurant- and value-series range platforms and other important cooking products, which provide the Cooking Solutions unit of our Food Service Equipment Group with a more complete product offering.

•

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

We also continue to focus our attention on driving market share gains in what we expect will be a highly competitive, low-growth environment in our end-user markets.  Each of our business units has developed a series of top-line initiatives that we believe will provide opportunities for market share gains which should supplement future economic growth in our markets.  These growth initiatives include new product introductions, expansion of product offerings through private labeling and sourcing agreements, geographic expansion of sales coverage, and the use of new channels of sales, leveraging strategic customer relationships, development of energy efficient products, new applications for existing products and technology, and next generation products and services for our end-user markets.  At the same time, over the past several years we have created a strong lean enterprise culture, developed low cost sourcing capabilities, and established low cost manufacturing operations in Mexico and China within our business units, whereby we seek continuous improvement in our manufacturing processes, working capital management, and overall cost structure.

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

We monitor a number of key performance indicators (“KPIs”) including net sales, income from operations, backlog, effective income tax rate, and gross profit margin.  A discussion of these KPIs is included within the discussion below.  We may also supplement the discussion of these KPIs by speaking to the impact of foreign exchange rates, acquisitions, and other significant items when they have a material impact on the discussed KPI.  We believe that the discussion of these items provides enhanced information to investors by disclosing their impact on the overall trend in order to provide a clearer comparative view of the KPI where applicable.  For discussion of the impact of foreign exchange rates on KPIs, the Company calculates the impact as the difference between the current period KPI calculated at the current period exchange rate as compared to the KPI calculated at the historical exchange rate for the prior period.  For discussion of the impact of acquisitions, we isolate the impact to the KPI amount that would have existed regardless of our acquisition. Sales resulting from synergies between the acquisition and existing operations of the Company are considered organic growth for the purposes of our discussion.

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations

Three Months Ended	Nine Months Ended
March 31,	March 31,
(Dollar amounts in thousands)	2011	2010	2011	2010
Net sales	$ 146,592	$135,411	$ 459,174	$426,373
Gross profit margin	29.9%	30.5%	31.6%	31.7%
Income from operations	7,006	6,745	37,693	30,072
Backlog as of March 31	102,455	92,568	102,455	92,568

Net Sales
Three Months Ended	Nine Months Ended
(In thousands)	March 31, 2011	March 31, 2011
Net sales, prior period	$ 135,411	$ 426,373
Components of change in sales:
Effect of exchange rates	808	(1,088)
Effect of acquisitions	2,876	4,151
Organic sales change	7,497	29,738
Net sales, current period	$ 146,592	$ 459,174

Net sales for the third quarter of 2011 increased $11.2 million, or 8.3%, when compared to the same period of 2010.  This change was due to organic sales increases of $7.5 million, or 5.6% augmented by approximately $0.8 million of favorable foreign exchange.  Also impacting sales was $2.9 million of revenue from newly acquired operations, primarily consisting of sales from Metal Spinners and Tri-Star.  Sales increased by double-digit percentages across all segments except ADP and Engineering Technologies, where sales decreased due to softness in energy markets and the timing of aerospace deliveries.

Net sales for the nine months ended March 31, 2011 increased $32.8 million, or 7.7%, when compared to the same period of 2010.  This change was due to organic sales increases of $29.7 million, or 7.0% offset by approximately $1.1 million of unfavorable foreign exchange.  Newly acquired operations contributed $4.2 million of sales during the period.  The Electronics and Hydraulics Group showed a strong double-digit increase in sales, and the Engraving, Food Service Equipment, and ADP Groups also show year-over-year improvement.  The Engineering Technologies Group saw a decrease under similar factors as the quarter.

Gross Profit Margin

Our gross profit margin decreased to 29.9% for the third quarter of 2011 versus 30.5% in the same quarter of last year.  Quarterly gross profit margins were primarily impacted by the Engineering Technologies Group, which had a difficult prior year comparison due to large aerospace deliveries in 2010 that did not repeat in 2011.

Gross profit margin for the nine months was approximately flat from prior year at 31.6% in 2011 compared to 31.7% in 2010.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses for the third quarter of 2011 were $36.7 million, or 25.0% of sales, compared to $33.9 million, also 25.0% of sales, reported for the same period a year ago.  Expenses in the third quarter of 2011 were impacted by $0.7 million of transaction-specific expenses related to our acquisition of Metal Spinners during the period, as well as increased pension costs of $0.4 million.  For the nine months ended March 31, 2011, Selling, General, and Administrative Expenses were $109.3 million, or 23.8% of sales, compared to $102.8 million, or 24.1% of sales, in 2010.  This change also includes the impact of 401(k) matching contributions on the first six months of the 2011 period, as our previously-suspended contributions were not reinstated until January 1, 2010.  We believe that stability of our SG&A costs in spite of these items is a positive reflection of our new cost structure, and we expect to further leverage this structure in the face of improved volume.

Income from Operations

Income from operations for the third quarter of 2011 was $7.0 million, compared to $6.7 million reported for the same period a year ago.  The increase to operating income was driven primarily by increased sales which benefitted from our recent cost reduction efforts. Income from operations for the nine months ended March 31, 2011 was $37.7 million, compared to $30.1 million reported for the nine months ended March 31, 2010.  The first nine months of 2011 includes a $3.4 million gain on the sale of property from a former Engraving Group operation in Lyon, France, while the prior year period includes a gain of $1.4 million from the sale of our corporate headquarters in Salem, New Hampshire.

Interest Expense

Interest expense for the third quarter of 2011 decreased $0.3 million, or 38.0%, to $0.5 million compared to the third quarter of 2010.  For the nine months ended March 31, 2011, interest expense decreased $0.8 million, or 33.8% in comparison to the prior year period.  This decrease is due to both lower overall borrowings on the Company’s revolving credit facility and a lower effective interest rate due to the expiration of interest rate swaps in effect in 2010.

Other Non-Operating Income (Expense)

Other non-operating expense was $0.2 million for the three months ended March 31, 2011, compared to income of $0.2 million for the three months ended March 31, 2010.  Other non-operating expense was $0.1 million for the nine months ended March 31, 2011, compared to income of $0.4 million for the nine months ended March 31, 2010. Both the three and nine month amounts in 2010 were impacted by a $0.3 million life insurance benefit from the death of a former executive.

Income Taxes

Our effective tax rate for the three months ended March 31, 2011 was 19.2% compared with 25.3% for the same period last year.  The effective tax rates for the third quarters of 2011 and 2010 both reflect the impact of the reversal of income tax contingency reserves.  These reserves were determined to be no longer needed due to the expiration of applicable statutes of limitations.   The Company's effective tax rate for the nine months ended March 31, 2011 was 28.2% compared with 30.6% for same period last year.   The lower effective tax rate is primarily due to a benefit related to the retroactive extension of the R&D credit recorded during the second quarter of 2011 and the impact of the reversal of income tax contingency reserves during the third quarter.

Backlog

Backlog at March 31, 2011 increased $9.9 million, or 10.7%, compared to March 31, 2010.  The majority of the increase is attributable to increased bookings in the Food Service Equipment Group and in the Electronics and Hydraulics Group, which is benefitting from the recovery of our Hydraulics unit and the continued strength of the Electronics unit.

Segment Analysis

Food Service Equipment Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(in thousands)	2011	2010	Change	2011	2010	Change
Sales	$83,295	$75,602	10.2%	$268,588	$249,312	7.7%
Income from operations	6,795	5,674	19.8%	27,922	28,796	-3.0%
Operating income margin	8.2%	7.5%		10.4%	11.6%

Net sales in the third quarter of fiscal 2011 increased $7.7 million, or 10.2%, from the same period one year earlier.  The effects of foreign exchange rates accounted for a $0.3 million increase in sales and the acquisition of Tri-Star in the quarter contributed $1.3 million, or 1.8% of the increase in sales. Our Cooking Solutions and Custom Solutions Groups both grew approximately 15% year over year.  Our Procon pump business produced double digit growth reflecting continuing strength in the global beverage market and improving industrial demand for our pumps.  On the hot side, we continue to gain sales through our exclusive contract for hot dog rollers with 7-Eleven and we have also been awarded the griddle contract for the upcoming rollout of a large national chain’s new line of premium burgers.  Our Refrigerated Solutions Group grew in the low single digits due to continued strength in sales to quick-service restaurants being offset by project delays at a large national drugstore chain.  We expect to see these drugstore sales compressed into the next two quarters.  We also continue to pursue new sales in the “dollar store” segment, where we offer a strong value proposition in a market where refrigerated and frozen food is gaining greater shelf space.

While the price increases we have been able to implement in the market have not kept up with the increase in steel costs over the past several quarters, we believe that metal costs appear to have stabilized in the near term and that the market has begun to accept more favorable pricing.

Net sales in the nine months ended March 31, 2010 increased $19.3 million, or 7.7%, from the same period one year earlier.  This includes the negative effect of foreign exchange rates of $0.8 million, and the Tri-Star acquisition accounted for $2.2 million, or 0.9% of these additional sales.

Income from operations for the third quarter of fiscal 2011 was up $1.1 million, or 19.8%, from the same period last year.  Return on sales increased from 7.5% to 8.2% for the quarter.  The effects of foreign exchange rates accounted for a $0.1 million decrease.  EBIT during the quarter also included $0.6 million of expenses for the biannual NAFEM trade show, where we presented all of our Food Service brands under a single banner.  This show also represented the formal debut of our range line and other new products, which have already exceeded our expectations to date.

Income from operations for the first nine months of fiscal 2011 decreased $0.9 million, or 3.0%, when compared to the same period one year earlier.  The Group’s return on sales decreased from 11.6% to 10.4% for the quarter.  The impact of the $19.3 million volume increase and cost reductions was offset by a combination of negative mix changes from the prior year, inflationary increases in material costs, and the previously mentioned expenses associated with the NAFEM trade show.  We expect that our future margin performance will benefit in the near term by price increases in the 3-5% range and similar to those of which have already been announced by our competitors.

Air Distribution Products Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(in thousands)	2011	2010	Change	2011	2010	Change
Sales	$12,270	$11,333	8.3%	$39,498	$38,729	2.0%
Loss from operations	(1,127)	(1,626)	30.7%	(1,860)	(1,885)	1.3%
Operating income margin	-9.2%	-14.3%		-4.7%	-4.9%

Sales for the ADP Group in the third fiscal quarter of 2011 increased a total of $0.9 million from 2010 levels, an 8.3% increase, despite a housing market that continues to languish.  The change in sales was mostly the result of the addition of new customer branches that contributed $0.8 million in new business.  The continued rollout of new, adjacent product lines contributed an additional $0.2 million as compared to the same period a year ago.

Since December 2008, housing starts in the U.S., after a precipitous decline over the prior 3 years, have remained within a narrow band of historically low annualized starts.  As such, sales continue to remain depressed with slight variances from quarter to quarter with ADP’s total unit volume 8.2% higher in the third quarter of 2011 as compared to the same period in the prior year. ADP continues to pursue market share gains through its traditional channels by increasing market penetration at existing and new wholesaler accounts, emphasizing our ability to service nationwide wholesalers and large “do-it-yourself” retailers through our network of factory locations, and by working in conjunction with our wholesalers to target contractor business. ADP’s sales initiatives resulted in the addition of 108 new branches of existing customers (each branch being independent in their choice of supplier) compared to the same period a year ago. T he introduction of several new product lines also contributed to the year over year growth in volume.

Net sales for the nine months ending March 31, 2011 improved by $0.8 million, or 2.0%, as pricing remained essentially flat and sales unit volume increased by 2.3%.  Nationwide housing starts for the nine-month period ending four months prior to March 31, 2011, the lead time of which is indicative of ADP sales, improved 5.2% from the same nine-month period one year earlier.

The ADP segment recorded a loss of $1.1 million, a $0.5 million improvement from the third quarter of 2010. Increased volume contributed $0.2 million.  The balance of the improvement was due to lower administrative expenses and improved factory productivity partially offset by higher priced metal.

Operating income for the nine months ended March 31, 2011 was a loss $1.9 million, essentially flat with the prior year.  Metal costs versus the prior year increased by $1.7 million, but these costs were mostly offset by lower SG&A spending and improved factory productivity.

Engraving Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(in thousands)	2011	2010	Change	2011	2010	Change
Sales	$21,992	$18,635	18.0%	$63,435	$57,701	9.9%
Income from operations	3,555	1,830	94.3%	10,875	6,613	64.4%
Operating income margin	16.2%	9.8%		17.1%	11.5%

Net sales in the third quarter increased by $3.4 million, or 18.0%, when compared to the same quarter in the prior year.  Favorable foreign exchange accounted for $0.4 million of this increase, which was driven by increased sales in the European and China mold texturizing markets, while our new acquisitions in India and South Africa accounted for $0.2 million of this increase.  While the third quarter is seasonally our slowest due to the timing of automotive model rollouts, sales remained strong and we anticipate the fourth quarter benefitting from a solid schedule of automotive product launches.  While the Roll, Plate, and Machinery markets are still flat, we anticipate that new U.S. government regulations which go into effect January 1, 2012, for cigarette packaging will positively impact our roll engraving and machinery business.

Net sales for the nine months ended March 31, 2011 increased by $5.7 million, or 9.9%, when compared to the first nine months of the prior year.  The period was impacted by unfavorable foreign exchange of $0.4 million which offset sales from new acquisitions in India and South Africa of $0.6 million.  The overall increase is attributable to strong mold texturing sales worldwide in the automotive markets in North America, Europe & China.  Our new acquisitions in India and South Africa continue to perform above expectations.

Income from operations for the quarter ended March 31, 2011 increased $1.7 million, or 94.3% when compared to the same quarter last year.  The mold texturizing business has a high percentage of fixed costs, and as such, we are able to leverage our sales increases at a high rate.

Income from operations in the first nine months of 2011 increased by $4.3 million, or 64.4%, when compared to the first nine months of the prior fiscal year on factors similar to the quarter.

Engineering Technologies Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(in thousands)	2011	2010	Change	2011	2010	Change
Sales	$10,996	$15,797	-30.4%	$37,025	$42,815	-13.5%

Income from operations	1,563	4,775	-67.3%	7,780	10,046	-22.6%
Operating income margin	14.2%	30.2%		21.0%	23.5%

Net sales for the three months ended March 31, 2011 decreased by $4.8 million, or 30.4%, when compared with the same period in 2010.  Sales declined in large part as a result of large aerospace contracts in 2010 that were not repeated in 2011, as well as the timing of current year contracts partially offset by $1.3 million of sales from our recently completed acquisition of Metal Spinners.  We expect some strengthening in aerospace and marine shipments over the next two quarters.  In addition, sales to the energy sector remain lower due to soft market conditions.

Net sales in the first nine months of this fiscal year decreased $5.8 million or 13.5%, when compared to the same period one year earlier.  The decline is a result of lower sales in the aerospace and energy markets, partially offset by improvements in the aviation sector.

Income from operations in the third quarter of 2011 decreased by $3.2 million, or 67.3%, when compared to the same quarter in 2010.  The decrease was a result of reduced sales volume and the effect of purchase accounting related to the acquisition of the Metal Spinners Group.  We believe that this dilutive effect will be isolated to the third quarter, and both the fourth quarter and 2012 should show a positive contribution.

For the nine month period ending March 31, 2011, income from operations decreased $2.3 million, or 22.6%, when compared to the prior year period.  This decrease was driven by the aforementioned sales volume reduction.

Electronics and Hydraulics Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(in thousands)	2011	2010	Change	2011	2010	Change
Sales	$18,039	$14,044	28.4%	$50,628	$37,816	33.9%
Income from operations	2,520	1,490	69.1%	7,200	3,051	136.0%
Operating income margin	14.0%	10.6%		14.2%	8.1%

Sales for the Group increased $4.0 million or 28.4% in the third quarter of 2011 when compared to 2010.  The increase at the Electronics unit is due to improved market conditions in our end user markets and market share gains resulting from our top line organic growth initiatives.  We are in a unique position relative to our competition, as we are able to provide engineering expertise on a global basis combined with the low cost manufacturing due to our facilities located in Mexico and China.  Our North American based competition typically cannot offer the same low cost manufacturing position and competitors located in China cannot provide the same level of new product and application engineering capability.  The reed switch business posted a record sales volume during the quarter.   The Hydraulics unit saw a 39.8% increase in sales as business in the domestic dump truck and dump trailer markets has started to improve due to increases in coal mining, requirements for aggregate, and municipalities having to replace aging equipment.  Alternative markets such as oil & gas and refuse vehicles have also assisted in the turnaround.  In addition, our diversification efforts in the Chinese domestic market, as well as sales into Southeast Asia, Australia, Central America and South America, are contributing to the increase.

Sales for the nine months ended March 31, 2011, increased $12.8 million or 33.9% when compared to the same period in 2010.  The increase at the Electronics unit is due to broad based improved market conditions in the automotive, medical, aerospace and industrial markets as well as market share gains from new products, penetration into new geographic areas and expanded use of existing technologies into new applications and for new customers.  Growth in the Hydraulics unit is primarily the result of the aforementioned gains.

Income from operations during the second quarter increased $1.0 million, or 69.1% compared to the same period last year.  At the Electronics unit, improved pricing and productivity improvements were more than sufficient to offset increased raw materials costs as we continue to leverage volume at our low-cost facilities in Mexico and China.  Meanwhile, the increase in sales at Hydraulics has leveraged very well due to the impact of cost reduction initiatives taken in 2009, including a facility closure and a 50% headcount reduction.

For the nine months ended March 31, 2011, income from operations increased $4.1 million, or 136%, compared to the prior year quarter, largely on the aforementioned leveraging of our cost structure.

Corporate and Other

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(in thousands)	2011	2010	Change	2011	2010	Change
Income (loss) from operations:
Corporate	$(6,115)	$(4,738)	29.1%	$(15,969)	$(14,267)	11.9%
Gain on sale of real estate	-	-		3,368	1,405	139.7%
Restructuring	$ (185)	$ (660)	-72.0%	$ (1,623)	$ (3,687)	-56.0%

Corporate expenses of approximately $6.1 million in the third quarter of 2011 increased $1.4 million, or 29.1%, compared to 2010.  This increase consisted primarily of $0.7 million in acquisition-related costs and $0.4 million of increased pension costs.  For the nine months ended March 31, 2011, corporate expenses increased $1.7 million, or 11.9% to $14.3 million as compared to the prior year, driven primarily by $1.0 million in transaction-specific acquisition-related costs and increased pension costs of $0.7 million.

During the first half of 2011, we sold the facility related to a former Engraving Group operation in Lyon, France.  The Company recorded a gain of $3.4 million upon closure of the sale.  During the second quarter of 2010, we sold our Corporate headquarters building in Salem, New Hampshire, and moved to a smaller, leased space more suited to our current operational needs.  We recorded a gain of $1.4 million related to this sale.

During the third quarter of 2011, the Company incurred restructuring charges of $0.2 million compared to $0.7 million in the third quarter of 2010.  The prior year amount consists primarily of $0.5 million related to the closure of our Dallas, Texas, Food Service Equipment Group facility.  Restructuring charges of $3.7 million in the first nine months of 2010 related primarily to the closure of the Food Service Equipment Group facility in New Rochelle, New York, and the consolidation of the aforementioned Dallas facility.  The consolidation of the Dallas facility continued into 2011, and constitutes the majority of the expense for the first nine months of this year.  Production at both of these facilities has been integrated into our existing facilities in Nogales, Mexico and Cheyenne, Wyoming.

Liquidity and Capital Resources

Cash flows provided by operations for the nine months ended March 31, 2011, were $23.9 million compared to $29.2 million for the same period last year.  The reduction in net cash flow from operating activities is primarily due to increased cash outflows of $5.8 million from changes in operating assets and liabilities.  The principal driver of these outflows is an increase in inventory of $13.1 million, net of acquisitions and exchange rate changes.  Inventory has increased directly proportional to increased sales volume.  Cash flow from investing activities consisted primarily of the sale of excess real estate, increased capital expenditures, and $26.6 million for the acquisitions of four businesses in the Engineering Technologies, Engraving, and Food Service Equipment Groups.  We paid dividends of $2.1 million and purchased $5.1 million of common stock into treasury during the period.

As part of our ongoing effort to improve our liquidity, we continue to emphasize disciplined working capital management.  Although our balances have increased, our inventory turns have held steady at 4.9 as compared to 5.0 at March 31, 2010.  Working capital turns were 4.9 at March 31, 2011, compared to 5.3 in the prior year, however, this number includes the impact of $2.5 million of working capital acquired as part of the Metal Spinners and Mold-Tech South Africa transactions.

We have in place a five year, $150 million unsecured revolving credit facility (the “facility”) with seven participating banks which originated in September 2007.  Funds available under the facility may be used for general corporate purposes or to provide financing for acquisitions.  Borrowings under the agreement bear interest at a rate equal to LIBOR plus an applicable percentage, currently 0.525%, based on our consolidated leverage ratio as defined by the agreement.  As of March 31, 2011, the effective rate of interest for outstanding borrowings under the facility was 1.77%.  We are required to pay an annual fee of 0.10% on the face amount of the facility.

The Company has undertaken several initiatives since the economic recession of 2008 to generate cash and reduce net debt, including reductions in capital expenditures, improved working capital management, short-term repatriation of foreign cash and a reduction in our dividend.  As of March 31, 2011, we had borrowings of $87.5 million under the facility.  We believe that the remaining $62.5 million available under the facility and the improved operating cash flow resulting from our various initiatives provides us with sufficient liquidity to meet our foreseeable needs.

We also utilize two uncommitted money market credit facilities to help manage daily working capital needs.  These unsecured facilities, which are renewed annually, provide for a maximum aggregate credit line of $15 million.  Amounts outstanding under these facilities were $1.6 million and $0 at March 31, 2011 and June 30, 2010, respectively.

Our funded debt agreements contain certain customary affirmative and negative covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the credit agreement”), to interest expense for the trailing twelve months of at least 3:1. Adjusted EBIT per the credit agreement specifically excludes extraordinary and certain other defined items such as non-cash restructuring charges and goodwill impairment. At March 31, 2011, the Company’s Interest Coverage Ratio was 16.54:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the credit agreement, calculated as Adjusted EBIT per the credit agreement plus Depreciation and Amortization, may not exceed 3.5:1.   At March 31, 2011, the Company’s Leverage Ratio was 1.54:1.

Consolidated Net Worth – The Company is required to maintain a Consolidated Net Worth of at least $163.7 million plus 50% of cumulative net income since the inception of the agreement.  Consolidated Net Worth is defined as the Company’s net worth as adjusted for unfunded pension liabilities (not to exceed $40 million) and certain foreign exchange gains and losses.  At March 31, 2011, the Company’s Consolidated Net Worth was $248.8 million, $23.0 million greater than the required amount of $225.8 million.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisition expenditures, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect to spend between $2 million and $3 million on capital expenditures during the remainder of 2011, and expect that depreciation and amortization expense for the year will be approximately $11.5 million and $2.0 million, respectively.

In June 2010, we entered into $30.0 million of five-year floating to fixed rate swaps.  Under the currently effective swaps, we have converted the base borrowing rate on $30.0 million of debt due under the facility from LIBOR to a weighted average rate of 2.42% at March 31, 2011.  In anticipation of future borrowings to fund organic growth and acquisitions, we have also entered into three forward-dated swaps totaling $20 million that will become effective in September 2011 and March 2012 in order to take advantage of the current interest rate market.  When these forward-dated swaps are effective, our weighted average base borrowing rate on the swapped portion of our debt will be 2.29%.

The following table sets forth our capitalization at March 31, 2011 and June 30, 2010 (in thousands):

	March 31,	June 30,
	2011	2010
Short-term debt	1,600	-
Long-term debt	90,800	93,300
Less cash and cash equivalents	24,079	33,630
Net debt	68,321	59,670
Stockholders' equity	223,507	192,063
Total capitalization	$ 291,828	$ 251,733

We sponsor a number of defined benefit and defined contribution retirement plans.  We have evaluated the current and long-term cash requirements of these plans.  Our operating cash flows from continuing operations are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The Company’s pension plan for U.S. salaried employees was frozen as of January 2008.  The fair value of the Company's U.S. pension plan assets was $191.3 million at March 31, 2011, as compared to $174.3 million at the most recent measurement date, which occurred as of June 30, 2010.  The next measurement date to determine plan assets and benefit obligations will be on June 30, 2011.  Benefit obligations at the next measurement date may exceed plan assets and the plan may or may not require additional future contributions.

We have an insurance program in place to fund supplemental retirement income benefits for certain retired executives.  Current executives and new hires are not eligible for this program.  At March 31, 2011, the underlying policies have a cash surrender value of $18.0 million, less policy loans of $10.8 million.  These amounts are reported net on our balance sheet.  The aggregate present value of future obligations was approximately $0.7 million and $1.0 million at March 31, 2011 and June 30, 2010, respectively.

In connection with the sale of the Berean Christian Bookstores completed in August 2006, we assigned all but one associated retail location lease to the buyers, but remained an obligor on the assigned leases.  During June 2009, the Berean business filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  The Berean assets were subsequently resold under section 363 of the Code.  The new owners of the Berean business have negotiated lower lease rates and extended lease terms at certain of the leased locations.  We still remain an obligor on these leases, but at the renegotiated rates and to the original term of the leases.  During the second quarter of 2011, we were able to negotiate the termination of one of the leases not assumed by the original buyer with no additional expense.  The aggregate amount of our obligations in the event of default is $2.7 million at March 31, 2011.

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

Critical Accounting Policies

Acquisitions

The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair values for assets acquired and liabilities assumed.  The fair values assigned to tangible and intangible assets acquired and liabilities assumed, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.  If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets.

Allocations of the purchase price for acquisitions are based on estimates of the fair value of the net assets acquired and are subject to adjustment upon finalization of the purchase price allocation.  During this measurement period, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date.  All changes that do not qualify as measurement period adjustments are included in current period earnings.

Other Critical Accounting Policies

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At March 31, 2011, the collective fair value of the Company’s open foreign exchange contracts was not material.

Our primary translation risk is with the Euro, British Pound Sterling (Pound), Canadian Dollar, Mexican Peso, Australian Dollar and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any of these foreign currencies to the U.S. Dollar at March 31, 2011, would not result in a material change in our operations, financial position, or cash flows.  We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we use interest rate swap agreements to modify our exposure to interest rate movements.  The Company’s currently effective swap agreements convert our base borrowing rate on $30.0 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average rate of 2.42% at March 31, 2011.  Due to the impact of the swaps, an increase in interest rates would not have materially impacted our interest expense for the three and nine months ended March 31, 2011.

The Company’s effective rate on variable-rate borrowings, including the impact of interest rate swaps, under the revolving credit agreement decreased from 3.94% at June 30, 2010 to 1.77% at March 31, 2011.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of March 31, 2011, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.  CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, the Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is  (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Further, there was no change in the internal controls over financial reporting during the quarterly period ended March 31, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended March 31, 2011

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - January 31, 2011	1,319	$ 30.86	1,319	468,810

February 1 - February 28, 2011	4,813	33.83	4,813	463,997

March 1 - March 31, 2011	2,747	35.10	2,747	461,250

Total	8,879	$ 33.78	8,879	461,250

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

STANDEX INTERNATIONAL CORPORATION

Date:	April 29, 2011	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/CFO/Treasurer
(Principal Financial & Accounting Officer)

Date:	April 29, 2011	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer