Form 10-K
period 2011-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2011-09-08
CIK 310354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011	Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its Charter)

DELAWARE	31-0596149
(State of incorporation)	(I.R.S. Employer Identification No.)

11 KEEWAYDIN DRIVE, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

(603) 893-9701
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $1.50 Per Share	New York Stock Exchange

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

YES [   ]     NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at the close of business on December 31, 2010 was approximately $369,000,000.  Registrant’s closing price as reported on the New York Stock Exchange for December 31, 2010 was $29.91 per share.

The number of shares of Registrant's Common Stock outstanding on September 2, 2011 was 12,627,382

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report.

Forward Looking Statement

Statements contained in this Annual Report on Form 10-K that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” "may," “will,” “expect," "believe," "estimate," "anticipate," ”intends,” "continue," or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company’s business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired.  These factors include, but are not limited to material adverse or unforeseen legal judgments, fines, penalties or settlements, conditions in the financial and banking markets, including fluctuations in the exchange rates and the inability to repatriate foreign cash, general and international recessionary economic conditions, including the impact, length and degree of the current recessionary conditions on the customers and markets we serve and more specifically conditions in the food service equipment, automotive, construction, aerospace, energy, housing transportation and general industrial markets, lower-cost competition, the relative mix of products which impact margins and operating efficiencies, both domestic and foreign, in certain of our businesses, the impact of higher raw material and component costs, particularly steel, petroleum based products and refrigeration components,  an inability to realize the expected cost savings from restructuring activities, effective completion of plant consolidations, cost reduction efforts, including procurement savings and productivity enhancements, capital management improvements, strategic capital expenditures, and  the implementation of lean enterprise manufacturing techniques, the inability to achieve the savings expected from the sourcing of raw materials from and diversification efforts in emerging markets  and the inability to achieve synergies contemplated by the Company.  Other factors that could impact the Company include changes to future pension funding requirements and the failure by the purchaser of our former Berean bookstore chain to satisfy its obligations under those leases where the Company remains an obligor.  In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

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

•

Our focus is on the growth and development of businesses that provide customer solutions or engineered products that provide higher levels of added value to our customers.  These types of businesses generally demonstrate the ability to sustain sales and profit growth over time and provide superior operating margins to enhance shareholder returns.

•

We have a focus on operational excellence through the continuous improvement in the cost structure of our businesses and in management of working capital.  We recognize that our businesses are competing in a global economy that requires that we constantly strive to improve our competitive position.  We have deployed a number of management competencies including lean enterprise, the use of low cost manufacturing facilities in countries such as Mexico, India, and China, the consolidation of manufacturing facilities to achieve economies of scale and leveraging of fixed infrastructure costs, alternate sourcing to achieve procurement cost reductions, and capital improvements to increase shop floor productivity, which drives improvements in the cost structure of our business units.  Further, we have made a priority of improving the utilization and efficiency in the investment of working capital in our business units.

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

Description of Segments

Food Service Equipment Group

Our Food Service Equipment businesses are leading, broad-line manufacturers of commercial food service equipment which includes products on the “cold” or in the refrigerated segment of food service applications and on the “hot” or in the cooking, warming or holding segment of the market.  Our products are used throughout the entire food service process; from storage, to preparation, to cooking and to display.  The equipment that we design and manufacture is utilized in restaurants, convenience stores, quick-service restaurants, supermarkets, drug stores and institutions such as hotels, casinos and corporate and school cafeterias to meet the challenges of providing food and beverages that are fresh and appealing while at the same time providing for food safety, energy efficiency and reliability of the equipment performance.  The Food Service Equipment Group also applies technology and product expertise in the health science and medical markets.  Customers in this segment include laboratories, health care institutions, and blood banks.  Our products are sold direct, through dealer buying groups and through industry representatives.  Through innovation and acquisition, we continue to expand this segment.  Our brands and products include:

-

Master-Bilt® and Kool Star® refrigerated reach-in and under counter refrigerated cabinets, cases, display units, and walk-in coolers and freezers

-

Nor-Lake, Incorporated walk-in coolers and freezers and reach-in and under counter refrigerated cabinets to meet food service and scientific needs

-

APW Wyott®, American Permanent Ware, Bakers Pride®, Tri-Star and BevLes® commercial ranges, ovens, griddles, char broilers, holding cabinets and toasters used in cooking, toasting, warming and merchandising food

-

American Foodservice custom-fabricated food service counter systems, buffet tables and cabinets

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

Engraving Group

Our Engraving Group is a world leader in texturizing molds used in the production of plastic components, giving the final product the cosmetic appearance and appeal that our consumers require.  We provide texturizing services for molds used to produce plastic components used in automotive applications and consumer products including household items made of plastic, toys, computers, and electronic devices.  Our worldwide locations enable us to better serve our customers within key geographic areas, including the United States, Canada, Europe, China, India, Southeast Asia, Australia, South Africa, and South America.  In addition to mold texturizing, the Engraving Group also produces embossed and engraved rolls and plates and process tooling and machinery serving a wide variety of industries.  Through the development of new digital based process technology and acquisitions, the Engraving Group continues to build its market leadership position and to expand the breadth of products and services it provides to its customers on a global basis.  The companies and products within the Engraving Group include Roehlen®, I R International and Eastern Engraving which engrave and emboss rolls and plates used in manufacturing continuous length materials; Innovent which makes specialized tooling used to manufacture absorbent cores of many consumer and medical products; Mold-Tech® which texturizes molds used in manufacturing plastic injected components; Mullen® Burst Testers; and Perkins converting and finishing machinery.  Our products are primarily sold direct through our global sales network.  The Engraving Group serves a number of industries including the automotive, plastics, building products, synthetic materials, converting, textile and paper industry, computer, housewares, and construction industries.

Engineering Technologies Group

Our Engineering Technologies Group, consisting of the Spincraft® operating segment and Metal Spinners Group, provides customized solutions in the fabrication and machining of engineered components.  Sales are made directly to our customers in the aerospace, energy, defense, marine, aviation, healthcare, medical, oil & gas, and general industrial markets.

Electronics and Hydraulics Group

Our Electronics and Hydraulics Group consists of operating segments not otherwise aggregated under segment reporting criteria.  The following describes the businesses and products of our Electronics and Hydraulics Group.

-

Custom Hoists, which provides single and double acting telescopic and piston rod hydraulic cylinders to manufacturers of dump truck and dump trailers and other material handling applications.  Sales are made directly to OEMs manufacturing dump trucks, trash collection vehicles, lift trucks and other mobile units requiring hydraulic power.

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

Patents and Trademarks

We hold approximately 69 United States patents and patents pending covering processes, methods and devices and approximately 48 United States trademarks.  Many counterparts of these patents have also been registered in various foreign countries.  In addition, we have various foreign registered and common law trademarks.

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

Customers

Our business is not dependent upon a single customer or a few large customers, the loss of any one of which would have a material adverse effect on our operations.  No customer accounted for more than 5% of our consolidated revenue in fiscal 2011 or any of the years presented.

Working Capital

Our primary source of working capital is the cash generated from continuing operations.  No segments require any special working capital needs outside of the normal course of business.

Backlog

Backlog orders believed to be firm at June 30, 2011 and 2010 are as follows (in thousands):

	2011	2010
Food Service Equipment	$41,940	$37,009
Air Distribution Products	978	898
Engraving	9,992	10,308
Engineering Technologies	48,848	51,844
Electronics and Hydraulics	17,088	15,825
Total	118,846	115,884
Net realizable beyond one year	14,176	16,415
Net realizable within one year	$104,670	$99,469

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

International Operations

Substantially all of our international operations are included in the Food Service Equipment, Engraving Group, Engineering Technologies, and Electronics and Hydraulics Products business segments.  International operations are conducted at 30 locations, in Europe, Canada, China, India, Singapore, Australia, Mexico, Brazil, and South Africa.  See the Notes to Consolidated Financial Statements for international operations financial data.  Our international operations contributed approximately 18% of operating revenues in 2011 and 15% in 2010.  International operations are subject to certain inherent risks in connection with the conduct of business in foreign countries including, exchange controls, price controls, limitations on participation in local enterprises, nationalizations, expropriation and other governmental action and changes in currency exchange rates.

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

Financial Information about Geographic Areas

Information regarding revenues from external customers attributed to the United States, all foreign countries and any individual foreign country, if material, is contained in the Notes to Consolidated Financial Statements for “Industry Segment Information.”

Number of Employees

As of June 30, 2011, we employed approximately 4,000 employees of which approximately 2,250 were in the United States.  About 500 of our U.S. employees were represented by unions.  Approximately 41% of our workforce is situated in low-cost manufacturing regions such as Mexico and Asia.

Executive Officers of Standex

The executive officers of the Company as of June 30, 2011 were as follows:

Name	Age	Principal Occupation During the Past Five Years

Roger L. Fix	58	Chief Executive Officer of the Company since January 2003; President of the Company since December 2001
Thomas D. DeByle	51

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

Deborah A. Rosen	56	Chief Legal Officer of the Company since October 2001; Vice President of the Company since July 1999; Secretary of the Company since 1997.
John Abbott	52	Group Vice President of the Food Service Group since December 2006; and prior thereto President of Filtration Group of Pentair from 2004 to 2006.

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

We operate in 30 locations outside of the United States in Europe, Canada, China, India, Singapore, Australia, Mexico, Brazil, and South Africa.  If we are unable to successfully manage the risks inherent to the operation and expansion of our global businesses, those risks could have a material adverse effect on our business, results of operations or financial condition.  Those international business risks include:

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

We purchase large quantities of steel, refrigeration components, freight services, foam insulation and other metal commodities for the manufacture of our products.  Historically, prices for commodities have fluctuated, and we have not entered into long term contracts or other arrangements to hedge the risk of price increases in these commodities.  Significant price increases for these commodities could adversely affect our operating profits if we cannot timely mitigate the price increases by successfully sourcing lower cost commodities or by passing the increased costs on to customers.  Shortages or other disruptions in the supply of these commodities could delay sales or increase costs.

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

•

difficulties in achieving planned cost savings and synergies; and

•

possible future impairment charges for goodwill and non-amortizable intangible assets that are recorded as a result of acquisitions.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We operate a total of 69 manufacturing plants and warehouses located throughout the United States, Europe, Canada, Australia, Singapore, China, India, Brazil, South Africa, and Mexico.  The Company owns 30 of the facilities and the balance are leased.   The approximate building space utilized by each product group is as follows (in thousands):

	Area in Square Feet
	Owned	Leased
Food Service Equipment	1,293	235
Air Distribution Products	269	245
Engraving	321	299
Engineering Technologies	174	130
Electronics and Hydraulics	152	121
Corporate and other	43	12
Total	2,252	1,042

In general, the buildings are in sound operating condition and are considered to be adequate for their intended purposes and current uses.

We own substantially all of the machinery and equipment utilized in our businesses.

Item 3.  Legal Proceedings

Discussion of legal matters is incorporated by reference to Part II, Item 8, Note 12, “CONTINGENCIES,” in the Notes to the Consolidated Financial Statements.

Item 4.  Reserved

PART II

Item 5.  Market for Standex Common Stock

Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market in which the Common Stock of Standex is traded is the New York Stock Exchange under the ticker symbol “SXI”.  The high and low sales prices for the Common Stock on the New York Stock Exchange and the dividends paid per Common Share for each quarter in the last two fiscal years are as follows:

	Common Stock Price Range				Dividends Per Share
	2011		2010
Year Ended June 30	High	Low	High	Low	2011	2010
First quarter	$30.49	$22.27	$20.93	$9.56	$0.05	$0.05
Second quarter	32.54	23.39	21.96	16.94	0.06	0.05
Third quarter	38.35	28.81	28.58	19.49	0.06	0.05
Fourth quarter	39.11	28.85	30.93	21.21	0.06	0.05

The approximate number of stockholders of record on September 5, 2011 was 2,095.

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

Issuer Purchases of Equity Securities (1)
Quarter Ended June 30, 2011
Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 -
April 30, 2011	1,982	$33.82	1,982	459,268
May 1, 2011 -
May 31, 2011	683	$36.50	683	458,585
June 1, 2011 -
June 30, 2011	1,000	$31.16	1,000	457,585
TOTAL	3,665	$33.59	3,665	457,585

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

The following graph compares the cumulative total stockholder return on the Company’s Common Stock as of the end of each of the last five fiscal years, with the cumulative total stockholder return on the Standard & Poor’s Small Cap 600 (Industrial Segment) Index and on the Russell 2000 Index, assuming an investment of $100 in each at their closing prices on June 30, 2006 and the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Standex International Corporation, the Russell 2000 Index
and S&P SmallCap 600 Industrial Sector

$160
$140
$120
$100
$80
$60
$40
$20
$0
6/06
9/06
12/06
3/07
6/07
9/07
12/07
3/08
6/08
9/08
12/08
3/09
6/09
9/09
12/09
3/10
6/10
9/10
12/10
3/11
6/11
Standex International Corporation
Russell 2000
S&P SmallCap 600 Industrial Sector

*$100 invested on 6/30/06 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Item 6.  Selected Consolidated Financial Data

Selected financial data for the five years ended June 30, 2011 is as follows:

See Item 7 for discussions on comparability of the below.

	2011	2010	2009	2008	2007
SUMMARY OF OPERATIONS (in thousands)
Net sales
Food Service Equipment	$365,523	$337,578	$350,358	$381,254	$299,009
Air Distribution Products	52,384	50,974	66,534	88,334	110,081
Engraving	85,258	77,372	77,311	92,167	84,223
Engineering Technologies	61,063	58,732	51,693	51,615	41,829
Electronics and Hydraulics	69,525	53,798	61,190	84,171	86,069
Total	$633,753	$578,454	$607,086	$697,541	$621,211
Gross profit	$199,836	$183,403	$175,975	$201,847	$172,804
Operating income (loss)
Food Service Equipment (a)	$37,915	$39,682	$9,900	$31,460	$18,242
Air Distribution Products	(2,627)	(3,186)	713	(340)	2,610
Engraving	14,182	9,395	7,028	9,611	7,595
Engineering Technologies	12,606	13,843	8,667	9,770	6,824
Electronics and Hydraulics	9,872	4,888	3,459	8,106	9,158
Restructuring (b)	(2,044)	(3,772)	(7,839)	(590)	(286)
Gain on sale of real estate	3,368	1,405	--	--	1,023
Corporate	(20,845)	(19,989)	(15,907)	(19,088)	(15,069)
Total	$52,427	$42,266	$6,021	$38,929	$30,097
Interest expense	(2,107)	(3,624)	(6,532)	(9,510)	(9,025)
Other non-operating (loss) income	(215)	754	215	324	1,464
Provision for income taxes	(13,957)	(11,436)	(1,594)	(10,459)	(6,611)
Income from continuing operations	36,148	27,960	(1,890)	19,284	15,925
Income/(loss) from discontinued operations	(781)	739	(3,515)	(774)	5,317
Net income	$35,367	$28,699	($5,405)	$18,510	$21,242

(a)

Includes $21.3 million of impairment of goodwill and intangible assets during 2009.

(b)

See discussion of restructuring activities in Note 16 of the consolidated financial statements.

Financial results after January 1, 2007, reflect the acquisition of Associated American Industries and American Foodservice.

PER SHARE DATA
Basic
Income from continuing operations	$2.90	$2.25	($0.15)	$1.57	$1.30
Income/(loss) from discontinued operations	(0.06)	0.06	(0.29)	(0.06)	0.44
Total	$2.84	$2.31	($0.44)	$1.51	$1.74
Diluted
Income from continuing operations	$2.83	$2.20	($0.15)	$1.55	$1.28
Income/(loss) from discontinued operations	(0.06)	0.06	(0.29)	(0.06)	0.43
Total	$2.77	$2.26	($0.44)	$1.49	$1.71

Dividends paid	$0.23	$0.20	$0.68	$0.84	$0.84

	2011	2010	2009	2008	2007
BALANCE SHEET (in thousands)
Total assets	$474,905	$446,279	$433,709	$523,034	$539,900
Accounts receivable	102,220	92,520	81,893	103,055	106,116
Inventories	83,578	69,554	75,634	87,619	91,301
Accounts payable	(72,795)	(58,514)	(58,802)	(66,174)	(65,977)

Goodwill	117,373	102,804	101,722	120,650	118,911

Short-term debt	$5,100	$ --	$ --	$28,579	$4,162
Long-term debt	46,500	93,300	94,300	106,086	164,158
Total debt	51,600	93,300	94,300	134,665	168,320
Less cash	14,407	33,630	8,984	28,657	24,057
Net debt	37,193	59,670	85,316	106,008	144,263
Stockholders' equity	245,613	192,063	176,286	223,158	204,431

KEY STATISTICS	2011	2010	2009	2008	2007
Gross profit margin	31.53%	31.71%	28.99%	28.94%	27.82%
Operating income margin (a)	8.27%	7.31%	0.99%	5.58%	4.84%

 (a) Includes $21.3 million of impairment of goodwill and intangible assets during 2009.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading manufacturer of a variety of products and services for diverse commercial and industrial market segments.  We have five reporting segments:  Food Service Equipment Group, Air Distribution Products Group (ADP), Engraving Group, Engineering Technologies Group, and the Electronics and Hydraulics Group.  Our ongoing strategy is to invest in the strategic initiatives which hold the greatest potential for profitable growth, and direct our resources to supporting both organic growth and acquisition opportunities.

Our customer base in the food service equipment, automotive, U.S. residential housing and general industrial sectors have all experienced difficult recessionary market conditions that have negatively impacted our sales volume.  During the second half of fiscal 2010, we began to see an uneven recovery indicating that our end-user markets had begun to stabilize, as evidenced by year over year quarterly sales increases that we have experienced in each of the past six quarters.  We are cautiously optimistic that sales levels will continue to gradually improve, although ongoing weakness in the housing sector may continue to hinder near-term improvement in our ADP operations.

During fiscal 2009 and 2010, our focus had been on reducing our cost structure through company-wide headcount reductions, plant consolidations, procurement savings, and improved productivity in all aspects of our operations.  These cost reduction efforts have allowed the Company to significantly improve margins and increase its bottom line despite sales being lower than their pre-recession peak by nearly 10%.  Substantially all of our restructuring initiatives were completed during fiscal 2010, and we are now seeing the full impact of these efforts in our annual run rate.  In addition to the focus on cost reductions, we have improved the Company’s liquidity through working capital management, constraining capital expenditures to the most strategically important projects, and sale of excess land and buildings.  These efforts have provided us with the liquidity to pursue top-line growth initiatives, as evidenced by the $26.6 million expended on acquisitions during the year.

The four acquisitions completed during 2011 are as follows:

•

In March 2011, we acquired Metal Spinners Group, Ltd. (“Metal Spinners”), a U.K.-based metal fabrication supplier to the medical, general industrial, and oil and gas markets in the U.S., U.K., Europe, and China.  Metal Spinners’ fabrication technology is similar to that of Spincraft, which it joined as part of the Engineering Technologies Group.  Metal Spinners provides the Company with access to new end-user and geographic markets, as well as high-efficiency metal spinning capabilities and a customer base that includes global leaders in the medical device and oil and gas market sectors.

•

In January 2011, we purchased S.A. Chemical Etching in Durban, South Africa which we incorporated into our worldwide Mold-Tech texturizing operations.  This acquisition has the distinction of giving our Engraving Group a presence on six continents, further demonstrating our global capabilities to customers.

•

In October 2010, we acquired the Tri-Star brand of high quality restaurant- and value-series range platforms and other complementary cooking products, which provide the Cooking Solutions unit of our Food Service Equipment Group with a more complete product offering.

•

In July 2010, we completed the acquisition of the assets of Melco Engraving India which provided our Engraving Group with a presence, and our other divisions with a base from which they can also benefit, in the strategic, rapidly growing,

Indian market.

We had a net debt to capital ratio of 13.2% at June 30, 2011, and our plan is to continue to leverage our balance sheet to make accretive, “bolt-on” acquisitions to strengthen our positions in our key end user markets and thereby enhance the profitable growth of our strategic business groups.

We also continue to focus our attention on driving market share gains in what we expect will be a highly competitive, low-growth environment in our end-user markets.  Each of our business units has developed a series of top-line initiatives that we believe will provide opportunities for market share gains which should supplement future economic growth in our markets.  These growth initiatives include new product introductions, expansion of product offerings through private labeling and sourcing agreements, geographic expansion of sales coverage and the use of new channels of sales, leveraging strategic customer relationships, development of energy efficient products, new applications for existing products and technology, and next generation products and services for our end-user markets.  Also, in light of commodity inflation that a number of our business units have experienced over the past 12 months, we have a initiated a number of price increases into the marketplace in order to at least partially offset these cost increases and thereby improve profitability.  At the same time, over the past several years we have created a strong lean enterprise culture, developed low cost sourcing capabilities, and established low cost manufacturing operations in Mexico and China within our business units, whereby we seek continuous improvement in our manufacturing processes, working capital management, and overall cost structure.

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

We monitor a number of key performance indicators (“KPIs”) including net sales, income from operations, backlog, effective income tax rate, and gross profit margin.  A discussion of these KPIs is included within the discussion below.  We may also supplement the discussion of these KPIs by speaking to the impact of foreign exchange rates, acquisitions, and other significant items when they have a material impact on the discussed KPI.  We believe that the discussion of these items provides enhanced information to investors by disclosing their consequence on the overall trend in order to provide a clearer comparative view of the KPI where applicable.  For discussion of the impact of foreign exchange rates on KPIs, the Company calculates the impact as the difference between the current period KPI calculated at the current period exchange rate as compared to the KPI calculated at the historical exchange rate for the prior period.  For discussion of the impact of acquisitions, we isolate the effect to the KPI amount that would have existed regardless of our acquisition. Sales resulting from synergies between the acquisition and existing operations of the Company are considered organic growth for the purposes of our discussion.

Unless otherwise noted, references to years are to fiscal years.

Consolidated Results from Continuing Operations (in thousands):

	2011	2010	2009
Net sales	$633,753	$578,454	$607,086
Gross profit margin	31.5%	31.7%	29.0%
Restructuring costs	($2,044)	($3,772)	($7,839)
Income from operations	$52,427	$42,266	$6,021

Backlog (realizable within 1 year)	$104,670	$99,469	$96,335

Net Sales
	2011	2010	2009
Net sales, as reported	$633,753	$578,454	$607,086
Components of change in sales:
Effect of acquisitions	$9,852	--	--
Effect of exchange rates	$1,602	$1,950	($10,528)
Organic sales growth (decline)	$43,845	($30,582)	($79,927)

Net sales in 2011 increased $55.3 million, or 9.6%, from 2010 levels.  Of the increase, $43.8 million, or 7.6% was attributable to organic growth, as organic sales increased across all of our segments except Engineering Technologies, which demonstrated historically lumpy revenues and had a difficult prior year comparison due to several large project deliveries in 2010.  The increases in our other segments are a result of both improvements in end-user markets and the success of our top-line growth efforts.  Also factoring in our growth was an increase of $9.9 million, or 1.7%, resulting from our four acquisitions completed during the year.  Favorable foreign exchange accounted for the remaining $1.6 million, or 0.3% of revenue increase.

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

Gross Profit Margin

During 2011, our gross margin was slightly down at 31.5% as compared to 31.7% in 2010.  In 2011, our cost of sales included $0.7 million of purchase accounting-related expenses during the year.  While we continue to realize the benefits of cost structure improvements undertaken since 2008, we had higher raw materials costs during the year, especially for steel, that we were unable to overcome with price increases.

Our gross profit margin increased in 2010 to 31.7% from 29.0% in 2009.  Our cost reduction actions better position our operations for higher gross margins as further macroeconomic recovery occurs.  This is demonstrated by the fact that our margins were 250 basis points higher in 2011 than 2008, which was our pre-recession sales peak and was prior to our major restructuring efforts.

Income from Operations

Income from operations during 2011 increased $10.2 million, or 24.0% compared to 2010.  The increase was due to improvements in both the Engraving and Electronics and Hydraulics Groups.  In the Engraving Group, increased volume and previous cost reduction efforts were augmented by a favorable mix of automotive platform work.  Driving the increase as well was the Electronics and Hydraulics Group, which also benefitted from increased volume combined with the impact of previous cost reduction efforts.

Income from operations during 2010 increased $36.2 million from 2009.  2009 income from operations included $21.3 million of impairment charges related to goodwill and intangible assets.  This improvement reflects the impact of restructuring actions and other cost reductions taken during 2009, as well as the partial impact of additional restructuring projects in the Food Service Equipment and Engraving Groups performed during the year partially offset by reduced sales volume.

Discussion of the performance of all of our Groups is more fully explained in the segment analysis that follows.

Income Taxes

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2011 was $14.0 million, or an effective rate of 27.9%, compared to $11.4 million, or an effective rate of 29.0% for the year ended June 30, 2010, and $1.6 million for the fiscal year ended June 30, 2009. Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, the amount of the Company's income or loss, the mix of income earned in the US versus outside the US, the effective tax rate in each of the countries in which we earn income, and any one time tax issues which occur during the period.  Our effective tax rate for 2012 is expected to be within a range of 31.0 – 32.5%

The Company’s income tax provision from continuing operations for the fiscal year ended June 30, 2011 was  impacted by the following items: (i) a benefit of $0.3 million from the reversal of income tax contingency reserves that were determined to be no longer needed due to the expiration of applicable limitation statutes, (ii) a benefit of $0.2 million related primarily to the retroactive extension of the R&D credit recorded during the second quarter, and (iii) a benefit totaling $0.3 million as part of the deferred tax provision related to a change in the estimated state rate used to calculate the deferred balances.

The Company’s income tax provision from continuing operations for the fiscal year ended June 30, 2010 was impacted by a benefit of $1.1 million from the reversal of a deferred tax asset valuation allowance.  This allowance was primarily related to foreign loss carry forwards whose recovery was assessed as more likely than not based on events occurring during the year ended June 30, 2010.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2009 was impacted by the following items: (i) a benefit of $0.8 million from the reversal of income tax contingency reserves that were determined to be no longer needed due to the expiration of applicable limitation statutes, (ii) the $21.3 million impairment for which only $1.3 of tax benefit could be realized, as the goodwill had no tax basis, (iii) a benefit totaling $1.7 million from the reversal of the deferred tax liability that was no longer required due to a change in the U.S. tax classification of one of our foreign entities, (iv) a benefit of $0.6 million related primarily to the retroactive extension of the R&D credit recorded during the second quarter, and (v) a benefit related to the receipt of $1.1 million of nontaxable life insurance proceeds during the first quarter.

Capital Expenditures

In general, our capital expenditures over the longer term are expected to be approximately equivalent to our annual depreciation costs.  In 2011 and 2010, capital expenditures of $7.2 million and $4.3 million were below our annual depreciation of $11.8 million and $11.1 million, respectively.  In 2011, we chose to focus our spending on acquisitions in lieu of capital expenditures, and in 2010 we focused our available cash on debt reduction in light of recessionary conditions.

Backlog

Backlog at June 30, 2011 increased $5.2 million from $99.5 million to $104.7 million when compared to fiscal 2010, a 5.2% increase.  Backlog increased for the Food Service Equipment, ADP, and Electronics and Hydraulics Groups, and was approximately flat for the Engraving and Engineering Technologies Groups.

Segment Analysis (in thousands)

Food Service Equipment

	2011 compared to 2010			2010 compared to 2009
			%			%
	2011	2010	Change	2010	2009	Change
Net sales	$365,523	$337,578	8.3%	$337,578	$350,358	-3.6%
Income from operations	37,915	39,682	-4.5%	39,682	9,900	300.8%
Operating income margin	10.4%	11.8%		11.8%	2.8%

Net sales for the year ended June 30, 2011 increased $27.9 million, or 8.3%, from the same period one year earlier, 7.2% of which resulted from organic growth.  The acquisition of Tri-Star contributed approximately 1.1% of the increase in sales. The Refrigerated Solutions (walk-in cooler and refrigerated cabinets) and Cooking Solutions groups grew approximately 6.6% and 7.8% year over year, respectively, while the Custom Solutions group grew net sales 13.3%.

Income from operations for fiscal 2011 decreased $1.8 million, or 4.5%, when compared to the same period one year earlier.  The positive impact of the year over year volume increase, cost reductions due to facility consolidations, supply chain cost reductions and labor productivity increases was overcome by a combination of negative product and channel mix resulting in lower margin sales, pricing pressures, and increased commodities prices, particularly for metal concentrated in our Refrigerated Solutions product lines.  In response to these challenges, the Group is implementing multiple actions to take place in 2012, including price increases, the integration of the newly acquired Tri-Star manufacturing operation into our Nogales facility, implementation of new growth and product diversification initiatives, and freight and metal cost reduction efforts.  Subsequent to year-end, we also announced the restructuring of the Kool Star business and additional headcount reductions to take place during the first quarter of 2012.

Net sales for the year ended June 30, 2010 decreased $12.8 million, or 3.6%, from the same period one year earlier.  The year over year top line sales comparisons were negatively impacted by a rollout at one of the YUM! Brands restaurants, which generated $2 million in sales in 2009.  The effects of foreign exchange rates accounted for $0.3 million of this total, and the remainder was organic decline offset by price increases.  Pricing pressure offset by market share gains led to a 5% organic sales decline in our Refrigeration Solutions businesses, which was impacted by the moderation in construction, and we showed a 1.7% organic decline in our Cooking Solutions and Custom Solutions businesses.  Despite the decline, the segment continued to grow market share through its buying group relationships and through new product offerings.  Our

Procon business posted double-digit year over year sales growth driven by strength in the beverage customer base and increasing demand from industrial customers.

Income from operations for fiscal 2010 increased $29.8 million, or 300.8%, when compared to the same period one year earlier.  Fiscal 2009 included a $21.3 million impairment of goodwill and intangible assets related to our 2007 acquisition of the American Associated Industries (AAI) operating unit.   We continued to see a recovery in the Cooking Solutions group as we are benefitting from improving market conditions, increased market penetration in key dealer buying groups and new products.  The impact of the year over year volume decreases and market pricing pressures was more than offset by cost reductions due to facility consolidations, staffing reductions, supply chain cost reductions and labor productivity increases.   With the completion of our consolidation of two Cooking Solutions Group facilities into Nogales, Mexico, during the year, the beginning of 2011 marked the full run rate of our initiatives from the last two years.

Air Distribution Products

	2011 compared to 2010			2010 compared to 2009
			%			%
	2011	2010	Change	2010	2009	Change
Net sales	$ 52,384	$ 50,974	2.8%	$ 50,974	$ 66,534	-23.4%
Income (loss) from operations	(2,627)	(3,186)	N/A	(3,186)	713	N/A
Operating income margin	-5.0%	-6.3%		-6.3%	1.1%

Net sales for the fiscal year ended June 30, 2011 improved 2.8% or $1.4 million, due to market share gains, increased new product sales and a market-driven price increase of 12 to 15% during the fourth quarter of 2011.  These increases were partially offset by a decrease in general sales activity resulting from a further deterioration in housing starts during the year.  The price increase was not effective until the second part of the fourth quarter, and we expect to see its full benefit in 2012.

ADP continues to pursue market share gains through its traditional channels by increasing market penetration at existing and new wholesaler accounts, emphasizing our ability to service nationwide wholesalers and large “do-it-yourself” retailers through our network of factory locations, and by working in conjunction with our wholesalers to target contractor business. ADP’s sales initiatives resulted in the addition of over 100 new branches of existing customers (each branch being independent in their choice of supplier) compared to the same period a year ago.  The introduction of several new product lines also contributed to the year over year growth in volume.  Since December 2008, housing starts in the U.S., after a precipitous decline over the prior three years, have remained within a narrow band of historically low annualized starts.  As such, sales continue to remain depressed with slight variances from quarter to quarter.  A slight increase in ADP’s total unit volume of 0.5% compared to 2010 despite housing start deterioration within this narrow band indicates that our efforts are successfully increasing the top line via market share.

Income from operations for the year ended June 30, 2011 improved $0.6 million to a loss of $2.6 million as compared to the prior fiscal year.  Material costs were approximately $0.9 million higher than in 2010, primarily because of increased metal costs.  Material increases and inflationary increases were mostly offset by lower administrative spending, improved freight costs achieved through vendor management and other cost reduction measures.  Improved price on manufactured products and additional sales of adjacent products provided the balance of the year over year improvement in earnings.

Net sales for the fiscal year ended June 30, 2010 declined 23.4% or $15.6 million from 2009.   Pricing declined 17.9% and sales unit volume was lower by 7.7%.

Income from operations for the year ended June 30, 2010 decreased $3.9 million to a loss of $3.2 million as compared to 2009.  Pricing declines, totaling $12.1 million, and lower volume were the most significant reasons for the change in earnings. Metal costs were $5.5 million less than fiscal 2009, $3.5 million of which was the result of a lower of cost or market charge recorded in the third quarter of 2009.  Decreases in hourly and salaried workforces implemented in the third and fourth quarters of fiscal 2009, lower workers’ compensation costs and lower distribution costs comprised the majority of the remaining offset to price and volume declines.

Engraving

	2011 compared to 2010			2010 compared to 2009
			%			%
	2011	2010	Change	2010	2009	Change
Net sales	$ 85,258	$ 77,372	10.2%	$ 77,372	$ 77,311	0.1%
Income from operations	14,182	9,395	51.0%	9,395	7,028	33.7%

Operating income margin	16.6%	12.1%	12.1%	9.1%

Net sales in the Engraving Group increased 10.2% from 2010 levels at $85.3 million compared to $77.4 million in the prior year.  Foreign exchange had a favorable impact on sales of $1.1 million in fiscal year 2011.  Our roll plate and machinery equipment sales continue to experience a soft market due to lower capital spending budgets at our customers.  Increased quotation activity has not yet translated to an increase in firm orders.  We are, however, anticipating new business in 2012 related to new cigarette packaging requirements in the United States.  Our mold texturizing businesses continue to strengthen based on the release of new automotive programs, which also creates an improved product mix due to their generally higher margins.  We expect this trend to continue into 2012, and will continue to grow this business through further expansion into emerging markets, including a planned expansion of our Pune, India, facility and the opening of an additional mold texturizing facility in China during 2012.  We believe that global presence and proximity to our customers, as well as our technology and responsiveness to automotive OEM customers’ needs, will allow us to remain the number one choice for their texturing services.

Income from operations increased by $4.8 million, or 51.0%, when compared to 2010. Restructuring of the business and significant cost reduction efforts implemented in 2009, as well as headcount reductions in our European operations in 2010, were significant in the improvement of operating income year over year.  With our new lower cost structure and focus on growth, we demonstrated our ability to improve income from operations on flat sales in 2010.  In 2011, we demonstrated that we have favorably leveraged sales growth and further improved our operating performance.  In addition, the Group continues to expand the use of lean enterprise techniques and develop and globalize market leading technology in order to further improve profitability and responsiveness to our customers.

2010 net sales in the Engraving Group were flat from 2009 levels at $77.4 million compared to $77.3 million in the prior year.  Foreign exchange had a favorable impact on sales of $1.4 million in fiscal year 2010.  While our roll plate and machinery equipment sales continued to experience a soft market due to tight capital spending budgets at our customers, our Innovent division’s sales increased, showing the benefit of our expansion and broadening of our focus from tools to technology-driven system solutions.  Releases of new automotive programs continued to drive strengthening in the mold texturizing business.

Income from operations in 2010 increased by $2.4 million, or 33.7%, when compared to 2009. Restructuring the business and significant cost reduction efforts implemented in 2009, as well as headcount reductions in our European operations, were significant in the improvement of operating income year over year.  With our new lower cost structure and focus on growth, we have demonstrated our ability to improve income from operations on flat sales, and we anticipate that we will be able to favorably leverage future sales growth and further improve our operating performance.  In addition, the Group continues to expand the use of lean enterprise techniques and develop cutting edge technology throughout its operations in order to further improve profitability and responsiveness to our customers.

Engineering Technologies

	2011 compared to 2010			2010 compared to 2009
			%			%
	2011	2010	Change	2010	2009	Change
Net sales	$ 61,063	$ 58,732	4.0%	$ 58,732	$ 51,693	13.6%
Income from operations	12,606	13,843	-8.9%	13,843	8,667	59.7%
Operating income margin	20.6%	23.6%		23.6%	16.8%

Net sales in the fiscal year increased $2.3 million or 4.0%, when compared to the prior year.  The increase is a result of the acquisition of Metal Spinners Group, which increased sales 9.0%.  Negative organic growth of 5.1% occurred as increases in the Aviation and Defense segments at Spincraft were more than offset by declines in the Energy and Aerospace markets.  We expect the Energy business to be down year-over-year in first half of FY12 as one of our major customers implements an inventory correction and then strengthen in the second half of the fiscal year.  In the aerospace segment, we anticipate an increase over our 2011 run rate particularly in the second half of the fiscal year for hardware to supply unmanned launch vehicles for the next three to five years of government and commercially funded satellite launches.  We also expect to see further benefit from the Metal Spinners acquisition, where we are committing to a major capacity expansion to support expected new business in the oil and gas market.

For the fiscal year ending June 30, 2011, income from operations decreased $1.2 million, or 8.9%, when compared to the prior year.  This decrease was driven by the energy and aerospace sales volume reductions at Spincraft and the effect of $0.8 million of purchase accounting and other acquisition-related costs from the Metal Spinners acquisition.  Overall, the transition at Metal Spinners is proceeding according to expectations, and we expect Metal Spinners to be accretive in 2012.

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

Income from operations increased by $5.2 million or 59.7% in fiscal 2010, when compared to the same period one year earlier.  The increase was primarily due to growth with several aerospace launch vehicle customers.  A favorable product mix, cost cutting initiatives, and improved manufacturing efficiencies also contributed to the performance.

Electronics and Hydraulics

	2011 compared to 2010			2010 compared to 2009
			%			%
	2011	2010	Change	2010	2009	Change
Net sales	$ 69,525	$ 53,798	29.2%	$ 53,798	$ 61,190	-12.1%
Income from operations	9,872	4,888	102.0%	4,888	3,459	41.3%
Operating income margin	14.2%	9.1%		9.1%	5.7%

Sales for the Group increased $15.7 million, or 29.2%, in 2011 when compared to 2010.  Sales for the Electronics unit in 2011 were $46.4 million, an increase of $9.3 million, or 25.2%, over 2010 sales of $37.0 million.  This increase is due to improved market conditions in our end user markets and market share gains resulting from our top line organic growth initiatives.  We have moved into new regions, products, and markets by adding new internal and third-party sales representatives in the United States, Europe and Asia.  We are in a unique position relative to our competition, as we are able to provide engineering expertise on a global basis combined with the low cost manufacturing from our facilities located in Mexico and China.  Our North American-based competition typically cannot offer the same low cost manufacturing position and competitors located in China cannot provide the same level of new product and application engineering capability.  The Hydraulics unit had sales of $23.0 million, an increase of $6.3 million, or 38.0%, compared to 2010 sales of $16.6 million.  Business in the domestic dump truck and dump trailer markets has started to improve due to increases in coal mining, requirements for aggregate, and the replacement of aging equipment by municipalities.  Our diversification efforts in the Chinese domestic market, as well as sales into Southeast Asia, Australia, Central America and South America, are contributing to the increase.  Our efforts to diversify our sales into alternative markets such as oil & gas and refuse vehicles have also assisted in the turnaround.

Income from operations during 2011 increased $5.0 million, or 102.0% compared to 2011  At the Electronics unit, improved pricing and productivity improvements allowed us to continue to leverage volume at our low-cost facilities in Mexico and China.  Income from operations for Electronics increased $3.5 million from $4.1 million in 2010 to $7.6 million in 2011, a gain of 85.3%.  Meanwhile, the increase in sales at Hydraulics has had a dramatic positive impact on income due to the impact of cost reduction initiatives taken in 2009.  Income from operations from Hydraulics was $2.4 million, an increase of $1.5 million, or 153.0%, from 2010 income from operations of $1.0 million.

Net sales for the Electronics and Hydraulics Segment decreased $7.4 million, or 12.1%, when compared to 2009.  Although sales were down year over year, sales in the second half of the year were up 19.5% driven by improvements in the automotive, appliance, computer, toy and security markets for our Electronics unit.  Sales were also buoyed by the reed switch product line, where sales increased 26% year over year, and by significant new business in the medical, HVAC, and toy switch markets.  For the full year, the Electronics unit posted sales of $37.0 million, a decrease of $0.9 million, or 2.3%, from 2009 sales of $37.9 million.  Sales at our Hydraulics unit continued to be plagued by depressed market conditions in the domestic and international dump truck/trailer sectors due to a lack of available credit to customers, as well as a high inventories in the used equipment market.  Hydraulics unit sales in 2010 were $16.6 million, a decrease of $6.6 million, or 28.5% from $23.3 million of sales in 2009.

Income from operations for 2010 increased $1.4 million, or 41.3%, as compared to the prior year.  During 2009, we took aggressive measures to reduce our cost structure, including plant closures and workforce reductions.  As a result, the Electronics unit showed a 340 basis point increase in operating margin year over year.  Electronics’ income from operations in 2010 was $4.1 million, an increase of $1.2 million, or 41.7%, over $2.9 million in 2009.  Despite significantly lower sales, the Hydraulics unit, where we reduced our workforce by over 50%, also showed an increase in operating income to $1.0 million, an improvement of $0.2 million, or 28.9% compared to $0.7 million in 2009.  Both these improvements reflect the full-year impact of our restructuring efforts.

Corporate, Restructuring and Other

	2011 compared to 2010			2010 compared to 2009
			%			%
	2011	2010	Change	2010	2009	Change
Income (loss) from operations:
Corporate	$(20,845)	$(19,989)	4.3%	$(19,989)	$(15,907)	25.7%
Gain on sale of real estate	3,368	1,405	139.7%	1,405	-	N/A
Restructuring	(2,044)	(3,772)	-45.8%	(3,772)	(7,839)	-51.9%

Corporate expenses in 2011 increased $0.9 million, or 4.3% as compared to 2010.  During 2011, we incurred $1.0 million of expenses related to the four acquisitions during the year, including legal and administrative costs and investment banking fees.

Corporate expenses in 2010 increased $4.1 million, or 25.7% compared to 2009.  This increase was primarily due to expenses for bonuses and stock compensation expenses that were not accrued in 2009 due to austerity measures taken in the face of the recession.

In 2011, the Company recorded a gain of $3.4 million from the sale of an excess facility in Lyon, France, that was the site of a former Engraving Group operation.  The Company recorded a gain of $1.4 million during 2010 related to the sale of its corporate headquarters facility in Salem, New Hampshire.  During 2010 we relocated our headquarters to a leased facility in Salem that is 50% smaller and more suited to our current operational needs.

Restructuring expenses reflect costs associated with the Company’s efforts to continuously improve operational efficiency and expand globally in order to remain competitive in the end-user markets we serve.  Each year the Company incurs costs for actions to size its businesses to a level appropriate for current economic conditions and to improve its cost structure for future growth.  Restructuring expenses result from numerous individual actions implemented across the Company’s various operating divisions on an ongoing basis and include costs for moving facilities to best-cost locations, starting up plants after relocation, curtailing/downsizing operations because of changing economic conditions, and other costs resulting from asset redeployment decisions. Shutdown costs include severance, benefits, stay bonuses, lease and contract terminations and asset write-downs.  In addition to the costs of moving fixed assets, start-up and moving costs include employee training and relocation.  Vacant facility costs include maintenance, utilities, property taxes, and other costs.

During 2011 the Company incurred restructuring expense of $2.0 million.  The majority of these expenses related  to the continuation of three initiatives begun in 2010 – the relocation of our Dallas Food Service Equipment Group manufacturing operations to Nogales, Mexico, the movement of our Mississippi ADP facility to the vacated Dallas plant, and headcount reductions in our European Engraving operations.  We also incurred additional expenses in the Food Service Equipment Group as we began integrating Tri-Star into our Nogales facility and consolidated customer service functions for the Cooking Solutions businesses.

During 2010, the Company incurred restructuring expense of $3.8 million related to both headcount reductions and a strategic realignment of our manufacturing footprint.  This expense consisted primarily of $2.6 million of restructuring costs in the Food Service Equipment Group, for the aforementioned Dallas consolidation into Nogales.  Expense of $0.7 million was incurred in the European operations of the Engraving Group, where we closed one facility in addition to reducing headcount across the continent, and in our ADP Group, where the costs of a facility move were offset by the settlement of the multi-employer pension liability at the Bartonville, Illinois ADP facility, which was closed in July 2008.

The Company currently expects to incur between $2.0 and $3.0 million of restructuring expense in 2012, including the costs to complete actions initiated before the end of 2011 and actions anticipated to be approved and initiated during 2012.

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

In June 2009, Berean filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code and, in July 2009, its assets were sold to a third party under Section 363 of the Code.   The new owner of the Berean assets has infused capital into the business, and we believe the Berean bookstores can now be operated successfully as a going concern.  As part of this transaction, the Company agreed to provide lease supplement payments to the new owner of the Berean assets.  These payments included an upfront payment of $0.5 million and additional payments totaling $1.2 million which will be made in equal monthly installments through December 2011.  The Company will remain an obligor of the leases assumed by the new owner, however, our obligation has been reduced for locations where the new owner was able to obtain rent concessions.  In addition, the Company remains responsible for two sites formerly operated by Berean.  Liabilities associated with these two leases, net of expected subleases at current market rates, total $0.7 million at June 30, 2011.  Subsequent to these transactions, the aggregate amount of our obligations in the event of default is $2.5 million at June 30, 2011.

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

The Company actively sought the recovery of costs incurred in carrying out the terms of the AOC through negotiations with its legacy insurers.  Based on the status of these negotiations at September 30, 2009, the Company determined that a settlement was probable and recorded $2.3 million ($1.4 million net of tax) in discontinued operations during the first quarter of 2010.  As expected, the settlement came to fruition during the second quarter of 2010, with a final recovery of $2.5 million ($1.6 million net of tax), net of costs incurred to negotiate the settlement.

The following table summarizes the Company’s discontinued operations activity, by operation, for the years ended June 30, 2011, 2010 and 2009 (in thousands):

Division Disposed Of	Year Disposed	2011	2010	2009

Berean Christian Bookstores	2007	(635)	(659)	(3,057)
Club Products and Monarch Aluminum	1982	--	2,291	(2,065)
Other loss from discontinued operations		(488)	(452)	(493)
Income (loss) before taxes from discontinued operations		$(1,123)	$ 1,180	$ (5,615)
(Provision) benefit for tax		342	(441)	2,100
Net income (loss) from discontinued operations		$ (781)	$ 739	$ (3,515)

Liquidity and Capital Resources

Cash Flow

Cash flow from continuing operations for the year ended June 30, 2011 was $58.1 million, compared to $22.2 million for the same period in 2010.  Items which positively impacted cash flow as compared to the prior year were an increase in net income of $8.2 million, a change in taxes payable of $8.7 million, and the impact of $16.7 million in voluntary pension contributions during 2010.  The improvement was offset by an increase in working capital during the year of $3.4 million.

Investing activities consumed $28.2 million of cash during 2011, consisting primarily of $26.6 million for four acquisitions during the year.  We used $6.0 million for capital expenditures, and an additional $5.7 million of cash was generated from the aforementioned sale of real estate.

During the year ended June 30, 2011, we used $49.2 million of cash for financing activities.  In addition to reducing our funded debt by $41.7 million, we also repurchased $5.2 million of treasury stock during the year under previously existing programs.

Capital Structure

We have in place a five year, $150 million unsecured revolving credit facility (the “facility”) with seven participating banks which originated in September 2007.  Funds available under the facility may be used for general corporate purposes or to provide financing for acquisitions.  Borrowings under the agreement bear interest at a rate equal to LIBOR plus an applicable percentage based on our consolidated leverage ratio, as defined by the agreement.  As of June 30, 2011, the effective rate of interest for outstanding borrowings under the facility was 2.94%.  We are required to pay an annual fee of 0.125% on the maximum credit line.

Since 2008, the Company has undertaken a series of initiatives to generate cash and reduce debt, including cost reductions, improved working capital management, and plant consolidations.  These initiatives have enabled us to pay down substantially all of our private placement debt and generate substantial debt capacity in order to fund strategic acquisitions. As of June 30, 2011, we had borrowings of $46.5 million under our facility.  We believe that the remaining $103.5 million available provides us with sufficient capacity to meet both our short- and long-term liquidity needs.  Our facility also allows for up to $15 million of private placement debt in addition to our revolving borrowings.

Our funded debt agreements contain certain customary affirmative and negative covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the credit agreement”), to interest expense for the trailing twelve months of at least 3:1. Adjusted EBIT per the credit agreement specifically excludes extraordinary and certain other defined items such as non-cash restructuring charges and goodwill impairment. At June 30, 2011, the Company’s Interest Coverage Ratio was 24:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the credit agreement, calculated as Adjusted EBIT per the credit agreement plus Depreciation and Amortization, may not exceed 3.5:1.  At June 30, 2011, the Company’s Leverage Ratio was 0.79:1.

Consolidated Net Worth – The Company is required to maintain a Consolidated Net Worth of at least $163.7 million plus 50% of cumulative net income since the inception of the agreement. Consolidated Net Worth is defined as the Company’s net worth as adjusted for unamortized pension losses (not to exceed $40 million) and certain foreign exchange gains and losses.  At June 30, 2011, the Company’s Consolidated Net Worth was $270.0 million, $39.1 million greater than the required amount of $230.9 million.

We also utilize two uncommitted money market credit facilities to help manage daily working capital needs.  These unsecured facilities, which are renewed annually, provide for a maximum aggregate credit line of $15 million.  Amounts outstanding under these facilities were $1.8 million and zero at June 30, 2011 and 2010, respectively.  At June 30, 2011, and 2010, we had standby letters of credit outstanding, primarily for insurance purposes, of $14.2 million and $15.6 million, respectively.

Through our shelf registration statement on file with the SEC, depending on conditions prevailing in the public capital markets, we may issue unsecured debt securities from time to time in one or more series, which may consist of notes, debentures or other evidences of indebtedness in one or more offerings.

In addition to day-to-day operating needs, our primary cash requirements include interest and mandatory principal payments, capital expenditures, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect to spend $10-13 million on capital expenditures during 2012, and expect that depreciation and amortization expense for the year will be approximately $11-12 million and $2-3 million, respectively.

In June 2010, we entered into $30.0 million of five-year floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 2.42%.  In anticipation of future borrowings to fund organic growth and acquisitions, we have also entered into three forward-dated swaps totaling $20 million that will become effective in September 2011 and March 2012 to take advantage of the current interest rate market.  Once these forward-dated swaps become effective, our weighted average base borrowing rate on the swapped portion of our debt will be 2.29%.

The following table sets forth our capitalization at June 30:

Year Ended June 30 (in thousands):	2011	2010
Short-term debt	$5,100	$ --
Long-term debt	46,500	93,300
Total debt	51,600	93,300
Less cash	14,407	33,630
Total net-debt	37,193	59,670
Stockholders’ equity	245,613	192,063

Total capitalization	$282,806	$251,733

Stockholders’ equity increased year over year primarily as a result of net income of $35.4 million.  Also affecting equity were dividends of $3.0 million, favorable foreign currency movements of $9.1 million and unrealized pension gains of $12.8 million.  The remaining changes are attributable to treasury stock activity, offset by the additional paid in capital increases associated with stock-based compensation in the current year.  The Company's net debt to capital percentage improved from 23.7% to 13.2% in 2011 due to continued debt reduction, the contribution of current year net income to retained earnings, and the aforementioned changes to accumulated other comprehensive income.

We sponsor a number of defined benefit and defined contribution retirement plans.  The Company’s pension plan for U.S. salaried employees was frozen as of December 31, 2007.  Participants in the U.S. salaried pension and supplemental defined benefit plans no longer accrue future benefits.  The fair value of the Company's U.S. pension plan assets was $191.2 million at June 30, 2011 and the projected benefit obligation in the U.S. was $211.7 million at that time.   As a result of voluntary contributions made in 2010, the Company estimates, based on current Pension Protection Act and other funding rules, that we will not incur a mandatory funding requirement until 2013.  We do not expect contributions to our other defined benefit plans to be material in 2012.

We have evaluated the current and long-term cash requirements of our defined benefit and defined contribution plans as of June 30, 2011.  Our operating cash flows from continuing operations and available liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

We have an insurance program for certain retired key executives.  The underlying policies have a cash surrender value of $18.0 million and are reported net of loans of $10.8 million for which we have the legal right of offset.  These policies have been purchased to fund supplemental retirement income benefits.  The aggregate present value of future obligations was $0.6 million and $1.0 million at June 30, 2011 and 2010, respectively.  During 2011, the Company withdrew $0.4 million of excess funding from these policies with no related tax consequences.

Contractual obligations of the Company as of June 30, 2011 are as follows (in thousands):

	Payments Due by Period
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years
Long-term debt obligations	$49,800	--	$46,500	--	$3,300
Operating lease obligations	17,581	4,549	5,807	3,345	3,880
Estimated interest payments [1]	4,651	1,217	2,219	1,195	20
Post-retirement benefit payments [2]	1,287	147	282	266	592
Other [3]	236	236	--	--	--
Total	$73,555	$6,149	$54,808	$4,806	$7,792

1 Estimated interest payments are based upon effective interest rates as of June 30, 2010, and include the impact of interest rate swaps.  See Item 7A for further discussions surrounding interest rate exposure on our variable rate borrowings.

2 Post-retirement benefit payments are based upon current benefit payment levels.

3 Lease supplement payments to Berean Christian Stores Endeavor, LLC.

At June 30, 2011, we had $2.3 million of non-current liabilities for uncertain tax positions.  We are not able to provide a reasonable estimate of the timing of future payments related to these obligations.

Off Balance Sheet Items

In connection with the sale of the Berean Christian Bookstores completed in August 2006, we assigned all but one lease to the buyers.  During June 2009, the Berean business filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  The Berean assets were subsequently resold under section 363 of the Code.  The new owners of the Berean business have negotiated lower lease rates and extended lease terms at certain of the leased locations.  We remain an obligor on these leases, but at the renegotiated rates and to the original term of the leases.  The aggregate amount of our obligations in the event of default is $2.5 million at June 30, 2011, of which $1.8 million is not recorded on our balance sheet as a liability based on management’s assessment of the likelihood of loss.  We had no other material off balance sheet items at June 30, 2011, other than the operating leases summarized above.

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

Foreign Currency Translation – Our primary functional currencies used by our non-U.S. subsidiaries are the Euro, British Pound Sterling (Pound), Mexican Peso, and Chinese Yuan.  During the current year, the Pound Sterling, Peso, and Euro have experienced increases in value relative to the U.S. Dollar, our reporting currency.  Since June 30, 2010 the Euro has appreciated by 18.6%, the Pound has appreciated by 7.5%, and the Peso has appreciated by 7.0% (all relative to the U.S. Dollar).  These higher exchange values were used in translating the appropriate non-U.S. subsidiaries’ balance sheets into U.S. Dollars at the end of the current year.

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

We are party to various other claims and legal proceedings, generally incidental to our business.  We do not expect the ultimate disposition of these other matters will have a material effect on our financial statements.

Seasonality – We are a diversified business with generally low levels of seasonality, however our fiscal third quarter is typically the period with the lowest level of activity.

Employee Relations – The Company has labor agreements with a number of union locals in the United States and a number of European employees belong to European trade unions.  We renegotiated two union contracts during 2011, and in each case reached an agreement.  A total of five union contracts covering approximately 325 employees will expire in 2012.  The company maintains good working relations with all of its unions, however, there can be no guarantee that agreements can be reached in future negotiations.

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

Realizability of Inventories – Inventories are valued at the lower of cost or market.  The Company regularly reviews inventory values on hand using specific aging categories, and records a provision for obsolete and excess inventory based on historical usage and estimated future usage.  As actual future demand or market conditions may vary from those projected by management, adjustments to inventory valuations may be required.

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

Our annual impairment testing at each reporting unit relied on assumptions surrounding general market conditions, short-term growth rates, and a terminal growth rate of 2.5%, and detailed management forecasts of future cash flows prepared by the relevant reporting unit.  Fair values were determined primarily by discounting estimated future cash flows at a weighted average cost of capital of 11.44%.   An increase in the weighted average cost of capital of approximately 250 basis points in the analysis would not result in the identification of any impairments.

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

As a result of our annual assessment, the Company determined that the fair value of the reporting units and indefinite-lived intangible assets exceeded their respective carrying values.  Therefore, no impairment charges were recorded during 2011 and 2010.

Cost of Employee Benefit Plans – We provide a range of benefits to our employees, including pensions and some postretirement benefits.  We record expenses relating to these plans based upon various actuarial assumptions such as discount rates, assumed rates of return, compensation increases, turnover rates, and health care cost trends.  The expected return on plan assets assumption of 8.1% in the U.S. is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.  We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets as well as our current expectations for long-term rates of returns for our pension assets.  The U.S. discount rate of 5.8% reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.  We review our actuarial assumptions, including discount rate and expected long-term rate of return on plan assets, on at least an annual basis and make modifications to the assumptions based on current rates and trends when appropriate.  Based on information provided by our actuaries and other relevant sources, we believe that our assumptions are reasonable.

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

Business Combinations - The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair values for assets acquired and liabilities assumed.  The fair values assigned to tangible and intangible assets acquired and liabilities assumed, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.  If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards (“IFRSs”). The new guidance also changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and it clarifies the FASB’s intent about the application of existing fair value measurements.  The new guidance applies prospectively and is effective for interim and annual periods beginning after December 15, 2011.  We will adopt the provisions of this new guidance on July 1, 2012.  We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  The new guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both cases, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of the method used, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented.  The new guidance is effective retrospectively for fiscal years, and interim periods within those fiscal years beginning after December 15, 2011.  We will adopt the provisions of this new guidance on July 1, 2012.  We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

Exchange Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend payments, loan payments, and materials purchases, and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At June 30, 2011 and 2010, the fair value of the Company’s open foreign exchange contracts were not material.

Our primary translation risk is with the Euro, British Pound Sterling, and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at June 30, 2011, would not result in a material change in our operations, financial position, or cash flows.  We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate

The Company’s effective rate on variable-rate borrowings under the revolving credit agreement decreased from 3.94% at June 30, 2010 to 2.96% at June 30, 2011.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings. From time to time, we will use interest rate swap agreements to modify our exposure to interest rate movements.  In June 2010, we entered into $30.0 million of five-year floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 2.42%.  Due to the impact of the swaps, an increase in interest rates would not materially impact our annual interest expense at June 30, 2011.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of June 30, 2011, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

Item 8.  Financial Statements and Supplementary Data

Consolidated Balance Sheets

Standex International Corporation and Subsidiaries
As of June 30 (in thousands, except share data)	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$14,407	$33,630
Accounts receivable, net	102,220	92,520
Inventories	83,578	69,554
Income tax receivables	--	3,634
Prepaid expenses and other current assets	7,729	5,346
Deferred tax asset	12,615	12,351
Total current assets	220,549	217,035

Property, plant, equipment, net	96,334	93,227
Intangible assets, net	22,554	17,791
Goodwill	117,373	102,804
Other non-current assets	18,095	15,422
Total non-current assets	254,356	229,244

Total assets	$474,905	$446,279

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term debt	$5,100	$ --
Accounts payable	72,795	58,514
Accrued liabilities	45,652	40,683

Income taxes payable	3,404	--
Current liabilities – discontinued operations	1,186	2,319
Total current liabilities	128,137	101,516

Long-term debt	46,500	93,300
Deferred income taxes	13,030	2,261
Pension obligations	27,815	44,945
Other non-current liabilities	13,810	12,194
Total non-current liabilities	101,155	152,700

Commitments and Contingencies (Notes 11 and 12)

Stockholders' equity:
Common stock, par value $1.50 per share -
60,000,000 shares authorized, 27,984,278
issued, 12,448,632 and 12,447,891 shares
outstanding in 2011 and 2010	41,976	41,976
Additional paid-in capital	33,228	31,460
Retained earnings	477,726	445,313
Accumulated other comprehensive loss	(44,928)	(66,456)
Treasury shares (15,535,646 shares in 2011
and 15,536,387 shares in 2010)	(262,389)	(260,230)
Total stockholders' equity	245,613	192,063

Total liabilities and stockholders' equity	$474,905	$446,279

See notes to consolidated financial statements.

Consolidated Statements of Operations

Standex International Corporation and Subsidiaries
For the Years Ended June 30 (in thousands, except per share data)	2011	2010	2009
Net sales	$633,753	$578,454	$607,086
Cost of sales	433,917	395,051	431,111
Gross profit	199,836	183,403	175,975

Selling, general and administrative	148,733	138,770	140,776
Impairment of goodwill	--	--	17,939
Impairment of intangible assets	--	--	3,400
Gain on sale of real estate	(3,368)	(1,405)	--
Restructuring costs	2,044	3,772	7,839

Income from operations	52,427	42,266	6,021

Interest expense	2,107	3,624	6,532
Other, net	215	(754)	(215)
Total	2,322	2,870	6,317

Income (loss) from continuing operations before income taxes	50,105	39,396	(296)
Provision for income taxes	13,957	11,436	1,594
Income (loss) from continuing operations	36,148	27,960	(1,890)

Income (loss) from discontinued operations, net of tax	(781)	739	(3,515)

Net income (loss)	$35,367	$28,699	($5,405)

Basic earnings per share:
Income (loss) from continuing operations	$2.90	$2.25	($0.15)
Income (loss) from discontinued operations	(0.06)	0.06	(0.29)
Total	$2.84	$2.31	($0.44)

Diluted earnings per share:
Income (loss) from continuing operations	$2.83	$2.20	($0.15)
Income (loss) from discontinued operations	(0.06)	0.06	(0.29)
Total	$2.77	$2.26	($0.44)

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

				Accumulated
		Additional		Other			Total
	Common	Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
Year End (in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance, July 1, 2008	$41,976	$27,158	$433,435	($17,531)	15,688	($261,880)	$223,158
Stock issued for employee stock option and
purchase plans, including related income tax benefit		(1,049)			(113)	1,870	821
Stock-based compensation		2,398					2,398
Treasury stock acquired					65	(1,652)	(1,652)
Stock issued for acquisition		183			(43)	716	899
Comprehensive income
Net loss			(5,405)				(5,405)
Foreign currency translation adjustment				(10,426)			(10,426)
Pension and OPEB adjustments, net of tax of $14.7 million (Note 14)				(23,484)			(23,484)
Change in fair value of derivatives, net of tax of $0.6 million (Note 14)				(1,150)			(1,150)
Total comprehensive loss							(40,465)
Dividends paid ($.68 per share)			(8,873)				(8,873)
Balance, June 30, 2009	$41,976	$28,690	$419,157	($52,591)	15,597	($260,946)	$176,286
Stock issued for employee stock option and
purchase plans, including related income tax benefit		(1,075)			(107)	1,790	715
Stock-based compensation		3,845					3,845
Treasury stock acquired					46	(1,074)	(1,074)
Comprehensive income
Net Income			28,699				28,699
Foreign currency translation adjustment				(2,360)			(2,360)
Pension and OPEB adjustments, net of tax of $7.2 million (Note 14)				(12,032)			(12,032)
Change in fair value of derivatives, net of tax of ($0.3) million (Note 14)				527			527
Total comprehensive income							14,834
Dividends paid ($.20 per share)			(2,543)				(2,543)
Balance, June 30, 2010	$41,976	$31,460	$445,313	($66,456)	15,536	($260,230)	$192,063
Stock issued for employee stock option and
purchase plans, including related income tax benefit		(2,037)			(183)	3,078	1,041
Stock-based compensation		3,805					3,805
Treasury stock acquired					183	(5,237)	(5,237)
Comprehensive income
Net Income			35,367				35,367
Foreign currency translation adjustment				9,075			9,075
Pension and OPEB adjustments, net of tax of ($7.4) million (Note 14)				12,803			12,803
Change in fair value of derivatives, net of tax of $0.2 million (Note 14)				(350)			(350)
Total comprehensive income							56,895

Dividends paid ($.23 per share)			(2,954)				(2,954)
Balance, June 30, 2011	$41,976	$33,228	$477,726	($44,928)	15,536	($262,389)	$245,613

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Standex International Corporation and Subsidiaries
For the Years Ended June 30 (in thousands)	2011	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$35,367	$28,699	($5,405)
Income (loss) from discontinued operations	(781)	739	(3,515)
Income (loss) from continuing operations	36,148	27,960	(1,890)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,160	14,407	15,541
Stock-based compensation	3,805	3,845	2,398
Deferred income taxes	(416)	5,320	(3,563)
Impairment Charges	--	--	21,339
Non-cash portion of restructuring charge	485	873	3,730
(Gain)/loss on sale of real estate and debt extinguishment	(3,368)	(1,405)	375
Increase/(decrease) in cash from changes in assets and liabilities, net of effects from discontinued operations and business acquisitions:
Accounts receivables, net	(2,994)	(12,022)	18,360
Inventories	(9,362)	5,393	11,605
Contributions to defined benefit plans	(506)	(17,414)	--
Prepaid expenses and other	(1,623)	(5,746)	1,001
Accounts payable	8,978	(1,081)	(6,034)
Accrued payroll, employee benefits and other liabilities	5,849	3,838	(18,039)
Income taxes payable	6,948	(1,722)	(1,550)
Net cash provided by operating activities - continuing operations	58,104	22,246	43,273
Net cash used for operating activities - discontinued operations	(1,767)	(845)	(3,829)
Net cash provided by operating activities	56,337	21,401	39,444
Cash Flows from Investing Activities
Expenditures for capital assets	(6,048)	(4,030)	(5,238)
Expenditures for acquisitions, net of cash acquired	(26,603)	--	(5,617)
Expenditures for executive life insurance policies	(514)	(640)	(695)
Proceeds withdrawn from life insurance policies	415	1,649	3,753
Proceeds from sale of real estate and equipment	5,743	8,693	639
Other Investing Activity	(1,242)	--	--
Net cash provided by (used for) investing activities from continuing operations	(28,249)	5,672	(7,158)
Net cash provided by investing activities from discontinued operations	--	--	--
Net cash provided by (used for) investing activities	(28,249)	5,672	(7,158)
Cash Flows from Financing Activities
Proceeds from borrowings	73,000	78,000	66,650
Payments of debt	(116,500)	(79,000)	(107,311)
Short-term borrowings, net	1,800	--	--
Stock issued under employee stock option and purchase plans	342	376	821
Excess tax benefit associated with stock option exercises	247	--	--
Cash dividends paid	(2,875)	(2,490)	(8,384)
Purchase of treasury stock	(5,237)	(1,074)	(1,652)
Net cash used for financing activities from continuing operations	(49,223)	(4,188)	(49,876)
Net cash used for financing activities from discontinued operations	--	--	--
Net cash used for financing activities	(49,223)	(4,188)	(49,876)

Effect of exchange rate changes on cash	1,912	1,761	(2,083)
Net change in cash and cash equivalents	(19,223)	24,646	(19,673)
Cash and cash equivalents at beginning of year	33,630	8,984	28,657
Cash and cash equivalents at end of year	$14,407	$33,630	$8,984

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$1,837	$3,071	$6,378
Income taxes, net of refunds	$5,673	$9,068	$5,002

See notes to consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Consolidation

Standex International Corporation (“Standex” or the “Company”) is a diversified manufacturing company with operations in the United States, Europe, Asia, Africa, and Latin America.  The accompanying consolidated financial statements include the accounts of Standex International Corporation and its subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments purchased with a maturity of three months or less.  These investments are carried at cost, which approximates fair value.  At June 30, 2011 and 2010, the Company’s cash was comprised solely of cash on deposit.

Trading Securities

The Company purchases investments in connection with the KEYSOP Plan for certain retired executives and for its non-qualified defined contribution plan for employees who exceed certain thresholds under our traditional 401(k) plan.  These investments are classified as trading and reported at fair value.  The investments generally consist of mutual funds, are included in other non-current assets and amounted to $7.4 million and $5.7 million at June 30, 2011 and 2010, respectively.

Accounts Receivable Allowances

The Company has provided an allowance for doubtful accounts reserve which represents the best estimate of probable loss inherent in the Company’s account receivables portfolio.  This estimate is derived from the Company’s knowledge of its end markets, customer base, products, and historical experience.

The changes in the allowances for uncollectible accounts during 2011, 2010 and 2009 were as follows (in thousands):

	2011	2010	2009
Balance at beginning of year	$2,578	$2,636	$3,299
Provision charged to expense	930	564	155
Write-offs, net of recoveries	(378)	(622)	(818)
Balance at end of year	$3,130	$2,578	$2,636

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

Goodwill and Identifiable Intangible Assets

All business combinations are accounted for using the purchase method, and goodwill and identifiable intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Identifiable intangible assets that are not deemed to have indefinite lives are amortized on an accelerated basis over the following useful lives:

Customer relationships	5 to 16 years
Patents	8.5 to 12 years
Non-compete agreements	4 to 5 years
Other	6.2 to 10 years

See discussion of the Company’s assessment of impairment in Note 5 – Goodwill, and Note 6 – Intangible Assets.

Assets Held for Sale

Assets held for sale are reported at the lower of the assets’ carrying amount or fair value, less costs to sell.  At June 30, 2011 and 2010, assets held for sale of $2.1 million and $2.3 million, respectively, consisted of excess real estate and was included in other current assets in the consolidated balance sheet.

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

Level 1 – Quoted prices in active markets for identical assets and liabilities.  The Company’s KEYSOP and deferred compensation plan assets consist of shares in various mutual funds (for the deferred compensation plan, investments are participant-directed) which invest in a broad portfolio of debt and equity securities.  These assets are valued based on publicly quoted market prices for the funds’ shares as of the balance sheet dates.  For pension assets (see Note 17 – Employee Benefit Plans), securities are valued based on quoted market prices for securities held directly by the trust.

Level 2 – Inputs, other than quoted prices in an active market, that are observable either directly or indirectly through correlation with market data.   For foreign exchange forward contracts and interest rate swaps, the Company values the instruments based on the market price of instruments with similar terms, which are based on spot and forward rates as of the balance sheet dates.  The Company has considered the creditworthiness of counterparties in valuing all assets and liabilities.  For pension assets held in commingled funds (see Note 17 – Employee Benefit Plans), the Company values investments based on the net asset value of the funds, which are derived from the quoted market prices of the underlying fund holdings. The Company has considered the creditworthiness of counterparties in valuing all assets and liabilities.

Level 3– Unobservable inputs based upon the Company’s best estimate of what market participants would use in pricing the asset or liability.  The Company does not hold any Level 3 instruments as of the balance sheet dates.

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

The fair values of our financial instruments at June 30, 2011 and 2010 were (in thousands):

	2011
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - KEYSOP assets	$ 6,009	$ 6,009	$ -	$ -
Marketable securities - deferred compensation plan	1,366	1,366	-	-
Foreign Exchange contracts	366	-	366	-

Financial Liabilities
Interest rate swaps	$ 1,486	-	$ 1,486	-

	2010
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - KEYSOP assets	$ 5,018	$ 5,018	$ -	$ -
Marketable securities - deferred compensation plan	670	670	-	-
Foreign Exchange contracts	106	-	106	-

Financial Liabilities
Foreign Exchange contracts	$ 31	-	$ 31	-
Interest rate swaps	920	-	920	-

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

Sales and estimated profits under certain long-term contracts are recognized under the percentage-of-completion methods of accounting, whereby profits are recorded pro rata, based upon current estimates of costs to complete such contracts.  Losses on contracts are provided for in the period in which the losses become determinable.  Revisions in profit estimates are reflected on a cumulative basis in the period in which the basis for such revision becomes known. Any excess of the billings over cost and estimated earnings on long-term contracts is included in deferred revenue.

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

Research and Development

Research and development expenditures are expensed as incurred.  Total research and development costs, which are classified under selling, general, and administrative expenses, were $4.0 million, $3.6 million, and $3.9 million for the years ended June 30, 2011, 2010, and 2009, respectively.

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

The changes in warranty reserve, which are recorded as accrued liabilities, during 2011, 2010, and 2009 were as follows (in thousands):

	2011	2010	2009
Balance at beginning of year	$4,761	$4,821	$4,987
Warranty expense	2,685	2,827	1,497
Warranty claims	(2,315)	(2,887)	(1,663)
Balance at end of year	$5,131	$4,761	$4,821

Stock-Based Compensation Plans

Restricted stock awards generally vest over a three-year period.  Compensation expense associated with these awards is recorded based on their grant-date fair values and is generally recognized on a straight-line basis over the vesting period.  Compensation cost for an award with a performance condition is based on the probable outcome of that performance condition.  The stated vesting period is considered substantive for retirement eligible participants.  Accordingly, the Company recognizes any remaining unrecognized compensation expense upon participant retirement.

Foreign Currency Translation

The functional currency of our non-U.S. operations is generally the local currency.  Assets and liabilities of non-U.S. operations are translated into U.S. Dollars on a monthly basis using period-end exchange rates. Revenues and expenses of these operations are translated using average exchange rates.  The resulting translation adjustment is reported as a component of comprehensive income (loss) in the consolidated statements of stockholders’ equity and comprehensive income.  Gains and losses from foreign currency transactions are included in results of operations and were not material for any period presented.

Derivative Instruments and Hedging Activities

The Company recognizes all derivatives on its balance sheet at fair value.

Forward foreign currency exchange contracts are periodically used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign purchases of materials and loan payments from subsidiaries.  The Company enters into such contracts for hedging purposes only.  For hedges of intercompany loan payments, the Company records derivative gains and losses directly to the statement of operations due to the general short-term nature and predictability of the transactions.

The Company also uses interest rate swaps to manage exposure to interest rates on the Company’s variable rate indebtedness.  The Company values the swaps based on contract prices in the derivatives market for similar instruments.  The Company has designated the swaps as cash flow hedges, and changes in the fair value of the swaps are recognized in other comprehensive income (loss) until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swaps will be reported by the Company in interest expense.

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

Earnings Per Share

(share amounts in thousands)	2011	2010	2009
Basic – Average Shares Outstanding	12,475	12,440	12,326
Effect of Dilutive Securities – Stock Options and Restricted Stock Awards	277	245	--
Diluted – Average Shares Outstanding	12,752	12,685	12,326

Both basic and dilutive income are the same for computing earnings per share.  There were no outstanding instruments that had an anti-dilutive effect at June 30, 2011 and 2010.  Options to purchase 106,497 shares and 234,602 restricted shares were not included in the computation of diluted earnings per share for the year ended June 30, 2009, due to the Company’s net loss for the period.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards (“IFRSs”).  The new guidance also changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and it clarifies the FASB’s intent about the application of existing fair value measurements.  The new guidance applies prospectively and is effective for interim and annual periods beginning after December 15, 2011.  We will adopt the provisions of this new guidance on July 1, 2012. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  The new guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both cases, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  Regardless of the method used, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented.  The new guidance is effective retrospectively for fiscal years, and interim periods within those fiscal years beginning after December 15, 2011.  We will adopt the provisions of this new guidance on July 1, 2012.  We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

2.  ACQUISITIONS

Metal Spinners Group

In March 2011, the Company acquired Metal Spinners Group, Ltd. (“Metal Spinners”), a U.K.-based metal fabrication supplier.  Metal Spinners, which uses technology similar to Spincraft, is reported under the Engineering Technologies Group.  The acquisition provides the Company with access to new end-user and geographic markets in the medical, general industrial and oil and gas markets in the U.S., U.K., Europe, and China.

The Company paid $23.9 million in cash for 100% of the equity of Metal Spinners.  Acquired intangible assets of $5.7 million consist entirely of customer relationships, which are expected to be amortized over a weighted average period of 8.66 years.

The components of the fair value of the Metal Spinners acquisition and the initial allocation of the purchase price reported at March 31, 2011, measurement period adjustments, and final allocation are as follows (in thousands):

	Metal Spinners Group
	Preliminary Allocation	Adjustments	Final Allocation
Fair value of business combination:
Cash payments	$ 23,887	$ -	$ 23,887
Less: cash acquired	(1,652)	-	(1,652)
Total	$ 22,235	$ -	$ 22,235
Identifiable assets acquired and liabilities assumed
Current assets	$ 5,469	$ (120)	$ 5,349
Property, plant, and equipment	6,534	-	6,534
Identifiable intangible assets	3,254	2,473	5,727
Goodwill	13,039	(1,751)	11,288
Deferred taxes	(2,235)	(602)	(2,837)
Liabilities assumed	(3,826)	-	(3,826)
Total	$ 22,235	$ -	$ 22,235

Subsequent to acquisition, revenues and earnings for Metal Spinners in 2011 were $6.4 million and $0.2 million, respectively.  Included in earnings are $0.7 million of purchase accounting-related expenses.

Other 2011 Acquisitions

The Company made three additional acquisitions during the year – two in the Engraving Group and one in the Food Service Equipment Group.  Total consideration transferred in the aggregate for these acquisitions was $4.7 million.  Acquired intangible assets of $1.6 million consist of $1.0 million of amortizing intangible assets expected to be amortized over a weighted average period of 12.38 years.

The components of the fair value of other 2011 acquisitions and the final allocation of their purchase price are as follows (in thousands):

Other
Fair value of business combination:
Cash payments	$ 4,368
Deferred consideration	350
Total	$ 4,718
Identifiable assets acquired and liabilities assumed
Current assets	$ 1,705
Property, plant, and equipment	518
Identifiable intangible assets	1,619
Goodwill	1,368
Liabilities assumed	(492)
Total	$ 4,718

Subsequent to their acquisition, revenues and earnings for these other businesses in 2011 were $7.1 million and $0.8 million, respectively.

3.  INVENTORIES

Inventories are comprised of (in thousands):

June 30	2011	2010
Raw materials	$ 36,828	$ 34,329
Work in process	23,134	20,640
Finished goods	23,616	14,585
Total	$ 83,578	$ 69,554

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses and were $23.0 million, $20.3 million, and $23.4 million in 2011, 2010, and 2009, respectively.

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

June 30	2011	2010
Land, buildings and
leasehold improvements	$83,064	$80,765
Machinery, equipment and other	157,463	148,493
Total	240,527	229,258
Less accumulated depreciation	144,193	136,031
Property, plant and equipment - net	$96,334	$93,227

Depreciation expense for the years ended June 30, 2011, 2010, and 2009 totaled $11.8 million, $11.1 million, and $12.2 million, respectively.

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

As a result of our annual assessment, the Company determined that the fair value of the reporting units and indefinite-lived intangible assets exceeded their respective carrying values.  Therefore, no impairment charges were recorded during 2011 and 2010.

Changes to goodwill during the years ended June 30, 2011 and 2010 are as follows (in thousands):

	2011	2010
Balance at beginning of year	$120,743	$119,661
Accumulated impairment losses	17,939	17,939
Balance at beginning of year, net	$102,804	$101,722
Additions	12,656	--
Foreign currency translation	1,913	1,082
Balance at end of year	$117,373	$102,804

6.  INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	Customer
	Relationships	Trademarks	Other	Total

June 30, 2011
Cost	$27,549	$9,406	$4,736	$41,691
Accumulated amortization	(14,647)	--	(4,490)	(19,137)
Balance, June 30, 2011	$12,902	$9,406	$246	$22,554

June 30, 2010
Cost	$21,055	$8,808	$4,165	$34,028
Accumulated amortization	(12,162)	--	(4,075)	(16,237)

Balance, June 30, 2010	$8,893	$8,808	$90	$17,791

Amortization expense (excluding impairment) for the years ended June 30, 2011, 2010, and 2009 totaled $2.4 million, $2.5 million, and $3.3 million, respectively. At June 30, 2011, aggregate amortization expense is estimated to be $2.6 million in fiscal 2012, $2.3 million in fiscal 2013, $1.9 million in fiscal 2014, $1.6 million in fiscal 2015, and $1.2 million in fiscal 2016.

7.  DEBT

Long-term debt is comprised of the following at June 30 (in thousands):

	2011	2010
Bank credit agreements	$46,500	$90,000
Other, due 2018 (0.40%
effective rate at June 30, 2011)	3,300	3,300
Total	49,800	93,300
Less current portion	(3,300)	-
Total long-term debt	$46,500	$93,300

Long-term debt is due as follows (in thousands):

2012	-
2013	46,500
2014	-
2015	-
2016	-
Thereafter	3,300

Bank Credit Agreements

The Company has in place a five year, $150 million unsecured revolving credit facility (the “facility”) with seven participating banks which originated in September 2007.  Funds available under the facility may be used for general corporate purposes or to provide financing for acquisitions.  Borrowings under the agreement bear interest at a rate equal to LIBOR plus an applicable percentage based on our consolidated leverage ratio, as defined by the agreement.  As of June 30, 2011, the effective rate of interest for outstanding borrowings under the facility was 1.52%.  Including the impact of interest rate swaps, the effective rate of interest at June 30, 2011, was 2.96%.  The Company is required to pay an annual fee of 0.125% on the maximum credit line. The Company had the ability to borrow an additional $103.5 million under the facility at June 30, 2011.

The carrying value of borrowings under the facility exceeded its estimated fair value by $0.6 million and $3.9 million at June 30, 2011 and 2010, respectively.

Our funded debt agreements contain certain customary affirmative and negative covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the credit agreement”), to interest expense for the trailing twelve months of at least 3:1.  Adjusted EBIT per the credit agreement specifically excludes extraordinary and certain other defined items such as non-cash restructuring charges and goodwill impairment.  At June 30, 2011, the Company’s Interest Coverage Ratio was 24.04:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the credit agreement, calculated as Adjusted EBIT per the credit agreement plus Depreciation and Amortization, may not exceed 3.5:1.  At June 30, 2011, the Company’s Leverage Ratio was 0.79:1.

Consolidated Net Worth – The Company is required to maintain a Consolidated Net Worth of at least $163.7 million plus 50% of cumulative net income since the inception of the agreement. Consolidated Net Worth is defined as the Company’s net worth as adjusted for unamortized pension losses (not to exceed $40 million) and certain foreign exchange gains and losses.

At June 30, 2011, the Company’s Consolidated Net Worth was $270.0 million, $39.1 million greater than the required amount of $230.9 million.

Other Long-Term Borrowings

The Company is a borrower under industrial revenue bonds totaling $3.3 million at June 30, 2011.  Because these bonds are remarketed on a monthly basis and a failed remarketing would trigger repayment of the bonds via a renewable letter of credit arrangement, they are classified as a current liability.  The Company does not anticipate a failed remarketing of the bonds and expects their repayment to occur upon their final maturity in 2018.

Short-Term Facilities

The Company also utilizes two uncommitted money market credit facilities to help manage daily working capital needs.  These unsecured facilities, which are renewed annually, provide for a maximum aggregate credit line of $15 million.  Amounts outstanding under these facilities were $1.8 million and zero at June 30, 2011 and 2010, respectively.

At June 30, 2011, and 2010, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $14.2 million and $15.6 million, respectively.

8.  ACCRUED LIABILITIES

Accrued expenses consist of the following (in thousands):

	2011	2010
Payroll and employee benefits	$24,203	$21,284
Workers' compensation	3,735	4,019
Other	17,714	15,380
Total	$45,652	$40,683

9.  DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps

In June 2010, the Company entered into $30.0 million of five-year floating to fixed rate swaps.  The swap agreements convert interest payments on borrowings under our revolving credit agreement from LIBOR to a weighted average rate of 2.42%.  In anticipation of future borrowings to fund organic growth and acquisitions, we have also entered into three forward-dated swaps totaling $20 million that will become effective in September 2011 and March 2012 in order to take advantage of the current interest rate market.  When these forward-dated swaps are effective, our weighted average base borrowing rate on the swapped portion of our debt will be 2.29%.

The fair value of the swaps recognized in accrued liabilities and in other comprehensive income (loss) at June 30, 2011 and 2010 is as follows (in thousands):

				Fair Value at June 30,
Effective Date	Notional Amount	Fixed Interest Rate	Maturity	2011	2010
July 14, 2008	30,000,000	3.35%	July 19, 2010	$ -	$ (77)
July 10, 2008	30,000,000	3.38%	July 28, 2010	-	(76)
June 1, 2010	5,000,000	2.495%	May 26, 2015	(203)	(148)
June 1, 2010	5,000,000	2.495%	May 26, 2015	(203)	(148)
June 4, 2010	10,000,000	2.395%	May 26, 2015	(365)	(243)
June 9, 2010	5,000,000	2.34%	May 26, 2015	(172)	(108)
June 18, 2010	5,000,000	2.38%	May 26, 2015	(180)	(120)
September 21, 2011	5,000,000	1.28%	September 21, 2013	(52)	-
September 21, 2011	5,000,000	1.60%	September 22, 2014	(55)	-
March 15, 2012	10,000,000	2.75%	March 15, 2016	(256)	-
				$ (1,486)	$ (920)

The Company reported no losses for the years ended June 30, 2011, 2010, and 2009, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive loss related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign purchases of materials and loan payments to and from subsidiaries.  The Company enters into such contracts for hedging purposes only.  For hedges of intercompany loan payments, the Company has not elected hedge accounting due to the general short-term nature and predictability of the transactions, and records derivative gains and losses directly to the statement of operations.  At June 30, 2011 the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized gains of $0.4 million, which approximate the unrealized losses on the related loans.  The notional amounts of these instruments, by currency, are as follows:

Currency	Notional Amount (in native currency)
Mexican Peso	15,756,000
Euro	5,964,800
Canadian Dollar	2,875,350
Pound Sterling	1,000,750
Singapore Dollar	1,000,000
Australian Dollar	527,700

At June 30, 2010, the Company’s outstanding forward foreign exchange contracts were not material.

10.  INCOME TAXES

The components of income (loss) from continuing operations before income taxes are as follows (in thousands):

	2011	2010	2009
U.S. Operations	$25,744	$27,359	($8,781)
Non-U.S. Operations	24,361	12,037	8,485
Total	$50,105	$39,396	($296)

The Company utilizes the asset and liability method of accounting for income taxes.  Deferred income taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws.  The components of the provision for income taxes on continuing operations (in thousands) were as shown below:

	2011	2010	2009
Current:
Federal	$8,452	$3,264	$2,358
State	1,136	250	778
Non-U.S.	4,785	2,602	2,021
Total Current	14,373	6,116	5,157

Deferred:
Federal	($823)	$5,150	($2,777)
State	(1,002)	928	(714)
Non-U.S.	1,409	(758)	(72)
Total Deferred	(416)	5,320	(3,563)
Total	$13,957	$11,436	$1,594

A reconciliation from the U.S. Federal income tax rate on continuing operations to the total tax provision is as follows (in thousands):

	2011	2010	2009
Provision at statutory tax rate	$17,536	$13,395	($102)
State taxes	87	778	259
Foreign rate differential	(2,031)	(2,245)	(887)
Change in US tax classification	--	--	(1,812)
Impairment of goodwill	--	--	6,099
Federal tax credits	(1,223)	(33)	(992)
Other	(412)	(459)	(971)
Effective income tax provision	$13,957	$11,436	$1,594

Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, size of the Company’s income or loss and any one-time activities occurring during the period.

The Company’s income tax provision from continuing operations for the fiscal year ended June 30, 2011 was impacted by the following items (i) a benefit of $0.3 million from the reversal of income tax contingency reserves that were determined to be no longer needed due to the expiration of applicable limitation statutes, (ii) a benefit of $0.2 million related primarily to the retroactive extension of the June 30, 2010 R&D credit recorded during the second quarter and (iii) a benefit totaling $0.3 million as part of the deferred tax provision related to a change in the estimated state rate used to calculated the deferred balances.

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

Significant components of the Company’s deferred income taxes are as follows (in thousands):

	2011	2010
Deferred tax liabilities:
Depreciation and amortization	$ (25,321)	$ (25,055)

Deferred tax assets:
Accrued compensation	5,204	4,523
Accrued expenses and reserves	4,206	7,549
Pension	9,847	16,345
Inventory	1,899	1,916
Other	1,108	1,012
Net operating loss and
credit carry forwards	2,811	4,167
Total deferred tax asset	25,075	35,512

Less: Valuation allowance	(169)	(367)
Net deferred tax asset (liability)	$ (415)	$ 10,090

The Company estimates the degree to which deferred tax assets, including net operating loss and credit carry forwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss carry forwards that it believes will more likely than not go unrealized.  The valuation allowances at June 30, 2011 apply to the tax benefit of foreign and state loss carry forwards, which management has concluded that it is more likely than not that these tax benefits will not be realized.  The decrease in the valuation allowance totaled $0.2 million, $0.5 million and $1.2 million in 2011, 2010, and 2009, respectively.

As of June 30, 2011, the Company had state net operating loss ("NOL") and credit carry forwards of approximately $29.7 million and $1.7 million, respectively, which may be available to offset future state income tax liabilities and expire at various dates from 2012 through 2031.  In addition, the Company had foreign NOL carry forwards of approximately $1.9 million, $1.8 million of which carry forward indefinitely and $0.1 million that carry forward for 5 years.

The Company’s income taxes currently payable for federal and state purposes have been reduced by the benefit of the tax deduction in excess of recognized compensation cost from employee stock compensation transactions.  The provision for income taxes that is currently payable has not been adjusted by approximately $0.2 million and $(0.2) million of such benefits of the Company that have been allocated to capital in excess / (deficit) of par value in 2011 and 2010, respectively.

A provision has not been made for U.S. or additional non-U.S. taxes on $56.7 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. It is not practicable to estimate the amount of tax that might be payable. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. Accordingly, we believe that U.S. tax on any earnings that might be repatriated would be substantially offset by U.S. foreign tax credits.

The total provision for income taxes included in the consolidated financial statements was as follows (in thousands):

	2011	2010	2009
Continuing operations	$13,957	$11,436	$1,594
Discontinued operations	(342)	441	(2,100)
	$13,615	$11,877	($506)

The changes in the amount of gross unrecognized tax benefits during 2011 were as follows (in thousands):

	2011	2010	2009
Beginning Balance	$ 1,782	$ 2,346	$ 3,196
Additions based on tax positions related to the current year	611	110	745
Additions for tax positions of prior years	--	--	--
Reductions for tax positions of prior years	(247)	(674)	(690)
Settlements	--	--	(905)
Ending Balance	$ 2,146	$ 1,782	$ 2,346

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

Country

Years Ending June 30,

United States

2008 to 2011

Canada

2007 to 2011

Ireland

2008 to 2011

Portugal

2008 to 2011

United Kingdom

2010 to 2011

The Company’s policy is to include interest expense and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations.  At June 30, 2011 and June 30, 2010, the Company had approximately $0.2 million and $0.1 million, respectively, accrued for interest expense on unrecognized tax benefits.

11.  COMMITMENTS

The Company leases certain property and equipment under agreements with initial terms ranging from one to twenty years. Rental expense related to continuing operations for the years ended June 30, 2011, 2010, and 2009 was approximately $5.2 million, $4.7 million and $4.8 million, respectively.  At June 30, 2011, the gross minimum annual rental commitments under non-cancelable operating leases, principally real estate, were approximately $4.5 million in 2012, $3.4 million in 2013, $2.4 million in 2014, $1.9 million in 2015, $1.4 million in 2016, and $3.9 million thereafter.  These amounts are offset by sublease income of $0.4 million in 2012, $0.6 million in 2013, $0.5 million in 2014, $0.3 million in 2015, and less than $0.1 million in 2016.

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

In June 2009, Berean filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code and, in July 2009, its assets were sold to a third party under Section 363 of the Code.   The new owner of the Berean assets is infusing capital into the business, and we believe the Berean bookstores can now be operated successfully as a going concern.  As part of this transaction, the Company agreed to provide lease supplement payments to the new owner of the Berean assets.  These payments included an upfront payment of $0.5 million and additional payments totaling $1.2 million which will be made in equal monthly installments through December 2011.  The Company remains an obligor of the leases assumed by the new owner, however, the Company’s obligation has been reduced for locations where the new owner was able to obtain rent concessions.  In addition, the Company remains responsible for two sites formerly operated by Berean.  Liabilities associated with these two leases, net of expected subleases at current market rates, total $0.5 million at June 30, 2011.  Subsequent to these transactions, the aggregate amount of our obligations in the event of default is $2.5 million at June 30, 2011.

12.  CONTINGENCIES

From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business.  While the outcome of these proceedings and claims cannot be predicted with certainty, the Company’s management does not believe that the outcome of any of the currently existing legal matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.  The Company accrues for losses related to the litigation when the Company’s management considers a potential loss probable and can reasonably estimate such loss in accordance with FASB requirements.  With respect to the matter below, management has evaluated this matter based, in part, upon the advice of our independent environmental consultants and in-house personnel.

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

The Company actively sought the recovery of costs incurred in carrying out the terms of the AOC through negotiations with its legacy insurers.  Based on the status of these negotiations at September 30, 2009, the Company determined that a settlement was probable and recorded $2.3 million ($1.4 million net of tax) in discontinued operations during the first quarter of 2010.  The settlement came to fruition as expected during the second quarter of 2010, with a final recovery of $2.5 million ($1.6 million net of tax), which is net of costs incurred to negotiate the settlement.

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

Total compensation cost recognized in income for equity based compensation awards was $3.8 million, $3.8 million, and $2.4 million for the years ended June 30, 2011, 2010 and 2009, respectively.  The total income tax benefit recognized in the consolidated statement of operations for equity-based compensation plans was $1.3 million, $1.3 million, and $0.8 million for the years ended June 30, 2011, 2010 and 2009, respectively.

At June 30, 2011, 243,121 shares of common stock were reserved for issuance under various compensation plans.

Restricted Stock Awards

The Company may award shares of restricted stock to eligible employees and non-employee directors of the Company at no cost, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights during the restriction period.  Such shares and rights are subject to forfeiture if certain employment conditions are not met.  During the restriction period, recipients of the shares are entitled to dividend equivalents on such shares, providing that such shares are not forfeited.  Dividends are accumulated and paid out at the end of the restriction period.  During 2011, 2010 and 2009 the Company granted 62,817, 110,278, and 64,091 shares, respectively, of restricted stock to eligible participants.  Restrictions on the stock awards lapse between fiscal 2012 and fiscal 2014, with the exception of one award which vests upon the employee’s retirement.  For the years ended June 30, 2011, 2010 and 2009, $1.4 million, $1.7 million, and $1.4 million, respectively, was recognized as compensation expense related to restricted stock awards.  Substantially all awards are expected to vest.

A summary of restricted stock awards activity during the year ended June 30, 2011 is as follows:

	Restricted Stock Awards

	Number	Aggregate
	of	Intrinsic
	Shares	Value

Outstanding, July 1, 2010	240,170	$6,088,310
Granted	62,817
Exercised / vested	(63,454)	1,604,931
Canceled	(3,708)
Outstanding, June 30, 2011	235,825	$7,232,753

Restricted stock awards granted during 2011, 2010 and 2009 had a weighted average grant date fair value of $24.22, $18.33, and $24.19, respectively.  The grant date fair value of restricted stock awards is determined based on the closing price of the Company’s common stock on the date of grant.  The total intrinsic value of awards exercised during the years ended June 30, 2011, 2010, and 2009 was $1.6 million, $0.8 million, and $0.9 million, respectively.

As of June 30, 2011, there was $2.1 million of unrecognized compensation costs related to awards expected to be recognized over a weighted-average period of 1.12 years.

Executive Compensation Program

The Company operates a compensation program for key employees.  The plan contains both an annual component as well as long-term component.  Under the annual component, participants are required to defer 20% (and may elect to defer up to

50%) of their annual incentive compensation in restricted stock which is purchased at a discount to the market.  Additionally, non-employee directors of the Company may defer a portion of their director’s fees in restricted stock units which is purchased at a discount to the market.  During the restriction period, recipients of the shares are entitled to dividend equivalents on such units, providing that such shares are not forfeited.  Dividend equivalents are accumulated and paid out at the end of the restriction period.  The restrictions on the units expire after three years.  At June 30, 2011 and 2010, respectively, 107,875 and 92,599 shares of restricted stock units are outstanding and subject to restrictions that lapse between fiscal 2012 and fiscal 2014.  The compensation expense associated with this incentive program is charged to income over the restriction period.  The Company recorded compensation expense related to this program of $0.4 million, $0.3 million, and $0.4 million for the years ended June 30, 2011, 2010 and 2009, respectively.

The fair value of the awards under the annual component of this incentive program is measured using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model are as follows:

	2011	2010	2009
Range of risk-free interest rates	0.68%	1.37%	2.45%
Range of expected life of option grants (in years)	3	3	3
Expected volatility of underlying stock	65.4%	44.5%	44.5%
Expected quarterly dividends (per share)	$0.05	$0.05	$0.21

Under the long-term component, grants of performance share units (“PSUs”) are made annually to key employees and the share units are earned based on the achievement of certain overall corporate financial performance targets over the performance period.  At the end of the performance period, the number of shares of common stock issued will be determined by adjusting upward or downward from the target in a range between 50% and 200%.  No shares will be issued if the minimum performance threshold is not achieved. The final performance percentage, on which the payout will be based, considering the performance metrics established for the performance period, will be certified by the Compensation Committee of the Board of Directors.

The awards granted by the Committee on August 30, 2010 and September 2, 2009 provided that the PSUs will be converted to shares of common stock if the Company’s EBITDA (earnings before interest, taxes, depreciation and amortization) and return on assets meet specified levels approved by the Committee.  A participant’s right to any shares that are earned will vest in three equal installments.  An executive whose employment terminates prior to the vesting of any installment for a reason other than death, disability, retirement, or following a change in control, will forfeit the shares represented by that installment. In certain circumstances, such as death, disability, or retirement, PSUs are paid on a pro-rata basis.  In the event of a change in control, vesting of the awards granted is accelerated.  No shares were earned pursuant to awards granted by the Committee during fiscal 2009.

A summary of the awards activity under the executive compensation program during the year ended June 30, 2011 is as follows:

	Annual Component			Performance Stock Units
		Weighted
	Number	Average	Aggregate	Number	Aggregate
	of	Exercise	Intrinsic	of	Intrinsic
	Shares	Price	Value	Shares	Value

Non-vested, July 1, 2010	92,599	$14.46	$1,008,279	103,066	$2,612,723
Granted	43,789	17.66		78,494
Vested	(27,526)	16.50	214,152	(76,108)	2,334,232
Expired	(987)	17.66		(3,837)
Non-vested, June 30, 2011	107,875	$15.21	$1,667,717	101,615	$3,116,532

Restricted stock awards granted under the annual component of this program in fiscal 2011, 2010 and 2009 had a grant date fair value of $29.36, $13.12, and $28.98, respectively.  The PSUs granted in fiscal 2011, 2010 and 2009 had a grant date fair value of $23.49, $17.45, and $23.43, respectively.  The total intrinsic value of awards vested under the executive compensation program during the years ended June 30, 2011, 2010 and 2009 was $2.5 million, $2.0 million, and $1.5 million, respectively.

The Company recognized compensation expense related to the PSUs of $2.0 million, $1.8 million, and $0.7 million, for the years ended June 30, 2011, 2010 and 2009, respectively.  The total unrecognized compensation costs related to non-vested performance share units was $1.1 million at June 30, 2011 which is expected to be recognized over a weighted average period of 1.5 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan that allows employees to purchase shares of common stock of the Company at a discount from the market each quarter.  Shares of our stock may be purchased by employees quarterly at 95% of the fair market value on the last day of each quarter.  Shares of stock reserved for the plan were 117,362 at June 30, 2011.  Shares purchased under this plan aggregated 12,044, 17,790, and 30,634, in 2011, 2010 and 2009, respectively at an average price of $28.32, $21.15, and $14.12, respectively.

14.  OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Amounts shown in the Statements of Other Comprehensive Income are presented in detail, including reclassification adjustments, as follows (in thousands):

	2011	2010	2009

Net income (loss):	$ 35,367	$ 28,699	$ (5,405)
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	14,971	(21,484)	(40,153)
Amortization of unrecognized costs	5,193	2,225	1,995
Derivative instruments:
Change in unrealized gains and losses	(1,295)	(1,141)	(3,233)
Amortization of unrealized gains and losses into interest expense	780	1,964	1,527
Other comprehensive income (loss) before tax:	$ 19,649	$ (18,436)	$ (39,864)

Income tax provision (benefit):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$ (5,428)	$ 8,075	$ 15,402
Amortization of unrecognized costs	(1,933)	(848)	(728)
Derivative instruments:
Change in unrealized gains and losses	434	382	1,083
Amortization of unrealized gains and losses into interest expense	(269)	(678)	(527)
Income tax provision benefit to other comprehensive income (loss)	(7,196)	6,931	15,230
Foreign currency translation adjustment	9,075	(2,360)	(10,426)
Other comprehensive income (loss), net of tax:	21,528	(13,865)	(35,060)
Comprehensive income (loss)	$ 56,895	$ 14,834	$ (40,465)

15.  DISCONTINUED OPERATIONS

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

The Company actively sought the recovery of costs incurred in carrying out the terms of the AOC through negotiations with its legacy insurers.  Based on the status of these negotiations at September 30, 2009, the Company determined that a settlement was probable and recorded $2.3 million ($1.4 million net of tax) in discontinued operations during the first quarter of 2010.  As expected, the settlement came to fruition during the second quarter of 2010, with a final recovery of $2.5 million ($1.6 million net of tax), net of costs incurred to negotiate the settlement.

As discussed in Note 11 – Commitments, the Company is an obligor for certain assigned leases to Berean Christian Bookstores, an operation disposed of by the Company in 2006.  Expenses related to these obligations consist of lease impairment charges and subsequent adjustments to sublease and other assumptions.

Earnings (losses) from discontinued operations include the following results for the years ended June 30 (in thousands):

	2011	2010	2009

Net sales	$ --	$ --	$ --
Berean lease impairment	(635)	(659)	(3,057)
EPA remediation recovery (expense)	--	2,291	(2,065)
Other loss from discontinued operations	(488)	(452)	(493)
Income (loss) from discontinued operations	($1,123)	$1,180	($5,615)
(Provision) benefit for tax	342	(441)	2,100
Net income (loss) from discontinued operations	$ (781)	$ 739	$(3,515)

The Company has $1.2 million of accrued liabilities related to discontinued operations in its balance sheet at June 30, 2011, primarily related to accrued lease liabilities for Berean.

16.  RESTRUCTURING

The Company has undertaken a number of initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

Year Ended June 30,
2011

Involuntary
Employee
Severance
and Benefit
	Costs	Other	Total
2011 Restructuring Initiatives	$ -	$ 286	$ 286
Prior Year Initiatives	332	1,426	1,758
Total expense	$ 332	$ 1,712	$ 2,044

2010
Workforce Reduction	$ 991	$ 64	$ 1,055
Consolidation of Global Manufacturing Footprint	877	1,840	2,717
Total expense	$ 1,868	$ 1,904	$ 3,772

2009

Workforce Reduction	$ 1,288	$ -	$ 1,288
Consolidation of Global Manufacturing Footprint	1,819	4,732	6,551
Total expense	$ 3,107	$ 4,732	$ 7,839

 2011 Restructuring Initiatives

During the fourth quarter of 2011, the Company began the integration of the newly-acquired Tri-Star manufacturing operations into existing production capabilities in Nogales, Mexico.  Restructuring charges of $0.8 million are expected to be incurred in carrying out this initiative, of which $0.3 million were incurred in 2011.  As expenses thus far related to this initiative were paid as incurred, there were no accrued restructuring charges at June 30, 2011.

Prior Year Initiatives

In response to the recessionary macroeconomic environment, the Company reduced the number of salaried and indirect labor employees via workforce reductions.  During 2009, the Company reduced its U.S.-based workforce by approximately 25%, and made additional reductions to our international headcount during 2010 and 2011.  Additionally, as part of the Company’s ongoing effort to generate operational efficiencies, the Company has closed several of its manufacturing facilities and consolidated production.  Costs for these initiatives are composed primarily of severance, other termination benefits, and expenses associated with the relocation of the plants’ production capacities to other facilities.  These initiatives were substantially completed during 2011, and future expenses related to these initiatives are not expected to be material.

Expenses during the year ended June 30, 2011 related to prior year restructuring initiatives consisted primarily of the completion of consolidation of the Dallas, Texas, Food Service Equipment Group facility into our Nogales, Mexico, production facility.

Activity in the reserves related to prior year restructuring initiatives is as follows (in thousands):

	Involuntary
	Employee
	Severance
	and Benefit
	Costs	Other	Total
Restructuring Liabilities at June 30, 2009	$ 347	$ 3,461	$ 3,808
Additions	1,743	889	2,632
Payments	(1,765)	(4,167)	(5,932)
Restructuring Liabilities at June 30, 2010	$ 325	$ 183	$ 508
Additions	332	1,308	1,640
Payments	(647)	(1,416)	(2,063)
Restructuring Liabilities at June 30, 2011	$ 10	$ 75	$ 85

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Year Ended June 30,
	2011

	Involuntary
	Employee
	Severance
	and Benefit
	Costs	Other	Total
Food Service Equipment Group	$ 70	$ 1,528	$ 1,598
Air Distribution Products Group	16	184	200
Engraving Group	157	--	157
Corporate	89	--	89
Total expense	$ 332	$ 1,712	$ 2,044

	2010
Food Service Equipment Group	$ 520	$ 2,055	$ 2,575
Air Distribution Products Group	166	112	278
Engraving Group	1,045	(270)	775
Electronics and Hydraulics Group	49	7	56
Corporate	88	--	88
Total expense	$ 1,868	$ 1,904	$ 3,772

	2009
Food Service Equipment Group	$ 1,009	$ 402	$ 1,411

Air Distribution Products Group	1,054	3,913	4,967
Engraving Group	413	281	694
Electronics and Hydraulics Group	475	136	611
Corporate	156	--	156
Total expense	$ 3,107	$ 4,732	$ 7,839

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

Net periodic benefit cost for U.S. and non-U.S. plans included the following components (in thousands):

	U.S. Plans			Foreign Plans
	Year Ended June 30,			Year Ended June 30,
	2011	2010	2009	2011	2010	2009
Service Cost	$444	$314	$565	$41	$127	$150
Interest Cost	12,151	12,887	12,966	1,683	1,735	1,766
Expected return on plan assets	(15,777)	(15,601)	(16,859)	(1,495)	(1,506)	(1,578)
Recognized net actuarial loss	4,342	1,777	1,404	604	253	330
Amortization of prior service cost (benefit)	139	172	169	(60)	(61)	(60)
Amortization of transition obligation (asset)	2	2	2	--	--	--
Curtailment	--	--	--	--	(180)	--
Net periodic benefit cost (benefit)	$1,301	($449)	($1,753)	$773	$368	$608

The following table sets forth the funded status and amounts recognized as of June 30, 2011 and 2010 for our U.S. and foreign defined benefit pension plans (in thousands):

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$212,930	$186,153	$31,142	$29,575
Service cost	444	314	41	127
Interest cost	12,151	12,887	1,683	1,735
Plan participants' contributions	--	--	0	47
Actuarial loss (gain)	2,401	27,385	(1,627)	5,041
Benefits paid	(14,289)	(13,809)	(1,190)	(1,360)
Plan Amendments	--	--	--	--
Curtailment	--	--	0	(682)
Foreign currency exchange rate	--	--	3,092	(3,341)
Projected benefit obligation at end of year	$213,637	$212,930	$33,141	$31,142

Change in plan assets
Fair value of plan assets at beginning of year	$174,349	$149,656	$24,297	$22,432
Actual return on plan assets	$30,938	$23,304	2,773	3,417

Employer contribution	181	15,198	325	1,830
Plan participants' contribution	--	--	0	370
Benefits paid	(14,289)	(13,809)	(1,190)	(1,360)
Foreign currency exchange rate	--	--	2,036	(2,392)
Fair value of plan assets at end of year	$191,179	$174,349	$28,241	$24,297

Funded Status	($22,458)	($38,581)	($4,900)	($6,845)

Amounts recognized in the consolidated balance sheets consist of:

Prepaid Benefit Cost	--	--	$1,003	--
Current liabilities	($179)	($189)	($368)	($292)
Non-current liabilities	(22,279)	(38,392)	(5,535)	(6,553)
Net amount recognized	($22,458)	($38,581)	($4,900)	($6,845)

Unrecognized net actuarial loss	$88,601	$105,703	$7,125	$9,889
Unrecognized prior service cost	634	775	(425)	(412)
Accumulated other comprehensive income, pre-tax	$89,235	$106,478	$6,700	$9,477

The accumulated benefit obligation for all defined benefit pension plans was $244.6 million and $241.5 million at June 30, 2011 and 2010, respectively.

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $5.3 million and $0.1 million, respectively.

Plan Assets and Assumptions

The fair values of the Company’s pension plan assets at June 30, 2011 and 2010 by asset category, as classified in the three levels of inputs described in Note 1 under the caption Fair Value of Financial Instruments, are as follows (in thousands):

	June 30, 2011
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$ 5,876	$ 265	$ 5,611	$ -
Common and preferred stocks	96,250	18,080	78,170	-
U.S. Government securities	30,395	-	30,395	-
Corporate bonds and other fixed income securities	69,437	-	69,437	-
Other	17,461	-	17,461	-
	$219,420	$ 18,345	$201,075	$ -

	June 30, 2010
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$ 16,084	$ 1,726	$ 14,358	$ -
Common and preferred stocks	76,239	13,837	62,402	-
U.S. Government securities	31,218	-	31,218	-
Corporate bonds and other fixed income securities	59,676	258	59,417	-
Other	15,429	-	15,429	-
	$198,646	$ 15,822	$182,824	$ -

Asset allocation at June 30, 2011 and 2010 and target asset allocations for 2011 are as follows:

U.S. Plans			Foreign Plans
Year Ended June 30,			Year Ended June 30,
	2011	2010	2011	2010
Asset Category
Equity securities	37%	33%	36%	35%
Debt securities	27%	27%	63%	58%
Global balanced securities	25%	24%	--	--
Other	11%	16%	1%	7%
Total	100%	100%	100%	100%

	2011
Asset Category – Target	U.S.	U.K.	Ireland
Equity securities	35%	33%	70%
Debt and market neutral securities	30%	67%	20%
Global balanced securities	25%	--	--
Other	10%	--	10%
Total	100%	100%	100%

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

Year Ended June 30	2011	2010	2009
Plan assumptions - obligation
Discount rate	5.60 - 6.00%	4.40 - 5.90%	5.75 - 7.20%
Rate of compensation increase	3.50 - 4.00%	3.50 - 3.80%	3.50 - 3.70%

Plan assumptions - cost
Discount rate	4.40 - 5.90%	5.90 - 7.20%	6.15 - 7.00%
Expected return on assets	5.70 - 8.10%	6.30 - 8.35%	6.50 - 8.65%
Rate of compensation increase	3.50 - 3.80%	3.50 - 3.70%	3.50 - 4.25%

Included in the above are the following assumptions relating to the obligations for defined benefit pension plans in the United States at June 30, 2011: a discount rate of 5.8% and a rate of compensation increase of 3.5%.  At June 30, 2010, the assumptions were a discount rate of 5.9% and rate of compensation increase of 3.5%.  The U.S. defined benefit pension plans represent the majority of our pension obligations.  The expected return on plan assets assumption is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds.  The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.

Expected benefit payments for the next five years are as follows: 2012, $15.6 million; 2013, $15.7 million; 2014, $15.7 million; 2015, $15.6 million; 2016, $15.7 million and thereafter, $83.3 million.  The Company expects to make $1.4 million of contributions to its pension plans in 2012.

The Company operates a defined benefit plan in Germany which is unfunded. Certain U.S. employees are covered by union-sponsored, multi-employer pension plans.  Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans.  Pension expense for these plans was $1.3 million, $1.4 million, and $1.4 million in 2011, 2010, and 2009, respectively.

Retirement Savings Plans

The Company has two primary employee savings plans, one for salaried employees and one for hourly employees.  Substantially all of our full-time domestic employees are covered by these savings plans.  Under the provisions of the plans, employees may contribute a portion of their compensation within certain limitations.  The Company, at the discretion of the Board of Directors, may make contributions on behalf of our employees under the plans.  During the third quarter of 2009, the Company announced that it would suspend employer matching contributions to its savings plans, with the exception of obligations under collective bargaining agreements.  The suspension of contributions began in April 2009, and contributions were reinstated at the beginning of calendar year 2010.  Company contributions were $4.0 million, $1.7 million, and $4.6 million for the years ended June 30, 2011, 2010, and 2009, respectively.  At June 30, 2011, the salaried plan holds approximately 205,000 shares of Company common stock, representing approximately 7% of the holdings of the plan.

Other Plans

Certain retired executives are covered by an Executive Life Insurance Program.  During 2003, two executives retired and the Board of Directors approved benefits under this plan of approximately $5.6 million. The aggregate present value of current vested and outstanding benefits to all participants was approximately $0.6 million, and $1.0 million at June 30, 2011 and 2010, respectively, and will be paid over the next three years.

Key Employee Share Option Plan (KEYSOP)

In fiscal 2002, we created a Key Employee Share Option Plan (the “KEYSOP”).  The purpose of the KEYSOP is to provide alternate forms of compensation to certain key employees of the Company commensurate with their contributions to the success of our activities.  Under the KEYSOP, certain employees are granted options by the Compensation Committee and designated property is purchased by the Company and placed in a Rabbi trust.  The option price set at the date of the grant is 25% of the fair value of the underlying assets.  During fiscal 2003, the Company granted options to two key employees prior to their retirement.  Assets associated with the plan were $6.0 million and $5.0 million at June 30, 2011 and 2010, respectively.  As of June 30, 2011 and 2010, the Company has recorded a liability in other long term liabilities of approximately $4.7 million and $3.8 million respectively associated with the grants made.

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

The following table sets forth the funded status of the postretirement benefit plans and accrued postretirement benefit cost reflected in the consolidated balance sheet at year end (in thousands):

	Year Ended June 30,
	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$1,865	$1,806
Service cost	12	8
Interest cost	105	124
Plan participants' contributions	35	40
Actuarial loss (gain)	(21)	94
Benefits paid	(188)	(208)
Accumulated benefit obligation at end of year	$1,808	$1,864

Change in plan assets
Fair value of plan assets at beginning of year	$--	$--
Employer contribution	153	168
Plan participants' contribution	35	40

Benefits paid	(188)	(208)
Foreign currency exchange rate
Fair value of plan assets at end of year	$--	$--

Funded Status	($1,808)	($1,864)

Amounts recognized in the consolidated balance sheets consist of:

Current liabilities	($147)	($148)
Non-current liabilities	(1,661)	(1,716)
Net amount recognized	($1,808)	($1,864)

Accumulated other comprehensive income, pre-tax
Unrecognized net actuarial loss	($954)	($990)
Unrecognized transition obligation	464	687
Net amount recognized	($490)	($303)

Components of Net Periodic Benefit Cost (in thousands)

	Year Ended June 30,
	2011	2010	2009
Service Cost	$12	$8	$9
Interest Cost	105	124	125
Recognized net actuarial gain	(57)	(83)	(84)
Amortization of transition obligation	223	224	224
Net periodic benefit cost	$283	$273	$274

The estimated net actual loss (gain) and transition obligation for the postretirement benefits that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $(0.1) million and $0.2 million, respectively.

The assumed weighted average discount rate was 5.80% and 5.90% as of June 30, 2011 and 2010, respectively.  A 1% increase in the assumed health care cost trend rate does not impact either the accumulated benefit obligation or the net postretirement cost, as the employer contribution for each participant is a fixed amount.

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

•

Engineering Technologies Group – provides customized solutions in the fabrication and machining of engineered components for the aerospace, energy, aviation, healthcare, oil & gas, and general industrial markets.

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

Industry Segments (in thousands)	Net Sales			Depreciation and Amortization
	2011	2010	2009	2011	2010	2009
Food Service Equipment	$365,523	$337,578	$350,358	$5,832	$6,257	$7,021

Air Distribution Products	52,384	50,974	66,534	886	999	967
Engraving	85,258	77,372	77,311	3,525	3,569	3,646
Engineering Technologies	61,063	58,732	51,693	1,951	1,406	1,405
Electronics and Hydraulics	69,525	53,798	61,190	1,636	1,881	2,088
Corporate and Other	--	--	--	330	295	414
Total	$633,753	$578,454	$607,086	$14,160	$14,407	$15,541

	Income (Loss) From Operations			Capital Expenditures
	2011	2010	2009	2011	2010	2009
Food Service Equipment	$37,915	$39,682	$9,900	$2,806	$2,233	$1,277
Air Distribution Products	(2,627)	(3,186)	713	157	66	182
Engraving	14,182	9,395	7,028	1,014	1,115	1,878
Engineering Technologies	12,606	13,843	8,667	2,177	359	297
Electronics and Hydraulics[1]	9,872	4,888	3,459	974	566	2,055
Restructuring charge	(2,044)	(3,772)	(7,839)	--	--	--
Gain on sale of real estate	3,368	1,405	--	--	--	--
Corporate	(20,845)	(19,989)	(15,907)	48	264	--
Total	$52,427	$42,266	$6,021	$7,176	$4,603	$5,689
Interest expense	(2,107)	(3,624)	(6,532)
Other, net	(215)	754	215
Income from continuing operations
before income taxes	$50,105	$39,396	($296)

	Goodwill		Identifiable Assets
	2011	2010	2011	2010
Food Service Equipment	$46,149	$45,590	$189,935	$184,755
Air Distribution Products	14,933	14,933	40,369	43,224
Engraving	20,994	19,839	85,364	77,295
Engineering Technologies	11,370	186	65,358	37,729
Electronics and Hydraulics[2]	23,927	22,256	55,507	49,664
Corporate & Other	--	--	38,372	53,612
Total	$117,373	$102,804	$474,905	$446,279

	Non-U.S. Operations
	2011	2010	2009
Net sales	$112,681	$86,215	$78,277
Income from operations	24,058	11,378	8,209
Long-lived assets	20,636	14,245	16,334

1.

Income from operations in 2011 for the Electronics Unit and Hydraulics Unit was $7.6 million and $2.3 million, respectively.

2.

Identifiable Assets in 2011 for the Electronics Unit and Hydraulics Unit were $42.5 million and $13.0 million, respectively.

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

19. GAIN ON SALE OF REAL ESTATE

During 2011, the Company completed the sale of a parcel of real estate in Lyon, France, on which it had previously operated an Engraving Group facility.  Proceeds from the sale were $4.9 million and the sale resulted in a pre-tax gain of $3.4 million, net of related costs.

During the 2010, the Company sold its corporate headquarters facility in Salem, New Hampshire, and entered into a lease agreement for a facility in Salem which is more than 50% smaller and more suited to current operational needs.  The Company recorded a gain of $1.4 million on the transaction during the period.

20.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended June 30, 2011 and 2010 are as follows (in thousands, except for per share data):

	2011
	First	Second	Third	Fourth
Net sales	$157,059	$155,523	$146,592	$174,579
Gross profit	51,062	50,326	43,896	54,552
Net income (loss)	10,988	9,019	5,090	10,270
EARNINGS PER SHARE
Basic	0.88	0.72	0.41	0.83
Diluted	0.86	0.71	0.40	0.81

	2010
	First	Second	Third	Fourth
Net sales	$152,109	$138,853	$135,411	$152,081
Gross profit	49,188	44,696	41,289	48,230
Net income	9,782	5,954	4,601	8,362
EARNINGS PER SHARE
Basic	0.79	0.48	0.37	0.67
Diluted	0.78	0.47	0.36	0.66

Note:  Basic and diluted earnings per share are computed independently for each reporting period.  Accordingly, the sum of the quarterly earnings per share amounts may not agree to the year-to-date amounts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Standex International Corporation

Salem, New Hampshire

We have audited the accompanying consolidated balance sheets of Standex International Corporation and subsidiaries (the "Company") as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2011.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Standex International Corporation and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 8, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

September 8, 2011

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.  Controls and Procedures

The management of the Company including its Chief Executive Officer, and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2011, that the disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is  (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of our fiscal year (ended June 30, 2011) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Based on the Company’s processes, as described above, management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of June 30, 2011 to provide reasonable assurance of achieving its objectives.  These results were reviewed with the Audit Committee of the Board of Directors.  Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on the Company’s internal control over financial reporting, which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Standex International Corporation

Salem, New Hampshire

We have audited the internal control over financial reporting of Standex International Corporation and subsidiaries (the "Company") as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2011 of the Company and our report dated September 8, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

September 8, 2011

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission (“SEC”) a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended June 30, 2011 (the “Proxy Statement”).  The information required by this item and not provided in Part 1 of this report under Item 1 “Executive Officers of Standex” is incorporated by reference from the Proxy Statement under the captions “Election of Directors,” “Stock Ownership in the Company,” “Other Information Concerning the Company, Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 11.  Executive Compensation

Information regarding executive compensation is incorporated by reference from the Proxy Statement under the captions and sub-captions:  “Executive Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” “2011 Summary Compensation Table,” “Other Information Concerning the Company Board of Directors and Its Committees,” and “Directors Compensation.”

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

The Equity Compensation Plan table below presents information regarding the Company’s equity based compensation plan at June 30, 2011.

	(A)	(B)	(C)
Number of Securities
Remaining Available
	Number of Securities	Weighted-Average	For Future Issuance
	To Be Issued Upon	Exercise Price Of	Under Equity
	Exercise Of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants And Rights	And Rights	reflected in Column (A))

Equity compensation plans approved by
stockholders	445,315	$3.68	243,121

Equity compensation plans not approved
by stockholders	--	--	--

Total	445,315	$3.68	243,121

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

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)

Financial Statements

Financial Statements covered by the Report of Independent Registered Public Accounting Firm

(A)

Consolidated Statements of Operations for the fiscal years ended June 30, 2011, 2010 and 2009

(B)

Consolidated Balance Sheets as of June 30, 2011 and 2010

(C)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended June 30, 2011, 2010 and 2009

(D)

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2011, 2010 and 2009

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

10-K

6/30/2010

      dated August 25, 2010 between the Company

and Roger L. Fix*

(b)

Amended and Restated Employment Agreement

10-K

6/30/2010

      dated August 25, 2010 between the Company

and John Abbott*

(c)

Amended and Restated Employment Agreement

10-K

6/30/2010

      dated August 25, 2010 between the Company

and Thomas D. DeByle*

(d)

Amended and Restated Employment Agreement

10-K

6/30/2010

      dated August 25, 2010 between the Company

and Deborah A. Rosen*

(e)

Amended and Restated Employment Agreement

10-K

6/30/2010

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 8, 2011.

STANDEX INTERNATIONAL CORPORATION

(Registrant)

/s/ ROGER L. FIX

Roger L. Fix

President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on September 8, 2011:

Signature

Title

/s/ ROGER L. FIX

President/Chief Executive Officer

Roger L. Fix

/s/ THOMAS D. DEBYLE

Vice President/Chief Financial Officer

Thomas D. DeByle

/s/ SEAN VALASHINAS

Chief Accounting Officer

Sean Valashinas

Roger L. Fix, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on September 8, 2011 as attorney-in-fact for the following directors of the Registrant:

Charles H. Cannon	Thomas E. Chorman
William R. Fenoglio	H. Nicholas Muller, III, Ph.D.
Gerald H. Fickenscher	Daniel B. Hogan
Edward J. Trainor

/s/ ROGER L. FIX

Roger L. Fix

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

The Company will furnish its 2011 Proxy Statement and proxy materials to security holders subsequent to the filing of the annual report on this Form.  Copies of such material shall be furnished to the Commission when they are sent to security holders.

INDEX TO EXHIBITS

PAGE

21.

Subsidiaries of Standex

72

23.

Consent

of Independent Registered Public Accounting Firm

73

24.

Powers of Attorney of Charles H. Cannon, Thomas E. Chorman,

William R. Fenoglio, Gerald Fickenscher, Daniel B. Hogan,

H. Nicholas Muller, III, Ph.D., and Edward J. Trainor

74

31.1

Rule 13a-14(a) Certification of President and Chief Executive Officer

81

31.2

Rule 13a-14(a) Certification of Vice President and Chief Financial Officer

82

32.

Section 1350 Certification

83

END OF FORM 10-K

SUPPLEMENTAL INFORMATION FOLLOWS

Board of Directors

Title

Edward J. Trainor4

Chairman

Charles H. Cannon, Jr.,2, 4

Chairman and CEO, JBT Corporation

Thomas E. Chorman1, 3

CEO, Solar LED Innovations, LLC

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

John Abbott

Acting President

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

Richard Hiltunen

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

Stockholders’ Meeting

The Annual Meeting of Stockholders will be held at 11:00 a.m. on Wednesday, October 26, 2011 at the Courtyard Marriott, 700 Unicorn Park Drive, Woburn, MA 01801; 781-938-9001.