Form 10-Q
period 2011-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 2011-10-27
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011	Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	31-0596149
(State of incorporation)	(IRS Employer Identification No.)

11 KEEWAYDIN DRIVE, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Registrant's Common Stock outstanding on October 27, 2011 was 12,647,189.

STANDEX INTERNATIONAL CORPORATION

INDEX

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Unaudited Condensed Consolidated Balance Sheets as of

September 30, 2011 and June 30, 2011

2

Unaudited Condensed Consolidated Statements of Operations for the

Three Months Ended September 30, 2011 and 2010

3

Unaudited Condensed Consolidated Statements of Cash Flows for the

Three Months Ended September 30, 2011 and 2010

4

Notes to Unaudited Condensed Consolidated Financial Statements

5

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

16

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

25

Item 4.

Controls and Procedures

26

PART II.

OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

27

Item 5.

Other Information

27

Item 6.

Exhibits

28

PART I. FINANCIAL INFORMATION
ITEM 1.

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Balance Sheets

	September 30,	June 30,
(In thousands)	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$ 27,769	$ 14,407
Accounts receivable, net	101,114	102,220
Inventories, net	91,052	83,578
Prepaid expenses and other current assets	8,419	7,729
Deferred tax asset	13,145	12,615
Total current assets	241,499	220,549
Property, plant and equipment, net	95,747	96,334
Goodwill	115,020	117,373
Intangible assets, net	21,570	22,554
Other non-current assets	17,851	18,095
Total non-current assets	250,188	254,356
Total assets	$ 491,687	$ 474,905

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$ 3,525	$ 1,800
Current portion of long-term debt	73,800	3,300
Accounts payable	63,140	72,795
Accrued expenses	45,329	45,652
Income taxes payable	2,654	3,404
Current liabilities - discontinued operations	1,015	1,186
Total current liabilities	189,463	128,137
Long-term debt	-	46,500
Accrued pension and other non-current liabilities	53,543	54,655
Total non-current liabilities	53,543	101,155
Stockholders' equity:
Common stock, par value $1.50 per share - 60,000,000 shares
authorized, 27,984,278 issued, 12,518,731 and 12,448,632
outstanding at September 30, 2011 and June 30, 2011	41,976	41,976
Additional paid-in capital	32,207	33,228
Retained earnings	488,916	477,726
Accumulated other comprehensive loss	(51,547)	(44,928)

Treasury shares (15,465,547 shares at September 30, 2011
and 15,535,646 shares at June 30, 2011)	(262,871)	(262,389)
Total stockholders' equity	248,681	245,613
Total liabilities and stockholders' equity	$ 491,687	$ 474,905

See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	September 30,
(In thousands, except per share data)	2011	2010

Net sales	$ 174,693	$ 157,059
Cost of sales	118,706	105,997
Gross profit	55,987	51,062
Selling, general and administrative expenses	38,869	35,517
Gain on sale of real estate	-	(3,076)
Restructuring costs	597	981
Total operating expenses	39,466	33,422
Income from operations	16,521	17,640
Interest expense	(472)	(709)
Other non-operating income (expense)	191	(12)
Income from continuing operations before income taxes	16,240	16,919
Provision for income taxes	4,124	5,392
Income from continuing operations	12,116	11,527
Income (loss) from discontinued operations, net of income taxes	(157)	(539)
Net income	$ 11,959	$ 10,988
Basic earnings (loss) per share:
Continuing operations	$ 0.97	$ 0.92
Discontinued operations	(0.01)	(0.04)
Total	$ 0.96	$ 0.88
Diluted earnings (loss) per share:
Continuing operations	$ 0.95	$ 0.90
Discontinued operations	(0.01)	(0.04)
Total	$ 0.94	$ 0.86
Cash dividends per share	$ 0.06	$ 0.05
See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended September 30,
(In thousands)	2011	2010
Cash flows from operating activities
Net income	$ 11,959	$ 10,988
Income (loss) from discontinued operations	(157)	(539)
Income from continuing operations	12,116	11,527
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	3,670	3,347
Stock-based compensation	546	982
Gain from sale of real estate	-	(3,076)
Non-cash portion of restructuring charges	39	374
Net changes in operating assets and liabilities	(21,409)	(4,739)
Net cash provided by (used in) operating activities -
continuing operations	(5,038)	8,415
Net cash (used in) operating activities -
discontinued operations	(399)	(276)
Net cash provided by (used in) operating activities	(5,437)	8,139
Cash flows from investing activities
Expenditures for property, plant and equipment	(2,276)	(1,395)
Expenditures for acquisitions, net of cash acquired	-	(1,316)
Proceeds from sale of real estate and equipment	38	4,645
Other investing activity	346	(1,147)
Net cash provided by (used in) investing activities -
continuing operations	(1,892)	787
Net cash provided by investing activities -
discontinued operations	-	-
Net cash provided by (used in) investing activities	(1,892)	787
Cash flows from financing activities
Borrowings on revolving credit facility	65,000	7,500
Payments of debt	(41,000)	(37,500)
Borrowings on short-term facilities (net)	1,725	-
Activity under share-based payment plans	89	86
Excess tax benefit from share-based payment activity	500	96
Purchases of treasury stock	(3,361)	(839)
Cash dividends paid	(748)	(623)
Net cash provided by (used in) financing activities -
continuing operations	22,205	(31,280)
Net cash (used in) financing activities -
discontinued operations	-	-
Net cash (used in) financing activities	22,205	(31,280)
Effect of exchange rate changes on cash and cash equivalents	(1,514)	1,317
Net change in cash and cash equivalents	13,362	(21,037)
Cash and cash equivalents at beginning of year	14,407	33,630
Cash and cash equivalents at end of period	$ 27,769	$ 12,593
See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three months ended September 30, 2011 and 2010, the cash flows for the three months ended September 30, 2011 and 2010 and the financial position of the Company at September 30, 2011.  The interim results are not necessarily indicative of results for a full year.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2011.  The condensed consolidated balance sheet at June 30, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2011.  Unless otherwise noted, references to years are to fiscal years.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  We evaluated subsequent events through the date and time our condensed consolidated financial statements were issued.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued amended accounting guidance for goodwill in order to simplify how companies test goodwill for impairment.  The amendments permit a company to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  We do not expect the adoption of this accounting pronouncement to have a material effect on our financial statements when implemented.

In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income.  Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In either case, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  Regardless of choice in presentation, of which we are currently evaluating, a company is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively.  Early adoption is permitted.  Other than a change in presentation, the implementation of this accounting pronouncement is not expected to have a material impact on our financial statements when implemented.

In September 2011, the FASB issued an accounting standard update that requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosures.  The amended disclosures provide users with more detailed information about an employer's involvement in multiemployer pension plans and are effective for annual periods ending after December 15, 2011.  Certain U.S. employees of the Company are covered by union-sponsored, multi-employer pension plans.  We are currently evaluating the disclosure requirements of this accounting standard update.

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

Level 2 – Inputs, other than quoted prices in an active market, that are observable either directly or indirectly through correlation with market data.  For foreign exchange forward contracts and interest rate swaps, the Company values the instruments based on the market price of instruments with similar terms, which are based on spot and forward rates as of the balance sheet dates.  The Company has considered the creditworthiness of counterparties in valuing all assets and liabilities

Level 3– Unobservable inputs based upon the Company’s best estimate of what market participants would use in pricing the asset or liability.  The Company does not hold any Level 3 instruments as of the balance sheet dates.

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

The fair values of our financial instruments at September 30, 2011 and June 30, 2011 were (in thousands):

	September 30, 2011
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - KEYSOP assets	$ 5,515	$ 5,515	$ -	$ -
Marketable securities - deferred compensation plan	1,308	1,308	-	-
Foreign exchange contracts	147	-	147	-

Financial Liabilities
Interest rate swaps	$ 2,672	-	$ 2,672	-
Foreign exchange contracts	156	-	156	-

	June 30, 2011
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - KEYSOP assets	$ 6,009	$ 6,009	$ -	$ -
Marketable securities - deferred compensation plan	1,366	1,366	-	-
Foreign exchange contracts	366	-	366	-

Financial Liabilities
Interest rate swaps	$ 1,486	$ -	$ 1,486	$ -

During the three months ended September 30, 2011, there were no transfers of assets or liabilities between hierarchical levels.  The Company’s policy is to recognize transfers between levels as of the date they occur.

3)

Inventories

Inventories are comprised of the following (in thousands):

	September 30,	June 30,
	2011	2011
Raw materials	$ 40,888	$ 36,828
Work in process	25,404	23,134
Finished goods	24,760	23,616
Total	$ 91,052	$ 83,578

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and were $6.5 million and $5.8 million for the three months ended September 30, 2011 and 2010, respectively.

4)

Goodwill

Changes to goodwill during the three months ended September 30, 2011 were as follows (in thousands):

	Food Service Equipment Group	Air Distribution Products Group	Engraving Group	Engineering Technologies Group	Electronics and Hydraulics Group	Total
Balance at June 30, 2011	$ 46,149	$ 14,933	$ 20,994	$ 11,370	$ 23,927	$ 117,373
Translation adjustment and other	(357)	-	(219)	(351)	(1,426)	(2,353)
Balance at September 30, 2011	$ 45,792	$ 14,933	$ 20,775	$ 11,019	$ 22,501	$ 115,020

5)

Intangible Assets

Intangible assets consist of the following (in thousands):

Customer
	Relationships	Trademarks	Other	Total

September 30, 2011
Cost	$ 27,022	$ 9,413	$ 4,572	$ 41,007
Accumulated amortization	(15,059)	-	(4,378)	(19,437)
Balance, September 30, 2010	$ 11,963	$ 9,413	$ 194	$ 21,570

June 30, 2011
Cost	$ 27,549	$ 9,406	$ 4,736	$ 41,691
Accumulated amortization	(14,647)	-	(4,490)	(19,137)
Balance, June 30, 2010	$ 12,902	$ 9,406	$ 246	$ 22,554

Amortization expense for the three months ended September 30, 2011 and 2010 was $0.7 million and $0.5 million, respectively.  At September 30, 2011, amortization expense is estimated to be $1.9 million in the remainder of 2012, $2.3 million in 2013, $1.9 million in 2014, $1.6 million in 2015, and $1.2 million in 2016.

6)

Debt

As of September 30, 2011, the Company’s debt is due as follows (in thousands):

Fiscal Year
2012	-
2013	70,500
2014	-
2015	-
2016	-
Thereafter	3,300
$ 73,800

Bank Credit Agreements

The Company has in place a $150 million unsecured revolving credit facility which expires in September 2012.  As of September 30, 2011, the Company has the ability to borrow $79.5 million under this facility.  The Company also utilizes two uncommitted money market credit facilities to help manage daily working capital needs.  Amounts outstanding under these facilities were $3.5 million and $1.8 million at September 30, 2011 and June 30, 2011, respectively.

The carrying value of the current borrowings under the facility exceeds their estimated fair value by $0.7 million at September 30, 2011.

Other Long-Term Borrowings

The Company is a borrower under industrial revenue bonds totaling $3.3 million at September 30, 2011.  Because these bonds are remarketed on a monthly basis and a failed remarketing would trigger repayment of the bonds via a renewable letter of credit arrangement, they are classified as a current liability.  The Company does not anticipate a failed remarketing of the bonds and expects their repayment to occur upon their final maturity in 2018.

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

The Company’s effective swap agreements convert the base borrowing rate on $40.0 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 2.17 % at September 30, 2011.  The Company also has an additional $10.0 million forward-dated swap agreement that do not become effective until 2012.  The fair value of the swaps recognized in accrued expenses and in other comprehensive income is as follows (in thousands):

				Fair Value (in thousands)
Effective Date	Notional Amount	Fixed Rate	Maturity	September 30, 2011	June 30, 2011
June 1, 2010	5,000,000	2.495%	May 24, 2015	(312)	(203)
June 1, 2010	5,000,000	2.495%	May 24, 2015	(312)	(203)
June 8, 2010	10,000,000	2.395%	May 26, 2015	(587)	(365)
June 9, 2010	5,000,000	2.34%	May 26, 2015	(284)	(172)
June 18, 2010	5,000,000	2.38%	May 24, 2015	(291)	(180)
September 21, 2011	5,000,000	1.28%	September 21, 2013	(85)	(52)
September 21, 2011	5,000,000	1.595%	September 22, 2014	(147)	(55)
March 15, 2012	10,000,000	2.745%	March 15, 2016	(654)	(256)
				$ (2,672)	$ (1,486)

The Company reported no losses for the three months ended September 30, 2011, as a result of hedge ineffectiveness.  Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive loss related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign sales, foreign purchases of materials, and loan payments to and from subsidiaries.  The Company enters into such contracts for hedging purposes only.  For hedges of intercompany loan payments, the Company has not elected hedge accounting due to the general short-term nature and predictability of the transactions, and records derivative gains and losses directly to the statement of operations.  At September 30, 2011 and June 30, 2011 the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized gains of $0.0 million and $0.4 million, respectively, which approximate the unrealized losses on the related loans.  The notional amounts of the Company’s forward contracts, by currency, are as follows:

	Notional Amount (in native currency)
Currency	September 30, 2011	June 30, 2011
Mexican Peso	7,250,000	15,756,000
Euro	4,133,822	5,964,800
Pound Sterling	3,818,419	1,000,750
Canadian Dollar	1,875,000	2,875,350
Singapore Dollar	750,000	1,000,000
Australian Dollar	-	527,700

8)

Retirement Benefits

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three months ended September 30, 2011 and 2010 consisted of the following components:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010

Service cost	$ 112	$ 111	$ 8	$ 10
Interest cost	2,994	3,038	432	406
Expected return on plan assets	(3,833)	(3,944)	(375)	(362)
Recognized net actuarial loss	1,204	1,086	129	146
Amortization of prior service cost	28	36	(15)	(14)
Net periodic benefit cost	$ 505	$ 327	$ 179	$ 186

The Company expects to pay $1.4 million in required contributions to the plans during 2012.  No contributions were made during the three months ended September 30, 2011.

9)

Income Taxes

The Company's effective tax rate for the three months ended September 30, 2011 was 25.4% compared with 31.9% for same period last year.  The lower effective tax rate in the first quarter of 2012 includes the impact of a decrease in the statutory tax rate in the United Kingdom on deferred tax liabilities recorded in prior periods due to a change in U.K. tax law enacted in the quarter ended September 30, 2011.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as the income tax of multiple state and non-U.S. jurisdictions.  The Company's U.S. tax returns for the years ended June 30, 2009 and June 30, 2010 are currently under audit with the IRS.  At this time, the Company does not know when the audit will be completed.  The final outcome of the examination is not yet determinable; however, we do not expect that any adjustments as a result of the examination would have a material effect on our financial position.

10)

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2011	2010
Basic - Average shares outstanding	12,493	12,501
Effect of dilutive securities - Stock options and
unvested stock awards	273	255
Diluted - Average shares outstanding	12,766	12,756

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share.  No options to purchase common stock were excluded from the calculation of diluted earnings per share as anti-dilutive for the three months ended September 30, 2011 and 2010, respectively.

52,968 and 60,642 performance stock units are excluded from the diluted earnings per share calculation as the performance criteria have not been met for the three months ended September 30, 2011 and 2010, respectively.

11)

Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive loss are as follows (in thousands):

	September 30,	June 30,
	2011	2011
Foreign currency translation adjustment	$ 9,249	$ 15,617
Unrealized pension losses, net of tax	(59,126)	(59,572)
Unrealized loss on derivative instruments, net of tax	(1,670)	(973)
Accumulated other comprehensive loss	$ (51,547)	$ (44,928)

Total comprehensive income (loss) and its components in detail, including reclassification adjustments, for the three months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Net income:	$ 11,959	$ 10,988
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	159	(525)
Amortization of unrecognized costs	1,420	1,221
Derivative instruments:
Change in unrealized gains and losses	(1,219)	(944)
Amortization of unrealized gains and losses into interest expense	174	280
Other comprehensive income (loss) before tax:	534	32

Income tax provision (benefit):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	(47)	148
Amortization of unrecognized costs	(1,086)	(408)
Derivative instruments:
Change in unrealized gains and losses	408	316
Amortization of unrealized gains and losses into interest expense	(60)	(96)
Income tax provision benefit to other comprehensive income (loss)	(785)	(40)
Foreign currency translation adjustment	(6,368)	4,908
Other comprehensive income (loss), net of tax:	(6,619)	4,900
Comprehensive income	$ 5,340	$ 15,888

12)

Contingencies

From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business.  While the outcome of these proceedings and claims cannot be predicted with certainty, the Company’s management does not believe that the outcome of any of the currently existing legal matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.  The Company accrues for losses related to the litigation when the Company’s management considers a potential loss probable and can reasonably estimate such loss.

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

Net sales and income (loss) from continuing operations by segment for the three months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended September 30,
	Net Sales		Income from Operations
	2011	2010	2011	2010
Segment:
Food Service Equipment Group	$104,207	$ 93,317	$ 12,406	$ 11,184
Air Distribution Products Group	15,387	13,783	482	(455)
Engraving Group	21,698	20,638	3,877	3,937
Engineering Technologies Group	14,638	12,537	2,579	2,980
Electronics and Hydraulics Group[1]	18,763	16,784	2,773	2,450
Restructuring costs			(597)	(981)
Gain on sale of real estate			-	3,076
Corporate			(4,999)	(4,551)
Sub-total	$174,693	$ 157,059	$ 16,521	$ 17,640
Interest expense			(472)	(709)
Other non-operating income			191	(12)
Income (loss) from continuing operations before income taxes			$ 16,240	$ 16,919

1 Income from operations for the Electronics unit for the three months ended September 30, 2011 and 2010 was $2.1 million and $1.9 million, respectively.  Income from operations for the Hydraulics unit for the three months ended September 30, 2011 and 2010 was $0.7 million and $0.6 million, respectively.

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

Three Months Ended September 30,
2011

Involuntary
Employee
Severance
and Benefit
	Costs	Other	Total
2012 Restructuring Initiatives	$ 83	$ 58	$ 141
Prior Year Initiatives	$ 87	$ 369	$ 456
	$ 170	$ 427	$ 597

2010

Prior Year Initiatives	$ 112	$ 869	$ 981

2012 Restructuring Initiatives

During the first quarter of 2012, the Company transferred production of the Kool Star product line from Nogales, Mexico, to New Albany, Mississippi, where it was integrated into the Master-Bilt manufacturing operations.  Restructuring costs of less than $0.1 million were incurred in carrying out this initiative, which was substantially completed in the first quarter.  Additionally, the Company continued to reduce headcount across several divisions as part of our ongoing commitment to achieving operational efficiency.  Restructuring costs of less than $0.1 million were incurred as part of this initiative.  The Company expects restructuring expenses related to 2012 initiatives to be between $2.0 and $2.5 million.

Activity in the reserves related to 2012 restructuring initiatives is as follows (in thousands):

	Involuntary
	Employee
	Severance
	and Benefit
	Costs	Other	Total
Restructuring Liabilities at June 30, 2011	$ -	$ -	$ -
Additions and adjustments	83	58	141
Payments	(57)	(45)	(102)
Restructuring Liabilities at September 30, 2011	$ 26	$ 13	$ 39

Prior Year Initiatives

During the fourth quarter of 2011, the Company began the integration of the newly-acquired Tri-Star manufacturing operations into an existing production facility in Nogales, Mexico.  Restructuring charges of $0.5 million were incurred in the three months ended September 30, 2011 and $0.7 million have been incurred to date.  This initiative was substantially completed during the quarter.

In response to the recessionary macroeconomic environment, the Company reduced the number of salaried and indirect labor employees via workforce reductions.  During 2009, the Company reduced its U.S.-based workforce by approximately 25%, and made additional reductions to our international headcount during 2010 and 2011.  Additionally, as part of the Company’s ongoing effort to generate operational efficiencies, the Company closed several of its manufacturing facilities and consolidated production.  Costs for these initiatives are composed primarily of severance, other termination benefits, and expenses associated with the relocation of the plants’ production capacities to other facilities.  These initiatives were substantially completed during 2011.

Activity in the reserves related to prior year restructuring initiatives is as follows (in thousands):

	Involuntary
	Employee
	Severance
	and Benefit
	Costs	Other	Total
Restructuring Liabilities at June 30, 2011	$ 10	$ 75	$ 85
Additions and adjustments	87	294	381
Payments	(97)	(369)	(466)
Restructuring Liabilities at September 30, 2011	$ -	$ -	$ -

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended September 30,
	2011

	Involuntary
	Employee
	Severance
	and Benefit
	Costs	Other	Total
Food Service Equipment Group	$ 91	$ 382	$ 473
Air Distribution Products Group	31	45	76
Engraving Group	22	-	22
Corporate	26	-	26
Total expense	$ 170	$ 427	$ 597

	2010
Food Service Equipment Group	$ -	$ 802	$ 802
Air Distribution Products Group	16	67	83
Engraving Group	69	-	69
Corporate	27	-	27
Total expense	$ 112	$ 869	$ 981

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

Overview

We are a leading manufacturer of a variety of products and services for diverse commercial and industrial market segments.  We have five reportable segments:  Food Service Equipment Group, Air Distribution Products Group (ADP), Engraving Group, Engineering Technologies Group, and the Electronics and Hydraulics Group.  Our ongoing strategy is to identify and invest in the strategic initiatives which hold the greatest potential for profitable growth, and direct our resources to supporting both organic growth and acquisition opportunities.

Our customer base in the food service equipment, automotive, U.S. residential housing and general industrial sectors have all experienced difficult recessionary market conditions that have negatively impacted our sales volume.  However, sales have risen in each of the last seven quarters, and although overall revenues remain lower than pre-recession levels, we are cautiously optimistic that overall sales levels will continue to gradually improve, although ongoing weakness in the housing sector may continue to hinder near-term improvement in our ADP operations.

During fiscal 2009 and 2010, our focus had been on reducing our cost structure through company-wide headcount reductions, plant consolidations, procurement savings, and improved productivity in all aspects of our operations.  These cost reduction efforts have allowed the Company to significantly improve margins and improve profitability despite sales being lower than their pre-recession peak by nearly 10%.  Substantially all of our major restructuring initiatives were completed during fiscal 2010, and we are now seeing the full impact of these efforts in our annual run rate.  In addition to the focus on cost reductions, we have improved the Company’s liquidity through working capital management, constraining capital expenditures to the most strategically important projects, and sale of excess land and buildings.  These efforts have provided us with the liquidity to pursue acquisitive growth initiatives, as evidenced by the $26.6 million expended on four strategic acquisitions during 2011.

We had a net debt to capital ratio of 16.6% at September 30, 2011, and our plan is to continue to leverage our balance sheet to make accretive, “bolt-on” acquisitions that have sales and/or cost synergies that will provide for the acceleration of profitable growth for our existing business units.

We also continue to focus our attention on driving market share gains in what we expect will be a highly competitive, low-growth environment in our end-user markets.  Each of our business units has developed a series of top-line initiatives that we believe will provide opportunities for market share gains which should supplement future economic growth in our markets.  These growth initiatives include new product introductions, expansion of product offerings through private labeling and sourcing agreements, geographic expansion of sales coverage and the use of new channels of sales, leveraging strategic customer relationships, development of energy efficient products, new applications for existing products and technology, and next generation products and services for our end-user markets.  Also, in light of commodity inflation that a number of our business units have experienced over the past 12 months, we have initiated a number of price increases in the marketplace in order to at least partially offset these cost increases and improve profitability.  At the same time, over the past several years we have created a strong lean enterprise culture, developed low cost sourcing capabilities, and established low cost manufacturing operations in Mexico and China within our business units, through which we seek continuous improvement in our manufacturing processes, working capital management, and overall cost structure.

Because of the diversity of the Company’s businesses, end user markets and geographic locations, management does not use specific external indices to predict the future performance of the Company, other than general information about broad macroeconomic trends.  Each of our individual business units serves niche markets and attempts to identify trends other than general business and economic conditions which are specific to their businesses and which could impact their performance.  Those units report pertinent information to senior management, which uses it to the extent relevant to assess the future performance of the Company.  A description of any such material trends is described below in the applicable segment analysis.

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

Results from Continuing Operations

	Three Months Ended
	September 30,
(Dollar amounts in thousands)	2011	2010
Net sales	$ 174,693	$157,059

Gross profit margin	32.0%	32.5%
Income from operations	16,521	17,640
Backlog as of September 30	116,546	112,564

Net Sales
Three Months Ended
(In thousands)	September 30, 2011
Net sales, prior period	$ 157,059
Components of change in sales:
Effect of exchange rates	2,944
Effect of acquisitions	6,227
Organic sales change	8,463
Net sales, current period	$ 174,693

Net sales for the first quarter of 2012 increased $17.6 million, or 11.2%, when compared to the same period of 2011.  This change was due to organic sales increases of $8.5 million, or 5.4%, favorable foreign exchange of $2.9 million, or 1.9%, and the impact of acquisitions of $6.2 million, or 3.9%.  Sales increased across all segments, with all but the Engraving Group demonstrating double-digit sales growth from the prior year quarter.

Gross Profit Margin

Our gross profit margin decreased to 32.0% for the first quarter of 2012 versus 32.5% in the same quarter of last year.  This decrease was largely due to a change in sales mix among our segments, as sales in Engraving and Engineering Technologies, typically our two highest-margin segments, did not increase, in terms of organic growth, at the same pace as our other segments.  Gross margins were also impacted by raw material costs and the impact of facility consolidations on productivity during the quarter.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses for the first quarter of 2012 were $38.9 million, or 22.3% of sales, compared to $35.5 million, or 22.6% of sales, reported for the same period a year ago.  The 30 basis point improvement is reflective of our efforts to not add headcount to our administrative cost structure as sales have begun to normalize toward pre-recession levels.

Income from Operations

Income from operations for the first quarter of 2012 was $16.5 million, compared to $17.6 million reported for the same period a year ago.  The first quarter of 2011 includes a $3.1 million gain on the sale of property from a former Engraving Group operation in Lyon, France.

Interest Expense

Interest expense for the first quarter of 2012 decreased $0.2 million, or 33.4%, to $0.5 million.  This decrease is due to a LIBOR base rate on our revolving credit facility that remains near historical lows.

Income Taxes

The Company's effective tax rate for the three months ended September 30, 2011 was 25.4% compared with 31.9% for same period last year.  The lower effective tax rate in the first quarter of 2012 includes the impact of a decrease in the statutory tax rate in the United Kingdom on deferred tax liabilities recorded in prior periods due to a change in U.K. tax law enacted in the quarter ended September 30, 2011.

Backlog

Backlog increased $4.0 million, or 3.5%, to $116.5 million at September 30, 2011, from $112.6 million at September 30, 2010.  The overall increase is primarily attributable to bookings from the newly-acquired Metal Spinners Group in the Engineering Technologies Group.

Segment Analysis

Food Service Equipment Group

	Three Months Ended
	September 30,		%
	2011	2010	Change
Sales	$104,207	$ 93,317	11.7%
Income from operations	12,406	11,184	10.9%
Operating income margin	11.9%	12.0%

Net sales in the first quarter of fiscal year 2012 increased $10.9 million, or 11.7%, from the same period last year, including 1.4% growth related to acquisitions. The effect of foreign exchange rates accounted for a sales increase of about $0.6 million.  Gains in our Cooking Solutions businesses, where quick-service restaurants and national accounts were strong, and the Custom Solutions businesses, which was driven by buffet and cafeteria chain business and project work, drove the growth in net sales.  Our Refrigerated Solutions businesses experienced slight year over year growth in the quarter, as quick-service restaurant and scientific business increases were offset by lower sales to drugstore chains.

Income from operations for the first quarter of 2012 increased $1.2 million, or 10.9%, from the same period last year. The Group’s operating income margin decreased from 12.0% to 11.9% for the quarter, as cost reductions and price increases were largely offset by commodity cost increases across the business.  The consolidation of the Santa Ana, California production facility to Nogales, Mexico and Wyoming and the consolidation of the Kool Star business into the Master-Bilt facility in Mississippi were both completed prior to the end of the quarter.  While these consolidations caused some inefficiencies during the quarter, we expect to see the benefits of these consolidations ramp up during the second quarter and be fully integrated into our run rate by the end of the third quarter at a run rate of approximately $1.5 million in annualized savings.

Air Distribution Products Group

	Three Months Ended
	September 30,		%
	2011	2010	Change
Sales	$ 15,387	$ 13,783	11.6%
Income (loss) from operations	482	(455)	N/A
Operating income margin	3.1%	-3.3%

Sales for the ADP Group in the first quarter of 2012 increased $1.6 million, or 11.6% from the same quarter one year earlier.  Unit volume increased approximately 0.7%, and a price increase announced in the fourth quarter of 2011 also contributed to the increase.  The addition of strategic and complementary product offerings added in 2010 also contributed to the quarter’s results.  Sales volumes for these products, while constituting a small portion of our sales, were up nearly 18%.

Since December 2008, housing starts in the U.S., after a precipitous decline, have remained within a narrow and historically low band of annualized starts.  ADP continues to pursue market share gains through its traditional wholesaler channels by expanding its sales force, focusing on underpenetrated markets, and by emphasizing our ability to service nationwide wholesalers and large “do-it-yourself” retailers through our network of factory locations and by working in conjunction with our wholesalers to target contractor business. These initiatives, along with the expansion of our product offerings described above, have enabled us to weather the continued difficulties of the residential construction market.

Income from operations in the ADP segment increased $0.9 million from the first quarter of 2011 to $0.5 million.  The increase in profit is the result of our price increases as well as cost savings of $0.3 million.  These gains were partially offset by higher metal costs.  Our metal costs have since stabilized, and we have taken further action early in October that will generate an additional $1 million of annual savings beginning in the latter part of the second quarter of 2012 and going forward.

Engraving Group

	Three Months Ended
	September 30,		%
	2011	2010	Change
Sales	$21,698	$ 20,638	5.1%
Income from operations	3,877	3,937	-1.5%
Operating income margin	17.9%	19.1%

Net sales increased by $1.1 million, or 5.1%, when compared to the prior year quarter.  The Group showed especially strong growth in OEM mold texturizing, where we saw double-digit sales growth in Europe, India, and China.  These gains were to due to a robust climate for new automotive platform launches during the period.  Mold Texturing in North America was down due to a difficult prior year comparison, but is expected to increase as the year progresses based on planned automotive platform work.

During the quarter we initiated a Mold-Tech operation in Brazil, where we previously had a licensee.  Creation of a Mold-Tech operation in Brazil is consistent with our stated strategy for Engraving to invest in emerging economies, as Brazil is the world’s fourth-largest automotive market.  We have also committed to a fourth facility in China, to be located in Fujian, which will commence operations during the second half of the year.  This facility will be focused on providing texturzing services to manufacturers of television and electronics, which are prevalent in the Fujian region.

Lower sales in the Roll, Plate and Machinery business partially offset the overall sales increase for the Group, as this sector is still impacted by the downturn in new residential construction in the US and decreased capital budgets at our customers.  As discussed in prior quarters, we booked the first of several expected orders related to the new cigarette packaging requirements in the U.S.

Income from operations was approximately flat at $3.9 million when compared to the same period one year ago.  Although Europe and China leveraged the increase sales at a very healthy rate, this was offset by lower earnings from the Roll, Plate and Machinery and Innovent businesses.

Engineering Technologies Group

	Three Months Ended
	September 30,		%
	2011	2010	Change
Sales	$14,638	$ 12,537	16.8%
Income from operations	2,579	2,980	-13.5%
Operating income margin	17.6%	23.8%

Net sales increased by $2.1 million, or 16.8%, in the first quarter of 2012 when compared to the prior year.  In addition to the sales increase as a result of the acquisition of Metal Spinners Group, sales increased in the defense segment of the business.  Aerospace and aviation sales were down compared to the prior year, primarily as a result of lumpy deliveries.   We still anticipate that aerospace will exceed 2011 results, as these deliveries are merely expected to be pushed out to later in the fiscal year.  Our presence on the Delta IV and Atlas V heavy lift platforms positions our aerospace business to participate in near-term unmanned space flight opportunities.  Soft market conditions continue to significantly impact sales to the energy market as expected.

Income from operations decreased by $0.4 million, or 13.5%, in the first quarter of 2012 when compared to the prior year, as incremental sales were driven by the Metal Spinners acquisition.  The decrease in income was driven by lower sales volume in our legacy operations in the Energy, Aerospace, and Aviation markets.

Electronics and Hydraulics Group

	Three Months Ended
	September 30,		%
	2011	2010	Change
Sales	$ 18,763	$ 16,784	11.8%
Income from operations	2,773	2,450	13.2%
Operating income margin	14.8%	14.6%

Sales for the Group increased $2.0 million or 11.8% in the first quarter of 2012 when compared to 2011.  Sales for the Electronics Unit were approximately flat year over year which was the result of reduced sales of reed switches in China and Asia Pacific, as well as, reduced sales to certain large OEM customers.  The Hydraulics Unit’s 43% increase in sales is the result of improved conditions in the North American dump trailer business, new business in refuse handling, as well as expansion of sales into Latin America and the Asia-Pacific region.  Rod cylinders produced in China continue to contribute to the increase in these regions as well as well as in the US, where we were previously unable to compete on cost.  We are cautious about the Chinese domestic market, though, as the government has tightened credit in an effort to curb inflation.

Income from operations during the first quarter increased $0.3 million, or 13.2%, compared to the same period last year.  At the Electronics unit, price increases, productivity improvements and decreased raw materials costs contributed to the increase.  Meanwhile, income from operations at Hydraulics was negatively impacted by sourcing inefficiencies from a new product rollout during the quarter, which are now resolved and product mix issues.

Corporate and Other

	Three Months Ended
	September 30,		%
	2011	2010	Change
Income (loss) from operations:
Corporate	$(4,999)	$(4,551)	9.8%
Gain on sale of real estate	-	3,076	N/A
Restructuring	$ (597)	$ (981)	-39.1%

Corporate expenses of approximately $5.0 million in the first quarter of 2012 increased $0.4 million, or 9.8%, compared to 2011, driven primarily by incremental incentive compensation costs.

During the first quarter of 2011, we sold the facility related to a former Engraving Group operation in Lyon, France.  The Company recorded a gain of $3.1 million upon closure of the sale.

During the first quarter of 2012, the Company incurred restructuring expenses of $0.6 million, $0.5 million of which was in the Food Service Equipment Group, where we completed consolidation of the Tri-Star acquisition into our Nogales, Mexico, facility. During the first quarter of 2011, the Company incurred restructuring charges of $1.0 million.  These charges consisted primarily of $0.8 million related to the closure of a Food Service Equipment Group facility in Dallas.

Liquidity and Capital Resources

Cash used in operations for the three months ended September 30, 2011, was $5.4 million compared to cash generated from operations of $8.1 million for the same period last year.  The primary contributor to this change is working capital, where our inventories increased (net of foreign exchange) by $8.3 million and accounts payable decreased by an additional $8.3 million.  $3.1 million of non-cash gains on the sale of real estate occurring in 2011 were not present in the first quarter of the current year.  Cash flow from investing activities consisted primarily of capital expenditures.  We had net borrowings of $25.7 million, paid dividends of $0.7 million and purchased $3.4 million of treasury stock during the period.

We have in place a five year, $150 million unsecured revolving credit facility (the “facility”) with seven participating banks which originated in September 2007.  Funds available under the facility may be used for general corporate purposes or to provide financing for acquisitions.  Borrowings under the agreement bear interest at a rate equal to LIBOR plus an applicable percentage based on our consolidated leverage ratio, as defined by the agreement.  As of September 30, 2011, the effective rate of interest for outstanding borrowings under the facility was 1.99%.  We are required to pay an annual fee of 0.1% on the face amount of the facility.

As of September 30, 2011, we had borrowings under the facility of $70.5 million.  We believe that the remaining $79.5 million available under the facility and the improved operating cash flow resulting from our various initiatives provides us with sufficient liquidity to meet our needs.

As the facility expires on September 11, 2012, the Company is in active negotiations with its banks on terms of a new credit facility.  Presently, certain members of the Company’s banking syndicate have conveyed their intent to participate in a $225 million facility.  The Company expects to receive firm commitments during the second quarter and execute the new facility by January of 2012.

Our funded debt agreements contain certain customary affirmative and negative covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the credit agreement”), to interest expense for the trailing twelve months of at least 3:1. Adjusted EBIT per the credit agreement specifically excludes extraordinary and certain other defined items such as non-cash restructuring charges and goodwill impairment. At September 30, 2011, the Company’s Interest Coverage Ratio was 27.3:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the credit agreement, calculated as Adjusted EBIT per the credit agreement plus Depreciation and Amortization, may not exceed 3.5:1. At September 30, 2011, the Company’s Leverage Ratio was 1.34:1.

Consolidated Net Worth – The Company is required to maintain a Consolidated Net Worth of at least $163.7 million plus 50% of cumulative net income since the inception of the agreement. Consolidated Net Worth is defined as the Company’s net worth as adjusted for unamortized pension losses (not to exceed $40 million) and certain foreign exchange gains and losses.  At September 30, 2011, the Company’s Consolidated Net Worth was $279.4 million, $42.6 million greater than the required amount of $236.9 million.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect to spend approximately $8-10 million on capital expenditures during the remainder of 2012, and expect that depreciation and amortization expense for the remainder of the year will be approximately $9.4 million and $1.9 million, respectively.

In June 2010 and September 2010, we entered into $40.0 million of floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 2.17%.  In anticipation of future borrowings to fund organic growth and acquisitions, we have also entered into a forward-dated swap on $10 million that will become effective in March 2012 to take advantage of the current interest rate market.  Once this forward-dated swap becomes effective, our weighted average base borrowing rate on the swapped portion of our debt will be 2.29%.

The following table sets forth our capitalization at September 30, 2011 and June 30, 2011:

	September 30,	June 30,
	2011	2011
Short-term debt	3,525	1,800
Current portion of long-term debt	73,800	3,300
Long-term debt	-	46,500
Less cash and cash equivalents	(27,769)	(14,407)
Net debt	49,556	37,193
Stockholders' equity	248,681	245,613
Total capitalization	$ 298,237	$ 282,806

We sponsor a number of defined benefit and defined contribution retirement plans.  We have evaluated the current and long-term cash requirements of these plans.  Our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.  We expect our next required contribution to be in January 2013.

The Company’s pension plan for U.S. salaried employees was frozen as of January 2008.  The fair value of the Company's U.S. pension plan assets was $183.8 million at September 30, 2011, as compared to $191.2 million at the most recent measurement date, which occurred as of June 30, 2011.  The next measurement date to determine plan assets and benefit obligations will be on June 30, 2012.  Plan asset values at the next measurement date may not exceed benefit obligations and the plan may or may not require additional future contributions.

We have an insurance program in place to fund supplemental retirement income benefits for certain retired executives.  Current executives and new hires are not eligible for this program.  At September 30, 2011, the underlying policies have a cash surrender value of $18.3 million, less policy loans of $10.8 million.  As we have the legal right of offset, these amounts are reported net on our balance sheet.  The aggregate present value of future obligations was approximately $0.5 million and $0.6 million at September 30, 2011 and June 30, 2011, respectively.

In connection with the sale of the Berean Christian Bookstores completed in August 2006, we assigned all but one lease to the buyers.  During June 2009, the Berean business filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  The Berean assets were subsequently resold under section 363 of the Code.  The new owners of the Berean business have negotiated lower lease rates and extended lease terms at certain of the leased locations.  We remain an obligor on these leases, but at the renegotiated rates and to the original term of the leases.  The aggregate amount of our obligations in the event of default is $2.2 million at September 30, 2011, of which $1.6 million is not recorded on our balance sheet as a liability based on management’s assessment of the likelihood of loss.

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

Foreign Currency Translation - Our primary functional currencies used by our non-U.S. subsidiaries are the Euro, British Pound Sterling, Canadian Dollar, Mexican Peso, Australian Dollar and Chinese Yuan.

Environmental Matters - We are party to various other claims and legal proceedings, generally incidental to our business.  We do not expect the ultimate disposition of these other matters will have a material adverse effect on our financial statements.

Seasonality - We are a diversified business with generally low levels of seasonality, however our third quarter is typically the period with the lowest level of activity.

Critical Accounting Policies

The condensed consolidated financial statements include the accounts of Standex International Corporation and all of its subsidiaries.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements.  Although we believe that materially different amounts would not be reported due to the accounting policies adopted, the application of certain accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  Our Annual Report on Form 10-K for the year ended June 30, 2011 lists a number of accounting policies which we believe to be the most critical.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At September 30, 2011, the aggregate fair value of the Company’s open foreign exchange contracts was not material.

Our primary translation risk is with the Euro, British Pound Sterling (Pound), Canadian Dollar, Mexican Peso, Australian Dollar and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any of these foreign currencies to the U.S. Dollar at September 30, 2011, would not result in a material change in our operations, financial position, or cash flows.  We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we use interest rate swap agreements to modify our exposure to interest rate movements.  The Company’s currently effective swap agreements convert our base borrowing rate on $40.0 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average rate of 2.17% at September 30, 2011.  Due to the impact of the swaps, an increase in interest rates would not materially impact our interest expense for the three months ended September 30, 2011.

The Company’s effective rate on variable-rate borrowings, including the impact of interest rate swaps, under the revolving credit agreement decreased from 2.96% at June 30, 2011 to 1.99% at September 30, 2011.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of September 30, 2011, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.  CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, the Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is  (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Further, there was no change in the internal controls over financial reporting during the quarterly period ended September 30, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended September 30, 2011
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 - July 31, 2011	411	$ 32.29	411	457,174

August 1 - August 31, 2011	369	32.64	369	456,805

September 1 - September 30, 2011	99,712	33.45	99,712	357,093

Total	100,492	$ 33.44	100,492	357,093

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

ITEM 5.  OTHER INFORMATION

Disclosure is included in this Form 10-Q with respect to the following item of Form 8-K for an event that occurred on October 26, 2011.

Item 5.07

The Company held its Annual Meeting of Stockholders on October 26, 2011, at which the stockholders voted on the following proposals:

Proposal I - Election of Directors to a three-year term

Nominee	For	Withheld	Broker Non-Vote
Thomas E. Chorman	9,886,420	136,039	1,143,208
Roger L. Fix	9,856,805	165,654	1,143,208
Daniel B. Hogan	9,659,909	362,550	1,143,208

Proposal II – Amendment and Restatement of the Company 2008 Long-Term Incentive Plan

For	9,318,637
Against	636,914
Abstain	66,908
Broker Non-Vote	1,143,208

Proposal III – Advisory vote on executive compensation paid during the 2011 fiscal year

For	9,266,846
Against	332,306
Abstain	423,307
Broker Non-Vote	1,143,208

Proposal IV – Frequency of future advisory votes to approve executive compensation

Every Year	8,393,531
Every Two Years	136,498
Every Three Years	1,069,473
Abstain	422,957
Broker Non-Vote	1,143,208

Proposal V - Ratification of selection of Deloitte & Touche LLP as Independent Public Accountants

For	10,892,252
Against	247,533
Abstain	25,882
Broker Non-Vote	-

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

STANDEX INTERNATIONAL CORPORATION

Date:	October 27, 2011	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/CFO/Treasurer
(Principal Financial & Accounting Officer)

Date:	October 27, 2011	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer