Form 10-Q/A
period 2011-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 2011-11-01
CIK 310354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

__________________________________________________________________________

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Standex International Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on October 27, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  No other changes have been made to the Form 10-Q, and this Amendment No. 1 has not been updated to reflect events occurring subsequent to the filing of the Form 10-Q.

Item 6.  -  EXHIBITS

(a)

 Exhibits

Exhibit No.

Description

31.1

Principal Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2

Principal Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32

Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101

Materials from the Standex International Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income,  (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity,  (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail. **

__________________

*

Previously filed or furnished

**

Furnished herewith

ALL OTHER ITEMS ARE INAPPLICABLE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDEX INTERNATIONAL CORPORATION

Date:	November 1, 2011	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/CFO/Treasurer
(Principal Financial & Accounting Officer)

Date:	November 1, 2011	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer