Form 10-Q/A
period 2011-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 2012-01-10
CIK 310354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 to Standex International Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on October 27, 2011, is to amend Item 5 Other Information which reported voting results for its Annual Meeting of stockholders held on October 26, 2011, including voting results for both the Company’s non-binding stockholder advisory vote on executive compensation (the “Say-on-Pay Vote”) and the Company’s  non-binding stockholder advisory vote on frequency of future advisory votes to approve executive compensation.  Except for the foregoing, this Amendment does not modify or update any disclosure contained in the original filing.

ITEM 5.07  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As previously reported in the Form 10-Q, more than a majority of shares voting at the 2011 Annual Meeting voted on a non-binding advisory basis, in favor of an annual frequency for future Say-on-Pay Votes.  The Company intends, in light of that vote, to hold future Say-on-Pay Votes annually until the next requested vote on the frequency of Say-on-Pay Votes.

Item 6.  -  EXHIBITS

(a)

 Exhibits

Exhibit No.

Description

31.1

Principal Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Principal Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

__________________

*

Previously filed or furnished

ALL OTHER ITEMS ARE INAPPLICABLE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDEX INTERNATIONAL CORPORATION

Date:	January 10, 2012	/s/ Thomas D. DeByle
Thomas D. DeByle
Vice President/CFO/Treasurer
(Principal Financial & Accounting Officer)

Date:	January 10, 2012	/s/ Sean C. Valashinas
Sean C. Valashinas
Chief Accounting Officer