Form 10-Q
period 2011-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 2012-02-13
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2011	Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	31-0596149
(State of incorporation)	(IRS Employer Identification No.)

11 KEEWAYDIN DRIVE, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Registrant's Common Stock outstanding on February 7, 2012 was 12,656,157.

STANDEX INTERNATIONAL CORPORATION

INDEX

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Unaudited Condensed Consolidated Balance Sheets as of

December 31, 2011 and June 30, 2011

2

Unaudited Condensed Consolidated Statements of Operations for the

Three and Six Months Ended December 31, 2011 and 2010

3

Unaudited Condensed Consolidated Statements of Cash Flows for the

Six Months Ended December 31, 2011 and 2010

4

Notes to Unaudited Condensed Consolidated Financial Statements

5

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

18

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

28

Item 4.

Controls and Procedures

29

PART II.

OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

30

Item 5.

Other Information

30

Item 6.

Exhibits

31

PART I. FINANCIAL INFORMATION
ITEM 1

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Balance Sheets

(In thousands)	December 31, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$ 26,745	$ 14,407
Accounts receivable, net	91,685	95,716
Inventories, net	78,186	74,805
Prepaid expenses and other current assets	6,734	5,345
Deferred tax asset	14,722	11,337
Current assets - discontinued operations	20,625	18,939
Total current assets	238,697	220,549
Property, plant, and equipment, net	84,162	87,088
Goodwill	100,502	102,439
Intangible assets, net	20,871	22,554
Other non-current assets	19,352	18,028
Non-current assets - discontinued operations	4,014	24,247
Total non-current assets	228,901	254,356
Total assets	$ 467,598	$ 474,905

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$ -	$ 1,800
Current portion of long-term debt	3,300	3,300
Accounts payable	53,426	68,205
Accrued expenses	44,318	43,825
Income taxes payable	5,558	3,404
Current liabilities - discontinued operations	7,040	7,603
Total current liabilities	113,642	128,137
Long-term debt	61,000	46,500
Accrued pension and other non-current liabilities	47,719	48,175
Non-current liabilities - discontinued operations	727	6,480
Total non-current liabilities	109,446	101,155
Stockholders' equity:
Common stock, par value $1.50 per share - 60,000,000
shares authorized, 27,984,278 issued, 12,528,599 and
12,448,632 outstanding at December 31, 2011 and June 30, 2011	41,976	41,976
Additional paid-in capital	32,805	33,228
Retained earnings	483,899	477,726
Accumulated other comprehensive loss	(51,216)	(44,928)
Treasury shares (15,455,679 shares at December 31, 2011
and 15,535,646 shares at June 30, 2011)	(262,954)	(262,389)
Total stockholders' equity	244,510	245,613
Total liabilities and stockholders' equity	$ 467,598	$ 474,905

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2011	2010	2011	2010
Net sales	$154,868	$142,078	$314,174	$285,354
Cost of sales	104,598	94,257	211,158	188,779
Gross profit	50,270	47,821	103,016	96,575
Selling, general, and administrative expenses	35,193	34,330	71,303	67,085
Gain on sale of real estate	-	(292)	-	(3,368)
Restructuring costs	701	404	1,223	1,302
Total operating expenses	35,894	34,442	72,526	65,019
Income from operations	14,376	13,379	30,490	31,556
Interest expense	(428)	(472)	(900)	(1,181)
Other non-operating income (expense)	94	67	285	55
Income from continuing operations before income taxes	14,042	12,974	29,875	30,430
Provision for income taxes	3,965	3,646	7,979	9,223
Income from continuing operations	10,077	9,328	21,896	21,207
Loss from discontinued operations, net of income taxes	(14,193)	(309)	(14,054)	(1,200)
Net income (loss)	(4,116)	9,019	7,842	20,007
Basic earnings (loss) per share:
Continuing operations	$ 0.80	$ 0.75	$ 1.75	$ 1.70
Discontinued operations	(1.13)	(0.03)	(1.12)	(0.10)
Total	$ (0.33)	$ 0.72	$ 0.63	$ 1.60
Diluted earnings (loss) per share:
Continuing operations	$ 0.79	$ 0.73	$ 1.72	$ 1.66
Discontinued operations	(1.11)	(0.02)	(1.11)	(0.09)
Total	$ (0.32)	$ 0.71	$ 0.61	$ 1.57

Cash dividends per share	$ 0.07	$ 0.06	$ 0.13	$ 0.11

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	December 31,
(In thousands)	2011	2010
Cash flows from operating activities
Net income	$7,842	$20,007
Income (loss) from discontinued operations	(14,054)	(1,200)
Income from continuing operations	21,896	21,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,788	6,358
Stock-based compensation	1,370	1,676
Gain from sale of real estate	-	(3,368)
Non-cash portion of restructuring charges	85	372
Net changes in operating assets and liabilities	(21,127)	(1,574)
Net cash provided by operating activities - continuing operations	9,012	24,671
Net cash (used in) operating activities - discontinued operations	(2,456)	(2,951)
Net cash provided by operating activities	6,556	21,720
Cash flows from investing activities
Expenditures for property, plant, and equipment	(5,064)	(3,275)
Expenditures for acquisitions, net of cash acquired	-	(3,798)
Proceeds from sales of real estate and equipment	52	4,871
Other investing activity	2,848	(1,127)
Net cash (used in) investing activities - continuing operations	(2,164)	(3,329)
Net cash provided by investing activities - discontinued operations	1,619	(137)
Net cash (used in) investing activities	(545)	(3,466)
Cash flows from financing activities
Borrowings on revolving credit facility	78,500	25,000
Payments of revolving credit facility	(64,000)	(52,500)
Short-term borrowings, net	(1,800)	2,063
Activity under share-based payment plans	168	177
Excess tax benefit from share-based payment activity	581	194
Purchases of treasury stock	(3,831)	(4,814)
Cash dividends paid	(1,627)	(1,378)
Net cash (used in) financing activities - continuing operations	7,991	(31,258)
Net cash (used in) financing activities - discontinued operations	-	-
Net cash (used in) financing activities	7,991	(31,258)
Effect of exchange rate changes on cash and cash equivalents	(1,664)	977
Net change in cash and cash equivalents	12,338	(12,027)
Cash and cash equivalents at beginning of year	14,407	33,630
Cash and cash equivalents at end of period	$26,745	$21,603

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and six months ended December 31, 2011 and 2010, the cash flows for the six months ended December 31, 2011 and 2010 and the financial position of the Company at December 31, 2011.  The interim results are not necessarily indicative of results for a full year.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2011.  The condensed consolidated balance sheet at June 30, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2011.  Unless otherwise noted, references to years are to fiscal years.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  We evaluated subsequent events through the date and time our unaudited condensed consolidated financial statements were issued.

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

In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income.  Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In either case, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  Regardless of choice in presentation, of which we are currently evaluating, a company is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  In December 2011, the FASB delayed indefinitely the portion of the guidance related to the presentation of reclassification adjustments in the income statement.  For public companies, these amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively.  Early adoption is permitted.  Other than a change in presentation, the implementation of this accounting pronouncement is not expected to have a material impact on our financial statements when implemented.

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

2)

Asset Held For Sale

In December 2011, the Company entered into a plan to divest its Air Distribution Products (“ADP”) business unit in order to allow the Company to focus its financial assets and managerial resources on its remaining portfolio of businesses.  The Company has concluded that all criteria of ASC 360-10 have been met as of December 31, 2011 to classify the business as an asset group held for sale. In conjunction with classifying ADP as held for sale, the Company has conducted an assessment of the recoverability of the net assets of the underlying business compared to its net realizable value based on a range of expected sale prices.  As a result of this assessment, the Company has recorded impairment charges of $14.9 million to goodwill and $5.0 million to fixed assets in order to reflect the carrying value of ADP at its net realizable value.  These charges are recorded as a component of discontinued operations.  The Company expects a sale of ADP to be completed within 12 months.

As a result of this decision and the expected future sale, the Company is reporting the ADP segment as a discontinued operation for all periods presented in accordance with ASC 205-20.  Results of the ADP segment in current and prior periods have been classified as discontinued in the Condensed Consolidated Financial Statements to exclude the results from continuing operations.  The following selected financial data of the ADP segment for the three and six months ended December 31, 2011 and 2010 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as a stand-alone entity (amounts in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net sales	$14,842	$13,445	$30,229	$27,228
Pre-tax earnings	(22,325)	(331)	(21,918)	(869)
Benefit for taxes	8,089	114	7,979	300
Net loss - Air Distribution Products Group	(14,236)	(217)	(13,939)	(569)
Other discontinued operations activity, net of tax	43	(92)	(115)	(631)
Net loss from discontinued operations	(14,193)	(309)	(14,054)	(1,200)

3)

Fair Value Measurements

Certain of our assets and liabilities, shown below, are presented at fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters.  Where observable prices or inputs are not available, valuation models may be applied.

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

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

Items presented at fair value at December 31, 2011 and June 30, 2011 were (in thousands):

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - KEYSOP Assets	$ 5,844	$ 5,844	$ -	$ -
Marketable securities - deferred compensation plan	1,613	1,613	-	-
Foreign exchange contracts	156	-	156	-
Net assets held for sale - Air Distribution Products Group	16,670	-	16,670	-

Liabilities
Interest rate swaps	$ 2,641	$ -	$ 2,641	$ -

	June 30, 2011
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - KEYSOP Assets	$ 6,009	$ 6,009	$ -	$ -
Marketable securities - deferred compensation plan	1,366	1,366	-	-
Foreign exchange contracts	366	-	366	-

Liabilities
Interest rate swaps	$ 1,486	$ -	$ 1,486	$ -

During the three and six months ended December 31, 2011, there were no transfers of assets or liabilities between hierarchical levels.  The Company’s policy is to recognize transfers between levels as of the date they occur.

Items measured at fair value on a non-recurring basis

During the quarter ended December 31, 2011, the net assets of our ADP business unit, which are classified as held for sale, were written down to their net realizable value of approximately $17.9 million, resulting in impairment charges totaling $19.9 million (see Note 2 – Asset Held for Sale).  This adjustment was determined by comparing the estimated proceeds from disposal (Level 3 inputs) to the asset group carrying value.

4)

Inventories

Inventories are comprised of the following (in thousands):

	December 31,	June 30,
	2011	2011
Raw materials	$ 34,031	$ 31,292
Work in process	23,279	22,014
Finished goods	20,876	21,499
Total	$ 78,186	$ 74,805

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and were $4.8 million and $9.8 million for the three and six months ended December 31, 2011, and $4.4 million and $9.0 million for the three and six months ended December 31, 2010, respectively.

5)

Goodwill

Changes to goodwill during the six months ended December 31, 2011 were as follows (in thousands):

		Translation
	June 30,	Adjustment	December 31,
	2011	and Other	2011
Food Service Equipment Group	$ 46,149	$ (357)	$ 45,792
Engraving Group	20,993	(291)	20,702
Engineering Technologies Group	11,370	(304)	11,066
Electronics and Hydraulics Group	23,927	(985)	22,942
Total	$ 102,439	$ (1,937)	$ 100,502

6)

Intangible Assets

Intangible assets consist of the following (in thousands):

Customer
	Relationships	Trademarks	Other	Total
December 30, 2011
Cost	$ 26,772	$ 9,406	$ 3,698	$ 39,876
Accumulated amortization	(15,497)	-	(3,508)	(19,005)
Balance, December 31, 2011	$ 11,275	$ 9,406	$ 190	$ 20,871

June 30, 2011
Cost	$ 27,549	$ 9,406	$ 4,736	$ 41,691
Accumulated amortization	(14,647)	-	(4,490)	(19,137)
Balance, June 30, 2011	$ 12,902	$ 9,406	$ 246	$ 22,554

Amortization expense for the three and six months ended December 31, 2011 was $0.5 million and $1.1 million, respectively.  Amortization expense for the three and six months ended December 31, 2010 was $0.5 million and $1.1 million, respectively.  At December 31, 2011, amortization expense is estimated to be $1.5 million in the remainder of 2012, $2.3 million in 2013, $1.9 million in 2014, $1.6 million in 2015, and $1.2 million in 2016.

7)

Debt

As of December 31, 2011, the Company’s debt is due as follows (in thousands):

Fiscal Year
2012	$ -
2013	61,000
2014	-
2015	-
2016	-
Thereafter	3,300
$ 64,300

Bank Credit Agreements

The Company has in place a $150 million unsecured revolving credit facility which expires in September 2012.  As of December 31, 2011, the Company had the ability to borrow $89.0 million under this facility.  The Company also utilizes two uncommitted money market credit facilities to help manage daily working capital needs.  Amounts outstanding under these facilities were $0 and $1.8 million at December 31, 2011 and June 30, 2011, respectively.

The carrying value of the current borrowings under the facility exceeded their estimated fair value by $0.4 million at December 31, 2011.

Other Long-Term Borrowings

The Company is a borrower under industrial revenue bonds totaling $3.3 million at December 31, 2011.  Because these bonds are remarketed on a monthly basis and a failed remarketing would trigger repayment of the bonds via a renewable letter of credit arrangement, they are classified as a current liability.  The Company does not anticipate a failed remarketing of the bonds and expects their repayment to occur upon their final maturity in 2018.

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

The Company’s effective swap agreements convert the base borrowing rate on $40.0 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 2.17% at December 31, 2011.  The Company also has an additional $10.0 million forward-dated swap agreement that does not become effective until March 2012.  The fair value of the swaps recognized in accrued expenses and in other comprehensive income is as follows (in thousands):

				Fair Value (in thousands)
Effective	Notional	Fixed		December 31,	June 30,
Date	Amount	Rate	Maturity	2011	2011
June 1, 2010	$ 5,000,000	2.495%	May 24, 2015	$ (302)	$ (203)
June 1, 2010	5,000,000	2.495%	May 24, 2015	(302)	(203)
June 8, 2010	10,000,000	2.395%	May 26, 2015	(565)	(365)
June 9, 2010	5,000,000	2.340%	May 26, 2015	(273)	(172)
June 18, 2010	5,000,000	2.380%	May 24, 2015	(282)	(180)
September 21, 2011	5,000,000	1.280%	September 21, 2013	(68)	(52)
September 21, 2011	5,000,000	1.595%	September 22, 2014	(136)	(55)
March 15, 2012	10,000,000	2.745%	March 15, 2016	(713)	(256)
				$ (2,641)	$ (1,486)

The Company reported no losses for the three and six months ended December 31, 2011, as a result of hedge ineffectiveness.  Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive loss related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign sales, foreign purchases of materials, and loan payments to and from subsidiaries.  The Company enters into such contracts for hedging purposes only.  For hedges of intercompany loan payments, the Company has not elected hedge accounting due to the general short-term nature and predictability of the transactions, and records derivative gains and losses directly to the statement of operations.  At December 31, 2011 and June 30, 2011 the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized gains (losses) of ($0.1) million and $0.4 million, respectively, which approximate the unrealized gains and losses on the related loans.  In general, these contracts mature in less than one year.  The notional amounts of the Company’s forward contracts, by currency, are as follows:

	Notional Amount
	(in native currency)
	December 31,	June 30,
Currency	2011	2011
Mexican Peso	$ 10,250,000	$ 15,756,000
Euro	7,008,016	5,964,800
British Pound Sterling	5,106,203	1,000,750
Canadian Dollar	2,100,300	2,875,350
Singapore Dollar	750,000	1,000,000
Australian Dollar	-	527,700

9)

Retirement Benefits

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three and six months ended December 31, 2011 and 2010 consisted of the following components:

	U.S. Plans
	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2011	2010	2011	2010
Service cost	$ 112	$ 111	$ 224	$ 222
Interest cost	2,993	3,038	5,987	6,076
Expected return on plan assets	(3,834)	(3,945)	(7,667)	(7,889)
Recognized net actuarial loss	1,204	1,085	2,408	2,171
Amortization of prior service cost	28	35	56	71
Net periodic benefit cost	$ 503	$ 324	$ 1,008	$ 651

	Non-U.S. Plans
	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2011	2010	2011	2010
Service cost	$ 9	$ 10	$ 17	$ 20
Interest cost	457	416	889	822
Expected return on plan assets	(394)	(370)	(769)	(732)
Recognized net actuarial loss	135	150	264	296
Amortization of prior service cost	(16)	(15)	(31)	(29)
Net periodic benefit cost	$ 191	$ 191	$ 370	$ 377

The Company expects to pay $1.4 million in required contributions to the plans during 2012.  Contributions of $0.5 million and $0.6 million were made during the three and six months ended December 31, 2011, respectively.

10)

Income Taxes

The Company's effective tax rate for the three months ended December 31, 2011 was 28.2% compared with 28.1% for same period last year.  The Company's effective tax rate for the six months ended December 31, 2011 was 26.7% compared with 30.3% for same period last year.  The lower effective tax rate includes the impact of a decrease in the statutory tax rate in the United Kingdom on deferred tax liabilities recorded in prior periods due to a change in U.K. tax law enacted in the quarter ended September 30, 2011.

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

11)

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Basic - Average shares outstanding	12,527	12,513	12,509	12,498
Effect of dilutive securities:
Unvested stock awards	224	252	248	254
Diluted - Average shares outstanding	12,751	12,765	12,757	12,752

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share.  No options to purchase common stock were excluded from the calculation of diluted earnings per share as anti-dilutive for the three and six months ended December 31, 2011 and 2010, respectively.

53,466 and 60,642 performance stock units are excluded from the diluted earnings per share calculation as the performance criteria have not been met for the three and six months ended December 31, 2011 and 2010, respectively.

12)

Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive loss are as follows (in thousands):

	December 31,	June 30,
	2011	2011
Foreign currency translation adjustment	$ 8,694	$ 15,617
Unrealized pension losses, net of tax	(58,237)	(59,572)
Unrealized losses on derivative instruments, net of tax	(1,673)	(973)
Total	$ (51,216)	$ (44,928)

Total comprehensive income (loss) and its components in detail, including reclassification adjustments, for the three and six months ended December 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2011	2010	2011	2010
Net income (loss):	$(4,116)	$ 9,019	$ 7,842	$20,007
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	1	78	160	(447)
Amortization of unrecognized costs	1,403	1,295	2,823	2,516
Derivative instruments:
Change in unrealized gains and losses	(343)	703	(1,562)	(241)
Amortization of unrealized gains and losses into interest expense	262	167	436	447
Other comprehensive income (loss) before tax:	1,323	2,243	1,857	2,275

Income tax provision (benefit):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	(2)	(22)	(49)	126
Amortization of unrecognized costs	(513)	(482)	(1,599)	(890)
Derivative instruments:
Change in unrealized gains and losses	183	(225)	591	91
Amortization of unrealized gains and losses into interest expense	(105)	(73)	(165)	(169)
Income tax provision to other comprehensive income (loss):	(437)	(802)	(1,222)	(842)
Foreign currency translation adjustment	(555)	581	(6,923)	5,489
Other comprehensive income (loss), net of tax:	331	2,022	(6,288)	6,922
Comprehensive income (loss)	$(3,785)	$11,041	$ 1,554	$26,929

13)

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

14)

Industry Segment Information

The Company has determined that it has four reportable segments organized around the types of product sold:

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

Net sales and income (loss) from continuing operations by segment for the three and six months ended December 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended December 31, 2011
	Net Sales		Income from Operations
	2011	2010	2011	2010
Segment:
Food Service Equipment Group	$ 95,962	$ 91,976	$ 9,678	$ 9,943
Engraving Group	23,133	20,805	4,411	3,383
Engineering Technologies Group	18,012	13,492	3,679	3,237
Electronics and Hydraulics Group[1]	17,761	15,805	2,560	2,230
Restructuring costs			(701)	(404)
Gain on sale of real estate			-	292
Corporate			(5,251)	(5,302)
Sub-total	$ 154,868	$ 142,078	$ 14,376	$ 13,379
Interest expense			(428)	(472)
Other non-operating income			94	67
Income from continuing operations before income taxes			$ 14,042	$ 12,974

	Six Months Ended December 31, 2011
	Net Sales		Income from Operations
	2011	2010	2011	2010
Segment:
Food Service Equipment Group	$ 200,169	$ 185,293	$ 22,084	$ 21,127
Engraving Group	44,831	41,443	8,288	7,320
Engineering Technologies Group	32,650	26,029	6,258	6,217
Electronics and Hydraulics Group[1]	36,524	32,589	5,333	4,680
Restructuring costs			(1,223)	(1,302)
Gain on sale of real estate			-	3,368
Corporate			(10,250)	(9,854)
Sub-total	$ 314,174	$ 285,354	$ 30,490	$ 31,556
Interest expense			(900)	(1,181)
Other non-operating income			285	55
Income from continuing operations before income taxes			$ 29,875	$ 30,430

1 Income from operations for the Electronics unit was $1.8 million and $3.9 million for the three and six months ended December 31, 2011, and was $1.9 million and $3.8 million for the three and six months ended December 31, 2010, respectively.  Income from operations for the Hydraulics unit was $0.8 million and $1.5 million for the three and six months ended December 31, 2011, and was $0.3 million and $0.9 million for the three and six months ended December 31, 2010, respectively.

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

15) Restructuring

The Company has undertaken cost reduction and facility consolidation initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2011			December 31, 2011

	Involuntary			Involuntary
	Employee			Employee
	Severance			Severance
	and Benefit			and Benefit
	Costs	Other	Total	Costs	Other	Total
2012 Restructuring Initiatives	$ 447	$ 132	$ 579	$ 500	$ 145	$ 645
Prior year initiatives	-	122	122	87	491	578
	$ 447	$ 254	$ 701	$ 587	$ 636	$ 1,223

	Three Months Ended			Six Months Ended
	December 31, 2010			December 31, 2010

	Involuntary			Involuntary
	Employee			Employee
	Severance			Severance
	and Benefit			and Benefit
	Costs	Other	Total	Costs	Other	Total
Prior year initiatives	$ 39	$ 365	$ 404	$ 135	$ 1,167	$ 1,302

2012 Restructuring Initiatives

During the first quarter of 2012, the Company transferred production of the Kool Star product line from Nogales, Mexico, to New Albany, Mississippi, where it is being integrated into the Master-Bilt manufacturing operations.  Restructuring costs of $0.2 million were incurred in carrying out this initiative during both the three and six months ended December 31, 2011, respectively.  Additionally, the Company continued to reduce headcount across several divisions as part of our ongoing commitment to achieving operational efficiency.  Restructuring costs of $0.4 million and $0.5 million were incurred as part of this initiative during the three and six months December 31, 2011, respectively.  The Company expects restructuring expenses related to 2012 initiatives to be between $2.0 and $2.5 million.

Activity in the reserves related to 2012 restructuring initiatives is as follows (in thousands):

	Involuntary
	Employee
	Severance
	and Benefit
	Costs	Other	Total
Restructuring liabilities at June 30, 2011	$ -	$ -	$ -
Additions and adjustments	500	145	645
Payments	(449)	(145)	(594)
Restructuring liabilities at December 31, 2011	$ 51	$ -	$ 51

Prior Year Initiatives

During the fourth quarter of 2011, the Company began the integration of the newly-acquired Tri-Star manufacturing operations into an existing production facility in Nogales, Mexico.  Production was transferred during the first quarter of 2012, and restructuring charges of $0.1 million and $0.6 million were incurred in the three and six months ended December 31, 2011, respectively, and $0.9 million have been incurred to date.

Activity in the reserves related to prior year restructuring initiatives is as follows (in thousands):

	Involuntary
	Employee
	Severance
	and Benefit
	Costs	Other	Total
Restructuring liabilities at June 30, 2011	$ 10	$ -	$ 10
Additions and adjustments	87	491	578
Payments	(97)	(491)	(588)
Restructuring liabilities at December 31, 2011	$ -	$ -	$ -

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2011			December 31, 2011

	Involuntary			Involuntary
	Employee			Employee
	Severance			Severance
	and Benefit			and Benefit
	Costs	Other	Total	Costs	Other	Total
Food Service Equipment Group	$ 39	$ 254	$ 293	$ 130	$ 636	$ 766
Engraving Group	408	-	408	431	-	431
Corporate	-	-	-	26	-	26
	$ 447	$ 254	$ 701	$ 587	$ 636	$ 1,223

	Three Months Ended			Six Months Ended
	December 31, 2010			December 31, 2010

	Involuntary			Involuntary
	Employee			Employee
	Severance			Severance
	and Benefit			and Benefit
	Costs	Other	Total	Costs	Other	Total
Food Service Equipment Group	$ -	$ 365	$ 365	$ -	$ 1,167	$ 1,167
Engraving Group	39	-	39	108	-	108
Corporate	-	-	-	27	-	27
	$ 39	$ 365	$ 404	$ 135	$ 1,167	$ 1,302

16)

Gain on Sale of Real Estate

During the six months ended December 31, 2010, the Company completed the sale of a parcel of real estate in Lyon, France, on which it had previously operated an Engraving Group facility.  Proceeds from the sale were $4.6 million and the sale resulted in a pre-tax gain of $3.4 million, net of related costs.

17)

Subsequent Event

On January 5, 2012, the Company entered into a five-year $225 million unsecured Revolving Credit Facility (“Credit Agreement”), which includes a letter of credit sub-facility with a limit of $30 million and a $100 million accordion feature.  The new credit facility replaces the company’s existing $150 million five-year credit agreement that was scheduled to mature in September 2012.  Interest is payable on borrowings at either a LIBOR or base rate benchmark rate plus an applicable margin, which will fluctuate based on financial performance.  The Credit Agreement requires a ratio of funded debt to EBITDA (as defined in the Credit Agreement) of no greater than 3.5:1, an interest coverage ratio of no less than 3:1, as well as customary affirmative and negative covenants and events of default.  The Credit Agreement also includes certain requirements related to acquisitions and dispositions.  Borrowings under the Credit Agreement are guaranteed by the Company’s domestic subsidiaries and are unsecured.  The Company intends to use this Credit Agreement to fund potential acquisitions, to support organic growth initiatives and working capital needs, and for general corporate purposes.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Annual Report on Form 10-Q that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” "may," “will,” “expect," "believe," "estimate," "anticipate," ”intends,” "continue," or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company’s business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired.  These factors include, but are not limited to material adverse or unforeseen legal judgments, fines, penalties or settlements, conditions in the financial and banking markets, including fluctuations in the exchange rates and the inability to repatriate foreign cash, general and international recessionary economic conditions, including the impact, length and degree of the current recessionary conditions on the customers and markets we serve and more specifically conditions in the food service equipment, automotive, construction, aerospace, energy, housing transportation and general industrial markets, lower-cost competition, the relative mix of products which impact margins and operating efficiencies, both domestic and foreign, in certain of our businesses, the impact of higher raw material and component costs, particularly steel, petroleum based products and refrigeration components,  an inability to realize the expected cost savings from restructuring activities, effective completion of plant consolidations,  the actual proceeds received from the sale of the ADP business, cost reduction efforts, including procurement savings and productivity enhancements, capital management improvements, strategic capital expenditures, and  the implementation of lean enterprise manufacturing techniques, the inability to achieve the savings expected from the sourcing of raw materials from and diversification efforts in emerging markets  and the inability to achieve synergies contemplated by the Company.  Other factors that could impact the Company include changes to future pension funding requirements and the failure by the purchaser of our former Berean bookstore chain to satisfy its obligations under those leases where the Company remains an obligor.  In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

Overview

We are a leading manufacturer of a variety of products and services for diverse commercial and industrial market segments.  We have four reportable segments:  Food Service Equipment Group, Engraving Group, Engineering Technologies Group, and the Electronics and Hydraulics Group.  Our ongoing “Focused Diversity” strategy is to identify and invest in businesses that provide value-added and technology-driven customer solutions, which we believe deliver superior returns and greater shareholder value.

As part of this ongoing strategy, in December 2011, the Company decided to divest its Air Distribution Products (“ADP”) business unit, which was previously reported as a stand-alone segment.  We determined that as a more commodity-like product, ADP was not well aligned with our strategic objectives.  We also believe that it will be some time before the US housing market recovers to a level sufficient for ADP to generate margins and returns consistent with our other businesses, and that a sale at this time is therefore likely to have a beneficial effect on the financial performance of the Company.  We anticipate using the proceeds from an expected sale to support strategic initiatives in our other segments.

Our customer bases in the food service equipment, automotive and general industrial sectors have all experienced difficult recessionary market conditions that have negatively impacted our sales volume.  However, sales have risen in each of the last eight quarters, and although overall revenues remain lower than pre-recession levels, we remain cautious that overall sales levels will continue to gradually improve, although ongoing weakness in residential construction may continue to hinder near-term improvement in those sub-segments of our customer base that are directly tied to housing.

During fiscal 2009 and 2010, our focus had been on reducing our cost structure through company-wide headcount reductions, plant consolidations, procurement savings, and improved productivity in all aspects of our operations.  These cost reduction efforts have allowed the Company to significantly improve margins and improve profitability despite sales still being lower than their pre-recession peak.  In addition to the focus on cost reductions, we have improved the Company’s liquidity through working capital management, constraining capital expenditures to the most strategically important projects, and sale of excess land and buildings.  These efforts have provided us with the liquidity to pursue acquisitive growth initiatives, as evidenced by the $26.6 million expended on four strategic acquisitions during 2011.

We had a net debt to capital ratio of 13.3% at December 31, 2011, and our plan is to continue to leverage our balance sheet to make accretive, “bolt-on” acquisitions that have sales and/or cost synergies that will provide for the acceleration of profitable growth for our existing business units.

We also continue to focus our attention on driving market share gains in what we expect will be a highly competitive, low-growth environment in our end-user markets.  Each of our business units has developed a series of top-line initiatives that we believe will provide opportunities for market share gains which should supplement future economic growth in our markets.  These growth initiatives include new product introductions, expansion of product offerings through private labeling and sourcing agreements, geographic expansion of sales coverage and the use of new channels of sales, leveraging strategic customer relationships, development of energy efficient products, new applications for existing products and technology, and next generation products and services for our end-user markets.  Also, in light of commodity inflation that a number of our business units have recently experienced, we have initiated a number of price increases in the marketplace in order to at least partially offset these cost increases and improve profitability.  At the same time, over the past several years we have created a strong lean enterprise culture, developed low cost sourcing capabilities, and established low cost manufacturing operations in Mexico and China within our business units, through which we seek continuous improvement in our manufacturing processes, working capital management, and overall cost structure.

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

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollar amounts in thousands)	2011	2010	2011	2010
Net sales	$ 154,868	$142,078	$ 314,174	$285,354
Gross profit margin	32.5%	33.7%	32.8%	33.8%
Income from operations	14,376	13,379	30,490	31,556
Backlog as of December 31	113,932	97,236	113,932	97,236

Net Sales
	Three Months Ended	Six Months Ended
(In thousands)	December 31, 2011	December 31, 2011
Net sales, prior period	$ 142,078	$ 285,354
Components of change in sales:
Effect of exchange rates	41	2,299
Effect of acquisitions	4,734	10,961
Organic sales change	8,015	15,560
Net sales, current period	$ 154,868	$ 314,174

Net sales for the second quarter of 2012 increased $12.8 million, or 9.0%, when compared to the same period of 2011.  This change was due to organic sales increases of $8.0 million, or 5.6%, the impact of acquisitions of $4.7 million, or 3.3%, and nominal foreign exchange impact.  Net sales for the first half of 2012 increased $28.8 million, or 10.1%, when compared to the first half of 2011.  This change was due to organic sales increases of $15.6 million, or 5.5%, the impact of acquisitions of $11.0 million, or 3.8%, and foreign exchange impact of $2.3 million, or 0.8%.

Gross Profit Margin

Our gross profit margin decreased to 32.5% for the second quarter of 2012 versus 33.7% in the same quarter of last year.  This decrease was primarily due to a change in sales mix among our segments, as gross margin in the Food Service Equipment Group, which comprised over half of our revenue, was down from the prior year quarter.  Gross margins were also impacted by sales mix and the impact of facility consolidations on productivity during the quarter.

For the six months ended December 31, 2011, gross margin was 32.8% as compared to 33.8% for the same period in 2010, impacted by the same factors as the current quarter.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses for the second quarter of 2012 were $35.2 million, or 22.7% of sales, compared to $34.3 million, or 24.2% of sales, reported for the same period a year ago.  For the six months ended December 31, 2011, Selling, General, and Administrative Expenses were $71.3 million, or 22.8% of sales, compared to $67.1 million, or 23.5% of sales, for the first half of 2011.  This improvement in SG&A percentage achieved in both periods is reflective of our efforts to tightly control expenses and to maintain a lean headcount profile while we leverage increased sales levels as our end user markets recover.

Income from Operations

Income from operations for the second quarter of 2012 was $14.4 million, compared to $13.4 million reported for the same period a year ago, an increase of 7.5%.  The second quarter of 2011 included a $0.3 million gain on the sale of property from a former Engraving Group operation in Lyon, France.

Income from operations for the six months ended December 31, 2011, was $30.5 million, compared to $31.6 million for the same period last year, a decrease of 3.4%.  During the six months ended December 31, 2010, income from operations included a $3.4 million gain from the sale of the Lyon facility.

Interest Expense

Interest expense for the second quarter of 2012 decreased 9.3%, from $0.5 million to $0.4 million.  For the six months ended December 31, 2012, interest expense decreased from $1.2 million to $0.9 million, or 23.8%.  These decreases are due to a LIBOR base rate on our revolving credit facility that remains near historical lows combined with lower overall average borrowings.

Income Taxes

Our effective tax rate for the three months ended December 31, 2011 was 28.2% compared with 28.1% for same period last year.  The Company's effective tax rate for the six months ended December 31, 2011 was 26.7% compared with 30.3% for same period last year.  The lower effective tax rate includes the impact of a decrease in the statutory tax rate in the United Kingdom on deferred tax liabilities recorded in prior periods due to a change in U.K. tax law enacted in the quarter ended September 30, 2011.

Backlog

Backlog increased $16.7 million, or 17.2%, to $113.9 million at December 31, 2011, from $97.2 million at December 31, 2010.  The overall increase is primarily attributable to bookings from the newly-acquired Metal Spinners Group in the Engineering Technologies Group.

Segment Analysis

Food Service Equipment Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
	2011	2010	Change	2011	2010	Change
Net sales	$ 95,962	$ 91,976	4.3%	$200,169	$185,293	8.0%
Income from operations	9,678	9,943	-2.7%	22,084	21,127	4.5%
Operating income margin	10.1%	10.8%		11.0%	11.4%

Net sales in the second quarter of fiscal 2012 increased $4.0 million, or 4.3%, from the same period one year earlier.  The Refrigerated Solutions business continued with strong sales to our quick-service restaurant customers, which was offset by decreases in sales to drugstore customers as the major chains have slowed expansion.  Additionally, the first significant delivery to a major dollar store chain shipped during the quarter, which is a trend we expect to continue in the fourth quarter once remodeling of existing stores and new store construction begins again in the spring.  The Cooking Solutions business also had modest volume gains, which were tempered by decreased capital spending by a large retail customer in the UK.  Additionally, the rollout of a large grill program with one of the major QSR chains, while still promising, has yet to gain traction with its franchisees.  The Custom Solutions businesses showed double-digit sales growth on a strong mix of institutional, convenience store, and dealer business.

Net sales in the six months ended December 31, 2011 increased $14.9 million, or 8.0%, from the same period one year earlier.  The effect of foreign exchange rates accounted for a sales increase of about $0.7 million.  Our Cooking Solutions and Custom Solutions Groups both experienced double-digit sales growth for the period, while our Refrigeration Solutions Group experienced low single digit growth for the period.

Income from operations for the second quarter of fiscal 2012 decreased 2.7% from the same period last year. Return on sales declined from 10.8% to 10.1% for the quarter.  Income from Operations decreased slightly compared to the prior year quarter as the volume increase and improved market pricing did not overcome negative mix shifts which included higher sales of lower-margin convection ovens and ranges, higher sales to dealer buying groups and some inefficiencies resulting from recent factory consolidations.

Income from operations for the first half of fiscal 2012 increased $1.0 million, or 4.5%, when compared to the same period one year earlier.  The Group’s return on sales decreased from 11.4% to 11.0% for the period.  The impact of the volume increase and cost reductions was partially negated by a combination of the aforementioned factors.

Engraving Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
	2011	2010	Change	2011	2010	Change
Net sales	$ 23,133	$ 20,805	11.2%	$ 44,831	$ 41,443	8.2%
Income from operations	4,411	3,383	30.4%	8,288	7,320	13.2%
Operating income margin	19.1%	16.3%		18.5%	17.7%

Net sales in the second quarter increased $2.3 million or 11.2% when compared to the same quarter in the prior year.  The Group experienced increased sales from mold texturizing automotive OEM platform work in North America, as several large automotive programs were released during the period. China continues to show strong growth and we recorded moderate growth in Europe as well.  Additionally, we continue to penetrate non-automotive business in new end-user markets, and opened our new China facility in Fujian, which will concentrate on the consumer electronics market.  The sales of engraved rolls and machinery were flat for the quarter, with capital spending by our major customers remaining stagnant, especially in those industries tied to housing.  Our business in emerging markets is enjoying steady double-digit top-line growth, and we continue to seek opportunities to expand our commitments to serve customers on a global basis.

Net sales for the six months ended December 31, 2011 increased by $3.4 million, or 8.2%, when compared to the first half of the prior year.  The overall net increase was driven by strong North America, Europe, India and China mold texturizing sales for automotive OEM platform work.

Income from operations for the quarter ended December 31, 2011 increased by $1.0 million, or 30.4%, when compared to the same quarter last year.  Favorable mix of automotive mold texturizing work combined with our lower cost structure as a result of the last few years’ aggressive cost reductions allowed dramatically improved results and successful leveraging of increased sales growth over the prior year.

Income from operations in the first half of 2012 increased by $1.0 million, or 13.2%, when compared to the first half of the prior year.  Aggressive action in reducing costs and consolidating factories, particularly in North America resulted in improved operating income performance.  We continue to seek ways to deliver cost improvement, and are currently examining low-cost sourcing for our Roll Plate and Machinery business that will further drive operational performance.

Engineering Technologies Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
	2011	2010	Change	2011	2010	Change
Net sales	$ 18,012	$ 13,492	33.5%	$ 32,650	$ 26,029	25.4%
Income from operations	3,679	3,237	13.7%	6,258	6,217	0.7%
Operating income margin	20.4%	24.0%		19.2%	23.9%

Net sales increased by $4.5 million, or 33.5%, in the second quarter of fiscal 2012 when compared to the prior year.  The acquisition of the Metal Spinners Group in 2011 accounted for the majority of this improvement.  Metal Spinners continues to exceed expectations, especially in the oil and gas sector, where we anticipate growth into the foreseeable future driven by offshore floating platform expansion in Brazil and Africa.  Sales increased in the aerospace and defense segments of the legacy Spincraft business, but were not enough to overcome decreased sales in energy.  Based on our customer forecasts for energy, we expect sequential improvement in the second half, but not yet to historical sales levels.  In addition, orders through 2015 with United Launch Alliance and a number of development contracts continue to benefit the long-term prospects of our aerospace business for both manned and unmanned programs.

Year to date sales increased by $6.6 million, or 25.4%, compared to the prior year.  Increased sales from the acquisition of Metal Spinners Group were partially offset by volume reductions in the energy segment.

Income from operations increased by $0.4 million, or 13.7%, in the second quarter when compared to the prior year.  The increase was primarily due to the acquisition of Metal Spinners, partially offset by lower sales volume in the energy market.

Year to date operating income is flat to the prior year period.  Operating income from the Metal Spinners acquisition was offset by volume reductions at Spincraft.

Electronics and Hydraulics Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
	2011	2010	Change	2011	2010	Change
Net sales	$ 17,761	$ 15,805	12.4%	$ 36,524	$ 32,589	12.1%
Income from operations	2,560	2,230	14.8%	5,333	4,680	14.0%
Operating income margin	14.4%	14.1%		14.6%	14.4%

Net sales for the Group increased $2.0 million or 12.4% in the second quarter of 2012 when compared to 2011.  Sales for the Electronics Unit were approximately flat year over year which was the result of reduced sales of reed switches in China and the Asia-Pacific region, as well as reduced sales to certain large OEM customers.  We anticipate sales to increase somewhat in the second half of the year driven by sales to new customers and new product launches which should also benefit growth in 2013.  The Hydraulics Unit’s 42% increase in sales is the result of improved conditions in the North American dump trailer business, new business in refuse handling and other alternative applications, as well as expansion of sales into Latin America and the Asia-Pacific region.  Rod cylinders produced in China continue to contribute to sales growth globally as the lower cost product produced in China has improved our competitive position.  The Chinese domestic market has been significantly negatively impacted by the Chinese government’s actions to tighten credit in an effort to curb inflation.

For the six months ended December 31, 2011, net sales for the Group increased $3.9 million or 12.1% when compared to the same period last year under similar circumstances to the quarter.

Income from operations during the second quarter increased $0.3 million, or 14.8%, compared to the same period last year.  At the Electronics unit, income from operations was down slightly due to sales mix moving away from reed switches.  Meanwhile, income from operations at Hydraulics increased twofold, largely attributable to increased revenue and operational efficiencies.

For the six months ended December 31, 2011, income from operations increased $0.7 million, or 14% from the six months ended December 31, 2010.  For the period, price increases and efficiency offset sales mix at Electronics, while Hydraulics successfully leveraged increased sales into a 55% profitability improvement.

Corporate and Other

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
	2011	2010	Change	2011	2010	Change
Income (loss) from operations:
Corporate	$ (5,250)	$ (5,303)	-1.0%	$(10,249)	$ (9,854)	4.0%
Gain on sale of real estate	-	292	N/A	-	3,368	N/A
Restructuring	$ (701)	$ (404)	73.5%	$ (1,223)	$ (1,302)	-6.1%

Corporate expenses of $5.3 million in the second quarter of 2012 were approximately flat compared to 2011.  Year-to-date, corporate expenses increased $0.4 million, or 4% driven primarily by incremental incentive compensation costs.

During the first quarter of 2011, we sold the facility related to a former Engraving Group operation in Lyon, France.  The Company recorded a gain of $3.4 million upon closure of the sale, $0.3 million of which was recorded in the second quarter.

During the second quarter of 2012, the Company incurred restructuring expenses of $0.7 million, compared to expenses of $0.4 million in the prior year quarter.  Costs in 2012 consisted of $0.4 of severance expense due to headcount reductions in the Engraving Group’s European operations and costs related to facility and production line consolidations in the Food Service Group totaling $0.3 million.  During the second quarter of 2011, the Company incurred restructuring charges of $0.4 million.  These charges consisted primarily of $0.3 million related to the closure of a Food Service Equipment Group facility in Dallas.  For the six months ended December 31, 2011, restructuring costs consisted of $0.5 million of headcount reduction in the Engraving Group and at corporate, and facility and production line consolidations in the Food Service Group totaling $0.8 million.  For the six month ended December 31, 2010, restructuring costs consisted primarily of $1.1 million of charges related to the closure of a Food Service Equipment Group facility in Dallas.

Discontinued Operations

In December 2011, we decided to divest the Air Distribution Products business unit.  In connection with this decision, the Company adjusted the carrying value of ADP’s assets to their net realizable value based on a range of expected sale prices.   As a result, the Company has recorded goodwill impairment charges of $14.9 million and impairment charges of $5.0 million to fixed assets.  The decision to divest ADP will result in a net loss for the second quarter of fiscal 2012 in discontinued operations of $14.2 million, or $1.11 per share.  This adjustment  includes the aforementioned impairment charges and other expected transaction costs, which include costs related to the withdrawal liability associated with certain multi-employer pension plans that the ADP business is a party to.  Negotiations are continuing with a prospective buyer of ADP, but no definitive agreement has been entered into as of the date our condensed consolidated interim financial statements were issued.  Based on the final outcome of these negotiations, it is possible that we will record additional charges in connection with the divestiture, which we currently estimate to be in the range of $3.6 million to $4.6 million.  We anticipate using the expected sale proceeds to support the profitable growth opportunities that exist for our other businesses.

As a result of the expected divestiture, we are reporting the ADP segment as a discontinued operation.  Activity related to ADP and other discontinued operations for the three and six months ended December 31, 2011 and 2010 is as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net sales	$14,842	$13,445	$30,229	$27,228
Pre-tax earnings	(22,325)	(331)	(21,918)	(869)
Benefit for taxes	8,089	114	7,979	300
Net loss - Air Distribution Products Group	(14,236)	(217)	(13,939)	(569)
Other discontinued operations activity, net of tax	43	(92)	(115)	(631)
Net loss from discontinued operations	(14,193)	(309)	(14,054)	(1,200)

Liquidity and Capital Resources

Cash generated from continuing operations for the six months ended December 31, 2011, was $9.0 million compared to cash generated from operations of $24.6 million for the same period last year.  The primary contributor to this change is working capital, where our inventories increased (net of foreign exchange) by $4.3 million and accounts payable decreased by $16.0 million.  Cash flow from investing activities consisted primarily of capital expenditures of $5.1 million and the receipt of a $2.6 million deposit on a pending property sale outside of the U.S.  We had net borrowings of $12.7 million, paid dividends of $1.6 million and purchased $3.8 million of treasury stock during the period.

At December 31, 2011 we had in place a five year, $150 million unsecured revolving credit facility (the “facility”) with seven participating banks which originated in September 2007.  As of December 31, 2011, we had borrowings under the facility of $61.0 million.  As of December 31, 2011, the effective rate of interest for outstanding borrowings under the facility was 2.32%.

On January 5, 2012, the Company entered into a five-year $225 million unsecured Revolving Credit Facility (“Credit Agreement”, “new facility”), which can be increased by the Company by an amount of up to $100 million, in accordance with specified conditions contained in the agreement.  The new facility also includes a $10 million sublimit for swing line loans and a $30 million sublimit for letters of credit.  The new credit facility replaces the 2007 credit agreement, which was scheduled to mature in September 2012.

Under the terms of the Credit Agreement, we will pay a variable rate of interest and a commitment fee on available, but unused, amounts under the new facility.  The amount of the commitment fee will depend upon both the undrawn amount remaining available under the new facility and the Company’s funded debt to EBITDA (as defined in the agreement) ratio at particular points in time.  As our funded debt to EBITDA ratio increases, the commitment fee will increase.  Amounts borrowed under the new facility may be in the form of either Base Rate or Eurodollar Rate loans.  The rate of interest on Base Rate loans shall be the higher of (i) the Federal Funds rate plus ½ of 1%, (ii) the “prime rate” announced by RBS Citizens, N. A. or (iii) the London interbank offered rate (“LIBOR”) plus ½ of 1% (the rate in effect shall be referred to as the “Base Rate”), plus an additional amount based upon the Company’s debt to EBITDA ratio.  The rate of interest on Eurodollar Rate loans shall be the LIBOR rate which corresponds to the interest period (either one, two, three or six months) selected by the Company, plus an additional amount based upon the Company’s funded debt to EBITDA ratio.  Swing Line loans shall bear interest at the Base Rate, plus an additional amount based upon the Company’s funded debt to EBITDA ratio.  As the Company’s funded debt to EBITDA ratio increases, the additional amount will also increase.

The new facility expires in January 2017, and contains customary representations, warranties and restrictive covenants, which include maintaining a funded debt to EBITDA leverage ratio of no greater than 3.50 to 1.00, and an EBIT to interest expense interest coverage ratio of no less than 3.00 to 1.00.  The new facility contains no net worth covenant and provides broader latitude to the Company with respect to acquisitions and dispositions and the incurrence of additional debt.  Similar to the prior agreement, EBITDA may be adjusted to exclude certain non-cash charges, including goodwill impairments, as well as cash restructuring and acquisition-related charges up to $2.0 million per trailing twelve month period.

Funds borrowed under the new facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect to spend approximately $5-7 million on capital expenditures during the remainder of 2012, and expect that depreciation and amortization expense for the remainder of the year will be approximately $6.7 million and $1.3 million, respectively.

In order to manage our interest rate exposure, we are party to $40.0 million of floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 2.17%.  In anticipation of future borrowings to fund organic growth and acquisitions, we have also entered into a forward-dated swap on $10 million that will become effective in March 2012 to take advantage of the current interest rate market.  Once this forward-dated swap becomes effective, our weighted average base borrowing rate on the swapped portion of our debt will be 2.29%.

The following table sets forth our capitalization at December 31, 2011 and June 30, 2011:

	December 31,	June 30,
	2011	2011
Short-term debt	-	1,800
Current portion of long-term debt	3,300	3,300
Long-term debt	61,000	46,500
Less cash and cash equivalents	(26,745)	(14,407)
Net debt	37,555	37,193
Stockholders' equity	244,510	245,613
Total capitalization	$ 282,065	$ 282,806

We sponsor a number of defined benefit and defined contribution retirement plans.  We have evaluated the current and long-term cash requirements of these plans.  Our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.  We expect our next required contribution to be in January 2013.

The Company’s pension plan for U.S. salaried employees was frozen as of January 2008.  The fair value of the Company's U.S. pension plan assets was $190.3 million at December 31, 2011, as compared to $191.2 million at the most recent measurement date, which occurred as of June 30, 2011.  The next measurement date to determine plan assets and benefit obligations will be on June 30, 2012.  Plan asset values at the next measurement date may not exceed benefit obligations and the plan may or may not require additional future contributions.

We have an insurance program in place to fund supplemental retirement income benefits for certain retired executives.  Current executives and new hires are not eligible for this program.  At December 31, 2011, the underlying policies have a cash surrender value of $18.5 million, less policy loans of $10.8 million.  As we have the legal right of offset, these amounts are reported net on our balance sheet.  The aggregate present value of future obligations was approximately $0.4 million and $0.6 million at December 31, 2011 and June 30, 2011, respectively.

In connection with the sale of the Berean Christian Bookstores completed in August 2006, we assigned all but one lease to the buyers.  During June 2009, the Berean business filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  The Berean assets were subsequently resold under section 363 of the Code.  The new owners of the Berean business have negotiated lower lease rates and extended lease terms at certain of the leased locations.  We remain an obligor on these leases, but at the renegotiated rates and to the original term of the leases.  The aggregate amount of our obligations in the event of default is $2.0 million at December 31, 2011, of which $1.5 million is not recorded on our balance sheet as a liability based on management’s assessment of the likelihood of loss.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At December 31, 2011, the aggregate fair value of the Company’s open foreign exchange contracts was ($0.1) million.

Our primary translation risk is with the Euro, British Pound Sterling, Canadian Dollar, Mexican Peso, Australian Dollar and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any of these foreign currencies to the U.S. Dollar at December 31, 2011, would not result in a material change in our operations, financial position, or cash flows.  We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we use interest rate swap agreements to modify our exposure to interest rate movements.  The Company’s currently effective swap agreements convert our base borrowing rate on $40.0 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average rate of 2.17% at December 31, 2011.  Due to the impact of the swaps, an increase in interest rates would not materially impact our interest expense for the three and six months ended December 31, 2011.

The Company’s effective rate on variable-rate borrowings, including the impact of interest rate swaps, under the revolving credit agreement decreased from 2.96% at June 30, 2011 to 2.32% at December 31, 2011.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of December 31, 2011, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

The Engineering Technologies, Food Service Equipment and Electronics and Hydraulics Groups are all sensitive to price increases for steel products, other metal commodities and petroleum based products.  In the past year, we have experienced price fluctuations for a number of materials including steel, copper wire, other metal commodities, refrigeration components and foam insulation.  These materials are some of the key elements in the products manufactured in these segments.  Wherever possible, we will implement price increases to offset the impact of changing prices.  The ultimate acceptance of these price increases, if implemented, will be impacted by our affected divisions’ respective competitors and the timing of their price increases.

ITEM 4.  CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, the Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is  (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Further, there was no change in the internal controls over financial reporting during the quarterly period ended December 31, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended December 31, 2011
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - October 31, 2011	4,322	$ 34.14	4,322	352,771

November 1 - November 30, 2011	8,497	37.56	8,497	344,274

December 1 - December 31, 2011	119	29.36	119	344,155

Total	12,938	$ 36.34	12,938	344,155

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

ITEM 5.  OTHER INFORMATION

The following is information that would otherwise be disclosed under Item 2.06, Material Impairments, of Form 8-K.

In December 2011, the Company reached a decision to divest its Air Distribution Products business (“ADP”).  As a result of this decision, the Company classified ADP as an asset group held for sale. Under the requirements of Accounting Standards Codification (“ASC”) 360, Impairment or Disposal of Long-Lived Assets, regarding the treatment of a business that has been classified as an asset group held for sale, the Company conducted an assessment of the recoverability of the net assets of the underlying business compared to their net realizable value based on a range of expected sale prices.  From that assessment, the Company concluded on December 21, 2011 that impairment charges of $14.9 million for goodwill and $5 million for fixed assets, consisting of real property, machinery and equipment used in the production of the products of ADP, would be recorded for the fiscal quarter ended December 31, 2011, to properly reflect the carrying value of ADP at its net realizable value.

The charges described above will be recorded as a component of discontinued operations.  The financial results of ADP are being reported as a discontinued operation for all periods presented, in accordance with ASC 205-20.

It is not anticipated that these impairment charges will result in future cash expenditures.

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

STANDEX INTERNATIONAL CORPORATION

Date:	February 13, 2012	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/CFO/Treasurer
(Principal Financial & Accounting Officer)

Date:	February 13, 2012	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer