Form 10-Q
period 2012-03-31
STANDEX INTERNATIONAL CORP/DE/
filed 2012-05-02
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012	Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	31-0596149
(State of incorporation)	(IRS Employer Identification No.)

11 KEEWAYDIN DRIVE, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Registrant's Common Stock outstanding on April 25, 2012 was 12,623,533

STANDEX INTERNATIONAL CORPORATION

INDEX

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Unaudited Condensed Consolidated Balance Sheets as of

March 31, 2012 and June 30, 2011

2

Unaudited Condensed Consolidated Statements of Operations for the

Three and Nine Months Ended March 31, 2012 and 2011

3

Unaudited Condensed Consolidated Statements of Cash Flows for the

Nine Months Ended March 31, 2012 and 2011

4

Notes to Unaudited Condensed Consolidated Financial Statements

5

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

18

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

28

Item 4.

Controls and Procedures

29

PART II.

OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

30

Item 6.

Exhibits

31

PART I. FINANCIAL INFORMATION
ITEM 1

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Balance Sheets

(In thousands)	March 31, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$ 32,165	$ 14,407
Accounts receivable, net	90,229	95,716
Inventories, net	76,158	74,805
Prepaid expenses and other current assets	16,578	5,345
Deferred tax asset	11,895	11,337
Current assets - discontinued operations	-	18,939
Total current assets	227,025	220,549
Property, plant, and equipment, net	83,994	87,088
Goodwill	101,311	102,439
Intangible assets, net	20,493	22,554
Other non-current assets	22,568	18,028
Non-current assets - discontinued operations	-	24,247
Total non-current assets	228,366	254,356
Total assets	$ 455,391	$ 474,905

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$ -	$ 1,800
Current portion of long-term debt	3,300	3,300
Accounts payable	51,279	68,205
Accrued expenses	42,993	43,825
Income taxes payable	3,693	3,404
Current liabilities - discontinued operations	-	7,603
Total current liabilities	101,265	128,137
Long-term debt	50,000	46,500
Accrued pension and other non-current liabilities	46,560	48,175
Non-current liabilities - discontinued operations	-	6,480
Total non-current liabilities	96,560	101,155
Stockholders' equity:
Common stock, par value $1.50 per share - 60,000,000
shares authorized, 27,984,278 issued, 12,536,325 and
12,448,632 outstanding at March 31, 2012 and June 30, 2011	41,976	41,976
Additional paid-in capital	34,119	33,228
Retained earnings	492,118	477,726
Accumulated other comprehensive loss	(47,480)	(44,928)
Treasury shares (15,447,953 shares at March 31, 2012
and 15,535,646 shares at June 30, 2011)	(263,167)	(262,389)
Total stockholders' equity	257,566	245,613
Total liabilities and stockholders' equity	$ 455,391	$ 474,905

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2012	2011	2012	2011
Net sales	$150,666	$134,321	$464,840	$419,675
Cost of sales	102,499	91,944	313,657	280,723
Gross profit	48,167	42,377	151,183	138,952
Selling, general, and administrative expenses	37,149	34,058	108,452	101,143
Gain on sale of real estate	(4,776)	-	(4,776)	(3,368)
Restructuring costs	229	167	1,452	1,469
Total operating expenses	32,602	34,225	105,128	99,244
Income from operations	15,565	8,152	46,055	39,708
Interest expense	(646)	(467)	(1,546)	(1,648)
Other non-operating income (expense)	7	(141)	292	(86)
Income from continuing operations before income taxes	14,926	7,544	44,801	37,974
Provision for income taxes	3,401	1,648	11,380	10,871
Income from continuing operations	11,525	5,896	33,421	27,103
Loss from discontinued operations, net of income taxes	(2,405)	(806)	(16,459)	(2,006)
Net income (loss)	9,120	5,090	16,962	25,097
Basic earnings (loss) per share:
Continuing operations	$ 0.92	$ 0.47	$ 2.67	$ 2.17
Discontinued operations	(0.19)	(0.06)	(1.31)	(0.16)
Total	$ 0.73	$ 0.41	$ 1.36	$ 2.01
Diluted earnings (loss) per share:
Continuing operations	$ 0.90	$ 0.46	$ 2.62	$ 2.13
Discontinued operations	(0.19)	(0.06)	(1.29)	(0.16)
Total	$ 0.71	$ 0.40	$ 1.33	$ 1.97

Cash dividends per share	$ 0.07	$ 0.06	$ 0.20	$ 0.17

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31,
(In thousands)	2012	2011
Cash flows from operating activities
Net income	$16,962	$25,097
Loss from discontinued operations	16,459	2,006
Income from continuing operations	33,421	27,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,146	9,562
Stock-based compensation	2,818	2,306

Gain from sale of real estate	(4,776)	(3,368)
Non-cash portion of restructuring charges	94	476
Net changes in operating assets and liabilities	(18,574)	(3,248)
Net cash provided by operating activities - continuing operations	23,129	32,831
Net cash (used in) operating activities - discontinued operations	(2,510)	(8,945)
Net cash provided by operating activities	20,619	23,886
Cash flows from investing activities
Expenditures for property, plant, and equipment	(8,213)	(4,831)
Expenditures for acquisitions, net of cash acquired	-	(26,603)
Proceeds from sales of real estate and equipment	5,163	5,745
Other investing activity	(238)	(1,641)
Net cash (used in) investing activities - continuing operations	(3,288)	(27,330)
Net cash provided by (used in) investing activities - discontinued operations	14,710	(103)
Net cash provided by (used in) investing activities	11,422	(27,433)
Cash flows from financing activities
Borrowings on revolving credit facility	195,500	64,000
Payments of revolving credit facility	(192,000)	(66,500)
Short-term borrowings, net	(1,800)	1,600
Other financing activity	(8,969)	-
Activity under share-based payment plans	247	259
Excess tax benefit from share-based payment activity	665	247
Purchases of treasury stock	(4,429)	(5,114)
Cash dividends paid	(2,506)	(2,127)
Net cash (used in) financing activities - continuing operations	(13,292)	(7,635)
Net cash (used in) financing activities - discontinued operations	-	-
Net cash (used in) financing activities	(13,292)	(7,635)
Effect of exchange rate changes on cash and cash equivalents	(991)	1,631
Net change in cash and cash equivalents	17,758	(9,551)
Cash and cash equivalents at beginning of year	14,407	33,630
Cash and cash equivalents at end of period	$32,165	$24,079

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and nine months ended March 31, 2012 and 2011, the cash flows for the nine months ended March 31, 2012 and 2011 and the financial position of the Company at March 31, 2012.  The interim results are not necessarily indicative of results for a full year.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2011.  The condensed consolidated balance sheet at June 30, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2011.  Unless otherwise noted, references to years are to the Company’s fiscal years.

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

2)

Discontinued Operations

In December 2011, the Company entered into a plan to divest its Air Distribution Products (“ADP”) business unit in order to allow the Company to focus its financial assets and managerial resources on its remaining portfolio of businesses.  The Company has concluded that all criteria of ASC 360-10 have been met as of December 31, 2011 to classify the business as an asset group held for sale.  In conjunction with classifying ADP as held for sale, the Company conducted an assessment of the recoverability of the net assets of the underlying business compared to its net realizable value based on a range of expected sale prices.  As a result of this assessment, the Company recorded impairment charges of $14.9 million to goodwill and $5.0 million to fixed assets in order to reflect the carrying value of ADP at its net realizable value.

On March 30, 2012, the Company completed the sale of the ADP business to a private equity buyer for consideration of $16.1 million, of which $3.0 million was a note secured by a first mortgages on ADP facilities in three locations.  During the quarter ended March 31, 2012, additional pre-tax charges of $2.6 million were taken in connection with the sale.  These charges related primarily to the impairment of a non-cancellable lease liability that the buyer elected not to assume as part of the purchase.

As a result of these actions, the Company is reporting the ADP segment as a discontinued operation for all periods presented in accordance with ASC 205-20.  Results of the ADP segment in current and prior periods have been classified as discontinued in the Condensed Consolidated Financial Statements to exclude the results from continuing operations.  Activity related to ADP and other discontinued operations for the three and nine months ended March 31, 2012 and 2011 is as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net sales	$13,307	$12,270	$43,536	$39,498
Pre-tax earnings	(3,689)	(1,274)	(25,789)	(3,036)
(Provision) benefit for taxes	1,284	468	9,330	1,030
Net loss from discontinued operations	($2,405)	($806)	($16,459)	($2,006)

Assets and liabilities related to discontinued operations to be retained by the Company recorded in the Condensed Consolidated Balance Sheets are as follows (in thousands):

March 31, 2012
Current assets	377
Other non-current assets	3,396
Accrued expenses	2,586
Accrued pension and other non-current liabilities	3,049

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

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

Items presented at fair value at March 31, 2012 and June 30, 2011 were (in thousands):

	March 31, 2012
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - KEYSOP Assets	$ 4,419	$ 4,419	$ -	$ -
Marketable securities - deferred compensation plan	1,819	1,819	-	-
Foreign exchange contracts	187	-	187	-

Liabilities
Interest rate swaps	$ 2,647	$ -	$ 2,647	$ -
Foreign exchange contracts	146	-	146	-

		June 30, 2011
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - KEYSOP Assets	$ 6,009	$ 6,009	$ -	$ -
Marketable securities - deferred compensation plan	1,366	1,366	-	-
Foreign exchange contracts	366	-	366	-

Liabilities
Interest rate swaps	$ 1,486	$ -	$ 1,486	$ -

During the three and nine months ended March 31, 2012, there were no transfers of assets or liabilities between hierarchical levels.  The Company’s policy is to recognize transfers between levels as of the date they occur.

4)

Inventories

Inventories are comprised of the following (in thousands):

March 31,	June 30,
2012	2011

Raw materials	$ 33,750	$ 31,292
Work in process	23,357	22,014
Finished goods	19,051	21,499
Total	$ 76,158	$ 74,805

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and were $4.8 million and $14.7 million for the three and nine months ended March 31, 2012, and $3.7 million and $12.7 million for the three and nine months ended March 31, 2011, respectively.

5)

Goodwill

Changes to goodwill during the nine months ended March 31, 2012 were as follows (in thousands):

		Translation
	June 30,	Adjustment	March 31,
	2011	and Other	2012
Food Service Equipment Group	$ 46,149	$ (354)	$ 45,795
Engraving Group	20,993	(238)	20,755
Engineering Technologies Group	11,370	52	11,422
Electronics Products Group	20,868	(588)	20,280
Hydraulics Products Group	3,059	-	3,059
Total	$ 102,439	$ (1,128)	$ 101,311

6)

Intangible Assets

Intangible assets consist of the following (in thousands):

Customer
	Relationships	Trademarks	Other	Total
March 31, 2012
Cost	$ 26,799	$ 9,406	$ 3,841	$ 40,046
Accumulated amortization	(15,979)	-	(3,574)	(19,553)
Balance, March 31, 2012	$ 10,820	$ 9,406	$ 267	$ 20,493

June 30, 2011
Cost	$ 27,549	$ 9,406	$ 4,736	$ 41,691
Accumulated amortization	(14,647)	-	(4,490)	(19,137)
Balance, June 30, 2011	$ 12,902	$ 9,406	$ 246	$ 22,554

Amortization expense for the three and nine months ended March 31, 2012 was $0.4 million and $1.5 million, respectively.  Amortization expense for the three and nine months ended March 31, 2011 was $0.5 million and $1.6 million, respectively.  At March 31, 2012, amortization expense is estimated to be $0.6 million in the remainder of 2012, $2.3 million in 2013, $1.9 million in 2014, $1.6 million in 2015, and $1.2 million in 2016.

7)

Debt

As of March 31, 2012, the Company’s debt is due as follows (in thousands):

Fiscal Year
2012	$ -
2013	-

2014	-
2015	-
2016	-
Thereafter	53,300
$ 53,300

Bank Credit Agreements

On January 5, 2012, the Company entered into a five-year $225 million unsecured Revolving Credit Facility (“Credit Agreement”), which includes a letter of credit sub-facility with a limit of $30 million and a $100 million accordion feature.  The new credit facility replaces the company’s existing $150 million five-year credit agreement that was scheduled to expire in September 2012.  Interest is payable on borrowings at either a LIBOR or base rate benchmark rate plus an applicable margin, which will fluctuate based on financial performance.  The Credit Agreement requires a ratio of funded debt to EBITDA (as defined in the Credit Agreement) of no greater than 3.5:1, an interest coverage ratio of no less than 3:1, as well as customary affirmative and negative covenants and events of default.  The Credit Agreement also includes certain requirements related to acquisitions and dispositions.  Borrowings under the Credit Agreement are guaranteed by the Company’s domestic subsidiaries and are unsecured.  The Company intends to use this Credit Agreement to fund potential acquisitions, to support organic growth initiatives and working capital needs, and for general corporate purposes.

As of March 31, 2012, the Company had the ability to borrow $175.0 million under this facility.  The Company also utilizes an uncommitted money market credit facility to help manage daily working capital needs.  The amount outstanding under this facility was $0 and $1.8 million at March 31, 2012 and June 30, 2011, respectively.

At March 31, 2012, the carrying value of the current borrowings under the facility approximated cost.

Other Long-Term Borrowings

The Company is a borrower under industrial revenue bonds totaling $3.3 million at March 31, 2012.  Because these bonds are remarketed on a monthly basis and a failed remarketing would trigger repayment of the bonds via a renewable letter of credit arrangement, they are classified as a current liability.  The Company does not anticipate a failed remarketing of the bonds and expects their repayment to occur upon their final maturity in 2018.

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

The Company’s effective swap agreements convert the base borrowing rate on $50.0 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 2.29% at March 31, 2012.  The fair value of the swaps recognized in accrued expenses and in other comprehensive income is as follows (in thousands):

Fair Value (in thousands)
Effective	Notional	Fixed	March 31,	June 30,

Date	Amount	Rate	Maturity	2012	2011
June 1, 2010	$ 5,000,000	2.495%	May 24, 2015	$ (294)	$ (203)
June 1, 2010	5,000,000	2.495%	May 24, 2015	(294)	(203)
June 8, 2010	10,000,000	2.395%	May 26, 2015	(553)	(365)
June 9, 2010	5,000,000	2.340%	May 26, 2015	(268)	(172)
June 18, 2010	5,000,000	2.380%	May 24, 2015	(276)	(180)
September 21, 2011	5,000,000	1.280%	September 21, 2013	(71)	(52)
September 21, 2011	5,000,000	1.595%	September 22, 2014	(137)	(55)
March 15, 2012	10,000,000	2.745%	March 15, 2016	(754)	(256)
				$ (2,647)	$ (1,486)

The Company reported no losses for the three and nine months ended March 31, 2012, as a result of hedge ineffectiveness.  Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive loss related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign sales, foreign purchases of materials, and loan payments to and from subsidiaries.  The Company enters into such contracts for hedging purposes only.  For hedges of intercompany loan payments, the Company has not elected hedge accounting due to the general short-term nature and predictability of the transactions, and records derivative gains and losses directly to the statement of operations.  At March 31, 2012 and June 30, 2011, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized gains of $0.0 million and $0.4 million, respectively, which approximate the unrealized gains and losses on the related loans.  In general, these contracts mature in less than one year.  The notional amounts of the Company’s forward contracts, by currency, are as follows:

	Notional Amount
	(in native currency)
	March 31,	June 30,
Currency	2012	2011
Mexican Peso	19,185,086	15,756,000
Euro	7,334,925	5,964,800
British Pound Sterling	3,341,927	1,000,750
Canadian Dollar	2,550,950	2,875,350
Singapore Dollar	500,000	1,000,000
Australian Dollar	170,150	527,700

9)

Retirement Benefits

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three and nine months ended March 31, 2012 and 2011 consisted of the following components:

	U.S. Plans
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2012	2011	2012	2011

Service cost	$ 111	$ 111	$ 335	$ 333
Interest cost	2,994	3,037	8,981	9,113
Expected return on plan assets	(3,833)	(3,944)	(11,500)	(11,833)
Recognized net actuarial loss	1,203	1,086	3,611	3,257
Amortization of prior service cost	28	35	84	106
Net periodic benefit cost	$ 503	$ 325	$ 1,511	$ 976

	Non-U.S. Plans
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2012	2011	2012	2011
Service cost	$ 9	$ 10	$ 26	$ 30
Interest cost	436	424	1,325	1,246
Expected return on plan assets	(379)	(377)	(1,148)	(1,109)
Recognized net actuarial loss	132	152	396	448
Amortization of prior service cost	(14)	(15)	(45)	(44)
Net periodic benefit cost	$ 184	$ 194	$ 554	$ 571

The Company expects to pay $1.4 million in required contributions to the plans during 2012.  Contributions of $0.3 million and $1.0 million were made during the three and nine months ended March 31, 2012, respectively.

10)

Income Taxes

The Company's effective tax rate for the three months ended March 31, 2012 was 22.8% compared with 21.8% for the same period last year.  The effective tax rates for the third quarters of 2012 and 2011 both reflect the impact of the reversal of income tax reserves for uncertain tax positions.  These reserves were determined to be no longer needed due to the expiration of applicable statutes of limitations.   The Company's effective tax rate for the nine months ended March 31, 2012 was 25.4% compared with 28.6% for same period last year.  The lower effective tax rate includes the impact of a decrease in the statutory tax rate in the United Kingdom on deferred tax liabilities recorded in prior periods due to a change in U.K. tax law enacted in the second quarter of 2012 and the impact of the reversal of income tax contingency reserves during the third quarter of 2012.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as the income tax of multiple state and non-U.S. jurisdictions.  The Company's U.S. tax returns for the years ended June 30, 2009 and June 30, 2010 are currently under audit with the IRS.  The Company anticipates completion of the audit in the fourth quarter with no unfavorable adjustments.

11)

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Basic - Average shares outstanding	12,527	12,450	12,514	12,484
Effect of dilutive securities:
Unvested stock awards	231	267	243	258
Diluted - Average shares outstanding	12,758	12,717	12,757	12,742

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share.  No options to purchase common stock were excluded from the calculation of diluted earnings per share as anti-dilutive for the three and nine months ended March 31, 2012 and 2011, respectively.

52,047 and 60,642 performance stock units are excluded from the diluted earnings per share calculation as the performance criteria have not been met for the three and nine months ended March 31, 2012 and 2011, respectively.

12)

Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive loss are as follows (in thousands):

	March 31,	June 30,
	2012	2011
Foreign currency translation adjustment	$ 11,663	$ 15,617
Unrealized pension losses, net of tax	(57,498)	(59,572)
Unrealized losses on derivative instruments, net of tax	(1,645)	(973)
Total	$ (47,480)	$ (44,928)

Total comprehensive income (loss) and its components in detail, including reclassification adjustments, for the three and nine months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2012	2011	2012	2011
Net income (loss):	$ 9,120	$ 5,090	$16,962	$25,097
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	(190)	(296)	(30)	(743)
Amortization of unrecognized costs	1,391	1,312	4,214	3,903
Derivative instruments:
Change in unrealized gains and losses	(91)	91	(1,653)	(157)
Amortization of unrealized gains and losses into interest expense	137	167	573	614
Other comprehensive income (loss) before tax:	1,247	1,274	3,104	3,617

Income tax provision (benefit):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	51	84	2	210
Amortization of unrecognized costs	(513)	(483)	(2,112)	(1,448)
Derivative instruments:
Change in unrealized gains and losses	35	(30)	626	53
Amortization of unrealized gains and losses into interest expense	(53)	(58)	(218)	(212)
Income tax provision to other comprehensive income (loss):	(480)	(487)	(1,702)	(1,397)
Foreign currency translation adjustment	2,969	2,674	(3,954)	8,163
Other comprehensive income (loss), net of tax:	3,736	3,461	(2,552)	10,383
Comprehensive income (loss)	$12,856	$ 8,551	$14,410	$35,480

13)

Contingencies

From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business.  While the outcome of these proceedings and claims cannot be predicted with certainty, the Company’s management does not believe that the outcome of any of the currently existing legal matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.  The Company accrues for losses related to the litigation when the Company’s management considers a potential loss probable and can reasonably estimate such loss.  With respect to the matter set forth below, the Company’s management has determined a potential loss is not probable or reasonably estimable at this time.

In August, 2008, a redhibition action was filed in Lafayette, Louisiana by Ultra Pure Water Technologies, Inc. (“Ultra Pure”) against Master-Bilt Products, an unincorporated division of Standex.  Redhibition is a civil action in which a buyer may seek damages against a seller for goods sold with allegedly hidden defects.  The suit alleges defects in Master-Bilt ice merchandisers which were sold to Master-Bilt’s customer, who then sold them to Ultra Pure.  The damages sought by Ultra Pure arise out of the alleged lost profits purportedly sustained when the Master-Bilt merchandisers were made part of a self-contained ice making system designed by Ultra Pure, called the “ICEX Ice Island.”  Ultra Pure alleges that the ICEX units did not operate as anticipated at customer locations.  Standex has been aggressively defending the action, and was granted summary judgment on September 20, 2011.  In October, 2011, Ultra Pure filed a motion notifying the court of its intent to appeal, and in January 2012, Ultra Pure filed its appellate brief with the Louisiana Third Circuit Court of Appeal, where a decision is pending.  That decision may be further appealed by either party after the Court of Appeals renders its decision.  The Company believes that we have meritorious defenses to the allegations, however, at this stage of the proceeding the Company is unable to predict whether the summary judgment dismissal will be sustained or not by the Appellate Court, or the final outcome of this matter at this time.  If the outcome results in a remand of the case back to the trial court, the result of the litigation is not assured given the unpredictability and uncertainty inherent in any jury trial.  If an unfavorable outcome were to occur, there is a possibility that the Company’s financial position and results of operations and cash flows could be negatively affected, although the Company is not yet able to estimate a range of possible loss.

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

•

Electronics Products Group – manufacturing and selling of electronic components for applications throughout the end-user market spectrum.

•

Hydraulics Products Group – manufacturing and selling of single- and double-acting telescopic and piston rod hydraulic cylinders.

During the third quarter of 2012, the Company evaluated its reportable segments and determined that, due to the disposal of the Air Distribution Products business, the Electronics Products Group met the quantitative thresholds to be separately disclosed as a reportable segment.  As this group was previously combined with our Hydraulics business to form the Electronics and Hydraulics segment, the Hydraulics business is now also reported separately as the Hydraulics Products Group.  Amounts applicable to 2011 have been reclassified to conform to the new segment presentation.

Net sales and income (loss) from continuing operations by segment for the three and nine months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three Months Ended March 31,
	Net Sales		Income from Operations
	2012	2011	2012	2011
Segment:
Food Service Equipment Group	$ 87,906	$ 83,279	$ 6,418	$ 6,795
Engraving Group	24,028	21,992	4,712	3,555
Engineering Technologies Group	18,765	10,996	3,083	1,563
Electronics Products Group	11,973	11,620	2,226	1,859
Hydraulics Products Group	7,994	6,434	1,544	689
Restructuring costs			(229)	(167)
Gain on sale of real estate			4,776	-
Corporate			(6,965)	(6,142)
Sub-total	$ 150,666	$ 134,321	$ 15,565	$ 8,152
Interest expense			(646)	(467)
Other non-operating income			7	(141)
Income from continuing operations before income taxes			$ 14,926	$ 7,544

	Nine Months Ended March 31,
	Net Sales		Income from Operations
	2012	2011	2012	2011
Segment:
Food Service Equipment Group	$ 288,064	$ 268,561	$ 28,502	$ 27,922
Engraving Group	68,849	63,435	13,000	10,875
Engineering Technologies Group	51,415	37,025	9,341	7,780
Electronics Products Group	34,851	34,619	6,159	5,655
Hydraulics Products Group	21,661	16,035	3,001	1,632
Restructuring costs			(1,452)	(1,469)
Gain on sale of real estate			4,776	3,368
Corporate			(17,272)	(16,055)
Sub-total	$ 464,840	$ 419,675	$ 46,055	$ 39,708
Interest expense			(1,546)	(1,648)
Other non-operating income			292	(86)
Income from continuing operations before income taxes			$ 44,801	$ 37,974

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

15) Restructuring

The Company has undertaken cost reduction and facility consolidation initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

Three Months Ended			Nine Months Ended
March 31, 2012			March 31, 2012

Involuntary			Involuntary
Employee			Employee
Severance			Severance
and Benefit			and Benefit
Costs	Other	Total	Costs	Other	Total

2012 Restructuring Initiatives	$ 218	$ 11	$ 229	$ 718	$ 156	$ 874
Prior year initiatives	-	-	-	87	491	578
	$ 218	$ 11	$ 229	$ 805	$ 647	$ 1,452

	Three Months Ended			Nine Months Ended
	March 31, 2011			March 31, 2011

	Involuntary			Involuntary
	Employee			Employee
	Severance			Severance
	and Benefit			and Benefit
	Costs	Other	Total	Costs	Other	Total
Prior year initiatives	$ 154	$ 13	$ 167	$ 289	$ 1,180	$ 1,469

2012 Restructuring Initiatives

During the first quarter of 2012, the Company transferred production of the Kool Star product line from Nogales, Mexico, to New Albany, Mississippi, where it is being integrated into the Master-Bilt manufacturing operations.  Restructuring costs of $0.1 and $0.3 million were incurred in carrying out this initiative during the three and nine months ended March 31, 2012, respectively.  Additionally, the Company continued to reduce headcount across several divisions as part of our ongoing commitment to achieving operational efficiency.  Restructuring costs of $0.1 million and $0.6 million were incurred as part of this initiative during the three and nine months March 31, 2012, respectively.  The Company expects restructuring expenses related to 2012 initiatives to be between $2.0 and $2.5 million.

Activity in the reserves related to 2012 restructuring initiatives is as follows (in thousands):

	Involuntary
	Employee
	Severance
	and Benefit
	Costs	Other	Total
Restructuring liabilities at June 30, 2011	$ -	$ -	$ -
Additions and adjustments	718	86	804
Payments	(684)	(86)	(770)
Restructuring liabilities at March 31, 2012	$ 34	$ -	$ 34

Prior Year Initiatives

During the fourth quarter of 2011, the Company began the integration of the newly-acquired Tri-Star manufacturing operations into an existing production facility in Nogales, Mexico.  Production was transferred during the first quarter of 2012, and restructuring charges of $0 and $0.6 million were incurred in the three and nine months ended March 31, 2012, respectively, and $0.9 million have been incurred to date.

Activity in the reserves related to prior year restructuring initiatives is as follows (in thousands):

Involuntary
Employee
Severance
and

Benefit
Costs	Other	Total	Restructuring liabilities at June 30, 2011
$ 10	$ -	$ 10	Additions and adjustments
87	491	578	Payments
(97)	(491)	(588)	Restructuring liabilities at March 31, 2012
$ -	$ -	$ -

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2012			March 31, 2012

	Involuntary			Involuntary
	Employee			Employee
	Severance			Severance
	and Benefit			and Benefit
	Costs	Other	Total	Costs	Other	Total
Food Service Equipment Group	$ 90	$ 11	$ 101	$ 220	$ 647	$ 867
Engraving Group	128	-	128	559	-	559
Corporate	-	-	-	26	-	26
	$ 218	$ 11	$ 229	$ 805	$ 647	$ 1,452

	Three Months Ended			Nine Months Ended
	March 31, 2011			March 31, 2011

	Involuntary			Involuntary
	Employee			Employee
	Severance			Severance
	and Benefit			and Benefit
	Costs	Other	Total	Costs	Other	Total
Food Service Equipment Group	$ 70	$ 13	$ 83	$ 70	$ 1,180	$ 1,250
Engraving Group	23	-	23	131	-	131
Corporate	61	-	61	88	-	88
	$ 154	$ 13	$ 167	$ 289	$ 1,180	$ 1,469

16)

Gain on Sale of Real Estate

During the three months ended March 31, 2012, the Company completed the sale of an Engraving Group facility in Sao Paolo, Brazil, which will be replaced by a leased facility more suited to the Company’s operational needs.  Proceeds from the sale were $5.1 million and the sale resulted in a pre-tax gain of $4.8 million, net of related costs.

During the nine months ended March 31, 2012, the Company completed the sale of a parcel of real estate in Lyon, France, on which it had previously operated an Engraving Group facility.  Proceeds from the sale were $4.6 million and the sale resulted in a pre-tax gain of $3.4 million, net of related costs.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Quarterly Report on Form 10-Q that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” "may," “will,” “expect," "believe," "estimate," "anticipate," ”intends,” "continue," or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company’s business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired.  These factors include, but are not limited to material adverse or unforeseen legal judgments, fines, penalties or settlements, conditions in the financial and banking markets, including fluctuations in the exchange rates and the inability to repatriate foreign cash, general and international recessionary economic conditions, including the impact, length and degree of any continuing recessionary conditions on the customers and markets we serve and more specifically conditions in the food service equipment, automotive, construction, aerospace, energy, housing, transportation and general industrial markets, lower-cost competition, the relative mix of products which impact margins and operating efficiencies, both domestic and foreign, in certain of our businesses, the impact of higher raw material and component costs, particularly steel, petroleum based products and refrigeration components, commodity pricing fluctuations, an inability to realize the expected cost savings from restructuring activities, effective completion of plant consolidations, cost reduction efforts, including procurement savings and productivity enhancements, capital management improvements, strategic capital expenditures, and the implementation of lean enterprise manufacturing techniques, the inability to achieve the savings expected from the sourcing of raw materials and diversification efforts in emerging markets, the inability to achieve desired results from growth initiatives relating to new products, expansion of geographic coverage and sales channels, and the inability to achieve synergies contemplated by the Company relating to a variety of matters including acquisitions and the development of new technologies.  Other factors that could impact the Company include changes to future pension funding requirements and the failure by the purchaser of our former Berean bookstore chain to satisfy its obligations under those leases where the Company remains an obligor.  In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

Overview

We are a leading manufacturer of a variety of products and services for diverse commercial and industrial market segments.  We have five reportable segments:  Food Service Equipment Group, Engraving Group, Engineering Technologies Group, Electronics Products Group, and the Hydraulics Products Group.  Our ongoing “Focused Diversity” strategy is to deliver superior returns and greater shareholder value through the identification of and investment in businesses that provide value-added and technology-driven customer solutions.

As part of this ongoing strategy, in December 2011, the Company decided to divest its Air Distribution Products (“ADP”) business unit, which was previously reported as a stand-alone segment.  We determined that as a more commodity-like product, ADP was not well aligned with our strategic objectives.  On March 30, 2012, we completed the sale of ADP to a private equity buyer for consideration of $13.1 million in cash and a $3.0 million secured note.  We anticipate using the proceeds from the sale to further implement our “Focused Diversity” strategy.

During fiscal 2009 and 2010, our focus had been on reducing our cost structure through company-wide headcount reductions, plant consolidations, procurement savings, and improved productivity in all aspects of our operations.  These cost reduction efforts have allowed the Company to significantly improve margins and improve profitability despite sales just now returning to above their pre-recession peak.  In addition to the focus on cost reductions, we have improved the Company’s liquidity through working capital management, constraining capital expenditures to the most strategically important projects, and sale of excess land and buildings.  These efforts have provided us with the liquidity to pursue acquisitive growth initiatives, as evidenced by the $26.6 million expended on four strategic acquisitions during 2011.

We had a net debt to capital ratio of 7.6% at March 31, 2012, and our plan is to continue to leverage our balance sheet to make accretive acquisitions that have sales and/or cost synergies that will provide for the acceleration of profitable growth for our existing business units.

We also continue to focus our attention on driving market share gains in what we expect will be a highly competitive, low-growth environment in our end-user markets.  Each of our business units has developed a series of top-line initiatives that we believe will provide opportunities for market share gains which should supplement future economic growth in our markets.  These growth initiatives include new product introductions, expansion of product offerings through private labeling and sourcing agreements, geographic expansion of sales coverage and the use of new channels of sales, leveraging strategic customer relationships, development of energy efficient products, new applications for existing products and technology, and next generation products and services for our end-user markets.  Also, in light of commodity inflation that a number of our business units have experienced, we have initiated a number of price increases in the marketplace in order to at least partially offset these cost increases and improve profitability.  At the same time, over the past several years we have created a strong lean enterprise culture, developed low cost sourcing capabilities, and established low cost manufacturing operations in Mexico and China within our business units, through which we seek continuous improvement in our manufacturing processes, working capital management, and overall cost structure.

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

We monitor a number of key performance indicators (“KPIs”) including net sales, income from operations, backlog, effective income tax rate, and gross profit margin.  A discussion of these KPIs is included within the discussion below.  We may also supplement the discussion of these KPIs by identifying the impact of foreign exchange rates, acquisitions, and other significant items when they have a material impact on the discussed KPI.  We believe that the discussion of these items provides enhanced information to investors by disclosing their consequence on the overall trend in order to provide a clearer comparative view of the KPI where applicable.  For discussion of the impact of foreign exchange rates on KPIs, the Company calculates the impact as the difference between the current period KPI calculated at the current period exchange rate as compared to the KPI calculated at the historical exchange rate for the prior period.  For discussion of the impact of acquisitions, we isolate the effect to the KPI amount that would have existed regardless of our acquisition.  Sales resulting from synergies between the acquisition and existing operations of the Company are considered organic growth for the purposes of our discussion.

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollar amounts in thousands)	2012	2011	2012	2011
Net sales	$ 150,666	$134,321	$ 464,840	$419,675
Gross profit margin	32.0%	31.5%	32.5%	33.1%
Income from operations	15,565	8,152	46,055	39,708
Backlog as of March 31	118,750	101,072	118,750	101,072

Net Sales
	Three Months Ended	Nine Months Ended
(In thousands)	March 31, 2012	March 31, 2012
Net sales, prior period	$ 134,321	$ 419,675
Components of change in sales:
Effect of exchange rates	(748)	1,551
Effect of acquisitions	3,156	14,117
Organic sales change	13,937	29,497
Net sales, current period	$ 150,666	$ 464,840

Net sales for the third quarter of 2012 increased $16.3 million, or 12.2%, when compared to the same period of 2011.  This change was due to organic sales increases of $13.9 million, or 10.4%, the impact of acquisitions of $3.2 million, or 2.3%, and unfavorable foreign exchange impact of $0.7 million, or 0.5%.  Net sales for the first nine months of 2012 increased $45.2 million, or 10.8%, when compared to the first nine months of 2011.  This change was due to organic sales increases of $29.5 million, or 7.0%, the impact of acquisitions of $14.1 million, or 3.4%, and foreign exchange impact of $1.6 million, or 0.4%.

Gross Profit Margin

Our gross profit margin increased to 32.0% for the third quarter of 2012 versus 31.5% in the same quarter of last year, as we had increases across all segments except Food Service Equipment, where gross margins were impacted by factors including sales mix, pricing, commodity inflation and the impact of facility consolidations on productivity during the quarter.

For the nine months ended March 31, 2012, gross margin was 32.5% as compared to 33.1% for the same period in 2011.  This decrease was primarily due to the sales mix among our segments, as gross margin in the Food Service Equipment Group, which comprised over half of our revenue, was down from the prior period.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses for the third quarter of 2012 were $37.1 million, or 24.7% of sales, compared to $34.1 million, or 25.4% of sales, reported for the same period a year ago.  For the nine months ended March 31, 2012, Selling, General, and Administrative Expenses were $108.5 million, or 23.3% of sales, compared to $101.1 million, or 24.1% of sales, for the first nine months of 2011.  This improvement in SG&A percentage achieved in both periods is reflective of our efforts to tightly control expenses and to maintain a lean headcount profile while we leverage increased sales levels in our end user markets.

Income from Operations

Income from operations for the third quarter of 2012 was $15.6 million, compared to $8.2 million reported for the same period a year ago, an increase of 90.9%.  The third quarter of 2012 included a $4.8 million gain on the sale of property from an Engraving Group operation in Sao Paolo, Brazil, as we will be relocating to a leased facility more suited to our operational needs.

Income from operations for the nine months ended March 31, 2012, was $46.1 million, compared to $39.7 million for the same period last year, an increase of 16.0%.  During the nine months ended March 31, 2012, income from operations included the gain on the Sao Paolo facility, while the nine months ended March 31, 2011 included a $3.4 million gain from the sale of a former facility in Lyon, France.

Interest Expense

Interest expense for the third quarter of 2012 increased 38.3%, from $467,000 to $646,000, as our new credit facility entered into in January has a higher spread over  the base LIBOR  rate than the facility it replaces.  For the nine months ended March 31, 2012, interest expense decreased from $1.6 million to $1.5 million, or 6.2%.  This decrease is due to lower overall average borrowings as compared to the first nine months of 2011.

Income Taxes

Our effective tax rate for the three months ended March 31, 2012 was 22.8% compared with 21.8% for the same period last year.  The effective tax rates for the third quarters of 2012 and 2011 both reflect the impact of the reversal of income tax reserves for uncertain tax positions.  These reserves were determined to be no longer needed due to the expiration of applicable statutes of limitations.   Our effective tax rate for the nine months ended March 31, 2012 was 25.4% compared with 28.6% for same period last year.  The lower effective tax rate includes the impact of a decrease in the statutory tax rate in the United Kingdom on deferred tax liabilities recorded in prior periods due to a change in U.K. tax law enacted in the second quarter of 2012 and the impact of the reversal of income tax contingency reserves during the third quarter of 2012.

Backlog

Backlog increased $17.7 million, or 17.5%, to $118.8 million at March 31, 2012, from $101.1 million at March 31, 2011.  The overall increase is attributable to bookings from the newly-acquired Metal Spinners Group in the Engineering Technologies Group, as well as increased bookings across the majority of our segments.

Segment Analysis

Food Service Equipment Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
	2012	2011	Change	2012	2011	Change
Net sales	$87,906	$83,279	5.6%	$288,064	$268,561	7.3%
Income from operations	6,418	6,795	-5.5%	28,502	27,922	2.1%
Operating income margin	7.3%	8.2%		9.9%	10.4%

Net sales in the third quarter of fiscal 2012 increased $4.6 million, or 5.6%, from the same period one year earlier.  This increase includes a minor negative effect of foreign exchange rates of $0.2 million, or 0.2%.  Our Refrigerated Solutions businesses continued to drive the top line with strong sales to quick service and national chain restaurant customers.  The cold side continues to realize increased demand for our newer value-line products and new sales opportunities in the dollar store market segment, where the Group offers a strong value proposition, to offset ongoing decline in the drugstore segment.  We also continue to broaden our advanced refrigeration technology  product lines such as ultra-low temperature refrigeration products launched this quarter for scientific applications such as bone marrow and human/animal/plant tissue storage  and new solutions for our traditional customers such as rack refrigeration systems and endless cases.  Our Cooking Solutions businesses had a difficult quarter as several key programs with large chains slowed orders during the period and the UK grocery store segment continued to be significantly impacted by economic conditions in Europe.  The hot side did however experience sequentially improving bookings during the quarter and we believe that this bookings momentum will continue into the fourth quarter.

Net sales in the nine months ended March 31, 2012 increased $19.5 million, or 7.3%, from the same period one year earlier.  This includes the positive effect of foreign exchange rates of $0.5 million, or 0.2%.  Our Refrigerated and Cooking Solutions sales are up roughly 5% for the year, while our Custom Solutions businesses are up over 10% for the year.

Income from operations for the third quarter of fiscal 2012 was down $0.4 million, or 5.5%, from the same period last year.  The return on sales decreased from 8.2% in the prior year to 7.3% for the quarter.  The effects of foreign exchange rates had minimal impact on the quarter.  The volume increases over the prior year quarter were not sufficient to offset the impact of negative mix, higher warranty costs, and pricing changes as we saw increased sales of lower margin to dealers, especially in the Cooking businesses.  We continue to implement pricing, productivity and cost reduction initiatives in order to improve operating margins.  A major systems conversion and upgrade at our Nor-Lake business unit on the Refrigerated side was successfully completed during the quarter with minimal customer disruption.

Income from operations for the first nine months of fiscal 2012 increased $0.6 million, or 2.1%, when compared to the first nine months of 2011.  The Group’s return on sales year to date decreased from 10.4% to 9.9%.  The impact of the $19.5 million volume increase was offset by a combination of negative pricing and sales mix changes and inflationary increases in material costs.  We believe that the shop floor inefficiencies created by the relocation the of Tri-Star and Kool Star operations which negatively impacted the second and third quarters have been resolved such that we will realize the positive impacts of these moves on  our cost structure going forward.

Engraving Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
	2012	2011	Change	2012	2011	Change
Net sales	$24,028	$21,992	9.3%	$68,849	$63,435	8.5%
Income from operations	4,712	3,555	32.5%	13,000	10,875	19.5%
Operating income margin	19.6%	16.2%		18.9%	17.1%

Net sales in the third quarter increased by $2.0 million, or 9.3%, when compared to the same quarter in the prior year including an unfavorable foreign exchange impact of $0.5 million.  Engraving experienced record sales levels in the North American, European and Chinese mold texturizing markets.  While the automotive business can be lumpy, we anticipate the fourth quarter will continue to benefit from a solid schedule of automotive product launches.  The Roll, Plate, and Machinery markets remain depressed as they have been negatively impacted by the ongoing recession in the housing building product segments in the US and economic conditions in both Europe and Brazil.

Net sales for the nine months ended March 31, 2012 increased by $5.4 million, or 8.5%, when compared to the first nine months of the prior year.  Favorable foreign exchange accounted for $0.6 million of this increase, which was driven by strong mold texturing sales worldwide in the automotive markets in North America, Europe & China.

Income from operations for the quarter ended March 31, 2012 increased $1.2 million, or 32.5% when compared to the same quarter last year as strong sales continue to drive improved profitability.

Income from operations in the first nine months of 2012 increased by $2.1 million, or 19.5%, when compared to the first nine months of the prior fiscal year on factors similar to the quarter.

Engineering Technologies Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
	2012	2011	Change	2012	2011	Change
Net sales	$18,765	$10,996	70.7%	$51,415	$37,025	38.9%
Income from operations	3,083	1,563	97.2%	9,341	7,780	20.1%
Operating income margin	16.4%	14.2%		18.2%	21.0%

Net sales increased by $7.8 million, or 70.7%, in the third quarter of 2012 when compared to the prior year.  The acquisition of the Metal Spinners Group in March of 2011 accounted for the majority of the increase in sales.  In addition, sales increased in the Aerospace, Energy, and Nuclear segments of the Spincraft business.

Year to date sales increased by $14.4 million, or 38.9%, compared to the prior year. Increased sales from the acquisition of Metal Spinners Group along with improvements in the Aerospace segment account for the increase. Energy segment sales remain well below prior year levels, but we are optimistic that the increase in sales during the third quarter is a sign that customer demand in this segment is beginning to improve.

Income from operations increased by $1.5 million, or 97.2%, in the third quarter of 2012 when compared to the prior year.  The increase was primarily due to the acquisition of Metal Spinners.

Year to date operating income increased by $1.6 million compared to the prior year period.  Operating income from the Metal Spinners acquisition was partially offset by volume reductions in the Energy segment at Spincraft.

Electronics Products Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
	2012	2011	Change	2012	2011	Change
Net sales	$11,973	$11,620	3.0%	$34,851	$34,619	0.7%
Income from operations	2,226	1,859	19.7%	6,159	5,655	8.9%
Operating income margin	18.6%	16.0%		17.7%	16.3%

Electronics Products Group sales increased $0.4 million or 3.0% in the third quarter of 2012 when compared to 2011.  An improvement in the core business and the launch of several new customer programs favorably impacted sales.  Although sales of reed switches were down in total from Q3 FY11, we did see strengthening in bookings during the quarter as orders from customers in China and Asia Pacific improved.  As a result we have reinstated a third shift in our UK reed switch production facility.  During the quarter we began the launch of several new customer programs and expect that this trend will continue over the next several quarters as we have a number of new programs in HVAC, dishwasher appliance, and medical devices scheduled to begin.  We anticipate that these new programs could result in incremental sales of $1 million per quarter when fully implemented which we expect to occur by the end of the second quarter of fiscal 2013.

Sales for the nine months ending March 31, 2012 increased 0.7% from the same period last year.  The impact of new programs and price improvements has been mostly offset by lower sales to several large OEM customers and softness in reed switch sales to customers in China and Asia Pacific.

Income from operations increased $0.4 million or 19.7% compared to the third quarter of 2011 despite an unfavorable sales mix as sales of high margin reed switches were down year over year.  Earnings as a percent of sales improved from 16.0% to 18.6% primarily due to ongoing cost reduction initiatives.  Overall, we remain excited about the prospects for this business as we expect to see Electronics benefit from ongoing top-line growth initiatives coupled with our low cost manufacturing position.

For the nine months ended March 31, 2012, income from operations increased $0.5 million, or 8.9%.  Cost reductions drove the improvement in profitability.

Hydraulics Products Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
	2012	2011	Change	2012	2011	Change
Net sales	$ 7,994	$ 6,434	24.2%	$21,661	$16,035	35.1%
Income from operations	1,544	689	124.1%	3,001	1,632	83.9%
Operating income margin	19.3%	10.7%		13.9%	10.2%

Net sales increased $1.6 million or 24.2%, for the three months ended March 31, 2012 when compared with the three months ended March 31, 2011.  The domestic dump trailer market continues to improve with end markets such as oil and gas, construction, and municipalities driving the increase in demand.  Market share gains were also a major contributor to top line growth in the quarter as sales of new applications were won at two large OEMs in the refuse market in the US. Geographic sales initiatives in international markets including Chile, Brazil, Thailand, and Australia that we are able to serve from our Tianjin, China, operation also continues to benefit the top line.

Net sales for the nine months ended March 31, 2012 increased $5.6 million, or 35.1%, when compared to the same period in 2011, as we continued to see improvements in the US domestic market coupled with the aforementioned growth in the domestic refuse and international markets.

Income from operations during the quarter increased $0.9 million or 124.1% for the three months ended March 31, 2012 versus the same period in 2011.  The increase in quarterly income can be attributed to the increase in total sales revenue and the recent sales success for products manufactured  in China.  Profitability has also benefited from several value engineering projects which have improved productivity at our US based manufacturing facility.

Income from operations during the nine months ended March 31, 2012 increased by $1.4 million, or 83.9%, as compared to the nine months ended March 31, 2011 consistent with the discussion above relative to the third quarter.

Corporate and Other

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
	2012	2011	Change	2012	2011	Change
Income (loss) from operations:
Corporate	$(6,965)	$(6,142)	13.4%	$(17,272)	$(16,055)	7.6%
Gain on sale of real estate	4,776	-	N/A	4,776	3,368	41.8%
Restructuring	$ (229)	$ (167)	37.1%	$ (1,452)	$ (1,469)	-1.2%

Corporate expenses of $7.0 million in the third quarter of 2012 increased $0.8 million, or 13.4% compared to 2011.  Year-to-date, corporate expenses increased $1.2 million, or 7.6% driven primarily by incremental incentive compensation costs.

During the third quarter of 2012, we sold our Engraving Group facility in Sao Paolo, Brazil for a gain of $4.8 million.  We are relocating this operation to a leased facility better suited to our future operational needs.  In connection with this relocation, we expect to incur restructuring expenses of $0.03 to $0.04 per diluted share during the fourth quarter of 2012 and first quarter of 2013.  During the first quarter of 2011, we sold the facility related to a former Engraving Group operation in Lyon, France.  The Company recorded a gain of $3.4 million upon closure of the sale, $0.3 million of which was recorded in the second quarter.

During the third quarter of 2012, the Company incurred restructuring expenses of $0.2 million, compared to expenses of $0.2 million in the prior year quarter.  Restructuring costs in 2012 consisted of $0.1 of severance expense due to headcount reductions in the Engraving Group’s European operations and costs related to facility and production line consolidations in the Food Service Group totaling $0.1 million.  During the third quarter of 2011, the Company incurred restructuring charges of $0.2 million which consisted primarily of costs related to the closure of a Food Service Equipment Group facility in Dallas.  For the nine months ended March 31, 2012, restructuring costs consisted of $0.6 million of headcount reduction in the Engraving Group and at corporate, and facility and production line consolidations in the Food Service Group totaling $0.9 million.  For the nine months ended March 31, 2011, restructuring costs consisted primarily of $1.2 million of charges related to the closure of a Food Service Equipment Group facility in Dallas, as well as headcount reduction costs at Corporate and in the Engraving Group totaling $0.2 million.

Discontinued Operations

In December 2011, we decided to divest the Air Distribution Products (“ADP”) business unit.  In connection with this decision, the Company adjusted the carrying value of ADP’s assets to their net realizable value based on a range of expected sale prices.   As a result, the Company recorded goodwill impairment charges of $14.9 million and impairment charges of $5.0 million to fixed assets.  The decision to divest ADP resulted in a net loss for the second quarter of fiscal 2012 in discontinued operations of $14.2 million.  This charge included the aforementioned impairment and other transaction costs, which include costs related to the withdrawal liability associated with certain multi-employer pension plans connected with the ADP operations.

On March 30, 2012, we completed the sale of ADP to a private equity buyer for consideration of $16.1 million consisting of $13.1 million in cash and a $3.0 million note secured by first mortgages on three ADP facilities.  During the quarter ended March 31, 2012, additional pre-tax charges of $2.6 million were taken in connection with the sale.  These charges related primarily to the impairment of a non-cancellable lease liability that the buyer elected not to assume as part of the purchase.

As a result of the completed divestiture, we are reporting the ADP segment as a discontinued operation.  Activity related to ADP and other discontinued operations for the three and nine months ended March 31, 2012 and 2011 is as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net sales	$13,307	$12,270	$43,536	$39,498
Pre-tax earnings	(3,689)	(1,274)	(25,789)	(3,036)
(Provision) benefit for taxes	1,284	468	9,330	1,030
Net loss from discontinued operations	($2,405)	($806)	($16,459)	($2,006)

Liquidity and Capital Resources

Cash generated from continuing operations for the nine months ended March 31, 2012, was $23.1 million compared to cash generated from operations of $32.8 million for the same period last year.  The primary contributor to this change is working capital, with a decrease of $15.4 million (net of foreign exchange) in accounts payable during the year.  Cash flow from investing activities consisted primarily of capital expenditures of $8.2 million offset by $5.2 million from asset sales primarily consisting of the sale of our Sao Paolo, Brazil, Engraving facility.  We also realized $14.7 million from the sale of the ADP business for $13.1 million and the sale of a former ADP facility for $1.6 million in the second quarter.  We had net borrowings of $1.7 million, paid dividends of $2.5 million and purchased $4.4 million of treasury stock during the period.  Additionally, we had a significant, yet temporary, increase in other assets resulting due to the transition to the new credit agreement, as we have collateralized our letters of credit under the old agreement with $9.0 million of cash, recorded as other financing activity, pending their reissuance under the new facility.

On January 5, 2012, the Company entered into a five-year $225 million unsecured Revolving Credit Facility (“Credit Agreement”, or “new facility”), which can be increased by the Company by an amount of up to $100 million, in accordance with specified conditions contained in the agreement.  The new facility also includes a $10 million sublimit for swing line loans and a $30 million sublimit for letters of credit.  The new credit facility replaces the 2007 credit agreement, which was scheduled to mature in September 2012.

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

The new facility expires in January 2017, and contains customary representations, warranties and restrictive covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Agreement”), to interest expense for the trailing twelve months of at least 3:1. Adjusted EBIT per the Credit Agreement specifically excludes extraordinary and certain other defined items such as non-cash restructuring and acquisition-related charges up to $2.0 million, and goodwill impairment. At March 31, 2012, the Company’s Interest Coverage Ratio was 29.65:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the credit agreement, calculated as Adjusted EBIT per the Credit Agreement plus Depreciation and Amortization, may not exceed 3.5:1. March 31, 2012, the Company’s Leverage Ratio was 0.86:1.

As of March 31, 2012, we had borrowings under the new facility of $50.0 million.  As of March 31, 2012, the effective rate of interest for outstanding borrowings under the new facility was 3.93%.  We also utilize an uncommitted money market credit facility to help manage daily working capital needs.  The amount outstanding under this facility was $0 and $1.8 million at March 31, 2012 and June 30, 2011, respectively.

Funds borrowed under the new facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the new facility.  We expect to spend approximately $3-4 million on capital expenditures during the remainder of 2012, and expect that depreciation and amortization expense for the remainder of the year will be approximately $3.0 million and $0.6 million, respectively.

In order to manage our interest rate exposure, we are party to $50.0 million of floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 2.29%.

The following table sets forth our capitalization at March 31, 2012 and June 30, 2011:

	March 31,	June 30,
	2012	2011
Short-term debt	-	1,800
Current portion of long-term debt	3,300	3,300
Long-term debt	50,000	46,500
Less cash and cash equivalents	(32,165)	(14,407)
Net debt	21,135	37,193
Stockholders' equity	257,566	245,613
Total capitalization	$ 278,701	$ 282,806

We sponsor a number of defined benefit and defined contribution retirement plans.  We have evaluated the current and long-term cash requirements of these plans.  Our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.  We expect our next required contribution to be in January 2013.

The Company’s pension plan for U.S. salaried employees was frozen as of January 2008.  The fair value of the Company's U.S. pension plan assets was $194.7 million at March 31, 2012, as compared to $191.2 million at the most recent measurement date, which occurred as of June 30, 2011.  The next measurement date to determine plan assets and benefit obligations will be on June 30, 2012.  Based on our most recent actuarial valuation, we will be required to make contributions of $3.6 million during fiscal 2013.  Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for certain retired executives.  Current executives and new hires are not eligible for this program.  At March 31, 2012, the underlying policies have a cash surrender value of $18.9 million, less policy loans of $11.1 million.  As we have the legal right of offset, these amounts are reported net on our balance sheet.  The aggregate present value of future obligations was approximately $0.3 million and $0.6 million at March 31, 2012 and June 30, 2011, respectively.

In connection with the sale of the Berean Christian Bookstores completed in August 2006, we assigned all but one lease to the buyers.  During June 2009, the Berean business filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  The Berean assets were subsequently resold under section 363 of the Code.  The new owners of the Berean business have negotiated lower lease rates and extended lease terms at certain of the leased locations.  We remain an obligor on these leases, but at the renegotiated rates and to the original term of the leases.  The aggregate amount of our obligations in the event of default is $1.7 million at March 31, 2012, of which $1.4 million is not recorded on our balance sheet as a liability based on management’s assessment of the likelihood of loss.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At March 31, 2012, the aggregate fair value of the Company’s open foreign exchange contracts was $0.0 million.

Our primary translation risk is with the Euro, British Pound Sterling, Canadian Dollar, Mexican Peso, Australian Dollar and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any of these foreign currencies to the U.S. Dollar at March 31, 2012, would not result in a material change in our operations, financial position, or cash flows.  We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we use interest rate swap agreements to modify our exposure to interest rate movements.  The Company’s currently effective swap agreements convert our base borrowing rate on $50.0 million of debt due under our revolving Credit Agreement from a variable rate equal to LIBOR to a weighted average rate of 2.29% at March 31, 2012.  Due to the impact of the swaps, an increase in interest rates would not materially impact our interest expense for the three and nine months ended March 31, 2012.

The Company’s effective rate on variable-rate borrowings, including the impact of interest rate swaps, under the revolving credit agreement decreased from 2.96% at June 30, 2011 to 3.93% at March 31, 2012.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently low.  As of March 31, 2012, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.  CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, the Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is  (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Further, there was no change in the internal controls over financial reporting during the quarterly period ended March 31, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended March 31, 2012
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - January 31, 2012	769	$ 33.42	769	343,386

February 1 - February 29, 2012	13,470	40.69	13,470	329,916

March 1 - March 31, 2012	619	39.20	619	329,297

Total	14,858	$ 40.25	14,858	329,297

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

ITEM 6.  EXHIBITS

(a)

Exhibits

10

Purchase and Sale Agreement dated February 22, 2012 among Standex International Corporation, Standex Air Distribution Products, Inc., and Snappy Air Distribution Products, Inc., as Sellers and BW HVAC Operations, LLC and BW HVAC Real Estate Holdings, LLC as Buyers.

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

101

The following materials from this Quarterly Report on Form 10-Q, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

ALL OTHER ITEMS ARE INAPPLICABLE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDEX INTERNATIONAL CORPORATION

Date:	May 2, 2012	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/CFO/Treasurer
(Principal Financial & Accounting Officer)

Date:	May 2, 2012	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer