Form 10-K
period 2012-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2012-08-28
CIK 310354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012	Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its Charter)

DELAWARE	31-0596149
(State of incorporation)	(I.R.S. Employer Identification No.)

11 KEEWAYDIN DRIVE, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

(603) 893-9701
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $1.50 Per Share	New York Stock Exchange

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

YES [   ]     NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at the close of business on December 31, 2011 was approximately $423,000,000.  Registrant’s closing price as reported on the New York Stock Exchange for December 31, 2011 was $34.17 per share.

The number of shares of Registrant's Common Stock outstanding on August 24, 2012 was 12,614,552

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2012 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report.

Forward Looking Statement

Statements contained in this Annual Report on Form 10-K that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” "may," “will,” “expect," "believe," "estimate," "anticipate," ”intends,” "continue," or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company’s business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired.  These factors include, but are not limited to material adverse or unforeseen legal judgments, fines, penalties or settlements, conditions in the financial and banking markets, including fluctuations in the exchange rates and the inability to repatriate foreign cash, general and international recessionary economic conditions, including the impact, length and degree of the current recessionary conditions on the customers and markets we serve and more specifically conditions in the food service equipment, automotive, construction, aerospace, energy, transportation and general industrial markets, lower-cost competition, the relative mix of products which impact margins and operating efficiencies, both domestic and foreign, in certain of our businesses, the impact of higher raw material and component costs, particularly steel, petroleum based products and refrigeration components,  an inability to realize the expected cost savings from restructuring activities, effective completion of plant consolidations, cost reduction efforts ,restructuring including procurement savings and productivity enhancements, capital management improvements, strategic capital expenditures, and  the implementation of lean enterprise manufacturing techniques, the inability to achieve the savings expected from the sourcing of raw materials from and diversification efforts in emerging markets, the inability to attain expected benefits from strategic alliances or acquisitions  and the inability to achieve synergies contemplated by the Company.  Other factors that could impact the Company include changes to future pension funding requirements and the failure by the purchaser of our former Berean bookstore chain to satisfy its obligations under those leases where the Company remains an obligor.  In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

PART I

Item 1.  Business

Standex International Corporation (“Standex”, the “Company" or "we" (1)) was incorporated in 1975 and is the successor of a corporation organized in 1955.  We have paid dividends each quarter since Standex became a public corporation in November 1964.

We are a leading manufacturer of a variety of products and services for diverse industrial market segments.  We have 12 operating segments, aggregated and organized for reporting purposes into five segments:  Food Service Equipment Group, Engraving Group, Engineering Technologies Group, Electronics Products Group and Hydraulics Products Group.  Overall management, strategic development and financial control are maintained by the executive staff from our corporate headquarters located in Salem, New Hampshire.

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

-

Federal Industries merchandizing display cases

-

Procon® rotary vane pumps used in beverage and industrial fluid handling applications

Engraving Group

Our Engraving Group is a world leader in texturizing molds used in the production of plastic components, giving the final product the cosmetic appearance and appeal that our consumers require. We provide texturizing services for molds used to produce plastic components used in automotive applications and consumer products including household items made of plastic, toys, computers, and electronic devices. Our worldwide locations enable us to better serve our customers within key geographic areas, including the United States, Canada, Europe, China, India, Southeast Asia, Australia, South Africa, and South America.  In addition to mold texturizing, the Engraving Group also produces embossed and engraved rolls and plates and process tooling and machinery serving a wide variety of industries.  Through the development of new digital based process technology, new “green field” facilities particularly focused on expansion in emerging markets, and acquisitions, the Engraving Group continues to build its market leadership position and to expand the breadth of products and services it provides to its customers on a global basis.  The companies and products within the Engraving Group include Roehlen® and I R International which engrave and emboss rolls and plates used in manufacturing continuous length materials; Innovent which makes specialized tooling used to manufacture absorbent cores of many consumer and medical products; Mold-Tech® which texturizes molds used in manufacturing plastic injected components; Mullen® Burst Testers; and Perkins converting and finishing machinery.  Our products are primarily sold direct through our global sales network.  The Engraving Group serves a number of industries including the automotive, plastics, building products, synthetic materials, converting, textile and paper industry, computer, housewares, and construction industries.

Engineering Technologies Group

Our Engineering Technologies Group, consisting of the Spincraft® operating segment and Metal Spinners Group, provides customized solutions in the fabrication and machining of engineered components.  Sales are made directly to our customers in the aerospace, energy, defense, marine, aviation, healthcare, medical, oil & gas, and general industrial markets.

Electronics Products Group

Our Electronics Products Group consists of Standex Electronics, which manufactures reed switches, electrical connectors, sensors, toroids and relays, fixed and variable inductors and electronic assemblies, fluid sensors, tunable inductors, transformers and magnetic components and Meder electronics which designs, manufactures and distributes a broad offering of magnetic reed switch, reed relay and reed sensor products.  Sales are made both directly to customers and through manufacturers’ representatives, dealers and distributors.  End user market segments include automotive, white goods, lighting, HVAC, aerospace, military, medical, security, and general industrial applications.

In July 2012, subsequent to year-end, we acquired Meder Electronic Group (“Meder”), which designs, manufactures and distributes a broad offering of magnetic reed switch, reed relay and reed sensor products.  Our investment in Meder will substantially broaden our global footprint, product line offerings, and end-user markets in the Electronics Products Group.

Hydraulics Products Group

Our Hydraulics Products Group provides single and double acting telescopic and piston rod hydraulic cylinders through Custom Hoists to manufacturers of dump truck and dump trailers and other material handling applications.  Sales are made directly to OEMs manufacturing dump trucks, trash collection vehicles, lift trucks and other mobile units requiring hydraulic power.

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

Patents and Trademarks

We hold approximately 59 United States patents and patents pending covering processes, methods and devices and approximately 40 United States trademarks.  Many counterparts of these patents have also been registered in various foreign countries.  In addition, we have various foreign registered and common law trademarks.

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

Customers

Our business is not dependent upon a single customer or a few large customers, the loss of any one of which would have a material adverse effect on our operations.  No customer accounted for more than 5% of our consolidated revenue in fiscal 2012 or any of the years presented.

Working Capital

Our primary source of working capital is the cash generated from continuing operations.  No segments require any special working capital needs outside of the normal course of business.

Backlog

Backlog orders believed to be firm at June 30, 2012 and 2011 are as follows (in thousands):

	2012	2011
Food Service Equipment	$48,782	$41,940
Engraving	11,443	9,992
Engineering Technologies	51,756	48,848
Electronics	16,732	14,188
Hydraulics	2,892	2,900
Total	131,605	117,868
Net realizable beyond one year	11,914	14,176
Net realizable within one year	$119,691	$103,692

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

International Operations

All of our international operations are included in the Food Service Equipment, Engraving Group, Engineering Technologies, Electronics Products and Hydraulics Products business segments.  International operations are conducted at 33 locations, in Europe, Canada, China, India, Singapore, Australia, Mexico, Brazil, and South Africa.  See the Notes to Consolidated Financial Statements for international operations financial data.  Our international operations contributed approximately 23% of operating revenues in 2012 and 19% in 2011.  International operations are subject to certain inherent risks in connection with the conduct of business in foreign countries including, exchange controls, price controls, limitations on participation in local enterprises, nationalizations, expropriation and other governmental action and changes in currency exchange rates.

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

Number of Employees

As of June 30, 2012, we employed approximately 3,900 employees of which approximately 2,000 were in the United States.  About 300 of our U.S. employees were represented by unions.  Approximately 46% of our production workforce is situated in low-cost manufacturing regions such as Mexico and Asia.

Executive Officers of Standex

The executive officers of the Company as of June 30, 2012 were as follows:

Name	Age	Principal Occupation During the Past Five Years

Roger L. Fix	59	Chief Executive Officer of the Company since January 2003; President of the Company since December 2001
Thomas D. DeByle	52

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

Deborah A. Rosen	57	Chief Legal Officer of the Company since October 2001; Vice President of the Company since July 1999; Secretary of the Company since 1997.
John Abbott	53	Group Vice President of the Food Service Group since December 2006; and prior thereto President of Filtration Group of Pentair from 2004 to 2006.

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

Recessionary economic conditions coupled with a tightening of credit could continue to adversely impact major markets served by our businesses, including cyclical markets such as automotive, heavy construction vehicle, general industrial and food service.  A continuation of the economic recession could adversely affect our business by:

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

We rely on our revolving credit facility to provide us with sufficient capital to operate our businesses.  The availability of borrowings under our revolving credit facility is dependent upon our compliance with the covenants set forth in the facility, including the maintenance of certain financial ratios.  Our ability to comply with these covenants is dependent upon our future performance, which is subject to economic conditions in our markets along with factors that are beyond our control.  Violation of those covenants could result in our lenders restricting or terminating our borrowing ability under our credit facility, cause us to be liable for covenant waiver fees or other obligations, or trigger an event of default under the terms of our credit facility which could result in acceleration of the debt under the facility and require prepayment of the debt before its due date.  Even if new financing is available in the event of a default under our current credit facility, the interest rate charged on any new borrowing could be substantially higher than under the current credit facility, thus adversely affecting our overall financial condition.  If our lenders reduce or terminate our access to amounts under our credit facility, we may not have sufficient capital to fund our working capital needs or we may need to secure additional capital or financing to fund our working capital requirements or to repay outstanding debt under our credit facility.

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

We operate in 33 locations outside of the United States in Europe, Canada, China, India, Singapore, Australia, Mexico, Brazil, and South Africa.  If we are unable to successfully manage the risks inherent to the operation and expansion of our global businesses, those risks could have a material adverse effect on our business, results of operations or financial condition.  Those international business risks include:

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

We focus on improving profitability through lean enterprise, low cost sourcing and manufacturing initiatives, improving working capital management, developing new and enhanced products, consolidating factories where appropriate, automating manufacturing processes, diversification efforts and completing acquisitions which deliver synergies to supplement sales and growth.  If we were unable to successfully execute these programs, this failure could adversely affect our operating profits and cash flows.  In addition, actions we may take to consolidate manufacturing operations to achieve cost savings or adjust to market developments may result in restructuring charges that adversely affect our profits.

Violation of anti-bribery or similar laws by our employees, business partners or agents could result in fines, penalties, damage to our reputation or other adverse consequences.

We cannot assure that our internal controls, code of conduct and training of our employees will provide complete protection from reckless or criminal acts of our employees, business partners or agents that might violate US or international laws relating to anti-bribery or similar topics.  An action resulting in a violation of these laws could subject us to civil or criminal investigations that could result in substantial civil or criminal fines and penalties and which could damage our reputation.

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

We purchase large quantities of steel, refrigeration components, freight services, foam insulation and other metal commodities for the manufacture of our products.  Historically, prices for commodities have fluctuated, and we are unable to enter into long term contracts or other arrangements to hedge the risk of price increases in these commodities.  Significant price increases for these commodities could adversely affect our operating profits if we cannot timely mitigate the price increases by successfully sourcing lower cost commodities or by passing the increased costs on to customers.  Shortages or other disruptions in the supply of these commodities could delay sales or increase costs.

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

We test goodwill and our other intangible assets with indefinite useful lives for impairment on an annual basis or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value.  In connection with the divestiture of the Air Distribution Products (“ADP”) business, we determined that, based on the net realizable value of the business in the transaction, the goodwill of the ADP reporting unit was impaired.  As such, we recognized $14.9 million in impairment charges in discontinued operations during the second quarter of 2012.  During fiscal 2009, we incurred an impairment charge of $21.3 million relating to goodwill and intangible assets in our Food Service Equipment Group.  Various uncertainties, including continued adverse conditions in the capital markets or changes in general economic conditions, could impact the future operating performance at one or more of our businesses which could significantly affect our valuations and could result in additional future impairments.  The recognition of an impairment of a significant portion of goodwill would negatively affect our results of operations, the effect of which could be material to us.

Material adverse or unforeseen legal judgments, fines, penalties or settlements could have an adverse impact on our profits and cash flows.

We are and may, from time to time, become a party to legal proceedings incidental to our businesses, including, but not limited to, alleged claims relating to product liability, environmental compliance, patent infringement, commercial disputes and employment matters.  In accordance with United States generally accepted accounting principles, we have established reserves based on our assessment of contingencies.  Subsequent developments in legal proceedings may affect our assessment and estimates of loss contingencies recorded as reserves which could require us to record additional reserves or make material payments which could adversely affect our profits and cash flows.  Even the successful defense of legal proceedings may cause us to incur substantial legal costs and may divert management's time and resources away from our businesses.

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

We have retained responsibility for some of the known and unknown contingent liabilities related to a number of businesses we have sold, such as lawsuits, tax liabilities, product liability claims, multiemployer plan withdrawal liabilities and environmental matters and have agreed to indemnify purchasers of these businesses for certain of those contingent liabilities.  The purchaser of Berean Christian Bookstores, a former subsidiary of the Company, filed a Chapter 11 bankruptcy petition on June 9, 2009.  On July 27, 2009, the Bankruptcy Court approved a sale under Section 363 of the Bankruptcy Code of substantially all of the assets of Berean to a newly-formed entity, Berean Christian Stores Endeavor, LLC ("Berean Endeavor"), which has assumed all of the Berean leases on which we remain an obligor.  The failure of Berean Endeavor to improve the performance of the business could make it unable to satisfy its obligations under the leases, which could trigger our continuing obligation.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We operate a total of 65 manufacturing plants and warehouses located throughout the United States, Europe, Canada, Australia, Singapore, China, India, Brazil, South Africa, and Mexico.  The Company owns 24 of the facilities and the balance are leased.   The approximate building space utilized by each product group is as follows (in thousands):

	Area in Square Feet
	Owned	Leased
Food Service Equipment	1,195	260
Engraving	268	337
Engineering Technologies	171	140
Electronics	51	107
Hydraulics	101	29
Corporate and other	43	12
Total	1,829	885

In general, the buildings are in sound operating condition and are considered to be adequate for their intended purposes and current uses.

We own substantially all of the machinery and equipment utilized in our businesses.

Item 3.  Legal Proceedings

In August 2008, a redhibition action was filed in Lafayette, Louisiana by Ultra Pure Water Technologies, Inc. (“Ultra Pure”) against Master-Bilt Products, an unincorporated division of Standex.  Redhibition is a civil action in which a buyer may seek damages against a seller for goods sold with allegedly hidden defects.  The suit alleges defects in Master-Bilt ice merchandisers which were sold to Master-Bilt’s customer, who then sold them to Ultra Pure.  The damages sought by Ultra Pure arise out of the alleged lost profits purportedly sustained when the Master-Bilt merchandisers were made part of a self-contained ice making system designed by Ultra Pure, called the “ICEX Ice Island.”  Ultra Pure alleges that the ICEX units did not operate as anticipated at customer locations.  Standex has been aggressively defending the action, and, the case was dismissed in September 2011 based on Master-Bilt’s motion for summary judgment.  However, in May 2012, the Louisiana Third Circuit Court of Appeal reversed the dismissal, finding that various fact questions should be addressed by the trial court.  This reversal was appealed by Master-Bilt in July 2012 to the Louisiana Supreme Court.  A determination whether the Supreme Court will hear the matter is expected in the first or second quarter of 2013.  In the event that the litigation is remanded to the jurisdiction of the trial court, the result is not assured, given the unpredictability and uncertainty inherent in any jury trial.  If an unfavorable outcome were to occur, there is a possibility that the Company’s financial position and results of operations and cash flows could be negatively affected, although the Company is not yet able to estimate a range of possible loss.

Discussion of other legal matters is incorporated by reference to Part II, Item 8, Note 12, “CONTINGENCIES,” in the Notes to the Consolidated Financial Statements.

Item 4.  Mine Safety Disclosures

Not Applicable

PART II

Item 5.  Market for Standex Common Stock

Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market in which the Common Stock of Standex is traded is the New York Stock Exchange under the ticker symbol “SXI”.  The high and low sales prices for the Common Stock on the New York Stock Exchange and the dividends paid per Common Share for each quarter in the last two fiscal years are as follows:

	Common Stock Price Range				Dividends Per Share
	2012		2011
Year Ended June 30	High	Low	High	Low	2012	2011
First quarter	$36.68	$25.11	$30.49	$22.27	$0.06	$0.05
Second quarter	40.43	28.95	32.54	23.39	0.07	0.06
Third quarter	43.92	34.88	38.35	28.81	0.07	0.06
Fourth quarter	46.05	38.27	39.11	28.85	0.07	0.06

The approximate number of stockholders of record on August 24, 2012 was 1,980.

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

Issuer Purchases of Equity Securities (1)
Quarter Ended June 30, 2012
Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 -
April 30, 2012	9,539	$41.06	9,539	319,758
May 1, 2012 -
May 31, 2012	15,846	$43.62	15,846	303,912
June 1, 2012 -
June 30, 2012	213	$42.55	213	303,699
TOTAL	25,598	$42.66	25,598	303,699

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

The following graph compares the cumulative total stockholder return on the Company’s Common Stock as of the end of each of the last five fiscal years, with the cumulative total stockholder return on the Standard & Poor’s Small Cap 600 (Industrial Segment) Index and on the Russell 2000 Index, assuming an investment of $100 in each at their closing prices on June 30, 2007 and the reinvestment of all dividends.

Item 6.  Selected Consolidated Financial Data

Selected financial data for the five years ended June 30, 2012 is as follows:

See Item 7 for discussions on comparability of the below.

	2012	2011	2010	2009	2008
SUMMARY OF OPERATIONS (in thousands)
Net sales
Food Service Equipment	$388,813	$365,523	$337,578	$350,358	$381,254
Engraving	93,611	85,258	77,372	77,311	92,167
Engineering Technologies	74,088	61,063	58,732	51,693	51,615
Electronics Products Group	48,206	46,600	37,201	37,933	49,013
Hydraulics Products Group	29,922	22,925	16,598	23,257	35,054
Corporate and Other	--	--	--	--	103
Total	$634,640	$581,369	$527,481	$540,552	$609,206
Gross profit	$208,484	$191,538	$174,976	$161,621	$185,970
Operating income (loss)
Food Service Equipment (a)	$39,613	$37,915	$39,682	$9,900	$31,460
Engraving	17,896	14,182	9,395	7,028	9,611
Engineering Technologies	14,305	12,606	13,843	8,667	9,770
Electronics Products Group	8,715	7,551	4,074	2,875	3,513
Hydraulics Products Group	4,403	2,436	963	747	4,712
Restructuring (b)	(1,685)	(1,843)	(3,494)	(2,872)	(590)
Gain on sale of real estate	4,776	3,368	1,405	--	--
Corporate	(23,443)	(20,959)	(20,137)	(16,070)	(19,207)
Total	$64,580	$55,256	$45,731	$10,275	$39,269
Interest expense	(2,280)	(2,107)	(3,624)	(6,532)	(9,510)
Other non-operating (loss) income	519	(201)	749	205	307
Provision for income taxes	(15,912)	(14,922)	(12,504)	(2,946)	(10,706)
Income from continuing operations	46,907	38,026	30,352	1,002	19,360
Income/(loss) from discontinued operations	(16,002)	(2,659)	(1,653)	(6,407)	(850)
Net income	$30,905	$35,367	$28,699	($5,405)	$18,510

(a)

Includes $21.3 million of impairment of goodwill and intangible assets during 2009.

(b)

See discussion of restructuring activities in Note 16 of the consolidated financial statements.

PER SHARE DATA
Basic
Income from continuing operations	$3.75	$3.05	$2.44	$0.08	$1.58
Income/(loss) from discontinued operations	(1.28)	(0.22)	(0.13)	(0.52)	(0.07)
Total	$2.47	$2.83	$2.31	($0.44)	$1.51
Diluted
Income from continuing operations	$3.67	$2.98	$2.39	$0.08	$1.56
Income/(loss) from discontinued operations	(1.25)	(0.21)	(0.13)	(0.52)	(0.07)
Total	$2.42	$2.77	$2.26	($0.44)	$1.49

Dividends paid	$0.27	$0.23	$0.20	$0.68	$0.84

	2012	2011	2010	2009	2008
BALANCE SHEET (in thousands)
Total assets	$479,811	$474,905	$446,279	$433,709	$523,034
Accounts receivable	99,432	95,716	86,475	76,083	93,415
Inventories	73,076	74,805	58,298	61,277	78,457

Accounts payable	62,113	68,205	50,237	48,977	62,466
Goodwill (a)	100,633	102,439	87,870	86,789	105,717

Short-term debt	$ --	$5,100	$ --	$ --	$28,579
Long-term debt	50,000	46,500	93,300	94,300	106,086
Total debt	50,000	51,600	93,300	94,300	134,665
Less cash	54,749	14,407	33,630	8,984	28,657
Net debt	(4,749)	37,193	59,670	85,316	106,008
Stockholders' equity	242,907	245,613	192,063	176,286	223,158

KEY STATISTICS	2012	2011	2010	2009	2008
Gross profit margin	32.9%	32.9%	33.2%	29.9%	30.5%
Operating income margin (a)	10.2%	9.5%	8.7%	1.9%	6.4%

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

As part of this ongoing strategy, in December 2011, the Company decided to divest its Air Distribution Products (“ADP”) business unit, which was previously reported as a stand-alone segment.  We determined that as a more commodity-like product, ADP was not well aligned with our strategic objectives.  On March 30, 2012, we completed the sale of ADP to a private equity buyer for consideration of $13.1 million in cash and a $3.0 million secured note in anticipation of using the proceeds from the sale to further implement our Focused Diversity strategy.  Subsequent to year-end, we executed on this plan by acquiring Meder Electronic Group (“Meder”), an investment which will substantially broaden our global footprint, product line offerings, and end-user markets in the Electronics Products segment.

Since the beginning of the 2008 macroeconomic recession, we have reduced our cost structure through company-wide and targeted headcount reductions, low cost manufacturing initiatives, plant consolidations, procurement savings, and improved productivity in all aspects of our operations.  Also, in light of commodity inflation that a number of our business units have experienced, we have initiated a number of price increases in the marketplace in order to at least partially offset these cost increases and improve profitability.  These efforts have allowed the Company to significantly improve margins since 2008 and improve profitability despite sales only recently returning to above their pre-recession peak.  In addition to the focus on improving our cost structure, we continue to focus on the Company’s liquidity through improved working capital management, the sale of excess land and buildings, and the disposal of ADP.  We ended 2012 in a net cash position, as our net debt to capital ratio at June 30, 2012 was (2.0%).  This additional liquidity to pursue acquisitive growth initiatives is evidenced by the four strategic acquisitions during 2011 and the acquisition of Meder in 2013.

We also continue to concentrate our attention on driving market share gains in what we expect will be a highly competitive, low-growth environment in our end-user markets.  Each of our business units has developed a series of top-line initiatives that we believe will provide opportunities for market share gains, which should supplement future economic growth in our markets.  These growth initiatives include new product introductions, expansion of product offerings through private labeling and sourcing agreements, geographic expansion of sales coverage and the use of new sales channels, leveraging strategic customer relationships, development of energy efficient products, new applications for existing products and technology, and next generation products and services for our end-user markets.

As we advance our strategy in 2013, we expect to face a few headwinds including a soft European economy, negative year over year foreign exchange comparisons, and increased expense associated with our legacy defined benefit pension plan in the U.S.  At the same time, our ongoing efforts to implement Focused Diversity position us well to offset the effect that these factors may have on our results.

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

Unless otherwise noted, references to years are to fiscal years.

Consolidated Results from Continuing Operations (in thousands):

	2012	2011	2010
Net sales	$634,640	$581,369	$527,481
Gross profit margin	32.9%	32.9%	33.2%
Restructuring costs	$1,685	$1,843	$3,494
Gain on sale of real estate	$4,776	$3,368	$1,405
Income from operations	$64,580	$55,256	$45,731

Backlog (realizable within 1 year)	$119,691	$103,692	$98,571

Net Sales
	2012	2011	2010
Net sales, as reported	$634,640	$581,369	$527,481
Components of change in sales:
Effect of acquisitions	$14,117	$9,852	--
Effect of exchange rates	($888)	$1,602	$1,950
Organic sales growth (decline)	$40,042	$42,434	($15,021)

Net sales in 2012 increased $53.3 million, or 9.2%, from 2011 levels.  Of the increase, $40.0 million, or 6.9% was attributable to organic growth, as organic sales increased across all of our segments as a result of both improvements in end-user markets and the success of our top-line growth efforts.  Also factoring in our growth was an increase of $14.1 million, or 2.4%, resulting from our four acquisitions completed during 2011.  Unfavorable foreign exchange accounted for $0.9 million against our year-over-year gains.

Net sales in 2011 increased $53.9 million, or 10.2%, from 2010 levels.  Of the increase, $42.4 million, or 8.0% was attributable to organic growth, as organic sales increased across all of our segments except Engineering Technologies, which demonstrated historically lumpy revenues and had a difficult prior year comparison due to several large project deliveries in 2010.  The increases in our other segments are a result of both improvements in end-user markets and the success of our top-line growth efforts.  Also factoring in our growth was an increase of $9.9 million, or 1.9%, resulting from our four acquisitions completed during the year.  Favorable foreign exchange accounted for the remaining $1.6 million, or 0.3% of revenue increase.

Gross Profit Margin

During 2012, our gross margin was flat at 32.9% as compared to 2011, as lower gross margin in the Food Service Equipment

Group offset increases across our other segments.

During 2011, our gross margin was slightly down at 32.9% as compared to 33.2% in 2010.  In 2011, our cost of sales included $0.7 million of purchase accounting-related expenses during the year.

Income from Operations

Income from operations during 2012 increased $9.3 million, or 16.9% compared to 2011.  This increase was driven by strong performances by the Engraving, Electronics Products, and Hydraulics Products Groups.  The Engraving Group benefitted from a second consecutive record year of automotive platform work, while the Electronics Products and Hydraulics Products Groups continue to demonstrate the impact of prior cost reductions combined with end-user market recovery and entry into new markets and applications.  Additionally, the Engineering Technologies Group was bolstered by the acquisition of Metal Spinners impacting the full year.

Income from operations during 2011 increased $9.5 million, or 20.8% compared to 2010.  The increase was due to improvements in both the Engraving and Electronics and Hydraulics Groups.  In the Engraving Group, increased volume and previous cost reduction efforts were augmented by a favorable mix of automotive platform work.  Driving the increase as well were the Electronics Products and Hydraulics Products Groups, which also benefitted from increased volume combined with the impact of previous cost reduction efforts.

Discussion of the performance of all of our Groups is more fully explained in the segment analysis that follows.

Income Taxes

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2012 was $15.9 million, or an effective rate of 25.3%, compared to $14.9 million, or an effective rate of 28.2% for the year ended June 30, 2011, and $12.5 million, or an effective rate of 29.2% for the year ended June 30, 2010. Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, the amount of the Company's income or loss, the mix of income earned in the US versus outside the US, the effective tax rate in each of the countries in which we earn income, and any one time tax issues which occur during the period.  In 2013, we expect to return to a more normal tax rate in the range of 29.0% to 30.0% based on an anticipated increase in US-based taxable income within our overall business mix.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2012 was impacted by the following items: (i) ) a benefit of $1.3 million from the reversal of income tax contingency reserves that were determined to be no longer needed due to the lapsing of the statute of limitations and re-measurement of existing tax contingency reserves based on recently completed tax examinations, (ii) a benefit of $0.4 million related to a decrease in the statutory tax rate in the United Kingdom on prior period deferred tax liabilities recorded during the first quarter, and (iii) a benefit of $4.5 million due to the mix of income earned in jurisdictions with beneficial tax rates.

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

Capital Expenditures

In general, our capital expenditures over the longer term are expected to be approximately equivalent to our annual depreciation costs.  In 2012, capital expenditures of $8.6 million began shifting back to our historical trend as we made strategic investments which supported productivity improvements, geographic expansion, and development of new product offerings.  In 2011, capital expenditures of $7.0 million were below our annual depreciation of $10.9 million, as we chose to focus our spending on acquisitions in lieu of capital expenditures.

Backlog

Backlog at June 30, 2012 increased $16.0 million from $103.7 million to $119.7 million when compared to fiscal 2011, a 15.4% increase.  Backlog was approximately flat for the Hydraulics Products Group, with our other segments all showing double-digit increases year-over-year.  The Food Service Equipment and Engraving Groups were the strongest drivers, with increases of 19% and 23.5%, respectively.

Segment Analysis (in thousands)

Food Service Equipment

	2012 compared to 2011			2011 compared to 2010
			%			%
	2012	2011	Change	2011	2010	Change
Net sales	$388,813	$365,523	6.4%	$365,523	$337,578	8.3%
Income from operations	39,613	37,915	4.5%	37,915	39,682	-4.5%
Operating income margin	10.2%	10.4%		10.4%	11.8%

Net sales for the year ended June 30, 2012 increased $23.3 million, or 6.4%, from the same period one year earlier. This includes a minor negative effect of foreign exchange rates of $0.1 million in sales.  The Refrigerated Solutions (walk-in coolers and freezers and refrigerated cabinets) and Cooking Solutions groups grew approximately 6.3% and 4.1% year over year, respectively, while the other Food Service Equipment businesses grew net sales by 9.1%.  The Refrigeration business continues to see strong sales across the board to our quick-service restaurant chain customers, and we are seeing continued traction in the dollar store segment where we are growing market share and the customer base.  From a product standpoint, we continue to see double-digit growth in our value line products and rack refrigeration systems.  Sales in Cooking Solutions were driven by US business at BKI, whereas AAI was negatively impacted by lower sales to major quick service chains and lower sales to UK retail accounts due to the macroeconomic conditions impacting that market.  Our equity investment and distribution agreement with Giorik SpA, an Italian manufacturer of “combi” ovens, was well received at the two spring trade shows, and we are working with our customer base in both the US and UK to complete required customer  testing and evaluation.  We expect to see the benefits of this strategic alliance in the second half of 2013.

Income from operations for fiscal 2012 increased $1.7 million, or 4.5%, when compared to the same period one year earlier. This includes the minor negative effect of foreign exchange rates of $0.1 million.  The Group’s return on sales decreased from 10.4% to 10.2% in the prior year.  The positive impact of the year over year volume increase was partially offset by a combination of reduced volume, adverse product and channel mix changes, coupled with higher commodity prices earlier in the year and increased warranty costs at Cooking Solutions.  Additionally, productivity was negatively impacted by the integration of Kool Star product lines into our Master-Bilt facility in Mississippi, and the integration of Tri-Star manufacturing operations into our Nogales, Mexico facility.  However, these issues were largely corrected at the end of the fourth quarter.  In response to these margin challenges, the Group has implemented price increases and multiple productivity improvement actions, including freight and metal cost reduction efforts.

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

Income from operations for fiscal 2011 decreased $1.8 million, or 4.5%, when compared to 2010.  The positive impact of the year over year volume increase, cost reductions due to facility consolidations, supply chain cost reductions and labor productivity increases was overcome by a combination of negative product and channel mix resulting in lower margin sales, pricing pressures, and increased commodities prices..

Engraving

	2012 compared to 2011			2011 compared to 2010
			%			%
	2012	2011	Change	2011	2010	Change
Net sales	$ 93,611	$ 85,258	9.8%	$ 85,258	$ 77,372	10.2%
Income from operations	17,896	14,182	26.2%	14,182	9,395	51.0%
Operating income margin	19.1%	16.6%		16.6%	12.1%

Net sales in the Engraving Group increased $8.4 million, or 9.8%, from 2011 levels at $93.6 million compared to $85.3 million in the prior year.  Foreign exchange had an unfavorable impact on sales of $0.9 million in fiscal year 2012.   Our mold texturizing businesses continued to demonstrate strong top line growth on a global basis due to the release of new automotive programs, which also created an improved product mix due to their generally higher margins.  We expect this trend to slow slightly in 2013 based on currently anticipated program work and the effect of currency translation in Europe.  However,  we will continue to grow this business via expansion into emerging markets including China, India, Korea and Brazil, where we expect strong growth in the automotive and non-automotive markets for mold texturizing.  We believe that our global infrastructure and proximity to our customers, as well as our technology and responsiveness to automotive OEM customers’ needs, will allow us to remain the number one choice for their texturing services.  Our roll plate and machinery equipment sales continued to experience a soft market due to lower capital spending budgets at our customers, however, quotation activity increased in the fourth quarter

Income from operations increased by $3.7 million, or 26.2%, when compared to 2011.   We have demonstrated our ability to favorably leverage sales growth as we expand the use of lean enterprise techniques.  We also continued to develop and globalize market leading technology in order to further improve profitability.  Going into 2013, we will be moving our Brazil facility into a leased building better suited to our operational needs and cost structure, which will result in a restructuring charge during the first quarter of the year.

Net sales in 2011 increased 10.2% from 2010 levels at $85.3 million compared to $77.4 million in 2010.  Foreign exchange had a favorable impact on sales of $1.1 million during the year.  Our mold texturizing businesses continued to strengthen based on the release of new automotive programs, which also created an improved product mix due to their generally higher margins.   Our roll plate and machinery equipment sales continued to experience a soft market due to lower capital spending budgets at our customers.

Income from operations in 2011 increased by $4.8 million, or 51.0%, when compared to 2010. Restructuring of the business and significant cost reduction efforts implemented in 2009, as well as headcount reductions in our European operations in 2010, were significant in the improvement of operating income year over year.  With our new lower cost structure and focus on growth, we demonstrated our ability to improve income from operations on flat sales in 2010.  In 2011, we demonstrated that we had favorably leveraged sales growth and further improved our operating performance.

Engineering Technologies

	2012 compared to 2011			2011 compared to 2010
			%			%
	2012	2011	Change	2011	2010	Change
Net sales	$ 74,088	$ 61,063	21.3%	$ 61,063	$ 58,732	4.0%
Income from operations	14,305	12,606	13.5%	12,606	13,843	-8.9%
Operating income margin	19.3%	20.6%		20.6%	23.6%

Net sales in the fiscal year increased $13.0 million or 21.3%, when compared to the prior year.  The increase is a result of the acquisition of Metal Spinners Group.  Negative organic growth of 11.3% occurred in our legacy businesses as increases in the Aerospace segment at Spincraft were more than offset by declines in the Energy, Aviation and the Defense markets.  As expected, the Energy business was down significantly year-over-year as one of our major customers implemented an inventory correction program.  The Aerospace segment increased from prior year levels due to strong demand for unmanned vehicles.  The Defense sector was down primarily due to order phasing and a difficult prior year comparison, but we expect this sector to improve in 2013.  At Metal Spinners, Oil & Gas business will be soft in the first half of 2013, but we expect it to return to 2012 levels for all of calendar year 2013 based on forecasted demand.

For the fiscal year ending June 30, 2012, income from operations increased $1.7 million, or 13.5%, when compared to the prior year.  This increase was driven by the acquisition of Metal Spinners.  The improvement from Metal Spinners was offset by the impact of reduced sales volume at Spincraft.

Net sales in 2011 increased $2.3 million or 4.0%, when compared to 2010.  The increase is a result of the acquisition of Metal Spinners Group, which increased sales 9.0%.  Negative organic growth of 5.1% occurred as increases in the Aviation and Defense segments at Spincraft were more than offset by declines in the Energy and Aerospace markets.

For the fiscal year ending June 30, 2011, income from operations decreased $1.2 million, or 8.9%, when compared to 2010.  This decrease was driven by the energy and aerospace sales volume reductions at Spincraft and the effect of $0.8 million of purchase accounting and other acquisition-related costs from the Metal Spinners acquisition.

Electronics Products

	2012 compared to 2011			2011 compared to 2010
			%			%
	2012	2011	Change	2011	2010	Change
Net sales	$ 48,206	$ 46,600	3.4%	$ 46,600	$ 37,201	25.3%
Income from operations	8,715	7,551	15.4%	7,551	4,074	85.3%
Operating income margin	18.1%	16.2%		16.2%	11.0%

Electronics Products sales increased $1.6 million, or 3.4% in 2012 when compared to the prior year.  Sales growth was negatively impacted during the first three quarters of 2012 as we experienced soft demand for reed switches, particularly in the Asia Pacific region, and soft demand from a number of larger OEM accounts for sensors and magnetic products.  However, sales strengthened significantly in the fourth quarter as we benefited from a number of new products and customer project launches within the automotive, appliance, medical, and HVAC sensor and magnetic markets and strengthening demand for reed switches.  This pipeline of new programs remains robust and is expected to contribute to solid top line growth in 2013.  Additionally, 2013 will see the impact of the Meder acquisition, which will add complementary geographic regions, products, markets, and sales.

Income from operations in 2012 increased $1.2 million, or 15.4%, compared to 2011.  The year over year improvement was the result of the sales increase as well as the impact of various material and labor cost savings particularly within the North American businesses.  The higher sales level and the various cost reduction initiatives drove operating income margin from 16.2 % in 2011 to 18.1% for 2012.  While the purchase accounting from Meder will negatively impact the first quarter, we expect the acquisition to be accretive to the year in the range of $0.08 to $0.12 per diluted share.

Sales for the Group increased $9.4 million, or 25.3%, in 2011 when compared to 2010.  This increase is due to improved market conditions in our end user markets and market share gains resulting from our top line organic growth initiatives.  We moved into new regions, products, and markets by adding new internal and third-party sales representatives in the United States, Europe and Asia.  We remain in a unique position relative to our competition, as we are able to provide engineering expertise on a global basis combined with the low cost manufacturing from our facilities located in Mexico and China.  Our North American-based competition typically cannot offer the same low cost manufacturing position and competitors located in China cannot provide the same level of new product and application engineering capability.

Income from operations during 2011 increased $3.5 million, or 85.3% compared to 2010 as improved pricing and productivity improvements allowed us to continue to leverage volume at our low-cost facilities in Mexico and China.

Hydraulics Products

	2012 compared to 2011			2011 compared to 2010
			%			%
	2012	2011	Change	2011	2010	Change
Net sales	$ 29,922	$ 22,925	30.5%	$ 22,925	$ 16,598	38.1%
Income from operations	4,403	2,436	80.7%	2,436	963	153.0%
Operating income margin	14.7%	10.6%		10.6%	5.8%

Net sales in 2012 for the Hydraulics Products Group increased $7.0 million, or 30.5% when compared to 2011.  Conditions in the North American dump trailer market continue to improve.  Diversification into other markets has been a major contributor to the growth, as demonstrated by market share gains at several North American refuse market OEMs.  The manufacturing facility in Tianjin, China has also been a factor in our top line growth, as this facility is now producing both rod and telescopic cylinders for global customers.  The ability to offer our engineering expertise on a global basis combined with manufacturing locations in the United States and a low cost operation in China has allowed us to penetrate markets where we previously could not be competitive.  Expansion of business geographically into areas such as Southeast Asia, Australia, Central America and South America is contributing to the increase outside of our historical focus on the North American market.  We are currently adding capacity to our China facility in anticipation of continued growth from these markets.

Income from operations for 2012 increased $2.0 million or 80.7% when compared to 2011.  This increase in annual income from operations can be attributed to leveraging the top line growth, cost containment and process and productivity improvements.

Sales for the Group in 2011 were $22.9 million, an increase of $6.3 million, or 38.1%, compared to 2010 sales of $16.6 million.  Business in the domestic dump truck and dump trailer markets began to improve due to increases in coal mining, requirements for aggregate, and the replacement of aging equipment by municipalities.  Our diversification efforts in the Chinese domestic market, the move into alternative markets such as oil & gas and refuse vehicles, as well as sales into Southeast Asia, Australia, Central America and South America, also contributed to the increase.

Income from operations in 2011 was $2.4 million, an increase of $1.5 million, or 153.0%, from 2010 income from operations of $1.0 million.  The increase in sales during the period had a dramatic positive impact on income due to the impact of cost reduction initiatives taken in 2009.

Corporate, Restructuring and Other

	2012 compared to 2011			2011 compared to 2010
			%			%
	2012	2011	Change	2011	2010	Change
Income (loss) from operations:
Corporate	$(23,443)	$(20,959)	11.9%	$(20,959)	$(20,137)	4.1%
Gain on sale of real estate	4,776	3,368	41.8%	3,368	1,405	139.7%
Restructuring	$ (1,685)	$ (1,843)	-8.6%	$ (1,843)	$ (3,494)	-47.3%

Corporate expenses in 2012 increased $2.5 million, or 11.9% as compared to 2011, driven primarily by increased management bonus and stock compensation expense related to exceeding performance targets for the year.

Corporate expenses in 2011 increased $0.8 million, or 4.1% as compared to 2010.  During 2011, we incurred $1.0 million of expenses related to the four acquisitions during the year, including legal and administrative costs and investment banking fees.

The Company recorded a gain of $4.8 million during 2012 related to the sale of an Engraving Group facility in Sao Paolo, Brazil.  We will be relocating the plant to a leased facility in an industrial park that is more suited to our operational needs and cost structure.  In 2011, the Company recorded a gain of $3.4 million from the sale of an excess facility in Lyon, France, that was the site of a former Engraving Group operation.

Restructuring expenses reflect costs associated with the Company’s efforts to continuously improve operational efficiency and expand globally in order to remain competitive in the end-user markets we serve.  Each year the Company incurs costs for actions to size its businesses to a level appropriate for current economic conditions and to improve its cost structure to improve our competitive posture and to improve operating margins.  Restructuring expenses result from numerous individual actions implemented across the Company’s various operating divisions on an ongoing basis and include costs for moving facilities to low-cost locations, starting up plants after relocation, curtailing/downsizing operations because of changing economic conditions, and other costs resulting from asset redeployment decisions.  Shutdown costs include severance, benefits, stay bonuses, lease and contract terminations and asset write-downs.  In addition to the costs of moving fixed assets, start-up and moving costs include employee training and relocation. Vacant facility costs include maintenance, utilities, property taxes, and other costs.

During 2012 the Company incurred restructuring expense of $1.7 million.  These expenses primarily related to the relocation of Tri-Star manufacturing operations to Nogales, Mexico, the consolidation of Kool Star into our Master-Bilt operations in Mississippi, and ongoing headcount reductions in our European Engraving operations.

During 2011 the Company incurred restructuring expense of $1.8 million.  The majority of these expenses related  to the continuation of two initiatives begun in 2010 – the relocation of our Dallas Food Service Equipment Group manufacturing operations to Nogales, Mexico, and headcount reductions in our European Engraving operations.  We also incurred additional expenses in the Food Service Equipment Group as we began integrating Tri-Star into our Nogales facility and consolidated customer service functions for the Cooking Solutions businesses.

The Company currently expects to incur between $1.5 and $2.5 million of restructuring expense in 2013, including the costs to complete actions initiated before the end of 2012 and actions anticipated to be approved and initiated during 2013.

Discontinued Operations

In December 2011, we decided to divest the ADP business unit.  In connection with this decision, the Company adjusted the carrying value of ADP’s assets to their net realizable value based on a range of expected sale prices.  As a result, the Company recorded goodwill impairment charges of $14.9 million and impairment charges of $5.0 million to fixed assets.  Charges taken in the second quarter included the aforementioned impairment and other transaction costs required to reflect the carrying value of ADP at its estimated net realizable value.

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

During the fourth quarter of 2012, we sold the two ADP facilities retained by us in the transaction for a gain of $0.8 million.

In 2007, the Company sold substantially all the assets of the Berean Christian Stores (“Berean”) business.  As the former owner of Berean, the Company is party under a number of operating leases which were assigned to the purchaser of the business for the remaining initial terms of the leases at the stated lease costs.  The Company remained an obligor of these leases until the expiration of the initial terms.  In June 2009, Berean filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code and, in July 2009, its assets were sold to a third party under Section 363 of the Code.   The new owner of the Berean assets has infused capital into the business, and we believe the Berean bookstores can now be operated successfully as a going concern.  As part of this transaction, the Company agreed to provide lease supplement payments to the new owner of the Berean assets.  The Company remained an obligor of the leases assumed by the new owner, however, our obligation was reduced for locations where the new owner was able to obtain rent concessions.  In addition, the Company remains responsible for two sites formerly operated by Berean.  Liabilities associated with these two leases, net of expected subleases at current market rates, total $0.2 million at June 30, 2012.  The aggregate amount of our obligations in the event of default is $1.5 million at June 30, 2012.

During 2008, the Company entered into an Administrative Order of Consent with the U.S. Environmental Protection Agency (“EPA”) related to the removal of various PCB-contaminated materials and soils at a site where the Company leased a building and conducted operations from 1967-1979.  Remediation efforts were substantially completed during the third quarter of 2009, and the Company received a closure letter from the EPA in the first half of 2010.  The Company actively sought the recovery of costs incurred in carrying out the terms of the AOC through negotiations with its legacy insurers.  In 2010, the Company reached a recovery settlement and recorded income of $2.5 million ($1.6 million net of tax), net of costs incurred to negotiate the settlement.

The following table summarizes the Company’s discontinued operations activity, by operation, for the years ended June 30, 2012, 2011 and 2010 (in thousands):

	Year Disposed	2012	2011	2010
Sales:
Air Distribution Products Group	2012	$43,537	$52,384	$50,974

Income (loss) before taxes:
Air Distribution Products Group	2012	(24,871)	(2,841)	(3,458)
Berean Christian Bookstores	2007	(184)	(635)	(659)
Club Products and Monarch Aluminum	1982	(19)	--	2,291
Other loss from discontinued operations		(250)	(490)	(454)
Income (loss) before taxes from discontinued operations		$(25,324)	$(3,966)	$(2,280)
(Provision) benefit for tax		9,322	1,307	627
Net income (loss) from discontinued operations		$(16,002)	$(2,659)	$(1,653)

Liquidity and Capital Resources

Cash Flow

Cash flow from continuing operations for the year ended June 30, 2012 was $47.4 million, compared to $60.8 million for the same period in 2011.  Items which positively impacted cash flow as compared to the prior year were an increase in net income from continuing operations of $8.9 million.  The improvement was offset by an increase in working capital during the year of $3.9 million and contributions to defined benefit plans of $7.3 million, including a voluntary contribution of $6.0 million.

Investing activities from continuing operations consumed $7.4 million of cash during 2012, consisting primarily of $9.9 million for capital expenditures and $2.4 million in other investing activities.  An additional $5.2 million of cash was generated from the aforementioned sale of real estate.  $16.0 million of cash inflows were also realized from discontinued operations due to the sale of the ADP business and related real estate.

During the year ended June 30, 2012, we used $9.5 million of cash for financing activities.  We reduced our funded debt by $1.6 million, paid dividends of $3.4 million, and repurchased $5.5 million of treasury stock during the year.

Capital Structure

On January 5, 2012, the Company entered into a five-year $225 million unsecured Revolving Credit Facility (“Credit Agreement”, or “new facility”), which can be increased by the Company by an amount of up to $100 million, in accordance with specified conditions contained in the agreement.  The new facility also includes a $10 million sublimit for swing line loans and a $30 million sublimit for letters of credit.  The new credit facility replaced the 2007 credit agreement, which was scheduled to mature in September 2012.

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

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Agreement”), to interest expense for the trailing twelve months of at least 3:1. Adjusted EBIT per the Credit Agreement specifically excludes extraordinary and certain other defined items such as non-cash restructuring and acquisition-related charges up to $2.0 million, and goodwill impairment.  At June 30, 2012, the Company’s Interest Coverage Ratio was 27.3:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the credit agreement, calculated as Adjusted EBIT per the Credit Agreement plus Depreciation and Amortization, may not exceed 3.5:1.  At June 30, 2012, the Company’s Leverage Ratio was 0.79:1.

As of June 30, 2012, we had borrowings under the new facility of $50.0 million.  As of June 30, 2012, the effective rate of interest for outstanding borrowings under the new facility was 3.67%.  We also utilize an uncommitted money market credit facility to help manage daily working capital needs.  The amount outstanding under this facility was $0 and $1.8 million at June 30, 2012 and 2011, respectively.

Funds borrowed under the new facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the new facility.  We expect to spend between $13.0 and $16.0 million on capital expenditures during 2013, and expect that depreciation and amortization expense will be between $12.0 and $13.0 million and $4.0 and $4.5 million, respectively.

In order to manage our interest rate exposure, we are party to $50.0 million of floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 2.29%.

The following table sets forth our capitalization at June 30:

Year Ended June 30 (in thousands):	2012	2011
Short-term debt	$ --	$1,800
Current portion of long-term debt	--	3,300
Long-term debt	50,000	46,500
Total debt	50,000	51,600
Less cash	54,749	14,407
Net (cash) debt	(4,749)	37,193
Stockholders’ equity	242,907	245,613
Total capitalization	$238,158	$282,806

Stockholders’ equity decreased year over year primarily as a result of changes in unrealized pension losses of $21.6 million. Also affecting equity were net income of $30.9 million, dividends of $3.5 million, unfavorable foreign currency movements of $7.8 million, and changes in the fair value of derivative instruments of $0.7 million.  The remaining changes are attributable to treasury stock activity, offset by the additional paid in capital increases associated with stock-based compensation in the current year.  The Company's net (cash) debt to capital percentage improved from 13.2% to -2.0% in 2012 due to continued debt reduction, the contribution of current year net income to retained earnings, and the aforementioned changes to accumulated other comprehensive income.

We sponsor a number of defined benefit and defined contribution retirement plans.  The Company’s pension plan for U.S. salaried employees was frozen as of December 31, 2007.  Participants in the U.S. salaried pension and supplemental defined benefit plans no longer accrue future benefits.  The fair value of the Company's U.S. pension plan assets was $198.7 million at June 30, 2012 and the projected benefit obligation in the U.S. was $245.2 million at that time.   During 2012, we made a voluntary contribution of $6.0 million to the plan.  In June 2012, the Moving Ahead for Progress in the 21st Century (“MAP 21”) bill was signed into law.  Based on changes in pension funding provisions under MAP 21, we made an additional $3.25 million contribution subsequent to June 30 due to its favorable treatment under the bill and retroactive treatment under the Pension Protection Act (“PPA”).  As a result of this additional contribution in conjunction with the voluntary contribution made in 2012, the plan is 100% funded under PPA rules, and we do not expect to make mandatory contributions to the plan until 2016.  We do not expect contributions to our other defined benefit plans to be material in 2013.

We have evaluated the current and long-term cash requirements of our defined benefit and defined contribution plans as of June 30, 2012.  Our operating cash flows from continuing operations and available liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

We have an insurance program for certain retired key executives.  The underlying policies have a cash surrender value of $19.1 million and are reported net of loans of $11.1 million for which we have the legal right of offset.  These policies have been purchased to fund supplemental retirement income benefits.  The aggregate present value of future obligations was $0.2 million and $0.6 million at June 30, 2012 and 2011, respectively.  During 2012, the Company withdrew $0.2 million of excess funding from these policies with no related tax consequences.

Contractual obligations of the Company as of June 30, 2012 are as follows (in thousands):

	Payments Due by Period
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years
Long-term debt obligations	$50,000	$0	$0	$50,000	$0
Operating lease obligations	22,335	5,473	7,562	4,723	4,577
Estimated interest payments [1]	5,909	1,644	3,092	1,173	--
Post-retirement benefit payments [2]	2,002	136	267	255	1,344
Total	$80,246	$7,253	$10,921	$56,151	$5,921

1  Estimated interest payments are based upon effective interest rates as of June 30, 2012, and include the impact of interest rate swaps.  See Item 7A for further discussions surrounding interest rate exposure on our variable rate borrowings.

2  Post-retirement benefit payments are based upon current benefit payment levels.

At June 30, 2012, we had $0.8 million of non-current liabilities for uncertain tax positions.  We are not able to provide a reasonable estimate of the timing of future payments related to these obligations.

Off Balance Sheet Items

In March 2012, the Company sold substantially all of the assets of the ADP business.  In connection with the divestiture, the Company remained the lessee of ADP’s Philadelphia, PA facility and administrative offices, with the purchaser subleasing a fractional portion of the building at current market rates.  In connection with the transaction, the Company recognized a lease impairment charge of $2.3 million for the remaining rental expense.  The Company’s aggregate obligation with respect to the lease is $2.9 million, of which $2.2 million was recorded as a liability at June 30, 2012.  Additionally, the Company remained an obligor on an additional facility lease that was assumed in full by the buyer, for which our aggregate obligation in the event of default by the buyer is $1.2 million.  With the exception of the impaired portion of the Philadelphia lease, the Company does not expect to make any payments with respect to these obligations.  The buyer’s obligations under the respective sublease and assumed lease are secured by a cross-default provision in the purchaser’s promissory note for a portion of the purchase price which is secured by mortgages on the ADP real estate sold in the transaction.

In connection with the sale of the Berean Christian Bookstores completed in August 2006, we assigned all but one lease to the buyers.  During June 2009, the Berean business filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  The Berean assets were subsequently resold under section 363 of the Code.  The new owners of the Berean business have negotiated lower lease rates and extended lease terms at certain of the leased locations.  We remain an obligor on these leases, but at the renegotiated rates and to the original term of the leases.  The aggregate amount of our obligations in the event of default is $1.5 million at June 30, 2012, of which $1.3 million is not recorded on our balance sheet as a liability based on management’s assessment of the likelihood of loss.

We had no other material off balance sheet items at June 30, 2012, other than the operating leases summarized above.

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

Foreign Currency Translation – Our primary functional currencies used by our non-U.S. subsidiaries are the Euro, British Pound Sterling (Pound), Mexican Peso, and Chinese Yuan.  During the current year, the Pound Sterling, Peso, and Euro have experienced decreases in value relative to the U.S. Dollar, our reporting currency.  Since June 30, 2011 the Euro has depreciated by 12.7%, the Pound has depreciated by 2.2%, and the Peso has depreciated by 13.4% (all relative to the U.S. Dollar).  These lower exchange values were used in translating the appropriate non-U.S. subsidiaries’ balance sheets into U.S. Dollars at the end of the current year.

Defined Benefit Pension Plans – We record expenses related to these plans based upon various actuarial assumptions such as discount rates and assumed rates of returns.  Based on current assumptions, we are projecting an increase of $2.6 million, or $0.13 per share, of additional expense related to our legacy U.S. plan in 2013 and compared to 2012.

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

Employee Relations – The Company has labor agreements with a number of union locals in the United States and a number of European employees belong to European trade unions.  We renegotiated three union contracts during 2012, and in each case reached an agreement.  There are no union contracts expiring during 2013.  The company maintains good working relations with all of its unions, however, there can be no guarantee that agreements can be reached in future negotiations.

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

Our annual impairment testing at each reporting unit relied on assumptions surrounding general market conditions, short-term growth rates, and a terminal growth rate of 2.5%, and detailed management forecasts of future cash flows prepared by the relevant reporting unit.  Fair values were determined primarily by discounting estimated future cash flows at a weighted average cost of capital of 9.97%.   An increase in the weighted average cost of capital of approximately 350 basis points in the analysis would not result in the identification of any impairments.

While we believe that our estimates of future cash flows are reasonable, changes in assumptions could significantly affect our valuations and result in impairments in the future.  The most significant assumption involved in the Company’s determination of fair value is the cash flow projections of each reporting unit.  Certain of our reporting units have been significantly impacted by the current global economic downturn, and if the effects of the current global economic environment are protracted or the recovery is slower than we have projected estimates of future cash flows for each reporting unit may be insufficient to support the carrying value of the reporting units, requiring the Company to re-assess its conclusions related to fair value and the recoverability of goodwill.

As a result of our annual assessment, the Company determined that the fair value of the reporting units and indefinite-lived intangible assets exceeded their respective carrying values.  Therefore, no impairment charges were recorded in connection with our assessments during 2012 and 2011.

In connection with the divestiture of ADP, the Company determined that, based on the net realizable value of the business in the transaction, the goodwill of the ADP reporting unit was impaired.  As such, the Company recognized $14.9 million in impairment charges in discontinued operations during the second quarter of 2012.

Cost of Employee Benefit Plans – We provide a range of benefits to our employees, including pensions and some postretirement benefits.  We record expenses relating to these plans based upon various actuarial assumptions such as discount rates, assumed rates of return, compensation increases, turnover rates, and health care cost trends.  The expected return on plan assets assumption of 8.1% in the U.S. is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.  We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets as well as our current expectations for long-term rates of returns for our pension assets.  The U.S. discount rate of 4.6% reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.  We review our actuarial assumptions, including discount rate and expected long-term rate of return on plan assets, on at least an annual basis and make modifications to the assumptions based on current rates and trends when appropriate.  Based on information provided by our actuaries and other relevant sources, we believe that our assumptions are reasonable.

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

Exchange Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend payments, loan payments, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At June 30, 2012 and 2011, the fair value, in the aggregate, of the Company’s open foreign exchange contracts was not material.

Our primary translation risk is with the Euro, British Pound Sterling, and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at June 30, 2012, would not result in a material change in our operations, financial position, or cash flows.  We do not hedge our translation risk.  As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate

The Company’s effective rate on variable-rate borrowings under the revolving credit agreement increased from 2.96% at June 30, 2011 to 3.67% at June 30, 2012.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings. From time to time, we will use interest rate swap agreements to modify our exposure to interest rate movements.  We are currently entered into $50.0 million of floating to fixed rate swaps with terms ranging from two to five years.  These swaps convert our interest payments from LIBOR to a weighted average rate of 2.29%.  Due to the impact of the swaps, an increase in interest rates would not materially impact our annual interest expense at June 30, 2012.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of June 30, 2012, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

Item 8.  Financial Statements and Supplementary Data

Consolidated Balance Sheets

Standex International Corporation and Subsidiaries
As of June 30 (in thousands, except share data)	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$54,749	$14,407
Accounts receivable, net	99,432	95,716
Inventories	73,076	74,805
Prepaid expenses and other current assets	6,255	5,345
Income taxes receivable	3,568	-
Deferred tax asset	12,190	11,337
Current assets - discontinued operations	-	18,939
Total current assets	249,270	220,549

Property, plant, equipment, net	82,563	87,088
Intangible assets, net	19,818	22,554
Goodwill	100,633	102,439
Deferred tax asset	6,618	-
Other non-current assets	20,909	18,028
Non-current assets - discontinued operations	-	24,247
Total non-current assets	230,541	254,356

Total assets	$479,811	$474,905

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term debt	$-	$1,800
Current portion of long-term debt	-	3,300
Accounts payable	62,113	68,205
Accrued liabilities	51,124	43,825
Income taxes payable	3,548	3,404
Current liabilities – discontinued operations	-	7,603
Total current liabilities	116,785	128,137

Long-term debt	50,000	46,500
Deferred income taxes	4,644	7,653
Pension obligations	53,550	27,815
Other non-current liabilities	11,925	12,707
Non-current liabilities - discontinued operations	-	6,480
Total non-current liabilities	120,119	101,155

Commitments and Contingencies (Notes 11 and 12)

Stockholders' equity:
Common stock, par value $1.50 per share -
60,000,000 shares authorized, 27,984,278
issued, 12,523,866 and 12,448,632 shares
outstanding in 2012 and 2011	41,976	41,976
Additional paid-in capital	34,928	33,228

Retained earnings	505,163	477,726
Accumulated other comprehensive loss	(75,125)	(44,928)
Treasury shares (15,460,412 shares in 2012
and 15,535,646 shares in 2011)	(264,035)	(262,389)
Total stockholders' equity	242,907	245,613

Total liabilities and stockholders' equity	$479,811	474,905

See notes to consolidated financial statements.

Consolidated Statements of Operations

Standex International Corporation and Subsidiaries
For the Years Ended June 30 (in thousands, except per share data)	2012	2011	2010
Net sales	$634,640	$581,369	$527,481
Cost of sales	426,156	389,831	352,505
Gross profit	208,484	191,538	174,976

Selling, general and administrative	146,995	137,807	127,156
Gain on sale of real estate	(4,776)	(3,368)	(1,405)
Restructuring costs	1,685	1,843	3,494

Income from operations	64,580	55,256	45,731

Interest expense	2,280	2,107	3,624
Other, net	(519)	201	(749)
Total	1,761	2,308	2,875

Income from continuing operations before income taxes	62,819	52,948	42,856
Provision for income taxes	15,912	14,922	12,504
Income from continuing operations	46,907	38,026	30,352

Income (loss) from discontinued operations, net of tax	(16,002)	(2,659)	(1,653)

Net income	$30,905	$35,367	$28,699

Basic earnings per share:
Income (loss) from continuing operations	$3.75	$3.05	$2.44
Income (loss) from discontinued operations	(1.28)	(0.22)	(0.13)
Total	$2.47	$2.83	$2.31

Diluted earnings per share:
Income (loss) from continuing operations	$3.67	$2.98	$2.39
Income (loss) from discontinued operations	(1.25)	(0.21)	(0.13)
Total	$2.42	$2.77	$2.26

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income

				Accumulated
		Additional		Other			Total
	Common	Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
Year End (in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance, July1, 2009	$41,976	$28,690	$419,157	$(52,591)	15,597	$(260,946)	$176,286
Stock issued for employee stock option and
purchase plans, including related income tax benefit		(1,075)			(107)	1,790	715
Stock-based compensation		3,845					3,845
Treasury stock acquired					46	(1,074)	(1,074)
Comprehensive income
Net Income			28,699				28,699
Foreign currency translation adjustment				(2,360)			(2,360)
Pension and OPEB adjustments, net of tax of $7.2 million (Note 14)				(12,032)			(12,032)
Change in fair value of derivatives, net of tax of ($0.3) million (Note 14)				527			527
Total comprehensive income							14,834
Dividends paid ($.20 per share)			(2,543)				(2,543)
Balance, June 30, 2010	$41,976	$31,460	$445,313	$(66,456)	15,536	$(260,230)	$192,063
Stock issued for employee stock option and
purchase plans, including related income tax benefit		(2,037)			(183)	3,078	1,041
Stock-based compensation		3,805					3,805
Treasury stock acquired					183	(5,237)	(5,237)
Comprehensive income
Net Income			35,367				35,367
Foreign currency translation adjustment				9,075			9,075
Pension and OPEB adjustments, net of tax of ($7.4) million (Note 14)				12,803			12,803
Change in fair value of derivatives, net of tax of $0.2 million (Note 14)				(350)			(350)
Total comprehensive income							56,895
Dividends paid ($.23 per share)			(2,954)				(2,954)
Balance, June 30, 2011	$41,976	$33,228	$477,726	$(44,928)	15,536	$(262,389)	$245,613
Stock issued for employee stock option and
purchase plans, including related income tax benefit
and other		(2,156)			(229)	3,875	1,719
Stock-based compensation		3,856					3,856
Treasury stock acquired					154	(5,521)	(5,521)
Comprehensive income
Net Income			30,905				30,905
Foreign currency translation adjustment				(7,847)			(7,847)
Pension and OPEB adjustments, net of tax of $11.1 million (Note 14)				(21,625)			(21,625)
Change in fair value of derivatives, net of tax of $0.4 million (Note 14)				(725)			(725)
Total comprehensive income							708
Dividends paid ($.27 per share)			(3,468)				(3,468)
Balance, June 30, 2012	$41,976	$34,928	$505,163	$(75,125)	15,461	$(264,035)	$242,907

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Standex International Corporation and Subsidiaries
For the Years Ended June 30 (in thousands)	2012	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$30,905	$35,367	$28,699
Income (loss) from discontinued operations	(16,002)	(2,659)	(1,653)
Income (loss) from continuing operations	46,907	38,026	30,352

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,490	13,274	13,408
Stock-based compensation	3,768	3,805	3,845
Deferred income taxes	2,376	(673)	3,709
Non-cash portion of restructuring charge	81	485	403
(Gain)/loss on sale of real estate	(4,776)	(3,368)	(1,405)
Increase/(decrease) in cash from changes in assets and liabilities, net of effects from discontinued operations and business acquisitions:
Accounts receivables, net	(5,883)	(2,535)	(11,787)
Inventories	876	(11,845)	2,292
Contributions to defined benefit plans	(7,268)	(506)	(17,414)
Prepaid expenses and other	(2,742)	(1,296)	(2,817)
Accounts payable	(651)	12,665	467
Accrued payroll, employee benefits and other liabilities	4,375	6,019	3,874
Income taxes payable	(3,112)	6,783	(1,729)
Net cash provided by operating activities - continuing operations	47,441	60,834	23,198
Net cash used for operating activities - discontinued operations	(3,775)	(4,497)	(1,797)
Net cash provided by operating activities	43,666	56,337	21,401
Cash Flows from Investing Activities
Expenditures for capital assets	(9,936)	(5,919)	(3,936)
Expenditures for acquisitions, net of cash acquired	-	(26,603)	-
Expenditures for executive life insurance policies	(476)	(514)	(640)
Proceeds withdrawn from life insurance policies	152	415	1,649
Proceeds from sale of real estate and equipment	5,207	5,746	8,681
Other investing activity	(2,367)	(1,242)	-
Net cash provided by (used for) investing activities from continuing operations	(7,420)	(28,117)	5,754
Net cash provided by investing activities from discontinued operations	16,004	(132)	(82)
Net cash provided by (used for) investing activities	8,584	(28,249)	5,672
Cash Flows from Financing Activities
Proceeds from borrowings	210,500	73,000	78,000
Payments of debt	(210,300)	(116,500)	(79,000)
Short-term borrowings, net	(1,800)	1,800	-
Stock issued under employee stock option and purchase plans	316	342	376
Excess tax benefit associated with stock option exercises	649	247	-
Cash dividends paid	(3,383)	(2,875)	(2,490)
Purchase of treasury stock	(5,521)	(5,237)	(1,074)
Net cash used for financing activities from continuing operations	(9,539)	(49,223)	(4,188)
Net cash used for financing activities from discontinued operations	-	-	-
Net cash used for financing activities	(9,539)	(49,223)	(4,188)

Effect of exchange rate changes on cash	(2,369)	1,912	1,761

Net change in cash and cash equivalents	40,342	(19,223)	24,646
Cash and cash equivalents at beginning of year	14,407	33,630	8,984
Cash and cash equivalents at end of year	$54,749	$14,407	$33,630

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$1,792	$1,837	$3,071
Income taxes, net of refunds	$13,377	$5,673	$9,068

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

During the year ended June 30, 2012, the Company completed the divestiture of its ADP business.  As a result, all periods have been restated to reflect the operations of ADP as discontinued operations.  For further information, please see Note 15 – Discontinued Operations.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments purchased with a maturity of three months or less.  These investments are carried at cost, which approximates fair value.  At June 30, 2012 and 2011, the Company’s cash was comprised solely of cash on deposit.

Trading Securities

The Company purchases investments in connection with the KEYSOP Plan for certain retired executives and for its non-qualified defined contribution plan for employees who exceed certain thresholds under our traditional 401(k) plan.  These investments are classified as trading and reported at fair value.  The investments generally consist of mutual funds, are included in other non-current assets and amounted to $3.5 million and $7.4 million at June 30, 2012 and 2011, respectively.  Gains and losses on these investments are recorded as other non-operating income (expense) in the Consolidated Statements of Operations.

Accounts Receivable Allowances

The Company has provided an allowance for doubtful accounts reserve which represents the best estimate of probable loss inherent in the Company’s account receivables portfolio.  This estimate is derived from the Company’s knowledge of its end markets, customer base, products, and historical experience.

The changes in the allowances for uncollectible accounts during 2012, 2011, and 2010 were as follows (in thousands):

	2012	2011	2010
Balance at beginning of year	$2,201	$1,882	$2,095
Provision charged to expense	366	697	377
Write-offs, net of recoveries	(581)	(378)	(590)

Balance at end of year	$1,986	$2,201	$1,882

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

Goodwill and Identifiable Intangible Assets

All business combinations are accounted for using the purchase method, and goodwill and identifiable intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Identifiable intangible assets that are not deemed to have indefinite lives are amortized on an accelerated basis over the following useful lives:

Customer relationships	5 to 16 years
Patents	12 years
Non-compete agreements	5 to 10 years
Other	10 years
Tradenames	Indefinite life

See discussion of the Company’s assessment of impairment in Note 5 – Goodwill, and Note 6 – Intangible Assets.

Fair Value of Financial Instruments

The financial instruments, shown below, are presented at fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters.  Where observable prices or inputs are not available, valuation models may be applied.

Assets and liabilities recorded at fair value in the consolidated balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair values.  Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities and the methodologies used in valuation are as follows:

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

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

The fair values of our financial instruments at June 30, 2012 and 2011 were (in thousands):

	2012
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - KEYSOP assets	$1,847	$1,847	$-	$-
Marketable securities - deferred compensation plan	1,697	1,697	-	-
Foreign Exchange contracts	96	-	96	-

Financial Liabilities
Foreign Exchange contracts	$231	$-	$231	$-
Interest rate swaps	2,734	-	2,734	-

	2011
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - KEYSOP assets	$6,009	$6,009	$-	$-
Marketable securities - deferred compensation plan	1,366	1,366	-	-
Foreign Exchange contracts	366	-	366	-

Financial Liabilities
Interest rate swaps	$1,486	$-	$1,486	$-

Concentration of Credit Risk

The Company is subject to credit risk through trade receivables and short-term cash investments.  Concentration of risk with respect to trade receivables is minimized because of the diversification of our operations, as well as our large customer base and our geographical dispersion.  No individual customer accounts for more than 5% of revenues or accounts receivable in the periods presented.

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

Research and Development

Research and development expenditures are expensed as incurred.  Total research and development costs, which are classified under selling, general, and administrative expenses, were $4.4 million, $4.0 million, and $3.6 million for the years ended June 30, 2012, 2011, and 2010, respectively.

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

The changes in warranty reserve, which are recorded as accrued liabilities, during 2012, 2011, and 2010 were as follows (in thousands):

	2012	2011	2010
Balance at beginning of year	$5,131	$4,761	$4,821
Warranty expense	4,459	2,685	2,827
Warranty claims	(3,507)	(2,315)	(2,887)
Balance at end of year	$6,083	$5,131	$4,761

Stock-Based Compensation Plans

Restricted stock awards generally vest over a three-year period.  Compensation expense associated with these awards is recorded based on their grant-date fair values and is generally recognized on a straight-line basis over the vesting period except for awards with performance conditions, which are recognized on a graded vesting schedule.  Compensation cost for an award with a performance condition is based on the probable outcome of that performance condition.  The stated vesting period is considered substantive for retirement eligible participants.  Accordingly, the Company recognizes any remaining unrecognized compensation expense upon participant retirement.

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

Earnings Per Share

(share amounts in thousands)	2012	2011	2010
Basic – Average Shares Outstanding	12,517	12,475	12,440
Effect of Dilutive Securities – Stock Options and Restricted Stock Awards	270	277	245
Diluted – Average Shares Outstanding	12,787	12,752	12,685

Both basic and dilutive income are the same for computing earnings per share.  There were no outstanding instruments that had an anti-dilutive effect at June 30, 2012, 2011 and 2010.

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

The components of the fair value of the Metal Spinners acquisition and final allocation reported at June 30, 2011 are as follows (in thousands):

Metal Spinners Group
Fair value of business combination:
Cash payments	$23,887
Less: cash acquired	(1,652)
Total	$22,235
Identifiable assets acquired and liabilities assumed
Current assets	$5,349
Property, plant, and equipment	6,534
Identifiable intangible assets	5,727
Goodwill	11,288
Deferred taxes	(2,837)
Liabilities assumed	(3,826)
Total	$22,235

Subsequent to acquisition, revenues and earnings for Metal Spinners in 2011 were $6.4 million and $0.2 million, respectively.  Included in earnings are $0.7 million of purchase accounting-related expenses.

Other 2011 Acquisitions

The Company made three additional acquisitions during 2011 – two in the Engraving Group and one in the Food Service Equipment Group.  Total consideration transferred in the aggregate for these acquisitions was $4.7 million.  Acquired intangible assets of $1.6 million consist of $1.0 million of amortizing intangible assets expected to be amortized over a weighted average period of 12.38 years.

The components of the fair value of other 2011 acquisitions and the final allocation of their purchase price are as follows (in thousands):

Other
Fair value of business combination:
Cash payments	$4,368
Deferred consideration	350
Total	$4,718
Identifiable assets acquired and liabilities assumed
Current assets	1,705
Property, plant, and equipment	518
Identifiable intangible assets	1,619
Goodwill	1,368
Liabilities assumed	(492)
Total	$4,718

Subsequent to their acquisition, revenues and earnings for these other businesses in 2011 were $7.1 million and $0.8 million, respectively.

3.  INVENTORIES

Inventories are comprised of (in thousands):

June 30	2012	2011
Raw materials	$33,208	$31,292
Work in process	21,833	22,014
Finished goods	18,035	21,499
Total	$73,076	$74,805

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses and were $19.9 million, $17.8 million, and $15.0 million in 2012, 2011, and 2010, respectively.

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

June 30	2012	2011
Land, buildings and
leasehold improvements	$69,933	$71,421
Machinery, equipment and other	142,495	141,126
Total	212,428	212,547
Less accumulated depreciation	129,865	125,459
Property, plant and equipment - net	$82,563	$87,088

Depreciation expense for the years ended June 30, 2012, 2011, and 2010 totaled $10.8 million, $10.9 million, and $10.9 million, respectively.

5.  GOODWILL

Goodwill and certain indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount of the asset.  The Company’s annual test for impairment is performed using a May 31st measurement date.

The Company has identified our reporting units for impairment testing as its eleven operating segments, which are aggregated into five reporting segments as disclosed in Note 18 – Industry Segment Information.

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

While the Company believes that estimates of future cash flows are reasonable, changes in assumptions could significantly affect valuations and result in impairments in the future.  The most significant assumption involved in the Company’s determination of fair value is the cash flow projections of each reporting unit.  Certain reporting units have been significantly impacted by the current global economic downturn.  If the effects of the current global economic environment are protracted or the recovery is slower than projected, estimates of future cash flows for each reporting unit may be insufficient to support the carrying value of the reporting units, requiring the Company to re-assess its conclusions related to fair value and the recoverability of goodwill.

As a result of our annual assessment, the Company determined that the fair value of the reporting units and indefinite-lived intangible assets exceeded their respective carrying values.  Therefore, no impairment charges were recorded in connection with our assessments during 2012 and 2011.

In connection with the divestiture of the Air Distribution Products (“ADP”) business, the Company determined that, based on the net realizable value of the business in the transaction, the goodwill of the ADP reporting unit was impaired.  As such, the Company recognized $14.9 million in impairment charges in discontinued operations during the second quarter of 2012.

Changes to goodwill during the years ended June 30, 2012 and 2011 are as follows (in thousands):

	2012	2011
Balance at beginning of year	$120,378	$105,809
Accumulated impairment losses	17,939	17,939
Balance at beginning of year, net	$102,439	$87,870
Acquisitions	-	12,656
Measurement period adjustments and other	(263)	-
Foreign currency translation	(1,543)	1,913
Balance at end of year	$100,633	$102,439

6.  INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	Customer	Trademarks
	Relationships	(Indefinite-lived)	Other	Total

June 30, 2012
Cost	$27,062	$9,406	$3,846	$40,314
Accumulated amortization	(17,003)	-	(3,493)	(20,496)
Balance, June 30, 2012	$10,059	$9,406	$353	$19,818

June 30, 2011
Cost	$27,549	$9,406	$4,736	$41,691
Accumulated amortization	(14,647)	-	(4,490)	(19,137)

Balance, June 30, 2011	$12,902	$9,406	$246	$22,554

Amortization expense (excluding impairment) for the years ended June 30, 2012, 2011, and 2010 totaled $2.7 million, $2.4 million, and $2.5 million, respectively. At June 30, 2012, aggregate amortization expense is estimated to be $2.2 million in fiscal 2013, $1.9 million in fiscal 2014, $1.6 million in fiscal 2015, $1.2 million in fiscal 2016, $0.9 million in fiscal 2017, and $2.6 million thereafter.

7.  DEBT

Long-term debt is comprised of the following at June 30 (in thousands):

	2012	2011
Bank credit agreements	$50,000	$46,500
Other	-	3,300
Total	50,000	49,800
Less current portion	-	(3,300)
Total long-term debt	$50,000	$46,500

Long-term debt is due as follows (in thousands):

2013	-
2014	-
2015	-
2016	-
2017	$50,000
Thereafter	-

Bank Credit Agreements

On January 5, 2012, the Company entered into a five-year $225 million unsecured Revolving Credit Facility (“Credit Agreement”), which includes a letter of credit sub-facility with a limit of $30 million and a $100 million accordion feature.  The new credit facility replaced the company’s existing $150 million five-year credit agreement that was scheduled to expire in September 2012.  Interest is payable on borrowings at either a LIBOR or base rate benchmark rate plus an applicable margin, which will fluctuate based on financial performance.  The Credit Agreement requires a ratio of funded debt to EBITDA (as defined in the Credit Agreement) of no greater than 3.5:1, an interest coverage ratio of no less than 3:1, as well as customary affirmative and negative covenants and events of default. The Credit Agreement also includes certain requirements related to acquisitions and dispositions.  Borrowings under the Credit Agreement are guaranteed by the Company’s domestic subsidiaries and are unsecured.  The Company intends to use this Credit Agreement to fund potential acquisitions, to support organic growth initiatives and working capital needs, and for general corporate purposes.

As of June 30, 2012, the Company had the ability to borrow $166.2 million under this facility.  The carrying value of the current borrowings under the facility approximated fair value.

The new facility expires in January 2017, and contains customary representations, warranties and restrictive covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Agreement”), to interest expense for the trailing twelve months of at least 3:1.  Adjusted EBIT per the Credit Agreement specifically excludes extraordinary and certain other defined items such as non-cash restructuring and acquisition-related charges up to $2.0 million, and goodwill impairment.  At June 30, 2012, the Company’s Interest Coverage Ratio was 27.34:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the credit agreement, calculated as Adjusted EBIT per the Credit Agreement plus Depreciation and Amortization, may not exceed 3.5:1.  At June 30, 2012, the Company’s Leverage Ratio was 0.79:1.

Other Long-Term Borrowings

The Company was a borrower under industrial revenue bonds totaling $3.3 million at June 30, 2011.  Because these bonds were remarketed on a monthly basis and a failed remarketing would trigger repayment of the bonds via a renewable letter of credit arrangement, they were classified as a current liability.  The Company repaid the bonds without penalty during 2012.

Short-Term Facilities

The Company also utilizes an uncommitted money market credit facility to help manage daily working capital needs.  This unsecured facility, which is renewed annually, provides for a maximum aggregate credit line of $5 million.  Amounts outstanding under these facilities were zero and $1.8 million at June 30, 2012 and 2011, respectively.

At June 30, 2012, and 2011, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $9.5 million and $14.2 million, respectively.

8.  ACCRUED LIABILITIES

Accrued expenses consist of the following (in thousands):

	2012	2011
Payroll and employee benefits	$27,110	$23,341
Workers' compensation	3,325	3,735
Other	20,689	16,749
Total	$51,124	$43,825

9.  DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps

In order to manage our interest rate exposure, we are party to $50.0 million of floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 2.29% at June 30, 2012.

The fair value of the swaps recognized in accrued liabilities and in other comprehensive income (loss) at June 30, 2012 and 2011 is as follows (in thousands):

				Fair Value at June 30,
Effective Date	Notional Amount	Fixed Interest Rate	Maturity	2012	2011
June 1, 2010	$5,000,000	2.495%	May 26, 2015	$(300)	$(203)
June 1, 2010	5,000,000	2.495%	May 26, 2015	(300)	(203)
June 4, 2010	10,000,000	2.395%	May 26, 2015	(566)	(365)
June 9, 2010	5,000,000	2.34%	May 26, 2015	(275)	(172)
June 18, 2010	5,000,000	2.38%	May 26, 2015	(283)	(180)
September 21, 2011	5,000,000	1.28%	September 21, 2013	(61)	(52)
September 21, 2011	5,000,000	1.60%	September 22, 2014	(136)	(55)
March 15, 2012	10,000,000	2.75%	March 15, 2016	(813)	(256)
				$(2,734)	$(1,486)

The Company reported no losses for the years ended June 30, 2012, 2011, and 2010, as a result of hedge ineffectiveness.  Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive loss related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign purchases of materials and loan payments to and from subsidiaries.  The Company enters into such contracts for hedging purposes only.  For hedges of intercompany loan payments, the Company has not elected hedge accounting due to the general short-term nature and predictability of the transactions, and records derivative gains and losses directly to the consolidated statement of operations.  At June 30, 2012 and 2011 the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized (losses) gains of ($0.1) million and $0.4 million, respectively, which approximate the unrealized gains or losses on the related loans.  The contracts have maturity dates ranging from 2013-2015, which correspond to the related intercompany loans.  The notional amounts of these instruments, by currency, are as follows:

Currency	2012	2011
Mexican Peso	3,750,000	15,756,000
Euro	2,350,000	5,964,800
Canadian Dollar	1,250,000	2,875,350
Pound Sterling	933,473	1,000,750
Singapore Dollar	1,500,000	1,000,000
Australian Dollar	-	527,700

10.  INCOME TAXES

The components of income from continuing operations before income taxes are as follows (in thousands):

	2012	2011	2010
U.S. Operations	$27,590	$28,587	$30,819
Non-U.S. Operations	35,229	24,361	12,037
Total	$62,819	$52,948	$42,856

The Company utilizes the asset and liability method of accounting for income taxes.  Deferred income taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws.  The components of the provision for income taxes on continuing operations (in thousands) were as shown below:

	2012	2011	2010
Current:
Federal	$5,314	$9,750	$5,707
State	449	1,060	486
Non-U.S.	7,773	4,785	2,602
Total Current	13,536	15,595	8,795

Deferred:
Federal	$2,139	$(1,231)	$3,619
State	644	(851)	848
Non-U.S.	(407)	1,409	(758)
Total Deferred	2,376	(673)	3,709
Total	$15,912	$14,922	$12,504

A reconciliation from the U.S. Federal income tax rate on continuing operations to the total tax provision is as follows (in thousands):

	2012	2011	2010
Provision at statutory tax rate	35.0%	35.0%	34.0%
State taxes	1.2%	0.3%	2.1%
Impact of Foreign Operations	-5.6%	-3.8%	-5.2%
Federal tax credits	-2.9%	-1.7%	-0.4%
Other	-2.4%	-1.6%	-1.3%

Effective income tax provision	25.3%	28.2%	29.2%

Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, size of the Company’s income or loss and any one-time activities occurring during the period.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2012 was impacted by the following items: (i) a benefit of $1.3 million from the reversal of income tax contingency reserves that were determined to be no longer needed due to the lapsing of the statute of limitations and re-measurement of existing tax contingency reserves based on recently completed tax examinations, (ii) a benefit of $0.4 million related to a decrease in the statutory tax rate in the United Kingdom on prior period deferred tax liabilities recorded during the first quarter, and (iii) a benefit of $4.5 million due to the mix of income earned in jurisdictions with beneficial tax rates.

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

Significant components of the Company’s deferred income taxes are as follows (in thousands):

	2012	2011
Deferred tax liabilities:
Depreciation and amortization	$(19,247)	$(25,321)
Other	(1,832)	-
Total deferred tax liability	$(21,079)	$(25,321)

Deferred tax assets:
Accrued compensation	$3,966	$5,204
Accrued expenses and reserves	6,242	4,206
Pension	19,985	9,847
Inventory	1,554	1,899
Other	1,678	1,108
Net operating loss and
credit carry forwards	2,631	2,811
Total deferred tax asset	$36,056	$25,075

Less: Valuation allowance	(813)	(169)
Net deferred tax asset (liability)	$14,164	$(415)

The Company estimates the degree to which deferred tax assets, including net operating loss and credit carry forwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss carry forwards that it believes will more likely than not go unrealized.  The valuation allowances at June 30, 2012 apply to the tax benefit of foreign and state loss carry forwards, which management has concluded that it is more likely than not that these tax benefits will not be realized.  The increase (decrease) in the valuation allowance totaled $0.6 million, ($0.2 million) and $(0.5 million) in 2012, 2011, and 2010, respectively.

As of June 30, 2012, the Company had state net operating loss ("NOL") and credit carry forwards of approximately $29.9 million and $1.5 million, respectively, which may be available to offset future state income tax liabilities and expire at various dates from 2013 through 2032.  In addition, the Company had foreign NOL carry forwards of approximately $1.9 million, $1.8 million of which carry forward indefinitely and $0.1 million that carry forward for 5 years.

The Company’s income taxes currently payable for federal and state purposes have been reduced by the benefit of the tax deduction in excess of recognized compensation cost from employee stock compensation transactions.  The provision for income taxes that is currently payable has not been adjusted by approximately $0.7 million and $0.2 million of such benefits of the Company that have been allocated to capital in excess / (deficit) of par value in 2012 and 2011, respectively.

A provision has not been made for U.S. or additional non-U.S. taxes on $79.0 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S.  However, a provision of $1.0 million has been recorded for an anticipated future dividend of approximately $4.4 million in earnings resulting from a building sale in Brazil.  It is not practicable to estimate the amount of tax that might be payable on the remaining undistributed earnings.  Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. Accordingly, we believe that U.S. tax on any earnings that might be repatriated would be substantially offset by U.S. foreign tax credits.

The total provision for income taxes included in the consolidated statements of operations was as follows (in thousands):

	2012	2011	2010
Continuing operations	$15,912	$14,922	$12,504
Discontinued operations	(9,322)	(1,307)	(627)
	$6,590	$13,615	$11,877

The changes in the amount of gross unrecognized tax benefits during 2012 were as follows (in thousands):

	2012	2011	2010
Beginning Balance	$2,146	$1,782	$2,346
Additions based on tax positions related to the current year	64	611	110
Additions for tax positions of prior years	394	-	-
Reductions for tax positions of prior years	(1,306)	(247)	(674)
Settlements	-	-	-
Ending Balance	$1,298	$2,146	$1,782

If these tax benefits were recognized in a future period, the entire amount of unrecognized tax benefit would impact the Company’s effective tax rate.

Within the next twelve months, the statute of limitations will close in various U.S., state and non-U.S. jurisdictions.  As a result, it is reasonably expected that net unrecognized tax benefits from these various jurisdictions would be recognized within the next twelve months.  The recognition of these tax benefits is not expected to have a material impact to the Company's financial statements.  The Company does not reasonably expect any other significant changes in the next twelve months.  Further, an audit of the company’s U.S. tax returns for the years ending June 30, 2009 and June 30, 2010 concluded during the fourth quarter with no unfavorable adjustments.  The following tax years, in the major tax jurisdictions noted, are open for assessment or refund:

Country

Years Ending June 30,

United States

2009 to 2012

Canada

2008 to 2012

Ireland

2009 to 2012

Portugal

2009 to 2012

United Kingdom

2011 to 2012

The Company’s policy is to include interest expense and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations.  At June 30, 2012 and June 30, 2011, the Company had approximately $0.0 million and $0.2 million, respectively, accrued for interest expense on unrecognized tax benefits.

11.  COMMITMENTS

The Company leases certain property and equipment under agreements with initial terms ranging from one to twenty years. Rental expense related to continuing operations for the years ended June 30, 2012, 2011, and 2010 was approximately $4.8 million, $4.5 million and $4.0 million, respectively.  At June 30, 2012, the gross minimum annual rental commitments under non-cancelable operating leases, principally real estate, were approximately $5.5 million in 2013, $4.1 million in 2014, $3.5 million in 2015, $2.6 million in 2016, $2.1 million in 2017, and $4.6 million thereafter.  These amounts are offset by sublease income of $0.9 million in 2013, $0.8 million in 2014, $0.7 million in 2015, $0.4 million in 2016, $0.3 million in 2017, and $0.2 million thereafter.

In March 2012, the Company sold substantially all of the assets of its ADP business.  In connection with the divestiture, the Company remained the lessee of ADP’s Philadelphia, PA facility and administrative offices, with the purchaser subleasing a fractional portion of the building at current market rates.  In connection with the transaction, the Company recognized a lease impairment charge of $2.3 million for the remaining rental expense.  The Company’s aggregate obligation with respect to the lease is $2.9 million, of which $2.2 million was recorded as a liability at June 30, 2012.  Additionally, the Company remained an obligor on an additional facility lease that was assumed in full by the buyer, for which our aggregate obligation in the event of default by the buyer is $1.2 million.  With the exception of the impaired portion of the Philadelphia lease, the Company does not expect to make any payments with respect to these obligations.  The buyer’s obligations under the respective sublease and assumed lease are secured by a cross-default provision in the purchaser’s promissory note for a portion of the purchase price which is secured by mortgages on the ADP real estate sold in the transaction.

In connection with the ADP divestiture, the Company agreed to indemnify the buyer in the event a withdrawal liability is triggered for the plans by a future action of the buyer.  The fair value of this indemnification, which was recorded in conjunction with the divestiture, is $1.9 million, determined based on actuarial estimates of the withdrawal liability and probability-weighted cash flows.  The aggregate amount of our obligations in the event of withdrawal is $3.2 million at June 30, 2012.

In 2007, the Company sold substantially all the assets of the Berean Christian Stores (“Berean”) business.  As the former owner of Berean, the Company is party under a number of operating leases which were assigned to the purchaser of the business for the remaining initial terms of the leases at the stated lease costs.  The Company remained an obligor of these leases until the expiration of the initial terms.  In June 2009, Berean filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code and, in July 2009, its assets were sold to a third party under Section 363 of the Code.   The new owner of the Berean assets has infused capital into the business, and we believe the Berean bookstores can now be operated successfully as a going concern.  As part of this transaction, the Company agreed to provide lease supplement payments to the new owner of the Berean assets through November 2011.  The Company remained an obligor of the leases assumed by the new owner, however, our obligation was reduced for locations where the new owner was able to obtain rent concessions.  In addition, the Company remains responsible for two sites formerly operated by Berean.  Liabilities associated with these two leases, net of expected subleases at current market rates, total $0.2 million at June 30, 2012.  The aggregate amount of our obligations in the event of default is $1.5 million at June 30, 2012.

12.  CONTINGENCIES

In August 2008, a redhibition action was filed in Lafayette, Louisiana by Ultra Pure Water Technologies, Inc. (“Ultra Pure”) against Master-Bilt Products, an unincorporated division of Standex. Redhibition is a civil action in which a buyer may seek damages against a seller for goods sold with allegedly hidden defects.  The suit alleges defects in Master-Bilt ice merchandisers which were sold to Master-Bilt’s customer, who then sold them to Ultra Pure. The damages sought by Ultra Pure arise out of the alleged lost profits purportedly sustained when the Master-Bilt merchandisers were made part of a self-contained ice making system designed by Ultra Pure, called the “ICEX Ice Island.”  Ultra Pure alleges that the ICEX units did not operate as anticipated at customer locations.  Standex has been aggressively defending the action, and, the case was dismissed in September 2011 based on Master-Bilt’s motion for summary judgment.  However, in May 2012, the Louisiana Third Circuit Court of Appeal reversed the dismissal, finding that various fact questions should be addressed by the trial court.  This reversal was appealed by Master-Bilt in July 2012 to the Louisiana Supreme Court.  A determination whether the Supreme Court will hear the matter is expected in the first or second quarter of 2013.  In the event that the litigation is remanded to the jurisdiction of the trial court, the result is not assured, given the unpredictability and uncertainty inherent in any jury trial.  If an unfavorable outcome were to occur, there is a possibility that the Company’s financial position and results of operations and cash flows could be negatively affected, although the Company is not yet able to estimate a range of possible loss.

From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business.  While the outcome of these proceedings and claims cannot be predicted with certainty, the Company’s management does not believe that the outcome of any of the currently existing legal matters, other than the matter above, will have a material impact on the Company’s consolidated financial position, results of operations or cash flow. The Company accrues for losses related to a claim or litigation when the Company’s management considers a potential loss probable and can reasonably estimate such potential loss.  With respect to the matter set forth above, the Company’s management has determined a potential loss is not probable nor reasonably estimable at this time.

During 2008, the Company entered into an Administrative Order of Consent (“AOC”) with the U.S. Environmental Protection Agency (“EPA”) related to the removal of various PCB-contaminated materials and soils at a site where the Company leased a building and conducted operations from 1967-1979.  Remediation efforts were substantially completed during the third quarter of 2009, and the Company received a closure letter from the EPA in the first half of 2010.  The Company actively sought the recovery of costs incurred in carrying out the terms of the AOC through negotiations with its legacy insurers.  In 2010, the Company reached a recovery settlement and recorded income of $2.5 million ($1.6 million net of tax), net of costs incurred to negotiate the settlement.

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

Total compensation cost recognized in income for equity based compensation awards was $3.8 million, $3.8 million, and $3.8 million for the years ended June 30, 2012, 2011 and 2010, respectively, primarily within Selling, General, and Administrative Expenses.  The total income tax benefit recognized in the consolidated statement of operations for equity-based compensation plans was $1.3 million, $1.3 million, and $1.3 million for the years ended June 30, 2012, 2011 and 2010, respectively.

1,268,654 shares of common stock were reserved for issuance under various compensation plans at June 30, 2012.

Restricted Stock Awards

The Company may award shares of restricted stock to eligible employees and non-employee directors of the Company at no cost, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights during the restriction period.  Such shares and rights are subject to forfeiture if certain employment conditions are not met.  During the restriction period, recipients of the shares are entitled to dividend equivalents on such shares, providing that such shares are not forfeited.  Dividends are accumulated and paid out at the end of the restriction period.  During 2012, 2011 and 2010, the Company granted 52,884, 62,817, and 110,278 shares, respectively, of restricted stock to eligible participants.  Restrictions on the stock awards generally lapse between fiscal 2013 and fiscal 2015.  For the years ended June 30, 2012, 2011 and 2010, $1.4 million, $1.4 million, and $1.7 million, respectively, was recognized as compensation expense related to restricted stock awards.  Substantially all awards are expected to vest.

A summary of restricted stock awards activity during the year ended June 30, 2012 is as follows:

	Restricted Stock Awards
	Number	Aggregate
	of	Intrinsic
	Shares	Value

Outstanding, July 1, 2011	235,825	$7,232,753
Granted	52,884
Exercised / vested	(74,641)	2,361,505
Canceled	(6,079)
Outstanding, June 30, 2012	207,989	$8,854,092

Restricted stock awards granted during 2012, 2011 and 2010 had a weighted average grant date fair value of $29.05, $24.22, and $18.33, respectively.  The grant date fair value of restricted stock awards is determined based on the closing price of the Company’s common stock on the date of grant.  The total intrinsic value of awards exercised during the years ended June 30, 2012, 2011, and 2010 was $2.4 million, $1.6 million, and $0.8 million, respectively.

As of June 30, 2012, there was $2.3 million of unrecognized compensation costs related to awards expected to be recognized over a weighted-average period of 0.94 years.

Executive Compensation Program

The Company operates a compensation program for key employees.  The plan contains both an annual component as well as long-term component.  Under the annual component, participants are required to defer 20% (and may elect to defer up to 50%) of their annual incentive compensation in restricted stock which is purchased at a discount to the market.  Additionally, non-employee directors of the Company may defer a portion of their director’s fees in restricted stock units which is purchased at a discount to the market.  During the restriction period, recipients of the shares are entitled to dividend equivalents on such units, providing that such shares are not forfeited.  Dividend equivalents are accumulated and paid out at the end of the restriction period.  The restrictions on the units expire after three years.  At June 30, 2012 and 2011, respectively, 94,916 and 107,875 shares of restricted stock units are outstanding and subject to restrictions that lapse between fiscal 2013 and fiscal 2015.  The compensation expense associated with this incentive program is charged to income over the restriction period.  The Company recorded compensation expense related to this program of $0.4 million, $0.4 million, and $0.3 million for the years ended June 30, 2012, 2011 and 2010, respectively.

The fair value of the awards under the annual component of this incentive program is measured using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model are as follows:

	2012	2011	2010
Range of risk-free interest rates	0.25%	0.68%	1.37%
Range of expected life of option grants (in years)	3	3	3
Expected volatility of underlying stock	63.2%	65.4%	44.5%
Expected quarterly dividends (per share)	$0.06	$0.05	$0.05

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

The awards granted by the Committee on August 25, 2011, August 30, 2010, and September 2, 2009 provided that the PSUs will be converted to shares of common stock if the Company’s EBITDA (earnings before interest, taxes, depreciation and amortization) and return on assets meet specified levels approved by the Committee.  A participant’s right to any shares that are earned will vest in three equal installments.  An executive whose employment terminates prior to the vesting of any installment for a reason other than death, disability, retirement, or following a change in control, will forfeit the shares represented by that installment.  In certain circumstances, such as death, disability, or retirement, PSUs are paid on a pro-rata basis.  In the event of a change in control, vesting of the awards granted is accelerated.

A summary of the awards activity under the executive compensation program during the year ended June 30, 2012 is as follows:

	Annual Component			Performance Stock Units
		Weighted
	Number	Average	Aggregate	Number	Aggregate
	of	Exercise	Intrinsic	of	Intrinsic
	Shares	Price	Value	Shares	Value

Non-vested, July 1, 2011	107,875	$15.21	$1,667,717	101,615	$3,116,532
Granted	36,360	23.00		95,104
Vested	(47,960)	15.70	843,438	(106,026)	4,513,527
Expired	(1,359)	19.18		(4,473)
Non-vested, June 30, 2012	94,916	$17.89	$2,342,302	86,220	$3,670,385

Restricted stock awards granted under the annual component of this program in fiscal 2012, 2011, and 2010 had a grant date fair value of $40.78, $29.36, and $13.12, respectively.  The PSUs granted in fiscal 2012, 2011 and 2010 had a grant date fair value of $26.60, $23.49, and $17.45, respectively.  The total intrinsic value of awards vested under the executive compensation program during the years ended June 30, 2012, 2011 and 2010 was $5.4 million, $2.5 million, and $2.0 million, respectively.

The Company recognized compensation expense related to the PSUs of $2.1 million, $2.0 million, and $1.8 million for the years ended June 30, 2012, 2011 and 2010, respectively.  The total unrecognized compensation costs related to non-vested performance share units was $1.2 million at June 30, 2012, which is expected to be recognized over a weighted average period of 1.87 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan that allows employees to purchase shares of common stock of the Company at a discount from the market each quarter.  Shares of our stock may be purchased by employees quarterly at 95% of the fair market value on the last day of each quarter.  Shares of stock reserved for the plan were 108,176 at June 30, 2012.  Shares purchased under this plan aggregated 9,185, 12,044, and 17,790 in 2012, 2011 and 2010, respectively, at an average price of $34.48, $28.32, and $21.15, respectively.

14.  OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of the Company’s accumulated other comprehensive loss at June 30 are as follows (in thousands):

	2012	2011
Foreign currency translation adjustment	$7,770	$15,617
Unrealized pension losses, net of tax	(81,197)	(59,572)
Unrealized losses on derivative instruments, net of tax	(1,698)	(973)
Total	$(75,125)	$(44,928)

Amounts shown in the Statements of Other Comprehensive Income are presented in detail, including reclassification adjustments, as follows (in thousands):

	2012	2011	2010

Net income (loss):	$30,905	$35,367	$28,699
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	(38,283)	14,971	(21,484)
Amortization of unrecognized costs	5,603	5,193	2,225
Derivative instruments:
Change in unrealized gains and losses	(1,987)	(1,295)	(1,141)
Amortization of unrealized gains and losses into interest expense	820	780	1,964
Other comprehensive income (loss) before tax:	$(33,847)	$19,649	$(18,436)

Income tax provision (benefit):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$13,848	$(5,428)	$8,075
Amortization of unrecognized costs	(2,793)	(1,933)	(848)
Derivative instruments:
Change in unrealized gains and losses	752	434	382
Amortization of unrealized gains and losses into interest expense	(310)	(269)	(678)
Income tax provision benefit to other comprehensive income (loss)	11,497	(7,196)	6,931
Foreign currency translation adjustment	(7,847)	9,075	(2,360)
Other comprehensive income (loss), net of tax:	(30,197)	21,528	(13,865)
Comprehensive income (loss)	$708	$56,895	$14,834

15.  DISCONTINUED OPERATIONS

In December 2011, the Company decided to divest the ADP business unit.  In connection with this decision, the Company adjusted the carrying value of ADP’s assets to their net realizable value based on a range of expected sale prices.   As a result, the Company recorded goodwill impairment charges of $14.9 million and impairment charges of $5.0 million to fixed assets.  Charges taken in the second quarter included the aforementioned impairment and other transaction costs required to reflect the carrying value of ADP at its estimated net realizable value.

On March 30, 2012, ADP was sold to a private equity buyer for consideration of $16.1 million consisting of $13.1 million in cash and a $3.0 million note secured by first mortgages on three ADP facilities.  During the quarter ended March 31, 2012, additional pre-tax charges of $2.6 million were taken in connection with the closing of the sale.  These charges related primarily to the impairment of a non-cancellable lease liability that the buyer elected not to assume as part of the purchase.

During the fourth quarter of 2012, the Company sold two ADP facilities retained in the transaction for a gain of $0.8 million, which is reflected in discontinued operations.

As discussed in Note 11 – Commitments, the Company is an obligor for certain assigned leases to Berean Christian Bookstores, an operation disposed of by the Company in 2006.  Expenses related to these obligations consist of lease impairment charges and subsequent adjustments to sublease and other assumptions.

During 2008, the Company entered into an Administrative Order of Consent with the U.S. Environmental Protection Agency (“EPA”) related to the removal of various PCB-contaminated materials and soils at a site where the Company leased a building and conducted operations from 1967-1979.  Remediation efforts were substantially completed during the third quarter of 2009, and the Company received a closure letter from the EPA in the first half of 2010.  The Company actively sought the recovery of costs incurred in carrying out the terms of the AOC through negotiations with its legacy insurers.  In 2010, the Company reached a recovery settlement and recorded income of $2.5 million ($1.6 million net of tax), net of costs incurred to negotiate the settlement.

Earnings (losses) from discontinued operations include the following results for the years ended June 30 (in thousands):

	Year Disposed	2012	2011	2010
Sales:
Air Distribution Products Group	2012	$43,537	$52,384	$50,974

Income (loss) before taxes:
Air Distribution Products Group	2012	(24,871)	(2,841)	(3,458)
Berean Christian Bookstores	2007	(184)	(635)	(659)
Club Products and Monarch Aluminum	1982	(19)	--	2,291
Other loss from discontinued operations		(250)	(490)	(454)
Income (loss) before taxes from discontinued operations		$(25,324)	$(3,966)	$(2,280)
(Provision) benefit for tax		9,322	1,307	627
Net income (loss) from discontinued operations		$(16,002)	$(2,659)	$(1,653)

Assets and liabilities related to discontinued operations to be retained by the Company are recorded in the Consolidated Balance Sheets at June 30, 2012 under the following captions (in thousands):

2012
Current assets	$849
Other non-current assets	3,000
Accrued expenses	3,712
Other non-current liabilities	3,667

16.  RESTRUCTURING

The Company has undertaken a number of initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

Year Ended June 30,
2012

Involuntary
Employee
Severance
and Benefit
Costs	Other	Total

2012 Restructuring Initiatives	$901	$206	$1,107
Prior Year Initiatives	87	491	578
Total expense	$988	$697	$1,685

	2011

2011 Restructuring Initiatives	$-	$286	$286
Prior Year Initiatives	315	1,242	1,557
Total expense	$315	$1,528	$1,843

	2010

Workforce Reduction	$986	$64	$1,050
Consolidation of Global Manufacturing Footprint	716	1,728	2,444
Total expense	$1,702	$1,792	$3,494

 2012 Restructuring Initiatives

During the first quarter of 2012, the Company transferred production of the Kool Star product line from Nogales, Mexico, to New Albany, Mississippi, where it is being integrated into the Master-Bilt manufacturing operations.  Restructuring costs of $0.3 million were incurred in carrying out this initiative, which was substantially completed during the year.  Additionally, the Company continued to reduce headcount across several divisions as part of our ongoing commitment to achieving operational efficiency.  Restructuring costs of $0.8 million were incurred as part of this initiative during the year ended June 30, 2012.  The Company expects remaining expense related to 2012 headcount reductions of $0.3 million to be incurred in 2013.  Activity in the reserves related to 2012 restructuring initiatives is as follows (in thousands):

	Involuntary
	Employee
	Severance
	and Benefit
	Costs	Other	Total
Restructuring Liabilities at June 30, 2011	$-	$-	$-
Additions	901	136	1,037
Payments	(860)	(136)	(996)
Restructuring Liabilities at June 30, 2012	$41	$-	$41

Prior Year Initiatives

During the fourth quarter of 2011, the Company began the integration of the newly-acquired Tri-Star manufacturing operations into existing production capabilities in Nogales, Mexico.  Production was transferred during the first quarter of 2012, and restructuring charges of $0.6 million were incurred during the year ended June 30, 2012.

Activity in the reserves related to prior year restructuring initiatives is as follows (in thousands):

	Involuntary
	Employee
	Severance
	and Benefit
	Costs	Other	Total
Restructuring Liabilities at June 30, 2010	$325	$-	$325
Additions	315	1,463	1,778
Payments	(630)	(1,463)	(2,093)
Restructuring Liabilities at June 30, 2011	$10	$-	$10
Additions	87	491	578

Payments	(97)	(491)	(588)
Restructuring Liabilities at June 30, 2012	$-	$-	$-

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Year Ended June 30,
	2012

	Involuntary
	Employee
	Severance
	and Benefit
	Costs	Other	Total
Food Service Equipment Group	$ 279	$ 647	$ 926
Engraving Group	683	50	733
Corporate	26	-	26
Total expense	$ 988	$ 697	$ 1,685

	2011
Food Service Equipment Group	$ 70	$ 1,528	$ 1,598
Engraving Group	157	--	157
Corporate	88	--	88
Total expense	$ 315	$ 1,528	$ 1,843

	2010
Food Service Equipment Group	$ 520	$ 2,055	$ 2,575
Engraving Group	1,045	(270)	775
Electronics Products Group	49	-	49
Hydraulics Products Group	-	7	7
Corporate	88	--	88
Total expense	$ 1,702	$ 1,792	$ 3,494

17.  EMPLOYEE BENEFIT PLANS

Retirement Plans

The Company has defined benefit pension plans covering certain employees both inside and outside of the U.S.  All pension benefits accruing under the U.S. salaried defined benefit plan and the supplemental defined benefit plan have been frozen as of December 31, 2007.

Plan assets are generally invested in equity securities (exclusive of common stock of the Company), debt, and global balanced securities.  Contributions for U.S. plans are generally equal to the minimum amounts required by federal laws and regulations.  Foreign plans are funded in accordance with the requirements of regulatory bodies governing each plan.

Net periodic benefit cost for U.S. and non-U.S. plans included the following components (in thousands):

	U.S. Plans			Foreign Plans
	Year Ended June 30,			Year Ended June 30,
	2012	2011	2010	2012	2011	2010
Service Cost	$447	$444	$314	$34	$41	$127
Interest Cost	11,975	12,151	12,887	1,758	1,683	1,735
Expected return on plan assets	(15,333)	(15,777)	(15,601)	(1,527)	(1,495)	(1,506)
Recognized net actuarial loss	4,814	4,342	1,777	527	604	253

Amortization of prior service cost (benefit)	111	139	172	(59)	(60)	(61)
Amortization of transition obligation (asset)	2	2	2	-	-	-
Curtailment	-	-	-	-	-	(180)
Net periodic benefit cost (benefit)	$2,016	$1,301	$(449)	$733	$773	$368

The following table sets forth the funded status and amounts recognized as of June 30, 2012 and 2011 for our U.S. and foreign defined benefit pension plans (in thousands):

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$213,637	$212,930	$33,141	$31,142
Service cost	447	444	34	41
Interest cost	11,975	12,151	1,758	1,683
Plan participants' contributions	-	-	-	-
Actuarial loss (gain)	33,766	2,401	5,596	(1,627)
Benefits paid	(14,613)	(14,289)	(1,306)	(1,190)
Foreign currency exchange rate	-	-	(1,696)	3,092
Projected benefit obligation at end of year	$245,212	$213,637	$37,527	$33,141

Change in plan assets
Fair value of plan assets at beginning of year	$191,179	$174,349	$28,241	$24,297
Actual return on plan assets	15,966	30,938	1,937	2,773
Employer contribution	6,186	181	1,147	325
Benefits paid	(14,613)	(14,289)	(1,306)	(1,190)
Foreign currency exchange rate	-	-	(881)	2,036
Fair value of plan assets at end of year	$198,718	$191,179	$29,138	$28,241

Funded Status	$(46,494)	$(22,458)	$(8,389)	$(4,900)

Amounts recognized in the consolidated balance sheets consist of:

Prepaid Benefit Cost	$-	$-	$-	$1,003
Current liabilities	(179)	(179)	(1,154)	(368)
Non-current liabilities	(46,315)	(22,279)	(7,235)	(5,535)
Net amount recognized	$(46,494)	$(22,458)	$(8,389)	$(4,900)

Unrecognized net actuarial loss	116,920	88,601	11,511	7,125
Unrecognized prior service cost	522	634	(315)	(425)
Accumulated other comprehensive income, pre-tax	$117,442	$89,235	$11,196	$6,700

The accumulated benefit obligation for all defined benefit pension plans was $279.8 million and $244.6 million at June 30, 2012 and 2011, respectively.

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $8.5 million and less than $0.1 million, respectively.

Plan Assets and Assumptions

The fair values of the Company’s pension plan assets at June 30, 2012 and 2011 by asset category, as classified in the three levels of inputs described in Note 1 under the caption Fair Value of Financial Instruments, are as follows (in thousands):

	June 30, 2012
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$9,547	$222	$9,325	$-
Common and preferred stocks	89,495	16,585	72,910	-
U.S. Government securities	18,159	-	18,159	-
Corporate bonds and other fixed income securities	﷐ 90,052	641	89,411	-
Other	20,603	-	20,603	-
	$227,856	$17,448	$210,408	$-

	June 30, 2011
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$5,876	$265	$5,611	$-
Common and preferred stocks	96,250	18,080	78,170	-
U.S. Government securities	30,395	-	30,395	-
Corporate bonds and other fixed income securities	69,437	-	69,437	-
Other	17,461	-	17,461	-
	$219,420	$18,345	$201,075	$-

Asset allocation at June 30, 2012 and 2011 and target asset allocations for 2012 are as follows:

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
	2012	2011	2012	2011
Asset Category
Equity securities	32%	37%	34%	36%
Debt securities	31%	27%	65%	63%
Global balanced securities	24%	25%	--	--
Other	13%	11%	1%	1%
Total	100%	100%	100%	100%

	2012
Asset Category – Target	U.S.	U.K.	Ireland
Equity securities	30%	33%	70%
Debt and market neutral securities	30%	67%	20%
Global balanced securities	25%	0%	0%
Other	15%	0%	10%
Total	100%	100%	100%

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

Year Ended June 30	2012	2011	2010
Plan assumptions - obligation
Discount rate	4.00 - 4.60%	5.60 - 6.00%	4.40 - 5.90%
Rate of compensation increase	3.40 - 3.50%	3.50 - 4.00%	3.50 - 3.80%

Plan assumptions - cost
Discount rate	5.50 - 6.00%	4.40 - 5.90%	5.90 - 7.20%
Expected return on assets	5.40 - 8.10%	5.70 - 8.10%	6.30 - 8.35%
Rate of compensation increase	3.50 - 4.00%	3.50 - 3.80%	3.50 - 3.70%

Included in the above are the following assumptions relating to the obligations for defined benefit pension plans in the United States at June 30, 2012: a discount rate of 4.6% and a rate of compensation increase of 3.5%.  At June 30, 2011, the assumptions were a discount rate of 5.8% and rate of compensation increase of 3.5%.  The U.S. defined benefit pension plans represent the majority of our pension obligations.  The expected return on plan assets assumption is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds.  The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.

Expected benefit payments for the next five years are as follows: 2013, $16.0 million; 2014, $15.9 million; 2015, $15.8 million; 2016, $15.8 million; 2017, $16.2 million and thereafter, $83.2 million.  The Company expects to make $4.7 million of contributions to its pension plans in 2013, which includes $3.25 million of voluntary contributions made in July 2012 in order to take advantage of new legislation that allowed our U.S. plan to be 100% funded under Pension Protection Act rules.

The Company operates a defined benefit plan in Germany which is unfunded.

Multi-Employer Pension Plans

We contribute to a number of multiemployer defined benefit plans under the terms of collective bargaining agreements that cover our union-represented employees.  These plans generally provide for retirement, death and/or termination benefits for eligible employees within the applicable collective bargaining units, based on specific eligibility/participation requirements, vesting periods and benefit formulas.  The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•

Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•

If a participating employer stops contributing to the multiemployer plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•

If we choose to stop participating in some of our multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.  However, cessation of participation in a multiemployer plan and subsequent payment of any withdrawal liability is subject to the collective bargaining process.

The following table outlines the Company’s participation in multiemployer pension plans for the periods ended June 30, 2012, 2011, and 2010, and sets forth the yearly contributions into each plan.  The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number.  The most recent Pension Protection Act zone status available in 2012 and 2011 relates to the plans’ two most recent fiscal year-ends.  The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary.  Among other factors, plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded, and plans certified in the green zone are at least 80% funded.  The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (“FIP”) for yellow/orange zone plans, or a rehabilitation plan (“RP”) for red zone plans, is either pending or has been implemented.  For all plans, the Company’s contributions do not exceed 5% of the total contributions to the plan in the most recent year.

		Pension Protection Act Zone Status			Contributions
Pension Fund	EIN/Plan Number	2012	2011	FIP/RP Status	2012	2011	2010	Surcharge Imposed?	Expiration Date of Collective Bargaining Agreement

New England Teamsters and Trucking Industry Pension Fund	04-6372430-001	Red	Red	Yes/ Implemented	$367	$391	$438	No	4/15/2015

Laborers' Local 57 Industrial Pension Fund of Philadelphia, PA	23-1627410-003	Green	Green	No	39	89	105	No	11/1/2014

Sheet Metal Workers' National Pension Fund	52-6112463-001	Red	Red	Yes/ Implemented	36	38	42	No	9/1/2012

IAM National Pension Fund, National Pension Plan	51-6031295-002	Green	Green	No	584	599	625	No	10/14/2013 -5/31/2015
					$1,026	$1,117	$1,210

Retirement Savings Plans

The Company has two primary employee savings plans, one for salaried employees and one for hourly employees.  Substantially all of our full-time domestic employees are covered by these savings plans.  Under the provisions of the plans, employees may contribute a portion of their compensation within certain limitations.  The Company, at the discretion of the Board of Directors, may make contributions on behalf of our employees under the plans.  During the third quarter of 2009, the Company announced that it would suspend employer matching contributions to its savings plans, with the exception of obligations under collective bargaining agreements.  The suspension of contributions began in April 2009, and contributions were reinstated at the beginning of calendar year 2010.  Company contributions were $4.1 million, $4.0 million, and $1.7 million for the years ended June 30, 2012, 2011, and 2010, respectively.  At June 30, 2012, the salaried plan holds approximately 170,000 shares of Company common stock, representing approximately 8% of the holdings of the plan.

Other Plans

Certain retired executives are covered by an Executive Life Insurance Program.  During 2003, two executives retired and the Board of Directors approved benefits under this plan of approximately $5.6 million.  The aggregate present value of current vested and outstanding benefits to all participants was approximately $0.2 million, and $0.6 million at June 30, 2012 and 2011, respectively, and will be paid over the next three years.

Key Employee Share Option Plan (KEYSOP)

In fiscal 2002, we created a Key Employee Share Option Plan (the “KEYSOP”).  The purpose of the KEYSOP is to provide alternate forms of compensation to certain key employees of the Company commensurate with their contributions to the success of our activities.  Under the KEYSOP, certain employees are granted options by the Compensation Committee and designated property is purchased by the Company and placed in a Rabbi trust.  The option price set at the date of the grant is 25% of the fair value of the underlying assets.  During fiscal 2003, the Company granted options to two key employees prior to their retirement.  Assets associated with the plan were $1.8 million and $6.0 million at June 30, 2012 and 2011, respectively.  As of June 30, 2012 and 2011, the Company has recorded a liability in other long term liabilities of approximately $1.5 million and $4.7 million respectively associated with the grants made.

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

The following table sets forth the funded status of the postretirement benefit plans and accrued postretirement benefit cost reflected in the consolidated balance sheet at year end (in thousands):

	Year Ended June 30,
	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$1,808	$1,865
Service cost	19	12
Interest cost	101	105
Plan participants' contributions	36	35
Actuarial loss (gain)	188	(21)
Benefits paid	(150)	(188)
Accumulated benefit obligation at end of year	$2,002	$1,808

Change in plan assets
Fair value of plan assets at beginning of year	$-	$-
Employer contribution	114	153
Plan participants' contribution	36	35
Benefits paid	(150)	(188)
Foreign currency exchange rate	-	-
Fair value of plan assets at end of year	$-	$-

Funded Status	$(2,002)	$(1,808)

Amounts recognized in the consolidated balance sheets consist of:

Current liabilities	$(135)	$(147)
Non-current liabilities	(1,867)	(1,661)
Net amount recognized	$(2,002)	$(1,808)

Accumulated other comprehensive income, pre-tax
Unrecognized net actuarial loss	(710)	(954)
Unrecognized transition obligation	240	464
Net amount recognized	$(470)	$(490)

Components of Net Periodic Benefit Cost (in thousands)

	Year Ended June 30,
	2012	2011	2010
Service Cost	$19	$12	$8
Interest Cost	101	106	124
Recognized net actuarial gain	(55)	(57)	(83)
Amortization of transition obligation	223	223	224
Net periodic benefit cost	$288	$284	$273

The estimated net actual loss (gain) and transition obligation for the postretirement benefits that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $(0.0) million and $0.2 million, respectively.

The assumed weighted average discount rate was 4.60% and 5.80% as of June 30, 2012 and 2011, respectively.  A 1% increase in the assumed health care cost trend rate does not impact either the accumulated benefit obligation or the net postretirement cost, as the employer contribution for each participant is a fixed amount.

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

Industry Segments (in thousands)	Net Sales			Depreciation and Amortization
	2012	2011	2010	2012	2011	2010
Food Service Equipment	$388,813	$365,523	$337,578	$5,342	$5,832	$6,257
Engraving	93,611	85,258	77,372	3,293	3,525	3,569
Engineering Technologies	74,088	61,063	58,732	3,188	1,951	1,406
Electronics Products Group	48,206	46,600	37,201	878	1,105	1,276
Hydraulics Products Group	29,922	22,925	16,598	518	530	604
Corporate and Other	-	-	-	271	331	296
Total	$634,640	$581,369	$527,481	$13,490	$13,274	$13,408

	Income (Loss) From Operations			Capital Expenditures
	2012	2011	2010	2012	2011	2010
Food Service Equipment	$39,613	$37,915	$39,682	$2,513	$2,806	$2,233
Engraving	17,896	14,182	9,395	2,223	1,014	1,115
Engineering Technologies	14,305	12,606	13,843	2,577	2,177	359
Electronics Products Group	8,715	7,551	4,074	963	551	381
Hydraulics Products Group	4,403	2,436	963	304	423	160
Restructuring charge	(1,685)	(1,843)	(3,494)	-	-	-

Gain on sale of real estate	4,776	3,368	1,405	-	-	-
Corporate	(23,443)	(20,959)	(20,137)	13	48	289
Total	$64,580	$55,256	$45,731	$8,593	$7,019	$4,537
Interest expense	(2,280)	(2,107)	(3,624)
Other, net	519	(201)	749
Income from continuing operations
before income taxes	$62,819	$52,948	$42,856

	Goodwill		Identifiable Assets
	2012	2011	2012	2011
Food Service Equipment	$45,793	$46,149	$192,799	$189,935
Engraving	20,618	20,994	94,738	85,364
Engineering Technologies	11,206	11,370	71,463	65,358
Electronics Products Group	19,957	20,867	43,285	42,419
Hydraulics Products Group	3,059	3,059	14,432	13,007
Corporate & Other	-	-	63,094	78,822
Total	$100,633	$102,439	$479,811	$474,905

	Non-U.S. Operations
	2012	2011	2010
Net sales	$144,338	$112,681	$86,215
Income from operations	34,504	24,058	11,378
Long-lived assets	19,579	20,636	14,245

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

19.  GAIN ON SALE OF REAL ESTATE

During, 2012, the Company completed the sale of an Engraving Group facility in Sao Paolo, Brazil, which will be replaced by a leased facility more suited to the Company’s operational needs.  Proceeds from the sale were $5.1 million and the sale resulted in a pre-tax gain of $4.8 million, net of related costs.

During 2011, the Company completed the sale of a parcel of real estate in Lyon, France, on which it had previously operated an Engraving Group facility.  Proceeds from the sale were $4.9 million and the sale resulted in a pre-tax gain of $3.4 million, net of related costs.

During 2010, the Company sold its corporate headquarters facility in Salem, New Hampshire, and entered into a lease agreement for a facility in Salem which is more than 50% smaller and more suited to current operational needs.  Proceeds from the sale were $2.9 million and the sale resulted in a pre-tax gain of $1.4 million, net of related costs.

20.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended June 30, 2012 and 2011 are as follows (in thousands, except for per share data):

	2012
	First	Second	Third	Fourth
Net sales	$159,306	$154,868	$150,666	$169,800
Gross profit	52,746	50,270	48,167	57,301

Net income (loss)	11,958	(4,116)	9,120	13,943
EARNINGS PER SHARE
Basic	$0.96	$(0.33)	$0.73	$1.10
Diluted	$0.94	$(0.32)	$0.71	$1.08

	2011
	First	Second	Third	Fourth
Net sales	$143,276	$142,078	$134,321	$161,694
Gross profit	48,754	47,821	42,377	52,586
Net income	10,988	9,019	5,090	10,270
EARNINGS PER SHARE
Basic	$0.88	$0.72	$0.41	$0.83
Diluted	$0.86	$0.71	$0.40	$0.81

Note:  Basic and diluted earnings per share are computed independently for each reporting period.  Accordingly, the sum of the quarterly earnings per share amounts may not agree to the year-to-date amounts.

21.  SUBSEQUENT EVENT

On July 10, 2012, the Company acquired Meder Electronic Group (“Meder”), a manufacturer of magnetic reed switches, reed relays, reed sensors, and other electronics products. Consideration in the transaction was $40.4 million cash, subject to normalized working capital and other post-closing adjustments.  Meder will be reported as part of the Electronic Products Group, and will substantially broaden the Company’s global footprint, product line offerings, and end-user markets in the segment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Standex International Corporation

Salem, New Hampshire

We have audited the accompanying consolidated balance sheets of Standex International Corporation and subsidiaries (the "Company") as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2012.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Standex International Corporation and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

August 28, 2012

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.  Controls and Procedures

The management of the Company including its Chief Executive Officer, and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2012, that the disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is  (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of our fiscal year (ended June 30, 2012) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Based on the Company’s processes, as described above, management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of June 30, 2012 to provide reasonable assurance of achieving its objectives.  These results were reviewed with the Audit Committee of the Board of Directors.  Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on the Company’s internal control over financial reporting, which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Standex International Corporation

Salem, New Hampshire

We have audited the internal control over financial reporting of Standex International Corporation and subsidiaries (the "Company") as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of  June 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2012 of the Company and our report dated August 28, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

August 28, 2012

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission (“SEC”) a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended June 30, 2012 (the “Proxy Statement”).  The information required by this item and not provided in Part 1 of this report under Item 1 “Executive Officers of Standex” is incorporated by reference from the Proxy Statement under the captions “Election of Directors,” “Stock Ownership in the Company,” “Other Information Concerning the Company, Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 11.  Executive Compensation

Information regarding executive compensation is incorporated by reference from the Proxy Statement under the captions and sub-captions:  “Executive Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” “2012 Summary Compensation Table,” “Other Information Concerning the Company Board of Directors and Its Committees,” and “Directors Compensation.”

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

The Equity Compensation Plan table below presents information regarding the Company’s equity based compensation plan at June 30, 2012.

	(A)	(B)	(C)
Number of Securities
Remaining Available
	Number of Securities	Weighted-Average	For Future Issuance
	To Be Issued Upon	Exercise Price Of	Under Equity
	Exercise Of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants And Rights	And Rights	reflected in Column (A))

Equity compensation plans approved by
stockholders	389,125	$4.36	1,268,654

Equity compensation plans not approved
by stockholders	--	--	--

Total	389,125	$4.36	1,268,654

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

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)

Financial Statements

Financial Statements covered by the Report of Independent Registered Public Accounting Firm

(A)

Consolidated Statements of Operations for the fiscal years ended June 30, 2012, 2011 and 2010

(B)

Consolidated Balance Sheets as of June 30, 2012 and 2011

(C)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended June 30, 2012, 2011 and 2010

(D)

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2012, 2011 and 2010

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

and James L. Mettling*

(f)

Standex International Corporation Amended and

X

And Restated 2008 Long Term Incentive Plan,

effective October 28, 2008.  Filed as Exhibit 10.*

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

(n)

Restricted stock Unit Award granted to Roger L.

8-K

1/27/2006

Fix dated January 25, 2006 filed as Item 1.01.*

(o)

Credit Agreement dated January 5, 2012

8-K

1/05/2012

between the Company and RBS Citizens, N.A.,

Bank of America, N.A., Sovereign Bank,

T. D. Bank, N.A. and the lenders named in the

Credit Agreement as Lenders filed as Exhibit 10.

(p)

Amendment to Directors’ Compensation Program

8-K

11/2/2006

for members of the Board of Directors of the

Company filed as Item 1.01.*

(q)

Purchase and Sale Agreement dated February 22,

10-Q

3/31/2012

2012 among the Company, Standex Air Distribution,

Products, Inc., Snappy Air Distribution Products, Inc.

as Sellers and BW HVAC Operations, LLC and

BW HVAC Real Estate Holdings, LLC as Buyers

(r)

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

X

Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Vice President and

X

Chief Financial Officer

32.

Section 1350 Certification

X

101.INS

XBRL Instance Document**

101.SCH

XBRL Taxonomy Extension Schema Document**

101.CAL

XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF

XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB

XBRL Taxonomy Extension Label Linkbase Document**

101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document**

*     Management contract or compensatory plan or arrangement.

**   The Company will furnish Exhibit 101 within thirty days of the filing of this Form 10-K, as allowed under the rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on August 28, 2012.

STANDEX INTERNATIONAL CORPORATION

(Registrant)

/s/ ROGER L. FIX

Roger L. Fix

President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on August 28, 2012:

Signature

Title

/s/ ROGER L. FIX

President/Chief Executive Officer

Roger L. Fix

/s/ THOMAS D. DEBYLE

Vice President/Chief Financial Officer

Thomas D. DeByle

/s/ SEAN VALASHINAS

Chief Accounting Officer

Sean Valashinas

Roger L. Fix, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on August 28, 2012 as attorney-in-fact for the following directors of the Registrant:

Charles H. Cannon	Thomas E. Chorman
William R. Fenoglio	H. Nicholas Muller, III, Ph.D.
Gerald H. Fickenscher	Daniel B. Hogan
Edward J. Trainor

/s/ ROGER L. FIX

Roger L. Fix

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

The Company will furnish its 2012 Proxy Statement and proxy materials to security holders subsequent to the filing of the annual report on this Form.  Copies of such material shall be furnished to the Commission when they are sent to security holders.

INDEX TO EXHIBITS

PAGE

10.

Standex International Corporation 2008 Long Term Incentive Plan

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

31.2

Rule 13a-14(a) Certification of Vice President and Chief Financial Officer

32.

Section 1350 Certification

Exhibit 21

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

SUBSIDIARIES OF REGISTRANT

Information is set forth below concerning all operating subsidiaries of the Company as of June 30, 2012 (except subsidiaries which, considered in the aggregate do not constitute a significant subsidiary).

Jurisdiction of

Name of Subsidiary

Incorporation

Associated American Industries, Inc.

Texas

Custom Hoists, Inc.

Ohio

Dornbusch & Cia Industria E. Comercio Ltda.

Brazil

Mold-Tech Singapore Pte. Ltd.

Singapore

Nor-Lake, Incorporated

Wisconsin

Precision Engineering International Limited

United Kingdom

S. I. de Mexico S.A. de C.V.

Mexico

Standex de Mexico S.A. de C.V.

Mexico

Standex Electronics, Inc.

Delaware

Standex Electronics (U.K.) Limited

United Kingdom

Standex Engraving L.L.C.

Virginia

Standex Europe B.V.

The Netherlands

Standex Holdings Limited

United Kingdom

Standex International GmbH

Germany

Standex International Limited

United Kingdom

Standex International S.r.l.

Italy

Standex (Ireland) Limited

Ireland

 SXI Limited

Canada

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement No. 333-162044 on Form S-3 and Nos. 333-161647, 333-147190 and 333-179513 on Form S-8 of our reports dated August 28, 2012, relating to the consolidated financial statements of Standex International Corporation and the effectiveness of Standex International Corporation’s internal control over financial reporting, appearing in this Annual Report on Form 10-K of Standex International Corporation for the year ended June 30, 2012.

/s/ Deloitte & Touche LLP

August 28, 2012

Boston, Massachusetts

END OF FORM 10-K

SUPPLEMENTAL INFORMATION FOLLOWS

Board of Directors

Title

Edward J. Trainor4

Chairman

Charles H. Cannon, Jr.,2, 4

Chairman and CEO, JBT Corporation

Thomas E. Chorman1, 3

CEO, Solar LED Innovations, LLC

William R. Fenoglio1, 4

Former President/CEO, Augat, Inc.

Gerald H. Fickenscher1, 3

Retired Vice President, Europe, Middle East,

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

Kevin Clark

President

Refrigerated Solutions Group

Nor-Lake, Incorporated

Charles Dullea

President

American Foodservice

Michael Palmer

President

Federal Industries

John W. Minahan

President

Master-Bilt Products

Scott Jordan

President

Procon Products

Paul Roberts

President

ENGINEERING TECHNOLOGIES

Spincraft

Leonard Paolillo

President

ENGRAVING GROUP

Standex Engraving

Phillip R. Whisman

President

International Operations

Flavio Maschera

President

ELECTRONICS PRODUCTS GROUP

Standex Electronics, Inc.

John Meeks

President

HYDRAULICS PRODUCTS GROUP

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

Stockholders’ Meeting

The Annual Meeting of Stockholders will be held at 11:00 a.m. on Wednesday, October 31, 2012 at the Burlington Marriott, One Burlington Mall Road, Burlington, MA 01803, (781) 229-6565.