Form 10-K/A
period 2012-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2012-09-04
CIK 310354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Standex International Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “Form 10-K”), filed with the Securities and Exchange Commission on August 29, 2012 is to furnish the interactive data file formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No changes have been made to the Form 10-K other than those described above.  This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date of the Form 10-K and does not modify or update in any way disclosures made in the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDEX INTERNATIONAL CORPORATION

(Registrant)

Dated:  September 4, 2012

/s/ THOMAS D. DeBYLE

Thomas D. DeByle

Vice President/Chief Financial Officer

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

effective October 28, 2008.  Filed as Exhibit 10.*  **

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

21.

Subsidiaries of Standex International Corporation**

23.

Consent of Independent Registered Public

Accounting Firm**

24.

Powers of Attorney of Charles H. Cannon, Thomas E.

Chorman, William R. Fenoglio, Gerald H. Fickenscher,

Daniel B. Hogan, H. Nicholas Muller, III, Ph. D.,

and Edward J. Trainor **

31.1

Rule 13a-14(a) Certification of President and

Chief Executive Officer **

31.2

Rule 13a-14(a) Certification of Vice President and

Chief Financial Officer **

32.

Section 1350 Certification **

101.INS

XBRL Instance Document

X

101.SCH

XBRL Taxonomy Extension Schema Document

X

101.CAL

XBRL Taxonomy Extension Calculation Linkbase Document

X

101.DEF

XBRL Taxonomy Extension Definition Linkbase Document

X

101.LAB

XBRL Taxonomy Extension Label Linkbase Document

X

101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document

X

*

Management contract or compensatory plan or arrangement.

**

Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission on August 29, 2012.