Form 10-Q
period 2012-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 2012-11-01
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012	Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	31-0596149
(State of incorporation)	(IRS Employer Identification No.)

11 KEEWAYDIN DRIVE, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Registrant's Common Stock outstanding on October 29, 2012 was 12,726,075

STANDEX INTERNATIONAL CORPORATION

INDEX

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Unaudited Condensed Consolidated Balance Sheets as of

September 30, 2012 and June 30, 2012

2

Unaudited Condensed Consolidated Statements of Operations for the

Three Months Ended September 30, 2012 and 2011

3

Unaudited Condensed Consolidated Statements of Comprehensive Income for the

Three Months Ended September 30, 2012 and 2011

4

Unaudited Condensed Consolidated Statements of Cash Flows for the

Three Months Ended September 30, 2012 and 2011

5

Notes to Unaudited Condensed Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

17

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

26

Item 4.

Controls and Procedures

27

PART II.

OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 6.

Exhibits

29

PART I. FINANCIAL INFORMATION
ITEM 1

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Balance Sheets

(In thousands)	September 30, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$31,804	$54,749
Accounts receivable, net	103,405	99,432
Inventories, net	91,475	73,076
Prepaid expenses and other current assets	9,308	6,255
Income taxes receivable	-	3,568
Deferred tax asset	12,721	12,190
Total current assets	248,713	249,270
Property, plant, and equipment, net	95,333	82,563
Goodwill	112,849	100,633
Intangible assets, net	27,761	19,818
Deferred tax asset	5,767	6,618
Other non-current assets	19,527	20,909
Total non-current assets	261,237	230,541
Total assets	$509,950	$479,811

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$794	$-
Accounts payable	63,674	62,113
Accrued expenses	51,007	51,124
Income taxes payable	4,919	3,548
Total current liabilities	120,394	116,785
Long-term debt	66,000	50,000
Accrued pension and other non-current liabilities	68,366	70,119
Total non-current liabilities	134,366	120,119
Stockholders' equity:
Common stock, par value $1.50 per share - 60,000,000
shares authorized, 27,984,278 issued, 12,578,977 and
12,523,866 outstanding at September 30, 2012 and June 30, 2012	41,976	41,976
Additional paid-in capital	34,665	34,928
Retained earnings	516,095	505,163
Accumulated other comprehensive loss	(71,129)	(75,125)
Treasury shares (15,405,301 shares at September 30, 2012
and 15,460,412 shares at June 30, 2012)	(266,417)	(264,035)
Total stockholders' equity	255,190	242,907
Total liabilities and stockholders' equity	$509,950	$479,811

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	September 30,
(In thousands, except per share data)	2012	2011
Net sales	$183,386	$159,306
Cost of sales	124,141	106,560
Gross profit	59,245	52,746
Selling, general, and administrative expenses	41,384	36,110
Restructuring costs	235	522
Total operating expenses	41,619	36,632
Income from operations	17,626	16,114
Interest expense	(651)	(472)
Other non-operating income (expense)	(36)	192
Income from continuing operations before income taxes	16,939	15,834
Provision for income taxes	5,014	4,014
Income from continuing operations	11,925	11,820
Income (loss) from discontinued operations, net of income taxes	(95)	139
Net income (loss)	$11,830	$11,959
Basic earnings (loss) per share:
Continuing operations	$0.95	$0.95
Discontinued operations	(0.01)	0.01
Total	$0.94	$0.96
Diluted earnings (loss) per share:
Continuing operations	$0.93	$0.93
Discontinued operations	(0.01)	0.01
Total	$0.92	$0.94

Cash dividends per share	$0.07	$0.06

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	September 30,
	2012	2011
Net income (loss):	$11,830	$11,959
Other comprehensive income (loss):
Foreign currency translation adjustment	2,830	(6,368)
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	(230)	112
Amortization of unrecognized costs	1,396	334
Derivative instruments:
Change in unrealized gains and losses	(162)	(811)
Amortization of unrealized gains and losses into interest expense	162	114
Other comprehensive income (loss):	$3,996	$(6,619)
Comprehensive income (loss)	$15,826	$5,340

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	September 30,
(In thousands)	2012	2011
Cash flows from operating activities
Net income	$11,830	$11,959
(Income) loss from discontinued operations	95	(139)
Income from continuing operations	11,925	11,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,830	3,527
Stock-based compensation	803	546
Contributions to defined benefit plans	(3,564)	(138)
Net changes in operating assets and liabilities	(3,485)	(18,431)
Net cash provided by (used in) operating activities - continuing operations	9,509	(2,676)
Net cash (used in) operating activities - discontinued operations	(1,241)	(2,761)
Net cash provided by (used in) operating activities	8,268	(5,437)
Cash flows from investing activities
Expenditures for property, plant, and equipment	(4,905)	(2,258)
Expenditures for acquisitions, net of cash acquired	(38,535)	-
Other investing activity	-	384
Net cash (used in) investing activities - continuing operations	(43,440)	(1,874)
Net cash (used in) investing activities - discontinued operations	-	(18)
Net cash (used in) investing activities	(43,440)	(1,892)
Cash flows from financing activities
Borrowings on revolving credit facility	56,000	65,000
Payments of revolving credit facility	(40,000)	(41,000)
Short-term borrowings, net	-	1,725
Activity under share-based payment plans	68	89
Excess tax benefit from share-based payment activity	1,694	500
Purchases of treasury stock	(5,372)	(3,361)
Cash dividends paid	(876)	(748)
Net cash provided by financing activities - continuing operations	11,514	22,205
Net cash (used in) financing activities - discontinued operations	-	-
Net cash provided by financing activities	11,514	22,205
Effect of exchange rate changes on cash and cash equivalents	713	(1,514)
Net change in cash and cash equivalents	(22,945)	13,362
Cash and cash equivalents at beginning of year	54,749	14,407
Cash and cash equivalents at end of period	$31,804	$27,769

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three months ended September 30, 2012 and 2011, the cash flows for the three months ended September 30, 2012 and 2011 and the financial position of the Company at September 30, 2012.  The interim results are not necessarily indicative of results for a full year.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2012.  The condensed consolidated balance sheet at June 30, 2012 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2012.  Unless otherwise noted, references to years are to the Company’s fiscal years.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  We evaluated subsequent events through the date and time our unaudited condensed consolidated financial statements were issued.

2)

Acquisition

In July 2012, the Company acquired Meder electronic (“Meder”), a German manufacturer of magnetic reed switch, reed relay, and reed sensor products.  Meder, whose products and geographic markets are complementary to Standex Electronics, is reported under the Electronic Products Group.  This investment substantially broadens the global footprint, product line offerings, and end-user markets of the Electronics segment.

The Company paid $42.1 million in cash for 100% of the equity of Meder.  The final purchase price allocation is subject to measurement period adjustments related to normalized working capital and other post-closing items, as well as intangible assets and other fair value adjustments.  The Company expects to complete this allocation during the second quarter of 2013.  Acquired intangible assets of $8.2 million consist of $3.4 million of trademarks, which are indefinite-lived, and $4.8 million of customer relationships, which are expected to be amortized over a period of 10 years.  Acquired goodwill of $11.1 million is not deductible for income tax purpose due to the nature of the transaction.

The components of the fair value of the Meder acquisition and the initial allocation of the purchase price are as follows (in thousands):

Fair value of business combination:
Cash payments	$42,103
Less: cash acquired	(3,568)
Total	$38,535
Identifiable assets acquired and liabilities assumed
Accounts receivable	$7,628
Inventory	11,544
Property, plant, and equipment	10,651
Other current assets	1,074
Identifiable intangible assets	8,200
Goodwill	11,131
Other non-current assets	222
Accounts payable	(3,812)
Deferred taxes	(3,233)
Other liabilities	(4,870)
Total	$38,535

3)

Discontinued Operations

In December 2011, the Company entered into a plan to divest its Air Distribution Products (“ADP”) business unit in order to allow the Company to focus its financial assets and managerial resources on its remaining portfolio of businesses.  On March 30, 2012, the Company completed the sale of the ADP business.  As a result of these actions, the Company is reporting ADP as a discontinued operation for all periods presented in accordance with ASC 205-20.  Results of the ADP business in current and prior periods have been classified as discontinued in the Condensed Consolidated Financial Statements to exclude the results from continuing operations.  Activity related to ADP and other discontinued operations for the three months ended September 30, 2012 and 2011 is as follows (amounts in thousands):

	Three Months Ended
	September 30,
	2012	2011
Net sales	$-	$15,387
Pre-tax earnings	(145)	203
(Provision) benefit for taxes	50	(64)
Net loss from discontinued operations	$(95)	$139

Assets and liabilities related to discontinued operations to be retained by the Company recorded in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	September 30, 2012	June 30, 2012
Current assets	$1,462	$849
Other non-current assets	3,000	3,000
Accrued expenses	3,347	3,712
Accrued pension and other non-current liabilities	3,568	3,667

4)

Fair Value Measurements

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

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

Items presented at fair value at September 30, 2012 and June 30, 2012 were (in thousands):

	September 30, 2012
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$1,851	$1,851	$-	$-
Foreign exchange contracts	70	-	70	-

Liabilities
Interest rate swaps	$2,704	$-	$2,704	$-
Foreign exchange contracts	1,404	-	1,404	-

	June 30, 2012
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - KEYSOP Assets	$1,847	$1,847	$-	$-
Marketable securities - deferred compensation plan	1,697	1,697	-	-
Foreign exchange contracts	96	-	96	-

Liabilities
Foreign exchange contracts	$231	$-	$231	$-
Interest rate swaps	2,734	-	2,734	-

During the three months ended September 30, 2012, there were no transfers of assets or liabilities between hierarchical levels.  The Company’s policy is to recognize transfers between levels as of the date they occur.

5)

Inventories

Inventories are comprised of the following (in thousands):

	September 30, 2012	June 30, 2012
Raw materials	$40,836	$33,208
Work in process	23,278	21,833
Finished goods	27,361	18,035
Total	$91,475	$73,076

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and were $5.9 million and $5.1 million for the three months ended September 30, 2012 and 2011, respectively.

6)

Goodwill

Changes to goodwill during the three months ended September 30, 2012 were as follows (in thousands):

	June 30, 2012 (Gross)	Acquisition	Translation Adjustment	September 30, 2012 (gross)	Accumulated Impairment	September 30, 2012 (net)
Food Service Equipment Group	$63,732	$-	$2	$63,734	$(17,939)	$45,795
Engraving Group	20,618	-	36	20,654	-	20,654
Engineering Technologies Group	11,206	-	321	11,527	-	11,527
Electronics Products Group	19,957	11,131	726	31,814	-	31,814
Hydraulics Products Group	3,059	-	-	3,059	-	3,059
Total	$118,572	$11,131	$1,085	$130,788	$(17,939)	$112,849

7)

Intangible Assets

Intangible assets consist of the following (in thousands):

	Customer Relationships	Trademarks	Other	Total
September 30, 2012
Cost	$32,115	$12,847	$4,042	$49,004
Accumulated amortization	(17,708)	-	(3,535)	(21,243)
Balance, September 30, 2012	$14,407	$12,847	$507	$27,761

June 30, 2012
Cost	$27,062	$9,406	$3,846	$40,314
Accumulated amortization	(17,003)	-	(3,493)	(20,496)
Balance, June 30, 2011	$10,059	$9,406	$353	$19,818

Amortization expense for the three months ended September 30, 2012 and 2011 was $0.6 million and $0.7 million, respectively.  At September 30, 2012, amortization expense is estimated to be $1.9 million in the remainder of 2013, $2.5 million in 2014, $2.2 million in 2015, $1.8 million in 2016, $1.4 million in 2017, and $4.7 million thereafter.

8)

Debt

As of September 30, 2012, the Company’s debt is due as follows (in thousands):

Fiscal Year
2013	$ 794
2014	-
2015	-
2016	-
2017	66,000
Thereafter	-
$ 66,794

Bank Credit Agreements

The Company has in place a $225 million unsecured Revolving Credit Facility which expires in January 2017 and includes a letter of credit sub-facility with a limit of $30 million and a $100 million accordion feature.  As of September 30, 2012, the Company had the ability to borrow $147.4 million under this facility.  The Company also utilizes a $5 million uncommitted money market credit facility to help manage daily working capital needs.  The Company had no amounts outstanding under this facility at September 30, 2012 and June 30, 2012.

At September 30, 2012, the carrying value of the current borrowings under the facility approximated cost.

9)

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

The Company’s effective swap agreements convert the base borrowing rate on $50.0 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 2.29% at September 30, 2012.  The fair value of the swaps recognized in accrued expenses and in other comprehensive income is as follows (in thousands):

				Fair Value (in thousands)
Effective Date	Notional Amount	Fixed Rate	Maturity	September 30, 2012	June 30, 2012
June 1, 2010	$5,000,000	2.495%	May 24, 2015	$(293)	$(300)
June 1, 2010	5,000,000	2.495%	May 24, 2015	(293)	(300)
June 8, 2010	10,000,000	2.395%	May 26, 2015	(559)	(566)
June 9, 2010	5,000,000	2.340%	May 26, 2015	(272)	(275)
June 18, 2010	5,000,000	2.380%	May 24, 2015	(278)	(283)
September 21, 2011	5,000,000	1.280%	September 21, 2013	(54)	(61)
September 21, 2011	5,000,000	1.595%	September 22, 2014	(134)	(136)
March 15, 2012	10,000,000	2.745%	March 15, 2016	(821)	(813)
				$(2,704)	$(2,734)

The Company reported no losses for the three months ended September 30, 2012, as a result of hedge ineffectiveness.  Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive loss related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign sales, foreign purchases of materials, and loan payments to and from subsidiaries.  The Company enters into such contracts for hedging purposes only.  For hedges of intercompany loan payments, the Company has not elected hedge accounting due to the general short-term nature and predictability of the transactions, and records derivative gains and losses directly to the statement of operations.  At September 30, 2012 and June 30, 2012, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized losses of $1.3 million and $0.1 million, respectively, which approximate the unrealized gains and losses on the related loans.  The notional amounts of the Company’s forward contracts, by currency, are as follows:

	Notional Amount
	(in native currency)
Currency	September 30, 2012	June 30, 2012
Mexican Peso	-	3,750,000
Euro	2,957,000	2,350,000
British Pound Sterling	4,901,600	933,473
Canadian Dollar	1,975,800	1,250,000
Singapore Dollar	3,850,800	1,500,000
US Dollar	54,000,000	-

10)

Retirement Benefits

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three months ended September 30, 2012 and 2011 consisted of the following components:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Service cost	$176	$112	$10	$8
Interest cost	2,735	2,994	417	432
Expected return on plan assets	(3,698)	(3,833)	(336)	(375)
Recognized net actuarial loss	1,894	1,204	226	129
Amortization of prior service cost	26	28	(14)	(15)
Net periodic benefit cost	$1,133	$505	$303	$179

The Company expects to pay $4.7 million in contributions to the plans during 2013.  Contributions of $3.6 million were made during the three months ended September 30, 2012, which includes a $3.25 million voluntary contribution made in July 2012 in order to take advantage of new legislation that allowed our U.S. plan to be 100% funded retroactively under Pension Protection Act rules at June 30, 2012.

11)

Income Taxes

The Company's effective tax rate for the three months ended September 30, 2012 was 29.6% compared with 25.4% for same period last year.  The lower effective tax rate in the first quarter of 2012 was primarily due to the impact of a decrease in the statutory tax rate in the United Kingdom on deferred tax liabilities recorded in prior periods.

12)

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2012	2011
Basic - Average shares outstanding	12,559	12,493
Effect of dilutive securities:
Unvested stock awards	251	273
Diluted - Average shares outstanding	12,810	12,766

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share.  No options to purchase common stock were excluded from the calculation of diluted earnings per share as anti-dilutive for the three months ended September 30, 2012 and 2011, respectively.

33,111 and 52,968 performance stock units are excluded from the diluted earnings per share calculation as the performance criteria have not been met for the three months ended September 30, 2012 and 2011, respectively.

13)

Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive loss are as follows (in thousands):

	September 30, 2012	June 30, 2012
Foreign currency translation adjustment	$10,600	$7,770
Unrealized pension losses, net of tax	(80,031)	(81,197)
Unrealized losses on derivative instruments, net of tax	(1,698)	(1,698)
Total	$(71,129)	$(75,125)

14)

Contingencies

In August 2008, a redhibition action was filed in Lafayette, Louisiana by Ultra Pure Water Technologies, Inc. (“Ultra Pure”) against Master-Bilt Products, an unincorporated division of Standex.  Redhibition is a civil action in which a buyer may seek damages against a seller for goods sold with allegedly hidden defects.  The suit alleges defects in Master-Bilt ice merchandisers which were sold to Master-Bilt’s customer, who then sold them to Ultra Pure.  The damages sought by Ultra Pure arise out of the alleged lost profits purportedly sustained when the Master-Bilt merchandisers were made part of a self-contained ice making system designed by Ultra Pure, called the “ICEX Ice Island.”  Ultra Pure alleges that the ICEX units did not operate as anticipated at customer locations.  Standex has been aggressively defending the action, and the case was dismissed in September 2011 based on Master-Bilt’s motion for summary judgment.  However, in May 2012, the Louisiana Third Circuit Court of Appeal reversed the dismissal, finding that various fact questions should be addressed by the trial court.  This reversal was appealed by Master-Bilt in July 2012 to the Louisiana Supreme Court.  A determination whether the Supreme Court will hear the matter is expected in the second quarter of 2013.  In the event that the litigation is remanded to the jurisdiction of the trial court, the result is not assured, given the unpredictability and uncertainty inherent in any jury trial.  If an unfavorable outcome were to occur, there is a possibility that the Company’s financial position and results of operations and cash flows could be negatively affected, although the Company is not yet able to estimate a range of possible loss.

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

15)

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

Net sales and income (loss) from continuing operations by segment for the three months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended September 30,
	Net Sales		Income from Operations
	2012	2011	2012	2011
Segment:
Food Service Equipment Group	$109,323	$104,207	$13,348	$12,406
Engraving Group	23,356	21,698	4,552	3,877
Engineering Technologies Group	15,730	14,638	1,693	2,579
Electronics Products Group	27,839	11,690	3,088	2,126
Hydraulics Products Group	7,138	7,073	971	676
Restructuring costs			(235)	(522)
Corporate			(5,791)	(5,028)
Sub-total	$183,386	$159,306	$17,626	$16,114
Interest expense			(651)	(472)
Other non-operating income			(36)	192
Income from continuing operations before income taxes			$16,939	$15,834

Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Income (loss) from operations by segment excludes interest expense and other non-operating income (expense).

16)

Restructuring

The Company has undertaken cost reduction and facility consolidation initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

	Three Months Ended
	September 30, 2012

	Involuntary Employee Severance and Benefit Costs	Other	Total
2013 Restructuring Initiatives	$218	$17	$235

	Three Months Ended
	September 30, 2011

	Involuntary Employee Severance and Benefit Costs	Other	Total
Prior year initiatives	$139	$383	$522

2013 Restructuring Initiatives

During the first quarter of 2013, the Company began a headcount reduction program in its European Engraving Group operations as part of the ongoing realignment of the Group’s global footprint.  The Company expects to incur $0.7 million related to this activity, of which $0.2 million was incurred during the first quarter.  Also during the quarter, the Company initiated the move of the Sao Paolo, Brazil, Engraving Group facility to a location more suited to the Group’s operational needs.  This move is expected to be completed in the second quarter.  Restructuring expenses related to this activity are expected to be $0.4 million, of which $0.1 million was incurred during the period.  Activity in the reserves related to 2013 restructuring initiatives is as follows (in thousands):

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2012	$-	$-	$-
Additions and adjustments	218	17	235
Payments	(156)	(17)	(173)
Restructuring liabilities at September 30, 2012	$62	$-	$62

Prior Year Initiatives

During the first quarter of 2013, the Company substantially completed the European Engraving Group headcount reduction begun in 2012.  Activity in the reserves related to prior year restructuring initiatives is as follows (in thousands):

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2012	$41	$-	$41
Additions and adjustments	-	-	-
Payments	(41)	-	(41)
Restructuring liabilities at September 30, 2012	$-	$-	$-

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Involuntary Employee Severance and Benefit Costs	Other	Total
Engraving Group	$218	$17	$235

	Three Months Ended
	September 30, 2011

	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment Group	$91	$383	$474
Engraving Group	22	-	22
Corporate	26	-	26
	$139	$383	$522

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

As part of this ongoing strategy, the Company divested its Air Distribution Products (“ADP”) business unit, which was previously reported as a stand-alone segment, in 2012.  We determined that as a more commodity-like product, ADP was not well aligned with our strategic objectives.  At the beginning of 2013, we further executed our strategy by acquiring Meder electronic Group (“Meder”), which substantially broadens our global footprint, product line offerings, and end-user markets in the Electronics Products segment.

Since the beginning of the 2008 macroeconomic recession, we have reduced our cost structure through company-wide and targeted headcount reductions, low cost manufacturing initiatives, plant consolidations, procurement savings, and improved productivity in all aspects of our operations.  To mitigate the impact of commodity inflation that a number of our business units have experienced since 2008, we have initiated a number of price increases in the marketplace in order to at least partially offset these raw material cost increases.  These efforts have allowed the Company to significantly improve margins and profitability even though sales have only recently returned to pre-recession levels.  In addition to the focus on improving our cost structure, we continue to focus on the Company’s liquidity through improved working capital management, the sale of excess land and buildings, and the disposal of ADP.  This additional liquidity to pursue acquisitive growth initiatives is evidenced by the four strategic acquisitions during 2011 and the acquisition of Meder in 2013.  We ended 2012 in a net cash position, and our net debt to capital ratio at September 30, 2012 was 12.1% despite spending over $40 million to acquire Meder in July.

We also continue to concentrate our attention on driving market share gains in what we expect will be a highly competitive, low-growth environment in our end-user markets.  Each of our business units has developed a series of top-line initiatives that we believe will provide opportunities for market share gains.  These growth initiatives include new product introductions, expansion of product offerings through private labeling and sourcing agreements, geographic expansion of sales coverage and the use of new sales channels, leveraging strategic customer relationships, development of energy efficient products, new applications for existing products and technology, and next generation products and services for our end-user markets.

As we advance our strategy in 2013, we expect to face headwinds, including a soft European economy, negative year over year foreign exchange comparisons, and increased expense associated with our legacy defined benefit pension plan in the U.S.  The impact of the latter two items during the first quarter of 2013 was a $2.1 million decrease in sales due to foreign exchange and $0.8 million reduction to income from operations as a result of the pension expense.  At the same time, our ongoing efforts to implement Focused Diversity position us well to offset the effect that these factors may have on our results.

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

Results from Continuing Operations

	Three Months Ended
	September 30,
(Dollar amounts in thousands)	2012	2011
Net sales	$ 183,386	$159,306
Gross profit margin	32.3%	33.1%
Income from operations	17,626	16,114
Backlog as of September 30	126,313	115,505

Net Sales
Three Months Ended
(In thousands)	September 30, 2012
Net sales, prior period	$ 159,306
Components of change in sales:
Effect of exchange rates	(2,122)
Effect of acquisitions	13,971
Organic sales change	12,231
Net sales, current period	$ 183,386

Net sales for the first quarter of 2013 increased $24.1 million, or 15.1%, when compared to the same period of 2012.  This change was due to organic sales increases of $12.2 million, or 7.7%, the impact of the Meder acquisition of $14.0 million, or 8.8%, and unfavorable foreign exchange impact of $2.1 million, or 1.3%.

Gross Profit Margin

Our gross profit margin decreased 80 basis points from 33.1% to 32.3% in the first quarter of 2013 as compared to the same quarter of last year.  Gross margins in the first quarter of 2013 reflect the impact of $1.5 million of non-cash expense associated with the write-up of backlog and inventory (“purchase accounting adjustments”) for Meder included in cost of sales, which will not repeat going forward.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses for the first quarter of 2013 were $41.4 million, or 22.6% of sales, compared to $36.1 million, or 22.7% of sales, reported for the same period a year ago.  This improvement in SG&A percentage continues to reflect our efforts to tightly control expenses and to maintain a lean headcount profile while we leverage increased sales levels in our end user markets.

Income from Operations

Income from operations for the first quarter of 2013 was $17.6 million, compared to $16.1 million reported for the same period a year ago, an increase of 9.4%.  The first quarter of 2013 was adversely impacted by the inclusion of $1.5 million of purchase accounting adjustments for Meder.

Interest Expense

Interest expense for the first quarter of 2013 increased 37.9%, from $472,000 to $651,000, as our new credit facility entered into in January 2012 has a higher spread over  the base LIBOR  rate than the facility it replaced.

Income Taxes

The Company's effective tax rate for the three months ended September 30, 2012 was 29.6% compared with 25.4% for same period last year.  The lower effective tax rate in the first quarter of 2012 was primarily due to the impact of a decrease in the statutory tax rate in the United Kingdom on deferred tax liabilities recorded in prior periods.

Backlog

Backlog increased $10.8 million, or 9.4%, to $126.3 million at September 30, 2012, from $115.5 million at September 30, 2011.  The overall increase is attributable to bookings from the newly-acquired Meder operation in the Electronics Products Group, as offset by a decrease in Engineering Technologies.

Segment Analysis

Food Service Equipment Group

	Three Months Ended
	September 30,		%
	2012	2011	Change
Net sales	$109,323	$104,207	4.9%
Income from operations	13,348	12,406	7.6%
Operating income margin	12.2%	11.9%

Net sales in the first quarter of fiscal year 2013 increased $5.1 million, or 4.9%, from the same period last year.  The effect of foreign exchange rates accounted for a sales reduction of about $0.4 million.  Growth was driven by strong sales gains in our Refrigerated Solutions businesses where quick-service restaurant chains continued their strong expansion plans, Growth also occurred in the drugstore and dollar store segments.  Demand continued to grow for our rack refrigeration systems and value line products, with growth in the latter due in part to our product replacing that of a major competitor at one of the largest foodservice suppliers.  This growth was partially offset by sales reductions in Cooking Solutions, where retail customers continued to restrict capital spending, especially in the United Kingdom.  Growth at market rates in both dealer and chain business continued, but was not sufficient to overcome lower sales in the retail segment.  Our custom businesses saw a decrease principally driven by softness in European demand due to weak economic conditions, coupled with a difficult comparison due to prior year equipment rollouts in the buffet and cafeteria markets.

Income from operations for the first quarter of 2013 increased $0.9 million, or 7.6%, from the same period last year.  We continue to implement cost reductions and productivity improvements in the face of challenging market conditions.  Consequently, we have seen margins improve, especially on the cold side, where we consolidated a facility in 2012.  The Group’s operating income margins increased from 11.9% to 12.2% for the quarter, driven by leveraging volume growth and cost reductions.  Income from operations in Cooking Solutions has remained stable despite the aforementioned challenges in the retail segment leading to decreased sales.

Engraving Group

	Three Months Ended
	September 30,		%
	2012	2011	Change
Net sales	$ 23,356	$ 21,698	7.6%
Income from operations	4,552	3,877	17.4%
Operating income margin	19.5%	17.9%

Net sales increased by $1.7 million, or 7.6%, when compared to the prior year quarter.  Year over year sales comparisons were negatively impacted by $1.4 million of unfavorable foreign exchange.  OEM mold texturizing remained strong worldwide, as minor programs have filled in for the previously anticipated decrease in major platform work during the quarter.   The Group also showed sales growth in Roll, Plate, and Machinery business particularly in North America, where we are seeing a modest improvement in market conditions.  China showed robust sales growth of 55.8% year over year and our Innovent business performed well on the strength of emerging markets and aerospace, posting a 21.5% increase in sales over prior year.  Emerging markets continue to be the focus of our growth strategy for Engraving, where the expansion of Mold-Tech operations corresponds to the needs of our automotive customers.  We have committed to a fourth facility in India to open in the third quarter, and our “greenfield” facility in Korea, which should be operational in the second quarter, has already booked orders.

Income from operations increased by $0.7 million or 17.4% when compared to the same period one year ago.  We continued with the relocation of our factory in Brazil during the quarter, which created some expected reductions in sales and operational inefficiencies, but despite this challenge, the relocation of the Brazil facility is expected to be completed during the second quarter.

Engineering Technologies Group

	Three Months Ended
	September 30,		%
	2012	2011	Change
Net sales	$ 15,730	$ 14,638	7.5%
Income from operations	1,693	2,579	-34.4%
Operating income margin	10.8%	17.6%

Net sales increased by $1.1 million, or 7.5%, in the first quarter of 2013 when compared to the prior year. Sales increased in aerospace, land based gas turbines, and aviation compared to the prior year, in part due to Delta IV deliveries during the quarter.  Margins were negatively impacted by low margin aerospace developmental program shipments.  Additionally, sales gains were offset by a decrease in oil and gas sales at Metal Spinners, where we faced a difficult prior year comparison due to timing of deliveries.  We expect this trend to continue into the third quarter based on current forecasted demand.

Income from operations decreased by $0.9 million, or 34.4%, in the first quarter of 2013 when compared to the prior year.  The decrease in income was primarily related to the decrease in high-margin oil and gas business, as well as the impact of low-margin development work on the aerospace side that will continue into the second quarter.

Electronics Products Group

	Three Months Ended
	September 30,		%
	2012	2011	Change
Net sales	$ 27,839	$ 11,690	138.1%
Income from operations	3,088	2,126	45.2%
Operating income margin	11.1%	18.2%

Electronics Group sales increased $16.1 million or 138.1% in the first quarter of 2013 as compared to the prior year quarter.  This increase includes the impact of $14.0 million from the acquisition of Meder electronic.  The increase also includes $1.2 million of organic growth from our legacy Electronics business coupled with slight negative foreign exchange.  The growth in the legacy  business sales was the result of ramp-up of a number of new programs primarily within the sensor product line as well as improved sales from larger customers, offset by some softening of reed switch sales in the China and Asia-Pacific markets.

Income from operations increased $1.0 million compared to the prior year quarter.  Income from the Meder electronic acquisition was accretive to earnings during the period despite $1.5 million of purchase accounting adjustments.  Meder’s results were favorably impacted by lower than previously forecasted purchase accounting adjustments and stronger than anticipated results from operations.  As a result we have updated our forecast for the Meder acquisition to be accretive in a range of 13 to 20 cents per share in 2013.  We have initiated the integration of the Meder finance and IT functions with our legacy business, and are also implementing cross-training with the two sales teams to broaden knowledge and penetration of the respective product lines.  Income from operations as a percent of sales decreased from 18.2% to 11.1%, due to the purchase accounting adjustments, however operating profit margin for our legacy Electronics business continued to improve due to volume leverage and productivity improvements.

Hydraulics Products Group

	Three Months Ended
	September 30,		%
	2012	2011	Change
Net sales	$ 7,138	$ 7,073	0.9%
Income from operations	971	676	43.6%
Operating income margin	13.6%	9.6%

Net sales were roughly flat for the three months ended September 30, 2012 when compared with the three months ended September 30, 2011.  The North American dump markets softened during the first quarter due to the uncertainty relating to United States economic conditions and the drought in several areas of the US, as dump trailers typically are utilized to transport agriculture products. In addition, export sales were down versus the prior year quarter.  These sales declines were offset by our efforts to diversify the sales of this unit into new and underpenetrated markets, such as the North American refuse market, and growth in sales from our facility in Tianjin, China.  This facility is now manufacturing both rod and telescopic cylinders for customers in all of the geographic locations we serve.  Sales from the China factory for the quarter increased by over 54% versus prior year, which is the result of our efforts to penetrate new markets across the globe.

Income from operations during the quarter increased $0.3 million for the three months ended September 30, 2012 versus the same period in 2011.  This increase in quarterly income from operations is the result of cost and process improvement at the facility located in the US and the profitable sales contribution from the Tianjin, China facility.

Corporate and Other

	Three Months Ended
	September 30,		%
	2012	2011	Change
Income (loss) from operations:
Corporate	$ (5,791)	$ (5,028)	15.2%
Restructuring	$ (235)	$ (522)	-55.0%

Corporate expenses of $5.8 million in the first quarter of 2013 increased $0.8 million, or 15.1% compared to 2012.  This increase was driven entirely by an increase in pension expense during the period related to our legacy defined benefit plans.  Approximately half of the participants in our US defined benefit pension plans are employees of operations since discontinued or divested by the Company.

During the first quarter of 2013, the Company incurred $0.2 million of restructuring expense, all of which was in the Engraving Group.  These costs were primarily related to ongoing headcount reductions in our European operations and the relocation of our Brazil facility during the period.  During the first quarter of 2012, the Company incurred restructuring expenses of $0.6 million, $0.5 million of which was in the Food Service Equipment Group, where we completed consolidation of the Tri-Star acquisition into our Nogales, Mexico, facility.

Discontinued Operations

In December 2011, the Company entered into a plan to divest its Air Distribution Products (“ADP”) business unit in order to allow the Company to focus its financial assets and managerial resources on its remaining portfolio of businesses.  On March 30, 2012, the Company completed the sale of the ADP business.  As a result of these actions, the Company is reporting ADP as a discontinued operation for all periods presented in accordance with ASC 205-20.  Results of the ADP business in current and prior periods have been classified as discontinued in the Condensed Consolidated Financial Statements to exclude the results from continuing operations.  Activity related to ADP and other discontinued operations for the three months ended September 30, 2012 and 2011 is as follows (amounts in thousands):

	Three Months Ended
	September 30,
	2012	2011
Net sales	$-	$15,387
Pre-tax earnings	(145)	203
(Provision) benefit for taxes	50	(64)
Net loss from discontinued operations	$(95)	$139

Liquidity and Capital Resources

Cash generated from continuing operations for the three months ended September 30, 2012, was $9.5 million compared to cash used by operations of $2.7 million for the same period last year.  The primary contributor to positive cash flow in the quarter is working capital, where cash outflows for accounts payable decreased by $7.5 million compared to the prior year period and cash inflows from accounts receivable increased by $2.1 million.  Cash flow from investing activities consisted primarily of the Meder acquisition, where we spent $38.5 million net of cash acquired.  Cash capital expenditures for the period were $4.9 million.  We had net borrowings of $16.0 million, paid dividends of $0.9 million and purchased $5.4 million of stock exclusively for management and employee stock repurchases.

The Company has in place a $225 million unsecured Revolving Credit Facility (“Credit Agreement”, “the facility”), which expires in January 2017 and includes a letter of credit sub-facility with a limit of $30 million and a $100 million accordion feature.  The Credit Agreement contains customary representations, warranties and restrictive covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Agreement”), to interest expense for the trailing twelve months of at least 3:1. Adjusted EBIT per the Credit Agreement specifically excludes extraordinary and certain other defined items such as non-cash restructuring and acquisition-related charges up to $2.0 million, and goodwill impairment. At September 30, 2012, the Company’s Interest Coverage Ratio was 28.3:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the credit agreement, calculated as Adjusted EBIT per the Credit Agreement plus Depreciation and Amortization, may not exceed 3.5:1. September 30, 2012, the Company’s Leverage Ratio was 0.93:1.

As of September 30, 2012, we had borrowings under the new facility of $66.0 million.  As of September 30, 2012, the effective rate of interest for outstanding borrowings under the new facility was 3.04%.  We also utilize an uncommitted money market credit facility to help manage daily working capital needs.  No amounts were outstanding under this facility at September 30, 2012 and June 30, 2012, respectively.

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect to spend approximately $14-15 million on capital expenditures during the remainder of 2013, and expect that depreciation and amortization expense for the remainder of the year will be approximately $10.7 million and $2.8 million, respectively.

In order to manage our interest rate exposure, we are party to $50.0 million of floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 2.29%.

The following table sets forth our capitalization at September 30, 2012 and June 30, 2012:

	September 30,	June 30,
	2012	2012
Short-term debt	794	-
Long-term debt	66,000	50,000
Less cash and cash equivalents	(31,804)	(54,749)
Net debt	34,990	(4,749)
Stockholders' equity	255,190	242,907
Total capitalization	$ 290,180	$ 238,158

We sponsor a number of defined benefit and defined contribution retirement plans.  The Company’s pension plan for U.S. salaried employees was frozen as of January 2008.  We have evaluated the current and long-term cash requirements of these plans.  Our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. pension plan assets was $207.9 million at September 30, 2012, as compared to $198.7 million at the most recent measurement date, which occurred as of June 30, 2012.  The next measurement date to determine plan assets and benefit obligations will be on June 30, 2013.  During 2012, we made a voluntary contribution of $6.0 million to the plan.  In June 2012, the Moving Ahead for Progress in the 21st Century (“MAP 21”) bill was signed into law.  Based on changes in pension funding provisions under MAP 21, we made an additional $3.25 million contribution in July 2012 due to its favorable treatment under the bill and retroactive treatment under the Pension Protection Act (“PPA”).  As a result of this additional contribution in conjunction with the voluntary contribution made in 2012, the plan is 100% funded under PPA rules, and we do not expect to make mandatory contributions to the plan until 2016.  We do not expect contributions to our other defined benefit plans to be material in 2013.  Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for certain retired executives.  Current executives and new hires are not eligible for this program.  At September 30, 2012, the underlying policies have a cash surrender value of $19.5 million, less policy loans of $11.1 million.  As we have the legal right of offset, these amounts are reported net on our balance sheet.  The aggregate present value of future obligations was approximately $0.1 million and $0.2 million at September 30, 2012 and June 30, 2012, respectively.

In March 2012, the Company sold substantially all of the assets of the ADP business.  In connection with the divestiture, the Company remained the lessee of ADP’s Philadelphia, PA facility and administrative offices, with the purchaser subleasing a fractional portion of the building at current market rates.  Additionally, the Company remained an obligor on an additional facility lease that was assumed in full by the buyer. In connection with the transaction, the Company recognized a lease impairment charge of $2.3 million for the remaining Philadelphia rental expense.  The Company’s aggregate obligation with respect to the leases is $3.9 million, of which $2.1 million was recorded as a liability at September 30, 2012.  With the exception of the impaired portion of the Philadelphia lease, the Company does not expect to make any payments with respect to these obligations.  The buyer’s obligations under the respective sublease and assumed lease are secured by a cross-default provision in the purchaser’s promissory note for a portion of the purchase price which is secured by mortgages on the ADP real estate sold in the transaction.

In connection with the sale of the Berean Christian Bookstores completed in August 2006, we assigned all but one lease to the buyers.  During June 2009, the Berean business filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  The Berean assets were subsequently resold under section 363 of the Code.  The new owners of the Berean business have negotiated lower lease rates and extended lease terms at certain of the leased locations.  We remain an obligor on these leases, but at the renegotiated rates and to the original term of the leases.  The aggregate amount of our obligations in the event of default is $1.3 million at September 30, 2012, of which $1.2 million is not recorded on our balance sheet as a liability based on management’s assessment of the likelihood of loss.

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

Critical Accounting Policies

The condensed consolidated financial statements include the accounts of Standex International Corporation and all of its subsidiaries.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements. Although we believe that materially different amounts would not be reported due to the accounting policies adopted, the application of certain accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  Our Annual Report on Form 10-K for the year ended June 30, 2012 lists a number of accounting policies which we believe to be the most critical.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

We are exposed to market risks from changes in interest rates, commodity prices and changes in foreign currency exchange.  To reduce these risks, we selectively use, from time to time, financial instruments and other proactive management techniques.  We have internal policies and procedures that place financial instruments under the direction of the Treasurer and restrict all derivative transactions to those intended for hedging purposes only.  The use of financial instruments for trading purposes (except for certain investments in connection with the non-qualified defined contribution plan) or speculation is strictly prohibited.  The Company has no majority-owned subsidiaries that are excluded from the consolidated financial statements.  Further, we have no interests in or relationships with any special purpose entities.

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At September 30, 2012, the aggregate fair value of the Company’s open foreign exchange contracts was $1.3 million.

Our primary translation risk is with the Euro, British Pound Sterling, Canadian Dollar, Mexican Peso, Australian Dollar and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any of these foreign currencies to the U.S. Dollar at September 30, 2012, would not result in a material change in our operations, financial position, or cash flows.  We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we use interest rate swap agreements to modify our exposure to interest rate movements.  The Company’s currently effective swap agreements convert our base borrowing rate on $50.0 million of debt due under our revolving Credit Agreement from a variable rate equal to LIBOR to a weighted average rate of 2.29% at September 30, 2012.  Due to the impact of the swaps, an increase in interest rates would not have materially impacted our interest expense for the three months ended September 30, 2012.

The Company’s effective rate on variable-rate borrowings, including the impact of interest rate swaps, under the revolving credit agreement decreased from 3.67% at June 30, 2012 to 3.04% at September 30, 2012.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently low.  As of September 30, 2012, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

The Engineering Technologies, Food Service Equipment, Electronics Products, and Hydraulics Products Groups are all sensitive to price increases for steel products, other metal commodities and petroleum based products.  In the past year, we have experienced price fluctuations for a number of materials including steel, copper wire, other metal commodities, refrigeration components and foam insulation.  These materials are some of the key elements in the products manufactured in these segments.  Wherever possible, we will implement price increases to offset the impact of changing prices.  The ultimate acceptance of these price increases, if implemented, will be impacted by our affected divisions’ respective competitors and the timing of their price increases.

ITEM 4.

CONTROLS AND PROCEDURES

At the end of the period covered by this Report, and subject to the exception from this evaluation set forth in the next paragraph, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition.  As discussed in Note 2 to the unaudited condensed consolidated financial statements contained in this Report, the Company acquired all of the outstanding stock of Meder Electronic AG (“Meder”) on July 10, 2012.  Meder represented approximately 8.2% of the Company's consolidated revenue for the three months ended September 30, 2012 and approximately 9.4% of the Company's consolidated assets at September 30, 2012.  Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012 excludes any evaluation of the internal control over financial reporting of Meder.

There was no change in the Company's internal control over financial reporting during the quarterly period ended September 30, 2012 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended September 30, 2012
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 - July 31, 2012	4,234	$ 43.87	4,234	299,465

August 1 - August 31, 2012	13,503	44.23	13,503	285,962

September 1 - September 30, 2012	102,005	44.99	102,005	183,957

Total	119,742	$ 44.86	119,742	183,957

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

ITEM 6.

EXHIBITS

(a)

Exhibits

10.

Share Purchase and Transfer Agreement and Asset Purchase Agreement dated July 10, 2012 for the acquisition of Meder electronic AG

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

STANDEX INTERNATIONAL CORPORATION

Date:	November 1, 2012	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/CFO/Treasurer
(Principal Financial & Accounting Officer)

Date:	November 1, 2012	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer