Form 10-Q
period 2012-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 2013-02-01
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012	Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	31-0596149
(State of incorporation)	(IRS Employer Identification No.)

11 KEEWAYDIN DRIVE, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Registrant's Common Stock outstanding on January 28, 2013 was 12,703,707

INDEX

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Unaudited Condensed Consolidated Balance Sheets as of

December 31, 2012 and June 30, 2012

2

Unaudited Condensed Consolidated Statements of Operations for the

Three and Six Months Ended December 31, 2012 and 2011

3

Unaudited Condensed Consolidated Statements of Comprehensive Income for the

Three and Six Months Ended December 31, 2012 and 2011

4

Unaudited Condensed Consolidated Statements of Cash Flows for the

Six Months Ended December 31, 2012 and 2011

5

Notes to Unaudited Condensed Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

18

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

28

Item 4.

Controls and Procedures

29

PART II.

OTHER INFORMATION:

Item 1.

Legal Proceedings

30

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

31

Item 6.

Exhibits

31

PART I. FINANCIAL INFORMATION
ITEM 1

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Balance Sheets

(In thousands)	December 31, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$33,126	$54,749
Accounts receivable, net	90,433	99,432
Inventories, net	96,624	73,076
Prepaid expenses and other current assets	9,059	6,255
Income taxes receivable	2,465	3,568
Deferred tax asset	12,661	12,190
Total current assets	244,368	249,270
Property, plant, and equipment, net	96,639	82,563
Goodwill	114,054	100,633
Intangible assets, net	27,257	19,818
Deferred tax asset	4,764	6,618
Other non-current assets	19,893	20,909
Total non-current assets	262,607	230,541
Total assets	$506,975	$479,811

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$57,139	$62,113
Accrued expenses	51,795	51,124
Income taxes payable	2,644	3,548
Total current liabilities	111,578	116,785
Long-term debt	62,073	50,000
Accrued pension and other non-current liabilities	67,497	70,119
Total non-current liabilities	129,570	120,119
Stockholders' equity:
Common stock, par value $1.50 per share - 60,000,000
shares authorized, 27,984,278 issued, 12,554,146 and
12,523,866 outstanding at December 31, 2012 and June 30, 2012	41,976	41,976
Additional paid-in capital	35,546	34,928
Retained earnings	526,027	505,163
Accumulated other comprehensive loss	(69,200)	(75,125)
Treasury shares (15,430,132 shares at December 31, 2012
and 15,460,412 shares at June 30, 2012)	(268,522)	(264,035)
Total stockholders' equity	265,827	242,907
Total liabilities and stockholders' equity	$506,975	$479,811

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2012	2011	2012	2011
Net sales	$168,629	$154,868	$352,015	$314,174
Cost of sales	112,339	104,598	236,480	211,158
Gross profit	56,290	50,270	115,535	103,016
Selling, general, and administrative expenses	39,037	35,193	80,421	71,303
Restructuring costs	985	701	1,220	1,223
Total operating expenses	40,022	35,894	81,641	72,526
Income from operations	16,268	14,376	33,894	30,490
Interest expense	(575)	(428)	(1,226)	(900)
Other non-operating income (expense)	166	94	130	285
Income from continuing operations before income taxes	15,859	14,042	32,798	29,875
Provision for income taxes	4,833	3,965	9,847	7,979
Income from continuing operations	11,026	10,077	22,951	21,896
Loss from discontinued operations, net of income taxes	(65)	(14,193)	(160)	(14,054)
Net income (loss)	$10,961	$(4,116)	$22,791	$7,842
Basic earnings (loss) per share:
Continuing operations	$0.88	$0.80	$1.82	$1.75
Discontinued operations	(0.01)	(1.13)	(0.01)	(1.12)
Total	$0.87	$(0.33)	$1.81	$0.63
Diluted earnings (loss) per share:
Continuing operations	$0.86	$0.79	$1.79	$1.72
Discontinued operations	-	(1.11)	(0.01)	(1.11)
Total	$0.86	$(0.32)	$1.78	$0.61

Cash dividends per share	$0.08	$0.07	$0.15	$0.13

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2012	2011	2012	2011
Net income (loss):	$10,961	$(4,116)	$22,791	$7,842
Other comprehensive income (loss):
Foreign currency translation adjustment	396	(555)	3,226	(6,923)
Defined benefit pension plans, net of tax:
Actuarial gains (losses) and other changes in unrecognized costs	(61)	(1)	(291)	111
Amortization of unrecognized costs	1,398	890	2,794	1,224
Derivative instruments, net of tax:
Change in unrealized gains and losses	32	(160)	(130)	(971)

Amortization of unrealized gains and losses into interest expense	164	157	326	271
Other comprehensive income (loss):	$1,929	$331	$5,925	$(6,288)
Comprehensive income (loss)	$12,890	$(3,785)	$28,716	$1,554

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	December 31,
(In thousands)	2012	2011
Cash flows from operating activities
Net income	$22,791	$7,842
(Income) loss from discontinued operations	160	14,054
Income from continuing operations	22,951	21,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,765	6,788
Stock-based compensation	1,725	1,370
Contributions to defined benefit plans	(3,876)	(642)
Net changes in operating assets and liabilities	(3,909)	(20,400)
Net cash provided by operating activities - continuing operations	24,656	9,012
Net cash (used in) operating activities - discontinued operations	(1,418)	(2,456)
Net cash provided by operating activities	23,238	6,556
Cash flows from investing activities
Expenditures for property, plant, and equipment	(9,723)	(5,064)
Expenditures for acquisitions, net of cash acquired	(39,613)	-
Other investing activity	108	2,900
Net cash (used in) investing activities - continuing operations	(49,228)	(2,164)
Net cash provided by investing activities - discontinued operations	-	1,619
Net cash (used in) investing activities	(49,228)	(545)
Cash flows from financing activities
Borrowings on revolving credit facility	74,000	78,500
Payments of long-term debt	(62,723)	(64,000)
Short-term borrowings, net	-	(1,800)
Activity under share-based payment plans	135	168
Excess tax benefit from share-based payment activity	2,011	581
Purchases of treasury stock	(8,004)	(3,831)
Cash dividends paid	(1,883)	(1,627)
Net cash provided by financing activities - continuing operations	3,536	7,991
Net cash (used in) financing activities - discontinued operations	-	-
Net cash provided by financing activities	3,536	7,991

Effect of exchange rate changes on cash and cash equivalents	831	(1,664)
Net change in cash and cash equivalents	(21,623)	12,338
Cash and cash equivalents at beginning of year	54,749	14,407
Cash and cash equivalents at end of period	$33,126	$26,745

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and six months ended December 31, 2012 and 2011, the cash flows for the six months ended December 31, 2012 and 2011 and the financial position of the Company at December 31, 2012.  The interim results are not necessarily indicative of results for a full year.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2012.  The condensed consolidated balance sheet at June 30, 2012 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2012.  Unless otherwise noted, references to years are to the Company’s fiscal years.

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

The Company paid $43.2 million in cash for 100% of the equity of Meder.  Acquired intangible assets of $8.2 million consist of $3.4 million of trademarks, which are indefinite-lived, and $4.8 million of customer relationships, which are expected to be amortized over a period of 10 years.  Acquired goodwill of $12.1 million is not deductible for income tax purpose due to the nature of the transaction.

The components of the fair value of the Meder acquisition, including the initial allocation of the purchase price and subsequent measurement period adjustments, are as follows (in thousands):

	Preliminary Allocation	Adjustments	Allocation at December 31, 2012
Fair value of business combination:
Cash payments	$42,103	$1,078	$43,181
Less: cash acquired	(3,568)	-	(3,568)
Total	$38,535	$1,078	$39,613
Identifiable assets acquired and liabilities assumed
Accounts receivable	$7,628	$-	$7,628
Inventory	11,544	-	11,544
Property, plant, and equipment	10,651	409	11,060
Other current assets	1,074	-	1,074
Identifiable intangible assets	8,200	-	8,200
Goodwill	11,131	932	12,063
Other non-current assets	222	-	222
Accounts payable	(3,812)	-	(3,812)
Deferred taxes	(3,233)	(303)	(3,536)
Other liabilities	(4,870)	40	(4,830)
Total	$38,535	$1,078	$39,613

3)

Discontinued Operations

In December 2011, the Company entered into a plan to divest its Air Distribution Products (“ADP”) business unit in order to allow the Company to focus its financial assets and managerial resources on its remaining portfolio of businesses.  On March 30, 2012, the Company completed the sale of the ADP business.  As a result of these actions, the Company is reporting ADP as a discontinued operation for all periods presented in accordance with ASC 205-20.  Results of the ADP business in current and prior periods have been classified as discontinued in the Condensed Consolidated Financial Statements to exclude the results from continuing operations.  Activity related to ADP and other discontinued operations for the three and six months ended December 31, 2012 and 2011 is as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net sales	$-	$14,842	$-	$30,229
Pre-tax earnings	(98)	(22,302)	(243)	(22,099)
(Provision) benefit for taxes	33	8,109	83	8,045
Net loss from discontinued operations	$(65)	$(14,193)	$(160)	$(14,054)

Assets and liabilities related to discontinued operations to be retained by the Company recorded in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	December 31, 2012	June 30, 2012
Current assets	$1,232	$849
Other non-current assets	3,000	3,000

Accrued expenses	3,178	3,712
Accrued pension and other non-current liabilities	3,428	3,667

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

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

Items presented at fair value at December 31, 2012 and June 30, 2012 were (in thousands):

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,249	$2,249	$-	$-
Foreign exchange contracts	188	-	188	-

Liabilities
Interest rate swaps	$2,424	$-	$2,424	$-
Foreign exchange contracts	1,925	-	1,925	-

	June 30, 2012
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - KEYSOP Assets	$1,847	$1,847	$-	$-
Marketable securities - deferred compensation plan	1,697	1,697	-	-
Foreign exchange contracts	96	-	96	-

Liabilities
Foreign exchange contracts	$231	$-	$231	$-
Interest rate swaps	2,734	-	2,734	-

During the three and six months ended December 31, 2012, there were no transfers of assets or liabilities between hierarchical levels.  The Company’s policy is to recognize transfers between levels as of the date they occur.

5)

Inventories

Inventories are comprised of the following (in thousands):

	December 31, 2012	June 30, 2012
Raw materials	$42,900	$33,208
Work in process	24,310	21,833
Finished goods	29,414	18,035
Total	$96,624	$73,076

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and were $5.0 million and $10.9 million for the three and six months ended December 31, 2012, and $4.8 million and $9.8 million for the three and six months ended December 31, 2011, respectively.

6)

Goodwill

Changes to goodwill during the six months ended December 31, 2012 were as follows (in thousands):

	June 30, 2012 (Gross)	Acquisition	Translation Adjustment	December 31, 2012 (gross)	Accumulated Impairment	December 31, 2012 (net)
Food Service Equipment Group	$63,732	$-	$(13)	$63,719	$(17,939)	$45,780
Engraving Group	20,618	-	85	20,703	-	20,703
Engineering Technologies Group	11,206	-	380	11,586	-	11,586
Electronics Products Group	19,957	12,063	906	32,926	-	32,926
Hydraulics Products Group	3,059	-	-	3,059	-	3,059
Total	$118,572	$12,063	$1,358	$131,993	$(17,939)	$114,054

7)

Intangible Assets

Intangible assets consist of the following (in thousands):

	Customer Relationships	Trademarks	Other	Total
December 31, 2012
Cost	$32,308	$12,912	$4,082	$49,302
Accumulated amortization	(18,453)	-	(3,592)	(22,045)
Balance, December 31, 2012	$13,855	$12,912	$490	$27,257

June 30, 2012
Cost	$27,062	$9,406	$3,846	$40,314
Accumulated amortization	(17,003)	-	(3,493)	(20,496)
Balance, June 30, 2012	$10,059	$9,406	$353	$19,818

Amortization expense for the three and six months ended December 31, 2012 was $0.6 million and $1.3 million, respectively.  Amortization expense for the three and six months ended December 31, 2011 was $0.5 million and $1.1 million, respectively.  At December 31, 2012, amortization expense is estimated to be $1.2 million in the remainder of 2013, $2.5 million in 2014, $2.2 million in 2015, $1.8 million in 2016, $1.4 million in 2017, and $4.7 million thereafter.

8)

Debt

As of December 31, 2012, the Company’s debt is due as follows (in thousands):

Fiscal Year
2013	$ -
2014	15
2015	15
2016	15
2017	62,015
Thereafter	13
$ 62,073

Bank Credit Agreements

The Company has in place a $225 million unsecured Revolving Credit Facility which expires in January 2017 and includes a letter of credit sub-facility with a limit of $30 million and a $100 million accordion feature.  As of December 31, 2012, the Company had the ability to borrow $152.2 million under this facility.  The Company also utilizes a $5 million uncommitted money market credit facility to help manage daily working capital needs.  The Company had no amounts outstanding under this facility at December 31, 2012 and June 30, 2012.

At December 31, 2012, the carrying value of the current borrowings under the facility approximated cost.

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

The Company’s effective swap agreements convert the base borrowing rate on $50.0 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 2.29% at December 31, 2012.  The fair value of the swaps recognized in accrued expenses and in other comprehensive income is as follows (in thousands):

				Fair Value (in thousands)
Effective Date	Notional Amount	Fixed Rate	Maturity	December 31, 2012	June 30, 2012
June 1, 2010	$5,000,000	2.495%	May 24, 2015	$(265)	$(300)
June 1, 2010	5,000,000	2.495%	May 24, 2015	(265)	(300)
June 8, 2010	10,000,000	2.395%	May 26, 2015	(505)	(566)
June 9, 2010	5,000,000	2.340%	May 26, 2015	(246)	(275)
June 18, 2010	5,000,000	2.380%	May 24, 2015	(251)	(283)
September 21, 2011	5,000,000	1.280%	September 21, 2013	(11)	(61)
September 21, 2011	5,000,000	1.595%	September 22, 2014	(118)	(136)
March 15, 2012	10,000,000	2.745%	March 15, 2016	(763)	(813)
				$(2,424)	$(2,734)

The Company reported no losses for the three and six months ended December 31, 2012, as a result of hedge ineffectiveness.  Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive loss related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign sales, foreign purchases of materials, and loan payments to and from subsidiaries.  The Company enters into such contracts for hedging purposes only.  For hedges of intercompany loan payments, the Company has not elected hedge accounting due to the general short-term nature and predictability of the transactions, and records derivative gains and losses directly to the statement of operations.  At December 31, 2012 and June 30, 2012, the Company had outstanding forward contracts related to hedges of intercompany loans with net losses of $1.7 million and $0.1 million, respectively, which approximate the gains and losses on the related loans.  The notional amounts of the Company’s forward contracts, by currency, are as follows:

	Notional Amount
	(in native currency)
Currency	December 31, 2012	June 30, 2012
Mexican Peso	18,022,000	3,750,000
Euro	3,758,000	2,350,000
British Pound Sterling	5,003,650	933,473
Canadian Dollar	625,000	1,250,000
Singapore Dollar	2,850,000	1,500,000
US Dollar	55,023,200	-

10)

Retirement Benefits

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three and six months ended December 31, 2012 and 2011 consisted of the following components:

U.S. Plans	Non-U.S. Plans
Three Months Ended	Three Months Ended

December 31,			December 31,
(In thousands)	2012	2011	2012	2011
Service cost	$175	$112	$10	$9
Interest cost	2,736	2,993	425	457
Expected return on plan assets	(3,697)	(3,834)	(343)	(394)
Recognized net actuarial loss	1,895	1,204	231	135
Amortization of prior service cost	24	28	(14)	(16)
Net periodic benefit cost	$1,133	$503	$309	$191

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2012	2011	2012	2011
Service cost	$351	$224	$20	$17
Interest cost	5,471	5,987	842	889
Expected return on plan assets	(7,395)	(7,667)	(679)	(769)
Recognized net actuarial loss	3,789	2,408	457	264
Amortization of prior service cost	50	56	(28)	(31)
Net periodic benefit cost	$2,266	$1,008	$612	$370

The Company expects to pay $4.7 million in contributions to the plans during 2013.  Contributions of $0.3 million and $3.9 million were made during the three and six months ended December 31, 2012, respectively.  This amount includes a $3.25 million voluntary contribution made in July 2012 in order to take advantage of new legislation that allowed our U.S. plan to be 100% funded retroactively under Pension Protection Act rules at June 30, 2012.

11)

Income Taxes

The Company's effective tax rate for the three months ended December 31, 2012 was 30.5% compared with 28.2% for same period last year.  The lower effective tax rate during the prior year is primarily due to the benefit of the retroactive extension of the R&D credit recorded during the second quarter of 2012.  The Company's effective tax rate for the six months ended December 31, 2012 was 30.0% compared with 26.7% for same period last year.  The lower effective tax rate during the prior year includes the impact of a decrease in the statutory tax rate in the United Kingdom on deferred tax liabilities recorded in prior periods due to a change in U.K. tax law enacted in the quarter ended September 30, 2011.

12)

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Basic - Average shares outstanding	12,580	12,527	12,568	12,509
Effect of dilutive securities:
Unvested stock awards	207	224	229	248
Diluted - Average shares outstanding	12,787	12,751	12,797	12,757

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share.  No options to purchase common stock were excluded from the calculation of diluted earnings per share as anti-dilutive for the three and six months ended December 31, 2012 and 2011, respectively.

33,111 and 53,466 performance stock units are excluded from the diluted earnings per share calculation as the performance criteria have not been met for the three and six months ended December 31, 2012 and 2011, respectively.

13)

Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive loss are as follows (in thousands):

	December 31, 2012	June 30, 2012
Foreign currency translation adjustment	$10,996	$7,770
Unrealized pension losses, net of tax	(78,694)	(81,197)
Unrealized losses on derivative instruments, net of tax	(1,502)	(1,698)
Total	$(69,200)	$(75,125)

14)

Contingencies

In August 2008, a redhibition action was filed in Lafayette, Louisiana by Ultra Pure Water Technologies, Inc. (“Ultra Pure”) against Master-Bilt Products, an unincorporated division of Standex.  Redhibition is a civil action in which a buyer may seek damages against a seller for goods sold with allegedly hidden defects.  The suit alleges defects in Master-Bilt ice merchandisers which were sold to Master-Bilt’s customer, who then sold them to Ultra Pure.  The damages sought by Ultra Pure arise out of the alleged lost profits purportedly sustained when the Master-Bilt merchandisers were made part of a self-contained ice making system designed by Ultra Pure, called the “ICEX Ice Island.”  Ultra Pure alleges that the ICEX units did not operate as anticipated at customer locations.  Standex has been aggressively defending the action, and the case was dismissed in September 2011 based on Master-Bilt’s motion for summary judgment.  However, in May 2012, the Louisiana Third Circuit Court of Appeal reversed the dismissal, finding that various fact questions should be addressed by the trial court.  This reversal was appealed by Master-Bilt in July 2012 to the Louisiana Supreme Court.  In the second quarter of 2013, the Louisiana Supreme Court declined to hear the matter, and the litigation was remanded to the jurisdiction of the trial court, which scheduled a trial in the matter during the third quarter of 2013.  The Company believes it has meritorious defenses to the allegations, however, given the unpredictability and uncertainty inherent in any jury trial, the result of the trial is not assured.  If an unfavorable outcome were to occur, there is a possibility that the Company’s financial position and results of operations and cash flows could be negatively affected, although the Company is not yet able to estimate a range of possible loss.

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

Net sales and income (loss) from continuing operations by segment for the three and six months ended December 31, 2012 and 2011 were as follows (in thousands):

	Three Months Ended December 31,
	Net Sales		Income from Operations
	2012	2011	2012	2011
Segment:
Food Service Equipment Group	$95,816	$95,962	$9,694	$9,678
Engraving Group	23,663	23,133	4,476	4,411
Engineering Technologies Group	18,027	18,012	3,644	3,679
Electronics Products Group	24,894	11,188	4,101	1,807
Hydraulics Products Group	6,229	6,573	963	781
Restructuring costs			(985)	(701)
Corporate			(5,625)	(5,279)
Sub-total	$168,629	$154,868	$16,268	$14,376
Interest expense			(575)	(428)
Other non-operating income			166	94
Income from continuing operations before income taxes			$15,859	$14,042

	Six Months Ended December 31,
	Net Sales		Income from Operations
	2012	2011	2012	2011
Segment:
Food Service Equipment Group	$205,139	$200,169	$23,042	$22,084
Engraving Group	47,019	44,831	9,028	8,288
Engineering Technologies Group	33,757	32,650	5,337	6,258
Electronics Products Group	52,733	22,878	7,189	3,933
Hydraulics Products Group	13,367	13,646	1,934	1,457
Restructuring costs			(1,220)	(1,223)
Corporate			(11,416)	(10,307)
Sub-total	$352,015	$314,174	$33,894	$30,490
Interest expense			(1,226)	(900)
Other non-operating income			130	285
Income from continuing operations before income taxes			$32,798	$29,875

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

16)

Restructuring

The Company has undertaken cost reduction and facility consolidation initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2012			December 31, 2012

	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
2013 Restructuring Initiatives	$382	$603	$985	$600	$620	$1,220

	Three Months Ended			Six Months Ended
	December 31, 2011			December 31, 2011

	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Prior year initiatives	$447	$254	$701	$587	$636	$1,223

2013 Restructuring Initiatives

During the first half of 2013, the Company began a headcount reduction program in its European Engraving Group operations as part of the ongoing realignment of the Group’s global footprint.  The Company expects to incur $0.7 million related to this activity, of which $0.3 million was incurred during the six months ended December 31, 2012.  During the second quarter, the Company completed the move of the Sao Paolo, Brazil, Engraving Group facility to a location more suited to the Group’s operational needs.  Restructuring expenses related to this activity were $0.8 million.  Also during the quarter, the Company had a reduction in force at the UK operation of the Cooking Solutions business in the Food Service Equipment Group.  Expenses of $0.1 million related to this reduction were incurred in their entirety during the three months ended December 31, 2012. Activity in the reserves related to 2013 restructuring initiatives is as follows (in thousands):

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2012	$-	$-	$-
Additions and adjustments	600	620	1,220
Payments	(600)	(620)	(1,220)
Restructuring liabilities at December 31, 2012	$-	$-	$-

Prior Year Initiatives

During the first quarter of 2013, the Company substantially completed the European Engraving Group headcount reduction begun in 2012.  Activity in the reserves related to prior year restructuring initiatives is as follows (in thousands):

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2012	$41	$-	$41
Additions and adjustments	-	-	-
Payments	(41)	-	(41)
Restructuring liabilities at December 31, 2012	$-	$-	$-

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2012			December 31, 2012

	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment Group	$128	$22	$150	$128	$22	$150
Engraving Group	254	569	823	472	586	1,058
Electronics Products Group	-	12	12	-	12	12
	$382	$603	$985	$600	$620	$1,220

	Three Months Ended			Six Months Ended
	December 31, 2011			December 31, 2011

	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment Group	$39	$254	$293	$130	$636	$766
Engraving Group	408	-	408	431	-	431
Corporate	-	-	-	26	-	26
	$447	$254	$701	$587	$636	$1,223

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

Since the beginning of the 2008 macroeconomic recession, we have reduced our cost structure through company-wide and targeted headcount reductions, low cost manufacturing initiatives, plant consolidations, procurement savings, and improved productivity in all aspects of our operations.  To mitigate the impact of commodity inflation that a number of our business units have experienced since 2008, we have initiated a number of price increases in the marketplace in order to at least partially offset these raw material cost increases.  These efforts have allowed the Company to significantly improve margins and profitability even though sales have only recently returned to pre-recession levels.  In addition to the focus on improving our cost structure, we continue to focus on the Company’s liquidity through improved working capital management, the sale of excess land and buildings, and the disposal of ADP.  This additional liquidity to pursue acquisitive growth initiatives is evidenced by the four strategic acquisitions during 2011 and the acquisition of Meder in 2013.  We ended 2012 in a net cash position, and our net debt to capital ratio at December 31, 2012 was 9.8% even after spending over $40 million to acquire Meder in July.

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

As we advanced our strategy into 2013, we expected to face headwinds, including a soft European economy, negative year over year foreign exchange comparisons, and increased expense associated with our legacy defined benefit pension plan in the U.S.  The impact of the latter two items during the first half of 2013 was a $2.3 million decrease in sales due to foreign exchange and $1.5 million reduction to income from operations as a result of the pension expense.  At the same time, our ongoing activities in continuation of Focused Diversity position us well to offset the effect that these factors may have on our results.

Because of the diversity of the Company’s businesses, end user markets and geographic locations, management does not use specific external indices to predict the future performance of the Company, other than general information about broad macroeconomic trends.  Because we serve niche markets, each of our individual business units may be subject to specific, unique trends which could impact their performance.  These trends, where applicable, are in addition to general business conditions and conditions at the macroeconomic level.  Our business units report pertinent information to senior management, which uses it to the extent relevant to assess the future performance of the Company.  A description of any such material trends is described below in the applicable segment analysis.

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

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollar amounts in thousands)	2012	2011	2012	2011
Net sales	$ 168,629	$154,868	$ 352,015	$314,174
Gross profit margin	33.4%	32.5%	32.8%	32.8%
Income from operations	16,268	14,376	33,894	30,490
Backlog as of December 31	121,834	113,932	121,834	113,931

Net Sales
	Three Months Ended	Six Months Ended
(In thousands)	December 31, 2012	December 31, 2012
Net sales, prior period	$ 154,868	$ 314,174
Components of change in sales:
Effect of exchange rates	(145)	(2,267)
Effect of acquisitions	13,216	27,187
Organic sales change	690	12,921
Net sales, current period	$ 168,629	$ 352,015

Net sales for the second quarter of 2013 increased $13.8 million, or 8.9%, when compared to the same period of 2012.  This change was due to organic sales increases of $0.7 million, or 0.5%, the impact of the Meder acquisition of $13.2 million, or 8.5%, and unfavorable foreign exchange impact of $0.1 million, or 0.1%.

Net sales for the first half of 2013 increased $37.8 million, or 12.0%, when compared to the same period of 2012.  This change was due to organic sales increases of $12.9 million, or 4.1%, the impact of the Meder acquisition of $27.2 million, or 8.7%, and unfavorable foreign exchange impact of $2.3 million, or 0.7%.

Gross Profit Margin

Our gross profit margin increased from 32.5% to 33.4% in the second quarter of 2013 as compared to the same quarter of last year as gross margins increased across all segments.

Our gross profit margin for the first half of 2013 was flat at 32.8% when compared to the first half of 2012, as gross margins in the first quarter of 2013 reflected the impact of $1.5 million of non-cash expense associated with the write-up of backlog and inventory (“purchase accounting adjustments”) for Meder included in cost of sales, which will not repeat going forward.  The purchase accounting adjustments incurred in the first quarter offset the aforementioned gross margin improvement in the second quarter.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses for the second quarter of 2013 were $39.0 million, or 23.1% of sales, compared to $35.2 million, or 22.7% of sales, reported for the same period a year ago.  For the six months ended December 31, 2012, Selling, General and Administrative Expenses were $80.4 million, or 22.8% of sales, compared to $71.3 million, or 22.7% of sales for the six months ended December 31, 2011.  The Meder acquisition increased SG&A costs by $2.3 million in the second quarter and by $4.6 million in the first half of the year.  While we continue our efforts to tightly control expenses and to maintain a lean headcount profile, our costs have also been impacted by increased expense related to our legacy defined benefit plans relative to last year.

Income from Operations

Income from operations for the second quarter of 2013 was $16.3 million, compared to $14.4 million reported for the same period a year ago, an increase of 13.2%.  This increase is largely attributable to our acquisition of Meder at the beginning of the year.

Income from operations for the first half of 2013 was $33.9 million, compared to $30.5 million reported for the same period a year ago, an increase of 11.2%.  This increase is also primarily attributable to Meder, but was negatively impacted by the inclusion of $1.5 million of purchase accounting adjustments in the first quarter of 2013.

Interest Expense

Interest expense for the second quarter of 2013 increased 34.3%, from $428,000 to $575,000, and interest expense for the six months ended December 31, 2012 increased 36.2% from $900,000 to $1.2 million.  Our new credit facility entered into in January 2012 has a higher spread over the base LIBOR rate than the facility it replaced.

Income Taxes

The Company's effective tax rate for the three months ended December 31, 2012 was 30.5% compared with 28.2% for same period last year.  The lower effective tax rate during the prior year is primarily due to the benefit of the retroactive extension of the R&D credit recorded during the second quarter of 2012.  The Company's effective tax rate for the six months ended December 31, 2012 was 30.0% compared with 26.7% for same period last year.  The lower effective tax rate during the prior year includes the impact of a decrease in the statutory tax rate in the United Kingdom on deferred tax liabilities recorded in prior periods due to a change in U.K. tax law enacted in the quarter ended September 30, 2011.

Under the American Taxpayer Relief Act of 2012, signed into law on January 2, 2013, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 through December 31, 2013.  The effects of the change in the tax law will be recognized in the third quarter of 2013, the period in which the law was enacted.

Backlog

Backlog increased $7.9 million, or 6.9%, to $121.8 million at December 31, 2012, from $113.9 million at December 31, 2011.  The overall increase is attributable to bookings from the newly-acquired Meder operation in the Electronics Products Group, higher backlog in the Food Service Equipment Group, partially offset by a decrease in Engineering Technologies.

Segment Analysis

Food Service Equipment Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
	2012	2011	Change	2012	2011	Change
Net sales	$95,816	$95,962	-0.2%	$205,139	$200,169	2.5%
Income from operations	9,694	9,678	0.2%	23,042	22,084	4.3%
Operating income margin	10.1%	10.1%		11.2%	11.0%

Net sales in the second quarter of fiscal 2013 decreased $0.1 million, or 0.2%, from the same period one year earlier.  The Refrigerated Solutions business experienced 2.6% growth in the quarter as strength in the quick serve and casual dining markets segments overcame softness in the drug retail segment as new store construction for major drug retailers has slowed.  We saw some slowdown in the dollar store segment that is attributable to timing, but expect these sales to rebound in the third quarter.  We also saw continued growth in the rack refrigeration and ultra-low refrigeration product lines.  The Cooking Solutions business experienced a volume decline of nearly 10% in the quarter as North American and UK retail grocery segment customers continued to curtail capital spending.  Growth of approximately 4% in our core segments of national quick service chains and convenience stores was not sufficient to overcome the softness in retail.  Also, sales included a large nonrecurring oven rollout for a major US retail grocery customer.  The Custom Solutions businesses experienced 6.5% sales growth on a strong mix of institutional, convenience store, and dealer business, offset by softness in the global beverage pump market.

Net sales in the six months ended December 31, 2012 increased $5.0 million, or 2.5%, from the same period one year earlier.  The effect of foreign exchange rates accounted for a sales decrease of $0.5 million.  Refrigerated Solutions experienced high single digit growth for the period due to strength in the quick serve and casual dining segments, while Cooking Solutions experienced a mid-single digit decline due to softness in the global grocery store segment.  Custom Solutions experienced slight growth as strength in merchandising overcame softness in the global beverage market and a nonrecurring prior year equipment rollout in the buffet and cafeteria market.

Income from operations for the second quarter of fiscal 2013 increased 0.2% from the same period last year. Return on sales remained constant at 10.1% for the quarter.  Income from operations increased slightly compared to the prior year quarter as the slight volume decrease was offset by efficiency improvements.  We continue to work aggressively on the cost front, and began an initiative during the quarter to value engineer our major refrigerated upright merchandizing cabinets and realign our shop floor in order to reduce costs and increase our competitiveness in the drug retail market.  Additionally, we have responded to slowness in the retail sector at Cooking Solutions by reducing headcount in anticipation of a prolonged recovery period.

Income from operations for the first half of fiscal 2013 increased $1.0 million, or 4.3%, when compared to the same period one year earlier.  The Group’s return on sales increased from 11.0% to 11.2% for the period, driven by volume leverage.

Engraving Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
	2012	2011	Change	2012	2011	Change
Net sales	$23,663	$23,133	2.3%	$47,019	$44,831	4.9%
Income from operations	4,476	4,411	1.5%	9,028	8,288	8.9%
Operating income margin	18.9%	19.1%		19.2%	18.5%

Net sales in the second quarter increased $0.5 million or 2.3% when compared to the same quarter in the prior year.  Unfavorable foreign exchange impacted sales for the quarter by $0.3 million.  Sales increases, while small, continue to meet our expectation of a slower 2013 and stronger 2014 as compared to 2012 in our global mold texturizing business.  Automotive OEM mold texturing remained strong in Europe, in spite of the unfavorable foreign exchange impact. China continues to show robust sales growth of 51% year over year as we increase our penetration of the domestic auto manufacturers, who are improving the quality of their automobile interior design and cosmetics in order to compete with non-Chinese global OEMs.  While North America mold texturizing slowed during the period, we expect the current trend to reverse in the second half with stronger sales in North America offset by somewhat slower demand in China and Europe based on current production schedules.  Our Roll, Plate and Machinery businesses and Innovent business continue to steadily improve as the market for building products recovers.

Net sales for the six months ended December 31, 2011 increased $2.2 million or 4.9% when compared to the first half of the prior year.  Unfavorable foreign exchange impacted sales by $1.7 million.  The overall increase was driven by strong China and Europe sales for automotive OEM platform work.

Income from second quarter operations increased by $0.1 million or 1.5% when compared to the same period one year ago.  Mold texturing results in North America were hurt by unfavorable product mix.  The introduction of new technologies, expansion efforts, and the relocation of our Brazil facility added costs during the period, but overall operating margin for the group remained solid at 18.9%.  Our focus on emerging economies remains strong – we opened our Korea facility during the quarter which has begun taking orders and we have broken ground on a fourth facility in India.  We are also moving our Mold-Tech facility in Mexico to a larger facility in the Queretaro region, where the automotive industry is seeing rapid growth.

Income for the first half of 2013 increased by $0.7 million, or 8.9%, when compared to the first half of the prior year.    Leverage on the increased sales was strong at all businesses except for mold texturing in North America due to the unfavorable product mix described above.

Engineering Technologies Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
	2012	2011	Change	2012	2011	Change
Net sales	$18,027	$18,012	0.1%	$33,757	$32,650	3.4%
Income from operations	3,644	3,679	-1.0%	5,337	6,258	-14.7%
Operating income margin	20.2%	20.4%		15.8%	19.2%

Net sales of $18.0 million were virtually even with the second quarter of 2012.  Sales increased in the aerospace and energy segments of the Spincraft business, but were offset by reductions at Metal Spinners, the Group’s subsidiary in the United Kingdom.  Sales to the Oil and Gas segment at Metal Spinners were down due to a difficult comparison to the prior year quarter, where we had a large number of deliveries related to offshore platform builds.  Based on our customer forecasts for energy, we expect continued improvement in the second half at Spincraft for the land based turbine business.  In addition, the order backlog in the Aerospace segment, particularly with United Launch Alliance and Boeing remains strong.

Year to date sales increased by $1.1 million, or 3.4%, compared to the prior year.  The increase is primarily due to improvements in the aerospace and energy segments at Spincraft, partially offset by lower sales at Metal Spinners.

Income from operations of $3.6 million in the second quarter was down 1.0% when compared to the second quarter of fiscal 2012.  Improved results at Spincraft were offset by lower income at Metal Spinners.  Spincraft results were bolstered by $0.7 million of income from operations resulting from a retrospective payment by a space sector customer related to incremental costs recorded in cost of sales in prior periods which were attributable to customer-supplied materials.

Year to date operating income is down 14.7% compared to the prior year primarily due to volume reductions and product mix at Metal Spinners, as offset by operating income from the retrospective payment.

Electronics Products Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
	2012	2011	Change	2012	2011	Change
Net sales	$24,894	$11,188	122.5%	$52,733	$22,878	130.5%
Income from operations	4,101	1,807	127.0%	7,189	3,933	82.8%
Operating income margin	16.5%	16.2%		13.6%	17.2%

Electronics Group sales increased $13.7 million or 122.5% in the second quarter of 2013 when compared to the prior year quarter.  This increase includes the impact of $13.2 million from the acquisition of Meder electronic and $0.5 million from our legacy Electronics business.  The growth in the legacy business was the result of a ramp-up of a number of new programs primarily within the sensor product line as well as tooling on new upcoming programs.  While the reed switch business remains soft in China and the Asia-Pacific region, our overall base business remains strong, and we continue to nurture a healthy pipeline of new products and customer programs.

Sales for the six months ended December 31, 2012 increased $29.9 million, or 130.5% when compared to the prior year first half.  This increase includes the impact of $27.2 million from the acquisition of Meder electronic.  The growth in the legacy business was again driven by new programs, partially offset by softening of reed switch sales in the China and Asia-Pacific markets.

Income from operations increased $2.3 million compared to the prior year quarter.  The Meder acquisition continues to meet expectations as the acquisition continued to be accretive to earnings.  The increase also includes an improvement in the legacy Electronics business earnings in line with the sales improvement.  The integration of the acquisition continued throughout the second quarter and encompassed all aspects of the business.  Over the next year we expect to realize further cost savings including $0.5 million in purchased materials and $1.0 to $1.5 million from facility rationalizations.  While sales synergies require a longer maturity time, results to date are in line with our initial expectations.

Income from operations for the six months ended December 31, 2012 increased $3.3 million compared to the prior year first half.  Meder was accretive to earnings inclusive of purchase accounting adjustments in the first quarter totaling $1.5 million.  The increase also includes an improvement in the legacy Electronics business earnings again in line with the sales improvement.

Hydraulics Products Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
	2012	2011	Change	2012	2011	Change
Net sales	$ 6,229	$ 6,573	-5.2%	$13,367	$13,646	-2.0%
Income from operations	963	781	23.3%	1,934	1,457	32.7%
Operating income margin	15.5%	11.9%		14.5%	10.7%

Net sales decreased by $0.3 million, or 5.2%, for the three months ended December 31, 2012 when compared with the three months ended December 31, 2011.  The downturn in the North American dump markets continued into the second quarter with many of the OEM’s reducing production by over 50%.  A portion of this downturn is due to the continued uncertainty in purchases of major capital equipment.  On the positive side, sales into the North American refuse and materials handling OEM markets continue to grow.  Several new applications are now contributing to our top line and others are being developed for future growth.  Our operation in Tianjin, China continues to expand as we have won new business for both rod and telescopic cylinders for global customers based in North America, South America Thailand, Australia, and Mexico.  Sales from the China factory during the three months ending December 31, 2012 increased by over 50% as compared to the same period in 2011.

For the six months ended December 31, 2012, net sales for the Hydraulics Group decreased $0.3 million or 2.0% when compared to the same period last year under similar circumstances to the quarter.

Income from operations during the quarter increased $0.2 million or 23.3% for the three months ended December 31, 2012 versus the same period in 2011.  This increase in quarterly income from operations can be attributed to cost containment, operational efficiencies at the facilities and the profitable sales contribution from the Tianjin, China facility.  Custom Hoists continues to take very aggressive steps to profitably increase market share on a global basis by utilizing a strategy to promote both telescopic and rod cylinder products to multiple industries.

For the six months ended December 31, 2012, income from operations increased $0.5 million, or 32.7% from the six months ended December 31, 2011.

Corporate and Other

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
	2012	2011	Change	2012	2011	Change
Income (loss) from operations:
Corporate	$(5,625)	$(5,279)	6.6%	$(11,416)	$(10,307)	10.8%
Restructuring	$ (985)	$ (701)	40.5%	$ (1,220)	$ (1,223)	-0.2%

Corporate expenses of $5.6 million in the second quarter of 2013 increased $0.3 million, or 6.6% compared to 2012.  This increase was driven entirely by an increase in pension expense during the period related to our legacy defined benefit plans.  For the first half of 2013, corporate expenses increased $1.1 million, or 10.8%, as compared to the prior year period, also driven by increased pension expense.  Approximately half of the participants in our US defined benefit pension plans are employees of operations since discontinued or divested by the Company.

During the second quarter of 2013, the Company incurred $1.0 million of restructuring expense.  Approximately $0.8 million of these costs were primarily related to ongoing headcount reductions in our European operations and the relocation of our Brazil facility during the period.  The remaining costs occurred in the Food Service Equipment Group, where we are reducing headcount in response to slowed grocery store sector sales, and in Electronics, where we are eliminating redundant positions due to the Meder acquisition.  During the second quarter of 2012, the Company incurred restructuring expenses of $0.7 million, including $0.4 million of severance expense in our European Engraving operations and $0.3 million in the Food Service Equipment Group, where we completed two facility consolidations.  During the six months ended December 31, 2012, the Company incurred $1.2 million of restructuring expense, $1.1 million of which was in the Engraving Group for ongoing headcount reductions in our European operations and the relocation of our Brazil facility.  Restructuring expenses during the six months ended December 31, 2011 consisted of $0.5 million for headcount reduction in the Engraving Group and at Corporate, and $0.8 million related to facility and production line consolidation in the Food Service Equipment Group.

Discontinued Operations

In December 2011, the Company entered into a plan to divest its Air Distribution Products (“ADP”) business unit in order to allow the Company to focus its financial assets and managerial resources on its remaining portfolio of businesses.  On March 30, 2012, the Company completed the sale of the ADP business.  As a result of these actions, the Company is reporting ADP as a discontinued operation for all periods presented in accordance with ASC 205-20.  Results of the ADP business in current and prior periods have been classified as discontinued in the Condensed Consolidated Financial Statements to exclude the results from continuing operations.  Activity related to ADP and other discontinued operations for the three and six months ended December 31, 2012 and 2011 is as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net sales	$-	$14,842	$-	$30,229
Pre-tax earnings	(98)	(22,302)	(243)	(22,099)
(Provision) benefit for taxes	33	8,109	83	8,045
Net loss from discontinued operations	$(65)	$(14,193)	$(160)	$(14,054)

Liquidity and Capital Resources

Cash generated from continuing operations for the six months ended December 31, 2012, was $24.7 million compared to $9.0 million for the same period last year.  The primary contributor to positive cash flow in the period is a reduction in cash out for working capital, where cash inflows from accounts payable increased by $15.6 million compared to the prior year period.  Cash flow from investing activities consisted primarily of the Meder acquisition, where we spent $39.6 million, net of cash acquired.  Cash capital expenditures for the period were $9.7 million.  We had net borrowings of $11.3 million, paid dividends of $1.9 million and purchased $8.0 million of stock, consisting exclusively of management and employee stock repurchases.

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

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Agreement”), to interest expense for the trailing twelve months of at least 3:1.  Adjusted EBIT per the Credit Agreement specifically excludes extraordinary and certain other defined items such as non-cash restructuring and acquisition-related charges up to $2.0 million, and goodwill impairment.  At December 31, 2012, the Company’s Interest Coverage Ratio was 26.9:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the credit agreement, calculated as Adjusted EBIT per the Credit Agreement plus Depreciation and Amortization, may not exceed 3.5:1.  At December 31, 2012, the Company’s Leverage Ratio was 0.85:1.

As of December 31, 2012, we had borrowings under the new facility of $62.0 million.  As of December 31, 2012, the effective rate of interest for outstanding borrowings under the new facility was 3.19%.  We also utilize an uncommitted money market credit facility to help manage daily working capital needs.  No amounts were outstanding under this facility at December 31, 2012 and June 30, 2012, respectively.

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect to spend approximately $9-10 million on capital expenditures during the remainder of 2013, and expect that depreciation and amortization expense for the remainder of the year will be approximately $7.8 million and $1.4 million, respectively.

In order to manage our interest rate exposure, we are party to $50.0 million of floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 2.29%.

The following table sets forth our capitalization at December 31, 2012 and June 30, 2012:

	December 31,	June 30,
	2012	2012
Long-term debt	62,073	50,000
Less cash and cash equivalents	(33,126)	(54,749)
Net debt	28,947	(4,749)
Stockholders' equity	265,827	242,907
Total capitalization	$ 294,774	$ 238,158

We sponsor a number of defined benefit and defined contribution retirement plans.  The Company’s pension plan for U.S. salaried employees was frozen as of January 2008.  We have evaluated the current and long-term cash requirements of these plans.  Our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. pension plan assets was $207.2 million at December 31, 2012, as compared to $198.7 million at the most recent measurement date, which occurred as of June 30, 2012.  The next measurement date to determine plan assets and benefit obligations will be on June 30, 2013.  During 2012, we made a voluntary contribution of $6.0 million to the plan.  In June 2012, the Moving Ahead for Progress in the 21st Century (“MAP 21”) bill was signed into law.  Based on changes in pension funding provisions under MAP 21, we made an additional $3.25 million contribution in July 2012 due to its favorable treatment under the bill and retroactive treatment under the Pension Protection Act (“PPA”).  As a result of this additional contribution in conjunction with the voluntary contribution made in 2012, the plan is 100% funded under PPA rules, and we do not expect to make mandatory contributions to the plan until 2016.  We do not expect contributions to our other defined benefit plans to be material in 2013.  Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for certain retired executives.  Current executives and new hires are not eligible for this program.  At December 31, 2012, the underlying policies have a cash surrender value of $19.5 million, less policy loans of $11.1 million.  As we have the legal right of offset, these amounts are reported net on our balance sheet.  The aggregate present value of future obligations was $0 and $0.2 million at December 31, 2012 and June 30, 2012, respectively.

In March 2012, the Company sold substantially all of the assets of the ADP business.  In connection with the divestiture, the Company remained the lessee of ADP’s Philadelphia, PA facility and administrative offices, with the purchaser subleasing a fractional portion of the building at current market rates.  Additionally, the Company remained an obligor on an additional facility lease that was assumed in full by the buyer.  In connection with the transaction, the Company recognized a lease impairment charge of $2.3 million for the remaining Philadelphia rental expense.  The Company’s aggregate obligation with respect to the leases is $3.7 million, of which $2.0 million was recorded as a liability at December 31, 2012.  With the exception of the impaired portion of the Philadelphia lease, the Company does not expect to make any payments with respect to these obligations.  The buyer’s obligations under the respective sublease and assumed lease are secured by a cross-default provision in the purchaser’s promissory note for a portion of the purchase price which is secured by mortgages on the ADP real estate sold in the transaction.

In connection with the sale of the Berean Christian Bookstores completed in August 2006, we assigned all but one lease to the buyers.  During June 2009, the Berean business filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  The Berean assets were subsequently resold under section 363 of the Code.  The new owners of the Berean business have negotiated lower lease rates and extended lease terms at certain of the leased locations.  We remain an obligor on these leases, but at the renegotiated rates and to the original term of the leases.  The aggregate amount of our obligations in the event of default is $1.1 million at December 31, 2012, of which all but $0.1 million is not recorded on our balance sheet as a liability based on management’s assessment of the likelihood of loss.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At December 31, 2012, the aggregate fair value of the Company’s open foreign exchange contracts was $1.7 million.

Our primary translation risk is with the Euro, British Pound Sterling, Canadian Dollar, Mexican Peso, Australian Dollar and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any of these foreign currencies to the U.S. Dollar at December 31, 2012, would not result in a material change in our operations, financial position, or cash flows.  We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we use interest rate swap agreements to modify our exposure to interest rate movements.  The Company’s currently effective swap agreements convert our base borrowing rate on $50.0 million of debt due under our revolving Credit Agreement from a variable rate equal to LIBOR to a weighted average rate of 2.29% at December 31, 2012.  Due to the impact of the swaps, an increase in interest rates would not have materially impacted our interest expense for the three and six months ended December 31, 2012.

The Company’s effective rate on variable-rate borrowings, including the impact of interest rate swaps, under the revolving credit agreement decreased from 3.67% at June 30, 2012 to 3.19% at December 31, 2012.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently low.  As of December 31, 2012, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.

CONTROLS AND PROCEDURES

At the end of the period covered by this Report, and subject to the exception from this evaluation set forth in the next paragraph, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition.  As discussed in Note 2 to the unaudited condensed consolidated financial statements contained in this Report, the Company acquired all of the outstanding stock of Meder electronic AG (“Meder”) on July 10, 2012.  Meder represented approximately 8.0% of the Company's consolidated revenue for the three months ended December 31, 2012 and approximately 9.6% of the Company's consolidated assets at December 31, 2012.  Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2012 excludes any evaluation of the internal control over financial reporting of Meder.

There was no change in the Company's internal control over financial reporting during the quarterly period ended December 31, 2012 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 2008, a redhibition action was filed in Lafayette, Louisiana by Ultra Pure Water Technologies, Inc. (“Ultra Pure”) against Master-Bilt Products, an unincorporated division of Standex.  Redhibition is a civil action in which a buyer may seek damages against a seller for goods sold with allegedly hidden defects.  The suit alleges defects in Master-Bilt ice merchandisers which were sold to Master-Bilt’s customer, who then sold them to Ultra Pure.  The damages sought by Ultra Pure arise out of the alleged lost profits purportedly sustained when the Master-Bilt merchandisers were made part of a self-contained ice making system designed by Ultra Pure, called the “ICEX Ice Island.”  Ultra Pure alleges that the ICEX units did not operate as anticipated at customer locations.  Standex has been aggressively defending the action, and the case was dismissed in September 2011 based on Master-Bilt’s motion for summary judgment.  However, in May 2012, the Louisiana Third Circuit Court of Appeal reversed the dismissal, finding that various fact questions should be addressed by the trial court.  This reversal was appealed by Master-Bilt in July 2012 to the Louisiana Supreme Court.  In the second quarter of 2013, the Louisiana Supreme Court declined to hear the matter, and the litigation was remanded to the jurisdiction of the trial court, which scheduled a trial in the matter during the third quarter of 2013.  The Company believes it has meritorious defenses to the allegations, however, given the unpredictability and uncertainty inherent in any jury trial, the result of the trial is not assured.  If an unfavorable outcome were to occur, there is a possibility that the Company’s financial position and results of operations and cash flows could be negatively affected, although the Company is not yet able to estimate a range of possible loss.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended December 31, 2012
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - October 31, 2012	12,755	$ 44.91	12,755	171,202

November 1 - November 30, 2012	4,578	45.91	4,578	166,624

December 1 - December 31, 2012	38,000	48.66	38,000	128,624

Total	55,333	$ 47.57	55,333	128,624

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

STANDEX INTERNATIONAL CORPORATION

Date:	February 1, 2013	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/CFO/Treasurer
(Principal Financial & Accounting Officer)

Date:	February 1, 2013	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer

12