Form 10-Q
period 2013-03-31
STANDEX INTERNATIONAL CORP/DE/
filed 2013-05-06
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013	Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	31-0596149
(State of incorporation)	(IRS Employer Identification No.)

11 KEEWAYDIN DRIVE, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Registrant's Common Stock outstanding on April 29, 2013 was 12,700,620

INDEX

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Unaudited Condensed Consolidated Balance Sheets as of

March 31, 2013 and June 30, 2012

2

Unaudited Condensed Consolidated Statements of Operations for the

Three and Nine Months Ended March 31, 2013 and 2012

3

Unaudited Condensed Consolidated Statements of Comprehensive Income for the

Three and Nine Months Ended March 31, 2013 and 2012

4

Unaudited Condensed Consolidated Statements of Cash Flows for the

Nine Months Ended March 31, 2013 and 2012

5

Notes to Unaudited Condensed Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

18

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

29

Item 4.

Controls and Procedures

30

PART II.

OTHER INFORMATION:

Item 1.

Legal Proceedings

31

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

32

Item 6.

Exhibits

32

PART I. FINANCIAL INFORMATION
ITEM 1

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Balance Sheets

(In thousands)	March 31, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$30,209	$54,749
Accounts receivable, net	99,806	99,432
Inventories, net	94,652	73,076
Prepaid expenses and other current assets	8,354	6,255
Income taxes receivable	4,760	3,568
Deferred tax asset	12,905	12,190
Total current assets	250,686	249,270
Property, plant, and equipment, net	96,825	82,563
Goodwill	112,435	100,633
Intangible assets, net	26,320	19,818
Deferred tax asset	3,351	6,618
Other non-current assets	18,916	20,909
Total non-current assets	257,847	230,541
Total assets	$508,533	$479,811

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$326	$-
Accounts payable	56,139	62,113
Accrued expenses	42,466	51,124
Income taxes payable	1,573	3,548
Total current liabilities	100,504	116,785
Long-term debt	70,570	50,000
Accrued pension and other non-current liabilities	64,416	70,119
Total non-current liabilities	134,986	120,119
Stockholders' equity:
Common stock, par value $1.50 per share - 60,000,000
shares authorized, 27,984,278 issued, 12,552,510 and
12,523,866 outstanding at March 31, 2013 and June 30, 2012	41,976	41,976
Additional paid-in capital	36,474	34,928
Retained earnings	534,562	505,163
Accumulated other comprehensive loss	(71,234)	(75,125)
Treasury shares (15,431,768 shares at March 31, 2013
and 15,460,412 shares at June 30, 2012)	(268,735)	(264,035)
Total stockholders' equity	273,043	242,907
Total liabilities and stockholders' equity	$508,533	$479,811

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2013	2012	2013	2012
Net sales	$165,970	$150,666	$517,985	$464,840
Cost of sales	113,419	102,499	349,899	313,657
Gross profit	52,551	48,167	168,086	151,183
Selling, general, and administrative expenses	39,754	37,149	120,175	108,452
Gain on sale of real estate	-	(4,776)	-	(4,776)
Restructuring costs	1,075	229	2,295	1,452
Total operating expenses	40,829	32,602	122,470	105,128
Income from operations	11,722	15,565	45,616	46,055
Interest expense	(643)	(646)	(1,869)	(1,546)
Other non-operating income (expense)	(209)	7	(79)	292
Income from continuing operations before income taxes	10,870	14,926	43,668	44,801
Provision for income taxes	1,199	3,401	11,046	11,380
Income from continuing operations	9,671	11,525	32,622	33,421
Loss from discontinued operations, net of income taxes	(110)	(2,405)	(270)	(16,459)
Net income	$9,561	$9,120	$32,352	$16,962
Basic earnings (loss) per share:
Continuing operations	$0.77	$0.92	$2.60	$2.67
Discontinued operations	(0.01)	(0.19)	(0.02)	(1.31)
Total	$0.76	$0.73	$2.58	$1.36
Diluted earnings (loss) per share:
Continuing operations	$0.76	$0.90	$2.55	$2.62
Discontinued operations	(0.01)	(0.19)	(0.02)	(1.29)
Total	$0.75	$0.71	$2.53	$1.33

Cash dividends per share	$0.08	$0.07	$0.23	$0.20

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Comprehensive Income

Three Months Ended	Nine Months Ended
March 31,	March 31,
(In thousands)	2013	2012	2013	2012
Net income (loss):	$9,561	$9,120	$32,352	$16,962
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,717)	2,969	(491)	(3,954)
Defined benefit pension plans, net of tax:
Actuarial gains (losses) and other changes in unrecognized costs	500	(139)	209	(28)
Amortization of unrecognized costs	1,061	878	3,855	2,102
Derivative instruments, net of tax:
Change in unrealized gains and losses	(41)	(56)	(171)	(1,027)
Amortization of unrealized gains (losses) into interest expense	163	84	489	355
Other comprehensive income (loss):	$(2,034)	$3,736	$3,891	$(2,552)
Comprehensive income (loss)	$7,527	$12,856	$36,243	$14,410

See notes to unaudited condensed consolidated financial statements
STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

Nine Months Ended
March 31,
(In thousands)	2013	2012
Cash flows from operating activities
Net income	$32,352	$16,962
(Income) loss from discontinued operations	270	16,459
Income from continuing operations	32,622	33,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,626	10,146
Stock-based compensation	2,808	2,818
Gain from sale of real estate	-	(4,776)
Contributions to defined benefit plans	(4,161)	(957)
Net changes in operating assets and liabilities	(23,455)	(17,523)
Net cash provided by operating activities - continuing operations	19,440	23,129
Net cash (used in) operating activities - discontinued operations	(3,006)	(2,510)
Net cash provided by operating activities	16,434	20,619
Cash flows from investing activities

Expenditures for property, plant, and equipment	(12,389)	(8,213)
Expenditures for acquisitions, net of cash acquired	(39,613)	-
Proceeds from sales of real estate and equipment	24	5,163
Other investing activity	(435)	(238)
Net cash (used in) investing activities - continuing operations	(52,413)	(3,288)
Net cash provided by investing activities - discontinued operations	-	14,710
Net cash provided by (used in) investing activities	(52,413)	11,422
Cash flows from financing activities
Borrowings on revolving credit facility	100,500	195,500
Payments of long-term debt	(80,723)	(192,000)
Short-term borrowings, net	326	(1,800)
Other financing activity	-	(8,969)
Activity under share-based payment plans	206	247
Excess tax benefit from share-based payment activity	1,990	665
Purchases of treasury stock	(8,274)	(4,429)
Cash dividends paid	(2,887)	(2,506)
Net cash provided by (used in) financing activities - continuing operations	11,138	(13,292)
Net cash (used in) financing activities - discontinued operations	-	-
Net cash provided by (used in) financing activities	11,138	(13,292)
Effect of exchange rate changes on cash and cash equivalents	301	(991)
Net change in cash and cash equivalents	(24,540)	17,758
Cash and cash equivalents at beginning of year	54,749	14,407
Cash and cash equivalents at end of period	$30,209	$32,165

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and nine months ended March 31, 2013 and 2012, the cash flows for the nine months ended March 31, 2013 and 2012, and the financial position of the Company at March 31, 2013.  The interim results are not necessarily indicative of results for a full year.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2012.  The condensed consolidated balance sheet at June 30, 2012 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2012.  Unless otherwise noted, references to years are to the Company’s fiscal years.

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of AOCI.  This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI.  The new guidance will be effective for the Company beginning July 1, 2013.  Other than requiring additional disclosures, the Company does not anticipate material impacts on its consolidated financial statements upon adoption.

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity.  This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.  The new guidance will be effective for the Company beginning July 1, 2014.  The Company does not anticipate material impacts on its consolidated financial statements upon adoption.

2)

Acquisition

In July 2012, the Company acquired Meder electronic (“Meder”), a German manufacturer of magnetic reed switch, reed relay, and reed sensor products.  Meder, whose products and geographic markets are complementary to Standex Electronics, is reported under the Electronics Products Group.  This investment substantially broadens the global footprint, product line offerings, and end-user markets of the Electronics segment.

The Company paid $43.2 million in cash for 100% of the equity of Meder.  Acquired intangible assets of $8.2 million consist of $3.4 million of trademarks, which are indefinite-lived, and $4.8 million of customer relationships, which are expected to be amortized over a period of 10 years.  Acquired goodwill of $12.1 million is not deductible for income tax purposes due to the nature of the transaction.  The Company finalized the purchase price allocation during the quarter ended December 31, 2012.

The components of the fair value of the Meder acquisition, including the initial allocation of the purchase price and subsequent measurement period adjustments, are as follows (in thousands):

	Preliminary Allocation	Adjustments	Final Allocation
Fair value of business combination:
Cash payments	$42,103	$1,078	$43,181
Less: cash acquired	(3,568)	-	(3,568)
Total	$38,535	$1,078	$39,613
Identifiable assets acquired and liabilities assumed
Accounts receivable	$7,628	$-	$7,628
Inventory	11,544	-	11,544
Property, plant, and equipment	10,651	409	11,060
Other current assets	1,074	-	1,074
Identifiable intangible assets	8,200	-	8,200
Goodwill	11,131	932	12,063

Other non-current assets	222	-	222
Accounts payable	(3,812)	-	(3,812)
Deferred taxes	(3,233)	(303)	(3,536)
Other liabilities	(4,870)	40	(4,830)
Total	$38,535	$1,078	$39,613

3)

Discontinued Operations

In December 2011, the Company entered into a plan to divest its Air Distribution Products (“ADP”) business unit in order to allow the Company to focus its financial assets and managerial resources on its remaining portfolio of businesses.  On March 30, 2012, the Company completed the sale of the ADP business.  As a result of these actions, the Company is reporting ADP as a discontinued operation for all periods presented in accordance with ASC 205-20.  Results of the ADP business in current and prior periods have been classified as discontinued in the Condensed Consolidated Financial Statements to exclude the results from continuing operations.  Activity related to ADP and other discontinued operations for the three and nine months ended March 31, 2013 and 2012 is as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net sales	$-	$13,307	$-	$43,536
Pre-tax earnings	(148)	(3,689)	(391)	(25,789)
(Provision) benefit for taxes	38	1,284	121	9,330
Net loss from discontinued operations	$(110)	$(2,405)	$(270)	$(16,459)

Assets and liabilities related to discontinued operations to be retained by the Company recorded in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	March 31, 2013	June 30, 2012
Current assets	$524	$849
Other non-current assets	3,000	3,000
Accrued expenses	1,131	3,712
Accrued pension and other non-current liabilities	3,318	3,667

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

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

Items presented at fair value at March 31, 2013 and June 30, 2012 were (in thousands):

	March 31, 2013
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,371	$2,371	$-	$-
Foreign exchange contracts	130	-	130	-

Liabilities
Interest rate swaps	$2,200	$-	$2,200	$-
Foreign exchange contracts	1,153	-	1,153	-

	June 30, 2012
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - KEYSOP Assets	$1,847	$1,847	$-	$-
Marketable securities - deferred compensation plan	1,697	1,697	-	-
Foreign exchange contracts	96	-	96	-

Liabilities
Foreign exchange contracts	$231	$-	$231	$-
Interest rate swaps	2,734	-	2,734	-

During the three and nine months ended March 31, 2013, there were no transfers of assets or liabilities between hierarchical levels.  The Company’s policy is to recognize transfers between levels as of the date they occur.

5)

Inventories

Inventories are comprised of the following (in thousands):

	March 31, 2013	June 30, 2012
Raw materials	$42,528	$33,208
Work in process	24,717	21,833
Finished goods	27,407	18,035
Total	$94,652	$73,076

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and were $4.9 million and $15.9 million for the three and nine months ended March 31, 2013, and $4.8 million and $14.7 million for the three and nine months ended March 31, 2012, respectively.

6)

Goodwill

Changes to goodwill during the nine months ended March 31, 2013 were as follows (in thousands):

	June 30, 2012 (Gross)	Acquis-ition	Translation Adjustment	March 31, 2013 (gross)	Accumulated Impairment	March 31, 2013 (net)
Food Service Equipment Group	$63,732	$-	$(4)	$63,728	$(17,939)	$45,789
Engraving Group	20,618	-	(6)	20,612	-	20,612
Engineering Technologies Group	11,206	-	(351)	10,855	-	10,855
Electronics Products Group	19,957	12,063	100	32,120	-	32,120
Hydraulics Products Group	3,059	-	-	3,059	-	3,059
Total	$118,572	$12,063	$(261)	$130,374	$(17,939)	$112,435

7)

Intangible Assets

Intangible assets consist of the following (in thousands):

	Customer Relationships	Trademarks	Other	Total
March 31, 2013
Cost	$31,758	$12,847	$4,170	$48,775
Accumulated amortization	(18,893)	-	(3,562)	(22,455)
Balance, March 31, 2013	$12,865	$12,847	$608	$26,320

June 30, 2012
Cost	$27,062	$9,406	$3,846	$40,314
Accumulated amortization	(17,003)	-	(3,493)	(20,496)
Balance, June 30, 2012	$10,059	$9,406	$353	$19,818

Amortization expense for the three and nine months ended March 31, 2013 was $0.6 million and $2.0 million, respectively.  Amortization expense for the three and nine months ended March 31, 2012 was $0.4 million and $1.5 million, respectively.  At March 31, 2013, amortization expense is estimated to be $0.7 million in the remainder of 2013, $2.5 million in 2014, $2.2 million in 2015, $1.8 million in 2016, $1.4 million in 2017, and $4.7 million thereafter.

8)

Debt

As of March 31, 2013, the Company’s debt is due as follows (in thousands):

Fiscal Year
2013	$326
2014	15
2015	14
2016	14
2017	70,514
Thereafter	13
$70,896

Bank Credit Agreements

The Company has in place a $225 million unsecured Revolving Credit Facility which expires in January 2017 and includes a letter of credit sub-facility with a limit of $30 million and a $100 million accordion feature.  As of March 31, 2013, the Company had the ability to borrow $144.5 million under this facility.  The Company also utilizes a $5 million uncommitted money market credit facility to help manage daily working capital needs.  The Company had $0.3 million and $0.0 million outstanding under this facility at March 31, 2013 and June 30, 2012.

At March 31, 2013, the carrying value of the current borrowings under the facility approximated cost.

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

The Company’s effective swap agreements convert the base borrowing rate on $50.0 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 2.29% at March 31, 2013.  The fair value of the swaps recognized in accrued expenses and in other comprehensive income (loss) is as follows (in thousands):

				Fair Value (in thousands)
Effective Date	Notional Amount	Fixed Rate	Maturity	March 31, 2013	June 30, 2012
June 1, 2010	$5,000,000	2.495%	May 24, 2015	$(237)	$(300)
June 1, 2010	5,000,000	2.495%	May 24, 2015	(237)	(300)
June 8, 2010	10,000,000	2.395%	May 26, 2015	(452)	(566)
June 9, 2010	5,000,000	2.340%	May 26, 2015	(220)	(275)

June 18, 2010	5,000,000	2.380%	May 24, 2015	(225)	(283)
September 21, 2011	5,000,000	1.280%	September 21, 2013	(27)	(61)
September 21, 2011	5,000,000	1.595%	September 22, 2014	(100)	(136)
March 15, 2012	10,000,000	2.745%	March 15, 2016	(701)	(813)
				$(2,199)	$(2,734)

The Company reported no losses for the three and nine months ended March 31, 2013, as a result of hedge ineffectiveness.  Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive loss related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign sales, foreign purchases of materials, and loan payments to and from subsidiaries.  The Company enters into such contracts for hedging purposes only.  For hedges of intercompany loan payments, the Company has not elected hedge accounting due to the general short-term nature and predictability of the transactions, and records derivative gains and losses directly to the statement of operations.  At March 31, 2013 and June 30, 2012, the Company had outstanding forward contracts related to hedges of intercompany loans with net losses of $1.0 million and $0.1 million, respectively, which approximate the net foreign exchange gains on the related loans.  The notional amounts of the Company’s forward contracts, by currency, are as follows:

	Notional Amount
	(in local currency)
Currency	March 31, 2013	June 30, 2012
Mexican Peso	9,012,000	3,750,000
Euro	915,000	2,350,000
British Pound Sterling	2,775,200	933,473
Canadian Dollar	5,346,125	1,250,000
Singapore Dollar	4,401,400	1,500,000
US Dollar	50,337,098	-

10)

Retirement Benefits

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three and nine months ended March 31, 2013 and 2012 consisted of the following components:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In thousands)	2013	2012	2013	2012
Service cost	$176	$111	$11	$9
Interest cost	2,735	2,994	416	436
Expected return on plan assets	(3,698)	(3,833)	(333)	(379)
Recognized net actuarial loss	1,894	1,203	224	132
Amortization of prior service cost	26	28	(15)	(14)
Net periodic benefit cost	$1,133	$503	$303	$184

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2013	2012	2013	2012
Service cost	$527	$335	$31	$26
Interest cost	8,206	8,981	1,258	1,325
Expected return on plan assets	(11,093)	(11,500)	(1,012)	(1,148)
Recognized net actuarial loss	5,683	3,611	681	396
Amortization of prior service cost	76	84	(43)	(45)
Net periodic benefit cost	$3,399	$1,511	$915	$554

The Company expects to pay $4.7 million in contributions to the plans during 2013.  Contributions of $0.3 million and $4.2 million were made during the three and nine months ended March 31, 2013, respectively.  This amount includes a $3.25 million voluntary contribution made in July 2012 in order to take advantage of new legislation that allowed our U.S. plan to be 100% funded retroactively under Pension Protection Act rules at June 30, 2012.

Effective January 1, 2013, the Company terminated its life insurance benefit provided to certain current and future retirees, resulting in a curtailment and settlement of the plan’s obligations.  The Company recorded a $2.3 million benefit of the settlement and curtailment as a component of selling general and administrative expenses during the third quarter of 2013.

11)

Income Taxes

The Company's effective tax rate for the three months ended March 31, 2013 was 11.0% compared with 22.8% for same period last year.  The lower effective tax rate during the quarter is primarily due to the benefit of the retroactive extension of the R&D credit recorded during the third quarter and the benefit from the reversal of a deferred tax liability that was determined to be no longer required.  The Company's effective tax rate for the nine months ended March 31, 2013 was 25.3% compared with 25.4% for same period last year.  The lower effective tax rate during the current year includes the benefit of the retroactive extension of the R&D credit recorded during the third quarter and the benefit from the reversal of a deferred tax liability that was determined to be no longer required.  The low effective tax rate during the prior year includes the impact of a decrease in the statutory tax rate in the United Kingdom on deferred tax liabilities recorded in prior periods due to a change in U.K. tax law enacted in the second quarter of 2012 and the impact of the reversal of income tax contingency reserves during the third quarter of 2012.

 12)

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Basic - Average shares outstanding	12,554	12,527	12,564	12,514
Effect of dilutive securities:
Unvested stock awards	215	231	224	243
Diluted - Average shares

outstanding	12,769	12,758	12,788	12,757

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share.  No options to purchase common stock were excluded from the calculation of diluted earnings per share as anti-dilutive for the three and nine months ended March 31, 2013 and 2012, respectively.

Performance stock units of 33,111 and 52,047 are excluded from the diluted earnings per share calculation for the three and nine months ended March 31, 2013 and 2012, respectively as the performance criteria have not been met.

13)

Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive loss are as follows (in thousands):

	March 31, 2013	June 30, 2012
Foreign currency translation adjustment	$7,279	$7,770
Unrealized pension losses, net of tax	(77,133)	(81,197)
Unrealized losses on derivative instruments, net of tax	(1,380)	(1,698)
Total	$(71,234)	$(75,125)

14)

Contingencies

In March, 2013, the Company entered into a settlement agreement to terminate the redhibition action that had been pending in Lafayette, Louisiana since August, 2008.  The plaintiff, Ultra Pure Water Technologies, Inc. (“Ultra Pure”) had filed a suit against the Company seeking lost profit damages for alleged defects in Master-Bilt ice merchandisers that were sold to Master-Bilt’s customer, which then sold them to Ultra Pure.  A settlement was reached during trial.  The terms of the settlement provide that all claims against the Company are dismissed with prejudice, in exchange for a payment of $6.0 million, of which the Company contributed $2.6 million, net of $3.4 million paid directly by insurers in the matter.  The Company has recorded the $2.6 million payment during the third quarter as a component of selling, general, and administrative expenses.  No fault or liability on the part of the Company is admitted under the terms of the settlement.  The court has approved the terms of the settlement.

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

Net sales and income (loss) from continuing operations by segment for the three and nine months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended March 31,
	Net Sales		Income from Operations
	2013	2012	2013	2012
Segment:
Food Service Equipment Group	$86,606	$87,906	$5,287	$6,418
Engraving Group	23,820	24,028	3,365	4,712
Engineering Technologies Group	19,584	18,765	3,411	3,083
Electronics Products Group	27,785	11,973	4,780	2,226
Hydraulics Products Group	8,175	7,994	1,437	1,544
Restructuring costs			(1,075)	(229)
Gain on sale of real estate			-	4,776
Corporate			(5,483)	(6,965)
Sub-total	$165,970	$150,666	$11,722	$15,565
Interest expense			(643)	(646)
Other non-operating income (expense)			(209)	7
Income from continuing operations before income taxes			$10,870	$14,926

	Nine Months Ended March 31,
	Net Sales		Income from Operations
	2013	2012	2013	2012
Segment:
Food Service Equipment Group	$291,745	$288,064	$28,329	$28,502
Engraving Group	70,839	68,849	12,393	13,000
Engineering Technologies Group	53,341	51,415	8,748	9,341
Electronics Products Group	80,518	34,851	11,969	6,159
Hydraulics Products Group	21,542	21,661	3,371	3,001
Restructuring costs			(2,295)	(1,452)
Gain on sale of real estate			-	4,776
Corporate			(16,899)	(17,272)
Sub-total	$517,985	$464,840	$45,616	$46,055
Interest expense			(1,869)	(1,546)
Other non-operating income (expense)			(79)	292
Income from continuing operations before income taxes			$43,668	$4,801

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

16) Restructuring

The Company has undertaken cost reduction and facility consolidation initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2013			March 31, 2013

	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
2013 Restructuring Initiatives	$404	$671	$1,075	$1,004	$1,291	$2,295

	Three Months Ended			Nine Months Ended
	March 31, 2012			March 31, 2012

	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Prior year initiatives	$218	$11	$229	$805	$647	$1,452

2013 Restructuring Initiatives

During the first half of 2013, the Company began a new headcount reduction program in its European Engraving Group operations as part of the realignment of the Group’s global footprint.  The Company expects to incur $0.5 million related to this activity, of which $0.4 million was incurred during the nine months ended March 31, 2013.  During the third quarter, the Company completed the move and start up of the Sao Paolo, Brazil, Engraving Group facility to a location more suited to the Group’s operational needs.  Restructuring expenses for the nine months ended March 31, 2013 related to this activity were $1.5 million.  Also during the quarter, the Company incurred $0.1 million of restructuring costs in China, as redundant positions due to the Meder acquisition are being eliminated.  The Company expects to incur an additional $0.3 million related to ongoing Electronics consolidation activity during the fourth quarter.  Activity in the reserves related to 2013 restructuring initiatives is as follows (in thousands):

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2012	$-	$-	$-
Additions and adjustments	1,004	1,291	2,295
Payments	(876)	(1,285)	(2,161)
Restructuring liabilities at March 31, 2013	$128	$6	$134

Prior Year Initiatives

During the first quarter of 2013, the Company substantially completed the European Engraving Group headcount reduction begun in 2012.  Activity in the reserves related to prior year restructuring initiatives is as follows (in thousands):

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2012	$41	$-	$41
Additions and adjustments	-	-	-
Payments	(41)	-	(41)
Restructuring liabilities at March 31, 2013	$-	$-	$-

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2013			March 31, 2013

	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment Group	$52	$2	$54	$180	$24	$204
Engineering Technologies Group	44	-	44	44	-	44
Engraving Group	181	649	830	653	1,235	1,888
Electronics Products Group	127	20	147	127	32	159
	$404	$671	$1,075	$1,004	$1,291	$2,295

	Three Months Ended			Nine Months Ended
	March 31, 2012			March 31, 2012

	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment Group	$90	$11	$101	$220	$647	$867
Engraving Group	128	-	128	559	-	559
Corporate	-	-	-	26	-	26
	$218	$11	$229	$805	$647	$1,452

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Quarterly Report on Form 10-Q that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” "may," “will,” “expect," "believe," "estimate," "anticipate," ”intends,” "continue," or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company’s business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired.  These factors include, but are not limited to material adverse or unforeseen legal judgments, fines, penalties or settlements, conditions in the financial and banking markets, including fluctuations in exchange rates and the inability to repatriate foreign cash, general and international recessionary economic conditions, including the impact, length and degree of the current slow growth conditions on the customers and markets we serve and more specifically conditions in the food service equipment, automotive, construction, aerospace, energy, transportation and general industrial markets, lower-cost competition, the relative mix of products which impact margins and operating efficiencies, both domestic and foreign, in certain of our businesses, the impact of higher raw material and component costs, particularly steel, petroleum based products and refrigeration components,  an inability to realize the expected cost savings from restructuring activities, effective completion of plant consolidations, cost reduction efforts, restructuring including procurement savings and productivity enhancements, capital management improvements, strategic capital expenditures, and  the implementation of lean enterprise manufacturing techniques, the inability to achieve the savings expected from the sourcing of raw materials from and diversification efforts in emerging markets, the inability to attain expected benefits from strategic alliances or acquisitions  and the inability to achieve synergies contemplated by the Company.  Other factors that could impact the Company include changes to future pension funding requirements.  In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

Overview

We are a leading manufacturer of a variety of products and services for diverse commercial and industrial market segments.  We have five reportable segments:  Food Service Equipment Group, Engraving Group, Engineering Technologies Group, Electronics Products Group, and the Hydraulics Products Group.  Our business objective is to provide value-added, technology-driven solutions to our customers.  Our strategic objective, which we refer to as “Focused Diversity,” is to identify those businesses which are best able to meet our objectives, and to invest in them by taking advantage of both organic growth and acquisition opportunities.

Over the past year, we have taken two major steps in the implementation of our strategy.  The first was the divestiture at the end of the third quarter of fiscal 2012 of our Air Distribution Products (ADP) business segment.  We determined that the low-margin, commodity orientation of that segment’s products no longer suited our ongoing business objectives.  The second major step was the acquisition in the first quarter of fiscal 2013 of Meder electronic.  The acquisition, which more than doubled the size of our Electronics Products Group, allowed us to complement our existing electronics business with significantly broadened product line offerings and end-user markets, and enhanced our global footprint for sales coverage and manufacturing support.  These two steps have been significant factors in the improvement that we have seen in our financial results over the past year.

In addition to the continued implementation of our business strategy, we have successfully taken substantial measures over a period of more than four years to reduce our cost structure.  We have achieved this through company-wide and targeted headcount reductions, low cost manufacturing and value-added engineering initiatives, plant consolidations, procurement savings, and improved productivity in all aspects of our operations.  These measures have been principal factors in allowing the Company to significantly improve margins and profitability, even though sales have only recently returned to the levels existing before the onset of the 2008 macroeconomic recession.  In addition to the focus on improving our cost structure, we have improved the Company’s liquidity through better working capital management, the sale of excess land and buildings, and the disposal of ADP.  This additional liquidity has enabled us to expand through acquisitions as evidenced by the completion of four strategic acquisitions in fiscal 2011 and the acquisition of Meder in 2013.  We ended 2012 in a net cash position, and our net debt to capital ratio at March 31, 2013 was 13%, even after spending nearly $40 million to acquire Meder in the first quarter of this fiscal year.

Our business strategy emphasizes organic growth initiatives in addition to the completion of strategic acquisitions.  The development and execution of top line initiatives that provide opportunities for market share gains is a top priority for each of our businesses.  Our business units are actively engaged in initiating new product introductions, expansion of product offerings through private labeling and sourcing agreements, geographic expansion of sales coverage, the development of new sales channels, leveraging strategic customer relationships, development of energy efficient products, new applications for existing products and technology, and next generation products and services for our end-user markets.

As we entered 2013, we expected to face headwinds, including a soft European economy, negative year over year foreign exchange comparisons, and increased expense associated with our legacy defined benefit pension plan in the U.S.  The impact of the latter two items during the first nine months of 2013 was a $2.5 million decrease in sales due to foreign exchange and a $1.9 million reduction to income from operations as a result of the pension expense.  In addition, we recorded a charge of $2.8 million during the third quarter relating to the settlement of litigation brought against the Company.  This charge was substantially offset by the realization of a $2.3 million gain resulting from the discontinuance of a retiree life insurance benefit.  During the third quarter, we saw some adverse effects from renewed uncertainty in the global economy, as overall organic sales growth slowed during the quarter from the rate experienced earlier in the year.  In addition, sales in the third quarter of this year were negatively impacted due to the fact that there were two fewer selling days in this year’s third quarter due to leap year in the prior year and the timing of Easter in the current year.

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

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollar amounts in thousands)	2013	2012	2013	2012
Net sales	$ 165,970	$150,666	$ 517,985	$464,840
Gross profit margin	31.7%	32.0%	32.4%	32.5%
Income from operations	11,722	15,565	45,616	46,055
Backlog as of March 31	120,007	118,750	120,007	118,750

Net Sales
	Three Months Ended	Nine Months Ended
(In thousands)	March 31, 2013	March 31, 2013
Net sales, prior period	$ 150,666	$ 464,840
Components of change in sales:
Effect of exchange rates	(219)	(2,486)
Effect of acquisitions	13,971	41,158
Organic sales change	1,552	14,473
Net sales, current period	$ 165,970	$ 517,985

Net sales for the third quarter of 2013 increased $15.3 million, or 10.2%, when compared to the same period of 2012.  This change was due to organic sales increases of $1.5 million, or 1.0%, the impact of the Meder acquisition of $14.0 million, or 9.3%, and unfavorable foreign exchange impact of $0.2 million, or 0.1%.

Net sales for the first nine months of 2013 increased $53.1 million, or 11.4%, when compared to the same period of 2012.  This change was due to organic sales increases of $14.5 million, or 3.1%, the impact of the Meder acquisition of $41.2 million, or 8.9%, and unfavorable foreign exchange impact of $2.5 million, or 0.5%.

Gross Profit Margin

Our gross profit margin decreased from 32.0% to 31.7% in the third quarter of 2013, as gross margins decreased in both our Engraving Group and Food Service Equipment Group segments.

Our gross profit margin for the first nine months of 2013 was 32.4% compared to 32.5% the first nine months of 2012, as gross margins in the first quarter of 2013 reflected the impact of $1.5 million of non-cash expense associated with the write-up of backlog and inventory (“purchase accounting adjustments”) for Meder included in cost of sales, which will not repeat going forward.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses for the third quarter of 2013 were $39.8 million, or 24.0% of sales, compared to $37.1 million, or 24.7% of sales, reported for the same period a year ago.  For the nine months ended March 31, 2013, Selling, General and Administrative Expenses were $120.2 million, or 23.2% of sales, compared to $108.5 million, or 23.3% of sales for the nine months ended March 31, 2012.  The Meder acquisition increased SG&A costs by $2.7 million in the third quarter and by $7.3 million in the first nine months of the year.  While we continue our efforts to tightly control expenses and to maintain a lean headcount profile, our costs have also been impacted by incremental expenses of $2.2 million for the year and $0.7 million for the quarter related to our legacy defined benefit pension plans relative to the prior year periods.  Additionally, the settlement of a lawsuit related to our Refrigerated Solutions business resulted in a $2.8 million reduction in earnings for the quarter.  Finally, the discontinuance of a retiree life insurance benefit has offset cost increases and reduced SG&A costs through a non-recurring settlement credit of $2.3 million during the third quarter.

Income from Operations

Income from operations for the third quarter of 2013 was $11.7 million, compared to $15.6 million reported for the same period a year ago, a decrease of 24.7%.  Operating income in this year’s third quarter was affected by a $2.8 million charge for the settlement of litigation, and $1.1 million in restructuring costs primarily associated with our ongoing employee reductions in our European operations and the relocation of our Brazil facility.  These operating expenses were partially offset by a gain of $2.3 million, resulting from the discontinuance of a retiree life insurance benefit.  Operating income in the third quarter of last year was positively impacted by a $4.8 million gain arising from the sale of real estate.

Income from operations for the first nine months of 2013 was $45.6 million, compared to $46.1 million reported for the same period a year ago, a decrease of 1.0%.  Income from operations for the first 9 months of 2013 were impacted by the litigation expenses and gain associated with the retiree life insurance benefit identified for the third quarter.  Restructuring expenses for the first 9 months of 2013 were $2.3 million as compared to $1.5 million in the prior year.

Interest Expense

Interest expense for the third quarter of 2013 increased 0.5%, to $0.6 million, and interest expense for the nine months ended March 31, 2013 increased 20.9% from $1.5 million to $1.9 million.  The credit facility entered into in January 2012 has a higher spread over the base LIBOR rate than the facility it replaced.

Income Taxes

The Company's effective tax rate for the three months ended March 31, 2013 was 11.0% compared with 22.8% for same period last year.  The lower effective tax rate during the quarter is primarily due to the benefit of the retroactive extension of the R&D credit recorded during the third quarter and the benefit from the reversal of a deferred tax liability that was determined to be no longer required.  The Company's effective tax rate for the nine months ended March 31, 2013 was 25.3% compared with 25.4% for same period last year.  The lower effective tax rate during the current year includes the benefit of the retroactive extension of the R&D credit recorded during the third quarter and the benefit from the reversal of a deferred tax liability that was determined to be no longer required.  The low effective tax rate during the prior year includes the impact of a decrease in the statutory tax rate in the United Kingdom on deferred tax liabilities recorded in prior periods due to a change in U.K. tax law enacted in the second quarter of 2012 and the impact of the reversal of income tax contingency reserves during the third quarter of 2012.

Backlog

Backlog increased $1.3 million, or 1.1%, to $120.0 million at March 31, 2013, from $118.8 million at March 31, 2012.  The increase is attributable to bookings from the Meder electronic business in the Electronics Products Group, which was acquired in July, 2012, partially offset by a decrease in bookings in the Engineering Technologies Group.

Segment Analysis

Food Service Equipment Group

Three Months Ended			Nine Months Ended
March 31,		%	March 31,		%
2013	2012	change	2013	2012	change

Sales	$86,606	$87,906	-1.5%	$291,745	$288,064	1.3%
Income from operations	5,287	6,418	-17.6%	28,329	28,502	-0.6%
Operating income margin	6.1%	7.3%		9.7%	9.9%

Net sales in the third quarter of fiscal 2013 declined $1.3 million, or 1.5%, from the same period one year earlier.  This decrease includes negative foreign exchange rate impact of $0.1 million.  Refrigerated Solutions sales were roughly flat year over year, as strength in sales to quick service and casual dining restaurant chains offset weakness in the drug retail segment.  Sales were adversely affected by delays in the commencement of scheduled construction projects, partly because of poor weather conditions in large parts of the country, and partly because of general uncertainty about economic conditions.  We expect that many of the delayed projects will be completed in the fourth quarter.  Cooking Solutions sales declined by 11% as compared to the third quarter of last year, due to continuing market weakness in the retail supermarket segment in the US and especially in the United Kingdom, and to uncertainty about economic conditions on the part of many customers.  The unfavorable comparison to the previous year was amplified by a product rollout last year to a major US retail supermarket chain, which boosted sales by $1.7 million.  Our Specialty Solutions businesses reported strong growth of approximately 10% as compared to the third quarter of last year, driven by robust “front of the house” custom fabrication sales to chains and through the dealer and buying group channels.  These increases were partially offset by softness in the global beverage pump market.  Among initiatives taken by the Group during the quarter to support future sales growth were the opening of a culinary center that will be used for customer testing, product demonstrations, menu development and training, and the launching of a line of value-engineered refrigerated merchandising cabinets which we expect to significantly improve our competitive position and thereby allow us to grow market share and improve profit margins.  In particular, this new product offering is expected to facilitate penetration of the price-sensitive dollar store segment and dealer channels.

Net sales in the nine months ended March 31, 2013 increased $3.7 million, or 1.3%, from the same period one year earlier.  This increase includes the negative effect of foreign exchange rates of $0.6 million, or 0.2% of sales.  Refrigerated Solutions and Specialty Solutions sales were both up roughly 5% year over year, as sales momentum with quick service restaurant chains and in the dealer segments overcame weakness in sales to drug retail customers.  Cooking Solutions sales declined by 8%, driven primarily by the retail supermarket segment weakness both in the U.S. and the U.K.  This weakness was amplified by a major product rollout in the prior year to a large U.S. retail supermarket chain, which boosted sales by $5.0 million last year.

Income from operations for the third quarter of fiscal 2013 was down $1.1 million, or 17.6%, from the same period last year.  The return on sales decreased from 7.3% in the prior year to 6.1% in the quarter.  The effects of foreign exchange rates had nominal impact on the quarter.  Two specific non-recurring items were responsible for most of the decline experienced in the quarter.  First, the Group’s participation in a large industry trade show in February 2013 that occurs in alternating years impacted earnings by $0.6 million.  Second, the Group recorded a $0.3 million reserve adjustment for a settlement with a customer related to a quality defect in our specialty pump business.  We continue to implement pricing, productivity and cost reduction initiatives in order to improve operating margins.

Income from operations for the first nine months of fiscal 2013 decreased $0.2 million, or 0.6%, when compared to the first nine months of 2012.  The Group’s return on sales for the year to date decreased from 9.9% to 9.7%.  The two expense items described in the foregoing paragraph accounted for a decline in earnings in the current nine-month period.

Engraving Group

Three Months Ended			Nine Months Ended
March 31,		%	March 31,		%
2013	2012	change	2013	2012	change

Sales	$23,820	$24,028	-0.9%	$70,839	$68,849	2.9%
Income from operations	3,365	4,712	-28.6%	12,393	13,000	-4.7%
Operating income margin	14.1%	19.6%		17.5%	18.9%

Net sales in the third quarter decreased $0.2 million, or 0.9%, when compared to the same quarter in the prior year.  An unfavorable foreign exchange impact of $0.1 million accounted for virtually all of the decrease.  Mold texturing sales to automotive OEM customers in Europe, China and Australia remained strong, but sales in North America were soft, largely due to program delays which will push anticipated sales to later in the fourth quarter and into fiscal 2014.  The Roll, Plate and Machinery business experienced a drop in sales of $0.6 million.  This was largely the result of a weak Brazilian market and the impact on sales of moving operations in Brazil to a new facility.  We continue to expand the global footprint of our mold texturizing business.  The new facility in Korea which opened late in our second quarter has been well received by our customers and has begun production activities. A fourth facility in India and a larger facility in Queretaro, Mexico are both expected to begin operations during the fourth quarter.  In addition, we anticipate strong levels of mold texturizing sales in North America in fiscal 2014.

Net sales for the nine months ended March 31, 2013 increased $2.0 million or 2.9% compared to the first nine months of the prior year.  Higher demand in Europe and China for mold texturing and for the core forming products of the Innovent business along with stronger demand for the Roll, Plate and Machinery division in North America was offset by weak demand for mold texturing in North America, as new model launches in the automotive industry were delayed until late in the fourth quarter of fiscal year 2013 and into early fiscal year 2014.

Income from third quarter operations decreased by $1.3 million compared to the same period one year ago.  The relocation of our Brazilian operation into a new facility was completed during the quarter.  As the result of this relocation, we incurred incremental costs of approximately $1.1 million, which includes outside service costs and internal disruption expenses such as overtime, scrap and rework costs.   Additionally, a greater mix of lower-margin, non-automotive sales in North America had a negative impact on operating income in the quarter.

Income for the first three quarters of fiscal 2013 was down $0.6 million, or 4.7%, when compared to the first half of the prior year.  This was entirely driven by costs associated with the move of the Brazilian operations.  Although some additional costs associated with the Brazilian move are likely to be incurred in the fourth quarter, results for this business are expected to return to normal in fiscal 2014.

Engineering Technologies Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
	2013	2012	change	2013	2012	Change
Sales	$19,584	$18,765	4.4%	$53,341	$51,415	3.7%
Income from operations	3,411	3,083	10.6%	8,748	9,341	-6.3%
Operating income margin	17.4%	16.4%		16.4%	18.2%

Net sales increased by $0.8 million, or 4.4%, in the third quarter of 2013, compared to the same period of 2012.  Spincraft sales to the aerospace and energy segments increased by 31% and 41%, respectively, compared to last year.  The improvement was due to increased sales to the space sector, improved sales to a large OEM gas turbine customer and broader penetration of the market for land-based turbines.  These increases were offset by reductions at Metal Spinners, where sales to the oil and gas segment were down compared to the prior year, due largely to the timing of specific large projects.  Sales to the oil and gas market are likely to remain soft through the remainder of calendar year 2013.

Year to date sales increased by $1.9 million, or 3.7%, compared to the prior year.  The increase is due to improvements at Spincraft in the aerospace and energy segments, partially offset by lower sales at Metal Spinners.

Income from operations of $3.4 million in the third quarter was ahead of the prior year by $0.3 million, or 10.6%.  Improved sales volume and manufacturing efficiencies at Spincraft were partially offset by lower income at Metal Spinners.

Year to date operating income of $8.7 million is down 6.3% compared to the prior year.  Volume and margin improvements at Spincraft were more than offset by lower sales and changes in product mix at Metal Spinners.

Electronics Products Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
	2013	2012	change	2013	2012	change
Sales	$27,785	$11,973	132.1%	$80,518	$34,851	131.0%
Income from operations	4,780	2,226	114.7%	11,969	6,159	94.3%
Operating income margin	17.2%	18.6%		14.9%	17.7%

Electronics Products Group sales increased $15.8 million, or 132.1%, in the third quarter of fiscal 2013 when compared to the same quarter last year.  The increase is due to the impact of $16.6 million in sales by Meder electronic, which was acquired at the beginning of fiscal 2013, offset by a decrease of $0.8 million in sales in the legacy electronics business.  Meder’s sales have exceeded expectations for the year, as sales in Europe have remained strong despite sluggish economic conditions there.  The decrease in the legacy business was the result of various customer production and inventory adjustments which negatively impacted sales, partially offset by the ramp-up of a number of new programs, primarily within the sensor product line.

Sales for the nine months ended March 31, 2013 increased $45.7 million, or 131.0%, when compared to the first nine months of fiscal 2012.  The increase includes the impact of $44.9 million from the acquisition of Meder electronic, plus an increase of $0.8 million in our legacy Electronics business.  The growth in the legacy business was driven by new programs, partially offset by some softening of reed switch sales in the China and Asia-Pacific markets and the adverse impact of customer inventory adjustments.

Income from operations increased $2.6 million compared to the same quarter last year, due largely to the impact of strong Meder sales, synergistic cost reductions  resulting from the consolidation and integration of Meder into the Electronics Products Group, and significant procurement savings resulting from the acquisition of Meder.  Savings from facility rationalizations are expected to reach close to $1.5 million and procurement savings are expected to total approximately $2.5 million.  The increase in operating income also includes a decline in the legacy Electronics business earnings in line with the sales decline.

Income from operations for the nine months ended March 31, 2013 increased $5.8 million, compared to the first nine months of the prior year.  Income from the Meder electronic acquisition was accretive to earnings, despite the negative impact of $1.5 million in purchase accounting expense.  The increase also includes an improvement in earnings of the legacy Electronics business in line with the sales improvement.

Hydraulics Products Group

Three Months Ended		Nine Months Ended
March 31,	%	March 31,	%

	2013	2012	change	2013	2012	Change
Sales	$8,175	$7,994	2.3%	$21,542	$21,661	-0.5%
Income from operations	1,437	1,544	-6.9%	3,371	3,001	12.3%
Operating income margin	17.6%	19.3%		15.6%	13.9%

Net sales increased $0.2 million, or 2.3%, for the three months ended March 31, 2013 when compared with the three months ended March 31, 2012.  The domestic dump truck and trailer markets strengthened somewhat as sales to end users serving the oil and gas and housing markets more than offset declines in coal hauling and infrastructure construction markets.  Market share gains at new OEMs in the North American roll-off container refuse industry also contributed to the top line growth in the quarter with applications won for both telescopic and rod cylinders.  Our manufacturing facility in Tianjin China, which services our global customer base, provided top line growth as well.  We have commenced an expansion of that facility to accommodate expected growth.  Sales to Mexico, South America, Australia and Southeast Asia remain weak.

Net sales for the nine months ended March 31, 2013 decreased $0.1 million, or 0.5%, when compared to the same period in 2012.

Income from operations during the three months ended March 31, 2013 decreased by $0.1 million compared to the third quarter of fiscal 2012 we continued to experience weak demand from customers in Mexico, Australia and South America due to economic conditions in those countries.

Income from operations for the nine months ended March 31, 2013 increased by approximately $0.4 million, or 12.3%, versus the same period in 2012.  The improvement is the result of productivity improvements at our U.S. based factory, increased sales from our lower cost manufacturing facility in China and value engineering and procurement cost savings.

Corporate and Other

Three Months Ended				Nine Months Ended
March 31,			%	March 31,		%
Income (loss) from operations:	2013	2012	change	2013	2012	Change
Corporate	$(5,483)	$(6,965)	-21.3%	$(16,899)	$(17,272)	-2.2%
Gain on sale of real estate	-	4,776	N/A	-	4,776	N/A
Restructuring	(1,075)	(229)	369.4%	(2,295)	(1,452)	58.1%

Corporate expenses of $5.5 million in the third quarter of 2013 decreased $1.5 million, or 21.3% compared to the third quarter of 2012.  This decrease was driven by a $2.3 million reduction to expenses due to the termination of the retiree life insurance program and $1.0 million of reduced incentive expenses during the period offset by $2.8 million of legal settlement costs during the quarter.  For the first half of 2013, corporate expenses decreased $0.4 million, or 2.2%, as compared to the prior year period, also driven by the termination of the retiree life insurance program and reduced incentive compensation expense offset by the legal settlement costs.

During the third quarter of 2013, the Company incurred $1.1 million of restructuring expense.  Approximately $0.8 million of these costs were primarily related to ongoing headcount reductions in our European operations and the relocation of our Brazil facility during the period.  Most of the remaining costs occurred in Electronics, where we are eliminating redundant positions due to the Meder acquisition.  During the third quarter of 2012, the Company incurred restructuring expenses of $0.2 million, which consisted primarily of costs related to facility and production line consolidations in the Food Service Equipment Group.  During the nine months ended March 31, 2013, the Company incurred $2.3 million of restructuring expense, $1.9 million of which was in the Engraving Group for ongoing headcount reductions in our European operations and the relocation of our Brazil facility.  Restructuring expenses during the nine months ended March 31, 2012 consisted of $0.6 million for headcount reduction in the Engraving Group and at Corporate, and $0.9 million related to facility and production line consolidation in the Food Service Equipment Group.

Discontinued Operations

In December 2011, the Company entered into a plan to divest its Air Distribution Products (“ADP”) business unit in order to allow the Company to focus its financial assets and managerial resources on its remaining portfolio of businesses.  On March 30, 2012, the Company completed the sale of the ADP business.  As a result of these actions, the Company is reporting ADP as a discontinued operation for all periods presented in accordance with ASC 205-20.  Results of the ADP business in current and prior periods have been classified as discontinued in the Condensed Consolidated Financial Statements to exclude the results from continuing operations.  Activity related to ADP and other discontinued operations for the three and nine months ended March 31, 2013 and 2012 is as follows (amounts in thousands):

Three Months Ended			Nine Months Ended
March 31,			March 31,
	2013	2012	2013	2012
Net Sales	$ -	$ 13,307	$ -	$43,536
Pre-tax earnings	(148)	(3,689)	(391)	(25,789)
(Provision) benefit for taxes	38	1,284	121	9,330
Net loss from discontinued operations	$ (110)	$ (2,405)	$ (270)	$ (16,459)

Liquidity and Capital Resources

Cash generated from continuing operations for the nine months ended March 31, 2013, was $19.4 million, compared to $23.1 million for the same period last year.  The primary contributor to reduced cash flow from operations during the year is a $3.2 million increase in cash contributions made to our defined benefit pension plans compared to the prior year period.  Cash flow from investing activities consisted primarily of the Meder acquisition, where we spent $39.6 million, net of cash acquired.  Cash capital expenditures for the period were $12.4 million.  We had net borrowings of $20.1 million, paid dividends of $2.9 million and purchased $8.3 million of stock, consisting exclusively of management and employee stock repurchases.

The Company has in place a $225 million unsecured Revolving Credit Facility (“Credit Agreement” or “the facility”), which expires in January 2017, and includes a letter of credit sub-facility with a limit of $30 million and a $100 million accordion feature.  The Credit Agreement contains customary representations, warranties and restrictive covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Agreement”), to interest expense for the trailing twelve months of at least 3:1.  Adjusted EBIT per the Credit Agreement specifically excludes extraordinary and certain other defined items such as non-cash restructuring and acquisition-related charges up to $2.0 million, and goodwill impairment. At March 31, 2013, the Company’s Interest Coverage Ratio was 26.6:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the credit agreement, calculated as Adjusted EBIT per the Credit Agreement plus Depreciation and Amortization, may not exceed 3.5:1. At March 31, 2013, the Company’s Leverage Ratio was 0.96:1.

As of March 31, 2013, we had borrowings under the new facility of $70.5 million.  As of March 31, 2013, the effective rate of interest for outstanding borrowings under the new facility was 3.29%.  We also utilize an uncommitted money market credit facility to help manage daily working capital needs.  The amount outstanding under this facility was $0.3 million and $0 million at March 31, 2013 and June 30, 2012, respectively.

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect to spend approximately $2.0 -$3.0 million on capital expenditures during the remainder of 2013, and expect that depreciation and amortization expense for the remainder of the year will be approximately $3.4 million and $0.7 million, respectively.

In order to manage our interest rate exposure, we are party to $50.0 million of floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 2.29%.

The following table sets forth our capitalization at March 31, 2013 and June 30, 2012:

	March 31,	June 30,
	2013	2012
Short-term debt	326	-
Long-term debt	70,570	50,000
Less cash and cash equivalents	(30,209)	(54,749)
Net debt	40,687	(4,749)
Stockholders' equity	273,043	242,907
Total capitalization	$313,730	$238,158

We sponsor a number of defined benefit and defined contribution retirement plans.  The Company’s pension plan for U.S. salaried employees was frozen as of January 2008.  We have evaluated the current and long-term cash requirements of these plans.  Our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. pension plan assets was $209.7 million at March 31, 2013, as compared to $198.7 million at the most recent measurement date, which occurred as of June 30, 2012.  The next measurement date to determine plan assets and benefit obligations will be on June 30, 2013.  During June 2012, we made a voluntary contribution of $6.0 million to the plan.  In June 2012, the Moving Ahead for Progress in the 21st Century (“MAP 21”) bill was signed into law.  Based on changes in pension funding provisions under MAP 21, we made an additional $3.25 million contribution in July 2012 due to its favorable treatment under the bill and retroactive treatment under the Pension Protection Act (“PPA”).  As a result of this additional contribution in conjunction with the voluntary contribution made in 2012, the plan is 100% funded under PPA rules, and we do not expect to make mandatory contributions to the plan until 2016.  We do not expect contributions to our other defined benefit plans to be material in 2013.  Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for certain retired executives.  Current executives and new hires are not eligible for this program.  At March 31, 2013, the underlying policies have a cash surrender value of $16.8 million, less policy loans of $9.6 million.  As we have the legal right of offset, these amounts are reported net on our balance sheet.  The aggregate present value of future obligations was $0 and $0.2 million at March 31, 2013 and June 30, 2012, respectively.

In March 2012, the Company sold substantially all of the assets of the ADP business.  In connection with the divestiture, the Company remained the lessee of ADP’s Philadelphia, PA facility and administrative offices, with the purchaser subleasing a fractional portion of the building at current market rates.  Additionally, the Company remained an obligor on an additional facility lease that was assumed in full by the buyer. In connection with the transaction, the Company recognized a lease impairment charge of $2.3 million for the remaining Philadelphia rental expense.  The Company’s aggregate obligation with respect to the leases is $3.5 million, of which $1.8 million was recorded as a liability at March 31, 2013.  With the exception of the impaired portion of the Philadelphia lease, the Company does not expect to make any payments with respect to these obligations.  The buyer’s obligations under the respective sublease and assumed lease are secured by a cross-default provision in the purchaser’s promissory note for a portion of the purchase price which is secured by mortgages on the ADP real estate sold in the transaction.

In connection with the sale of the Berean Christian Bookstores completed in August 2006, we assigned all but one lease to the buyers.  During June 2009, the Berean business filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  The Berean assets were subsequently resold under section 363 of the Code.  The new owners of the Berean business have negotiated lower lease rates and extended lease terms at certain of the leased locations.  We remain an obligor on these leases, but at the renegotiated rates and to the original term of the leases.  The aggregate amount of our obligations in the event of default is $1.0 million at March 31, 2013, which is not recorded on our balance sheet as a liability based on management’s assessment of the likelihood of loss.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At March 31, 2013, the aggregate fair value of the Company’s open foreign exchange contracts was $1.0 million.

Our primary translation risk is with the Euro, British Pound Sterling, Canadian Dollar, Mexican Peso, Australian Dollar and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any of these foreign currencies to the U.S. Dollar at March 31, 2013, would not result in a material change in our operations, financial position, or cash flows.  We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we use interest rate swap agreements to modify our exposure to interest rate movements.  The Company’s currently effective swap agreements convert our base borrowing rate on $50.0 million of debt due under our revolving Credit Agreement from a variable rate equal to LIBOR to a weighted average rate of 2.29% at March 31, 2013.  Due to the impact of the swaps, an increase in interest rates would not have materially impacted our interest expense for the three and nine months ended March 31, 2013.

The Company’s effective rate on variable-rate borrowings, including the impact of interest rate swaps, under the revolving credit agreement decreased from 3.67% at June 30, 2012 to 3.29% at March 31, 2013.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently low.  As of March 31, 2013, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.

CONTROLS AND PROCEDURES

At the end of the period covered by this Report, and subject to the exception from this evaluation set forth in the next paragraph, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition.  As discussed in Note 2 to the unaudited condensed consolidated financial statements contained in this Report, the Company acquired all of the outstanding stock of Meder electronic AG (“Meder”) on July 10, 2012.  Meder represented approximately 10.0% of the Company's consolidated revenue for the three months ended March 31, 2013 and approximately 9.6% of the Company's consolidated assets at March 31, 2013.  Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2013 excludes any evaluation of the internal control over financial reporting of Meder.

There was no change in the Company's internal control over financial reporting during the quarterly period ended March 31, 2013 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March, 2013, the Company entered into a settlement agreement to terminate the redhibition action that had been pending in Lafayette, Louisiana since August, 2008.  The plaintiff, Ultra Pure Water Technologies, Inc. (“Ultra Pure”) had filed a suit against the Company seeking lost profit damages for alleged defects in Master-Bilt ice merchandisers that were sold to Master-Bilt’s customer, which then sold them to Ultra Pure.  A settlement was reached during trial.  The terms of the settlement provide that all claims against the Company are dismissed with prejudice, in exchange for a payment of $6.0 million, of which the Company contributed $2.6 million, net of $3.4 million paid directly by insurers in the matter. No fault or liability on the part of the Company is admitted under the terms of the settlement.  The court has approved the terms of the settlement.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended March 31, 2013
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - January 31, 2013	698	$ 49.41	698	127,926

February 1 - February 28, 2013	2,645	54.71	2,645	125,281

March 1 - March 31, 2013	1,646	55.86	1,646	123,635

Total	4,989	$ 54.35	4,989	123,635

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

STANDEX INTERNATIONAL CORPORATION

Date:	May 6, 2013	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/CFO/Treasurer
(Principal Financial & Accounting Officer)

Date:	May 6, 2013	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer