Form 10-K
period 2013-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2013-08-27
CIK 310354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013	Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its Charter)

DELAWARE	31-0596149
(State of incorporation)	(I.R.S. Employer Identification No.)

11 KEEWAYDIN DRIVE, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

(603) 893-9701
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $1.50 Per Share	New York Stock Exchange

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

YES [   ]     NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at the close of business on December 31, 2012 was approximately $656,000,000.  Registrant’s closing price as reported on the New York Stock Exchange for December 31, 2012 was $51.29 per share.

The number of shares of Registrant's Common Stock outstanding on August 21, 2013 was 12,697,067

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2013 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report.

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

We are a leading manufacturer of a variety of products and services for diverse industrial market segments.  We have 11 operating segments, aggregated and organized for reporting purposes into five segments:  Food Service Equipment Group, Engraving Group, Engineering Technologies Group, Electronics Products Group and Hydraulics Products Group.  Overall management, strategic development and financial control are maintained by the executive staff from our corporate headquarters located in Salem, New Hampshire.

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

•

Finally, we have a constant focus on cash flow generation.  We recognize that cash flow is fundamental in our ability to invest in organic and acquisitive growth for our business units and return cash to our shareholders in the form of dividend to reflect the measure of quality from the earnings that we generate over time.

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

Description of Segments

Food Service Equipment Group

Our Food Service Equipment businesses are leading, broad-line manufacturers of commercial food service equipment which includes products on the “cold” or in the refrigerated segment of food service applications and on the “hot” or in the cooking, warming or holding segment of the market.  Our products are used throughout the entire commercial food service process; from storage, to preparation, to cooking and to display.  The equipment that we design and manufacture is utilized in restaurants, convenience stores, quick-service restaurants, supermarkets, drug stores and institutions such as hotels, casinos and both corporate and school cafeterias to meet the challenges of providing food and beverages that are fresh and appealing while at the same time providing for food safety, energy efficiency and reliability of the equipment performance.  The Food Service Equipment Group also applies technology and product expertise in the health science and medical markets.  Customers in this segment include laboratories, health care institutions, and blood banks.  Our products are sold direct, through dealer buying groups and through industry representatives.  Through innovation and acquisition, we continue to expand this segment.  Our brands and products include:

-

Master-Bilt® and Kool Star® refrigerated reach-in and under counter refrigerated cabinets, cases, display units, and walk-in coolers and freezers

-

Nor-Lake, Incorporated walk-in coolers and freezers and reach-in and under counter refrigerated cabinets to meet food service and scientific needs

-

APW Wyott®, American Permanent Ware, Bakers Pride®, Tri-Star and BevLes® commercial ranges, ovens, griddles, char broilers, holding cabinets, toasters and combination steam and convection ovens used in cooking, toasting, warming and merchandising food

-

American Foodservice custom-fabricated food service counter systems, buffet tables and cabinets

-

Barbecue King® and BKI® commercial cook and hold units, rotisseries, pressure fryers, ovens and baking equipment

-

Federal Industries merchandizing display cases

-

Procon® rotary vane pumps used in beverage and industrial fluid handling applications

Engraving Group

Our Engraving Group is a world leader in texturizing molds used in the production of plastic components, giving the final product the cosmetic appearance and appeal that consumers require.  We provide texturizing services for molds used in  produce plastic components, automotive applications, and consumer products including household items made of plastic, toys, computers, and electronic devices.  Our worldwide locations enable us to better serve our customers within key geographic areas, including the United States, Canada, Europe, China, India, Southeast Asia, Korea, Australia, South Africa, and South America.  In addition to mold texturizing, the Engraving Group also produces embossed and engraved rolls and plates and process tooling and machinery serving a wide variety of industries.  Through the development of new digital based process technology, new “green field” facilities particularly focused on expansion in emerging markets, and acquisitions, the Engraving Group continues to build its market leadership position and to expand the breadth of products and services it provides to its customers on a global basis.  The companies and products within the Engraving Group include Roehlen®, Eastern Engraving and I R International which engrave and emboss rolls and plates used in manufacturing continuous length materials; Innovent which makes specialized tooling used to manufacture absorbent cores of many consumer and medical products; Mold-Tech® which texturizes molds used in manufacturing plastic injected components; Mullen® Burst Testers; and; Perkins providing customized texturing solutions for every application.  Our products are primarily sold direct through our global sales network.  The Engraving Group serves a number of industries including the automotive, plastics, building products, synthetic materials, converting, textile and paper industry, computer, housewares, and construction industries.

Engineering Technologies Group

The Company’s Engineering Technologies Group consists of the Spincraft unit, with locations in North Billerica, Massachusetts and New Berlin, Wisconsin, and Metal Spinners Group, located in Newcastle, UK.  The group provides single-source customized solutions using a wide variety of world-class precision manufacturing capabilities, including metal spinning, heat treating, machining, press forming and other fabrication services for virtually all workable metal alloys.  Our components and assemblies can be found in a wide variety of advanced applications and sales are made directly to our customers in the aerospace, aviation, defense, energy, industrial, medical, marine, and oil and gas markets.

Electronics Products Group

Our Electronics Products Group consists of Standex Electronics and Standex Meder Electronics, which manufactures reed switches, electrical connectors, sensors, toroids and relays, fixed and variable inductors and electronic assemblies, fluid sensors, tunable inductors, transformers and magnetic components.  Sales are made both directly to customers and through manufacturers’ representatives, dealers and distributors.  End user market segments include automotive, white goods, lighting, HVAC, aerospace, military, medical, security, and general industrial applications.

Our investment in Meder more than doubled the size of our Electronics Products Group, allowed us to complement our existing electronics business with significantly broadened product line offerings, end-user markets, and manufacturing support that will enhanced our global footprint for sales coverage and profitable growth.

Hydraulics Products Group

Our Hydraulics Products Group is a leader in mobile hydraulic cylinders including single or double acting telescopic and piston rod hydraulic cylinders.  Custom Hoists Inc. a global supplier and manufacturer of our hydraulic cylinders used in the production of both dump trucks and dump trailers, related to refuse, and other material handling applications.  Sales are made directly to OEMs manufacturing dump trucks, trash collection vehicles, lift trucks and other mobile units requiring hydraulic power.

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

Patents and Trademarks

We hold approximately 70 United States patents and patents pending covering processes, methods and devices and approximately 30 United States trademarks.  Many counterparts of these patents have also been registered in various foreign countries.  In addition, we have various foreign registered and common law trademarks.

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

Customers

Our business is not dependent upon a single customer or a few large customers, the loss of any one of which would have a material adverse effect on our operations.  No customer accounted for more than 5% of our consolidated revenue in fiscal 2013 or any of the years presented.

Working Capital

Our primary source of working capital is the cash generated from continuing operations.  No segments require any special working capital needs outside of the normal course of business.

Backlog

Backlog orders believed to be firm at June 30, 2013 and 2012 are as follows (in thousands):

	2013	2012
Food Service Equipment	$$45,371	$48,782
Engraving	11,116	11,443
Engineering Technologies	55,356	51,756
Electronics	28,671	16,732
Hydraulics	2,688	2,892
Total	143,202	131,605
Net realizable beyond one year	10,322	11,914
Net realizable within one year	$$132,880	$119,691

Competition

Standex manufactures and markets products many of which have achieved a unique or leadership position in their market.  However, we encounter competition in varying degrees in all product groups and for each product line.  Competitors include domestic and foreign producers of the same and similar products.  The principal methods of competition are product performance and technology, price, delivery schedule, quality of services, and other terms and conditions.

International Operations

Our International operations are included in Food Service Equipment, Engraving, Engineering Technologies, Electronics Products and Hydraulics Products business segments.  International operations are conducted at 40 locations, in Europe, Canada, China, India, Singapore, Korea, Australia, Mexico, Brazil, and South Africa.  See the Notes to Consolidated Financial Statements for international operations financial data.  Our international operations contributed approximately 26% of operating revenues in 2013 and 23% in 2012.  International operations are subject to certain inherent risks in connection with the conduct of business in foreign countries including, exchange controls, price controls, limitations on participation in local enterprises, nationalizations, expropriation and other governmental action and changes in currency exchange rates.

Research and Development

Developing new and improved products, broadening the application of established products, continuing efforts to improve our methods, processes, and equipment continues to driven our success.  However, due to the nature of our manufacturing operations and the types of products manufactured, expenditures for research and development are not significant to any individual segment or in the aggregate.  Research and development costs are quantified in the Notes to Consolidated Financial Statements.  We develop and design new products to meet customer needs or in order to offer enhanced products or to provide customized solutions for customers.

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

Number of Employees

As of June 30, 2013, we employed approximately 4,400 employees of which approximately 2,000 were in the United States.  About 300 of our U.S. employees were represented by unions.  Approximately 38% of our production workforce is situated in low-cost manufacturing regions such as Mexico, Brazil and Asia.

Executive Officers of Standex

The executive officers of the Company as of June 30, 2013 were as follows:

Name	Age	Principal Occupation During the Past Five Years
Roger L. Fix	60	Chief Executive Officer of the Company since January 2003; President of the Company since December 2001 and Chief Operating Officer of the Company from December 2001 to December 2002.
Thomas D. DeByle	53	Vice President and Chief Financial Officer of the Company since March 2008.
Deborah A. Rosen	58	Chief Legal Officer of the Company since October 2001; Vice President of the Company since July 1999.
John Abbott	54	Group Vice President of the Food Service Group since December 2006.

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

The U.S. Securities and Exchange Commission (the “SEC”) maintains an internet website at http://www.sec.gov that contains our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and all amendments thereto.  All reports that we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Standex’s internet website address is www.standex.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and all amendments thereto, are available free of charge on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.  In addition, our code of business conduct, our code of ethics for senior financial management, our corporate governance guidelines, and the charters of each of the committees of our Board of Directors (which are not deemed filed by this reference), are available on our website and are available in print to any Standex shareholder, without charge, upon request in writing to “Chief Legal Officer, Standex International Corporation, 11 Keewaydin Drive, Salem, New Hampshire, 03079.”

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

We rely on our revolving credit facility to provide us with sufficient capital to operate our businesses.  The availability of borrowings under our revolving credit facility is dependent upon our compliance with the covenants set forth in the facility, including the maintenance of certain financial ratios.  Our ability to comply with these covenants is dependent upon our future performance, which is subject to economic conditions in our markets along with factors that are beyond our control.  Violation of those covenants could result in our lenders restricting or terminating our borrowing ability under our credit facility, cause us to be liable for covenant waiver fees or other obligations, or trigger an event of default under the terms of our credit facility, which could result in acceleration of the debt under the facility and require prepayment of the debt before its due date.  Even if new financing is available in the event of a default under our current credit facility, the interest rate charged on any new borrowing could be substantially higher than under the current credit facility, thus adversely affecting our overall financial condition.  If our lenders reduce or terminate our access to amounts under our credit facility, we may not have sufficient capital to fund our working capital needs or we may need to secure additional capital or financing to fund our working capital requirements or to repay outstanding debt under our credit facility.

Our credit facility contains covenants that restrict our activities.

Our revolving credit facility contains covenants that restrict our activities, including our ability to:

•

incur additional indebtedness;

•

make investments;

•

create liens;

•

pay cash dividends to shareholders unless we are in compliance with the financial covenants set forth in the credit facility; and

•

sell material assets.

Our global operations subject us to international business risks.

We operate in 40 locations outside of the United States in Europe, Canada, China, India, Singapore, Korea, Australia, Mexico, Brazil, and South Africa.  If we are unable to successfully manage the risks inherent to the operation and expansion of our global businesses, those risks could have a material adverse effect on our business, results of operations or financial condition.  Those international business risks include:

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

Our businesses operate in highly competitive markets.  In order to effectively compete, we must retain long standing relationships with significant customers, offer attractive pricing, develop enhancements to products that offer performance features that are superior to our competitors and which maintain our brand recognition, continue to automate our manufacturing capabilities, continue to grow our business by establishing relationships with new customers, diversify into emerging markets and penetrate new markets.  If we are unable to compete effectively, our net sales, profitability and cash flows could decline.  Pricing pressures resulting from competition may adversely affect our net sales and profitability.

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

We purchase large quantities of steel, refrigeration components, freight services, foam insulation and other metal commodities for the manufacture of our products.  Historically, prices for commodities have fluctuated, and we are unable to enter into long term contracts or other arrangements to hedge the risk of price increases in many of these commodities.  Significant price increases for these commodities could adversely affect our operating profits if we cannot timely mitigate the price increases by successfully sourcing lower cost commodities or by passing the increased costs on to customers.  Shortages or other disruptions in the supply of these commodities could delay sales or increase costs.

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

We test goodwill and our other intangible assets with indefinite useful lives for impairment on an annual basis or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value.  Various uncertainties, including continued adverse conditions in the capital markets or changes in general economic conditions, could impact the future operating performance at one or more of our businesses which could significantly affect our valuations and could result in additional future impairments.  The recognition of an impairment of a significant portion of goodwill would negatively affect our results of operations and could be a material effect to us.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We operate a total of 72 manufacturing plants and warehouses located throughout the United States, Europe, Canada, Australia, Singapore, Korea, China, India, Brazil, South Africa, and Mexico.  The Company owns 26 of the facilities and the balance are leased.   The approximate building space utilized by each product group is as follows (in thousands):

	Area in Square Feet
	Owned	Leased
Food Service Equipment	1,195	286
Engraving	268	371
Engineering Technologies	171	145
Electronics	120	157
Hydraulics	101	40
Corporate and other	43	12
Total	1,898	1,011

In general, the buildings are in sound operating condition and are considered to be adequate for their intended purposes and current uses.

We own substantially all of the machinery and equipment utilized in our businesses.

Item 3.  Legal Proceedings

In March, 2013, the Company entered into a settlement agreement to terminate the redhibition action that had been pending in Lafayette, Louisiana since August, 2008. The plaintiff, Ultra Pure Water Technologies, Inc. (“Ultra Pure”) had filed a suit against the Company seeking lost profit damages for alleged defects in Master-Bilt ice merchandisers that were sold to Master-Bilt’s customer, which then sold them to Ultra Pure. A settlement was reached during trial. The terms of the settlement provide that all claims against the Company are dismissed with prejudice, in exchange for a payment of $6.0 million, of which the Company contributed $2.6 million, net of $3.4 million paid directly by insurers in the matter. The Company has recorded the $2.6 million payment during the third quarter as a component of selling, general, and administrative expenses, and paid such amount during the fourth quarter of 2013. No fault or liability on the part of the Company is admitted under the terms of the settlement. The court has approved the terms of the settlement.

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

PART II

Item 5.  Market for Standex Common Stock

Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market in which the Common Stock of Standex is traded is the New York Stock Exchange under the ticker symbol “SXI”.  The high and low sales prices for the Common Stock on the New York Stock Exchange and the dividends paid per Common Share for each quarter in the last two fiscal years are as follows:

	Common Stock Price Range				Dividends Per Share
	2013		2012
Year Ended June 30	High	Low	High	Low	2013	2012
First quarter	$47.34	$41.29	$36.68	$25.11	$0.07	$0.06
Second quarter	52.14	43.00	40.43	28.95	0.08	0.07
Third quarter	57.64	51.28	43.92	34.88	0.08	0.07
Fourth quarter	55.18	49.18	46.05	38.27	0.08	0.07

The approximate number of stockholders of record on August 21, 2013 was 1,883.

Additional information regarding our equity compensation plans is presented in the Notes to Consolidated Financial Statements under the caption “Stock-Based Compensation and Purchase Plans” and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities (1)
Quarter Ended June 30, 2013
Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 -
April 30, 2013	150	$55.58	150	123,485
May 1, 2013 -
May 31, 2013	2,471	$52.01	2,471	121,014
June 1, 2013 -
June 30, 2013	1,801	$53.72	1,801	119,213
TOTAL	4,422	$52.83	4,422	119,213

1 The Company has a Stock Buyback Program (the “Program”) which was originally announced on January 30, 1985. Under the Program, the Company may repurchase its shares from time to time, either in the open market or through private transactions, whenever it appears prudent to do so.  On December 15, 2003, the Company authorized an additional 1 million shares for repurchase pursuant to its Program.  The Program has no expiration date, and the Company from time to time may authorize additional increases for buyback authority so as to maintain the Program.

The following graph compares the cumulative total stockholder return on the Company’s Common Stock as of the end of each of the last five fiscal years, with the cumulative total stockholder return on the Standard & Poor’s Small Cap 600 (Industrial Segment) Index and on the Russell 2000 Index, assuming an investment of $100 in each at their closing prices on June 30, 2008 and the reinvestment of all dividends.

Item 6.  Selected Consolidated Financial Data

Selected financial data for the five years ended June 30, 2013 is as follows:

See Item 7 for discussions on comparability of the below.

	2013	2012	2011	2010	2009
SUMMARY OF OPERATIONS (in thousands)
Net sales
Food Service Equipment	$394,878	$388,813	$365,523	$337,578	$350,358
Engraving	93,380	93,611	85,258	77,372	77,311
Engineering Technologies	74,838	74,088	61,063	58,732	51,693
Electronics Products Group	108,085	48,206	46,600	37,201	37,933
Hydraulics Products Group	30,079	29,922	22,925	16,598	23,257
Total	$701,260	$634,640	$581,369	$527,481	$540,552
Gross profit	$226,096	$208,484	$191,538	$174,976	$161,621
Operating income (loss)
Food Service Equipment (a)	$39,467	$39,613	$37,915	$39,682	$9,900
Engraving	15,596	17,896	14,182	9,395	7,028
Engineering Technologies	13,241	14,305	12,606	13,843	8,667

Electronics Products Group	16,147	8,715	7,551	4,074	2,875
Hydraulics Products Group	4,968	4,403	2,436	963	747
Restructuring (b)	(2,666)	(1,685)	(1,843)	(3,494)	(2,872)
Gain on sale of real estate	-	4,776	3,368	1,405	-
Corporate and Other	(22,924)	(23,443)	(20,959)	(20,137)	(16,070)
Total	$63,829	$64,580	$55,256	$45,731	$10,275
Interest expense	(2,469)	(2,280)	(2,107)	(3,624)	(6,532)
Other non-operating (loss) income	(128)	519	(201)	749	205
Provision for income taxes	(15,910)	(15,912)	(14,922)	(12,504)	(2,946)
Income from continuing operations	45,322	46,907	38,026	30,352	1,002
Income/(loss) from discontinued operations	(474)	(16,002)	(2,659)	(1,653)	(6,407)
Net income	$44,848	$30,905	$35,367	$28,699	($5,405)

(a)

Includes $21.3 million of impairment of goodwill and intangible assets during 2009.

(b)

See discussion of restructuring activities in Note 16 of the consolidated financial statements.

	2013	2012	2011	2010	2009
PER SHARE DATA
Basic
Income from continuing operations	$3.61	$3.75	$3.05	$2.44	$0.08
Income/(loss) from discontinued operations	(0.04)	(1.28)	(0.22)	(0.13)	(0.52)
Total	$3.57	$2.47	$2.83	$2.31	($0.44)
Diluted
Income from continuing operations	$3.55	$3.67	$2.98	$2.39	$0.08
Income/(loss) from discontinued operations	(0.04)	(1.25)	(0.21)	(0.13)	(0.52)
Total	$3.51	$2.42	$2.77	$2.26	($0.44)

Dividends paid	$0.31	$0.27	$0.23	$0.20	$0.68

	2013	2012	2011	2010	2009
BALANCE SHEET (in thousands)
Total assets	$510,573	$479,811	$474,905	$446,279	$433,709
Accounts receivable	102,268	99,432	95,716	86,475	76,083
Inventories	84,956	73,076	74,805	58,298	61,277
Accounts payable	69,854	62,113	68,205	50,237	48,977
Goodwill (a)	111,905	100,633	102,439	87,870	86,789

Short-term debt	$ -	$ -	$ 5,100	$ -	$ -
Long-term debt	50,072	50,000	46,500	93,300	94,300
Total debt	50,072	50,000	51,600	93,300	94,300
Less cash	51,064	54,749	14,407	33,630	8,984
Net debt	(992)	(4,749)	37,193	59,670	85,316
Stockholders' equity	290,988	242,907	245,613	192,063	176,286

KEY STATISTICS	2013	2012	2011	2010	2009
Gross profit margin	32.2%	32.9%	32.9%	33.2%	29.9%
Operating income margin (a)	9.1%	10.2%	9.5%	8.7%	1.9%

 (a) Includes $21.3 million of impairment of goodwill and intangible assets during 2009.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading manufacturer of a variety of products and services for diverse commercial and industrial market segments. We have five reportable segments: Food Service Equipment Group, Engraving Group, Engineering Technologies Group, Electronics Products Group, and the Hydraulics Products Group. Our business objective is to provide value-added, technology-driven solutions to our customers. Our strategic objective, which we refer to as “Focused Diversity,” are to 1) identify those businesses which are best able to meet our objectives, and invest in them by taking advantage of both organic growth and acquisition opportunities and 2) pursue operational excellence in order to improve operating margins and working capital management.

Over the past 18 months, we have taken two major steps in the implementation of our strategy.  The first was the divestiture at the end of the third quarter of fiscal 2012 of our Air Distribution Products (ADP) business segment.  We determined that the low-margin, commodity orientation of that segment’s products no longer suited our ongoing business objectives. The second major step was the acquisition in the first quarter of fiscal 2013 of Meder electronic AG.  The acquisition, which more than doubled the size of our Electronics Products Group allowed us to complement our existing electronics business with significantly broadened product line offerings, end-user markets, and manufacturing support that will enhance our global footprint for sales coverage and profitable growth.

In addition to the continued implementation of our business strategy, we have successfully taken substantial measures over a period of more than four years to reduce our cost structure.  We have achieved this through company-wide and targeted headcount reductions, low cost manufacturing and value-added engineering initiatives, plant consolidations, procurement savings, and improved productivity in all aspects of our operations.  These measures have been the principal factors in allowing the Company to significantly improve margins and profitability, even though sales have only recently returned to the levels existing before the onset of the 2008 macroeconomic recession.  In addition to the focus on improving our cost structure, we have improved the Company’s liquidity through better working capital management, and the sale of excess land and buildings.  This additional liquidity has enabled us to expand through acquisitions as evidenced by the completion of four strategic acquisitions in fiscal 2011 and the acquisition of Meder in 2013.  Our net debt to capital ratio at June 30, 2013 was    (0.3%), even after spending nearly $40 million to acquire Meder in the first quarter of this fiscal year.

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

During 2013 we encountered headwinds, including a soft European economy, negative year over year foreign exchange comparisons, and increased expense associated with our legacy defined benefit pension plan in the U.S.  The impact of the latter two items during 2013 was a $2.8 million decrease in sales due to foreign exchange and a $2.6 million reduction to income from operations as a result of the pension expense increases.  In addition, we recorded a charge of $2.8 million during the third quarter relating to the settlement of litigation brought against the Company.  This charge was substantially offset by the realization of a $2.3 million gain resulting from the discontinuance of a retiree life insurance benefit.  During the third and fourth quarters, we saw some adverse effects from renewed uncertainty in the global economy, as overall organic sales growth slowed from the rate experienced earlier in the year.

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

Unless otherwise noted, references to years are to fiscal years.

Consolidated Results from Continuing Operations (in thousands):

	2013	2012	2011
Net sales	$701,260	$634,640	$581,369
Gross profit margin	32.2%	32.9%	32.9%
Restructuring costs	2,666	1,685	1,843
Gain on sale of real estate	-	4,776	3,368
Income from operations	63,829	64,580	55,256

Backlog (realizable within 1 year)	$132,880	$119,691	$103,692

	2013	2012	2011
Components of change in sales:
Effect of acquisitions	$55,129	14,117	9,852
Effect of exchange rates	(2,807)	(888)	1,602
Organic sales growth	14,298	40,042	42,434

Net sales in 2013 increased $66.6 million, or 10.5%, from 2012 levels.  Of the increase, $55.1 million, or 8.7% was attributable to the acquisition related to Electronics and $14.3 million, or 2.3% of organic growth, as organic sales increased across substantially all of our segments as a result of both improvements in end-user markets and the success of our top-line growth efforts.  Sales growth was partially offset by unfavorable foreign exchange of $2.8 million.

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

Gross Profit Margin

During 2013, gross margin decreased to 32.2% as compared to 32.9% in 2012.  This decrease is primarily a result of $1.5 million in our Meder purchase accounting expenses primarily related to a one time step up of acquired inventory to fair value, and a gross margin decline at Engineering Technologies offset by the improvement in Food Service Equipment Group and Hydraulics.

During 2012, gross margin was flat at 32.9% as compared to 2011, as lower gross margin in the Food Service Equipment Group offset increases across our other segments.

Income from Operations

Income from operations during 2013 decreased $0.1 million, or 1.2% compared to 2012.  The decrease was primarily the result of 2012 gain on sale of real-estate of $4.8 million associated with the sales of real-estate in Brazil and $1.5 million of purchase accounting expense associated with the Meder Acquisition during 2013.

Income from operations during 2012 increased $9.3 million, or 16.9% compared to 2011.  This increase was driven by $4.8 million associated with the sale of real-estate in Brazil, strong performances from Engraving, Electronics Products, and Hydraulics Products Groups.  The Engraving Group benefitted from a second consecutive record year of automotive platform work, while the Electronics Products and Hydraulics Products Groups continue to demonstrate the impact of prior cost reductions combined with end-user market recovery and entry into new markets and applications.  Additionally, the Engineering Technologies Group was bolstered by the acquisition of Metal Spinners impacting the full year of 2012 as compared to only three months of 2011.

Discussion of the performance of all of our Groups is more fully explained in the segment analysis that follows.

Income Taxes

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2013 was $15.9 million, or an effective rate of 26.0%, compared to $15.9 million, or an effective rate of 25.3% for the year ended June 30, 2012, and $14.9 million, or an effective rate of 28.2% for the year ended June 30, 2011.  Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, the amount of the Company's income or loss, the mix of income earned in the US versus outside the US, the effective tax rate in each of the countries in which we earn income, and any one time tax issues which occur during the period.  In 2014, we expect to return to a more normal tax rate in the range of 28.0% to 30.0% based on an anticipated increase in US-based taxable income within our overall business mix.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2013 was impacted by the following items: (i) a benefit of $0.4 million related to the retroactive extension of the R&D credit recorded during the third quarter, (ii) a benefit of $0.3 million related to a decrease in the statutory tax rate in the United Kingdom on prior period deferred tax liabilities recorded during the first and fourth quarters, (iii) a benefit of $1.0 million from the reversal of a deferred tax liability that was determined to be no longer required during the third quarter and (iv) a benefit of $2.8 million due to the mix of income earned in jurisdictions with beneficial tax rates.

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

Capital Expenditures

In general, our capital expenditures over the longer term are expected to be approximately equivalent to our annual depreciation costs.  In 2013, capital expenditures of $14.4 million began shifting back to our historical trend as we made strategic investments which supported productivity improvements, geographic expansion, and development of new product offerings.

Backlog

Total backlog includes amounts realizable beyond one year.  At June 30, 2013 total backlog increased $13.2 million or 11.0%

from $119.7 million to $132.9 million when compared to fiscal 2012.  The increase was driven by Electronics where the backlog increased 71.4% primarily due to backlog associated with the acquired Meder business and Engineering Technologies where the backlog increased 7.0% offset by decrease in Food Service Equipment, Hydraulics Products Group, and Engraving Groups.

Segment Analysis (in thousands)

Food Service Equipment

	2013 compared to 2012			2012 compared to 2011
			%			%
	2013	2012	Change	2012	2011	Change
Net sales	$394,878	$388,813	1.6%	$388,813	$365,523	6.4%
Income from operations	39,467	39,613	-0.4%	39,613	37,915	4.5%
Operating income margin	10.0%	10.2%		10.2%	10.4%

Net sales for fiscal 2013 increased $6.1 million, or 1.6%, when compared to the prior year.  The top line growth includes the negative effect of foreign exchange rates of $0.6 million in sales.  The Refrigerated Solutions (walk-in coolers and freezers and refrigerated cabinets) and Specialty Solutions groups grew approximately 4.0% and 5.1% year over year, respectively, while the Cooking Solutions Group net sales declined by 5.7% year over year.  The Refrigeration business continues to see strong sales to our quick-service restaurant chain customers, and we are seeing continued traction in the dollar store segment.  This strength is offset by weakness in the Drug Retail segment as new store construction is at reduced levels.  The Specialty Solutions Group growth was driven by double digit growth in the specialty merchandising and custom fabrication businesses through market share gains.  This growth was partially offset by a 7% decline in the global beverage pump business due to soft demand, particularly in the European markets.  The sales decline in the Cooking Solutions group was driven by the BKI division which experienced weakness in the US and UK which were negatively impacted by reduced capital spending in the supermarket segments, and a difficult year over year comparison due to a significant roll-out to a major US supermarket chain in fiscal 2012.  This decline was partially offset by 3.6% growth in the Cooking Group which primarily serves the restaurant and convenience store markets.  The new Standex Food Service Culinary Development Center was opened in the Dallas area in the 3rd quarter to be used for training, product development and key customer sales visits.  The new facility also serves as the new Cooking Group headquarters.

Income from operations for fiscal 2013 declined $0.1 million, or 0.4%, when compared to the prior year.  This includes the negative effect of foreign exchange rates of $0.1 million.  The Group’s return on sales decreased from 10.2% to 10.0% in the current year.  The positive impact of the year over year volume increase was partially offset by a combination of adverse product and customer mix changes, marketing cost increases and increased warranty costs in the beverage business.  The beverage business warranty issues have been largely resolved in Q4 and are not expected to have a significant impact on future results.  In response to these margin challenges, the Group has implemented multiple productivity improvement actions, including cost reductions through product redesign, metal cost reductions, and staff reductions, coupled with selective price increases.

Net sales for the year ended June 30, 2012 increased $23.3 million, or 6.4%, from the same period one year earlier. This includes a minor negative effect of foreign exchange rates of $0.1 million in sales.  The Refrigerated Solutions (walk-in coolers and freezers and refrigerated cabinets) and Cooking Solutions groups grew approximately 6.3% and 4.1% year over year, respectively, while the other Food Service Equipment businesses grew net sales by 9.1%.  The Refrigeration business continues to see strong sales across the board to our quick-service restaurant chain customers, and we are seeing continued traction in the dollar store segment where we are growing market share and the customer base.  From a product standpoint, we continue to see double-digit growth in our value line products and rack refrigeration systems.  Sales in Cooking Solutions were driven by US business at BKI, whereas AAI was negatively impacted by lower sales to major quick service chains and lower sales to UK retail accounts due to the macroeconomic conditions impacting that market.  Our equity investment and distribution agreement with Giorik SpA, an Italian manufacturer of “combi” ovens, has been well received by both the US and UK customers.

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

Engraving

	2013 compared to 2012			2012 compared to 2011
			%			%
	2013	2012	Change	2012	2011	Change
Net sales	$93,380	$93,611	-0.2%	$93,611	$85,258	9.8%
Income from operations	15,596	17,896	-12.9%	17,896	14,182	26.2%
Operating income margin	16.7%	19.1%		19.1%	16.6%

Net sales for the fiscal year 2013 remained flat, when compared to the prior year.  During the fourth quarter sales to automotive OEM’s in the mold texturing market softened as compared to the very strong sales level achieved in the prior year quarter.  The decline in mold texturizing sales occurred primarily in North America mold texturizing while both the Europe and China markets showed year over year growth.  During the fourth quarter sales in the Innovent core forming tool and rolls, plates and machinery businesses also declined.  We do expect strengthening in North American mold texturizing sales in fiscal 2014 as we have reasonable visibility of new launch awards at our global automotive customers.

Income from operations in fiscal year 2013 decreased by $2.3 million, or 12.9%, when compared to the prior year.  Unfavorable performance was primarily driven by one-time costs related to moving our Brazilian operations, start-up of our MT Korea operation and lower fourth quarter demand in North America.

Net sales for the fiscal year 2012 increased $8.4 million, or 9.8%, from 2011 levels at $93.6 million compared to $85.3 million in the prior year.  Foreign exchange had an unfavorable impact on sales of $0.9 million in fiscal year 2012.  Our mold texturizing businesses continued to demonstrate strong top line growth on a global basis due to the release of new automotive programs, which also created an improved product mix due to their generally higher margins.

Income from operations in 2012 increased by $3.7 million, or 26.2%, when compared to 2011.  During 2012, we demonstrated our ability to favorably leverage sales growth as we expand the use of lean enterprise techniques.  We also continued to develop and globalize market leading technology in order to further improve profitability.

Engineering Technologies

	2013 compared to 2012			2012 compared to 2011
			%			%
	2013	2012	Change	2012	2011	Change
Net sales	$74,838	$74,088	1.0%	$74,088	$61,063	21.3%
Income from operations	13,241	14,305	-7.4%	14,305	12,606	13.5%
Operating income margin	17.7%	19.3%		19.3%	20.6%

Net sales in the fiscal year 2013 increased $0.8 million, or 1.0%, when compared to the prior year.  Sale growth in the aerospace and energy markets was offset by declines in the oil and gas segment.  The aerospace segment increased from prior year levels due to strong demand for unmanned space launch vehicles.  The land based gas turbine business improved significantly year-over-year due to strong demand from several of our OEM customers.  Sales to the oil and gas segment were down as the prior year benefited from several very large offshore platform projects which did not repeat in the current year.  The aviation market was down from prior year due to order phasing and the defense market was up slightly over the prior year.

Income from operations in the fiscal year 2013 decreased $1.1 million, or 7.4%, when compared to the prior year.  This decrease is primarily due to the impact of reduced sales in the higher margin oil and gas markets.

Net sales in the fiscal year 2012 increased $13.0 million or 21.3%, when compared to the prior year.  The increase is a result of the full year impact of the acquisition of Metal Spinners Group.  Negative organic growth of 11.3% occurred in our legacy businesses as increases in the Aerospace segment at Spincraft were more than offset by declines in the energy, aviation and the defense markets.  As expected, the Energy business was down significantly year-over-year as one of our major customers implemented an inventory correction program.

For the fiscal year ending June 30, 2012, income from operations increased $1.7 million, or 13.5%, when compared to the prior year.  This increase was driven by full year impact of the acquisition of Metal Spinners.  The improvement from Metal Spinners was offset by the impact of reduced sales volume at Spincraft.

Electronics Products

	2013 compared to 2012			2012 compared to 2011
			%			%
	2013	2012	Change	2012	2011	Change
Net sales	$108,085	$48,206	124.2%	$48,206	$46,600	3.4%
Income from operations	16,147	8,715	85.3%	8,715	7,551	15.4%
Operating income margin	14.9%	18.1%		18.1%	16.2%

Net sales in the fiscal year 2013 increased $59.9 million, or 124.2%, when compared to the prior year.  This increase includes the impact of $55.1 million from the acquisition of Meder and $4.8 million of organic growth driven by increased sales from the new sensor programs launched over the past 18 months partially offset by lower sales in magnetic products.

Income from operations in the fiscal year 2013 increased $7.4 million, or 85.3%, when compared to the prior year.  This increase was primarily driven by the Meder acquisition.  The integration of the Meder acquisition continued successfully throughout the year with a focus on identifying and implementing both sales and cost synergies.  Thus far, we identified and had substantially implemented by the end of the fiscal year approximately $4.0 million of cost synergies.  These cost synergies were primarily the result of procurement savings and the consolidation of our sales and production facilities in China into a single facility.  Income from the Meder acquisition was accretive to earnings inclusive of $1.5 million in purchase accounting expenses primarily related to a one time step up of inventory to fair value.

Electronics net sales increased $1.6 million, or 3.4% in 2012 when compared to the prior year.  Sales growth was negatively impacted during the first three quarters of 2012 as we experienced soft demand for reed switches, particularly in the Asia Pacific region, and soft demand from a number of larger OEM accounts for sensors and magnetic products.  However, sales strengthened significantly in the fourth quarter as we benefited from a number of new products and customer project launches within the automotive, appliance, medical, and HVAC sensor and magnetic markets and strengthening demand for reed switches.

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

Hydraulics Products

	2013 compared to 2012			2012 compared to 2011
			%			%
	2013	2012	Change	2012	2011	Change
Net sales	$30,079	$29,922	0.5%	$29,922	$22,925	30.5%
Income from operations	4,968	4,403	12.8%	4,403	2,436	80.7%
Operating income margin	16.5%	14.7%		14.7%	10.6%

Net sales in the fiscal year 2013 increased $0.2 million, or 0.5%, when compared to the prior year.  Continued market share gains in the North American refuse market coupled with growth in the aftermarket segment was offset by softness in the traditional North American dump truck and trailer and export markets.  In many cases end users continue to hold off in making capital investments until absolutely necessary.  We have successfully penetrated several large roll off container refuse vehicle OEM’s by leveraging our engineering expertise and low cost manufacturing position provided by our factory in Tianjin, China.  We also have recently launched a new telescopic cylinder product line for the garbage truck refuse markets that two large OEM customers are now utilizing.  We are currently expanding the capacity of our Chinese facility as we expect to continue to drive sales growth by utilizing our low cost position to further penetrate both rod and telescopic cylinder product applications for our global customer base.  This expansion geographically includes Australia, South America, Germany, and Central America.

Income from operations in the fiscal year 2013 increased $0.6 million or 12.8% when compared to the prior year.  This increase in annual income from operations can be attributed to cost containment and improvements in both process and productivity during the year in both North America and China.

Net sales in 2012 for the Hydraulics Products Group increased $7.0 million, or 30.5% when compared to 2011.  Diversification into other markets in 2012 was a major contributor to the growth, as demonstrated by market share gains at several North American refuse market OEMs.  The manufacturing facility in Tianjin, China was also a factor in our top line growth, as this facility began producing both rod and telescopic cylinders for global customers.  The ability to offer our engineering expertise on a global basis combined with manufacturing locations in the United States and a low cost operation in China allowed us to penetrate markets where we previously could not be competitive.  Expansion of business geographically into areas such as Southeast Asia, Australia, Central America and South America contributed to the increase outside of our historical focus on the North American market.

Income from operations for 2012 increased $2.0 million or 80.7% when compared to 2011.  This increase in annual income from operations can be attributed to leveraging the top line growth, cost containment and process and productivity improvements.

Corporate, Restructuring and Other

	2013 compared to 2012			2012 compared to 2011
			%			%
	2013	2012	Change	2012	2011	Change
Income (loss) from operations:
Corporate	$(22,924)	$(23,443)	-2.2%	$(23,443)	$(20,959)	11.9%
Gain on sale of real estate	-	4,776	-100.0%	4,776	3,368	41.8%
Restructuring	(2,666)	(1,685)	58.2%	(1,685)	(1,843)	-8.6%

Corporate expenses in the fiscal year 2013 decreased $0.5 million, or 2.2% when compared to the prior year.  The decrease is primarily driven by a gain of $2.3 million resulting from the termination of the retiree life insurance benefit and lower incentive compensation expense of $2.3 million partially offset by an increase of $1.3 million in pension expense and $2.8 million of legal settlement costs, presented in “Item 3. Legal Proceedings”.

Corporate expenses in 2012 increased $2.5 million, or 11.9% as compared to 2011, driven primarily by increased management bonus and stock compensation expense related to exceeding performance targets for the year.

The Company recorded a gain of $4.8 million during 2012 related to the sale of an Engraving Group facility in Sao Paolo, Brazil.

Restructuring expenses reflect costs associated with the Company’s efforts to continuously improve operational efficiency and expand globally in order to remain competitive in the end-user markets we serve.  Each year the Company incurs costs for actions to size its businesses to a level appropriate for current economic conditions and to improve its cost structure to improve our competitive posture and operating margins.  Restructuring expenses result from numerous individual actions implemented across the Company’s various operating divisions on an ongoing basis which include costs for moving facilities to low-cost locations, starting up plants after relocation, curtailing/downsizing operations because of changing economic conditions, and other costs resulting from asset redeployment decisions.  Shutdown costs include severance, benefits, stay bonuses, lease and contract terminations, and asset write-downs.  In addition to the costs of moving fixed assets, start-up and moving costs include employee training and relocation.  Vacant facility costs include maintenance, utilities, property taxes, and other costs.

Restructuring expense of $2.7 million in the fiscal year 2013 is primarily composed of $2.0 million in the Engraving Group for ongoing headcount reductions in our European operations and the relocation of our Brazil facility, and $0.4 million in Electronics, where we are eliminating redundant positions due to the Meder acquisition.

During 2012 the Company incurred restructuring expense of $1.7 million.  These expenses primarily related to the relocation of Tri-Star manufacturing operations to Nogales, Mexico, the consolidation of Kool Star into our Master-Bilt operations in Mississippi, and ongoing headcount reductions in our European Engraving operations.

The Company currently expects to incur between $8.0 and $9.0 million of restructuring expense in 2014, including the cost to complete actions initiated before the end of 2013 and actions anticipated to be approved and initiated during 2014.

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

The following table summarizes the Company’s discontinued operations activity, by operation, for the years ended June 30, 2013, 2012 and 2011 (in thousands):

	Year Disposed	2013	2012	2011
Sales:
Air Distribution Products Group	2012	$-	$43,537	$52,384

Income (loss) before taxes:
Air Distribution Products Group	2012	(451)	(24,871)	(2,841)
Berean Christian Bookstores	2007	(12)	(184)	(635)
Other loss from discontinued operations		(195)	(269)	(490)
Income (loss) before taxes from discontinued operations		(658)	(25,324)	(3,966)
(Provision) benefit for tax		184	9,322	1,307
Net income (loss) from discontinued operations		$(474)	$(16,002)	$(2,659)

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities from continuing operations for the year ended June 30, 2013 was $63.5 million, compared to $47.4 million for the same period in 2012.  The Company’s working capital reduction efforts during 2013 generated $6.6 million in cash during the year as compared to a working capital build in 2012 which used $5.9 million in cash during the year.  The 2012 working capital use of cash was primarily in accounts receivable and was associated with increased sales volume in the year.  Additionally, the Company made $4.5 million of contributions to its defined benefit pension plans in 2013 as compared to $7.3 million of contributions in 2012.

Net cash used in investing activities from continuing operations for the year ended June 30, 2013 was $52.7 million, consisting primarily of $39.6 million for the acquisition of Meder, $14.1 million for capital expenditures, offset by $1.0 million of insurance proceeds related to corporate owned life insurance policies.

Net cash used in financing activities for continuing operations for the year ended June 30, 2013, was $10.9 million consisting primarily of dividends paid of $3.9 million, and repurchased treasury stock of $8.5 million.

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

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Agreement”), to interest expense for the trailing twelve months of at least 3:1.  Adjusted EBIT per the Credit Agreement specifically excludes extraordinary and certain other defined items such as non-cash restructuring and acquisition-related charges up to $2.0 million, and goodwill impairment. At June 30, 2013, the Company’s Interest Coverage Ratio was 27.5:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the credit agreement, calculated as Adjusted EBIT per the Credit Agreement plus Depreciation and Amortization, may not exceed 3.5:1. At June 30, 2013, the Company’s Leverage Ratio was 0.73:1.

As of June 30, 2013, we had borrowings under the new facility of $50.0 million.  As of June 30, 2013, the effective rate of interest for outstanding borrowings under the new facility was 3.65%.

Funds borrowed under the new facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the new facility.  We expect to spend between $17.0 and $19.0 million on capital expenditures during 2014, and expect that depreciation and amortization expense will be between $13.0 and $14.0 million and $2.0 and $3.0 million, respectively.

In order to manage our interest rate exposure, we are party to $50.0 million of floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 2.29%.

The following table sets forth our capitalization at June 30, (in thousands):

	2013	2012
Long-term debt	$50,072	$50,000
Less cash	51,064	54,749
Net (cash) debt	(992)	(4,749)
Stockholders’ equity	290,988	242,907
Total capitalization	$289,996	$238,158

Stockholders’ equity increased year over year primarily as a result of changes in unrealized pension gains of $13.3 million.  Also affecting equity were net income of $45.4 million, dividends of $4.0 million, unfavorable foreign currency movements of $4.0 million, and favorable changes in the fair value of derivative instruments of $0.5 million.  The remaining changes are attributable to treasury stock activity, offset by the additional paid in capital increases associated with stock-based compensation in the current year.  The Company's net (cash) debt to capital percentage decreased from -2.0% to -0.3% in 2013 due to $39.6 million paid for the Meder acquisition, the contribution of current year net income to retained earnings, and the aforementioned changes to accumulated other comprehensive income resulting from unrealized pension gains.

We sponsor a number of defined benefit and defined contribution retirement plans.  The fair value of the Company's U.S. pension plan assets was $200.2 million at June 30, 2013 and the projected benefit obligation in the U.S. was $227.9 million at that time.   In June 2012, the Moving Ahead for Progress in the 21st Century (“MAP 21”) bill was signed into law by Congress.  Based on changes in pension funding provisions under MAP 21, we made a $3.25 million contribution during July 2012 due to its favorable treatment under the bill and retroactive treatment under the Pension Protection Act (“PPA”).  As a result of this contribution and an additional $6 million contribution made in June 2012, the plan is 100% funded under PPA rules at June 30, 2013, and we do not expect to make mandatory contributions to the plan until 2017.  We do not expect contributions to our other defined benefit plans to be material in 2014.

The Company’s pension plan for U.S. salaried employees was frozen as of December 31, 2007, and participants in the plan ceased accruing future benefits.  The Company’s pension plan for U.S. hourly employees was frozen for substantially all participants as of July 31, 2013, and replaced with a defined contribution benefit plan.  Based on changes to the plan in 2014, the Company expects to record a reduction in U.S. non-cash pension plan expense of $2.6 million as compared to 2013, which will be partially offset by increased expenses associated with the implementation of the defined contribution benefit program.

We have evaluated the current and long-term cash requirements of our defined benefit and defined contribution plans as of June 30, 2013 and determined our operating cash flows from continuing operations and available liquidity are expected to be sufficient to cover the required contributions under ERISA and other governing regulations.

We have an insurance program for certain retired key executives that have underlying policies with a cash surrender value at June 30, 2013 of $16.9 million and are reported net of loans of $9.5 million for which we have the legal right of offset.  These policies have been purchased to fund supplemental retirement income benefits.

Contractual obligations of the Company as of June 30, 2013 are as follows (in thousands):

	Payments Due by Period
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years
Long-term debt obligations	$50,072	$-	$-	$50,072	$-
Operating lease obligations	21,359	5,390	8,290	4,188	3,491
Estimated interest payments [1]	4,222	1,603	2,271	348	-
Post-retirement benefit payments [2]	210	36	66	40	68
Total	$75,863	$7,029	$10,627	$54,648	$3,559

1 Estimated interest payments are based upon effective interest rates as of June 30, 2013, and include the impact of interest rate swaps.  See Item 7A for further discussions surrounding interest rate exposure on our variable rate borrowings.

2 Post-retirement benefit payments are based upon current benefit payment levels.

At June 30, 2013, we had $0.8 million of non-current liabilities for uncertain tax positions.  We are not able to provide a reasonable estimate of the timing of future payments related to these obligations.

Off Balance Sheet Items

In March 2012, the Company sold substantially all of the assets of the ADP business.  In connection with the divestiture, the Company remained the lessee of ADP’s Philadelphia, PA facility and administrative offices, with the purchaser subleasing a fractional portion of the building at current market rates.  In connection with the transaction, the Company recognized a lease impairment charge of $2.3 million for the remaining rental expense.  The Company’s aggregate obligation with respect to the lease is $2.4 million, of which $1.7 million was recorded as a liability at June 30, 2013.  Additionally, the Company remained an obligor on an additional facility lease that was assumed in full by the buyer, for which our aggregate obligation in the event of default by the buyer is $1.0 million.  With the exception of the impaired portion of the Philadelphia lease, the Company does not expect to make any payments with respect to these obligations.  The buyer’s obligations under the respective sublease and assumed lease are secured by a cross-default provision in the purchaser’s promissory note for a portion of the purchase price which is secured by mortgages on the ADP real estate sold in the transaction.

In connection with the sale of the Berean Christian Bookstores completed in August 2006, we assigned all but one lease to the buyers.  During June 2009, the Berean business filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  The Berean assets were subsequently resold under section 363 of the Code.  The new owners of the Berean business have negotiated lower lease rates and extended lease terms at certain of the leased locations.  We remain an obligor on these leases, but at the renegotiated rates and to the original term of the leases.  The aggregate amount of our obligations in the event of default is $0.8 million at June 30, 2013, of which $.08 million is not recorded on our balance sheet as a liability based on management’s assessment of the likelihood of loss.

We had no other material off balance sheet items at June 30, 2013, other than the operating leases summarized above.

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

Foreign Currency Translation – Our primary functional currencies used by our non-U.S. subsidiaries are the Euro, British Pound Sterling (Pound), Mexican (Peso), and Chinese (Yuan).  During the current year, the Euro, Yuan, and Peso have experienced increases but the Pound decreased in value relative to the U.S. Dollar, our reporting currency.  Since June 30, 2012 the Euro has appreciated by 2.8%, the Yuan has appreciated by 2.6%, the Peso has appreciated by 4.9% and the Pound has depreciated by 3.1% (all relative to the U.S. Dollar).  These exchange values were used in translating the appropriate non-U.S. subsidiaries’ balance sheets into U.S. Dollars at the end of the current year.

Defined Benefit Pension Plans – We record expenses related to these plans based upon various actuarial assumptions such as discount rates and assumed rates of returns.  Based on actions taken to freeze benefits for substantially all participants in the plan and current assumptions, we are projecting a decrease of $2.6 million, or $0.13 per diluted share, of reduced expense related to our legacy U.S. plan in 2014 compared to 2013.

Environmental Matters – To the best of our knowledge, we believe that we are presently in substantial compliance with all existing applicable environmental laws and regulations and do not anticipate any instances of non-compliance that will have a material effect on our future capital expenditures, earnings or competitive position.

Seasonality – We are a diversified business with generally low levels of seasonality, however our fiscal third quarter is typically the period with the lowest level of activity.

Employee Relations – The Company has labor agreements with a number of union locals in the United States and a number of European employees belong to European trade unions.  There are two union contracts expiring during fiscal year 2014.  One has already been successfully renegotiated.

Critical Accounting Policies

The Consolidated Financial Statements include accounts of the Company and all of our subsidiaries.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements.  Although, we believe that materially different amounts would not be reported due to the accounting policies described below, the application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  We have listed a number of accounting policies which we believe to be the most critical.

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

Our annual impairment testing at each reporting unit relied on assumptions surrounding general market conditions, short-term growth rates, a terminal growth rate of 2.5%, and detailed management forecasts of future cash flows prepared by the relevant reporting unit.  Fair values were determined primarily by discounting estimated future cash flows at a weighted average cost of capital of 9.89%.  An increase in the weighted average cost of capital of approximately 350 basis points in the analysis would not result in the identification of any impairments.

While we believe that our estimates of future cash flows are reasonable, changes in assumptions could significantly affect our valuations and result in impairments in the future.  The most significant assumption involved in the Company’s determination of fair value is the cash flow projections of each reporting unit.  Certain reporting units have been significantly impacted by the current global economic downturn and if the effects of the current global economic environment are protracted or the recovery is slower than we have projected estimates of future cash flows for each reporting unit may be insufficient to support the carrying value of the reporting units, requiring the Company to re-assess its conclusions related to fair value and the recoverability of goodwill.

As a result of our annual assessment, the Company determined that the fair value of the reporting units and indefinite-lived intangible assets exceeded their respective carrying values.  Therefore, no impairment charges were recorded in connection with our assessments during 2013.

In connection with the divestiture of ADP, the Company determined that based on the net realizable value of the business in the transaction, the goodwill of the ADP reporting unit was impaired.  As such, the Company recognized $14.9 million in impairment charges in discontinued operations during the second quarter of 2012.

Cost of Employee Benefit Plans – We provide a range of benefits to our employees, including pensions and some postretirement benefits.  We record expenses relating to these plans based upon various actuarial assumptions such as discount rates, assumed rates of return, compensation increases, turnover rates, and health care cost trends.  The expected return on plan assets assumption of 7.25% in the U.S. is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.  We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets as well as our current expectations for long-term rates of returns for our pension assets.  The U.S. discount rate of 5.1% reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.  We review our actuarial assumptions, including discount rate and expected long-term rate of return on plan assets, on at least an annual basis and make modifications to the assumptions based on current rates and trends when appropriate.  Based on information provided by our actuaries and other relevant sources, we believe that our assumptions are reasonable.

The cost of employee benefit plans includes the selection of assumptions noted above.  A twenty-five basis point change in the expected return on plan assets assumptions, holding our discount rate and other assumptions constant, would increase or decrease pension expense by approximately $0.5 million per year.  A twenty-five basis point change in our discount rate, holding all other assumptions constant, would increase or decrease pension expense by approximately $0.3 million annually.  See the Notes to the Consolidated Financial Statements for further information regarding pension plans.

Business Combinations - The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business and the allocation of those cash flows to identifiable intangible assets in determining the estimated fair values for assets acquired and liabilities assumed.  The fair values assigned to tangible and intangible assets acquired and liabilities assumed, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.  If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets.

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities", which clarifies the scope of the offsetting disclosures of ASU 2011-11.  This amendment requires disclosing and reconciling gross and net amounts for financial instruments that are offset in the balance sheet, and amounts for financial instruments that are subject to master netting arrangements and other similar clearing and repurchase arrangements.  We adopted ASU 2013-01 effective January 1, 2013, which did not have a material impact on our disclosures

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”).  This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI.  The new guidance will be effective for us beginning July 1, 2013.  Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity.  This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.  The new guidance will be effective for us beginning July 1, 2014.  We do not anticipate material impacts on our financial statements upon adoption.

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

Exchange Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend payments, loan payments, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At June 30, 2013 and 2012, the fair value, in the aggregate, of the Company’s open foreign exchange was $1.4 million and $0.3 million respectively.

Our primary translation risk is with the Euro, British Pound Sterling, and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at June 30, 2013, would not result in a material change in our operations, financial position, or cash flows.  We do not hedge our translation risk.  As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate

The Company’s effective rate on variable-rate borrowings under the revolving credit agreement is 3.65% and 3.67% at June 30, 2013 and 2012, respectively.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings. From time to time, we will use interest rate swap agreements to modify our exposure to interest rate movements.  We currently have a $50.0 million of floating to fixed rate swaps with terms ranging from two to five years.  These swaps convert our interest payments from LIBOR to a weighted average rate of 2.29%.  Due to the impact of the swaps, an increase in interest rates would not materially impact our annual interest expense at June 30, 2013.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of June 30, 2013, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

Item 8.  Financial Statements and Supplementary Data

Consolidated Balance Sheets

Standex International Corporation and Subsidiaries
As of June 30 (in thousands, except share data)	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$51,064	$54,749
Accounts receivable, net	102,268	99,432
Inventories	84,956	73,076
Prepaid expenses and other current assets	7,776	6,255
Income taxes receivable	-	3,568
Deferred tax asset	12,237	12,190
Total current assets	258,301	249,270

Property, plant, equipment, net	95,020	82,563

Intangible assets, net	25,837	19,818
Goodwill	111,905	100,633
Deferred tax asset	-	6,618
Other non-current assets	19,510	20,909
Total non-current assets	252,272	230,541

Total assets	$510,573	$479,811

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$69,854	$62,113
Accrued liabilities	46,981	51,124
Income taxes payable	1,638	3,548
Total current liabilities	118,473	116,785

Long-term debt	50,072	50,000
Deferred income taxes	7,838	4,644
Pension obligations	33,538	53,550
Other non-current liabilities	9,664	11,925
Total non-current liabilities	101,112	120,119

Commitments and Contingencies (Notes 11 and 12)

Stockholders' equity:
Common stock, par value $1.50 per share -
60,000,000 shares authorized, 27,984,278
issued, 12,549,806 and 12,523,866 shares
outstanding in 2013 and 2012	41,976	41,976
Additional paid-in capital	37,199	34,928
Retained earnings	546,031	505,163
Accumulated other comprehensive loss	(65,280)	(75,125)
Treasury shares (15,434,472 shares in 2013
and 15,460,412 shares in 2012)	(268,938)	(264,035)
Total stockholders' equity	290,988	242,907

Total liabilities and stockholders' equity	$510,573	$479,811

See notes to consolidated financial statements.

Consolidated Statements of Operations

Standex International Corporation and Subsidiaries
For the Years Ended June 30 (in thousands, except per share data)	2013	2012	2011
Net sales	$701,260	$634,640	$581,369
Cost of sales	475,164	426,156	389,831
Gross profit	226,096	208,484	191,538

Selling, general and administrative	159,601	146,995	137,807
Gain on sale of real estate	-	(4,776)	(3,368)
Restructuring costs	2,666	1,685	1,843

Income from operations	63,829	64,580	55,256

Interest expense	2,469	2,280	2,107
Other, net	128	(519)	201
Total	2,597	1,761	2,308

Income from continuing operations before income taxes	61,232	62,819	52,948
Provision for income taxes	15,910	15,912	14,922
Income from continuing operations	45,322	46,907	38,026

Income (loss) from discontinued operations, net of tax	(474)	(16,002)	(2,659)

Net income	$44,848	$30,905	$35,367

Basic earnings per share:
Income (loss) from continuing operations	$3.61	$3.75	$3.05
Income (loss) from discontinued operations	(0.04)	(1.28)	(0.22)
Total	$3.57	$2.47	$2.83

Diluted earnings per share:
Income (loss) from continuing operations	$3.55	$3.67	$2.98
Income (loss) from discontinued operations	(0.04)	(1.25)	(0.21)
Total	$3.51	$2.42	$2.77

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

Standex International Corporation and Subsidiaries

For the Years Ended June 30, 2013 (in thousands)	2013	2012	2011

Net income (loss)	$44,848	$30,905	$35,367
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$12,640	$(38,283)	$14,971
Amortization of unrecognized costs	8,701	5,603	5,193
Derivative instruments:
Change in unrealized gains and losses	(195)	(1,987)	(1,295)
Amortization of unrealized gains and losses into interest expense	1,050	820	780
Foreign currency translation adjustments	(4,025)	(7,847)	9,075
Other comprehensive income (loss) before tax	$18,171	$(34,667)	$28,724

Income tax provision (benefit):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$(4,836)	$13,848	$(5,428)
Amortization of unrecognized costs	(3,165)	(2,793)	(1,933)
Derivative instruments:
Change in unrealized gains and losses	75	752	434

Amortization of unrealized gains and losses into interest expense	(400)	(310)	(269)
Income tax provision benefit to other comprehensive income (loss)	$(8,326)	$11,497	$(7,196)
Other comprehensive income (loss), net of tax	9,845	(23,170)	21,528
Comprehensive income (loss)	$54,693	$7,735	$56,895

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

Standex International Corporation and Subsidiaries					Accumulated
		Additional			Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
For the Years Ended June 30 (in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance, June 30, 2010	$41,976	$31,460	$445,313	$(66,456)	15,536	$(260,230)	$192,063
Stock issued for employee stock option and
purchase plans, including related income tax benefit		(2,037)			(183)	3,078	1,041
Stock-based compensation		3,805					3,805
Treasury stock acquired					183	(5,237)	(5,237)
Comprehensive income:
Net Income			35,367				35,367
Foreign currency translation adjustment				9,075			9,075
Pension and OPEB adjustments, net of tax of ($7.4)
million				12,803			12,803
Change in fair value of derivatives, net of tax of $0.2
million				(350)			(350)
Dividends paid ($.23 per share)			(2,954)				(2,954)
Balance, June 30, 2011	$41,976	$33,228	$477,726	$(44,928)	15,536	$(262,389)	$245,613
Stock issued for employee stock option and
purchase plans, including related income tax benefit
and other		(2,156)			(229)	3,875	1,719
Stock-based compensation		3,856					3,856
Treasury stock acquired					154	(5,521)	(5,521)
Comprehensive income:
Net Income			30,905				30,905
Foreign currency translation adjustment				(7,847)			(7,847)
Pension and OPEB adjustments, net of tax of $11.1
million				(21,625)			(21,625)
Change in fair value of derivatives, net of tax of $0.4
million				(725)			(725)
Dividends paid ($.27 per share)			(3,468)				(3,468)
Balance, June 30, 2012	$41,976	$34,928	$505,163	$(75,125)	15,461	$(264,035)	$242,907
Stock issued for employee stock option and
purchase plans, including related income tax benefit
and other		(1,072)			(210)	3,606	2,534
Stock-based compensation		3,343					3,343
Treasury stock acquired					184	(8,509)	(8,509)
Comprehensive income:
Net Income			44,848				44,848
Foreign currency translation adjustment				(4,025)			(4,025)
Pension and OPEB adjustments, net of tax of ($8.0)

million				13,340			13,340
Change in fair value of derivatives, net of tax of
($0.3) million				530			530
Dividends paid ($.31 per share)			(3,980)				(3,980)
Balance, June 30, 2013	$41,976	$37,199	$546,031	$(65,280)	15,435	$(268,938)	$290,988

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Standex International Corporation and Subsidiaries
For the Years Ended June 30 (in thousands)	2013	2012	2011
Cash Flows from Operating Activities
Net income	$44,848	$30,905	$35,367
Income (loss) from discontinued operations	(474)	(16,002)	(2,659)
Income (loss) from continuing operations	45,322	46,907	38,026

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,547	13,490	13,274
Stock-based compensation	3,343	3,768	3,805
Deferred income taxes	(2,402)	2,376	(673)
Non-cash portion of restructuring charge	(31)	81	485
(Gain)/loss on sale of real estate	-	(4,776)	(3,368)
Increase/(decrease) in cash from changes in assets and liabilities, net of effects from discontinued operations and business acquisitions:
Accounts receivables, net	3,001	(5,883)	(2,535)
Inventories	(215)	876	(11,845)
Contributions to defined benefit plans	(4,578)	(7,268)	(506)
Prepaid expenses and other	(3,294)	(2,742)	(1,296)
Accounts payable	3,832	(651)	12,665
Accrued payroll, employee benefits and other liabilities	2,228	4,375	6,019
Income taxes payable	696	(3,112)	6,783
Net cash provided by operating activities from continuing operations	63,449	47,441	60,834
Net cash used for operating activities from discontinued operations	(3,268)	(3,775)	(4,497)
Net cash provided by operating activities	60,181	43,666	56,337
Cash Flows from Investing Activities
Expenditures for capital assets	(14,147)	(9,936)	(5,919)
Expenditures for acquisitions, net of cash acquired	(39,613)	-	(26,603)
Expenditures for executive life insurance policies	(435)	(476)	(514)
Proceeds withdrawn from life insurance policies	1,480	152	415
Proceeds from sale of real estate and equipment	28	5,207	5,746
Other investing activity	-	(2,367)	(1,242)
Net cash provided by (used for) investing activities from continuing operations	(52,687)	(7,420)	(28,117)
Net cash provided by (used for) investing activities from discontinued operations	-	16,004	(132)
Net cash provided by (used for) investing activities	(52,687)	8,584	(28,249)
Cash Flows from Financing Activities
Proceeds from borrowings	121,000	210,500	73,000
Payments of debt	(121,785)	(210,300)	(116,500)
Short-term borrowings, net	-	(1,800)	1,800
Stock issued under employee stock option and purchase plans	279	316	342
Excess tax benefit associated with stock option exercises	1,990	649	247

Cash dividends paid	(3,891)	(3,383)	(2,875)
Purchase of treasury stock	(8,509)	(5,521)	(5,237)
Net cash used for financing activities from continuing operations	(10,916)	(9,539)	(49,223)
Net cash used for financing activities from discontinued operations	-	-	-
Net cash used for financing activities	(10,916)	(9,539)	(49,223)

Effect of exchange rate changes on cash	(263)	(2,369)	1,912

Net change in cash and cash equivalents	(3,685)	40,342	(19,223)
Cash and cash equivalents at beginning of year	54,749	14,407	33,630
Cash and cash equivalents at end of year	$51,064	$54,749	$14,407

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$2,193	$1,792	$1,837
Income taxes, net of refunds	$14,018	$13,377	$5,673

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

The Company considers events or transactions that occur after the balance sheet date, but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  We evaluated subsequent events through the date and time our consolidated financial statements were issued.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments purchased with a maturity of three months or less.  These investments are carried at cost, which approximates fair value.  At June 30, 2013 and 2012, the Company’s cash was comprised solely of cash on deposit.

Trading Securities

The Company purchases investments in connection with the KEYSOP Plan for certain retired executives and for its non-qualified defined contribution plan for employees who exceed certain thresholds under our traditional 401(k) plan.  These investments are classified as trading and reported at fair value.  The investments generally consist of mutual funds, are included in other non-current assets and amounted to $2.5 million and $3.5 million at June 30, 2013 and 2012, respectively.  Gains and losses on these investments are recorded as other non-operating income (expense), net in the Consolidated Statements of Operations.

Accounts Receivable Allowances

The Company has provided an allowance for doubtful accounts reserve which represents the best estimate of probable loss inherent in the Company’s account receivables portfolio.  This estimate is derived from the Company’s knowledge of its end markets, customer base, products, and historical experience.

The changes in the allowances for uncollectible accounts during 2013, 2012, and 2011 were as follows (in thousands):

	2013	2012	2011
Balance at beginning of year	$1,986	$2,201	$1,882
Provision charged to expense	453	366	697
Write-offs, net of recoveries	(107)	(581)	(378)
Balance at end of year	$2,332	$1,986	$2,201

Inventories

Inventories are stated at the lower of (first-in, first-out) cost or market.

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

Goodwill and Identifiable Intangible Assets

All business combinations are accounted for using the acquisition method, and goodwill and identifiable intangible assets, with indefinite lives, are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise.  Identifiable intangible assets that are not deemed to have indefinite lives are amortized on an accelerated basis over the following useful lives:

Customer relationships	5 to 16 years
Patents	12 years
Non-compete agreements	5 to 10 years
Other	10 years
Trade names	Indefinite life

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

Level 2 – Inputs, other than quoted prices in an active market, that are observable either directly or indirectly through correlation with market data.   For foreign exchange forward contracts and interest rate swaps, the Company values the instruments based on the market price of instruments with similar terms, which are based on spot and forward rates as of the balance sheet dates.  For pension assets held in commingled funds (see Note 17 – Employee Benefit Plans) the Company values investments based on the net asset value of the funds, which are derived from the quoted market prices of the underlying fund holdings.  The Company has considered the creditworthiness of counterparties in valuing all assets and liabilities.

Level 3– Unobservable inputs based upon the Company’s best estimate of what market participants would use in pricing the asset or liability.

We did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy at June 30, 2013 and 2012.

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

The fair values of our financial instruments at June 30, 2013 and 2012 were (in thousands):

	2013
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - deferred compensation plan	$2,478	$2,478	$-	$-
Foreign Exchange contracts	37		37	-

Financial Liabilities
Foreign Exchange contracts	$1,443	$-	$1,443	$-
Interest rate swaps	1,875	-	1,875	-

	2012

	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - KEYSOP assets	$1,847	$1,847	$-	$-
Marketable securities - deferred compensation plan	1,697	1,697	-	-
Foreign Exchange contracts	96	-	96	-

Financial Liabilities
Foreign Exchange contracts	$231	$-	$231	$-
Interest rate swaps	2,734	-	2,734	-

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

Research and Development

Research and development expenditures are expensed as incurred.  Total research and development costs, which are classified under selling, general, and administrative expenses, were $4.4 million, $4.4 million, and $4.0 million for the years ended June 30, 2013, 2012, and 2011, respectively.

Warranties

The expected cost associated with warranty obligations on our products is recorded when the revenue is recognized.  The estimate of warranty cost is based on contract terms and historical warranty loss experience that is periodically adjusted for recent actual experience. Since warranty estimates are forecasts based on the best available information, claims costs may differ from amounts provided.  Adjustments to initial obligations for warranties are made as changes in the obligations become reasonably estimable.

The changes in warranty reserve, which are recorded as accrued liabilities, during 2013, 2012, and 2011 were as follows (in thousands):

	2013	2012	2011
Balance at beginning of year	$6,083	$5,131	$4,761
Warranty expense	5,090	4,459	2,685
Warranty claims	(4,062)	(3,507)	(2,315)
Balance at end of year	$7,111	$6,083	$5,131

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

Earnings Per Share

(share amounts in thousands)	2013	2012	2011
Basic – Average Shares Outstanding	12,561	12,517	12,475
Effect of Dilutive Securities – Stock Options and
Restricted Stock Awards	219	270	277
Diluted – Average Shares Outstanding	12,780	12,787	12,752

Both basic and dilutive income is the same for computing earnings per share.  There were no outstanding instruments that had an anti-dilutive effect at June 30, 2013, 2012 and 2011.

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities", which clarifies the scope of the offsetting disclosures of ASU 2011-11.  This amendment requires disclosing and reconciling gross and net amounts for financial instruments that are offset in the balance sheet, and amounts for financial instruments that are subject to master netting arrangements and other similar clearing and repurchase arrangements.  We adopted ASU 2013-01 effective January 1, 2013, which did not have a material impact on our disclosures

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”).  This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI.  The new guidance will be effective for us beginning July 1, 2013.  Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity.  This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.  The new guidance will be effective for us beginning July 1, 2014. We do not anticipate material impacts on our financial statements upon adoption.

2.  ACQUISITIONS

In July 2012, the Company acquired Meder electronic AG (“Meder”), a German manufacturer of magnetic reed switch, reed relay, and reed sensor products.  Meder, whose products and geographic markets are complementary to Standex Electronics, is reported under the Electronics Products Group.  This investment substantially broadens the global footprint, product line offerings, and end-user markets of the Electronics segment.

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

The components of the fair value of the Meder acquisition, including the initial allocation of the purchase price and subsequent measurement period adjustments, are as follows (in thousands):

	Preliminary Allocation	Adjustments	Meder Electronic
Fair value of business combination:

Cash payments	$42,103	$1,078	$43,181
Less: cash acquired	(3,568)	-	(3,568)
Total	$38,535	$1,078	$39,613
Identifiable assets acquired and liabilities assumed
Current Assets	$20,246	$-	$20,246
Property, plant, and equipment	10,651	409	11,060
Identifiable intangible assets	8,200	-	8,200
Goodwill	11,131	932	12,063
Other non-current assets	222	-	222
Liabilities Assumed	(8,682)	40	(8,642)
Deferred taxes	(3,233)	(303)	(3,536)
Total	$38,535	$1,078	$39,613

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

The components of the fair value of other 2011 acquisitions and the final allocation of their purchase price are as follows (in thousands):

Other
Fair value of business combination:
Cash payments	$4,368
Deferred consideration	350
Total	$4,718
Identifiable assets acquired and liabilities assumed
Current assets	1,705
Property, plant, and equipment	518
Identifiable intangible assets	1,619
Goodwill	1,368
Liabilities assumed	(492)
Total	$4,718

3.  INVENTORIES

Inventories are comprised of (in thousands):

June 30	2013	2012
Raw materials	$37,906	$33,208
Work in process	24,112	21,833
Finished goods	22,938	18,035
Total	$84,956	$73,076

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses and were $20.9 million, $19.9 million, and $17.8 million in 2013, 2012, and 2011, respectively.

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

June 30	2013	2012
Land, buildings and
leasehold improvements	$77,690	$69,933
Machinery, equipment and other	156,539	142,495
Total	234,229	212,428
Less accumulated depreciation	139,209	129,865
Property, plant and equipment - net	$95,020	$82,563

Depreciation expense for the years ended June 30, 2013, 2012, and 2011 totaled $12.9 million, $10.8 million, and $10.9 million, respectively.

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

As a result of our annual assessment, the Company determined that the fair value of the reporting units and indefinite-lived intangible assets exceeded their respective carrying values.  Therefore, no impairment charges were recorded in connection with our assessments during 2013 and 2012.

In connection with the divestiture of the Air Distribution Products (“ADP”) business, the Company determined that, based on the net realizable value of the business in the transaction, the goodwill of the ADP reporting unit was impaired.  As such, the Company recognized $14.9 million in impairment charges in discontinued operations during the second quarter of 2012.

Changes to goodwill during the years ended June 30, 2013 and 2012 are as follows (in thousands):

	2013	2012
Balance at beginning of year	$118,572	$120,378
Accumulated impairment losses	17,939	17,939
Balance at beginning of year, net	100,633	102,439
Acquisitions	12,063	-
Measurement period adjustments and other	-	(263)
Foreign currency translation	(791)	(1,543)
Balance at end of year	$111,905	$100,633

6.  INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	Customer	Trademarks
	Relationships	(Indefinite-lived)	Other	Total

June 30, 2013
Cost	$31,850	$12,878	$4,228	$48,956
Accumulated amortization	(19,529)	-	(3,590)	(23,119)
Balance, June 30, 2013	$12,321	$12,878	$638	$25,837

June 30, 2012
Cost	$27,062	$9,406	$3,846	$40,314

Accumulated amortization	(17,003)	-	(3,493)	(20,496)
Balance, June 30, 2012	$10,059	$9,406	$353	$19,818

Amortization expense (excluding impairment) for the years ended June 30, 2013, 2012, and 2011 totaled $2.7 million, $2.7 million, and $2.4 million, respectively. At June 30, 2013, aggregate amortization expense is estimated to be $2.5 million in fiscal 2014, $2.2 million in fiscal 2015, $1.8 million in fiscal 2016, $1.4 million in fiscal 2017, $1.3 million in fiscal 2018, and $3.8 million thereafter.

7.  DEBT

Long-term debt is comprised of the following at June 30 (in thousands):

	2013	2012
Bank credit agreements	$50,072	$50,000
Other	-	-
Total	50,072	50,000
Less current portion	-	-
Total long-term debt	$50,072	$50,000

Long-term debt is due as follows (in thousands):

2014	-
2015	-
2016	-
2017	$50,072
2018
Thereafter	-

Bank Credit Agreements

On January 5, 2012, the Company entered into a five-year $225 million unsecured Revolving Credit Facility (“Credit Agreement”), which includes a letter of credit sub-facility with a limit of $30 million and a $100 million accordion feature.  The new credit facility replaced the company’s existing $150 million five-year credit agreement that was scheduled to expire in September 2012.  Interest is payable on borrowings at either a LIBOR or base rate benchmark rate plus an applicable margin, which will fluctuate based on financial performance.  The Credit Agreement requires a ratio of funded debt to EBITDA (as defined in the Credit Agreement) of no greater than 3.5:1, an interest coverage ratio of no less than 3:1, as well as customary affirmative and negative covenants and events of default. The Credit Agreement also includes certain requirements related to acquisitions and dispositions.  Borrowings under the Credit Agreement are guaranteed by the Company’s domestic subsidiaries and are unsecured.  The Company intends to use this Credit Agreement to fund potential acquisitions, to support organic growth initiatives, working capital needs, and for general corporate purposes.

As of June 30, 2013, the Company had the ability to borrow $164.2 million under this facility.  The carrying value of the current borrowings under the facility approximated fair value.

The facility expires in January 2017 and contains customary representations, warranties and restrictive covenants, as well as specific financial covenants.  The terms of the Credit Agreement limited the ability of the Company to pay dividends to shareholders unless the Company is in compliance with the specific financial covenants under the facility.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Agreement”), to interest expense for the trailing twelve months of at least 3:1.  Adjusted EBIT per the Credit Agreement specifically excludes extraordinary and certain other defined items such as non-cash restructuring and acquisition-related charges up to $2.0 million, and goodwill impairment.  At June 30, 2013, the Company’s Interest Coverage Ratio was 27.48:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the credit agreement, calculated as Adjusted EBIT per the Credit Agreement plus Depreciation and Amortization, may not exceed 3.5:1.  At June 30, 2013, the Company’s Leverage Ratio was 0.73:1.

Other Long-Term Borrowings

The Company was a borrower under industrial revenue bonds totaling $3.3 million at June 30, 2011.  Because these bonds were remarketed on a monthly basis and a failed remarketing would trigger repayment of the bonds via a renewable letter of credit arrangement, they were classified as a current liability.  The Company repaid the bonds without penalty during 2012.

At June 30, 2013, and 2012, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $10.7 million and $9.5 million, respectively.

8.  ACCRUED LIABILITIES

Accrued expenses consist of the following (in thousands):

	2013	2012
Payroll and employee benefits	$25,754	$27,110
Workers' compensation	2,489	3,325
Warranty	7,112	6,083
Other	11,626	14,606
Total	$46,981	$51,124

9.  DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps

In order to manage our interest rate exposure, we are party to $50.0 million of floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 2.29% at June 30, 2013.

The fair value of the swaps recognized in accrued liabilities and in other comprehensive income (loss) at June 30, 2013 and 2012 is as follows (in thousands):

				Fair Value at June 30,
Effective Date	Notional Amount	Fixed Interest Rate	Maturity	2013	2012
June 1, 2010	$5,000,000	2.495%	May26,2015	$(205)	$(300)
June 1, 2010	5,000,000	2.495%	May26,2015	(205)	(300)
June 4, 2010	10,000,000	2.395%	May26,2015	(389)	(566)
June 9, 2010	5,000,000	2.34%	May26,2015	(190)	(275)
June 18, 2010	5,000,000	2.38%	May26,2015	(194)	(283)
September 21, 2011	5,000,000	1.28%	September21,2013	(14)	(61)
September 21, 2011	5,000,000	1.60%	September22,2014	(83)	(136)
March 15, 2012	10,000,000	2.75%	March15,2016	(595)	(813)
				$(1,875)	$(2,734)

The Company reported no losses for the years ended June 30, 2013, 2012, and 2011, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign purchases of materials and loan payments to and from subsidiaries.  The Company enters into such contracts for hedging purposes only.  For hedges of intercompany loan payments, the Company has not elected hedge accounting due to the general short-term nature and predictability of the transactions, and records derivative gains and losses directly to the consolidated statement of operations.  At June 30, 2013 and 2012 the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized (losses) of ($1.4) million and ($0.1) million, respectively, which approximate the unrealized gains or losses on the related loans.  The contracts have maturity dates ranging from 2013-2016, which correspond to the related intercompany loans.  The notional amounts of these instruments, by currency, are as follows:

Currency	2013	2012
Mexican Peso	-	3,750,000
Euro	48,349,064	2,350,000
Canadian Dollar	3,600,000	1,250,000
Pound Sterling	2,580,289	933,473
Singapore Dollar	-	1,500,000
Australian Dollar	-	-

10.  INCOME TAXES

The components of income from continuing operations before income taxes are as follows (in thousands):

	2013	2012	2011
U.S. Operations	$37,739	$27,590	$28,587
Non-U.S. Operations	23,493	35,229	24,361
Total	$61,232	$62,819	$52,948

The Company utilizes the asset and liability method of accounting for income taxes.  Deferred income taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws.  The components of the provision for income taxes on continuing operations (in thousands) were as shown below:

	2013	2012	2011
Current:
Federal	$9,668	$5,314	$9,750
State	1,465	449	1,060
Non-U.S.	7,179	7,773	4,785
Total Current	18,312	13,536	15,595

Deferred:
Federal	$(442)	$2,139	$(1,231)
State	20	644	(851)
Non-U.S.	(1,980)	(407)	1,409
Total Deferred	(2,402)	2,376	(673)
Total	$15,910	$15,912	$14,922

A reconciliation from the U.S. Federal income tax rate on continuing operations to the total tax provision is as follows (in thousands):

	2013	2012	2011
Provision at statutory tax rate	35.0%	35.0%	35.0%
State taxes	1.6%	1.2%	0.3%
Impact of Foreign Operations	-6.3%	-5.6%	-3.8%
Federal tax credits	-2.2%	-2.9%	-1.7%
Other	-2.1%	-2.4%	-1.6%

Effective income tax provision	26.0%	25.3%	28.2%

Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, size of the Company’s income or loss and any one-time activities occurring during the period.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2013 was impacted by the following items: (i) a benefit of $0.4 million related to the retroactive extension of the R&D credit recorded during the third quarter, (ii) a benefit of $0.3 million related to a decrease in the statutory tax rate in the United Kingdom on prior period deferred tax liabilities recorded during the first and fourth quarters, (iii) a benefit of $1.0 million from the reversal of a deferred tax liability that was determined to be no longer required during the third quarter and (iv) a benefit of $2.8 million due to the mix of income earned in jurisdictions with beneficial tax rates.

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

Significant components of the Company’s deferred income taxes are as follows (in thousands):

	2013	2012
Deferred tax liabilities:
Depreciation and amortization	$(18,778)	$(19,247)
Other	-	(1,832)
Total deferred tax liability	$(18,778)	$(21,079)

Deferred tax assets:
Accrued compensation	$3,464	$3,966
Accrued expenses and reserves	2,429	6,242
Pension	12,246	19,985
Inventory	1,588	1,554
Other	806	1,678
Net operating loss and
credit carry forwards	3,164	2,631
Total deferred tax asset	$23,697	$36,056

Less: Valuation allowance	(520)	(813)
Net deferred tax asset (liability)	$4,399	$14,164

The Company estimates the degree to which deferred tax assets, including net operating loss and credit carry forwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss carry forwards that it believes will more likely than not go unrealized.  The valuation allowances at June 30, 2013 apply to the tax benefit of foreign and state loss carry forwards, which management has concluded that it is more likely than not that these tax benefits will not be realized.  The (decrease) increase in the valuation allowance totaled ($0.3) million, $0.6 million, and ($0.2) million in 2013, 2012, and 2011, respectively.

As of June 30, 2013, the Company had state net operating loss ("NOL") and credit carry forwards of approximately $34.3 million and $1.7 million, respectively, which may be available to offset future state income tax liabilities and expire at various dates from 2014 through 2033.  In addition, the Company had foreign NOL carry forwards of approximately $2.6 million, $1.3 million of which carry forward indefinitely, $0.4 million that carry forward for 10 years and $0.9 million that carry forward for 5 years.

The Company’s income taxes currently payable for federal and state purposes have been reduced by the benefit of the tax deduction in excess of recognized compensation cost from employee stock compensation transactions.  The provision for income taxes that is currently payable has not been adjusted by approximately $2.0 million and $0.7 million of such benefits of the Company that have been allocated to capital in excess / (deficit) of par value in 2013 and 2012, respectively.

A provision has not been made for U.S. or additional non-U.S. taxes on $102.8 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S.  It is not practicable to estimate the amount of tax that might be payable on the remaining undistributed earnings.  Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.  Accordingly, we believe that U.S. tax on any earnings that might be repatriated would be substantially offset by U.S. foreign tax credits.

The total provision for income taxes included in the consolidated financial statements was as follows (in thousands):

	2013	2012	2011
Continuing operations	$15,910	$15,912	$14,922
Discontinued operations	(184)	(9,322)	(1,307)
	$15,726	$6,590	$13,615

The changes in the amount of gross unrecognized tax benefits during 2013, 2012 and 2011 were as follows (in thousands):

	2013	2012	2011
Beginning Balance	$1,298	$2,146	$1,782
Additions based on tax positions related to the current year	77	64	611
Additions for tax positions of prior years	19	394	-
Reductions for tax positions of prior years	(108)	(1,306)	(247)
Settlements	-	-	-
Ending Balance	$1,286	$1,298	$2,146

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

Country

Years Ending June 30,

United States

2010 to 2013

Canada

2009 to 2013

Ireland

2010 to 2013

Portugal

2010 to 2013

United Kingdom

2012 to 2013

The Company’s policy is to include interest expense and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations.  At both June 30, 2013 and June 30, 2012, the company had less than $0.1 million for accrued interest expense on unrecognized tax benefits.

11.  COMMITMENTS

The Company leases certain property and equipment under agreements with initial terms ranging from one to twenty years. Rental expense related to continuing operations for the years ended June 30, 2013, 2012, and 2011 was approximately $4.9 million, $4.8 million and $4.5 million, respectively.

The gross minimum annual rental commitments under non-cancelable operating leases, principally real-estate at June 30, 2013:

(in thousands)	Lease	Sublease	Net obligation
2014	$5,390	$778	$4,612
2015	4,709	666	4,043
2016	3,581	356	3,225
2017	2,721	338	2,383
2018	1,467	185	1,282
Thereafter	3,491	-	3,491

In March 2012, the Company sold substantially all of the assets of its ADP business.  In connection with the divestiture, the Company remained the lessee of ADP’s Philadelphia, PA facility and administrative offices, with the purchaser subleasing a fractional portion of the building at current market rates.  In connection with the transaction, the Company recognized a lease impairment charge of $2.3 million for the remaining rental expense.  The Company’s aggregate obligation with respect to the lease is $2.4 million, of which $1.7 million was recorded as a liability at June 30, 2013.  Additionally, the Company remained an obligor on an additional facility lease that was assumed in full by the buyer, for which our aggregate obligation in the event of default by the buyer is $1.0 million.  With the exception of the impaired portion of the Philadelphia lease, the Company does not expect to make any payments with respect to these obligations.  The buyer’s obligations under the respective sublease and assumed lease are secured by a cross-default provision in the purchaser’s promissory note for a portion of the purchase price which is secured by mortgages on the ADP real estate sold in the transaction.

In connection with the ADP divestiture, the Company agreed to indemnify the buyer in the event a withdrawal liability is triggered for the multi employer pension plans by a future action of the buyer.  The fair value of this indemnification, which was recorded in conjunction with the divestiture, is $1.9 million, determined based on actuarial estimates of the withdrawal liability and probability-weighted cash flows.  The aggregate amount of our obligations in the event of withdrawal is $3.2 million at June 30, 2013.

In 2007, the Company sold substantially all the assets of the Berean Christian Stores (“Berean”) business.  As the former owner of Berean, the Company is party under a number of operating leases which were assigned to the purchaser of the business for the remaining initial terms of the leases at the stated lease costs.  The Company remained an obligor of these leases until the expiration of the initial terms.  In June 2009, Berean filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code and, in July 2009, its assets were sold to a third party under Section 363 of the Code.   The new owner of the Berean assets has infused capital into the business, and we believe the Berean bookstores can now be operated successfully as a going concern.  As part of this transaction, the Company agreed to provide lease supplement payments to the new owner of the Berean assets through November 2011.  The Company remained an obligor of the leases assumed by the new owner; however, our obligation was reduced for locations where the new owner was able to obtain rent concessions.  In addition, the Company remains responsible for two sites formerly operated by Berean.  Liabilities associated with these two leases, net of expected subleases at current market rates, is zero at June 30, 2013.  The aggregate amount of our obligations in the event of default is $0.8 million at June 30, 2013.

12.  CONTINGENCIES

In March, 2013, the Company entered into a settlement agreement to terminate the redhibition action that had been pending in Lafayette, Louisiana since August, 2008.  The plaintiff, Ultra Pure Water Technologies, Inc. (“Ultra Pure”) had filed a suit against the Company seeking lost profit damages for alleged defects in Master-Bilt ice merchandisers that were sold to Master-Bilt’s customer, which then sold them to Ultra Pure.  A settlement was reached during trial.  The terms of the settlement provide that all claims against the Company are dismissed with prejudice, in exchange for a payment of $6.0 million, of which the Company contributed $2.6 million, net of $3.4 million paid directly by insurers in the matter.  The Company has recorded the $2.6 million payment during the third quarter as a component of selling, general, and administrative expenses, and paid such amount during the fourth quarter of 2013.  No fault or liability on the part of the Company is admitted under the terms of the settlement.  The court has approved the terms of the settlement.

From time to time, the Company is subject to various claims and legal proceedings, including claims related to environmental remediation, either asserted or unasserted, that arise in the ordinary course of business.  While the outcome of these proceedings and claims cannot be predicted with certainty, the Company’s management does not believe that the outcome of any of the currently existing legal matters will have a material impact on the Company’s consolidated financial position, results of operations or cash flow.  The Company accrues for losses related to a claim or litigation when the Company’s management considers a potential loss probable and can reasonably estimate such potential loss.

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

Total compensation cost recognized in income for equity based compensation awards was $3.3 million, $3.8 million, and $3.8 million for the years ended June 30, 2013, 2012 and 2011, respectively, primarily within Selling, General, and Administrative Expenses.  The total income tax benefit recognized in the consolidated statement of operations for equity-based compensation plans was $1.2 million, $1.3 million, and $1.3 million for the years ended June 30, 2013, 2012 and 2011, respectively.

565,200 shares of common stock were reserved for issuance under various compensation plans at June 30, 2013.

Restricted Stock Awards

The Company may award shares of restricted stock to eligible employees and non-employee directors of the Company at no cost, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights during the restriction period.  Such shares and rights are subject to forfeiture if certain employment conditions are not met.  During the restriction period, recipients of the shares are entitled to dividend equivalents on such shares, providing that such shares are not forfeited.  Dividends are accumulated and paid out at the end of the restriction period.  During 2013, 2012 and 2011, the Company granted 44,388, 52,884, and 62,817 shares, respectively, of restricted stock to eligible participants.  Restrictions on the stock awards generally lapse between fiscal 2014 and fiscal 2016.  For the years ended June 30, 2013, 2012 and 2011, $1.5 million, $1.4 million, and $1.4 million, respectively, was recognized as compensation expense related to restricted stock awards.  Substantially all awards are expected to vest.

A summary of restricted stock awards activity during the year ended June 30, 2013 is as follows:

	Restricted Stock Awards
	Number	Aggregate
	of	Intrinsic
	Shares	Value

Outstanding, June 30, 2012	207,989	$8,854,092
Granted	44,388
Exercised / vested	(78,337)	3,525,711
Canceled	(1,550)
Outstanding, June 30, 2013	172,490	$9,098,848

Restricted stock awards granted during 2013, 2012 and 2011 had a weighted average grant date fair value of $44.59, $29.05, and $24.22, respectively.  The grant date fair value of restricted stock awards is determined based on the closing price of the Company’s common stock on the date of grant.  The total intrinsic value of awards exercised during the years ended June 30, 2013, 2012, and 2011 was $3.5 million, $2.4 million, and $1.6 million, respectively.

As of June 30, 2013, there was $2.0 million of unrecognized compensation costs related to awards expected to be recognized over a weighted-average period of 0.96 years.

Executive Compensation Program

The Company operates a compensation program for key employees.  The plan contains both an annual component as well as long-term component.  Under the annual component, participants are required to defer 20% (and may elect to defer up to 50%) of their annual incentive compensation in restricted stock which is purchased at a discount to the market.  Additionally, non-employee directors of the Company may defer a portion of their director’s fees in restricted stock units which is purchased at a discount to the market.  During the restriction period, recipients of the shares are entitled to dividend equivalents on such units, providing that such shares are not forfeited.  Dividend equivalents are accumulated and paid out at the end of the restriction period.  The restrictions on the units expire after three years.  At June 30, 2013 and 2012 respectively, 105,967 and 94,916 shares of restricted stock units are outstanding and subject to restrictions that lapse between fiscal 2014 and fiscal 2016.  The compensation expense associated with this incentive program is charged to income over the restriction period.  The Company recorded compensation expense related to this program of $0.6 million, $0.4 million, and $0.4 million for the years ended June 30, 2013, 2012 and 2011, respectively.

As of June 30, 2013, there was $0.7 million of unrecognized compensation costs related to awards expected to be recognized over a weighted-average period of 1.12 years

The fair value of the awards under the annual component of this incentive program is measured using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model are as follows:

	2013	2012	2011
Risk-free interest rates	0.25%	0.25%	0.68%
Expected life of option grants (in years)	3	3	3
Expected volatility of underlying stock	47.4%	63.2%	65.4%
Expected quarterly dividends (per share)	$0.07	$0.06	$0.05

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

The awards granted by the Committee provided that the PSUs will be converted to shares of common stock if the Company’s EBITDA (earnings before interest, taxes, depreciation and amortization) and return on assets meet specified levels approved by the Committee.  A participant’s right to any shares that are earned will vest in three equal installments.  An executive whose employment terminates prior to the vesting of any installment for a reason other than death, disability, retirement, or following a change in control, will forfeit the shares represented by that installment. In certain circumstances, such as death, disability, or retirement, PSUs are paid on a pro-rata basis.  In the event of a change in control, vesting of the awards granted is accelerated.

A summary of the awards activity under the executive compensation program during the year ended June 30, 2013 is as follows:

	Annual Component			Performance Stock Units
		Weighted
	Number	Average	Aggregate	Number	Aggregate
	of	Exercise	Intrinsic	of	Intrinsic
	Shares	Price	Value	Shares	Value

Non-vested, June 30, 2012	94,916	$17.89	$2,342,302	86,220	$3,670,385
Granted	33,654	31.93		15,337
Vested	(22,603)	11.66	777,470	(58,389)	3,080,038
Expired	0	-		(2,164)

Non-vested, June 30, 2013	105,967	$23.68	$1,683,260	41,004	$2,162,926

Restricted stock awards granted under the annual component of this program in fiscal 2013, 2012, and 2011 had a grant date fair value of $55.61, $40.78, and $29.36, respectively.  The PSUs granted in fiscal 2013, 2012 and 2011 had a grant date fair value of $44.20, $26.60, and $23.49, respectively.  The total intrinsic value of awards vested under the executive compensation program during the years ended June 30, 2013, 2012 and 2011 was $3.1 million, $5.4 million, and $2.5 million, respectively.

The Company recognized compensation expense related to the PSUs of $1.3 million, $2.1 million, and $2.0 million for the years ended June 30, 2013, 2012 and 2011, respectively.  The total unrecognized compensation costs related to non-vested performance share units was $0.6 million at June 30, 2013, which is expected to be recognized over a weighted average period of 1.24 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan that allows employees to purchase shares of common stock of the Company at a discount from the market each quarter.  Shares of our stock may be purchased by employees quarterly at 95% of the fair market value on the last day of each quarter.  Shares of stock reserved for the plan were 102,363 at June 30, 2013.  Shares purchased under this plan aggregated 5,813, 9,185, and 12,044 in 2013, 2012 and 2011, respectively, at an average price of $48.16, $34.48, and $28.32, respectively.

14.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of the Company’s accumulated other comprehensive income (loss) at June 30 are as follows (in thousands):

	2013	2012
Foreign currency translation adjustment	$3,745	$7,770
Unrealized pension losses, net of tax	(67,857)	(81,197)
Unrealized losses on derivative instruments, net of tax	(1,168)	(1,698)
Total	$(65,280)	$(75,125)

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

Earnings (losses) from discontinued operations include the following results for the years ended June 30 (in thousands):

	Year Disposed	2013	2012	2011
Sales:
Air Distribution Products Group	2012	$-	$43,537	$52,384

Income (loss) before taxes:
Air Distribution Products Group	2012	(451)	(24,871)	(2,841)
Berean Christian Bookstores	2007	(12)	(184)	(635)
Other loss from discontinued operations		(195)	(269)	(490)
Income (loss) before taxes from discontinued operations		(658)	(25,324)	(3,966)

(Provision) benefit for tax	184	9,322	1,307
Net income (loss) from discontinued operations	$(474)	$(16,002)	$(2,659)

Assets and liabilities related to discontinued operations to be retained by the Company are recorded in the Consolidated Balance Sheets at June 30 under the following captions (in thousands):

2013
Current assets	$483
Other non-current assets	3,000
Accrued expenses	795
Other non-current liabilities	3,219

16.  RESTRUCTURING

The Company has undertaken a number of initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

	Involuntary
	Employee
	Severance and
Year Ended June 30,	Benefit Costs	Other	Total

	2013
2013 Restructuring Initiatives	$1,299	$1,367	$2,666
Prior Year Initiatives	-	-	-
Total expense	$1,299	$1,367	$2,666

	2012

2012 Restructuring Initiatives	$901	$206	$1,107
Prior Year Initiatives	87	491	578
Total expense	$988	$697	$1,685

	2011

2011 Restructuring Initiatives	$-	$286	$286
Prior Year Initiatives	315	1,242	1,557
Total expense	$315	$1,528	$1,843

2013 Restructuring Initiatives

During the first half of 2013, the Company began a new headcount reduction program in its European Engraving Group operations as part of the realignment of the Group’s global footprint.  Restructuring cost of $0.6 million related to this activity was substantially completed for the year ended June 30, 2013.  During the third quarter, the Company completed the move and start up of the Sao Paolo, Brazil, Engraving Group facility to a location more suited to the Group’s operational needs. Restructuring expenses for the year ended June 30, 2013 related to these activities were $1.5 million.  Also during the year as redundant positions due to the Meder acquisition are being eliminated the Company incurred $0.4 million of restructuring costs in China, which was substantially completed for the year ended June 30, 2013.

Activity in the reserves related to 2013 restructuring initiatives is as follows (in thousands):

Involuntary

	Employee
	Severance
	and Benefit
	Costs	Other	Total
Restructuring Liabilities at June 30, 2012	$-	$-	$-
Additions	1,299	1,367	2,666
Payments	(1,289)	(1,367)	(2,656)
Restructuring Liabilities at June 30, 2013	$10	$-	$10

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

Activity in the reserves related to prior year restructuring initiatives is as follows (in thousands):

	Involuntary
	Employee
	Severance
	and Benefit
	Costs	Other	Total
Restructuring Liabilities at June 30, 2011	$10	$-	$10
Additions	988	627	1,615
Payments	(957)	(627)	(1,584)
Restructuring Liabilities at June 30, 2012	$41	$-	$41
Additions		-	-
Payments	(41)	-	(41)
Restructuring Liabilities at June 30, 2013	$-	$-	$-

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Involuntary
	Employee
	Severance
	and Benefit
Year Ended June 30,	Costs	Other	Total

	2013
Food Service Equipment Group	$ 183	$ 25	$ 208
Engineering Technologies Group	44	-	44
Engraving Group	776	1,253	2,029
Electronics Products Group	296	89	385
Corporate	-	-	-
Total expense	$ 1,299	$ 1,367	$ 2,666

	2012
Food Service Equipment Group	$ 279	$ 647	$ 926
Engraving Group	683	50	733
Corporate	26	-	26
Total expense	$ 988	$ 697	$ 1,685

	2011
Food Service Equipment Group	$ 70	$ 1,528	$ 1,598
Engraving Group	157	-	157
Corporate	88	-	88
Total expense	$ 315	$ 1,528	$ 1,843

17.  EMPLOYEE BENEFIT PLANS

Retirement Plans

The Company has defined benefit pension plans covering certain current and former employees both inside and outside of the U.S.  The Company’s pension plan for U.S. salaried employees was frozen as of December 31, 2007, and participants in the plan ceased accruing future benefits.  The Company’s pension plan for U.S. hourly employees was frozen for substantially all participants as of July 31, 2013, and replaced with a defined contribution benefit plan.  Based on changes to the plan, the Company expects to record a reduction in U.S. non-cash pension plan expense of $2.6 million as compared to 2013, which will be partially offset by increased expenses associated with the implementation of the defined contribution benefit program.

Net periodic benefit cost for U.S. and non-U.S. plans included the following components (in thousands):

Components of Net Periodic Benefit Cost	Pension Benefits
	U.S. Plans			Foreign Plans
	Year Ended June 30,			Year Ended June 30,
	2013	2012	2011	2013	2012	2011
Service Cost	$702	$447	$444	$40	$34	$41
Interest Cost	10,941	11,975	12,151	1,667	1,758	1,683
Expected return on plan assets	(14,790)	(15,333)	(15,777)	(1,339)	(1,527)	(1,495)
Recognized net actuarial loss	7,577	4,814	4,342	901	527	604
Amortization of prior service cost (benefit)	98	111	139	(57)	(59)	(60)
Amortization of transition obligation (asset)	2	2	2	-	-	-
Curtailment	52	-	-	-	-	-
Net periodic benefit cost (benefit)	$4,582	$2,016	$1,301	$1,212	$733	$773

The following table sets forth the funded status and amounts recognized as of June 30, 2013 and 2012 for our U.S. and foreign defined benefit pension plans (in thousands):

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$245,212	$213,637	$37,527	$33,141
Service cost	702	447	40	34
Interest cost	10,941	11,975	1,667	1,758
Actuarial loss (gain)	(12,366)	33,766	705	5,596

Benefits paid	(14,776)	(14,613)	(1,361)	(1,306)
Curtailment	(1,839)	-	-	-
Foreign currency exchange rate	-	-	(681)	(1,696)
Projected benefit obligation at end of year	$227,874	$245,212	$37,897	$37,527

Change in plan assets
Fair value of plan assets at beginning of year	$198,718	$191,179	$29,138	$28,241
Actual return on plan assets	12,825	15,966	2,805	1,937
Employer contribution	3,407	6,186	1,171	1,147
Benefits paid	(14,776)	(14,613)	(1,361)	(1,306)
Foreign currency exchange rate	-	-	(864)	(881)
Fair value of plan assets at end of year	$200,174	$198,718	$30,889	$29,138

Funded Status	$(27,700)	$(46,494)	$(7,008)	$(8,389)

Amounts recognized in the consolidated balance sheets
consist of:
Prepaid Benefit Cost	$-	$-	$99	$-
Current liabilities	(149)	(179)	(1,120)	(1,154)
Non-current liabilities	(27,551)	(46,315)	(5,987)	(7,235)
Net amount recognized	$(27,700)	$(46,494)	$(7,008)	$(8,389)

Unrecognized net actuarial loss	97,103	116,920	9,651	11,511
Unrecognized prior service cost	370	522	(267)	(315)
Accumulated other comprehensive income, pre-tax	$97,473	$117,442	$9,384	$11,196

The accumulated benefit obligation for all defined benefit pension plans was $264.9 million and $279.8 million at June 30, 2013 and 2012, respectively.

The estimated actuarial net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $4.7 million and less than $0.1 million, respectively.

Plan Assets and Assumptions

The fair values of the Company’s pension plan assets at June 30, 2013 and 2012 by asset category, as classified in the three levels of inputs described in Note 1 under the caption Fair Value of Financial Instruments, are as follows (in thousands):

	June 30, 2013
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$726	$439	$287	$-
Common and preferred stocks	107,130	18,824	88,306	-
U.S. Government securities	13,018	-	13,018	-
Corporate bonds and other fixed income securities	101,990	775	101,215	-
Other	8,196	-	8,196	-
	$231,060	$20,038	$211,022	$-

	June 30, 2012
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$9,547	$222	$9,325	$-
Common and preferred stocks	89,495	16,585	72,910	-

U.S. Government securities	18,159	-	18,159	-
Corporate bonds and other fixed income securities	90,052	641	89,411	-
Other	20,603	-	20,603	-
	$227,856	$17,448	$210,408	$-

Asset allocation at June 30, 2013 and 2012 and target asset allocations for 2013 are as follows:

U.S. Plans			Foreign Plans
Year Ended June 30,			Year Ended June 30,
	2013	2012	2013	2012
Asset Category
Equity securities	38%	32%	35%	34%
Debt securities	25%	31%	64%	65%
Global balanced securities	27%	24%	-	-
Other	10%	13%	1%	1%
Total	100%	100%	100%	100%

	2013
Asset Category – Target	U.S.	U.K.	Ireland
Equity securities	35%	33%	70%
Debt and market neutral securities	30%	67%	20%
Global balanced securities	25%	0%	0%
Other	10%	0%	10%
Total	100%	100%	100%

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

Year Ended June 30	2013	2012	2011
Plan assumptions - obligation
Discount rate	3.50 - 5.10%	4.00 - 4.60%	5.60 - 6.00%
Rate of compensation increase	3.50 - 3.90%	3.40 - 3.50%	3.50 - 4.00%

Plan assumptions - cost
Discount rate	4.00 - 4.60%	5.50 - 6.00%	4.40 - 5.90%
Expected return on assets	4.80 - 7.80%	5.40 - 8.10%	5.70 - 8.10%
Rate of compensation increase	3.40 - 3.50%	3.50 - 4.00%	3.50 - 3.80%

Included in the above are the following assumptions relating to the obligations for defined benefit pension plans in the United States at June 30, 2013; a discount rate of 5.1% and a rate of compensation increase of 3.5%.  At June 30, 2012, the assumptions were a discount rate of 4.6% and rate of compensation increase of 3.5%.  The U.S. defined benefit pension plans represent the majority of our pension obligations.  The expected return on plan assets assumption is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds.  The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.

Expected benefit payments for the next five years are as follows: 2014, $16.2 million; 2015, $16.0 million; 2016, $16.1 million; 2017, $16.4 million; 2018, $16.6 million and thereafter, $85.0 million.  The Company expects to make $1.5 million of contributions to its pension plans in 2014.

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

The following table outlines the Company’s participation in multiemployer pension plans for the periods ended June 30, 2013, 2012, and 2011, and sets forth the yearly contributions into each plan.  The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number.  The most recent Pension Protection Act zone status available in 2013 and 2012 relates to the plans’ two most recent fiscal year-ends.  The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary. Among other factors, plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded, and plans certified in the green zone are at least 80% funded.  The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (“FIP”) for yellow/orange zone plans, or a rehabilitation plan (“RP”) for red zone plans, is either pending or has been implemented.  For all plans, the Company’s contributions do not exceed 5% of the total contributions to the plan in the most recent year.

		Pension Protection Act Zone Status		Contributions
Pension Fund	EIN/Plan Number	2013	2012	FIP/RP Status	2013	2012	2011	Surcharge Imposed?	Expiration Date of Collective Bargaining Agreement

New England Teamsters and Trucking Industry Pension Fund	04-6372430-001	Red	Red	Yes/ Implemented	$427	$367	$391	No	4/15/2015

Laborers' Local 57 Industrial Pension Fund of Philadelphia, PA	23-1627410-003	Green	Green	No	-	39	89	No	-

Sheet Metal Workers' National Pension Fund	52-6112463-001	Red	Red	Yes/ Implemented	-	36	38	No	-

IAM National Pension Fund, National Pension Plan	51-6031295-002	Green	Green	No	623	584	599	No	10/14/2013-5/31/2015
					$1,050	$1,026	$1,117

Retirement Savings Plans

The Company has two primary employee savings plans, one for salaried employees and one for hourly employees.  Substantially all of our full-time domestic employees are covered by these savings plans.  Under the provisions of the plans, employees may contribute a portion of their compensation within certain limitations.  The Company, at the discretion of the Board of Directors, may make contributions on behalf of our employees under the plans.  Company contributions were $4.1 million, $4.1 million, and $4.0 million for the years ended June 30, 2013, 2012, and 2011, respectively.  At June 30, 2013, the salaried plan holds approximately 138,000 shares of Company common stock, representing approximately 9% of the holdings of the plan.

Other Plans

Certain retired executives are covered by an Executive Life Insurance Program.  During 2003, two executives retired and the Board of Directors approved benefits under this plan of approximately $5.6 million. The aggregate present value of current vested and outstanding benefits to all participants was approximately $0.0 million, and $0.2 million at June 30, 2013 and 2012, respectively.  As the term of this benefit program is 10 years, all benefits have been paid under this program as of June 30, 2013.

Key Employee Share Option Plan (KEYSOP)

In fiscal 2002, we created a Key Employee Share Option Plan (the “KEYSOP”).  The purpose of the KEYSOP is to provide alternate forms of compensation to certain key employees of the Company commensurate with their contributions to the success of our activities.  Under the KEYSOP, certain employees are granted options by the Compensation Committee and designated property is purchased by the Company and placed in a Rabbi trust.  The option price set at the date of the grant is 25% of the fair value of the underlying assets.  During fiscal 2003, the Company granted options with a 10 year vesting period to two key employees prior to their retirement.  Assets associated with the plan were $0.0 million and $1.8 million at June 30, 2013 and 2012, respectively.  As of June 30, 2013 and 2012, the Company has recorded a liability in other long term liabilities of approximately $0.0 million and $1.5 million respectively associated with the grants made.

Postretirement Benefits Other Than Pensions

The Company sponsors an unfunded postretirement medical plan covering certain full-time employees who retire and have attained the requisite age and years of service.  Retired employees are required to contribute toward the cost of coverage according to various established rules.

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

The following table sets forth the funded status of the postretirement benefit plans and accrued postretirement benefit cost reflected in the consolidated balance sheet at year end (in thousands):

	Year Ended June 30,
	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$2,002	$1,808
Service cost	13	19
Interest cost	49	101
Plan participants' contributions	34	36

Actuarial loss (gain)	4	188
Curtailment	(78)	-
Settlement	(1,712)	-
Benefits paid	(120)	(150)
Accumulated benefit obligation at end of year	$192	$2,002

Change in plan assets
Fair value of plan assets at beginning of year	$-	$-
Employer contribution	86	114
Plan participants' contribution	34	36
Benefits paid	(120)	(150)
Foreign currency exchange rate	-	-
Fair value of plan assets at end of year	$-	$-

Funded Status	$(192)	$(2,002)

Amounts recognized in the consolidated balance sheets
consist of:
Current liabilities	$(36)	$(135)
Non-current liabilities	(156)	(1,867)
Net amount recognized	$(192)	$(2,002)

Accumulated other comprehensive income, pre-tax
Unrecognized net actuarial loss	(65)	(710)
Unrecognized transition obligation	-	240
Net amount recognized	$(65)	$(470)

Components of Net Periodic Benefit Cost (in thousands)

	Year Ended June 30,
	2013	2012	2011
Service Cost	$13	$19	$12
Interest Cost	49	101	106
Recognized net actuarial gain	(24)	(55)	(57)
Curtailment	51	-	-
Plan Settlement	(2,329)	-	-
Amortization of transition obligation	112	223	223
Net periodic benefit cost	$(2,128)	$288	$284

The estimated net actual loss (gain) and transition obligation for the postretirement benefits that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $(0.0) million and $0.2 million, respectively.

The assumed weighted average discount rate was 5.1% and 4.60% as of June 30, 2013 and 2012, respectively.  A 1% increase in the assumed health care cost trend rate does not impact either the accumulated benefit obligation or the net postretirement cost, as the employer contribution for each participant is a fixed amount.

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

Net sales include only transactions with unaffiliated customers and include no significant intersegment or export sales.  Operating income by segment and geographic area excludes general corporate and interest expenses.  Assets of the Corporate segment consist primarily of cash, office equipment, and other non-current assets.

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

Industry Segments
(in thousands)	Net Sales			Depreciation and Amortization
	2013	2012	2011	2013	2012	2011
Food Service Equipment	$394,878	$388,813	$365,523	$5,242	$5,342	$5,832
Engraving	93,380	93,611	85,258	3,226	3,293	3,525
Engineering Technologies	74,838	74,088	61,063	3,288	3,188	1,951
Electronics Products Group	108,085	48,206	46,600	2,986	878	1,105
Hydraulics Products Group	30,079	29,922	22,925	566	518	530
Corporate and Other	-	-	-	239	271	331
Total	$701,260	$634,640	$581,369	$15,547	$13,490	$13,274

	Income (Loss) From Operations			Capital Expenditures
	2013	2012	2011	2013	2012	2011
Food Service Equipment	$39,467	$39,613	$37,915	$3,192	$2,513	$2,806
Engraving	15,596	17,896	14,182	5,106	2,223	1,014
Engineering Technologies	13,241	14,305	12,606	1,734	2,577	2,177
Electronics Products Group	16,147	8,715	7,551	3,243	963	551
Hydraulics Products Group	4,968	4,403	2,436	580	304	423
Restructuring charge	(2,666)	(1,685)	(1,843)	-	-	-
Gain on sale of real estate	-	4,776	3,368	-	-	-
Corporate	(22,924)	(23,443)	(20,959)	568	13	48
Total	$63,829	$64,580	$55,256	$14,423	$8,593	$7,019
Interest expense	(2,469)	(2,280)	(2,107)
Other, net	(128)	519	(201)
Income from continuing operations
before income taxes	$61,232	$62,819	$52,948

	Goodwill		Identifiable Assets

	2013	2012	2013	2012
Food Service Equipment	$45,790	$45,793	$192,895	$192,799
Engraving	20,614	20,618	88,064	94,738
Engineering Technologies	10,861	11,206	68,597	71,463
Electronics Products Group	31,582	19,957	94,369	43,285
Hydraulics Products Group	3,058	3,059	15,250	14,432
Corporate & Other	-	-	51,398	63,094
Total	$111,905	$100,633	$510,573	$479,811

Net sales	2013	2012	2011
United States	$515,918	$490,302	$468,688
Asia	47,451	25,122	31,067
Europe	110,730	89,475	54,314
Other	27,161	29,741	27,300
Total	$701,260	$634,640	$581,369

Long-lived assets	2013	2012	2011
United States	$61,367	$62,984	$68,114
Asia	3,859	2,325	2,182
Europe	21,946	11,684	12,138
Other	7,848	5,570	6,316
Total	$95,020	$82,563	$88,750

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

20.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended June 30, 2013 and 2012 are as follows (in thousands, except for per share data):

	2013
	First	Second	Third	Fourth
Net sales	$183,386	$168,629	$165,970	$183,275
Gross profit	59,245	56,290	52,551	58,010
Net income (loss)	11,830	10,961	9,561	12,496
EARNINGS PER SHARE [1]
Basic	$0.95	$0.88	$0.77	$0.99
Diluted	$0.93	$0.86	$0.76	$0.98

	2012
	First	Second	Third	Fourth
Net sales	$159,306	$154,868	$150,666	$169,800
Gross profit	52,746	50,270	48,167	57,301
Net income (loss)	11,958	(4,116)	9,120	13,943

EARNINGS PER SHARE [1]
Basic	$0.96	$(0.33)	$0.73	$1.10
Diluted	$0.94	$(0.32)	$0.71	$1.08

1 Basic and diluted earnings per share are computed independently for each reporting period.  Accordingly, the sum of the quarterly earnings per share amounts may not agree to the year-to-date amounts.

21.  SUBSEQUENT EVENT

On August 23, 2013 the Company announced a consolidation of its Cheyenne, Wyoming plant into its Mexico facility and other Cooking Solutions operations in North America.  We expect to record a pre-tax restructuring charge in fiscal 2014 in the range of $7.5 to $8.0 million related to the Food Service Equipment segment.  Approximately $3.0 million of the charge is expected to be a non-cash impairment related to long-lived assets.  The remainders of the expenses are for involuntary employee severance, benefit costs, and other. We expect the consolidation to be substantially complete by the end of fiscal 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Standex International Corporation

Salem, New Hampshire

We have audited the accompanying consolidated balance sheets of Standex International Corporation and subsidiaries (the "Company") as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2013.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Standex International Corporation and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

August 27, 2013

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.  Controls and Procedures

The management of the Company including its Chief Executive Officer, and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2013, that the disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is  (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition.  As discussed in Note 2 to the consolidated financial statements contained in this Report, the Company acquired all of the outstanding stock of Meder electronic AG (“Meder”) on July 10, 2012.  Meder represented approximately 8.5% of the Company's consolidated revenue for the period ended June 30, 2013 and approximately 9.5% of the Company's consolidated assets at June 30, 2013.  Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2013 excludes any evaluation of the internal control over financial reporting of Meder.

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of our fiscal year (ended June 30, 2013) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Based on the Company’s processes, as described above, management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of June 30, 2013 to provide reasonable assurance of achieving its objectives.  These results were reviewed with the Audit Committee of the Board of Directors.  Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on the Company’s internal control over financial reporting, which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Standex International Corporation

Salem, New Hampshire

We have audited the internal control over financial reporting of Standex International Corporation and subsidiaries (the "Company") as of June 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the

Committee of Sponsoring Organizations of the Treadway Commission.  As described in “Management’s Annual Report on Internal Control over Financial Reporting”, management excluded from its assessment the internal control over financial reporting at Meder electronic AG, which was acquired on July 10, 2012, and whose financial statements constitute 13.5% and 9.5% of net and total assets, respectively, 8.5% of revenues, and 12.1% of net income of the consolidated financial statements as of and for the year ended June 30, 2013.  Accordingly, our audit did not include the internal controls over financial reporting at Meder electronic AG.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2013 of the Company and our report dated August 27, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

August 27, 2013

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission (“SEC”) a definitive Proxy Statement no later than

120 days after the close of the fiscal year ended June 30, 2013 (the “Proxy Statement”).  The information required by this item and not provided in Part 1 of this report under Item 1 “Executive Officers of Standex” is incorporated by reference from the Proxy Statement under the captions “Election of Directors,” “Stock Ownership in the Company,” “Other Information Concerning the Company, Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 11.  Executive Compensation

Information regarding executive compensation is incorporated by reference from the Proxy Statement under the captions and sub-captions:  “Executive Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” “2013 Summary Compensation Table,” “Other Information Concerning the Company Board of Directors and Its Committees,” and “Directors Compensation.”

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

The Equity Compensation Plan table below presents information regarding the Company’s equity based compensation plan at June 30, 2013.

	(A)	(B)	(C)
Number of Securities
Remaining Available
	Number of Securities	Weighted-Average	For Future Issuance
	To Be Issued Upon	Exercise Price Of	Under Equity
	Exercise Of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants And Rights	And Rights	reflected in Column (A))

Equity compensation plans approved by
stockholders	393,992	$4.81	565,200

Equity compensation plans not approved
by stockholders	-	-	-

Total	393,992	$4.81	565,200

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

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)

Financial Statements

Financial Statements covered by the Report of Independent Registered Public Accounting Firm

(A)

Consolidated Statements of Operations for the fiscal years ended June 30, 2013, 2012 and 2011

(B)

Consolidated Balance Sheets as of June 30, 2013 and 2012

(C)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the fiscal years ended June 30, 2013, 2012 and 2011

(D)

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2013, 2012 and 2011

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

10-K

6/30/2012

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

Thomas J. Hansen, Daniel B. Hogan, H. Nicholas Muller, III, Ph. D.,

and Edward J. Trainor

31.1

Rule 13a-14(a) Certification of President and

X

Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Vice President and

X

Chief Financial Officer

32.

Section 1350 Certification

X

101.INS

XBRL Instance Document

101.SCH

XBRL Taxonomy Extension Schema Document

101.CAL

XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF

XBRL Taxonomy Extension Definition Linkbase Document

101.LAB

XBRL Taxonomy Extension Label Linkbase Document

101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document

*     Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on August 27, 2013.

STANDEX INTERNATIONAL CORPORATION

(Registrant)

/s/ ROGER L. FIX

Roger L. Fix

President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on August 27, 2013:

Signature

Title

/s/ ROGER L. FIX

President/Chief Executive Officer

Roger L. Fix

/s/ THOMAS D. DEBYLE

Vice President/Chief Financial Officer

Thomas D. DeByle

/s/ SEAN VALASHINAS

Chief Accounting Officer

Sean Valashinas

Roger L. Fix, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on August 27, 2013 as attorney-in-fact for the following directors of the Registrant:

Charles H. Cannon	Thomas E. Chorman
William R. Fenoglio	H. Nicholas Muller, III, Ph.D.
Gerald H. Fickenscher	Daniel B. Hogan,
Edward J. Trainor	Thomas J. Hansen

/s/ ROGER L. FIX

Roger L. Fix

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

The Company will furnish its 2013 Proxy Statement and proxy materials to security holders subsequent to the filing of the annual report on this Form.  Copies of such material shall be furnished to the Commission when they are sent to security holders.

INDEX TO EXHIBITS

PAGE

21.

Subsidiaries of Standex

23.

Consent

of Independent Registered Public Accounting Firm

24.

Powers of Attorney of Charles H. Cannon, Thomas E. Chorman, William R. Fenoglio, Gerald Fickenscher, Thomas J. Hansen, Daniel B. Hogan, H. Nicholas Muller, III, Ph.D., and Edward J. Trainor

31.1

Rule 13a-14(a) Certification of President and Chief Executive Officer

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

William R. Fenoglio1, 4

Former President/CEO, Augat, Inc.

Gerald H. Fickenscher1, 3

Retired Vice President, Europe, Middle East,

and Africa, Crompton Corporation

Roger L. Fix4

President and Chief Executive Officer

Thomas J. Hansen1

Former Vice Chairman of IllinoisTool Works, Inc.

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

Standex Electronics, Inc

Standex Meder Electronics, Inc.

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

Stockholders’ Meeting

The Annual Meeting of Stockholders will be held at 11:00 a.m. on Wednesday, October 30, 2013 at the Burlington Marriott, One Burlington Mall Road, Burlington, MA 01803, (781) 229-6565.