Form 10-Q
period 2013-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 2013-11-07
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	31-0596149
(State of incorporation)	(IRS Employer Identification No.)

11 KEEWAYDIN DRIVE, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

(603) 893-9701 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES [X]     NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).             YES [X]     NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]

       Accelerated filer [X]

Non-accelerated filer [  ]   (Do not check if a smaller reporting company)      Smaller Reporting Company [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES [  ]     NO [X]

The number of shares of Registrant's Common Stock outstanding on November 5, 2013 was 12,768,833

STANDEX INTERNATIONAL CORPORATION

INDEX

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Unaudited Condensed Consolidated Balance Sheets as of

September 30, 2013 and June 30, 2013

2

Unaudited Condensed Consolidated Statements of Operations for the

Three Months Ended September 30, 2013 and 2012

3

Unaudited Condensed Consolidated Statements of Comprehensive Income for the

Three Months Ended September 30, 2013 and 2012

4

Unaudited Condensed Consolidated Statements of Cash Flows for the

Three Months Ended September 30, 2013 and 2012

5

Notes to Unaudited Condensed Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

16

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

24

Item 4.

Controls and Procedures

26

PART II.

OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 6.

Exhibits

27

PART I. FINANCIAL INFORMATION
ITEM 1

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share data)	September 30, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$46,055	$51,064
Accounts receivable, net	101,938	102,268
Inventories	89,840	84,956
Prepaid expenses and other current assets	9,103	7,776
Income taxes receivable	1,420	-
Deferred tax asset	12,378	12,237
Total current assets	260,734	258,301
Property, plant, and equipment, net	94,369	95,020
Goodwill	113,499	111,905
Intangible assets, net	26,264	25,837
Other non-current assets	20,628	19,510
Total non-current assets	254,760	252,272
Total assets	$515,494	$510,573

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$59,246	$69,854
Accrued expenses	50,844	46,981
Income taxes payable	3,603	1,638
Total current liabilities	113,693	118,473
Long-term debt	50,067	50,072
Accrued pension and other non-current liabilities	47,478	51,040
Total non-current liabilities	97,545	101,112
Stockholders' equity:
Common stock, par value $1.50 per share - 60,000,000
shares authorized, 27,984,278 issued, 12,641,682 and
12,549,806 outstanding at September 30, 2013 and June 30, 2013	41,976	41,976
Additional paid-in capital	37,732	37,199
Retained earnings	554,087	546,031
Accumulated other comprehensive loss	(60,116)	(65,280)
Treasury shares (15,342,596 shares at September 30, 2013
and 15,434,472 shares at June 30, 2013)	(269,423)	(268,938)
Total stockholders' equity	304,256	290,988
Total liabilities and stockholders' equity	$515,494	$510,573

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	September 30,
(In thousands, except per share data)	2013	2012
Net sales	$183,573	$183,386
Cost of sales	124,457	124,141
Gross profit	59,116	59,245
Selling, general, and administrative expenses	41,425	41,384
Restructuring costs	3,806	235
Total operating expenses	45,231	41,619
Income from operations	13,885	17,626
Interest expense	(560)	(651)
Other non-operating income (expense)	454	(36)
Income from continuing operations before income taxes	13,779	16,939
Provision for income taxes	3,666	5,014
Income from continuing operations	10,113	11,925
Income (loss) from discontinued operations, net of income taxes	(1,031)	(95)
Net income (loss)	$9,082	$11,830
Basic earnings (loss) per share:
Continuing operations	$0.80	$0.95
Discontinued operations	(0.08)	(0.01)
Total	$0.72	$0.94
Diluted earnings (loss) per share:
Continuing operations	$0.79	$0.93
Discontinued operations	(0.08)	(0.01)
Total	$0.71	$0.92

Cash dividends per share	$0.08	$0.07

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	September 30,
(In thousands)	2013	2012
Net income (loss)	$9,082	$11,830
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$(956)	$(307)
Amortization of unrecognized costs	1,423	2,200
Derivative instruments:
Change in unrealized gains and (losses)	(90)	(261)
Amortization of unrealized gains and (losses) into interest expense	267	261
Foreign currency translation adjustments	4,529	2,830
Other comprehensive income (loss) before tax	$5,173	$4,723

Income tax provision (benefit):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$567	$77
Amortization of unrecognized costs	(509)	(804)
Derivative instruments:
Change in unrealized gains and (losses)	34	99
Amortization of unrealized gains and (losses) into interest expense	(101)	(99)
Income tax provision benefit to other comprehensive income (loss)	$(9)	$(727)
Other comprehensive income (loss), net of tax	5,164	3,996
Comprehensive income (loss)	$14,246	$15,826

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	September 30,
(In thousands)	2013	2012
Cash flows from operating activities
Net income	$9,082	$11,830
(Income) loss from discontinued operations	1,031	95
Income from continuing operations	10,113	11,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,770	3,830
Stock-based compensation	849	803
Non-cash portion of restructuring charge	3,294	-
Contributions to defined benefit plans	(358)	(3,564)
Net changes in operating assets and liabilities	(16,416)	(3,485)
Net cash provided by (used in) operating activities - continuing operations	1,252	9,509
Net cash (used in) operating activities - discontinued operations	(309)	(1,241)
Net cash provided by (used in) operating activities	943	8,268
Cash flows from investing activities
Expenditures for property, plant, and equipment	(4,250)	(4,905)
Expenditures for acquisitions, net of cash acquired	-	(38,535)
Other investing activity	10	-
Net cash (used in) investing activities	(4,240)	(43,440)
Cash flows from financing activities
Borrowings on revolving credit facility	17,700	56,000
Payments of revolving credit facility	(17,700)	(40,000)
Activity under share-based payment plans	72	68
Excess tax benefit from share-based payment activity	1,470	1,694
Purchases of treasury stock	(3,045)	(5,372)
Cash dividends paid	(1,004)	(876)
Net cash provided by (used in) financing activities	(2,507)	11,514
Effect of exchange rate changes on cash and cash equivalents	795	713
Net change in cash and cash equivalents	(5,009)	(22,945)
Cash and cash equivalents at beginning of year	51,064	54,749
Cash and cash equivalents at end of period	$46,055	$31,804

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three months ended September 30, 2013 and 2012, the cash flows for the three months ended September 30, 2013 and 2012 and the financial position of the Company at September 30, 2013.  The interim results are not necessarily indicative of results for a full year.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2013.  The condensed consolidated balance sheet at June 30, 2013 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2013.  Unless otherwise noted, references to years are to the Company’s fiscal years.

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

The Company paid $43.2 million in cash for 100% of the equity of Meder.  Acquired intangible assets of $8.2 million consist of $3.4 million of trademarks, which are indefinite-lived, and $4.8 million of customer relationships, which are amortized over a period of 10 years.  Acquired goodwill of $12.1 million is not deductible for income tax purposes due to the nature of the transaction.  The Company finalized the purchase price allocation during the quarter ended December 31, 2012.

The components of the fair value of the Meder acquisition, including the initial allocation of the purchase price and subsequent measurement period adjustments, are as follows (in thousands):

	Preliminary Allocation	Adjustments	Meder Electronic
Fair value of business combination:
Cash payments	$42,103	$1,078	$43,181
Less: cash acquired	(3,568)	-	(3,568)
Total	$38,535	$1,078	$39,613

Identifiable assets acquired and liabilities assumed:
Current Assets	$20,246	$-	$20,246
Property, plant, and equipment	10,651	409	11,060
Identifiable intangible assets	8,200	-	8,200

Goodwill	11,131	932	12,063
Other non-current assets	222	-	222
Liabilities Assumed	(8,682)	40	(8,642)
Deferred taxes	(3,233)	(303)	(3,536)
Total	$38,535	$1,078	$39,613

3)

Discontinued Operations

In pursuing our business strategy we have divested certain businesses and recorded activities of these businesses as discontinued operations.  In December 2011, the Company entered into a plan to divest its Air Distribution Products (“ADP”) business unit in order to allow the Company to focus its financial assets and managerial resources on its remaining portfolio of businesses.  On March 30, 2012, the Company completed the sale of the ADP business.  The Company has received notice that its obligations under a guarantee provided to the buyers of ADP were triggered as a result of its withdrawal from a multi-employer pension plan in which the Company previously participated.  As a result, the Company has recorded a charge of $1.2 million in excess of the value of the guarantee already recorded.

Assets and liabilities related to discontinued operations appear in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	September 30, 2013	June 30, 2013
Current assets	$639	$483
Other non-current assets	3,000	3,000
Accrued expenses	3,576	795
Accrued pension and other non-current liabilities	1,657	3,219

4)

Fair Value Measurements

The financial instruments shown below are presented at fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters.  Where observable prices or inputs are not available, valuation models may be applied.

Assets and liabilities recorded at fair value in the consolidated balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair values.  Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities and the methodologies used in valuation are as follows:

Level 1 – Quoted prices in active markets for identical assets and liabilities.  The Company’s deferred compensation plan assets consist of shares in various mutual funds (for the deferred compensation plan, investments are participant-directed) which invest in a broad portfolio of debt and equity securities.  These assets are valued based on publicly quoted market prices for the funds’ shares as of the balance sheet dates.

Level 2 – Inputs, other than quoted prices in an active market, that are observable either directly or indirectly through correlation with market data.  For foreign exchange forward contracts and interest rate swaps, the Company values the instruments based on the market price of instruments with similar terms, which are based on spot and forward rates as of the balance sheet dates.  The Company has considered the creditworthiness of counterparties in valuing all assets and liabilities

Level 3 – Unobservable inputs based upon the Company’s best estimate of what market participants would use in pricing the asset or liability.

During the three months ended September 30, 2013, there were no transfers of assets or liabilities between level 1 and level 2 of the fair value measurement hierarchy.  The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

Items presented at fair value at September 30, 2013 and June 30, 2013 consisted of the following (in thousands):

	September 30, 2013
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,539	$2,539	$-	$-
Foreign exchange contracts	464	-	464	-

Liabilities
Interest rate swaps	$1,709	$-	$1,709	$-
Foreign exchange contracts	2,109	-	2,109	-

	June 30, 2013
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,478	$2,478	$-	$-
Foreign exchange contracts	37	-	37	-

Liabilities
Interest rate swaps	$1,875	$-	$1,875	$-
Foreign exchange contracts	1,443	-	1,443	-

5)

Inventories

Inventories are comprised of the following (in thousands):

	September 30, 2013	June 30, 2013
Raw materials	$41,143	$37,906
Work in process	25,477	24,112
Finished goods	23,220	22,938
Total	$89,840	$84,956

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and were $5.8 million and $5.9 million for the three months ended September 30, 2013 and 2012, respectively.

6)

Goodwill

Changes to goodwill during the three months ended September 30, 2013 were as follows (in thousands):

	June 30, 2013			September 30, 2013
	Gross	Accumulated Impairment	Net	Translation Adjustment	Net
Food Service Equipment Group	$63,729	$(17,939)	$45,790	$4	$45,794
Engraving Group	20,614	-	20,614	99	20,713
Engineering Technologies Group	10,861	-	10,861	682	11,543
Electronics Products Group	31,582	-	31,582	809	32,391
Hydraulics Products Group	3,058	-	3,058	-	3,058
Total	$129,844	$(17,939)	$111,905	$1,594	$113,499

7)

Intangible Assets

Intangible assets consist of the following (in thousands):

	Customer Relationships	Trademarks	Other	Total
September 30, 2013
Cost	$32,439	$12,986	$4,921	$50,346
Accumulated amortization	(20,409)	-	(3,673)	(24,082)
Balance, September 30, 2013	$12,030	$12,986	$1,248	$26,264

June 30, 2013
Cost	$31,850	$12,878	$4,228	$48,956
Accumulated amortization	(19,529)	-	(3,590)	(23,119)
Balance, June 30, 2013	$12,321	$12,878	$638	$25,837

Amortization expense for the three months ended September 30, 2013 and 2012 was $0.7 million and $0.6 million, respectively.  At September 30, 2013, amortization expense is estimated to be $2.0 million in the remainder of 2014, $2.3 million in 2015, $1.9 million in 2016, $1.5 million in 2017, $1.4 million in 2018, and $4.2 million thereafter.

8)

Debt

As of September 30, 2013, the Company’s debt is due as follows (in thousands):

Fiscal Year
2014	$ 15
2015	15
2016	15
2017	50,015
2018	7
Thereafter	-
$ 50,067

Bank Credit Agreements

The Company has in place a five-year $225 million unsecured Revolving Credit Facility (“Credit Agreement”, “the facility”), which expires in January 2017 and includes a letter of credit sub-facility with a limit of $30 million and a $100 million accordion feature.  As of September 30, 2013 the Company has used $10.8 million against the letter of credit sub-facility.  The Company had the ability to borrow $164.1 million under the facility.

At September 30, 2013, the carrying value of the current borrowings under the facility approximated fair value.

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

The Company’s effective swap agreements convert the base borrowing rate on $45 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 2.40% at September 30, 2013.  The fair value of the swaps recognized in accrued expenses and in other comprehensive income is as follows (in thousands):

				Fair Value
Effective Date	Notional Amount	Fixed Rate	Maturity	September 30, 2013	June 30, 2013
June 1, 2010	$5,000,000	2.495%	May 24, 2015	$(185)	$(205)
June 1, 2010	5,000,000	2.495%	May 24, 2015	(185)	(205)
June 8, 2010	10,000,000	2.395%	May 26, 2015	(352)	(389)
June 9, 2010	5,000,000	2.340%	May 26, 2015	(172)	(190)
June 18, 2010	5,000,000	2.380%	May 24, 2015	(175)	(194)
September 21, 2011	5,000,000	1.280%	September 21, 2013	-	(14)
September 21, 2011	5,000,000	1.595%	September 22, 2014	(69)	(83)
March 15, 2012	10,000,000	2.745%	March 15, 2016	(571)	(595)
				$(1,709)	$(1,875)

The Company reported no losses for the three months ended September 30, 2013, as a result of hedge ineffectiveness.  Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign sales, foreign purchases of materials, and loan payments to and from subsidiaries.  The Company enters into such contracts for hedging purposes only.  For hedges of intercompany loan payments, the Company has not elected hedge accounting due to the general short-term nature and predictability of the transactions, and records derivative gains and losses directly to the statement of operations.  At September 30, 2013 and June 30, 2013, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized (losses) of ($1.6) million and ($1.4) million, respectively, which approximate the unrealized gains and losses on the related loans.  The notional amounts of the Company’s forward contracts, by currency, are as follows:

	Notional Amount
	(in native currency)
Currency	September 30, 2013	June 30, 2013
Euro	45,679,064	48,349,064
British Pound Sterling	2,000,000	2,580,289
Canadian Dollar	3,600,000	3,600,000

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

Assets Derivatives
	September 30 ,2013		June 30,2013
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Foreign exchange contracts	Other Assets	$464	Other Assets	$37

	Liability Derivatives
	September 30 ,2013		June 30,2013
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	$1,709	Accrued Liabilities	$1,875
Foreign exchange contracts	Accrued Liabilities	2,109	Accrued Liabilities	1,443
		$3,818		$3,318

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended
	September 30,
	2013	2012
Interest rate swaps	$(90)	$(261)

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to Net Income for the periods ended (in thousands):

Details about Accumulated			Affected line item
Other Comprehensive	Three Months Ended		in the Statements
Income (Loss) Components	September 30,		of Operations
	2013	2012
Interest rate swaps	$267	$261	Interest expense

10)

Retirement Benefits

The Company has defined benefit pension plans covering certain current and former employees both inside and outside of the U.S.  The Company’s pension plan for U.S. salaried employees was frozen as of December 31, 2007, and participants in the plan ceased accruing future benefits.  The Company’s pension plan was frozen for substantially all remaining participants as of July 31, 2013, and replaced with a defined contribution benefit plan.  Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three months ended September 30, 2013 and 2012 consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Service cost	$85	$176	$11	$10
Interest cost	2,810	2,735	414	417
Expected return on plan assets	(3,378)	(3,698)	(370)	(336)
Recognized net actuarial loss	1,172	1,894	196	226
Amortization of prior service cost	15	26	-	(14)
Net periodic benefit cost	$704	$1,133	$251	$303

The Company expects to pay $1.5 million in contributions to the plans during 2014 of which $0.4 million were made during the first quarter of 2014.  Contributions of $3.6 million were made during the three months ended September 30, 2012, which included a $3.25 million voluntary contribution made in July 2012, retroactive to June 2012, in order to take advantage of legislation that allowed our U.S. plan to be 100% funded under Pension Protection Act rules at June 30, 2012.

11)

Income Taxes

The Company's effective tax rate for the three months ended September 30, 2013 was 26.6% compared with 29.6% for same period last year.  The lower effective tax rate in the first quarter of 2014 was primarily due to the impact of a decrease in the statutory tax rate in the United Kingdom on deferred tax liabilities recorded in prior periods.

12)

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

Three Months Ended
September 30,

	2013	2012
Basic - Average shares outstanding	12,573	12,559
Effect of dilutive securities:
Unvested stock awards	196	251
Diluted - Average shares outstanding	12,769	12,810

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share.  No options to purchase common stock were excluded as anti-dilutive from the calculation of diluted earnings per share for the three months ended September 30, 2013 and 2012, respectively.

35,514 and 33,111 performance stock units are excluded from the diluted earnings per share calculation as the performance criteria have not been met for the three months ended September 30, 2013 and 2012, respectively.

13)

Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive loss are as follows (in thousands):

	September 30, 2013	June 30, 2013
Foreign currency translation adjustment	$8,274	$3,745
Unrealized pension losses, net of tax	(67,332)	(67,857)
Unrealized losses on derivative instruments, net of tax	(1,058)	(1,168)
Total	$(60,116)	$(65,280)

14)

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

Net sales and income (loss) from continuing operations by segment for the three months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended September 30,
	Net Sales		Income from Operations
	2013	2012	2013	2012
Segment:
Food Service Equipment Group	$105,344	$109,323	$8,790	$13,348
Engraving Group	25,027	23,356	4,773	4,552
Engineering Technologies Group	17,265	15,730	2,082	1,693
Electronics Products Group	28,144	27,839	5,138	3,088
Hydraulics Products Group	7,793	7,138	1,174	971
Restructuring costs			(3,806)	(235)
Corporate			(4,266)	(5,791)
Sub-total	$183,573	$183,386	$13,885	$17,626
Interest expense			(560)	(651)
Other non-operating income			454	(36)
Income from continuing operations before income taxes			$13,779	$16,939

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

16) Restructuring

The Company has undertaken cost reduction and facility consolidation initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

	Three Months Ended
	September 30, 2013

	Involuntary Employee Severance and Benefit Costs	Other	Total
2014 Restructuring initiatives	$351	$3,383	$3,734
Prior year initiatives	72	-	72
	$423	$3,383	$3,806

	Three Months Ended
	September 30, 2012

	Involuntary Employee Severance and Benefit Costs	Other	Total
Prior year initiatives	$218	$17	$235

2014 Restructuring Initiatives

On August 23, 2013 the Company announced a consolidation of its Cheyenne, Wyoming plant into its Mexico facility and other Cooking Solutions operations in North America.  The Company expects to record a pre-tax restructuring charge related to the Food Service Equipment segment during fiscal 2014 in the range of $7.5 to $8.0 million, which includes a non-cash charge of $3.3 million related to the impairment of long-lived assets recorded during the first quarter of fiscal year 2014.

Activity in the reserves related to fiscal year 2014 restructuring initiatives is as follows (in thousands):

	Involuntary Employee Severance and Benefit Costs		Other	Total
Restructuring liabilities at June 30, 2013	$		-	$-
Additions and adjustments		351	89	440
Payments		(266)	(83)	(349)
Restructuring liabilities at September 30, 2013		$85	$6	$91

Prior Year Initiatives

Activity in the reserve related to the prior year restructuring initiatives is as follows (in thousands):

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2013	$10	-	$10
Additions and adjustments	72	-	72
Payments	(82)	-	(82)
Restructuring liabilities at September 30, 2013	$-	$-	$-

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended
	September 30, 2013

	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment Group	$18	$3,328	$3,346
Engraving Group	245	$7	252
Electronics Products Group	160	$48	208
	$423	$3,383	$3,806

	Three Months Ended
	September 30, 2012

	Involuntary Employee Severance and Benefit Costs	Other	Total
Engraving Group	$218	$17	$235

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

Overview

We are a leading manufacturer of a variety of products and services for diverse commercial and industrial market segments.  We have five reportable segments: Food Service Equipment Group, Engraving Group, Engineering Technologies Group, Electronics Products Group, and the Hydraulics Products Group.  Our business objective is to provide value-added, technology-driven solutions to our customers.  Our strategic objective, which we refer to as “Focused Diversity,” is to 1) identify those businesses which are best able to meet our objectives, and invest in them by taking advantage of both organic growth and acquisition opportunities and 2) pursue operational excellence in order to improve operating margins and working capital management.

As part of this ongoing strategy, in the first quarter of fiscal 2014, the Company, in our efforts to reduce cost and improve productivity across the Food Service Equipment Group, announced that we are consolidating the Cooking Solutions Cheyenne, Wyoming plant into its Mexico facility and other Cooking Solutions operations in North America.  The Cheyenne consolidation is on track to be complete by fiscal year end.  We expect to realize $4 million per year in annual savings and to benefit from about 75% of the savings rate in the first half of 2015 and from the full annualized run rate in the second half of that year.

During the first quarter of fiscal 2013, the Company acquired Meder electronic AG.  The acquisition, which more than doubled the size of our Electronics Products Group, allowed us to complement our existing electronics business with significantly broadened product line offerings, end-user markets, and manufacturing support that will enhance our global footprint for sales coverage and profitable growth.

Our business strategy emphasizes organic growth initiatives in addition to the completion of strategic acquisitions.  The development and execution of top line initiatives that provide opportunities for market share gains is a top priority for each of our businesses.  Our business units are actively engaged in initiating new product introductions, value engineering and performance enhancements for existing products, expansion of product offerings through private labeling and sourcing agreements, geographic expansion of sales coverage, the development of new sales channels, leveraging strategic customer relationships, development of energy efficient products, creating new applications for existing products and technology, and next generation products and services for our end-user markets.

In addition to the continued implementation of our business strategy, we have successfully taken substantial measures over a period of more than four years to reduce our cost structure.  We have achieved this through company-wide and targeted headcount reductions, low cost manufacturing and value-added engineering initiatives, plant consolidations, procurement savings, and improved productivity in all aspects of our operations.  These measures have been the principal factors in allowing the Company to significantly improve margins and profitability, even though sales have only recently returned to the levels existing before the onset of the 2008 macroeconomic recession.  As we move into fiscal year 2014 we continue to evaluate our products and production process.  We see benefits in a migration of similar projects and repetitive programs where we can utilize our strengths in cost savings to increase overall margins.  In addition to the focus on improving our cost structure, we have improved the Company’s liquidity through better working capital management, and the sale of excess land and buildings.

Because of the diversity of the Company’s businesses, end user markets and geographic locations, management does not use specific external indices to predict the future performance of the Company, other than general information about broad macroeconomic trends.  Each of our individual business unit serves niche markets and attempts to identify trends other than general business and economic conditions which are specific to their businesses and which could impact their performance.  Those units report pertinent information to senior management, which uses it to the extent relevant to assess the future performance of the Company.  A description of any such material trends is described below in the applicable segment analysis.

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

Results from Continuing Operations

	Three Months Ended
	September 30,
(Dollar amounts in thousands)	2013	2012
Net sales	$183,573	$183,386
Gross profit margin	32.2%	32.3%
Income from operations	13,885	17,626
Backlog (realizable within 1 year)	127,802	126,313

Net Sales
Three Months Ended
(In thousands)	September 30, 2013
Net sales, prior period	$ 183,386
Components of change in sales:
Effect of exchange rates	855
Organic sales change	(668)
Net sales, current period	$ 183,573

Net sales for the first quarter of 2014 increased $0.2 million, or 0.1%, when compared to the prior year quarter.  This change was due to organic sales decreases, primarily from the Food Service Equipment Group of $3.9 million, partially offset by favorable foreign exchange of $0.9 million and organic sales growth at the Engraving Group of $1.7 million, and Engineering Technologies Group of $1.5 million.

Gross Profit Margin

Our gross profit margin decreased 10 basis points from 32.3% to 32.2% in the first quarter of 2014, when compared to the prior year quarter.  Gross margin in the first quarter of 2014 was negatively impacted by operational issues and an inventory adjustment at the Food Service Equipment Group.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses for the first quarter of 2014 were $41.4 million, or 22.6% of sales, compared to $41.4 million, or 22.6% of sales, during the prior year quarter.  Our efforts to tightly control expenses and to maintain a lean headcount profile have resulted in a constant SG&A rate.

Income from Operations

Income from operations for the first quarter of 2014 was $13.9 million compared to $17.6 million during the prior year quarter.  The decrease of $3.7 million or 21.2% is primarily the result of restructuring charges at the Food Service Equipment Group related to a non-cash impairment charge associated with the announced closure of the Cheyenne, Wyoming facility.

Interest Expense

Interest expense for the first quarter of 2014 was $0.6 million compared to $0.7 million during the prior year quarter.  The decrease of 14.0% is attributable to lower average borrowings during the quarter.

Income Taxes

The Company's effective tax rate for the three months ended September 30, 2013 was 26.6% compared with 29.6% for same period last year.  The lower effective tax rate in the first quarter of 2014 was primarily due to the impact of a decrease in the statutory tax rate in the United Kingdom on deferred tax liabilities recorded in prior periods.

In September 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final regulations relating to guidance on applying tax rules to amounts paid to acquire, produce, or improve tangible personal property as well as rules for materials and supplies.   These final regulations will be effective for Standex's fiscal year ending June 30, 2015.  The Company is currently assessing these rules and the impacts to the financial statements, if any.

Backlog

Backlog increased $1.5 million, or 1.2%, to $127.8 million at September 30, 2013, from $126.3 million at September 30, 2012.  The overall increase is attributable to increased backlog from the Hydraulics Products Group of 51.6%, Engraving Group of 11.9% and Engineering Technologies Group of 7.9%, partially offset by decreases within the Electronics Products Group of 6.6%, and Food Service Equipment Group of 5.4%.

Segment Analysis

Food Service Equipment Group

	Three Months Ended
	September 30,		%
(in thousands, except percentages)	2013	2012	Change
Net sales	$ 105,344	$ 109,323	-3.6%
Income from operations	8,790	13,348	-34.1%
Operating income margin	8.3%	12.2%

Net sales in the first quarter of fiscal year 2014 decreased $4.0 million, or 3.6%, when compared to the prior year quarter.  The sales decrease was due to approximately 3% declines in both the Refrigerated Solutions Business and Cooking Solutions Group where the softness of the markets coupled with the lapping of roll outs in both the C-Store and Drug Retail markets negatively impacted the company’s sales.  Sales strengthened in the Cooking Solutions Group retail segment in the US, however demand in the United Kingdom Cooking Solutions retail market remained soft as customers continued to restrict capital spending. We are continuing our strategy to drive revenue growth by expanding our portfolio of new products, having launched a new line of countertop griddles and charbroilers in the first quarter and through our anticipated expansion of combi oven products in the third and fourth quarter of fiscal year 2014.  Our Specialty Solutions Group saw a sales decrease of 6.6%, principally driven by softness in the custom fabrication business.  This softness was driven by a slowdown in government related projects and a temporary slowdown of a key chain customer that is expected to resume to normal levels in the second quarter.

Income from operations for the first quarter of fiscal year 2014 decreased $4.6 million, or 34.1%, when compared to the prior year quarter.  Food Service Equipment group’s profitability was impacted by lower volume of $4 million for a $1 million profit impact and operational issues at the custom products business of $3.6 million.  The issues at the custom products business revolved around unfavorable sales mix, machine downtime and an inventory write-down.  We believe these are one time issues at our custom products business and will not repeat going forward.

Engraving Group

	Three Months Ended
	September 30,		%
(in thousands, except percentages)	2013	2012	Change
Net sales	$ 25,027	$ 23,356	7.2%
Income from operations	4,773	4,552	4.9%
Operating income margin	19.1%	19.5%

Net sales in the first quarter of fiscal year 2014 increased by $1.7 million, or 7.2%, when compared to the prior year quarter.  The increase is primarily driven by organic growth of $1.5 million and favorable foreign exchange of $0.2 million.  Mold texturizing sales to the automotive sector strengthened worldwide and increased approximately 11% year-over-year. Mold texturizing sales grew in all three major markets of North America, Europe, and China.  Sales in the roll plate engraving and machinery business were down as customers appeared to be delaying capital investments.  Emerging markets continue to be the focus of our growth strategy for Engraving, where the expansion of Mold-Tech operations corresponds to the needs of our automotive customers.  Strategically, we are continuing to invest in the development of new mold texturizing technologies and production capabilities that improve the quality and precision of our texturizing services.

Income from operations in the first quarter of fiscal year 2014 increased by $0.2 million, or 4.9%, when compared to the prior year quarter.  The increase is a result of strong performance in the Mold-Tech businesses, worldwide, partially offset by the effect of reduced volume and unfavorable product mix at roll plate and engraving and machinery businesses.

Engineering Technologies Group

	Three Months Ended
	September 30,		%
(in thousands, except percentages)	2013	2012	Change
Net sales	$ 17,265	$ 15,730	9.8%
Income from operations	2,082	1,693	23.0%
Operating income margin	12.1%	10.8%

Net sales in the first quarter of fiscal year 2014 increased by $1.5 million, or 9.8%, when compared to the prior year quarter.  The increase is primarily the result of organic growth of $1.6 million, partially offset by unfavorable foreign exchange of $0.1 million.  Sales in the oil and gas market increased 60% year-over-year reflecting the project-driven nature of this business which is largely driven by the timing and funding of offshore oil and gas production floating platforms.  Sales in the land-based gas turbine, defense and aviation markets are up 30% mainly due to increased sales to one of our large Original Equipment Manufacturers, “OEM”, customers in the gas turbine markets and increased sales of our single-piece lipskins for engine nacelles in the aviation markets.  These increases were partially offset by a decrease in aerospace sales.  We continue to pursue new growth opportunities in the aviation and aerospace markets where we are seeing good growth potential on the manned and unmanned flight side of the aerospace market.

Income from operations in the first quarter of 2014 increased by $0.4 million, or 23.0%, when compared to the prior year quarter.  The increase is primarily due to volume increases, a favorable product mix, and improvements in manufacturing efficiencies.

Electronics Products Group

	Three Months Ended
	September 30,		%
(in thousands, except percentages)	2013	2012	Change
Net sales	$ 28,144	$ 27,839	1.1%
Income from operations	5,138	3,088	66.4%
Operating income margin	18.3%	11.1%

Net sales in the first quarter of fiscal year 2014 increased $0.3 million, or 1.1%, when compared to the prior year quarter.  The increase is primarily due to favorable exchange of $0.7 million, partially offset by reduced sales in Europe due to lower sales in the solar energy segment.

Income from operations in the first quarter of fiscal year 2014 increased $2.1 million, or 66.4%, when compared to the prior year quarter.  The increase is primarily the result of two factors: purchase accounting expense of $1.5 million, primarily related to a one-time step up of inventory to fair value from the Meder acquisition during the first quarter of fiscal year 2013 and improvements during the first quarter of fiscal year 2014 as we began to see cost savings resulting from our fourth quarter consolidation of the Standex Electronics facility in Tianjin, China, and the Meder Electronic sales office in Hong Kong into the Meder manufacturing facility located in Shanghai.  We continue to expect to see the savings from facility consolidations as well as purchasing savings increase to a $4 million annual run rate by the end of this fiscal year.

Hydraulics Products Group

	Three Months Ended
	September 30,		%
(in thousands, except percentages)	2013	2012	Change
Net sales	$ 7,793	$ 7,138	9.2%
Income from operations	1,174	971	20.9%
Operating income margin	15.1%	13.6%

Net sales in the first quarter of fiscal year 2014 increased $0.7 million, or 9.2%, when compared to the prior year quarter.  The increase is primarily due to organic growth of $0.6 million from market share gains in the domestic U.S. roll off refuse truck market and sales strengthening in our traditional North America dump truck and trailer markets.  Our focus on diversification for this business has led to new opportunities in the North American refuse market.  Several refuse vehicle manufacturers in this space are taking advantage of our engineering expertise and ability to offer both telescopic and rod cylinders from our low cost facility in China.  During the quarter, we completed the capacity expansion of our Chinese operation, which positions the Hydraulics Products Group to support additional market penetration in our global end user markets.

Income from operations in the first quarter of fiscal year 2014 increased $0.2 million, or 20.9%, when compared to the prior year quarter.  The increase is primarily the result of cost containment, manufacturing efficiencies and process improvement at the facility located in the U.S. and the profitable sales contribution from the Tianjin, China facility.

Corporate and Other

	Three Months Ended
	September 30,		%
(in thousands, except percentages)	2013	2012	Change
Income (loss) from operations:
Corporate	$ (4,266)	$ (5,791)	-26.3%
Restructuring	$ (3,806)	$ (235)	1519.6%

Corporate expenses in the first quarter of fiscal year 2014 decreased by $1.5 million, or 26.3%, when compared to the prior year quarter.  This decrease is due to reductions in pension plan expense as benefits accruing under the U.S. plan were frozen for substantially all remaining participants, effective July 31, 2013, along with lower management incentive compensation, and health care expenses.

During the first quarter of fiscal year 2014 we incurred restructuring expense of $3.8 million, which was primarily the result of restructuring charges at the Food Service Equipment Group related to a non-cash impairment charge associated with the announced closure of the Cheyenne, Wyoming facility.  We also initiated headcount reductions in the Engraving Technologies Group and Electronics Products Group resulting in severance expense of $0.5 million, which were all part of our restructuring initiatives previously announced.

Discontinued Operations

In pursuing our business strategy we have divested certain businesses and recorded activities of these businesses as discontinued operations.  In December 2011, the Company entered into a plan to divest its Air Distribution Products (“ADP”) business unit in order to allow the Company to focus its financial assets and managerial resources on its remaining portfolio of businesses. On March 30, 2012, the Company completed the sale of the ADP business.  The Company has received notice that its obligations under a guarantee provided to the buyers of ADP were triggered as a result of its withdrawal from a multi-employer pension plan in which the Company previously participated.  As a result, the Company has recorded a charge of $1.2 million in excess of the value of the guarantee already recorded.

Discontinued operations for the three months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended
	September 30,
	2013	2012
Net sales	$-	$-
Pre-tax earnings	(1,457)	(145)
(Provision) benefit for taxes	426	50
Net loss from discontinued operations	$(1,031)	$(95)

Liquidity and Capital Resources

Net cash provided by operating activities from continuing operations for the three months ended September 30, 2013, was $1.3 million compared to cash provided by operations of $9.5 million, when compared to the prior year quarter.  The decrease of $8.2 million in cash provided by operating activities is primarily due to the change in operating cash flow in the quarter where cash outflows for accounts payable increased by $9.2 million compared to the prior year quarter.  Cash flow used in investing activities for the three months ended September 30, 2013 consisted primarily of capital expenditures of $4.3 million.  Our financing activities for the three months ended September 30, 2013 includes cash paid for dividends of $1.0 million and $3.0 million of stock repurchased exclusively for management and employee repurchase transactions.

The Company has in place a five-year $225 million unsecured Revolving Credit Facility (“Credit Agreement”, “the facility”), which expires in January 2017 and includes a letter of credit sub-facility with a limit of $30 million and a $100 million accordion feature.  The Credit Agreement contains customary representations, warranties and restrictive covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Agreement”), to interest expense for the trailing twelve months of at least 3:1. Adjusted EBIT per the Credit Agreement specifically excludes extraordinary and certain other defined items such as non-cash restructuring and acquisition-related charges up to $2 million, and goodwill impairment.  At September 30, 2013, the Company’s Interest Coverage Ratio was 27.7:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the credit agreement, calculated as Adjusted EBIT per the Credit Agreement plus depreciation and amortization, may not exceed 3.5:1.  At September 30, 2013, the Company’s Leverage Ratio was 0.75:1.

As of September 30, 2013, we had borrowings under our facility of $50.0 million and the effective rate of interest for outstanding borrowings under the facility was 3.6%.

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  During fiscal year 2014 we expect to spend approximately $17.0-$19.0 million on capital expenditures and expect depreciation and amortization expense will be between $13.0-$14.0 million and $2.0-$3.0 million, respectively.  During first three months of 2014 capital expenditures were $4.6 million, depreciation and amortization expense was $3.1 million, and $0.7 million, respectively.

In order to manage our interest rate exposure, we are party to $45.0 million of floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average interest rate of 2.40%.

The following table sets forth our capitalization at September 30, 2013 and June 30, 2013 (in thousands):

	September 30,	June 30,
	2013	2013
Long-term debt	$50,067	$50,072
Less cash and cash equivalents	(46,055)	(51,064)
Net debt	4,012	(992)
Stockholders' equity	304,256	290,988
Total capitalization	$308,268	$289,996

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan was frozen for substantially all remaining participants, effective July 31, 2013.   We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. pension plan assets was $203.4 million at September 30, 2013, as compared to $200.2 million at the most recent measurement date, which occurred as of June 30, 2013.  The next measurement date to determine plan assets and benefit obligations will be on June 30, 2014.  During July 2012 we made a $3.25 million contribution to the U.S pension plan due to its retroactive treatment under the Pension Protection Act (“PPA”).  As a result of this contribution and an additional voluntary contribution of $6 million made in June 2012, we do not expect to make mandatory contributions to the plan until 2016. We do not expect contributions to our other defined benefit plans to be material in 2014.  Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for certain retired executives.  Current executives and new hires are not eligible for this program.  At September 30, 2013, the underlying policies have a cash surrender value of $17.4 million, less policy loans of $9.6 million.  As we have the legal right of offset, these amounts are reported net on our balance sheet.

In connection with the divestiture, the Company remained the lessee of ADP’s Philadelphia, PA facility and administrative offices, with the purchaser subleasing a fractional portion of the building at current market rates.  Additionally, the Company remained an obligor on an additional facility lease that was assumed in full by the buyer.  In connection with the transaction, the Company’s aggregate obligation with respect to the leases is $3.2 million, of which $1.6 million was recorded as a liability at September 30, 2013.  The buyer’s obligations under the respective sublease and assumed lease are secured by a cross-default provision in the purchaser’s promissory note for a portion of the purchase price which is secured by mortgages on the ADP real estate sold in the transaction.  During October 2013, ADP provided notice of intent to terminate their obligation under the Philadelphia sublease beginning April 2014.  We expect to sublet this building at the current market rate and will not have additional changes related to this obligation.

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

Foreign Currency Translation – Our primary functional currencies used by our non-U.S. subsidiaries are the Euro, British Pound Sterling (Pound), Mexican (Peso), Chinese (Yuan) and Canadian dollars.

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

Employee Relations – The Company has labor agreements with a number of union locals in the United States and of European employees that belong to European trade unions.  All union contracts expiring during fiscal year 2014 have been successfully renegotiated.

Critical Accounting Policies

The condensed consolidated financial statements include the accounts of Standex International Corporation and all of its subsidiaries.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements.  Although we believe that materially different amounts would not be reported due to the accounting policies adopted, the application of certain accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  Our Annual Report on Form 10-K for the year ended June 30, 2013 lists a number of accounting policies which we believe to be the most critical.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend and loan payments, and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At September 30, 2013, the aggregate fair value of the Company’s open foreign exchange contracts was $1.6 million.

Our primary translation risk is with the Euro, British Pound Sterling, Canadian Dollar, and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any of these foreign currencies to the U.S. Dollar at September 30, 2013, would not result in a material change in our operations, financial position, or cash flows.  We do not hedge our translation risk.  As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we use interest rate swap agreements to modify our exposure to interest rate movements.  The Company’s currently effective swap agreements convert our base borrowing rate on $45.0 million of debt due under our revolving Credit Agreement from a variable rate equal to LIBOR to a weighted average rate of 2.40% at September 30, 2013.  Due to the impact of the swaps, an increase in interest rates would not have materially impacted our interest expense for the three months ended September 30, 2013.

The Company’s effective rate on variable-rate borrowings, including the impact of interest rate swaps, under the revolving credit agreement decreased from 3.65% at June 30, 2013 to 3.6% at September 30, 2013.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently low.  As of September 30, 2013, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.

CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting during the quarterly period ended September 30, 2013 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended September 30, 2013
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 - July 31, 2013	106	$ 59.12	106	119,107

August 1 - August 31, 2013	319	60.12	319	618,788

September 1 - September 30, 2013	54,597	55.30	54,597	564,191

Total	55,022	$ 55.34	55,022	564,191

1  The Company has a Stock Buyback Program (the “Program”) which was originally announced on January 30, 1985.  Under the Program, the Company may repurchase its shares from time to time, either in the open market or through private transactions, whenever it appears prudent to do so.  The Company authorized, on December 15, 2003, the repurchase of 1.0 million shares and on August 20, 2013, authorized, an additional 0.5 million shares for repurchase pursuant to its Program.  The Program has no expiration date, and the Company from time to time may authorize additional increases of share increments for buyback authority so as to maintain the Program.

ITEM 6.  EXHIBITS

(a)

Exhibits

10

Employment Agreement dated August 2, 2012 between the Company and Michael A. Pattison*

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

The following materials from this Quarterly Report on Form 10-Q, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement.

ALL OTHER ITEMS ARE INAPPLICABLE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDEX INTERNATIONAL CORPORATION

Date:	November 7, 2013	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/CFO/Treasurer
(Principal Financial & Accounting Officer)

Date:	November 7, 2013	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer/Assistant Treasurer

27