Form 10-K/A
period 2013-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2014-02-03
CIK 310354

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Standex International Corporation’s Annual report on Form 10-K for the fiscal year ended June 30, 2013 (the “Form 10-K”), filed with the Securities and Exchange Commission on August 27, 2013 is to correct and refile Exhibits 31.2 and 32, which were erroneously filed without the electronic signatures.

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

/s/  Thomas De DeByle

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