Form 10-Q
period 2013-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 2014-02-03
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

The number of shares of Registrant's Common Stock outstanding on January 29, 2014 was 12,762,061

STANDEX INTERNATIONAL CORPORATION

INDEX

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Unaudited Condensed Consolidated Balance Sheets as of

December 31, 2013 and June 30, 2013

2

Unaudited Condensed Consolidated Statements of Operations for the

Three and Six Months Ended December 31, 2013 and 2012

3

Unaudited Condensed Consolidated Statements of Comprehensive Income for the

Three and Six Months Ended December 31, 2013 and 2012

4

Unaudited Condensed Consolidated Statements of Cash Flows for the

Six Months Ended December 31, 2013 and 2012

5

Notes to Unaudited Condensed Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

17

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

27

Item 4.

Controls and Procedures

28

PART II.

OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

29

Item 6.

Exhibits

29

PART I. FINANCIAL INFORMATION
ITEM 1

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share data)	December 31, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$48,060	$1,064
Accounts receivable, net	89,952	102,268
Inventories	97,058	84,956
Prepaid expenses and other current assets	13,145	7,776
Income taxes receivable	4,717	-
Deferred tax asset	12,076	12,237
Total current assets	265,008	258,301
Property, plant, and equipment, net	93,889	95,020
Goodwill	113,514	111,905
Intangible assets, net	25,810	25,837
Other non-current assets	21,695	19,510
Total non-current assets	254,908	252,272
Total assets	$519,916	$510,573

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$56,666	$69,854
Accrued expenses	49,638	46,981
Income taxes payable	5,332	1,638
Total current liabilities	111,636	118,473
Long-term debt	46,060	50,072
Accrued pension and other non-current liabilities	47,910	51,040
Total non-current liabilities	93,970	101,112
Stockholders' equity:
Common stock, par value $1.50 per share - 60,000,000
shares authorized, 27,984,278 issued, 12,619,957 and
12,549,806 outstanding at December 31, 2013 and June 30, 2013	41,976	41,976
Additional paid-in capital	39,001	37,199
Retained earnings	563,319	546,031
Accumulated other comprehensive loss	(58,726)	(65,280)
Treasury shares (15,364,321 shares at December 31, 2013
and 15,434,472 shares at June 30, 2013)	(271,260)	(268,938)
Total stockholders' equity	314,310	290,988
Total liabilities and stockholders' equity	$519,916	$510,573

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2013	2012	2013	2012
Net sales	$172,243	$168,629	$355,816	$352,015
Cost of sales	114,679	112,339	239,136	236,480
Gross profit	57,564	56,290	116,680	115,535
Selling, general, and administrative expenses	43,608	39,037	85,033	80,421
Restructuring costs	644	985	4,450	1,220
Other operating (income) expense, net	(1,962)	-	(1,962)	-
Total operating expenses	42,290	40,022	87,521	81,641
Income from operations	15,274	16,268	29,159	33,894
Interest expense	(592)	(575)	(1,152)	(1,226)
Other non-operating income (expense)	66	166	520	130
Income from continuing operations before income taxes	14,748	15,859	28,527	32,798
Provision for income taxes	4,105	4,833	7,771	9,847
Income from continuing operations	10,643	11,026	20,756	22,951
Income (loss) from discontinued operations, net of income taxes	(126)	(65)	(1,157)	(160)
Net income (loss)	$10,517	$10,961	$19,599	$22,791
Basic earnings (loss) per share:
Continuing operations	$0.84	$0.88	$1.65	$1.82
Discontinued operations	(0.01)	(0.01)	(0.09)	(0.01)
Total	$0.83	$0.87	$1.56	$1.81
Diluted earnings (loss) per share:
Continuing operations	$0.83	$0.86	$1.63	$1.79
Discontinued operations	(0.01)	-	(0.09)	(0.01)
Total	$0.82	$0.86	$1.54	$1.78

Cash dividends per share	$0.10	$0.08	$0.18	$0.15

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2013	2012	2013	2012
Net income (loss)	$10,517	$10,961	$19,599	$22,791
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$198	$(82)	$(758)	$(389)
Amortization of unrecognized costs	1,100	2,205	2,523	4,405
Derivative instruments:
Change in unrealized gains and (losses)	(30)	52	(120)	(209)
Amortization of unrealized gains and (losses) into interest expense	255	264	522	525
Foreign currency translation adjustments	443	396	4,972	3,226
Other comprehensive income (loss) before tax	$1,966	$2,835	$7,139	$7,558

Income tax provision (benefit):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$(100)	$21	$467	$98
Amortization of unrecognized costs	(390)	(807)	(899)	(1,611)
Derivative instruments:
Change in unrealized gains and (losses)	11	(20)	45	79
Amortization of unrealized gains and (losses) into interest expense	(97)	(100)	(198)	(199)
Income tax provision benefit to other comprehensive income (loss)	$(576)	$(906)	$(585)	$(1,633)
Other comprehensive income (loss), net of tax	1,390	1,929	6,554	5,925
Comprehensive income (loss)	$11,907	$12,890	$26,153	$28,716

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	December 31,
(In thousands)	2013	2012
Cash flows from operating activities
Net income	$19,599	$22,791
(Income) loss from discontinued operations	1,157	160
Income from continuing operations	20,756	22,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,550	7,765
Stock-based compensation	2,319	1,725
Non-cash portion of restructuring charge	3,342	-
Disposal of real estate and equipment	925	-
Contributions to defined benefit plans	(733)	(3,876)
Net changes in operating assets and liabilities	(13,978)	(3,909)
Net cash provided by (used in) operating activities - continuing operations	20,181	24,656
Net cash (used in) operating activities - discontinued operations	(2,779)	(1,418)
Net cash provided by (used in) operating activities	17,402	23,238
Cash flows from investing activities
Expenditures for property, plant, and equipment	(7,963)	(9,723)
Expenditures for acquisitions, net of cash acquired	-	(39,613)
Other investing activity	(3,482)	108
Net cash (used in) investing activities	(11,445)	(49,228)
Cash flows from financing activities
Borrowings on revolving credit facility	34,500	74,000
Payments of revolving credit facility	(38,500)	(62,723)
Activity under share-based payment plans	138	135
Excess tax benefit from share-based payment activity	1,423	2,011
Purchases of treasury stock	(5,106)	(8,004)
Cash dividends paid	(2,267)	(1,883)
Net cash provided by (used in) financing activities	(9,812)	3,536
Effect of exchange rate changes on cash and cash equivalents	851	831
Net change in cash and cash equivalents	(3,004)	(21,623)
Cash and cash equivalents at beginning of year	51,064	54,749
Cash and cash equivalents at end of period	$48,060	$33,126

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and six months ended December 31, 2013 and 2012, the cash flows for the six months ended December 31, 2013 and 2012 and the financial position of the Company at December 31, 2013.  The interim results are not necessarily indicative of results for a full year.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2013.  The condensed consolidated balance sheet at June 30, 2013 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2013.  Unless otherwise noted, references to years are to the Company’s fiscal years.

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

The components of the fair value of the Meder acquisition, including the initial allocation of the purchase price and subsequent measurement period adjustments, are as follows (in thousands):

Meder Electronic
Fair value of business combination:
Cash payments	$43,181
Less: cash acquired	(3,568)
Total	$39,613

Identifiable assets acquired and liabilities assumed:
Current Assets	$20,246
Property, plant, and equipment	11,060
Identifiable intangible assets	8,200
Goodwill	12,063
Other non-current assets	222
Liabilities Assumed	(8,642)
Deferred taxes	(3,536)
Total	$39,613

3)

Discontinued Operations

In pursuing our business strategy we have divested certain businesses and recorded activities of these businesses as discontinued operations.  In December 2011, the Company entered into a plan to divest its Air Distribution Products (“ADP”) business unit in order to allow the Company to focus its financial assets and managerial resources on its remaining portfolio of businesses. On March 30, 2012, the Company completed the sale of the ADP business.  During the first quarter of fiscal year 2014, the Company received notice that its obligations under a guarantee provided to the buyers of ADP were triggered as a result of its withdrawal from a multi-employer pension plan in which the Company previously participated.  As a result, the Company recorded a charge of $1.2 million in excess of the value of the guarantee already recorded.  The Company settled this obligation during the second quarter of 2014.

Assets and liabilities related to discontinued operations appear in the condensed consolidated balance sheets are as follows (in thousands):

	December 31, 2013	June 30, 2013
Current assets	$800	$483
Other non-current assets	3,014	3,000
Accrued expenses	1,173	795
Accrued pension and other non-current liabilities	1,536	3,219

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

During the three and six months ended December 31, 2013, there were no transfers of assets or liabilities between level 1 and level 2 of the fair value measurement hierarchy. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

Items presented at fair value at December 31, 2013 and June 30, 2013 consisted of the following (in thousands):

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,963	$2,963	$-	$-
Foreign exchange contracts	751	-	751	-

Liabilities
Interest rate swaps	$1,490	$-	$1,490	$-
Foreign exchange contracts	2,626	-	2,626	-

	June 30, 2013
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,478	$2,478	$-	$-
Foreign exchange contracts	37	-	37	-

Liabilities
Interest rate swaps	$1,875	$-	$1,875	$-
Foreign exchange contracts	1,443	-	1,443	-

5)

Inventories

Inventories are comprised of the following (in thousands):

	December 31, 2013	June 30, 2013
Raw materials	$42,929	$37,906
Work in process	26,538	24,112
Finished goods	27,591	22,938
Total	$97,058	$84,956

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and were $5.4 million and $11.2 million for the three and six months ended December 31, 2013 and $5.0 million and $10.9 million for the three and six months ended December 31, 2012, respectively.

6)

Goodwill

Changes to goodwill during the six months ended December 31, 2013 were as follows (in thousands):

	June 30, 2013			December 31, 2013
	Gross	Accumulated Impairment	Net	Translation Adjustment	Net
Food Service Equipment Group	$63,729	$(17,939)	$45,790	$5	$45,795
Engraving Group	20,614	-	20,614	125	20,739
Engineering Technologies Group	10,861	-	10,861	943	11,804
Electronics Products Group	31,582	-	31,582	536	32,118
Hydraulics Products Group	3,058	-	3,058	-	3,058
Total	$129,844	$(17,939)	$111,905	$1,609	$113,514

7)

Intangible Assets

Intangible assets consist of the following (in thousands):

	Customer Relationships	Trademarks	Other	Total
December 31, 2013
Cost	$33,206	$13,035	$4,452	$50,693
Accumulated amortization	(21,160)	-	(3,723)	(24,883)
Balance, December 31, 2013	$12,046	$13,035	$729	$25,810

June 30, 2013
Cost	$31,850	$12,878	$4,228	$48,956
Accumulated amortization	(19,529)	-	(3,590)	(23,119)
Balance, June 30, 2013	$12,321	$12,878	$638	$25,837

Amortization expense for the three and six months ended December 31, 2013 was $0.7 million and $1.4 million, respectively.  Amortization expense for the three and six months ended December 31, 2012 was $0.6 million and $1.3 million, respectively.  At December 31, 2013, amortization expense is estimated to be $1.3 million in the remainder of 2014, $2.4 million in 2015, $1.9 million in 2016, $1.6 million in 2017, $1.4 million in 2018, and $4.2 million thereafter.

8)

Debt

As of December 31, 2013, the Company’s debt is due as follows (in thousands):

Fiscal Year
2014	$ 8
2015	15
2016	15
2017	46,015
2018	7
Thereafter	-
$ 46,060

Bank Credit Agreements

The Company has in place a five-year $225 million unsecured Revolving Credit Facility (“Credit Agreement”, “the facility”), which expires in January 2017 and includes a letter of credit sub-facility with a limit of $30 million and a $100 million accordion feature. As of December 31, 2013 the Company has used $10.8 million against the letter of credit sub-facility.  The Company had the ability to borrow $168.2 million under the facility.

At December 31, 2013, the carrying value of the current borrowings under the facility approximated fair value.

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

The Company’s effective swap agreements convert the base borrowing rate on $45 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 2.40% at December 31, 2013.  The fair value of the swaps recognized in accrued expenses and in other comprehensive income is as follows (in thousands):

				Fair Value
Effective Date	Notional Amount	Fixed Rate	Maturity	December 31, 2013	June 30, 2013
June 1, 2010	$5,000,000	2.495%	May 24, 2015	$(159)	$(205)
June 1, 2010	5,000,000	2.495%	May 24, 2015	(159)	(205)
June 8, 2010	10,000,000	2.395%	May 26, 2015	(303)	(389)
June 9, 2010	5,000,000	2.340%	May 26, 2015	(148)	(190)
June 18, 2010	5,000,000	2.380%	May 24, 2015	(151)	(194)
September 21, 2011	5,000,000	1.280%	September 21, 2013	-	(14)
September 21, 2011	5,000,000	1.595%	September 22, 2014	(53)	(83)
March 15, 2012	10,000,000	2.745%	March 15, 2016	(517)	(595)
				$(1,490)	$(1,875)

The Company reported no losses for the three and six months ended December 31, 2013, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign sales, foreign purchases of materials, and loan payments to and from subsidiaries.  The Company enters into such contracts for hedging purposes only.  For hedges of intercompany loan payments, the Company has not elected hedge accounting due to the general short-term nature and predictability of the transactions, and records derivative gains and losses directly to the statement of operations.  At December 31, 2013 and June 30, 2013, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized (losses) of ($1.9) million and ($1.4) million, respectively, which approximate the unrealized gains and losses on the related loans.  The notional amounts of the Company’s forward contracts, by currency, are as follows:

	Notional Amount
	(in native currency)
Currency	December 31, 2013	June 30, 2013
Euro	42,679,064	48,349,064
British Pound Sterling	2,000,000	2,580,289
Canadian Dollar	3,600,000	3,600,000

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

Assets Derivatives
	December 31, 2013		June 30,2013
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Foreign exchange contracts	Other Assets	$751	Other Assets	$37

	Liability Derivatives
	December 31, 2013	June 30,2013
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	$1,490	Accrued Liabilities	$1,875
Foreign exchange contracts	Accrued Liabilities	2,626	Accrued Liabilities	1,443
		$4,116		$3,318

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Interest rate swaps	$(30)	$52	$(120)	$(209)

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to Net Income for the periods ended (in thousands):

Details about Accumulated					Affected line item
Other Comprehensive	Three Months Ended		Six Months Ended		in the Statements
Income (Loss) Components	December 31,		December 31,		of Operations
	2013	2012	2013	2012
Interest rate swaps	$255	$264	$522	$525	Interest expense

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

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three and six months ended December 31, 2013 and 2012 consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Service cost	$49	$175	$12	$10
Interest cost	2,810	2,736	430	425
Expected return on plan assets	(3,378)	(3,697)	(382)	(343)
Recognized net actuarial loss	923	1,895	204	231
Amortization of prior service cost	14	24	-	(14)
Net periodic benefit cost	$418	$1,133	$264	$309

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Service cost	$134	$351	$23	$20
Interest cost	5,620	5,471	844	842
Expected return on plan assets	(6,756)	(7,395)	(752)	(679)
Recognized net actuarial loss	2,095	3,789	400	457
Amortization of prior service cost	29	50	-	(28)
Net periodic benefit cost	$1,122	$2,266	$515	$612

The Company expects to pay $1.5 million in prescribed contributions to its U.K. defined benefit plan and other unfunded defined benefit plans in both the U.S. and Europe.  Contributions of $0.7 million and $3.9 million were made during the six months ended December 31, 2013 and 2012 respectively.  Contributions in 2012 included a $3.25 million voluntary contribution made in July 2012, retroactive to June 2012, in order to take advantage of legislation that allowed our U.S. plan to be 100% funded under Pension Protection Act rules at June 30, 2012.

11)

Income Taxes

The Company's effective tax rate for the three and six months ended December 31, 2013 was 27.8% and 27.2%, respectively compared with 30.5% and 30.0% for the three and six months ended December 31, 2012, respectively.   The lower effective tax rate for the three and six months ended December 31, 2013 was due to the jurisdictional mix in projected income as well as the impact of a decrease in the statutory tax rate in the United Kingdom on deferred tax liabilities recorded in prior periods.  The Company had proportionally more income in lower tax (foreign) jurisdictions than in the US (a higher tax jurisdiction) in the current period.

In September 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final regulations relating to guidance on applying tax rules to amounts paid to acquire, produce, or improve tangible personal property as well as rules for materials and supplies.   These final regulations will be effective for Standex's fiscal year ending June 30, 2015.  The Company is currently assessing these rules and their impact to the financial statements, if any.

12)

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Basic - Average shares outstanding	12,634	12,580	12,598	12,568
Effect of dilutive securities:
Unvested stock awards	134	207	165	229
Diluted - Average shares outstanding	12,768	12,787	12,763	12,797

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share.  No options to purchase common stock were excluded as anti-dilutive from the calculation of diluted earnings per share for the three and six months ended December 31, 2013 and 2012, respectively.

35,514 and 33,111 performance stock units are excluded from the diluted earnings per share calculation as the performance criteria have not been met for the six months ended December 31, 2013 and 2012, respectively.

13)

Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive loss are as follows (in thousands):

	December 31, 2013	June 30, 2013
Foreign currency translation adjustment	$8,717	$3,745
Unrealized pension losses, net of tax	(66,524)	(67,857)
Unrealized losses on derivative instruments, net of tax	(919)	(1,168)
Total	$(58,726)	$(65,280)

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

15)

Industry Segment Information

The Company has determined that it has five reportable segments organized around the types of product sold:

•

Food Service Equipment Group – an aggregation of seven operating segments that manufacture and sell commercial food service equipment.

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

Net sales and income (loss) from continuing operations by segment for the three months and six months ended December 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended December 31,
	Net Sales		Income from Operations
	2013	2012	2013	2012
Segment:
Food Service Equipment Group	$93,073	$95,816	$7,430	$9,694
Engraving Group	28,384	23,663	5,820	4,476
Engineering Technologies Group	17,323	18,027	2,456	3,644
Electronics Products Group	26,461	24,894	4,392	4,101
Hydraulics Products Group	7,002	6,229	1,059	963
Restructuring costs			(644)	(985)
Other operating income (expense), net			1,962	-
Corporate			(7,201)	(5,625)
Sub-total	$172,243	$168,629	$15,274	$16,268
Interest expense			(592)	(575)
Other non-operating income			66	166
Income from continuing operations before income taxes			$14,748	$15,859

	Six Months Ended December 31,
	Net Sales		Income from Operations
	2013	2012	2013	2012
Segment:
Food Service Equipment Group	$198,417	$205,139	$16,220	$23,042
Engraving Group	53,411	47,019	10,593	9,028
Engineering Technologies Group	34,588	33,757	4,538	5,337
Electronics Products Group	54,605	52,733	9,530	7,189
Hydraulics Products Group	14,795	13,367	2,233	1,934
Restructuring costs			(4,450)	(1,220)
Other operating income (expense), net			1,962	-
Corporate			(11,467)	(11,416)
Sub-total	$355,816	$352,015	$29,159	$33,894
Interest expense			(1,152)	(1,226)
Other non-operating income			520	130
Income from continuing operations before income taxes			$28,527	$32,798

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

16) Restructuring

The Company has undertaken cost reduction and facility consolidation initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2013			December 31, 2013

	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
2014 Restructuring initiatives	$184	$460	$644	$535	$3,843	$4,378
Prior year initiatives	-	-	-	72	-	72
	$184	$460	$644	$607	$3,843	$4,450

	Three Months Ended			Six Months Ended
	December 31, 2012			December 31, 2012

	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Prior year initiatives	$382	$603	$985	$600	$620	$1,220

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

Activity in the reserves related to fiscal year 2014 restructuring initiatives is as follows (in thousands):

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2013	$-	-	$-
Additions and adjustments	535	502	1,037
Payments	(279)	(502)	(781)
Restructuring liabilities at December 31, 2013	$256	$-	$256

Prior Year Initiatives

Activity in the reserve related to the prior year restructuring initiatives is as follows (in thousands):

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2013	$10	-	$10
Additions and adjustments	72	-	72
Payments	(82)	-	(82)
Restructuring liabilities at December 31, 2013	$-	$-	$-

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2013			December 31, 2013

	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment Group	$256	$468	$724	$274	3,796	$4,070
Engraving Technologies Group	(99)	$(8)	(107)	146	(1)	145
Electronics Products Group	27	$-	27	187	48	235
	$184	$460	$644	$607	$3,843	$4,450

	Three Months Ended			Six Months Ended
	December 31, 2012			December 31, 2012

	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment Group	$128	$22	$150	$128	$22	$150
Engraving Technologies Group	254	$569	823	472	586	1,058
Electronics Products Group	-	$12	12	-	12	12
	$382	$603	$985	$600	$620	$1,220

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

Overview

We are a leading manufacturer of a variety of products and services for diverse commercial and industrial market segments. We have five reportable segments: Food Service Equipment Group, (“Food Service Equipment”); Engraving Group, (“Engraving”); Engineering Technologies Group, (“Engineering Technologies”); Electronics Products Group, (“Electronics”); and the Hydraulics Products Group, (“Hydraulics”). Our business objective is to provide value-added, technology-driven solutions to our customers. Our strategic objective, which we refer to as “Focused Diversity,” is to identify those businesses which are best able to meet our objectives, and invest in them by taking advantage of both organic growth and acquisition opportunities and pursue operational excellence in order to improve operating margins and working capital management.

Our business strategy emphasizes organic growth initiatives in addition to the completion of strategic acquisitions. The development and execution of top line initiatives that provide opportunities for market share gains is a top priority for each of our businesses. Our business units are actively engaged in initiating new product introductions, value engineering and performance enhancements for existing products, expanding of product offerings through private labeling and sourcing agreements, geographic expansion of sales coverage, the development of new sales channels, leveraging strategic customer relationships, developing energy efficient products, creating new applications for existing products and technologies, and next generation products and services for our end-user markets.

In addition to the continued implementation of our business strategy, we have successfully taken substantial measures over a period of more than four years to reduce our cost structure. We have achieved this through company-wide and targeted headcount reductions, low cost manufacturing and value-added engineering initiatives, plant consolidations, procurement savings, and improved productivity in all aspects of our operations. These measures have been the principal factors in allowing the Company to significantly improve margins and profitability, even though sales have only recently returned to the levels existing before the onset of the 2008 macroeconomic recession. As part of this ongoing strategy, beginning in the first quarter of fiscal 2014, the Company, in our efforts to reduce cost and improve productivity across the Food Service Equipment Group, announced that we will consolidate operations in the Cooking Solutions Cheyenne, Wyoming plant into its Mexico facility and other Food Service operations in North America.  We expect to realize $4.0 million per year in annual savings and to benefit from about 75% of the savings rate in the first half of 2015 and from the full annualized run rate in the second half of that year.  The Cheyenne consolidation is on track and schedule to be complete by fiscal year end.  As we move through fiscal year 2014 we continue to evaluate our products and production processes and expect to execute similar cost reductions and restructuring programs on an ongoing basis.  In addition to the focus on improving our cost structure, we have improved the Company’s liquidity through better working capital management, and the sale of excess land and buildings.

Because of the diversity of the Company’s businesses, end- user markets and geographic locations, management does not use specific external indices to predict the future performance of the Company, other than general information about broad macroeconomic trends.  Each of our individual business unit serves niche markets and attempts to identify trends other than general business and economic conditions which are specific to their businesses and which could impact their performance.  Those units report pertinent information to senior management, which uses it, to the extent relevant, to assess the future performance of the Company. A description of any such material trends is described below in the applicable segment analysis.

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

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollar amounts in thousands)	2013	2012	2013	2012
Net sales	$172,243	$168,629	$355,816	$352,015
Gross profit margin	33.4%	33.4%	32.8%	32.8%
Income from operations	15,274	16,268	29,159	33,894
Backlog (realizable within 1 year)	124,888	121,834	124,888	121,834

	Three Months Ended	Six Months Ended
(In thousands)	December 31, 2013	December 31, 2013
Net sales, prior period	$ 168,629	$ 352,015
Components of change in sales:
Effect of exchange rates	723	1,578
Organic sales change	2,891	2,223
Net sales, current period	$ 172,243	$ 355,816

Net sales for the second quarter of 2014 increased $3.6 million, or 2.1%, when compared to the prior year quarter.  This change was due to organic sales increases at Engraving, Electronics, and Hydraulics partially offset by decreases at Food Service Equipment and Engineering Technologies.  Foreign exchange was favorable by $0.7 million primarily at Electronics.

Net sales in the six months ended December 31, 2013 increased $3.8 million, or 1.1%, when compared to the prior year. This change was due to organic sales increases at Engraving, Engineering Technologies, Electronics, and Hydraulics partially offset by a decrease at Food Service Equipment.  Foreign exchange was favorable primarily at Electronics.

Gross Profit Margin

Our gross margin of 33.4% was the same as the prior year second quarter. Stronger margins were achieved at Engraving, Electronics and Hydraulics mostly related to increased volume and a favorable sales mix.  Margin declines were experienced in both Food Service Equipment and Engineering Technologies.  In Engineering Technologies, 2013 gross margin included a one-time customer contract settlement which benefited the prior year by $0.7 million.

Our gross margin of 32.8% for the six months ended December 31, 2013 was the same as prior year period. Stronger margins were achieved at Engraving, Electronics, and Hydraulics mostly related to increased volume and a favorable sales mix.  Margin declines were experienced in both Food Service Equipment and Engineering Technologies related to sales mix.  During fiscal 2013, Engineering Technologies benefited from a $0.7 million one-time customer contract settlement while margins at Electronics were negatively impacted by a $1.5 million expense related to a one-time step up of inventory to fair value from the Meder acquisition.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses for the second quarter of 2014 were $43.6 million, or 25.3% of sales, compared to $39.0 million, or 23.1% of sales, during the prior year quarter. The increase was primarily driven by management transition costs of $2.1 million and increased spending on development work to support new business initiatives.  The charge for management transition expense includes search fees, relocation and other costs associated with the hiring of a new chief executive officer (“CEO”) and the acceleration of stock incentive compensation expenses related to the retiring CEO.

Selling, General, and Administrative Expenses for the six months ended December 31, 2013 was $85.0 million, or 23.9% of sales, compared to $80.4 million, or 22.8% of sales, during the prior year.  The increase was primarily driven by management transition costs of $2.2 million and increased spending on development work to support new business initiatives during the second quarter of 2014.

Other Operating (Income) Expense, net

During the second quarter of fiscal year 2014, we recorded a $2.0 million net gain from insurance proceeds we received related to a catastrophic failure of a large vertical machining center located at our Engineering Technologies facility in Massachusetts. Insurance proceeds of $3.0 million were partially offset by the write-off of the net book value of the machine of $1.0 million.  We have secured a replacement machine for approximately $2.9 million and it will be operational early in the fourth quarter of 2014. During the interim period, we have secured an outsourcing solution which will avoid customer interruption.  We expect the incremental costs associated with the outsourcing, procurement, and installation of the replacement machine will be fully reimbursed by insurance.

Income from Operations

Income from operations for the second quarter of 2014 was $15.3 million compared to $16.3 million during the prior year quarter.  The decrease of $1.0 million or 6.1% is primarily the result of reduced volume at Food Service Equipment and Engineering Technologies.

Income from operations for the six months ended December 31, 2013 was $29.2 million compared to $33.9 million during the prior year. The decrease of $4.7 million or 14.0% is primarily the result of $4.1 million of restructuring expenses incurred in connection with the announced closure of our Cooking Solutions facility in Cheyenne, Wyoming.  These expenses include a $3.3 million non-cash impairment of the land and building associated with the facility.

Interest Expense

Interest expense for the three and six months ended December 31, 2013 remained flat at $0.6 million and $1.2 million, respectively, compared the prior year periods as interest rate swaps have essentially fixed our interest rate expense over the periods.

Income Taxes

The Company's effective tax rate for the three and six months ended December 31, 2013 was 27.8% and 27.2%, respectively compared with 30.5% and 30.0% for the three and six months ended December 31, 2012, respectively.   The lower effective tax rate for the three and six months ended December 31, 2013 was due to the jurisdictional mix in projected income as well as the impact of a decrease in the statutory tax rate in the United Kingdom on deferred tax liabilities recorded in prior periods.  The Company had proportionally more income in lower tax (foreign) jurisdictions than in the US (a higher tax jurisdiction) in the current period.

In September 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final regulations relating to guidance on applying tax rules to amounts paid to acquire, produce, or improve tangible personal property as well as rules for materials and supplies.   These final regulations will be effective for Standex's fiscal year ending June 30, 2015.  The Company is currently assessing these rules and their impact to the financial statements, if any.

Backlog

Backlog includes all active or open orders for goods and services that have a firm fixed customer purchase order with defined delivery dates. Backlog also includes any future deliveries based on executed customer contracts, so long as such deliveries are based on agreed upon delivery schedules.  Backlog increased $3.0 million, or 2.5%, to $124.9 million at December 31, 2013, from $121.8 million at December 31, 2012.  The overall increase is attributable to increased backlog from our segments; Engineering Technologies, Hydraulics, Engraving, and Food Service Equipment partially offset by declines at Electronics.

Segment Analysis

Food Service Equipment Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(in thousands, except percentages)	2013	2012	Change	2013	2012	Change
Net sales	$ 93,073	$ 95,816	-2.9%	$ 198,417	$ 205,139	-3.3%
Income from operations	7,430	9,694	-23.4%	16,220	23,042	-29.6%
Operating income margin	8.0%	10.1%		8.2%	11.2%

Net sales in the second quarter of fiscal 2014 decreased $2.7 million, or 2.9%, when compared to the prior year quarter.  Industry trends show weakness in consumer activities and slowdowns in capital equipment purchasing in some of our key accounts and markets.  Refrigeration Solutions sales experienced 3.3% growth in the quarter as strong growth from the dollar store segment and general dealer markets overcame reduced sales to several major food service chain customers who diverted capital investments away from new store openings in favor of store footprint improvements such as additional drive through lanes.  We do not believe that this trend will be long term.  Cooking Solutions experienced a volume decline of approximately 9% in the quarter as growth in the dealer channel could not overcome sales declines to chains and convenience store rollouts and continued weak capital spending by United Kingdom retail grocery customers.  Specialty Solutions experienced a 10% sales decline driven by lower sales to large chain customers compared to strong volume in the prior year quarter coupled with moderation of dealer and government related projects.  New product line launches and recent restructurings should provide good profit leverage as demand recovers in our markets.

Net sales in the six months ended December 31, 2013 decreased $6.7 million, or 3.3%, when compared to the prior year.  Refrigeration Solutions sales were roughly flat as dollar store and dealer channel sales growth was offset by reduced sales in the drug retail segment and with key chain and convenience store customers.  Cooking Solutions experienced a 5% decline due to softness in the United Kingdom retail grocery segment and lower sales to a large chain customer as compared to strong volume and convenience store rollouts from the prior year that did not repeat this year.  Specialty Solutions experienced an 8% year-to-date decline driven by a reduction in government related and general dealer projects, coupled with the volume reduction of a key chain customer that has now returned to historically normal volume levels.

Income from operations in the second quarter of fiscal 2014 decreased $2.3 million or 23.4%, when compared to the prior year quarter.  The operating income reduction was primarily driven by the $2.7 million sales volume reductions coupled with customer mix issues in Refrigeration Solutions.

Income from operations in the six months ended December 31, 2013 decreased $6.8 million, or 29.6%, when compared to the prior year.  The operating income decline was driven by several events. First, there was a $6.7 million sales volume decline.  Second, we experienced customer mix issues in Refrigeration Solutions.  Also, we recorded an inventory write-down in Specialty Solutions during the first quarter of fiscal year 2014.  Finally, we had an unfavorable sales mix in Specialty Solutions resulting in part from machine downtime in the first quarter of fiscal year 2014.  The issues that affected the performance of Specialty Solutions in the first quarter were rectified and did not affect the results in the second quarter of fiscal year 2014.

Engraving Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(in thousands, except percentages)	2013	2012	Change	2013	2012	Change
Net sales	$ 28,384	$ 23,663	20.0%	$ 53,411	$ 47,019	13.6%
Income from operations	5,820	4,476	30.0%	10,593	9,028	17.3%
Operating income margin	20.5%	18.9%		19.8%	19.2%

Net sales in the second quarter of fiscal year 2014 increased by $4.7 million, or 20%, when compared to the prior year quarter.  Mold texturizing sales to automotive original equipment manufacturers, (“OEMs”) and non-automotive customers remained strong worldwide.  Mold texturizing sales are expected to remain strong through the second half of the fiscal year.  We continue to make progress on our strategic growth initiatives relating to the introduction of new mold texturizing technologies and enhanced production capabilities that should expand our markets.  Engraving experienced lower sales in the roll, plate, and machinery product line, where market conditions remain soft worldwide.

Net sales for the six months ended December 31, 2013 increased $6.4 million or 13.6% when compared to the prior year.  The overall increase was driven by strong mold texturizing sales in China, Europe and North America for automotive OEMs.

Income from operations in the second quarter of fiscal year 2014 increased by $1.3 million or 30.0%, when compared to the prior year quarter.  Strong global performance from mold texturizing was partly offset by lower sales in roll, plate and machinery product line.

Income for the six months ended December 31, 2013 increased by $1.6 million, or 17.3%, when compared to the prior year.  Strong performance and leverage of incremental sales by the mold texturing business was negatively affected by soft sales and profit in the roll, plate and machinery product line.

Engineering Technologies Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(in thousands, except percentages)	2013	2012	Change	2013	2012	Change
Net sales	$ 17,323	$ 18,027	-3.9%	$ 34,588	$ 33,757	2.5%
Income from operations	2,456	3,644	-32.6%	4,538	5,337	-15.0%
Operating income margin	14.2%	20.2%		13.1%	15.8%

Net sales in the second quarter of fiscal year 2014 decreased by $0.7 million, or 3.9%, when compared to the prior year quarter.  The prior year quarter benefited from a one-time contract settlement with a large aerospace customer that increased sales by $1.9 million. Excluding this one-time event, sales in the aerospace and defense segments increased by double digits during the quarter and we expect to continue to experience solid growth. Sales in the oil and gas market more than tripled year-over-year, reflecting the project-driven nature of this business. Sales in the land-based gas turbine market were up mainly due to increased sales to one of our large OEM customers in the gas turbine market. Aviation sales were marginally down compared to the prior year quarter due to reduced sales to European based manufacturers.  In the aviation market, we recently captured awards for the Airbus A-320 program awards for multiple components which we believe will represent in excess of $80 million in sales over the life of the program.

Net sales for the six months ended December 31, 2013 increased by $0.8 million, or 2.5%, compared to the prior year. The improvement was primarily due to a significant increase in the oil and gas market, up over 200% compared to the prior year. Year-to-date sales in the land-based gas turbine market were up by double digits compared to last year as a result of strong market demand.  Aerospace sales were down from the prior period primarily due to the absence of a one-time contract settlement with a large aerospace customer in 2013.

Income from operations in the second quarter of 2014 decreased by $1.2 million, or 32.6%, when compared to the prior year quarter. The decrease was primarily due to a one-time customer contract settlement of $0.7 million received in the prior year quarter.

Income from operations for the six months ended December 31, 2013 decreased by $0.8 million, or 15.0%, compared to the prior year.  The decrease is primarily due to the prior year quarter benefit from a one-time customer contract settlement of $0.7 million.

Electronics Products Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(in thousands, except percentages)	2013	2012	Change	2013	2012	Change
Net sales	$ 26,461	$ 24,894	6.3%	$ 54,605	$ 52,733	3.5%
Income from operations	4,392	4,101	7.1%	9,530	7,189	32.6%
Operating income margin	16.6%	16.5%		17.5%	13.6%

Net sales in the second quarter of fiscal year 2014 increased $1.6 million, or 6.3%, when compared to the prior year quarter. The increase was primarily the result of launching new customer programs in Europe and North America for magnetic and sensor products.  The effect of foreign exchange rates accounted for $0.6 million of net sales increases compared to the prior year.  We continue to advance lean enterprise activities and cost reduction initiatives which we expect to benefit the business during the next 12-18 months.

Net sales in the six months ended December 31, 2013 increased $1.9 million, or 3.5%, when compared to the prior year.  The increase was primarily the result of launching new customer programs in Europe and North America for magnetic and sensor products, market improvements,  occurring substantially in the second quarter, and favorable exchange rates accounted for increases of $1.3 million.

Income from operations in the second quarter of fiscal year 2014 increased $0.3 million, or 7.1%, when compared to the prior year quarter. The increase was the result of higher sales volume and cost savings resulting from the consolidation in fiscal year 2013 of the Standex Electronics facility in Tianjin, China, and the StandexMeder sales office in Hong Kong into the StandexMeder manufacturing facility located in Shanghai.

Income from operations in the six months ended December 31, 2013 increased $2.3 million, or 32.6%, when compared to the period year. The increase was primarily due to higher sales volume, cost savings from the consolidation of the Standex Electronics facility in Tianjin, China, and the StandexMeder sale office in Hong Kong into the StandexMeder manufacturing facility located in Shanghai, procurement savings, and purchase accounting expenses of $1.5 million, primarily related to a one-time step up of inventory to fair value from the Meder acquisition during the first quarter of fiscal year 2013.

Hydraulics Products Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(in thousands, except percentages)	2013	2012	Change	2013	2012	Change
Net sales	$ 7,002	$ 6,229	12.4%	$ 14,795	$ 13,367	10.7%
Income from operations	1,059	963	10.0%	2,233	1,934	15.5%
Operating income margin	15.1%	15.5%		15.1%	14.5%

Net sales in the second quarter of fiscal year 2014 increased $0.8 million, or 12.4%, when compared to the prior year quarter. The increase was primarily due to organic growth from market share gains in the North American roll off refuse truck market along with higher sales in our traditional North America dump truck markets.  Efforts to diversify Hydraulics sales into new markets such as roll off and garbage truck applications in the refuse market and new engineered product offerings led to these new customer opportunities. Many customers in these markets are taking advantage of our engineering capabilities and the ability to offer both telescopic and rod cylinders to meet their total need for hydraulic cylinders.

Net sales in the six months ended December 31, 2013 increased $1.4 million or 10.7%, when compared to the prior year.  The increase was primarily due to organic growth from market share gains in the North American roll off refuse truck market along with higher sales in our traditional North America dump truck markets, in addition to the favorable foreign exchange rates of $0.1 million.

Income from operations in the second quarter of fiscal year 2014 increased $0.1 million, or 10.0%, when compared to the prior year quarter. The increase was primarily the result of higher sales volume and cost reductions and process improvements achieved at our manufacturing facilities located in the U.S. and China. We anticipate good demand for production from our China facility through the second half of fiscal 2014.

Income from operations in the six months ended December 31, 2013 increased $0.3 million or 15.5%, when compared to the period year.  The increase was primarily due to the impact of higher sales volume, cost reductions, and process improvements achieved at our manufacturing facilities located in the U.S. and China.

Corporate and Other

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(in thousands, except percentages)	2013	2012	Change	2013	2012	Change
Income (loss) from operations:
Corporate	$ (7,201)	$ (5,625)	28.0%	$ (11,467)	$ (11,416)	0.4%
Restructuring	(644)	$ (985)	-34.6%	(4,450)	(1,220)	264.8%
Other operating income (expense), net	1,962	-		1,962	-

Corporate expenses in the second quarter of fiscal year 2014 increased by $1.6 million, or 28.0%, when compared to the prior year quarter.  This increase is entirely due to costs associated with management transition of $2.1 million. Management transition expense includes search fees, relocation and other costs associated with the hiring of a new CEO and the acceleration of stock incentive compensation related to the retiring CEO.

Corporate expenses in the six months ended December 31, 2013 increase slightly by $0.1 million, or 0.4%, when compared to the prior year.  This was primarily due to management transition costs of $2.2 million, offset by lower health care expenses and reductions in pension plan expenses, as benefits accruing under the U.S. defined benefit pension plan were frozen for substantially all remaining participants, effective July 31, 2013.

During the second quarter of fiscal year 2014 we incurred restructuring expenses of $0.6 million, which were primarily the result of restructuring charges at Food Service Equipment related to the previously announced closure of the Cheyenne, Wyoming facility.  The closure is on track and schedule to be completed by fiscal year end.

During the six months ended December 31, 2013 we incurred restructuring expenses of $4.5 million, which were primarily the result of restructuring charges at Food Service Equipment related to a non-cash impairment charge associated with the announced closure of the Cheyenne, Wyoming facility.

Other operating income, net in the second quarter of fiscal year 2014 and six months ended December 31, 2013 is comprised of a $2.0 million net gain from insurance proceeds related to a catastrophic failure of a large vertical machining center located at our Engineering Technologies facility in Massachusetts. Insurance proceeds of $3.0 million were partially offset by the write-off of the net book value of the machine of $1.0 million.  We have secured a replacement machine for approximately $2.9 million and it will be operational early in the fourth quarter of 2014. During the interim period, we have secured an outsourcing solution which will avoid customer interruption.  We expect that the incremental costs associated with the outsourcing, procurement, and installation of the replacement machine will be fully reimbursed by insurance

Discontinued Operations

In pursuing our business strategy we have divested certain businesses and recorded activities of these businesses as discontinued operations.  In December 2011, the Company entered into a plan to divest its Air Distribution Products (“ADP”) business unit in order to allow the Company to focus its financial assets and managerial resources on its remaining portfolio of businesses. On March 30, 2012, the Company completed the sale of the ADP business.  During the first quarter of fiscal year 2014, the Company received notice that its obligations under a guarantee provided to the buyers of ADP were triggered as a result of its withdrawal from a multi-employer pension plan in which the Company previously participated.  As a result, the Company recorded a charge of $1.2 million in excess of the value of the guarantee already recorded.  The Company settled this obligation during the second quarter of 2014.

Discontinued operations for the three and six months ended December 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net sales	$-	$-	$-	$-
Pre-tax earnings	(186)	(98)	(1,643)	(243)
(Provision) benefit for taxes	60	33	486	83
Net loss from discontinued operations	$(126)	$(65)	$(1,157)	$(160)

Liquidity and Capital Resources

At December 31, 2013, $41.8 million of our total cash balance of $48.1 million was held by foreign subsidiaries. Our intention is to either reinvest this cash in the foreign country in which it is located, or repatriate it to the United States if it is tax effective to do so.   Based on the expected near-term liquidity needs of our various geographic locations and our currently available sources of domestic short-term liquidity, we currently do not anticipate the need to repatriate any permanently reinvested cash to fund domestic operations. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Net cash provided by operating activities from continuing operations for the six months ended December 31, 2013, was $20.2 million compared to cash provided by operations of $24.7 million the prior year. The decrease of $4.5 million in cash provided by operating activities is primarily due to $3.5 million of reduced cash generated from accounts receivable.  Cash flow used in investing activities for the six months ended December 31, 2013 consisted primarily of capital expenditures of $8.0 million and other investing of $3.5 million related to a net gain on insurance proceeds.  Our financing activities for the six months ended December 31, 2013 includes cash paid for dividends of $2.3 million and $5.1 million of stock repurchased exclusively for management and employee repurchase transactions.

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

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Agreement”), to interest expense for the trailing twelve months of at least 3:1. Adjusted EBIT per the Credit Agreement specifically excludes extraordinary and certain other defined items such as non-cash restructuring and acquisition-related charges up to $2 million, and goodwill impairment. At December 31, 2013, the Company’s Interest Coverage Ratio was 27.0:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the credit agreement, calculated as Adjusted EBIT per the Credit Agreement plus depreciation and amortization, may not exceed 3.5:1. At December 31, 2013, the Company’s Leverage Ratio was 0.71:1.

As of December 31, 2013, we had borrowings under our facility of $45.0 million and the effective rate of interest for outstanding borrowings under the facility was 3.86%.

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  During the three months ended we increased our projected capital expenditures for the fiscal year 2014 to be approximately $23-$24 million due to the replacement of the damaged machine at Engineering Technologies and additional capital spending to support our new long term customer contracts in Engineering Technology awarded in the second quarter.  We expect depreciation and amortization expense will be between $13-$14 million and $2-$3 million, respectively. During first six months of 2014 capital expenditures were $8 million, depreciation and amortization expense was $6.2 million, and $1.4 million, respectively.

In order to manage our interest rate exposure, we are party to $45.0 million of floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average interest rate of 2.40%.

The following table sets forth our capitalization at December 31, 2013 and June 30, 2013 (in thousands):

	December 31,	June 30,
	2013	2013
Long-term debt	$46,060	$50,072
Less cash and cash equivalents	(48,060)	(51,064)
Net debt	(2,000)	(992)
Stockholders' equity	314,310	290,988
Total capitalization	$312,310	$289,996

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

The fair value of the Company's U.S. defined benefit pension plan assets was $207.5 million at December 31, 2013, as compared to $200.2 million at the most recent measurement date, which occurred as of June 30, 2013.  The next measurement date to determine plan assets and benefit obligations will be on June 30, 2014.  During July 2012 we made a voluntary $3.25 million contribution to the U.S. pension plan due to its retroactive treatment under the Pension Protection Act (“PPA”). As a result of this contribution and an additional voluntary contribution of $6 million made in June 2012, we do not expect to make mandatory contributions to the plan until 2016. We do not expect contributions to our other defined benefit plans to be material in 2014.  Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for certain retired executives.  Current executives and new hires are not eligible for this program.  At December 31, 2013, the underlying policies have a cash surrender value of $17.6 million, less policy loans of $9.6 million.  As we have the legal right of offset, these amounts are reported net on our balance sheet.

In connection with the divestiture of ADP, the Company remained the lessee of ADP’s Philadelphia, PA facility and administrative offices, with the purchaser subleasing a fractional portion of the building at current market rates.  Additionally, the Company remained an obligor on an additional facility lease that was assumed in full by the buyer. In connection with the transaction, the Company’s aggregate obligation with respect to the leases is $3.0 million, of which $1.5 million was recorded as a liability at December 31, 2013.  The buyer’s obligations under the respective sublease and assumed lease are secured by a cross-default provision in the purchaser’s promissory note for a portion of the purchase price which is secured by mortgages on the ADP real estate sold in the transaction. During October 2013, ADP provided notice of intent to terminate their obligation under the Philadelphia sublease beginning April 2014.  We expect to sublet this building at the current market rate and do not expect to have additional changes related to this obligation.

Other Matters

Inflation – Certain of our expenses, such as wages and benefits, occupancy costs and equipment repair and replacement, are subject to normal inflationary pressures. Inflation for medical costs can impact both our reserves for self-insured medical plans as well as our reserves for workers' compensation claims. We monitor the inflationary rate and make adjustments to reserves whenever it is deemed necessary. Our ability to manage medical cost inflation is dependent upon our ability to manage claims and purchase insurance coverage to limit the maximum exposure to us.

Foreign Currency Translation – Our primary functional currencies used by our non-U.S. subsidiaries are the Euro, British Pound Sterling (Pound), Mexican (Peso), Chinese (Yuan) and Canadian dollar.

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

Employee Relations – The Company has labor agreements with a number of unions in the United States and with European employees that belong to European trade unions. All union contracts expiring during fiscal year 2014 have been successfully renegotiated.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time.  The contracts are used as hedges against anticipated foreign cash flows, such as dividends and loan payments, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At December 31, 2013, the aggregate fair value of the Company’s open foreign exchange contracts was $1.9 million.

Our primary translation risk is with the Euro, British Pound Sterling, Canadian Dollar, and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any of these foreign currencies to the U.S. Dollar at December 31, 2013, would not result in a material change in our operations, financial position, or cash flows.  We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we use interest rate swap agreements to modify our exposure to interest rate movements.  The Company’s currently effective swap agreements convert our base borrowing rate on $45.0 million of debt due under our revolving Credit Agreement from a variable rate equal to LIBOR to a weighted average rate of 2.40% at December 31, 2013.  Due to the impact of the swaps, an increase in interest rates would not have materially impacted our interest expense for the three months ended December 31, 2013.

The Company’s effective rate on variable-rate borrowings, including the impact of interest rate swaps, under the revolving credit agreement increased from 3.65% at June 30, 2013 to 3.86% at December 31, 2013.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently low.  As of December 31, 2013, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.

CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting during the quarterly period ended December 31, 2013 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended December 31, 2013
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - October 31, 2013	2,797	$ 54.86	2,797	561,394

November 1 - November 30, 2013	6,788	60.30	26,788	534,606

December 1 - December 31, 2013	4,904	59.66	4,904	529,702

Total	34,489	$ 59.77	34,489	529,702

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

STANDEX INTERNATIONAL CORPORATION

Date:	February 3, 2014	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/CFO/Treasurer
(Principal Financial & Accounting Officer)

Date:	February 3, 2014	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer/Assistant Treasurer