Form 10-K/A
period 2013-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2014-03-13
CIK 310354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A Amendment No. 2

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 to Standex International Corporation’s Annual report on Form 10-K for the fiscal year ended June 30, 2013 (the “Form 10-K”), filed with the Securities and Exchange Commission on August 27, 2013 is to correct and refile Exhibits 31.1, 31.2 and 32, two of which were erroneously filed without the electronic signatures.  In addition we are filing a currently dated Exhibit 31.1 from the Company’s Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 as well as a new Consent from the Company’s independent registered accounting firm as Exhibit 23.

No changes have been made to the Form 10-K other than those described above.  This Amendment No. 2 to Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date of the Form 10-K and does not modify or update in any way disclosures made in the Form 10-K.

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

Corporate expenses in the fiscal year 2013 decreased $0.5 million, or 2.2% when compared to the prior year.  The decrease is primarily driven by a gain of $2.3 million resulting from the termination of the retiree life insurance benefit and lower incentive compensation expense of $2.3 million partially offset by an increase of $1.3 million in pension expense and $2.8 million of legal settlement costs, presented in “Item 3. Legal Proceedings.”

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

10-K

6/30/2013

23.

Consent of Independent Registered Public

X

Accounting Firm

24.

Powers of Attorney of Charles H. Cannon, Thomas E.

10-K

6/30/13

Chorman, William R. Fenoglio, Gerald H. Fickenscher,

Thomas J. Hansen, Daniel B. Hogan, H. Nicholas Muller, III, Ph. D.,

and Edward J. Trainor

31.1

Rule 13a-14(a) Certification of President and

X

Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Vice President and

X

Chief Financial Officer

32.

Section 1350 Certification

X

101.INS

XBRL Instance Document

10-K

6/30/13

101.SCH

XBRL Taxonomy Extension Schema Document

10-K

6/30/13

101.CAL

XBRL Taxonomy Extension Calculation

10-K

6/30/13

Linkbase Document

101.DEF

XBRL Taxonomy Extension Definition

10-K

6/30/13

Linkbase Document

101.LAB

XBRL Taxonomy Extension Label Linkbase Document

10-K

6/30/13

101.PRE

XBRL Taxonomy Extension Presentation

10-K

6/30/13

Linkbase Document

*     Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2014.

STANDEX INTERNATIONAL CORPORATION

(Registrant)

/s/  David A. Dunbar

David A. Dunbar

President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on March 13, 2014:

Signature

Title

/s/  David A. Dunbar

President/Chief Executive Officer

David A. Dunbar

/s/  Thomas D. DeByle

Vice President/Chief Financial Officer

Thomas D. DeByle

/s/  Sean Valashinas

Chief Accounting Officer

Sean Valashinas

Deborah A. Rosen, pursuant to powers of attorney which were filed with the Annual Report on Form 10-K, has signed below on March 13, 2014 as attorney-in-fact for the following directors of the Registrant:

Charles H. Cannon	Thomas E. Chorman
William R. Fenoglio	H. Nicholas Muller, III, Ph.D.
Gerald H. Fickenscher	Daniel B. Hogan,
Edward J. Trainor	Thomas J. Hansen

/s/  Deborah A. Rosen

Deborah A. Rosen

INDEX TO EXHIBITS

PAGE

23.

Consent of Independent Registered Public Accounting Firm

31.1

Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Vice President and Chief Financial Officer

32.

Section 1350 Certification