Form 10-Q
period 2014-03-31
STANDEX INTERNATIONAL CORP/DE/
filed 2014-05-02
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of Registrant's Common Stock outstanding on April 29, 2014 was 12,774,636

STANDEX INTERNATIONAL CORPORATION

INDEX

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Unaudited Condensed Consolidated Balance Sheets as of

March 31, 2014 and June 30, 2013

2

Unaudited Condensed Consolidated Statements of Operations for the

Three and Nine Months Ended March 31, 2014 and 2013

3

Unaudited Condensed Consolidated Statements of Comprehensive Income for the

Three and Nine Months Ended March 31, 2014 and 2013

4

Unaudited Condensed Consolidated Statements of Cash Flows for the

Nine Months Ended March 31, 2014 and 2013

5

Notes to Unaudited Condensed Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

17

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

27

Item 4.

Controls and Procedures

28

PART II.

OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

29

Item 5.

            Other Information

29

Item 6.

Exhibits

29

PART I. FINANCIAL INFORMATION
ITEM 1

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share data)	March 31, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$57,487	$51,064
Accounts receivable, net	100,802	102,268
Inventories	96,042	84,956
Prepaid expenses and other current assets	11,682	7,776
Income taxes receivable	2,991	-
Deferred tax asset	11,703	12,237
Total current assets	280,707	258,301
Property, plant, and equipment, net	98,748	95,020
Goodwill	113,056	111,905
Intangible assets, net	25,152	25,837
Deferred tax asset	1,103	-
Other non-current assets	22,509	19,510
Total non-current assets	260,568	252,272
Total assets	$541,275	$510,573

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$65,829	$69,854
Accrued expenses	47,811	46,981
Income taxes payable	4,917	1,638
Total current liabilities	118,557	118,473
Long-term debt	45,061	50,072
Accrued pension and other non-current liabilities	48,578	51,040
Total non-current liabilities	93,639	101,112
Stockholders' equity:
Common stock, par value $1.50 per share - 60,000,000
shares authorized, 27,984,278 issued, 12,622,719 and
12,549,806 outstanding at March 31, 2014 and June 30, 2013	41,976	41,976
Additional paid-in capital	42,247	37,199
Retained earnings	575,251	546,031
Accumulated other comprehensive loss	(58,871)	(65,280)
Treasury shares (15,361,559 shares at March 31, 2014
and 15,434,472 shares at June 30, 2013)	(271,524)	(268,938)
Total stockholders' equity	329,079	290,988
Total liabilities and stockholders' equity	$541,275	$510,573

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2014	2013	2014	2013
Net sales	$178,802	$165,970	$534,618	$517,985
Cost of sales	120,179	113,419	359,315	349,899
Gross profit	58,623	52,551	175,303	168,086
Selling, general, and administrative expenses	42,995	39,754	128,028	120,175
Restructuring costs	1,381	1,075	5,831	2,295
Other operating (income) expense, net	-	-	(1,962)	-
Total operating expenses	44,376	40,829	131,897	122,470
Income from operations	14,247	11,722	43,406	45,616
Interest expense	(557)	(643)	(1,709)	(1,869)
Other non-operating income (expense)	3,457	(209)	3,977	(79)
Income from continuing operations before income taxes	17,147	10,870	45,674	43,668
Provision for income taxes	3,938	1,199	11,709	11,046
Income from continuing operations	13,209	9,671	33,965	32,622
Income (loss) from discontinued operations, net of income taxes	11	(110)	(1,146)	(270)
Net income (loss)	$13,220	$9,561	$32,819	$32,352
Basic earnings (loss) per share:
Continuing operations	$1.05	$0.77	$2.69	$2.60
Discontinued operations	-	(0.01)	(0.09)	(0.02)
Total	$1.05	$0.76	$2.60	$2.58
Diluted earnings (loss) per share:
Continuing operations	$1.04	$0.76	$2.66	$2.55
Discontinued operations	-	(0.01)	(0.09)	(0.02)
Total	$1.04	$0.75	$2.57	$2.53

Cash dividends per share	$0.10	$0.08	$0.28	$0.23

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2014	2013	2014	2013
Net income (loss)	$13,220	$9,561	$32,819	$32,352
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$(53)	$667	$(811)	$278
Amortization of unrecognized costs	1,102	1,661	3,625	6,066
Derivative instruments:
Change in unrealized gains and (losses)	(47)	(66)	(167)	(275)
Amortization of unrealized gains and (losses) into interest expense	252	261	774	786
Foreign currency translation adjustments	(945)	(3,717)	4,027	(491)
Other comprehensive income (loss) before tax	$309	$(1,194)	$7,448	$6,364

Income tax provision (benefit):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$12	$(167)	$479	$(69)
Amortization of unrecognized costs	(388)	(600)	(1,287)	(2,211)
Derivative instruments:
Change in unrealized gains and (losses)	18	25	63	104
Amortization of unrealized gains and (losses) into interest expense	(96)	(98)	(294)	(297)
Income tax provision benefit to other comprehensive income (loss)	$(454)	$(840)	$(1,039)	$(2,473)
Other comprehensive income (loss), net of tax	(145)	(2,034)	6,409	3,891
Comprehensive income (loss)	$13,075	$7,527	$39,228	$36,243

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31,
(In thousands)	2014	2013
Cash flows from operating activities
Net income	$32,819	$32,352
(Income) loss from discontinued operations	1,146	270
Income from continuing operations	33,965	32,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,283	11,626
Stock-based compensation	5,454	2,808
Non-cash portion of restructuring charge	3,755	-
Disposal of real estate and equipment	925	-
Life insurance benefit	(3,353)	-
Contributions to defined benefit plans	(1,093)	(4,161)
Net changes in operating assets and liabilities	(15,147)	(23,455)
Net cash provided by (used in) operating activities - continuing operations	35,789	19,440
Net cash (used in) operating activities - discontinued operations	(1,938)	(3,006)
Net cash provided by (used in) operating activities	33,851	16,434
Cash flows from investing activities
Expenditures for property, plant, and equipment	(16,284)	(12,389)
Expenditures for acquisitions, net of cash acquired	-	(39,613)
Proceeds from sales of real estate and equipment	-	24
Other investing activity	617	(435)
Net cash (used in) investing activities	(15,667)	(52,413)
Cash flows from financing activities
Borrowings on revolving credit facility	50,000	100,500
Payments of revolving credit facility	(55,000)	(80,723)
Short-term borrowings, net	-	326
Activity under share-based payment plans	353	206
Excess tax benefit from share-based payment activity	1,498	1,990
Purchases of treasury stock	(5,548)	(8,274)
Cash dividends paid	(3,529)	(2,887)
Net cash provided by (used in) financing activities	(12,226)	11,138
Effect of exchange rate changes on cash and cash equivalents	465	301
Net change in cash and cash equivalents	6,423	(24,540)
Cash and cash equivalents at beginning of year	51,064	54,749
Cash and cash equivalents at end of period	$57,487	$30,209

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and nine months ended March 31, 2014 and 2013, the cash flows for the nine months ended March 31, 2014 and 2013 and the financial position of the Company at March 31, 2014.  The interim results are not necessarily indicative of results for a full year.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2013.  The condensed consolidated balance sheet at June 30, 2013 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2013.  Unless otherwise noted, references to years are to the Company’s fiscal years.

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

Assets and liabilities related to discontinued operations appear in the condensed consolidated balance sheets are as follows (in thousands):

	March 31, 2014	June 30, 2013
Current assets	$166	$483
Other non-current assets	3,014	3,000
Accrued expenses	1,136	795
Accrued pension and other non-current liabilities	1,437	3,219

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

During the three and nine months ended March 31, 2014, there were no transfers of assets or liabilities between level 1 and level 2 of the fair value measurement hierarchy.  The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

	March 31, 2014
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$3,047	$3,047	$-	$-
Foreign exchange contracts	782	-	782	-

Liabilities
Interest rate swaps	$1,285	$-	$1,285	$-
Foreign exchange contracts	2,691	-	2,691	-

	June 30, 2013
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,478	$2,478	$-	$-
Foreign exchange contracts	37	-	37	-

Liabilities
Interest rate swaps	$1,875	$-	$1,875	$-
Foreign exchange contracts	1,443	-	1,443	-

Items presented at fair value at March 31, 2014 and June 30, 2013 consisted of the following (in thousands):

5)

Inventories

Inventories are comprised of the following (in thousands):

	March 31, 2014	June 30, 2013
Raw materials	$41,588	$37,906
Work in process	26,726	24,112
Finished goods	27,728	22,938
Total	$96,042	$84,956

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and were $4.6 million and $15.8 million for the three and nine months ended March 31, 2014 and $4.9 million and $15.9 million for the three and nine months ended March 31, 2013, respectively.

6)

Goodwill

Changes to goodwill during the nine months ended March 31, 2014 were as follows (in thousands):

	June 30, 2013			March 31, 2014
	Gross	Accumulated Impairment	Net	Translation Adjustment	Net
Food Service Equipment Group	$63,729	$(17,939)	$45,790	$6	$45,796
Engraving Group	20,614	-	20,614	135	20,749
Engineering Technologies Group	10,861	-	10,861	1,017	11,878
Electronics Products Group	31,582	-	31,582	(7)	31,575
Hydraulics Products Group	3,058	-	3,058	-	3,058
Total	$129,844	$(17,939)	$111,905	$1,151	$113,056

7)

Intangible Assets

Intangible assets consist of the following (in thousands):

	Customer Relationships	Trademarks	Other	Total
March 31, 2014
Cost	$33,249	$13,022	$2,760	$49,031
Accumulated amortization	(21,821)	-	(2,058)	(23,879)
Balance, March 31, 2014	$11,428	$13,022	$702	$25,152

June 30, 2013
Cost	$31,850	$12,878	$4,228	$48,956
Accumulated amortization	(19,529)	-	(3,590)	(23,119)
Balance, June 30, 2013	$12,321	$12,878	$638	$25,837

Amortization expense for the three and nine months ended March 31, 2014 was $0.6 million and $2.0 million, respectively.  Amortization expense for the three and nine months ended March 31, 2013 was $0.6 million and $2.0 million, respectively.  At March 31, 2014, amortization expense is estimated to be $0.7 million in the remainder of 2014, $2.4 million in 2015, $1.9 million in 2016, $1.5 million in 2017, $1.4 million in 2018, and $4.2 million thereafter.

8)

Debt

As of March 31, 2014, the Company’s debt is due as follows (in thousands):

Fiscal Year
2014	$ 8
2015	15
2016	15
2017	45,015
2018	8
Thereafter	-
$ 45,061

Bank Credit Agreements

The Company has in place a five-year $225 million unsecured Revolving Credit Facility (“Credit Agreement”, “the facility”), which expires in January 2017 and includes a letter of credit sub-facility with a limit of $30 million and a $100 million accordion feature.  As of March 31, 2014 the Company has used $11.3 million against the letter of credit sub-facility.  The Company had the ability to borrow $168.7 million under the facility.

At March 31, 2014, the carrying value of the current borrowings under the facility approximated fair value.

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

The Company’s effective swap agreements convert the base borrowing rate on $45 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 2.40% at March 31, 2014.  The fair value of the swaps recognized in accrued expenses and in other comprehensive income is as follows (in thousands, except percentages):

				Fair Value
Effective Date	Notional Amount	Fixed Rate	Maturity	March 31, 2014	June 30, 2013
June 1, 2010	$5,000	2.495%	May 24, 2015	$(135)	$(205)
June 1, 2010	5,000	2.495%	May 24, 2015	(135)	(205)
June 8, 2010	10,000	2.395%	May 26, 2015	(258)	(389)
June 9, 2010	5,000	2.340%	May 26, 2015	(126)	(190)
June 18, 2010	5,000	2.380%	May 24, 2015	(129)	(194)
September 21, 2011	5,000	1.280%	September 21, 2013	-	(14)
September 21, 2011	5,000	1.595%	September 22, 2014	(37)	(83)
March 15, 2012	10,000	2.745%	March 15, 2016	(465)	(595)
				$(1,285)	$(1,875)

The Company reported no losses for the three and nine months ended March 31, 2014, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign sales, foreign purchases of materials, and loan payments to and from subsidiaries.  The Company enters into such contracts for hedging purposes only.  For hedges of intercompany loan payments, the Company has not elected hedge accounting due to the general short-term nature and predictability of the transactions, and records derivative gains and losses directly to the statement of operations.  At March 31, 2014 and June 30, 2013, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized (losses) of ($1.9) million and ($1.4) million, respectively, which approximate the unrealized gains and losses on the related loans.  The notional amounts of the Company’s forward contracts, by currency, are as follows (in thousands):

	Notional Amount
	(in native currency)
Currency	March 31, 2014	June 30, 2013
Euro	43,094	48,349
British Pound Sterling	2,000	2,580
Canadian Dollar	3,600	3,600
United States Dollar	1,139	-

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

Assets Derivatives
	March 31, 2014		June 30, 2013
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Foreign exchange contracts	Other Assets	$782	Other Assets	$37

	Liability Derivatives
	March 31, 2014		June 30, 2013
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	$1,285	Accrued Liabilities	$1,875
Foreign exchange contracts	Accrued Liabilities	2,691	Accrued Liabilities	1,443
		$3,976		$3,318

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Interest rate swaps	$(47)	$(66)	$(167)	$(275)

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to Net Income for the periods ended (in thousands):

Details about Accumulated					Affected line item
Other Comprehensive	Three Months Ended		Nine Months Ended		in the Statements
Income (Loss) Components	March 31,		March 31,		of Operations
	2014	2013	2014	2013
Interest rate swaps	$252	$261	$774	$786	Interest expense

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

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three and nine months ended March 31, 2014 and 2013 consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Service cost	$49	$176	$12	$11
Interest cost	2,810	2,735	438	416
Expected return on plan assets	(3,378)	(3,698)	(391)	(333)
Recognized net actuarial loss	923	1,894	208	224
Amortization of prior service cost	14	26	-	(15)
Net periodic benefit cost	$418	$1,133	$267	$303

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Service cost	$183	$527	$35	$31
Interest cost	8,430	8,206	1,282	1,258
Expected return on plan assets	(10,134)	(11,093)	(1,143)	(1,012)
Recognized net actuarial loss	3,018	5,683	608	681
Amortization of prior service cost	43	76	-	(43)
Net periodic benefit cost	$1,540	$3,399	$782	$915

The Company expects to pay $1.5 million in prescribed contributions to its U.K. defined benefit plan and other unfunded defined benefit plans in both the U.S. and Europe during fiscal year 2014.  Contributions of $1.1 million and $4.2 million were made during the nine months ended March 31, 2014 and 2013 respectively.  Contributions in fiscal year 2013 included a $3.25 million voluntary contribution made in July 2012, retroactive to June 2012, in order to take advantage of legislation that allowed our U.S. plan to be 100% funded under Pension Protection Act rules at June 30, 2012.

11)

Income Taxes

The Company's effective tax rate for the three months ended March 31, 2014 was 23.0% compared with 11.0% for the three months ended March 31, 2013.  The lower effective tax rate in 2013 is primarily due to non-recurring tax benefits recorded discreetly in the prior year.

The Company's effective tax rate for the nine months ended March 31, 2014 was 25.6% compared with 25.3% for the nine months ended March 31, 2013.

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

12)

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Basic - Average shares outstanding	12,620	12,554	12,604	12,564
Effect of dilutive securities:
Unvested stock awards	117	215	154	224
Diluted - Average shares outstanding	12,737	12,769	12,758	12,788

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share.  No options to purchase common stock were excluded as anti-dilutive from the calculation of diluted earnings per share for the three and nine months ended March 31, 2014 and 2013, respectively.

37,049 and 33,111 performance stock units are excluded from the diluted earnings per share calculation as the performance criteria have not been met for the nine months ended March 31, 2014 and 2013, respectively.

13)

Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive loss are as follows (in thousands):

	March 31, 2014	June 30, 2013
Foreign currency translation adjustment	$7,772	$3,745
Unrealized pension losses, net of tax	(65,851)	(67,857)
Unrealized losses on derivative instruments, net of tax	(792)	(1,168)
Total	$(58,871)	$(65,280)

14)

Contingencies

In March, 2013, the Company entered into a settlement agreement to terminate the redhibition action that had been pending in Lafayette, Louisiana since August, 2008.  The plaintiff, Ultra Pure Water Technologies, Inc. (“Ultra Pure”) had filed a suit against the Company seeking lost profit damages for alleged defects in Master-Bilt ice merchandisers that were sold to Master-Bilt’s customer, which then sold them to Ultra Pure.  A settlement was reached during trial.  The terms of the settlement provide that all claims against the Company are dismissed with prejudice, in exchange for a payment of $6.0 million, of which the Company contributed $2.6 million, net of $3.4 million paid directly by insurers in the matter.  The Company recorded a $2.6 million payment during the third quarter of fiscal year 2013 as a component of selling, general, and administrative expenses.  No fault or liability on the part of the Company is admitted under the terms of the settlement.  The court has approved the terms of the settlement.

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

Net sales and income (loss) from continuing operations by segment for the three months and nine months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended March 31,
	Net Sales		Income from Operations
	2014	2013	2014	2013
Segment:
Food Service Equipment Group	$88,873	$86,606	$7,168	$5,287
Engraving Group	27,278	23,820	5,957	3,365
Engineering Technologies Group	22,347	19,584	4,296	3,411
Electronics Products Group	30,672	27,785	5,283	4,780
Hydraulics Products Group	9,632	8,175	1,477	1,437
Restructuring costs			(1,381)	(1,075)
Corporate			(8,553)	(5,483)
Sub-total	$178,802	$165,970	$14,247	$11,722
Interest expense			(557)	(643)
Other non-operating income			3,457	(209)
Income from continuing operations before income taxes			$17,147	$10,870

	Nine Months Ended March 31,
	Net Sales		Income from Operations
	2014	2013	2014	2013
Segment:
Food Service Equipment Group	$287,290	$291,745	$23,388	$28,329
Engraving Group	80,689	70,839	16,550	12,393
Engineering Technologies Group	56,935	53,341	8,834	8,748
Electronics Products Group	85,277	80,518	14,813	11,969
Hydraulics Products Group	24,427	21,542	3,710	3,371
Restructuring costs			(5,831)	(2,295)
Other operating income (expense), net			1,962	-
Corporate			(20,020)	(16,899)
Sub-total	$534,618	$517,985	$43,406	$45,616
Interest expense			(1,709)	(1,869)
Other non-operating income			3,977	(79)
Income from continuing operations before income taxes			$45,674	$43,668

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

16) Restructuring

The Company has undertaken cost reduction and facility consolidation initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2014			March 31, 2014

	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
2014 Restructuring initiatives	$637	$744	$1,381	$1,172	$4,587	$5,759
Prior year initiatives	-	-	-	72	-	72
	$637	$744	$1,381	$1,244	$4,587	$5,831

	Three Months Ended			Nine Months Ended
	March 31, 2013			March 31, 2013

	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Prior year initiatives	$404	$671	$1,075	$1,004	$1,291	$2,295

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

Activity in the reserves related to fiscal year 2014 restructuring initiatives is as follows (in thousands):

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2013	$-	$-	$-
Additions and adjustments	1,172	1,245	2,417
Payments	(759)	(1,245)	(2,004)
Restructuring liabilities at March 31, 2014	$413	$-	$413

Prior Year Initiatives

Activity in the reserve related to the prior year restructuring initiatives is as follows (in thousands):

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2013	$10	$-	$10
Additions and adjustments	72	-	72
Payments	(82)	-	(82)
Restructuring liabilities at March 31, 2014	$-	$-	$-

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2014			March 31, 2014

	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment Group	$178	$722	$900	$452	4,518	$4,970
Engraving Technologies Group	460	$21	481	606	20	626
Electronics Products Group	-	$-	-	187	48	235
	$638	$743	$381	$1,245	$4,586	$5,831

	Three Months Ended			Nine Months Ended
	March 31, 2013			March 31, 2013

	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment Group	$52	$2	$54	$180	$24	$204
Engineering Technologies Group	44	$-	44	44	-	44
Engraving Technologies Group	181	$649	830	653	1,235	1,888
Electronics Products Group	127	$20	147	127	32	159
	$404	$671	$1,075	$1,004	$1,291	$2,295

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

Overview

We are a leading manufacturer of a variety of products and services for diverse commercial and industrial market segments.  We have five reportable segments: Food Service Equipment Group, (“Food Service Equipment”); Engraving Group, (“Engraving”); Engineering Technologies Group, (“Engineering Technologies”); Electronics Products Group, (“Electronics”); and the Hydraulics Products Group, (“Hydraulics”). Our business objective is to provide value-added, technology-driven solutions to our customers.  Our strategic objective is to identify those businesses which are best able to meet our objectives and invest in them by taking advantage of organic growth and acquisition opportunities, enhancing our global footprint, and pursuing operational excellence in order to improve operating margins and working capital management.

Our business strategy emphasizes organic growth initiatives in addition to the completion of strategic acquisitions.  The development and execution of top line initiatives that provide opportunities for market share gains is a top priority for each of our businesses.  Our Company is engaged in strategic growth programs through capital investment in new product introductions, value engineering and performance enhancements for existing products, expanding of product offerings through private labeling and sourcing agreements, geographic expansion of sales coverage, the development of new sales channels, leveraging strategic customer relationships, developing energy efficient products, creating new applications for existing products and technologies, and next generation products and services for our end-user markets.  In addition, our Company is actively investing in strategic capital investments to improve quality, reduce costs, and improve manufacturing efficiencies.

As part of this ongoing strategy, beginning in the first quarter of fiscal 2014, the Company, in our efforts to reduce cost and improve productivity across the Food Service Equipment Group, announced that we will consolidate operations in the Cooking Solutions Cheyenne, Wyoming plant into its Mexico facility and other Food Service operations in North America.  Once complete, we expect to realize $4.0 million per year in annual savings.  The Cheyenne consolidation is on track and schedule to be substantially complete by fiscal year end.  As we move through fiscal year 2014 we continue to evaluate our products and production processes and expect to execute similar cost reductions and restructuring programs on an ongoing basis.  In addition to the focus on improving our cost structure, we have improved the Company’s liquidity through better working capital management, and the sale of excess land and buildings.

Because of the diversity of the Company’s businesses, end-user markets and geographic locations, management does not use specific external indices to predict the future performance of the Company, other than general information about broad macroeconomic trends.  Each of our individual business unit serves niche markets and attempts to identify trends other than general business and economic conditions which are specific to their businesses and which could impact their performance.  Those units report pertinent information to senior management, which uses it, to the extent relevant, to assess the future performance of the Company.  A description of any such material trends is described below in the applicable segment analysis.

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

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollar amounts in thousands)	2014	2013	2014	2013
Net sales	$178,802	$165,970	$534,618	$517,985
Gross profit margin	32.8%	31.7%	32.8%	32.4%
Income from operations	14,247	11,722	43,406	45,616
Backlog (realizable within 1 year)	146,458	120,007	146,458	120,007

	Three Months Ended	Nine Months Ended
(In thousands)	March 31, 2014	March 31, 2014
Net sales, prior period	$ 165,970	$ 517,985
Components of change in sales:
Effect of exchange rates	817	2,396
Organic sales change	12,015	14,237
Net sales, current period	$ 178,802	$ 534,618

Net sales for the third quarter of 2014 increased $12.8 million, or 7.7%, when compared to the prior year quarter.  This change was primarily due to organic sales increases at all segments and foreign exchange favorable by $0.8 million primarily at Electronics.

Net sales in the nine months ended March 31, 2014 increased $16.6 million, or 3.2%, when compared to the prior year.  This change was due to organic sales increases at Engraving, Engineering Technologies, Electronics, and Hydraulics partially offset by a decrease at Food Service Equipment.  Foreign exchange was favorable primarily at Electronics.

Gross Profit Margin

Our gross margin for the third quarter of 2014 is 32.8% compared to the prior year of 31.7%.  Stronger margins were achieved at Engraving, Hydraulics, Engineering Technologies and Food Service Equipment mostly related to increased volume and a favorable sales mix.

Our gross margin for the nine months ended March 31, 2014 is 32.8% compared to the prior year period of 32.4%. Stronger margins were achieved at Engraving and Electronics mostly related to increased volume and a favorable sales mix.  Margin declines were experienced in both Food Service Equipment and Engineering Technologies related to sales mix.  During fiscal 2013, Engineering Technologies benefited from a $0.7 million one-time customer contract settlement while margins at Electronics were negatively impacted by a $1.5 million expense related to a one-time step up of inventory to fair value from the Meder acquisition.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses for the third quarter of 2014 were $43.0 million, or 24.0% of sales, compared to $39.8 million, or 24.0% of sales, during the prior year quarter.  The increase was driven by $1.4 million of management transition costs and $1.9 million related to increased selling, distribution, and compensation expenses due to improved performance.

Selling, General, and Administrative Expenses for the nine months ended March 31, 2014 was $128.0 million, or 23.9% of sales, compared to $120.2 million, or 23.2% of sales, during the prior year.  The increase was driven by $3.6 million of management transition costs and $3.2 million related to increased selling, distribution, and compensation expenses due to improved performance.  The charge for management transition expense includes search fees, relocation and other costs associated with the hiring of a new chief executive officer (“CEO”) and the acceleration of stock incentive compensation expenses related to the retiring CEO.

Other Operating (Income) Expense, net

During the nine months ended March 31, 2014 we recorded a $2.0 million net gain from insurance proceeds we received related to a catastrophic failure of a large vertical machining center located at our Engineering Technologies facility in Massachusetts.  Insurance proceeds of $3.0 million were partially offset by the write-off of the net book value of the machine of $1.0 million.  We have acquired a replacement machine for approximately $2.9 million and anticipate being operational in the latter half of the first quarter of 2015.  We anticipate additional capital expenditures of $1.5 million in the fourth quarter to be fully reimbursed by the insurance company.  We have secured an outsourcing solution which will avoid customer interruption.  We expect the incremental cost of goods sold associated with the outsourcing, procurement, and installation of the replacement machine will be fully reimbursed by insurance.

Income from Operations

Income from operations for the third quarter of 2014 was $14.2 million compared to $11.7 million during the prior year quarter.  The increase of $2.5 million or 22.2% is primarily the result of increased volume at our segments, $0.3 million of restructuring expense, and favorable comparable year over year experience due to isolated performance issues in the prior year, which have been resolved.

Income from operations for the nine months ended March 31, 2014 was $43.4 million compared to $45.6 million during the prior year.  The decrease of $2.2 million or 4.8% in income is primarily the result of $3.5 million of increased restructuring expenses incurred in connection with the announced closure of our Cooking Solutions facility in Cheyenne, Wyoming.  These expenses include $3.3 million of non-cash impairment of the land and building associated with the facility.  These expenses were partially offset by favorable comparable year over year experience due to isolated performance issues in the third quarter of the prior year.

Interest Expense

Interest expense for the third quarter ended March 31, 2014 remained flat at $0.6 million.  Interest expense for the nine months ended March 31, 2014 was $1.7 million compared to $1.9 million during the prior year. Interest rate swaps have essentially fixed our interest rate expense over the periods.

Other Non-Operating Income (Expense)

Other non-operating income (expense) for the third quarter of 2014 was $3.5 million.  This amount consisted primarily of $3.4 million gain on the portion of proceeds for a life insurance policy triggered by the death of a former executive.  This life insurance policy relates to an inactive program for key executives.  There are six retired executives remaining in this program and current management is indelible to participate.

Income Taxes

The Company's effective tax rate for the three months ended March 31, 2014 was 23.0% compared with 11.0% for the three months ended March 31, 2013.  The lower effective tax rate in 2013 is primarily due to non-recurring tax benefits recorded discreetly in the prior year.

The Company's effective tax rate for the nine months ended March 31, 2014 was 25.6% compared with 25.3% for the nine months ended March 31, 2013.

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

Backlog

Backlog includes all active or open orders for goods and services that have a firm fixed customer purchase order with defined delivery dates.  Backlog also includes any future deliveries based on executed customer contracts, so long as such deliveries are based on agreed upon delivery schedules.  Backlog is not generally a significant factor in the Company’s businesses medium to long term because relatively short delivery periods and rapid inventory turnover are characteristic of most of its products with the exception of Engineering Technologies.   Backlog increased $26.5 million, or 22.0%, to $146.5 million at March 31, 2014, from $120.0 million at March 31, 2013.  Backlog has increased double digits at all of our segments.

Segment Analysis

Food Service Equipment Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2014	2013	Change	2014	2013	Change
Net sales	$88,873	$86,606	2.6%	$287,290	$291,745	-1.5%
Income from operations	7,168	5,287	35.6%	23,388	28,329	-17.4%
Operating income margin	8.1%	6.1%		8.1%	9.7%

Net sales in the third quarter of fiscal 2014 increased $2.3 million, or 2.6%, when compared to the prior year quarter.  Refrigeration Solutions sales increased approximately 3% in the quarter with strong growth from the dollar store market, distribution, and general dealer markets, particularly in the cabinet business.  This strong growth in sales offset reduced sales to the drug retail market and to several major food service chain customers who experienced delays and slowdowns in new store openings due to weather related issues which directly impacted walk-in sales.  We continue to see increased sales volume on new value engineered refrigerated merchandising cabinets which are replacing our legacy design cabinets. Cooking Solutions experienced a volume increase of approximately 8% in the quarter as growth in the dealer channel, grocery retail and convenience store customers overcame a slight sales decline to chains.  Specialty Solutions experienced a 2.5% sales decline driven by lower sales of customized products to dealers.

Net sales in the nine months ended March 31, 2014 decreased $4.5 million, or 1.5%, when compared to the prior year.  Refrigeration Solutions sales were up slightly as dollar store and dealer channel sales growth was offset by reduced sales in the drug retail market and with key chain and convenience store customers who we believe have temporarily delayed capital spending.  Cooking Solutions experienced a 1.5% decline due to general softness in national account and after-market parts sales.  United Kingdom retail grocery market continued to experience reduced sales volumes due to economic conditions.  These declines were partially overcome by sales growth in the core dealer markets in the United States.  Specialty Solutions experienced a 6.3% year-to-date decline in sales driven by a reduction in government related and general dealer projects, coupled with a shift to more lower margin sales to buying groups and the volume reduction of a key chain customer that has recently returned to historically normal volume levels.

Income from operations in the third quarter of fiscal 2014 increased $1.9 million or 35.6%, when compared to the prior year quarter.  The operating income increase was primarily driven by the $2.6 million sales volume increase coupled with non-repeating items in the prior year, cost reductions and customer mix improvements in Refrigeration Solutions and Cooking Solutions.  Once complete, we expect to realize $4.0 million per year in annual savings from the Cheyenne, Wyoming plant consolidation.  The consolidation is on track and scheduled to be complete by fiscal year end.  Specialty Solutions operating income generally declined in line with the volume decrease.

Income from operations in the nine months ended March 31, 2014 decreased $4.9 million, or 17.4%, when compared to the prior year.  The operating income decrease was driven by a $4.5 million sales volume decline and unfavorable sales mix.  Additionally, Specialty Solutions recorded an inventory write-down during the first quarter of fiscal year 2014.  The issues that affected the performance of Specialty Solutions in the first quarter were rectified and did not repeat in the remainder of the year.

Engraving Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2014	2013	Change	2014	2013	Change
Net sales	$27,278	$23,820	14.5%	$80,689	$70,839	13.9%
Income from operations	5,957	3,365	77.0%	16,550	12,393	33.5%
Operating income margin	21.8%	14.1%		20.5%	17.5%

Net sales in the third quarter of fiscal year 2014 increased by $3.5 million, or 14.5%, when compared to the prior year quarter.  Mold texturizing sales to original equipment manufacturers remained strong worldwide as a large number of new automobile model launch activity occurred during the quarter.  We expect strong automotive launches to continue in the fourth quarter.  Particularly strong growth was realized in China and in North America.  European sales posted solid growth at 8%.  The roll, plate and machinery business continued to experience lower sales with weak demand.

Net sales for the nine months ended March 31, 2014 increased $9.8 million or 13.9% when compared to the prior year.  Mold texturing sales growth has been driven by the large number of new model car launches this year worldwide.

Income from operations in the third quarter of fiscal year 2014 increased by $2.6 million or 77.0% when compared to the prior year quarter.  Higher volumes drove strong performance results at our mold texturing business worldwide.  We have been able to resolve some of the operational issues experienced during the prior year quarter in Brazil, resulting in better performance in 2014.

Income for the nine months ended March 31, 2014 increased by $4.2 million, or 33.5%, when compared to the prior year.  As noted, higher volume worldwide at our mold texturing business drove strong profit performance which was partially offset by weak operational performance in roll, plate and machinery business.

Engineering Technologies Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2014	2013	Change	2014	2013	Change
Net sales	$22,347	$19,584	14.1%	$56,935	$53,341	6.7%
Income from operations	4,296	3,411	25.9%	8,834	8,748	1.0%
Operating income margin	19.2%	17.4%		15.5%	16.4%

Net sales in the third quarter of fiscal year 2014 increased by $2.8 million, or 14.1%, when compared to the prior year quarter.  Sales in the aerospace and defense markets increased by double digits during the quarter and our aerospace market expects to experience continued sales volume growth with our core customer.  The aerospace market is particularly active with a number of new programs in development.  Sales in the oil and gas market tripled year-over-year, reflecting the project-driven nature of this business in combination with additional market penetration.  During the quarter, we were awarded a major contract in the commercial aviation market relating to the Airbus A320.  Sales in the land-based gas turbine market were down mainly due to decreased sales to one of our large OEM customers in the gas turbine market.

Net sales for the nine months ended March 31, 2014 increased by $3.6 million, or 6.7%, compared to the prior year.  The improvement was primarily due to a significant increase in the oil and gas market, up over 200% compared to the prior year.  Year-to-date sales in the land-based gas turbine market were up by double digits compared to last year as a result of strong market demand and easier year-over-year comparisons due to reduced sales volume.  Year to date aerospace sales are down from the prior period, which included a one-time contract settlement with a large aerospace customer in the second quarter of fiscal 2013.

Income from operations in the third quarter of fiscal year 2014 increased by $0.9 million, or 25.9%, when compared to the prior year quarter.  The increase was primarily due to higher sales volume and an improved product mix.

Income from operations for the nine months ended March 31, 2014 increased by $0.1 million, or 1.0%, when compared to the prior year.  Higher volume of developmental projects during the year has resulted in lower margins.

Electronics Products Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2014	2013	Change	2014	2013	Change
Net sales	$ 30,672	$ 27,785	10.4%	$ 85,277	$ 80,518	5.9%
Income from operations	5,283	4,780	10.5%	14,813	11,969	23.8%
Operating income margin	17.2%	17.2%		17.4%	14.9%

Net sales in the third quarter of fiscal year 2014 increased $2.9 million, or 10.4%, when compared to the prior year quarter.  The increase was the result of new programs for magnetics and sensors, which we expect to continue in the fourth quarter.  The effect of foreign exchange rates accounted for $0.6 million of net sales increases compared to the prior year.  During the quarter, we continued to advance and benefit from lean enterprise activities and cost reduction initiatives throughout the business.

Net sales in the nine months ended March 31, 2014 increased $4.8 million, or 5.9%, when compared to the prior year.  The increase was primarily due to new business in Europe and North America for magnetic and sensor products and general market improvements. Favorable exchange rates accounted for $1.9 million of the sales growth.

Income from operations in the third quarter of fiscal year 2014 increased $0.5 million, or 10.5%, when compared to the prior year quarter.  The increase was the result of higher sales volume, cost savings from synergies derived from the Meder acquisition, and operational performance improvement which resulted in improved material costs partially offset by lower margin sales mix.

Income from operations in the nine months ended March 31, 2014 increased $2.8 million, or 23.8%, when compared to the prior year.  The increase was primarily due to higher sales volume, procurement savings and cost improvements from the consolidation of facilities in China partially offset by lower margin sales mix.  Purchase accounting expenses of $1.5 million, primarily related to a one-time step up of inventory to fair value from the Meder acquisition during the first quarter of fiscal year 2013 also contributed to the income increase.

Hydraulics Products Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2014	2013	Change	2014	2013	Change
Net sales	$ 9,632	$ 8,175	17.8%	$ 24,427	$ 21,542	13.4%
Income from operations	1,477	1,437	2.8%	3,710	3,371	10.1%
Operating income margin	15.3%	17.6%		15.2%	15.6%

Net sales in the third quarter of fiscal year 2014 increased $1.5 million, or 17.8%, when compared to the prior year quarter.  The increase can be partially attributed to the continued market share gains in the North American refuse truck market, increased sales in the dump trailer market plus sales resulting from new applications on construction infrastructure vehicles.

Net sales in the nine months ended March 31, 2014 increased $2.9 million or 13.4%, when compared to the prior year.  The increase was primarily due to organic growth from new customer platforms in the North American roll off refuse truck market along with recovery in our traditional North America dump truck markets.

Income from operations in the third quarter of fiscal year 2014 increased $0.1 million, or 2.8%, when compared to the prior year quarter.  The increase was primarily the result of higher sales volume, cost containments and process improvements achieved at our manufacturing facilities located in the U.S. and China.  Profitability was negatively impacted by expansion into the competitive refuse market plus investments made in selling and marketing expenses.  We anticipate good demand for production from both our U.S. and China facilities moving into the upcoming months.

Income from operations in the nine months ended March 31, 2014 increased $0.3 million or 10.1%, when compared to the period year.  The increase was primarily due to the impact of higher sales volume, cost reductions, value engineering projects and process improvements achieved at our manufacturing facilities located in the U.S. and China offset by sales increases in lower margin markets.

Corporate and Other

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2014	2013	Change	2014	2013	Change
Income (loss) from operations:
Corporate	$(8,553)	$(5,483)	56.0%	$(20,020)	$(16,899)	18.5%
Restructuring	(1,381)	$(1,075)	28.5%	(5,831)	$ (2,295)	154.1%
Other operating income (expense), net	-	-		1,962	-

Corporate expenses in the third quarter of fiscal year 2014 increased by $3.0 million, or 56.0%, when compared to the prior year quarter.  This increase is due to costs associated with management transition of $1.4 million and $2.1 million related to increased performance incentive compensation expense.  Management transition expense includes search fees, relocation and other costs associated with the hiring of a new CEO and the acceleration of stock incentive compensation related to the retiring CEO.

Corporate expenses in the nine months ended March 31, 2014 increase by $3.1 million, or 18.5%, when compared to the prior year.  This was primarily due to management transition costs of $3.6 million, offset by reductions in pension plan expense, as benefits accruing under the U.S. defined benefit pension plan were frozen for substantially all remaining participants, effective July 31, 2013.

During the third quarter of fiscal year 2014 we incurred restructuring expenses of $1.4 million, which were the result of restructuring charges at Food Service Equipment related to the previously announced closure of the Cheyenne, Wyoming facility and headcount reductions at the Company’s Engraving facility in Brazil.

During the nine months ended March 31, 2014 we incurred restructuring expenses of $5.8 million, which were primarily the result of restructuring charges at Food Service Equipment related to a non-cash impairment charge and other costs associated with the announced closure of the Cheyenne, Wyoming facility.

During the nine months ended March 31, 2014 we recorded a $2.0 million net gain from insurance proceeds we received related to a catastrophic failure of a large vertical machining center located at our Engineering Technologies facility in Massachusetts. Insurance proceeds of $3.0 million were partially offset by the write-off of the net book value of the machine of $1.0 million.  We have acquired a replacement machine for approximately $2.9 million and anticipate being operational in the latter half of the first quarter of 2015.  We anticipate additional capital expenditures of $1.5 million in the fourth quarter to be fully reimbursed by the insurance company.  We have secured an outsourcing solution which will avoid customer interruption.  We expect the incremental cost of goods sold associated with the outsourcing, procurement, and installation of the replacement machine will be fully reimbursed by insurance.

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

Discontinued operations for the three and nine months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net sales	$-	$-	$-	$-
Pre-tax earnings	(63)	(148)	(1,706)	(391)
(Provision) benefit for taxes	74	38	560	121
Net earnings (loss) from discontinued operations	$11	$(110)	$(1,146)	$(270)

Liquidity and Capital Resources

At March 31, 2014, $50.5 million of our total cash balance of $57.5 million was held by foreign subsidiaries. Our intention is to either reinvest this cash in the foreign country in which it is located, or repatriate it to the United States if it is tax effective to do so.  Based on the expected near-term liquidity needs of our various geographic locations and our currently available sources of domestic short-term liquidity, we currently do not anticipate the need to repatriate any permanently reinvested cash to fund domestic operations.  The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Net cash provided by operating activities from continuing operations for the nine months ended March 31, 2014, was $35.8 million compared to cash provided by operations of $19.4 million the prior year.  The increase of $16.4 million in cash provided by operating activities is primarily due to reduced cash paid of $5.3 million from accounts payable, $8.0 million from accrued liabilities, and $4.8 million from taxes payable.   Cash flow used in investing activities for the nine months ended March 31, 2014 consisted primarily of capital expenditures of $16.3 million and other investing of $0.6 million related to a net gain on insurance proceeds.  Our financing activities for the nine months ended March 31, 2014 includes net payments of $5.0 million, cash paid for dividends of $3.5 million, and $5.5 million of stock repurchased substantially from employees.

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

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Agreement”), to interest expense for the trailing twelve months of at least 3:1. Adjusted EBIT per the Credit Agreement specifically excludes extraordinary and certain other defined items such as non-cash restructuring and acquisition-related charges up to $2 million, and goodwill impairment. At March 31, 2014, the Company’s Interest Coverage Ratio was 30.9:1

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the credit agreement, calculated as Adjusted EBIT per the Credit Agreement plus depreciation and amortization, may not exceed 3.5:1. At March 31, 2014, the Company’s Leverage Ratio was 0.65:1

As of March 31, 2014, we had borrowings under our facility of $45.0 million and the effective rate of interest for outstanding borrowings under the facility was 3.85%.

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  Our projected capital expenditures for the fiscal year 2014 are approximately $23-$24 million due to the replacement of the damaged machine at Engineering Technologies and additional capital spending to support our new long term customer contracts.  We expect depreciation and amortization expense will be between $13-$14 million and $2-$3 million, respectively.  During the first nine months of 2014 capital expenditures were $16 million, depreciation and amortization expense was $9.3 million, and $2.0 million, respectively.

In order to manage our interest rate exposure, we are party to $45.0 million of floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average interest rate of 2.40%.

The following table sets forth our capitalization at March 31, 2014 and June 30, 2013:

	March 31,	June 30,
(In thousands)	2014	2013
Long-term debt	$45,061	$50,072
Less cash and cash equivalents	(57,487)	(51,064)
Net debt (cash)	(12,426)	(992)
Stockholders' equity	329,079	290,988
Total capitalization	$316,653	$289,996

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

The fair value of the Company's U.S. defined benefit pension plan assets was $210.7 million at March 31, 2014, as compared to $200.2 million at the most recent measurement date, which occurred as of June 30, 2013.  The next measurement date to determine plan assets and benefit obligations will be on June 30, 2014.  During July 2012 we made a voluntary $3.25 million contribution to the U.S. pension plan due to its retroactive treatment under the Pension Protection Act (“PPA”).  As a result of this contribution and an additional voluntary contribution of $6 million made in June 2012, we do not expect to make mandatory contributions to the plan until 2016.  We do not expect contributions to our other defined benefit plans to be material in 2014.  Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for six retired executives.  Current executives and new hires are not eligible for this program.  At March 31, 2014, the underlying policies have a cash surrender value of $17.5 million, less policy loans of $9.8 million.  As we have the legal right of offset, these amounts are reported net on our balance sheet.

In connection with the divestiture of ADP, the Company remained the lessee of ADP’s Philadelphia, PA facility and administrative offices, with the purchaser subleasing a fractional portion of the building at current market rates.  Additionally, the Company remained an obligor on an additional facility lease that was assumed in full by the buyer. In connection with the transaction, the Company’s aggregate obligation with respect to the leases is $2.8 million, of which $1.4 million was recorded as a liability at March 31, 2014.  The buyer’s obligations under the respective sublease and assumed lease are secured by a cross-default provision in the purchaser’s promissory note for a portion of the purchase price which is secured by mortgages on the ADP real estate sold in the transaction.  During the third quarter, ADP amended their notice of intent to terminate their obligation under the Philadelphia sublease beginning September 2014.  We expect to sublet this building at the current market rate and do not expect to have additional changes related to this obligation.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time.  The contracts are used as hedges against anticipated foreign cash flows, such as dividends and loan payments, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At March 31, 2014, the aggregate fair value of the Company’s open foreign exchange contracts was $1.9 million.

Our primary translation risk is with the Euro, British Pound Sterling, Canadian Dollar, and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any of these foreign currencies to the U.S. Dollar at March 31, 2014, would not result in a material change in our operations, financial position, or cash flows.  We do not hedge our translation risk.  As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we use interest rate swap agreements to modify our exposure to interest rate movements.  The Company’s currently effective swap agreements convert our base borrowing rate on $45.0 million of debt due under our revolving Credit Agreement from a variable rate equal to LIBOR to a weighted average rate of 2.40% at March 31, 2014.  Due to the impact of the swaps, an increase in interest rates would not have materially impacted our interest expense for the three months ended March 31, 2014.

The Company’s effective rate on variable-rate borrowings, including the impact of interest rate swaps, under the revolving credit agreement increased from 3.65% at June 30, 2013 to 3.85% at March 31, 2014.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently low.  As of March 31, 2014, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.

CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting during the quarterly period ended March 31, 2014 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended March 31, 2014
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - January 31, 2014	5,000	$ 62.52	5,000	524,702

February 1 - February 28, 2014	1,011	56.36	1,011	523,691

March 1 - March 31, 2014	1,298	55.32	1,298	522,393

Total	7,309	$ 60.39	7,309	522,393

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

ITEM 5.  OTHER INFORMATION

We are deeply saddened to announce that Edward J. Trainor, Former Chairman of the Board of Directors of our Company, passed-away on March 30, 2014.

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

STANDEX INTERNATIONAL CORPORATION

Date:	May 2, 2014	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	May 2, 2014	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer/Assistant Treasurer

7