Form 10-K
period 2014-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2014-08-28
CIK 310354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014	Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its Charter)

DELAWARE	31-0596149
(State of incorporation)	(I.R.S. Employer Identification No.)

11 KEEWAYDIN DRIVE, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

(603) 893-9701
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $1.50 Per Share	New York Stock Exchange

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [   ]     NO [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES [   ]     NO [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [X]     NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  X                    Accelerated filer                         Non-accelerated filer __                  Smaller Reporting Company __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [   ]     NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at the close of business on December 31, 2013 was approximately $777,812,000.  Registrant’s closing price as reported on the New York Stock Exchange for December 31, 2013 was $62.88 per share.

The number of shares of Registrant's Common Stock outstanding on August 21, 2013 was 12,760,139

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2014 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report.

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

Unless otherwise noted, references to years are to fiscal years.

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

•

It is our objective to grow larger and more profitable business units through both organic initiatives and acquisitions.  On an ongoing basis we identify and implement organic growth initiatives such as new product development, geographic expansion, introduction of products and technologies into new markets and applications and leveraging of sales synergies between business units, key accounts and strategic sales channel partners.  Also, we utilize strategically aligned or “bolt on” acquisitions to create both sales and cost synergies with our core business platforms to accelerate their growth and margin improvement.  There is a particular focus on identifying and investing in opportunities that complement our products and will increase the global presence and capabilities of our businesses.  From time to time we have divested businesses that we felt were not strategic or did not meet our growth and return expectations.

•

We create “Customer Intimacy” by partnering with our customers in order to develop and deliver customer solutions or engineered products that provide higher levels of value-added technology-driven solutions to our customers.  This relationship generally provides us with the ability to sustain sales and profit growth over time and provide superior operating margins to enhance shareholder returns.  Further, we have made a priority in developing new sales channels and leveraging strategic customer relationships.

•

We focus on operational excellence through continuous improvement in the cost structure of our businesses and recognize that our businesses are competing in a global economy that requires that we constantly strive to improve our competitive position.  We have deployed a number of management competencies including lean enterprise, the use of low cost manufacturing facilities in countries such as Mexico, India, and China, the consolidation of manufacturing facilities to achieve economies of scale and leveraging of fixed infrastructure costs, alternate sourcing to achieve procurement cost reductions, and capital improvements to increase shop floor productivity, which drives improvements in the cost structure of our business units.

•

Our capital allocation strategy is to use cash flow generated from operations to fund the strategic growth programs above, including acquisitions, dividends, and capital investments for organic growth and cost reductions.  We recognize that cash flow is fundamental in our ability to invest in organic and acquisitive growth for our business units and return cash to our shareholders in the form of dividends to reflect the measure of quality from the earnings that we generate over time.

Please visit our website at www.standex.com to learn more about us or to review our most recent SEC filings.  The information on our website is for informational purposes only and is not incorporated into this Annual Report on Form 10-K.

Description of Segments

Food Service Equipment Group

Our Food Service Equipment businesses are leading, broad-line manufacturers of commercial food service equipment which include products on the “cold side” or in the refrigerated segment of food service applications and on the “hot side” or in the cooking, warming or holding segment of the market.  Our products are used throughout the entire commercial food service process; from storage, to preparation, to cooking and to display.  The equipment that we design and manufacture is utilized in restaurants, convenience stores, quick-service restaurants, supermarkets, drug stores and institutions such as hotels, casinos and both corporate and school cafeterias to meet the challenges of providing food and beverages that are fresh and appealing while at the same time providing for food safety, energy efficiency and reliability of the equipment performance.  The Food Service Equipment Group also applies technology and product expertise in the health science and medical markets.  Customers in this segment include laboratories, health care institutions, and blood banks.  Our products are sold direct, through dealers, and through industry representatives.  Through innovation and acquisition, we continue to expand this segment.  Our brands and products include:

-

Master-Bilt® and Kool Star® refrigerated reach-in and under counter refrigerated cabinets, cases, display units, and walk-in coolers and freezers;

-

Nor-Lake, Incorporated walk-in coolers and freezers and reach-in and under counter refrigerated cabinets to meet food service and scientific needs;

-

APW Wyott®, American Permanent Ware, Bakers Pride®, Tri-Star and BevLes® commercial ranges, ovens, griddles, char broilers, holding cabinets, toasters and combination steam and convection ovens used in cooking, toasting, warming and merchandising food;

-

Ultrafryer Systems®, producer of commercial deep fryers for restaurant and commercial installations;

-

Barbecue King® and BKI® commercial cook and hold units, rotisseries, pressure fryers, ovens and baking equipment

-

Federal Industries merchandizing display cases for bakery, deli and confectionary products; and

-

Procon® pump systems used in beverage and industrial fluid handling applications.

Engraving Group

Our Engraving Group is a leader in providing texturizing services world-wide.  Our products and finishes are used in virtually every industry by the world’s largest manufacturers.  We shorten the supply chain for global OEMs as a single source texturing supplier. Our established worldwide network of manufacturing centers and design centers provide uniform engravings for countless applications and provide consumer products a distinct competitive advantage.  Texturizing molds used in the production of plastic components, giving the final product the cosmetic appearance and appeal that consumers require.  We provide texturizing services for molds used to produce plastic components, automotive applications, and consumer products including household items made of plastic, toys, computers, and electronic devices.  Our worldwide locations enable us to better serve our customers within key geographic areas, including the United States, Canada, Europe, China, India, Southeast Asia, Korea, Australia, South Africa, and South America.  We also produce specialized tooling used in the manufacture of cores for consumer and medical products.  The Engraving Group also texturizes and produces embossed and engraved rolls, plates, process tooling, and machinery serving a wide variety of industries.

Through the development of proprietary digital based process technology, new “green field” facilities particularly focused on expansion through acquisitions and in emerging markets.  The Engraving Group continues to build its market leadership position through continuously expanding the breadth of products and services it provides to its customers on a global basis.  The companies and products and services within the Engraving Group include:

-

Mold-Tech® which texturizes molds used in manufacturing plastic injected components; Mullen® Burst Testers;

-

Roehlen®, Eastern Engraving and I R International which engrave and emboss rolls and plates used in manufacturing continuous length materials;

-

Innovent is an engineering and manufacturing company delivering innovative product and service solutions to core forming, aerospace, and industrial clients around the world; and

-

B.F. Perkins® providing customized texturing solution machinery for every application.

Our products are primarily sold direct through our global sales network.  The Engraving Group serves a number of industries including automotive, plastics, building products, synthetic materials, converting, textile and paper, computer, housewares, hygiene product tooling and aerospace industries.

Engineering Technologies Group

The Company’s Engineering Technologies Group consists of the Spincraft unit, with locations in North Billerica, Massachusetts, New Berlin, Wisconsin, and in Newcastle, UK.  The group provides single-source customized solutions using a wide variety of world-class precision manufacturing capabilities, including metal spinning and metal forming, heat treating, machining, high speed milling, and other fabrication services in all thickness and size ranges for virtually all workable metal alloys.  Our components and assemblies can be found in a wide variety of advanced applications.  Sales are made directly to our customers in the manned and unmanned space, aviation, defense, energy, industrial, medical, marine, and oil and gas markets.

Electronics Products Group

Our Electronics Products Group is a leading manufacturer of reed switches; reed relays; fluid level, flow, pressure, proximity, conductive and inductive sensors; electronic assemblies; and magnetic components such as toroid and planar transformers as well as providing other value added customer solutions.  Sales are made both directly to customers and through manufacturers’ representatives, dealers and distributors.  End user market segments include automotive, white goods, lighting, HVAC, space, military, medical, security, and general industrial applications.

Our investment in technology and resources to support profitable growth is a major focus for the business.  The fiscal 2013 investment in Meder more than doubled the size of our Electronics Products Group, allowed us to complement our existing electronics business with significantly broadened product line offerings, end-user markets, and manufacturing support that have enhanced our global footprint for sales coverage and profitable growth.  We are also expanding the product line by developing new products, further global expansion, and strategic acquisitions that will drive our growth initiatives.

Hydraulics Products Group

Our Hydraulics Products Group is a leader in mobile hydraulic cylinders including single or double acting telescopic and piston rod hydraulic cylinders.  Custom Hoists is a global supplier and manufacturer of hydraulic cylinders used in the production of both dump trucks and dump trailers, refuse vehicles, and other material handling applications.  Sales are made both directly to customers and through dealers and distributors.  The Group has also expanded its product line to include wet kits, which are complete hydraulic systems including pumps, hoses and fittings.

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

Patents and Trademarks

We hold approximately 66 United States patents and patents pending covering processes, methods and devices and approximately 43 United States trademarks.  Many counterparts of these patents have also been registered in various foreign countries.  In addition, we have various foreign registered and common law trademarks.

While we believe that many of our patents are important, we credit our competitive position in our niche markets to customer intimacy, engineering capabilities, manufacturing techniques and skills, marketing and sales promotions, service and the delivery of quality products.

Due to the diversity of our businesses and the markets served, the loss of any single patent or trademark would not, in our opinion, materially affect any individual segment.

Customers

Our business is not dependent upon a single customer or a few large customers, the loss of any one of which would have a material adverse effect on our operations.  No customer accounted for more than 5% of our consolidated revenue in fiscal 2014 or any of the years presented.

Working Capital

Our primary source of working capital is the cash generated from continuing operations.  No segments require any special working capital needs outside of the normal course of business.

Backlog

Backlog includes all active or open orders for goods and services that have a firm fixed customer purchase order with defined delivery dates.  Backlog also includes any future deliveries based on executed customer contracts, so long as such deliveries are based on agreed upon delivery schedules.  Backlog is not generally a significant factor in the Company’s businesses because of our relatively short delivery periods and rapid inventory turnover with the exception of Engineering Technologies.

Backlog orders believed to be firm at June 30, 2014 and 2013 are as follows (in thousands):

	2014	2013
Food Service Equipment	$$51,516	$37,888
Engraving	11,456	11,116
Engineering Technologies	64,083	55,356
Electronics Products	32,102	28,671
Hydraulics Products	5,678	2,687
Total	164,835	135,718
Net realizable beyond one year	21,703	10,322
Net realizable within one year	$$143,132	$125,396

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

International Operations

We have international operations in all of our business segments.  International operations are conducted at 42 locations, in Europe, Canada, China, India, Singapore, Korea, Australia, Mexico, Brazil, and South Africa.  See the Notes to Consolidated Financial Statements for international operations financial data.  Our international operations contributed approximately 29% of operating revenues in 2014 and 28% in 2013.  International operations are subject to certain inherent risks in connection with the conduct of business in foreign countries including, exchange controls, price controls, limitations on participation in local enterprises, nationalizations, expropriation and other governmental action, restrictions of repatriation  of earnings, and changes in currency exchange rates.

Research and Development

Developing new and improved products, broadening the application of established products, continuing efforts to improve our methods, processes, and equipment continues to drive our success.  However, due to the nature of our manufacturing operations and the types of products manufactured, expenditures for research and development are not significant to any individual segment or in the aggregate.  Research and development costs are quantified in the Notes to Consolidated Financial Statements.  We develop and design new products to meet customer needs in order to offer enhanced products or to provide customized solutions for customers.

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

Number of Employees

As of June 30, 2014, we employed approximately 4,200 employees of which approximately 2,000 were in the United States.  About 300 of our U.S. employees were represented by unions.  Approximately 43% of our production workforce is situated in low-cost manufacturing regions such as Mexico, Brazil and Asia.

Executive Officers of Standex

The executive officers of the Company as of June 30, 2014 were as follows:

Name	Age	Principal Occupation During the Past Five Years
David A. Dunbar	52	President and Chief Executive Officer of the Company since January 2014; President of the Valves and Controls global business unit of Pentair Ltd from 2009 through December 31, 2013.
Thomas D. DeByle	54	Vice President and Chief Financial Officer of the Company since March 2008.
Deborah A. Rosen	59	Chief Legal Officer of the Company since October 2001; Vice President of the Company since July 1999.
John Abbott	55	Group Vice President of the Food Service Group since December 2006.

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

The U.S. Securities and Exchange Commission (the “SEC”) maintains an internet website at www.sec.gov that contains our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and all amendments thereto.  All reports that we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  Standex’s internet website address is www.standex.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and all amendments thereto, are available free of charge on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.  In addition, our code of business conduct, our code of ethics for senior financial management, our corporate governance guidelines, and the charters of each of the committees of our Board of Directors (which are not deemed filed by this reference), are available on our website and are available in print to any Standex shareholder, without charge, upon request in writing to “Chief Legal Officer, Standex International Corporation, 11 Keewaydin Drive, Salem, New Hampshire, 03079.”

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

A deterioration in the domestic and international economic environment could adversely affect our operating results and financial condition.

Recessionary economic conditions coupled with a tightening of credit could adversely impact major markets served by our businesses, including cyclical markets such as automotive, heavy construction vehicle, general industrial and food service.  An economic recession could adversely affect our business by:

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

We operate in 42 locations outside of the United States in Europe, Canada, China, India, Singapore, Korea, Australia, Mexico, Brazil, and South Africa.  If we are unable to successfully manage the risks inherent to the operation and expansion of our global businesses, those risks could have a material adverse effect on our business, results of operations or financial condition.  Those international business risks include:

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

•

difficulties in achieving planned cost savings synergies and growth opportunities; and

•

possible future impairment charges for goodwill and non-amortizable intangible assets that are recorded as a result of acquisitions.

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

Strategic divestitures could negatively affect our results and contingent liabilities from businesses that we have sold could adversely affect our results of operations and financial condition.

We have retained responsibility for some of the known and unknown contingent liabilities related to a number of businesses we have sold, such as lawsuits, tax liabilities, product liability claims, and environmental matters and have agreed to indemnify purchasers of these businesses for certain of those contingent liabilities.

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

Our business could be negatively impacted by cybersecurity threats, information systems and network interruptions, and other security threats or disruptions.

Our information technology networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations.  Cybersecurity threats in particular, are persistent, evolve quickly, and include, but are not limited to, computer viruses, attempts to access information, denial of service and other electronic security breaches.  These events could disrupt our operations or customers and other third party IT systems in which we are involved and could negatively impact our reputation among our customers and the public which could have a negative impact on our financial conditions, results of operations, or liquidity.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We operate a total of 74 manufacturing plants and warehouses located throughout the United States, Europe, Canada, Australia, Singapore, Korea, China, India, Brazil, South Africa, and Mexico.  The Company owns 26 of the facilities and the balance are leased.  The approximate building space utilized by each product group is as follows (in thousands):

	Area in Square Feet
	Owned	Leased
Food Service Equipment	1,059	401
Engraving	268	380
Engineering Technologies	171	145
Electronics Products	177	157
Hydraulics Products	101	40
Corporate and other	43	12
Total	1,819	1,135

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

PART II

Item 5.  Market for Standex Common Stock

Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market in which the Common Stock of Standex is traded is the New York Stock Exchange under the ticker symbol “SXI”.  The high and low sales prices for the Common Stock on the New York Stock Exchange and the dividends paid per Common Share for each quarter in the last two fiscal years are as follows:

	Common Stock Price Range				Dividends Per Share
	2014		2013
Year Ended June 30	High	Low	High	Low	2014	2013
First quarter	$ 60.96	$ 52.00	$ 47.34	$ 41.29	$ 0.08	$ 0.07
Second quarter	64.90	56.15	52.14	43.00	0.10	0.08
Third quarter	63.76	52.29	57.64	51.28	0.10	0.08
Fourth quarter	78.49	53.82	55.18	49.18	0.10	0.08

The approximate number of stockholders of record on August 21, 2014 was 1,783.

Additional information regarding our equity compensation plans is presented in the Notes to Consolidated Financial Statements under the caption “Stock-Based Compensation and Purchase Plans” and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities (1)
Quarter Ended June 30, 2014
Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs

April 1 - April 30, 2014	20,531	$55.06	20,531	501,862
May 1 - May 31, 2014	14,752	$72.74	14,752	487,110
June 1 - June 30, 2014	521	$73.90	521	486,589
TOTAL	35,804	$62.62	35,804	486,589

(1)  The Company has a Stock Buyback Program (the “Program”) which was originally announced on January 30, 1985.  Under the Program, the Company may repurchase its shares from time to time, either in the open market or through private transactions, whenever it appears prudent to do so.  The Program has no expiration date, and the Company from time to time may authorize additional increases of share increments for buyback authority so as to maintain the Program.  The Company authorized, on August 20, 2013, the repurchase of 0.5 million shares for repurchase pursuant to its Program.  All previously announced repurchases have been completed.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Standex International Corporation, the Russell 2000 Index,
and S&P SmallCap 600 Industrial Sector
$700
$600
$500
$400
$300
$200
$100
$0
6/09
9/09
12/09
3/10
6/10
9/10
12/10
3/11
6/11
9/11
12/11
3/12
6/12
9/12
12/12
3/13
6/13
9/13
12/13
3/14
6/14
Standex International Corporation
Russell 2000
S&P SmallCap 600 Industrial Sector

*$100 invested on 6/30/09 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.  Selected Consolidated Financial Data

Selected financial data for the five years ended June 30, is as follows:

See Item 7 for discussions on comparability of the below.

	2014	2013	2012	2011	2010
SUMMARY OF OPERATIONS (in thousands)
Net sales
Food Service Equipment	$ 377,848	$ 367,008	$ 364,759	$ 343,150	$ 318,225
Engraving	109,271	93,380	93,611	85,258	77,372
Engineering Technologies	79,642	74,838	74,088	61,063	58,732
Electronics Products	114,881	108,085	48,206	46,600	37,201
Hydraulics Products	34,538	30,079	29,922	22,925	16,598
Total	$ 716,180	$ 673,390	$ 610,586	$ 558,996	$ 508,128
Gross profit	$ 238,269	$ 218,191	$ 201,736	$ 185,858	$ 170,095
Operating income (loss)
Food Service Equipment	$ 38,203	$ 37,533	$ 38,389	$ 37,633	$ 39,732
Engraving	22,145	15,596	17,896	14,182	9,395
Engineering Technologies	12,676	13,241	14,305	12,606	13,843
Electronics Products	19,732	16,147	8,715	7,551	4,074
Hydraulics Products	5,781	4,968	4,403	2,436	963
Restructuring (a)	(10,077)	(2,666)	(1,685)	(1,843)	(3,494)
Gain on sale of real estate	-	-	4,776	3,368	1,405
Other operating income (expense), net	3,462	-	-	-	-
Corporate and Other	(26,054)	(22,924)	(23,443)	(20,959)	(20,137)
Total	$ 65,868	$ 61,895	$ 63,356	$ 54,974	$ 45,781
Interest expense	(2,249)	(2,469)	(2,280)	(2,107)	(3,624)
Other non-operating (loss) income	4,184	(128)	519	(199)	748
Provision for income taxes	(18,054)	(15,244)	(15,699)	(15,027)	(13,050)
Income from continuing operations	49,749	44,054	45,896	37,641	29,855
Income/(loss) from discontinued operations	(6,883)	794	(14,991)	(2,275)	(1,156)
Net income	$ 42,866	$ 44,848	$ 30,905	$ 35,366	$ 28,699

(a)

See discussion of restructuring activities in Note 16 of the consolidated financial statements.

	2014	2013	2012	2011	2010
PER SHARE DATA
Basic
Income from continuing operations	$ 3.94	$ 3.51	$ 3.67	$ 3.02	$ 2.40
Income/(loss) from discontinued operations	(0.55)	0.06	(1.20)	(0.18)	(0.09)
Total	$ 3.39	$ 3.57	$ 2.47	$ 2.84	$ 2.31
Diluted
Income from continuing operations	$ 3.89	$ 3.45	$ 3.59	$ 2.95	$ 2.35
Income/(loss) from discontinued operations	(0.54)	0.06	(1.17)	(0.18)	(0.09)

Total	$ 3.35	$ 3.51	$ 2.42	$ 2.77	$ 2.26

Dividends declared	$ 0.38	$ 0.31	$ 0.27	$ 0.23	$ 0.20

	2014	2013	2012	2011	2010
BALANCE SHEET (in thousands)
Total assets	$ 578,160	$ 510,573	$ 479,811	$ 474,905	$ 446,279
Accounts receivable	107,674	97,995	96,493	92,032	83,890
Inventories	97,065	81,811	70,802	72,447	56,015
Accounts payable	85,206	67,552	60,229	66,103	48,289
Goodwill	125,965	111,905	100,633	102,439	87,870

Short-term debt	$ -	$ -	$ -	$ 5,100	$ -
Long-term debt	45,056	50,072	50,000	46,500	93,300
Total debt	45,056	50,072	50,000	51,600	93,300
Less cash	74,260	51,064	54,749	14,407	33,630
Net debt (cash)	(29,204)	(992)	(4,749)	37,193	59,670
Stockholders' equity	340,726	290,988	242,907	245,613	192,063

KEY STATISTICS	2014	2013	2012	2011	2010
Gross profit margin	33.3%	32.4%	33.0%	33.2%	33.5%
Operating income margin	9.2%	9.2%	10.4%	9.8%	9.0%

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading manufacturer of a variety of products and services for diverse commercial and industrial market segments. We have five reportable segments: Food Service Equipment Group, Engraving Group, Engineering Technologies Group, Electronics Products Group, and the Hydraulics Products Group. Our business objectives are to provide value-added, technology-driven solutions to our customers, grow our businesses, and increase our business profitability.  Our strategic business objective is to 1) identify those businesses which are best able to meet our objectives, and invest in them by taking advantage of both organic growth and acquisition opportunities and 2) pursue operational excellence in order to improve operating margins and working capital management.

Over the past 24 months, we invested in new strategic businesses that enhance and provide complementary products and services to our segments.  During June 2014, the Company acquired two companies.  The Company purchased Ultrafryer Systems, Inc., (“Ultrafryer”), a manufacturer of high quality commercial deep fryers for restaurant and commercial installations.  This investment complements our Food Service Equipment Group’s product line and allows us to provide broader solutions to restaurant chains and commercial food service installations.  The Company acquired planar technology from Planar Quality Corporation, a developer of transformers for commercial, military and space applications.  This investment will enhance our Electronics Production Group’s capabilities. In addition, July 2012, the Company acquired Meder electronic AG (“Meder”), a German manufacturer of magnetic reed switch, reed relay, and reed sensor products.  Meder’s products and geographic markets are complementary to Standex Electronics and the acquisition more than doubled the size of the Electronics Products Group.  This investment also substantially broadened the global footprint, product line offerings, and end-user markets of the Electronics segment.

We have successfully taken substantial measures over the same periods to reduce our cost structure and improve business profitability.  As part of this ongoing strategy, beginning in the first quarter of fiscal 2014, the Company, in our efforts to reduce cost and improve productivity across the Food Service Equipment Group, announced that we will consolidate operations in the Cooking Solutions Cheyenne, Wyoming plant into its Mexico facility and other Food Service operations in North America. As of June 30, 2014, the Cheyenne consolidation has been completed. During June 2014, the Company divested American Foodservice Company, a manufacturer of custom design and fabrication of counter systems and cabinets in our Food Service Equipment Group segment.  We continue to evaluate our products and production processes and expect to execute similar cost reductions and restructuring programs on an ongoing basis.

We continue to strive for improved profitability in all aspects of our operations through low cost manufacturing and value-added engineering initiatives, plant consolidations, procurement savings, and improved productivity.  These measures have been the principal factors in allowing the Company to improve margins and profitability.  In addition to the focus on improving our cost structure, we have improved the Company’s liquidity through better working capital management, and the sale of excess land and buildings.  This additional liquidity has allowed us to increase dividends, increase capital investments, and expand through acquisitions.  Our net debt (cash) to capital ratio for June 2014 and 2013 was (9.4%) and (0.3%) respectively.

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

Unless otherwise noted, references to years are to fiscal years.

Consolidated Results from Continuing Operations (in thousands):

	2014	2013	2012
Net sales	$716,180	$673,390	$610,586
Gross profit margin	33.3%	32.4%	33.0%
Restructuring costs	10,077	2,666	1,685
Gain on sale of real estate	-	-	4,776
Other income/(expense) operating	3,462	-	-
Income from operations	65,868	61,895	63,356

Backlog (realizable within 1 year)	$143,132	$125,396	$111,208

	2014	2013	2012
Net sales	$716,180	$673,390	$610,586
Components of change in sales:
Effect of acquisitions	297	55,129	14,117
Effect of exchange rates	3,954	(2,807)	(888)
Organic sales growth	38,539	10,482	38,361

Net sales for the fiscal year 2014 increased by $42.8 million, or 6.4%, when compared to the prior year.  The increase is driven by $38.5 million or 5.7% of organic sales growth from all our segments and favorable foreign exchange of $4.0 million. Sales growth is a result of success of our top-line growth initiatives and improvements in end-user markets.

Net sales in 2013 increased $62.8 million, or 10.3%, from 2012 levels.  Of the increase, $55.1 million, or 9.0% was attributable to the acquisition related to Electronics and $10.5 million, or 1.7% of organic growth, from all of our segments.  Sales growth was partially offset by unfavorable foreign exchange of $2.8 million.

Gross Profit Margin

During 2014, gross margin increased to 33.3% as compared to 32.4% in 2013.  This increase is primarily a result of sales volume and favorable sales mix, coupled with the absence of $1.5 million of purchase accounting charges incurred during 2013 associated with the Meder acquisition. Gross margin has increased at the Engraving Group due to strong automotive Mold-Tech sales.

During 2013, gross margin decreased to 32.4% as compared to 33.0% in 2012.  This decrease is primarily a result of $1.5 million in our Meder purchase accounting expenses primarily related to a step up of acquired inventory to fair value, and a gross margin decline at Engineering Technologies offset by the improvement in Food Service Equipment Group and Hydraulics.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the fiscal year 2014 increased by $12.2 million, or 7.9%, when compared to the prior year.  The increase was driven by $3.9 million of management transition costs, and $3.4 million of compensation expense due to improved performance and increase of $3.1 million of increased selling and distribution expenses due to incremental sales volume.  The charge for management transition expense includes search fees, relocation and other costs associated with the hiring of a new chief executive officer (“CEO”) and the acceleration of stock incentive compensation expenses related to the retired CEO.

Selling, general, and administrative expenses for the fiscal year 2013 increased by $12.2 million, or 8.6%, when compared to the prior year.  The increase was driven by $9.6 million of Meder acquisition costs, $3.0 million related to our legacy defined benefit pension plans, and the settlement of a lawsuit related to our Refrigerated Solutions business.

Income from Operations

Income from operations for the fiscal year 2014 increased by $4.0 million or 6.4%, when compared to the prior year.  The increase is primarily driven by $42.8 million of sales increases, gross profit improvement of $20.0 million, and a $3.5 million net gain from insurance proceeds, partially offset by increased operating expense and restructuring costs.

Income from operations for the fiscal year 2013 decreased by $1.5 million, or 2.3%, when compared to the prior year.  The decrease was primarily the result of 2012 gain on sale of real-estate of $4.8 million and $1.5 million of purchase accounting expense associated with the Meder acquisition during 2013.

Discussion of the performance of all of our Groups is more fully explained in the segment analysis that follows.

Income Taxes

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2014 was $18.1 million, or an effective rate of 26.6%, compared to $15.2 million, or an effective rate of 25.7% for the year ended June 30, 2013, and $15.7 million, or an effective rate of 25.5% for the year ended June 30, 2012.  Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, the amount of the Company's income or loss, the mix of income earned in the US versus outside the US, the effective tax rate in each of the countries in which we earn income, and any one time tax issues which occur during the period.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2014 was impacted by the following items: (i) a benefit of $0.5 million related to the R&D tax credit that expired during the fiscal year on December 31, (ii) a benefit of $0.5 million related to a decrease in the statutory tax rate in the United Kingdom on prior period deferred tax liabilities recorded during the first quarter during the fiscal year, (iii) a benefit of $1.1 million due to non-taxable life insurance proceeds received in the third quarter and (iv) a benefit of $3.8 million due to the mix of income earned in jurisdictions with beneficial tax rates.

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

Capital Expenditures

In general, our capital expenditures over the longer term are expected to be approximately 2% to 3% of net sales but could increase to fund targeted sales growth initiatives and cost reduction programs.  During 2014, capital expenditures increased to $19.9 million compared to 2013 of $14.4 million.  The increase is primarily the result of the catastrophic failure of a large vertical machining center located at our Engineering Technologies facility in Massachusetts and support of our new long term customer contracts.

Backlog

Backlog includes all active or open orders for goods and services that have a firm fixed customer purchase order with defined delivery dates. Backlog also includes any future deliveries based on executed customer contracts, so long as such deliveries are based on agreed upon delivery schedules.  Backlog is not generally a significant factor in the Company’s businesses because of our relatively short delivery periods and rapid inventory turnover with the exception of Engineering Technologies.

Backlog realizable within one year increased $17.7 million, or 14.1%, to $143.1 million at June 30, 2014 from $125.4 million at June 30, 2013.  Backlog realizable within one year has increased due to increase in customer demand and the acquisition of Ultrafryer.

Segment Analysis (in thousands)

Food Service Equipment

	2014 compared to 2013			2013 compared to 2012
			%			%
	2014	2013	Change	2013	2012	Change
Net sales	$ 377,848	$ 367,008	3.0%	$ 367,008	$ 364,759	0.6%
Income from operations	38,203	37,533	1.8%	37,533	38,390	-2.2%
Operating income margin	10.1%	10.2%		10.2%	10.5%

Net sales for fiscal year 2014 increased $10.8 million, or 3.0%, when compared to the prior year. The Refrigerated Solutions (walk-in coolers and freezers and refrigerated cabinets) and Specialty Solutions businesses  grew approximately 5.8% and 3.6%, respectively, year over year, while the Cooking Solutions Group net sales declined by 3.0% year over year.  The Refrigeration business continued to see penetration into the dollar store segment with its new line of “endless” merchandising products.  Also strong were the general dealer markets and specialty cabinets for the beverage industry.  This strength was partially offset by continued weakness in the drug retail segment as new store construction is at reduced levels compared to prior year, and to our quick-service restaurant chain customers that had reduced domestic capital spending due to customer changes in timing of deliveries.  The Specialty Solutions Group growth was driven by strong growth in the beverage pump business as demand returned in both the domestic and international markets, particularly with demand for new products in the European espresso market segment.  This growth was partial offset by a sales decline in the Specialty Merchandising segment due to soft demand in the middle of the fiscal year.  The sales decline in the Cooking Solutions Group was driven by weakness at several key dealers, lapping of a chain rollout in the prior year and reductions in inventories at parts distributors.  In addition, disruption late in the fiscal year due to the manufacturing realignment shifted some backlog out of the fourth quarter to 2015.  This was partially overcome by strengthening of the U.S. retail supermarket deli market segment, overcoming further softening of sales in the UK as capital spending in the UK supermarket segment continued to be weak.  In addition, the Cooking Group benefited from $0.3 million of sales from the Ultrafryer acquisition.

Income from operations for fiscal year 2014 increased $0.7 million, or 1.8%, when compared to the prior year.  The Group’s return on sales decreased from 10.2% to 10.1% in the current year.  The positive impact of the year over year volume increase was partially offset by a combination of adverse product and customer mix changes.  Additionally, productivity was negatively impacted by disruption related to the manufacturing realignment.  This disruption is expected to be resolved during 2015 as the benefits of the factory consolidation are realized.  In response to these margin challenges, the Group has implemented multiple productivity improvement actions, including cost reductions through capital investments and product redesign, and material cost reductions, coupled with selective price increases.

We have targeted a 200 basis point improvement to Food Service operating margins in the next 18 to 24 months.   During the fourth quarter of 2014 we took steps to achieve that goal with the closure of the Cheyenne facility, the sale of the American Food Service, (“AFS”) business, and the acquisition of Ultrafryer.  The Company expects that half of the targeted margin improvements will be achieved through the Cheyenne consolidation, and that the AFS divestiture and the Ultrafryer acquisition to will substantially contribute to the remaining margin improvements.

Net sales for fiscal year 2013 increased $2.2 million, or 0.6%, when compared to fiscal 2012. The top line growth included the negative effect of foreign exchange rates of $0.6 million in sales.  The Refrigerated Solutions (walk-in coolers and freezers and refrigerated cabinets) grew approximately 4.0% and the Specialty Solutions group grew 0.4%, while the Cooking Solutions Group net sales declined by 5.7% year over year.  The Refrigeration business experienced strong sales to our quick-service restaurant chain customers, and we saw continued traction in the dollar store segment.  This strength was offset by weakness in the Drug Retail segment as new store construction was at reduced levels.  The Specialty Solutions Group growth was driven by double digit growth in the specialty merchandising, partially offset by a 7% decline in the global beverage pump business due to soft demand, particularly in the European markets.  The sales decline in the Cooking Solutions group was driven by the BKI division which experienced weakness in both the US and UK which were negatively impacted by reduced capital spending in the supermarket segments, and a difficult year over year comparison due to a significant roll-out to a major US supermarket chain in fiscal 2012.  This decline was partially offset by 3.6% growth in the AAI segment of the Cooking Group which primarily serves the restaurant and convenience store markets.

Income from operations for fiscal year 2013 declined $0.9 million, or 2.2%, when compared to the prior year. This includes the negative effect of foreign exchange rates of $0.1 million.  The Group’s return on sales decreased from 10.5% in fiscal 2012 to 10.2% in fiscal 2013.  The positive impact of the year over year volume increase was partially offset by a combination of adverse product and customer mix changes, marketing cost increases and increased warranty costs in the beverage business.

Engraving

	2014 compared to 2013			2013 compared to 2012
			%			%
	2014	2013	Change	2013	2012	Change
Net sales	$ 109,271	$ 93,380	17.0%	$ 93,380	$ 93,611	-0.2%
Income from operations	22,145	15,596	42.0%	15,596	17,896	-12.9%
Operating income margin	20.3%	16.7%		16.7%	19.1%

Net sales for fiscal year 2014 increased by $15.9 million or 17.0%, compared to the prior year.  This growth is driven by record new model launches and refreshed platforms in the global automotive industry which we do not anticipate to continue in 2015.  Increased market share gained by our Mold-Tech business resulted in a 26% or $16.9 million increase in mold texturing sales as compared to the prior year.  Growth for Mold-Tech was strong in all markets we operate in worldwide.  Sales of core forming tooling grew 6% or $0.5 million as compared to prior year.  We continue to experience softness in our roll plate and machinery business, primarily in North America.

Income from operations in fiscal year 2014 increased by $6.5 million, or 42%, when compared to the prior year.  High margins associated with new automotive model platform launches and refreshed platforms worldwide drove higher profitability for the year.  During 2015, capital spending is expected to increase in order to support the increased demand for direct laser engraving capabilities worldwide.  We also intend to devote additional resources to our new design capability in order to further customer intimacy.

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

Engineering Technologies

2014 compared to 2013		2013 compared to 2012
	%		%

	2014	2013	Change	2013	2012	Change
Net sales	$ 79,642	$ 74,838	6.4%	$ 74,838	$ 74,088	1.0%
Income from operations	12,676	13,241	-4.3%	13,241	14,305	-7.4%
Operating income margin	15.9%	17.7%		17.7%	19.3%

Net sales in the fiscal year 2014 increased $4.8 million, or 6.4%, when compared to the prior year.  Sales growth in the space, energy, aviation, and oil and gas markets was offset by declines in the medical and industrial market segments.  The space market segment increased from prior year levels due to continued strong demand on launch vehicle development programs and the satellite launch segment.  The land based gas turbine business improved year-over-year due to increased demand from our OEM customers.  Sales to the oil and gas segment increased year-over-year as a result of additional large offshore platform projects.  The aviation market was up from the prior year as a result of newly awarded programs and development contracts as well as increased market penetration.  New business development resources will be devoted to further penetrate key customer markets during 2015.

Income from operations in the fiscal year 2014 decreased $0.6 million, or 4.3%, when compared to the prior year.  Volume and product mix improvements in the UK were offset by higher manufacturing and development costs in the U.S.  In 2015, capital spending is expected to increase to support strategic long term agreements primarily with aviation and space customers.

Net sales in the fiscal year 2013 increased $0.8 million, or 1.0%, when compared to the prior year.  Sale growth in the aerospace and energy markets was offset by declines in the oil and gas segment. The aerospace segment increased from prior year levels due to strong demand for unmanned space launch vehicles.  The land based gas turbine business improved significantly year over year due to strong demand from several of our OEM customers.  Sales to the oil and gas segment were down as the prior year benefited from several very large offshore platform projects which did not repeat in the current year.  The aviation market was down from prior year due to order phasing and the defense market was up slightly over the prior year.

Income from operations in the fiscal year 2013 decreased $1.1 million, or 7.4%, when compared to the prior year.  This decrease is primarily due to the impact of reduced sales in the higher margin oil and gas markets

Electronics Products

	2014 compared to 2013			2013 compared to 2012
			%			%
	2014	2013	Change	2013	2012	Change
Net sales	$ 114,881	$ 108,085	6.3%	$ 108,085	$ 48,206	124.2%
Income from operations	19,732	16,147	22.2%	16,147	8,715	85.3%
Operating income margin	17.2%	14.9%		14.9%	18.1%

Net sales in the fiscal year 2014 increased $6.8 million, or 6.3%, when compared to the prior year.  Much of the increase took place within the sensor product line both in North America and Europe.  Sales in various markets improved particularly in transportation, industrial, contract manufacturing and metering.  Sales were also helped by favorable exchange totaling roughly $2.6 million.  To drive strategic growth in 2015, we plan to increase business development initiatives in order to drive new business opportunities.

Income from operations in the fiscal year 2014 increased $3.6 million, or 22.2%, when compared to the prior year.  The improvement was driven by the sales increase as well as various cost savings both material and labor, product mix in sensors, a consolidation of the Tianjin manufacturing and Hong Kong distribution operations into the existing Shanghai operation, and the absence of $1.5 million of purchase accounting expenses related to the Meder acquisition incurred in 2013.  During 2015, we plan to increase capital spending to further automate our new Mexico factory and to further develop our planar and sensor technologies.

Net sales in the fiscal year 2013 increased $59.9 million, or 124.2%, when compared to the prior year.  This increase includes the impact of $55.1 million from the acquisition of Meder and $4.8 million of organic growth driven by increased sales from the new sensor programs launched over the past 18 months partially offset by lower sales in magnetic products.

Income from operations in the fiscal year 2013 increased $7.4 million, or 85.3%, when compared to the prior year.  This increase was primarily driven by the Meder acquisition.  The integration of the Meder acquisition continued successfully throughout the year with a focus on identifying and implementing both sales and cost synergies.  These cost synergies were primarily the result of procurement savings and the consolidation of our sales and production facilities in China into a single facility.  Income from the Meder acquisition was accretive to earnings inclusive of $1.5 million in purchase accounting expenses primarily related to a step up of inventory to fair value.

Hydraulics Products

	2014 compared to 2013			2013 compared to 2012
			%			%
	2014	2013	Change	2013	2012	Change
Net sales	$ 34,538	$ 30,079	14.8%	$ 30,079	$ 29,922	0.5%
Income from operations	5,781	4,968	16.4%	4,968	4,403	12.8%
Operating income margin	16.7%	16.5%		16.5%	14.7%

Net sales in the fiscal year 2014 increased $4.5 million, or 14.8%, when compared to the prior year. Diversification of our OEM business into refuse and construction equipment along with the revitalization of the traditional North American dump truck and trailer and export markets drove the 14.8% growth in net sales.  The strategy to penetrate alternative markets either with new engineered cylinder designs or modifications to existing designs has proven to be very successful.  Several of these new products are being applied in North American refuse garbage trucks, roll off container handlers, and construction equipment.  Typically the telescopic cylinders for these new applications are being manufactured in the United States and the rod cylinders are built in our factory in Tianjin, China.  To support our global customer base, we completed another expansion of the factory in China. The geographic sales growth continues in Germany, South America, Australia, and Central America.

Income from operations in the fiscal year 2014 increased $0.8 million or 16.4% when compared to the prior year.  This increase in annual income from operations was primarily due to better factory expense absorption both in the North American and the Tianjin China factories in addition to very close monitoring of costs.

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

Corporate, Restructuring and Other

	2014 compared to 2013			2013 compared to 2012
			%			%
	2014	2013	Change	2013	2012	Change
Income (loss) from operations:
Corporate	$ (26,054)	$ (22,924)	13.7%	$ (22,924)	$(23,443)	-2.2%

Gain on sale of real estate	-	-		-	4,776	-100.0%
Restructuring	(10,077)	(2,666)	278.0%	(2,666)	(1,685)	58.2%
Other operating income (expense), net	3,462	-	100.0%	-	-

Corporate expenses in fiscal year 2014 increased $3.1 million or 13.7% when compared to the prior year.  The increase was driven by $3.9 million of management transition.  The charge for management transition expense includes search fees, relocation and other costs associated with the hiring of a new chief executive officer (“CEO”) and the acceleration of stock incentive compensation expenses related to the retired CEO.

Corporate expenses in the fiscal year 2013 decreased $0.5 million, or 2.2% when compared to the prior year.  The decrease is primarily driven by a gain of $2.3 million resulting from the termination of the retiree life insurance benefit and lower incentive compensation expense of $2.3 million partially offset by an increase of $1.3 million in pension expense and $2.8 million of legal settlement costs.

Restructuring expenses reflect costs associated with the Company’s efforts to continuously improve operational efficiency and expand globally in order to remain competitive in the end-user markets we serve.  Each year the Company incurs costs for actions to size its businesses to a level appropriate for current economic conditions and to improve its cost structure to improve our competitive position and operating margins.  Such expenses include costs for moving facilities to low-cost locations, starting up plants after relocation, curtailing/downsizing operations because of changing economic conditions, and other costs resulting from asset redeployment decisions. Shutdown costs include severance, benefits, stay bonuses, lease and contract terminations, asset write-downs, costs of moving fixed assets, moving, and relocation costs.  Vacant facility costs include maintenance, utilities, property taxes, and other costs.

Restructuring expenses of $10.1 million in the fiscal year 2014 are composed of $9.2 million at Food Service Equipment primarily related to the announced closure of the Cheyenne, Wyoming facility, which includes a non-cash impairment charge of $5.4 million.

Restructuring expense of $2.7 million in the fiscal year 2013 is primarily composed of $2.0 million in the Engraving Group for ongoing headcount reductions in our European operations and the relocation of our Brazil facility, and $0.4 million in Electronics, where we are eliminating redundant positions due to the Meder acquisition.

The Company currently expects to incur between $4.0 and $5.0 million of restructuring expense in 2015, including the cost to complete actions initiated during 2014 and actions anticipated to be approved and initiated during 2015.

During fiscal year 2014, other operating income (expense), net includes a $3.5 million net gain from insurance proceeds we received related to a catastrophic failure of a large vertical machining center located at our Engineering Technologies facility in Massachusetts.  Insurance proceeds of $4.5 million were partially offset by the write-off of the net book value of the machine of $1.0 million.  We have acquired a replacement machine for approximately $2.9 million and anticipate being operational in the first half of the first quarter of 2015.

Discontinued Operations

In June 2014, the Company divested the American Foodservice Company, a manufacturer of custom design and fabrication of counter systems and cabinets, in our Food Service Equipment Group segment.  In connection with this sale, the Company received proceeds of $3.1 million and recorded a net loss on disposal of $3.2 million.

In December 2011, the Company divested the Air Distribution Products Group, (“ADP”).  In connection with this sale, the Company adjusted the carrying value of ADP’s assets to their net realizable value based on a range of expected sale prices.  As a result, the Company recorded goodwill impairment charges of $14.9 million and impairment charges of $5.0 million to fixed assets.

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

During 2014, the Company received notice that its obligations under a guarantee provided to the buyers of ADP were triggered as a result of its withdrawal from both of the multi-employer pension plans in which ADP previously participated.

As a result, the Company has recorded charges of $1.6 million in excess of the value of the guarantee previously recorded in order to fully settle these obligations.

The following table summarizes the Company’s discontinued operations activity, by operation, for the years ended June 30, 2014, 2013 and 2012 (in thousands):

	Year Disposed	2014	2013	2012
Sales:
American Foodservice Company	2014	$20,556	$27,870	$24,054
Air Distribution Products Group	2012	-	-	43,537
		20,556	27,870	67,591
Income (loss) before taxes:
American Foodservice Company (1)	2014	(8,339)	1,934	1,220
Air Distribution Products Group	2012	(1,849)	(451)	(24,871)
Other loss from discontinued operations		(387)	(207)	(453)
Income (loss) before taxes from discontinued operations		(10,575)	1,276	(24,104)
(Provision) benefit for tax		3,692	(482)	9,113
Net income (loss) from discontinued operations		$(6,883)	$794	$(14,991)

(1)  American Foodservice Company incurred a pretax operational loss of $3.5 million and pretax loss on sale of $4.8 million.

Liquidity and Capital Resources

At June 30, 2014, our total cash balance was $74.3 million, of which $64.0 million was held by foreign subsidiaries.  The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.  Our current plans are not expected to require a repatriation of cash to fund our U.S. operations and as a result, we intend to indefinitely reinvest our foreign earnings to fund our overseas growth.  If the undistributed earnings of our foreign subsidiaries are needed for operations in the United States we would be required to accrue and pay U.S. taxes upon repatriation.

Cash Flow

Net cash provided by operating activities from continuing operations for the year ended June 30, 2014 was $72.0 million, compared to $64.2 million for the same period in 2013.  The increase of $7.8 million in net cash provided by operating activities from continuing operations is primarily due to $5.7 million of increases to net income from continuing operations, $4.2 million of cash provided by income taxes payable offset by increased pension contributions of $1.5 million and $1.5 million of increased working capital.

Net cash used in investing activities from continuing operations for the year ended June 30, 2014 was $35.6 million, consisting primarily of $23.1 million for the acquisitions of Ultrafryer and Planar, $18.8 million for capital expenditures, offset by $3.2 million of insurance proceeds received from corporate owned life insurance policies.

Net cash used in financing activities for continuing operations for the year ended June 30, 2014, was $15.0 million consisting primarily of dividends paid of $4.8 million, repurchased treasury stock of $7.8 million, and net debt payments of $5.0 million.

Capital Structure

On January 5, 2012, the Company entered into a five-year $225 million unsecured Revolving Credit Facility (“Credit Agreement”, or “facility”), which can be increased by the Company by an amount of up to $100 million, in accordance with specified conditions contained in the agreement.  The facility also includes a $10 million sublimit for swing line loans and a $30 million sublimit for letters of credit.

Under the terms of the Credit Agreement, we will pay a variable rate of interest and a commitment fee on available, but unused, amounts under the facility.  The amount of the commitment fee will depend upon both the undrawn amount remaining available under the facility and the Company’s funded debt to EBITDA (as defined in the agreement) ratio at particular points in time.  As our funded debt to EBITDA ratio increases, the commitment fee will increase.  Amounts borrowed under the facility may be in the form of either Base Rate or Eurodollar Rate loans.  The rate of interest on Base Rate loans shall be the higher of (i) the Federal Funds rate plus ½ of 1%, (ii) the “prime rate” announced by Citizens Bank, N. A. or (iii) the London interbank offered rate (“LIBOR”) plus ½ of 1% (the rate in effect shall be referred to as the “Base Rate”), plus an additional amount based upon the Company’s debt to EBITDA ratio.  The rate of interest on Eurodollar Rate loans shall be the LIBOR rate which corresponds to the interest period (either one, two, three or six months) selected by the Company, plus an additional amount based upon the Company’s funded debt to EBITDA ratio.  Swing Line loans shall bear interest at the Base Rate, plus an additional amount based upon the Company’s funded debt to EBITDA ratio.  As the Company’s funded debt to EBITDA ratio increases, the additional amount will also increase.

The facility expires in January 2017, and contains customary representations, warranties and restrictive covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Agreement”), to interest expense for the trailing twelve months of at least 3:1.  Adjusted EBIT per the Credit Agreement specifically excludes extraordinary and certain other defined items such as non-cash restructuring and acquisition-related charges up to $2.0 million, and goodwill impairment.  At June 30, 2014, the Company’s Interest Coverage Ratio was 35.58:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the credit agreement, calculated as Adjusted EBIT per the Credit Agreement plus Depreciation and Amortization, may not exceed 3.5:1.  At June 30, 2014, the Company’s Leverage Ratio was 0.59:1.

As of June 30, 2014, we had borrowings under the facility of $45.0 million.  As of June 30, 2014, the effective rate of interest for outstanding borrowings under the facility was 3.87%.

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect to spend between $24.0 and $26.0 million on capital expenditures during 2015, and expect that depreciation and amortization expense will be between $13.0 and $14.0 million and $2.5 and $3.0 million, respectively.

In order to manage our interest rate exposure, we are party to $45.0 million of floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 2.40%.

The following table sets forth our capitalization at June 30, (in thousands):

	2014	2013
Long-term debt	$45,056	$50,072
Less cash	74,260	51,064
Net (cash) debt	(29,204)	(992)
Stockholders’ equity	340,726	290,988
Total capitalization	$311,522	$289,996

Stockholders’ equity increased year over year primarily as a result of current year net income of $42.9 million partially offset by dividends paid of $4.8 million.  The Company's net (cash) debt to capital percentage increased from -0.3% to -9.4% in 2014 due to the aforementioned, net income to retained earnings, debt reduction and increase availability of cash.

We sponsor a number of defined benefit and defined contribution retirement plans.  The fair value of the Company's U.S. pension plan assets was $216.0 million at June 30, 2014 and the projected benefit obligation in the U.S. was $240.4 million at that time.   In June 2012, the Moving Ahead for Progress in the 21st Century (“MAP 21”) bill was signed into law by Congress.  Based on changes in pension funding provisions under MAP 21, we made a $3.25 million contribution during July 2012 due to its favorable treatment under the bill and retroactive treatment under the Pension Protection Act (“PPA”).  As a result of this contribution and an additional $6 million contribution made in June 2012, the plan is 100% funded under PPA rules at June 30, 2014, and we do not expect to make mandatory contributions to the plan until 2019.  We do not expect contributions to our other defined benefit plans to be material in 2015.

The Company’s pension plan for U.S. salaried employees was frozen as of December 31, 2007, and participants in the plan ceased accruing future benefits.  The Company’s pension plan for U.S. hourly employees was frozen for substantially all participants as of July 31, 2013, and replaced with a defined contribution benefit plan.  We have frozen benefits for substantially all participants in our U.S. defined benefit pension plan as of July 31, 2013.  These actions contributed to a decrease of $2.6 million, or $0.13 per diluted share, of reduced expense related to our legacy U.S. plan in 2014 compared to 2013.

We have evaluated the current and long-term cash requirements of our defined benefit and defined contribution plans as of June 30, 2014 and determined our operating cash flows from continuing operations and available liquidity are expected to be sufficient to cover the required contributions under ERISA and other governing regulations.

We have an insurance program for certain retired key executives that have underlying policies with a cash surrender value at June 30, 2014 of $17.7 million and are reported net of loans of $9.8 million for which we have the legal right of offset.  These policies have been purchased to fund supplemental retirement income benefits.

Contractual obligations of the Company as of June 30, 2014 are as follows (in thousands):

	Payments Due by Period
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	Year	Years	Years	Years
Long-term debt obligations	$45,056	$18	$45,030	$8	$-
Operating lease obligations	25,936	6,053	9,108	4,941	5,834
Estimated interest payments (1)	2,583	1,477	1,106	-	-
Post-retirement benefit payments (2)	28,108	578	1,141	1,096	25,293
Total	$101,683	$8,126	$56,385	$6,045	$31,127

(1)

Estimated interest payments are based upon effective interest rates as of June 30, 2014, and include the impact of interest rate swaps.  See Item 7A for further discussions surrounding interest rate exposure on our variable rate borrowings.

(2)

Post-retirement benefits and pension plan contribution payments are based upon current benefit payment levels.

At June 30, 2014, we had $0.6 million of non-current liabilities for uncertain tax positions.  We are not able to provide a reasonable estimate of the timing of future payments related to these obligations.

Off Balance Sheet Items

In March 2012, the Company sold substantially all of the assets of the ADP business.  In connection with the divestiture, the Company remained the lessee of ADP’s Philadelphia, PA facility and administrative offices, with the purchaser subleasing a fractional portion of the building at current market rates.  In connection with the transaction, the Company recognized a lease impairment charge of $2.3 million for the remaining rental expense.  The Company’s aggregate obligation with respect to the lease is $1.8 million, of which $1.3 million was recorded as a liability at June 30, 2014.  Additionally, the Company remained an obligor on an additional facility lease that was assumed in full by the buyer, for which our aggregate obligation in the event of default by the buyer is $0.8 million.  With the exception of the impaired portion of the Philadelphia lease, the Company does not expect to make any payments with respect to these obligations.  The buyer’s obligations under the respective sublease and assumed lease are secured by a cross-default provision in the purchaser’s promissory note for a portion of the purchase price which is secured by mortgages on the ADP real estate sold in the transaction.

At June 30, 2014, and 2013, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $11.3 million and $10.7 million, respectively.

We had no other material off balance sheet items at June 30, 2014, other than the operating leases summarized above.

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

Foreign Currency Translation – Our primary functional currencies used by our non-U.S. subsidiaries are the Euro, British Pound Sterling (Pound), Mexican (Peso), and Chinese (Yuan).  During the current year, the Pound and Euro have experienced increases but the Yuan and Peso have decreased in value related to the U.S. Dollar, our reporting currency.  Since June 30, 2013 the Pound and Euro have appreciated by 12.5% and 5.2%, respectively, the Yuan and Peso have depreciated by 0.2% and 0.1%, respectively (all relative to the U.S. Dollar).  These exchange values were used in translating the appropriate non-U.S. subsidiaries’ balance sheets into U.S. Dollars at the end of the current year.

Defined Benefit Pension Plans – We record expenses related to these plans based upon various actuarial assumptions such as discount rates and assumed rates of returns.  We have frozen benefits for substantially all participants in our U.S. defined benefit pension plan as of July 31, 2014.  These actions contributed to a decrease of $2.6 million, or $0.13 per diluted share, of reduced expense related to our legacy U.S. plan in 2014 compared to 2013.

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

Employee Relations – The Company has labor agreements with a number of union locals in the United States and a number of European employees belong to European trade unions.  There are three union contracts in the U.S expiring during fiscal year 2015.

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

We have identified our reporting units for impairment testing as our eleven operating segments, which are aggregated into our five reporting segments as disclosed in Note 18 – Industry Segment Information.

The test for impairment is a two-step process.  The first step compares the carrying amount of the reporting unit to its estimated fair value (Step 1).  To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value is compared to the implied fair value (Step 2).  To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized.

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

Our annual impairment testing at each reporting unit relied on assumptions surrounding general market conditions, short-term growth rates, a terminal growth rate of 2.5%, and detailed management forecasts of future cash flows prepared by the relevant reporting unit.  Fair values were determined primarily by discounting estimated future cash flows at a weighted average cost of capital of 10.59%.   An increase in the weighted average cost of capital of approximately 350 basis points in the analysis would not result in the identification of any impairments.

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

As a result of our annual assessment, the Company determined that the fair value of the reporting units and indefinite-lived intangible assets substantially exceeded their respective carrying values.  Therefore, no impairment charges were recorded in connection with our assessments during 2014.

In connection with the divestiture of ADP, the Company determined that based on the net realizable value of the business in the transaction, the goodwill of the ADP reporting unit was impaired.  As such, the Company recognized $14.9 million in impairment charges in discontinued operations during the second quarter of 2012.

Cost of Employee Benefit Plans – We provide a range of benefits to our employees, including pensions and some postretirement benefits.  We record expenses relating to these plans based upon various actuarial assumptions such as discount rates, assumed rates of return, compensation increases, turnover rates, and health care cost trends.  The expected return on plan assets assumption of 7.25% in the U.S. is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.  We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets as well as our current expectations for long-term rates of returns for our pension assets.  The U.S. discount rate of 4.5% reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.  We review our actuarial assumptions, including discount rate and expected long-term rate of return on plan assets, on at least an annual basis and make modifications to the assumptions based on current rates and trends when appropriate.  Based on information provided by our actuaries and other relevant sources, we believe that our assumptions are reasonable.

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

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued accounting standard update (“ASU”) 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  The update provides guidance on how to account for certain share-based payment awards where employees would be eligible to vest in the award regardless of whether the employee is still rendering service on the date the performance target is achieved.  The standard is effective for annual and interim periods with those annual periods beginning after December 15, 2015.  Early adoption is permitted.  The Company does not expect the adoption of ASU 2014-12 to have a material impact to its consolidated results of operation.

In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard, ASU 2014-09, Revenue from Contract with Customers, that will supersede nearly all existing revenue recognition guidance under US GAAP and IFRS.  The standard’s primary principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. We expect to adopt this standard in the quarter ending September 30, 2017.  The Company is still evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  ASU 2014-08 revised guidance to only allow disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations.  The revised guidance also requires expanded disclosure in the financial statements for discontinued operations, as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation.  ASU 2014-08 is effective for interim and annual reporting periods beginning after December 15, 2014.  The Company is still evaluating the impact of adopting ASU 2014-08 on its consolidated financial statements.

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

Exchange Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend payments, loan payments, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At June 30, 2014 and 2013, the fair value, in the aggregate, of the Company’s open foreign exchange was $1.2 million and $1.4 million respectively.

Our primary translation risk is with the Euro, British Pound Sterling, and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at June 30, 2014, would not result in a material change in our operations, financial position, or cash flows.  We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate

The Company’s effective rate on variable-rate borrowings under the revolving credit agreement is 3.87% and 3.65% at June 30, 2014 and 2013, respectively.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings. From time to time, we will use interest rate swap agreements to modify our exposure to interest rate movements.  We currently have a $45.0 million of floating to fixed rate swaps with terms ranging from two to five years.  These swaps convert our interest payments from LIBOR to a weighted average rate of 2.40%.  Due to the impact of the swaps, an increase in interest rates would not materially impact our annual interest expense at June 30, 2014.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of June 30, 2014, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

The Engineering Technologies, Food Service Equipment, Electronics, and Hydraulics Groups are all sensitive to price increases for steel products, other metal commodities and petroleum based products.  In the past year, we have experienced price fluctuations for a number of materials including steel, copper wire, other metal commodities, refrigeration components and foam insulation.  These materials are some of the key elements in the products manufactured in these segments.  Wherever possible, we will implement price increases to offset the impact of changing prices.  The ultimate acceptance of these price increases, if implemented, will be impacted by our affected divisions’ respective competitors and the timing of their price increases.

Item 8.  Financial Statements and Supplementary Data

Consolidated Balance Sheets

Standex International Corporation and Subsidiaries
As of June 30 (in thousands, except share data)	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$74,260	$51,064
Accounts receivable, net	107,674	97,995
Inventories	97,065	81,811
Prepaid expenses and other current assets	7,034	7,286
Income taxes receivable	922	-
Deferred tax asset	12,981	12,237
Current assets - discontinued operations	-	7,909
Total current assets	299,936	258,302

Property, plant, equipment, net	96,697	92,542
Intangible assets, net	31,490	24,632
Goodwill	125,965	111,905
Deferred tax asset	878	-
Other non-current assets	23,194	19,401
Non-current assets - discontinued operations	-	3,791
Total non-current assets	278,224	252,271

Total assets	$578,160	$510,573

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$85,206	$67,552
Accrued liabilities	51,038	46,497
Income taxes payable	4,926	1,638
Current liabilities – discontinued operations	-	2,786
Total current liabilities	141,170	118,473

Long-term debt	45,056	50,072
Deferred income taxes	10,853	7,838
Pension obligations	31,815	33,538
Other non-current liabilities	8,540	9,664
Total non-current liabilities	96,264	101,112

Commitments and Contingencies (Notes 11 and 12)

Stockholders' equity:
Common stock, par value $1.50 per share -
60,000,000 shares authorized, 27,984,278
issued, 12,639,615 and 12,549,806 shares
outstanding in 2014 and 2013	41,976	41,976
Additional paid-in capital	43,388	37,199

Retained earnings	584,014	546,031
Accumulated other comprehensive loss	(55,819)	(65,280)
Treasury shares (15,344,663 shares in 2014
and 15,434,472 shares in 2013)	(272,833)	(268,938)
Total stockholders' equity	340,726	290,988

Total liabilities and stockholders' equity	$578,160	$510,573

See notes to consolidated financial statements.

Consolidated Statements of Operations

Standex International Corporation and Subsidiaries
For the Years Ended June 30 (in thousands, except per share data)	2014	2013	2012
Net sales	$716,180	$673,390	$610,586
Cost of sales	477,911	455,199	408,850
Gross profit	238,269	218,191	201,736

Selling, general and administrative	165,786	153,630	141,471
Gain on sale of real estate	-	-	(4,776)
Restructuring costs	10,077	2,666	1,685
Other operating (income) expense, net	(3,462)	-	-
Income from operations	65,868	61,895	63,356

Interest expense	2,249	2,469	2,280
Other, net	(4,184)	128	(519)
Total	(1,935)	2,597	1,761

Income from continuing operations before income taxes	67,803	59,298	61,595
Provision for income taxes	18,054	15,244	15,699
Income from continuing operations	49,749	44,054	45,896

Income (loss) from discontinued operations, net of tax	(6,883)	794	(14,991)

Net income	$42,866	$44,848	$30,905

Basic earnings per share:
Income (loss) from continuing operations	$3.94	$3.51	$3.67
Income (loss) from discontinued operations	(0.55)	0.06	(1.20)
Total	$3.39	$3.57	$2.47

Diluted earnings per share:
Income (loss) from continuing operations	$3.89	$3.45	$3.59
Income (loss) from discontinued operations	(0.54)	0.06	(1.17)
Total	$3.35	$3.51	$2.42

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

Standex International Corporation and Subsidiaries

For the Years Ended June 30, 2014 (in thousands)	2014	2013	2012

Net income (loss)	$42,866	$44,848	$30,905
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$(604)	$12,640	$(38,283)
Amortization of unrecognized costs	4,855	8,701	5,603
Derivative instruments:
Change in unrealized gains and losses	(194)	(195)	(1,987)
Amortization of unrealized gains and losses into interest expense	1,031	1,050	820
Foreign currency translation adjustments	6,055	(4,025)	(7,847)
Other comprehensive income (loss) before tax	$11,143	$18,171	$(41,694)

Income tax provision (benefit):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$362	$(4,836)	$13,848
Amortization of unrecognized costs	(1,724)	(3,165)	(2,793)
Derivative instruments:
Change in unrealized gains and losses	74	75	752
Amortization of unrealized gains and losses into interest expense	(394)	(400)	(310)
Income tax provision benefit to other comprehensive income (loss)	$(1,682)	$(8,326)	$11,497
Other comprehensive income (loss), net of tax	9,461	9,845	(30,197)
Comprehensive income (loss)	$52,327	$54,693	$708

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

Standex International Corporation and Subsidiaries				Accumulated
		Additional		Other			Total
	Common	Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
For the Years Ended June 30 (in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance, June 30, 2011	$41,976	$33,228	$477,726	$(44,928)	15,536	$(262,389)	$245,613
Stock issued for employee stock option and
purchase plans, including related income tax benefit		(2,156)			(229)	3,875	1,719
Stock-based compensation		3,856					3,856
Treasury stock acquired					154	(5,521)	(5,521)
Comprehensive income:
Net Income			30,905				30,905
Foreign currency translation adjustment				(7,847)			(7,847)
Pension and OPEB adjustments, net of tax of
$11.1 million				(21,625)			(21,625)
Change in fair value of derivatives, net of tax of
$0.4 million				(725)			(725)
Dividends paid ($.27 per share)			(3,468)				(3,468)
Balance, June 30, 2012	$41,976	$34,928	$505,163	$(75,125)	15,461	$(264,035)	$242,907
Stock issued for employee stock option and
purchase plans, including related income tax benefit
and other		(1,072)			(210)	3,606	2,534
Stock-based compensation		3,343					3,343
Treasury stock acquired					184	(8,509)	(8,509)
Comprehensive income:
Net Income			44,848				44,848
Foreign currency translation adjustment				(4,025)			(4,025)
Pension and OPEB adjustments, net of tax of ($8.0)
million				13,340			13,340
Change in fair value of derivatives, net of tax of
($0.3) million				530			530
Dividends paid ($.31 per share)			(3,980)				(3,980)
Balance, June 30, 2013	$41,976	$37,199	$546,031	$(65,280)	15,435	$(268,938)	$290,988
Stock issued for employee stock option and
purchase plans, including related income tax
benefit and other		(441)			(222)	3,895	3,454
Stock-based compensation		6,630					6,630
Treasury stock acquired					132	(7,790)	(7,790)
Comprehensive income:
Net Income			42,866				42,866
Foreign currency translation adjustment				6,055			6,055
Pension and OPEB adjustments, net of tax of
($1.3) million				2,889			2,889
Change in fair value of derivatives, net of tax of
($0.3) million				517			517
Dividends paid ($.38 per share)			(4,883)				(4,883)
Balance, June 30, 2014	$41,976	$43,388	$584,014	$(55,819)	15,345	$(272,833)	$340,726
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Standex International Corporation and Subsidiaries
For the Years Ended June 30 (in thousands)	2014	2013	2012
Cash Flows from Operating Activities
Net income	$42,866	$44,848	$30,905
Income (loss) from discontinued operations	(6,883)	794	(14,991)
Income (loss) from continuing operations	49,749	44,054	45,896
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,591	15,235	13,142
Stock-based compensation	6,630	3,343	3,768
Deferred income taxes	(3,343)	(2,416)	2,342
Non-cash portion of restructuring charge	5,982	(31)	81
(Gain)/loss on sale of real estate	-	-	(4,776)
Disposal of real estate and equipment	925	-	-
Life insurance benefit	(3,353)	-	-
Increase/(decrease) in cash from changes in assets and liabilities, net of effects from discontinued operations and business acquisitions:
Accounts receivables, net	(6,614)	4,335	(6,628)
Inventories	(10,041)	656	792
Contributions to defined benefit plans	(1,527)	(4,578)	(7,268)
Prepaid expenses and other	(6,388)	(2,889)	(2,666)
Accounts payable	15,166	3,414	(433)
Accrued payroll, employee benefits and other liabilities	6,192	2,372	4,317
Income taxes payable	4,023	710	(3,078)
Net cash provided by operating activities from continuing operations	71,992	64,205	45,489
Net cash used for operating activities from discontinued operations	(1,693)	(4,024)	(1,823)
Net cash provided by operating activities	70,299	60,181	43,666
Cash Flows from Investing Activities
Expenditures for capital assets	(18,832)	(14,104)	(9,741)
Expenditures for acquisitions, net of cash acquired	(23,075)	(39,613)	-
Expenditures for executive life insurance policies	(444)	(435)	(476)
Proceeds withdrawn from life insurance policies	3,654	1,480	152
Proceeds from sale of real estate and equipment	118	28	5,207
Other investing activity	2,964	-	(2,367)
Net cash provided by (used for) investing activities from continuing operations	(35,615)	(52,644)	(7,225)
Net cash provided by (used for) investing activities from discontinued operations	2,452	(43)	15,809
Net cash provided by (used for) investing activities	(33,163)	(52,687)	8,584
Cash Flows from Financing Activities
Proceeds from borrowings	71,000	121,000	210,500
Payments of debt	(76,000)	(121,785)	(210,300)
Short-term borrowings, net	-	-	(1,800)
Stock issued under employee stock option and purchase plans	1,098	279	316
Excess tax benefit associated with stock option exercises	1,650	1,990	649
Cash dividends paid	(4,793)	(3,891)	(3,383)
Purchase of treasury stock	(7,790)	(8,509)	(5,521)
Net cash used for financing activities	(14,835)	(10,916)	(9,539)
Effect of exchange rate changes on cash	895	(263)	(2,369)
Net change in cash and cash equivalents	23,196	(3,685)	40,342
Cash and cash equivalents at beginning of year	51,064	54,749	14,407
Cash and cash equivalents at end of year	$74,260	$51,064	$54,749

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$1,834	$2,193	$1,792
Income taxes, net of refunds	$14,048	$14,018	$13,377

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

During the year ended June 30, 2014, the Company completed the divestiture of American Foodservice, “AFS” a custom-fabricated food service counter systems, buffet tables and cabinets division.  During the year ended June 30, 2012, the Company completed the divestiture of Air Distribution Products, “ADP” a manufacture of metal and fittings for residential heating ventilating and air conditioning applications business.  As a result, the Statement of Operations for all periods has been restated to reflect the operations of AFS and ADP as discontinued operations.  The June 30, 2013, Consolidated Balance Sheet has been revised to present the assets and liabilities of AFS as the assets and liabilities of a discontinued operation. For further information, please see Note 15 – Discontinued Operations.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments purchased with a maturity of three months or less.  These investments are carried at cost, which approximates fair value.  At June 30, 2014 and 2013, the Company’s cash was comprised solely of cash on deposit.

Trading Securities

The Company purchases investments in connection with the KEYSOP Plan for certain retired executives and for its non-qualified defined contribution plan for employees who exceed certain thresholds under our traditional 401(k) plan.  These investments are classified as trading and reported at fair value.  The investments generally consist of mutual funds, are included in other non-current assets and amounted to $3.1 million and $2.5 million at June 30, 2014 and 2013, respectively.  Gains and losses on these investments are recorded as other non-operating income (expense), net in the Consolidated Statements of Operations.

Accounts Receivable Allowances

The Company has provided an allowance for doubtful accounts reserve which represents the best estimate of probable loss inherent in the Company’s account receivables portfolio.  This estimate is derived from the Company’s knowledge of its end markets, customer base, products, and historical experience.

The changes in the allowances for uncollectible accounts during 2014, 2013, and 2012 were as follows (in thousands):

	2014	2013	2012
Balance at beginning of year	$2,325	$1,974	$2,166
Acquisitions	93	190	-
Provision charged to expense	375	268	389
Write-offs, net of recoveries	(511)	(107)	(581)
Balance at end of year	$2,282	$2,325	$1,974

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

Goodwill and Identifiable Intangible Assets

All business combinations are accounted for using the acquisition method.  Goodwill and identifiable intangible assets with indefinite lives, are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise.  Identifiable intangible assets that are not deemed to have indefinite lives are amortized on an accelerated basis over the following useful lives:

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

We did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy at June 30, 2014 and 2013.

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

The fair values of our financial instruments at June 30, 2014 and 2013 were (in thousands):

	2014
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - deferred compensation plan	$3,114	$3,114	$-	$-
Foreign Exchange contracts	356		356	-

Financial Liabilities
Foreign Exchange contracts	$1,552	$-	$1,552	$-
Interest rate swaps	1,061	-	1,061	-

	2013
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - deferred compensation plan	$2,478	$2,478	$-	$-
Foreign Exchange contracts	37		37	-

Financial Liabilities
Foreign Exchange contracts	$1,443	$-	$1,443	$-
Interest rate swaps	1,875	-	1,875	-

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

Research and Development

Research and development expenditures are expensed as incurred.  Total research and development costs, which are classified under selling, general, and administrative expenses, were $4.8 million, $4.4 million, and $4.4 million for the years ended June 30, 2014, 2013, and 2012, respectively.

Warranties

The expected cost associated with warranty obligations on our products is recorded when the revenue is recognized.  The Company’s estimate of warranty cost is based on contract terms and historical warranty loss experience that is periodically adjusted for recent actual experience.  Since warranty estimates are forecasts based on the best available information, claims costs may differ from amounts provided.  Adjustments to initial obligations for warranties are made as changes in the obligations become reasonably estimable.

The changes in warranty reserve, which are recorded as accrued liabilities, during 2014, 2013, and 2012 were as follows (in thousands):

	2014	2013	2012
Balance at beginning of year	$6,782	$5,767	$4,840
Acquisitions	274	795	-
Warranty expense	3,937	4,282	4,434
Warranty claims	(4,052)	(4,062)	(3,507)

Balance at end of year	$6,941	$6,782	$5,767

Stock-Based Compensation Plans

Restricted stock awards generally vest over a three-year period.  Compensation expense associated with these awards is recorded based on their grant-date fair values and is generally recognized on a straight-line basis over the vesting period except for awards with performance conditions, which are recognized on a graded vesting schedule.  Compensation cost for an award with a performance condition is based on the probable outcome of that performance condition.  The stated vesting period is considered non-substantive for retirement eligible participants.  Accordingly, the Company recognizes any remaining unrecognized compensation expense upon participant reaching retirement eligibility.

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

Earnings Per Share

(share amounts in thousands)	2014	2013	2012
Basic – Average Shares Outstanding	12,613	12,561	12,517
Effect of Dilutive Securities – Stock Options and
Restricted Stock Awards	165	219	270

Diluted – Average Shares Outstanding	12,778	12,780	12,787

Both basic and dilutive income is the same for computing earnings per share.  There were no outstanding instruments that had an anti-dilutive effect at June 30, 2014, 2013 and 2012.

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued accounting standard update (“ASU”) 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  The update provides guidance on how to account for certain share-based payment awards where employees would be eligible to vest in the award regardless of whether the employee is still rendering service on the date the performance target is achieved.  The standard is effective for annual and interim periods with those annual periods beginning after December 15, 2015.  Early adoption is permitted.  The Company does not expect the adoption of ASU 2014-12 to have a material impact to its consolidated results of operation.

In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard, ASU 2014-09, Revenue from Contract with Customers, that will supersede nearly all existing revenue recognition guidance under US GAAP and IFRS.  The standard’s primary principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  The standard is effective for public entities for annual and interim periods beginning after December 15, 2016.  The Company expects to adopt this standard in the quarter ending September 30, 2017.  The Company is still evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  ASU 2014-08 revised guidance to only allow disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations.  The revised guidance also requires expanded disclosure in the financial statements for discontinued operations, as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. ASU 2014-08 is effective for interim and annual reporting periods beginning after December 15, 2014.  The Company is still evaluating the impact of adopting ASU 2014-08 on its consolidated financial statements.

2.  ACQUISITIONS

In June 2014, the Company acquired Ultrafryer Systems, Inc. (“Ultrafryer”) a producer of commercial deep fryers for restaurant and commercial installations.  This investment complements our Food Service Equipment Group’s product line and allows us to provide broader solutions to restaurant chains and commercial food service installations.

The Company paid $20.7 million in cash for 100% of the stock of Ultrafryer and has preliminarily recorded intangible assets of $7.6 million, consisting of $2.4 million of trademarks which are indefinite-lived, $4.9 million of customer relationships, and $0.3 million of other intangible assets which are expected to be amortized over a period of fifteen and three to five years, respectively.  Acquired goodwill of $10.9 million is not deductible for income tax purposes due to the nature of the transaction.  The Company anticipates finalizing the purchase price allocation, primarily as it relates to acquired tangible assets, during the quarter ended September 30, 2014.

The components of the fair value of the Ultrafryer acquisition, including the preliminary allocation of the purchase price are as follows (in thousands):

Ultrafryer
Fair value of business combination:
Cash payments	$20,745
Less: cash acquired	(20)
Total	$20,725
Identifiable assets acquired and liabilities assumed
Current assets	$5,871

Property, plant, and equipment	1,259
Identifiable intangible assets	7,612
Goodwill	10,930
Liabilities assumed	(1,733)
Deferred taxes	(3,214)
Total	$20,725

In addition, during June 2014, the Company also purchased the assets of Planar Quality Corporation, producer of transformers for commercial, military and space applications.  This investment will enhance our Electronics Group’s transformer product group capabilities.  The company paid $2.4 million in cash, recorded intangible assets of $1.0 million consisting of $0.4 million of patents and $0.7 million of other intangible assets, which are expected to be amortized over a period of seven and five years, respectively.  Acquired goodwill of $1.2 million is fully deductible for income tax purposes.

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

The components of the fair value of the Meder acquisition, including the final allocation of the purchase are as follows (in thousands):

Meder Electronic
Fair value of business combination:
Cash payments	$43,181
Less: cash acquired	(3,568)
Total	$39,613
Identifiable assets acquired and liabilities assumed
Current assets	$20,246
Property, plant, and equipment	11,060
Identifiable intangible assets	8,200
Goodwill	12,063
Other non-current assets	222
Liabilities assumed	(8,642)
Deferred taxes	(3,536)
Total	$39,613

3.  INVENTORIES

Inventories are comprised of (in thousands):

June 30	2014	2013
Raw materials	$44,273	$36,526
Work in process	24,551	22,886
Finished goods	28,241	22,399
Total	$97,065	$81,811

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses and were $20.8 million, $20.1 million, and $19.9 million in 2014, 2013, and 2012, respectively.

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

June 30	2014	2013
Land, buildings and
leasehold improvements	$78,596	$75,635
Machinery, equipment and other	171,238	154,376
Total	249,834	230,011
Less accumulated depreciation	153,137	137,469
Property, plant and equipment - net	$96,697	$92,542

Depreciation expense for the years ended June 30, 2014, 2013, and 2012 totaled $12.2 million, $12.7 million, and $10.6 million, respectively.

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

While the Company believes that estimates of future cash flows are reasonable, changes in assumptions could significantly affect valuations and result in impairments in the future.  The most significant assumption involved in the Company’s determination of fair value is the cash flow projections of each reporting unit.  If the estimates of future cash flows for each reporting unit may be insufficient to support the carrying value of the reporting units, requiring the Company to re-assess its conclusions related to fair value and the recoverability of goodwill.

As a result of our annual assessment, the Company determined that the fair value of the reporting units and indefinite-lived intangible assets substantially exceeded their respective carrying values.  Therefore, no impairment charges were recorded in connection with our assessments during 2014 and 2013.

Changes to goodwill during the years ended June 30, 2014 and 2013 are as follows (in thousands):

	2014	2013
Balance at beginning of year	$129,844	$118,572
Accumulated impairment losses	17,939	17,939
Balance at beginning of year, net	111,905	100,633
Acquisitions	12,132	12,063
Foreign currency translation	1,928	(791)
Balance at end of year	$125,965	$111,905

6.  INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	Customer	Trademarks
	Relationships	(Indefinite-lived)	Other	Total
June 30, 2014
Cost	$36,145	$14,508	$4,061	$54,714
Accumulated amortization	(21,137)	-	(2,087)	(23,224)
Balance, June 30, 2014	$15,008	$14,508	$1,974	$31,490

June 30, 2013
Cost	$30,289	$11,977	$4,228	$46,494
Accumulated amortization	(18,272)	-	(3,590)	(21,862)
Balance, June 30, 2013	$12,017	$11,977	$638	$24,632

Amortization expense from continuing operations for the years ended June 30, 2014, 2013, and 2012 totaled $2.6 million, $2.6 million, and $2.6 million, respectively.  At June 30, 2014, aggregate amortization expense is estimated to be $2.8 million in fiscal 2015, $2.7 million in fiscal 2016, $2.2 million in fiscal 2017, $2.0 million in fiscal 2018, $1.9 million in fiscal 2019, and $5.4 million thereafter.

7.  DEBT

Long-term debt is comprised of the following at June 30 (in thousands):

	2014	2013
Bank credit agreements	$45,000	$50,000
Other	56	72
Total long-term debt	$45,056	$50,072

Long-term debt is due as follows (in thousands):

2015	$18
2016	15
2017	45,015
2018	8
2019	-
Thereafter	-

Bank Credit Agreements

On January 5, 2012, the Company entered into a five-year $225 million unsecured Revolving Credit Facility (“Credit Agreement”, or “facility”), which can be increased by the Company by an amount of up to $100 million, in accordance with specified conditions contained in the agreement.  The facility also includes a $10 million sub-facility for swing line loans and a $30 million sub-facility for letters of credit.  Interest is payable on borrowings at either a LIBOR or base rate benchmark rate plus an applicable margin, which will fluctuate based on financial performance.  The Credit Agreement requires a ratio of funded debt to EBITDA (as defined in the Credit Agreement) of no greater than 3.5:1, an interest coverage ratio of no less than 3:1, as well as customary affirmative and negative covenants and events of default.  The Credit Agreement also includes certain requirements related to acquisitions and dispositions.  Borrowings under the Credit Agreement are guaranteed by the Company’s domestic subsidiaries and are unsecured.  The Company intends to use this Credit Agreement to fund potential acquisitions, to support organic growth initiatives, working capital needs, and for general corporate purposes.

As of June 30, 2014, the Company had the ability to borrow $168.6 million under this facility.  The carrying value of the current borrowings under the facility approximated fair value.

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

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Agreement”), to interest expense for the trailing twelve months of at least 3:1.  Adjusted EBIT per the Credit Agreement specifically excludes extraordinary and certain other defined items such as non-cash restructuring and acquisition-related charges up to $2.0 million, and goodwill impairment.  At June 30, 2014, the Company’s Interest Coverage Ratio was 35.58:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the credit agreement, calculated as Adjusted EBIT per the Credit Agreement plus Depreciation and Amortization, may not exceed 3.5:1.  At June 30, 2014, the Company’s Leverage Ratio was 0.59:1.

Other Long-Term Borrowings

At June 30, 2014, and 2013, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $11.3 million and $10.7 million, respectively.

8.  ACCRUED LIABILITIES

Accrued expenses consist of the following (in thousands):

	2014	2013
Payroll and employee benefits	$26,736	$25,403
Workers' compensation	2,610	2,489
Warranty	7,401	6,995
Other	14,291	11,610
Total	$51,038	$46,497

9.  DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps

In order to manage our interest rate exposure, we are party to $45.0 million of floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 2.40% at June 30, 2014.

The fair value of the swaps recognized in accrued liabilities and in other comprehensive income (loss) at June 30, 2014 and 2013 is as follows (in thousands):

				Fair Value at June 30,
Effective Date	Notional Amount	Fixed Interest Rate	Maturity	2014	2013
June 1, 2010	$5,000	2.495%	May 26, 2015	$(108)	$(205)
June 1, 2010	5,000	2.495%	May 26, 2015	(108)	(205)
June 4, 2010	10,000	2.395%	May 26, 2015	(206)	(389)
June 9, 2010	5,000	2.34%	May 26, 2015	(100)	(190)
June 18, 2010	5,000	2.38%	May 26, 2015	(103)	(194)
September 21, 2011	5,000	1.28%	September 21, 2013	-	(14)
September 21, 2011	5,000	1.60%	September 22, 2014	(18)	(83)
March 15, 2012	10,000	2.75%	March 15, 2016	(418)	(595)
				$(1,061)	$(1,875)

The Company reported no losses for the years ended June 30, 2014, 2013, and 2012, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign purchases of materials and loan payments to and from subsidiaries.  The Company enters into such contracts for hedging purposes only.  For hedges of intercompany loan payments, the Company has not elected hedge accounting due to the general short-term nature and predictability of the transactions, and records derivative gains and losses directly to the consolidated statement of operations.  At June 30, 2014 and 2013 the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized (losses) of ($1.2) million and ($1.4) million, respectively, which approximate the unrealized gains or losses on the related loans.  The contracts have maturity dates ranging from 2014-2016, which correspond to the related intercompany loans.  The notional amounts of these instruments, by currency, are as follows:

Currency	2014	2013
Euro	24,289,064	48,349,064
Canadian Dollar	3,600,000	3,600,000
Pound Sterling	3,975,192	2,580,289

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet at June 30, (in thousands):

	Asset Derivatives
	2014		2013
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Foreign exchange contracts	Other Assets	$356	Other Assets	$37

	Liability Derivatives
	2014		2013
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	$1,061	Accrued Liabilities	$1,875
Foreign exchange contracts	Accrued Liabilities	1,552	Accrued Liabilities	1,443
		$2,613		$3,318

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	2014	2013	2012
Interest rate swaps	$(194)	$(195)	$(1,987)

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to Net Income for the periods ended (in thousands):

Details about Accumulated				Affected line item
Other Comprehensive				in the Statements
Income (Loss) Components	2014	2013	2012	of Operations
Interest rate swaps	$1,031	$1,050	$820	Interest expense

10.  INCOME TAXES

The components of income from continuing operations before income taxes are as follows (in thousands):

	2014	2013	2012
U.S. Operations	$26,965	$35,805	$26,366
Non-U.S. Operations	40,838	23,493	35,229
Total	$67,803	$59,298	$61,595

The Company utilizes the asset and liability method of accounting for income taxes.  Deferred income taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws.  The components of the provision for income taxes on continuing operations (in thousands) were as shown below:

	2014	2013	2012
Current:
Federal	$9,653	$9,099	$5,176
State	415	1,382	403
Non-U.S.	11,329	7,179	7,778
Total Current	21,397	17,660	13,357

Deferred:
Federal	$(2,017)	$(454)	$2,109
State	(376)	18	640
Non-U.S.	(950)	(1,980)	(407)
Total Deferred	(3,343)	(2,416)	2,342
Total	$18,054	$15,244	$15,699

A reconciliation from the U.S. Federal income tax rate on continuing operations to the total tax provision is as follows (in thousands):

	2014	2013	2012
Provision at statutory tax rate	35.0%	35.0%	35.0%
State taxes	0.0%	1.5%	1.1%
Impact of Foreign Operations	-5.6%	-6.5%	-6.3%
Federal tax credits	-0.7%	-2.2%	-0.7%
Life Insurance Proceeds	-1.7%	0.0%	0.0%
Other	-0.4%	-2.1%	-3.6%
Effective income tax provision	26.6%	25.7%	25.5%

Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, size of the Company’s income or loss and any one-time activities occurring during the period.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2014 was impacted by the following items: (i) a benefit of $0.5 million related to the R&D tax credit that expired during the fiscal year on December 31, (ii) a benefit of $0.5 million related to a decrease in the statutory tax rate in the United Kingdom on prior period deferred tax liabilities recorded during the first quarter during the fiscal year, (iii) a benefit of $1.1 million due to non-taxable life insurance proceeds received in the third quarter and (iv) a benefit of $3.8 million due to the mix of income earned in jurisdictions with beneficial tax rates.

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

Significant components of the Company’s deferred income taxes are as follows (in thousands):

	2014	2013
Deferred tax liabilities:
Depreciation and amortization	$(20,934)	$(18,778)
Total deferred tax liability	$(20,934)	$(18,778)

Deferred tax assets:
Accrued compensation	$4,463	$3,464
Accrued expenses and reserves	3,040	2,429
Pension	10,975	12,246
Inventory	1,549	1,588
Other	758	806
Net operating loss and
credit carry forwards	3,685	3,164
Total deferred tax asset	$24,470	$23,697

Less: Valuation allowance	(530)	(520)
Net deferred tax asset (liability)	$3,006	$4,399

The Company estimates the degree to which deferred tax assets, including net operating loss and credit carry forwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss carry forwards that it believes will more likely than not go unrealized.  The valuation allowances at June 30, 2014 apply to the tax benefit of state loss carry forwards, which management has concluded that it is more likely than not that these tax benefits will not be realized.  The increase (decrease) in the valuation allowance from the prior year was less than $0.1 million, ($0.3) million, and $0.6 million in 2014, 2013, and 2012, respectively.

As of June 30, 2014, the Company had gross state net operating loss ("NOL") and credit carry forwards of approximately $40.7 million and $2.8 million, respectively, which may be available to offset future state income tax liabilities and expire at various dates from 2015 through 2034.  In addition, the Company had foreign NOL carry forwards of approximately $2.6 million, $1.4 million of which carry forward indefinitely, $1.0 million that carry forward for 10 years and $0.2 million that carry forward for 5 years.

The Company’s income taxes currently payable for federal and state purposes have been reduced by the benefit of the tax deduction in excess of recognized compensation cost from employee stock compensation transactions.  The provision for income taxes that is currently payable has not been adjusted by approximately $1.7 million and $2.0 million of such benefits of the Company that have been allocated to additional paid in capital in 2014 and 2013, respectively.

A provision has not been made for U.S. or additional non-U.S. taxes on $127.9 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S.  It is not practicable to estimate the amount of tax that might be payable on the remaining undistributed earnings.  Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. Accordingly, we believe that U.S. tax on any earnings that might be repatriated would be substantially offset by U.S. foreign tax credits.

The total provision for income taxes included in the consolidated financial statements was as follows (in thousands):

	2014	2013	2012
Continuing operations	$18,054	$15,244	$15,699
Discontinued operations	(3,692)	482	(9,109)
	$14,362	$15,726	$6,590

The changes in the amount of gross unrecognized tax benefits during 2014, 2013 and 2012 were as follows (in thousands):

	2014	2013	2012
Beginning Balance	$1,286	$1,298	$2,146
Additions based on tax positions related to the current year	25	77	64
Additions for tax positions of prior years	-	19	394
Reductions for tax positions of prior years	(278)	(108)	(1,306)
Ending Balance	$1,033	$1,286	$1,298

If the unrecognized tax benefits in the table above were recognized in a future period, $0.6 million of the unrecognized tax benefit would impact the Company’s effective tax rate.

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

Country

Years Ending June 30,

United States

2011 to 2014

Canada

2010 to 2014

Germany

2010 to 2014

Ireland

2011 to 2014

Portugal

2010 to 2014

United Kingdom

2013 to 2014

The Company’s policy is to include interest expense and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations.  At both June 30, 2014 and June 30, 2013, the company had less than $0.1 million for accrued interest expense on unrecognized tax benefits.

11.  COMMITMENTS

The Company leases certain property and equipment under agreements with initial terms ranging from one to twenty years. Rental expense related to continuing operations for the years ended June 30, 2014, 2013, and 2012 was approximately $5.5 million, $4.9 million and $4.8 million, respectively.

The gross minimum annual rental commitments under non-cancelable operating leases, principally real-estate at June 30, 2014:

(in thousands)	Lease	Sublease	Net obligation
2015	$6,053	$666	$5,387
2016	4,960	356	4,604
2017	4,148	338	3,810
2018	2,813	185	2,628
2019	2,128	-	2,128
Thereafter	5,834	-	5,834

In March 2012, the Company sold substantially all of the assets of its ADP business.  In connection with the divestiture, the Company remained the lessee of ADP’s Philadelphia, PA facility and administrative offices, with the purchaser subleasing a fractional portion of the building at current market rates.  In connection with the transaction, the Company recognized a lease impairment charge of $2.3 million for the remaining rental expense.  The Company’s aggregate obligation with respect to the lease is $1.8 million, of which $1.3 million was recorded as a liability at June 30, 2014.  Additionally, the Company remained an obligor on an additional facility lease that was assumed in full by the buyer, for which our aggregate obligation in the event of default by the buyer is $0.8 million.  With the exception of the impaired portion of the Philadelphia lease, the Company does not expect to make any payments with respect to these obligations.  The buyer’s obligations under the respective sublease and assumed lease are secured by a cross-default provision in the purchaser’s promissory note for a portion of the purchase price which is secured by mortgages on the ADP real estate sold in the transaction.

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

Total compensation cost recognized in income for equity based compensation awards was $6.6 million, $3.3 million, and $3.8 million for the years ended June 30, 2014, 2013 and 2012, respectively, primarily within Selling, General, and Administrative Expenses.  The total income tax benefit recognized in the consolidated statement of operations for equity-based compensation plans was $2.3 million, $1.2 million, and $1.3 million for the years ended June 30, 2014, 2013 and 2012, respectively.

458,513 shares of common stock were reserved for issuance under various compensation plans at June 30, 2014.

Restricted Stock Awards

The Company may award shares of restricted stock to eligible employees and non-employee directors of the Company at no cost, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights during the restriction period.  Such shares and rights are subject to forfeiture if certain employment conditions are not met.  During the restriction period, recipients of the shares are entitled to dividend equivalents on such shares, providing that such shares are not forfeited.  Dividends are accumulated and paid out at the end of the restriction period.  During 2014, 2013 and 2012, the Company granted 62,698, 44,388, and 52,884 shares, respectively, of restricted stock to eligible participants.  Restrictions on the stock awards generally lapse between fiscal 2015 and fiscal 2017.  For the years ended June 30, 2014, 2013 and 2012, $3.3 million, $1.5 million, and $1.4 million, respectively, was recognized as compensation expense related to restricted stock awards.  Substantially all awards are expected to vest.

A summary of restricted stock awards activity during the year ended June 30, 2014 is as follows:

	Restricted Stock Awards
	Number	Aggregate
	of	Intrinsic
	Shares	Value

Outstanding, June 30, 2013	172,490	$9,098,848
Granted	62,698
Exercised / vested	(88,826)	4,932,618
Canceled	(2,267)
Outstanding, June 30, 2014	144,095	$10,732,196

Performance stock units during 2014, 2013 and 2012 had a weighted average grant date fair value of $58.84, $44.59, and $29.05, respectively.  The grant date fair value of restricted stock awards is determined based on the closing price of the Company’s common stock on the date of grant.  The total intrinsic value of awards exercised during the years ended June 30, 2014, 2013, and 2012 was $3.1 million, $3.5 million, and $2.4 million, respectively.

As of June 30, 2014, there was $2.4 million of unrecognized compensation costs related to awards expected to be recognized over a weighted-average period of 1.22 years.

Executive Compensation Program

The Company operates a compensation program for key employees.  The plan contains both an annual component as well as long-term component.  Under the annual component, participants may elect to defer up to 50% of their annual incentive compensation in restricted stock which is purchased at a discount to the market.  Additionally, non-employee directors of the Company may defer a portion of their director’s fees in restricted stock units which is purchased at a discount to the market.  During the restriction period, recipients of the shares are entitled to dividend equivalents on such units, providing that such shares are not forfeited.  Dividend equivalents are accumulated and paid out at the end of the restriction period.  The restrictions on the units expire after three years.  At June 30, 2014 and 2013 respectively, 52,431 and 105,967 shares of restricted stock units are outstanding and subject to restrictions that lapse between fiscal 2014 and fiscal 2016.  The compensation expense associated with this incentive program is charged to income over the restriction period.  The Company recorded compensation expense related to this program of $0.7 million, $0.6 million, and $0.4 million for the years ended June 30, 2014, 2013 and 2012, respectively.

As of June 30, 2014, there was $0.2 million of unrecognized compensation costs related to awards expected to be recognized over a weighted-average period of 1.00 years

The fair value of the awards under the annual component of this incentive program is measured using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model are as follows:

	2014	2013	2012
Risk-free interest rates	0.70%	0.25%	0.25%
Expected life of option grants (in years)	3	3	3
Expected volatility of underlying stock	38.9%	47.4%	63.2%
Expected quarterly dividends (per share)	$0.08	$0.07	$0.06

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

A summary of the awards activity under the executive compensation program during the year ended June 30, 2014 is as follows:

	Annual Component			Performance Stock Units
		Weighted
	Number	Average	Aggregate	Number	Aggregate
	of	Exercise	Intrinsic	of	Intrinsic
	Shares	Price	Value	Shares	Value

Non-vested, June 30, 2013	105,967	$23.68	$1,683,260	41,003	$2,162,926
Granted	15,608	39.56		87,220
Vested	(68,504)	22.49	2,308,140	(58,584)	2,386,361
Forfeited	(639)	28.78		(29,273)
Non-vested, June 30, 2014	52,432	$29.91	$1,360,566	40,366	$2,156,759

Restricted stock awards granted under the annual component of this program in fiscal 2014, 2013, and 2012 had a grant date fair value of $69.47, $55.61, and $40.78, respectively.  The PSUs granted in fiscal 2014, 2013 and 2012 had a grant date fair value of $54.48, $44.20, and $26.60, respectively.  The total intrinsic value of awards vested under the executive compensation program during the years ended June 30, 2014, 2013 and 2012 was $2.2 million, $3.1 million, and $5.4 million, respectively.

The Company recognized compensation expense related to the PSUs of $2.7 million, $1.3 million, and $2.1 million for the years ended June 30, 2014, 2013 and 2012, respectively.  The total unrecognized compensation costs related to non-vested performance share units was $1.3 million at June 30, 2014, which is expected to be recognized over a weighted average period of 1.90 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan that allows employees to purchase shares of common stock of the Company at a discount from the market each quarter.  Shares of our stock may be purchased by employees quarterly at 95% of the fair market value on the last day of each quarter.  Shares of stock reserved for the plan were 97,890 at June 30, 2014.  Shares purchased under this plan aggregated 4,473, 5,813, and 9,185 in 2014, 2013 and 2012, respectively, at an average price of $58.54, $48.16, and $34.48, respectively.

14.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of the Company’s accumulated other comprehensive income (loss) at June 30 are as follows (in thousands):

	2014	2013
Foreign currency translation adjustment	$9,800	$3,745
Unrealized pension losses, net of tax	(64,968)	(67,857)
Unrealized losses on derivative instruments, net of tax	(651)	(1,168)
Total	$(55,819)	$(65,280)

15.  DISCONTINUED OPERATIONS

In June 2014, the Company divested the American Foodservice Company, a manufacturer of custom design and fabrication of counter systems and cabinets, in our Food Service Equipment Group segment.  In connection with this sale, the Company received proceeds of $3.1 million and recorded a net loss on disposal of $3.2 million.

In December 2011, the Company divested the Air Distribution Products Group, (“ADP”).  In connection with this sale, the Company adjusted the carrying value of ADP’s assets to their net realizable value based on a range of expected sale prices.  As a result, the Company recorded goodwill impairment charges of $14.9 million and impairment charges of $5.0 million to fixed assets.

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

During 2014, the Company received notice that its obligations under a guarantee provided to the buyers of ADP were triggered as a result of its withdrawal from both of the multi-employer pension plans in which ADP previously participated.  As a result, the Company has recorded charges of $1.6 million in excess of the value of the guarantee previously recorded in order to fully settle these obligations.

The following table summarizes the Company’s discontinued operations activity, by operation, for the years ended June 30, 2014, 2013 and 2012 (in thousands):

	Year Disposed	2014	2013	2012
Sales:
American Foodservice Company	2014	$20,556	$27,870	$24,054
Air Distribution Products Group	2012	-	-	43,537
		20,556	27,870	67,591
Income (loss) before taxes:
American Foodservice Company (1)	2014	(8,339)	1,934	1,220
Air Distribution Products Group	2012	(1,849)	(451)	(24,871)
Other loss from discontinued operations		(387)	(207)	(453)
Income (loss) before taxes from discontinued operations		(10,575)	1,276	(24,104)
(Provision) benefit for tax		3,692	(482)	9,113
Net income (loss) from discontinued operations		$(6,883)	$794	$(14,991)

(1) American Foodservice Company incurred a pretax operational loss of $3.5 million and pretax loss on sale of $4.8 million.

Assets and liabilities related to discontinued operations to be retained by the Company are recorded in the Consolidated Balance Sheets at June 30 under the following captions (in thousands):

	2014	2013
Current assets	$199	$483
Non-current assets	3,014	3,000
Current liabilities	2,340	795
Non-current liabilities	1,791	3,219

16.  RESTRUCTURING

The Company has undertaken a number of initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

	Involuntary
	Employee
	Severance and
Year Ended June 30,	Benefit Costs	Other	Total

	2014
2014 Restructuring Initiatives	$1,528	$8,477	$10,005
Prior Year Initiatives	72	-	72
Total expense	$1,600	$8,477	$10,077

	2013

2013 Restructuring Initiatives	$1,299	$1,367	$2,666
Prior Year Initiatives	-	-	-
Total expense	$1,299	$1,367	$2,666
	2012

2012 Restructuring Initiatives	$901	$206	$1,107
Prior Year Initiatives	87	491	578
Total expense	$988	$697	$1,685

2014 Restructuring Initiatives

On August 23, 2013 the Company announced a consolidation of its Cheyenne, Wyoming plant into its Mexico facility and other cooking solutions operations in North America. Restructuring expenses of $10.1 million in the fiscal year 2014 are composed of $9.2 million at Food Service Equipment primarily related to the announced closure of the Cheyenne, Wyoming facility, which includes a non-cash impairment charge of $5.4 million.

Activity in the reserves related to 2014 restructuring initiatives is as follows (in thousands):

	Involuntary
	Employee
	Severance
	and Benefit
	Costs	Other	Total
Restructuring Liabilities at June 30, 2013	$10	$-	$10
Additions	1,528	3,051	4,579
Payments	(983)	(3,051)	(4,034)
Restructuring Liabilities at June 30, 2014	$555	$-	$555

Prior Year Initiatives

During the first half of 2013, the Company began a new headcount reduction program in its European Engraving Group operations as part of the realignment of the Group’s global footprint.  Restructuring cost of $0.6 million related to this activity was substantially completed for the year ended June 30, 2013.  During the third quarter, the Company completed the move and startup of the Sao Paolo, Brazil, Engraving Group facility to a location more suited to the Group’s operational needs. Restructuring expenses for the year ended June 30, 2013 related to these activities were $1.5 million.  Also during the year as redundant positions due to the Meder acquisition are being eliminated the Company incurred $0.4 million of restructuring costs in China, which was substantially completed for the year ended June 30, 2013.

Activity in the reserves related to prior year restructuring initiatives is as follows (in thousands):

	Involuntary
	Employee
	Severance
	and Benefit
	Costs	Other	Total
Restructuring Liabilities at June 30, 2012	$41	$-	$41
Additions		-	-
Payments	(41)	-	(41)
Restructuring Liabilities at June 30, 2013	$-	$-	$-
Additions	72	-	72
Payments	(72)	-	(72)
Restructuring Liabilities at June 30, 2014	$-	$-	$-

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Involuntary
	Employee
	Severance
	and Benefit
Year Ended June 30,	Costs	Other	Total

	2014
Food Service Equipment Group	$ 746	$ 8,408	$ 9,154
Engraving Group	667	21	688
Electronics Products Group	187	48	235
Total expense	$ 1,600	$ 8,477	$ 10,077

	2013
Food Service Equipment Group	$ 183	$ 25	$ 208
Engineering Technologies Group	44	-	44
Engraving Group	776	1,253	2,029
Electronics Products Group	296	89	385
Total expense	$ 1,299	$ 1,367	$ 2,666

	2012
Food Service Equipment Group	$ 279	$ 647	$ 926
Engraving Group	683	50	733
Corporate	26	-	26
Total expense	$ 988	$ 697	$ 1,685

17.  EMPLOYEE BENEFIT PLANS

Retirement Plans

The Company has defined benefit pension plans covering certain current and former employees both inside and outside of the U.S.   The Company’s pension plan for U.S. salaried employees was frozen as of December 31, 2007, and participants in the plan ceased accruing future benefits.  The Company’s pension plan for U.S. hourly employees was frozen for substantially all participants as of July 31, 2013, and replaced with a defined contribution benefit plan.  Based on changes to the plan, the Company recorded a reduction in U.S. non-cash pension plan expense of $2.6 million as compared to 2013, which was partially offset by increased expenses associated with the implementation of the defined contribution benefit program.

Net periodic benefit cost for U.S. and non-U.S. plans included the following components (in thousands):

Components of Net Periodic Benefit Cost	Pension Benefits
	U.S. Plans			Foreign Plans
	Year Ended June 30,			Year Ended June 30,
	2014	2013	2012	2014	2013	2012
Service Cost	$233	$702	$447	$46	$40	$34
Interest Cost	11,241	10,941	11,975	1,723	1,667	1,758
Expected return on plan assets	(13,513)	(14,790)	(15,333)	(1,532)	(1,339)	(1,527)
Recognized net actuarial loss	3,941	7,577	4,814	819	901	527
Amortization of prior service cost (benefit)	57	98	111	(60)	(57)	(59)
Amortization of transition Obligation (asset)	-	2	2	-	-	-
Curtailment	-	52	-	-	-	-
Net periodic benefit cost (benefit)	$1,959	$4,582	$2,016	$996	$1,212	$733

The following table sets forth the funded status and amounts recognized as of June 30, 2014 and 2013 for our U.S. and foreign defined benefit pension plans (in thousands):

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$227,874	$45,212	$37,897	$37,527
Service cost	233	702	46	40
Interest cost	11,241	10,941	1,723	1,667
Actuarial loss (gain)	16,317	(12,366)	2,161	705
Benefits paid	(15,239)	(14,776)	(1,662)	(1,361)
Curtailment	-	(1,839)	-	-
Foreign currency exchange rate	-	-	4,113	(681)
Projected benefit obligation at end of year	$240,426	$227,874	$44,278	$37,897

Change in plan assets
Fair value of plan assets at beginning of year	$200,174	$198,718	$30,889	$29,138
Actual return on plan assets	30,956	12,825	3,034	2,805
Employer contribution	152	3,407	1,375	1,171
Benefits paid	(15,239)	(14,776)	(1,662)	(1,361)
Foreign currency exchange rate	-	-	3,851	(864)
Fair value of plan assets at end of year	$216,043	$200,174	$37,487	$30,889

Funded Status	$(24,383)	$(27,700)	$(6,791)	$(7,008)

Amounts recognized in the consolidated balance sheets
consist of:
Prepaid Benefit Cost	$-	$-	$1,167	$99
Current liabilities	(199)	(149)	(327)	(1,120)
Non-current liabilities	(24,184)	(27,551)	(7,631)	(5,987)
Net amount recognized	$(24,383)	$(27,700)	$(6,791)	$(7,008)

Unrecognized net actuarial loss	92,036	97,103	10,506	9,651
Unrecognized prior service cost	312	370	(220)	(267)
Accumulated other comprehensive income, pre-tax	$92,348	$97,473	$10,286	$9,384

The accumulated benefit obligation for all defined benefit pension plans was $283.7 million and $264.9 million at June 30, 2014 and 2013, respectively.

The estimated actuarial net loss and prior service benefit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $4.8 million and less than $0.1 million, respectively.

Plan Assets and Assumptions

The fair values of the Company’s pension plan assets at June 30, 2014 and 2013 by asset category, as classified in the three levels of inputs described in Note 1 under the caption Fair Value of Financial Instruments, are as follows (in thousands):

	June 30, 2014
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$3,078	$287	$2,791	$-
Common and preferred stocks	107,498	16,754	90,744	-
U.S. Government securities	13,334	-	13,334	-
Corporate bonds and other fixed income securities	118,131	7,297	110,834	-
Other	11,488	-	11,488	-
	$253,529	$24,338	$229,191	$-

	June 30, 2013
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$726	$439	$287	$-
Common and preferred stocks	107,130	18,824	88,306	-
U.S. Government securities	13,018	-	13,018	-
Corporate bonds and other fixed income securities	101,990	775	101,215	-
Other	8,196	-	8,196	-
	$231,060	$20,038	$211,022	$-

Asset allocation at June 30, 2014 and 2013 and target asset allocations for 2014 are as follows:

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
	2014	2013	2014	2013
Asset Category
Equity securities	32%	38%	26%	35%
Debt securities	28%	25%	73%	64%
Global balanced securities	28%	27%	-	-
Other	12%	10%	1%	1%
Total	100%	100%	100%	100%

	2014
Asset Category – Target	U.S.	U.K.
Equity securities	32%	25%
Debt and market neutral securities	33%	75%
Global balanced securities	25%	0%
Other	10%	0%
Total	100%	100%

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

Year Ended June 30	2014	2013	2012
Plan assumptions - obligation
Discount rate	2.90 - 4.50%	3.50 - 5.10%	4.00 - 4.60%
Rate of compensation increase	3.80%	3.50 - 3.90%	3.40 - 3.50%

Plan assumptions - cost
Discount rate	3.50 - 5.10%	4.00 - 4.60%	5.50 - 6.00%
Expected return on assets	4.60 - 7.25%	4.80 - 7.80%	5.40 - 8.10%
Rate of compensation increase	3.90%	3.40 - 3.50%	3.50 - 4.00%

Included in the above are the following assumptions relating to the obligations for defined benefit pension plans in the United States at June 30, 2014; a discount rate of 4.5% and expected return on assets of 7.25%.  The U.S. defined benefit pension plans represent the majority of our pension obligations.  The expected return on plan assets assumption is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds.  The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.

Expected benefit payments for the next five years are as follows: 2015, $16.6 million; 2016, $16.6 million; 2017, $16.8 million; 2018, $16.9 million; 2019, $17.1 million and thereafter, $87.0 million.  The Company expects to make $1.7 million of contributions to its pension plans in 2015.

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

The following table outlines the Company’s participation in multiemployer pension plans for the periods ended June 30, 2014, 2013, and 2012, and sets forth the yearly contributions into each plan.  The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number.  The most recent Pension Protection Act zone status available in 2014 and 2013 relates to the plans’ two most recent fiscal year-ends.  The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary.  Among other factors, plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded, and plans certified in the green zone are at least 80% funded.  The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (“FIP”) for yellow/orange zone plans, or a rehabilitation plan (“RP”) for red zone plans, is either pending or has been implemented.  For all plans, the Company’s contributions do not exceed 5% of the total contributions to the plan in the most recent year.

		Pension Protection Act Zone Status			Contributions
Pension Fund	EIN/Plan Number	2014	2013	FIP/RP Status	2014	2013	2012	Surcharge Imposed?	Expiration Date of Collective Bargaining Agreement
New England Teamsters and Trucking Industry Pension Fund	04-6372430-001	Red	Red	Yes/ Implemented	$541	$427	$367	No	4/15/2015
IAM National Pension Fund, National Pension Plan	51-6031295-002	Green	Green	No	659	623	584	No	5/31/2015 - 10/14/16
					$1,200	$1,050	$951

Retirement Savings Plans

The Company has two primary employee savings plans, one for salaried employees and one for hourly employees.  Substantially all of our full-time domestic employees are covered by these savings plans.  Under the provisions of the plans, employees may contribute a portion of their compensation within certain limitations.  The Company, at the discretion of the Board of Directors, may make contributions on behalf of our employees under the plans.  Company contributions were $4.0 million, $4.1 million, and $4.1 million for the years ended June 30, 2014, 2013, and 2012, respectively.  At June 30, 2014, the salaried plan holds approximately 120,000 shares of Company common stock, representing approximately 10% of the holdings of the plan.

Postretirement Benefits Other Than Pensions

The Company sponsors an unfunded postretirement medical plan covering certain full-time employees who retire and have attained the requisite age and years of service.  Retired employees are required to contribute toward the cost of coverage according to various established rules.

The accumulated benefit obligation of the post-retirement medical plan was less than $0.2 million at both June 30, 2014 and June 30, 2013.  The plan holds no assets as the Company makes contributions as benefits are due.  Contributions for each of the last two fiscal years were less than $0.1 million.  The assumed weighted average discount rate was 4.50% and 5.10% as of June 30, 2014 and 2013, respectively.  A 1% increase in the assumed health care cost trend rate does not impact either the accumulated benefit obligation or the net postretirement cost, as the employer contribution for each participant is a fixed amount.

Effective January 1, 2013, the Company terminated its life insurance benefit provided to certain current and future retirees, resulting in a curtailment and settlement of the plan’s obligations.  The Company recorded a $2.3 million benefit of the settlement and curtailment as a component of selling general and administrative expenses during the third quarter of 2013.

The following table sets forth the postretirement benefit cost reflected in the consolidated income statement sheet at year end (in thousands):

Components of Net Periodic Benefit Cost (in thousands)

	Year Ended June 30,
	2014	2013	2012
Service Cost	$-	$13	$19
Interest Cost	9	49	101
Recognized net actuarial gain	(7)	(24)	(55)
Curtailment	-	51	-
Plan Settlement	-	(2,329)	-
Amortization of transition obligation	-	112	223
Net periodic benefit cost	$2	$(2,128)	$288

18.  INDUSTRY SEGMENT INFORMATION

The Company has determined that it has five reportable segments organized around the types of product sold:

•

Food Service Equipment Group– an aggregation of seven operating segments that manufacture and sell commercial food service equipment;

•

Engraving Group – provides mold texturizing, slush molding tools, project management and design services, roll engraving, hygiene product tooling, low observation vents for stealth aircraft,  and process machinery for a number of industries;

•

Engineering Technologies Group – provides customized solutions in the fabrication and machining of engineered components for the aerospace, aviation, energy, aviation, medical, oil and gas, and general industrial markets.

•

Electronics Products Group – manufacturing and selling of electronic components for applications throughout the end-user market spectrum; and

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

Industry Segments
(in thousands)		Net Sales		Depreciation and Amortization
	2014	2013	2012	2014	2013	2012
Food Service Equipment	$377,848	$367,008	$64,759	$4,485	$4,930	$4,994
Engraving	109,271	93,380	93,611	3,342	3,226	3,293
Engineering Technologies	79,642	74,838	74,088	3,063	3,288	3,188
Electronics Products	114,881	108,085	48,206	2,807	2,986	878
Hydraulics Products	34,538	30,079	29,922	625	566	518
Corporate and Other	-	-	-	269	239	271
Total	$716,180	$673,390	$610,586	$14,591	$15,235	$13,142

Income (Loss) From Operations				Capital Expenditures
	2014	2013	2012	2014	2013	2012
Food Service Equipment	$38,203	$37,533	$38,389	$3,740	$3,149	$2,318
Engraving	22,145	15,596	17,896	4,648	5,106	2,223
Engineering Technologies	12,676	13,241	14,305	7,686	1,734	2,577
Electronics Products	19,732	16,147	8,715	1,631	3,243	963
Hydraulics Products	5,781	4,968	4,403	684	580	304
Restructuring charge	(10,077)	(2,666)	(1,685)	-	-	-
Gain on sale of real estate	-	-	4,776	-	-	-
Other operating income (expense), net	3,462	-	-	-	-	-
Corporate	(26,054)	(22,924)	(23,443)	1,531	568	13
Total	$65,868	$61,895	$63,356	$19,920	$14,380	$8,398
Interest expense	(2,249)	(2,469)	(2,280)
Other, net	4,184	(128)	519
Income from continuing operations
before income taxes	$67,803	$59,298	$61,595

	Goodwill		Identifiable Assets
	2014	2013		2014	2013
Food Service Equipment	$56,731	$45,790		$214,674	$192,895
Engraving	20,716	20,614		101,106	88,064
Engineering Technologies	12,188	10,861		75,591	68,597
Electronics Products	33,272	31,582		103,699	94,369
Hydraulics Products	3,058	3,058		16,410	15,250
Corporate & Other	-	-		66,680	51,398
Total	$125,965	$111,905		$578,160	$510,573

Net sales (1)		2014	2013	2012
United States		$505,853	$488,048	$466,248
Asia Pasific		53,551	51,664	28,739
EMEA (2)		130,602	113,367	91,819
Other Americas		26,174	20,311	23,780
Total		$716,180	$673,390	$610,586

(1)   Net sales were identified based on geographic location where our products and services were initiated.

(2)   EMEA consists primarily of Europe, Middle East and S. Africa.

Long-lived assets	2014	2013	2012
United States	$59,225	$58,890	$60,327
Asia Pasific	5,627	4,166	2,658
EMEA (2)	23,266	22,065	11,846
Other Americas	8,579	7,421	5,075
Total	$96,697	$92,542	$79,906

19.  GAIN ON SALE OF REAL ESTATE

During, 2012, the Company completed the sale of an Engraving Group facility in Sao Paolo, Brazil, which was replaced by a leased facility more suited to the Company’s operational needs.  Proceeds from the sale were $5.1 million and the sale resulted in a pre-tax gain of $4.8 million, net of related costs.

20.  INSURANCE PROCEEDS

During 2014, the Company recorded $3.5 million net gain, as a component of other operating income net, from insurance proceeds we received related to a catastrophic failure of a large vertical machining center located at our Engineering Technologies facility in Massachusetts.  Insurance proceeds of $4.5 million were partially offset by the write-off of the net book value of the machine of $1.0 million.  We have acquired a replacement machine for approximately $2.9 million and anticipate being operational in the first half of the first quarter of 2015.

During 2014, the Company recorded $3.4 million gain, as a component of other net, from proceeds for a life insurance policy triggered by the death of a former executive.  This life insurance policy relates to an inactive program for key executives.  There are six retired executives remaining in this program and current management is ineligible to participate.

21.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended June 30, 2014 and 2013 are as follows (in thousands, except for per share data):

	2014
	First	Second	Third	Fourth
Net sales	$178,140	$166,540	$174,160	$197,340
Gross profit	60,405	55,894	57,572	64,398
Net income (loss)	9,082	10,517	13,220	10,047
EARNINGS PER SHARE (1)
Basic	$0.97	$0.84	$1.05	$1.08
Diluted	$0.96	$0.83	$1.04	$1.07

	2013
	First	Second	Third	Fourth
Net sales	$176,611	$160,866	$160,090	$175,823
Gross profit	57,320	54,061	50,826	55,988
Net income (loss)	11,830	10,961	9,561	12,500
EARNINGS PER SHARE (1)
Basic	$0.09	$0.84	$0.75	$0.98
Diluted	$0.91	$0.83	$0.74	$0.97

(1)   Basic and diluted earnings per share are computed independently for each reporting period.  Accordingly, the sum of the quarterly earnings per share amounts may not agree to the year-to-date amounts.

22.  SUBSEQUENT EVENT

On August 15, 2014, the Company signed a Stock Purchase Agreement to acquire Ohio-based Enginetic Corporation, (“Enginetics”), a leading producer of aircraft engine components for all major aircraft platforms for approximately $55.2 million in cash.  Enginetics will report to our Engineering Technologies Group and the completion of the transaction is subject to customary closing conditions and is anticipated to close in September 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Standex International Corporation

Salem, New Hampshire

We have audited the accompanying consolidated balance sheets of Standex International Corporation and subsidiaries (the "Company") as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2014.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Standex International Corporation and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

August 28, 2014

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.  Controls and Procedures

The management of the Company including its Chief Executive Officer, and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2014, that the disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is  (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition.  As discussed in Note 2 to the consolidated financial statements contained in this Report, the Company acquired all of the outstanding stock of Ultrafryer Systems, Inc., (“Ultrafryer”) on June 20, 2014.  Ultrafryer represents less than 1% of the Company's consolidated revenue for the period ended June 30, 2014 and approximately 4.5% of the Company's consolidated assets at June 30, 2014.  Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2014 excludes any evaluation of the internal control over financial reporting of Ultrafryer.

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of our fiscal year (ended June 30, 2014) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

The management of Standex is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 240.13a-15(f) of the Exchange Act).  The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this report on Form 10-K.  In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (1992).”  These criteria are in the areas of control environment, risk assessment, control activities, information and communication and monitoring.  Management’s assessment included documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting.

Based on the Company’s processes, as described above, management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of June 30, 2014 to provide reasonable assurance of achieving its objectives.  These results were reviewed with the Audit Committee of the Board of Directors.  Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on the Company’s internal control over financial reporting, which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Standex International Corporation

Salem, New Hampshire

We have audited the internal control over financial reporting of Standex International Corporation and subsidiaries (the "Company") as of June 30, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in “Management’s Annual Report on Internal Control over Financial Reporting”, management excluded from its assessment the internal control over financial reporting at Ultrafryer Systems, Inc. (“Ultrafryer”), which was acquired on June 20, 2014, and whose financial statements constitute 6.1% and 4.5% of net and total assets, respectively, and less than 1% each of revenues and net income of the consolidated financial statements as of and for the year ended June 30, 2014.  Accordingly, our audit did not include the internal controls over financial reporting at Ultrafryer.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of  June 30, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2014 of the Company and our report dated August 28, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

August 28, 2014

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission (“SEC”) a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended June 30, 2014 (the “Proxy Statement”).  The information required by this item and not provided in Part 1 of this report under Item 1 “Executive Officers of Standex” is incorporated by reference from the Proxy Statement under the captions “Election of Directors,” “Stock Ownership in the Company,” “Other Information Concerning the Company, Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 11.  Executive Compensation

Information regarding executive compensation is incorporated by reference from the Proxy Statement under the captions and sub-captions:  “Executive Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” “2014 Summary Compensation Table,” “Other Information Concerning the Company Board of Directors and Its Committees,” and “Directors Compensation.”

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

The Equity Compensation Plan table below presents information regarding the Company’s equity based compensation plan at June 30, 2014.

	(A)	(B)	(C)
Number of Securities
Remaining Available
	Number of Securities	Weighted-Average	For Future Issuance
	To Be Issued Upon	Exercise Price Of	Under Equity
	Exercise Of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants And Rights	And Rights	reflected in Column (A))

Equity compensation plans approved by
stockholders	278,129	$ 5.64	458,513

Equity compensation plans not approved
by stockholders	-	-	-

Total	278,129	$ 5.64	458,513

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

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)

Financial Statements

Financial Statements covered by the Report of Independent Registered Public Accounting Firm

(A)

Consolidated Statements of Operations for the fiscal years ended June 30, 2014, 2013 and 2012

(B)

Consolidated Balance Sheets as of June 30, 2014 and 2013

(C)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the fiscal years ended June 30, 2014, 2013 and 2012

(D)

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2014, 2013 and 2012

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

(e)

Employment Agreement

10-Q

9/30/2013

August 2, 2012 between the Company

And Michael A. Patterson*

(f)

Amended and Restated Employment Agreement

10-K

6/30/2010

dated August 25, 2010 between the Company

and James L. Mettling*

(g)

Standex International Corporation Amended and

10-K

6/30/2012

And Restated 2008 Long Term Incentive Plan,

effective October 28, 2008.  Filed as Exhibit 10.*

(h)

Standex International Corporation Executive

10-Q

3/31/2001

Security Program, as amended and restated on

January 31, 2001 filed as Exhibit 10(a).*

(i)

Standex International Corporation Executive Life

10-K

6/30/2001

Insurance Plan effective April 27, 1994 and as

Amended and restated on April 25, 2001 filed

as Exhibit 10(k).*

(j)

Standex International Corporation Supplemental

10-K

6/30/1995

Retirement Plan adopted April 26, 1995 and

Amended on July 26, 1995 filed as Exhibit 10(n).*

(k)

Standex International Corporation Key Employee

10-K

6/30/2003

Share Option Plan dated June 27, 2002 filed

as Exhibit 10(p).*

(l)

Form of Indemnification Agreement for directors

8-K

5/5/2008

and executive officers of the Company filed as

Item 1.01, Exhibit 10.*

(m)

Executive Officer long-term performance share

8-K

8/28/2008

Unit awards filed as Item 5.02.*

(n)

Standex Deferred Compensation Plan for highly

8-K

1/31/2008

compensated employees filed as Item 5.02.*

(o)

Restricted stock Unit Award granted to Roger L.

8-K

1/27/2006

Fix dated January 25, 2006 filed as Item 1.01.*

(p)

Credit Agreement dated January 5, 2012

8-K

1/05/2012

between the Company and RBS Citizens, N.A.,

Bank of America, N.A., Sovereign Bank,

T. D. Bank, N.A. and the lenders named in the

Credit Agreement as Lenders filed as Exhibit 10.

(q)

Amendment to Directors’ Compensation Program

8-K

11/2/2006

for members of the Board of Directors of the

Company filed as Item 1.01.*

(r)

Purchase and Sale Agreement dated February 22,

10-Q

3/31/2012

2012 among the Company, Standex Air Distribution,

Products, Inc., Snappy Air Distribution Products, Inc.

as Sellers and BW HVAC Operations, LLC and

BW HVAC Real Estate Holdings, LLC as Buyers

(s)

Stock Purchase Agreement

X

dated June 20, 2014 among the Company, as

Buyer, and the shareholders of Ultrafryer Systems, Inc.,

as Sellers

(t)

Code of Ethics for chief Executive Officer and

10-K

6/30/2005

Senior Financial Officers is incorporated by

reference as Exhibit 14.

21.

Subsidiaries of Standex International Corporation

X

23.

Consent of Independent Registered Public

X

Accounting Firm

24.

Powers of Attorney of Charles H. Cannon, Thomas E.

X

Chorman, William R. Fenoglio, Gerald H. Fickenscher, Roger L. Fix,

Thomas J. Hansen, Daniel B. Hogan, and H. Nicholas Muller, III, Ph. D.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on August 28, 2014.

STANDEX INTERNATIONAL CORPORATION

(Registrant)

/s/ DAVID A. DUNBAR

David A. Dunbar

President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on August 28, 2014:

Signature

Title

/s/ DAVID A. DUNBAR

President/Chief Executive Officer

David A. Dunbar

/s/ THOMAS D. DEBYLE

Vice President/Chief Financial Officer

Thomas D. DeByle

/s/ SEAN VALASHINAS

Chief Accounting Officer

Sean Valashinas

David A. Dunbar, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on August 28, 2014 as attorney-in-fact for the following directors of the Registrant:

Charles H. Cannon	Thomas E. Chorman
William R. Fenoglio	H. Nicholas Muller, III, Ph.D.
Gerald H. Fickenscher	Daniel B. Hogan,
Roger L. Fix	Thomas J. Hansen

/s/ DAVID A. DUNBAR

David A. Dunbar

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

The Company will furnish its 2014 Proxy Statement and proxy materials to security holders subsequent to the filing of the annual report on this Form.  Copies of such material shall be furnished to the Commission when they are sent to security holders.

INDEX TO EXHIBITS

PAGE

10(s)

Stock Purchase Agreement

  dated June 20, 2014 among the Company, as buyer, and

the shareholders of Ultrafryer Systems, Inc., as Seller

21.

Subsidiaries of Standex

23.

Consent

of Independent Registered Public Accounting Firm

24.

Powers of Attorney of Charles H. Cannon, Thomas E. Chorman, William R. Fenoglio, Gerald Fickenscher, Roger L. Fix, Thomas J. Hansen, Daniel B. Hogan, and H. Nicholas Muller, III, Ph.D.

31.1

Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Vice President and Chief Financial Officer

32.

Section 1350 Certification

END OF FORM 10-K

SUPPLEMENTAL INFORMATION FOLLOWS

Board of Directors

Title

Roger L. Fix 4

Chairman

Charles H. Cannon, Jr.,2, 4

Chairman and CEO, JBT Corporation

Thomas E. Chorman1, 3

CEO, Solar LED Innovations, LLC

William R. Fenoglio1, 4

Former President/CEO, Augat, Inc.

Gerald H. Fickenscher1, 3

Retired Vice President, Europe, Middle East,

and Africa, Crompton Corporation

David A. Dunbar4

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

David A. Dunbar

President and Chief Executive Officer

Thomas D. DeByle

Vice President, Chief Financial Officer and Treasurer

Deborah A. Rosen

Vice President, Chief Legal Officer and Secretary

Stacey S. Constas

Corporate Governance Officer and Assistant Secretary

Sean Valashinas

Chief Accounting Officer and Assistant Treasurer

Christopher J. Seiler

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

Ultrafryer Systems Inc.

Edward T. Odmark

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

Stockholders’ Meeting

The Annual Meeting of Stockholders will be held at 11:00 a.m. on Wednesday, October 29, 2014 at the Burlington Marriott, One Burlington Mall Road, Burlington, MA 01803.