Form 10-Q
period 2014-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 2014-10-31
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer [ X ]

Accelerated filer [  ]

Non-accelerated filer [  ]   (Do not check if a smaller reporting company)      Smaller Reporting Company [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES [  ]     NO [X]

The number of shares of Registrant's Common Stock outstanding on October 27, 2014 was 12,754,028

STANDEX INTERNATIONAL CORPORATION

INDEX

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Unaudited Condensed Consolidated Balance Sheets as of

September 30, 2014 and June 30, 2014

2

Unaudited Condensed Consolidated Statements of Operations for the

Three Months Ended September 30, 2014 and 2013

3

Unaudited Condensed Consolidated Statements of Comprehensive Income for the

Three Months Ended September 30, 2014 and 2013

4

Unaudited Condensed Consolidated Statements of Cash Flows for the

Three Months Ended September 30, 2014 and 2013

5

Notes to Unaudited Condensed Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

17

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

25

Item 4.

Controls and Procedures

26

PART II.

OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

27

Item 6.

Exhibits

28

PART I. FINANCIAL INFORMATION
ITEM 1

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share data)	September 30, 2014	June 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$71,983	$74,260
Accounts receivable, net	114,458	107,674
Inventories	111,491	97,065
Prepaid expenses and other current assets	7,592	7,034
Income taxes receivable	-	922
Deferred tax asset	13,072	12,981
Total current assets	318,596	299,936
Property, plant, and equipment, net	108,991	96,697
Intangible assets, net	40,789	31,490
Goodwill	156,278	125,965
Deferred tax asset	910	878
Other non-current assets	24,983	23,194
Total non-current assets	331,951	278,224
Total assets	$650,547	$578,160

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$70,998	$85,206
Accrued expenses	47,508	51,038
Income taxes payable	7,766	4,926
Total current liabilities	126,272	141,170
Long-term debt	125,049	45,056
Accrued pension and other non-current liabilities	56,255	51,208
Total non-current liabilities	181,304	96,264
Stockholders' equity:
Common stock, par value $1.50 per share - 60,000,000 shares
authorized, 27,984,278 issued, 12,647,147 and 12,639,615
outstanding at September 30, 2014 and June 30, 2014	41,976	41,976
Additional paid-in capital	44,620	43,388
Retained earnings	597,285	584,014
Accumulated other comprehensive loss	(63,320)	(55,819)
Treasury shares (15,337,131 shares at September 30, 2014
and 15,344,663 shares at June 30, 2014)	(277,590)	(272,833)
Total stockholders' equity	342,971	340,726
Total liabilities and stockholders' equity	$650,547	$578,160

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	September 30,
(In thousands, except per share data)	2014	2013
Net sales	$202,027	$178,140
Cost of sales	135,915	117,735
Gross profit	66,112	60,405
Selling, general, and administrative expenses	43,954	39,535
Restructuring costs	862	3,806
Other operating (income) expense, net	59	-
Total operating expenses	44,875	43,341
Income from operations	21,237	17,064
Interest expense	(643)	(560)
Other non-operating income (expense)	265	454
Income from continuing operations before income taxes	20,859	16,958
Provision for income taxes	5,932	4,610
Income from continuing operations	14,927	12,348
Income (loss) from discontinued operations, net of income taxes	(375)	(3,266)
Net income (loss)	$14,552	$9,082
Basic earnings (loss) per share:
Continuing operations	$1.18	$0.98
Discontinued operations	(0.03)	(0.26)
Total	$1.15	$0.72
Diluted earnings (loss) per share:
Continuing operations	$1.16	$0.97
Discontinued operations	(0.03)	(0.26)
Total	$1.13	$0.71

Cash dividends per share	$0.10	$0.08

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	September 30,
(In thousands)	2014	2013
Net income (loss)	$14,552	$9,082
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	594	(956)
Amortization of unrecognized costs	1,185	1,423
Derivative instruments:
Change in unrealized gains and (losses)	(2)	(90)
Amortization of unrealized gains and (losses) into interest expense	258	267
Foreign currency translation gains (losses)	(8,809)	4,529
Other comprehensive income (loss) before tax	(6,774)	5,173

Income tax provision (benefit):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	(208)	567
Amortization of unrecognized costs	(421)	(509)
Derivative instruments:
Change in unrealized gains and (losses)	1	34
Amortization of unrealized gains and (losses) into interest expense	(99)	(101)
Income tax (provision) benefit to other comprehensive income (loss)	(727)	(9)

Other comprehensive income (loss), net of tax	(7,501)	5,164
Comprehensive income (loss)	$7,051	$14,246

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	September 30,
(In thousands)	2014	2013
Cash flows from operating activities
Net income	$14,552	$9,082
(Income) loss from discontinued operations	375	3,266
Income from continuing operations	14,927	12,348
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,011	3,689
Stock-based compensation	1,045	849
Non-cash portion of restructuring charge	(249)	3,294
Contributions to defined benefit plans	(323)	(358)
Net changes in operating assets and liabilities	(30,370)	(18,528)
Net cash provided by (used in) operating activities - continuing operations	(10,959)	1,294
Net cash provided by (used in) operating activities - discontinued operations	117	(351)
Net cash provided by (used in) operating activities	(10,842)	943
Cash flows from investing activities
Expenditures for property, plant, and equipment	(7,199)	(3,730)
Expenditures for acquisitions, net of cash acquired	(57,149)	-
Other investing activity	1,546	10
Net cash (used in) investing activities - continuing operations	(62,802)	(3,720)
Net cash (used in) investing activities - discontinued operations	-	(520)
Net cash (used in) investing activities	(62,802)	(4,240)
Cash flows from financing activities
Borrowings on revolving credit facility	88,600	17,700
Payments of revolving credit facility	(8,600)	(17,700)
Activity under share-based payment plans	551	72
Excess tax benefit from share-based payment activity	1,308	1,470
Purchases of treasury stock	(6,427)	(3,045)
Cash dividends paid	(1,264)	(1,004)
Net cash provided by (used in) financing activities	74,168	(2,507)
Effect of exchange rate changes on cash and cash equivalents	(2,801)	795
Net change in cash and cash equivalents	(2,277)	(5,009)
Cash and cash equivalents at beginning of year	74,260	51,064
Cash and cash equivalents at end of period	$71,983	$46,055

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$473	$429
Income taxes, net of refunds	$1,049	$3,280

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three months ended September 30, 2014 and 2013, the cash flows for the three months ended September 30, 2014 and 2013 and the financial position of Standex International Corporation (“Standex” or the “Company), at September 30, 2014.  The interim results are not necessarily indicative of results for a full year.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2014.  The condensed consolidated balance sheet at June 30, 2014 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2014.  There have been no changes to our Summary of Accounting Policies subsequent to June 30, 2014.  Unless otherwise noted, references to years are to the Company’s fiscal years.

2)

Acquisition

On September 4, 2014, the Company acquired Enginetics Corporation (“Enginetics”), a leading producer of aircraft engine components for all major aircraft platforms.  This investment complements our Engineering Technologies Group and allows us to provide broader solutions to the aviation market.

The Company paid $55.0 million in cash for 100% of the outstanding stock of MPE Aeroengines Inc, of which Enginetics is a wholly owned subsidiary and has preliminarily recorded intangible assets of $10.6 million, consisting of $9.1 million of customer relationships which are expected to be amortized over a period of fifteen years and $1.5 million of trademarks which are indefinite-lived.  Acquired goodwill of $32.8 million is not deductible for income tax purposes due to the nature of the transaction.  The Company anticipates finalizing the purchase price allocation, primarily as it relates to acquired intangible assets, during the quarter ending December 31, 2014.

The components of the fair value of the Enginetics acquisition, including the preliminary allocation of the purchase price at September 30, 2014, are as follows (in thousands):

Enginetics	Preliminary Allocation
Fair value of business combination:
Cash payments	$55,021
Less: cash acquired	(113)
Total	$54,908

Identifiable assets acquired and liabilities assumed:
Current Assets	$12,350
Property, plant, and equipment	8,881
Identifiable intangible assets	10,600
Goodwill	32,797
Other non-current assets	158

Liabilities Assumed	(2,826)
Deferred taxes	(7,052)
Total	$54,908

On June 20, 2014, the Company acquired all of the outstanding stock of Ultrafryer Systems, Inc. (“Ultrafryer”), a producer of commercial deep fryers for restaurant and commercial installations.  This investment complements our Food Service Equipment Group’s product line and allows us to provide broader solutions to restaurant chains and commercial food service installations.

The Company paid $23.0 million in cash for 100% of the stock of Ultrafryer and has recorded intangible assets of $7.6 million, consisting of $2.4 million of trademarks which are indefinite-lived, $4.9 million of customer relationships, and $0.3 million of other intangible assets which are expected to be amortized over a period of fifteen and three to five years, respectively.  Acquired goodwill of $11.0 million is not deductible for income tax purposes due to the nature of the transaction.

The components of the fair value of the Ultrafryer acquisition, including the preliminary allocation of the purchase price and subsequent measurement periods adjustments, related to the purchase of land and building, at September 30, 2014, are as follows (in thousands):

Ultrafryer	Preliminary Allocation	Adjustments	Final
Fair value of business combination:
Cash payments	$20,745	$2,241	$22,986
Less: cash acquired	(20)	-	(20)
Total	$20,725	$2,241	$22,966
Identifiable assets acquired and liabilities assumed
Current Assets	$5,871	$50	$5,921
Property, plant, and equipment	1,259	2,100	3,359
Identifiable intangible assets	7,612	-	7,612
Goodwill	10,930	91	11,021
Liabilities assumed	(1,733)	-	(1,733)
Deferred taxes	(3,214)	-	(3,214)
Total	$20,725	$2,241	$22,966

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

During 2014, the Company received notice that its obligations under a guarantee provided to the buyer of the previously announced divested Air Distribution Products Group (“ADP”), were triggered as a result of the buyer’s withdrawal from both of the multi-employer pension plans in which ADP previously participated.  As a result, during fiscal 2014 the Company recorded charges of $1.6 million, in excess of the value of the guarantee previously recorded in order to fully settle these obligations, of which $1.2 million was recorded in the first quarter of fiscal 2014, and $0.4 million was incurred in the fourth quarter of 2014.

Discontinued operations for the three months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended
	September 30,
	2014	2013
Net sales	$-	$5,463
Pre-tax earnings	(521)	(4,636)
(Provision) benefit for taxes	146	1,370
Net earnings (loss) from discontinued operations	$(375)	$(3,266)

Assets and liabilities related to discontinued operations appear in the condensed consolidated balance sheets are as follows (in thousands):

	September 30, 2014	June 30, 2014
Current assets	$-	$199
Other non-current assets	3,014	3,014
Accrued expenses	1,860	2,340
Accrued pension and other non-current liabilities	1,571	1,791

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

During the three months ended September 30, 2014, there were no transfers of assets or liabilities between level 1 and level 2 of the fair value measurement hierarchy.  The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

Items presented at fair value at September 30, 2014 and June 30, 2014 consisted of the following (in thousands):

	September 30, 2014
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$3,187	$3,187	$-	$-
Foreign exchange contracts	104	-	104	-

Liabilities
Interest rate swaps	$804	$-	$804	$-
Foreign exchange contracts	448	-	448	-

	June 30, 2014
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$3,114	$3,114	$-	$-
Foreign exchange contracts	356	-	356	-

Liabilities
Interest rate swaps	$1,061	$-	$1,061	$-
Foreign exchange contracts	1,552	-	1,552	-

5)

Inventories

Inventories are comprised of the following (in thousands):

	September 30, 2014	June 30, 2014
Raw materials	$50,119	$44,273
Work in process	30,124	24,551
Finished goods	31,248	28,241
Total	$111,491	$97,065

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations were $6.4 million and $5.5 million for the three months ended September 30, 2014 and 2013, respectively.

6)

Goodwill

Changes to goodwill during the three months ended September 30, 2014 were as follows (in thousands):

	June 30, 2014	Acquisitions	Translation Adjustment	September 30, 2014
Food Service Equipment Group	$56,731	$91	$(5)	$56,817
Engraving Group	20,716	-	(194)	20,522
Engineering Technologies Group	12,188	32,797	(625)	44,360
Electronics Products Group	33,272	-	(1,751)	31,521
Hydraulics Products Group	3,058	-	-	3,058
Total	$125,965	$32,888	$(2,575)	$156,278

7)

Intangible Assets

Intangible assets consist of the following (in thousands):

	Customer Relationships	Trademarks	Other	Total
September 30, 2014
Cost	$44,422	$15,810	$4,044	$64,276
Accumulated amortization	(21,341)	-	(2,146)	(23,487)
Balance, September 30, 2014	$23,081	$15,810	$1,898	$40,789

June 30, 2014
Cost	$36,145	$14,508	$4,061	$54,714
Accumulated amortization	(21,137)	-	(2,087)	(23,224)
Balance, June 30, 2014	$15,008	$14,508	$1,974	$31,490

Amortization expense for the three months ended September 30, 2014 and 2013 were both $0.7 million.  At September 30, 2014, amortization expense is estimated to be $2.1 million for the remainder of 2015, $3.1 million in 2016, $2.9 million in 2017, $2.7 million in 2018, $2.5 million in 2019, and $10.3 million thereafter.

8)

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

The changes in warranty reserve, which are recorded as a component of accrued liabilities, for the three months ended September 30, 2014 and year ended June 30, 2014 were as follows (in thousands):

	September 30, 2014	June 30, 2014
Balance at beginning of year	$6,941	$6,782
Acquisitions	-	274
Warranty expense	1,525	3,937
Warranty claims	(1,360)	(4,052)
Balance at end of period	$7,106	$6,941

9)

Debt

As of September 30, 2014, the Company’s debt is due as follows (in thousands):

Fiscal Year
2015	$ 14
2016	14
2017	125,014
2018	7
2019	-
Thereafter	-
$ 125,049

Bank Credit Agreements

The Company has in place a five-year $225 million unsecured Revolving Credit Facility (“Credit Agreement”, “the Facility”), which expires in January 2017 and includes a letter of credit sub-facility with a limit of $30 million and a $100 million accordion feature.  As of September 30, 2014 the Company has used $9.7 million against the letter of credit sub-facility and had the ability to borrow $90.3 million under the Facility.

At September 30, 2014, the carrying value of the current borrowings under the facility approximates fair value.

10)

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

The Company’s effective swap agreements convert the base borrowing rate on $40 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 2.50% at September 30, 2014.  The fair value of the swaps recognized in accrued expenses and in other comprehensive income is as follows (in thousands, except percentages):

				Fair Value
Effective Date	Notional Amount	Fixed Rate	Maturity	September 30, 2014	June 30, 2014
June 1, 2010	$5,000	2.495%	May 24, 2015	$(79)	$(108)
June 1, 2010	5,000	2.495%	May 24, 2015	(79)	(108)
June 8, 2010	10,000	2.395%	May 26, 2015	(150)	(206)
June 9, 2010	5,000	2.340%	May 26, 2015	(73)	(100)
June 18, 2010	5,000	2.380%	May 24, 2015	(75)	(103)
September 21, 2011	5,000	1.280%	September 21, 2013	-	-
September 21, 2011	5,000	1.595%	September 22, 2014	-	(18)
March 15, 2012	10,000	2.745%	March 15, 2016	(348)	(418)
				$(804)	$(1,061)

The Company reported no losses for the three months ended September 30, 2014, as a result of hedge ineffectiveness.  Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign sales, foreign purchases of materials, and loan payments to and from subsidiaries.  The Company enters into such contracts for hedging purposes only.  For hedges of intercompany loan payments, the Company has not elected hedge accounting due to the general short-term nature and predictability of the transactions, and records derivative gains and losses directly to the statement of operations.  At September 30, 2014 and June 30, 2014, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized (losses) of ($0.3) million and ($1.2) million, respectively, which approximate the unrealized gains and losses on the related loans.  The notional amounts of the Company’s forward contracts, by currency, are as follows:

	Notional Amount
	(in native currency)
Currency	September 30, 2014	June 30, 2014
Euro	21,011,032	24,289,064
British Pound Sterling	2,190,362	3,600,000
Canadian Dollar	-	3,975,192

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

Asset Derivatives
	September 30, 2014		June 30, 2014
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Foreign exchange contracts	Other Assets	$104	Other Assets	$356

	Liability Derivatives
	September 30, 2014		June 30, 2014
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	$804	Accrued Liabilities	$1,061
Foreign exchange contracts	Accrued Liabilities	448	Accrued Liabilities	1,552
		$1,252		$2,613

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended
	September 30,
	2014	2013
Interest rate swaps	$(2)	$(90)

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to Net Income for the periods ended (in thousands):

Details about Accumulated			Affected line item
Other Comprehensive	Three Months Ended		in the Statements
Income (Loss) Components	September 30,		of Operations
	2014	2013
Interest rate swaps	$258	$267	Interest expense

11)

Retirement Benefits

The Company has defined benefit pension plans covering certain current and former employees both inside and outside of the U.S.  The Company’s pension plan for U.S. employees is frozen for substantially all participants and has been replaced with a defined contribution benefit plan.

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three months ended September 30, 2014 and 2013 consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Service cost	$53	$85	$12	$11
Interest cost	2,619	2,810	432	414
Expected return on plan assets	(3,489)	(3,378)	(392)	(370)
Recognized net actuarial loss	986	1,172	200	196
Amortization of prior service cost	14	15	(15)	-
Net periodic benefit cost	$183	$704	$237	$251

The Company expects to pay $1.7 million in prescribed contributions to its U.K. defined benefit plan and other unfunded defined benefit plans in both the U.S. and Europe during fiscal year 2015.  Contributions of $0.3 million and $0.4 million were made during the three months ended September 30, 2014 and 2013, respectively.

12)

Income Taxes

The Company's effective tax rate from continuing operations for the first quarter of 2015 was 28.4% compared with 27.2% for the prior year quarter.  The higher effective tax rate in 2015 is primarily due to a greater proportion of U.S. based income, which is taxed at a higher rate.

13)

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2014	2013
Basic - Average shares outstanding	12,652	12,573
Effect of dilutive securities:
Unvested stock awards	181	196
Diluted - Average shares outstanding	12,833	12,769

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share.  No options to purchase common stock were excluded as anti-dilutive from the calculation of diluted earnings per share for the three months ended September 30, 2014 and 2013, respectively.

Performance stock units of 31,199 and 35,514 for the three months ended September 30, 2014 and 2013, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

14)

Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive loss are as follows (in thousands):

	September 30, 2014	June 30, 2014
Foreign currency translation adjustment	$991	$9,800
Unrealized pension losses, net of tax	(63,818)	(64,968)
Unrealized losses on derivative instruments, net of tax	(493)	(651)
Total	$(63,320)	$(55,819)

15)

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

16)

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

Net sales and income (loss) from continuing operations by segment for the three months ended September 30, 2014 and 2013 were as follows (in thousands):

Three Months Ended September 30,
Net Sales			Income from Operations
2014		2013	2014	2013
Segment:
Food Service Equipment Group	$113,833	$99,911	$11,673	$11,969
Engraving Group	28,088	25,027	6,943	4,773
Engineering Technologies Group	20,119	17,265	2,220	2,082
Electronics Products Group	29,470	28,144	5,546	5,138
Hydraulics Products Group	10,517	7,793	1,722	1,174
Restructuring costs			(862)	(3,806)
Other operating income (expense), net			(59)	-
Corporate			(5,946)	(4,266)
Sub-total	$202,027	$178,140	$21,237	$17,064
Interest expense			(643)	(560)
Other non-operating income			265	454
Income from continuing operations before income taxes			$20,859	$16,958

Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Income (loss) from operations by segment excludes interest expense and other non-operating income (expense).

The Company’s identifiable assets at September 30, 2014 and June 30, 2014 are as follows (in thousands):

	September 30, 2014	June 30, 2014
Food Service Equipment Group	$226,403	$214,674
Engraving Group	102,106	101,106
Engineering Technologies Group	141,578	75,591
Electronics Products Group	98,571	103,699
Hydraulics Products Group	17,882	16,410
Corporate & Other	64,007	66,680
Total	$650,547	$578,160

17)

Restructuring

The Company has undertaken cost reduction and facility consolidation initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

	Three Months Ended
	September 30, 2014
Fiscal 2015	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$34	$3	$37
Prior year initiatives	125	700	825
	$159	$703	$862

	Three Months Ended
	September 30, 2013
Fiscal 2014	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$351	$3,383	$3,734
Prior year initiatives	72	-	72
	$423	$3,383	$3,806

2015 Restructuring Initiatives

The Company has continued to focus on our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions in the Engraving Group during the first quarter primarily in Europe.  Restructuring expenses related to all 2015 initiatives are expected to be $3.8 million, of which less than $0.1 million was incurred during the first quarter.

Activity in the reserves related to fiscal year 2015 restructuring initiatives is as follows (in thousands):

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2014	$-	$-	$-
Additions and adjustments	34	3	37
Payments	(22)	(3)	(25)
Restructuring liabilities at September 30, 2014	$12	$-	$12

Prior Year Initiatives

The Company previously announced a consolidation of our Food Service Equipment Group Cheyenne, Wyoming plant into its Mexico facility.  During the first quarter of fiscal year 2014 we recorded a non-cash expense of $3.3 million related to the impairment of long-lived assets in Cheyenne.  During fiscal year 2015, restructuring expenses related to this initiative are expected to be $1.3 million, of which $0.8 million was incurred during the first quarter of 2015 and the cumulative expense related to this initiative is $10.8 million.

Activity in the reserve related to the prior year restructuring initiatives is as follows (in thousands):

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2014	$555	$-	$555
Additions and adjustments	125	700	825
Payments	(441)	(645)	(1,086)
Restructuring liabilities at September 30, 2014	$239	$55	$294

The Company’s total restructuring expenses by segment are as follows (in thousands):

Three Months Ended
September 30, 2014

	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment Group	$114	$561	$675
Engraving Technologies Group	34	3	37
Electronics Products Group	11	139	150
	$159	$703	$862

	Three Months Ended
	September 30, 2013
	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment Group	$18	$3,328	$3,346
Engraving Technologies Group	245	7	252
Electronics Products Group	160	48	208
	$423	$3,383	$3,806

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

Overview

We are a leading manufacturer of a variety of products and services for diverse commercial and industrial markets.  We have five reportable segments: Food Service Equipment Group, Engraving Group, Engineering Technologies Group, Electronics Products Group, and the Hydraulics Products Group.

Our business objective has several primary components.

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

•

We create “Customer Intimacy” by partnering with our customers in order to develop and deliver customer solutions or engineered products that provide higher levels of value-added technology-driven solutions to our customers.  This relationship generally provides us with the ability to sustain sales and profit growth over time and provide operating margins that enhance shareholder returns.  Further, we have made a priority in developing new sales channels and leveraging strategic customer relationships.

•

We focus on operational excellence through continuous improvement in the cost structure of our businesses and recognize that our businesses are competing in a global economy that requires that we constantly strive to improve our competitive position.  We have deployed a number of management competencies including lean enterprise, the use of low cost manufacturing facilities in countries such as Mexico, and China, the consolidation of manufacturing facilities to achieve economies of scale and leveraging of fixed infrastructure costs, alternate sourcing to achieve procurement cost reductions, and capital improvements to increase shop floor productivity, which drives improvements in the cost structure of our business units.

•

Our capital allocation strategy is to use cash flow generated from operations to fund the strategic growth programs described above, including acquisitions, dividends, and capital investments for organic growth and cost reductions.  We recognize that cash flow is fundamental to our ability to invest in organic and acquisitive growth for our business units and return cash to our shareholders in the form of dividends to reflect the measure of quality from the earnings that we generate over time.

As part of this ongoing strategy, during the first quarter of fiscal year 2015, we acquired Enginetics Corporation, (“Enginetics”), a leading producer of aircraft engine components for all major aircraft platforms.  This investment complements our Engineering Technologies Group and allows us to provide broader solutions to the aviation market.  During June of 2014, we also acquired Ultrafryer Systems, Inc., (“Ultrafryer”), a manufacturer of high quality commercial deep fryers.  This investment expanded our Food Service Equipment Group’s cooking product line capabilities in restaurant chains and commercial food service institutions.

We continue to focus on our efforts to reduce cost and improve productivity across our businesses, particularly in the Food Service Equipment Group with the previously announced consolidation of operations in the Cooking Solutions Cheyenne, Wyoming plant into its Mexico facility.  We continue to evaluate our products and production processes and expect to execute similar cost reductions and restructuring programs on an ongoing basis.

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

We monitor a number of key performance indicators (“KPIs”) including net sales, income from operations, backlog, effective income tax rate, and gross profit margin.  A discussion of these KPIs is included within the narrative below.  We may also supplement these KPIs by identifying the impact of foreign exchange rates, acquisitions, and other significant items when they have a material impact on the discussed KPI.  We believe that the disclosure of these items provides enhanced information to investors by indicating their impact on the overall trend in order to provide a clearer comparative view of the KPI where applicable.  For discussion of the impact of foreign exchange rates on KPIs, the Company calculates the impact as the difference between the current period KPI calculated at the current period exchange rate as compared to the KPI calculated at the historical exchange rate for the prior period.  For discussion of the impact of acquisitions, we isolate the effect to the KPI amount that would have existed regardless of our acquisition.  Sales resulting from synergies between the acquisition and existing operations of the Company are considered organic growth for the purposes of our discussion.

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations

	Three Months Ended
	September 30,
(Dollar amounts in thousands)	2014	2013
Net sales	$202,027	$178,140
Gross profit margin	32.7%	33.9%
Income from operations	21,237	17,064
Backlog (realizable within 1 year)	168,636	120,790

Three Months Ended
(In thousands)	September 30, 2014
Net sales, prior period	$ 178,140
Components of change in sales:
Effect of exchange rates	281
Effect of acquisitions	6,214
Organic sales change	17,392
Net sales, current period	$ 202,027

Net sales for the first quarter of 2015 increased $23.9 million, or 13.4%, when compared to the prior year quarter.  This change was due to organic sales increases at all segments and sales generated by the acquisitions of Ultrafryer and Enginetics.

Gross Profit Margin

Our gross margin for the first quarter of 2015 was 32.7% compared to the prior year quarter of 33.9%.  Purchase accounting expenses related to inventory step up and backlog contributed to $0.8 million or 0.4% of the gross margin decrease during the first quarter of 2015.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses for the first quarter of 2015 were $44.0 million, or 21.8% of sales, compared to $39.5 million, or 22.2% of sales, during the prior year quarter.  The expense increase was partially driven by increased spending in distribution and selling expenses due to a 13% increase in sales volume, along with $1.3 million of incremental expenses associated with the recent acquisitions.

Income from Operations

Income from operations for the first quarter of 2015 was $21.2 million compared to $17.1 million during the prior year quarter.  The change is due to increased sales volume in the current year and first quarter of fiscal year 2014 impact of a $3.3 million non-cash impairment charge associated with the closure of a Food Service facility located in Cheyenne, Wyoming.

Interest Expense

Interest expense for the first quarter of 2015 remained nearly flat at $0.6 million.  Increased borrowings associated with the Enginetics acquisition did not materially impact interest expense due to the timing of the transaction during the quarter.

Income Taxes

The Company's effective tax rate from continuing operations for the first quarter of 2015 was 28.4% compared with 27.2% for the prior year quarter.  The higher effective tax rate in 2015 is primarily due to a greater proportion of U.S. based income, which is taxed at a higher rate.

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

Backlog realizable within one year increased $47.8 million, or 39.6%, to $168.6 million at September 30, 2014 from $120.8 million at September 30, 2013, partially a result of a $28.9 million backlog associated with the recent acquisitions.

Segment Analysis

Food Service Equipment Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2014	2013	Change
Net sales	$ 113,833	$ 99,911	13.9%
Income from operations	11,673	11,969	-2.5%
Operating income margin	10.3%	12.0%

Net sales in the first quarter of fiscal year 2015 increased $13.9 million, or 13.9%, when compared to the prior year quarter.  The Refrigeration Solutions Group grew sales nearly 14% in the quarter as growth to the dollar store segment, the general dealer segment, and the impact of a beverage cooler rollout overcame some softness in the large chain segment and drug retail segment.  The Cooking Solutions Group sales grew 17% in the quarter, 18.4% due to the acquisition of Ultrafryer offset by a 1.2% decline in base business sales.  Strength in the North America and UK retail segments offset weakness in the general distribution segment.  The general distribution sales weakness was driven by the delayed ramp-up of the Mexico plant following the Cheyenne, Wyoming factory consolidation project.  Shipping levels out of the Mexico facility at the end of the quarter were back up to prior year levels.  Our Specialty Solutions group grew at approximately 7% from the prior year, driven by sales from both our beverage pump business and specialty merchandising segments.

Income from operations, including $0.4 million of purchase accounting expenses, for the first quarter of fiscal year 2015 decreased $0.3 million, or 2.5%, when compared to the prior year quarter.  The positive impact of the year over year volume increase was offset by $0.4 million of purchase accounting expense and a combination of adverse product and customer mix changes, particularly in the Cooking Solutions Group.  The effects of purchasing accounting were finalized during the first quarter and had a negative impact on operating income margins of Ultrafryer.  Additionally, productivity was negatively impacted by disruptions related to the integration of Cooking Solutions’ product lines from Cheyenne, Wyoming into the Nogales, Mexico facility including increased scrap, expedited shipping, and overtime costs.  These disruptions are expected to be resolved in fiscal year 2015 as the benefits of the factory consolidation are realized.  In response to these margin challenges, the Group has implemented multiple productivity improvement actions, including cost reductions through capital investments, product redesign, and material cost reductions, coupled with selective price increases.

Engraving Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2014	2013	Change
Net sales	$ 28,088	$ 25,027	12.2%
Income from operations	6,943	4,773	45.5%
Operating income margin	24.7%	19.1%

Net sales for the first quarter of 2015 increased by $3.1 million, or 12.2%, when compared to the prior year quarter.  Original equipment manufacturers, (“OEMs”) mold texturizing sales in the Group remained strong worldwide.  The Group experienced a decline in the roll, plate, and machinery business of 24.2%, where market conditions continue to be sluggish.  China showed robust mold texturizing sales growth of 29.8% year over year and our Innovent business sales increased 40.6% as a result of good volume and product mix from major OEM diaper manufacturers.  Emerging markets continue to be the focus of our growth strategy for the Engraving Group, where the expansion of Mold-Tech operations in Europe and Asia corresponds to the needs of our automotive customers.

Income from operations for the first quarter of 2015 increased by $2.1 million, or 45.5%, when compared to the prior year quarter.  Strong performance in the Mold-Tech businesses worldwide was offset, in part, by continued market sluggishness in the roll, plate and machinery business.  With the success of our recently opened design hub in Manchester, England, we plan to open a second design hub in the United States to provide OEMs’ design teams with rapid prototyping of their future automotive interior designs.

Engineering Technologies Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2014	2013	Change
Net sales	$ 20,119	$ 17,265	16.5%
Income from operations	2,220	2,082	6.6%
Operating income margin	11.0%	12.1%

Net sales for the first quarter of 2015 increased by $2.9 million, or 16.5%, when compared to the prior year quarter.  This increase includes the results of the Enginetics acquisition that closed on September 4, 2014. Excluding the impact of the acquisition, sales increased 3.2% compared to the prior year driven by sales to the space segment, primarily due to increased demand on launch vehicle development programs and the satellite launch segment, partially offset by declines in energy, defense, and oil and gas markets.

Income from operations for the first quarter of 2015 increased by $0.1 million, or 6.6%, when compared to the prior year quarter.  Income from operations improved due to higher volume and lower manufacturing costs in the U.S. that were partially offset by $0.3 million of purchase accounting expense associated with inventory step-up and backlog, increased outsourcing costs, and an unfavorable product mix due to higher levels of low-margin product development work in space and aviation.

Electronics Products Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2014	2013	Change
Net sales	$ 29,470	$ 28,144	4.7%
Income from operations	5,546	5,138	7.9%
Operating income margin	18.8%	18.3%

Net sales in the first quarter fiscal year 2015 increased by $1.3 million, or 4.7%, when compared to the prior year quarter.  Much of the increase took place within the sensor and reed switch product line primarily in North America with modest improvement in Europe and Asia.  Sales in various markets improved, particularly in transportation, appliance, contract manufacturing, and security.

Income from operations in the first quarter fiscal year 2015 increased $0.4 million, or 7.9%, when compared to the prior year quarter.  The improvement was driven by the increased sales as well as continued operational cost savings.

Hydraulics Products Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2014	2013	Change
Net sales	$ 10,517	$ 7,793	35.0%
Income from operations	1,722	1,174	46.7%
Operating income margin	16.4%	15.1%

Net sales in the first quarter of fiscal year 2015 increased $2.7 million, or 35.0%, when compared to the prior year quarter.  The increase is primarily due to organic growth of $1.4 million from market share gains in the domestic U.S. refuse market and strengthening sales in our traditional North America dump truck and trailer markets.  The market share gains in refuse are the result of new applications for both telescopic and rod cylinders.  Recent customer wins in Australia, Europe, and South America also contributed to the strong top line in the quarter.  We expect that our competitive position will continue to strengthen as shipment volume increases out of our Tianjin, China facility.

Income from operations in the first quarter of fiscal year 2015 increased $0.5 million, or 46.7%, when compared to the prior year quarter.  The increase to income from operations during the first quarter is primarily due to sales volume increases.  Additionally our increased volume from our lower cost, Tianjin, China facility continues to have a positive effect on margins.

Corporate and Other

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2014	2013	Change
Income (loss) from operations:
Corporate	$ (5,946)	$(4,266)	39.4%
Restructuring	(862)	(3,806)	-77.4%
Other operating income (expense), net	(59)	-

Corporate expenses in the first quarter of fiscal year 2015 increased by $1.7 million, or 39.4%, when compared to the prior year quarter.  Cost increases were partially due to increased outside consulting services related to growth initiatives, in addition to increased healthcare, and stock based compensation costs.

During the first quarter of fiscal year 2015 we incurred restructuring expenses of $0.9 million, which were the result of restructuring charges primarily in Food Service Equipment related to the previously announced closure of the Cheyenne, Wyoming facility.  In the first quarter of fiscal year 2014 we recorded a $3.3 million non-cash impairment charge associated with the closure of our Cheyenne, Wyoming, Food Service Equipment facility.

Discontinued Operations

In pursuing our business strategy we have divested certain businesses and recorded activities of these businesses as discontinued operations.  In June 2014, the Company divested the American Foodservice Company, (“AFS”) a manufacturer of custom design and fabrication of counter systems and cabinets, in our Food Service Equipment Group segment. AFS incurred a $3.6 million loss due to operational issues in the first quarter of fiscal year 2014.

Discontinued operations for the three months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended
	September 30,
	2014	2013
Net sales	$-	$5,463
Pre-tax earnings	(521)	(4,636)
(Provision) benefit for taxes	146	1,370
Net earnings (loss) from discontinued operations	$(375)	$(3,266)

Liquidity and Capital Resources

At September 30, 2014, our total cash balance was $72.0 million, of which $65.3 million was held by foreign subsidiaries.  The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.  Our current plans are not expected to require a repatriation of cash to fund our U.S. operations and as a result, we intend to indefinitely reinvest our foreign earnings to fund our overseas growth.  If the undistributed earnings of our foreign subsidiaries are needed for operations in the United States we would be required to accrue and pay U.S. taxes upon repatriation.

Net cash used in operating activities from continuing operations for the three months ended September 30, 2014, was $11.0 million compared to cash provided by operations of $1.3 million the prior year.  The decrease of $12.3 million in cash provided by operating activities is primarily due to changes in net working capital spending of $13.6 million.  Cash flow used in investing activities for the three months ended September 30, 2014, was $62.8 million and consisted primarily of cash used to fund the acquisition of Enginetics for $54.9 million, a subsequent $2.2 million disbursement related to the Ultrafryer acquisition to purchase the land and building, and capital expenditures of $7.2 million.  Cash inflows related to financing activities for the three months ended September 30, 2014 were $74.2 million and included net borrowings of $80.0 million, employee stock repurchases of $6.4 million, and cash paid for dividends of $1.3 million.

The Company has in place a five-year $225 million unsecured Revolving Credit Facility (“Credit Agreement”, “the facility”), which expires in January 2017 and includes a letter of credit sub-facility with a limit of $30 million and a $100 million accordion feature.  As of September 30, 2014 the Company has used $9.7 million against the letter of credit sub-facility and had the ability to borrow $90.3 million under the Facility.  The Credit Agreement contains customary representations, warranties and restrictive covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Agreement”), to interest expense for the trailing twelve months of at least 3:1.  Adjusted EBIT per the Credit Agreement specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to $2.0 million, and goodwill impairment.  At September 30, 2014, the Company’s Interest Coverage Ratio was 36.2:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the credit agreement, calculated as Adjusted EBIT per the Credit Agreement plus depreciation and amortization, may not exceed 3.5:1.  At September 30, 2014, the Company’s Leverage Ratio was 1.33:1.

As of September 30, 2014, we had borrowings under our facility of $125 million and the effective rate of interest for outstanding borrowings under the facility was 2.07%.  Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.

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

In order to manage our interest rate exposure, we are party to $40.0 million of floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average interest rate of 2.50%.

The following table sets forth our capitalization a September 30, 2014 and June 30, 2014:

	September 30,	June 30,
(In thousands)	2014	2014
Long-term debt	$125,049	$45,056
Less cash and cash equivalents	71,983	74,260
Net debt (cash)	53,066	(29,204)
Stockholders' equity	342,971	340,726
Total capitalization	$396,037	$311,522

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $209.8 million at September 30, 2014, as compared to $216.0 million at the most recent measurement date, which occurred as of June 30, 2014.  The next measurement date to determine plan assets and benefit obligations will be on June 30, 2015.  As of September 30, 2014 we do not expect to make mandatory contributions to the U.S. defined benefit plan until 2019 and for our other defined benefit plans we expect to make $1.7 million of prescribed contributions during 2015.  Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for six retired executives.  Current executives and new hires are not eligible for this program.  At September 30, 2014, the underlying policies have a cash surrender value of $18.0 million, less policy loans of $9.8 million.  As we have the legal right of offset, these amounts are reported net on our balance sheet.

In connection with the divestiture of ADP, the Company remained the lessee of ADP’s Philadelphia, PA facility and administrative offices, with the purchaser subleasing a fractional portion of the building at current market rates.  Additionally, the Company remained an obligor on an additional facility lease that was assumed in full by the buyer.  In connection with the transaction, the Company’s aggregate obligation with respect to the leases is $2.4 million, of which $1.6 million was recorded as a liability at September 30, 2014.  The buyer’s obligations under the respective sublease and assumed lease are secured by a cross-default provision in the purchaser’s promissory note for a portion of the purchase price which is secured by mortgages on the ADP real estate sold in the transaction.  During fiscal year 2014, ADP provided notice of intent to terminate their obligation under the Philadelphia sublease beginning September 2014.  We expect to sublet this building at the current market rate and do not expect to have additional changes related to this obligation.

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

Employee Relations – The Company has labor agreements with a number of union locals in the United States and a number of European employees belong to European trade unions.  There are three union contracts in the U.S. expiring during fourth quarter of fiscal year 2015.

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

Although we believe that materially different amounts would not be reported due to the accounting policies adopted, the application of certain accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  Our Annual Report on Form 10-K for the year ended June 30, 2014 lists a number of accounting policies which we believe to be the most critical.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time.  The contracts are used as hedges against anticipated foreign cash flows, such as dividends and loan payments, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At September 30, 2014, the aggregate fair value of the Company’s open foreign exchange contracts is a liability of $0.3 million.

Our primary translation risk is with the Euro, British Pound Sterling, Canadian Dollar, and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any of these foreign currencies to the U.S. Dollar at September 30, 2014, would not result in a material change in our operations, financial position, or cash flows.  We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we use interest rate swap agreements to modify our exposure to interest rate movements.  The Company’s currently effective swap agreements convert our base borrowing rate on $40.0 million of debt due under our Credit Agreement from a variable rate equal to LIBOR to a weighted average rate of 2.50% at September 30, 2014.

The Company’s effective rate on variable-rate borrowings, including the impact of interest rate swaps, under the revolving credit agreement decreased from 3.87% at June 30, 2014 to 2.07% at September 30, 2014.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently low.  As of September 30, 2014, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

Commodity Prices

The Company is exposed to fluctuating market prices for all commodities used in its manufacturing processes.  Each of our segments is subject to the effects of changing raw material costs caused by the underlying commodity price movements.  In general, we do not enter into purchase contracts that extend beyond one operating cycle.  While we consider our relationship with our suppliers to be good, there can be no assurances that we will not experience any supply shortage.

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

ITEM 4.

CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition.  As discussed in Note 2 to the consolidated financial statements contained in this Report; (I) the Company acquired all of the outstanding stock of Ultrafryer Systems, Inc., (“Ultrafryer”) on June 20, 2014.  Ultrafryer represents less than 2.4% of the Company's consolidated revenue for the period ended September 30, 2014 and approximately 4.3% of the Company's consolidated assets at September 30, 2014. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2014 excludes any evaluation of the internal control over financial reporting of Ultrafryer.  (II) the Company acquired all of the outstanding stock of MPE Aeroengines, Inc. including its wholly owned subsidiary Enginetics Corporation, (“Enginetics”) on September 4, 2014.  Enginetics represents 1.1% of the Company's consolidated revenue for the period ended September 30, 2014 and approximately 10.0% of the Company's consolidated assets at September 30, 2014.  Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2014 excludes any evaluation of the internal control over financial reporting of Enginetics.

There was no change in the Company's internal control over financial reporting during the quarterly period ended September 30, 2014 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended September 30, 2014
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 - July 31, 2014	647	$ 74.45	647	485,942

August 1 - August 31, 2014	-	-	-	485,942

September 1 - September 30, 2014	85,792	74.36	85,792	400,150

Total	86,439	$ 74.36	86,439	400,150

(1)

The Company has a Stock Buyback Program (the “Program”) which was originally announced on January 30, 1985.  Under the Program, the Company may repurchase its shares from time to time, either in the open market or through private transactions, whenever it appears prudent to do so.  The Program has no expiration date, and the Company from time to time may authorize additional increases of share increments for buyback authority so as to maintain the Program.  On August 20, 2013, the Company authorized 0.5 million shares for repurchase pursuant to its Program.  All previously announced repurchases have been completed.

ITEM 6.  EXHIBITS

(a)

Exhibits

10

Stock Purchase Agreement dated August 10, 2014 among Standex International Corporation, as buyer, and the shareholders and optionholders of MPE Aeroengines, Inc. as sellers.

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

STANDEX INTERNATIONAL CORPORATION

Date:	October 31, 2014	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	October 31, 2014	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer/Assistant Treasurer