Form 10-Q/A
period 2014-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 2014-11-03
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDENT NO. 1

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

The number of shares of Registrant's Common Stock outstanding on October 27, 2014 was 12,754,028.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Standex International Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (“Form 10-Q”), filed with the Securities and Exchange commission on October 31, 2014, is to furnish Exhibit 101 to the Form 10-Q which was removed from the filing documents due to an error in the actual submission through EDGAR.  No other changes have been made to the Form 10-Q and this Amendment No. 1 has not been updated to reflect events subsequent to the filing of the Form 10-Q.

2

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

STANDEX INTERNATIONAL CORPORATION
/s/ Thomas D. DeByle
Date:	November 3, 2014	______________________________________
Thomas D. DeByle
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)
/s/ Sean C. Valashinas
Date:	November 3, 2014	________________________________________
Sean C. Valashinas
Chief Accounting Officer/Assistant Treasurer