Form 10-Q
period 2014-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 2015-02-03
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

The number of shares of Registrant's Common Stock outstanding on January 28, 2014 was 12,772,022

STANDEX INTERNATIONAL CORPORATION

INDEX

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Unaudited Condensed Consolidated Balance Sheets as of

December 31, 2014 and June 30, 2014

2

Unaudited Condensed Consolidated Statements of Operations for the

Three and Six Months Ended December 31, 2014 and 2013

3

Unaudited Condensed Consolidated Statements of Comprehensive Income for the

Three and Six Months Ended December 31, 2014 and 2013

4

Unaudited Condensed Consolidated Statements of Cash Flows for the

Six Months Ended December 31, 2014 and 2013

5

Notes to Unaudited Condensed Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

18

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

29

Item 4.

Controls and Procedures

30

PART II.

OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

31

Item 6.

Exhibits

31

PART I. FINANCIAL INFORMATION
ITEM 1

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share data)	December 31, 2014	June 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$82,571	$74,260
Accounts receivable, net of reserve for doubtful accounts of
$2,156 and $2,282 at December 31, 2014 and June 30, 2014	101,868	107,674
Inventories	113,221	97,065
Prepaid expenses and other current assets	6,488	7,034
Income taxes receivable	3,327	922
Deferred tax asset	12,676	12,981
Total current assets	320,151	299,936
Property, plant, and equipment, net	110,462	96,697
Intangible assets, net	39,320	31,490
Goodwill	154,764	125,965
Deferred tax asset	910	878
Other non-current assets	24,943	23,194
Total non-current assets	330,399	278,224
Total assets	$650,550	$578,160

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$67,849	$85,206
Accrued expenses	48,398	51,038
Income taxes payable	7,643	4,926
Total current liabilities	123,890	141,170
Long-term debt	125,840	45,056
Accrued pension and other non-current liabilities	54,408	51,208
Total non-current liabilities	180,248	96,264
Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000 shares
authorized, 27,984,278 issued, 12,654,931 and 12,639,615
outstanding at December 31, 2014 and June 30, 2014	41,976	41,976
Additional paid-in capital	45,126	43,388
Retained earnings	606,929	584,014
Accumulated other comprehensive loss	(68,906)	(55,819)
Treasury shares: 15,329,347 shares at December 31, 2014
and 15,344,663 shares at June 30, 2014	(278,713)	(272,833)
Total stockholders' equity	346,412	340,726
Total liabilities and stockholders' equity	$650,550	$578,160

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2014	2013	2014	2013
Net sales	$189,337	$166,540	$391,364	$344,680
Cost of sales	130,537	110,646	266,452	228,381
Gross profit	58,800	55,894	124,912	116,299
Selling, general, and administrative expenses	41,854	42,074	85,808	81,609
Restructuring costs	1,094	644	1,956	4,450
Other operating (income) expense, net	-	(1,962)	59	(1,962)
Total operating expenses	42,948	40,756	87,823	84,097
Income from operations	15,852	15,138	37,089	32,202
Interest expense	(788)	(592)	(1,431)	(1,152)
Other non-operating income (expense)	188	66	453	520
Income from continuing operations before income taxes	15,252	14,612	36,111	31,570
Provision for income taxes	3,989	4,120	9,921	8,730
Income from continuing operations	11,263	10,492	26,190	22,840
Income (loss) from discontinued operations, net of income taxes	(79)	25	(454)	(3,241)
Net income (loss)	$11,184	$10,517	$25,736	$19,599
Basic earnings (loss) per share:
Continuing operations	$0.89	$0.83	$2.07	$1.81
Discontinued operations	(0.01)	-	(0.04)	(0.26)
Total	$0.88	$0.83	$2.03	$1.55
Diluted earnings (loss) per share:
Continuing operations	$0.88	$0.82	$2.04	$1.79
Discontinued operations	(0.01)	-	(0.04)	(0.25)
Total	$0.87	$0.82	$2.00	$1.54

Cash dividends per share	$0.12	$0.10	$0.22	$0.18

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2014	2013	2014	2013
Net income (loss)	$11,184	$10,517	$25,736	$19,599
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$372	$198	$966	$(758)
Amortization of unrecognized costs	1,174	1,100	2,359	2,523
Derivative instruments:
Change in unrealized gains and (losses)	(100)	(30)	(102)	(120)
Amortization of unrealized gains and (losses) into interest expense	248	255	506	522
Foreign currency translation gains (losses)	(6,724)	443	(15,533)	4,972
Other comprehensive income (loss) before tax	$(5,030)	$1,966	$(11,804)	$7,139

Income tax provision (benefit):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$(80)	$(100)	$(288)	$467
Amortization of unrecognized costs	(419)	(390)	(840)	(899)
Derivative instruments:
Change in unrealized gains and (losses)	38	11	39	45
Amortization of unrealized gains and (losses) into interest expense	(95)	(97)	(194)	(198)
Income tax provision (benefit) to other comprehensive income (loss)	$(556)	$(576)	$(1,283)	$(585)

Other comprehensive income (loss), net of tax	(5,586)	1,390	(13,087)	6,554
Comprehensive income (loss)	$5,598	$11,907	$12,649	$26,153

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	December 31,
(In thousands)	2014	2013
Cash flows from operating activities
Net income	$25,736	$19,599
(Income) loss from discontinued operations	454	3,241
Income from continuing operations	26,190	22,840
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,305	7,388
Stock-based compensation	1,669	2,319
Non-cash portion of restructuring charge	(74)	3,342
Gain from sale of real estate	-	925
Contributions to defined benefit plans	(491)	(733)
Net changes in operating assets and liabilities	(23,801)	(16,312)
Net cash provided by (used in) operating activities - continuing operations	11,798	19,769
Net cash provided by (used in) operating activities - discontinued operations	(657)	(2,367)
Net cash provided by (used in) operating activities	11,141	17,402
Cash flows from investing activities
Expenditures for property, plant, and equipment	(13,961)	(7,393)
Expenditures for acquisitions, net of cash acquired	(57,149)	-
Proceeds from sales of real estate and equipment	115	(3,482)
Other investing activity	1,128	-
Net cash (used in) investing activities - continuing operations	(69,867)	(10,875)
Net cash (used in) investing activities - discontinued operations	-	(570)
Net cash (used in) investing activities	(69,867)	(11,445)
Cash flows from financing activities
Borrowings on revolving credit facility	245,500	34,500
Payments of revolving credit facility	(164,700)	(38,500)
Activity under share-based payment plans	613	138
Excess tax benefit from share-based payment activity	1,644	1,423
Purchases of treasury stock	(8,067)	(5,106)
Cash dividends paid	(2,783)	(2,267)
Net cash provided by (used in) financing activities	72,207	(9,812)
Effect of exchange rate changes on cash and cash equivalents	(5,170)	851
Net change in cash and cash equivalents	8,311	(3,004)
Cash and cash equivalents at beginning of year	74,260	51,064
Cash and cash equivalents at end of period	$82,571	$48,060

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$1,193	$924
Income taxes, net of refunds	$7,639	$8,764

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and six months ended December 31, 2014 and 2013, the cash flows for the six months ended December 31, 2014 and 2013 and the financial position of Standex International Corporation (“Standex” or the “Company”), at December 31, 2014.  The interim results are not necessarily indicative of results for a full year.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2014.  The condensed consolidated balance sheet at June 30, 2014 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2014.  There have been no changes to our Summary of Accounting Policies subsequent to June 30, 2014.  Unless otherwise noted, references to years are to the Company’s fiscal years.

2)

Acquisition

On September 4, 2014, the Company acquired Enginetics Corporation (“Enginetics”), a leading producer of aircraft engine components for all major aircraft platforms.  This investment complements our Engineering Technologies Group and allows us to provide broader solutions to the aviation market.

The Company paid $55.0 million in cash for 100% of the outstanding stock of MPE Aeroengines Inc., of which Enginetics is a wholly owned subsidiary and has preliminarily recorded intangible assets of $10.6 million, consisting of $9.1 million of customer relationships which are expected to be amortized over a period of fifteen years and $1.5 million of trademarks which are indefinite-lived.  Acquired goodwill of $32.8 million is not deductible for income tax purposes due to the nature of the transaction.  The Company anticipates finalizing the purchase price allocation upon receipt of the sellers’ final tax return during the quarter ended March 31, 2015.

The components of the fair value of the Enginetics acquisition, including the preliminary allocation of the purchase price at December 31, 2014, are as follows (in thousands):

Enginetics	Preliminary Allocation	Adjustments		Allocation at December 31, 2014
Fair value of business combination:
Cash payments	$55,021	$		$55,021
Less: cash acquired	(113)			(113)
Total	$54,908		$-	$54,908

Identifiable assets acquired and liabilities assumed:
Current Assets	$12,350		$(36)	$12,314
Property, plant, and equipment	8,881			8,881
Identifiable intangible assets	10,600			10,600
Goodwill	32,797		15	32,812
Other non-current assets	158			158
Liabilities assumed	(2,826)		(32)	(2,858)
Deferred taxes	(7,052)		53	(6,999)
Total	$54,908		$-	$54,908

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

The components of the fair value of the Ultrafryer acquisition, including the preliminary allocation of the purchase price and subsequent measurement periods adjustments, related to the purchase of land and building, at December 31, 2014, are as follows (in thousands):

Ultrafryer	Preliminary Allocation	Adjustments	Final
Fair value of business combination:
Cash payments	$20,745	$2,241	$22,986
Less: cash acquired	(20)	-	(20)
Total	$20,725	$2,241	$22,966
Identifiable assets acquired and liabilities assumed:
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

In June 2014, the Company divested the American Foodservice Company (“AFS”), a manufacturer of custom design and fabrication of counter systems and cabinets, in our Food Service Equipment Group segment.

Discontinued operations for the three and six months ended December 31, 2014 and 2013 are as follows
(in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net sales	$-	$5,712	$-	$11,175
Pre-tax earnings	(126)	(50)	(647)	(4,686)
(Provision) benefit for taxes	47	75	193	1,445
Net earnings (loss) from discontinued operations	$(79)	$25	$(454)	$(3,241)

In connection with the divestiture of ADP in March 2012, the Company remained an obligor under a lease that was assumed in full by the buyer on a facility in Portland, OR. Pursuant to the transaction, the Company received a $3.0 million promissory note from the buyer.  The note is secured by a mortgage on the ADP real estate sold in the transaction in Detroit Lakes, MN and Medina, NY and contains a cross-default provision against the lease.  The Company remained the obligor of ADP’s Philadelphia, PA facility and administrative offices, and sublet space to the buyer after the divestiture.  The buyer terminated their obligation under the Philadelphia sublease beginning September 2014.  We are actively marketing this facility for subleases and expect to sublet this building.  Our aggregate obligation with respect to both the Portland and Philadelphia leases is $2.2 million, of which $1.0 million was recorded as a liability at December 31 2014.  We do not expect to record additional changes related to these obligations.

Assets and liabilities related to discontinued operations appear in the condensed consolidated balance sheets are as follows (in thousands):

	December 31, 2014	June 30, 2014
Current assets	$62	$199
Other non-current assets	3,014	3,014
Accrued expenses	1,424	2,340
Accrued pension and other non-current liabilities	1,374	1,791

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

During the three and six months ended December 31, 2014, there were no transfers of assets or liabilities between level 1 and level 2 of the fair value measurement hierarchy. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

Items presented at fair value at December 31, 2014 and June 30, 2014 consisted of the following
(in thousands):

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,196	$2,196	$-	$-
Foreign exchange contracts	735	-	735	-

Liabilities
Interest rate swaps	$656	$-	$656	$-
Foreign exchange contracts	832	-	832	-

	June 30, 2014
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$3,114	$3,114	$-	$-
Foreign exchange contracts	356	-	356	-

Liabilities
Interest rate swaps	$1,061	$-	$1,061	$-
Foreign exchange contracts	1,552	-	1,552	-

5)

Inventories

Inventories are comprised of the following (in thousands):

	December 31, 2014	June 30, 2014
Raw materials	$52,084	$44,273
Work in process	29,087	24,551
Finished goods	32,050	28,241
Total	$113,221	$97,065

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations were $6.1 million and $12.5 million for the three and six months ended December 31, 2014, respectively and $5.1 million and $10.6 million for the three and six months ended December 31, 2013, respectively.

6)

Goodwill

Changes to goodwill during the six months ended December 31, 2014 were as follows (in thousands):

	June 30, 2014	Acquisitions	Translation Adjustment	December 31, 2014
Food Service Equipment Group	$56,731	$91	$(9)	$56,813
Engraving Group	20,716	-	(285)	20,431
Engineering Technologies Group	12,188	32,812	(1,080)	43,920
Electronics Products Group	33,272	-	(2,730)	30,542
Hydraulics Products Group	3,058	-	-	3,058
Total	$125,965	$32,903	$(4,104)	$154,764

7)

Intangible Assets

Intangible assets consist of the following (in thousands):

	Customer Relationships	Trademarks	Other	Total
December 31, 2014
Cost	$43,957	$15,720	$4,041	$63,718
Accumulated amortization	(21,676)	-	(2,722)	(24,398)
Balance, December 31, 2014	$22,281	$15,720	$1,319	$39,320

June 30, 2014
Cost	$36,145	$14,508	$4,061	$54,714
Accumulated amortization	(21,137)	-	(2,087)	(23,224)
Balance, June 30, 2014	$15,008	$14,508	$1,974	$31,490

Amortization expense for the three and six months ended December 31 2014 was $0.7 million and $1.4 million, respectively. Amortization expense for the three and six months ended December 31 2013 was $0.7 million and $1.3 million, respectively.  At December 31, 2014, amortization expense is estimated to be $1.4 million for the remainder of 2015, $3.2 million in 2016, $3.2 million in 2017, $3.0 million in 2018, $2.7 million in 2019, and $10.1 million thereafter.

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

The changes in warranty reserve, which are recorded as a component of accrued liabilities, for the six months ended December 31, 2014 and year ended June 30, 2014 were as follows (in thousands):

	December 31, 2014	June 30, 2014
Balance at beginning of year	$6,941	$6,782
Acquisitions	-	274
Warranty expense	2,937	3,937
Warranty claims	(2,560)	(4,052)
Balance at end of period	$7,318	$6,941

9)

Debt

As of December 31, 2014, the Company’s debt is due as follows (in thousands):

Fiscal Year
2015	$ 7
2016	13
2017	13
2018	7
2019	-
Thereafter	125,800
$ 125,840

Bank Credit Agreements

On December 19, 2014 the Company entered into an Amended and Restated Credit Agreement (“Credit Facility” or “facility”).  This five-year Credit Facility expires in December 2019 and has a borrowing limit of $400 million, which can be increased by an amount of up to $100 million, in accordance with specified conditions contained in the agreement.  The facility also includes a $10 million sublimit for swing line loans and a $30 million sublimit for letters of credit.  The facility amends and restates a previously existing $225 million revolving credit agreement, which was scheduled to expire in January 2017.  As of December 31, 2014 the Company has used $8.4 million against the letter of credit sub-facility and had the ability to borrow $265.8 million under the facility.

At December 31, 2014, the carrying value of the current borrowings under the facility approximates fair value.

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

The Company’s effective swap agreements convert the base borrowing rate on $75 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 1.99% at December 31, 2014.  The fair value of the swaps recognized in accrued expenses and in other comprehensive income is as follows (in thousands, except percentages):

				Fair Value
Effective Date	Notional Amount	Fixed Rate	Maturity	December 31, 2014	June 30, 2014
June 1, 2010	$5,000	2.495%	May 24, 2015	$(49)	$(108)
June 1, 2010	5,000	2.495%	May 24, 2015	(49)	(108)
June 8, 2010	10,000	2.395%	May 26, 2015	(94)	(206)
June 9, 2010	5,000	2.340%	May 26, 2015	(46)	(100)
June 18, 2010	5,000	2.380%	May 24, 2015	(47)	(103)
September 21, 2011	5,000	1.595%	September 22, 2014	-	(18)
March 15, 2012	10,000	2.745%	March 15, 2016	(295)	(418)
December 19, 2014	20,000	1.180%	December 19, 2017	(31)	-
December 19, 2014	5,000	1.200%	December 19, 2017	(11)	-
December 19, 2015	10,000	2.005%	December 19, 2019	(34)	-
				$(656)	$(1,061)

The Company reported no losses for the three and six months ended December 31, 2014, as a result of hedge ineffectiveness.  Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign sales, foreign purchases of materials, and loan payments to and from subsidiaries.  The Company enters into such contracts for hedging purposes only.  For hedges of intercompany loan payments, the Company has not elected hedge accounting due to the general short-term nature and predictability of the transactions, and records derivative gains and losses directly to the statement of operations.  At December 31, 2014 and June 30, 2014, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized (losses) of ($0.1) million and ($1.2) million, respectively, which approximate the unrealized gains and losses on the related loans.  The notional amounts of the Company’s forward contracts, by currency, are as follows:

	Notional Amount
	(in native currency)
Currency	December 31, 2014	June 30, 2014
Euro	19,779,460	24,289,064
British Pound Sterling	1,290,646	3,600,000
Canadian Dollar	-	3,975,192

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

Asset Derivatives
	December 31, 2014		June 30, 2014
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Foreign exchange contracts	Other Assets	$735	Other Assets	$356

	Liability Derivatives
	December 31, 2014		June 30, 2014
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	$656	Accrued Liabilities	$1,061
Foreign exchange contracts	Accrued Liabilities	832	Accrued Liabilities	1,552
		$1,488		$2,613

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Interest rate swaps	$(100)	$(30)	$(102)	$(120)

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to Net Income for the periods ended (in thousands):

Details about Accumulated
Other Comprehensive	Three Months Ended		Six Months Ended		Affected line item
Income (Loss) Components	December 31,		December 31,		in the Statements
	2014	2013	2014	2013	of Operations
Interest rate swaps	$248	$255	$506	$522	Interest expense

11)

Retirement Benefits

The Company has defined benefit pension plans covering certain current and former employees both inside and outside of the U.S.   The Company’s pension plan for U.S. employees is frozen for substantially all participants and has been replaced with a defined contribution benefit plan.

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three and six months ended December 31, 2014 and 2013 consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Service cost	$53	$49	$12	$12
Interest cost	2,619	2,810	409	430
Expected return on plan assets	(3,489)	(3,378)	(371)	(382)
Recognized net actuarial loss	986	923	189	204
Amortization of prior service cost	14	14	(14)	-
Net periodic benefit cost	$183	$418	$225	$264

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Service cost	$106	$134	$24	$23
Interest cost	5,238	5,620	840	844
Expected return on plan assets	(6,977)	(6,756)	(763)	(752)
Recognized net actuarial loss	1,973	2,095	389	400
Amortization of prior service cost	27	29	(28)	-
Net periodic benefit cost	$367	$1,122	$462	$515

The Company expects to pay $1.6 million in contributions to its defined benefit plans during fiscal 2015.  Contributions of $0.2 million and $0.5 million were made during the three and six months ended December 31, 2014.  Required contributions of $1.0 million will be paid to the Company’s U.K. defined benefit plan during 2015.  The Company also expects to make contributions of $0.2 million and $0.4 million to its unfunded defined benefit plans in the U.S. and Germany respectively during the current fiscal year.

12)

Income Taxes

The Company's effective tax rate from continuing operations for the second quarter of 2015 was 26.2% compared with 28.2% for the prior year quarter.  The lower effective tax rate in 2015 is primarily due to a discrete tax benefit in the quarter related to the retroactive reinstatement of the research and development (“R&D”) credit as part of the Tax Increase Prevention Act of 2014 that was signed into law on December 19, 2014.

The Company's effective tax rate from continuing operations for the six months ended December 31, 2014 was 27.5% compared with 27.7% for the prior year.  The Company’s effective tax rate has decreased slightly from the prior year.  The decrease is due to the reinstatement of the R&D credit as that is partially offset by an increase in the jurisdictional mix of income where more income is being taxed in the US at a higher tax rate.

13)

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Basic - Average shares outstanding	12,656	12,634	12,655	12,598
Effect of dilutive securities:
Unvested stock awards	146	134	163	165
Diluted - Average shares outstanding	12,802	12,768	12,818	12,763

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share.  No options to purchase common stock were excluded as anti-dilutive from the calculation of diluted earnings per share for the three and six months ended December 31, 2014 and 2013, respectively.

Performance stock units of 28,597 and 35,514 for the six months ended December 31, 2014 and 2013, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

14)

Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive loss are as follows (in thousands):

	December 31, 2014	June 30, 2014
Foreign currency translation adjustment	$(5,733)	$9,800
Unrealized pension losses, net of tax	(62,771)	(64,968)
Unrealized losses on derivative instruments, net of tax	(402)	(651)
Total	$(68,906)	$(55,819)

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

Net sales and income (loss) from continuing operations by segment for the three months ended
December 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended December 31,
	Net Sales		Income from Operations
	2014	2013	2014	2013
Segment:
Food Service Equipment Group	$98,533	$87,370	$6,912	$7,294
Engraving Group	26,625	28,384	5,947	5,820
Engineering Technologies Group	26,605	17,323	3,218	2,456
Electronics Products Group	27,823	26,461	4,738	4,392
Hydraulics Products Group	9,751	7,002	1,452	1,059
Restructuring costs			(1,094)	(644)
Other operating income (expense), net			-	1,962
Corporate			(5,321)	(7,201)
Sub-total	$189,337	$166,540	$15,852	$15,138
Interest expense			(788)	(592)
Other non-operating income			188	66
Income from continuing operations before income taxes			$15,252	$14,612

	Six Months Ended December 31,
	Net Sales		Income from Operations
	2014	2013	2014	2013
Segment:
Food Service Equipment Group	$212,366	$187,281	$18,585	$19,263
Engraving Group	54,713	53,411	12,890	10,593
Engineering Technologies Group	46,724	34,588	5,438	4,538
Electronics Products Group	57,293	54,605	10,284	9,530
Hydraulics Products Group	20,268	14,795	3,174	2,233
Restructuring costs			(1,956)	(4,450)
Other operating income (expense), net			(59)	1,962
Corporate			(11,267)	(11,467)
Sub-total	$391,364	$344,680	$37,089	$32,202
Interest expense			(1,431)	(1,152)
Other non-operating income			453	520
Income from continuing operations before income taxes			$36,111	$31,570

Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Income (loss) from operations by segment excludes interest expense and other non-operating income (expense).

The Company’s identifiable assets at December 31, 2014 and June 30, 2014 are as follows (in thousands):

	December 31, 2014	June 30, 2014
Food Service Equipment Group	$214,434	$214,674
Engraving Group	100,155	101,106
Engineering Technologies Group	144,871	75,591
Electronics Products Group	98,569	103,699
Hydraulics Products Group	17,923	16,410
Corporate & Other	74,598	66,680
Total	$650,550	$578,160

17)

Restructuring

The Company has undertaken cost reduction and facility consolidation initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2014			December 31, 2014
Fiscal 2015	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$299	$795	$1,094	$333	$798	$1,131
Prior year initiatives	-	-	-	125	700	825
	$299	$795	$1,094	$458	$1,498	$1,956

	Three Months Ended			Six Months Ended
	December 31, 2013			December 31, 2013
Fiscal 2014	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$184	$460	$644	$535	$3,843	$4,378
Prior year initiatives	-	-	-	72	-	72
	$184	$460	$644	$607	$3,843	$4,450

2015 Restructuring Initiatives

The Company continues to focus on our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions and facility closures.  During the quarter, the Company announced the closure of our Food Service Equipment U.K. office and entered into a distribution agreement with a U.K. based partner to; reduce channel costs and enhance profitability, expand and strengthen, our U.K. Food Service Equipment group’s presence for all of our brands.  We incurred severance and non-cash lease impairment costs of $0.6 million associated with these activities during the quarter.  Restructuring expense related to the 2015 initiatives is expected to be $3.8 million, of which $1.1 million was incurred for the period ending December 31, 2014.

Activity in the reserves related to fiscal year 2015 restructuring initiatives is as follows (in thousands):

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2014	$-	$-	$-
Additions and adjustments	342	1,442	1,784
Payments	(342)	(1,028)	(1,370)
Restructuring liabilities at December 31, 2014	$-	$414	$414

Prior Year Initiatives

The Company previously announced a consolidation of our Food Service Equipment Group Cheyenne, Wyoming plant into its Mexico facility.  During the first quarter of fiscal year 2014 we record a non-cash expense of $3.3 million related to the impairment of long-lived assets in Cheyenne. During fiscal year 2015, restructuring expenses related to this initiative are expected to be $0.8 million, of which $0.8 million was recorded during the six months of fiscal year 2015.  The cumulative expense related to this initiative is expected to be $10.8 million.

Activity in the reserve related to the prior year restructuring initiatives is as follows (in thousands):

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2014	$555	$-	$555
Additions and adjustments	24	-	24
Payments	(512)	-	(512)
Restructuring liabilities at December 31, 2014	$67	$-	$67

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2014			December 31, 2014
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment Group	$53	$736	$789	$167	$1,297	$1,464
Engraving Group	27	-	27	61	3	64
Electronics Products Group	219	59	278	230	198	428
	$299	$795	$1,094	$458	$1,498	$1,956

	Three Months Ended			Six Months Ended
	September 30, 2013			September 30, 2013
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment Group	$256	$468	$724	$274	$3,796	$4,070
Engraving Group	(99)	(8)	(107)	146	(1)	145
Electronics Products Group	27	-	27	187	48	235
	$184	$460	$644	$607	$3,843	$4,450

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

•

It is our objective to grow larger and more profitable business units through both organic initiatives and acquisitions.  On an ongoing basis we identify and implement organic growth initiatives such as new product development, geographic expansion, introduction of products and technologies into new markets and applications, key accounts and strategic sales channel partners.  Also, we utilize strategically aligned or “bolt on” acquisitions to create both sales and cost synergies with our core business platforms to accelerate their growth and margin improvement.  There is a particular focus on identifying and investing in opportunities that complement our products and will increase the global presence and capabilities of our businesses.  From time to time we have divested businesses that we felt were not strategic or did not meet our growth and return expectations.

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

We continue to focus on our efforts to reduce cost and improve productivity across our businesses, particularly in the Food Service Equipment Group with the previously announced Cooking Solutions consolidation of operations located in the Cheyenne, Wyoming plant into its Mexico facility.  We continue to evaluate our products and production processes and expect to execute similar cost reductions and restructuring programs on an ongoing basis.

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

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollar amounts in thousands)	2014	2013	2014	2013
Net sales	$189,337	$166,540	$391,364	$344,680
Gross profit margin	31.1%	33.6%	31.9%	33.7%
Income from operations	15,852	15,138	37,089	32,202
Backlog (realizable within 1 year)	147,307	118,004	147,307	118,004

	Three Months Ended	Six Months Ended
(In thousands)	December 31, 2014	December 31, 2014
Net sales, prior period	$ 166,540	$ 344,680
Components of change in sales:
Effect of exchange rates	(3,066)	(2,785)
Effect of acquisitions	10,748	16,962
Organic sales change	15,115	32,507
Net sales, current period	$ 189,337	$ 391,364

Net sales for the second quarter of 2015 increased $22.8 million, or 13.7%, when compared to the prior year quarter.  This change was due to organic sales increases of 9.1% and sales generated by acquisitions of 6.5% primarily from Ultrafryer and Enginetics, partially offset by an exchange rate decline of 1.9%.  Our end markets remain strong overall with the exception of oil and gas where we have less than a 5% exposure across all of our businesses.  We expect that growth in the automotive and food service equipment markets as a result of lower gas prices could offset some of the negative impact we expect to see from our oil and gas exposure.  The weak euro presents a headwind to our businesses.  Though our sales in Europe and China had good momentum in the second quarter, a slowdown in those markets could impact the second half of our fiscal year.

Net sales in the six months ended December 31, 2014 increased $46.7 million, or 13.5%, when compared to the prior year.  This change was due to organic sales increases at all segments and sales generated by the acquisitions of Ultrafryer and Enginetics partially offset by an exchange rate decline of 0.8%.

Gross Profit Margin

Our gross margin for the second quarter of 2015 was 31.1% compared to the prior year quarter of 33.6%.  Margin is down in all divisions except Engraving.  The decrease is driven by purchase accounting expenses of $0.9 million, or 0.5% related to inventory step up, unfavorable sales mix, increased operational costs that included higher discounts and rebates, and operational inefficiencies at our Cooking Solutions Group.  We will continue to focus on increasing our margins and profitability through productivity and efficiency improvements.

Our gross margin in the six months ended December 31, 2014 was 31.9% for the second quarter of 2015 compared to the prior year quarter of 33.7%.  The decrease is driven by operational costs that included higher discounts and rebates, operational inefficiencies at our Cooking Solutions Group, unfavorable sales mix, and purchase accounting expenses of $1.7 million, or 0.4%, related to inventory step up.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) for the second quarter of 2015 were $41.9 million, or 22.1% of sales, compared to $42.1 million, or 25.3% of sales, during the prior year quarter.  The expense decrease was due to $2.1 million of management transition expense recorded in the prior year partially offset by $1.4 million of SG&A expenses associated with the recent acquisitions, and increased spending in distribution and selling expenses due to the 13.7% increase in sales volume.

Selling, General, and Administrative Expenses for the six months ended December 31, 2014 was $85.8 million, or 21.9% of sales, compared to $81.6 million, or 23.7% of sales, during the prior year.  The expense increase was driven by increased spending in distribution and selling expenses due to the 13.5% increase in sales volume, along with $2.8 million of ongoing, base SG&A expenses associated with the recent acquisitions which were not a component of fiscal 2014 SG&A expenses, partially offset by $2.2 million of management transition expense from the prior year.

Other Operating Income, net

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

Income from Operations

Income from operations for the second quarter of 2015 was $15.9 million compared to $15.1 million during the prior year quarter.  The change is due to increased sales volume in the current year partially offset by a $2.0 million net gain from insurance proceeds recorded during the second quarter of 2014, and increased restructuring expense of $0.4 million.

Income from operations for the six months ended December 31, 2014 was $37.1 million compared to $32.2 million during the prior year.  The change is due to increased sales volume in the current year partially offset by a $1.9 million net gain from insurance proceeds recorded during the second quarter of 2014, and a $2.5 million reduction in restructuring expense as compared to the prior year.

Interest Expense

Interest expense for the second quarter of 2015 was $0.8 million compared to $0.6 million during the prior year quarter.  The increase is primarily due to higher average borrowings outstanding during the quarter as a result of the Enginetics and Ultrafryer acquisitions.

Interest expense for the six months ended December 31, 2014 was $1.4 million compared to $1.2 million during the prior year.  The increase is primarily due to higher average borrowings outstanding during the year as a result of the Enginetics and Ultrafryer acquisitions.

Income Taxes

The Company's effective tax rate from continuing operations for the second quarter of 2015 was 26.2% compared with 28.2% for the prior year quarter.  The lower effective tax rate in 2015 is primarily due to a discrete tax benefit related to the retroactive reinstatement of the research and development (“R&D”) credit as part of the Tax Increase Prevention Act of 2014 that was signed into law on December 19, 2014.

The Company's effective tax rate from continuing operations for the six months ended December 31, 2014 was 27.5% compared with 27.7% for the prior year.  The lower effective tax rate in 2015 is due to the reinstatement of the R&D credit as that is partially offset with an increase in the jurisdictional mix of income where more income is being taxed in the US at a higher tax rate.

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

Backlog realizable within one year increased $29.3 million, or 24.8%, to $147.3 million at December 31, 2014 from $118.0 million at December 31, 2013.  The increase is primarily from our recent acquisitions.

Segment Analysis

Food Service Equipment Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2014	2013	Change	2014	2013	Change
Net sales	$ 98,533	$ 87,370	12.8%	$ 212,366	$ 187,281	13.4%
Income from operations	6,912	7,294	-5.2%	18,585	19,263	-3.5%
Operating income margin	7.0%	8.3%		8.8%	10.3%

Net sales in the second quarter of fiscal 2015 increased $11.2 million, or 12.8%, when compared to the prior year quarter.  Organic growth was 9.1%, acquisitions contributed 4.3% growth, partially offset by a foreign exchange decrease of 0.6%.  Refrigeration Solutions sales grew 4.6% in the quarter due to increase from dollar store customers and general dealer markets.  Cooking Solutions grew organically 11.4% driven by growth in international sales, chains, and parts sales.  Specialty Solutions experienced 8.6% growth driven by sales to large chain customers and dealer channel.

Net sales in the six months ended December 31, 2014 increased $25.1 million, or 13.4%, when compared to the prior year overall with organic growth of 9.6%, acquisitions contributed 4.0%, partially offset by a foreign exchange decrease of 0.2%.  Refrigeration Solutions sales showed growth of 9.8% as dollar store and dealer channel sales growth continued.  Cooking Solutions experienced a 4.7% organic sales gain, as strong shipments in second quarter overcame a slow start in first quarter.  Specialty Solutions experienced a 7.6% year-to-date increase driven by key chain customers and strong dealer sales.

Income from operations in the second quarter of fiscal 2015 decreased by $0.4 million due to increased rebates, discounts, expedited freight costs, and operating inefficiencies including increased labor, overtime, and material costs.  During the quarter, we experienced productivity improvements in our Mexico facility as throughput improved based on the work of a cross functional, focused team of the best LEAN experts, plant managers, engineers, information technology and finance employees from the Food Service Equipment Group (the “TIGER Team”).

Income from operations in the six months ended December 31, 2014 decreased $0.7 million, or 3.5%, when compared to the prior year due to increased rebates, discounts, expedited freight costs, and operating inefficiencies including increased labor, overtime, and material costs.  We believe that we have addressed production output challenges; however the plant is still experiencing cost inefficiencies in order to achieve that output.  We continue to aggressively address high cost inefficiency issues in our Mexico facility.

Engraving Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2014	2013	Change	2014	2013	Change
Net sales	$ 26,625	$ 28,384	-6.2%	$ 54,713	$ 53,411	2.4%
Income from operations	5,947	5,820	2.2%	12,890	10,593	21.7%
Operating income margin	22.3%	20.5%		23.6%	19.8%

Net sales for the second quarter of 2015 decreased by $1.8 million, or 6.2%, when compared to the prior year quarter.  Foreign exchange impacts were unfavorable by $1.3 million or 4.6%.  Original equipment manufacturers (“OEMs”) mold texturizing sales in the Group increased outside North America.  While automotive roll outs remained strong, they lagged the significant growth we saw last year.  This was substantially off-set by sales from our new design hubs in Manchester, England and Detroit, Michigan. The Group experienced a decline in the roll, plate, and machinery business in North America and Brazil of 27.0%, where market conditions continue to be sluggish.  We did see growth in backlog for roll, plate and machinery business as a result of improvement in the construction and consumer markets.  China showed robust mold texturizing sales growth of 16.0% year over year, and we are optimistic about our long term potential in China.  Our Innovent business sales increased 27.0% as a result of good volume and product mix from major OEM diaper manufacturers.

Net sales for the six months ended December 31, 2014 increased $1.3 million or 2.4% when compared to the first half of the prior year.  Unfavorable foreign exchange impacted sales $1.4 million, or 2.7% year to date.  Our Mold-Tech operations in the Asia Pacific region continue to show strong growth over the prior year increasing by 22.5%.  We continue to experience sales volume declines resulting from sluggish market conditions generally in our roll, plate, and machinery business on a year over year basis.

Income from operations for the second quarter of 2015 increased by $0.1 million, or 2.2%, when compared to the prior year quarter.  Foreign exchange unfavorably impacted the operating income comparison by $0.3 million.  Improved performance in the Mold-Tech businesses worldwide was offset, in part, by continued market sluggishness in the roll, plate and machinery business.  We have experienced success with our recently opened design hub in Manchester, England to provide OEMs’ design teams with rapid prototyping of their future automotive interior designs.

Income from operations for the six months ended December 31, 2014 increased by $2.3 million, or 21.7%, when compared to the prior year.  Strong performance and leverage of incremental sales by the mold texturing business was negatively affected by soft sales and reduced profit in the roll, plate and machinery business. Unfavorable exchange impacted operating profit by $ 0.3 million.

Engineering Technologies Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2014	2013	Change	2014	2013	Change
Net sales	$ 26,605	$ 17,323	53.6%	$ 46,724	$ 34,588	35.1%
Income from operations	3,218	2,456	31.0%	5,438	4,538	19.8%
Operating income margin	12.1%	14.2%		11.6%	13.1%

Net sales in the second quarter of fiscal year 2015 increased by $9.3 million, or 53.6%, when compared to the prior year quarter.  Organic sales increased by 14.5% or $2.5 million.  Acquisitions contributed 39.6% or $6.9 million as foreign exchange losses contributed to the remainder.  Strong demand in the Launch Vehicle and Defense segments drove double digit sales increases in the quarter.  The Launch Vehicle segment is particularly active with a number of development programs.  Legacy sales in the Aviation segment were up 35% compared to the prior year quarter as development programs moved into the production phase.  We plan to begin production on our newest lipskin award by the end of calendar 2015.  Sales in the oil and gas segment were down 25% compared to the prior year due to contract timing.  We expect that the oil and gas market will remain soft in the foreseeable future, and we plan to take actions to align costs with demand.

Net sales for the six months ended December 31, 2014 increased by $12.1 million, or 35.1%, compared to the prior year.  Organic sales increased by 8.0% or $2.8 million.  Acquisitions contributed 26.4% or $9.1 million as foreign exchange gains contributed to the remainder.  The organic sales improvement was primarily due to a significant increase in the Launch Vehicle segment, up over 90% compared to the prior year.  Year-to-date sales in the land-based gas turbine segment were down 8.2% due to decreased sales to one of our large OEM customers.

Income from operations in the second quarter of 2015 increased by $0.8 million, or 31%, when compared to the prior year quarter.  Operating income results were negatively impacted by $0.8 million of purchase accounting expenses.

The organic operating income increase was primarily due to higher volume and an improved product mix.

Income from operations for the six months ended December 31, 2014 increased by $0.9 million compared to the prior year.  Operating income results were negatively impacted by $1.1 million of purchase accounting expenses.  Organic operating income increased 16.2% compared to the prior year.  Volume, product mix improvements, and manufacturing efficiencies in the domestic operations were offset by lower margins in the U.K.

Electronics Products Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2014	2013	Change	2014	2013	Change
Net sales	$ 27,823	$ 26,461	5.1%	$ 57,293	$ 54,605	4.9%
Income from operations	4,738	4,392	7.9%	10,284	9,530	7.9%
Operating income margin	17.0%	16.6%		17.9%	17.5%

Net sales in the second quarter of fiscal year 2015 increased $1.4 million, or 5.1%, when compared to the prior year quarter.  Organic growth increased to 8.9% or $2.4 million.  Acquisition growth accounted for a 0.6% or $0.2 million sales increase for the period.  Sales decreased $4.4% or $1.2 million due to exchange rate declines.  The volume increase is primarily the result of North American new business, particularly in the transportation market.  We plan to continue our efforts to grow the sensor business and provide more complete value-added solutions to our customers.

Net sales for the six months ended December 31, 2014 increased $2.7 million, or 4.9%, when compared to the prior year.  Organic growth increased to 6.3% or $3.5 million.  Acquisition growth accounted for a 0.7% or $0.4 million sales increase for the period.  Sales decreased 2.1% or $1.1 million due to exchange rate declines.  The volume increase is primarily due to North American new business, particularly in the transportation and industrial market.

Income from operations in the second quarter of fiscal year 2015 increased $0.3 million, or 7.9%, when compared to the prior year quarter.  The increase is the result of the higher sales mostly in North America and a further consolidation of the magnetics business from the Tianjin, China facility to our Shanghai factory.

Income from operations for the six months ended December 31, 2014 increased $0.8 million, or 7.9%, when compared to the prior year.  The operating income increase is substantially due to the higher sales, primarily in North America, further consolidation of the magnetics business from the Tianjin, China facility to our Shanghai facility as well as a number of operational improvements.

Hydraulics Products Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2014	2013	Change	2014	2013	Change
Net sales	$ 9,751	$ 7,002	39.3%	$ 20,268	$ 14,795	37.0%
Income from operations	1,452	1,059	37.1%	3,174	2,233	42.1%
Operating income margin	14.9%	15.1%		15.7%	15.1%

Net sales in the second quarter of fiscal year 2015 increased $2.7 million, or 39.3%, when compared to the prior year quarter.  Organic growth increased to 39.7% or $2.8 million.  Foreign exchange accounted for a decline of 0.4%.  The increase is primarily due to market share gains in the domestic U.S. refuse market and continued strengthening sales in our traditional North America dump truck and trailer markets.  The market share gains in the refuse market are from new OEM applications on garbage trucks, container roll offs and compactor platforms.  Recent customer wins in Australia and South America also contributed to the strong top line in the quarter.  The factory expansion to add capacity at our Tianjin China plant is now complete.  This strengthens our global competitive advantage for both telescopic and rod cylinders.

Net sales for the six months ended December 31, 2014 increased $5.5 million or 37.0% when compared to the prior year.  Organic sales growth to 37.3% or $5.5 million and was offset slightly by unfavorable 0.3% of foreign exchange declines.

Income from operations in the first quarter of fiscal year 2015 increased $0.4 million, or 37.1%, when compared to the prior year quarter.  The increase to income from operations during the second quarter is primarily due to sales volume increases at both the U.S. and China operations.

Income from operations for the six months ended December 31, 2014 increased $0.9 million or 42.1% when compared to the prior year.  The increase to income from operations during the second quarter is primarily due to sales volume increases at both the U.S. and China operations.

Corporate and Other

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2014	2013	Change	2014	2013	Change
Income (loss) from operations:
Corporate	$ (5,321)	$ (7,201)	-26.1%	$(11,267)	$(11,467)	-1.7%
Restructuring	(1,094)	(644)	69.9%	(1,956)	(4,450)	-56.0%
Other operating income (expense), net	-	1,962	-100.0%	(59)	1,962	-103.0%

Corporate expenses in the second quarter of fiscal year 2015 decreased by $1.9 million, or 26.1%, when compared to the prior year quarter.  The decrease is partially due management transition cost of $2.1 million recorded in the prior year.

Corporate expenses for the six months ended December 31, 2014 were $11.3 million, essentially flat with prior year.

During the second quarter of fiscal year 2015, we incurred consolidated restructuring expenses of $1.1 million.  During the quarter we announced the closure of our Food Service Equipment U.K. office and entered into a distribution agreement with a U.K. based partner to; reduce channel costs and enhance profitability, expand and strengthen, our U.K. Food Service Equipment group’s presence for all of our brands.  We incurred severance and non-cash lease impairment costs of $0.6 million associated with these activities during the quarter.

During the six months ended December 31, 2014 we incurred consolidated restructuring expenses of $2.0 million, which were primarily the result of restructuring initiatives in the U.K. and in other Standex businesses.  In the six months ended December 31, 2013, we recorded a $4.1 million non-cash impairment charge associated with the closure of our Cheyenne, Wyoming, Food Service Equipment facility.

Other operating income, net in fiscal year 2014 is comprised of a $2.0 million net gain from insurance proceeds related to a catastrophic failure of a large vertical machining center located at our Engineering

Technologies facility in Massachusetts.  Insurance proceeds of $3.0 million were partially offset by the write-off of the net book value of the machine of $1.0 million.

Discontinued Operations

In pursuing our business strategy, we have divested certain businesses and recorded activities of these businesses as discontinued operations.  In June 2014, the Company divested the American Foodservice Company, (“AFS”) a manufacturer of custom design and fabrication of counter systems and cabinets, in our Food Service Equipment Group segment.

Discontinued operations for the three and six months ended December 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net sales	$-	$5,712	$-	$11,175
Pre-tax earnings	(126)	(50)	(647)	(4,686)
(Provision) benefit for taxes	47	75	193	1,445
Net earnings (loss) from discontinued operations	$(79)	$25	$(454)	$(3,241)

Liquidity and Capital Resources

At December 31, 2014, our total cash balance was $82.6 million, of which $72.6 million was held by foreign subsidiaries.  Our current plans are not expected to require a repatriation of cash to fund our U.S. operations.  Our capital allocation strategy is to use cash flow generated from operations outside the US to fund strategic growth programs including foreign acquisitions, and capital investments in local countries, and as a result, we intend to indefinitely reinvest our foreign earnings to fund our overseas growth.  The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.  If the undistributed earnings of our foreign subsidiaries are needed for operations in the United States we would be required to accrue and pay U.S. taxes upon repatriation.

Net cash provided by operating activities from continuing operations for the six months ended December 31, 2014, was $11.8 million compared to cash provided by operations of $19.8 million the prior year. The decrease of $8.0 million in cash provided by operating activities is primarily due to changes associated with sales volume increases.  Cash flow used in investing activities for the six months ended December 31, 2014, was $69.9 million and consisted primarily of cash used to fund the acquisition of Enginetics for $54.9 million, a subsequent $2.2 million disbursement related to the Ultrafryer acquisition to purchase real property associated with the transaction, and capital expenditures of $14.0 million.  Cash inflows provided by financing activities for the six months ended December 31, 2014 were $72.2 million and included net borrowings of $80.8 million, cash paid for dividends of $2.8 million, and employee stock repurchases of $5.8 million.

On December 19, 2014, the Company entered into an Amended and Restated Credit Agreement (“Credit Facility”, or “facility”).  This five-year Credit Facility expires in December 2019 and has a borrowing limit of $400 million, which can be increased by an amount of up to $100 million, in accordance with specified conditions contained in the agreement.  The facility also includes a $10 million sublimit for swing line loans and a $30 million sublimit for letters of credit.  The facility amends and restates a previously existing $225 million revolving credit agreement, which was scheduled to expire in January 2017.  Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of December 31, 2014, the Company has used $8.4 million against the letter of credit sub-facility and had the ability to borrow $265.8 million under the facility.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Agreement”), to interest expense for the trailing twelve months of at least 3.0:1.  Adjusted EBIT per the Credit Agreement specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to $7.5 million, and unlimited non-cash charges including gains or losses on sale of property and goodwill adjustments.  At December 31, 2014, the Company’s Interest Coverage Ratio was 34.69:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the credit agreement, calculated as Adjusted EBIT per the Credit Agreement plus depreciation and amortization, may not exceed 3.5:1.  At December 31, 2014, the Company’s Leverage Ratio was 1.28:1.

As of December 31, 2014, we had borrowings under our facility of $125.8 million and the effective rate of interest for outstanding borrowings under the facility was 2.37%.  Funds borrowed under the facility may be used for working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), repayment of debt, payment of dividends, stock repurchases, and other general corporate purposes.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, stock repurchases, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect to spend between $25.0 and $27.0 million on capital expenditures during 2015, and expect that depreciation and amortization expense will be between $14.0 and $15.0 million and $2.5 and $3.0 million, respectively.

In order to manage our interest rate exposure, we are party to $75.0 million of floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average interest rate of 1.99%.

The following table sets forth our capitalization a December 31, 2014 and June 30, 2014:

	December 31,	June 30,
(In thousands)	2014	2014
Long-term debt	$125,840	$45,056
Less cash and cash equivalents	82,571	74,260
Net debt (cash)	43,269	(29,204)
Stockholders' equity	346,412	340,726
Total capitalization	$389,681	$311,522

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $211.0 million at December 31, 2014, as compared to $216.0 million at the most recent measurement date, which occurred as of June 30, 2014.  The next measurement date to determine plan assets and benefit obligations will be on June 30, 2015.  At December 31, 2014, we do not expect to make mandatory contributions to the plan until 2020 and for our other defined benefit plans we expect to pay $1.6 million in prescribed contributions to our U.K. defined benefit plan and other unfunded defined benefit plans in both the U.S. and Europe during fiscal year 2015.  Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for six retired executives.  Current executives and new hires are not eligible for this program.  At December 31, 2014, the underlying policies have a cash surrender value of $18.2 million, less policy loans of $9.8 million.  As we have the legal right of offset, these amounts are reported net on our balance sheet.

In connection with the divestiture of ADP in March 2012, the Company remained an obligor under a lease that was assumed in full by the buyer on a facility in Portland, OR. Pursuant to the transaction, the Company received a $3.0 million promissory note from the buyer.  The note is secured by a mortgage on the ADP real estate sold in the transaction in Detroit Lakes, MN and Medina, NY and contains a cross-default provision against the lease.  The Company remained the obligor of ADP’s Philadelphia, PA facility and administrative offices, and sublet space to the buyer after the divestiture.  The buyer terminated their obligation under the Philadelphia sublease beginning September 2014.  We are actively marketing this facility for subleases and expect to sublet this building.  Our aggregate obligation with respect to both the Portland and Philadelphia leases is $2.2 million, of which $1.0 million was recorded as a liability at December 31 2014.  We do not expect to record additional changes related to these obligations.

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

Employee Relations – The Company has labor agreements with a number of union locals in the United States and a number of European employees belong to European trade unions.  There are three union contracts in the U.S expiring during fourth quarter of fiscal year 2015.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time.  The contracts are used as hedges against anticipated foreign cash flows, such as dividends and loan payments, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At December 31, 2014, the aggregate fair value of the Company’s open foreign exchange contracts is a liability of $0.1 million.

Our primary translation risk is with the Euro, British Pound Sterling, Canadian Dollar, and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any of these foreign currencies to the U.S. Dollar at December 31, 2014, would not result in a material change in our operations, financial position, or cash flows.  We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we use interest rate swap agreements to modify our exposure to interest rate movements.  The Company’s currently effective swap agreements convert our base borrowing rate on $75.0 million of debt due under our Credit Agreement from a variable rate equal to LIBOR to a weighted average rate of 1.99% at December 31, 2014.

The Company’s effective rate on variable-rate borrowings, including the impact of interest rate swaps, under the revolving credit agreement decreased from 3.87% at June 30, 2014 to 2.37% at December 31, 2014.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently low.  As of December 31, 2014, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.

CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition.  As discussed in Note 2 to the consolidated financial statements contained in this Report; (I) the Company acquired all of the outstanding stock of Ultrafryer Systems, Inc., (“Ultrafryer”) on June 20, 2014.  Ultrafryer represents less than 2.5% of the Company's consolidated revenue for the six months ended December 31, 2014 and approximately 4.5% of the Company's consolidated assets at December 31, 2014. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2014 excludes any evaluation of the internal control over financial reporting of Ultrafryer. (II) the Company acquired all of the outstanding stock of MPE Aeroengines, Inc. including its wholly owned subsidiary Enginetics Corporation, (“Enginetics”) on September 4, 2014.  Enginetics represents 2.3% of the Company's consolidated revenue for the six month ended December 31, 2014 and approximately 9.9% of the Company's consolidated assets at December 31, 2014.  Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2014 excludes any evaluation of the internal control over financial reporting of Enginetics.

There was no change in the Company's internal control over financial reporting during the quarterly period ended December 31, 2014 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended December 31, 2014
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - October 31, 2014	8,572	$ 73.60	8,572	391,578

November 1 - November 30, 2014	10,501	80.05	10,501	381,077

December 1 - December 31, 2014	2,196	76.59	2,196	378,881

Total	21,269	$ 77.09	21,269	378,881

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

STANDEX INTERNATIONAL CORPORATION

Date:	February 3, 2015	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	February 3, 2015	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer/Assistant Treasurer