Form 10-Q
period 2015-03-31
STANDEX INTERNATIONAL CORP/DE/
filed 2015-05-01
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of Registrant's Common Stock outstanding on April 27, 2015 was 12,777,465

STANDEX INTERNATIONAL CORPORATION

INDEX

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Unaudited Condensed Consolidated Balance Sheets as of

March 31, 2015 and June 30, 2014

Unaudited Condensed Consolidated Statements of Operations for the

Three and Nine Months Ended March 31, 2015 and 2014

Unaudited Condensed Consolidated Statements of Comprehensive Income for the

Three and Nine Months Ended March 31, 2015 and 2014

Unaudited Condensed Consolidated Statements of Cash Flows for the

Nine Months Ended March 31, 2015 and 2014

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

18

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

29

Item 4.

Controls and Procedures

30

PART II.

OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

31

Item 6.

Exhibits

31

PART I. FINANCIAL INFORMATION
ITEM 1

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share data)	March 31, 2015	June 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$83,986	$74,260
Accounts receivable, net of reserve for doubtful accounts of	103,008	107,674
$2,281 and $2,282 at March 31, 2015 and June 30, 2014
Inventories	115,482	97,065
Prepaid expenses and other current assets	6,314	7,034
Income taxes receivable	2,316	922
Deferred tax asset	13,269	12,981
Total current assets	324,375	299,936
Property, plant, and equipment, net	109,371	96,697
Intangible assets, net	38,257	31,490
Goodwill	151,783	125,965
Deferred tax asset	915	878
Other non-current assets	24,942	23,194
Total non-current assets	325,268	278,224
Total assets	$649,643	$578,160

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$68,956	$85,206
Accrued expenses	43,875	51,038
Income taxes payable	7,531	4,926
Total current liabilities	120,362	141,170
Long-term debt	129,835	45,056
Accrued pension and other non-current liabilities	53,134	51,208
Total non-current liabilities	182,969	96,264
Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000
shares authorized, 27,984,278 issued, 12,657,128 and
12,639,615 outstanding at March 31, 2015 and June 30, 2014	41,976	41,976
Additional paid-in capital	46,311	43,388
Retained earnings	618,019	584,014
Accumulated other comprehensive loss	(79,991)	(55,819)
Treasury shares: 15,327,150 shares at March 31, 2015
and 15,344,663 shares at June 30, 2014	(280,003)	(272,833)
Total stockholders' equity	346,312	340,726
Total liabilities and stockholders' equity	$649,643	$578,160

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2015	2014	2015	2014
Net sales	$180,999	$174,160	$572,363	$518,840
Cost of sales	123,741	116,588	390,193	344,969
Gross profit	57,258	57,572	182,170	173,871
Selling, general, and administrative expenses	39,028	41,743	124,836	123,352
Restructuring costs	398	1,381	2,354	5,831
Other operating (income) expense, net	-	-	59	(1,962)
Total operating expenses	39,426	43,124	127,249	127,221
Income from operations	17,832	14,448	54,921	46,650
Interest expense	(938)	(557)	(2,369)	(1,709)
Other non-operating income (expense)	103	3,457	556	3,977
Income from continuing operations before income taxes	16,997	17,348	53,108	48,918
Provision for income taxes	4,232	4,082	14,153	12,812
Income from continuing operations	12,765	13,266	38,955	36,106
Income (loss) from discontinued operations, net of income taxes	(139)	(46)	(593)	(3,287)
Net income (loss)	$12,626	$13,220	$38,362	$32,819
Basic earnings (loss) per share:
Continuing operations	$1.01	$1.05	$3.08	$2.86
Discontinued operations	(0.01)	-	(0.05)	(0.26)
Total	$1.00	$1.05	$3.03	$2.60
Diluted earnings (loss) per share:
Continuing operations	$1.00	$1.04	$3.04	$2.83
Discontinued operations	(0.01)	-	(0.05)	(0.26)
Total	$0.99	$1.04	$2.99	$2.57

Cash dividends per share	$0.12	$0.10	$0.34	$0.28

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Comprehensive Income

Three Months Ended			Nine Months Ended
March 31,			March 31,
(In thousands)	2015	2014	2015	2014
Net income (loss)	$12,626	$13,220	$38,362	$32,819
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	582	(53)	1,548	(811)
Amortization of unrecognized costs	1,165	1,102	3,524	3,625
Derivative instruments:
Change in unrealized gains and (losses)	(448)	(47)	(550)	(167)
Amortization of unrealized gains and (losses) into interest expense	296	252	802	774
Foreign currency translation gains (losses)	(12,188)	(945)	(27,721)	4,027
Other comprehensive income (loss) before tax	(10,593)	309	(22,397)	7,448

Income tax provision (benefit):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	(135)	12	(423)	479
Amortization of unrecognized costs	(415)	(388)	(1,255)	(1,287)
Derivative instruments:
Change in unrealized gains and (losses)	171	18	210	63
Amortization of unrealized gains and (losses) into interest expense	(113)	(96)	(307)	(294)
Income tax provision (benefit) to other comprehensive income (loss)	(492)	(454)	(1,775)	(1,039)

Other comprehensive income (loss), net of tax	(11,085)	(145)	(24,172)	6,409
Comprehensive income (loss)	$1,541	$13,075	$14,190	$39,228

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31,
(In thousands)	2015	2014
Cash flows from operating activities
Net income	$38,362	$32,819
(Income) loss from discontinued operations	593	3,287
Income from continuing operations	38,955	36,106
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,602	11,032
Stock-based compensation	2,806	5,454
Non-cash portion of restructuring charge	(215)	3,755
Excess tax benefit from share-based payment activity	(1,644)	(1,498)
Gain from sale of real estate	-	925
Life insurance benefit	-	(3,353)
Contributions to defined benefit plans	(1,069)	(1,093)
Net changes in operating assets and liabilities	(28,360)	(16,125)
Net cash provided by (used in) operating activities - continuing operations	23,075	35,203
Net cash provided by (used in) operating activities - discontinued operations	(1,818)	(1,352)
Net cash provided by (used in) operating activities	21,257	33,851
Cash flows from investing activities
Expenditures for property, plant, and equipment	(18,847)	(15,697)
Expenditures for acquisitions, net of cash acquired	(57,149)	-
Other investing activity	1,197	617
Net cash (used in) investing activities - continuing operations	(74,799)	(15,080)
Net cash (used in) investing activities - discontinued operations	-	(587)
Net cash (used in) investing activities	(74,799)	(15,667)
Cash flows from financing activities
Borrowings on revolving credit facility	267,500	50,000
Payments of revolving credit facility	(182,700)	(55,000)
Activity under share-based payment plans	675	353
Excess tax benefit from share-based payment activity	1,644	1,498
Purchases of treasury stock	(9,835)	(5,548)
Cash dividends paid	(4,301)	(3,529)
Net cash provided by (used in) financing activities	72,983	(12,226)
Effect of exchange rate changes on cash and cash equivalents	(9,715)	465
Net change in cash and cash equivalents	9,726	6,423
Cash and cash equivalents at beginning of year	74,260	51,064
Cash and cash equivalents at end of period	$83,986	$57,487

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$1,849	$1,386
Income taxes, net of refunds	$10,474	$11,408

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and nine months ended March 31, 2015 and 2014, the cash flows for the nine months ended March 31, 2015 and 2014 and the financial position of Standex International Corporation (“Standex” or the “Company”), at March 31, 2015.  The interim results are not necessarily indicative of results for a full year.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2014.  The condensed consolidated balance sheet at June 30, 2014 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2014.  There have been no changes to our Summary of Accounting Policies subsequent to June 30, 2014.  Unless otherwise noted, references to years are to the Company’s fiscal years.

2)

Acquisition

On September 4, 2014, the Company acquired Enginetics Corporation (“Enginetics”), a leading producer of aircraft engine components for all major aircraft platforms.  This investment complements our Engineering Technologies Group and allows us to provide broader solutions to the aviation market.

The Company paid $55.0 million in cash for 100% of the outstanding stock of MPE Aeroengines Inc, of which Enginetics is a wholly owned subsidiary and has preliminarily recorded intangible assets of $10.6 million, consisting of $9.1 million of customer relationships which are expected to be amortized over a period of fifteen years and $1.5 million of trademarks which are indefinite-lived.  Acquired goodwill of $33.1 million is not deductible for income tax purposes due to the nature of the transaction. As of March 31, 2015, the purchase price allocation is preliminary as the Company has not yet finalized the fair value of the acquired assets and contractual liabilities.

The components of the fair value of the Enginetics acquisition, including the preliminary allocation of the purchase price and subsequent measurement period adjustments, are as follows (in thousands):

Enginetics	Preliminary Allocation	Adjustments		Allocation at March 31, 2015
Fair value of business combination:
Cash payments	$55,021	$		$55,021
Less: cash acquired	(113)			(113)
Total	$54,908		$-	$54,908
Identifiable assets acquired and liabilities assumed:
Current Assets	$12,350		$(216)	$12,134
Property, plant, and equipment	8,881			8,881
Identifiable intangible assets	10,600			10,600
Goodwill	32,797		349	33,146
Other non-current assets	158			158
Liabilities assumed	(2,826)		(32)	(2,858)
Deferred taxes	(7,052)		(101)	(7,153)
Total	$54,908		$-	$54,908

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

The components of the fair value of the Ultrafryer acquisition, including the preliminary allocation of the purchase price and subsequent measurement periods adjustments, related to the purchase of land and building, at March 31, 2015, are as follows (in thousands):

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

Discontinued operations for the three and nine months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net sales	$-	$4,887	$-	$16,062
Pre-tax earnings	(186)	(264)	(833)	(4,950)
(Provision) benefit for taxes	47	218	240	1,663
Net earnings (loss) from discontinued operations	$(139)	$(46)	$(593)	$(3,287)

In connection with the divestiture of ADP in March 2012, the Company remained an obligor under a lease that was assumed in full by the buyer on a facility in Portland, OR. Pursuant to the transaction, the Company received a $3.0 million promissory note from the buyer.  The note is secured by a mortgage on the ADP real estate sold in the transaction in Detroit Lakes, MN, Medina, NY, and Powder Springs, GA, and contains a cross-default provision against the lease.  The Company remained the obligor of ADP’s Philadelphia, PA facility and administrative offices, and sublet space to the buyer after the divestiture.  The buyer terminated their obligation under the Philadelphia sublease beginning September 2014.  On February 4, 2015 we entered into a one year two term, renewable, sublease agreement within this building.  Our aggregate obligation with respect to both the Portland and Philadelphia leases is $2.0 million, of which $0.9 million was recorded as a liability at March 31, 2015.  We do not expect to record additional charges related to these obligations.

Assets and liabilities related to discontinued operations appear in the condensed consolidated balance sheets are as follows (in thousands):

	March 31, 2015	June 30, 2014
Current assets	$19	$199
Other non-current assets	3,014	3,014
Accrued expenses	1,380	2,340
Accrued pension and other non-current liabilities	1,260	1,791

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

During the three and nine months ended March 31, 2015, there were no transfers of assets or liabilities between level 1 and level 2 of the fair value measurement hierarchy.  The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

Items presented at fair value at March 31, 2015 and June 30, 2014 consisted of the following
(in thousands):

	March 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,269	$2,269	$-	$-
Foreign exchange contracts	2,332	-	2,332	-

Liabilities
Interest rate swaps	$809	$-	$809	$-
Foreign exchange contracts	1,795	-	1,795	-

	June 30, 2014
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$3,114	$3,114	$-	$-
Foreign exchange contracts	356	-	356	-

Liabilities
Interest rate swaps	$1,061	$-	$1,061	$-
Foreign exchange contracts	1,552	-	1,552	-

5)

Inventories

Inventories are comprised of the following (in thousands):

	March 31, 2015	June 30, 2014
Raw materials	$49,297	$44,273
Work in process	32,263	24,551
Finished goods	33,922	28,241
Total	$115,482	$97,065

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations were $5.4 million and $17.9 million for the three and nine months ended March 31, 2015, respectively and $4.4 million and $15.0 million for the three and nine months ended March 31, 2014, respectively.

6)

Goodwill

Changes to goodwill during the nine months ended March 31, 2015 were as follows (in thousands):

	June 30, 2014	Acquisitions	Translation Adjustment	March 31, 2015
Food Service Equipment Group	$56,731	$91	$(14)	$56,808
Engraving Group	20,716	-	(537)	20,179
Engineering Technologies Group	12,188	33,146	(1,601)	43,733
Electronics Products Group	33,272	-	(5,267)	28,005
Hydraulics Products Group	3,058	-	-	3,058
Total	$125,965	$33,237	$(7,419)	$151,783

7)

Intangible Assets

Intangible assets consist of the following (in thousands):

	Customer Relationships	Trademarks	Other	Total
March 31, 2015
Cost	$42,997	$15,444	$4,025	$62,466
Accumulated amortization	(21,938)	-	(2,271)	(24,209)
Balance, March 31, 2015	$21,059	$15,444	$1,754	$38,257

June 30, 2014
Cost	$36,145	$14,508	$4,061	$54,714
Accumulated amortization	(21,137)	-	(2,087)	(23,224)
Balance, June 30, 2014	$15,008	$14,508	$1,974	$31,490

Amortization expense for the three and nine months ended March 31, 2015 was $0.7 million and $2.1 million, respectively.  Amortization expense for the three and nine months ended March 31 2014 was $0.6 million and $1.9 million, respectively.  At March 31, 2015, amortization expense is estimated to be $0.6 million for the remainder of 2015, $3.1 million in 2016, $3.1 million in 2017, $2.9 million in 2018, $2.7 million in 2019, and $10.5 million thereafter.

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

	March 31, 2015	June 30, 2014
Balance at beginning of year	$6,941	$6,782
Acquisitions and other	50	274
Warranty expense	8,335	3,937
Warranty claims	(8,014)	(4,052)
Balance at end of period	$7,312	$6,941

The changes in warranty reserve, which are recorded as a component of accrued liabilities, for the nine months ended March 31, 2015 and year ended June 30, 2014 were as follows (in thousands):

9)

Debt

As of March 31, 2015, the Company’s debt is due as follows (in thousands):

Fiscal Year
2015	$5
2016	12
2017	12
2018	6
2019	-
Thereafter	129,800
$129,835

Bank Credit Agreements

On December 19, 2014 the Company entered into an Amended and Restated Credit Agreement (“Credit Facility” or “facility”).  This five-year Credit Facility expires in December 2019 and has a borrowing limit of $400 million, which can be increased by an amount of up to $100 million, in accordance with specified conditions contained in the agreement.  The facility also includes a $10 million sublimit for swing line loans and a $30 million sublimit for letters of credit.  The facility amends and restates a previously existing $225 million revolving credit agreement, which was scheduled to expire in January 2017.  As of March 31, 2015 the Company has used $7.8 million against the letter of credit sub-facility and had the ability to borrow $210.3 million under the facility.

At March 31, 2015, the carrying value of the current borrowings under the facility approximates fair value.

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

The Company’s effective swap agreements convert the base borrowing rate on $90 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 1.91% at March 31, 2015.  The fair value of the swaps recognized in accrued expenses and in other comprehensive income is as follows (in thousands, except percentages):

				Fair Value
Effective Date	Notional Amount	Fixed Rate	Maturity	March 31, 2015	June 30, 014
June 1, 2010	$5,000	2.495%	May 24, 2015	$(20)	$(108)
June 1, 2010	5,000	2.495%	May 24, 2015	(20)	(108)
June 8, 2010	10,000	2.395%	May 26, 2015	(19)	(206)
June 9, 2010	5,000	2.340%	May 26, 2015	(39)	(100)
June 18, 2010	5,000	2.380%	May 24, 2015	(19)	(103)
September 21, 2011	5,000	1.595%	September 22, 2014	-	(18)
March 15, 2012	10,000	2.745%	March 15, 2016	(245)	(418)
December 19, 2014	20,000	1.180%	December 19, 2017	(163)	-
December 19, 2014	5,000	1.200%	December 19, 2017	(44)	-
December 19, 2015	10,000	2.005%	December 19, 2019	(190)	-
January 14, 2015	15,000	1.460%	December 19, 2018	(50)	-
				$(809)	$(1,061)

The Company reported no losses for the three and nine months ended March 31, 2015, as a result of hedge ineffectiveness.  Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign sales, foreign purchases of materials, and loan payments to and from subsidiaries.  The Company enters into such contracts for hedging purposes only.  For hedges of intercompany loan payments, the Company has not elected hedge accounting due to the general short-term nature and predictability of the transactions, and records derivative gains and losses directly to the statement of operations.  At March 31, 2015 and June 30, 2014, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized gain (losses) of $0.5 million and ($1.2) million, respectively, which approximate the unrealized gains and losses on the related loans.  The notional amounts of the Company’s forward contracts, by currency, are as follows:

	Notional Amount
	(in native currency)
Currency	March 31, 2015	June 30, 2014
Euro	19,779,460	24,289,064
British Pound Sterling	855,910	3,600,000
Canadian Dollar	-	3,975,192

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

Asset Derivatives
	March 31, 2015		June 30, 014
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Foreign exchange contracts	Other Assets	$2,332	Other Assets	$356

	Liability Derivatives
	March 31, 2015		June 30, 2014
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	$809	Accrued Liabilities	$1,061
Foreign exchange contracts	Accrued Liabilities	1,795	Accrued Liabilities	1,552
		$2,604		$2,613

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Interest rate swaps	$(448)	$(47)	$(550)	$(167)

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to Net Income for the periods ended (in thousands):

Details about Accumulated
Other Comprehensive	Three Months Ended		Nine Months Ended		Affected line item
Income (Loss) Components	March 31,		March 31,		in the Statements
	2015	2014	2015	2014	of Operations
Interest rate swaps	$296	$252	$802	$774	Interest expense

11)

Retirement Benefits

The Company has defined benefit pension plans covering certain current and former employees both inside and outside of the U.S.  The Company’s pension plan for U.S. employees is frozen for substantially all participants and has been replaced with a defined contribution benefit plan.

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three and nine months ended March 31, 2015 and 2014 consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Service cost	$53	$49	$10	$12
Interest cost	2,619	2,810	389	438
Expected return on plan assets	(3,489)	(3,378)	(355)	(391)
Recognized net actuarial loss	986	923	180	208
Amortization of prior service cost	14	14	(12)	-
Net periodic benefit cost	$183	$418	$212	$267

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Service cost	$158	$183	$34	$35
Interest cost	7,857	8,430	1,229	1,282
Expected return on plan assets	(10,466)	(10,134)	(1,118)	(1,143)
Recognized net actuarial loss	2,959	3,018	569	608
Amortization of prior service cost	41	43	(40)	-
Net periodic benefit cost	$549	$1,540	$674	$782

The Company expects to pay $1.6 million in contributions to its defined benefit plans during fiscal 2015.  Contributions of $0.6 million and $1.1 million were made during the three and nine months ended March 31, 2015.  Required contributions of $1.0 million will be paid to the Company’s U.K. defined benefit plan during 2015.  The Company also expects to make contributions of $0.2 million and $0.4 million to its unfunded defined benefit plans in the U.S. and Germany respectively during the current fiscal year.

12)

Income Taxes

The Company's effective tax rate from continuing operations for the three and nine months ending March 31, 2015 and March 31, 2014 were 24.9%, 23.5%, 26.6% and 26.2%, respectively.  The lower effective tax rates in 2014 were primarily due to non-recurring tax benefits related to non-taxable life insurance proceeds that were recorded discretely in the prior year.

13)

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Basic - Average shares outstanding	12,657	12,620	12,656	12,604
Effect of dilutive securities:
Unvested stock awards	131	117	152	154
Diluted - Average shares outstanding	12,788	12,737	12,808	12,758

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share.  No options to purchase common stock were excluded as anti-dilutive from the calculation of diluted earnings per share for the three and nine months ended March 31, 2015 and 2014, respectively.

Performance stock units of 28,111 and 37,049 for the nine months ended March 31, 2015 and 2014, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

14)

Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive loss are as follows (in thousands):

	March 31, 2015	June 30, 2014
Foreign currency translation adjustment	$(17,921)	$9,800
Unrealized pension losses, net of tax	(61,574)	(64,968)
Unrealized losses on derivative instruments, net of tax	(496)	(651)
Total	$(79,991)	$(55,819)

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

Net sales and income (loss) from continuing operations by segment for the three and nine months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended March 31,
	Net Sales		Income from Operations
	2015	2014	2015	2014
Segment:
Food Service Equipment Group	$91,064	$84,231	$6,404	$7,369
Engraving Group	26,896	27,278	5,757	5,957
Engineering Technologies Group	24,590	22,347	3,655	4,296
Electronics Products Group	28,006	30,672	5,298	5,283
Hydraulics Products Group	10,443	9,632	1,723	1,477
Restructuring costs			(398)	(1,381)
Corporate			(4,607)	(8,553)
Sub-total	$180,999	$174,160	$17,832	$14,448
Interest expense			(938)	(557)
Other non-operating income			103	3,457
Income from continuing operations before income taxes			$16,997	$17,348

	Nine Months Ended March 31,
	Net Sales		Income from Operations
	2015	2014	2015	2014
Segment:
Food Service Equipment Group	$303,430	$271,512	$24,989	$26,632
Engraving Group	81,609	80,689	18,647	16,550
Engineering Technologies Group	71,314	56,935	9,093	8,834
Electronics Products Group	85,299	85,277	15,582	14,813
Hydraulics Products Group	30,711	24,427	4,897	3,710
Restructuring costs			(2,354)	(5,831)
Other operating income (expense), net			(59)	1,962
Corporate			(15,874)	(20,020)
Sub-total	$572,363	$518,840	$54,921	$46,650
Interest expense			(2,369)	(1,709)
Other non-operating income			556	3,977
Income from continuing operations before income taxes			$53,108	$48,918

Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Income (loss) from operations by segment excludes interest expense and other non-operating income (expense).

The Company’s identifiable assets at March 31, 2015 and June 30, 2014 are as follows (in thousands):

	March 31, 2015	June 30, 2014
Food Service Equipment Group	$213,038	$214,674
Engraving Group	101,814	101,106
Engineering Technologies Group	146,658	75,591
Electronics Products Group	95,328	103,699
Hydraulics Products Group	18,001	16,410
Corporate & Other	74,804	66,680
Total	$649,643	$578,160

17)

Restructuring

The Company has undertaken cost reduction and facility consolidation initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2015			March 31, 2015
Fiscal 2015	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$243	$155	$398	$576	$953	$1,529
Prior year initiatives	-	-	-	125	700	825
	$243	$155	$398	$701	$1,653	$2,354

	Three Months Ended			Nine Months Ended
	March 31, 2014			March 31, 2014
Fiscal 2014	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$637	$744	$1,381	$1,172	$4,587	$5,759
Prior year initiatives	-	-	-	72		72
	$637	$744	$1,381	$1,244	$4,587	$5,831

2015 Restructuring Initiatives

The Company continues to focus on our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions and facility closures.  During the prior quarter, the Company announced the closure of our Food Service Equipment U.K. facility and entered into a distribution agreement with a U.K. based partner to reduce channel costs and enhance profitability, expand and strengthen, our U.K. Food Service Equipment group’s presence for all of our brands.  We incurred severance and non-cash lease impairment costs of $0.7 million associated with these activities during the nine months ended March 31, 2015 Restructuring expense related to the 2015 initiatives is expected to be $2.3 million, of which $1.5 million was incurred for the period ending March 31, 2015.

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at July 1, 2014	$-	$-	$-
Additions and adjustments	528	1,802	2,330
Payments	(528)	(1,462)	(1,990)
Restructuring liabilities at March 31, 2015	$-	$340	$340

Prior Year Initiatives

The Company previously announced a consolidation of our Food Service Equipment Group Cheyenne, Wyoming plant into its Mexico facility and other manufacturing consolidation efforts.  During the first quarter of fiscal year 2014 we recorded a non-cash expense of $3.3 million related to the impairment of long-lived assets in Cheyenne. Expenses totaling $0.8 million were recorded during the nine months of fiscal year 2015.

Restructuring activities related to all prior year initiatives are substantially complete.  The cumulative expense related to all activities making up this initiative is expected to be $10.8 million.

Activity in the reserve related to the prior year restructuring initiatives is as follows (in thousands):

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2014	$555	$-	$555
Additions and adjustments	24	-	24
Payments	(579)	-	(579)
Restructuring liabilities at March 31, 2015	$-	$-	$-

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2015			March 31, 2015
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment Group	$52	$134	$186	$219	$1,431	$1,650
Engraving Group	18	(3)	15	79	-	79
Engineering Technologies Group	55	-	55	55	-	55
Electronics Products Group	118	24	142	348	222	570
	$243	$155	$398	$701	$1,653	$2,354

	Three Months Ended			Nine Months Ended
	March 31, 2014			March 31, 2014
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment Group	$178	$722	$900	$452	$4,518	$4,970
Engraving Group	460	21	481	606	20	626
Electronics Products Group	-	-	-	187	48	235
	$638	$743	$1,381	$1,245	$4,586	$5,831

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Quarterly Report on Form 10-Q that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” "may," “will,” “expect," "believe," "estimate," "anticipate," ”intends,” "continue," or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company’s business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired.  These factors include, but are not limited to material adverse or unforeseen legal judgments, fines, penalties or settlements, conditions in the financial and banking markets, including fluctuations in exchange rates and the inability to repatriate foreign cash, general and international recessionary economic conditions, including the impact, length and degree of the current slow growth conditions on the customers and markets we serve and more specifically conditions in the oil and gas, food service equipment, automotive, construction, aerospace, energy, transportation and general industrial markets, lower-cost competition, the relative mix of products which impact margins and operating efficiencies, both domestic and foreign, in certain of our businesses, the impact of higher raw material and component costs, particularly steel, petroleum based products and refrigeration components, an inability to realize the expected cost savings from restructuring activities, effective completion of plant consolidations, cost reduction efforts, restructuring including procurement savings and productivity enhancements, capital management improvements, strategic capital expenditures, and the implementation of lean enterprise manufacturing techniques, the inability to achieve the savings expected from the sourcing of raw materials from and diversification efforts in emerging markets, the inability to attain expected benefits from strategic alliances or acquisitions and the inability to achieve synergies contemplated by the Company. Other factors that could impact the Company include changes to future pension funding requirements.  In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

Overview

We are a leading manufacturer of a variety of products and services for diverse commercial and industrial markets.  We have five reportable segments: Food Service Equipment Group, Engraving Group, Engineering Technologies Group, Electronics Products Group, and the Hydraulics Products Group.

Our long term strategy is to build larger industrial platforms through a value creation system that assists management in meeting specific corporate and business unit financial and strategic performance goals in order to create and sustain shareholder value.  The Standex Value Creation System has four components.  The Balanced Performance Plan process aligns annual goals throughout the business and provides a standard reporting, management and review process.  It is focused on setting and meeting annual and quarterly targets that support our short term and long term goals.  The Standex Growth Disciplines are a standard set of tools and processes to grow our businesses organically and through acquisitions.  Standex Operational Excellence employs LEAN processes to eliminate waste, improve profitability, cash flow and customer satisfaction.  Finally, the Standex Talent Management process provides training, development, and succession planning for our management team.  The value creation system provides standard tools and processes throughout Standex to deliver our business objectives:

•

It is our objective to grow larger and more profitable business units through both organic initiatives and acquisitions.  On an ongoing basis we identify and implement organic growth initiatives such as new product development, geographic expansion, introduction of products and technologies into new markets and applications, key accounts and strategic sales channel partners.  Also, we have a long-term objective to create sizable business platforms by adding strategically aligned or “bolt on” acquisitions to strengthen the individual businesses, to create both sales and cost synergies with our core business platforms, to accelerate their growth and margin improvement.  There is a particular focus on identifying and investing in opportunities that complement our products and will increase the global presence and capabilities of our businesses.  From time to time we have divested businesses that we felt were not strategic or did not meet our growth and return expectations.

•

We create “Customer Intimacy” by utilizing the Standex Growth Disciplines to partner with our customers in order to develop and deliver custom solutions or engineered products that provide technology-driven solutions to our customers.  This relationship generally provides us with the ability to sustain sales and profit growth over time and provide operating margins that enhance shareholder returns.  Further, we have made a priority of developing new sales channels and leveraging strategic customer relationships.

•

Standex Operational Excellence drives continuous improvement in the efficiency of our businesses.  We recognize that our businesses are competing in a global economy that requires that we constantly strive to improve our competitive position.  We have deployed a number of management competencies including operational excellence through lean enterprise, the use of low cost manufacturing facilities in countries such as Mexico, and China, the consolidation of manufacturing facilities to achieve economies of scale and leveraging of fixed infrastructure costs, alternate sourcing to achieve procurement cost reductions, and capital improvements to increase shop floor productivity, which drives improvements in the cost structure of our business units.

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

Because of the diversity of the Company’s businesses, end user markets and geographic locations, management does not use specific external indices to predict the future performance of the Company, other than general information about broad macroeconomic trends.  Each of our individual business units serves niche markets and attempts to identify trends other than general business and economic conditions which are specific to their businesses and which could impact their performance.  Those units report pertinent information to senior management, which use it to the extent relevant to assess the future performance of the Company.  A description of any such material trends is described below in the applicable segment analysis.

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

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollar amounts in thousands)	2015	2014	2015	2014
Net sales	$180,999	$174,160	$572,363	$518,840
Gross profit margin	31.6%	33.1%	31.8%	33.5%
Income from operations	17,832	14,448	54,921	46,650
Backlog (realizable within 1 year)	164,635	140,194	164,635	140,194

	Three Months Ended	Nine Months Ended
(In thousands)	March 31, 2015	March 31, 2015
Net sales, prior period	$174,160	$518,840
Components of change in sales:
Effect of exchange rates	(6,431)	(9,188)
Effect of acquisitions	10,684	27,506
Organic sales change	2,586	35,205
Net sales, current period	$180,999	$572,363

Net sales for the third quarter of 2015 increased $6.8 million, or 3.9%, when compared to the prior year quarter.  This change was due to organic sales increases of 1.5%, which includes 1.7% decline in sales to oil and gas customers.  Sales increased 6.1% due to sales generated by acquisitions primarily from Ultrafryer and Enginetics, partially offset by an exchange rate decline of 3.7%.  Our end markets remain strong overall with the exception of oil and gas where we have less than a 5% exposure across all of our businesses.  We expect that as a result of lower gas prices, growth in the automotive and food service equipment markets could offset some of the negative impact from our oil and gas exposure.  We anticipate that the weak euro will present a headwind to our businesses in the near future.  Sales in most segments had good momentum at the end of the third quarter which is expected to continue for the remainder of our fiscal year.

Net sales in the nine months ended March 31, 2015 increased $53.5 million, or 10.3%, when compared to the prior year.  This change was due to organic sales increases of 6.8% across each of our segments except Engineering Technologies which experienced lower sales due to adverse conditions in the oil and gas market.  Sales generated by acquisitions contributed to a 5.3% sales increase which was partially offset by an exchange rate decline of 1.8%.

Gross Profit Margin

Our gross margin for the third quarter of 2015 was 31.6% compared to the prior year quarter of 33.1%.  Margin is down in all divisions except Electronics.  The decrease is driven by unfavorable sales mix, increased operational costs, increased rebates due to higher buying group sales, and higher discounts and operational inefficiencies at our Cooking Solutions Group.  Our continued focus on increasing our margins and profitability in the Cooking Solutions Group has resulted in gross margin improvements as we exited the quarter.

Our gross margin in the nine months ended March 31, 2015 was 31.8% when compared to the prior year quarter of 33.5%.  Margin is down in all divisions except Engraving and Electronics.  The decrease is driven by unfavorable sales mix, increased operational costs, increased rebates due to higher buying group sales, and higher discounts and operational inefficiencies at our Cooking Solutions Group, unfavorable sales mix, and purchase accounting expenses of $1.7 million, or 0.3%, related to inventory.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) for the third quarter of 2015 were $39.0 million, or 21.6% of sales, compared to $41.7 million, or 24.0% of sales, during the prior year quarter.  The decreases are primarily due to a decrease of stock compensation costs of $1.0 million in the current year and the absence of management transition cost of $1.4 million recorded in 2014.

Selling, General, and Administrative Expenses for the nine months ended March 31, 2015 was $124.8 million, or 21.8% of sales, compared to $123.4 million, or 23.8% of sales, during the prior year.  The expense increase was driven by increased spending in distribution and selling expenses due to the 6.8% increase in organic sales, along with $4.8 million of ongoing base SG&A expenses associated with the recent acquisitions which were not a component of fiscal 2014 SG&A expenses, partially offset by the absence of $3.6 million of management transition expense that occurred in the prior year.

Other Operating Income, net

During the nine months ended March 31, 2014, other operating income, net was comprised of a $2.0 million net gain from insurance proceeds related to a catastrophic failure of a large vertical machining center located at our Engineering Technologies facility in Massachusetts.  Insurance proceeds of $3.0 million were partially offset by the write-off of the net book value of the machine of $1.0 million.

Income from Operations

Income from operations for the third quarter of 2015 was $17.8 million compared to $14.4 million during the prior year quarter.  The 23.4% operating income improvement is due to a 3.9% sales increase, stock compensation cost decrease of $1.0 million in the current year, and the absence of $1.4 million of management transition costs that occurred in the prior year quarter, and decreased restructuring expense of $1.0 million.

Income from operations for the nine months ended March 31, 2015 was $54.9 million compared to $46.7 million during the prior year.  The 17.7% operating income improvement is due to a 10.3% sales increase in the current year partially offset by a $2.0 million net gain from insurance proceeds recorded during fiscal 2014, and a $3.5 million reduction in restructuring expense as compared to the prior year.

Interest Expense

Interest expense for the three months and nine months ended March 31, 2015 was $0.9 million and $2.4 million, respectively compared to $0.6 million and $1.7 million during the prior year three months and nine months ended March 31, 2014 respectively.  The increase is primarily due to higher average borrowings outstanding during the quarter as a result of the Enginetics and Ultrafryer acquisitions.

Income Taxes

The Company's effective tax rate from continuing operations for the three and nine months ending March 31, 2015 and March 31, 2014 were 24.9%, 23.5%, 26.6% and 26.2%, respectively.  The lower effective tax rates in 2014 were primarily due to non-recurring tax benefits related to non-taxable life insurance proceeds that were recorded discretely in the prior year.

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

Backlog realizable within one year increased $24.4 million, or 17.4%, to $164.6 million at March 31, 2015 from $140.2 million at March 31, 2014.  The increase is primarily from our recent acquisitions.  We have strong backlog in our legacy businesses with the exception of the Engineering Technologies segment primarily due to softness in the oil and gas market.

Segment Analysis

Food Service Equipment Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2015	2014	Change	2015	2014	Change
Net sales	$ 91,064	$ 84,231	8.1%	$ 303,430	$ 271,512	11.8%
Income from operations	6,404	7,369	-13.1%	24,989	26,632	-6.2%
Operating income margin	7.0%	8.7%		8.2%	9.8%

Net sales in the third quarter of fiscal 2015 increased $6.8 million, or 8.1%, when compared to the prior year quarter.  Organic growth was 4.8%.  Refrigeration Solutions sales experienced 8.2% growth in the quarter as volume from the small footprint retail segment (which consists of dollar store and drug retail stores) remained strong.  We also saw declines in sales to national chains, which was offset by growth in lower margin sales through our dealer networks.  Cooking Solutions experienced a volume increase of approximately 20% overall with strong growth from the recent Ultrafryer acquisition; and 4.4% organic growth in the quarter driven by double digit growth from domestic buying groups and international sales.  Specialty Solutions experienced a 10.2% decrease in sales driven by the soft drink segment which directly affected our pump business, partially offset by increases in the merchandizer and deli display business.

Net sales in the nine months ended March 31, 2015 increased $31.9 million, or 11.8%, when compared to the prior year with organic growth of 8.1%.  Refrigeration Solutions sales showed growth of 9.4% as small footprint retail segment sales and dealer channel sales growth continued.  Cooking Solutions experienced greater than 20% sales increase, due to the Ultrafryer acquisition, and strong organic growth.  Specialty Solutions experienced a slight sales increase.

Income from operations in the third quarter of fiscal 2015 decreased by $1.0 million, or 13.1%, when compared to the prior year quarter.  This decrease is driven primarily by higher costs in consolidating manufacturing operations.  In Cooking Solutions, cost reductions and improvements in production, throughput and quality favorably impacted results late in third quarter.  As a result of this progress in the quarter we expect to see a favorable impact in the fourth quarter of 2015.  Operating income within Refrigeration Solutions was driven by volume increases and operating efficiencies offset with unfavorable customer mix.  Specialty Solutions income from operations decreased from prior year as a result of the reduced sales to beverage customers.

Income from operations in the nine months ended March 31, 2015 decreased $1.6 million, or 6.2%, when compared to the prior year.  Operating income declines in Cooking Solutions due to the manufacturing consolidation were partially offset by strong performance at Ultrafryer.  Refrigeration Solutions delivered a 17.8% increase to earnings as compared to prior year.  Specialty Solutions income from operations increased slightly as compared to prior year.  In March, the issues that have affected the performance of Cooking Solutions Group in the first nine months have been partially resolved.  We expect to see continued improvement in our fourth quarter results.

Engraving Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2015	2014	Change	2015	2014	Change
Net sales	$ 26,896	$ 27,278	-1.4%	$ 81,609	$ 80,689	1.1%
Income from operations	5,757	5,957	-3.4%	18,647	16,550	12.7%
Operating income margin	21.4%	21.8%		22.8%	20.5%

Net sales for the third quarter of 2015 decreased by $0.4 million, or 1.4%, when compared to the prior year quarter.  Foreign exchange impacts were unfavorable by $2.6 million or 9.5%.  Original equipment manufacturers (“OEMs”) mold texturizing sales in the Group increased outside North America.  While automotive new model launches remained strong, they lagged the significant growth seen last year in North America.  This was substantially off-set by strong sales growth in China of over 40% and in the roll, plate and machinery business in North America of over 20%.  Backlog for roll, plate and machinery business continues to strengthen in consumer markets and we expect to see increased sales in the fourth quarter.  Innovent business sales increased approximately 20% as a result of increased requirements from major OEM diaper manufacturers.

Net sales for the nine months ended March 31, 2015 increased $0.9 million or 1.1% when compared to the prior year.  Unfavorable foreign exchange impacted sales $4.0 million, or 5.0% year to date.  Our Mold-Tech operations in the Asia Pacific region continue to show strong growth over the prior year increasing by over 25%.  Sluggish market conditions in our roll, plate and machinery business appear to be improving.

Income from operations for the third quarter of 2015 decreased by $0.2 million, or 3.4%, when compared to the prior year quarter, driven by unfavorable foreign exchange impacts.  Improved performance in the Mold-Tech businesses worldwide was offset, in part, by manufacturing inefficiencies in the roll, plate and machinery business.

Income from operations for the nine months ended March 31, 2015 increased by $2.1 million, or 12.7%, when compared to the prior year.  Strong performance and leverage of incremental sales by the mold texturing business was offset by soft sales and reduced profit in the roll, plate and machinery business. Unfavorable foreign exchange impacted operating profit by $0.6 million.

Engineering Technologies Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2015	2014	Change	2015	2014	Change
Net sales	$ 24,590	$ 22,347	10.0%	$ 71,314	$ 56,935	25.3%
Income from operations	3,655	4,296	-14.9%	9,093	8,834	2.9%
Operating income margin	14.9%	19.2%		12.8%	15.5%

Net sales in the third quarter of fiscal year 2015 increased by $2.2 million, or 10.0%, when compared to the prior year quarter.  Organic sales decreased by 18.6% or $4.2 million.  Acquisitions contributed 30.2% or $6.8 million as foreign exchange losses contributed to the remainder.  Sales in the oil and gas market (which includes land based gas turbine component sales) were down 35% or $3.0 million from the prior year quarter.  The decline was a result of reduced demand due to lower oil prices delaying projects across the oil and gas market. We expect the oil and gas market to remain soft based on current pricing levels.  We have taken action to align operating costs with demand.  Sales in the defense market were down $2.2 million mostly due to contract timing on project based programs.  Launch vehicle sales increased 3.5% from the prior year quarter due to increased sales on development programs.  Legacy sales in the aviation market were up 11.5% compared to the prior year quarter.  The increase is a result of recent contract awards and development programs expected to move into the production phase in the fourth quarter.

Net sales for the nine months ended March 31, 2015 increased by $14.4 million, or 25.3%, compared to the prior year.  Acquisitions contributed $15.8 million while organic sales decreased by 2.2% or $1.2 million.  The organic sales decrease was primarily due to lower sales in the oil and gas and defense markets, down 19.4% and 46.1%, respectively from the prior year level.  The oil and gas market downturn is driven by economic conditions that have resulted in delays to orders and projects.  The decrease in sales to the defense market is due to timing on large scale project requirements, combined with an anticipated slowdown in demand on a production program.  Sales in the launch vehicle market were up 46% or $6.5 million.  The improvement is a result of higher demand on both production and development programs.

Income from operations in the third quarter of 2015 decreased by $0.6 million, or 14.9%, when compared to the prior year quarter.  The decrease in organic operating income was due to lower volume in the oil and gas and defense markets.

Income from operations for the nine months ended March 31, 2015 increased by $0.2 million compared to the prior year.  Operating income results were negatively impacted by $1.1 million of purchase accounting expenses.

Electronics Products Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2015	2014	Change	2015	2014	Change
Net sales	$ 28,006	$ 30,672	-8.7%	$ 85,299	$ 85,277	0.0%
Income from operations	5,298	5,283	0.3%	15,582	14,813	5.2%
Operating income margin	18.9%	17.2%		18.3%	17.4%

Net sales in the third quarter of fiscal year 2015 decreased $2.7 million, or 8.7%, when compared to the prior year quarter.  Organic growth, excluding acquisitions, decreased 1.2% or $0.4 million.  Sales decreased 8.2% or $2.5 million due to foreign exchange rate declines.  The sales volume decrease is primarily the result of North American customer inventory adjustments and a strong prior year quarter with certain one-time programs.  The European business grew 5.1% for the quarter in local currency while the Asia business was relatively flat.  We anticipate sales momentum across the segment to build in the fourth quarter.

Net sales for the nine months ended March 31, 2015 remained approximately flat when compared to the prior year.  Organic growth, excluding acquisitions, increased to 3.6% or $3.1 million.  Acquisition growth accounted for a 0.7% or $0.6 million sales increase for the period.  Sales decreased 4.3% or $3.6 million due to foreign exchange rate declines.  The volume increase is balanced between all three major geographic areas with much of the increase in new programs for sensors and relays.

Income from operations in the third quarter of fiscal year 2015 was slightly higher by 0.3%, when compared to the prior year quarter.  The increase is the result of a number of operational improvements and cost saving initiatives offsetting the foreign exchange rate declines and the margin decrease on lower sales.

Income from operations for the nine months ended March 31, 2015 increased $0.8 million, or 5.2%, when compared to the prior year.  The operating income increase is due to a number of material and labor cost savings including the further consolidation of the magnetics business from the Tianjin, China facility into our Shanghai facility.

Hydraulics Products Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2015	2014	Change	2015	2014	Change
Net sales	$ 10,443	$ 9,632	8.4%	$ 30,711	$ 24,427	25.7%
Income from operations	1,723	1,477	16.7%	4,897	3,710	32.0%
Operating income margin	16.5%	15.3%		15.9%	15.2%

Net sales in the third quarter of fiscal year 2015 increased $0.8 million, or 8.4%, when compared to the prior year quarter.  The increase is primarily due to market share gains in the domestic U.S. refuse market and strengthening in our traditional North America dump truck and trailer markets.  The market share gains in the refuse market are from new OEM applications on garbage trucks, container roll offs and compactor platforms. Several OEM’s are taking advantage of our ability to supply engineered telescopic hydraulic cylinders manufactured in North America combined with rod cylinders from China.  We expect that our sales momentum will carry into the fourth quarter.

Net sales for the nine months ended March 31, 2015 increased $6.3 million or 25.7% when compared to the prior year.  Sales increases for the nine months were due to market share gains and growth which are similar to the growth factors during the quarter.

Income from operations in the third quarter of fiscal year 2015 increased $0.2 million, or 16.7%, when compared to the prior year quarter.  The increase to income from operations during the third quarter is primarily due to sales volume increases at both the U.S. and China operations.  Production of cylinders in China has increased 37% as compared to the same quarter last year.

Income from operations for the nine months ended March 31, 2015 increased $1.2 million or 32.0% when compared to the prior year.  The increase to income from operations during this period is due to both volume increases and cost containment.

Corporate and Other

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2015	2014	Change	2015	2014	Change
Income (loss) from operations:
Corporate	$ (4,607)	$ (8,553)	-46.1%	$(15,874)	$(20,020)	-20.7%
Restructuring	(398)	$ (1,381)	-71.2%	(2,354)	$ (5,831)	-59.6%
Other operating income (expense), net	-	-		(59)	1,962	-103.0%

Corporate expenses in the third quarter of fiscal year 2015 decreased by $3.9 million, or 46.1%, when compared to the prior year quarter and $4.1 million or 20.7% for the nine months ended March 31, 2015.  The decreases are primarily due to reduced incentive and stock compensation costs in the current year and the absence of management transition cost of $1.4 million and $3.6 million recorded during the three and nine months ended March 31, 2014 respectively.

During the third quarter of fiscal year 2015, we incurred consolidated restructuring expenses of $0.4 million related to previously announced initiatives.

During the nine months ended March 31, 2015 we incurred consolidated restructuring expenses of $2.4 million, which were primarily the result of restructuring initiatives in the Food Service Equipment Group, related to both the closure of the Cheyenne, Wyoming facility and a U.K. food service facility.

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

Discontinued operations for the three and nine months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net sales	$-	$4,887	$-	$16,062
Pre-tax earnings	(186)	(264)	(833)	(4,950)
(Provision) benefit for taxes	47	218	240	1,663
Net earnings (loss) from discontinued operations	$(139)	$(46)	$(593)	$(3,287)

Liquidity and Capital Resources

At March 31, 2015, our total cash balance was $84.0 million, of which $73.3 million was held by foreign subsidiaries.  Our current plans are not expected to require a repatriation of cash to fund our U.S. operations.  Our capital allocation strategy is to use cash flow generated from operations outside the US to fund strategic growth programs including foreign acquisitions, and capital investments in local countries, and as a result, we intend to indefinitely reinvest our foreign earnings to fund our overseas growth.  The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.  If the undistributed earnings of our foreign subsidiaries are needed for operations in the United States we would be required to accrue and pay U.S. taxes upon repatriation.

Net cash provided by operating activities from continuing operations for the nine months ended March 31, 2015, was $23.1 million compared to cash provided by operations of $35.2 million the prior year.  The decrease of $12.1 million in cash provided by operating activities is primarily due to increase in net working capital of $13.8 million in order to support increased sales volumes.  Cash flow used in investing activities for the nine months ended March 31, 2015, was $74.8 million and consisted primarily of cash used to fund the acquisition of Enginetics for $54.9 million and capital expenditures of $18.8 million.  Cash inflows provided by financing activities for the nine months ended March 31, 2015 were $73.0 million and included net borrowings of $84.8 million, cash paid for dividends of $4.3 million, and employee stock repurchases of $8.2 million.

On December 19, 2014, the Company entered into an Amended and Restated Credit Agreement (“Credit Facility”, or “facility”).  This five-year Credit Facility expires in December 2019 and has a borrowing limit of $400 million, which can be increased by an amount of up to $100 million, in accordance with specified conditions contained in the agreement.  The facility also includes a $10 million sublimit for swing line loans and a $30 million sublimit for letters of credit.  The facility amends and restates a previously existing $225 million revolving credit agreement, which was scheduled to expire in January 2017.  Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of March 31, 2015, the Company has used $7.8 million against the letter of credit sub-facility and had the ability to borrow $210.3 million under the facility based on our current EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Agreement”), to interest expense for the trailing twelve months of at least 3.0:1.  Adjusted EBIT per the Credit Agreement specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to $7.5 million, and unlimited non-cash charges including gains or losses on sale of property and goodwill adjustments.  At March 31, 2015, the Company’s Interest Coverage Ratio was 29.37:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the credit agreement, calculated as Adjusted EBIT per the Credit Agreement plus depreciation and amortization, may not exceed 3.5:1. At March 31, 2015, the Company’s Leverage Ratio was 1.34:1.

As of March 31, 2015, we had borrowings under our facility of $129.8 million and the effective rate of interest for outstanding borrowings under the facility was 1.29%.  Funds borrowed under the facility may be used for working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), repayment of debt, payment of dividends, stock repurchases, and other general corporate purposes.

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

In order to manage our interest rate exposure, we are party to $90.0 million of floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average interest rate of 1.91%.

The following table sets forth our capitalization a March 31, 2015 and June 30, 2014:

(In thousands)	March 31, 2015	June 30, 2014
Long-term debt	$129,835	$45,056
Less cash and cash equivalents	83,986	74,260
Net debt (cash)	45,849	(29,204)
Stockholders' equity	346,312	340,726
Total capitalization	$392,161	$311,522

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $215.5 million at March 31, 2015, as compared to $216.0 million at the most recent measurement date, which occurred as of June 30, 2014.  The next measurement date to determine plan assets and benefit obligations will be on June 30, 2015.  At March 31, 2015, we do not expect to make mandatory contributions to the plan until 2020 and for our other defined benefit plans we expect to pay $1.6 million in prescribed contributions to our U.K. defined benefit plan and other unfunded defined benefit plans in both the U.S. and Europe during fiscal year 2015.  Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for six retired executives.  Current executives and new hires are not eligible for this program.  At March 31, 2015, the underlying policies have a cash surrender value of $18.4 million, less policy loans of $10.0 million.  As we have the legal right of offset, these amounts are reported net on our balance sheet.

In connection with the divestiture of ADP in March 2012, the Company remained an obligor under a lease that was assumed in full by the buyer on a facility in Portland, OR.  Pursuant to the transaction, the Company received a $3.0 million promissory note from the buyer.  The note is secured by a mortgage on the ADP real estate sold in the transaction in Detroit Lakes, MN, Medina, NY, and Powder Springs, GA, and contains a cross-default provision against the lease.  The Company remained the obligor of ADP’s Philadelphia, PA facility and administrative offices, and sublet space to the buyer after the divestiture.  The buyer terminated their obligation under the Philadelphia sublease in September 2014.  On February 4, 2015 we entered into a one year sublease with two renewal options effective March 1, 2015 for part of this facility.  Our aggregate obligation with respect to both the Portland and Philadelphia leases is $2.0 million, of which $0.9 million was recorded as a liability at March 31 2015.  We do not expect to record additional charges related to these obligations.

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

Employee Relations – The Company has labor agreements with a number of union locals in the United States and a number of European employees belong to European trade unions.  There are three union contracts in the U.S expiring during fourth quarter of fiscal year 2015.  Preliminary discussion have commenced with representatives of the three bargaining units.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risk by entering into forward foreign currency contracts from time to time.  The contracts are used as hedges against anticipated foreign cash flows, such as dividends and loan payments, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At March 31, 2015, the aggregate fair value of the Company’s open foreign exchange contracts is an asset of $0.5 million.

Our primary translation risk is with the Euro, British Pound Sterling, Canadian Dollar, and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any of these foreign currencies to the U.S. Dollar at March 31, 2015, would not result in a material change in our operations, financial position, or cash flows.  We do not hedge our translation risk.  As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we use interest rate swap agreements to modify our exposure to interest rate movements.  The Company’s currently effective swap agreements convert our base borrowing rate on $90.0 million of debt due under our Credit Agreement from a variable rate equal to LIBOR to a weighted average rate of 1.91% at March 31, 2015.

The Company’s effective rate on variable-rate borrowings, including the impact of interest rate swaps, under the revolving credit agreement decreased from 3.87% at June 30, 2014 to 1.29% at March 31, 2015.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently low.  As of March 31, 2015, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

The Engineering Technologies, Food Service Equipment, Electronics Products, and Hydraulics Products Groups are all sensitive to steel pricing, other metal commodities and petroleum based products.  In the past year, we have experienced price fluctuations for a number of materials including steel, copper wire, other metal commodities, refrigeration components and foam insulation.  These materials are some of the key elements in the products manufactured in these segments.  Wherever possible, we will implement price increases to offset the impact of increased commodity prices.  The ultimate acceptance of these price increases, if implemented, will be impacted by our affected divisions’ respective competitors and the timing of their price increases.

ITEM 4.

CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition.  As discussed in Note 2 to the consolidated financial statements contained in this Report; (I) the Company acquired all of the outstanding stock of Ultrafryer Systems, Inc., (“Ultrafryer”) on June 20, 2014.  Ultrafryer represents less than 2.4% of the Company's consolidated revenue for the nine months ended March 31, 2015 and approximately 4.4% of the Company's consolidated assets at March 31, 2015. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2015 excludes any evaluation of the internal control over financial reporting of Ultrafryer.  (II) the Company acquired all of the outstanding stock of MPE Aeroengines, Inc. including its wholly owned subsidiary Enginetics Corporation, (“Enginetics”) on September 4, 2014.  Enginetics represents 2.9% of the Company's consolidated revenue for the nine month ended March 31, 2015 and approximately 10.0% of the Company's consolidated assets at March 31, 2015.  Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2015 excludes any evaluation of the internal control over financial reporting of Enginetics.

There was no change in the Company's internal control over financial reporting during the quarterly period ended March 31, 2015 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended March 31, 2015
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - January 31, 2015	2,196	$ 76.59	2,196	376,685

February 1 - February 28, 2015	21,880	74.99	21,880	354,805

March 1 - March 31, 2015	1,719	74.11	1,719	353,086

Total	25,795	$ 75.07	25,795	353,086

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

STANDEX INTERNATIONAL CORPORATION

Date:	May 1, 2015	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	May 1, 2015	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer/Assistant Treasurer