Form 10-K
period 2015-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2015-08-27
CIK 310354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015	Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its Charter)

DELAWARE	31-0596149
(State of incorporation)	(I.R.S. Employer Identification No.)

11 KEEWAYDIN DRIVE, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

(603) 893-9701
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $1.50 Per Share	New York Stock Exchange

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

YES [   ]     NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at the close of business on December 31, 2014 was approximately $958,496,000.  Registrant’s closing price as reported on the New York Stock Exchange for December 31, 2014 was $77.26 per share.

The number of shares of Registrant's Common Stock outstanding on August 21, 2015 was 12,772,061

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2015 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report.

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

•

We create “Customer Intimacy” by partnering with our customers in order to develop and deliver custom solutions or engineered products that provide technology-driven solutions to our customers.  This relationship generally provides us with the ability to sustain sales and profit growth over time and provide superior operating margins to enhance shareholder returns.  Further, we have made a priority in developing new sales channels and leveraging strategic customer relationships.

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

Description of Segments

Food Service Equipment Group

The Food Service Equipment business is comprised of three groups.  The Refrigeration Solutions group manufactures walk in and cabinet coolers and freezers used in commercial food facilities and some industrial, life science and scientific applications.  The Cooking Solutions group manufacturers cooking equipment such as ovens, fryers, warmers and grills used in commercial food preparation and service.  The Specialty Solutions group consists of a specialty pump used in beverage applications and custom display merchandising.

Our products are used throughout the entire commercial food service process – from storage, to preparation, to cooking and to display.  The equipment that we design and manufacture is utilized in restaurants, convenience stores, quick-service restaurants, supermarkets, drug stores and institutions such as hotels, hospitals, and both corporate and school cafeterias to meet the challenges of providing food and beverages that are fresh and appealing while at the same time providing for food safety, energy efficiency and reliability of the equipment performance.  In the scientific markets, our product portfolio is used for research, testing and storage of pharmaceuticals, reagents, enzymes, plasma, whole blood, bone marrow, viruses, stem cells DNA and plant samples.

Food Service Equipment products are manufactured in Hudson, WI; New Albany, MS; Nogales, Mexico; Simpsonville, SC; San Antonio, TX; Belleville, WI; and Mountmellick, Ireland.  In addition, we have our culinary demonstration center in Allen, TX.  Our products are sold directly, through dealers, and through industry representatives in the Americas, Europe, Asia and Middle East.

Our product brands include:

-

Nor-Lake walk-in coolers and freezers and reach-in and under counter refrigerated cabinets to meet food service and scientific needs;

-

Master-Bilt® and Kool Star® refrigerated reach-in and under counter refrigerated cabinets, cases, display units, and walk-in coolers and freezers;

-

APW Wyott®, Bakers Pride®, and Tri-Star ovens, char broilers, commercial ranges, griddles, toasters, warmers, roller grills and countertop merchandisers used in cooking, toasting, warming and merchandising food;

-

BKI® and Barbecue King® commercial cook and hold units, rotisseries, pressure fryers, ovens and baking equipment;

-

Ultrafryer® commercial deep fryers for restaurant and commercial installations;

-

Federal merchandizing display cases for bakery, deli and confectionary products; and

-

Procon® pump systems used in beverage and industrial fluid handling applications.

We continue to expand this segment through new product introductions and acquisitions.

Engraving Group

The Engraving Group consists of three product lines.  Mold-Tech is a world-wide leader in applying textures to molds on which manufacturers produce a final product with the desired surface textures on molded plastic parts and slush-molded parts.  Mold-Tech serves the global auto industry as well as consumer goods.  Rolls plates and machinery is a niche business which engraves patterns into rolls used to texturize building materials, packaging materials, papers and non-woven fabrics.  Innovent is a specialized supplier of tools and machines used to produce diapers and products which contain absorbent materials between layers of non-woven fabric.

We simplify the supply chain for global Original Equipment Manufacturers, “OEM”, as a single source texture solutions supplier.  We provide texturizing services for the production of automotive components, particularly for interior dashboards and upholstery, textiles for paper towels and hygiene products, consumer products and cosmetic appearances, construction applications, various synthetic flooring products, and electronics used in computers, cell phones and printers.

Our worldwide Mold-Tech locations enable us to better serve our customers within key geographic areas on 6 continents including the United States, Canada, Europe, China, India, Southeast Asia, Korea, Australia, South Africa, and South America.  Our products are primarily sold directly through our global sales network.  The Engraving Group serves a number of industries including automotive, plastics, building products, synthetic materials, converting, textile and paper, computer, housewares, hygiene product tooling and aerospace industries.

The Engraving Group brands include:

-

Mold-Tech® which provides design and program management services texturizes molds used in the production of plastic parts and manufactures nickel shell slush mold tooling.

-

Mullen® Burst Testers.

-

Roehlen®, B.F. Perkins®, Eastern Engraving and I R International manufacture machinery, engrave rolls and plates used in production of textured industrial products.

-

Innovent is an engineering and manufacturing company delivering innovative product and service solutions to hygiene, aerospace and other industrial clients around the world.

We are particularly focused on growth through the establishment of new “greenfield” facilities in emerging markets and development of proprietary digital based process technology.  Our extensive worldwide network of 35 manufacturing and design centers provide uniform engravings to satisfy the needs of our global customers.  We expect to continue to strengthen our market leadership position through continuously expanding the breadth of products and services we provide customers globally.

Engineering Technologies Group

The Engineering Technologies Group, “ETG”, provides critical engineered parts in all workable metal alloys using various forming processes.  Our competitive advantage is to deliver net and near net formed single-source customized solutions which requires less input and raw material than traditional processes.  The industry defines net and near net forming as the delivery of parts that can be inserted directly into the production line with no or little surface finishing required. Our precision manufacturing capabilities include metal spinning, metal forming, press forming, stretch forming, hydroforming, heat treating and brazing, computer numerical control and electrical discharge machining, high speed milling, and other fabrication services in all thickness and size ranges for all workable metal alloys.

ETG solutions are in a wide variety of advanced applications, where the utilization of our precision net and near net forming technologies, combined with our business placement within the manufacturing process to deliver customer components and assemblies with reduced input weight, part count, and cycle times.  These solutions are found in the aviation, defense, energy, industrial, medical, marine, oil and gas, and manned and unmanned space markets.  Our components and assemblies have been present on most major commercial aviation aircraft engines and nacelles as well as defense and navy nuclear programs.  We provide complex assemblies and formed solutions for the energy and oil and gas OEM’s, MRI machine formed components, and single piece formed and machined fuel and liquid oxygen tanks and tank domes for commercial and government space programs.

The group includes our legacy Spincraft units, with locations in North Billerica, Massachusetts, New Berlin, Wisconsin, and the Spincraft ETG location in Newcastle upon Tyne in the U.K.  The latest addition to the group, Enginetics, has plants in Huber Heights and Eastlake, OH.  Our sales are direct with the OEM’s in the particular market, throughout the world, with the majority of our sales in North America and Europe.

Electronics Products Group

The Electronics Products Group is a manufacturer of custom magnetic sensing and electromechanical components such as: reed switches, reed relays; fluid level sensors, flow, pressure, proximity, conductive and inductive sensors; electronics assemblies; and magnetic components such as toroid and planar transformers.

We are a global components solutions provider who designs, engineers, and manufactures innovative electronic components and sensors to solve our customers’ application needs. Our mission and vision is to be a strategic partner with customers utilizing our innovative capabilities and solutions to solve challenges, and deliver high-quality products.  Our components are small custom or standard parts that play an important role in larger products.  Our products are vital to a diverse array of markets where a component can provide critical system feedback such as on/off, flow, level monitoring, proximity, etc., switches and control capabilities, transforming and isolating power safely, and measuring fluid levels.  Our end user is typically an OEM industrial equipment manufacturer.  Other end-user markets include, but are not limited to: transportation, appliances, HVAC, security, military, medical, aerospace, instrumentation, and general industrial/power applications.

Our components are manufactured in plants located in the USA, Mexico, Canada, the UK, Germany and China.  We sell and build relationships globally through our own direct sales force, regional sales managers, commissioned agents, representative groups, and distribution channels.  Our products are sold globally with approximately fifty percent of sales within North America, forty percent within Europe and the balance in Asia.

Our brand names are Standex Electronics and Standex-Meder Electronics.  We continue to expand the business through organic growth with current customers, new customers, developing new products and technologies, geographic expansion, and strategic acquisitions.

Hydraulics Products Group

The Hydraulics Products Group is a global manufacturer of mobile hydraulic cylinders including single or double acting telescopic and piston rod hydraulic cylinders. Additionally we manufacture a specialty pneumatic cylinder and promote complete wet line kits, which are complete hydraulic systems that include a pump, valves, hose and fittings.

Industries that use our products are construction equipment, refuse, airline support, mining, oil and gas, and other material handling applications.  Our products are utilized by OEMs on vehicles such as dump trucks, dump trailers, bottom dumps, garbage trucks, container roll off vehicles, hook lift trucks, liquid waste handlers, compactors, balers, airport catering vehicles, container handling equipment for airlines, lift trucks, yard tractors, and underground mining vehicles.

We manufacture our cylinders in Hayesville, Ohio and Tianjin, China.  Our products are sold directly to OEMs, as well as distributors, dealers, and aftermarket repair outlets primarily in North America with some sales in South America and Asia.

We provide Custom Hoists® branded single and double acting telescopic hydraulic cylinders and single stage, welded type piston rod hydraulic cylinders for use in the mobile hydraulics industry.

Responsiveness to new opportunities drives continuous top line growth.  We leverage our full line of products for the dump truck and trailer market and deep expertise in their application to expand into new markets, targeting challenging custom applications.  Our flexible design capability and global supply chain enable us to be successful in our expansion efforts.  Our team is dedicated to superior customer service through our technical engineering support and on-time delivery.

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

Patents and Trademarks

We hold approximately 58 United States patents and patents pending covering processes, methods and devices and approximately 44 United States trademarks.  Many counterparts of these patents have also been registered in various foreign countries.  In addition, we have various foreign registered and common law trademarks.

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

Customers

Our business is not dependent upon a single customer or a few large customers, the loss of any one of which would not have a material adverse effect on our operations.  No customer accounted for more than 5% of our consolidated revenue in fiscal 2015 or any of the years presented.

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

Backlog orders in place at June 30, 2015 and 2014 are as follows (in thousands):

	2015	2014
Food Service Equipment	$46,147	$51,516
Engraving	18,992	11,456
Engineering Technologies	93,012	64,083
Electronics Products	38,445	32,102
Hydraulics Products	4,776	5,678
Total	201,372	164,835
Net realizable beyond one year	33,215	21,703
Net realizable within one year	$168,157	$143,132

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

International Operations

We have international operations in all of our business segments.  International operations are conducted at 50 locations, in Europe, Canada, China, India, Southeast Asia, Korea, Australia, Mexico, Brazil, and South Africa.  See the Notes to Consolidated Financial Statements for international operations financial data.  Our international operations contributed approximately 27% of operating revenues in 2015 and 29% in 2014.  International operations are subject to certain inherent risks in connection with the conduct of business in foreign countries including, exchange controls, price controls, limitations on participation in local enterprises, nationalizations, expropriation and other governmental action, restrictions of repatriation  of earnings, and changes in currency exchange rates.

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

Environmental Matters

Based on our knowledge and current known facts, we believe that we are presently in substantial compliance with all existing applicable environmental laws and regulations and do not anticipate any instances of non-compliance that will have a material effect on our future capital expenditures, earnings or competitive position.

Financial Information about Geographic Areas

Information regarding revenues from external customers attributed to the United States, all foreign countries and any individual foreign country, if material, is contained in the Notes to Consolidated Financial Statements for “Industry Segment Information.”

Number of Employees

As of June 30, 2015, we employed approximately 5,100 employees of which approximately 2,200 were in the United States.  About 300 of our U.S. employees were represented by unions.  Approximately 42% of our production workforce is situated in low-cost manufacturing regions such as Mexico, Brazil and Asia.

Executive Officers of Standex

The executive officers of the Company as of June 30, 2015 were as follows:

Name	Age	Principal Occupation During the Past Five Years
David Dunbar	53	President and Chief Executive Officer of the Company since January 2014; President of the Valves and Controls global business unit of Pentair Ltd from 2009 through December 31, 2013.
Thomas D. DeByle	55	Vice President and Chief Financial Officer of the Company since March 2008.
Deborah A. Rosen	60	Chief Legal Officer of the Company since October 2001; Vice President of the Company since July 1999.
Anne De Greef-Safft	52

Group President of the Food Service Equipment Group since January 2015; President of Danaher’s Gems, Setra, Sonix and Anderson Companies, where she directed the worldwide operations, marketing and sales, engineering, accounting and human resources functions of these businesses from 2009 through 2014.

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

We operate in 50 locations outside of the United States in Europe, Canada, China, India, Singapore, Korea, Australia, Mexico, Brazil, and South Africa.  If we are unable to successfully manage the risks inherent to the operation and expansion of our global businesses, those risks could have a material adverse effect on our business, results of operations or financial condition.  Those international business risks include:

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We have a total of 94 facilities, of which we operate 77 manufacturing plants and warehouses located throughout the United States, Europe, Canada, Australia, Southeast Asia, Korea, China, India, Brazil, South Africa, and Mexico.  The Company owns 25 of the facilities and the balance are leased.  For the year ended June 30, 2015 the approximate building space utilized by each product group is as follows:

		Area in Square Feet (in thousands)
Segment location	Number of Facilities	Leased	Owned	Total
EMEA(1)	3	24	9	33
Other Americas	4	33	185	218
United States	15	353	790	1,143
Food Service Equipment Group	22	410	984	1,394

Asia Pacific	13	255	-	255
EMEA(1)	12	107	-	107
Other Americas	3	66	-	66
United States	7	55	215	270
Engraving Group	35	483	215	698

EMEA(1)	3	80	-	80
United States	6	196	171	367
Engineering Technologies Group	9	276	171	447

Asia Pacific	2	37	-	37
EMEA(1)	5	8	89	97
Other Americas	2	12	57	69
United States	4	32	31	63
Electronics Group	13	89	177	266

Asia Pacific	2	65	-	65
Other Americas	1	1	-	1
United States	6	20	101	121
Hydraulics Products Group	9	86	101	187

United States	6	206	255	461
Corporate & Other	6	206	255	461
Total	94	1,550	1,903	3,453

(1)   EMEA consists primarily of Europe, Middle East and S. Africa.

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

PART II

Item 5.  Market for Standex Common Stock

Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market in which the Common Stock of Standex is traded is the New York Stock Exchange under the ticker symbol “SXI”.  The high and low sales prices for the Common Stock on the New York Stock Exchange and the dividends paid per Common Share for each quarter in the last two fiscal years are as follows:

	Common Stock Price Range				Dividends Per Share
	2015		2014
Year Ended June 30	High	Low	High	Low	2015	2014
First quarter	$ 76.99	$ 65.01	$ 60.96	$ 52.00	$ 0.10	$ 0.08
Second quarter	87.05	70.25	64.90	56.15	0.12	0.10
Third quarter	83.98	66.72	63.76	52.29	0.12	0.10
Fourth quarter	84.47	77.62	78.49	53.82	0.12	0.10

The approximate number of stockholders of record on July 31, 2015 was 1,683.

Additional information regarding our equity compensation plans is presented in the Notes to Consolidated Financial Statements under the caption “Stock-Based Compensation and Purchase Plans” and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities (1)
Quarter Ended June 30, 2015
Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2015	1,150	$ 80.27	1,150	351,936
May 1 - May 31, 2015	846	78.74	846	351,090
June 1 - June 30, 2015	4,547	79.57	4,547	346,543
TOTAL	6,543	$ 79.59	6,543	346,543

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

Item 6.  Selected Consolidated Financial Data

Selected financial data for the five years ended June 30, is as follows:

See Item 7 for discussions on comparability of the below.

	2015	2014	2013	2012	2011
SUMMARY OF OPERATIONS (in thousands)
Net sales
Food Service Equipment	$ 408,706	$ 377,848	$ 367,008	$ 364,759	$ 343,150
Engraving	110,781	109,271	93,380	93,611	85,258
Engineering Technologies	97,018	79,642	74,838	74,088	61,063
Electronics Products	114,196	114,881	108,085	48,206	46,600
Hydraulics Products	41,441	34,538	30,079	29,922	22,925
Total	$ 772,142	$ 716,180	$ 673,390	$ 610,586	$ 558,996
Gross profit	$ 247,486	$ 238,269	$ 218,191	$ 201,736	$ 185,858
Operating income (loss)
Food Service Equipment	$ 37,456	$ 38,203	$ 37,533	$ 38,389	$ 37,633
Engraving	24,250	22,145	15,596	17,896	14,182
Engineering Technologies	13,097	12,676	13,241	14,305	12,606
Electronics Products	20,884	19,732	16,147	8,715	7,551
Hydraulics Products	7,013	5,781	4,968	4,403	2,436
Restructuring (a)	(3,443)	(10,077)	(2,666)	(1,685)	(1,843)
Gain on sale of real estate	-	-	-	4,776	3,368
Other operating income (expense), net	438	3,462	-	-	-
Corporate and Other	(21,051)	(26,054)	(22,924)	(23,443)	(20,959)
Total	$ 78,644	$ 65,868	$ 61,895	$ 63,356	$ 54,974
Interest expense	(3,161)	(2,249)	(2,469)	(2,280)	(2,107)
Other non-operating (loss) income	634	4,184	(128)	519	(199)
Provision for income taxes	(20,874)	(18,054)	(15,244)	(15,699)	(15,027)
Income from continuing operations	55,243	49,749	44,054	45,896	37,641
Income/(loss) from discontinued operations	(500)	(6,883)	794	(14,991)	(2,275)
Net income	$ 54,743	$ 42,866	$ 44,848	$ 30,905	$ 35,366

(a)

See discussion of restructuring activities in Note 16 of the consolidated financial statements.

	2015	2014	2013	2012	2011
PER SHARE DATA
Basic
Income from continuing operations	$ 4.37	$ 3.94	$ 3.51	$ 3.67	$ 3.02
Income/(loss) from discontinued operations	(0.04)	(0.55)	0.06	(1.20)	(0.18)
Total	$ 4.33	$ 3.39	$ 3.57	$ 2.47	$ 2.84
Diluted
Income from continuing operations	$ 4.31	$ 3.89	$ 3.45	$ 3.59	$ 2.95
Income/(loss) from discontinued operations	(0.04)	(0.54)	0.06	(1.17)	(0.18)
Total	$ 4.27	$ 3.35	$ 3.51	$ 2.42	$ 2.77

Dividends declared	$ 0.46	$ 0.38	$ 0.31	$ 0.27	$ 0.23

	2015	2014	2013	2012	2011
BALANCE SHEET (in thousands)
Total assets	$ 660,341	$ 578,160	$ 510,573	$ 479,811	$ 474,905
Accounts receivable	110,478	107,674	97,995	96,493	92,032
Inventories	108,305	97,065	81,811	70,802	72,447
Accounts payable	80,764	85,206	67,552	60,229	66,103
Goodwill	154,732	125,965	111,905	100,633	102,439

Short-term debt	$ -	$ -	$ -	$ -	$ 5,100
Long-term debt	103,031	45,056	50,072	50,000	46,500
Total debt	103,031	45,056	50,072	50,000	51,600
Less cash	96,128	74,260	51,064	54,749	14,407
Net debt (cash)	6,903	(29,204)	(992)	(4,749)	37,193
Stockholders' equity	348,570	340,726	290,988	242,907	245,613

KEY STATISTICS	2015	2014	2013	2012	2011
Gross profit margin	32.1%	33.3%	32.4%	33.0%	33.2%
Operating income margin	10.2%	9.2%	9.2%	10.4%	9.8%

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading manufacturer of a variety of products and services for diverse commercial and industrial markets.  We have five reportable segments: Food Service Equipment Group, Engraving Group, Engineering Technologies Group, Electronics Products Group, and the Hydraulics Products Group.

Our long term strategy is to build larger industrial platforms through a value creation system that assists management in meeting specific corporate and business unit financial and strategic performance goals in order to create and sustain shareholder value.  The Standex Value Creation System has four components.  The Balanced Performance Plan process aligns annual goals throughout the business and provides a standard reporting, management and review process.  It is focused on setting and meeting annual and quarterly targets that support our short term and long term goals.  The Standex Growth Disciplines are a standard set of tools and processes to grow our businesses organically and through acquisitions.  Standex Operational Excellence employs LEAN processes to eliminate waste, improve profitability, cash flow and customer satisfaction.  Finally, the Standex Talent Management process provides training, development, and succession planning for our employees.  The value creation system provides standard tools and processes throughout Standex to deliver our business objectives:

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

•

Our capital allocation strategy is to use cash flow generated from operations to fund the strategic growth programs described above, including acquisitions, dividends, and capital investments for organic growth and cost reductions.  We recognize that cash flow is fundamental to our ability to invest in organic and acquisitive growth for our business units and return cash to our shareholders in the form of dividends.

As part of this ongoing strategy, during the first quarter of fiscal year 2015, we acquired Enginetics Corporation, (“Enginetics”), a leading producer of aircraft engine components for all major aircraft platforms.  This investment complements our Engineering Technologies Group and allows us to provide broader solutions to the aviation market.  During June 2014, we also acquired Ultrafryer Systems, Inc., (“Ultrafryer”), a manufacturer of high quality commercial deep fryers.  This investment expanded our Food Service Equipment Group’s cooking product line capabilities in restaurant chains and commercial food service institutions.  During June 2014, we also acquired the assets of Planar Quality Corporation, a producer of transformers for commercial military and space applications.  This investment strategically enhances our Electronics Group’s transformer product line capabilities.

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

Restructuring expenses reflect costs associated with the Company’s efforts to continuously improve operational efficiency and expand globally in order to remain competitive in the end-user markets we serve.  Each year the Company incurs costs for actions to size its businesses to a level appropriate for current economic conditions and to improve its cost structure to enhance our competitive position and operating margins.  Such expenses include costs for moving facilities to low-cost locations, starting up plants after relocation, curtailing or downsizing operations because of changing economic conditions, and other costs resulting from asset redeployment decisions. Shutdown costs include severance, benefits, stay bonuses, lease and contract terminations, asset write-downs, costs of moving fixed assets, moving, and relocation costs. Vacant facility costs include maintenance, utilities, property taxes, and other costs.

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

We monitor a number of key performance indicators (“KPIs”) including net sales, income from operations, backlog, effective income tax rate, and gross profit margin.  A discussion of these KPIs is included in the discussion below.  We may also supplement the discussion of these KPIs by identifying the impact of foreign exchange rates, acquisitions, and other significant items when they have a material impact on the discussed KPI.

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

Unless otherwise noted, references to years are to fiscal years.

Consolidated Results from Continuing Operations (in thousands):

	2015	2014	2013
Net sales	$772,142	$716,180	$673,390
Gross profit margin	32.1%	33.3%	32.4%
Restructuring costs	3,443	10,077	2,666
Other income/(expense) operating	438	3,462	-
Income from operations	78,644	65,868	61,895

Backlog (realizable within 1 year)	$168,157	$143,132	$125,396

	2015	2014	2013
Net sales	$772,142	$716,180	$673,390
Components of change in sales:
Effect of acquisitions	38,155	297	55,129
Effect of exchange rates	(16,423)	3,954	(2,807)
Organic sales growth	34,230	38,539	10,482

Net sales for the fiscal year 2015 increased by $56.0 million, or 7.8%, when compared to the prior year.  The increase is driven by $34.2 million or 4.8% of organic sales growth from three of our segments, $38.2 million or 5.3% of acquisitions from Enginetics, Ultrafryer, and Planar partially offset by unfavorable foreign exchange of $16.4 million or 2.3% primarily from the strength of the U.S. dollar as compared to the Euro and Pound.  Sales growth is a result of success of our top-line growth initiatives and improvements in end-user markets.  We expect unfavorable foreign exchange impacts to revenue to continue into our first and second quarters of fiscal year 2016.

Net sales for the fiscal year 2014 increased by $42.8 million, or 6.4%, when compared to the prior year.  The increase is driven by $38.5 million or 5.7% of organic sales growth from all our segments and favorable foreign exchange of $4.0 million.  Sales growth is a result of success of our top-line growth initiatives and improvements in end-user markets.

Gross Profit Margin

During 2015, gross margin decreased to 32.1% as compared to 33.3% in 2014.  This decrease is primarily a result of exchange rate declines, an unfavorable sales mix as compared to the prior year, coupled with $1.7 million of purchase accounting charges associated with the Enginetics and Ultrafryer acquisitions.

During 2014, gross margin increased to 33.3% as compared to 32.4% in 2013.  This increase is primarily a result of sales volume and favorable sales mix, coupled with the absence of $1.5 million of purchase accounting charges incurred during 2013 associated with the Meder acquisition. Gross margin has increased at the Engraving Group due to strong automotive Mold-Tech sales.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses, (“SG&A”) for the fiscal year 2015 were $165.8 million or 21.5% of sales compared to $165.8 million or 23.1% of sales during the prior year.  The decline in SG&A as a percentage of sales relates to three primary items: the absence of $3.9 million of management transition costs in the prior year; increased selling and distribution expense in the current year associated with a 4.8% increase in organic sales during the year; and $6.6 million of incremental expenses as a result of the Ultrafryer and Enginetics acquisitions.

Selling, general, and administrative expenses for the fiscal year 2014 were $165.8 million or 23.1% of sales compared to $153.6 million or 22.8% of sales.  The increase was driven by $3.9 million of management transition costs, $3.4 million of compensation expense due to improved performance and increase of $3.1 million of increased selling and distribution expenses due to incremental sales volume.  The charge for management transition expense included search fees, relocation and other costs associated with the hiring of a new chief executive officer (“CEO”) and the acceleration of stock incentive compensation expenses related to the retired CEO.

Income from Operations

Income from operations for the fiscal year 2015 increased by $12.8 million or 19.4%, when compared to the prior year.  The increase is primarily driven by $56.0 million of sales increases, increasing gross profit by $9.2 million, along with a $6.6 million decline in restructuring expenses, and a reduction in net gain from insurance proceeds of $3.0 million.

Income from operations for the fiscal year 2014 increased by $4.0 million or 6.4%, when compared to the prior year.  The increase was primarily driven by $42.8 million of sales increases, gross profit improvement of $20.0 million, and a $3.5 million net gain from insurance proceeds, partially offset by increased operating expense and restructuring costs associated with the completion of a facility closure in the Food Service Equipment Group.

Discussion of the performance of all of our reportable segments is more fully explained in the segment analysis that follows.

Interest Expense

Interest expense for the fiscal year 2015 was $3.2 million, an increase of $0.9 million as compared to the prior year.  The increase is primarily due to higher average borrowings outstanding during the year as a result of the Enginetics acquisition and increased capital spending to support strategic growth programs.  Interest expense of $2.2 million during 2014 was comparable with 2013.

Income Taxes

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2015 was $20.9 million, an effective rate of 27.4%, compared to $18.1 million, an effective rate of 26.6% for the year ended June 30, 2014, and $15.2 million, an effective rate of 25.7% for the year ended June 30, 2013.  Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, the amount of the Company's income or loss, the mix of income earned in the U.S. versus outside the U.S., the effective tax rate in each of the countries in which we earn income, and any one time tax issues which occur during the period.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2015 was impacted by the following items: (i) a benefit of $0.5 million related to the R&D tax credit that expired during the fiscal year on December 31, 2014 (ii) a benefit of $4.0 million due to the mix of income earned in jurisdictions with beneficial tax rates.

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

Capital Expenditures

In general, our capital expenditures over the longer term are expected to be approximately 2% to 3% of net sales.  During 2015, capital expenditures increased to $22.6 million compared to $18.8 million in the prior year.  We anticipate capital expenditures in the range of $26.0 million to $28.0 million in 2016 including approximately $6.0 million related to a new facility to support growth in the aviation market.

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

Backlog realizable within one year increased $25.0 million, or 17.5%, to $168.2 million at June 30, 2015 from $143.1 million at June 30, 2014.  Backlog excluding the acquisition year over year is down by $1.2 million or 0.8%.

Segment Analysis (in thousands)

Food Service Equipment

	2015 compared to 2014			2014 compared to 2013
(in thousands except			%			%
percentages)	2015	2014	Change	2014	2013	Change
Net sales	$ 408,706	$ 377,848	8.2%	$ 377,848	$ 367,008	3.0%
Income from operations	37,456	38,203	-2.0%	38,203	37,533	1.8%
Operating income margin	9.2%	10.1%		10.1%	10.2%

Net sales for fiscal year 2015 increased $30.9 million, or 8.2%, when compared to the prior year.  The sales growth was driven by organic sales increases of 4.9%, sales generated from Ultrafyer of 3.9%, partially offset by foreign exchange declines.  The Refrigerated Solutions Group sales increased 4.7% as the group saw a return of the drug retail business in 2015 and continued to have strong sales into the dollar store market.  Also adding to 2015 growth were general dealer markets which were up appreciably, but at a lower price point and with lower-margin product mix.  This strength was partially offset by weakness in national food service chains.  Sales from the Cooking Solutions Group increased by 22.2% year over year.  Excluding the Ultrafryer acquisition, Cooking Solutions Group grew at 4.2%. The acquisition of Ultrafryer has generated strong sales growth and has provided access to new chains. Elsewhere in the Cooking Solutions Group, growth was driven by U.S. retail supermarket customers.  We have re-aligned our European distribution in the U.K. by closing our direct sales office.  This is expected to yield profitable sales growth in 2016.  The closure of a facility at the end of fiscal year 2014 caused delays in customer deliveries during the year.  Factory and distribution center performance improved gradually during the year as we continued to align product mix in each distribution center with our customers’ needs.  Further improvements are planned during 2016 to optimize the segment’s distribution network.  Specialty Solutions sales increased 1.1% as our European pump business was impacted by the weakening of the Euro during the year.  Foreign exchange losses in the group were offset by sales growth in our specialty merchandising business as several new chains have signed on for development of customized solutions.  We anticipate strong growth in the deli and display case markets primarily in convenience and small footprint retail stores in 2016.

Income from operations for fiscal year 2015 decreased $0.7 million, or 2.0%, when compared to the prior year, and operating income margin declined from 10.1% to 9.2%.  The positive impact of the year-over-year volume increase was offset by a combination of adverse market channel, product and customer mix changes; negative foreign exchange impacts and disruptions resulting from a factory closure.  During the fourth quarter operating income margin increased 0.9% over prior year to 11.8%.  The operating income margin results in the Group have been trending favorably.  We expect to realize the full benefits of the factory consolidation in the first half of 2016.

We have targeted operational margin improvements in 2016.  This is expected to be driven by product line rationalization; realignment of our U.K. sales channel; introduction of several new products; and capital-related cost reduction projects.  In addition, we are realigning our organizational structure, reducing the number of P&Ls from seven to four, building a strong leadership team, and implementing operational excellence initiatives.

Net sales for fiscal year 2014 increased $10.8 million, or 3.0%, when compared to the prior year. The Refrigerated Solutions (walk-in coolers and freezers and refrigerated cabinets) and Specialty Solutions businesses grew approximately 5.8% and 3.6%, respectively, year over year, while the Cooking Solutions Group net sales declined by 3.0% year over year.  The Refrigeration business continued to see penetration into the dollar store segment with its new line of “endless” merchandising products.  Also strong were the general dealer markets and specialty cabinets for the beverage industry.  This strength was partially offset by continued weakness in the drug retail segment as new store construction is at reduced levels compared to prior year, and to our quick-service restaurant chain customers that had reduced domestic capital spending due to customer changes in timing of deliveries.  The Specialty Solutions Group growth was driven by strong growth in the beverage pump business as demand returned in both the domestic and international markets, particularly with demand for new products in the European espresso market segment.  This growth was partially offset by a sales decline in the Specialty Merchandising segment due to soft demand in the middle of the fiscal year.  The sales decline in the Cooking Solutions Group was driven by weakness at several key dealers, lapping of a chain rollout in the prior year and reductions in inventories at parts distributors.  This was partially overcome by strengthening of the U.S. retail supermarket deli market segment, overcoming further softening of sales in the U.K.  In addition, the Cooking Group benefited from $0.3 million of sales from the Ultrafryer acquisition.

Income from operations for fiscal year 2014 increased $0.7 million, or 1.8%, when compared to the prior year.  The Group’s return on sales was nearly flat as compared to the prior year.  The positive impact of the year over year volume increase was partially offset by a combination of adverse product and customer mix changes.  Additionally, productivity was negatively impacted by disruption related to the manufacturing realignment.

Engraving

	2015 compared to 2014			2014 compared to 2013
(in thousands except			%			%
percentages)	2015	2014	Change	2014	2013	Change
Net sales	$ 110,781	$ 109,271	1.4%	$ 109,271	$ 93,380	17.0%
Income from operations	24,250	22,145	9.5%	22,145	15,596	42.0%
Operating income margin	21.9%	20.3%		20.3%	16.7%

Net sales for fiscal year 2015 increased by $1.5 million or 1.4%, compared to the prior year.  Unfavorable foreign exchange impacted sales $7.2 million.  Sales growth excluding foreign exchange losses were primarily driven by continued expansion of our Asia Pacific Mold-Tech business as a result of increased market share.  North American sales volumes were down for the year due to lower new automotive model activity and some automotive projects that were pushed out from the fourth quarter to the first half of 2016.  We continue to expand our Mold-Tech business with new operations established in the quarter in Sweden and Malaysia.  Sales of core forming tooling grew 25% or $2.4 million as compared to prior year.  First half softness in our roll plate and machinery business was offset as sales strengthened in the second half of the year. We expect sales improvements in 2016 in the North American market as new automotive model launches are anticipated to increase.

Income from operations in fiscal year 2015 increased by $2.1 million, or 9.5%, when compared to the prior year.  The increase is driven by increased volume in Asia Pacific partially offset by unfavorable foreign exchange and fewer new model launches which impeded margin growth in the mold texturing business.

Net sales for fiscal year 2014 increased by $15.9 million or 17.0%, compared to the prior year.  This growth was driven by record new model launches and refreshed platforms in the global automotive industry.  Increased market share gained by our Mold-Tech business resulted in a 26% or $16.9 million increase in mold texturing sales as compared to the prior year.  Growth for Mold-Tech was strong in all markets we operate in worldwide.  Sales of core forming tooling grew 6% or $0.5 million as compared to prior year.

Income from operations in fiscal year 2014 increased by $6.5 million, or 42%, when compared to the prior year.  High margins associated with new automotive model platform launches and refreshed platforms worldwide drove higher profitability for the year.

Engineering Technologies

	2015 compared to 2014			2014 compared to 2013
(in thousands except			%			%
percentages)	2015	2014	Change	2014	2013	Change
Net sales	$ 97,018	$ 79,642	21.8%	$ 79,642	$ 74,838	6.4%
Income from operations	13,097	12,676	3.3%	12,676	13,241	-4.3%
Operating income margin	13.5%	15.9%		15.9%	17.7%

Net sales in the fiscal year 2015 increased $17.4 million, or 21.8%, when compared to the prior year.  Acquisitions contributed $22.5 million or 28.3%, partially offset by organic sales declines of $4.6 million, or 5.8%.  Sales in the land based gas turbine and oil and gas segments were down 24.9% from the prior year level.  The decline was a result of reduced demand due to lower oil prices.  Based on current pricing levels, we expect this market to remain soft for at least the next 12 months.  In response we have implemented plans to align operating costs with demand.  Space segment sales increased 26.3% from the prior year driven by higher sales in both the launch vehicle and the manned space segments currently in the development phase.  Legacy sales in the aviation segment were up 24% compared to the prior year due to recent contract awards.  Defense related sales were down 41.2% due to the timing of project based contracts.  Sales in the medical segment were down 14.4% primarily due to a shift in product mix.

Income from operations in the fiscal year 2015 increased $0.4 million, or 3.3%, when compared to the prior year due to the impact of the Enginetics acquisition.  Operating income was negatively impacted by $1.1 million of purchase accounting expenses and lower volume from oil and gas customers.  During the first quarter of fiscal year 2016 we expect to break ground for a new facility in Wisconsin to support growth in the aviation market.  We expect the facility to be operational in fiscal year 2016.

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

Income from operations in the fiscal year 2014 decreased $0.6 million, or 4.3%, when compared to the prior year.  Volume and product mix improvements in the U.K. were offset by higher manufacturing and development costs in the U.S.

Electronics Products

	2015 compared to 2014			2014 compared to 2013
(in thousands except			%			%
percentages)	2015	2014	Change	2014	2013	Change
Net sales	$ 114,196	$ 114,881	-0.6%	$ 114,881	$ 108,085	6.3%
Income from operations	20,884	19,732	5.8%	19,732	16,147	22.2%
Operating income margin	18.3%	17.2%		17.2%	14.9%

Net sales in the fiscal year 2015 decreased $0.7 million, 0.6%, when compared to the prior year.  Organic sales growth of $4.8 million, or 4.2%, was more than offset by exchange rate declines of $6.2 million.  Almost all of the growth came from the sensor, relay and planar product lines across all major geographic areas.  Sales growth in local currency was particularly strong in Europe and Asia.  We have a strong backlog going into the first quarter of fiscal year 2016 and the Company anticipates that the strength in the US dollar will negatively impact net sales in the first half of 2016 as compared to the prior year.

Income from operations in the fiscal year 2015 increased $1.2 million, or 5.8%, when compared to the prior year.  The improvement was driven by the organic sales growth; operational improvements; material and labor cost savings; favorable product mix due to increased sensor and relay sales; facility consolidations; and improved efficiencies in our new Mexico facility partially offset by a negative impact due to foreign exchange rates.

Net sales in the fiscal year 2014 increased $6.8 million, or 6.3%, when compared to the prior year.  Much of the increase took place within the sensor product line both in North America and Europe. Sales in various markets improved particularly in transportation, industrial, contract manufacturing and metering. Sales were also helped by favorable foreign exchange rate totaling approximately $2.6 million.

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

Hydraulics Products

	2015 compared to 2014			2014 compared to 2013
(in thousands except			%			%
percentages)	2015	2014	Change	2014	2013	Change
Net sales	$ 41,441	$ 34,538	20.0%	$ 34,538	$ 30,079	14.8%
Income from operations	7,013	5,781	21.3%	5,781	4,968	16.4%
Operating income margin	16.9%	16.7%		16.7%	16.5%

Net sales in the fiscal year 2015 increased $6.9 million, or 20.0%, when compared to the prior year. Diversification of our OEM business into refuse and construction equipment along with strong demand for cylinder requirements in the traditional North American dump truck and trailer drove the increase in net sales.  The business has focused on delivering custom engineered cylinder solutions to OEM customers, including single and double acting telescopic hydraulic cylinders, hydraulic rod cylinders, and most recently pneumatic cylinders.  New applications for these products are being utilized on roll off container handlers, garbage trucks, airline support equipment, lift trucks, and specialty loading equipment.  To support expected increased demand, we will be making capital investments in our factories during 2016.

Income from operations in the fiscal year 2015 increased $1.2 million or 21.3% when compared to the prior year due to increased sales volume and better facility utilization.

Net sales in the fiscal year 2014 increased $4.5 million, or 14.8%, when compared to the prior year.  Diversification of our OEM business into refuse and construction equipment along with the revitalization of the traditional North American dump truck and trailer and export markets drove the 14.8% growth in net sales.

Income from operations in the fiscal year 2014 increased $0.8 million or 16.4% when compared to the prior year.  This increase in annual income from operations was primarily due to better utilization of factory overhead both in the North American and the Tianjin China, factories in addition to strict cost containment efforts.

Corporate, Restructuring and Other

	2015 compared to 2014			2014 compared to 2013
(in thousands except			%			%
percentages)	2015	2014	Change	2014	2013	Change
Corporate	$ (21,051)	$ (26,054)	-19.2%	$ (26,054)	$(22,924)	13.7%
Restructuring	(3,443)	(10,077)	-65.8%	(10,077)	(2,666)	278.0%
Other operating income (expense), net	438	3,462	-87.3%	3,462	-	100.0%

Corporate expenses in fiscal year 2015 decreased $5.0 million or 19.2% when compared to the prior year.  The decrease is primarily due to the absence of management transition cost of $3.9 million incurred in 2014.

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

Restructuring expense during fiscal year 2015 was $3.4 million compared to $10.1 million the prior year.  Restructuring expense consisted of $2.6 million related to facility closures and consolidations in the Food Service Equipment Group.

Restructuring expenses of $10.1 million in the fiscal year 2014 are composed of $9.2 million at Food Service Equipment primarily related to the announced closure of the Cheyenne, Wyoming facility, which includes a non-cash fixed asset impairment charge of $5.4 million.

The Company currently expects to incur between $2.0 and $4.0 million of restructuring expense in 2016, including the cost to complete actions initiated during 2015 and actions anticipated to be approved and initiated during 2016.

During fiscal year 2015, other operating income (expense), net decreased by $3.0 million from the prior year.  The decrease is primarily a reduction of insurance proceeds received related to the catastrophic failure of a large vertical machining center located at our Engineering Technologies facility in Massachusetts.

During fiscal year 2014, other operating income (expense), net includes a $3.5 million net gain from insurance proceeds we received.  Insurance proceeds of $4.5 million were partially offset by the write-off of the net book value of the machine of $1.0 million.

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

On March 30, 2012, Air Distribution Products Group, (“ADP”) was sold to a private equity buyer for consideration of $16.1 million consisting of $13.1 million in cash.  Pursuant to the transaction, the Company received a $3.0 million promissory note from the buyer.  The note is secured by a mortgage on the ADP real estate sold in the transaction in Detroit Lakes, MN, Medina, NY, and Powder Springs, GA.  The Company remained the obligor of ADP’s Philadelphia, PA facility and administrative offices, and sublet space to the buyer after the divestiture.  The buyer terminated their obligation under the Philadelphia sublease in September 2014.  On February 4, 2015 we entered into a one year renewable sublease agreement for this building.  Our net obligation with respect to the remaining Philadelphia leases is $1.3 million, of which $0.9 million was recorded as a liability at June 30, 2015.  We do not expect to record additional charges related to these obligations.

During 2014, the Company received notice that its obligations under a guarantee provided to the buyers of ADP were triggered as a result of its withdrawal from both of the multi-employer pension plans in which ADP previously participated.  As a result, the Company has recorded charges of $1.6 million in excess of the value of the guarantee previously recorded.  The last of these obligations were settled in July of fiscal year 2016 by a $0.5 million payment to the final multi-employer plan.

The following table summarizes the Company’s discontinued operations activity, by operation, for the years ended June 30, (in thousands):

	Year Disposed	2015	2014	2013
Sales:
American Foodservice Company	2014	$-	$20,556	$27,870

Income (loss) before taxes:
American Foodservice Company (1)	2014	(492)	(8,339)	1,934
Air Distribution Products Group	2012	(137)	(1,849)	(451)
Other loss from discontinued operations		(130)	(387)	(207)
Income (loss) before taxes from discontinued operations		(759)	(10,575)	1,276
(Provision) benefit for tax		259	3,692	(482)
Net income (loss) from discontinued operations		$(500)	$(6,883)	$794

(1) American Foodservice Company incurred a pretax operational loss of $3.5 million and pretax loss on sale of $4.8 million.

Liquidity and Capital Resources

At June 30, 2015, our total cash balance was $96.1 million, of which $90.3 million was held by foreign subsidiaries. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.  Our current plans are not expected to require a repatriation of cash to fund our U.S. operations and as a result, we intend to indefinitely reinvest our foreign earnings to fund our overseas growth.  If the undistributed earnings of our foreign subsidiaries are needed for operations in the United States we would be required to accrue and pay U.S. taxes upon repatriation.

Cash Flow

Net cash provided by operating activities from continuing operations for the year ended June 30, 2015 was $66.2 million, compared to $72.0 million for the same period in 2014.  Changes to net cash provided by operating activities of $5.8 million primarily related to increases to net income of $5.5 million and $2.9 million of decreases to non-cash stock compensation expenses which were more than offset by the use of cash for net working capital needs during the year.

Net cash used in investing activities from continuing operations for the year ended June 30, 2015 was $78.5 million, consisting primarily of $57.1 million for the acquisitions and $22.6 million for capital expenditures.

Net cash provided by financing activities for continuing operations for the year ended June 30, 2015, was $44.6 million consisting of net borrowings of $58.0 million primarily related to acquisitions during the year, partially offset by dividends paid of $5.8 million, and repurchased treasury stock of $7.6 million.

Capital Structure

During fiscal year 2015, the Company entered into an Amended and Restated Credit Agreement (“Credit Facility”, or “facility”).  This five-year Credit Facility expires in December 2019 and has a borrowing limit of $400 million, which can be increased by an amount of up to $100 million, in accordance with specified conditions contained in the agreement.  The facility also includes a $10 million sublimit for swing line loans and a $30 million sublimit for letters of credit.  The facility amends and restates a previously existing $225 million revolving credit agreement, which was scheduled to expire in January 2017.

Under the terms of the Credit Facility, we will pay a variable rate of interest and a commitment fee on borrowed amounts as well as a commitment fee on unused amounts under the facility.  The amount of the commitment fee will depend upon both the undrawn amount remaining available under the facility and the Company’s funded debt to EBITDA (as defined in the agreement) ratio at the last day of each quarter.  As our funded debt to EBITDA ratio increases, the commitment fee will increase.

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of June 30, 2015, the Company has used $7.2 million against the letter of credit sub-facility and had the ability to borrow $248.3 million under the facility based on our current EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 3.0:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to $7.5 million, and unlimited non-cash charges including gains or losses on sale of property and goodwill adjustments.  At June 30, 2015, the Company’s Interest Coverage Ratio was 26.99:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  At June 30, 2015, the Company’s Leverage Ratio was 1.08:1.

As of June 30, 2015, we had borrowings under our facility of $103.0 million and the effective rate of interest for outstanding borrowings under the facility was 1.46%.  Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect to spend between $26.0 and $28.0 million on capital expenditures during 2016, and expect that depreciation and amortization expense will be between $16.0 and $17.0 million and $2.5 and $3.5 million, respectively.

In order to manage our interest rate exposure, we are party to $35.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.63%.

The following table sets forth our capitalization at June 30, (in thousands):

	2015	2014
Long-term debt	$103,031	$45,056
Less cash	96,128	74,260
Net (cash) debt	6,903	(29,204)
Stockholders’ equity	348,570	340,726
Total capitalization	$355,473	$311,522

Stockholders’ equity increased year over year by $7.8 million, primarily as a result of current year net income of $54.7 million partially offset by $23.1 million of unfavorable foreign currency translation, $5.9 million dividends paid, $14.3 million of Unrealized Pension loss and favorable changes in fair value of derivative instruments of $0.2 million.  The Company's net  (cash) debt to capital percentage changed from 1.9% net debt to capital for the year ended June 30, 2015 from 9.4% net cash to capital for the year ended June 30, 2014.  This change was primarily driven by borrowings to fund acquisitions.

We sponsor a number of defined benefit and defined contribution retirement plans.  The fair value of the Company's U.S. pension plan assets was $204.7 million at June 30, 2015 and the projected benefit obligation in the U.S. was $252.2 million at that time.  In June 2012, the Moving Ahead for Progress in the 21st Century (“MAP 21”) bill was signed into law by Congress.  As a result of past contributions, the plan is 100% funded under PPA rules at June 30, 2015, and we do not expect to make mandatory contributions to the plan until 2020.  We expect to pay $1.5 million in prescribed contributions to our U.K. defined benefit plan and other unfunded defined benefit plans in both the U.S. and Europe during fiscal year 2016.

The Company’s pension plan was frozen for U.S. employees and participants in the plan ceased accruing future benefits.  These actions contributed to a decrease of $1.0 million, or $0.05 per diluted share, of reduced expense related to our legacy U.S. plan in 2015 compared to 2014.

We have evaluated the current and long-term cash requirements of our defined benefit and defined contribution plans as of June 30, 2015 and determined our operating cash flows from continuing operations and available liquidity are expected to be sufficient to cover the required contributions under ERISA and other governing regulations.

We have an insurance program in place to fund supplemental retirement income benefits for six retired executives.  Current executives and new hires are not eligible for this program.  At June 30, 2015 the underlying policies had a cash surrender value of $18.6 million and are reported net of loans of $10.0 million for which we have the legal right of offset.

Contractual obligations of the Company as of June 30, 2015 are as follows (in thousands):

	Payments Due by Period
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	Year	Years	Years	Years
Long-term debt obligations	$103,031	$12	$19	$103,000	$-
Operating lease obligations	29,477	6,996	9,179	5,055	8,247
Estimated interest payments (1)	7,885	1,897	3,582	2,406	-
Post-retirement benefit payments (2)	5,009	518	969	1,005	2,517
Total	$145,402	$9,423	$13,749	$111,466	$10,764

(1)

Estimated interest payments are based upon effective interest rates as of June 30, 2015, and include the impact of interest rate swaps.  See Item 7A for further discussions surrounding interest rate exposure on our variable rate borrowings.

(2)

Post-retirement benefits and pension plan contribution payments represents’ future pension payments to comply with local funding requirements.  Our policy is to fund domestic pension liabilities in accordance with the minimum and maximum limits imposed by the Employee Retirement Income Security Act of 1974 (“ERISA”), federal income tax laws and the funding requirements of the Pension Protection Act of 2006.

At June 30, 2015, we had $0.6 million of non-current liabilities for uncertain tax positions.  We are not able to provide a reasonable estimate of the timing of future payments related to these obligations.

Off Balance Sheet Items

In March 2012, the Company sold substantially all of the assets of the ADP business.  In connection with the divestiture, the Company remained the obligor of ADP’s Philadelphia, PA facility and administrative offices, and sublet space to the buyer after the divestiture.  The buyer terminated their obligation under the Philadelphia sublease in September 2014.  On February 4, 2015 we entered into a one year renewable, sublease agreement for this building.  Our net obligation with respect to the remaining Philadelphia leases is $1.3 million, of which $0.9 million was recorded as a liability at June 30, 2015.  We do not expect to record additional charges related to these obligations.  The buyer’s obligations under the respective sublease and assumed lease are secured by a cross-default provision in the purchaser’s promissory note for a portion of the purchase price which is secured by mortgages on the ADP real estate sold in the transaction.

At June 30, 2015, and 2014, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $7.2 million and $11.3 million, respectively.

We had no other material off balance sheet items at June 30, 2015, other than the operating leases summarized above in the “Contractual obligations” table.

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

Foreign Currency Translation – Our primary functional currencies used by our non-U.S. subsidiaries are the Euro, British Pound Sterling (Pound), Mexican (Peso), and Chinese (Yuan).  During the current year, the Pound, Euro, and Peso have experienced decreases but the Yuan has remained flat in value related to the U.S. Dollar, our reporting currency.  Since June 30, 2014 the Pound, Euro, and Peso have depreciated by 8.2%, 18.6%, and 16.3%, respectively (all relative to the U.S. Dollar).  These exchange values were used in translating the appropriate non-U.S. subsidiaries’ balance sheets into U.S. Dollars at the end of the current year.

Defined Benefit Pension Plans – We record expenses related to these plans based upon various actuarial assumptions such as discount rates and assumed rates of returns.  The Company’s pension plan was frozen for U.S. employees and participants in the plan ceased accruing future benefits.  These actions contributed to a decrease of $1.0 million, or $0.05 per diluted share, of reduced expense related to our legacy U.S. plan in 2015 compared to 2014.

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

Employee Relations – The Company has labor agreements with a number of union locals in the United States and a number of European employees belong to European trade unions.  The three U.S. union contracts expiring during fiscal year 2015 were successfully negotiated for an additional three years.  There are no U.S. union contracts expiring during fiscal year 2016.

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

Our annual impairment testing at each reporting unit relied on assumptions surrounding general market conditions, short-term growth rates, a terminal growth rate of 2.5%, and detailed management forecasts of future cash flows prepared by the relevant reporting unit.  Fair values were determined primarily by discounting estimated future cash flows at a weighted average cost of capital of 9.69%.  An increase in the weighted average cost of capital of approximately 350 basis points in the analysis would not result in the identification of any impairments.

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

As a result of our annual assessment, the Company determined that the fair value of the reporting units and indefinite-lived intangible assets substantially exceeded their respective carrying values.  Therefore, no impairment charges were recorded in connection with our assessments during 2015.

Cost of Employee Benefit Plans – We provide a range of benefits to our employees, including pensions and some postretirement benefits.  We record expenses relating to these plans based upon various actuarial assumptions such as discount rates, assumed rates of return, compensation increases, turnover rates, and health care cost trends.  The expected return on plan assets assumption of 7.10% in the U.S. is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.  We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets as well as our current expectations for long-term rates of returns for our pension assets.  The U.S. discount rate of 4.7% reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.  We review our actuarial assumptions, including discount rate and expected long-term rate of return on plan assets, on at least an annual basis and make modifications to the assumptions based on current rates and trends when appropriate.  Based on information provided by our actuaries and other relevant sources, we believe that our assumptions are reasonable.

The cost of employee benefit plans includes the selection of assumptions noted above.  A twenty-five basis point change in the expected return on plan assets assumptions, holding our discount rate and other assumptions constant, would increase or decrease pension expense by approximately $0.6 million per year.  A twenty-five basis point change in our discount rate, holding all other assumptions constant, would have no impact on 2015 pension expense as changes to amortization of net losses would be offset by changes to interest cost.  In future years the impact of discount rate changes could yield different sensitivities.  See the Notes to the Consolidated Financial Statements for further information regarding pension plans.

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

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued accounting standard update ASU 2015-3, Simplifying the Presentation of Debt Issuance Cost.  The standard is effective for annual and interim periods with those annual periods beginning after December 15, 2015.  Early adoption is permitted and retrospective application will be required.  We expect to adopt this standard in the quarter ending September 30, 2016.  The Company does not expect that adoption of ASU 2015-3 to have a material impact to its consolidated results of operations.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 820) - Amendments to the Consolidation Analysis.” This update amends the current consolidation guidance for both the variable interest entity (VIE) and voting interest entity (VOE) consolidation models.  The amendments in this ASU are effective, for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted.  The Company believes the adoption of this ASU will not have a material impact on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items.” This update eliminates from GAAP the concept of extraordinary items.  ASU 2015-01 is effective for the first interim period within fiscal years beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements.  The Company believes the adoption of this ASU will not have a material impact on its consolidated financial statements.

In June 2014, the FASB issued accounting standard update ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  The update provides guidance on how to account for certain share-based payment awards where employees would be eligible to vest in the award regardless of whether the employee is still rendering service on the date the performance target is achieved.  The standard is effective for annual and interim periods with those annual periods beginning after December 15, 2015.  Early adoption is permitted.  The Company does not expect the adoption of ASU 2014-12 to have a material impact to its consolidated results of operation.

In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard, ASU 2014-09, Revenue from Contract with Customers, that will supersede nearly all existing revenue recognition guidance under US GAAP and IFRS.  The standard’s primary principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.  The original standard was effective for fiscal years beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017.  We expect to adopt this standard in the quarter ending September 30, 2018.  The Company is continuing to evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

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

Exchange Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend payments, loan payments, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At June 30, 2015 and 2014, the fair value, in the aggregate, of the Company’s open foreign exchange contracts was an asset of $0.7 million and a liability of $1.2 million, respectively.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at June 30, 2015, would not result in a material change in our operations, financial position, or cash flows.  We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate

The Company’s effective rate on variable-rate borrowings under the revolving credit agreement is 1.46% and 3.87% at June 30, 2015 and 2014, respectively.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we will use interest rate swap agreements to modify our exposure to interest rate movements.  We currently have $35.0 million of active floating to fixed rate swaps with terms ranging from two to five years.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.63%.  At June 30, 2015 and 2014, the fair value, in the aggregate, of the Company’s interest rate swaps was a liability of $0.6 million and a liability of $1.1 million, respectively. Due to the impact of the swaps, an increase in interest rates would not materially impact our annual interest expense at June 30, 2015.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of June 30, 2015, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

Item 8.  Financial Statements and Supplementary Data

Consolidated Balance Sheets

Standex International Corporation and Subsidiaries
As of June 30 (in thousands, except share data)	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$96,128	$74,260
Accounts receivable, net	110,478	107,674
Inventories	108,305	97,065
Prepaid expenses and other current assets	7,070	7,034
Income taxes receivable	747	922
Deferred tax asset	12,674	12,981
Total current assets	335,402	299,936

Property, plant, equipment, net	108,536	96,697
Intangible assets, net	38,048	31,490
Goodwill	154,732	125,965
Deferred tax asset	917	878
Other non-current assets	22,706	23,194
Total non-current assets	324,939	278,224

Total assets	$660,341	$578,160

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$80,764	$85,206
Accrued liabilities	47,742	51,038
Income taxes payable	10,285	4,926
Total current liabilities	138,791	141,170

Long-term debt	103,031	45,056
Deferred income taxes	7,368	10,853
Pension obligations	53,422	31,815
Other non-current liabilities	9,159	8,540
Total non-current liabilities	172,980	96,264

Commitments and Contingencies (Notes 11 and 12)

Stockholders' equity:
Common stock, par value $1.50 per share -
60,000,000 shares authorized, 27,984,278
issued, 12,651,488 and 12,639,615 shares
outstanding in 2015 and 2014	41,976	41,976
Additional paid-in capital	47,254	43,388
Retained earnings	632,864	584,014
Accumulated other comprehensive loss	(93,017)	(55,819)
Treasury shares (15,332,790 shares in 2015
and 15,344,663 shares in 2014)	(280,507)	(272,833)
Total stockholders' equity	348,570	340,726

Total liabilities and stockholders' equity	$660,341	$578,160

See notes to consolidated financial statements.

Consolidated Statements of Operations

Standex International Corporation and Subsidiaries
For the Years Ended June 30 (in thousands, except per share data)	2015	2014	2013
Net sales	$772,142	$716,180	$673,390
Cost of sales	524,656	477,911	455,199
Gross profit	247,486	238,269	218,191

Selling, general and administrative	165,837	165,786	153,630
Restructuring costs	3,443	10,077	2,666
Other operating (income) expense, net	(438)	(3,462)	-
Income from operations	78,644	65,868	61,895

Interest expense	3,161	2,249	2,469
Other, net	(634)	(4,184)	128
Total	2,527	(1,935)	2,597

Income from continuing operations before income taxes	76,117	67,803	59,298
Provision for income taxes	20,874	18,054	15,244
Income from continuing operations	55,243	49,749	44,054

Income (loss) from discontinued operations, net of tax	(500)	(6,883)	794

Net income	$54,743	$42,866	$44,848

Basic earnings per share:
Income (loss) from continuing operations	$4.37	$3.94	$3.51
Income (loss) from discontinued operations	(0.04)	(0.55)	0.06
Total	$4.33	$3.39	$3.57

Diluted earnings per share:
Income (loss) from continuing operations	$4.31	$3.89	$3.45
Income (loss) from discontinued operations	(0.04)	(0.54)	0.06
Total	$4.27	$3.35	$3.51

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

Standex International Corporation and Subsidiaries

For the Years Ended June 30 (in thousands)	2015	2014	2013

Net income (loss)	$54,743	$42,866	$44,848
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$(27,344)	$(604)	$12,640
Amortization of unrecognized costs	4,690	4,855	8,701
Derivative instruments:
Change in unrealized gains and (losses)	(687)	(194)	(195)
Amortization of unrealized gains and (losses) into interest expense	1,034	1,031	1,050
Foreign currency translation gains (losses)	(23,133)	6,055	(4,025)
Other comprehensive income (loss) before tax	$(45,440)	$11,143	$18,171

Income tax (provision) benefit:
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$10,045	$362	$(4,836)
Amortization of unrecognized costs	(1,671)	(1,724)	(3,165)
Derivative instruments:
Change in unrealized gains and (losses)	262	74	75
Amortization of unrealized gains and (losses) into interest expense	(394)	(394)	(400)
Income tax (provision) benefit to other comprehensive income (loss)	$8,242	$(1,682)	$(8,326)

Other comprehensive income (loss), net of tax	(37,198)	9,461	9,845
Comprehensive income (loss)	$17,545	$52,327	$54,693

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

Standex International Corporation and Subsidiaries				Accumulated
		Additional		Other	Treasure Stock		Total
For the Years Ended June 30 (in thousands, except as specified)	CommonStock	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shares	Amount	Stockholders’ Equity
Balance, June 30, 2012	$41,976	$34,928	$505,163	$(75,125)	15,461	$(264,035)	$242,907
Stock issued for employee stock option and purchase plans, including related income tax benefit and other		(1,072)			(210)	3,606	2,534
Stock-based compensation		3,343					3,343
Treasury stock acquired					184	(8,509)	(8,509)
Comprehensive income:
Net Income			44,848				44,848
Foreign currency translation adjustment				(4,025)			(4,025)
Pension and OPEB adjustments, net of tax of ($8.0) million				13,340			13,340
Change in fair value of derivatives, net of tax of ($0.3) million				530			530
Dividends paid ($.31 per share)			(3,980)				(3,980)
Balance, June 30, 2013	$41,976	$37,199	$546,031	$(65,280)	15,435	$(268,938)	$290,988
Stock issued for employee stock option and purchase plans, including related income tax benefit and other		(441)			(222)	3,895	3,454
Stock-based compensation		6,630					6,630
Treasury stock acquired					132	(7,790)	(7,790)
Comprehensive income:
Net Income			42,866				42,866
Foreign currency translation adjustment				6,055			6,055
Pension and OPEB adjustments, net of tax of ($1.3) million				2,889			2,889
Change in fair value of derivatives, net of tax of ($0.3) million				517			517
Dividends paid ($.38 per share)			(4,883)				(4,883)
Balance, June 30, 2014	$41,976	$43,388	$584,014	$(55,819)	15,345	$(272,833)	$340,726
Stock issued for employee stock option and purchase plans, including related income tax benefit and other		102			(150)	2,682	2,784
Stock-based compensation		3,764					3,764
Treasury stock acquired					138	(10,356)	(10,356)
Comprehensive income:
Net Income			54,743				54,743
Foreign currency translation adjustment				(23,133)			(23,133)
Pension and OPEB adjustments, net of tax of $8.4 million				(14,280)			(14,280)
Change in fair value of derivatives, net of tax of ($0.2) million				215			215
Dividends paid ($.46 per share)			(5,893)				(5,893)
Balance, June 30, 2015	$41,976	$47,254	$632,864	$(93,017)	15,333	$(280,507)	$348,570

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Standex International Corporation and Subsidiaries
For the Years Ended June 30 (in thousands)	2015	2014	2013
Cash Flows from Operating Activities
Net income	$54,743	$42,866	$44,848
Income (loss) from discontinued operations	(500)	(6,883)	794
Income (loss) from continuing operations	55,243	49,749	44,054
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,684	14,591	15,235
Stock-based compensation	3,764	6,630	3,343
Deferred income taxes	(249)	(3,343)	(2,416)
Non-cash portion of restructuring charge	(171)	5,982	(31)
Excess tax benefit from share-based payment activity	(2,088)	(1,650)	(1,990)
Disposal of real estate and equipment	-	925	-
Life insurance benefit	-	(3,353)	-
Increase/(decrease) in cash from changes in assets and liabilities, net of effects from discontinued operations and business acquisitions:
Accounts receivables, net	(5,564)	(6,614)	4,335
Inventories	(6,073)	(10,041)	656
Contributions to defined benefit plans	(1,484)	(1,527)	(4,578)
Prepaid expenses and other	4,619	(6,388)	(2,889)
Accounts payable	(3,657)	15,166	3,414
Accrued payroll, employee benefits and other liabilities	(4,334)	6,192	2,372
Income taxes payable	9,477	5,673	2,700
Net cash provided by operating activities from continuing operations	66,167	71,992	64,205
Net cash used for operating activities from discontinued operations	(2,128)	(1,693)	(4,024)
Net cash provided by operating activities	64,039	70,299	60,181
Cash Flows from Investing Activities
Expenditures for capital assets	(22,561)	(18,832)	(14,104)
Expenditures for acquisitions, net of cash acquired	(57,149)	(23,075)	(39,613)
Expenditures for executive life insurance policies	(408)	(444)	(435)
Proceeds withdrawn from life insurance policies	-	3,654	1,480
Proceeds from sale of real estate and equipment	66	118	28
Other investing activity	1,536	2,964	-
Net cash provided by (used for) investing activities from continuing operations	(78,516)	(35,615)	(52,644)
Net cash provided by (used for) investing activities from discontinued operations	-	2,452	(43)
Net cash provided by (used for) investing activities	(78,516)	(33,163)	(52,687)
Cash Flows from Financing Activities
Proceeds from borrowings	274,700	71,000	121,000
Payments of debt	(216,700)	(76,000)	(121,785)
Stock issued under employee stock option and purchase plans	696	1,098	279
Excess tax benefit associated with stock option exercises	2,088	1,650	1,990
Cash dividends paid	(5,820)	(4,793)	(3,891)
Purchase of treasury stock	(10,356)	(7,790)	(8,509)
Net cash provided by (used for) financing activities	44,608	(14,835)	(10,916)
Effect of exchange rate changes on cash	(8,263)	895	(263)
Net change in cash and cash equivalents	21,868	23,196	(3,685)
Cash and cash equivalents at beginning of year	74,260	51,064	54,749
Cash and cash equivalents at end of year	$96,128	$74,260	$51,064

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$2,547	$1,834	$2,193
Income taxes, net of refunds	$12,891	$14,048	$14,018

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments purchased with a maturity of three months or less.  These investments are carried at cost, which approximates fair value.  At June 30, 2015 and 2014, the Company’s cash was comprised solely of cash on deposit.

Trading Securities

The Company purchases investments in connection with the KEYSOP Plan for certain retired executives and for its non-qualified defined contribution plan for employees who exceed certain thresholds under our traditional 401(k) plan.  These investments are classified as trading and reported at fair value.  The investments generally consist of mutual funds, are included in other non-current assets and amounted to $2.3 million and $3.1 million at June 30, 2015 and 2014, respectively.  Gains and losses on these investments are recorded as other non-operating income (expense), net in the Consolidated Statements of Operations.

Accounts Receivable Allowances

The Company has provided an allowance for doubtful accounts reserve which represents the best estimate of probable loss inherent in the Company’s account receivables portfolio.  This estimate is derived from the Company’s knowledge of its end markets, customer base, products, and historical experience.

The changes in the allowances for uncollectible accounts during 2015, 2014, and 2013 were as follows (in thousands):

	2015	2014	2013
Balance at beginning of year	$2,282	$2,325	$1,974
Acquisitions and other	4	93	190
Provision charged to expense	496	375	268
Write-offs, net of recoveries	(556)	(511)	(107)
Balance at end of year	$2,226	$2,282	$2,325

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

Property, Plant and Equipment

Property, plant and equipment are reported at cost less accumulated depreciation.  Depreciation is recorded on assets over their estimated useful lives, generally using the straight-line method.  Lives for property, plant and equipment are as follows:

Buildings	40 to 50 years
Leasehold improvements	Lesser of useful life or term, unless renewals are deemed to be reasonably assured
Machinery and equipment	8 to 15 years
Furniture and Fixtures	3 to 10 years
Computer hardware and software	3 to 7 years

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

Amortization of computer hardware and software of $0.5 million, $0.4 million, and $0.4 million is included as a component of long-term assets for the years ended June 30, 2015, 2014, and 2013 respectively.

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

See discussion of the Company’s assessment of impairment in Note 5 – Goodwill, and Note 6 – Intangible Assets.

Fair Value of Financial Instruments

The financial instruments, shown below, are presented at fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters.  When observable prices or inputs are not available, valuation models may be applied.

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

We did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy at June 30, 2015 and 2014.

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

The fair values of our financial instruments at June 30, 2015 and 2014 were (in thousands):

	2015
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - deferred compensation plan	$2,324	$2,324	$-	$-
Foreign Exchange contracts	844	-	844	-

Financial Liabilities
Foreign Exchange contracts	$193	$-	$193	$-
Interest rate swaps	551	-	551	-

	2014
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - deferred compensation plan	$3,114	$3,114	$-	$-
Foreign Exchange contracts	356	-	356	-

Financial Liabilities
Foreign Exchange contracts	$1,552	$-	$1,552	$-
Interest rate swaps	1,061	-	1,061	-

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

Our total advertising expenses, which are classified under selling, general, and administrative expenses are primarily related to trade shows, and totaled $5.0 million, $4.6 million, and $4.6 million for the years ended June 30, 2015, 2014, and 2013, respectively.

Research and Development

Research and development expenditures are expensed as incurred.  Total research and development costs, which are classified under selling, general, and administrative expenses, were $4.1 million, $4.8 million, and $4.4 million for the years ended June 30, 2015, 2014, and 2013, respectively.

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

The changes in continuing operations warranty reserve, which are recorded as accrued liabilities, during 2015, 2014, and 2013 were as follows (in thousands):

	2015	2014	2013
Balance at beginning of year	$6,941	$6,782	$5,767
Acquisitions	3	274	795
Warranty expense	11,086	3,937	4,282
Warranty claims	(10,594)	(4,052)	(4,062)
Balance at end of year	$7,436	$6,941	$6,782

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

Earnings Per Share

(share amounts in thousands)	2015	2014	2013
Basic – Average Shares Outstanding	12,655	12,613	12,561
Effect of Dilutive Securities – Stock Options and
Restricted Stock Awards	150	165	219
Diluted – Average Shares Outstanding	12,805	12,778	12,780

Both basic and dilutive income is the same for computing earnings per share.  There were no outstanding instruments that had an anti-dilutive effect at June 30, 2015, 2014 and 2013.

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued accounting standard update ASU 2015-3, Simplifying the Presentation of Debt Issuance Cost.  The standard is effective for annual and interim periods with those annual periods beginning after December 15, 2015.  Early adoption is permitted and retrospective application will be required.  We expect to adopt this standard in the quarter ending September 30, 2016.  The Company does not expect that adoption of ASU 2015-3 to have a material impact to its consolidated results of operations.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 820) - Amendments to the Consolidation Analysis.” This update amends the current consolidation guidance for both the variable interest entity (VIE) and voting interest entity (VOE) consolidation models.  The amendments in this ASU are effective, for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted.  The Company believes the adoption of this ASU will not have a material impact on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items.” This update eliminates from GAAP the concept of extraordinary items.  ASU 2015-01 is effective for the first interim period within fiscal years beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements.  The Company believes the adoption of this ASU will not have a material impact on its consolidated financial statements.

In June 2014, the FASB issued accounting standard update ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  The update provides guidance on how to account for certain share-based payment awards where employees would be eligible to vest in the award regardless of whether the employee is still rendering service on the date the performance target is achieved.  The standard is effective for annual and interim periods with those annual periods beginning after December 15, 2015.  Early adoption is permitted.  The Company does not expect the adoption of ASU 2014-12 to have a material impact to its consolidated results of operation.

In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard, ASU 2014-09, Revenue from Contract with Customers, that will supersede nearly all existing revenue recognition guidance under US GAAP and IFRS.  The standard’s primary principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.  The original standard was effective for fiscal years beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017.  We expect to adopt this standard in the quarter ending September 30, 2018.  The Company is continuing to evaluate the impact of adopting ASU 2014-09 on its consolidated financial statements.

2.  ACQUISITIONS

The Company’s recent acquisitions are strategically significant to the future growth prospects of the Company, however at the time of the acquisition and June 30, 2015, we concluded, that historical results of the acquired Companies both individually and in the aggregate, were immaterial to the Company’s consolidated financial results and therefore additional proforma disclosures are not presented.

On September 4, 2014, the Company acquired Enginetics Corporation (“Enginetics”), a leading producer of aircraft engine components for all major aircraft platforms.  This investment complements our Engineering Technologies Group and allows us to provide broader solutions to the aviation market.

The Company paid $55.0 million in cash for 100% of the outstanding stock of MPE Aeroengines Inc, of which Enginetics is a wholly owned subsidiary and has recorded intangible assets of $10.6 million, consisting of $9.1 million of customer relationships which are expected to be amortized over a period of fifteen years and $1.5 million of trademarks which are indefinite-lived.  Acquired goodwill of $34.8 million is not deductible for income tax purposes due to the nature of the transaction.  The Company finalized the purchase price allocation during the quarter end June 30, 2015.

The components of the fair value of the Enginetics acquisition, including final allocation of the purchase price and subsequent measurement period adjustments at June 30, 2015, are as follows (in thousands):

Enginetics	Preliminary Allocation	Adjustments	Final
Fair value of business combination:
Cash payments	$55,021	$-	$55,021
Less: cash acquired	(113)	-	(113)
Total	$54,908	$-	$54,908
Identifiable assets acquired and liabilities assumed:
Current Assets	$12,350	$(216)	$12,134
Property, plant, and equipment	8,881	(73)	8,808
Identifiable intangible assets	10,600	-	10,600
Goodwill	32,797	1,993	34,790
Other non-current assets	158	-	158
Liabilities assumed	(2,826)	(2,623)	(5,449)
Deferred taxes	(7,052)	919	(6,133)
Total	$54,908	$-	$54,908

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

The components of the fair value of the Ultrafryer acquisition, including final allocation of the purchase price and subsequent measurement periods adjustments, related to the purchase of land and building, at June 30, 2015, are as follows (in thousands):

Ultrafryer	Preliminary Allocation at June 30, 2014	Adjustments	Final
Fair value of business combination:
Cash payments	$20,745	$2,241	$22,986
Less: cash acquired	(20)	-	(20)
Total	$20,725	$2,241	$22,966
Identifiable assets acquired and liabilities assumed:
Current Assets	$5,871	$50	$5,921
Property, plant, and equipment	1,259	2,100	3,359
Identifiable intangible assets	7,612	-	7,612
Goodwill	10,930	91	11,021
Liabilities assumed	(1,733)	-	(1,733)
Deferred taxes	(3,214)	-	(3,214)
Total	$20,725	$2,241	$22,966

3.  INVENTORIES

Inventories are comprised of (in thousands):

June 30	2015	2014
Raw materials	$46,865	$44,273
Work in process	29,165	24,551
Finished goods	32,275	28,241
Total	$108,305	$97,065

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses and were $23.3 million, $20.8 million, and $20.1 million in 2015, 2014, and 2013, respectively.

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

June 30	2015	2014
Land, buildings and
leasehold improvements	$71,517	$78,596
Machinery, equipment and other	181,394	171,238
Total	252,911	249,834
Less accumulated depreciation	144,375	153,137
Property, plant and equipment - net	$108,536	$96,697

Depreciation expense for the years ended June 30, 2015, 2014, and 2013 totaled $13.4 million, $12.2 million, and $12.7 million, respectively.

During the fourth quarter of fiscal year 2015, the Company classified land and buildings valued at $1.9 million, net as available for sale within other current assets.

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

While the Company believes that estimates of future cash flows are reasonable, changes in assumptions could significantly affect valuations and result in impairments in the future.  The most significant assumption involved in the Company’s determination of fair value is the cash flow projections of each reporting unit.  If the estimates of future cash flows for each reporting unit may be insufficient to support the carrying value of the reporting units, the Company will reassess its conclusions related to fair value and the recoverability of goodwill.

As a result of our annual assessment, the Company determined that the fair value of the reporting units and indefinite-lived intangible assets substantially exceeded their respective carrying values.  Therefore, no impairment charges were recorded in connection with our assessments during 2015 and 2014.

Changes to goodwill during the years ended June 30, 2015 and 2014 are as follows (in thousands):

	2015	2014
Balance at beginning of year	$143,904	$129,844
Accumulated impairment losses	17,939	17,939
Balance at beginning of year, net	125,965	111,905
Acquisitions	34,881	12,132
Foreign currency translation	(6,114)	1,928
Balance at end of year	$154,732	$125,965

6.  INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	Customer	Trademarks
	Relationships	(Indefinite-lived)	Other	Total
June 30, 2015
Cost	$43,493	$15,514	$4,096	$63,103
Accumulated amortization	(22,628)	-	(2,427)	(25,055)
Balance, June 30, 2015	$20,865	$15,514	$1,669	$38,048

June 30, 2014
Cost	$36,145	$14,508	$4,061	$54,714
Accumulated amortization	(21,137)	-	(2,087)	(23,224)
Balance, June 30, 2014	$15,008	$14,508	$1,974	$31,490

Amortization expense from continuing operations for the years ended June 30, 2015, 2014, and 2013 totaled $2.8 million, $2.6 million, and $2.6 million, respectively.  At June 30, 2015, aggregate amortization expense is estimated to be $3.1 million in fiscal 2016, $3.1 million in fiscal 2017, $2.9 million in fiscal 2018, $2.7 million in fiscal 2019, $2.3 million in fiscal 2020, and $8.2 million thereafter.

7.  DEBT

Long-term debt is comprised of the following at June 30 (in thousands):

	2015	2014
Bank credit agreements	$103,000	$45,000
Other	31	56
Total long-term debt	$103,031	$45,056

Long-term debt is due as follows (in thousands):

2016	$12
2017	12
2018	7
2019	-
2020	103,000
Thereafter	-

Bank Credit Agreements

During fiscal year 2015, the Company entered into an Amended and Restated Credit Agreement (“Credit Facility”, or “facility”).  This five-year Credit Facility expires in December 2019 and has a borrowing limit of $400 million, which can be increased by an amount of up to $100 million, in accordance with specified conditions contained in the agreement.  The facility also includes a $10 million sublimit for swing line loans and a $30 million sublimit for letters of credit.  The facility amends and restates a previously existing $225 million revolving credit agreement, which was scheduled to expire in January 2017.

Under the terms of the Credit Agreement, we will pay a variable rate of interest and a commitment fee on borrowed amounts as well as a commitment fee on unused amounts under the facility.  The amount of the commitment fee will depend upon both the undrawn amount remaining available under the facility and the Company’s funded debt to EBITDA (as defined in the agreement) ratio at the last day of each quarter.  As our funded debt to EBITDA ratio increases, the commitment fee will increase.

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of June 30, 2015, the Company had the ability to borrow $248.3 million under the facility based on our current EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants which the Company was compliant with as of June 30, 2015.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Agreement”), to interest expense for the trailing twelve months of at least 3.0:1.  Adjusted EBIT per the Credit Agreement specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to $7.5 million, and unlimited non-cash charges including gains or losses on sale of property and goodwill adjustments.  At June 30, 2015, the Company’s Interest Coverage Ratio was 26.99:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the credit agreement, calculated as Adjusted EBIT per the Credit Agreement plus depreciation and amortization, may not exceed 3.5:1.  At June 30, 2015, the Company’s Leverage Ratio was 1.08:1.

As of June 30, 2015, we had borrowings under our facility of $103.0 million and the effective rate of interest for outstanding borrowings under the facility was 1.46%.  Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.

In order to manage our interest rate exposure, we are party to $35.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.63%.

Other Long-Term Borrowings

At June 30, 2015, and 2014, the Company had standby letter of credit sub-facility outstanding, primarily for insurance purposes of $7.2 million and $11.3 million, respectively.

8.  ACCRUED LIABILITIES

Accrued expenses recorded in our Consolidated Balance Sheets at June 30, consist of the following (in thousands):

	2015	2014
Payroll and employee benefits	$26,329	$26,736
Workers' compensation	2,586	2,610
Warranty	8,066	7,401
Other	10,761	14,291
Total	$47,742	$51,038

9.  DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps

In order to manage our interest rate exposure, we are party to $35.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.63% at June 30, 2015.

The fair value of the swaps recognized in accrued liabilities and in other comprehensive income (loss) at June 30, 2015 and 2014 is as follows (in thousands):

				Fair Value at June 30,
Effective Date	Notional Amount	Fixed Interest Rate	Maturity	2015	2014
June 1, 2010	$5,000	2.495%	May 26, 2015	$-	$(108)
June 1, 2010	5,000	2.495%	May 26, 2015	-	(108)
June 4, 2010	10,000	2.395%	May 26, 2015	-	(206)
June 9, 2010	5,000	2.34%	May 26, 2015	-	(100)
June 18, 2010	5,000	2.38%	May 26, 2015	-	(103)
September 21, 2011	5,000	1.60%	September 22, 2014	-	(18)
March 15, 2012	10,000	2.75%	March 15, 2016	(186)	(418)
December 19, 2014	20,000	1.18%	December 19, 2017	(140)	-
December 19, 2014	5,000	1.20%	December 19, 2017	(36)	-
December 19, 2015	10,000	2.01%	December 19, 2019	(150)	-
December 18, 2015	15,000	1.46%	December 19, 2018	(39)	-
				$(551)	$(1,061)

The Company reported no losses for the years ended June 30, 2015, 2014, and 2013, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign purchases of materials and loan payments to and from subsidiaries.  The Company enters into such contracts for hedging purposes only.  For hedges of intercompany loan payments, the Company has not elected hedge accounting due to the general short-term nature and predictability of the transactions, and records derivative gains and losses directly to the consolidated statement of operations.  At June 30, 2015 and 2014 the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized gain / (losses) of $0.7 million and ($1.2) million, respectively, which approximate the unrealized gains or losses on the related loans.  The contracts have maturity dates ranging from 2016-2019, which correspond to the related intercompany loans.  The notional amounts of these instruments, by currency, are as follows:

Currency	2015	2014
Euro	10,134,797	24,289,064
Canadian Dollar	-	3,600,000
Pound Sterling	1,730,542	3,975,192

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet at June 30, (in thousands):

	Asset Derivatives
	2015		2014
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Foreign exchange contracts	Other Assets	$844	Other Assets	$356

	Liability Derivatives
	2015		2014
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	$551	Accrued Liabilities	$1,061
Foreign exchange contracts	Accrued Liabilities	193	Accrued Liabilities	1,552
		$744		$2,613

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	2015	2014	2013
Interest rate swaps	$(533)	$(194)	$(195)
Foreign exchange contracts	(154)	-	-
	$(687)	$(194)	$(195)

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to Net Income for the periods ended (in thousands):

Details about Accumulated				Affected line item
Other Comprehensive				in the Statements
Income (Loss) Components	2015	2014	2013	of Operations
Interest rate swaps	$1,034	$1,031	$1,050	Interest expense
Foreign exchange contracts	-	-	-	Cost of goods sold
	$1,034	$1,031	$1,050

10.  INCOME TAXES

The components of income from continuing operations before income taxes are as follows (in thousands):

	2015	2014	2013
U.S. Operations	$33,161	$26,965	$35,805
Non-U.S. Operations	42,956	40,838	23,493
Total	$76,117	$67,803	$59,298

The Company utilizes the asset and liability method of accounting for income taxes.  Deferred income taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws.  The components of the provision for income taxes on continuing operations are shown below (in thousands):

	2015	2014	2013
Current:
Federal	$9,195	$9,653	$9,099
State	556	415	1,382
Non-U.S.	11,372	11,329	7,179
Total Current	21,123	21,397	17,660

Deferred:
Federal	$556	$(2,017)	$(454)
State	(495)	(376)	18
Non-U.S.	(310)	(950)	(1,980)
Total Deferred	(249)	(3,343)	(2,416)
Total	$20,874	$18,054	$15,244

The following is a reconciliation from the U.S. Federal income tax rate on continuing operations to the total tax provision is as follows (in thousands):

	2015	2014	2013
Provision at statutory tax rate	35.0%	35.0%	35.0%
State taxes	0.1%	0.0%	1.5%
Impact of foreign operations	-5.0%	-5.6%	-6.5%
Federal tax credits	-1.2%	-0.7%	-2.2%
Life insurance proceeds	0.0%	-1.7%	0.0%
Other	-1.5%	-0.4%	-2.1%
Effective income tax provision	27.4%	26.6%	25.7%

Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, size of the Company’s income or loss and any one-time activities occurring during the period.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2015 was impacted by the following items: (i) a benefit of $0.5 million related to the R&D tax credit that expired during the fiscal year on December 31, and (ii) a benefit of $4.0 million due to the mix of income earned in jurisdictions with beneficial tax rates.

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

Significant components of the Company’s deferred income taxes are as follows (in thousands):

	2015	2014
Deferred tax liabilities:
Depreciation and amortization	$(31,126)	$(20,934)
Total deferred tax liability	$(31,126)	$(20,934)

Deferred tax assets:
Accrued compensation	$3,911	$4,463
Accrued expenses and reserves	6,680	3,040
Pension	19,624	10,975
Inventory	2,066	1,549
Other	1,741	758
Net operating loss and credit carry forwards	3,983	3,685
Total deferred tax asset	$38,005	$24,470

Less: Valuation allowance	(656)	(530)
Net deferred tax asset (liability)	$6,223	$3,006

The Company estimates the degree to which deferred tax assets, including net operating loss and credit carry forwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss carry forwards that it believes will more likely than not go unrealized.  The valuation allowance at June 30, 2015 applies to state and foreign loss carry forwards, which management has concluded that it is more likely than not that these tax benefits will not be realized.  The increase (decrease) in the valuation allowance from the prior year was $0.12 million, less than $0.1 million, and ($0.3) million in 2015, 2014, and 2013, respectively.

As of June 30, 2015, the Company had gross state net operating loss ("NOL") and credit carry forwards of approximately $43.3 million and $2.2 million, respectively, which may be available to offset future state income tax liabilities and expire at various dates from 2015 through 2034.  In addition, the Company had foreign NOL carry forwards of approximately $2.7 million, $1.7 million of which carry forward indefinitely and $1.0 million that carry forward for 10 years.

The Company’s income taxes currently payable for federal and state purposes have been reduced by the benefit of the tax deduction in excess of recognized compensation cost from employee stock compensation transactions.  The provision for income taxes that is currently payable has not been adjusted by approximately $2.1 million and $1.7 million of such benefits of the Company that have been allocated to additional paid in capital in 2015 and 2014, respectively.

A provision has not been made for U.S. or additional non-U.S. taxes on $160.2 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S.  It is not practicable to estimate the amount of tax that might be payable on the remaining undistributed earnings. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. Accordingly, we believe that U.S. tax on any earnings that might be repatriated would be partially offset by U.S. foreign tax credits.

The total provision for income taxes included in the consolidated financial statements was as follows (in thousands):

	2015	2014	2013
Continuing operations	$20,874	$18,054	$15,244
Discontinued operations	(259)	(3,692)	482
	$20,615	$14,362	$15,726

The changes in the amount of gross unrecognized tax benefits during 2015, 2014 and 2013 were as follows (in thousands):

	2015	2014	2013
Beginning Balance	$1,033	$1,286	$1,298
Additions based on tax positions related to the current year	17	25	77
Additions for tax positions of prior years	4	-	19
Reductions for tax positions of prior years	-	(278)	(108)
Ending Balance	$1,054	$1,033	$1,286

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

Country	Years Ending June 30,
United States	2012 to 2015
Canada	2012 to 2015
Germany	2012 to 2015
Ireland	2012 to 2015
Portugal	2012 to 2015
United Kingdom	2012 to 2015

The Company’s policy is to include interest expense and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations.  At both June 30, 2015 and June 30, 2014, the Company had less than $0.1 million for accrued interest expense on unrecognized tax benefits.

11.  COMMITMENTS

The Company leases certain property and equipment under agreements with initial terms ranging from one to twenty years. Rental expense related to continuing operations for the years ended June 30, 2015, 2014, and 2013 was approximately $6.1 million, $5.5 million and $4.9 million, respectively.

The gross minimum annual rental commitments under non-cancelable operating leases, principally real-estate at June 30, 2015:

(in thousands)	Lease	Sublease	Net obligation
2016	$6,996	$378	$6,618
2017	5,464	364	5,100
2018	3,715	87	3,628
2019	2,854	-	2,854
2020	2,201	-	2,201
Thereafter	8,247	-	8,247

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

13.  STOCK-BASED COMPENSATION AND PURCHASE PLANS

Stock-Based Compensation Plans

Under incentive compensation plans, the Company is authorized to make grants of stock options, restricted stock and performance share units to provide equity incentive compensation to key employees and directors.  In fiscal 2005, the Company began granting stock awards instead of stock options.  The stock award program offers employees and directors the opportunity to earn shares of our stock over time, rather than options that give the employees and directors the right to purchase stock at a set price.  The Company has stock plans for directors, officers and certain key employees.

Total compensation cost recognized in income for equity based compensation awards was $3.8 million, $6.6 million, and $3.3 million for the years ended June 30, 2015, 2014 and 2013, respectively, primarily within Selling, General, and Administrative Expenses.  The total income tax benefit recognized in the consolidated statement of operations for equity-based compensation plans was $1.3 million, $2.3 million, and $1.2 million for the years ended June 30, 2015, 2014 and 2013, respectively.

390,394 shares of common stock were reserved for issuance under various compensation plans at June 30, 2015.

Restricted Stock Awards

The Company may award shares of restricted stock to eligible employees and non-employee directors of the Company at no cost, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights during the restriction period.  Such shares and rights are subject to forfeiture if certain employment conditions are not met.  During the restriction period, recipients of the shares are entitled to dividend equivalents on such shares, providing that such shares are not forfeited.  Dividends are accumulated and paid out at the end of the restriction period.  During 2015, 2014 and 2013, the Company granted 43,598, 62,698, and 44,388 shares, respectively, of restricted stock to eligible participants.  Restrictions on the stock awards generally lapse between fiscal 2016 and fiscal 2018.  For the years ended June 30, 2015, 2014 and 2013, $2.3 million, $3.3 million, and $1.5 million, respectively, was recognized as compensation expense related to restricted stock awards.  Substantially all awards are expected to vest.

A summary of restricted stock awards activity during the year ended June 30, 2015 is as follows:

	Restricted Stock Awards
	Number	Aggregate
	of	Intrinsic
	Shares	Value

Outstanding, June 30, 2014	144,095	$10,732,196
Granted	43,598
Exercised / vested	(71,220)	2,831,554
Canceled	(11,394)
Outstanding, June 30, 2015	105,079	$8,398,964

Restricted stock awards granted during 2015, 2014 and 2013 had a weighted average grant date fair value of $76.47, $58.84, and $44.59, respectively.  The grant date fair value of restricted stock awards is determined based on the closing price of the Company’s common stock on the date of grant.  The total intrinsic value of awards exercised during the years ended June 30, 2015, 2014, and 2013 was $2.8 million, $3.1 million, and $3.5 million, respectively.

As of June 30, 2015, there was $2.7 million of unrecognized compensation costs related to awards expected to be recognized over a weighted-average period of 1.47 years.

Executive Compensation Program

The Company operates a compensation program for key employees.  The plan contains both an annual component as well as long-term component.  Under the annual component, participants may elect to defer up to 50% of their annual incentive compensation in restricted stock which is purchased at a discount to the market.  Additionally, non-employee directors of the Company may defer a portion of their director’s fees in restricted stock units which is purchased at a discount to the market.  During the restriction period, recipients of the shares are entitled to dividend equivalents on such units, providing that such shares are not forfeited.  Dividend equivalents are accumulated and paid out at the end of the restriction period.  The restrictions on the units expire after three years.  At June 30, 2015 and 2014, respectively, 43,549 and 52,431 shares of restricted stock units are outstanding and subject to restrictions that lapse between fiscal 2016 and fiscal 2018.  The compensation expense associated with this incentive program is charged to income over the restriction period.  The Company recorded compensation expense related to this program of $0.3 million, $0.7 million, and $0.6 million for the years ended June 30, 2015, 2014 and 2013, respectively.

As of June 30, 2015, there was $0.3 million of unrecognized compensation costs related to awards expected to be recognized over a weighted-average period of 1.10 years

The fair value of the awards under the annual component of this incentive program is measured using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model are as follows:

	2015	2014	2013
Risk-free interest rates	0.88%	0.70%	0.25%
Expected life of option grants (in years)	3	3	3
Expected volatility of underlying stock	32.0%	38.9%	47.4%
Expected quarterly dividends (per share)	$0.10	$0.08	$0.07

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

A summary of the awards activity under the executive compensation program during the year ended June 30, 2015 is as follows:

	Annual Component			Performance Stock Units
		Weighted
	Number	Average	Aggregate	Number	Aggregate
	of	Exercise	Intrinsic	of	Intrinsic
	Shares	Price	Value	Shares	Value

Non-vested, June 30, 2014	52,432	$29.91	$1,360,566	40,366	$2,156,759
Granted	14,650	55.76		31,199
Vested	(21,298)	23.00	1,089,126	(24,137)	1,459,558
Forfeited	(2,235)	35.53		(18,978)
Non-vested, June 30, 2015	43,549	$41.70	$794,828	28,450	$1,873,626

Restricted stock awards granted under the annual component of this program in fiscal 2015, 2014, and 2013 had a grant date fair value of $80.98, $69.47, and $55.61, respectively.  The PSUs granted in fiscal 2015, 2014 and 2013 had a grant date fair value of $74.82, $54.48, and $44.20, respectively.  The total intrinsic value of awards vested under the executive compensation program during the years ended June 30, 2015, 2014 and 2013 was $1.5 million, $2.2 million, and $3.1 million, respectively.

The Company recognized compensation expense related to the PSUs of $1.3 million, $2.7 million, and $1.3 million for the years ended June 30, 2015, 2014 and 2013, respectively based on the probability of the performance targets being met.  The total unrecognized compensation costs related to non-vested performance share units was $1.0 million at June 30, 2015, which is expected to be recognized over a weighted average period of 1.57 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan that allows employees to purchase shares of common stock of the Company at a discount from the market each quarter.  Shares of our stock may be purchased by employees quarterly at 95% of the fair market value on the last day of each quarter.  Shares of stock reserved for the plan were 94,488 at June 30, 2015.  Shares purchased under this plan aggregated 3,382, 4,473, and 5,813 in 2015, 2014 and 2013, respectively, at an average price of $74.42, $58.54, and $48.16, respectively.

14.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of the Company’s accumulated other comprehensive income (loss) at June 30 are as follows (in thousands):

	2015	2014
Foreign currency translation adjustment	$(13,333)	$9,800
Unrealized pension losses, net of tax	(79,248)	(64,968)
Unrealized losses on derivative instruments, net of tax	(436)	(651)
Total	$(93,017)	$(55,819)

15.  DISCONTINUED OPERATIONS

In June 2014, the Company divested the American Foodservice Company, (“AFS”) a manufacturer of custom design and fabrication of counter systems and cabinets, in our Food Service Equipment Group segment.  In connection with this sale, the Company received proceeds of $3.1 million and recorded a net loss on disposal of $3.2 million.

On March 30, 2012, ADP was sold to a private equity buyer for consideration of $16.1 million consisting of $13.1 million in cash.  Pursuant to the transaction, the Company received a $3.0 million promissory note from the buyer.  The note is secured by a mortgage on the ADP real estate sold in the transaction in Detroit Lakes, MN, Medina, NY, and Powder Springs, GA.  The Company remained the obligor of ADP’s Philadelphia, PA facility and administrative offices, and sublet space to the buyer after the divestiture.  The buyer terminated their obligation under the Philadelphia sublease in September 2014.  On February 4, 2015 we entered into a one year renewable sublease agreement for this building.  Our net obligation with respect to the remaining Philadelphia leases is $1.3 million, of which $0.9 million was recorded as a liability at June 30, 2015.  We do not expect to record additional charges related to these obligations

During 2014, the Company received notice that its obligations under a guarantee provided to the buyers of ADP were triggered as a result of its withdrawal from both of the multi-employer pension plans in which ADP previously participated.  As a result, the Company has recorded charges of $1.6 million in excess of the value of the guarantee previously recorded.  The last of these obligations were settled in July of fiscal year 2016 by a $0.5 million payment to the final multi-employer plan.

The following table summarizes the Company’s discontinued operations activity, by operation, for the years ended June 30, (in thousands):

	Year Disposed	2015	2014	2013
Sales:
American Foodservice Company	2014	$-	$20,556	$27,870
Air Distribution Products Group	2012	-	-	-
		-	20,556	27,870
Income (loss) before taxes:
American Foodservice Company (1)	2014	(492)	(8,339)	1,934
Air Distribution Products Group	2012	(137)	(1,849)	(451)
Other loss from discontinued operations		(130)	(387)	(207)
Income (loss) before taxes from discontinued operations		(759)	(10,575)	1,276
(Provision) benefit for tax		259	3,692	(482)
Net income (loss) from discontinued operations		$(500)	$(6,883)	$794

(1) American Foodservice Company incurred a pretax operational loss of $3.5 million and pretax loss on sale of $4.8 million in 2014.

Assets and liabilities related to discontinued operations to be retained by the Company are recorded in the Consolidated Balance Sheets at June 30 under the following captions (in thousands):

	2015	2014
Current assets	$23	$199
Non-current assets	3,014	3,014
Current liabilities	1,383	2,340
Non-current liabilities	896	1,791

16.  RESTRUCTURING

The Company has undertaken a number of initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

	Involuntary Employee
	Severance and
Year Ended June 30,	Benefit Costs	Other	Total
2015 Restructuring Initiatives	$847	$2,319	$3,166
Prior Year Initiatives	11	266	277
Total expense	$858	$2,585	$3,443

2014 Restructuring Initiatives	$1,528	$8,477	$10,005
Prior Year Initiatives	72	-	72
Total expense	$1,600	$8,477	$10,077

2013 Restructuring Initiatives	$1,299	$1,367	$2,666
Prior Year Initiatives	-	-	-
Total expense	$1,299	$1,367	$2,666

2015 Restructuring Initiatives

The Company continues to focus on our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions and facility closures.  During the second quarter of 2015, the Company announced the closure of our Food Service Equipment U.K. facility and entered into a distribution agreement with a U.K. based partner to reduce channel costs and enhance profitability, expand and strengthen, our U.K. Food Service Equipment group’s presence for all of our brands.  We incurred severance and non-cash lease impairment costs of $0.8 million associated with these activities for the year ending June 30, 2015.  Restructuring expense related to the 2015 initiatives have been completed.

Activity in the reserves related to 2015 restructuring initiatives is as follows (in thousands):

	Involuntary Employee
	Severance and
	Benefit Costs	Other	Total
Restructuring Liabilities at June 30, 2014	$-	$-	$-
Additions	847	2,319	3,166
Payments	(769)	(2,013)	(2,782)
Restructuring Liabilities at June 30, 2015	$78	$306	$384

Prior Year Initiatives

The Company previously announced a consolidation of our Food Service Equipment Group Cheyenne, Wyoming plant into its Mexico facility and other manufacturing consolidation efforts.  During fiscal year 2014 we recorded a non-cash expense of $5.4 million related to the impairment of long-lived assets in Cheyenne.  Expenses totaling $0.3 million were recorded during the year ending June 30, 2015.  Restructuring activities related to all prior year initiatives are substantially complete.  The cumulative expense related to all activities making up this initiative is expected to be $10.4 million.

Activity in the reserves related to prior year restructuring initiatives is as follows (in thousands):

	Involuntary Employee
	Severance and
	Benefit Costs	Other	Total
Restructuring Liabilities at June 30, 2013	$10	$-	$10
Additions	1,528	3,051	4,579
Payments	(983)	(3,051)	(4,034)
Restructuring Liabilities at June 30, 2014	$555	$-	$555
Additions	11	266	277
Payments	(566)	(266)	(832)
Restructuring Liabilities at June 30, 2015	$-	$-	$-

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Involuntary Employee
	Severance and
Year Ended June 30,	Benefit Costs	Other	Total
Fiscal Year 2015
Food Service Equipment Group	$ 215	$ 2,363	$ 2,578
Engineering Technologies Group	75	-	75
Engraving Group	220	-	220
Electronics Products Group	348	222	570
Total expense	$ 858	$ 2,585	$ 3,443

Fiscal Year 2014
Food Service Equipment Group	$ 746	$ 8,408	$ 9,154
Engraving Group	667	21	688
Electronics Products Group	187	48	235
Total expense	$ 1,600	$ 8,477	$ 10,077

Fiscal Year 2013
Food Service Equipment Group	$ 183	$ 25	$ 208
Engineering Technologies Group	44	-	44
Engraving Group	776	1,253	2,029
Electronics Products Group	296	89	385
Total expense	$ 1,299	$ 1,367	$ 2,666

17.  EMPLOYEE BENEFIT PLANS

Retirement Plans

The Company has defined benefit pension plans covering certain current and former employees both inside and outside of the U.S.  The Company’s pension plan for U.S. salaried employees was frozen as of December 31, 2007, and participants in the plan ceased accruing future benefits.  The Company’s pension plan for U.S. hourly employees was frozen for substantially all participants as of July 31, 2013, and replaced with a defined contribution benefit plan.  Based on changes to the plan, the Company recorded a reduction in U.S. non-cash pension plan expense in 2014 of $2.6 million as compared to 2013, which was partially offset by increased expenses associated with the implementation of the defined contribution benefit program.  During fiscal 2015, the Society of Actuaries released new mortality tables that reflect increased life expectancy over the previous tables. The company incorporated these new tables into its most recent measurement of its U.S. pension obligations which resulted in an increase in the Company’s projected benefit obligation as of June 30, 2015.

Net periodic benefit cost for U.S. and non-U.S. plans included the following components (in thousands):

	U.S. Plans			Foreign Plans
	Year Ended June 30,			Year Ended June 30,
	2015	2014	2013	2015	2014	2013
Service Cost	$211	$233	$702	$44	$46	$40
Interest Cost	10,476	11,241	10,941	1,618	1,723	1,667
Expected return on plan assets	(13,954)	(13,513)	(14,790)	(1,474)	(1,532)	(1,339)
Recognized net actuarial loss	3,945	3,941	7,577	750	819	901
Amortization of prior service cost (benefit)	54	57	98	(53)	(60)	(57)
Amortization of transition Obligation (asset)	-	-	2	-	-	-
Curtailment	244	-	52	-	-	-
Net periodic benefit cost (benefit)	$976	$1,959	$4,582	$885	$996	$1,212

The following table sets forth the funded status and amounts recognized as of June 30, 2015 and 2014 for our U.S. and foreign defined benefit pension plans (in thousands):

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
	2015	2014	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$240,426	$227,874	$44,278	$37,897
Service cost	211	233	44	46
Interest cost	10,476	11,241	1,618	1,723
Actuarial loss (gain)	16,570	16,317	3,996	2,161
Benefits paid	(15,468)	(15,239)	(1,455)	(1,662)
Foreign currency exchange rate	-	-	(4,800)	4,113
Projected benefit obligation at end of year	$252,215	$240,426	$43,681	$44,278
Change in plan assets
Fair value of plan assets at beginning of year	$216,043	$200,174	$37,487	$30,889
Actual return on plan assets	3,900	30,956	3,410	3,034
Employer contribution	235	152	1,336	1,375
Benefits paid	(15,468)	(15,239)	(1,455)	(1,662)
Foreign currency exchange rate	-	-	(3,412)	3,851
Fair value of plan assets at end of year	$204,710	$216,043	$37,366	$37,487

Funded Status	$(47,505)	$(24,383)	$(6,315)	$(6,791)
Amounts recognized in the consolidated balance sheets consists of:
Prepaid Benefit Cost	$-	$-	$107	$1,167
Current liabilities	(199)	(199)	(314)	(327)
Non-current liabilities	(47,306)	(24,184)	(6,109)	(7,631)
Net amount recognized	$(47,505)	$(24,383)	$(6,316)	$(6,791)

Unrecognized net actuarial loss	114,715	92,036	10,655	10,506
Unrecognized prior service cost	14	312	(130)	(220)
Accumulated other comprehensive income, pre-tax	$114,729	$92,348	$10,525	$10,286

The accumulated benefit obligation for all defined benefit pension plans was $295.0 million and $283.7 million at June 30, 2015 and 2014, respectively.

The estimated actuarial net loss and prior service benefit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $4.9 million and less than $0.1 million, respectively.

Plan Assets and Assumptions

The fair values of the Company’s pension plan assets at June 30, 2015 and 2014 by asset category, as classified in the three levels of inputs described in Note 1 under the caption Fair Value of Financial Instruments, are as follows (in thousands):

	June 30, 2015
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$4,051	$451	$3,600	$-
Common and preferred stocks	101,725	17,716	84,009	-
U.S. Government securities	14,469	-	14,469	-
Corporate bonds and other fixed income securities	112,297	6,238	106,059	-
Other	9,534	-	9,534	-
	$242,076	$24,405	$217,671	$-

	June 30, 2014
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$3,078	$287	$2,791	$-
Common and preferred stocks	107,498	16,754	90,744	-
U.S. Government securities	13,334	-	13,334	-
Corporate bonds and other fixed income securities	118,131	7,297	110,834	-
Other	11,488	-	11,488	-
	$253,529	$24,338	$229,191	$-

Asset allocation at June 30, 2015 and 2014 and target asset allocations for 2015 are as follows:

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
Asset Category	2015	2014	2015	2014
Equity securities	33%	32%	24%	26%
Debt securities	31%	28%	75%	73%
Global balanced securities	26%	28%	0%	0%
Other	10%	12%	1%	1%
Total	100%	100%	100%	100%

	2015
Asset Category – Target	U.S.	U.K.
Equity securities	32%	25%
Debt and market neutral securities	33%	75%
Global balanced securities	25%	0%
Other	10%	0%
Total	100%	100%

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

Year Ended June 30	2015	2014	2013
Plan assumptions - obligation
Discount rate	2.30 - 4.70%	2.90 - 4.50%	3.50 - 5.10%
Rate of compensation increase	3.80%	3.80%	3.50 - 3.90%

Plan assumptions - cost
Discount rate	2.90 - 4.50%	3.50 - 5.10%	4.00 - 4.60%
Expected return on assets	4.20 - 7.25%	4.60 - 7.25%	4.80 - 7.80%
Rate of compensation increase	3.80%	3.90%	3.40 - 3.50%

Included in the above are the following assumptions relating to the obligations for defined benefit pension plans in the United States at June 30, 2015; a discount rate of 4.7% and expected return on assets of 7.25%.  The U.S. defined benefit pension plans represent the majority of our pension obligations.  The expected return on plan assets assumption is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds.  The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.

Expected benefit payments for the next five years are as follows: 2016, $16.9 million; 2017, $17.1 million; 2018, $17.1 million; 2019, $17.3 million; 2020, $17.5 million and thereafter, $89.4 million.  The Company expects to make $1.5 million of contributions to its pension plans in 2016.

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

The following table outlines the Company’s participation in multiemployer pension plans for the periods ended June 30, 2015, 2014, and 2013, and sets forth the yearly contributions into each plan.  The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number.  The most recent Pension Protection Act zone status available in 2015 and 2014 relates to the plans’ two most recent fiscal year-ends.  The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary.  Among other factors, plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded, and plans certified in the green zone are at least 80% funded.  The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (“FIP”) for yellow/orange zone plans, or a rehabilitation plan (“RP”) for red zone plans, is either pending or has been implemented.  For all plans, the Company’s contributions do not exceed 5% of the total contributions to the plan in the most recent year.

		Pension Protection Act Zone Status		Contributions
Pension Fund	EIN/Plan Number	2015	2014	FIP/RP Status	2015	2014	2013	Surcharge Imposed?	Expiration Date of Collective Bargaining Agreement
New England Teamsters and Trucking Industry Pension Fund	04-6372430-001	Red	Red	Yes/ Implemented	$437	$541	$427	No	4/15/2018
IAM National Pension Fund, National Pension Plan	51-6031295-002	Green	Green	No	633	659	623	No	10/4/2016 - 5/31/2018
					$1,070	$1,200	$1,050

Retirement Savings Plans

The Company has two primary employee savings plans, one for salaried employees and one for hourly employees.  Substantially all of our full-time domestic employees are covered by these savings plans.  Under the provisions of the plans, employees may contribute a portion of their compensation within certain limitations.  The Company, at the discretion of the Board of Directors, may make contributions on behalf of our employees under the plans.  Company contributions were $3.8 million, $4.0 million, and $4.1 million for the years ended June 30, 2015, 2014, and 2013, respectively.  At June 30, 2015, the salaried plan holds approximately 96,000 shares of Company common stock, representing approximately 9% of the holdings of the plan.

Postretirement Benefits Other Than Pensions

The Company sponsors an unfunded postretirement medical plan covering certain full-time employees who retire and have attained the requisite age and years of service.  Retired employees are required to contribute toward the cost of coverage according to various established rules.

The accumulated benefit obligation of the post-retirement medical plan was less than $0.2 million at both June 30, 2015 and June 30, 2014.  The plan holds no assets as the Company makes contributions as benefits are due.  Contributions for each of the last two fiscal years were less than $0.1 million.  The assumed weighted average discount rate was 4.70% and 4.50% as of June 30, 2015 and 2014, respectively.  A 1% increase in the assumed health care cost trend rate does not impact either the accumulated benefit obligation or the net postretirement cost, as the employer contribution for each participant is a fixed amount.

Effective January 1, 2013, the Company terminated its life insurance benefit provided to certain current and future retirees, resulting in a curtailment and settlement of the plan’s obligations.  The Company recorded a $2.3 million benefit from the settlement and curtailment as a component of selling, general and administrative expenses during the third quarter of 2013.

The following table sets forth the postretirement benefit cost reflected in the consolidated income statement sheet at year end (in thousands):

Components of Net Periodic Benefit Cost (in thousands)

	Year Ended June 30,
	2015	2014	2013
Service Cost	$-	$-	$13
Interest Cost	7	9	49
Recognized net actuarial gain	(1)	(7)	(24)
Curtailment	-	-	51
Plan Settlement	-	-	(2,329)
Amortization of transition obligation	-	-	112
Net periodic benefit cost	$6	$2	$(2,128)

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

•

Engineering Technologies Group – provides net and near net formed single-source customized solutions in the manufacture of engineered components for the aviation, aerospace, defense, energy, industrial, medical, marine, oil and gas, and manned and unmanned space markets.

•

Electronics Products Group – manufacturing and selling of electronic components for applications throughout the end-user market spectrum; and

•

Hydraulics Products Group – manufacturing and selling of single and double-acting telescopic and piston rod hydraulic cylinders.

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

Industry Segments
(in thousands)		Net Sales		Depreciation and Amortization
	2015	2014	2013	2015	2014	2013
Food Service Equipment	$408,706	$377,848	$367,008	$5,176	$4,485	$4,930
Engraving	110,781	109,271	93,380	3,497	3,342	3,226
Engineering Technologies	97,018	79,642	74,838	4,278	3,063	3,288
Electronics Products	114,196	114,881	108,085	2,759	2,807	2,986
Hydraulics Products	41,441	34,538	30,079	665	625	566
Corporate and Other	-	-	-	309	269	239
Total	$772,142	$716,180	$673,390	$16,684	$14,591	$15,235

Income (Loss) From Operations				Capital Expenditures
	2015	2014	2013	2015	2014	2013
Food Service Equipment	$37,456	$38,203	$37,533	$4,791	$3,740	$3,149
Engraving	24,250	22,145	15,596	5,856	4,648	5,106
Engineering Technologies	13,097	12,676	13,241	8,025	7,686	1,734
Electronics Products	20,884	19,732	16,147	2,298	1,631	3,243
Hydraulics Products	7,013	5,781	4,968	784	684	580
Restructuring charge	(3,443)	(10,077)	(2,666)	-	-	-
Gain on sale of real estate	-	-	-	-	-	-
Other operating income (expense), net	438	3,462	-	-	-	-
Corporate	(21,051)	(26,054)	(22,924)	268	1,531	568
Total	$78,644	$65,868	$61,895	$22,022	$19,920	$14,380
Interest expense	(3,161)	(2,249)	(2,469)
Other, net	634	4,184	(128)
Income from continuing operations before income taxes	$76,117	$67,803	$59,298

	Goodwill		Identifiable Assets
		2015	2014	2015	2014
Food Service Equipment		$56,812	$56,731	$218,334	$214,674
Engraving		20,248	20,716	114,268	101,106
Engineering Technologies		46,000	12,188	141,351	75,591
Electronics Products		28,614	33,272	90,948	103,699
Hydraulics Products		3,058	3,058	22,705	16,410
Corporate & Other		-	-	72,735	66,680
Total		$154,732	$125,965	$660,341	$578,160

Net sales (1)		2015	2014	2013
United States		$561,923	$505,853	$488,048
Asia Pasific		64,840	53,551	51,664
EMEA (2)		117,816	130,602	113,367
Other Americas		27,563	26,174	20,311
Total		$772,142	$716,180	$673,390

(1)   Net sales were identified based on geographic location where our products and services were initiated.

(2)   EMEA consists primarily of Europe, Middle East and S. Africa.

Long-lived assets	2015	2014	2013
United States	$76,274	$59,225	$58,890
Asia Pasific	7,047	5,627	4,166
EMEA (2)	18,604	23,266	22,065
Other Americas	6,611	8,579	7,421
Total	$108,536	$96,697	$92,542

19.  INSURANCE PROCEEDS

The Company recorded $0.4 million and $3.5 million in 2015 and 2014 of net gains, as components of other operating income net, from insurance proceeds we received related to a catastrophic failure of a large vertical machining center located at our Engineering Technologies facility in Massachusetts.  Insurance proceeds of $4.5 million in 2014 were partially offset by the write-off of the net book value of the machine of $1.0 million.

During 2014, the Company recorded $3.4 million gain, as a component of other non-operating income net, from proceeds for a life insurance policy triggered by the death of a former executive. This life insurance policy relates to an inactive program for key executives.  There are six retired executives remaining in this program and current management is ineligible to participate.

20.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended June 30, 2015 and 2014 are as follows (in thousands, except for per share data):

	2015
	First	Second	Third	Fourth
Net sales	$202,027	$189,337	$180,999	$199,779
Gross profit	66,112	58,800	57,258	65,316
Net income (loss)	14,552	11,184	12,626	16,381
EARNINGS PER SHARE (1)
Basic	$1.18	$0.89	$1.01	$1.29
Diluted	$1.16	$0.88	$1.00	$1.27

	2014
	First	Second	Third	Fourth
Net sales	$178,140	$166,540	$174,160	$197,340
Gross profit	60,405	55,894	57,572	64,398
Net income (loss)	9,082	10,517	13,220	10,047
EARNINGS PER SHARE (1)
Basic	$0.97	$0.84	$1.05	$1.08
Diluted	$0.96	$0.83	$1.04	$1.07

(1)   Basic and diluted earnings per share are computed independently for each reporting period.  Accordingly, the sum of the quarterly earnings per share amounts may not agree to the year-to-date amounts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Standex International Corporation

We have audited the accompanying consolidated balance sheet of Standex International Corporation and subsidiaries (the “Company”) as of June 30, 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended June 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standex International Corporation and subsidiaries as of June 30, 2015, and the results of their operations and their cash flows for the year ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 27, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

August 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Standex International Corporation

Salem, New Hampshire

We have audited the accompanying consolidated balance sheet of Standex International Corporation and subsidiaries (the “Company”) as of June 30, 2014, and the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for the years ended June 30, 2014 and 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Standex International Corporation and subsidiaries as of June 30, 2014, and the results of their operations and their cash flows for the years ended June 30, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

August 28, 2014

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.  Controls and Procedures

The management of the Company including its Chief Executive Officer, and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2015, that the disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is  (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition.  As discussed in Note 2 to the consolidated financial statements contained in this Report; the Company acquired all of the outstanding stock of MPE Aeroengines, Inc. including its wholly owned subsidiary Enginetics Corporation, (“Enginetics”) on September 4, 2014.  Enginetics represents 3.1% of the Company's consolidated revenue for the year ended June 30, 2015 and approximately 10.1% of the Company's consolidated assets at June 30, 2015.  Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2015 excludes any evaluation of the internal control over financial reporting of Enginetics.

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of our fiscal year (ended June 30, 2015) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

The management of Standex is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 240.13a-15(f) of the Exchange Act).  The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this report on Form 10-K.  In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (2013).”  These criteria are in the areas of control environment, risk assessment, control activities, information and communication and monitoring.  Management’s assessment included documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting.

Based on the Company’s processes, as described above, management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of June 30, 2015 to provide reasonable assurance of achieving its objectives.  These results were reviewed with the Audit Committee of the Board of Directors.  Grant Thornton, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on the Company’s internal control over financial reporting, which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Standex International Corporation

We have audited the internal control over financial reporting of Standex International Corporation and subsidiaries (the “Company”) as of June 30, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Enginetics Corporation, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 10% and 4% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2015. As indicated in Management’s Report, Enginetics Corporation was acquired during the year ended June 30, 2015. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Enginetics Corporation.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2015, and our report dated August 27, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

August 27, 2015

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission (“SEC”) a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended June 30, 2015 (the “Proxy Statement”).  The information required by this item and not provided in Part 1 of this report under Item 1 “Executive Officers of Standex” is incorporated by reference from the Proxy Statement under the captions “Election of Directors,” “Stock Ownership in the Company,” “Other Information Concerning the Company, Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 11.  Executive Compensation

Information regarding executive compensation is incorporated by reference from the Proxy Statement under the captions and sub-captions:  “Executive Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” “2015 Summary Compensation Table,” “Other Information Concerning the Company Board of Directors and Its Committees,” and “Directors Compensation.”

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

The Equity Compensation Plan table below represents information regarding the Company’s equity based compensation plan at June 30, 2015.

	(A)	(B)	(C)
	Number of Securities To	Weighted-Average	Number of Securities Remaining
	Be Issued Upon Exercise	Exercise Price Of	Available For Future Issuance Under
	Of Outstanding Options,	Outstanding Options,	Equity Compensation Plans (Excluding
Plan Category	Warrants And Rights	Warrants And Rights	Securities reflected in Column (A))
Equity compensation plans approved by stockholders	201,132	$ 9.03	390,394
Equity compensation plans not approved by stockholders	-	-	-
Total	201,132	$ 9.03	390,394

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)

Financial Statements

Financial Statements covered by the Reports of Independent Registered Public Accounting Firm

(A)

Consolidated Statements of Operations for the fiscal years ended June 30, 2015, 2014 and 2013

(B)

Consolidated Balance Sheets as of June 30, 2015 and 2014

(C)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the fiscal years ended June 30, 2015, 2014 and 2013

(D)

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2015, 2014 and 2013

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

(ii)

By-Laws of Standex, as amended, and restated

8-K

2/4/2015

effective January 30, 2015 filed as Item 5.03, Exhibit 3.1

4.

(a)

Agreement of the Company, dated September 15, 1981,

10-K

6/30/1981

to furnish a copy of any instrument with respect to

certain other long-term debt to the Securities and

Exchange Commission upon its request filed as

Exhibit 4.

10.

(a)

Amended and Restated Employment Agreement

10-K

6/30/2010

dated August 25, 2010 between the Company

and Roger L. Fix*

(b)

Non-Competition Agreement between the

8-K

12/3/2014

Company and John Abbott dated December 1, 2014

Filed as Item 5.02(e), Exhibit 10*

(c)

Amended and Restated Employment Agreement

10-K

6/30/2010

dated August 25, 2010 between the Company

and John Abbott*

(d)

Amended and Restated Employment Agreement

10-K

6/30/2010

dated August 25, 2010 between the Company

and Thomas D. DeByle*

(e)

Amended and Restated Employment Agreement

10-K

6/30/2010

dated August 25, 2010 between the Company

and Deborah A. Rosen*

(f)

Employment Agreement dated

10-Q

9/30/2013

August 2, 2012 between the Company

And Michael A. Patterson*

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

Restricted Stock Unit Award granted to Roger L.

8-K

1/27/2006

Fix dated January 25, 2006 filed as Item 1.01.*

(o)

Amended and Restated Credit Agreement

8-K

12/19/2014

Dated December 19, 2014 by and among

Standex International Corporation, Citizens Bank, N.A.;

Bank of America, N.A.; TD Bank, N.A.;

JPMorgan Chase Bank, N.A.; Branch Banking

& Trust Company and Santander Bank, N.A.

Filed as Item 1.01, Exhibit 10

(p)

Amendment to Directors’ Compensation Program

8-K

11/2/2006

for members of the Board of Directors of the

Company filed as Item 1.01.*

(q)

Stock Purchase Agreement by and among MPE

10Q/A

11/3/2014

Aeroengines, Inc. the stockholders and optionholders

of MPE Aeroengines, Inc. Morgenthaler Management

Partners VIII, LLC, as Representative and Standex

International Corporation Dated August 14, 2014

filed as Item 1.01, Exhibit 10

(r)

Purchase and Sale Agreement dated July 1, 2014

X

Between Standex International Corporation and

AFS All American Millwork And Fabrication, LLC.

(r)

Purchase and Sale Agreement dated February 22,

10-Q

3/31/2012

2012 among the Company, Standex Air Distribution,

Products, Inc., Snappy Air Distribution Products, Inc.

as Sellers and BW HVAC Operations, LLC and

BW HVAC Real Estate Holdings, LLC as Buyers

Filed as Exhibit 10

(s)

Stock Purchase Agreement

10-K

6/30/2014

dated June 20, 2014 among the Company, as

Buyer, and the shareholders of Ultrafryer Systems, Inc.,

as Sellers filed as Exhibit 10

(t)

Code of Ethics for Chief Executive Officer and

10-K

6/30/2005

Senior Financial Officers is incorporated by

reference as Exhibit 14.

21.

Subsidiaries of Standex International Corporation

X

23.1

Consent of Independent Registered Public

X

Accounting Firm

23.2

Consent of Independent Registered Public

X

Accounting Firm

24.

Powers of Attorney of Charles H. Cannon, Thomas E.

X

Chorman, Jeffrey S. Edwards, William R. Fenoglio,

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on August 27, 2015.

STANDEX INTERNATIONAL CORPORATION

(Registrant)

/s/ DAVID DUNBAR

David Dunbar

President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on August 27, 2015:

Signature

Title

/s/ DAVID DUNBAR

President/Chief Executive Officer

David Dunbar

/s/ THOMAS D. DEBYLE

Vice President/Chief Financial Officer

Thomas D. DeByle

/s/ SEAN VALASHINAS

Chief Accounting Officer

Sean Valashinas

David Dunbar, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on August 27, 2015 as attorney-in-fact for the following directors of the Registrant:

Charles H. Cannon	Roger L. Fix
Thomas E. Chorman	Thomas J. Hansen
Jeffrey S. Edwards	Daniel B. Hogan,
William R. Fenoglio	H. Nicholas Muller, III, Ph.D.
Gerald H. Fickenscher

/s/ DAVID DUNBAR

David Dunbar

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

The Company will furnish its 2015 Proxy Statement and proxy materials to security holders subsequent to the filing of the annual report on this Form.  Copies of such material shall be furnished to the Commission when they are sent to security holders.

INDEX TO EXHIBITS

PAGE

10(s)

Purchase and Sale Agreement

dated June 30, 2014 among Standex International Corporation, as Seller, and AFS All-American Millwork and Fabrication, LLC, as Buyer

21.

Subsidiaries of Standex

23.1

Consent of Independent Registered Public Accounting Firm

23.2

Consent of Independent Registered Public Accounting Firm

24.

Powers of Attorney of Charles H. Cannon, Thomas E. Chorman, Jeffrey S. Edwards, William R. Fenoglio, Gerald Fickenscher, Roger L. Fix, Thomas J. Hansen, Daniel B. Hogan, and H. Nicholas Muller, III, Ph.D.

31.1

Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Vice President and Chief Financial Officer

32.

Section 1350 Certification

END OF FORM 10-K

SUPPLEMENTAL INFORMATION FOLLOWS

Board of Directors

Title

Roger L. Fix 4

Chairman

Charles H. Cannon, Jr., 2, 4

Retired Chairman and CEO, JBT Corporation

Thomas E. Chorman 1, 3

CEO, Foam Partners LLC

David Dunbar 4

President and Chief Executive Officer

Jeffrey Edwards 2

Chairman and Chief Executive Officer, Cooper Standard

Holdings, Inc.

William R. Fenoglio 1, 4

Former President/CEO, Augat, Inc.

Gerald H. Fickenscher 1, 3

Retired Vice President, Europe, Middle East,

and Africa, Crompton Corporation

Thomas J. Hansen 1

Former Vice Chairman of IllinoisTool Works, Inc.

Daniel B. Hogan, Ph. D. 3

Executive Director, Passim Folk Music and Cultural Center

H. Nicholas Muller, III, Ph.D. 2, 3

Former President/CEO, Frank Lloyd Wright Foundation

________________________

1

Member of Audit Committee

2

Member of Compensation Committee

3

Member of Corporate Governance/Nominating Committee

4

Member of Executive Committee

Corporate Officers

David Dunbar

President and Chief Executive Officer

Thomas D. DeByle

Vice President, Chief Financial Officer and Treasurer

Deborah A. Rosen

Vice President, Chief Legal Officer and Secretary

Stacey S. Constas

Corporate Governance Officer and Assistant Secretary

Sean Valashinas

Chief Accounting Officer and Assistant Treasurer

Christopher J. Seiler

Tax Director

Operating Management

FOOD SERVICE EQUIPMENT GROUP

Anne De Greef-Safft

Group President of Food Service Equipment Group

ENGINEERING TECHNOLOGIES GROUP

Leonard Paolillo

President

ENGRAVING GROUP

Phillip R. Whisman

President

ELECTRONICS PRODUCTS GROUP

John Meeks

President

HYDRAULICS PRODUCTS GROUP

Richard Hiltunen

President

Shareholder Information

Corporate Headquarters

Standex International Corporation

11 Keewaydin Drive

Salem, NH   03079

(603) 893-9701

Facsimile:  (603) 893-7324

www.standex.com

Common Stock

Listed on the New York Stock Exchange

(Ticker symbol:   SXI)

Transfer Agent and Registrar

Computershare

250 Royall Street

Canton, MA  07021

(800) 368-5948

www.Computershare.com

Independent Auditors

Grant Thornton LLP

75 State Street, 13th Floor

Boston, MA 02109-1827

Shareholder Services

Stockholders should contact Standex’s Transfer Agent (Computershare, 250 Royall Street, Canton, MA  02021) regarding changes in name, address or ownership of stock; lost certificates of dividends; and consolidation of accounts.

Stockholders’ Meeting

The Annual Meeting of Stockholders will be held at 11:00 a.m. on Wednesday, October 28, 2015 at the Burlington Marriott, One Burlington Mall Road, Burlington, MA 01803.

1