Form 10-Q
period 2015-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 2015-10-29
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of Registrant's Common Stock outstanding on October 26, 2015 was 12,771,620

STANDEX INTERNATIONAL CORPORATION

INDEX

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Unaudited Condensed Consolidated Balance Sheets as of

September 30, 2015 and June 30, 2015

2

Unaudited Condensed Consolidated Statements of Operations for the

Three Months Ended September 30, 2015 and 2014

3

Unaudited Condensed Consolidated Statements of Comprehensive Income for the

Three Months Ended September 30, 2015 and 2014

4

Unaudited Condensed Consolidated Statements of Cash Flows for the

Three Months Ended September 30, 2015 and 2014

5

Notes to Unaudited Condensed Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

18

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

27

Item 4.

Controls and Procedures

28

PART II.

OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

29

Item 6.

Exhibits

29

PART I. FINANCIAL INFORMATION
ITEM 1

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share data)	September 30, 2015	June 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$95,325	$96,128
Accounts receivable, net of reserve for doubtful accounts of	106,263	110,478
$2,344 and $2,226 at September 30, 2015 and June 30, 2015
Inventories	113,021	108,305
Prepaid expenses and other current assets	7,617	7,070
Income taxes receivable	651	747
Deferred tax asset	13,196	12,674
Total current assets	336,073	335,402
Property, plant, and equipment, net	108,259	108,536
Intangible assets, net	37,267	38,048
Goodwill	153,518	154,732
Deferred tax asset	976	917
Other non-current assets	21,431	21,428
Total non-current assets	321,451	323,661
Total assets	$657,524	$659,063

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$70,579	$80,764
Accrued liabilities	46,044	47,742
Income taxes payable	9,100	10,285
Total current liabilities	125,723	138,791
Long-term debt	104,346	101,753
Accrued pension and other non-current liabilities	68,853	69,949
Total non-current liabilities	173,199	171,702
Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000
shares authorized, 27,984,278 issued, 12,681,723 and
12,651,488 outstanding at September 30, 2015 and June 30, 2015	41,976	41,976
Additional paid-in capital	49,151	47,254
Retained earnings	647,313	632,864
Accumulated other comprehensive loss	(98,358)	(93,017)
Treasury shares: 15,302,555 shares at September 30, 2015
and 15,332,790 shares at June 30, 2015	(281,480)	(280,507)
Total stockholders' equity	358,602	348,570
Total liabilities and stockholders' equity	$657,524	$659,063

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	September 30,
(In thousands, except per share data)	2015	2014
Net sales	$198,398	$202,027
Cost of sales	129,846	135,915
Gross profit	68,552	66,112
Selling, general, and administrative expenses	43,930	43,954
Restructuring costs	1,519	862
Other operating (income) expense, net	-	59
Total operating expenses	45,449	44,875
Income from operations	23,103	21,237
Interest expense	(644)	(643)
Other non-operating income (expense)	190	265
Income from continuing operations before income taxes	22,649	20,859
Provision for income taxes	6,508	5,932
Income from continuing operations	16,141	14,927
Income (loss) from discontinued operations, net of income taxes	(160)	(375)
Net income (loss)	$15,981	$14,552
Basic earnings (loss) per share:
Continuing operations	$1.27	$1.18
Discontinued operations	(0.01)	(0.03)
Total	$1.26	$1.15
Diluted earnings (loss) per share:
Continuing operations	$1.26	$1.16
Discontinued operations	(0.01)	(0.03)
Total	$1.25	$1.13

Cash dividends per share	$0.12	$0.10

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Comprehensive Income

Three Months Ended
September 30,
(In thousands)	2015	2014
Net income (loss)	$15,981	$14,552
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	296	594
Amortization of unrecognized costs	1,203	1,185
Derivative instruments:
Change in unrealized gains and (losses)	(478)	(2)
Amortization of unrealized gains and (losses) into expense	120	258
Foreign currency translation gains (losses)	(6,138)	(8,809)
Other comprehensive income (loss) before tax	(4,997)	(6,774)

Income tax (provision) benefit:
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	(58)	(208)
Amortization of unrecognized costs	(422)	(421)
Derivative instruments:
Change in unrealized gains and (losses)	182	1
Amortization of unrealized gains and (losses) into expense	(46)	(99)
Income tax (provision) benefit to other comprehensive income (loss)	(344)	(727)

Other comprehensive income (loss), net of tax	(5,341)	(7,501)
Comprehensive income (loss)	$10,640	$7,051

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	September 30,
(In thousands)	2015	2014
Cash flows from operating activities
Net income	$15,981	$14,552
(Income) loss from discontinued operations	160	375
Income from continuing operations	16,141	14,927
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,414	4,011
Stock-based compensation	1,781	1,045
Non-cash portion of restructuring charge	1,046	(249)
Excess tax benefit from share-based payment activity	(471)	(1,308)
Contributions to defined benefit plans	(328)	(323)
Net changes in operating assets and liabilities	(14,710)	(29,062)
Net cash provided by (used in) operating activities - continuing operations	7,873	(10,959)
Net cash provided by (used in) operating activities - discontinued operations	(528)	117
Net cash provided by (used in) operating activities	7,345	(10,842)
Cash flows from investing activities
Expenditures for property, plant, and equipment	(5,337)	(7,199)
Expenditures for acquisitions, net of cash acquired	-	(57,149)
Other investing activity	52	1,546
Net cash (used in) investing activities - continuing operations	(5,285)	(62,802)
Net cash (used in) investing activities - discontinued operations	-	-
Net cash (used in) investing activities	(5,285)	(62,802)
Cash flows from financing activities
Borrowings on revolving credit facility	23,000	88,600
Payments of revolving credit facility	(20,500)	(8,600)
Activity under share-based payment plans	668	551
Excess tax benefit from share-based payment activity	471	1,308
Purchases of treasury stock	(1,996)	(6,427)
Cash dividends paid	(1,518)	(1,264)
Net cash provided by (used in) financing activities	125	74,168
Effect of exchange rate changes on cash and cash equivalents	(2,988)	(2,801)
Net change in cash and cash equivalents	(803)	(2,277)
Cash and cash equivalents at beginning of year	96,128	74,260
Cash and cash equivalents at end of period	$95,325	$71,983

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$542	$473
Income taxes, net of refunds	$6,900	$1,049

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three months ended September 30, 2015 and 2014, the cash flows for the three months ended September 30, 2015 and 2014 and the financial position of Standex International Corporation (“Standex”, the “Company”, “we”, “us”, or “our”), at September 30, 2015.  The interim results are not necessarily indicative of results for a full year.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2015.  The condensed consolidated balance sheet at June 30, 2015 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2015.  Certain prior period amounts have been reclassified to conform to the current period presentation.   Unless otherwise noted, references to years are to the Company’s fiscal years.

During the first quarter of 2016, we retrospectively adopted accounting standard update ASU 2015-3, Simplifying the Presentation of Debt Issuance Cost.  The adoption of this update has reclassed debt issuance cost from Other non-current assets to Long-term debt.  There have been no other significant changes in our reported financial position or results of operations and cash flows as a result of the adoption of new accounting pronouncements or to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 that have had a significant impact on our consolidated financial statements or notes herein.

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

The Company paid $55.0 million in cash for 100% of the outstanding stock of MPE Aeroengines, Inc., of which Enginetics is a wholly owned subsidiary and has recorded intangible assets of $10.6 million, consisting of $9.1 million of customer relationships which are expected to be amortized over a period of fifteen years and $1.5 million of trademarks which are indefinite-lived.  Acquired goodwill of $34.8 million is not deductible for income tax purposes due to the nature of the transaction.  The Company finalized the purchase price allocation during the fourth quarter ended June 30, 2015.

The components of the fair value of the Enginetics acquisition, are as follows (in thousands):

Enginetics	Final
Fair value of business combination:
Cash payments	$55,021
Less: cash acquired	(113)
Total	$54,908
Identifiable assets acquired and liabilities assumed:
Current Assets	$12,134
Property, plant, and equipment	8,808
Identifiable intangible assets	10,600
Goodwill	34,790
Other non-current assets	158
Liabilities assumed	(5,449)
Deferred taxes	(6,133)
Total	$54,908

On June 20, 2014, the Company acquired all of the outstanding stock of Ultrafryer Systems, Inc. (“Ultrafryer”), a producer of commercial deep fryers for restaurant and commercial installations.  During the quarter ended September 30, 2014, the Company made a subsequent $2.2 million disbursement related to the Ultrafryer acquisition to purchase the land and building associated with the business.

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

Discontinued operations for the three months ended September 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended
	September 30,
	2015	2014
Net sales	$-	$-
Pre-tax earnings	(248)	(521)
(Provision) benefit for taxes	88	146
Net earnings (loss) from discontinued operations	$(160)	$(375)

On March 30, 2012, Air Distribution Products Group, (“ADP”) was sold to a private equity buyer for consideration of $16.1 million consisting of $13.1 million in cash and a $3.0 million promissory note from the buyer.  The note was secured by a mortgage on the ADP real estate sold in the transaction in Detroit Lakes, MN, Medina, NY, and Powder Springs, GA.  During the first quarter 2016, the private equity buyer of ADP sold one of the facilities securing the note.  The Company released all mortgages on the properties and accepted an advanced payment of $2.8 million during October 2015 in order to reduce repayment risk and settle all obligations under the note.  The Company recorded a $0.2 million loss in discontinued operations during the first quarter 2016 related to this transaction.

The Company remained the obligor of ADP’s Philadelphia, PA facility and administrative offices, and sublet space to the buyer after the divestiture.  The buyer terminated their obligation under the Philadelphia sublease in September 2014.  On February 4, 2015 we entered into a one year renewable sublease agreement with a third party for this space.  Our net obligation with respect to the lease is $1.1 million, of which $0.8 million was recorded as a liability at September 30, 2015.  We do not expect to record additional charges related to these obligations.

Assets and liabilities related to discontinued operations appear in the condensed consolidated balance sheets are as follows (in thousands):

	September 30, 2015	June 30, 2015
Current assets	$39	$23
Other non-current assets	2,816	3,014
Accrued expenses	1,386	1,383
Accrued pension and other non-current liabilities	344	896

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

There were no transfers of assets or liabilities between level 1 and level 2 of the fair value measurement hierarchy at September 30, 2015 and June 30, 2015.  The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

Items presented at fair value at September 30, 2015 and June 30, 2015 consisted of the following (in thousands):

	September 30, 2015
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,202	$2,202	$-	$-
Foreign exchange contracts	200	-	200	-

Liabilities
Foreign exchange contracts	$80	$-	$80	$-
Interest rate swaps	974	-	974	-

	June 30, 2015
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,324	$2,324	$-	$-
Foreign exchange contracts	844	-	844	-

Liabilities
Foreign exchange contracts	$193	$-	$193	$-
Interest rate swaps	551	-	551	-

5)

Inventories

Inventories are comprised of the following (in thousands):

	September 30, 2015	June 30, 2015
Raw materials	$47,718	$46,865
Work in process	30,818	29,165
Finished goods	34,485	32,275
Total	$113,021	$108,305

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations were $5.7 million and $6.4 million for the three months ended September 30, 2015 and September 30 2014, respectively.

6)

Goodwill

Changes to goodwill during the period ending September 30, 2015 were as follows (in thousands):

	June 30, 2015	Translation Adjustment	September 30, 2015
Food Service Equipment Group	$56,812	$(8)	$56,804
Engraving Group	20,248	(27)	20,221
Engineering Technologies Group	46,000	(406)	45,594
Electronics Products Group	28,614	(773)	27,841
Hydraulics Products Group	3,058	-	3,058
Total	$154,732	$(1,214)	$153,518

7)

Intangible Assets

Intangible assets consist of the following (in thousands):

	Customer Relationships	Trademarks	Other	Total
September 30, 2015
Cost	$43,281	$15,513	$4,128	$62,922
Accumulated amortization	(23,144)	-	(2,511)	(25,655)
Balance, September 30, 2015	$20,137	$15,513	$1,617	$37,267

June 30, 2015
Cost	$43,493	$15,514	$4,096	$63,103
Accumulated amortization	(22,628)	-	(2,427)	(25,055)
Balance, June 30, 2015	$20,865	$15,514	$1,669	$38,048

Amortization expense for the three months ended September 30, 2015 and 2014 were both $0.7 million.  At September 30, 2015, amortization expense is estimated to be $2.4 million for the remainder of 2016, $3.1 million in 2017, $2.9 million in 2018, $2.7 million in 2019, $2.3 million in 2020, and $8.3 million thereafter.

8)

Warranties

The expected cost associated with warranty obligations on our products is recorded as a component of Cost of sales when the revenue is recognized.  The Company’s estimate of warranty cost is based on contract terms and historical warranty loss experience that is periodically adjusted for recent actual experience.  Since warranty estimates are forecasts based on the best available information, claims costs may differ from amounts provided.  Adjustments to initial obligations for warranties are made as changes in the obligations become reasonably estimable.

The changes in warranty reserve, which are recorded as a component of accrued liabilities, for the three months ended September 30, 2015 and year ended June 30, 2015 were as follows (in thousands):

	September 30, 2015	June 30, 2015
Balance at beginning of year	$7,436	$6,941
Acquisitions and other	-	3
Warranty expense	3,884	11,086
Warranty claims	(3,144)	(10,594)
Balance at end of period	$8,176	$7,436

9)

Debt

At September 30, 2015 and June 30, 2015, we had debt issuance costs of $1.2 million and $1.3 million, respectively.  The Company’s debt payments are due as follows (in thousands):

Fiscal Year	September 30, 2015
2016	$12
2017	12
2018	6
2019	-
2020	105,500
Thereafter	-
Funded Debt	105,530
Issuance cost	(1,184)
Debt net of issuance cost	$104,346

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

At September 30, 2015, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $7.7 million and had the ability to borrow $247.6 million under the facility.  At September 30, 2015, the carrying value of the current borrowings under the facility approximates fair value.

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

The Company’s effective swap agreements convert the base borrowing rate on $35 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 1.63% at September 30, 2015.  The fair value of the swaps recognized in accrued expenses and in other comprehensive income is as follows (in thousands, except percentages):

				Fair Value
Effective Date	Notional Amount	Fixed Rate	Maturity	September 30, 2015	June 30, 2015
March 15, 2012	10,000	2.745%	March 15, 2016	$(126)	$(186)
December 19, 2014	20,000	1.180%	December 19, 2017	(226)	(140)
December 19, 2014	5,000	1.200%	December 19, 2017	(57)	(36)
December 19, 2015	10,000	2.005%	December 19, 2019	(338)	(150)
December 18, 2015	15,000	1.460%	December 19, 2018	(227)	(39)
				$(974)	$(551)

The Company reported no losses for the three months ended September 30, 2015, as a result of hedge ineffectiveness.  Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign sales, foreign purchases of materials, and loan payments to and from subsidiaries.  The Company enters into such contracts for hedging purposes only.  For hedges of intercompany loan payments, the Company has not elected hedge accounting due to the general short-term nature and predictability of the transactions, and records derivative gains and losses directly to the statement of operations.  At September 30, 2015 and June 30, 2015, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized gain (losses) of $0.1 million and $0.7 million, respectively, which approximate the unrealized gains and losses on the related loans.  The notional amounts of the Company’s forward contracts, by currency, are as follows:

	Notional Amount
	(in native currency)
Currency	September 30, 2015	June 30, 2015
Euro	4,270,320	10,134,797
British Pound Sterling	120,491	1,730,542

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

Asset Derivatives
	September 30, 2015		June 30, 2015
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Foreign exchange contracts	Other Assets	$200	Other Assets	$844

	Liability Derivatives
	September 30, 2015		June 30, 2015
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	$974	Accrued Liabilities	$551
Foreign exchange contracts	Accrued Liabilities	80	Accrued Liabilities	193
		$1,054		$744

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended
	September 30,
	2015	2014
Interest rate swaps	$(552)	$(2)
Foreign exchange contracts	74	-
	$(478)	$(2)

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to Net Income for the periods ended (in thousands):

Details about Accumulated
Other Comprehensive	Three Months Ended		Affected line item
Income (Loss) Components	September 30,		in the Statements
	2015	2014	of Operations
Interest rate swaps	$128	$258	Interest expense
Foreign exchange contracts	(8)	-	Cost of Sales
	$120	$258

11)

Retirement Benefits

The Company has defined benefit pension plans covering certain current and former employees both inside and outside of the U.S.  The Company’s pension plan for U.S. employees is frozen for substantially all participants and has been replaced with a defined contribution benefit plan.

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three months ended September 30, 2015 and 2014 consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$18	$53	$9	$12
Interest cost	2,872	2,619	371	432
Expected return on plan assets	(3,467)	(3,489)	(337)	(392)
Recognized net actuarial loss	995	986	216	200
Amortization of prior service cost	4	14	(12)	(15)
Net periodic benefit cost	$422	$183	$247	$237

The Company expects to pay $1.5 million in contributions to its defined benefit plans during fiscal 2016.  Contributions of $0.3 million were made during the three months ended September 30, 2015 and 2014 respectively.  Required contributions of $0.9 million will be paid to the Company’s U.K. defined benefit plan during 2016.  The Company also expects to make contributions of $0.2 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively during the current fiscal year.

12)

Income Taxes

The Company's effective tax rate from continuing operations for the three months ended September 30, 2015 was 28.7% compared with 28.4% for the three months ended September, 2014.  The higher effective tax rate in fiscal year 2016 is primarily due to the expiration at December 31, 2015 of a beneficial Hi-Tech tax rate in China.  As a result, the Company is receiving a six-month benefit in the current year whereas the Company received a full twelve month benefit in the prior year.  The Company intends to apply for renewal when permitted.

13)

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2015	2014
Basic - Average shares outstanding	12,660	12,652
Effect of dilutive securities – Stock options and restrictive stock awards	103	181
Diluted - Average shares outstanding	12,763	12,833

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share.  No options to purchase common stock were excluded as anti-dilutive from the calculation of diluted earnings per share for the three months ended September 30, 2015 and 2014, respectively.

Performance stock units of 33,653 and 31,199 for the three months ended September 30, 2015 and 2014, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

14)

Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive loss are as follows (in thousands):

	September 30, 2015	June 30, 2015
Foreign currency translation adjustment	$(19,471)	$(13,333)
Unrealized pension losses, net of tax	(78,229)	(79,248)
Unrealized losses on derivative instruments, net of tax	(658)	(436)
Total	$(98,358)	$(93,017)

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

Net sales and income (loss) from continuing operations by segment for the three months ended
September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended September 30,
	Net Sales		Income from Operations
	2015	2014	2015	2014
Segment:
Food Service Equipment Group	$107,213	$113,833	$14,024	$11,673
Engraving Group	33,521	28,088	9,907	6,943
Engineering Technologies Group	18,711	20,119	675	2,220
Electronics Products Group	27,986	29,470	5,550	5,546
Hydraulics Products Group	10,967	10,517	1,976	1,722
Restructuring costs			(1,519)	(862)
Other operating income (expense), net			-	(59)
Corporate			(7,510)	(5,946)
Sub-total	$198,398	$202,027	$23,103	$21,237
Interest expense			(644)	(643)
Other non-operating income			190	265
Income from continuing operations before income taxes			$22,649	$20,859

Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Income (loss) from operations by segment excludes interest expense and other non-operating income (expense).

The Company’s identifiable assets at September 30, 2015 and June 30, 2015 are as follows (in thousands):

	September 30, 2015	June 30, 2015
Food Service Equipment Group	$220,307	$218,334
Engraving Group	113,980	114,268
Engineering Technologies Group	137,974	141,351
Electronics Products Group	91,784	90,948
Hydraulics Products Group	24,122	22,705
Corporate & Other	69,357	71,457
Total	$657,524	$659,063

17)

Restructuring

The Company has undertaken cost reduction and facility consolidation initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

	Three Months Ended
	September 30, 2015
Fiscal 2016	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$34	$60	$94
Prior year initiatives	37	1,388	1,425
	$71	$1,448	$1,519

	Three Months Ended
	September 30, 2014
Fiscal 2015	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$34	$3	$37
Prior year initiatives	125	700	825
	$159	$703	$862

2016 Restructuring Initiatives

The Company continues to focus on our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions and facility closures.  The Company’s 2016 initiatives have commenced at the specialty solutions division of the Food Service Equipment group and at our U.K. based Engineering Technologies group.

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at July 1, 2015	$-	$-	$-
Additions and adjustments	34	60	94
Payments	(34)	(60)	(94)
Restructuring liabilities at September 30, 2015	$-	$-	$-

Prior Year Initiatives

The Company previously announced closure of our Food Service Equipment U.K. facility and entered into a distribution agreement with a U.K. based partner to reduce channel costs and enhance profitability, expand and strengthen, our U.K. Food Service Equipment group’s presence for all of our brands.

Activity in the reserve related to the prior year restructuring initiatives is as follows (in thousands):

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2015	$82	$301	$383
Additions and adjustments	39	1,388	1,427
Payments	(116)	(1,464)	(1,580)
Restructuring liabilities at September 30, 2015	$5	$225	$230

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended
	September 30, 2015
	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment Group	$-	$1,360	$1,360
Engraving Group	2	-	2
Engineering Technologies Group	34	-	34
Electronics Products Group	35	88	123
	$71	$1,448	$1,519

	Three Months Ended
	September 30, 2014
	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment Group	$114	$561	$675
Engraving Group	34	3	37
Electronics Products Group	11	139	150
	$159	$703	$862

We incurred severance and other costs of $1.5 million associated with these activities during the three months ended September 30, 2015, which includes $1.2 million of non-cash expenses to reduce the net book value of a closed facility to its net realizable value.  Restructuring expense is expected to be $2.9 million for fiscal year 2016, of which $1.5 million was incurred for the period ending September 30, 2015.

18)

Subsequent Events

On October 1, 2015, the Company acquired Wisconsin-based Northlake Engineering, Inc., (“Northlake”), a highly respected designer, manufacturer and distributor of high reliability electromagnetic products and solutions serving the North America power distribution and medical equipment markets for approximately $13.9 million in cash.  Northlake will report to our Electronics Products Group.

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

As part of this ongoing strategy, immediately after the close of the quarter we acquired Northlake Engineering, Inc., a highly respected designer, manufacturer and distributor of high reliability magnetics serving the North American power distribution and medical equipment markets.  This investment complements our Electronics Group and allows us to provide broader solutions to our customers.

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

We continue to focus on our efforts to reduce cost and improve productivity across our businesses.  Our businesses that serve the oil and gas industry have been negatively impacted by reduced spending by our customers.  We have and will continue to implement appropriate cost reductions to align our costs to appropriate sales levels.  We continue to evaluate our products and production processes and expect to execute similar cost reductions and restructuring programs on an ongoing basis.

Restructuring expenses reflect costs associated with the Company’s efforts to continuously improve operational efficiency and expand globally in order to remain competitive in the end-user markets we serve.  Each year the Company incurs costs for actions to size its businesses to a level appropriate for current economic conditions and to improve its cost structure to enhance our competitive position and operating margins.  Such expenses include costs for moving facilities to low-cost locations, starting up plants after relocation, or downsizing operations because of changing economic conditions, and other costs resulting from asset redeployment decisions. Shutdown costs include severance, benefits, stay bonuses, lease and contract terminations, asset write-downs, costs of moving fixed assets, moving, and relocation costs. Vacant facility costs include maintenance, utilities, property taxes, and other costs.

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

Results from Continuing Operations

	Three Months Ended
	September 30,
(Dollar amounts in thousands)	2015	2014
Net sales	$198,398	$202,027
Gross profit margin	34.6%	32.7%
Income from operations	23,103	21,237
Backlog (realizable within 1 year)	166,778	168,636

Three Months Ended
(In thousands)	September 30, 2015
Net sales, prior period	$202,027
Components of change in sales:
Effect of exchange rates	(6,149)
Effect of acquisitions	4,137
Organic sales change	(1,617)
Net sales, current period	$198,398

Net sales for the first quarter of 2016 decreased $3.6 million, or 1.8%, when compared to the prior year quarter.  This change was due to decreases in the exchange rates and organic sales of 3.0% and 0.8%, respectively partially offset by the increase of 2.0% related to the acquisition of Enginetics.  Our end markets remain strong overall with the exception of oil and gas where we have less than a 5% exposure across all of our businesses.  We expect that sales in our other businesses will offset some of the negative impacts from our foreign currency, and energy (oil and gas) exposure.

Gross Profit Margin

Our gross margin for the first quarter of 2016 was 34.6% compared to the prior year quarter of 32.7%.  Gross margin increased or equaled prior year in all segments except Engineering Technologies.  Gross margin increases are driven by favorable sales mix, decreased operational costs, and increased operational efficiencies.  Engineering Technologies results were significantly impacted by reduced spending by our oil and gas customers.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) for the first quarter of 2016 were $43.9 million, or 22.1% of sales, compared to $44.0 million, or 21.8% of sales, during the prior year quarter.  The increase in SG&A as a percentage of sales is primarily due to $0.6 million of incremental expenses as a result of the Enginetics acquisition.

Income from Operations

Income from operations for the first quarter of 2016 was $23.1 million compared to $21.2 million during the prior year quarter.  The increase of $1.9 million or 8.8% is primarily due to improved operating performance in the Food Service Equipment Group of $2.4 million and increases of $3.0 million in the Engraving Group due to sales volume offset by sales volume and operating income declines in Engineering Technologies.

Interest Expense

Interest expense for the first quarter of 2016 was $0.6 million compared to $0.6 million during the prior year quarter.

Income Taxes

The Company's effective tax rate from continuing operations for the three months ended September 30, 2015 was 28.7% compared with 28.4% for the three months ended September 30, 2014.  Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, the amount of the Company’s income, the effective tax rate in each of the countries in which we operate, and any one time tax issues which occur during the period.

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

Backlog realizable within one year decreased $1.9 million, or 1.1%, to $166.8 million at September 30, 2015 from $168.6 million at September 30, 2014.  Backlog increases in the Engraving and Electronics Products Groups partially offset declines in the other segments.

Segment Analysis

Food Service Equipment Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2015	2014	Change
Net sales	$ 107,213	$ 113,833	-5.8%
Income from operations	14,024	11,673	20.1%
Operating income margin	13.1%	10.3%

Net sales in the first quarter of fiscal year 2016 decreased $6.6 million, or 5.8%, when compared to the prior year quarter.  Sales in the Refrigerated Solutions Group declined as national chains have reduced purchasing activity sales.  The Cooking Solutions Group sales grew 3.8% in the quarter, driven by strength in our traditional hot-side product sales, partly offset with the rationalization of lower margin products.  The sales growth in the Cooking Group was driven by sales to the grocery market segment and a reduced past due backlog associated with the production ramp-up of our Mexico plant which enabled us to produce at market-required levels.  Our Specialty Solutions Group sales decreased by 2.2%.  Positive growth in merchandising of 2.7% was offset by exchange rate impacts and reduced volume in our pump business.  We anticipate refrigeration sales to national chains will continue to remain weak in the near term due to seasonal slowdown, the strong U.S. dollar, and a reduction in spending by our customers.

Income from operations for the first quarter of fiscal year 2016 increased $2.4 million, or 20.1%, when compared to the prior year quarter.  The positive impacts of price, material savings, operating expenditure reductions, portfolio rationalization, and organizational alignment helped impact operating income favorably across the group.  The effects of purchase accounting related to the Ultrafryer acquisition had a $0.5 million negative impact on prior year quarterly earnings.  The group posted over a 230 basis point increase to the operating income margins during the quarter.  The disruptions in manufacturing experienced as a result of the prior year manufacturing consolidations are largely behind us, but we anticipate that warranty costs will remain at an elevated level and continue to trend down during the remainder of the fiscal year.

Engraving Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2015	2014	Change
Net sales	$ 33,521	$ 28,088	19.3%
Income from operations	9,907	6,943	42.7%
Operating income margin	29.6%	24.7%

Net sales for the first quarter of fiscal year 2016 increased by $5.4 million, or 19.3%, when compared to the prior year quarter.  Organic sales increased $8.7 million or 30.8%, partially offset by unfavorable foreign exchange impacts of $3.2 million.  Original equipment manufacturer (“OEM”) mold texturizing sales growth remained strong worldwide driven primarily by growth in North America and China.  North American sales grew 31.6% while China grew sales by 50.0% year-over-year.  Sales in North America improved in the first quarter as some automotive projects were pushed out from the fourth quarter.  Improvement was also seen in the rolls, plates, and machinery business as sales grew by 25.4% resulting from several large OEM projects shipping in the quarter.  Core forming sales increased 26.3% due to strong demand from major OEM diaper manufacturers.  We expect sales growth in China to continue, but at a slower pace.  Based on our strong backlog, we anticipate sales increases in the second quarter as compared to the prior year.

Income from operations for the first quarter of fiscal year 2016 increased by $3.0 million, or 42.7%, when compared to the prior year quarter.  Operating income increased by $4.0 million, or 56.8%, offset by unfavorable foreign exchange impacts of $1.0 million, as the company leveraged increased sales with minimal cost increases.  With the success of our design hubs in Manchester, England, and Fraser, Michigan, a third hub is launching in China to provide OEMs’ design teams with rapid prototyping of their future automotive interior designs

Engineering Technologies Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2015	2014	Change
Net sales	$ 18,711	$ 20,119	-7.0%
Income from operations	675	2,220	-69.6%
Operating income margin	3.6%	11.0%

Net sales for the first quarter of fiscal year 2016 decreased by $1.4 million, or 7.0%, when compared to the prior year quarter.  Organic sales decreased by $5.3 million or 26.6%.  Acquisitions contributed $4.1 million or 20.6% compared to the prior year quarter.  Sales were down in energy $5.2 million, space $0.9 million, medical $0.5 million, partially offset increases in aviation of $4.7 million, including Enginetics, and defense $0.5 million.   We anticipate no improvement in the oil and gas market for the foreseeable future.  We are repositioning our business focus to pursuing more opportunities in aviation.

Income from operations for the first quarter of 2016 decreased by $1.5 million, or 69.6%, when compared to the prior year quarter.  Organic operating income was down 79.9% due to the reduced volume in the energy market, certain relocation expenses and severance costs.

Electronics Products Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2015	2014	Change
Net sales	$ 27,986	$ 29,470	-5.0%
Income from operations	5,550	5,546	0.1%
Operating income margin	19.8%	18.8%

Net sales in the first quarter fiscal year 2016 decreased by $1.5 million, or 5.0%, when compared to the prior year quarter.  Foreign exchange had an unfavorable $1.9 million, or 6.5%, impact on sales.  Organic sales growth was $0.4 million, or 1.5%.  Much of the organic sales growth came from improvement in Europe and Asia offset some by softness in North America due to reduced stocking levels by our customers.  In the second half of the fiscal year, we expect increased volume from the introduction of new products and increases in customer restocking requirements.

Income from operations in the first quarter fiscal year 2016 was mostly flat, or 0.1% higher, when compared to the prior year quarter.  Income was flat as the margin on the higher organic sales base and various operating cost savings and synergies were offset by the impact of exchange among other increases. We anticipate that the continued focus on Operational Excellence, factory consolidation and procurement strategies will improve future performance.

Hydraulics Products Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2015	2014	Change
Net sales	$ 10,967	$ 10,517	4.3%
Income from operations	1,976	1,722	14.8%
Operating income margin	18.0%	16.4%

Net sales in the first quarter of fiscal year 2016 increased $0.5 million, or 4.3%, when compared to the prior year quarter.  Much of the increase is primarily due to the strength in our traditional North America dump truck and trailer markets. Recent customer wins in Australia and South America also contributed to the top line growth in the quarter. We continue to pursue new business opportunities that require robust custom engineering designs where we can add value.  We expect the refuse, dump body and dump trailer to continue to grow through the end of the fiscal year.

Income from operations in the first quarter of fiscal year 2016 increased $0.3 million, or 14.8%, when compared to the prior year quarter.  The increase to income from operations during the first quarter is primarily due to leveraging sales growth along with cost containment. Additionally, the Tianjin plant continues to increase efficiencies with focus on operational improvements.

Corporate and Other

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2015	2014	Change
Income (loss) from operations:
Corporate	$ (7,510)	$ (5,946)	26.3%
Restructuring	(1,519)	(862)	76.2%
Other operating income (expense), net	-	(59)	-100.0%

Corporate expenses in the first quarter of fiscal year 2016 increased by $1.6 million, or 26.3%, when compared to the prior year quarter.  The increase is primarily due to the realignment of corporate function $0.3 million, costs associated with the implementation of our Standex Value Creation System of $0.3 million, and increased stock compensation costs of $0.7 million.

During the first quarter of fiscal year 2016, we incurred consolidated restructuring expenses of $1.5 million related to previously announced initiatives, which includes $1.2 million of non-cash expenses to reduce the net book value of a closed facility to its net realizable value.

Discontinued Operations

In pursuing our business strategy, we have divested certain businesses and recorded activities of these businesses as discontinued operations.  Discontinued operations for the three months ended September 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended
	September 30,
	2015	2014
Net sales	$-	$-
Pre-tax earnings	(248)	(521)
(Provision) benefit for taxes	88	146
Net earnings (loss) from discontinued operations	$(160)	$(375)

Liquidity and Capital Resources

At September 30, 2015, our total cash balance was $95.3 million, of which $89.8 million was held by foreign subsidiaries.  The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.  Our current plans are not expected to require a repatriation of cash to fund our U.S. operations and as a result, we intend to indefinitely reinvest our foreign earnings to fund our overseas growth.  If the undistributed earnings of our foreign subsidiaries are needed for operations in the United States we would be required to accrue and pay U.S. taxes upon repatriation.

Net cash provided by operating activities from continuing operations for the three months ended September 30, 2015, was $7.9 million compared to cash used in operations of $11.0 million the prior year.  The increase of $18.8 million in cash provided by operating activities is primarily due to a decrease in cash outflows for working capital of $18.2 million.  Cash flow used in investing activities for the three months ended September 30, 2015, was $5.3 million and consisted primarily of capital expenditures of $5.3 million.  Cash inflows provided by financing activities for the three months ended September 30, 2015 were $0.1 million and included net borrowings of $2.5 million, cash paid for dividends of $1.5 million, offset by employee stock repurchases of $1.0 million.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of September 30, 2015, the Company has used $7.7 million against the letter of credit sub-facility and had the ability to borrow $247.6 million under the facility based on our current EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 3.0:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to $7.5 million, and unlimited non-cash charges including gains or losses on sale of property and goodwill adjustments.  At September 30, 2015, the Company’s Interest Coverage Ratio was 27.20:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  At September 30, 2015, the Company’s Leverage Ratio was 1.10:1.

As of September 30, 2015, we had borrowings under our facility of $105.5 million and the effective rate of interest for outstanding borrowings under the facility was 1.51%.  Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect to spend between $26.0 and $28.0 million on capital expenditures during 2016, and expect that depreciation and amortization expense will be between $16.0 and $17.0 million and $2.5 and $3.5 million, respectively.

In order to manage our interest rate exposure, we are party to $35.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.63%.

The following table sets forth our capitalization a September 30, 2015 and June 30, 2015:

(In thousands)	September 30, 2015	June 30, 2015
Long-term debt	$104,346	$101,753
Less cash and cash equivalents	95,325	96,128
Net debt (cash)	9,021	5,625
Stockholders' equity	358,602	348,570
Total capitalization	$367,623	$354,195

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $192.9 million at September 30, 2015, as compared to $204.7 million at the most recent measurement date, which occurred as of June 30, 2015.  The next measurement date to determine plan assets and benefit obligations will be on June 30, 2016.

 At September 30, 2015, we do not expect to make mandatory contributions to the U.S pension plan until at least 2018.  The Company expects to pay $1.5 million in contributions to its defined benefit plans during fiscal 2016.  Contributions of $0.3 million were made during the three months ended September 30, 2015 and 2014 respectively.  Required contributions of $0.9 million will be paid to the Company’s U.K. defined benefit plan during 2016.  The Company also expects to make contributions of $0.2 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively during the current fiscal year.  Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for six retired executives.  Current executives and new hires are not eligible for this program.  At September 30, 2015 the underlying policies had a cash surrender value of $18.9 million and are reported net of loans of $10.0 million for which we have the legal right of offset, these amounts are reported net on our balance sheet.

On March 30, 2012, Air Distribution Products Group, (“ADP”) was sold to a private equity buyer for consideration of $16.1 million consisting of $13.1 million in cash and a $3.0 million promissory note from the buyer.  The note was secured by a mortgage on the ADP real estate sold in the transaction in Detroit Lakes, MN, Medina, NY, and Powder Springs, GA.  During the first quarter 2016, the private equity buyer of ADP sold one of the facilities securing the note.  The Company released all mortgages on the properties and accepted an advanced payment of $2.8 million during October 2015 in order to reduce repayment risk and settle all obligations under the note.  The Company recorded a $0.2 million loss in discontinued operations during the first quarter 2016 related to this transaction.

The Company remained the obligor of ADP’s Philadelphia, PA facility and administrative offices, and sublet space to the buyer after the divestiture.  The buyer terminated their obligation under the Philadelphia sublease in September 2014.  On February 4, 2015 we entered into a one year renewable sublease agreement with a third party for this space.  Our net obligation with respect to the lease is $1.1 million, of which $0.8 million was recorded as a liability at September 30, 2015.  We do not expect to record additional charges related to these obligations.

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

Critical Accounting Policies

The condensed consolidated financial statements include the accounts of Standex International Corporation and all of its subsidiaries.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements.  Although we believe that materially different amounts would not be reported due to the accounting policies adopted, the application of certain accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  Our Annual Report on Form 10-K for the year ended June 30, 2015 lists a number of accounting policies which we believe to be the most critical.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend payments, loan payments, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At September 30, 2015, the fair value, in the aggregate, of the Company’s open foreign exchange contracts was an asset of $0.1 million.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at September 30, 2015, would not result in a material change in our operations, financial position, or cash flows.  We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we use interest rate swap agreements to modify our exposure to interest rate movements.  The Company’s currently effective swap agreements convert our base borrowing rate on $35.0 million of debt due under our Credit Agreement from a variable rate equal to LIBOR to a weighted average rate of 1.63% at September 30, 2015.

The Company’s effective rate on variable-rate borrowings, including the impact of interest rate swaps, under the revolving credit agreement increased from 1.46% at June 30, 2015 to 1.51% at September 30, 2015.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of September 30, 2015, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.

CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of
September 30, 2015 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting during the quarterly period ended September 30, 2015 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended September 30, 2015
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 - July 31, 2015	350	$ 83.20	350	499,650

August 1 - August 31, 2015	4,847	79.14	4,847	494,803

September 1 - September 30, 2015	20,402	77.59	20,402	474,401

Total	25,599	$ 77.96	25,599	474,401

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

ITEM 6.  EXHIBITS

(a)

Exhibits

10*

Employment Agreement dated January 26, 2015 between the Company and Anne De Greef-Safft.

12

Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

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

*   Management contract or compensatory plan or agreement

ALL OTHER ITEMS ARE INAPPLICABLE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDEX INTERNATIONAL CORPORATION

Date:	October 29, 2015	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	October 29, 2015	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer/Assistant Treasurer

1