Form 10-Q
period 2015-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 2016-02-02
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

The number of shares of Registrant's Common Stock outstanding on January 26, 2016 was 12,832,860

STANDEX INTERNATIONAL CORPORATION

INDEX

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Unaudited Condensed Consolidated Balance Sheets as of

December 31, 2015 and June 30, 2015

2

Unaudited Condensed Consolidated Statements of Operations for the

Three and Six Months Ended December 31, 2015 and 2014

3

Unaudited Condensed Consolidated Statements of Comprehensive Income for the

Three and Six Months Ended December 31, 2015 and 2014

4

Unaudited Condensed Consolidated Statements of Cash Flows for the

Six Months Ended December 31, 2015 and 2014

5

Notes to Unaudited Condensed Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

19

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

30

Item 4.

Controls and Procedures

31

PART II.

OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

32

Item 6.

Exhibits

32

PART I. FINANCIAL INFORMATION
ITEM 1

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share data)	December 31, 2015	June 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$104,214	$96,128
Accounts receivable, net of reserve for doubtful accounts of	91,977	110,478
$2,232 and $2,226 at December 31, 2015 and June 30, 2015
Inventories	108,987	108,305
Prepaid expenses and other current assets	5,692	7,070
Income taxes receivable	7,100	747
Deferred tax asset	12,700	12,674
Total current assets	330,670	335,402
Property, plant, and equipment, net	109,240	108,536
Intangible assets, net	40,456	38,048
Goodwill	160,241	154,732
Deferred tax asset	850	917
Other non-current assets	19,000	21,428
Total non-current assets	329,787	323,661
Total assets	$660,457	$659,063

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$56,802	$80,764
Accrued liabilities	49,957	47,742
Income taxes payable	9,049	10,285
Total current liabilities	115,808	138,791
Long-term debt	108,933	101,753
Accrued pension and other non-current liabilities	69,622	69,949
Total non-current liabilities	178,555	171,702
Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000
shares authorized, 27,984,278 issued, 12,696,081 and
12,651,488 outstanding at December 31, 2015 and June 30, 2015	41,976	41,976
Additional paid-in capital	50,085	47,254
Retained earnings	657,887	632,864
Accumulated other comprehensive loss	(101,824)	(93,017)
Treasury shares: 15,288,197 shares at December 31, 2015
and 15,332,790 shares at June 30, 2015	(282,030)	(280,507)
Total stockholders' equity	366,094	348,570
Total liabilities and stockholders' equity	$660,457	$659,063

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2015	2014	2015	2014
Net sales	$181,948	$189,337	$380,346	$391,364
Cost of sales	123,713	130,537	253,559	266,452
Gross profit	58,235	58,800	126,787	124,912
Selling, general, and administrative expenses	40,696	41,854	84,626	85,808
Restructuring costs	1,477	1,094	2,996	1,956
Other operating (income) expense, net	-	-	-	59
Total operating expenses	42,173	42,948	87,622	87,823
Income from operations	16,062	15,852	39,165	37,089
Interest expense	(731)	(788)	(1,375)	(1,431)
Other non-operating income (expense)	294	188	484	453
Income from continuing operations before income taxes	15,625	15,252	38,274	36,111
Provision for income taxes	3,179	3,989	9,687	9,921
Income from continuing operations	12,446	11,263	28,587	26,190
Income (loss) from discontinued operations, net of income taxes	(75)	(79)	(235)	(454)
Net income (loss)	$12,371	$11,184	$28,352	$25,736

Basic earnings (loss) per share:
Continuing operations	$0.98	$0.89	$2.26	$2.07
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.04)
Total	$0.97	$0.88	$2.24	$2.03
Diluted earnings (loss) per share:
Continuing operations	$0.97	$0.88	$2.24	$2.04
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.04)
Total	$0.96	$0.87	$2.22	$2.00

Cash dividends per share	$0.14	$0.12	$0.26	$0.22

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2015	2014	2015	2014
Net income (loss)	$12,371	$11,184	$28,352	$25,736
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$261	$372	$557	$966
Amortization of unrecognized costs	1,199	1,174	2,402	2,359
Derivative instruments:
Change in unrealized gains and (losses)	434	(100)	(44)	(102)
Amortization of unrealized gains and (losses) into interest expense	107	248	227	506
Foreign currency translation gains (losses)	(4,781)	(6,724)	(10,919)	(15,533)
Other comprehensive income (loss) before tax	$(2,780)	$(5,030)	$(7,777)	$(11,804)

Income tax provision (benefit):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$(57)	$(80)	$(115)	$(288)
Amortization of unrecognized costs	(423)	(419)	(845)	(840)
Derivative instruments:
Change in unrealized gains and (losses)	(166)	38	16	39
Amortization of unrealized gains and (losses) into interest expense	(40)	(95)	(86)	(194)
Income tax provision (benefit) to other comprehensive income (loss)	$(686)	$(556)	$(1,030)	$(1,283)

Other comprehensive income (loss), net of tax	(3,466)	(5,586)	(8,807)	(13,087)
Comprehensive income (loss)	$8,905	$5,598	$19,545	$12,649

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	December 31,
(In thousands)	2015	2014
Cash flows from operating activities
Net income	$28,352	$25,736
(Income) loss from discontinued operations	235	454
Income from continuing operations	28,587	26,190
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,804	8,305
Stock-based compensation	2,806	1,669
Non-cash portion of restructuring charge	1,941	(74)
Excess tax benefit from share-based payment activity	(809)	(1,644)
Contributions to defined benefit plans	(645)	(491)
Net changes in operating assets and liabilities	(9,817)	(22,157)
Net cash provided by (used in) operating activities - continuing operations	30,867	11,798
Net cash provided by (used in) operating activities - discontinued operations	(652)	(657)
Net cash provided by (used in) operating activities	30,215	11,141
Cash flows from investing activities
Expenditures for property, plant, and equipment	(8,724)	(13,961)
Expenditures for acquisitions, net of cash acquired	(13,544)	(57,149)
Proceeds from sales of real estate and equipment	235	115
Other investing activity	-	1,128
Net cash (used in) investing activities - continuing operations	(22,033)	(69,867)
Net cash (used in) investing activities - discontinued operations	2,803	-
Net cash (used in) investing activities	(19,230)	(69,867)
Cash flows from financing activities
Borrowings on revolving credit facility	48,500	245,500
Payments of revolving credit facility	(41,500)	(164,700)
Activity under share-based payment plans	745	613
Excess tax benefit from share-based payment activity	809	1,644
Purchases of treasury stock	(3,053)	(8,067)
Cash dividends paid	(3,294)	(2,783)
Net cash provided by (used in) financing activities	2,207	72,207
Effect of exchange rate changes on cash and cash equivalents	(5,106)	(5,170)
Net change in cash and cash equivalents	8,086	8,311
Cash and cash equivalents at beginning of year	96,128	74,260
Cash and cash equivalents at end of period	$104,214	$82,571

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$1,094	$1,193
Income taxes, net of refunds	$14,925	$7,639

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and six months ended December 31, 2015 and 2014, the cash flows for the six months ended December 31, 2015 and 2014 and the financial position of Standex International Corporation (“Standex”, the “Company”, “we”, “us”, or “our”), at December 31, 2015.  The interim results are not necessarily indicative of results for a full year.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2015.  The condensed consolidated balance sheet at June 30, 2015 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2015.  Certain prior period amounts have been reclassified to conform to the current period presentation.  Unless otherwise noted, references to years are to the Company’s fiscal years.

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

2)

Acquisition

Northlake

On October 1, 2015, the Company acquired Northlake Engineering, Inc., (“Northlake”), a Wisconsin-based designer, manufacturer and distributor of high reliability electromagnetic products and solutions serving the North America power distribution and medical equipment markets.  Northlake reports to our Electronics Products Group.

The Company paid $13.5 million in cash for 100% of the outstanding stock of Northlake owned by William A. Hardt and the Marlene T. Hardt Family Trust, and has preliminarily recorded intangible assets of $4.1 million, consisting of $2.5 million of customer relationships which primarily are expected to be amortized over a period of twelve and half years, $1.3 million of trademarks which are indefinite-lived and $0.3 million of non-compete which are expected to amortized over a period of five years.  Acquired goodwill of $7.8 million is deductible for income tax.  The Company anticipates finalizing the purchase price allocation during the current fiscal year.

The components of the fair value of the Northlake acquisition, including the preliminary allocation of the purchase price at December 31, 2015, are as follows (in thousands):

Preliminary Allocation
Fair value of business combination:
Cash payments	$13,859
Less: cash acquired	(315)
Total	$13,544

Identifiable assets acquired and liabilities assumed:
Current Assets	$2,810
Property, plant, and equipment	1,407
Identifiable intangible assets	4,124
Goodwill	7,821
Other non-current assets	158
Liabilities assumed	(2,620)
Expected final payments	(156)
Total	$13,544

Enginetics

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

The components of the fair value of the Enginetics acquisition, is as follows (in thousands):

Final
Fair value of business combination:
Cash payments	$55,021
Less: cash acquired	(113)
Total	$54,908
Identifiable assets acquired and liabilities assumed:
Current Assets	$12,134
Property, plant, and equipment	8,808
Identifiable intangible assets	10,600
Goodwill	34,790
Other non-current assets	158
Liabilities assumed	(5,449)
Deferred taxes	(6,133)
Total	$54,908

Ultrafryer

The Company paid a total of $23.0 million, in cash, to acquire all of the outstanding stock of Ultrafryer Systems, Inc. (“Ultrafryer”), a producer of commercial deep fryers for restaurant and commercial installations.  This included, in the subsequent fiscal year, during the quarter ended September 30, 2014, a $2.2 million disbursement related to the Ultrafryer acquisition to purchase the land and building associated with the business.

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

3)

Discontinued Operations

In pursuing our business strategy we have divested certain businesses and recorded activities of these businesses as discontinued operations.

Discontinued operations for the three and six months ended December 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net sales	$-	$-	$-	$-
Pre-tax earnings	(94)	(126)	(342)	(647)
(Provision) benefit for taxes	19	47	107	193
Net earnings (loss) from discontinued operations	$(75)	$(79)	$(235)	$(454)

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

The Company remained the obligor of ADP’s Philadelphia, PA facility and administrative offices.  We have entered into a renewable sublease agreement with a third party for this space.  Our obligation with respect to the lease is $1.0 million, of which $0.7 million was recorded as a liability at December 31, 2015.  We do not expect to record additional charges related to these obligations.

Assets and liabilities related to discontinued operations appear in the condensed consolidated balance sheets are as follows (in thousands):

	December 31, 2015	June 30, 2015
Current assets	$-	$23
Other non-current assets	14	3,014
Accrued expenses	1,352	1,383
Accrued pension and other non-current liabilities	289	896

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

There were no transfers of assets or liabilities between level 1 and level 2 of the fair value measurement hierarchy at December 31, 2015 and June 30, 2015.  The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

Items presented at fair value at December 31, 2015 and June 30, 2015 consisted of the following (in thousands):

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,578	$2,578	$-	$-
Foreign exchange contracts	251	-	251	-

Liabilities
Foreign exchange contracts	$20	$-	$20	$-
Interest rate swaps	531	-	531	-

	June 30, 2015
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,324	$2,324	$-	$-
Foreign exchange contracts	844	-	844	-

Liabilities
Foreign exchange contracts	$193	$-	$193	$-
Interest rate swaps	551	-	551	-

5)

Inventories

Inventories are comprised of the following (in thousands):

	December 31, 2015	June 30, 2015
Raw materials	$48,962	$46,865
Work in process	28,160	29,165
Finished goods	31,865	32,275
Total	$108,987	$108,305

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations were $4.9 million and $10.6 million for the three and six months ended December 31, 2015, respectively and $6.1 million and $12.5 million for the three and six months ended December 31, 2014, respectively.

6)

Goodwill

Changes to goodwill during the period ended December 31, 2015 were as follows (in thousands):

	June 30, 2015	Acquisition	Translation Adjustment	December 31, 2015
Food Service Equipment Group	$56,812	$-	$(8)	$56,804
Engraving Group	20,248	-	(94)	20,154
Engineering Technologies Group	46,000	-	(681)	45,319
Electronics Products Group	28,614	7,821	(1,529)	34,906
Hydraulics Products Group	3,058	-	-	3,058
Total	$154,732	$7,821	$(2,312)	$160,241

7)

Intangible Assets

Intangible assets consist of the following (in thousands):

	Customer Relationships	Trademarks	Other	Total
December 31, 2015
Cost	$45,462	$16,763	$4,491	$66,716
Accumulated amortization	(23,545)	-	(2,715)	(26,260)
Balance, December 31, 2015	$21,917	$16,763	$1,776	$40,456

June 30, 2015
Cost	$43,493	$15,514	$4,096	$63,103
Accumulated amortization	(22,628)	-	(2,427)	(25,055)
Balance, June 30, 2015	$20,865	$15,514	$1,669	$38,048

Amortization expense for the three and six months ended December 31, 2015 was $0.8 million and $1.6 million, respectively.  Amortization expense for the three and six months ended December 31, 2014 was $0.7 million and $1.4 million, respectively.  At December 31, 2015, amortization expense is estimated to be $2.0 million for the remainder of 2016, $3.6 million in 2017, $3.4 million in 2018, $3.1 million in 2019, $2.6 million in 2020, and $8.9 million thereafter.

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

The changes in warranty reserve, which are recorded as a component of accrued liabilities, for the six months ended December 31, 2015 and year ended June 30, 2015 were as follows (in thousands):

	December 31, 2015	June 30, 2015
Balance at beginning of year	$7,436	$6,941
Acquisitions and other	(1)	3
Warranty expense	7,414	11,086
Warranty claims	(6,324)	(10,594)
Balance at end of period	$8,525	$7,436

9)

Debt

At December 31, 2015 and June 30, 2015, we had debt issuance costs of $1.1 million and $1.3 million, respectively.  The Company’s debt payments are due as follows (in thousands):

Fiscal Year	December 31, 2015
2016	$6
2017	12
2018	6
2019	-
2020	110,000
Thereafter	-
Funded Debt	110,024
Issuance cost	(1,091)
Debt net of issuance cost	$108,933

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

At December 31, 2015, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $7.7 million and had the ability to borrow $247.2 million under the facility.  At December 31, 2015, the carrying value of the current borrowings under the facility approximates fair value.

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

The Company’s effective swap agreements convert the base borrowing rate on $60 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 1.65% at December 31, 2015.  The fair value of the swaps recognized in accrued expenses and in other comprehensive income is as follows (in thousands, except percentages):

				Fair Value
Effective Date	Notional Amount	Fixed Rate	Maturity	December 31, 2015	June 30, 2015
March 15, 2012	10,000	2.745%	March 15, 2016	$(60)	$(186)
December 19, 2014	20,000	1.180%	December 19, 2017	(85)	(140)
December 19, 2014	5,000	1.200%	December 19, 2017	(23)	(36)
December 18, 2015	15,000	1.460%	December 19, 2018	(117)	(39)
December 19, 2015	10,000	2.005%	December 19, 2019	(246)	(150)
				$(531)	$(551)

The Company reported no losses for the three and six months ended December 31, 2015, as a result of hedge ineffectiveness.  Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign sales, foreign purchases of materials, and loan payments to and from subsidiaries.  The Company enters into such contracts for hedging purposes only.  For hedges of intercompany loan payments, the Company has not elected hedge accounting due to the general short-term nature and predictability of the transactions, and records derivative gains and losses directly to the statement of operations.  At December 31, 2015 and June 30, 2015, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized gain (losses) of $0.2 million and $0.7 million, respectively, which approximate the unrealized gains and losses on the related loans.  The notional amounts of the Company’s forward contracts, by currency, are as follows:

	Notional Amount
	(in native currency)
Currency	December 31, 2015	June 30, 2015
Euro	5,829,098	10,134,797
British Pound Sterling	144,635	1,730,542

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

Asset Derivatives
	December 31, 2015		June 30, 2015
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Foreign exchange contracts	Other Assets	$251	Other Assets	$844

	Liability Derivatives
	December 31, 2015		June 30, 2015
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	$531	Accrued Liabilities	$551
Foreign exchange contracts	Accrued Liabilities	20	Accrued Liabilities	193
		$551		$744

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Interest rate swaps	$307	$(100)	$(245)	$(102)
Foreign exchange contracts	127	-	201	-
	$434	$(100)	$(44)	$(102)

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to Net Income for the periods ended (in thousands):

Details about Accumulated
Other Comprehensive	Three Months Ended		Six Months Ended		Affected line item
Income (Loss) Components	December 31,		December 31,		in the Statements
	2015	2014	2015	2014	of Operations
Interest rate swaps	$138	$248	$266	$506	Interest expense
Foreign exchange contracts	(31)	-	(39)	-	Cost of Sales
	$107	$248	$227	$506

11)

Retirement Benefits

The Company has defined benefit pension plans covering certain current and former employees both inside and outside of the U.S.  The Company’s pension plan for U.S. employees is frozen for substantially all participants and has been replaced with a defined contribution benefit plan.

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three and six  months ended December 31, 2015 and 2014 consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Service cost	$16	$53	$8	$12
Interest cost	2,873	2,619	363	409
Expected return on plan assets	(3,465)	(3,489)	(330)	(371)
Recognized net actuarial loss	995	986	213	189
Amortization of prior service cost	3	14	(12)	(14)
Net periodic benefit cost	$422	$183	$242	$225

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Service cost	$34	$106	$17	$24
Interest cost	5,745	5,238	734	840
Expected return on plan assets	(6,932)	(6,977)	(667)	(763)
Recognized net actuarial loss	1,990	1,973	430	389
Amortization of prior service cost	7	27	(24)	(28)
Net periodic benefit cost	$844	$367	$490	$462

The Company expects to pay $1.5 million in contributions to its defined benefit plans during fiscal 2016.  Contributions of $0.3 million and $0.6 million were made during the three and six months ended December 31, 2015 compared to $0.2 million and $0.5 million during the three and six months ended December 31, 2014, respectively.  Required contributions of $0.9 million will be paid to the Company’s U.K. defined benefit plan during 2016.  The Company also expects to make contributions of $0.2 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively during the current fiscal year.

12)

Income Taxes

The Company's effective tax rate from continuing operations for the second quarter of 2016 was 20.3% compared with 26.2% for the prior year quarter.  The lower effective tax rate in 2016 is the result of two events: first, an increase in the jurisdictional mix of income where more income is being taxed outside of the U.S. at lower tax rates than in the prior year quarter, and second, a larger discrete tax benefit for 2016 related to the retroactive reinstatement of the research and development (“R&D”) credit in the U.S.

The Company's effective tax rate from continuing operations for the six months ended December 31, 2015 was 25.3% compared with 27.5% for the prior year.  The lower effective tax rate for the year to date is due to the same jurisdictional mix of income and the R&D tax credit.

During the quarter ended December 31, 2015, the Company increased its uncertain tax positions related to a bargain-sale of property to a charitable organization.  The impact of this position has been included in the Company’s annual effective tax rate calculation.

13)

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Basic - Average shares outstanding	12,692	12,656	12,675	12,655
Effect of dilutive securities:
Unvested, restricted stock awards	99	146	102	163
Diluted - Average shares outstanding	12,791	12,802	12,777	12,818

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share.  No options to purchase common stock were excluded as anti-dilutive from the calculation of diluted earnings per share for the three and six months ended December 31, 2015 and 2014, respectively.

Performance stock units of 30,764 and 28,597 for the six months ended December 31, 2015 and 2014, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

14)

Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive loss are as follows (in thousands):

	December 31, 2015	June 30, 2015
Foreign currency translation adjustment	$(24,252)	$(13,333)
Unrealized pension losses, net of tax	(77,249)	(79,248)
Unrealized losses on derivative instruments, net of tax	(323)	(436)
Total	$(101,824)	$(93,017)

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

Net sales and income (loss) from continuing operations by segment for the three and six months ended
December 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended December 31,
	Net Sales		Income from Operations
	2015	2014	2015	2014
Segment:
Food Service Equipment Group	$90,936	$98,533	$6,704	$6,912
Engraving Group	31,935	26,625	7,443	5,947
Engineering Technologies Group	20,711	26,605	2,093	3,218
Electronics Products Group	28,350	27,823	4,525	4,738
Hydraulics Products Group	10,016	9,751	1,519	1,452
Restructuring costs			(1,477)	(1,094)
Corporate			(4,745)	(5,321)
Sub-total	$181,948	$189,337	$16,062	$15,852
Interest expense			(731)	(788)
Other non-operating income			294	188
Income from continuing operations before income taxes			$15,625	$15,252

	Six Months Ended December 31,
	Net Sales		Income from Operations
	2015	2014	2015	2014
Segment:
Food Service Equipment Group	$198,149	$212,366	$20,728	$18,585
Engraving Group	65,456	54,713	17,350	12,890
Engineering Technologies Group	39,422	46,724	2,768	5,438
Electronics Products Group	56,336	57,293	10,075	10,284
Hydraulics Products Group	20,983	20,268	3,495	3,174
Restructuring costs			(2,996)	(1,956)
Other operating income (expense), net			-	(59)
Corporate			(12,255)	(11,267)
Sub-total	$380,346	$391,364	$39,165	$37,089
Interest expense			(1,375)	(1,431)
Other non-operating income			484	453
Income from continuing operations before income taxes			$38,274	$36,111

Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Income (loss) from operations by segment excludes interest expense and other non-operating income (expense).

The Company’s identifiable assets at December 31, 2015 and June 30, 2015 are as follows (in thousands):

	December 31, 2015	June 30, 2015
Food Service Equipment Group	$203,466	$218,334
Engraving Group	118,279	114,268
Engineering Technologies Group	134,559	141,351
Electronics Products Group	106,890	90,948
Hydraulics Products Group	25,245	22,705
Corporate & Other	72,018	71,457
Total	$660,457	$659,063

17)

Restructuring

The Company has undertaken cost reduction and facility consolidation initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2015			December 31, 2015
Fiscal 2016	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$696	$107	$803	$730	$167	$897
Prior year initiatives	22	652	674	59	2,040	2,099
	$718	$759	$1,477	$789	$2,207	$2,996

	Three Months Ended			Six Months Ended
	December 31, 2014			December 31, 2014
Fiscal 2015	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$299	$795	$1,094	$333	$798	$1,131
Prior year initiatives	-	-	-	125	700	825
	$299	$795	$1,094	$458	$1,498	$1,956

2016 Restructuring Initiatives

The Company continues to focus on our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions, facility closures, and consolidations.  The Company’s 2016 initiatives have commenced at the specialty solutions division of the Food Service Equipment group, and at our Canadian based Electronics facility.

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at July 1, 2015	$-	$-	$-
Additions and adjustments	160	279	439
Payments	(160)	(279)	(439)
Restructuring liabilities at December 31, 2015	$-	$-	$-

Prior Year Initiatives

The Company previously announced closure of our Food Service Equipment U.K. facility and entered into a distribution agreement with a U.K. based partner to reduce channel costs and enhance profitability, expand and strengthen, our U.K. Food Service Equipment group’s presence for all of our brands.

Activity in the reserve related to the prior year restructuring initiatives is as follows (in thousands):

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at July 1, 2015	$82	$301	$383
Additions and adjustments	503	309	812
Payments	(171)	(399)	(570)
Restructuring liabilities at December 31, 2015	$414	$211	$625

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2015			December 31, 2015
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment Group	$22	$744	$766	$22	$2,104	$2,126
Engraving Group	33	-	33	35	-	35
Engineering Technologies Group	126	-	126	160	-	160
Electronics Products Group	409	15	424	444	103	547
Corporate	128	-	128	128	-	128
	$718	$759	$1,477	$789	$2,207	$2,996

	Three Months Ended			Six Months Ended
	December 31, 2014			December 31, 2014
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment Group	$53	$736	$789	$167	$1,297	$1,464
Engraving Group	27	-	27	61	3	64
Electronics Products Group	219	59	278	230	198	428
	$299	$795	$1,094	$458	$1,498	$1,956

We incurred severance and other costs of $1.5 million and $3.0 million associated with these activities during the three and six months ended December 31, 2015, respectively, which includes $0.5 million and $1.7 million, respectively, of non-cash expenses, to reduce the net book value of a closed facility to its net realizable value.  Restructuring expense is expected to be $3.7 million for fiscal year 2016, of which $3.0 million was incurred for the period ended December 31, 2015.

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

As part of this ongoing strategy, during the quarter, we acquired Northlake Engineering, Inc., a designer, manufacturer and distributor of high reliability magnetics serving the North American power distribution and medical equipment markets.  This investment complements our Electronics Group and allows us to provide broader solutions to our customers.

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

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations

	Three Months Ended		Six Months Ended
(Dollar amounts in thousands, except	December 31,		December 31,
percentages)	2015	2014	2015	2014
Net sales	$181,948	$189,337	$380,346	$391,364
Gross profit margin	32.0%	31.1%	33.3%	31.9%
Income from operations	16,062	15,852	39,165	37,089

	Three Months Ended	Six Months Ended
(In thousands)	December 31, 2015	December 31, 2015
Net sales, prior period	$ 189,337	$ 391,364
Components of change in sales:
Effect of exchange rates	(4,735)	(10,884)
Effect of acquisitions	1,995	6,132
Organic sales change	(4,649)	(6,266)
Net sales, current period	$ 181,948	380,346

Net sales for the second quarter of 2016 decreased $7.4 million, or 3.9%, when compared to the prior year quarter.  This change was due to exchange rate decrease of 2.5% and organic sales decrease of 2.4% partially offset by sales of 1.0% generated from our Northlake acquisition.  We expect that the negative impact of foreign exchange should lessen during the second half of the fiscal year.

Net sales in the six months ended December 31, 2015 decreased $11.0 million, or 2.8%, when compared to the prior year.  This change was due to exchange rate decrease of 2.8% and organic sales decrease of 1.6% partially offset by sales generated by acquisitions of 1.6% from Enginetics and Northlake.  We anticipate continue soft demand in the oil and gas industry will negatively impact the remainder of the fiscal year.  Our exposure across all of our businesses to the oil and gas market in the first half of the year totaled approximately 1% of sales.

Gross Profit Margin

Our gross margin for the second quarter of 2016 was 32.0% compared to the prior year quarter of 31.1%.  Gross margin increased 0.9% due to sales increases in the Engraving Group which typically carry higher margins than sales in our other segments.

Our gross margin in the six months ended December 31, 2015 was 33.3% compared to the prior year of 31.9%.  Gross margin increased primarily due to sales increase in the Engraving Group which typically carry higher margins than sales in our other segments.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) for the second quarter of 2016 were $40.7 million, or 22.4% of sales, compared to $41.9 million, or 22.1% of sales, during the prior year quarter.  The increase in SG&A as a percentage of sales is primarily due to $0.5 million of incremental expenses as a result of the Northlake acquisition, partially offset by the reduction of incentive compensation expense.

Selling, General, and Administrative Expenses (“SG&A”) for six months ended December 31, 2015 were $84.6 million, or 22.2% of sales, compared to $85.8 million, or 21.9% of sales, during the prior year quarter.  The increase in SG&A as a percentage of sales is primarily due to $0.5 million of incremental expenses as a result of the Northlake acquisition, partially offset by the reduction of incentive compensation expense.

Income from Operations

Income from operations for the second quarter of 2016 was $16.1 million compared to $15.9 million during the prior year quarter.  The increase of $0.2 million or 1.3% is primarily due to the mix of segment income and cost reduction activities implemented in response to reduced volume levels.

Income from operations for the six months ended December 31, 2015 was $39.2 million compared to $37.1 million during the prior year.  The increase of $2.1 million or 5.6% is primarily due to the mix of segment income, cost reduction activities implemented in response to reduced volume levels, and improvements generated by the Standex Operational Excellence program in the Food Service Equipment Group.

Interest Expense

Interest expense for the second quarter of 2016 was $0.7 million compared to $0.8 million during the prior year quarter.  Interest expense for the six months ended December 31, 2015 and December 31, 2014 were both $1.4 million.

Income Taxes

The Company's effective tax rate from continuing operations for the second quarter of 2016 was 20.3% compared with 26.2% for the prior year quarter.  The lower effective tax rate in 2016 is the result of two events: first, an increase in the jurisdictional mix of income where more income is being taxed outside of the US at lower tax rates than in the prior year quarter, and second, a larger discrete tax benefit for 2016 related to the retroactive reinstatement of the research and development (“R&D”) credit in the U.S.

The Company's effective tax rate from continuing operations for the six months ended December 31, 2015 was 25.3% compared with 27.5% for the prior year.  The lower effective tax rate for the year to date is due to the same jurisdictional mix of income and the R&D tax credit.

Backlog

The Backlog in Food Service Equipment Group has decreased primarily due to the fact that prior year amounts were elevated as shipments from our Mexico facility were delayed due to the consolidation of facilities.  Engineering Technologies backlog has increased due to long term agreements executed with customers in the space and aviation markets.  The increase in Electronics Products includes $5.3 million from the recently acquired Northlake business.

Backlog realizable within one year increased $11.1 million, or 7.5%, to $158.4 million at December 31, 2015 from $147.3 million at December 31, 2014.

	As of December 31,
(In thousands)	2015	2014
Food Service Equipment Group	$$37,181	$40,651
Engraving Group	19,395	17,210
Engineering Technologies Group	90,565	77,994
Electronics Products Group	45,169	36,195
Hydraulics Products Group	5,286	4,634
Total	197,596	176,684
Net realizable beyond one year	39,215	29,377
Net realizable within one year	$$158,381	$$147,307

Segment Analysis

Food Service Equipment Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2015	2014	Change	2015	2014	Change
Net sales	$ 90,936	$ 98,533	-7.7%	$ 198,149	$ 212,366	-6.7%
Income from operations	6,704	6,912	-3.0%	20,728	18,585	11.5%
Operating income margin	7.4%	7.0%		10.5%	8.8%

Net sales in the second quarter of fiscal year 2016 decreased $7.6 million, or 7.7%, when compared to the prior year quarter.  Sales were negatively impacted by foreign exchange declines of $0.6 million due to a weak Euro, continued slower sales with select major chains, lower sales at dollar stores, and the rationalization of less profitable products.  The Refrigeration Solutions Group had a sales decline of 7.1% in the quarter due to weakness in the dollar store segment and slowed expansion in national chains partially offset by increases in sales to the dealer market.  The Cooking Solutions Group sales were down 9.7% in the quarter due to lower sales in our export markets and at major chains along with the rationalization of lower margin products.  On-time shipments are up and improving in fiscal year 2016, and past due backlog has continued to decline.  Our Specialty Solutions Group sales decreased by 6.0%; with foreign exchange driving 3.7% of the decline and slightly lower volume in our beverage segment the remainder.  The dollar store consolidation may continue to impact sales in the coming quarters as customers realign their procurement.

Net sales in the six months ended December 31, 2015 decreased $14.2 million, or 6.7%, when compared to the prior year.  Foreign exchange was negatively impacted by $1.3 million due to a weak Euro, slower sales to major chains, lower sales at dollar stores, and the rationalization of less profitable products.  Refrigeration Solutions sales showed a decline of 8.7% as dollar store and key chains experienced slower growth with some offset by increases in sales to the dealer channel.  Cooking Solutions experienced a 3.0% sales decrease due to lower sales at major chains.  During the six months ended December 31, 2015, the dealer channel slowed with a partial offset in the food retail sector.  Specialty Solutions sales were down 4.0% due to foreign exchange which drove 4.2% of the reduction and lower volume in our beverage market.

Income from operations in the second quarter of fiscal 2016 decreased by $0.2 million, or 3.0%, when compared to the prior year quarter.  The decrease is due to sales volume reductions, partially offset by increased productivity.  In the quarter, we experienced positive impacts from material savings, operating expenditure controls, and portfolio rationalization, partially offset by increased warranty costs in our Refrigeration Solutions group.  We anticipate continued improvements in our on time delivery to customers in the Cooking Solutions Group.

Income from operations in the six months ended December 31, 2015 increased $2.1 million, or 11.5%, when compared to the prior year. Sales volume decreases impacting income from operations were more than offset by gains from operating efficiencies, portfolio rationalization, organizational alignment and increased cost control.

Engraving Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2015	2014	Change	2015	2014	Change
Net sales	$ 31,935	$ 26,625	19.9%	$ 65,456	$ 54,713	19.6%
Income from operations	7,443	5,947	25.2%	17,350	12,890	34.6%
Operating income margin	23.3%	22.3%		26.5%	23.6%

Net sales for the second quarter of 2016 increased by $5.3 million, or 19.9%, when compared to the prior year quarter.  Mold texturizing sales original equipment manufacturers (“OEMs”) increased throughout all of our geographic regions and automotive roll outs remained strong.  We are optimistic about our near term potential for global Mold-Tech sales growth.  China showed robust mold texturizing sales growth of 33.6% year over year.  We have not seen any slowdown in the Asian region.  The Group also experienced a double digit increase in volume for the roll, plate, and machinery business in North America.  Our Innovent business sales increased 22.3% as a result of good volume and product mix from major OEM diaper manufacturers.  Foreign exchange impacts were unfavorable by $2.6 million, or 9.9%.

Net sales for the six months ended December 31, 2015 increased $10.7 million or 19.6% when compared to the prior year.  Our global Mold-Tech, roll, plate and machinery, and Innovent businesses all experienced double digit sales growth during the first six months of the year.  Unfavorable foreign exchange impacted sales by $5.9 million, or 10.7%.

Income from operations for the second quarter of 2016 increased by $1.5 million, or 25.2%, when compared to the prior year quarter.  Performance in Mold-Tech, roll, plate and machinery, and Innovent all improved during the quarter.  Foreign exchange unfavorably impacted the operating income comparison by $0.6 million.

Income for the six months ended December 31, 2015 increased by $4.5 million, or 34.6%, when compared to the prior year.  All three businesses experienced strong performance and leveraged incremental sales.  Unfavorable exchange impacted operating profit by $1.6 million.

Engineering Technologies Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2015	2014	Change	2015	2014	Change
Net sales	$ 20,711	$ 26,605	-22.2%	$ 39,422	$ 46,724	-15.6%
Income from operations	2,093	3,218	-35.0%	2,768	5,438	-49.1%
Operating income margin	10.1%	12.1%		7.0%	11.6%

Net sales in the second quarter of fiscal year 2016 decreased by $5.9 million, or 22.2%, when compared to the prior year quarter.  Organic sales decreased by $5.8 million, or 21.7%.  Aviation sales increased 21.3% compared to the prior period due to strong customer demand.  Sales to the space-launch vehicle segment were down 15.1% from the prior year quarter due to timing of development programs in the manned space sector.  Sales in the energy market were down $5.9 million, or 78%, from the prior year.  Lower oil and gas prices have delayed projects in the land based turbine and offshore drilling markets.  We expect this market to remain soft and have reduced costs to align with demand.  Foreign exchange impacts were unfavorable by $0.1 million, or 0.5%.

Net sales for the six months ended December 31, 2015 decreased by $7.3 million, or 15.6%, when compared to the prior year.  The decrease was primarily due to a significant reduction in the energy market, down over $11.1 million, or 75%, compared to the prior year.  Total launch vehicle sales are down 14.8% due to project timing, year over year, in the manned sector with the NASA SLS vehicle.  Demand in the unmanned segment of the business remains strong with sales up 47% compared to the prior year to date period.  Aviation sales are up $6.4 million, or 58%, compared to the prior year due to increased demand as development programs began entering early production phases.  As we exit the fourth quarter of 2016, we expect sales growth in our markets, other than energy, to more than offset the head-winds we are experiencing in the energy market.

Income from operations in the second quarter of 2016 decreased by $1.1 million, or 35.0%, when compared to the prior year quarter.  Operating income results were negatively impacted by the significant reduction in the oil and gas market and were partially offset by aviation sales growth and cost containment.

Income from operations for the six months ended December 31, 2015 decreased by $2.7 million, or 49.1%, when compared to the prior year.  We anticipate exiting the fourth quarter of 2016 at a mid-teen margin.  The margin improvements are projected to be generated from sales in aviation and easier year over year comparisons in the oil and gas market.

Electronics Products Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2015	2014	Change	2015	2014	Change
Net sales	$ 28,350	$ 27,823	1.9%	$ 56,336	$ 57,293	-1.7%
Income from operations	4,525	4,738	-4.5%	10,075	10,284	-2.0%
Operating income margin	16.0%	17.0%		17.9%	17.9%

Net sales in the second quarter of fiscal year 2016 increased $0.5 million, or 1.9%, when compared to the prior year quarter.  Organic sales growth was flat.  Acquisition growth accounted for $2.0 million, or 7.2%, of sales increase for the year quarter.  Sales decreased $1.4 million, or 5.2%, due to exchange rate declines.  Within organic sales we experienced continued customer inventory adjustments and softness in the existing North American business offset somewhat with new programs as well as continued improvements in the European business.  Asia volume was similar to the prior year quarter.

Net sales for the six months ended December 31, 2015 decreased $1.0 million, or 1.7%, when compared to the prior year.  Sales decreased $3.4 million, or 5.9%, due to exchange rate declines.  Exchange rate declines were partially offset by acquisition sales growth of $2.0 million.  Within organic sales we experienced continued customer inventory adjustments and softness in the existing North American business offset somewhat with new programs as well as continued improvements in the European business.  Asia volume was similar to prior year. We anticipate new programs, particularly in sensors, will continue to drive growth over the next twelve months.

Income from operations in the second quarter of fiscal year 2016 decreased $0.2 million, or 4.5%, when compared to the prior year quarter.  The decrease is the result of the $0.4 million purchase accounting related to the second quarter acquisition of Northlake.  Continued cost improvements and the margin improvement helped offset much of the purchase accounting impact as well as the earnings impact on the exchange rate declines.

Income from operations for the six months ended December 31, 2015 decreased $0.2 million, or 2.0%, when compared to the prior year.  The decrease is the result of the $0.4 million purchase accounting related to the second quarter acquisition of Northlake.  Cost control and the impact of various lean initiatives continued to help the overall earnings. The acquisition of Northlake will allow us to begin further manufacturing consolidation during the second half of the year which will drive operating income improvements.

Hydraulics Products Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2015	2014	Change	2015	2014	Change
Net sales	$ 10,016	$ 9,751	2.7%	$ 20,983	$ 20,268	3.5%
Income from operations	1,519	1,452	4.6%	3,495	3,174	10.1%
Operating income margin	15.2%	14.9%		16.7%	15.7%

Net sales in the second quarter of fiscal year 2016 increased $0.3 million, or 2.7%, when compared to the prior year quarter.  The increase is the result of the continued strengthening sales in our traditional North America dump truck and trailer markets and market share gains on small underbody dump trailers, goose neck trailer stabilizers, and refuse vehicle platforms.

Net sales for the six months ended December 31, 2015 increased $0.7 million, or 3.5%, when compared to the prior year.  Similar to the quarter, our increase is the result of the continued strengthening sales in our traditional North America dump truck and trailer markets and market share gains.  As we exit December, we anticipate continued sales volume strength as evidenced by a double digit increase in new orders and backlog.

Income from operations in the second quarter of fiscal year 2016 increased $0.1 million, or 4.6%, when compared to the prior year quarter.  During the quarter we added capacity in China by installing new CNC machining and tube polishing equipment to support continued growth.

Income from operations for the six months ended December 31, 2015 increased $0.3 million or 10.1%, when compared to the prior year.  Operating income improvements were primarily the result of sales volume increases and increased capacity.

Corporate and Other

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2015	2014	Change	2015	2014	Change
Income (loss) from operations:
Corporate	$ (4,745)	$ (5,321)	-10.8%	$ (12,255)	$ (11,267)	8.8%
Restructuring	(1,477)	(1,094)	35.0%	(2,996)	(1,956)	53.2%
Other operating income (expense), net	-	-	-	-	(59)	-100.0%

Corporate expenses in the second quarter of fiscal year 2016 decreased by $0.6 million, or 10.8%, when compared to the prior year quarter.  The decrease is primarily due to reduced incentive compensation expense and partially offset by added overhead to support the Standex Value Creation System.

Corporate expenses for the six months ended December 31, 2015 increased by $1.0 million, or 8.8%, when compared to the prior year.  The increase is primarily due to costs incurred in the first quarter related to the realignment of corporate functions of $0.3 million and costs associated with the implementation of our Standex Value Creation System of $0.5 million.

During the second quarter of fiscal year 2016, we incurred consolidated restructuring expenses of $1.5 million related to previously announced initiatives, which included $0.5 million of non-cash expense to reduce the net book value of a closed facility to its final realizable value.

During the six months ended December 31, 2015 we incurred consolidated restructuring expenses of $3.0 million which were primarily related to $1.7 million of non-cash charges to reduce the net book value of a closed facility to its final realizable value, in addition charges of $0.5 million to downsize a Canadian facility in connection with the Northlake acquisition and $0.2 million to reduce personnel in response to a prolonged slowdown in the oil and gas market.

Discontinued Operations

In pursuing our business strategy, we have divested certain businesses and recorded activities of these businesses as discontinued operations.  Discontinued operations for the three and six months ended December 31, 2015 and 2014 are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2015	2014	2015	2014
Net sales	$-	$-	$-	$-
Pre-tax earnings	(94)	(126)	(342)	(647)
(Provision) benefit for taxes	19	47	107	193
Net earnings (loss) from discontinued operations	$(75)	$(79)	$(235)	$(454)

Liquidity and Capital Resources

At December 31, 2015, our total cash balance was $104.2 million, of which $99.0 million was held by foreign subsidiaries.  The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.  Our current plans are not expected to require a repatriation of cash to fund our U.S. operations and as a result, we intend to indefinitely reinvest our foreign earnings to fund our overseas growth.  If the undistributed earnings of our foreign subsidiaries are needed for operations in the United States we would be required to accrue and pay U.S. taxes upon repatriation.

Net cash provided by operating activities from continuing operations for the six months ended December 31, 2015, was $30.9 million compared to cash provided by continuing operations of $11.8 million the prior year.  The increase of $19.1 million in cash provided by operating activities is primarily due to an increase in cash generated by working capital of $17.1 million and the increase in year to date net income of $2.4 million.  Cash flow used in investing activities for the six months ended December 31, 2015, was $22.0 million and consisted primarily of cash used to fund the acquisition of Northlake for $13.5 million and capital expenditures of $8.7 million.  Cash inflows provided by financing activities for the six months ended December 31, 2015 were $2.2 million and included net borrowings of $7.0 million, cash paid for dividends of $3.3 million and other stock based activity, including stock repurchases, of $1.5 million.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of December 31, 2015, the Company has used $7.7 million against the letter of credit sub-facility and had the ability to borrow $247.2 million under the facility based on our current EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 3.0:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to $7.5 million, and unlimited non-cash charges including gains or losses on sale of property and goodwill adjustments.  At December 31, 2015, the Company’s Interest Coverage Ratio was 27.94:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  At December 31, 2015, the Company’s Leverage Ratio was 1.13:1.

As of December 31, 2015, we had borrowings under our facility of $110.0 million and the effective rate of interest for outstanding borrowings under the facility was 1.64%.  Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect to spend between $26.0 and $28.0 million on capital expenditures during 2016, and expect that depreciation and amortization expense will be between $16.0 and $17.0 million and $2.5 and $3.5 million, respectively.

In order to manage our interest rate exposure, we are party to $60.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.65%.

The following table sets forth our capitalization a December 31, 2015 and June 30, 2015:

(In thousands)	December 31, 2015	June 30, 2015
Long-term debt	$108,933	$101,753
Less cash and cash equivalents	104,214	96,128
Net debt (cash)	4,719	5,625
Stockholders' equity	366,094	348,570
Total capitalization	$370,813	$354,195

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $192.0 million at December 31, 2015, as compared to $204.7 million at the most recent measurement date, which occurred as of June 30, 2015.  The next measurement date to determine plan assets and benefit obligations will be on June 30, 2016.

 At December 31, 2015, we do not expect to make mandatory contributions to the U.S pension plan until at least 2018.  The Company expects to pay $1.5 million in contributions to its defined benefit plans during fiscal 2016.  Contributions of $0.3 million and $0.6 million were made during the three and six months ended December 31, 2015 compared to $0.2 million and $0.5 million during the three and six months ended December 31, 2014 respectively.  Required contributions of $0.9 million will be paid to the Company’s U.K. defined benefit plan during 2016.  The Company also expects to make voluntary contributions of $0.2 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively during the current fiscal year.  Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for six retired executives.  Current executives and new hires are not eligible for this program.  At December 31, 2015 the underlying policies had a cash surrender value of $19.1 million and are reported net of loans of $10.0 million for which we have the legal right of offset, these amounts are reported net on our balance sheet.

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

The Company remained the obligor of ADP’s Philadelphia, PA facility and administrative offices.  We have entered into a renewable sublease agreement with a third party for this space.  Our obligation with respect to the lease is $1.0 million, of which $0.7 million was recorded as a liability at December 31, 2015.  We do not expect to record additional charges related to these obligations.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend payments, loan payments, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At December 31, 2015, the fair value, in the aggregate, of the Company’s open foreign exchange contracts was an asset of $0.2 million.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at December  31, 2015, would not result in a material change in our operations, financial position, or cash flows.  We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we use interest rate swap agreements to modify our exposure to interest rate movements.  The Company’s currently effective swap agreements convert our base borrowing rate on $60.0 million of debt due under our Credit Agreement from a variable rate equal to LIBOR to a weighted average rate of 1.65% at December 31, 2015.

The Company’s effective rate on variable-rate borrowings, including the impact of interest rate swaps, under the revolving credit agreement increased from 1.46% at June 30, 2015 to 1.64% at December 31, 2015.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of December 31, 2015, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.

CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of
December 31, 2015 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition.  As discussed in Note 2 to the consolidated financial statements contained in this Report; the Company acquired all of the outstanding stock of Northlake Engineering, Inc., (“Northlake”) on October 1, 2015.  Northlake represents less than 0.5% of the Company's consolidated revenue for the six months ended December 31, 2015 and approximately 2.4% of the Company's consolidated assets at December 31, 2015. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2015 excludes any evaluation of the internal control over financial reporting of Northlake.

There was no change in the Company's internal control over financial reporting during the quarterly period ended December 31, 2015 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended December 31, 2015
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - October 31, 2015	6,567	$ 74.97	6,567	314,377

November 1 - November 30, 2015	6,568	85.14	6,568	307,809

December 1 - December 31, 2015	79	74.15	79	307,730

Total	13,214	$ 80.02	13,214	307,730

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

ITEM 6.  EXHIBITS

(a)

Exhibits

10

Stock Purchase Agreement dated as of October 1, 2015 by and among Standex International Corporation, as buyer, and William A. Hardt and the Marlene T. Hardt Family Trust, as sellers, of Northlake Engineering, Inc.

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

STANDEX INTERNATIONAL CORPORATION

Date:	February 2, 2016	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	February 2, 2016	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer/Assistant Treasurer

1