Form 10-Q
period 2016-03-31
STANDEX INTERNATIONAL CORP/DE/
filed 2016-05-03
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of Registrant's Common Stock outstanding on April 27, 2016 was 12,806,118

STANDEX INTERNATIONAL CORPORATION

INDEX

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Unaudited Condensed Consolidated Balance Sheets as of

March 31, 2016 and June 30, 2015

2

Unaudited Condensed Consolidated Statements of Operations for the

Three and Nine Months Ended March 31, 2016 and 2015

3

Unaudited Condensed Consolidated Statements of Comprehensive Income for the

Three and Nine Months Ended March 31, 2016 and 2015

4

Unaudited Condensed Consolidated Statements of Cash Flows for the

Nine Months Ended March 31, 2016 and 2015

5

Notes to Unaudited Condensed Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

19

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

30

Item 4.

Controls and Procedures

31

PART II.

OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

32

Item 6.

Exhibits

32

PART I. FINANCIAL INFORMATION
ITEM 1

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share data)	March 31, 2016	June 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$113,401	$96,128
Accounts receivable, net of reserve for doubtful accounts of	99,204	110,478
$2,285 and $2,226 at March 31, 2016 and June 30, 2015
Inventories	109,012	108,305
Prepaid expenses and other current assets	6,261	7,070
Income taxes receivable	5,292	747
Deferred tax asset	13,178	12,674
Total current assets	346,348	335,402
Property, plant, and equipment, net	110,549	108,536
Intangible assets, net	42,291	38,048
Goodwill	158,589	154,732
Deferred tax asset	865	917
Other non-current assets	18,964	21,428
Total non-current assets	331,258	323,661
Total assets	$677,606	$659,063

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$63,578	$80,764
Accrued liabilities	46,643	47,742
Income taxes payable	7,716	10,285
Total current liabilities	117,937	138,791
Long-term debt	106,028	101,753
Accrued pension and other non-current liabilities	71,341	69,949
Total non-current liabilities	177,369	171,702
Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000
shares authorized, 27,984,278 issued, 12,697,240 and
12,651,488 outstanding at March 31, 2016 and June 30, 2015	41,976	41,976
Additional paid-in capital	51,063	47,254
Retained earnings	667,607	632,864
Accumulated other comprehensive loss	(96,250)	(93,017)
Treasury shares: 15,287,038 shares at March 31, 2016
and 15,332,790 shares at June 30, 2015	(282,096)	(280,507)
Total stockholders' equity	382,300	348,570
Total liabilities and stockholders' equity	$677,606	$659,063

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2016	2015	2016	2015
Net sales	$177,465	$180,999	$557,811	$572,363
Cost of sales	118,827	123,741	372,386	390,193
Gross profit	58,638	57,258	185,425	182,170
Selling, general, and administrative expenses	41,087	39,028	125,713	124,836
Restructuring costs	391	398	3,387	2,354
Other operating (income) expense, net	-	-	-	59
Total operating expenses	41,478	39,426	129,100	127,249
Income from operations	17,160	17,832	56,325	54,921
Interest expense	(807)	(938)	(2,182)	(2,369)
Other non-operating income (expense)	(115)	103	369	556
Income from continuing operations before income taxes	16,238	16,997	54,512	53,108
Provision for income taxes	4,667	4,232	14,354	14,153
Income from continuing operations	11,571	12,765	40,158	38,955
Income (loss) from discontinued operations, net of income taxes	(55)	(139)	(290)	(593)
Net income (loss)	$11,516	$12,626	$39,868	$38,362

Basic earnings (loss) per share:
Continuing operations	$0.91	$1.01	$3.17	$3.08
Discontinued operations	-	(0.01)	(0.02)	(0.05)
Total	$0.91	$1.00	$3.15	$3.03
Diluted earnings (loss) per share:
Continuing operations	$0.91	$1.00	$3.14	$3.04
Discontinued operations	-	(0.01)	(0.02)	(0.05)
Total	$0.91	$0.99	$3.12	$2.99

Cash dividends per share	$0.14	$0.12	$0.40	$0.34

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2016	2015	2016	2015
Net income (loss)	$11,516	$12,626	$39,868	$38,362
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$94	$582	$651	$1,548
Amortization of unrecognized costs	1,188	1,165	3,590	3,524
Derivative instruments:
Change in unrealized gains and (losses)	(963)	(448)	(1,007)	(550)
Amortization of unrealized gains and (losses) into interest expense	247	296	474	802
Foreign currency translation gains (losses)	5,159	(12,188)	(5,760)	(27,721)
Other comprehensive income (loss) before tax	$5,725	$(10,593)	$(2,052)	$(22,397)

Income tax provision (benefit):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$(4)	$(135)	$(119)	$(423)
Amortization of unrecognized costs	(420)	(415)	(1,265)	(1,255)
Derivative instruments:
Change in unrealized gains and (losses)	368	171	384	210
Amortization of unrealized gains and (losses) into interest expense	(95)	(113)	(181)	(307)
Income tax provision (benefit) to other comprehensive income (loss)	$(151)	$(492)	$(1,181)	$(1,775)

Other comprehensive income (loss), net of tax	5,574	(11,085)	(3,233)	(24,172)
Comprehensive income (loss)	$17,090	$1,541	$36,635	$14,190

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31,
(In thousands)	2016	2015
Cash flows from operating activities
Net income	$39,868	$38,362
(Income) loss from discontinued operations	290	593
Income from continuing operations	40,158	38,955
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,317	12,602
Stock-based compensation	3,777	2,806
Non-cash portion of restructuring charge	1,512	(215)
Excess tax benefit from share-based payment activity	(795)	(1,644)
Contributions to defined benefit plans	(963)	(1,069)
Net changes in operating assets and liabilities	(9,710)	(28,360)
Net cash provided by (used in) operating activities - continuing operations	47,296	23,075
Net cash provided by (used in) operating activities - discontinued operations	(748)	(1,818)
Net cash provided by (used in) operating activities	46,548	21,257
Cash flows from investing activities
Expenditures for property, plant, and equipment	(13,264)	(18,847)
Expenditures for acquisitions, net of cash acquired	(13,700)	(57,149)
Proceeds from sales of real estate and equipment	259	-
Other investing activity	(417)	1,197
Net cash (used in) investing activities - continuing operations	(27,122)	(74,799)
Net cash provided by investing activities - discontinued operations	2,803	-
Net cash (used in) investing activities	(24,319)	(74,799)
Cash flows from financing activities
Borrowings on revolving credit facility	58,000	267,500
Payments of revolving credit facility	(54,000)	(182,700)
Activity under share-based payment plans	816	675
Excess tax benefit from share-based payment activity	795	1,644
Purchases of treasury stock	(3,167)	(9,835)
Cash dividends paid	(5,071)	(4,301)
Net cash provided by (used in) financing activities	(2,627)	72,983
Effect of exchange rate changes on cash and cash equivalents	(2,329)	(9,715)
Net change in cash and cash equivalents	17,273	9,726
Cash and cash equivalents at beginning of year	96,128	74,260
Cash and cash equivalents at end of period	$113,401	$83,986

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$1,755	$1,849
Income taxes, net of refunds	$18,242	$10,474

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and nine months ended March 31, 2016 and 2015, the cash flows for the nine months ended March 31, 2016 and 2015 and the financial position of Standex International Corporation (“Standex”, the “Company”, “we”, “us”, or “our”), at March 31, 2016.  The interim results are not necessarily indicative of results for a full year.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2015.  The condensed consolidated balance sheet at June 30, 2015 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2015.  Certain prior period amounts have been reclassified to conform to the current period presentation.  Unless otherwise noted, references to years are to the Company’s fiscal years.

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

The Company paid $13.7 million in cash for 100% of the outstanding stock of Northlake and has recorded intangible assets of $6.8 million, consisting of $4.1 million of customer relationships which primarily are expected to be amortized over a period of twelve and half years, $2.4 million of trademarks which are indefinite-lived and $0.3 million of non-compete which are expected to amortized over a period of five years.  Acquired goodwill of $7.8 million is deductible for income tax.  The Company anticipates finalizing the purchase price allocation during the current fiscal year.

The components of the fair value of the Northlake acquisition, including the allocation of the purchase price at March 31, 2016, are as follows (in thousands):

	Preliminary Allocation	Adjustments	Allocation at March 31, 2016
Fair value of business combination:
Cash payments	$13,859	$156	$14,015
Less: cash acquired	(315)	-	(315)
Total	$13,544	$156	$13,700
Identifiable assets acquired and liabilities assumed:
Current Assets	$2,810	$-	$2,810
Property, plant, and equipment	1,407	-	1,407
Identifiable intangible assets	4,124	2,700	6,824
Goodwill	7,821	(2,700)	5,121
Other non-current assets	158	-	158
Liabilities assumed	(2,620)	-	(2,620)
Expected final payments	(156)	156	-
Total	$13,544	$156	$13,700

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

Ultrafryer

The Company paid a total of $23.0 million, in cash, to acquire all of the outstanding stock of Ultrafryer Systems, Inc. (“Ultrafryer”), a producer of commercial deep fryers for restaurant and commercial installations.  The stock purchase agreement included, a $2.2 million disbursement made in September of 2014 related to the purchase of land and building associated with the business.

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

3)

Discontinued Operations

In pursuing our business strategy, we have divested certain businesses and recorded activities of these businesses as discontinued operations.

Discontinued operations for the three and nine months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net sales	$-	$-	$-	$-
Pre-tax earnings	(95)	(186)	(437)	(833)
(Provision) benefit for taxes	40	47	147	240
Net earnings (loss) from discontinued operations	$(55)	$(139)	$(290)	$(593)

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

The Company remained the obligor of ADP’s Philadelphia, PA facility and administrative offices.  We have entered into a renewable sublease agreement with a third party for this space.  Our obligation with respect to the lease is $0.8 million, of which $0.6 million was recorded as a liability at March 31, 2016.  We do not expect to record additional charges related to these obligations.

Assets and liabilities related to our discontinued operations appear in the condensed consolidated balance sheets are as follows (in thousands):

	March 31, 2016	June 30, 2015
Current assets	$-	$23
Other non-current assets	14	3,014
Accrued expenses	1,400	1,383
Accrued pension and other non-current liabilities	203	896

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

There were no transfers of assets or liabilities between level 1 and level 2 of the fair value measurement hierarchy at March 31, 2016 and June 30, 2015.  The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

Items presented at fair value at March 31, 2016 and June 30, 2015 consisted of the following (in thousands):

	March 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,369	$2,369	$-	$-
Foreign exchange contracts	4	-	4	-

Liabilities
Foreign exchange contracts	$202	$-	$202	$-
Interest rate swaps	943	-	943	-

	June 30, 2015
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,324	$2,324	$-	$-
Foreign exchange contracts	844	-	844	-

Liabilities
Foreign exchange contracts	$193	$-	$193	$-
Interest rate swaps	551	-	551	-

5)

Inventories

Inventories are comprised of the following (in thousands):

	March 31, 2016	June 30, 2015
Raw materials	$48,576	$46,865
Work in process	30,761	29,165
Finished goods	29,675	32,275
Total	$109,012	$108,305

Distribution costs associated with the sale of inventory, which are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations, were $4.6 million and $15.2 million for the three and nine months ended March 31, 2016, respectively and $5.4 million and $17.9 million for the three and nine months ended March 31, 2015, respectively.

6)

Goodwill

Changes to goodwill during the period ended March 31, 2016 were as follows (in thousands):

	June 30, 2015	Acquisition	Translation Adjustment	March 31, 2016
Food Service Equipment Group	$56,812	$-	$(8)	$56,804
Engraving Group	20,248	-	(7)	20,241
Engineering Technologies Group	46,000	-	(945)	45,055
Electronics Products Group	28,614	5,121	(304)	33,431
Hydraulics Products Group	3,058	-	-	3,058
Total	$154,732	$5,121	$(1,264)	$158,589

7)

Intangible Assets

Intangible assets consist of the following (in thousands):

	Customer Relationships	Trademarks	Other	Total
March 31, 2016
Cost	$47,232	$17,944	$4,504	$69,680
Accumulated amortization	(24,466)	-	(2,923)	(27,389)
Balance, March 31, 2016	$22,766	$17,944	$1,581	$42,291

June 30, 2015
Cost	$43,493	$15,514	$4,096	$63,103
Accumulated amortization	(22,628)	-	(2,427)	(25,055)
Balance, June 30, 2015	$20,865	$15,514	$1,669	$38,048

Amortization expense for the three and nine months ended March 31, 2016 was $1.0 million and $2.6 million, respectively.  Amortization expense for the three and nine months ended March 31, 2015 was $0.7 million and $2.1 million, respectively.  At March 31, 2016, amortization expense is estimated to be $1.1 million for the remainder of 2016, $3.6 million in 2017, $3.4 million in 2018, $3.1 million in 2019, $2.6 million in 2020, and $8.9 million thereafter.

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

The changes in warranty reserve, which are recorded as a component of accrued liabilities, for the nine months ended March 31, 2016 and year ended June 30, 2015 were as follows (in thousands):

	March 31, 2016	June 30, 2015
Balance at beginning of year	$7,436	$6,941
Acquisitions and other	3	3
Warranty expense	10,532	11,086
Warranty claims	(9,006)	(10,594)
Balance at end of period	$8,965	$7,436

9)

Debt

At March 31, 2016 and June 30, 2015, we had debt issuance costs of $1.0 million and $1.3 million, respectively.  The Company’s debt payments are due as follows (in thousands):

Fiscal Year	March 31, 2016
2016	$6
2017	13
2018	6
2019	-
2020	107,000
Thereafter	-
Funded Debt	107,025
Issuance cost	(997)
Debt net of issuance cost	$106,028

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

At March 31, 2016, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $7.7 million and had the ability to borrow $246.8 million under the facility.  At March 31, 2016, the carrying value of the current borrowings under the facility approximates fair value.

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

The Company’s effective swap agreements convert the base borrowing rate on $50 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 1.43% at March 31, 2016.  The fair value of the swaps recognized in accrued expenses and in other comprehensive income is as follows (in thousands, except percentages):

				Fair Value
Effective Date	Notional Amount	Fixed Rate	Maturity	March 31, 2016	June 30, 2015
March 15, 2012	10,000	2.745%	March 15, 2016	$-	$(186)
December 19, 2014	20,000	1.180%	December 19, 2017	(187)	(140)
December 19, 2014	5,000	1.200%	December 19, 2017	(48)	(36)
December 18, 2015	15,000	1.460%	December 19, 2018	(289)	(39)
December 19, 2015	10,000	2.005%	December 19, 2019	(419)	(150)
				$(943)	$(551)

The Company reported no losses for the three and nine months ended March 31, 2016, as a result of hedge ineffectiveness.  Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign sales, foreign purchases of materials, and loan payments to and from subsidiaries.  The Company enters into such contracts for hedging purposes only.  For hedges of intercompany loan payments, the Company has not elected hedge accounting due to the general short-term nature and predictability of the transactions, and records derivative gains and losses directly to the statement of operations.  At March 31, 2016 and June 30, 2015, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized gain (losses) of $(0.2) million and $0.7 million, respectively, which approximate the unrealized gains and losses on the related loans.  The notional amounts of the Company’s forward contracts, by currency, are as follows:

	Notional Amount
	(in native currency)
Currency	March 31, 2016	June 30, 2015
Euro	4,479,373	10,134,797
British Pound Sterling	144,853	1,730,542

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

Asset Derivatives
	March 31, 2016		June 30, 2015
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Foreign exchange contracts	Other Assets	$4	Other Assets	$844

	Liability Derivatives
	March 31, 2016		June 30, 2015
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	$943	Accrued Liabilities	$551
Foreign exchange contracts	Accrued Liabilities	202	Accrued Liabilities	193
		$1,145		$744

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Interest rate swaps	$(869)	$(448)	$(1,114)	$(550)
Foreign exchange contracts	(94)	-	107	-
	$(963)	$(448)	$(1,007)	$(550)

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to Net Income for the periods ended (in thousands):

Details about Accumulated
Other Comprehensive	Three Months Ended		Nine Months Ended		Affected line item
Income (Loss) Components	March 31,		March 31,		in the Statements
	2016	2015	2016	2015	of Operations
Interest rate swaps	$176	$296	$442	$802	Interest expense
Foreign exchange contracts	72	-	33	-	Cost of Sales
	$248	$296	$475	$802

11)

Retirement Benefits

The Company has defined benefit pension plans covering certain current and former employees both inside and outside of the U.S.  The Company’s pension plan for U.S. employees is frozen for substantially all participants and has been replaced with a defined contribution benefit plan.

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three and nine months ended March 31, 2016 and 2015 consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Service cost	$18	$53	$9	$10
Interest cost	2,872	2,619	346	389
Expected return on plan assets	(3,466)	(3,489)	(313)	(355)
Recognized net actuarial loss	994	986	201	180
Amortization of prior service cost	4	14	(12)	(12)
Net periodic benefit cost	$422	$183	$231	$212

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Service cost	$52	$158	$26	$34
Interest cost	8,617	7,857	1,080	1,229
Expected return on plan assets	(10,398)	(10,466)	(980)	(1,118)
Recognized net actuarial loss	2,984	2,959	631	569
Amortization of prior service cost	11	41	(36)	(40)
Net periodic benefit cost	$1,266	$549	$721	$674

The Company expects to pay $1.4 million in contributions to its defined benefit plans during fiscal 2016.  Contributions of $0.3 million and $1.0 million were made during the three and nine months ended March 31, 2016 compared to $0.6 million and $1.1 million during the three and nine months ended March 31, 2015, respectively.  Required contributions of $0.9 million will be paid to the Company’s U.K. defined benefit plan during 2016.  The Company also expects to make contributions of $0.2 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively during the current fiscal year.

12)

Income Taxes

The Company's effective tax rate from continuing operations for the third quarter of 2016 was 28.7% compared with 24.9% for the prior year quarter.  The higher effective tax rate in 2016 is the result of a higher percentage of income taxed in the U.S. and an increase in a reserve for an uncertain tax position.

The Company's effective tax rate from continuing operations for the nine months ended March 31, 2016 was 26.3% compared with 26.6% for the prior year.

13)

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Basic - Average shares outstanding	12,697	12,657	12,682	12,656
Effect of dilutive securities:
Unvested, restricted stock awards	71	131	94	152
Diluted - Average shares outstanding	12,768	12,788	12,776	12,808

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share.  No options to purchase common stock were excluded as anti-dilutive from the calculation of diluted earnings per share for the three and nine months ended March 31, 2016 and 2015, respectively.

Performance stock units of 30,850 and 28,111 for the nine months ended March 31, 2016 and 2015, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

14)

Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive loss are as follows (in thousands):

	March 31, 2016	June 30, 2015
Foreign currency translation adjustment	$(19,093)	$(13,333)
Unrealized pension losses, net of tax	(76,391)	(79,248)
Unrealized losses on derivative instruments, net of tax	(766)	(436)
Total	$(96,250)	$(93,017)

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

Net sales and income (loss) from continuing operations by segment for the three and nine months ended
March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended March 31,
	Net Sales		Income from Operations
	2016	2015	2016	2015
Segment:
Food Service Equipment Group	$87,944	$91,064	$8,455	$6,404
Engraving Group	28,560	26,896	5,305	5,757
Engineering Technologies Group	19,358	24,590	1,744	3,655
Electronics Products Group	29,909	28,006	5,263	5,298
Hydraulics Products Group	11,694	10,443	2,007	1,723
Restructuring costs			(391)	(398)
Corporate			(5,223)	(4,607)
Sub-total	$177,465	$180,999	$17,160	$17,832
Interest expense			(807)	(938)
Other non-operating income			(115)	103
Income from continuing operations before income taxes			$16,238	$16,997

	Nine Months Ended March 31,
	Net Sales		Income from Operations
	2016	2015	2016	2015
Segment:
Food Service Equipment Group	$286,093	$303,430	$29,183	$24,989
Engraving Group	94,016	81,609	22,655	18,647
Engineering Technologies Group	58,780	71,314	4,512	9,093
Electronics Products Group	86,245	85,299	15,338	15,582
Hydraulics Products Group	32,677	30,711	5,502	4,897
Restructuring costs			(3,387)	(2,354)
Other operating income (expense), net			-	(59)
Corporate			(17,478)	(15,874)
Sub-total	$557,811	$572,363	$56,325	$54,921
Interest expense			(2,182)	(2,369)
Other non-operating income			369	556
Income from continuing operations before income taxes			$54,512	$53,108

Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Income (loss) from operations by segment excludes interest expense and other non-operating income (expense).

The Company’s identifiable assets at March 31, 2016 and June 30, 2015 are as follows (in thousands):

	March 31, 2016	June 30, 2015
Food Service Equipment Group	$204,020	$218,334
Engraving Group	119,874	114,268
Engineering Technologies Group	139,360	141,351
Electronics Products Group	111,213	90,948
Hydraulics Products Group	24,296	22,705
Corporate & Other	78,843	71,457
Total	$677,606	$659,063

17)

Restructuring

The Company has undertaken cost reduction and facility consolidation initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2016			March 31, 2016
Fiscal 2016	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$236	$89	$325	$966	$256	$1,222
Prior year initiatives	-	66	66	59	2,106	2,165
	$236	$155	$391	$1,025	$2,362	$3,387

	Three Months Ended			Nine Months Ended
	March 31, 2015			March 31, 2015
Fiscal 2015	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$243	$155	$398	$576	$953	$1,529
Prior year initiatives	-	-	-	125	700	825
	$243	$155	$398	$701	$1,653	$2,354

2016 Restructuring Initiatives

The Company continues to focus on our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions, facility closures, and consolidations.  The Company’s 2016 initiatives to date include the movement of manufacturing from a legacy Canadian facility into our newly acquired Northlake facility and a reduction of personnel in those locations impacted by the slowdown in the oil and gas market.

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at July 1, 2015	$-	$-	$-
Additions and adjustments	968	344	1,312
Payments	(792)	(344)	(1,136)
Restructuring liabilities at March 31, 2016	$176	$-	$176

Prior Year Initiatives

The Company previously announced the closure of our Food Service Equipment U.K. facility and entered into a distribution agreement with a U.K. based partner in order to reduce channel costs and enhance profitability, expand and strengthen our U.K. Food Service Equipment group’s presence for all of our brands.

Activity in the reserve related to the prior year restructuring initiatives is as follows (in thousands):

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at July 1, 2015	$82	$301	$383
Additions and adjustments	60	267	327
Payments	(137)	(377)	(514)
Restructuring liabilities at March 31, 2016	$5	$191	$196

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2016			March 31, 2016
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment Group	$77	$93	$170	$99	$2,197	$2,296
Engraving Group	-	-	-	35	-	35
Engineering Technologies Group	-	-	-	160	-	160
Electronics Products Group	159	56	215	603	159	762
Corporate	-	6	6	128	6	134
	$236	$155	$391	$1,025	$2,362	$3,387

	Three Months Ended			Nine Months Ended
	March 31, 2015			March 31, 2015
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment Group	$52	$134	$186	$219	$1,431	$1,650
Engraving Group	18	(3)	15	79	-	79
Engineering Technologies Group	55	-	55	55	-	55
Electronics Products Group	118	24	142	348	222	570
	$243	$155	$398	$701	$1,653	$2,354

We incurred severance and other costs of $0.4 million and $3.4 million associated with these activities during the three and nine months ended March 31, 2016, respectively, which includes $0.5 million and $1.7 million, respectively, of non-cash expenses to reduce the net book value of a closed facility to its net realizable value.  Restructuring expense is expected to be $3.7 million for fiscal year 2016, of which $3.4 million was incurred for the nine months ended March 31, 2016.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Quarterly Report on Form 10-Q that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company’s business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired.  These factors include, but are not limited to material adverse or unforeseen legal judgments, fines, penalties or settlements, conditions in the financial and banking markets, including fluctuations in exchange rates and the inability to repatriate foreign cash, general and international recessionary economic conditions, including the impact, length and degree of the current slow growth conditions on the customers and markets we serve and more specifically conditions in the oil and gas, food service equipment, automotive, construction, aerospace, energy, transportation and general industrial markets, lower-cost competition, the relative mix of products which impact margins and operating efficiencies, both domestic and foreign, in certain of our businesses, the impact of higher raw material and component costs, particularly steel, petroleum based products and refrigeration components, an inability to realize the expected cost savings from restructuring activities, effective completion of plant consolidations, cost reduction efforts, restructuring including procurement savings and productivity enhancements, capital management improvements, strategic capital expenditures, and the implementation of lean enterprise manufacturing techniques, the inability to achieve the savings expected from the sourcing of raw materials from and diversification efforts in emerging markets, the inability to attain expected benefits from strategic alliances or acquisitions and the inability to achieve synergies contemplated by the Company.  Other factors that could impact the Company include changes to future pension funding requirements.  In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

Overview

We are a leading manufacturer of a variety of products and services for diverse commercial and industrial markets.  We have five reportable segments: Food Service Equipment Group, Engraving Group, Engineering Technologies Group, Electronics Products Group, and the Hydraulics Products Group.

Our long term strategy is to build larger industrial platforms through a value creation system that assists management in meeting specific corporate and business unit financial and strategic performance goals in order to create and sustain shareholder value.  The Standex Value Creation System has four components.  The Balanced Performance Plan process aligns annual goals throughout the business and provides a standard reporting, management and review process.  It is focused on setting and meeting annual and quarterly targets that support our short term and long term goals.  The Standex Growth Disciplines are a standard set of tools and processes to grow our businesses organically and through acquisitions.  Standex Operational Excellence employs LEAN processes to eliminate waste and improve profitability, cash flow and customer satisfaction.  Finally, the Standex Talent Management process provides training, development, and succession planning for our employees.  The Standex Value Creation System provides standard tools and processes throughout Standex to deliver our business objectives:

•

It is our objective to grow larger and more profitable business units through both organic initiatives and acquisitions.  On an ongoing basis we identify and implement organic growth initiatives such as new product development, geographic expansion, introduction of products and technologies into new markets and applications, key accounts and strategic sales channel partners.  Also, we have a long-term objective to create sizable business platforms by adding strategically aligned or “bolt on” acquisitions to strengthen the individual businesses, create both sales and cost synergies with our core business platforms, and accelerate their growth and margin improvement.  We have a particular focus on identifying and investing in opportunities that complement our products and will increase the global presence and capabilities of our businesses.  From time to time we have divested and likely will continue to divest businesses that we feel are not strategic or do not meet our growth and return expectations.

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

•

Standex Operational Excellence drives continuous improvement in the efficiency of our businesses.  We recognize that our businesses are competing in a global economy that requires that we constantly strive to improve our competitive position.  We have deployed a number of management competencies including operational excellence through lean enterprise, the use of low cost manufacturing facilities in countries such as Mexico, and China, the consolidation of manufacturing facilities to achieve economies of scale and leveraging of fixed infrastructure costs, alternate sourcing to achieve procurement cost reductions, and capital improvements to increase shop floor productivity, which drive improvements in the cost structure of our business units.

•

Our capital allocation strategy is to use cash flow generated from operations to fund the strategic growth programs described above, (including acquisitions and investments for organic growth), dividends, stock buybacks, and cost reductions.  We recognize that cash flow is fundamental to our ability to invest in organic and acquisitive growth for our business units and to return cash to our shareholders through payment of dividends and stock buybacks.

As part of this ongoing strategy, during the second quarter, we acquired Northlake Engineering, Inc., a designer, manufacturer and distributor of high reliability magnetics serving the North American power distribution and medical equipment markets.  This investment complements our Electronics Group and allows us to provide broader solutions to our customers.

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

We monitor a number of key performance indicators (“KPIs”) including net sales, income from operations, backlog, effective income tax rate, gross profit margin, and operating cash flow.  A discussion of these KPIs is included in the discussion below.  We may also supplement the discussion of these KPIs by identifying the impact of foreign exchange rates, acquisitions, and other significant items when they have a material impact on the discussed KPI.

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

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations

	Three Months Ended		Nine Months Ended
(Dollar amounts in thousands, except	March 31,		March 31,
percentages)	2016	2015	2016	2015
Net sales	$177,465	$180,999	$557,811	$572,363
Gross profit margin	33.0%	31.6%	33.2%	31.8%
Income from operations	17,160	17,832	56,325	54,921

	Three Months Ended	Nine Months Ended
(In thousands)	March 31, 2016	March 31, 2016
Net sales, prior period	$ 180,999	$ 572,363
Components of change in sales:
Effect of exchange rates	(2,456)	(14,024)
Effect of acquisitions	2,493	8,625
Organic sales change	(3,571)	(9,153)
Net sales, current period	$ 177,465	557,811

Net sales for the third quarter of 2016 decreased $3.5 million, or 2.0%, when compared to the prior year quarter.  This change was due to exchange rate decrease of 1.4% and organic sales decrease of 2.0% partially offset by sales of 1.4% generated from our Northlake acquisition.  Overall, we experienced weaker demand in the first two months of the quarter; however, we saw improved demand in many of our markets during the final month of the quarter.

Net sales in the nine months ended March 31, 2016 decreased $14.6 million, or 2.5%, when compared to the prior year.  The decrease in sales was due to exchange rate declines of 2.5% and organic sales decrease of 1.5% partially offset by sales generated by acquisitions of 1.5% from Enginetics and Northlake.  The organic sales decrease was primarily driven by lower sales to the refrigeration and oil and gas markets, partially offset by higher sales to our other markets.  We anticipate continued soft demand in the refrigeration and oil and gas markets for the remainder of the fiscal year.

Gross Profit Margin

Our gross margin for the third quarter of 2016 was 33.0% compared to the prior year quarter of 31.6%.  Gross margin increased 1.4% primarily due to operational improvements in our Food Service Equipment Group as our operation excellence initiatives continue to take hold.

Our gross margin in the nine months ended March 31, 2016 was 33.2% compared to the prior year of 31.8%.  Gross margin increased 1.4% primarily due to higher sales in the Engraving Group which typically carry higher margins than sales in our other segments.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) for the third quarter of 2016 were $41.1 million, or 23.2% of sales, compared to $39.0 million, or 21.6% of sales, during the prior year quarter.  The increase in SG&A as a percent of sales is primarily due to lower sales volume and higher health care costs.

Selling, General, and Administrative Expenses (“SG&A”) for nine months ended March 31, 2016 were $125.7 million, or 22.5% of sales, compared to $124.8 million, or 21.8% of sales, during the prior year quarter.  The increase in SG&A as a percent of sales is primarily due to lower sales volume and higher health care costs.

Income from Operations

Income from operations for the third quarter of 2016 was $17.2 million compared to $17.8 million during the prior year quarter.  The decrease of $0.6 million or 3.8% is primarily due to sales volume declines partially offset by operational improvements in the Food Service Equipment Group.

Income from operations for the nine months ended March 31, 2016 was $56.3 million compared to $54.9 million during the prior year.  The increase of $1.4 million or 2.6% is primarily due to the mix of segment income, and improvements generated by operational improvements in the Food Service Equipment Group.

Interest Expense

Interest expense for the third quarter of 2016 was $0.8 million compared to $0.9 million during the prior quarter.

Interest expense for the nine months ended March 31, 2016 was $2.2 million compared to $2.4 million during the prior year.

Income Taxes

The Company's effective tax rate from continuing operations for the third quarter of 2016 was 28.7% compared with 24.9% for the prior year quarter.  The higher effective tax rate in 2016 is the result of a higher percentage of income taxed in the U.S. and an increase in a reserve for an uncertain tax position.

The Company's effective tax rate from continuing operations for the nine months ended March 31, 2016 was 26.3% compared with 26.6% for the prior year.

Backlog

Backlog includes all active or open orders for goods and services that have a firm fixed customer purchase order with defined delivery dates.  Backlog also includes any future deliveries based on executed customer contracts, so long as such deliveries are based on agreed upon delivery schedules.  Backlog is not generally a significant factor in the Company’s businesses because of our relatively short delivery periods and rapid inventory turnover with the exception of Engineering Technologies.  Due to the nature of long term agreements in the Engineering Technologies group, the timing of orders and delivery dates can vary considerably resulting in significant backlog changes from one period to another.  In general, the vast majority of net realizable backlog beyond one year comes from the Engineering Technologies Group.

	As of March 31,
(In thousands)	2016	2015
Food Service Equipment Group	$38,127	$43,145
Engraving Group	18,521	19,340
Engineering Technologies Group	86,185	99,330
Electronics Products Group	43,826	37,178
Hydraulics Products Group	5,726	5,483
Total	192,385	204,476
Net realizable beyond one year	31,804	39,841
Net realizable within one year	$160,581	$164,635

Backlog realizable within one year decreased $4.1 million, or 2.5%, to $160.6 million at March 31, 2016 from $164.6 million at March 31, 2015.

The backlog decrease in the Food Service Equipment Group resulted primarily from lower demand in the refrigeration markets.  Engineering Technologies backlog realizable beyond one year has decreased $13.1 million due to (i) timing differences between sales and orders with respect to certain space customers, (ii) an overall decrease in orders realizable within one year to the oil and gas market, partially offset by (iii) an increase in commercial aviation orders.  The increase in Electronics Products backlog includes $5.9 million from the recently acquired Northlake business.

Segment Analysis

Food Service Equipment Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2016	2015	Change	2016	2015	Change
Net sales	$ 87,944	$ 91,064	-3.4%	$ 286,093	$ 303,430	-5.7%
Income from operations	8,455	6,404	32.0%	29,183	24,989	16.8%
Operating income margin	9.6%	7.0%		10.2%	8.2%

Net sales in the third quarter of fiscal year 2016 decreased $3.1 million, or 3.4%, when compared to the prior year quarter.  Sales were negatively impacted by continued slower sales with select major chains and the ongoing actions to eliminate less profitable products.  Refrigerated Solutions experienced a sales decline of 10.5% in the quarter due to consolidation in the dollar store segment and reduced North American expansion in select national chains, partially offset in the dealer market.  Cooking Solutions sales increased 1.8% in the quarter with strong growth in our supermarket sector, rebounding orders and shipments in our fryer chain business, partially offset by actions to eliminate lower margin commodity products.  On-time shipments continue to improve which should allow for continued sales improvement during the remainder of the fiscal year.   Our Specialty Solutions sales increased by 3.6% due to higher volume in our beverage segment partially offset by exchange rate declines.  Overall, sales improved toward the latter part of the quarter and we anticipate this trend to continue over the next quarter, as seasonal momentum builds.

Net sales in the nine months ended March 31, 2016 decreased $17.3 million, or 5.7%, when compared to the prior year.  Year to date sales were impacted by lower sales to select major chains, timing of chain roll-outs due to customer acquisition activity, and actions to eliminate less profitable products.   Refrigeration Solutions sales experienced a decline of 9.2% due to dollar store consolidation and slower growth in sales to key chains, with some offset in the dealer channel.   Cooking Solutions experienced a sales decrease of 1.4% and Specialty Solutions sales decreased by 1.5%.

Income from operations in the third quarter of fiscal 2016 increased by $2.1 million, or 32.0%, when compared to the prior year quarter despite lower volume.  This increase was driven by operating efficiencies, positive product mix and better distribution costs.   During the quarter, operating efficiencies, portfolio focus, and expense controls have increased our leverage and are expected to continue to generate operating income improvements.

Income from operations in the nine months ended March 31, 2016 increased $4.2 million, or 16.8%, when compared to the prior year despite lower volume.  Gains were driven by operating efficiencies, portfolio rationalization, organizational alignment, and increased cost control.

Engraving Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2016	2015	Change	2016	2015	Change
Net sales	$ 28,560	$ 26,896	6.2%	$ 94,016	$ 81,609	15.2%
Income from operations	5,305	5,757	-7.9%	22,655	18,647	21.5%
Operating income margin	18.6%	21.4%		24.1%	22.8%

Net sales for the third quarter of 2016 increased by $1.7 million, or 6.2%, when compared to the prior year quarter.  We experienced sales growth at our Mold-Tech locations in Europe and China.  Sales at our Innovent and roll, plate and machinery businesses also contributed to the sales growth.  These gains were partially offset by foreign exchange losses.  We have begun to see softness in some of our Asian markets but remain optimistic about our near term potential for global Mold-Tech sales growth.

Net sales for the nine months ended March 31, 2016 increased $12.4 million or 15.2% when compared to the prior year.  Our global Mold-Tech, roll, plate and machinery and Innovent business have all experienced double digit sales growth during the fiscal year, excluding the impact of foreign exchange.

Income from operations for the third quarter of 2016 decreased by $0.5 million, or 7.9%, when compared to the prior year quarter.  Income was negatively impacted by start-up costs for new offerings, in Mold-Tech North America, for laser, nickel shell, and design services.

Income for the nine months ended March 31, 2016 increased by $4.0 million, or 21.5%, when compared to the prior year.  All three business experienced strong performance and leveraged incremental sales.  Unfavorable exchange impacted operating profit by $1.8 million.

Engineering Technologies Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2016	2015	Change	2016	2015	Change
Net sales	$ 19,358	$ 24,590	-21.3%	$ 58,780	$ 71,314	-17.6%
Income from operations	1,744	3,655	-52.3%	4,512	9,093	-50.4%
Operating income margin	9.0%	14.9%		7.7%	12.8%

Net sales in the third quarter of fiscal year 2016 decreased by $5.2 million, or 21.3%, when compared to the prior year quarter.  Sales in the oil and gas market were down $4.4 million, or 80.2% from the prior year quarter.  The decline was a result of reduced demand due to lower oil prices delaying projects across the oil and gas market.  We expect the oil and gas market to remain soft based on current pricing levels, and we have taken action to align operating costs with demand.  Increased sales in the aviation and navy nuclear markets partially offset declines due to contract timing on project based programs in the space industry.

Net sales for the nine months ended March 31, 2016 decreased by $12.5 million, or 17.6% when compared to the prior year.  Sales declined by $15.3 million due to continued softness in the oil and gas markets and by $4.4 million due to contract timing of space sales.  Aviation sales were up $7.3 million, driven by increased OEM demand.  As we exit the fourth quarter of 2016, we expect sales growth in our markets, particularly Aviation, will mostly offset the head-winds we are experiencing in the energy market.

Income from operations in the third quarter of 2016 decreased by $1.9 million, or 52.3 % when compared to the prior year quarter.  The decrease in operating income was due to the lower sales volume partially offset by improved manufacturing efficiencies in the aviation market.

Income from operations for the nine months ended March 31, 2016 decreased by $4.6 million, or 50.4% when compared to the prior year.  The decrease in operating income was due to the lower sales volume partially offset by improved manufacturing efficiencies for products serving the aviation market.  Based on continued volume increase in the aviation market, as well as operational improvements, we expect to exit the fourth quarter with improved profitability.

Electronics Products Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2016	2015	Change	2016	2015	Change
Net sales	$ 29,909	$ 28,006	6.8%	$ 86,245	$ 85,299	1.1%
Income from operations	5,263	5,298	-0.7%	15,338	15,582	-1.6%
Operating income margin	17.6%	18.9%		17.8%	18.3%

Net sales in the third quarter of fiscal year 2016 increased $1.9 million, or 6.8%, when compared to the prior year quarter.  Organic sales were flat as new mid-sized program launches in Europe were offset by a decline in North American and Asian businesses.  Our Northlake acquisition contributed sales of $2.5 million while exchange rates negatively impacted sales by $0.6 million.

Net sales for the nine months ended March 31, 2016 increased $0.9 million, or 1.1%, when compared to the prior year.  Organic sales increased by $0.5 million, while the Northlake acquisition contributed $4.5 million.  Foreign exchange rates adversely affected sales by $4.0 million.  The volume increase is primarily due to growth in Europe and Asia partially offset by softness in North America.   We expect sales growth within Europe and North America as overall market conditions improve and we launch new programs.  We anticipate that organic sales growth in Asia will moderate in the coming quarters but that new program and product introductions will partially offset the current economic slowdown.

Income from operations in the third quarter of fiscal year 2016 was nearly flat as compared to prior year.  Efforts took place within the quarter to transition manufacturing from our legacy Canadian business to Northlake.

Income from operations for the nine months ended March 31, 2016 decreased $0.2 million when compared to the prior year.  The decrease in operating income is primarily due to the $0.4 million purchase accounting charge associated with the Northlake acquisition partially offset by continued material and labor cost savings throughout each business.

Hydraulics Products Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2016	2015	Change	2016	2015	Change
Net sales	$ 11,694	$ 10,443	12.0%	$ 32,677	$ 30,711	6.4%
Income from operations	2,007	1,723	16.5%	5,502	4,897	12.4%
Operating income margin	17.2%	16.5%		16.8%	15.9%

Net sales in the third quarter of fiscal year 2016 increased $1.3 million, or 12.0%, when compared to the prior year quarter.  The increase is primarily due to the continued strengthening in our traditional North America dump truck and trailer markets.  Additionally, we continue to capture new OEM platforms in the airline support equipment space and refuse platforms by providing custom telescopic hydraulic cylinders manufactured in North America combined with rod cylinders from China.  We expect that our sales momentum will carry into the fourth quarter.

Net sales for the nine months ended March 31, 2016 increased $2.0 million or 6.4% when compared to the prior year.  Sales increases for the nine months were due to market share gains and growth in traditional markets which are similar to the factors impacting the third quarter.

Income from operations in the third quarter of fiscal year 2016 increased $0.3 million, or 16.5%, when compared to the prior year quarter.  The increase is primarily due to sales volume increases at both the U.S. and China operations.

Income from operations for the nine months ended March 31, 2016 increased $0.1 million, or 12.4% when compared to the prior year.  The increase is due to both volume increases and cost containment.

Corporate and Other

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2016	2015	Change	2016	2015	Change
Income (loss) from operations:
Corporate	$ (5,223)	$ (4,607)	13.4%	$ (17,478)	$ (15,874)	10.1%
Restructuring	(391)	(398)	-1.8%	(3,387)	(2,354)	43.9%
Other operating income (expense), net	-	-	-	-	(59)	-100.0%

Corporate expenses in the third quarter of fiscal year 2016 increased by $0.6 million, or 13.4%, when compared to the prior year quarter.  The increase is primarily due to higher employee medical costs.

Corporate expenses for the nine months ended March 31, 2016 increased by $1.6 million, or 10.1%, when compared to the prior year.  The increase is primarily due to higher employee medical costs and costs associated with the implementation of the Standex Value Creation System.

During the third quarter of fiscal year 2016, we incurred consolidated restructuring expenses of $0.4 million related to the realignment of certain functions in Europe and the movement of manufacturing from a legacy Canadian facility into our newly acquired Northlake facility.

During the nine months ended March 31, 2016 we incurred consolidated restructuring expenses of $3.4 million which were primarily related to $1.7 million non-cash charge from the sale of a vacant property.  We also have taken restructuring actions to downsize a Canadian facility in connection with the Northlake acquisition and have reduced personnel in those of our locations impacted by the slowdown in the oil and gas market.

Discontinued Operations

In pursuing our business strategy, we have divested certain businesses and recorded activities of these businesses as discontinued operations.  Discontinued operations for the three and nine months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2016	2015	2016	2015
Net sales	$-	$-	$-	$-
Pre-tax earnings	(95)	(186)	(437)	(833)
(Provision) benefit for taxes	40	47	147	240
Net earnings (loss) from discontinued operations	$(55)	$(139)	$(290)	$(593)

Liquidity and Capital Resources

At March 31, 2016, our total cash balance was $113.4 million, of which $105.6 million was held by foreign subsidiaries.  The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.  Our current plans are not expected to require a repatriation of cash to fund our U.S. operations and as a result, we intend to indefinitely reinvest our foreign earnings to fund our overseas growth.  If the undistributed earnings of our foreign subsidiaries are needed for operations in the United States we would be required to accrue and pay U.S. taxes upon repatriation.

Net cash provided by operating activities from continuing operations for the nine months ended March 31, 2016, was $47.3 million compared to cash provided by continuing operations of $23.1 million the prior year.  The increase of $24.2 million in cash provided by operating activities is primarily due to an increase in cash generated by a decrease in working capital of $23.9 million and the increase in year to date net income of $1.5 million.  Cash flow used in investing activities for the nine months ended March 31, 2016, was $27.1 million and consisted primarily of cash used to fund the acquisition of Northlake for $13.7 million and capital expenditures of $13.3 million.  Cash inflows provided by financing activities for the nine months ended March 31, 2016 were $2.6 million and included net borrowings of $4.0 million, cash paid for dividends of $5.1 million and other stock based activity, including stock repurchases, of $1.5 million.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of March 31, 2016, the Company has used $7.7 million against the letter of credit sub-facility and had the ability to borrow $246.8 million under the facility based on our current EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 3.0:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to $7.5 million, and unlimited non-cash charges including gains or losses on sale of property and goodwill adjustments.  At March 31, 2016, the Company’s Interest Coverage Ratio was 28.80:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  At March 31, 2016, the Company’s Leverage Ratio was 1.11:1.

As of March 31, 2016, we had borrowings under our facility of $107.0 million and the effective rate of interest for outstanding borrowings under the facility was 1.70%.  Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect to spend between $23.0 and $25.0 million on capital expenditures during 2016, and expect that depreciation and amortization expense will be between $14.0 and $15.0 million and $2.5 and $3.5 million, respectively.

In order to manage our interest rate exposure, we are party to $50.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.43%.

The following table sets forth our capitalization a March 31, 2016 and June 30, 2015:

(In thousands)	March 31, 2016	June 30, 2015
Long-term debt	$106,028	$101,753
Less cash and cash equivalents	113,401	96,128
Net debt (cash)	(7,373)	5,625
Stockholders' equity	382,300	348,570
Total capitalization	$374,927	$354,195

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $194.8 million at March 31, 2016, as compared to $204.7 million at the most recent measurement date, which occurred as of June 30, 2015. The next measurement date to determine plan assets and benefit obligations will be on June 30, 2016.

At March 31, 2016, we do not expect to make mandatory contributions to the U.S pension plan until at least 2018.  The Company expects to pay $1.4 million in contributions to its defined benefit plans during fiscal 2016.  Contributions of $0.3 million and $1.0 million were made during the three and nine months ended March 31, 2016 compared to $0.6 million and $1.1 million during the three and nine months ended March 31, 2015 respectively.  Required contributions of $0.9 million will be paid to the Company’s U.K. defined benefit plan during 2016.  The Company also expects to make voluntary contributions of $0.2 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively during the current fiscal year.  Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for six retired executives.  Current executives and new hires are not eligible for this program.  At March 31, 2016 the underlying policies had a cash surrender value of $19.3 million and are reported net of loans of $10.2 million for which we have the legal right of offset, these amounts are reported net on our balance sheet.

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

The Company remained the obligor of ADP’s Philadelphia, PA facility and administrative offices.  We have entered into a renewable sublease agreement with a third party for this space.  Our obligation with respect to the lease is $0.8 million, of which $0.6 million was recorded as a liability at March 31, 2016.  We do not expect to record additional charges related to these obligations.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend payments, loan payments, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At March 31, 2016, the fair value, in the aggregate, of the Company’s open foreign exchange contracts was a liability of $0.2 million.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at March 31, 2016, would not result in a material change in our operations, financial position, or cash flows.  We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we use interest rate swap agreements to modify our exposure to interest rate movements.  The Company’s currently effective swap agreements convert our base borrowing rate on $50.0 million of debt due under our Credit Agreement from a variable rate equal to LIBOR to a weighted average rate of 1.43% at March 31, 2016.

The Company’s effective rate on variable-rate borrowings, including the impact of interest rate swaps, under the revolving credit agreement increased from 1.46% at June 30, 2015 to 1.70% at March 31, 2016.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of March 31, 2016, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.

CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition.  As discussed in Note 2 to the consolidated financial statements contained in this Report; the Company acquired all of the outstanding stock of Northlake Engineering, Inc., (“Northlake”) on October 1, 2015.  Northlake represents less than 0.8% of the Company's consolidated revenue for the nine months ended March 31, 2016 and approximately 2.4% of the Company's consolidated assets at March 31, 2016. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2016 excludes any evaluation of the internal control over financial reporting of Northlake.

There was no change in the Company's internal control over financial reporting during the quarterly period ended March 31, 2016 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended March 31, 2016
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - January 31, 2016	1,370	$ 77.24	1,370	306,360

February 1 - February 29, 2016	58	$ 74.16	58	306,302

March 1 - March 31, 2016	58	$ 74.16	58	306,244

Total	1,486	$ 77.00	1,486	306,244

  (1) The Company has a Stock Buyback Program (the “Program”) which was originally announced on January 30, 1985.  Under the Program, the Company may repurchase its shares from time to time, either in the open market or through private transactions, whenever it appears prudent to do so.  The Program has no expiration date, and the Company from time to time may authorize additional increases of share increments for buyback authority so as to maintain the Program.  All previously announced repurchases have been completed.  On August 20, 2013, the Company authorized 0.5 million shares for repurchase, of which 0.3 million are outstanding at March 31, 2016.  In April 2016, the Board of Directors authorized a revision to the program pursuant to which the Company may now, going forward, repurchase up to an aggregate of $100 million of the Company’s outstanding common stock.

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

STANDEX INTERNATIONAL CORPORATION

Date:	May 3, 2016	/s/ THOMAS D. DeBYLE
Thomas D. DeByle
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	May 3, 2016	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer/Assistant Treasurer

1