Form 10-K
period 2016-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2016-08-25
CIK 310354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016	Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its Charter)

DELAWARE	31-0596149
(State of incorporation)	(I.R.S. Employer Identification No.)

11 KEEWAYDIN DRIVE, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

(603) 893-9701
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $1.50 Per Share	New York Stock Exchange

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [X]     NO [  ]

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

YES [   ]     NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at the close of business on December 31, 2015 was approximately $1,038,609,853.  Registrant’s closing price as reported on the New York Stock Exchange for December 31, 2015 was $83.15 per share.

The number of shares of Registrant's Common Stock outstanding on August 22, 2016 was 12,777,502

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2016 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report.

Forward Looking Statement

Statements contained in this Annual Report on Form 10-K that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company’s business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired.  These factors include, but are not limited to material adverse or unforeseen legal judgments, fines, penalties or settlements, conditions in the financial and banking markets, including fluctuations in exchange rates and the inability to repatriate foreign cash, general and international recessionary economic conditions, including the impact, length and degree of the current slow growth conditions on the customers and markets we serve and more specifically food service equipment, automotive, construction, aerospace, energy, transportation and general industrial markets, lower-cost competition, the relative mix of products which impact margins and operating efficiencies, both domestic and foreign, in certain of our businesses, the impact of higher raw material and component costs, particularly steel, petroleum based products and refrigeration components, an inability to realize the expected cost savings from restructuring activities, effective completion of plant consolidations, cost reduction efforts, restructuring including procurement savings and productivity enhancements, capital management improvements, strategic capital expenditures, and the implementation of lean enterprise manufacturing techniques, the inability to achieve the savings expected from the sourcing of raw materials from and diversification efforts in emerging markets, the inability to attain expected benefits from strategic alliances or acquisitions and the inability to achieve synergies contemplated by the Company.  Other factors that could impact the Company include the impact of cybersecurity, and changes to future pension funding requirements. In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

PART I

Item 1.  Business

Standex International Corporation was incorporated in 1975 and is the successor of a corporation organized in 1955.  As used in this report, the terms “we,” “us,” “our,” the “Company” and “Standex” mean Standex International Corporation and its subsidiaries.  We have paid dividends each quarter since Standex became a public corporation in November 1964.

Unless otherwise noted, references to years are to fiscal years.

We are a leading manufacturer of a variety of products and services for diverse commercial and industrial markets.  We have 11 operating segments, aggregated and organized for reporting purposes into five segments:  Food Service Equipment, Engraving, Engineering Technologies, Electronics and Hydraulics.  Overall management, strategic development and financial control are maintained by the executive staff from our corporate headquarters located in Salem, New Hampshire.

Our corporate long term strategy has several primary components to build larger industrial platforms through a value creation system that assists management in meeting specific corporate and business unit financial and strategic performance goals in order to create and sustain shareholder value.  The Balanced Performance Plan process aligns annual goals throughout the business and provides a standard reporting, management and review process.  It is focused on setting and meeting annual and quarterly targets that support our short term and long term goals.  The Standex Growth Disciplines use a set of tools and processes including market maps, growth lane ways, and market tests to identify opportunities to expand the business organically and through acquisitions.  Standex Operational Excellence employs a standard playbook and processes, including LEAN, to eliminate waste and improve profitability, cash flow and customer satisfaction.  Finally, the Standex Talent Management is an organizational development process that provides training, development, and succession planning for our employees throughout our worldwide organization.  The Standex Value Creation System provides standard tools and processes throughout Standex to deliver our business objectives:

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

•

We create “Customer Intimacy” by utilizing the Standex Growth Disciplines to partner with our customers in order to develop and deliver custom solutions or engineered components that solve problems for our customers or otherwise meet their needs.  This relationship generally provides us with the ability to improve sales and profit growth over time and provide operating margins that enhance shareholder returns.  Further, we have made a priority of developing new sales channels and leveraging strategic customer relationships.

•

Standex Operational Excellence drives continuous improvement in the efficiency of our businesses.  We recognize that our businesses are competing in a global economy that requires us to improve our competitive position.  We have deployed a number of management competencies to drive improvements in the cost structure of our business units including operational excellence through lean enterprise, the use of low cost manufacturing facilities in countries such as Mexico, and China.  The consolidation of manufacturing facilities to achieve economies of scale and leveraging of fixed infrastructure costs, alternate sourcing to achieve procurement cost reductions, and capital improvements to increase shop floor productivity.

•

The Company’s strong historical cash flow has been a cornerstone for funding our capital allocation strategy.  We use cash flow generated from operations to fund the strategic growth programs described above, (including acquisitions and investments for organic growth), and to return cash to our shareholders through payment of dividends and stock buybacks.

Please visit our website at www.standex.com to learn more about us or to review our most recent SEC filings.  The information on our website is for informational purposes only and is not incorporated into this Annual Report on Form 10-K.

Description of Segments

Food Service Equipment

The Food Service Equipment business is comprised of three groups.  The Refrigeration Solutions group manufactures walk-in and cabinet coolers and freezers used in commercial food facilities and some industrial, life science and scientific applications.  The Cooking Solutions group manufacturers cooking equipment such as ovens, fryers, warmers and grills used in commercial food preparation and service.  The Specialty Solutions group consists of a specialty pump used in beverage applications and custom display merchandising.

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

Food Service Equipment products are manufactured in Hudson, WI; New Albany, MS; Nogales, Mexico; Simpsonville, SC; San Antonio, TX; Belleville, WI; and Mountmellick, Ireland.  In addition, we have our culinary demonstration center in Allen, TX.  Our products are sold predominantly in North America directly, through dealers, and through industry representatives in the Americas, Europe, Asia and Middle East.

Our product brands include:

-

NorLake® walk-in coolers and freezers and reach-in and under counter refrigerated cabinets to meet food service and scientific needs;

-

Master-Bilt® refrigerated reach-in and under counter refrigerated cabinets, cases, display units, and walk-in coolers and freezers;

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

Engraving

The Engraving segment consists of three product lines.  Mold-Tech is a world-wide leader in applying textures to molds on which manufacturers produce a final product with the desired surface textures on molded plastic parts, slush-molded and in-mold grained parts.  Mold-Tech serves the global auto industry as well as consumer goods.  Innovent is a specialized supplier of tools and machines used to produce diapers and products which contain absorbent materials between layers of non-woven fabric.

We simplify the supply chain for global Original Equipment Manufacturers, “OEM”, as a single source texture solutions supplier.  We provide texturizing services for the production of automotive components, particularly for interior dashboards and upholstery, textiles for paper towels and hygiene products, consumer products and cosmetic appearances, construction applications, various synthetic flooring products, and surfaces in electronics such as computers, cell phones and printers.

Our worldwide Mold-Tech locations enable us to better serve our customers within key geographic areas on 6 continents including in the United States, Canada, Europe, China, India, Southeast Asia, Korea, Australia, South Africa, and South America.  Our products are primarily sold directly through our global sales network.  The Engraving segment serves a number of industries including automotive, plastics, building products, synthetic materials, converting, textile and paper, computer, housewares, hygiene product tooling and aerospace industries.

Subsequent to our fiscal 2016 year-end, we sold our U.S. Roll Plate and Machinery business as it was not strategic, and did not meet our growth and return expectations.  This divestiture also allows our Engraving management to focus on higher growth and better return businesses within the segment.

The Engraving segment brands include:

-

Mold-Tech® which provides design and program management services texturizes molds used in the production of plastic parts and manufactures nickel shell slush mold tooling.

-

Mullen® Burst Testers.

-

Innovent is an engineering and manufacturing company delivering innovative product and service solutions to hygiene, aerospace and other industrial clients around the world.

We are particularly focused on growth through the establishment of new “greenfield” facilities in emerging markets and development of proprietary digital based process technology.  Our extensive worldwide network of 38 manufacturing and design centers provides uniform engravings to satisfy the needs of our global customers.  We expect to continue to strengthen our market leadership position through continuously expanding the breadth of products and services we provide customers globally.

Engineering Technologies

The Engineering Technologies segment, “ETG”, provides critical engineered parts in all workable metal alloys using various forming processes combined with the essential value added processes for innovative cost effective solutions.  Our competitive advantage is to deliver components or assemblies that can be inserted directly into the production line with no or little surface finishing required.  Our precision manufacturing capabilities include metal spinning, metal forming, press forming, stretch forming, hydroforming, heat treating and brazing, computer numerical control and electrical discharge machining, high speed milling, and other fabrication services in all thickness and size ranges for all workable metal alloys.

ETG solutions are in a wide variety of advanced applications, where the utilization of our broad metal forming capabilities with vertically integrated operations are used to reduce part count, decrease input material, and/or optimize the manufacturing process.  These solutions are found in the aviation, defense, energy, industrial, medical, marine, oil and gas, and manned and unmanned space markets.  Our components and assemblies have been present on major commercial aviation aircraft engines and nacelles as well as defense and navy nuclear programs.  We provide complex assemblies and formed solutions for the energy and oil and gas OEM’s, MRI machine formed components, and single piece formed and machined fuel and liquid oxygen tanks and tank domes for commercial and government space programs.

The segment includes our Spincraft units, with locations in North Billerica, MA, New Berlin, WI, and Newcastle upon Tyne in the U.K, along with, Enginetics, which has plants in Huber Heights and Eastlake, OH.  Our sales are direct with the OEM’s and the Tier One’s in the particular markets, throughout the world, with the majority of our sales in North America and Europe.

Electronics

The Electronics segment is a manufacturer of custom magnetic sensing and power conversion components and assemblies.  The magnetic sensing products employ technologies such as reed switches, hall effect, and magneto-resistive to produce reed relays, fluid level sensors, flow, pressure differential, proximity, as well as custom electronics assemblies containing these devices. The power conversion products include custom wound transformers and inductors for low and high frequency applications, value added assemblies and mechanical packaging and advanced planar transformers technology.

The Electronics segment is a global components solutions provider which designs and manufactures innovative engineered components and assemblies to solve our customers’ application needs with a Partner/Solve/Deliver® approach.  Our mission and vision is to be a strategic partner with customers, utilize our innovative capabilities and solutions to solve customer problems and deliver quality products that meet or exceed customer expectations.  The products are vital to a diverse array of markets to provide safe and efficient power transformation, monitoring and isolation, as well as critical feedback to control systems for function and safety.  The end user is typically an OEM industrial equipment manufacturer.  End-user markets include, but are not limited to transportation, smart-grid, alternative energy, appliances, HVAC, security, military, medical, aerospace, test and measurement, power distribution, and general industrial applications.

Components are manufactured in plants located in the USA, Mexico, the U.K., Germany and China.  The business sells globally through a direct sales force, regional sales managers, field applications engineers, commissioned agents, representative groups, and distribution channels.  The products are sold globally with approximately fifty percent of sales within North America, forty percent within Europe and the balance in Asia.

The brand names are Standex Electronics, Standex-Meder Electronics, and Northlake Engineering.  The Company continues to expand the business through organic growth with current customers, new customers, developing new products and technologies, geographic expansion, and strategic acquisitions.

Hydraulics

The Hydraulics segment is a global manufacturer of mobile hydraulic cylinders including single or double acting telescopic and piston rod hydraulic cylinders. Additionally we manufacture a specialty pneumatic cylinder and promote complete wet line kits, which are complete hydraulic systems that include a pump, valves, hoses and fittings.

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

We manufacture our cylinders in Hayesville, OH and Tianjin, China.  Our products are sold directly to OEMs, as well as distributors, dealers, and aftermarket repair outlets primarily in North America with some sales in South America and Asia.

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

Seasonality

We are a diversified business with generally low levels of seasonality; however, our fiscal third quarter is typically the period with the lowest level of sales volume.

Patents and Trademarks

We hold approximately 39 United States patents and patents pending covering processes, methods and devices and approximately 43 United States trademarks.  Many counterparts of these patents have also been registered in various foreign countries.  In addition, we have various foreign registered and common law trademarks.

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

Customers

Our business is not dependent upon a single customer or a few large customers, the loss of any one of which would not have a material adverse effect on our operations.  No customer accounted for more than 5% of our consolidated revenue in fiscal 2016 or any of the years presented.

Working Capital

Our primary source of working capital is the cash generated from continuing operations.  No segments require any special working capital needs outside of the normal course of business.

Backlog

Backlog includes all active or open orders for goods and services that have a firm fixed customer purchase order with defined delivery dates.  Backlog also includes any future deliveries based on executed customer contracts, so long as such deliveries are based on agreed upon delivery schedules.  Backlog is not generally a significant factor in the Company’s businesses because of our relatively short delivery periods and rapid inventory turnover with the exception of Engineering Technologies.  Due to the nature of long term agreements in the Engineering Technologies segment, the timing of orders and delivery dates can vary considerably resulting in significant backlog changes from one period to another.

Backlog orders in place at June 30, 2016 and 2015 are as follows (in thousands):

	2016	2015
Food Service Equipment	$37,202	$46,147
Engraving	19,046	18,992
Engineering Technologies	90,241	93,012
Electronics	44,713	38,445
Hydraulics	4,951	4,776
Total	196,153	201,372
Net realizable beyond one year	33,257	33,215
Net realizable within one year	$162,896	$168,157

Backlog realizable within one year decreased $5.3 million, or 3.1%, to $162.9 million at June 30, 2016 from $168.2 million at June 30, 2015. The backlog decrease of $8.9 million in Food Service Equipment resulted primarily from lower demand in the refrigeration markets.  The increase in Electronics backlog of $6.3 million is primarily a result of the recently acquired Northlake business.

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

International Operations

We have international operations in all of our business segments.  International operations are conducted at 60 locations, in Europe, Canada, China, India, Southeast Asia, Korea, Australia, Mexico, Brazil, and South Africa.  See the Notes to Consolidated Financial Statements for international operations financial data.  Our international operations contributed approximately 27% of operating revenues in 2016 and 2015.  International operations are subject to certain inherent risks in connection with the conduct of business in foreign countries including, exchange controls, price controls, limitations on participation in local enterprises, nationalizations, expropriation and other governmental action, restrictions of repatriation  of earnings, and changes in currency exchange rates.

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

Number of Employees

As of June 30, 2016, we employed approximately 5,300 employees of which approximately 2,100 were in the United States.  About 300 of our U.S. employees were represented by unions.  Approximately 44% of our production workforce is situated in low-cost manufacturing regions such as Mexico, Brazil and Asia.

Executive Officers of Standex

The executive officers of the Company as of June 30, 2016 were as follows:

Name	Age	Principal Occupation During the Past Five Years
David Dunbar	54	President and Chief Executive Officer of the Company since January 2014. President of the Valves and Controls global business unit of Pentair Ltd from 2009 through 2013.
Thomas D. DeByle	56	Vice President and Chief Financial Officer of the Company since March 2008.
Alan J. Glass	52	Vice President, Chief Legal Officer and Secretary of the Company since April 2016. Vice President, General Counsel and Secretary of CIRCOR International, Inc. from 2000 through 2016.
Ross McGovern	38

Vice President of Human Resources of the Company since August 2015.  Director of Human Resources of Keurig Green Mountain 2015, Vice President of Human Resources of Datacolor from 2012 through 2015, and Global Human Resources Manager of R&D GE Healthcare, Medical Diagnostics, a subsidiary of General Electric from 2009 through 2011.

Sean Valashinas	44	Chief Accounting Officer and Assistant Treasurer of the Company since October 2007.
Anne De Greef-Safft	54

Segment President of Food Service Equipment  since January 2015; President of Danaher’s Gems, Setra, Sonix and Anderson Companies, where she directed the worldwide operations, marketing and sales, engineering, accounting and human resources functions of these businesses from 2009 through 2014.

Paul Burns	43

Vice President of Strategy and Business Development since July 2015, Director of Corporate Development and Global Mergers & Acquisitions at General Motors from 2013 through 2015, Director of Strategy and Business Development at Tyco Flow Control from 2011 through 2013.

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

We operate in 54 locations outside of the United States in Europe, Canada, China, India, Singapore, Korea, Australia, Mexico, Brazil, Turkey, Malaysia, and South Africa.  If we are unable to successfully manage the risks inherent to the operation and expansion of our global businesses, those risks could have a material adverse effect on our business, results of operations or financial condition.  Those international business risks include:

•

fluctuations in currency exchange rates;

•

changes in government regulations;

•

restrictions on repatriation of earnings;

•

import and export controls;

•

political, social and economic instability;

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

Key assumptions inherent in our actuarially calculated pension plan obligations and pension plan expense are the discount rate and the expected rate of return on plan assets.  If discount rates and actual rates of return on invested plan assets were to decrease significantly, our pension plan obligations could increase materially.  Although our pension plans have been frozen, the size of future required pension contributions could require us to dedicate a greater portion of our cash flow from operations to making contributions, which could negatively impact our financial flexibility.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We have a total of 96 facilities, of which we operate 83 manufacturing plants and warehouses located throughout the United States, Europe, Canada, Australia, Southeast Asia, Korea, China, India, Brazil, South Africa, and Mexico.  The Company owns 24 of the facilities and the balance are leased.  For the year ended June 30, 2016 the approximate building space utilized by each segment is as follows:

		Area in Square Feet (in thousands)
Segment location	Number of Facilities	Leased	Owned	Total
EMEA(1)	3	24	10	34
Other Americas	3	32	185	217
United States	15	354	789	1,143
Food Service Equipment	21	410	984	1,394
Asia Pacific	13	244	-	244
EMEA(1)	14	141	56	197
Other Americas	5	65	-	65
United States	6	56	105	161
Engraving	38	506	161	667
EMEA(1)	3	80	-	80
United States	7	273	171	444
Engineering Technologies	10	353	171	524
Asia Pacific	2	37	-	37
EMEA(1)	5	8	89	97
Other Americas	3	17	56	73
United States	5	31	61	92
Electronics	15	93	206	299
Asia Pacific	2	65	-	65
Other Americas	1	1	-	1
United States	6	20	101	121
Hydraulics	9	86	101	187
United States	3	150	22	172
Corporate & Other	3	150	22	172
Total	96	1,598	1,645	3,243

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

PART II

Item 5.  Market for Standex Common Stock

Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market in which the Common Stock of Standex is traded is the New York Stock Exchange under the ticker symbol “SXI”.  The high and low sales prices for the Common Stock on the New York Stock Exchange and the dividends paid per Common Share for each quarter in the last two fiscal years are as follows:

	Common Stock Price Range				Dividends Per Share
	2016		2015
Year Ended June 30	High	Low	High	Low	2016	2015
First quarter	$ 83.20	$ 66.98	$ 76.99	$ 65.01	$ 0.12	$ 0.10
Second quarter	93.10	72.94	87.05	70.25	0.14	0.12
Third quarter	82.45	65.53	83.98	66.72	0.14	0.12
Fourth quarter	89.29	75.59	84.47	77.62	0.14	0.12

The approximate number of stockholders of record on July 31, 2016 was 1,641.

Additional information regarding our equity compensation plans is presented in the Notes to Consolidated Financial Statements under the caption “Stock-Based Compensation and Purchase Plans” and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities (1)
Quarter Ended June 30, 2016
Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2016	2,167	$ 78.77	2,167	$ 99,829,305
May 1 - May 31, 2016	25,615	$ 79.76	27,782	$ 97,786,253
June 1 - June 30, 2016	2,916	$ 87.21	30,698	$ 97,531,949
TOTAL	30,698	$ 80.40	30,698	$ 97,531,949

(1)  The Company has a Stock Buyback Program (the “Program”) which was originally announced on January 30, 1985 and most recently amended on April 26, 2016.  Under the Program, the Company was authorized to repurchase up to an aggregate of $100 million of its shares.  Under the program, purchases may be made from time to time on the open market, including through 10b5-1 trading plans, or through privately negotiated transactions, block transactions, or other techniques in accordance with prevailing market conditions and the requirements of the Securities and Exchange Commission.  The Board’s authorization is open-ended and does not establish a timeframe for the purchases.  The Company is not obligated to acquire a particular number of shares, and the program may be discontinued at any time at the Company’s discretion.

The following graph compares the cumulative total stockholder return on the Company’s Common Stock as of the end of each of the last five fiscal years, with the cumulative total stockholder return on the Standard & Poor’s Small Cap 600 (Industrial Segment) Index and on the Russell 2000 Index, assuming an investment of $100 in each at their closing prices on June 30, 2011 and the reinvestment of all dividends.

Item 6.  Selected Consolidated Financial Data

Selected financial data for the five years ended June 30, is as follows:

See Item 7 for discussions on comparability of the below.

	2016	2015	2014	2013	2012
SUMMARY OF OPERATIONS (in thousands)
Net sales
Food Service Equipment	$ 381,867	$ 408,706	$ 377,848	$ 367,008	$ 364,759
Engraving	124,120	110,781	109,271	93,380	93,611
Engineering Technologies	82,235	97,018	79,642	74,838	74,088
Electronics	118,319	114,196	114,881	108,085	48,206
Hydraulics	45,045	41,441	34,538	30,079	29,922
Total	$ 751,586	$ 772,142	$ 716,180	$ 673,390	$ 610,586
Gross profit	$ 252,253	$ 247,486	$ 238,269	$ 218,191	$ 201,736
Operating income (loss)
Food Service Equipment	$ 40,142	$ 37,456	$ 38,203	$ 37,533	$ 38,389
Engraving	29,579	24,250	22,145	15,596	17,896
Engineering Technologies	8,258	13,097	12,676	13,241	14,305
Electronics	21,104	20,884	19,732	16,147	8,715
Hydraulics	7,947	7,013	5,781	4,968	4,403
Restructuring (1)	(4,232)	(3,443)	(10,077)	(2,666)	(1,685)
Gain on sale of real estate	-	-	-	-	4,776
Other operating income (expense), net	(7,458)	438	3,462	-	-
Corporate and Other	(24,996)	(21,051)	(26,054)	(22,924)	(23,443)
Total	$ 70,344	$ 78,644	$ 65,868	$ 61,895	$ 63,356
Interest expense	(2,871)	(3,161)	(2,249)	(2,469)	(2,280)
Other non-operating (loss) income	1,052	634	4,184	(128)	519
Provision for income taxes	(16,295)	(20,874)	(18,054)	(15,244)	(15,699)
Income from continuing operations	52,230	55,243	49,749	44,054	45,896
Income/(loss) from discontinued operations	(174)	(500)	(6,883)	794	(14,991)
Net income	$ 52,056	$ 54,743	$ 42,866	$ 44,848	$ 30,905

(1) See discussion of restructuring activities in Note 16 of the consolidated financial statements.

	2016	2015	2014	2013	2012
PER SHARE DATA
Basic
Income from continuing operations	$ 4.12	$ 4.37	$ 3.94	$ 3.51	$ 3.67
Income/(loss) from discontinued operations	(0.01)	(0.04)	(0.55)	0.06	(1.20)
Total	$ 4.11	$ 4.33	$ 3.39	$ 3.57	$ 2.47

Diluted
Income from continuing operations	$ 4.09	$ 4.31	$ 3.89	$ 3.45	$ 3.59
Income/(loss) from discontinued operations	(0.01)	(0.04)	(0.54)	0.06	(1.17)
Total	$ 4.08	$ 4.27	$ 3.35	$ 3.51	$ 2.42

Dividends declared	$ 0.54	$ 0.46	$ 0.38	$ 0.31	$ 0.27

	2016	2015	2014	2013	2012
BALANCE SHEET (in thousands)
Total assets	$ 690,457	$ 659,063	$ 577,785	$ 509,947	$ 478,935

Accounts receivable	103,974	110,478	107,674	97,995	96,493
Inventories	105,402	108,305	97,065	81,811	70,802
Accounts payable	77,099	80,764	85,206	67,552	60,229
Goodwill	157,354	154,732	125,965	111,905	100,633

Long-term debt	$ 92,114	$ 101,753	$ 44,681	$ 49,446	$ 49,124
Total debt	92,114	101,753	44,681	49,446	49,124
Less cash	121,988	96,128	74,260	51,064	54,749
Net debt (cash)	(29,874)	5,625	(29,579)	(1,618)	(5,625)

Stockholders' equity	369,959	348,570	340,726	290,988	242,907

KEY STATISTICS	2016	2015	2014	2013	2012
Gross profit margin	33.6%	32.1%	33.3%	32.4%	33.0%
Operating income margin	9.4%	10.2%	9.2%	9.2%	10.4%

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading manufacturer of a variety of products and services for diverse commercial and industrial markets.  We have five reportable segments: Food Service Equipment, Engraving, Engineering Technologies, Electronics, and the Hydraulics.

Our long term strategy is to build larger industrial platforms through a value creation system that assists management in meeting specific corporate and business unit financial and strategic performance goals in order to create, improve, and enhance shareholder value.  The Standex Value Creation System is a standard methodology which provides consistent tools used throughout the company in order to achieve our organization’s goals.  The value creation system has four components.  The Balanced Performance Plan process aligns annual goals throughout the business and provides a standard reporting, management and review process.  It is focused on setting and meeting annual and quarterly targets that support our short term and long term goals.   The Standex Growth Disciplines use a set of tools and processes including market maps, growth lane ways, and market tests to identify opportunities to expand the business organically and through acquisitions.  Standex Operational Excellence employs a standard playbook and processes, including LEAN, to eliminate waste and improve profitability, cash flow and customer satisfaction.  Finally, the Standex Talent Management process is an organizational development process that provides training, development, and succession planning for our employees throughout our worldwide organization.  The Standex Value Creation System ties all disciplines in the organization together under a common umbrella by providing standard tools and processes to deliver our business objectives:

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

•

As part of this ongoing strategy, during fiscal year 2016, we acquired Northlake Engineering, Inc., a designer, manufacturer and distributor of high reliability magnetics serving the North American power distribution and medical equipment markets.  This investment complements our Electronics segment and allows us to provide broader solutions to our customers.  Subsequent to our fiscal 2016 year-end, we sold our U.S. Roll Plate and Machinery business as it was not strategic, and did not meet our growth and return expectations.   This divestiture also allows our Engraving management to focus on higher growth and better return businesses within the segment.

•

We create “Customer Intimacy” by utilizing the Standex Growth Disciplines to partner with our customers in order to develop and deliver custom solutions or engineered components that provide technology-driven solutions to our customers.  This relationship generally provides us with the ability to improve sales and profit growth over time and provide operating margins that enhance shareholder returns.  Further, we have made a priority of developing new sales channels and leveraging strategic customer relationships.

•

Standex Operational Excellence drives continuous improvement in the efficiency of our businesses.  We recognize that our businesses are competing in a global economy that requires us to improve our competitive position.  We have deployed a number of management competencies to drive improvements in cost structure of our business units including operational excellence through lean enterprise, the use of low cost manufacturing facilities in countries such as Mexico, and China, the consolidation of manufacturing facilities to achieve economies of scale and leveraging of fixed infrastructure costs, alternate sourcing to achieve procurement cost reductions, and capital improvements to increase shop floor productivity.

•

The Company’s strong historical cash flow has been a cornerstone for funding our capital allocation strategy.  We use cash flow generated from operations to fund the strategic growth programs described above, (including acquisitions and investments for organic growth), and to return cash to our shareholders through payment of dividends and stock buybacks.

Our business units are actively engaged in initiating new product introductions, expansion of product offerings through private labeling and sourcing agreements, geographic expansion of sales coverage, the development of new sales channels, leveraging strategic customer relationships, development of energy efficient products, new applications for existing products and technologies, and next generation products and services for our end-user markets.

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

We continue to focus on our efforts to reduce cost and improve productivity across our businesses.  Our refrigeration division and businesses that serve the oil and gas industry have both been negatively impacted by reduced customer spending and customer consolidation.  Due to these changing market conditions and consolidations we have and will continue to implement appropriate cost reductions to align our costs to appropriate sales levels.  We continue to evaluate our products and production processes and expect to execute similar cost reductions and restructuring programs on an ongoing basis.

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

Unless otherwise noted, references to years are to fiscal years.

Consolidated Results from Continuing Operations (in thousands):

	2016	2015	2014
Net sales	$751,586	$772,142	$716,180
Gross profit margin	33.6%	32.1%	33.3%
Restructuring costs	4,232	3,443	10,077
Other income/(expense) operating	(7,458)	438	3,462
Income from operations	70,344	78,644	65,868

Backlog (realizable within 1 year)	$162,896	$168,157	$143,132

	2016	2015	2014
Net sales	$751,586	$772,142	$716,180
Components of change in sales:
Effect of acquisitions	11,672	38,155	297
Effect of exchange rates	(15,011)	(16,423)	3,954
Organic sales growth	(17,217)	34,230	38,539

Net sales for the fiscal year 2016 decreased by $20.6 million, or 2.7%, when compared to the prior year.  The decrease is driven by $17.2 million, or 2.3% of organic sales declines and $15.0 million, or 1.9%, of unfavorable foreign exchange partially offset by $11.7 million, or 1.5% from the Northlake and Enginetics acquisitions.  The organic sales decrease was primarily driven by lower sales to the refrigeration and oil and gas markets, partially offset by higher sales to the automotive and other markets.  We anticipate continued soft demand in the refrigeration and oil and gas markets during the first half of fiscal year 2017.  We expect unfavorable foreign exchange sales impacts in 2017 primarily associated with declines in the British Pound due to the Brexit vote.  During fiscal year 2016, 3.0% of our consolidated revenue was recorded in the U.K.

Net sales for the fiscal year 2015 increased by $56.0 million, or 7.8%, when compared to the prior year.  The increase was driven by $34.2 million or 4.8% of organic sales growth from three of our segments, $38.2 million or 5.3% of acquisitions from Enginetics, Ultrafryer, and Planar partially offset by unfavorable foreign exchange of $16.4 million or 2.3% primarily from the strength of the U.S. dollar as compared to the Euro and Pound.  Sales growth was a result of success of our top-line growth initiatives and improvements in end-user markets.

Gross Profit Margin

During 2016, gross margin increased to 33.6% as compared to 32.1% in 2015.  The increase is a result of higher sales in the Engraving segment which typically carry higher margins than sales in our other segments and operational improvements in our Food Service Equipment segment as our Operational Excellence initiatives continue to generate positive gross margin results.  We also experienced gross margin improvements due to reduced purchase accounting charges of $1.3 million.  During fiscal year 2016 we incurred $0.4 million of purchase accounting charges related to the Northlake acquisition as compared to charges of $1.7 million in the prior year for the Enginetics and Ultrafryer acquisitions.

During 2015, gross margin decreased to 32.1% as compared to 33.3% in 2014.  This decrease is primarily a result of exchange rate declines, an unfavorable sales mix as compared to the prior year, coupled with $1.7 million of purchase accounting charges associated with the Enginetics and Ultrafryer acquisitions.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses, (“SG&A”) for the fiscal year 2016 were $170.2 million or 22.6% of sales compared to $165.8 million or 21.5% of sales during the prior year.  The increase in SG&A is due to higher health care expenses, compensation, along with SG&A embedded in the Northlake business partially offset by declines in distribution expense.

Selling, general, and administrative expenses, (“SG&A”) for the fiscal year 2015 were $165.8 million or 21.5% of sales compared to $165.8 million or 23.1% of sales during the prior year.  The decline in SG&A as a percentage of sales relates to three primary items: the absence of $3.9 million of management transition costs in 2014; increased selling and distribution expense in the then current year associated with a 4.8% increase in organic sales during the year; and $6.6 million of incremental expenses as a result of the Ultrafryer and Enginetics acquisitions.

Income from Operations

Income from operations for the fiscal year 2016 decreased by $8.3 million or 10.6%, when compared to the prior year.  The decrease is a result of a $7.3 million non-cash loss incurred to adjust the net realizable value of the Roll Plate and Machinery business, increases in health care and compensation expenses, partially offset by gross profit improvements as a result of business segment mix.  Discussion of the performance of all of our reportable segments is more fully explained in the segment analysis that follows.

Income from operations for the fiscal year 2015 increased by $12.8 million or 19.4%, when compared to the prior year.  The increase was primarily driven by $56.0 million of sales increases, increasing gross profit by $9.2 million, along with a $6.6 million decline in restructuring expenses, and a reduction in net gain from insurance proceeds of $3.0 million.

Interest Expense

Interest expense for the fiscal year 2016 was $2.9 million, a decrease of $0.3 million as compared to the prior year.  The decrease is primarily due to lower average borrowings outstanding during the year.

Interest expense for the fiscal year 2015 was $3.2 million, an increase of $0.9 million as compared to the prior year.  The increase is primarily due to higher average borrowings outstanding during the year as a result of the Enginetics acquisition and increased capital spending to support strategic growth programs.

Income Taxes

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2016 was $16.3 million, or an effective rate of 23.8%, compared to $20.9 million, or an effective rate of 27.4% for the year ended June 30, 2015.  Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, the amount of the Company's income or loss, the mix of income earned in the US versus outside the US, the effective tax rate in each of the countries in which we earn income, and any one time tax issues which occur during the period.  We anticipate our tax rate will be approximately 28% in the coming fiscal year due to mix of income earned in jurisdictions with higher tax rates.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2016 was impacted by the following items: (i) a benefit of $4.9 million due to the mix of income earned in jurisdictions with beneficial tax rates, (ii) a net benefit of $0.9 million related to a bargain-sale of idle property to a charitable organization, and (iii) a benefit of $0.7 million related to the R&D tax credit.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2015 was $20.9 million, an effective rate of 27.4%, compared to $18.1 million, an effective rate of 26.6% for the year ended June 30, 2014.  The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2015 was impacted by the following items: (i) a benefit of $0.5 million related to the R&D tax credit that expired during the fiscal year on December 31, 2014 (ii) a benefit of $4.0 million due to the mix of income earned in jurisdictions with beneficial tax rates.

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

Capital Expenditures

In general, our capital expenditures over the long term are expected to be approximately 2% to 3% of net sales.  During 2016, capital expenditures decreased to $17.9 million or 2.4% of net sales as compared to $22.6 million or 2.9% of net sales in the prior year.  We anticipated 2016 capital spending to be approximately $24 million, however due to project delays, spending was $8 million below our target.  We anticipate capital expenditures in the range of $26.0 million to $28.0 million in 2017, which includes amounts not spent in 2016. The 2017 capital spending will be focused on completion of the new Engineering Technologies facility in Wisconsin along with growth, cost reduction, and typical maintenance capital programs.

Backlog

Backlog includes all active or open orders for goods and services that have a firm fixed customer purchase order with defined delivery dates.  Backlog also includes any future deliveries based on executed customer contracts, so long as such deliveries are based on agreed upon delivery schedules.  Backlog is not generally a significant factor in the Company’s businesses because of our relatively short delivery periods and rapid inventory turnover with the exception of Engineering Technologies.  Due to the nature of long term agreements in the Engineering Technologies segment, the timing of orders and delivery dates can vary considerably resulting in significant backlog changes from one period to another.

Backlog orders in place at June 30, 2016 and 2015 are as follows (in thousands):

	2016	2015
Food Service Equipment	$$37,202	$46,147
Engraving	19,046	18,992
Engineering Technologies	90,241	93,012
Electronics	44,713	38,445
Hydraulics	4,951	4,776
Total	196,153	201,372
Net realizable beyond one year	33,257	33,215
Net realizable within one year	$$162,896	$168,157

Backlog realizable within one year decreased $5.3 million, or 3.1%, to $162.9 million at June 30, 2016 from $168.2 million at June 30, 2015. The backlog decrease of $8.9 million in the Food Service Equipment segment resulted primarily from lower demand in the refrigeration markets.  The increase in Electronics backlog of $6.3 million is primarily a result of the recently acquired Northlake business.

Segment Analysis (in thousands)

Food Service Equipment

	2016 compared to 2015			2015 compared to 2014
(in thousands except			%			%
percentages)	2016	2015	Change	2015	2014	Change
Net sales	$ 381,867	$ 408,706	-6.6%	$ 408,706	$ 377,848	8.2%
Income from operations	40,142	37,456	7.2%	37,456	38,203	-2.0%
Operating income margin	10.5%	9.2%		9.2%	10.1%

Net sales for fiscal year 2016 decreased $26.8 million, or 6.6% when compared to the prior year.  The reduction was primarily in the Refrigeration Solutions group where sales decreased by 12.2%.  Three factors contributed to the Refrigeration sales decline: (i) loss of market share into the dollar store market, (ii) reduced sales to major chains due to reduced capital spending, and (iii) reduced sales in Canada due to the strength of the U.S. dollar.  We anticipate that capital spending by our major chain customers will remain soft into the first half of fiscal year 2017 but will begin to increase in the second half of fiscal year 2017.  Sales from the Cooking Solutions group increased, by 0.5% year over year due to growth in sales to retail supermarkets.  Specialty Solutions sales decreased 1.1% as our European pump business was impacted by a weak Euro early in the year.

Net sales for fiscal year 2015 increased $30.9 million, or 8.2%, when compared to the prior year.  The sales growth was driven by organic sales increases of 4.9%, sales increases of 3.9% due to our acquisition of Ultrafyer, partially offset by foreign exchange declines.  The Refrigerated Solutions group sales increased 4.7% as the group saw a return of the drug retail business in 2015 and strong sales into the dollar store market.  This strength was partially offset by weakness in national food service chains.  Sales from the Cooking Solutions group increased, by 22.2% year over year.  Excluding the Ultrafryer acquisition, Cooking Solutions group sales grew at 4.2% as compared to 2014. Growth was driven by increased spending by U.S. retail supermarket customers.  Specialty Solutions sales increased 1.1% as our European pump business was impacted by the weakening of the Euro during the year.  Foreign exchange losses in the group were offset by sales growth in our specialty merchandising business as several new chains have signed on for development of customized solutions.

Income from operations for fiscal year 2016 increased $2.7 million, or 7.2%, when compared to the prior year, and operating income margin grew from 9.2% to 10.5%, up 130 basis points.  Operating efficiencies, portfolio focus, paring of low-margin products and expense controls have increased our leverage and have positively impacted income from operations for the segment.  Our focus in fiscal year 2017 is to generate positive operating income growth through product rationalization, sales volume increases and margin improvement through future deployment of Standex Operational Excellence.

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

Engraving

	2016 compared to 2015			2015 compared to 2014
(in thousands except			%			%
percentages)	2016	2015	Change	2015	2014	Change
Net sales	$ 124,120	$ 110,781	12.0%	$ 110,781	$ 109,271	1.4%
Income from operations	29,579	24,250	22.0%	24,250	22,145	9.5%
Operating income margin	23.8%	21.9%		21.9%	20.3%

Net sales for fiscal year 2016 increased by $13.3 million or 12.0%, compared to the prior year.  Sales growth excluding foreign exchange losses of $8.7 million is driven by sales gains at Mold-Tech for new automotive model introductions along with market share gains throughout the world.  The Engraving segment also experienced sales gains in its Roll Plate and Machinery business and core forming tooling business.  We expect moderate Mold-Tech sales growth in 2017 as new automotive model launches occur in the coming year.

Subsequent to our fiscal 2016 year-end, the Company sold its U.S. Roll Plate and Machinery business as it was not strategic and did not meet our growth and return expectations.   This divestiture also allows the Company’s management to focus on higher growth and better return businesses within the Engraving segment.  In preparation of this sale, during the fourth quarter of 2016, we recorded a $7.3 million non-cash loss to adjust the net assets of this business to their net realizable value.  This expense is recorded as a component of Other Operating Income (Expense), net.

The Roll Plate and Machinery business sales increased in fiscal 2016 by $2.8 million up to $17.4 million.  The sales (in millions) for the Roll Plate and Machinery business from the first to the fourth quarter of fiscal year 2016 were $4.2, $4.9, $4.0, and $4.3, respectively.

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

Income from operations in fiscal year 2016 increased by $5.3 million, or 22%, when compared to the prior year.  The operating income improvement is driven by increased volume in all regions, partially offset by unfavorable foreign exchange and market declines in South America.

The Roll Plate and Machinery business operating income increased in fiscal 2016 by $1.1 million up to $1.2 million.   The operating income (in thousands) for the Roll Plate and Machinery business from the first to the fourth quarter of fiscal year 2016 were $89, $242, $378, and $493, respectively.

Income from operations in fiscal year 2015 increased by $2.1 million, or 9.5%, when compared to the prior year.  The increase is driven by increased volume in Asia Pacific partially offset by unfavorable foreign exchange and fewer new model launches which impeded margin growth in the mold texturing business.

Engineering Technologies

	2016 compared to 2015			2015 compared to 2014
(in thousands except			%			%
percentages)	2016	2015	Change	2015	2014	Change
Net sales	$ 82,235	$ 97,018	-15.2%	$ 97,018	$ 79,642	21.8%
Income from operations	8,258	13,097	-36.9%	13,097	12,676	3.3%
Operating income margin	10.0%	13.5%		13.5%	15.9%

Net sales in the fiscal year 2016 decreased $14.8 million or 15.2% when compared to the prior year.  Sales distribution by market in 2016 was as follows: 46% aviation,  27% space, 10% oil and gas, 8% medical, 9% other markets.  Sales in the land based gas turbine and oil and gas markets were down over 60% from the prior year level. The decline was a result of reduced demand in the oil and gas industry due to lower oil prices.  We expect this market to remain soft for an extended period of time and have and will continue to reduce costs to align with demand.  Total space sales decreased by 20.5% due to the completion of project based contracts in the manned space market. Sales in the unmanned space market were up 18.0% compared to the prior year.  Aviation sales increased 29.7% from the prior year due to strong customer demand and recent contract awards.  We anticipate that aviation sales will continue to increase during 2017 and will be approximately 50% of the segment’s sales for the year.

Net sales in the fiscal year 2015 increased $17.4 million, or 21.8%, when compared to the prior year.  Acquisitions contributed $22.5 million or 28.3%, partially offset by organic sales declines of $4.6 million, or 5.8%.  Sales in the land based gas turbine and oil and gas markets were down 24.9% from the prior year level.  The decline was a result of reduced demand due to lower oil prices.  Space market sales increased 26.3% from the prior year driven by higher sales in both the launch vehicle and the manned space market currently in the development phase.  Legacy sales in the aviation market were up 24% compared to the prior year due to recent contract awards.  Defense related sales were down 41.2% due to the timing of project based contracts.  Sales in the medical market were down 14.4% primarily due to a shift in product mix.

Income from operations in the fiscal year 2016 decreased $4.8 million or 36.9% when compared to the prior year. Operating income results were negatively impacted by the significant sales declines in both the energy and oil and gas related markets. This impact was partially offset by improved margins in the aviation market along with cost reduction programs implemented as a result of lower volume.  We expect that our new Aluminum Center of Excellence facility will be fully operational beginning in the first quarter of 2017.

Income from operations in the fiscal year 2015 increased $0.4 million, or 3.3%, when compared to the prior year.  Operating income was negatively impacted by $1.1 million of purchase accounting expenses associated with the Enginetics acquisition and lower volume from oil and gas customers.

Electronics

	2016 compared to 2015			2015 compared to 2014
(in thousands except			%			%
percentages)	2016	2015	Change	2015	2014	Change
Net sales	$ 118,319	$ 114,196	3.6%	$ 114,196	$ 114,881	-0.6%
Income from operations	21,104	20,884	1.1%	20,884	19,732	5.8%
Operating income margin	17.8%	18.3%		18.3%	17.2%

Net sales in the fiscal year 2016 increased $4.1 million, 3.6%, when compared to the prior year.  Organic sales growth was $0.7 million, or 0.6%, while the Northlake acquisition contributed $7.5 million.  Foreign exchange rates adversely affected sales by $4.1 million.  Sales growth in local currency was particularly strong in Europe driven by volume increases in the sensor components.  We experienced sales declines in both Asia and North America due to general market softness, particularly earlier in the fiscal year.  We expect North American and European sales to increase in fiscal year 2017 which will be partially offset by continued weakness in Asia.

Net sales in the fiscal year 2015 decreased $0.7 million, 0.6%, when compared to the prior year.  Organic sales growth of $4.8 million or 4.2% were more than offset by exchange rate declines of $6.2 million.  Almost all of the growth came from the sensor, relay and planar product lines across all major geographic areas.  Sales growth in local currency was particularly strong in Europe and Asia.

Income from operations in the fiscal year 2016 increased $0.2 million, or 1.1%, when compared to the prior year.  The operating improvements were a result of a facility consolidation into our Northlake site partially offset by $0.4 million of purchase accounting charges associated with the Northlake acquisition.

Income from operations in the fiscal year 2015 increased $1.2 million, or 5.8%, when compared to the prior year.  The improvement were driven by the organic sales growth; operational improvements; material and labor cost savings; favorable product mix due to increased sensor and relay sales; facility consolidations; and improved efficiencies in our new Mexico facility partially offset by a negative impact due to foreign exchange rates.

Hydraulics

	2016 compared to 2015			2015 compared to 2014
(in thousands except			%			%
percentages)	2016	2015	Change	2015	2014	Change
Net sales	$ 45,045	$ 41,441	8.7%	$ 41,441	$ 34,538	20.0%
Income from operations	7,947	7,013	13.3%	7,013	5,781	21.3%
Operating income margin	17.6%	16.9%		16.9%	16.7%

Net sales in fiscal year 2016 increased $3.6 million, or 8.7% compared to the prior year.  Sales distribution by market in 2016 was as follows: 40% dump trailer and truck, 22% refuse, 22% after market, 6% export, and 10% other markets.  Strong demand in the traditional North American dump trailer and truck markets was the largest contributor for the net sales increase in addition to market share gains experienced in the refuse market.  In the first quarter of fiscal year 2017 we will complete the expansion of our Tianjin, China facility in order to support continued global market growth.

Net sales in the fiscal year 2015 increased $6.9 million, or 20.0% when compared to the prior year. Diversification of our OEM business into refuse and construction equipment along with strong demand for cylinder requirements in the traditional North American dump truck and trailer markets drove the increase in net sales.  The business has focused on delivering custom engineered cylinder solutions to OEM customers, including single and double acting telescopic hydraulic cylinders, hydraulic rod cylinders, and most recently pneumatic cylinders.  New applications for these products are being utilized on roll off container handlers, garbage trucks, airline support equipment, lift trucks, and specialty loading equipment.

Income from operations in the fiscal year 2016 increased $0.9 million or 13.3% when compared to the prior year due to market growth, increased sales volume and cost containment efforts.

Income from operations in the fiscal year 2015 increased $1.2 million or 21.3% when compared to the prior year due to increased sales volume and better facility utilization.

Corporate, Restructuring and Other

	2016 compared to 2015			2015 compared to 2014
(in thousands except			%			%
percentages)	2016	2015	Change	2015	2014	Change
Corporate	$ (24,996)	$ (21,051)	18.7%	$ (21,051)	$ (26,054)	-19.2%
Restructuring	(4,232)	(3,443)	22.9%	(3,443)	(10,077)	-65.8%
Other operating income (expense), net	(7,458)	438	-1,802.7%	438	3,462	-87.3%

Corporate expenses in fiscal year 2016 increased $3.9 million or 18.7% when compared to the prior year.  The increase is due to increased health care expenses, compensation, and professional services.

Corporate expenses in fiscal year 2015 decreased $5.0 million or 19.2% when compared to the prior year.  The decrease is primarily due to the absence of management transition cost of $3.9 million incurred in 2014.

Restructuring expenses during fiscal year 2016 were $4.2 million primarily related to a $1.7 million non-cash charge from the sale of a vacant property and a $0.7 million non-cash charge to discontinue a product line at our Refrigeration Solutions group.  We also have taken restructuring actions to downsize a Canadian facility in connection with the Northlake acquisition and have reduced personnel in those of our locations impacted by the slowdown in the oil and gas market.

Restructuring expense during fiscal year 2015 was $3.4 million compared to $10.1 million the prior year.  Restructuring expense consisted of $2.6 million related to facility closures and consolidations in the Food Service Equipment.

The Company anticipates further restructuring charges in 2017 based upon market conditions and cost reduction activities to improve our competitive advantage.

During fiscal year 2016, other operating income (expense), net was primarily due to a non-cash loss of $7.3 million incurred to adjust the net realizable value of the U.S. Roll Plate and Machinery business in preparation for its sale on July 1, 2016.

During fiscal year 2015, other operating income (expense), net decreased by $3.0 million from the prior year.  The decrease was primarily a reduction of insurance proceeds received related to the catastrophic failure of a large vertical machining center located at our Engineering Technologies facility in Massachusetts.

Discontinued Operations

In pursuing our business strategy, we have divested certain businesses and recorded activities of these businesses as discontinued operations.

In June 2014, the Company divested the American Foodservice Company, (“AFS”) a manufacturer of custom design and fabrication of counter systems and cabinets, in our Food Service Equipment segment.  In connection with this sale, the Company received proceeds of $3.1 million and recorded a net loss on disposal of $3.2 million.

On March 30, 2012, the Air Distribution Products Group, (“ADP”) was sold to a private equity buyer for consideration of $16.1 million consisting of $13.1 million in cash and a $3.0 million promissory note from the buyer.  The note was secured by a mortgage on the ADP real estate sold in the transaction in Detroit Lakes, MN, Medina, NY, and Powder Springs, GA.  During the first quarter 2016, the private equity buyer of ADP sold one of the facilities securing the note.  The Company released all mortgages on the properties and accepted an advanced payment of $2.8 million during October 2015 in order to reduce repayment risk and settle all obligations under the note.  The Company recorded a $0.2 million loss in discontinued operations during the first quarter 2016 related to this transaction.

The Company remained the obligor of ADP’s Philadelphia, PA facility and administrative offices.  We have entered into a renewable sublease agreement with a third party for this space.  Our total obligation with respect to the lease is $0.7 million, of which $0.3 million was recorded as a liability at June 30, 2016. We do not expect to record additional charges related to these obligations.

During 2014, the Company received notice that its obligations under a guarantee provided to the buyers of ADP were triggered as a result of its withdrawal from both of the multi-employer pension plans in which ADP previously participated.   The last of these obligations were settled in July of fiscal year 2016 by a $0.5 million payment to the final multi-employer plan.

The following table summarizes the Company’s discontinued operations activity, by operation, for the years ended June 30, (in thousands):

	Year Disposed	2016	2015	2014
Sales:
American Foodservice Company	2014	$-	$-	$20,556

Income (loss) before taxes:
American Foodservice Company (1)	2014	3	(492)	(8,339)
Air Distribution Products Group	2012	(225)	(137)	(1,849)
Other loss from discontinued operations		(7)	(130)	(387)
Income (loss) before taxes from discontinued operations		(229)	(759)	10,575
(Provision) benefit for tax		55	259	3,692
Net income (loss) from discontinued operations		$(174)	$(500)	$(6,883)

(1) American Foodservice Company incurred a pretax operational loss of $3.5 million and pretax loss on sale of $4.8 million in 2014.

Liquidity and Capital Resources

At June 30, 2016, our total cash balance was $122.0 million, of which $111.5 million was held by foreign subsidiaries.  The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.  Our current plans are not expected to require a repatriation of cash to fund our U.S. operations and as a result, we intend to indefinitely reinvest our foreign earnings to fund our overseas growth.  If the undistributed earnings of our foreign subsidiaries are needed for operations in the United States, we would be required to accrue and pay U.S. taxes upon repatriation.

Cash Flow

Net cash provided by operating activities from continuing operations for the year ended June 30, 2016 was $81.2 million, compared to $66.2 million for the same period in 2015.  Changes to net cash provided by operating activities of $15.1 million primarily related to net working capital changes of $17.8 million between periods.  Net cash used in investing activities from continuing operations for the year ended June 30, 2016 was $31.6 million, consisting primarily of $17.9 million for capital expenditure and $13.7 million to acquire Northlake Engineering, Inc.  Net cash used by financing activities for continuing operations for the year ended June 30, 2016, was $20.7 million consisting of debt repayments of $10.0 million, cash dividends of $6.8 million, and repurchased treasury stock of $5.6 million.

Net cash provided by operating activities from continuing operations for the year ended June 30, 2015 was $66.2 million, compared to $72.0 million for the same period in 2014.  Changes to net cash provided by operating activities of $5.8 million primarily related to increases to net income of $5.5 million and $2.9 million of decreases to non-cash stock compensation expenses which were more than offset by the use of cash for net working capital needs during the year.  Net cash used in investing activities from continuing operations for the year ended June 30, 2015 was $78.5 million, consisting primarily of $57.1 million for the acquisitions and $22.6 million for capital expenditures.  Net cash provided by financing activities for continuing operations for the year ended June 30, 2015, was $44.6 million consisting of net borrowings of $58.0 million primarily related to acquisitions during the year, partially offset by dividends paid of $5.8 million, and repurchased treasury stock of $10.4million.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of June 30, 2016, the Company has used $7.7 million against the letter of credit sub-facility and had the ability to borrow $254.4 million under the facility based on our current EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 3.0:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to $7.5 million, and unlimited non-cash charges including gains or losses on sale of property and goodwill adjustments.  At June 30, 2016, the Company’s Interest Coverage Ratio was 28.76:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  At June 30, 2016, the Company’s Leverage Ratio was 1.01:1.

As of June 30, 2016, we had borrowings under our facility of $93.0 million and the effective rate of interest for outstanding borrowings under the facility was 1.76%.  Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect to spend between $26.0 and $28.0 million on capital expenditures during 2017, and expect that depreciation and amortization expense will be between $18.0 and $19.0 million and $3.0 and $4.0 million, respectively.

In order to manage our interest rate exposure, at June 30, 2016 we are party to $50.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.43%.

The following table sets forth our capitalization at June 30, (in thousands):

	2016	2015
Long-term debt, net of issuance cost	$92,114	$101,753
Less cash and cash equivalents	121,988	96,128
Net (cash) debt	(29,874)	5,625
Stockholders’ equity	369,959	348,570
Total capitalization	$340,085	$354,195

Stockholders’ equity increased year over year by $21.4 million, primarily as a result of current year net income of $52.1 million partially offset by $11.3 million of unfavorable foreign currency translation, $6.8 million dividends paid, $13.4 million of unrealized pension loss.  The Company's net (cash) debt to capital percentage changed to (8.8%) net cash to capital for the year ended June 30, 2016 from 1.6% net debt to capital for the year ended June 30, 2015.  The change in net debt to capital is primarily driven by a reduction in borrowings and cash generated through operations.

We sponsor five defined benefit plans including two in the U.S. and one in Germany, U.K. and Ireland.  The Company’s pension plan is frozen for U.S. employees and participants in the plan ceased accruing future benefits.  The fair value of the Company's U.S. pension plan assets was $197.9 million at June 30, 2016 and the projected benefit obligation in the U.S. was $269.2 million at that time.  As a result of past contributions, the plan is not expected to be 100% funded under ERISA rules at June 30, 2016, but we do not expect to make mandatory contributions to the plan until 2018.  We expect to pay $1.4 million in prescribed contributions to our U.K. defined benefit plan and other unfunded defined benefit plans in both the U.S. and Europe during fiscal year 2017.

We have evaluated the current and long-term cash requirements of our defined benefit and defined contribution plans as of June 30, 2016 and determined our operating cash flows from continuing operations and available liquidity are expected to be sufficient to cover the required contributions under ERISA and other governing regulations.

We have an insurance program in place to fund supplemental retirement income benefits for six retired executives.  Current executives and new hires are not eligible for this program.  At June 30, 2016 the underlying policies had a cash surrender value of $19.5 million and are reported net of loans of $10.2 million for which we have the legal right of offset.

Contractual obligations of the Company as of June 30, 2016 are as follows (in thousands):

	Payments Due by Period
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	Year	Years	Years	Years
Long-term debt obligations	$93,018	$12	$6	$93,000	$-
Operating lease obligations	36,399	7,442	9,954	5,394	13,609
Estimated interest payments (1)	6,596	1,987	3,705	904	-
Post-retirement benefit payments (2)	44,546	1,402	16,519	22,577	4,048
Total	$180,559	$10,843	$30,184	$121,875	$17,657

(1)

Estimated interest payments are based upon effective interest rates as of June 30, 2016, and include the impact of interest rate swaps.  See Item 7A for further discussions surrounding interest rate exposure on our variable rate borrowings.

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

At June 30, 2016, we had $2.5 million of non-current liabilities for uncertain tax positions.  We are not able to provide a reasonable estimate of the timing of future payments related to these obligations.

Off Balance Sheet Items

In March 2012, the Company sold substantially all of the assets of the ADP business.  In connection with the divestiture, the Company remained the obligor of ADP’s Philadelphia, PA facility and administrative offices.  On February 4, 2015 we entered into a one year renewable, sublease agreement for this building.  Our total obligation with respect to the remaining Philadelphia leases is $0.7 million, of which $0.3 million was recorded as a liability at June 30, 2016.  We do not expect to record additional charges related to these obligations.

At June 30, 2016, and 2015, the Company had standby letters of credit outstanding, primarily for insurance and trade financing purposes, of $7.7 million and $7.2 million, respectively.

We had no other material off balance sheet items at June 30, 2016, other than the operating leases summarized above in the “Contractual obligations” table.

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

Foreign Currency Translation – Our primary functional currencies used by our non-U.S. subsidiaries are the Euro, British Pound Sterling (Pound), Mexican (Peso), and Chinese (Yuan).  During the current year, the Pound, Euro, Peso and Yuan all decreased in value related to the U.S. Dollar, our reporting currency.  Since June 30, 2015 the Pound, Euro, Peso, and Yuan have depreciated by 15.3%, 0.3%, 17.6%, and 6.5% respectively (all relative to the U.S. Dollar).  These exchange values were used in translating the appropriate non-U.S. subsidiaries’ balance sheets into U.S. Dollars at the end of the current year.

Defined Benefit Pension Plans – We record expenses related to these plans based upon various actuarial assumptions such as discount rates and assumed rates of returns.  The Company’s pension plan was frozen for substantially all remaining eligible U.S. employees in 2015 and participants in the plan ceased accruing future benefits.

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

Employee Relations – The Company has labor agreements with a number of union locals in the United States and a number of European employees belong to European trade unions.  There are two union contracts in the U.S. expiring during fiscal year 2017.  The first has been successfully negotiated in July of 2016 and the second will not expire until October 2016.

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

Our annual impairment testing at each reporting unit relied on assumptions surrounding general market conditions, short-term growth rates, a terminal growth rate of 2.5%, and detailed management forecasts of future cash flows prepared by the relevant reporting unit.  Fair values were determined primarily by discounting estimated future cash flows at a weighted average cost of capital of 10.31%.  An increase in the weighted average cost of capital of approximately 200 basis points in the analysis would not result in the identification of any impairments.

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

As a result of our annual assessment, the Company determined that the fair value of the reporting units exceeded their respective carrying values.  Therefore, no impairment charges were recorded in connection with our annual assessment during 2016.  Subsequent to our annual impairment test, we disposed of $273 thousand of goodwill recorded in the Engraving segment in connection with our sale of the Roll, Plate, and Machinery business.

Cost of Employee Benefit Plans – We provide a range of benefits to certain retirees, including pensions and some postretirement benefits.  We record expenses relating to these plans based upon various actuarial assumptions such as discount rates, assumed rates of return, compensation increases and turnover rates.  The expected return on plan assets assumption of 7.10% in the U.S. is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.  We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets as well as our current expectations for long-term rates of returns for our pension assets.  The U.S. discount rate of 4.0% reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.  We review our actuarial assumptions, including discount rate and expected long-term rate of return on plan assets, on at least an annual basis and make modifications to the assumptions based on current rates and trends when appropriate.  Based on information provided by our actuaries and other relevant sources, we believe that our assumptions are reasonable.

The cost of employee benefit plans includes the selection of assumptions noted above.  A twenty-five basis point change in the expected return on plan assets assumptions, holding our discount rate and other assumptions constant, would increase or decrease pension expense by approximately $0.6 million per year.  A twenty-five basis point change in our discount rate, holding all other assumptions constant, would have no impact on 2016 pension expense as changes to amortization of net losses would be offset by changes to interest cost.  In future years the impact of discount rate changes could yield different sensitivities.  See the Notes to the Consolidated Financial Statements for further information regarding pension plans.

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

Recently Issued Accounting Pronouncements

See "Item 8. Financial Statements and Supplementary Data, Note 1. Summary of Accounting Policies” for information regarding the effect of recently issued accounting pronouncements on our consolidated statements of operations, comprehensive income, stockholders’ equity, cash flows, and  notes for the year ended June 30, 2016.

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

Exchange Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend payments, loan payments, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At June 30, 2016 and 2015, the fair value, in the aggregate, of the Company’s open foreign exchange contracts was $0.1 million and an asset of $0.7 million, respectively.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at June 30, 2016, would not result in a material change in our operations, financial position, or cash flows.  We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate

The Company’s effective rate on variable-rate borrowings under the revolving credit agreement is 1.76% and 1.46% at June 30, 2016 and 2015, respectively.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we will use interest rate swap agreements to modify our exposure to interest rate movements.  We currently have $50.0 million of active floating to fixed rate swaps with terms ranging from one to three years.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.43%.  At June 30, 2016 and 2015, the fair value, in the aggregate, of the Company’s interest rate swaps was $1.0 million and $0.6 million, respectively.  Due to the impact of the swaps, an increase in interest rates would not materially impact our annual interest expense at June 30, 2016.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of June 30, 2016, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

The Engineering Technologies, Food Service Equipment, Electronics, and Hydraulics segments are all sensitive to price increases for steel products, other metal commodities and petroleum based products.  In the past year, we have experienced price fluctuations for a number of materials including steel, copper wire, other metal commodities, refrigeration components and foam insulation.  These materials are some of the key elements in the products manufactured in these segments.  Wherever possible, we will implement price increases to offset the impact of changing prices.  The ultimate acceptance of these price increases, if implemented, will be impacted by our affected divisions’ respective competitors and the timing of their price increases.

Item 8.  Financial Statements and Supplementary Data

Consolidated Balance Sheets

Standex International Corporation and Subsidiaries
As of June 30 (in thousands, except share data)	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$121,988	$96,128
Accounts receivable, net	103,974	110,478
Inventories	105,402	108,305
Prepaid expenses and other current assets	4,784	7,070
Income taxes receivable	1,325	747
Deferred tax asset	16,013	12,674
Assets held for sale	2,363	-
Total current assets	355,849	335,402

Property, plant and equipment, net	106,686	108,536
Intangible assets, net	40,412	38,048
Goodwill	157,354	154,732
Deferred tax asset	11,361	917
Other non-current assets	18,795	21,428
Total non-current assets	334,608	323,661

Total assets	$690,457	$659,063

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$77,099	$80,764
Accrued liabilities	50,785	47,742
Income taxes payable	4,695	10,285
Liabilities held for sale	1,528	-
Total current liabilities	134,107	138,791

Long-term debt	92,114	101,753
Deferred income taxes	5,941	7,368
Pension obligations	78,013	53,422
Other non-current liabilities	10,323	9,159
Total non-current liabilities	186,391	171,702

Commitments and Contingencies (Notes 11 and 12)

Stockholders' equity:
Common stock, par value $1.50 per share -
60,000,000 shares authorized, 27,984,278
issued, 12,674,458 and 12,651,488 shares
outstanding in 2016 and 2015	41,976	41,976
Additional paid-in capital	52,374	47,254
Retained earnings	678,002	632,864
Accumulated other comprehensive loss	(117,975)	(93,017)
Treasury shares (15,309,820 shares in 2016
and 15,332,790 shares in 2015)	(284,418)	(280,507)
Total stockholders' equity	369,959	348,570

Total liabilities and stockholders' equity	$690,457	$659,063

See notes to consolidated financial statements.

Consolidated Statements of Operations

Standex International Corporation and Subsidiaries
For the Years Ended June 30 (in thousands, except per share data)	2016	2015	2014
Net sales	$751,586	$772,142	$716,180
Cost of sales	499,333	524,656	477,911
Gross profit	252,253	247,486	238,269

Selling, general and administrative	170,219	165,837	165,786
Restructuring costs	4,232	3,443	10,077
Other operating (income) expense, net	7,458	(438)	(3,462)
Income from operations	70,344	78,644	65,868

Interest expense	2,871	3,161	2,249
Other non-operating (income) expense, net	(1,052)	(634)	(4,184)
Total	1,819	2,527	(1,935)

Income from continuing operations before income taxes	68,525	76,117	67,803
Provision for income taxes	16,295	20,874	18,054
Income from continuing operations	52,230	55,243	49,749

Income (loss) from discontinued operations, net of tax	(174)	(500)	(6,883)

Net income	$52,056	$54,743	$42,866

Basic earnings per share:
Income (loss) from continuing operations	$4.12	$4.37	$3.94
Income (loss) from discontinued operations	(0.01)	(0.04)	(0.55)
Total	$4.11	$4.33	$3.39

Diluted earnings per share:
Income (loss) from continuing operations	$4.09	$4.31	$3.89
Income (loss) from discontinued operations	(0.01)	(0.04)	(0.54)
Total	$4.08	$4.27	$3.35

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

Standex International Corporation and Subsidiaries

For the Years Ended June 30 (in thousands)	2016	2015	2014

Net income (loss)	$52,056	$54,743	$42,866
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$(26,619)	$(27,344)	$(604)
Amortization of unrecognized costs	4,779	4,690	4,855
Derivative instruments:
Change in unrealized gains and (losses)	(1,010)	(687)	(194)
Amortization of unrealized gains and (losses) into interest expense	567	1,034	1,031
Amortization of unrealized gains and (losses) into cost of goods sold	112	-	-
Foreign currency translation gains (losses)	(11,303)	(23,133)	6,055
Other comprehensive income (loss) before tax	$(33,474)	$(45,440)	$11,143

Income tax (provision) benefit:
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$10,075	$10,045	$362
Amortization of unrecognized costs	(1,685)	(1,671)	(1,724)
Derivative instruments:
Change in unrealized gains and (losses)	384	262	74
Amortization of unrealized gains and (losses) into interest expense	(216)	(394)	(394)
Amortization of unrealized gains and (losses) into cost of goods sold	(42)	-	-
Income tax (provision) benefit to other comprehensive income (loss)	$8,516	$8,242	$(1,682)

Other comprehensive income (loss), net of tax	(24,958)	(37,198)	9,461
Comprehensive income (loss)	$27,098	$17,545	$52,327

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

Standex International Corporation and Subsidiaries				Accumulated
				Other	Treasure Stock
For the Years Ended June 30 (in thousands, except as specified)	Common Stock	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shares	Amount	Total Stockholders’ Equity
Balance, June 30, 2013	$41,976	$37,199	$546,031	$(65,280)	15,435	$(268,938)	$290,988
Stock issued for employee stock option and purchase plans, including related income tax benefit and other		(441)			(222)	3,895	3,454
Stock-based compensation		6,630					6,630
Treasury stock acquired					132	(7,790)	(7,790)
Comprehensive income:
Net Income			42,866				42,866
Foreign currency translation adjustment				6,055			6,055
Pension and OPEB adjustments, net of tax of ($1.3) million				2,889			2,889
Change in fair value of derivatives, net of tax of ($0.3) million				517			517
Dividends declared ($.38 per share)			(4,883)				(4,883)
Balance, June 30, 2014	$41,976	$43,388	$584,014	$(55,819)	15,345	$(272,833)	$340,726
Stock issued for employee stock option and purchase plans, including related income tax benefit and other		102			(150)	2,682	2,784
Stock-based compensation		3,764					3,764
Treasury stock acquired					138	(10,356)	(10,356)
Comprehensive income:
Net Income			54,743				54,743
Foreign currency translation adjustment				(23,133)			(23,133)
Pension and OPEB adjustments, net of tax of $8.4 million				(14,280)			(14,280)
Change in fair value of derivatives, net of tax of ($0.2) million				215			215
Dividends declared ($.46 per share)			(5,893)				(5,893)
Balance, June 30, 2015	$41,976	$47,254	$632,864	$(93,017)	15,333	$(280,507)	$348,570
Stock issued for employee stock option and purchase plans, including related income tax benefit and other		31			(94)	1,725	1,756
Stock-based compensation		5,089					5,089
Treasury stock acquired					71	(5,636)	(5,636)
Comprehensive income:
Net Income			52,056				52,056
Foreign currency translation adjustment				(11,303)			(11,303)
Pension and OPEB adjustments, net of tax of $8.4 million				(13,450)			(13,450)
Change in fair value of derivatives, net of tax of $0.2 million				(205)			(205)
Dividends declared ($.54 per share)			(6,918)				(6,918)
Balance, June 30, 2016	$41,976	$52,374	$678,002	$(117,975)	15,310	$(284,418)	$369,959

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Standex International Corporation and Subsidiaries
For the Years Ended June 30 (in thousands)	2016	2015	2014
Cash Flows from Operating Activities
Net income	$52,056	$54,743	$42,866
Income (loss) from discontinued operations	(174)	(500)	(6,883)
Income (loss) from continuing operations	52,230	55,243	49,749
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,953	16,684	14,591
Stock-based compensation	5,089	3,764	6,630
Deferred income taxes	(6,756)	(249)	(3,343)
Non-cash portion of restructuring charge	2,323	(171)	5,982
Loss on assets held for sale	7,267	-	-
Disposal of real estate and equipment	191	-	925
Excess tax benefit from share-based payment activity	(795)	(2,088)	(1,650)
Life insurance benefit	-	-	(3,353)
Increase/(decrease) in cash from changes in assets and liabilities, net of effects from discontinued operations and business acquisitions:
Accounts receivables, net	4,144	(5,564)	(6,614)
Inventories	1,729	(6,073)	(10,041)
Contributions to defined benefit plans	(1,320)	(1,484)	(1,527)
Prepaid expenses and other	1,092	4,619	(6,388)
Accounts payable	(3,368)	(3,657)	15,166
Accrued payroll, employee benefits and other liabilities	6,731	(4,334)	6,192
Income taxes payable	(5,289)	9,477	5,673
Net cash provided by operating activities from continuing operations	81,221	66,167	71,992
Net cash used for operating activities from discontinued operations	(897)	(2,128)	(1,693)
Net cash provided by operating activities	80,324	64,039	70,299
Cash Flows from Investing Activities
Expenditures for capital assets	(17,851)	(22,561)	(18,832)
Expenditures for acquisitions, net of cash acquired	(13,700)	(57,149)	(23,075)
Expenditures for executive life insurance policies	(417)	(408)	(444)
Proceeds withdrawn from life insurance policies	-	-	3,654
Proceeds from sale of real estate and equipment	383	66	118
Other investing activity	-	1,536	2,964
Net cash provided by (used for) investing activities from continuing operations	(31,585)	(78,516)	(35,615)
Net cash provided by (used for) investing activities from discontinued operations	2,803	-	2,452
Net cash provided by (used for) investing activities	(28,782)	(78,516)	(33,163)
Cash Flows from Financing Activities
Proceeds from borrowings	65,000	274,700	71,000
Payments of debt	(75,000)	(216,700)	(76,000)
Stock issued under employee stock option and purchase plans	942	696	1,098
Excess tax benefit from share-based payment activity	795	2,088	1,650
Purchase of treasury stock	(5,636)	(10,356)	(7,790)
Cash dividends paid	(6,846)	(5,820)	(4,793)
Net cash provided by (used for) financing activities	(20,745)	44,608	(14,835)
Effect of exchange rate changes on cash	(4,937)	(8,263)	895
Net change in cash and cash equivalents	25,860	21,868	23,196
Cash and cash equivalents at beginning of year	96,128	74,260	51,064
Cash and cash equivalents at end of year	$121,988	$96,128	$74,260

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$2,351	$2,547	$1,834
Income taxes, net of refunds	$24,769	$12,891	$14,048

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments purchased with a maturity of three months or less.  These investments are carried at cost, which approximates fair value.  At June 30, 2016 and 2015, the Company’s cash was comprised solely of cash on deposit.

Trading Securities

The Company purchases investments for its non-qualified defined contribution plan for employees who exceed certain thresholds under our traditional 401(k) plan.  These investments are classified as trading and reported at fair value.  The investments generally consist of mutual funds, are included in other non-current assets and amounted to $2.3 million at June 30, 2016 and 2015.  Gains and losses on these investments are recorded as other non-operating income (expense), net in the Consolidated Statements of Operations.

Accounts Receivable Allowances

The Company has provided an allowance for doubtful accounts reserve which represents the best estimate of probable loss inherent in the Company’s account receivables portfolio.  This estimate is derived from the Company’s knowledge of its end markets, customer base, products, and historical experience.

The changes in the allowances for uncollectible accounts during 2016, 2015, and 2014 were as follows (in thousands):

	2016	2015	2014
Balance at beginning of year	$2,226	$2,282	$2,325
Acquisitions and other	3	4	93
Provision charged to expense	8	496	375
Write-offs, net of recoveries	(118)	(556)	(511)
Balance at end of year	$2,119	$2,226	$2,282

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

Amortization of computer hardware and software of $0.6 million, $0.5 million, and $0.4 million is included as a component of depreciation expense for the years ended June 30, 2016, 2015, and 2014, respectively.

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

We did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy at June 30, 2016 and 2015.

Cash and cash equivalents, accounts receivable, accounts payable and debt are carried at cost, which approximates fair value.

The fair values of our financial instruments at June 30, 2016 and 2015 were (in thousands):

	2016
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - deferred compensation plan	$2,333	$2,333	$-	$-
Foreign Exchange contracts	11	-	11	-

Financial Liabilities
Foreign Exchange contracts	$94	$-	$94	$-
Interest rate swaps	1,038	-	1,038	-

	2015
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - deferred compensation plan	$2,324	$2,324	$-	$-
Foreign Exchange contracts	844	-	844	-

Financial Liabilities
Foreign Exchange contracts	$193	$-	$193	$-
Interest rate swaps	551	-	551	-

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

Cost of Goods Sold and Selling, General and Administrative Expenses

The Company includes expenses in either cost of goods sold or selling, general and administrative categories based upon the natural classification of the expenses.  Cost of goods sold includes expenses associated with the acquisition, inspection, manufacturing and receiving of materials for use in the manufacturing process.  These costs include inbound freight charges, purchasing and receiving costs, inspection costs, internal transfer costs as well as depreciation, amortization, wages, benefits and other costs that are incurred directly or indirectly to support the manufacturing process.  Selling, general and administrative includes expenses associated with the distribution of our products, sales effort, administration costs and other costs that are not incurred to support the manufacturing process.  The Company records distribution costs associated with the sale of inventory as a component of selling, general and administrative expenses in the Consolidated Statements of Operations.  These expenses include warehousing costs, outbound freight charges and costs associated with distribution personnel.  Our gross profit margins may not be comparable to those of other entities due to different classifications of costs and expenses.

The Company purchased $3.3 million, $2.1 million, and $1.6 million from a 20% owned equity interest during the years ended June 30, 2016, 2015, and 2014 respectively.  The inventory was purchased under customary terms and conditions and sold to customers in the ordinary course of business.  Earning from this investment are not material and are accounted for under the equity method.

Our total advertising expenses, which are classified under selling, general, and administrative expenses are primarily related to trade shows, and totaled $4.3 million, $5.0 million, and $4.6 million for the years ended June 30, 2016, 2015, and 2014, respectively.

Research and Development

Research and development expenditures are expensed as incurred.  Total research and development costs, which are classified under selling, general, and administrative expenses, were $4.9 million, $4.1 million, and $4.8 million for the years ended June 30, 2016, 2015, and 2014, respectively.

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

The changes in continuing operations warranty reserve, which are recorded as accrued liabilities, during 2016, 2015, and 2014 were as follows (in thousands):

	2016	2015	2014
Balance at beginning of year	$7,436	$6,941	$6,782
Acquisitions and other charges	(5)	3	274
Warranty expense	13,503	11,086	3,937
Warranty claims	(11,849)	(10,594)	(4,052)
Balance at end of year	$9,085	$7,436	$6,941

The increase in warranty expense during 2016 compared to 2015 is primarily due to the introduction of a longer warranty period for sales in our Refrigeration services group.

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

Earnings Per Share

(share amounts in thousands)	2016	2015	2014
Basic – Average Shares Outstanding	12,682	12,655	12,613
Effect of Dilutive Securities – Stock Options and
Restricted Stock Awards	102	150	165
Diluted – Average Shares Outstanding	12,784	12,805	12,778

Both basic and dilutive income is the same for computing earnings per share.  There were no outstanding instruments that had an anti-dilutive effect at June 30, 2016, 2015 and 2014.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard, ASU 2014-09, Revenue from Contract with Customers, that will supersede nearly all existing revenue recognition guidance under US GAAP and IFRS.  The standard’s primary principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.  The original standard was effective for fiscal years beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017.  We expect to adopt this standard in the quarter ending September 30, 2018.  The Company is continuing to evaluate the impact of adopting ASU 2014-09 on its consolidated financial statements

In April 2015, the FASB issued accounting standard update ASU 2015-3, Simplifying the Presentation of Debt Issuance Cost.  The standard is effective for annual and interim periods with those annual periods beginning after December 15, 2015.  Early adoption is permitted and retrospective application is required.  We adopted this standard in the quarter ended September 30, 2015.  The Company’s adoption of ASU 2015-3 has been completed and is reflected herein by the reclass of debt issuance cost from Other non-current assets to Long-term debt.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  The standard is effective for annual and interim periods with those annual periods beginning after December 15, 2016. The amendment is to be applied prospectively.  The Company is continuing to evaluate the impact of adopting ASU 2015-11 but currently we do not expect the adoption to have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combination (Topic 805): Simplifying the Accounting for Measurement Period Adjustments.  The Standard is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  The amendments of this standard will not materially impact the Company.

In November 2015, the FASB issued ASC Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, as part of its simplification initiatives. This update requires deferred tax liabilities and assets to be classified as non-current on the consolidated condensed balance sheet for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted.  An entity can elect adoption prospectively or retrospectively to all periods presented.  The Company is continuing to evaluate the impact of adopting ASU 2015-17.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and measurement of financial assets and financial liabilities.  ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This standard is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years and early application is permitted.  The adoption of this standard is not expected to have a material impact on the financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements.  For leases with a term or twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018.   The Company is continuing to evaluate the impact of adopting ASU 2016-02.

In March 2016 the FASB issued ASU 2016- 09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The standard is applied effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company is continuing to evaluate the impact of adopting ASU 2016-09.

2.  ACQUISITIONS

The Company’s recent acquisitions are strategically significant to the future growth prospects of the Company, however at the time of the acquisition and June 30, 2016, we concluded, that historical results of the acquired Companies both individually and in the aggregate, were immaterial to the Company’s consolidated financial results and therefore additional proforma disclosures are not presented.

Northlake

On October 1, 2015, the Company acquired Northlake Engineering, Inc., (“Northlake”), a Wisconsin-based designer, manufacturer and distributor of high reliability electromagnetic products and solutions serving the North America power distribution and medical equipment markets.  Northlake reports to our Electronics segment.

The Company paid $13.7 million in cash for 100% of the outstanding stock of Northlake and has recorded intangible assets of $6.8 million, consisting of $4.1 million of customer relationships which primarily are expected to be amortized over a period of twelve and half years, $2.4 million of trademarks which are indefinite-lived and $0.3 million of non-compete which are expected to amortized over a period of five years.  Acquired goodwill of $5.1 million is deductible for income tax purposes.  The Company finalized the purchase price allocation during the quarter ending June 30, 2016.

The components of the fair value of the Northlake acquisition, including the allocation of the purchase price at June 30, 2016, are as follows (in thousands):

	Preliminary Allocation	Adjustments	Final
Fair value of business combination:
Cash payments	$13,859	$156	$14,015
Less: cash acquired	(315)	-	(315)
Total	$13,544	$156	$13,700
Identifiable assets acquired and liabilities assumed:
Current assets	$2,810	$-	$2,810
Property, plant, and equipment	1,407	-	1,407
Identifiable intangible assets	4,124	2,700	6,824
Goodwill	7,821	(2,700)	5,121
Other non-current assets	158	-	158
Liabilities assumed	(2,620)	-	(2,620)
Expected final payments	(156)	156	-
Total	$13,544	$156	$13,700

Enginetics

On September 4, 2014, the Company acquired Enginetics Corporation (“Enginetics”), a leading producer of aircraft engine components for all major aircraft platforms.  This investment complements our Engineering Technologies segment and allows us to provide broader solutions to the aviation market.

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

The components of the fair value of the Enginetics acquisition, including the allocation of the purchase price at June 30, 2015, are as follows (in thousands):

Final
Fair value of business combination:
Cash payments	$55,021
Less: cash acquired	(113)
Total	$54,908
Identifiable assets acquired and liabilities assumed:
Current assets	$12,134
Property, plant, and equipment	8,808
Identifiable intangible assets	10,600
Goodwill	34,790
Other non-current assets	158
Liabilities assumed	(5,449)
Deferred taxes	(6,133)
Total	$54,908

Ultrafryer

The Company paid a total of $23.0 million, in cash, to acquire all of the outstanding stock of Ultrafryer Systems, Inc. (“Ultrafryer”), a producer of commercial deep fryers for restaurant and commercial installations on June 20, 2014.  The stock purchase agreement included, a $2.2 million disbursement made in September of fiscal 2015 related to the purchase of land and building associated with the business.

3.  INVENTORIES

Inventories are comprised of (in thousands):

June 30	2016	2015
Raw materials	$46,616	$46,865
Work in process	26,541	29,165
Finished goods	32,245	32,275
Total	$105,402	$108,305

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses and were $20.1 million, $23.3 million, and $20.8 million in 2016, 2015, and 2014, respectively.

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

June 30	2016	2015
Land, buildings and
leasehold improvements	$67,187	$71,517
Machinery, equipment and other	177,745	181,394
Total	244,932	252,911
Less accumulated depreciation	138,246	144,375
Property, plant and equipment - net	$106,686	$108,536

Depreciation expense for the years ended June 30, 2016, 2015, and 2014 totaled $13.7 million, $13.4 million, and $12.2 million, respectively.

During the fourth quarter of fiscal year 2015, the Company classified land and buildings valued at $1.9 million, net related to a vacant building that was sold in the first quarter of 2016 as available for sale within other current assets.

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

As a result of our annual assessment, the Company determined that the fair value of the reporting units exceeded their respective carrying values.  Therefore, no impairment charges were recorded in connection with its assessments during 2016 and 2015.  Subsequent to our annual impairment test, we disposed of $273 thousand of goodwill recorded in the Engraving segment in connection with the July 1, 2016 sale of the Roll, Plate, and Machinery business.

Changes to goodwill during the years ended June 30, 2016 and 2015 are as follows (in thousands):

	2016	2015
Balance at beginning of year	$172,671	$143,904
Accumulated impairment losses	17,939	17,939
Balance at beginning of year, net	154,732	125,965
Acquisitions	5,121	34,881
Disposals	(273)	-
Foreign currency translation	(2,226)	(6,114)
Balance at end of year	$157,354	$154,732

6.  INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	Customer	Trademarks
	Relationships	(Indefinite-lived)	Other	Total
June 30, 2016
Cost	$46,297	$17,263	$4,471	$68,031
Accumulated amortization	(24,892)	-	(2,727)	(27,619)
Balance, June 30, 2016	$21,405	$17,263	$1,744	$40,412

June 30, 2015
Cost	$43,493	$15,514	$4,096	$63,103
Accumulated amortization	(22,628)	-	(2,427)	(25,055)
Balance, June 30, 2015	$20,865	$15,514	$1,669	$38,048

Amortization expense from continuing operations for the years ended June 30, 2016, 2015, and 2014 totaled $3.6 million, $2.8 million, and $2.6 million, respectively.  At June 30, 2016, aggregate amortization expense is estimated to be $3.8 million in fiscal 2017, $3.5 million in fiscal 2018, $3.2 million in fiscal 2019, $2.8 million in fiscal 2020, $2.3 million in fiscal 2021, and $7.5 million thereafter.

During the fourth quarter of 2016, the Company discontinued a previously acquired product line within the Food Service Equipment Group.  As part of this discontinuation, the Company concluded that the trademark value assigned to this product line was no longer realizable and the Company recorded a $600 thousand expense to reduce the trademark to zero.

7.  DEBT

Long-term debt is comprised of the following at June 30 (in thousands):

	2016	2015
Bank credit agreements	$93,000	$103,000
Other	18	31
Total funded debt	93,018	103,031
Issuance Cost	(904)	(1,278)
Total long-term debt	$92,114	$101,753

Long-term debt is due as follows (in thousands):

2017	$12
2018	6
2019	-
2020	93,000
2021	-
Thereafter	-
Funded Debt	93,018
Issuance costs	(904)
Debt, net issuance cost	92,114

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of June 30, 2016, the Company had the ability to borrow $254.4 million under the facility based on our current EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants which the Company was compliant with as of June 30, 2016.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Agreement”), to interest expense for the trailing twelve months of at least 3.0:1.  Adjusted EBIT per the Credit Agreement specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to $7.5 million, and unlimited non-cash charges including gains or losses on sale of property and goodwill adjustments.  At June 30, 2016, the Company’s Interest Coverage Ratio was 28.76:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the credit agreement, calculated as Adjusted EBIT per the Credit Agreement plus depreciation and amortization, may not exceed 3.5:1.  At June 30, 2016, the Company’s Leverage Ratio was 1.01:1.

As of June 30, 2016, we had borrowings under our facility of $93.0 million and the effective rate of interest for outstanding borrowings under the facility was 1.76%.  Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.

In order to manage our interest rate exposure, we are party to $50.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.43%.

Other Long-Term Borrowings

At June 30, 2016, and 2015, the Company had standby letter of credit sub-facility outstanding, primarily for insurance and commercial trade purposes of $7.7 million and $7.2 million, respectively.

8.  ACCRUED LIABILITIES

Accrued expenses recorded in our Consolidated Balance Sheets at June 30, consist of the following (in thousands):

	2016	2015
Payroll and employee benefits	$28,375	$26,329
Workers' compensation	1,984	2,586
Warranty	9,085	8,066
Other	11,341	10,761
Total	$50,785	$47,742

9.  DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps

In order to manage our interest rate exposure, we are party to $50.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.43% at June 30, 2016.

The fair value of the swaps recognized in accrued liabilities and in other comprehensive income (loss) at June 30, 2016 and 2015 is as follows (in thousands):

				Fair Value at June 30,
Effective Date	Notional Amount	Fixed Interest Rate	Maturity	2016	2015
March 15, 2012	$10,000	2.75%	March 15, 2016	$-	$(186)
December 19, 2014	20,000	1.18%	December 19, 2017	(201)	(140)
December 19, 2014	5,000	1.20%	December 19, 2017	(52)	(36)
December 18, 2015	15,000	1.46%	December 19, 2018	(325)	(39)
December 19, 2015	10,000	2.01%	December 19, 2019	(460)	(150)
				$(1,038)	$(551)

The Company reported no losses for the years ended June 30, 2016, 2015, and 2014, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign purchases of materials and loan payments to and from subsidiaries.  The Company enters into such contracts for hedging purposes only.  For hedges of intercompany loan payments, the Company has not elected hedge accounting due to the general short-term nature and predictability of the transactions, and records derivative gains and losses directly to the consolidated statement of operations.  At June 30, 2016 and 2015 the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized gain / (losses) of $(0.1) million and $0.7 million, respectively, which approximate the unrealized gains or losses on the related loans.  The contracts have maturity dates ranging from 2017-2019, which correspond to the related intercompany loans.  The notional amounts of these instruments, by currency, are as follows:

Currency	2016	2015
Euro	2,476,683	10,134,797
Pound Sterling	593,799	1,730,542

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet at June 30, (in thousands):

	Asset Derivatives
	2016		2015
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Foreign exchange contracts	Other Assets	$11	Other Assets	$844

	Liability Derivatives
	2016		2015
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	$1,038	Accrued Liabilities	$551
Foreign exchange contracts	Accrued Liabilities	94	Accrued Liabilities	193
		$1,132		$744

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	2016	2015	2014
Interest rate swaps	$(743)	$(533)	$(194)
Foreign exchange contracts	(267)	(154)	-
	$(1,010)	$(687)	$(194)

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to Net Income for the periods ended (in thousands):

Details about Accumulated				Affected line item
Other Comprehensive				in the Statements
Income (Loss) Components	2016	2015	2014	of Operations
Interest rate swaps	$567	$1,034	$1,031	Interest expense
Foreign exchange contracts	112	-	-	Cost of goods sold
	$679	$1,034	$1,031

10.  INCOME TAXES

The components of income from continuing operations before income taxes are as follows (in thousands):

	2016	2015	2014
U.S. Operations	$23,996	$33,161	$26,965
Non-U.S. Operations	44,529	42,956	40,838
Total	$68,525	$76,117	$67,803

The Company utilizes the asset and liability method of accounting for income taxes.  Deferred income taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws.  The components of the provision for income taxes on continuing operations (in thousands) were as shown below:

	2016	2015	2014
Current:
Federal	$11,014	$9,195	$9,653
State	523	556	415
Non-U.S.	11,514	11,372	11,329
Total Current	23,051	21,123	21,397
Deferred:
Federal	$(5,214)	$556	$(2,017)
State	(1,060)	(495)	(376)
Non-U.S.	(482)	(310)	(950)
Total Deferred	(6,756)	(249)	(3,343)
Total	$16,295	$20,874	$18,054

The following is a reconciliation from the U.S. Federal income tax rate on continuing operations to the total tax provision is as follows (in thousands):

	2016	2015	2014
Provision at statutory tax rate	35.0%	35.0%	35.0%
State taxes	-0.5%	0.1%	0.0%
Impact of foreign operations	-6.7%	-5.0%	-5.6%
Federal tax credits	-1.8%	-1.2%	-0.7%
Life insurance proceeds	0.0%	0.0%	-1.7%
Contributions, net	-1.3%	0.0%	0.0%
Other	-0.9%	-1.5%	-0.4%
Effective income tax provision	23.8%	27.4%	26.6%

Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, size of the Company’s income or loss and any one-time activities occurring during the period.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2016 was impacted by the following items: (i) a net benefit of $0.9 million related to a bargain-sale of idle property to a charitable organization, and (ii) a benefit of $0.7 million related to the R&D tax credit, and (iii) a benefit of $4.9 million due to the mix of income earned in jurisdictions with beneficial tax rates.

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

Significant components of the Company’s deferred income taxes are as follows (in thousands):

	2016	2015
Deferred tax liabilities:
Depreciation and amortization	$(27,437)	$(31,126)
Total deferred tax liability	$(27,437)	$(31,126)

Deferred tax assets:
Accrued compensation	$3,707	$3,911
Accrued expenses and reserves	6,154	6,680
Pension	29,730	19,624
Inventory	2,548	2,066
Other	1,432	1,741
Net operating loss and credit carry forwards	5,948	3,983
Total deferred tax asset	$49,519	$38,005

Less: Valuation allowance	(649)	(656)
Net deferred tax asset (liability)	$21,433	$6,223

The Company estimates the degree to which deferred tax assets, including net operating loss and credit carry forwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss carry forwards that it believes will more likely than not go unrealized.  The valuation allowance at June 30, 2016 applies to state and foreign loss carry forwards, which management has concluded that it is more likely than not that these tax benefits will not be realized.  The increase (decrease) in the valuation allowance from the prior year was less than $0.1 million.

As of June 30, 2016, the Company had gross state net operating loss ("NOL") and credit carry forwards of approximately $44.0 million and $2.7 million, respectively, which may be available to offset future state income tax liabilities and expire at various dates from 2016 through 2035.  In addition, the Company had foreign NOL carry forwards of approximately $2.6 million, $1.3 million of which carry forward indefinitely and $1.3 million that carry forward for 10 years.

The Company’s income taxes currently payable for federal and state purposes have been reduced by the benefit of the tax deduction in excess of recognized compensation cost from employee stock compensation transactions.  The provision for income taxes that is currently payable has not been adjusted by approximately $2.1 million and $2.1 million of such benefits  as they have been allocated to additional paid in capital in 2016 and 2015, respectively.

A provision has not been made for U.S. or additional non-U.S. taxes on $194.5 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S.  It is not practicable to estimate the amount of tax that might be payable on the remaining undistributed earnings.  Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.  Accordingly, we believe that U.S. tax on any earnings that might be repatriated would be substantially offset by U.S. foreign tax credits.

The total provision for income taxes included in the consolidated financial statements was as follows (in thousands):

	2016	2015	2014
Continuing operations	$16,295	$20,874	$18,054
Discontinued operations	(55)	(259)	(3,692)
	$16,240	$20,615	$14,362

The changes in the amount of gross unrecognized tax benefits during 2016, 2015 and 2014 were as follows (in thousands):

	2016	2015	2014
Beginning Balance	$1,054	$1,033	$1,286
Additions based on tax positions related to the current year	2,125	17	25
Additions for tax positions of prior years	-	4	-
Reductions for tax positions of prior years	(201)	-	(278)
Ending Balance	$2,978	$1,054	$1,033

If the unrecognized tax benefits in the table above were recognized in a future period, $2.5 million of the unrecognized tax benefit would impact the Company’s effective tax rate.

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

Country	Years Ending June 30,
United States	2014 to 2016
Canada	2012 to 2016
Germany	2011 to 2016
Ireland	2016 to 2016
Portugal	2013 to 2016
United Kingdom	2012 to 2016

The Company’s policy is to include interest expense and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations.  At both June 30, 2016 and June 30, 2015, the company had less than $0.1 million for accrued interest expense on unrecognized tax benefits.

11.  COMMITMENTS

The Company leases certain property and equipment under agreements with initial terms ranging from one to twenty years. Rental expense related to continuing operations for the years ended June 30, 2016, 2015, and 2014 was approximately $6.6 million, $6.1 million and $5.5 million, respectively.

The gross minimum annual rental commitments under non-cancelable operating leases, principally real-estate at June 30, 2016:

(in thousands)	Lease	Sublease	Net obligation
2017	$7,442	$350	$7,092
2018	4,818	87	4,731
2019	5,136	-	5,136
2020	2,958	-	2,958
2021	2,436	-	2,436
Thereafter	13,609	-	13,609

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

Total compensation cost recognized in income for equity based compensation awards was $5.1million, $3.8 million, and $6.6 million for the years ended June 30, 2016, 2015, and 2014, respectively, primarily within Selling, General, and Administrative Expenses.  The total income tax benefit recognized in the consolidated statement of operations for equity-based compensation plans was $1.8 million, $1.3 million, and $2.3 million for the years ended June 30, 2016, 2015 and 2014, respectively.

319,211 shares of common stock were reserved for issuance under various compensation plans at June 30, 2016.

Restricted Stock Awards

The Company may award shares of restricted stock to eligible employees and non-employee directors of the Company at no cost, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights during the restriction period.  Such shares and rights are subject to forfeiture if certain employment conditions are not met.  During the restriction period, recipients of the shares are entitled to dividend equivalents on such shares, providing that such shares are not forfeited.  Dividends are accumulated and paid out at the end of the restriction period.  During 2016, 2015, and 2014, the Company granted 48,984, 43,598, and 62,698 shares, respectively, of restricted stock to eligible participants.  Restrictions on the stock awards generally lapse between fiscal 2017 and fiscal 2019.  For the years ended June 30, 2016, 2015, and 2014, $2.6 million, $2.3 million, and $3.3 million, respectively, was recognized as compensation expense related to restricted stock awards.  Substantially all awards are expected to vest.

A summary of restricted stock awards activity during the year ended June 30, 2016 is as follows:

	Restricted Stock Awards
	Number	Aggregate
	of	Intrinsic
	Shares	Value
Outstanding, June 30, 2015	105,079	$8,398,964
Granted	48,984
Exercised / vested	(42,580)	$1,069,817
Canceled	(6,958)
Outstanding, June 30, 2016	104,525	$8,636,901

Restricted stock awards granted during 2016, 2015 and 2014 had a weighted average grant date fair value of $77.38, $76.47, and $58.84, respectively.  The grant date fair value of restricted stock awards is determined based on the closing price of the Company’s common stock on the date of grant.  The total intrinsic value of awards exercised during the years ended June 30, 2016, 2015, and 2014 was $1.1million, $2.8 million, and $3.1 million, respectively.

As of June 30, 2016, there was $3.1 million of unrecognized compensation costs related to awards expected to be recognized over a weighted-average period of 1.49 years.

Executive Compensation Program

The Company operates a compensation program for key employees.  The plan contains both an annual component as well as a long-term component.  Under the annual component, participants may elect to defer up to 50% of their annual incentive compensation in restricted stock which is purchased at a discount to the market.  Additionally, non-employee directors of the Company may defer a portion of their director’s fees in restricted stock units which is purchased at a discount to the market.  During the restriction period, recipients of the shares are entitled to dividend equivalents on such units, providing that such shares are not forfeited.  Dividend equivalents are accumulated and paid out at the end of the restriction period.  The restrictions on the units expire after three years.  At June 30, 2016 and 2015, respectively, 30,597 and 43,549 shares of restricted stock units are outstanding and subject to restrictions that lapse between fiscal 2017 and fiscal 2019.  The compensation expense associated with this incentive program is charged to income over the restriction period.  The Company recorded compensation expense related to this program of $0.2 million, $0.3 million, and $0.7 million for the years ended June 30, 2016, 2015 and 2014, respectively.

As of June 30, 2016, there was $0.3 million of unrecognized compensation costs related to awards expected to be recognized over a weighted-average period of 1.28 years

The fair value of the awards under the annual component of this incentive program is measured using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model are as follows:

	2016	2015	2014
Risk-free interest rates	1.10%	0.88%	0.70%
Expected life of option grants (in years)	3	3	3
Expected volatility of underlying stock	26.6%	32.0%	38.9%
Expected quarterly dividends (per share)	$0.12	$0.10	$0.08

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

A summary of the awards activity under the executive compensation program during the year ended June 30, 2016 is as follows:

	Annual Component			Performance Stock Units
		Weighted
	Number	Average	Aggregate	Number	Aggregate
	of	Exercise	Intrinsic	of	Intrinsic
	Shares	Price	Value	Shares	Value
Non-vested, June 30, 2015	43,549	$41.70	$794,828	28,450	$1,873,626
Granted	12,383	$58.35		34,124
Vested	(19,899)	$31.50	$880,209	(341)	$18,577
Forfeited	(5,436)	$50.58		(7,497)
Non-vested, June 30, 2016	30,597	$52.62	$286,195	54,736	$3,926,057

Restricted stock awards granted under the annual component of this program in fiscal 2016, 2015, and 2014 had a grant date fair value of $82.79, $80.98, and $69.47, respectively.  The PSUs granted in fiscal 2016, 2015 and 2014 had a grant date fair value of $76.61, $74.82, and $54.48, respectively.  The total intrinsic value of awards vested under the executive compensation program during the years ended June 30, 2016, 2015 and 2014 was $2.3 million, $1.5 million, and $2.2 million, respectively.

The Company recognized compensation expense related to the PSUs of $2.3 million, $1.3 million, and $2.7 million for the years ended June 30, 2016, 2015 and 2014, respectively based on the probability of the performance targets being met.  The total unrecognized compensation costs related to non-vested performance share units was $1.6 million at June 30, 2016, which is expected to be recognized over a weighted average period of 1.30 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan that allows employees to purchase shares of common stock of the Company at a discount from the market each quarter.  Shares of our stock may be purchased by employees quarterly at 95% of the fair market value on the last day of each quarter.  Shares of stock reserved for the plan were 90,679 at June 30, 2016.  Shares purchased under this plan aggregated 3,809, 3,382, and 4,473 in 2016, 2015 and 2014, respectively, at an average price of $75.66, $74.42, and $58.54, respectively.

14.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of the Company’s accumulated other comprehensive income (loss) at June 30 are as follows (in thousands):

	2016	2015
Foreign currency translation adjustment	$(24,636)	$(13,333)
Unrealized pension losses, net of tax	(92,698)	(79,248)
Unrealized losses on derivative instruments, net of tax	(641)	(436)
Total	$(117,975)	$(93,017)

15.  DISCONTINUED OPERATIONS

In pursuing our business strategy, we have divested certain businesses and recorded activities of these businesses as discontinued operations.

In June 2014, the Company divested the American Foodservice Company, (“AFS”) a manufacturer of custom design and fabrication of counter systems and cabinets, in our Food Service Equipment segment.  In connection with this sale, the Company received proceeds of $3.1 million and recorded a net loss on disposal of $3.2 million.

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

The Company remained the obligor of ADP’s Philadelphia, PA facility and administrative offices.  We have entered into a renewable sublease agreement with a third party for this space.  Our total obligation with respect to the lease is $0.7 million, of which $0.3 million was recorded as a liability at June 30, 2016.  We do not expect to record additional charges related to these obligations.

During 2014, the Company received notice that its obligations under a guarantee provided to the buyers of ADP were triggered as a result of its withdrawal from both of the multi-employer pension plans in which ADP previously participated.   The last of these obligations were settled in July of fiscal year 2016 by a $0.5 million payment to the final multi-employer plan.

The following table summarizes the Company’s discontinued operations activity, by operation, for the years ended June 30, (in thousands):

	Year Disposed	2016	2015	2014
Sales:
American Foodservice Company	2014	$-	$-	$20,556
Air Distribution Products Group	2012	-	-	-
		-	-	20,556
Income (loss) before taxes:
American Foodservice Company (1)	2014	3	(492)	(8,339)
Air Distribution Products Group	2012	(225)	(137)	(1,849)
Other loss from discontinued operations		(7)	(130)	(387)
Income (loss) before taxes from discontinued operations		(229)	(759)	(10,575)
(Provision) benefit for tax		55	259	3,692
Net income (loss) from discontinued operations		$(174)	$(500)	$(6,883)

(1) American Foodservice Company incurred a pretax operational loss of $3.5 million and pretax loss on sale of $4.8 million in 2014.

Assets and liabilities related to discontinued operations to be retained by the Company are recorded in the Consolidated Balance Sheets at June 30 under the following captions (in thousands):

	2016	2015
Current assets	$-	$23
Non-current assets	14	3,014
Current liabilities	1,204	1,383
Non-current liabilities	55	896

16.  RESTRUCTURING

The Company has undertaken a number of initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

	Involuntary Employee
	Severance and
Year Ended June 30,	Benefit Costs	Other	Total
2016 Restructuring Initiatives	$1,046	$893	$1,939
Prior Year Initiatives	96	2,197	2,293
Total expense	$1,142	$3,090	$4,232

2015 Restructuring Initiatives	$847	$2,319	$3,166
Prior Year Initiatives	11	266	277
Total expense	$858	$2,585	$3,443

2014 Restructuring Initiatives	$1,528	$8,477	$10,005
Prior Year Initiatives	72	-	72
Total expense	$1,600	$8,477	$10,077

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

Restructuring expenses during fiscal year 2016 were $4.2 million primarily related to a $1.7 million non-cash charge from the sale of a vacant property and a $0.7 million non-cash charge to discontinue a product line at our Refrigeration Solutions group. Restructuring activities related to 2016 initiatives are substantially complete.

The Company anticipates further restructuring charges in 2017 based upon market conditions and cost reduction activities to improve our competitive advantage.

Activity in the reserves related to 2016 restructuring initiatives is as follows (in thousands):

	Involuntary Employee
	Severance and
	Benefit Costs	Other	Total
Restructuring Liabilities at June 30, 2015	$-	$-	$-
Additions	991	304	1,295
Payments	(991)	(272)	(1,263)
Restructuring Liabilities at June 30, 2016	$-	$32	$32

Prior Year Initiatives

The Company previously announced the closure of our Food Service Equipment U.K. facility and entered into a distribution agreement with a U.K. based partner in order to reduce channel costs and enhance profitability, expand and strengthen our U.K. Food Service Equipment group’s presence for all of our brands.

Restructuring activities related to all prior year initiatives are substantially complete.  The cumulative expense related to all activities making up this initiative is expected to be $5.7 million.

Activity in the reserves related to prior year restructuring initiatives is as follows (in thousands):

	Involuntary Employee
	Severance and
	Benefit Costs	Other	Total
Restructuring Liabilities at June 30, 2015	$78	$306	$384
Additions	152	344	496
Payments	(193)	(389)	(582)
Restructuring Liabilities at June 30, 2016	$37	$261	$298

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Involuntary Employee
	Severance and
Year Ended June 30,	Benefit Costs	Other	Total
Fiscal Year 2016
Food Service Equipment	$ 138	$ 2,841	$ 2,979
Engineering Technologies	160	-	160
Engraving	92	-	92
Electronics	624	217	841
Corporate and Other	128	32	160
Total expense	$ 1,142	$ 3,090	$ 4,232

Fiscal Year 2015
Food Service Equipment	$ 215	$ 2,363	$ 2,578
Engineering Technologies	75	-	75
Engraving	220	-	220
Electronics	348	222	570
Total expense	$ 858	$ 2,585	$ 3,443

Fiscal Year 2014
Food Service Equipment	$ 746	$ 8,408	$ 9,154
Engraving	667	21	688
Electronics	187	48	235
Total expense	$ 1,600	$ 8,477	$ 10,077

17.  EMPLOYEE BENEFIT PLANS

Retirement Plans

The Company has defined benefit pension plans covering certain current and former employees both inside and outside of the U.S.  The Company’s pension plan for U.S. salaried employees was frozen as of December 31, 2007, and participants in the plan ceased accruing future benefits.  The Company’s pension plan for U.S. hourly employees was frozen for substantially all participants as of July 31, 2013, and replaced with a defined contribution benefit plan.  During fiscal 2015, the Society of Actuaries released new mortality tables that reflect increased life expectancy over the previous tables. The company incorporated these new tables into the 2015 measurement of its U.S. pension obligations.

Net periodic benefit cost for U.S. and non-U.S. plans included the following components (in thousands):

	U.S. Plans			Foreign Plans
	Year Ended June 30,			Year Ended June 30,
	2016	2015	2014	2016	2015	2014
Service Cost	$70	$211	$233	$34	$44	$46
Interest Cost	11,489	10,476	11,241	1,428	1,618	1,723
Expected return on plan assets	(13,864)	(13,954)	(13,513)	(1,294)	(1,474)	(1,532)
Recognized net actuarial loss	3,979	3,945	3,941	835	750	819
Amortization of prior service cost (benefit)	14	54	57	(49)	(53)	(60)
Curtailment	-	244	-	-	-	-
Net periodic benefit cost (benefit)	$1,688	$976	$1,959	$954	$885	$996

The following table sets forth the funded status and amounts recognized as of June 30, 2016 and 2015 for our U.S. and foreign defined benefit pension plans (in thousands):

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
	2016	2015	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$252,215	$240,426	$43,681	$44,278
Service cost	70	211	34	44
Interest cost	11,489	10,476	1,428	1,618
Actuarial loss (gain)	20,964	16,570	3,929	3,996
Benefits paid	(15,576)	(15,468)	(1,686)	(1,455)
Foreign currency exchange rate	-	-	(5,566)	(4,800)
Projected benefit obligation at end of year	$269,162	$252,215	$41,820	$43,681
Change in plan assets
Fair value of plan assets at beginning of year	$204,710	$216,043	$37,366	$37,487
Actual return on plan assets	8,510	3,900	3,670	3,410
Employer contribution	206	235	1,264	1,336
Benefits paid	(15,576)	(15,468)	(1,686)	(1,455)
Foreign currency exchange rate	-	-	(5,607)	(3,412)
Fair value of plan assets at end of year	$197,850	$204,710	$35,007	$37,366

Funded Status	$(71,312)	$(47,505)	$(6,813)	$(6,315)
Amounts recognized in the consolidated balance sheets consists of:
Prepaid Benefit Cost	$-	$-	$422	$107
Current liabilities	(248)	(199)	(286)	(313)
Non-current liabilities	(71,064)	(47,306)	(6,949)	(6,109)
Net amount recognized	$(71,312)	$(47,505)	$(6,813)	$(6,315)

Unrecognized net actuarial loss	$137,053	$114,715	$10,122	$10,655
Unrecognized prior service cost	-	14	(81)	(130)
Accumulated other comprehensive income, pre-tax	$137,053	$114,729	$10,041	$10,525

The accumulated benefit obligation for all defined benefit pension plans was $310.4 million and $295.0 million at June 30, 2016 and 2015, respectively.

The estimated actuarial net loss and prior service benefit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $5.8 million and less than $0.1 million, respectively.

Plan Assets and Assumptions

The fair values of the Company’s pension plan assets at June 30, 2016 and 2015 by asset category, as classified in the three levels of inputs described in Note 1 under the caption Fair Value of Financial Instruments, are as follows (in thousands):

	June 30, 2016
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$6,924	$511	$6,413	$-
Common and preferred stocks	91,536	17,227	74,309	-
U.S. Government securities	15,032	-	15,032	-
Corporate bonds and other fixed income securities	107,520	6,328	101,192	-
Other	11,845	-	11,845	-
	$232,857	$24,066	$208,791	$-

	June 30, 2015
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$4,051	$451	$3,600	$-
Common and preferred stocks	101,725	17,716	84,009	-
U.S. Government securities	14,469	-	14,469	-
Corporate bonds and other fixed income securities	112,297	6,238	106,059	-
Other	9,534	-	9,534	-
	$242,076	$24,405	$217,671	$-

Asset allocation at June 30, 2016 and 2015 and target asset allocations for 2016 are as follows:

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
Asset Category	2016	2015	2016	2015
Equity securities	31%	33%	26%	24%
Debt securities	34%	31%	57%	75%
Global balanced securities	25%	26%	13%	0%
Other	10%	10%	4%	1%
Total	100%	100%	100%	100%

	2016
Asset Category – Target	U.S.	U.K.
Equity securities	32%	25%
Debt and market neutral securities	33%	60%
Global balanced securities	25%	12%
Other	10%	3%
Total	100%	100%

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

Year Ended June 30	2016	2015	2014
Plan assumptions - obligation
Discount rate	1.50 - 4.00%	2.30 - 4.70%	2.90 - 4.50%
Rate of compensation increase	3.30%	3.80%	3.80%

Plan assumptions - cost
Discount rate	2.30 - 4.70%	2.90 - 4.50%	3.50 - 5.10%
Expected return on assets	3.90 - 7.10%	4.20 - 7.25%	4.60 - 7.25%
Rate of compensation increase	3.75%	3.80%	3.90%

Included in the above are the following assumptions relating to the obligations for defined benefit pension plans in the United States at June 30, 2016; a discount rate of 4.0% and expected return on assets of 7.10%.  The U.S. defined benefit pension plans represent the majority of our pension obligations.  The expected return on plan assets assumption is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds.  The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.

Expected benefit payments for the next five years are as follows: 2017, $17.1 million; 2018, $17.1 million; 2019, $17.2 million; 2020, $17.4 million; 2021, $17.2 million and thereafter, $89.1 million.  The Company expects to make $1.4 million of contributions to its pension plans in 2017.

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

The following table outlines the Company’s participation in multiemployer pension plans for the periods ended June 30, 2016, 2015, and 2014, and sets forth the yearly contributions into each plan.  The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number.  The most recent Pension Protection Act zone status available in 2016 and 2015 relates to the plans’ two most recent fiscal year-ends.  The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary.  Among other factors, plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded, and plans certified in the green zone are at least 80% funded.  The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (“FIP”) for yellow/orange zone plans, or a rehabilitation plan (“RP”) for red zone plans, is either pending or has been implemented.  For all plans, the Company’s contributions do not exceed 5% of the total contributions to the plan in the most recent year.

Pension Fund	EIN/Plan Number	Pension Protection Act Zone Status			Contributions			Surcharge Imposed?	Expiration Date of Collective Bargaining Agreement
		2016	2015	FIP/RP Status	2016	2015	2014
New England Teamsters and Trucking Industry Pension Fund	04-6372430-001	Red	Red	Yes/ Implemented	$485	$437	$541	No	4/15/2018

IAM National Pension Fund, National Pension Plan	51-6031295-002	Green	Green	No	575	633	659	No	10/04/2016 - 05/31/2018
					$1,060	$1,070	$1,200

Retirement Savings Plans

The Company has two primary employee savings plans, one for salaried employees and one for hourly employees.  Substantially all of our full-time domestic employees are covered by these savings plans.  Under the provisions of the plans, employees may contribute a portion of their compensation within certain limitations.  The Company, at the discretion of the Board of Directors, may make contributions on behalf of our employees under the plans.  Company contributions were $4.0 million, $3.8 million, and $4.0 million for the years ended June 30, 2016, 2015, and 2014, respectively.  At June 30, 2016, the salaried plan holds approximately 84,000 shares of Company common stock, representing approximately 7% of the holdings of the plan.

Postretirement Benefits Other Than Pensions

The Company sponsors an unfunded postretirement medical plan covering certain full-time employees who retire and have attained the requisite age and years of service.  Retired employees are required to contribute toward the cost of coverage according to various established rules.

The accumulated benefit obligation of the post-retirement medical plan was less than $0.2 million at both June 30, 2016 and June 30, 2015.  The plan holds no assets as the Company makes contributions as benefits are due.  Contributions for each of the last two fiscal years were less than $0.1 million.  The net periodic benefit cost for each of the last three fiscal years was less than $0.1 million.  A 1% increase in the assumed health care cost trend rate does not impact either the accumulated benefit obligation or the net postretirement cost, as the employer contribution for each participant is a fixed amount.

18.  INDUSTRY SEGMENT INFORMATION

The Company has determined that it has five reportable segments organized around the types of product sold:

•

Food Service Equipment – an aggregation of seven operating segments that manufacture and sell commercial food service equipment;

•

Engraving – provides mold texturizing, slush molding and in-mold graining tools, project management and design services, roll engraving, hygiene product tooling, low observation vents for stealth aircraft, and process machinery for a number of industries;

•

Engineering Technologies – provides net and near net formed single-source customized solutions in the manufacture of engineered components for the aviation, aerospace, defense, energy, industrial, medical, marine, oil and gas, and manned and unmanned space markets.

•

Electronics – manufacturing and selling of electronic components for applications throughout the end-user market spectrum, and

•

Hydraulics – manufacturing and selling of single and double-acting telescopic and piston rod hydraulic cylinders.

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

Industry Segments
(in thousands)	Net Sales			Depreciation and Amortization
	2016	2015	2014	2016	2015	2014
Food Service Equipment	$381,867	$408,706	$377,848	$5,030	$5,176	$4,485
Engraving	124,120	110,781	109,271	3,403	3,497	3,342
Engineering Technologies	82,235	97,018	79,642	5,363	4,278	3,063
Electronics	118,319	114,196	114,881	3,200	2,759	2,807
Hydraulics	45,045	41,441	34,538	651	665	625
Corporate and Other	-	-	-	306	309	269
Total	$751,586	$772,142	$716,180	$17,953	$16,684	$14,591

	Income (Loss) From Operations			Capital Expenditures(2)
	2016	2015	2014	2016	2015	2014
Food Service Equipment	$40,142	$37,456	$38,203	$4,560	$4,791	$3,740
Engraving	29,579	24,250	22,145	4,031	5,856	4,648
Engineering Technologies	8,258	13,097	12,676	6,562	8,025	7,686
Electronics	21,104	20,884	19,732	2,796	2,298	1,631
Hydraulics	7,947	7,013	5,781	988	784	684
Restructuring charge	(4,232)	(3,443)	(10,077)	-	-	-
Other operating income (expense), net (1)	(7,458)	438	3,462	-	-	-
Corporate	(24,996)	(21,051)	(26,054)	96	268	1,531
Total	$70,344	$78,644	$65,868	$19,033	$22,022	$19,920
Interest expense	(2,871)	(3,161)	(2,249)
Other, net	1,052	634	4,184
Income from continuing operations before income taxes	$68,525	$76,117	$67,803

(1)  Other operating expense in 2016 consists primarily of a $7.3 million charge to adjust the Roll, Plate, and Machinery business in the Engraving segment to its net realizable value.  Amounts in 2015 and 2014 are gains on insurance proceeds related to an event at an Engineering Technologies facility.

(2)  Excludes capital expenditures from accounts payable.

	Restructuring Expense
	2016	2015	2014
Food Service Equipment	$2,979	$2,578	$9,154
Engraving	92	220	688
Engineering Technologies	160	75	-
Electronics	841	570	235
Hydraulics	-	-	-
Corporate and Other	160	-	-
Total expense	$4,232	$3,443	$10,077

	Goodwill		Identifiable Assets
		2016	2015	2016	2015
Food Service Equipment		$56,804	$56,812	$206,875	$218,334
Engraving		19,935	20,248	116,790	114,268
Engineering Technologies		44,321	46,000	144,362	141,351
Electronics		33,235	28,614	109,653	90,948
Hydraulics		3,059	3,058	26,282	22,705
Corporate & Other		-	-	86,495	71,457
Total		$157,354	$154,732	$690,457	$659,063

Net sales (3)		2016	2015	2014
United States		$548,058	$561,923	$505,853
Asia Pacific		70,269	64,840	53,551
EMEA (4)		107,765	117,816	130,602
Other Americas		25,494	27,563	26,174
Total		$751,586	$772,142	$716,180

(3)  Net sales were identified based on geographic location where our products and services were initiated.

(4)   EMEA consists primarily of Europe, Middle East and S. Africa.

Long-lived assets	2016	2015	2014
United States	$76,545	$76,274	$59,225
Asia Pacific	7,035	7,047	5,627
EMEA (4)	17,287	18,604	23,266
Other Americas	5,819	6,611	8,579
Total	$106,686	$108,536	$96,697

(4)   EMEA consists primarily of Europe, Middle East and S. Africa.

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

20.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended June 30, 2016 and 2015 are as follows (in thousands, except for per share data):

	2016
	First	Second	Third	Fourth
Net sales	$198,398	$181,948	$177,465	$193,775
Gross profit	68,552	58,235	58,638	66,828
Net income (loss)	15,981	12,371	11,516	12,188
EARNINGS PER SHARE (1)
Basic	$1.26	$0.97	$0.91	$0.96
Diluted	$1.25	$0.96	$0.91	$0.95

	2015
	First	Second	Third	Fourth
Net sales	$202,027	$189,337	$180,999	$199,779
Gross profit	66,112	58,800	57,258	65,316
Net income (loss)	14,552	11,184	12,626	16,381
EARNINGS PER SHARE (1)
Basic	$1.15	$0.88	$1.00	$1.30
Diluted	$1.13	$0.87	$0.99	$1.28

(1)   Basic and diluted earnings per share are computed independently for each reporting period.  Accordingly, the sum of the quarterly earnings per share amounts may not agree to the year-to-date amounts.

22. SUBSEQUENT EVENT

Subsequent to our fiscal 2016 year-end, the Company sold its U.S. Roll Plate and Machinery business as it was not strategic and did not meet our growth and return expectations.   This divestiture also allows the Company’s management to focus on higher growth and better return businesses within the Engraving segment.

The Company entered into an agreement for this sale in June 2016 that closed in fiscal July 2017.  During the fourth quarter, the Company recorded a $7.3 million non-cash loss to adjust the net assets of the business to their net realizable value of $2.4 million, which is recorded as an asset held for sale on the Consolidated Balance Sheets. The expense is recorded as a component of Other Operating Income (Expense), net.  The sale of the business does not constitute a significant strategic shift that will have a major effect on the entity’s operations and financial results.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Standex International Corporation

We have audited the accompanying consolidated balance sheets of Standex International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2016.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standex International Corporation and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 25, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

August 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Standex International Corporation

Salem, New Hampshire

We have audited the accompanying consolidated statements of operations, comprehensive (loss) income, equity and cash flows of Standex International Corporation and subsidiaries (the “Company”) for the year ended June 30, 2014.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the operations and cash flows of the Company for the year ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

August 28, 2014

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.  Controls and Procedures

The management of the Company including its Chief Executive Officer, and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2016, that the disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is  (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition.  As discussed in Note 2 to the consolidated financial statements contained in this Report, the Company acquired all of the outstanding stock of Northlake Engineering, Inc., (“Northlake”) on October 1, 2015.  Northlake represents less than 1.0% of the Company's consolidated revenue for the year ended June 30, 2016 and approximately 2.5% of the Company's consolidated assets at June 30, 2016. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2016 excludes any evaluation of the internal control over financial reporting of Northlake.

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of our fiscal year (ended June 30, 2016) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Based on the Company’s processes, as described above, management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of June 30, 2016 to provide reasonable assurance of achieving its objectives.  These results were reviewed with the Audit Committee of the Board of Directors.  Grant Thornton, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on the Company’s internal control over financial reporting, which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Standex International Corporation

We have audited the internal control over financial reporting of Standex International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”).  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Northlake Engineering, Inc., a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 2.5 percent and 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2016.  As indicated in Management’s Report, Northlake Engineering, Inc. was acquired during fiscal 2016.  Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Northlake Engineering, Inc.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2016, and our report dated August 25, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

August 25, 2016

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission (“SEC”) a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended June 30, 2016 (the “Proxy Statement”).  The information required by this item and not provided in Part 1 of this report under Item 1 “Executive Officers of Standex” is incorporated by reference from the Proxy Statement under the captions “Election of Directors,” “Stock Ownership in the Company,” “Other Information Concerning the Company, Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.  Information regarding the process for identifying and evaluating candidates for director are set forth and incorporated in reference to the information in the Proxy Statement under the caption “Corporate Governance/Nominating Committee Report.”

Information regarding the Audit Committee Financial Expert and the identification of the Audit Committee is incorporated by reference to the information in the Proxy Statement under the caption “Other Information Concerning the Company, Board of Directors and its Committee, Audit Committee.”  The Audit Committee is established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act.

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

Item 11.  Executive Compensation

Information regarding executive compensation is incorporated by reference from the Proxy Statement under the captions and sub-captions:  “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “2016 Summary Compensation Table,” “Other Information Concerning the Company, Board of Directors and Its Committees,” and “Directors Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The stock ownership of each person known to Standex to be the beneficial owner of more than 5% of its Common Stock is incorporated by reference in the Proxy Statement under the caption “Stock Ownership of Certain Beneficial Owners.”  The beneficial ownership of Standex Common Stock of all directors and executive officers of the Company is incorporated by reference in the Proxy Statement under the caption and sub-caption “Stock Ownership in the Company” and “Stock Ownership by Directors, Nominees for Director and Executive Officers,” respectively.

The Equity Compensation Plan table below represents information regarding the Company’s equity based compensation plan at June 30, 2016.

	(A)	(B)	(C)
	Number of Securities To	Weighted-Average	Number of Securities Remaining
	Be Issued Upon Exercise	Exercise Price Of	Available For Future Issuance Under
	Of Outstanding Options,	Outstanding Options,	Equity Compensation Plans (Excluding
Plan Category	Warrants And Rights	Warrants And Rights	Securities reflected in Column (A))
Equity compensation plans approved by stockholders	189,859	$ 8.48	319,211
Equity compensation plans not approved by stockholders	-	-	-
Total	189,859	$ 8.48	319,211

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

(a)

1.

Financial Statements

Financial Statements covered by the Reports of Independent Registered Public Accounting Firm

(A)

Consolidated Statements of Operations for the fiscal years ended June 30, 2016, 2015 and 2014

(B)

Consolidated Balance Sheets as of June 30, 2016 and 2015

(C)

Comprehensive Income for the fiscal years ended June 30, 2016, 2015 and 2014

(D)

Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2016, 2015 and 2014

(E)

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2016, 2015 and 2014

(F)

Notes to Consolidated Financial Statements

2.

Financial Statements Schedule

The following financial statement schedule is included as required by Item 8 to this report on Form 10-K

Schedule II – Valuation and Qualifying Accounts is included in the Notes to Consolidated Financial Statements

All other schedules are not required and have been omitted

3.

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

10.

(a)

Employment Agreement dated

10-K

6/30/2016

X

January, 20, 2014 between the Company

and David  Dunbar*

(b)

Amended and Restated Employment Agreement

10-K

6/30/2010

dated August 25, 2010 between the Company

and Thomas D. DeByle*

(c)

Employment Agreement dated

10-K

6/30/2016

X

April 4, 2016 between the Company

and Alan J. Glass*

(d)

Employment Agreement dated

10-K

6/30/2016

X

January 26, 2015 between the Company

and Anne De Greef-Safft*

(e)

Employment Agreement dated

10-K

6/30/2016

X

August 17, 2015 between the Company

and Ross McGovern*

(f)

Employment Agreement dated

10-K

6/30/2016

X

July 27, 2015 between the Company

and Paul Burns*

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

Partners VIII, LLC, as Representative and Standex

International Corporation Dated August 14, 2014

filed as Item 1.01, Exhibit 10

(q)

Purchase and Sale Agreement dated July 1, 2014

10-K

6/30/2015

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

Subsidiaries of Standex International Corporation

X

23.1

Consent of Independent Registered Public

X

Accounting Firm Grant Thornton LLP

23.2

Consent of Independent Registered Public

X

Accounting Firm Deloitte & Touche LLP

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on August 25, 2016.

STANDEX INTERNATIONAL CORPORATION

(Registrant)

/s/ DAVID  DUNBAR

David Dunbar

President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on August 25, 2016:

Signature

Title

/s/ DAVID DUNBAR

President/Chief Executive Officer

David Dunbar

/s/ THOMAS D. DEBYLE

Vice President/Chief Financial Officer

Thomas D. DeByle

/s/ SEAN VALASHINAS

Chief Accounting Officer / Assistant Treasurer

Sean Valashinas

David Dunbar, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on August 25, 2016 as attorney-in-fact for the following directors of the Registrant:

Charles H. Cannon	Roger L. Fix
Thomas E. Chorman	Thomas J. Hansen
Jeffrey S. Edwards	Daniel B. Hogan,
William R. Fenoglio	H. Nicholas Muller, III, Ph.D.
Gerald H. Fickenscher

/s/ DAVID DUNBAR

David Dunbar

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

The Company will furnish its 2016 Proxy Statement and proxy materials to security holders subsequent to the filing of the annual report on this Form.  Copies of such material shall be furnished to the Commission when they are sent to security holders.

INDEX TO EXHIBITS

PAGE

10

Employment Agreements

21.

Subsidiaries of Standex

23.1

Consent

of Independent Registered Public Accounting Firm Grant Thornton LLP

23.2

Consent

of Independent Registered Public Accounting Firm Deloitte & Touche LLP

24.

Powers of Attorney of Charles H. Cannon, Thomas E. Chorman, Jeffrey S. Edwards, William R. Fenoglio, Gerald Fickenscher, Roger L. Fix, Thomas J. Hansen, Daniel B. Hogan, and H. Nicholas Muller, III, Ph.D.

31.1

Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Vice President and Chief Financial Officer

32.

Section 1350 Certification

END OF FORM 10-K

SUPPLEMENTAL INFORMATION FOLLOWS

Board of Directors

Title

Roger L. Fix 4

Former President and Chief Executive Officer

Charles H. Cannon, Jr., 1, 2, 4

Retired Chairman and CEO, JBT Corporation

Thomas E. Chorman 1, 2, 3

CEO, Foam Partners LLC

David Dunbar 4

President and Chief Executive Officer

Jeffrey S. Edwards 2, 3

Chairman and Chief Executive Officer, Cooper Standard

Holdings, Inc.

William R. Fenoglio 1, 4

Former President/CEO, Augat, Inc.

Gerald H. Fickenscher 1, 3

Retired Vice President, Europe, Middle East,

and Africa, Crompton Corporation

Thomas J. Hansen 1, 4

Former Vice Chairman of Illinois Tool Works, Inc.

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

Alan J. Glass

Vice President, Chief Legal Officer and Secretary

Stacey S. Constas

Corporate Governance Officer and Assistant Secretary

Sean Valashinas

Chief Accounting Officer and Assistant Treasurer

Christopher J. Seiler

Tax Director

Ross McGovern

Vice President, Human Resources

Paul C. Burns

Vice President of Strategy and Business Development

Operating Management

FOOD SERVICE EQUIPMENT

Anne De Greef-Safft

Segment President of Food Service Equipment

ENGINEERING TECHNOLOGIES

Leonard Paolillo

President

ENGRAVING

Flavio Maschera

President

ELECTRONICS

John Meeks

President

HYDRAULICS

Richard Hiltunen

President

Shareholder Information

Corporate Headquarters

Standex International Corporation

11 Keewaydin Drive, Suite 300

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

Stockholders’ Meeting

The Annual Meeting of Stockholders will be held at 11:00 a.m. on Thursday, October 27, 2016 at the Burlington Marriott, One Burlington Mall Road, Burlington, MA 01803.

1