Form 10-Q
period 2016-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 2016-10-28
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of Registrant's Common Stock outstanding on October 25, 2016 was 12,743,263

STANDEX INTERNATIONAL CORPORATION

INDEX

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Unaudited Condensed Consolidated Balance Sheets as of

September 30, 2016 and June 30, 2016

2

Unaudited Condensed Consolidated Statements of Operations for the

Three Months Ended September 30, 2016 and 2015

3

Unaudited Condensed Consolidated Statements of Comprehensive Income for the

Three Months Ended September 30, 2016 and 2015

4

Unaudited Condensed Consolidated Statements of Cash Flows for the

Three Months Ended September 30, 2016 and 2015

5

Notes to Unaudited Condensed Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

18

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

27

Item 4.

Controls and Procedures

28

PART II.

OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

29

Item 6.

Exhibits

30

PART I. FINANCIAL INFORMATION
ITEM 1

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share data)	September 30, 2016	June 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$121,253	$121,988
Accounts receivable, net of reserve for doubtful accounts of	103,206	103,974
$2,279 and $2,119 at September 30, 2016 and June 30, 2016
Inventories	106,022	105,402
Prepaid expenses and other current assets	7,558	4,784
Income taxes receivable	3,331	1,325
Deferred tax asset	14,904	16,013
Assets held for sale	-	2,363
Total current assets	356,274	355,849
Property, plant, and equipment, net	109,086	106,686
Intangible assets, net	39,548	40,412
Goodwill	157,062	157,354
Deferred tax asset	9,295	11,361
Other non-current assets	21,694	18,795
Total non-current assets	336,685	334,608
Total assets	$692,959	$690,457

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$62,610	$77,099
Accrued liabilities	50,441	50,785
Income taxes payable	5,166	4,695
Liabilities held for sale	-	1,528
Total current liabilities	118,217	134,107
Long-term debt	104,208	92,114
Accrued pension and other non-current liabilities	91,871	94,277
Total non-current liabilities	196,079	186,391
Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000
shares authorized, 27,984,278 issued, 12,658,234 and
12,674,458 outstanding at September 30, 2016 and June 30, 2016	41,976	41,976
Additional paid-in capital	53,563	52,374
Retained earnings	690,110	678,002
Accumulated other comprehensive loss	(117,827)	(117,975)
Treasury shares: 15,326,044 shares at September 30, 2016
and 15,309,820 shares at June 30, 2016	(289,159)	(284,418)
Total stockholders' equity	378,663	369,959
Total liabilities and stockholders' equity	$692,959	$690,457

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	September 30,
(In thousands, except per share data)	2016	2015
Net sales	$179,600	$198,398
Cost of sales	117,824	129,846
Gross profit	61,776	68,552
Selling, general, and administrative expenses	41,612	43,930
Restructuring costs	394	1,519
Total operating expenses	42,006	45,449
Income from operations	19,770	23,103
Interest expense	(697)	(644)
Other non-operating income (expense)	434	190
Income from continuing operations before income taxes	19,507	22,649
Provision for income taxes	5,556	6,508
Income from continuing operations	13,951	16,141
Income (loss) from discontinued operations, net of income taxes	(50)	(160)
Net income (loss)	$13,901	$15,981

Basic earnings (loss) per share:
Continuing operations	$1.10	$1.27
Discontinued operations	-	(0.01)
Total	$1.10	$1.26
Diluted earnings (loss) per share:
Continuing operations	$1.09	$1.26
Discontinued operations	-	(0.01)
Total	$1.09	$1.25

Cash dividends per share	$0.14	$0.12

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	September 30,
(In thousands)	2016	2015
Net income (loss)	$13,901	$15,981
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$115	$296
Amortization of unrecognized costs	1,440	1,203
Derivative instruments:
Change in unrealized gains and (losses)	61	(478)
Amortization of unrealized gains and (losses) into interest expense	221	120
Foreign currency translation gains (losses)	(1,166)	(6,138)
Other comprehensive income (loss) before tax	$671	$(4,997)

Income tax provision (benefit):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$90	$(58)
Amortization of unrecognized costs	(506)	(422)
Derivative instruments:
Change in unrealized gains and (losses)	(23)	182
Amortization of unrealized gains and (losses) into interest expense	(84)	(46)
Income tax provision (benefit) to other comprehensive income (loss)	$(523)	$(344)

Other comprehensive income (loss), net of tax	148	(5,341)
Comprehensive income (loss)	$14,049	$10,640

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	September 30,
(In thousands)	2016	2015
Cash flows from operating activities
Net income	$13,901	$15,981
(Income) loss from discontinued operations	50	160
Income from continuing operations	13,951	16,141
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,373	4,414
Stock-based compensation	1,365	1,781
Non-cash portion of restructuring charge	(19)	1,046
Excess tax benefit from share-based payment activity	(393)	(471)
Contributions to defined benefit plans	(246)	(328)
Net changes in operating assets and liabilities	(17,975)	(14,710)
Net cash provided by (used in) operating activities - continuing operations	1,056	7,873
Net cash provided by (used in) operating activities - discontinued operations	(82)	(528)
Net cash provided by (used in) operating activities	974	7,345
Cash flows from investing activities
Expenditures for property, plant, and equipment	(7,121)	(5,337)
Proceeds from disposal of a business	699	-
Other investing activity	13	52
Net cash (used in) investing activities - continuing operations	(6,409)	(5,285)
Net cash provided by investing activities - discontinued operations	-	-
Net cash (used in) investing activities	(6,409)	(5,285)
Cash flows from financing activities
Borrowings on revolving credit facility	29,500	23,000
Payments of revolving credit facility	(17,500)	(20,500)
Activity under share-based payment plans	366	668
Excess tax benefit from share-based payment activity	393	471
Purchases of treasury stock	(5,678)	(1,996)
Cash dividends paid	(1,774)	(1,518)
Net cash provided by (used in) financing activities	5,307	125
Effect of exchange rate changes on cash and cash equivalents	(607)	(2,988)
Net change in cash and cash equivalents	(735)	(803)
Cash and cash equivalents at beginning of year	121,988	96,128
Cash and cash equivalents at end of period	$121,253	$95,325

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$589	$542
Income taxes, net of refunds	$3,832	$6,900

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three months ended September 30, 2016 and 2015, the cash flows for the three months ended September 30, 2016 and 2015 and the financial position of Standex International Corporation (“Standex”, the “Company”, “we”, “us”, or “our”), at September 30, 2016.  The interim results are not necessarily indicative of results for a full year.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2016.  The condensed consolidated balance sheet at June 30, 2016 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2016.  Certain prior period amounts have been reclassified to conform to the current period presentation.  Unless otherwise noted, references to years are to the Company’s fiscal years.

There have been no significant changes in our reported financial position, results of operations, cash flows or to our critical accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 that have had a significant impact on our consolidated financial statements or notes herein.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments (a consensus of the emerging issues take force).  This standard is effective for fiscal years beginning after December 15, 2017.  The standard requires a retrospective application and early adoption is acceptable.  The Company is continuing to evaluate the impact of adopting ASU 2016-15 but currently we do not expect the adoption to have a material impact on the Company’s consolidated financial statements.

2.  ACQUISITIONS

The Company’s recent acquisitions are strategically significant to the future growth prospects of the Company, however at the time of the acquisition and September 30, 2016, we concluded, that historical results of the acquired Companies both individually and in the aggregate, were immaterial to the Company’s consolidated financial results and therefore additional proforma disclosures are not presented.

During the second quarter of fiscal year 2016, the Company acquired Northlake Engineering, Inc., (“Northlake”), a Wisconsin-based designer, manufacturer and distributor of high reliability electromagnetic products and solutions serving the North America power distribution and medical equipment markets.  Northlake reports to our Electronics segment.

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

Discontinued operations for the three months ended September 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended
	September 30,
	2016	2015
Net sales	$-	$-
Pre-tax earnings	(62)	(248)
(Provision) benefit for taxes	12	88
Net earnings (loss) from discontinued operations	$(50)	$(160)

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

Assets and liabilities related to our discontinued operations appear in the condensed consolidated balance sheets are as follows (in thousands):

	September 30, 2016	June 30, 2016
Other non-current assets	14	14
Accrued expenses	1,221	1,204
Accrued pension and other non-current liabilities	221	55

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

There were no transfers of assets or liabilities between level 1 and level 2 of the fair value measurement hierarchy at September 30, 2016 and June 30, 2016.  The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

Items presented at fair value at September 30, 2016 and June 30, 2016 consisted of the following (in thousands):

	September 30, 2016
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,430	$2,430	$-	$-
Foreign exchange contracts	4	-	4	-

Liabilities
Foreign exchange contracts	$87	$-	$87	$-
Interest rate swaps	754	-	754	-

	June 30, 2016
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,333	$2,333	$-	$-
Foreign exchange contracts	11	-	11	-

Liabilities
Foreign exchange contracts	$94	$-	$94	$-
Interest rate swaps	1,038	-	1,038	-

5)

Inventories

Inventories are comprised of the following (in thousands):

	September 30, 2016	June 30, 2016
Raw materials	$48,223	$46,616
Work in process	26,140	26,541
Finished goods	31,659	32,245
Total	$106,022	$105,402

Distribution costs associated with the sale of inventory, which are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations were $5.0 million and $5.7 million for the three months ended September 30, 2016 and 2015, respectively.

6)

Goodwill

Changes to goodwill during the period ended September 30, 2016 were as follows (in thousands):

	June 30, 2016	Translation Adjustment	September 30, 2016
Food Service Equipment	$56,804	$-	$56,804
Engraving	19,935	30	19,965
Engineering Technologies	44,321	(234)	44,087
Electronics	33,235	(88)	33,147
Hydraulics	3,059	-	3,059
Total	$157,354	$(292)	$157,062

7)

Intangible Assets

Intangible assets consist of the following (in thousands):

	Customer Relationships	Trademarks	Other	Total
September 30, 2016
Cost	$46,256	$17,285	$4,366	$67,907
Accumulated amortization	(25,697)	-	(2,662)	(28,359)
Balance, September 30, 2016	$20,559	$17,285	$1,704	$39,548

June 30, 2016
Cost	$46,297	$17,263	$4,471	$68,031
Accumulated amortization	(24,892)	-	(2,727)	(27,619)
Balance, June 30, 2016	$21,405	$17,263	$1,744	$40,412

Amortization expense for the three months ended September 30, 2016 and 2015 was $0.9 million and $0.7 million, respectively.  At September 30, 2016, amortization expense of current intangible assets are estimated to be $2.9 million for the remainder of fiscal year 2017, $3.6 million in 2018, $3.3 million in 2019, $2.8 million in 2020, $2.3 million in 2021, and $7.4 million thereafter.

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

The changes in warranty reserve, which are recorded as a component of accrued liabilities, for the three months ended September 30, 2016 and year ended June 30, 2016 were as follows (in thousands):

	September 30, 2016	June 30, 2016
Balance at beginning of year	$9,085	$7,436
Acquisitions and other	(1)	(5)
Warranty expense	2,161	13,503
Warranty claims	(2,289)	(11,849)
Balance at end of period	$8,956	$9,085

9)

Debt

Long-term debt is comprised of the following (in thousands):

	September 30, 2016	June 30, 2016
Bank credit agreements	$105,000	$93,000
Other	18	18
Total funded debt	105,018	93,018
Issuance Cost	(810)	(904)
Total long-term debt	$104,208	$92,114

The Company’s debt payments are due as follows (in thousands):

Fiscal Year	September 30, 2016
2017	$12
2018	6
2019	-
2020	105,000
2021	-
Thereafter	-
Funded Debt	105,018
Issuance cost	(810)
Debt net of issuance cost	$104,208

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

At September 30, 2016, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $8.4 million and had the ability to borrow $221.9 million under the facility.  At September 30, 2016, the carrying value of the current borrowings under the facility approximates fair value.

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

The Company’s effective swap agreements convert the base borrowing rate on $50 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 1.43% at September 30, 2016.  The fair value of the swaps recognized in accrued expenses and in other comprehensive income is as follows (in thousands, except percentages):

				Fair Value
Effective Date	Notional Amount	Fixed Rate	Maturity	September 30, 2016	June 30, 2016
December 19, 2014	20,000	1.18%	December 19, 2017	$(122)	$(201)
December 19, 2014	5,000	1.20%	December 19, 2017	(32)	(52)
December 18, 2015	15,000	1.46%	December 19, 2018	(229)	(325)
December 19, 2015	10,000	2.01%	December 19, 2019	(371)	(460)
				$(754)	$(1,038)

The Company reported no losses for the three months ended September 30, 2016, as a result of hedge ineffectiveness.  Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign sales, foreign purchases of materials, and loan payments to and from subsidiaries.  The Company enters into such contracts for hedging purposes only.  For hedges of intercompany loan payments, the Company has not elected hedge accounting due to the general short-term nature and predictability of the transactions, and records derivative gains and losses directly to the statement of operations.  At September 30, 2016 and June 30, 2016, the Company had outstanding forward contracts related to hedges of intercompany loans with both net unrealized gain (losses) of $(0.1) million, which approximate the unrealized gains and losses on the related loans.  The notional amounts of the Company’s forward contracts, by currency, are as follows:

	Notional Amount
	(in native currency)
Currency	September 30, 2016	June 30, 2016
Euro	1,040,670	2,476,683
British Pound Sterling	744,194	593,799

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

Asset Derivatives
	September 30, 2016		June 30, 2016
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Foreign exchange contracts	Other Assets	$4	Other Assets	$11

	Liability Derivatives
	September 30, 2016		June 30, 2016
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	$754	Accrued Liabilities	$1,038
Foreign exchange contracts	Accrued Liabilities	87	Accrued Liabilities	94
		$841		$1,132

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended
	September 30,
	2016	2015
Interest rate swaps	$163	$(552)
Foreign exchange contracts	(102)	74
	$61	$(478)

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to Net Income for the periods ended (in thousands):

Details about Accumulated
Other Comprehensive	Three Months Ended		Affected line item
Income (Loss) Components	September 30,		in the Statements
	2016	2015	of Operations
Interest rate swaps	$119	$128	Interest expense
Foreign exchange contracts	102	(8)	Cost of Sales
	$221	$120

11)

Retirement Benefits

The Company has defined benefit pension plans covering certain current and former employees both inside and outside of the U.S.  The Company’s pension plan for U.S. employees is frozen for substantially all participants and has been replaced with a defined contribution benefit plan.

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three months ended September 30, 2016 and 2015 consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Service cost	$1	$18	$9	$9
Interest cost	2,613	2,872	264	371
Expected return on plan assets	(3,440)	(3,467)	(297)	(337)
Recognized net actuarial loss	1,190	995	262	216
Amortization of prior service cost	-	4	(12)	(12)
Net periodic benefit cost	$364	$422	$226	$247

The Company expects to pay $1.4 million in contributions to its defined benefit plans during fiscal 2017.  Contributions of $0.2 million were made during the three months ended September 30, 2016 compared to $0.3 million during the three months ended September 30, 2015.  Required contributions of $0.8 million will be paid to the Company’s U.K. defined benefit plan during 2017.  The Company also expects to make contributions during the current fiscal year of $0.3 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively.

12)

Income Taxes

The Company's effective tax rate from continuing operations for the first quarter of 2017 was 28.5% compared with 28.7% for the prior year quarter.  The lower effective tax rate is primarily due to the U.S. R&D Credit that was permanently reinstated and included in fiscal year 2017 results whereas fiscal year 2016 reflected a period when the credit expired and was not included.

13)

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2016	2015
Basic - Average shares outstanding	12,674	12,660
Effect of dilutive securities:
Unvested, restricted stock awards	114	103
Diluted - Average shares outstanding	12,788	12,763

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share.  No options to purchase common stock were excluded as anti-dilutive from the calculation of diluted earnings per share for the three months ended September 30, 2016 and 2015, respectively.

Performance stock units of 29,607 and 33,653 for the three months ended September 30, 2016 and 2015, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

14)

Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	September 30, 2016	June 30, 2016
Foreign currency translation adjustment	$(25,802)	$(24,636)
Unrealized pension losses, net of tax	(91,558)	(92,698)
Unrealized losses on derivative instruments, net of tax	(467)	(641)
Total	$(117,827)	$(117,975)

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

•

Engraving – provides mold texturizing, slush molding tools, project management and design services, roll engraving, hygiene product tooling, low observation vents for stealth aircraft, and process machinery for a number of industries;

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

Net sales and income (loss) from continuing operations by segment for the three months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,
	Net Sales		Income from Operations
	2016	2015	2016	2015
Segment:
Food Service Equipment	$92,651	$107,213	$9,488	$14,024
Engraving	26,730	33,521	7,398	9,907
Engineering Technologies	18,721	18,711	1,496	675
Electronics	30,651	27,986	6,473	5,550
Hydraulics	10,847	10,967	2,129	1,976
Restructuring costs			(394)	(1,519)
Corporate			(6,820)	(7,510)
Sub-total	$179,600	$198,398	$19,770	$23,103
Interest expense			(697)	(644)
Other non-operating income			434	190
Income from continuing operations before income taxes			$19,507	$22,649

Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Income (loss) from operations by segment excludes interest expense and other non-operating income (expense).

The Company’s identifiable assets at September 30, 2016 and June 30, 2016 are as follows (in thousands):

	September 30, 2016	June 30, 2016
Food Service Equipment	$206,518	$206,875
Engraving	120,241	116,790
Engineering Technologies	144,770	144,362
Electronics	110,032	109,653
Hydraulics	27,260	26,282
Corporate & Other	84,138	86,495
Total	$692,959	$690,457

17)

Restructuring

The Company has undertaken cost reduction and facility consolidation initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

		Three Months Ended
		September 30, 2016
Fiscal 2017	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$23	$283	$306
Prior year initiatives	6	82	88
	$29	$365	$394

	Three Months Ended
	September 30, 2015
Fiscal 2016	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$34	$60	$94
Prior year initiatives	37	1,388	1,425
	$71	$1,448	$1,519

2017 Restructuring Initiatives

The Company continues to focus on our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions, facility closures, and consolidations.  The Company’s 2017 initiatives to date include optimization of our Engineering Technologies plants and reductions of personnel and plant movement at our China Electronics division.

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2016	$-	$-	$-
Additions and adjustments	23	262	285
Payments	(23)	(192)	(215)
Restructuring liabilities at September 30, 2016	$-	$70	$70

Prior Year Initiatives

The prior year initiatives yet to be completed include the movement of manufacturing from a legacy Canadian facility into the newly acquired Northlake facility, closure of a European facility within our Cooking division, and discontinuing of a product line at our Refrigeration group.

Activity in the reserve related to the prior year restructuring initiatives is as follows (in thousands):

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2016	$74	$256	$330
Additions and adjustments	48	(18)	30
Payments	(90)	(29)	(119)
Restructuring liabilities at September 30, 2016	$32	$209	$241

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2016			September 30, 2015
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment	$12	$75	$87	$-	$1,360	$1,360
Engraving	6	-	6	2	-	2
Engineering Technologies	-	185	185	34	-	34
Electronics Products	11	98	109	35	88	123
Hydraulics	-	-	-	-	-	-
Corporate	-	7	7	-	-	-
	$29	$365	$394	$71	$1,448	$1,519

We incurred severance and other costs of $0.4 million and $1.5 million associated with these activities during the three months ended September 30, 2016 and 2015 respectively.  Restructuring expense is expected to be $7.0 million for fiscal year 2017, of which $0.4 million was incurred for the three months ended September 30, 2016.

18)

Disposal of a Business

During the first quarter of fiscal year 2017, the Company sold its U.S. Roll Plate and Machinery business, as it was not strategic and did not meet our growth and return expectations.  This divestiture also allows the Company’s management to focus on higher growth and better return businesses within the Engraving segment.

During the fourth quarter of fiscal year 2016, the Company recorded a $7.3 million non-cash loss to adjust the net assets of the business to their net realizable value.  The expense is recorded as a component of Other Operating Income (Expense), net.  The sale of the business does not constitute a significant strategic shift that will have a major effect on the entity’s operations and financial results.

19)

Subsequent Event

On October 17, 2016, the Company acquired Horizon Scientific, Inc., (“Horizon”) a South Carolina-based supplier of laboratory refrigerators and freezers, as well as cryogenic equipment for the scientific, bio-medical and pharmaceutical markets for approximately $31million in cash.  The newly acquired business will become part of the Food Service Equipment segment.  Horizon expands access to the higher margin refrigeration markets represented by the faster growing scientific sector and will complement our existing scientific offerings in our Norlake division.

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

Overview

We are a leading manufacturer of a variety of products and services for diverse commercial and industrial markets.  We have five reportable segments: Food Service Equipment, Engraving, Engineering Technologies, Electronics, and Hydraulics.

Our long-term strategy is to build larger industrial platforms through a value creation system that assists management in meeting specific corporate and business unit financial and strategic performance goals in order to create, improve, and enhance shareholder value.  The Standex Value Creation System is a standard methodology which provides consistent tools used throughout the company in order to achieve our organization’s goals.  The value creation system has four components.  The Balanced Performance Plan process aligns annual goals throughout the business and provides a standard reporting, management and review process.  It is focused on setting and meeting annual and quarterly targets that support our short term and long term goals.  The Standex Growth Disciplines use a set of tools and processes including market maps, growth lane ways, and market tests to identify opportunities to expand the business organically and through acquisitions.  Standex Operational Excellence employs a standard playbook and processes, including LEAN, to eliminate waste and improve profitability, cash flow and customer satisfaction.  Finally, the Standex Talent Management process is an organizational development process that provides training, development, and succession planning for our employees throughout our worldwide organization.  The Standex Value Creation System ties all disciplines in the organization together under a common umbrella by providing standard tools and processes to deliver our business objectives:

•

It is our objective to grow larger and more profitable business units through both organic initiatives and acquisitions.  On an ongoing basis, we identify and implement organic growth initiatives such as new product development, geographic expansion, introduction of products and technologies into new markets and applications, key accounts and strategic sales channel partners.  Also, we have a long-term objective to create sizable business platforms by adding strategically aligned or “bolt on” acquisitions to strengthen the individual businesses, create both sales and cost synergies with our core business platforms, and accelerate their growth and margin improvement.  We have a particular focus on identifying and investing in opportunities that complement our products and will increase the global presence and capabilities of our businesses.  From time to time we have divested and likely will continue to divest businesses that we feel are not strategic or do not meet our growth and return expectations.

o

As part of this ongoing strategy, subsequent to our first quarter 2017, we acquired Horizon Scientific, Inc., (“Horizon”) a South Carolina-based supplier of laboratory refrigerators and freezers, as well as cryogenic equipment for the scientific, bio-medical and pharmaceutical markets.  This newly acquired business will become part of the Food Service Equipment segment.  Horizon expands access to the higher margin refrigeration markets represented by the growing scientific sector; bio-medical and pharmaceutical temperature and will complement our existing scientific offerings in our Norlake division.

o

During the first quarter of fiscal year 2017, we sold our U.S. Roll Plate and Machinery business as it was not strategic, and did not meet our growth and return expectations.  This divestiture also allows our Engraving management to focus on higher growth and better return businesses within the segment.  In preparation of this sale during the fourth quarter of 2016, we adjusted the net assets of the business to their net realizable value.

•

We create “Customer Intimacy” by utilizing the Standex Growth Disciplines to partner with our customers in order to develop and deliver custom solutions or engineered components that provide technology-driven solutions to our customers.  This relationship generally provides us with the ability to improve sales and grow profits over time to provide operating margins that enhance shareholder returns.  Further, we have made a priority of developing new sales channels and leveraging strategic customer relationships.

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

Restructuring expenses reflect costs associated with the Company’s efforts to continuously improve operational efficiency and expand globally in order to remain competitive in the end-user markets we serve.  Each year the Company incurs costs for actions to size its businesses to a level appropriate for current economic conditions and to improve its cost structure to enhance our competitive position and operating margins.  Such expenses include costs for moving facilities to low-cost locations, starting up plants after relocation, or downsizing operations because of changing economic conditions, and other costs resulting from asset redeployment decisions.  Shutdown costs include severance, benefits, stay bonuses, lease and contract terminations, asset write-downs, costs of moving fixed assets, and moving and relocation costs. Vacant facility costs include maintenance, utilities, property taxes, and other costs.

Because of the diversity of the Company’s businesses, end user markets and geographic locations, management does not use specific external indices to predict the future performance of the Company, other than general information about broad macroeconomic trends.  Each of our individual business units serves niche markets and attempts to identify trends other than general business and economic conditions which are specific to its business and which could impact their performance.  Those units report pertinent information to senior management, which uses it to the extent relevant to assess the future performance of the Company.  A description of any such material trends is described below in the applicable segment analysis.

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

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations

	Three Months Ended
(Dollar amounts in thousands, except	September 30,
percentages)	2016	2015
Net sales	$179,600	$198,398
Gross profit margin	34.4%	34.6%
Income from operations	19,770	23,103

Three Months Ended
(In thousands)	September 30, 2016
Net sales, prior year period	$198,398
Components of change in sales:
Effect of exchange rates	(1,410)
Divestiture of a business	(4,276)
Effect of acquisitions	2,717
Organic sales change	(15,829)
Net sales, current period	$179,600

Net sales for the first quarter of 2017 decreased $18.8 million, or 9.5%, when compared to the prior year period.  The organic sales decline was primarily centered around three items.  First, the refrigeration business was impacted by retail consolidation and lower quick service restaurant spend.  Second, the cooking business rollout to a large grocery store customer in the prior year quarter which did not repeat.  Third, prior year quarter sales in the Engraving business included spillover demand from the fourth quarter of fiscal 2015.

Gross Profit Margin

Our gross margin for the first quarter of 2017 was 34.4% compared to the prior year quarter of 34.6%.  Gross margin slightly decreased 0.2% primarily due to sales mix.  Gross profit was negatively impacted by increased U.S. health insurance costs of $0.9 million for the quarter.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) for the first quarter of 2017 were $41.6 million, or 23.2% of sales, compared to $43.9 million, or 22.1% of sales, during the prior year quarter.  The decline in SG&A expenses during the quarter is due to reduced selling and distribution expense as a result of the decline in sales volume.  SG&A was negatively impacted by increased U.S. health insurance costs of $0.4 million for the quarter.

Income from Operations

Income from operations for the first quarter of 2017 was $19.8 million compared to $23.1 million during the prior year quarter.  The decrease of $3.3 million or 14.4% is primarily due to sales volume declines along with increased U.S. health insurance expenses of $1.3 million.  Effective January 2017 we have negotiated a fully insured U.S. health insurance plan which is anticipated to reduce the volatility in costs we have experienced during calendar year 2016 under our self-insurance plan.

Interest Expense

Interest expense for the first quarter of 2017 was $0.7 million compared to $0.6 million during the prior quarter.

Income Taxes

The Company's effective tax rate from continuing operations for the first quarter of 2017 was 28.5% compared with 28.7% for the prior year quarter.  The lower effective tax rate is primarily due to the U.S. R&D Credit that was permanently reinstated and included in fiscal year 2017 results whereas fiscal year 2016 reflected a period when the credit expired and was not included.

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

	As of September 30,
(In thousands)	2016	2015
Food Service Equipment	$38,852	$38,961
Engraving	15,091	22,437
Engineering Technologies	89,897	96,614
Electronics	43,557	35,529
Hydraulics	4,267	4,994
Total	191,664	198,535
Net realizable beyond one year	31,785	31,757
Net realizable within one year	$159,879	$166,778

Backlog realizable within one year decreased $6.9 million, or 4.1%, to $159.9 million at September 30, 2016 from $166.8 million at September 30, 2015.

The backlog decrease is primarily due to (i) Engineering Technologies reduction in backlog over one year due to timing of orders, (ii) the elimination of backlog associated with our disposed Roll Plate and Machinery business at our Engraving segment, (iii) partially offset by the acquisition of Northlake at our Electronics division.

Segment Analysis

Food Service Equipment Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2016	2015	Change
Net sales	$ 92,651	$ 107,213	-13.6%
Income from operations	9,488	14,024	-32.3%
Operating income margin	10.2%	13.1%

Net sales in the first quarter of fiscal year 2017 decreased $14.6 million, or 13.6%, when compared to the prior year quarter.  Sales in the Refrigerated Solutions business declined by 19.6% due to the customer consolidation and lower quick service restaurant spend.  The Cooking Solutions business sales fell 10.9% in the quarter, driven by prior year grocery store rollouts with our BKI product that were not repeated in first quarter and order timing within our National accounts.  Our Specialty Solutions business sales were flat year-over-year as higher sales in the beverage pump business offset merchandising sales shortfalls.

As mentioned last quarter, we anticipate that refrigeration sales to national chains will continue to remain weak in the near term due to seasonal slowdown, the strong U.S. dollar, and a continued reduction in capital spending by our customers.  We expect to lap year-over-year declines in the third quarter.

Income from operations in the first quarter of fiscal 2017 decreased $4.5 million, or 32.3%, when compared to the prior year quarter.  The operating income decline is primarily a result of sales volume declines.

Engraving Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2016	2015	Change
Net sales	$ 26,730	$ 33,521	-20.3%
Income from operations	7,398	9,907	-25.3%
Operating income margin	27.7%	29.6%

Net sales for the first quarter of 2017 decreased by $6.8 million, or 20.3%, when compared to the prior year quarter.  The decrease is primarily due to the divestiture of the U.S. Roll Plate and Machinery business that had prior year quarterly sales of $4.3 million.  We also experienced a reduction of $2.1 million to mold texturizing markets in North America.  Prior year sales in the Engraving business included spillover demand of $2.5 million from the fourth quarter of fiscal 2015.

Income from operations in the first quarter of fiscal 2017 decreased $2.5 million, or 25.3%, when compared to the prior year quarter.  The operating income decline is primarily a result of sales volume declines.  We expect sales growth and operating income increases in the remainder of fiscal year 2017 in traditional and non-traditional offerings (Architexture, nickel shell, laser and weld and polish) due to increased demand in all regions.

Engineering Technologies Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2016	2015	Change
Net sales	$ 18,721	$ 18,711	0.1%
Income from operations	1,496	675	121.6%
Operating income margin	8.0%	3.6%

Net sales in the first quarter of fiscal year 2017 were flat when compared to the prior year quarter.  Sales distribution by market for the quarter was as follows: 44% aviation, 27% space, 11% energy, 8% medical, 10% other markets.  Sales in the aviation market were up 7.6% compared to the prior year.  Aviation sales were impacted by push-out of demand from a large engine customer that has been experiencing new platform production delays.   Aviation remains a growth market for the segment as we expect other customers to make up the shortfall.

Income from operations in the first quarter of 2017 increased by $0.8 million, or 121.6%, when compared to the prior year quarter.  The increase was a result of margin improvements in the aviation market, product mix improvements in the U.K., and cost reduction programs implemented as a result of the depressed energy market.

Electronics Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2016	2015	Change
Net sales	$ 30,651	$ 27,986	9.5%
Income from operations	6,473	5,550	16.6%
Operating income margin	21.1%	19.8%

Net sales in the first quarter fiscal year 2017 increased by $2.7 million, or 9.5%, when compared to the prior year quarter.  Acquisition sales growth was $2.7 million during the quarter.  Organic sales growth was $0.2 million.  The organic sales growth came from improvement in Europe offset by softness in North America and Asia.  We anticipate these regional trends to continue with a net organic sales increases for the remainder of our fiscal year.

Income from operations in the first quarter fiscal year 2017 increased by $0.9 million, or 16.6%, when compared to the prior year quarter.  Operating income was higher as a result of leverage from sales mix and organic sales growth, incremental Northlake volume, and operating cost savings initiatives.

Hydraulics Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2016	2015	Change
Net sales	$ 10,847	$ 10,967	-1.1%
Income from operations	2,129	1,976	7.7%
Operating income margin	19.6%	18.0%

Net sales in the first quarter of fiscal year 2017 decreased $0.1 million, or 1.1%, when compared to the prior year quarter.  Sales distribution by market for the quarter was as follows: 38% dump truck and trailer, 25% refuse, 23% aftermarket, 8% export and 6% other markets.  Some softening in the dump truck and trailer market as well as the ordering cycle of a key refuse customer attributed to the slight sales decline.  We anticipate softening demand in the dump truck and trailer market to continue for the remainder of the fiscal year.

Income from operations in the first quarter of fiscal year 2017 increased $0.2 million, or 7.7%, when compared to the prior year quarter.  The increase to income from operations during the first quarter is primarily due to cost containment in our factories and leveraging growth in aftermarket sales.

Corporate and Other

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2016	2015	Change
Income (loss) from operations:
Corporate	$ (6,820)	$ (7,510)	-9.2%
Restructuring	(394)	(1,519)	-74.1%

Corporate expenses in the first quarter of fiscal year 2017 decreased by $0.7 million, or 9.2%, when compared to the prior year quarter.  The decrease is primarily due to the absence of management transition costs associated with onboarding multiple executive positions in the prior year.

During the first quarter of fiscal year 2017, we incurred consolidated restructuring expenses of $0.4 million related to the realignment of functions and production capacity in our Engineering Technologies and Electronics segments.

Discontinued Operations

In pursuing our business strategy, we have divested certain businesses and recorded activities of these businesses as discontinued operations.

Discontinued operations for the three months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended
	September 30,
(In thousands)	2016	2015
Net sales	$-	$-
Pre-tax earnings	(62)	(248)
(Provision) benefit for taxes	12	88
Net earnings (loss) from discontinued operations	$(50)	$(160)

Liquidity and Capital Resources

At September 30, 2016, our total cash balance was $121.3 million, of which $114.4 million was held by foreign subsidiaries.  The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.  Our current plans are not expected to require a repatriation of cash to fund our U.S. operations and as a result, we intend to indefinitely reinvest our foreign earnings to fund our overseas growth.  If the undistributed earnings of our foreign subsidiaries are needed for operations in the United States we would be required to accrue and pay U.S. taxes upon repatriation.

Net cash provided by continuing operating activities for the three months ended September 30, 2016, was $1.1 million compared to $7.9 million in the prior year.  During the current year, we generated $19.7 million from income statement activities and used $13.0 million of cash to fund working capital increases.  Cash flow used in investing activities for the three months ended September 30, 2016, was $6.4 million and consisted primarily of cash used for capital expenditures of $7.1 million partially offset by proceeds of $0.7 million related to the divestiture of the U.S. Roll Plate and Machinery business.  Cash inflows provided by financing activities for the three months ended September 30, 2016 were $5.3 million and included net borrowings of $12.0 million, cash paid for dividends of $1.8 million and other stock based activity, including stock repurchases, of $4.9 million.

The Company Amended its Credit Agreement (“Credit Facility”, or “facility”) during fiscal year 2015.  This five-year Credit Facility expires in December 2019 and has a borrowing limit of $400 million, which can be increased by an amount of up to $100 million, in accordance with specified conditions.  The facility also includes a $10 million sublimit for swing line loans and a $30 million sublimit for letters of credit.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of September 30, 2016, the Company has used $8.4 million against the letter of credit sub-facility and had the ability to borrow $221.9 million under the facility based on our current trailing twelve month EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 3.0:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to $7.5 million, and unlimited non-cash charges including gains or losses on sale of property and goodwill adjustments.  At September 30, 2016, the Company’s Interest Coverage Ratio was 26.77:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  At September 30, 2016, the Company’s Leverage Ratio was 1.18:1.

As of September 30, 2016, we had borrowings under our facility of $104.2 million and the effective rate of interest for outstanding borrowings under the facility was 1.81%.  Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect to spend between $26.0 and $28.0 million on capital expenditures during 2017, and expect that depreciation and amortization expense will be between $15.0 and $16.0 million and $3.0 and $4.0 million, respectively.

In order to manage our interest rate exposure, we are party to $50.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.43%.

The following table sets forth our capitalization at September 30, 2016 and June 30, 2016:

(In thousands)	September 30, 2016	June 30, 2016
Long-term debt	$104,208	$92,114
Less cash and cash equivalents	121,253	121,988
Net debt (cash)	(17,045)	(29,874)
Stockholders' equity	378,663	369,959
Total capitalization	$361,618	$340,085

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $199.6 million at September 30, 2016, as compared to $197.9 million at the most recent measurement date, which occurred as of June 30, 2016.  The next measurement date to determine plan assets and benefit obligations will be on June 30, 2017.

At September 30, 2016, we do not expect to make mandatory contributions to the U.S pension plan until at least 2019.  The Company expects to pay $1.4 million in contributions to its defined benefit plans during fiscal 2017.  Contributions of $0.2 million were made during the three months ended September 30, 2016 compared to $0.3 million during the three months ended September 30, 2015.  Required contributions of $0.8 million will be paid to the Company’s U.K. defined benefit plan during fiscal year 2017.  The Company also expects to make voluntary contributions during the current fiscal year of $0.3 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively.  Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for six retired executives.  Current executives and new hires are not eligible for this program.  At September 30, 2016 the underlying policies had a cash surrender value of $19.8 million and are reported net of loans of $10.2 million for which we have the legal right of offset, these amounts are reported net on our balance sheet.

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

Foreign Currency Translation – Our primary functional currencies used by our non-U.S. subsidiaries are the Euro, Chinese (Yuan), British Pound Sterling (Pound), Canadian dollar, and Mexican (Peso).

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

Employee Relations – The Company has labor agreements with a number of union locals in the United States and a number of European employees belong to European trade unions.  There are two union contracts in the U.S. expiring during fiscal year 2017.  The first has been successfully negotiated in July of 2016 and the second is under extension at this time.

Critical Accounting Policies

The condensed consolidated financial statements include the accounts of Standex International Corporation and all of its subsidiaries.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements.  Although we believe that materially different amounts would not be reported due to the accounting policies adopted, the application of certain accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  Our Annual Report on Form 10-K for the year ended June 30, 2016 lists a number of accounting policies which we believe to be the most critical.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend payments, loan payments, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At September 30, 2016, the fair value, in the aggregate, of the Company’s open foreign exchange contracts was a liability of $0.1 million.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at September 30, 2016, would not result in a material change in our operations, financial position, or cash flows.  We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we use interest rate swap agreements to modify our exposure to interest rate movements.  The Company’s currently effective swap agreements convert our base borrowing rate on $50.0 million of debt due under our Credit Agreement from a variable rate equal to LIBOR to a weighted average rate of 1.43% at September 30, 2016.

The Company’s effective rate on variable-rate borrowings, including the impact of interest rate swaps, under the revolving credit agreement increased from 1.76% at June 30, 2016 to 1.81% at September 30, 2016.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of September 30, 2016, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.

CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition.  During the second quarter of fiscal year 2016 the Company acquired all of the outstanding stock of Northlake Engineering, Inc., (“Northlake”) on October 1, 2015.  Northlake represents less than 1.7% of the Company's consolidated revenue for the three months ended September 30, 2016 and approximately 2.5% of the Company's consolidated assets at September 30, 2016. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2016 excludes any evaluation of the internal control over financial reporting of Northlake.

There was no change in the Company's internal control over financial reporting during the quarterly period ended September 30, 2016 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended September 30, 2016
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total cumulative number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 - July 31, 2016	1,000	$ 85.64	1,000	$ 97,446,309

August 1 - August 31, 2016	7,754	$ 83.88	8,754	96,795,903

September 1 - September 30, 2016	57,806	$ 85.48	66,560	91,854,647

Total	66,560	$ 85.30	66,560	$ 91,854,647

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

ITEM 6.  EXHIBITS

(a)

Exhibits

10

Stock Purchase Agreement dated as of October 17, 2016 by and between Standex International Corporation, as buyer, and Greg Deutschmann, as seller, of Horizon Scientific, Inc.

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

STANDEX INTERNATIONAL CORPORATION

Date:	October 28, 2016	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	October 28, 2016	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer/Assistant Treasurer

1