Form 10-Q
period 2016-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 2017-02-03
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

The number of shares of Registrant's Common Stock outstanding on January 30, 2017 was 12,749,065

STANDEX INTERNATIONAL CORPORATION

INDEX

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Unaudited Condensed Consolidated Balance Sheets as of

December 31, 2016 and June 30, 2016

2

Unaudited Condensed Consolidated Statements of Operations for the

Three and Six Months Ended December 31, 2016 and 2015

3

Unaudited Condensed Consolidated Statements of Comprehensive Income for the

Three and Six Months Ended December 31, 2016 and 2015

4

Unaudited Condensed Consolidated Statements of Cash Flows for the

Six Months Ended December 31, 2016 and 2015

5

Notes to Unaudited Condensed Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

20

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

32

Item 4.

Controls and Procedures

33

PART II.

OTHER INFORMATION:

Item 1a.

Risk Factors

33

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

33

Item 6.

Exhibits

34

PART I. FINANCIAL INFORMATION
ITEM 1

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share data)	December 31, 2016	June 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$121,301	$121,988
Accounts receivable, net of reserve of
$2,217 and $2,119 at December 31, 2016 and June 30, 2016	99,183	103,974
Inventories	110,952	105,402
Prepaid expenses and other current assets	6,318	4,784
Income taxes receivable	5,674	1,325
Deferred tax asset	14,607	16,013
Assets held for sale	-	2,363
Total current assets	358,035	355,849
Property, plant, and equipment, net	110,530	106,686
Intangible assets, net	55,449	40,412
Goodwill	161,017	157,354
Deferred tax asset	2,663	11,361
Other non-current assets	23,035	18,795
Total non-current assets	352,694	334,608
Total assets	$710,729	$690,457

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$60,140	$77,099
Accrued liabilities	53,588	50,785
Income taxes payable	3,264	4,695
Liabilities held for sale	-	1,528
Total current liabilities	116,992	134,107
Long-term debt	124,295	92,114
Accrued pension and other non-current liabilities	90,744	94,277
Total non-current liabilities	215,039	186,391
Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000
shares authorized, 27,984,278 issued, 12,664,281 and
12,674,458 outstanding at December 31, 2016 and June 30, 2016	41,976	41,976
Additional paid-in capital	55,096	52,374
Retained earnings	698,327	678,002
Accumulated other comprehensive loss	(126,694)	(117,975)
Treasury shares: 15,319,997 shares at December 31, 2016
and 15,309,820 shares at June 30, 2016	(290,007)	(284,418)
Total stockholders' equity	378,698	369,959
Total liabilities and stockholders' equity	$710,729	$690,457

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2016	2015	2016	2015
Net sales	$173,854	$181,948	$353,454	$380,346
Cost of sales	116,960	123,713	234,784	253,559
Gross profit	56,894	58,235	118,670	126,787
Selling, general, and administrative expenses	40,493	40,696	82,105	84,626
Acquisition related costs	1,503	-	1,503	-
Restructuring costs	1,664	1,477	2,058	2,996
Total operating expenses	43,660	42,173	85,666	87,622
Income from operations	13,234	16,062	33,004	39,165
Interest expense	(850)	(731)	(1,547)	(1,375)
Other non-operating income, net	332	294	766	484
Income from continuing operations before income taxes	12,716	15,625	32,223	38,274
Provision for income taxes	2,458	3,179	8,014	9,687
Income from continuing operations	10,258	12,446	24,209	28,587
Income (loss) from discontinued operations, net of income taxes	6	(75)	(44)	(235)
Net income	$10,264	$12,371	$24,165	$28,352

Basic earnings (loss) per share:
Continuing operations	$0.81	$0.98	$1.91	$2.26
Discontinued operations	-	(0.01)	-	(0.02)
Total	$0.81	$0.97	$1.91	$2.24
Diluted earnings (loss) per share:
Continuing operations	$0.80	$0.97	$1.90	$2.24
Discontinued operations	-	(0.01)	-	(0.02)
Total	$0.80	$0.96	$1.90	$2.22

Cash dividends per share	$0.16	$0.14	$0.30	$0.26

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2016	2015	2016	2015
Net income (loss)	$10,264	$12,371	$24,165	$28,352
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$516	$261	$631	$557
Amortization of unrecognized costs	1,427	1,199	2,867	2,402
Derivative instruments:
Change in unrealized gains and (losses)	493	434	554	(44)
Amortization of unrealized gains and into interest expense	83	107	304	227
Foreign currency translation gains (losses)	(10,441)	(4,781)	(11,607)	(10,919)
Other comprehensive income (loss) before tax	$(7,922)	$(2,780)	$(7,251)	$(7,777)

Income tax provision (benefit):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$(224)	$(57)	$(134)	$(115)
Amortization of unrecognized costs	(502)	(423)	(1,008)	(845)
Derivative instruments:
Change in unrealized gains and (losses)	(188)	(166)	(211)	16
Amortization of unrealized gains and (losses) into interest expense	(32)	(40)	(116)	(86)
Income tax provision (benefit) to other comprehensive income (loss)	$(946)	$(686)	$(1,469)	$(1,030)

Other comprehensive loss, net of tax	(8,868)	(3,466)	(8,720)	(8,807)
Comprehensive income	$1,396	$8,905	$15,445	$19,545

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	December 31,
(In thousands)	2016	2015
Cash flows from operating activities
Net income	$24,165	$28,352
Loss from discontinued operations	44	235
Income from continuing operations	24,209	28,587
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,044	8,804
Stock-based compensation	2,843	2,806
Non-cash portion of restructuring charge	42	1,941
Excess tax benefit from share-based payment activity	(577)	(809)
Contributions to defined benefit plans	(624)	(645)
Net changes in operating assets and liabilities	(14,671)	(9,817)
Net cash provided by operating activities - continuing operations	20,266	30,867
Net cash used in operating activities - discontinued operations	(227)	(652)
Net cash provided by operating activities	20,039	30,215
Cash flows from investing activities
Expenditures for property, plant, and equipment	(13,029)	(8,724)
Expenditures for acquisitions, net of cash acquired	(24,660)	(13,544)
Proceeds from sales of real estate and equipment	24	235
Disposition of a business	652	-
Net cash used in investing activities - continuing operations	(37,013)	(22,033)
Net cash provided by investing activities - discontinued operations	-	2,803
Net cash used in investing activities	(37,013)	(19,230)
Cash flows from financing activities
Borrowings on revolving credit facility	73,000	48,500
Payments of revolving credit facility	(41,000)	(41,500)
Activity under share-based payment plans	618	745
Excess tax benefit from share-based payment activity	577	809
Purchases of treasury stock	(6,905)	(3,053)
Cash dividends paid	(3,798)	(3,294)
Net cash provided by financing activities	22,492	2,207
Effect of exchange rate changes on cash and cash equivalents	(6,205)	(5,106)
Net change in cash and cash equivalents	(687)	8,086
Cash and cash equivalents at beginning of year	121,988	96,128
Cash and cash equivalents at end of period	$121,301	$104,214

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$1,272	$1,094
Income taxes, net of refunds	$9,207	$14,925

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and six months ended December 31, 2016 and 2015, the cash flows for the six months ended December 31, 2016 and 2015 and the financial position of Standex International Corporation (“Standex”, the “Company”, “we”, “us”, or “our”), at December 31, 2016.  The interim results are not necessarily indicative of results for a full year.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2016.  The condensed consolidated balance sheet at June 30, 2016 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2016.  Certain prior period amounts have been reclassified to conform to the current period presentation.  Unless otherwise noted, references to years are to the Company’s fiscal years.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, its final standard on revenue from contracts with customers.  ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract, and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification.  ASU 2014-09 also requires significantly expanded disclosures about revenue recognition.  This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  The Company is currently assessing the potential impact of the adoption of ASU 2014-09 on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and deferred tax assets are required to be classified as non-current on the consolidated balance sheet. ASU 2015-17 will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016 with early adoption permitted.  The Company is currently assessing the potential impact of the adoption of ASU 2015-17 on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases.  The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently assessing the potential impact of the adoption of ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718).  The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement.  This change eliminates the notion of the additional paid-in capital pool and reduces the complexity in accounting for excess tax benefits and tax deficiencies.  The new standard is effective for public companies for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, however, early adoption is allowed.  The Company is currently assessing the potential impact of the adoption of ASU 2016-09 on its consolidated financial statements.

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments (a consensus of the emerging issues take force).  This standard is effective for fiscal years beginning after December 15, 2017.  The standard requires a retrospective application and early adoption is acceptable.  The Company is continuing to evaluate the impact of adopting ASU 2016-15 on its consolidated financial statements.

2)

Acquisitions

The Company’s recent acquisitions are strategically significant to the future growth prospects of the Company, however at the closing date of each acquisition and December 31, 2016, historical results of the acquired Companies both individually and in the aggregate, were immaterial to the Company’s consolidated financial results.  Pro forma results of operations have not been presented due to the immaterial impact the amounts would have had on the Company's historical results of operations.

Horizon Scientific

During the second quarter of fiscal year 2017, the Company acquired Horizon Scientific, Inc., (“Horizon”), a supplier of laboratory refrigerators and freezers, as well as cryogenic equipment for the scientific, bio-medical and pharmaceutical markets.  We believe the acquisition of Horizon enhances Standex’s penetration of the refrigeration markets in the growing scientific sector. We have included the operating results of Horizon in our Food Service Equipment segment in our Condensed Consolidated Financial Statements.

The Company paid $24.7 million in cash, net of cash acquired, for 100% of the outstanding stock of Horizon. The final purchase price is subject to cash and net working capital adjustments that have not yet been finalized along with deferred consideration of up to $8.4 million.  The preliminary purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values on the closing date.  Goodwill recorded from this transaction is attributable to potential revenue increases from synergies with our existing customer base and channel partners.

Intangible assets of $17.6 million have been preliminarily recorded, consisting of $16.1 million of customer relationships which are expected to be amortized over a period of fifteen years, $1.2 million of trademarks which are indefinite lived, and $0.3 million of product order backlog which is expected to be amortized during the current fiscal year.  The goodwill of $5.5 million created by the transaction is not deductible for income tax purposes.

The components of the fair value of the Horizon acquisition, including the preliminary allocation of the purchase price at December 31, 2016, are as follows (in thousands):

Preliminary Allocation
Fair value of business combination:
Cash payments	$26,457
Less: cash acquired	(1,797)
Total	$24,660
Identifiable assets acquired and liabilities assumed:
Current assets	$4,863
Inventories	4,470
Property, plant, and equipment	1,616
Identifiable intangible assets	17,550
Goodwill	5,452
Liabilities assumed	(2,374)
Deferred taxes	(6,917)
Total	$24,660

Transaction costs associated with this acquisition were immaterial.  All transaction costs have been recorded as general and administrative expense for the three and six months ended December 31, 2016.

The initial allocation of the purchase price is based upon a preliminary valuation, and accordingly, our estimates and assumptions are subject to change as we obtain additional information during the measurement period and complete the valuation of intangible assets.  The Company anticipates finalizing the purchase price allocation during the current fiscal year.

Northlake

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

The components of the fair value of the Northlake acquisition, including the allocation of the purchase price is as follows (in thousands):

Final
Fair value of business combination:
Cash payments	$14,015
Less: cash acquired	(315)
Total	$13,700
Identifiable assets acquired and liabilities assumed:
Current assets	$2,810
Property, plant, and equipment	1,407
Identifiable intangible assets	6,824
Goodwill	5,121
Other non-current assets	158
Liabilities assumed	(2,620)
Final payments	-
Total	$13,700

Acquisition-Related Costs

Acquisition-related costs include costs related to acquired businesses and other pending acquisitions.  These costs consist of (i) deferred compensation and (ii) acquisition-related professional service fees and expenses, including financial advisory, legal, accounting, and other outside services incurred in connection with acquisition activities, and regulatory matters related to acquired entities.  These costs do not include purchase accounting expenses, which we define as acquired backlog and the step-up of inventory to fair value, or the amortization of the acquired intangible assets.

Deferred compensation costs relate to payments due to the Horizon seller of $2.8 million on the second anniversary and $5.6 million on the third anniversary of the closing date of the purchase.  The deferred compensation costs of $0.7 million recorded in the three and six months ended December 31, 2016 are the estimated deferred compensation earned by the Horizon seller to date.  The payments are contingent on the seller remaining an employee of the Company with limited exceptions at each anniversary date.

The components of acquisition-related costs, net are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Deferred compensation arrangements	$703	$-	$703	$-
Acquisition-related costs	800	-	800	-
Total	$1,503	$-	$1,503	$-

3)

Discontinued Operations

In pursuing our business strategy, we have divested certain businesses and recorded activities of these businesses as discontinued operations.

Discontinued operations for the three and six months ended December 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net sales	$-	$-	$-	$-
Pre-tax earnings	13	(94)	(49)	(342)
(Provision) benefit for taxes	(7)	19	5	107
Net earnings (loss) from discontinued operations	$6	$(75)	$(44)	$(235)

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

Assets and liabilities related to discontinued operations appear in our Unaudited Condensed Consolidated Balance Sheets as follows (in thousands):

	December 31, 2016	June 30, 2016
Other non-current assets	14	14
Accrued expenses	1,060	1,204
Accrued pension and other non-current liabilities	-	55

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

Assets and liabilities recorded at fair value in the Unaudited Condensed Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values.  Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities and the methodologies used in valuation are as follows:

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

There were no transfers of assets or liabilities between level 1 and level 2 of the fair value measurement hierarchy at December 31, 2016 and June 30, 2016.  The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.  Items presented at fair value at December 31, 2016 and June 30, 2016 consisted of the following (in thousands):

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,245	$2,245	$-	$-

Liabilities
Foreign exchange contracts	$70	$-	$70	$-
Interest rate swaps	287	-	287	-
Contingent acquisition payments (a)	703	-	-	703

	June 30, 2016
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,333	$2,333	$-	$-
Foreign exchange contracts	11	-	11	-

Liabilities
Foreign exchange contracts	$94	$-	$94	$-
Interest rate swaps	1,038	-	1,038	-

(a)  The fair value of our contingent consideration arrangement is determined based on our evaluation as to the probability and amount of any deferred compensation that has been earned to date.

Our financial liabilities based upon Level 3 inputs include a contingent consideration arrangement relating to our acquisition of Horizon.  We are contractually obligated to pay contingent consideration payments based on the criteria of continued employment of the seller on the second and third anniversary of the closing date of the acquisition.  We will update our assumptions each reporting period based on new developments and record such amounts at fair value based on the revised assumptions until the consideration is paid.

Contingent acquisition payment liabilities are scheduled to be paid in periods through fiscal year 2020.  As of December 31, 2016, we could be required to pay up to $8.4 million for contingent consideration arrangements if specific criteria are achieved.  We have determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.  The fair value of the contingent consideration liability associated with future payments was based on several factors, the most significant of which are continued employment of the seller and the risk-adjusted discount rate for the fair value measurement.  As of December 31, 2016, neither the amount recognized for the contingent consideration arrangement, nor the range of outcomes or the assumptions used to develop the estimate had changed.

5)

Inventories

Inventories are comprised of the following (in thousands):

	December 31, 2016	June 30, 2016
Raw materials	$49,624	$46,616
Work in process	28,527	26,541
Finished goods	32,801	32,245
Total	$110,952	$105,402

Distribution costs associated with the sale of inventory, which are recorded as a component of selling, general and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations, were $4.6 million and $9.6 million for the three and six months ended December 31, 2016, respectively and $4.9 million and $10.6 million for the three and six months ended December 31, 2015, respectively.

6)

Goodwill

Changes to goodwill during the period ended December 31, 2016 were as follows (in thousands):

	June 30, 2016	Acquisition	Translation Adjustment	December 31, 2016
Food Service Equipment	$56,804	$5,452	$-	$62,256
Engraving	19,935	-	(88)	19,847
Engineering Technologies	44,321	-	(676)	43,645
Electronics	33,235	-	(1,025)	32,210
Hydraulics	3,059	-	-	3,059
Total	$157,354	$5,452	$(1,789)	$161,017

7)

Intangible Assets

Intangible assets consist of the following (in thousands):

	Customer Relationships	Trademarks	Other	Total
December 31, 2016
Cost	$61,756	$18,334	$4,355	$84,445
Accumulated amortization	(26,234)	-	(2,762)	(28,996)
Balance, December 31, 2016	$35,522	$18,334	$1,593	$55,449

June 30, 2016
Cost	$46,297	$17,263	$4,471	$68,031
Accumulated amortization	(24,892)	-	(2,727)	(27,619)
Balance, June 30, 2015	$21,405	$17,263	$1,744	$40,412

Amortization expense for the three months ended December 31, 2016 and 2015 was $1.1 million and $0.8 million, respectively.  Amortization expense for the six months ended December 31, 2016 and 2015 was $2.0 million and $1.6 million, respectively.  At December 31, 2016, amortization expense of current intangible assets is estimated to be $2.2 million for the remainder of fiscal year 2017, $4.6 million in 2018, $4.6 million in 2019, $4.1 million in 2020, $3.6 million in 2021 and $17.8 million thereafter.

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

The changes in warranty reserve, which are recorded as a component of accrued liabilities, as of December 31, 2016 and year ended June 30, 2016, were as follows (in thousands):

	December 31, 2016	June 30, 2016
Balance at beginning of year	$9,085	$7,436
Acquisitions and other	296	(5)
Warranty expense	3,965	13,503
Warranty claims	(4,481)	(11,849)
Balance at end of period	$8,865	$9,085

9)

Debt

Long-term debt is comprised of the following (in thousands):

	December 31, 2016	June 30, 2016
Bank credit agreements	$125,000	$93,000
Other	12	18
Total funded debt	125,012	93,018
Issuance Cost	(717)	(904)
Total long-term debt	$124,295	$92,114

The Company’s debt payments are due as follows (in thousands):

Fiscal Year	December 31, 2016
2017	$6
2018	6
2019	-
2020	125,000
2021	-
Thereafter	-
Funded Debt	125,012
Issuance cost	(717)
Debt net of issuance cost	$124,295

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

At December 31, 2016, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $8.4 million and had the ability to borrow $213.1 million based on the trailing twelve months EBITDA per the credit agreement.  At December 31, 2016, the carrying value of the current borrowings under the facility approximates fair value.

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

The Company’s effective swap agreements convert the base borrowing rate on $50 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 1.43% at December 31, 2016.  The fair value of the swaps recognized in accrued expenses and in other comprehensive income is as follows (in thousands, except percentages):

				Fair Value
Effective Date	Notional Amount	Fixed Rate	Maturity	December 31, 2016	June 30, 2016
December 19, 2014	20,000	1.18%	December 19, 2017	$(47)	$(201)
December 19, 2014	5,000	1.20%	December 19, 2017	(13)	(52)
December 18, 2015	15,000	1.46%	December 19, 2018	(68)	(325)
December 19, 2015	10,000	2.01%	December 19, 2019	(158)	(460)
				$(286)	$(1,038)

The Company reported no losses for the three and six months ended December 31, 2016, as a result of hedge ineffectiveness.  Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign sales, foreign purchases of materials, and loan payments to and from subsidiaries.  The Company enters into such contracts for hedging purposes only.  For hedges of intercompany loan payments, the Company has not elected hedge accounting due to the general short-term nature and predictability of the transactions, and records derivative gains and losses directly to the Unaudited Condensed Consolidated Statements of Operations.  At December 31, 2016 and June 30, 2016, the Company had outstanding forward contracts related to hedges of intercompany loans with both net unrealized gain (losses) of $(0.1) million, which approximate the unrealized gains and losses on the related loans.  The notional amounts of the Company’s forward contracts, by currency, are as follows:

	Notional Amount
	(in native currency)
Currency	December 31, 2016	June 30, 2016
Euro	199,904	2,476,683
British Pound Sterling	247,852	593,799

The table below presents the fair value of derivative financial instruments as well as their classification on the Unaudited Condensed Consolidated Balance Sheets (in thousands):

Asset Derivatives
	December 31, 2016		June 30, 2016
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Foreign exchange contracts	Other Assets	$1	Other Assets	$11

	Liability Derivatives
	December 31, 2016		June 30, 2016
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	$286	Accrued Liabilities	$1,038
Foreign exchange contracts	Accrued Liabilities	70	Accrued Liabilities	94
		$356		$1,132

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Interest rate swaps	$465	$307	$628	$(245)
Foreign exchange contracts	28	127	(74)	201
	$493	$434	$554	$(44)

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to Net Income for the periods ended (in thousands):

Details about Accumulated					Affected line item
Other Comprehensive	Three Months Ended		Six Months Ended		in the Unaudited
Income (Loss) Components	December 31,		December 31,		Condensed Statements
	2016	2015	2016	2015	of Operations
Interest rate swaps	$110	$138	$229	$266	Interest expense
Foreign exchange contracts	(27)	(31)	75	(39)	Cost of Sales
	$83	$107	$304	$227

11)

Retirement Benefits

The Company has defined benefit pension plans covering certain current and former employees both inside and outside of the U.S.  The Company’s pension plan for U.S. employees is frozen for substantially all participants and has been replaced with a defined contribution benefit plan.

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three and six months ended December 31, 2016 and 2015 consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Service cost	$1	$16	$9	$8
Interest cost	2,613	2,873	250	363
Expected return on plan assets	(3,440)	(3,465)	(282)	(330)
Recognized net actuarial loss	1,190	995	249	213
Amortization of prior service cost	-	3	(12)	(12)
Net periodic benefit cost	$364	$422	$214	$242

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Service cost	$2	$34	$19	$17
Interest cost	5,226	5,745	514	734
Expected return on plan assets	(6,881)	(6,932)	(579)	(667)
Recognized net actuarial loss	2,381	1,990	511	430
Amortization of prior service cost	-	7	(24)	(24)
Net periodic benefit cost	$728	$844	$441	$490

The Company expects to pay $1.3 million in contributions to its defined benefit plans during fiscal 2017.  Contributions of $0.4 million and $0.6 million were made during the three and six months ended December 31, 2016 compared to $0.3 million and $0.6 million during the three and six months ended December 31, 2015, respectively.  Required contributions of $0.7 million will be paid to the Company’s U.K. defined benefit plan during 2017.  The Company also expects to make contributions of $0.3 million to each of its unfunded defined benefit plans in the U.S. and Germany, respectively, during the remainder of the current fiscal year.

12)

Income Taxes

The Company's effective tax rate from continuing operations for the second quarter of 2017 was 19.3% compared with 20.3% for the prior year quarter.  The effective tax rate in 2017 was lower due to the jurisdictional mix of income where more income is being taxed outside of the U.S. at lower tax rates than in the prior year quarter.

The Company's effective tax rate from continuing operations for the six months ended December 31, 2016 was 24.9% compared with 25.3% for the prior year.  The effective tax rate for the year to date was lower due to the same jurisdictional mix.

13)

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding.  Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to unvested stock units outstanding, if dilutive.

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Basic - Average shares outstanding	12,659	12,692	12,668	12,675
Dilutive effect of unvested, restricted stock awards	95	99	104	102
Diluted - Average shares outstanding	12,754	12,791	12,772	12,777

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share.  No options to purchase common stock were excluded as anti-dilutive from the calculation of diluted earnings per share for the three and six months ended December 31, 2016 and 2015, respectively.

Performance stock units of 29,607 and 30,764 for the six months ended December 31, 2016 and 2015, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

14)

Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	December 31, 2016	June 30, 2016
Foreign currency translation adjustment	$(36,242)	$(24,636)
Unrealized pension losses, net of tax	(90,342)	(92,698)
Unrealized losses on derivative instruments, net of tax	(110)	(641)
Total	$(126,694)	$(117,975)

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

16)

Industry Segment Information

The Company has determined that it has five reportable segments organized around the types of product sold:

•

Food Service Equipment – an aggregation of eight operating segments that manufacture and sell commercial food service equipment;

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

Net sales and income from continuing operations by segment for the three and six months ended December 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended December 31,
	Net Sales		Income from Operations
	2016	2015	2016	2015
Segment:
Food Service Equipment	$92,200	$90,936	$7,206	$6,704
Engraving	25,861	31,935	6,510	7,443
Engineering Technologies	18,549	20,711	1,877	2,093
Electronics	28,497	28,350	6,091	4,525
Hydraulics	8,747	10,016	979	1,519
Restructuring costs			(1,664)	(1,477)
Acquisition-related costs			(1,503)	-
Corporate			(6,262)	(4,745)
Sub-total	$173,854	$181,948	$13,234	$16,062
Interest expense			(850)	(731)
Other non-operating income			332	294
Income from continuing operations before income taxes			$12,716	$15,625

	Six Months Ended December 31,
	Net Sales		Income from Operations
	2016	2015	2016	2015
Segment:
Food Service Equipment	$184,852	$198,149	$16,694	$20,728
Engraving	52,591	65,456	13,907	17,350
Engineering Technologies	37,269	39,422	3,372	2,768
Electronics	59,148	56,336	12,565	10,075
Hydraulics	19,594	20,983	3,108	3,495
Restructuring costs			(2,058)	(2,996)
Acquisition-related costs			(1,503)	-
Corporate			(13,081)	(12,255)
Sub-total	$353,454	$380,346	$33,004	$39,165
Interest expense			(1,547)	(1,375)
Other non-operating income			766	484
Income from continuing operations before income taxes			$32,223	$38,274

Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Income from operations by segment excludes interest expense and other non-operating income.

The Company’s identifiable assets at December 31, 2016 and June 30, 2016 are as follows (in thousands):

	December 31, 2016	June 30, 2016 *
Food Service Equipment	$231,946	$206,875
Engraving	119,902	117,026
Engineering Technologies	146,527	147,866
Electronics	114,416	114,001
Hydraulics	18,642	19,084
Corporate & Other	79,296	85,605
Total	$710,729	$690,457

* The identified assets as of June 30, 2016 for certain segments have been revised from amounts previously reported due to certain immaterial allocation differences.

17)

Restructuring

The Company has undertaken cost reduction and facility consolidation initiatives that have resulted in severance, restructuring and related charges.  A summary of charges by initiative is as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2016			December 31, 2016
Fiscal 2017	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$1,117	$492	$1,609	$1,146	$828	$1,974
Prior year initiatives	-	55	55	-	84	84
	$1,117	$547	$1,664	$1,146	$912	$2,058

	Three Months Ended			Six Months Ended
	December 31, 2015			December 31, 2015
Fiscal 2016	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$696	$107	$803	$730	$167	$897
Prior year initiatives	22	652	674	59	2,040	2,099
	$718	$759	$1,477	$789	$2,207	$2,996

2017 Restructuring Initiatives

The Company continues to focus on our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions, facility closures, and consolidations.  The Company’s 2017 initiatives to date include a reduction of employees in our Food Service Equipment Group in response to the reduced sales volume from our larger customers and reductions of personnel and plant movement at our China Electronics division.

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2016	$-	$-	$-
Additions and adjustments	246	1,678	1,924
Payments	(83)	(1,294)	(1,377)
Restructuring liabilities at December 31, 2016	$163	$384	$547

Prior Year Initiatives

The prior year initiatives yet to be completed include the movement of manufacturing from a legacy Canadian facility into the newly acquired Northlake facility, closure of a European facility within our Cooking division, and discontinuing of a product line at our Refrigeration group.

Activity in the reserve related to the prior year restructuring initiatives is as follows (in thousands):

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2016	$74	$256	$330
Additions and adjustments	49	8	57
Payments	(106)	(124)	(230)
Restructuring liabilities at December 31, 2016	$17	$140	$157

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2016			December 31, 2016
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment	$1,117	$3	$1,120	$1,129	$78	$1,207
Engraving	-	-	-	6	-	6
Engineering Technologies	-	249	249	-	433	433
Electronics	-	272	272	11	370	381
Corporate	-	23	23	-	31	31
	$1,117	$547	$1,664	$1,146	$912	$2,058

	Three Months Ended			Six Months Ended
	December 31, 2015			December 31, 2015
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment	$22	$744	$766	$22	$2,104	$2,126
Engraving	33	-	33	35	-	35
Engineering Technologies	126	-	126	160	-	160
Electronics	409	15	424	444	103	547
Corporate	128	-	128	128	-	128
	$718	$759	$1,477	$789	$2,207	$2,996

Restructuring expense is expected to be $6.7 million for the fiscal year 2017, of which $2.1 million was incurred for the six months ended December 31, 2016.

18)

Disposal of a Business

During the first quarter of fiscal year 2017, the Company sold its U.S. Roll Plate and Machinery business, as it was not strategic and did not meet our growth and return expectations.  This divestiture also allows the Company’s management to focus on higher growth and better return businesses within the Engraving segment.

During the fourth quarter of fiscal year 2016, the Company recorded a $7.3 million non-cash loss to adjust the net assets of the business to their net realizable value.  The expense is recorded as a component of Other Operating Income, net.  The sale of the business does not constitute a significant strategic shift that will have a major effect on the entity’s operations and financial results.

19)

 Subsequent Event

On February 2, 2017, the Company announced that it has entered into a definitive agreement with Japan-based Oki Electric Industry Co. Ltd. to acquire its wholly owned subsidiary, Oki Sensor Device Corporation (“Oki Sensor Device”).  Oki Sensor Device is the world’s leading designer and supplier of magnetic reed switches.  Oki Sensor Device recorded revenue of approximately ¥6.8 billion (approximately $56 million) for its most recently concluded fiscal year ended March 31, 2016 with approximately $12.9 million of this revenue comprised of sales to Standex Electronics.  The acquisition is anticipated to close on or about March 31, 2017, subject to required regulatory approvals.

ITEM 2.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Quarterly Report on Form 10-Q that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.   Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company’s business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired.  These factors include, but are not limited to material adverse or unforeseen legal judgments, fines, penalties or settlements, conditions in the financial and banking markets, including fluctuations in exchange rates and the inability to repatriate foreign cash, general and international recessionary economic conditions, including the impact, length and degree of the current slow growth conditions on the customers and markets we serve and more specifically conditions in the oil and gas, food service equipment, automotive, construction, aerospace, energy, transportation and general industrial markets, lower-cost competition, the relative mix of products which impact margins and operating efficiencies, both domestic and foreign, in certain of our businesses, the impact of higher raw material and component costs, particularly steel, petroleum based products and refrigeration components, an inability to realize the expected cost savings from restructuring activities, effective completion of plant consolidations, cost reduction efforts, restructuring including procurement savings and productivity enhancements, capital management improvements, strategic capital expenditures, and the implementation of lean enterprise manufacturing techniques, the inability to achieve the savings expected from the sourcing of raw materials from and diversification efforts in emerging markets, the inability to attain expected benefits from strategic alliances or acquisitions and the inability to achieve synergies contemplated by the Company; market acceptance of our products; our ability to design, introduce and sell new products and related product components; the ability to redesign certain of our products to continue meeting evolving regulatory requirements; the impact of delays initiated by our customers; and our ability to increase manufacturing production to meet demand.  Other factors that could impact the Company include changes to future pension funding requirements.  In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

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

Our long-term strategy is to build larger industrial platforms through a value creation system that assists management in meeting specific corporate and business unit financial and strategic performance goals in order to create, improve, and enhance shareholder value.  The Standex Value Creation System is a standard methodology which provides consistent tools used throughout the company in order to achieve our organization’s goals.  The value creation system has four components.  The Balanced Performance Plan process aligns annual goals throughout the business and provides a standard reporting, management and review process.  It is focused on setting and meeting annual and quarterly targets that support our short term and long term goals.   The Standex Growth Disciplines use a set of tools and processes including market maps, growth lane ways, and market tests to identify opportunities to expand the business organically and through acquisitions.  Standex Operational Excellence employs a standard playbook and processes, including LEAN, to eliminate waste and improve profitability, cash flow and customer satisfaction.  Finally, the Standex Talent Management process is an organizational development process that provides training, development, and succession planning for our employees throughout our worldwide organization.  The Standex Value Creation System ties all disciplines in the organization together under a common umbrella by providing standard tools and processes to deliver our business objectives:

•

    It is our objective to grow larger and more profitable business units through both organic initiatives and acquisitions.  On an ongoing basis, we identify and implement organic growth initiatives such as new product development, geographic expansion, introduction of products and technologies into new markets and applications, key accounts and strategic sales channel partners.  Also, we have a long-term objective to create sizable business platforms by adding strategically aligned or “bolt on” acquisitions to strengthen the individual businesses, create both sales and cost synergies with our core business platforms, and accelerate their growth and margin improvement.  We have a particular focus on identifying and investing in opportunities that complement our products and will increase the global presence and capabilities of our businesses.  From time to time we have divested, and likely will continue to divest, businesses that we feel are not strategic or do not meet our growth and return expectations.

o

    As part of our ongoing strategy, during our second quarter of 2017, we acquired Horizon Scientific, Inc., (“Horizon”) a South Carolina-based supplier of laboratory refrigerators and freezers, as well as cryogenic equipment for the scientific, bio-medical and pharmaceutical markets.  We have included the operating results of Horizon in our Food Service Equipment segment in our Condensed Consolidated Financial Statements.  Horizon expands our access to higher-margin refrigeration markets in the growing scientific sector that provides solutions for bio-medical and pharmaceutical temperature storage requirements.  Horizon’s products complement the scientific offerings in our Norlake division.

o

    During the first quarter of fiscal year 2017, we sold our U.S. Roll Plate and Machinery (“RPM”) business, as it was not strategic, and did not meet our growth and return expectations.  This divestiture also allows our Engraving management to focus on higher growth and better return businesses within the segment.  In preparation for this sale during the fourth quarter of 2016, we adjusted the net assets of the business to their net realizable value.

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

•

    The Company’s strong historical cash flow has been a cornerstone for funding our capital allocation strategy.  We use cash flow generated from operations to fund the strategic growth programs described above, including acquisitions and investments for organic growth, and to return cash to our shareholders through payment of dividends and stock buybacks.

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

Restructuring expenses reflect costs associated with the Company’s efforts of continuously improving operational efficiency and expanding globally in order to remain competitive in the end-user markets we serve.  Each year the Company incurs costs for actions to size its businesses to a level appropriate for current economic conditions and to both improve its cost structure to enhance our competitive position and operating margins.  Such expenses include costs for moving facilities to locations that allow for lower fixed and variable costs, starting up plants after relocation, downsizing operations because of changing economic conditions, and other costs resulting from asset redeployment decisions.  Shutdown costs include severance, benefits, stay bonuses, lease and contract terminations, asset write-downs, costs of moving fixed assets, and moving and relocation costs. Vacant facility costs include maintenance, utilities, property taxes and other costs.

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

We monitor a number of key performance indicators (“KPIs”) including net sales, income from operations, backlog, effective income tax rate, gross profit margin, and operating cash flow.  A discussion of these KPIs is included below.  We may also supplement the discussion of these KPIs by identifying the impact of foreign exchange rates, acquisitions, and other significant items when they have a material impact on a specific KPI.

We believe the discussion of these items provides enhanced information to investors by disclosing their impact on the overall trend which provides a clearer comparative view of the KPI, as applicable.  For discussion of the impact of foreign exchange rates on KPIs, the Company calculates the impact as the difference between the current period KPI calculated at the current period exchange rate as compared to the KPI calculated at the historical exchange rate for the prior period.  For discussion of the impact of acquisitions, we isolate the effect on the KPI amount that would have existed regardless of our acquisition.  Sales resulting from synergies between the acquisition and existing operations of the Company are considered organic growth for the purposes of our discussion.

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except percentages)	2016	2015	2016	2015
Net sales	$173,854	$181,948	$353,454	$380,346
Gross profit margin	32.7%	32.0%	33.6%	33.3%
Income from operations	13,234	16,062	33,004	39,165

	Three Months Ended	Six Months Ended
(In thousands)	December 31, 2016	December 31, 2016
Net sales, prior period	$ 181,948	$ 380,346
Components of change in sales:
Effect of exchange rates	(1,665)	(3,075)
Effect of acquisitions	7,406	10,123
Divesture of business	(4,866)	(9,142)
Organic sales change	(8,969)	(24,798)
Net sales, current period	$ 173,854	$ 353,454

Net sales for the second quarter of 2017 decreased $8.1 million, or 4.4%, when compared to the prior year quarter.  This change was due to exchange rate decrease of 0.9%, a 2.7% impact from the divesture of RPM business and organic sales decreases of 4.9% partially offset by incremental sales of 4.1% generated from our Horizon acquisition.  As further detailed below, we experienced declines in each of our segments other than Electronics.

Net sales in the six months ended December 31, 2016 decreased $26.9 million, or 7.1%, when compared to the prior year.  The decline in net sales was due to exchange rate decreases of 0.8%, a 2.4% decrease due to the divesture of the RPM business, and organic sales decreases of 6.5%.  These declines were partially offset by sales increases of 2.7% from the Horizon and Northlake acquisitions.  We discuss our outlook for each segment below.

Gross Profit Margin

Our gross margin for the second quarter of 2017 was 32.7%, compared to the prior year quarter of 32.0%.  Gross margin increased in four of our five segments during the quarter despite the overall sales decline.

Our gross margin in the six months ended December 31, 2016 was 33.6%, compared to the prior year of 33.3%.  Gross margin increased slightly due to operational improvements.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) for the second quarter of 2017 were $40.5 million, or 23.3% of sales, compared to $40.7 million, or 22.4% of sales, during the prior year quarter.  The increase in SG&A is primarily due to $1.6 million of on-going SG&A expenses related to the Horizon business.  These increases were partially offset by declines of $0.6 million from the divestiture of RPM and $1.0 million of variable expenses including sales commissions and distribution expenses.

SG&A for the six months ended December 31, 2016 were $82.1 million, or 23.2% of sales, compared to $84.6 million, or 22.2% of sales, during the prior year quarter.  The decrease in SG&A is primarily due to volume-related decreases of $2.5 million and $1.1 million from the divestiture of RPM.  These decreases were partially offset by the $1.6 million in on-going SG&A expenses related to the Horizon business.

Income from Operations

Income from operations for the second quarter of 2017 was $13.2 million, compared to $16.1 million during the prior year quarter.  The decrease of $2.9 million, or 17.6%, is primarily due to the impact of sales volume declines and acquisition-related costs.

Income from operations for the six months ended December 31, 2016 was $33.0 million, compared to $39.2 million during the prior year.  The decrease of $6.2 million, or 15.7%, is primarily due to the impact of sales volume declines.

Interest Expense

Interest expense for the second quarter of 2017 was $0.9 million, compared to $0.7 million during the prior year quarter.  Interest expense for the six months ended December 31, 2016 and December 31, 2015 were $1.5 million and $1.4 million, respectively.

Income Taxes

The Company's effective tax rate from continuing operations for the second quarter of 2017 was 19.3% compared with 20.3% for the prior year quarter.  The effective tax rate in 2017 was lower due to the jurisdictional mix of income where more income is being taxed outside of the U.S. at lower tax rates than in the prior year quarter.

The Company's effective tax rate from continuing operations for the six months ended December 31, 2016 was 24.9% compared with 25.3% for the prior year.  The effective tax rate for the year to date was lower due to the same jurisdictional mix.

Backlog

Backlog includes all active or open orders for goods and services that have a firm fixed customer purchase order with defined delivery dates.  Backlog also includes any future deliveries based on executed customer contracts, so long as such deliveries are based on agreed upon delivery schedules.  Backlog is not generally a significant factor in the Company’s businesses because of our relatively short delivery periods and rapid inventory turnover with the exception of Engineering Technologies.  Due to the nature of long-term agreements in the Engineering Technologies group, the timing of orders and delivery dates can vary considerably resulting in significant backlog changes from one period to another.  In general, the vast majority of net realizable backlog beyond one year comes from the Engineering Technologies segment of our business.

Backlog realizable within one year increased $5.7 million, or 3.6%, to $164.1 million at December 31, 2016 from $158.4 million at December 31, 2015.

The Backlog in Food Service Equipment Group has increased primarily due the impact of the acquired Horizon business and increases in the Procon Pump and Federal display merchandising businesses.  The decrease in the Engraving backlog is due to the divesture of the RPM business.  Engineering Technologies backlog has declined $3.0 million due to changes in customer schedules.

	As of December 31,
(In thousands)	2016	2015
Food Service Equipment	$44,884	$37,181
Engraving	14,147	19,395
Engineering Technologies	87,609	90,565
Electronics	42,148	45,169
Hydraulics	3,925	5,286
Total	192,713	197,596
Net realizable beyond one year	28,626	39,215
Net realizable within one year	$164,087	$158,381

Segment Analysis

Food Service Equipment

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2016	2015	Change	2016	2015	Change
Net sales	$ 92,200	$ 90,936	1.4%	$ 184,852	$ 198,149	(6.7%)
Income from operations	7,206	6,704	7.5%	16,694	20,728	(19.5%)
Operating income margin	7.8%	7.4%		9.0%	10.5%

Net sales in the second quarter of fiscal year 2017 increased $1.3 million, or 1.4%, when compared to the prior year quarter.  The acquisition of Horizon Scientific in mid-October added $7.4 million, or 8.1%, while organic sales growth for the segment was down by 6.7%.  Sales in the Refrigeration Group declined 8.2%, excluding sales from the Horizon business.  Weakness in the Dollar Store segment and in national chains continued, as anticipated, in the second quarter.  Beginning in the third quarter, we have lapped sales declines in the Dollar Stores, and these declines should have minimal impact on comparative sales in the coming quarters.  The quarter could also be impacted by the introduction of a new walk-in panel which is currently going through the testing and regulatory approval process.  We anticipate national chain sales activity will increase during the second half of the fiscal year.  Cooking Solutions sales decreased 9.7% due to non-recurring roll-outs in the supermarket channel that were fulfilled in the prior year coupled with declines due to the rationalization of lower margin products.  Our Specialty Solutions sales increased by 5.2% with strong volume in our beverage and merchandising markets.

Net sales in the six months ended December 31, 2016, decreased $13.3 million, or 6.7%, when compared to the prior year.  Slower sales to major chains, lower sales at Dollar Stores, and the rationalization of less profitable products were the primary drivers of the sales decline.  Refrigeration sales declined 7.7% as the incremental sales from the Horizon acquisition and increased sales to the dealer channel was partially offset by slower growth in the Dollar Store market and key chains.  Cooking Solutions experienced a 10.4% sales decrease due to lower sales at major chains and slower dealer sales. Specialty Solutions sales were up 2.6% due to higher volume in our beverage market with the successful introduction of new products.

Income from operations in the second quarter of fiscal 2017 increased by $0.5 million, or 7.5%, when compared to the prior year quarter.  The operating income results were negatively impacted by $1.1 million of purchase accounting expense recorded during the quarter.  In addition, operating expenditure controls and portfolio rationalization contributed to the improved operating income performance.

Income from operations in the six months ended December 31, 2016, decreased $4.0 million, or 19.5%, when compared to the prior year. Sales volume decreases and purchase accounting expense of $1.1 million were the primary causes of the decrease in operating income.

Engraving

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2016	2015	Change	2016	2015	Change
Net sales	$ 25,861	$ 31,935	(19.0%)	$ 52,591	$ 65,456	(19.7%)
Income from operations	6,510	7,443	(12.5%)	13,907	17,350	(19.8%)
Operating income margin	25.2%	23.3%		26.4%	26.5%

Net sales for the second quarter of fiscal year 2017 decreased by $6.1 million, or 19.0%, when compared to the prior year quarter.  The majority of the sales decline was due to the divestiture of the RPM division, which resulted in a sales decline of 15.2% or $4.9 million.  Organic sales declined by 1.3%, or $0.4 million, and foreign exchange had a negative impact of 2.5%, or $0.8 million.

Mold texturizing sales to original equipment manufacturers (“OEMs”) decreased in North America by 18%, increased by 6% in Asia, and were relatively flat in Europe. In North America, we expect launches of new automotive programs, which have been delayed, will become positive growth factors in the coming quarters.  We anticipate growth in both our Europe and Asia markets in the second half of the fiscal year.  The new technologies of Architexture, nickel shell and laser should also show improvements during the remainder of the fiscal year.

Net sales for the six months ended December 31, 2016, decreased by $12.9 million, or 19.7%, when compared to the prior year.  The majority of the sales decline was due to the divestiture of the RPM business, which resulted in a sales decline of 14.0% or $9.1 million.  Organic sales declined by 3.5%, or $2.3 million, and foreign exchange had a negative impact of 2.2%, or $1.5 million.  Sales volumes during the first half of the year were lower than the prior year due to model launch delays, however we anticipate sales volumes in the second half of the fiscal year to increase.  We expect the new technologies of Architexture, nickel shell and laser to positively impact sales during the remainder of the fiscal year.

Income from operations for the second quarter of fiscal year 2017 decreased by $0.9 million, or 12.5%, when compared to the prior year quarter. Organic sales declines, along with an unfavorable sales mix, contributed to the operating income declines during the quarter.  Operating income was further impacted by the divesture of RPM, which generated $0.2 million of operating income in the prior year quarter.

Income for the six months ended December 31, 2016, decreased $3.4 million, or 19.8%, when compared to the prior year.  Similar to the quarter, organic sales declines, along with an unfavorable sales mix, contributed to the operating income declines during the quarter.  Operating income was further impacted by an unfavorable comparison due to the divesture of RPM, which generated $0.3 million of operating income in the six months ended December 31, 2015.

Engineering Technologies

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2016	2015	Change	2016	2015	Change
Net sales	$ 18,549	$ 20,711	(10.4%)	$ 37,269	$ 39,422	(5.5%)
Income from operations	1,877	2,093	(10.3%)	3,372	2,768	21.8%
Operating income margin	10.1%	10.1%		9.0%	7.0%

Net sales in the second quarter of fiscal year 2017 decreased by $2.2 million, or 10.4%, when compared to the prior year quarter.  Aviation sales decreased $1.6 million compared to the prior period primarily due to customer delays on select programs.  Sales to the space-launch vehicle market declined $1.4 million from the prior year quarter due to lower sales to the unmanned segment and timing of development programs in the manned space sector.  Sales in the energy market were up $1.7 million from the prior year as a result of higher power generation sales.  Foreign exchange impacts were unfavorable by $0.4 million, or 1.9%, when compared to prior year quarter.

Net sales for the six months ended December 31, 2016, decreased by $2.2 million, or 5.5%, when compared to the prior year.  Aviation sales decreased 6.2% due to reduced demand and customer scheduling changes.  Total launch vehicle sales were down 12.9% due to project timing in the manned sector with the NASA SLS and Crew Capsule vehicles.  Energy related sales were up $1.7 million due to higher power generation demand. Defense related sales improved $0.2 million from the prior year due to increased sales to project specific work in the Navy nuclear segment.  Medical sales were down $1.3 million primarily due to lower demand and a shift in product mix to lower cost products.  Our current focus for the second half of the year is to deliver on developmental programs in both space and aviation and to meet delivery schedules on long-term aviation agreements.

Income from operations in the second quarter of fiscal year 2017 decreased by $0.2 million, or 10.3%, when compared to the prior year quarter.  Operating income results were negatively impacted by lower sales volume and program delays associated with aviation engine contracts.

Income from operations for the six months ended December 31, 2016, increased by $0.6 million, or 21.8%, when compared to the prior year.  The increase in operating income was the result of a favorable product mix and the realization of benefits from the implementation of operational efficiencies.

Electronics

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2016	2015	Change	2016	2015	Change
Net sales	$ 28,497	$ 28,350	0.5%	$ 59,148	$ 56,336	5.0%
Income from operations	6,091	4,525	34.6%	12,565	10,075	24.7%
Operating income margin	21.4%	16.0%		21.2%	17.9%

Net sales in the second quarter of fiscal year 2017 increased $0.1 million, or 0.5%, when compared to the prior year quarter.  Organic growth and acquisitions contributed 2.2%, partially offset by a negative currency effect of 1.7%.  New programs within the transportation, appliance, power and contract manufacturers markets, among others, continue to drive growth.  New sensor and reed switch applications helped continue our growth in the European and Asian markets.  Sales were flat within the North American market.

Net sales for the six months ended December 31, 2016, increased $2.8 million, or 5.0%, when compared to the prior year.  Sales increased $2.7 million, or 4.8%, due to the Northlake acquisition. Sales declined $0.8 million, or 1.4%, due to exchange rate declines.  Organic sales growth was $0.9 million, or 1.5% for the first half when compared to the prior year.  Organic sales results were impacted by new programs and continued solid growth in the European market, partially offset by slowdowns in North America and Asia.

Income from operations in the second quarter of fiscal year 2017 increased $1.6 million, or 34.6%, when compared to the prior year quarter.  Much of the earnings improvement is due to favorable sales mix, operational cost improvements, and manufacturing footprint consolidation.  The results for the prior year quarter included $0.4 million of purchase accounting expense related to the Northlake acquisition.

Income from operations for the six months ended December 31, 2016, increased $2.5 million, or 24.7%, when compared to the prior year.  The increase is due to favorable sales mix and operational efficiencies.  Note that prior year results include $0.4 million of purchase accounting expenses for the Northlake business that was acquired at the beginning of the second quarter last year.

Hydraulics

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2016	2015	Change	2016	2015	Change
Net sales	$ 8,747	$ 10,016	(12.7%)	$ 19,594	$ 20,983	(6.6%)
Income from operations	979	1,519	(35.5%)	3,108	3,495	(11.1%)
Operating income margin	11.2%	15.2%		15.9%	16.7%

Net sales in the second quarter of fiscal year 2017 decreased $1.3 million, or 12.7%, when compared to the prior year quarter.  The decrease is primarily the result of the North American dump markets downturn in the second quarter with many of the OEM’s reducing production by over 50%.  A portion of this downturn is normal seasonal adjustment of the business, however the demand is also being impacted by the macro economic uncertainty in the United States.  We experienced a slight increase in demand in December in the dump body market and anticipate further strength in this area as we move into the spring construction season.

Net sales for the six months ended December 31, 2016, decreased $1.4 million, or 6.6%, when compared to the prior year. Similar to the quarter, the decrease is the result of slowdown in the traditional North America dump truck and trailer markets.  As we enter into 2017, we anticipate demand in our end markets to strengthen due to construction and infrastructure projects coming to fruition plus market share gains at several OEM’s and distribution aftermarket partners.

Income from operations in the second quarter of fiscal year 2017 decreased $0.5 million, or 35.5%, when compared to the prior year quarter.  Operating income was impacted by lower volume during the period.

Income from operations for the six months ended December 31, 2016, decreased $0.4 million or 11.1%, when compared to the prior year.  The operating income decrease is being driven by the reduced sales volume from the dump truck and trailer markets.

Corporate and Other

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2016	2015	Change	2016	2015	Change
Income (loss) from operations:
Corporate	$ (6,262)	$ (4,745)	32.0%	$ (13,081)	$ (12,255)	6.7%
Acquisition-related costs	(1,503)	-		(1,503)	-
Restructuring	(1,664)	(1,477)	12.7%	(2,058)	(2,996)	(31.3%)

Corporate expenses in the second quarter of fiscal year 2017 increased by $1.5 million, or 32.0%, when compared to the prior year quarter.  The increase is primarily due to reduced incentive compensation expense in the prior year.

Corporate expenses for the six months ended December 31, 2016, increased by $0.8 million, or 6.7%, when compared to the prior year.  The increase is primarily due to reduced incentive compensation expense in the prior year.

During the second quarter of fiscal year 2017, we incurred restructuring expenses of $1.7 million related to the realignment of functions and production capacity.  Costs were incurred primarily in our Food Service segment primarily due to the slowdown in Refrigeration and to realign management functions within the group.

During the six months ended December 31, 2016, we incurred restructuring expenses of $2.1 million which were primarily related to costs incurred within the Food Service Equipment segment in addition to cost reductions incurred in the first quarter to reduce production capacity in our Electronics and Engineering Technologies segments.

Acquisition-related costs include costs related to acquired businesses and other pending acquisitions.  These costs consist of $0.8 million for acquisition expenses related to a pending transaction and $0.7 million of deferred compensation costs associated with payments to the Horizon seller that are contingent on his future employment with the Company.

Discontinued Operations

In pursuing our business strategy, we have divested certain businesses and recorded activities of these businesses as discontinued operations.

Discontinued operations for the three and six months ended December 31, 2016 and 2015 are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2016	2015	2016	2015
Net sales	$-	$-	$-	$-
Pre-tax earnings (loss)	13	(94)	(49)	(342)
Benefit for taxes	(7)	19	5	107
Net earnings (loss) from discontinued operations	$6	$(75)	$(44)	$(235)

Liquidity and Capital Resources

At December 31, 2016, our total cash balance was $121.3 million, of which $112.4 million was held by foreign subsidiaries.  The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.  Our current plans are not expected to require a repatriation of cash to fund our U.S. operations and as a result, we intend to indefinitely reinvest our foreign earnings to fund our overseas growth.  If the undistributed earnings of our foreign subsidiaries are needed for operations in the United States, we would be required to accrue and pay U.S. taxes upon repatriation.

Net cash provided by operating activities from continuing operations for the six months ended December 31, 2016, was $20.3 million compared to cash provided by continuing operations of $30.9 million in the prior year.  The decrease of $10.6 million in cash provided by operating activities is primarily due to a decrease in cash generated by working capital and the decrease in year-to-date net income of $4.2 million.  Cash flow used in investing activities for the six months ended December 31, 2016, was $37.0 million and consisted primarily of $24.7 million for the purchase of Horizon and cash used for capital expenditures of $13.0 million.  Cash inflows provided by financing activities for the six months ended December 31, 2016, were $22.5 million.  We paid cash dividends of $3.8 million and had net borrowings of $32.0 million primarily to fund the Horizon acquisition.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of December 31, 2016, the Company has used $8.4 million against the letter of credit sub-facility and had the ability to borrow $213.1 million under the facility based on our current trailing twelve month EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 3.0:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to $7.5 million, and unlimited non-cash charges including gains or losses on sale of property and goodwill adjustments.  At December 31, 2016, the Company’s Interest Coverage Ratio was 26.80:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  At December 31, 2016, the Company’s Leverage Ratio was 1.33:1.

In order to manage our interest rate exposure, we are party to $50.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.43%.

The following table sets forth our capitalization a December 31, 2016 and June 30, 2016:

(In thousands)	December 31, 2016	June 30, 2016
Long-term debt	$124,295	$92,114
Less cash and cash equivalents	121,301	121,988
Net debt (cash)	2,994	(29,874)
Stockholders' equity	378,698	369,959
Total capitalization	$381,692	$340,085

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $188.9 million at December 31, 2016, as compared to $197.9 million at the most recent measurement date, which occurred as of June 30, 2016.  The next measurement date to determine plan assets and benefit obligations will be on June 30, 2017.

At December 31, 2016, we do not expect to make mandatory contributions to the U.S pension plan until at least 2019.  The Company expects to pay $1.3 million in contributions to its defined benefit plans during fiscal 2017.  Contributions of $0.4 million and $0.6 million were made during the three months and six months ended December 31, 2016 compared to $0.3 million and $0.6 million during the three and six months ended December 31, 2015, respectively.  Required contributions of $0.7 million are expected to be paid to the Company’s U.K. defined benefit plan during fiscal year 2017.  The Company also expects to make contributions of $0.3 million to each of its unfunded defined benefit plans in the U.S. and Germany, respectively, during the remainder current fiscal year.  Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for six retired executives.  Current executives and new hires are not eligible for this program.  At December 31, 2016 the underlying policies had a cash surrender value of $20.0 million and are reported net of loans of $10.2 million for which we have the legal right of offset, these amounts are reported net on our balance sheet.

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

Employee Relations – The Company has labor agreements with a number of union locals in the United States and a number of European employees belong to European trade unions.  There were two union contracts in the U.S. scheduled to expire during fiscal year 2017, both of which have been successfully negotiated.

Critical Accounting Policies

The condensed consolidated financial statements include the accounts of Standex International Corporation and all of its subsidiaries.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements.  Although we believe that materially different amounts would not be reported due to the accounting policies adopted, the application of certain accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  Our critical accounting policies have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended June 30, 2016.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend payments, loan payments, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At December 31, 2016, the fair value, in the aggregate, of the Company’s open foreign exchange contracts was a liability of $0.1 million.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at December 31, 2016, would not result in a material change in our operations, financial position, or cash flows.  We do not hedge our translation risk.  As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we use interest rate swap agreements to modify our exposure to interest rate movements.  The Company’s currently effective swap agreements convert our base borrowing rate on $50.0 million of debt due under our Credit Agreement from a variable rate equal to LIBOR to a weighted average rate of 1.43% at December 31, 2016.

The Company’s effective rate on variable-rate borrowings, including the impact of interest rate swaps, under the revolving credit agreement increased from 1.76% at June 30, 2016 to 1.90% at December 31, 2016.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of December 31, 2016, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.

CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition.  During the second quarter of fiscal year 2017 the Company acquired all of the outstanding stock of Horizon Scientific, Inc., (“Horizon”) on October 16, 2016.  Horizon represents less than 4.3% of the Company's consolidated revenue for the three months ended December 31, 2016 and approximately 5.8% of the Company's consolidated assets at December 31, 2016. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2016 excludes any evaluation of the internal control over financial reporting of Horizon.

There was no change in the Company's internal control over financial reporting during the quarterly period ended December 31, 2016 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A - Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 1A.  “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2016 which could materially affect our business, financial position, and results of operations.  Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the SEC, and those incorporated by reference in Item 1A.  “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended December 31, 2016
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total cumulative number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - October 31, 2016	2,171	$ 86.86	2,171	206,815

November 1 - November 30, 2016	11,544	86.46	11,544	195,271

December 1 - December 31, 2016	360	88.06	360	194,911

Total	14,075	$ 86.56	14,075	194,911

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

ITEM 6.  EXHIBITS

(a)

Exhibits

10.1	*	Stock Purchase Agreement dated as of October 17, 2016 by and among Standex International Corporation, as buyer, and Gregory J. Deutschmann, as sellers, of Horizon Scientific, Inc., Inc.
10.2	*	Employment Agreement dated October 17, 2016 between the Company and Gregory J. Deutschmann.
31.1	*	Principal Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Principal Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document.
101.SCH	**	XBRL Taxonomy Extension Schema Document.
101.CAL	**	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Label Linkbase Document.
101.PRE	**	XBRL Taxonomy Presentation Linkbase Document.

*		Filed herewith.
**		Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2016 and June 30, 2016, (ii) Condensed Consolidated Statements of Income for the three and six months ended December 31, 2016 and December 31, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2016 and December 31, 2015, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

ALL OTHER ITEMS ARE INAPPLICABLE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDEX INTERNATIONAL CORPORATION

Date:	February 3, 2017	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	February 3, 2017	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer/Assistant Treasurer

1