Form 10-Q
period 2017-03-31
STANDEX INTERNATIONAL CORP/DE/
filed 2017-05-02
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

The number of shares of Registrant's Common Stock outstanding on April 27, 2017 was 12,745,002.

1

STANDEX INTERNATIONAL CORPORATION

INDEX

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Unaudited Condensed Consolidated Balance Sheets as of

March 31, 2017 and June 30, 2016

2

Unaudited Condensed Consolidated Statements of Operations for the

Three and Nine Months Ended March 31, 2017 and 2016

3

Unaudited Condensed Consolidated Statements of Comprehensive Income for the

Three and Nine Months Ended March 31, 2017 and 2016

4

Unaudited Condensed Consolidated Statements of Cash Flows for the

Nine Months Ended March 31, 2017 and 2016

5

Notes to Unaudited Condensed Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

23

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

32

Item 4.

Controls and Procedures

36

PART II.

OTHER INFORMATION:

Item 1a.

Risk Factors

37

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

37

Item 6.

Exhibits

38

PART I. FINANCIAL INFORMATION
ITEM 1

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share data)	March 31, 2017	June 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$87,953	$121,988
Accounts receivable, net of reserve of
$2,092 and $2,119 at March 31, 2017 and June 30, 2016	113,894	103,974
Inventories	119,384	105,402
Prepaid expenses and other current assets	8,284	4,784
Income taxes receivable	4,027	1,325
Deferred tax asset	15,136	16,013
Assets held for sale	-	2,363
Total current assets	348,678	355,849
Property, plant, and equipment, net	125,670	106,686
Intangible assets, net	108,373	40,412
Goodwill	237,751	157,354
Deferred tax asset	2,089	11,361
Other non-current assets	25,415	18,795
Total non-current assets	499,298	334,608
Total assets	$847,976	$690,457

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$74,077	$77,099
Accrued liabilities	53,125	50,785
Income taxes payable	6,256	4,695
Liabilities held for sale	-	1,528
Total current liabilities	133,458	134,107
Long-term debt	215,388	92,114
Accrued pension and other non-current liabilities	110,918	94,277
Total non-current liabilities	326,306	186,391
Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000
shares authorized, 27,984,278 issued, 12,663,648 and
12,674,458 outstanding at March 31, 2017 and June 30, 2016	41,976	41,976
Additional paid-in capital	56,178	52,374
Retained earnings	703,918	678,002
Accumulated other comprehensive loss	(123,455)	(117,975)
Treasury shares: 15,320,630 shares at March 31, 2017
and 15,309,820 shares at June 30, 2016	(290,405)	(284,418)
Total stockholders' equity	388,212	369,959
Total liabilities and stockholders' equity	$847,976	$690,457

See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2017	2016	2017	2016
Net sales	$184,715	$177,465	$538,169	$557,811
Cost of sales	123,367	118,827	358,152	372,386
Gross profit	61,348	58,638	180,017	185,425
Selling, general, and administrative expenses	43,472	41,087	125,578	125,713
Acquisition related costs	5,422	-	6,925	-
Restructuring costs	1,019	391	3,077	3,387
Total operating expenses	49,913	41,478	135,580	129,100
Income from operations	11,435	17,160	44,437	56,325
Interest expense	(953)	(807)	(2,499)	(2,182)
Other non-operating income (expense), net	52	(115)	819	369
Income from continuing operations before income taxes	10,534	16,238	42,757	54,512
Provision for income taxes	2,890	4,667	10,904	14,354
Income from continuing operations	7,644	11,571	31,853	40,158
Income (loss) from discontinued operations, net of income taxes	1	(55)	(43)	(290)
Net income	$7,645	$11,516	$31,810	$39,868

Basic earnings (loss) per share:
Continuing operations	$0.60	$0.91	$2.51	$3.17
Discontinued operations	-	-	-	(0.02)
Total	$0.60	$0.91	$2.51	$3.15
Diluted earnings (loss) per share:
Continuing operations	$0.60	$0.91	$2.50	$3.14
Discontinued operations	-	-	-	(0.02)
Total	$0.60	$0.91	$2.50	$3.12

Cash dividends per share	$0.16	$0.14	$0.46	$0.40

See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2017	2016	2017	2016
Net income (loss)	$7,645	$11,516	$31,810	$39,868
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$(128)	$94	$503	$651
Amortization of unrecognized costs	1,427	1,188	4,294	3,590
Derivative instruments:
Change in unrealized gains and (losses)	(3,445)	(963)	(2,891)	(1,007)
Amortization of unrealized gains and into interest expense	80	247	384	474
Foreign currency translation gains (losses)	4,498	5,159	(7,109)	(5,760)
Other comprehensive income (loss) before tax	$2,432	$5,725	$(4,819)	$(2,052)

Income tax provision (benefit):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$29	$(4)	$(105)	$(119)
Amortization of unrecognized costs	(503)	(420)	(1,511)	(1,265)
Derivative instruments:
Change in unrealized gains and (losses)	1,311	368	1,100	384
Amortization of unrealized gains and (losses) into interest expense	(30)	(95)	(146)	(181)
Income tax provision (benefit) to other comprehensive income (loss)	$807	$(151)	$(662)	$(1,181)

Other comprehensive income (loss), net of tax	3,239	5,574	(5,481)	(3,233)
Comprehensive income	$10,884	$17,090	$26,329	$36,635

See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31,
(In thousands)	2017	2016
Cash flows from operating activities
Net income	$31,810	$39,868
Loss from discontinued operations	(43)	(290)
Income from continuing operations	31,853	40,158
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,824	13,317
Stock-based compensation	3,915	3,777
Non-cash portion of restructuring charge	227	1,512
Excess tax benefit from share-based payment activity	(593)	(795)
Contributions to defined benefit plans	(962)	(963)
Net changes in operating assets and liabilities	(17,381)	(9,710)
Net cash provided by operating activities - continuing operations	30,883	47,296
Net cash used in operating activities - discontinued operations	(458)	(748)
Net cash provided by operating activities	30,425	46,548
Cash flows from investing activities
Expenditures for property, plant, and equipment	(17,824)	(13,264)
Expenditures for acquisitions, net of cash acquired	(153,815)	(13,700)
Proceeds from sales of real estate and equipment	129	259
Disposition of a business	534	-
Other investing activity	(376)	(417)
Net cash used in investing activities - continuing operations	(171,352)	(27,122)
Net cash provided by investing activities - discontinued operations	-	2,803
Net cash used in investing activities	(171,352)	(24,319)
Cash flows from financing activities
Borrowings on revolving credit facility	250,000	58,000
Payments of revolving credit facility	(127,000)	(54,000)
Activity under share-based payment plans	715	816
Excess tax benefit from share-based payment activity	593	795
Purchases of treasury stock	(7,406)	(3,167)
Cash dividends paid	(5,826)	(5,071)
Net cash provided by financing activities	111,076	(2,627)
Effect of exchange rate changes on cash and cash equivalents	(4,184)	(2,329)
Net change in cash and cash equivalents	(34,035)	17,273
Cash and cash equivalents at beginning of year	121,988	96,128
Cash and cash equivalents at end of period	$87,953	$113,401

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$2,010	$1,755
Income taxes, net of refunds	$10,400	$18,242

See notes to unaudited condensed consolidated financial statements.

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and nine months ended March 31, 2017 and 2016, the cash flows for the nine months ended March 31, 2017 and 2016 and the financial position of Standex International Corporation (“Standex”, the “Company”, “we”, “us”, or “our”), at March 31, 2017.  The interim results are not necessarily indicative of results for a full year.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2016.  The condensed consolidated balance sheet at June 30, 2016 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2016.  Certain prior period amounts have been reclassified to conform to the current period presentation.  Unless otherwise noted, references to years are to the Company’s fiscal years.

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

2)

Acquisitions

Each of the Company’s recent acquisitions are strategically significant to the future growth prospects of the Company.  The Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

OKI Sensor Device Corporation

During the third quarter of fiscal year 2017, the Company acquired all of the outstanding shares of OKI Sensor Device Corporation from OKI Electric Industry Co., Ltd.  Located in Kofu City, Japan, OKI Sensor Device Corporation is the world’s leading designer and supplier of magnetic reed switches.  Now named Standex Electronics Japan Corporation (“Standex Electronics Japan”), the acquisition enhances the Company’s access to important Asian markets and enables the Company to offer a world class suite of reed switches and related magnetic solutions while continuing to serve Standex Electronics Japan’s diverse distribution channels.  Standex Electronics Japan reports within our Electronics segment.

The Company paid $129.2 million in cash, net of cash acquired, for 100% of the outstanding stock of Standex Electronics Japan. While the final purchase price is subject to cash and net working capital adjustments that have not yet been finalized, no such adjustment is anticipated.  The preliminary purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values on the closing date.  Goodwill recorded from this transaction is attributable to potential revenue increases from enhanced access to our Asian markets and synergies created from the vertical integration with a key supplier.

Intangible assets of $53.8 million have been preliminarily recorded, consisting of $50.1 million of developed technology which is expected to be amortized over a period of twenty years, $3.6 million of customer relationships which are expected to be amortized over a period of fifteen years, and $0.1 million of product order backlog which is expected to be amortized during the current fiscal year.  The goodwill of $76.0 million created by the transaction is not deductible for income tax purposes.

The components of the fair value of the Standex Electronics Japan acquisition, including the preliminary allocation of the purchase price at March 31, 2017, are as follows (in thousands):

Preliminary Allocation
Fair value of business combination:
Cash payments	$137,676
Less: cash acquired	(8,521)
Total	$129,155
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$12,497
Inventories	7,387
Property, plant, and equipment	12,703
Identifiable intangible assets	53,800
Goodwill	75,985
Liabilities assumed	(10,811)
Deferred taxes	(22,406)
Total	$129,155

The initial allocation of the purchase price is based upon a preliminary valuation, and accordingly, our estimates and assumptions are subject to change as we obtain additional information during the measurement period and complete the valuation of intangible assets.  The Company anticipates finalizing the purchase price allocation during the current calendar year.

The following table reflects the unaudited pro forma operating results of the Company for the three and nine months ended March 31, 2017 and the three and nine months ended March 31, 2016, which give effect to the acquisition of Standex Electronics Japan as if it had occurred on July 1, 2016.  The pro forma information combines the historical financial results of the Company and Standex Electronics Japan. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective July 1, 2016, nor are they intended to be indicative of results that may occur in the future.  The pro forma information does not include the effects of any synergies related to the Standex Electronics Japan acquisition, transactions between the entities prior to acquisition, or the pre-acquisition impact of other businesses acquired by the Company during this period as they were not material to the Company’s historical results of operations.

	(Unaudited Pro Forma)		(Unaudited Pro Forma)
	Three Months ended March 31,		Nine Months Ended March 31,
In thousands	2017	2016	2017	2016
Net Sales	$200,423	$189,416	$587,496	$600,780
Net Income	$12,929	$15,388	$41,060	$48,500

Earnings per share:
Basic	$1.02	$1.21	$3.24	$3.82
Diluted	$1.01	$1.21	$3.22	$3.80

Pro forma earnings during the three months ended March 31, 2017 were adjusted to include expense of $0.6 million for amortization of intangible assets recognized at fair value, depreciation expense of $0.4 million for the fair value adjustment of the acquired fixed assets, and $0.3 million of interest expense associated with incremental borrowings under the Company’s Credit Facility.  Pro forma earnings were also adjusted to exclude non-recurring acquisition-related costs of $3.1 million.

Pro forma earnings during the three months ended March 31, 2016 were adjusted to include expense of $0.6 million for amortization of intangible assets recognized at fair value, depreciation expense of $0.4 million for the fair value adjustment of the acquired fixed assets, and $0.3 million of interest expense associated with incremental borrowings under the Company’s Credit Facility.

Pro forma earnings during the nine months ended March 31, 2017 were adjusted to include expense of $1.8 million for amortization of intangible assets recognized at fair value, depreciation expense of $1.1 million for the fair value adjustment of the acquired fixed assets, and $0.8 million of interest expense associated with incremental borrowings under the Company’s Credit Facility.  Pro forma earnings were also adjusted to exclude non-recurring acquisition-related costs of $3.6 million.

Pro forma earnings during the nine months ended March 31, 2016 were adjusted to include expense of $1.8 million for amortization of intangible assets recognized at fair value, depreciation expense of $1.1 million for the fair value adjustment of the acquired fixed assets, and $0.8 million of interest expense associated with incremental borrowings under the Company’s Credit Facility.

Horizon Scientific

During the second quarter of fiscal year 2017, the Company acquired Horizon Scientific, a supplier of laboratory refrigerators and freezers, as well as cryogenic equipment for the scientific, bio-medical and pharmaceutical markets.  We believe the acquisition of Horizon Scientific enhances Standex’s penetration of the refrigeration markets in the growing scientific sector.  We have included the operating results of Horizon Scientific in our Food Service Equipment segment in our Condensed Consolidated Financial Statements.

The Company paid $24.7 million in cash, net of cash acquired, for 100% of the outstanding stock of Horizon Scientific.  The final purchase price is subject to cash and net working capital adjustments that have not yet been finalized along with deferred consideration of up to $8.4 million.  The preliminary purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values on the closing date.  Goodwill recorded from this transaction is attributable to potential revenue increases from synergies with our existing customer base and channel partners.

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

The components of the fair value of the Horizon Scientific acquisition, including the preliminary allocation of the purchase price at March 31, 2017, are as follows (in thousands):

Preliminary Allocation
Fair value of business combination:
Cash payments	$26,457
Less: cash acquired	(1,797)
Total	$24,660
Identifiable assets acquired and liabilities assumed:
Current assets	$4,863
Inventories	4,470
Property, plant, and equipment	1,616
Identifiable intangible assets	17,550
Goodwill	5,452
Liabilities assumed	(2,374)
Deferred taxes	(6,917)
Total	$24,660

Transaction costs associated with this acquisition were immaterial.  All transaction costs have been recorded as general and administrative expense for the three and nine months ended March 31, 2017.

The initial allocation of the purchase price is based upon a preliminary valuation, and accordingly, our estimates and assumptions are subject to change as we obtain additional information during the measurement period and complete the valuation of intangible assets.  The Company anticipates finalizing the purchase price allocation during the current fiscal year.

Northlake

During the second quarter of fiscal year 2016, the Company acquired Northlake, a Wisconsin-based designer, manufacturer and distributor of high reliability electromagnetic products and solutions serving the North America power distribution and medical equipment markets.  Northlake reports within our Electronics segment.

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

Deferred compensation costs relate to payments due to the Horizon Scientific seller of $2.8 million on the second anniversary and $5.6 million on the third anniversary of the closing date of the purchase.  For the three and nine months ended March 31, 2017, we recorded deferred compensation costs of $0.7 million and $1.4 million, respectively for estimated deferred compensation earned by the Horizon Scientific seller to date.  The payments are contingent on the seller remaining an employee of the Company with limited exceptions at each anniversary date.

Acquisition related expenses of $4.7 million consisted of $2.8 million of investment banker fees for services provided in connection with the Standex Electronics Japan transaction and $1.9 million for third party due diligence expenses also related to the Standex Electronics Japan acquisition.

The components of acquisition-related costs, net are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Deferred compensation arrangements	$703	$-	$1,405	$-
Acquisition-related costs	4,719	-	5,520	-
Total	$5,422	$-	$6,925	$-

3)

Discontinued Operations

In pursuing our business strategy, we have divested certain businesses and recorded activities of these businesses as discontinued operations.

Discontinued operations for the three and nine months ended March 31, 2017 and 2016 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net sales	$-	$-	$-	$-
Pre-tax earnings	(8)	(95)	(57)	(437)
(Provision) benefit for taxes	9	40	14	147
Net earnings (loss) from discontinued operations	$1	$(55)	$(43)	$(290)

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

Assets and liabilities related to discontinued operations appear in our Unaudited Condensed Consolidated Balance Sheets as follows (in thousands):

	March 31, 2017	June 30, 2016
Other non-current assets	14	14
Accrued expenses	920	1,204
Accrued pension and other non-current liabilities	-	55

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

There were no transfers of assets or liabilities between level 1 and level 2 of the fair value measurement hierarchy at March 31, 2017 and June 30, 2016.  The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.  Items presented at fair value at March 31, 2017 and June 30, 2016 consisted of the following (in thousands):

	March 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities
Foreign exchange contracts	$2,147	$-	$2,147	$-
Interest rate swaps	131	-	131	-
Contingent acquisition payments (a)	1,406	-	-	1,406

	June 30, 2016
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,333	$2,333	$-	$-
Foreign exchange contracts	11	-	11	-

Liabilities
Foreign exchange contracts	$94	$-	$94	$-
Interest rate swaps	1,038	-	1,038	-

(a)  The fair value of our contingent consideration arrangement is determined based on our evaluation as to the probability and amount of any deferred compensation that has been earned to date.

Our financial liabilities based upon Level 3 inputs include a contingent consideration arrangement relating to our acquisition of Horizon Scientific.  We are contractually obligated to pay contingent consideration payments based on the criteria of continued employment of the seller on the second and third anniversary of the closing date of the acquisition.  We will update our assumptions each reporting period based on new developments and record such amounts at fair value based on the revised assumptions until the consideration is paid.

Contingent acquisition payment liabilities are scheduled to be paid in periods through fiscal year 2020.  As of March 31, 2017, we could be required to pay up to $8.4 million for contingent consideration arrangements if specific criteria are achieved.  We have determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.  The fair value of the contingent consideration liability associated with future payments was based on several factors, the most significant of which are continued employment of the seller and the risk-adjusted discount rate for the fair value measurement.  As of March 31, 2017, neither the amount recognized for the contingent consideration arrangement, nor the range of outcomes or the assumptions used to develop the estimate had changed.

5)

Inventories

Inventories are comprised of the following (in thousands):

	March 31, 2017	June 30, 2016
Raw materials	$50,142	$46,616
Work in process	31,134	26,541
Finished goods	38,108	32,245
Total	$119,384	$105,402

Distribution costs associated with the sale of inventory, which are recorded as a component of selling, general and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations, were $9.9 million and $14.5 million for the three and nine months ended March 31, 2017, respectively and $4.6 million and $15.2 million for the three and nine months ended March 31, 2016, respectively.

6)

Goodwill

Changes to goodwill during the period ended March 31, 2017 were as follows (in thousands):

	June 30, 2016	Acquisition	Translation Adjustment	March 31, 2017
Food Service Equipment	$56,804	$5,452	$-	$62,256
Engraving	19,935	-	(59)	19,876
Engineering Technologies	44,321	-	(534)	43,787
Electronics	33,235	75,985	(447)	108,773
Hydraulics	3,059	-	-	3,059
Total	$157,354	$81,437	$(1,040)	$237,751

7)

Intangible Assets

Intangible assets consist of the following (in thousands):

	Customer Relationships	Trademarks	Acquired Technology	Other	Total
March 31, 2017
Cost	$65,518	$18,366	$50,324	$4,370	$138,578
Accumulated amortization	(27,339)	-	-	(2,866)	(30,205)
Balance, March 31, 2017	$38,179	$18,366	$50,324	$1,504	$108,373

June 30, 2016
Cost	$46,297	$17,263	$-	$4,471	$68,031
Accumulated amortization	(24,892)	-	-	(2,727)	(27,619)
Balance, June 30, 2016	$21,405	$17,263	$-	$1,744	$40,412

Amortization expense for the three and nine months ended March 31, 2017 was $1.1 million and $3.1 million, respectively.  Amortization expense for the three and nine months ended March 31, 2016 was $1.0 million and $2.6 million, respectively.  At March 31, 2017, amortization expense of current intangible assets is estimated to be $2.0 million for the remainder of fiscal year 2017, $8.4 million in 2018, $8.4 million in 2019, $7.9 million in 2020, $7.4 million in 2021 and $56.1 million thereafter.

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

The changes in warranty reserve, which are recorded as a component of accrued liabilities, as of March 31, 2017 and year ended June 30, 2016, were as follows (in thousands):

	March 31, 2017	June 30, 2016
Balance at beginning of year	$9,085	$7,436
Acquisitions and other	295	(5)
Warranty expense	6,817	13,503
Warranty claims	(6,460)	(11,849)
Balance at end of period	$9,737	$9,085

9)

Debt

Long-term debt is comprised of the following (in thousands):

	March 31, 2017	June 30, 2016
Bank credit agreements	$216,000	$93,000
Other	12	18
Total funded debt	216,012	93,018
Issuance Cost	(624)	(904)
Total long-term debt	$215,388	$92,114

The Company’s debt payments are due as follows (in thousands):

Fiscal Year	March 31, 2017
2017	$6
2018	6
2019	-
2020	216,000
2021	-
Thereafter	-
Funded Debt	216,012
Issuance cost	(624)
Debt net of issuance cost	$215,388

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

At March 31, 2017, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $8.4 million and had the ability to borrow $176.2 million based on the trailing twelve months EBITDA per the credit agreement.  At March 31, 2017, the carrying value of the current borrowings under the facility approximates fair value.

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

The Company’s effective swap agreements convert the base borrowing rate on $50 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 1.43% at March 31, 2017.  The fair value of the swaps recognized in accrued expenses and in other comprehensive income is as follows (in thousands, except percentages):

				Fair Value
Effective Date	Notional Amount	Fixed Rate	Maturity	March 31, 2017	June 30, 2016
December 19, 2014	20,000	1.18%	December 19, 2017	$(4)	$(201)
December 19, 2014	5,000	1.20%	December 19, 2017	(2)	(52)
December 18, 2015	15,000	1.46%	December 19, 2018	(17)	(325)
December 19, 2015	10,000	2.01%	December 19, 2019	(108)	(460)
				$(131)	$(1,038)

The Company reported no losses for the three and nine months ended March 31, 2017, as a result of hedge ineffectiveness.  Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign sales, foreign purchases of materials, and loan payments to and from subsidiaries.  The Company enters into such contracts for hedging purposes only.  For hedges of intercompany loan payments, the Company has not elected hedge accounting due to the general short-term nature and predictability of the transactions, and records derivative gains and losses directly to the Unaudited Condensed Consolidated Statements of Operations.  At March 31, 2017 and June 30, 2016, the Company had outstanding forward and cross currency contracts related to hedges of intercompany loans with net unrealized gain (losses) of $(2.1) million and $(0.1) million, respectively, which approximates the unrealized gains and losses on the related loans.  The notional amounts of the Company’s forward and cross currency contracts, by currency, are as follows (in thousands):

	Notional Amount
	(in native currency)
Currency	March 31, 2017	June 30, 2016
Euro	21,362	2,477
British Pound Sterling	6,750	594
Canadian	16,600	-
USD	20,000	-

The table below presents the fair value of derivative financial instruments as well as their classification on the Unaudited Condensed Consolidated Balance Sheets (in thousands):

Asset Derivatives
	March 31, 2017		June 30, 2016
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Foreign exchange contracts	Other Assets	$-	Other Assets	$11

	Liability Derivatives
	March 31, 2017		June 30, 2016
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	$131	Accrued Liabilities	$1,038
Foreign exchange contracts	Accrued Liabilities	2,148	Accrued Liabilities	94
		$2,279		$1,132

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Interest rate swaps	$(3,445)	$(869)	$(2,817)	$(1,114)
Foreign exchange contracts	-	(94)	(74)	107
	$(3,445)	$(963)	$(2,891)	$(1,007)

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to Net Income for the periods ended (in thousands):

Details about Accumulated					Affected line item
Other Comprehensive	Three Months Ended		Nine Months Ended		in the Unaudited
Income (Loss) Components	March 31,		March 31,		Condensed Statements
	2017	2016	2017	2016	of Operations
Interest rate swaps	$80	$176	$309	$442	Interest expense
Foreign exchange contracts	-	71	75	32	Cost of Sales
	$80	$247	$384	$474

11)

Retirement Benefits

The Company has defined benefit pension plans covering certain current and former employees both inside and outside of the U.S.  The Company’s pension plan for U.S. employees is frozen for substantially all participants and has been replaced with a defined contribution benefit plan.

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three and nine months ended March 31, 2017 and 2016 consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Service cost	$1	$18	$9	$9
Interest cost	2,613	2,872	250	346
Expected return on plan assets	(3,440)	(3,466)	(282)	(313)
Recognized net actuarial loss	1,190	994	249	201
Amortization of prior service cost	-	4	(12)	(12)
Net periodic benefit cost	$364	$422	$214	$231

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Service cost	$2	$52	$28	$26
Interest cost	7,838	8,617	764	1,080
Expected return on plan assets	(10,321)	(10,398)	(861)	(980)
Recognized net actuarial loss	3,571	2,984	760	631
Amortization of prior service cost	-	11	(36)	(36)
Net periodic benefit cost	$1,090	$1,266	$655	$721

The Company expects to pay $1.3 million in contributions to its defined benefit plans during fiscal 2017.  Contributions of $0.3 million and $1.0 million were made during the three and nine months ended March 31, 2017 compared to $0.3 million and $1.0 million during the three and nine months ended March 31, 2016, respectively.  Required contributions of $0.8 million will be paid to the Company’s U.K. defined benefit plan during 2017.  The Company also expects to make contributions of $0.3 million to each of its unfunded defined benefit plans in the U.S. and Germany, respectively, during the remainder of the current fiscal year.

12)

Income Taxes

The Company's effective tax rate from continuing operations for the third quarter of 2017 was 27.4% compared with 28.7% for the prior year quarter.  The effective tax rate in 2017 was lower due to two events: first, the prior year has an increase in an uncertain tax position that has not repeated in 2017.  This was partially offset by non-deductible acquisition transaction costs in the current year.  Second, the jurisdictional mix of income in the current year reflects more income being taxed outside of the U.S. at lower tax rates than in the prior year quarter.

The Company's effective tax rate from continuing operations for the nine-months ended March 31, 2017 was 25.5% compared with 26.3% for the prior year.  The effective tax rate for the year to date was lower due to the events mentioned above.

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

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Basic - Average shares outstanding	12,664	12,697	12,667	12,682
Dilutive effect of unvested, restricted stock awards	87	71	99	94
Diluted - Average shares outstanding	12,751	12,768	12,766	12,776

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share.  No options to purchase common stock were excluded as anti-dilutive from the calculation of diluted earnings per share for the three and nine months ended March 31, 2017 and 2016, respectively.

Performance stock units of 29,607 and 28,111 for the nine months ended March 31, 2017 and 2016, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

14)

Accumulated Other Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	March 31, 2017	June 30, 2016
Foreign currency translation adjustment	$(31,744)	$(24,636)
Unrealized pension losses, net of tax	(89,517)	(92,698)
Unrealized losses on derivative instruments, net of tax	(2,194)	(641)
Total comprehensive income (loss)	$(123,455)	$(117,975)

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

•

Electronics – manufacturing and selling of electronic components for applications throughout the end-user market spectrum; and

•

Hydraulics – manufacturing and selling of single and double-acting telescopic and piston rod hydraulic cylinders.

Net sales and income from continuing operations by segment for the three and nine months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended March 31,
	Net Sales		Income from Operations
	2017	2016	2017	2016
Segment:
Food Service Equipment	$92,730	$87,944	$7,418	$8,455
Engraving	25,492	28,560	6,003	5,305
Engineering Technologies	23,678	19,358	2,442	1,744
Electronics	32,308	29,909	6,499	5,263
Hydraulics	10,507	11,694	1,674	2,007
Restructuring costs			(1,019)	(391)
Acquisition-related costs			(5,422)	-
Corporate			(6,160)	(5,223)
Sub-total	$184,715	$177,465	$11,435	$17,160
Interest expense			(953)	(807)
Other non-operating income (expense)			52	(115)
Income from continuing operations before income taxes			$10,534	$16,238

	Nine Months Ended March 31,
	Net Sales		Income from Operations
	2017	2016	2017	2016
Segment:
Food Service Equipment	$277,582	$286,093	$24,112	$29,183
Engraving	78,084	94,016	19,910	22,655
Engineering Technologies	60,948	58,780	5,815	4,512
Electronics	91,455	86,245	19,064	15,338
Hydraulics	30,100	32,677	4,782	5,502
Restructuring costs			(3,077)	(3,387)
Acquisition-related costs			(6,925)	-
Corporate			(19,244)	(17,478)
Sub-total	$538,169	$557,811	$44,437	$56,325
Interest expense			(2,499)	(2,182)
Other non-operating income			819	369
Income from continuing operations before income taxes			$42,757	$54,512

Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Income from operations by segment excludes interest expense and other non-operating income.

The Company’s identifiable assets at March 31, 2017 and June 30, 2016 are as follows (in thousands):

	March 31, 2017	June 30, 2016 *
Food Service Equipment	$233,667	$206,875
Engraving	107,664	117,026
Engineering Technologies	146,982	147,866
Electronics	283,904	114,001
Hydraulics	19,515	19,084
Corporate & Other	56,244	85,605
Total	$847,976	$690,457

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

17)

Restructuring

The Company has undertaken cost reduction and facility consolidation initiatives that have resulted in severance, restructuring and related charges.  A summary of charges by initiative is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2017			March 31, 2017
Fiscal 2017	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$222	$823	$1,045	$1,368	$1,651	$3,019
Prior year initiatives	-	(26)	(26)	-	58	58
	$222	$797	$1,019	$1,368	$1,709	$3,077

	Three Months Ended			Nine Months Ended
	March 31, 2016			March 31, 2016
Fiscal 2016	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$236	$89	$325	$966	$256	$1,222
Prior year initiatives	-	66	66	59	2,106	2,165
	$236	$155	$391	$1,025	$2,362	$3,387

2017 Restructuring Initiatives

The Company continues to focus on our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions, facility closures, and consolidations.  The Company’s 2017 initiatives to date include a reduction of employees in our Food Service Equipment segment in response to the reduced sales volume from our larger customers and reductions of personnel and plant movement at our China Electronics division.

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2016	$-	$-	$-
Additions and adjustments	1,368	1,475	2,843
Payments	(964)	(1,417)	(2,381)
Restructuring liabilities at March 31, 2017	$404	$58	$462

Prior Year Initiatives

The prior year initiatives yet to be completed include the movement of manufacturing from a legacy Canadian facility into the newly acquired Northlake facility, closure of a European facility within our Cooking division, and discontinuing of a product line at Refrigeration.

Activity in the reserve related to the prior year restructuring initiatives is as follows (in thousands):

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2016	$74	$256	$330
Additions and adjustments	-	7	7
Payments	(74)	(168)	(242)
Restructuring liabilities at March 31, 2017	$-	$95	$95

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2017			March 31, 2017
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment	$-	$7	$7	$1,129	$85	$1,215
Engraving	-	-	-	6	-	6
Engineering Technologies	222	730	952	222	1,164	1,385
Electronics	-	86	86	11	455	467
Corporate	-	(26)	(26)	-	5	5
	$222	$797	$1,019	$1,368	$1,709	$3,077

	Three Months Ended			Nine Months Ended
	March 31, 2016			March 31, 2016
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment	$77	$93	$170	$99	$2,197	$2,296
Engraving	-	-	-	35	-	35
Engineering Technologies	-	-	-	160	-	160
Electronics	159	56	215	603	159	762
Corporate	-	6	6	128	6	134
	$236	$155	$391	$1,025	$2,362	$3,387

Restructuring expense is expected to be approximately $6.0 million for the fiscal year 2017, of which $3.1 million was incurred for the nine months ended March 31, 2017.

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

ITEM 2.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Quarterly Report on Form 10-Q that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company’s business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired.  These factors include, but are not limited to material adverse or unanticipated legal judgments, fines, penalties or settlements, conditions in the financial and banking markets, including fluctuations in exchange rates and the inability to repatriate foreign cash, general and international recessionary economic conditions, including the impact, length and degree of the current slow growth conditions on the customers and markets we serve and more specifically conditions in the oil and gas, food service equipment, automotive, construction, aerospace, energy, transportation and general industrial markets, lower-cost competition, the relative mix of products which impact margins and operating efficiencies, both domestic and foreign, in certain of our businesses, the impact of higher raw material and component costs, particularly steel, petroleum based products and refrigeration components, an inability to realize the expected cost savings from restructuring activities, effective completion of plant consolidations, cost reduction efforts, restructuring including procurement savings and productivity enhancements, capital management improvements, strategic capital expenditures, and the implementation of lean enterprise manufacturing techniques, the inability to achieve the savings expected from the sourcing of raw materials from and diversification efforts in emerging markets, the inability to attain expected benefits from strategic alliances or acquisitions and the inability to achieve synergies contemplated by the Company; market acceptance of our products; our ability to design, introduce and sell new products and related product components; the ability to redesign certain of our products to continue meeting evolving regulatory requirements; the impact of delays initiated by our customers; and our ability to increase manufacturing production to meet demand.  Other factors that could impact the Company include changes to future pension funding requirements. In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

Overview

We are a leading manufacturer of a variety of products and services for diverse commercial and industrial markets.  We have five reportable segments: Food Service Equipment, Engraving, Engineering Technologies, Electronics, and Hydraulics.

Our long-term strategy is to build larger industrial platforms through a value creation system that assists management in meeting specific corporate and business unit financial and strategic performance goals in order to create, improve, and enhance shareholder value.  The Standex Value Creation System is a standard methodology which provides consistent tools used throughout the company in order to achieve our organization’s goals.  The value creation system has four components.  The Balanced Performance Plan process aligns annual goals throughout the business and provides a standard reporting, management and review process.  It is focused on setting and meeting annual and quarterly targets that support our short term and long term goals.   The Standex Growth Disciplines use a set of tools and processes including market maps, growth lane ways, and market tests to identify opportunities to expand the business organically and through acquisitions.  Standex Operational Excellence employs a standard playbook and processes, including LEAN, to eliminate waste and improve profitability, cash flow and customer satisfaction.  Finally, the Standex Talent Management process is an organizational development process that provides training, development, and succession planning for our employees throughout our worldwide organization.  The Standex Value Creation System ties all disciplines in the organization together under a common umbrella by providing standard tools and processes to deliver our business objectives.

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

o

    As part of our ongoing strategy, we acquired all of the outstanding shares of Oki Sensor Device Corporation from OKI Electric Industry Co., Ltd. during the third quarter of fiscal year 2017.  Located in Kofu City, Japan, OKI Sensor Device Corporation is the world’s leading designer and supplier of magnetic reed switches.  Now named Standex Electronics Japan Corporation, (“Standex Electronics Japan”) the acquisition enhances the Company’s access to important Asian markets and enables the Company to offer a world class suite of reed switches and related magnetic solutions while continuing to serve Standex Electronics Japan’s diverse distribution channels.  The acquisition was funded 47% by cash outside the United States and 53% from borrowings under the Company’s revolving credit facility.  Standex Electronics Japan is reported within our Electronics segment.

o

    During our second quarter of 2017, we acquired Horizon Scientific, Inc., (“Horizon Scientific”) a South Carolina-based supplier of laboratory refrigerators and freezers, as well as cryogenic equipment for the scientific, bio-medical and pharmaceutical markets.  We have included the operating results of Horizon Scientific in our Food Service Equipment segment in our Condensed Consolidated Financial Statements.  Horizon Scientific expands our access to higher-margin refrigeration markets in the growing scientific sector that provides solutions for bio-medical and pharmaceutical temperature storage requirements.  Horizon Scientific’s products complement the scientific offerings in our Nor-Lake division.

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

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except percentages)	2017	2016	2017	2016
Net sales	$184,715	$177,465	$538,169	$557,811
Gross profit margin	33.2%	33.0%	33.4%	33.2%
Income from operations	11,435	17,160	44,437	56,325

	Three Months Ended	Nine Months Ended
(In thousands)	March 31, 2017	March 31, 2017
Net sales, prior period	$ 177,465	$ 557,811
Components of change in sales:
Effect of exchange rates	(1,541)	(4,616)
Effect of acquisitions	7,702	17,825
Divesture of business	(4,048)	(13,190)
Organic sales change	5,137	(19,661)
Net sales, current period	$ 184,715	$ 538,169

Net sales for the third quarter of 2017 increased $7.3 million, or 4.1%, when compared to the prior year quarter.  This change was primarily due to the incremental sales of 4.3% generated from our acquisitions and organic sales growth of 2.9%.  These increases were partially offset by the negative impact of 2.3% from the divestiture of the RPM business and the effect of exchange rates.

Net sales in the nine months ended March 31, 2017 decreased $19.6 million, or 3.5%, when compared to the prior year.  The decline in net sales was primarily due to a decrease in organic sales of 3.5% and the impact of the divesture of the RPM business of 2.4%.  These decreases were partially offset by sales increases of 3.2% from the Horizon Scientific and Northlake acquisitions.  We discuss our outlook for each segment below.

Gross Profit Margin

Our gross margin for the third quarter of 2017 was 33.2%, compared to the prior year quarter of 33.0%.  The increase was primarily due to the leverage of sales volume increases in our Engraving segment, while our other segments remained relatively consistent year over year.

Our gross margin in the nine months ended March 31, 2017 was 33.4%, compared to the prior year of 33.2%.  Gross margin increased slightly due to overall operational improvements and mix of business margins despite lower sales.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) for the third quarter of 2017 were $43.5 million, or 23.6% of sales, compared to $41.1 million, or 23.2% of sales, during the prior year quarter.  The increase in SG&A is primarily due to $2.0 million of on-going SG&A expenses related to the Horizon Scientific business which were not in the prior year quarter due to the timing of the acquisition.  These increases were partially offset by declines of $0.8 million from the divestiture of RPM and $0.8 million of variable expenses including sales commissions and distribution expenses.

SG&A for the nine months ended March 31, 2017 were $125.6 million, or 23.3% of sales, compared to $125.7 million, or 22.5% of sales, during the prior year.  SG&A was impacted by declines of $1.8 million from the divestiture of RPM and volume-related decreases of $0.6 million.  These decreases were offset by $3.7 million in on-going SG&A expenses related to the Horizon Scientific business.

Restructuring Charges and Acquisition Related Expenses

During the quarter, we spent $1.0 million on restructuring charges primarily in the Engineering Technologies segment.  We announced the closure of the Enginetics East Lake, Ohio facility during the quarter along with restructuring efforts to improve overall plant optimization in that segment.  We sublet the East Lake facility space for approximately the same aggregate lease costs for which we are obligated under the lease.

Also during the quarter, we incurred acquisition related expenses of $5.4 million which consisted of three items. First, $0.7 million for deferred compensation earned by the Horizon Scientific seller during the quarter.  The payments are contingent on the seller remaining an employee of the Company and are therefore treated as compensation expense.  Second, $2.8 million of investment banker fees for services provided in connection with the Standex Electronics Japan transaction.  Third, $1.9 million for third party due diligence expenses also related to the Standex Electronics Japan acquisition.

For the nine months ended March 31, 2017, we incurred restructuring costs of $3.1 million which were spent in three primary areas. First, we spent $1.2 million for organizational redesign within the Food Service Equipment segment.  Second, Engineering Technologies incurred $1.4 million of expense related to the previously discussed plant closure and manufacturing footprint optimization.  Finally, we were required to spend $0.5 million to move an Electronics facility in China due to government directives related to all businesses in the area where our facility was located.

Income from Operations

Income from operations for the third quarter of 2017 was $11.4 million, compared to $17.2 million during the prior year quarter.  The decrease of $5.7 million, or 33.4%, is primarily due to the impact of sales volume declines, restructuring and acquisition-related costs.

Income from operations for the nine months ended March 31, 2017 was $44.4 million, compared to $56.3 million during the prior year.  The decrease of $11.9 million, or 21.1%, is primarily due to the impact of sales volume declines, restructuring and acquisition-related costs.

Interest Expense

Interest expense for the third quarter of 2017 was $1.0 million, compared to $0.8 million during the prior year quarter.  Interest expense for the nine months ended March 31, 2017 and March 31, 2016 were $2.5 million and $2.2 million, respectively.  Interest expense increases were due to higher borrowing costs and an increase in outstanding borrowings, primarily to fund acquisition activity.

Income Taxes

The Company's effective tax rate from continuing operations for the third quarter of 2017 was 27.4% compared with 28.7% for the prior year quarter.  The effective tax rate in 2017 was lower due to two events: first, the prior year has an increase in an uncertain tax position that has not repeated in 2017.  This was partially offset by non-deductible acquisition transaction costs in the current year.  Second, the jurisdictional mix of income in the current year reflects more income being taxed outside of the U.S. at lower tax rates than in the prior year quarter.

The Company's effective tax rate from continuing operations for the nine-months ended March 31, 2017 was 25.5% compared with 26.3% for the prior year.  The effective tax rate for the year to date was lower due to the events mentioned above.

Backlog

Backlog includes all active or open orders for goods and services that have a firm fixed customer purchase order with defined delivery dates.  Backlog also includes any future deliveries based on executed customer contracts, so long as such deliveries are based on agreed upon delivery schedules.  Backlog is not generally a significant factor in the Company’s businesses because of our relatively short delivery periods and rapid inventory turnover with the exception of Engineering Technologies.  Due to the nature of long-term agreements in Engineering Technologies, the timing of orders and delivery dates can vary considerably resulting in significant backlog changes from one period to another.  In general, the vast majority of net realizable backlog beyond one year comes from the Engineering Technologies segment of our business.

Backlog realizable within one year increased $6.0 million, or 3.7%, to $166.6 million at March 31, 2017 from $160.6 million at March 31, 2016.

The backlog in Food Service Equipment has increased primarily due to a $1.5 million impact associated with the acquisition of Horizon Scientific, a $2.1 million increase in the Procon pump business, and increases related to Refrigeration.  The increase in Refrigeration backlog is due to seasonal order rate changes of approximately $3 million and approximately $2 million associated with operational difficulties tied to the introduction of a new foam formulation that improves the efficiency of our freezer panels.  The Engraving backlog realizable in one year has increased $2.7 million or 19.3% excluding the $4.3 million of backlog related to the RPM business in prior year.

	As of March 31,
(In thousands)	2017	2016
Food Service Equipment	$46,479	$38,127
Engraving	15,524	18,521
Engineering Technologies	87,952	86,185
Electronics	43,351	43,826
Hydraulics	5,364	5,726
Total	198,670	192,385
Net realizable beyond one year	32,084	31,804
Net realizable within one year	$166,586	$160,581

Segment Analysis

Food Service Equipment

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2017	2016	Change	2017	2016	Change
Net sales	$ 92,730	$ 87,944	5.4%	$ 277,582	$ 286,093	(3.0%)
Income from operations	7,418	8,455	(12.3%)	24,112	29,183	(17.4%)
Operating income margin	8.0%	9.6%		8.7%	10.2%

Net sales in the third quarter of fiscal year 2017 increased $4.8 million, or 5.4%, when compared to the prior year quarter.  Acquisitions added $7.7 million, or 8.8%, while organic sales declined by 3.3%. Refrigeration sales were down 2.9% as we experienced operational difficulties associated with the introduction of a new foam formulation that improves the efficiency of our freezer panels.  As a result, we estimate that we experienced sales declines between $1.4 million and $3.8 million during the quarter.  These operational difficulties have now been resolved.  Cooking Solutions sales decreased 8.5% in the quarter primarily driven by $2.2 million of non-recurring prior year roll-outs, $1.0 million from product rationalization of low margin products, and slower sales to select major dealers.  Our Specialty Solutions sales increased by 4.9% with strong volume in our beverage and merchandising segments, partly driven by new products.  Overall, Food Service Equipment sales improved toward the latter part of the quarter and we anticipate this trend to continue over the next quarter as seasonal momentum builds.

Net sales in the nine months ended March 31, 2017 decreased $8.4 million, or 3.0%, when compared to the prior year.  Refrigeration organic sales decreased by $21.2 million or 13.5% due to slower chain, drug retail and dollar store sales in the first half of the fiscal year coupled with regulation delays experienced in the third quarter.  Horizon Scientific acquisition sales contributed $15.1 million from October to March 31, 2017. Cooking sales were down $8.5 million or 9.7% due to prior year rollouts of $4.1 million and low-margin product rationalization of $2.4 million. Specialty Solutions sales increased by 3.4%, driven by new products and general market growth.

Income from operations in the third quarter of fiscal 2017 decreased by $1.0 million, or 12.3%, when compared to the prior year quarter.  Refrigeration profits were impacted by over $0.3 million due to increase costs related to expedited freight, factory productivity due to regulatory delay and higher material costs as higher cost panels were substituted to satisfy demand.  Trade show expenses were $0.7 million for costs associated with exhibiting at the biennial NAFEM trade show.

Income from operations in the nine months ended March 31, 2017 decreased $5.1 million, or 17.4%, when compared to the prior year.  Lower Refrigeration volume from chains, retail drug and dollar stores, offset by a higher mix of lower margin product sales, along with operational inefficiencies associated with the introduction of our new foam formulation were the primary causes of the lower income from operations for Food Service Equipment. Cooking, Specialty Solutions, and the Horizon Scientific acquisition drove year-over-year operating income increases, however the results did not offset Refrigeration declines.

Engraving

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2017	2016	Change	2017	2016	Change
Net sales	$ 25,492	$ 28,560	(10.7%)	$ 78,084	$ 94,016	(16.9%)
Income from operations	6,003	5,305	13.2%	19,910	22,655	(12.1%)
Operating income margin	23.5%	18.6%		25.5%	24.1%

Net sales for the third quarter of 2017 decreased by $3.1 million, or 10.7%, when compared to the prior year quarter.  Excluding the effect of the Roll Plate and Machinery divestiture, net sales increased by $1.0 million or 4.0%.  Foreign exchange had a negative impact of 2.1%.  Sales in the North American market increased 9.9% as new auto platform launches accelerated as anticipated in the quarter.  Sales in Asia grew 24.9% due to increased automotive launches and strong demand for non-automotive services in Korea and China.  European sales increased modestly as compared to prior year.  Backlog increased in all areas of this segment, mainly due to OEM program shifting.

Net sales for the nine months ended March 31, 2017 decreased by $15.9 million or 16.9% when compared to the prior year.  Excluding sales from the Roll, Plate and Machinery division, sales decreased by $2.7 million or 3.4%.  Foreign exchange had a negative impact of 2.2%, or $2.1 million.  Sales in Europe were flat as compared to prior year despite a negative $0.6 million in exchange rate impacts.  Asia Pacific Mold-Tech sales increased year over year, but were offset by decreases in our Mold-Tech North America locations.  Due to the increased demand in the automotive and non-automotive services, we expect to see continued improvements in sales in all regions next quarter.

Income from operations for the third quarter of 2017 increased by $0.7 million, or 13.2%, when compared to the prior year quarter.  Excluding the Roll Plate and Machinery divestiture, income from operations increased by $0.9 million, or 18.7%.  Operating income was positively impacted by automotive and non-automotive service improvements in all three regions, coupled with the new technologies of tool finishing, laser, nickel shell and design services.

Income for the nine months ended March 31, 2017 decreased by $2.7 million, or 12.1%. Excluding the Roll Plate and Machinery divestiture, income from operations decreased by $2.2 million, or 10.1%, when compared to the prior year. Foreign exchange had a negative impact of 2.2%, or $2.1 million. As anticipated during the first two quarters of the fiscal year, we experienced lower volume of sales to the automotive market.

Engineering Technologies

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2017	2016	Change	2017	2016	Change
Net sales	$ 23,678	$ 19,358	22.3%	$ 60,948	$ 58,780	3.7%
Income from operations	2,442	1,744	40.0%	5,815	4,512	28.9%
Operating income margin	10.3%	9.0%		9.5%	7.7%

Net sales in the third quarter of fiscal year 2017 increased by $4.3 million, or 22.3%, when compared to the prior year quarter.  Sales in the Space market increased by $2.2 million from the prior year quarter due to higher sales to the unmanned segment of the market.   Sales in the energy market increased by $2.8 million compared to the prior year quarter due to improved sales in both Power Generation and Oil and Gas.  Aviation sales increased by $0.8 million from the prior year due to increased sales on new engine platforms with engine components and structural hardware (lipskins).  These increases were partially offset by pushouts on other engine components for the Pratt & Whitney Geared Turbo Fan Engine.  Sales in the Defense market were down $1.2 million due to project timing for deliverables in the Nuclear market, and foreign exchange impacts were minimal.  We anticipate continued strong growth in the fourth quarter in the Space and Aviation markets.

Net sales for the nine months ended March 31, 2017 increased by $2.2 million, or 3.7%, when compared to the prior year.  Space sales increased by $0.8 million due to higher sales to the unmanned segment.  Energy related sales increased by $4.5 million from the prior year period due to higher demand in the Power Generation segment.  Medical, Defense, Aviation and General Industrial sales are down on a year-to-date basis due to market and project timing.

Income from operations in the third quarter of 2017 increased by $0.7 million when compared to the prior year quarter.  The increase in operating income was due to higher sales volume and a favorable product mix compared to the prior year period. During the quarter, as part of the segment’s manufacturing optimization project, we announced the closure of the segment’s Eastlake, Ohio manufacturing facility.  The plant closure is expected to be completed in the fourth quarter and will result in savings between $2.5 million and $3.0 million starting in fiscal 2018.

Income from operations for the nine months ended March 31, 2017 increased by $1.3 million when compared to the prior year.  The increase in operating income is due to the higher sales volume, along with margin improvements due to business mix as compared to the prior year.

Electronics

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2017	2016	Change	2017	2016	Change
Net sales	$ 32,308	$ 29,909	8.0%	$91,455	$ 86,245	6.0%
Income from operations	6,499	5,263	23.5%	19,064	15,338	24.3%
Operating income margin	20.1%	17.6%		20.8%	17.8%

Net sales in the third quarter of fiscal year 2017 increased $2.4 million, or 8.0%, when compared to the prior year quarter.  Organic sales increased $3.0 million, or 10.0%.  North America sales were up by 6.6% driven by sensor and transformer sales.  The European business increased sales 10.7% through automotive and electric utility applications.  Asia sales increased 21.1% driven by strong sales of home appliance sensors.  We anticipate continued growth in the fourth quarter due to strong momentum in all geographic regions as well as contributions from the Standex Electronics Japan acquisition.

Net sales for the nine months ended March 31, 2017 increased $5.2 million, or 6.0%, when compared to the prior year.  Organic sales increased by $3.8 million.  The impact of the Northlake acquisition was $2.7 million.  Foreign exchange rates adversely affected sales by $1.4 million, or 1.6%.  We are looking forward to the successful integration of the recent Standex Electrons Japan acquisition during the fourth quarter.

Income from operations in the third quarter of fiscal year 2017 increased $1.2 million, or 23.5%, when compared to the prior year quarter.  Much of the earnings improvement is due to the higher sales base, operational cost efficiencies and a favorable earnings impact from the exchange rate movement.

Income from operations for the nine months ended March 31, 2017 increased $3.7 million, or 24.3%, when compared to the prior year.  The increase in operating income is primarily due to improvements in operational efficiencies and the profitability of the Northlake acquisition.  The prior year earnings also included $0.4 million of purchase accounting expenses which resulted in a favorable year-over-year comparison.

Hydraulics

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2017	2016	Change	2017	2016	Change
Net sales	$10,507	$ 11,694	(10.2%)	$30,100	$ 32,677	(7.9%)
Income from operations	1,674	2,007	(16.6%)	4,782	5,502	(13.1%)
Operating income margin	15.9%	17.2%		15.9%	16.8%

Net sales in the third quarter of fiscal year 2017 decreased $1.2 million, or 10.2%, when compared to the prior year quarter.  The decrease is primarily due to the slowdown in our traditional North America dump truck and trailer markets.  We have recently seen an increase in the order rate for the dump truck and trailer market from several of our OEM’s.  We also have several new prototypes under development for refuse equipment vehicles which we expect will drive future growth opportunities in the fourth quarter and beyond.

Net sales for the nine months ended March 31, 2017 decreased $2.6 million, or 7.9%, when compared to the prior year.  Similar to the trending for the quarter, the decrease is the result of the softening in the traditional North America dump truck and trailer markets.  We anticipate our end markets to strengthen next quarter due to the seasonal nature of construction and infrastructure projects.  Additionally, several market share gains at OEM’s and distribution aftermarket partners should contribute as well.

Income from operations in the third quarter of fiscal year 2017 decreased $0.3 million when compared to the prior year quarter.  The decrease is primarily due to the sales volume reduction of dump trailer and truck markets.

Income from operations for the nine months ended March 31, 2017 decreased $0.7 million when compared to the prior year.  The operating income decrease is due to the lower volume of dump trailer and truck markets.

Corporate and Other

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2017	2016	Change	2017	2016	Change
Income (loss) from operations:
Corporate	$ (6,160)	$ (5,223)	17.9%	$ (19,241)	$ (17,478)	10.1%
Acquisition-related costs	(5,422)	-		(6,925)	-
Restructuring	(1,019)	(391)	160.6%	(3,077)	(3,387)	(9.2%)

Corporate expenses in the third quarter of fiscal year 2017 increased by $0.9 million when compared to the prior year quarter.  The increase is primarily due to the resolution of outstanding litigation.

Corporate expenses for the nine months ended March 31, 2017, increased by $1.8 million when compared to the prior year.  The increase is primarily due to the resolution of outstanding litigation during the quarter and increased outside professional fees.

The acquisition and restructuring costs we have incurred in the three and nine months ended March 31, 2017 have been discussed above in the Company Overview.

Discontinued Operations

In pursuing our business strategy, we have divested certain businesses and recorded activities of these businesses as discontinued operations.

Discontinued operations for the three and nine months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2017	2016	2017	2016
Net sales	$-	$-	$-	$-
Pre-tax earnings (loss)	(8)	(95)	(57)	(437)
Benefit for taxes	9	40	14	147
Net earnings (loss) from discontinued operations	$1	$(55)	$(43)	$(290)

Liquidity and Capital Resources

At March 31, 2017, our total cash balance was $88.0 million, of which $58.3 million was held by foreign subsidiaries.  The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.  Our current plans are not expected to require a repatriation of cash to fund our U.S. operations and, as a result, we intend to indefinitely reinvest our foreign earnings to fund our overseas growth.  If the undistributed earnings of our foreign subsidiaries are needed for operations in the United States, we would be required to accrue and pay U.S. taxes upon repatriation.

Net cash provided by operating activities from continuing operations for the nine months ended March 31, 2017, was $31.5 million compared to cash provided by continuing operations of $47.3 million in the prior year.  The decrease of $16.1 million in cash provided by operating activities is primarily due to a decrease in cash generated by working capital and the decrease in year-to-date net income of $8.1 million.  Cash flow used in investing activities for the nine months ended March 31, 2017, was $180.6 million and consisted primarily of $162.3 million for the purchase of Horizon Scientific and Standex Electronics Japan.  We also used $18.5 million of cash for capital expenditures.  Cash inflows provided by financing activities for the nine months ended March 31, 2017, were $111.1 million.  We paid cash dividends of $5.8 million and had net borrowings of $123.0 million primarily to fund acquisitions and capital expenditures.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of March 31, 2017, the Company has used $8.4 million against the letter of credit sub-facility and had the ability to borrow $176.2 million under the facility based on our current trailing twelve month EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 3.0:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to $7.5 million, and unlimited non-cash charges including gains or losses on sale of property and goodwill adjustments.  At March 31, 2017, the Company’s Interest Coverage Ratio was 29.70:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  At March 31, 2017, the Company’s Leverage Ratio was 1.93:1.

To manage our interest rate exposure, we are party to $50.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.43%.

The following table sets forth our capitalization a March 31, 2017 and June 30, 2016:

(In thousands)	March 31, 2017	June 30, 2016
Long-term debt	$215,388	$92,114
Less cash and cash equivalents	87,953	121,988
Net debt (cash)	127,435	(29,874)
Stockholders' equity	388,212	369,959
Total capitalization	$515,647	$340,085

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $194.0 million at March 31, 2017, as compared to $197.9 million at the most recent measurement date, which occurred as of June 30, 2016.  The next measurement date to determine plan assets and benefit obligations will be on June 30, 2017.

At March 31, 2017, we do not expect to make mandatory contributions to the U.S pension plan until at least 2019.  The Company expects to pay $1.3 million in contributions to its defined benefit plans during fiscal 2017.  Contributions of $0.3 million and $1.0 million were made during the three and nine months ended March 31, 2017 compared to $0.3 million and $1.0 million during the three and nine months ended March 31, 2016, respectively.  Required contributions of $0.8 million will be paid to the Company’s U.K. defined benefit plan during 2017.  The Company also expects to make contributions of $0.3 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively during the current fiscal year.  Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for nine retired executives.  Current executives and new hires are not eligible for this program.  At March 31, 2017, the underlying policies had a cash surrender value of $20.2 million and are reported net of loans of $10.4 million for which we have the legal right of offset, these amounts are reported net on our balance sheet.

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

Foreign Currency Translation – Our primary functional currencies used by our non-U.S. subsidiaries are the Euro, Chinese (Yuan), Japanese (Yen), British Pound Sterling (Pound), Canadian dollar, and Mexican (Peso).

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

Employee Relations – The Company has labor agreements with several union locals in the United States and several European employees belong to European trade unions.  There were two union contracts in the U.S. scheduled to expire during fiscal year 2017, both of which have been successfully negotiated.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward and cross currency foreign exchange contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend payments, loan payments, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward and cross currency foreign exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At March 31, 2017, the fair value, in the aggregate, of the Company’s open foreign and cross currency exchange contracts was a liability of $2.1 million.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen, and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at March 31, 2017, would not result in a material change in our operations, financial position, or cash flows.  We do not hedge our translation risk. As a result, fluctuations in currency exchange rates can affect our stockholders’ equity.

Interest Rate Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we use interest rate swap agreements to modify our exposure to interest rate movements.  The Company’s currently effective swap agreements convert our base borrowing rate on $50.0 million of debt due under our Credit Agreement from a variable rate equal to LIBOR to a weighted average rate of 1.43% at March 31, 2017.

The Company’s effective rate on variable-rate borrowings, including the impact of interest rate swaps, under the revolving credit agreement increased from 1.76% at June 30, 2016 to 2.08% at March 31, 2017.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of March 31, 2017, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.

CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition.  During the second quarter of fiscal year 2017 the Company acquired all of the outstanding stock of Horizon Scientific, Inc., (“Horizon Scientific”) on October 16, 2016.  Horizon Scientific represents less than 4.2% and 2.8% of the Company's consolidated revenue for the three and nine months ended March 31, 2017, respectively and approximately 4.5% of the Company's consolidated assets at March 31, 2017.  At the end of the third quarter of fiscal year 2017 the Company acquired all of the outstanding stock Standex Electronics Japan.  Standex Electronics Japan represents less than 0.1% of the Company's consolidated revenue for the three and nine months ended March 31, 2017 and approximately 20.4% of the Company's consolidated assets at March 31, 2017.  Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2017 excludes any evaluation of the internal control over financial reporting of Horizon Scientific or Standex Electronics Japan.

There was no change in the Company's internal control over financial reporting during the quarterly period ended March 31, 2017 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended March 31, 2017
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total cumulative number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - January 31, 2017	334	$ 86.38	334	194,577

February 1 - February 28, 2017	4,943	97.30	4,943	189,634

March 1 - March 31, 2017	-	-	-	189,634

Total	5,277	$ 96.61	5,277	189,634

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

ITEM 6.  EXHIBITS

(a)

Exhibits

10	*

Share Purchase Agreement dated as of February 2, 2017 by Mold-Tech Singapore PTE LED, a subsidiary of Standex International Corporation, as buyer, and Oki Electric Industry Co., Ltd., as sellers, of all outstanding stock of Oki Sensor Device Corporation (English translation of Japanese original document)

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2017 and June 30, 2016, (ii) Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2017 and March 31, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2017 and March 31, 2016, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

ALL OTHER ITEMS ARE INAPPLICABLE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDEX INTERNATIONAL CORPORATION

Date:	May 2, 2017	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	May 2, 2017	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer/Assistant Treasurer

15