Form 10-K
period 2017-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2017-08-28
CIK 310354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017	Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its Charter)

DELAWARE	31-0596149
(State of incorporation)	(I.R.S. Employer Identification No.)

11 KEEWAYDIN DRIVE, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

(603) 893-9701
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $1.50 Per Share	New York Stock Exchange

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

YES [   ]     NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at the close of business on December 30, 2016 was approximately $1,108,193,137.  Registrant’s closing price as reported on the New York Stock Exchange for December 30, 2016 was $87.85 per share.

The number of shares of Registrant's Common Stock outstanding on August 22, 2017 was 12,775,165.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2017 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report.

Forward Looking Statement

Statements contained in this Annual Report on Form 10-K that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company’s business and the results of its operations and that may cause the actual results of operations in future periods to differ materially from those currently expected or anticipated.  These factors include, but are not limited to: materially adverse or unanticipated legal judgments, fines, penalties or settlements; conditions in the financial and banking markets, including fluctuations in exchange rates and the inability to repatriate foreign cash; domestic and international economic conditions, including the impact, length and degree of economic downturns on the customers and markets we serve and more specifically conditions in the food service equipment, automotive, construction, aerospace, energy, oil and gas, transportation, consumer appliance and general industrial markets; lower-cost competition; the relative mix of products which impact margins and operating efficiencies in certain of our businesses; the impact of higher raw material and component costs, particularly steel, petroleum based products and refrigeration components; an inability to realize the expected cost savings from restructuring activities including effective completion of plant consolidations; cost reduction efforts including procurement savings and productivity enhancements, capital management improvements, strategic capital expenditures, and the implementation of lean enterprise manufacturing techniques; the inability to achieve the savings expected from global sourcing of raw materials and diversification efforts in emerging markets; the inability to attain expected benefits from strategic alliances or acquisitions and the inability to effectively consummate and integrate such acquisitions and achieve synergies envisioned by the Company; market acceptance of our products; our ability to design, introduce and sell new products and related product components; the ability to redesign certain of our products to continue meeting evolving regulatory requirements; the impact of delays initiated by our customers; and our ability to increase manufacturing production to meet demand.  Another factor that could impact the Company is potential changes to future pension funding requirements.  In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

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

Our long-term strategy is to build larger industrial platforms through a value creation system that assists management in meeting specific corporate and business unit financial and strategic performance goals in order to create, improve, and enhance shareholder value.  The Standex Value Creation System is a standard methodology which provides consistent tools used throughout the company in order to achieve our organization’s goals.  The Standex Value Creation System employs four components: Balanced Performance Plan, Standex Growth Disciplines, Standex Operational Excellence, and Standex Talent Management.  The Balanced Performance Plan process aligns annual goals throughout the business and provides a standard reporting, management and review process.  It is focused on setting and meeting annual and quarterly targets that support our short and long term goals.  The Standex Growth Disciplines use a set of tools and processes including market maps, growth lane ways, and market tests to identify opportunities to expand the business organically and through acquisitions.  Standex Operational Excellence employs a standard playbook and processes, including LEAN, to eliminate waste and improve profitability, cash flow and customer satisfaction.  Finally, the Standex Talent Management process is an organizational development process that provides training, development, and succession planning for our employees throughout our worldwide organization.  The Standex Value Creation System ties all disciplines in the organization together under a common umbrella by providing standard tools and processes to deliver our business objectives.

•

It is our objective to grow larger and more profitable business units through both organic initiatives and acquisitions.  We seek to identify and implement organic growth initiatives such as new product development, geographic expansion, introduction of products and technologies into new markets and applications, key accounts and strategic sales channel partners.  Also, we have a long-term objective to create sizable business platforms by adding strategically aligned or “bolt on” acquisitions to strengthen the individual businesses, create both sales and cost synergies with our core business platforms, and accelerate their growth and margin improvement.  We look to create both sales and cost synergies within our core business platforms, accelerate growth and improve margins.  We have a particular focus on identifying and investing in opportunities that complement our products and will increase the global presence and capabilities of our businesses.  From time to time, we have divested, and likely will continue to divest, businesses that we feel are not strategic or do not meet our growth and return expectations.

•

We create “Customer Intimacy” by utilizing the Standex Growth Disciplines to partner with our customers in order to develop and deliver custom solutions or engineered components that solve problems for our customers or otherwise meet their needs.  This relationship generally provides us with the ability to identify new sales opportunities with our customers, increase profit over time and provide operating margins that enhance shareholder returns.  Further, we have made a priority of developing new sales channels and leveraging strategic customer relationships.

•

Standex Operational Excellence drives continuous improvement in the efficiency of our businesses.  We recognize that our businesses are competing in a global economy that requires us to improve our competitive position.  We have deployed a number of management competencies to drive improvements in cost structure of our business units including operational excellence through lean enterprise, the use of low cost manufacturing facilities in countries such as Mexico and China, the consolidation of manufacturing facilities to achieve economies of scale and leveraging of fixed infrastructure costs, alternate sourcing to achieve procurement cost reductions, and capital improvements to increase productivity in both the shop floor and back-office.

•

The Company’s strong historical cash flow has been a cornerstone for funding our capital allocation strategy.  We use cash flow generated from operations to fund the strategic growth programs described above, including acquisitions and investments for organic growth, maintenance of our capital assets and to return cash to our shareholders through payment of dividends and stock buybacks.

Please visit our website at www.standex.com to learn more about us or to review our most recent SEC filings.  The information on our website is for informational purposes only and is not incorporated into this Annual Report on Form 10-K.

Description of Segments

Food Service Equipment

The Food Service Equipment business is comprised of three groups.  The Refrigeration Solutions group consists of two businesses that manufacture walk-in and cabinet coolers and freezers, one for commercial food facilities and one for industrial, life science and scientific applications.  The Cooking Solutions group manufacturers cooking equipment such as ovens, fryers, warmers and grills used in commercial food preparation and service.  The Specialty Solutions group consists of a manufacturer of specialty pumps used in beverage applications and a custom display merchandising manufacturer.

Our products are used throughout the entire commercial food service process – from storage, to preparation, to cooking and to display.  The equipment that we design and manufacture is utilized in restaurants, convenience stores, quick-service restaurants, supermarkets, drug stores and institutions such as hotels, hospitals, and both corporate and school cafeterias to meet the challenges of providing food and beverages that are fresh and appealing while at the same time providing for food safety, and energy efficiency.  In the scientific markets, our product portfolio is used for research, testing and storage of pharmaceuticals, reagents, enzymes, plasma, whole blood, bone marrow, viruses, stem cells DNA and plant samples.

Food Service Equipment and Scientific products are manufactured in Hudson, WI; New Albany, MS; Summerville, SC; Nogales, Mexico; Simpsonville, SC; San Antonio, TX; Belleville, WI; and Mountmellick, Ireland.  In addition, we have our culinary demonstration center in Allen, TX.  Our products are sold predominantly in North America directly, through dealers, and through industry representatives in the Americas, Europe, Asia and Middle East.

Our product brands include:

-

NorLake® walk-in coolers and freezers and reach-in and under counter refrigerated cabinets to meet food service needs;

-

Master-Bilt® refrigerated reach-in and under counter refrigerated cabinets, cases, display units, and walk-in coolers and freezers;

-

Lab Research products (LRP), American BioTech Supply (ABS), Cryosafe, CryoGuard and NorLake Scientific® cold storage equipment and protective apparel to meet pharmacy and scientific needs;

-

APW Wyott®, Bakers Pride®, and Tri-Star commercial ovens, char broilers, ranges, griddles, toasters, warmers, roller grills and countertop merchandisers used in cooking, toasting, warming and merchandising food;

-

BKI® and Barbecue King commercial cook and hold units, rotisseries, pressure fryers, ovens and baking equipment;

-

Ultrafryer® commercial deep fryers for restaurant and commercial installations;

-

Federal merchandizing display cases for bakery, deli and confectionary products; and

-

Procon® pump systems used in beverage and industrial fluid handling applications.

Engraving

The Engraving segment consists of services and products.  Mold-Tech is a world-wide leader in applying textures to molds on which manufacturers produce a final product with the desired surface textures on molded plastic parts, slush-molded and in-mold grained parts.  Mold-Tech serves the global auto industry as well as consumer goods.

We simplify the supply chain for global Original Equipment Manufacturers, “OEM”, as a single source texture solutions supplier.  We provide texturizing services for the production of automotive components, particularly for interior dashboards and upholstery, textiles for paper towels and hygiene products, consumer products and cosmetic appearances, and surfaces in electronics such as computers, cell phones and printers.

Our worldwide Mold-Tech locations enable us to better serve our customers within key geographic areas including in the United States, Canada, Europe, China, India, Southeast Asia, Korea, Australia, South Africa, and South America.  Our products are primarily sold directly through our global sales network.  The Engraving segment serves a number of industries including automotive, plastics, building products, synthetic materials, converting, textile and paper, computer, housewares, hygiene product tooling and aerospace industries.

Innovent is a specialized supplier of tools and machines used to produce diapers and products which contain absorbent materials between layers of non-woven fabric.

The Engraving segment brands include:

-

Mold-Tech® which provides design and program management services texturizes molds used in the production of plastic parts and manufactures nickel shell slush mold tooling.

-

Mullen® Burst Testers used worldwide to measure the burst strength of paper, textiles, and board fibers

-

Innovent is an engineering and manufacturing company delivering innovative product and service solutions to hygiene, aerospace and other industrial clients around the world.

Our extensive worldwide network of 38 manufacturing and design centers provide uniform engravings to satisfy the needs of our global customers.  We expect to continue to strengthen our market leadership position through continuously expanding the breadth of products and services we provide customers such as development of patterns by proprietary digital based process technology, engraving of molds with chemical and laser technology, welding and polishing and production of nickel shells.

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

The segment includes our Spincraft units, with locations in North Billerica, MA, New Berlin, WI, and Newcastle upon Tyne in the U.K, along with, Enginetics, which has a plant in Huber Heights, OH.  Our sales are direct with the OEM’s and the Tier One’s in the particular markets, throughout the world, with the majority of our sales in North America and Europe.

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

Components are manufactured in plants located in the USA, Mexico, the U.K., Germany, Japan and China.  The business sells globally through a direct sales force, regional sales managers, field applications engineers, commissioned agents, representative groups, and distribution channels.  With the most recent acquisition of the OKI Sensor Device corporation’s reed switch business (now called Standex Electronics Japan), product sales are evenly split among North America, EMEA and APAC.

The brand names are Standex Electronics, Standex-Meder Electronics, Northlake Engineering, Standex Electronics Japan, and their top three reed switch product brands of MEDER, KENT, and KOFU switches.  The Company continues to expand the business through organic growth with current customers, new customers, developing new products and technologies, geographic expansion, and strategic acquisitions.

Hydraulics

The Hydraulics segment is a global manufacturer of mobile hydraulic cylinders including single or double acting telescopic and piston rod hydraulic cylinders.  Additionally, we manufacture a specialty pneumatic cylinder and promote complete wet line kits, which are complete hydraulic systems that include a pump, valves, hoses and fittings.  The wet line kits are utilized on dump truck OEM applications that include the single acting telescopic cylinder.  The pumps used on these applications have several different options in terms of controls and performance.  These pumps are also sold into the aftermarket for competitive replacement.

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

Patents and Trademarks

We hold approximately 42 United States patents and patents pending covering processes, methods and devices and approximately 41 United States trademarks with six additional trademark applications filed.  Many counterparts of these patents have also been registered in various foreign countries.  In addition, we have various foreign registered and common law trademarks.

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

Customers

Our business is not dependent upon a single customer or a few large customers, the loss of any one of which would not have a material adverse effect on our operations.  No customer accounted for more than 5% of our consolidated revenue in fiscal 2017 or any of the years presented.

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

Backlog orders in place at June 30, 2017 and 2016 are as follows (in thousands):

	As of June 30, 2017		As of June 30, 2016
	Total Backlog	Backlog under 1 year	Total Backlog	Backlog under 1 year
Food Service Equipment	$49,660	$47,039	$37,202	$35,395
Engraving	21,584	21,584	19,046	19,046
Engineering Technologies	92,154	61,329	90,241	60,520
Electronics	60,092	56,741	44,713	42,983
Hydraulics	6,846	6,846	4,951	4,951
Total	$230,336	$193,539	$196,153	$162,895

Backlog realizable within one year increased $30.6 million, or 18.8%, to $193.5 million at June 30, 2017 from $162.9 million at June 30, 2016. Backlog realizable under a year increased for each of our segments with Food Service Equipment Electronics, and Hydraulics each increasing over 30% year over year.  Food Service Equipment backlog realizable within one year increased $11.7 million, or 32.9%.  Without the impact of the newly acquired Horizon business, Food Service Equipment backlog realizable within one year increased 28.9%.  Higher demand for Refrigeration, Federal Industries, and Procon products drove the majority of the Food Service Equipment increase.  Engraving backlog realizable within one year increased $2.5 million, or 13.3%.  Adjusting for the impact of the divestiture of the roll plate engraving business, Engraving backlog realizable within one year increased 39.0%.  The increase is a result of increased demand and the effect of some automotive projects that were delayed to fiscal year 2018.  Electronics backlog realizable under a year increased $13.8 million, or 32.0%.  Without the impact of the Standex Electronics Japan acquisition, Electronics backlog realizable within one year decreased 4.9%.

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

International Operations

We have international operations in all of our business segments.  International operations are conducted at 58 locations, in Europe, Canada, China, India, Southeast Asia, Korea, Australia, Mexico, Brazil, and South Africa.  See the Notes to Consolidated Financial Statements for international operations financial data.  Our net sales from international operations increased from 27% in 2016 to 31% in 2017.  International operations are subject to certain inherent risks in connection with the conduct of business in foreign countries including, exchange controls, price controls, limitations on participation in local enterprises, nationalizations, expropriation and other governmental action, restrictions of repatriation of earnings, and changes in currency exchange rates.

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

Number of Employees

As of June 30, 2017, we employed approximately 5,500 employees of which approximately 2,900 were in the United States.  About 350 of our U.S. employees were represented by unions.  Approximately 26% of our production workforce is situated in low-cost manufacturing regions such as Mexico, Brazil and Asia.

Executive Officers of Standex

The executive officers of the Company as of June 30, 2017 were as follows:

Name	Age	Principal Occupation During the Past Five Years
David Dunbar	55	President and Chief Executive Officer of the Company since January 2014. President of the Valves and Controls global business unit of Pentair Ltd from 2009 through 2013.
Thomas D. DeByle	57	Vice President and Chief Financial Officer of the Company since March 2008.
Alan J. Glass	53	Vice President, Chief Legal Officer and Secretary of the Company since April 2016. Vice President, General Counsel and Secretary of CIRCOR International, Inc. from 2000 through 2016.
Ross McGovern	39

Vice President of Human Resources of the Company since August 2015.  Director of Human Resources of Keurig Green Mountain 2015, Vice President of Human Resources of Datacolor from 2012 through 2015, and Global Human Resources Manager of R&D GE Healthcare, Medical Diagnostics, a subsidiary of General Electric from 2009 through 2011.

Sean Valashinas	45	Chief Accounting Officer and Assistant Treasurer of the Company since October 2007.
Anne De Greef-Safft	55

Segment President of Food Service Equipment since January 2015; President of Danaher’s Gems, Setra, Sonix and Anderson Companies, where she directed the worldwide operations, marketing and sales, engineering, accounting and human resources functions of these businesses from 2009 through 2014.

Paul Burns	44

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

Item 1A.  Risk Factors

An investment in the Company involves various risks, including those mentioned below and those that are discussed from time to time in our other periodic filings with the Securities and Exchange Commission.  Investors should carefully consider these risks, along with the other information filed in this report, before making an investment decision regarding the Company.  Any of these risks could have a material adverse effect on our financial condition, results of operations and/or value of an investment in the Company.

A deterioration in the domestic and international economic environment could adversely affect our operating results, cashflow and financial condition.

Recessionary economic conditions, with or without a tightening of credit, could adversely impact major markets served by our businesses, including cyclical markets such as automotive, aviation, energy and power, heavy construction vehicle, general industrial, consumer appliances and food service.  An economic recession could adversely affect our business by:

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

•

increasing the risk of supply interruptions that would be disruptive to our manufacturing processes; and

•

reducing the availability of credit and spending power for our customers.

We rely on our credit facility to provide us with sufficient capital to operate our businesses.

We rely on our revolving credit facility, in part along with operating cash flow, to provide us with sufficient capital to operate our businesses.  The availability of borrowings under our revolving credit facility is dependent upon our compliance with the covenants set forth in the facility, including the maintenance of certain financial ratios.  Our ability to comply with these covenants is dependent upon our future performance, which is subject to economic conditions in our markets along with factors that are beyond our control.  Violation of those covenants could result in our lenders restricting or terminating our borrowing ability under our credit facility, cause us to be liable for covenant waiver fees or other obligations, or trigger an event of default under the terms of our credit facility, which could result in acceleration of the debt under the facility and require prepayment of the debt before its due date.  Even if new financing is available in the event of a default under our current credit facility, the interest rate charged on any new borrowing could be substantially higher than under the current credit facility, thus adversely affecting our overall financial condition.  If our lenders reduce or terminate our access to amounts under our credit facility, we may not have sufficient capital to fund our working capital needs or we may need to secure additional capital or financing to fund our working capital requirements or to repay outstanding debt under our credit facility.

Our credit facility contains covenants that restrict our activities.

Our revolving credit facility contains covenants that restrict our activities, including our ability to:

•

incur additional indebtedness;

•

make investments, including acquisitions;

•

create liens;

•

pay cash dividends to shareholders unless we are compliant with the financial covenants set forth in the credit facility; and

•

sell material assets.

Our global operations subject us to international business risks.

We operate in 58 locations outside of the United States in Europe, Canada, China, Japan, India, Singapore, Korea, Australia, Mexico, Brazil, Turkey, Malaysia, and South Africa.  If we are unable to successfully manage the risks inherent to the operation and expansion of our global businesses, those risks could have a material adverse effect on our results of operations, cashflow or financial condition.  These international business risks include:

•

fluctuations in currency exchange rates;

•

changes in government regulations;

•

restrictions on repatriation of earnings;

•

import and export controls;

•

political, social and economic instability;

•

potential adverse tax consequences;

•

difficulties in staffing and managing multi-national operations;

•

unexpected changes in zoning or other land-use requirements;

•

difficulties in our ability to enforce legal rights and remedies; and

•

changes in regulatory requirements.

Failure to achieve expected savings and synergies could adversely impact our operating profits and cash flows.

We focus on improving profitability through LEAN enterprise, low cost sourcing and manufacturing initiatives, improving working capital management, developing new and enhanced products, consolidating factories where appropriate, automating manufacturing processes, diversification efforts and completing acquisitions which deliver synergies to stimulate sales and growth.  If we are unable to successfully execute these programs, such failure could adversely affect our operating profits and cash flows.  In addition, actions we may take to consolidate manufacturing operations to achieve cost savings or adjust to market developments may result in restructuring charges that adversely affect our profits.

Violation of anti-bribery or similar laws by our employees, business partners or agents could result in fines, penalties, damage to our reputation or other adverse consequences.

We cannot assure that our internal controls, code of conduct and training of our employees will provide complete protection from reckless or criminal acts of our employees, business partners or agents that might violate United States or international laws relating to anti-bribery or similar topics.  A violation of these laws could subject us to civil or criminal investigations that could result in substantial civil or criminal fines and penalties and which could damage our reputation.

We face significant competition in our markets and, if we are not able to respond to competition in our markets, our net sales, profits and cash flows could decline.

Our businesses operate in highly competitive markets.  To compete effectively, we must retain long standing relationships with significant customers, offer attractive pricing, maintain product quality, develop enhancements to products that offer performance features that are superior to our competitors and which maintain our brand recognition, continue to automate our manufacturing capabilities, continue to grow our business by establishing relationships with new customers, diversify into emerging markets and penetrate new markets.  If we are unable to compete effectively, our net sales, profitability and cash flows could decline.  Pricing pressures resulting from competition may adversely affect our net sales and profitability.

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

We purchase large quantities of steel, aluminum, refrigeration components, freight services, foam insulation and other metal commodities for the manufacture of our products.  Historically, prices for commodities have fluctuated, and we are unable to enter into long term contracts or other arrangements to hedge the risk of price increases in many of these commodities.  Significant price increases for these commodities could adversely affect our operating profits if we cannot timely mitigate the price increases by successfully sourcing lower cost commodities or by passing the increased costs on to customers.  Shortages or other disruptions in the supply of these commodities could delay sales or increase costs.

An inability to identify or complete future acquisitions could adversely affect our future growth.

As part of our growth strategy, we intend to pursue acquisitions that provide opportunities for profitable growth for our businesses and enable us to leverage our competitive strengths.  While we continue to evaluate potential acquisitions, we may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms, obtain regulatory approval for certain acquisitions or otherwise complete acquisitions in the future.  An inability to identify or complete future acquisitions could limit our future growth.

We may experience difficulties in integrating acquisitions.

Integration of acquired companies involves several risks, including:

•

inability to operate acquired businesses profitably;

•

failure to accomplish strategic objectives for those acquisitions;

•

unanticipated costs relating to acquisitions or to the integration of the acquired businesses;

•

difficulties in achieving planned cost savings synergies and growth opportunities; and

•

possible future impairment charges for goodwill and non-amortizable intangible assets that are recorded due to acquisitions.

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

We test goodwill and our other intangible assets with indefinite useful lives for impairment on an annual basis or on an interim basis if a potential impairment factor arises that indicates the fair value of the reporting unit may fall below its carrying value.  Various uncertainties, including continued adverse conditions in the capital markets or changes in general economic conditions, could impact the future operating performance at one or more of our businesses which could significantly affect our valuations and could result in additional future impairments.  The recognition of an impairment of a significant portion of goodwill would negatively affect our results of operations.

Materially adverse or unforeseen legal judgments, fines, penalties or settlements could have an adverse impact on our profits and cash flows.

We are and may, from time to time, become a party to legal proceedings incidental to our businesses, including, but not limited to, alleged claims relating to product liability, environmental compliance, patent infringement, commercial disputes and employment and regulatory matters.  In accordance with United States generally accepted accounting principles, we establish reserves based on our assessment of contingent liabilities.  Subsequent developments in legal proceedings may affect our assessment and estimates of loss contingencies, recorded as reserves, which could require us to record additional reserves or make material payments which could adversely affect our profits and cash flows.  Even the successful defense of legal proceedings may cause us to incur substantial legal costs and may divert management's time and resources away from our businesses.

The costs of complying with existing or future environmental regulations, and of correcting any violations of these regulations, could impact our profitability.

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

The costs of complying with existing or future regulations applicable to our products, and of correcting any violations of such regulations, could impact our profitability.

Certain of our products are subject to regulations promulgated by administrative agencies such as the Department of Energy, Occupations Health and Safety Administration and the Food and Drug Administration.  Such regulations, among other matters, specify requirements regarding energy efficiency and product safety.  Regulatory violations could result in financial penalties and other enforcement actions.  We could be required to halt production of one or more products until a violation is cured.  Although we attempt to produce our products in compliance with these requirements, the costs of curing violations or resolving enforcement actions that might be initiated by administrative agencies could be substantial.

Strategic divestitures and contingent liabilities from businesses that we sell could adversely affect our results of operations and financial condition.

From time to time, we have sold and may continue to sell business that we consider to be either underperforming or no longer part of our strategic vision.  The sale of any such business could result in a financial loss and/or write-down of goodwill which could have a material adverse effect on our results for the financial reporting period during which such sale occurs.  In addition, in connection with such divestitures, we have retained, and may in the future retain responsibility for some of the known and unknown contingent liabilities related to certain divestitures such as lawsuits, tax liabilities, product liability claims, and environmental matters.

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

The discount rate and the expected rate of return on plan assets represent key assumptions inherent in our actuarially calculated pension plan obligations and pension plan expense.  If discount rates and actual rates of return on invested plan assets were to decrease significantly, our pension plan obligations could increase materially.  Although our pension plans have been frozen, the size of future required pension contributions could require us to dedicate a greater portion of our cash flow from operations to making contributions, which could negatively impact our financial flexibility.

Our business could be negatively impacted by cybersecurity threats, information systems and network interruptions, and other security threats or disruptions.

Our information technology networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations.  Cybersecurity threats are persistent, evolve quickly, and include, but are not limited to, computer viruses, ransomware, attempts to access information, denial of service and other electronic security breaches.  These events could disrupt our operations or customers and other third party IT systems in which we are involved and could negatively impact our reputation among our customers and the public which could have a negative impact on our financial conditions, results of operations, or liquidity.

Various restrictions in our charter documents, Delaware law and our credit agreement could prevent or delay a change in control that is not supported by our board of directors.

We are subject to several provisions in our charter documents, Delaware law and our credit facility that may discourage, delay or prevent a merger, acquisition or change of control that a stockholder may consider favorable.  These anti-takeover provisions include:

•

maintaining a classified board and imposing advance notice procedures for nominations of candidates for election as directors and for stockholder proposals to be considered at stockholders' meetings;

•

a provision in our certificate of incorporation that requires the approval of the holders of 80% of the outstanding shares of our common stock to adopt any agreement of merger, the sale of substantially all of the assets of the Company to a third party or the issuance or transfer by the Company of voting securities having a fair market value of $1 million or more to a third party, if in any such case such third party is the beneficial owner of 10% or more of the outstanding shares of our common stock, unless the transaction has been approved prior to its consummation by all of our directors;

•

requiring the affirmative vote of the holders of at least 80% of the outstanding shares of our common stock for stockholders to amend our amended and restated by-laws;

•

covenants in our credit facility restricting mergers, asset sales and similar transactions; and

•

the Delaware anti-takeover statute contained in Section 203 of the Delaware General Corporation Law.

Section 203 of the Delaware General Corporation Law prohibits a merger, consolidation, asset sale or other similar business combination between the Company and any stockholder of 15% or more of our voting stock for a period of three years after the stockholder acquires 15% or more of our voting stock, unless (1) the transaction is approved by our board of directors before the stockholder acquires 15% or more of our voting stock, (2) upon completing the transaction the stockholder owns at least 85% of our voting stock outstanding at the commencement of the transaction, or (3) the transaction is approved by our board of directors and the holders of 66 2/3% of our voting stock, excluding shares of our voting stock owned by the stockholder.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We have a total of 98 facilities, of which we operate 84 manufacturing plants and warehouses located throughout the United States, Europe, Canada, Australia, Southeast Asia, Korea, Japan, China, India, Brazil, South Africa, and Mexico.  The Company owns 21 of the facilities and the balance are leased.  For the year ended June 30, 2017 the approximate building space utilized by each segment is as follows:

		Area in Square Feet (in thousands)
Segment location	Number of Facilities	Leased	Owned	Total
EMEA(1)	2	20	-	20
Other Americas	4	32	185	217
United States	15	386	790	1,176
Food Service Equipment	21	438	975	1,413
Asia Pacific	16	165	-	165
EMEA(1)	15	302	36	338
Other Americas	2	43	-	43
United States	6	17	224	241
Engraving	39	527	260	787
EMEA(1)	3	80	-	80
United States	7	273	171	444
Engineering Technologies	10	353	171	524
Asia Pacific	6	76	-	76
EMEA(1)	5	8	89	97
Other Americas	2	61	-	61
United States	4	29	61	90
Electronics	17	174	150	324
Asia Pacific	2	75	-	75
Other Americas	1	1	-	1
United States	5	15	101	116
Hydraulics	8	91	101	192
United States	3	150	22	172
Corporate & Other	3	150	22	172
Total	98	1,733	1,679	3,412

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

PART II

Item 5.  Market for Standex Common Stock

Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market in which the Common Stock of Standex is traded is the New York Stock Exchange under the ticker symbol “SXI”.  The high and low sales prices for the Common Stock on the New York Stock Exchange and the dividends paid per Common Share for each quarter in the last two fiscal years are as follows:

	Common Stock Price Range				Dividends Per Share
	2017		2016
Year Ended June 30	High	Low	High	Low	2017	2016
First quarter	$ 93.29	$ 80.90	$ 83.20	$ 66.98	$ 0.14	$ 0.12
Second quarter	97.55	74.35	93.10	72.94	0.16	0.14
Third quarter	101.24	85.80	82.45	65.53	0.16	0.14
Fourth quarter	100.30	84.30	89.29	75.59	0.16	0.14

The approximate number of stockholders of record on July 31, 2017 was 1,663.

Additional information regarding our equity compensation plans is presented in the Notes to Consolidated Financial Statements under the caption “Stock-Based Compensation and Purchase Plans” and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities (1)
Quarter Ended June 30, 2017
Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2017	-	$ -	-	$ 90,126,230
May 1 - May 31, 2017	2,655	91.72	2,655	$ 89,882,702
June 1 - June 30, 2017	1,370	90.06	1,370	$ 89,759,320
TOTAL	4,025	$ 91.16	4,025	$ 89,759,320

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

The following graph compares the cumulative total stockholder return on the Company’s Common Stock as of the end of each of the last five fiscal years, with the cumulative total stockholder return on the Standard & Poor’s Small Cap 600 (Industrial Segment) Index and on the Russell 2000 Index, assuming an investment of $100 in each at their closing prices on June 30, 2012 and the reinvestment of all dividends.

Item 6.  Selected Consolidated Financial Data

Selected financial data for the five years ended June 30, is as follows:

See Item 7 for discussions on comparability of the below.

	2017	2016	2015	2014	2013
SUMMARY OF OPERATIONS (in thousands)
Net sales
Food Service Equipment	$ 380,970	$ 381,867	$ 408,706	$ 377,848	$ 367,008
Engraving	105,943	124,120	110,781	109,271	93,380
Engineering Technologies	90,506	82,235	97,018	79,642	74,838
Electronics	136,689	118,319	114,196	114,881	108,085
Hydraulics	41,150	45,045	41,441	34,538	30,079
Total	$ 755,258	$ 751,586	$ 772,142	$ 716,180	$ 673,390
Gross profit	$ 252,754	$ 252,253	$ 247,486	$ 238,269	$ 218,191
Operating income (loss)
Food Service Equipment	$ 33,436	$ 40,142	$ 37,456	$ 38,203	$ 37,533
Engraving	25,584	29,579	24,250	22,145	15,596
Engineering Technologies	9,662	8,258	13,097	12,676	13,241
Electronics	27,663	21,104	20,884	19,732	16,147
Hydraulics	6,712	7,947	7,013	5,781	4,968
Restructuring (1)	(5,825)	(4,232)	(3,443)	(10,077)	(2,666)
Gain on sale of real estate	652	-	-	-	-
Acquisition related expenses	(7,843)	-	-	-	-
Other operating income (expense), net	-	(7,458)	438	3,462	-
Corporate and Other	(25,015)	(24,996)	(21,051)	(26,054)	(22,924)
Total	65,026	$ 70,344	$ 78,644	$ 65,868	$ 61,895
Interest expense	(4,043)	(2,871)	(3,161)	(2,249)	(2,469)
Other non-operating (loss) income	949	1,052	634	4,184	(128)
Provision for income taxes	(15,355)	(16,295)	(20,874)	(18,054)	(15,244)
Income from continuing operations	46,577	52,230	55,243	49,749	44,054
Income/(loss) from discontinued operations	(32)	(174)	(500)	(6,883)	794
Net income	$ 46,545	$ 52,056	$ 54,743	$ 42,866	$ 44,848

(1) See discussion of restructuring activities in Note 16 of the consolidated financial statements.

	2017	2016	2015	2014	2013
PER SHARE DATA
Basic
Income from continuing operations	$ 3.68	$ 4.12	$ 4.37	$ 3.94	$ 3.51
Income/(loss) from discontinued operations	-	(0.01)	(0.04)	(0.55)	0.06
Total	$ 3.68	$ 4.11	$ 4.33	$ 3.39	$ 3.57

Diluted
Income from continuing operations	$ 3.65	$ 4.09	$ 4.31	$ 3.89	$ 3.45
Income/(loss) from discontinued operations	-	(0.01)	(0.04)	(0.54)	0.06
Total	$ 3.65	$ 4.08	$ 4.27	$ 3.35	$ 3.51

Dividends declared	$ 0.62	$ 0.54	$ 0.46	$ 0.38	$ 0.31

	2017	2016	2015	2014	2013
BALANCE SHEET (in thousands)
Total assets	$ 867,676	$ 690,457	$ 659,063	$ 577,785	$ 509,947

Accounts receivable	127,060	103,974	110,478	107,674	97,995
Inventories	119,401	105,402	108,305	97,065	81,811
Accounts payable	96,487	77,099	80,764	85,206	67,552
Goodwill	242,690	157,354	154,732	125,965	111,905

Long-term debt	$ 191,976	$ 92,114	$ 101,753	$ 44,681	$ 49,446
Total debt	191,976	92,114	101,753	44,681	49,446
Less cash	88,566	121,988	96,128	74,260	51,064
Net debt (cash)	$ 103,410	$ (29,874)	$ 5,625	$ (29,579)	$ (1,618)

Stockholders' equity	$ 408,664	$ 369,959	$ 348,570	$ 340,726	$ 290,988

KEY STATISTICS	2017	2016	2015	2014	2013
Gross profit margin	33.5%	33.6%	32.1%	33.3%	32.4%
Operating income margin	8.6%	9.4%	10.2%	9.2%	9.2%

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading manufacturer of a variety of products and services for diverse commercial and industrial markets.  We have twelve operating segments, aggregated and organized for reporting purposes into five reportable segments:  Food Service Equipment, Engraving, Engineering Technologies, Electronics and Hydraulics.  Overall management, strategic development and financial control are maintained by the executive staff from our corporate headquarters located in Salem, New Hampshire.

Our long-term strategy is to build larger industrial platforms through a value creation system that assists management in meeting specific corporate and business unit financial and strategic performance goals in order to create, improve, and enhance shareholder value.  The Standex Value Creation System is a standard methodology which provides consistent tools used throughout the company in order to achieve our organization’s goal of transforming from its historic roots as a holding company to an efficient operating company.  The Standex Value Creation System employs four components: Balanced Performance Plan, Standex Growth Disciplines, Standex Operational Excellence, and Standex Talent Management.  The Balanced Performance Plan process aligns annual goals throughout the business and provides a standard reporting, management and review process.  It is focused on setting and meeting annual and quarterly targets that support our short and long term goals.  The Standex Growth Disciplines use a set of tools and processes including market maps, growth lane ways, and market tests to identify opportunities to expand the business organically and through acquisitions.  Standex Operational Excellence employs a standard playbook and processes, including LEAN, to eliminate waste and improve profitability, cash flow and customer satisfaction.  Finally, the Standex Talent Management process is an organizational development process that provides training, development, and succession planning for our employees throughout our worldwide organization.  The Standex Value Creation System ties all disciplines in the organization together under a common umbrella by providing standard tools and processes to deliver our business objectives.

•

It is our objective to grow larger and more profitable business units through both organic initiatives and acquisitions.  We seek to identify and implement organic growth initiatives such as new product development, geographic expansion, introduction of products and technologies into new markets and applications, key accounts and strategic sales channel partners.  Also, we have a long-term objective to create sizable business platforms by adding strategically aligned or “bolt on” acquisitions to strengthen the individual businesses, create both sales and cost synergies with our core business platforms, and accelerate their growth and margin improvement.  We look to create both sales and cost synergies within our core business platforms, accelerate growth and improve margins.  We have a particular focus on identifying and investing in opportunities that complement our products and will increase the global presence and capabilities of our businesses.  From time to time, we have divested, and likely will continue to divest, businesses that we feel are not strategic or do not meet our growth and return expectations.

o

As part of our ongoing strategy, we acquired all of the outstanding shares of Oki Sensor Device Corporation from OKI Electric Industry Co., Ltd. during the third quarter of fiscal year 2017.  Located in Kofu City, Japan, OKI Sensor Device Corporation is the world’s leading designer and supplier of magnetic reed switches.  Now named Standex Electronics Japan Corporation, (“Standex Electronics Japan”) the acquisition enhances the Company’s access to important Asian markets and enables the Company to offer a world class suite of reed switches and related magnetic solutions while continuing to serve Standex Electronics Japan’s diverse distribution channels.  Standex Electronics Japan’s results are reported within our Electronics segment.

o

During our second quarter of 2017, we acquired Horizon Scientific, Inc., (“Horizon Scientific”) a South Carolina-based supplier of laboratory refrigerators and freezers, as well as cryogenic equipment for the scientific, bio-medical and pharmaceutical markets.  We have included the operating results of Horizon Scientific in our Food Service Equipment segment in our Condensed Consolidated Financial Statements.  Horizon Scientific expands our access to higher-margin refrigeration markets in the growing scientific sector that provides solutions for exacting temperature storage requirements.  Horizon Scientific’s products complement the scientific offerings in our Nor-Lake division.

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

•

We create “Customer Intimacy” by utilizing the Standex Growth Disciplines to partner with our customers in order to develop and deliver custom solutions or engineered components.  By partnering with our customers during long-term product development cycles, we become an extension of their development teams.  Through this Partner, Solve, Deliver ® methodology, we are able to secure our position as a preferred long-term solution provider for our products and components.  This strategy results in increased sales and operating margins that enhance shareholder returns.

•

Standex Operational Excellence drives continuous improvement in the efficiency of our businesses, both on the shop floor and in the office environment.  We recognize that our businesses are competing in a global economy that requires us to improve our competitive position.  We have deployed a number of management competencies to drive improvements in the cost structure of our business units including operational excellence through lean enterprise, the use of low cost manufacturing facilities in countries such as Mexico and China, the consolidation of manufacturing facilities to achieve economies of scale and leveraging of fixed infrastructure costs, alternate sourcing to achieve procurement cost reductions, and capital improvements to increase productivity.

•

The Company’s strong historical cash flow has been a cornerstone for funding our capital allocation strategy.  We use cash flow generated from operations to fund the strategic growth programs described above, including acquisitions and investments for organic growth, investments in capital assets to improve productivity and lower costs and to return cash to our shareholders through payment of dividends and stock buybacks.

Restructuring expenses reflect costs associated with the Company’s efforts of continuously improving operational efficiency and expanding globally in order to remain competitive in the end-user markets we serve.  The Company incurs costs for actions to size its businesses to a level appropriate for current economic conditions, improve its cost structure, enhance our competitive position and increase operating margins.  Such expenses include costs for moving facilities to locations that allow for lower fixed and variable costs, starting up plants after relocation, downsizing operations because of changing economic conditions, and other costs resulting from asset redeployment decisions.  Shutdown costs include severance, benefits, stay bonuses, lease and contract terminations, asset write-downs, costs of moving fixed assets, and moving and relocation costs. Vacant facility costs include maintenance, utilities, property taxes and other costs.

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

Unless otherwise noted, references to years are to fiscal years.

Consolidated Results from Continuing Operations (in thousands):

	2017	2016	2015
Net sales	$755,258	$751,586	$772,142
Gross profit margin	33.5%	33.6%	32.1%
Restructuring costs	5,825	4,232	3,443
Other income/(expense) operating	(7,843)	(7,458)	438
Income from operations	65,026	70,344	78,644

Backlog (realizable within 1 year)	$193,539	$162,895	$168,157

	2017	2016	2015
Net sales	$755,258	$751,586	$772,142
Components of change in sales:
Effect of acquisitions	38,498	11,672	38,155
Effect of exchange rates	(6,195)	(15,011)	(16,423)
Effect of business divestitures	(17,446)	2,791	9,096
Organic sales growth	(11,185)	(20,008)	25,134

Net sales for the fiscal year 2017 increased by $3.7 million, or 0.5%, when compared to the prior year.  Incremental sales increases of $38.5 million from our recent acquisitions were partially offset by organic sales declines of $11.2 million, or 1.5%, the impact of $17.4 million, or 2.3%, from the divestiture of the RPM business, and an unfavorable impact of $6.2 million, or 0.8%, due to the effect of exchanges rates.  The organic sales decrease was primarily driven by lower sales in Food Service, Refrigeration and Cooking Solutions.

Net sales for the fiscal year 2016 decreased slightly by $20.6 million, or 2.7%, when compared to the prior year.  The decrease is driven by $20.0 million, or 2.7% of organic sales declines and $15.0 million, or 1.9%, of unfavorable foreign exchange partially offset by $11.7 million, or 1.5% from the Northlake and Enginetics acquisitions.  The organic sales decrease was primarily driven by lower sales to the refrigeration and oil and gas markets, partially offset by higher sales to the automotive and other markets.

Gross Profit Margin

During 2017, gross margin remained essentially flat at 33.5% as compared to 33.6% in 2016.  Excluding the effects of purchase accounting in both years, our gross margins increased 29 basis points compared to prior year.  During fiscal year 2017, we incurred $3.1 million of purchase accounting charges related to the Standex Electronics Japan and Horizon Scientific acquisitions as compared to charges of $0.4 million in the prior year for the Northlake acquisition.

During 2016, gross margin increased to 33.6% as compared to 32.1% in 2015.  The increase was the result of higher sales in the Engraving segment, which typically carry higher margins than sales in our other segments and operational improvements in our Food Service Equipment segment as our Operational Excellence initiatives generated positive gross margin results.  We also experienced gross margin improvements due to reduced purchase accounting charges of $1.3 million.  During fiscal year 2016 we incurred $0.4 million of purchase accounting charges related to the Northlake acquisition as compared to charges of $1.7 million in the prior year for the Enginetics and Ultrafryer acquisitions.

Restructuring Charges and Acquisition Related Expenses

For fiscal year 2017, we incurred restructuring costs of $5.8 million which were spent in three primary areas.  First, Engineering Technologies incurred $3.6 million of expense related to manufacturing footprint optimization at the Enginetics, Huber Heights, Ohio facility which allowed us to close its East Lake, Ohio facility.  We vacated and sublet the East Lake facility for approximately the same aggregate lease costs for which we are obligated under the lease.  Second, we spent $1.2 million to gain organizational efficiencies within the Food Service Equipment segment.  Finally, we spent $0.5 million in order to move our Electronics facility in China due to government directives related to all businesses in the area where our facility was located.

Also during fiscal year 2017, we incurred acquisition related expenses of $7.8 million comprised of three items.  First, we recognized $2.1 million for deferred compensation earned by the Horizon Scientific seller during the year.  The payments are contingent on the seller remaining an employee of the Company and are therefore treated as compensation expense.  Second, we spent $2.7 million on investment banker fees for services provided in connection with the Standex Electronics Japan transaction.  Third, we incurred $3.0 million for third party due diligence and legal expenses related to Standex Electronics Japan and other acquisition activity.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses, (“SG&A”) for the fiscal year 2017 were $174.1 million, or 23.0%, of sales compared to $170.2 million, or 22.6%, of sales during the prior year.  The increase in SG&A is primarily due to $5.6 million and $2.6 million of on-going SG&A expenses related to the Horizon Scientific and Standex Electronics Japan businesses, respectively, which were not in prior year.  These increases were partially offset by declines of $2.5 million from the divestiture of the RPM business, lower administrative compensation costs of $2.0 million, and lower variable expenses including commission and distribution costs.

Selling, general, and administrative expenses, (“SG&A”) for the fiscal year 2016 were $170.2 million or 22.6% of sales compared to $165.8 million or 21.5% of sales during the prior year.  The increase in SG&A was due to higher health care expenses, compensation, along with SG&A embedded in the Northlake business partially offset by declines in distribution expense.

Income from Operations

Income from operations for the fiscal year 2017 was $65.0 million, compared to $70.3 million during the prior year.  The decrease of $5.5 million is primarily to due acquisition related costs of $7.8 million, an increase in restructuring costs of $1.6 million, and overall organic sales volume declines.  These decreases were partially offset by the positive performance of our Horizon Scientific and Standex Electronic Japan acquisitions.  Discussion of the performance of each of our reportable segments is more fully explained in the segment analysis that follows.

Income from operations for the fiscal year 2016 decreased by $8.3 million or 10.6%, when compared to the prior year.  The decrease was a result of a $7.3 million non-cash loss incurred to adjust the net realizable value of the Roll Plate and Machinery business, increases in health care and compensation expenses, partially offset by gross profit improvements due to business segment mix.  Discussion of the performance of each of our reportable segments is more fully explained in the segment analysis that follows.

Interest Expense

Interest expense for the fiscal year 2017 was $4.0 million, an increase of $1.2 million as compared to the prior year.  Interest expense increases were due to higher borrowing costs and an increase in outstanding borrowings, primarily to fund acquisition activity.

Interest expense for the fiscal year 2016 was $2.9 million, a decrease of $0.3 million as compared to the prior year.  The decrease was primarily due to lower average borrowings outstanding during the year.

Income Taxes

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2017 was $15.4 million, or an effective rate of 24.8%, compared to $16.3 million, or an effective rate of 23.8% for the year ended June 30, 2016, and $20.9 million, or an effective rate of 27.4% for the year ended June 30, 2015.  Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, the amount of the Company's income or loss, the mix of income earned in the US versus outside the US, the effective tax rate in each of the countries in which we earn income, and any one-time tax issues which occur during the period.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2017 was impacted by the following items: (i) a provision of $0.4 million related to non-deductible transaction costs, (ii) a benefit of $0.6 million related to the R&D tax credit, and (iii) a benefit of $5.3 million due to the mix of income earned in jurisdictions with beneficial tax rates.

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

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2015 was impacted by the following items: (i) a benefit of $0.5 million related to the R&D tax credit that expired during the fiscal year on December 31, (ii) a benefit of $4.0 million due to the mix of income earned in jurisdictions with beneficial tax rates.

Capital Expenditures

During 2017, capital expenditures increased to $25.8 million or 3.4% of net sales, as compared to $17.9 million, or 2.4%, of net sales in the prior year.  Capital spending is focused on growth initiatives, cost reduction, and upgrades to extend the capabilities of our capital assets.  In general, we anticipate our capital expenditures over the long term will be approximately 2% to 3% of net sales.  We expect 2018 capital spending to be between $27.0 and $29.0 million which includes amounts not spent in 2017 and an incremental $2.8 million for Standex Electronics Japan.

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

Backlog orders in place at June 30, 2017 and 2016 are as follows (in thousands):

	As of June 30, 2017		As of June 30, 2016
	Total Backlog	Backlog under 1 year	Total Backlog	Backlog under 1 year
Food Service Equipment	$49,660	$47,039	$37,202	$35,395
Engraving	21,584	21,584	19,046	19,046
Engineering Technologies	92,154	61,329	90,241	60,520
Electronics	60,092	56,741	44,713	42,983
Hydraulics	6,846	6,846	4,951	4,951
Total	$230,336	$193,539	$196,153	$162,895

Backlog realizable within one year increased $30.6 million, or 18.8%, to $193.5 million at June 30, 2017 from $162.9 million at June 30, 2016.  Backlog realizable under a year increased for each of our segments with Food Service Equipment, Electronics, and Hydraulics each increasing over 30% year over year.  Food Service Equipment backlog realizable within one year increased $11.7 million, or 32.9%.  Without the impact of the newly acquired Horizon Scientific business, Food Service Equipment backlog realizable within one year increased 28.9%.  Higher demand for Refrigeration and Specialty Solutions drove the majority of the Food Service Equipment increase.  Engraving backlog realizable within one year increased $2.5 million, or 13.3%. Adjusting for the impact of the divestiture of the Standex Engraving business, Engraving backlog realizable within one year increased 39.0%.  The increase is a result of increased demand and the effect of some automotive projects that were delayed to fiscal year 2018.  Electronics backlog realizable under a year increased $13.8 million, or 32.0%. Without the impact of the Standex Electronics Japan acquisition, Electronics backlog realizable within one year decreased 4.9%

Segment Analysis (in thousands)

Food Service Equipment

	2017 compared to 2016			2016 compared to 2015
(in thousands except			%			%
percentages)	2017	2016	Change	2016	2015	Change
Net sales	$ 380,970	$ 381,867	(0.2%)	$ 381,867	$ 408,706	(6.6%)
Income from operations	33,436	40,142	(16.7%)	40,142	37,456	7.2%
Operating income margin	8.8%	10.5%		10.5%	9.2%

Net sales for fiscal year 2017 decreased $0.9 million, or 0.2% when compared to the prior year.  The Horizon Scientific acquisition added $23.4 million or 6.1%, while organic sales declined by $24.2 million or 6.3%.  The organic sales decline was driven by a 7.4% decrease in Refrigeration and a 9.9% decrease in Cooking Solutions, partially offset by a 2.7% increase in Specialty Solutions.  Four factors contributed to the organic Refrigeration sales decline: (i) continued loss of market share into the dollar store market, (ii) delayed growth in the pharmacy sector due to merger delays, and (iii) second half manufacturing issues which, in the short term, lengthened our delivery lead-times and (iv) increasing importance of buying groups as a sales channel and their resultant lower margins.  Sales from the Cooking Solutions group decreased due to non-recurring rollouts in the supermarket channel, lower sales on rationalized low-margin products and lower sales to a few major dealers.  Specialty Solutions sales increased due to strong volume in our beverage segment and modest growth in merchandising.  Looking forward, we anticipate continued momentum in our Specialty Solutions group while we focus on enhancing profitability through product rationalization and tighter customer focus.

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

Income from operations for fiscal year 2017 decreased $6.7 million, or 16.7%, when compared to the prior year, and operating income margin decreased from 10.5% to 8.8%.  Fiscal year results were primarily impacted by sales declines in the Refrigeration Solutions group due to the factors discussed above.  We are currently evaluating our options to realign our Refrigeration and Cooking Solutions plant operations to improve efficiencies and reduce costs of standard products in these businesses.  In addition, we are restructuring the Food Service Equipment group to streamline reporting and further reduce costs and improve operating margins.  Details of the costs and expected savings related to these initiatives will be available in the first quarter of fiscal year 2018.  Finally, our focus in fiscal year 2018 is to continue driving growth in the differentiated products within cooking, scientific, pump and merchandising businesses.

Income from operations for fiscal year 2016 increased $2.7 million, or 7.2%, when compared to the prior year, and operating income margin grew from 9.2% to 10.5%, up 130 basis points.  Operating efficiencies, portfolio focus, paring of low-margin products and expense controls have increased our leverage and have positively impacted income from operations for the segment.

Engraving

	2017 compared to 2016			2016 compared to 2015
(in thousands except			%			%
percentages)	2017	2016	Change	2016	2015	Change
Net sales	$ 105,943	$ 124,120	-14.6%	$ 124,120	$ 110,781	12.0%
Income from operations	25,584	29,579	-13.5%	29,579	24,250	22.0%
Operating income margin	24.1%	23.8%		23.8%	21.9%

Net sales for fiscal year 2017 decreased by $18.2 million or 14.6%, compared to the prior year.  Excluding the impact of the prior year divesture of the Roll Plate and machinery business and foreign exchange, net sales grew $2.0 million or 1.6%.  Overall, Mold Tech increased its global market share for new automotive model introductions.  Asia Pacific and Europe sales grew $4.2 million in fiscal year 2017, partially offset by lower sales volume in North America which was due to delayed new automotive launches.  Sales at our Innovent business declined by $3.0 million due to the prior year completion of a key customer product roll-out which did not repeat in 2017.  We expect Mold-Tech sales growth in all regions in fiscal year 2018 including the recovery of the delayed new automotive model launches in North America.

Net sales for fiscal year 2016 increased by $13.3 million or 12.0%, compared to the prior year.  Sales growth excluding foreign exchange losses of $8.7 million was driven by sales gains at Mold-Tech for new automotive model introductions along with market share gains throughout the world.  The Engraving segment also experienced sales gains in its Roll Plate and Machinery business and core forming tooling business.

In fiscal 2017, we completed the sale of our U.S. Roll Plate and Machinery business as it was not strategic and did not meet our growth and return expectations.  This divestiture allows the Company’s management to focus on higher growth and better return businesses within the Engraving segment.  In preparation of this sale, during the fourth quarter of 2016, we recorded a $7.3 million non-cash loss to adjust the net assets of this business to their net realizable value.  This expense is recorded as a component of Other Operating Income (Expense), net.

Income from operations in fiscal year 2017 decreased by $4.0 million, or 13.5%, when compared to the prior year.  Net of the Roll Plate and Machinery business, income from operations decreased by $2.8 million, or 9.8%.  The operating income decline is driven by decreased automotive volume in North America, the impact of the sales decline at Innovent, increased investments in growth laneways and new technologies to fuel future opportunities.

Income from operations in fiscal year 2016 increased by $5.3 million, or 22%, when compared to the prior year.  The operating income improvement was driven by increased volume in all regions, partially offset by unfavorable foreign exchange and market declines in South America.

Engineering Technologies

	2017 compared to 2016			2016 compared to 2015
(in thousands except			%			%
percentages)	2017	2016	Change	2016	2015	Change
Net sales	$ 90,506	$ 82,235	10.1%	$ 82,235	$ 97,018	(15.2%)
Income from operations	9,662	8,258	17.0%	8,258	13,097	(36.9%)
Operating income margin	10.7%	10.0%		10.0%	13.5%

Net sales in the fiscal year 2017 increased $8.3 million or 10.1% when compared to the prior year. Sales distribution by market in 2017 was as follows: 43% aviation, 29% space, 14% oil and gas, 5% medical, and 9% other markets. Although energy sales rebounded from historical lows, we continued our conversion of this business to an aviation focused business.  Aviation sales increased 2.8% from the prior year, despite delays experienced by key customers on new engine platforms. Space market sales increased 15.8% from the prior year driven by higher sales in both the satellite launch and vehicle markets.  Defense related sales improved 11.6% from the prior year.  Sales in the energy markets were up $4.6 million primarily due to contract awards in the land based energy market.  We expect continued strong growth in the aviation market from the various platforms with nacelle lipskin & inlet duct products, along with aircraft engine components with the various OEM’s and Tier One customers.

Net sales in the fiscal year 2016 decreased $14.8 million or 15.2% when compared to the prior year.  Sales distribution by market in 2016 was as follows: 46% aviation, 27% space, 10% oil and gas, 8% medical, and 9% other markets.  Sales in the land based gas turbine and oil and gas markets were down over 60% from the prior year level.  The decline was a result of reduced demand in the oil and gas industry due to lower oil prices.  Total space sales decreased by 20.5% due to the completion of project based contracts in the manned space market. Sales in the unmanned space market were up 18.0% compared to the prior year.  Aviation sales increased 29.7% from the prior year due to strong customer demand and recent contract awards.

Income from operations in the fiscal year 2017 increased $1.4 million or 17.0% when compared to the prior year.  The increase in operating income was due to higher sales volume, and a favorable product mix in the energy and space markets compared to the prior year period.

Income from operations in the fiscal year 2016 decreased $4.8 million, or 36.9%, when compared to the prior year. Operating income results were negatively impacted by the significant sales declines in both the energy and oil and gas related markets. This impact was partially offset by improved margins in the aviation market along with cost reduction programs implemented as a result of lower volume.

Electronics

	2017 compared to 2016			2016 compared to 2015
(in thousands except			%			%
percentages)	2017	2016	Change	2016	2015	Change
Net sales	$ 136,689	$ 118,319	15.5%	$ 118,319	$ 114,196	3.6%
Income from operations	27,663	21,104	31.1%	21,104	20,884	1.1%
Operating income margin	20.2%	17.8%		17.8%	18.3%

Net sales in the fiscal year 2017 increased $18.4 million, 15.5%, when compared to the prior year.  Organic sales growth was $5.2 million, or 4.3%, and acquisitions contributed $15.1 million or 12.7%.  Organic sales growth was primarily driven by increases in expanding sensor applications in Europe, while North America and Asia remained relatively flat.  Northlake, acquired October 1, 2015, added $2.7 million of incremental sales in fiscal year 2017.  Standex Electronics Japan, acquired March 31, 2017, added $12.4 million. Foreign exchange rates adversely affected sales by $1.9 million.  We expect continued momentum in fiscal year 2018 as our investments in organic growth laneways mature and as we realize the synergies from our Standex Electronics Japan acquisition.

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

Income from operations in the fiscal year 2017 increased $6.6 million, or 31.1%, when compared to the prior year.  The operating improvements were a result of operating efficiencies, acquisitions, and product mix as well as higher organic sales growth.  Purchase accounting related to acquisitions had a negative impact of $1.6 million.

Income from operations in the fiscal year 2016 increased $0.2 million, or 1.1%, when compared to the prior year.  The operating improvements were a result of a facility consolidation into our Northlake site partially offset by $0.4 million of purchase accounting charges associated with the Northlake acquisition.

Hydraulics

	2017 compared to 2016			2016 compared to 2015
(in thousands except			%			%
percentages)	2017	2016	Change	2016	2015	Change
Net sales	$ 41,150	$ 45,045	(8.6%)	$ 45,045	$ 41,441	8.7%
Income from operations	6,712	7,947	(15.5%)	7,947	7,013	13.3%
Operating income margin	16.3%	17.6%		17.6%	16.9%

Net sales in fiscal year 2017 decreased $3.9 million, or 8.6% compared to the prior year. Sales distribution by channel in 2017 was as follows: 37% dump trailer and truck, 22% refuse, 24% after-market, 6% export, and 11% other markets.  The decrease in sales primarily resulted from a significant reduction in demand from the traditional North American dump trailer and truck markets.  In the last quarter of the year, however, we did see an increase in the order rate for the dump truck and trailer market from several of our OEM’s. In addition, we see positive trends in the Hydraulics segment due to the introduction of several new applications in the refuse and construction space.

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

Income from operations in the fiscal year 2017 decreased $1.2 million or 15.5% when compared to the prior year due mostly to the reduction of volume requirements for cylinders in the North American dump trailer and truck markets.

Income from operations in the fiscal year 2016 increased $0.9 million or 13.3% when compared to the prior year due to market growth, increased sales volume and cost containment efforts.

Corporate, Restructuring and Other

	2017 compared to 2016			2016 compared to 2015
(in thousands except			%			%
percentages)	2017	2016	Change	2016	2015	Change
Corporate	$ (25,015)	$ (24,996)	0.1%	$ (24,996)	$ (21,051)	18.7%
Restructuring	(5,825)	(4,232)	37.6%	(4,232)	(3,443)	22.9%
Acquisition-related costs	(7,843)	(7,458)	5.2%	(7,458)	438	-1,802.7%

Corporate expenses in fiscal year 2017 were flat when compared to the prior year.

Corporate expenses in fiscal year 2016 increased $3.9 million or 18.7% when compared to the prior year.  The increase is due to increased health care expenses, compensation, and professional services.

The restructuring and acquisition-related costs have been discussed above in the Company Overview.

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

The following table summarizes the Company’s discontinued operations activity, by operation, for the years ended June 30, (in thousands):

	Year Disposed	2017	2016	2015

Income (loss) before taxes:
American Foodservice Company	2014	$(8)	$3	$(492)
Air Distribution Products Group	2012	(38)	(225)	(137)
Other loss from discontinued operations		(13)	(7)	(130)
Income (loss) before taxes from discontinued operations		(59)	(229)	(759)
(Provision) benefit for tax		27	55	259
Net income (loss) from discontinued operations		$(32)	$(174)	$(500)

Liquidity and Capital Resources

At June 30, 2017, our total cash balance was $88.6 million, of which $76.6 million was held by foreign subsidiaries.  The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.  Our current plans are not expected to require a repatriation of cash to fund our U.S. operations and, as a result, we intend to indefinitely reinvest our foreign earnings to fund our overseas growth.  If the undistributed earnings of our foreign subsidiaries are needed for operations in the United States, we would be required to accrue and pay U.S. taxes upon repatriation.

Cash Flow

Net cash provided by operating activities from continuing operations for the year ended June 30, 2017 was $64.0 million, compared to $81.2 million for the same period in 2016.  The decrease is primarily due to increases in accounts receivable and inventory as well as a decrease in net income from continuing operations of $5.7 million.  Net cash used for investing activities from continuing operations for the year ended June 30, 2017 was $179.1 million, consisting primarily of $26.4 million for capital expenditure and $153.8 million to acquire the Horizon Scientific and Standex Electronics Japan businesses.  Net cash used by financing activities for continuing operations for the year ended June 30, 2017, was $84.7 million consisting of debt borrowings of $99.5 million, cash dividends of $7.9 million, and repurchased treasury stock of $7.8 million.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of June 30, 2017, the Company has used $8.9 million against the letter of credit sub-facility and had the ability to borrow $193.4 million under the facility based on our current EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 3.0:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to $7.5 million, and unlimited non-cash charges including gains or losses on sale of property and goodwill adjustments.  At June 30, 2017, the Company’s Interest Coverage Ratio was 22.37:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  At June 30, 2017, the Company’s Leverage Ratio was 1.79:1.

As of June 30, 2017, we had borrowings under our facility of $192.5 million and the effective rate of interest for outstanding borrowings under the facility was 2.41%.  Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect 2018 capital spending to be between $27.0 and $29.0 million which includes amounts not spent in 2017, and expect that depreciation and amortization expense will be between $18.0 and $19.0 million and $8.0 and $9.0 million, respectively.

In order to manage our interest rate exposure, at June 30, 2017 we are party to $100.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.60%.

The following table sets forth our capitalization at June 30, (in thousands):

	2017	2016
Long-term debt, net of issuance cost	$191,976	$92,114
Less cash and cash equivalents	88,566	121,988
Net (cash) debt	103,410	(29,874)
Stockholders’ equity	408,664	369,959
Total capitalization	$512,074	$340,085

Stockholders’ equity increased year over year by $38.7 million, primarily as a result of current year net income of $46.5 million and a favorable change of $6.1 million in unrealized pension losses, partially offset by $7.9 million for dividends paid and an increase of $3.5 million in OCI fair value derivatives.  The Company's net (cash) debt to capital percentage changed to 20.2% net cash to capital for the year ended June 30, 2017 from (8.8%) net debt to capital for the year ended June 30, 2016.  The change in net debt to capital is primarily driven by increased borrowings and cash generated through operations.

We participate in two multi-employer pension plans and sponsor five defined benefit plans including two in the U.S. and one in Germany, U.K. and Ireland.  The Company’s pension plan is frozen for U.S. employees and participants in the plan ceased accruing future benefits.  The fair value of the Company's U.S. pension plan assets was $195.3 million at June 30, 2017 and the projected benefit obligation in the U.S. was $260.0 million at that time.  As a result of past contributions, our primary U.S. defined benefit plan is not expected to be 100% funded under ERISA rules at June 30, 2017, but we do not expect to make mandatory contributions to the plan until 2020.  We expect to pay $1.4 million in prescribed contributions to our U.K. defined benefit plan and other unfunded defined benefit plans in both the U.S. and Europe during fiscal year 2018.

We have evaluated the current and long-term cash requirements of our defined benefit and defined contribution plans as of June 30, 2017 and determined our operating cash flows from continuing operations and available liquidity are expected to be sufficient to cover the required contributions under ERISA and other governing regulations.

We have an insurance program in place to fund supplemental retirement income benefits for six retired executives.  Current executives and new hires are not eligible for this program.  At June 30, 2017, the underlying policies had a cash surrender value of $20.4 million and are reported net of loans of $10.4 million for which we have the legal right of offset.

Contractual obligations of the Company as of June 30, 2017 are as follows (in thousands):

	Payments Due by Period
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	Year	Years	Years	Years
Long-term debt obligations	$192,506	$6	$192,500	$-	$-
Operating lease obligations	45,665	8,393	14,047	10,588	12,637
Estimated interest payments (1)	12,666	4,906	7,459	301	-
Post-retirement benefit payments (2)	37,993	1,336	17,235	17,146	2,276
Total	$288,830	$14,641	$231,241	$28,035	$14,913

(1)

Estimated interest payments are based upon effective interest rates as of June 30, 2017, and include the impact of interest rate swaps.  See Item 7A for further discussions surrounding interest rate exposure on our variable rate borrowings.

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

At June 30, 2017, we had $2.6 million of non-current liabilities for uncertain tax positions.  We are not able to provide a reasonable estimate of the timing of future payments related to these obligations.

Off Balance Sheet Items

At June 30, 2017, and 2016, the Company had standby letters of credit outstanding, primarily for insurance and trade financing purposes, of $8.9 million and $7.7 million, respectively.

We had no other material off balance sheet items at June 30, 2017, other than the operating leases summarized above in the “Contractual obligations” table.

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

Foreign Currency Translation – Our primary functional currencies used by our non-U.S. subsidiaries are the Euro, British Pound Sterling (Pound), Mexican (Peso), Japanese (Yen), and Chinese (Yuan).  During the current year, the Pound, Euro, Peso and Yuan all decreased in value related to the U.S. Dollar, our reporting currency.  Since June 30, 2016 the Pound, Yen and Yuan have depreciated by 2.2%, 8.7%, and 2.1%, respectively (all relative to the U.S. Dollar), while the Euro, Peso appreciated by 2.9% and 5.7%, respectively.  These exchange values were used in translating the appropriate non-U.S. subsidiaries’ balance sheets into U.S. Dollars at the end of the current year.

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

Our annual impairment testing at each reporting unit relied on assumptions surrounding general market conditions, short-term growth rates, a terminal growth rate of 2.5%, and detailed management forecasts of future cash flows prepared by the relevant reporting unit.  Fair values were determined primarily by discounting estimated future cash flows at a weighted average cost of capital of 10.46%.  During our annual impairment testing, we evaluated the sensitivity of our most critical assumption, the discount rate, and determined that a 200 basis point change in the discount rate selected would not have impacted the test results.  Additionally, the Company could reduce the terminal growth rate from its current 2.5% to 1.0% and the fair value of all reporting units would still exceed their carrying value.

While we believe that our estimates of future cash flows are reasonable, changes in assumptions could significantly affect our valuations and result in impairments in the future.  The most significant assumption involved in the Company’s determination of fair value is the cash flow projections of each reporting unit.

As a result of our annual assessment, the Company determined that the fair value of the reporting units exceeded their respective carrying values.  Therefore, no impairment charges were recorded in connection with our annual assessment during 2017.  Subsequent to our fiscal year 2016 annual impairment test, we disposed of $273 thousand of goodwill recorded in the Engraving segment in connection with our sale of the RPM business.

Cost of Employee Benefit Plans – We provide a range of benefits to certain retirees, including pensions and some postretirement benefits.  We record expenses relating to these plans based upon various actuarial assumptions such as discount rates, assumed rates of return, compensation increases and turnover rates.  The expected return on plan assets assumption of 7.0% in the U.S. is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.  We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets as well as our current expectations for long-term rates of returns for our pension assets.  The U.S. discount rate of 4.0% reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.  We review our actuarial assumptions, including discount rate and expected long-term rate of return on plan assets, on at least an annual basis and make modifications to the assumptions based on current rates and trends when appropriate.  Based on information provided by our actuaries and other relevant sources, we believe that our assumptions are reasonable.

The cost of employee benefit plans includes the selection of assumptions noted above.  A twenty-five basis point change in the expected return on plan assets assumptions, holding our discount rate and other assumptions constant, would increase or decrease pension expense by approximately $0.5 million per year.  A twenty-five basis point change in our discount rate, holding all other assumptions constant, would have no impact on 2017 pension expense as changes to amortization of net losses would be offset by changes to interest cost.  In future years, the impact of discount rate changes could yield different sensitivities.  See the Notes to the Consolidated Financial Statements for further information regarding pension plans.

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

Recently Issued Accounting Pronouncements

See "Item 8. Financial Statements and Supplementary Data, Note 1. Summary of Accounting Policies” for information regarding the effect of recently issued accounting pronouncements on our consolidated statements of operations, comprehensive income, stockholders’ equity, cash flows, and notes for the year ended June 30, 2017.

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

Exchange Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend payments, loan payments, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At June 30, 2017 and 2016, the fair value, in the aggregate, of the Company’s open foreign exchange contracts was a liability of $2.8 million and an asset of $0.1 million, respectively.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at June 30, 2017, would not result in a material change in our operations, financial position, or cash flows.  We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate

The Company’s effective rate on variable-rate borrowings under the revolving credit agreement is 2.41% and 1.76% at June 30, 2017 and 2016, respectively.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we will use interest rate swap agreements to modify our exposure to interest rate movements.  We currently have $100.0 million of active floating to fixed rate swaps with terms ranging from one to three years.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.60%.  At June 30, 2017 and 2016, the fair value, in the aggregate, of the Company’s interest rate swaps was $0.2 million and $1.0 million in a liability position, respectively. Due to the impact of the swaps, an increase in interest rates would not materially impact our annual interest expense at June 30, 2017.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of June 30, 2017, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

Item 8.  Financial Statements and Supplementary Data

Consolidated Balance Sheets

Standex International Corporation and Subsidiaries
As of June 30 (in thousands, except share data)	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$88,566	$121,988
Accounts receivable, net	127,060	103,974
Inventories	119,401	105,402
Prepaid expenses and other current assets	8,397	4,784
Income taxes receivable	2,469	1,325
Deferred tax asset	14,991	16,013
Assets held for sale	-	2,363
Total current assets	360,884	355,849

Property, plant and equipment, net	133,160	106,686
Intangible assets, net	102,503	40,412
Goodwill	242,690	157,354
Deferred tax asset	1,135	11,361
Other non-current assets	27,304	18,795
Total non-current assets	506,792	334,608

Total assets	$867,676	$690,457

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$96,487	$77,099
Accrued liabilities	58,694	50,785
Income taxes payable	4,783	4,695
Liabilities held for sale	-	1,528
Total current liabilities	159,964	134,107

Long-term debt	191,976	92,114
Deferred income taxes	24,986	5,941
Pension obligations	70,745	78,013
Other non-current liabilities	11,341	10,323
Total non-current liabilities	299,048	186,391

Commitments and Contingencies (Notes 11 and 12)

Stockholders' equity:
Common stock, par value $1.50 per share -
60,000,000 shares authorized, 27,984,278
issued, 12,662,661 and 12,674,458 shares
outstanding in 2017 and 2016	41,976	41,976
Additional paid-in capital	56,783	52,374
Retained earnings	716,605	678,002
Accumulated other comprehensive loss	(115,938)	(117,975)
Treasury shares (15,321,617 shares in 2017
and 15,309,820 shares in 2016)	(290,762)	(284,418)
Total stockholders' equity	408,664	369,959

Total liabilities and stockholders' equity	$867,676	$690,457

See notes to consolidated financial statements.

Consolidated Statements of Operations

Standex International Corporation and Subsidiaries
For the Years Ended June 30 (in thousands, except per share data)	2017	2016	2015
Net sales	$755,258	$751,586	$772,142
Cost of sales	(502,504)	(499,333)	(524,656)
Gross profit	252,754	252,253	247,486

Selling, general and administrative	174,060	170,219	165,837
Restructuring costs	5,825	4,232	3,443
Acquisition related expenses	7,843	-	-
Other operating (income) expense, net	-	7,458	(438)
Income from operations	65,026	70,344	78,644

Interest expense	4,043	2,871	3,161
Other non-operating (income) expense, net	(949)	(1,052)	(634)
Total	3,094	1,819	2,527

Income from continuing operations before income taxes	61,932	68,525	76,117
Provision for income taxes	(15,355)	(16,295)	(20,874)
Income from continuing operations	46,577	52,230	55,243

Income (loss) from discontinued operations, net of tax	(32)	(174)	(500)

Net income	$46,545	$52,056	$54,743

Basic earnings per share:
Income (loss) from continuing operations	$3.68	$4.12	$4.37
Income (loss) from discontinued operations	-	(0.01)	(0.04)
Total	$3.68	$4.11	$4.33

Diluted earnings per share:
Income (loss) from continuing operations	$3.65	$4.09	$4.31
Income (loss) from discontinued operations	-	(0.01)	(0.04)
Total	$3.65	$4.08	$4.27

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

Standex International Corporation and Subsidiaries

For the Years Ended June 30, (in thousands)	2017	2016	2015

Net income (loss)	$46,545	$52,056	$54,743
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$3,689	$(26,619)	$(27,344)
Amortization of unrecognized costs	5,729	4,779	4,690
Derivative instruments:
Change in unrealized gains and (losses)	(2,896)	(1,010)	(687)
Amortization of unrealized gains and (losses) into interest expense	(462)	567	1,034
Amortization of unrealized gains and (losses) into cost of goods sold	75	112	-
Foreign currency translation gains (losses)	(472)	(11,303)	(23,133)
Other comprehensive income (loss) before tax	$5,663	$(33,474)	$(45,440)

Income tax (provision) benefit:
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$(1,354)	$10,075	$10,045
Amortization of unrecognized costs	(2,012)	(1,685)	(1,671)
Derivative instruments:
Change in unrealized gains and (losses)	(80)	384	262
Amortization of unrealized gains and (losses) into interest expense	(152)	(216)	(394)
Amortization of unrealized gains and (losses) into cost of goods sold	(28)	(42)	-
Income tax (provision) benefit to other comprehensive income (loss)	$(3,626)	$8,516	$8,242

Other comprehensive income (loss), net of tax	2,037	(24,958)	(37,198)
Comprehensive income (loss)	$48,582	$27,098	$17,545

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

Standex International Corporation and Subsidiaries				Accumulated
				Other	Treasury Stock
For the Years Ended June 30 (in thousands, except as specified)	Common Stock	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shares	Amount	Total Stockholders’ Equity
Balance, June 30, 2014	$41,976	$43,388	$584,014	$(55,819)	15,345	$(272,833)	$340,726
Stock issued for employee stock option and purchase plans, including related income tax benefit and other		102			(150)	2,682	2,784
Stock-based compensation		3,764					3,764
Treasury stock acquired					138	(10,356)	(10,356)
Comprehensive income:
Net Income			54,743				54,743
Foreign currency translation adjustment				(23,133)			(23,133)
Pension and OPEB adjustments, net of tax of $8.4 million				(14,280)			(14,280)
Change in fair value of derivatives, net of tax of ($0.2) million				215			215
Dividends declared ($0.46 per share)			(5,893)				(5,893)
Balance, June 30, 2015	$41,976	$47,254	$632,864	$(93,017)	15,333	$(280,507)	$348,570
Stock issued for employee stock option and purchase plans, including related income tax benefit and other		31			(94)	1,725	1,756
Stock-based compensation		5,089					5,089
Treasury stock acquired					71	(5,636)	(5,636)
Comprehensive income:
Net Income			52,056				52,056
Foreign currency translation adjustment				(11,303)			(11,303)
Pension and OPEB adjustments, net of tax of $8.4 million				(13,450)			(13,450)
Change in fair value of derivatives, net of tax of $0.2 million				(205)			(205)
Dividends declared ($0.54 per share)			(6,918)				(6,918)
Balance, June 30, 2016	$41,976	$52,374	$678,002	$(117,975)	15,310	$(284,418)	$369,959
Stock issued for employee stock option and purchase plans and other		(614)			(78)	1,462	848
Stock-based compensation		5,023					5,023
Treasury stock acquired					90	(7,806)	(7,806)
Comprehensive income:
Net Income			46,545				46,545
Foreign currency translation adjustment				(472)			(472)
Pension and OPEB adjustments, net of tax of $3.4 million				6,052			6,052
Change in fair value of derivatives, net of tax of $0.3 million				(3,543)			(3,543)
Dividends declared ($0.62 per share)			(7,942)				(7,942)
Balance, June 30, 2017	$41,976	$56,783	$716,605	$(115,938)	15,322	$(290,762)	$408,664

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Standex International Corporation and Subsidiaries
For the Years Ended June 30 (in thousands)	2017	2016	2015
Cash Flows from Operating Activities
Net income	$46,545	$52,056	$54,743
Income (loss) from discontinued operations	(32)	(174)	(500)
Income (loss) from continuing operations	46,577	52,230	55,243
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,315	17,953	16,684
Stock-based compensation	5,023	5,089	3,764
Deferred income taxes	(121)	(6,756)	(249)
Non-cash portion of restructuring charge	1,414	2,323	(171)
Loss on assets held for sale	-	7,267	-
(Gain) loss on disposal of real estate and equipment	(652)	191	-
Excess tax benefit from share-based payment activity	-	(795)	(2,088)
Increase/(decrease) in cash from changes in assets and liabilities, net of effects from discontinued operations and business acquisitions:
Accounts receivables, net	(6,013)	4,144	(5,564)
Inventories	(3,796)	1,729	(6,073)
Contributions to defined benefit plans	(1,443)	(1,320)	(1,484)
Prepaid expenses and other	61	1,092	4,619
Accounts payable	4,552	(3,368)	(3,657)
Accrued payroll, employee benefits and other liabilities	3,726	6,731	(4,334)
Income taxes payable	(5,610)	(5,289)	9,477
Net cash provided by operating activities from continuing operations	64,033	81,221	66,167
Net cash used for operating activities from discontinued operations	(594)	(897)	(2,128)
Net cash provided by operating activities	63,439	80,324	64,039
Cash Flows from Investing Activities
Expenditures for capital assets	(26,448)	(17,851)	(22,561)
Expenditures for acquisitions, net of cash acquired	(153,815)	(13,700)	(57,149)
Expenditures for executive life insurance policies	(377)	(417)	(408)
Proceeds from sale of real estate and equipment	1,106	383	66
Other investing activity	483	-	1,536
Net cash provided by (used for) investing activities from continuing operations	(179,051)	(31,585)	(78,516)
Net cash provided by investing activities from discontinued operations	-	2,803	-
Net cash provided by (used for) investing activities	(179,051)	(28,782)	(78,516)
Cash Flows from Financing Activities
Proceeds from borrowings	263,700	65,000	274,700
Payments of debt	(164,200)	(75,000)	(216,700)
Stock issued under employee stock option and purchase plans	848	942	696
Excess tax benefit from share-based payment activity	-	795	2,088
Purchase of treasury stock	(7,806)	(5,636)	(10,356)
Cash dividends paid	(7,852)	(6,846)	(5,820)
Net cash provided by (used for) financing activities	84,690	(20,745)	44,608
Effect of exchange rate changes on cash	(2,500)	(4,937)	(8,263)
Net change in cash and cash equivalents	(33,422)	25,860	21,868
Cash and cash equivalents at beginning of year	121,988	96,128	74,260
Cash and cash equivalents at end of year	$88,566	$121,988	$96,128

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$3,258	$2,351	$2,547
Income taxes, net of refunds	$20,413	$24,769	$12,891

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments purchased with a maturity of three months or less.  These investments are carried at cost, which approximates fair value.  At June 30, 2017 and 2016, the Company’s cash was comprised solely of cash on deposit.

Trading Securities

The Company purchases investments for its non-qualified defined contribution plan for employees who exceed certain thresholds under our traditional 401(k) plan.  These investments are classified as trading and reported at fair value.  The investments generally consist of mutual funds, are included in other non-current assets and amounted to $2.4 million at June 30, 2017 and $2.3 million at June 30, 2016.  Gains and losses on these investments are recorded as other non-operating income (expense), net in the Consolidated Statements of Operations.

Accounts Receivable Allowances

The Company has provided an allowance for doubtful accounts reserve which represents the best estimate of probable loss inherent in the Company’s account receivables portfolio.  This estimate is derived from the Company’s knowledge of its end markets, customer base, products, and historical experience.

The changes in the allowances for uncollectible accounts during 2017, 2016, and 2015 were as follows (in thousands):

	2017	2016	2015
Balance at beginning of year	$2,119	$2,226	$2,282
Acquisitions and other	52	3	4
Provision charged to expense	416	8	496
Write-offs, net of recoveries	(181)	(118)	(556)
Balance at end of year	$2,406	$2,119	$2,226

Inventories

Inventories are stated at the lower of (first-in, first-out) cost or market.  Inventory quantities on hand are reviewed regularly, and provisions are made for obsolete, slow moving, and non-saleable inventory, based primarily on management’s forecast of customer demand for those products in inventory.

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

Amortization of computer hardware and software of $0.6 million, $0.6 million, and $0.5 million is included as a component of depreciation expense for the years ended June 30, 2017, 2016, and 2015, respectively.

Goodwill and Identifiable Intangible Assets

All business combinations are accounted for using the acquisition method.  Goodwill and identifiable intangible assets with indefinite lives, are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Identifiable intangible assets that are not deemed to have indefinite lives are amortized over the following useful lives:

Customer relationships	5 to 16 years
Patents	12 years
Non-compete agreements	5 to 10 years
Other	10 years
Developed technology	15 years
Trade names	Indefinite life

See discussion of the Company’s assessment of impairment in Note 5 – Goodwill and Note 6 – Intangible Assets.

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

We did not have any transfers of assets and liabilities among Levels of the fair value measurement hierarchy at June 30, 2017 and 2016.

Cash and cash equivalents, accounts receivable, accounts payable and debt are carried at cost, which approximates fair value.

The fair values of our financial instruments at June 30, 2017 and 2016 were (in thousands):

	2017
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - deferred compensation plan	$2,397	$2,397	$-	$-
Foreign exchange contracts	399	-	399	-
Interest rate swaps	3,777	-	3,777	-

Financial Liabilities
Foreign exchange contracts	$3,232	$-	$3,232	$-
Interest rate swaps	3,958	-	3,958	-
Contingent acquisition payments (a)	2,108	-	-	2,108

	2016
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - deferred compensation plan	$2,333	$2,333	$-	$-
Foreign exchange contracts	11	-	11	-

Financial Liabilities
Foreign exchange contracts	$94	$-	$94	$-
Interest rate swaps	1,038	-	1,038	-

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

Contingent acquisition payment liabilities are scheduled to be paid in periods through fiscal year 2020.  As of June 30, 2017, we could be required to pay up to $8.4 million for contingent consideration arrangements if specific criteria are achieved.  We have determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.  The fair value of the contingent consideration liability associated with future payments was based on several factors, the most significant of which are continued employment of the seller and the risk-adjusted discount rate for the fair value measurement.  As of June 30, 2017, neither the amount recognized for the contingent consideration arrangement, nor the range of outcomes or the assumptions used to develop the estimate had changed.

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

Sales and estimated profits under certain long-term contracts are recognized under the percentage-of-completion methods of accounting, whereby profits are recorded pro rata, based upon current estimates of costs to complete such contracts.  Losses on contracts are fully recognized in the period in which the losses become determinable.  Revisions in profit estimates are reflected on a cumulative basis in the period in which the basis for such revision becomes known.  Any excess of the billings over cost and estimated earnings on long-term contracts is included in deferred revenue.

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

The Company purchased $2.4 million, $3.3 million, and $2.1 million from a 20% owned equity interest during the years ended June 30, 2017, 2016, and 2015 respectively.  The inventory was purchased under customary terms and conditions and sold to customers in the ordinary course of business.  Earnings from this investment are not material and are accounted for under the equity method.

Our total advertising expenses, which are classified under selling, general, and administrative expenses are primarily related to trade shows, and totaled $5.1 million, $4.3 million, and $5.0 million for the years ended June 30, 2017, 2016, and 2015, respectively.

Research and Development

Research and development expenditures are expensed as incurred.  Total research and development costs, which are classified under selling, general, and administrative expenses, were $5.5 million, $4.9 million, and $4.1 million for the years ended June 30, 2017, 2016, and 2015, respectively.

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

The changes in continuing operations warranty reserve, which are recorded as accrued liabilities, during 2017, 2016, and 2015 were as follows (in thousands):

	2017	2016	2015
Balance at beginning of year	$9,085	$7,436	$6,941
Acquisitions and other charges	301	(5)	3
Warranty expense	9,203	13,503	11,086
Warranty claims	(9,346)	(11,849)	(10,594)
Balance at end of year	$9,243	$9,085	$7,436

The decrease in warranty expense during 2017 compared to 2016 is primarily due to the conclusion of the warranty period for potential claims arising from production and manufacturing issues experienced in the Cooking Solutions business when the Company transitioned from the Cheyenne plant to Nogales in fiscal year 2015.  In addition, warranty expense changes were due to the decline in sales volume for warrantable products which reduced the potential for future claims.

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

Forward foreign currency exchange contracts are periodically used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign purchases of materials and loan payments from subsidiaries.  The Company enters into such contracts for hedging purposes only.  The Company has designated certain of these currency contracts as hedges, and changes in the fair value of these contracts are recognized in other comprehensive income until the hedged items are recognized in earnings.  Hedge ineffectiveness, if any, associated with these contracts will be reported in net income.

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

Income Taxes

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2017 was $15.4 million, or an effective rate of 24.8%, compared to $16.3 million, or an effective rate of 23.8% for the year ended June 30, 2016, and $20.9 million, or an effective rate of 27.4% for the year ended June 30, 2015. Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, the amount of the Company's income or loss, the mix of income earned in the US versus outside the US, the effective tax rate in each of the countries in which we earn income, and any one-time tax issues which occur during the period.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2017 was impacted by the following items: (i) a provision of $0.4 million related to non-deductible transaction costs, (ii) a benefit of $0.6 million related to the R&D tax credit, and (iii) a benefit of $5.3 million due to the mix of income earned in jurisdictions with beneficial tax rates.

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

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2015 was impacted by the following items: (i) a benefit of $0.5 million related to the R&D tax credit that expired during the fiscal year on December 31, (ii) a benefit of $4.0 million due to the mix of income earned in jurisdictions with beneficial tax rates.

Earnings Per Share

(share amounts in thousands)	2017	2016	2015
Basic – Average Shares Outstanding	12,666	12,682	12,655
Effect of Dilutive Securities – Stock Options and
Restricted Stock Awards	102	102	150
Diluted – Average Shares Outstanding	12,768	12,784	12,805

Both basic and dilutive income is the same for computing earnings per share.  There were no outstanding instruments that had an anti-dilutive effect at June 30, 2017, 2016 and 2015.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard, ASU 2014-09, Revenue from Contract with Customers, that will supersede nearly all existing revenue recognition guidance under US GAAP and IFRS.  The standard’s primary principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.  Our analysis and evaluation of the new standard will continue through its effective date and we do not expect to early adopt.  We will adopt this standard on July 1, 2018.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which modifies existing requirements regarding measuring inventory at the lower of cost or market.  Under prior standards, the market amount required consideration of replacement cost, net realizable value (NRV), and NRV less an approximately normal profit margin.  The new ASU replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory.  The standard is effective for annual and interim periods with those annual periods beginning after December 15, 2016.  The amendment is to be applied prospectively.  The Company is continuing to evaluate the impact of adopting ASU 2015-11 but currently we do not expect the adoption to have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  For leases with a term or twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018.  Although the Company is continuing to evaluate the impact of adopting ASU 2016-02, we anticipate the adoption of the new standard will have a material impact on the Company’s consolidated financial statements based on the materiality of the underlying leases subject to the new guidance.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test.  Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.  ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity's testing of reporting units for goodwill impairment.  It further clarifies that an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The Company is currently assessing the potential impact of the adoption of ASU 2017-04 on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement.  The new guidance requires the service cost component of net periodic benefit cost to be presented in the same income statement line items as other employee compensation costs arising from services rendered during the period.  Other components of the net periodic benefit cost are to be stated separately from service cost and outside of operating income.  This guidance is effective for fiscal years beginning after December 15, 2017 (fiscal 2019 for the Company) and interim periods within those annual periods.  The amendment is to be applied retrospectively.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement.  This change eliminates the notion of the additional paid-in capital pool and reduces the complexity in accounting for excess tax benefits and tax deficiencies.  The Company has decided to adopt this ASU prior to the effective date as prescribed within the ASU.  The primary impact of our adoption was the recognition of excess tax benefits related to equity compensation in our provision for income taxes rather than paid-in capital, which is a change required to be applied on a prospective basis in accordance with ASU 2016-09.  Accordingly, we recorded discrete income tax benefits in the consolidated statements of income of $0.6 million during the fiscal year ended June 30, 2017, for excess tax benefits related to equity compensation.

2.  ACQUISITIONS

Each of the Company’s recent acquisitions are strategically significant to the future growth prospects of the Company.  The Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

OKI Sensor Device Corporation

During the third quarter of fiscal year 2017, the Company acquired all of the outstanding shares of OKI Sensor Device Corporation from OKI Electric Industry Co., Ltd.  Located in Kofu City, Japan, OKI Sensor Device Corporation is the world’s leading designer and supplier of magnetic reed switches.  Now named Standex Electronics Japan Corporation (“Standex Electronics Japan”), the acquisition enhances the Company’s access to important Asian markets and enables the Company to offer a world class suite of reed switches and related magnetic solutions while continuing to serve Standex Electronics Japan’s diverse distribution channels.  We have included the results of Standex Electronics Japan in our Electronics segment in our Condensed Consolidated Financial Statements.

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

Intangible assets of $53.8 million were preliminarily recorded, consisting of $50.1 million of developed technology to be amortized over a period of 10-20 years, $3.6 million of customer relationships to be amortized over a period of fifteen years, and $0.1 million of product order backlog which was amortized during fiscal year 2017.  During the fourth quarter of FY 2017, the Company adjusted goodwill by $2.9 million as a result of purchase accounting changes including a decrease in the fair value of developed technology and customer relationships of $2.3 million and $0.2 million, respectively, and an additional $0.1 million of product order backlog which was amortized during fiscal year 2017.  The goodwill of $78.9 million created by the transaction is not deductible for income tax purposes.

The components of the fair value of the Standex Electronics Japan acquisition, including the preliminary allocation of the purchase price at June 30, 2017, are as follows (in thousands):

	Preliminary Allocation	Adjustments	Adjusted Allocation
	March 31, 2017		June 30, 2017
Fair value of business combination:
Cash payments	$137,676	$-	$137,676
Less: cash acquired	(8,521)	-	(8,521)
Total	$129,155	$-	$129,155
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$12,497	$-	$12,497
Inventories	7,387	815	8,202
Property, plant, and equipment	12,703	5,750	18,453
Identifiable intangible assets	53,800	(2,400)	51,400
Goodwill	75,985	2,916	78,901
Liabilities assumed	(10,811)	(8,405)	(19,216)
Deferred taxes	(22,406)	1,324	(21,082)
Total	$129,155	$-	$129,155

The initial allocation of the purchase price is based upon a preliminary valuation, and accordingly, our estimates and assumptions are subject to change as we obtain additional information during the measurement period.  The Company anticipates finalizing the purchase price allocation during the current calendar year.

The following table reflects the unaudited pro forma operating results of the Company for the years ended June 30, 2017 and 2016, which give effect to the acquisition of Standex Electronics Japan as if it had occurred at the beginning of each period presented.  The pro forma information combines the historical financial results of the Company and Standex Electronics Japan, adjusted for changes in foreign exchange rates.  The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective at the beginning of each period, nor are they intended to be indicative of results that may occur in the future.  The pro forma information does not include the effects of any synergies related to the Standex Electronics Japan acquisition, transactions between the entities prior to acquisition, or the pre-acquisition impact of other businesses acquired by the Company during this period as they were not material to the Company’s historical results of operations.

	(Unaudited Pro Forma)
	For years ended June 30,
In thousands	2017	2016
Net Sales	$805,235	$808,691
Net Income	$57,810	$58,720

Earnings per share:
Basic	$4.56	$4.63
Diluted	$4.53	$4.59

Pro forma earnings during the year ended June 30, 2017 were adjusted to include expense of $1.8 million for amortization of intangible assets recognized at fair value, depreciation expense of $0.9 million for the fair value adjustment of the acquired fixed assets, and $0.8 million of interest expense associated with incremental borrowings under the Company’s Credit Facility.  Pro forma earnings were also adjusted to exclude non-recurring acquisition-related costs of $4.2 million.

Pro forma earnings during the year ended June 30, 2016 were adjusted to include expense of $2.3 million for amortization of intangible assets recognized at fair value, depreciation expense of $1.1 million for the fair value adjustment of the acquired fixed assets, and $1.0 million of interest expense associated with incremental borrowings under the Company’s Credit Facility.

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

The Company paid $24.7 million in cash, net of cash acquired, for 100% of the outstanding stock of Horizon Scientific.  The purchase price was subject to cash and net working capital adjustments of $0.3 million which will be paid in fiscal year 2018 along with deferred compensation of up to $8.4 million.  The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values on the closing date.

Intangible assets of $17.6 million have been recorded, consisting of $16.1 million of customer relationships which are expected to be amortized over a period of fifteen years, $1.2 million of trademarks which are indefinite lived, and $0.3 million of product order backlog which amortized during the current fiscal year.  During the fourth quarter of FY 2017, goodwill increased by $1.2 million primarily as a result of purchase accounting adjustments.  The goodwill of $6.7 million created by the transaction is not deductible for income tax purposes.

The components of the fair value of the Horizon Scientific acquisition, including the allocation of the purchase price at June 30, 2017, are as follows (in thousands):

	Preliminary Allocation	Adjustments	Final
Fair value of business combination:
Cash payments	$26,457	$-	$26,457
Identified cash and net working capital adjustment	-	341	341
Less: cash acquired	(1,797)	-	(1,797)
Total	$24,660	$341	$25,001
Identifiable assets acquired and liabilities assumed:
Current assets	$4,863	$-	$4,863
Inventories	4,470	-	4,470
Property, plant, and equipment	1,616	-	1,616
Identifiable intangible assets	17,550	(1,400)	16,150
Goodwill	5,452	1,208	6,660
Liabilities assumed	(2,374)	-	(2,374)
Deferred taxes	(6,917)	533	(6,384)
Total	$24,660	$341	$25,001

The Company finalized the purchase price allocation during fiscal year 2017.  Transaction costs associated with this acquisition were immaterial.  All transaction costs were recorded as general and administrative expense during the year ended June 30, 2017.

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

Acquisition-Related Costs

Acquisition-related costs include costs related to acquired businesses and other pending acquisitions.  These costs consist of (i) deferred compensation and (ii) acquisition-related professional service fees and expenses, including financial advisory, legal, accounting, and other outside services incurred in connection with acquisition activities, and regulatory matters related to acquired entities.  These costs do not include the amortization of the acquired intangible assets or purchase accounting expenses, which we define as acquired backlog and the step-up of inventory to fair value.

Deferred compensation costs relate to payments due to the seller of Horizon Scientific for $2.8 million on the second anniversary and $5.6 million on the third anniversary of the closing date of the purchase.  For the year ended June 30, 2017, we recorded deferred compensation costs of $2.1 million for estimated deferred compensation earned by the Horizon Scientific seller to date.  The payments are contingent on the seller remaining an employee of the Company with limited exceptions at each anniversary date.

Acquisition related costs of $5.7 million consisted of $2.7 million of investment banker fees for services provided in connection with the Standex Electronics Japan transaction and $3.0 million for third-party due diligence expenses also related to Standex Electronics Japan and other acquisitions.

The components of acquisition-related costs, net are as follows (dollars in thousands):

June 30, 2017
Deferred compensation arrangements	$2,108
Acquisition-related costs	5,735
Total	$7,843

3.  INVENTORIES

Inventories are comprised of (in thousands):

June 30	2017	2016
Raw materials	$53,313	$46,616
Work in process	28,110	26,541
Finished goods	37,978	32,245
Total	$119,401	$105,402

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses and were $20.4 million, $20.1 million, and $23.3 million in 2017, 2016, and 2015, respectively.

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

June 30	2017	2016
Land, buildings and
leasehold improvements	$78,048	$67,187
Machinery, equipment and other	199,419	177,745
Total	277,467	244,932
Less accumulated depreciation	144,307	138,246
Property, plant and equipment - net	$133,160	$106,686

Depreciation expense for the years ended June 30, 2017, 2016, and 2015 totaled $14.7 million, $13.7 million, and $13.4 million, respectively.

5.  GOODWILL

Goodwill and certain indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount.  The Company’s annual test for impairment is performed using a May 31st measurement date.

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

We completed our annual impairment testing as of May 31, 2017, and determined that the fair value of each of its reporting units substantially exceeded each unit’s respective carrying value, therefore, no impairment charges were recorded in connection with our testing and assessment during 2017 and 2016.  Subsequent to our 2016 annual impairment test, we disposed of $273 thousand of goodwill recorded in the Engraving segment in connection with the July 1, 2016 sale of the Roll, Plate, and Machinery business.

Changes to goodwill during the years ended June 30, 2017 and 2016 are as follows (in thousands):

	2017	2016
Balance at beginning of year	$175,293	$172,671
Accumulated impairment losses	17,939	17,939
Balance at beginning of year, net	157,354	154,732
Acquisitions	85,561	5,121
Disposals	-	(273)
Foreign currency translation	(225)	(2,226)
Balance at end of year	$242,690	$157,354

6.  INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

		Tradenames
	Customer Relationships	(Indefinite-lived)	Developed Technology	Other	Total
June 30, 2017
Cost	$64,247	$18,715	$47,586	$4,503	$135,051
Accumulated amortization	(28,764)	-	(826)	(2,958)	(32,548)
Balance, June 30, 2017	$35,483	$18,715	$46,760	$1,545	$102,503

June 30, 2016
Cost	$46,297	$17,263	$-	$4,471	$68,031
Accumulated amortization	(24,892)	-	-	(2,727)	(27,619)
Balance, June 30, 2016	$21,405	$17,263	$-	$1,744	$40,412

Amortization expense from continuing operations for the years ended June 30, 2017, 2016, and 2015 totaled $5.0 million, $3.6 million, and $2.8 million, respectively.  At June 30, 2017, aggregate amortization expense is estimated to be $8.1 million in fiscal 2018, $8.1 million in fiscal 2019, $7.6 million in fiscal 2020, $7.1 million in fiscal 2021, $6.7 million in fiscal 2022, and $46.2 million thereafter.

During the fourth quarter of 2016, the Company discontinued a previously acquired product line within the Food Service Equipment Group.  As part of this discontinuation, the Company concluded that the trademark value assigned to this product line was no longer realizable and the Company recorded a $0.6 million expense to reduce the trademark to zero.

7.  DEBT

Long-term debt is comprised of the following at June 30 (in thousands):

	2017	2016
Bank credit agreements	$192,500	$93,000
Other	6	18
Total funded debt	192,506	93,018
Issuance Cost	(530)	(904)
Total long-term debt	$191,976	$92,114

Long-term debt is due as follows (in thousands):

2018	$6
2019	-
2020 (matures December 2019)	192,500
2021	-
2022	-
Thereafter	-
Funded Debt	192,506
Issuance costs	(530)
Debt, net issuance cost	$191,976

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of June 30, 2017, the Company had the ability to borrow $193.4 million under the facility based on our current EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants which the Company was compliant with as of June 30, 2017.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Agreement”), to interest expense for the trailing twelve months of at least 3.0:1.  Adjusted EBIT per the Credit Agreement specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to $7.5 million, and unlimited non-cash charges including gains or losses on sale of property and goodwill adjustments.  At June 30, 2017, the Company’s Interest Coverage Ratio was 22.37:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the credit agreement, calculated as Adjusted EBIT per the Credit Agreement plus depreciation and amortization, may not exceed 3.5:1.  At June 30, 2017, the Company’s Leverage Ratio was 1.79:1.

As of June 30, 2017, we had borrowings under our facility of $192.5 million and the effective rate of interest for outstanding borrowings under the facility was 2.41%.  Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.

In order to manage our interest rate exposure, we are party to $100.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.60%.

Other Long-Term Borrowings

At June 30, 2017, and 2016, the Company had standby letter of credit sub-facility outstanding, primarily for insurance and commercial trade purposes of $8.9 million and $7.7 million, respectively.

8.  ACCRUED LIABILITIES

Accrued expenses recorded in our Consolidated Balance Sheets at June 30, consist of the following (in thousands):

	2017	2016
Payroll and employee benefits	$28,522	$28,375
Workers' compensation	2,399	1,984
Warranty	9,243	9,085
Fair value of derivatives	3,014	1,132
Other	15,516	10,209
Total	$58,694	$50,785

The increase in other liabilities during 2017 compared to 2016 is primarily due to the inclusion of $2.4 million of other liabilities from acquired entities.

9.  DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps

In order to manage our interest rate exposure, we are party to $100.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.60% at June 30, 2017.

The fair value of the swaps recognized in accrued liabilities and in other comprehensive income (loss) at June 30, 2017 and 2016 is as follows (in thousands):

				Fair Value at June 30,
Effective Date	Notional Amount	Fixed Interest Rate	Maturity	2017	2016
December 19, 2014	20,000	1.18%	December 19, 2017	$8	$(201)
December 19, 2014	5,000	1.20%	December 19, 2017	1	(52)
December 18, 2015	15,000	1.46%	December 19, 2018	(1)	(325)
December 19, 2015	10,000	2.01%	December 19, 2019	(106)	(460)
May 24, 2017	25,000	1.88%	April 24, 2022	(60)	-
May 24, 2017	25,000	1.67%	May 24, 2020	(23)	-
				$(181)	$(1,038)

The Company reported no losses for the years ended June 30, 2017, 2016, and 2015, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign purchases of materials and loan payments between subsidiaries.  The Company enters into such contracts for hedging purposes only.  The Company has designated certain of these currency contracts as hedges, and changes in the fair value of these contracts are recognized in other comprehensive income until the hedged items are recognized in earnings.  Hedge ineffectiveness, if any, associated with these contracts will be reported in net income.  At June 30, 2017 and 2016, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized gain / (losses) of $(2.8) million and $(0.1) million, respectively, which approximate the unrealized gains or losses on the related loans.  The contracts have maturity dates ranging from 2018-2023, which correspond to the related intercompany loans.  The notional amounts of these instruments, by currency in thousands, are as follows:

Currency	2017	2016
USD	73,000	-
Euro	21,335	2,477
Pound Sterling	6,962	594
Peso	54,000	-
Canadian	20,600	-

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet at June 30, (in thousands):

	Liability Derivatives
	2017		2016
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	$181	Accrued Liabilities	$1,038
Foreign exchange contracts	Accrued Liabilities	2,833	Accrued Liabilities	94
		$3,014		$1,132

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	2017	2016	2015
Interest rate swaps	$282	$(743)	$(533)
Foreign exchange contracts	(3,178)	(267)	(154)
	$(2,896)	$(1,010)	$(687)

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to net income for the periods ended (in thousands):

Details about Accumulated				Affected line item
Other Comprehensive				in the Statements
Income (Loss) Components	2017	2016	2015	of Operations
Interest rate swaps	$399	$567	$1,034	Interest expense
Foreign exchange contracts	75	112	-	Cost of goods sold
Foreign exchange contracts	(861)	-	-	Interest expense
	$(387)	$679	$1,034

10.  INCOME TAXES

The components of income from continuing operations before income taxes are as follows (in thousands):

	2017	2016	2015
U.S. Operations	$16,257	$23,996	$33,161
Non-U.S. Operations	45,675	44,529	42,956
Total	$61,932	$68,525	$76,117

The Company utilizes the asset and liability method of accounting for income taxes.  Deferred income taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws.  The components of the provision for income taxes on continuing operations (in thousands) were as shown below:

	2017	2016	2015
Current:
Federal	$2,229	$11,014	$9,195
State	230	523	556
Non-U.S.	13,017	11,514	11,372
Total Current	15,476	23,051	21,123
Deferred:
Federal	$2,141	$(5,214)	$556
State	(290)	(1,060)	(495)
Non-U.S.	(1,972)	(482)	(310)
Total Deferred	(121)	(6,756)	(249)
Total	$15,355	$16,295	$20,874

A reconciliation from the U.S. Federal income tax rate on continuing operations to the total tax provision is as follows (in thousands):

	2017	2016	2015
Provision at statutory tax rate	35.0%	35.0%	35.0%
State taxes	(0.1%)	(0.5%)	0.1%
Impact of foreign operations	(8.0%)	(6.7%)	(5.0%)
Federal tax credits	(1.3%)	(1.8%)	(1.2%)
Life insurance proceeds	0.0%	0.0%	0.0%
Contributions, net	0.0%	(1.3%)	0.0%
Other	(0.8%)	(0.9%)	(1.5%)
Effective income tax provision	24.8%	23.8%	27.4%

Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, size of the Company’s income or loss and any one-time activities occurring during the period.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2017 was impacted by the following items: (i) a benefit of $0.6 million related to the R&D tax credit and (ii) a benefit of $5.3 million due to the mix of income earned in jurisdictions with beneficial tax rates.

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

Significant components of the Company’s deferred income taxes are as follows (in thousands):

	2017	2016
Deferred tax liabilities:
Depreciation and amortization	$(55,041)	$(27,437)
Total deferred tax liability	$(55,041)	$(27,437)

Deferred tax assets:
Accrued compensation	$4,127	$3,707
Accrued expenses and reserves	6,886	6,154
Pension	26,309	29,730
Inventory	2,677	2,548
Other	939	1,432
Net operating loss and credit carry forwards	6,773	5,948
Total deferred tax asset	$47,711	$49,519

Less: Valuation allowance	(1,530)	(649)
Net deferred tax asset (liability)	$(8,860)	$21,433

The Company estimates the degree to which deferred tax assets, including net operating loss and credit carry forwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss carry forwards that it believes will more likely than not go unrealized.  The valuation allowance at June 30, 2017 applies to state and foreign loss carry forwards, which management has concluded that it is more likely than not that these tax benefits will not be realized.  The increase (decrease) in the valuation allowance from the prior year was less than $0.9 million.

As of June 30, 2017, the Company had gross state net operating loss ("NOL") and credit carry forwards of approximately $56.6 million and $2.5 million, respectively, which may be available to offset future state income tax liabilities and expire at various dates from 2017 through 2036.  In addition, the Company had foreign NOL carry forwards of approximately $2.4 million, $1.9 million of which carry forward indefinitely and $0.5 million that carry forward for 10 years.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement.  This change eliminates the notion of the additional paid-in capital pool and reduces the complexity in accounting for excess tax benefits and tax deficiencies.  The Company has decided to adopt this ASU prior to the effective date as prescribed within the ASU.  The primary impact of our adoption was the recognition of excess tax benefits related to equity compensation in our provision for income taxes rather than paid-in capital, which is a change required to be applied on a prospective basis in accordance with the new guidance.  Accordingly, we recorded discrete income tax benefits in the consolidated statements of income of $0.6 million during the fiscal year ended June 30, 2017, for excess tax benefits related to equity compensation.

A provision has not been made for U.S. or additional non-U.S. taxes on $229.3 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S.  It is not practicable to estimate the amount of tax that might be payable on the remaining undistributed earnings.  Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.  Accordingly, we believe that U.S. tax on any earnings that might be repatriated would be substantially offset by U.S. foreign tax credits.

The total provision for income taxes included in the consolidated financial statements was as follows (in thousands):

	2017	2016	2015
Continuing operations	$15,355	$16,295	$20,874
Discontinued operations	(27)	(55)	(259)
Total Provision	$15,328	$16,240	$20,615

The changes in the amount of gross unrecognized tax benefits during 2016, 2015 and 2014 were as follows (in thousands):

	2017	2016	2015
Beginning Balance	$2,978	$1,054	$1,033
Additions based on tax positions related to the current year	12	2,125	17
Additions for tax positions of prior years	1	-	4
Reductions for tax positions of prior years	-	(201)	-
Ending Balance	$2,991	$2,978	$1,054

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

Country	Years Ending June 30,
United States	2014 to 2017
Canada	2013 to 2017
Germany	2012 to 2017
Ireland	2017 to 2017
Portugal	2014 to 2017
United Kingdom	2013 to 2017

The Company’s policy is to include interest expense and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations.  At both June 30, 2017 and June 30, 2016, the company had less than $0.1 million for accrued interest expense on unrecognized tax benefits.

11.  COMMITMENTS

The Company leases certain property and equipment under agreements with initial terms ranging from one to twenty years. Rental expense related to continuing operations for the years ended June 30, 2017, 2016, and 2015 was approximately $8.0 million, $6.6 million and $6.1 million, respectively.

The gross minimum annual rental commitments under non-cancelable operating leases, principally real-estate at June 30, 2017:

(in thousands)	Lease	Sublease	Net obligation
2018	$8,393	$303	$8,090
2019	8,303	328	7,975
2020	5,744	333	5,411
2021	5,022	338	4,684
2022	5,566	344	5,222
Thereafter	12,637	2,762	9,875

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

Total compensation cost recognized in income for equity based compensation awards was $5.0 million, $5.1 million, and $3.8 million for the years ended June 30, 2017, 2016, and 2015, respectively, primarily within Selling, General, and Administrative Expenses.  The total income tax benefit recognized in the consolidated statement of operations for equity-based compensation plans was $1.9 million, $1.8 million, and $1.3 million for the years ended June 30, 2017, 2016 and 2015, respectively.

There were 227,986 shares of common stock reserved for issuance under various compensation plans at June 30, 2017.

Restricted Stock Awards

The Company may award shares of restricted stock to eligible employees and non-employee directors of the Company at no cost, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights during the restriction period.  Such shares and rights are subject to forfeiture if certain employment conditions are not met.  During the restriction period, recipients of the shares are entitled to dividend equivalents on such shares, providing that such shares are not forfeited.  Dividends are accumulated and paid out at the end of the restriction period.  During 2017, 2016, and 2015, the Company granted 51,563, 48,984, and 43,598 shares, respectively, of restricted stock to eligible participants.  Restrictions on the stock awards generally lapse between fiscal 2018 and fiscal 2020.  For the years ended June 30, 2017, 2016, and 2015, $3.6 million, $2.6 million, and $2.3 million, respectively, was recognized as compensation expense related to restricted stock awards.  Substantially all awards are expected to vest.

A summary of restricted stock awards activity during the year ended June 30, 2017 is as follows:

	Restricted Stock Awards
	Number	Aggregate
	of	Intrinsic
	Shares	Value
Outstanding, June 30, 2016	104,525	$8,636,901
Granted	51,563
Exercised / vested	(36,422)	$841,757
Canceled	(3,963)
Outstanding, June 30, 2017	115,703	$10,494,262

Restricted stock awards granted during 2017, 2016 and 2015 had a weighted average grant date fair value of $85.07, $77.38, and $76.47, respectively.  The grant date fair value of restricted stock awards is determined based on the closing price of the Company’s common stock on the date of grant.  The total intrinsic value of awards exercised during the years ended June 30, 2017, 2016, and 2015 was $0.8 million, $1.1 million, and $2.8 million, respectively.

As of June 30, 2017, there was $3.4 million of unrecognized compensation costs related to awards expected to be recognized over a weighted-average period of 1.44 years.

Executive Compensation Program

The Company operates a compensation program for key employees.  The plan contains both an annual component as well as a long-term component.  Under the annual component, participants may elect to defer up to 50% of their annual incentive compensation in restricted stock which is purchased at a discount to the market.  Additionally, non-employee directors of the Company may defer a portion of their director’s fees in restricted stock units which is purchased at a discount to the market.  During the restriction period, recipients of the shares are entitled to dividend equivalents on such units, providing that such shares are not forfeited.  Dividend equivalents are accumulated and paid out at the end of the restriction period.  The restrictions on the units expire after three years.  At June 30, 2017 and 2016, respectively, 35,707 and 30,597 shares of restricted stock units are outstanding and subject to restrictions that lapse between fiscal 2018 and fiscal 2020.  The compensation expense associated with this incentive program is charged to income over the restriction period.  The Company recorded compensation expense related to this program of $0.4 million, $0.2 million, and $0.3 million for the years ended June 30, 2017, 2016 and 2015, respectively.

As of June 30, 2017, there was $0.3 million of unrecognized compensation costs related to awards expected to be recognized over a weighted-average period of 1.32 years

The fair value of the awards under the annual component of this incentive program is measured using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model are as follows:

	2017	2016	2015
Risk-free interest rates	0.71%	1.10%	0.88%
Expected life of option grants (in years)	3	3	3
Expected volatility of underlying stock	25.7%	26.6%	32.0%
Expected quarterly dividends (per share)	$0.14	$0.12	$0.10

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

Beginning in 2017, awards granted by the Committee provide that the PSUs will be converted to shares of common stock if the Company’s EBITDA (earnings before interest, taxes, depreciation and amortization) and return on invested capital meet specified levels approved by the Committee.  A participant’s right to any shares that are earned will cliff vest in three years.  An executive whose employment terminates prior to the vesting of any award for a reason other than death, disability, retirement, or following a change in control, will forfeit the shares represented by that award.  In certain circumstances, such as death, disability, or retirement, PSUs are paid on a pro-rata basis.  In the event of a change in control, vesting of the awards granted is accelerated.

A summary of the awards activity under the executive compensation program during the year ended June 30, 2017 is as follows:

	Annual Component			Performance Stock Units
		Weighted
	Number	Average	Aggregate	Number	Aggregate
	of	Exercise	Intrinsic	of	Intrinsic
	Shares	Price	Value	Shares	Value
Non-vested, June 30, 2016	30,597	$52.62	$286,195	54,736	$3,926,057
Granted	16,661	61.97		30,326
Vested	(11,226)	$45.65	$472,362	(26,749)	$1,814,874
Forfeited	(325)	59.52		(5,422)
Non-vested, June 30, 2017	35,707	$59.11	$318,334	52,890	$4,254,256

Restricted stock awards granted under the annual component of this program in fiscal 2017, 2016, and 2015 had a grant date fair value of $87.05, $82.79, and $80.98, respectively.  The PSUs granted in fiscal 2017, 2016 and 2015 had a grant date fair value of $83.92, $76.61, and $74.82, respectively.  The total intrinsic value of awards vested under the executive compensation program during the years ended June 30, 2017 and June 30, 2016 was $2.3 million, and $1.5 million for the year ended June 30, 2015.

The Company recognized compensation expense related to the PSUs of $1.0 million, $2.3 million, and $1.3 million for the years ended June 30, 2017, 2016 and 2015 respectively based on the probability of the performance targets being met.  The total unrecognized compensation costs related to non-vested performance share units was $1.3 million at June 30, 2017, which is expected to be recognized over a weighted average period of 1.41 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan that allows employees to purchase shares of common stock of the Company at a discount from the market each quarter.  The ESPP plan, which was effective as of July 1, 2005, provided employees the option to purchase Standex stock at a discount of 5%.  The Plan was modified, effective as of April 1, 2017, to increase the stock purchase discount to 15% and is considered a compensatory Plan.  Under this new Plan, shares of our stock may be purchased by employees quarterly at 85% of the fair market value on the last day of each quarter.  The 15% discount is recorded as a component of SG&A in the Company’s Consolidated Statements of Operations.  Shares of stock reserved for the plan were 86,937 at June 30, 2017.  Shares purchased under this plan aggregated to 3,742, 3,809, and 3,382 in 2017, 2016 and 2015, respectively, at an average price of $84.17, $75.66, and $74.42, respectively.

14.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of the Company’s accumulated other comprehensive income (loss) at June 30 are as follows (in thousands):

	2017	2016
Foreign currency translation adjustment	$(25,107)	$(24,636)
Unrealized pension losses, net of tax	(86,646)	(92,698)
Unrealized losses on derivative instruments, net of tax	(4,185)	(641)
Total	$(115,938)	$(117,975)

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

The following table summarizes the Company’s discontinued operations activity, by operation, for the years ended June 30, (in thousands):

	Year Disposed	2017	2016	2015
Income (loss) before taxes:
American Foodservice Company (1)	2014	$(8)	$3	$(492)
Air Distribution Products Group	2012	(38)	(225)	(137)
Other loss from discontinued operations		(13)	(7)	(130)
Income (loss) before taxes from discontinued operations		(59)	(229)	(759)
(Provision) benefit for tax		27	55	259
Net income (loss) from discontinued operations		$(32)	$(174)	$(500)

(1) American Foodservice Company incurred a pretax operational loss of $3.5 million and pretax loss on sale of $4.8 million in 2014.

Assets and liabilities related to discontinued operations to be retained by the Company are recorded in the Consolidated Balance Sheets at June 30 under the following captions (in thousands):

	2017	2016
Current assets	$-	$-
Non-current assets	14	14
Current liabilities	786	1,204
Non-current liabilities	-	55

16.  RESTRUCTURING

The Company has undertaken a number of initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

	Involuntary Employee
	Severance and
Year Ended June 30,	Benefit Costs	Other	Total
2017 Restructuring Initiatives	$1,863	$3,590	$5,453
Prior Year Initiatives	-	372	372
Total expense	$1,863	$3,962	$5,825

2016 Restructuring Initiatives	$1,046	$893	$1,939
Prior Year Initiatives	96	2,197	2,293
Total expense	$1,142	$3,090	$4,232

2015 Restructuring Initiatives	$847	$2,319	$3,166
Prior Year Initiatives	11	266	277
Total expense	$858	$2,585	$3,443

2017 Restructuring Initiatives

The Company continues to focus on our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions, facility closures, and consolidations.  The Company’s 2017 initiatives are from three primary areas.  First, Engineering Technologies incurred $3.6 million of expense related to manufacturing footprint optimization at the Enginetics, Huber Heights, Ohio facility which allowed us to close its East Lake, Ohio facility.  We vacated and sublet the East Lake facility for approximately the same aggregate lease costs for which we are obligated under the lease.  Second, we spent $1.2 million to gain organizational efficiencies within the Food Service Equipment segment.  Finally, we spent $0.5 million to move our Electronics facility in China due to government directives related to all businesses in the area where our facility was located.

The Company anticipates further restructuring charges in 2018 based upon market conditions and cost reduction activities to improve our competitive advantage.

 Activity in the reserves related to 2017 restructuring initiatives is as follows (in thousands):

	Involuntary Employee
	Severance and
	Benefit Costs	Other	Total
Restructuring Liabilities at June 30, 2016	$-	$-	$-
Additions	1,927	3,512	5,439
Payments	(1,421)	(2,711)	(4,132)
Restructuring Liabilities at June 30, 2017	$506	$801	$1,307

2016 Restructuring Initiatives

The Company’s 2016 initiatives included the movement of manufacturing from a legacy Canadian facility into our newly acquired Northlake facility and a reduction of personnel in those locations impacted by the slowdown in the oil and gas market.

Restructuring expenses during fiscal year 2016 were $4.2 million primarily related to a $1.7 million non-cash charge from the sale of a vacant property and a $0.7 million non-cash charge to discontinue a product line at our Refrigeration Solutions group.  Restructuring activities related to all prior year initiatives are substantially complete.

Activity in the reserves related to prior year restructuring initiatives is as follows (in thousands):

	Involuntary Employee
	Severance and
	Benefit Costs	Other	Total
Restructuring Liabilities at June 30, 2016	$74	$256	$330
Additions	-	230	230
Payments	(74)	(49)	(123)
Restructuring Liabilities at June 30, 2017	$-	$437	$437

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Involuntary Employee
	Severance and
Year Ended June 30,	Benefit Costs	Other	Total
Fiscal Year 2017
Food Service Equipment	$ 1,101	$ 85	$ 1,186
Engineering Technologies	809	3,070	3,879
Engraving	6	-	6
Electronics	11	488	499
Corporate and Other	(64)	319	255
Total expense	$ 1,863	$ 3,962	$ 5,825

Fiscal Year 2016
Food Service Equipment	$ 138	$ 2,841	$ 2,979
Engineering Technologies	160	-	160
Engraving	92	-	92
Electronics	624	217	841
Corporate and Other	128	32	160
Total expense	$ 1,142	$ 3,090	$ 4,232

Fiscal Year 2015
Food Service Equipment	$ 215	$ 2,363	$ 2,578
Engineering Technologies	75	-	75
Engraving	220	-	220
Electronics	348	222	570
Total expense	$ 858	$ 2,585	$ 3,443

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

Net periodic benefit cost for U.S. and non-U.S. plans included the following components (in thousands):

	U.S. Plans			Foreign Plans
	Year Ended June 30,			Year Ended June 30,
	2017	2016	2015	2017	2016	2015
Service Cost	$3	$70	$211	$37	$34	$44
Interest Cost	10,451	11,489	10,476	1,022	1,428	1,618
Expected return on plan assets	(13,761)	(13,864)	(13,954)	(1,152)	(1,294)	(1,474)
Recognized net actuarial loss	4,760	3,979	3,945	1,016	835	750
Amortization of prior service cost (benefit)	-	14	54	(48)	(49)	(53)
Curtailment	-	-	244	-	-	-
Net periodic benefit cost (benefit)	$1,453	$1,688	$976	$875	$954	$885

The following table sets forth the funded status and amounts recognized as of June 30, 2017 and 2016 for our U.S. and foreign defined benefit pension plans (in thousands):

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
	2017	2016	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$269,162	$252,215	$41,820	$43,681
Service cost	3	70	37	34
Interest cost	10,451	11,489	1,022	1,428
Actuarial loss (gain)	(3,624)	20,964	1,016	3,929
Benefits paid	(16,029)	(15,576)	(1,352)	(1,686)
Foreign currency exchange rate	-	-	(402)	(5,566)
Projected benefit obligation at end of year	$259,963	$269,162	$42,141	$41,820
Change in plan assets
Fair value of plan assets at beginning of year	$197,850	$204,710	$35,007	$37,366
Actual return on plan assets	13,223	8,510	2,677	3,670
Employer contribution	284	206	1,143	1,264
Benefits paid	(16,029)	(15,576)	(1,352)	(1,686)
Foreign currency exchange rate	-	-	(554)	(5,607)
Fair value of plan assets at end of year	$195,328	$197,850	$36,921	$35,007

Funded Status	$(64,635)	$(71,312)	$(5,220)	$(6,813)
Amounts recognized in the consolidated balance sheets consists of:
Prepaid Benefit Cost	$-	$-	$1,324	$422
Current liabilities	(220)	(248)	(330)	(286)
Non-current liabilities	(64,415)	(71,064)	(6,330)	(6,949)
Net amount recognized	$(64,635)	$(71,312)	$(5,336)	$(6,813)

Unrecognized net actuarial loss	$129,207	$137,053	$8,484	$10,122
Unrecognized prior service cost	-	-	(33)	(81)
Accumulated other comprehensive income, pre-tax	$129,207	$137,053	$8,451	$10,041

The accumulated benefit obligation for all defined benefit pension plans was $301.6 million and $310.4 million at June 30, 2017 and 2016, respectively.

The estimated actuarial net loss and prior service benefit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $5.5 million and less than $0.1 million, respectively.

Plan Assets and Assumptions

The fair values of the Company’s pension plan assets at June 30, 2017 and 2016 by asset category, as classified in the three levels of inputs described in Note 1 under the caption Fair Value of Financial Instruments, are as follows (in thousands):

	June 30, 2017
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$11,160	$452	$10,708	$-
Common and preferred stocks	94,951	16,976	77,975	-
U.S. Government securities	11,989	-	11,989	-
Corporate bonds and other fixed income securities	97,691	6,728	90,963	-
Other	16,458	-	16,458	-
	$232,249	$24,156	$208,093	$-

	June 30, 2016
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$6,924	$511	$6,413	$-
Common and preferred stocks	91,536	17,227	74,309	-
U.S. Government securities	15,032	-	15,032	-
Corporate bonds and other fixed income securities	107,520	6,328	101,192	-
Other	11,845	-	11,845	-
	$232,857	$24,066	$208,791	$-

Asset allocation at June 30, 2017 and 2016 and target asset allocations for 2017 are as follows:

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
Asset Category	2017	2016	2017	2016
Equity securities	33%	31%	21%	26%
Debt securities	29%	34%	44%	57%
Global balanced securities	26%	25%	28%	13%
Other	12%	10%	7%	4%
Total	100%	100%	100%	100%

	2017
Asset Category – Target	U.S.	U.K.
Equity securities	32%	18%
Debt and market neutral securities	33%	45%
Global balanced securities	25%	32%
Other	10%	5%
Total	100%	100%

Our investment policy for the U.S. pension plans targets a range of exposure to the various asset classes.  Standex rebalances the portfolio periodically when the allocation is not within the desired range of exposure.  The plan seeks to provide returns in excess of the various benchmarks.  The benchmarks include the following indices:  S&P 500; Citigroup PMI EPAC; Citigroup World Government Bond and Barclays Aggregate Bond.  A third-party investment consultant tracks the plan’s portfolio relative to the benchmarks and provides quarterly investment reviews which consist of a performance and risk assessment on all investment managers and on the portfolio.

Certain managers within the plan use, or have authorization to use, derivative financial instruments for hedging purposes, the creation of market exposures and management of country and asset allocation exposure.  Currency speculation derivatives are strictly prohibited.

Year Ended June 30	2017	2016	2015
Plan assumptions - obligation
Discount rate	1.90 - 4.00%	1.50 - 4.00%	2.30 - 4.70%
Rate of compensation increase	3.70%	3.30%	3.80%

Plan assumptions - cost
Discount rate	1.50 - 4.00%	2.30 - 4.70%	2.90 - 4.50%
Expected return on assets	3.75 - 7.10%	3.90 - 7.10%	4.20 - 7.25%
Rate of compensation increase	3.30%	3.75%	3.80%

Included in the above are the following assumptions relating to the obligations for defined benefit pension plans in the United States at June 30, 2017; a discount rate of 4.0% and expected return on assets of 7.10%.  The U.S. defined benefit pension plans represent the majority of our pension obligations.  The expected return on plan assets assumption is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds.  The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.

Expected benefit payments for the next five years are as follows: 2018, $17.4 million; 2019, $17.2 million; 2020, $17.3 million; 2021, $17.1 million; 2022, $17.5 and thereafter, $87.8 million.  The Company expects to make $1.4 million of contributions to its pension plans in 2018.

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

The following table outlines the Company’s participation in multiemployer pension plans for the periods ended June 30, 2017, 2016, and 2015, and sets forth the yearly contributions into each plan.  The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number.  The most recent Pension Protection Act zone status available in 2016 and 2015 relates to the plans’ two most recent fiscal year-ends.  The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary.  Among other factors, plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded, and plans certified in the green zone are at least 80% funded.  The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (“FIP”) for yellow/orange zone plans, or a rehabilitation plan (“RP”) for red zone plans, is either pending or has been implemented.  For all plans, the Company’s contributions do not exceed 5% of the total contributions to the plan in the most recent year.

Pension Fund	EIN/Plan Number	Pension Protection Act Zone Status			Contributions			Surcharge Imposed?	Expiration Date of Collective Bargaining Agreement
		2017	2016	FIP/RP Status	2017	2016	2015
New England Teamsters and Trucking Industry Pension Fund	04-6372430-001	Red	Red	Yes/ Implemented	$530	$485	$437	No	4/15/2018

IAM National Pension Fund, National Pension Plan	51-6031295-002	Green	Green	N/A	633	575	633	No	05/31/2018 -10/04/2019
					$1,163	$1,060	$1,070

Retirement Savings Plans

The Company has two primary employee savings plans, one for salaried employees and one for hourly employees.  Substantially all of our full-time domestic employees are covered by these savings plans.  Under the provisions of the plans, employees may contribute a portion of their compensation within certain limitations.  The Company, at the discretion of the Board of Directors, may make contributions on behalf of our employees under the plans.  Company contributions were $4.0 million, $4.0 million, and $3.8 million for the years ended June 30, 2017, 2016, and 2015, respectively.  At June 30, 2017, the salaried plan holds approximately 72,000 shares of Company common stock, representing approximately 6% of the holdings of the plan.

Postretirement Benefits Other Than Pensions

The Company sponsors an unfunded postretirement medical plan covering certain full-time employees who retire and have attained the requisite age and years of service.  Retired employees are required to contribute toward the cost of coverage according to various established rules.

The accumulated benefit obligation of the post-retirement medical plan was less than $0.2 million at both June 30, 2017 and June 30, 2016.  The plan holds no assets as the Company makes contributions as benefits are due.  Contributions for each of the last two fiscal years were less than $0.1 million.  The net periodic benefit cost for each of the last three fiscal years was less than $0.1 million.  A 1% increase in the assumed health care cost trend rate does not impact either the accumulated benefit obligation or the net postretirement cost, as the employer contribution for each participant is a fixed amount.

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

Industry Segments
(in thousands)	Net Sales			Depreciation and Amortization
	2017	2016	2015	2017	2016	2015
Food Service Equipment	$380,970	$381,867	$408,706	$5,206	$5,030	$5,176
Engraving	105,943	124,120	110,781	3,100	3,403	3,497
Engineering Technologies	90,506	82,235	97,018	5,976	5,363	4,278
Electronics	136,689	118,319	114,196	4,960	3,200	2,759
Hydraulics	41,150	45,045	41,441	730	651	665
Corporate and Other	-	-	-	343	306	309
Total	$755,258	$751,586	$772,142	$20,315	$17,953	$16,684

	Income (Loss) From Operations			Capital Expenditures(2)
	2017	2016	2015	2017	2016	2015
Food Service Equipment	$33,436	$40,142	$37,456	$5,088	$4,560	$4,791
Engraving	25,584	29,579	24,250	7,807	4,031	5,856
Engineering Technologies	9,662	8,258	13,097	6,510	6,562	8,025
Electronics	27,663	21,104	20,884	4,000	2,796	2,298
Hydraulics	6,712	7,947	7,013	1,058	988	784
Restructuring charge	(5,825)	(4,232)	(3,443)	-	-	-
Acquisition-related costs	(7,843)	-	-	-	-	-
Gain on sale of real estate	652	-	-	-	-	-
Other operating income (expense), net (1)	-	(7,458)	438	-	-	-
Corporate	(25,015)	(24,996)	(21,051)	418	96	268
Total	$65,026	$70,344	$78,644	$24,881	$19,033	$22,022
Interest expense	(4,043)	(2,871)	(3,161)
Other, net	949	1,052	634
Income from continuing operations before income taxes	$61,932	$68,525	$76,117

(1)  Other operating expense in 2016 consists primarily of a $7.3 million charge to adjust the Roll, Plate, and Machinery business in the Engraving segment to its net realizable value.  Amounts in 2015 are gains on insurance proceeds related to an event at an Engineering Technologies facility.

(2)  Includes capital expenditures in accounts payable of $0.5 million, $2.1 million, and $0.9 million at June 30, 2017, 2016, and 2015 respectively.

	Restructuring Expense
	2017	2016	2015
Food Service Equipment	$1,186	$2,979	$2,578
Engraving	6	92	220
Engineering Technologies	3,880	160	75
Electronics	498	841	570
Hydraulics	-	-	-
Corporate and Other	255	160	-
Total expense	$5,825	$4,232	$3,443

	Goodwill		Identifiable Assets
		2017	2016	2017	2016 (4)
Food Service Equipment		$63,464	$56,804	$243,414	$206,875
Engraving		20,000	19,935	115,664	117,026
Engineering Technologies		44,120	44,321	150,805	147,866
Electronics		112,047	33,235	292,776	114,001
Hydraulics		3,059	3,059	21,405	19,084
Corporate & Other (3)		-	-	43,612	85,605
Total		$242,690	$157,354	$867,676	$690,457

(3)  The decrease of Corporate identifiable assets in the periods presented reflects the use of foreign corporate cash in 2017 to acquire Standex Electronics Japan.  See discussion related to the purchase in Note 2 of the consolidated financial statements.

(4)   The identified assets as of June 30, 2016 for certain segments have been revised from amounts previously reported due to certain immaterial allocation differences.

Net sales (5)		2017	2016	2015
United States		$523,266	$548,058	$561,923
Asia Pacific		86,480	70,269	64,840
EMEA (6)		124,990	107,765	117,816
Other Americas		20,522	25,494	27,563
Total		$755,258	$751,586	$772,142

(5)  Net sales were identified based on geographic location where our products and services were initiated.

(6)   EMEA consists primarily of Europe, Middle East and S. Africa.

Long-lived assets	2017	2016	2015
United States	$84,365	$76,545	$76,274
Asia Pacific	30,268	7,035	7,047
EMEA (6)	15,816	17,287	18,604
Other Americas	2,711	5,819	6,611
Total	$133,160	$106,686	$108,536

(6)   EMEA consists primarily of Europe, Middle East and S. Africa.

19.  INSURANCE PROCEEDS

The Company recorded $0.4 million in 2015 as a component of other operating income net, from insurance proceeds we received related to a catastrophic failure of a large vertical machining center located at our Engineering Technologies facility in Massachusetts.

20.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended June 30, 2017 and 2016 are as follows (in thousands, except for per share data):

	2017
	First	Second	Third	Fourth
Net sales	$179,600	$173,854	$184,715	$217,089
Gross profit	61,776	56,894	61,348	72,736
Net income	14,344	10,442	7,660	14,131
EARNINGS PER SHARE (1)
Basic	$1.13	$0.82	$0.60	$1.12
Diluted	$1.12	$0.82	$0.60	$1.11

	2016
	First	Second	Third	Fourth
Net sales	$198,398	$181,948	$177,465	$193,775
Gross profit	68,552	58,235	58,638	66,828
Net income	15,981	12,371	11,516	12,188
EARNINGS PER SHARE (1)
Basic	$1.26	$0.97	$0.91	$0.96
Diluted	$1.25	$0.96	$0.91	$0.95

(1)

Basic and diluted earnings per share are computed independently for each reporting period.  Accordingly, the sum of the quarterly earnings per share amounts may not agree to the year-to-date amounts.

During the fourth quarter of fiscal 2017, we adopted Accounting Standards Update (ASU) 2016-09 requiring the recognition of excess tax benefits as a component of income tax expense which were historically recognized in equity.  As required, our Q1-Q3 2017 results have been recast to allocate $0.6 million of the benefit to the applicable periods.  In addition, the ASU requires a prospective update to the treasury method of calculating weighted average diluted shares outstanding resulting in the inclusion of additional shares in our diluted EPS calculation.

21.  DISPOSAL OF A BUSINESS

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

22.  SUBSEQUENT EVENT

On August 2, 2017, the Company announced that it had acquired Italy-based Piazza Rosa Group, a leading provider of mold and tool treatment and finishing services for the automotive and consumer products markets.  Privately held Piazza Rosa Group reported consolidated revenues of €9.4M for the year ended December 31, 2016.  The acquisition closed during July 2017, and will be reporting operating results into our Engraving segment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Standex International Corporation

We have audited the accompanying consolidated balance sheets of Standex International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2017.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standex International Corporation and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 28, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

August 28, 2017

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

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition.  As discussed in Note 2 to the consolidated financial statements contained in this Report, the Company acquired all of the outstanding stock of Horizon Scientific, Inc. and Standex Electronics Japan in 2017.  These acquisitions represent approximately 4.7% of the Company's consolidated revenue for the year ended June 30, 2017, and approximately 15.1% of the Company's consolidated assets at June 30, 2017.  Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2017 excludes any evaluation of the internal control over financial reporting of Horizon Scientific or Standex Electronics Japan.

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of our fiscal year (ended June 30, 2017) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Based on the Company’s processes, as described above, management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of June 30, 2017 to provide reasonable assurance of achieving its objectives.  These results were reviewed with the Audit Committee of the Board of Directors.  Grant Thornton, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on the Company’s internal control over financial reporting, which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Standex International Corporation

We have audited the internal control over financial reporting of Standex International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”).  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Horizon Scientific Inc. or Standex Electronics Japan Corporation, wholly-owned subsidiaries, which combined reflect total assets of 15.1 percent and revenues constituting 4.7 percent, of the related consolidated financial statement amounts as of and for the year ended June 30, 2017.  As indicated in Management’s Report, Horizon Scientific Inc. and Standex Electronics Japan Corporation were acquired during fiscal 2017.  Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Horizon Scientific Inc. and Standex Electronics Japan Corporation.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2017, and our report dated August 28, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

August 28, 2017

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission (“SEC”) a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended June 30, 2017 (the “Proxy Statement”).  The information required by this item and not provided in Part 1 of this report under Item 1 “Executive Officers of Standex” is incorporated by reference from the Proxy Statement under the captions “Election of Directors,” “Stock Ownership in the Company,” “Other Information Concerning the Company, Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 11.  Executive Compensation

Information regarding executive compensation is incorporated by reference from the Proxy Statement under the captions and sub-captions: “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “2017 Summary Compensation Table,” “Other Information Concerning the Company, Board of Directors and Its Committees,” and “Directors Compensation.”

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

The Equity Compensation Plan table below represents information regarding the Company’s equity based compensation plan at June 30, 2017.

	(A)	(B)	(C)
	Number of Securities To	Weighted-Average	Number of Securities Remaining
	Be Issued Upon Exercise	Exercise Price Of	Available For Future Issuance Under
	Of Outstanding Options,	Outstanding Options,	Equity Compensation Plans (Excluding
Plan Category	Warrants And Rights	Warrants And Rights	Securities reflected in Column (A))
Equity compensation plans approved by stockholders	204,300	$ 10.33	227,986
Equity compensation plans not approved by stockholders	-	-	-
Total	204,300	$ 10.33	227,986

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

(a)

1.

Financial Statements

Financial Statements covered by the Reports of Independent Registered Public Accounting Firm

(A)

Consolidated Statements of Operations for the fiscal years ended June 30, 2017, 2016 and 2015

(B)

Consolidated Balance Sheets as of June 30, 2017 and 2016

(C)

Comprehensive Income for the fiscal years ended June 30, 2017, 2016 and 2015

(D)

Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2017, 2016 and 2015

(E)

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2017, 2016 and 2015

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

(d)

Employment Agreement dated

10-K

6/30/2016

January 26, 2015 between the Company

and Anne DeGreef-Safft*

(e)

Employment Agreement dated

10-K

6/30/2016

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

(k)

Executive Officer long-term performance share

8-K

8/28/2008

Unit awards filed as Item 5.02.*

(l)

Standex Deferred Compensation Plan for highly

8-K

1/31/2008

compensated employees filed as Item 5.02.*

(m)

Code of Ethics for Chief Executive Officer and

10-K

6/30/2005

Senior Financial Officers is incorporated by

reference as Exhibit 14.

(n)

Amended and Restated Credit Agreement

8-K

12/19/2014

Dated December 19, 2014 by and among

Standex International Corporation, Citizens Bank, N.A.;

Bank of America, N.A.; TD Bank, N.A.;

JPMorgan Chase Bank, N.A.; Branch Banking

& Trust Company and Santander Bank, N.A.

Filed as Item 1.01, Exhibit 10

(o)

Stock Purchase Agreement by and among MPE

10Q/A

11/3/2014

Aeroengines, Inc. the stockholders and optionholders

of MPE Aeroengines, Inc. Morgenthaler Management

Partners VIII, LLC, as Representative and Standex

International Corporation Dated August 14, 2014

filed as Item 1.01, Exhibit 10

(p)

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

BW HVAC Real Estate Holdings, LLC as Buyers

Filed as Exhibit 10

(r)

Stock Purchase Agreement dated as of October 17,

10-Q

9/30/2016

2016 by and among Standex International

Corporation, as buyer, and Gregory J. Deutschmann,

as sellers, of Horizon Scientific, Inc., filed as

Exhibit 10

(s)

Share Purchase Agreement dated as of February 2,

10-Q

3/31/2017

2017 by Mold-Tech Singapore Pte. Ltd. a subsidiary

of Standex International Corporation, as buyer and

Oki Electric Industry Co., Ltd. as sellers, of all

Outstanding stock of Oki Sensor Device Corporation

(English translation of Japanese original document)

21.

Subsidiaries of Standex International Corporation

X

23.1

Consent of Independent Registered Public

X

Accounting Firm Grant Thornton LLP

24.

Powers of Attorney of Charles H. Cannon, Thomas E.

X

Chorman, Jeffrey S. Edwards, Gerald H. Fickenscher,

Roger L. Fix, Thomas J. Hansen, and Daniel B. Hogan

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

STANDEX INTERNATIONAL CORPORATION

(Registrant)

/s/ DAVID DUNBAR

David Dunbar

President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on August 28, 2017:

Signature

Title

/s/ DAVID DUNBAR

President/Chief Executive Officer

David Dunbar

/s/ THOMAS D. DEBYLE

Vice President/Chief Financial Officer

Thomas D. DeByle

/s/ SEAN VALASHINAS

Chief Accounting Officer / Assistant Treasurer

Sean Valashinas

David Dunbar, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on August 28, 2017 as attorney-in-fact for the following directors of the Registrant:

Charles H. Cannon	Roger L. Fix
Thomas E. Chorman	Thomas J. Hansen
Jeffrey S. Edwards	Daniel B. Hogan
Gerald H. Fickenscher

/s/ DAVID DUNBAR

David Dunbar

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

The Company will furnish its 2017 Proxy Statement and proxy materials to security holders subsequent to the filing of the annual report on this Form.  Copies of such material shall be furnished to the Commission when they are sent to security holders.

INDEX TO EXHIBITS

21

Subsidiaries of Standex

23

Consent

of Independent Registered Public Accounting Firm Grant Thornton LLP

24

Powers of Attorney of Charles H. Cannon, Thomas E. Chorman, Jeffrey S. Edwards, Gerald Fickenscher, Roger L. Fix, Thomas J. Hansen, and Daniel B. Hogan.

31.1

Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Vice President and Chief Financial Officer

32

Section 1350 Certification

END OF FORM 10-K

SUPPLEMENTAL INFORMATION FOLLOWS

Board of Directors

Title

Roger L. Fix 4

Former President and Chief Executive Officer

Charles H. Cannon, Jr., 1, 2, 4

Retired Chairman and CEO, JBT Corporation

Thomas E. Chorman 1, 2, 3

CEO, Foam Partners LLC

David Dunbar 4

President and Chief Executive Officer

Jeffrey S Edwards 2, 3

Chairman and Chief Executive Officer, Cooper Standard

Holdings, Inc.

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

Paul Burns

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

Stockholders’ Meeting

The Annual Meeting of Stockholders will be held at 11:00 a.m. on Thursday, October 26, 2017 at the Burlington Marriott, One Burlington Mall Road, Burlington, MA 01803.

1