Form 10-Q
period 2017-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 2017-11-01
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of Registrant's Common Stock outstanding on October 29, 2017 was 12,788,078.

STANDEX INTERNATIONAL CORPORATION

INDEX

Page No.

PART I.FINANCIAL INFORMATION:

Item 1.

Unaudited Condensed Consolidated Balance Sheets as of

September 30, 2017 and June 30, 20172

Unaudited Condensed Consolidated Statements of Operations for the

Three Months Ended September 30, 2017 and 2016 3

Unaudited Condensed Consolidated Statements of Comprehensive Income for the

Three Months Ended September 30, 2017 and 2016 4

Unaudited Condensed Consolidated Statements of Cash Flows for the

Three Months Ended September 30, 2017 and 20165

Notes to Unaudited Condensed Consolidated Financial Statements6

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations 21

Item 3.

Quantitative and Qualitative Disclosures about Market Risk 31

Item 4.

Controls and Procedures 32

PART II.OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds 32

Item 6.

Exhibits33

PART I. FINANCIAL INFORMATION
ITEM 1

STANDEX INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets

(In thousands, except per share data)	September 30, 2017 (unaudited)	June 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$75,270	$88,566
Accounts receivable, net of reserve for doubtful accounts of	134,996	127,060
$2,752 and $2,406 at September 30, 2017 and June 30, 2017
Inventories	123,366	119,401
Prepaid expenses and other current assets	9,321	8,397
Income taxes receivable	1,798	2,469
Deferred tax asset	-	14,991
Total current assets	344,751	360,884
Property, plant, and equipment, net	143,021	133,160
Intangible assets, net	104,401	102,503
Goodwill	248,557	242,690
Deferred tax asset	12,779	1,135
Other non-current assets	26,431	27,304
Total non-current assets	535,189	506,792
Total assets	$879,940	$867,676

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$79,513	$96,487
Accrued liabilities	59,350	58,694
Income taxes payable	5,081	4,783
Total current liabilities	143,944	159,964
Long-term debt	205,896	191,976
Accrued pension and other non-current liabilities	103,676	107,072
Total non-current liabilities	309,572	299,048
Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000
shares authorized, 27,984,278 issued, 12,700,882 and
12,662,661 outstanding at September 30, 2017 and June 30, 2017	41,976	41,976
Additional paid-in capital	57,974	56,783
Retained earnings	728,553	716,605
Accumulated other comprehensive loss	(111,055)	(115,938)
Treasury shares: 15,283,396 shares at September 30, 2017
and 15,321,617 shares at June 30, 2017	(291,024)	(290,762)
Total stockholders' equity	426,424	408,664
Total liabilities and stockholders' equity	$879,940	$867,676

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	September 30,
(In thousands, except per share data)	2017	2016
Net sales	$214,379	$179,600
Cost of sales	140,198	117,824
Gross profit	74,181	61,776
Selling, general, and administrative expenses	50,026	41,612
Restructuring costs	3,004	394
Acquisition related expenses	1,005	-
Total operating expenses	54,035	42,006
Income from operations	20,146	19,770
Interest expense	(1,721)	(697)
Other non-operating income (expense)	604	434
Income from continuing operations before income taxes	19,029	19,507
Provision for income taxes	5,030	5,163
Income from continuing operations	13,999	14,344
Income (loss) from discontinued operations, net of income taxes	(1)	(50)
Net income (loss)	$13,998	$14,294

Basic earnings (loss) per share:
Continuing operations	$1.10	$1.13
Discontinued operations	-	-
Total	$1.10	$1.13
Diluted earnings (loss) per share:
Continuing operations	$1.10	$1.12
Discontinued operations	-	-
Total	$1.10	$1.12

Cash dividends per share	$0.16	$0.14

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	September 30,
(In thousands)	2017	2016
Net income	$13,998	$14,294
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$(250)	$115
Amortization of unrecognized costs	1,365	1,440
Derivative instruments:
Change in unrealized gains and (losses)	774	61
Amortization of unrealized gains and (losses) into interest expense	151	221
Foreign currency translation gains (losses)	3,414	(1,166)
Other comprehensive income (loss) before tax	$5,454	$671

Income tax provision (benefit):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$52	$90
Amortization of unrecognized costs	(478)	(506)
Derivative instruments:
Change in unrealized gains and (losses)	(109)	(23)
Amortization of unrealized gains and (losses) into interest expense	(36)	(84)
Income tax provision (benefit) to other comprehensive income (loss)	$(571)	$(523)

Other comprehensive income (loss), net of tax	4,883	148
Comprehensive income (loss)	$18,881	$14,442

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	September 30,
(In thousands)	2017	2016
Cash flows from operating activities
Net income	$13,998	$14,294
(Income) loss from discontinued operations	1	50
Income from continuing operations	13,999	14,344
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,869	4,373
Stock-based compensation	1,164	1,365
Non-cash portion of restructuring charge	516	(19)
Contributions to defined benefit plans	(264)	(246)
Net changes in operating assets and liabilities	(27,739)	(18,368)
Net cash provided by (used in) operating activities - continuing operations	(5,455)	1,449
Net cash provided by (used in) operating activities - discontinued operations	(39)	(82)
Net cash provided by (used in) operating activities	(5,494)	1,367
Cash flows from investing activities
Expenditures for property, plant, and equipment	(8,856)	(7,121)
Expenditures for acquisitions, net of cash acquired	(10,397)	-
Proceeds from life insurance policies	2,217	-
Other investing activity	(78)	712
Net cash (used in) investing activities - continuing operations	(17,114)	(6,409)
Net cash provided by investing activities - discontinued operations	-	-
Net cash (used in) investing activities	(17,114)	(6,409)
Cash flows from financing activities
Borrowings on revolving credit facility	63,000	29,500
Payments of revolving credit facility	(52,788)	(17,500)
Activity under share-based payment plans	1,042	366
Purchases of treasury stock	(1,277)	(5,678)
Cash dividends paid	(2,026)	(1,774)
Net cash provided by (used in) financing activities	7,951	4,914
Effect of exchange rate changes on cash and cash equivalents	1,361	(607)
Net change in cash and cash equivalents	(13,296)	(735)
Cash and cash equivalents at beginning of year	88,566	121,988
Cash and cash equivalents at end of period	$75,270	$121,253

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$1,447	$589
Income taxes, net of refunds	$5,264	$3,832

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three months ended September 30, 2017 and 2016, the cash flows for the three months ended September 30, 2017 and 2016 and the financial position of Standex International Corporation (“Standex”, the “Company”, “we”, “us”, or “our”), at September 30, 2017.  The interim results are not necessarily indicative of results for a full year.  The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2017.  The condensed consolidated balance sheet at June 30, 2017 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2017.  Certain prior period amounts have been reclassified to conform to the current period presentation.  Unless otherwise noted, references to years are to the Company’s fiscal years.

There have been no significant changes in our reported financial position, results of operations, cash flows or to our critical accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 that have had a significant impact on our consolidated financial statements or notes herein.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  We evaluated subsequent events through the date and time our unaudited condensed consolidated financial statements were issued.

During the fourth quarter of fiscal 2017, we adopted Accounting Standards Update (ASU) 2016-09 requiring the recognition of excess tax benefits as a component of income tax expense which were historically recognized in equity. As required, our first quarter of fiscal 2017 results have been recast to include $0.4 million of tax benefit.  In addition, the ASU requires a prospective update to the treasury method of calculating weighted average diluted shares outstanding resulting in the inclusion of additional shares in our first quarter of fiscal 2017 diluted EPS calculation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard, ASU 2014-09, Revenue from Contract with Customers, that will supersede nearly all existing revenue recognition guidance under US GAAP and IFRS.  The Company is currently performing a detailed review of the new guidance as compared to our revenue recognition practices for each of our revenue streams.  The Company has established an implementation team to assist with its assessment of the impact of the new revenue guidance on its operations, consolidated financial statements and related disclosures. This assessment is expected to include (1) utilizing questionnaires to assist with the identification of revenue streams, (2) performing sample contract analyses for each revenue stream identified, (3) assessing the noted differences in recognition and measurement that may result from adopting this new standard, (4) performing detailed analyses of contracts with larger customers, and (5) developing plans to test transactions for consistency with contract provisions that affect revenue recognition.  After the assessment phase is complete, the Company will commence conversion activities including identifying potential impacts on revenue recognition across all segments, establishing policies, and designing internal controls.  The new standard requires comprehensive qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue arising from contracts with customers, including significant judgments and estimates used when applying the guidance.  The Company will be unable to quantify the effect on our consolidated financial statements and related disclosures until the final phase of the project has been completed.  The ASU is effective for the Company’s interim and annual reporting periods beginning July 1, 2018, and is to be adopted using either a full retrospective or modified retrospective transition method.  The Company does not expect to early adopt.

In November 2015, the FASB issued ASC Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, as part of its simplification initiatives. This update requires deferred tax liabilities and assets to be classified as non-current on the consolidated condensed balance sheet for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted.  An entity can elect adoption prospectively or retrospectively to all periods presented.  We have adopted ASU 2015-17 prospectively.  As a result, we have presented all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of September 30, 2017, but have not reclassified current deferred assets and liabilities on our consolidated balance sheet as of June 30, 2017.  There was no impact on our results of operations as a result of the adoption of ASU 2015-17.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  For leases with a term or twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. Due to the materiality of the underlying leases subject to the new guidance, we anticipate the adoption will have a material impact on the Company’s consolidated financial statements, however are unable to quantify that effect until our analysis is complete.

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

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. The new guidance requires the service cost component of net periodic benefit cost to be presented in the same income statement line items as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost are to be stated separately from service cost and outside of operating income. This guidance is effective for fiscal years beginning after December 15, 2017 (fiscal 2019 for the Company) and interim periods within those annual periods. The amendment is to be applied retrospectively. The Company is in the preliminary stages of assessing the potential impact of the adoption of ASU 2017-07 on our consolidated financial statements.

2.  ACQUISITIONS

The Company’s recent acquisitions are strategically significant to the future growth prospects of the Company.  At the time of the acquisition and September 30, 2017, the Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

Piazza Rosa Group

During the first quarter of fiscal year 2018, the Company acquired the Piazza Rosa Group.  The Italy-based privately held company is a leading provider of mold and tool treatment and finishing services for the automotive and consumer products markets. We have included the results of the Piazza Rosa Group in our Engraving segment in our Condensed Consolidated Financial Statements.

The Company paid $10.1 million in cash, net of a $2.8 million payment to satisfy debt of the entity at the time of acquisition, for all of the issued and outstanding equity interests of the Piazza Rosa Group. The final purchase price is subject to net asset value adjustments that have not yet been finalized. The preliminary purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values on the closing date.  Goodwill recorded from this transaction is attributable to potential revenue increases from the combined competencies with Standex Engraving’s worldwide presence and Piazza Rosa Group’s texturizing capabilities.  The combined companies create a global tool finishing service leader and open additional opportunities in the broader surface engineering market.

Intangible assets of $4.1 million were preliminarily recorded, consisting of $2.3 million of customer relationships to be amortized over a period of eight years, $1.6 million for trademarks, and $0.2 million of other intangibles assets.  The goodwill of $6.2 million created by the transaction is not deductible for income tax purposes.

The components of the fair value of the Piazza Rosa Group acquisition, including the preliminary allocation of the purchase price at September 30, 2017, are as follows (in thousands):

Preliminary Allocation
September 30, 2017
Fair value of business combination:
Cash payments	$12,889
Less: cash paid to satisfy acquired debt	(2,833)
Total	$10,056
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$2,678
Inventories	637
Property, plant, and equipment	5,005
Identifiable intangible assets	4,087
Goodwill	6,218
Liabilities assumed	(7,387)
Deferred taxes	(1,182)
Total	$10,056

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

Intangible assets of $53.8 million were preliminarily recorded, consisting of $50.1 million of developed technology to be amortized over a period of 10-20 years, $3.6 million of customer relationships to be amortized over a period of fifteen years, and $0.1 million of product order backlog which was amortized during fiscal year 2017.  Since the preliminary valuation, the Company adjusted goodwill by $1.6 million as a result of tax adjustments and purchase accounting changes including a decrease in the fair value of developed technology and customer relationships of $2.3 million and $0.2 million, respectively, and an additional $0.1 million of product order backlog which was amortized during fiscal year 2017.  The goodwill of $77.6 million created by the transaction is not deductible for income tax purposes.

The components of the fair value of the Standex Electronics Japan acquisition, including the preliminary allocation of the purchase price at September 30, 2017, are as follows (in thousands):

	Preliminary Allocation	Adjustments	Adjusted Allocation
	March 31, 2017		September 30, 2017
Fair value of business combination:
Cash payments	$137,676	$-	$137,676
Less: cash acquired	(8,521)	-	(8,521)
Total	$129,155	$-	$129,155
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$12,497	$(366)	$12,131
Inventories	7,387	815	8,202
Property, plant, and equipment	12,703	5,750	18,453
Identifiable intangible assets	53,800	(2,400)	51,400
Goodwill	75,985	1,646	77,631
Liabilities assumed	(10,811)	(8,405)	(19,216)
Deferred taxes	(22,406)	2,960	(19,446)
Total	$129,155	$-	$129,155

The initial allocation of the purchase price is based upon a preliminary valuation, and accordingly, our estimates and assumptions are subject to change as we obtain additional information during the measurement period. The Company anticipates finalizing the purchase price allocation during the current calendar year.

The following table reflects the unaudited pro forma operating results of the Company for the quarters ended September 30, 2017 and 2016, which give effect to the acquisition of Standex Electronics Japan as if it had occurred at the beginning of each period presented. The pro forma information combines the historical financial results of the Company and Standex Electronics Japan, adjusted for changes in foreign exchange rates. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective at the beginning of each period, nor are they intended to be indicative of results that may occur in the future. The pro forma information does not include the effects of any synergies related to the Standex Electronics Japan acquisition, transactions between the entities prior to acquisition, or the pre-acquisition impact of other businesses acquired by the Company during this period as they were not material to the Company’s historical results of operations.

	(Unaudited Pro Forma)
	For quarters ended September 30,
In thousands	2017	2016
Net Sales	$214,379	$197,277
Net Income	$14,185	$15,029

Earnings per share:
Basic	$1.12	$1.19
Diluted	$1.11	$1.17

Pro forma earnings during the quarter ended September 30, 2017 were adjusted to exclude acquisition-related costs of $0.2 million.

Pro forma earnings during the quarter ended September 30, 2016 were adjusted to include expense of $0.7 million for amortization of intangible assets recognized at fair value, depreciation expense of $0.3 million for the fair value adjustment of the acquired fixed assets, and $0.4 million of interest expense associated with incremental borrowings under the Company’s Credit Facility.

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

The Company paid $24.7 million in cash, net of cash acquired, for 100% of the outstanding stock of Horizon Scientific. The purchase price was subject to cash and net working capital adjustments of $0.3 million which was paid during the quarter along with deferred compensation of up to $8.4 million. The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values on the closing date.

Intangible assets of $16.2 million have been recorded, consisting of $14.5 million of customer relationships which are expected to be amortized over a period of fifteen years, $1.4 million of trademarks which are indefinite lived, and $0.3 million of product order backlog which amortized during the current fiscal year. The goodwill of $6.7 million created by the transaction is not deductible for income tax purposes.

The components of the fair value of the Horizon Scientific acquisition, including the allocation of the purchase price at June 30, 2017, are as follows (in thousands):

Final

Fair value of business combination:
Cash payments	$26,457
Identified cash and net working capital adjustment	341
Less: cash acquired	(1,797)
Total	$25,001
Identifiable assets acquired and liabilities assumed:
Current assets	$4,863
Inventories	4,470
Property, plant, and equipment	1,616
Identifiable intangible assets	16,150
Goodwill	6,660
Liabilities assumed	(2,374)
Deferred taxes	(6,384)
Total	$25,001

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

Deferred compensation costs relate to payments due to the Horizon Scientific seller of $2.8 million on the second anniversary and $5.6 million on the third anniversary of the closing date of the purchase.  For the three months ended September 30, 2017, we recorded deferred compensation costs of $0.7 million for estimated deferred compensation earned by the Horizon Scientific seller to date. The payments are contingent on the seller remaining an employee of the Company with limited exceptions at each anniversary date.

Acquisition related expenses consist of miscellaneous professional service fees and expenses for our recent acquisitions.

The components of acquisition-related costs are as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2017	2016
Deferred compensation arrangements	$703	$-
Acquisition-related costs	302	-
Total	$1,005	$-

3)Discontinued Operations

In pursuing our business strategy, we have divested certain businesses and recorded activities of these businesses as discontinued operations.

Assets and liabilities related to our discontinued operations appear in the condensed consolidated balance sheets are as follows (in thousands):

	September 30, , 2017	June 30, 2017
Other non-current assets	$14	$14
Accrued expenses	747	786

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

There were no transfers of assets or liabilities between any levels of the fair value measurement hierarchy at September 30, 2017 and June 30, 2017. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

Items presented at fair value at September 30, 2017 and June 30, 2017 consisted of the following (in thousands):

September 30, 2017
	Total	Level 1	Level 2	Level 3
Assets

Marketable securities - deferred compensation plan	$2,212	$2,212	$-	$-
Foreign exchange contracts	1,436	-	1,436	-
Interest rate swaps	3,686	-	3,686	-

Liabilities
Foreign exchange contracts	$3,741	$-	$3,741	$-
Interest rate swaps	3,573	-	3,573	-
Contingent acquisition payments (a)	2,810	-	-	2,810

	June 30, 2017
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,397	$2,397	$-	$-
Foreign exchange contracts	399	-	399	-
Interest rate swaps	3,777	-	3,777	-

Liabilities
Foreign exchange contracts	$3,232	$-	$3,232	$-
Interest rate swaps	3,958	-	3,958	-
Contingent acquisition payments (a)	2,108	-	-	2,108

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

Contingent acquisition payment liabilities are scheduled to be paid in periods through fiscal year 2020. As of September 30, 2017, we could be required to pay up to $8.4 million for contingent consideration arrangements if specific criteria are achieved. We have determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments was based on several factors, the most significant of which are continued employment of the seller and the risk-adjusted discount rate for the fair value measurement.  As of September 30, 2017, neither the amount recognized for the contingent consideration arrangement, nor the range of outcomes or the assumptions used to develop the estimate had changed.

5)Inventories

Inventories are comprised of the following (in thousands):

	September 30, 2017	June 30, 2017
Raw materials	$54,043	$53,313
Work in process	31,759	28,110
Finished goods	37,564	37,978
Total	$123,366	$119,401

Distribution costs associated with the sale of inventory, which are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations were $5.9 million and $5.0 million for the three months ended September 30, 2017 and 2016, respectively.

6)Goodwill

Changes to goodwill during the period ended September 30, 2017 were as follows (in thousands):

	June 30, 2017	Acquisitions	Translation Adjustment	September 30, 2017
Food Service Equipment	$63,464	$-	$-	$63,464
Engraving	20,000	6,218	238	26,456
Engineering Technologies	44,120	-	263	44,383
Electronics	112,047	(1,270)	418	111,195
Hydraulics	3,059	-	-	3,059
Total	$242,690	$4,948	$919	$248,557

7)Intangible Assets

Intangible assets consist of the following (in thousands):

		Tradenames
	Customer Relationships	(Indefinite-lived)	Developed Technology	Other	Total
September 30, 2017
Cost	$66,868	$20,413	$47,533	$4,855	$139,669
Accumulated amortization	(30,083)	-	(1,855)	(3,330)	(35,268)
Balance, September 30, 2017	$36,785	$20,413	$45,678	$1,525	$104,401

June 30, 2017
Cost	$64,247	$18,715	$47,586	$4,503	$135,051
Accumulated amortization	(28,764)	-	(826)	(2,958)	(32,548)
Balance, June 30, 2017	$35,483	$18,715	$46,760	$1,545	$102,503

Amortization expense for the three months ended September 30, 2017 and 2016 was $2.2 million and $0.9 million, respectively.  At September 30, 2017, amortization expense of current intangible assets are estimated to be $7.0 million for the remainder of fiscal year 2018, $9.0 million in 2019, $8.4 million in 2020, $7.9 million in 2021, $7.4 million in 2022, and $44.5 million thereafter.

8)Warranties

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

The changes in warranty reserve, which are recorded as a component of accrued liabilities, for the three months ended September 30, 2017 and year ended June 30, 2017 were as follows (in thousands):

	September 30, 2017	June 30, 2017
Balance at beginning of year	$9,243	$9,085
Acquisitions and other	8	301
Warranty expense	1,570	9,203
Warranty claims	(1,350)	(9,346)
Balance at end of period	$9,471	$9,243

9)Debt

Long-term debt is comprised of the following (in thousands):

	September 30, 2017	June 30, 2017
Bank credit agreements	$205,500	$192,500
Other	832	6
Total funded debt	206,332	192,506
Issuance Cost	(436)	(530)
Total long-term debt	$205,896	$191,976

The Company’s debt payments are due as follows (in thousands):

Fiscal Year	September 30, 2017
2018	$199
2019	109
2020	205,612
2021	114
2022	117
Thereafter	181
Total Debt	206,332
Issuance cost	(436)
Debt net of issuance cost	$205,896

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

At September 30, 2017, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $8.9 million and had the ability to borrow $176.9 million under the facility.  At September 30, 2017, the carrying value of the current borrowings under the facility approximates fair value.

Other

The Company incurred additional debt related primarily to a Piazza Rosa construction project that was completed in October 2017.

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

The Company’s effective swap agreements convert the base borrowing rate on $100 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 1.60% at September 30, 2017.  The fair value of the swaps recognized in accrued expenses and in other comprehensive income is as follows (in thousands, except percentages):

Effective Date	Notional Amount	Fixed Interest Rate	Maturity	September 30, 2017	June 30, 2017
December 19, 2014	20,000	1.18%	December 19, 2017	$4	$8
December 19, 2014	5,000	1.20%	December 19, 2017	(1)	1
December 18, 2015	15,000	1.46%	December 19, 2018	5	(1)
December 19, 2015	10,000	2.01%	December 19, 2019	83	(106)
May 24, 2017	25,000	1.88%	April 24, 2022	35	(60)
May 24, 2017	25,000	1.67%	May 24, 2020	(13)	(23)
				$113	$(181)

The Company reported no losses for the three months ended September 30, 2017, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as collections from customers and loan payments between subsidiaries.  The Company enters into such contracts for hedging purposes only.  The Company has designated certain of these currency contracts as hedges, and changes in the fair value of these contracts are recognized in other comprehensive income until the hedged items are recognized in earnings.  Hedge ineffectiveness, if any, associated with these contracts will be reported in net income.  At September 30, 2017 and June 30, 2017, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized gain (losses) of $(2.3) million and $(2.8) million, respectively, which approximate the unrealized gains and losses on the related loans.  The contracts have maturity dates ranging from 2018-2023, which correspond to the related intercompany loans.  The notional amounts of the Company’s forward contracts, by currency, are as follows:

Currency	September 30, 2017	June 30, 2017
USD	69,000	73,000
Euro	21,323	21,335
Pound Sterling	6,750	6,962
Peso	54,000	54,000
Canadian	20,600	20,600

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

Asset Derivatives
	September 30, 2017		June 30, 2017
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Other Assets	$113	Other Assets	$-
Foreign exchange contracts	Other Assets	1,436	Other Assets	-
		$1,549		$-

	Liability Derivatives
	September 30, 2017		June 30, 2017
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	$-	Accrued Liabilities	$181
Foreign exchange contracts	Accrued Liabilities	3,729	Accrued Liabilities	2,833
		$3,729		$3,014

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended
	September 30,
	2017	2017
Interest rate swaps	$286	$163
Foreign exchange contracts	488	(102)
	$774	$61

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to Net Income for the periods ended (in thousands):

Details about Accumulated
Other Comprehensive	Three Months Ended		Affected line item
Income (Loss) Components	September 30,		in the Statements
	2017	2016	of Operations
Interest rate swaps	$151	$119	Interest expense
Foreign exchange contracts	-	102	Cost of Sales
	$151	$221

11)Retirement Benefits

The Company has defined benefit pension plans covering certain current and former employees both inside and outside of the U.S.  The Company’s pension plan for U.S. employees is frozen for substantially all participants and has been replaced with a defined contribution benefit plan.

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three months ended September 30, 2017 and 2016 consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Service cost	$1	$1	$9	$9
Interest cost	2,520	2,613	254	264
Expected return on plan assets	(3,354)	(3,440)	(231)	(297)
Recognized net actuarial loss	1,145	1,190	229	262
Amortization of prior service cost	-	-	(8)	(12)
Net periodic benefit cost	$312	$364	$253	$226

The Company expects to pay $1.4 million in contributions to its defined benefit plans during fiscal 2018.  Contributions of $0.3 million were made during the three months ended September 30, 2017 compared to $0.2 million during the three months ended September 30, 2016.  Required contributions of $0.8 million will be paid to the Company’s U.K. defined benefit plan during 2018.  The Company also expects to make contributions during the current fiscal year of $0.2 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively.

12)Income Taxes

The Company's effective tax rate from continuing operations for the first quarter of 2018 was 26.4% compared with 26.5% for the prior year quarter.  The tax rate was impacted in both periods by the following items: (i) benefits related to the R&D and foreign tax credits, and (ii) a benefit due to the mix of income earned in jurisdictions with beneficial tax rates.

13)Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2017	2016
Basic - Average shares outstanding	12,676	12,674
Effect of dilutive securities:
Unvested, restricted stock awards	92	120
Diluted - Average shares outstanding	12,768	12,794

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share.  No options to purchase common stock were excluded as anti-dilutive from the calculation of diluted earnings per share for the three months ended September 30, 2017 and 2016, respectively.

Performance stock units of 54,893 and 29,607 for the three months ended September 30, 2017 and 2016, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

14)Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	September 30, 2017	June 30, 2017
Foreign currency translation adjustment	$(21,693)	$(25,107)
Unrealized pension losses, net of tax	(85,957)	(86,646)
Unrealized losses on derivative instruments, net of tax	(3,405)	(4,185)
Total	$(111,055)	$(115,938)

15)Contingencies

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

16)Industry Segment Information

The Company has determined that it has five reportable segments organized around the types of product sold:

•Food Service Equipment – an aggregation of eight operating segments that manufacture and sell commercial food service equipment;

•Engraving – provides mold texturizing, slush molding tools, project management and design services, roll engraving, hygiene product tooling, low observation vents for stealth aircraft, and process machinery for a number of industries;

•Engineering Technologies – provides net and near net formed single-source customized solutions in the manufacture of engineered components for the aviation, aerospace, defense, energy, industrial, medical, marine, oil and gas, and manned and unmanned space markets.

•Electronics – manufacturing and selling of electronic components for applications throughout the end-user market spectrum; and

•Hydraulics – manufacturing and selling of single and double-acting telescopic and piston rod hydraulic cylinders.

Net sales and income (loss) from continuing operations by segment for the three months ended
September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,
	Net Sales		Income from Operations
	2017	2016	2017	2016
Segment:
Food Service Equipment	$103,064	$92,651	$10,424	$9,488
Engraving	32,829	26,730	7,420	7,398
Engineering Technologies	20,267	18,721	1,167	1,496
Electronics	46,816	30,651	10,236	6,473
Hydraulics	11,403	10,847	1,851	2,129
Restructuring costs			(3,004)	(394)
Corporate			(6,943)	(6,820)

Acquisition-related costs			(1,005)	-
Sub-total	$214,379	$179,600	$20,146	$19,770
Interest expense			(1,721)	(697)
Other non-operating income			604	434
Income from continuing operations before income taxes			$19,029	$19,507

Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Income (loss) from operations by segment excludes interest expense and other non-operating income (expense).

The Company’s identifiable assets at September 30, 2017 and June 30, 2017 are as follows (in thousands):

	September 30, 2017	June 30, 2017
Food Service Equipment	$250,595	$243,414
Engraving	138,265	115,664
Engineering Technologies	146,715	150,805
Electronics	284,201	292,776
Hydraulics	22,761	21,405
Corporate & Other	37,403	43,612
Total	$879,940	$867,676

17) Restructuring

The Company has undertaken cost reduction and facility consolidation initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

		Three Months Ended
		September 30, 2017
Fiscal 2018	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$1,682	$547	$2,229
Prior year initiatives	42	733	775
	$1,724	$1,280	$3,004

	Three Months Ended
	September 30, 2016
Fiscal 2017	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$23	$283	$306
Prior year initiatives	6	82	88
	$29	$365	$394

2018 Restructuring Initiatives

The Company continues to focus on our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions, facility closures, and consolidations.  During the first quarter of fiscal year 2018, we incurred restructuring expenses from 2018 initiatives related to three restructuring programs that are intended to improve profitability, streamline production and enhance capacity to support future growth:  (1) the realignment of management functions at the Food Service Equipment Group level;  (2) headcount reduction and plant realignment with regard to the standard products businesses within Food Service Equipment; and (3) the exit of an unprofitable Engraving business in Brazil.

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2017	$-	$-	$-
Additions and adjustments	1,682	547	2,229
Payments	(1,276)	(547)	(1,823)
Restructuring liabilities at September 30, 2017	$406	$-	$406

Prior Year Initiatives

The prior year initiatives yet to be completed are primarily the finalization of the manufacturing footprint consolidation within our Enginetics business in the Engineering Technology segment.

Activity in the reserve related to the prior year restructuring initiatives is as follows (in thousands):

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2017	$506	$1,238	$1,744
Additions and adjustments	42	752	794
Payments	(532)	(1,662)	(2,194)
Restructuring liabilities at September 30, 2017	$16	$328	$344

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2017			September 30, 2016
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment	$835	$427	$1,262	$12	$75	$87
Engraving	715	94	809	6	-	6
Engineering Technologies	42	724	766	-	185	185
Electronics Products	132	26	158	11	98	109
Hydraulics	-	-	-	-	-	-
Corporate	-	9	9	-	7	7
	$1,724	$1,280	$3,004	$29	$365	$394

We incurred severance and other costs of $3.0 million and $0.4 million associated with these activities during the three months ended September 30, 2017 and 2016, respectively. Restructuring expense is expected to be between $5.0 million and $6.0 million for the remainder of fiscal year 2018.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Quarterly Report on Form 10-Q that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-

looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company’s business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired. These factors include, but are not limited to material adverse or unforeseen legal judgments, fines, penalties or settlements, conditions in the financial and banking markets, including fluctuations in exchange rates and the inability to repatriate foreign cash, general and international recessionary economic conditions, including the impact, length and degree of the current slow growth conditions on the customers and markets we serve and more specifically conditions in the oil and gas, food service equipment, automotive, construction, aerospace, energy, transportation and general industrial markets, lower-cost competition, the relative mix of products which impact margins and operating efficiencies, both domestic and foreign, in certain of our businesses, the impact of higher raw material and component costs, particularly steel, petroleum based products and refrigeration components, an inability to realize the expected cost savings from restructuring activities, effective completion of plant consolidations, cost reduction efforts, restructuring including procurement savings and productivity enhancements, capital management improvements, strategic capital expenditures, and the implementation of lean enterprise manufacturing techniques, the inability to achieve the savings expected from the sourcing of raw materials from and diversification efforts in emerging markets, the inability to attain expected benefits from strategic alliances or acquisitions and the inability to achieve synergies contemplated by the Company. Other factors that could impact the Company include changes to future pension funding requirements. For further information on these and other risk factors, please see the section “Risk Factors” in Company’s Annual Report on Form 10-K.  In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

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

Our long-term strategy is to build larger industrial platforms through a value creation system that assists management in meeting specific corporate and business unit financial and strategic performance goals in order to create, improve, and enhance shareholder value.  The Standex Value Creation System is a standard methodology which provides consistent tools used throughout the company in order to achieve our organization’s goal of transforming from its historic roots as a holding company to an efficient operating company.  The Standex Value Creation System employs four components: Balanced Performance Plan, Standex Growth Disciplines, Standex Operational Excellence, and Standex Talent Management.  The Balanced Performance Plan process aligns annual goals throughout the business and provides a standard reporting, management and review process.  It is focused on setting and meeting annual and quarterly targets that support our short and long-term goals.  The Standex Growth Disciplines use a set of tools and processes including market maps, growth lane ways, and market tests to identify opportunities to expand the business organically and through acquisitions.  Standex Operational Excellence employs a standard playbook and processes, including LEAN, to eliminate waste and improve profitability, cash flow and customer satisfaction.  Finally, the Standex Talent Management process is an organizational development process that provides training, development, and succession planning for our employees throughout our worldwide organization.  The Standex Value Creation System ties all disciplines in the organization together under a common umbrella by providing standard tools and processes to deliver our business objectives.

•It is our objective to grow larger and more profitable business units through both organic initiatives and acquisitions.  We seek to identify and implement organic growth initiatives such as new product development, geographic expansion, introduction of products and technologies into new markets and applications, key accounts and strategic sales channel partners.  Also, we have a long-term objective to create sizable business platforms by adding strategically aligned or “bolt on” acquisitions to strengthen the individual businesses, create both sales and cost synergies with our core business platforms, and accelerate their growth and margin improvement.  We look to create both sales and cost synergies within our core business platforms, accelerate growth and improve margins.  We have a particular focus on identifying and investing in opportunities that complement our products and will increase the global presence and capabilities of our businesses.  From time to time, we have divested, and likely will continue to divest, businesses that we feel are not strategic or do not meet our growth and return expectations.

•As part of our ongoing strategy, we acquired Italy-based Piazza Rosa Group (“Piazza Rosa”).  The privately held company is a leading provider of mold, tool treatment and finishing services for the automotive and consumer products markets. The combination of these competencies with Standex Engraving’s worldwide presence and texturizing capabilities creates a global tool finishing service leader.  The acquisition also opens additional opportunities in the broader surface engineering market.  The Piazza Rosa Group’s results are reported within our Engraving segment.

•During our third quarter of fiscal year 2017, we acquired all of the outstanding shares of Oki Sensor Device Corporation from Oki Electric Industry Co., Ltd.  Located in Kofu City, Japan, Oki Sensor Device Corporation is the world’s leading designer and supplier of magnetic reed switches.  Now named Standex Electronics Japan Corporation, (“Standex Electronics Japan”) the acquisition enhances the Company’s access to important Asian markets and enables the Company to offer a world class suite of reed switches and related magnetic solutions while continuing to serve Standex Electronics Japan’s diverse distribution channels.  Standex Electronics Japan’s results are reported within our Electronics segment.

•During our second quarter of fiscal year 2017, we acquired Horizon Scientific, Inc., (“Horizon Scientific”) a South Carolina-based supplier of laboratory refrigerators and freezers, as well as cryogenic equipment for the scientific, bio-medical and pharmaceutical markets.  We have included the operating results of Horizon Scientific in our Food Service Equipment segment in our Condensed Consolidated Financial Statements.  Horizon Scientific expands our access to higher-margin refrigeration markets in the growing scientific sector that provides solutions for exacting temperature storage requirements.  Horizon Scientific’s products complement the scientific offerings in our Nor-Lake division.

•During the first quarter of fiscal year 2017, we sold our U.S. Roll Plate and Machinery (“RPM”) business, as it was not strategic, and did not meet our growth and return expectations.  This divestiture also allows our Engraving management to focus on higher growth and better return businesses within the segment.

•We create “Customer Intimacy” by utilizing the Standex Growth Disciplines to partner with our customers in order to develop and deliver custom solutions or engineered components.  By partnering with our customers during long-term product development cycles, we become an extension of their development teams.  Through this Partner, Solve, Deliver® methodology, we are able to secure our position as a preferred long-term solution provider for our products and components.  This strategy results in increased sales and operating margins that enhance shareholder returns.

•Standex Operational Excellence drives continuous improvement in the efficiency of our businesses, both on the shop floor and in the office environment.  We recognize that our businesses are competing in a global economy that requires us to improve our competitive position.  We have deployed a number of management competencies to drive improvements in the cost structure of our business units including operational excellence through lean enterprise, the use of low cost manufacturing facilities in countries such as Mexico and China, the consolidation of manufacturing facilities to achieve economies of scale and leveraging of fixed infrastructure costs, alternate sourcing to achieve procurement cost reductions, and capital improvements to increase productivity.

•The Company’s strong historical cash flow has been a cornerstone for funding our capital allocation strategy.  We use cash flow generated from operations to fund the strategic growth programs described above, including acquisitions and investments for organic growth, investments in capital assets to improve productivity and lower costs and to return cash to our shareholders through payment of dividends and stock buybacks.

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

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations

	Three Months Ended
(Dollar amounts in thousands, except	September 30,
percentages)	2017	2016
Net sales	$214,379	$179,600
Gross profit margin	34.6%	34.4%
Income from operations	20,146	19,770

Three Months Ended

(In thousands)	September 30, 2017
Net sales, prior year period	$179,600
Components of change in sales:
Organic sales change	10,339
Effect of acquisitions	22,869
Effect of exchange rates	1,571
Net sales, current period	$214,379

Net sales for the first quarter of 2018 increased $34.8 million, or 19.4%, when compared to the prior year period.  Organic sales increased by $10.3 million, or 5.8%, with each of the five businesses contributing to the overall increase in the quarter.  Acquisitions also contributed 12.7% to the overall growth in the quarter.  Foreign currency was favorable and contributed to 0.9% to the sales increase.

Gross Profit Margin

Our gross margin for the first quarter of 2018 was 34.6%, compared to the prior year quarter of 34.4%.  Gross margin increased slightly 0.2% primarily due to sales mix.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) for the first quarter of 2018 were $50.0 million, or 23.3% of sales, compared to $41.6 million, or 23.2% of sales, during the prior year quarter.  The increase in SG&A expenses during the quarter was driven by higher sales volume which resulted in increased distribution and selling expenses of $1.0 million, as well as incremental costs of $5.2 from the recent acquisitions.

Income from Operations

Income from operations for the first quarter of 2018 was $20.1 million, compared to $19.8 million during the prior year quarter.  The increase of $0.3 million, or 1.9%, is primarily due to higher sales volume and improved gross margin, partially offset by incremental expenses due to our recent acquisitions.

Interest Expense

Interest expense for the first quarter of 2018 was $1.7 million, compared to $0.7 million during the prior quarter.  The increase is due to higher borrowings associated with the recent acquisitions in addition to an increase in our effective interest rate as compared to prior year.

Income Taxes

The Company's effective tax rate from continuing operations for the first quarter of 2018 was 26.4% compared with 26.5% for the prior year quarter.  The tax rate was impacted in both periods by the following items: (i) benefits related to the R&D and foreign tax credits, and (ii) a benefit due to the mix of income earned in jurisdictions with beneficial tax rates.

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

	As of September 30, 2017		As of September 30, 2016
	Total Backlog	Backlog under 1 year	Total Backlog	Backlog under 1 year
Food Service Equipment	$48,486	$45,706	$38,852	$36,976
Engraving	22,364	22,364	13,716	13,630
Engineering Technologies	93,279	67,342	89,897	65,682
Electronics	53,710	49,413	43,557	37,950
Hydraulics	6,503	6,503	4,267	4,267
Total	$224,342	$191,328	$190,289	$158,505

Backlog realizable within one year increased $32.8 million, or 20.7%, to $191.3 million at September 30, 2017 from $158.5 million at September 30, 2016.

Organic backlog under one year increased $21.6 million, or 13.5% due to strong demand in all segments, while acquisitions contributed an additional $9.9 million.

Segment Analysis

Food Service Equipment Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2017	2016	Change
Net sales	$ 103,065	$ 92,651	11.3%
Income from operations	$10,424	9,488	9.9%
Operating income margin	10.1%	10.2%

Net sales in the first quarter of fiscal year 2018 increased $10.4 million, or 11.3%, when compared to the prior year quarter. Organic sales growth was 2.3%, while acquisitions added 8.7%, and foreign exchange contributed a positive 0.3%.  Overall Refrigerated Solutions sales increased by $11.3 million, or 23.2%.  Organic refrigeration sales increased by $3.2 million driven by higher demand from large chains.  The October 2016 acquisition of Horizon Scientific contributed an additional $8.1 million in Refrigeration growth.

Cooking Solutions sales fell 8.7% in the quarter, primarily due to shipment delays which were a result of the implementation of a new ERP system.  We anticipate shipments to return to more normalized levels during Q2 as the ERP system issues are resolved.

Specialty Solutions business sales were up $1.6 million, or 9.9%, with strong growth in both the beverage and merchandising businesses.

Income from operations in the first quarter of fiscal 2017 increased $0.9 million, or 9.9%, when compared to the prior year quarter.  Operating income margin was 10.1%.  The non-standard product businesses, Scientific, Beverage, Merchandising and specialized products continue to do well with operating margin growth exceeding sales growth.  Restructuring efforts related to this segment are discussed in the Corporate and Other section below.

Engraving Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2017	2016	Change
Net sales	$ 32,829	$ 26,730	22.8%
Income from operations	7,420	7,398	0.3%
Operating income margin	22.6%	27.7%

Net sales for the first quarter of 2018 increased by $6.1 million, or 22.8%, when compared to the prior year quarter. Mold texturizing sales increased $4.6 million with strength from all geographic regions, while the acquisition of Piazza Rosa Group contributed $2.5 million in incremental sales.  These gains were partially offset by a decrease of $1.1 million in sales from our Innovent business due to a prior year roll-out that did not repeat. Exchange rates contributed a positive impact of $0.7 million on sales.

Income from operations was flat year over year. Margins were down from prior year due the acquisition costs related to Piazza Rosa, Innovent business volume, investments in new technologies and lumpy delivery schedules of automotive programs worldwide.

We expect sales growth in the remainder of fiscal year 2018 due to new technologies of architexture, laser, nickel shell and tool finishing, increased sales from automotive platform launches and capitalizing on synergies associated with our Piazza Rosa acquisition.

Engineering Technologies Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2017	2016	Change
Net sales	$ 20,267	$ 18,721	8.3%
Income from operations	1,167	1,496	(22.0%)
Operating income margin	5.8%	8.0%

Net sales in the first quarter of fiscal year 2018 increased by $1.5 million, or 8.3%, compared to the prior year quarter. Sales distribution by market for the quarter was as follows: 49% aviation, 31% space, 7% energy, 6% medical, 7% other markets. Sales in the aviation market were up 20.5% compared to the prior year primarily due to increases in the aircraft structures segment. Space sales improved by 20.2% driven by increases in development programs. Energy sales were down $0.6 million due to lower sales into the project based Oil and Gas segment.  We anticipate continued growth in the aviation and space markets in fiscal 2018.

Income from operations decreased by $0.3 million, or 22.0%, when compared to the prior year quarter.  The decrease was a result of a price concession in the Aviation engine market segment that was implemented ahead of expected cost reductions on the long-term program. In addition, the prior year included a favorable contract adjustment that did not repeat in the first quarter of fiscal 2018.

Electronics Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2017	2016	Change
Net sales	$ 46,825	$ 30,651	52.8%
Income from operations	10,236	6,473	58.1%
Operating income margin	21.9%	21.1%

Net sales in the first quarter fiscal year 2018 increased by $16.2 million, or 52.8%, when compared to the prior year quarter. Organic sales growth was $3.3 million, or 10.6%. The organic sales growth came from improvement in all geographic regions. Organic growth was particularly strong in the sensor and reed switch product lines as a result of strong global market demand and new product launches. Acquisition sales growth was $12.3 million, or 40.1%, during the quarter.  Foreign exchange contributed to a 2.0% increase in sales.

Income from operations increased by $3.8 million, or 58.1%, when compared to the prior year quarter. Operating income was higher because of the Standex Electronics Japan acquisition, leverage from sales mix and organic sales growth combined with operating cost savings initiatives.

Looking forward, we are optimistic regarding the prospects for continued growth in all regions.  We have a strong funnel of new business opportunities and backlog.  However, two of our key customers were impacted by Hurricane Maria which could negatively impact North American sales.  We expect to realize further synergies related to our Standex Electronics Japan acquisition.

Hydraulics Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2017	2016	Change
Net sales	$ 11,403	$ 10,847	5.1%
Income from operations	1,851	2,129	(13.1)%
Operating income margin	16.2%	19.6%

Net sales increased $0.6 million, or 5.1%, when compared to the prior year quarter. The increase in revenue during the quarter was primarily driven by strong sales to both the refuse and dump trailer markets. Aftermarket sales were also strong. Looking forward, we are optimistic about continued growth as our backlog is up 52.4% and our end markets remain strong.

Income from operations decreased $0.3 million, or 13.1%, when compared to the prior year quarter. This decrease is primarily due to product mix and higher than expected raw material costs.

Corporate and Other

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2017	2016	Change
Income (loss) from operations:
Corporate	$ (6,943)	$ (6,820)	1.8%
Acquisition-related costs	(1,005)	-	100%
Restructuring	(3,004)	(394)	662.4%

Corporate expenses in the first quarter of fiscal year 2018 increased by $0.1 million, or 1.8%, when compared to the prior year quarter.

During the first quarter of fiscal year 2018, we incurred restructuring expenses of $3.0 million primarily related to four restructuring programs that are intended to improve profitability, streamline production and enhance capacity to support future growth:  (1) the realignment of management functions at the Food Service Equipment Group level;  (2) headcount reduction and plant realignment with regard to the standard products businesses within Food Service Equipment; (3) the exit of an unprofitable Engraving business in Brazil;  and (4) the finalization of the manufacturing footprint consolidation within our Enginetics business in the Engineering Technology segment.  We expect to incur additional restructuring costs between $5.0 million and $6.0 million throughout the remainder of fiscal year 2018.

Discontinued Operations

In pursuing our business strategy, we have divested certain businesses and recorded activities of these businesses as discontinued operations.  The amounts impacting the three months ended September 30, 2017 are immaterial to our condensed consolidated results.

Liquidity and Capital Resources

At September 30, 2017, our total cash balance was $75.3 million, of which $64.9 million was held by foreign subsidiaries. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.  Our current plans are not expected to require a repatriation of cash to fund our U.S. operations and as a result, we intend to indefinitely reinvest our foreign earnings to fund our overseas growth.  If the undistributed earnings of our foreign subsidiaries are needed for operations in the United States we would be required to accrue and pay U.S. taxes upon repatriation.

Net cash used by continuing operating activities for the three months ended September 30, 2017, was $5.5 million compared to net cash provided by operating activities of $1.4 million in the prior year. During the quarter, we generated $22.5 million from income statement activities and used $25.0 million of cash to fund working capital increases.  Cash flow used in investing activities for the three months ended September 30, 2017, was $17.1 million and consisted primarily of cash used for capital expenditures of $8.9 million, $10.1 million for the Piazza Rosa acquisition, which was partially offset by $2.2 million from proceeds of life insurance. Cash inflows provided by financing activities for the three months ended September 30, 2017 were $8.0 million and included net borrowings of $10.2 million, cash paid for dividends of $2.0 million and other stock based activity, including stock repurchases, of $1.3 million.

The Company Amended its Credit Agreement (“Credit Facility”, or “facility”) in December 2014.  This five-year Credit Facility has a borrowing limit of $400 million, which can be increased by an amount of up to $100 million, in accordance with specified conditions.  The facility also includes a $10 million sublimit for swing line loans and a $30 million sublimit for letters of credit.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of September 30, 2017, the Company has used $8.9 million against the letter of credit sub-facility and had the ability to borrow $176.9 million under the facility based on our current trailing twelve month EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 3.0:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to $7.5 million, and unlimited non-cash charges including gains or losses on sale of property and goodwill adjustments.  At September 30, 2017, the Company’s Interest Coverage Ratio was 17.13:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  At September 30, 2017, the Company’s Leverage Ratio was 1.92:1.

As of September 30, 2017, we had borrowings under our facility of $205.5 million and the effective rate of interest for outstanding borrowings under the facility was 2.47%.  Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect 2018 capital spending to be between $31.0 and $32.0 million which includes amounts not spent in 2017 and includes $2.4 million for our recent acquisition in Italy.  We also expect that depreciation and amortization expense will be between $19.0 and $20.0 million and $8.0 and $9.0 million, respectively.

In order to manage our interest rate exposure, we are party to $100.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.60%.

The following table sets forth our capitalization at September 30, 2017 and June 30, 2017:

(In thousands)	September 30, 2017	June 30, 2017
Long-term debt	$205,896	$191,976
Less cash and cash equivalents	75,270	88,566
Net debt (cash)	130,626	103,410
Stockholders' equity	426,424	408,664
Total capitalization	$557,050	$512,074

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $196.3 million at September 30, 2017, as compared to $195.3 million at the most recent measurement date, which occurred as of June 30, 2017. The next measurement date to determine plan assets and benefit obligations will be on June 30, 2018.

At September 30, 2017, we do not expect to make mandatory contributions to the plan until 2019.  The Company expects to pay $1.4 million in contributions to its defined benefit plans during fiscal 2018.  Contributions of $0.3 million were made during the three months ended September 30, 2017 compared to $0.2 million during the three months ended September 30, 2016.  We expect to pay $1.4 million in prescribed contributions to our U.K. defined benefit plan and other unfunded defined benefit plans in both the U.S. and Europe during fiscal year 2018.  The Company also expects to make contributions during the current fiscal year of $0.2 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively.  Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for five retired executives.  Current executives and new hires are not eligible for this program.  At September 30, 2017, the underlying policies had a cash surrender value of $16.8 million and are reported net of loans of $8.4 million for which we have the legal right of offset, these amounts are reported net on our balance sheet.

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

Seasonality – We are a diversified business with generally low levels of seasonality, however our fiscal third quarter typically has a comparatively lower level of sales and profitability.

Employee Relations – The Company has labor agreements with several union locals in the United States and several European employees belong to European trade unions.  There were two union contracts in the U.S. that expired during fiscal year 2017, both of which have been successfully negotiated.

Critical Accounting Policies

The condensed consolidated financial statements include the accounts of Standex International Corporation and all of its subsidiaries.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements. Although we believe that materially different amounts would not be reported due to the accounting policies adopted, the application of certain accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  Our Annual Report on Form 10-K for the year ended June 30, 2017 lists a number of accounting policies which we believe to be the most critical.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  Our overall transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  In the three months ended September 30, 2017, net sales to external customers not transacted in functional currency totals 3.7% of our consolidated sales.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend payments, loan payments, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At September 30, 2017, the fair value, in the aggregate, of the Company’s open foreign exchange contracts was a liability of $2.3 million.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at September 30, 2017, would not result in a material change in our operations, financial position, or cash flows.  We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we will use interest rate swap agreements to modify our exposure to interest rate movements.  The Company’s currently effective swap agreements convert our base borrowing rate on $100.0 million of debt due under our Credit Agreement from a variable rate equal to LIBOR to a weighted average rate of 1.60% at September 30, 2017.

The Company’s effective rate on variable-rate borrowings, including the impact of interest rate swaps, under the revolving credit agreement increased from 2.41% at June 30, 2017 to 2.47% at September 30, 2017.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of September 30, 2017, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition.  As discussed in Note 2 to the consolidated financial statements contained in this Report, the Company acquired all of the outstanding stock of the Piazza Rosa Group, Horizon Scientific, Inc., and Standex Electronics Japan in 2017.  These acquisitions represent approximately 10.7% of the Company's consolidated revenue for the three months ended September 30, 2017, and approximately 16.1% of the Company's consolidated assets at September 30, 2017.  Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2017 excludes any evaluation of the internal control over financial reporting of the Piazza Rosa Group, Horizon Scientific, Inc., or Standex Electronics Japan.

There was no change in the Company's internal control over financial reporting during the quarterly period ended September 30, 2017 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended September 30, 2017
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 - July 31, 2017	-	$ -	-	$ 89,759,320

August 1 - August 31, 2017	965	$ 92.78	965	89,669,786

September 1 - September 30, 2017	12,496	$ 95.02	12,496	88,482,467

Total	13,461	$ 94.86	13,461	$ 88,482,467

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

ITEM 6.  EXHIBITS

(a)Exhibits

31.1Principal Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2Principal Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101The following materials from this Quarterly Report on Form 10-Q, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

ALL OTHER ITEMS ARE INAPPLICABLE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDEX INTERNATIONAL CORPORATION

Date:	November 1, 2017	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	November 1, 2017	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer/Assistant Treasurer