Form 10-Q
period 2017-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 2018-01-30
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]     NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES [X]     NO [  ]

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

The number of shares of Registrant's Common Stock outstanding on January 24, 2018 was 12,829,489.

STANDEX INTERNATIONAL CORPORATION

INDEX

Page No.

PART I.FINANCIAL INFORMATION:

Item 1.

Condensed Consolidated Balance Sheets as of

December 31, 2017 (unaudited) and June 30, 20172

Condensed Consolidated Statements of Operations for the

Three and Six Months Ended December 31, 2017 and 2016 (unaudited)3

Condensed Consolidated Statements of Comprehensive Income for the

Three and Six Months Ended December 31, 2017 and 2016 (unaudited)4

Condensed Consolidated Statements of Cash Flows for the

Six Months Ended December 31, 2017 and 2016 (unaudited)5

Notes to Unaudited Condensed Consolidated Financial Statements6

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations 23

Item 3.

Quantitative and Qualitative Disclosures about Market Risk 35

Item 4.

Controls and Procedures 36

PART II.OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds 36

Item 6.

Exhibits37

PART I. FINANCIAL INFORMATION
ITEM 1

STANDEX INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets

(In thousands, except per share data)	December 31, 2017 (unaudited)	June 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$109,389	$88,566
Accounts receivable, net of reserve for doubtful accounts of	131,584	127,060
$2,946 and $2,406 at December 31, 2017 and June 30, 2017
Inventories	130,715	119,401
Prepaid expenses and other current assets	9,604	8,397
Income taxes receivable	1,012	2,469
Deferred tax asset	-	14,991
Total current assets	382,304	360,884
Property, plant, and equipment, net	144,610	133,160
Intangible assets, net	102,216	102,503
Goodwill	249,685	242,690
Deferred tax asset	10,699	1,135
Other non-current assets	27,156	27,304
Total non-current assets	534,366	506,792
Total assets	$916,670	$867,676

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$93,049	$96,487
Accrued liabilities	63,985	58,694
Income taxes payable	6,685	4,783
Total current liabilities	163,719	159,964
Long-term debt	216,157	191,976
Accrued pension and other non-current liabilities	115,862	107,072
Total non-current liabilities	332,019	299,048
Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000
shares authorized, 27,984,278 issued, 12,709,238 and
12,662,661 outstanding at December 31, 2017 and June 30, 2017	41,976	41,976
Additional paid-in capital	59,016	56,783
Retained earnings	723,435	716,605
Accumulated other comprehensive loss	(112,075)	(115,938)
Treasury shares: 15,275,040 shares at December 31, 2017
and 15,321,617 shares at June 30, 2017	(291,420)	(290,762)
Total stockholders' equity	420,932	408,664
Total liabilities and stockholders' equity	$916,670	$867,676

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2017	2016	2017	2016
Net sales	$209,751	$173,854	$424,130	$353,454
Cost of sales	138,225	116,960	278,423	234,784
Gross profit	71,526	56,894	145,707	118,670
Selling, general, and administrative expenses	50,679	40,493	100,705	82,105
Acquisition related costs	703	1,503	1,708	1,503
Restructuring costs	1,966	1,664	4,970	2,058
Total operating expenses	53,348	43,660	107,383	85,666
Income from operations	18,178	13,234	38,324	33,004
Interest expense	(1,793)	(850)	(3,514)	(1,547)
Other non-operating income, net	453	332	1,057	766
Income from continuing operations before income taxes	16,838	12,716	35,867	32,223
Provision for income taxes	19,642	2,274	24,672	7,437
Net income (loss) from continuing operations	(2,804)	10,442	11,195	24,786
Income (loss) from discontinued operations, net of income taxes	(3)	6	(2)	(44)
Net income (loss)	$(2,807)	$10,448	$11,193	$24,742

Basic earnings per share:
Continuing operations	$(0.22)	$0.82	$0.88	$1.96
Discontinued operations	-	-	-	-
Total	$(0.22)	$0.82	$0.88	$1.96
Diluted earnings per share:
Continuing operations	$(0.22)	$0.82	$0.88	$1.94
Discontinued operations	-	-	-	-
Total	$(0.22)	$0.82	$0.88	$1.94

Cash dividends per share	$0.18	$0.16	$0.34	$0.30

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2017	2016	2017	2016
Net income (loss)	$(2,807)	$10,448	$11,193	$24,742
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$(88)	$516	$(338)	$631
Amortization of unrecognized costs	1,370	1,427	2,736	2,867
Derivative instruments:
Change in unrealized gains (losses)	(2,351)	493	(1,577)	554
Amortization of unrealized gains and into interest expense	913	83	1,064	304
Foreign currency translation gains (losses)	(956)	(10,441)	2,455	(11,607)
Other comprehensive income (loss) before tax	$(1,112)	$(7,922)	$4,340	$(7,251)

Income tax provision (benefit):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$425	$(224)	$477	$(134)
Amortization of unrecognized costs	(327)	(502)	(805)	(1,008)
Derivative instruments:
Change in unrealized gains and (losses)	5	(188)	(104)	(211)
Amortization of unrealized gains and (losses) into interest expense	(8)	(32)	(44)	(116)
Income tax provision (benefit) to other comprehensive income (loss)	$95	$(946)	$(476)	$(1,469)

Other comprehensive gain (loss), net of tax	(1,017)	(8,868)	3,864	(8,720)
Comprehensive income (loss)	$(3,824)	$1,580	$15,057	$16,022

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	December 31,
(In thousands)	2017	2016
Cash flows from operating activities
Net income	$11,193	$24,742
Income from discontinued operations	2	44
Income from continuing operations	11,195	24,786
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,052	9,044
Stock-based compensation	2,877	2,843
Non-cash portion of restructuring charge	664	42
Contributions to defined benefit plans	(530)	(624)
Net changes in operating assets and liabilities	(2,592)	(15,248)
Net cash provided by operating activities - continuing operations	25,666	20,843
Net cash (used in) operating activities - discontinued operations	(45)	(227)
Net cash provided by operating activities	25,621	20,616
Cash flows from investing activities
Expenditures for property, plant, and equipment	(15,683)	(13,029)
Expenditures for acquisitions, net of cash acquired	(10,397)	(24,660)
Proceeds from life insurance policies	2,217	24
Other investing activity	1,093	652
Net cash (used in) investing activities	(22,770)	(37,013)
Cash flows from financing activities
Borrowings on revolving credit facility	108,500	73,000
Payments of revolving credit facility	(87,288)	(41,000)
Activity under share-based payment plans	622	618
Purchases of treasury stock	(1,924)	(6,905)
Cash dividends paid	(4,312)	(3,798)
Net cash provided by financing activities	15,598	21,915
Effect of exchange rate changes on cash and cash equivalents	2,374	(6,205)
Net change in cash and cash equivalents	20,823	(687)
Cash and cash equivalents at beginning of year	88,566	121,988
Cash and cash equivalents at end of period	$109,389	$121,301

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$2,951	$1,272
Income taxes, net of refunds	$8,077	$9,207

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and six months ended December 31, 2017 and 2016, the cash flows for the six months ended December 31, 2017 and 2016 and the financial position of Standex International Corporation (“Standex”, the “Company”, “we”, “us”, or “our”), at December 31, 2017.  The interim results are not necessarily indicative of results for a full year.  The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2017.  The condensed consolidated balance sheet at June 30, 2017 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2017.  Certain prior period amounts have been reclassified to conform to the current period presentation.  Unless otherwise noted, references to years are to the Company’s fiscal years.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was passed which resulted in the Company recording provisional estimates related to foreign earnings and changes in the revaluation of deferred taxes in our consolidated financial statements.  Other changes implemented by the Act will not impact the Company until the fiscal year ending June 30, 2019.  There have been no other significant changes in our reported financial position, results of operations, cash flows or to our critical accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 that have had a significant impact on our consolidated financial statements or notes herein.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  We evaluated subsequent events through the date and time our unaudited condensed consolidated financial statements were issued.

During the fourth quarter of fiscal 2017, we adopted Accounting Standards Update (ASU) 2016-09 requiring the recognition of excess tax benefits as a component of income tax expense which were historically recognized in equity. As required, the fiscal results for the three and six months ended December 31, 2016 have been recast to include a tax benefit of $0.2 million and $0.6 million, respectively.  In addition, the ASU requires a prospective update to the treasury method of calculating weighted average diluted shares outstanding resulting in the inclusion of additional shares in our diluted EPS calculation for the three and six months ended December 31, 2016.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounts Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers. This update amends the current guidance on revenue recognition related to contracts with customers. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In early 2016, the FASB issued additional updates: ASU No. 2016-10, 2016-11 and 2016-12. These updates provide further guidance and clarification on specific items within the previously issued update. The Company anticipates it will adopt Topic 606 under the modified retrospective method and will only apply this method to contracts that are not completed as of the date of adoption. Application of this method will result in a cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings at the date of initial application for any open contracts as of the adoption date.

The Company has established a global steering committee with a project plan to analyze the impact of this standard. The assessment phase of the project plan is on-going and includes identifying the various revenue streams, initiating contract reviews and reviewing current accounting policies and practices to identify potential differences that would result from the application of the standard. This assessment includes (1) utilizing questionnaires to assist with the identification of revenue streams, (2) performing sample contract analyses for each revenue stream identified, (3) assessing the noted differences in recognition and measurement that may result from adopting this new standard, (4) performing detailed analyses of contracts with larger customers, and (5) developing plans to test transactions for consistency with contract provisions that affect revenue recognition.  The committee is currently analyzing the impact of the standard on its contract portfolio by reviewing a sample of its contracts to identify potential differences that would result from applying the requirements of the new standard. The committee also continues to analyze the impact of requirements for combining contracts, performance obligations, and variable consideration. The global steering committee is apprising both management and the audit committee of project status on a recurring basis.  Following the completion of the assessment phase, the Company will initiate efforts to redesign impacted processes, policies, controls and disclosures, as necessary.  The Company has not yet finalized its assessment of the impact of Topic 606, but expects to adopt this standard, as required, for the Company’s interim and annual reporting periods beginning July 1, 2018. The Company does not expect to early adopt.

In November 2015, the FASB issued ASU Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, as part of its simplification initiatives. This update requires deferred tax liabilities and assets to be classified as non-current on the consolidated condensed balance sheet for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted.  An entity can elect adoption prospectively or retrospectively to all periods presented.  We have adopted ASU 2015-17 prospectively.  As a result, we have presented all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of December 31, 2017, but have not reclassified current deferred assets and liabilities on our consolidated balance sheet as of June 30, 2017.  There was no impact on our results of operations as a result of the adoption of ASU 2015-17.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. While we are continuing to assess the effect of the adoption, we currently believe the most significant potential changes relate to (i) recognition of right-of-use assets and lease liabilities on our balance sheet for equipment and real estate operating leases, and (ii) the derecognition of existing assets and liabilities for certain sale-leaseback transactions that currently do not qualify for sale accounting.   The Company anticipates the adoption will have a material impact on the Company’s consolidated financial statements due to the materiality of the underlying leases subject to the new guidance, however are unable to quantify that effect until our analysis is complete.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815); Targeting Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and to make certain targeted improvements to simplify the application of hedge accounting guidance.  The new guidance requires additional disclosures including cumulative basis adjustments for fair value hedges and the effect of hedging on individual income statement line items.  This guidance is effective for fiscal years beginning after December 15, 2018 (fiscal 2020 for the Company), and interim periods within those fiscal years.  The amendment is to be applied prospectively.  The Company is in the preliminary stages of assessing the potential impact of the adoption of ASU 2017-12 on our consolidated financial statements.

2.  ACQUISITIONS

The Company’s recent acquisitions are strategically significant to the future growth prospects of the Company.  At the time of the acquisition and December 31, 2017, the Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

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

Intangible assets of $4.1 million were preliminarily recorded, consisting of $2.3 million of customer relationships to be amortized over a period of eight years, $1.6 million for trademarks, and $0.2 million of other intangibles assets.  Since the preliminary valuation, the Company adjusted goodwill by $1.2 million primarily as a result of identification of other identifiable assets.  The goodwill of $5.1 million created by the transaction is not deductible for income tax purposes.

The components of the fair value of the Piazza Rosa Group acquisition, including the preliminary allocation of the purchase price at December 31, 2017, are as follows (in thousands):

	Preliminary Allocation	Adjustments	Adjusted Allocation
	September 30, 2017		December 31, 2017
Fair value of business combination:
Cash payments	$12,889	$-	$12,889
Less: cash paid to satisfy acquired debt	(2,833)	-	(2,833)
Total	$10,056	$-	$10,056
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$2,678	$1,176	$3,854
Inventories	637	(2)	635
Property, plant, and equipment	5,005	-	5,005
Identifiable intangible assets	4,087	(1)	4,086
Goodwill	6,218	(1,155)	5,063
Liabilities assumed	(7,387)	-	(7,387)
Deferred taxes	(1,182)	(18)	(1,200)
Total	$10,056	$-	$10,056

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

Intangible assets of $51.4 million were preliminarily recorded, consisting of $47.8 million of developed technology to be amortized over a period of 10-20 years, $3.4 million of customer relationships to be amortized over a period of fifteen years, and $0.2 million of product order backlog which was amortized during fiscal year 2017.  Since the preliminary valuation, the Company adjusted goodwill by $3.2 million as a result of tax adjustments, a pension adjustment of $1.9 million and purchase accounting changes including a decrease in the fair value of developed technology and customer relationships of $2.3 million and $0.2 million, respectively, and an additional $0.1 million of product order backlog which was amortized during fiscal year 2017.  The goodwill of $79.2 million created by the transaction is not deductible for income tax purposes.

The components of the fair value of the Standex Electronics Japan acquisition, including the allocation of the purchase price at December 31, 2017, are as follows (in thousands):

	Preliminary Allocation	Adjustments	Adjusted Allocation
	March 31, 2017		December 31, 2017
Fair value of business combination:
Cash payments	$137,676	$-	$137,676
Less: cash acquired	(8,521)	-	(8,521)
Total	$129,155	$-	$129,155
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$12,497	$(2,158)	$10,339
Inventories	7,387	816	8,203
Property, plant, and equipment	12,703	5,750	18,453
Identifiable intangible assets	53,800	(2,400)	51,400
Goodwill	75,985	3,202	79,187
Liabilities assumed	(10,811)	(8,468)	(19,279)
Deferred taxes	(22,406)	3,258	(19,148)
Total	$129,155	$-	$129,155

The initial allocation of the purchase price is based upon a preliminary valuation, and accordingly, our estimates and assumptions are subject to change as we obtain additional information during the measurement period.

The following table reflects the unaudited pro forma operating results of the Company for the three and six months ended December 31, 2017 and 2016, which give effect to the acquisition of Standex Electronics Japan as if it had occurred at the beginning of each period presented. The pro forma information combines the historical financial results of the Company and Standex Electronics Japan, adjusted for changes in foreign exchange rates. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective at the beginning of each period, nor are they intended to be indicative of results that may occur in the future. The pro forma information does not include the effects of any synergies related to the Standex Electronics Japan acquisition, transactions between the entities prior to acquisition, or the pre-acquisition impact of other businesses acquired by the Company during this period as they were not material to the Company’s historical results of operations.

	(Unaudited Pro Forma)		(Unaudited Pro Forma)
	Three Months ended December 31,		Six Months Ended December 31,
In thousands	2017	2016	2017	2016
Net Sales	$209,751	$189,796	$424,130	$387,060
Net Income	$(2,804)	$12,217	$11,020	$27,134

Earnings per share:
Basic	$(0.22)	$0.97	$0.87	$2.14
Diluted	$(0.22)	$0.96	$0.86	$2.12

Pro forma earnings during six months ended December 31, 2017 were adjusted to exclude tax-affected acquisition-related costs incurred during the first quarter of $0.2 million.

Pro forma earnings during the three months ended December 31, 2016 were adjusted to include tax-affected expense of $0.7 million for amortization of intangible assets recognized at fair value, depreciation expense of $0.3 million for the fair value adjustment of the acquired fixed assets, $0.4 million of interest expense associated with incremental borrowings under the Company’s Credit Facility and $0.2 million of acquisition-related costs.

Pro forma earnings during the six months ended December 31, 2016 were adjusted to include tax-affected expense of $1.4 million for amortization of intangible assets recognized at fair value, depreciation expense of $0.6 million for the fair value adjustment of the acquired fixed assets, $0.7 million of interest expense associated with incremental borrowings under the Company’s Credit Facility and $0.2 million of acquisition-related costs.

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

The Company paid $25.0 million in cash, net of cash acquired, for 100% of the outstanding stock of Horizon Scientific. The purchase price was subject to cash and net working capital adjustments of $0.3 million which was paid during the first quarter of fiscal year 2018 along with deferred compensation of up to $8.4 million. The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values on the closing date.

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

The components of the fair value of the Horizon Scientific acquisition, including the allocation of the purchase price, are as follows (in thousands):

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

Deferred compensation costs relate to payments due to the Horizon Scientific seller of $2.8 million on the second anniversary and $5.6 million on the third anniversary of the closing date of the purchase.  For the three and six months ended December 31, 2017, we recorded deferred compensation costs for estimated deferred compensation earned by the Horizon Scientific seller to date of $0.7 million and $1.4 million, respectively. The payments are contingent on the seller remaining an employee of the Company with limited exceptions at each anniversary date.

Acquisition related expenses consist of miscellaneous professional service fees and expenses for our recent acquisitions.

The components of acquisition-related costs are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Deferred compensation arrangements	$703	$703	$1,405	$703
Acquisition-related costs	-	800	303	800
Total	$703	$1,503	$1,708	$1,503

3) Fair Value Measurements

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

There were no transfers of assets or liabilities between any levels of the fair value measurement hierarchy at December 31, 2017 and June 30, 2017. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

Items presented at fair value at December 31, 2017 and June 30, 2017 consisted of the following (in thousands):

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,398	$2,398	$-	$-
Foreign exchange contracts	1,108	-	1,108	-
Interest rate swaps	469	-	469	-

Liabilities
Foreign exchange contracts	$6,235	$-	$6,235	$-
Interest rate swaps	13	-	13	-
Contingent acquisition payments (a)	3,513	-	-	3,513

	June 30, 2017
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,397	$2,397	$-	$-
Foreign exchange contracts	399	-	399	-
Interest rate swaps	3,777	-	3,777	-

Liabilities
Foreign exchange contracts	$3,232	$-	$3,232	$-
Interest rate swaps	3,958	-	3,958	-
Contingent acquisition payments (a)	2,108	-	-	2,108

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

Contingent acquisition payment liabilities are scheduled to be paid in periods through fiscal year 2020. As of December 31, 2017, we could be required to pay up to $8.4 million for contingent consideration arrangements if specific criteria are achieved. We have determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments was based on several factors, the most significant of which are continued employment of the seller and the risk-adjusted discount rate for the fair value measurement.  As of December 31, 2017, neither the amount recognized for the contingent consideration arrangement, nor the range of outcomes or the assumptions used to develop the estimate had changed.

4)Inventories

Inventories are comprised of the following (in thousands):

	December 31, 2017	June 30, 2017
Raw materials	$59,175	$53,313
Work in process	35,093	28,110
Finished goods	36,447	37,978
Total	$130,715	$119,401

Distribution costs associated with the sale of inventory, which are recorded as a component of selling, general and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations, were $5.5 million and $11.5 million for the three and six months ended December 31, 2017, respectively and $4.6 million and $9.6 million for the three and six months ended December 31, 2016, respectively.

5)Goodwill

Changes to goodwill during the period ended December 31, 2017 were as follows (in thousands):

	June 30, 2017	Acquisitions	Translation Adjustment	December 31, 2017
Food Service Equipment	$63,464	$-	$-	$63,464
Engraving	20,000	5,063	286	25,349
Engineering Technologies	44,120	-	342	44,462
Electronics	112,047	286	1,018	113,351
Hydraulics	3,059	-	-	3,059
Total	$242,690	$5,349	$1,647	$249,685

6)Intangible Assets

Intangible assets consist of the following (in thousands):

		Tradenames
	Customer Relationships	(Indefinite-lived)	Developed Technology	Other	Total
December 31, 2017
Cost	$67,095	$20,515	$47,426	$4,908	$139,944
Accumulated amortization	(31,450)	-	(2,776)	(3,502)	(37,728)
Balance, December 31, 2017	$35,645	$20,515	$44,650	$1,406	$102,216

June 30, 2017
Cost	$64,247	$18,715	$47,586	$4,503	$135,051
Accumulated amortization	(28,764)	-	(826)	(2,958)	(32,548)
Balance, June 30, 2017	$35,483	$18,715	$46,760	$1,545	$102,503

Amortization expense for the three months ended December 31, 2017 and 2016 was $2.3 million and $1.1 million, respectively.  Amortization expense for the six months ended December 31, 2017 and 2016 was $4.5 million and $2.0 million, respectively.  At December 31, 2017, amortization expense of current intangible assets is estimated to be $4.6 million for the remainder of fiscal year 2018, $9.0 million in 2019, $8.4 million in 2020, $7.9 million in 2021, $7.4 million in 2022 and $44.4 million thereafter.

7)Warranties

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

The changes in warranty reserve, which are recorded as a component of accrued liabilities, as of December 31, 2017 and year ended June 30, 2017 were as follows (in thousands):

	December 31, 2017	June 30, 2017
Balance at beginning of year	$9,243	$9,085
Acquisitions and other	8	301
Warranty expense	4,775	9,203
Warranty claims	(4,709)	(9,346)
Balance at end of period	$9,317	$9,243

8)Debt

Long-term debt is comprised of the following (in thousands):

	December 31, 2017	June 30, 2017
Bank credit agreements	$216,500	$192,500
Other	-	6
Total funded debt	216,500	192,506
Issuance Cost	(343)	(530)
Total long-term debt	$216,157	$191,976

The Company’s debt payments are due as follows (in thousands):

Fiscal Year	December 31, 2017
2018	$-
2019	-
2020	216,500
2021	-
2022	-
Thereafter	-
Total Debt	216,500
Issuance cost	(343)
Debt net of issuance cost	$216,157

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

At December 31, 2017, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $8.9 million and had the ability to borrow $172.0 million under the facility.  At December 31, 2017, the carrying value of the current borrowings under the facility approximates fair value.

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

The Company’s effective swap agreements convert the base borrowing rate on $75 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 1.74% at December 31, 2017.  The fair value of the swaps, recognized in accrued expenses and in other comprehensive income, is as follows (in thousands, except percentages):

Effective Date	Notional Amount	Fixed Interest Rate	Maturity	December 31, 2017	June 30, 2017
December 19, 2014	20,000	1.18%	December 19, 2017	$-	$8
December 19, 2014	5,000	1.20%	December 19, 2017	-	1
December 18, 2015	15,000	1.46%	December 19, 2018	43	(1)
December 19, 2015	10,000	2.01%	December 19, 2019	(13)	(106)
May 24, 2017	25,000	1.88%	April 24, 2022	231	(60)
May 24, 2017	25,000	1.67%	May 24, 2020	195	(23)
				$456	$(181)

The Company reported no losses for the three and six months ended December 31, 2017, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as collections from customers and loan payments between subsidiaries.  The Company enters into such contracts for hedging purposes only.  The Company has designated certain of these currency contracts as hedges, and changes in the fair value of these contracts are recognized in other comprehensive income until the hedged items are recognized in earnings.  Hedge ineffectiveness, if any, associated with these contracts will be reported in net income.  At December 31, 2017 and June 30, 2017, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized gain (losses) of $(5.1) million and $(2.8) million, respectively, which approximate the unrealized gains and losses on the related loans.  The contracts have maturity dates ranging from 2018-2023, which correspond to the related intercompany loans.  The notional amounts of the Company’s forward contracts, by currency, are as follows:

Currency	December 31, 2017	June 30, 2017
USD	69,000	73,000
Euro	21,312	21,335
Pound Sterling	6,750	6,962
Peso	54,000	54,000
Canadian	20,600	20,600

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

Asset Derivatives
	December 31, 2017		June 30, 2017
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Other Assets	$469	Other Assets	$-
Foreign exchange contracts	Other Assets	1,108	Other Assets	-
		$1,577		$-

	Liability Derivatives
	December 31, 2017		June 30, 2017
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	$13	Accrued Liabilities	$181
Foreign exchange contracts	Accrued Liabilities	6,235	Accrued Liabilities	2,833
		$6,248		$3,014

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Interest rate swaps	$131	$465	$417	$628
Foreign exchange contracts	(2,482)	28	(1,994)	(74)
	$(2,351)	$493	$(1,577)	$554

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to Net Income for the periods ended (in thousands):

Details about Accumulated					Affected line item
Other Comprehensive	Three Months Ended		Six Months Ended		in the Unaudited
Income (Loss) Components	December 31,		December 31,		Condensed Statements
	2017	2016	2017	2016	of Operations
Interest rate swaps	$913	$110	$1,064	$229	Interest expense
Foreign exchange contracts	-	(27)	-	75	Cost of Sales
	$913	$83	$1,064	$304

10)Retirement Benefits

The Company has defined benefit pension plans covering certain current and former employees both inside and outside of the U.S.  The Company’s pension plan for U.S. employees is frozen for substantially all participants and has been replaced with a defined contribution benefit plan.

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three and six months ended December 31, 2017 and 2016 consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Service cost	$1	$1	$9	$9
Interest cost	2,520	2,613	259	250
Expected return on plan assets	(3,354)	(3,440)	(235)	(282)
Recognized net actuarial loss	1,145	1,190	234	249
Amortization of prior service cost	-	-	(9)	(12)
Net periodic benefit cost	$312	$364	$258	$214

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Service cost	$2	$2	$18	$19
Interest cost	5,040	5,226	514	514
Expected return on plan assets	(6,707)	(6,881)	(466)	(579)
Recognized net actuarial loss	2,290	2,381	463	511
Amortization of prior service cost	-	-	(17)	(24)
Net periodic benefit cost	$625	$728	$512	$441

The Company expects to pay $1.4 million in contributions to its defined benefit plans during fiscal 2018.  Contributions of $0.3 million and $0.5 million were made during the three and six months ended December 31, 2017 compared to $0.4 million and $0.6 million during the three and six months ended December 31, 2016, respectively.  Required contributions of $0.8 million will be paid to the Company’s U.K. defined benefit plan during 2018.  The Company also expects to make contributions during the current fiscal year of $0.2 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively.

11)Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act was passed which, among other things, reduces the federal corporate tax rate to 21.0% effective January 1, 2018.  Recent SEC guidance allows for a measurement period approach for the income tax effects of tax reform for which the accounting is incomplete in accordance with Staff Accounting Bulletin No. 118.  The Company requires more time to conduct a complete and accurate assessment of the tax reform.  In addition, further guidance from the Department of Treasury and various state taxing authorities as well as year-end financial data is required before various calculations can be complete.  The accounting for the impact of the Act is incomplete, but the Company is able to provide a provisional estimate for the toll/transition tax on foreign earnings and the change related to the revaluation of our deferred taxes.  These provisional estimates result in the following impact to the second fiscal quarter ended December 31, 2017:

The Company has used a blended federal rate of 28.0% for the fiscal year ending June 30, 2018 in the calculation of the annual effective tax rate before discrete items.  Beginning in fiscal year 2019, we will use a federal rate of 21.0%.

The Company has discretely recorded a charge of approximately $1.2 million to its provision for income taxes due to a revaluation of the Company's estimated deferred tax assets as of December 31, 2017. The Company used an estimate as a result of the blended rate used for the current year.  A change in the estimated current year activity will have an impact on the charge recorded.

The Company has discretely recorded a charge of approximately $13.8 million to its provision for income taxes due to a mandatory deemed repatriation of foreign earnings.  The Company used an estimate because the calculation involves data from a future period (June 30, 2018) and the Company is awaiting further guidance from the tax authorities regarding the technical application of the rules.  Under the Act, the Company is permitted to pay this tax over an eight-year period commencing with the due date of the 2018 tax return.  The Company has not factored in the state impact of this transition tax in the quarter as more time is required to determine how each of the various states will treat this item.

Since these provisions were based on estimates, the Company will continue to measure the impact of these areas and record any changes in subsequent quarters when information and guidance become available.

Other law changes implemented by the Act such as the repeal of the Section 199 manufacturing deduction, changes to the calculation for Section 162(m) executive compensation deduction, interest deduction limitation and Global Intangible Low Taxed Income (GILTI), and others will not have any impact on the Company until the fiscal year ending June 30, 2019.  The Company will continue to monitor guidance regarding these changes for how it will impact the financial statements in later periods.

The Company's effective tax rate from continuing operations for the second quarter of 2018 was 116.7% compared with 17.9% for the prior year quarter. The effective tax rate in 2018 was higher due to approximately $15 million discrete tax charges related to the US tax reform recorded in the period and not in the prior year quarter.

The Company's effective tax rate from continuing operations for the six months ended December 31, 2017 was 68.8% compared with 23.1% for the prior year. The effective tax rate for the year to date was higher due to the same discrete tax reform charges.

12)Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Basic - Average shares outstanding	12,704	12,659	12,689	12,668
Dilutive effect of unvested, restricted stock awards	-	102	89	110
Diluted - Average shares outstanding	12,704	12,761	12,778	12,778

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share.  No options to purchase common stock were excluded as anti-dilutive from the calculation of diluted earnings per share for the three and six months ended December 31, 2017 and 2016, respectively.

Performance stock units of 40,936 and 29,607 for the six months ended December 31, 2017 and 2016, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

13)Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	December 31, 2017	June 30, 2017
Foreign currency translation adjustment	$(22,653)	$(25,107)
Unrealized pension losses, net of tax	(84,576)	(86,646)
Unrealized losses on derivative instruments, net of tax	(4,846)	(4,185)
Total	$(112,075)	$(115,938)

14)Contingencies

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

15)Industry Segment Information

The Company has determined that it has five reportable segments organized around the types of product sold:

•Food Service Equipment – an aggregation of eight operating segments that manufacture and sell commercial food service equipment;

•Engraving – provides mold texturizing, slush molding tools, project management and design services, tool finishing, hygiene product tooling, low observation vents for stealth aircraft, and process machinery for a number of industries;

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

Net sales and income (loss) from continuing operations by segment for the three months ended December 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended December 31,
	Net Sales		Income from Operations
	2017	2016	2017	2016
Segment:
Food Service Equipment	$97,222	$92,200	$7,841	$7,206
Engraving	33,879	25,861	6,796	6,510
Engineering Technologies	21,928	18,549	1,529	1,877
Electronics	46,035	28,497	10,221	6,091
Hydraulics	10,687	8,747	1,496	979
Restructuring costs			(1,966)	(1,664)
Corporate			(7,036)	(6,262)
Acquisition-related costs			(703)	(1,503)
Sub-total	$209,751	$173,854	$18,178	$13,234
Interest expense			(1,793)	(850)
Other non-operating income			453	332
Income from continuing operations before income taxes			$16,838	$12,716

	Six Months Ended December 31,
	Net Sales		Income from Operations
	2017	2016	2017	2016
Segment:
Food Service Equipment	$200,287	$184,852	$18,266	$16,694
Engraving	66,708	52,591	14,216	13,907
Engineering Technologies	42,195	37,269	2,695	3,372
Electronics	92,850	59,148	20,457	12,565
Hydraulics	22,090	19,594	3,348	3,108
Restructuring costs			(4,970)	(2,058)
Acquisition-related costs			(1,708)	(1,503)
Corporate			(13,980)	(13,081)
Sub-total	$424,130	$353,454	$38,324	$33,004
Interest expense			(3,514)	(1,547)
Other non-operating income			1,057	766
Income from continuing operations before income taxes			$35,867	$32,223

Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Income (loss) from operations by segment excludes interest expense and other non-operating income (expense).

The Company’s identifiable assets at December 31, 2017 and June 30, 2017 are as follows (in thousands):

	December 31, 2017	June 30, 2017
Food Service Equipment	$245,688	$243,414
Engraving	150,769	115,664
Engineering Technologies	151,908	150,805
Electronics	290,044	292,776
Hydraulics	24,651	21,405
Corporate & Other	53,610	43,612
Total	$916,670	$867,676

16) Restructuring

The Company has undertaken cost reduction and facility consolidation initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2017			December 31, 2017
Fiscal 2018	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$228	$1,453	$1,681	$1,910	$2,000	$3,910
Prior year initiatives	113	172	285	155	905	1,060
	$341	$1,625	$1,966	$2,065	$2,905	$4,970

	Three Months Ended			Six Months Ended
	December 31, 2016			December 31, 2016
Fiscal 2017	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$1,117	$492	$1,609	$1,146	$828	$1,974
Prior year initiatives	-	55	55	-	84	84
	$1,117	$547	$1,664	$1,146	$912	$2,058

2018 Restructuring Initiatives

The Company continues to focus on our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions, facility closures, and consolidations.  During the six months ended December 31, 2017, we incurred restructuring expenses from 2018 initiatives related to three restructuring programs that are intended to improve profitability, streamline production and enhance capacity to support future growth:  (1) the realignment of management functions at the Food Service Equipment Group level;  (2) headcount reduction and plant realignment with regard to the standard products businesses within Food Service Equipment; and (3) the exit of an unprofitable Engraving business in Brazil.

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2017	$-	$-	$-
Additions and adjustments	2,082	2,002	4,084
Payments	(1,624)	(1,786)	(3,410)
Restructuring liabilities at December 31, 2017	$458	$216	$674

Prior Year Initiatives

The prior year initiatives yet to be completed are primarily the finalization of the manufacturing footprint consolidation within our Enginetics business in the Engineering Technology segment.

Activity in the reserve related to the prior year restructuring initiatives is as follows (in thousands):

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2017	$839	$906	$1,745
Additions and adjustments	155	906	1,061
Payments	(684)	(1,754)	(2,438)
Restructuring liabilities at December 31, 2017	$310	$58	$368

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2017			December 31, 2017
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment	$187	$1,135	$1,322	$748	$1,561	$2,309
Engraving	24	249	273	739	343	1,082
Engineering Technologies	113	156	269	154	880	1,034
Electronics	-	57	57	132	84	216
Corporate	17	28	45	292	37	329
	$341	$1,625	$1,966	$2,065	$2,905	$4,970

	Three Months Ended			Six Months Ended
	December 31, 2016			December 31, 2016
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment	$1,117	$3	$1,120	$1,129	$78	$1,207
Engraving	-	-	-	6	-	6
Engineering Technologies	-	249	249	-	433	433
Electronics	-	272	272	11	370	381
Corporate	-	23	23	-	31	31
	$1,117	$547	$1,664	$1,146	$912	$2,058

We incurred severance and other costs of $2.0 million and $1.7 million associated with these activities during the three months ended December 31, 2017 and 2016, respectively. We incurred severance and other costs of $5.0 million and $2.1 million associated with these activities during the six months ended December 31, 2017 and 2016, respectively.  Restructuring expense is expected to be between $4.0 million and $5.0 million for the remainder of fiscal year 2018.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Quarterly Report on Form 10-Q that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company’s business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired. These factors include, but are not limited to material adverse or unforeseen legal judgments, fines, penalties or settlements, conditions in the financial and banking markets, including fluctuations in exchange rates and the inability to repatriate foreign cash, general and international recessionary economic conditions, including the impact, length and degree of downturns or slow growth conditions on the customers and markets we serve and more specifically conditions in the food service equipment, automotive, construction, aerospace, energy, transportation and general industrial markets, lower-cost competition, the relative mix of products which impact margins and operating efficiencies, both domestic and foreign, in certain of our businesses, the impact of higher raw material and component costs, particularly steel, petroleum based products and refrigeration components, an inability to realize the expected cost savings from restructuring activities, effective completion of plant consolidations, cost reduction efforts, restructuring including procurement savings and productivity enhancements, capital management improvements, strategic capital expenditures, and the implementation of lean enterprise manufacturing techniques, the inability to achieve the savings expected from the sourcing of raw materials from and diversification efforts in emerging markets, the inability to attain expected benefits from strategic alliances or acquisitions and the inability to achieve synergies contemplated by the Company. Other factors that could impact the Company include changes to future pension funding requirements and the impact of recently passed tax reform legislation in the United States. For further information on these and other risk factors, please see the section “Risk Factors” in Company’s Annual Report on Form 10-K.  In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

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

It is our objective to grow larger and more profitable business units through both organic initiatives and acquisitions.  We seek to identify and implement organic growth initiatives such as new product development, geographic expansion, introduction of products and technologies into new markets and applications, key accounts and strategic sales channel partners.  Also, we have a long-term objective to create sizable business platforms by adding strategically aligned or “bolt on” acquisitions to strengthen the individual businesses, create both sales and cost synergies with our core business platforms, and accelerate their growth and margin improvement.  We look to create both sales and cost synergies within our core business platforms, accelerate growth and improve margins.  We have a particular focus on identifying and investing in opportunities that complement our products and will increase the global presence and capabilities of our businesses.  From time to time, we have divested, and likely will continue to divest, businesses that we feel are not strategic or do not meet our growth and return expectations.

As part of our ongoing strategy, we acquired Italy-based Piazza Rosa Group (“Piazza Rosa”).  The privately held company is a leading provider of mold, tool treatment and finishing services for the automotive and consumer products markets. The combination of these competencies with Standex Engraving’s worldwide presence and texturizing capabilities creates a global tool finishing service leader.  The acquisition also opens additional opportunities in the broader surface engineering market.  The Piazza Rosa Group’s results are reported within our Engraving segment.

During our third quarter of fiscal year 2017, we acquired all of the outstanding shares of Oki Sensor Device Corporation from Oki Electric Industry Co., Ltd.  Located in Kofu City, Japan, Oki Sensor Device Corporation is the world’s leading designer and supplier of magnetic reed switches.  Now named Standex Electronics Japan Corporation, (“Standex Electronics Japan”) the acquisition enhances the Company’s access to important Asian markets and enables the Company to offer a world class suite of reed switches and related magnetic solutions while continuing to serve Standex Electronics Japan’s diverse distribution channels.  Standex Electronics Japan’s results are reported within our Electronics segment.

During our second quarter of fiscal year 2017, we acquired Horizon Scientific, Inc., (“Horizon Scientific”) a South Carolina-based supplier of laboratory refrigerators and freezers, as well as cryogenic equipment for the scientific, bio-medical and pharmaceutical markets.  We have included the operating results of Horizon Scientific in our Food Service Equipment segment in our Condensed Consolidated Financial Statements.  Horizon Scientific expands our access to higher-margin refrigeration markets in the growing scientific sector that provides solutions for exacting temperature storage requirements.  Horizon Scientific’s products complement the scientific offerings in our Nor-Lake division.

We create “Customer Intimacy” by utilizing the Standex Growth Disciplines to partner with our customers in order to develop and deliver custom solutions or engineered components.  By partnering with our customers during long-term product development cycles, we become an extension of their development teams.  Through this Partner, Solve, Deliver® methodology, we are able to secure our position as a preferred long-term solution provider for our products and components.  This strategy results in increased sales and operating margins that enhance shareholder returns.

Standex Operational Excellence drives continuous improvement in the efficiency of our businesses, both on the shop floor and in the office environment.  We recognize that our businesses are competing in a global economy that requires us to improve our competitive position.  We have deployed a number of management competencies to drive improvements in the cost structure of our business units including operational excellence through lean enterprise, the use of low cost manufacturing facilities in countries such as Mexico and China, the consolidation of manufacturing facilities to achieve economies of scale and leveraging of fixed infrastructure costs, alternate sourcing to achieve procurement cost reductions, and capital improvements to increase productivity.

The Company’s strong historical cash flow has been a cornerstone for funding our capital allocation strategy.  We use cash flow generated from operations to fund the strategic growth programs described above, including acquisitions and investments for organic growth, investments in capital assets to improve productivity and lower costs and to return cash to our shareholders through payment of dividends and stock buybacks.

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

We believe the discussion of these items provides enhanced information to investors by disclosing their impact on the overall trend which provides a clearer comparative view of the KPI, as applicable.  For discussion of the impact of foreign exchange rates on KPIs, the Company calculates the impact as the difference between the current period KPI calculated at the current period exchange rate as compared to the KPI calculated at the historical exchange rate for the prior period.  For discussion of the impact of acquisitions, we isolate the effect on the KPI amount that would have existed regardless of our acquisition.  Sales resulting from synergies between our acquisitions and existing operations of the Company are considered organic growth for the purposes of our discussion.

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except percentages)	2017	2016	2017	2016
Net sales	$209,751	$173,854	$424,130	$353,454
Gross profit margin	34.1%	32.7%	34.4%	33.6%
Income from operations	18,178	13,234	38,324	33,004

	Three Months Ended	Six Months Ended
(In thousands)	December 31, 2017	December 31, 2017
Net sales, prior year period	$173,854	$353,454
Components of change in sales:
Organic sales change	15,313	25,652
Effect of acquisitions	17,322	40,191
Effect of exchange rates	3,262	4,833
Net sales, current period	$209,751	$424,130

Net sales for the second quarter of 2018 increased $35.9 million, or 20.6%, when compared to the prior year period.  Organic sales increased by $15.3 million, or 8.8%, with each of the five businesses contributing to the overall increase in the quarter.  Acquisitions also contributed 10.0% to the overall growth in the quarter.  Foreign currency was favorable and contributed 1.8% to the sales increase.

Net sales in the six months ended December 31, 2017 increased $70.7 million, or 20.0%, when compared to the prior year.  The increase in net sales was driven by organic growth of $25.7 million, or 7.3%, incremental sales from acquisitions of $40.2 million, or 11.4%, and favorable currency contributions of $4.8 million, or 1.4%.  We discuss our outlook for each segment below.

Gross Profit Margin

Our gross margin for the second quarter of 2018 was 34.1%, compared to the prior year quarter of 32.7%.  Gross margin increased by 1.4% primarily due to sales mix.

Our gross margin in the six months ended December 31, 2017 was 34.4%, compared to the prior year of 33.6%.  Gross margin also increased year to date due to sales mix.

Restructuring Charges

During the second quarter of fiscal year 2018, we incurred restructuring expenses of $2.0 million primarily related to four restructuring programs that are intended to improve profitability, streamline production and enhance capacity to support future growth:  (1) the realignment of management functions at the Food Service Equipment Group level;  (2) headcount reduction and plant realignment with regard to the standard products businesses within Food Service Equipment; (3) the exit of an unprofitable Engraving business in Brazil;  and (4) the finalization of the manufacturing footprint consolidation within our Enginetics business in the Engineering Technology segment.

Restructuring expenses for the six months ended December 31, 2017 were $5.0 million for the on-going initiatives.  We expect to incur additional restructuring costs between $4.0 million and $5.0 million throughout the remainder of fiscal year 2018.

Acquisition Related Expenses

During the second quarter of fiscal year 2018, we incurred acquisition-related expenses of $0.7 million for deferred compensation earned by the Horizon Scientific seller during the quarter.  The payments are contingent on the seller remaining an employee of the Company and are therefore treated as compensation expense.

Acquisition related expenses for the six months ended December 31, 2017 were $1.7 million comprised of $1.4 million for deferred compensation earned by the Horizon Scientific seller during the year, and other acquisition expenses related to Standex Electronics Japan and Piazza Rosa.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) for the second quarter of 2018 were $50.7 million, or 24.2% of sales, compared to $40.5 million, or 23.3% of sales, during the prior year quarter.  SG&A expenses during the quarter were impacted by: i) on-going SG&A expenses related to our recent acquisitions of $4.6 million, ii) an increase in distribution and selling expenses of $1.7 million, iii) and an increase in administrative expenses primarily related to investments to support our recent acquisitions and growth laneways.

SG&A for the six months ended December 31, 2017 were $100.7 million, or 23.7% of sales, compared to $82.1 million, or 23.2% of sales, during the prior year quarter.  SG&A expenses were impacted by:  i) on-going SG&A expenses related to our recent acquisitions of $9.9 million, ii) an increase in distribution and selling expenses of $2.7 million, iii) and an increase in administrative expenses primarily related to investments to support our recent acquisitions and growth laneways.

Income from Operations

Income from operations for the second quarter of 2018 was $18.2 million, compared to $13.2 million during the prior year quarter.  The increase of $4.9 million, or 37.4%, is primarily due to higher sales volume and improved gross margin as a result of our recent acquisitions, lower pre-acquisition expenses and the absence of purchase accounting incurred in prior year, partially offset by increased selling and distribution expenses related to overall increased sales volume.

Income from operations for the six months ended December 31, 2017 was $38.3 million, compared to $33.0 million during the prior year.  The increase of $5.3 million, or 16.1%, is primarily due to higher sales volume, improved gross margin, and a lesser amount of purchase accounting incurred in prior year as a result of our recent acquisitions, partially offset by increased selling and distribution expenses related to increased sales volume.

Interest Expense

Interest expense for the second quarter of 2018 was $1.8 million, compared to $0.9 million during the prior year quarter.  The increase is due to higher borrowings associated with the recent acquisitions in addition to an increase in our effective interest rate of 2.7% as of December 31, 2017, as compared to 1.9% as of December 31, 2016. Interest expense for the six months ended December 31, 2017 and December 31, 2016 were $3.5 million and $1.5 million, respectively.

Income Taxes

The Company's effective tax rate from continuing operations for the second quarter of 2018 was 116.7% compared with 17.9% for the prior year quarter. The effective tax rate in 2018 was higher due to approximately $15 million discrete tax charges related to the US tax reform recorded in the period and not in the prior year quarter.

The Company's effective tax rate from continuing operations for the six months ended December 31, 2017 was 68.8% compared with 23.1% for the prior year. The effective tax rate for the year to date was higher due to discrete tax reform charges.

See Note 1, “Management Statement” and Note 11, “Income Taxes” in the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion on the impact of the Tax Cuts and Jobs Act and Staff Accounting Bulletin No. 118.

Backlog

Backlog includes all active or open orders for goods and services that have a firm fixed customer purchase order with defined delivery dates.  Backlog also includes any future deliveries based on executed customer contracts, so long as such deliveries are based on agreed upon delivery schedules.  Backlog is not generally a significant factor in the Company’s businesses because of our relatively short delivery periods and rapid inventory turnover with the exception of Engineering Technologies.  Due to the nature of long term agreements in the Engineering Technologies group, the timing of orders and delivery dates can vary considerably resulting in significant backlog changes from one period to another.  In general, the majority of net realizable backlog beyond one year comes from the Engineering Technologies Group.

	As of December 31, 2017		As of December 31, 2016
	Total Backlog	Backlog under 1 year	Total Backlog	Backlog under 1 year
Food Service Equipment	$40,221	$35,957	$44,884	$42,143
Engraving	18,195	18,195	14,147	14,061
Engineering Technologies	93,319	66,157	87,609	68,758
Electronics	65,043	54,508	42,148	35,200
Hydraulics	7,477	7,477	3,925	3,925
Total	$224,255	$182,294	$192,713	$164,087

Total backlog realizable under one year increased $18.2 million, or 11.1%, to $182.3 million at December 31, 2017 from $164.1 million at December 31, 2016.

Organic backlog under one year increased $12.1 million, or 7.5%, while acquisitions contributed an additional $7.5 million.

Segment Analysis

Food Service Equipment Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2017	2016	Change	2017	2016	Change
Net sales	$ 97,222	$ 92,200	5.4%	$ 200,287	$ 184,852	8.3%
Income from operations	7,841	7,206	8.8%	18,266	16,694	9.4%
Operating income margin	8.1%	7.8%		9.1%	9.0%

Net sales in the second quarter of fiscal year 2018 increased $5.0 million, or 5.4%, when compared to the prior year quarter.  Organic sales growth of $3.2 million drove 3.5% of the gain, foreign exchange contributed $0.4 million, or 0.4%, while the Horizon Scientific acquisition added $1.4 million, or 1.6%.  Total sales within the Refrigeration Group increased 7.6%, as we saw a return of strength in the chain and after-market sectors along with continued strength in the buying groups.  Cooking Solutions sales decreased 1.3% due to exiting low margin product lines.  Our Specialty Solutions sales increased by 8.7% due to strong volume in both our beverage and merchandising markets.

Net sales in the six months ended December 31, 2017, increased $15.4 million, or 8.3%, when compared to the prior year.  Organic sales are up $5.3 million.  Foreign exchange was favorable by $0.6 million, or 0.3%.  Total sales within the Refrigeration Group increased $15.3 million, or 15.1%, driven by increased sales to the dealer channel, strengthening chain business, and a contribution of $9.5 million from the Horizon acquisition.  Cooking Solutions were down 5.2% due to product rationalization and lower sales to the buying groups. Specialty Solutions sales were up 9.4% due to higher volume in our beverage market with the successful introduction of new products and continued strong merchandising sales.

Income from operations in the second quarter of fiscal 2018 increased by $0.6 million, or 8.8%, when compared to the prior year quarter.  The operating income results were impacted by the absence of purchase accounting expenses in the prior year of $1.1 million.  Segment profitability was negatively impacted in the current quarter due to increased rebate expenses as Refrigeration buying groups achieved higher rebate levels for the 2017 calendar year.  We expect profitability improvements in 2018 due to exiting calendar year low-margin buying group contracts and as the restructuring programs are completed in our standard products plants.

Income from operations in the six months ended December 31, 2017, increased $1.6 million, or 9.4%, when compared to the prior year. The operating income results were impacted by the absence of purchase accounting expenses in the prior year of $1.1 million.  Sales volume increases and exiting low-margin product lines accounted for the remainder of the gain.

Engraving Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2017	2016	Change	2017	2016	Change
Net sales	$ 33,879	$ 25,861	31.0%	$ 66,708	$ 52,591	26.8%
Income from operations	6,796	6,510	4.4%	14,216	13,907	2.2%
Operating income margin	20.1%	25.2%		21.3%	26.4%

Net sales for the second quarter of fiscal year 2018 increased by $8.0 million, or 31.0%, when compared to the prior year quarter. Organic sales increased by $3.1 million, or 12.0%, driven by Mold-Tech sales in all regions. The Piazza Rosa Group acquisition generated $3.4 million, or 13.2%, of additional sales.  Foreign exchange accounted for $1.5 million, or 5.8%.  We expect the new technologies of Architexture, nickel shell and laser to positively impact sales during the balance of the fiscal year.  We also expect to increase revenues as we deploy the Piazza Rosa tool finishing capabilities throughout our global Mold-Tech network.

Net sales for the six months ended December 31, 2017, increased by $14.1 million, or 26.8%, when compared to the prior year.  Organic sales increased by 11.3%, or $6.0 million.  The Piazza Rosa Group acquisition generated $5.9 million, or 11.3%, of additional sales.  Foreign exchange accounted for $2.2 million, or 4.2%.

Income from operations for the second quarter of fiscal year 2018 increased by $0.3 million, or 4.4%, when compared to the prior year quarter. Margin rate was impacted by implementation of growth initiatives as well as integration costs associated with the Piazza Rosa acquisition.

Income for the six months ended December 31, 2017, increased $0.3 million, or 2.2%, when compared to the prior year.  Margin rate was impacted by sales mix along with start-up costs related to new product laneways and integration expenses associated with the Piazza Rosa acquisition.  Purchase accounting expenses of $0.2 million were incurred during the first quarter of 2018.

Engineering Technologies Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2017	2016	Change	2017	2016	Change
Net sales	$ 21,928	$ 18,549	18.2%	$ 42,195	$ 37,269	13.2%
Income from operations	1,529	1,877	(18.6%)	2,695	3,372	(20.1%)
Operating income margin	7.0%	10.1%		6.4%	9.0%

Net sales in the second quarter of fiscal year 2018 increased by $3.4 million, or 18.2%, when compared to the prior year quarter.  Aviation sales increased $3.5 million compared to the prior period primarily due to sales increases of engine components, lipskins, and an aviation development contract milestone.  Our current focus for the second half of the year is to deliver on developmental programs in the space segment and to meet delivery schedules on long-term aviation agreements.

Net sales for the six months ended December 31, 2017, increased by $4.9 million, or 13.2%, when compared to the prior year. Aviation sales increased 31.9% due to increased sales of lipskins, and an aviation development contract milestone.  Space sales were up 5.5% due to an increase in the development programs for the manned sector.

Income from operations in the second quarter of fiscal year 2018 decreased by $0.3 million, or 18.6%, when compared to the prior year quarter. Margins were negatively impacted by large development programs in space and aviation.  Legacy aviation pricing pressures continued to affect margins in the current quarter.

Income from operations for the six months ended December 31, 2017, decreased by $0.7 million, or 20.1%, when compared to the prior year. The decrease in operating income was the result of legacy aviation pricing pressures, manufacturing inefficiencies and by large development programs in space and aviation.

Electronics Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2017	2016	Change	2017	2016	Change
Net sales	$ 46,035	$ 28,497	61.5%	$ 92,850	$ 59,148	57.0%
Income from operations	10,221	6,091	67.8%	20,457	12,565	62.8%
Operating income margin	22.2%	21.4%		22.0%	21.2%

Net sales in the second quarter of fiscal year 2018 increased $17.5 million, or 61.5%, when compared to the prior year quarter.  Organic growth was $3.9 million, or 13.6%, while our Japanese acquisition contributed $12.5 million, or 43.8%. Foreign exchange accounted for $1.2 million, or 4.1%, in sales increases. Sales were higher in all major geographic markets, particularly Europe with improving levels in North America and Asia. New sensor and relay applications continued to drive growth. Growth was strong in the industrial, utilities, distribution, transportation and military aerospace markets.  We anticipate continued growth across most industries due to new business opportunities that have materialized.

Net sales for the six months ended December 31, 2017, increased $33.7 million, or 57.0%, when compared to the prior year.  Organic sales growth was $7.1 million, or 12.1% for the first half when compared to the prior year.  Sales increased $24.8 million, or 41.9%, due to the Standex Electronics Japan acquisition. Foreign exchange increased sales by $1.8 million, or 3.0%. Sales in all major geographic areas were higher, again mostly in the sensor and relay applications.

Income from operations in the second quarter of fiscal year 2018 increased $4.1 million, or 67.8%, when compared to the prior year quarter.  The earnings improvement is due to the higher organic sales as well as the acquisition impact and continued operational cost improvements.

Income from operations for the six months ended December 31, 2017, increased $7.9 million, or 62.8%, when compared to the prior year.  The increase is due to the organic sales margin impact combined with operating cost savings initiatives as well as the acquisition earnings impact.

Hydraulics Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2017	2016	Change	2017	2016	Change
Net sales	$10,687	$ 8,747	22.2%	$22,090	$ 19,594	12.7%
Income from operations	1,496	979	52.8%	3,348	3,108	7.7%
Operating income margin	14.0%	11.2%		15.2%	15.9%

Net sales in the second quarter of fiscal year 2018 increased $1.9 million, or 22.2%, when compared to the prior year quarter. The increase is primarily due to market share gains in the refuse marketplace and the rebound in demand from the North American dump markets driven by strong construction and housing end markets.  As we enter into calendar year 2018, we anticipate demand in our end markets to remain positive due to construction and infrastructure projects.

Net sales for the six months ended December 31, 2017, increased $2.5 million, or 12.7%, when compared to the prior year. The increase is due to market share gains in the refuse marketplace and steady growth in the North American dump markets.

Income from operations in the second quarter of fiscal year 2018 increased $0.5 million, or 52.8%, when compared to the prior year quarter. Strong top line growth was the main contributor to the increase in profitability along with efficiency gains in the Tianjin China factory.

Income from operations for the six months ended December 31, 2017, increased $0.2 million, or 7.7%, when compared to the prior year. The operating income increase was driven by the revenue growth during the first six months, partially offset by material price increases.

Corporate and Other

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2017	2016	Change	2017	2016	Change
Income (loss) from operations:
Corporate	$ (7,036)	$ (6,262)	12.4%	$ (13,980)	$ (13,081)	6.9%
Acquisition-related costs	(703)	(1,503)	(53.2%)	(1,708)	(1,503)	13.6%
Restructuring	(1,966)	(1,664)	18.1%	(4,970)	(2,058)	141.5%

Corporate expenses in the second quarter of fiscal year 2018 increased by $0.8 million, or 12.4%, when compared to the prior year quarter primarily due to increased stock compensation costs and increased expenses for infrastructure to support growth opportunities.

Corporate expenses for the six months ended December 31, 2017, increased by $0.9 million, or 6.9%, when compared to the prior year.  The increase is primarily due to higher incentive compensation expense and increased expenses for infrastructure to support growth opportunities.

The restructuring and acquisition-related costs have been discussed above in the Company Overview.

Liquidity and Capital Resources

At December 31, 2017, our total cash balance was $109.4 million, of which $94.5 million was held by foreign subsidiaries. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Net cash provided by continuing operating activities for the six months ended December 31, 2017, was $25.7 million compared to net cash provided by operating activities of $20.8 million in the prior year. We generated $28.8 million from income statement activities and used $15.1 million of cash to fund working capital increases.  Cash flow used in investing activities for the six months ended December 31, 2017, totaled $22.8 million.  Uses of investing cash consisted primarily of capital expenditures of $15.7 million and $10.4 million for Piazza Rosa and other acquisition activities.  These uses of investing cash were partially offset by $2.2 million from proceeds of life insurance and $1.4 million from the net proceeds of the sale of a building in Cincinnati, Ohio.  We leased back the Cincinnati, Ohio building and as a result of the transaction recorded a $0.7 million deferred gain that will be amortized over the initial operating lease term which expires in May 2019.  Cash inflows provided by financing activities for the six months ended December 31, 2017 were $15.6 million and included net borrowings of $21.2 million, cash paid for dividends of $4.3 million and other stock based activity, including stock repurchases, of $1.9 million.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of December 31, 2017, the Company has used $8.9 million against the letter of credit sub-facility and had the ability to borrow $172.0 million under the facility based on our current trailing twelve month EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 3.0:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to $7.5 million, and unlimited non-cash charges including purchase accounting and goodwill adjustments.  At December 31, 2017, the Company’s Interest Coverage Ratio was 14.45:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  At December 31, 2017, the Company’s Leverage Ratio was 1.99:1.

As of December 31, 2017, we had borrowings under our facility of $216.5 million and the effective rate of interest for outstanding borrowings under the facility was 2.69%.  Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect 2018 capital spending to be between $31.0 and $32.0 million which includes amounts not spent in 2017 and includes $2.4 million for our recent acquisition in Italy.  We also expect that depreciation and amortization expense will be between $21.0 and $22.0 million and $8.0 and $9.0 million, respectively.

In order to manage our interest rate exposure, we are party to $75.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.74%.

The following table sets forth our capitalization at December 31, 2017 and June 30, 2017:

(In thousands)	December 31, 2017	June 30, 2017
Long-term debt	$216,157	$191,976
Less cash and cash equivalents	109,389	88,566
Net debt (cash)	106,768	103,410
Stockholders' equity	420,934	408,664
Total capitalization	$527,702	$512,074

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $199.0 million at December 31, 2017, as compared to $195.3 million at the most recent measurement date, which occurred as of June 30, 2017. The next measurement date to determine plan assets and benefit obligations will be on June 30, 2018.

At December 31, 2017, we do not expect to make mandatory contributions to the plan until 2019.  The Company expects to pay $1.4 million in contributions to its defined benefit plans during fiscal 2018.  Contributions of $0.3 million and $0.5 million were made during the three and six months ended December 31, 2017, respectively, compared to $0.4 million and $0.6 million during the three six months ended December 31, 2016.  We expect to pay $0.8 million in prescribed contributions to our U.K. defined benefit plan during fiscal year 2018.  The Company also expects to make contributions during the current fiscal year of $0.2 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively.  Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for five retired executives.  Current executives and new hires are not eligible for this program.  At December 31, 2017, the underlying policies had a cash surrender value of $17.0 million and are reported net of loans of $8.4 million for which we have the legal right of offset, these amounts are reported net on our balance sheet.

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

Employee Relations – The Company has labor agreements with several union locals in the United States and several European employees belong to European trade unions.  There are three union contracts in the U.S. that will expire during fiscal year 2018.  We are currently in the planning phase for these negotiations.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  Our overall transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  In the six months ended December 31, 2017, net sales to external customers in our consolidated sales not transacted in functional currency were 3.7%.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend payments, loan payments, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At December 31, 2017, the fair value, in the aggregate, of the Company’s open foreign exchange contracts was a liability of $5.1 million.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at December 31, 2017, would not result in a material change in our operations, financial position, or cash flows.  We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we will use interest rate swap agreements to modify our exposure to interest rate movements.  The Company’s currently effective swap agreements convert our base borrowing rate on $75.0 million of debt due under our Credit Agreement from a variable rate equal to LIBOR to a weighted average rate of 1.74% at December 31, 2017.

The Company’s effective rate on variable-rate borrowings, including the impact of interest rate swaps, under the revolving credit agreement increased from 2.41% at June 30, 2017 to 2.69% at December 31, 2017.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of December 31, 2017, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's internal controls over financial reporting for an acquired business during the first year following such acquisition.  As discussed in Note 2 to the consolidated financial statements contained in this Report, the Company acquired all of the outstanding stock of the Piazza Rosa Group and Standex Electronics Japan.  These acquisitions represent approximately 7.6% and 7.2% of the Company's consolidated revenue for the three and six months ended December 31, 2017, respectively, and approximately 12.8% of the Company's consolidated assets at December 31, 2017.  Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s internal controls over financial reporting as of December 31, 2017 excludes any evaluation of the internal control over financial reporting of the Piazza Rosa Group or Standex Electronics Japan.

There was no change in the Company's internal control over financial reporting during the quarterly period ended December 31, 2017 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended December 31, 2017
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - October 31, 2017	1,582	$ 95.74	1,582	$ 88,331,000

November 1 – November 30, 2017	5,030	$ 105.27	5,030	87,801,468

December 1 – December 31, 2017	-	$ -	-	87,801,468

Total	6,612	$ 102.99	6,612	$ 87,801,468

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

STANDEX INTERNATIONAL CORPORATION

Date:	January 30, 2018	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	January 30, 2018	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer/Assistant Treasurer