Form 10-Q
period 2018-03-31
STANDEX INTERNATIONAL CORP/DE/
filed 2018-05-01
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of Registrant's Common Stock outstanding on April 26, 2018 was 12,831,505.

STANDEX INTERNATIONAL CORPORATION

INDEX

Page No.

PART I.FINANCIAL INFORMATION:

Item 1.

Condensed Consolidated Balance Sheets as of

March 31, 2018 (unaudited) and June 30, 20172

Condensed Consolidated Statements of Operations for the

Three and Nine Months Ended March 31, 2018 and 2017 (unaudited)3

Condensed Consolidated Statements of Comprehensive Income for the

Three and Nine Months Ended March 31, 2018 and 2017 (unaudited)4

Condensed Consolidated Statements of Cash Flows for the

Nine Months Ended March 31, 2018 and 2017 (unaudited)5

Notes to Unaudited Condensed Consolidated Financial Statements6

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations 25

Item 3.

Quantitative and Qualitative Disclosures about Market Risk 35

Item 4.

Controls and Procedures 37

PART II.OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds 37

Item 6.

Exhibits39

PART I.FINANCIAL INFORMATION
ITEM 1

STANDEX INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets

(In thousands, except per share data)	March 31, 2018 (unaudited)	June 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$96,325	$88,566
Accounts receivable, net of reserve for doubtful accounts of	132,505	127,060
$2,534 and $2,406 at March 31, 2018 and June 30, 2017
Inventories	131,589	119,401
Prepaid expenses and other current assets	10,154	8,397
Income taxes receivable	1,301	2,469
Deferred tax asset	-	14,991
Total current assets	371,874	360,884
Property, plant, and equipment, net	147,782	133,160
Intangible assets, net	103,052	102,503
Goodwill	254,703	242,690
Deferred tax asset	10,234	1,135
Other non-current assets	28,631	27,304
Total non-current assets	544,402	506,792
Total assets	$916,276	$867,676

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$82,621	$96,487
Accrued liabilities	63,539	58,694
Income taxes payable	2,820	4,783
Total current liabilities	148,980	159,964
Long-term debt	204,726	191,976
Accrued pension and other non-current liabilities	116,163	107,072
Total non-current liabilities	320,889	299,048
Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000
shares authorized, 27,984,278 issued, 12,710,243 and
12,662,661 outstanding at March 31, 2018 and June 30, 2017	41,976	41,976
Additional paid-in capital	60,031	56,783
Retained earnings	751,136	716,605
Accumulated other comprehensive loss	(115,267)	(115,938)
Treasury shares: 15,274,035 shares at March 31, 2018
and 15,321,617 shares at June 30, 2017	(291,469)	(290,762)
Total stockholders' equity	446,407	408,664
Total liabilities and stockholders' equity	$916,276	$867,676

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2018	2017	2018	2017
Net sales	$216,743	$184,715	$640,873	$538,169
Cost of sales	142,971	123,367	421,394	358,152
Gross profit	73,772	61,348	219,479	180,017
Selling, general, and administrative expenses	51,854	43,472	152,559	125,578
Acquisition related costs	1,254	5,422	2,962	6,925
Restructuring costs	1,337	1,019	6,307	3,077
Total operating expenses	54,445	49,913	161,828	135,580
Income from operations	19,327	11,435	57,651	44,437
Interest expense	(2,286)	(953)	(5,800)	(2,499)
Other non-operating income, net	(293)	52	764	819
Income from continuing operations before income taxes	16,748	10,534	52,615	42,757
Provision for income taxes	3,928	2,874	28,599	10,311
Net income from continuing operations	12,820	7,660	24,016	32,446
Income (loss) from discontinued operations, net of income taxes	(20)	1	(22)	(43)
Net income	$12,800	$7,661	$23,994	$32,403

Basic earnings per share:
Continuing operations	$1.01	$0.60	$1.89	$2.56
Discontinued operations	-	-	-	-
Total	$1.01	$0.60	$1.89	$2.56
Diluted earnings per share:
Continuing operations	$1.00	$0.60	$1.88	$2.54
Discontinued operations	-	-	-	-
Total	$1.00	$0.60	$1.88	$2.54

Cash dividends per share	$0.18	$0.16	$0.52	$0.46

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2018	2017	2018	2017
Net income	$12,800	$7,661	$23,994	$32,403
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$(285)	$(128)	$(623)	$503
Amortization of unrecognized costs	1,378	1,427	4,114	4,294
Derivative instruments:
Change in unrealized gains (losses)	(316)	(3,445)	(1,893)	(2,891)
Amortization of unrealized gains and into interest expense	2,363	80	3,427	384
Foreign currency translation gains (losses)	11,694	4,498	14,148	(7,109)
Other comprehensive income (loss) before tax	$14,834	$2,432	$19,173	$(4,819)

Income tax provision (benefit):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$(348)	$29	$129	$(105)
Amortization of unrecognized costs	(329)	(503)	(1,134)	(1,511)
Derivative instruments:
Change in unrealized gains and (losses)	(127)	1,311	(231)	1,100
Amortization of unrealized (losses) into interest expense	(7)	(30)	(51)	(146)
Income tax provision (benefit) to other comprehensive income (loss)	$(811)	$807	$(1,287)	$(662)

Other comprehensive gain (loss), net of tax	14,023	3,239	17,886	(5,481)
Comprehensive income	$26,823	$10,900	$41,880	$26,922

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31,
(In thousands)	2018	2017
Cash flows from operating activities
Net income	$23,994	$32,403
Income from discontinued operations	(22)	(43)
Income from continuing operations	24,016	32,446
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,464	13,824
Stock-based compensation	3,775	3,915
Non-cash portion of restructuring charge	(1,187)	227
Deferred repatriation tax	11,465	-
Disposal of real estate and equipment	(433)	-
Contributions to defined benefit plans	(808)	(962)
Net changes in operating assets and liabilities	(29,509)	(17,974)
Net cash provided by operating activities - continuing operations	28,783	31,476
Net cash (used in) operating activities - discontinued operations	(62)	(458)
Net cash provided by operating activities	28,721	31,018
Cash flows from investing activities
Expenditures for property, plant, and equipment	(21,391)	(17,824)
Expenditures for acquisitions, net of cash acquired	(10,397)	(153,815)
Proceeds from life insurance policies	2,217	-
Proceeds from sales of real estate and equipment	1,949	129
Other investing activity	(397)	158
Net cash (used in) investing activities	(28,019)	(171,352)
Cash flows from financing activities
Borrowings on revolving credit facility	134,500	250,000
Payments of revolving credit facility	(124,788)	(127,000)
Activity under share-based payment plans	774	715
Purchases of treasury stock	(2,007)	(7,406)
Cash dividends paid	(6,600)	(5,826)
Net cash provided by financing activities	1,879	110,483
Effect of exchange rate changes on cash and cash equivalents	5,178	(4,184)
Net change in cash and cash equivalents	7,759	(34,035)
Cash and cash equivalents at beginning of year	88,566	121,988
Cash and cash equivalents at end of period	$96,325	$87,953

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$4,518	$2,010
Income taxes, net of refunds	$17,720	$10,400

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and nine months ended March 31, 2018 and 2017, the cash flows for the nine months ended March 31, 2018 and 2017 and the financial position of Standex International Corporation (“Standex”, the “Company”, “we”, “us”, or “our”), at March 31, 2018.  The interim results are not necessarily indicative of results for a full year.  The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2017.  The condensed consolidated balance sheet at June 30, 2017 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2017.  Certain prior period amounts have been reclassified to conform to the current period presentation.  Unless otherwise noted, references to years are to the Company’s fiscal years.

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

During the fourth quarter of fiscal 2017, we adopted Accounting Standards Update (ASU) 2016-09 requiring the recognition of excess tax benefits as a component of income tax expense which were historically recognized in equity. The fiscal results for the three months ended March 31, 2017 were recast to include an immaterial tax benefit.  The results for the nine months ended March 31, 2017 have been recast to include a tax benefit of $0.6 million.  In addition, the ASU requires a prospective update to the treasury method of calculating weighted average diluted shares outstanding resulting in the inclusion of additional shares in our diluted EPS calculation for the three and nine months ended March 31, 2017.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounts Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amends most of the existing revenue recognition guidance, including industry-specific guidance.  ASU 2014-09 establishes a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In early 2016, the FASB issued additional updates: ASU No. 2016-10, 2016-11 and 2016-12. These updates provide further guidance and clarification on specific items within the previously issued update. The Company anticipates it will adopt Topic 606 under the modified retrospective method and will only apply this method to contracts that are not completed as of the date of adoption.

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

As part of the analysis phase, the committee has been analyzing the impact of the standard on its contract portfolio by reviewing a sample of its contracts to identify potential differences that would result from applying the requirements of the new standard. The committee also has been analyzing the impact of requirements for combining contracts, performance obligations, and variable consideration.

Based on procedures performed to date, the committee has identified two areas that would likely be impacted by application of the new revenue standard.  In the Food Service Equipment segment, the Company bases volume-related rebate accruals on the achievement of certain pre-defined tiers.  The new guidance requires the Company to calculate the rebate accrual on anticipated sales for the rebate period, rather than measurement of actual achievement of specific tiers.  The Company expects to record a one-time catch up adjustment for this change upon adoption of the new standard, however the analysis of the impact is still on-going.  In Engineering Technologies, the committee is analyzing certain long-term contracts, currently recognizing revenue utilizing the point-in-time method, to determine if any of the three criteria in ASC 606-10-25-27 are being met which would require revenue to be recognized over time under the new standard.

The global steering committee is apprising both management and the audit committee of project status on a recurring basis.  The Company has not yet finalized its assessment of the impact of Topic 606.  Following the completion of the assessment phase, the Company will initiate efforts to redesign impacted processes, policies, controls and disclosures, as necessary. The Company expects to adopt this standard, as required, for interim and annual reporting periods beginning July 1, 2018. The Company does not expect to early adopt.

In November 2015, the FASB issued ASC Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, as part of its simplification initiatives. This update requires deferred tax liabilities and assets to be classified as non-current on the consolidated condensed balance sheet for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted.  An entity can elect adoption prospectively or retrospectively to all periods presented.  We have adopted ASU 2015-17 prospectively.  As a result, we have presented all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of March 31, 2018, but have not reclassified current deferred assets and liabilities on our consolidated balance sheet as of June 30, 2017.  There was no impact on our results of operations as a result of the adoption of ASU 2015-17.

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

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. The new guidance requires the service cost component of net periodic benefit cost to be presented in the same income statement line items as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost are to be stated separately from service cost and outside of operating income. This guidance is effective for fiscal years beginning after December 15, 2017 (fiscal 2019 for the Company) and interim periods within those annual periods. The amendment is to be applied retrospectively. The provisions of the new standard will impact the classification. The Company is continuing to evaluate the impact of the adoption of ASU 2017-07 on the consolidated financial statements and disclosures and expects to adopt this standard, as required, for interim and annual reporting periods beginning July 1, 2018.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which will allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects resulting from "An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018" (the "Act") that are stranded in accumulated other comprehensive income. This standard also requires certain disclosures about stranded tax effects. This ASU, however, does not change the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations. ASU 2018-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. It must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. We elected to early adopt this ASU for the period ended March 31, 2018. The amount of the reclassification was $17.2 million.

2)ACQUISITIONS

The Company’s recent acquisitions are strategically significant to the future growth prospects of the Company.  At the time of the acquisition and March 31, 2018, the Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

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

Intangible assets of $4.1 million were recorded, consisting of $2.3 million of customer relationships to be amortized over a period of eight years, $1.6 million for trademarks, and $0.2 million of other intangibles assets.  Since the preliminary valuation, the Company adjusted goodwill by $1.6 million primarily as a result of identification of other identifiable assets.  The goodwill of $4.6 million created by the transaction is not deductible for income tax purposes.

The components of the fair value of the Piazza Rosa Group acquisition, including the preliminary allocation of the purchase price at March 31, 2018, are as follows (in thousands):

	Preliminary Allocation	Adjustments	Adjusted Allocation
	September 30, 2017		March 31, 2018
Fair value of business combination:
Cash payments	$12,889	$-	$12,889
Less: cash paid to satisfy acquired debt	(2,833)	-	(2,833)
Total	$10,056	$-	$10,056
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$2,678	$1,664	$4,342
Inventories	637	(2)	635
Property, plant, and equipment	5,005	-	5,005
Identifiable intangible assets	4,087	(1)	4,086
Goodwill	6,218	(1,643)	4,575
Liabilities assumed	(7,387)	-	(7,387)
Deferred taxes	(1,182)	(18)	(1,200)
Total	$10,056	$-	$10,056

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

Intangible assets of $51.4 million were recorded, consisting of $47.8 million of developed technology to be amortized over a period of 10-20 years, $3.4 million of customer relationships to be amortized over a period of fifteen years, and $0.2 million of product order backlog which was amortized during fiscal year 2017.  Since the preliminary valuation, the Company adjusted goodwill by $3.4 million as a result of tax adjustments, a pension adjustment of $1.9 million and purchase accounting changes including a decrease in the fair value of developed technology, fixed assets, and customer relationships of $2.3 million, $0.2 million, and $0.2 million, respectively, and an additional $0.1 million of product order backlog which was amortized during fiscal year 2017.  The goodwill of $79.4 million created by the transaction is not deductible for income tax purposes.

The components of the fair value of the Standex Electronics Japan acquisition, including the final allocation of purchase price at March 31, 2018, are as follows (in thousands):

	Preliminary Allocation		Final Allocation
	March 31, 2017	Adjustments	March 31, 2018
Fair value of business combination:
Cash payments	$137,676	$-	$137,676
Less: cash acquired	(8,521)	-	(8,521)
Total	$129,155	$-	$129,155
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$12,497	$(2,158)	$10,339
Inventories	7,387	816	8,203
Property, plant, and equipment	12,703	5,503	18,206
Identifiable intangible assets	53,800	(2,400)	51,400
Goodwill	75,985	3,449	79,434
Liabilities assumed	(10,811)	(8,468)	(19,279)
Deferred taxes	(22,406)	3,258	(19,148)
Total	$129,155	$-	$129,155

The following table reflects the unaudited pro forma operating results of the Company for the three and nine months ended March 31, 2018 and 2017, which give effect to the acquisition of Standex Electronics Japan as if it had occurred at the beginning of each period presented. The pro forma information combines the historical financial results of the Company and Standex Electronics Japan, adjusted for changes in foreign exchange rates.

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

	(Unaudited Pro Forma)		(Unaudited Pro Forma)
	Three Months ended March 31,		Nine Months Ended March 31,
In thousands	2018	2017	2018	2017
Net Sales	$216,743	$200,423	$640,873	$587,496
Net Income	$12,820	$12,944	$24,191	$41,653

Earnings per share:
Basic	$1.01	$1.02	$1.91	$3.29
Diluted	$1.00	$1.01	$1.89	$3.26

*  Fiscal year 2017 unaudited pro-forma results have been recast as a result of the adoption of Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting.

Pro forma earnings during the nine months ended March 31, 2018 were adjusted to exclude tax-affected acquisition-related costs incurred during the first quarter of $0.2 million.

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

Acquisition-Related Costs

Acquisition-related costs include costs related to acquired businesses and other pending acquisitions. These costs consist of (i) deferred compensation and (ii) acquisition-related professional service fees and expenses, including financial advisory, legal, accounting, and other outside services incurred in connection with acquisition activities, and regulatory matters related to acquired entities.  These costs do not include the amortization of the acquired intangible assets, and also do not include purchase accounting expenses, which we define as acquired backlog and the step-up of inventory to fair value.

Deferred compensation costs relate to payments due to the Horizon Scientific seller of $2.8 million on the second anniversary and $5.6 million on the third anniversary of the closing date of the purchase.  For the three and nine months ended March 31, 2018, we recorded deferred compensation costs for estimated deferred compensation earned by the Horizon Scientific seller to date of $0.7 million and $2.1 million, respectively. The payments are contingent on the seller remaining an employee of the Company with limited exceptions at each anniversary date.

Acquisition related expenses consist of miscellaneous professional service fees and expenses for our recent acquisitions.

The components of acquisition-related costs are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Deferred compensation arrangements	$702	$703	$2,108	$1,405
Acquisition-related costs	589	4,719	891	5,520
Other	(37)	-	(37)	-
Total	$1,254	$5,422	$2,962	$6,925

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

There were no transfers of assets or liabilities between any levels of the fair value measurement hierarchy at March 31, 2018 and June 30, 2017. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

Items presented at fair value at March 31, 2018 and June 30, 2017 consisted of the following (in thousands):

March 31, 2018

	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,399	$2,399	$-	$-
Foreign exchange contracts	1,794	-	1,794	-
Interest rate swaps	1,107	-	1,107	-

Liabilities
Foreign exchange contracts	$7,877	$-	$7,877	$-
Interest rate swaps	-	-	-	-
Contingent acquisition payments (a)	4,216	-	-	4,216

	June 30, 2017
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,397	$2,397	$-	$-
Foreign exchange contracts	399	-	399	-
Interest rate swaps	3,777	-	3,777	-

Liabilities
Foreign exchange contracts	$3,232	$-	$3,232	$-
Interest rate swaps	3,958	-	3,958	-
Contingent acquisition payments (a)	2,108	-	-	2,108

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

Contingent acquisition payment liabilities are scheduled to be paid in periods through fiscal year 2020. As of March 31, 2018, we could be required to pay up to $8.4 million for contingent consideration arrangements if specific criteria are achieved. We have determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments was based on several factors, the most significant of which are continued employment of the seller and the risk-adjusted discount rate for the fair value measurement.  As of March 31, 2018, neither the amount recognized for the contingent consideration arrangement, nor the range of outcomes or the assumptions used to develop the estimate had changed.

4)Inventories

Inventories are comprised of the following (in thousands):

	March 31, 2018	June 30, 2017
Raw materials	$61,485	$53,313
Work in process	33,992	28,110
Finished goods	36,112	37,978
Total	$131,589	$119,401

Distribution costs associated with the sale of inventory, which are recorded as a component of selling, general and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations, were $7.1 million and $18.6 million for the three and nine months ended March 31, 2018, respectively, and $4.9 million and $14.5 million for the three and nine months ended March 31, 2017, respectively.

5)Goodwill

Changes to goodwill during the period ended March 31, 2018 were as follows (in thousands):

	June 30, 2017	Acquisitions	Translation Adjustment	March 31, 2018
Food Service Equipment	$63,464	$-	$-	$63,464
Engraving	20,000	4,575	461	25,036
Engineering Technologies	44,120	-	695	44,815
Electronics	112,047	533	5,749	118,329
Hydraulics	3,059	-	-	3,059
Total	$242,690	$5,108	$6,905	$254,703

6)Intangible Assets

Intangible assets consist of the following (in thousands):

		Tradenames
	Customer Relationships	(Indefinite-lived)	Developed Technology	Other	Total
March 31, 2018
Cost	$67,727	$20,451	$50,313	$4,951	$143,442
Accumulated amortization	(33,046)	-	(3,926)	(3,418)	(40,390)
Balance, March 31, 2018	$34,681	$20,451	$46,387	$1,533	$103,052

June 30, 2017
Cost	$64,247	$18,715	$47,586	$4,503	$135,051
Accumulated amortization	(28,764)	-	(826)	(2,958)	(32,548)
Balance, June 30, 2017	$35,483	$18,715	$46,760	$1,545	$102,503

Amortization expense for the three months ended March 31, 2018 and 2017 was $2.2 million and $1.1 million, respectively.  Amortization expense for the nine months ended March 31, 2018 and 2017 was $6.7 million and $3.1 million, respectively.  At March 31, 2018, amortization expense of current intangible assets is estimated to be $2.4 million for the remainder of fiscal year 2018, $9.2 million in 2019, $8.7 million in 2020, $8.1 million in 2021, $7.6 million in 2022 and $46.5 million thereafter.

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

The changes in warranty reserve, which are recorded as a component of accrued liabilities, as of March 31, 2018 and year ended June 30, 2017 were as follows (in thousands):

	March 31, 2018	June 30, 2017
Balance at beginning of year	$9,243	$9,085
Acquisitions and other	(20)	301
Warranty expense	6,872	9,203
Warranty claims	(6,762)	(9,346)
Balance at end of period	$9,333	$9,243

8)Debt

Long-term debt is comprised of the following (in thousands):

	March 31, 2018	June 30, 2017
Bank credit agreements	$204,975	$192,500
Other	-	6
Total funded debt	204,975	192,506
Issuance Cost	(249)	(530)
Total long-term debt	$204,726	$191,976

The Company’s debt payments are due as follows (in thousands):

Fiscal Year	March 31, 2018
2018	$-
2019	-
2020	204,975
2021	-
2022	-
Thereafter	-
Total Debt	204,975
Issuance cost	(249)
Debt net of issuance cost	$204,726

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

At March 31, 2018, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $8.9 million and had the ability to borrow $186.1 million under the facility.  At March 31, 2018, the carrying value of the current borrowings under the facility approximates fair value.

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

The Company’s effective swap agreements convert the base borrowing rate on $75 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 1.74% at March 31, 2018.  The fair value of the swaps, recognized in accrued expenses and in other comprehensive income, is as follows (in thousands, except percentages):

Effective Date	Notional Amount	Fixed Interest Rate	Maturity	March 31, 2018	June 30, 2017
December 19, 2014	20,000	1.18%	December 19, 2017	$-	$8
December 19, 2014	5,000	1.20%	December 19, 2017	-	1
December 18, 2015	15,000	1.46%	December 19, 2018	66	(1)
December 19, 2015	10,000	2.01%	December 19, 2019	49	(106)
May 24, 2017	25,000	1.88%	April 24, 2022	618	(60)
May 24, 2017	25,000	1.67%	May 24, 2020	374	(23)
				$1,107	$(181)

The Company reported no losses for the three and nine months ended March 31, 2018, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as collections from customers and loan payments between subsidiaries.  The Company enters into such contracts for hedging purposes only.  The Company has designated certain of these currency contracts as hedges, and changes in the fair value of these contracts are recognized in other comprehensive income until the hedged items are recognized in earnings.  Hedge ineffectiveness, if any, associated with these contracts will be reported in net income.  At March 31, 2018 and June 30, 2017, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized gain (losses) of $(6.0) million and $(2.8) million, respectively, which approximate the unrealized gains and losses on the related loans.  The contracts have maturity dates ranging from 2018-2023, which correspond to the related intercompany loans.  The notional amounts of the Company’s forward contracts, by currency, are as follows:

Currency	March 31, 2018	June 30, 2017
USD	64,558	73,000
Euro	21,300	21,335
Pound Sterling	6,750	6,962
Peso	54,000	54,000
Canadian	20,600	20,600

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

Asset Derivatives
	March 31, 2018		June 30, 2017
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Other Assets	$1,107	Other Assets	$-
Foreign exchange contracts	Other Assets	1,794	Other Assets	-
		$2,901		$-

	Liability Derivatives
	March 31, 2018		June 30, 2017
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	$-	Accrued Liabilities	$181
Foreign exchange contracts	Accrued Liabilities	7,877	Accrued Liabilities	2,833
		$7,877		$3,014

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Interest rate swaps	$513	$(3,445)	$930	$(2,817)
Foreign exchange contracts	(829)	-	(2,823)	(74)
	$(316)	$(3,445)	$(1,893)	$(2,891)

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to Net Income for the periods ended (in thousands):

Details about Accumulated					Affected line item
Other Comprehensive	Three Months Ended		Nine Months Ended		in the Unaudited
Income (Loss) Components	March 31,		March 31,		Condensed Statements
	2018	2017	2018	2017	of Operations
Cross currency swaps	$2,363	$80	$3,427	$309	Interest expense
Foreign exchange contracts	-	-	-	75	Cost of Sales
	$2,363	$80	$3,427	$384

10)Retirement Benefits

The Company has defined benefit pension plans covering certain current and former employees both inside and outside of the U.S.  The Company’s pension plan for U.S. employees is frozen for substantially all participants and has been replaced with a defined contribution benefit plan.

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three and nine months ended March 31, 2018 and 2017 consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Service cost	$1	$1	$9	$9
Interest cost	2,520	2,613	269	250
Expected return on plan assets	(3,354)	(3,440)	(244)	(282)
Recognized net actuarial loss	1,145	1,190	242	249
Amortization of prior service cost	-	-	(9)	(12)
Net periodic benefit cost	$312	$364	$267	$214

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Service cost	$3	$2	$27	$28
Interest cost	7,560	7,838	783	764
Expected return on plan assets	(10,061)	(10,321)	(710)	(861)
Recognized net actuarial loss	3,435	3,571	705	760
Amortization of prior service cost	-	-	(26)	(36)
Net periodic benefit cost	$937	$1,090	$779	$655

The Company expects to pay $6.9 million in contributions to its defined benefit plans during fiscal 2018. Contributions of $0.3 million and $0.8 million were made during the three and nine months ended March 31, 2018 compared to $0.3 million and $1.0 million during the three and nine months ended March 31, 2017, respectively. Required contributions of $0.9 million will be paid to the Company’s U.K. defined benefit plan during 2018. The Company expects to make contributions during the current fiscal year of $0.2 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany respectively. Subsequent to the end of the third quarter, the Company made a $5.5 million contribution to its defined benefit plan in the U.S. to accelerate tax benefits afforded to the Company by recent tax law changes.

11)Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act was passed which, among other things, reduces the federal corporate tax rate to 21.0% effective for taxable years starting on or after January 1, 2018.  The Company is using a blended federal rate of 28.0% for the year ending June 30, 2018.  During the quarter ended December 31, 2017, the Company reported provisional amounts for toll/transition tax and the change in the U.S. deferred tax.  Pursuant to SEC guidance provided in Staff Accounting Bulletin No. 118, the Company is utilizing the measurement period approach for the income tax effects of tax reform for which the accounting is incomplete.  During the current quarter ending March 31, 2018, the Company updated the impact of the tax law as follows:

The Company has discretely recorded an additional charge of approximately $178 thousand to its provision for income taxes for the quarter ending March 31, 2018 due to a revaluation of the Company's estimated deferred tax assets as of December 31, 2017. The increase was a result of a change in the estimated current year activity from the prior quarter for a total year-to date impact of approximately $1.4 million.  As in the prior quarter, the impact is based on estimated amounts for the current quarter.

The Company has discretely recorded a tax benefit of approximately $633 thousand to its provision for income taxes for the quarter ending March 31, 2018 related to a mandatory deemed repatriation of foreign earnings. The benefit was the result of updating the calculation based on the federal tax return filed in the quarter that was partially offset by an estimated tax provision for state taxes on the impact of the deemed repatriation for a total year-to date impact of approximately $13.1 million.  The Company is still using an estimate because the calculation involves data from a future period (June 30, 2018) and the Company is awaiting further guidance from the tax authorities regarding the technical application of the rules. Under the Act, the Company is permitted to pay this tax over an eight-year period commencing with the due date of the 2018 tax return.

Since these provisions during the quarter are still based on estimates, the Company will continue to measure the impact of these areas and record any changes in subsequent quarters when information and guidance become available.

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

The Company's effective tax rate from continuing operations for the third quarter of 2018 was 23.4% compared with 27.3% for the prior year quarter. The effective tax rate in 2018 was higher due to both an approximately $0.5 million discrete tax benefit related to the US tax reform and a higher benefit related to a true-up for the filed tax return recorded in the period and not in the prior year quarter.

The Company's effective tax rate from continuing operations for the nine months ended March 31, 2018 was 54.4% compared with 24.1% for the prior year. The effective tax rate for the year to date was higher due to net discrete tax reform charges of $14.6 million recorded in the current year and not in the prior year.

12)Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Basic - Average shares outstanding	12,709	12,664	12,695	12,667
Dilutive effect of unvested, restricted stock awards	88	94	89	105
Diluted - Average shares outstanding	12,797	12,758	12,784	12,772

During the fourth quarter of fiscal 2017, the Company adopted Accounting Standards Update (ASU) 2016-09 which required a prospective update to the treasury method of calculating weighted average diluted shares outstanding resulting in the inclusion of additional shares in diluted EPS calculation for the three and nine months ended March 31, 2017.

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share.  No options to purchase common stock were excluded as anti-dilutive from the calculation of diluted earnings per share for the three and nine months ended March 31, 2018 and 2017, respectively.

Performance stock units of 51,270 and 29,607 for the nine months ended March 31, 2018 and 2017, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

13)Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	March 31, 2018	June 30, 2017
Foreign currency translation adjustment	$(10,959)	$(25,107)
Unrealized pension losses, net of tax	(101,375)	(86,646)
Unrealized losses on derivative instruments, net of tax	(2,933)	(4,185)
Accumulated other comprehensive loss (1)	$(115,267)	$(115,938)

(1)Reflects stranded tax effects from the change in tax rate as a result of the early adoption of ASU 2018-02 in the amount of $17.2 million which has been reclassified to retained earnings.

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

•Electronics – manufacturing and selling of electronic components for applications throughout the end-user market spectrum; and

•Hydraulics – manufacturing and selling of single and double-acting telescopic and piston rod hydraulic cylinders.

Net sales and income (loss) from continuing operations by segment for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	Net Sales		Income from Operations
	2018	2017	2018	2017
Segment:
Food Service Equipment	$95,482	$92,730	$6,785	$7,418
Engraving	33,749	25,492	7,030	6,003
Engineering Technologies	23,426	23,678	1,140	2,442
Electronics	51,208	32,308	11,173	6,499
Hydraulics	12,878	10,507	1,728	1,674
Restructuring costs			(1,337)	(1,019)
Corporate			(5,938)	(6,160)
Acquisition-related costs			(1,254)	(5,422)
Sub-total	$216,743	$184,715	$19,327	$11,435
Interest expense			(2,286)	(953)
Other non-operating income			(293)	52
Income from continuing operations before income taxes			$16,748	$10,534

	Nine Months Ended March 31,
	Net Sales		Income from Operations
	2018	2017	2018	2017
Segment:
Food Service Equipment	$295,796	$277,582	$25,051	$24,112
Engraving	100,457	78,084	21,246	19,910
Engineering Technologies	65,621	60,948	3,836	5,815
Electronics	144,030	91,455	31,628	19,064
Hydraulics	34,969	30,100	5,076	4,782
Restructuring costs			(6,307)	(3,077)
Corporate			(19,917)	(19,244)
Acquisition-related costs			(2,962)	(6,925)
Sub-total	$640,873	$538,169	$57,651	$44,437
Interest expense			(5,800)	(2,499)
Other non-operating income			764	819
Income from continuing operations before income taxes			$52,615	$42,757

Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Income (loss) from operations by segment excludes interest expense and other non-operating income (expense).

The Company’s identifiable assets at March 31, 2018 and June 30, 2017 are as follows (in thousands):

	March 31, 2018	June 30, 2017
Food Service Equipment	$249,716	$243,414
Engraving	148,844	115,664
Engineering Technologies	141,314	150,805
Electronics	320,271	292,776
Hydraulics	25,062	21,405
Corporate & Other	31,069	43,612
Total	$916,276	$867,676

16) Restructuring

The Company has undertaken cost reduction and facility consolidation initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2018			March 31, 2018
Fiscal 2018	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$344	$953	$1,297	$2,254	$2,953	$5,207
Prior year initiatives	7	33	40	161	939	1,100
	$351	$986	$1,337	$2,415	$3,892	$6,307

	Three Months Ended			Nine Months Ended
	March 31, 2017			March 31, 2017
Fiscal 2017	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$222	$823	$1,045	$1,368	$1,651	$3,019
Prior year initiatives	-	(26)	(26)	-	58	58
	$222	$797	$1,019	$1,368	$1,709	$3,077

2018 Restructuring Initiatives

The Company continues to focus on our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions, facility closures, and consolidations.  During the nine months ended March 31, 2018, we incurred restructuring expenses from 2018 initiatives related to three restructuring programs that are intended to improve profitability, streamline production and enhance capacity to support future growth:  (1) the realignment of management functions at the Food Service Equipment Group level;  (2) headcount reduction and plant realignment with regard to the standard products businesses within Food Service Equipment; and (3) the exit of an unprofitable Engraving business in Brazil.

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2017	$-	$-	$-
Additions and adjustments	2,435	2,945	5,380
Payments	(2,204)	(2,913)	(5,117)
Restructuring liabilities at March 31, 2018	$231	$32	$263

Prior Year Initiatives

The prior year initiatives yet to be completed are primarily the finalization of the manufacturing footprint consolidation within our Enginetics business in the Engineering Technology segment.

Activity in the reserve related to the prior year restructuring initiatives is as follows (in thousands):

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2017	$839	$906	$1,745
Additions and adjustments	163	937	1,100
Payments	(710)	(1,843)	(2,553)
Restructuring liabilities at March 31, 2018	$292	$-	$292

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2018			March 31, 2018
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment	$80	$945	$1,025	$829	$2,505	$3,334
Engraving	186	2	188	925	345	1,270
Engineering Technologies	8	18	26	161	900	1,061
Electronics	77	7	84	209	90	299
Corporate	-	14	14	291	52	343
	$351	$986	$1,337	$2,415	$3,892	$6,307

	Three Months Ended			Nine Months Ended
	March 31, 2017			March 31, 2017
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment	$-	$7	$7	$1,129	$85	$1,214
Engraving	-	-	-	6	-	6
Engineering Technologies	222	730	952	222	1,164	1,385
Electronics	-	86	86	11	455	467
Corporate	-	(26)	(26)	-	5	5
	$222	$797	$1,019	$1,368	$1,709	$3,077

During the third quarter of fiscal year 2018, we incurred restructuring expenses of $1.3 million primarily related to two restructuring programs that are intended to improve profitability, streamline production and enhance capacity to support future growth including headcount reduction and plant realignment with regard to the standard products businesses within Food Service Equipment and the exit of an unprofitable Engraving business in Brazil.

Restructuring expenses for the nine months ended March 31, 2018 were $6.3 million as a result of the forgoing initiatives and footprint optimization of the Engineering Technologies segment.

We expect to incur additional restructuring costs between $1.5 million and $2.0 million during the remainder of fiscal year 2018.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Quarterly Report on Form 10-Q that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company’s business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired. These factors include, but are not limited to material adverse or unforeseen legal judgments, fines, penalties or settlements, conditions in the financial and banking markets, including fluctuations in exchange rates and the inability to repatriate foreign cash, general and international recessionary economic conditions, including the impact, length and degree of downturns or slow growth conditions on the customers and markets we serve and more specifically conditions in the food service equipment, automotive, construction, aerospace, energy, transportation and general industrial markets, lower-cost competition, the relative mix of products which impact margins and operating efficiencies, both domestic and foreign, in certain of our businesses, the impact of higher raw material and component costs (including the impact of any protective tariffs), particularly steel, petroleum based products and refrigeration components, an inability to realize the expected cost savings from restructuring activities, effective completion of plant consolidations, cost reduction efforts, restructuring including procurement savings and productivity enhancements, capital management improvements, strategic capital expenditures, and the implementation of lean enterprise manufacturing techniques, the inability to achieve the savings expected from the sourcing of raw materials from and diversification efforts in emerging markets, the inability to attain expected benefits from strategic alliances or acquisitions and the inability to achieve synergies contemplated by the Company. Other factors that could impact the Company include changes to future pension funding requirements and the impact of recently passed tax reform legislation in the United States. For further information on these and other risk factors, please see the section “Risk Factors” in Company’s Annual Report on Form 10-K.  In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

Overview

We are a leading manufacturer of a variety of products and provide services for diverse commercial and industrial markets.  We have twelve operating segments, aggregated and organized for reporting purposes into five reportable segments:  Food Service Equipment, Engraving, Engineering Technologies, Electronics and Hydraulics.  Overall management, strategic development and financial control are maintained by the executive staff from our corporate headquarters located in Salem, New Hampshire.

Our long-term strategy is to build larger industrial platforms through a value creation system that assists management in meeting specific corporate and business unit financial and strategic performance goals in order to create, improve, and enhance shareholder value.  The Standex Value Creation System is a standard methodology which provides consistent tools used throughout the company in order to achieve our organization’s goal of transforming from its historic roots as a holding company to an efficient operating company.  The Standex Value Creation System employs four components: Balanced Performance Plan, Standex Growth Disciplines, Standex Operational Excellence, and Standex Talent Management.  The Balanced Performance Plan process aligns annual goals throughout the business and provides a standard reporting, management and review process.  It is focused on setting and meeting annual and quarterly targets that support our short and long-term goals.  The Standex Growth Disciplines use a set of tools and processes including market maps, growth lane ways, and market tests to identify opportunities to expand the business organically and through acquisitions.  Standex Operational Excellence employs a standard playbook and processes, including LEAN, to eliminate waste and improve profitability, cash flow and customer satisfaction.  Finally, the Standex Talent Management process is an organizational development process that provides training, development, and succession planning for our employees throughout our worldwide organization.  The Standex Value Creation System ties all disciplines in the organization together under a common umbrella by providing standard tools and processes to deliver our business objectives.   Through the use of our Standex Value Creation System, we have developed a balanced approach to value creation.  While we intend to continue investing acquisition capital in high growth segments such as Electronics and Engraving, we will continue to support all of our businesses as they enhance value through deployment of our GDP+ and OpEx playbooks.

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

We develop “Customer Intimacy” by utilizing the Standex Growth Disciplines to partner with our customers in order to develop and deliver custom solutions or engineered components.  By partnering with our customers during long-term product development cycles, we become an extension of their development teams.  Through this Partner, Solve, Deliver® methodology, we are able to secure our position as a preferred long-term solution provider for our products, services and components.  This strategy results in increased sales and operating margins that enhance shareholder returns.

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

Restructuring expenses reflect costs associated with our efforts to continuously improve operational efficiency and expand globally in order to remain competitive in the end-user markets we serve.  We incur costs for actions to size our businesses to a level appropriate for current economic conditions, improve our cost structure, enhance our competitive position and increase operating margins.  Such expenses may include costs for moving facilities to locations that allow for lower fixed and variable costs, external consultants who provide additional expertise, starting up plants after relocation, downsizing operations because of changing economic conditions, and other costs resulting from asset redeployment decisions.  Shutdown costs include severance, benefits, stay bonuses, lease and contract terminations, asset write-downs, costs of moving fixed assets, and moving and relocation costs. Vacant facility costs include maintenance, utilities, property taxes and other costs.

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

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except percentages)	2018	2017	2018	2017
Net sales	$216,743	$184,715	$640,873	$538,169
Gross profit margin	34.0%	33.2%	34.2%	33.4%
Income from operations	19,327	11,435	57,651	44,437

	Three Months Ended	Nine Months Ended
(In thousands)	March 31, 2018	March 31, 2018
Net sales, prior year period	$184,715	$538,169
Components of change in sales:
Organic sales change	10,619	36,271
Effect of acquisitions	15,706	55,897
Effect of exchange rates	5,703	10,536
Net sales, current period	$216,743	$640,873

Net sales for the third quarter of 2018 increased $32.0 million, or 17.3%, when compared to the prior year period.  Organic sales increased by $10.6 million, or 5.7%, driven primarily by organic growth in Engraving, Electronics, and Hydraulics.  Acquisitions also contributed 8.5% to the overall growth in the quarter.  Foreign currency was favorable and contributed 3.1% to the sales increase.

Net sales in the nine months ended March 31, 2018 increased $102.7 million, or 19.1%, when compared to the prior year.  The increase in net sales was driven by organic growth across all segments of $36.3 million, or 6.7%, incremental sales from acquisitions of $55.9 million, or 10.4%, and favorable currency contributions of $10.5 million, or 2.0%.  We discuss our outlook for each segment below.

Gross Profit Margin

Our gross margin for the third quarter of 2018 was 34.0%, compared to the prior year quarter of 33.2%.  Gross margin increased by 0.8% primarily due to sales mix.

Our gross margin in the nine months ended March 31, 2018 was 34.2%, compared to the prior year of 33.4%.  Gross margin also increased year to date due to sales mix.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) for the third quarter of 2018 were $51.9 million, or 23.9% of sales, compared to $43.5 million, or 23.6% of sales, during the prior year quarter.  SG&A expenses during the quarter were impacted by: i) on-going SG&A expenses related to our recent acquisitions of $3.9 million, ii) an increase in distribution and selling expenses of $1.9 million, iii) and an increase in administrative expenses primarily related to investments to support our recent acquisitions and growth laneways.

SG&A for the nine months ended March 31, 2018 were $152.6 million, or 23.8% of sales, compared to $125.6 million, or 23.3% of sales, during the prior year quarter.  SG&A expenses were impacted by:  i) on-going SG&A expenses related to our recent acquisitions of $10.6 million, ii) an increase in distribution and selling expenses of $5.5 million, iii) and an increase in administrative expenses primarily related to investments to support our recent acquisitions and growth laneways.

Restructuring Charges

During the third quarter of fiscal year 2018, we incurred restructuring expenses of $1.3 million primarily related to two restructuring programs that are intended to improve profitability, streamline production and enhance capacity to support future growth including headcount reduction and plant realignment with regard to the standard products businesses within Food Service Equipment and the exit of an unprofitable Engraving business in Brazil.

Restructuring expenses for the nine months ended March 31, 2018 were $6.3 million as a result of the forgoing initiatives and footprint optimization of the Engineering Technologies segment.  We expect to incur additional restructuring costs between $1.5 million and $2.0 million during the remainder of fiscal year 2018.

Acquisition Related Expenses

During the third quarter of fiscal year 2018, we incurred acquisition-related expenses of $1.3 million comprised primarily of acquisition expenses for the Horizon Scientific acquisition including $0.7 million for deferred compensation earned by the Horizon Scientific seller during the quarter. The payments are contingent on the seller remaining an employee of the Company and are therefore treated as compensation expense.

Acquisition related expenses for the nine months ended March 31, 2018 were $3.0 million comprised primarily of $2.1 million for deferred compensation earned by the Horizon Scientific seller during the year, and other acquisition expenses related to Standex Electronics Japan and Piazza Rosa.

Income from Operations

Income from operations for the third quarter of 2018 was $19.3 million, compared to $11.4 million during the prior year quarter.  The increase of $7.9 million, or 69.0%, is primarily due to higher sales volume, improved gross margin, performance of our recent acquisitions, and lower pre-acquisition expenses, partially offset by increased selling, administrative and distribution expenses related to overall increased sales volume and higher restructuring expenses related to on-going initiatives to improve profitability.

Income from operations for the nine months ended March 31, 2018 was $57.7 million, compared to $44.4 million during the prior year.  The increase of $13.2 million, or 29.7%, is primarily due to higher sales volume, improved gross margin, and a lesser amount of purchase accounting incurred in prior year as a result of our recent acquisitions, partially offset by increased selling, administrative and distribution expenses related to increased sales volume and higher restructuring expenses related to on-going initiatives to improve profitability.

Interest Expense

Interest expense for the third quarter of 2018 was $2.3 million, compared to $1.0 million during the prior year quarter.  The increase is due to higher borrowings associated with the recent acquisitions in addition to an increase in our effective interest rate of 2.98% as of March 31, 2018, as compared to 1.76% as of March 31, 2017. Interest expense for the nine months ended March 31, 2018 and March 31, 2017 were $5.8 million and $2.5 million, respectively.

Income Taxes

The Company's effective tax rate from continuing operations for the third quarter of 2018 was 23.4% compared with 27.3% for the prior year quarter. The effective tax rate in 2018 was lower due to the impact of the US tax reform including a $0.5 million favorable adjustment to our previous estimate of the impact of the new tax legislation.

The Company's effective tax rate from continuing operations for the nine months ended March 31, 2018 was 54.4% compared with 24.1% for the prior year. The effective tax rate for the year to date was higher due to net discrete tax reform charges of $14.6 million recorded in the current year.

See Note 1, “Management Statement” and Note 11, “Income Taxes” in the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion on the impact of the Tax Cuts and Jobs Act and Staff Accounting Bulletin No. 118.

Backlog

Backlog includes all active or open orders for goods and services.  Backlog also includes any future deliveries based on executed customer contracts, so long as such deliveries are based on agreed upon delivery schedules.  Backlog is not generally a significant factor in the Company’s businesses because of our relatively short delivery periods and rapid inventory turnover with the exception of Engineering Technologies.  Backlog orders are not necessarily an indicator of future sales levels because of variations in lead times and customer production demand pull systems. Customers may delay delivery of products or cancel orders prior to shipment, subject to possible cancellation penalties.  Due to the nature of long term agreements in the Engineering Technologies group, the timing of orders and delivery dates can vary considerably resulting in significant backlog changes from one period to another.  In general, the majority of net realizable backlog beyond one year comes from the Engineering Technologies Group.

	As of March 31, 2018		As of March 31, 2017
	Total Backlog	Backlog under 1 year	Total * Backlog	Backlog * under 1 year
Food Service Equipment	$39,242	$35,914	$46,479	$43,441
Engraving	22,194	22,194	17,094	17,094
Engineering Technologies	93,646	72,961	87,952	61,705
Electronics	72,046	68,097	43,351	40,552
Hydraulics	10,610	10,604	5,364	5,364
Total	$237,738	$209,770	$200,240	$168,156

* The Company continually evaluates backlog based on changes in customer delivery schedules and other manufacturing considerations.  For comparability reasons, we have revised backlog in our Engraving segment as of March 31, 2017 from amounts previously reported to better reflect backlog based on agreed upon delivery schedules at that point in time.

Total backlog realizable under one year increased $41.6 million, or 24.7%, to $209.8 million at March 31, 2018 from $168.2 million at March 31, 2017.

Organic backlog under one year increased $30.0 million, or 17.9%, while acquisitions contributed an additional $11.6 million.

Segment Analysis

Food Service Equipment Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2018	2017	Change	2018	2017	Change
Net sales	$ 95,482	$ 92,730	3.0%	$ 295,796	$ 277,582	6.6%
Income from operations	6,785	7,418	(8.5%)	25,051	24,112	3.9%
Operating income margin	7.1%	8.0%		8.5%	8.7%

Net sales in the third quarter of fiscal year 2018 increased $2.8 million, or 3.0%, when compared to the prior year quarter.  The increase was primarily through organic sales growth, up $2.1 million or 2.3%.  Refrigeration Solutions sales were up 7.0% on strong sales growth in the drug retail, dollar store, and quick serve restaurant (“QSR”) chains. Cooking Solutions sales decreased 7.5% in the quarter primarily driven by product rationalization and slower sales to select major dealers.  Our Specialty Solutions sales increased by 8.5% with strong volume in our beverage and merchandising segments, particularly in the European market.  Overall, Food Service Equipment sales showed continued improvement toward the latter part of the quarter and we anticipate this trend to continue over the next quarter as seasonal momentum builds.

Net sales in the nine months ended March 31, 2018 increased $18.2 million, or 6.6%, when compared to the prior year.  Organic sales contributed growth of $7.5 million, or 2.7%, while acquisitions added $9.5 million, or 3.4%. Refrigeration organic sales increased on growth in drug retail, dollar store, and QSR chains. Cooking sales were down due to product rationalization and slower sales to select major dealers. Specialty Solutions sales increased by 9.1%, driven by general market growth, partially offset by foreign exchange declines.

Income from operations in the third quarter of fiscal 2018 decreased by $0.6 million, or 8.5%, when compared to the prior year quarter, as on-going process improvements were more than offset by increased freight costs and product mix. Looking forward, we believe our restructuring efforts will lead to better operating results in the fourth quarter and into the next fiscal year.

Income from operations in the nine months ended March 31, 2018 increased $0.9 million, or 3.9%, when compared to the prior year. Current year increases were primarily a result of the absence of purchase accounting expenses in the prior year of $1.1 million.

Engraving Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2018	2017	Change	2018	2017	Change
Net sales	$ 33,749	$ 25,492	32.4%	$ 100,457	$ 78,084	28.7%
Income from operations	7,030	6,003	17.1%	21,246	19,910	6.7%
Operating income margin	20.8%	23.5%		21.1%	25.5%

Net sales for the third quarter of 2018 increased by $8.3 million, or 32.4%, when compared to the prior year quarter. Organic sales increased $2.4 million, or 9.3%.  Acquisitions contributed $3.3 million, or 13.1%.  Foreign exchange had a positive impact of $2.5 million, or 9.9%.  Sales in the North American market increased 8.4% as new auto platform launches accelerated as anticipated in the quarter.  Sales in Asia grew 5.0%, but were offset by decreases in the European markets due to project timing.  Backlog increased mainly due to OEM program shifting.

Net sales for the nine months ended March 31, 2018 increased by $22.4 million, or 28.7%, when compared to the prior year. The Piazza Rosa acquisition contributed $9.3 million, or 11.9%. Foreign exchange had a positive impact of 6.1%, or $4.8 million. New services, including tool finishing, had a positive impact on organic growth.  Together with increased demand in the automotive and non-automotive markets, we expect to see continued growth in all regions next quarter.

Income from operations for the third quarter of 2018 increased by $1.0 million, or 17.1%, when compared to the prior year. This increase primarily resulted from sales volume and the impact of the Piazza Rosa acquisition.  Engraving has made substantial investments in promoting new technologies such as nickel shell, Architexture, laser engraving, and tool finishing which are critical to the long-term growth of this segment.

Income for the nine months ended March 31, 2018 increased by $1.3 million, or 6.7%.  Year-to-date income was impacted by $0.2 million of purchase accounting expenses and costs associated with the new technology investments.

Engineering Technologies Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2018	2017	Change	2018	2017	Change
Net sales	$ 23,426	$ 23,678	(1.1%)	$ 65,621	$ 60,948	7.7%
Income from operations	1,140	2,442	(53.3%)	3,836	5,815	(34.1%)
Operating income margin	4.9%	10.3%		5.8%	9.5%

Net sales in the third quarter of fiscal year 2018 decreased by $0.3 million, or 1.1%, when compared to the prior year quarter.  Aviation sales increased by $1.0 million compared to the prior period due to the sales ramp on the General Electric LEAP engine programs, offset by customer initiated timing delays due to issues in turbo fan programs. Sales in the defense market were up $0.9 million due to contract awards received in the missile segment of the market.  Sales in the energy market decreased by $2.7 million due to reductions in demand. Looking forward, we expect customer delays will continue to impact the fourth quarter; however, based on current customer forecasts, we anticipate these programs to ramp-up starting in the first quarter of 2019.

Net sales for the nine months ended March 31, 2018 increased by $4.7 million, or 7.7%, when compared to the prior year. Aviation sales increased by 22.9% due to increased customer demand.  Total launch vehicle sales were up by 4.6% due to an increase in the development programs for the manned launch segment. Energy related sales were down $3.6 million due to lower power generation demand. Defense related sales improved by $1.0 million from the prior year due to increased sales to the defense markets.

Income from operations in the third quarter of 2018 decreased by $1.3 million, or 53.3%, when compared to the prior year quarter. Margins were negatively impacted by lower volume in both oil and gas and aviation, lower margins on development programs in space and margin pressure on legacy aviation engine programs.

Income from operations for the nine months ended March 31, 2018 decreased by $2.0 million, or 34.0%, when compared to the prior year.  The decrease in operating income is due to legacy aviation pricing pressures and unfavorable changes in product mix.

Electronics Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2018	2017	Change	2018	2017	Change
Net sales	$ 51,208	$ 32,308	58.5%	$ 144,030	$ 91,455	57.5%
Income from operations	11,173	6,499	71.9%	31,628	19,064	65.9%
Operating income margin	21.8%	20.1%		22.0%	20.8%

Net sales in the third quarter of fiscal year 2018 increased $18.9 million, or 58.5%, when compared to the prior year quarter.  Organic sales increased $4.3 million, or 13.3%.  North America sales were higher with improvements in power distribution and other markets. The Europe business continued to be strong with increasing demand across most markets. Asia sales increased with strong demand for sensor product applications. Exchange rates positively impacted sales by $2.2 million, or 6.9%. Sales increased $12.4 million, or 38.2%, due to the Standex Electronics Japan acquisition.

Net sales for the nine months ended March 31, 2018 increased $52.6 million, or 57.5%, when compared to the prior year.  Organic sales increased by $11.5 million, or 12.5%. Organic growth occurred in all major geographic areas. Foreign exchange rates positively affected sales by $4.0 million, or 4.4%. Sales increased $37.1 million, or 40.6%, due to the Standex Electronics Japan acquisition.  Looking forward, existing backlog combined with the strength of quoting activity on new business opportunities leads us to anticipate continued growth in the fourth quarter.

Income from operations in the third quarter of fiscal year 2018 increased $4.7 million, or 71.9%, when compared to the prior year quarter. Earnings improvements for the quarter were due to the higher organic sales as well as the acquisition impact and operational cost efficiencies.  Due to the strategic significance of this segment, we continue to invest in automation and projects to increase capacity to meet growth expectations.

Income from operations for the nine months ended March 31, 2018 increased $12.6 million, or 65.9%, when compared to the prior year.  The increase in operating income is due to the higher organic sales, the acquisition impact and continued operational cost improvements.

Hydraulics Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2018	2017	Change	2018	2017	Change
Net sales	$ 12,878	$ 10,507	22.6%	$ 34,969	$ 30,100	16.2%
Income from operations	1,728	1,674	3.2%	5,076	4,782	6.1%
Operating income margin	13.4%	15.9%		14.5%	15.9%

Net sales in the third quarter of fiscal year 2018 increased $2.4 million, or 22.6%, when compared to the prior year quarter. The increase is primarily due to strong demand from OEM’s in the refuse space and solid orders from the North American dump markets. New products and applications in both the refuse and dump markets also contributed to the growth. Specifically, our new pack eject cylinder for front end loading garbage trucks and others has achieved market acceptance by OEMs.

Net sales for the nine months ended March 31, 2018 increased $4.9 million, or 16.2%, when compared to the prior year.  Similar to the trending for the quarter, the increase is due to market share gains in the refuse OEM marketplace and steady growth in the North American dump markets. Moving forward we anticipate demand in our end markets to remain positive due to construction and infrastructure projects. We expect additional market share gains at the OEM level and aftermarket distribution partners.

Income from operations in the third quarter of fiscal year 2018 increased $0.1 million, or 3.2%, when compared to the prior year quarter. Strong top line growth and efficiency gains in the Tianjin China factory were mostly offset by material cost increases.  We have implemented price increases which should partially offset material price increases.  However, proposed tariffs on certain products we manufacture in China and import into the US could have a negative impact on earnings.

Income from operations for the nine months ended March 31, 2018 increased $0.3 million, or 6.1%, when compared to the prior year. The operating income increase was driven by the revenue growth during the first nine months were partially offset by material costs.

Corporate and Other

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2018	2017	Change	2018	2017	Change
Income (loss) from operations:
Corporate	$ (5,938)	$ (6,160)	(3.6%)	$ (19,917)	$ (19,244)	3.5%
Acquisition-related costs	(1,254)	(5,422)	(76.9%)	(2,962)	(6,925)	(57.2%)
Restructuring	(1,337)	(1,019)	31.2%	(6,307)	(3,077)	105.0%

Corporate expenses in the third quarter of fiscal year 2018 decreased by $0.2 million, or 3.6%, when compared to the prior year quarter primarily due to the costs of a legal settlement of $0.8 million in the prior year.

Corporate expenses for the nine months ended March 31, 2018, increased by $0.7 million, or 3.5%, when compared to the prior year.  The increase costs to support our transition from a holding to an operating company.

The restructuring and acquisition-related costs have been discussed above in the Company Overview.

Liquidity and Capital Resources

At March 31, 2018, our total cash balance was $96.3 million, of which $87.3 million was held by foreign subsidiaries.

Net cash provided by continuing operating activities for the nine months ended March 31, 2018, was $28.8 million compared to net cash provided by operating activities of $31.5 million in the prior year. We generated $59.2 million from income statement activities and used $25.4 million of cash to fund working capital increases.  Cash flow used in investing activities for the nine months ended March 31, 2018, totaled $28.0 million.  Uses of investing cash consisted primarily of capital expenditures of $21.4 million and $10.4 million for Piazza Rosa and other acquisition activities.  These uses of investing cash were partially offset by $2.2 million from proceeds of life insurance and $1.4 million from the net proceeds of the sale of a building in Cincinnati, Ohio.  We leased back the Cincinnati, Ohio building and, as a result of the transaction, recorded a $0.7 million deferred gain that will be amortized over the initial operating lease term which expires in May 2019.  Cash inflows provided by financing activities for the nine months ended March 31, 2018 were $1.9 million and included net borrowings of $9.7 million, cash paid for dividends of $6.6 million and other stock based activity, including stock repurchases, of $1.2 million.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants.  A significant drop in our adjusted earnings (as defined in our Credit Facility) would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter which could hinder our ability to make acquisitions or otherwise limit our long-term growth prospects.  Failure to comply with this covenant could result in an acceleration of the debt maturity.  As of March 31, 2018, the Company has used $8.9 million against the letter of credit sub-facility and had the ability to borrow $186.1 million under the facility based on our current trailing twelve-month EBITDA.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 3.0:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to $7.5 million, and unlimited non-cash charges including purchase accounting and goodwill adjustments.  At March 31, 2018, the Company’s Interest Coverage Ratio was 11.97:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  At March 31, 2018, the Company’s Leverage Ratio was 1.84:1.

As of March 31, 2018, we had borrowings under our facility of $205.0 million and the effective rate of interest for outstanding borrowings under the facility was 2.98%.  Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect 2018 capital spending to be between $28.0 and $30.0 million which includes amounts not spent in 2017 and includes between $2.4 and $2.2 million for our recent acquisition in Italy.  We expect that fiscal year 2018 depreciation and amortization expense will be between $21.0 and $22.0 million and $8.0 and $9.0 million, respectively.

In order to manage our interest rate exposure, we are party to $75.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.74%.

The following table sets forth our capitalization at March 31, 2018 and June 30, 2017:

(In thousands)	March 31, 2018	June 30, 2017
Long-term debt	$204,726	$191,976
Less cash and cash equivalents	96,325	88,566
Net debt (cash)	108,401	103,410
Stockholders' equity	446,407	408,664
Total capitalization	$554,808	$512,074

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $192.7 million at March 31, 2018, as compared to $195.3 million at the most recent measurement date, which occurred as of June 30, 2017. The next measurement date to determine plan benefit obligations will be on June 30, 2018.

The Company expects to pay $6.9 million in contributions to its defined benefit plans during fiscal 2018. Contributions of $0.3 million and $0.8 million were made during the three and nine months ended March 31, 2018 compared to $0.3 million and $1.0 million during the three and nine months ended March 31, 2017, respectively. Required contributions of $0.8 million will be paid to the Company’s U.K. defined benefit plan during 2018. The Company expects to make contributions during the current fiscal year of $0.2 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany respectively. Subsequent to the end of the third quarter, the Company made a $5.5 million contribution to its defined benefit plan in the U.S. to accelerate tax benefits afforded to the Company by recent tax law changes.

We have an insurance program in place to fund supplemental retirement income benefits for five retired executives.  Current executives and new hires are not eligible for this program.  At March 31, 2018, the underlying policies had a cash surrender value of $17.1 million and are reported net of loans of $8.6 million for which we have the legal right of offset, these amounts are reported net on our balance sheet.

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

Employee Relations – The Company has labor agreements with several union locals in the United States and several European employees belong to European trade unions.  There are three union contracts in the U.S. that will expire during fiscal year 2018.  We are currently negotiating one contract and are in the planning phase for other negotiations.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  Our overall transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  In the nine months ended March 31, 2018, net sales to external customers in our consolidated sales not transacted in functional currency were 3.6%.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend payments, loan payments, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At March 31, 2018, the fair value, in the aggregate, of the Company’s open foreign exchange contracts was a liability of $6.0 million.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at March 31, 2018, would not result in a material change in our operations, financial position, or cash flows.  We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we will use interest rate swap agreements to modify our exposure to interest rate movements.  The Company’s currently effective swap agreements convert our base borrowing rate on $75.0 million of debt due under our Credit Agreement from a variable rate equal to LIBOR to a weighted average rate of 1.74% at March 31, 2018.

The Company’s effective rate on variable-rate borrowings, including the impact of interest rate swaps, under the revolving credit agreement increased from 2.41% at June 30, 2017 to 2.98% at March 31, 2018.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of March 31, 2018, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's internal controls over financial reporting for an acquired business during the first year following such acquisition.  As discussed in Note 2 to the consolidated financial statements contained in this Report, the Company acquired all of the outstanding stock of the Piazza Rosa Group.  This acquisition represents approximately 1.5% and 1.4% of the Company's consolidated revenue for the three and nine months ended March 31, 2018, respectively, and approximately 1.8% of the Company's consolidated assets at March 31, 2018.  Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s internal controls over financial reporting as of March 31, 2018 excludes any evaluation of the internal control over financial reporting of the Piazza Rosa Group.

There was no change in the Company's internal control over financial reporting during the quarterly period ended March 31, 2018 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended March 31, 2018
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - January 31, 2018	416	$ 104.50	416	$ 87,757,997

February 1 – February 28, 2018	391	$ 101.71	391	87,718,229

March 1 – March 31, 2018	-	$ -	-	87,718,229

Total	807	$ 103.15	807	$ 87,718,229

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

ITEM 6.EXHIBITS

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

STANDEX INTERNATIONAL CORPORATION

Date:	May 1, 2018	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	May 1, 2018	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer/Assistant Treasurer