Form 10-K
period 2018-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2018-08-28
CIK 310354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018	Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its Charter)

DELAWARE	31-0596149
(State of incorporation)	(I.R.S. Employer Identification No.)

11 KEEWAYDIN DRIVE, SALEM, NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

(603) 893-9701
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $1.50 Per Share	New York Stock Exchange

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.YES [X]     NO [  ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.YES [   ]     NO [X]

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

Large accelerated filer  X                    Accelerated filer                        Non-accelerated filer __                  Smaller Reporting Company __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES [   ]     NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at the close of business on December 29, 2017 was approximately $1,288,543,257.  Registrant’s closing price as reported on the New York Stock Exchange for December 29, 2017 was $101.85 per share.

The number of shares of Registrant's Common Stock outstanding on August 22, 2018 was 12,826,411 .

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2018 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report.

Forward Looking Statement

Statements contained in this Annual Report on Form 10-K that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company’s business and the results of its operations and that may cause the actual results of operations in future periods to differ materially from those currently expected or anticipated.  These factors include, but are not limited to: materially adverse or unanticipated legal judgments, fines, penalties or settlements; conditions in the financial and banking markets, including fluctuations in exchange rates and the inability to repatriate foreign cash; domestic and international economic conditions, including the impact, length and degree of economic downturns on the customers and markets we serve and more specifically conditions in the food service equipment, automotive, construction, aerospace, energy, oil and gas, transportation, consumer appliance and general industrial markets; lower-cost competition; the relative mix of products which impact margins and operating efficiencies in certain of our businesses; the impact of higher raw material and component costs, particularly steel, petroleum based products and refrigeration components; an inability to realize the expected cost savings from restructuring activities including effective completion of plant consolidations, cost reduction efforts including procurement savings and productivity enhancements, capital management improvements, strategic capital expenditures, and the implementation of lean enterprise manufacturing techniques; the inability to achieve the savings expected from global sourcing of raw materials and diversification efforts in emerging markets; the impact on cost structure and on economic conditions as a result of actual and threatened increases in trade tariffs; the inability to attain expected benefits from strategic alliances or acquisitions and the inability to effectively consummate and integrate such acquisitions and achieve synergies envisioned by the Company; market acceptance of our products; our ability to design, introduce and sell new products and related product components; the ability to redesign certain of our products to continue meeting evolving regulatory requirements; the impact of delays initiated by our customers; and our ability to increase manufacturing production to meet demand; and potential changes to future pension funding requirements.  In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

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

We are a leading manufacturer of a variety of products and services for diverse commercial and industrial markets.  We have 12 operating business units, aggregated and organized for reporting purposes into five segments:  Food Service Equipment, Engraving, Engineering Technologies, Electronics and Hydraulics.  Overall management, strategic development and financial control are led by the executive staff at our corporate headquarters in Salem, New Hampshire.

Our long-term strategy is to enhance shareholder value by building larger, more profitable industrial platforms through a value creation system that assists management in meeting specific corporate and business unit financial and strategic performance goals in order to create, improve, and enhance shareholder value.  The Standex Value Creation System is a standard methodology which provides consistent tools used throughout the company in order to achieve our organization’s goals.  The Standex Value Creation System employs four components: Balanced Performance Plan, Standex Growth Disciplines, Standex Operational Excellence, and Standex Talent Management.  The Balanced Performance Plan process aligns annual goals throughout the business and provides a standard reporting, management and review process.  It is focused on setting and meeting annual and quarterly targets that support our short and long-term goals.  The Standex Growth Disciplines use a set of tools and processes including market maps, growth laneways, and market tests to identify opportunities to expand the business organically and through acquisitions.  Standex Operational Excellence employs a standard playbook and processes, including LEAN, to eliminate waste and improve profitability, cash flow and customer satisfaction.  Finally, the Standex Talent Management process is an organizational development process that provides training, development, and succession planning for our employees throughout our worldwide organization.  The Standex Value Creation System ties all disciplines in the organization together under a common umbrella by providing standard tools and processes to deliver our business objectives.

It is our objective to grow larger and more profitable business units through both organic initiatives and acquisitions.  We seek to identify and implement organic growth initiatives such as new product development, geographic expansion, introduction of products and technologies into new markets and applications, key accounts and strategic sales channel partners.  Also, we have a long-term objective to create sizable business platforms by adding strategically aligned or “bolt on” acquisitions to strengthen the individual businesses, create both sales and cost synergies with our core business platforms, and accelerate their growth and margin improvement.  We look to drive continuous improvement within our core business platforms, accelerate growth and improve margins.  We have a particular focus on identifying and investing in opportunities that complement our products and will increase the global presence and capabilities of our businesses.  From time to time, we have divested, and likely will continue to divest, businesses that we feel are not strategic or do not meet our growth and return expectations.

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

Standex Operational Excellence drives continuous improvement in the efficiency of our businesses.  We recognize that our businesses are competing in a global economy that requires us to improve our competitive position.  We have deployed a number of management competencies to drive improvements in cost structure of our business units including operational excellence through lean enterprise, the use of low cost manufacturing facilities in countries such as Mexico and China, the consolidation of manufacturing facilities to achieve economies of scale and leveraging of fixed infrastructure costs, alternate sourcing to achieve procurement cost reductions, and capital improvements to increase productivity in both the shop floor and back-office.

The Company’s strong historical cash flow has been a cornerstone for funding our capital allocation strategy.  We use cash flow generated from operations to fund the strategic growth programs described above, including acquisitions and investments for organic growth, maintenance of our capital assets and to return cash to our shareholders through the payment of dividends and stock buybacks.

Please visit our website at www.standex.com to learn more about us or to review our most recent SEC filings.  The information on our website is for informational purposes only and is not incorporated into this Annual Report on Form 10-K.

Description of Segments

Food Service Equipment

Food Service Equipment is a provider of refrigeration, cooking, display merchandising and component pumps for the Commercial Food Service and Life Sciences markets.

Our products are used throughout the entire commercial food service process – from storage, to preparation, to cooking and to display.  We focus on the challenges of enabling retail and food service establishments to provide food and beverages that are fresh and appealing while at the same time providing for food safety, and energy efficiency.  In the scientific markets, our product portfolio is used to control the temperatures of critical health care products, medicines and laboratory samples.

In recent years, much of this segment has experienced head winds and operational challenges—especially with regard to standard products.  We have invested in order to improve margin performance in these standard products businesses.  At the same time, we plan to invest in further growing our differentiated products businesses through new product development, geographic expansion and selective acquisitions.

Food Service Locations

Food Service Equipment and Scientific products are manufactured in Hudson, WI; New Albany, MS; Summerville, SC; Nogales, Mexico; Simpsonville, SC; San Antonio, TX; Belleville, WI; and Mountmellick, Ireland. In addition, we have our culinary demonstration center in Allen, TX where we work with customers on design and use of select products.

Markets and Applications

The commercial food service equipment that we design and manufacture is utilized in restaurants, convenience stores, quick-service restaurants, supermarkets, drug stores and institutions such as hotels, hospitals, and school cafeterias. The life science equipment that we design and manufacture is used in hospitals, pharmacies, clinical laboratories, reference laboratories, physicians’ offices and other clinical testing facilities.

Brands

NorLake®, Master-Bilt®, Lab Research products (LRP), American BioTech Supply (ABS), Cryosafe, CryoGuard, NorLake Scientific®, APW Wyott®, Bakers Pride®, Tri-Star, BKI®, Barbecue King, Ultrafryer®, Federal and Procon®.

Products

refrigerated reach-in and under counter refrigerated cabinets, cases, display units, walk-in coolers and freezers;

cold storage equipment for use in the life sciences

commercial ovens, char broilers, ranges, griddles, toasters, warmers, roller grills and countertop merchandisers used in cooking, toasting, warming and merchandising food;

commercial cook and hold units, rotisseries, pressure fryers, ovens and baking equipment;

commercial deep fryers for restaurant and commercial installations;

merchandizing display cases for bakery, deli and confectionary products; and

pump systems used in beverage and industrial fluid handling applications.

Customers

Food Service Equipment products are sold to end-users, dealers, buying groups, consultants, government agencies and manufacturers.

Engraving

Standex Engraving Mold-Tech creates textures and surface finishes on tooling to enhance the beauty and function of a wide range of consumer goods and automotive products.  Standex Engraving Mold-Tech focuses on continuing to meet the needs of a changing marketplace by offering experienced craftsmanship while investing in the latest technology. Our growth strategy is to continue to expand our capacity to service our customers both organically and inorganically across our global market and to innovate new technologies to enhance the functionalization of surface textures. We are one company operating in 27 countries using the same approach to service of our customers to guarantee harmony on global programs.

Markets and Applications

Standex Engraving Mold-Tech has become the global leader by offering a full range of services to Original Equipment Manufacturers (OEM) markets. From start to finish, these services include the design of bespoke textures, the verification of the texture on a prototype, engraving the mold, enhancing and polishing it, and then offering on-site try-out support with ongoing tool maintenance and texture repair capabilities.

Specialized Standex Engraving Mold-Tech companies and brands also include:

Piazza Rosa and World Client Services which offer laser engraving and tool finishing in Europe and Mexico.

Innovent, located in North America and Europe, is a specialized supplier of tools and machines used to produce diapers and products that contain absorbent materials between layers of non-woven fabric. This engineering and manufacturing company provides innovative solutions to hygiene, aerospace and various industrial clients around the world.

Products and Services

Laser Engraving offers superior features previously unavailable on products, such as multiple gloss levels, the elimination of paint and optimized scratch performance, including the ability to create nano-finishes to enhance function.

Chemical Engraving produces carefully designed textures and finishes without seams or distortion. Exclusive to Standex Engraving Mold-Tech, Digital Transfer Technology guarantees consistency, pattern integrity and texture harmony around the world.

Architexture Design Studio uses proprietary technology with proven expertise to create and test custom textures. An original texture is designed to offer beauty and function, then a graphic hybrid of the texture is wrapped on digital 3D forms using Fit-to-Form technology. The texture is printed out using Rapid Texture Prototype technology to create a large-format skin that can be wrapped on a model for testing. This verification process is called Model-Tech® which is exclusive to Standex Engraving Mold-Tech.

Tool Enhancement services increase the wear resistance of the mold. Processes include Primeform anti-scratch, laser hardening in localized areas, Tribocoat® and Release Coat.

Tool Finishing and ongoing support allows customers to achieve outstanding quality while saving valuable time. These services include laser micro-welding, polishing and lapping, laser cladding to accommodate engineering changes, mold assembly, tool management, maintenance, texture repair and on-site support. Zero Parting Line is an exclusive Standex Engraving Mold-Tech process that eliminates the appearance of matched-insert parting lines.

Nickel Shell Molds are specifically designed to withstand extreme production conditions and extend the life of the mold. Slush molds, IMG molds, IMGL molds and IMC molds are also produced. Standex Engraving Mold-Tech is the only nickel shell supplier in three global locations: Portugal, USA and China.

Customers

This division has become the global leader by offering a full range of services to Original Equipment Manufacturers (OEM), product designers, Tier One Suppliers and Toolmakers all around the world.

Engineering Technologies

The Engineering Technologies Group, “ETG”, is a provider of innovative, turnkey metal-formed solutions for OEM and Tier-1 manufacturers on their advanced engineering designs.

ETG solutions seek to reduce input weight and material cost, lower part count, and reduce complexity for unique customer design challenges often involving exotic materials, large dimensions, large thicknesses or thin-wall construction, complex shapes and contours, and/or single-piece construction requirements. We devise and manufacture these cost-effective components and assemblies by combining a portfolio of best-in-class forming technologies, vertically integrated manufacturing processes, proven forming technical experience, and on-site technical and design assistance.

We plan to grow Engineering Technologies Group by identifying new cutting-edge solutions for our metal-forming capabilities in existing and adjacent markets via customer and research collaborations, as well as by increasing market share within strategic relationships in priority market segments through customer intimacy and technical education initiatives.

Our segment is comprised of two businesses including Spincraft, with locations in North Billerica, MA, New Berlin, WI, and Newcastle upon Tyne in the U.K, as well as Enginetics, located in Huber Heights, OH.

Markets and Applications

Engineering Technologies Group products serve applications within the space, aviation, defense, energy, medical, and general industrial markets.

-The space market we serve is comprised of components for space launch systems,

-Our aviation market includes a large portfolio of components and assemblies for OEM turbine engines,

-The defense market we serve covers a wide spectrum of metal applications,

-The energy market includes components and assemblies for new and MRO gas turbines, as well as solutions for oil & gas exploration operations.

Brands

This business unit’s names are Spincraft and Enginetics.

Products

-fuel tanks, tank domes, combustion liners, nozzles, and crew vehicle structures

-seals, heat shields, and combustor elements, as well as aerostructures, including air intake lipskins

-missile nose cones and fabrications, large dimension exhaust systems, navy-nuclear propulsion, and others

-components and assemblies for new and MRO gas turbines, as well as solutions for oil & gas exploration operations

-MRI scanner vessel ends, shields, and centrifuge bowls

Customers

Engineering Technologies components are sold directly to large space, aviation, defense, energy and medical companies, or suppliers to those companies.

Electronics

Electronics is a global component and value-added solutions provider of custom magnetic sensing and power conversion components and assemblies.  We are focused on designing, engineering, and manufacturing innovative electro-magnetic solutions, components and assemblies to solve our customers’ application needs with an absolute commitment to a customer first attitude through the Partner/Solve/Deliver® approach.

We continue to expand this business through organic growth with current customers, new customers, developing new products and technologies, geographic expansion, and inorganic growth through strategic acquisitions.

Components are manufactured in plants located in the USA, Mexico, the U.K., Germany, Japan and China.

Markets and Applications

The diverse products and vertically integrated manufacturing capabilities offered for engineered solutions are vital to an array of markets for providing safe and efficient power transformation, current monitoring, isolation, as well as sensors to monitor systems for function and safety.  The end-user is typically an OEM industrial equipment manufacturer.  End-user markets include, but are not limited to transportation, smart-grid, alternative energy, appliances, HVAC, security, military, medical, aerospace, test and measurement, power distribution, and general industrial applications.

Brands

Business unit names are Standex Electronics, Standex-Meder Electronics, Northlake Engineering, Standex Electronics Japan, and world renown reed switch product brands of MEDER, KENT, and KOFU switches.

Products

The magnetic sensing products employ technologies such as reed switch, Hall Effect, inductive, conductive and other technologies.  Sensing based solutions include a complete portfolio of reed relays, fluid level, proximity, motion, flow, HVAC condensate, hydraulic pressure differential as well as custom electronics sensors containing these technologies. The magnetics or power conversion products include custom wound transformers and inductors for low and high frequency applications, current sense technology, advanced planar transformer technology, value added assemblies, and mechanical packaging.

Customers

The business sells to a wide variety of automotive, industrial, medical, power and consumer goods customers globally through a direct sales force, regional sales managers, and field applications engineers, commissioned agents, representative groups, and distribution channels.

Hydraulics

The Hydraulics segment is a leading global manufacturer of mobile hydraulic cylinders and complete hydraulic systems for the heavy off-road construction and refuse markets.

We are focused on custom designs and manufacturing of products that meet customer specific requirements or applications. Our in house custom design abilities and responsiveness to our customers’ needs drive our continuous top line growth opportunities. We leverage our full line of products for the dump truck and trailer market and deep expertise in their application to expand into new markets, targeting the most challenging custom applications. Our flexible design capability, global supply chain and speed to market enable us to be successful in our expansion efforts. Our team is dedicated to superior customer service through our technical engineering support and on-time delivery.

We plan to grow Hydraulics by expanding our cylinder offering, completing the hydraulics system with wet kits and sensors.

We manufacture our cylinders in Hayesville, OH and Tianjin, China.

Markets and Applications

Industries that use our products are construction equipment, refuse, airline support, mining, oil and gas, and other material handling applications. Our products are utilized by OEMs on vehicles such as dump trucks, dump trailers, bottom dumps, garbage trucks (both recycling and rear loader), container roll off vehicles, hook lift trucks, liquid waste handlers, vacuum trucks, compactors, balers, airport catering vehicles, container handling equipment for airlines, lift trucks, yard tractors, and underground mining vehicles.

Brands

Our products are marketed through the Custom Hoists® brand.

Products

Products include single and double acting telescopic and piston rod hydraulic cylinders. Additionally, we manufacture specialty pneumatic cylinders and promote complete wet line kits, which are complete hydraulic systems that include a pump, valves, hoses and fittings.

Customers

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

International Operations

We have international operations in all of our business segments.  International operations are conducted at 60 locations, in Europe, Canada, China, Japan, India, Southeast Asia, Korea, Australia, Mexico, Brazil, and South Africa.  See the Notes to Consolidated Financial Statements for international operations financial data.  Our net sales from international operations increased from 31% in 2017 to 32% in 2018.  International operations are subject to certain inherent risks in connection with the conduct of business in foreign countries including, exchange controls, price controls, limitations on participation in local enterprises, nationalizations, expropriation and other governmental action, restrictions of repatriation of earnings, and changes in currency exchange rates.

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

Environmental Matters

Based on our knowledge and current known facts, we believe that we are presently in substantial compliance with all existing applicable environmental laws and regulations and do not anticipate (i) any instances of non-compliance that will have a material effect on our future capital expenditures, earnings or competitive position or (ii) any material capital expenditures for environmental control facilities.

Financial Information about Geographic Areas

Information regarding revenues from external customers attributed to the United States, all foreign countries and any individual foreign country, if material, is contained in the Notes to Consolidated Financial Statements for “Industry Segment Information.”

Number of Employees

As of June 30, 2018, we employed approximately 5,600 employees of which approximately 2,100 were in the United States.  About 270 of our U.S. employees were represented by unions. Approximately 42% of our production workforce is situated in low-cost manufacturing regions such as Mexico and Asia.

Executive Officers of Standex

The executive officers of the Company as of June 30, 2018 were as follows:

Name	Age	Principal Occupation During the Past Five Years
David Dunbar	56	President and Chief Executive Officer of the Company since January 2014. President of the Valves and Controls global business unit of Pentair Ltd from 2009 through 2013.
Thomas D. DeByle	58	Vice President and Chief Financial Officer of the Company since March 2008.
Alan J. Glass	54	Vice President, Chief Legal Officer and Secretary of the Company since April 2016. Vice President, General Counsel and Secretary of CIRCOR International, Inc. from 2000 through 2016.
Ross McGovern	40

Vice President, Chief Human Resources Officer of the Company since August 2015.  Director of Human Resources of Keurig Green Mountain 2015, Vice President of Human Resources of Datacolor from 2012 through 2015, and Global Human Resources Manager of R&D GE Healthcare, Medical Diagnostics, a subsidiary of General Electric from 2009 through 2011.

Sean Valashinas	47	Chief Accounting Officer and Assistant Treasurer of the Company since October 2007.
Paul Burns	45

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

The U.S. Securities and Exchange Commission (the “SEC”) maintains an internet website at www.sec.gov that contains our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and all amendments thereto.  All reports that we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Standex’s internet website address is www.standex.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and all amendments thereto, are available free of charge on our website as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.  In addition, our code of business conduct, our code of ethics for senior financial management, our corporate governance guidelines, and the charters of each of the committees of our Board of Directors (which are not deemed filed by this reference), are available on our website and are available in print to any Standex shareholder, without charge, upon request in writing to “Chief Legal Officer, Standex International Corporation, 11 Keewaydin Drive, Salem, New Hampshire, 03079.”

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

Recessionary economic conditions, with or without a tightening of credit, could adversely impact major markets served by our businesses, including cyclical markets such as automotive, aviation, energy and power, heavy construction vehicle, general industrial, consumer appliances and food service.  An economic recession could adversely affect our business by:

•reducing demand for our products and services, particularly in markets where demand for our products and services is cyclical;

•causing delays or cancellations of orders for our products or services;

•reducing capital spending by our customers;

•increasing price competition in our markets;

•increasing difficulty in collecting accounts receivable;

•increasing the risk of excess or obsolete inventories;

•increasing the risk of impairment to long-lived assets due to reduced use of manufacturing facilities;

•increasing the risk of supply interruptions that would be disruptive to our manufacturing processes; and

•reducing the availability of credit and spending power for our customers.

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

Our revolving credit facility contains covenants that restrict our activities, including our ability to:

•incur additional indebtedness;

•make investments, including acquisitions;

•create liens;

•pay cash dividends to shareholders unless we are compliant with the financial covenants set forth in the credit facility; and

•sell material assets.

Our global operations subject us to international business risks.

We operate in 60 locations outside of the United States in Europe, Canada, China, Japan, India, Singapore, Korea, Australia, Mexico, Brazil, Turkey, Malaysia, and South Africa.  If we are unable to successfully manage the risks inherent to the operation and expansion of our global businesses, those risks could have a material adverse effect on our results of operations, cashflow or financial condition.  These international business risks include:

•fluctuations in currency exchange rates;

•changes in government regulations;

•restrictions on repatriation of earnings;

•import and export controls;

•political, social and economic instability;

•potential adverse tax consequences;

•difficulties in staffing and managing multi-national operations;

•unexpected changes in zoning or other land-use requirements;

•difficulties in our ability to enforce legal rights and remedies; and

•changes in regulatory requirements.

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

Current and threatened tariffs on components and finished goods from China and other countries could result in lower net sales, profits and cash flows and could impair the value of our investments in our Chinese operations.

As part of our low-cost country sourcing strategy, we (i) maintain manufacturing facilities in China and (ii) import certain components and finished goods from our own facilities and third-party suppliers in China.  Many of the components and finished goods we import from China are subject to tariffs recently enacted by the United States government as well as additional proposed tariffs.  While we attempt to pass on these additional costs to our customers, competitive factors (including competitors who import from other countries not subject to such tariffs) may limit our ability to sustain price increases and, as a result, may adversely impact our net sales, profits and cash flows.  In addition, the maintenance of such tariffs over the long-term could impair the value of our investments in our Chinese operations.

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

Integration of acquired companies involves several risks, including:

•inability to operate acquired businesses profitably;

•failure to accomplish strategic objectives for those acquisitions;

•unanticipated costs relating to acquisitions or to the integration of the acquired businesses;

•difficulties in achieving planned cost savings synergies and growth opportunities; and

•possible future impairment charges for goodwill and non-amortizable intangible assets that are recorded due to acquisitions.

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

Certain of our products are subject to regulations promulgated by administrative agencies such as the Department of Energy, Occupational Health and Safety Administration and the Food and Drug Administration.  Such regulations, among other matters, specify requirements regarding energy efficiency and product safety.  Regulatory violations could result in financial penalties and other enforcement actions.  We could be required to halt production of one or more products until a violation is cured.  Although we attempt to produce our products in compliance with these requirements, the costs of curing violations or resolving enforcement actions that might be initiated by administrative agencies could be substantial.

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

The trading price of our common stock has been volatile and may become volatile again in the future.  The trading price of our common stock could decline or fluctuate in response to a variety of factors, including:

•our failure to meet the performance estimates of securities analysts;

•changes in financial estimates of our net sales and operating results or buy/sell recommendations by securities analysts;

•fluctuations in our quarterly operating results;

•substantial sales of our common stock;

•changes in the amount or frequency of our payment of dividends or repurchases of our common stock;

•general stock market conditions; or

•other economic or external factors.

Decreases in discount rates and actual rates of return could require an increase in future pension contributions to our pension plans which could limit our flexibility in managing our Company.

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

Our information technology networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations.  Cybersecurity threats are persistent, evolve quickly, and include, but are not limited to, computer viruses, ransomware, attempts to access information, denial of service and other electronic security breaches.  These events could disrupt our operations or customers and other third-party IT systems in which we are involved and could negatively impact our reputation among our customers and the public which could have a negative impact on our financial conditions, results of operations, or liquidity.

We are subject to increasing regulation associated with data privacy and processing, the violation of which could result in significant penalties and harm our reputation.

Regulatory scrutiny of privacy, data protection, collection, use and sharing of data is increasing on a global basis. Like all global companies, we are subject to a number of laws, rules and directives (“privacy laws”) relating to the collection, use, retention, security, processing and transfer (“processing”) of personally identifiable information about our employees, customers and suppliers (“personal data”) in the countries where we operate.  The most notable of these privacy laws is the EU’s General Data Protection Regulation (“GDPR”), which came into effect in 2018.  GDPR extends the scope of the EU data protection law to all foreign companies processing data of EU residents and imposes a strict data protection compliance regime with severe penalties for non-compliance of up to the greater of 4% of worldwide turnover and €20 million.  While we continue to strengthen our data privacy and protection policies and to train our personnel accordingly, a determination that there have been violations of GDPR or other privacy or data protection laws could expose us to significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our results of operations and reputation.

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

We are subject to several provisions in our charter documents, Delaware law and our credit facility that may discourage, delay or prevent a merger, acquisition or change of control that a stockholder may consider favorable.  These anti-takeover provisions include:

•maintaining a classified board and imposing advance notice procedures for nominations of candidates for election as directors and for stockholder proposals to be considered at stockholders' meetings;

•a provision in our certificate of incorporation that requires the approval of the holders of 80% of the outstanding shares of our common stock to adopt any agreement of merger, the sale of substantially all of the assets of the Company to a third party or the issuance or transfer by the Company of voting securities having a fair market value of $1 million or more to a third party, if in any such case such third party is the beneficial owner of 10% or more of the outstanding shares of our common stock, unless the transaction has been approved prior to its consummation by all of our directors;

•requiring the affirmative vote of the holders of at least 80% of the outstanding shares of our common stock for stockholders to amend our amended and restated by-laws;

•covenants in our credit facility restricting mergers, asset sales and similar transactions; and

•the Delaware anti-takeover statute contained in Section 203 of the Delaware General Corporation Law.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We have a total of 107 facilities, of which we operate 89 manufacturing plants and warehouses located throughout the United States, Europe, Canada, Australia, Southeast Asia, Korea, Japan, China, India, Brazil, South Africa, and Mexico. The Company owns 21 of the facilities and the balance are leased.  For the year ended June 30, 2018 the approximate building space utilized by each segment is as follows:

		Area in Square Feet (in thousands)
Segment location	Number of Facilities	Leased	Owned	Total
EMEA(1)	1	13	-	13
Other Americas	1	-	127	127
United States	16	441	790	1,231
Food Service Equipment	18	454	917	1,371
Asia Pacific	16	279	-	279
EMEA(1)	21	363	35	398
Other Americas	6	89	-	89
United States	6	76	99	175
Engraving	49	807	134	941
EMEA(1)	3	80	-	80
United States	6	243	171	414
Engineering Technologies	9	323	171	494
Asia Pacific	11	77	29	106
EMEA(1)	5	8	88	96
Other Americas	2	5	56	61
United States	4	61	30	91
Electronics	22	151	203	354
Asia Pacific	2	76	-	76
Other Americas	1	1	-	1
United States	5	15	101	116
Hydraulics	8	92	101	193
United States	1	12	-	12
Corporate & Other	1	12	-	12
Total	107	1,839	1,526	3,365

(1)   EMEA consists Europe, Middle East and S. Africa.

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

PART II

Item 5.  Market for Standex Common Stock

Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market in which the Common Stock of Standex is traded is the New York Stock Exchange under the ticker symbol “SXI”.  The high and low sales prices for the Common Stock on the New York Stock Exchange and the dividends paid per Common Share for each quarter in the last two fiscal years are as follows:

	Common Stock Price Range				Dividends Per Share
	2018		2017
Year Ended June 30	High	Low	High	Low	2018	2017
First quarter	$ 109.30	$ 89.70	$ 93.29	$ 80.90	$ 0.16	$ 0.14
Second quarter	110.00	98.38	97.55	74.35	0.18	0.16
Third quarter	106.90	93.15	101.24	85.80	0.18	0.16
Fourth quarter	106.40	89.40	100.30	84.30	0.18	0.16

The approximate number of stockholders of record on July 31, 2018 was 1,630.

Additional information regarding our equity compensation plans is presented in the Notes to Consolidated Financial Statements under the caption “Stock-Based Compensation and Purchase Plans” and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities (1)
Quarter Ended June 30, 2018
Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2018	-	$ -	-	$ 87,718,229
May 1 - May 31, 2018	5,290	99.27	5,290	87,193,091
June 1 - June 30, 2018	1,136	105.20	1,136	87,073,584
TOTAL	6,426	$ 100.32	6,426	$ 87,073,584

(1)  The Company has a Stock Buyback Program (the “Program”) which was originally announced on January 30, 1985 and most recently amended on April 26, 2016.  Under the Program, the Company is authorized to repurchase up to an aggregate of $100 million of its shares.  Under the program, purchases may be made from time to time on the open market, including through 10b5-1 trading plans, or through privately negotiated transactions, block transactions, or other techniques in accordance with prevailing market conditions and the requirements of the Securities and Exchange Commission. The Board’s authorization is open-ended and does not establish a timeframe for the purchases. The Company is not obligated to acquire a particular number of shares, and the program may be discontinued at any time at the Company’s discretion.

The following graph compares the cumulative total stockholder return on the Company’s Common Stock as of the end of each of the last five fiscal years, with the cumulative total stockholder return on the Standard & Poor’s Small Cap 600 (Industrial Segment) Index and on the Russell 2000 Index, assuming an investment of $100 in each at their closing prices on June 30, 2013 and the reinvestment of all dividends.

Item 6.  Selected Consolidated Financial Data

Selected financial data for the five years ended June 30, is as follows:

See Item 7 for discussions on comparability of the below.

	2018	2017	2016	2015	2014
SUMMARY OF OPERATIONS (in thousands)
Net sales
Food Service Equipment	$396,866	$ 380,970	$ 381,867	$ 408,706	$ 377,848
Engraving	136,275	105,943	124,120	110,781	109,271
Engineering Technologies	90,781	90,506	82,235	97,018	79,642
Electronics	196,291	136,689	118,319	114,196	114,881
Hydraulics	48,169	41,150	45,045	41,441	34,538
Total	$868,382	$ 755,258	$ 751,586	$ 772,142	$ 716,180
Gross profit	301,801	$ 252,754	$ 252,253	$ 247,486	$ 238,269
Operating income (loss)
Food Service Equipment	$34,853	$ 33,436	$ 40,142	$ 37,456	$ 38,203
Engraving	28,966	25,584	29,579	24,250	22,145
Engineering Technologies	6,449	9,662	8,258	13,097	12,676
Electronics	45,310	27,663	21,104	20,884	19,732
Hydraulics	7,316	6,712	7,947	7,013	5,781
Restructuring (1)	(7,594)	(5,825)	(4,232)	(3,443)	(10,077)
Gain on sale of real estate	-	652	-	-	-
Acquisition related expenses	(3,749)	(7,843)	-	-	-
Other operating income (expense), net	-	-	(7,458)	438	3,462
Corporate and Other	(27,512)	(25,015)	(24,996)	(21,051)	(26,054)
Total	84,039	65,026	$ 70,344	$ 78,644	$ 65,868
Interest expense	(8,030)	(4,043)	(2,871)	(3,161)	(2,249)
Other non-operating (loss) income	1,243	949	1,052	634	4,184
Provision for income taxes	(40,620)	(15,355)	(16,295)	(20,874)	(18,054)
Income from continuing operations	36,632	46,577	52,230	55,243	49,749
Income/(loss) from discontinued operations	(28)	(32)	(174)	(500)	(6,883)
Net income	$ 36,604	$ 46,545	$ 52,056	$ 54,743	$ 42,866

(1) See discussion of restructuring activities in Note 15 of the consolidated financial statements.

	2018	2017	2016	2015	2014
PER SHARE DATA
Basic
Income from continuing operations	$ 2.88	$ 3.68	$ 4.12	$ 4.37	$ 3.94
Income/(loss) from discontinued operations	-	-	(0.01)	(0.04)	(0.55)
Total	$ 2.88	$ 3.68	$ 4.11	$ 4.33	$ 3.39

Diluted
Income from continuing operations	$ 2.86	$ 3.65	$ 4.09	$ 4.31	$ 3.89
Income/(loss) from discontinued operations	-	-	(0.01)	(0.04)	(0.54)
Total	$ 2.86	$ 3.65	$ 4.08	$ 4.27	$ 3.35

Dividends declared	$ 0.70	$ 0.62	$ 0.54	$ 0.46	$ 0.38

	2018	2017	2016	2015	2014
BALANCE SHEET (in thousands)
Total assets	$ 916,937	$ 867,676	$ 690,457	$ 659,063	$ 577,785

Accounts receivable	134,228	127,060	103,974	110,478	107,674
Inventories	127,223	119,401	105,402	108,305	97,065
Accounts payable	89,707	96,487	77,099	80,764	85,206
Goodwill	251,762	242,690	157,354	154,732	125,965

Long-term debt	$ 193,772	$ 191,976	$ 92,114	$ 101,753	$ 44,681
Total debt	193,772	191,976	92,114	101,753	44,681
Less cash	109,602	88,566	121,988	96,128	74,260
Net debt (cash)	$ 84,170	$ 103,410	$ (29,874)	$ 5,625	$ (29,579)

Stockholders' equity	$ 450,795	$ 408,664	$ 369,959	$ 348,570	$ 340,726

KEY STATISTICS	2018	2017	2016	2015	2014
Gross profit margin	34.8%	33.5%	33.6%	32.1%	33.3%
Operating income margin	9.7%	8.6%	9.4%	10.2%	9.2%

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading manufacturer of a variety of products and services for diverse commercial and industrial markets.  We have twelve operating business units, aggregated and organized for reporting purposes into five reportable segments:  Food Service Equipment, Engraving, Engineering Technologies, Electronics and Hydraulics.  Overall management, strategic development and financial control are led by the executive staff at our corporate headquarters located in Salem, New Hampshire.

Our long-term strategy is to build larger industrial platforms through a value creation system that assists management in meeting specific corporate and business unit financial and strategic performance goals in order to create, improve, and enhance shareholder value.  The Standex Value Creation System is a standard methodology which provides consistent tools used throughout the company in order to achieve our organization’s goal of transforming from its historic roots as a holding company to an efficient operating company.  The Standex Value Creation System employs four components: Balanced Performance Plan, Standex Growth Disciplines, Standex Operational Excellence, and Standex Talent Management.  The Balanced Performance Plan process aligns annual goals throughout the business and provides a standard reporting, management and review process.  It is focused on setting and meeting annual and quarterly targets that support our short and long term goals.  The Standex Growth Disciplines use a set of tools and processes including market maps, growth laneways, and market tests to identify opportunities to expand the business organically and through acquisitions.  Standex Operational Excellence employs a standard playbook and processes, including LEAN, to eliminate waste and improve profitability, cash flow and customer satisfaction.  Finally, the Standex Talent Management process is an organizational development process that provides training, development, and succession planning for our employees throughout our worldwide organization.  The Standex Value Creation System ties all disciplines in the organization together under a common umbrella by providing standard tools and processes to deliver our business objectives. Through the use of our Standex Value Creation System, we have developed a balanced approach to value creation.  While we intend to continue investing acquisition capital in high margin and growth segments such as Electronics and Engraving, we will continue to support all of our businesses as they enhance value through deployment of our GDP+ and OpEx playbooks.

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

oAs part of our ongoing strategy, we acquired Italy-based Piazza Rosa Group (“Piazza Rosa”) in July 2017. The privately held company is a leading provider of mold, tool treatment and finishing services for the automotive and consumer products markets. The combination of these competencies with Standex Engraving’s worldwide presence and texturizing capabilities creates a global tool finishing service leader. The acquisition also opens additional opportunities in the broader surface engineering market. The Piazza Rosa Group’s results are reported within our Engraving segment.

As part of our ongoing strategy, we acquired all of the outstanding shares of Oki Sensor Device Corporation from OKI Electric Industry Co., Ltd. during the third quarter of fiscal year 2017.  Located in Kofu City, Japan, OKI Sensor Device Corporation is the world’s leading designer and supplier of magnetic reed switches.  Now named Standex Electronics Japan Corporation, (“Standex Electronics Japan”) the acquisition enhances the Company’s access to important Asian markets and enables the Company to offer a world class suite of reed switches and related magnetic sensors while continuing to serve Standex Electronics Japan’s diverse distribution channels.  Standex Electronics Japan’s results are reported within our Electronics segment.

During our second quarter of 2017, we acquired Horizon Scientific, Inc., (“Horizon Scientific”) a South Carolina-based supplier of laboratory refrigerators and freezers, as well as cryogenic equipment for the scientific, bio-medical and pharmaceutical markets.  We have included the operating results of Horizon Scientific in our Food Service Equipment segment in our Condensed Consolidated Financial Statements.  Horizon Scientific expands our access to higher-margin refrigeration markets in the growing scientific sector that provides solutions for exacting temperature storage requirements.  Horizon Scientific’s products complement the scientific offerings in our Nor-Lake division.

During the first quarter of fiscal year 2017, we sold our U.S. Roll Plate and Machinery (“RPM”) business, as it was not strategic, and did not meet our growth and return expectations.  This divestiture also allows our Engraving management to focus on higher growth and better return businesses within the segment.

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

Standex Operational Excellence drives continuous improvement in the efficiency of our businesses, both on the shop floor and in the office environment.  We recognize that our businesses are competing in a global economy that requires us to improve our competitive position.  We have deployed a number of management competencies to drive improvements in the cost structure of our business units including operational excellence through lean enterprise, the use of low cost manufacturing facilities, the consolidation of manufacturing facilities to achieve economies of scale and leveraging of fixed infrastructure costs, alternate sourcing to achieve procurement cost reductions, and capital improvements to increase productivity.

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

Unless otherwise noted, references to years are to fiscal years.

Consolidated Results from Continuing Operations (in thousands):

	2018	2017	2016
Net sales	$868,382	$755,258	$751,586
Gross profit margin	34.8%	33.5%	33.6%
Restructuring costs	7,594	5,825	4,232
Other income/(expense) operating	(3,749)	(7,843)	(7,458)
Income from operations	84,039	65,026	70,344

Backlog (realizable within 1 year)	$213,477	$193,539	$162,895

	2018	2017	2016
Net sales	$868,382	$755,258	$751,586
Components of change in sales:
Effect of acquisitions	59,855	38,498	11,672
Effect of exchange rates	14,394	(6,195)	(15,011)
Effect of business divestitures	-	(17,446)	2,791
Organic sales growth	38,875	(11,185)	(20,008)

Net sales for the fiscal year 2018 increased by $113.1 million, or 15.0%, when compared to the prior year.  Incremental sales increases from our recent acquisitions accounted for $59.9 million or 7.9%, while increased organic sales accounted for $38.9 million or 5.1%.  We also recognized sales growth of $14.4 million or 1.9% related to favorable foreign exchange impacts. The organic sales increases occurred in all of our segments except Engineering Technologies.

Net sales for the fiscal year 2017 increased by $3.7 million, or 0.5%, when compared to the prior year.  Incremental sales increases of $38.5 million from acquisitions were partially offset by organic sales declines of $11.2 million, or 1.5%, the impact of $17.4 million, or 2.3%, from the divestiture of the RPM business, and an unfavorable impact of $6.2 million, or 0.8%, due to the effect of exchanges rates.  The organic sales decrease was primarily driven by lower sales in the Refrigeration and Cooking Solutions business units within the Food Service Equipment segment.

Gross Profit Margin

During 2018, gross margin increased to 34.8% as compared to 33.5% in 2017. Gross margin increases during fiscal year 2018 were primarily driven by the leverage on our 5.1% organic sales increase. The effects of purchase accounting reduced our gross margins by 40 basis points in the prior year.

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

Restructuring Charges and Acquisition Related Expenses

During fiscal year 2018, we incurred restructuring expenses of $7.6 million primarily related to restructuring efforts that are intended to improve profitability, streamline production and enhance capacity to support future growth. These efforts include (i) approximately $4.1 million related to headcount reduction and plant realignment regarding the standard products businesses within Food Service Equipment; (ii) approximately $1.2 million in relation to the exit of an unprofitable Engraving business in Brazil; and (iii) approximately $1.1 million due to footprint optimization in the Engineering Technologies segment.

Acquisition related expenses in fiscal year 2018 were $3.8 million. These expenses were comprised primarily of $2.8 million for deferred compensation earned by the Horizon Scientific seller during the year. Since these payments are contingent on the seller remaining an employee of the Company, they are treated as compensation expense. Other acquisition related expenses related to Standex Electronics Japan and Piazza Rosa. Acquisition related expenses were approximately $4.0 million more in fiscal year 2017 due to the timing of the Standex Electronics Japan acquisition.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses, (“SG&A”) for the fiscal year 2018 were $206.4 million, or 23.8% of sales compared to $174.1 million, or 23.0% of sales during the prior year. SG&A expenses were impacted by: (i) on-going SG&A expenses related to our recent acquisitions of $7.8 million, (ii) an increase in distribution and selling expenses of $9.4 million, (iii) an increase in administrative expenses related to investments to support our recent acquisitions and growth laneways and (iv) a $3.1 million increase in administrative compensation costs due to improved performance.

Selling, general, and administrative expenses, (“SG&A”) for the fiscal year 2017 were $174.1 million, or 23.0%, of sales compared to $170.2 million, or 22.6%, of sales during the prior year.  The increase in SG&A was primarily due to $5.6 million and $2.6 million related to the Horizon Scientific and Standex Electronics Japan businesses, respectively, which were not in prior year.  These increases were partially offset by declines of $2.5 million from the divestiture of the RPM business, lower administrative compensation costs of $2.0 million, and lower variable expenses including commission and distribution costs.

Income from Operations

Income from operations for the fiscal year 2018 was $84.0 million, compared to $65.0 million during the prior year. The $19.0 million dollar increase, or 29.2%, is primarily due to increased sales volume, including 5.1% organic sales growth and 7.9% growth attributed to our recent acquisitions. The increase in operating income is also partially due to the reduction in acquisition related expenses of $4.1 million as compared to the prior year.

Income from operations for the fiscal year 2017 was $65.0 million, compared to $70.3 million during the prior year.  The decrease of $5.5 million was primarily due to acquisition related costs of $7.8 million, an increase in restructuring costs of $1.6 million, and overall organic sales volume declines.  These decreases were partially offset by the positive performance of our Horizon Scientific and Standex Electronic Japan acquisitions.

Discussion of the performance of each of our reportable segments is fully explained in the segment analysis that follows.

Interest Expense

Interest expense for fiscal year 2018 was $8.0 million, an increase from $4.0 million in fiscal year 2017. The increase is due to higher borrowings associated with the recent acquisitions, in addition to working capital increases to support increased sales activity. Our effective interest rate of 3.29% as of June 30, 2018, increased 150 basis points as compared to 2.24% as of June 30, 2017. In addition, we incurred $0.9 million of charges associated with derivative activity related to the Standex Electronics Japan acquisition.

Interest expense for the fiscal year 2017 was $4.0 million, an increase of $1.2 million as compared to the prior year.  Interest expense increases were due to higher borrowing costs and an increase in outstanding borrowings, primarily to fund acquisition activity.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was passed which resulted in the Company recording provisional estimates related to US taxes on foreign earnings, changes in the revaluation of deferred taxes, and foreign withholding taxes on cash repatriation in our consolidated financial statements.  As a result of the Act, the Company recorded the following impacts for the year ending June 30, 2018:

A $1.34 million tax provision for income taxes due to a revaluation of the Company's estimated deferred tax assets and liabilities.

A $11.7 million tax provision related to a mandatory deemed repatriation of foreign earnings.

Other changes implemented by the Act will not impact the Company until the fiscal year ending June 30, 2019.  These include several other technical provisions such interest expense deduction limitations on both unrelated and related party debt, new deemed foreign income inclusions under the Global Intangible Low-Taxed Income (GILTI) regime, the Foreign Derived Intangible Income (FDII) deduction for goods & services produced in the US and sold to foreign customers, the repeal of the Section 199 deduction, and the change to executive compensation deductions under Section 162(m).

In addition, as a result of the Tax Reform change on US federal taxation on cash repatriation, the Company has changed its position on reinvestment of foreign earnings in several foreign jurisdictions. We recorded a $7.8 million tax provision related to the anticipated foreign withholding taxes and state taxes on future cash repatriation during the fourth quarter of 2018.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2018 was $40.6 million, or an effective rate of 52.6% compared to $15.4 million, or an effective rate of 24.8% for the year ended June 30, 2017, and $16.3 million, or an effective rate of 23.8% for the year ended June 30, 2016. Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, the amount of the Company's income or loss, the mix of income earned in the US versus outside the US, the effective tax rate in each of the countries in which we earn income, and any one-time tax issues which occur during the period.

Capital Expenditures

During 2018, capital expenditures increased to $26.5 million or 3.1% of net sales, as compared to $26.4 million, or 3.5%, of net sales in the prior year.  Capital spending is focused on growth initiatives, cost reduction, and upgrades to extend the capabilities of our capital assets.  In general, we anticipate our capital expenditures over the long term will be approximately 3% to 4% of net sales.  We expect 2019 capital spending to be approximately $36.0 million which includes $5.0 million allocated for a new Standex Electronics facility in Cincinnati, which replaces a legacy facility sold for $1.4 million in the third quarter of fiscal year 2018.

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

Backlog orders in place at June 30, 2018 and 2017 are as follows (in thousands):

	As of June 30, 2018		As of June 30, 2017
	Total Backlog	Backlog under 1 year	Total Backlog	Backlog under 1 year
Food Service Equipment	$45,011	$41,452	$49,660	$47,039
Engraving	19,279	19,269	21,584	21,584
Engineering Technologies	98,289	74,199	92,154	61,329
Electronics	69,059	64,180	60,092	56,741
Hydraulics	14,481	14,377	6,846	6,846
Total	$246,119	$213,477	$230,336	$193,539

Backlog realizable within one year increased $19.9 million, or 10.3% to $213.5 million at June 30, 2018 from $193.5 million at June 30, 2017. Backlog increases were realized at the Engineering Technologies group segment primarily as a result of increases in the space and aviation sectors.

Segment Analysis (in thousands)

Food Service Equipment

	2018 compared to 2017			2017 compared to 2016
(in thousands except			%			%
percentages)	2018	2017	Change	2017	2016	Change
Net sales	$ 396,866	$ 380,970	4.2%	$ 380,970	$ 381,867	(0.2%)
Income from operations	34,853	33,436	4.2%	33,436	40,142	(16.7%)
Operating income margin	8.8%	8.8%		8.8%	10.5%

Net sales for fiscal year 2018 increased $15.9 million, or 4.2% when compared to the prior year. Organic sales increased $4.8 million or 1.3%; the acquisitions contributed $9.5 million or 2.5% and foreign exchange added $1.6 million or 0.4%. Refrigeration Solutions sales increased by 9.4%, which included organic sales increases of 5.2% and acquisition growth of 4.2%. Refrigeration sales increased in the scientific and food service markets. The dealer, direct, and retail food service markets recovered from prior year declines. Sales in Cooking Solutions decreased by 8.8% year over year due to the timing of grocery and convenience store rollouts in the current year, continued product rationalization and the timing of new product introductions. Specialty Solutions sales increased 9.4% with solid volume from the beverage market and strong growth in merchandising. The Standard Products businesses increased sales by 1.6% during the year while our Differentiated Products businesses grew by 7.8%.

Net sales for fiscal year 2017 decreased $0.9 million, or 0.2% when compared to the prior year.  The Horizon Scientific acquisition added $23.4 million or 6.1%, while organic sales declined by $24.2 million or 6.3%.  The organic sales decline was driven by a 7.4% decrease in Refrigeration Solutions and a 9.9% decrease in Cooking Solutions, partially offset by a 2.7% increase in Specialty Solutions.  Four factors contributed to the organic Refrigeration sales decline: (i) continued loss of market share into the dollar store market, (ii) delayed growth in the pharmacy sector due to merger delays, (iii) second half manufacturing issues which, in the short term, lengthened our delivery lead-times and (iv) the increasing importance of buying groups as a sales channel and their resultant lower margins.  Sales from the Cooking Solutions group decreased due to non-recurring rollouts in the supermarket channel, lower sales on rationalized low-margin products and lower sales to a few major dealers.  Specialty Solutions sales increased due to strong volume in our beverage segment and modest growth in merchandising.

Income from operations for fiscal year 2018 increased $1.4 million, or by 4.2%, when compared to the prior year, and operating income margin was flat at 8.8%.  Margins were negatively impacted by higher commodity prices and the plant realignment in our Standard Products businesses. The realignment of the Refrigeration and Cooking Solutions plant operations was largely completed in 2018 and should show benefits in 2019. The Scientific and Specialty Solutions businesses had a positive impact on margins in fiscal year 2018.  Our focus in fiscal year 2019 is to continue to grow our Differentiated Products businesses and realize the savings from the operational improvements implemented this year in the Standard Products businesses.

Income from operations for fiscal year 2017 decreased $6.7 million, or 16.7%, when compared to the prior year, and operating income margin decreased from 10.5% to 8.8%.  Fiscal year results were primarily impacted by sales declines in the Refrigeration Solutions group due to the factors discussed above.

Engraving

	2018 compared to 2017			2017 compared to 2016
(in thousands except			%			%
percentages)	2018	2017	Change	2017	2016	Change
Net sales	$ 136,275	$ 105,943	28.6%	$ 105,943	$ 124,120	(14.6%)
Income from operations	28,966	25,584	13.2%	25,584	29,579	(13.5%)
Operating income margin	21.3%	24.1%		24.1%	23.8%

Net sales for fiscal year 2018 increased by $30.3 million or 28.6%, compared to the prior year with an organic growth rate of 10.2%. The Piazza Rosa Group acquisition contributed $13.2 million or 12.5%. Sales in our Mold-Tech businesses grew due to launches of new automotive models in the current year. New technologies sales of Architexture, laser, nickel shell, finishing and treatment grew by $17.8 million or 139% during the year. We expect Engraving sales growth in all regions in fiscal year 2019 due to the increase in the number of new automotive launches and the expansion of our combined offerings to the tooling industry.

Net sales for fiscal year 2017 decreased by $18.2 million or 14.6%, compared to the prior year.  Excluding the impact of the end of prior year divesture of the Roll Plate and machinery business and foreign exchange, net sales grew $2.0 million or 1.6%.  Overall, Mold Tech increased its global market share for new automotive model introductions.  Asia Pacific and Europe sales grew $4.2 million in fiscal year 2017, partially offset by lower sales volume in North America, which was due to delayed new automotive launches.

Income from operations in fiscal year 2018 increased by $3.4 million, or 13.2%, when compared to the prior year. While overall operating income improved due to our new product offerings, these offerings required up-front investments which negatively impacted operating income margins for the year. We expect operating income margin improvements as the investments produce expected returns. In fiscal 2018, we were also negatively impacted by lower margins in Brazil, Sweden, and Germany. We believe that we have made the necessary changes to improve profitability in those locations in fiscal 2019.

Income from operations in fiscal year 2017 decreased by $4.0 million, or 13.5%, when compared to the prior year.  Net of the Roll Plate and Machinery business, income from operations decreased by $2.8 million, or 9.8%.  The operating income decline was driven by decreased automotive volume in North America, the impact of a sales decline at the Innovent business unit, and increased investments in growth laneways and new technologies to fuel future opportunities.

Engineering Technologies

	2018 compared to 2017			2017 compared to 2016
(in thousands except			%			%
percentages)	2018	2017	Change	2017	2016	Change
Net sales	$ 90,781	$ 90,506	0.3%	$ 90,506	$ 82,235	10.1%
Income from operations	6,449	9,662	(33.3%)	9,662	8,258	17.0%
Operating income margin	7.1%	10.7%		10.7%	10.0%

Net sales in the fiscal year 2018 increased $0.3 million or 0.3% when compared to the prior year. Sales distribution by market in 2018 was as follows: 50% aviation, 27% space, 11% oil and gas, 5% medical, and 7% other markets. Aviation sales grew 14.3% from the prior year due to sales on new aircraft and engine platforms, including the Airbus A320 NEO and Boeing 737 Max platforms. Space market sales decreased 7.9% from the prior year driven by lower sales in the satellite launch vehicle segment, partially offset by an increase in the manned space segment. Defense and oil and gas markets also declined in fiscal 2018. While we anticipate sales growth in fiscal 2019, we expect our first quarter sales will show a decline followed by increases in the remainder of the fiscal year.

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

Income from operations in fiscal 2018 decreased $3.2 million or 33.3% when compared to the prior year. The decrease in operating income was due to delays in major aircraft programs, decreased spending on development programs in the space and aviation markets, and pricing pressure on legacy aircraft parts. Looking forward, we do anticipate improved margins as the aviation programs ramp to full volume in calendar year 2020.

Income from operations in fiscal 2017 increased $1.4 million or 17.0% when compared to the prior year. The increase in operating income was due to higher sales volume and a favorable product mix in the Energy and Space segments compared to the prior year period.

Electronics

	2018 compared to 2017			2017 compared to 2016
(in thousands except			%			%
percentages)	2018	2017	Change	2017	2016	Change
Net sales	$ 196,291	$ 136,689	43.6%	$ 136,689	$ 118,319	15.5%
Income from operations	45,310	27,663	63.8%	27,663	21,104	31.1%
Operating income margin	23.1%	20.2%		20.2%	17.8%

Net sales in the fiscal year 2018 increased $59.6 million, or 43.6%, when compared to the prior year.  Organic sales growth was $16.6 million, or 12.1%. The sales impact of the Standex Electronics Japan (“SEJ”) reed switch operation, acquired March 31, 2017, as compared to the prior year was $37.1 million. Foreign exchange rates favorably affected sales by $5.9 million.  Organic sales growth was strong in all major geographic areas and all major product lines with particular strength in sensors and reed switches. Looking forward to our first quarter fiscal 2019, demand remains strong across all regions.

Net sales in the fiscal year 2017 increased $18.4 million, or 15.5%, when compared to the prior year.  Organic sales growth was $5.2 million, or 4.3%. The full year effect of the prior year Northlake acquisition added $2.7 million in sales. The March 31, 2017 acquisition of SEJ added $12.4 million. Foreign exchange rates adversely affected sales by $1.9 million.  Organic sales growth was particularly strong in Europe driven by volume increases in expanding sensor applications.  We also experienced modest growth in North America and Asia.

Income from operations in the fiscal year 2018 increased $17.7 million, or 63.8%, when compared to the prior year.  The operating improvements were a result of the acquisition of SEJ reed switch business, along with operating efficiencies, product mix and higher organic sales growth in our base business, and the absence of $2.3 million of purchase accounting expenses from the prior year.

Income from operations in the fiscal year 2017 increased $6.6 million, or 31.1%, when compared to the same period in 2016.  The operating improvements were a result of operating efficiencies and product mix as well as higher organic sales growth. The prior year acquisition of SEJ reed switch business and prior year acquisition of Northlake Engineering also impacted the EBIT improvement. The purchase accounting related to the SEJ reed switch business totaled $2.0 million.

Hydraulics

	2018 compared to 2017			2017 compared to 2016
(in thousands except			%			%
percentages)	2018	2017	Change	2017	2016	Change
Net sales	$ 48,169	$ 41,150	17.1%	$ 41,150	$ 45,045	(8.6%)
Income from operations	7,316	6,712	9.0%	6,712	7,947	(15.5%)
Operating income margin	15.2%	16.3%		16.3%	17.6%

Net sales in fiscal year 2018 increased by $7.0 million, or 17.1% compared to the prior year. Sales distribution by channel in 2018 was as follows: 37% dump trailer and truck, 26% refuse, 25% after-market, 5% export, and 7% other markets. The majority of the increase in sales was from strong demand in the refuse and dump markets. Additionally, several new OEM cylinder applications on front-end loading garbage trucks and container handlers were secured during the year. We anticipate sales increases in the first half of fiscal year 2019 as the construction, housing and infrastructure markets remain robust. We also anticipate additional sales increases due to price increases we are implementing to partially offset the impact of newly imposed tariffs on product we import from our Chinese operations.

Net sales in fiscal year 2017 decreased $3.9 million, or 8.6% compared to the prior year. Sales distribution by channel in 2017 was as follows: 37% dump trailer and truck, 22% refuse, 24% after-market, 6% export, and 11% other markets. The decrease in sales primarily resulted from a significant reduction in demand from the traditional North American dump trailer and truck markets.

Income from operations in fiscal year 2018 increased $0.6 million when compared to the prior year. Margins were impacted in fiscal 2018 by material cost increases. However, we implemented price increases in the latter half of the fiscal year to mitigate some of these material price increases. Looking forward, some of our products are impacted by recently enacted and currently proposed tariffs on products manufactured by us in China. These tariffs will have a negative impact on margins in fiscal 2019, if fully implemented.

Income from operations in the fiscal year 2017 decreased $1.2 million or 15.5% when compared to the prior year due mostly to the reduction of volume requirements for cylinders in the North American dump trailer and truck markets.

Corporate, Restructuring and Other

	2018 compared to 2017			2017 compared to 2016
(in thousands except			%			%
percentages)	2018	2017	Change	2017	2016	Change
Corporate	$ (27,512)	$ (25,015)	10.0%	$ (25,015)	$ (24,996)	0.1%
Restructuring	(7,594)	(5,825)	30.4%	(5,825)	(4,232)	37.6%
Other Operating Expenses	(3,749)	(7,843)	(52.2%)	(7,843)	(7,458)	5.2%

Corporate expenses increased by 10.0% in fiscal 2018 due to increases in administrative compensation costs as a result of improved performance along with additional investments to support the Standex Value Creation System.

During fiscal year 2017, Corporate expenses were flat when compared to the prior year.

The restructuring and acquisition-related costs have been discussed above in the Company Overview.

Discontinued Operations

In pursuing our business strategy, we have divested certain businesses and recorded activities of these businesses as discontinued operations.

Liquidity and Capital Resources

At June 30, 2018, our total cash balance was $109.6 million, of which $101.8 million was held outside of the United States.  Beginning in 2019, we expect to repatriate approximately $50 million of our cash held outside of the United States.  During the fourth quarter of 2018, we recorded a $7.8 million tax provision related to the anticipated foreign withholding taxes and state taxes on future cash repatriation.  The amount and timing of cash repatriation during 2019 will be dependent upon each business unit’s operational needs including requirements to fund working capital, capital expenditure, and jurisdictional tax payments.

Cash Flow

Net cash provided by continuing operating activities for the year ended June 30, 2018 was $65.0 million compared to net cash provided by continuing operating activities of $64.0 million in the prior year. We generated $76.2 million from income statement activities and used $19.6 million of cash to fund working capital increases.  Cash flow used in investing activities for the year ended June 30, 2018 totaled $32.3 million.  Uses of investing cash consisted primarily of capital expenditures of $26.5 million and $10.4 million for Piazza Rosa and other acquisition activities.  These uses of investing cash were partially offset by $2.1 million from proceeds of life insurance and $2.9 million from the net proceeds of the sale of a building in Cincinnati, Ohio.  We leased back the Cincinnati, Ohio building and, as a result of the transaction, recorded a $0.7 million deferred gain that will be amortized over the initial operating lease term which expires in May 2019.  Cash used by financing activities for the year ended June 30, 2018 were $11.9 million and included net borrowings of $1.3 million, cash paid for dividends of $8.9 million and stock repurchases of $2.7 million.

Net cash provided by operating activities from continuing operations for the year ended June 30, 2017 was $64.0 million, compared to $81.2 million for the same period in 2016.  The decrease was primarily due to increases in accounts receivable and inventory as well as a decrease in net income from continuing operations of $5.7 million.  Net cash used for investing activities from continuing operations for the year ended June 30, 2017 was $179.1 million, consisting primarily of $26.4 million for capital expenditure and $153.8 million to acquire the Horizon Scientific and Standex Electronics Japan businesses.  Net cash used by financing activities for continuing operations for the year ended June 30, 2017 was $84.7 million, consisting of debt borrowings of $99.5 million, cash dividends of $7.9 million, and repurchased treasury stock of $7.8 million.

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $191.0 million at June 30, 2018, as compared to $195.3 million as of June 30, 2017.  During the fourth quarter of 2018, we made a $5.5 million voluntary contribution to the defined benefit plan in the U.S. to accelerate tax benefits afforded to the Company by recent tax law changes.

We participate in two multi-employer pension plans and sponsor five defined benefit plans including two in the U.S. and one in the U.K., Germany, and Ireland.  The Company’s pension plan is frozen for U.S. employees and participants in the plan ceased accruing future benefits.  Our primary U.S. defined benefit plan is not expected to be 100% funded under ERISA rules at June 30, 2018, but, as a result of past contributions, we do not expect to make mandatory contributions to the plan until 2020.  We expect to pay $1.4 million in prescribed contributions to our U.K. funded defined benefit plan and other unfunded defined benefit plans in the U.S. and Europe during fiscal year 2019.

We have evaluated the current and long-term cash requirements of our defined benefit and defined contribution plans as of June 30, 2018 and determined our operating cash flows from continuing operations and available liquidity are expected to be sufficient to cover the required contributions under ERISA and other governing regulations.

We have an insurance program in place to fund supplemental retirement income benefits for five retired executives.  Current executives and new hires are not eligible for this program.  At June 30, 2018, the underlying policies had a cash surrender value of $17.3 million and are reported net of loans of $8.6 million for which we have the legal right of offset. These amounts are reported net on our balance sheet.

Capital Structure

The Company Amended its Credit Agreement (“Credit Facility”, or “facility”) in December 2014.  This five-year Credit Facility has a borrowing limit of $400 million, which can be increased by an amount of up to $100 million, in accordance with specified conditions.  The facility also includes a $10 million sublimit for swing line loans and a $30 million sublimit for letters of credit.

Under the terms of the Credit Facility, we pay a variable rate of interest and a commitment fee on borrowed amounts as well as a commitment fee on unused amounts under the facility.  The amount of the commitment fee depends upon both the undrawn amount remaining available under the facility and the Company’s funded debt to EBITDA (as defined in the agreement) ratio at the last day of each quarter.  As our funded debt to EBITDA ratio increases, the commitment fee increases.

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants.  A significant drop in our adjusted earnings (as defined in our Credit Facility) would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter which could hinder our ability to make acquisitions or otherwise limit our long-term growth prospects.  Failure to comply with this covenant could result in an acceleration of the debt maturity.  As of June 30, 2018, the Company has used $7.9 million against the letter of credit sub-facility and had the ability to borrow $198.1 million under the facility based on our current trailing twelve-month EBITDA as defined in the Credit Agreement.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 3.0:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to $7.5 million, and unlimited non-cash charges including purchase accounting and goodwill adjustments.  At June 30, 2018, the Company’s Interest Coverage Ratio was 11.32:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  At June 30, 2018, the Company’s Leverage Ratio was 1.68:1.

As of June 30, 2018, we had borrowings under our facility of $193.8 million. In order to manage our interest rate exposure on these borrowings, we are party to $75.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.74%.  The effective rate of interest for our outstanding borrowings, including the impact of the interest rate swaps, was 3.29%.  Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect that fiscal year 2019 depreciation and amortization expense will be between $22.0 and $23.0 million and $9.0 and $10.0 million, respectively.

The following table sets forth our capitalization at June 30:

	2018	2017
Long-term debt	$193,772	$191,976
Less cash and cash equivalents	109,602	88,566
Net debt	84,170	103,410
Stockholders' equity	450,795	408,664
Total capitalization	$534,965	$512,074

Stockholders’ equity increased year over year by $42.1 million, primarily as a result of current year net income of $36.6 million and a favorable change of $8.7 million in unrealized pension losses, partially offset by $9.0 million for dividends declared.  The Company's net debt to capital percentage changed to 15.7% for the year ended June 30, 2018 from 20.2% net debt to capital for the year ended June 30, 2017.  The change in net debt to capital is primarily driven by cash generated through operations.

Contractual obligations of the Company as of June 30, 2018 are as follows (in thousands):

	Payments Due by Period
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	Year	Years	Years	Years
Long-term debt obligations	$194,000	$-	$194,000	$-	$-
Operating lease obligations	57,122	10,202	16,626	14,299	15,995
Estimated interest payments (1)	9,565	6,377	3,188	-	-
Post-retirement benefit payments (2)	33,920	1,324	12,967	16,732	2,897
Total	$294,607	$17,903	$226,781	$31,031	$18,892

(1)Estimated interest payments are based upon effective interest rates as of June 30, 2018, and exclude only those interest rate swaps which are assets to us.  See Item 7A for further discussions surrounding interest rate exposure on our variable rate borrowings.

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

At June 30, 2018, we had $2.6 million of non-current liabilities for uncertain tax positions.  We are not able to provide a reasonable estimate of the timing of future payments related to these obligations.

Off Balance Sheet Items

At June 30, 2018, and 2017, the Company had standby letters of credit outstanding, primarily for insurance and trade financing purposes, of $7.9 million and $8.9 million, respectively.

We had no other material off balance sheet items at June 30, 2018, other than the operating leases summarized above in the “Contractual obligations” table.

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

Realization of Goodwill – Goodwill and certain indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount of the asset. The Company’s annual test for impairment is performed using a May 31st measurement date.

We have identified our reporting units for impairment testing as our twelve operating segments, which are aggregated into our five reporting segments as disclosed in Note 17 – Industry Segment Information.

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

Our annual impairment testing at each reporting unit relied on assumptions surrounding general market conditions, short-term growth rates, a terminal growth rate of 2.5%, and detailed management forecasts of future cash flows prepared by the relevant reporting unit.  Fair values were determined primarily by discounting estimated future cash flows at a weighted average cost of capital of 10.04%.  During our annual impairment testing, we evaluated the sensitivity of our most critical assumption, the discount rate, and determined that a 200 basis point change in the discount rate selected would not have impacted the test results.  Additionally, the Company could reduce the terminal growth rate from its current 2.5% to 1.0% and the fair value of all reporting units would still exceed their carrying value.

While we believe that our estimates of future cash flows are reasonable, changes in assumptions could significantly affect our valuations and result in impairments in the future.  The most significant assumption involved in the Company’s determination of fair value is the cash flow projections of each reporting unit.

As a result of our annual assessment, the Company determined that the fair value of the reporting units substantially exceeded their respective carrying values. Therefore, no impairment charges were recorded in connection with our annual assessment during 2018.

Cost of Employee Benefit Plans – We provide a range of benefits to certain retirees, including pensions and some postretirement benefits.  We record expenses relating to these plans based upon various actuarial assumptions such as discount rates, assumed rates of return, compensation increases and turnover rates.  The expected return on plan assets assumption of 7.0% in the U.S. is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.  We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets as well as our current expectations for long-term rates of returns for our pension assets.  The U.S. discount rate of 4.4% reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.  We review our actuarial assumptions, including discount rate and expected long-term rate of return on plan assets, on at least an annual basis and make modifications to the assumptions based on current rates and trends when appropriate.  Based on information provided by our actuaries and other relevant sources, we believe that our assumptions are reasonable.

The cost of employee benefit plans includes the selection of assumptions noted above.  A twenty-five basis point change in the expected return on plan assets assumptions, holding our discount rate and other assumptions constant, would increase or decrease pension expense by approximately $0.5 million per year.  A twenty-five basis point change in our discount rate, holding all other assumptions constant, would have no impact on 2018 pension expense as changes to amortization of net losses would be offset by changes to interest cost.  In future years, the impact of discount rate changes could yield different sensitivities. See the Notes to the Consolidated Financial Statements for further information regarding pension plans.

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

Recently Issued Accounting Pronouncements

See "Item 8. Financial Statements and Supplementary Data, Note 1. Summary of Accounting Policies” for information regarding the effect of recently issued accounting pronouncements on our consolidated statements of operations, comprehensive income, stockholders’ equity, cash flows, and notes for the year ended June 30, 2018.

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

Exchange Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as loan payments, customer remittances, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At June 30, 2018 and 2017, the fair value, in the aggregate, of the Company’s open foreign exchange contracts was a liability of $2.8 million at the end of both periods.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at June 30, 2018, would not result in a material change in our operations, financial position, or cash flows.  We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate

The Company’s effective rate on variable-rate borrowings under the revolving credit agreement is 3.29% and 2.41% at June 30, 2018 and 2017, respectively.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings. From time to time, we will use interest rate swap agreements to modify our exposure to interest rate movements.  At June 30, 2018, we have $75.0 million of active floating to fixed rate swaps with terms ranging from one to four years.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.74%.  At June 30, 2018 and 2017, the fair value, in the aggregate, of the Company’s interest rate swaps was an asset of $1.3 million and a liability of $0.2 million respectively. A 25 basis point increase in interest rates would increase our annual interest expense by $0.3 million.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of June 30, 2018, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

Item 8.  Financial Statements and Supplementary Data

Consolidated Balance Sheets

Standex International Corporation and Subsidiaries
As of June 30 (in thousands, except share data)	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$109,602	$88,566
Accounts receivable, net	134,228	127,060
Inventories	127,223	119,401
Prepaid expenses and other current assets	10,558	8,397
Income taxes receivable	2,348	2,469
Deferred tax asset	-	14,991
Total current assets	383,959	360,884

Property, plant and equipment, net	144,570	133,160
Intangible assets, net	98,075	102,503
Goodwill	251,762	242,690
Deferred tax asset	7,447	1,135
Other non-current assets	31,124	27,304
Total non-current assets	532,978	506,792

Total assets	$916,937	$867,676

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$89,707	$96,487
Accrued liabilities	65,575	58,694
Income taxes payable	6,059	4,783
Total current liabilities	161,341	159,964

Long-term debt	193,772	191,976
Deferred income taxes	26,816	24,986
Pension obligations	57,826	70,745
Other non-current liabilities	26,387	11,341
Total non-current liabilities	304,801	299,048

Commitments and Contingencies (Notes 11 and 12)

Stockholders' equity:
Common stock, par value $1.50 per share -
60,000,000 shares authorized, 27,984,278
issued, 12,705,562 and 12,662,661 shares
outstanding in 2018 and 2017	41,976	41,976
Additional paid-in capital	61,328	56,783
Retained earnings	761,430	716,605
Accumulated other comprehensive loss	(121,859)	(115,938)
Treasury shares (15,278,716 shares in 2018
and 15,321,617 shares in 2017)	(292,080)	(290,762)
Total stockholders' equity	450,795	408,664

Total liabilities and stockholders' equity	$916,937	$867,676

See notes to consolidated financial statements.

Consolidated Statements of Operations

Standex International Corporation and Subsidiaries
For the Years Ended June 30 (in thousands, except per share data)	2018	2017	2016
Net sales	$868,382	$755,258	$751,586
Cost of sales	(566,581)	(502,504)	(499,333)
Gross profit	301,801	252,754	252,253

Selling, general and administrative	206,419	174,060	170,219
Restructuring costs	7,594	5,825	4,232
Acquisition related expenses	3,749	7,843	-
Other operating (income) expense, net	-	-	7,458
Income from operations	84,039	65,026	70,344

Interest expense	8,030	4,043	2,871
Other non-operating (income) expense, net	(1,243)	(949)	(1,052)
Total	6,787	3,094	1,819

Income from continuing operations before income taxes	77,252	61,932	68,525
Provision for income taxes	(40,620)	(15,355)	(16,295)
Income from continuing operations	36,632	46,577	52,230

Income (loss) from discontinued operations, net of tax	(28)	(32)	(174)

Net income	$36,604	$46,545	$52,056

Basic earnings per share:
Income (loss) from continuing operations	$2.88	$3.68	$4.12
Income (loss) from discontinued operations	-	-	(0.01)
Total	$2.88	$3.68	$4.11

Diluted earnings per share:
Income (loss) from continuing operations	$2.86	$3.65	$4.09
Income (loss) from discontinued operations	-	-	(0.01)
Total	$2.86	$3.65	$4.08

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

Standex International Corporation and Subsidiaries

For the Years Ended June 30, (in thousands)	2018	2017	2016

Net income (loss)	$36,604	$46,545	$52,056
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$6,159	$3,689	$(26,619)
Amortization of unrecognized costs	5,485	5,729	4,779
Derivative instruments:
Change in unrealized gains and (losses)	2,541	(2,896)	(1,010)
Amortization of unrealized gains and (losses) into interest expense	292	(462)	567
Amortization of unrealized gains and (losses) into cost of goods sold	-	75	112
Foreign currency translation gains (losses)	93	(472)	(11,303)
Other comprehensive income (loss) before tax	$14,570	$5,663	$(33,474)

Income tax (provision) benefit:
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$(1,436)	$(1,354)	$10,075
Amortization of unrecognized costs	(1,460)	(2,012)	(1,685)
Derivative instruments:
Change in unrealized gains and (losses)	(339)	(80)	384
Amortization of unrealized gains and (losses) into interest expense	(43)	(152)	(216)
Amortization of unrealized gains and (losses) into cost of goods sold	-	(28)	(42)
Income tax (provision) benefit to other comprehensive income (loss)	$(3,278)	$(3,626)	$8,516

Other comprehensive income (loss), net of tax	11,292	2,037	(24,958)
Comprehensive income (loss)	$47,896	$48,582	$27,098

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

Standex International Corporation and Subsidiaries				Accumulated
				Other	Treasury Stock
For the Years Ended June 30 (in thousands, except as specified)	Common Stock	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shares	Amount	Total Stockholders’ Equity
Balance, June 30, 2015	$41,976	$47,254	$632,864	$(93,017)	15,333	$(280,507)	$348,570
Stock issued for employee stock option and purchase plans, including related income tax benefit and other		31			(94)	1,725	1,756
Stock-based compensation		5,089					5,089
Treasury stock acquired					71	(5,636)	(5,636)
Comprehensive income:
Net Income			52,056				52,056
Foreign currency translation adjustment				(11,303)			(11,303)
Pension and OPEB adjustments, net of tax of $8.4 million				(13,450)			(13,450)
Change in fair value of derivatives, net of tax of $0.2 million				(205)			(205)
Dividends declared ($0.54 per share)			(6,918)				(6,918)
Balance, June 30, 2016	$41,976	$52,374	$678,002	$(117,975)	15,310	$(284,418)	$369,959
Stock issued for employee stock option and purchase plans, including related income tax benefit and other		(614)			(78)	1,462	848
Stock-based compensation		5,023					5,023
Treasury stock acquired					90	(7,806)	(7,806)
Comprehensive income:
Net Income			46,545				46,545
Foreign currency translation adjustment				(472)			(472)
Pension and OPEB adjustments, net of tax of $3.4 million				6,052			6,052
Change in fair value of derivatives, net of tax of $0.3 million				(3,543)			(3,543)
Dividends declared ($0.62 per share)			(7,942)				(7,942)
Balance, June 30, 2017	$41,976	$56,783	$716,605	$(115,938)	15,322	$(290,762)	$408,664
Stock issued for employee stock option and purchase plans and other		(417)			(70)	1,334	917
Stock-based compensation		4,962					4,962
Treasury stock acquired					27	(2,652)	(2,652)
Adoption of ASU 2018-02			17,215	(17,215)			-
Comprehensive income:
Net Income			36,604				36,604
Foreign currency translation adjustment				94			94
Pension and OPEB adjustments, net of tax of $2.9 million				8,748			8,748
Change in fair value of derivatives, net of tax of $0.4 million				2,452			2,452
Dividends declared ($0.70 per share)			(8,994)				(8,994)
Balance, June 30, 2018	$41,976	$61,328	$761,430	$(121,859)	15,279	$(292,080)	$450,795

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Standex International Corporation and Subsidiaries
For the Years Ended June 30 (in thousands)	2018	2017	2016
Cash Flows from Operating Activities
Net income	$36,604	$46,545	$52,056
Income (loss) from discontinued operations	( (28)	(32)	(174)
Income (loss) from continuing operations	36,632	46,577	52,230
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,163	20,315	17,953
Stock-based compensation	4,962	5,023	5,089
Deferred income taxes	7,391	(121)	(6,756)
Non-cash portion of restructuring charge	(1,264)	1,414	2,323
Loss on assets held for sale	-	-	7,267
(Gain) loss on disposal of real estate and equipment	(655)	(652)	191
Excess tax benefit from share-based payment activity	-	-	(795)
Increase/(decrease) in cash from changes in assets and liabilities, net of effects from discontinued operations and business acquisitions:
Accounts receivables, net	(3,440)	(6,013)	4,144
Inventories	(6,814)	(3,796)	1,729
Contributions to defined benefit plans	(6,966)	(1,443)	(1,320)
Prepaid expenses and other	1,786	61	1,092
Accounts payable	(9,326)	4,552	(3,368)
Accrued payroll, employee benefits and other liabilities	12,444	3,726	6,731
Income taxes payable	1,090	(5,610)	(5,289)
Net cash provided by operating activities from continuing operations	65,003	64,033	81,221
Net cash used for operating activities from discontinued operations	(78)	(594)	(897)
Net cash provided by operating activities	64,925	63,439	80,324
Cash Flows from Investing Activities
Expenditures for capital assets	(26,539)	(26,448)	(17,851)
Expenditures for acquisitions, net of cash acquired	(10,397)	(153,815)	(13,700)
Expenditures for executive life insurance policies	(310)	(377)	(417)
Proceeds from sale of real estate and equipment	2,852	1,106	383
Other investing activity	2,129	483	-
Net cash (used for) investing activities from continuing operations	(32,265)	(179,051)	(31,585)
Net cash provided by investing activities from discontinued operations	-	-	2,803
Net cash provided by (used for) investing activities	(32,265)	(179,051)	(28,782)
Cash Flows from Financing Activities
Proceeds from borrowings	163,500	263,700	65,000
Payments of debt	(164,788)	(164,200)	(75,000)
Stock issued under employee stock option and purchase plans	915	848	942
Excess tax benefit from share-based payment activity	-	-	795
Purchase of treasury stock	(2,652)	(7,806)	(5,636)
Cash dividends paid	(8,888)	(7,852)	(6,846)
Net cash provided by (used for) financing activities	(11,913)	84,690	(20,745)
Effect of exchange rate changes on cash	289	(2,500)	(4,937)
Net change in cash and cash equivalents	21,036	(33,422)	25,860
Cash and cash equivalents at beginning of year	88,566	121,988	96,128
Cash and cash equivalents at end of year	$109,602	$88,566	$121,988

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$6,178	$3,258	$2,351
Income taxes, net of refunds	$22,145	$20,413	$24,769

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments purchased with a maturity of three months or less.  These investments are carried at cost, which approximates fair value.  At June 30, 2018 and 2017, the Company’s cash was comprised solely of cash on deposit.

Trading Securities

The Company purchases investments for its non-qualified defined contribution plan for employees who exceed certain thresholds under our traditional 401(k) plan.  These investments are classified as trading and reported at fair value.  The investments generally consist of mutual funds, are included in other non-current assets and amounted to $2.4 million at June 30, 2018 and $2.4 million at June 30, 2017.  Gains and losses on these investments are recorded as other non-operating income (expense), net in the Consolidated Statements of Operations.

Accounts Receivable Allowances

The Company has provided an allowance for doubtful accounts reserve which represents the best estimate of probable loss inherent in the Company’s account receivables portfolio. This estimate is derived from the Company’s knowledge of its end markets, customer base, products, and historical experience.

The changes in the allowances for uncollectible accounts during 2018, 2017, and 2016 were as follows (in thousands):

	2018	2017	2016
Balance at beginning of year	$2,406	$2,119	$2,226
Acquisitions and other	(169)	52	3
Provision charged to expense	870	416	8
Write-offs, net of recoveries	(137)	(181)	(118)
Balance at end of year	$2,970	$2,406	$2,119

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

Amortization of computer hardware and software of $1.4 million, $0.6 million, and $0.6 million is included as a component of depreciation expense for the years ended June 30, 2018, 2017, and 2016, respectively.

Goodwill and Identifiable Intangible Assets

All business combinations are accounted for using the acquisition method.  Goodwill and identifiable intangible assets with indefinite lives, are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Identifiable intangible assets that are not deemed to have indefinite lives are amortized over the following useful lives:

Customer relationships	5 to 16 years
Patents	12 years
Non-compete agreements	5 to 10 years
Other	10 years
Developed technology	10-20 years
Trade names	Indefinite life

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

Level 1 – Quoted prices in active markets for identical assets and liabilities.  The Company’s deferred compensation plan assets consist of shares in various mutual funds (for the deferred compensation plan, investments are participant-

directed) which invest in a broad portfolio of debt and equity securities.  These assets are valued based on publicly quoted market prices for the funds’ shares as of the balance sheet dates.  For pension assets (see Note 16 – Employee Benefit Plans), securities are valued based on quoted market prices for securities held directly by the trust.

Level 2 – Inputs, other than quoted prices in an active market, that are observable either directly or indirectly through correlation with market data.  For foreign exchange forward contracts and interest rate swaps, the Company values the instruments based on the market price of instruments with similar terms, which are based on spot and forward rates as of the balance sheet dates.  For pension assets held in commingled funds (see Note 16 – Employee Benefit Plans), the Company values investments based on the net asset value of the funds, which are derived from the quoted market prices of the underlying fund holdings. The Company has considered the creditworthiness of counterparties in valuing all assets and liabilities.

Level 3 – Unobservable inputs based upon the Company’s best estimate of what market participants would use in pricing the asset or liability.

We did not have any transfers of assets and liabilities among Levels of the fair value measurement hierarchy during the years ended June 30, 2018 or 2017.

Cash and cash equivalents, accounts receivable, accounts payable and debt are carried at cost, which approximates fair value.

The fair values of our financial instruments at June 30, 2018 and 2017 were (in thousands):

	2018
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - deferred compensation plan	$2,362	$2,362	$-	$-
Foreign exchange contracts	1,357	-	1,357	-
Interest rate swaps	1,325	-	1,325	-

Financial Liabilities
Foreign exchange contracts	$4,204	$-	$4,204	$-
Interest rate swaps	-	-	-	-
Contingent acquisition payments (a)	7,535	-	-	7,535

	2017
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - deferred compensation plan	$2,397	$2,397	$-	$-
Foreign exchange contracts	399	-	399	-
Interest rate swaps	3,777	-	3,777	-

Financial Liabilities
Foreign exchange contracts	$3,232	$-	$3,232	$-
Interest rate swaps	3,958	-	3,958	-

      Contingent acquisition payments(a)      2,108 - -        2,108

(a)  The fair value of our contingent consideration arrangement is determined based on our evaluation as to the probability and amount of any deferred compensation that has been earned to date.

Our financial liabilities based upon Level 3 inputs include contingent consideration arrangements relating to our acquisition of Horizon Scientific or Piazza Rosa. We are contractually obligated to pay contingent consideration payments to the Sellers of these businesses based on the achievement of certain criteria.

Contingent consideration payable to the Horizon seller is based on continued employment of the seller on the second and third anniversary of the closing date of the acquisition. Contingent acquisition payment liabilities are scheduled to be paid in periods through fiscal year 2020. As of June 30, 2018, we could be required to pay up to $8.0 million for contingent consideration arrangements if specific criteria are achieved.

Contingent consideration payable to the Piazza Rosa sellers is based on the achievement of certain revenue targets of each of the first three years following the acquisition.  Contingent acquisition payments are payable in euros and can be paid in periods through fiscal year 2021.  As of June 30, 2018, we could be required to pay up to $1.7 million for contingent consideration arrangements if the revenue targets are met.

We have determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments was based on several factors, the most significant of which are continued employment of the seller and the risk-adjusted discount rate for the fair value measurement.  As of June 30, 2018, neither the amount recognized for the contingent consideration arrangement, nor the range of outcomes or the assumptions used to develop the estimate had changed.

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

The Company purchased $2.4 million, $2.4 million, and $3.3 million from a 20% owned equity interest during the years ended June 30, 2018, 2017, and 2016 respectively. The inventory was purchased under customary terms and conditions and sold to customers in the ordinary course of business. Earnings from this investment are not material and are accounted for under the equity method.

Our total advertising expenses, which are classified under selling, general, and administrative expenses are primarily related to trade shows, and totaled $4.3 million, $5.1 million, and $4.3 million for the years ended June 30, 2018, 2017, and 2016, respectively.

Research and Development

Research and development expenditures are expensed as incurred.  Total research and development costs, which are classified under selling, general, and administrative expenses, were $6.1 million, $5.5 million, and $4.9 million for the years ended June 30, 2018, 2017, and 2016, respectively.

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

The changes in continuing operations warranty reserve, which are recorded as accrued liabilities, during 2018, 2017, and 2016 were as follows (in thousands):

	2018	2017	2016
Balance at beginning of year	$9,243	$9,085	$7,436
Acquisitions and other charges	(138)	301	(5)
Warranty expense	9,223	9,203	13,503
Warranty claims	(8,972)	(9,346)	(11,849)
Balance at end of year	$9,356	$9,243	$9,085

The decrease in warranty expense during 2017 compared to 2016 is primarily due to the conclusion of the warranty period for potential claims arising from production and manufacturing issues experienced in the Cooking Solutions business when the Company transitioned from the Cheyenne plant to Nogales in fiscal year 2015.  Additional warranty expense changes were due to the decline in sales volume for warrantable products which reduced the potential for future claims.

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

Income Taxes

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2018 was $40.6 million, or an effective rate of 52.6%, compared to $15.4 million, or an effective rate of 24.8% for the year ended June 30, 2017, and $16.3 million, or an effective rate of 23.8% for the year ended June 30, 2016. Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, the amount of the Company's income or loss, the mix of income earned in the US versus outside the US, the effective tax rate in each of the countries in which we earn income, and any one-time tax issues which occur during the period.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2018 was impacted by the following items: (i) a tax provision related to the impact of the Sec. 965 toll tax of $11.7 million, (ii) a tax provision related to a revaluation of deferred taxes due to the federal rate reduction of $1.3 million, and (iii) a tax provision related to expected foreign withholding taxes on cash repatriation of $7.8 million.

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

Earnings Per Share

(share amounts in thousands)	2018	2017	2016
Basic – Average Shares Outstanding	12,698	12,666	12,682
Effect of Dilutive Securities – Stock Options and
Restricted Stock Awards	90	102	102
Diluted – Average Shares Outstanding	12,788	12,768	12,784

Both basic and dilutive income is the same for computing earnings per share.  There were no outstanding instruments that had an anti-dilutive effect at June 30, 2018, 2017 and 2016.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounts Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amends most of the existing revenue recognition guidance, including industry-specific guidance.  ASU 2014-09 establishes a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In early 2016, the FASB issued additional updates: ASU No. 2016-10, 2016-11 and 2016-12. These updates provide further guidance and clarification on specific items within the previously issued update.  The Company will adopt Topic 606 under the modified retrospective method and will only apply this method to contracts that are not completed as of the date of adoption. Application of this method will result in a cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings at the date of initial application for any open contracts as of the adoption date.

The Company established a global steering committee with a project plan to analyze the impact of this standard. The assessment phase of the project plan, which included identifying the various revenue streams, initiating contract reviews and reviewing current accounting policies and practices to identify potential differences that would result from the application of the standard is complete. This assessment included (1) utilizing questionnaires to assist with the identification of revenue streams, (2) performing sample contract analyses for each revenue stream identified, (3) assessing the noted differences in recognition and measurement that may result from adopting this new standard, (4) performing detailed analyses of contracts with larger customers, and (5) developing plans to test transactions for consistency with contract provisions that affect revenue recognition.

As part of the analysis phase, the committee analyzed the impact of the standard on its contract portfolio by reviewing a sample of its contracts to identify potential differences that would result from applying the requirements of the new standard. The committee also analyzed the impact of requirements for identifying contracts, performance obligations, and variable consideration.

Based on procedures performed, the committee has identified two areas that will be impacted by application of the new revenue standard.  In the Food Service Equipment segment, the Company bases volume-related rebate accruals on the achievement of certain pre-defined tiers.  The new guidance requires the Company to calculate the rebate accrual on anticipated sales for the rebate period, rather than measurement of actual achievement of specific tiers.  The Company expects to record a one-time catch up adjustment for this change, upon adoption of the new standard during the quarter ending September 30, 2018, of $1.5 million. In Engineering Technologies, the committee analyzed certain long-term contracts, currently recognizing revenue utilizing the point-in-time method, to determine if any of the three criteria in ASC 606-10-25-27 are being met which would require revenue to be recognized over time under the new standard.

It was determined that $0.7 million in net sales will be moved from point in time to overtime. The net change for Engineering Technologies will be approximately $0.1 million after cost of sales of $0.6 million. The net impact will be reflected as a reduction to retained earnings in our quarterly report for the quarter ending September 30, 2018.

The Company is also evaluating the disclosure requirements under the new standard that are effective in the first quarter of fiscal year 2019. The Company will continue to evaluate these disclosure requirements and incorporate the collection of relevant data into its reporting process in the first quarter of fiscal year 2019.

During the first quarter of fiscal year 2019, the Company will continue to analyze the adoption impact and disclose the final impact in our September 30 2018 10Q.

In November 2015, the FASB issued ASC Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, as part of its simplification initiatives. This update requires deferred tax liabilities and assets to be classified as non-current on the consolidated condensed balance sheet for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted.  An entity can elect adoption prospectively or retrospectively to all periods presented.  We have adopted ASU 2015-17 prospectively.  As a result, we have presented all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of June 30, 2018, but have not reclassified current deferred assets and liabilities on our consolidated balance sheet as of June 30, 2017.  There was no impact on our results of operations as a result of the adoption of ASU 2015-17.

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

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. The new guidance requires the service cost component of net periodic benefit cost to be presented in the same income statement line items as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost are to be stated separately from service cost and outside of operating income. This guidance is effective for fiscal years beginning after December 15, 2017 (fiscal 2019 for the Company) and interim periods within those annual periods. The amendment is to be applied retrospectively. The provisions of the new standard will impact the classification of pension expense in the Statement of Operations and will impact both current and historical operating income and Other Expense – Non Operating beginning in the first quarter of fiscal year 2019.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which will allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects resulting from "An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018" (the "Act") that are stranded in accumulated other comprehensive income. This standard also requires certain disclosures about stranded tax effects. This ASU, however, does not change the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations. ASU 2018-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. It must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. We elected to early adopt this ASU during the fiscal third quarter of 2018. The amount of the reclassification was $17.2 million.

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

The Company paid $10.1 million in cash for all of the issued and outstanding equity interests of the Piazza Rosa Group and also paid $2.8 million subsequent to closing in order to satisfy assumed debt of the entity at the time of acquisition. The Company has estimated that total cash consideration will be adjusted by $2.6 million based upon achievement of certain revenue metrics over the next three years.

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

Intangible assets of $4.1 million were preliminarily recorded, consisting of $2.3 million of customer relationships to be amortized over a period of eight years, $1.6 million for trademarks, and $0.2 million of other intangibles assets.  Since the preliminary valuation, the Company adjusted goodwill by $0.5 million primarily as a result of identification of other identifiable assets.

The Company will finalize its purchase accounting for this acquisition in the first quarter of fiscal year 2019, and will record an approximate $1.5 million reduction to identified intangible assets with a corresponding increase to goodwill.  The goodwill of $6.6 million created by the transaction is not deductible for income tax purposes.

The components of the fair value of the Piazza Rosa Group acquisition, including the allocation of the purchase price at June 30, 2018, are as follows (in thousands):

	Preliminary Allocation	Adjustments	Preliminary Allocation
	September 30, 2017		June 30, 2018
Fair value of business combination:
Total cash consideration	$10,056	$-	$10,056
Fair value of contingent consideration	-	2,617	2,617
Total	$10,056	$2,617	$12,673
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$2,678	$1,664	$4,342
Inventories	637	(2)	635
Property, plant, and equipment	5,005	558	5,563
Identifiable intangible assets	4,087	(1)	4,086
Goodwill	6,218	416	6,634
Liabilities assumed	(7,387)	-	(7,387)
Deferred taxes	(1,182)	(18)	(1,200)
Total	$10,056	$2,617	$12,673

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

The components of the fair value of the Standex Electronics Japan acquisition, including the final allocation of purchase price are as follows (in thousands):

Final Allocation
Fair value of business combination:
Cash payments	$137,676
Less: cash acquired	(8,521)
Total	$129,155
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$10,339
Inventories	8,203
Property, plant, and equipment	18,206
Identifiable intangible assets	51,400
Goodwill	79,434
Liabilities assumed	(19,279)
Deferred taxes	(19,148)
Total	$129,155

The Company finalized the purchase price allocation during the quarter ended March 31, 2018.

The following table reflects the unaudited pro forma operating results of the Company for the years ended June 30, 2018 and 2017, which give effect to the acquisition of Standex Electronics Japan as if it had occurred at the beginning of each period presented.  The pro forma information combines the historical financial results of the Company and Standex Electronics Japan, adjusted for changes in foreign exchange rates.  The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective at the beginning of each period, nor are they intended to be indicative of results that may occur in the future.  The pro forma information does not include the effects of any synergies related to the Standex Electronics Japan acquisition, transactions between the entities prior to acquisition, or the pre-acquisition impact of other businesses acquired by the Company during this period as they were not material to the Company’s historical results of operations.

	(Unaudited Pro Forma)
	For the year ended June 30,
In thousands	2018	2017
Net Sales	$868,382	$805,235
Net Income	$36,823	$57,810
Earnings per share:
Basic	$2.90	$4.56
Diluted	$2.88	$4.53

*  Fiscal year 2017 unaudited pro-forma results have been recast as a result of the adoption of Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting.

Pro forma earnings during the year ended June 30, 2018 were adjusted to exclude tax-affected acquisition-related costs incurred during the first quarter of $0.2 million.

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

The Company paid $24.7 million in cash, net of cash acquired, for 100% of the outstanding stock of Horizon Scientific. The purchase price was subject to cash and net working capital adjustments of $0.3 million which was paid in fiscal year 2018 along with deferred compensation of up to $8.0 million. The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values on the closing date.

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

The components of the fair value of the Horizon Scientific acquisition including the allocation of the purchase price are as follows (in thousands):

Final Allocation
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

Deferred compensation costs relate to payments due to the seller of Horizon Scientific for $2.8 million on the second anniversary and $5.6 million on the third anniversary of the closing date of the purchase.  For the years ended June 30, 2018 and 2017, we recorded deferred compensation costs of $2.8 million and $2.1 million, respectively, for estimated deferred compensation earned by the Horizon Scientific seller. The payments are contingent on the seller remaining an employee of the Company with limited exceptions at each anniversary date.

Acquisition related costs of $5.7 million in 2017 consisted of $2.7 million of investment banker fees for services provided in connection with the Standex Electronics Japan transaction and $3.0 million for third-party due diligence expenses also related to Standex Electronics Japan and other acquisitions.

The components of acquisition-related costs are as follows (dollars in thousands):

	June 30, 2018	June 30, 2017
Deferred compensation arrangements	$2,810	$ 2,108
Acquisition-related costs	939	5,735
Total	$3,749	$ 7,843

3.  INVENTORIES

Inventories are comprised of (in thousands):

June 30	2018	2017
Raw materials	$58,878	$53,313
Work in process	33,507	28,110
Finished goods	34,838	37,978
Total	$127,223	$119,401

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses and were $ 25.5 million, $20.4 million, and $20.1 million in 2018, 2017, and 2016, respectively.

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

June 30	2018	2017
Land, buildings and
leasehold improvements	$83,459	$78,048
Machinery, equipment and other	217,749	199,419
Total	301,208	277,467
Less accumulated depreciation	156,638	144,307
Property, plant and equipment - net	$144,570	$133,160

Depreciation expense for the years ended June 30, 2018, 2017, and 2016 totaled $18.8 million, $14.7 million, and $13.7 million, respectively.

5.  GOODWILL

Goodwill and certain indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. The Company’s annual test for impairment is performed using a May 31st measurement date.

The Company has identified our reporting units for impairment testing as its twelve operating segments, which are aggregated into five reporting segments as disclosed in Note 17 – Industry Segment Information.

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

We completed our annual impairment testing as of May 31, 2018, and determined that the fair value of each of its reporting units substantially exceeded each unit’s respective carrying value, therefore, no impairment charges were recorded in connection with our testing and assessment during 2018 and 2017.

Changes to goodwill during the years ended June 30, 2018 and 2017 are as follows (in thousands):

	2018	2017
Balance at beginning of year	$260,629	$175,293
Accumulated impairment losses	17,939	17,939
Balance at beginning of year, net	242,690	157,354
Acquisitions	7,655	85,561
Foreign currency translation	1,417	(225)
Balance at end of year	$251,762	$242,690

6.  INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

		Tradenames
	Customer Relationships	(Indefinite-lived)	Developed Technology	Other	Total
June 30, 2018
Cost	$66,802	$20,396	$48,281	$4,927	$140,406
Accumulated amortization	(33,917)	-	(4,709)	(3,705)	(42,331)
Balance, June 30, 2018	$32,885	$20,396	$43,572	$1,222	$98,075

June 30, 2017
Cost	$64,247	$18,715	$47,586	$4,503	$135,051
Accumulated amortization	(28,764)	-	(826)	(2,958)	(32,548)
Balance, June 30, 2017	$35,483	$18,715	$46,760	$1,545	$102,503

Amortization expense from continuing operations for the years ended June 30, 2018, 2017, and 2016 totaled $9.0 million, $5.0 million, and $3.6 million, respectively. At June 30, 2018, aggregate amortization expense is estimated to be $9.0 million in fiscal 2019, $8.5 million in fiscal 2020, $7.9 million in fiscal 2021, $7.4 million in fiscal 2022, $6.7 million in fiscal 2023, and $38.2 million thereafter.

7.  DEBT

Long-term debt is comprised of the following at June 30 (in thousands):

	2018	2017
Bank credit agreements	$194,000	$192,500
Other	-	6
Total funded debt	194,000	192,506
Issuance Cost	(228)	(530)
Total long-term debt	$193,772	$191,976

Long-term debt is due as follows (in thousands):

2019	$-
2020 (matures December 2019)	194,000
2021	-
2022	-
2023	-
Thereafter	-
Funded Debt	194,000
Issuance costs	(228)
Debt, net issuance cost	$193,772

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of June 30, 2018, the Company had the ability to borrow $198.1 million under the facility based on our current EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants which the Company was compliant with as of June 30, 2018.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Agreement”), to interest expense for the trailing twelve months of at least 3.0:1.  Adjusted EBIT per the Credit Agreement specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to $7.5 million, and unlimited non-cash charges including gains or losses on sale of property and goodwill adjustments.  At June 30, 2018, the Company’s Interest Coverage Ratio was 11.40:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the credit agreement, calculated as Adjusted EBIT per the Credit Agreement plus depreciation and amortization, may not exceed 3.5:1. At June 30, 2018 the Company’s Leverage Ratio was 1.67:1.

As of June 30, 2018, we had borrowings under our facility of $194 million and the effective rate of interest for outstanding borrowings under the facility was 3.29%.  Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.

In order to manage our interest rate exposure, we are party to $75.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.74%.

Other Long-Term Borrowings

At June 30, 2018, and 2017, the Company had standby letter of credit sub-facility outstanding, primarily for insurance and trade financing purposes of $7.9 million and $8.9 million, respectively.

8.  ACCRUED LIABILITIES

Accrued expenses recorded in our Consolidated Balance Sheets at June 30, consist of the following (in thousands):

	2018	2017
Payroll and employee benefits	$31,749	$28,522
Workers' compensation	2,728	2,399
Warranty	9,356	9,243
Fair value of derivatives	2,853	3,014
Other	18,889	15,516
Total	$65,575	$58,694

The increase in other liabilities during 2018 compared to 2017 is primarily due to the inclusion of $1.2 million of other liabilities from acquired entities.

9.  DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps

In order to manage our interest rate exposure, we are party to $75.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.74% at June 30, 2018.

The fair value of the swaps recognized in accrued liabilities and in other comprehensive income (loss) at June 30, 2018 and 2017 is as follows (in thousands):

				Fair Value at June 30,
Effective Date	Notional Amount	Fixed Interest Rate	Maturity	2018	2017
December 19, 2014	20,000	1.18%	December 19, 2017	$-	$8
December 19, 2014	5,000	1.20%	December 19, 2017	-	1
December 18, 2015	15,000	1.46%	December 19, 2018	55	(1)
December 19, 2015	10,000	2.01%	December 19, 2019	74	(106)
May 24, 2017	25,000	1.88%	April 24, 2022	764	(60)
May 24, 2017	25,000	1.67%	May 24, 2020	432	(23)
				$1,325	$(181)

The Company reported no losses for the years ended June 30, 2018, 2017, and 2016, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign purchases of materials and loan payments between subsidiaries.  The Company enters into such contracts for hedging purposes only.  The Company has designated certain of these currency contracts as hedges, and changes in the fair value of these contracts are recognized in other comprehensive income until the hedged items are recognized in earnings.  Hedge ineffectiveness, if any, associated with these contracts will be reported in net income.  At June 30, 2018 and 2017, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized gain / (losses) of $(2.9) million and $(2.8) million, respectively, which approximate the unrealized gains or losses on the related loans.  The contracts have maturity dates ranging from 2018-2023, which correspond to the related intercompany loans.  The notional amounts of these instruments, by currency in thousands, are as follows:

Currency	2018	2017
USD	64,558	73,000
Euro	21,300	21,335
Pound Sterling	6,826	6,962
Peso	54,000	54,000
Canadian	20,600	20,600

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet at June 30, (in thousands):

	Asset Derivatives
	2018		2017
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Other Assets	$1,325	Accrued Liabilities	$-
Foreign exchange contracts	Other Assets	1,357	Accrued Liabilities	-
		$2,682		$-

	Liability Derivatives
	2018		2017
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	$-	Accrued Liabilities	$181
Foreign exchange contracts	Accrued Liabilities	4,204	Accrued Liabilities	2,833
		$4,204		$3,014

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	2018	2017	2016
Interest rate swaps	$1,367	$282	$(743)
Foreign exchange contracts	1,174	(3,178)	(267)
	$2,541	$(2,896)	$(1,010)

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to net income for the periods ended (in thousands):

Details about Accumulated				Affected line item
Other Comprehensive				in the Statements
Income (Loss) Components	2018	2017	2016	of Operations
Interest rate swaps	$171	$399	$567	Interest expense
Foreign exchange contracts	-	75	112	Cost of goods sold
Foreign exchange contracts	121	(861)	-	Interest expense
	$292	$(387)	$679

10.  INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act” or “TCJA”) was passed which, among other things, reduces the federal corporate tax rate to 21.0% effective for taxable years starting on or after January 1, 2018.  For the year ending June 30, 2018, the Company recorded federal taxes using a blended federal rate of 28.0%.  During the quarter ended December 31, 2017 (Q2 FY2018), the Company reported provisional amounts for the toll/transition tax and the change in the U.S. deferred tax.  Pursuant to SEC guidance provided in Staff Accounting Bulletin No. 118, the Company is utilizing the measurement period approach for the income tax effects of tax reform for which the accounting is incomplete and expects to complete process in FY19 as the FY18 tax returns are finalized.

During the fourth quarter of 2018, the Company updated the impact of the tax law as follows:

The Company recorded provision for income taxes of $56 thousand during the quarter due to a revaluation of the Company's estimated deferred tax assets as of December 31, 2017.  The increase was a result of a change in the current year activity from the prior quarter for a total year-to date impact of approximately $1.34 million.

The Company has recorded a tax benefit of approximately $1.49 million to its provision for income taxes during the quarter related to a mandatory deemed repatriation of foreign earnings.  This amount includes a state tax benefit of $.54 million based on updated state guidance for a year-to date impact of approximately $11.7 million.  This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation.  In addition, further interpretations of the TCJA from U.S. federal and state governments and regulatory organizations may change the provisional tax liability or the accounting treatment of the provisional tax liability.  Under the Act, the Company is permitted to pay this tax over an eight-year period commencing with the due date of the 2018 tax return.

Since these provisions during the quarter are still based on estimates, the Company will continue to measure the impact of these areas and record any changes in subsequent quarters when information and guidance become available.

Other law changes implemented by the Act such as the repeal of the Section 199 manufacturing deduction, changes to the calculation for Section 162(m) executive compensation deduction, interest deduction limitation and Global Intangible Low Taxed Income (GILTI), and others will not have any impact on the Company until the fiscal year ending June 30, 2019. As allowed under US GAAP, the Company has elected to treat any taxes due on future U.S. inclusions in taxable income under the GILTI provision as a current-period expense when incurred. The Company will continue to monitor guidance regarding these changes for how it will impact the financial statements in later periods.

In addition, as a result of the Tax Reform change on US federal taxation on cash repatriation, current US debts levels and updated cash flow planning, the Company has changed its position on reinvestment of foreign earnings in several foreign jurisdictions.  As a result, the Company has recorded a tax provision of approximately $7.8 million during the quarter related to the anticipated foreign withholding taxes and state taxes on future cash repatriation.

The components of income from continuing operations before income taxes are as follows (in thousands):

	2018	2017	2016
U.S. Operations	$7,525	$16,257	$23,996
Non-U.S. Operations	69,727	45,675	44,529
Total	$77,252	$61,932	$68,525

The Company utilizes the asset and liability method of accounting for income taxes.  Deferred income taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws.  The components of the provision for income taxes on continuing operations (in thousands) were as shown below:

	2018	2017	2016
Current:
Federal	$11,057	$2,229	$11,014
State	498	230	523
Non-U.S.	21,674	13,017	11,514
Total Current	33,229	15,476	23,051
Deferred:
Federal	$2,012	$2,141	$(5,214)
State	1,091	(290)	(1,060)
Non-U.S.	4,288	(1,972)	(482)
Total Deferred	7,391	(121)	(6,756)
Total	$40,620	$15,355	$16,295

A reconciliation from the U.S. Federal income tax rate on continuing operations to the total tax provision is as follows:

	2018	2017	2016
Provision at statutory tax rate	28.0%	35.0%	35.0%
State taxes	1.5%	(0.1%)	(0.5%)
Impact of foreign operations	(0.9%)	(8.0%)	(6.7%)
Federal tax credits	(1.2%)	(1.3%)	(1.8%)
Tax Reform	16.7%	0.0%	0.0%
Cash repatriation	9.5%	0.0%	0.0%
Contributions, net	0.0%	0.0%	(1.3%)
Other	(1.0%)	(0.8%)	(0.9%)
Effective income tax provision	52.6%	24.8%	23.8%

Due to the effective date of the Act’s rate reduction on our fiscal year, the Company recorded a blended statutory rate for the year ended June 30, 2018.

Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, size of the Company’s income or loss and any one-time activities occurring during the period.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2018 was impacted by the following items: (i) a tax provision related to the impact of the Sec. 965 toll tax of $11.7 million, (ii) a tax provision related to a revaluation of deferred taxes due to the federal rate reduction of $1.3 million, and (iii) a tax provision related to expected foreign withholding taxes on cash repatriation of $7.8 million.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2017 was impacted by the following items: (i) a benefit of $0.6 million related to the R&D tax credit, and (ii) a benefit of $5.3 million due to the mix of income earned in jurisdictions with beneficial tax rates.

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

Significant components of the Company’s deferred income taxes are as follows (in thousands):

	2018	2017
Deferred tax liabilities:
Depreciation and amortization	$(39,775)	$(55,041)
Withholding Taxes	(7,833)	-
Other	-	-
Total deferred tax liability	$(47,608)	$(55,041)

Deferred tax assets:
Accrued compensation	$2,657	$4,127
Accrued expenses and reserves	4,808	6,886
Pension	13,522	26,309
Inventory	1,613	2,677
Other	452	939
Net operating loss and credit carry forwards	8,668	6,773
Total deferred tax asset	$31,720	$47,711

Less: Valuation allowance	(3,482)	(1,530)
Net deferred tax asset (liability)	$(19,370)	$(8,860)

The Company estimates the degree to which deferred tax assets, including net operating loss and credit carry forwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss carry forwards that it believes will more likely than not go unrealized.  The valuation allowance at June 30, 2018 applies to state and foreign loss carry forwards, which management has concluded that it is more likely than not that these tax benefits will not be realized.  The increase (decrease) in the valuation allowance from the prior year was due to the current year activity in those same state and foreign loss jurisdictions.

As of June 30, 2018, the Company had gross state net operating loss ("NOL") and credit carry forwards of approximately $61.6 million and $2.5 million, respectively, which may be available to offset future state income tax liabilities and expire at various dates from 2018 through 2037.  In addition, the Company had foreign NOL carry forwards of approximately $3.1 million, $2.4 million of which carry forward indefinitely and $0.7 million that carry forward for 10 years.

Under ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement. Accordingly, we recorded discrete income tax benefits in the consolidated statements of income of $395 during the fiscal year ended June 30, 2018, for excess tax benefits related to equity compensation.

As a result of the tax reform law passed on December 22, 2017, undistributed foreign earnings were subject to the U.S. one-time mandatory transition tax and are eligible to be repatriated to the U.S. without additional U.S. tax under the Tax Act and companies are now eligible to receive 100 percent dividend received deduction for foreign dividends.  However, the permanent reinvestment assertion must still be assessed and made regarding potential liabilities for foreign withholding taxes.  Historically, we have not provided deferred taxes on the cumulative undistributed earnings of our foreign subsidiaries as theses were deemed to be permanently reinvested.  As of June 30, 2018, we reassessed our position regarding our permanent reinvestment in various foreign jurisdictions.  As a result, we determined that assessment of previously undistributed earnings of certain foreign subsidiaries no longer meet the requirements for indefinite reinvestment under applicable accounting guidance.  Therefore, we recognized deferred tax liabilities of approximately $4.2 million that relate to foreign withholding taxes on these earnings.  In addition, we have determined that current earnings from several foreign jurisdictions will no longer be reinvested.  As such the Company has recorded deferred tax liabilities of approximately $3.1 million related to foreign withholding taxes on these current year earnings.   It is expected deferred tax liabilities will continue to be recorded on current earnings in future periods from these jurisdictions.  Lastly, the Company maintains its permanent reinvestment on earnings in certain foreign jurisdictions.  If repatriated, these earnings would generate a tax liability of approximately $1.8 million.

The total provision for income taxes included in the consolidated financial statements was as follows (in thousands):

	2018	2017	2016
Continuing operations	$40,620	$15,355	$16,295
Discontinued operations	(15)	(27)	(55)
Total Provision	$40,605	$15,328	$16,240

The changes in the amount of gross unrecognized tax benefits during 2018, 2017 and 2016 were as follows (in thousands):

	2018	2017	2016
Beginning Balance	$2,991	$2,978	$1,054
Additions based on tax positions related to the current year	12	12	2,125
Additions for tax positions of prior years	-	1	-
Reductions for tax positions of prior years	-	-	(201)
Ending Balance	$3,003	$2,991	$2,978

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

Country	Years Ending June 30,
United States	2015 to 2018
Canada	2014 to 2018
Germany	2016 to 2018
Ireland	2016 to 2018
Portugal	2014 to 2018
United Kingdom	2016 to 2018

The Company’s policy is to include interest expense and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations.  At both June 30, 2018 and June 30, 2017, the company had less than $0.1 million for accrued interest expense on unrecognized tax benefits.

11.  COMMITMENTS

The Company leases certain property and equipment under agreements with initial terms ranging from one to sixty years. Rental expense related to continuing operations for the years ended June 30, 2018, 2017, and 2016 was approximately $10.2 million, $8.0 million and $6.6 million, respectively.

The gross minimum annual rental commitments under non-cancelable operating leases, principally real-estate at June 30, 2018`:

(in thousands)	Lease	Sublease	Net obligation
2019	10,202	329	9,873
2020	8,704	336	8,368
2021	7,923	346	7,577
2022	7,095	356	6,739
2023	7,204	367	6,837
Thereafter	15,995	2,670	13,325

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

Total compensation cost recognized in income for equity based compensation awards was $4.9 million, $5.0 million, and $5.1 million for the years ended June 30, 2018, 2017, and 2016, respectively, primarily within Selling, General, and Administrative Expenses.  The total income tax benefit recognized in the consolidated statement of operations for equity-based compensation plans was $1.2 million, $1.9 million, and $1.8 million for the years ended June 30, 2018, 2017 and 2016, respectively.

There were 157,921 shares of common stock reserved for issuance under various compensation plans at June 30, 2018.

Restricted Stock Awards

The Company may award shares of restricted stock to eligible employees and non-employee directors of the Company at no cost, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights during the restriction period.  Such shares and rights are subject to forfeiture if certain employment conditions are not met.  During the restriction period, recipients of the shares are entitled to dividend equivalents on such shares, providing that such shares are not forfeited.  Dividends are accumulated and paid out at the end of the restriction period.  During 2018, 2017, and 2016, the Company granted 51,792, 51,563, and 48,984 shares, respectively, of restricted stock to eligible participants.  Restrictions on the stock awards generally lapse between fiscal 2018 and fiscal 2020.  For the years ended June 30, 2018, 2017, and 2016, $3.7 million, $3.6 million, and $2.6 million, respectively, was recognized as compensation expense related to restricted stock awards.  Substantially all awards are expected to vest.

A summary of restricted stock awards activity during the year ended June 30, 2018 is as follows:

	Restricted Stock Awards
	Number	Aggregate
	of	Intrinsic
	Shares	Value
Outstanding, June 30, 2017	115,703	$10,494,262
Granted	51,792
Exercised / vested	(37,970)	$757,216
Canceled	(9,515)
Outstanding, June 30, 2018	120,010	$12,258,515

Restricted stock awards granted during 2018, 2017 and 2016 had a weighted average grant date fair value of $93.73, $85.07, and $77.38, respectively.  The grant date fair value of restricted stock awards is determined based on the closing price of the Company’s common stock on the date of grant.  The total intrinsic value of awards exercised during the years ended June 30, 2018, 2017, and 2016 was $0.8 million, $0.8 million, and $1.1 million, respectively.

As of June 30, 2018, there was $4.1 million of unrecognized compensation costs related to awards expected to be recognized over a weighted-average period of 1.38 years.

Executive Compensation Program

The Company operates a compensation program for key employees.  The plan contains both an annual component as well as a long-term component.  Under the annual component, participants may elect to defer up to 50% of their annual incentive compensation in restricted stock which is purchased at a discount to the market.  Additionally, non-employee directors of the Company may defer a portion of their director’s fees in restricted stock units which is purchased at a discount to the market.  During the restriction period, recipients of the shares are entitled to dividend equivalents on such units, providing that such shares are not forfeited.  Dividend equivalents are accumulated and paid out at the end of the restriction period.  The restrictions on the units expire after three years.  At June 30, 2018 and 2017, respectively, 31,760 and 35,707 shares of restricted stock units are outstanding and subject to restrictions that lapse between fiscal 2018 and fiscal 2020. The compensation expense associated with this incentive program is charged to income over the restriction period.  The Company recorded compensation expense related to this program of $0.3 million, $0.4 million, and $0.2 million for the years ended June 30, 2018, 2017 and 2016, respectively.

As of June 30, 2018, there was $0.3 million of unrecognized compensation costs related to awards expected to be recognized over a weighted-average period of 1.21 years.

The fair value of the awards under the annual component of this incentive program is measured using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model are as follows:

	2018	2017	2016
Risk-free interest rates	1.55%	0.71%	1.10%
Expected life of option grants (in years)	3	3	3
Expected volatility of underlying stock	25.6%	25.7%	26.6%
Expected quarterly dividends (per share)	$0.16	$0.14	$0.12

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

A summary of the awards activity under the executive compensation program during the year ended June 30, 2018 is as follows:

	Annual Component			Performance Stock Units
		Weighted
	Number	Average	Aggregate	Number	Aggregate
	of	Exercise	Intrinsic	of	Intrinsic
	Shares	Price	Value	Shares	Value
Non-vested, June 30, 2017	35,707	$59.11	$318,334	52,890	$4,254,256
Granted	9,050	$68.03		24,567
Vested	(10,930)	$55.76	428,893	(15,780)	$1,194,319
Forfeited	(2,067)	$60.62		(3,167)
Non-vested, June 30, 2018	31,760	$62.71	442,850	58,028	$5,013,531

Restricted stock awards granted under the annual component of this program in fiscal 2018, 2017, and 2016 had a grant date fair value of $96.56, $87.05, and $82.79, respectively.  The PSUs granted in fiscal 2018, 2017 and 2016 had a grant date fair value of $91.75, $83.92, and $76.61, respectively. The total intrinsic value of awards vested under the executive compensation program during the years ended June 30, 2018 was $1.6 million, and $2.3 million for the years ended June 30, 2017 and June 30, 2016.

The Company recognized compensation expense related to the PSUs of $0.9 million, $1.0 million, and $2.3 million for the years ended June 30, 2018, 2017 and 2016 respectively based on the probability of the performance targets being met. The total unrecognized compensation costs related to non-vested performance share units was $2.0 million at June 30, 2018, which is expected to be recognized over a weighted average period of 1.3 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan that allows employees to purchase shares of common stock of the Company at a discount from the market each quarter. The ESPP plan, which was effective as of July 1, 2005, provided employees the option to purchase Standex stock at a discount of 5%. The Plan was modified, effective as of April 1, 2017, to increase the stock purchase discount to 15% and is considered a compensatory Plan. Under this new Plan, shares of our stock may be purchased by employees quarterly at 85% of the fair market value on the last day of each quarter. The 15% discount is recorded as a component of SG&A in the Company’s Consolidated Statements of Operations. Shares of stock reserved for the plan were 81,315 at June 30, 2018. Shares purchased under this plan aggregated to 5,622, 3,742, and 3,809 in 2018, 2017 and 2016, respectively, at an average price of $86.01, $84.17, and $75.66, respectively.

14.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of the Company’s accumulated other comprehensive income (loss) at June 30 are as follows (in thousands):

	2018	2017
Foreign currency translation adjustment	$(25,013)	$(25,107)
Unrealized pension losses, net of tax	(95,112)	(86,646)
Unrealized losses on derivative instruments, net of tax	(1,734)	(4,185)
Total	$(121,859)	$(115,938)

15.  RESTRUCTURING

The Company has undertaken a number of initiatives that have resulted in severance, restructuring, and related charges.  A summary of charges by initiative is as follows (in thousands):

	Involuntary Employee
	Severance and
Year Ended June 30,	Benefit Costs	Other	Total
2018 Restructuring Initiatives	$2,668	$3,825	$6,493
Prior Year Initiatives	224	877	1,101
Total expense	$2,892	$4,702	$7,594

2017 Restructuring Initiatives	$1,863	$3,590	$5,453
Prior Year Initiatives	-	372	372
Total expense	$1,863	$3,962	$5,825

2016 Restructuring Initiatives	$1,046	$893	$1,939
Prior Year Initiatives	96	2,197	2,293
Total expense	$1,142	$3,090	$4,232

2018 Restructuring Initiatives

The Company continues to focus on our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions, facility closures, and consolidations.  During the fiscal year ended June 30, 2018, we incurred restructuring expenses from 2018 initiatives related to three restructuring programs that are intended to improve profitability, streamline production and enhance capacity to support future growth:  (1) the realignment of management functions at the Food Service Equipment Group level;  (2) headcount reduction and plant realignment with regard to the standard products businesses within Food Service Equipment; and (3) the exit of an unprofitable Engraving business in Brazil.

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2017	$-	$-	$-
Additions and adjustments	2,838	3,149	5,987
Payments	(2,676)	(3,124)	(5,800)
Restructuring liabilities at June 30, 2018	$162	$25	$187

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

The Company anticipates further restructuring charges in 2019 based upon market conditions and cost reduction activities to improve our competitive advantage.

Activity in the reserves related to 2017 restructuring initiatives is as follows (in thousands):

	Involuntary Employee
	Severance and
	Benefit Costs	Other	Total
Restructuring Liabilities at June 30, 2017	$506	$801	$1,307
Additions and adjustments	532	1,044	1,576
Payments	(745)	(1,845)	(2,590)
Restructuring Liabilities at June 30, 2018	$293	$-	$293

Activity in the reserves related to prior year restructuring initiatives is as follows (in thousands):

	Involuntary Employee
	Severance and
	Benefit Costs	Other	Total
Restructuring Liabilities at June 30, 2016	$74	$256	$330
Additions	1,927	3,742	5,669
Payments	(1,495)	(2,760)	(4,255)
Restructuring Liabilities at June 30, 2017	$506	$1,238	$1,744

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Involuntary Employee
	Severance and
Year Ended June 30,	Benefit Costs	Other	Total
Fiscal Year 2018
Food Service Equipment	$ 962	$ 3,203	$ 4,165
Engineering Technologies	224	874	1,098
Engraving	1,199	489	1,688
Electronics	215	84	299
Corporate and Other	292	52	344
Total expense	$ 2,892	$ 4,702	$ 7,594

Fiscal Year 2017
Food Service Equipment	$ 1,101	$ 85	$ 1,186
Engineering Technologies	809	3,070	3,879
Engraving	6	-	6
Electronics	11	488	499
Corporate and Other	(64)	319	255
Total expense	$ 1,863	$ 3,962	$ 5,825

Fiscal Year 2016
Food Service Equipment	$ 138	$ 2,841	$ 2,979
Engineering Technologies	160	-	160
Engraving	92	-	92
Electronics	624	217	841
Corporate and Other	128	32	160
Total expense	$ 1,142	$ 3,090	$ 4,232

16.  EMPLOYEE BENEFIT PLANS

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

Net periodic benefit cost for U.S. and non-U.S. plans included the following components (in thousands):

	U.S. Plans			Foreign Plans
	Year Ended June 30,			Year Ended June 30,
	2018	2017	2016	2018	2017	2016
Service Cost	$3	$3	$70	$187	$37	$34
Interest Cost	10,079	10,451	11,489	1,050	1,022	1,428
Expected return on plan assets	(13,484)	(13,761)	(13,864)	(947)	(1,152)	(1,294)
Recognized net actuarial loss	4,579	4,760	3,979	941	1,016	835
Amortization of prior service cost (benefit)	-	-	14	(37)	(48)	(49)
Net periodic benefit cost (benefit)	$1,177	$1,453	$1,688	$1,194	$875	$954

The following table sets forth the funded status and amounts recognized as of June 30, 2018 and 2017 for our U.S. and foreign defined benefit pension plans (in thousands):

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
	2018	2017	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$259,963	$269,162	$42,141	$41,820
Service cost	3	3	187	37
Interest cost	10,079	10,451	1,050	1,022
Actuarial loss (gain)	(10,761)	(3,624)	(2,701)	1,016
Benefits paid	(16,188)	(16,029)	(1,639)	(1,352)
Foreign currency exchange rate & other changes	-	-	2,156	(402)
Projected benefit obligation at end of year	$243,096	$259,963	$41,194	$42,141
Change in plan assets
Fair value of plan assets at beginning of year	$195,328	$197,850	$36,921	$35,007
Actual return on plan assets	6,070	13,223	1,113	2,677
Employer contribution	5,750	284	1,196	1,143
Benefits paid	(16,188)	(16,029)	(1,638)	(1,352)
Foreign currency exchange rate	-	-	525	(554)
Fair value of plan assets at end of year	$190,960	$195,328	$38,117	$36,921

Funded Status	$(52,136)	$(64,635)	$(3,076)	$(5,220)
Amounts recognized in the consolidated balance sheets consists of:
Prepaid Benefit Cost	$-	$-	$4,759	$1,324
Current liabilities	(219)	(220)	(1,926)	(330)
Non-current liabilities	(51,917)	(64,415)	(5,909)	(6,330)
Net amount recognized	$(52,136)	$(64,635)	$(3,076)	$(5,336)

Unrecognized net actuarial loss	$121,281	$129,207	$4,778	$8,484
Unrecognized prior service cost	-	-	(45)	(33)
Accumulated other comprehensive income, pre-tax	$121,281	$129,207	$4,733	$8,451

The accumulated benefit obligation for all defined benefit pension plans was $283.9 million and $301.6 million at June 30, 2018 and 2017, respectively.

The estimated actuarial net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $4.5 million.

Plan Assets and Assumptions

The fair values of the Company’s pension plan assets at June 30, 2018 and 2017 by asset category, as classified in the three levels of inputs described in Note 1 under the caption Fair Value of Financial Instruments, are as follows (in thousands):

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$4,482	$325	$4,157	$-
Common and preferred stocks	89,934	16,353	73,581	-
U.S. Government securities	14,461	-	14,461	-
Corporate bonds and other fixed income securities	102,105	6,711	95,394	-
Other	18,095	-	18,095	-
	$229,077	23,389	205,688	-

	June 30, 2017
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$11,160	$452	$10,708	$-
Common and preferred stocks	94,951	16,976	77,975	-
U.S. Government securities	11,989	-	11,989	-
Corporate bonds and other fixed income securities	97,691	6,728	90,963	-
Other	16,458	-	16,458	-
	$232,249	$24,156	$208,093	$-

Asset allocation at June 30, 2018 and 2017 and target asset allocations for 2018 are as follows:

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
Asset Category	2018	2017	2018	2017
Equity securities	33%	33%	20%	21%
Debt securities	33%	29%	44%	44%
Global balanced securities	24%	26%	35%	28%
Other	10%	12%	1%	7%
Total	100%	100%	100%	100%

	2018
Asset Category – Target	U.S.	U.K.
Equity securities	32%	18%
Debt and market neutral securities	33%	45%
Global balanced securities	25%	37%
Other	10%	0%
Total	100%	100%

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

Year Ended June 30	2018	2017	2016
Plan assumptions - obligation
Discount rate	0.38 - 4.40%	1.90 - 4.00%	1.50 - 4.00%
Rate of compensation increase	3.6%	3.70%	3.30%

Plan assumptions - cost
Discount rate	0.43 - 4.00%	1.50 - 4.00%	2.30 - 4.70%
Expected return on assets	2.55 - 7.00%	3.75 - 7.10%	3.90 - 7.10%
Rate of compensation increase	3.70%	3.30%	3.75%

Included in the above are the following assumptions relating to the obligations for defined benefit pension plans in the United States at June 30, 2018; a discount rate of 4.4% and expected return on assets of 7.0%. The U.S. defined benefit pension plans represent the majority of our pension obligations.  The expected return on plan assets assumption is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds.  The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.

Expected benefit payments for the next five years are as follows: 2019, $17.6 million; 2020, $17.4 million; 2021, $17.2 million; 2022, $17.7 million; 2023, $17.8 million and thereafter, $89.3 million. The Company expects to make $1.4 million of contributions to its pension plans in 2019.

The Company operates defined benefit plans in Germany and Japan which are unfunded.

Multi-Employer Pension Plans

We contribute to a number of multiemployer defined benefit plans under the terms of collective bargaining agreements that cover our union-represented employees. These plans generally provide for retirement, death and/or termination benefits for eligible employees within the applicable collective bargaining units, based on specific eligibility/participation requirements, vesting periods and benefit formulas. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

If a participating employer stops contributing to the multiemployer plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

If we choose to stop participating in some of our multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.  However, cessation of participation in a multiemployer plan and subsequent payment of any withdrawal liability is subject to the collective bargaining process.

The following table outlines the Company’s participation in multiemployer pension plans for the periods ended June 30, 2018, 2017, and 2016, and sets forth the yearly contributions into each plan.  The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number.  The most recent Pension Protection Act zone status available in 2017 and 2016 relates to the plans’ two most recent fiscal year-ends.  The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary.  Among other factors, plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded, and plans certified in the green zone are at least 80% funded.  The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (“FIP”) for yellow/orange zone plans, or a rehabilitation plan (“RP”) for red zone plans, is either pending or has been implemented.  For all plans, the Company’s contributions do not exceed 5% of the total contributions to the plan in the most recent year.

Pension Fund	EIN/Plan Number	Pension Protection Act Zone Status			Contributions			Surcharge Imposed?	Expiration Date of Collective Bargaining Agreement
		2018	2017	FIP/RP Status	2018	2017	2016
New England Teamsters and Trucking Industry Pension Fund	04-6372430-001	Red	Red	Yes/ Implemented	$482	$530	$485	No	April 2021

IAM National Pension Fund, National Pension Plan	51-6031295-002	Green	Green	N/A	638	633	575	No	Oct. 2019 -May 2021
					$1,120	$1,163	$1,060

Retirement Savings Plans

The Company has two primary employee savings plans, one for salaried employees and one for hourly employees.  Substantially all of our full-time domestic employees are covered by these savings plans.  Under the provisions of the plans, employees may contribute a portion of their compensation within certain limitations.  The Company, at the discretion of the Board of Directors, may make contributions on behalf of our employees under the plans.  Company contributions were $3.7  million, $4.0 million, and $4.0 million for the years ended June 30, 2018, 2017, and 2016, respectively.  At June 30, 2018, the salaried plan holds approximately 68,000 shares of Company common stock, representing approximately 6.26% of the holdings of the plan.

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

Industry Segments
(in thousands)	Net Sales			Depreciation and Amortization
	2018	2017	2016	2018	2017	2016
Food Service Equipment	$396,866	$380,970	$381,867	$5,960	$5,206	$5,030
Engraving	136,275	105,943	124,120	5,483	3,100	3,403
Engineering Technologies	90,781	90,506	82,235	6,006	5,976	5,363
Electronics	196,291	136,689	118,319	10,564	4,960	3,200
Hydraulics	48,169	41,150	45,045	750	730	651
Corporate and Other	-	-	-	400	343	306
Total	$868,382	$755,258	$751,586	$29,163	$20,315	$17,953

	Income (Loss) From Operations			Capital Expenditures(2)
	2018	2017	2016	2018	2017	2016
Food Service Equipment	$34,853	$33,436	$40,142	$3,790	$5,088	$4,560
Engraving	28,966	25,584	29,579	9,401	7,807	4,031
Engineering Technologies	6,449	9,662	8,258	3,537	6,510	6,562
Electronics	45,310	27,663	21,104	8,263	4,000	2,796
Hydraulics	7,316	6,712	7,947	1,399	1,058	988
Restructuring charge	(7,594)	(5,825)	(4,232)	-	-	-
Acquisition-related costs	(3,749)	(7,843)	-	-	-	-
Gain on sale of real estate	-	652	-	-	-	-
Other operating income (expense), net (1)	-	-	(7,458)	-	-	-
Corporate	(27,512)	(25,015)	(24,996)	257	418	96
Total	$84,039	$65,026	$70,344	$26,647	$24,881	$19,033
Interest expense	(8,030)	(4,043)	(2,871)
Other, net	1,243	949	1,052
Income from continuing operations before income taxes	$77,252	$61,932	$68,525

(1)Other operating expense in 2016 consists primarily of a $7.3 million charge to adjust the Roll, Plate, and Machinery business in the Engraving segment to its net realizable value

(2)    Includes capital expenditures in accounts payable of $0.4 million, $0.5 million, and $2.1 million at June 30, 2018, 2017, and 2016 respectively.

	Goodwill		Identifiable Assets
	2018	2017	2018	2017
Food Service Equipment	$63,464	$63,464	$249,573	$243,414
Engraving	26,675	20,000	149,973	115,664
Engineering Technologies	44,247	44,120	150,150	150,805
Electronics	113,798	112,047	318,564	292,776
Hydraulics	3,059	3,059	25,646	21,405
Corporate & Other (3)	497	-	23,031	43,612
Total	$251,762	$242,690	$916,937	$867,676

(3)  The decrease of Corporate identifiable assets in the periods presented reflects the use of foreign corporate cash in 2017 to acquire Standex Electronics Japan.  See discussion related to the purchase in Note 2 of the consolidated financial statements.

Net sales (4)	2018	2017	2016
United States	$593,141	$523,266	$548,058
Asia Pacific	108,569	86,480	70,269
EMEA (5)	149,249	124,990	107,765
Other Americas	17,423	20,522	25,494
Total	$868,382	$755,258	$751,586

(4)  Net sales were identified based on geographic location where our products and services were initiated.

(5)   EMEA consists primarily of Europe, Middle East and S. Africa.

Long-lived assets	2018	2017	2016
United States	$84,887	$84,365	$76,545
Asia Pacific	30,910	30,268	7,035
EMEA (6)	25,709	15,816	17,287
Other Americas	3,064	2,711	5,819
Total	$144,570	$133,160	$106,686

(6)   EMEA consists primarily of Europe, Middle East and S. Africa.

18.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended June 30, 2018 and 2017 are as follows (in thousands, except for per share data):

	2018
	First	Second	Third	Fourth
Net sales	$214,379	$209,751	$216,743	$227,508
Gross profit	74,181	71,526	73,772	82,320
Net income	13,998	(2,807)	12,800	12,610
EARNINGS PER SHARE (1)
Basic	$1.10	$(0.22)	$1.01	$0.99
Diluted	$1.10	$(0.22)	$1.00	$0.99

	2017
	First	Second	Third	Fourth
Net sales	$179,600	$173,854	$184,715	$217,089
Gross profit	61,776	56,894	61,348	72,736
Net income	14,344	10,442	7,660	14,131
EARNINGS PER SHARE (1)
Basic	$1.13	$0.82	$0.60	$1.12
Diluted	$1.12	$0.82	$0.60	$1.11

(1)Basic and diluted earnings per share are computed independently for each reporting period.  Accordingly, the sum of the quarterly earnings per share amounts may not agree to the year-to-date amounts.

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

19. DISPOSAL OF A BUSINESS

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

20. SUBSEQUENT EVENT

On August 23, 2018, the Company announced that it had acquired Michigan-based Tenibac-Graphion, Inc., a provider of chemical and laser texturing services. Privately held Tenibac-Graphion, Inc. reported revenues of $25 million for the year ended December 31, 2017. The acquisition closed during August 2018, and will be reporting operating results into our Engraving segment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Standex International Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Standex International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 28, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

August 28, 2018

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.  Controls and Procedures

The management of the Company including its Chief Executive Officer, and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2018, that the disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is  (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition.  As discussed in Note 2 to the consolidated financial statements contained in this Report, the Company acquired all of the outstanding stock of the Piazza Rosa Group. The acquisition represents approximately 1.5% of the Company's consolidated revenue for the year ended June 30, 2018, and approximately 1.8% of the Company's consolidated assets at June 30, 2018.  Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2018 excludes any evaluation of the internal control over financial reporting of the Piazza Rosa Group.

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of our fiscal year (ended June 30, 2018) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Based on the Company’s processes, as described above, management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of June 30, 2018 to provide reasonable assurance of achieving its objectives.  These results were reviewed with the Audit Committee of the Board of Directors.  Grant Thornton, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on the Company’s internal control over financial reporting, which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Standex International Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Standex International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2018, and our report dated August 28, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”).  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Piazza Rosa S.r.l. (“Piazza Rosa”), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 1.8 and 1.5 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2018.  As indicated in Management’s Report, Piazza Rosa was acquired during 2018. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Piazza Rosa.

Definition and limitations of internal control over financial reporting

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

Boston, Massachusetts

August 28, 2018

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission (“SEC”) a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended June 30, 2018 (the “Proxy Statement”).  The information required by this item and not provided in Part 1 of this report under Item 1 “Executive Officers of Standex” is incorporated by reference from the Proxy Statement under the captions “Election of Directors,” “Stock Ownership in the Company,” “Other Information Concerning the Company, Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 11.  Executive Compensation

Information regarding executive compensation is incorporated by reference from the Proxy Statement under the captions and sub-captions: “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “2018 Summary Compensation Table,” “Other Information Concerning the Company, Board of Directors and Its Committees,” and “Directors Compensation.”

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

The Equity Compensation Plan table below represents information regarding the Company’s equity based compensation plan at June 30, 2018.

	(A)	(B)	(C)
	Number of Securities To	Weighted-Average	Number of Securities Remaining
	Be Issued Upon Exercise	Exercise Price Of	Available For Future Issuance Under
	Of Outstanding Options,	Outstanding Options,	Equity Compensation Plans (Excluding
Plan Category	Warrants And Rights	Warrants And Rights	Securities reflected in Column (A))
Equity compensation plans approved by stockholders	209,985	$ 9.85	157,921
Equity compensation plans not approved by stockholders	-	-	-
Total	209,985	$ 9.85	157,921

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

(a)1.Financial Statements

Financial Statements covered by the Reports of Independent Registered Public Accounting Firm

(A)Consolidated Statements of Operations for the fiscal years ended June 30, 2018, 2017 and 2016

(B)Consolidated Balance Sheets as of June 30, 2018 and 2017

(C)Comprehensive Income for the fiscal years ended June 30, 2018, 2017 and 2016

(D)Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2018, 2017 and 2016

(E)Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2018, 2017 and 2016

(F)Notes to Consolidated Financial Statements

   2.Financial Statements Schedule

The following financial statement schedule is included as required by Item 8 to this report on Form 10-K

Schedule II – Valuation and Qualifying Accounts is included in the Notes to Consolidated Financial Statements

All other schedules are not required and have been omitted

      Incorporated

Exhibit       by Reference         Filed

Number                    Exhibit Description                         Form     DateHerewith

   3.Exhibits

(b)3.(i)Restated Certificate of Incorporation of Standex, 10-Q12/31/1998

dated October 27, 1998 filed as Exhibit 3(i).

(ii)By-Laws of Standex, as amended, and restated 8-K2/4/2015 effective January 30, 2015 filed as Item 5.03, Exhibit 3.1

10.(a)Employment Agreement dated 10-K6/30/2016

January, 20, 2014 between the Company

and David Dunbar*

(b)Amended and Restated Employment Agreement 10-K6/30/2010

dated August 25, 2010 between the Company

and Thomas D. DeByle*

(c)Employment Agreement dated 10-K6/30/2016

April 4, 2016 between the Company

and Alan J. Glass*

(d)Employment Agreement dated 10-K6/30/2016

August 17, 2015 between the Company

and Ross McGovern*

(e)Employment Agreement dated 10-K6/30/2016

July 27, 2015 between the Company

and Paul Burns*

(f)Standex International Corporation Amended and10-K6/30/2012

And Restated 2008 Long Term Incentive Plan,

effective October 28, 2008.  Filed as Exhibit 10.*

(g)Standex International Corporation Executive Life10-K6/30/2001

Insurance Plan effective April 27, 1994 and as

Amended and restated on April 25, 2001 filed

as Exhibit 10(k).*

(h)Standex International Corporation Supplemental10-K6/30/1995

Retirement Plan adopted April 26, 1995 and

Amended on July 26, 1995 filed as Exhibit 10(n).*

(i)Form of Indemnification Agreement for directors8-K5/5/2008 and executive officers of the Company filed as

Item 1.01, Exhibit 10.*

(j)Standex International Corporation Long Term 10-K6/30/2018

Incentive Plan Award

(k)Standex Deferred Compensation Plan for highly 8-K1/31/2008 compensated employees filed as Item 5.02.*

(l)Code of Ethics for Chief Executive Officer and10-K6/30/2005

Senior Financial Officers is incorporated by

reference as Exhibit 14.

(m)Amended and Restated Credit Agreement8-K12/19/2014

Dated December 19, 2014 by and among

Standex International Corporation, Citizens Bank, N.A.;

Bank of America, N.A.; TD Bank, N.A.;

JPMorgan Chase Bank, N.A.; Branch Banking

& Trust Company and Santander Bank, N.A.

Filed as Item 1.01, Exhibit 10

(n)Stock Purchase Agreement dated as of October 17,10-Q9/30/2016

2016 by and among Standex International

Corporation, as buyer, and Gregory J. Deutschmann,

as sellers, of Horizon Scientific, Inc., filed as

Exhibit 10

(o)Share Purchase Agreement dated as of February 2, 10-Q3/31/2017

2017 by Mold-Tech Singapore Pte. Ltd. a subsidiary

of Standex International Corporation, as buyer and

Oki Electric Industry Co., Ltd. as sellers, of all

Outstanding stock of Oki Sensor Device Corporation

(English translation of Japanese original document)

10.Employment Agreement dated 10-KX

August 2, 2016 between the Company

and James Zupancic*

21.Subsidiaries of Standex International CorporationX

23.1Consent of Independent Registered Public X

Accounting Firm Grant Thornton LLP

24.Powers of Attorney of Charles H. Cannon, Thomas E.X

Chorman, Jeffrey S. Edwards, Gerald H. Fickenscher,

Thomas J. Hansen, Michael Hickey and Daniel B. Hogan

31.1Rule 13a-14(a) Certification of President andX

Chief Executive Officer

31.2Rule 13a-14(a) Certification of Vice President andX

Chief Financial Officer

32.Section 1350 CertificationX

101.INSXBRL Instance Document

101.SCHXBRL Taxonomy Extension Schema Document

101.CALXBRL Taxonomy Extension Calculation Linkbase Document

101.DEFXBRL Taxonomy Extension Definition Linkbase Document

101.LABXBRL Taxonomy Extension Label Linkbase Document

101.PREXBRL Taxonomy Extension Presentation Linkbase Document

*     Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on August 28, 2018.

STANDEX INTERNATIONAL CORPORATION

(Registrant)

/s/ DAVID DUNBAR

David Dunbar

President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on August 28, 2018:

SignatureTitle

/s/ DAVID DUNBARPresident/Chief Executive Officer

David Dunbar

/s/ THOMAS D. DEBYLEVice President/Chief Financial Officer

Thomas D. DeByle

/s/ SEAN VALASHINASChief Accounting Officer / Assistant Treasurer

Sean Valashinas

David Dunbar, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on August 28, 2018 as attorney-in-fact for the following directors of the Registrant:

Charles H. Cannon	Thomas J. Hansen
Thomas E. Chorman	Michael A. Hickey
Jeffrey S. Edwards	Daniel B. Hogan
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

INDEX TO EXHIBITS

10Employment Agreement dated August 2, 2016 between the Company and James Zupancic

21Subsidiaries of Standex

23Consent of Independent Registered Public Accounting Firm Grant Thornton LLP

24Powers of Attorney of Charles H. Cannon, Thomas E. Chorman, Jeffrey S. Edwards, Gerald Fickenscher, Thomas J. Hansen, Michael A. Hickey and Daniel B. Hogan.

31.1Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2Rule 13a-14(a) Certification of Vice President and Chief Financial Officer

32Section 1350 Certification

END OF FORM 10-K

SUPPLEMENTAL INFORMATION FOLLOWS

Board of DirectorsTitle

Charles H. Cannon, Jr., 1, 2, 4Retired Chairman and CEO, JBT Corporation

Thomas E. Chorman 1, 2, 3CEO, Foam Partners LLC

David Dunbar 4President and Chief Executive Officer; Chairman of the Board

Jeffrey S Edwards 2, 3Chairman and Chief Executive Officer, Cooper Standard

Holdings, Inc.

Gerald H. Fickenscher 1, 3Retired Vice President, Europe, Middle East,

and Africa, Crompton Corporation

Thomas J. Hansen 1, 4Former Vice Chairman of Illinois Tool Works, Inc.

Michael A. HickeyExecutive Vice President and President of the Global Institutional

Business, Ecolab Inc.

Daniel B. Hogan, Ph. D. 3Executive Director, Passim Folk Music and Cultural Center

________________________

1Member of Audit Committee

2Member of Compensation Committee

3Member of Corporate Governance/Nominating Committee

4Member of Executive Committee

Corporate Officers

David DunbarPresident and Chief Executive Officer

Thomas D. DeByleVice President, Chief Financial Officer and Treasurer

Alan J. GlassVice President, Chief Legal Officer and Secretary

Stacey S. ConstasCorporate Governance Officer and Assistant Secretary

Sean ValashinasChief Accounting Officer and Assistant Treasurer

Christopher J. Seiler Tax Director

Ross McGovernVice President, Chief Human Resources Officer

Paul BurnsVice President of Strategy and Business Development

James ZupancicVice President of Operational Excellence

Shareholder Information

Corporate HeadquartersStandex International Corporation

11 Keewaydin Drive, Suite 300

Salem, NH   03079

(603) 893-9701

Facsimile:  (603) 893-7324

www.Standex.com

Common StockListed on the New York Stock Exchange

(Ticker symbol:   SXI)

Transfer Agent and RegistrarComputershare

250 Royall Street

Canton, MA  07021

(800) 368-5948

www.Computershare.com

Independent AuditorsGrant Thornton LLP

75 State Street, 13th Floor

Boston, MA 02109-1827

Shareholder ServicesStockholders should contact Standex’s Transfer Agent (Computershare, 250 Royall Street, Canton, MA  02021) regarding changes in name, address or ownership of stock; lost certificates of dividends; and consolidation of accounts.

Stockholders’ MeetingThe Annual Meeting of Stockholders will be held at 9:00 a.m. on Tuesday, October 23, 2017 at Standex International Corporation’s Corporate Headquarters, 11 Keewaydin Drive 3rd Floor, Salem, NH 03079