Form 10-K/A
period 2018-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2018-08-29
CIK 310354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Standex International Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”), which amends and supplements our Annual Report on Form 10-K (“the Original Filing”) for the fiscal year ended June 30, 2018, which was filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2018 (the “2018 Form 10-K”).  The Company is filing this Form 10-K/A to refile Item 9A, Controls and Procedures, in its entirety.  Due solely to a clerical oversight, The Report of Independent Registered Public Accounting Firm as originally filed was unsigned.  This error was identified by the Company’s Independent Registered Public Accountants immediately after filing, and the Company immediately prepared this correcting Amendment.  Amendment No. 1 herein now includes a signed Report of Independent Registered Public Accounting Firm.

Exhibit 31.1 and 31.2 of this amendment have also been revised to include Rule 13a-14(a) Certifications.  In addition, Exhibit 32 of this amendment has been revised to include Section 1350 Certifications outlining compliance with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

This Amendment No. 1 does not update or amend any other items in the Original Filing in any way other than as described in the preceding paragraphs, and the Original Filing, as amended by this Amendment No. 1, continues to be applicable as of the date of the Original Filing.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the Securities and Exchange Commission.

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

/s/ GRANT THORNTON LLP

Boston, Massachusetts

August 28, 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this Form 10-K/A Amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on August 29, 2018.

STANDEX INTERNATIONAL CORPORATION

(Registrant)

/s/ DAVID DUNBAR

David Dunbar

President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on August 29, 2018:

SignatureTitle

/s/ DAVID DUNBARPresident/Chief Executive Officer

David Dunbar

/s/ THOMAS D. DEBYLEVice President/Chief Financial Officer

Thomas D. DeByle

/s/ SEAN VALASHINASChief Accounting Officer / Assistant Treasurer

Sean Valashinas

David Dunbar, pursuant to powers of attorney which are being filed with this Form 10-K/A Amendment to Form 10-K, has signed below on August 29, 2018 as attorney-in-fact for the following directors of the Registrant:

Charles H. Cannon	Thomas J. Hansen
Thomas E. Chorman	Michael A. Hickey
Jeffrey S. Edwards	Daniel B. Hogan
Gerald H. Fickenscher

/s/ DAVID DUNBAR

David Dunbar

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

INDEX TO EXHIBITS

      Incorporated

Exhibit       by Reference         Filed

Number                    Exhibit Description                         Form     DateHerewith

31.1Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2Rule 13a-14(a) Certification of Vice President and Chief Financial Officer

32Section 1350 Certification

END OF FORM 10-K/A