Form 10-Q
period 2018-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 2018-10-29
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares of Registrant's Common Stock outstanding on October 25, 2018 was 12,828,841.

STANDEX INTERNATIONAL CORPORATION

INDEX

Page No.

PART I.FINANCIAL INFORMATION:

Item 1.

Unaudited Condensed Consolidated Balance Sheets as of

September 30, 2018 and June 30, 20182

Unaudited Condensed Consolidated Statements of Operations for the

Three Months Ended September 30, 2018 and 2017 3

Unaudited Condensed Consolidated Statements of Comprehensive Income for the

Three Months Ended September 30, 2018 and 2017 4

Unaudited Condensed Consolidated Statements of Cash Flows for the

Three Months Ended September 30, 2018 and 20175

Notes to Unaudited Condensed Consolidated Financial Statements6

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations 28

Item 3.

Quantitative and Qualitative Disclosures about Market Risk 39

Item 4.

Controls and Procedures 40

PART II.OTHER INFORMATION:

Item 5.

Unregistered Sales of Equity Securities and Use of Proceeds 41

Item 6.

Exhibits42

PART I. FINANCIAL INFORMATION
ITEM 1.

STANDEX INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets

(In thousands, except per share data)	September 30, 2018 (unaudited)	June 30, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$109,270	$109,602
Accounts receivable, net of reserve for doubtful accounts of	123,804	119,783
$1,972 and $2,184 at September 30, 2018 and June 30, 2018
Inventories	111,687	104,300
Prepaid expenses and other current assets	15,135	10,255
Income taxes receivable	615	2,348
Current assets- Discontinued Operations	36,315	37,671
Total current assets	396,826	383,959
Property, plant, and equipment, net	139,707	136,934
Intangible assets, net	110,416	84,938
Goodwill	263,021	211,751
Deferred tax asset	6,816	7,447
Other non-current assets	31,088	29,749
Long-term assets- Discontinued Operations	61,733	62,159
Total non-current assets	612,781	532,978
Total assets	$1,009,607	$916,937

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$63,161	$78,947
Accrued liabilities	57,136	57,679
Income taxes payable	5,790	6,050
Current liabilities- Discontinued Operations	18,682	18,665
Total current liabilities	144,769	161,341
Long-term debt	299,438	193,772
Accrued pension and other non-current liabilities	105,320	110,979
Non-current liabilities- Discontinued Operations	50	50
Total non-current liabilities	404,808	304,801
Stockholders' Equity:
Common stock, par value $1.50 per share, 60,000,000
shares authorized, 27,984,278 issued, 12,741,302 and
12,705,562 outstanding at September 30, 2018 and June 30, 2018	41,976	41,976
Additional paid-in capital	63,280	61,328
Retained earnings	773,938	761,430
Accumulated other comprehensive loss	(127,105)	(121,859)
Treasury shares: 15,241,571 shares at September 30, 2018
and 15,278,716 shares at June 30, 2018	(292,059)	(292,080)
Total stockholders' equity	460,030	450,795
Total liabilities and stockholders' equity	$1,009,607	$916,937

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	September 30,
(In thousands, except per share data)	2018	2017
Net sales	$193,080	$189,142
Cost of sales	123,828	123,471
Gross profit	69,252	65,671
Selling, general, and administrative expenses	45,472	43,057
Restructuring costs	447	2,958
Acquisition related expenses	688	1,005
Total operating expenses	46,607	47,020
Income from operations	22,645	18,651
Interest expense	(2,244)	(1,721)
Other non-operating income (expense)	(201)	29
Income from continuing operations before income taxes	20,200	16,959
Provision for income taxes	5,842	4,262
Income from continuing operations	14,358	12,697
Income (loss) from discontinued operations, net of income taxes	1,499	1,301
Net income (loss)	$15,857	$13,998

Basic earnings (loss) per share:
Continuing operations	$1.13	$1.00
Discontinued operations	0.12	0.10
Total	$1.25	$1.10
Diluted earnings (loss) per share:
Continuing operations	$1.12	$0.99
Discontinued operations	0.12	0.10
Total	$1.24	$1.09

Cash dividends per share	$0.18	$0.16

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	September 30,
(In thousands)	2018	2017
Net income	$15,857	$13,998
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$320	$(250)
Amortization of unrecognized costs	1,116	1,365
Derivative instruments:
Change in unrealized gains (losses)	363	774
Amortization of unrealized gains (losses) into interest expense	(659)	151
Foreign currency translation gains (losses)	(6,021)	3,414
Other comprehensive income (loss) before tax	$(4,881)	$5,454

Income tax provision (benefit):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$(10)	$52
Amortization of unrecognized costs	(272)	(478)
Derivative instruments:
Change in unrealized gains and (losses)	(98)	(109)
Amortization of unrealized gains and (losses) into interest expense	15	(36)
Income tax provision (benefit) to other comprehensive income (loss)	$(365)	$(571)

Other comprehensive income (loss), net of tax	(5,246)	4,883
Comprehensive income (loss)	$10,611	$18,881

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	September 30,
(In thousands)	2018	2017
Cash flows from operating activities
Net income	$15,857	$13,998
(Income) loss from discontinued operations	1,499	1,301
Income from continuing operations	14,358	12,697
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,655	6,271
Stock-based compensation	2,157	1,164
Non-cash portion of restructuring charge	13	516
Contributions to defined benefit plans	(252)	(264)
Net changes in operating assets and liabilities	(25,502)	(23,702)
Net cash provided by (used in) operating activities - continuing operations	(2,571)	(3,318)
Net cash provided by (used in) operating activities - discontinued operations	3,560	(2,176)
Net cash provided by (used in) operating activities	989	(5,494)
Cash flows from investing activities
Expenditures for property, plant, and equipment	(7,465)	(8,328)
Expenditures for acquisitions, net of cash acquired	(96,828)	(10,397)
Proceeds withdrawn from life insurance policies	-	2,217
Other investing activity	2,332	(78)
Net cash (used in) investing activities - continuing operations	(101,961)	(16,586)
Net cash (used in) investing activities - discontinued operations	(232)	(528)
Net cash (used in) investing activities	(102,193)	(17,114)
Cash flows from financing activities
Borrowings on revolving credit facility	139,500	63,000
Payments of revolving credit facility	(34,000)	(52,788)
Activity under share-based payment plans	652	1,042
Purchases of treasury stock	(837)	(1,277)
Cash dividends paid	(2,287)	(2,026)
Net cash provided by financing activities	103,028	7,951
Effect of exchange rate changes on cash and cash equivalents	(2,156)	1,361
Net change in cash and cash equivalents	(332)	(13,296)
Cash and cash equivalents at beginning of year	109,602	88,566
Cash and cash equivalents at end of period	$109,270	$75,270

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$1,879	$1,447
Income taxes, net of refunds	$3,958	$5,264

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1) Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three months ended September 30, 2018 and 2017, the cash flows for the three months ended September 30, 2018 and 2017 and the financial position of Standex International Corporation (“Standex”, the “Company”, “we”, “us”, or “our”), at September 30, 2018.  The interim results are not necessarily indicative of results for a full year.  The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2018.  The condensed consolidated balance sheet at June 30, 2018 presented herein was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2018.  Certain prior period amounts have been reclassified to conform to the current period presentation.  Unless otherwise noted, references to years are to the Company’s fiscal years.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  We evaluated subsequent events through the date and time our unaudited condensed consolidated financial statements were issued.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. The new guidance requires the service cost component of net periodic benefit cost to be presented in the same income statement line items as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost are to be stated separately from service cost and outside of operating income. This guidance was effective for fiscal years beginning after December 15, 2017 (fiscal 2019 for the Company) and interim periods within those annual periods. The amendment was applied retrospectively. As required for this retrospective adoption, the Company reclassified net benefit costs of $0.2 million from cost of sales and $0.4 million from the selling, general, and administrative expenses to other expense non-operating in the Consolidated Statement of Operations for the quarter ended September 30, 2017.

Effective July 1, 2018, the Company adopted the new accounting standard ASU No. 2014-09, “Revenue from Contracts with Customers" (ASC 606) using the modified retrospective method to contracts that were not completed as of June 30, 2018. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings, whereby the cumulative impact of all prior periods is recorded in retained earnings or other impacted balance sheet line items upon adoption. The comparative information has not been adjusted and continues to be reported under ASC 605. The impact on the Company’s consolidated income statements, balance sheets, equity or cash flows as of the adoption date for the fiscal quarter ended September 30, 2018 as a result of applying ASC 606 have been reflected within those respective financial statements. The Company’s accounting policy has been updated to align with ASC 606.

Under the Company’s historical accounting policies, non-developmental long-term contracts were recognized when the goods were transferred to the customer. Upon adoption, contracts for highly customized customer products that have no alternative use and in which the contract specifies the Company has a right to payment for its costs, plus a reasonable margin met the requirements for recognition over time under ASC 606. Additionally, under the Company’s historical accounting policies, the Food Service Equipment segment estimated the rebate accrual based on a volume-related method for rebates. Under ASC 606, the Company will calculate the rebate accrual on anticipated sales for the rebate period, rather than measurement of actual achievement of specific tiers.

Upon adoption, we recognized a reduction to retained earnings of $1.0 million. The net change for Engineering Technologies will be approximately $0.1 million after cost of sales of $0.6 million and the Food Service Equipment group recorded a $1.5 million adjustment for accrued rebates.

In pursuing our business strategy, we have divested certain businesses and recorded activities of these businesses as discontinued operations.  During the first quarter of 2019, we decided to divest our Cooking Solutions Group which consists of three operating segments in order to focus its financial assets and managerial resources on its remaining portfolio of businesses.  The Company has concluded that all criteria of ASC 205-20-45 have been met as of September 30 to classify the three operating segments as discontinued operations.

Results of the Cooking Solutions Group in current and prior periods have been classified as discontinued in the Condensed Consolidated Financial Statements to exclude the results from continuing operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2015, the FASB issued ASC Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, as part of its simplification initiatives. This update requires deferred tax liabilities and assets to be classified as non-current on the consolidated condensed balance sheet for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted.  An entity can elect adoption prospectively or retrospectively to all periods presented.  We have adopted ASU 2015-17 prospectively.  As a result, we have presented all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of September 30, 2018. There was no impact on our results of operations as a result of the adoption of ASU 2015-17.

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

As of July 1, 2018, the Company adopted ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This new guidance required the service cost component of net periodic benefit cost to be presented in the same income statement line items as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost are to be stated separately from service cost and outside of operating income. The retrospective adoption this ASU resulted in the reclassification of net benefit costs of $0.2 million from cost of sales and $0.4 million from the selling, general, and administrative expenses to other expense non-operating in the Consolidated Statement of Operations for the quarter ended September 30, 2017.

2)Acquisitions

The Company’s recent acquisitions are strategically significant to the future growth prospects of the Company.  At the time of the acquisition and September 30, 2018, the Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

Agile Magnetics

On the last business day of the first quarter of fiscal year 2019, the Company acquired Agile Magnetics (“Agile”).  The New Hampshire based privately held company is a provider of high-reliability magnetics to customers in the semiconductor, military, aerospace, healthcare, and general industrial industries.  The Company has included the balance sheet of Agile in its Electronics segment in the Condensed Consolidated Financial Statements.

The Company paid $39.2 million in cash for all of the issued and outstanding equity interests of Agile.  The preliminary purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on a preliminary estimate of their fair values on the closing date.  The Company will commence a formal valuation of the acquired assets and liabilities during the second quarter.  The preliminary estimates recorded at September 30 could change substantially based on the results of the formal valuation.  Goodwill recorded from this transaction is attributable to expanded capabilities of the combined organization which will allow for improved responsiveness to customer demands via a larger pool of engineering resources and local manufacturing.

Intangible assets of $13.7 million were preliminarily recorded, consisting of $7.8 million of customer relationships and $5.9 million for trademarks.  The goodwill of $20.1 million preliminarily recorded in connection with the transaction is deductible for income tax purposes.

The components of the fair value of the Agile acquisition, including the preliminary allocation of the purchase price at September 30, 2018, are as follows (in thousands):

Preliminary Allocation
At September 30, 2018
Fair value of business combination:
Cash payments	$39,194
Less, cash acquired	(1)
Total	$39,193

Identifiable assets acquired and liabilities assumed:
Other acquired assets	$1,928
Inventories	2,506
Property, plant, and equipment	1,318
Identifiable intangible assets	13,718
Goodwill	20,142
Liabilities assumed	(419)
Total	$39,193

Tenibac-Graphion Inc.

During August of fiscal year 2019, the Company acquired Tenibac-Graphion Inc. (“Tenibac”).  The Michigan based, privately held company is a provider of chemical and laser texturing services for the automotive, medical, packaging, and consumer products markets.  We have included the results of Tenibac in our Engraving segment.

The Company paid $57.3 million in cash for all of the issued and outstanding equity interests of Tenibac.  The preliminary purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values on the closing date.  Goodwill recorded from this transaction is attributable to the complimentary services that the combined business can now offer to our customers, through increased responsiveness to customer demands, and providing innovative approaches to solving customer needs by the offering a full line of mold and tool services to customers.

Intangible assets of $16.0 million were preliminarily recorded, consisting of $10.4 million of customer relationships to be amortized over a period of nine years, $4.2 million for trademarks, and $1.4 million of other intangibles assets.  The Company’s assigned fair values are preliminary as of September 30. The goodwill of $32.9 million created by the transaction is deductible for income tax purposes.

The components of the fair value of the Tenibac acquisition, including the preliminary allocation of the purchase price at September 30, 2018, are as follows (in thousands):

Preliminary Allocation
At September 30, 2018
Fair value of business combination:
Cash payments	$57,284
Less cash acquired	(558)
Total	$56,726
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$5,023
Inventories	324
Customer backlog	1,000
Property, plant, and equipment	2,490
Identifiable intangible assets	15,960
Goodwill	32,949
Liabilities assumed	(1,020)
Total	$56,726

Piazza Rosa Group

During the first quarter of fiscal year 2018, the Company acquired the Piazza Rosa Group.  The Italy-based privately held company is a leading provider of mold and tool treatment and finishing services for the automotive and consumer products markets.  We have included the results of the Piazza Rosa Group in our Engraving segment.

The Company paid $10.1 million in cash for all of the issued and outstanding equity interests of the Piazza Rosa Group and also paid $2.8 million subsequent to closing in order to satisfy assumed debt of the entity at the time of acquisition. The Company has estimated that total cash consideration will be adjusted by $2.6 million based upon achievement of certain revenue metrics over the next three years. The Company made the first payment of $0.9 million during the first quarter of 2019 based on achievement of the revenue metrics during the first year following acquisition.

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

Intangible assets of $4.1 million were preliminarily recorded, consisting of $2.3 million of customer relationships to be amortized over a period of eight years, $1.6 million for trademarks, and $0.2 million of other intangibles assets.  The Company finalized its purchase accounting for this acquisition in the first quarter of fiscal year 2019, and adjusted goodwill by $0.9 million primarily as a result of final valuation of other identifiable assets.  The goodwill of $7.1 million created by the transaction is not deductible for income tax purposes.

The components of the fair value of the Piazza Rosa Group acquisition, including the final allocation of the purchase price at September 30, 2018, are as follows (in thousands):

	Preliminary Allocation	Adjustments	Final Allocation
	September 30, 2017		September 30, 2018
Fair value of business combination:
Total cash consideration	$10,056	$-	$10,056
Fair value of contingent consideration	-	2,617	2,617
Total	$10,056	$2,617	$12,673
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$2,678	$1,664	$4,342
Inventories	637	(2)	635
Property, plant, and equipment	5,005	558	5,563
Identifiable intangible assets	4,087	(615)	3,472
Goodwill	6,218	858	7,076
Liabilities assumed	(7,387)	-	(7,387)
Deferred taxes	(1,182)	154	(1,028)
Total	$10,056	$2,617	$12,673

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

Deferred compensation costs relate to payments due to the Horizon Scientific seller of $3.0 million on the second anniversary and $5.6 million on the third anniversary of the closing date of the purchase.  For the three months ended September 30, 2018, we recorded deferred compensation costs of $0.7 million for estimated deferred compensation earned by the Horizon Scientific seller to date. The payments are contingent on the seller remaining an employee of the Company with limited exceptions at each anniversary date.

Acquisition related costs consist of miscellaneous professional service fees and expenses for our recent acquisitions.

The components of acquisition-related costs are as follows (in thousands):

	Three Months Ended
	September 30,
	2018	2017
Deferred compensation arrangements	$667	$703
Acquisition-related costs	21	302
Total	$688	$1,005

3) Revenue From Contracts With Customers

Effective July 1, 2018, the Company adopted the new accounting standard ASU No. 2014-09, “Revenue from Contracts with Customers" (ASC 606) using the modified retrospective method to contracts that were not completed as of June 30, 2018. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings, whereby the cumulative impact of all prior periods is recorded in retained earnings or other impacted balance sheet line items upon adoption. The comparative information has not been adjusted and continues to be reported under ASC 605 . The impact on the Company’s consolidated income statements, balance sheets, equity or cash flows as of the adoption date for the fiscal quarter ended September 30, 2018 as a result of applying ASC 606 have been reflected within those respective financial statements. The Company’s accounting policy has been updated to align with ASC 606.

Under the Company’s historical accounting policies, non-developmental long-term contracts were recognized when the goods were transferred to the customer. Upon adoption, contracts for highly customized customer products that have no alternative use and in which the contract specifies the Company has a right to payment for its costs, plus a reasonable margin met the requirements for recognition over time under ASC 606. Additionally, under the Company’s historical accounting policies, the Food Service Equipment segment estimated the rebate accrual based on a volume-related method for rebates. Under ASC 606, the Company will calculate the rebate accrual on anticipated sales for the rebate period, rather than measurement of actual achievement of specific tiers.

Upon adoption, we recognized a reduction to retained earnings of $1.0 million. The net change for Engineering Technologies will be approximately $0.1 million increase in operating income after $0.7 million in revenues and cost of sales of $0.6 million and the Food Service Equipment group recorded a $1.5 million adjustment for accrued rebates. The details of the adjustments to retained earnings upon adoption on June 30, 2018 as well as the effects on the consolidated balance sheet as of June 30, 2018, as if ASC 606 had been adopted in our 2018 fiscal year are as follows:

Cumulative
(in thousands)	Effect
Net sales	$(799)
Cost of Sales	(574)
Income tax expense	340
Net Loss	$(1,033)

Effective Date	Reported June 30, 2018	ASC 606 Adjustments	As Adjusted July 1, 2018
Inventories	$ 127,223	$ (574)	$ 126,649
Accounts receivable	134,228	703	134,931
Accrued liabilities	65,575	1,502	67,077
Deferred income taxes	26,816	(340)	26,476
Retained earnings	761,430	(1,033)	760,397

Note that above amounts as of June 30 are before any restatement of balances to discontinued operations.

The following tables reconcile the balances as presented as of and for the three months ended September 30, 2018 exclusive of the cumulative effect adjustment presented above to the balances prior to the adjustments made to implement the new revenue recognition standard for the same period (in thousands):

	Three Months Ended September 30, 2018
	As Presented	Impact of ASC 606	Balances Without adoption of ASC 606
Net sales	$193,080	$(3,043)	$190,037
Cost of sales	123,828	(2,496)	121,332
Gross profit	69,252	(547)	68,705
Selling, general, and administrative expenses	45,472		45,472
Restructuring costs	447		447
Acquisition related expenses	688		688
Total operating expenses	46,607		46,607
Income from operations	22,645	(547)	22,098
Interest expense	(2,244)		(2,244)
Other non-operating income (expense)	(201)		(201)
Income from continuing operations before income taxes	20,200	(547)	19,653
Provision for income taxes	5,842	(158)	5,684
Income from continuing operations	14,358	(389)	13,969
Income (loss) from discontinued operations, net of income taxes	1,499	24	1,523
Net income (loss)	$15,857	$(365)	$15,492

Basic earnings (loss) per share:
Continuing operations	$1.13	$(.03)	$1.10
Discontinued operations	0.12	0.0	0.12

Total	$1.25	$(0.3)	$1.22
Diluted earnings (loss) per share:
Continuing operations	$1.12	$(0.3)	$1.09
Discontinued operations	0.12	0.0	0.12
Total	$1.24	$(0.3)	$1.21

		Three Months Ended September 30, 2018
	As Presented		Impact of ASC 606	Balances Without adoption of ASC 606
Cash and cash equivalents	$109,270	$		$109,270
Accounts receivable, net	123,804		(3,263)	120,541
Inventories	111,687		2,496	114,183
Prepaid expenses and other current assets	15,135			15,135
Income taxes receivable	615			615
Current assets- Discontinued Operations	36,315			36,315
Total current assets	396,826		(767)	396,059

Property, plant and equipment, net	139,707			139,707
Intangible assets, net	110,416			110,416
Goodwill	263,021			263,021
Deferred tax asset	6,816			6,816
Other non-current assets	31,088			31,088
Long-term assets- Discontinued Operations	61,733			61,733
Total non-current assets	612,781			612,781
Total Assets	$1,009,607		$(767)	$1,008,840

Accounts Payable	$63,161	$		$63,161
Accrued liabilities	57,868		(220)	57,648
Income taxes payable	5,790		(158)	5,632
Current liabilities- Discontinued Operations	17,950		(24)	17,926
Total current liabilities	144,769		(402)	144,367

Long-term debt	299,438			299,438
Accrued pension and other non-current liabilities	105,320			105,320
Non-current liabilities- Discontinued Operations	50			50
Total non-current liabilities	404,808			404,808

Stockholders’ equity:
Common stock	41,976			41,976
Additional paid-in capital	63,280			63,280
Retained earnings	773,938		(365)	773,573
Accumulated other comprehensive loss	(127,105)			(127,105)
Treasury shares	(292,059)			(292,059)
Total stockholders’ equity	460,030		(365)	459,665
Total liabilities and stockholders’ equity	$1,009,607		$(767)	$1,008,840

Revenue Recognition Accounting Policy

The adoption of ASC 606 represents a change in accounting principle that provides enhanced revenue recognition disclosures. Revenue is recognized when the control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. The Company recognizes all revenues on a gross basis based on consideration of the criteria set forth in ASC Topic 606-10-55, Principal versus Agent Considerations. To achieve this core principle, the Company applies the following five steps:

1.Identify the contract with a customer

2.Identify the performance obligations in the contract

3.Determine the transaction price

4.Allocate the transaction price to performance obligations in the contract

5.Recognize revenue when or as the Company satisfies a performance obligation

Most of the Company’s contracts have a single performance obligation which represents, the product or service being sold to the customer. Some contracts include multiple performance obligations such as a product and the related installation and/or extended warranty. Additionally, most of the Company’s contracts offer assurance type warranties in connection with the sale of a product to customers. Assurance type warranties provide a customer with assurance that the product complies with agreed-upon specifications. Assurance type warranties do not represent a separate performance obligation.

In general, the Company recognizes revenue at the point in time control transfers to their customer based on predetermined shipping terms. Revenue recognized under long-term contracts within the Engineering Technologies group for highly customized customer products that have no alternative use and in which the contract specifies the Company has a right to payment for its costs, plus a reasonable margin are recognized over time. For products manufactured over time, the transfer of control is measured pro rata, based upon current estimates of costs to complete such contracts.  Losses on contracts are fully recognized in the period in which the losses become determinable.  Revisions in profit estimates are reflected on a cumulative basis in the period in which the basis for such revision becomes known.

The Company has elected to use the following practical expedients:

The Company will use the portfolio approach for contracts with similar characteristics provided the accounting result will not be materially different from the result of applying the guidance at the individual contract level. The Company will use its judgment in the application of this approach to contracts and groups of similar contracts.

The Company will expense all relevant incremental costs, such as selling and marketing costs, bid and proposal costs, sales commissions and legal fees to obtain a contract that has a duration of one year or less.

The Company’s standard payment terms are less than one year. As such, no significant financing component exists within our contracts with our customers.

The Company has made the following accounting policy elections under ASC 606:

The Company accounts for shipping and handling activities performed after a customer has obtained control as a fulfillment activity rather than as a promise/performance obligation.

Sales, use and value added taxes assessed by governmental authorities are excluded from the measurement of the transaction price within the company’s contracts with its customers

Disaggregation of Revenue from Contracts with Customers

The following table presents revenue disaggregated by product line and segment (in thousands):

	Three Months Ended
Revenue by Product Line	September 30, 2018	September 30, 2017
Refrigeration	$54,545	$59,742
Merchandising & Display	9,058	8,747
Pumps	8,728	9,338
Total Food Service Equipment	72,331	77,827

Engraving Services	33,855	29,993
Engraving Products	2,124	2,836
Total Engraving	35,979	32,829

Engineering Technologies Components	20,784	20,267
Total Engineering Technologies	20,784	20,267

Electronics	51,450	46,816

Hydraulics Cylinders and System	12,536	11,403
Total Hydraulics	12,536	11,403

Total Revenue by Product Line	$193,080	$189,142

The following table presents revenue disaggregated by revenue types (in thousands):

Revenues by Type	Three Months Ended
	September 30, 2018	September 30, 2017
Parts, Components and Finished Goods	$159,225	$159,149
Services	33,855	29,993
Total Revenue	$193,080	$189,142

The following table presents revenue from continuing operations disaggregated by geography based on company’s locations (in thousands):

Three Months Ended
Net sales	September 30, 2018
United States	$124,729
Asia Pacific	27,878
EMEA (1)	35,526
Other Americas	4,947
Total	$193,080

(1)  EMEA consists primarily of Europe, Middle East and S. Africa.

The following table presents revenue from continuing operations disaggregated by timing of recognition (in thousands):

Timing of Revenue Recognition	Three Months Ended
	September 30, 2018	September 30, 2017
Products and services transferred at a point in time	$187,898	$185,513
Products transferred over time	5,182	3,629
Net Sales	$193,080	$189,142

Contract Balances

Contract assets represent sales recognized in excess of billings related to work completed but not yet shipped for which revenue is recognized over time. Contract assets are recorded as accounts receivable.

Contract liabilities are customer deposits for which revenue has not been recognized. Current contract liabilities are recorded as accrued expenses.

The following table provides information about contract assets and liability balances as of September 30, 2018 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Fiscal quarter ended September 30, 2018
Contract assets:
Accounts receivable	$ 5,655	$ 5,422	$ 9,525	$ 1,552
Unbilled services	5,904	2,960	1,681	7,183
Contract liabilities:
Customer deposits	2,552	-	503	2,049

During the quarter ended September 30, 2018, we recognized the following revenue as a result of changes in the contract liability balances (in thousands):

Revenue recognized in the period from:	September 30, 2018
Amounts included in the contract liability balance at the beginning of the period	$ 503

The timing of revenue recognition, invoicing and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheets.

When consideration is received from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after control of the goods and services are transferred to the customer and all revenue recognition criteria have been met.

4)Discontinued Operations

In pursuing our business strategy, the Company has divested certain businesses and recorded activities of these businesses as discontinued operations.  During the first quarter of 2019, the Company decided to divest its Cooking Solutions Group, which consists of three operating segments, in order to focus its financial assets and managerial resources on its remaining portfolio of businesses.  The Company believes that the sale will be completed before the end of the fiscal year and has concluded that all criteria of ASC 205-20-45 have been met as of September 30 to classify the three operating segments as discontinued operations.

Results of the Cooking Solutions Group in current and prior periods have been classified as discontinued in the Condensed Consolidated Financial Statements to exclude the results from continuing operations.  Activity related to the Cooking Solutions Group and other discontinued operations for the three months ended September 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended
	September 30,
	2018	2017
Net sales	$ 24,448	$ 25,237
Income from operations	1,832	2,069
Provision for taxes	333	767
Net income from discontinued operations	1,499	1,302

Assets and liabilities related to our discontinued operations appear in the condensed consolidated balance sheets are as follows (in thousands):

	September 30, 2018	June 30, 2018
Accounts receivable	$12,242	$14,445
Inventories	23,281	22,923
Prepaid Expenses	792	303
Total current assets	36,315	37,671
Property, plant, equipment, net	7,571	7,637
Intangible assets, net	12,880	13,137
Goodwill	40,011	40,011
Other non-current assets	1,271	1,374
Total non-current assets	61,733	62,159
Total Assets	$98,048	$99,830
Accounts Payable	$10,235	$10,759
Accrued Liabilities	8,438	7,897
Income Tax Payable	9	9
Total current liabilities	18,682	18,665
Non-current Liabilities	50	50
Total Liabilities	$18,000	$17,968

The Company has concluded that the fair value of the Cooking Solutions Group net assets exceeds the net book value of the assets.

5) Fair Value Measurements

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

There were no transfers of assets or liabilities between any levels of the fair value measurement hierarchy at September 30, 2018 and June 30, 2018.  The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

Items presented at fair value at September 30, 2018 and June 30, 2018 consisted of the following (in thousands):

	September 30, 2018
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,443	$2,443	$-	$-
Interest rate swaps	1,509	-	1,509	-

Liabilities
Foreign exchange contracts	$4,070	$-	$4,070	$-
Contingent acquisition payments (a)	7,362	-	-	7,362

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,362	$2,362	$-	$-
Foreign exchange contracts	1,357	-	1,357	-
Interest rate swaps	1,325	-	1,325	-

Liabilities
Foreign exchange contracts	$4,204	$-	$4,204	$-
Contingent acquisition payments (a)	7,535	-	-	7,535

(a)  The fair value of our contingent consideration arrangement is determined based on our evaluation as to the probability and amount of any deferred compensation that has been earned to date.

Our financial liabilities based upon Level 3 inputs consist of contingent consideration arrangements relating to our acquisitions of Horizon Scientific and Piazza Rosa.  We are contractually obligated to pay contingent consideration payments in connection with the Horizon Scientific acquisition based on the criteria of continued employment of the seller on the second and third anniversary of the closing date of the acquisition.  We are contractually obligated to pay contingent consideration payments in connection with the Piazza Rosa acquisition based on the achievement of certain revenue targets during each of the first three years following acquisition.  Piazza Rosa exceeded the defined revenue targets during the first year and a payment was made to the Piazza sellers during the first quarter of 2019.  We will update our assumptions each reporting period based on new developments and record such amounts at fair value based on the revised assumptions until the consideration is paid. As of September 30, 2018, neither the range of outcomes nor the assumptions used to develop the estimate had changed.

6)Inventories

Inventories from continuing operations are comprised of the following (in thousands):

	September 30, 2018	June 30, 2018
Raw materials	$52,993	$46,833
Work in process	31,580	30,526
Finished goods	27,114	26,941
Total	$111,687	$104,300

Distribution costs associated with the sale of inventory, which are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations were $4.1 million and $4.5 million for the three months ended September 30, 2018 and 2017, respectively.

7)Goodwill

Changes to goodwill during the period ended September 30, 2018 were as follows (in thousands):

	June 30, 2018	Discontinued Operations	Restated June 30, 2018	Acquisitions	Translation Adjustment	September 30, 2018
Food Service Equipment	$63,464	$(40,011)	$23,453	$-	$-	$23,453
Engraving	26,697	-	26,697	33,295	(76)	59,916
Engineering Technologies	44,247	-	44,247	-	(123)	44,124
Electronics	113,798	-	113,798	20,142	(1,863)	132,077
Hydraulics	3,059	-	3,059	-	-	3,059
Corporate & Other	497	-	497	-	(105)	392
Total	$251,762	$(40,011)	$211,751	$53,437	$(2,167)	$263,021

8)Intangible Assets

Intangible assets of continuing operations consist of the following (in thousands):

		Tradenames
	Customer Relationships	(Indefinite-lived)	Developed Technology	Other	Total
September 30, 2018
Cost	$65,331	$21,008	$47,051	$4,760	$138,150
Accumulated amortization	(19,333)	-	(5,507)	(2,894)	(27,734)
Balance, September 30, 2018	$45,998	$21,008	$41,544	$1,866	$110,416

June 30, 2018
Cost	$48,285	$11,102	$48,281	$4,025	$111,693
Accumulated amortization	(19,134)	-	(4,709)	(2,912)	(26,755)
Balance, June 30, 2018	$29,151	$11,102	$43,572	$1,113	$84,938

Amortization expense from continuing operations for the three months ended September 30, 2018 and 2017 was $1.9 million and $1.9 million, respectively.  At September 30, 2018, amortization expense of current intangible assets are estimated to be $7.6 million for the remainder of fiscal year 2019, $9.6 million in 2020, $9.3 million in 2021, $8.9 million in 2022, $8.3 million in 2023, and $45.7 million thereafter.

9)Warranties

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

The changes in warranty reserve from continuing operations, which are recorded as a component of accrued liabilities, for the three months ended September 30, 2018 and year ended June 30, 2018 were as follows (in thousands):

	September 30, 2018	June 30, 2018
Balance at beginning of year	$4,966	$4,667
Acquisitions and other	(117)	(138)
Warranty expense	831	6,248
Warranty claims	(1,043)	(5,811)
Balance at end of period	$4,637	$4,966

10)Debt

Long-term debt is comprised of the following (in thousands):

	September 30, 2018	June 30, 2018
Bank credit agreements	$299,500	$194,000
Total funded debt	299,500	194,000
Issuance cost	(62)	(228)
Total long-term debt	$299,438	$193,772

The Company’s debt payments are due as follows (in thousands):

Fiscal Year	September 30, 2018
2019	$-
2020 (matures Dec 2019)	299,500
2021	-
2022	-
2023	-
Thereafter	-
Total debt	299,500
Issuance cost	(62)
Debt net of issuance cost	$299,438

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

At September 30, 2018, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $7.4 million and had the ability to borrow $93.1 million under the facility.  At September 30, 2018, the carrying value of the current borrowings under the facility approximates fair value.

11) Derivative Financial Instruments

Interest Rate Swaps

From time to time as dictated by market opportunities, the Company enters into interest rate swap agreements designed to manage exposure to interest rates on the Company’s variable rate indebtedness.  The Company recognizes all derivatives on its balance sheet at fair value. The Company has designated its interest rate swap agreements, including those that are forward-dated, as cash flow hedges and changes in the fair value of the swaps are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness associated with the swaps, if any, will be reported by the Company in interest expense.

The Company’s effective swap agreements convert the base borrowing rate on $100 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 2.01% at September 30, 2018.  The fair value of the swaps recognized in accrued expenses and in other comprehensive income is as follows (in thousands, except percentages):

Effective Date	Notional Amount	Fixed Interest Rate	Maturity	September 30, 2018	June 30, 2018
December 18, 2015	15,000	1.46%	December 19, 2018	$30	$55
December 19, 2015	10,000	2.01%	December 19, 2019	82	74
May 24, 2017	25,000	1.88%	April 24, 2022	874	764
May 24, 2017	25,000	1.67%	May 24, 2020	451	432
August 6, 2018	25,000	2.83%	August 6, 2023	72	-
				$1,509	$1,325

The Company reported no losses for the three months ended September 30, 2018, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as collections from customers and loan payments between subsidiaries.  The Company enters into such contracts for hedging purposes only.  The Company has designated certain of these currency contracts as hedges, and changes in the fair value of these contracts are recognized in other comprehensive income until the hedged items are recognized in earnings.  Hedge ineffectiveness, if any, associated with these contracts will be reported in net income.  At September 30, 2018 and June 30, 2018, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized gain (losses) of $(4.1) million and $(2.9) million, respectively, which approximate the unrealized gains and losses on the related loans.  The contracts have maturity dates ranging from 2019 to 2023, which correspond to the related intercompany loans.  The notional amounts of the Company’s forward contracts, by currency, are as follows:

Currency	September 30, 2018	June 30, 2018
USD	59,786	64,558
Euro	13,250	21,300
Pound Sterling	6,750	6,826
Peso	54,000	54,000
Canadian	20,600	20,600

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

	Asset Derivatives
	September 30, 2018		June 30, 2018
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Other Assets	$1,509	Other Assets	$1,325
Foreign exchange contracts	Other Assets	-	Other Assets	1,357
		$1,509		$2,682

	Liability Derivatives
	September 30, 2018		June 30, 2018
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Foreign exchange contracts	Accrued Liabilities	4,070	Accrued Liabilities	4,204
		$4,070		$4,204

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended
	September 30,
	2018	2017
Interest rate swaps	$397	$286
Foreign exchange contracts	(34)	488
	$363	$774

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to Net Income for the periods ended (in thousands):

Details about Accumulated
Other Comprehensive	Three Months Ended		Affected line item
Income (Loss) Components	September 30,		in the Statements
	2018	2017	of Operations
Interest rate swaps	$(61)	$151	Interest expense
Foreign exchange contracts	-	-	Cost of sales
Foreign exchange contracts	(598)	-	Interest expense
	$(659)	$151

12)Retirement Benefits

The Company has defined benefit pension plans covering certain current and former employees both inside and outside of the U.S.  The Company’s pension plan for U.S. employees is frozen for substantially all participants and has been replaced with a defined contribution benefit plan.

As of July 1, 2018, the Company adopted ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This new guidance required the service cost component of net periodic benefit cost to be presented in the same income statement line items as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost are to be stated separately from service cost and outside of operating income. The retrospective adoption this ASU resulted in the reclassification of net benefit costs of $0.2 million from cost of sales and $0.4 million from the selling, general, and administrative expenses to other expense non-operating in the Consolidated Statement of Operations for the quarter ended September 30, 2017. There were no net benefit costs recorded in the Company’s Cooking Solutions Group in either fiscal years 2019 or 2018.

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three months ended September 30, 2018 and 2017 consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Service cost	$1	$1	$9	$9
Interest cost	2,586	2,520	254	254
Expected return on plan assets	(3,385)	(3,354)	(228)	(231)
Recognized net actuarial loss	1,030	1,145	86	229
Amortization of prior service cost	-	-	-	(8)
Net periodic benefit cost	$232	$312	$121	$253

The Company expects to pay $1.4 million in contributions to its defined benefit plans during fiscal 2019.  Contributions of $0.3 million were made during the three months ended September 30, 2018 and 2017.  Required contributions of $0.8 million will be paid to the Company’s U.K. defined benefit plan during 2019.  The Company also expects to make contributions during the current fiscal year of $0.2 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively.

13)Income Taxes

The Company's effective tax rate from continuing operations for the first quarter of 2019 was 28.9% compared to 25.1% for the prior year quarter.  The tax rate was impacted in the current period by the following items: (i) a benefit from the federal rate decrease to 21 percent under the Tax Cuts and Jobs Act, (ii) estimated withholding taxes on expected distributions of current year earnings in foreign jurisdictions, and (iii) executive compensation deduction limitations as well as income from foreign jurisdictions being taxed in the US under Sec. 951A. Discontinued operations had an adverse impact on the effective tax rate of 0.9% for the quarter ending September 30, 2018. This adverse impact is a result of income taxed in a lower jurisdiction (United States) being moved to discontinued operations which put upward pressure on the tax rate from continuing operations.

14)Earnings Per Share

The following table sets forth a reconciliation of the number of shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended
	September 30,
	2018	2017
Basic - Average shares outstanding	12,716	12,676
Effect of dilutive securities:
Unvested, restricted stock awards	92	92
Diluted - Average shares outstanding	12,808	12,768

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share.  No options to purchase common stock were excluded as anti-dilutive from the calculation of diluted earnings per share for the three months ended September 30, 2018 and 2017, respectively.

Performance stock units of 80,073 and 54,893 for the three months ended September 30, 2018 and 2017, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

15)Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	September 30, 2018	June 30, 2018
Foreign currency translation adjustment	$(31,035)	$(25,013)
Unrealized pension losses, net of tax	(93,957)	(95,112)
Unrealized losses on derivative instruments, net of tax	(2,113)	(1,734)
Total	$(127,105)	$(121,859)

16)Contingencies

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

17)Industry Segment Information

The Company has determined that it has five reportable segments organized around the types of product sold:

•Food Service Equipment – a manufacturer of commercial food service equipment;

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

•Electronics – manufacturing and selling of electronic components for applications throughout the end-user market spectrum; and

•Hydraulics – manufacturing and selling of single and double-acting telescopic and piston rod hydraulic cylinders

Net sales and income (loss) from continuing operations by segment for the three months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,
	Net Sales		Income from Operations
	2018	2017	2018	2017
Segment:
Food Service Equipment	$72,331	$77,827	$6,668	$8,319
Engraving	35,979	32,829	7,547	7,596
Engineering Technologies	20,784	20,267	1,775	1,181
Electronics	51,450	46,816	12,787	10,283
Hydraulics	12,536	11,403	1,583	1,872
Restructuring costs			(447)	(2,958)
Corporate			(6,580)	(6,637)
Acquisition-related costs			(688)	(1,005)
Sub-total	$193,080	$189,142	$22,645	$18,651
Interest expense			(2,244)	(1,721)
Other non-operating income			(201)	29
Income from continuing operations before income taxes			$20,200	$16,959

Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Income (loss) from operations by segment excludes interest expense and other non-operating income (expense).

The Company’s identifiable assets at September 30, 2018 and June 30, 2018 are as follows (in thousands):

	September 30, 2018	June 30, 2018
Food Service Equipment	$154,507	$149,743
Engraving	218,346	149,973
Engineering Technologies	143,413	150,150
Electronics	337,364	318,564
Hydraulics	27,937	25,646
Corporate & Other	29,992	23,031
Discontinued Operations	98,048	99,830
Total	$1,009,607	$916,937

18) Restructuring

The Company has undertaken cost reduction and facility consolidation initiatives that have resulted in severance, restructuring, and related charges.

2019 Restructuring Initiatives

The Company continues to focus our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions, facility closures, and consolidations.  During the first quarter of fiscal year 2019, we incurred restructuring expenses related to third party assistance with analysis and implementation of these activities.

Prior Year Restructuring Initiatives

During the first quarter of fiscal year 2018, we incurred restructuring expenses related to three restructuring programs, namely: (1) the realignment of management functions at the Food Service Equipment Group level; (2) headcount reduction and plant realignment with regard to the standard products businesses within Food Service Equipment; and (3) the exit of an unprofitable Engraving business in Brazil.

A summary of charges by initiative is as follows (in thousands):

Fiscal 2019

		Three Months Ended
		September 30, 2018
	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$-	$350	$350
Prior year initiatives	85	12	97
	$85	$362	$447

Fiscal 2018

		Three Months Ended
		September 30, 2017
	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$1,636	$547	$2,183
Prior year initiatives	42	733	775
	$1,678	$1,280	$2,958

Activity in the reserve related to the restructuring initiatives is as follows (in thousands):

Current Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2018	$-	$-	$-
Additions and adjustments	-	350	350
Payments	-	-	-
Restructuring liabilities at September 30, 2018	$-	$350	$350

Prior Year Initiatives

	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2017	$456	$25	$481
Additions and adjustments	85	12	97
Payments	(416)	(18)	(434)
Restructuring liabilities at September 30, 2017	$125	$19	$144

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment	$21	$-	$21	$789	$427	$1,216
Engraving	17	-	17	715	94	809
Engineering Technologies	47	-	47	42	724	766
Electronics	-	12	12	132	26	158
Hydraulics	-	-	-	-	-	-
Corporate	-	350	350	-	9	9
	$85	$362	$447	$1,678	$1,280	$2,958

Restructuring expense is expected to be approximately $1.5 million for the remainder of fiscal year 2019.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Quarterly Report that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company’s business and the results of its operations and that may cause the actual results of operations in future periods to differ materially from those currently expected or anticipated.  These factors include, but are not limited to: materially adverse or unanticipated legal judgments, fines, penalties or settlements; conditions in the financial and banking markets, including fluctuations in exchange rates and the inability to repatriate foreign cash; domestic and international economic conditions, including the impact, length and degree of economic downturns on the customers and markets we serve and more specifically conditions in the food service equipment, automotive, construction, aerospace, energy, oil and gas, transportation, consumer appliance and general industrial markets; lower-cost competition; the relative mix of products which impact margins and operating efficiencies in certain of our businesses; the impact of higher raw material and component costs, particularly steel, petroleum based products and refrigeration components; an inability to realize the expected cost savings from restructuring activities including effective completion of plant consolidations, cost reduction efforts including procurement savings and productivity enhancements, capital management improvements, strategic capital expenditures, and the implementation of lean enterprise manufacturing techniques; the inability to achieve the savings expected from global sourcing of raw materials and diversification efforts in emerging markets; the impact on cost structure and on economic conditions as a result of actual and threatened increases in trade tariffs; the inability to attain expected benefits from acquisitions and the inability to effectively consummate and integrate such acquisitions and achieve synergies envisioned by the Company; market acceptance of our products; our ability to design, introduce and sell new products and related product components; the ability to redesign certain of our products to continue meeting evolving regulatory requirements; the impact of delays initiated by our customers; and our ability to increase manufacturing production to meet demand; and potential changes to future pension funding requirements.  In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

Overview

We are a leading manufacturer of a variety of products and services for diverse commercial and industrial markets.  We have five reportable segments:  Food Service Equipment, Engraving, Engineering Technologies, Electronics and Hydraulics. Overall management, strategic development and financial control are led by the executive staff at our corporate headquarters located in Salem, New Hampshire. During the first quarter of 2019, the Company decided to divest its Cooking Solutions Group, which consists of three operating segments, in order to focus its financial assets and managerial resources on its remaining portfolio of businesses. As a result, our ongoing operations now have nine operating business units. The management discussion and analysis set forth below pertains to our on-going operations and excludes results from the Cooking Solutions Group.

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

It is our objective to grow larger and more profitable business units through both organic initiatives and acquisitions.  We seek to identify and implement organic growth initiatives such as new product development, geographic expansion, introduction of products and technologies into new markets and applications, key accounts and strategic sales channel partners.  In addition, we have a long-term objective to create sizable business platforms by adding strategically aligned or “bolt on” acquisitions to strengthen the individual businesses, create both sales and cost synergies with our core business platforms, and accelerate their growth and margin improvement.  We look to create both sales and cost synergies within our core business platforms, accelerate growth and improve margins.  We have a particular focus on identifying and investing in opportunities that complement our products and will increase the global presence and capabilities of our businesses.  From time to time, we have divested, and likely will continue to divest, businesses that we feel are not strategic or do not meet our growth and return expectations.

In September 2018, we acquired New Hampshire-based Regional Mfg. Specialists, Inc. (d/b/a Agile Magnetics), a provider of high-reliability magnetics. The addition of Agile Magnetics is an important step forward in building out the high reliability magnetics business of Standex Electronics. As a result of this combination, we have broadened our exposure to several high-growth end-markets and added a valuable manufacturing and sales base in the Northeast. Additionally, we can now offer complementary products from Standex’s broader portfolio to Agile’s customer base. Agile Magnetics products include transformers, inductors and coils for mission critical applications for blue chip OEMs in the semiconductor, military, aerospace, healthcare, and industrial markets. It operates one manufacturing facility in New Hampshire.

In August 2018, we acquired Michigan-based Tenibac-Graphion, Inc. (Tenibac-Graphion), a provider of chemical and laser texturing services. The combination of Tenibac-Graphion and Standex Engraving will expand services available to customers, increase responsiveness to customer demands, and drive innovative approaches to solving customer needs. The combined customer base now has access to the full line of mold and tool services, such as the Architexture design consultancy, Vycon™ part wrapping, chemical and laser engraving, tool finishing, and tool enhancements. Tenibac-Graphion serves automotive, packaging, medical and consumer products customers, and operates three facilities, including two in Michigan and one in China.

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

We monitor several key performance indicators (“KPIs”) including net sales, income from operations, backlog, effective income tax rate, gross profit margin, and operating cash flow.  A discussion of these KPIs is included below.  We may also supplement the discussion of these KPIs by identifying the impact of foreign exchange rates, acquisitions, and other significant items when they have a material impact on a specific KPI.

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

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations

	Three Months Ended
(Dollar amounts in thousands, except	September 30,
percentages)	2018	2017
Net sales	$193,080	$189,142
Gross profit margin	35.9%	34.7%
Income from operations	22,645	18,651

Three Months Ended
(In thousands)	September 30, 2018
Net sales, prior year period	$189,142
Components of change in sales:
Organic sales change	2,052
Effect of acquisitions	3,276
Effect of exchange rates	(1,390)
Net sales, current period	$193,080

Net sales for the first quarter of 2019 increased $3.9 million, or 2.1%, when compared to the prior year period.  Organic sales increased by $2.1 million, or 1.1%, with four of our five businesses contributing to the overall increase in the quarter.  Acquisitions also contributed 1.7% to the overall growth in the quarter.  Foreign currency was unfavorable and reduced sales by 0.7%.

Gross Profit Margin

Our gross margin for the first quarter of 2019 was 35.9%, compared to the prior year quarter of 34.7%.  Gross margin increased 1.2% primarily due to higher margin business mix.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) for the first quarter of 2019 were $45.5 million, or 23.6% of sales, compared to $43.1 million, or 22.8% of sales, during the prior year quarter. The increase in SG&A expenses during the quarter was driven by incremental costs of $1.1million from the recent acquisitions and increased strategic investments to support growth initiatives.

Restructuring, Acquisition Related Expenses

Restructuring expenses for the first quarter of 2019 were $0.4 million, compared to $3.0 million during the prior quarter.  The decrease is a result of the completion in restructuring activities across the company. Acquisition related expenses declined $0.3 million as compared to the prior year.

Income from Operations

Income from operations for the first quarter of 2019 was $22.6 million, compared to $18.7 million during the prior year quarter.  The increase of $3.9 million, or 21.4%, is primarily due to higher sales volume, improved gross margin, and reduced restructuring expenses.

Interest Expense

Interest expense for the first quarter of 2019 was $2.2 million, compared to $1.7 million during the prior quarter.  The increase is due to higher borrowings associated with the recent acquisitions in addition to an increase in our effective interest rate as compared to prior year.

Income Taxes

We continue to report reasonable estimates as provisional amounts for a for the toll/transition tax and the change in the U.S. deferred tax related to the Tax Cuts and Jobs Act (“TCJA”) signed into law by President Trump on December 22, 2017.  Pursuant to SEC guidance (See Staff Accounting Bulletin No. 118) we are utilizing the measurement period approach for the income tax effects of tax reform for which the accounting is incomplete.  We have made no change to this estimate during the current quarter and expect to finalize the amount in the second quarter of fiscal year 2019 in connection with our fiscal year 2018 tax return preparation.

The calculation for fiscal year 2019 annual effective tax rate reflects various changes due to the TCJA such as a federal corporate tax rate of 21%, the repeal of the Sec. 199 manufacturing deduction, new tax provisions under Section 951A (GILTI) and Sec. 250(a) (FDII), and changes to the executive compensation limitation among others.

The Company's effective tax rate from continuing operations for the first quarter of 2019 was 28.9% compared to 25.1% for the prior year quarter.  The tax rate was impacted in current period by the following items: (i) a benefit for the federal rate decrease to 21 percent under the TCJA, (ii) estimated withholding taxes on expected distributions of current year earnings in foreign jurisdictions, and (iii) executive compensation deduction limitations as well as income from foreign jurisdictions being taxed in the US under Sec. 951A. Discontinued operations had an adverse impact on the effective tax rate of 0.9% for the quarter ending September 30, 2018. This adverse impact is a result of income taxed in a lower jurisdiction (United States) being moved to discontinued operations which put upward pressure on the tax rate from continuing operations.

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

	As of September 30, 2018		As of September 30, 2017
	Total Backlog	Backlog under 1 year	Total Backlog	Backlog under 1 year
Food Service Equipment	$34,350	$31,870	$39,056	$36,276
Engraving	19,440	19,431	22,364	22,364
Engineering Technologies	110,385	78,482	93,279	67,342
Electronics	70,711	61,690	53,710	49,413
Hydraulics	15,556	15,536	6,503	6,503
Total	$250,442	$207,009	$214,912	$181,898

Backlog realizable within one year increased $25.1 million, or 13.8%, to $207.0 million at September 30, 2018 from $181.9 million at September 30, 2017.

Segment Analysis

Food Service Equipment Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2018	2017	Change
Net sales	$ 72,331	$ 77,827	(7.1%)
Income from operations	6,668	8,319	(19.9%)
Operating income margin	9.2%	10.7%

Net sales in the first quarter of fiscal year 2019 decreased $5.5 million, or 7.1%, when compared to the prior year quarter. Organic sales growth was negative 7.0%. Overall Refrigerated Solutions sales decreased by $5.2 million, or 13.8% due to a market slowdown in Drug Retail, Dollar Stores and Quick Service Restaurants as major chains have reduced the pace of new construction and remodeling efforts.  Scientific sales increased 11.8% driven by new product introductions. Merchandising sales increased 4.0% and the specialty pump business was off 7% due to lower carbonated beverage pump sales. We anticipate the reduced level of spending by our Drug Retail, Dollar Store, and Quick Service Restaurant customers to continue as we enter the winter months.

Income from operations decreased by $1.7 million primarily driven by reduced sales volume in our Refrigerated Solutions, Merchandising, and Specialty Pump Business. In addition, higher freight costs across all businesses contributed to the margin reduction.

Engraving Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2018	2017	Change
Net sales	$ 35,979	$ 32,829	9.6%
Income from operations	7,547	7,596	(0.1%)
Operating income margin	21.0%	23.1%

Net sales for the first quarter of fiscal year 2019 increased by $3.1 million, or 9.6%, when compared to the prior year quarter. Organic sales growth of $0.8 million or 2.4%, was driven by strong growth in the Americas and Europe as there were a number of automotive new and refreshed model introductions. Acquisitions contributed $3.3 million or 10.0% to the sales increase, which were partially offset by foreign exchange declines of $0.9 million. We anticipate that new automotive model introductions will continue to increase in all regions in the coming quarters. In addition, we see continued strong demand for our new technologies of Architexture, tool finishing, nickel shell and laser as we expand these technologies globally.

Income from operations declined by 0.1% driven by purchase accounting expense increases of $0.3 million as compared to the prior year. Margins were down from prior year as we continue to integrate acquisitions and make investments in our growth laneways.

Engineering Technologies Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2018	2017	Change
Net sales	$ 20,784	$ 20,267	2.6%
Income from operations	1,775	1,181	50.2%
Operating income margin	8.5%	5.8%

Net sales in the first quarter of fiscal year 2019 increased by $0.5 million, or 2.6%, compared to the prior year quarter.  Sales distribution by market for the quarter was as follows: 52% aviation, 24% space, 13% energy, 5% medical, 4% defense and 2% other markets. Sales in the aviation market were up $0.8 million compared to the prior year primarily due to increases in the aircraft structures segment.  Space sales were down $1.2M due to contract timing on development programs in the manned segment of the market.  Energy sales were up $1.2 million due to higher sales into the project based Oil and Gas segment.

We expect sales volumes in the second quarter to be consistent with the first quarter. However, based on forecasts from our customers we expect a meaningful increase during the third and fourth quarters of our fiscal year 2019. Sales in the space market are also expected to grow through fiscal year 2019 with legacy products along with development projects with the various domestic launch vehicle providers.

Income from operations increased by $0.6 million, or 50.2%, when compared to the prior year quarter.  The increase was a result of contract price adjustments and efficiency improvements in the aviation engine markets, along with a favorable product mix in the energy industry.

Electronics Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2018	2017	Change
Net sales	$ 51,450	$ 46,825	9.9%
Income from operations	12,787	10,283	24.4%
Operating income margin	24.9%	22.0%

Net sales in the first quarter fiscal year 2019 increased by $4.6 million, or 9.9%, when compared to the prior year quarter. Organic sales growth was $5.1 million, or 10.7%. The organic sales growth came from improvement in all geographic regions. Organic growth was particularly strong in the sensor, relay and reed switch product lines as a result of strong global market demand and new product launches. Growth continues to be strong in markets such as metering, industrial applications and distribution partially offset by lower sales in the automotive and appliance markets. We experienced higher order rate and increases to backlog this quarter however some customers have indicated inventory corrections in their forecasts for the coming quarters.  New business opportunities in the funnel should help offset any inventory corrections or slowdown in the coming months.

Income from operations in the first quarter fiscal year 2019 increased by $2.5 million, or 24.4%, when compared to the prior year quarter. Operating income was higher because of the leverage from sales mix and organic sales growth combined with operating cost savings initiatives.

Hydraulics Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2018	2017	Change
Net sales	$ 12,536	$ 11,403	9.9%
Income from operations	1,583	1,872	(15.4%)
Operating income margin	12.6%	16.4%

Net sales in the first quarter of fiscal year 2019 increased $1.1 million, or 9.9%, when compared to the prior year quarter. Sales distribution by market for the quarter was as follows: 33% refuse, 26% dump truck and trailer, 25% aftermarket, 5% export and 11% other markets. The increase in revenue during the quarter was primarily driven by strong sales to refuse truck and container handler OEM’s in North America. The new pack eject cylinder for front end loading refuse trucks has been well received by the marketplace. With a strong market presence and recent new customer success, the traditional dump truck and trailer markets also contributed to the increase. Demand should remain robust for the remainder of the calendar year. Management is monitoring an OEM’s concerns about a potential slowdown in calendar 2019 due to tariffs, material inflation, interest rate increases, and labor shortages.

Income from operations in the first quarter of fiscal year 2019 decreased $0.3 million, or 15.4%, when compared to the prior year quarter. The decrease to income from operations during the first quarter is partially due to the recent section 301 tariffs on China finished goods imports along with machine downtime in our US facility, which was corrected during the quarter. We’ve only been partially successful at passing along tariff charges thus margins have been negatively impacted.

Corporate and Other

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2018	2017	Change
Income (loss) from operations:
Corporate	$ (6,580)	$ (6,637)	0.9%
Acquisition-related costs	(688)	(1,005)	31.5%
Restructuring	(447)	(3,004)	85.1%

Corporate expenses in the first quarter of fiscal year 2019 were flat compared to prior year. Restructuring expense declines have been explained above.

Discontinued Operations

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2018	2017	Change
Net sales	$ 24,448	$ 25,237	(3.1%)
Income from operations	1,832	2,069	(11.5%)
Operating income margin	7.5%	8.2%

Sales declined $0.8 million or 3.1% as compared to the prior year primarily due to the prior year rotisserie roll-out with a retail grocer customer which has not yet been offset by new business opportunities. Operating income reduction of $0.3 million was primarily a result of the sales declines as compared to the prior year.

Liquidity and Capital Resources

At September 30, 2018, our total cash balance was $109.3 million, of which $98.4 million was held outside of the United States.  Beginning in 2019, we expect to repatriate approximately $50 million of our cash held outside of the United States, net of local jurisdictional withholding taxes previously accrued for by us. The amount and timing of cash repatriation during 2019 will be dependent upon each business unit’s operational needs including requirements to fund working capital, capital expenditure, and jurisdictional tax payments.

Net cash used by continuing operating activities for the three months ended September 30, 2018, was $2.6 million compared to net cash used by operating activities of $3.3 million in the prior year.  During the quarter, we generated $23.2 million from income statement activities and used $20.0 million of cash to fund working capital increases.  Cash flow used in investing activities for the three months ended September 30, 2018, was $102.0 million and consisted primarily of cash used for capital expenditures of $7.5 million, $39.2 million for the Agile acquisition and $57.3 million for the Tenibac acquisition.  Cash inflows provided by financing activities for the three months ended September 30, 2018 were $103.0 million and included net borrowings of $105.5 million and cash paid for dividends of $2.3 million.

The Company Amended its Credit Agreement (“Credit Facility”, or “facility”) in December 2014.  This five-year Credit Facility has a borrowing limit of $400 million, which can be increased by an amount of up to $100 million, in accordance with specified conditions.  The facility also includes a $10 million sublimit for swing line loans and a $30 million sublimit for letters of credit.  During the second quarter of fiscal year 2019, we intend to begin discussions with our lenders to secure a new five-year facility.

Under the terms of the existing Credit Facility, we will pay a variable rate of interest and a commitment fee on borrowed amounts as well as a commitment fee on unused amounts under the facility.  The amount of the commitment fee will depend upon both the undrawn amount remaining available under the facility and the Company’s funded debt to EBITDA (as defined in the agreement) ratio at the last day of each quarter.  As our funded debt to EBITDA ratio increases, the commitment fee will increase.

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of September 30, 2018, the Company has used $7.4 million against the letter of credit sub-facility and had the ability to borrow $93.1 million under the facility based on our current trailing twelve-month EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 3.0:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to $7.5 million, and unlimited non-cash charges including gains or losses on sale of property and goodwill adjustments.  At September 30, 2018, the Company’s Interest Coverage Ratio was 11.75:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  At September 30, 2018, the Company’s Leverage Ratio was 2.35:1.

As of September 30, 2018, we had borrowings under our facility of $306.9 million and the effective rate of interest for outstanding borrowings under the facility was 3.32%.  Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect 2019 capital spending to be between $35.0 and $36.0 million which includes amounts not spent in 2018 and $0.8 million for our recent acquisitions.  We also expect that depreciation and amortization expense will be between $21.0 and $22.0 million and $8.5 and $9.5 million, respectively.

In order to manage our interest rate exposure, we are party to $100.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 2.01%.

The following table sets forth our capitalization at September 30, 2018 and June 30, 2018 (in thousands):

(In thousands)	September 30, 2018	June 30, 2018
Long-term debt	$299,438	$193,772
Less cash and cash equivalents	109,270	109,602
Net debt (cash)	190,168	84,170
Stockholders' equity	460,030	450,795
Total capitalization	$650,198	$534,965

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $188.5 million at September 30, 2018, as compared to $191.0 million at the most recent measurement date, which occurred as of June 30, 2018.  The next measurement date to determine plan assets and benefit obligations will be on June 30, 2019.

At September 30, 2018, we do not expect to make mandatory contributions to the plan until fiscal year 2020.  The Company expects to pay $1.4 million in contributions to its defined benefit plans during fiscal 2019.  Contributions of $0.3 million were made during the three months ended September 30, 2018 and 2017.  We expect to pay $0.8 million in prescribed contributions to our U.K. defined benefit plan during fiscal year 2019.  The Company also expects to make contributions during the current fiscal year of $0.2 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively.  Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for five retired executives.  Current executives and new hires are not eligible for this program.  At September 30, 2018, the underlying policies had a cash surrender value of $17.5 million and are reported net of loans of $8.9 million for which we have the legal right of offset, these amounts are reported net on our balance sheet.

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

Employee Relations – The Company has labor agreements with several union locals in the United States and several European employees belong to European trade unions. There was one labor contract that expired during the first quarter of fiscal year 2019, and it was being renegotiated as of September 30, 2018.

Critical Accounting Policies

The condensed consolidated financial statements include the accounts of Standex International Corporation and all of its subsidiaries.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements. Although we believe that materially different amounts would not be reported due to the accounting policies adopted, the application of certain accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  Our Annual Report on Form 10-K for the year ended June 30, 2018 lists a number of accounting policies which we believe to be the most critical.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  Our overall transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  In the three months ended September 30, 2018, net sales to external customers not transacted in functional currency totals 3.5% of our consolidated sales.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend payments, loan payments, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At September 30, 2018, the fair value, in the aggregate, of the Company’s open foreign exchange contracts was a liability of $4.1 million.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at September 30, 2018, would not result in a material change in our operations, financial position, or cash flows.  We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we will use interest rate swap agreements to modify our exposure to interest rate movements.  The Company’s currently effective swap agreements convert our base borrowing rate on $100.0 million of debt due under our Credit Agreement from a variable rate equal to LIBOR to a weighted average rate of 2.01% at September 30, 2018.

The Company’s effective rate on variable-rate borrowings, including the impact of interest rate swaps, under the revolving credit agreement increased from 3.29% at June 30, 2018 to 3.32% at September 30, 2018.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of September 30, 2018, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

Commodity Prices

The Company is exposed to fluctuating market prices for all commodities used in its manufacturing processes.  Each of our segments is subject to the effects of changing raw material costs caused by the underlying commodity price movements and the impact that any tariffs may have on such commodities.  In general, we do not enter into purchase contracts that extend beyond one operating cycle.  While Standex considers our relationship with our suppliers to be good, there can be no assurances that we will not experience any supply shortage.

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

ITEM 4.CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition.  As discussed in Note 2 to the consolidated financial statements contained in this Report, the Company acquired all of the outstanding stock of the Agile Magnetics and Tenibac-Graphion, Inc. during the last year.  These acquisitions represent approximately 1.3% of the Company's consolidated continuing operations revenue for the three months ended September 30, 2018, and approximately 9.6% of the Company's consolidated assets at September 30, 2018.  Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2018 excludes any evaluation of the internal control over financial reporting of Agile Magnetics and Tenibac-Graphion Inc.

There was no change in the Company's internal control over financial reporting during the quarterly period ended September 30, 2018 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 5.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended September 30, 2018
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 - July 31, 2018	-	$ -	-	$ 87,073,584

August 1 - August 31, 2018	1,679	$ 109.71	1,679	86,889,381

September 1 - September 30, 2018	6,010	$ 108.55	6,010	86,237,012

Total	7,689	$ 108.80	7,689	$ 86,237,012

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

STANDEX INTERNATIONAL CORPORATION

Date:	October 29, 2018	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	October 29, 2018	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer/Assistant Treasurer