Form 10-Q
period 2018-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 2019-01-31
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

The number of shares of Registrant's Common Stock outstanding on January 28, 2019 was 12,653,152.

STANDEX INTERNATIONAL CORPORATION

INDEX

Page No.

PART I.FINANCIAL INFORMATION:

Item 1.

Condensed Consolidated Balance Sheets as of

December 31, 2018 (unaudited) and June 30, 20182

Condensed Consolidated Statements of Operations for the

Three and Six Months Ended December 31, 2018 and 2017 (unaudited)3

Condensed Consolidated Statements of Comprehensive Income for the

Three and Six Months Ended December 31, 2018 and 2017 (unaudited)4

Condensed Consolidated Statements of Cash Flows for the

Six Months Ended December 31, 2018 and 2017 (unaudited)5

Notes to Unaudited Condensed Consolidated Financial Statements6

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations 27

Item 3.

Quantitative and Qualitative Disclosures about Market Risk 39

Item 4.

Controls and Procedures 40

PART II.OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds 41

Item 6.

Exhibits41

PART I. FINANCIAL INFORMATION
ITEM 1

STANDEX INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets

(In thousands, except per share data)	December 31, 2018 (unaudited)	June 30, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$118,174	$109,602
Accounts receivable, net of reserve for doubtful accounts of	111,905	119,783
$1,660 and $2,184 at December 31, 2018 and June 30, 2018
Inventories	109,423	104,300
Prepaid expenses and other current assets	21,425	10,255
Income taxes receivable	1,486	2,348
Current assets- Discontinued Operations	36,092	37,671
Total current assets	398,505	383,959
Property, plant, and equipment, net	142,332	136,934
Intangible assets, net	115,495	84,938
Goodwill	261,569	211,751
Deferred tax asset	6,313	7,447
Other non-current assets	28,384	29,749
Long-term assets-Discontinued Operations	61,454	62,159
Total non-current assets	615,547	532,978
Total assets	$1,014,052	$916,937

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$56,460	$78,947
Accrued liabilities	61,262	57,679
Income taxes payable	7,672	6,050
Current liabilities-Discontinued Operations	18,906	18,665
Total current liabilities	144,300	161,341
Long-term debt	314,661	193,772
Accrued pension and other non-current liabilities	102,215	110,979
Non-current liabilities- Discontinued Operations	50	50
Total non-current liabilities	416,926	304,801
Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000
shares authorized, 27,982,115 issued, 12,528,152 and
12,705,562 outstanding at December 31, 2018 and June 30, 2018	41,976	41,976
Additional paid-in capital	63,024	61,328
Retained earnings	784,687	761,430
Accumulated other comprehensive loss	(126,777)	(121,859)
Treasury shares: 15,453,963 shares at December 31, 2018
and 15,278,716 shares at June 30, 2018	(310,084)	(292,080)
Total stockholders' equity	452,826	450,795
Total liabilities and stockholders' equity	$1,014,052	$916,937

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2018	2017	2018	2017
Net sales	$195,522	$185,694	$388,609	$374,836
Cost of sales	128,586	122,377	252,421	245,848
Gross profit	66,936	63,317	136,188	128,988
Selling, general, and administrative expenses	45,693	43,794	91,165	86,851
Acquisition related costs	859	703	1,547	1,708
Restructuring costs	177	1,775	624	4,732
Total operating expenses	46,729	46,272	93,336	93,291
Income from operations	20,207	17,045	42,852	35,697
Interest expense	(3,123)	(1,793)	(5,368)	(3,514)
Other non-operating expenses, net	(750)	(242)	(1,015)	(336)
Income from continuing operations before income taxes	16,334	15,010	36,469	31,847
Provision for income taxes	3,860	19,359	9,702	23,622
Net income (loss) from continuing operations	12,474	(4,349)	26,767	8,225
Income (loss) from discontinued operations, net of income taxes	924	1,543	2,488	2,968
Net income (loss)	$13,398	$(2,806)	$29,255	$11,193

Basic earnings per share:
Continuing operations	$0.99	$(0.34)	$2.11	$0.65
Discontinued operations	0.07	0.12	0.20	0.23
Total	$1.06	$(0.22)	$2.31	$0.88
Diluted earnings per share:
Continuing operations	$0.98	$(0.34)	$2.10	$0.64
Discontinued operations	0.07	0.12	0.20	0.23
Total	$1.05	$(0.22)	$2.30	$0.87

Cash dividends per share	$0.20	$0.18	$0.38	$0.34

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2018	2017	2018	2017
Net income (loss)	$13,398	$(2,806)	$29,255	$11,193
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$(40)	$(88)	$281	$(338)
Amortization of unrecognized costs	1,115	1,370	2,231	2,736
Derivative instruments:
Change in unrealized (losses)	(4,737)	(2,351)	(4,375)	(1,577)
Amortization of unrealized gains and into interest expense	2,931	913	2,272	1,064
Foreign currency translation gains (losses)	359	(956)	(5,662)	2,455
Other comprehensive income (loss) before tax	$(372)	$(1,112)	$(5,253)	$4,340

Income tax provision (benefit):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$(17)	$425	$(26)	$477
Amortization of unrecognized costs	(272)	(327)	(545)	(805)
Derivative instruments:
Change in unrealized gains and (losses)	437	5	339	(104)
Amortization of unrealized gains and (losses) into interest expense	25	(8)	40	(44)
Income tax provision (benefit) to other comprehensive income (loss)	$173	$95	$(192)	$(476)

Other comprehensive gain (loss), net of tax	(199)	(1,017)	(5,445)	3,864
Comprehensive income (loss)	$13,199	$(3,823)	$23,810	$15,057

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	December 31,
(In thousands)	2018	2017
Cash flows from operating activities
Net income	$29,255	$11,193
Income from discontinued operations	2,488	2,968
Income from continuing operations	26,767	8,225
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,817	12,843
Stock-based compensation	2,029	2,877
Non-cash portion of restructuring charge	(132)	664
Contributions to defined benefit plans	(499)	(530)
Net changes in operating assets and liabilities	(29,132)	822
Net cash provided by operating activities - continuing operations	13,850	24,901	25,666
Net cash provided by operating activities - discontinued operations	5,411	726	(45)
Net cash provided by operating activities	19,261	25,627
Cash flows from investing activities
Expenditures for property, plant, and equipment	(16,192)	(14,723)
Expenditures for acquisitions, net of cash acquired	(95,918)	(10,397)
Proceeds from life insurance policies	-	2,217
Other investing activity	3,144	1,087
Net cash (used in) investing activities	(108,966)	(21,816)
Net cash provided by (used in) investing activities - discontinued operations	2,690	(960)
Net cash (used in) investing activities	(106,276)	(22,776)
Cash flows from financing activities
Borrowings on revolving credit facility	509,500	108,500
Payments of revolving credit facility	(387,500)	(87,288)
Contingent consideration payment	(910)	-
Activity under share-based payment plans	797	622
Purchases of treasury stock	(19,135)	(1,924)
Cash dividends paid	(4,825)	(4,312)
Net cash provided by financing activities	97,927	15,598
Effect of exchange rate changes on cash and cash equivalents	(2,340)	2,374
Net change in cash and cash equivalents	8,572	20,823
Cash and cash equivalents at beginning of year	109,602	88,566
Cash and cash equivalents at end of period	$118,174	$109,389

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$4,822	$2,951
Income taxes, net of refunds	$7,118	$8,077

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and six months ended December 31, 2018 and 2017, the cash flows for the six months ended December 31, 2018 and 2017 and the financial position of Standex International Corporation (“Standex”, the “Company”, “we”, “us”, or “our”), at December 31, 2018.  The interim results are not necessarily indicative of results for a full year.  The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2018.  The condensed consolidated balance sheet at June 30, 2018 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2018.  Certain prior period amounts have been reclassified to conform to the current period presentation.  Unless otherwise noted, references to years are to the Company’s fiscal years.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) Targeted Improvements”. The updated guidance provides an optional transition method, which allows for the application of the standard as of the adoption date with no restatement of prior period amounts. We plan to adopt the standard on July 1, 2019 under the optional transition method described above. We are currently in the process of selecting lease accounting software as well as assessing the impact that the new standard will have on our Consolidated Financial Statements, which will consist primarily of a balance sheet gross up of our operating leases to show equal and offsetting lease assets and lease liabilities. Due to the materiality of the underlying leases subject to the new guidance, we anticipate the adoption will have a material impact on the Company’s consolidated financial statements, however are unable to quantify that effect until our analysis is complete.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815); Targeting Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and to make certain targeted improvements to simplify the application of hedge accounting guidance.  The new guidance requires additional disclosures including cumulative basis adjustments for fair value hedges and the effect of hedging on individual income statement line items along with providing new alternatives for applying hedge accounting to additional hedging strategies and measuring the hedged item in fair value hedges of interest rate risk.  This guidance is effective for fiscal years beginning after December 15, 2018 (fiscal 2020 for the Company), and interim periods within those fiscal years.  The amendment is to be applied prospectively. Given the improvements made to the application of hedge accounting under the guidance, the Company has decided to early adopt the ASU in the second quarter of fiscal 2019, or on December 1, 2018.

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220)" ("ASU 2018-02"), which provides for the option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings resulting from the Tax Cuts and Jobs Act ("Tax Reform Act"). ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. ASU 2018-02 is to be applied retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate related to the Tax Reform Act is recorded. The Company is in the process of assessing the impact of adoption on its consolidated financial statements.

2)Acquisitions

The Company’s recent acquisitions are strategically significant to the future growth prospects of the Company.  At the time of the acquisition and December 31, 2018, the Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

Agile Magnetics

On the last business day of the first quarter of fiscal year 2019, the Company acquired Agile Magnetics (“Agile”).  The New Hampshire based, privately held company is a provider of high-reliability magnetics to customers in the semiconductor, military, aerospace, healthcare, and general industrial industries.  The Company has included the results of Agile in its Electronics segment in the Condensed Consolidated Financial Statements.

The Company paid $39.2 million in cash for all of the issued and outstanding equity interests of Agile.  The preliminary purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on a preliminary estimate of their fair values on the closing date.  During the second quarter, the Company commenced a formal valuation of the acquired assets and liabilities and has updated the preliminary intangible asset values recorded at the end of the first quarter based on the preliminary valuation.  Goodwill recorded from this transaction is attributable to expanded capabilities of the combined organization which will allow for improved responsiveness to customer demands via a larger pool of engineering resources and local manufacturing.

Intangible assets of $18.1 million are preliminarily recorded, consisting of $14.3 million of customer relationships and $3.8 million for trademarks.  The goodwill of $15.8 million preliminarily recorded in connection with the transaction is deductible for income tax purposes. The Company’s assigned fair values are preliminary as of December 31, 2018 until such time as the valuation can be finalized.

The components of the fair value of the Agile acquisition, including the preliminary allocation of the purchase price at December 31, 2018, are as follows (in thousands):

	Preliminary Allocation September 30, 2018	Adjustments	Adjusted Allocation December 31, 2018
Fair value of business combination:
Cash payments	$39,194		39,194
Less, cash acquired	(1)		(1)
Total	$39,193		39,193

Identifiable assets acquired and liabilities assumed:
Other acquired assets	$1,928	(35)	1,893
Inventories	2,506	90	2,596
Customer Backlog	-	220	220
Property, plant, & equipment	1,318	(348)	970
Identifiable intangible assets	13,718	4,432	18,150
Goodwill	20,142	(4,351)	15,791
Liabilities assumed	(419)	(8)	(427)
Total	$39,193	-	39,193

Tenibac-Graphion Inc.

During August of fiscal year 2019, the Company acquired Tenibac-Graphion Inc. (“Tenibac”).  The Michigan based, privately held company is a provider of chemical and laser texturing services for the automotive, medical, packaging, and consumer products markets.  The Company has included the results of Tenibac in its Engraving segment in the Condensed Consolidated Financial Statements.

The Company paid $57.3 million in cash for all of the issued and outstanding equity interests of Tenibac.  The preliminary purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values on the closing date.  Goodwill recorded from this transaction is attributable to the complimentary services that the combined business can now offer to our customers, through increased responsiveness to customer demands, and providing innovative approaches to solving customer needs by offering a full line of mold and tool services to customers.

Intangible assets of $16.9 million are preliminarily recorded, consisting of $11.3 million of customer relationships to be amortized over a period of nine years, $4.2 million for trademarks, and $1.4 million of other intangibles assets.  The Company’s assigned fair values are preliminary as of December 31, 2018 until reviewed closing financial statements can be prepared by an independent accountant as required by the stock purchase agreement. The goodwill of $33.7 million created by the transaction is deductible for income tax purposes.

The components of the fair value of the Tenibac acquisition, including the preliminary allocation of the purchase price at December 31, 2018, are as follows (in thousands):

	Preliminary Allocation September 30, 2018	Adjustments	Adjusted Allocation December 31, 2018
Fair value of business combination:
Cash payments	$57,284		57,824
Less cash acquired	(558)		(558)
Total	$56,726	-	56,726
Identifiable assets acquired and liabilities assumed:

Other acquired assets	$5,023	(649)	4,374
Inventories	324		324
Customer backlog	1,000	(800)	200
Property, plant, & equipment	2,490		2,490
Identifiable intangible assets	15,960	900	16,860
Goodwill	32,949	799	33,748
Liabilities assumed	(1,020)	(250)	(1,270)
Total	$56,726	-	56,726

Piazza Rosa Group

During the first quarter of fiscal year 2018, the Company acquired the Piazza Rosa Group.  The Italy-based privately held company is a leading provider of mold and tool treatment and finishing services for the automotive and consumer products markets.  We have included the results of the Piazza Rosa Group in our Engraving segment.

The Company paid $10.1 million in cash for all of the issued and outstanding equity interests of the Piazza Rosa Group and also paid $2.8 million subsequent to closing in order to satisfy assumed debt of the entity at the time of acquisition. The Company has estimated that total cash consideration will be adjusted by $2.6 million based upon achievement of certain revenue metrics over the three years following acquisition. The Company made the first payment of $0.9 million during the first quarter of 2019 based on achievement of the revenue metrics during the first year.

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

Intangible assets of $4.1 million were preliminarily recorded, consisting of $2.3 million of customer relationships to be amortized over a period of eight years, $1.6 million for trademarks, and $0.2 million of other intangibles assets.  The Company finalized its purchase accounting for this acquisition in the first quarter of fiscal year 2019. The goodwill of $7.1 million created by the transaction is not deductible for income tax purposes.

The components of the fair value of the Piazza Rosa Group acquisition, including the final allocation of the purchase price at December 31, 2018, are as follows (in thousands):

	Preliminary Allocation
	September 30, 2017	Adjustments	Final Allocation
Fair value of business combination:
Total cash consideration	$10,056	$-	$10,056
Fair value of contingent consideration	-	2,617	2,617
Total	$10,056	$2,617	$12,673
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$2,678	$1,664	$4,342
Inventories	637	(2)	635
Property, plant, and equipment	5,005	558	5,563
Identifiable intangible assets	4,087	(615)	3,472

Goodwill	6,218	858	7,076
Liabilities assumed	(7,387)	-	(7,387)
Deferred taxes	(1,182)	154	(1,028)
Total	$10,056	$2,617	$12,673

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

Deferred compensation costs relate to payments due to the Horizon Scientific seller of $3.0 million on the second anniversary and $5.6 million on the third anniversary of the closing date of the purchase.  For the three and six months ended December 31, 2018 and 2017, we recorded deferred compensation costs of $0.7 million for estimated deferred compensation earned by the Horizon Scientific seller to date. The payments are contingent on the seller remaining an employee of the Company, with limited exceptions, at each anniversary date.

Acquisition related costs consist of miscellaneous professional service fees and expenses for our recent acquisitions.

The components of acquisition-related costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Deferred compensation arrangements	$703	$703	$1,370	$1,405
Acquisition-related costs	156	-	177	303
Total	$859	$703	$1,547	$1,708

3) Revenue From Contracts With Customers

Effective July 1, 2018, the Company adopted the new accounting standard ASU No. 2014-09, “Revenue from Contracts with Customers" (ASC 606) using the modified retrospective method to contracts that were not completed as of June 30, 2018. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings, whereby the cumulative impact of all prior periods is recorded in retained earnings or other impacted balance sheet line items upon adoption. The comparative information has not been adjusted and continues to be reported under ASC 605. The impact on the Company’s consolidated income statements, balance sheets, equity or cash flows as of the adoption date as a result of applying ASC 606 have been reflected within those respective financial statements.

Under the Company’s historical accounting policies, non-developmental long-term contracts were recognized when the goods were transferred to the customer. Upon adoption, contracts for highly customized customer products that have no alternative use and in which the contract specifies the Company has a right to payment for its costs, plus a reasonable margin met the requirements for recognition over time under ASC 606. Additionally, under the Company’s historical accounting policies, the Food Service Equipment segment estimated the rebate accrual based on a volume-related method for rebates. Under ASC 606, the Company now calculates the rebate accrual on anticipated sales for the rebate period, rather than measurement of actual achievement of specific tiers.

Upon adoption, we recognized a reduction to retained earnings of $1.0 million which is comprised of (i) a net change for Engineering Technologies of $0.7 million in revenues offset by cost of sales increase of $0.6 million; and (ii) a $1.5 million adjustment for accrued rebates in the Food Service Equipment segment.  The details of the adjustments to retained earnings upon adoption on June 30, 2018 as well as the effects on the consolidated balance sheet as of June 30, 2018, as if ASC 606 had been adopted in our 2018 fiscal year are as follows:

Cumulative
(in thousands)	Effect
Net sales	$(799)
Cost of Sales	(574)
Income tax expense	340
Net Loss	(1,033)

Effective Date	Reported June 30, 2018	ASC 606 Adjustments	As Adjusted July 1, 2018
Inventories	$ 127,223	$ (574)	$ 126,649
Accounts receivable	134,228	703	134,931
Accrued liabilities	65,575	1,502	67,077
Deferred income taxes	26,816	(340)	26,476
Retained earnings	761,430	(1,033)	760,397

Note that above amounts as of June 30 are before any restatement of balances to discontinued operations.

The following tables reconcile the balances as presented as of and for the three and six months ended December 31, 2018 exclusive of the cumulative effect adjustment presented above to the balances prior to the adjustments made to implement the new revenue recognition standard for the same period (in thousands):

	Three Months Ended December 31, 2018
	As Presented	Impact of ASC 606	Balances Without adoption of ASC 606
Net sales	$195,522	$(2,812)	$192,710
Cost of sales	128,586	(2,786)	125,800
Gross profit	66,936	(26)	66,910
Provision for income taxes	3,860	(8)	3,852
Income from continuing operations	12,474	(18)	12,456
Income (loss) from discontinued operations, net of income taxes	924	171	1,095
Net income (loss)	$13,398	$153	$13,551

	Six Months Ended December 31, 2018
	As Presented	Impact of ASC 606	Balances Without adoption of ASC 606
Net sales	$388,609	$(5,855)	$382,754
Cost of sales	252,421	(5,282)	247,139
Gross profit	136,188	(573)	135,615
Provision for income taxes	9,702	(166)	9,536
Income from continuing operations	26,767	(407)	26,360
Income (loss) from discontinued operations, net of income taxes	2,488	195	2,683
Net income (loss)	$29,255	$(212)	$29,043

		December 31, 2018
	As Presented	Impact of ASC 606	Balances Without adoption of ASC 606
ASSETS
Prepaid Expenses	$21,425	$(7,083)	$14,342
Inventories	109,423	5,282	114,705

LIABILITIES
Accrued liabilities	$61,262	$(1,228)	$60,034
Income taxes payable	7,672	(166)	7,506
Current liabilities- Discontinued Operations	18,906	(195)	18,711
Retained earnings	784,687	(212)	784,475

Disaggregation of Revenue from Contracts with Customers

The following table presents revenue disaggregated by product line and segment (in thousands):

	Three Months Ended
Revenue by Product Line	December 31, 2018	December 31, 2017
Refrigeration	$52,217	$56,434
Merchandising & Display	9,065	8,235
Pumps	7,371	8,496
Total Food Service Equipment	68,653	73,165

Engraving Services	35,796	30,131
Engraving Products	2,689	3,748
Total Engraving	38,485	33,879

Engineering Technologies Components	23,568	21,928

Electronics	52,700	46,035

Hydraulics Cylinders and System	12,116	10,687

Total Revenue by Product Line	$195,522	$185,694

The following table presents revenue disaggregated by product line and segment (in thousands):

	Six Months Ended
Revenue by Product Line	December 31, 2018	December 31, 2017
Refrigeration	$106,664	116,105
Merchandising & Display	18,229	17,048
Pumps	16,098	17,839
Total Food Service Equipment	140,991	150,992

Engraving Services	69,653	60,124
Engraving Products	4,813	6,584
Total Engraving	74,466	66,708

Engineering Technologies Components	44,351	42,195

Electronics	104,150	92,851

Hydraulics Cylinders and System	24,651	22,090

Total Revenue by Product Line	$388,609	374,836

The following table presents revenue from continuing operations disaggregated by geography based on company’s locations (in thousands):

	Three Months Ended	Six Months Ended
Net sales	December 31, 2018	December 31, 2018
United States	$129,969	254,705
Asia Pacific	28,163	56,041
EMEA (1)	32,978	68,504
Other Americas	4,412	9,359
Total	$195,522	388,609

(1)  EMEA consists primarily of Europe, Middle East and S. Africa.

The following table presents revenue from continuing operations disaggregated by timing of recognition (in thousands):

Timing of Revenue Recognition	Three Months Ended
	December 31, 2018	December 31, 2017
Products and services transferred at a point in time	$188,093	$182,441
Products transferred over time	7,429	3,253
Net Sales	$195,522	$185,694

Timing of Revenue Recognition	Six Months Ended
	December 31, 2018	December 31, 2017
Products and services transferred at a point in time	$375,998	$367,954
Products transferred over time	12,611	6,882
Net Sales	$388,609	$374,836

Contract Balances

Contract assets represent sales recognized in excess of billings related to work completed but not yet shipped for which revenue is recognized over time. Contract assets are recorded as accounts receivable.

Contract liabilities are customer deposits for which revenue has not been recognized. Current contract liabilities are recorded as accrued expenses.

The following table provides information about contract assets and liability balances as of December 31, 2018 and September 30, 2018 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Fiscal quarter ended December 31, 2018
Contract assets:
Accounts receivable	$ 1,552	$ 10,735	$ 9,584	$ 2,703
Unbilled services	7,183	2,465	1,035	8,613
Contract liabilities:
Customer deposits	2,049	3,383	-	5,432
Fiscal quarter ended September 30, 2018
Contract assets:
Accounts receivable	$ 5,655	$ 5,422	$ 9,525	$ 1,552
Unbilled services	5,904	2,960	1,681	7,183
Contract liabilities:
Customer deposits	2,552	-	503	2,049

During the quarters ended December 31, 2018 and September 30, 2018, we recognized the following revenue as a result of changes in the contract liability balances (in thousands):

Revenue recognized in the period from:
	December 31, 2018	September 30, 2018
Amounts included in the contract liability balance at the beginning of the period	$-	$503

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

There were no transfers of assets or liabilities between any levels of the fair value measurement hierarchy at December 31, 2018 and June 30, 2018.  The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

Items presented at fair value at December 31, 2018 and June 30, 2018 consisted of the following (in thousands):

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,514	$2,514	$-	$-
Interest rate swaps	803	-	803	-

Liabilities
Foreign exchange contracts	$5,853	$-	$5,853	$-
Interest rate swaps	453	-	453	-
Contingent acquisition payments (a)	5,036	-	-	5,036

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,362	$2,362	$-	$-
Foreign exchange contracts	1,357	-	1,357	-
Interest rate swaps	1,325	-	1,325	-

Liabilities
Foreign exchange contracts	$4,204	$-	$4,204	$-
Contingent acquisition payments (a)	7,535	-	-	7,535

(a)  The fair value of our contingent consideration arrangement is determined based on our evaluation as to the probability and amount of any deferred compensation that has been earned to date.

Our financial liabilities based upon Level 3 inputs consist of contingent consideration arrangements relating to our acquisitions of Horizon Scientific and Piazza Rosa.  We are contractually obligated to pay contingent consideration payments in connection with the Horizon Scientific acquisition based on the criteria of continued employment of the seller on the second and third anniversary of the closing date of the acquisition.  We are contractually obligated to pay contingent consideration payments in connection with the Piazza Rosa acquisition based on the achievement of certain revenue targets during each of the first three years following acquisition.  Piazza Rosa exceeded the defined revenue targets during the first year and a payment was made to the Piazza Rosa sellers during the first quarter of fiscal 2019.  The seller of Horizon remained employed on the second anniversary of the closing date and a payment was made to the seller in the second quarter of fiscal 2019.  We will update our assumptions each reporting period based on new developments and record such amounts at fair value based on the revised assumptions until the consideration is paid. As of December 31, 2018, neither the range of outcomes nor the assumptions used to develop the estimate had changed.

5)Discontinued Operations

In pursuing our business strategy, the Company has divested certain businesses and recorded activities of these businesses as discontinued operations.  During the first quarter of 2019, the Company decided to divest its Cooking Solutions Group, which consists of three operating segments and a minority interest investment, in order to focus its financial assets and managerial resources on its remaining portfolio of businesses.  The Company believes that the sale will be completed before the end of the fiscal year and has concluded that all criteria of ASC 205-20-45 have been met as to classify the three operating segments and minority interest investment as discontinued operations.  During the second quarter of fiscal 2019, we sold our minority interest investment to the majority shareholders.

Results of the Cooking Solutions Group in current and prior periods have been classified as discontinued operations in the Condensed Consolidated Financial Statements to exclude the results from continuing operations.  Activity related to the Cooking Solutions Group and other discontinued operations for the three and six months ended December 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net Sales	$23,980	$24,057	$48,427	$49,295
Income from Operations	1,777	1,691	3,608	3,742
Non-Operating Income / (Loss)	(658)	135	(592)	276
Profit Before Taxes	1,119	1,826	3,016	4,018
Provision for Taxes	195	283	528	1,050
Net income from Discontinued Operations	$924	$1,543	$2,488	$2,968

Assets and liabilities related to our discontinued operations appear in the condensed consolidated balance sheets are as follows (in thousands):

	December 31, 2018	June 30, 2018
Accounts receivable	$11,700	$14,445
Inventories	23,865	22,923
Prepaid Expenses	527	303
Total current assets	36,092	37,671

Property, plant, equipment, net	7,556	7,637
Intangible assets, net	12,701	13,137
Goodwill	40,011	40,011
Other non-current assets	1,186	1,374
Total non-current assets	61,454	62,159
Total Assets	$97,546	$99,830

Accounts Payable	$9,853	$10,759
Accrued Liabilities	9,053	7,897
Income Tax Payable	-	9
Total current liabilities	18,906	18,665

Non-current Liabilities	50	50
Total Liabilities	$18,956	$18,715

Net Assets	$78,590	$81,115

The Company believes that the fair value of the Cooking Solutions Group net assets exceeds the net book value of the assets.

6)Inventories

Inventories from continuing operations are comprised of the following (in thousands):

	December 31, 2018	June 30, 2018
Raw materials	$50,557	$46,833
Work in process	32,164	30,526
Finished goods	26,702	26,941
Total	$109,423	$104,300

Distribution costs associated with the sale of inventory, which are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations were $4.8 million and $8.9 million for the three and six months ended December 31, 2018, respectively and $4.1 million and $8.6 million for the three and six months ended December 31, 2017, respectively.

7)Goodwill

Changes to goodwill during the period ended December 31, 2018 were as follows (in thousands):

	June 30, 2018	Discontinued Operations	Continuing Ops - June 30, 2018	Acquisitions	Translation Adjustment	December 31, 2018
Food Service Equipment	$63,464	$(40,011)	$23,453	$-	$-	$23,453
Engraving	27,194	-	27,194	34,258	(170)	61,282
Engineering Technologies	44,247	-	44,247	-	(312)	43,935
Electronics	113,798	-	113,798	15,791	251	129,840
Hydraulics	3,059	-	3,059	-	-	3,059
Total	$251,762	$(40,011)	$211,751	$50,049	$(231)	$261,569

8)Intangible Assets

Intangible assets consist of the following (in thousands):

		Tradenames
	Customer Relationships	(Indefinite-lived)	Developed Technology	Other	Total
December 31, 2018
Cost	$72,643	$19,088	$48,816	$5,642	$146,189
Accumulated amortization	(20,974)	-	(6,666)	(3,054)	(30,694)
Balance, December 31, 2018	$51,669	$19,088	$42,150	$2,588	$115,495

June 30, 2018
Cost	$48,285	$11,102	$48,281	$4,025	$111,693
Accumulated amortization	(19,134)	-	(4,709)	(2,912)	(26,755)
Balance, June 30, 2018	$29,151	$11,102	$43,572	$1,113	$84,938

Amortization expense for the three months ended December 31, 2018 and 2017 was $3.0 million and $2.2 million, respectively.  Amortization expense for the six months ended December 31, 2018 and 2017 was $4.7 million and $4.2 million, respectively.  At December 31, 2018, amortization expense of intangible assets is estimated to be $5.7 million for the remainder of fiscal year 2019, $10.9 million in 2020, $10.2 million in 2021, $9.6 million in 2022, $8.8 million in 2023 and $50.3 million thereafter.

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

The changes in warranty reserve from continuing operations, which are recorded as a component of accrued liabilities, as of December 31, 2018 and June 30, 2018 were as follows (in thousands):

	December 31, 2018	June 30, 2018
Balance at beginning of year	$4,966	$4,667
Acquisitions and other	(111)	(138)
Warranty expense	2,345	6,248
Warranty claims	(2,488)	(5,811)
Balance at end of period	$4,712	$4,966

10)Debt

Long-term debt is comprised of the following (in thousands):

	December 31, 2018	June 30, 2018
Bank credit agreements	$316,000	$194,000
Total funded debt	316,000	194,000
Issuance Cost	(1,339)	(228)
Total long-term debt	$314,661	$193,772

The Company’s debt payments are due as follows (in thousands):

Fiscal Year	December 31, 2018
2019	$-
2020	-
2021	-
2022	-
2023	-
Thereafter	316,000
Total Debt	316,000
Issuance cost	(1,339)
Debt net of issuance cost	$314,661

Bank Credit Agreements

During the second quarter of fiscal year 2019, the Company entered into a five-year Amended and Restated Credit Agreement (“Credit Facility”, or “facility”).  The facility has a borrowing limit of $500 million which is an increase of $100 million from the prior facility’s $400 million limit.  The facility can be increased by an amount of up to $250 million, in accordance with specified conditions contained in the agreement.  The facility also includes a $10 million sublimit for swing line loans and a $35 million sublimit for letters of credit.

At December 31, 2018, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $7.4 million and had the ability to borrow $176.6 million under the facility.  At December 31, 2018, the carrying value of the current borrowings under the facility approximates fair value.

11) Derivative Financial Instruments

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815); Targeting Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and to make certain targeted improvements to simplify the application of hedge accounting guidance.  Given the improvements made to the application of hedge accounting under the guidance, the Company has decided to early adopt the ASU in the second quarter of fiscal 2019, or on December 1, 2018.  As of the adoption date, the Company had both foreign currency swaps and interest rate swaps which are designated and accounted for as cash flow hedges with no hedge ineffectiveness historically recorded.  As the Company had historically determined its foreign currency exchange contracts and interest rate swaps to be perfectly effective it did not record any hedge ineffectiveness in earnings related to the swaps historically or on the initial application date.  Therefore, there is no cumulative-effect adjustment necessary to apply this change in accounting principle. In addition to the above, the Company reviewed the ASU and identified no other provisions of the standard which would result in a quantitative impact as a result of applying the new guidance.

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

The Company’s effective swap agreements convert the base borrowing rate on $85 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 2.11% at December 31, 2018.  The fair value of the swaps, recognized in accrued expenses and in other comprehensive income, is as follows (in thousands, except percentages):

Effective Date	Notional Amount	Fixed Interest Rate	Maturity	December 31, 2018	June 30, 2018
December 18, 2015	15,000	1.46%	December 19, 2018	-	55
December 19, 2015	10,000	2.01%	December 19, 2019	53	74
May 24, 2017	25,000	1.88%	April 24, 2022	448	764
May 24, 2017	25,000	1.67%	May 24, 2020	302	432
August 6, 2018	25,000	2.83%	August 6, 2023	(454)	-
				$349	$1,325

The Company reported no losses for the three and six months ended December 31, 2018, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as collections from customers and loan payments between subsidiaries.  The Company enters into such contracts for hedging purposes only.  The Company has designated certain of these currency contracts as hedges, and changes in the fair value of these contracts are recognized in other comprehensive income until the hedged items are recognized in earnings.  Hedge ineffectiveness, if any, associated with these contracts will be reported in net income.  At December 31, 2018 and June 30, 2018, the

Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized losses of $(5.9) million and $(2.9) million, respectively, which approximate the unrealized gains and losses on the related loans.  The contracts have maturity dates ranging from 2019-2023, which correspond to the related intercompany loans.  The notional amounts of the Company’s forward contracts, by currency, are as follows:

Currency	December 31, 2018	June 30, 2018
USD	59,786	64,558
Euro	12,150	21,300
Pound Sterling	6,750	6,826
Peso	54,000	54,000
Canadian	20,600	20,600

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

	Asset Derivatives
	December 31, 2018		June 30, 2018
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Other Assets	$803	Other Assets	$1,325
Foreign exchange contracts	Other Assets	-	Other Assets	1,357
		$803		$2,682

	Liability Derivatives
	December 31, 2018		June 30, 2018
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	454	Accrued Liabilities	-
Foreign exchange contracts	Accrued Liabilities	5,853	Accrued Liabilities	4,204
		$6,307		$4,204

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Interest rate swaps	$(1,768)	$131	$(1,371)	$417
Foreign exchange contracts	(2,969)	(2,482)	(3,003)	(1,994)
	$(4,737)	$(2,351)	$(4,374)	$(1,577)

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to Net Income for the periods ended (in thousands):

Details about Accumulated					Affected line item
Other Comprehensive	Three Months Ended		Six Months Ended		in the Unaudited
Income (Loss) Components	December 31,		December 31,		Condensed Statements
	2018	2017	2018	2017	of Operations

Interest rate swaps	$(101)	$913	$(162)	$1,064	Interest expense
Foreign exchange contracts	3,032	-	2,434	-	Interest expense
	$2,931	$913	$2,272	$1,064

12)Retirement Benefits

The Company has defined benefit pension plans covering certain current and former employees both inside and outside of the U.S.  The Company’s pension plan for U.S. employees is frozen for substantially all participants and has been replaced with a defined contribution benefit plan.

As of July 1, 2018, the Company adopted ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This new guidance required the service cost component of net periodic benefit cost to be presented in the same income statement line items as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost are to be stated separately from service cost and outside of operating income. The retrospective adoption this ASU resulted in the reclassification of net benefit costs of $0.1 million and $0.2 million from cost of sales and $0.4 million and $0.8 million from the selling, general, and administrative expenses to other expense non-operating in the Consolidated Statement of Operations for the three and six months ended December 31, 2018 and 2017, respectively. No net benefit costs were recorded in the Company’s Cooking Solutions Group in either fiscal years 2019 or 2018.

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three and six months ended December 31, 2018 and 2017 consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Service cost	$1	$1	$9	$9
Interest cost	2,586	2,520	249	259
Expected return on plan assets	(3,385)	(3,354)	(225)	(235)
Recognized net actuarial loss	1,030	1,145	84	234
Amortization of prior service cost	-	-	-	(9)
Net periodic benefit cost	$232	$312	$117	$258

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Service cost	$2	$2	$17	$18
Interest cost	5,171	5,040	503	514
Expected return on plan assets	(6,771)	(6,707)	(453)	(466)
Recognized net actuarial loss	2,061	2,290	170	463
Amortization of prior service cost	-	-	-	(17)
Net periodic benefit cost	$463	$625	$237	$512

The Company expects to pay $1.3 million in contributions to its defined benefit plans during fiscal 2019.  Contributions of $0.3 million and $0.5 million were made during the three and six months ended December 31, 2018 compared to $0.3 million and $0.5 million during the three and six months ended December 31, 2017, respectively.  Required contributions of $0.8 million will be paid to the Company’s U.K. defined benefit plan during 2019.  The Company also expects to make contributions during the current fiscal year of $0.2 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively.

13)Income Taxes

The Company has been recording estimates for the tax impact related to the Tax Cuts and Jobs Act (“TCJA”) signed into law by President Trump on December 22, 2017 according to Staff Accounting Bulletin No. 118 (“SAB 118”), which permits filers to record provisional amounts during a measurement period ending no later than one year from the date of the Act’s enactment. As of December 31, 2018, the Company is considering the accounting for the tax effects of the enactment of the Act as completed. The Company has recorded a tax benefit of approximately $779 thousand in Q2 for the toll/transition tax related to the TCJA. The Company will be finalizing its tax returns in Q3 and will record any final adjustments as part of the return to provision process. The Company does not expect any material adjustments as it finalizes the tax returns.

The Company's effective tax rate from continuing operations for the second quarter of 2019 was 23.6% compared with 129.0% for the prior year quarter. The effective tax rate in 2018 was higher due to approximately $15 million discrete tax charges related to the US tax reform recorded in the prior year and not in the current year quarter.

The Company's effective tax rate from continuing operations for the six months ended December 31, 2018 was 26.6% compared with 74.2% for the prior year. The effective tax rate for the year to date was higher due to the same discrete tax reform charges that are not recurring in the current year.

14)Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Basic - Average shares outstanding	12,636	12,704	12,667	12,689
Dilutive effect of unvested, restricted stock awards	49	-	70	89
Diluted - Average shares outstanding	12,685	12,704	12,737	12,778

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share.  No options to purchase common stock were excluded as anti-dilutive from the calculation of diluted earnings per share for the three and six months ended December 31, 2018 and 2017, respectively.

Performance stock units of 75,191 and 40,936 for the six months ended December 31, 2018 and 2017, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

15)Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	December 31, 2018	June 30, 2018
Foreign currency translation adjustment	$(30,675)	$(25,013)
Unrealized pension losses, net of tax	(93,171)	(95,112)
Unrealized losses on derivative instruments, net of tax	(2,931)	(1,734)
Total	$(126,777)	$(121,859)

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

•Engraving – provides mold texturizing, slush molding tools, project management and design services, hygiene product tooling, low observation vents for stealth aircraft, and process machinery for a number of industries;

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

•Electronics – manufacturing and selling of electronic components for applications throughout the end-user market spectrum; and

•Hydraulics – manufacturing and selling of single and double-acting telescopic and piston rod hydraulic cylinders

Net sales and income (loss) from continuing operations by segment for the three and six months ended December 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended December 31,
	Net Sales		Income from Operations
	2018	2017	2018	2017
Segment:
Food Service Equipment	$68,653	$73,165	$5,190	$5,968
Engraving	38,485	33,879	6,849	6,958
Engineering Technologies	23,568	21,928	2,061	1,543
Electronics	52,700	46,035	10,376	10,269
Hydraulics	12,116	10,687	1,929	1,517
Restructuring costs			(177)	(1,775)
Corporate			(5,162)	(6,732)
Acquisition-related costs			(859)	(703)
Sub-total	$195,522	$185,694	$20,207	$17,045
Interest expense			(3,123)	(1,793)
Other non-operating expense			(750)	(242)
Income from continuing operations before income taxes			$16,334	$15,010

	Six Months Ended December 31,
	Net Sales		Income from Operations
	2018	2017	2018	2017
Segment:
Food Service Equipment	$140,991	$150,992	$11,857	$14,287
Engraving	74,466	66,708	14,398	14,540
Engineering Technologies	44,351	42,195	3,836	2,724
Electronics	104,150	92,851	23,163	20,552
Hydraulics	24,651	22,090	3,512	3,389
Restructuring costs			(624)	(4,732)
Acquisition-related costs			(1,547)	(1,708)
Corporate			(11,743)	(13,355)
Sub-total	$388,609	$374,836	$42,852	$35,697
Interest expense			(5,368)	(3,514)
Other non-operating expense			(1,015)	(336)
Income from continuing operations before income taxes			$36,469	$31,847

Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Income (loss) from operations by segment excludes interest expense and other non-operating income (expense).

The Company’s identifiable assets at December 31, 2018 and June 30, 2018 are as follows (in thousands):

	December 31, 2018	June 30, 2018
Food Service Equipment	$150,728	$149,743
Engraving	223,209	149,973
Engineering Technologies	143,904	150,150
Electronics	336,562	318,564
Hydraulics	29,970	25,646
Corporate & Other	32,116	23,031
Discontinued Operations	97,563	99,830
Total	$1,014,052	$916,937

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

Prior Year Restructuring Initiatives

During the first two quarters of fiscal year 2018, we incurred restructuring expenses related to three restructuring programs, namely: (1) the realignment of management functions at the Food Service Equipment Group level; (2) headcount reduction and plant realignment with regard to the standard products businesses within Food Service Equipment; and (3) the exit of an unprofitable Engraving business in Brazil.

A summary of charges by initiative is as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2018			December 31, 2018
Fiscal 2019	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$297	$(280)	$17	$297	$70	$367
Prior year initiatives	40	120	160	125	132	257
	$337	$(160)	$177	$422	$202	$624

	Three Months Ended			Six Months Ended
	December 31, 2017			December 31, 2017
Fiscal 2018	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$142	$1,348	$1,490	$1,777	$1,895	$3,672
Prior year initiatives	113	172	285	155	905	1,060
	$255	$1,520	$1,775	$1,932	$2,800	$4,732

Activity in the reserve related to the initiatives is as follows (in thousands):

Current Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2018	$-	$-	$-
Additions and adjustments	297	70	367
Payments	(201)	(20)	(221)
Restructuring liabilities at December 31, 2018	$96	$50	$146

Prior Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2018	$456	$25	$481
Additions and adjustments	125	132	257
Payments	(428)	(124)	(552)
Restructuring liabilities at December 31, 2018	$153	$33	$186

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2018			December 31, 2018
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment	$255	$91	$346	$276	$91	$367
Engraving	20	-	20	67	-	67
Engineering Technologies	-	99	99	17	99	116
Electronics	-	-	-	-	12	12
Corporate	62	(350)	(288)	62	-	62
	$337	$(160)	$177	$422	$202	$624

	Three Months Ended			Six Months Ended
	December 31, 2017			December 31, 2017
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment	$100	$1,031	$1,131	$615	$1,456	$2,071
Engraving	24	249	273	739	343	1,082
Engineering Technologies	113	156	269	154	880	1,034
Electronics	-	57	57	132	84	216
Corporate	18	27	45	292	37	329
	$255	$1,520	$1,775	$1,932	$2,800	$4,732

Restructuring expense is expected to be approximately $1.0 million for the remainder of fiscal year 2019.

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

Overview

We are a leading manufacturer of a variety of products and services for diverse commercial and industrial markets.  We have five reportable segments:  Food Service Equipment, Engraving, Engineering Technologies, Electronics and Hydraulics. Overall management, strategic development and financial control are led by the executive staff at our corporate headquarters located in Salem, New Hampshire. During the first quarter of 2019, the Company decided to divest its Cooking Solutions Group, which consists of three operating segments, in order to focus its financial assets and managerial resources on its higher growth and operating margin businesses. As a result, our ongoing operations now have nine operating business units. The management discussion and analysis set forth below pertains to our on-going operations and excludes results from the Cooking Solutions Group.

Our long-term strategy is to build larger, more profitable industrial platforms through a value creation system that assists management in meeting specific corporate and business unit financial and strategic performance goals in order to create, improve, and enhance shareholder value.  The Standex Value Creation System is a standard methodology which provides consistent tools used throughout the company in order to achieve our organization’s goal of transforming from its historic roots as a holding company to an efficient operating company.  The Standex Value Creation System employs four components: Balanced Performance Plan, Standex Growth Disciplines, Standex Operational Excellence, and Standex Talent Management.  The Balanced Performance Plan process aligns annual goals throughout the business and provides a standard reporting, management and review process.  It is focused on setting and meeting annual and quarterly targets that support our short and long-term goals.  The Standex Growth Disciplines use a set of tools and processes including market maps, growth lane ways, and market tests to identify opportunities to expand the business organically and through acquisitions.  Standex Operational Excellence employs a standard playbook and processes, including LEAN, to eliminate waste and improve profitability, cash flow and customer satisfaction.  Finally, the Standex Talent Management process is an organizational development process that provides training, development, and succession planning for our employees throughout our worldwide organization.  The Standex Value Creation System ties all disciplines in the organization together under a common umbrella by providing standard tools and processes to deliver our business objectives.

It is our objective to grow larger and more profitable business units through both organic initiatives and acquisitions.  We seek to identify and implement organic growth initiatives such as new product development, geographic expansion, introduction of products and technologies into new markets and applications, key accounts and strategic sales channel partners.  Also, we have a long-term objective to create sizable business platforms by adding strategically aligned or “bolt on” acquisitions to strengthen the individual businesses, create both sales and cost synergies with our core business platforms, and accelerate their growth and margin improvement.  We look to create both sales and cost synergies within our core business platforms, accelerate growth and improve margins.  We have a particular focus on identifying and investing in opportunities that complement our products and will increase the global presence and capabilities of our businesses.  From time to time, we have divested, and likely will continue to divest, businesses that we feel are not strategic or do not meet our growth and return expectations.  As part of our ongoing strategy:

During the first quarter of 2019, we announced our decision to divest our Cooking Solutions Group, which consists of three operating segments: Associated American Industries, BKI, and Ultrafryer, in order to focus our financial assets and managerial resources on our remaining portfolio of businesses.  In connection with our divestiture efforts, we have retained an investment bank to assist us with the sale process; in addition, we have sold our minority interest in a European oven manufacturer back to the majority owners.

In September 2018, we acquired New Hampshire-based Regional Mfg. Specialists, Inc. (now named Agile Magnetics, Inc.), a provider of high-reliability magnetics. The addition of Agile Magnetics is an important step forward in building out the high reliability magnetics business of Standex Electronics. As a result of this combination, we have broadened our exposure to several high-growth end-markets and added a valuable manufacturing and sales base in the Northeast. Additionally, we can now offer complementary products from Standex’s broader portfolio to Agile’s customer base. Agile Magnetics products include transformers, inductors and coils for mission critical applications for blue chip OEMs in the semiconductor, military, aerospace, healthcare, and industrial markets. It operates one manufacturing facility in New Hampshire.

In August 2018, we acquired Michigan-based Tenibac-Graphion, Inc. (Tenibac-Graphion), a provider of chemical and laser texturing services. The combination of Tenibac-Graphion and Standex Engraving will expand services available to customers, increase responsiveness to customer demands, and drive innovative approaches to solving customer needs. The combined customer base now has access to the full line of mold and tool services, such as the Architexture design consultancy, Vycon™ part wrapping, chemical and laser engraving, tool finishing, and tool enhancements. Tenibac-Graphion serves automotive, packaging, medical and consumer products customers, and operates three facilities, two in Michigan and one in China.

We acquired Italy-based Piazza Rosa Group (“Piazza Rosa”) in July 2017. The privately held company is a leading provider of mold, tool treatment and finishing services for the automotive and consumer products markets. The combination of these competencies with Standex Engraving’s worldwide presence and texturizing capabilities creates a global tool finishing service leader. The acquisition also opens additional opportunities in the broader surface engineering market. The Piazza Rosa Group’s results are reported within our Engraving segment.

We create “Customer Intimacy” by utilizing the Standex Growth Disciplines to partner with our customers in order to develop and deliver custom solutions or engineered components.  By partnering with our customers during long-term product development cycles, we become an extension of their development teams.  Through this Partner, Solve, Deliver ® methodology, we are able to secure our position as a preferred long-term solution provider for our products and components.  This strategy is designed to result in increased sales and operating margins that enhance shareholder returns.

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

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except percentages)	2018	2017	2018	2017
Net sales	$195,522	$185,694	$388,609	$374,836
Gross profit margin	34.2%	34.1%	35.0%	34.4%
Income from operations	20,207	17,045	42,852	35,697

	Three Months Ended	Six Months Ended
(In thousands)	December 31, 2018	December 31, 2018
Net sales, prior year period	$185,694	$374,836
Components of change in sales:
Organic sales change	2,974	5,033
Effect of acquisitions	9,460	12,736
Effect of exchange rates	(2,606)	(3,996)
Net sales, current period	$195,522	$388,609

Net sales for the second quarter of 2019 increased $9.8 million, or 5.3%, when compared to the prior year period.  Organic sales increased by $3.0 million, or 1.6%, with Engineering Technologies, Electronics, and Hydraulics contributing to the overall increase in the quarter.  Acquisitions also contributed 5.1% to the overall growth in the quarter.  Foreign currency was unfavorable by 1.4%.

Net sales in the six months ended December 31, 2018 increased $13.8 million, or 3.7%, when compared to the prior year.  The increase in net sales was driven by organic growth of $5.0 million, or 1.3%, incremental sales from acquisitions of $12.7 million, or 3.4%, and unfavorable currency of $4.0 million, or 1.1%.  We discuss our outlook for each segment below.

Gross Profit Margin

Our gross margin for the second quarter of 2019 was 34.2% essentially flat with the prior year quarter’s gross margin of 34.1%.

Our gross margin in the six months ended December 31, 2018 was 35.0%, compared to the prior year of 34.4%.  Gross margin increased by 0.6% primarily due to the sales mix of businesses.

Restructuring Charges

We incurred restructuring expenses of $0.2 million for the quarter and $0.6 million for the six month period, primarily related to headcount reductions associated with our Refrigeration Solution Group.

We expect to incur additional restructuring costs approximately $1.0 million throughout the remainder of fiscal year 2019.

Acquisition Related Expenses

We incurred acquisition-related expenses of $0.9 million for the second quarter and $1.5 million for the six months ended December 31, 2018, primarily for deferred compensation earned by the Horizon Scientific seller during the quarter.  The payments are contingent on the seller remaining an employee of the Company and are therefore treated as compensation expense.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) for the second quarter of 2019 were $45.7 million, or 23.4% of sales, compared to $43.8 million, or 23.6% of sales, during the prior year quarter.  SG&A expenses during the quarter were impacted by: i) on-going SG&A expenses related to our recent acquisitions of $1.9 million, ii) an increase in distribution and selling expenses of $0.6 million.

SG&A for the six months ended December 31, 2018 were $91.2 million, or 23.5% of sales, compared to $86.9 million, or 23.2% of sales, during the prior year quarter.  SG&A expenses were impacted by:  i) on-going SG&A expenses related to our recent acquisitions of $2.9 million, ii) an increase in distribution and selling expenses of $1.4 million.

Income from Operations

Income from operations for the second quarter of 2019 was $20.2 million, compared to $17.0 million during the prior year quarter.  The increase of $3.2 million, or 18.6%, is primarily due to higher sales volume as a result of our recent acquisitions, a reduction of restructuring expense, partially offset by increased selling and distribution expenses related to overall increased sales volume.

Income from operations for the six months ended December 31, 2018 was $42.9 million, compared to $35.7 million during the prior year.  The increase of $7.2 million, or 20.0%, is primarily due to higher sales volume, and a lesser amount of restructuring expenses as compared to the prior year.

Interest Expense

Interest expense for the second quarter of 2019 was $3.1 million, compared to $1.8 million during the prior year quarter.  The increase is due to higher borrowings associated with the recent acquisitions in addition to an increase in our effective interest rate of 3.7% as of December 31, 2018, as compared to 2.7% as of December 31, 2017. Interest expense for the six months ended December 31, 2018 and December 31, 2017 were $5.4 million and $3.5 million, respectively.

Income Taxes

The Company has been recording estimates for the tax impact related to the Tax Cuts and Jobs Act (“TCJA”) signed into law by President Trump on December 22, 2017 according to Staff Accounting Bulletin No. 118 (“SAB 118”), which permits filers to record provisional amounts during a measurement period ending no later than one year from the date of the Act’s enactment.  As of December 31, 2018, the Company is considering the accounting for the tax effects of the enactment of the Act as completed. The Company has recorded a tax benefit of approximately $779 thousand in Q2 for the toll/transition tax related to the TCJA. The Company will be finalizing its tax returns in Q3 and will record any final adjustments as part of the return to provision process.  The Company does not expect any material adjustments as it finalizes the tax returns.

The calculation for FY19 annual effective tax rate reflects various changes due to the TCJA such as a federal corporate tax rate of 21%, the repeal of the Sec. 199 manufacturing deduction, new tax provisions under Section 951A (GILTI) and Sec. 250(a) (FDII), and changes to the executive compensation limitation among others. Included in the effective tax rate calculation is also a provision for foreign withholding taxes related to future distributions on expected current year earnings in certain foreign jurisdictions.

The Company's effective tax rate from continuing operations for the second quarter of 2019 was 23.6% compared with 129.0% for the prior year quarter. The effective tax rate in 2018 was higher due to approximately $15 million discrete tax charges related to the US tax reform recorded in the prior period and not in the current year quarter.

The Company's effective tax rate from continuing operations for the six months ended December 31, 2018 was 26.6% compared with 74.2% for the prior year. The effective tax rate for the year to date was higher due to the same discrete tax reform charges that are not recurring in the current year.

Discontinued operations had an adverse impact on the effective tax rate of .9% for the quarter ending December 31, 2018. This is the result of lower taxed income being moved to discontinued operations which put upward pressure on the rate from continuing operations.

The Company is currently under audit by the IRS for the fiscal years ending June 30, 2016 and 2017.

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

	As of December 31, 2018		As of December 31, 2017
	Total Backlog	Backlog under 1 year	Total Backlog	Backlog under 1 year
Food Service Equipment	$30,784	$26,713	$32,517	$28,253
Engraving	17,671	17,662	18,282	18,283
Engineering Technologies	106,948	79,892	93,319	66,157
Electronics	69,858	62,127	65,043	54,508
Hydraulics	17,531	17,531	7,477	7,477
Total	$242,792	$203,925	$216,638	$174,678

Total backlog realizable under one year increased $29.2 million, or 16.7%, to $203.9 million at December 31, 2018 from $174.7 million at December 31, 2017.

Organic backlog under one year increased $23.3 million, or 13.3%, while acquisitions contributed an additional $6.0 million.

Segment Analysis

Food Service Equipment Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2018	2017	Change	2018	2017	Change
Net sales	$ 68,653	$ 73,165	(6.2%)	$ 140,991	$ 150,992	(6.6%)
Income from operations	5,190	5,968	(13.0%)	11,857	14,287	(17.0%)
Operating income margin	7.6%	8.2%		8.4%	9.5%

Net sales for the second quarter of fiscal year 2019 decreased by $4.5 million, or 6.2%, when compared to the prior year.  Refrigeration experienced a soft quarter as market conditions led to weaker sales across most channels including drug retail, and buying groups.  Scientific sales were robust during the quarter as roll outs and store refurbishments at major pharmacy customers led to increased volume.  Our Specialty Solutions sales were essentially flat as compared to prior year.

Income from operations for the second quarter of fiscal year 2019 decreased $0.8 million primarily related to Refrigeration sales volume declines partially offset by the strong performance in Scientific.  We anticipate that market conditions in Refrigeration will remain challenged over the remainder of the fiscal year however, we expect new product introductions in the Scientific business should drive increased sales volume in that portion of the segment.

Net sales for the first six months of fiscal year 2019 decreased by $10.0 million or 6.6% as weakness in the Refrigeration business impacted the year to date results.

Income from operations declined $2.4 million during the six months ended December 31, 2018 also as a result of the sales declines in Refrigeration.

Engraving Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2018	2017	Change	2018	2017	Change
Net sales	$ 38,485	$ 33,879	13.6%	$ 74,466	$ 66,708	11.6%
Income from operations	6,849	6,958	(1.6%)	14,398	14,540	(1.0%)
Operating income margin	17.8%	20.5%		19.3%	21.8%

Net sales for the second quarter of fiscal year 2019 increased by $4.6 million, or 13.6%, when compared to the prior year quarter.  The acquisition of Tenibac in the beginning of fiscal year 2019 generated $6.3 million of additional sales for the quarter. Organic sales declined by $0.2 million and foreign exchange was unfavorable by $1.5 million.  Sales in Asia were adversely impacted by customer reaction to tariffs imposed as a result of the ongoing trade dispute between the US and China.  We anticipate some softness in the third quarter but improvement in the fourth quarter.

Net sales for the six months ended December 31, 2018, increased by $7.8 million, or 11.6%, when compared to the prior year.  The acquisition of Tenibac led to increased sales of $8.9 million.  Organic sales increased by 0.9% for the year.  Foreign exchange negatively impacted sales by $2.4 million for the year to date period. Looking forward, we anticipate that foreign exchange will have a negative impact on operating income in the coming quarter.

Income from operations for the second quarter of fiscal year 2019 decreased by $0.1 million, or -1.6%, when compared to the prior year quarter. The Tenibac acquisition contributed favorably to earnings for the quarter but was offset by outsourcing costs, the cancellation of a key program for an American OEM, and increased investments related to tool finishing and nickel shell.

Income for the six months ended December 31, 2018, decreased $0.1 million, or -1.0%, when compared to the prior year.  Operating income was negatively impacted by purchase accounting expenses of $0.2 million related to the Tenibac acquisition.

Engineering Technologies Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2018	2017	Change	2018	2017	Change
Net sales	$ 23,568	$ 21,928	7.5%	$ 44,351	$ 42,195	5.1%
Income from operations	2,061	1,543	33.6%	3,836	2,724	40.8%
Operating income margin	8.7%	7.0%		8.6%	6.5%

Net sales in the second quarter of fiscal year 2019 increased by $1.6 million, or 7.5%, compared to the prior year quarter.  Sales distribution by market for the quarter was as follows: 47% aviation, 25% space, 16% energy, 6% defense, 5% medical and 1% other markets. Sales in the aviation market were down compared to the prior year due to lower sales to the engine suppliers on the LEAP program and a small volume decrease related to the A320 GTF engine.  Space sales were up $2.0M due to higher volume in the unmanned segment of the market.  Energy sales were up $0.6 million due to higher sales into the project based Oil and Gas segment.

Net sales for the six months ended December 31, 2018, increased by $2.2 million, or 5.1%, when compared to the prior year. Aviation sales increased $0.2 million as volume improvements in the structures segment were partially offset by the lower aircraft engine sales. Total launch vehicle sales were up 7.6% due to an increase in the unmanned satellite segment. Energy related sales were up $1.7 million due to higher volume in the Oil and Gas segment. Our current focus for the second half of the year is to continue to support current delivery schedules on long-term aviation agreements, execute on the Oil & Gas project volumes, and space and defense market development programs.  We expect sales volumes in the third quarter and into the fourth quarter to increase over the volume levels delivered in the first two quarters. The forecasted volume levels in the aviation segment, combined with the booked project based work in the oil & gas and space segment should support the increase.

Income from operations in the second quarter of fiscal year 2019 increased by $0.5 million, or 33.6%, when compared to the prior year quarter.  The increase was a result of higher sales volume, along with contract price adjustments and efficiency improvements in the aviation engine and structures segment.

Income from operations for the six months ended December 31, 2018, increased by $1.1 million, or 40.8%, when compared to the prior year. The increase in operating income was the result higher sales volume, price increases in the Aviation segment, and improvements in manufacturing efficiencies.

Electronics Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2018	2017	Change	2018	2017	Change
Net sales	$ 52,700	$ 46,035	14.5%	$104,150	$ 92,851	12.2%
Income from operations	10,376	10,269	1.0%	23,163	20,552	12.7%
Operating income margin	19.7%	22.3%		22.2%	22.1%

Net sales in the second quarter of fiscal year 2019 increased $6.7 million, or 14.5%, when compared to the prior year quarter.  Organic growth was 9.5% while acquisitions contributed 6.8%. The currency effect decreased sales by $0.8 million, or 1.8%. Sales were higher in all major geographic markets. New sensor, switch and relay applications continued to drive growth especially in the industrial and distribution markets.

Net sales for the six months ended December 31, 2018, increased $11.3 million, or 12.2%, when compared to the prior year.  Sales increased $3.2 million, or 3.4%, due to the Agile Magnetics acquisition. The currency effect decreased sales by $1.2 million, or 1.3%. Organic sales growth was $9.4 million, or 10.1% for the first half when compared to the prior year. Sales in all major geographic areas were higher, again mostly in the industrial and distribution markets.  Looking forward, we are noticing some signs of potential softness in our core markets which we believe are the result of ongoing trade tensions between the US and China.  However, we expect to offset much of this softness with new business opportunities and leads from the recent Electronica trade show.

Income from operations in the second quarter of fiscal year 2019 increased $0.1 million, or 1.0%, when compared to the prior year quarter.  The slight increase in earnings was due to higher sales which were mostly offset by currency impact, inflationary cost increases, particularly metal liquids, and the Agile Magnetics acquisition purchase accounting.

Income from operations for the six months ended December 31, 2018, increased $2.6 million, or 12.7%, when compared to the prior year.  The increase is due to the higher organic and acquisition sales offset by currency impacts, inflationary cost increases, and the Agile Magnetics purchase accounting.

Hydraulics Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2018	2017	Change	2018	2017	Change
Net sales	$12,116	$10,687	13.4%	$24,651	$ 22,090	11.6%
Income from operations	1,929	1,517	27.2%	3,512	3,389	3.6%
Operating income margin	15.9%	14.2%		14.2%	15.3%

Net sales in the second quarter of fiscal year 2019 increased $1.4 million, or 13.4%, when compared to the prior year results. The increase in revenue during the quarter was primarily driven by strong sales to refuse truck and container handler OEM’s in North America as well as strong aftermarket sales into all markets. The new pack eject cylinder for OEM front end loading refuse trucks was a major contributor during the quarter, and we expect this to continue in the future as this product has been well received by the customer base. With a strong market presence in North America, our traditional dump truck and trailer markets also continue to drive top line growth.

Income from operations in the second quarter of fiscal year 2019 increased $0.4 million, or 27.2%, when compared to the same quarter in 2018. The increase is due to higher sales together with cost containment in all areas of the business and increased productivity.

Net sales for the six months ended December 31, 2018, increased $2.6 million, or 11.6%, when compared to the prior year. Similar to the quarter, the increase is due to market share gains in the refuse OEM marketplace and steady growth in the North American dump markets. As we move into the second half of 2019, we anticipate demand in our end markets to remain positive due to construction and infrastructure projects. Additionally, we foresee additional market share gains at the OEM level and distribution aftermarket partners.

Income from operations for the six months ended December 31, 2018, was essentially flat when compared to the prior year. Machine utilization problems in the first quarter caused manufacturing inefficiencies; these issues were remedied by the start of the second quarter.

Corporate and Other

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2018	2017	Change	2018	2017	Change
Income (loss) from operations:
Corporate	$ (5,162)	$ (6,732)	23.3%	$ (11,743)	$ (13,355)	12.1%
Acquisition-related costs	(859)	(703)	(22.2%)	(1,547)	(1,708)	9.4%
Restructuring	(177)	(1,775)	90.0%	(624)	(4,732)	86.8%

Corporate expenses in the second quarter of fiscal year 2019 declined by $1.6 million, or 23.3%, when compared to the prior year quarter primarily due to decreased stock compensation costs and reduced professional service expenses.

Corporate expenses for the six months ended December 31, 2018, decreased by $1.6 million, or 12.1%, when compared to the prior year.  The decrease is primarily due to lower incentive compensation expense and cost containment efforts.

The restructuring and acquisition-related costs have been discussed above in the Company Overview.

Liquidity and Capital Resources

At December 31, 2018, our total cash balance was $118.2 million, of which $107.1 million was held by foreign subsidiaries.  The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Net cash provided by continuing operating activities for the six months ended December 31, 2018, was $13.9 million compared to net cash provided by continuing operating activities of $24.9 million in the prior year.  We generated $43.4 million from income statement activities and used $15.7 million of cash to fund working capital increases.  Cash flow used in investing activities for the six months ended December 31, 2018, totaled $109.9 million.  Uses of investing cash consisted primarily of capital expenditures of $16.2 million and $96.8 million for the acquisition of Agile and Tenibac along an earnout payment due to the Piazza Rosa seller.  These uses of investing cash were partially offset by $3.1 million from net proceeds of the sale of assets.  In connection with the building sale, we have leased a new Engraving facility more suited to our operational needs.  Cash inflows provided by financing activities for the six months ended December 31, 2018 were $98.8 million and included net borrowings of $122.0 million, cash paid for dividends of $4.8 million and stock repurchases of $19.1 million.

During the second quarter of fiscal year 2019, the Company entered into a five-year Amended and Restated Credit Agreement (“credit agreement”, or “facility”).  The facility has a borrowing limit of $500 which is an increase of $100 million from the prior facility’s $400 million limit.  The facility can be increased by an amount of up to $250 million, in accordance with specified conditions contained in the agreement.  The facility also includes a $10 million sublimit for swing line loans and a $35 million sublimit for letters of credit.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of December 31, 2018, the Company has used $7.4 million against the letter of credit sub-facility and had the ability to borrow $176.6 million under the facility based on our current trailing twelve-month EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1, an improvement over the interest coverage ratio of 3.0:1 permitted under the previous agreement.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to the lower of $20.0 million or 10% of EBITDA, an increase from the prior agreement’s $7.5 million cap on restructuring expenses.  The new facility continues to allow unlimited non-cash charges including purchase accounting and goodwill adjustments.  At December 31, 2018, the Company’s Interest Coverage Ratio was 10.22:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1. Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period.  At December 31, 2018, the Company’s Leverage Ratio was 2.08:1.

As of December 31, 2018, we had borrowings under our facility of $316.0 million and the effective rate of interest for outstanding borrowings under the facility was 3.7%.  Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect 2019 capital spending to be between $35.0 and $36.0 million which includes amounts not spent in 2018 and includes $0.8 million for our recent acquisitions.  We also expect that depreciation and amortization expense will be between $22.0 and $23.0 million and $8.5 and $9.5 million, respectively.

In order to manage our interest rate exposure, we are party to $85.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 2.11%.

The following table sets forth our capitalization at December 31, 2018 and June 30, 2018:

(In thousands)	December 31, 2018	June 30, 2018
Long-term debt	$314,661	$193,772
Less cash and cash equivalents	118,174	109,602
Net debt	196,487	84,170
Stockholders' equity	452,826	450,795
Total capitalization	$649,313	$534,965

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $173.9 million at December 31, 2018, as compared to $191.0 million at the most recent measurement date, which occurred as of June 30, 2018.  The next measurement date to determine plan assets and benefit obligations will be on June 30, 2019.

The Company expects to pay $1.3 million in contributions to its defined benefit plans during fiscal 2019.  Contributions of $0.3 million and $0.5 million were made during the three and six months ended December 31, 2018 compared to $0.3 million and $0.5 million during the three and six months ended December 31, 2017, respectively.  Required contributions of $0.8 million will be paid to the Company’s U.K. defined benefit plan during 2019.  The Company also expects to make contributions during the current fiscal year of $0.2 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively.

Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for five retired executives.  Current executives and new hires are not eligible for this program.  At December 31, 2018, the underlying policies had a cash surrender value of $17.6 million and are reported net of loans of $8.6 million for which we have the legal right of offset, these amounts are reported net on our balance sheet.

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

Employee Relations – The Company has labor agreements with four union locals in the United States and several European employees belong to European trade unions.  None of the union contracts in the U.S. will expire during fiscal 2019.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  Our overall transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  In the six months ended December 31, 2018, net sales to external customers in our consolidated sales not transacted in functional currency were 3.4%.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend payments, loan payments, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At December 31, 2018, the fair value, in the aggregate, of the Company’s open foreign exchange contracts was a liability of $5.9 million.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at December 31, 2018, would not result in a material change in our operations, financial position, or cash flows.  We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we will use interest rate swap agreements to modify our exposure to interest rate movements.  The Company’s currently effective swap agreements convert our base borrowing rate on $85.0 million of debt due under our Credit Agreement from a variable rate equal to LIBOR to a weighted average rate of 2.11% at December 31, 2018.

The Company’s effective rate on variable-rate borrowings, including the impact of interest rate swaps, under the revolving credit agreement increased from 3.29% at June 30, 2018 to 3.7% at December 31, 2018.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of December 31, 2018, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition.  As discussed in Note 2 to the consolidated financial statements contained in this Report, the Company acquired all of the outstanding stock of Agile Magnetics, Inc. and Tenibac-Graphion, Inc. during the last year.  These acquisitions represent approximately 4.8% and 3.1% of the Company's consolidated continuing operations revenue for the three and six months ended December 31, 2018, respectively, and approximately 9.7% of the Company's consolidated assets at December 31, 2018.  Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2018 excludes any evaluation of the internal control over financial reporting of Agile Magnetics, Inc. and Tenibac-Graphion Inc.

There was no change in the Company's internal control over financial reporting during the quarterly period ended December 31, 2018 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended December 31, 2018
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - October 31, 2018	2,951	$ 108.56	2,951	$ 85,916,651

November 1 – November 30, 2018	219,277	$ 80.56	219,277	68,251,696

December 1 – December 31, 2018	4,332	$ 72.32	4,332	67,938,406

Total	226,560	$ 80.77	226,560	$ 67,938,406

(1)The Company has a Stock Buyback Program (the “Program”) which was originally announced on January 30, 1985 and most recently amended on April 26, 2016.  Under the Program, the Company was authorized to repurchase up to an aggregate of $100 million of its shares.  Under the program, purchases may be made from time to time on the open market, including through 10b5-1 trading plans, or through privately negotiated transactions, block transactions, or other techniques in accordance with prevailing market conditions and the requirements of the Securities and Exchange Commission. The Board’s authorization is open-ended and does not establish a timeframe for the purchases. The Company is not obligated to acquire a particular number of shares, and the program may be discontinued at any time at the Company’s discretion.

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

STANDEX INTERNATIONAL CORPORATION

Date:	January 31, 2019	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	January 31, 2019	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer/Assistant Treasurer