Form 10-Q
period 2019-04-29
STANDEX INTERNATIONAL CORP/DE/
filed 2019-04-30
CIK 310354

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES [X]     NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).             YES [X]     NO [  ]

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

The number of shares of Registrant's Common Stock outstanding on April 27, 2019 was 12,651,101.

STANDEX INTERNATIONAL CORPORATION

INDEX

Page No.

PART I.

FINANCIAL INFORMATION:

Item 1.

Condensed Consolidated Balance Sheets as of

March 31, 2019 (unaudited) and June 30, 2018

2

Condensed Consolidated Statements of Operations for the

Three and Nine Months Ended March 31, 2019 and 2018 (unaudited)

3

Condensed Consolidated Statements of Comprehensive Income for the

Three and Nine Months Ended March 31, 2019 and 2018 (unaudited)

4

Condensed Consolidated Statement of Stockholders’ Equity for the Three

and Nine Months Ended March 31, 2019 and 2018 (unaudited)

5

Condensed Consolidated Statements of Cash Flows for the

Nine Months Ended March 31, 2019 and 2018 (unaudited)

7

Notes to Unaudited Condensed Consolidated Financial Statements

8

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

30

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

42

Item 4.

Controls and Procedures

43

PART II.

OTHER INFORMATION:

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

44

Item 6.

Exhibits

44

PART I. FINANCIAL INFORMATION
ITEM 1

STANDEX INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets

(In thousands, except per share data)	March 31, 2019 (unaudited)	June 30, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$96,041	$109,602
Accounts receivable, net of reserve for doubtful accounts of	115,782	119,783
$1,777 and $2,184 at March 31, 2019 and June 30, 2018
Inventories	103,383	104,300
Prepaid expenses and other current assets	27,115	10,255
Income taxes receivable	3,320	2,348
Current assets- Discontinued Operations	106,863	37,671
Total current assets	452,504	383,959
Property, plant, and equipment, net	139,432	136,934
Intangible assets, net	111,505	84,938
Goodwill	260,443	211,751
Deferred tax asset	9,645	7,447
Other non-current assets	29,812	29,749
Long-term assets-Discontinued Operations	-	62,159
Total non-current assets	550,837	532,978
Total assets	$1,003,341	$916,937

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$61,358	$78,947
Accrued liabilities	61,147	57,679
Income taxes payable	4,762	6,050
Current liabilities-Discontinued Operations	2,561	18,665
Total current liabilities	129,828	161,341
Long-term debt	291,725	193,772
Accrued pension and other non-current liabilities	102,171	110,979
Non-current liabilities-Discontinued Operations	-	50
Total non-current liabilities	393,896	304,801
Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000
shares authorized, 27,984,278 issued, 12,531,735 and
12,705,562 outstanding at March 31, 2019 and June 30, 2018	41,976	41,976
Additional paid-in capital	63,774	61,328
Retained earnings	808,417	761,430
Accumulated other comprehensive loss	(124,417)	(121,859)
Treasury shares: 15,452,543 shares at March 31, 2019
and 15,278,716 shares at June 30, 2018	(310,133)	(292,080)
Total stockholders' equity	479,617	450,795
Total liabilities and stockholders' equity	$1,003,341	$916,937

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2019	2018	2019	2018
Net sales	$193,771	$192,147	$582,380	$566,982
Cost of sales	131,981	126,035	384,402	371,882
Gross profit	61,790	66,112	197,978	195,100
Selling, general, and administrative expenses	45,390	44,979	136,555	131,830
Acquisition related costs	805	1,254	2,352	2,962
Restructuring costs	549	1,060	1,173	5,792
Total operating expenses	46,744	47,293	140,080	140,584
Income from operations	15,046	18,819	57,898	54,516
Interest expense	(3,230)	(2,286)	(8,598)	(5,800)
Other non-operating expense, net	(679)	(1,014)	(1,694)	(1,350)
Income from continuing operations before income taxes	11,137	15,519	47,606	47,366
Provision for income taxes	3,833	3,696	13,535	27,312
Net income from continuing operations	7,304	11,823	34,071	20,054
Income (loss) from discontinued operations, net of income taxes	18,965	977	21,450	3,940
Net income	$26,269	$12,800	$55,521	$23,994

Basic earnings per share:
Continuing operations	$0.58	$0.93	$2.70	$1.58
Discontinued operations	1.51	0.08	1.70	0.31
Total	$2.09	$1.01	$4.40	$1.89
Diluted earnings per share:
Continuing operations	$0.58	$0.92	$2.69	$1.57
Discontinued operations	1.51	0.08	1.69	0.31
Total	$2.09	$1.00	$4.38	$1.88

Cash dividends per share	$0.20	$0.18	$0.58	$0.52

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2019	2018	2019	2018
Net income	$26,269	$12,800	$55,521	$23,994
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$(30)	$(285)	$250	$(623)
Amortization of unrecognized costs	1,116	1,378	3,347	4,114
Derivative instruments:
Change in unrealized gains (losses)	1449	(316)	(2,226)	(1,893)
Amortization of unrealized gains and into interest expense	(506)	2,363	1,767	3,427
Foreign currency translation gains (losses)	410	11,694	(5,252)	14,148
Other comprehensive income (loss) before tax	$2,439	$14,834	$(2,114)	$19,173

Income tax provision (benefit):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$1	$(348)	$(25)	$129
Amortization of unrecognized costs	(273)	(329)	(818)	(1,134)
Derivative instruments:
Change in unrealized gains and (losses)	172	(127)	338	(231)
Amortization of unrealized (losses) into interest expense	21	(7)	61	(51)
Income tax provision (benefit) to other comprehensive income (loss)	$(79)	$(811)	$(444)	$(1,287)

Other comprehensive gain (loss), net of tax	2,360	14,023	(2,558)	17,886
Comprehensive income	$28,629	$26,823	$52,963	$41,880

See notes to unaudited condensed consolidated financial statements

Consolidated Statements of Stockholders' Equity

Standex International Corporation and Subsidiaries				Accumulated
				Other	Treasury Stock
For the Nine month period ended March 31, 2019 (in thousands, except as specified)	Common Stock	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shares	Amount	Total Stockholders’ Equity
Balance, June 30, 2018	$41,976	$61,328	$761,430	$(121,859)	15,279	$(292,080)	$450,795
Stock issued for employee stock option and purchase plans, including related income tax benefit and other		(234)			(62)	1,186	952
Stock-based compensation		2,680					2,680
Treasury stock acquired					236	(19,239)	(19,239)
Adoption of ASC 606			(1,106)				(1,106)
Comprehensive income:
Net Income			55,521				55,521
Foreign currency translation adjustment				(5,252)			(5,252)
Pension and OPEB adjustments, net of tax of $0.8 million				2,754			2,754
Change in fair value of derivatives, net of tax of $0.4 million				(60)			(60)
Dividends declared ($0.58 per share)			(7,428)				(7,428)
Balance, March 31, 2019	$41,976	$63,774	$808,417	$(124,417)	15,453	$(310,133)	$479,617
For the Nine month period ended March 31, 2018 (in thousands, except as specified)
Balance, June 30, 2017	$41,976	$56,783	$716,605	$(115,938)	15,322	$(290,762)	$408,664
Stock issued for employee stock option and purchase plans, including related income tax benefit and other		(533)			(69)	1,301	768
Stock-based compensation		3,781					3,781
Treasury stock acquired					21	(2,008)	(2,008)
Adoption of ASU 2018-02			17,215	(17,215)			-
Comprehensive income:
Net Income			23,994				23,994
Foreign currency translation adjustment				14,148			14,148
Pension and OPEB adjustments, net of tax of $0.9 million				2,486			2,486
Change in fair value of derivatives, net of tax of $0.3 million				1,252			1,252
Dividends declared ($0.52 per share)			(6,678)				(6,678)
Balance, March 31, 2018	$41,976	$60,031	$751,136	$(115,267)	15,274	$(291,469)	$446,407

Consolidated Statements of Stockholders' Equity

Standex International Corporation and Subsidiaries				Accumulated
				Other	Treasury Stock
For the Three month period ended March 31, 2019 (in thousands, except as specified)	Common Stock	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shares	Amount	Total Stockholders’ Equity
Balance, December 31, 2018	$41,976	$63,024	$784,687	$(126,777)	15,454	$(310,084)	$452,826
Stock issued for employee stock option and purchase plans, including related income tax benefit and other		99			(2)	55	154
Stock-based compensation		651					651
Treasury stock acquired					1	(104)	(104)
Adoption of ASC 606
Comprehensive income:
Net Income			26,269				26,269
Foreign currency translation adjustment				410			410
Pension and OPEB adjustments, net of tax of $0.3 million				813			813
Change in fair value of derivatives, net of tax of $0.2 million				1,137			1,137
Dividends declared ($0.20 per share)			(2,539)				(2,539)
Balance, March 31, 2019	$41,976	$63,774	$808,417	$(124,417)	15,453	$(310,133)	$479,617

Balance, December 31, 2017	$41,976	$59,016	$723,435	$(112,075)	15,275	$(291,420)	$420,932
Stock issued for employee stock option and purchase plans, including related income tax benefit and other		116			(2)	34	150
Stock-based compensation		899					899
Treasury stock acquired					1	(83)	(83)
Adoption of ASU 2018-02			17,215	(17,215)			-
Comprehensive income:
Net Income			12,800				12,800
Foreign currency translation adjustment				11,694			11,694
Pension and OPEB adjustments, net of tax of $0.3 million				416			416
Change in fair value of derivatives, net of tax of $0.2 million				1,913			1,913
Dividends declared ($0.18 per share)			(2,314)				(2,314)
Balance, March 31, 2018	$41,976	$60,031	$751,136	$(115,267)	15,274	$(291,469)	$446,407

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31,
(In thousands)	2019	2018
Cash flows from operating activities
Net income	$55,521	$23,994
Income from discontinued operations	21,450	3,940
Income from continuing operations	34,071	20,054
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,794	19,632
Stock-based compensation	2,680	3,775
Non-cash portion of restructuring charge	(81)	(1,187)
Deferred repatriation tax	-	11,465
Disposal of real estate and equipment	-	(433)
Contributions to defined benefit plans	(751)	(808)
Net changes in operating assets and liabilities	(33,753)	(25,608)
Net cash provided by operating activities - continuing operations	24,960	26,890
Net cash (used in) operating activities - discontinued operations	617	1,829
Net cash provided by operating activities	25,577	28,719
Cash flows from investing activities
Expenditures for property, plant, and equipment	(17,844)	(20,207)
Expenditures for acquisitions, net of cash acquired	(96,768)	(10,397)
Proceeds from life insurance policies	-	2,217
Proceeds from sales of real estate and equipment	2,898	1,949
Other investing activity	(377)	(397)
Net cash provided by (used in) investing activities- continuing operations	(112,091)	(26,835)
Net cash provided by (used in) investing activities- discontinued operations	2,925	(1,184)
Net cash provided by (used in) investing activities	(109,166)	(28,019)
Cash flows from financing activities
Borrowings on revolving credit facility	206,650	134,500
Payments of revolving credit facility	(107,650)	(124,788)
Contingent consideration payment	(910)	-
Activity under share-based payment plans	952	774
Purchases of treasury stock	(19,239)	(2,007)
Cash dividends paid	(7,331)	(6,600)
Net cash provided by financing activities	72,472	1,879
Effect of exchange rate changes on cash and cash equivalents	(2,444)	5,179
Net change in cash and cash equivalents	(13,561)	7,758
Cash and cash equivalents at beginning of year	109,602	88,566
Cash and cash equivalents at end of period	$96,041	$96,324

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$7,574	$4,518
Income taxes, net of refunds	$8,027	$17,720

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)

Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations and changes in stockholder’s equity for the three and nine months ended March 31, 2019 and 2018, the cash flows for the nine months ended March 31, 2019 and 2018 and the financial position of Standex International Corporation (“Standex”, the “Company”, “we”, “us”, or “our”), at March 31, 2019.  The interim results are not necessarily indicative of results for a full year.  The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.  The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2018.  The condensed consolidated balance sheet at June 30, 2018 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2018.  Certain prior period amounts have been reclassified to conform to the current period presentation.  Unless otherwise noted, references to years are to the Company’s fiscal years.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements.  In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) Targeted Improvements”.  The updated guidance provides an optional transition method, which allows for the application of the standard as of the adoption date with no restatement of prior period amounts.  We plan to adopt the standard on July 1, 2019 under the optional transition method described above.  We have selected a lease accounting software package and are completing the accumulation of existing lease data as well as assessing the impact that the new standard will have on our Consolidated Financial Statements, which will consist primarily of a balance sheet gross up of our operating leases to show equal and offsetting lease assets and lease liabilities.  Due to the materiality of the underlying leases subject to the new guidance, we anticipate the adoption will have a material impact on the Company’s consolidated financial statements, however we are unable to quantify that effect until our analysis is complete.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test.  Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.  ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity's testing of reporting units for goodwill impairment.  It further clarifies that an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The Company is currently assessing the potential impact of the adoption of ASU 2017-04 on our goodwill impairment testing procedures and our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), Targeting Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and to make certain targeted improvements to simplify the application of hedge accounting guidance.  The new guidance requires additional disclosures including cumulative basis adjustments for fair value hedges and the effect of hedging on individual income statement line items along with providing new alternatives for applying hedge accounting to additional hedging strategies and measuring the hedged item in fair value hedges of interest rate risk.  This guidance is effective for fiscal years beginning after December 15, 2018 (fiscal 2020 for the Company), and interim periods within those fiscal years.  The amendment is to be applied prospectively.  Given the improvements made to the application of hedge accounting under the guidance, the Company decided to early adopt the ASU during the second quarter of fiscal year 2019.

2)

Acquisitions

The Company’s recent acquisitions are strategically significant to the future growth prospects of the Company.  At the time of the acquisition and March 31, 2019, the Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

Agile Magnetics

On the last business day of the first quarter of fiscal year 2019, the Company acquired Regional Mfg. Specialists, Inc. (now named Agile Magnetics).  The New Hampshire based, privately held company is a provider of high-reliability magnetics to customers in the semiconductor, military, aerospace, healthcare, and general industrial industries.  The Company has included the results of Agile in its Electronics segment in the condensed consolidated financial statements.

The Company paid $39.2 million in cash for all of the issued and outstanding equity interests of Agile.  The preliminary purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on a preliminary estimate of their fair values on the closing date.  The Company has commenced a formal valuation of the acquired assets and liabilities and has updated the preliminary intangible asset based on the preliminary valuation results.  Goodwill recorded from this transaction is attributable to expanded capabilities of the combined organization which will allow for improved responsiveness to customer demands via a larger pool of engineering resources and local manufacturing.

Intangible assets of $18.2 million are preliminarily recorded, consisting of $14.3 million of customer relationships, $3.8 million for trademarks, and $0.1 million for a non-compete arrangement.  The goodwill of $15.6 million preliminarily recorded in connection with the transaction is deductible for income tax purposes.  The Company’s assigned fair values are preliminary as of March 31, 2019 until such time as the valuation can be finalized.

The components of the fair value of the Agile acquisition, including the preliminary allocation of the purchase price at March 31, 2019, are as follows (in thousands):

	Preliminary Allocation September 30, 2018	Adjustments	Adjusted Allocation March 31, 2019
Fair value of business combination:
Cash payments	$39,194	-	39,194
Less, cash acquired	(1)	-	(1)
Total	$39,193	-	39,193

	Preliminary Allocation September 30, 2018	Adjustments	Adjusted Allocation March 31, 2019
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$1,928	(35)	1,893
Inventories	2,506	268	2,774
Customer Backlog	-	220	220
Property, plant, & equipment	1,318	(348)	970
Identifiable intangible assets	13,718	4,432	18,150
Goodwill	20,142	(4,528)	15,614
Liabilities assumed	(419)	(9)	(428)
Total	$39,193	-	39,193

Tenibac-Graphion Inc.

During August of fiscal year 2019, the Company acquired Tenibac-Graphion Inc. (“Tenibac”).  The Michigan based privately held company is a provider of chemical and laser texturing services for the automotive, medical, packaging, and consumer products markets.  The Company has included the results of Tenibac in its Engraving segment in the condensed consolidated financial statements.

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

Intangible assets of $16.9 million are preliminarily recorded, consisting of $11.3 million of customer relationships to be amortized over a period of nine years, $4.2 million for trademarks, and $1.4 million of other intangibles assets.  The Company’s assigned fair values are preliminary as of March 31, 2019 until reviewed closing financial statements, including U.S. 338(h)10 elections, can be prepared by an independent accountant and agreed to by both parties as required by the stock purchase agreement.  The goodwill of $33.8 million created by the transaction is deductible for income tax purposes.

The components of the fair value of the Tenibac acquisition, including the preliminary allocation of the purchase price at March 31, 2019, are as follows (in thousands):

	Preliminary Allocation September 30, 2018	Adjustments	Adjusted Allocation March 31, 2019
Fair value of business combination:
Cash payments	$57,284	-	57,284
Less cash acquired	(558)	-	(558)
Total	$56,726	-	56,726

	Preliminary Allocation September 30, 2018	Adjustments	Adjusted Allocation March 31, 2019
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$5,023	(1,245)	3,778
Inventories	324	-	324
Customer backlog	1,000	(800)	200
Property, plant, & equipment	2,490	510	3,000
Identifiable intangible assets	15,960	944	16,904
Goodwill	32,949	830	33,779
Liabilities assumed	(1,020)	(239)	(1,259)
Total	$56,726	-	56,726

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

Intangible assets of $4.1 million were preliminarily recorded, consisting of $2.3 million of customer relationships to be amortized over a period of eight years, $1.6 million for trademarks, and $0.2 million of other intangibles assets.  The Company finalized its purchase accounting for this acquisition in the first quarter of fiscal year 2019 and reduced the identifiable intangible asset estimate by $0.6 million at that time.  The goodwill of $7.1 million created by the transaction is not deductible for income tax purposes.

The components of the fair value of the Piazza Rosa Group acquisition, including the final allocation of the purchase price are as follows (in thousands):

	Preliminary Allocation
	September 30, 2017	Adjustments	Final Allocation
Fair value of business combination:
Total cash consideration	$10,056	$-	$10,056
Fair value of contingent consideration	-	2,617	2,617
Total	$10,056	$2,617	$12,673
	Preliminary Allocation September 30, 2017	Adjustments	Final Allocation
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$2,678	$1,664	$4,342
Inventories	637	(2)	635
Property, plant, and equipment	5,005	558	5,563
Identifiable intangible assets	4,087	(615)	3,472
Goodwill	6,218	858	7,076
Liabilities assumed	(7,387)	-	(7,387)
Deferred taxes	(1,182)	154	(1,028)
Total	$10,056	$2,617	$12,673

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

Deferred compensation costs relate to payments due to the Horizon Scientific seller of $3.0 million on the second anniversary and $5.6 million on the third anniversary of the closing date of the purchase.  For the three and nine months ended March 31, 2019 we recorded deferred compensation costs of $0.7 million and $2.1 million respectively related to estimated deferred compensation earned by the Horizon Scientific seller to date which are nearly equal to the amounts recorded during the same periods in fiscal year 2018.  The payments are contingent on the seller remaining an employee of the Company, with limited exceptions, at each anniversary date.

Acquisition related costs consist of miscellaneous professional service fees and expenses for our recent acquisitions.

The components of acquisition-related costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Deferred compensation arrangements	$703	$702	$2,107	$2,108
Other acquisition-related costs	102	552	245	854
Total	$805	$1,254	$2,352	$2,962

3)

Revenue From Contracts With Customers

Effective July 1, 2018, the Company adopted the new accounting standard, ASU No. 2014-09, “Revenue from Contracts with Customers” (ASC 606) using the modified retrospective method to contracts that were not completed as of June 30, 2018.  We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings, whereby the cumulative impact of all prior periods is recorded in retained earnings or other impacted balance sheet line items upon adoption.  The comparative information has not been adjusted and continues to be reported under ASC 605.  The impact on the Company’s consolidated income statements, balance sheets, equity or cash flows as of the adoption date as a result of applying ASC 606 have been reflected within those respective financial statements.

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

The following tables reconcile the balances as presented as of and for the three and nine months ended March 31, 2019 exclusive of the cumulative effect adjustment presented above to the balances prior to the adjustments made to implement the new revenue recognition standard for the same period (in thousands):

	Three Months Ended March 31, 2019
	As Presented	Impact of ASC 606	Balances Without adoption of ASC 606
Net sales	$193,771	$(3,324)	$190,447
Cost of sales	131,981	(2,460)	129,521
Gross profit	61,790	(864)	60,926
Provision for income taxes	3,833	(250)	3,583
Income from continuing operations	7,304	(614)	6,690
Income (loss) from discontinued operations, net of income taxes	18,965	-	18,965
Net income (loss)	$26,269	$(614)	$25,655
	Nine Months Ended March 31, 2019
	As Presented	Impact of ASC 606	Balances Without adoption of ASC 606
Net sales	$582,380	$(9,179)	$573,201
Cost of sales	384,402	(7,742)	376,660
Gross profit	197,978	(1,437)	196,541
Provision for income taxes	13,535	(416)	13,119
Income from continuing operations	34,071	(1,021)	33,050
Income (loss) from discontinued operations, net of income taxes	21,450	195	21,645
Net income (loss)	$55,521	$(826)	$54,695

As of March 31, 2019	As Presented	Impact of ASC 606	Balances Without adoption of ASC 606
ASSETS
Prepaid Expenses	$27,115	$(10,407)	$16,708
Inventories	103,383	7,742	111,125

LIABILITIES
Income taxes payable	4,762	84	4,846
Retained earnings	808,417	402	808,819

Disaggregation of Revenue from Contracts with Customers

The following table presents revenue disaggregated by product line and segment (in thousands):

	Three Months Ended
Revenue by Product Line	March 31, 2019	March 31, 2018
Refrigeration	$46,883	$52,245
Merchandising & Display	7,662	8,814
Pumps	9,321	9,822
Total Food Service Equipment	63,866	70,881

Engraving Services	34,505	30,375
Engraving Products	2,630	3,374
Total Engraving	37,135	33,749

Engineering Technologies Components	27,467	23,426

Electronics	50,197	51,213

Hydraulics Cylinders and System	15,106	12,878

Total Revenue by Product Line	$193,771	$192,147

The following table presents revenue disaggregated by product line and segment (in thousands):

	Nine Months Ended
Revenue by Product Line	March 31, 2019	March 31, 2018
Refrigeration	$153,955	168,562
Merchandising & Display	25,638	25,720
Pumps	25,262	27,571
Total Food Service Equipment	204,855	221,853

Engraving Services	104,159	90,499
Engraving Products	7,443	9,958
Total Engraving	111,602	100,457

Engineering Technologies Components	71,818	65,621

Electronics	154,347	144,082

Hydraulics Cylinders and System	39,758	34,969

Total Revenue by Product Line	$582,380	566,982

The following table presents revenue from continuing operations disaggregated by geography based on company’s locations (in thousands):

	Three Months Ended	Nine Months Ended
Net sales	March 31, 2019	March 31, 2019
United States	$126,910	381,615
Asia Pacific	25,608	81,649
EMEA (1)	37,271	105,775
Other Americas	3,982	13,341
Total	$193,771	582,380

(1)  EMEA consists primarily of Europe, Middle East and S. Africa.

The following table presents revenue from continuing operations disaggregated by timing of recognition (in thousands):

Timing of Revenue Recognition	Three Months Ended
	March 31, 2019	March 31, 2018
Products and services transferred at a point in time	$184,950	$187,970
Products transferred over time	8,821	4,177
Net Sales	$193,771	$192,147

Timing of Revenue Recognition	Nine Months Ended
	March 31, 2019	March 31, 2018
Products and services transferred at a point in time	$360,948	$555,923
Products transferred over time	21,432	11,059
Net Sales	$582,380	$566,982

Contract Balances

Contract assets represent sales recognized in excess of billings related to work completed but not yet shipped for which revenue is recognized over time.  Contract assets are recorded as accounts receivable.

Contract liabilities are customer deposits for which revenue has not been recognized.  Current contract liabilities are recorded as accrued expenses.

The following table provides information about contract assets and liability balances as of March 31, 2019 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine months ended March 31, 2019
Contract assets:
Accounts receivable	$ 5,655	$ 23,500	$ 24,844	$ 4,311
Unbilled services	5,904	13,708	8,938	10,674
Contract liabilities:
Customer deposits	2,552	4,612	1,881	5,283

During the three and nine months ended March 31, 2019, we recognized the following revenue as a result of changes in the contract liability balances (in thousands):

Revenue recognized in the period from:	March 31, 2019
	Three months ended	Nine months ended
Amounts included in the contract liability balance at the beginning of the period	$1,378	$1,881

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

There were no transfers of assets or liabilities between any levels of the fair value measurement hierarchy at March 31, 2019 and June 30, 2018.  The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

Items presented at fair value at March 31, 2019 and June 30, 2018 consisted of the following (in thousands):

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,485	$2,485	$-	$-
Interest rate swaps	455	-	455	-
Net investment hedge	2,170	-	2,170	-

Liabilities
Foreign exchange contracts	$3,732	$-	$3,732	$-
Interest rate swaps	721	-	721	-
Contingent acquisition payments (a)	5,730	-	-	5,730
Net investment hedge	2,264	-	2,264	-

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,362	$2,362	$-	$-
Foreign exchange contracts	1,357	-	1,357	-
Interest rate swaps	1,325	-	1,325	-

Liabilities
Foreign exchange contracts	$4,204	$-	$4,204	$-
Contingent acquisition payments (a)	7,535	-	-	7,535

(a)  The fair value of our contingent consideration arrangement is determined based on our evaluation as to the probability and amount of any deferred compensation that has been earned to date.

Our financial liabilities based upon Level 3 inputs consist of contingent consideration arrangements relating to our acquisitions of Horizon Scientific and Piazza Rosa.  We are contractually obligated to pay contingent consideration payments in connection with the Horizon Scientific acquisition based on the criteria of continued employment of the seller on the second and third anniversary of the closing date of the acquisition.  We are contractually obligated to pay contingent consideration payments in connection with the Piazza Rosa acquisition based on the achievement of certain revenue targets during each of the first three years following acquisition.  Piazza Rosa exceeded the defined revenue targets during the first year and a payment was made to the Piazza Rosa sellers during the first quarter of fiscal 2019.  The seller of Horizon remained employed on the second anniversary of the closing date and a payment was made to the seller in the second quarter of fiscal 2019.  We will update our assumptions each reporting period based on new developments and record such amounts at fair value based on the revised assumptions until the consideration is paid.  As of March 31, 2019, neither the range of outcomes nor the assumptions used to develop the estimate had changed.

5)

Discontinued Operations

In pursuing our business strategy, the Company continues to divest certain businesses and record activities of these businesses as discontinued operations.

During the first quarter of 2019, in order to focus its financial assets and managerial resources on its remaining portfolio of businesses, the Company decided to divest its Cooking Solutions Group, which consisted of three operating segments and a minority interest investment.  In connection with the divestiture, during the second quarter of 2019, the Company sold its minority interest investment to the majority shareholders.  During the third quarter of fiscal 2019, the Company entered into a definitive agreement to sell the three operating segments to the Middleby Corporation for a cash purchase price of $105 million, subject to post-closing adjustments and various transaction fees.

The transaction closed on March 31, 2019 and resulted in a pre-tax gain of $20.5 million less related transaction expenses of $4.4 million.  The Company reported a tax benefit related to the sale due to the write-off of deferred tax liabilities related to the Cooking Solutions Group.  Because the transaction closed on a non-business day, cash proceeds related to the sale were not received until the next business day which resulted in a receivable of $106.9 million recorded at quarter end.  The receivable from the buyer is recorded as a component of current assets – discontinued operations on the Condensed Consolidated Balance Sheet as of March 31, 2019.  The proceeds received were subsequently used to pay down borrowings on our revolving credit facility.

Results of the Cooking Solutions Group in current and prior periods have been classified as discontinued operations in the Condensed Consolidated Financial Statements and excluded from the results from continuing operations.  Activity related to the Cooking Solutions Group and other discontinued operations for the three and nine months ended March 31, 2019 and 2018 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net Sales	$23,024	$24,596	$71,451	$73,891

Gain on Sale of Business	$20,539	$-	$20,539	$-
Transaction Fees	(4,397)	-	(4,397)	-
Income from Operations	$16,214	$1,089	$19,824	$4,847

Profit Before Taxes	$16,447	$1,214	$19,459	$5,227
Benefit (Provision) for Taxes	2,518	(237)	1,991	(1,287)
Net income from Discontinued Operations	$18,965	$977	$21,450	$3,940

Assets and liabilities related to our discontinued operations appear in the condensed consolidated balance sheets are as follows (in thousands):

	March 31, 2019	June 30, 2018
Accounts receivable	$-	$14,445
Inventories	-	22,923
Prepaid Expenses	-	303
Due from Buyer	106,863	-
Total current assets	106,863	37,671

Property, plant, equipment, net	-	7,637
Intangible assets, net	-	13,137
Goodwill	-	40,011
Other non-current assets	-	1,374
Total non-current assets	-	62,159
Total Assets	106,863	99,830

Accounts Payable	-	10,759
Accrued Liabilities	2,561	7,897
Income Tax Payable	-	9
Total current liabilities	2,561	18,665

Non-current Liabilities	-	50
Total Liabilities	2,561	18,715

Net Assets	$104,302	$81,115

6)

Inventories

Inventories are comprised of the following (in thousands):

	March 31, 2019	June 30, 2018
Raw materials	$47,216	$46,833
Work in process	31,235	30,526
Finished goods	24,932	26,941
Total	$103,383	$104,300

Distribution costs associated with the sale of inventory, which are recorded as a component of selling, general and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations, were $4.7 million and $13.6 million for the three and nine months ended March 31, 2019, respectively, and $5.4 million and $14.1 million for the three and nine months ended March 31, 2018, respectively.

7)

Goodwill

Changes to goodwill during the period ended March 31, 2019 were as follows (in thousands):

	June 30, 2018	Discontinued Operations	Continuing Ops - June 30, 2018	Acquisitions	Translation Adjustment	March 31, 2019
Food Service Equipment	$63,464	$(40,011)	$23,453	$-	$-	$23,453
Engraving	27,194	-	27,194	34,281	(376)	61,099
Engineering Technologies	44,247	-	44,247	-	(119)	44,128
Electronics	113,798	-	113,798	15,614	(708)	128,704
Hydraulics	3,059	-	3,059	-	-	3,059
Total	$251,762	$(40,011)	$211,751	$49,895	$(1,203)	$260,443

8)

Intangible Assets

Intangible assets consist of the following (in thousands):

		Tradenames
	Customer Relationships	(Indefinite-lived)	Developed Technology	Other	Total
March 31, 2019
Cost	$72,559	$18,850	$48,228	$5,486	$145,123
Accumulated amortization	(22,712)	-	(7,527)	(3,379)	(33,618)
Balance, March 31, 2019	$49,847	$18,850	$40,701	$2,107	$111,505

June 30, 2018
Cost	$48,285	$11,102	$48,281	$4,025	$111,693
Accumulated amortization	(19,134)	-	(4,709)	(2,912)	(26,755)
Balance, June 30, 2018	$29,151	$11,102	$43,572	$1,113	$84,938

Amortization expense from continuing operations for the three months ended March 31, 2019 and 2018 was $2.8 million and $1.9 million, respectively.  Amortization expense from continuing operations for the nine months ended March 31, 2019 and 2018 was $7.6 million and $6.0 million, respectively. At March 31, 2019, amortization expense of intangible assets is estimated to be $2.9 million for the remainder of fiscal year 2019, $11.0 million in 2020, $10.3 million in 2021, $9.7 million in 2022, $8.9 million in 2023 and $50.3 million thereafter.

9)

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

The changes in warranty reserve from continuing operations, which are recorded as a component of accrued liabilities, as of March 31, 2019 and June 30, 2018 were as follows (in thousands):

	March 31, 2019	June 30, 2018
Balance at beginning of year	$4,966	$4,667
Acquisitions and other	(139)	(138)
Warranty expense	3,773	6,248
Warranty claims	(3,577)	(5,811)
Balance at end of period	$5,023	$4,966

10)

Debt

Long-term debt is comprised of the following (in thousands):

	March 31, 2019	June 30, 2018
Bank credit agreements	$293,000	$194,000
Total funded debt	293,000	194,000
Issuance Cost	(1,275)	(228)
Total long-term debt	$291,725	$193,772

The Company’s debt payments are due as follows (in thousands):

Fiscal Year	March 31, 2019
2019	$-
2020	-
2021	-
2022	-
2023	-
Thereafter	293,000
Total Debt	293,000
Issuance cost	(1,275)
Debt net of issuance cost	$291,725

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

At March 31, 2019, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $7.4 million and had the ability to borrow $175.9 million under the facility.  At March 31, 2019, the carrying value of the current borrowings under the facility approximates fair value.

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

The Company’s effective swap agreements convert the base borrowing rate on $85 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 2.11% at March 31, 2019.  The fair value of the swaps, recognized in accrued expenses and in other comprehensive income, is as follows (in thousands, except percentages):

Effective Date	Notional Amount	Fixed Interest Rate	Maturity	March 31, 2019	June 30, 2018
December 18, 2015	15,000	1.46%	December 19, 2018	-	55
December 19, 2015	10,000	2.01%	December 19, 2019	32	74
May 24, 2017	25,000	1.88%	April 24, 2022	220	764
May 24, 2017	25,000	1.67%	May 24, 2020	203	432
August 6, 2018	25,000	2.83%	August 6, 2023	(721)	-
				$(266)	$1,325

The Company reported no losses for the three and nine months ended March 31, 2019, as a result of hedge ineffectiveness.  Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as collections from customers and loan payments between subsidiaries.  The Company enters into such contracts for hedging purposes only.  The Company has designated certain of these currency contracts as hedges, and changes in the fair value of these contracts are recognized in other comprehensive income until the hedged items are recognized in earnings.  Hedge ineffectiveness, if any, associated with these contracts will be reported in net income.  At March 31, 2019 and June 30, 2018, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized losses of $(3.7) million and $(2.9) million, respectively, which approximate the unrealized gains and losses on the related loans.  The contracts have maturity dates ranging from 2019-2023, which correspond to the related intercompany loans.

Net Investment Hedges

During the third quarter of 2019, the Company entered into a foreign currency forward contracts to hedge the exposure to a portion of the Company’s net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar.  The change in the fair value of the net investment hedges attributable to changes other than those due to fluctuations in the spot rate are excluded from the assessment of hedge effectiveness and that difference is reported directly in earnings.  The interest rate differential of the net investment hedges will be excluded from the assessment of hedge effectiveness and amortized linearly to earnings over the life of the derivative.  Any difference between the change in fair value of the excluded component and amounts recognized in earnings under that systematic and rational method shall be recognized in other comprehensive income.

For the derivative instruments that are designated and qualify as net investment hedges, gains and losses are reported in other comprehensive loss where they offset gains and losses recorded on the Company’s net investments in its non-U.S. subsidiaries.  These hedges are determined to be effective.  During the three and nine months ended March 31, 2019, the Company recognized $0.4 million of gains associated with hedges of a net investment in non-U.S. subsidiaries in currency translation adjustment in other comprehensive loss.  The contractual amount of the Company’s foreign currency forward contracts that are designated as net investment hedges is $120.0 million as of March 31, 2019.

The notional amounts of the Company’s forward contracts, by currency, are as follows:

Currency	March 31, 2019	June 30, 2018
USD	175,015	64,558
Euro	12,250	21,300
Pound Sterling	-	6,826
Peso	-	54,000
Canadian	20,600	20,600

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

	Asset Derivatives
	March 31, 2019		June 30, 2018
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Other Assets	$455	Other Assets	$1,325
Foreign exchange contracts	Other Assets	-	Other Assets	1,357
Net investment hedge	Other Assets	2,170		-
		$2,625		$2,682

	Liability Derivatives
	March 31, 2019		June 30, 2018
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	721	Accrued Liabilities	-
Foreign exchange contracts	Accrued Liabilities	3,732	Accrued Liabilities	4,204
Net investment hedge	Other non-current liabilities	2,264		-
		$6,717		$4,204

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Interest rate swaps	$(693)	$513	$(1,365)	$930
Foreign exchange contracts	2,142	(829)	(861)	(2,823)
	$1,449	$(316)	$(2,226)	$(1,893)

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to Net Income for the periods ended (in thousands):

Details about Accumulated					Affected line item
Other Comprehensive	Three Months Ended		Nine Months Ended		in the Unaudited
Income (Loss) Components	March 31,		March 31,		Condensed Statements
	2019	2018	2019	2018	of Operations
Interest rate swaps	$(84)	$2,363	$(246)	$3,427	Interest expense
Foreign exchange contracts	(422)	-	2,012	-	Interest expense
Net investment hedge	(435)	-	(435)	-	Non-operating income
	$(941)	$2,363	$1,331	$3,427

12)

Retirement Benefits

The Company has defined benefit pension plans covering certain current and former employees both inside and outside of the U.S.  The Company’s pension plan for U.S. employees is frozen for substantially all participants and has been replaced with a defined contribution benefit plan.

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three and nine months ended March 31, 2019 and 2018 consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Service cost	$1	$1	$9	$9
Interest cost	2,586	2,520	254	269
Expected return on plan assets	(3,385)	(3,354)	(229)	(244)
Recognized net actuarial loss	1,030	1,145	86	242
Amortization of prior service cost	-	-	-	(9)
Net periodic benefit cost	$232	$312	$120	$267

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Service cost	$3	$3	$26	$27
Interest cost	7,757	7,560	757	783
Expected return on plan assets	(10,156)	(10,061)	(682)	(710)
Recognized net actuarial loss	3,091	3,435	256	705
Amortization of prior service cost	-	-	-	(26)
Net periodic benefit cost	$695	$937	$357	$779

The contributions made to defined benefit plans for the three and nine months ended March 31, 2019 and 2018 are presented below along with remaining contributions to be made for fiscal year 2019 (in thousands):

Contributions to defined benefit plans	Three Months Ended March 31,		Nine Months Ended March 31,		Remaining Contributions to be made in Fiscal 2019
	2019	2018	2019	2018
United States, unfunded plan	$56	$67	$169	$194	$ 56
United Kingdom	196	210	582	614	184
Germany, unfunded plan	-	-	-	-	274
Ireland	-	-	-	-	65
	$252	$277	$751	$808	$579

13)

Income Taxes

The Company's effective tax rate from continuing operations for the third quarter of 2019 was 34.4% compared with 23.8% for the prior year quarter.  The effective tax rate in 2019 was higher due to both an $0.5 million discrete tax benefit related to the US tax reform recorded in the prior year quarter and not in the current year quarter as well as withholding taxes included in the annual effective tax rate for foreign repatriation in the current quarter that was not included in the rate in the prior year quarter.

The Company's effective tax rate from continuing operations for the nine months ended March 31, 2019 was 28.4% compared with 57.7% for the prior year.  The effective tax rate for prior year to date was higher due to the impact of the Sec. 965 repatriation “toll” tax that was included in the prior year (recorded in FY18 Q2) and not recorded in the current year.

The Company increased its uncertain tax position during the quarter due to technical positions taken on the FY18 tax return filed during the quarter concerning the impact of the mandatory repatriation.  The expense related to this position was recorded in the prior year and resulted in a balance sheet reclass only.

14)

Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Basic - Average shares outstanding	12,530	12,709	12,626	12,695
Dilutive effect of unvested, restricted stock awards	44	88	61	89
Diluted - Average shares outstanding	12,574	12,797	12,687	12,784

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share.  There were not any anti-dilutive potential common shares excluded from the calculation above for the three and nine months ended March 31, 2019 and 2018, respectively.

Performance stock units of 68,933 and 51,270 for the nine months ended March 31, 2019 and 2018, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

15)

Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	March 31, 2019	June 30, 2018
Foreign currency translation adjustment	$(30,266)	$(25,013)
Unrealized pension losses, net of tax	(92,357)	(95,112)
Unrealized losses on derivative instruments, net of tax	(1,794)	(1,734)
Total	$(124,417)	$(121,859)

16)

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

17)

Industry Segment Information

The Company has determined that it has five reportable segments organized around the types of product sold:

•

Food Service Equipment – a manufacturer of commercial food service equipment;

•

Engraving – provides mold texturizing, slush molding tools, tool finishing, project management and design services, hygiene product tooling, low observation vents for stealth aircraft, and process machinery for a number of industries;

•

Engineering Technologies – provides net and near net formed single-source customized solutions in the manufacture of engineered components for the aviation, aerospace, defense, energy, industrial, medical, marine, oil and gas, and manned and unmanned space markets.

•

Electronics – manufacturing of electronic components for applications throughout the end-user market spectrum; and

•

Hydraulics – manufacturing of single and double-acting telescopic and piston rod hydraulic cylinders

Net sales and income (loss) from continuing operations by segment for the three and nine months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	Net Sales		Income from Operations
	2019	2018	2019	2018
Segment:
Engraving	$37,135	$33,749	$4,485	$7,195
Electronics	50,197	51,213	9,418	11,221
Engineering Technologies	27,467	23,426	2,800	1,155
Hydraulics	15,106	12,878	2,242	1,749
Food Service Equipment	63,866	70,881	3,559	5,546
Restructuring costs			(549)	(1,060)
Corporate			(6,104)	(5,733)
Acquisition-related costs			(805)	(1,254)
Sub-total	$193,771	$192,147	$15,046	$18,819
Interest expense			(3,230)	(2,286)
Other non-operating income			(679)	(1,014)
Income from continuing operations before income taxes			$11,137	$15,519

	Nine Months Ended March 31,
	Net Sales		Income from Operations
	2019	2018	2019	2018
Segment:
Engraving	111,602	100,457	18,883	21,735
Electronics	154,347	144,082	32,581	31,774
Engineering Technologies	71,818	65,621	6,636	3,879
Hydraulics	39,758	34,969	5,753	5,138
Food Service Equipment	$204,855	$221,853	$15,417	$19,834
Restructuring costs			(1,173)	(5,792)
Corporate			(17,847)	(19,090)
Acquisition-related costs			(2,352)	(2,962)
Sub-total	$582,380	$566,982	$57,898	$54,516
Interest expense			(8,598)	(5,800)
Other non-operating income			(1,694)	(1,350)
Income from continuing operations before income taxes			$47,606	$47,366

Net sales include only transactions with unaffiliated customers and include no intersegment sales.  Income (loss) from operations by segment excludes interest expense and other non-operating income (expense).

The Company’s identifiable assets at March 31, 2019 and June 30, 2018 are as follows (in thousands):

	March 31, 2019	June 30, 2018
Engraving	202,989	149,973
Electronics	336,494	318,564
Engineering Technologies	147,754	150,150
Hydraulics	32,655	25,646
Food Service Equipment	$152,062	$149,743
Corporate & Other	24,524	23,031
Discontinued Operations	106,863	99,830
Total	$1,003,341	$916,937

18)

Restructuring

The Company has undertaken cost reduction and facility consolidation initiatives that have resulted in severance, restructuring, and related charges.

2019 Restructuring Initiatives

The Company continues to focus our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions, facility closures, and consolidations.  During fiscal year 2019, we also incurred restructuring expenses related to third party assistance with analysis and implementation of these activities.

Prior Year Restructuring Initiatives

During the fiscal year 2018, we initiated restructuring expenses related to three restructuring programs, namely: (1) the realignment of management functions at the Food Service Equipment Group level; (2) headcount reduction and plant realignment with regard to the standard products businesses within Food Service Equipment; and (3) the exit of an unprofitable Engraving business in Brazil.

A summary of charges by initiative is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2019			March 31, 2019
Fiscal 2019	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$497	$5	$502	$794	$75	$869
Prior year initiatives	47	-	47	172	132	304
	$544	$5	$549	$966	$207	$1,173

	Three Months Ended			Nine Months Ended
	March 31, 2018			March 31, 2018
Fiscal 2018	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$265	$755	$1,020	$2,043	$2,649	$4,692
Prior year initiatives	7	33	40	161	939	1,100
	$272	$788	$1,060	$2,204	$3,588	$5,792

Activity in the reserve related to the initiatives is as follows (in thousands):

Current Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2018	$-	$-	$-
Additions and adjustments	794	75	869
Payments	(484)	(75)	(559)
Restructuring liabilities at March 31, 2019	$310	$-	$310

Prior Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2018	$456	$25	$481
Additions and adjustments	172	132	304
Payments	(545)	(151)	(696)
Restructuring liabilities at March 31, 2019	$83	$6	$89

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2019			March 31, 2019
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment	$-	$-	$-	$276	$91	$367
Engraving	173	-	173	239	-	239
Engineering Technologies	-	-	-	17	99	116
Electronics	296	5	301	297	17	314
Corporate	75	-	75	137	-	137
	$544	$5	$549	$966	$207	$1,173
	Three Months Ended			Nine Months Ended
	March 31, 2018			March 31, 2018
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Food Service Equipment	$1	$747	$748	$618	$2,201	$2,819
Engraving	186	2	188	925	345	1,270
Engineering Technologies	8	18	26	161	900	1,061
Electronics	77	7	84	209	90	299
Corporate	-	14	14	291	52	343
	$272	$788	$1,060	$2,204	$3,588	$5,792

Restructuring expense is expected to be approximately $0.8 million for the remainder of fiscal year 2019.

19)

Subsequent Event

On April 17, 2019, the Company announced that it had entered into an agreement to acquire Ohio-based Genius Solutions Engineering Company (d/b/a GS Engineering), a provider of specialized “soft surface” skin texturized tooling, for $30 million.  GS Engineering primarily serves the automotive end market and will report operating results into the Engraving segment.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Quarterly Report that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms or variations of those terms or the negative of those terms.  There are many factors that affect the Company’s business and the results of its operations and that may cause the actual results of operations in future periods to differ materially from those currently expected or anticipated.  These factors include, but are not limited to: materially adverse or unanticipated legal judgments, fines, penalties or settlements; conditions in the financial and banking markets, including fluctuations in exchange rates and the inability to repatriate foreign cash; domestic and international economic conditions, including the impact, length and degree of economic downturns on the customers and markets we serve and more specifically conditions in the food service equipment, automotive, construction, aerospace, energy, oil and gas, transportation, consumer appliance and general industrial markets; lower-cost competition; the relative mix of products which impact margins and operating efficiencies in certain of our businesses; the impact of higher raw material and component costs, particularly steel, petroleum based products, refrigeration components and certain materials used in electronics parts; an inability to realize the expected cost savings from restructuring activities including effective completion of plant consolidations, cost reduction efforts including procurement savings and productivity enhancements, capital management improvements, strategic capital expenditures, and the implementation of lean enterprise manufacturing techniques; the inability to achieve the savings expected from global sourcing of raw materials and diversification efforts in emerging markets; the impact on cost structure and on economic conditions as a result of actual and threatened increases in trade tariffs; the inability to attain expected benefits from acquisitions and the inability to effectively consummate and integrate such acquisitions and achieve synergies envisioned by the Company; market acceptance of our products; our ability to design, introduce and sell new products and related product components; the ability to redesign certain of our products to continue meeting evolving regulatory requirements; the impact of delays initiated by our customers; and our ability to increase manufacturing production to meet demand; and potential changes to future pension funding requirements.  In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

Overview

We are a leading manufacturer of a variety of products and services for diverse commercial and industrial markets.  We have five reportable segments:  Food Service Equipment, Engraving, Engineering Technologies, Electronics and Hydraulics.  Overall management, strategic development and financial control are led by the executive staff at our corporate headquarters located in Salem, New Hampshire.  During the third quarter of 2019, we completed the previously announced divestiture of our Cooking Solutions Group consistent with our strategy to focus our financial assets and managerial resources on our higher growth and operating margin businesses.  The divestiture of the Cooking Solutions Group was completed as of March 31, 2019 and consideration was exchanged on April 1.  Subsequent to the disposition, we now have nine operating business units.

Our long-term strategy is to create, improve, and enhance shareholder value by building larger, more profitable industrial platforms through a value creation system that assists management in meeting specific corporate and business unit financial and strategic performance goals.  In so doing, we expect to focus our financial assets and managerial resources on our higher growth and operating margin businesses while considering divestiture of those businesses that we feel are not strategic or do not meet our growth and return expectations.  The Standex Value Creation System is a standard methodology which provides consistent tools used throughout the company in order to achieve our organization’s goal of transforming from its historic roots as a holding company to an efficient operating company.  The Standex Value Creation System employs four components: Balanced Performance Plan,

Standex Growth Disciplines, Standex Operational Excellence, and Standex Talent Management.  The Balanced Performance Plan process aligns annual goals throughout the business and provides a standard reporting, management and review process by setting and meeting annual and quarterly targets that support our short and long-term goals.  The Standex Growth Disciplines use a set of tools and processes including market maps, growth lane ways, and market tests to identify opportunities to expand the business organically and through acquisitions.  Standex Operational Excellence employs a standard playbook and processes, including LEAN, to eliminate waste and improve profitability, cash flow and customer satisfaction.  Finally, the Standex Talent Management process is an organizational development process that provides training, development, and succession planning for our employees throughout our worldwide organization.  The Standex Value Creation System ties all disciplines in the organization together under a common umbrella by providing standard tools and processes to deliver our business objectives.

It is our objective to invest in our higher growth and operating margin businesses through both organic initiatives and acquisitions.  Organically, we seek to identify and implement growth initiatives such as new product development, geographic expansion, and the introduction of products and technologies into new markets and applications, key accounts and strategic sales channel partners.  Inorganically, we look to add strategically aligned or “bolt on” acquisitions to strengthen these core businesses, creating both sales and cost synergies and accelerating their growth and margin improvement.  We have a particular focus on identifying and investing in opportunities that complement our products and will increase the global presence and capabilities of our core businesses.  From time to time, we have divested, and likely will continue to divest.

As part of our ongoing strategy:

•

During the first quarter of 2019, the Company decided to divest its Cooking Solutions Group, which consisted of three operating segments, Associated American Industries, BKI, and Ultrafryer, and a minority interest investment.  During the third quarter of 2019, we completed this divestiture.  In connection with the divestiture efforts, we also sold our minority interest in a European oven manufacturer back to the majority owners.  Results of the Cooking Solutions Group in current and prior periods have been classified as discontinued operations in the Condensed Consolidated Financial Statements.

•

In September 2018, we acquired New Hampshire-based Regional Mfg. Specialists, Inc. (now named Agile Magnetics, Inc.), a provider of high-reliability magnetics.  The addition of Agile Magnetics is an important step forward in building out the high reliability magnetics business of Standex Electronics.  As a result of this combination, we have broadened our exposure to several high-growth end-markets and added a valuable manufacturing and sales base in the Northeast.  Additionally, we can now offer complementary products from Standex’s broader portfolio to Agile’s customer base.  Agile Magnetics products include transformers, inductors and coils for mission critical applications for blue chip OEMs in the semiconductor, military, aerospace, healthcare, and industrial markets.  It operates one manufacturing facility in New Hampshire.

•

In August 2018, we acquired Michigan-based Tenibac-Graphion, Inc. (Tenibac-Graphion), a provider of chemical and laser texturing services.  The combination of Tenibac-Graphion and Standex Engraving will expand services available to customers, increase responsiveness to customer demands, and drive innovative approaches to solving customer needs.  The combined customer base now has access to the full line of mold and tool services, such as the Architexture design consultancy, Vycon™ part wrapping, chemical and laser engraving, tool finishing, and tool enhancements.  Tenibac-Graphion serves automotive, packaging, medical and consumer products customers, and operates three facilities, two in Michigan and one in China.

•

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

Because of the diversity of the Company’s businesses, end user markets and geographic locations, we do not use specific external indices to predict the future performance of the Company, other than general information about broad macroeconomic trends.  Each of our individual business units serves niche markets and attempts to identify trends other than general business and economic conditions which are specific to its business and which could impact its performance.  Those units report pertinent information to senior management, which uses it to the extent relevant to assess the future performance of the Company.  A description of any such material trends is described below in the applicable segment analysis.

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

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except percentages)	2019	2018	2019	2018
Net sales	$193,771	$192,147	$582,380	$566,982
Gross profit margin	31.9%	34.4%	34.0%	34.4%
Income from operations	15,046	18,819	57,898	54,516

	Three Months Ended	Nine Months Ended
(In thousands)	March 31, 2019	March 31, 2019
Net sales, prior year period	$192,147	$566,982
Components of change in sales:
Organic sales change	(1,718)	3,316
Effect of acquisitions	7,680	20,416
Effect of exchange rates	(4,338)	(8,334)
Net sales, current period	$193,771	$582,380

Net sales increased in the third quarter of fiscal year 2019 by $1.6 million or 0.8% when compared to the prior year quarter.  Acquisitions contributed $7.7 million or 4.0% to overall sales growth.  Organic sales declined $1.7 million or 0.9%, and foreign currency had a $4.3 million or 2.3% negative impact on sales.  We discuss our results and outlook for each segment below.

Net sales in the nine months ended March 31, 2019 increased $15.4 million or 2.7% when compared to prior year.  Organic sales contributed $3.3 million or 0.6% to overall sales growth.  Acquisitions accounted for $20.4 million or 3.6% of the increase in sales.  Foreign currency also had a negative effect of $8.3 million or 1.5% on sales.

Gross Profit Margin

Our gross margin for the third quarter of 2019 was 31.9% which declined from the prior year quarter’s gross margin of 34.4%.  We experienced gross margin declines in all segments except Engineering Technologies as a product of the deleveraging generated by organic sales declines, as well as increased expenses such as, material costs, and wage inflation.

Our gross margin in the nine months ended March 31, 2019 was 34.0% which was a slight decrease when compared to the prior year results of 34.4%.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) for the third quarter of 2019 were $45.4 million, or 23.4% of sales, compared to $45.0 million, or 23.4% of sales, during the prior year quarter.  SG&A expenses during the quarter were impacted by: i) on-going SG&A expenses related to our recent acquisitions of $2.2 million offset by ii) a decline in distribution and selling expenses of $1.3 million as a result of our organic sales declines.

SG&A for the nine months ended March 31, 2019 were $136.6 million, or 23.4% of sales, compared to $131.8 million, or 23.3% of sales, during the prior year.  SG&A expenses were impacted by on-going SG&A expenses related to our recent acquisitions of $5.2 million.  Distribution and selling expenses remained consistent with prior year to date levels.

Restructuring Charges

We incurred restructuring expenses of $0.5 million for the quarter and $1.2 million for the nine-month period, primarily related to headcount reductions within our Electronics and Engraving segments and the commencement of facility rationalization within our Engraving Group.

We expect to incur restructuring costs of approximately $0.8 million throughout the remainder of fiscal year 2019 primarily as a result of further rationalization efforts within Engraving and targeted administrative headcount reductions across other segments.  Further, we expect to incur additional restructuring costs of approximately $2.5 million during fiscal year 2020 to complete these restructuring efforts, which we anticipate will generate annual savings of $2.7 million per year upon completion.

Acquisition Related Expenses

We incurred acquisition-related expenses of $0.8 million during the third quarter and $2.4 million for the nine months ended March 31, 2019 as compared to $1.3 million and $3.0 million for the respective periods in the prior year.  Acquisition-related expenses in fiscal year 2019 primarily related to deferred compensation earned during the quarter by the seller of our Horizon Scientific business acquired in October of fiscal year 2017.  The last of these payments is payable in October of fiscal year 2020 and is contingent on the seller remaining an employee of the Company at that time.

Income from Operations

Income from operations for the third quarter of 2019 was $15.1 million, compared to $18.8 million during the prior year quarter.  The decline of $3.7 million, or 20.0%, is primarily due to gross profit declines of $4.3 million as a result of the deleveraging generated by organic sales declines, as well as increased expenses such as, material costs and wage inflation.  The operating income declines were partially offset by lower administrative spending.

Income from operations for the nine months ended March 31, 2019 was $57.9 million, compared to $54.5 million during the prior year.  The increase of $3.4 million, or 6.2%, is primarily due to operating income generated by the Tenibac acquisition made during the year, lower restructuring expenses as compared to the prior year, and the variability of our business segment performance.

Interest Expense

Interest expense for the third quarter of 2019 was $3.2 million, compared to $2.3 million during the prior year quarter.  Interest expense for the nine months ended March 31, 2019 and March 31, 2018 were $8.6 million and $5.8 million, respectively.  The increased interest expense for both periods is due to higher borrowings associated with the recent acquisitions in addition to an increase in our effective interest rate of 3.71% as of March 31, 2019, as compared to 2.98% as of March 31, 2018.

Income Taxes

The Company's effective tax rate from continuing operations for the third quarter of 2019 was 34.4% compared with 23.8% for the prior year quarter.  The effective tax rate in 2019 was higher due to a $0.5 million discrete tax benefit related to the US tax reform recorded in the prior year quarter, withholding taxes included in the current year for foreign repatriation, and a shift in geographic mix whereby we incurred lower profit before tax in the United States (a low tax jurisdiction), and comparatively higher income in the rest of the world.

The Company's effective tax rate from continuing operations for the nine months ended March 31, 2019 was 28.4% compared with 57.7% for the prior year.  The effective tax rate for prior year to date was higher due to the $14.6 million impact of the U.S. Section 965 repatriation tax.

The Company is routinely audited by various jurisdictions.  The Company is currently under audit by the IRS for the fiscal years ending June 30, 2016 and 2017.  We anticipate finalizing the audit during the first quarter of fiscal year 2020.

Backlog

Backlog includes all active or open orders for goods and services.  Backlog also includes any future deliveries based on executed customer contracts, so long as such deliveries are based on agreed upon delivery schedules. With the exception of our Engineering Technologies Group, backlog is not generally a significant factor in the Company’s businesses because of our relatively short delivery periods and rapid inventory turnover.  Backlog orders are not necessarily an indicator of future sales levels because of variations in lead times and customer production demand pull systems.  Customers may delay delivery of products or cancel orders prior to shipment, subject to possible cancellation penalties.  Due to the nature of long term agreements in the Engineering Technologies group, the timing of orders and delivery dates can vary considerably resulting in significant backlog changes from one period to another.  In general, the majority of net realizable backlog beyond one year comes from the Engineering Technologies Group.

	As of March 31, 2019		As of March 31, 2018
	Total Backlog	Backlog under 1 year	Total Backlog	Backlog under 1 year
Food Service Equipment	$31,558	$28,114	$31,903	$28,575
Engraving	17,490	17,481	22,282	22,282
Engineering Technologies	119,454	84,212	93,646	72,960
Electronics	69,507	62,654	72,046	68,097
Hydraulics	14,952	14,887	10,610	10,604
Total	$252,961	$207,348	$230,487	$202,518

Total backlog realizable under one year increased $4.8 million, or 2.4%, to $207.3 million at March 31, 2019 from $202.5 million at March 31, 2018.  Organic backlog under one year decreased $0.7 million, or 0.3%, while acquisitions contributed an additional $5.5 million.  The Engraving Group experienced backlog declines as compared to prior year primarily due to the timing of new platform launches within the automotive industry which that segment serves.

Engraving Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2019	2018	Change	2019	2018	Change
Net sales	$ 37,135	$ 33,749	10.0%	111,602	$ 100,457	11.1%
Income from operations	4,485	7,195	(37.7%)	18,883	21,735	(13.1%)
Operating income margin	12.1%	21.3%		16.9%	21.6%

Net sales for the third quarter of 2019 increased by $3.4 million, or 10.0%, when compared to the prior year quarter.  Organic sales increased by $1.0 million, or 3.0%.   Acquisitions contributed $4.6 million, or 13.6% partially offset by a negative foreign exchange impact of $2.2 million, or 6.6%, during the quarter.  New product offerings of nickel shell, laser engraving, Architexture, and tool finishing all realized increased sales of 39% which were partially offset by lower sales in traditional services.  We anticipate another challenging quarter as fewer new automotive platforms are forecasted to be launched.  However, the Company expects demand in both the automotive and non-automotive markets to rebound beginning in the first fiscal quarter of 2020 as there are a number of scheduled new product launches by customers which should lead to increased sales in all regions.

Net sales for the nine months ended March 31, 2019 increased by $11.1 million, or 11.1%, when compared to the prior year.  The Tenibac acquisition contributed $14.2 million, or 14.1% to the group’s overall sales increases for the year.  Foreign exchange had a negative impact of 4.6%, or $4.7 million.  New service offerings within the group including tool finishing, laser engraving, Architexture, and nickel shell all had a positive impact on organic growth and helped offset declines in traditional services.

Income from operations for the third quarter of 2019 decreased by $2.7 million, or 37.7%, when compared to the prior year.  The decrease was primarily due to an unfavorable geographic mix, lower automotive sales in North America, reduced demand at our higher profit China facilities due to concerns regarding trade conflicts, and the increased costs associated with the integration process following the Tenibac acquisition.  Due to the lower profitability in the quarter, we have announced a restructuring program to close underperforming sites and reduce administrative headcount.  We anticipate that these actions will save $2.7 million on an annual basis upon completion of the activities.

Income for the nine months ended March 31, 2019 decreased by $2.9 million, or 13.1%.  Profitability within the group for the year has been negatively impacted as customers of our China locations have been negatively impacted by a reduction in their export demand due to the impact of tariffs.  The Engraving group is investing in and promoting new technologies that we anticipate will facilitate improved operating income results in future quarters as these technologies are implemented throughout our worldwide Engraving network.

Electronics Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2019	2018	Change	2019	2018	Change
Net sales	$ 50,197	$ 51,213	(2.0%)	$154,347	$144,082	7.1%
Income from operations	9,418	11,221	(16.1%)	32,581	31,774	2.5%
Operating income margin	18.8%	21.9%		21.1%	22.1%

Net sales in the third quarter of fiscal year 2019 decreased $1.0 million, or 2.0%, when compared to the prior year quarter.  Organic growth declined 4.8% partially offset by acquisition growth of 6.0%.  Currency impacts reduced sales by $1.6 million, or 3.2%.  Sales were down in Europe and Asia and mostly flat in North America as geographic softness was partially offset by new business.  Growth was strong in the industrial markets but offset by weakness due to tariffs and reduced demand in automotive and distribution markets.  We anticipate a challenging sales comparison in the fourth quarter as bookings are down in all regions partially offset by new business opportunities in our product pipeline.

Net sales for the first nine months ended March 31, 2019 increased $10.3 million, or 7.1%, when compared to the prior year.  Sales increased $6.2 million, or 4.3%, due to the Agile Magnetics acquisition.  The currency effect decreased sales by $2.9 million, or 2.0%.  Organic sales growth was $6.9 million, or 4.8% for the first nine months when compared to the prior year as sales in all major geographic areas during the first two quarters of the fiscal year were higher with growth mostly in industrial and distribution markets.

Income from operations in the third quarter of fiscal year 2019 decreased $1.8 million, or 16.1%, when compared to the prior year quarter.  The earnings decrease was due to product mix and increased expenses such as materials cost and wage inflation partially offset by various operating efficiency initiatives.  In anticipation of lower demand, we have initiated a restructuring program to reduce administrative headcount which will cost approximately $0.5 million and generate savings of $1.1 million per year upon implementation.

Income from operations for the first nine months ended March 31, 2019, increased $0.8 million, or 2.5%, when compared to the prior year.  The increase is due to the profit on sales volume increases as well as operating cost savings initiatives partially offset by material and wage inflationary cost increases and product mix.  The Company currently expects sales for the calendar year will remain at levels similar to those in the fiscal third quarter.  As a result, Standex has initiated efforts focused on G&A expense reduction as well as actions targeting increased productivity and reduced material spend.

Engineering Technologies Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2019	2018	Change	2019	2018	Change
Net sales	$ 27,467	$ 23,426	17.3%	$ 71,818	$ 65,621	9.4%
Income from operations	2,800	1,155	142.4%	6,636	3,879	71.1%
Operating income margin	10.2%	4.9%		9.2%	5.9%

Net sales in the third quarter of fiscal year 2019 increased by $4.0 million, or 17.3%, when compared to the prior year quarter. Sales distribution by market for the quarter was as follows: 46% aviation, 27% space, 11% energy, 10% defense, 6% medical and other markets.  Aviation sales increased by $0.8 million compared to the prior period due to higher sales on the A320 NEO program.  Sales in the defense market were up $0.9 million due to an increase in sales to the Navy Nuclear segment.  Energy sales increased by $2.0 million due to higher sales to the Oil and Gas market.  Based on our backlog, we anticipate growth in aviation, space, and defense markets in our fourth quarter.

Net sales for the nine months ended March 31, 2019 increased by $6.2 million, or 9.4%, when compared to the prior year.  Aviation sales increased by $1.0 million due to higher customer demand.  Energy related sales were up $3.7 million due to higher demand in the project based Oil and Gas segment.  Defense related sales improved by $0.7 million from the prior year due to higher volume in the Navy Nuclear and Missile segments of the market.

Income from operations in the third quarter of 2019 increased by $1.6 million, or 142.4%, when compared to the prior year quarter.  Margins improved as a result of higher volume and continued manufacturing process improvements.  We anticipate higher comparative operating income performance based on projected volumes in the fourth quarter and continued realization of manufacturing efficiencies.

Income from operations for the nine months ended March 31, 2019 increased by $2.8 million, or 71.1%, when compared to the prior year.  The increase in operating income was the result of improvements in plant operating efficiencies along with higher sales volume. In the fourth quarter, Standex expects to continue to benefit from increased demand in the Aviation, Space, and Defense markets.  Operating income is expected to increase as a result of this volume increase as well as continued productivity improvement efforts.

Hydraulics Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2019	2018	Change	2019	2018	Change
Net sales	$15,106	$12,878	17.3%	$39,758	$34,969	13.7%
Income from operations	2,242	1,749	28.2%	5,753	5,138	12.0%
Operating income margin	14.8%	13.6%		14.5%	14.7%

Net sales in the third quarter of fiscal year 2019 increased $2.2 million, or 17.3%, when compared to the prior year quarter.  The increase is primarily due to strong demand from original equipment manufacturers (“OEM’s”) in the refuse space along with new refuse applications.  Specifically, our new pack eject cylinder for front end loading garbage trucks and other applications continue to receive market acceptance by OEMs.

Net sales for the nine months ended March 31, 2019 increased $4.8 million, or 13.7%, when compared to the prior year.  Similar to the results of the quarter, the sales increase is due to market share gains in the refuse OEM marketplace.  The Company expects end market demand to remain positive due to ongoing strong demand from construction and infrastructure projects.

Income from operations in the third quarter of fiscal year 2019 increased $0.5 million, or 28.2%, when compared to the prior year quarter.  The operating income increase was driven by top line volume growth which was partially offset by material cost increases due to tariffs on material components purchased from China.

Income from operations for the nine months ended March 31, 2019 increased $0.6 million, or 12.0%, when compared to the prior year.  The operating income increase was driven by the sales volume increases during the first nine months particularly in the refuse market.  Operating income increases were partially offset by higher material costs, driven by tariffs on purchased material components from China, and higher manufacturing overhead for the year to date period.

Food Service Equipment Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2019	2018	Change	2019	2018	Change
Net sales	$63,866	$ 70,881	(9.9%)	$ 204,855	$ 221,853	(7.7%)
Income from operations	3,559	5,546	(35.8%)	15,417	19,834	(22.3%)
Operating income margin	5.6%	7.8%		7.5%	8.9%

Net sales for the third quarter of 2019 decreased $7.0 million or 9.9% when compared to the prior year quarter. Organic sales growth declined 9.4% while foreign exchange had a negative 0.5% effect on sales.  The organic sales decrease was driven by our Refrigeration business where sales declined over 17.3% primarily due to three factors: lower volume in the retail channel (drug, retail, and dollar stores), slow market conditions for non-buying group dealers, and reduced sales to large chains.  The Refrigeration sales declines were partially offset by sales gains of 13.3% in Scientific due to new product launches. Standex expects a sequential, seasonal revenue increase in the next quarter, but with continued weakness in Refrigeration.  In addition, the Company continues to pursue productivity improvements to address the current market conditions.  The Company is also actively pursuing new Refrigeration business opportunities as well as continuing to promote its new Scientific, pump and display merchandizer product offerings.

Net sales for the nine months ended March 31, 2019 decreased $17.0 million or 7.7% from the same period last year.  The Refrigeration group experienced a 14.8% sales decrease in the first nine months of fiscal year 2019 due to a lower number of scheduled store remodels and higher number of store closures in addition to the factors described above.  Additionally, pump business sales have declined as compared to prior year due to sales decreases in the European espresso market.  Sales declines in Refrigeration and the pump business were partially offset by Scientific sales increases of 12.1% due to increased sales to retail pharmacy customers.

Income from operations decreased $2.0 million or 35.8% in the third quarter of fiscal 2019.  The decrease in operating income is primarily due to decreased sales volume and cost structure issues within the Refrigeration business, which are being addressed.

Income from operations for the nine months ended March 31, 2019 decreased $4.4 million or 22.3% from the same period in the prior year.  This reflected a combination of decreased volume, higher material prices in the pump business, and cost structure issues in Refrigeration which we are addressing through a consolidation of certain production facilities.

Corporate and Other

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2019	2018	Change	2019	2018	Change
Income (loss) from operations:
Corporate	$(6,104)	$(5,733)	(6.4%)	$(17,847)	$(19,090)	6.5%
Acquisition-related costs	(805)	(1,254)	35.8%	(2,352)	(2,962)	20.6%
Restructuring	(549)	(1,060)	48.2%	(1,173)	(5,792)	79.7%

Corporate expenses in the third quarter of fiscal year 2019 increased by $0.4 million, or 6.5%, when compared to the prior year quarter primarily due to increased strategic consulting services partially offset by reduced incentive compensation expenses.

Corporate expenses for the nine months ended March 31, 2019, decreased by $1.2 million, or 6.5%, when compared to the prior year primarily due reduced incentive compensation expenses.

The restructuring and acquisition-related costs have been discussed above in the Company Overview.

Liquidity and Capital Resources

At March 31, 2019, our total cash balance was $96.0 million, of which $78.5 million was held by foreign subsidiaries.  During the year, we have repatriated $43.2 million to the United States from our foreign subsidiaries.  The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Net cash provided by continuing operating activities for the nine months ended March 31, 2019, was $25.0 million compared to net cash provided by continuing operating activities of $26.9 million in the prior year.  We generated $59.5 million from income statement activities and used $34.5 million of cash to fund working capital and other balance sheet increases.  Cash flow used in continuing investing activities for the nine months ended March 31, 2019 totaled $112.1 million.  Uses of investing cash consisted primarily of capital expenditures of $17.8 million and $96.8 million for the acquisitions of Agile and Tenibac.  Cash inflows provided by financing activities for the nine months ended March 31, 2019 were $72.5 million and included net borrowings of $99.0 million partially offset by cash paid for dividends of $7.3 million, stock repurchases of $19.2 million, and an earnout payment of $0.9 million due to the Piazza Rosa sellers.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of March 31, 2019, the Company has used $7.4 million against the letter of credit sub-facility and had the ability to borrow $175.9 million under the facility based on our current trailing twelve-month EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1, an improvement over the interest coverage ratio of 3.0:1 permitted under the previous agreement.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to the lower of $20.0 million or 10% of EBITDA, an increase from the prior agreement’s $7.5 million cap on restructuring expenses.  The new facility continues to allow unlimited non-cash charges including purchase accounting and goodwill adjustments.  At March 31, 2019, the Company’s Interest Coverage Ratio was 8.22:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period.  At March 31, 2019, the Company’s Leverage Ratio was 2.02:1.

As of March 31, 2019, we had borrowings under our facility of $293.0 million and the effective rate of interest for outstanding borrowings under the facility was 3.71%.  Subsequent to the end of the third quarter, on April 1st, we collected $106.9 million in connection with the sale of our Cooking Solutions Group and substantially all of these proceeds were used to repay borrowings under our facility.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect fiscal year 2019 capital spending to be between $35.0 and $36.0 million which includes amounts not spent in fiscal year 2018 and includes $0.8 million for our recent acquisitions.  We also expect that depreciation and amortization expense will be between $21.5 and $22.5 million and $8.5 and $9.5 million, respectively.

In order to manage our interest rate exposure, we are party to $85.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 2.11%.

The following table sets forth our capitalization at March 31, 2019 and June 30, 2018:

(In thousands)	March 31, 2019	June 30, 2018
Long-term debt	$291,725	$193,772
Less cash and cash equivalents	96,041	109,602
Net debt	195,684	84,170
Stockholders' equity	479,617	450,795
Total capitalization	$675,301	$534,965

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $183.6 million at March 31, 2019, as compared to $191.0 million at the most recent measurement date, which occurred as of June 30, 2018.  The next measurement date to determine plan assets and benefit obligations will be on June 30, 2019.

The Company expects to pay $1.3 million in contributions to its defined benefit plans during fiscal 2019.  Contributions of $0.3 million and $0.8 million were made during the three and nine months ended March 31, 2019 equal to the $0.3 million and $0.8 million during the three and nine months ended March 31, 2018, respectively.  Required contributions of $0.8 million will be paid to the Company’s U.K. defined benefit plan during 2019.  The Company also expects to make contributions during the current fiscal year of $0.2 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively.  Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for five retired executives.  Current executives and new hires are not eligible for this program.  At March 31, 2019, the underlying policies had a cash surrender value of $17.8 million and are reported net of loans of $8.7 million for which we have the legal right of offset.

Other Matters

Inflation – Certain of our expenses, such as wages and benefits, occupancy costs and equipment repair and replacement, are subject to normal inflationary pressures.  Inflation for medical costs can impact both our employee benefit costs as well as our reserves for workers' compensation claims.  We monitor the inflationary rate and make adjustments to reserves whenever it is deemed necessary.  Our ability to control worker compensation insurance medical cost inflation is dependent upon our ability to manage claims and purchase insurance coverage to limit the maximum exposure for us.  Each of our segments is subject to the effects of changing raw material costs caused by the underlying commodity price movements.  In general, we do not enter into purchase contracts that extend beyond one operating cycle.  While Standex considers our relationship with our suppliers to be good, there can be no assurances that we will not experience any supply shortage.

Foreign Currency Translation – Our primary functional currencies used by our non-U.S. subsidiaries are the Euro, British Pound Sterling (Pound), Japanese (Yen), and Chinese (Yuan).

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

We are exposed to market risks from changes in interest rates, commodity prices and changes in foreign currency rates.  To reduce these risks, we selectively use, from time to time, financial instruments and other proactive management techniques.  We have internal policies and procedures that place financial instruments under the direction of the Treasurer and restrict all derivative transactions to those intended for hedging purposes only.  The use of financial instruments for trading purposes (except for certain investments in connection with the non-qualified defined contribution plan) or speculation is strictly prohibited.  The Company has no majority-owned subsidiaries that are excluded from the consolidated financial statements.  Further, we have no interests in or relationships with any special purpose entities.

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  Our overall transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  In the nine months ended March 31, 2019, net sales to external customers in our consolidated sales not transacted in functional currency were 2.9%.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as dividend payments, loan payments, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At March 31, 2019, the fair value, in the aggregate, of the Company’s open foreign exchange contracts was a liability of $3.7 million.

Our primary translation risk is with the Euro, British Pound Sterling, Japanese Yen and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at March 31, 2019, would not result in a material change in our operations, financial position, or cash flows.  We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we will use interest rate swap agreements to modify our exposure to interest rate movements.  The Company’s currently effective swap agreements convert our base borrowing rate on $85.0 million of debt due under our Credit Agreement from a variable rate equal to LIBOR to a weighted average rate of 2.11% at March 31, 2019.

The Company’s effective rate on variable-rate borrowings, including the impact of interest rate swaps, under the revolving credit agreement increased from 3.29% at June 30, 2018 to 3.71% at March 31, 2019.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of March 31, 2019, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.

CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition.  As discussed in Note 2 to the consolidated financial statements contained in this Report, the Company acquired all of the outstanding stock of Regional Mfg. Specialists, Inc. (now named Agile Magnetics, Inc.) and Tenibac-Graphion, Inc. during the last year.  These acquisitions represent approximately 4.0% and 3.4% of the Company's consolidated continuing operations revenue for the three and nine months ended March 31, 2019, respectively, and approximately 13.8% of the Company's consolidated assets at March 31, 2019.  Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2019 excludes any evaluation of the internal control over financial reporting of Agile Magnetics and Tenibac-Graphion Inc.

There was no change in the Company's internal control over financial reporting during the quarterly period ended March 31, 2019 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended March 31, 2019
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - January 31, 2019	-	$ -	-	$ 67,938,406

February 1 – February 28, 2019	1,312	$ 79.28	1,312	67,834,396

March 1 – March 31, 2019	-	$ -	-	67,834,396

Total	1,312	$ 79.28	1,312	$ 67,834,396

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

The following materials from this Quarterly Report on Form 10-Q, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

ALL OTHER ITEMS ARE INAPPLICABLE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDEX INTERNATIONAL CORPORATION

Date:	April 30, 2019	/s/ THOMAS D. DEBYLE
Thomas D. DeByle
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	April 30, 2019	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer/Assistant Treasurer

25