Form 10-K
period 2019-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2019-08-27
CIK 310354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
ANNUAL REPORT Pursuant to Section 13 or 15(d)
OF the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2019	Commission File Number 001-07233

STANDEX INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its Charter)

Delaware	31-0596149
(State of incorporation)	(I.R.S. Employer Identification No.)

11 KEEWAYDIN DRIVE, Salem, New Hampshire	03079
(Address of principal executive offices)	(Zip Code)

(603) 893-9701
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, Par Value $1.50 Per Share	SXI	New York Stock Exchange

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES [X]     NO [  ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [  ]     NO [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]     NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [X]     NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer	Non-accelerated filer __	Smaller Reporting Company __
Emerging growth company __

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES [  ]     NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at the close of business on December 31, 2018 was approximately $839,087,807. Registrant’s closing price as reported on the New York Stock Exchange for December 31, 2018 was $67.18 per share.

The number of shares of Registrant's Common Stock outstanding on August 13, 2019 was 12,454,640.

Documents incorporated by reference

Portions of the Proxy Statement for the Registrant’s 2019 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report.

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

We are a leading manufacturer of a variety of products and services for diverse commercial and industrial markets. We have 9 operating business units, aggregated and organized for reporting purposes into five segments: Food Service Equipment, Engraving, Engineering Technologies, Electronics and Hydraulics. Overall management, strategic development and financial control are led by the executive staff at our corporate headquarters in Salem, New Hampshire.

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

●

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

●

We create “Customer Intimacy” by collaborating with our customers in order to develop and deliver custom solutions or engineered components that solve problems for our customers or otherwise meet their needs. This relationship generally provides us with the ability to identify new sales opportunities with our customers, increase profit over time and provide operating margins that enhance shareholder returns. Further, we have made a priority of developing new sales channels and leveraging strategic customer relationships.

●

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

●

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

Description of Segments

Engraving

Standex Engraving Mold-Tech creates textures and surface finishes on tooling to enhance the beauty and function of a wide range of consumer goods and automotive products. Standex Engraving Mold-Tech focuses on continuing to meet the needs of a changing marketplace by offering experienced craftsmanship while investing in new technologies. Our growth strategy is to continue to expand our capacity to service our customers both organically and inorganically across our global market and to innovate new technologies to enhance the functionalization of surface textures. We are one company operating in 27 countries using the same approach in service of our customers to guarantee harmony on global programs.

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

Specialized Standex Engraving Mold-Tech companies and brands also include:

●	Piazza Rosa and World Client Services which offer laser engraving and tool finishing in Europe and Mexico.
●

Innovent, located in North America and Europe, is a specialized supplier of tools and machines used to produce diapers and products that contain absorbent materials between layers of non-woven fabric. This engineering and manufacturing company provides innovative solutions to hygiene, aerospace and various industrial clients around the world.

Tenibac-Graphion provides additional texturizing and protyping capabilities in North America and China.
GS Engineering provides us with cutting edge technology to rapidly produce molds for the creation of the soft-touch surfaces rapidly gaining favor with automotive manufacturers.

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

Tool Enhancement services increase the wear resistance of the mold. Processes include advanced tool finishing services, anti-scratch, laser hardening in localized areas, Tribocoat® and Release Coat.

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

Nickel Shell Molds are specifically designed to withstand extreme production conditions and extend the life of the mold. Slush molds, IMG molds, IMGL molds and IMC molds are also produced. Standex Engraving Mold-Tech is the leading nickel shell supplier in three global locations: Portugal, USA and China.

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

Components are manufactured in plants located in the USA, Mexico, the U.K., Germany, Japan, China and India.

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

Brands

Business unit names are Standex Electronics, Standex-Meder Electronics, Northlake Engineering, Agile Magnetics Standex Electronics Japan, and world renown reed switch product brands of MEDER, KENT, and KOFU switches.

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

Customers

The business sells to a wide variety of automotive, industrial, medical, power and consumer goods customers globally through a direct sales force, regional sales managers, and field applications engineers, commissioned agents, representative groups, and distribution channels

Engineering Technologies

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

We plan to grow the Engineering Technologies Group by identifying new cutting-edge solutions for our metal-forming capabilities in existing and adjacent markets via customer and research collaboration.

Our segment is comprised of two businesses including Spincraft, with locations in North Billerica, MA, New Berlin, WI, and Newcastle upon Tyne in the U.K, as well as Enginetics, located in Huber Heights, OH.

Markets and Applications

Engineering Technologies Group products serve applications within the space, aviation, defense, energy, medical, and general industrial markets.

-	The space market we serve is comprised of components for space launch systems,
-	Our aviation market includes a large portfolio of components and assemblies for OEM turbine engines,
-	The defense market we serve covers a wide spectrum of metal applications,
-	The energy market includes components and assemblies for new and MRO gas turbines, as well as solutions for oil & gas exploration operations.

Brands

This business unit’s names are Spincraft and Enginetics.

Products

-	fuel tanks, tank domes, combustion liners, nozzles, and crew vehicle structures
-	seals, heat shields, and combustor elements, as well as aerostructures, including air intake lipskins
-	missile nose cones and fabrications, large dimension exhaust systems, navy-nuclear propulsion, and others
-	components and assemblies for new and MRO gas turbines, as well as solutions for oil & gas exploration operations
-	MRI scanner vessel ends, shields, and centrifuge bowls

Customers

Engineering Technologies components are sold directly to large space, aviation, defense, energy and medical companies, or suppliers to those companies.

Hydraulics

The Hydraulics segment is a leading global manufacturer of mobile hydraulic cylinders and complete hydraulic systems for the heavy off-road construction and refuse markets.

We are focused on custom designs and manufacturing of products that meet customer specific requirements or applications. Our in house custom design abilities and responsiveness to our customers’ needs drive our top line growth opportunities.  We leverage our full line of products for the dump truck and trailer market and deep expertise in their application to expand into new markets, targeting the most challenging custom applications.  Our flexible design capability, global supply chain and speed to market enable us to be successful in our expansion efforts.  Our team is dedicated to superior customer service through our technical engineering support and on-time delivery.

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

Food Service Equipment

Food Service Equipment is a provider of refrigeration, display merchandising and component pumps for the Commercial Food Service and Life Sciences markets.

Our products are used throughout the entire commercial food service process – from storage, to preparation, and to display. We focus on the challenges of enabling retail and food service establishments to provide food and beverages that are fresh and appealing while at the same time providing for food safety, and energy efficiency. In the scientific markets, our product portfolio is used to control the temperatures of critical health care products, medicines and laboratory samples.

In recent years, much of this segment (with the exception of Scientific) has experienced head winds and operational challenges—especially with regard to standard products. We have invested in order to improve margin performance in these standard products businesses. At the same time, we plan to invest in further growing our differentiated products businesses through new product development, geographic expansion and selective acquisitions.

Food Service Locations

Food Service Equipment and Scientific products are manufactured in Hudson, WI; New Albany, MS; Summerville, SC; Belleville, WI; and Mountmellick, Ireland.

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

Brands

NorLake®, Master-Bilt®, Lab Research products (LRP), American BioTech Supply (ABS), Cryosafe, CryoGuard, NorLake Scientific®, Federal and Procon®.

Products

●	refrigerated reach-in and under counter refrigerated cabinets, cases, display units, walk-in coolers and freezers;
●	cold storage equipment for use in the life sciences
●	merchandizing display cases for bakery, deli and confectionary products; and
●	pump systems used in beverage and industrial fluid handling applications.

Customers

Food Service Equipment products are sold to end-users, dealers, buying groups, consultants, government agencies and manufacturers.

Working Capital

Our primary source of working capital is the cash generated from continuing operations. No segments require any special working capital needs outside of the normal course of business.

Competition

Standex manufactures and markets products many of which have achieved a unique or leadership position in their market, however, we encounter competition in varying degrees in all product groups and for each product line. Competitors include domestic and foreign producers of the same and similar products. The principal methods of competition are product performance and technology, price, delivery schedule, quality of services, and other terms and conditions.

International Operations

We have international operations in all of our business segments. International operations are conducted at 69 locations, in Europe, Canada, China, Japan, India, Southeast Asia, Korea, Mexico, Brazil, and South Africa. See the Notes to Consolidated Financial Statements for international operations financial data. Our net sales from continuing international operations decreased from 36% in 2018 to 34% in 2019. International operations are subject to certain inherent risks in connection with the conduct of business in foreign countries including, exchange controls, price controls, limitations on participation in local enterprises, nationalizations, expropriation and other governmental action, restrictions of repatriation of earnings, and changes in currency exchange rates.

Research and Development

We develop and design new products to meet customer needs in order to offer enhanced products or to provide customized solutions for customers. Developing new and improved products, broadening the application of established products, and continuing efforts to improve our methods, processes, and equipment continues to drive our success. However, due to the nature of our manufacturing operations and the types of products manufactured, expenditures for research and development are not significant to any individual segment or in the aggregate. Research and development costs are quantified in the Notes to Consolidated Financial Statements.

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

Financial Information about Geographic Areas

Information regarding revenues from external customers attributed to the United States, all foreign countries and any individual foreign country, if material, is contained in the Notes to Consolidated Financial Statements,“Industry Segment Information.”

Number of Employees

As of June 30, 2019, we employed approximately 5,000 employees of which approximately 2,200 were in the United States.About 393 of our U.S. employees were represented by unions. Approximately 35% of our production workforce is situated in low-cost manufacturing regions such as Mexico and Asia.

Executive Officers of Standex

The executive officers of the Company as of June 30, 2019 were as follows:

Name	Age	Principal Occupation During the Past Five Years

David Dunbar	57	President and Chief Executive Officer of the Company since January 2014. President of the Valves and Controls global business unit of Pentair Ltd from 2009 through 2013.

Thomas D. DeByle	59	Vice President and Chief Financial Officer of the Company since March 2008.

Alan J. Glass	55	Vice President, Chief Legal Officer and Secretary of the Company since April 2016. Vice President, General Counsel and Secretary of CIRCOR International, Inc. from 2000 through 2016.

Sean Valashinas	48	Chief Accounting Officer and Assistant Treasurer of the Company since October 2007.

Paul Burns	46	Vice President of Strategy and Business Development since July 2015, Director of Corporate Development and Global Mergers & Acquisitions at General Motors from 2013 through 2015.

Annemarie Bell	55	Vice President of Human Resources since June 2019, Interim Vice President of Human Resources from October 2018 through June 2019; Vice President of Human Resources for four of Standex business units from October 2015 through October 2018, Director of Human Resources and Human Resources Business Partner at PerkinElmer from 2007 through 2015.

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

We rely on our credit facility to provide us with sufficient capital to operate our businesses and to fund acquisitions.

We rely on our revolving credit facility, in part along with operating cash flow, to provide us with sufficient capital to operate our businesses and to fund acquisitions. The availability of borrowings under our revolving credit facility is dependent upon our compliance with the covenants set forth in the facility, including the maintenance of certain financial ratios. Our ability to comply with these covenants is dependent upon our future performance, which is subject to economic conditions in our markets along with factors that are beyond our control. Violation of those covenants could result in our lenders restricting or terminating our borrowing ability under our credit facility, cause us to be liable for covenant waiver fees or other obligations, or trigger an event of default under the terms of our credit facility, which could result in acceleration of the debt under the facility and require prepayment of the debt before its due date. Even if new financing is available, in the event of a default under our current credit facility, the interest rate charged on any new borrowing could be substantially higher than under the current credit facility, thus adversely affecting our overall financial condition. If our lenders reduce or terminate our access to amounts under our credit facility, we may not have sufficient capital to fund our working capital needs and/or acquisitions or we may need to secure additional capital or financing to fund our working capital requirements or to repay outstanding debt under our credit facility or to fund acquisitions.

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

We operate in 69 locations outside of the United States in Europe, Canada, China, Japan, India, Singapore, Korea, Mexico, Brazil, Turkey, Malaysia, and South Africa. If we are unable to successfully manage the risks inherent to the operation and expansion of our global businesses, those risks could have a material adverse effect on our results of operations, cashflow or financial condition. These international business risks include:

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

Our businesses operate in highly competitive markets. To compete effectively, we must retain long standing relationships with significant customers, offer attractive pricing, maintain product quality, meet customer delivery requirements, develop enhancements to products that offer performance features that are superior to our competitors and which maintain our brand recognition, continue to automate our manufacturing capabilities, continue to grow our business by establishing relationships with new customers, diversify into emerging markets and penetrate new markets. In addition, many of our businesses experience sales churn as customers seek lower cost suppliers. We attempt to offset this churn through our continual pursuit of new business opportunities. However, if we are unable to compete effectively or succeed in our pursuit of new business opportunities, our net sales, profitability and cash flows could decline. Pricing pressures resulting from competition may adversely affect our net sales and profitability.

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

We purchase large quantities of steel, aluminum, refrigeration components, freight services, foam insulation and other metal commodities for the manufacture of our products. We also purchase significant quantities of relatively rare elements used in the manufacture of certain of our electronics products. Historically, prices for commodities and rare elements have fluctuated, and we are unable to enter into long term contracts or other arrangements to hedge the risk of price increases in many of these commodities. Significant price increases for these commodities and rare elements could adversely affect our operating profits if we cannot timely mitigate the price increases by successfully sourcing lower cost commodities or rare elements or by passing the increased costs on to customers. Shortages or other disruptions in the supply of these commodities or rare elements could delay sales or increase costs.

Current and threatened tariffs on components and finished goods from China and other countries could result in lower net sales, profits and cash flows and could impair the value of our investments in our Chinese operations.

As part of our low-cost country sourcing strategy, we (i) maintain manufacturing facilities in China and (ii) import certain components and finished goods from our own facilities and third-party suppliers in China. Many of the components and finished goods we import from China are subject to tariffs recently enacted by the United States government as well as additional proposed tariffs. While we attempt to pass on these additional costs to our customers, competitive factors (including competitors who import from other countries not subject to such tariffs) may limit our ability to sustain price increases and, as a result, may adversely impact our net sales, profits and cash flows. The maintenance of such tariffs over the long-term also could impair the value of our investments in our Chinese operations. In addition, the imposition of tariffs may influence the sourcing habits of certain end users of our products and services which, in turn, could have a direct impact on the requirements of our direct customers for our products and services. Such an impact could adversely affect our net sales, profits and cash flows.

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

We may experience difficulties in integrating acquisitions.

Integration of acquired companies involves several risks, including:

•	inability to operate acquired businesses profitably;
•	failure to accomplish strategic objectives for those acquisitions;
•	unanticipated costs relating to acquisitions or to the integration of the acquired businesses;
•	difficulties in achieving planned cost savings synergies and growth opportunities; and
•	possible future impairment charges for goodwill and non-amortizable intangible assets that are recorded as a function of acquisitions.

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

Our results could be adversely affected by natural disasters, political crises, or other catastrophic events.

Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, and other adverse weather and climate conditions; political crises, such as terrorist attacks, war, labor unrest, and other political instability; or other catastrophic events, such as disasters occurring at our suppliers' manufacturing facilities, whether occurring in the United States or internationally, could disrupt our operations or the operations of one or more of our suppliers. Certain of our key manufacturing facilities are located in geographic areas with a higher than nominal risk of earthquake and flood. To the extent any of these events occur, our operations and financial results could be adversely affected.

We depend on our key personnel and the loss of their services may adversely affect our business.

We believe that our success depends on our ability to hire new talent and the continued employment of our senior management team and other key personnel. If one or more members of our senior management team or other key personnel were unable or unwilling to continue in their present positions, our business could be seriously harmed. In addition, if any of our key personnel joins a competitor or forms a competing company, some of our customers might choose to use the services of that competitor or those of a new company instead of our own. Other companies seeking to develop capabilities and products or services similar to ours may hire away some of our key personnel. If we are unable to maintain our key personnel and attract new employees, the execution of our business strategy may be hindered and our growth limited.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have a total of 108 facilities, of which we operate 91 manufacturing plants and warehouses located throughout the United States, Europe, Canada, Southeast Asia, Korea, Japan, China, India, Brazil, South Africa, and Mexico. The Company owns 22 of the facilities and the balance are leased. For the year ended June 30, 2019 the approximate building space utilized by each segment is as follows:

		Area in Square Feet (in thousands)
Segment location	Number of Facilities	Leased	Owned	Total
Asia Pacific	17	328	-	328
EMEA(1)	21	362	36	398
Other Americas	6	89	-	89
United States	11	142	134	276
Engraving	55	921	170	1,091
Asia Pacific	11	77	29	106
EMEA(1)	5	34	66	100
Other Americas	2	5	56	61
United States	5	100	30	130
Electronics	23	216	181	397
EMEA(1)	3	80	-	80
United States	6	243	171	414
Engineering Technologies	9	323	171	494
Asia Pacific	2	76	-	76
Other Americas	1	1	-	1
United States	5	15	101	116
Hydraulics	8	92	101	193
EMEA(1)	1	13	-	13
United States	11	378	597	975
Food Service Equipment	12	391	597	988
United States	1	12	-	12
Corporate & Other	1	12	-	12
Total	108	1,955	1,220	3,175

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

PART II

Item 5. Market for Standex Common Stock

Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market in which the Common Stock of Standex is traded is the New York Stock Exchange under the ticker symbol “SXI”. The high and low sales prices for the Common Stock on the New York Stock Exchange and the dividends paid per Common Share for each quarter in the last two fiscal years are as follows:

	Common Stock Price Range				Dividends Per Share
	2019		2018
Year Ended June 30	High	Low	High	Low	2019	2018
First quarter	$114.20	$99.95	$109.30	$89.70	$0.18	$0.16
Second quarter	109.77	62.02	110.00	98.38	0.20	0.18
Third quarter	83.18	66.02	106.90	93.15	0.20	0.18
Fourth quarter	76.78	62.79	106.40	89.40	0.20	0.18

The approximate number of stockholders of record on July 31, 2019 was 1,625.

Additional information regarding our equity compensation plans is presented in the Notes to Consolidated Financial Statements under the caption “Stock-Based Compensation and Purchase Plans” and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities (1)
Quarter Ended June 30, 2019
Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2019	-	$-	-	$67,834,396
May 1 - May 31, 2019	202,216	69.93	202,216	53,693,431
June 1 - June 30, 2019	150	90.26	150	53,679,892
TOTAL	202,366	$69.95	202,366	$53,679,892

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

The following graph compares the cumulative total stockholder return on the Company’s Common Stock as of the end of each of the last five fiscal years, with the cumulative total stockholder return on the Standard & Poor’s Small Cap 600 (Industrial Segment) Index and on the Russell 2000 Index, assuming an investment of $100 in each at their closing prices on June 30, 2014 and the reinvestment of all dividends.

Item 6. Selected Consolidated Financial Data

Selected financial data for the five years ended June 30, is as follows:

See Item 7 for discussions on comparability of the below.

	2019	2018	2017	2016	2015
SUMMARY OF OPERATIONS (in thousands)
Net sales
Engraving	$149,693	$136,275	$105,943	$124,120	$110,781
Electronics	204,073	196,291	136,689	118,319	114,196
Engineering Technologies	105,270	90,781	90,506	82,235	97,018
Hydraulics	53,943	48,169	41,150	45,045	41,441
Food Service Equipment	278,600	298,936	273,597	262,705	290,085
Total	791,579	770,452	647,885	632,424	653,521
Gross profit	$268,060	$269,602	$215,553	$210,191	$214,554
Operating income (loss)
Engraving	$23,996	$29,618	$26,139	$30,214	$24,996
Electronics	41,227	45,501	27,855	21,323	21,143
Engineering Technologies	11,169	6,506	9,758	8,328	13,165
Hydraulics	8,891	7,398	6,802	8,047	7,139
Food Service Equipment	22,773	28,131	23,633	28,242	35,067
Restructuring (1)	(1,635)	(6,964)	(5,761)	(2,064)	(869)
Acquisition related expenses	(3,075)	(3,749)	(7,843)	-	-
Other operating income (expense), net	(500)	-	-	(7,067)	473
Corporate and Other	(24,729)	(26,430)	(23,664)	(23,829)	(20,499)
Total	$78,117	$80,011	$56,919	$63,194	$80,615
Interest expense	(10,760)	(8,029)	(4,043)	(2,871)	(3,161)
Other non-operating (loss) income	(1,744)	(1,735)	(1,917)	(2,113)	(1,642)
Provision for income taxes	(18,424)	(38,904)	(11,822)	(13,784)	(21,081)
Income from continuing operations	47,189	31,343	39,137	44,426	54,731
Income/(loss) from discontinued operations	20,725	5,261	7,408	7,630	12
Net income	$67,914	$36,604	$46,545	$52,056	$54,743

(1) See discussion of restructuring activities in Note 16 of the consolidated financial statements.

	2019	2018	2017	2016	2015
PER SHARE DATA
Basic
Income from continuing operations	$3.75	$2.47	$3.09	$3.50	$4.32
Income/(loss) from discontinued operations	1.65	0.41	0.59	0.61	0.01
Total	$5.40	$2.88	$3.68	$4.11	$4.33

Diluted
Income from continuing operations	$3.74	$2.45	$3.07	$3.48	$4.27
Income/(loss) from discontinued operations	1.64	0.41	0.58	0.60	0.00
Total	$5.38	$2.86	$3.65	$4.08	$4.27

Dividends declared	$0.78	$0.70	$0.62	$0.54	$0.46

	2019	2018	2017	2016	2015
BALANCE SHEET (in thousands)
Total assets	$921,889	$916,937	$867,676	$690,457	$659,063

Accounts receivable	119,589	119,783	114,219	88,878	93,865
Inventories	88,645	104,300	96,085	81,402	84,696
Accounts payable	72,603	78,947	82,146	61,820	68,544
Goodwill	281,503	211,751	202,679	117,343	114,721

Long-term debt	$197,610	$193,772	$191,976	$92,114	$101,753
Total debt	197,610	193,772	191,976	92,114	101,753
Less cash	93,145	109,602	88,566	121,988	96,128
Net debt (cash)	$104,465	$84,170	$103,410	$(29,874)	$5,625

Stockholders' equity	$464,313	$450,795	$408,664	$369,959	$348,570

KEY STATISTICS	2019	2018	2017	2016	2015
Gross profit margin	33.9%	35.0%	33.3%	33.2%	32.8%
Operating income margin	9.9%	10.4%	8.8%	10.0%	12.3%

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading manufacturer of a variety of products and services for diverse commercial and industrial markets.  We have nine operating business units, aggregated and organized for reporting purposes into five reportable segments:  Engraving, Electronics, Engineering Technologies, Hydraulics and Food Service Equipment.  Overall management, strategic development and financial control are led by the executive staff at our corporate headquarters located in Salem, New Hampshire.

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

●

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

As part of our ongoing strategy:

o

During the first quarter of 2019, the Company decided to divest its Cooking Solutions Group, which consisted of three operating segments, Associated American Industries, BKI, and Ultrafryer, and a minority interest investment.  We completed this divestiture during the third quarter of 2019 and received proceeds for the sale on the first day of the fourth quarter.  In connection with the divestiture efforts, we also sold our minority interest in a European oven manufacturer back to the majority owners.  Results of the Cooking Solutions Group in current and prior periods have been classified as discontinued operations in the Consolidated Financial Statements.

o

In April 2019, we acquired Ohio-based Genius Solutions Engineering Company (d/b/a GS Engineering), a provider of specialized “soft surface” skin texturized tooling, primarily serving the automotive end market. GS Engineering brings us critical proprietary technologies that offer significant advantages in creating tools for “soft surface” components which are used increasingly in vehicle interiors. The tooling for soft surface products offered by GS is highly complementary to our current industry-leading capabilities in texturing molds and tools used to create “hard surface” components. This technology also complements and enables us to improve our existing nickel shell technology that produces soft surface tooling. We intend to immediately introduce the GS technology across our global production footprint which will enable customers worldwide to benefit from a combined offering for harmonized designs across a variety of surfaces and materials. GS operates one facility in Ohio and its results are reported within our Engraving segment.

o

In September 2018, we acquired New Hampshire-based Regional Mfg. Specialists, Inc. (now named Agile Magnetics, Inc.), a provider of high-reliability magnetics.  The addition of Agile Magnetics is an important step forward in building out the high reliability magnetics business of Standex Electronics. As a result of this combination, we have broadened our exposure to several high-growth end-markets and added a valuable manufacturing and sales base in the Northeast. Additionally, we can now offer complementary products from Standex’s broader portfolio to Agile’s customer base.  Agile Magnetics products include transformers, inductors and coils for mission critical applications for blue chip OEMs in the semiconductor, military, aerospace, healthcare, and industrial markets. Agile operates one manufacturing facility in New Hampshire and its results are reported within our Electronics segment.

o

In August 2018, we acquired Michigan-based Tenibac-Graphion, Inc., a provider of chemical and laser texturing services.  The combination of Tenibac and Standex Engraving will expand services available to customers, increase responsiveness to customer demands, and drive innovative approaches to solving customer needs.  The combined customer base now has access to the full line of mold and tool services, such as the Architexture design consultancy,chemical and laser engraving, tool finishing, and tool enhancements.  Tenibac serves automotive, packaging, medical and consumer products customers, and operates three facilities, two in Michigan and one in China. The Tenibac results are reported within our Engraving segment.

o

We acquired Italy-based Piazza Rosa Group (“Piazza Rosa”) in July 2017.  The privately held company is a leading provider of mold, tool treatment and finishing services for the automotive and consumer products markets.  The combination of these competencies with Standex Engraving’s worldwide presence and texturizing capabilities creates a global tool finishing service leader and provides additional opportunities in the broader surface engineering market. The Piazza Rosa Group’s results are reported within our Engraving segment.

●

We develop “Customer Intimacy” by utilizing the Standex Growth Disciplines to partner with our customers in order to develop and deliver custom solutions or engineered components.  By partnering with our customers during long-term product development cycles, we become an extension of their development teams.  Through this Partner, Solve, Deliver ® methodology, we are able to secure our position as a preferred long-term solution provider for our products and components.  This strategy results in increased sales and operating margins that enhance shareholder returns.

●

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

●

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

Restructuring expenses reflect costs associated with the Company’s efforts of continuously improving operational efficiency and expanding globally in order to remain competitive in our end-user markets.  We incur costs for actions to size our businesses to a level appropriate for current economic conditions, improve our cost structure, enhance our competitive position and increase operating margins.  Such expenses include costs for moving facilities to locations that allow for lower fixed and variable costs, external consultants who provide additional expertise starting up plants after relocation, downsizing operations because of changing economic conditions, and other costs resulting from asset redeployment decisions.  Shutdown costs include severance, benefits, stay bonuses, lease and contract terminations, asset write-downs, costs of moving fixed assets, and moving and relocation costs. Vacant facility costs include maintenance, utilities, property taxes and other costs.

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

Unless otherwise noted, references to years are to fiscal years.

Consolidated Results from Continuing Operations (in thousands):

	2019	2018	2017
Net sales	$791,579	$770,452	$647,885
Gross profit margin	33.9%	35.0%	33.3%
Restructuring costs	(1,635)	(6,964)	(5,761)
Acquisition related expenses	(3,075)	(3,749)	(7,843)
Income from operations	78,117	80,011	56,919

Backlog (realizable within 1 year)	$205,175	$204,683	$185,180

	2019	2018	2017
Net sales	$791,579	$770,452	$647,885
Components of change in sales:
Effect of acquisitions	29,122	59,855	38,498
Effect of exchange rates	(12,041)	14,394	(6,195)
Effect of business divestitures	-	-	(17,446)
Organic sales growth	4,046	48,318	608

Net sales for the fiscal year 2019 increased by $21.1 million, or 2.7%, when compared to the prior year.  Incremental sales from our recent acquisitions accounted for $29.1 million or 3.8% of the increase, while organic sales gains accounted for $4.0 million or 0.5%.  Changes in foreign exchange rates contributed to sales declines of $12.0 million or 1.6%. The organic sales increases occurred in all of our segments except the Food Service Equipment Group.

Net sales for the fiscal year 2018 increased by $122.6 million, or 18.9%, when compared to the prior year. Incremental sales increases from our recent acquisitions accounted for $59.9 million or 9.2%, while increased organic sales accounted for $48.3 million or 7.5%. We also recognized sales growth of $14.4 million or 2.2% related to favorable foreign exchange impacts. The organic sales increases occurred in all segments except Engineering Technologies.

Gross Profit Margin

Gross margin in 2019 declined to 33.9% as compared to 35.0% in 2018 as a result of incremental purchase accounting,  material and wage inflation, manufacturing inefficiencies, country specific site performance and an asset impairment charge. Gross Margins are anticipated to improve in FY 20 as cost reduction activities have been put in place along with the non-repeating onetime items.

During 2018, gross margin increased to 35.0% as compared to 33.3% in 2017. Gross margin increases during fiscal year 2018 were primarily driven by the leverage on our 7.5% organic sales increase.

Restructuring Charges and Acquisition Related Expenses

During fiscal year 2019, we incurred restructuring expenses of $1.6 million primarily related to restructuring efforts that are intended to improve profitability, streamline production and enhance capacity to support future growth. These efforts include approximately $0.6 million related to headcount reductions and the closure of an unprofitable European Engraving site.

Acquisition related expenses in fiscal year 2019 were $3.6 million. These expenses were comprised primarily of $2.8 million for deferred compensation earned by the Horizon Scientific seller during the year. Because these payments are contingent on the seller remaining an employee of the Company, they are treated as compensation expense. Other acquisition related expenses consist of due diligence and valuation expenses incurred during the acquisition of Tenibac, Agile, and GS Engineering.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses, (“SG&A”) for the fiscal year 2019 were $184.7 million, or 23.3% of sales compared to $178.9 million, or 23.2% of sales during the prior year. SG&A expenses were impacted by on-going expenses related to our fiscal year 2019 acquisitions of $7.4 million partially offset by a decrease in distribution and selling expenses of $2.0 million due to sales mix, and a $1.7 million reduction in corporate expenses.

Selling, general, and administrative expenses, (“SG&A”) for the fiscal year 2018 were $178.9 million, or 23.2% of sales compared to $145.0 million, or 22.4% of sales during the prior year. SG&A expenses were impacted by: (i) on-going SG&A expenses related to our recent acquisitions of $7.8 million, (ii) an increase in distribution and selling expenses of $10.2 million, (iii) an increase in administrative expenses related to investments to support our recent acquisitions and growth laneways and (iv) a $3.1 million increase in administrative compensation costs due to improved performance.

Income from Operations

Income from operations for the fiscal year 2019 was $78.1 million, compared to $80.0 million during the prior year. The $1.9 million decrease, or 2.4%, is primarily due to material and wage inflation, and business mix, partially offset by lower restructuring costs.

Income from operations for the fiscal year 2018 was $80.0 million, compared to $56.9 million during the prior year. The $23.1 million increase, or 40.6%, is primarily due to increased sales volume, including 7.5% organic sales growth and 9.2% growth attributed to our recent acquisitions. The increase in operating income is also partially due to the reduction in acquisition related expenses of $4.1 million as compared to fiscal year 2017.

Discussion of the performance of each of our reportable segments is fully explained in the segment analysis that follows.

Interest Expense

Interest expense for the fiscal year 2019 was $10.8 million, an increase of $2.7 million as compared to the prior year.  Increased interest expense was a result of higher borrowing costs and an increase in average outstanding borrowings for the year, primarily to fund acquisition activity.  Our effective interest rate of 3.88% was 59 basis points or 18% higher than the 2018 effective interest rate of 3.29%.

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

Income Taxes

The Company's income tax provision from continuing operations for fiscal year 2019 was $18.4 million, or an effective rate of 28.1% compared to $38.9 million, or an effective rate of 55.4% for fiscal year 2018, and $11.8 million, or an effective rate of 23.2% for the year ended June 30, 2017. Changes in the effective tax rate from period to period may be significant as they depend on many factors including, but not limited to, the amount of the Company's income or loss, the mix of income earned in the U.S. versus in foreign jurisdictions, the effective tax rate in each of the countries in which we earn income, and any one-time tax issues which occur during the period.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2019 was impacted by the following items: (i) $2.1 million of expenses related to expected foreign withholding taxes on cash repatriation (ii) a tax expense of $0.3 million related to the elimination of the performance based compensation exception for executive compensation under Sec. 162(m) of the Internal Revenue Code, offset by (iii) a tax benefit of $0.8 million related to the impact of the Sec. 965 toll tax.

During the second quarter of fiscal year 2019, the Company recorded a tax benefit of approximately $0.8 million to its provision for income taxes related to a mandatory deemed repatriation of foreign earnings and considers the toll tax calculation to be complete.

The provision for fiscal year ending June 30, 2019 was impacted by several law changes implemented by the Act such as the repeal of the Section 199 manufacturing deduction, changes to the calculation for Section 162(m) executive compensation deduction, interest deduction limitation and the Global Intangible Low Taxed Income (GILTI) provision.  As allowed under US GAAP, the Company has elected to treat any taxes due on future U.S. inclusions in taxable income under the GILTI provision as a current-period expense when incurred.  The Company will continue to monitor guidance regarding these changes for any impacts that the changes might have on future period financial statements.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2018 was impacted by the following items: (i) a tax expense of $11.7 million related to the impact of the Sec. 965 toll tax, (ii) a tax expense of $1.3 million related to a revaluation of deferred taxes due to the federal rate reduction, and (iii) a tax expense of $7.8 million related to expected foreign withholding taxes on cash repatriation.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act” or “TCJA”) was passed which, among other things, reduced the federal corporate tax rate to 21.0% effective for taxable years starting on or after January 1, 2018.  For transition year ending June 30, 2018, the Company recorded federal taxes using a blended federal rate of 28.0%.  For the year ending June 30, 2019, the Company recorded federal taxes at a federal rate of 21.0%.

Capital Expenditures

Capital spending is focused on growth initiatives, cost reduction, and upgrades to extend the capabilities of our capital assets.  In general, we anticipate our capital expenditures over the long term will be approximately 3% to 4% of net sales.

During 2019, capital expenditures increased to $34.5 million or 4.4% of net sales, as compared to $25.6 million, or 3.3%, of net sales in the prior year.  Capital spending in 2019 included $5.8 million for a new Electronics facility in Cincinnati which replaced a legacy facility sold in fiscal year 2018.  We expect 2020 capital spending to be between $33 million and $34 million which includes $2.0 million allocated to begin construction for a new Electronics facility in Germany to replace a legacy facility sold in fiscal year 2019.

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

Backlog orders in place at June 30, 2019 and 2018 are as follows (in thousands):

	As of June 30, 2019		As of June 30, 2018
	Total	Backlog under	Total	Backlog under
	Backlog	1 year	Backlog	1 year
Engraving	$22,160	$22,160	$19,279	$19,269
Electronics	62,381	56,243	69,059	64,180
Engineering Technologies	113,714	79,062	98,289	74,199
Hydraulics	13,440	13,440	14,481	14,377
Food Service Equipment	37,724	34,270	36,130	32,658
Total	$249,419	$205,175	$237,238	$204,683

Backlog realizable within one year increased $0.5 million, or 0.2% to $205.2 million at June 30, 2019 from $204.7 million at June 30, 2018.

Segment Analysis (in thousands)

Engraving

	2019 compared to 2018			2018 compared to 2017
(in thousands except			%			%
percentages)	2019	2018	Change	2018	2017	Change
Net sales	$149,693	$136,275	9.8%	$136,275	$105,943	28.6%
Income from operations	23,996	29,618	(19.0)%	29,618	26,139	13.3%
Operating income margin	16.0%	21.7%		21.7%	24.7%

Net sales for fiscal year 2019 increased by $13.4 million or 9.8% compared to the prior year. Growth was driven by two acquisitions which contributed $19.8 million or 14.5%.  Organic sales were nearly flat as compared to prior year while currency negatively impacted sales by 4.8%.  We expect sales growth in fiscal year 2020 due to an increase in the number of new automotive launches along with the introduction of soft skin and tool finishing offerings throughout our global sales network.

Net sales for fiscal year 2018 increased by $30.3 million or 28.6% compared to the prior year with an organic growth rate of 10.2%.  The Piazza Rosa Group acquisition contributed sales $13.2 million or 12.5%. Sales in our Mold-Tech businesses grew due to launches of new automotive models in the current year. New technologies sales of Architexture, laser, nickel shell, finishing and treatment grew by $17.8 million or 139% during the year.

Income from operations in fiscal year 2019 decreased by $5.6 million, or 19.0%, when compared to the prior year. The decrease was primarily due to an unfavorable geographic mix, lower automotive sales in North America, reduced demand at our higher profit China facilities due to concerns regarding trade conflicts, and the increased costs associated with the integration process following the Tenibac acquisition. Based on a strategic analysis, we have decided to close underperforming sites and reduce administrative headcount. In fiscal 2020, we expect positive results from organic growth, returns from acquisitions and a positive impact from the reorganization efforts. Upon completion, we anticipate that these actions will save $2.7 million on an annual basis by the end of the second quarter in fiscal 2020.

Income from operations in fiscal year 2018 increased by $3.5 million, or 13.3%, when compared to the prior year. While overall operating income improved due to our new product offerings, these offerings required up-front investments which negatively impacted operating income margins for the year.

Electronics

	2019 compared to 2018			2018 compared to 2017
(in thousands except			%			%
percentages)	2019	2018	Change	2018	2017	Change
Net sales	$204,073	$196,291	4.0%	$196,291	$136,689	43.6%
Income from operations	41,227	45,501	(9.4)%	45,501	27,855	63.3%
Operating income margin	20.2%	23.2%		23.2%	20.4%

Net sales in fiscal year 2019 increased $7.8 million, or 4.0%, when compared to the prior year with organic sales growth contributing $2.6 million, or 1.3%. The sales impact of the Agile Magnetics acquisition was $9.3 million and foreign exchange rates unfavorably affected sales by $4.2 million or 2.1%. We anticipate a sales volume decline in the first half of fiscal year 2020 due to customer inventory corrections, trade war impacts, and lower automotive market demand followed by a modest recovery in the second half of the fiscal year.

Net sales in the fiscal year 2018 increased $59.6 million, or 43.6%, when compared to the prior year.  Organic sales growth was $16.6 million, or 12.1%. The sales impact of the Standex Electronics Japan (“SEJ”) reed switch operation, acquired March 31, 2017, as compared to the prior year was $37.1 million. Foreign exchange rates favorably affected sales by $5.9 million for the year.  Organic sales growth was strong in all major geographic areas and all major product lines with particular strength in sensors and reed switches.

Income from operations in the fiscal year 2019 decreased $4.3 million, or 9.4%, when compared to the prior year. The operating income decline was due to government mandated wage increases in our Mexico operation, platinum group metal material increases, acquisition purchase accounting of $0.3 million, and India facility start-up costs, partially offset by cost saving initiatives.

Income from operations in the fiscal year 2018 increased $17.6 million, or 63.3%, when compared to the prior year.  The operating improvements were a result of the acquisition of SEJ reed switch business, along with operating efficiencies, product mix and higher organic sales growth in our base business, and the absence of $2.3 million of purchase accounting expenses from the prior year.

Engineering Technologies

	2019 compared to 2018			2018 compared to 2017
(in thousands except			%			%
percentages)	2019	2018	Change	2018	2017	Change
Net sales	$105,270	$90,781	16.0%	$90,781	$90,506	0.3%
Income from operations	11,169	6,506	71.7%	6,506	9,758	(33.3)%
Operating income margin	10.6%	7.2%		7.2%	10.8%

Net sales in the fiscal year 2019 increased $14.5 million or 16.0% when compared to the prior year. Sales distribution by market in 2019 was as follows: 46% aviation, 26% space, 13% oil and gas, 8% defense, 5% medical, and 2% other markets. Aviation sales grew 9.0% from the prior year due to sales on new aircraft and engine platforms. Space market sales increased 13.5% from the prior year driven by higher sales in the manned space segment on new development programs.  Growth in 2019 was also driven by increased sales in the oil and gas and defense markets.  While we anticipate sales growth in fiscal 2020, we expect our first quarter will show a sales decline due to project timing.

Net sales in the fiscal year 2018 increased $0.3 million or 0.3% when compared to the prior year. Sales distribution by market in 2018 was as follows: 50% aviation, 27% space, 11% oil and gas, 5% medical, and 7% other markets. aviation sales grew 14.3% from the prior year due to sales on new aircraft and engine platforms, including the Airbus A320 NEO and Boeing 737 Max platforms. Space market sales decreased 7.9% from the prior year driven by lower sales in the satellite launch vehicle segment, partially offset by an increase in the manned space segment. Defense and oil and gas market sales also declined in fiscal 2018.

Income from operations in fiscal 2019 increased $4.7 million or 71.7% when compared to the prior year. The increase in operating income was driven by higher sales volume, improved manufacturing efficiencies on production programs, and price increases in the Aviation segment, partially offset by an asset impairment charge of $1.2M due to a customer contract termination.  Looking forward, we anticipate improved margins as aviation programs continue to ramp to higher production rates in calendar year 2020.

Income from operations in fiscal 2018 decreased $3.3 million or 33.3% when compared to the prior year. The decrease in operating income was due to delays in major aircraft programs, decreased spending on development programs in the space and aviation markets, and pricing pressure on legacy aircraft parts.

Hydraulics

	2019 compared to 2018			2018 compared to 2017
(in thousands except			%			%
percentages)	2019	2018	Change	2018	2017	Change
Net sales	$53,943	$48,169	12.0%	$48,169	$41,150	17.1%
Income from operations	8,891	7,398	20.2%	7,398	6,802	8.8%
Operating income margin	16.5%	15.4%		15.4%	16.5%

Net sales increased $5.8 million, or 12.0%, when compared to the prior year.  The increase is due to new product introductions during the year and market share gains in the refuse OEM marketplace.  Moving forward we anticipate demand in our end markets to remain positive due to construction and infrastructure projects. We also expect additional market share gains at the OEM level in the refuse market.

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

Income from operations increased $1.5 million, or 20.2%, when compared to the prior year.  The operating income increase was driven by the revenue growth in the refuse market partially offset by higher material costs and higher manufacturing overhead as a result of sales volume.  The group received tariff relief on both rod and telescopic cylinders, but this relief is scheduled to end in the third quarter of fiscal year 2020.  We can not be certain if the tariff relief will be extended by the U.S. government.

Income from operations in fiscal year 2018 increased $0.6 million or 8.8% when compared to the prior year. Operating income margins in fiscal 2018 were impacted by material cost increases, however, we implemented price increases in the latter half of the fiscal year to mitigate some of these material price increases.

Food Service Equipment

	2019 compared to 2018			2018 compared to 2017
(in thousands except			%			%
percentages)	2019	2018	Change	2018	2017	Change
Net sales	$278,600	$298,936	(6.8)%	$298,936	$273,597	9.3%
Income from operations	22,773	28,131	(19.0)%	28,131	23,633	19.0%
Operating income margin	8.2%	9.4%		9.4%	8.6%

Net sales for fiscal year 2019 decreased $20.3 million, or 6.8% when compared to the prior year.  The Refrigeration group experienced a 12.8% sales decline in fiscal year 2019 primarily due to slow market conditions in buying group markets, increased competition in the cabinet market space, and reduced sales to regional retail chains as a result of customer financial constraints. Additionally, pump business sales decreased 8.6% compared to prior year due to a decline in the European espresso and carbonated beverage markets. The sales declines in the Refrigeration and pump businesses were partially offset by a 10.6% sales increase in our Scientific group. The increased volume in the Scientific group was due to increased sales to retail pharmacy customers and national clinical distributors. During June, fire destroyed a third party warehouse leased by the Refrigeration group.  We anticipate that Refrigeration Group sales will be lower in the first half of fiscal year 2020 as we rebuild our finished goods inventory levels in order to meet customer demand.

Net sales for fiscal year 2018 increased $25.3 million, or 9.3% when compared to the prior year. Organic sales increased $14.2 million or 5.2% while the acquisition of Horizon Scientific contributed $9.5 million or 3.5% and foreign exchange added $1.6 million or 0.6%. Refrigeration Solutions sales increased by 9.4%, which included organic sales increases of 5.2% and acquisition growth of 4.2%. Refrigeration sales increased in the scientific and food service markets while the dealer, direct, and retail food service markets recovered from prior year declines. Specialty Solutions sales increased 9.4% with solid volume from the beverage market and strong growth in merchandising.

Income from operations for fiscal year 2019 decreased $5.4 million, or 19.0%, when compared to the prior year, and operating income margin decreased by 1.2%. Decreased sales volume and manufacturing inefficiencies in our Refrigeration Group locations were the primary cause of the decline in income from operations.

Income from operations for fiscal year 2018 increased $4.5 million, or 19.0%, when compared to the prior year, and operating income margin increased from 8.6% to 9.4%.  The realignment of the Refrigeration plant operations was largely completed in 2018 and drove operating income improvements for the year.

Corporate, Restructuring and Other

	2019 compared to 2018			2018 compared to 2017
(in thousands except			%			%
percentages)	2019	2018	Change	2018	2017	Change
Corporate	$(24,729)	$(26,430)	6.4%	$(26,430)	$(23,664)	(11.7)%
Restructuring	(1,635)	(6,964)	76.5%	(6,964)	(5,761)	(20.9)%
Other Operating Expenses	(3,575)	(3,749)	4.6%	(3,749)	(7,843)	52.2%

Corporate expenses declined by 6.4% in fiscal 2019 primarily due to reduced incentive compensation expenses.

Corporate expenses increased by 11.7% in fiscal 2018 due to increases in administrative compensation costs as a result of improved performance along with additional investments to support the Standex Value Creation System.

The restructuring and acquisition-related costs have been discussed above in the Company Overview.

Discontinued Operations

In pursuing our business strategy, the Company continues to divest certain businesses and record activities of these businesses as discontinued operations. Results of the Cooking Solutions Group in current and prior periods have been classified as discontinued operations in the Consolidated Financial Statements and excluded from the results from continuing operations.  Activity related to the Cooking Solutions Group and other discontinued operations for twelve months ended June 30, 2019 and 2018 is as follows (in thousands):

Results of the Cooking Solutions Group in current and prior periods have been classified as discontinued operations in the Consolidated Financial Statements and excluded from the results from continuing operations.  Activity related to the Cooking Solutions Group and other discontinued operations for twelve months ended June 30, 2019 and 2018 is as follows (in thousands):

	Year Ended June 30,
	2019	2018
Net Sales	$71,451	$97,930

Gain on Sale of Business	$20,539	$-
Transaction Fees	(4,397)	-
Income from Discontinued Operations	$18,900	$6,136
Non-operating Income (Expense)	(364)	826
Profit Before Taxes	$18,536	$6,962
Benefit (Provision) for Taxes	2,189	(1,701)
Net income from Discontinued Operations	$20,725	$5,261

Liquidity and Capital Resources

At June 30, 2019, our total cash balance was $93.1 million, of which $86.2 million was held outside of the United States.  Due to changes in the U.S. tax law, we began repatriating foreign earnings in fiscal year 2019.  During the year, we returned $51.5 million of our cash previously held outside of the United States.  During fiscal year 2020, we anticipate returning an additional $30 million of foreign cash however, the amount and timing of cash repatriation during 2020 will be dependent upon each business unit’s operational needs including requirements to fund working capital, capital expenditure, and jurisdictional tax payments.  The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Cash Flow

Net cash provided by continuing operating activities for the year ended June 30, 2019 was $73.2 million compared to net cash provided by continuing operating activities of $60.4 million in the prior year. We generated $78.6 million from income statement activities and used $5.4 million of cash to fund working capital increases. Cash flow used in investing activities for the year ended June 30, 2019 totaled $159.5 million.  Uses of investing cash consisted primarily of capital expenditures of $34.4 million along with $127.9 million for the acquisition of Tenibac, Agile Magnetics, and GS Engineering. Cash used by financing activities for the year ended June 30, 2019 were $38.2 million and included cash paid for dividends of $9.8 million and stock repurchases of $33.4 million offset by net borrowings of $4.8 million.

Net cash provided by continuing operating activities for the year ended June 30, 2018 was $60.4 million. We generated $68.5 million from income statement activities and used $8.0 million of cash to fund working capital increases. Cash flow used in investing activities for the year ended June 30, 2018 totaled $32.3 million.  Uses of investing cash consisted primarily of capital expenditures of $25.3 million and $10.4 million for Piazza Rosa and other acquisition activities. These uses of investing cash were partially offset by $2.1 million from proceeds of life insurance and $2.9 million from the net proceeds of the sale of a building in Cincinnati, Ohio. We leased back the Cincinnati, Ohio building and, as a result of the transaction, recorded a $0.7 million deferred gain that will be amortized over the initial operating lease term which expires in May 2019. Cash used by financing activities for the year ended June 30, 2018 were $11.9 million and included net borrowings of $1.3 million, cash paid for dividends of $8.9 million and stock repurchases of $2.7 million.

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $186.2 million at June 30, 2019, as compared to $191.0 million as of June 30, 2018.  We participate in two multi-employer pension plans and sponsor six defined benefit plans including two in the U.S. and one in the U.K., Germany, Ireland, and Japan.  The Company’s pension plan is frozen for U.S. employees and participants in the plan ceased accruing future benefits.  Our primary U.S. defined benefit plan is not expected to be 100% funded under ERISA rules at June 30, 2019, and we expect to make mandatory contributions of $4.3 million to the U.S. defined benefit plan in the coming year.  Additionally, we expect to pay $1.1 million to our other defined benefit plans in the U.S. and Europe during fiscal year 2020.

We have evaluated the current and long-term cash requirements of our defined benefit and defined contribution plans as of June 30, 2019 and determined our operating cash flows from continuing operations and available liquidity are expected to be sufficient to cover the required contributions under ERISA and other governing regulations.

We have an insurance program in place to fund supplemental retirement income benefits for five retired executives.  Current executives and new hires are not eligible for this program.  At June 30, 2019, the underlying policies had a cash surrender value of $18.0 million and are reported net of loans of $8.7 million for which we have the legal right of offset. These amounts are reported net on our balance sheet.

Capital Structure

During the second quarter of fiscal year 2019, the Company entered into a five-year Amended and Restated Credit Agreement (“credit agreement”, or “facility”). The facility has a borrowing limit of $500 million which is an increase of $100 million from the prior facility’s $400 million limit and can be increased by an amount of up to $250 million, in accordance with specified conditions contained in the agreement. The facility also includes a $10 million sublimit for swing line loans and a $35 million sublimit for letters of credit.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes. As of June 30, 2019, the Company has used $7.6 million against the letter of credit sub-facility and had the ability to borrow $253.4 million under the facility based on our current trailing twelve-month EBITDA. The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants. The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1, an improvement over the interest coverage ratio of 3.0:1 permitted under the previous agreement. Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to the lower of $20.0 million or 10% of EBITDA, an increase from the prior agreement’s $7.5 million cap on restructuring and acquisition expenses. The new facility continues to allow unlimited non-cash charges including purchase accounting and goodwill adjustments. At June 30, 2019, the Company’s Interest Coverage Ratio was 7.73:1.

Leverage Ratio- The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1. Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period. At June 30, 2019, the Company’s Leverage Ratio was 1.28:1.

As of June 30, 2019, we had borrowings under our facility of $198.8 million.  In order to manage our interest rate exposure on these borrowings, we are party to $85.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 2.11%.  The effective rate of interest for our outstanding borrowings, including the impact of the interest rate swaps, was 3.88%.  Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.

Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect that fiscal year 2020 depreciation and amortization expense will be between $25.0 and $26.0 million and $11.0 and $12.0 million, respectively.

The following table sets forth our capitalization at June 30:

	2019	2018
Long-term debt	$197,610	$193,772
Less cash and cash equivalents	93,145	109,602
Net debt	104,465	84,170
Stockholders' equity	464,313	450,795
Total capitalization	$568,778	$534,965

Stockholders’ equity increased year over year by $13.5 million, primarily as a result of current year net income of $67.9 million offset by $43.3 million of cash returned to shareholders in the form of dividends and stock repurchases and $12.2 million in unrealized pension losses.  The Company's net debt to capital percentage changed to 18.4% for as of June 30, 2019 from 15.7% in the prior year.

Contractual obligations of the Company as of June 30,2019 are as follows (in thousands):

	Payments Due by Period
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	Year	Years	Years	Years
Long-term debt obligations	$198,800	$-	$-	$198,800	$-
Operating lease obligations	$48,712	9,357	13,365	7,697	18,293
Estimated interest payments (1)	$35,158	7,820	15,642	11,696	-
Post-retirement benefit payments (2)	$42,546	5,360	17,556	16,687	2,943
Total	$325,216	$22,537	$46,563	$234,880	$21,236

(1)

Estimated interest payments are based upon effective interest rates as of June 30, 2019, and exclude those interest rate swaps which are assets to us. See Item 7A for further discussions surrounding interest rate exposure on our variable rate borrowings.

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

At June 30, 2019, we had $10.6 million of non-current liabilities for uncertain tax positions. We are not able to provide a reasonable estimate of the timing of future payments related to these obligations.

Off Balance Sheet Items

At June 30, 2019, and 2018, the Company had standby letters of credit outstanding, primarily for insurance and trade financing purposes, of $7.6 million and $7.9 million, respectively.

We had no other material off balance sheet items at June 30, 2019, other than the operating leases summarized above in the “Contractual obligations” table.

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

Revenue Recognition – Effective July 1, 2018, the Company adopted accounting standard ASU No. 2014-09, “Revenue from Contracts with Customers" (ASC 606) using the modified retrospective method to contracts that were not completed as of June 30, 2018. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings, whereby the cumulative impact of all prior periods is recorded in retained earnings or other impacted balance sheet line items upon adoption. The comparative information has not been adjusted and continues to be reported under ASC 605. The impact on the Company’s consolidated income statements, balance sheets, equity or cash flows as of the adoption date as a result of applying ASC 606 have been reflected within those respective financial statements. The Company’s accounting policy has been updated to align with ASC 606.

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

In general, the Company recognizes revenue at the point in time control transfers to their customer based on predetermined shipping terms. Revenue recognized under long-term contracts within the Engineering Technologies group for highly customized customer products that have no alternative use and in which the contract specifies the Company has a right to payment for its costs, plus a reasonable margin are recognized over time. For products recognized over time, the transfer of control is measured pro rata, based upon current estimates of costs to complete such contracts. Losses on contracts are fully recognized in the period in which the losses become determinable. Revisions in profit estimates are reflected on a cumulative basis in the period in which the basis for such revision becomes known.

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

We have identified our reporting units for impairment testing as our nine operating segments, which are aggregated into our five reporting segments as disclosed in Note 17 – Industry Segment Information.

The test for impairment is currently a two-step process.  The first step compares the carrying amount of the reporting unit to its estimated fair value (Step 1).  To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value is compared to the implied fair value (Step 2). To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized. During fiscal year 2020, the company will adopt ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by, among other things, eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

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

Our annual impairment testing at each reporting unit relied on assumptions surrounding general market conditions, short-term growth rates, a terminal growth rate of 2.5%, and detailed management forecasts of future cash flows prepared by the relevant reporting unit.  Fair values were determined primarily by discounting estimated future cash flows at a weighted average cost of capital of 9.66%.  During our annual impairment testing, we evaluated the sensitivity of our most critical assumption, the discount rate, and determined that a 200 basis point change in the discount rate selected would not have impacted the test results.  Additionally, the Company could reduce the terminal growth rate from its current 2.5% to 1.0% and the fair value of all reporting units would still exceed their carrying value.

While we believe that our estimates of future cash flows are reasonable, changes in assumptions could significantly affect our valuations and result in impairments in the future.  The most significant assumption involved in the Company’s determination of fair value is the cash flow projections of each reporting unit.

As a result of our annual assessment, the Company determined that the fair value of the reporting units substantially exceeded their respective carrying values.  Therefore, no impairment charges were recorded in connection with our annual assessment during 2019.

Cost of Employee Benefit Plans – We provide a range of benefits to certain retirees, including pensions and some postretirement benefits.  We record expenses relating to these plans based upon various actuarial assumptions such as discount rates, assumed rates of return, compensation increases and turnover rates.  The expected return on plan assets assumption of 7.0% in the U.S. is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.  We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets as well as our current expectations for long-term rates of returns for our pension assets.  The U.S. discount rate of 3.7% reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.  We review our actuarial assumptions, including discount rate and expected long-term rate of return on plan assets, on at least an annual basis and make modifications to the assumptions based on current rates and trends when appropriate.  Based on information provided by our actuaries and other relevant sources, we believe that our assumptions are reasonable.

The cost of employee benefit plans includes the selection of assumptions noted above.  A twenty-five basis point change in the U.S. expected return on plan assets assumptions, holding our discount rate and other assumptions constant, would increase or decrease pension expense by approximately $0.5 million per year.  A twenty-five basis point change in our discount rate, holding all other assumptions constant, would have no impact on 2019 pension expense as changes to amortization of net losses would be offset by changes to interest cost.  In future years, the impact of discount rate changes could yield different sensitivities.  See the Notes to the Consolidated Financial Statements for further information regarding pension plans.

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

Recently Issued Accounting Pronouncements

See "Item 8. Financial Statements and Supplementary Data, Note 1. Summary of Accounting Policies” for information regarding the effect of recently issued accounting pronouncements on our consolidated statements of operations, comprehensive income, stockholders’ equity, cash flows, and notes for the year ended June 30, 2019.

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

Exchange Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as loan payments, customer remittances, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At June 30, 2019 and 2018, the fair value, in the aggregate, of the Company’s open foreign exchange contracts was a liability of $3.1 million and $2.8 million respectively.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at June 30, 2019, would not result in a material change in our operations, financial position, or cash flows.  We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate

The Company’s effective rate on variable-rate borrowings under the revolving credit agreement was 3.88% and 3.29% at June 30, 2019 and 2018, respectively.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings.  From time to time, we will use interest rate swap agreements to modify our exposure to interest rate movements.  At June 30, 2019, we have $85.0 million of active floating to fixed rate swaps with terms ranging from one to four years.  These swaps convert our interest payments from LIBOR to a weighted average rate of 2.11%.  At June 30, 2019 and 2018, the fair value, in the aggregate, of the Company’s interest rate swaps was a liability of $1.4 million and an asset of $1.3 million respectively. A 25 basis point increase in interest rates would increase our annual interest expense by $0.3 million.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of June 30, 2019, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

Item 8. Financial Statements and Supplementary Data

As of June 30 (in thousands, except share data)	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$93,145	$109,602
Accounts receivable, net	119,589	119,783
Inventories	88,645	104,300
Prepaid expenses and other current assets	30,872	10,255
Income taxes receivable	1,622	2,348
Current assets-Discontinued Operations	-	37,671
Total current assets	333,873	383,959

Property, plant and equipment, net	148,024	136,934
Intangible assets, net	118,660	84,938
Goodwill	281,503	211,751
Deferred tax asset	14,140	7,447
Other non-current assets	25,689	29,749
Long-term assets-Discontinued Operations	-	62,159
Total non-current assets	588,016	532,978

Total assets	$921,889	$916,937

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$72,603	$78,947
Accrued liabilities	62,648	57,679
Income taxes payable	5,744	6,050
Current liabilities-Discontinued Operations	620	18,665
Total current liabilities	141,615	161,341

Long-term debt	197,610	193,772
Deferred income taxes	22,824	26,816
Pension obligations	75,148	57,826
Other non-current liabilities	20,379	26,337
Non-current liabilities-Discontinued Operations	-	50
Total non-current liabilities	315,961	304,801

Commitments and Contingencies (Notes 12 and 13)

Stockholders' equity:
Common stock, par value $1.50 per share - 60,000,000 shares authorized, 27,984,278 issued, 12,334,607 and 12,705,562 shares outstanding in 2019 and 2018	41,976	41,976
Additional paid-in capital	65,515	61,328
Retained earnings	818,282	761,430
Accumulated other comprehensive loss	(137,278)	(121,859)
Treasury shares (15,649,671 shares in 2019 and 15,278,716 shares in 2018)	(324,182)	(292,080)
Total stockholders' equity	464,313	450,795

Total liabilities and stockholders' equity	$921,889	$916,937

See notes to consolidated financial statements.

Consolidated Statements of Operations

Standex International Corporation and Subsidiaries
For the Years Ended June 30
(in thousands, except per share data)	2019	2018	2017
Net sales	$791,579	$770,452	$647,885
Cost of sales	(523,519)	(500,850)	(432,332)
Gross profit	268,060	269,602	215,553

Selling, general and administrative	184,733	178,878	145,030
Restructuring costs	1,635	6,964	5,761
Acquisition related expenses	3,075	3,749	7,843
Other operating (income) expense, net	500	-	-
Income from operations	78,117	80,011	56,919

Interest expense	10,760	8,029	4,043
Other non-operating (income) expense, net	1,744	1,735	1,917
Total	12,504	9,764	5,960

Income from continuing operations before income taxes	65,613	70,247	50,959
Provision for income taxes	(18,424)	(38,904)	(11,822)
Income from continuing operations	47,189	31,343	39,137

Income (loss) from discontinued operations, net of tax	20,725	5,261	7,408

Net income	$67,914	$36,604	$46,545

Basic earnings per share:
Income (loss) from continuing operations	$3.75	$2.47	$3.09
Income (loss) from discontinued operations	1.65	0.41	0.59
Total	$5.40	$2.88	$3.68

Diluted earnings per share:
Income (loss) from continuing operations	$3.74	$2.45	$3.07
Income (loss) from discontinued operations	1.64	0.41	0.58
Total	$5.38	$2.86	$3.65

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

Standex International Corporation and Subsidiaries

For the Years Ended June 30 (in thousands)	2019	2018	2017

Net income (loss)	$67,914	$36,604	$46,545
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$(20,382)	$6,159	$3,689
Amortization of unrecognized costs	4,461	5,485	5,729
Derivative instruments:
Change in unrealized gains and (losses)	(1,576)	2,541	(2,896)
Amortization of unrealized gains and (losses) into interest expense	1,410	292	(462)
Amortization of unrealized gains and (losses) into cost of goods sold	-	-	75
Foreign currency translation gains (losses)	(2,645)	93	(472)
Other comprehensive income (loss) before tax	$(18,732)	$14,570	$5,663

Income tax (provision) benefit:
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$4,742	$(1,436)	$(1,354)
Amortization of unrecognized costs	(1,089)	(1,460)	(2,012)
Derivative instruments:
Change in unrealized gains and (losses)	(419)	(339)	(80)
Amortization of unrealized gains and (losses) into interest expense	79	(43)	(152)
Amortization of unrealized gains and (losses) into cost of goods sold	-	-	(28)
Income tax (provision) benefit to other comprehensive income (loss)	$3,313	$(3,278)	$(3,626)

Other comprehensive income (loss), net of tax	(15,419)	11,292	2,037
Comprehensive income (loss)	$52,495	$47,896	$48,582

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

Standex International Corporation and Subsidiaries				Accumulated
				Other
		Additional		Comprehensive			Total
For the Years Ended June 30	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, June 30, 2016	$41,976	$52,374	$678,002	$(117,975)	15,310	$(284,418)	$369,959
Stock issued for employee stock option and purchase plans, including related income tax benefit and other		(614)			(78)	1,462	848
Stock-based compensation		5,023					5,023
Treasury stock acquired					90	(7,806)	(7,806)
Comprehensive income:
Net Income			46,545				46,545
Foreign currency translation adjustment				(472)			(472)
Pension and OPEB adjustments, net of tax of $3.4 million				6,052			6,052
Change in fair value of derivatives, net of tax of $0.3 million				(3,543)			(3,543)
Dividends declared ($0.62 per share)			(7,942)				(7,942)
Balance, June 30, 2017	$41,976	$56,783	$716,605	$(115,938)	15,322	$(290,762)	$408,664
Stock issued for employee stock option and purchase plans and other		(417)			(70)	1,334	917
Stock-based compensation		4,962					4,962
Treasury stock acquired					27	(2,652)	(2,652)
Adoption of ASU 2018-02			17,215	(17,215)			-
Comprehensive income:
Net Income			36,604				36,604
Foreign currency translation adjustment				94			94
Pension and OPEB adjustments, net of tax of $2.9 million				8,748			8,748
Change in fair value of derivatives, net of tax of $0.4 million				2,452			2,452
Dividends declared ($0.70 per share)			(8,994)				(8,994)
Balance, June 30, 2018	$41,976	$61,328	$761,430	$(121,859)	15,279	$(292,080)	$450,795
Stock issued for employee stock option and purchase plans and other		(163)			(67)	1,292	1,129
Stock-based compensation		4,350					4,350
Treasury stock acquired					438	(33,394)	(33,394)
Adoption of ASC 606			(1,107)				(1,107)
Comprehensive income:
Net Income			67,914				67,914
Foreign currency translation adjustment				(2,645)			(2,645)
Pension and OPEB adjustments, net of tax of $3.7 million				(12,268)			(12,268)
Change in fair value of derivatives, net of tax of $0.7 million				(506)			(506)
Dividends declared ($0.78 per share)			(9,955)				(9,955)
Balance, June 30, 2019	$41,976	$65,515	$818,282	$(137,278)	15,650	$(324,182)	$464,313

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

For the Years Ended June 30 (in thousands)	2019	2018	2017
Cash Flows from Operating Activities
Net income	$67,914	$36,604	$46,545
Income (loss) from discontinued operations	20,725	5,261	7,408
Income (loss) from continuing operations	47,189	31,343	39,137
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,881	26,696	17,813
Stock-based compensation	4,350	4,962	5,023
Deferred income taxes	(3,509)	7,391	(121)
Non-cash portion of restructuring charge	(329)	(1,264)	1,414
(Gain) loss on disposal of real estate and equipment	-	(655)	-
Increase/(decrease) in cash from changes in assets and liabilities, net of effects from discontinued operations and business acquisitions:
Accounts receivables, net	7,647	(1,815)	(8,277)
Inventories	18,223	(7,207)	(4,480)
Contributions to defined benefit plans	(1,359)	(6,966)	(1,443)
Prepaid expenses and other	(22,203)	598	(2,461)
Accounts payable	(6,803)	(7,175)	5,556
Accrued payroll, employee benefits and other liabilities	7,004	13,128	3,923
Income taxes payable	(7,923)	1,396	(5,561)
Net cash provided by operating activities from continuing operations	73,168	60,432	50,523
Net cash used for operating activities from discontinued operations	178	4,493	12,916
Net cash provided by operating activities	73,346	64,925	63,439
Cash Flows from Investing Activities
Expenditures for capital assets	(34,367)	(25,275)	(25,457)
Expenditures for acquisitions, net of cash acquired	(127,924)	(10,397)	(153,814)
Expenditures for executive life insurance policies	(377)	(310)	(377)
Proceeds from sale of real estate and equipment	3,208	2,852	1,106
Other investing activity	-	2,130	482
Net cash (used for) investing activities from continuing operations	(159,460)	(31,000)	(178,060)
Net cash provided by investing activities from discontinued operations	109,789	(1,265)	(991)
Net cash provided by (used for) investing activities	(49,671)	(32,265)	(179,051)

Cash Flows from Financing Activities
Proceeds from borrowings	241,950	163,500	263,700
Payments of debt	(237,150)	(164,788)	(164,200)
Contingent consideration payment	(910)	-	-
Stock issued under employee stock option and purchase plans	1,129	915	849
Purchase of treasury stock	(33,394)	(2,652)	(7,807)
Cash dividends paid	(9,826)	(8,888)	(7,852)
Net cash provided by (used for) financing activities	(38,201)	(11,913)	84,690
Effect of exchange rate changes on cash	(1,931)	289	(2,500)
Net change in cash and cash equivalents	(16,457)	21,036	(33,422)
Cash and cash equivalents at beginning of year	109,602	88,566	121,988
Cash and cash equivalents at end of year	$93,145	$109,602	$88,566

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$9,471	$6,178	$3,258
Income taxes, net of refunds	$23,969	$22,145	$20,413

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments purchased with a maturity of three months or less. These investments are carried at cost, which approximates fair value. At June 30, 2019 and 2018 the Company’s cash was comprised solely of cash on deposit.

Trading Securities

The Company purchases investments for its non-qualified defined contribution plan for employees who exceed certain thresholds under our traditional 401(k) plan. These investments are classified as trading and reported at fair value. The investments generally consist of mutual funds, are included in other non-current assets and amounted to $2.4 million at June 30, 2019 and $2.4 million at June 30, 2018 gains and losses on these investments are recorded as other non-operating income (expense), net in the Consolidated Statements of Operations.

Accounts Receivable Allowances

The Company has provided an allowance for doubtful accounts reserve which represents the best estimate of probable loss inherent in the Company’s account receivables portfolio. This estimate is derived from the Company’s knowledge of its end markets, customer base, products, and historical experience.

The changes in the allowances for uncollectible accounts during 2019, 2018, and 2017 were as follows (in thousands):

	2019	2018	2017
Balance at beginning of year	$2,184	$1,571	$1,363
Acquisitions and other	66	(169)	52
Provision charged to expense	(267)	783	316
Write-offs, net of recoveries	(532)	(1)	(160)
Balance at end of year	$1,451	$2,184	$1,571

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

Property, Plant and Equipment

Property, plant and equipment are reported at cost less accumulated depreciation. Depreciation is recorded on assets over their estimated useful lives, generally using the straight-line method. Lives for property, plant and equipment are as follows:

Buildings (years)	40	to	50
Leasehold improvements	Lesser of useful life or term, unless renewals are deemed to be reasonably assured
Machinery and equipment (years)	8	to	15
Furniture and Fixtures (years)	3	to	10
Computer hardware and software (years)	3	to	7

Routine maintenance costs are expensed as incurred. Major improvements, including those made to leased facilities, are capitalized.

Amortization of computer hardware and software of $1.4 million, $1.2 million, and $0.5 million is included as a component of depreciation expense for the years ended June 30, 2019, 2018, and 2017, respectively.

Goodwill and Identifiable Intangible Assets

All business combinations are accounted for using the acquisition method. Goodwill and identifiable intangible assets with indefinite lives, are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Identifiable intangible assets that are not deemed to have indefinite lives are amortized over the following useful lives:

Customer relationships (years)	5	to	15
Patents (years)	12
Non-compete agreements (years)	5
Other (years)	10
Developed technology (years)	10	to	20
Trade names	Indefinite life

See discussion of the Company’s assessment of impairment in Note 6 – Goodwill and Note 7 – Intangible Assets.

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

We did not have any transfers of assets and liabilities among levels of the fair value measurement hierarchy during the years ended June 30, 2019 or 2018.

Cash and cash equivalents, accounts receivable, accounts payable and debt are carried at cost, which approximates fair value.

The fair values of our financial instruments at June 30, 2019 and 2018 were (in thousands):

	2019
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - deferred compensation plan	$2,354	$2,354	$-	$-
Interest rate swaps	52	-	52	-

Financial Liabilities
Foreign exchange contracts	$3,052	$-	$3,052	$-
Interest rate swaps	1,432	-	1,432	-
Contingent acquisition payments (a)	6,418	-	-	6,418

	2018
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - deferred compensation plan	$2,362	$2,362	$-	$-
Foreign exchange contracts	1,357	-	1,357	-
Interest rate swaps	1,325	-	1,325	-

Financial Liabilities
Foreign exchange contracts	$4,204	$-	$4,204	$-
Interest rate swaps	-	-	-	-
Contingent acquisition payments(a)	7,535	-	-	7,535

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

Contingent consideration payable to the Horizon seller is based on continued employment of the seller on the second and third anniversary of the closing date of the acquisition. Contingent acquisition payment liabilities are scheduled to be paid in periods through fiscal year 2020. As of June 30, 2019 we could be required to pay up to $5.6 million for contingent consideration arrangements if specific criteria are achieved.

Contingent consideration payable to the Piazza Rosa sellers is based on the achievement of certain revenue targets of each of the first three years following the acquisition. Contingent acquisition payments are payable in euros and can be paid in periods through fiscal year 2021. As of June 30, 2019 we could be required to pay up to $1.7 million for contingent consideration arrangements if the revenue targets are met.

We have determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments was based on several factors, the most significant of which are continued employment of the seller and the risk-adjusted discount rate for the fair value measurement. As of June 30, 2019 the range of outcomes nor the assumptions used to develop the estimates had changed.

Concentration of Credit Risk

The Company is subject to credit risk through trade receivables. Concentration of risk with respect to trade receivables is minimized because of the diversification of our operations, as well as our large customer base and our geographical dispersion. No individual customer accounts for more than 5% of revenues or accounts receivable in the periods presented.

Revenue Recognition

In general, the Company recognizes revenue at the point in time control transfers to their customer based on predetermined shipping terms. Revenue recognized under long-term contracts within the Engineering Technologies group for highly customized customer products that have no alternative use and in which the contract specifies the Company has a right to payment for its costs, plus a reasonable margin are recognized over time. For products recognized over time, the transfer of control is measured pro rata, based upon current estimates of costs to complete such contracts. Losses on contracts are fully recognized in the period in which the losses become determinable. Revisions in profit estimates are reflected on a cumulative basis in the period in which the basis for such revision becomes known.

Cost of Goods Sold and Selling, General and Administrative Expenses

The Company includes expenses in either cost of goods sold or selling, general and administrative categories based upon the natural classification of the expenses. Cost of goods sold includes expenses associated with the acquisition, inspection, manufacturing and receiving of materials for use in the manufacturing process. These costs include inbound freight charges, purchasing and receiving costs, inspection costs, internal transfer costs as well as depreciation, amortization, wages, benefits and other costs that are incurred directly or indirectly to support the manufacturing process. Selling, general and administrative includes expenses associated with the distribution of our products, sales effort, administration costs and other costs that are not incurred to support the manufacturing process. The Company records distribution costs associated with the sale of inventory as a component of selling, general and administrative expenses in the Consolidated Statements of Operations. These expenses include warehousing costs, outbound freight charges and costs associated with salaried distribution personnel. Our gross profit margins may not be comparable to those of other entities due to different classifications of costs and expenses.

Our total advertising expenses, which are classified under selling, general, and administrative expenses are primarily related to trade shows, and totaled $3.6 million, $3.4 million, and $3.8 million for the years ended June 30, 2019, 2018, and 2017, respectively.

Research and Development

Research and development expenditures are expensed as incurred. Total research and development costs, which are classified under selling, general, and administrative expenses, were $6.6 million, $4.5 million, and $4.0 million for the years ended June 30, 2019, 2018, and 2017, respectively.

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

The changes in continuing operations warranty reserve, which are recorded as accrued liabilities, during 2019, 2018, and 2017 were as follows (in thousands):

	2019	2018	2017
Balance at beginning of year	$4,966	$4,667	$4,335
Acquisitions and other charges	(85)	(138)	302
Warranty expense	5,016	6,248	5,052
Warranty claims	(4,619)	(5,811)	(5,022)
Balance at end of year	$5,278	$4,966	$4,667

The decrease in warranty expense during 2019 compared to 2018 is primarily due to better warranty claim experience in the Standex Refrigeration Group.

Stock-Based Compensation Plans

Restricted stock awards, including performance based awards, generally vest over a three-year period. Compensation expense associated with these awards is recorded based on their grant-date fair value and is generally recognized on a straight-line basis over the vesting period. Compensation cost for an award with a performance condition is based on the probable outcome of that performance condition. The stated vesting period is considered non-substantive for retirement eligible participants. Accordingly, the Company recognizes any remaining unrecognized compensation expense upon participant reaching retirement eligibility.

Foreign Currency Translation

The functional currency of our non-U.S. operations is the local currency. Assets and liabilities of non-U.S. operations are translated into U.S. Dollars on a monthly basis using period-end exchange rates. Revenues and expenses of these operations are translated using monthly average exchange rates. The resulting translation adjustment is reported as a component of comprehensive income (loss) in the consolidated statements of stockholders’ equity and comprehensive income. Gains and losses from foreign currency transactions are included in results of operations and were not material for any period presented.

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

The Company also uses interest rate swaps to manage exposure to interest rates on the Company’s variable rate indebtedness. The Company values the swaps based on contract prices in the derivatives market for similar instruments. The Company has designated its interest rate swap agreements, including any that may be forward-dated, as cash flow hedges, and changes in the fair value of the swaps are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swaps will be reported by the Company in interest expense.

The Company does not hold or issue derivative instruments for trading purposes.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act” or “TCJA”) was passed which, among other things, reduces the federal corporate tax rate to 21.0% effective for taxable years starting on or after January 1, 2018.  For transition year ending June 30, 2018, the Company recorded federal taxes using a blended federal rate of 28.0%.  For the year ending June 30, 2019, the Company recorded federal taxes using a federal rate of 21.0%.

The provision for fiscal year ending June 30, 2019 was impacted by several law changes implemented by the Act such as the repeal of the Section 199 manufacturing deduction, changes to the calculation for Section 162(m) executive compensation deduction, interest deduction limitation and Global Intangible Low Taxed Income (GILTI).  As allowed under US GAAP, the Company has elected to treat any taxes due on future U.S. inclusions in taxable income under the GILTI provision as a current-period expense when incurred.  The Company will continue to monitor guidance regarding these changes and their impact on the financial statements in later periods.

Earnings Per Share

(share amounts in thousands)	2019	2018	2017
Basic – Average Shares Outstanding	12,574	12,698	12,666
Effect of Dilutive Securities – Stock Options and Restricted Stock Awards	59	90	102
Diluted – Average Shares Outstanding	12,633	12,788	12,768

Both basic and diluted income is the same for computing earnings per share. There were no outstanding instruments that had an anti-dilutive effect at June 30, 2019, 2018 and 2017.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize most lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) Targeted Improvements.” The guidance requires a modified retrospective adoption and this update provides for an optional transition method, which allows for the application of the standard as of the adoption date with no restatement of prior periods. We plan to use this option in utilizing the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods prior to July 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company has elected to apply the ‘package of practical expedients’ which allow us to not reassess i) whether existing or expired arrangements contain a lease, ii) the lease classification of existing or expired leases, or iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. In preparation for adoption of the standard, the Company is implementing a software solution and enhancing internal controls to enable the preparation of financial information including the assessment of the impact of the standard. While we are still assessing the impacts of the new standard, we currently expect the adoption to result in the recognition of additional lease liabilities of approximately $40 million to $45 million, and right-of-use assets of approximately $40 million to $45 million as of July 1, 2019 on the Consolidated Balance Sheet as it relates to the Company’s operating leases. The Company does not currently expect that the new standard will have a material impact to the Company’s consolidated statement of operations or cash flows.

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

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The amendments in ASU-08 simplify several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2018 with early adoption permitted. The company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU-13 remove, modify and add various disclosure requirements around the topic in order to clarify and improve the cost-benefit nature of disclosures. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2019 with early adoption permitted. The company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20). The amendments in ASU-14 remove, modify and add various disclosure requirements around the topic in order to clarify and improve the cost-benefit nature of disclosures. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2020 with early adoption permitted. The amendments must be applied on a retrospective basis for all periods presented. The company is currently evaluating the impacts the adoption of this ASU will have on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). The amendments in ASU-15 align the requirements for capitalizing implementation costs in a service contract hosting arrangement with those of developing or obtaining internal-use software. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2019 with early adoption permitted. The company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

2. Acquisitions

The Company’s recent acquisitions are strategically significant to the future growth prospects of the Company.  At the time of the acquisition and June 30, 2019, the Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

GS Engineering

During the fourth quarter of fiscal year 2019, the Company acquired Ohio-based Genius Solutions Engineering Company (d/b/a GS Engineering). The privately held company is a provider of specialized “soft surface” skin texturized tooling. GS Engineering primarily serves the automotive end market and its' operating results are included in the Company’s Engraving segment.

The Company paid $30.5 million in cash for all of the issued and outstanding equity interests of GS Engineering.  The preliminary purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on a preliminary estimate of their fair values on the closing date. The Company has commenced a formal valuation of the acquired assets and liabilities and has updated the preliminary intangible asset based on the preliminary valuation results. Goodwill from the transaction is attributable to the combined organization utilizing the GS technology across its global production footprint to enable customers worldwide to benefit from a combined offering for harmonized designs across a variety of surfaces and materials.

Intangible assets of $8.9 million are preliminarily recorded, consisting of $5.6 million for developed technology to be amortized over a period of 15 years, $0.9 million for indefinite lived trademarks, and $2.4 million of customer relationships to be amortized over 13 years. The Company’s assigned fair values are preliminary as of June 30, 2019 until reviewed closing financial statements, including U.S. 338(h)10 elections, can be prepared by an independent accountant and agreed to by both parties as required by the stock purchase agreement.  The goodwill of $18.0 million created by the transaction is deductible for income tax purposes.

The components of the fair value of the GS Engineering acquisition, including the preliminary allocation of the purchase price at June 30, 2019, are as follows (in thousands):

Preliminary Allocation
At June 30, 2019
Fair value of business combination:
Cash payments	$30,502
Less, cash acquired	(622)
Total	$29,880

Identifiable assets acquired and liabilities assumed:
Other acquired assets	$2,197
Inventories	228
Customer Backlog	180
Property, plant, and equipment	1,391
Identifiable intangible assets	8,910
Goodwill	17,976
Liabilities assumed	(1,002)
Total	$29,880

Agile Magnetics

On the last business day of the first quarter of fiscal year 2019, the Company acquired Regional Mfg. Specialists, Inc. (now named Agile Magnetics).  The New Hampshire based, privately held company is a provider of high-reliability magnetics to customers in the semiconductor, military, aerospace, healthcare, and general industrial industries.  The Company has included the results of Agile in its Electronics segment in the consolidated financial statements.

The Company paid $39.2 million in cash for all of the issued and outstanding equity interests of Agile.  The preliminary purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on a preliminary estimate of their fair values on the closing date. The Company has commenced a formal valuation of the acquired assets and liabilities and has updated the preliminary intangible asset based on the preliminary valuation results. The Company is still in the process of reviewing the valuation of intangible assets and expects to record an adjustment of $0.5 million to $1.0 million in the first quarter of fiscal year 2020. Goodwill recorded from this transaction is attributable to expanded capabilities of the combined organization which will allow for improved responsiveness to customer demands via a larger pool of engineering resources and local manufacturing.

Intangible assets of $18.2 million are preliminarily recorded, consisting of $14.3 million of customer relationships to be amortized over a period of 13 years, $3.8 million for indefinite lived trademarks, and $0.1 million for a non-compete arrangement to be amortized over 5 years. The goodwill of $15.6 million preliminarily recorded in connection with the transaction is deductible for income tax purposes.  The Company’s assigned fair values are preliminary as of June 30, 2019 until such time as the valuation can be finalized.

The components of the fair value of the Agile acquisition, including the preliminary allocation of the purchase price at June 30, 2019, are as follows (in thousands):

	Preliminary Allocation September 30, 2018	Adjustments	Adjusted Preliminary Allocation June 30, 2019
Fair value of business combination:
Cash payments	$39,194	$-	$39,194
Less, cash acquired	(1)	-	(1)
Total	$39,193	$-	$39,193

	Preliminary Allocation September 30, 2018	Adjustments	Adjusted Preliminary Allocation June 30, 2019
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$1,928	$(35)	$1,893
Inventories	2,506	268	2,774
Customer Backlog	-	220	220
Property, plant, & equipment	1,318	(348)	970
Identifiable intangible assets	13,718	4,432	18,150
Goodwill	20,142	(4,528)	15,614
Liabilities assumed	(419)	(9)	(428)
Total	$39,193	$-	$39,193

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

The Company paid $57.3 million in cash for all of the issued and outstanding equity interests of Tenibac.  The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values on the closing date.  Goodwill recorded from this transaction is attributable to the complimentary services that the combined business can now offer to customers, through increased responsiveness to customer demands, and providing innovative approaches to solving customer needs by offering a full line of mold and tool services to customers.

Intangible assets of $16.9 million are recorded, consisting of $11.3 million of customer relationships to be amortized over a period of 15 years, $4.2 million for indefinite lived trademarks, and $1.4 million of other intangibles assets to be amortized over 5 years.  The Company’s assigned fair values are final as of June 30, 2019. The goodwill of $34.4 million created by the transaction is deductible for income tax purposes.

The components of the fair value of the Tenibac acquisition, including the final allocation of the purchase price at June 30, 2019, are as follows (in thousands):

	Preliminary Allocation September 30, 2018	Adjustments	Final Allocation June 30, 2019

Fair value of business combination:
Cash payments	$57,284	$-	$57,284
Less cash acquired	(558)	-	(558)
Total	$56,726	$-	$56,726

	Preliminary Allocation September 30, 2018	Adjustments	Final Allocation June 30, 2019
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$5,023	$(1,253)	$3,770
Inventories	324	-	324
Customer backlog	1,000	(800)	200
Property, plant, & equipment	2,490	(19)	2,471
Identifiable intangible assets	15,960	900	16,860
Goodwill	32,949	1,411	34,360
Liabilities assumed	(1,020)	(239)	(1,259)
Total	$56,726	$-	$56,726

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

Deferred compensation costs relate to payments due to the Horizon Scientific seller of $2.8 million on the second anniversary and $5.6 million on the third anniversary of the closing date of the purchase.  For each of the fiscal years ended June 30, 2019 and 2018, we recorded deferred compensation costs of $2.8 million related to estimated deferred compensation earned by the Horizon Scientific seller to date.  The payments are contingent on the seller remaining an employee of the Company, with limited exceptions, at each anniversary date.

Acquisition related costs consist of miscellaneous professional service fees and expenses for our recent acquisitions.

The components of acquisition-related costs are as follows (in thousands):

	June 30,	June 30,
	2019	2018
Deferred compensation arrangements	$2,810	$2,810
Acquisition-related costs	265	939
Total	$3,075	$3,749

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

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

(in thousands)	Cumulative Effect
Net sales	$(799)
Cost of Sales	(574)
Income tax expense	340
Net Loss	(1,033)

	Reported	ASC 606	As Adjusted
Effective Date	June 30, 2018	Adjustments	July 1, 2018
Inventories	$127,223	$(574)	$126,649
Accounts receivable	134,228	703	134,931
Accrued liabilities	65,575	1,502	67,077
Deferred income taxes	26,816	(340)	26,476
Retained earnings	761,430	(1,033)	760,397

Note that above amounts as of June 30 are before any restatement of balances to discontinued operations.

The following tables reconcile the balances as presented as of and for the fiscal year ended June 30, 2019 exclusive of the cumulative effect adjustment presented above to the balances prior to the adjustments made to implement the new revenue recognition standard for the same period (in thousands):

	Year Ended June 30, 2019
	As Presented	Impact of ASC 606	Balances Without adoption of ASC 606
Net sales	$791,579	$(8,624)	$782,955
Cost of sales	523,519	(5,979)	$517,540
Gross profit	268,060	(2,645)	$265,415
Provision for income taxes	18,424	(650)	$17,774
Income from continuing operations	47,189	(1,995)	$45,194
Income (loss) from discontinued operations, net of income taxes	20,725	195	$20,920
Net income (loss)	$67,914	$(1,800)	$66,114

As of June 30, 2019	As Presented	Impact of ASC 606	Balances Without adoption of ASC 606
ASSETS
Prepaid Expenses	$30,872	$(8,624)	$22,248
Inventories	88,645	5,979	94,624

LIABILITIES
Income taxes payable	5,744	(650)	5,094
Retained earnings	818,282	(1,800)	816,482

Disaggregation of Revenue from Contracts with Customers

The following table presents revenue disaggregated by product line and segment (in thousands):

	Year Ended
Revenue by Product Line	June 30, 2019	June 30, 2018
Refrigeration	$210,407	$227,367
Merchandising & Display	34,532	34,932
Pumps	33,661	36,637
Total Food Service Equipment	278,600	298,936

Engraving Services	139,769	123,822
Engraving Products	9,924	12,453
Total Engraving	149,693	136,275

Engineering Technologies Components	105,270	90,781

Electronics	204,073	196,291

Hydraulics Cylinders and System	53,943	48,169

Total Revenue by Product Line	$791,579	$770,452

The following table presents revenue from continuing operations disaggregated by geography based on company’s locations (in thousands):

Year Ended
Net sales	June 30, 2019
United States	$520,908
Asia Pacific	108,667
EMEA (1)	144,636
Other Americas	17,368
Total	$791,579

(1)  EMEA consists primarily of Europe, Middle East and S. Africa.

The following table presents revenue from continuing operations disaggregated by timing of recognition (in thousands):

	Year Ended
Timing of Revenue Recognition	June 30, 2019	June 30, 2018
Products and services transferred at a point in time	$759,628	$755,067
Products transferred over time	31,951	15,385
Net Sales	$791,579	$770,452

Contract Balances

Contract assets represent sales recognized in excess of billings related to work completed but not yet shipped for which revenue is recognized over time. Contract assets are recorded as accounts receivable.

Contract liabilities are customer deposits for which revenue has not been recognized.  Current contract liabilities are recorded as accrued expenses.

The following table provides information about contract assets and liability balances as of June 30, 2019 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended June 30, 2019
Contract assets:
Prepaid and other current assets	5,904	24,380	21,866	8,418
Contract liabilities:
Customer deposits	2,552	6,336	7,530	1,358

During the year ended June 30, 2019, we recognized the following revenue as a result of changes in the contract liability balances (in thousands):

Year ended
Revenue recognized in the period from:	June 30, 2019
Amounts included in the contract liability balance at the beginning of the period	$2,552

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

4. Inventories

Inventories are comprised of (in thousands):

June 30	2019	2018
Raw materials	$43,117	$46,859
Work in process	28,120	30,527
Finished goods	17,408	26,914
Total	$88,645	$104,300

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses and were $ 18.8 million, $19.4 million, and $14.0 million in 2019, 2018, and 2017, respectively.

5. Property, plant and equipment

Property, plant and equipment consist of the following (in thousands):

June 30	2019	2018
Land, buildings and leasehold improvements	$79,322	$77,744
Machinery, equipment and other	226,952	202,181
Total	306,274	279,925
Less accumulated depreciation	(158,250)	(142,991)
Property, plant and equipment - net	$148,024	$136,934

Depreciation expense for the years ended June 30, 2019, 2018, and 2017 totaled $19.0 million, $17.4 million, and $13.4 million, respectively.

6. Goodwill

Goodwill and certain indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. The Company’s annual test for impairment is performed using a May 31st measurement date.

The Company has identified our reporting units for impairment testing as its nine operating segments, which are aggregated into five reporting segments as disclosed in Note 18 – Industry Segment Information.

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

While the Company believes that estimates of future cash flows are reasonable, changes in assumptions could significantly affect valuations and result in impairments in the future.  The most significant assumption involved in the Company’s determination of fair value is the cash flow projections of each reporting unit.  If the estimates of future cash flows for each reporting unit may be insufficient to support the carrying value of the reporting units, the Company will reassess its conclusions related to fair value and the recoverability of goodwill. Consistent with business practices and our strategic alignment we realigned our Nor-lake and Scientific reporting units during April of 2019. As a result, we re-allocated goodwill from the Nor-lake reporting unit to the Scientific reporting unit and performed an impairment test as of April 30, 2019 on both the old reporting unit structure as well as under the new reporting unit structure, no impairment was indicated in either test.

We completed our annual impairment testing as of May 31, 2019, and determined that the fair value of each of its reporting units substantially exceeded each unit’s respective carrying value, therefore, no impairment charges were recorded in connection with our testing and assessment during 2019 and 2018.

Changes to goodwill during the years ended June 30, 2019 and 2018 are as follows (in thousands):

	2019	2018
Balance at beginning of year, net	$211,751	$202,679
Acquisitions	68,392	7,655
Foreign currency translation	1,360	1,417
Balance at end of year	$281,503	$211,751

7. Intangible Assets

Intangible assets consist of the following (in thousands):

		Tradenames
	Customer	(Indefinite-	Developed
	Relationships	lived)	Technology	Other	Total
June 30, 2019
Cost	$75,018	$19,977	$55,164	$5,492	$155,651
Accumulated amortization	(24,476)	-	(8,765)	(3,750)	(36,991)
Balance, June 30, 2019	$50,542	$19,977	$46,399	$1,742	$118,660

June 30, 2018
Cost	$48,285	$11,102	$48,281	$4,025	$111,693
Accumulated amortization	(19,134)	-	(4,709)	(2,912)	(26,755)
Balance, June 30, 2018	$29,151	$11,102	$43,572	$1,113	$84,938

Amortization expense from continuing operations for the years ended June 30, 2019, 2018, and 2017 totaled $10.5 million, $8.1 million, and $4.0 million, respectively. At June 30, 2019, aggregate amortization expense is estimated to be $11.7 million in fiscal 2020, $11.1 million in fiscal 2021, $10.4 million in fiscal 2022, $9.7 million in fiscal 2023, $8.7 million in fiscal 2024, and $47.1 million thereafter.

8. Debt

Long-term debt is comprised of the following at June 30 (in thousands):

	2019	2018
Bank credit agreements	$198,800	$194,000
Other	-	-
Total funded debt	198,800	194,000
Issuance Cost	(1,190)	(228)
Total long-term debt	$197,610	$193,772

Long-term debt is due as follows (in thousands):

2020	$-
2021	-
2022	-
2023	-
2024 (matures December 2023)	198,800
Thereafter	-
Funded Debt	198,800
Issuance costs	(1,190)
Debt, net issuance cost	$197,610

 Bank Credit Agreements

During the second quarter of fiscal year 2019, the Company entered into an Amended and Restated Credit Agreement (“Credit Facility”, or “facility”).  This five-year Credit Facility expires in December 2023 and has a borrowing limit of $500 million, which can be increased by an amount of up to $250 million, in accordance with specified conditions contained in the agreement.  The facility also includes a $10 million sublimit for swing line loans and a $35 million sublimit for letters of credit.  The facility amends and restates a previously existing $400 million revolving credit agreement, which was scheduled to expire in December 2019.

Under the terms of the Credit Agreement, we pay a variable rate of interest and a commitment fee on borrowed amounts as well as a commitment fee on unused amounts under the facility.  The amount of the commitment fee depends upon both the undrawn amount remaining available under the facility and the Company’s funded debt to EBITDA (as defined in the agreement) ratio at the last day of each quarter.  As our funded debt to EBITDA ratio increases, the commitment fee increases.

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of June 30, 2019, the Company had the ability to borrow $253.4 million under the facility based on our current EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants which the Company was compliant with as of June 30, 2019.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Agreement”), to interest expense for the trailing twelve months of at least 2.75:1.  Adjusted EBIT per the Credit Agreement specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to the lower of $20 million or 10% of EBITDA, an increase from the prior agreement’s $7.5 million cap on restructuring expenses. The new facility continues to allow unlimited non-cash charges including purchase accounting and goodwill adjustments.  At June 30, 2019, the Company’s Interest Coverage Ratio was 7.73:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the credit agreement, calculated as Adjusted EBIT per the Credit Agreement plus depreciation and amortization, may not exceed 3.5:1. Under certain circumstances in connection with a Material Acquisitions (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period. At June 30, 2019 the Company’s Leverage Ratio was 1.28:1.

As of June 30, 2019, we had borrowings under our facility of $198.8 million and the effective rate of interest for outstanding borrowings under the facility was 3.88%. During the fourth quarter of fiscal 2019, we collected $106.9 million in connection with the sale of our Cooking Solutions Group and substantially all of these proceeds were used to repay borrowings under our facility. Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.

In order to manage our interest rate exposure, we are party to $85.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 2.11%.

Other Long-Term Borrowings

At June 30, 2019, and 2018, the Company had standby letter of credit sub-facility outstanding, primarily for insurance and trade financing purposes of $7.6 million and $7.9 million, respectively

9. Accrued LIABILITIES

Accrued expenses from continuing operations recorded in our Consolidated Balance Sheets at June 30, 2019 and 2018 consist of the following (in thousands):

	2019	2018
Payroll and employee benefits	$32,624	$31,109
Workers' compensation	2,858	2,715
Warranty	5,278	4,966
Fair value of derivatives	4,484	2,853
Other	17,404	16,036
Total	$62,648	$57,679

10. Derivative Financial Instruments

Interest Rate Swaps

In order to manage our interest rate exposure, we are party to $85.0 million of active floating to fixed rate swaps. These swaps convert our interest payments from LIBOR to a weighted average rate of 2.11% at June 30, 2019.

The fair value of the swaps recognized in accrued liabilities and in other comprehensive income (loss) at June 30, 2019 and 2018 is as follows (in thousands):

Effective Date	Notional	Fixed	Maturity	Fair Value at June 30,
	Amount	Interest Rate		2019	2018
December 18, 2015	15,000	1.46%	December 19, 2018	$-	$55
December 19, 2015	10,000	2.01%	December 19, 2019	3	74
May 24, 2017	25,000	1.88%	April 24, 2022	(190)	764
May 24, 2017	25,000	1.67%	May 24, 2020	49	432
August 6, 2018	25,000	2.83%	August 6, 2023	(1,242)	-
				$(1,380)	$1,325

The Company reported no losses for the years ended June 30, 2019, 2018, and 2017, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign purchases of materials and loan payments between subsidiaries.  The Company enters into such contracts for hedging purposes only.  The Company has designated certain of these currency contracts as hedges, and changes in the fair value of these contracts are recognized in other comprehensive income until the hedged items are recognized in earnings.  Hedge ineffectiveness, if any, associated with these contracts will be reported in net income.  At June 30, 2019 and 2018, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized gain / (losses) of $3.1 million and $2.9 million, respectively, which approximate the unrealized gains or losses on the related loans.  The contracts have maturity dates ranging from 2019-2023, which correspond to the related intercompany loans.  The notional amounts of these instruments, by currency in thousands, are as follows:

Currency	2019	2018
USD	55,015	64,558
Euro	5,750	21,300
Pound Sterling	-	6,826
Peso	-	54,000
Canadian	20,600	20,600

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet at June 30, (in thousands):

	Asset Derivatives
	2019		2018
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Other Assets	$52	Other Assets	$1,325
Foreign exchange contracts	Other Assets	-	Other Assets	1,357
		$52		$2,682

	Liability Derivatives
	2019		2018
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	$1,432	Accrued Liabilities	$-
Foreign exchange contracts	Accrued Liabilities	3,052	Accrued Liabilities	4,204
		$4,484		$4,204

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	2019	2018	2017
Interest rate swaps	$1,703	$1,367	$282
Foreign exchange contracts	(3,279)	1,174	(3,178)
	$(1,576)	$2,541	$(2,896)

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to net income for the periods ended (in thousands):

Details about Accumulated				Affected line item
Other Comprehensive				in the Statements
Income (Loss) Components	2019	2018	2017	of Operations
Interest rate swaps	$(321)	$171	$399	Interest expense
Foreign exchange contracts	-	-	75	Cost of goods sold
Foreign exchange contracts	1,730	121	(861)	Interest expense
Net investment hedge	(285)	-	-	Other Non-Operating Income
	$1,124	$292	$(387)

11. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act” or “TCJA”) was passed which, among other things, reduces the federal corporate tax rate to 21.0% effective for taxable years starting on or after January 1, 2018.  For transition year ending June 30, 2018, the Company recorded federal taxes using a federal rate of 28.0%.  For the year ending June 30, 2019, the Company recorded federal taxes using a blended federal rate of 21.0%.

During the quarter ended December 31, 2018, the Company recorded a tax benefit of approximately $0.8 million to its provision for income taxes related to a mandatory deemed repatriation of foreign earnings and considered the toll tax calculation to be complete.

The provision for fiscal year ending June 30, 2019 was impacted by several law changes implemented by the Act such as the repeal of the Section 199 manufacturing deduction, changes to the calculation for Section 162(m) executive compensation deduction, interest deduction limitation and Global Intangible Low Taxed Income (GILTI).  As allowed under US GAAP, the Company has elected to treat any taxes due on future U.S. inclusions in taxable income under the GILTI provision as a current-period expense when incurred.  The Company will continue to monitor guidance regarding these changes and their impact on the financial statements in later periods.

U.S. tax law allows a one-hundred percent dividend received deduction for foreign dividends and the Company has begun to bring back cash from foreign subsidiaries.  However, the permanent reinvestment assertion must still be assessed and made regarding potential liabilities for foreign withholding taxes.  As of June 30, 2019, the Company maintained the assessment that previously undistributed earnings of certain foreign subsidiaries no longer meet the requirements for indefinite reinvestment under applicable accounting guidance.  Therefore, the Company recognized deferred tax liabilities of approximately $2.1 million that relate to withholding taxes on the current earnings of certain foreign subsidiaries.  It is expected deferred tax liabilities will continue to be recorded on current earnings in future periods from these subsidiaries.  The Company maintains the permanent reinvestment assertion on earnings in certain foreign jurisdictions.  If repatriated, these earnings would generate a tax liability of approximately $1.8 million

The components of income from continuing operations before income taxes are as follows (in thousands):

	2019	2018	2017
U.S. Operations	$5,434	$937	$5,641
Non-U.S. Operations	60,179	69,310	45,318
Total	$65,613	$70,247	$50,959

The Company utilizes the asset and liability method of accounting for income taxes.  Deferred income taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws.  The components of the provision for income taxes on continuing operations (in thousands) were as shown below:

	2019	2018	2017
Current:
Federal	$432	$9,505	$(1,058)
State	191	333	(18)
Non-U.S.	21,310	21,675	13,019
Total Current	$21,933	$31,513	$11,943
Deferred:
Federal	$206	$2,012	$2,141
State	207	1,091	(290)
Non-U.S.	(3,922)	4,288	(1,972)
Total Deferred	(3,509)	7,391	(121)
Total	$18,424	$38,904	$11,822

A reconciliation from the U.S. Federal income tax rate on continuing operations to the total tax provision is as follows:

	2019	2018	2017
Provision at statutory tax rate	21.0%	28.0%	35.0%
State taxes	0.5%	1.5%	(0.4%)
Impact of foreign operations	5.0%	(0.6%)	(9.8%)
Federal tax credits	(1.5%)	(1.4%)	(1.6%)
Tax Reform	(1.3%)	18.3%	0.0%
Cash repatriation	3.3%	10.5%	0.0%
SubF/GILTI	0.4%	0.0%	0.0%
Other	0.7%	(0.9%)	(0.1%)
Effective income tax provision	28.1%	55.4%	23.1%

Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, size of the Company’s income or loss and any one-time activities occurring during the period.

Due to the effective date of the Act’s rate reduction on our fiscal year, the Company recorded a blended statutory rate for the year ended June 30, 2018 and used a 21% rate for the year ended June 30, 2019.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2019 was impacted by the following items: (i) $2.1 million of expenses related to expected foreign withholding taxes on cash repatriation (ii) a tax expense of $0.3 million related to the elimination of the performance based compensation exception for executive compensation under Sec. 162(m) of the Internal Revenue Code, offset by (iii) a tax benefit of $0.8 million related to the impact of the Sec. 965 toll tax.

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

Significant components of the Company’s deferred income taxes are as follows (in thousands):

	2019	2018
Deferred tax liabilities:
Depreciation and amortization	$(35,420)	$(39,775)
Withholding Taxes	(5,606)	(7,833)
Total deferred tax liability	$(41,026)	$(47,608)

Deferred tax assets:
Accrued compensation	$2,280	$2,657
Accrued expenses and reserves	3,967	4,808
Pension	18,228	13,522
Inventory	927	1,613
Other	355	452
Net operating loss and credit carry forwards	17,939	8,668
Total deferred tax asset	$43,696	$31,720

Less: Valuation allowance	(11,354)	(3,482)
Net deferred tax asset (liability)	$(8,684)	$(19,370)

The Company estimates the degree to which deferred tax assets, including net operating loss and credit carry forwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss carry forwards that it believes will more likely than not go unrealized.  The valuation allowance at June 30, 2019 applies to state and foreign loss carry forwards, which management has concluded that it is more likely than not that these tax benefits will not be realized.  The increase (decrease) in the valuation allowance from the prior year was due to the current year activity in those same state and foreign loss jurisdictions.

In addition, the sale of the Cooking Solutions Group in the fiscal year generated a significant capital loss for tax purposes due to a higher tax basis in the stock than book basis.  As of June 30, 2019, the Company expects that it is more likely than not that the majority of this loss will not be realizable in future years.  As such, the valuation allowance increased by $6.3 million.

As of June 30, 2019, the Company had gross state net operating loss ("NOL") and credit carry forwards of approximately $68.5 million and $2.7 million, respectively, which may be available to offset future state income tax liabilities and expire at various dates from 2019 through 2038.  In addition, the Company had foreign NOL carry forwards of approximately $3.8 million, $2.8 million of which carry forward indefinitely and $1.0 million that carry forward for 10 years.

Under ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement.  Accordingly, the we recorded discrete income tax benefits in the consolidated statements of income of $0.2 million during the fiscal year ended June 30, 2019, for excess tax benefits related to equity compensation.

The total provision (benefit) for income taxes included in the consolidated financial statements was as follows (in thousands):

	2019	2018	2017
Continuing operations	$18,424	$38,904	$11,822
Discontinued operations	(2,189)	1,701	3,506
Total Provision	$16,235	$40,605	$15,328

The tax benefit for discontinued operations relates mostly to the write-off of deferred tax liabilities from the sale of the Cooking Solutions Group.

The changes in the amount of gross unrecognized tax benefits during 2019, 2018 and 2017 were as follows (in thousands):

	2019	2018	2017
Beginning Balance	$3,003	$2,991	$2,978
Additions based on tax positions related to the current year	4	12	12
Additions for tax positions of prior years	8,281	-	1
Reductions for tax positions of prior years	(37)	-	-
Ending Balance	$11,251	$3,003	$2,991

The Company increased its uncertain tax position in the third quarter due to a technical position taken on the 2018 tax return filed in April concerning the impact of the mandatory repatriation.  The expense related to this position was recorded in the prior year and resulted in a balance sheet reclassification only.

If the unrecognized tax benefits in the table above were recognized in a future period, $10.4 million of the unrecognized tax benefit would impact the Company’s effective tax rate.

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

Country	Years Ending June 30,
United States	2016 to 2019
Canada	2015 to 2019
Germany	2016 to 2019
Ireland	2019
Portugal	2018 to 2019
United Kingdom	2016 to 2019

The Company’s policy is to include interest expense and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations.  At both June 30, 2019 and June 30, 2018, the company had less than $0.1 million for accrued interest expense on unrecognized tax benefits.

12. Commitments

The Company leases certain property and equipment under agreements with initial terms ranging from one to sixty years. Rental expense related to continuing operations for the years ended June 30, 2019, 2018, and 2017 was approximately $10.5 million, $9.2 million and $7.5 million, respectively.

The gross minimum annual rental commitments under non-cancelable operating leases, principally real-estate at June 30, 2019`:

(in thousands)	Lease	Sublease	Net obligation
2020	9,357	335	9,022
2021	7,416	342	7,074
2022	5,949	349	5,600
2023	4,147	356	3,791
2024	3,550	363	3,187
Thereafter	18,292	1,725	16,567

13. Contingencies

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

14. stock-based compensation and purchase plans

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

Total compensation cost recognized in income for equity based compensation awards was $4.4 million, $4.9 million, and $5.0 million for the years ended June 30, 2019, 2018, and 2017, respectively, primarily within Selling, General, and Administrative Expenses.  The total income tax benefit recognized in the consolidated statement of operations for equity-based compensation plans was $1.1 million, $1.2 million, and $1.9 million for the years ended June 30, 2019, 2018 and 2017, respectively.

There were 578,433 shares of common stock reserved for issuance under various compensation plans at June 30, 2019.

Restricted Stock Awards

The Company may award shares of restricted stock to eligible employees and non-employee directors of the Company at no cost, giving them, in most instances, all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights during the restriction period.  Such shares and rights are subject to forfeiture if certain employment conditions are not met.  During the restriction period, recipients of the shares are entitled to dividend equivalents on such shares, providing that such shares are not forfeited.  Dividends are accumulated and paid out at the end of the restriction period.  During 2019, 2018, and 2017, the Company granted 70,085, 51,792, and 51,563 shares respectively of restricted stock to eligible participants.  Restrictions on the stock awards generally lapse between fiscal 2020 and fiscal 2022.  For the years ended June 30, 2019, 2018, and 2017, $ 3.7 million, $3.7 million, and $3.6 million, respectively, was recognized as compensation expense related to restricted stock awards.  Substantially all awards are expected to vest.

A summary of restricted stock awards activity during the year ended June 30, 2019 is as follows:

	Restricted Stock Awards
	Number	Aggregate
	of	Intrinsic
	Shares	Value
Outstanding, June 30, 2018	120,010	$12,258,515
Granted	70,085
Exercised / vested	(43,959)	$(885,810)
Canceled	(18,094)
Outstanding, June 30, 2019	128,042	$9,365,632

Restricted stock awards granted during 2019, 2018 and 2017 had a weighted average grant date fair value of $102.74, $93.73, and $85.07, respectively.  The grant date fair value of restricted stock awards is determined based on the closing price of the Company’s common stock on the date of grant.  The total intrinsic value of awards exercised during the years ended June 30, 2019, 2018, and 2017 was $0.9 million, $0.8 million, and $1.1 million, respectively.

As of June 30, 2019, there was $5.8 million of unrecognized compensation costs related to awards expected to be recognized over a weighted-average period of 1.52 years.

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

Dividend equivalents are accumulated and paid out at the end of the restriction period.  The restrictions on the units expire after three years.  At June 30, 2019 and 2018, respectively, 34,950 and 31,760 shares of restricted stock units are outstanding and subject to restrictions that lapse between fiscal 2020 and fiscal 2022. The compensation expense associated with this incentive program is charged to income over the restriction period.  The Company recorded compensation expense related to this program of $0.3 million, $0.3 million, and $0.4 million for the years ended June 30, 2019, 2018 and 2017, respectively.

As of June 30, 2019, there was $0.3 million of unrecognized compensation costs related to awards expected to be recognized over a weighted-average period of 1.2 years.

The fair value of the awards under the annual component of this incentive program is measured using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model are as follows:

	2019	2018	2017
Risk-free interest rates	2.63%	1.55%	0.71%
Expected life of option grants (in years)	3	3	3
Expected volatility of underlying stock	25.1%	25.6%	25.7%
Expected quarterly dividends (per share)	$0.18	$0.16	$0.14

Under the long-term component, grants of performance share units (“PSUs”) are made annually to key employees and the share units are earned based on the achievement of certain overall corporate financial performance targets over the performance period.  At the end of the performance period, the number of shares of common stock issued will be determined by adjusting upward or downward from the target in a range between 50% and 200%.  No shares will be issued if the minimum performance threshold is not achieved. The final performance percentage, on which the payout will be based considering the performance metrics established for the performance period, will be certified by the Compensation Committee of the Board of Directors.

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

A summary of the awards activity under the executive compensation program during the year ended June 30, 2019 is as follows:

	Annual Component			Performance Stock Units
		Weighted
	Number	Average	Aggregate	Number	Aggregate
	of	Exercise	Intrinsic	of	Intrinsic
	Shares	Price	Value	Shares	Value
Non-vested, June 30, 2018	31,760	$62.71	$442,850	58,028	$5,013,531
Granted	13,625	$76.65		28,803
Vested	(8,677)	$58.35	$440,358	(6,639)	$508,614
Forfeited	(1,758)	$65.84		(11,140)
Non-vested, June 30, 2019	34,950	$69.07	$(496,674)	69,052	$6,529,012

Restricted stock awards granted under the annual component of this program in fiscal 2019, 2018, and 2017 had a grant date fair value of $110.22, $96.56, and $87.05, respectively.  The PSUs granted in fiscal 2019, 2018 and 2017 had a grant date fair value of $106.65, $91.75, and $83.92, respectively. The total intrinsic value of awards vested under the executive compensation program during the years ended June 30, 2019 ,2018, and 2017 was $0.9 million, $1.6 million, and $2.3 million respectively.

The Company recognized compensation expense related to the PSUs of $0.3 million, $0.9 million, and $1.0 million for the years ended June 30, 2019, 2018 and 2017 respectively based on the probability of the performance targets being met. The total unrecognized compensation costs related to non-vested performance share units was $1.4 million at June 30, 2019, which is expected to be recognized over a weighted average period of 1.02 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan that allows employees to purchase shares of common stock of the Company at a discount from the market each quarter. The ESPP plan, which was effective as of July 1, 2005, provided employees the option to purchase Standex stock at a discount of 5%. The Plan was modified, effective as of April 1, 2017, to increase the stock purchase discount to 15% and is considered a compensatory Plan. Under this new Plan, shares of our stock may be purchased by employees quarterly at 85% of the fair market value on the last day of each quarter. The 15% discount is recorded as a component of SG&A in the Company’s Consolidated Statements of Operations. Shares of stock reserved for the plan were 73,617 at June 30, 2019. Shares purchased under this plan aggregated to 7,698, 5,622, and 3,742 in 2019, 2018 and 2017, respectively, at an average price of $65.63, $86.01, and $84.17, respectively.

15. Accumulated Other Comprehensive Income (LosS)

The components of the Company’s accumulated other comprehensive income (loss) at June 30, 2019 and 2018 are as follows (in thousands):

	2019	2018
Foreign currency translation adjustment	$(27,658)	$(25,013)
Unrealized pension losses, net of tax	(107,380)	(95,112)
Unrealized losses on derivative instruments, net of tax	(2,240)	(1,734)
Total	$(137,278)	$(121,859)

16. restructuring

The Company has undertaken a number of initiatives that have resulted in severance, restructuring, and related charges. A summary of charges by initiative is as follows (in thousands):

	Involuntary Employee
	Severance and
Year Ended June 30,	Benefit Costs	Other	Total
2019 Restructuring Initiatives	$1,167	$84	$1,251
Prior Year Initiatives	252	132	384
Total expense	$1,419	$216	$1,635

2018 Restructuring Initiatives	$2,387	$3,476	$5,863
Prior Year Initiatives	224	877	1,101
Total expense	$2,611	$4,353	$6,964

2017 Restructuring Initiatives	$1,862	$3,527	$5,389
Prior Year Initiatives	-	372	372
Total expense	$1,862	$3,899	$5,761

2019 Restructuring Initiatives

The Company continues to focus our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions, facility closures, and consolidations.  During fiscal year 2019, we also incurred restructuring expenses related to third party assistance with analysis and implementation of these activities.

	Involuntary
	Employee Severance
	and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2018	$-	$-	$-
Additions and adjustments	1,167	84	1,251
Payments	(1,020)	(79)	(1,099)
Restructuring liabilities at June 30, 2019	$147	$5	$152

2018 Restructuring Initiatives

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

The Company anticipates further restructuring charges in 2020 based upon market conditions and cost reduction activities to improve our competitive advantage.

Activity in the reserves related to 2018 restructuring initiatives is as follows (in thousands):

	Involuntary Employee
	Severance and
	Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2018	$147	$334	$481
Additions and adjustments	252	132	384
Payments	(399)	(466)	(865)
Restructuring liabilities at June 30, 2019	$-	$-	$-

Activity in the reserves related to 2017 restructuring initiatives is as follows (in thousands):

	Involuntary Employee
	Severance and
	Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2017	$490	$1,189	$1,679
Additions and adjustments	2,780	3,715	6,495
Payments	(3,123)	(4,570)	(7,693)
Restructuring liabilities at June 30, 2018	$147	$334	$481

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Involuntary Employee
	Severance and
Year Ended June 30,	Benefit Costs	Other	Total
Fiscal Year 2019
Engraving	$662	$-	$662
Electronics	327	27	354
Engineering Technologies	17	99	116
Food Service Equipment	277	90	367
Corporate and Other	136	-	136
Total expense	$1,419	$216	$1,635

Fiscal Year 2018
Engraving	$1,199	$488	$1,687
Electronics	215	84	299
Engineering Technologies	224	874	1,098
Food Service Equipment	681	2,855	3,536
Corporate and Other	292	52	344
Total expense	$2,611	$4,353	$6,964

Fiscal Year 2017
Engraving	$6	$-	$6
Electronics	11	488	499
Engineering Technologies	809	3,070	3,879
Food Service Equipment	1,100	22	1,122
Corporate and Other	(64)	319	255
Total expense	$1,862	$3,899	$5,761

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

Net periodic benefit cost for U.S. and non-U.S. plans included the following components (in thousands):

	U.S. Plans			Foreign Plans
	Year Ended June 30,			Year Ended June 30,
	2019	2018	2017	2019	2018	2017
Service Cost	$3	$3	$3	$189	$187	$37
Interest Cost	10,342	10,079	10,451	1,013	1,050	1,022
Expected return on plan assets	(13,541)	(13,484)	(13,761)	(908)	(947)	(1,152)
Recognized net actuarial loss	4,121	4,579	4,760	340	941	1,016
Amortization of prior service cost (benefit)	-	-	-	(3)	(37)	(48)
Net periodic benefit cost (benefit)	$925	$1,177	$1,453	$631	$1,194	$875

The following table sets forth the funded status and amounts recognized as of June 30, 2019 and 2018 for our U.S. and foreign defined benefit pension plans (in thousands):

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
	2019	2018	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$243,096	$259,963	$41,194	$42,141
Service cost	3	3	189	187
Interest cost	10,342	10,079	1,013	1,050
Actuarial loss (gain)	16,268	(10,761)	4,580	(2,701)
Benefits paid	(16,169)	(16,188)	(1,545)	(1,639)
Foreign currency exchange rate & other changes	-	-	(1,448)	2,156
Projected benefit obligation at end of year	$253,540	$243,096	$43,983	$41,194
Change in plan assets
Fair value of plan assets at beginning of year	$190,960	$195,328	$38,117	$36,921
Actual return on plan assets	11,190	6,070	3,464	1,113
Employer contribution	244	5,750	1,115	1,196
Benefits paid	(16,189)	(16,188)	(1,545)	(1,638)
Foreign currency exchange rate	-	-	(1,486)	525
Fair value of plan assets at end of year	$186,205	$190,960	$39,665	$38,117

Funded Status	$(67,335)	$(52,136)	$(4,318)	$(3,077)
Amounts recognized in the consolidated balance sheets consist of:
Prepaid Benefit Cost	$-	$-	$3,919	$4,759
Current liabilities	(211)	(219)	(213)	(1,926)
Non-current liabilities	(67,124)	(51,917)	(8,024)	(5,910)
Net amount recognized	$(67,335)	$(52,136)	$(4,318)	$(3,077)

Unrecognized net actuarial loss	$135,779	$121,281	$6,405	$4,778
Unrecognized prior service cost	-	-	(42)	(45)
Accumulated other comprehensive income, pre-tax	$135,779	$121,281	$6,363	$4,733

The accumulated benefit obligation for all defined benefit pension plans was $297.4 million and $283.9 million at June 30, 2019 and 2018, respectively.

The estimated actuarial net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $5.8 million.

Plan Assets and Assumptions

The fair values of the Company’s pension plan assets at June 30, 2019 and 2018 by asset category, as classified in the three levels of inputs described in Note 1 under the caption Fair Value of Financial Instruments, are as follows (in thousands):

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$7,696	$439	$7,257	$-
Common and preferred stocks	86,415	1,866	84,549	-
U.S. Government securities	9,161	-	9,161	-
Corporate bonds and other fixed income securities	97,627	7,163	90,464	-
Other	24,971	-	24,971	-
	$225,870	$9,468	$216,402	-

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$4,482	$325	$4,157	-
Common and preferred stocks	89,934	16,353	73,581	-
U.S. Government securities	14,461	-	14,461	-
Corporate bonds and other fixed income securities	102,105	6,711	95,394	-
Other	18,095	-	18,095	-
	$229,077	$23,389	$205,688	-

Asset allocation at June 30, 2019 and 2018 and target asset allocations for 2019 are as follows:

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
Asset Category	2019	2018	2019	2018
Equity securities	31%	33%	20%	20%
Debt securities	35%	33%	41%	44%
Global balanced securities	24%	24%	37%	35%
Other	10%	10%	2%	1%
Total	100%	100%	100%	100%

	2019
Asset Category – Target	U.S.	U.K.
Equity securities	32%	17%
Debt and market neutral securities	33%	42%
Global balanced securities	25%	40%
Other	10%	1%
Total	100%	100%

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

Year Ended June 30	2019	2018	2017
Plan assumptions - obligations
Discount rate	0.24 - 3.70%	0.38 - 4.40%	1.90 - 4.00%
Rate of compensation increase	3.20%	3.60%	3.70%

Plan assumption - cost
Discount rate	0.38 - 4.40%	0.43 - 4.00%	1.50 - 4.00%
Expected return on assets	2.45 - 7.00%	2.55 - 7.00%	3.75 - 7.10%
Rate of compensation increase	3.60%	3.70%	3.30%

Included in the above are the following assumptions relating to the obligations for defined benefit pension plans in the United States at June 30, 2019; a discount rate of 3.7% and expected return on assets of 7.0%. The U.S. defined benefit pension plans represent the majority of our pension obligations. The expected return on plan assets assumption is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds. The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year. The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.

Expected benefit payments for all plans during the next five years are as follows: 2020, $17.8 million; 2021, $17.4 million; 2022, $17.9 million; 2023, $17.8 million; 2024, $17.8 million and five years thereafter, $87.5 million. The Company expects to make $5.4 million of contributions to its pension plans in 2020.

The Company operates defined benefit plans in Germany and Japan which are unfunded.

Multi-Employer Pension Plans

We contribute to two multiemployer defined benefit plans under the terms of collective bargaining agreements that cover our union-represented employees. These plans generally provide for retirement, death and/or termination benefits for eligible employees within the applicable collective bargaining units, based on specific eligibility/participation requirements, vesting periods and benefit formulas. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

●	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
●	If a participating employer stops contributing to the multiemployer plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
●

If we choose to stop participating in some of our multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. However, cessation of participation in a multiemployer plan and subsequent payment of any withdrawal liability is subject to the collective bargaining process.

The following table outlines the Company’s participation in multiemployer pension plans for the periods ended June 30, 2019, 2018, and 2017 , and sets forth the yearly contributions into each plan. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act zone status available in 2019 amd 2018 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary. Among other factors, plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded, and plans certified in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (“FIP”) for yellow/orange zone plans, or a rehabilitation plan (“RP”) for red zone plans, is either pending or has been implemented. For all plans, the Company’s contributions do not exceed 5% of the total contributions to the plan in the most recent year.

		Pension Protection Act							Expiration
		Zone Status			Contributions				Date of
									Collective
	EIN/Plan			FIP/RP				Surcharge	Bargaining
Pension Fund	Number	2019	2018	Status	2019	2018	2017	Imposed?	Agreement
New England Teamsters and Trucking Industry Pension Fund	04-6372430-001	Red	Red	Yes/ Implemented	$461	482	$530	No	Apr-21

IAM National Pension Fund, National Pension Plan	51-6031295-002	Green	Green	N/A	644	638	633	No	Oct. 2019 - May 2021
					$1,105	1,120	$1,163

Retirement Savings Plans

The Company has two primary employee savings plans, one for salaried employees and one for hourly employees. Substantially all of our full-time domestic employees are covered by these savings plans. Under the provisions of the plans, employees may contribute a portion of their compensation within certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of our employees under the plans. Company contributions were $4.0 million, $3.7 million, and $4.0 million for the years ended June 30, 2019, 2018, and 2017, respectively. At June 30, 2019, the salaried plan holds approximately 59,000 shares of Company common stock, representing approximately 3.86% of the holdings of the plan.

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

•          Food Service Equipment – an aggregation of five operating segments that manufacture and sell commercial food service equipment;

Net sales include only transactions with unaffiliated customers and include no significant intersegment or export sales.  Operating income by segment and geographic area excludes general corporate and interest expenses.  Assets of the Corporate segment consist primarily of cash, office equipment, and other non-current assets.

Given the nature of our corporate expenses, management concluded that it would not presently be appropriate to allocate the expenses associated with corporate activities to our operating segments.  These corporate expenses include the costs for the corporate headquarters, salaries and wages for the personnel in corporate, professional fees related to corporate matters and compliance efforts, stock-based compensation and post-retirement benefits related to our corporate executives, officers and directors, and other compliance related costs.  The Company has a process to allocate and recharge certain direct costs to the operating segments when such direct costs are administered and paid at corporate.  Such direct expenses that are recharged on an intercompany basis each month include such costs as insurance, workers’ compensation programs, audit fees and pension expense.  The accounting policies applied by the reportable segments are the same as those described in the Summary of Accounting Policies footnote to the consolidated financial statements.  There are no differences in accounting policies which would be necessary for an understanding of the reported segment information.

Industry Segments
(in thousands)	Net Sales			Depreciation and Amortization
	2019	2018	2017	2019	2018	2017
Engraving	$149,693	$136,275	$105,943	$8,232	$5,483	$3,100
Electronics	204,073	196,291	136,689	11,751	10,564	4,960
Engineering Technologies	105,270	90,781	90,506	5,963	6,006	5,976
Hydraulics	53,943	48,169	41,150	708	750	730
Food Service Equipment	278,600	298,936	273,597	3,825	3,493	2,704
Corporate and Other	-	-	-	402	400	343
Total	$791,579	$770,452	$647,885	$30,881	$26,696	$17,813

	Income (Loss) From Operations			Capital Expenditures(1)
	2019	2018	2017	2019	2018	2017
Engraving	$23,996	$29,618	$26,139	$13,868	$9,339	$7,807
Electronics	41,227	45,501	27,855	12,646	8,487	4,000
Engineering Technologies	11,169	6,506	9,758	3,857	3,581	6,510
Hydraulics	8,891	7,398	6,802	935	1,394	1,058
Food Service Equipment	22,773	28,131	23,633	3,143	2,544	4,097
Restructuring charge	(1,635)	(6,964)	(5,761)	-	-	-
Acquisition-related costs	(3,075)	(3,749)	(7,843)	-	-	-
Other operating income (expense), net	(500)	-	-	-	-	-
Corporate	(24,729)	(26,430)	(23,664)	57	258	418
Total	$78,117	$80,011	$56,919	$34,506	$25,603	$23,890
Interest expense	(10,760)	(8,029)	(4,043)
Other, net	(1,744)	(1,735)	(1,917)
Income from continuing operations before income taxes	$65,613	$70,247	$50,959

(1)	Includes capital expenditures in accounts payable of $3.8 million, $0.4 million, and $0.4 million at June 30, 2019, 2018, and 2017 respectively.

	Goodwill		Identifiable Assets
	2019	2018	2019	2018
Engraving	$79,392	$26,697	$233,569	$149,973
Electronics	131,317	113,798	332,326	318,564
Engineering Technologies	43,890	44,247	149,628	150,150
Hydraulics	3,059	3,059	28,132	25,646
Food Service Equipment	23,360	23,453	159,656	149,743
Corporate & Other	485	497	18,578	23,031
Discontinued Operations			-	99,830
Total	$281,503	$211,751	$921,889	$916,937

Net sales (2)	2019	2018	2017
United States	$520,908	$495,211	$415,893
Asia Pacific	108,667	108,569	86,480
EMEA (3)	144,636	149,249	124,990
Other Americas	17,368	17,423	20,522
Total	$791,579	$770,452	$647,885

(2)	Net sales were identified based on geographic location where our products and services were initiated.
(3)	EMEA consists primarily of Europe, Middle East and S. Africa.

Long-lived assets	2019	2018	2017
United States	$81,122	$77,250	$76,317
Asia Pacific	35,033	30,911	30,268
EMEA (4)	27,160	25,709	15,816
Other Americas	4,709	3,064	2,711
Total	$148,024	$136,934	$125,112

(4)	EMEA consists primarily of Europe, Middle East and S. Africa.

19. Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for the years ended June 30, 2019 and 2018 are as follows (in thousands, except for per share data):

	2019
	First	Second	Third	Fourth
Net sales	$193,080	$195,522	$193,771	$209,206
Gross profit	69,252	66,936	61,790	70,082
Net income	15,857	13,398	26,269	12,390
EARNINGS PER SHARE (1)

Basic	$1.25	$1.06	$2.09	$1.00
Diluted	$1.24	$1.05	$2.09	$0.99

	2018
	First	Second	Third	Fourth
Net sales	$189,142	$185,694	$192,147	$203,469
Gross profit	65,671	63,317	66,112	74,502
Net income	13,998	(2,806)	12,800	12,612
EARNINGS PER SHARE (1)
Basic	$1.10	$(0.22)	$1.01	$0.99
Diluted	$1.09	$(0.22)	$1.00	$0.99

(1)	Basic and diluted earnings per share are computed independently for each reporting period. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the year-to-date amounts.

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

The transaction closed on March 31, 2019 and resulted in a pre-tax gain of $20.5 million less related transaction expenses of $4.4 million.  The Company reported a tax benefit related to the sale due to the write-off of deferred tax liabilities related to the Cooking Solutions Group. A cash payment of $106.9 million was received on April 1, 2019. The proceeds received were subsequently used to pay down borrowings on our revolving credit facility.

Results of the Cooking Solutions Group in current and prior periods have been classified as discontinued operations in the Condensed Consolidated Financial Statements and excluded from the results from continuing operations.  Activity related to the Cooking Solutions Group and other discontinued operations for the year ended June 30, 2019 and 2018 is as follows (in thousands):

	Year Ended June 30,
	2019	2018
Net Sales	$71,451	$97,930

Gain on Sale of Business	$20,539	$-
Transaction Fees	(4,397)	-
Income from Discontinued Operations	$18,900	$6,136
Non-operating Income (Expense)	(364)	826
Profit Before Taxes	$18,536	$6,962
Benefit (Provision) for Taxes	2,189	(1,701)
Net income from Discontinued Operations	$20,725	$5,261

Assets and liabilities related to our discontinued operations appear in the condensed consolidated balance sheets are as follows (in thousands):

	June 30, 2019	June 30, 2018
Accounts receivable	$-	$14,445
Inventories	-	22,923
Prepaid Expenses	-	303
Due from Buyer	-	-
Total current assets	-	37,671

Property, plant, equipment, net	-	7,637
Intangible assets, net	-	13,137
Goodwill	-	40,011
Other non-current assets	-	1,374
Total non-current assets	-	62,159
Total Assets	-	99,830

Accounts Payable	-	10,759
Accrued Liabilities	620	7,897
Income Tax Payable	-	9
Total current liabilities	620	18,665

Non-current Liabilities	-	50
Total Liabilities	620	18,715

Net Assets	$(620)	$81,115

21. PROPERTY INSURANCE CLAIM

On June 26, 2019, the New Albany, Mississippi warehouse serving the Refrigerated Solutions Group’s Master-Bilt  brand experienced a fire that substantially destroyed all contents therein.  The warehouse, which was leased, comprises approximately 155,000 square feet.  While the adjacent manufacturing facilities did not suffer any damage, there was approximately $7 million of damage to the Company’s finished goods and approximately $1 million related to ancillary handling equipment.  The Company has insurance coverage associated with the lost inventory and equipment and has recorded an insurance recovery asset, net of an insurance deductible of $0.5 million, as a component of Prepaid Expenses and Other Current Assets on the Consolidated Balance Sheet.  In addition, the Company expects to work with its insurer to recover lost profits associated with business interruption it anticipates experiencing in fiscal year 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Standex International Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Standex International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 27, 2019 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition – Revenue Recognized Over Time

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s revenue that is recognized over time was $32.0 million for the year ended June 30, 2019.  For these transactions, revenue is recognized over time based on cost incurred to date as a percentage of total estimated cost. We identified revenue recognized over time as a critical audit matter.

The principal considerations for our determination that this matter is a critical audit matter are as follows. Accounting for these transactions requires the Company to monitor customer contracts to determine the expected costs to be incurred to satisfy the related performance obligation. Management’s determination of these expected costs involves estimation and subjectivity, which, in turn, involved complexity and auditor subjectivity in evaluating management’s estimates and obtaining sufficient appropriate audit evidence related to such estimates.

Our audit procedures related to revenue recognized over time included the following, among others.

●	We tested the operating effectiveness of controls relating to management’s development and ongoing evaluation of each contract’s expected cost.
●

For a sample of transactions, we inspected the customer contract and evaluated assumptions used by management in determining the contract’s estimated expected cost in order to fulfill the performance obligation under the contract. This included comparing planned costs to actual costs incurred to date based on management’s original assumptions and corroborating management’s assumptions with company engineers assigned to the contract.

●

For a sample of transactions, we evaluated whether the assumptions surrounding the expected costs to be incurred were reasonable by testing management’s historical ability to estimate. This included comparing actual costs incurred on completed contracts to management’s original assumptions and assumptions throughout the contract’s life related to expected costs to be incurred.

Goodwill Impairment Assessment

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $282 million at June 30, 2019, which is allocated to the Company’s nine reporting units. Goodwill is tested for impairment at least annually at the reporting unit level. We identified the Company’s goodwill impairment assessment of certain reporting units as a critical audit matter.

The principal considerations for our determination that this matter is a critical audit matter are as follows. The determination of the fair value of reporting units requires management to make significant estimates and assumptions related to forecasts of future cash flows and discount rates. This requires management to evaluate historical results and expectations of future operating performance based on relevant information available to them regarding expectations of industry performance as well as expectations for entity-specific performance. In addition, determining the discount rate requires management to evaluate the appropriate risk premium based on their judgment of industry and entity-specific risks. As disclosed by management, changes in these assumptions could have a significant impact on either the fair value of the reporting units, the amount of any goodwill impairment charge, or both. In turn, auditing management’s judgments regarding forecasts of future cash flows and the discount rate to be applied involved a high degree of auditor subjectivity.

Our audit procedures related to the Company’s goodwill impairment assessment of certain reporting units included the following, among others.

●

We tested the design and operating effectiveness of controls relating to management’s goodwill impairment tests, including controls over the determination of key inputs such as the forecasting of future cash flows and determination of the discount rate.

●	We compared management’s forecasts of future revenue and operating margin to third -party industry projections, historical operating results, and past projections.
●	We evaluated management’s historical ability to achieve forecasted revenue and operating margins.
●	We performed sensitivity analysis on the Company’s future revenue and operating margins to evaluate the reasonableness of management’s forecasts.
●

We utilized a valuation specialist to assist in recalculating the Company’s discounted cash flow model and in evaluating the reasonableness of significant assumptions to the model, including the discount rate.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

August 27, 2019

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

The management of the Company including its Chief Executive Officer, and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2019, that the disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. As discussed in Note 2 to the consolidated financial statements contained in this Report, the Company acquired all of the outstanding stock of Tenibac-Graphion Inc., Agile Magnetics Inc., and Genius Solutions Engineering Company. The acquisitions represent approximately 3.5% of the Company's consolidated continuing operations revenue for the year ended June 30, 2019, and approximately 6.2% of the Company's consolidated assets at June 30, 2019. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2019 excludes any evaluation of the internal control over financial reporting of Tenibac-Graphion Inc. Agile Magnetics Inc. and the Genius Solutions Engineering Company.

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of our fiscal year (ended June 30, 2019) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Based on the Company’s processes, as described above, management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of June 30, 2019 to provide reasonable assurance of achieving its objectives. These results were reviewed with the Audit Committee of the Board of Directors. Grant Thornton, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on the Company’s internal control over financial reporting, which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Standex International Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Standex International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2019, and our report dated August 27, 2019 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Genius Solutions Engineering Company (“GS Engineering”), Regional Mfg. Specialists, Inc. (“Agile Magnetics”), and Tenibac-Graphion, Inc. (“Tenibac”), three wholly-owned subsidiaries, whose financial statements reflect total assets and revenues constituting 6.2 percent and 3.5 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2019. As indicated in Management’s Report, GS Engineering, Agile Magnetics, and Tenibac were acquired during 2019. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of GS Engineering, Agile Magnetics, and Tenibac.

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

August 27, 2019

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission (“SEC”) a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended June 30, 2019 (the “Proxy Statement”). The information required by this item and not provided in Part 1 of this report under Item 1 “Executive Officers of Standex” is incorporated by reference from the Proxy Statement under the captions “Election of Directors,” “Stock Ownership in the Company,” “Other Information Concerning the Company, Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 11. Executive Compensation

Information regarding executive compensation is incorporated by reference from the Proxy Statement under the captions and sub-captions: “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “2019 Summary Compensation Table,” “Other Information Concerning the Company, Board of Directors and Its Committees,” and “Directors Compensation.”

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

The Equity Compensation Plan table below represents information regarding the Company’s equity based compensation plan at June 30, 2019.

	(A)	(B)	(C)
	Number of Securities To	Weighted-Average	Number of Securities Remaining
	Be Issued Upon Exercise	Exercise Price Of	Available For Future Issuance Under
	Of Outstanding Options,	Outstanding Options,	Equity Compensation Plans (Excluding
Plan Category	Warrants And Rights	Warrants And Rights	Securities reflected in Column (A))
2008 Equity compensation plan approved by stockholders	218,852	$9.93	92,717
2018 Omnibus Equity compensation plan approve by stockholders	14,284	$-	485,716
Equity compensation plans not approved by stockholders	-	$-	-
Total	233,136	$9.93	578,433

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements

Financial Statements covered by the Reports of Independent Registered Public Accounting Firm
		(A)	Consolidated Statements of Operations for the fiscal years ended June 30, 2019, 2018 and 2017
		(B)	Consolidated Balance Sheets as of June 30, 2019 and 2018
		(C)	Comprehensive Income for the fiscal years ended June 30, 2019, 2018 and 2017
		(D)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2019, 2018 and 2017
		(E)	Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2019, 2018 and 2017
		(F)	Notes to Consolidated Financial Statements

	2.	Financial Statements Schedule
The following financial statement schedule is included as required by Item 8 to this report on Form 10-K
Schedule II – Valuation and Qualifying Accounts is included in the Notes to Consolidated Financial Statements
All other schedules are not required and have been omitted

3.	Exhibits

Incorporated
Exhibit			by Reference		Filed
Number		Exhibit Description	Form	Date	Herewith

(b) 3.	(i)	Restated Certificate of Incorporation of Standex, dated October 27, 1998 filed as Exhibit 3(i).	10-Q	12/31/1998

	(ii)	By-Laws of Standex, as amended, and restated effective January 30, 2015 filed as Item 5.03, Exhibit 3.1	8-K	2/4/2015

10.	(a)	Employment Agreement dated January, 20, 2014 between the Company and David Dunbar*	10-K	6/30/2016

	(b)	Amended and Restated Employment Agreement dated August 25, 2010 between the Company and Thomas D. DeByle*	10-K	6/30/2010

	(c)	Employment Agreement dated April 4, 2016 between the Company and Alan J. Glass*	10-K	6/30/2016

	(d)	Employment Agreement dated August 26, 2019 between the Company and Annemarie Bell*			X

	(e)	Employment Agreement dated July 27, 2015 between the Company and Paul Burns*	10-K	6/30/2016

	(f)	Standex International Corporation Amended and And Restated 2008 Long Term Incentive Plan, effective October 28, 2008. Filed as Exhibit 10.*	10-K	6/30/2012

	(g)	Standex International Corporation Executive Life Insurance Plan effective April 27, 1994 and as Amended and restated on April 25, 2001 filed as Exhibit 10(k).*	10-K	6/30/2001

	(h)	Standex International Corporation Supplemental Retirement Plan adopted April 26, 1995 and Amended on July 26, 1995 filed as Exhibit 10(n).*	10-K	6/30/1995

	(i)	Form of Indemnification Agreement for directors and executive officers of the Company filed as Item 1.01, Exhibit 10.*	8-K	5/5/2008

	(j)	2018 Omnibus Incentive Plan	8-K	10/29/2018

	(k)	Standex Deferred Compensation Plan for highly compensated employees filed as Item 5.02.*	8-K	1/31/2008

	(l)	Code of Ethics for Chief Executive Officer and Senior Financial Officers is incorporated by reference as Exhibit 14.	10-K	6/30/2004

(m)

Amended and Restated Credit Agreement Dated December 19, 2014 by and among

Standex International Corporation, Citizens Bank, N.A.; Bank of America, N.A.; TD Bank, N.A.; JPMorgan Chase Bank, N.A.; Branch Banking & Trust Company and Santander Bank, N.A. Filed as Item 1.01, Exhibit 10

	8-K	12/19/2014

(n)	Stock Purchase Agreement dated as of October 17, 2016 by and among Standex International Corporation, as buyer, and Gregory J. Deutschmann, as sellers, of Horizon Scientific, Inc., filed as Exhibit 10	10-Q	9/30/2016

(o)

Share Purchase Agreement dated as of February 2, 2017 by Mold-Tech Singapore Pte. Ltd. a subsidiary of Standex International Corporation, as buyer and Oki Electric Industry Co., Ltd. as sellers, of all Outstanding stock of Oki Sensor Device Corporation (English translation of Japanese original document)

			10-Q	3/31/2017

	(p)	Standex International Long-Term Incentive Plan Award			X

21.		Subsidiaries of Standex International Corporation			X

23.1		Consent of Independent Registered Public Accounting Firm Grant Thornton LLP			X

24.		Powers of Attorney of Charles H. Cannon, Thomas E. Chorman, Jeffrey S. Edwards, B. Joanne Edwards, Thomas J. Hansen, Michael A. Hickey and Daniel B. Hogan			X

31.1		Rule 13a-14(a) Certification of President and Chief Executive Officer			X

31.2		Rule 13a-14(a) Certification of Vice President and Chief Financial Officer			X

32.		Section 1350 Certification			X

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on August 27, 2019.

STANDEX INTERNATIONAL CORPORATION (Registrant)

/s/ DAVID DUNBAR
David Dunbar
President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on August 27, 2019:

Signature	Title

/s/ DAVID DUNBAR	President/Chief Executive Officer
David Dunbar

/s/ THOMAS D. DEBYLE	Vice President/Chief Financial Officer
Thomas D. DeByle

/s/ SEAN VALASHINAS	Chief Accounting Officer / Assistant Treasurer
Sean Valashinas

David Dunbar, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on August 27, 2019 as attorney-in-fact for the following directors of the Registrant:

Charles H. Cannon	Thomas J. Hansen
Thomas E. Chorman	Michael A. Hickey
B. Joanne Edwards	Daniel B. Hogan
Jeffrey S. Edwards

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

INDEX TO EXHIBITS

21	Subsidiaries of Standex

23	Consent of Independent Registered Public Accounting Firm Grant Thornton LLP

24	Powers of Attorney of Charles H. Cannon, Thomas E. Chorman, B. Joanne Edwards, Jeffrey S. Edwards, Thomas J. Hansen, Michael A. Hickey and Daniel B. Hogan.

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Vice President and Chief Financial Officer

32	Section 1350 Certification

END OF FORM 10-K

SUPPLEMENTAL INFORMATION FOLLOWS

Board of Directors	Title

Charles H. Cannon, Jr., [1,2,4]	Retired Chairman and CEO, JBT Corporation

Thomas E. Chorman [1,2,3,4]	CEO, Foam Partners LLC

David Dunbar [4]	President and Chief Executive Officer; Chairman of the Board

Jeffrey S Edwards [2,3]	Chairman and Chief Executive Officer, Cooper Standard Holdings, Inc.

B. Joanne Edwards [1,3]	Retired Senior Vice President & General Manager, Residential & Wiring Device Business, Eaton Corporation

Thomas J. Hansen [1]	Former Vice Chairman of Illinois Tool Works, Inc.

Michael A. Hickey[2,4]	Executive Vice President and President of the Global Institutional Business, Ecolab Inc.

Daniel B. Hogan, Ph. D. 3	Executive Director, Passim Folk Music and Cultural Center

________________________

1     Member of Audit Committee

2     Member of Compensation Committee

3     Member of Corporate Governance/Nominating Committee

4     Member of Executive Committee

Corporate Officers
David Dunbar	President and Chief Executive Officer
Thomas D. DeByle	Vice President, Chief Financial Officer and Treasurer
Alan J. Glass	Vice President, Chief Legal Officer and Secretary
Stacey S. Constas	Corporate Governance Officer and Assistant Secretary
Sean Valashinas	Chief Accounting Officer and Assistant Treasurer
Christopher J. Seiler	Tax Director
Annemarie Bell	Vice President, Human Resources
Paul Burns	Vice President of Strategy and Business Development

Shareholder Information

Corporate Headquarters	Standex International Corporation
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

Stockholders’ Meeting	The Annual Meeting of Stockholders will be held at 9:00 a.m. on Tuesday, October 22, 2019 at Standex International Corporation’s Corporate Headquarters, 11 Keewaydin Drive 3rd Floor, Salem, NH 03079