Form 10-Q
period 2019-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 2019-11-06
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit  such files).             Yes [X]     NO [  ]

Delaware	31-0596149
(State of incorporation)	(IRS Employer Identification No.)

11 KEEWAYDIN DRIVE, Salem, New Hampshire	03079
(Address of principal executive offices)	(Zip Code)

(603) 893-9701 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

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

Large accelerated filer [ X ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      YES [  ]     NO [X]

The number of shares of Registrant's Common Stock outstanding on November 3, 2019 was 12,461,560.

STANDEX INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1

STANDEX INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets

(In thousands, except per share data)	September 30, 2019 (unaudited)	June 30, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$90,244	$93,145
Accounts receivable, net of reserve for doubtful accounts of $1,765 and $1,451 at September 30, 2019 and June 30, 2019	114,038	119,589
Inventories	98,359	88,645
Prepaid expenses and other current assets	20,297	30,872
Income taxes receivable	1,444	1,622
Total current assets	324,382	333,873
Property, plant, and equipment, net	147,408	148,024
Intangible assets, net	114,854	118,660
Goodwill	281,149	281,503
Deferred tax asset	12,853	14,140
Operating lease right-of-use asset	42,079	-
Other non-current assets	26,567	25,689
Total non-current assets	624,910	588,016
Total assets	$949,292	$921,889

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$66,651	$72,603
Accrued liabilities	63,631	62,648
Income taxes payable	4,306	5,744
Current liabilities-Discontinued Operations	124	620
Total current liabilities	134,712	141,615
Long-term debt	188,895	197,610
Operating lease long-term liabilities	34,192	-
Accrued pension and other non-current liabilities	118,572	118,351
Total non-current liabilities	341,659	315,961
Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000 shares authorized, 27,984,278 issued, 12,373,209 and 12,334,607 outstanding at September 30, 2019 and June 30, 2019	41,976	41,976
Additional paid-in capital	68,196	65,515
Retained earnings	828,226	818,282
Accumulated other comprehensive loss	(141,549)	(137,278)
Treasury shares: 15,611,069 shares at September 30, 2019 and 15,649,671 shares at June 30, 2019	(323,928)	(324,182)
Total stockholders' equity	472,921	464,313
Total liabilities and stockholders' equity	$949,292	$921,889

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	September 30,
(In thousands, except per share data)	2019	2018
Net sales	$196,438	$193,080
Cost of sales	128,154	123,828
Gross profit	68,284	69,252
Selling, general, and administrative expenses	48,675	45,472
Restructuring costs	1,479	447
Acquisition related expenses	734	688
Other operating (income) expense, net	(1,045)	-
Total operating expenses	49,843	46,607
Income from operations	18,441	22,645
Interest expense	(2,121)	(2,244)
Other non-operating income (expense)	916	(201)
Income from continuing operations before income taxes	17,236	20,200
Provision for income taxes	4,786	5,842
Income from continuing operations	12,450	14,358
Income (loss) from discontinued operations, net of income taxes	(11)	1,499
Net income (loss)	$12,439	$15,857

Basic earnings (loss) per share:
Continuing operations	$1.01	$1.13
Discontinued operations	-	0.12
Total	$1.01	$1.25
Diluted earnings (loss) per share:
Continuing operations	$1.00	$1.12
Discontinued operations	-	0.12
Total	$1.00	$1.24

Cash dividends per share	$0.20	$0.18

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	September 30,
(In thousands)	2019	2018
Net income	$12,439	$15,857
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$348	$320
Amortization of unrecognized costs	1,435	1,116
Derivative instruments:
Change in unrealized gains (losses)	1,152	363
Amortization of unrealized gains (losses) into interest expense	(1,201)	(659)
Foreign currency translation gains (losses)	(5,595)	(6,021)
Other comprehensive income (loss) before tax	$(3,861)	$(4,881)

Income tax provision (benefit):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$(47)	$(10)
Amortization of unrecognized costs	(345)	(272)
Derivative instruments:
Change in unrealized gains and (losses)	(25)	(98)
Amortization of unrealized gains and (losses) into interest expense	7	15
Income tax provision (benefit) to other comprehensive income (loss)	$(410)	$(365)

Other comprehensive income (loss), net of tax	(4,271)	(5,246)
Comprehensive income (loss)	$8,168	$10,611

See notes to unaudited condensed consolidated financial statements

Consolidated Statements of Stockholders' Equity
Standex International Corporation and Subsidiaries

				Accumulated Other
		Additional		Comprehensive			Total
For the Three month period ended September 30, 2019	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, June 30, 2019	$41,976	$65,515	$818,282	$(137,278)	15,650	$(324,182)	$464,313
Stock issued for employee stock option and purchase plans, including related income tax benefit and other	-	(76)	-	-	(50)	1,025	949
Stock-based compensation	-	2,757	-	-	-	-	2,757
Treasury stock acquired	-	-	-	-	11	(771)	(771)
Comprehensive income:							-
Net Income	-	-	12,439	-	-	-	12,439
Foreign currency translation adjustment	-	-		(5,595)	-	-	(5,595)
Pension and OPEB adjustments, net of tax of $0.4 million	-	-	-	1,390	-	-	1,390
Change in fair value of derivatives, net of tax of $0.4 million	-	-	-	(66)	-	-	(66)
Dividends declared ($0.20 per share)	-	-	(2,495)	-	-	-	(2,495)
Balance, September 30, 2019	$41,976	$68,196	$828,226	$(141,549)	15,611	$(323,928)	$472,921

For the Three month period ended September 30, 2018
(in thousands, except as specified)
Balance, June 30, 2018	$41,976	$61,328	$761,431	$(121,860)	15,279	$(292,080)	$450,795
Stock issued for employee stock option and purchase plans, including related income tax benefit and other	-	(205)	-	-	(45)	858	653
Stock-based compensation	-	2,157	-	-	-	-	2,157
Treasury stock acquired	-	-	-	-	8	(837)	(837)
Adoption of ASU 2018-02	-	-	(1,033)	-	-	-	(1,033)
Comprehensive income:							-
Net Income	-	-	15,857	-	-	-	15,857
Foreign currency translation adjustment	-	-	-	(6,021)	-	-	(6,021)
Pension and OPEB adjustments, net of tax of $0.3 million	-	-	-	1,154	-	-	1,154
Change in fair value of derivatives, net of tax of $0.4 million	-	-	-	(378)	-	-	(378)
Dividends declared ($0.18 per share)	-	-	(2,317)	-	-	-	(2,317)
Balance, September 30, 2018	$41,976	$63,280	$773,938	$(127,105)	15,242	$(292,059)	$460,030

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	September 30,
(In thousands)	2019	2018
Cash flows from operating activities
Net income	$12,439	$15,857
Income from discontinued operations	(11)	1,499
Income from continuing operations	12,450	14,358
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,380	6,655
Stock-based compensation	2,757	2,157
Non-cash portion of restructuring charge	(122)	13
Life Insurance Benefit	(1,302)	-
Contributions to defined benefit plans	(241)	(252)
Net changes in operating assets and liabilities	(13,607)	(25,502)
Net cash provided by operating activities - continuing operations	8,315	(2,571)
Net cash (used in) operating activities - discontinued operations	99	3,560
Net cash provided by operating activities	8,414	989
Cash flows from investing activities
Expenditures for property, plant, and equipment	(7,034)	(7,465)
Expenditures for acquisitions, net of cash acquired	-	(96,828)
Proceeds from insurance recovery	9,000	-
Other investing activity	376	2,332
Net cash provided by (used in) investing activities- continuing operations	2,342	(101,961)
Net cash provided by (used in) investing activities- discontinued operations	-	(232)
Net cash provided by (used in) investing activities	2,342	(102,193)
Cash flows from financing activities
Borrowings on revolving credit facility	25,700	139,500
Payments of revolving credit facility	(34,500)	(34,000)
Activity under share-based payment plans	949	652
Purchases of treasury stock	(771)	(837)
Cash dividends paid	(2,463)	(2,287)
Net cash provided by financing activities	(11,085)	103,028
Effect of exchange rate changes on cash and cash equivalents	(2,572)	(2,156)
Net change in cash and cash equivalents	(2,901)	(332)
Cash and cash equivalents at beginning of year	93,145	109,602
Cash and cash equivalents at end of period	$90,244	$109,270

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$1,841	$1,447
Income taxes, net of refunds	$5,114	$5,264

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)	Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations, cash flows and changes in stockholder’s equity for the three months ended September 30, 2019 and 2018 and the financial position of Standex International Corporation (“Standex”, the “Company”, “we”, “us”, or “our”), at September 30, 2019. The interim results are not necessarily indicative of results for a full year. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2019. The condensed consolidated balance sheet at June 30, 2019 was derived from audited consolidated financial statements included in the annual report for the fiscal year ended June 30, 2019, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2019. Certain prior period amounts have been reclassified to conform to the current period presentation. Unless otherwise noted, references to years are to the Company’s fiscal years.

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

The Company’s recent acquisitions are strategically significant to the future growth prospects of the Company. At the time of the acquisition and September 30, 2019, the Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

GS Engineering

During the fourth quarter of fiscal year 2019, the Company acquired Ohio-based Genius Solutions Engineering Company (d/b/a GS Engineering). The privately held company is a provider of specialized “soft surface” skin texturized tooling. GS Engineering primarily serves the automotive end market and its operating results are included in the Company’s Engraving segment.

The Company paid $30.5 million in cash for all of the issued and outstanding equity interests of GS Engineering.  The preliminary purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on a preliminary estimate of their fair values on the closing date. The Company has commenced a formal valuation of the acquired assets and liabilities and has updated the preliminary intangible assets based on the preliminary valuation results. Goodwill from the transaction is attributable to the combined organization utilizing the GS technology across its global production footprint to enable customers worldwide to benefit from a combined offering for harmonized designs across a variety of surfaces and materials.

Intangible assets of $8.9 million are preliminarily recorded, consisting of $5.6 million for developed technology to be amortized over a period of 15 years, $0.9 million for indefinite lived trademarks, and $2.4 million of customer relationships to be amortized over 13 years. The Company’s assigned fair values are preliminary as of September 30, 2019 until reviewed closing financial statements, including U.S. 338(h)10 elections, can be prepared by an independent accountant and agreed to by both parties as required by the stock purchase agreement.  The goodwill of $18.1 million created by the transaction is deductible for income tax purposes.

The components of the fair value of the GS Engineering acquisition, including the preliminary allocation of the purchase price at September 30 2019, are as follows (in thousands):

	Preliminary Allocation June 30, 2019	Adjustments	Adjusted Preliminary Allocation September 30, 2019
Fair value of business combination:
Cash payments	$30,502	$-	$30,502
Less, cash acquired	(622)	-	(622)
Total	$29,880	$-	$29,880

	Preliminary Allocation June 30, 2019	Adjustments	Adjusted Preliminary Allocation September 30, 2019
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$2,197	$(72)	$2,125
Inventories	228	(75)	153
Customer Backlog	180	-	180
Property, plant, & equipment	1,391	-	1,391
Identifiable intangible assets	8,910	-	8,910
Goodwill	17,976	147	18,123
Liabilities assumed	(1,002)	-	(1,002)
Total	$29,880	$-	$29,880

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

The Company paid $39.2 million in cash for all of the issued and outstanding equity interests of Agile.  The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on a their fair values on the closing date. Goodwill recorded from this transaction is attributable to expanded capabilities of the combined organization which will allow for improved responsiveness to customer demands via a larger pool of engineering resources and local manufacturing.

Intangible assets of $17.4 million are recorded, consisting of $13.5 million of customer relationships to be amortized over a period of 13 years, $3.8 million for indefinite lived trademarks, and $0.1 million for a non-compete arrangement to be amortized over 5 years. The goodwill of $16.4 million recorded in connection with the transaction is deductible for income tax purposes.  The Company’s assigned fair values are final as of September 30, 2019.

The components of the fair value of the Agile acquisition, including the final allocation of the purchase price at September 30, 2019, are as follows (in thousands):

	Preliminary Allocation September 30, 2018	Adjustments	Final Allocation September 30, 2019
Fair value of business combination:
Cash payments	$39,194	$-	$39,194
Less, cash acquired	(1)	-	(1)
Total	$39,193	$-	$39,193

	Preliminary Allocation September 30, 2018	Adjustments	Final Allocation September 30, 2019
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$1,928	$(35)	$1,893
Inventories	2,506	268	2,774
Customer Backlog	-	200	200
Property, plant, & equipment	1,318	(348)	970
Identifiable intangible assets	13,718	3,632	17,350
Goodwill	20,142	(3,708)	16,434
Liabilities assumed	(419)	(9)	(428)
Total	$39,193	$-	$39,193

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

The Company paid $57.3 million in cash for all of the issued and outstanding equity interests of Tenibac.  The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values on the closing date.  Goodwill recorded from this transaction is attributable to the complementary services that the combined business can now offer to customers, through increased responsiveness to customer demands, and providing innovative approaches to solving customer needs by offering a full line of mold and tool services to customers.

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

The components of the fair value of the Tenibac acquisition, including the final allocation of the purchase price are as follows (in thousands):

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

Deferred compensation costs relate to the acquisition of Horizon Scientific on October 16, 2016, for which payments were due to the seller of $2.8 million on the second anniversary and $5.6 million on the third anniversary of the closing date of the purchase. For the three months ended September 30, 2019 we recorded deferred compensation costs of $0.7 million related to estimated deferred compensation earned by the Horizon Scientific seller to date which are nearly equal to the amounts recorded during the same period in fiscal year 2019. The payments are contingent on the seller remaining an employee of the Company, with limited exceptions, at each anniversary date.

Acquisition related costs consist of miscellaneous professional service fees and expenses for our recent acquisitions.

The components of acquisition-related costs are as follows (in thousands):

	Three Months Ended
	September 30,
	2019	2018
Deferred compensation arrangements	$703	$667
Other acquisition-related costs	31	21
Total	$734	$688

3)	Revenue From Contracts With Customers

Effective July 1, 2018, the Company adopted the new accounting standard, ASU No. 2014-09, “Revenue from Contracts with Customers” (ASC 606) using the modified retrospective method to contracts that were not completed as of June 30, 2018. The adoption of ASC 606 represents a change in accounting principle that provides enhanced revenue recognition disclosures.

Most of the Company’s contracts have a single performance obligation which represents the product or service being sold to the customer. Some contracts include multiple performance obligations such as a product and the related installation and/or extended warranty. Additionally, most of the Company’s contracts offer assurance type warranties in connection with the sale of a product to customers. Assurance type warranties provide a customer with assurance that the product complies with agreed-upon specifications. Assurance type warranties do not represent a separate performance obligation.

In general, the Company recognizes revenue at the point in time control transfers to its customer based on predetermined shipping terms. Revenue recognized under long-term contracts within the Engineering Technologies group for highly customized customer products that have no alternative use and in which the contract specifies the Company has a right to payment for its costs, plus a reasonable margin are recognized over time. For products manufactured over time, the transfer of control is measured pro rata, based upon current estimates of costs to complete such contracts. Losses on contracts are fully recognized in the period in which the losses become determinable. Revisions in profit estimates are reflected on a cumulative basis in the period in which the basis for such revision becomes known.

Disaggregation of Revenue from Contracts with Customers

The following table presents revenue disaggregated by product line and segment (in thousands):

	Three Months Ended
Revenue by Product Line	September 30, 2019	September 30, 2018
Engraving Services	36,066	33,855
Engraving Products	2,365	2,124
Total Engraving	38,431	35,979

Electronics	46,617	51,450

Engineering Technologies Components	24,644	20,784

Hydraulics Cylinders and Systems	13,749	12,536

Refrigeration	$55,133	$54,545
Merchandising & Display	9,823	9,058
Pumps	8,041	8,728
Total Food Service Equipment	72,997	72,331

Total Revenue by Product Line	$196,438	$193,080

The following table presents revenue from continuing operations disaggregated by geography based on company’s locations (in thousands):

	Three Months Ended
Net sales	September 30, 2019	September 30,2018
United States	$134,293	$124,729
Asia Pacific	24,346	27,878
EMEA (1)	34,300	35,526
Other Americas	3,499	4,947
Total	$196,438	$193,080

(1) EMEA consists primarily of Europe, Middle East and S. Africa.

The following table presents revenue from continuing operations disaggregated by timing of recognition (in thousands):

	Three Months Ended
Timing of Revenue Recognition	September 30, 2019	September 30, 2018
Products and services transferred at a point in time	$189,954	$187,898
Products transferred over time	6,484	5,182
Net Sales	$196,438	$193,080

Contract Balances

Contract assets represent sales recognized in excess of billings related to work completed but not yet shipped for which revenue is recognized over time. Contract assets are recorded as prepaid and other current assets. Contract liabilities are customer deposits for which revenue has not been recognized. Current contract liabilities are recorded as accrued expenses.

The following table provides information about contract assets and liability balances as of September 30, 2019 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three months ended September 30, 2019
Contract assets:
Prepaid and other current assets	8,418	6,325	8,679	6,064
Contract liabilities:
Customer deposits	1,358	1,943	3,277	24

During the three months ended September 30, 2019, we recognized the following revenue as a result of changes in the contract liability balances (in thousands):

Three months ended
Revenue recognized in the period from:	September 30, 2019
Amounts included in the contract liability balance at the beginning of the period	$1,358

The timing of revenue recognition, invoicing and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheets.When consideration is received from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after control of the goods and services are transferred to the customer and all revenue recognition criteria have been met.

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

There were no transfers of assets or liabilities between any levels of the fair value measurement hierarchy at September 30, 2019 and June 30, 2019. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

Items presented at fair value at September 30, 2019 and June 30, 2019 consisted of the following (in thousands):

	September 30, 2019
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,429	$2,429	$-	$-
Interest rate swaps	14	-	14	-

Liabilities
Foreign exchange contracts	$1,521	$-	$1,521	$-
Interest rate swaps	1,678	-	1,678	-
Contingent acquisition payments (a)	7,006	-	-	7,006

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,354	$2,354	$-	$-
Foreign exchange contracts	-	-	-	-
Interest rate swaps	52	-	52	-

Liabilities
Foreign exchange contracts	$3,052	$-	$3,052	$-
Interest rate swaps	1,432		1,432
Contingent acquisition payments (a)	6,418	-	-	6,418

(a)	The fair value of our contingent consideration arrangement is determined based on our evaluation as to the probability and amount of any deferred compensation that has been earned to date.

Our financial liabilities based upon Level 3 inputs consist of contingent consideration arrangements relating to our acquisitions of Horizon Scientific, Piazza Rosa, and GS Engineering. We are contractually obligated to pay contingent consideration payments in connection with the Horizon Scientific acquisition based on the criteria of continued employment of the seller on the second and third anniversary of the closing date of the acquisition. The seller of Horizon remained employed on the second anniversary of the closing date and a payment was made to the seller in the second quarter of fiscal 2019.  We are contractually obligated to pay contingent consideration payments in connection with the Piazza Rosa acquisition based on the achievement of certain revenue targets during each of the first three years following acquisition. Piazza Rosa exceeded the defined revenue targets during the first year and a payment was made to the Piazza Rosa sellers during the first quarter of fiscal 2019. The Company is currently calculating the achievement of revenue targets of the second year and a payment is expected to be made to the Piazza Rosa sellers during the second quarter of fiscal 2020.  The Company is also obligated to pay contingent consideration to the sellers of GS Engineering in the event that certain revenue and gross margin targets are achieved during the five years following acquisition.  As of September 30, 2019, the targets set in the GS stock purchase agreement have not yet been met due to the length of time since the acquisition.

We will update our assumptions each reporting period based on new developments and record such amounts at fair value based on the revised assumptions until the consideration is paid. As of September 30, 2019, neither the range of outcomes nor the assumptions used to develop the estimate had changed.

5)	Discontinued Operations

In pursuing our business strategy, the Company continues to divest certain businesses and record activities of these businesses as discontinued operations.

During the first quarter of fiscal 2019, in order to focus its financial assets and managerial resources on its remaining portfolio of businesses, the Company decided to divest its Cooking Solutions Group, which consisted of three operating segments and a minority interest investment. In connection with the divestiture, during the second quarter of fiscal 2019, the Company sold its minority interest investment to the majority shareholders. During the third quarter of fiscal 2019, the Company entered into a definitive agreement to sell the three operating segments to The Middleby Corporation for a cash purchase price of $105 million, subject to post-closing adjustments and various transaction fees.

The transaction closed on March 31, 2019 and resulted in a pre-tax gain of $20.5 million less related transaction expenses of $4.4 million. The Company reported a tax benefit related to the sale due to the write-off of deferred tax liabilities related to the Cooking Solutions Group. Because the transaction closed on a non-business day, cash proceeds related to the sale were not received until the next business day which resulted in a receivable of $106.9 million recorded at March 31, 2019.

Results of the Cooking Solutions Group in current and prior periods have been classified as discontinued operations in the Condensed Consolidated Financial Statements and excluded from the results from continuing operations. Activity related to the Cooking Solutions Group and other discontinued operations for the three months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended
	September 30,
	2019	2018
Net Sales	$-	$24,448

Income from Operations	$194	$1,832

Profit Before Taxes	$25	$1,832
Benefit (Provision) for Taxes	(36)	(333)
Net income from Discontinued Operations	$(11)	$1,499

6)	Inventories

Inventories are comprised of the following (in thousands):

	September 30, 2019	June 30, 2019
Raw materials	$46,315	$43,117
Work in process	28,672	28,120
Finished goods	23,372	17,408
Total	$98,359	$88,645

Distribution costs associated with the sale of inventory, which are recorded as a component of selling, general and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations, were $5.0 million and $4.1 million for the three months ended September 30, 2019 and 2018, respectively.

7)	Goodwill

Changes to goodwill during the period ended September 30, 2019 were as follows (in thousands):

	June 30, 2019	Acquisitions	Translation Adjustment	September 30, 2019
Engraving	$79,776	$147	$(312)	$79,611
Electronics	131,317	820	(729)	131,408
Engineering Technologies	43,890	-	(280)	43,610
Hydraulics	3,059	-	-	3,059
Food Service Equipment	23,461	-	-	23,461
Total	$281,503	$967	$(1,321)	$281,149

8)	Intangible Assets

Intangible assets consist of the following (in thousands):

	Customer Relationships	Tradenames (Indefinite-lived)	Developed Technology	Other	Total
September 30, 2019
Cost	$73,748	$19,849	$55,057	$5,475	$154,129
Accumulated amortization	(25,803)	-	(9,804)	(3,668)	$(39,275)
Balance, September 30, 2019	$47,945	$19,849	$45,253	$1,807	$114,854

June 30, 2019
Cost	$75,018	$19,977	$55,164	$5,492	$155,651
Accumulated amortization	(24,476)	-	(8,765)	(3,750)	(36,991)
Balance, June 30, 2019	$50,542	$19,977	$46,399	$1,742	$118,660

Amortization expense from continuing operations for the three months ended September 30, 2019 and 2018 was $2.9 million and $1.7 million, respectively At September 30, 2019, amortization expense of intangible assets is estimated to be $8.7 million for the remainder of fiscal year 2020, $11.0 million in 2021, $10.4 million in 2022, $9.6 million in 2023, $8.7 million in 2024 and $46.6 million thereafter.

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

The changes in warranty reserve from continuing operations, which are recorded as a component of accrued liabilities, as of September 30, 2019 and June 30, 2019 were as follows (in thousands):

	September 30, 2019	June 30, 2019
Balance at beginning of year	$5,278	$4,966
Acquisitions and other	(7)	(85)
Warranty expense	1,703	5,016
Warranty claims	(1,517)	(4,619)
Balance at end of period	$5,457	$5,278

10)	Debt

Long-term debt is comprised of the following (in thousands):

	September 30, 2019	June 30, 2019
Bank credit agreements	$190,000	$198,800
Total funded debt	190,000	198,800
Issuance Cost	(1,105)	(1,190)
Total long-term debt	$188,895	$197,610

The Company’s debt payments are due as follows (in thousands):

Fiscal Year	September 30, 2019
2020	$-
2021	-
2022	-
2023	-
2024	190,000
Thereafter	-
Total Debt	190,000
Issuance cost	(1,105)
Debt net of issuance cost	$188,895

Bank Credit Agreements

During the second quarter of fiscal year 2019, the Company entered into a five-year Amended and Restated Credit Agreement (“Credit Facility”, or “facility”). The facility has a borrowing limit of $500 million. The facility can be increased by an amount of up to $250 million, in accordance with specified conditions contained in the agreement. The facility also includes a $10 million sublimit for swing line loans and a $35 million sublimit for letters of credit.

At September 30, 2019, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $7.6 million and had the ability to borrow $257.5 million under the facility. At September 30, 2019, the carrying value of the current borrowings under the facility approximates fair value.

11)	Derivative Financial Instruments

The Company is exposed to market risks from changes in interest rates, commodity prices and changes in foreign currency rates. We selectively use derivative financial instruments in order to manage these risks. Information about the Company’s derivative financial instruments is as follows:

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

The Company’s effective swap agreements convert the base borrowing rate on $85 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 2.11% at September 30, 2019. The fair value of the swaps, recognized in accrued expenses and in other comprehensive income, is as follows (in thousands, except percentages):

Effective Date	Notional Amount	Fixed Interest Rate	Maturity	September 30, 2019	June 30, 2019
December 19, 2015	10,000	2.01%	December 19, 2019	$ (1)	$ 3
May 24, 2017	25,000	1.88%	April 24, 2022	(287)	(190)
May 24, 2017	25,000	1.67%	May 24, 2020	14	49
August 6, 2018	25,000	2.83%	August 6, 2023	(1,390)	(1,242)
				$ (1,664)	$ (1,380)

The Company reported no losses for the three months ended September 30, 2019, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense. Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as collections from customers and loan payments between subsidiaries. The Company enters into such contracts for hedging purposes only. The Company has designated certain of these currency contracts as hedges, and changes in the fair value of these contracts are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with these contracts will be reported in net income. At September 30, 2019 and June 30, 2019, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized losses of $(1.5) million and $(3.1) million, respectively, which approximate the unrealized gains and losses on the related loans. The contracts have maturity dates ranging from 2020 to 2023, which correspond to the related intercompany loans.

The notional amounts of the Company’s forward contracts, by currency, are as follows:

Currency	September 30, 2019	June 30, 2019
USD	46,278	55,015
EUR	5,750	5,750
CAD	20,600	20,600

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

Asset Derivatives
	September 30, 2019		June 30, 2019
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Other Assets	$14	Other Assets	$52
Foreign exchange contracts	Other Assets	-	Other Assets	-
		$14		$52

	Liability Derivatives
	September 30, 2019		June 30, 2019
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	$1,679	Accrued Liabilities	$1,432
Foreign exchange contracts	Accrued Liabilities	1,521	Accrued Liabilities	3,052
		$3,200		$4,484

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended
	September 30,
	2019	2018
Interest rate swaps	$102	$397
Foreign exchange contracts	1,050	(34)
	$1,152	$363

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to Net Income for the periods ended (in thousands):

Details about Accumulated			Affected line item
Other Comprehensive	Three Months Ended		in the Unaudited
Income (Loss) Components	September 30,		Condensed Statements
	2019	2018	of Operations
Interest rate swaps	$(30)	$(61)	Interest expense
Foreign exchange contracts	(1,171)	(598)	Interest expense
	$(1,201)	$(659)

12)	Retirement Benefits

The Company has defined benefit pension plans covering certain current and former employees both inside and outside of the U.S. The Company’s pension plan for U.S. employees is frozen for substantially all participants and has been replaced with a defined contribution benefit plan.

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three months ended September 30, 2019 and 2018 consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Service cost	$1	$1	$10	$9
Interest cost	2,271	2,586	205	254
Expected return on plan assets	(3,288)	(3,385)	(211)	(228)
Recognized net actuarial loss	1,275	1,030	158	86
Net periodic benefit cost	$259	$232	$162	$121

The contributions made to defined benefit plans for the three months ended September 30, 2019 and 2018 are presented below along with remaining contributions to be made for fiscal year 2020 (in thousands):

	Three Months Ended		Remaining
	September 30,		Contributions
Contributions to defined benefit plans	2019	2018	Fiscal 2020
United States, funded plan	$-	$-	$4,348
United States, unfunded plan	56	56	160
United Kingdom	184	195	185
Germany, unfunded plan	-	-	254
Ireland	-	-	62
	$240	$251	$5,009

13)	Income Taxes

The Company's effective tax rate from continuing operations for the first quarter of the fiscal year ending September 30, 2019 was 27.8% compared with 28.9% for the prior year quarter.  The effective tax rate in fiscal year 2020 was lower primarily due to a benefit as a result of non-taxable life insurance proceeds earned during the quarter.

14)	Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2019	2018
Basic - Average shares outstanding	12,345	12,716
Dilutive effect of unvested, restricted stock awards	58	92
Diluted - Average shares outstanding	12,403	12,808

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share. There were not any anti-dilutive potential common shares excluded from the calculation above for the three months ended September 30, 2019 and 2018, respectively.

Performance stock units of 86,806 and 80,073 for the three months ended September 30, 2019 and 2018, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

15)	Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	September 30, 2019	June 30, 2019
Foreign currency translation adjustment	$(33,253)	$(27,658)
Unrealized pension losses, net of tax	(105,989)	(107,380)
Unrealized losses on derivative instruments, net of tax	(2,307)	(2,240)
Total	$(141,549)	$(137,278)

16)	Contingencies

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

•	Hydraulics – manufacturing of single and double-acting telescopic and piston rod hydraulic cylinders; and
•	Food Service Equipment – a manufacturer of commercial food service equipment and scientific refrigeration equipment;

Net sales and income (loss) from continuing operations by segment for the three months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,
	Net Sales		Income from Operations
	2019	2018	2019	2018
Segment:
Engraving	$38,431	$35,979	$6,537	$7,547
Electronics	46,617	51,450	8,099	12,787
Engineering Technologies	24,644	20,784	3,359	1,775
Hydraulics	13,749	12,536	2,527	1,583
Food Service Equipment	72,997	72,331	8,372	6,668
Corporate	-	-	(9,285)	(6,580)
Restructuring costs	-	-	(1,479)	(447)
Acquisition-related costs	-	-	(734)	(688)
Other operating (income) expense, net	-	-	1,045	-
Sub-total	$196,438	$193,080	$18,441	$22,645
Interest expense			(2,121)	(2,244)
Other non-operating income			916	(201)
Income from continuing operations before income taxes			$17,236	$20,200

Net sales include only transactions with unaffiliated customers and include no intersegment sales. Income (loss) from operations by segment excludes interest expense and other non-operating income (expense).

The Company’s identifiable assets at September 30, 2019 and June 30, 2019 are as follows (in thousands):

	September 30, 2019	June 30, 2019
Engraving	$256,628	233,569
Electronics	324,894	332,326
Engineering Technologies	148,569	149,628
Hydraulics	27,672	28,132
Food Service Equipment	166,465	159,656
Corporate & Other	25,064	18,578
Total	$949,292	$921,889

18)	Restructuring

The Company has undertaken cost reduction and facility consolidation initiatives that have resulted in severance, restructuring, and related charges.

2020 Restructuring Initiatives

The Company continues to focus our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions, facility closures, and consolidations. Restructuring expenses primarily related to headcount reductions and facility rationalization within our Engraving segment. Thus far, during fiscal year 2020, we have also incurred restructuring expenses related to third party assistance with analysis and implementation of these activities.

Prior Year Restructuring Initiatives

During the fiscal year 2019, the Company initiated restructuring programs related to:  (1) employee headcount reductions as the Company realigned management functions (2) the exit of unprofitable Engraving businesses, and (3) initiatives intended to improve profitability, streamline production, and enhance capacity to support future growth in the Electronics and Engraving segments.

A summary of charges by initiative is as follows (in thousands):

	Three Months Ended
	September 30, 2019
Fiscal 2020	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$1,000	$479	$1,479
Prior year initiatives	-	-	$-
	$1,000	$479	$1,479

	Three Months Ended
	September 30, 2018
Fiscal 2019	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$-	$350	$350
Prior year initiatives	85	12	97
	$85	$362	$447

Activity in the reserve related to the initiatives is as follows (in thousands):

Current Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2019	$-	$-	$-
Additions and adjustments	1,000	479	1,479
Payments	(1,000)	(479)	(1,479)
Restructuring liabilities at September 30, 2019	$-	$-	$-

Prior Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2019	$147	$5	$152
Additions and adjustments	-	-	-
Payments	(122)	-	(122)
Restructuring liabilities at September 30, 2019	$25	$5	$30

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended
	September 30, 2019
	Involuntary Employee Severance and Benefit Costs	Other	Total
Engraving	$559	$479	$1,038
Food Service Equipment	91	-	91
Corporate	350	-	350
	$1,000	$479	$1,479

	Three Months Ended
	September 30, 2018
	Involuntary Employee Severance and Benefit Costs	Other	Total
Engraving	$17	$-	$17
Electronics	-	12	12
Engineering Technologies	47	-	47
Food Service Equipment	21	-	21
Corporate	-	350	350
	$85	$362	$447

Restructuring expense is expected to be approximately $1.9 million for the remainder of fiscal year 2020.

19)	Leases

Effective July 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), using the modified retrospective approach and utilizing the effective date as its date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840, Leases (“ASC 840”). The Company has elected to apply the ‘package of practical expedients’ which allow us to not reassess i) whether existing or expired arrangements contain a lease, ii) the lease classification of existing or expired leases, or iii) whether previous initial direct costs would qualify for capitalization under the new lease standard.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company does not have material financing leases.

Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. To estimate its incremental borrowing rate, a credit rating applicable to the Company is estimated using a synthetic credit rating analysis since the Company does not currently have a rating agency-based credit rating

The Company has elected not to recognize leases with an original term of one year or less on the balance sheet. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew.

Amounts (in thousands) recorded in the Company's Condensed Consolidated Balance Sheet and Statement of Operations related to leases are as follows:

September 30, 2019
Assets
ROU Assets (other assets)	$42,079

Liabilities
Current (accrued expense)	$7,712
Other non-current liability	34,192
Total lease liability	$41,904

Lease cost

The components of lease costs for the three months ended September 30, 2019 are as follows:

Three Months Ended
September 30, 2019
Operating lease cost1	$2,913

1Includes short-term leases and variable lease costs, which are immaterial.

Maturity of lease liability

The maturity of the Company's lease liabilities at September 30, 2019 were as follows:

Operating Leases
Remainder of 2020	$6,758
2021	7,187
2022	5,779
2023	4,027
2024	3,593
After 2024	20,083
Less: Interest	(5,523)
Present value of lease Liabilities	$41,904

The weighted average remaining lease term and discount rates are as follows:

Lease Term and Discount Rate	September 30, 2019
Weighted average remaining lease term (years)
Operating leases	10.54
Weighted average discount rate (percentage)
Operating leases	2.7%

Other Information

Supplemental cash flow information related to leases is as follows:

Three Months Ended
September 30, 2019
Operating cash flows from operating leases	$2,551
Total cash paid for amounts included in the measurement of lease liabilities	2,551

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading manufacturer of a variety of products and services for diverse commercial and industrial markets. We have nine operating segments aggregated into five reportable segments: Engraving, Electronics, Engineering Technologies, Hydraulics, and Food Service Equipment. Overall management, strategic development and financial control are led by the executive staff at our corporate headquarters located in Salem, New Hampshire.

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

As part of our ongoing strategy:

●

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

●

During the first quarter of 2019, the Company decided to divest its Cooking Solutions Group, which consisted of three operating segments, Associated American Industries, BKI, and Ultrafryer, and a minority interest investment consistent with our strategy to focus our financial assets and managerial resources on our higher growth and operating margin businesses. During the third quarter of 2019, we completed this divestiture and exchanged consideration on April 1. In connection with the divestiture efforts, we also sold our minority interest in a European oven manufacturer back to the majority owners. Results of the Cooking Solutions Group in current and prior periods have been classified as discontinued operations in the Condensed Consolidated Financial Statements.

●

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

●

In August 2018, we acquired Michigan-based Tenibac-Graphion, Inc. (Tenibac), a provider of chemical and laser texturing services. The combination of Tenibac and Standex Engraving will expand services available to customers, increase responsiveness to customer demands, and drive innovative approaches to solving customer needs. The combined customer base now has access to the full line of mold and tool services, such as the Architexture design consultancy, Vycon™ part wrapping, chemical and laser engraving, tool finishing, and tool enhancements. Tenibac serves automotive, packaging, medical and consumer products customers, and operates three facilities, two in Michigan and one in China.

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

Results from Continuing Operations

	Three Months Ended
	September 30,
(In thousands, except percentages)	2019	2018
Net sales	$196,438	$193,080
Gross profit margin	34.8%	35.9%
Income from operations	18,441	22,645

Three Months Ended
(In thousands)	September 30, 2019
Net sales, prior year period	$193,080
Components of change in sales:
Organic sales change	(3,204)
Effect of acquisitions	8,418
Effect of exchange rates	(1,856)
Net sales, current period	$196,438

Net sales increased in the first quarter of fiscal year 2020 by $3.4 million or 1.7% when compared to the prior year quarter. Acquisitions contributed $8.4 million or 4.4% to overall sales growth. Organic sales declined $3.2 million or 1.7%, and foreign currency had a $1.9 million or 1.0% negative impact on sales.  We discuss our results and outlook for each segment below.

Gross Profit Margin

Our gross margin for the first quarter of 2020 was 34.8% which declined from the prior year quarter’s gross margin of 35.9%.  We experienced gross margin declines in our Engraving and Electronics businesses as a product of the deleveraging generated by organic sales declines, particularly in Asia, as well as increased material costs in Electronics, along with wage inflation.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) for the first quarter of 2020 were $48.7 million, or 24.8% of sales, compared to $45.5 million, or 23.6% of sales, during the prior year quarter.  SG&A expenses during the quarter were impacted by on-going SG&A expenses related to our recent acquisitions of $1.1 million along with increased employee benefit and compensation costs.

Restructuring Charges

We incurred restructuring expenses of $1.5 million during the first quarter of 2020 as compared to $0.4 million in 2019.  Restructuring expenses during the quarter primarily related to headcount reductions and facility rationalization within our Engraving segment.  We expect to incur restructuring costs of approximately $1.9 million throughout the remainder of fiscal year 2020 primarily as a result of further rationalization efforts and targeted administrative headcount reductions within Engraving.

Acquisition Related Expenses

We incurred acquisition-related expenses of $0.7 million during the first quarter ended September 30, 2019. Acquisition-related expenses primarily related to deferred compensation earned during the quarter by the seller of our Horizon Scientific business acquired in October of fiscal year 2017.  The last of these payments was made in October of fiscal year 2020, subsequent to the end of the quarter.

Income from Operations

Income from operations for the first quarter of 2020 was $18.4 million, compared to $22.6 million during the prior year quarter.  The decline of $4.2 million, or 18.6%, is primarily due to gross profit declines of $1.0 million as a result of increased material costs and wage inflation as well as organic sales declines in our Electronics segment, in addition to higher compensation and benefit costs.

Interest Expense

Interest expense for the first quarter of 2020 was $2.1 million, a 5.5% decline from interest of $2.2 million during the prior year quarter.  The decreased interest expense is due to lower borrowings offset by an increase in our effective interest rate of 3.41% as of September 30, 2019, as compared to 3.32% as of September 30, 2018.

Income Taxes

The Company's effective tax rate from continuing operations for the first quarter of the fiscal year 2020 was 27.8% compared with 28.9% for the prior year quarter.  The effective tax rate in 2020 was lower primarily due to a benefit as a result of non-taxable life insurance proceeds earned in the quarter.

The Company is routinely audited by various jurisdictions. The Company is currently under audit by the IRS for the fiscal years ending June 30, 2016 and 2017. We anticipate finalizing the audit during the third quarter of fiscal year 2020.

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

	As of September 30, 2019		As of September 30, 2018
	Total Backlog	Backlog under 1 year	Total Backlog	Backlog under 1 year
Engraving	$18,381	$15,917	$19,440	$19,431
Electronics	55,536	52,485	70,711	61,690
Engineering Technologies	110,906	84,193	110,385	78,482
Hydraulics	9,758	9,758	15,556	15,536
Food Service Equipment	35,185	31,321	34,350	31,870
Total	$229,766	$193,674	$250,442	$207,009

Total backlog realizable under one year decreased $13.3 million, or 6.4%, to $193.7 million at September 30, 2019 from $207.0 million at September 30, 2018.  Organic backlog under one year decreased in all segments except Engineering Technologies as a result of a slow down in select end markets.  Backlog across Electronics and Engraving was also negatively impacted by the weakening of the euro and pound as compared to September 30, 2018.

Engraving Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2019	2018	Change
Net sales	$38,431	$35,979	6.8%
Income from operations	6,537	7,547	(13.4%)
Operating income margin	17.0%	21.0%

Net sales for the first quarter of 2020 increased by $2.5 million, or 6.8%, when compared to the prior year. Organic sales declined by $2.0 million, or 5.5% offset by revenue growth due to acquisitions of $5.3 million, or 14.8%.  Foreign exchange had a negative impact of $0.9 million, or 2.4%, for the quarter.  We experienced expected organic revenue declines in the quarter primarily due to the timing of automotive programs.

Income from operations for the first quarter of 2020 decreased by $1.0 million, or 13.4%, when compared to the prior year. Income from operations in the prior year quarter was impacted by $0.5 million of purchase accounting expenses related to our acquisition of Tenibac.  The organic revenue declines along with increased amortization expense of $1.0 million as a result of our recent acquisitions both contributed to the operating income reduction. Looking forward, we expect year-over-year improvement as new global automotive model roll-outs increase sequentially along with continued contribution from the GS Engineering acquisition and the restructuring actions announced in Q3 FY 2019 are completed.

Electronics Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2019	2018	Change
Net sales	$46,617	$51,450	(9.4%)
Income from operations	8,099	12,787	(36.7%)
Operating income margin	17.4%	24.9%

Net sales in the first quarter fiscal year 2020 decreased by $4.8 million, or 9.4%, when compared to the prior year quarter. Organic sales declines of $7.2 million, or 14.0% were spread across all major geographic regions but were most pronounced in Asia and were offset by acquisition sales of $3.1 million or 6.0% in North America. The sales decline was mostly focused within the reed switch and sensor markets in Asia and was partially offset by growth in our magnetics business. We have a strong funnel of new business opportunities and our new product launches continue to partially offset current economic headwinds.

Income from operations in the first quarter fiscal year 2020 decreased by $4.7 million, or 36.7%, when compared to the prior year quarter. Operating income declines were a result of sales mix, inflationary cost increases, particularly within platinum-group metals, and were partially offset by various cost saving initiatives.  We anticipate that material costs will remain elevated during the upcoming quarters and as a result we have fixed some future purchase commitments in order to reduce the additional price increases and are pursuing additional manufacturing process changes.

Engineering Technologies Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2019	2018	Change
Net sales	$24,644	$20,784	18.6%
Income from operations	3,359	1,775	89.2%
Operating income margin	13.6%	8.5%

Engineering Technologies revenue grew 18.6% over the first quarter of fiscal year 2019 with continued strength in Aviation, and Space and Defense. Operating income increased 89.2% year-over-year as the segment successfully leveraged both the volume growth and ongoing productivity improvements in manufacturing processes and efficiency initiatives.

Standex expects revenue and operating income growth year-over-year to continue in the second quarter of fiscal year 2020 driven by continued favorable end-market strength in this segment's core markets, additional productivity improvements and a healthy pipeline of new business opportunities going forward.

Hydraulics Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2019	2018	Change
Net sales	$13,749	$12,536	9.7%
Income from operations	2,527	1,583	59.6%
Operating income margin	18.4%	12.6%

Net sales in the first quarter of fiscal year 2020 increased $1.2 million, or 9.7%, when compared to the prior year quarter. The increase is primarily due to strong demand from OEM’s in the refuse space along with new refuse applications.   Specifically, our new pack eject cylinder for front end loading garbage trucks and others continues to receive market acceptance by OEMs.

Income from operations in the first quarter of fiscal year 2020 increased $0.9 million, or 59.6%, when compared to the prior year quarter.  The operating income increase was driven by strong top line growth, slightly lower material costs, and improved cost management.  The group received tariff relief on both rod and telescopic cylinders during fiscal year 2019, but this relief is scheduled to end in the third quarter of fiscal year 2020.  We cannot be certain if the tariff relief will be extended by the U.S. government. While we expect improved financial performance year-over-year in fiscal 2020, in the second quarter, we expect Hydraulics revenue and operating income to be relatively flat year-over-year.

Food Service Equipment Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2019	2018	Change
Net sales	$72,997	$72,331	0.9%
Income from operations	8,372	6,668	25.6%
Operating income margin	11.5%	9.2%

Net sales for the first quarter of 2020 increased $0.7 million or 0.9% when compared to the prior year quarter. Organic sales growth increased 1.1% while foreign exchange had a negative 0.2% effect on sales. The organic sales increase was driven by double digit revenue growth in our Scientific business as we recorded strong gains with pharmacy and retail customers.  Sales in our Refrigeration business were flat compared to prior year.  We continue to recover from the fire that destroyed much of our Refrigeration finished goods cabinet inventory just before the end of fiscal year 2019 and we are working to retain customers whose orders were cancelled due to the absence of inventory to satisfy immediate demand.

Income from operations increased $1.7 million or 25.6% in the first quarter of fiscal 2020. The increase in operating income is primarily due to strong sales growth in the Scientific business and favorable sales mix within our display merchandising business. The Company expects that commercial refrigeration sales will be lower year-over-year in the second quarter as finished goods inventory levels are further rebuilt to meet customer demand following the warehouse facility fire. In the second quarter of fiscal year 2020, we also expect continued strength in Scientific end markets.

Corporate and Other

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2019	2018	Change
Income (loss) from operations:
Corporate	$(9,285)	$(6,580)	(41.1%)
Other Operating Income	1,045	-	100.0%
Acquisition-related costs	(734)	(688)	(6.7%)
Restructuring	(1,479)	(447)	(230.9%)

Corporate expenses in the first quarter of fiscal year 2020 increased by $2.7 million, or 41.1%, when compared to the prior year quarter. The corporate expense increase primarily reflects accrued stock-based compensation and benefits expense in fiscal 2020, along with management transition cost.

During the first quarter of 2020, we received $9.0 million of insurance proceeds related to losses of finished goods and personal property as a result of a fire which occurred at a leased Food Service location. As the lost property carried a book value that was below the insurance coverage for this property, we recorded a $1.0 million gain upon receipt of the proceeds and recorded this as a component of Other Operating Income.

The restructuring and acquisition-related costs have been discussed above in the Company Overview.

Liquidity and Capital Resources

At September 30, 2019, our total cash balance was $90.2 million, of which $76.9 million was held by foreign subsidiaries.  During the quarter, we repatriated $9.2 million to the United States from our foreign subsidiaries and we expect to repatriate $35.0 million during the entire fiscal year.  The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Net cash provided by continuing operating activities for the three months ended September 30, 2019, was $8.4 million compared to net cash used by continuing operating activities of $2.5 million in the prior year.  We generated $22.2 million from income statement activities and used $13.5 million of cash to fund working capital and other balance sheet increases.  Cash flow provided by continuing investing activities for quarter ended September 30, 2019 totaled $2.3 million and consisted of insurance proceeds related to the destruction of inventory in our leased Refrigeration facility offset by $7.0 million of capital expenditures.  Cash used by financing activities for the three months ended September 30, 2019 were $11.1 million and included debt repayments of $8.8 million, cash paid for dividends of $2.5 million, and stock repurchases of $0.8 million.

During the second quarter of fiscal year 2019, we entered into a five-year Amended and Restated Credit Agreement (“credit agreement”, or “facility”) with a borrowing limit of $500 million.  The facility can be increased by an amount of up to $250 million, in accordance with specified conditions contained in the agreement.  The facility also includes a $10 million sublimit for swing line loans and a $35 million sublimit for letters of credit.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of September 30, 2019, the Company has used $7.6 million against the letter of credit sub-facility and had the ability to borrow $257.5 million under the facility based on our current trailing twelve-month EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to the lower of $20.0 million or 10% of EBITDA.  The facility also allows for unlimited non-cash charges including purchase accounting and goodwill adjustments.  At September 30, 2019, the Company’s Interest Coverage Ratio was 7.53:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period.  At September 30, 2019, the Company’s Leverage Ratio was 1.22:1.

As of September 30, 2019, we had borrowings under our facility of $190.0 million and the effective rate of interest for outstanding borrowings under the facility was 3.41%.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect fiscal year 2020 capital spending to be between $31.0 and $34.0 million which includes amounts not spent in fiscal year 2019.  We also expect that depreciation and amortization expense will be between $25.5 and $26.5 million and $8.5 and $9.5 million, respectively.

In order to manage our interest rate exposure, we are party to $85.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 2.11%.

The following table sets forth our capitalization at September 30, 2019 and June 30, 2019:

(In thousands)	September 30, 2019	June 30, 2019
Long-term debt	$188,895	$197,610
Less cash and cash equivalents	(90,244)	(93,145)
Net debt	98,651	104,465
Stockholders' equity	472,921	464,313
Total capitalization	$571,572	$568,778

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $188.2 million at September 30, 2019, as compared to $186.2 million at the most recent measurement date, which occurred as of June 30, 2019.  The next measurement date to determine plan funding and benefit obligations will be on June 30, 2020.

The Company expects to pay $5.2 million in contributions to its defined benefit plans during fiscal 2020.  Contributions of $0.2 were made during the three months ended September 30, 2019.  Required contributions of $4.3 million and $0.4 million will be paid to the Company’s U.S. and U.K. defined benefit plan respectively during 2020.  The Company also expects to make contributions during the current fiscal year of $0.2 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively.  Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for four retired executives.  Current executives and new hires are not eligible for this program.  At September 30, 2019, the underlying policies had a cash surrender value of $17.9 million and are reported net of loans of $8.7 million for which we have the legal right of offset. In September of fiscal year 2019, one of the covered former executives passed away and we recorded a $1.3 million gain on insurance as a component of non-operating income to reflect the settlement due under the policy.

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

Employee Relations – The Company has labor agreements with four union locals in the United States and several European employees belong to European trade unions. One union contract in the U.S. will expire during the second quarter of fiscal year 2020 and was being negotiated as of September 30, 2019.

Critical Accounting Policies

The condensed consolidated financial statements include the accounts of Standex International Corporation and all of its subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements. Although we believe that materially different amounts would not be reported due to the accounting policies adopted, the application of certain accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Our Annual Report on Form 10-K for the year ended June 30, 2019  lists a number of accounting policies which we believe to be the most critical.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

We are exposed to market risks from changes in interest rates, commodity prices and changes in foreign currency rates. To reduce these risks, we selectively use financial instruments and other proactive management techniques. We have internal policies and procedures that place financial instruments under the direction of the Treasurer and restrict all derivative transactions to those intended for hedging purposes only. The use of financial instruments for trading purposes (except for certain investments in connection with the non-qualified defined contribution plan) or speculation is strictly prohibited. The Company has no majority-owned subsidiaries that are excluded from the consolidated financial statements. Further, we have no interests in or relationships with any special purpose entities.

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates. Our overall transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts. In the three months ended September 30, 2019, net sales to external customers in our consolidated sales not transacted in functional currency were 3.0%. We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time. The contracts are used as a hedge against anticipated foreign cash flows, such as dividend payments, loan payments, and materials purchases, and are not used for trading or speculative purposes. The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts. However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability. At September 30, 2019, the fair value, in the aggregate, of the Company’s open foreign exchange contracts was a liability of $1.5 million.

Our primary translation risk is with the Euro, British Pound Sterling, Japanese Yen and Chinese Yuan. A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at September 30, 2019, would not result in a material change in our operations, financial position, or cash flows. We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings. From time to time, we will use interest rate swap agreements to modify our exposure to interest rate movements. The Company’s currently effective swap agreements convert our base borrowing rate on $85.0 million of debt due under our Credit Agreement from a variable rate equal to LIBOR to a weighted average rate of 2.11% at September 30, 2019.

The Company’s effective rate on variable-rate borrowings, including the impact of interest rate swaps, under the revolving credit agreement decreased from 3.88% at June 30, 2019 to 3.41% at September 30, 2019.

Concentration of Credit Risk

We have a diversified customer base. As such, the risk associated with concentration of credit risk is inherently minimized. As of September 30, 2019, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.     CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. As discussed in Note 2 to the consolidated financial statements contained in this Report, the Company acquired all of the outstanding stock of GS Engineering and Regional Mfg. Specialists, Inc. (now named Agile Magnetics, Inc.) during the last year. These acquisitions represent approximately 1.1% and 1.6% of the Company's consolidated continuing operations revenue for the three months ended September 30, 2019, respectively, and approximately 3.7% of the Company's consolidated assets at September 30, 2019. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2019 excludes any evaluation of the internal control over financial reporting of GS Engineering and Agile Magnetics.

There was no change in the Company's internal control over financial reporting during the quarterly period ended September 30, 2019 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended September 30, 2019
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 - July 31, 2019	-	$-	-	$53,679,892

August 1 – August 31, 2019	526	$64.29	526	53,646,075

September 1 – September 30, 2019	10,362	$71.18	10,362	52,908,508

Total	10,888	$70.85	10,888	$52,908,508

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

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ALL OTHER ITEMS ARE INAPPLICABLE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDEX INTERNATIONAL CORPORATION

Date:	November 6, 2019	/s/ ADEMIR SARCEVIC
Ademir Sarcevic
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	November 6, 2019	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer/Assistant Treasurer