Form 10-Q
period 2019-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 2020-02-04
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-7233

STANDEX INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒

The number of shares of Registrant's Common Stock outstanding on February 3, 2020 was 12,452,659.

STANDEX INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1

STANDEX INTERNATIONAL CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except per share data)	December 31, 2019 (unaudited)	June 30, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$98,919	$93,145
Accounts receivable, net of reserve for doubtful accounts of $1,895 and $1,451 at December 31, 2019 and June 30, 2019	110,087	119,589
Inventories	108,513	88,645
Prepaid expenses and other current assets	19,861	30,872
Income taxes receivable	5,232	1,622
Total current assets	342,612	333,873
Property, plant, and equipment, net	146,245	148,024
Intangible assets, net	111,667	118,660
Goodwill	282,207	281,503
Deferred tax asset	12,544	14,140
Operating lease right-of-use asset	42,959	-
Other non-current assets	29,581	25,689
Total non-current assets	625,203	588,016
Total assets	$967,815	$921,889

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$69,737	$72,603
Accrued liabilities	68,681	62,648
Income taxes payable	6,822	5,744
Current liabilities-Discontinued Operations	34	620
Total current liabilities	145,274	141,615
Long-term debt	186,980	197,610
Operating lease long-term liabilities	33,728	-
Accrued pension and other non-current liabilities	112,229	118,351
Total non-current liabilities	332,937	315,961
Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000 shares authorized, 27,984,278 issued, 12,382,010 and 12,334,607 outstanding at December 31, 2019 and June 30, 2019	41,976	41,976
Additional paid-in capital	70,206	65,515
Retained earnings	837,698	818,282
Accumulated other comprehensive loss	(136,404)	(137,278)
Treasury shares: 15,602,268 shares at December 31, 2019 and 15,649,671 shares at June 30, 2019	(323,872)	(324,182)
Total stockholders' equity	489,604	464,313
Total liabilities and stockholders' equity	$967,815	$921,889

STANDEX INTERNATIONAL CORPORATION

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2019	2018	2019	2018
Net sales	$190,585	$195,522	$387,023	$388,609
Cost of sales	124,132	128,586	252,286	252,421
Gross profit	66,453	66,936	134,737	136,188
Selling, general, and administrative expenses	47,126	45,693	95,801	91,165
Acquisition related costs	773	859	1,507	1,547
Restructuring costs	720	177	2,199	624
Other operating (income) expense, net	-	-	(1,045)	-
Total operating expenses	48,619	46,729	98,462	93,336
Income from operations	17,834	20,207	36,275	42,852
Interest expense	(1,928)	(3,123)	(4,050)	(5,368)
Other non-operating expenses, net	(588)	(750)	328	(1,015)
Income from continuing operations before income taxes	15,318	16,334	32,553	36,469
Provision for income taxes	2,909	3,860	7,695	9,702
Net income (loss) from continuing operations	12,409	12,474	24,858	26,767
Income (loss) from discontinued operations, net of income taxes	(171)	924	(182)	2,488
Net income (loss)	$12,238	$13,398	$24,676	$29,255

Basic earnings per share:
Continuing operations	$1.00	$0.99	$2.01	$2.11
Discontinued operations	(0.01)	0.07	(0.01)	0.20
Total	$0.99	$1.06	$2.00	$2.31
Diluted earnings per share:
Continuing operations	$1.00	$0.98	$2.00	$2.10
Discontinued operations	(0.01)	0.07	(0.01)	0.20
Total	$0.99	$1.05	$1.99	$2.30

Cash dividends per share	$0.22	$0.20	$0.42	$0.38

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2019	2018	2019	2018
Net income (loss)	$12,238	$13,398	$24,676	$29,255
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$(354)	$(40)	$(6)	$281
Amortization of unrecognized costs	1,440	1,115	2,874	2,231
Derivative instruments:
Change in unrealized (losses)	(1,390)	(4,737)	(237)	(4,375)
Amortization of unrealized gains and into interest expense	1,182	2,931	(19)	2,272
Foreign currency translation gains (losses)	4,425	359	(1,170)	(5,662)
Other comprehensive income (loss) before tax	$5,303	$(372)	$1,442	$(5,253)

Income tax provision (benefit):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$70	$(17)	$23	$(26)
Amortization of unrecognized costs	(348)	(272)	(693)	(545)
Derivative instruments:
Change in unrealized gains and (losses)	134	437	109	339
Amortization of unrealized gains and (losses) into interest expense	(14)	25	(7)	40
Income tax provision (benefit) to other comprehensive income (loss)	$(158)	$173	$(568)	$(192)

Other comprehensive income (loss), net of tax	5,145	(199)	874	(5,445)
Comprehensive income (loss)	$17,383	$13,199	$25,550	$23,810

See notes to unaudited condensed consolidated financial statements

Consolidated Statements of Stockholders' Equity

Standex International Corporation and Subsidiaries

				Accumulated Other
		Additional		Comprehensive			Total
For the Six month period ended December 31, 2019	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, June 30, 2019	$41,976	$65,515	$818,282	$(137,278)	15,650	$(324,182)	$464,313
Stock issued for employee stock option and purchase plans, including related income tax benefit and other	-	(129)	-	-	(61)	1,256	1,127
Stock-based compensation	-	4,820	-	-	-	-	4,820
Treasury stock acquired	-	-	-	-	13	(946)	(946)
Comprehensive income:	-	-	-	-	-	-	-
Net Income	-	-	24,676	-	-	-	24,676
Foreign currency translation adjustment	-	-	-	(1,170)	-	-	(1,170)
Pension and OPEB adjustments, net of tax of $0.7 million	-	-	-	2,198	-	-	2,198
Change in fair value of derivatives, net of tax of $0.3 million	-	-	-	(154)	-	-	(154)
Dividends declared ($0.42 per share)	-	-	(5,260)	-	-	-	(5,260)
Balance, December 31, 2019	$41,976	$70,206	$837,698	$(136,404)	15,602	$(323,872)	$489,604

For the Six month period ended December 31, 2018
(in thousands, except as specified)
Balance, June 30, 2018	$41,976	$61,328	$761,431	$(121,860)	15,279	$(292,080)	$450,795
Stock issued for employee stock option and purchase plans, including related income tax benefit and other	-	(333)	-	-	(59)	1,131	798
Stock-based compensation	-	2,029	-	-	-	-	2,029
Treasury stock acquired	-	-	-	-	234	(19,135)	(19,135)
Adoption of ASC 606	-	-	(1,107)	-	-	-	(1,107)
Comprehensive income:							-
Net Income	-	-	29,255	-	-	-	29,255
Foreign currency translation adjustment	-	-	-	(5,662)	-	-	(5,662)
Pension and OPEB adjustments, net of tax of $0.6 million	-	-	-	1,941	-	-	1,941
Change in fair value of derivatives, net of tax of $0.3 million	-	-	-	(1,196)	-	-	(1,196)
Dividends declared ($0.38 per share)	-	-	(4,892)	-	-	-	(4,892)
Balance, December 31, 2018	$41,976	$63,024	$784,687	$(126,777)	15,454	$(310,084)	$452,826

Consolidated Statements of Stockholders' Equity

Standex International Corporation and Subsidiaries

				Accumulated Other
		Additional		Comprehensive			Total
For the Three month period ended December 31, 2019	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, September 30, 2019	$41,976	$68,196	$828,226	$(141,549)	15,611	$(323,928)	$472,921
Stock issued for employee stock option and purchase plans, including related income tax benefit and other	-	(52)	-	-	(11)	231	179
Stock-based compensation	-	2,062	-	-	-	-	2,062
Treasury stock acquired	-	-	-	-	2	(175)	(175)
Comprehensive income:	-	-	-	-	-	-	-
Net Income	-	-	12,238	-	-	-	12,238
Foreign currency translation adjustment	-	-	-	4,425	-	-	4,425
Pension and OPEB adjustments, net of tax of $0.3 million	-	-	-	808	-	-	808
Change in fair value of derivatives, net of tax of $0.3 million	-	-	-	(88)	-	-	(88)
Dividends declared ($0.22 per share)	-	-	(2,766)	-	-	-	(2,766)
Balance, December 31, 2019	$41,976	$70,206	$837,698	$(136,404)	15,602	$(323,872)	$489,604

For the Three month period ended December 31, 2018
(in thousands, except as specified)
Balance, September 30, 2018	$41,976	$63,280	$773,938	$(127,105)	15,242	$(292,059)	$460,030
Stock issued for employee stock option and purchase plans, including related income tax benefit and other	-	(128)	-	-	(14)	273	145
Stock-based compensation	-	(128)	-	-	-	-	(128)
Treasury stock acquired	-	-	-	-	226	(18,298)	(18,298)
Adoption of ASC 606	-	-	(74)	-	-	-	(74)
Comprehensive income:							-
Net Income	-	-	13,398	-	-	-	13,398
Foreign currency translation adjustment	-	-	-	359	-	-	359
Pension and OPEB adjustments, net of tax of $0.3 million	-	-	-	787	-	-	787
Change in fair value of derivatives, net of tax of $0.3 million	-	-	-	(818)	-	-	(818)
Dividends declared ($0.20 per share)	-	-	(2,575)	-	-	-	(2,575)
Balance, December 31, 2018	$41,976	$63,024	$784,687	$(126,777)	15,454	$(310,084)	$452,826

STANDEX INTERNATIONAL CORPORATION

 Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	December 31,
(In thousands)	2019	2018
Cash flows from operating activities
Net income	$24,676	$29,255
Income from discontinued operations	(182)	2,488
Income from continuing operations	24,858	26,767
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,869	14,817
Stock-based compensation	4,820	2,029
Non-cash portion of restructuring charge	(149)	(132)
Life Insurance Benefit	(1,302)	-
Contributions to defined benefit plans	(1,932)	(499)
Net changes in operating assets and liabilities	(21,342)	(29,132)
Net cash provided by operating activities - continuing operations	21,822	13,850
Net cash provided by operating activities - discontinued operations	(162)	5,411
Net cash provided by operating activities	21,660	19,261
Cash flows from investing activities
Expenditures for property, plant, and equipment	(10,671)	(16,192)
Expenditures for acquisitions, net of cash acquired	-	(95,918)
Proceeds from insurance recovery	10,000	-
Other investing activity	1,998	3,144
Net cash (used in) investing activities	1,327	(108,966)
Net cash provided by (used in) investing activities - discontinued operations	-	2,690
Net cash (used in) investing activities	1,327	(106,276)
Cash flows from financing activities
Borrowings on revolving credit facility	34,700	509,500
Payments of revolving credit facility	(45,500)	(387,500)
Contingent consideration payment	(872)	(910)
Activity under share-based payment plans	1,127	797
Purchases of treasury stock	(946)	(19,135)
Cash dividends paid	(5,186)	(4,825)
Net cash provided by financing activities	(16,677)	97,927
Effect of exchange rate changes on cash and cash equivalents	(536)	(2,340)
Net change in cash and cash equivalents	5,774	8,572
Cash and cash equivalents at beginning of year	93,145	109,602
Cash and cash equivalents at end of period	$98,919	$118,174

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$3,415	$4,822
Income taxes, net of refunds	$9,589	$7,118

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)     Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and six months ended December 31, 2019 and 2018, the cash flows for the six months ended December 31, 2019 and 2018 and the financial position of Standex International Corporation (“Standex”, the “Company”, “we”, “us”, or “our”), at December 31, 2019. The interim results are not necessarily indicative of results for a full year. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2019. The condensed consolidated balance sheet at June 30, 2019 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2019. Certain prior period amounts have been reclassified to conform to the current period presentation. Unless otherwise noted, references to years are to the Company’s fiscal years.

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

2)     Acquisitions

The Company’s recent acquisitions are strategically significant to the future growth prospects of the Company. At the time of the acquisition and December 31, 2019, the Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

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

The components of the fair value of the GS Engineering acquisition, including the preliminary allocation of the purchase price at December 31 2019, are as follows (in thousands):

	Preliminary Allocation June 30, 2019	Adjustments	Adjusted Preliminary Allocation December 31, 2019
Fair value of business combination:
Cash payments	$30,502	$-	$30,502
Less, cash acquired	(622)	-	(622)
Total	$29,880	$-	$29,880

	Preliminary Allocation June 30, 2019	Adjustments	Adjusted Preliminary Allocation December 31, 2019
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$2,197	$(72)	$2,125
Inventories	228	(75)	153
Customer Backlog	180	-	180
Property, plant, & equipment	1,391	-	1,391
Identifiable intangible assets	8,910	-	8,910
Goodwill	17,976	147	18,123
Liabilities assumed	(1,002)	-	(1,002)
Total	$29,880	$-	$29,880

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

Intangible assets of $17.4 million are recorded, consisting of $13.5 million of customer relationships to be amortized over a period of 13 years, $3.8 million for indefinite lived trademarks, and $0.1 million for a non-compete arrangement to be amortized over 5 years. The goodwill of $16.4 million recorded in connection with the transaction is deductible for income tax purposes.  The Company’s assigned fair values were final as of September 30, 2019.

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

Intangible assets of $16.9 million are recorded, consisting of $11.3 million of customer relationships to be amortized over a period of 15 years, $4.2 million for indefinite lived trademarks, and $1.4 million of other intangibles assets to be amortized over 5 years.  The Company’s assigned fair values were final as of June 30, 2019. The goodwill of $34.4 million created by the transaction is deductible for income tax purposes.

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

The Company paid $10.1 million in cash for all of the issued and outstanding equity interests of the Piazza Rosa Group and also paid $2.8 million subsequent to closing in order to satisfy assumed debt of the entity at the time of acquisition. The Company has estimated that total cash consideration will be adjusted by $2.6 million based upon achievement of certain revenue metrics over the next three years. The Company made the first payment of $0.9 million during the first quarter of fiscal year 2019, and the second payment of $0.9 million in the second quarter of fiscal 2020 based on achievement of the revenue metrics during the first two years following acquisition.

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

Deferred compensation costs relate to the acquisition of Horizon Scientific on October 16, 2016, for which payments were due to the seller of $2.8 million on the second anniversary and $5.6 million on the third anniversary of the closing date of the purchase. For the three and six months ended December 31, 2019 we recorded deferred compensation costs of $0.5 million and $1.2 million respectively related to estimated deferred compensation earned by the Horizon Scientific seller to date.  The payments are contingent on the seller remaining an employee of the Company, with limited exceptions, at each anniversary date. The final payment due to the seller was made during the second quarter of fiscal year 2020, and this liability is now considered settled.

Acquisition related costs consist of miscellaneous professional service fees and expenses for our recent acquisitions.

The components of acquisition-related costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Deferred compensation arrangements	$467	$703	$1,170	$1,370
Other acquisition-related costs	306	156	337	177
Total	$773	$859	$1,507	$1,547

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

Disaggregation of Revenue from Contracts with Customers

The following table presents revenue disaggregated by product line and segment (in thousands):

	Three Months Ended
Revenue by Product Line	December 31, 2019	December 31, 2018
Engraving Services	35,671	35,796
Engraving Products	2,585	2,689
Total Engraving	38,256	38,485

Electronics	45,834	52,700

Engineering Technologies Components	26,495	23,568

Hydraulics Cylinders and Systems	11,316	12,116

Refrigeration	$52,274	$52,217
Merchandising & Display	8,692	9,065
Pumps	7,718	7,371
Total Food Service Equipment	68,684	68,653

Total Revenue by Product Line	$190,585	$195,522

The following table presents revenue disaggregated by product line and segment (in thousands):

	Six Months Ended
Revenue by Product Line	December 31, 2019	December 31, 2018
Engraving Services	71,737	69,653
Engraving Products	4,950	4,813
Total Engraving	76,687	74,466

Electronics	92,452	104,150

Engineering Technologies Components	51,139	44,351

Hydraulics Cylinders and Systems	25,064	24,651

Refrigeration	$107,407	$106,664
Merchandising & Display	18,515	18,229
Pumps	15,759	16,098
Total Food Service Equipment	141,681	140,991

Total Revenue by Product Line	$387,023	$388,609

The following table presents revenue from continuing operations disaggregated by geography based on company’s locations (in thousands):

	Three Months Ended	Six Months Ended
Net sales	December 31, 2019	December 31, 2019
United States	$129,126	$263,419
Asia Pacific	24,560	48,906
EMEA (1)	32,462	66,762
Other Americas	4,437	7,936
Total	$190,585	$387,023

(1) EMEA consists primarily of Europe, Middle East and S. Africa.

The following table presents revenue from continuing operations disaggregated by timing of recognition (in thousands):

	Three Months Ended
Timing of Revenue Recognition	December 31, 2019	December 31, 2018
Products and services transferred at a point in time	$181,117	$188,093
Products transferred over time	9,468	7,429
Net Sales	$190,585	$195,522

	Six Months Ended
Timing of Revenue Recognition	December 31, 2019	December 31, 2018
Products and services transferred at a point in time	$371,071	$375,998
Products transferred over time	15,952	12,611
Net Sales	$387,023	$388,609

Contract Balances

Contract assets represent sales recognized in excess of billings related to work completed but not yet shipped for which revenue is recognized over time. Contract assets are recorded as prepaid and other current assets. Contract liabilities are customer deposits for which revenue has not been recognized. Current contract liabilities are recorded as accrued expenses.

The following table provides information about contract assets and liability balances as of December 31, 2019 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended December 31, 2019
Contract assets:
Prepaid and other current assets	8,418	15,670	15,956	8,132
Contract liabilities:
Customer deposits	1,358	6,154	5,884	1,628

During the three and six months ended December 31, 2019, we recognized the following revenue as a result of changes in the contract liability balances (in thousands):

	December 31, 2019
Revenue recognized in the period from:	Three months ended	Six months ended
Amounts included in the contract liability balance at the beginning of the period	$24	$1,358

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

There were no transfers of assets or liabilities between any levels of the fair value measurement hierarchy at December 31, 2019 and June 30, 2019. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

Items presented at fair value at December 31, 2019 and June 30, 2019 consisted of the following (in thousands):

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,298	$2,298	$-	$-

Liabilities
Foreign exchange contracts	$3,157	$-	$3,157	$-
Interest rate swaps	1,364	-	1,364	-
Contingent acquisition payments (a)	742	-	-	742

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,354	$2,354	$-	$-
Foreign exchange contracts	-	-	-	-
Interest rate swaps	$52	-	52	-

Liabilities
Foreign exchange contracts	$3,052	$-	$3,052	$-
Interest rate swaps	1,432	-	1,432	-
Contingent acquisition payments (a)	6,418	-	-	6,418

(a) The fair value of our contingent consideration arrangement is determined based on our evaluation as to the probability and amount of any deferred compensation that has been earned to date.

Our financial liabilities based upon Level 3 inputs consist of contingent consideration arrangements relating to our acquisitions of Horizon Scientific, Piazza Rosa, and GS Engineering. We are contractually obligated to pay contingent consideration payments in connection with the Horizon Scientific acquisition based on the criteria of continued employment of the seller on the second and third anniversary of the closing date of the acquisition. The seller of Horizon remained employed on the second and third anniversaries of the closing date and payments were made to the seller in the second quarters of fiscal year 2019 and 2020. This obligation is considered settled as of December 31, 2019.  We are contractually obligated to pay contingent consideration payments in connection with the Piazza Rosa acquisition based on the achievement of certain revenue targets during each of the first three years following acquisition. Piazza Rosa exceeded the defined revenue targets during the first and second years and payment were made to the Piazza Rosa sellers during the first quarter of fiscal 2019 and the second quarter of fiscal 2020.  The Company is also obligated to pay contingent consideration to the sellers of GS Engineering in the event that certain revenue and gross margin targets are achieved during the five years following acquisition.  As of December 31, 2019, the targets set in the GS stock purchase agreement have not yet been met due to the length of time since the acquisition.

We will update our assumptions each reporting period based on new developments and record such amounts at fair value based on the revised assumptions until the consideration is paid. As of December 31, 2019, neither the range of outcomes nor the assumptions used to develop the estimate had changed.

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

Results of the Cooking Solutions Group in current and prior periods have been classified as discontinued operations in the Condensed Consolidated Financial Statements and excluded from the results from continuing operations. Activity related to the Cooking Solutions Group and other discontinued operations for the three and six months ended December 31, 2019 and 2018 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net Sales	$-	$23,980	$-	$48,427
Income from Operations	$(264)	$1,777	$(70)	$3,608
Profit Before Taxes	$(275)	$1,119	$(250)	$3,016
Benefit (Provision) for Taxes	104	(195)	68	(528)
Net income from Discontinued Operations	$(171)	$924	$(182)	$2,488

6)     Inventories

Inventories from continuing operations are comprised of the following (in thousands):

	December 31, 2019	June 30, 2019
Raw materials	$49,510	$43,117
Work in process	29,273	28,120
Finished goods	29,730	17,408
Total	$108,513	$88,645

Distribution costs associated with the sale of inventory, which are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations were $5.0 million and $10.0 million for the three and six months ended December 31, 2019, respectively and $4.8 million and $8.9 million for the three and six months ended December 31, 2018, respectively.

7)     Goodwill

Changes to goodwill during the period ended December 31, 2019 were as follows (in thousands):

	June 30, 2019	Acquisitions	Translation Adjustment	December 31, 2019
Engraving	$79,776	$147	$(32)	$79,891
Electronics	131,317	820	(627)	131,510
Engineering Technologies	43,890	-	396	44,286
Hydraulics	3,059	-	-	3,059
Food Service Equipment	23,461	-	-	23,461
Total	$281,503	$967	$(263)	$282,207

8)     Intangible Assets

Intangible assets consist of the following (in thousands):

	Customer Relationships	Tradenames (Indefinite-lived)	Developed Technology	Other	Total
December 31, 2019
Cost	$74,272	$19,711	$54,790	$5,492	$154,265
Accumulated amortization	(27,991)	-	(10,805)	(3,802)	(42,598)
Balance, December 31, 2019	$46,281	$19,711	$43,985	$1,690	$111,667

June 30, 2019
Cost	$75,018	$19,977	$55,164	$5,492	$155,651
Accumulated amortization	(24,476)	-	(8,765)	(3,750)	(36,991)
Balance, June 30, 2019	$50,542	$19,977	$46,399	$1,742	$118,660

Amortization expense for the three months ended December 31, 2019 and 2018 was $2.9 million and $3.0 million, respectively. Amortization expense for the six months ended December 31, 2019 and 2018 was $5.8 million and $4.7 million, respectively. At December 31, 2019, amortization expense of intangible assets is estimated to be $5.8 million for the remainder of fiscal year 2020, $11.0 million in 2021, $10.3 million in 2022, $9.6 million in 2023, $8.7 million in 2024 and $46.5 million thereafter.

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

The changes in warranty reserve from continuing operations, which are recorded as a component of accrued liabilities, as of December 31, 2019 and June 30, 2019 were as follows (in thousands):

	December 31, 2019	June 30, 2019
Balance at beginning of year	$5,278	$4,966
Acquisitions and other	10	(85)
Warranty expense	3,359	5,016
Warranty claims	(2,994)	(4,619)
Balance at end of period	$5,653	$5,278

10)     Debt

Long-term debt is comprised of the following (in thousands):

	December 31, 2019	June 30, 2019
Bank credit agreements	$188,000	$198,800
Total funded debt	188,000	198,800
Issuance Cost	(1,020)	(1,190)
Total long-term debt	$186,980	$197,610

The Company’s debt payments are due as follows (in thousands):

Fiscal Year	December 31, 2019
2020	$-
2021	-
2022	-
2023	-
2024	188,000
Thereafter	-
Total Debt	188,000
Issuance cost	(1,020)
Debt net of issuance cost	$186,980

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

At December 31, 2019, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $7.6 million and had the ability to borrow $252.3 million under the facility. At December 31, 2019, the carrying value of the current borrowings under the facility approximates fair value.

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

The Company’s effective swap agreements convert the base borrowing rate on $75 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 2.13% at December 31, 2019. The fair value of the swaps, recognized in accrued expenses and in other comprehensive income, is as follows (in thousands, except percentages):

Effective Date	Notional Amount	Fixed Interest Rate	Maturity	December 31, 2019	June 30, 2019
December 19, 2015	10,000	2.01%	December 19, 2019	$ -	$ 3
May 24, 2017	25,000	1.88%	April 24, 2022	(203)	(190)
May 24, 2017	25,000	1.67%	May 24, 2020	-	49
August 6, 2018	25,000	2.83%	August 6, 2023	(1,160)	(1,242)
				$ (1,363)	$ (1,380)

The Company reported no losses for the three and six months ended December 31, 2019, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense. Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as collections from customers and loan payments between subsidiaries. The Company enters into such contracts for hedging purposes only. The Company has designated certain of these currency contracts as hedges, and changes in the fair value of these contracts are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with these contracts will be reported in net income. At December 31, 2019 and June 30, 2019, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized losses of $(3.1) million and $(3.1) million, respectively, which approximate the unrealized gains and losses on the related loans. The contracts have maturity dates ranging from 2020 to 2023, which correspond to the related intercompany loans.

The notional amounts of the Company’s forward contracts, by currency, are as follows:

Currency	December 31, 2019	June 30, 2019
USD	46,278	55,015
EUR	5,750	5,750
CAD	20,600	20,600

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

Asset Derivatives
	December 31, 2019		June 30, 2019
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Other Assets	$-	Other Assets	$52
Foreign exchange contracts	Other Assets	-	Other Assets	-
		$-		$52

	Liability Derivatives
	December 31, 2019		June 30, 2019
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	$1,364	Accrued Liabilities	$1,432
Foreign exchange contracts	Accrued Liabilities	3,157	Accrued Liabilities	3,052
		$4,521		$4,484

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Interest rate swaps	$(546)	$(1,768)	$(443)	$(1,372)
Foreign exchange contracts	(844)	(2,969)	206	(3,003)
	$(1,390)	$(4,737)	$(237)	$(4,375)

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to Net Income for the periods ended (in thousands):

Details about Accumulated					Affected line item
Other Comprehensive	Three Months Ended		Six Months Ended		in the Unaudited
Income (Loss) Components	December 31,		December 31,		Condensed Statements
	2019	2018	2019	2018	of Operations
Interest rate swaps	$59	$(101)	$29	$(162)	Interest expense
Foreign exchange contracts	1,123	3,032	(48)	2,434	Interest expense
	$1,182	$2,931	$(19)	$2,272

12)     Retirement Benefits

The Company has defined benefit pension plans covering certain current and former employees both inside and outside of the U.S. The Company’s pension plan for U.S. employees is frozen for substantially all participants and has been replaced with a defined contribution benefit plan.

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three and six months ended December 31, 2019 and 2018 consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Service cost	$1	$1	$10	$9
Interest cost	2,271	2,586	213	249
Expected return on plan assets	(3,288)	(3,385)	(221)	(225)
Recognized net actuarial loss	1,275	1,030	165	84
Net periodic benefit cost	$259	$232	$167	$117

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Service cost	$2	$2	$20	$17
Interest cost	4,542	5,171	418	503
Expected return on plan assets	(6,575)	(6,771)	(432)	(453)
Recognized net actuarial loss	2,551	2,061	323	170
Net periodic benefit cost	$520	$463	$329	$237

The contributions made to defined benefit plans for the three and six months ended December 31, 2019 and 2018 are presented below along with remaining contributions to be made for fiscal year 2020 (in thousands):

	Fiscal Year 2020		Fiscal Year 2019		Remaining
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Contributions
Contributions to defined benefit plans	December 31, 2019	December 31, 2019	December 31, 2018	December 31, 2018	FY 2020
United States, funded plan	$1,468	$1,468	$-	$-	$2,880
United States, unfunded plan	58	114	56	111	102
United Kingdom	193	377	192	388	-
Germany, unfunded plan	-	-	-	-	280
Ireland	-	-	-	-	63
	$1,719	$1,959	$248	$499	$3,325

13)     Income Taxes

The Company's effective tax rate from continuing operations for the second quarter of 2020 was 19.0% compared with 23.6% for the prior year quarter.  The effective tax rate in fiscal 2020 was lower due to a $0.8 million discrete tax benefit related to receipt of formal approval by the tax authorities for application of a beneficial “high tech” tax rate for certain of our Chinese operations.

14)     Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Basic - Average shares outstanding	12,376	12,636	12,359	12,667
Dilutive effect of unvested, restricted stock awards	79	49	68	70
Diluted - Average shares outstanding	12,455	12,685	12,427	12,737

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share. No options to purchase common stock were excluded as anti-dilutive from the calculation of diluted earnings per share for the three and six months ended December 31, 2019 and 2018, respectively.

Performance stock units of 86,806 and 75,191 for the six months ended December 31, 2019 and 2018, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

15)     Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	December 31, 2019	June 30, 2019
Foreign currency translation adjustment	$(28,828)	$(27,658)
Unrealized pension losses, net of tax	(105,182)	(107,380)
Unrealized losses on derivative instruments, net of tax	(2,394)	(2,240)
Total	$(136,404)	$(137,278)

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

Net sales and income (loss) from continuing operations by segment for the three and six months ended December 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended December 31,
	Net Sales		Income from Operations
	2019	2018	2019	2018
Segment:
Engraving	$38,256	$38,485	$6,916	$6,849
Electronics	45,834	52,700	7,776	10,376
Engineering Technologies	26,495	23,568	3,422	2,061
Hydraulics	11,316	12,116	1,818	1,929
Food Service Equipment	68,684	68,653	6,773	5,190
Corporate			(7,378)	(5,162)
Restructuring costs			(720)	(177)
Acquisition-related costs			(773)	(859)
Other operating (income) expense, net			-	-
Sub-total	$190,585	$195,522	$17,834	$20,207
Interest expense			(1,928)	(3,123)
Other non-operating expense			(588)	(750)
Income from continuing operations before income taxes			$15,318	$16,334

	Six Months Ended December 31,
	Net Sales		Income from Operations
	2019	2018	2019	2018
Segment:
Engraving	$76,687	$74,466	$13,454	$14,398
Electronics	92,452	104,150	15,875	23,163
Engineering Technologies	51,139	44,351	6,781	3,836
Hydraulics	25,064	24,651	4,345	3,512
Food Service Equipment	141,681	140,991	15,145	11,857
Corporate			(16,664)	(11,743)
Restructuring costs			(2,199)	(624)
Acquisition-related costs			(1,507)	(1,547)
Other operating (income) expense, net			1,045	-
Sub-total	$387,023	$388,609	$36,275	$42,852
Interest expense			(4,050)	(5,368)
Other non-operating income			328	(1,015)
Income from continuing operations before income taxes			$32,553	$36,469

Net sales include only transactions with unaffiliated customers and include no intersegment sales. Income (loss) from operations by segment excludes interest expense and other non-operating income (expense).

The Company’s identifiable assets at December 31, 2019 and June 30, 2019 are as follows (in thousands):

	December 31, 2019	June 30, 2019
Engraving	$267,727	$233,569
Electronics	329,239	332,326
Engineering Technologies	153,022	149,628
Hydraulics	26,450	28,132
Food Service Equipment	170,595	159,656
Corporate & Other	20,782	18,578
Total	$967,815	$921,889

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

A summary of charges by initiative is as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2019			December 31, 2019
Fiscal 2020	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$795	$(134)	$661	$1,795	$345	$2,140
Prior year initiatives	-	59	$59	-	59	$59
	$795	$(75)	$720	$1,795	$404	$2,199

	Three Months Ended			Six Months Ended
	December 31, 2018			December 31, 2018
Fiscal 2019	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$297	$(280)	$17	$297	$70	$367
Prior year initiatives	40	120	160	125	132	257
	$337	$(160)	$177	$422	$202	$624

Activity in the reserve related to the initiatives is as follows (in thousands):

Current Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2019	$-	$-	$-
Additions and adjustments	1,795	345	2,140
Payments	(1,795)	(345)	(2,140)
Restructuring liabilities at December 31, 2019	$-	$-	$-

Prior Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2018	$147	$5	$152
Additions and adjustments	-	59	59
Payments	(147)	(61)	(208)
Restructuring liabilities at December 31, 2018	$-	$3	$3

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2019			December 31, 2019
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Engraving	$572	$(134)	$438	$1,132	$345	$1,477
Electronics	-	59	59	-	59	59
Engineering Technologies	-	-	-	-	-	-
Food Service Equipment	150	-	150	241	-	241
Corporate	73	-	73	422	-	422
	$795	$(75)	$720	$1,795	$404	$2,199

	Three Months Ended			Six Months Ended
	December 31, 2018			December 31, 2018
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Engraving	$20	$-	$20	$67	$-	$67
Electronics	-	-	-	-	12	12
Engineering Technologies	-	99	99	17	99	116
Food Service Equipment	255	91	346	276	91	367
Corporate	62	(350)	(288)	62	-	62
	$337	$(160)	$177	$422	$202	$624

Restructuring expense is expected to be approximately $1.0 million for the remainder of fiscal year 2020.

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

Amounts (in thousands) recorded in the Company's Condensed Consolidated Balance Sheet and Statement of Operations related to leases are as follows:

December 31, 2019
Assets
ROU Assets (other assets)	$42,959

Liabilities
Current (accrued expense)	$8,503
Other non-current liability	33,728
Total lease liability	$42,231

Lease cost

The components of lease costs for the three and six months ended September 30, 2019 and December 31, 2019 are as follows:

	Three Months Ended	Six Months Ended
	December 31, 2019	December 31, 2019
Operating lease cost1	$3,120	$5,961

1Includes short-term leases and variable lease costs, which are immaterial.

Maturity of lease liability

The maturity of the Company's lease liabilities at December 31, 2019 were as follows:

Operating Leases
Remainder of 2020	$4,809
2021	7,929
2022	6,357
2023	4,449
2024	3,885
After 2024	20,198
Less: Interest	(5,396)
Present value of lease Liabilities	$42,231

The weighted average remaining lease term and discount rates are as follows:

Lease Term and Discount Rate	December 31, 2019
Weighted average remaining lease term (years)
Operating leases	10.42
Weighted average discount rate (percentage)
Operating leases	2.6%

Other Information

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Six Months Ended
	December 31, 2019	December 31, 2019
Operating cash flows from operating leases	$2,573	$5,148
Total cash paid for amounts included in the measurement of lease liabilities	2,573	5,148

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Quarterly Report that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company’s business and the results of its operations and that may cause the actual results of operations in future periods to differ materially from those currently expected or anticipated. These factors include, but are not limited to: materially adverse or unanticipated legal judgments, fines, penalties or settlements; conditions in the financial and banking markets, including fluctuations in exchange rates and the inability to repatriate foreign cash; domestic and international economic conditions, including the impact, length and degree of economic downturns on the customers and markets we serve and more specifically conditions in the food service equipment, automotive, construction, aerospace, energy, oil and gas, transportation, consumer appliance and general industrial markets; lower-cost competition; the relative mix of products which impact margins and operating efficiencies in certain of our businesses; the impact of higher raw material and component costs, particularly steel, petroleum based products, refrigeration components and certain materials used in electronics parts; an inability to realize the expected cost savings from restructuring activities including effective completion of plant consolidations, cost reduction efforts including procurement savings and productivity enhancements, capital management improvements, strategic capital expenditures, and the implementation of lean enterprise manufacturing techniques; the potential for losses associated with the exit from or divestiture of businesses that are no longer strategic or no longer meet our growth and return expectations; the inability to achieve the savings expected from global sourcing of raw materials and diversification efforts in emerging markets; the impact on cost structure and on economic conditions as a result of actual and threatened increases in trade tariffs; the impact of the current coronavirus on our China supply chain as well as the demand for our products and services in China; the inability to attain expected benefits from acquisitions and the inability to effectively consummate and integrate such acquisitions and achieve synergies envisioned by the Company; market acceptance of our products; our ability to design, introduce and sell new products and related product components; the ability to redesign certain of our products to continue meeting evolving regulatory requirements; the impact of delays initiated by our customers; and our ability to increase manufacturing production to meet demand; and potential changes to future pension funding requirements. In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

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

As part of our ongoing strategy:

●

During the second quarter of fiscal year 2020, we announced a definitive agreement to acquire Torotel Inc. (“Torotel”).  Torotel is a leading designer and manufacturer of custom magnetics products primarily for the aerospace and defense industries and specializes in the custom design, manufacture and sale of a wide variety of precision magnetic components. Consummation of the transaction is dependent upon approval of holders of two-thirds of Torotel's outstanding shares. A special meeting of Torotel's shareholders to secure the necessary vote is scheduled for February 12, 2020, and we expect closing to occur shortly thereafter.  Torotel operates one facility in Kansas and one in Pennsylvania.

●

During the fourth quarter of fiscal year 2019, we acquired Ohio-based Genius Solutions Engineering Company (d/b/a GS Engineering), a provider of specialized “soft surface” skin texturized tooling, primarily serving the automotive end market. GS Engineering brings us critical proprietary technologies that offer significant advantages in creating tools for “soft surface” components which are used increasingly in vehicle interiors. The tooling for soft surface products offered by GS is highly complementary to our current industry-leading capabilities in texturing molds and tools used to create “hard surface” components. This technology also complements and enables us to improve our existing nickel shell technology that produces soft surface tooling. We currently are introducing the GS technology across our global production footprint which will enable customers worldwide to benefit from a combined offering for harmonized designs across a variety of surfaces and materials. GS operates one facility in Ohio and its results are reported within our Engraving segment.

●

During the third quarter of fiscal year 2019, consistent with our strategy to focus our financial assets and managerial resources on our higher growth and operating margin businesses, we completed the divestiture of our Cooking Solutions Group, which consisted of three operating segments, Associated American Industries, BKI, and Ultrafryer, along with a minority interest investment.  We completed the divestiture on March 31, 2019 and exchanged consideration for the sale on April 1 of 2019. In connection with the divestiture efforts, we also sold our minority interest in a European oven manufacturer back to the majority owners. Results of the Cooking Solutions Group in current and prior periods have been classified as discontinued operations in the Condensed Consolidated Financial Statements.

●

In the first quarter of fiscal year 2019, we acquired New Hampshire-based Regional Mfg. Specialists, Inc. (now named Agile Magnetics, Inc.), a provider of high-reliability magnetics. The addition of Agile Magnetics represented an important step forward in building out the high reliability magnetics business of Standex Electronics. As a result of this combination, we have broadened our exposure to several high-growth end-markets and added a valuable manufacturing and sales base in the northeast. Additionally, we can now offer complementary products from Standex’s broader portfolio to Agile’s customer base. Agile Magnetics products include transformers, inductors and coils for mission critical applications for blue chip OEMs in the semiconductor, military, aerospace, healthcare, and industrial markets. It operates one manufacturing facility in New Hampshire.

●

In the first quarter of fiscal year 2019, we acquired Michigan-based Tenibac-Graphion, Inc. (Tenibac), a provider of chemical and laser texturing services. The combination of Tenibac and Standex Engraving expands services available to customers, increase responsiveness to customer demands, and drive innovative approaches to solving customer needs. The combined customer base now has access to the full line of mold and tool services, such as the Architexture design consultancy, Vycon™ part wrapping, chemical and laser engraving, tool finishing, and tool enhancements. Tenibac serves automotive, packaging, medical and consumer products customers, and operates three facilities, two in Michigan and one in China.

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

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except percentages)	2019	2018	2019	2018
Net sales	$190,585	$195,522	$387,023	$388,609
Gross profit margin	34.9%	34.2%	34.8%	35.0%
Income from operations	17,834	20,207	36,275	42,852

	Three Months Ended	Six Months Ended
(In thousands)	December 31, 2019	December 31, 2019
Net sales, prior year period	$195,522	$388,609
Components of change in sales:
Organic sales change	(5,778)	(8,988)
Effect of acquisitions	1,629	10,047
Effect of exchange rates	(788)	(2,645)
Net sales, current period	$190,585	$387,023

Net sales for the second quarter of 2020 declined $4.9 million, or 2.5%, when compared to the prior year period.  Organic sales decreased by $5.8 million, or 3.0%, with Engraving, Electronics, and Hydraulics organically declining in the quarter.  Acquisitions contributed 0.8% to the overall growth in the quarter, but were offset by negative foreign currency impacts of 0.4%.

Net sales in the six months ended December 31, 2019 decreased $1.6 million, or 0.4%, when compared to the prior year.  The decrease in net sales was driven by organic declines of $9.0 million, or 2.3%, incremental sales from acquisitions of $10.0 million, or 2.6%, and unfavorable currency of $2.6 million, or 0.7%.  We discuss our sales results and outlook for each segment below.

Gross Profit Margin

Our gross margin for the second quarter of 2020 was 34.9% compared to the prior year second quarter gross margin of 34.2%.  Gross margin expanded 70 basis points as compared to the prior year period due to sales mix within the Engineering Technologies segment along with productivity improvements driven by our Standex Operational Excellence initiatives, primarily within the Food Service Equipment Group, which more than offset gross profit declines associated with a 3% organic sales decline.

Our gross margin in the six months ended December 31, 2019 was 34.8%, essentially flat with the prior year period’s gross margin of 35.0%.

Restructuring Charges

We incurred restructuring expenses of $0.7 million for the quarter and $2.2 million for the six-month period, primarily related to headcount reductions and facility rationalization within our Engraving segment.

We expect to incur additional restructuring costs of approximately $1.0 million throughout the remainder of fiscal year 2020.

Acquisition Related Expenses

We incurred acquisition-related expenses of $0.7 million for the second quarter and $0.9 million for the six months ended December 31, 2019, primarily for deferred compensation earned by the seller of our Horizon Scientific business, which we acquired in October 2016.  The Horizon seller achieved the all employment-based requirements during the second quarter of 2019 and all remaining amounts due.  We anticipate no further acquisition expenses related to the Horizon deferred compensation agreement.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) for the second quarter of 2020 were $47.1 million, or 24.7% of sales, compared to $45.7 million, or 23.4% of sales, during the prior year quarter.  SG&A expenses during the quarter were impacted by on-going SG&A expenses related to our recent acquisitions of $0.5 million along with increased employee benefit and compensation costs.

SG&A for the six months ended December 31, 2019 were $95.8 million, or 24.8% of sales, compared to $91.2 million, or 23.5% of sales, during the prior year quarter.  SG&A expenses were impacted by on-going SG&A expenses related to our recent acquisitions of $1.5 million along with increased employee benefit and compensation costs.

Income from Operations

Income from operations for the second quarter of 2020 was $17.8 million, compared to $20.2 million during the prior year quarter.  The decrease of $2.4 million, or 11.7%, is primarily due to lower organic sales volume, an increase in restructuring expense due to recent facility rationalization initiatives in Engraving, partially offset by gross margin increases.

Income from operations for the six months ended December 31, 2019 was $36.3 million, compared to $42.9 million during the prior year period.  The decrease of $6.6 million, or 15.3%, is primarily due to lower organic sales volume, higher input costs for certain raw materials, and a $1.6 million increase in restructuring expenses, partially offset by a $1.0 million gain upon receipt of insurance proceeds realized in the first quarter of fiscal year 2020 from the June 2019 fire loss at our New Albany, Mississippi facility.

Interest Expense

Interest expense for the second quarter of 2020 was $1.9 million, compared to $3.1 million during the prior year quarter.  The decrease is due to lower borrowings in addition to a decrease in our effective interest rate of 3.4% as of December 31, 2019, as compared to 3.7% as of December 31, 2018. Interest expense for the six months ended December 31, 2019 and December 31, 2018 were $4.1 million and $5.4 million, respectively.

Income Taxes

The Company's effective tax rate from continuing operations for the second quarter of 2020 was 19.0% compared with 23.6% for the prior year quarter.  The effective tax rate in 2020 was lower due to a $0.8 million discrete tax benefit related toreceipt of formal approval by the tax authorities for application of a beneficial “high tech” tax rate for certain of our Chinese operations.

The Company's effective tax rate from continuing operations for the six months ended December 31, 2019 was 23.6% compared with 26.6% for the prior year period.  The effective tax rate for the year to date was lower due to the same discrete tax reform benefit in addition to a $1.3 million gain on non-taxable life insurance proceeds received in fiscal year 2020, and jurisdictional mix whereby less income was earned in higher rate jurisdictions in the first six months of fiscal year 2020 than in the prior year period.

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

	As of December 31, 2019		As of December 31, 2018
	Total Backlog	Backlog under 1 year	Total Backlog	Backlog under 1 year
Engraving	$21,722	$19,372	$17,671	$17,662
Electronics	52,341	52,257	69,858	62,127
Engineering Technologies	117,082	93,802	106,948	79,892
Hydraulics	9,027	9,027	17,531	17,531
Food Service Equipment	24,354	21,628	30,784	26,713
Total	$224,526	$196,086	$242,792	$203,925

Total backlog realizable under one year declined $7.8 million, or 3.8%, to $196.1 million at December 31, 2019 from $203.9 million at December 31, 2018.  Organic backlog under one year decreased in all segments except Engraving and Engineering Technologies due to a slow-down in select end markets.

Segment Analysis

Engraving Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2019	2018	Change	2019	2018	Change
Net sales	$38,256	$38,485	(0.6%)	$76,687	$74,466	3.0%
Income from operations	6,916	6,849	1.0%	13,454	14,398	(6.6%)
Operating income margin	18.1%	17.9%		17.5%	19.3%

Net sales for the second quarter of fiscal year 2020 decreased by $0.2 million or -0.6% when compared to the prior year quarter.  Organic sales declined by $1.4 million or -2.7% and foreign exchange was unfavorable by $0.5 million.  Sales in Europe and Americas were impacted by slower incoming workload due to customer timing of automotive projects.  We anticipate increased sales in the third quarter of fiscal 2020 as delayed projects are initiated by customers.  Organic sales declines were offset by the acquisition of GS Engineering, which increased our global offerings by providing new soft trim technology to customers and generated $1.6 million of sales for the second quarter fiscal year 2020.

Income from operations for the second quarter of fiscal year 2020 increased by $0.1 million, or 1.0%, when compared to the prior year quarter as the combination of cost improvements together with the restructuring actions announced in the third quarter of fiscal year 2019 overcame the impact of reduced sales volume during the quarter.

Net sales for the six months ended December 31, 2019, increased by $2.2 million, or 3.0% when compared to the prior year as the acquisitions of GS and Tenibac contributed $6.9 million or 9.3% to the increase.  Organic sales declined by -4.0% due to the timing of automotive projects, primarily in North America along with the closure of unprofitable sites as part of our previously announced restructuring.  Additionally, foreign exchange negatively impacted sales by $2.0 million for the year to date period.

Income for the six months ended December 31, 2019, decreased $0.9 million, or -6.6%, when compared to the prior year largely due to the impact of the sales declines, increased amortization expenses of $0.9 million as a result of our recent acquisitions, and negative foreign exchange rate impacts of $0.4 million which, collectively, more than offset productivity improvements and cost reduction activities in our facilities.  Looking forward, we expect year-over-year operating income improvement due to increased automotive model roll-outs, continued contribution from the GS Engineering acquisition and operating leverage associated with recent cost restructuring actions.

Electronics Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2019	2018	Change	2019	2018	Change
Net sales	$45,834	$52,700	(13.0%)	$92,452	$104,150	(11.2%)
Income from operations	7,776	10,376	(25.1%)	15,875	23,163	(31.5%)
Operating income margin	17.0%	19.7%		17.2%	22.2%

Net sales in the second quarter of fiscal year 2020 decreased $6.9 million, or 13.0%, when compared to the prior year quarter.  Organic sales declined by $7.2 million or -13.6% as sales were lower in all major geographic markets, particularly Asia. Sales declines were experienced across most products lines but were partially offset by new sensor, switch and relay applications. The foreign currency impact increased sales by $0.3 million, or 0.6%.

Income from operations in the second quarter of fiscal year 2020 decreased $2.6 million, or -25.1%, when compared to the prior year quarter.  The earnings decline was due to the margin loss on lower organic sales and significant inflationary cost increases, particularly among platinum group metals offset some by cost savings initiatives in all regions.  In the third quarter we expect sales volume to decrease year-over-year, but increase slightly from the second quarter as end markets improve slightly sequentially and distributor de-stocking is anticipated to slow.

Net sales for the six months ended December 31, 2019, decreased $11.7 million, or -11.2%, when compared to the prior year to date period.  Organic sales growth was negative $14.3 million, or -13.8% for the first half when compared to the prior year. Sensor and reed switch volumes have experienced lower sales volume due to a slowdown in global economic conditions while magnetics levels remained steady to the prior year period.  Organic sales declines were partially offset by sales increases of $3.1 million, or 3.0%, due to the Agile Magnetics acquisition. Foreign currency changes decreased sales by $0.4 million, or -0.4%.

Income from operations for the six months ended December 31, 2019, decreased $7.3 million, or 31.5%, when compared to the prior year.  The decrease is due to the margin loss on lower organic sales, unfavorable currency impacts and inflationary cost increases partially offset by cost savings initiatives as well as the Agile acquisition earnings impact. We anticipate that we will continue to manage and accelerate cost reduction projects in order to partially offset commodity and labor cost inflation.

Engineering Technologies Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2019	2018	Change	2019	2018	Change
Net sales	$26,495	$23,568	12.4%	$51,139	$44,351	15.3%
Income from operations	3,422	2,061	66.0%	6,781	3,836	76.8%
Operating income margin	12.9%	8.7%		13.3%	8.6%

Net sales in the second quarter of fiscal year 2020 increased by $2.9 million, or 12.4%, compared to the prior year quarter.  Sales distribution by market for the quarter was as follows: 43% aviation, 25% space, 15% energy, 11% defense, 5% medical and 1% other markets.  Sales in the aviation market were up $0.4 million compared to the prior year due to higher sales to engine suppliers on the LEAP and C-130 programs.  Defense sales increased by $1.3 million in the quarter due to higher sales in the Navy nuclear segment.

Income from operations in the second quarter of fiscal year 2019 increased by $1.4 million, or 66.0%, when compared to the prior year quarter as a result of higher sales volume and efficiency improvements.

Net sales for the six months ended December 31, 2019, increased by $6.8 million, or 15.3%, when compared to the prior year period.  Aviation sales increased $1.7 million due to volume improvements in both the structures and the aircraft engine segments while total launch vehicle sales were up $2.2 million due to an increase in the manned space segment.  Current customer demand in the aviation segment along with the project-based backlog in the defense and space markets should support increased sales in the second half of the year.

Income from operations for the six months ended December 31, 2019, increased by $2.9 million, or 76.8%, when compared to the prior year.  The increase in operating income was the result of higher sales volume, price increases in the aviation segment, and improvements in manufacturing efficiencies.

Hydraulics Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2019	2018	Change	2019	2018	Change
Net sales	$11,316	$12,116	(6.6%)	$25,064	$24,651	1.7%
Income from operations	1,818	1,929	(5.8%)	4,345	3,512	23.7%
Operating income margin	16.1%	15.9%		17.3%	14.2%

Net sales in the second quarter of fiscal year 2020 decreased $0.8 million, or -6.6%, when compared to the prior year quarter.  The decrease is due to a buildup of inventory at certain customers as well as a slowdown in the dump markets,  partially offset by increased sales to the refuse markets.  Sales of our pack eject cylinder for front end loading garbage trucks continues to receive market acceptance by OEMs.

Income from operations in the second quarter of fiscal year 2020 decreased $0.1 million, or -5.8%, when compared to the prior year quarter.  The operating income decrease was driven by the sales decline and was partially offset by lower manufacturing costs and improved cost management.

Net sales for the six months ended December 31, 2019, increased $0.4 million, or 1.7%, when compared to the prior year.  The increase is due to continued strong sales growth in the refuse markets partially offset by declines due to inventory buildup and a decline in sales in the dump markets.

Income from operations for the six months ended December 31, 2019, increased $0.8 million, or 23.7%, when compared to the prior year.  The operating income increase was driven by top line growth and lower manufacturing costs which were partially offset by higher inventory reserves. Looking forward, we expect revenue and operating income to decrease in the third quarter reflecting customer de-stocking as well as the expiration of tariff relief for rod and telescopic cylinders during coming quarter.  We continue to focus efforts on growing our aftermarket presence and new business opportunity pipeline in order to partially offset these impacts.

Food Service Equipment Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2019	2018	Change	2019	2018	Change
Net sales	$68,684	$68,653	0.1%	$141,681	$140,991	0.5%
Income from operations	6,773	5,190	30.50%	15,145	11,857	27.7%
Operating income margin	9.9%	7.6%		10.7%	8.4%

Net sales for the second quarter of fiscal year 2020 increased by $0.1 million, or 0.1%, when compared to the prior year. Sales growth reflected growth in our Pump business balanced against relatively flat demand in our Scientific and Refrigeration businesses as the Refrigeration group continued to re-stock inventory and fulfill sales after the warehouse fire in June.

Income from operations for the second quarter of fiscal year 2020 increased $1.6 million primarily related to direct and indirect labor reductions along with shop floor efficiencies yielded operating income improvements in the Refrigeration group together with favorable mix in our Scientific and Specialty Solutions businesses.

Net sales for the first six months of fiscal year 2020 increased by $0.8 million or 0.6% as Scientific sales into retail pharmacy customers helped offset Refrigeration sales declines, especially during the first quarter, caused by the June 2019 warehouse fire at Refrigeration.

Income from operations increased $3.3 million or 27.7% during the six months ended December 31, 2019 as a result of factory efficiencies in Refrigeration along with favorable mix in our Scientific and Specialty Solutions groups.  On a year-over-year basis, the Company expects that segment sales will increase slightly in the third fiscal quarter of 2020 driven by increased Scientific sales and expects improvement in operating income due to the impact of productivity improvements.

Corporate and Other

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2019	2018	Change	2019	2018	Change
Income (loss) from operations:
Corporate	$(7,378)	$(5,162)	42.9%	$(16,664)	$(11,743)	41.9%
Other Operating Income	-	-	-	1,045	-	100.0%
Acquisition-related costs	(773)	(859)	(10.0%)	(1,507)	(1,547)	(2.6%)
Restructuring	(720)	(177)	306.8%	(2,199)	(624)	252.4%

Corporate expenses increased by $2.2 million and $4.9 million on a quarter and year to date basis primarily due to increased stock-based compensation and benefit expenses in fiscal year 2020 along with management transition costs.

The restructuring and acquisition-related costs have been discussed above in the Company Overview.

During the first quarter of 2020, we received $9.0 million of insurance proceeds related to fire losses of finished goods and personal property as a result of the June 2019 fire which occurred at a leased Refrigertaion warehouse in New Albany, Mississippi.  As the lost property carried a book value that was below the insurance coverage for this property, we recorded a $1.0 million gain upon receipt of the proceeds and recorded this as a component of Other Operating Income.

Liquidity and Capital Resources

At December 31, 2019, our total cash balance was $98.9 million, of which $86.9 million was held by foreign subsidiaries.  During the first six months of fiscal year 2020, we repatriated $11.9 million to the United States from our foreign subsidiaries and we expect to repatriate $35.0 million during the entire fiscal year.  The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Net cash provided by continuing operating activities for the six months ended December 31, 2019, was $21.4 million compared to $13.9 million in the prior year.  We generated $22.5 million from income statement activities and $2.4 million due to reduced working capital and other balance sheet decreases.  During the quarter, we made the final contingent consideration payment of $5.9 million due to the Horizon Scientific seller.   This payment was a component of operating activities as it was considered non-substantive as the obligation to make the payment was dependent solely on continued employment of the Seller.  Cash flow provided by continuing investing activities for quarter ended December 31, 2019 totaled $1.3 million and consisted of insurance proceeds related to the destruction of inventory in our leased Refrigeration facility and life insurance proceeds collected upon the death of a former executive offset by $10.0 million of capital expenditures.  Cash used by financing activities for the six months ended December 31, 2019 were $16.3 million and included debt repayments of $10.8 million and cash paid for dividends of $5.2 million.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of December 31, 2019, the Company has used $7.6 million against the letter of credit sub-facility and had the ability to borrow $252.3 million under the facility based on our current trailing twelve-month EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to the lower of $20.0 million or 10% of EBITDA.  The facility also allows for unlimited non-cash charges including purchase accounting and goodwill adjustments.  At December 31, 2019, the Company’s Interest Coverage Ratio was 8.24:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period.  At December 31, 2019, the Company’s Leverage Ratio was 1.22:1.

As of December 31, 2019, we had borrowings under our facility of $187.0 million net of issuance costs and the effective rate of interest for outstanding borrowings under the facility was 3.35%.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect fiscal year 2020 capital spending to be between $30.0 and $32.0 million which includes amounts not spent in fiscal year 2019.  We also expect that depreciation and amortization expense will be between $25.0 and $26.0 million and $8.5 and $9.5 million, respectively.

In order to manage our interest rate exposure, we are party to $75.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 2.13%.

The following table sets forth our capitalization at December 31, 2019 and June 30, 2019:

(In thousands)	December 31, 2019	June 30, 2019
Long-term debt	$186,980	$197,610
Less cash and cash equivalents	(98,919)	(93,145)
Net debt	88,061	104,465
Stockholders' equity	489,604	464,313
Total capitalization	$577,665	$568,778

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $192.2 million at December 31, 2019, as compared to $187.0 million at the most recent measurement date, which occurred as of June 30, 2019.  The next measurement date to determine plan assets and benefit obligations will be on June 30, 2020.

The Company expects to pay $5.3 million in contributions to its defined benefit plans during fiscal 2020.  Contributions of $1.7 million and $2.0 million were made during the three and six months ended December 31, 2019 compared to $0.3 million and $0.5 million during the three and six months ended December 31, 2018, respectively.  Required contributions of $4.3 million and $0.4 million will be paid to the Company’s U.S. and U.K. defined benefit plans respectively during 2020.  The Company also expects to make contributions during the current fiscal year of $0.2 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively.  Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for five retired executives.  Current executives and new hires are not eligible for this program.  At December 31, 2019, the underlying policies had a cash surrender value of $18.1 million and are reported net of loans of $8.7 million for which we have the legal right of offset, these amounts are reported net on our balance sheet.

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

Employee Relations – The Company has labor agreements with four union locals in the United States and several European employees belong to European trade unions.  One expiring union contract was renegotiated during the second quarter ending December 31, 2019. There are no contracts set to expire during the remainder of fiscal year 2020.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates. Our overall transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts. In the six months ended December 31, 2019, net sales to external customers in our consolidated sales not transacted in functional currency were 2.8%. We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time. The contracts are used as a hedge against anticipated foreign cash flows, such as dividend payments, loan payments, and materials purchases, and are not used for trading or speculative purposes. The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts. However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability. At December 31, 2019 the fair value, in the aggregate, of the Company’s open foreign exchange contracts was a liability of $3.1 million.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen and Chinese Yuan. A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at December 31, 2019, would not result in a material change in our operations, financial position, or cash flows. We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings. From time to time, we will use interest rate swap agreements to modify our exposure to interest rate movements. The Company’s currently effective swap agreements convert our base borrowing rate on $75.0 million of debt due under our Credit Agreement from a variable rate equal to LIBOR to a weighted average rate of 2.13% at December 31, 2019.

The Company’s effective rate on variable-rate borrowings, including the impact of interest rate swaps, under the revolving credit agreement decreased from 3.88% at June 30, 2019 to 3.35% at December 31, 2019.

Concentration of Credit Risk

We have a diversified customer base. As such, the risk associated with concentration of credit risk is inherently minimized. As of December 31, 2019, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.     CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. As discussed in Note 2 to the consolidated financial statements contained in this Report, the Company acquired all of the outstanding stock of GS Engineering during the last year. These acquisition represent approximately 0.9% and 1.0% of the Company's consolidated continuing operations revenue for the three and six months ended December 31, 2019, respectively, and approximately 1.4% of the Company's consolidated assets at December 31, 2019. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2019 excludes any evaluation of the internal control over financial reporting of GS Engineering.

There was no change in the Company's internal control over financial reporting during the quarterly period ended December 31, 2019 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended December 31, 2019

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - October 31, 2019	-	$-	-	$52,908,508

November 1 - November 30, 2019	1,165	$73.73	1,165	52,822,613

December 1 - December 31, 2019	1,155	$76.88	1,155	52,733,816

Total	2,320	$75.30	2,320	$52,733,816

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
101

The following materials from this Quarterly Report on Form 10-Q, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ALL OTHER ITEMS ARE INAPPLICABLE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDEX INTERNATIONAL CORPORATION

Date:	February 4, 2020	/s/ ADEMIR SARCEVIC
Ademir Sarcevic
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	February 4, 2020	/s/ SEAN C. VALASHINAS
Sean C. Valashinas