Form 10-Q
period 2020-03-31
STANDEX INTERNATIONAL CORP/DE/
filed 2020-05-08
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of Registrant's Common Stock outstanding on May 6, 2020 was 12,409,429.

STANDEX INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1

STANDEX INTERNATIONAL CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except per share data)	March 31, 2020 (unaudited)	June 30, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$109,297	$93,145
Accounts receivable, net of reserve for doubtful accounts of $1,729 and $1,250 at March 31, 2020 and June 30, 2019	101,331	103,374
Inventories	85,274	76,302
Prepaid expenses and other current assets	21,829	21,820
Income taxes receivable	5,232	1,622
Current assets-Discontinued Operations	37,518	37,610
Total current assets	360,481	333,873
Property, plant, and equipment, net	134,171	134,239
Intangible assets, net	109,264	118,660
Goodwill	270,044	273,843
Deferred tax asset	10,876	14,140
Operating lease right-of-use asset	40,901	-
Other non-current assets	26,306	25,105
Long-term assets-Discontinued Operations	4,879	22,029
Total non-current assets	596,441	588,016
Total assets	$956,922	$921,889

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$54,188	$54,201
Accrued liabilities	55,729	50,176
Income taxes payable	524	5,735
Current liabilities-Discontinued Operations	26,362	31,503
Total current liabilities	136,803	141,615
Long-term debt	212,065	197,610
Operating lease long-term liabilities	32,084	-
Accrued pension and other non-current liabilities	106,446	116,128
Non-current liabilities-Discontinued Operations	2,720	2,223
Total non-current liabilities	353,315	315,961
Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000 shares authorized, 27,984,278 issued, 12,263,025 and 12,334,607 outstanding at March 31, 2020 and June 30, 2019	41,976	41,976
Additional paid-in capital	70,910	65,515
Retained earnings	828,556	818,282
Accumulated other comprehensive loss	(142,916)	(137,278)
Treasury shares: 15,721,253 shares at March 31, 2020 and 15,649,671 shares at June 30, 2019	(331,722)	(324,182)
Total stockholders' equity	466,804	464,313
Total liabilities and stockholders' equity	$956,922	$921,889

STANDEX INTERNATIONAL CORPORATION

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2020	2019	2020	2019
Net sales	$155,474	$160,455	$465,150	$471,189
Cost of sales	102,959	105,340	296,613	296,722
Gross profit	52,515	55,115	168,537	174,467
Selling, general, and administrative expenses	34,893	36,913	113,697	111,237
Acquisition related costs	120	805	1,650	2,352
Restructuring costs	593	549	2,792	826
Total operating expenses	35,606	38,267	118,139	114,415
Income from operations	16,909	16,848	50,398	60,052
Interest expense	(1,774)	(3,230)	(5,820)	(8,598)
Other non-operating expenses, net	238	(679)	566	(1,694)
Income from continuing operations before income taxes	15,373	12,939	45,144	49,760
Provision for income taxes	3,321	4,284	10,229	14,086
Net income (loss) from continuing operations	12,052	8,655	34,915	35,674
Net income (loss) from discontinued operations	(18,375)	17,614	(16,562)	19,847
Net income (loss)	$(6,323)	$26,269	$18,353	$55,521

Basic earnings per share:
Continuing operations	$0.98	$0.69	$2.83	$2.83
Discontinued operations	(1.49)	1.41	(1.34)	1.57
Total	$(0.51)	$2.10	$1.49	$4.40
Diluted earnings per share:
Continuing operations	$0.97	$0.69	$2.81	$2.81
Discontinued operations	(1.48)	1.40	(1.33)	1.57
Total	$(0.51)	$2.09	$1.48	$4.38

Cash dividends per share	$0.22	$0.20	$0.64	$0.58

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2020	2019	2020	2019
Net income (loss)	$(6,323)	$26,269	$18,353	$55,521
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$278	$(30)	$273	$250
Amortization of unrecognized costs	1,441	1,116	4,315	3,347
Derivative instruments:
Change in unrealized (losses)	(1,595)	1,449	(1,832)	(2,226)
Amortization of unrealized gains and into interest expense	(2,110)	(506)	(2,129)	1,767
Foreign currency translation gains (losses)	(4,691)	410	(5,860)	(5,252)
Other comprehensive income (loss) before tax	$(6,677)	$2,439	$(5,233)	$(2,114)

Income tax provision (benefit):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$(50)	$1	$(28)	$(25)
Amortization of unrecognized costs	(348)	(273)	(1,041)	(818)
Derivative instruments:
Change in unrealized gains and (losses)	588	172	697	338
Amortization of unrealized gains and (losses) into interest expense	(25)	21	(33)	61
Income tax provision (benefit) to other comprehensive income (loss)	$165	$(79)	$(405)	$(444)

Other comprehensive income (loss), net of tax	(6,512)	2,360	(5,638)	(2,558)
Comprehensive income (loss)	$(12,835)	$28,629	$12,715	$52,963

See notes to unaudited condensed consolidated financial statements

Consolidated Statements of Stockholders' Equity

Standex International Corporation and Subsidiaries

				Accumulated Other
		Additional		Comprehensive			Total
For the Nine month period ended March 31, 2020	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, June 30, 2019	$41,976	$65,515	$818,282	$(137,278)	15,650	$(324,182)	$464,313
Stock issued for employee stock option and purchase plans, including related income tax benefit and other	-	110	-	-	(71)	1,468	1,578
Stock-based compensation	-	5,285	-	-	-	-	5,285
Treasury stock acquired	-	-	-	-	142	(9,008)	(9,008)
Adoption of ASC 606	-	-	(55)	-	-	-	(55)
Comprehensive income:	-	-	-	-	-	-	-
Net Income	-	-	18,353	-	-	-	18,353
Foreign currency translation adjustment	-	-	-	(5,860)	-	-	(5,860)
Pension and OPEB adjustments, net of tax of $1.1 million	-	-	-	3,519	-	-	3,519
Change in fair value of derivatives, net of tax of $0.7 million	-	-	-	(3,297)	-	-	(3,297)
Dividends declared ($0.64 per share)	-	-	(8,024)	-	-	-	(8,024)
Balance, March 31, 2020	$41,976	$70,910	$828,556	$(142,916)	15,721	$(331,722)	$466,804

For the Nine month period ended March 31, 2019
(in thousands, except as specified)
Balance, June 30, 2018	$41,976	$61,328	$761,430	$(121,859)	15,279	$(292,080)	$450,795
Stock issued for employee stock option and purchase plans, including related income tax benefit and other	-	(234)	-	-	(62)	1,186	952
Stock-based compensation	-	2,680	-	-	-	-	2,680
Treasury stock acquired	-	-	-	-	236	(19,239)	(19,239)
Adoption of ASC 606	-	-	(1,106)	-	-	-	(1,106)
Comprehensive income:							-
Net Income	-	-	55,521	-	-	-	55,521
Foreign currency translation adjustment	-	-	-	(5,252)	-	-	(5,252)
Pension and OPEB adjustments, net of tax of $0.8 million	-	-	-	2,754	-	-	2,754
Change in fair value of derivatives, net of tax of $0.4 million	-	-	-	(60)	-	-	(60)
Dividends declared ($0.58 per share)	-	-	(7,428)	-	-	-	(7,428)
Balance, March 31, 2019	$41,976	$63,774	$808,417	$(124,417)	15,453	$(310,133)	$479,617

Consolidated Statements of Stockholders' Equity

Standex International Corporation and Subsidiaries

				Accumulated Other
		Additional		Comprehensive			Total
For the Three month period ended March 31, 2020	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, December 31, 2019	$41,976	$70,206	$837,698	$(136,404)	15,602	$(323,872)	$489,604
Stock issued for employee stock option and purchase plans, including related income tax benefit and other	-	238	-	-	(10)	212	450
Stock-based compensation	-	466	-	-	-	-	466
Treasury stock acquired	-	-	-	-	129	(8,062)	(8,062)
Adoption of ASC 606	-	-	(55)	-	-	-	(55)
Comprehensive income:	-	-	-	-	-	-	-
Net Income	-	-	(6,323)	-	-	-	(6,323)
Foreign currency translation adjustment	-	-	-	(4,691)	-	-	(4,691)
Pension and OPEB adjustments, net of tax of $0.4 million	-	-	-	1,321	-	-	1,321
Change in fair value of derivatives, net of tax of $0.6 million	-	-	-	(3,142)	-	-	(3,142)
Dividends declared ($0.22 per share)	-	-	(2,764)	-	-	-	(2,764)
Balance, March 31, 2020	$41,976	$70,910	$828,556	$(142,916)	15,721	$(331,722)	$466,804

For the Three month period ended March 31, 2019
(in thousands, except as specified)
Balance, December 31, 2018	$41,976	$63,024	$784,687	$(126,777)	15,454	$(310,084)	$452,826
Stock issued for employee stock option and purchase plans, including related income tax benefit and other	-	99	-	-	(2)	55	154
Stock-based compensation	-	651	-	-	-	-	651
Treasury stock acquired	-	-	-	-	1	(104)	(104)
Comprehensive income:							-
Net Income	-	-	26,269	-	-	-	26,269
Foreign currency translation adjustment	-	-	-	410	-	-	410
Pension and OPEB adjustments, net of tax of $0.3 million	-	-	-	813	-	-	813
Change in fair value of derivatives, net of tax of $0.2 million	-	-	-	1,137	-	-	1,137
Dividends declared ($0.20 per share)	-	-	(2,539)	-	-	-	(2,539)
Balance, March 31, 2019	$41,976	$63,774	$808,417	$(124,417)	15,453	$(310,133)	$479,617

STANDEX INTERNATIONAL CORPORATION

 Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31,
(In thousands)	2020	2019
Cash flows from operating activities
Net income	$18,353	$55,521
Income from discontinued operations	(16,562)	19,847
Income from continuing operations	34,915	35,674
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	24,301	21,599
Stock-based compensation	5,285	2,680
Non-cash portion of restructuring charge	(87)	(81)
Life Insurance Benefit	(1,302)	-
Contributions to defined benefit plans	(3,454)	(751)
Net changes in operating assets and liabilities	(30,168)	(29,544)
Net cash provided by operating activities - continuing operations	29,490	29,577
Net cash provided by operating activities - discontinued operations	(3,559)	(4,000)
Net cash provided by operating activities	25,931	25,577
Cash flows from investing activities
Expenditures for property, plant, and equipment	(15,806)	(16,914)
Expenditures for acquisitions, net of cash acquired	-	(96,768)
Other investing activity	1,515	2,520
Net cash (used in) investing activities	(14,291)	(111,162)
Net cash provided by (used in) investing activities - discontinued operations	9,414	1,996
Net cash (used in) investing activities	(4,877)	(109,166)
Cash flows from financing activities
Borrowings on revolving credit facility	106,500	206,650
Payments of revolving credit facility	(92,300)	(107,650)
Contingent consideration payment	(872)	(910)
Activity under share-based payment plans	1,577	952
Purchases of treasury stock	(9,008)	(19,239)
Cash dividends paid	(7,911)	(7,331)
Net cash provided by financing activities	(2,014)	72,472
Effect of exchange rate changes on cash and cash equivalents	(2,888)	(2,444)
Net change in cash and cash equivalents	16,152	(13,561)
Cash and cash equivalents at beginning of year	93,145	109,602
Cash and cash equivalents at end of period	$109,297	$96,041

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$5,028	$7,574
Income taxes, net of refunds	$16,194	$8,027

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)     Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and nine months ended March 31, 2020 and 2019, the cash flows for the nine months ended March 31, 2020 and 2019 and the financial position of Standex International Corporation (“Standex”, the “Company”, “we”, “us”, or “our”), at March 31, 2020. The interim results are not necessarily indicative of results for a full year. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2019. The condensed consolidated balance sheet at June 30, 2019 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2019. Unless otherwise noted, references to years are to the Company’s fiscal years.

Certain prior period amounts have been reclassified to conform to the current period presentation. In pursuing our business strategy, we have divested certain businesses and recorded activities of these businesses as discontinued operations. During the third quarter of 2020, the Company decided to divest its Refrigerated Solutions Group which consists of two operating segments in order to focus its financial assets and managerial resources on its remaining portfolio of businesses. The Company has concluded that all criteria of ASC 205-20-45 have been met as of March 31 to classify the two operating segments as discontinued operations and activity related to these segments has been retroactively restated to reflect this conclusion.

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

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently assessing the potential impact of the adoption of ASU 2020-04 on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement approach for credit losses on financial assets measure on an amortized cost basis from an “incurred loss” method to “an expected loss” method. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. ASU 2019-11 is an accounting pronouncement that amends ASU 2016-10. This amendment provides clarity and improves the codification to ASU 2016-03. The pronouncements are concurrently effective for fiscal years beginning after December 15, 2019 and interim periods therein. The Company is currently assessing the potential impact of the adoption of ASU 2016-13 and ASU 2019-11 on its consolidated financial statements.

2)     Acquisitions

The Company’s recent acquisitions are strategically significant to the future growth prospects of the Company. At the time of the acquisition and March 31, 2020, the Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

GS Engineering

During the fourth quarter of fiscal year 2019, the Company acquired Ohio-based Genius Solutions Engineering Company (d/b/a GS Engineering). The privately held company is a provider of specialized “soft surface” skin texturized tooling. GS Engineering primarily serves the automotive end market and its operating results are included in the Company’s Engraving segment.

The Company paid $30.5 million in cash for all of the issued and outstanding equity interests of GS Engineering.  The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on an estimate of their fair values on the closing date. The Company completed a formal valuation of the acquired assets and liabilities and has updated the preliminary intangible assets based on the preliminary valuation results. Goodwill from the transaction is attributable to the utilization of the GS technology across the Company's global production footprint in order to enable customers worldwide to benefit from a combined offering for harmonized designs across a variety of surfaces and materials.

Intangible assets of $9.1 million are preliminarily recorded, consisting of $5.6 million for developed technology to be amortized over a period of 15 years, $0.9 million for indefinite lived trademarks, and $2.6 million of customer relationships to be amortized over 12 years. The goodwill of $14.7 million created by the transaction is deductible for income tax purposes.

The components of the fair value of the GS Engineering acquisition, including the allocation of the purchase price at March 31, 2020, are as follows (in thousands):

	Preliminary Allocation June 30, 2019	Adjustments	Adjusted Allocation March 31, 2020
Fair value of business combination:
Cash payments	$30,502	$-	$30,502
Less, cash acquired	(622)	-	(622)
Total	$29,880	$-	$29,880

	Preliminary Allocation June 30, 2019	Adjustments	Adjusted Allocation March 31, 2020
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$2,197	$(72)	$2,125
Inventories	228	168	396
Customer Backlog	180	(180)	-
Property, plant, & equipment	1,391	3,179	4,570
Identifiable intangible assets	8,910	200	9,110
Goodwill	17,976	(3,295)	14,681
Liabilities assumed	(1,002)	-	(1,002)
Total	$29,880	$-	$29,880

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

The Company paid $39.2 million in cash for all of the issued and outstanding equity interests of Agile.  The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on the fair values on the closing date. Goodwill recorded from this transaction is attributable to expanded capabilities of the combined organization which will allow for improved responsiveness to customer demands via a larger pool of engineering resources and local manufacturing.

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

The components of the fair value of the Agile acquisition, including the final allocation of the purchase price at September 30, 2019, are as follows (in thousands):

	Preliminary Allocation December 31, 2018	Adjustments	Final Allocation
Fair value of business combination:
Cash payments	$39,194	$-	$39,194
Less, cash acquired	(1)	-	(1)
Total	$39,193	$-	$39,193

	Preliminary Allocation December 31, 2019	Adjustments	Final Allocation
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$1,928	$(35)	$1,893
Inventories	2,506	268	2,774
Customer Backlog	-	200	200
Property, plant, & equipment	1,318	(348)	970
Identifiable intangible assets	13,718	3,632	17,350
Goodwill	20,142	(3,708)	16,434
Liabilities assumed	(419)	(9)	(428)
Total	$39,193	$-	$39,193

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

The components of the fair value of the Tenibac acquisition, including the final allocation of the purchase price are as follows (in thousands):

	Preliminary Allocation December 31, 2019	Adjustments	Final Allocation
Fair value of business combination:
Cash payments	$57,284	$-	$57,284
Less cash acquired	(558)	-	(558)
Total	$56,726	$-	$56,726

	Preliminary Allocation December 31, 2019	Adjustments	Final Allocation
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$5,023	$(1,253)	$3,770
Inventories	324	-	324
Customer backlog	1,000	(800)	200
Property, plant, & equipment	2,490	(19)	2,471
Identifiable intangible assets	15,960	900	16,860
Goodwill	32,949	1,411	34,360
Liabilities assumed	(1,020)	(239)	(1,259)
Total	$56,726	$-	$56,726

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

Deferred compensation costs relate to the acquisition of Horizon Scientific on October 16, 2016, for which payments were due to the seller of $2.8 million on the second anniversary and $5.6 million on the third anniversary of the closing date of the purchase. For the three and nine months ended March 31, 2020 we recorded deferred compensation costs of $0 and $1.2 million respectively related to estimated deferred compensation earned by the Horizon Scientific seller to date.  The payments were contingent on the seller remaining an employee of the Company, with limited exceptions, at each anniversary date. The final payment due to the seller was made during the second quarter of fiscal year 2020, and this liability is now considered settled.

Acquisition related costs consist of miscellaneous professional service fees and expenses for our recent acquisitions.

The components of acquisition-related costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Deferred compensation arrangements	$-	$703	$1,170	$2,107
Other acquisition-related costs	120	102	480	245
Total	$120	$805	$1,650	$2,352

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

Disaggregation of Revenue from Contracts with Customers

The following table presents revenue disaggregated by product line and segment (in thousands):

	Three Months Ended
Revenue by Product Line	March 31, 2020	March 31, 2019
Electronics	$48,069	$50,197

Engraving Services	31,893	34,505
Engraving Products	3,538	2,630
Total Engraving	35,431	37,135

Engineering Technologies Components	26,730	27,467

Hydraulics Cylinders and Systems	13,549	15,106

Refrigeration	14,670	13,539
Merchandising & Display	7,719	7,645
Pumps	9,306	9,366
Total Food Service Equipment	31,695	30,550

Total Revenue by Product Line	$155,474	$160,455

The following table presents revenue disaggregated by product line and segment (in thousands):

	Nine Months Ended
Revenue by Product Line	March 31, 2020	March 31, 2019
Electronics	$140,521	$154,347

Engraving Services	103,630	104,159
Engraving Products	8,488	7,443
Total Engraving	112,118	111,602

Engineering Technologies Components	77,869	71,818

Hydraulics Cylinders and Systems	38,613	39,758

Refrigeration	44,834	42,329
Merchandising & Display	26,234	25,874
Pumps	24,961	25,461
Total Food Service Equipment	96,029	93,664

Total Revenue by Product Line	$465,150	$471,189

The following table presents revenue from continuing operations disaggregated by geography based on company’s locations (in thousands):

	Three Months Ended	Nine Months Ended
Net sales	March 31, 2020	March 31, 2020
United States	$95,643	$282,146
Asia Pacific	22,583	71,495
EMEA (1)	33,781	100,543
Other Americas	3,467	10,966
Total	$155,474	$465,150

(1) EMEA consists primarily of Europe, Middle East and S. Africa.

The following table presents revenue from continuing operations disaggregated by timing of recognition (in thousands):

	Three Months Ended
Timing of Revenue Recognition	March 31, 2020	March 31, 2019
Products and services transferred at a point in time	$145,498	$151,634
Products transferred over time	9,976	8,821
Net Sales	$155,474	$160,455

	Nine Months Ended
Timing of Revenue Recognition	March 31, 2020	March 31, 2019
Products and services transferred at a point in time	$439,222	$449,757
Products transferred over time	25,928	21,432
Net Sales	$465,150	$471,189

Contract Balances

Contract assets represent sales recognized in excess of billings related to work completed but not yet shipped for which revenue is recognized over time. Contract assets are recorded as prepaid and other current assets. Contract liabilities are customer deposits for which revenue has not been recognized. Current contract liabilities are recorded as accrued expenses.

The following table provides information about contract assets and liability balances as of March 31, 2020 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine months ended March 31, 2020
Contract assets:
Prepaid and other current assets	8,418	25,683	24,213	9,888
Contract liabilities:
Customer deposits	1,358	8,567	7,942	1,983

During the three and nine months ended March 31, 2020, we recognized the following revenue as a result of changes in the contract liability balances (in thousands):

	March 31, 2020
Revenue recognized in the period from:	Three months ended	Nine months ended
Amounts included in the contract liability balance at the beginning of the period	$1,628	$1,358

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

There were no transfers of assets or liabilities between any levels of the fair value measurement hierarchy at March 31, 2020 and June 30, 2019. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

Items presented at fair value at March 31, 2020 and June 30, 2019 consisted of the following (in thousands):

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,067	$2,067	$-	$-

Liabilities
Foreign exchange contracts	$1,925	$-	$1,925	$-
Interest rate swaps	5,512	-	5,512	-
Contingent acquisition payments (a)	1,328	-	-	1,328

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,354	$2,354	$-	$-
Foreign exchange contracts	-	-	-	-
Interest rate swaps	52	-	52	-

Liabilities
Foreign exchange contracts	$3,052	$-	$3,052	$-
Interest rate swaps	1,432	-	1,432	-
Contingent acquisition payments (a)	6,418	-	-	6,418

(a) The fair value of our contingent consideration arrangement is determined based on our evaluation as to the probability and amount of any deferred compensation that has been earned to date.

Our financial liabilities based upon Level 3 inputs consist of contingent consideration arrangements relating to our acquisitions of Horizon Scientific, Piazza Rosa, and GS Engineering. We were contractually obligated to pay contingent consideration payments in connection with the Horizon Scientific acquisition based on the criteria of continued employment of the seller on the second and third anniversary of the closing date of the acquisition. The seller of Horizon remained employed on the second and third anniversaries of the closing date and payments were made to the seller in the second quarters of fiscal year 2019 and 2020. This obligation is considered settled as of March 31, 2020.  The Company was contractually obligated to pay contingent consideration payments in connection with the Piazza Rosa acquisition based on the achievement of certain revenue targets during each of the first three years following acquisition. Piazza Rosa exceeded the defined revenue targets during the first and second years and payments were made to the Piazza Rosa sellers during the first quarter of fiscal year 2019 and the second quarter of fiscal year 2020.  The Company is also obligated to pay contingent consideration to the sellers of GS Engineering in the event that certain revenue and gross margin targets are achieved during the five years following acquisition.  As of March 31, 2020, the targets set in the GS stock purchase agreement have not yet been met due to the length of time since the acquisition.

We will update our assumptions each reporting period based on new developments and record such amounts at fair value based on the revised assumptions until the consideration is paid. As of March 31, 2020, neither the range of outcomes nor the assumptions used to develop the estimate had changed.

5)     Discontinued Operations

In pursuing our business strategy, the Company continues to divest certain businesses and record activities of these businesses as discontinued operations.

During the third quarter of fiscal 2020, in order to focus its financial assets and managerial resources on its remaining portfolio of businesses, the Company entered into a definitive agreement to sell the Refrigerated Solutions Group, consisting of the Master-Bilt and NorLake operating segments, to Ten Oaks Group for a cash purchase price of $10.6 million, subject to post-closing adjustments and various transaction fees. The Refrigerated Solutions Group was a part of the Company's Food Service Equipment segment, and manufactured refrigerated cabinets and walk-ins for customers food service and retail end markets. The sale was completed on April 16, 2020.

During the first quarter of fiscal 2019, the Company decided to divest its Cooking Solutions Group, which consisted of three operating segments and a minority interest investment. In connection with the divestiture, during the second quarter of fiscal 2019, the Company sold its minority interest investment to the majority shareholders. During the third quarter of fiscal 2019, the Company entered into a definitive agreement to sell the three operating segments to The Middleby Corporation for a cash purchase price of $105 million, subject to post-closing adjustments and various transaction fees.

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

Results of the Refrigerated Solutions Group in current and prior periods and results of the Cooking Solutions Group in prior periods have been classified as discontinued operations in the Condensed Consolidated Financial Statements and excluded from the results of continuing operations. Activity related to the Refrigerated Solutions Group, the Cooking Solutions Group, and other discontinued operations for the three and nine months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net Sales	$31,565	$57,367	$108,918	$183,566
Gain on Sale of Business, Cooking Solutions Group	$-	$20,539	$-	$20,539
Asset Impairment Charge	$(19,996)	$-	$(19,996)	$-
Income (Loss) from Operations	$(22,422)	$14,412	$(19,891)	$18,075
Profit (Loss) Before Taxes	$(22,422)	$14,645	$(19,891)	$17,305
Benefit (Provision) for Taxes	$4,047	2,969	$3,329	2,542
Net income (loss) from Discontinued Operations	$(18,375)	$17,614	$(16,562)	$19,847

Assets and liabilities related to our discontinued operations that appear in the condensed consolidated balance sheets are as follows (in thousands):

	March 31, 2020	June 30, 2019
Accounts receivable	$12,857	$16,215
Inventories	22,977	12,343
Prepaid expenses	1,684	9,052
Total current assets	37,518	37,610

Property, plant, equipment, net	787	13,785
Intangible assets, net	921	-
Goodwill	-	7,660
Other non-current assets	3,171	584
Total non-current assets	4,879	22,029
Total assets	42,397	59,639

Accounts payable	14,998	18,402
Accrued and Other short-term liabilities	11,364	13,101
Total current liabilities	26,362	31,503

Non-current liabilities	2,720	2,223
Total liabilities	29,082	33,726

Net assets	$13,315	$25,913

6)     Inventories

Inventories from continuing operations are comprised of the following (in thousands):

	March 31, 2020	June 30, 2019
Raw materials	$38,791	$34,902
Work in process	28,250	26,213
Finished goods	18,233	15,187
Total	$85,274	$76,302

Distribution costs associated with the sale of inventory, which are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations were $2.0 million and $7.0 million for the three and nine months ended March 31, 2020, respectively and $2.4 million and $7.2 million for the three and nine months ended March 31, 2019, respectively.

7)     Goodwill

Changes to goodwill during the period ended March 31, 2020 were as follows (in thousands):

	June 30, 2019	Discontinued Operations	Continuing Ops June 30, 2019	Acquisitions	Translation Adjustment	March 31, 2020
Electronics	131,317		131,317	820	(894)	$131,243
Engraving	$79,776		$79,776	$(3,295)	$(232)	$76,249
Engineering Technologies	43,890		43,890	-	(198)	$43,692
Hydraulics	3,059		3,059	-	-	$3,059
Food Service Equipment	23,461	(7,660)	15,801	-	-	$15,801
Total	$281,503	$(7,660)	$273,843	$(2,475)	$(1,324)	$270,044

Due to the impact that the COVID-19 pandemic has on the Company’s projected operating results, cash flow, and market capitalization, the Company completed an interim goodwill impairment assessment of its reporting units. As a result of the step one analysis in the third quarter, the Company determined that the fair value of its reporting units, with the exception of RSG, substantially exceeded their respective carrying values. Therefore, no additional impairment charges were recorded in connection with the third quarter 2020 assessment.

8)     Intangible Assets

Intangible assets consist of the following (in thousands):

	Customer Relationships	Tradenames (Indefinite-lived)	Developed Technology	Other	Total
March 31, 2020
Cost	$74,079	$19,849	$55,325	$5,476	$154,729
Accumulated amortization	(29,349)	-	(11,983)	(4,133)	(45,465)
Balance, March 31, 2020	$44,730	$19,849	$43,342	$1,343	$109,264

June 30, 2019
Cost	$75,018	$19,977	$55,164	$5,492	$155,651
Accumulated amortization	(24,476)	-	(8,765)	(3,750)	(36,991)
Balance, June 30, 2019	$50,542	$19,977	$46,399	$1,742	$118,660

Amortization expense for the three months ended March 31, 2020 and 2019 was $3.0 million and $2.8 million, respectively. Amortization expense for the nine months ended March 31, 2020 and 2019 was $8.8 million and $7.6 million, respectively. At March 31, 2020, amortization expense of intangible assets is estimated to be $2.9 million for the remainder of fiscal year 2020, $11.1 million in 2021, $10.4 million in 2022, $9.6 million in 2023, $8.7 million in 2024 and $46.7 million thereafter.

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

The changes in warranty reserve from continuing operations, which are recorded as a component of accrued liabilities, as of March 31, 2020 and June 30, 2019 were as follows (in thousands):

	March 31, 2020	June 30, 2019
Balance at beginning of year	$1,911	$1,849
Acquisitions and other	(103)	(85)
Warranty expense	1,734	2,346
Warranty claims	(1,735)	(2,199)
Balance at end of period	$1,807	$1,911

10)     Debt

Long-term debt is comprised of the following (in thousands):

	March 31, 2020	June 30, 2019
Bank credit agreements	$213,000	$198,800
Total funded debt	213,000	198,800
Issuance Cost	(935)	(1,190)
Total long-term debt	$212,065	$197,610

The Company’s debt payments are due as follows (in thousands):

Fiscal Year	March 31, 2020
2020	$-
2021	-
2022	-
2023	-
2024	213,000
Thereafter	-
Total Debt	213,000
Issuance cost	(935)
Debt net of issuance cost	$212,065

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

At March 31, 2020, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $7.6 million and had the ability to borrow $217.6 million under the facility. At March 31, 2020, the carrying value of the current borrowings under the facility approximates fair value.

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

The Company’s effective swap agreements convert the base borrowing rate on $175 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 1.43% at March 31, 2020. The fair value of the swaps, recognized in accrued expenses and in other comprehensive income, is as follows (in thousands, except percentages):

Effective Date	Notional Amount	Fixed Interest Rate	Maturity	March 31, 2020	June 30, 2019
December 19, 2015	10,000	2.01%	December 19, 2019	$-	$3
May 24, 2017	25,000	1.88%	April 24, 2022	(848)	(190)
May 24, 2017	25,000	1.67%	May 24, 2020	(35)	49
August 6, 2018	25,000	2.83%	August 6, 2023	(2,169)	(1,242)
March 23, 2020	100,000	0.91%	March 23, 2025	(1,673)	-
April 24, 2020	25,000	0.88%	April 24, 2025	(377)	-
May 24, 2020	25,000	0.91%	March 24, 2025	(410)	-
				$(5,512)	$(1,380)

The Company reported no losses for the three and nine months ended March 31, 2020, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense. Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as collections from customers and loan payments between subsidiaries. The Company enters into such contracts for hedging purposes only. The Company has designated certain of these currency contracts as hedges, and changes in the fair value of these contracts are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with these contracts will be reported in net income. At March 31, 2020 and June 30, 2019, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized losses of $(1.9) million and $(3.1) million, respectively, which approximate the unrealized gains and losses on the related loans. The contracts have maturity dates ranging from 2020 to 2023, which correspond to the related intercompany loans.

The notional amounts of the Company’s forward contracts, by currency, are as follows:

Currency	March 31, 2020	June 30, 2019
USD	46,278	55,015
EUR	5,750	5,750
CAD	20,600	20,600

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

Asset Derivatives
	March 31, 2020		June 30, 2019
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Other Assets	$-	Other Assets	$52
Foreign exchange contracts	Other Assets	-	Other Assets	-
		$-		$52

	Liability Derivatives
	March 31, 2020		June 30, 2019
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	$5,512	Accrued Liabilities	$1,432
Foreign exchange contracts	Accrued Liabilities	1,925	Accrued Liabilities	3,052
		$7,437		$4,484

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Interest rate swaps	$(2,393)	$(693)	$(2,836)	$(1,365)
Foreign exchange contracts	798	2,142	1,004	(861)
	$(1,595)	$1,449	$(1,832)	$(2,226)

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to Net Income for the periods ended (in thousands):

Details about Accumulated					Affected line item
Other Comprehensive	Three Months Ended		Nine Months Ended		in the Unaudited
Income (Loss) Components	March 31,		March 31,		Condensed Statements
	2020	2019	2020	2019	of Operations
Interest rate swaps	$106	$(84)	$135	$(246)	Interest expense
Foreign exchange contracts	(2,216)	(422)	(2,264)	2,012	Interest expense
Net investment hedge	-	(435)	-	(435)
	$(2,110)	$(941)	$(2,129)	$1,331

12)     Retirement Benefits

The Company has defined benefit pension plans covering certain current and former employees both inside and outside of the U.S. The Company’s pension plan for U.S. employees is frozen for substantially all participants and has been replaced with a defined contribution benefit plan.

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three and nine months ended March 31, 2020 and 2019 consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Service cost	$1	$1	$10	$9
Interest cost	2,271	2,586	214	254
Expected return on plan assets	(3,288)	(3,385)	(222)	(229)
Recognized net actuarial loss	1,275	1,030	165	86
Net periodic benefit cost	$259	$232	$167	$120

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Service cost	$3	$3	$29	$26
Interest cost	6,813	7,757	632	757
Expected return on plan assets	(9,863)	(10,156)	(654)	(682)
Recognized net actuarial loss	3,826	3,091	488	256
Net periodic benefit cost	$779	$695	$495	$357

The contributions made to defined benefit plans for the three and nine months ended March 31, 2020 and 2019 are presented below along with remaining contributions to be made for fiscal year 2020 (in thousands):

	Fiscal Year 2020		Fiscal Year 2019		Remaining
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Contributions
Contributions to defined benefit plans	March 31, 2020	March 31, 2020	March 31, 2019	March 31, 2019	FY 2020
United States, funded plan	$1,468	$2,936	$-	$-	$-
United States, unfunded plan	54	166	56	169	50
United Kingdom	-	381	196	582	-
Germany, unfunded plan	-	-	-	-	279
Ireland	-	-	-	-	63
	$1,522	$3,483	$252	$751	$392

The Company has elected to take advantage of provisions in the United States Coronavirus Aid, Relief, and Economic Security (“CARES”) Act which allows for deferral until January 1, 2021 of defined benefit pension plan contributions due during calendar year 2020.  Prior to passage of the CARES Act, the Company was required to make U.S. defined benefit pension payments of $1.5 million in the fourth quarter of fiscal year 2020 which will now be deferred until January of calendar year 2021.

13)     Income Taxes

The Company's effective tax rate from continuing operations for the third quarter of 2020 was 21.6% compared with 33.1% for the prior year quarter.  The effective tax rate in 2020 was lower due to a $0.7 million discrete tax benefit related to statutory settlement of an uncertain tax position along with withholding taxes included in the prior year for foreign repatriation, and a shift in geographic mix whereby we incurred higher profit before tax in the United States (a low tax jurisdiction), and comparatively lower income in the rest of the world.

The Company's effective tax rate from continuing operations for the nine months ended March 31, 2020 was 22.7% compared with 28.3% for the prior year period.  The effective tax rate for the year to date was lower due to the same statutory settlement benefit in addition to a $1.3 million gain on non-taxable life insurance proceeds received in fiscal year 2020.

The Company has settled all issues related to its most recent audit by the IRS for the fiscal years ending June 30, 2016 and 2017, but has been unable to formally finalize the audit due to COVID-19 related delays.

14)     Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Basic - Average shares outstanding	12,337	12,530	12,348	12,626
Dilutive effect of unvested, restricted stock awards	60	44	65	61
Diluted - Average shares outstanding	12,397	12,574	12,413	12,687

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share. No options to purchase common stock were excluded as anti-dilutive from the calculation of diluted earnings per share for the three and nine months ended March 31, 2020 and 2019, respectively.

Performance stock units of 79,390 and 68,933 for the nine months ended March 31, 2020 and 2019, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

15)     Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	March 31, 2020	June 30, 2019
Foreign currency translation adjustment	$(33,518)	$(27,658)
Unrealized pension losses, net of tax	(103,861)	(107,380)
Unrealized losses on derivative instruments, net of tax	(5,537)	(2,240)
Total	$(142,916)	$(137,278)

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

17)     Industry Segment Information

The Company has determined that it has five reportable segments organized around the types of product sold:

•	Electronics - manufacturing of electronic components for applications throughout the end-user market spectrum;
•

Engraving – provides mold texturizing, slush molding tools, tool finishing, project management and design services, hygiene product tooling, low observation vents for stealth aircraft, and process machinery for a number of industries;

•

Engineering Technologies – provides net and near net formed single-source customized solutions in the manufacture of engineered components for the aviation, aerospace, defense, energy, industrial, medical, marine, oil and gas, and space markets.

•	Hydraulics – manufacturing of single and double-acting telescopic and piston rod hydraulic cylinders; and
•	Food Service Equipment – a manufacturer of commercial food service equipment and scientific refrigeration equipment;

Net sales and income (loss) from continuing operations by segment for the three and nine months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	Net Sales		Income from Operations
	2020	2019	2020	2019
Segment:
Electronics	$48,069	$50,197	$8,017	$9,418
Engraving	35,431	37,135	4,472	4,485
Engineering Technologies	26,730	27,467	3,098	2,800
Hydraulics	13,549	15,106	2,354	2,242
Food Service Equipment	31,695	30,550	5,729	5,361
Corporate			(6,048)	(6,104)
Restructuring costs			(593)	(549)
Acquisition-related costs			(120)	(805)
Other operating (income) expense, net				-
Sub-total	$155,474	$160,455	$16,909	$16,848
Interest expense			(1,774)	(3,230)
Other non-operating expense			238	(679)
Income from continuing operations before income taxes			$15,373	$12,939

	Nine Months Ended March 31,
	Net Sales		Income from Operations
	2020	2019	2020	2019
Segment:
Electronics	$140,521	$154,347	$23,892	$32,581
Engraving	112,118	111,602	17,925	18,883
Engineering Technologies	77,869	71,818	9,879	6,636
Hydraulics	38,613	39,758	6,698	5,753
Food Service Equipment	96,029	93,664	19,134	17,224
Corporate			(22,688)	(17,847)
Restructuring costs			(2,792)	(826)
Acquisition-related costs			(1,650)	(2,352)
Other operating (income) expense, net				-
Sub-total	$465,150	$471,189	$50,398	$60,052
Interest expense			(5,820)	(8,598)
Other non-operating income			566	(1,694)
Income from continuing operations before income taxes			$45,144	$49,760

Net sales include only transactions with unaffiliated customers and include no intersegment sales. Income (loss) from operations by segment excludes interest expense and other non-operating income (expense).

The Company’s identifiable assets at March 31, 2020 and June 30, 2019 are as follows (in thousands):

	March 31, 2020	June 30, 2019
Electronics	$328,855	$332,326
Engraving	260,520	233,569
Engineering Technologies	151,801	149,628
Hydraulics	27,665	28,132
Food Service Equipment	105,032	100,017
Corporate & Other	40,652	18,578
Discontinued Operations	42,397	59,639
Total	$956,922	$921,889

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

A summary of charges by initiative is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2020			March 31, 2020
Fiscal 2020	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$413	$184	$597	$2,208	$529	$2,737
Prior year initiatives	-	(4)	(4)	-	55	55
	$413	$180	$593	$2,208	$584	$2,792

	Three Months Ended			Nine Months Ended
	March 31, 2019			March 31, 2019
Fiscal 2019	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring initiatives	$497	$5	$502	$580	$5	$585
Prior year initiatives	47	-	47	130	111	241
	$544	$5	$549	$710	$116	$826

Activity in the reserve related to the initiatives is as follows (in thousands):

Current Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2019	$-	$-	$-
Additions and adjustments	2,208	529	2,737
Payments	(2,208)	(464)	(2,672)
Restructuring liabilities at March 31, 2020	$-	$65	$65

Prior Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2018	$147	$5	$152
Additions and adjustments	-	56	56
Payments	(147)	(61)	(208)
Restructuring liabilities at March 31, 2019	$-	$-	$-

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2020			March 31, 2020
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Electronics	$67	$69	$136	$67	$128	$195
Engraving	246	93	339	1,378	438	1,816
Engineering Technologies	15	-	15	15	-	15
Food Service Equipment	20	18	38	261	18	279
Corporate	65	-	65	487	-	487
	$413	$180	$593	$2,208	$584	$2,792

	Three Months Ended			Nine Months Ended
	March 31, 2019			March 31, 2019
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Electronics	$296	$5	$301	$297	$17	$314
Engraving	173	-	173	239	-	239
Engineering Technologies	-	-	-	17	99	116
Food Service Equipment	-	-	-	20	-	20
Corporate	75	-	75	137	-	137
	$544	$5	$549	$710	$116	$826

The Company expects to incur additional restructuring costs of approximately $1.5 million throughout the remainder of fiscal year 2020 primarily as a result of actions taken in response to the COVID-19 pandemic.

19)      Leases

Effective July 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), using the modified retrospective approach and utilizing the effective date as its date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840, Leases (“ASC 840”). The Company has elected to apply the ‘package of practical expedients’ which allow it to not reassess i) whether existing or expired arrangements contain a lease, ii) the lease classification of existing or expired leases, or iii) whether previous initial direct costs would qualify for capitalization under the new lease standard.

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

Amounts (in thousands) recorded in the Company's Condensed Consolidated Balance Sheet and Statement of Operations related to leases are as follows:

March 31, 2020
Assets
ROU Assets (other assets)	$40,901

Liabilities
Current (accrued expense)	$8,424
Other non-current liability	32,084
Total lease liability	$40,508

In addition, the Company had assets and liabilities recorded in its Condensed Consolidated Balance Sheet related to leases classified as discontinued operations. As of March 31, 2020, the Company had $0.2 million of ROU assets, and $0.1 million of current and non-current lease liabilities, respectively.

Lease cost

The components of lease costs for the three and nine months ended March 31, 2019 and March 31, 2020 are as follows:

	Three Months Ended	Nine Months Ended
	March 31, 2020	March 31, 2020
Operating lease cost	$2,569	$8,530

Maturity of lease liability

The maturity of the Company's lease liabilities included in continuing operations at March 31, 2020 were as follows:

Operating Leases
Remainder of 2020	$2,382
2021	8,233
2022	6,671
2023	4,667
2024	4,119
After 2024	19,516
Less: Interest	(5,080)
Present value of lease Liabilities	$40,508

The Company will make future payments on leases that have not yet commenced of $3.9 million. These leases will commence between 2020 and 2021 and have lease terms of 2 to 10 years.

The weighted average remaining lease term and discount rates are as follows:

Lease Term and Discount Rate	March 31, 2020
Weighted average remaining lease term (years)	9.76
Operating leases
Weighted average discount rate (percentage)	2.73
Operating leases

Other Information

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Nine Months Ended
	March 31, 2020	March 31, 2020
Operating cash flows from operating leases	$1,701	$7,771
Total cash paid for amounts included in the measurement of lease liabilities	1,701	7,771

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Quarterly Report that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company’s business and the results of its operations and that may cause the actual results of operations in future periods to differ materially from those currently expected or anticipated. These factors include, but are not limited to: the impact of pandemics such as the current coronavirus on employees, our supply chain, and the demand for our products and services around the world; materially adverse or unanticipated legal judgments, fines, penalties or settlements; conditions in the financial and banking markets, including fluctuations in exchange rates and the inability to repatriate foreign cash; domestic and international economic conditions, including the impact, length and degree of economic downturns on the customers and markets we serve and more specifically conditions in the automotive, construction, aerospace, transportation, food service equipment, consumer appliance, energy, oil and gas and general industrial markets; lower-cost competition; the relative mix of products which impact margins and operating efficiencies in certain of our businesses; the impact of higher raw material and component costs, particularly steel, certain materials used in electronics parts, petroleum based products, and  refrigeration components; an inability to realize the expected cost savings from restructuring activities including effective completion of plant consolidations, cost reduction efforts including procurement savings and productivity enhancements, capital management improvements, strategic capital expenditures, and the implementation of lean enterprise manufacturing techniques; the potential for losses associated with the exit from or divestiture of businesses that are no longer strategic or no longer meet our growth and return expectations; the inability to achieve the savings expected from global sourcing of raw materials and diversification efforts in emerging markets; the impact on cost structure and on economic conditions as a result of actual and threatened increases in trade tariffs; the inability to attain expected benefits from acquisitions and the inability to effectively consummate and integrate such acquisitions and achieve synergies envisioned by the Company; market acceptance of our products; our ability to design, introduce and sell new products and related product components; the ability to redesign certain of our products to continue meeting evolving regulatory requirements; the impact of delays initiated by our customers; and our ability to increase manufacturing production to meet demand; and potential changes to future pension funding requirements. In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

Overview

We are a leading manufacturer of a variety of products and services for diverse commercial and industrial markets. As of the end of the fiscal third quarter 2020, we have nine operating segments aggregated into five reportable segments: Electronics, Engraving, Engineering Technologies, Hydraulics, and Food Service Equipment. Overall management, strategic development and financial control are led by the executive staff at our corporate headquarters located in Salem, New Hampshire.  During the third quarter of 2020, we announced the divestiture of our Refrigerated Solutions Group consistent with our strategy to focus our financial assets and managerial resources on our higher growth and operating margin businesses. The divestiture of the Refrigerated Solutions Group was completed and consideration was exchanged in April of fiscal year 2020. Subsequent to the disposition, we now have seven operating segments.

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

As part of our ongoing strategy:

●	During the third quarter of fiscal year 2020, we initiated a program and signed an agreement to divest our Master-Bilt and NorLake businesses (together our Refrigerated Solutions Group or RSG). The divestiture allows us to continue the simplification of our portfolio and enables us to focus more clearly on those of our businesses which have higher growth and margin profiles. The divestiture was finalized and consideration was exchanged in April of 2020, subsequent to the end of the quarter. As a result of the sale, activity related to RSG is now reported as a component of discontinued operations for all periods presented on a retroactive basis. The divestiture impacts the consolidated company results as follows (excluding the net asset impairment charge associated with the sale of RSG):

	Nine Months Ended March 31, 2020			Nine Months Ended March 31, 2019
$000’s	Continuing Ops Prior to Divested RSG	Divested RSG Businesses	Restated Continuing Ops	Continuing Ops Prior to Divested RSG	Divested RSG Businesses	Restated Continuing Ops
Net Sales	$574,068	$108,918	$465,150	$582,403	$111,214	$471,189
Operating Income/(Loss)	50,964	566	50,398	62,204	(2,153)	60,052
%	8.9%	0.5%	10.8%	10.7%	(1.9%)	12.7%

●	During the fourth quarter of fiscal year 2019, we acquired Ohio-based Genius Solutions Engineering Company (d/b/a GS Engineering), a provider of specialized “soft surface” skin texturized tooling, primarily serving the automotive end market. GS Engineering brings us critical proprietary technologies that offer significant advantages in creating tools for “soft surface” components which are used increasingly in vehicle interiors. The tooling for soft surface products offered by GS is highly complementary to our current industry-leading capabilities in texturing molds and tools used to create “hard surface” components. This technology also complements and enables us to improve our existing nickel shell technology that produces soft surface tooling. We currently are introducing the GS technology across our global production footprint which will enable customers worldwide to benefit from a combined offering for harmonized designs across a variety of surfaces and materials. GS operates one facility in Ohio and its results are reported within our Engraving segment.

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

●

In the first quarter of fiscal year 2019, we acquired Michigan-based Tenibac-Graphion, Inc. ("Tenibac"), a provider of chemical and laser texturing services. The combination of Tenibac and Standex Engraving expands services available to customers, increases responsiveness to customer demands, and drives innovative approaches to solving customer needs. The combined customer base now has access to the full line of mold and tool services, such as the Architexture design consultancy, Vycon™ part wrapping, chemical and laser engraving, tool finishing, and tool enhancements. Tenibac serves automotive, packaging, medical and consumer products customers, and operates three facilities, two in Michigan and one in China.

As a result of these portfolio moves, we have transformed Standex to a company with end market exposure that is no longer as dependent on sales of standard products to the food service industry and into a more focused group of businesses selling customized solutions to high value end markets via a compelling customer value proposition.  The narrowing of the portfolio allows for greater management focus on driving operational disciplines and positions us well to withstand the crisis and to invest selectively in our ongoing pipeline of organic and inorganic opportunities.

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

Impact of COVID-19 Pandemic on the Company

Given the global nature of our business and the number of our facilities in China, we were impacted by COVID-19 related issues in February of our third quarter.  We took immediate, and effective action to protect our health and safety, continue to serve our customers, support our communities and manage our cash flows.  Our priority was and remains the health and safety of all of our employees.  Each of our facilities is following safe practices as defined in their local jurisdictions as well as sharing experiences and innovative ways of overcoming challenges brought on by the crisis during weekly calls with global site leaders.  We are encouraging employees to work remotely where possible and are rigorously following health protocols in our plants, including changing work cell configurations and revising shift schedules when appropriate, in order to do our best to continue operations.  We have been deemed an essential business in most plants and have had limited shutdowns in our facilities. Despite most businesses remaining operational, we have experienced revenue losses due to the impact that the pandemic has had on our customers. Shutdowns that have occurred have been primarily centered around our sites in China and more recently in Italy and Mexico.  Each of our ten facilities in China is now back to normal operations and servicing customer demand.

Given the impact that the pandemic created on our backlog and incoming order rate, we took actions to identify and implement cost savings and restructuring actions with each of our operating units as well as our corporate headquarters.  Actions identified include reducing outside discretionary spend, the natural elimination of travel and trade show expenses that were a result of COVID-19 related curtailments, implementation of rolling furloughs in several businesses where appropriate, the elimination of certain salaried and hourly positions, and footprint consolidation.   Restructuring costs for many of these items will occur in our fourth quarter of fiscal year 2020.  As we look forward into the fourth quarter and beyond, the impact of the pandemic on our businesses remains uncertain, however, we have identified further cost reduction actions and stand ready to implement these plans as circumstances in individual businesses or countries require.

We exited the third quarter with $109.3 million in cash and $213.0 million of borrowings under our revolving credit facility.  Our leverage ratio covenant, as defined in our revolving credit agreement, was 1.49 to 1 and allowed us the capacity to borrow an additional $217.6 million at March 31, 2020.  As interest rates declined during the quarter, we took the opportunity to revisit our fixed to floating debt ratio and entered into $125 million of new interest rate swaps to lock in additional fixed rate debt financing.  We also extended an expiring $25 million swap for another five years. The cumulative impact of these items is a reduction in our effective interest rate by approximately 50 basis points or $1 million per year going forward.

Finally, we are reviewing our ability to participate in any governmental assistance programs available to us in each of our global locations, and we will participate in these programs as available and appropriate.  For instance, we have elected to take advantage of provisions in the United States Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which allows for deferral until January 1, 2021 of defined benefit pension plan contributions due during calendar year 2020. Prior to passage of the CARES Act, we were required to make payments of $1.5 million in the fourth quarter of fiscal year 2020 and an additional $3.2 million in the first two quarters of fiscal year 2021, which we will now defer until December of fiscal year 2021.  We believe that the we have sufficient liquidity around the world and access to financing to execute on our short and long-term strategic plans.

Results from Continuing Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except percentages)	2020	2019	2020	2019
Net sales	$155,474	$160,455	$465,150	$471,189
Gross profit margin	33.8%	34.3%	36.2%	37.0%
Income from operations	16,909	16,848	50,398	60,052

	Three Months Ended	Nine Months Ended
(In thousands)	March 31, 2020	March 31, 2020
Net sales, prior year period	$160,455	$471,189
Components of change in sales:
Organic sales change	(5,082)	(13,542)
Effect of acquisitions	1,388	11,435
Effect of exchange rates	(1,287)	(3,932)
Net sales, current period	$155,474	$465,150

Net sales for the third quarter of 2020 declined $5.0 million, or 3.1%, when compared to the prior year period.  Organic sales declined by $5.1 million, or 3.2% in the quarter.  We estimate that the COVID-19 pandemic reduced sales by approximately $7.4 million during the quarter, primarily in our Engraving and Electronics units.  Acquisitions contributed 0.9% to the overall growth in the quarter but were largely offset by negative foreign currency impacts of 0.8%.

Net sales in the nine months ended March 31, 2020 decreased $6.0 million, or 1.3%, when compared to the prior year.  The decrease in net sales was driven by organic declines of $13.5 million, or 2.9%, incremental sales from acquisitions of $11.4 million, or 2.4%, and unfavorable currency impacts of $3.9 million, or 0.8%.  We discuss our sales results and outlook for each segment below.

Gross Profit Margin

Our gross margin for the third quarter of 2020 was 33.8% compared to the prior year third quarter gross margin of 34.3%.  Gross margin contracted 50 basis points as compared to the prior year period due to sales declines related to the COVID-19 pandemic along with increased material costs in Electronics.

Our gross margin in the nine months ended March 31, 2020 of 36.2% declined approximately 80 basis points from 37.0% in the prior year period primarily due to the organic sales decline during the year.

Restructuring Charges

We incurred restructuring expenses of $0.6 million for the quarter and $2.8 million for the nine-month period, primarily related to headcount reductions and facility rationalization within our Engraving segment.

We expect to incur additional restructuring costs of approximately $1.5 million throughout the remainder of fiscal year 2020 primarily as a result of actions taken in response to the COVID-19 pandemic.

Acquisition Related Expenses

We incurred acquisition-related expenses of $0.1 million for the third quarter.  Acquisition costs of $1.7 million for the nine months ended March 31, 2020, primarily related to deferred compensation earned by the seller of our Horizon Scientific business, which we acquired in October 2016.  The Horizon seller achieved the all employment-based requirements during the second quarter of 2020 and all remaining amounts due were paid as scheduled.  Going forward, there will be no further acquisition expenses related to the Horizon deferred compensation agreement.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) for the third quarter of 2020 were $34.9 million, or 22.4% of sales, compared to $36.9 million, or 23.0% of sales, during the prior year quarter.  SG&A expenses declined due to cost savings implemented in our Engraving and Electronics businesses over the last twelve months, which have now been fully realized in addition to variable selling and distribution expenses in connection with our organic sales declines.

SG&A for the nine months ended March 31, 2020 were $113.7 million, or 24.5% of sales, compared to $111.2 million, or 23.6% of sales, during the prior year.  SG&A expenses were impacted by on-going SG&A expenses related to our recent acquisitions of $1.5 million along with increased employee benefit and compensation costs in the first two quarters of the year offset by reduced variable selling and distribution expenses.

Income from Operations

Income from operations for the third quarter of 2020 was $16.9 million, compared to $16.8 million during the prior year quarter.  Income from operations was essentially flat as our focus on cost containment efforts offset organic sales declines over the period and an estimated $4.7 million impact due to sales lost as a result of the COVID-19 pandemic.

Income from operations for the nine months ended March 31, 2020 was $50.4 million, compared to $60.0 million during the prior year period.  The decrease of $6.8 million, or 16.1%, is primarily due to lower organic sales volume, higher input costs for certain raw materials, and a $2.0 million increase in restructuring expenses.

Interest Expense

Interest expense for the third quarter of 2020 was $1.8 million, compared to $3.2 million during the prior year quarter.  The decrease is due to lower borrowings in addition to a decrease in our effective interest rate of 2.5% as of March 31, 2020, as compared to 3.7% as of March 31, 2019. Interest expense for the nine months ended March 31, 2020 and March 31, 2019 were $5.8 million and $8.6 million, respectively.

Income Taxes

The Company's effective tax rate from continuing operations for the third quarter of 2020 was 21.6% compared with 33.1% for the prior year quarter.  The effective tax rate in 2020 was lower due to a $0.7 million discrete tax benefit related to statutory settlement of an uncertain tax position along with withholding taxes included in the prior year for foreign repatriation, and a shift in geographic mix whereby we incurred higher profit before tax in the United States (a low tax jurisdiction), and comparatively lower income in the rest of the world.

The Company's effective tax rate from continuing operations for the nine months ended March 31, 2020 was 22.7% compared with 28.3% for the prior year period.  The effective tax rate for the year to date was lower due to the same statutory settlement benefit in addition to a $1.3 million gain on non-taxable life insurance proceeds received in fiscal year 2020.

The Company has settled all issues related to its most recent audit by the IRS for the fiscal years ending June 30, 2016 and 2017, but has been unable to formally finalize the audit due to COVID-19 related delays.

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

	As of March 31, 2020		As of March 31, 2019
	Total Backlog	Backlog under 1 year	Total Backlog	Backlog under 1 year
Electronics	54,489	54,272	69,507	62,654
Engraving	22,509	19,676	17,490	17,481
Engineering Technologies	112,341	88,802	119,454	84,212
Hydraulics	11,296	11,296	14,952	14,887
Food Service Equipment	10,621	8,282	14,826	11,451
Total	$211,256	$182,328	$236,229	$190,685

Total backlog realizable under one year declined $8.4 million, or 4.4%, to $182.3 million at March 31, 2020 from $190.7 million at March 31, 2019.  Backlog under one year decreased in Electronics, Hydraulics, and the Food Service Equipment Group primarily related to a reduction in orders due to COVID-19 related activity. Backlog under one year increased in Engineering Technologies, while the total backlog decreased due to timing on specific long-term contracts.

Segment Analysis

Electronics Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2020	2019	Change	2020	2019	Change
Net sales	$48,069	$50,197	(4.2%)	$140,521	$154,347	(9.0%)
Income from operations	8,017	9,418	(14.9%)	23,892	32,581	(26.7%)
Operating income margin	16.7%	18.8%		17.0%	21.1%

Net sales in the third quarter of fiscal year 2020 decreased $2.1 million, or 4.2%, when compared to the prior year quarter.  Organic growth declined 2.9%, within the sensor, relay and reed switch product groups and were offset by sales increases in magnetics, particularly at our Northlake business. New sensor, switch and relay applications continued to offset some of the core business loss due to economic conditions and the approximate $2.0 million sales decline as a result of the COVID-19 pandemic. The foreign currency effect decreased sales by $0.6 million, or 1.2%. Given the diversity of markets and geographies served by the Electronics business, the COVID-19 pandemic could have differing impact on our future incoming order rate and sales performance in various regions.

Income from operations in the third quarter of fiscal year 2020 decreased $1.4 million, or 14.9%, when compared to the prior year quarter.  The earnings decline was due to the margin loss on lower organic sales and significant inflationary cost increases partially offset by cost savings initiatives.

Net sales for the nine months ended March 31, 2020, decreased $13.8 million, or 9.0%, when compared to the prior year.  Organic sales growth was negative $15.3 million, or negative 10.0% for the nine months when compared to the prior year. Sales in all geographic areas were lower as compared to prior year. Sales increased $3.1 million, or 2.0%, due to the Agile Magnetics acquisition, but were offset by negative foreign currency impacts by $1.6 million, or 1.0%.

Income from operations for the nine months ended March 31, 2020, decreased $8.7 million, or 26.7%, when compared to the prior year.  The decrease is due to the margin loss on lower organic sales and inflationary cost increases partially offset by cost savings initiatives as well as the first quarter acquisition earnings impact. We will continue to manage and accelerate cost reduction projects to offset commodity, labor and tariff impact and general inflationary cost increases going forward.

Engraving Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2020	2019	Change	2020	2019	Change
Net sales	$35,431	$37,135	(4.6%)	$112,118	$111,602	0.5%
Income from operations	4,472	4,485	(0.3%)	17,925	18,883	(5.1%)
Operating income margin	12.6%	12.1%		16.0%	16.9%

Net sales for the third quarter of fiscal year 2020 decreased by $1.7 million, or 4.6%, when compared to the prior year quarter.  Organic sales declined by $2.2 million as sales in Europe and Asia were impacted by slower incoming workloads as a result of pandemic related delays in receipt of tools from customers as well as our shipment of completed work.  The acquisition of GS Engineering generated $1.4 million or 3.7% of additional sales for the third quarter fiscal year 2020 offset by foreign exchange declines of $0.9 million.  Looking forward, while we retain a strong backlog, there is a risk that some automotive programs may slip into fiscal year 2021.

Income from operations for the third quarter of fiscal year 2020 was essentially flat when compared to the prior year quarter.  The COVID-19 pandemic negatively impacted our China business in February and March and our eight Engraving facilities in China have now ramped to full operations.

Net sales for the nine months ended March 31, 2020, increased by $0.5 million, or 0.5% when compared to the prior year.  The acquisition of GS Engineering has contributed incremental sales of $5.2 million or 4.7% in fiscal 2020 but this has been partially offset by foreign exchange declines of $2.6 million for the year to date period. Organic sales declines were a result of the timing of automotive projects, slower incoming workloads as a result of pandemic related delays in the third quarter, and the closure of unprofitable sites as part of our previously announced restructuring.

Income for the nine months ended March 31, 2020, decreased $0.9 million, or 5.1%, when compared to the prior year, primarily as a result of organic sales declines for the year-to-date period.  In response to the global economic slowdown, we have implemented cost savings and restructuring actions that we expect to generate approximately $2.0 million of annual savings beginning in the fourth quarter of fiscal year 2020.

Engineering Technologies Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2020	2019	Change	2020	2019	Change
Net sales	$26,730	$27,467	(2.7%)	$77,869	$71,818	8.4%
Income from operations	3,098	2,800	10.6%	9,879	6,636	48.9%
Operating income margin	11.6%	10.2%		12.7%	9.2%

Net sales in the third quarter of fiscal year 2020 decreased by $0.7 million, or 2.7%, when compared to the prior year quarter. We experienced a higher mix of space sales during the quarter which was more than offset by a reduction in aviation sales as compared to the prior year period. During the fourth quarter we expect overall sales to decline sequentially as a result of the COVID-19 pandemic impact, especially on the aviation market. These declines will be partially offset by the sales in the defense market as forecasted volumes in this market are anticipated to remain stable.

Income from operations in the third quarter of 2020 increased by $0.3 million, or 10.6%, when compared to the prior year quarter. The increase in operating income was the result lower selling and administrative expenses, and improvements in manufacturing efficiencies.

Net sales for the nine months ended March 31, 2020 increased by $6.1 million, or 8.4%, when compared to the prior year. Aviation sales were flat to the prior year period as a result of increased demand in the structures segment that were partially offset by lower aircraft engine sales.  Additionally, total space sales were up $3.3 million or 17.7% due to increases in both the manned and unmanned launch segments during the year.

Income from operations for the nine months ended March 31, 2020 increased by $3.2 million, or 48.9%, when compared to the prior year. The increase in operating income was the result of higher sales volume, price increases in the aviation segment, and improvements in manufacturing efficiencies.

Hydraulics Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2020	2019	Change	2020	2019	Change
Net sales	$13,549	$15,106	(10.3%)	$38,613	$39,758	(2.9%)
Income from operations	2,354	2,242	5.0%	6,698	5,753	16.4%
Operating income margin	17.4%	14.8%		17.3%	14.5%

Net sales in the third quarter of fiscal year 2020 decreased $1.6 million, or 10.3%, when compared to the prior year quarter.  The decrease is due to excess inventory at a few key customers as well as a slowdown in dump markets. Looking forward, we expect a sequential sales decline in the fourth quarter partially as a result of decreased refuse market sales driven by the excess inventory levels and the impact of the COVID-19 pandemic on build rates at specific customers offset by an increasing focus on after-market sales.

Income from operations in the third quarter of fiscal year 2020 increased $0.1 million, or 5.0%, when compared to the prior year quarter.  We expect that our fourth quarter year over year operating income will be challenged due to the impact that the COVID-19 pandemic will have on our customer’s production levels, along with the continued imposition of tariffs on our rod cylinders, which were not subjected to tariffs in the fourth quarter of fiscal year 2019.

Net sales for the nine months ended March 31, 2020, decreased $1.1 million, or 2.9%, when compared to the prior year.  The decrease is due to excess inventory at a few key customers and a slowdown in the dump markets partially offset by continued strong sales growth in the refuse markets.

Income from operations for the nine months ended March 31, 2020, increased $0.9 million, or 16.4%, when compared to the prior year.  The operating income increase was driven by lower manufacturing costs primarily due to lower steel costs which were partially offset by lower sales volumes.

Food Service Equipment Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2020	2019	Change	2020	2019	Change
Net sales	$31,695	$30,550	3.7%	$96,029	$93,664	2.5%
Income from operations	5,729	5,361	6.9%	19,134	17,224	11.1%
Operating income margin	18.1%	17.5%		19.9%	18.4%

Net sales for the third quarter of fiscal year 2020 increased by $1.1 million, or 3.7%, when compared to the prior year. Sales growth reflected growth in our Scientific business, particularly in the retail drug sector, balanced against relatively flat demand in our Display Merchandising business and a decline in our Pump business.

Income from operations for the third quarter of fiscal year 2020 increased $0.4 million primarily related to sales mix within our Display Merchandising segment.

Net sales for the first nine months of fiscal year 2020 increased by $2.4 million or 2.5% as Scientific sales into retail pharmacy customers helped offset Pump sales declines.  During the fourth quarter, we expect a sales decline in our Display Merchandising and Pump businesses in this segment as restaurants around the United States remain closed or focused solely on take out and delivery sales. Sales in the Scientific business will be moderately impacted by the short-term customer focus on supplying personal protective equipment for health care workers in lieu of capital equipment.

Income from operations increased $1.9 million or 11.1% during the nine months ended March 31, 2020 as a result of favorable mix in our Scientific and Display Merchandising groups along with cost control of labor and the implementation of manufacturing efficiencies in the group.  In response to the global economic slowdown, we have begun implementing rolling furloughs, temporary plant shutdowns, and headcount reductions within this segment.

Corporate and Other

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2020	2019	Change	2020	2019	Change
Income (loss) from operations:
Corporate	$(6,048)	$(6,104)	(0.9%)	$(22,688)	$(17,847)	27.1%
Acquisition-related costs	(120)	(805)	(85.1%)	(1,650)	(2,352)	(29.8%)
Restructuring	(593)	(549)	8.0%	(2,792)	(826)	238.0%

Corporate expenses were essentially flat in the third quarter as compared to prior year.  Corporate expenses have increased by $4.9 million on a year to date basis primarily due to increased stock-based compensation, management transition, and benefit expenses in the first two quarters of fiscal year 2020.

The restructuring and acquisition-related costs have been discussed above in the Company Overview.

Liquidity and Capital Resources

At March 31, 2020, our total cash balance was $109.3 million, of which $81.0 million was held by foreign subsidiaries.  During the first nine months of fiscal year 2020, we repatriated $20.3 million to the United States from our foreign subsidiaries and we expect to repatriate $35.0 million during the entire fiscal year.  The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls, however those balances are generally available without legal restrictions to fund ordinary business operations.

Net cash provided by continuing operating activities for the nine months ended March 31, 2020, was $29.5 million compared to $29.6 million in the prior year.  We generated $62.3 million from income statement activities and used $32.8 million due to increased working capital and other balance sheet increases including tax payments of $16.2 million.  During the year, we made the final contingent consideration payment of $5.9 million due to the Horizon Scientific seller.   This payment was a component of operating activities as it was considered non-substantive as the obligation to make the payment was dependent solely on continued employment of the Seller.  Cash flow used in continuing investing activities for year ended March 31, 2020 totaled $14.3 million and consisted of $15.8 million of capital expenditures offset by $1.6 million of life insurance proceeds collected upon the death of a former executive.  Cash used by financing activities for the nine months ended March 31, 2020 were $2.0 million and included net borrowings of $14.2 million offset by cash paid for dividends of $7.9 million and treasury share repurchases of $9.0 million.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of March 31, 2020, the Company has used $7.6 million against the letter of credit sub-facility and had the ability to borrow $217.6 million under the facility based on our current trailing twelve-month EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as the results of discontinued operations, cash restructuring and acquisition-related charges up to the lower of $20.0 million or 10% of EBITDA.  The facility also allows for unlimited non-cash charges including purchase accounting and goodwill adjustments.  At March 31, 2020, the Company’s Interest Coverage Ratio was 9.53:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period.  At March 31, 2020, the Company’s Leverage Ratio was 1.49:1.

As of March 31, 2020, we had borrowings under our facility of $212.0 million net of issuance costs and the effective rate of interest for outstanding borrowings under the facility was 2.52%.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect fiscal year 2020 capital spending to be between $19.0 and $21.0 million.  We also expect that depreciation and amortization expense will be between $22.5 and $23.5 million and $8.5 and $9.5 million, respectively.

In order to manage our interest rate exposure, we are party to $175.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.43%.

The following table sets forth our capitalization at March 31, 2020 and June 30, 2019:

(In thousands)	March 31, 2020	June 30, 2019
Long-term debt	$212,065	$197,610
Less cash and cash equivalents	(109,297)	(93,145)
Net debt	102,768	104,465
Stockholders' equity	466,804	464,313
Total capitalization	$569,572	$568,778

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $177.8 million at March 31, 2020, as compared to $187.0 million at the most recent measurement date, which occurred as of June 30, 2019.  The next measurement date to determine plan assets and benefit obligations will be on June 30, 2020.

Contributions of $1.5 million and $3.5 million were made to our defined benefit plans during the three and nine months ended March 31, 2020 compared to $0.3 million and $0.8 million during the three and nine months ended March 31, 2019, respectively.  Required contributions of $2.8 million (net of deferral) and $0.4 million will be paid to the Company’s U.S. and U.K. defined benefit plans respectively during 2020.  The Company also expects to make contributions during the current fiscal year of $0.2 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively.  Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for five retired executives.  Current executives and new hires are not eligible for this program.  At March 31, 2020, the underlying policies had a cash surrender value of $18.2 million and are reported net of loans of $8.9 million for which we have the legal right of offset, these amounts are reported net on our balance sheet.

Other Matters

Inflation – Certain of our expenses, such as wages and benefits, occupancy costs and equipment repair and replacement, are subject to normal inflationary pressures.  Inflation for medical costs can impact both our reserves for medical plans as well as our reserves for workers' compensation claims.  We monitor the inflationary rate and make adjustments to reserves whenever it is deemed necessary.  Our ability to manage medical costs inflation is dependent upon our ability to purchase insurance coverage to limit the maximum exposure for us.  Each of our segments is subject to the effects of changing raw material costs caused by the underlying commodity price movements.  In general, we do not enter into purchase contracts that extend beyond one operating cycle.  While Standex considers our relationship with our suppliers to be good, there can be no assurances that we will not experience any supply shortage.

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

Seasonality – We are a diversified business with generally low levels of seasonality.

Employee Relations – The Company has labor agreements with four union locals in the United States and several European employees belong to European trade unions.  One expiring union contract was renegotiated during the second quarter of fiscal year 2020. There are no contracts set to expire during the remainder of fiscal year 2020.

Critical Accounting Policies

The condensed consolidated financial statements include the accounts of Standex International Corporation and all of its subsidiaries.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements.  Although we believe that materially different amounts would not be reported due to the accounting policies adopted, the application of certain accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  Our Annual Report on Form 10-K for the year ended June 30, 2019 lists a number of accounting policies which we believe to be the most critical. There have been no material changes, other than an update to our accounting policy related to goodwill which is discussed below.

Goodwill and certain indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount of the asset.  The Company’s annual test for impairment is performed using a May 31st measurement date.

We have identified our reporting units for impairment testing as our nine operating segments (including Master-Bilt and NorLake), which are aggregated into our five reporting segments as disclosed in Note 17 – Industry Segment Information. As quoted market prices are not available for the Company’s reporting units, the fair value of the reporting units is determined using a discounted cash flow model (income approach).  This method uses various assumptions that are specific to each individual reporting unit in order to determine the fair value.  In addition, the Company compares the estimated aggregate fair value of its reporting units to its overall market capitalization.

In connection with the planned divestiture of the Refrigerated Solutions Group, we compared the fair value of each reporting unit, Master-Bilt and NorLake, to its carrying value.  This resulted in an asset impairment charge of $7.7 million in discontinued operations, which represented the full amount of goodwill associated with both reporting units.

In addition, due to the impact that the COVID-19 pandemic has on our projected operating results, cash flow, and market capitalization, we completed an interim goodwill impairment assessment for our remaining reporting units.

Our impairment testing at each reporting unit relied on assumptions surrounding general market conditions, short-term growth rates, a terminal growth rate of 2.5%, and detailed management forecasts of future cash flows prepared by the relevant reporting unit as adjusted to reflect our most recent assessment of the COVID-19 pandemic.  Fair values were determined primarily by discounting estimated future cash flows at a weighted average cost of capital of 9.01%.  During our impairment testing, we evaluated the sensitivity of our most critical assumption, the discount rate, and determined that a 150 basis point change in the discount rate selected would not have impacted the test results.  Additionally, the Company could reduce the terminal growth rate from its current 2.5% to 1.0% and the fair value of all reporting units would still exceed their carrying value.

While we believe that our estimates of future cash flows are reasonable, changes in assumptions could significantly affect our valuations and result in impairments in the future.  The most significant assumption involved in the Company’s determination of fair value is the cash flow projections of each reporting unit.

As a result of our assessment in the third quarter, the Company determined that the fair value of its reporting units, with the exception of RSG, substantially exceeded their respective carrying values.  Therefore, no additional impairment charges were recorded in connection with our third quarter 2020 assessment.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates. Our overall transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts. In the nine months ended March 31, 2020, net sales to external customers in our consolidated sales not transacted in functional currency were 3.0%. We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time. The contracts are used as a hedge against anticipated foreign cash flows, such as dividend payments, loan payments, and materials purchases, and are not used for trading or speculative purposes. The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts. However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability. At March 31, 2020 the fair value, in the aggregate, of the Company’s open foreign exchange contracts was a liability of $1.9 million.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen and Chinese Yuan. A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at March 31, 2020, would not result in a material change in our operations, financial position, or cash flows. We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings. We use interest rate swap agreements to modify our exposure to interest rate movements. The Company’s currently effective swap agreements convert our base borrowing rate on $175.0 million of debt due under our Credit Agreement from a variable rate equal to LIBOR to a weighted average rate of 1.43% at March 31, 2020.

The Company’s effective rate on variable-rate borrowings, including the impact of interest rate swaps, under the revolving credit agreement decreased from 3.88% at June 30, 2019 to 2.52% at March 31, 2020.

Concentration of Credit Risk

We have a diversified customer base. As such, the risk associated with concentration of credit risk is inherently minimized. As of March 31, 2020, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

The Engineering Technologies, Food Service Equipment, Electronics, and Hydraulics Groups are all sensitive to price increases for steel products, other metal commodities and petroleum-based products. During the current fiscal year, we have experienced price fluctuations for a number of materials including steel, copper wire, and other metal commodities. These materials are some of the key elements in the products manufactured in these segments. Wherever possible, we will implement price increases to offset the impact of changing prices. The ultimate acceptance of these price increases, if implemented, will be impacted by our affected divisions’ respective competitors and the timing of their price increases.

ITEM 4.     CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. As discussed in Note 2 to the consolidated financial statements contained in this Report, the Company acquired all of the outstanding stock of GS Engineering during the last year. This acquisition represents approximately 0.9% and 1.1% of the Company's consolidated continuing operations revenue for the three and nine months ended March 31, 2020, respectively, and approximately 1.7% of the Company's consolidated assets at March 31, 2020. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2020 excludes any evaluation of the internal control over financial reporting of GS Engineering.

There was no change in the Company's internal control over financial reporting during the quarterly period ended March 31, 2020 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities[1]
Quarter Ended March 31, 2020

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - January 31, 2020	719	$77.24	719	52,678,280

February 1 - February 29, 2020	60,412	$71.79	60,412	48,341,208

March 1 - March 31, 2020	67,986	$53.98	67,986	44,671,573

Total	129,117	$62.44	129,117	$44,671,573

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

STANDEX INTERNATIONAL CORPORATION

Date:	May 8, 2020	/s/ ADEMIR SARCEVIC
Ademir Sarcevic
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	May 8, 2020	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Chief Accounting Officer/ Assistant Treasurer