Form 10-K
period 2020-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2020-08-25
CIK 310354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
☑ ANNUAL REPORT Pursuant to Section 13 or 15(d)
OF the Securities Exchange Act of 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020	Commission File Number 001-07233

STANDEX INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its Charter)

Delaware	31-0596149
(State of incorporation)	(I.R.S. Employer Identification No.)

23 KEEWAYDIN DRIVE, Salem, New Hampshire	03079
(Address of principal executive offices)	(Zip Code)

(603) 893-9701
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, Par Value $1.50 Per Share	SXI	New York Stock Exchange

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☒     NO ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at the close of business on December 31, 2019 was approximately $983,021,425. Registrant’s closing price as reported on the New York Stock Exchange for December 31, 2019 was $79.35 per share.

The number of shares of Registrant's Common Stock outstanding on August 18, 2020 was 12,380,901 .

Documents incorporated by reference

Portions of the Proxy Statement for the Registrant’s 2020 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report.

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

Unless otherwise noted, references to years are to fiscal years. Currently our fiscal year end is June 30.  For further clarity, our fiscal year 2020 includes the twelve-month period from July 1, 2019 to June 30, 2020.

We are a diversified industrial manufacturer with leading positions in a variety of products and services that are used in diverse commercial and industrial markets. As of the end of the fiscal third quarter 2020, we had nine operating segments aggregated into five reportable segments.  During the third quarter of 2020, we announced the divestiture of our Refrigerated Solutions Group (RSG) consistent with our strategy to focus our financial assets and managerial resources on our higher growth and operating margin businesses. The divestiture of RSG was completed and consideration was exchanged in April of fiscal year 2020. Subsequent to the disposition of the RSG, we reviewed the quantitative and qualitative characteristics of our remaining businesses, including the manner in which our chief operating decision maker makes decisions regarding these businesses, and determined that we have seven operating segments that aggregate to five reportable segments.

Our new reportable segment structure is as follows:

●	Electronics operating segment
●	Engraving operating segment
●	Scientific operating segment
●	Engineering Technologies Group operating segment
●	Specialty Solutions – an aggregation of our Federal, Procon, and Hydraulics operating segments.

Our segments differentiate themselves by collaborating with our customers in order to develop and deliver custom solutions or engineered components that solve problems for our customers or otherwise meet their needs (a business model we refer to as “Customer Intimacy”).

Our long-term strategy is to enhance shareholder value by building larger, more profitable “Customer Intimacy” focused industrial platforms through a value creation system that assists management in meeting specific corporate and business unit financial and strategic performance goals in order to create, improve, and enhance shareholder value. The Standex Value Creation System is a methodology which provides standard work and consistent tools used throughout the company in order to achieve our organization’s goals. The Standex Value Creation System employs four components: Balanced Performance Plan, Growth Disciplines, Operational Excellence, and Talent Management. The Balanced Performance Plan process aligns annual goals throughout the company and provides a standard reporting, management and review process. It is focused on setting, tracking and reviewing annual and quarterly targets that support our short and long-term goals. The Growth Disciplines use a standard work playbook of tools and processes including market maps, market tests, and growth laneways to identify, explore and execute on opportunities that expand the business organically and through acquisitions. Operational Excellence also employs a standard work playbook of tool and processes, based on LEAN, to improve operating execution (effectiveness), eliminate waste (efficiency) and thereby improve profitability, cash flow and customer satisfaction. Finally, Talent Management is an organizational development process that provides training, development, and succession planning for employees throughout our worldwide organization. The Standex Value Creation System ties all of these disciplines together under a common umbrella by providing standard playbook of tools and processes to deliver our business objectives.

●

It is our objective to grow larger and more profitable business units through both organic (Growth Disciplines) and inorganic (acquisition) activities. We seek to identify and implement organic growth initiatives such as new product and service development, new and current customer acquisition / expansion, geographic market enlargement, sales channel partner extension, and new business model investigation. Also, we have a long-term objective to create sizable business platforms by adding strategically aligned acquisitions to strengthen the individual businesses, create both sales and cost synergies with our core business platforms, and accelerate their growth and margin improvement. We also look to drive continuous improvement within our business platforms to enhance the execution of their current core business to accelerate growth and improve margins. In these pursuits, we have a particular focus on identifying and investing in opportunities that complement our current products and services and will increase the global presence and capabilities of our businesses. From time to time, we have divested, and likely will continue to divest, businesses that we feel are not strategic or do not meet our growth and return expectations.

●

Our objective to grow larger and more profitable business platforms also relies upon Operational Excellence, which drives continuous improvement and thereby margin expansion of our businesses. We recognize that our businesses are competing in a global economy that requires us to improve our competitive position, and we continue to deploy these capabilities to drive improvements in the cost structure of our businesses. These efforts include but are not limited to the application of LEAN, the use of low cost manufacturing facilities in countries such as Mexico and India, the consolidation of manufacturing facilities to achieve economies of scale and leveraging of fixed infrastructure costs, the use of alternate sourcing to achieve procurement cost reductions, and the investment of capital to increase productivity in both the shop floor and back-office.

●

The Company’s strong historical cash flow has been a cornerstone for funding our capital allocation strategy. Our priority for the use of capital is to use cash flow generated from operations for maintenance and safety capital assets; investment in capital assets to fund the strategic growth programs described above, including acquisitions, if our return and investment criteria are met; repayment of outstanding debt if our liquidity levels meet our criteria; and to return cash to our shareholders through the payment of dividends and stock buybacks.

Please visit our website at www.standex.com to learn more about us or to review our most recent SEC filings. The information on our website is for informational purposes only and is not incorporated into this Annual Report on Form 10-K.

Description of Segments

Electronics

Our Electronics group is a global component and value-added solutions provider of both sensing and switching technologies along with magnetic power conversion components and assemblies. We are focused on designing, engineering, and manufacturing innovative solutions, components and assemblies to solve our customers’ application needs with a commitment to a customer first attitude through our Partner/Solve/Deliver® approach.  Our approach allows us to expand the business through pursuing organic growth with our current customers, developing new products and technologies for both new and existing customers, driving geographic expansion, and pursuing inorganic growth through strategic acquisitions.

Components are manufactured in plants located in the U.S., Mexico, the U.K., Germany, Japan, China and India.

Markets and Applications

Our diverse and highly engineered products and solutions and vertically integrated manufacturing capabilities are vital to an array of markets and provide safe and efficient power transformation, current monitoring, isolation, as well as sensors and relays to monitor systems for function and safety. The end-user of our engineered solution is typically an Original Equipment Manufacturer (“OEM”) industrial equipment manufacturer. End-user markets include, but are not limited to, smart-grid, alternative energy, appliances, HVAC, security, military, medical, aerospace, test and measurement, power distribution, transportation and general industrial applications.

Brands

Business unit names are Standex Electronics, Standex-Meder Electronics, Northlake Engineering, Agile Magnetics, Standex Electronics Japan, and the MEDER, KENT, and KOFU reed switch brands.

Products

Our sensing products employ technologies such as reed switch, Hall effect, inductive, conductive and other technologies. Sensing based solutions include reed relays, fluid level, proximity, motion, flow, HVAC condensate as well as custom electronic sensors containing our core technologies. The magnetics or power conversion products include custom wound transformers and inductors for low and high frequency applications, current sense technology, advanced planar transformer technology, value added assemblies, and mechanical packaging.

Customers

The business sells to a wide variety of industrial, medical, power, automotive and consumer goods customers globally through a direct sales force, regional sales managers, and field applications engineers, commissioned agents, representative groups, and distribution channels.

Engraving

Engraving creates custom textures and surface finishes on tooling to enhance the beauty and function of a wide range of consumer goods and automotive products. We focus on continuing to meet the needs of a changing marketplace by offering experienced craftsmanship while investing in new technologies such as laser engraving and soft surface skin texturized tooling. Our growth strategy is to continue to develop new technologies to enhance surface textures, both organically and with bolt-on acquisitions. We are one company operating in 23 countries using a consistent approach to guarantee harmony on global programs in service of our customers.

Markets and Applications

Standex Engraving Mold Tech has become the global leader in its industry by offering a full range of services to OEM’s, Tier 1 suppliers, mold makers and product designers. From start to finish, these services include the design of bespoke textures, the verification of the texture on a prototype, engraving a mold, enhancing and polishing it, and then offering on-site try-out support with ongoing tool maintenance and texture repair capabilities. In addition to these services, we also produce soft trim tooling such as in mold graining (IMG) and nickel shells.

Engraving companies and brands also include:

●	Piazza Rosa and World Client Services which both offer laser engraving and tool finishing in Europe and Mexico.
●	Tenibac-Graphion provides additional texturizing and protyping capabilities in North America and China.
●	GS Engineering employs advanced processes and technology to rapidly produce molds for the creation of soft-touch surfaces.
●	Innovent, located in North America and Europe, is a specialized supplier of tools and machines used to produce diapers and products that contain absorbent materials between layers of non-woven fabric.

Products and Services

Texturing is achieved with either a laser or a chemical etching technique.

●

Laser Engraving offers superior features previously unavailable on products, such as multiple gloss levels, the elimination of paint and optimized scratch performance, and sharp definition for precise geometric patterns.

●

Chemical Engraving produces carefully designed textures and finishes without seams or distortion. Our Digital Transfer Technology offers an exclusive service which guarantees consistency, pattern integrity and texture harmony around the world.

Architexture Design Studio uses proprietary technology called Model-Tech® which utilizes proven expertise to create and test custom textures. During the Model-Tech process, an original texture is first designed to offer beauty and function which ultimately is used to create a large-format skin that can be wrapped on a model for testing.

Tooling Performance services include the enhancement, finishing and repair of a tool to improve its use during manufacturing.

●	Tool Enhancement services increase the wear resistance of the mold. Processes include advanced tool finishing services, anti-scratch, laser hardening in localized areas, Tribocoat® and Release Coat.
●

Tool Finishing and Repair allows customers to achieve outstanding quality while saving valuable time. These services include laser micro-welding, polishing and lapping, laser cladding to accommodate engineering changes, mold assembly, tool management, maintenance, texture repair and on-site support.

Soft Trim Tooling and nickel shell molds are used to produce soft surfaces that emulate the feel of natural materials.

Customers

This business has become the global leader providing these products and services by offering a full range of services to OEM’s, product designers, Tier 1 suppliers and toolmakers all around the world.

Scientific

The Scientific business is a provider of specialty temperature-controlled equipment for the medical, scientific, pharmaceutical, biotech and industrial markets. The group designs and produces its products in Summerville, SC.

Our product portfolio is used to control the temperatures of critical healthcare products, medications, vaccines and laboratory samples.  We focus on solving customer problems for these critical applications and deliver innovative products and solutions meeting the unique needs of our customers.

Markets and Applications

The scientific and healthcare equipment that we design and manufacture is used in hospitals, pharmacies, clinical laboratories, reference laboratories, physicians’ offices, life science laboratories, government facilities, and industrial testing laboratories.  Our product offerings include:

●	Laboratory and medical grade refrigerators, freezers and accessories,
●	Cryogenic storage tanks and accessories,
●	Environmental stability chambers and incubators.

Brands

Our products are sold under a number of different brands including American BioTech Supply (ABS), Lab Research Products (LRP), Cryosafe, and CryoGuard.

Customers

Scientific products are sold to medical and laboratory distributors, healthcare facilities, research universities, pharmaceutical companies, and pharmacies.

Engineering Technologies

The Engineering Technologies Group is a provider of innovative, turnkey metal-formed solutions for OEM and Tier 1 manufacturers for their advanced engineering designs.

Our solutions seek to reduce input weight, material cost, part count, and complexity for unique customer design challenges involving all formable materials with particular focus on large dimensions, large thickness or thin-wall construction, complex shapes and contours, and/or single-piece construction requirements. Engineering Technologies devises and manufactures these cost-effective components and assemblies by combining a portfolio of best-in-class forming technologies and technical experience, vertically integrated manufacturing processes, and group wide technical and design expertise.

We intend to grow sales and product offerings by investing in advancements in our current and new technologies and identifying new cutting-edge solutions for these capabilities in existing and adjacent markets via customer and research collaboration.

Our segment is comprised of two businesses, Spincraft, with locations in Billerica, MA, New Berlin, WI, and Newcastle upon Tyne in the U.K, and Enginetics, located in Huber Heights, OH.

Brands

This business unit’s brand names are Spincraft and Enginetics.

Markets and Applications

Spincraft products serve applications within the space, aviation, defense, energy, medical, and general industrial markets.

●	The space market we serve is comprised of components for space launch systems including fuel tanks, tank domes, combustion liners, nozzles, and crew vehicle structures.
●	The aviation market offerings include a large portfolio of components and assemblies including inlet ducts and lipskins.
●

The defense market we serve covers a wide spectrum of metal applications including missile nose cones and fabrications, large dimension exhaust systems, navy-nuclear propulsion, and engine components for military aircraft

●	Applications within the energy market include components and assemblies for new and MRO gas turbines, as well as solutions for oil & gas exploration operations

Enginetics aviation market offerings include a large portfolio of components within engines such as seals, heat shield, and combustor elements, as well as components of aero structures.

Customers

Engineering Technologies components are sold directly to large space, aviation, defense, energy and medical companies, or suppliers to those companies.

Specialty Solutions

Specialty Solutions is a collection of our three remaining businesses: Federal Industries, Procon, and Custom Hoists. These businesses differentiate themselves in their respective markets by collaborating with our customers in order to develop and deliver custom solutions.

Federal Industries provides merchandising solutions to retail and food service customers whose revenue stream is enhanced through food presentation. Federal focuses on the challenges of enabling retail and food service establishments to provide food and beverages that are fresh and appealing while at the same time providing for food safety, and energy efficiency. Our key differentiator is the ability to customize products to match customers’ décor within industry lead-time. This differentiator is used to target the convenience store, school cafeterias and quick-service restaurant segments.

Procon is a global supplier of pump solutions to the beverage, medical, welding and ink markets. Through collaboration between our customers and our product development teams, we provide custom fluid pumping solutions to OEM manufacturers, and aftermarket distributors. We manufacture globally, utilizing the latest techniques and processes to ensure the highest quality and acute attention to detail in order for our products to meet the demands of the applications and environmental conditions required by our customers.

Custom Hoists is a supplier of engineered hydraulic cylinders that meet customer specific requirements for demanding applications. Our engineering expertise coupled with broad manufacturing capabilities and responsiveness to customer needs drives our top line growth opportunities.  We leverage our full line of products for the construction markets in dump truck and trailer applications and deep expertise in the refuse market to expand into new adjacent markets, targeting the most challenging custom applications.  Flexible design capability, a global supply chain and speed to market enable us to be successful in growing our business.  Our team is dedicated to superior customer service through our technical engineering support and on-time delivery.

Specialty Solutions Locations

Specialty Solutions products are designed and/or manufactured in Hayesville, OH; Smyrna TN; Nogales, MX; Belleville, WI; Tianjin, China; and Mountmellick, Ireland.

Markets and Applications

Federal custom designs and manufactures refrigerated, heated and dry merchandising display cases for bakery, deli, confectionary and packaged food products utilized in restaurants, convenience stores, quick-service restaurants, supermarkets, drug stores and institutions such as hotels, hospitals, and school cafeterias.

Procon custom fluid pump solutions are sold into the global carbonation, coffee, and beer chilling beverage markets as well as reverse osmosis water treatment, medical, welding, and commercial ink markets.

Industries that utilize Custom Hoist’s single and double acting telescopic and piston rod hydraulic cylinders include construction equipment, refuse, airline support, mining, oil and gas, and other material handling applications.  We also sell specialty pneumatic cylinders and promote complete wet line kits, which are complete hydraulic systems that include a pump, valves, hoses and fittings.  Our products are utilized by OEMs on vehicles such as dump trucks, dump trailers, bottom dumps, garbage trucks (both recycling and rear loader), container roll off vehicles, hook lift trucks, liquid waste handlers, vacuum trucks, compactors, balers, airport catering vehicles, container handling equipment for airlines, lift trucks, yard tractors, and underground mining vehicles.

Customers

Specialty Solutions products are sold to OEMs, distributors, service organizations, aftermarket repair outlets, end-users, dealers, buying groups, consultants, government agencies and manufacturers.

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

International Operations

We have international operations in all of our business segments. International operations are conducted at 66 locations, in Europe, Canada, China, Japan, India, Southeast Asia, Korea, Mexico, Brazil, and South Africa. See the Notes to Consolidated Financial Statements for international operations financial data. Our net sales from continuing international operations decreased from 42% in 2019 to 40% in 2020. International operations are subject to certain inherent risks in connection with the conduct of business in foreign countries including, exchange controls, price controls, limitations on participation in local enterprises, nationalizations, expropriation and other governmental action, restrictions of repatriation of earnings, and changes in currency exchange rates.

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

Number of Employees

As of June 30, 2020, we employed approximately 3,800 employees of which approximately 1,100 were in the United States. About 250 of our U.S. employees were represented by unions. Approximately 44% of our production workforce is situated in low-cost manufacturing regions such as Mexico and Asia.

Executive Officers of Standex

The executive officers of the Company as of June 30, 2020 were as follows:

Name	Age	Principal Occupation During the Past Five Years

David Dunbar	58	President and Chief Executive Officer of the Company since January 2014.

Ademir Sarcevic	45

Vice President and Chief Financial Officer of the Company since September 2019. Various positions over the years at Pentair plc from 2012 to September 2019 with increasing responsibility ending as Senior Vice President and Chief Accounting Officer.

Alan J. Glass	56	Vice President, Chief Legal Officer and Secretary of the Company since April 2016. Vice President, General Counsel and Secretary of CIRCOR International, Inc. from 2000 through 2016.

Sean Valashinas	49	Vice President, Chief Accounting Officer and Assistant Treasurer of the Company since October 2007.

Paul Burns	47	Vice President of Strategy and Business Development since July 2015.

Annemarie Bell	56	Vice President of Human Resources since June 2019, Interim Vice President of Human Resources from October 2018 through June 2019; Vice President of Human Resources for four of Standex business units from October 2015 through October 2018, Director of Human Resources and Human Resources Business Partner at PerkinElmer from 2007 through 2015.

James Hooven	49	Vice President of Operations and Supply Chain since February 2020, Senior Vice President for Hillenbrand Inc.

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

Available Information

Standex’s corporate headquarters are at 23 Keewaydin Drive, Salem, New Hampshire 03079, and our telephone number at that location is (603) 893-9701.

The U.S. Securities and Exchange Commission (the “SEC”) maintains an internet website at www.sec.gov that contains our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and all amendments thereto. All reports that we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Standex’s internet website address is www.standex.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and all amendments thereto, are available free of charge on our website as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. In addition, our code of business conduct, our code of ethics for senior financial management, our corporate governance guidelines, and the charters of each of the committees of our Board of Directors (which are not deemed filed by this reference), are available on our website and are available in print to any Standex shareholder, without charge, upon request in writing to “Chief Legal Officer, Standex International Corporation, 23 Keewaydin Drive, Salem, New Hampshire, 03079.”

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

The ongoing COVID-19 pandemic has, and could continue to adversely affect our revenues, operating results, cash flow and financial condition.

Our business and operations, and the operations of our suppliers, business partners and customers, have been, and are expected to continue to be adversely affected by the ongoing Coronavirus (or COVID-19) pandemic which is impacting worldwide economic activity including in many countries or localities in which we operate, sell, or purchases good and services. There can be no assurance that COVID-19 will not impact our business generally as a result of the virus’ potential impact on delays in supply chain, production and/or purchases from our customers and timely payment from any customers who may be experiencing liquidity issues due to the pandemic. Due to the spread of COVID-19, we have modified our business practices, including employee travel restrictions, employee work locations, and cancellation of physical participation in non-critical meetings, events and conferences pursuant to applicable government guidelines. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19, which could adversely impact our ability to perform critical functions, such as the research and development of new products, the manufacture of our products, and the distribution and sale of our products. Moreover, while each of our operations has prepared business continuity plans to address COVID-19 concerns, in an effort to ensure that we are protecting our employees, continuing to operate our business and service our customers’ needs, there is no guarantee that such plans will anticipate or fully mitigate the various impacts the pandemic may have, much of which is still uncertain.  While it is not possible at this time to estimate the scope and severity of the impact that  COVID-19  will have on our operations, the continued spread of  COVID-19, the measures taken by the governments of countries affected, actions taken to protect employees, actions taken to shut down or temporarily discontinue operations in certain locations, and the impact of the pandemic on various business activities in affected countries and the economy generally, could adversely affect our financial condition, results of operations and cash flows. The ultimate extent to which  COVID-19 impacts our business will depend on the severity, location and duration of the spread of  COVID-19, the actions undertaken by local and world governments and health officials to contain the virus or treat its effects, and the success of ongoing efforts to create and distribute a successful vaccine.

A deterioration in the domestic and international economic environment could adversely affect our operating results, cash flow and financial condition.

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

We operate in 66 locations outside of the United States in Europe, Canada, China, Japan, India, Singapore, Korea, Mexico, Brazil, Turkey, Malaysia, and South Africa. If we are unable to successfully manage the risks inherent to the operation and expansion of our global businesses, those risks could have a material adverse effect on our results of operations, cash flow or financial condition. These international business risks include:

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

We purchase large quantities of steel, aluminum, refrigeration components, freight services, and other metal commodities for the manufacture of our products. We also purchase significant quantities of relatively rare elements used in the manufacture of certain of our electronics products. Historically, prices for commodities and rare elements have fluctuated, and we are unable to enter into long-term contracts or other arrangements to hedge the risk of price increases in many of these commodities. Significant price increases for these commodities and rare elements could adversely affect our operating profits if we cannot timely mitigate the price increases by successfully sourcing lower cost commodities or rare elements or by passing the increased costs on to customers. Shortages or other disruptions in the supply of these commodities or rare elements could delay sales or increase costs.

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

We are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, use and disposal of chemicals, hazardous waste and other toxic and hazardous materials used to manufacture, or resulting from the process of manufacturing, our products and providing our services. We cannot predict the nature, scope or effect of regulatory requirements to which our operations might be subject or the manner in which existing or future laws will be administered or interpreted. We are also exposed to potential legacy environmental risks relating to businesses we no longer own or operate. Future regulations could be applied to materials, products or activities that have not been subject to regulation previously. The costs of complying with new or more stringent regulations, or with more vigorous enforcement of these or existing regulations, could be significant.

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

Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, and other adverse weather and climate conditions; political crises, such as terrorist attacks, war, labor unrest, and other political instability; or other catastrophic events, such as disasters occurring at our suppliers' manufacturing facilities, whether occurring in the United States or internationally, could disrupt our operations or the operations of one or more of our suppliers. Certain of our key manufacturing facilities are located in geographic areas with a higher than nominal risk of earthquake and flood and others are in areas of higher than nominal political risk (such as China). To the extent any of these events occur, our operations and financial results could be adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have a total of 100 facilities, of which we operate 88 manufacturing plants and warehouses located throughout the United States, Europe, Canada, Southeast Asia, Korea, Japan, China, India, Brazil, South Africa, and Mexico. The Company owns 20 of the facilities and the balance are leased. For the year ended June 30, 2020 the approximate building space utilized by each segment is as follows:

		Area in Square Feet (in thousands)
Segment location	Number of Facilities	Leased	Owned	Total
Asia Pacific	9	77	29	106
EMEA(1)	5	34	66	100
Other Americas	1	-	56	56
United States	4	60	89	149
Electronics	19	171	240	411
Asia Pacific	16	426	-	426
EMEA(1)	22	414	57	471
Other Americas	6	89	-	89
United States	11	142	135	277
Engraving	55	1,071	192	1,263
United States	4	174	-	174
Scientific	4	174	-	174
EMEA(1)	3	80	-	80
United States	6	243	171	414
Engineering Technologies	9	323	171	494
Asia Pacific	2	76	-	76
EMEA(1)	1	13	-	13
Other Americas	1	1	-	1
United States	8	50	198	248
Specialty Solutions	12	140	198	338
United States	1	17	-	17
Corporate & Other	1	17	-	17
Total	100	1,896	801	2,697

(1) EMEA consists Europe, Middle East and S. Africa.

In general, the buildings are in sound operating condition and are considered to be adequate for their intended purposes and current uses.

We own substantially all of the machinery and equipment utilized in our businesses.

Item 3. Legal Proceedings

Discussion of legal matters is incorporated by reference to Part II, Item 8, Note 12, “COMMITMENTS AND CONTINGENCIES,” in the Notes to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Standex Common Stock

Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market in which the Common Stock of Standex is traded is the New York Stock Exchange under the ticker symbol “SXI”. The high and low sales prices for the Common Stock on the New York Stock Exchange and the dividends paid per Common Share for each quarter in the last two fiscal years are as follows:

	Common Stock Price Range				Dividends Per Share
	2020		2019
Year Ended June 30	High	Low	High	Low	2020	2019
First quarter	$78.16	$59.93	$114.20	$99.95	$0.20	$0.18
Second quarter	80.92	69.2	109.77	62.02	0.22	0.20
Third quarter	79.39	38.39	83.18	66.02	0.22	0.20
Fourth quarter	64.46	43.08	76.78	62.79	0.22	0.20

The approximate number of stockholders of record on July 31, 2020 was 1,421.

Additional information regarding our equity compensation plans is presented in the Notes to Consolidated Financial Statements under the caption “Stock-Based Compensation and Purchase Plans” and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities (1)
Quarter Ended June 30, 2020
Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2020	-	$-	-	$44,671,573
May 1 - May 31, 2020	30,000	47.63	30,000	43,242,563
June 1 - June 30, 2020	-	-	-	43,242,563
TOTAL	30,000	$47.63	30,000	$43,242,563

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

Item 6. Selected Consolidated Financial Data

Selected financial data for the five years ended June 30, is as follows:

See Item 7 for discussions on comparability of the below.

	2020	2019	2018	2017	2016
SUMMARY OF OPERATIONS (in thousands)
Net sales
Electronics	$185,294	$204,073	$196,291	$136,689	$118,319
Engraving	143,736	149,693	136,275	105,943	124,120
Scientific	57,523	57,621	52,086	23,442	0
Engineering Technologies	104,047	105,270	90,781	90,506	82,235
Specialty Solutions	113,935	123,274	120,082	106,894	108,664
Total	$604,535	$639,931	$595,515	$463,474	$433,338
Gross profit	$215,455	$234,667	$225,999	$167,307	$153,380
Operating income (loss)
Electronics	29,749	41,227	45,501	27,855	21,323
Engraving	20,493	23,996	29,618	26,139	30,214
Scientific	13,740	13,676	11,436	4,269	0
Engineering Technologies	14,027	11,169	6,506	9,758	8,328
Specialty Solutions	18,546	19,000	18,688	17,719	19,294
Restructuring (1)	(4,669)	(1,289)	(3,428)	(4,987)	(1,304)
Acquisition related expenses	(1,759)	(3,075)	(3,749)	(7,843)	-
Other operating income (expense), net	-	(500)	-	-	(7,067)
Corporate and Other	(29,599)	(24,728)	(26,430)	(23,664)	(23,829)
Total	$60,528	$79,476	$78,142	$49,246	$46,959
Interest expense	(7,475)	(10,760)	(8,029)	(4,043)	(2,871)
Other non-operating (loss) income	1,021	(1,742)	(1,720)	(1,905)	(2,105)
Provision for income taxes	(13,060)	(18,688)	(38,026)	(9,370)	(8,406)
Income from continuing operations	41,014	48,286	30,367	33,928	33,577
Income/(loss) from discontinued operations	(20,826)	19,628	6,237	12,617	18,479
Net income	$20,188	$67,914	$36,604	$46,545	$52,056

(1) See discussion of restructuring activities in Note 15 of the consolidated financial statements.

	2020	2019	2018	2017	2016
PER SHARE DATA
Basic
Income from continuing operations	$3.33	$3.84	2.39	$2.68	$2.65
Income/(loss) from discontinued operations	(1.69)	1.56	0.49	1.00	1.46
Total	$1.64	$5.40	$2.88	$3.68	$4.11

Diluted
Income from continuing operations	$3.31	$3.83	$2.37	$2.66	$2.63
Income/(loss) from discontinued operations	(1.68)	1.55	0.49	0.99	1.45
Total	$1.63	$5.38	$2.86	$3.65	$4.08

Dividends declared	$0.86	$0.78	$0.70	$0.62	$0.54

	2020	2019	2018	2017	2016
BALANCE SHEET (in thousands)
Total assets	$930,878	$921,889	$916,937	$867,676	$690,457

Accounts receivable	98,157	103,374	103,081	91,906	69,796
Inventories	85,031	76,302	80,937	69,913	56,600
Accounts payable	54,910	54,201	55,975	56,147	40,881
Goodwill	271,221	273,843	204,091	195,019	109,683

Long-term debt	$199,150	$197,610	$193,772	$191,976	$92,114
Total debt	199,150	197,610	193,772	191,976	92,114
Less cash	118,809	93,145	109,602	88,566	121,988
Net debt (cash)	$80,341	$104,465	$84,170	$103,410	$(29,874)

Stockholders' equity	$461,632	$464,313	$450,795	$408,664	$369,959

KEY STATISTICS	2020	2019	2018	2017	2016
Gross profit margin	35.6%	36.7%	38.0%	36.1%	35.4%
Operating income margin	10.0%	12.4%	13.1%	10.6%	10.8%

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a diversified industrial manufacturer with leading positions in a variety of products and services that are used in diverse commercial and industrial markets. As of the end of the fiscal third quarter 2020, we had nine operating segments aggregated into five reportable segments.  During the third quarter of 2020, we announced the divestiture of our Refrigerated Solutions Group (an accumulation of our Master-Bilt and NorLake operating segments) consistent with our strategy to focus our financial assets and managerial resources on our higher growth and operating margin businesses. The divestiture of the Refrigerated Solutions Group was completed and consideration was exchanged in April of fiscal year 2020. Subsequent to the disposition of the Refrigeration Solutions Group, we reviewed the quantitative and qualitative characteristics of our remaining businesses and determined that we now have seven operating segments that aggregate to five reportable segments. All periods presented have been revised accordingly to reflect the new reportable segments.

Our new reportable segment structure is as follows:

●	Electronics operating segment
●	Engraving operating segment
●	Scientific operating segment
●	Engineering Technologies Group operating segment
●	Specialty Solutions – an aggregation of our Federal, Procon, and Hydraulics operating segments.

Our segments differentiate themselves  by collaborating with our customers in order to develop and deliver custom solutions or engineered components that solve problems for our customers or otherwise meet their needs (a business model we refer to as “Customer Intimacy”).

Overall management, strategic development and financial control are led by the executive staff at our corporate headquarters located in Salem, New Hampshire.

Our long-term strategy is to enhance shareholder value by building larger, more profitable “Customer Intimacy” focused industrial platforms through a value creation system that assists management in meeting specific corporate and business unit financial and strategic performance goals in order to create, improve, and enhance shareholder value. In so doing, we expect to focus our financial assets and managerial resources on our higher growth and operating margin businesses while considering divestiture of those businesses that we feel are not strategic or do not meet our growth and return expectations.

The Standex Value Creation System is a methodology which provides standard work and consistent tools used throughout the company in order to achieve our organization’s goals. The Standex Value Creation System employs four components: Balanced Performance Plan, Growth Disciplines, Operational Excellence, and Talent Management. The Balanced Performance Plan process aligns annual goals throughout the company and provides a standard reporting, management and review process.  It is focused on setting, tracking and reviewing annual and quarterly targets that support our short and long-term goals.  The Growth Disciplines use a standard work playbook of tools and processes including market maps, market tests and growth laneways to identify explore and execute on opportunities that expand the business organically and through acquisitions.  Operational Excellence also employs a standard work playbook of tools and processes, based on LEAN, to improve operating execution (effectiveness), eliminate waste (efficiency) and thereby improve profitability, cash flow and customer satisfaction.  Finally, Talent Management is an organizational development process that provides training, development, and succession planning for employees throughout our worldwide organization.  The Standex Value Creation System ties all disciplines together under a common umbrella by providing standard playbook of tools and processes to deliver our business objectives. Through the use of our Standex Value Creation System, we have developed a balanced approach to value creation.  While we intend to continue investing acquisition capital in high margin and growth segments such as Electronics and Engraving, we will continue to support all of our businesses as they enhance value through deployment of our GDP+ and OpEx playbooks.

It is our objective to grow larger and more profitable business units through both organic initiatives and acquisitions.  We seek to identify and implement organic growth initiatives such as new product development, geographic expansion, and the introduction of products and technologies into new markets, key accounts and strategic sales channel partners.  Also, we have a long-term objective to create sizable business platforms by adding strategically aligned or “bolt on” acquisitions to strengthen the individual businesses, create both sales and cost synergies with our core business platforms, and accelerate their growth and margin improvement.  We look to create both sales and cost synergies within our core business platforms, accelerate growth and improve margins.  We have a particular focus on identifying and investing in opportunities that complement our products and will increase the global presence and capabilities of our businesses.  From time to time, we have divested, and likely will continue to divest, businesses that we feel are not strategic or do not meet our growth and return expectations.

As part of our ongoing strategy:

o

Subsequent to the end of the fiscal year, during July of 2020, we acquired Renco Electronics, a designer and manufacturer of customized standard magnetics components and products including transformers, inductors, chokes and coils for power and RF applications.  Renco’s end markets and customer base in areas such as consumer and industrial applications are highly complementary to our existing business with the potential to further expand key account relationships and capitalize on cross selling opportunities between the two companies.  Renco operates one manufacturing facility in Florida and is supported by contract manufacturers in Asia.  Renco’s results will be reported within our Electronics segment beginning in fiscal year 2021.

o

During the third quarter of fiscal year 2020, we initiated a program and signed an agreement to divest our Master-Bilt and NorLake businesses (together our Refrigerated Solutions Group or RSG).  This divestiture allows us to continue the simplification of our portfolio and enables us to focus more clearly on those of our businesses that sell differentiated products and which have higher growth and margin profiles.  The divestiture was finalized and consideration was exchanged in the fourth quarter of 2020.  Results of RSG in current and prior periods have been classified as discontinued operations in the Consolidated Financial Statements.  The divestiture impacts the consolidated company results as follows:

	Year Ended June 30, 2020			Year Ended June 30, 2019
	Continuing			Continuing
	Ops Prior	Divested	Restated	Ops Prior	Divested	Restated
	to Divested	RSG	Continuing	to Divested	RSG	Continuing
$000’s	RSG	Businesses	Ops	RSG	Businesses	Ops
Net Sales	$719,606	$115,071	$604,535	$791,579	$151,648	$639,931
Operating Income/(Loss)	39,543	(20,985)	60,528
Asset Impairment Charge	(20,278)	(20,278)	-	-	-	-
Operating Income/(Loss) after impairment charge	59,821	(707)	60,528	78,117	(1,359)	79,476
%	8.3%	(0.6)%	10.0%	9.9%	(0.9)%	12.4%

o

During the first quarter of 2019, the Company decided to divest its Cooking Solutions Group, which consisted of three operating segments, Associated American Industries, BKI, and Ultrafryer, along with a minority interest investment.  We completed this divestiture during the third quarter of 2019 and received proceeds for the sale on the first day of the fourth quarter of 2019.  In connection with the divestiture efforts, we also sold our minority interest in a European oven manufacturer back to the majority owners.  Results of the Cooking Solutions Group in current and prior periods have been classified as discontinued operations in the Consolidated Financial Statements.

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

o

In September 2018, we acquired New Hampshire-based Regional Mfg. Specialists, Inc. (now named Agile Magnetics, Inc.), a provider of high-reliability magnetics.  The addition of Agile Magnetics is an important step forward in building out the high reliability magnetics business of Standex Electronics. As a result of this combination, we have broadened our exposure to several attractive end-markets and added a valuable manufacturing and sales base in the northeast. Additionally, we can now offer complementary products from Standex’s broader portfolio to Agile’s customer base.  Agile Magnetics products include transformers, inductors and coils for mission critical applications for blue chip OEMs in the semiconductor, military, aerospace, healthcare, and industrial markets. Agile operates one manufacturing facility in New Hampshire and its results are reported within our Electronics segment.

o

In August 2018, we acquired Michigan-based Tenibac-Graphion, Inc., a provider of chemical and laser texturing services.  The combination of Tenibac and Standex Engraving expands services available to customers, increases responsiveness to customer demands, and drives innovative approaches to solving customer needs.  The combined customer base now has access to the full line of mold and tool services, such as the Architexture design consultancy, chemical and laser engraving, tool finishing, and tool enhancements.  Tenibac serves automotive, packaging, medical and consumer products customers, and operates three facilities, two in Michigan and one in China. The Tenibac results are reported within our Engraving segment.

o

We acquired Italy-based Piazza Rosa Group (“Piazza Rosa”) in July 2017.  The privately held company is a leading provider of mold, tool treatment and finishing services for the automotive and consumer products markets.  The combination of these competencies with Standex Engraving's worldwide presence and texturizing capabilities creates a global tool finishing service leader and provides additional opportunities in the broader surface engineering market. The Piazza Rosa Group’s results are reported within our Engraving segment.

As a result of these portfolio moves, we have transformed Standex to a company with end market exposure that is no longer dependent on sales of standard products to the food service industry and into a more focused group of businesses selling customized solutions to high value end markets via a compelling customer value proposition.  The narrowing of the portfolio allows for greater management focus on driving operational disciplines and positions us well to withstand the COVID-19 crisis and invest selectively in our ongoing pipeline of organic and inorganic opportunities.

We develop “Customer Intimacy” by utilizing the Standex Growth Disciplines to partner with our customers in order to develop and deliver custom solutions or engineered components.  By partnering with our customers during long-term product development cycles, we become an extension of their development teams.  Through this Partner, Solve, Deliver® approach, we are able to secure our position as a preferred long-term solution provider for our products and components.  This strategy results in increased sales and operating margins that enhance shareholder returns.

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

The Company’s strong historical cash flow has been a cornerstone for funding our capital allocation strategy.  We use cash flow generated from operations to fund the strategic growth programs described above, including acquisitions and investments for organic growth, investments in capital assets to upgrade our facilities, improve productivity and lower costs, and to return cash to our shareholders through payment of dividends and stock buybacks.

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

Impact of COVID-19 Pandemic on the Company

Given the global nature of our business and the number of our facilities in China, we were impacted by COVID-19 related issues beginning in February of our third quarter.  We took immediate, and effective action to protect our health and safety, continue to serve our customers, support our communities and manage our cash flows.  Our priority was and remains the health and safety of all of our employees.  Each of our facilities is following safe practices as defined in their local jurisdictions as well as sharing experiences and innovative ways of overcoming challenges brought on by the crisis during updates with global site leaders.  We are rigorously following health protocols in our plants, including changing work cell configurations and revising shift schedules when appropriate, in order to do our best to continue operations.  We were deemed an essential business in most plants and had limited shutdowns in our facilities. Shutdowns that have occurred have been primarily centered around our sites in China, India, Italy, and Mexico.  Despite most businesses remaining operational, we have experienced revenue losses due to the impact that the pandemic has had on our customers.

Given the impact that the pandemic created on our backlog and incoming order rate, we took actions to identify and implement cost savings and restructuring actions with each of our operating units as well as our corporate headquarters.  Actions identified include reducing outside discretionary spend, the natural elimination of travel and trade show expenses that were a result of COVID-19 related curtailments, implementation of rolling furloughs in several businesses where appropriate, and the elimination of certain salaried and hourly positions. The costs, including restructuring charges, for many of these items occurred in our fourth quarter of fiscal year 2020.  As we look forward into fiscal year 2021 and beyond, the impact of the pandemic on our businesses remains uncertain, however, we have identified further cost reduction actions and stand ready to implement these plans as circumstances in individual businesses or countries require.

We exited the fourth quarter with $118.8 million in cash and $200.0 million of borrowings under our revolving credit facility.  Our leverage ratio covenant, as defined in our revolving credit agreement, was 1.47 to 1 and allowed us the capacity to borrow an additional $203.6 million at June 30, 2020.  As interest rates declined during the third quarter, we took the opportunity to revisit our fixed to floating debt ratio and entered into $125 million of new interest rate swaps to lock in additional fixed rate debt financing.  We also extended an expiring $25 million swap for another five years. The cumulative impact of these items is a reduction in our effective interest rate by approximately 50 basis points or $1 million per year going forward.

Finally, we are reviewing our ability to participate in any governmental assistance programs available to us in each of our global locations, and we will participate in these programs as available and appropriate.  For instance, we have elected to take advantage of provisions in the United States Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which allows for deferral until December 31, 2020 of defined benefit pension plan contributions due during calendar year 2020. Prior to passage of the CARES Act, we were required to make payments of $1.5 million in the fourth quarter of fiscal year 2020 and an additional $3.2 million in the first two quarters of fiscal year 2021, which we will now defer until December of fiscal year 2021. We believe that the we have sufficient liquidity around the world and access to financing to execute on our short and long-term strategic plans.

Consolidated Results from Continuing Operations (in thousands):

	2020	2019	2018
Net sales	$604,535	$639,931	$595,515
Gross profit margin	35.6%	36.7%	38.0%
Restructuring costs	4,669	1,289	3,428
Acquisition related expenses	1,759	3,075	3,749
Income from operations	60,528	79,476	78,142

Backlog (realizable within 1 year)	$152,304	$183,100	$185,488

	2020	2019	2018
Net sales	$604,535	$639,931	$595,515
Components of change in sales:
Effect of acquisitions	11,635	29,122	59,855
Effect of exchange rates	(6,089)	(12,041)	14,394
Organic sales change	(40,942)	27,335	57,792

Net sales for the fiscal year 2020 decreased by $35.4 million, or 5.5%, when compared to the prior year.  Incremental sales from our recent acquisitions accounted for $11.6 million or 1.8% of the increase, while organic sales accounted for a decrease of $40.9 million or 6.4%.  Changes in foreign exchange rates contributed to sales declines of $6.1 million or 1.0%. The organic sales decreases occurred in all of our segments and was primarily a result of both direct and indirect impacts of the pandemic driven economic slowdown.

Net sales for the fiscal year 2019 increased by $44.4 million, or 7.5%, when compared to the prior year.  Incremental sales from our recent acquisitions accounted for $29.1 million or 4.9% of the increase, while organic sales gains accounted for $27.3 million or 4.6%.  Changes in foreign exchange rates contributed to sales declines of $12.0 million or 2.0%. The organic sales increases occurred in all of our segments except the Specialty Solutions Group.

Gross Profit Margin

Gross margin in fiscal year 2020 declined to 35.6% as compared to 36.7% in 2019 primarily due to the pandemic related organic sales decline during the second half of the year. Gross Margins are anticipated to improve in the coming fiscal year as cost reduction activities identified in the second half of fiscal year 2020 have now been implemented.

Gross margin in fiscal year 2019 declined to 36.7% as compared to 38.0% in 2018 as a result of incremental purchase accounting, material and wage inflation, manufacturing inefficiencies, country specific site performance and an asset impairment charge all recorded in 2019.

Restructuring Charges and Acquisition Related Expenses

During fiscal year 2020, we incurred restructuring expenses of $4.7 million primarily related to restructuring efforts that are intended to improve profitability, streamline production and reduce our cost base to a level commensurate with a post-pandemic operating environment. These efforts include approximately $1.1 million related to the announced closure of a Specialty Solutions pump rotor production facility in Ireland.

Acquisition related expenses in fiscal year 2020 were $1.8 million. These expenses were comprised primarily of $1.2 million for deferred compensation payments earned by the Horizon Scientific seller during the year. Because these payments are contingent on the seller remaining an employee of the Company, they are treated as compensation expense. We made the third and final scheduled payment to the seller during the first quarter of fiscal year 2020 and this arrangement has now been settled.  Other acquisition related expenses consist of due diligence, integration, and valuation expenses incurred in connection with both completed and terminated acquisitions during the year.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses, (“SG&A”) for the fiscal year 2020 were $148.5 million, or 24.6% of sales compared to $150.3 million, or 23.5% of sales during the prior year. SG&A expenses were impacted by on-going expenses related to our recent acquisitions of $1.7 million offset by a decrease in variable distribution and selling expenses primarily as a result of organic sales declines.

Selling, general, and administrative expenses, (“SG&A”) for the fiscal year 2019 were $150.3 million, or 23.5% of sales compared to $140.7 million, or 23.6% of sales during the prior year. SG&A expenses were impacted by on-going expenses related to our fiscal year 2019 acquisitions of $7.4 million and an increase in distribution and selling expenses due to sales mix.

Income from Operations

Income from operations for the fiscal year 2020 was $60.5 million, compared to $79.5 million during the prior year. The $19.0 million decrease, or 23.8%, is primarily due to the impact of volume related losses triggered by the COVID-19 pandemic along with material inflation, partially offset by cost reduction activities and productivity improvement initiatives implemented in all of our businesses.

Income from operations for the fiscal year 2019 was $79.5 million, compared to $78.1 million during the prior year. The $1.4 million increase, or 1.7%, is primarily due to organic sales increases, business mix and lower restructuring costs, which more than offset by material and wage inflation pressures.

Discussion of the performance of each of our reportable segments is fully explained in the segment analysis that follows.

Interest Expense

Interest expense for the fiscal year 2020 was $7.5 million, a decrease of $3.3 million as compared to the prior year.  Decreased interest expense was a result of lower borrowings and a lower effective interest rate. Our effective interest rate of 2.59% was 129 basis points or 33% lower than the 2019 effective interest rate of 3.88%.

Interest expense for the fiscal year 2019 was $10.8 million, an increase of $2.8 million as compared to the prior year.  Increased interest expense was a result of higher borrowing costs and an increase in average outstanding borrowings for the year, primarily to fund acquisition activity.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act” or “TCJA”) was passed which, among other things, reduces the federal corporate tax rate to 21.0% effective for taxable years starting on or after January 1, 2018. For the years ended June 30, 2020 and 2019, the Company recorded federal taxes using a federal rate of 21.0%.

The provision for fiscal year ending June 30, 2020 and 2019 was impacted by several law changes implemented by the Act such as the, interest deduction limitation and Global Intangible Low Taxed Income (GILTI).  As allowed under US GAAP, the Company has elected to treat any taxes due on future U.S. inclusions in taxable income under the GILTI provision as a current-period expense when incurred.  The Company will continue to monitor guidance regarding these changes for how it will impact the financial statements in later periods.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2020 was $13.1 million, or an effective rate of 24.3% compared to $18.7 million, or an effective rate of 27.9% for the year ended June 30, 2019, and $38.1 million, or an effective rate of 55.4% for the year ended June 30, 2018. Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, the amount of the Company's income or loss, the mix of income earned in the US versus outside the US, the effective tax rate in each of the countries in which we earn income, and any one-time tax issues which occur during the period.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2020 was impacted by the following items: (i) a tax benefit of $1.2 million related to the Federal R&D credit, (ii) a tax provision of $1.4 million due to the mix of income in various jurisdictions, (iii) a tax benefit of $0.7 million related to the release of uncertain tax provision reserves,, and (iv) a tax provision of $0.8 million related to GILTI.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2019 was impacted by the following items: (i) a tax benefit related to the impact of the Sec. 965 toll tax of $0.8 million, (ii) a tax provision of $0.3 million related to the elimination of the performance based compensation exception for executive compensation under Sec. 162(m) of the Internal Revenue Code, and (iii) a tax provision related to expected foreign withholding taxes on cash repatriation of $2.1 million.

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

Capital Expenditures

Our capital spending is focused on growth initiatives, cost reduction activities, and upgrades to extend the capabilities of our capital assets.  In general, we anticipate our capital expenditures over the long-term will be approximately 3% to 4% of net sales.

During 2020, capital expenditures decreased to $19.3 million or 3.2% of net sales, as compared to $32.5 million, or 5.1%, of net sales in the prior year.  In response to reduced activity levels brought on by the COVID-19 pandemic, beginning in the third quarter, we reduced our capital expenditures to only necessary maintenance, safety and the highest priority growth initiatives.  Capital spending in 2019 included $5.8 million for a new Electronics facility in Cincinnati which replaced a legacy facility sold for $1.4 million in fiscal year 2018.  We expect 2021 capital spending to be between $28 million and $30 million which includes $3.7 million allocated to begin construction for a new Electronics facility in Germany to replace a legacy facility sold in fiscal year 2019.

Backlog

Backlog includes all active or open orders for goods and services.  Backlog also includes any future deliveries based on executed customer contracts, so long as such deliveries are based on agreed upon delivery schedules.  With the exception of our Engineering Technologies group, backlog has limited value as an indicator for the Company’s businesses because of our relatively short delivery periods and rapid inventory turnover.  Due to the nature of long-term agreements in the Engineering Technologies group, the timing of orders and delivery dates can vary considerably resulting in significant backlog changes from one period to another.  Backlog orders are not necessarily an indicator of future sales levels because of variations in lead times and customer production demand pull systems. Customers may delay delivery of products or cancel orders prior to shipment, subject to possible cancellation penalties.  In general, the majority of net realizable backlog beyond one year comes from the Engineering Technologies group.

Backlog orders in place at June 30, 2020 and 2019 are as follows (in thousands):

	As of June 30, 2020		As of June 30, 2019
	Total	Backlog under	Total	Backlog under
	Backlog	1 year	Backlog	1 year
Electronics	$56,170	$55,991	$62,381	$56,243
Engraving	16,076	13,719	22,160	22,160
Scientific	3,341	3,341	5,372	5,372
Engineering Technologies	97,682	66,493	113,714	79,062
Specialty Solutions	17,071	12,760	23,701	20,263
Total	$190,340	$152,304	$227,328	$183,100

Backlog realizable within one year decreased $30.8 million, or 16.8% to $152.3 million at June 30, 2020 from $183.1 million at June 30, 2019.  We experienced backlog declines in all segments as a result of the general, global economic slowdown brought about by the COVID-19 pandemic.

Segment Analysis (in thousands)

Electronics

	2020 compared to 2019			2019 compared to 2018
(in thousands except			%			%
percentages)	2020	2019	Change	2019	2018	Change
Net sales	$185,294	$204,073	-9.2%	$204,073	$196,291	4.0%
Income from operations	29,749	41,227	-27.8%	41,227	45,501	-9.4%
Operating income margin	16.1%	20.2%		20.2%	23.2%

Net sales in fiscal year 2020 decreased $18.8 million, or 9.2%, when compared to the prior year as organic sales declined $20.3 million, or 9.9%. Sales were slightly down in North America while down significantly in Europe and Asia. New sensor, switch and relay applications continued to offset some of the core business loss due to economic conditions and current COVID-19 impact. The incremental sales impact of the Agile Magnetics acquisition, which was acquired in September of fiscal year 2019, was $3.1 million during the year and foreign exchange rates unfavorably affected sales by $1.6 million or 0.8%. Given the diversity of markets and geographies served by the Electronics business, the COVID-19 pandemic could have differing impact on our future incoming order rate and sales performance in various regions.

Income from operations in the fiscal year 2020 decreased $11.5 million, or 27.8%, when compared to the prior year. The operating income decline was due to the margin loss on the lower organic sales, inflationary cost increases, particularly rhodium costs, and incremental costs related to the current COVID-19 environment, which more than offset cost saving initiatives implemented throughout the year. Looking forward, we have fixed our most significant material cost for the first six months of fiscal year 2021, and, for this portion of the year, we expect material costs in line with those experienced in the fourth quarter of 2020.

Net sales in fiscal year 2019 increased $7.8 million, or 4.0%, when compared to the prior year with organic sales growth contributing $2.6 million, or 1.3%. The sales impact of the Agile Magnetics acquisition was $9.3 million and foreign exchange rates unfavorably affected sales by $4.2 million or 2.1%.

Income from operations in the fiscal year 2019 decreased $4.3 million, or 9.4%, when compared to the prior year. The operating income decline was due to government mandated wage increases in our Mexico operation, material cost increases, acquisition purchase accounting of $0.3 million, and India facility start-up costs, partially offset by cost saving initiatives.

Engraving

	2020 compared to 2019			2019 compared to 2018
(in thousands except			%			%
percentages)	2020	2019	Change	2019	2018	Change
Net sales	$143,736	$149,693	-4.0%	$149,693	$136,275	9.8%
Income from operations	20,493	23,996	-14.6%	23,996	29,618	-19.0%
Operating income margin	14.3%	16.0%		16.0%	21.7%

Net sales in fiscal year 2020 decreased by $6.0 million or 4.0% compared to the prior year. The effect of acquisitions generated $8.5 million or 5.7% of additional sales for fiscal year 2020 which have been partially offset by foreign exchange declines of $3.6 million for the year. Organic sales declines of $10.9 million, or 7.3%, were a result of the timing of automotive projects, slower incoming workloads as a result of pandemic related delays, and the closure of unprofitable sites as part of our previously announced restructuring. We expect sales growth in fiscal year 2021 due to an increase in the number of new automotive launches along with the continued introduction of our soft skin and tool finishing offerings throughout our global sales network.

Income from operations in fiscal year 2020 decreased by $3.5 million, or 14.6%, when compared to the prior year. The decrease was primarily a result of organic sales declines for the year. In response to the global economic slowdown, we have implemented cost savings and restructuring actions that we expect to generate approximately $3.0 million of annual savings beginning in fiscal year 2021.

Net sales in fiscal year 2019 increased by $13.4 million or 9.8% compared to the prior year. Growth was driven by two acquisitions which contributed $19.8 million or 14.5%.  Organic sales were nearly flat as compared to prior year while currency negatively impacted sales by 4.8%.

Income from operations in fiscal year 2019 decreased by $5.6 million, or 19.0%, when compared to the prior year. The decrease was primarily due to an unfavorable geographic mix, lower automotive sales in North America, reduced demand at our higher profit China facilities due to concerns regarding trade conflicts, and purchase accounting costs associated with the Tenibac and GS acquisitions.

Scientific

	2020 compared to 2019			2019 compared to 2018
(in thousands except			%			%
percentages)	2020	2019	Change	2019	2018	Change
Net sales	$57,523	$57,621	-0.2%	$57,621	$52,086	10.6%
Income from operations	13,740	13,676	0.5%	13,676	11,436	19.6%
Operating income margin	23.9%	23.7%		23.7%	22.0%

Net sales in fiscal year 2020 remained relatively flat when compared to the prior year.  We experienced decreased sales volume in our clinical laboratories, physicians’ offices, hospitals and academic laboratories markets, primarily due to impacts of the COVID-19 pandemic and the economic downturn. This was largely offset by sales in the pharmaceutical market. Moving forward we anticipate higher sales volume in our pharmaceutical market, partially offset by declines in the clinical laboratories, physicians’ offices, hospitals and academic laboratories markets. We have and will continue to enact measures to prepare for any anticipated increase in demand for medication and vaccine storage, working with channel partners as well as Federal, State and Local governments as applicable.

Income from operations in fiscal 2020 increased by $0.1 million, or 0.5% when compared to the prior year as modest sales declines were overcome with cost controls of labor and discretionary spending as well as stronger sales in our pharmaceutical market.

Net sales in fiscal year 2019 increased by $5.5 million, or 10.6% compared to the prior year as volume increased for sales to pharmaceutical customers and national clinical distributors.

Income from operations in fiscal year 2019 increased $2.2 million or 19.6% when compared to the prior year. Operating income margins in fiscal 2019 were impacted by increased sales volume and price increases which were partially offset by an increase in tariffs enacted on product imported from Asia.

Engineering Technologies

	2020 compared to 2019			2019 compared to 2018
(in thousands except			%			%
percentages)	2020	2019	Change	2019	2018	Change
Net sales	$104,047	$105,270	-1.2%	$105,270	$90,781	16.0%
Income from operations	14,027	11,169	25.6%	11,169	6,506	71.7%
Operating income margin	13.5%	10.6%		10.6%	7.2%

Net sales in fiscal year 2020 decreased $1.2 million or 1.2% when compared to the prior year. Sales distribution by market in 2020 was as follows: 43% aviation, 30% space, 12% energy, 9% defense, and 6% other markets. The decline in aviation sales of 8% from the prior year was primarily in the aircraft engine segment, as a result of both the grounding of the Boeing MAX 737 aircraft and impacts of the COVID-19 pandemic on the aviation industry in general. Space market sales increased 13.4% from the prior year driven by higher sales in the unmanned and manned space segment on production and new development programs while defense sales increased by 12.5% from the prior year driven by higher volume in the missile segment. In fiscal year 2021, we anticipate aviation and energy markets to see year over year declines as these industries continue to be impacted by the global pandemic, while the defense market should increase through higher volume in production and development work. Additionally, we anticipate the space market to see a year over year decline due to project timing and the cyclical nature of the market.

Income from operations in fiscal year 2020 increased $2.8 million or 25.6% when compared to the prior year.  The increase in operating income was driven by improved manufacturing efficiencies, cost reduction programs implemented during the year, and a favorable product mix. The focus in fiscal year 2021, will be to drive productivity initiatives to improve margin levels in the key sectors despite the forecasted volume declines.

Net sales in fiscal year 2019 increased $14.5 million or 16.0% when compared to the prior year. Sales distribution by market in 2019 was as follows: 46% aviation, 26% space, 13% energy, 8% defense, 5% medical, and 2% other markets. Aviation sales grew 9.0% from the prior year due to sales on new aircraft and engine platforms. Space market sales increased 13.5% from the prior year driven by higher sales in the manned space segment on new development programs.  Growth in 2019 was also driven by increased sales in the oil and gas and defense markets.

Income from operations in fiscal year 2019 increased $4.7 million or 71.7% when compared to the prior year. The increase in operating income was driven by higher sales volume, improved manufacturing efficiencies on production programs, and price increases in the Aviation segment, partially offset by an asset impairment charge of $1.2 million due to a customer contract termination.

Specialty Solutions

	2020 compared to 2019			2019 compared to 2018
(in thousands except			%			%
percentages)	2020	2019	Change	2019	2018	Change
Net sales	$113,935	$123,274	-7.6%	$123,274	$120,082	2.7%
Income from operations	18,546	19,000	-2.4%	19,000	18,688	1.7%
Operating income margin	16.3%	15.4%		15.4%	15.6%

Net sales for fiscal year 2020 decreased $9.3 million, or 7.6% when compared to the prior year as organic sales declined by $8.8 million or 7.1% and foreign exchange rates unfavorably affected sales by $0.6 million or 0.5%. Decreased sales volume are primarily due to impacts of the COVID-19 pandemic which created market downturns in the beverage, convenience store and dump markets.

Income from operations for fiscal year 2020 decreased $0.5 million, or 2.4%, when compared to the prior year, primarily due to decreased sales volume in each of our groups. The sales volume decrease was offset in our Hydraulics and Display Merchandising groups by favorable mix, cost control of labor, and the implementation of identified manufacturing efficiencies. Moving forward we anticipate a continued reduction in sales volume over the first half of the fiscal year as customers continue to curtail spending in order to overcome the impact of the pandemic, but that our cost reduction and footprint consolidation activities implemented in the fourth quarter of 2020 will partially offset the impact of volume declines on operating income.

Net sales for fiscal year 2019 increased $3.2 million, or 2.7% when compared to the prior year due organic sales increases of $4.0 million, or 3.4%.  Foreign exchange rates unfavorably affected sales in fiscal year 2019 compared to the prior year by $0.8 million or 0.7%.  The increase in organic sales is primarily due to new product introductions in the Hydraulics business during the year and market share gains in the refuse OEM marketplace.

Income from operations for fiscal year 2019 increased $0.3 million, or 1.7%, when compared to the prior year. The operating income increase was driven by the revenue growth in the refuse market of our Hydraulics market partially offset by higher material costs and higher manufacturing overhead as a result of sales volume in our display merchandising and pump businesses.

Corporate, Restructuring and Other

	2020 compared to 2019			2019 compared to 2018
(in thousands except			%			%
percentages)	2020	2019	Change	2019	2018	Change
Corporate	$ (29,599)	$ (24,728)	19.7%	$ (24,728)	$ (26,430)	-6.4%
Restructuring	(4,669)	(1,289)	262.2%	(1,289)	(3,428)	-62.4%
Other Operating Expenses	(1,759)	(3,575)	-50.8%	(3,575)	(3,749)	-4.6%

Corporate expenses increased by 19.7% in fiscal year 2020 primarily due to increased stock-based compensation, management transition, and benefit expenses in the first two quarters of fiscal year 2020.

Corporate expenses declined by 6.4% in fiscal year 2019 primarily due to reduced incentive compensation expenses and cost containment activities.

The restructuring and acquisition-related costs have been discussed above in the Company Overview.

Discontinued Operations

In pursuing our business strategy, the Company continues to divest certain businesses and record activities of these businesses as discontinued operations. Results of the Cooking Solutions Group and Refrigerated Solutions Group in current and prior periods have been classified as discontinued operations in the Consolidated Financial Statements and excluded from the results from continuing operations.  Activity related to discontinued operations for twelve months ended June 30, 2020, 2019 and 2018 is as follows (in thousands):

	Year Ended June 30,
	2020	2019	2018
Net Sales	$111,841	$223,067	$272,867

Gain (Loss) on Sale of Business	$(19,996)	$20,539	$-
Transaction Fees	(1,933)	(4,397)	-
Income (loss) from Discontinued Operations	$(23,553)	$17,541	$8,006
Non-operating Income (Expense)	-	(366)	809
Profit (loss) Before Taxes	$(23,439)	$17,175	$8,815
Benefit (Provision) for Taxes	2,613	2,453	(2,578)
Net income (loss) from Discontinued Operations	$(20,826)	$19,628	$6,237

Liquidity and Capital Resources

At June 30, 2020, our total cash balance was $118.8 million, of which $77.6 million was held outside of the United States.  Due to changes in the U.S. tax law, we began repatriating foreign earnings in fiscal year 2019, and, during fiscal years 2020 and 2019, we returned $39.2 million and $51.5 million of our cash previously held outside of the United States, respectively.  During fiscal year 2021, we anticipate returning an additional $35.0 million of foreign cash however, the amount and timing of cash repatriation during 2021 will be dependent upon each business unit’s operational needs including requirements to fund working capital, capital expenditure, and jurisdictional tax payments.  The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Cash Flow

Net cash provided by continuing operating activities for the year ended June 30, 2020 was $56.5 million compared to net cash provided by continuing operating activities of $72.9 million in the prior year. We generated $88.6 million from income statement activities and used $32.1 million of cash to fund working capital increases. Cash flow used in investing activities for the year ended June 30, 2020 totaled $20.6 million.  Uses of investing cash consisted primarily of capital expenditures of $21.5 million. Cash used by financing activities for the year ended June 30, 2020 were $19.0 million and included cash paid for dividends of $10.6 million and stock repurchases of $10.4 million offset by net borrowings of $1.2 million.

Net cash provided by continuing operating activities for the year ended June 30, 2019 was $72.9 million compared to net cash provided by continuing operating activities of $48.6 million in the prior year. We generated $78.1 million from income statement activities and used $5.2 million of cash to fund working capital increases. Cash flow used in investing activities for the year ended June 30, 2019 totaled $157.6 million.  Uses of investing cash consisted primarily of capital expenditures of $32.5 million along with $127.9 million for the acquisition of Tenibac, Agile Magnetics, and GS Engineering. Cash used by financing activities for the year ended June 30, 2019 were $38.2 million and included cash paid for dividends of $9.8 million and stock repurchases of $33.4 million offset by net borrowings of $4.8 million.

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $194.8 million at June 30, 2020, as compared to $186.2 million as of June 30, 2019.  We participate in two multi-employer pension plans and sponsor six defined benefit plans including two in the U.S. and one in the U.K., Germany, Ireland, and Japan.  The Company’s pension plan is frozen for U.S. employees and participants in the plan ceased accruing future benefits.  Our primary U.S. defined benefit plan is not expected to be 100% funded under ERISA rules at June 30, 2020. The Company has elected to take advantage of provisions in the United States Coronavirus Aid, Relief, and Economic Security (“CARES”) Act which allows for deferral until December 31, 2020 of defined benefit pension plan contributions due during calendar year 2020.  Prior to passage of the CARES Act, the Company was required to make U.S. defined benefit pension payments of $1.5 million in the fourth quarter of fiscal year 2020 which will now be deferred until December. Including deferred payments, we expect to contribute $10.0 million to all of our Company sponsored defined benefit plans during fiscal year 2021.

We have evaluated the current and long-term cash requirements of our defined benefit and defined contribution plans as of June 30, 2020 and determined our operating cash flows from continuing operations and available liquidity are expected to be sufficient to cover the required contributions under ERISA and other governing regulations.

We have an insurance program in place to fund supplemental retirement income benefits for five retired executives.  Current executives and new hires are not eligible for this program. At June 30, 2020, the underlying policies had a cash surrender value of $18.4 million and are reported net of loans of $8.9 million for which we have the legal right of offset. These amounts are reported net on our balance sheet.

Capital Structure

During the second quarter of fiscal year 2019, the Company entered into a five-year Amended and Restated Credit Agreement (“credit agreement”, or “facility”). The facility has a borrowing limit of $500 million and can be increased by an amount of up to $250 million, in accordance with specified conditions contained in the agreement. The facility also includes a $10 million sublimit for swing line loans and a $35 million sublimit for letters of credit.

Under the terms of the Credit Facility, we will pay a variable rate of interest and a fee on borrowed amounts as well as a commitment fee on unused amounts under the facility. The amount of the commitment fee will depend upon both the undrawn amount remaining available under the facility and the Company’s funded debt to EBITDA (as defined in the agreement) ratio at the last day of each quarter.

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes. As of June 30, 2020, the Company has used $7.3 million against the letter of credit sub-facility and had the ability to borrow $203.6 million under the facility based on our current trailing twelve-month EBITDA. The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants. The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1. Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to the lower of $20.0 million or 10% of EBITDA. The facility allows for unlimited non-cash charges including purchase accounting and goodwill adjustments. At June 30, 2020, the Company’s Interest Coverage Ratio was 9.09:1.

Leverage Ratio- The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1. Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period. At June 30, 2020, the Company’s Leverage Ratio was 1.47:1.

As of June 30, 2020, we had borrowings under our facility of $200.0 million.  In order to manage our interest rate exposure on these borrowings, we are party to $200.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.27%.  The effective rate of interest for our outstanding borrowings, including the impact of the interest rate swaps, was 2.59%.  Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.

Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect that fiscal year 2021 depreciation and amortization expense will be between $20.0 and $22.0 million and $11.0 and $12.0 million, respectively.

The following table sets forth our capitalization at June 30:

	2020	2019
Long-term debt	$199,150	$197,610
Less cash and cash equivalents	118,809	93,145
Net debt	80,341	104,465
Stockholders' equity	461,632	464,313
Total capitalization	$541,973	$568,778

Stockholders’ equity decreased year over year by $2.7 million, primarily as a result of $21.2 million of cash returned to shareholders in the form of dividends and stock repurchases offset by current year net income of $20.2 million.  The Company's net debt to capital percentage changed to 14.8% as of June 30, 2020 from 18.4% in the prior year.

Contractual obligations of the Company as of June 30,2020 are as follows (in thousands):

	Payments Due by Period
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	Year	Years	Years	Years
Long-term debt obligations	$200,000	$-	$-	$200,000	$-
Operating lease obligations	44,696	9,520	13,369	9,002	12,805
Estimated interest payments (1)	25,994	6,001	11,526	8,467	-
Post-retirement benefit payments (2)	46,362	9,969	17,967	15,510	2,916
Total	$317,052	$25,490	$42,862	$232,979	$15,721

(1)

Estimated interest payments are based upon effective interest rates as of June 30, 2020, and exclude any interest rate swaps which are assets to us. See Item 7A for further discussions surrounding interest rate exposure on our variable rate borrowings.

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

At June 30, 2020, we had $8.6 million of non-current liabilities for uncertain tax positions. We are not able to provide a reasonable estimate of the timing of future payments related to these obligations.

Off Balance Sheet Items

At June 30, 2020, and 2019, the Company had standby letters of credit outstanding, primarily for insurance and trade financing purposes, of $7.3 million and $7.6 million, respectively.

We had no other material off balance sheet items at June 30, 2020.

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

Defined Benefit Pension Plans – We record expenses related to these plans based upon various actuarial assumptions such as discount rates and assumed rates of returns.  The Company’s pension plan is frozen for substantially all eligible U.S. employees and participants in the plan ceased accruing future benefits.

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

In general, the Company recognizes revenue at the point in time control transfers to their customer based on predetermined shipping terms. Revenue recognized under long-term contracts within the Engineering Technologies and Engraving groups for highly customized customer products that have no alternative use and in which the contract specifies the Company has a right to payment for its costs, plus a reasonable margin are recognized over time. For products recognized over time, the transfer of control is measured pro rata, based upon current estimates of costs to complete such contracts. Losses on contracts are fully recognized in the period in which the losses become determinable. Revisions in profit estimates are reflected on a cumulative basis in the period in which the basis for such revision becomes known.

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

Realizability of Inventories – Inventories are valued at the lower of cost or market.  The Company regularly reviews inventory values on hand using specific aging categories and records a write down for obsolete and excess inventory based on historical usage and estimated future usage.  As actual future demand or market conditions may vary from those projected by management, adjustments to inventory valuations may be required.

Realization of Goodwill – Goodwill and certain indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount of the asset.  The Company’s annual test for impairment is performed using a May 31st measurement date. We have identified our reporting units for impairment testing as our seven operating segments, which are aggregated into our five reporting segments as disclosed in Note 17 – Industry Segment Information.

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

Our annual impairment testing at each reporting unit relied on assumptions surrounding general market conditions, short-term growth rates, a terminal growth rate of 2.5%, and detailed management forecasts of future cash flows prepared by the relevant reporting unit.  Fair values were determined primarily by discounting estimated future cash flows at a weighted average cost of capital of 9.12%.  During our annual impairment testing, we evaluated the sensitivity of our most critical assumption, the discount rate, and determined that a 150-basis point change in the discount rate selected would not have impacted the test results.  Additionally, the Company could reduce the terminal growth rate from its current 2.5% to 1.0% and the fair value of all reporting units would still exceed their carrying value.

While we believe that our estimates of future cash flows are reasonable, changes in assumptions could significantly affect our valuations and result in impairments in the future.  The most significant assumption involved in the Company’s determination of fair value is the cash flow projections of each reporting unit.

As a result of our annual assessment in the fourth quarter of fiscal year 2020, the Company determined that the fair value of the seven reporting units substantially exceeded their respective carrying values.  Therefore, no impairment charges were recorded in connection with our annual assessment during the fourth quarter of fiscal year 2020.

In connection with the planned divestiture of the Refrigerated Solutions Group, we performed an interim assessment of our goodwill balances and compared the fair value of each reporting unit, Master-Bilt and NorLake, to its carrying value in the third quarter of fiscal year 2020.  This resulted in an asset impairment charge of $7.7 million in discontinued operations, which represented the full amount of goodwill associated with both reporting units. In addition, due to the impact that the COVID-19 pandemic has on our projected operating results, cash flow, and market capitalization, we completed an interim goodwill impairment assessment for our remaining reporting units. As a result of our assessment in the third quarter, the Company determined that the fair value of its reporting units, with the exception of RSG, substantially exceeded their respective carrying values.  Therefore, no additional impairment charges were recorded in connection with our third quarter 2020 assessment.

Cost of Employee Benefit Plans – We provide a range of benefits to certain retirees, including pensions and some postretirement benefits.  We record expenses relating to these plans based upon various actuarial assumptions such as discount rates, assumed rates of return, compensation increases and turnover rates.  The expected return on plan assets assumption of 7.0% in the U.S. is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.  We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets as well as our current expectations for long-term rates of returns for our pension assets.  The U.S. discount rate of 2.9% reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.  We review our actuarial assumptions, including discount rate and expected long-term rate of return on plan assets, on at least an annual basis and make modifications to the assumptions based on current rates and trends when appropriate.  Based on information provided by our actuaries and other relevant sources, we believe that our assumptions are reasonable.

The cost of employee benefit plans includes the selection of assumptions noted above.  A twenty-five-basis point change in the U.S. expected return on plan assets assumptions, holding our discount rate and other assumptions constant, would increase or decrease pension expense by approximately $0.5 million per year.  A twenty-five-basis point change in our discount rate, holding all other assumptions constant, would have no impact on 2020 pension expense as changes to amortization of net losses would be offset by changes to interest cost.  In future years, the impact of discount rate changes could yield different sensitivities. See the Notes to the Consolidated Financial Statements for further information regarding pension plans.

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

Leases - Effective July 1, 2019, we adopted ASU 2016-02, Leases (Topic 842), using the modified retrospective approach and utilizing the effective date as its date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840, Leases (“ASC 840”). We have elected to apply the ‘package of practical expedients’ which allow us to not reassess i) whether existing or expired arrangements contain a lease, ii) the lease classification of existing or expired leases, or iii) whether previous initial direct costs would qualify for capitalization under the new lease standard.

At the inception of an arrangement, we determined whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. We do not have material financing leases.

Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. The interest rate implicit in lease contracts is typically not readily determinable. As a result, we utilize our incremental borrowing rate to discount lease payments, which reflects the fixed rate at which we could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. To estimate our incremental borrowing rate, a credit rating applicable to the Company is estimated using a synthetic credit rating analysis since we do not currently have a rating agency-based credit rating

We have elected not to recognize leases with an original term of one year or less on the balance sheet. We typically only include an initial lease term in our assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew.

 Recently Issued Accounting Pronouncements

See "Item 8. Financial Statements and Supplementary Data, Note 1. Summary of Accounting Policies” for information regarding the effect of recently issued accounting pronouncements on our consolidated statements of operations, comprehensive income, stockholders’ equity, cash flows, and notes for the year ended June 30, 2020.

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

Exchange Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as loan payments, customer remittances, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At June 30, 2020 and 2019, the fair value, in the aggregate, of the Company’s open foreign exchange contracts was a liability of $2.5 million and $3.1 million respectively.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at June 30, 2020, would not result in a material change in our operations, financial position, or cash flows.  We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate

The Company’s effective interest rate on borrowings was 2.59% and 3.88% at June 30, 2020 and 2019, respectively.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings, and is mitigated by our use of interest rate swap agreements to modify our exposure to interest rate movements.  At June 30, 2020, we have $200.0 million of active floating to fixed rate swaps with terms ranging from two to five years.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.27%.  At June 30, 2020 and 2019, the fair value, in the aggregate, of the Company’s interest rate swaps were liabilities of $6.7 million and $1.4 million respectively. A 25-basis point increase in interest rates would not change our annual interest expense as all of our outstanding debt is currently converted to fixed rate debts by means of interest rate swaps.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of June 30, 2020, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

The Engineering Technologies, Specialty Solutions, and Electronics segments are all sensitive to price increases for steel products, other metal commodities and petroleum based products.  In the past year, we have experienced price fluctuations for a number of materials including rhodium, steel, and other metal commodities.  These materials are some of the key elements in the products manufactured in these segments.  Wherever possible, we will implement price increases to offset the impact of changing prices.  The ultimate acceptance of these price increases, if implemented, will be impacted by our affected divisions’ respective competitors and the timing of their price increases.

Item 8. Financial Statements and Supplementary Data

As of June 30 (in thousands, except share data)	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$118,809	$93,145
Accounts receivable, net	98,157	103,374
Inventories	85,031	76,302
Prepaid expenses and other current assets	18,870	21,820
Income taxes receivable	8,194	1,622
Current assets-Discontinued Operations	2,936	37,610
Total current assets	331,997	333,873

Property, plant and equipment, net	132,533	134,239
Intangible assets, net	106,412	118,660
Goodwill	271,221	273,843
Deferred tax asset	17,322	14,140
Operating lease right-of-use asset	44,788	-
Other non-current assets	26,605	25,105
Long-term assets-Discontinued Operations	-	22,029
Total non-current assets	598,881	588,016

Total assets	$930,878	$921,889

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$54,910	$54,201
Accrued liabilities	59,929	50,176
Income taxes payable	7,428	5,735
Current liabilities-Discontinued Operations	610	31,503
Total current liabilities	122,877	141,615

Long-term debt	199,150	197,610
Operating lease long-term liabilities	36,293	-
Accrued pension and other non-current liabilities	110,926	116,128
Non-current liabilities-Discontinued Operations	-	2,223
Total non-current liabilities	346,369	315,961

Commitments and Contingencies (Note 12)

Stockholders' equity:
Common stock, par value $1.50 per share - 60,000,000 shares authorized, 27,984,278 issued, 12,235,786 and 12,334,607 shares outstanding in 2020 and 2019	41,976	41,976
Additional paid-in capital	72,752	65,515
Retained earnings	827,656	818,282
Accumulated other comprehensive loss	(147,659)	(137,278)
Treasury shares (15,748,492 shares in 2020 and 15,649,671 shares in 2019)	(333,093)	(324,182)
Total stockholders' equity	461,632	464,313

Total liabilities and stockholders' equity	$930,878	$921,889

See notes to consolidated financial statements.

Consolidated Statements of Operations

Standex International Corporation and Subsidiaries

For the Years Ended June 30
(in thousands, except per share data)	2020	2019	2018
Net sales	$604,535	$639,931	$595,515
Cost of sales	(389,080)	(405,264)	(369,516)
Gross profit	215,455	234,667	225,999

Selling, general and administrative	148,499	150,327	140,680
Restructuring costs	4,669	1,289	3,428
Acquisition related expenses	1,759	3,075	3,749
Other operating (income) expense, net	-	500	-
Income from operations	60,528	79,476	78,142

Interest expense	7,475	10,760	8,029
Other non-operating (income) expense, net	(1,021)	1,742	1,720
Total	6,454	12,502	9,749

Income from continuing operations before income taxes	54,074	66,974	68,393
Provision for income taxes	(13,060)	(18,688)	(38,026)
Income from continuing operations	41,014	48,286	30,367

Income (loss) from discontinued operations, net of tax	(20,826)	19,628	6,237

Net income	$20,188	$67,914	$36,604

Basic earnings per share:
Income (loss) from continuing operations	$3.33	$3.84	$2.39
Income (loss) from discontinued operations	(1.69)	1.56	0.49
Total	$1.64	$5.40	$2.88

Diluted earnings per share:
Income (loss) from continuing operations	$3.31	$3.83	$2.37
Income (loss) from discontinued operations	(1.68)	1.55	0.49
Total	$1.63	$5.38	$2.86

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

Standex International Corporation and Subsidiaries

For the Years Ended June 30 (in thousands)	2020	2019	2018

Net income	$20,188	$67,914	$36,604
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$(9,179)	$(20,382)	$6,159
Amortization of unrecognized costs	5,750	4,461	5,485
Derivative instruments:
Change in unrealized gains and (losses)	(5,247)	(1,576)	2,541
Amortization of unrealized gains and (losses) into interest expense	(856)	1,410	292
Foreign currency translation gains (losses)	(3,388)	(2,645)	94
Other comprehensive income (loss) before tax	$(12,920)	$(18,732)	$14,571

Income tax (provision) benefit:
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$2,315	$4,742	$(1,436)
Amortization of unrecognized costs	(1,387)	(1,089)	(1,461)
Derivative instruments:
Change in unrealized gains and (losses)	1,746	(419)	(339)
Amortization of unrealized gains and (losses) into interest expense	(135)	79	(43)
Income tax (provision) benefit to other comprehensive income (loss)	$2,539	$3,313	$(3,279)

Other comprehensive income (loss), net of tax	(10,381)	(15,419)	11,292
Comprehensive income	$9,807	$52,495	$47,896

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

Standex International Corporation and Subsidiaries				Accumulated
				Other
		Additional		Comprehensive			Total
For the Years Ended June 30	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, June 30, 2017	$41,976	$56,783	$716,605	$(115,938)	15,322	$(290,762)	$408,664
Stock issued for employee stock option and purchase plans, including related income tax benefit and other	-	(417)	-	-	(70)	1,334	917
Stock-based compensation	-	4,962	-	-	-	-	4,962
Treasury stock acquired	-	-	-	-	27	(2,652)	(2,652)
Adoption of ASU 2018-02	-	-	17,215	(17,215)	-	-	-
Comprehensive income:	-	-	-	-	-	-	-
Net Income	-	-	36,604	-	-	-	36,604
Foreign currency translation adjustment	-	-	-	94	-	-	94
Pension and OPEB adjustments, net of tax of $2.9 million	-	-	-	8,748	-	-	8,748
Change in fair value of derivatives, net of tax of $0.4 million	-	-	-	2,452	-	-	2,452
Dividends declared ($0.70 per share)	-	-	(8,994)	-	-	-	(8,994)
Balance, June 30, 2018	$41,976	$61,328	$761,430	$(121,859)	15,279	$(292,080)	$450,795
Stock issued for employee stock option and purchase plans and other	-	(163)	-	-	(67)	1,292	1,129
Stock-based compensation	-	4,350	-	-	-	-	4,350
Treasury stock acquired	-	-	-	-	438	(33,394)	(33,394)
Adoption of ASC 606	-	-	(1,107)	-	-	-	(1,107)
Comprehensive income:	-	-	-	-	-	-	-
Net Income	-	-	67,914	-	-	-	67,914
Foreign currency translation adjustment	-	-	-	(2,645)	-	-	(2,645)
Pension and OPEB adjustments, net of tax of $3.7 million	-	-	-	(12,268)	-	-	(12,268)
Change in fair value of derivatives, net of tax of $0.7 million	-	-	-	(506)	-	-	(506)
Dividends declared ($0.78 per share)	-	-	(9,955)	-	-	-	(9,955)
Balance, June 30, 2019	$41,976	$65,515	$818,282	$(137,278)	15,650	$(324,182)	$464,313
Stock issued for employee stock option and purchase plans and other	-	211	-	-	(74)	1,526	1,737
Stock-based compensation	-	7,026	-	-	-	-	7,026
Treasury stock acquired	-	-	-	-	172	(10,437)	(10,437)
Adoption of ASC 606	-	-	(55)	-	-	-	(55)
Comprehensive income:	-	-		-	-	-	-
Net Income	-	-	20,188	-	-	-	20,188
Foreign currency translation adjustment	-	-	-	(3,388)	-	-	(3,388)
Pension and OPEB adjustments, net of tax of $0.9 million	-	-	-	(2,500)	-	-	(2,500)
Change in fair value of derivatives, net of tax of $1.6 million	-	-	-	(4,493)	-	-	(4,493)
Dividends declared ($0.86 per share)	-	-	(10,759)	-	-	-	(10,759)
Balance, June 30, 2020	$41,976	$72,752	$827,656	$(147,659)	15,748	$(333,093)	$461,632

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

For the Years Ended June 30 (in thousands)	2020	2019	2018
Cash Flows from Operating Activities
Net income	$20,188	$67,914	$36,604
Income (loss) from discontinued operations	(20,826)	19,628	6,237
Income (loss) from continuing operations	41,014	48,286	30,367
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,294	29,288	25,035
Stock-based compensation	7,026	4,350	4,962
Non-cash portion of restructuring charge	386	(329)	(1,264)
(Gain) loss on disposal of real estate and equipment	-	-	(655)
Deferred Income Taxes	5,635	(3,509)	7,391
Life Insurance Benefit	(1,302)	-	-
Increase/(decrease) in cash from changes in assets and liabilities, net of effects from discontinued operations and business acquisitions:
Accounts receivables, net	2,325	7,181	(7,352)
Inventories	(9,050)	7,203	(10,016)
Contributions to defined benefit plans	(4,040)	(1,359)	(6,966)
Prepaid expenses and other	(10,960)	(14,271)	752
Accounts payable	174	(2,074)	(4,874)
Accrued payroll, employee benefits and other liabilities	2,342	6,105	13,872
Income taxes payable	(11,167)	(7,942)	735
Net cash provided by operating activities from continuing operations	54,677	72,929	51,987
Net cash used for operating activities from discontinued operations	(7,435)	417	12,938
Net cash provided by operating activities	47,242	73,346	64,925
Cash Flows from Investing Activities
Expenditures for capital assets	(21,521)	(32,507)	(23,567)
Expenditures for acquisitions, net of cash acquired	(622)	(127,924)	(10,397)
Expenditures for executive life insurance policies	(281)	(377)	(310)
Proceeds from sale of real estate and equipment	180	3,164	2,852
Other investing activity	1,624	-	2,130
Net cash (used for) investing activities from continuing operations	(20,620)	(157,644)	(29,292)
Net cash provided by investing activities from discontinued operations	20,003	107,973	(2,973)
Net cash provided by (used for) investing activities	(617)	(49,671)	(32,265)

Cash Flows from Financing Activities
Proceeds from borrowings	106,500	241,950	163,500
Payments of debt	(105,300)	(237,150)	(164,788)
Contingent consideration payment	(872)	(910)	-
Stock issued under employee stock option and purchase plans	1,738	1,129	915
Purchase of treasury stock	(10,437)	(33,394)	(2,652)
Cash dividends paid	(10,606)	(9,826)	(8,888)
Net cash provided by (used for) financing activities	(18,977)	(38,201)	(11,913)
Effect of exchange rate changes on cash	(1,984)	(1,931)	289
Net change in cash and cash equivalents	25,664	(16,457)	21,036
Cash and cash equivalents at beginning of year	93,145	109,602	88,566
Cash and cash equivalents at end of year	$118,809	$93,145	$109,602

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$6,324	$9,471	$6,178
Income taxes, net of refunds	$18,737	$23,969	$22,145

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

Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. Estimates are based on historical experience, actuarial estimates, current conditions and various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when they are not readily apparent from other sources. These estimates assist in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The estimates and assumptions used in the preparation of the consolidated financial statements have considered the implications on the Company as a result of the onset of the COVID-19 pandemic and its related economic impacts. As a result of the COVID 19 pandemic,  there is heightened volatility and uncertainty in customer demand and the worldwide economy. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of June 30, 2020 and the issuance date of this Annual Report on Form 10-K

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments purchased with a maturity of three months or less. These investments are carried at cost, which approximates fair value. At June 30, 2020 and 2019 the Company’s cash was comprised solely of cash on deposit.

Trading Securities

The Company purchases investments for its non-qualified defined contribution plan for employees who exceed certain thresholds under our traditional 401(k) plan. These investments are classified as trading and reported at fair value. The investments generally consisting of mutual funds, are included in other non-current assets and amounted to $2.1 million at June 30, 2020 and $2.4 million at June 30, 2019. Gains and losses on these investments are recorded as other non-operating income (expense), net in the Consolidated Statements of Operations.

Accounts Receivable Allowances

The Company has provided an allowance for doubtful accounts reserve which represents the best estimate of probable loss inherent in the Company’s account receivables portfolio. This estimate is derived from the Company’s knowledge of its end markets, customer base, products, and historical experience.

The changes in the allowances for uncollectible accounts during 2020, 2019, and 2018 were as follows (in thousands):

	2020	2019	2018
Balance at beginning of year	$1,250	$1,590	$1,131
Acquisitions and other	192	66	(193)
Provision charged to expense	824	(48)	671
Write-offs, net of recoveries	(153)	(358)	(19)
Balance at end of year	$2,113	$1,250	$1,590

Inventories

Inventories are stated at the lower of (first-in, first-out) cost or market. Inventory quantities on hand are reviewed regularly, and write downs are made for obsolete, slow moving, and non-saleable inventory, based primarily on management’s forecast of customer demand for those products in inventory.

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

The Company did not have any transfers of assets and liabilities among levels of the fair value measurement hierarchy during the years ended June 30, 2020 or 2019.

Cash and cash equivalents, accounts receivable, accounts payable and debt are carried at cost, which approximates fair value.

The fair values of our financial instruments at June 30, 2020 and 2019 were (in thousands):

	2020
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - deferred compensation plan	$2,065	$2,065	$-	$-
Interest rate swaps	-	-	-	-

Financial Liabilities
Foreign exchange contracts	$2,477	$-	$2,477	$-
Interest rate swaps	6,667	-	6,667	-
Contingent acquisition payments (a)	1,343	-	-	1,343

	2019
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - deferred compensation plan	$2,354	$2,354	$-	$-
Interest rate swaps	52	-	52	-

Financial Liabilities
Foreign exchange contracts	$3,052	$-	$3,052	$-
Interest rate swaps	1,432	-	1,432	-
Contingent acquisition payments(a)	6,418	-	-	6,418

(a) The fair value of our contingent consideration arrangement is determined based on our evaluation as to the probability and amount of any deferred compensation that has been earned to date.

The Company’s financial liabilities based upon Level 3 inputs include contingent consideration arrangements relating to its acquisition of Horizon Scientific, Piazza Rosa and GS Engineering. The Company is contractually obligated to pay contingent consideration payments to the Sellers of these businesses based on the achievement of certain criteria.

Contingent consideration payable to the Horizon seller is based on continued employment of the seller on the second and third anniversary of the closing date of the acquisition. The Company is contractually obligated to pay contingent consideration payments in connection with the Horizon Scientific acquisition based on the criteria of continued employment of the seller on the second and third anniversary of the closing date of the acquisition. The seller of Horizon remained employed on the second and third anniversaries of the closing date and payments were made to the seller in the second quarters of fiscal year 2019 and 2020. This obligation is considered settled as of  June 30, 2020.

The Company is contractually obligated to pay contingent consideration payments in connection with the Piazza Rosa acquisition based on the achievement of certain revenue targets during each of the first three years following acquisition. Contingent acquisition payments are payable in euros and can be paid in periods through fiscal year 2021. Piazza Rosa exceeded the defined revenue targets during the first and second years and payments were made to the Piazza Rosa sellers during the first quarter of fiscal year 2019 and the second quarter of fiscal year 2020.  As of June 30, 2020, the Company could be required to pay up to $0.8 million for contingent consideration arrangements if the revenue targets are met.

The Company is also obligated to pay contingent consideration to the sellers of GS Engineering in the event that certain revenue and gross margin targets are achieved during the five years following acquisition. The targets set in the GS stock purchase agreement were not met for the first year, which concluded in the fourth quarter of fiscal year 2020.  As of June 30, 2020, the Company could be required to pay up to $12.8 million for contingent consideration arrangements if the revenue and gross margin targets are met in fiscal years 2021 through 2024.

The Company has determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments was based on several factors, the most significant of which are continued employment of the seller and the risk-adjusted discount rate for the fair value measurement. As of June 30, 2020, the range of outcomes nor the assumptions used to develop the estimates had changed.

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

Our total advertising expenses, which are classified under selling, general, and administrative expenses are primarily related to trade shows, and totaled $1.3 million, $2.5 million, and $2.4 million for the years ended June 30, 2020, 2019, and 2018, respectively.

Research and Development

Research and development expenditures are expensed as incurred. Total research and development costs, which are classified under selling, general, and administrative expenses, were $6.9 million, $6.3 million, and $3.9 million for the years ended June 30, 2020, 2019, and 2018, respectively.

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

The changes in continuing operations warranty reserve, which are recorded as accrued liabilities, during 2020, 2019, and 2018 were as follows (in thousands):

	2020	2019	2018
Balance at beginning of year	$1,911	$1,849	$1,580
Acquisitions and other charges	(86)	(85)	(138)
Warranty expense	1,783	2,346	1,826
Warranty claims	(1,827)	(2,199)	(1,419)
Balance at end of year	$1,781	$1,911	$1,849

The decrease in warranty expense during 2020 compared to 2019 is primarily due to better warranty claim experience in the Specialty Solutions Group.

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

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act” or “TCJA”) was passed which, among other things, reduces the federal corporate tax rate to 21.0% effective for taxable years starting on or after January 1, 2018.  For the years ended June 30, 2020 and 2019, the Company recorded federal taxes using a federal rate of 21.0%.

The provision for fiscal year ending June 30, 2020 and 2019 was impacted by several law changes implemented by the Act such as the interest deduction limitation and Global Intangible Low Taxed Income (GILTI).  As allowed under US GAAP, the Company has elected to treat any taxes due on future U.S. inclusions in taxable income under the GILTI provision as a current-period expense when incurred.  The Company will continue to monitor guidance regarding these changes and their impact on the financial statements in later periods.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2020 was $13.1 million, or an effective rate of 24.3% compared to $18.7 million, or an effective rate of 27.9% for the year ended June 30, 2019, and $38.0 million, or an effective rate of 55.5% for the year ended June 30, 2018. Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, the amount of the Company's income or loss, the mix of income earned in the US versus outside the US, the effective tax rate in each of the countries in which we earn income, and any one-time tax issues which occur during the period.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2020 was impacted by the following items: (i) a tax benefit of $1.2 million related to the Federal R&D credit, (ii) a tax provision of $1.4 million due to the mix of income in various jurisdictions, (iii) a tax benefit of $0.7 million related to the release of uncertain tax provision reserves,, and (iv) a tax provision of $0.8 million related to GILTI.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2019 was impacted by the following items: (i) a tax benefit related to the impact of the Sec. 965 toll tax of $0.8 million, (ii) a tax provision of $0.3 million related to the elimination of the performance based compensation exception for executive compensation under Sec. 162(m) of the Internal Revenue Code, and (iii) a tax provision related to expected foreign withholding taxes on cash repatriation of $2.1 million.

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

Earnings Per Share

(share amounts in thousands)	2020	2019	2018
Basic – Average Shares Outstanding	12,324	12,574	12,698
Effect of Dilutive Securities – Stock Options and Restricted Stock Awards	63	59	90
Diluted – Average Shares Outstanding	12,387	12,633	12,788

Both basic and diluted income is the same for computing earnings per share. There were 32,000 outstanding instruments that had an anti-dilutive effect at June 30, 2020. There were no outstanding instruments that had an anti-dilutive effect at June 30,  2019 and 2018.

Recently Issued Accounting Pronouncements

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

In  June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement approach for credit losses on financial assets measured on an amortized cost basis from an “incurred loss” method to “an expected loss” method. In  November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. ASU 2019-11 is an accounting pronouncement that amends ASU 2016-10. This amendment provides clarity and improves the codification to ASU 2016-03. The pronouncements are concurrently effective for fiscal years beginning after  December 15, 2019 and interim periods therein. The Company is currently assessing the potential impact of the adoption of ASU 2016-13 and ASU 2019-11 on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test.  Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.  ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity's testing of reporting units for goodwill impairment.  It further clarifies that an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The Company adopted ASU 2017-04 in fiscal year 2020.

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

2. Acquisitions

The Company’s recent acquisitions are strategically significant to the future growth prospects of the Company.  At the time of the acquisition and June 30, 2020, the Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

Subsequent to the end of the fiscal year, during July of 2020, the Company acquired Renco Electronics, a designer and manufacturer of customized standard magnetics components and products including transformers, inductors, chokes and coils for power and RF applications.  Renco’s results will be reported within the Electronics segment beginning in fiscal year 2021.

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

Intangible assets of $9.1 million are recorded, consisting of $5.6 million for developed technology to be amortized over a period of 15 years, $0.9 million for indefinite lived trademarks, and $2.6 million of customer relationships to be amortized over 12 years. The goodwill of $15.5 million created by the transaction is deductible for income tax purposes.

The components of the fair value of the GS Engineering acquisition, including the final allocation of the purchase price at June 30, 2020, are as follows (in thousands):

	Preliminary Allocation
	June 30, 2019	Adjustments	Final Allocation
Fair value of business combination:
Cash payments	$30,002	780	$30,782
Less, cash acquired	(622)	(158)	(780)
Fair value of contingent consideration	500	-	500
Total	$29,880	$622	$30,502

Identifiable assets acquired and liabilities assumed:
Other acquired assets	$2,197	$(679)	$1,518
Inventories	228	168	396
Customer Backlog	180	(180)	-
Property, plant, and equipment	1,391	3,179	4,570
Identifiable intangible assets	8,910	200	9,110
Goodwill	17,976	(2,518)	15,458
Liabilities assumed	(1,002)	452	(550)
Total	$29,880	$622	$30,502

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

The components of the fair value of the Agile acquisition, including the final allocation of the purchase price are as follows (in thousands):

	Preliminary Allocation September 30, 2019	Adjustments	Final Allocation
Fair value of business combination:
Cash payments	$39,194	$-	$39,194
Less, cash acquired	(1)	-	(1)
Total	$39,193	$-	$39,193

	Preliminary Allocation September 30, 2019	Adjustments	Final Allocation
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$1,928	$(35)	$1,893
Inventories	2,506	268	$2,774
Customer Backlog	-	200	$200
Property, plant, & equipment	1,318	(348)	$970
Identifiable intangible assets	13,718	3,632	$17,350
Goodwill	20,142	(3,708)	$16,434
Liabilities assumed	(419)	(9)	$(428)
Total	$39,193	$-	$39,193

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

The components of the fair value of the Tenibac acquisition, including the final allocation of the purchase price are as follows (in thousands):

	Preliminary Allocation September 30, 2019	Adjustments	Final Allocation

Fair value of business combination:
Cash payments	$57,284	$-	$57,284
Less cash acquired	(558)	-	(558)
Total	$56,726	$-	$56,726

	Preliminary Allocation September 30, 2019	Adjustments	Final Allocation
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$5,023	$(1,253)	$3,770
Inventories	324	-	324
Customer backlog	1,000	(800)	200
Property, plant, & equipment	2,490	(19)	2,471
Identifiable intangible assets	15,960	900	16,860
Goodwill	32,949	1,411	34,360
Liabilities assumed	(1,020)	(239)	(1,259)
Total	$56,726	$-	$56,726

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

Deferred compensation costs relate to payments due to the Horizon Scientific seller of $2.8 million on the second anniversary and $5.6 million on the third anniversary of the closing date of the purchase.  For the fiscal years ended June 30, 2020 and 2019, we recorded deferred compensation costs of $1.2 million and $2.8 million, respectively, related to estimated deferred compensation earned by the Horizon Scientific seller to date.  The payments were contingent on the seller remaining an employee of the Company, with limited exceptions, at each anniversary date. The final payment due to the seller was made during the second quarter of fiscal year 2020, and this liability is now considered settled.

Acquisition related costs consist of miscellaneous professional service fees and expenses for our recent acquisitions.

The components of acquisition-related costs are as follows (in thousands):

	June 30,	June 30,
	2020	2019
Deferred compensation arrangements	$1,170	$2,810
Acquisition-related costs	589	265
Total	$1,759	$3,075

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

Disaggregation of Revenue from Contracts with Customers

Financial information for fiscal year 2017 has not been restated and continued to be reported under the guidance in effect prior to the adoption of ASC 606.

The following table presents revenue disaggregated by product line and segment (in thousands):

	Year Ended
Revenue by Product Line	June 30, 2020	June 30, 2019	June 30, 2018
Electronics	185,294	204,073	196,291

Engraving Services	132,586	139,769	123,822
Engraving Products	11,150	9,924	12,453
Total Engraving	143,736	149,693	136,275

Scientific	57,523	57,621	52,086

Engineering Technologies	104,047	105,270	90,781

Hydraulics Cylinders and System	51,722	53,943	48,169
Merchandising & Display	31,488	34,532	34,932
Pumps	30,725	34,799	36,981
Total Specialty Solutions	113,935	123,274	120,082

Total Revenue by Product Line	$604,535	$639,931	$595,515

The following table presents revenue from continuing operations disaggregated by geography based on company’s locations (in thousands):

	Year Ended
Net sales	June 30, 2020	June 30, 2019	June 30, 2018
United States	$364,188	$370,235	$321,284
Asia Pacific	98,665	108,667	108,569
EMEA (1)	128,037	144,636	149,249
Other Americas	13,645	16,393	16,413
Total	$604,535	$639,931	$595,515

(1)  EMEA consists primarily of Europe, Middle East and S. Africa.

The following table presents revenue from continuing operations disaggregated by timing of recognition (in thousands):

	Year Ended
Timing of Revenue Recognition	June 30, 2020	June 30, 2019
Products and services transferred at a point in time	$569,426	$607,980
Products transferred over time	35,109	31,951
Net Sales	$604,535	$639,931

Contract Balances

Contract assets represent sales recognized in excess of billings related to work completed but not yet shipped for which revenue is recognized over time. Contract assets are recorded as accounts receivable.

Contract liabilities are customer deposits for which revenue has not been recognized.  Current contract liabilities are recorded as accrued expenses.

The following table provides information about contract assets and liability balances as of June 30, 2020 and 2019 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended June 30, 2020
Contract assets:
Prepaid and other current assets	8,418	41,462	40,740	9,140
Contract liabilities:
Customer deposits	1,358	11,939	10,999	2,298

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended June 30, 2019
Contract assets:
Prepaid and other current assets	5,904	24,380	21,866	8,418
Contract liabilities:
Customer deposits	2,552	6,336	7,530	1,358

During the years ended June 30, 2020 and 2019, we recognized the following revenue as a result of changes in the contract liability balances (in thousands):

Year ended
Revenue recognized in the period from:	June 30, 2020
Amounts included in the contract liability balance at the beginning of the period	$1,358

Year ended
Revenue recognized in the period from:	June 30, 2019
Amounts included in the contract liability balance at the beginning of the period	$2,552

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

4. Inventories

Inventories are comprised of (in thousands):

June 30	2020	2019
Raw materials	$37,257	$34,902
Work in process	25,527	26,213
Finished goods	22,247	15,187
Total	$85,031	$76,302

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses and were $9.0 million, $9.7 million, and $8.7 million in 2020, 2019 and 2018, respectively.

5. Property, plant and equipment

Property, plant and equipment consist of the following (in thousands):

June 30	2020	2019
Land, buildings and leasehold improvements	$69,869	$67,296
Machinery, equipment and other	203,258	200,017
Total	273,127	267,313
Less accumulated depreciation	(140,594)	(133,074)
Property, plant and equipment - net	$132,533	$134,239

Depreciation expense for the years ended June 30, 2020, 2019, and 2018 totaled $19.2 million, $17.5 million, and $15.9 million, respectively.

6. Goodwill

Goodwill and certain indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. The Company’s annual test for impairment is performed using a May 31st measurement date.

The Company has identified its reporting units for impairment testing as its seven operating segments, which are aggregated into five reporting segments as disclosed in Note 17 – Industry Segment Information.

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

In connection with the planned divestiture of the Refrigerated Solutions Group, the Company compared the fair value of each reporting unit, Master-Bilt and NorLake, to its carrying value as of March 31, 2020.  This resulted in an asset impairment charge in the third quarter of fiscal year 2020 of $7.7 million in discontinued operations, which represented the full amount of goodwill associated with both reporting units. In addition, due to the impact that the COVID-19 pandemic had on projected operating results, cash flow, and market capitalization, the Company completed an interim goodwill impairment assessment for its remaining reporting units in the third quarter of fiscal year 2020. As a result of the assessment in the third quarter, the Company determined that the fair value of its reporting units, with the exception of RSG, substantially exceeded their respective carrying values.  Therefore, no additional impairment charges were recorded in connection with the third quarter 2020 assessment.

The Company completed its annual impairment testing as of May 31, 2020, and determined that the fair value of each of its reporting units substantially exceeded each unit’s respective carrying value, therefore, no impairment charges were recorded in connection with the testing and assessment during the fourth quarter of 2020.  The Company completed its annual impairment testing as of May 31, 2019, and determined that the fair value of each reporting unit substantially exceeded each unit’s respective carrying value, therefore, no impairment charges were recorded in connection with the testing and assessment during 2019.

Changes to goodwill associated with continuing operations during the years ended June 30, 2020 and 2019 are as follows (in thousands):

	2020	2019
Balance at beginning of year	$273,843	$204,091
Acquisitions	(1,699)	68,392
Foreign currency translation	(923)	1,360
Balance at end of year	$271,221	$273,843

7. Intangible Assets

Intangible assets consist of the following (in thousands):

		Tradenames
	Customer	(Indefinite-	Developed
	Relationships	lived)	Technology	Other	Total
June 30, 2020
Cost	$74,104	$19,916	$55,164	$3,980	$153,164
Accumulated amortization	(31,003)	-	(13,006)	(2,743)	(46,752)
Balance, June 30, 2020	$43,101	$19,916	$42,158	$1,237	$106,412

June 30, 2019
Cost	$75,018	$19,977	$55,164	$5,492	$155,651
Accumulated amortization	(24,476)	-	(8,765)	(3,750)	(36,991)
Balance, June 30, 2019	$50,542	$19,977	$46,399	$1,742	$118,660

Amortization expense from continuing operations for the years ended June 30, 2020, 2019, and 2018, totaled $11.6 million, $10.5 million, and $8.1 million, respectively. At June 30, 2020, aggregate amortization expense is estimated to be $11.0 million in fiscal 2021, $10.4 million in fiscal 2022, $9.6 million in fiscal 2023, $8.7 million in fiscal 2024, $8.2 million in fiscal 2025, and $38.6 million thereafter.

8. Debt

Long-term debt is comprised of the following at June 30 (in thousands):

	2020	2019
Bank credit agreements	$200,000	$198,800
Other	-	-
Total funded debt	200,000	198,800
Issuance Cost	(850)	(1,190)
Total long-term debt	$199,150	$197,610

Long-term debt is due as follows (in thousands):

2021	$-
2022	-
2023	-
2024 (matures December 2023)	200,000
2025	-
Thereafter	-
Funded Debt	200,000
Issuance costs	(850)
Debt, net issuance cost	$199,150

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of June 30, 2020, the Company had the ability to borrow $203.6 million under the facility based on our current EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants which the Company was compliant with as of June 30, 2020.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Agreement”), to interest expense for the trailing twelve months of at least 2.75:1.  Adjusted EBIT per the Credit Agreement specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to the lower of $20 million or 10% of EBITDA, an increase from the prior agreement’s $7.5 million cap on restructuring expenses. The new facility continues to allow unlimited non-cash charges including purchase accounting and goodwill adjustments.  At June 30, 2020, the Company’s Interest Coverage Ratio was 9.09:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the credit agreement, calculated as Adjusted EBIT per the Credit Agreement plus depreciation and amortization, may not exceed 3.5:1. Under certain circumstances in connection with a Material Acquisitions (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period. At June 30, 2020 the Company’s Leverage Ratio was 1.47:1.

As of June 30, 2020, we had borrowings under our facility of $200.0 million and the effective rate of interest for outstanding borrowings under the facility was 2.59%. During the fourth quarter of fiscal 2020, we collected $10.6 million in connection with the sale of our Refrigerated Solutions and substantially all of these proceeds were used to repay borrowings under our facility. Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.

In order to manage our interest rate exposure, we are party to $200.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.27%.

Other Long-Term Borrowings

At June 30, 2020 and 2019, the Company had standby letter of credit sub-facility outstanding, primarily for insurance and trade financing purposes of $7.3 million and $7.6 million, respectively.

9. Accrued LIABILITIES

Accrued expenses from continuing operations recorded in our Consolidated Balance Sheets at June 30, 2020 and 2019 consist of the following (in thousands):

	2020	2019
Payroll and employee benefits	$24,084	$24,925
Workers' compensation	2,743	2,858
Warranty	1,781	1,664
Fair value of derivatives	9,144	4,484
Other	22,177	16,245
Total	$59,929	$50,176

10. Derivative Financial Instruments

Interest Rate Swaps

The Company’s effective swap agreements convert the base borrowing rate on $200 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 1.27% at  June 30, 2020.

The fair value of the swaps recognized in accrued liabilities and in other comprehensive income (loss) at June 30, 2020 and 2019 is as follows (in thousands):

Effective Date	Notional	Fixed	Maturity	Fair Value at June 30,
	Amount	Interest Rate		2020	2019
December 19, 2015	10,000	2.01%	December 19, 2019	$-	$3
May 24, 2017	25,000	1.88%	April 24, 2022	(815)	(190)
May 24, 2017	25,000	1.67%	May 24, 2020	-	49
August 6, 2018	25,000	2.83%	August 6, 2023	(2,167)	(1,242)
March 23, 2020	100,000	0.91%	March 23, 2025	(2,485)	-
April 24, 2020	25,000	0.88%	April 24, 2025	(585)	-
May 24, 2020	25,000	0.91%	March 24, 2025	(615)	-
				$(6,667)	$(1,380)

The Company reported no losses for the years ended June 30, 2020, 2019, and 2018, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as foreign purchases of materials and loan payments between subsidiaries.  The Company enters into such contracts for hedging purposes only.  The Company has designated certain of these currency contracts as hedges, and changes in the fair value of these contracts are recognized in other comprehensive income until the hedged items are recognized in earnings.  Hedge ineffectiveness, if any, associated with these contracts will be reported in net income.  At June 30, 2020 and 2019, the Company had outstanding forward contracts related to hedges of intercompany loans with net losses of $2.5 million and $3.1 million, respectively, which approximate the unrealized gains or losses on the related loans.  The contracts have maturity dates ranging from 2021 to 2024, which correspond to the related intercompany loans.  The notional amounts of these instruments, by currency in thousands, are as follows:

Currency	2020	2019
USD	287	55,015
Euro	5,750	5,750
SGD	64,696	-
Canadian	20,600	20,600

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet at June 30, (in thousands):

	Asset Derivatives
	2020		2019
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Other Assets	$-	Other Assets	$52

	Liability Derivatives
	2020		2019
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	$6,667	Accrued Liabilities	$1,432
Foreign exchange contracts	Accrued Liabilities	2,477	Accrued Liabilities	3,052
		$9,144		$4,484

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	2020	2019	2018
Interest rate swaps	$(7,098)	$1,703	$1,367
Foreign exchange contracts	1,851	(3,279)	1,174
	$(5,247)	$(1,576)	$2,541

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to net income for the periods ended (in thousands):

Details about Accumulated				Affected line item
Other Comprehensive				in the Statements
Income (Loss) Components	2020	2019	2018	of Operations
Interest rate swaps	$547	$(321)	$171	Interest expense
Foreign exchange contracts	(1,403)	1,730	121	Other non-operating income
Net investment hedge	-	(285)	-	Other non-operating income
	$(856)	$1,124	$292

11. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act” or “TCJA”) was passed which, among other things, reduces the federal corporate tax rate to 21.0% effective for taxable years starting on or after January 1, 2018.  For the years ended June 30, 2020 and 2019, the Company recorded federal taxes using a federal rate of 21.0%.

The provision for fiscal year ending June 30, 2020 and 2019 was impacted by several law changes implemented by the Act such as the interest deduction limitation and Global Intangible Low Taxed Income (GILTI).  As allowed under US GAAP, the Company has elected to treat any taxes due on future U.S. inclusions in taxable income under the GILTI provision as a current-period expense when incurred.  The Company will continue to monitor guidance regarding these changes for how it will impact the financial statements in later periods.

US tax law allows a one-hundred percent dividend received deduction for foreign dividends and the Company has begun to bring back cash from foreign subsidiaries.  However, the permanent reinvestment assertion must still be assessed and made regarding potential liabilities for foreign withholding taxes.  As of June 30, 2020, we maintained the assessment that previously undistributed earnings of certain foreign subsidiaries no longer meet the requirements for indefinite reinvestment under applicable accounting guidance.  Therefore, we recognized deferred tax liabilities of approximately $1.2 million that relate to withholding taxes on the current earnings of various foreign subsidiaries.  It is expected deferred tax liabilities will continue to be recorded on current earnings in future periods from these subsidiaries.  The Company maintains the permanent reinvestment assertion on earnings in certain foreign jurisdictions. It is not practicable to estimate the amount of tax that might be payable on the remaining undistributed earnings.

The components of income from continuing operations before income taxes are as follows (in thousands):

	2020	2019	2018
U.S. Operations	$11,890	$6,794	$(1,334)
Non-U.S. Operations	42,184	60,180	69,727
Total	$54,074	$66,974	$68,393

The Company utilizes the asset and liability method of accounting for income taxes.  Deferred income taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws.  The components of the provision for income taxes on continuing operations (in thousands) were as shown below:

	2020	2019	2018
Current:
Federal	$(870)	$648	$8,710
State	70	190	251
Non-U.S.	13,963	21,288	21,674
Total Current	$13,163	$22,126	$30,635
Deferred:
Federal	$2,743	$277	$2,012
State	885	207	1,091
Non-U.S.	(3,731)	(3,922)	4,288
Total Deferred	(103)	(3,438)	7,391
Total	$13,060	$18,688	$38,026

A reconciliation from the U.S. Federal income tax rate on continuing operations to the total tax provision is as follows:

	2020	2019	2018
Provision at statutory tax rate	21.0%	21.0%	28.0%
State taxes	1.1%	0.5%	1.5%
Impact of foreign operations	0.7%	4.9%	(1.1%)
Federal tax credits	(3.5%)	(1.5%)	(1.4%)
Tax Reform	0.0%	(1.2%)	18.8%
Cash repatriation	2.2%	3.2%	10.7%
SubF/GILTI	1.4%	0.4%	0.0%
Uncertain Tax Positions	(1.3%)	0.0%	0.0%
Other	2.7%	0.6%	(1.0%)
Effective income tax provision	24.3%	27.9%	55.5%

Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, size of the Company’s income or loss and any one-time activities occurring during the period.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2020 was impacted by the following items: (i) a tax benefit of $1.2 million related to the Federal R&D credit, (ii) a tax provision of $1.4 million due to the mix of income in various jurisdictions, (iii) a tax benefit of $0.7 million related to the release of uncertain tax provision reserves,, and (iv) a tax provision of $0.8 million related to GILTI.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2019 was impacted by the following items: (i) a tax benefit related to the impact of the Sec. 965 toll tax of $0.8 million, (ii) a tax provision of $0.3 million related to the elimination of the performance based compensation exception for executive compensation under Sec. 162(m) of the Internal Revenue Code, and (iii) a tax provision related to expected foreign withholding taxes on cash repatriation of $2.1 million.

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

Significant components of the Company’s deferred income taxes are as follows (in thousands):

	2020	2019
Deferred tax liabilities:
Depreciation and amortization	$(34,422)	$(35,420)
Withholding Taxes	(4,295)	(5,606)
ROU Asset	(11,384)	-
Total deferred tax liability	$(50,101)	$(41,026)

Deferred tax assets:
Accrued compensation	$2,410	$2,280
Accrued expenses and reserves	4,117	3,967
Pension	19,847	18,228
Inventory	588	927
Lease Liability	11,446	-
Other	127	355
Net operating loss and credit carry forwards	22,676	17,939
Total deferred tax asset	$61,211	$43,696

Less: Valuation allowance	(15,172)	(11,355)
Net deferred tax asset (liability)	$(4,062)	$(8,685)

The Company estimates the degree to which deferred tax assets, including net operating loss and credit carry forwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss carry forwards that it believes will more likely than not go unrealized.  The valuation allowance at June 30, 2020 applies to state and foreign loss carry forwards, which management has concluded that it is more likely than not that these tax benefits will not be realized.  The increase (decrease) in the valuation allowance from the prior year was due to the current year activity in those same state and foreign loss jurisdictions.

In addition, the sale of the RSG Group in the fiscal year generated a capital loss for tax purposes.  As of June 30, 2020, the Company expects that it is more likely than not that this loss will not be realizable in future years.  As such, the valuation allowance increased by $1.8 million.

As of June 30, 2020, the Company had gross state net operating loss ("NOL") and credit carry forwards of approximately $79.5 million and $3.4 million, respectively, which may be available to offset future state income tax liabilities and expire at various dates from 2020 through 2039. In addition, the Company had foreign NOL carry forwards of approximately $4.4 million, $3.5 million of which carry forward indefinitely and $0.9 million that carry forward for 10 years.

Under ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement.  Accordingly, we recorded a discrete income tax provision in the consolidated statements of income of $0.2 million during the fiscal year ended June 30, 2020, for the shortfall of tax benefits related to equity compensation.

The total provision (benefit) for income taxes included in the consolidated financial statements was as follows (in thousands):

	2020	2019	2018
Continuing operations	$13,060	$18,688	$38,026
Discontinued operations	(2,613)	(2,453)	2,578
Total Provision	$10,447	$16,235	$40,604

The tax benefit for discontinued operations relates mostly to the write-off of deferred tax liabilities from the sale of the RSG Group, and the sale of the assets of Master-Bilt.

The changes in the amount of gross unrecognized tax benefits during 2020, 2019 and 2018 were as follows (in thousands):

	2020	2019	2018
Beginning Balance	$11,251	$3,003	$2,991
Additions based on tax positions related to the current year	4	4	12
Additions for tax positions of prior years	-	8,281	-
Reductions for tax positions of prior years	(1,641)	(37)	-
Settlements	(328)	-	-
Ending Balance	$9,286	$11,251	$3,003

The Company decreased its uncertain tax position in the third quarter due to an IRS settlement related to the deduction for charitable contributions.

If the unrecognized tax benefits in the table above were recognized in a future period, $8.4 million of the unrecognized tax benefit would impact the Company’s effective tax rate.

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

Country	Years Ending June 30,
United States	2017 to 2020
Canada	2016 to 2020
Germany	2017 to 2020
Ireland	2020
Portugal	2019 to 2020
United Kingdom	2016 to 2020

The Company’s policy is to include interest expense and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations.  At June 30, 2020 and June 30, 2019, the company had $0.1 million and $0.1 million for accrued interest expense on unrecognized tax benefits.

12. Commitments AND CONTINGENCIES

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

Total compensation cost recognized in income for equity based compensation awards was $7.0 million, $4.4 million, and $5.0 million for the years ended June 30, 2020, 2019, and 2018, respectively, primarily within Selling, General, and Administrative Expenses.  The total income tax benefit recognized in the consolidated statement of operations for equity-based compensation plans was $1.9 million, $1.1 million, and $1.2 million for the years ended June 30, 2020, 2019 and 2018, respectively.

There were 365,330 shares of common stock reserved for issuance under various compensation plans at June 30, 2020.

Restricted Stock Awards

The Company may award shares of restricted stock to eligible employees and non-employee directors of the Company at no cost, giving them, in most instances, all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights during the restriction period.  Such shares and rights are subject to forfeiture if certain employment conditions are not met.  During the restriction period, recipients of the shares are entitled to dividend equivalents on such shares, providing that such shares are not forfeited.  Dividends are accumulated and paid out at the end of the restriction period.  During 2020, 2019, and 2018, the Company granted 75,505, 70,085, and 51,792 shares respectively of restricted stock to eligible participants.  Restrictions on the stock awards generally lapse between fiscal 2021 and fiscal 2023.  For the years ended June 30, 2020, 2019, and 2018, $4.2 million, $3.7 million, and $3.7 million, respectively, was recognized as compensation expense related to restricted stock awards.  Substantially all awards are expected to vest.

A summary of restricted stock awards activity during the year ended June 30, 2020 is as follows:

	Restricted Stock Awards
	Number	Aggregate
	of	Intrinsic
	Shares	Value
Outstanding, June 30, 2019	128,042	$9,365,632
Granted	75,505
Exercised / vested	(32,953)	$(528,957)
Canceled	(24,579)
Outstanding, June 30, 2020	146,015	$8,403,221

Restricted stock awards granted during 2020, 2019 and 2018 had a weighted average grant date fair value of $71.38, $102.74, and $93.73, respectively.  The grant date fair value of restricted stock awards is determined based on the closing price of the Company’s common stock on the date of grant.  The total intrinsic value of awards exercised during the years ended June 30, 2020, 2019, and 2018 was ($0.5) million, $0.9 million, and $0.8 million, respectively.

As of June 30, 2020, there was $5.2 million of unrecognized compensation costs related to awards expected to be recognized over a weighted-average period of 1.48 years.

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

Dividend equivalents are accumulated and paid out at the end of the restriction period.  The restrictions on the units expire after three years.  At June 30, 2020 and 2019, respectively, 32,387 and 34,950 shares of restricted stock units are outstanding and subject to restrictions that lapse between fiscal 2021 and fiscal 2023. The compensation expense associated with this incentive program is charged to income over the restriction period.  The Company recorded compensation expense related to this program of $0.3 million, $0.3 million, and $0.3 million for the years ended June 30, 2020, 2019 and 2018, respectively.

As of June 30, 2020, there was $0.4 million of unrecognized compensation costs related to awards expected to be recognized over a weighted-average period of 1.3 years.

The fair value of the awards under the annual component of this incentive program is measured using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model are as follows:

	2020	2019	2018
Risk-free interest rates	1.42%	2.63%	1.55%
Expected life of option grants (in years)	3	3	3
Expected volatility of underlying stock	32.0%	25.1%	25.6%
Expected quarterly dividends (per share)	$0.20	$0.18	$0.16

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

A summary of the awards activity under the executive compensation program during the year ended June 30, 2020 is as follows:

	Annual Component			Performance Stock Units
		Weighted
	Number	Average	Aggregate	Number	Aggregate
	of	Exercise	Intrinsic	of	Intrinsic
	Shares	Price	Value	Shares	Value
Non-vested, June 30, 2019	34,950	$69.07	$(496,674)	69,052	$6,529,012
Granted	14,883	51.56		42,976
Vested	(17,108)	62.86	$7,471	(12,225)	$1,025,922
Forfeited	(338)	66.10		(20,491)
Non-vested, June 30, 2020	32,387	$64.33	$(685,647)	79,312	$6,731,430

Restricted stock awards granted under the annual component of this program in fiscal 2020, 2019, and 2018 had a grant date fair value of $74.37, $110.22, and $96.56, respectively.  The PSUs granted in fiscal 2020, 2019 and 2018 had a grant date fair value of $70.37, $106.65, and $91.75, respectively. The total intrinsic value of awards vested under the executive compensation program during the years ended June 30, 2020, 2019, and 2018 was ($1.0) million, $0.9 million, and $1.6 million respectively.

The Company recognized compensation expense related to the PSUs of $2.9 million, $0.3 million, and $0.9 million for the years ended June 30, 2020, 2019 and 2018 respectively based on the probability of the performance targets being met. The total unrecognized compensation costs related to non-vested performance share units was $2.9 million at June 30, 2020, which is expected to be recognized over a weighted average period of 1.3 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan that allows employees to purchase shares of common stock of the Company at a discount from the market each quarter. The ESPP plan, which was effective as of July 1, 2005, provided employees the option to purchase Standex stock at a discount of 5%. The Plan was modified, effective as of April 1, 2017, to increase the stock purchase discount to 15% and is considered a compensatory Plan. Under this amendment, shares of Company stock may be purchased by employees quarterly at 85% of the fair market value on the last day of each quarter. The 15% discount is recorded as a component of SG&A in the Company’s Consolidated Statements of Operations. Shares of stock reserved for the plan were 62,484 at June 30, 2020. Shares purchased under this plan aggregated to 11,132 in fiscal year 2020, 7,698 in 2019, and 5,622 in 2018, at an average price of $52.57, $65.63, and $86.01, respectively.

14. Accumulated Other Comprehensive Income (LosS)

The components of the Company’s accumulated other comprehensive income (loss) at June 30, 2020 and 2019 are as follows (in thousands):

	2020	2019
Foreign currency translation adjustment	$(31,046)	$(27,658)
Unrealized pension losses, net of tax	(109,880)	(107,380)
Unrealized losses on derivative instruments, net of tax	(6,733)	(2,240)
Total	$(147,659)	$(137,278)

15. restructuring

The Company has undertaken a number of initiatives that have resulted in severance, restructuring, and related charges. A summary of charges by initiative is as follows (in thousands):

	Involuntary Employee
	Severance and
Year Ended June 30,	Benefit Costs	Other	Total
2020 Restructuring Initiatives	$4,004	$606	$4,610
Prior Year Initiatives	-	59	59
Total expense	$4,004	$665	$4,669

2019 Restructuring Initiatives	$953	$15	$968
Prior Year Initiatives	210	111	321
Total expense	$1,163	$126	$1,289

2018 Restructuring Initiatives	$1,706	$621	$2,327
Prior Year Initiatives	224	877	1,101
Total expense	$1,930	$1,498	$3,428

2020 Restructuring Initiatives

The Company continues to focus our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions, facility closures, and consolidations. Restructuring expenses primarily related to headcount reductions and facility rationalization within our Specialty Solutions and Engraving segment. Thus far, during fiscal year 2020, we have also incurred restructuring expenses related to third party assistance with analysis and implementation of these activities.

	Involuntary
	Employee Severance
	and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2019	$-	$-	$-
Additions and adjustments	4,004	606	4,610
Payments	(3,484)	(588)	(4,072)
Restructuring liabilities at June 30, 2020	$520	$18	$538

Prior Year Restructuring Initiatives

The Company continues to focus our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions, facility closures, and consolidations.  During fiscal year 2019 and 2018, the Company also incurred restructuring expenses related to third party assistance with analysis and implementation of these activities.

The Company expects to incur additional restructuring costs of approximately $2.6 million in fiscal year 2021 as the Company continues to focus its efforts to reduce cost and improve productivity across its businesses, particularly through headcount reductions, facility closures, and consolidations.

Activity in the reserves related to 2019 restructuring initiatives is as follows (in thousands):

	Involuntary Employee
	Severance and
	Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2019	$147	$5	$152
Additions and adjustments	-	59	59
Payments	(147)	(64)	(211)
Restructuring liabilities at June 30, 2020	$-	$-	$-

Activity in the reserves related to 2018 restructuring initiatives is as follows (in thousands):

	Involuntary Employee
	Severance and
	Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2018	$168	$334	$502
Additions and adjustments	211	110	321
Payments	(379)	(444)	(823)
Restructuring liabilities at June 30, 2019	$-	$-	$-

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Involuntary Employee
	Severance and
Year Ended June 30,	Benefit Costs	Other	Total
Fiscal Year 2020
Electronics	$355	$97	$452
Engraving	1512	499	2,011
Engineering Technologies	296	0	296
Specialty Solutions	1,326	69	1,395
Corporate and Other	515	-	515
Total expense	$4,004	$665	$4,669

Fiscal Year 2019
Electronics	$327	$27	$354
Engraving	662	0	662
Engineering Technologies	17	99	116
Specialty Solutions	21	-	21
Corporate and Other	136	-	136
Total expense	$1,163	$126	$1,289

Fiscal Year 2018
Electronics	$215	$84	$299
Engraving	1199	488	1,687
Engineering Technologies	224	874	1,098
Specialty Solutions	-	-	-
Corporate and Other	292	52	344
Total expense	$1,930	$1,498	$3,428

16. Employee Benefit Plans

Retirement Plans

The Company has defined benefit pension plans covering certain current and former employees both inside and outside of the U.S. The Company’s pension plan for U.S. employees is frozen for substantially all employees and participants in the plan have ceased accruing future benefits.

Net periodic benefit cost for U.S. and non-U.S. plans included the following components (in thousands):

	U.S. Plans			Foreign Plans
	Year Ended June 30,			Year Ended June 30,
	2020	2019	2018	2020	2019	2018
Service Cost	$3	$3	$3	$236	$189	$187
Interest Cost	9,083	10,342	10,079	846	1,013	1,050
Expected return on plan assets	(13,150)	(13,541)	(13,484)	(868)	(908)	(947)
Recognized net actuarial loss	5,101	4,121	4,579	651	340	941
Amortization of prior service cost (benefit)	-	-	-	(5)	(3)	(37)
Net periodic benefit cost (benefit)	$1,037	$925	$1,177	$860	$631	$1,194

The following table sets forth the funded status and amounts recognized as of June 30, 2020 and 2019 for our U.S. and foreign defined benefit pension plans (in thousands):

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
	2020	2019	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$253,540	$243,096	$43,983	$41,194
Service cost	3	3	236	189
Interest cost	9,083	10,342	846	1,013
Actuarial loss (gain)	18,121	16,268	2,604	4,580
Benefits paid	(16,128)	(16,169)	(1,537)	(1,545)
Foreign currency exchange rate & other changes	-	-	(942)	(1,448)
Projected benefit obligation at end of year	$264,619	$253,540	$45,190	$43,983
Change in plan assets
Fair value of plan assets at beginning of year	$186,205	$190,960	$39,665	$38,117
Actual return on plan assets	21,447	11,190	4,037	3,464
Employer contribution	3,301	244	739	1,115
Benefits paid	(16,129)	(16,189)	(1,537)	(1,545)
Foreign currency exchange rate	-	-	(931)	(1,486)
Fair value of plan assets at end of year	$194,824	$186,205	$41,973	$39,665

Funded Status	$(69,795)	$(67,335)	$(3,217)	$(4,318)
Amounts recognized in the consolidated balance sheets consist of:
Prepaid Benefit Cost	$-	$-	$4,663	$3,919
Current liabilities	(208)	(211)	(295)	(213)
Non-current liabilities	(69,587)	(67,124)	(7,585)	(8,024)
Net amount recognized	$(69,795)	$(67,335)	$(3,217)	$(4,318)

Unrecognized net actuarial loss	$140,501	$135,779	$5,075	$6,405
Unrecognized prior service cost	-	-	(57)	(42)
Accumulated other comprehensive income, pre-tax	$140,501	$135,779	$5,018	$6,363

The accumulated benefit obligation for all defined benefit pension plans was $309.7 million and $297.4 million at June 30, 2020 and 2019, respectively.

The estimated actuarial net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $6.1 million.

Plan Assets and Assumptions

The fair values of the Company’s pension plan assets at June 30, 2020 and 2019 by asset category, as classified in the three levels of inputs described in Note 1 under the caption Fair Value of Financial Instruments, are as follows (in thousands):

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$3,113	$1,684	$1,429	$-
Common and preferred stocks	85,641	1,857	83,784	-
Corporate bonds and other fixed income securities	126,703	1,620	125,083	-
Other	21,478	-	21,478	-
	$236,935	$5,161	$231,774	-

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$7,696	$439	$7,257	-
Common and preferred stocks	86,415	1,866	84,549	-
U.S. Government securities	9,161	-	9,161	-
Corporate bonds and other fixed income securities	97,627	7,163	90,464	-
Other	24,971	-	24,971	-
	$225,870	$9,468	$216,402	-

Asset allocation at June 30, 2020 and 2019 and target asset allocations for 2020 are as follows:

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
Asset Category	2020	2019	2020	2019
Equity securities	41%	31%	5%	20%
Debt securities	38%	35%	64%	41%
Global balanced securities	11%	24%	29%	37%
Other	10%	10%	2%	2%
Total	100%	100%	100%	100%

	2020
Asset Category – Target	U.S.	U.K.
Equity securities	40%	0%
Debt and market neutral securities	38%	70%
Global balanced securities	12%	29%
Other	10%	1%
Total	100%	100%

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

Year Ended June 30	2020	2019	2018
Plan assumptions - obligations
Discount rate	0.99 - 2.90%	0.24 - 3.70%	0.38 - 4.40%
Rate of compensation increase	2.90%	3.20%	3.60%

Plan assumption - cost
Discount rate	0.31 - 3.70%	0.38 - 4.40%	0.43 - 4.00%
Expected return on assets	2.30 - 7.00%	2.45 - 7.00%	2.55 - 7.00%
Rate of compensation increase	3.20%	3.60%	3.70%

Included in the above are the following assumptions relating to the obligations for defined benefit pension plans in the United States at June 30, 2020; a discount rate of 2.90% and expected return on assets of 7.0%. The U.S. defined benefit pension plans represent the majority of our pension obligations. The expected return on plan assets assumption is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds. The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year. The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.

Expected benefit payments for all plans during the next five years are as follows: 2021, $17.7 million; 2022, $17.6 million; 2023, $17.6 million; 2024, $17.5 million; 2025, $17.5 million and five years thereafter, $85.6 million. The Company expects to make $9.9 million of contributions to its pension plans in 2021 including contributions originally scheduled to be made in fiscal year 2020 but deferred under provisions on the U.S. CARES Act.

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

The following table outlines the Company’s participation in multiemployer pension plans for the periods ended June 30, 2020, 2019, and 2018, and sets forth the yearly contributions into each plan. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act zone status available in 2020 and 2019 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary. Among other factors, plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded, and plans certified in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (“FIP”) for yellow/orange zone plans, or a rehabilitation plan (“RP”) for red zone plans, is either pending or has been implemented. For all plans, the Company’s contributions do not exceed 5% of the total contributions to the plan in the most recent year.

		Pension Protection Act							Expiration
		Zone Status			Contributions				Date of
									Collective
	EIN/Plan			FIP/RP				Surcharge	Bargaining
Pension Fund	Number	2020	2019	Status	2020	2019	2018	Imposed?	Agreement
New England Teamsters and Trucking Industry Pension Fund	04-6372430-001	Red	Red	Yes/ Implemented	$531	$461	482	No	Apr-21

IAM National Pension Fund, National Pension Plan	51-6031295-002	Red	Green	Yes/Implemented	595	644	638	No	May 2021-Oct. 2022
					$1,126	$1,105	1,120

Retirement Savings Plans

The Company has two primary employee savings plans, one for salaried employees and one for hourly employees. Substantially all of our full-time domestic employees are covered by these savings plans. Under the provisions of the plans, employees may contribute a portion of their compensation within certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of our employees under the plans. Company contributions were $3.7 million, $4.0 million, and $3.7 million for the years ended June 30, 2020, 2019, and 2018, respectively. At June 30, 2020, the salaried plan holds approximately 55,000 shares of Company common stock, representing approximately 3.0% of the holdings of the plan.

17. Industry Segment Information

During the third quarter of 2020, the Company announced the divestiture of its Refrigerated Solutions Group (an accumulation of the Master-Bilt and NorLake operating segments) consistent with its strategy to focus financial assets and managerial resources on higher growth and operating margin businesses. The divestiture of the Refrigerated Solutions Group was completed and consideration was exchanged in April of fiscal year 2020. Subsequent to the disposition of the Refrigeration Solutions Group, the Company reviewed the quantitative and qualitative characteristics of its remaining businesses and determined that it has seven operating segments that aggregate to five reportable segments.  The reportable segments are organized around the types of products sold:

•  Electronics – manufacturing and selling of electronic components for applications throughout the end-user market spectrum;

•  Engraving – provides mold texturizing, slush molding tools, project management and design services, roll engraving, hygiene product tooling, low observation vents for stealth aircraft, and process machinery for a number of industries;

•  Scientific – specialty temperature-controlled equipment for the medical, scientific, pharmaceutical, biotech and industrial markets;

•  Engineering Technologies – provides net and near net formed single-source customized solutions in the manufacture of engineered components for the aviation, aerospace, defense, energy, industrial, medical, marine, oil and gas, and manned and unmanned space markets.

•  Specialty Solutions – an aggregation of three operating segments that manufacture and sell refrigerated, heated and dry merchandizing display cases, custom fluid pump solutions, and single and double acting telescopic and piston rod hydraulic cylinders.

All periods presented have been revised accordingly to reflect the new reportable segments.

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

Industry Segments
(in thousands)	Net Sales			Depreciation and Amortization
	2020	2019	2018	2020	2019	2018
Electronics	$185,294	$204,073	$196,291	$12,339	$11,751	$10,564
Engraving	143,736	149,693	136,275	10,595	8,232	5,483
Scientific	57,523	57,621	52,086	1,594	1,590	1,258
Engineering Technologies	104,047	105,270	90,781	6,000	5,963	6,006
Specialty Solutions	113,935	123,274	120,082	1,446	1,350	1,356
Corporate and Other	-	-	-	320	402	400
Total	$604,535	$639,931	$595,515	$32,294	$29,288	$25,067

	Income (Loss) From Operations			Capital Expenditures (1)
	2020	2019	2018	2020	2019	2018
Electronics	$29,749	$41,227	$45,501	$5,334	$12,646	$8,487
Engraving	20,493	23,996	29,618	10,618	13,868	9,339
Scientific	13,740	13,676	11,436	360	77	313
Engineering Technologies	14,027	11,169	6,506	1,170	3,857	3,581
Specialty Solutions	18,546	19,000	18,688	1,154	2,108	1,918
Restructuring charge	(4,669)	(1,289)	(3,428)	-	-	-
Acquisition-related costs	(1,759)	(3,075)	(3,749)	-	-	-
Other operating income (expense), net	-	(500)	-	-	-	-
Corporate	(29,599)	(24,728)	(26,430)	668	57	258
Total	$60,528	$79,476	$78,142	$19,304	$32,613	$23,896
Interest expense	(7,475)	(10,760)	(8,029)
Other, net	1,021	(1,742)	(1,720)
Income from continuing operations before income taxes	$54,074	$66,974	$68,393

(1)	Includes capital expenditures in accounts payable of $3.2 million, $0.9 million, and $0.4 million at June 30, 2020, 2019, and 2018 respectively.

	Goodwill		Identifiable Assets
	2020	2019	2020	2019
Electronics	$131,582	$131,317	$324,725	$332,326
Engraving	76,742	79,392	257,104	233,569
Scientific	15,454	15,454	90,595	63,657
Engineering Technologies	43,685	43,890	147,797	149,628
Specialty Solutions	3,305	3,305	52,528	64,492
Corporate & Other	453	485	55,193	18,578
Discontinued Operations	-	-	2,936	59,639
Total	$271,221	$273,843	$930,878	$921,889

Net sales (2)	2020	2019	2018
United States	$364,188	$370,235	$321,284
Asia Pacific	98,665	108,667	108,569
EMEA (3)	128,037	144,636	149,249
Other Americas	13,645	16,393	16,413
Total	$604,535	$639,931	$595,515

(2)	Net sales were identified based on geographic location where our products and services were initiated.
(3)	EMEA consists primarily of Europe, Middle East and S. Africa.

Long-lived assets	2020	2019	2018
United States	$69,548	$67,337	$63,677
Asia Pacific	32,057	35,033	30,911
EMEA (4)	26,057	27,160	25,709
Other Americas	4,871	4,709	3,064
Total	$132,533	$134,239	$123,361

(4)	EMEA consists primarily of Europe, Middle East and S. Africa.

18. Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for the years ended June 30, 2020 and 2019 are as follows (in thousands, except for per share data):

	2020
	First	Second	Third	Fourth
Net sales	$196,444	$190,585	$187,039	$142,308
Gross profit	68,283	66,453	58,108	46,550
Net income	12,439	12,237	(6,323)	1,835
EARNINGS PER SHARE (1)

Basic	$1.01	$0.99	$(0.51)	$0.15
Diluted	$1.00	$0.99	$(0.51)	$0.15

	2019
	First	Second	Third	Fourth
Net sales	$217,528	$219,498	$216,773	$209,199
Gross profit	77,050	75,569	68,199	70,081
Net income	15,857	13,398	26,269	12,390
EARNINGS PER SHARE (1)
Basic	$1.25	$1.06	$2.09	$1.00
Diluted	$1.24	$1.05	$2.09	$0.99

(1)	Basic and diluted earnings per share are computed independently for each reporting period. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the year-to-date amounts.

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

The transaction closed on April 16, 2020 and resulted in a pre-tax loss of $20.0 million less related transaction expenses of $1.9 million. The Company reported a tax benefit related to the loss on sale of $2.6 million.

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

Results of the Refrigerated Solutions Group in current and prior periods and results of the Cooking Solutions Group in prior periods have been classified as discontinued operations in the Condensed Consolidated Financial Statements and excluded from the results of continuing operations.  Activity related to the Refrigerated Solutions Group, the Cooking Solutions Group and other discontinued operations for the years ended June 30, 2020, 2019, and 2018 is as follows (in thousands):

	Year Ended June 30,
	2020	2019	2018
Net Sales	$111,841	$223,067	$272,867

Gain (Loss) on Sale of Business	$(19,996)	$20,539	$-
Transaction Fees	(1,933)	(4,397)	-
Income (loss) from Discontinued Operations	$(23,553)	$17,541	$8,006
Non-operating Income (Expense)	-	(366)	809
Profit (loss) Before Taxes	$(23,439)	$17,175	$8,815
Benefit (Provision) for Taxes	2,613	2,453	(2,578)
Net income (loss) from Discontinued Operations	$(20,826)	$19,628	$6,237

Assets and liabilities related to our discontinued operations appear in the condensed consolidated balance sheets are as follows (in thousands):

	June 30, 2020	June 30, 2019
Accounts receivable	$2,936	$16,215
Inventories	-	12,343
Prepaid Expenses	-	9,052
Due from Buyer	-	-
Total current assets	2,936	37,610

Property, plant, equipment, net	-	13,785
Intangible assets, net	-	-
Goodwill	-	7,660
Other non-current assets	-	584
Total non-current assets	-	22,029
Total Assets	2,936	59,639

Accounts Payable	-	18,402
Accrued Liabilities	610	13,101
Income Tax Payable	0	-
Total current liabilities	610	31,503

Non-current Liabilities	-	2,223
Total Liabilities	610	33,726

Net Assets	$2,326	$25,913

20. LEASES

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

Amounts (in thousands) recorded in the Company's Condensed Consolidated Balance Sheet and Statement of Operations related to leases are as follows:

June 30, 2020
Assets
ROU Assets (other assets)	$44,788

Liabilities
Current (accrued expense)	$8,016
Other non-current liability	36,293
Total lease liability	$44,309

Lease cost

The components of lease costs for the years ended June 30, 2020 and June 30, 2019 are as follows:

	Year Ended	Year Ended
	June 30, 2020	June 30, 2019
Operating lease cost	$11,283	$-

Maturity of lease liability

The maturity of the Company's lease liabilities included in continuing operations at June 30, 2020 were as follows:

Operating Leases

2021	9,329
2022	7,729
2023	5,512
2024	4,917
2025	4,085
After 2025	18,256
Less: Interest	(5,519)
Present value of lease Liabilities	$44,309

The Company will make future payments on a lease that have not yet commenced of $0.3 million. This lease will commence in 2021 and has lease term of 2 years.

The weighted average remaining lease term and discount rates are as follows:

Lease Term and Discount Rate	June 30, 2020
Weighted average remaining lease term (years)	9.55

Weighted average discount rate (percentage)	2.74%

Other Information

Supplemental cash flow information related to leases is as follows:

	Year Ended	Year Ended
	June 30, 2020	June 30, 2019
Operating cash flows from operating leases	$10,436	$-
Total cash paid for amounts included in the measurement of lease liabilities	10,436	-

23. SUBSEQUENT EVENTS

On July 15, 2020 the Company acquired privately-held, Florida-based Renco Electronics for approximately $28.0 million in cash with an additional three-year earnout payment based upon achieving certain financial targets. The transaction is being financed from Standex’s existing cash balance.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Standex International Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Standex International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 25, 2020 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 20 to the consolidated financial statements, the Company has changed its method of accounting for leases as of July 1, 2019 due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Revenue recognition – Revenue Recognized Over Time

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s revenue that is recognized over time was $35.1 million for the year ended June 30, 2020.  For these transactions, revenue is recognized over time based on cost incurred to date as a percentage of total estimated cost. We identified revenue recognized over time as a critical audit matter.

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

Goodwill Impairment Assessment

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $271 million at June 30, 2020, which is allocated to the Company’s 7 reporting units. Goodwill is tested for impairment at least annually at the reporting unit level. Due to the impact of the COVID-19 pandemic on the Company’s projected operating results, cash flow and market capitalization, the Company completed an interim goodwill impairment assessment of its reporting units during the third quarter along with the Company’s annual impairment assessment during the fourth quarter. We identified the Company’s goodwill impairment assessments of certain reporting units as a critical audit matter.

The principal considerations for our determination that this matter is a critical audit matter are as follows. The determination of the fair value of reporting units requires management to make significant estimates and assumptions related to forecasts of future cash flows and discount rates. This requires management to evaluate historical results and expectations of future operating performance based on relevant information available to them regarding expectations of industry performance, as well as expectations for entity-specific performance. In addition, determining the discount rate requires management to evaluate the appropriate risk premium based on their judgment of industry and entity-specific risks. As disclosed by management, changes in these assumptions could have a significant impact on either the fair value of the reporting units, the amount of any goodwill impairment charge, or both. In turn, auditing management’s judgments regarding forecasts of future cash flows and the discount rate to be applied involved a high degree of auditor subjectivity.

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

August 25, 2020

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

The management of the Company including its Chief Executive Officer, and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2020, that the disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of our fiscal year (ended June 30, 2020) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Based on the Company’s processes, as described above, management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of June 30, 2020 to provide reasonable assurance of achieving its objectives. These results were reviewed with the Audit Committee of the Board of Directors. Grant Thornton, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on the Company’s internal control over financial reporting, which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Standex International Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Standex International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2020, and our report dated August 25, 2020 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Boston, Massachusetts

August 25, 2020

Item 9B. Other Information

Compensatory Arrangements of Certain Officers

On August 24, 2020, the Registrant, pursuant to a previous approval from the Compensation Committee of the Board of Directors, amended the employment agreements of certain executive officers including named executive officers Paul C. Burns, Alan J. Glass and Annemarie Bell.  The amendments implement the Compensation Committee’s decision to align certain benefits payable to each named executive officer in the event of a Change of Control of the Company (as defined in the agreements) with the recommendation from the independent advisors to the Compensation Committee.  More specifically, in the event of a qualifying termination due to a Change of Control, each such named executive officer will be entitled to a lump sum payment equal to two times the sum of (i) such officer’s then base salary and (ii) the higher of such officer’s most recent annual incentive award or target annual incentive award, as well as continuation of health and welfare benefits for a period of two years.  All other provisions of the employment agreements remain in full force and effect.  The amendments to such employment agreements are attached as Exhibits [ ], [ ] and [ ] hereto.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission (“SEC”) a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended June 30, 2020 (the “Proxy Statement”). The information required by this item and not provided in Part 1 of this report under Item 1 “Executive Officers of Standex” is incorporated by reference from the Proxy Statement under the captions “Election of Directors,” “Stock Ownership in the Company,” “Other Information Concerning the Company, Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 11. Executive Compensation

Information regarding executive compensation is incorporated by reference from the Proxy Statement under the captions and sub-captions: “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “2020 Summary Compensation Table,” “Other Information Concerning the Company, Board of Directors and Its Committees,” and “Directors Compensation.”

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

The Equity Compensation Plan table below represents information regarding the Company’s equity based compensation plan at June 30, 2020.

	(A)	(B)	(C)
	Number of Securities To	Weighted-Average	Number of Securities Remaining
	Be Issued Upon Exercise	Exercise Price Of	Available for Future Issuance Under
	Of Outstanding Options,	Outstanding Options,	Equity Compensation Plans (Excluding
Plan Category	Warrants and Rights	Warrants and Rights	Securities reflected in Column (A))
2018 Omnibus Equity compensation plan approve by stockholders	134,670	$5.67	365,330
Equity compensation plans not approved by stockholders	-	$-	-
Total	134,670	$5.67	365,330

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements

Financial Statements covered by the Reports of Independent Registered Public Accounting Firm
		(A)	Consolidated Statements of Operations for the fiscal years ended June 30, 2020, 2019 and 2018
		(B)	Consolidated Balance Sheets as of June 30, 2020 and 2019
		(C)	Comprehensive Income for the fiscal years ended June 30, 2020, 2019 and 2018
		(D)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2020, 2019 and 2018
		(E)	Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2020, 2019 and 2018
		(F)	Notes to Consolidated Financial Statements

	2.	Financial Statements Schedule
The following financial statement schedule is included as required by Item 8 to this report on Form 10-K
Schedule II – Valuation and Qualifying Accounts is included in the Notes to Consolidated Financial Statements
All other schedules are not required and have been omitted

3.	Exhibits

Incorporated
Exhibit			by Reference		Filed
Number		Exhibit Description	Form	Date	Herewith

3.	(i)	Restated Certificate of Incorporation of Standex, dated October 27, 1998 filed as Exhibit 3(i).	10-Q	12/31/1998

	(ii)	By-Laws of Standex, as amended, and restated effective January 30, 2015 filed as Item 5.03, Exhibit 3.1	8-K	2/4/2015

10.	(a)	Employment Agreement dated January, 20, 2014 between the Company and David Dunbar*	10-K	6/30/2016

	(b)	Employment Agreement dated April 4, 2016 between the Company and Alan J. Glass*	10-K	6/30/2016

	(c)	First Amendment to Employment Agreement dated April 4, 2016 between the Company and Alan J. Glass*			X

	(d)	Employment Agreement dated August 26, 2019 between the Company and Annemarie Bell*	10-K	6/30/2019

	(e)	First Amendment to Employment Agreement dated August 26, 2019 between the Company and Annemarie Bell*			X

	(f)	Employment Agreement dated July 27, 2015 between the Company and Paul Burns*	10-K	6/30/2016

	(g)	First Amendment to Employment Agreement dated July 27, 2015 between the Company and Paul Burns*			X

	(h)	Employment Agreement dated August 2, 2019 between the Company and Ademir Sarcevic*	8-K	8/8/2019

	(i)	First Amendment to Employment Agreement dated August 2, 2019 between the Company and Ademir Sarcevic*			X

	(j)	Standex International Corporation Amended and And Restated 2008 Long Term Incentive Plan, effective October 28, 2008.*	10-K	6/30/2012

	(k)	Standex International Corporation Supplemental Retirement Plan adopted April 26, 1995 and Amended on July 26, 1995 filed as Exhibit 10(n).*	10-K	6/30/1995

	(l)	Form of Indemnification Agreement for directors and executive officers of the Company.*	8-K	5/5/2008

(m)	2018 Omnibus Incentive Plan*	8-K	10/29/2018

(n)	Standex Deferred Compensation Plan for highly compensated employees filed as Item 5.02.*	8-K	1/31/2008

(o)	Code of Ethics for Chief Executive Officer and Senior Financial Officers is incorporated by reference as Exhibit 14.	10-K	6/30/2004

(p)

Amended and Restated Credit Agreement Dated December 19, 2014 by and among

Standex International Corporation, Citizens Bank, N.A.; Bank of America, N.A.; TD Bank, N.A.; JPMorgan Chase Bank, N.A.; Branch Banking & Trust Company and Santander Bank, N.A. Filed as Item 1.01, Exhibit 10

	8-K	12/19/2014

(q)	Second Amended and Restated Credit Agreement Dated December 21, 2018 by and among Standex International Corporation, Citizens Bank, N.A.; Bank of America N.A.; TD Bank, N.A., JPMorgan Chase Bank, N.A.; and Branch Banking & Trust Company	8-K	12/21/2018

	(r)	Standex International Long-Term Incentive Plan Award	10-K	6/30/2019

14.		Code of Ethics for Chief Executive Officer and Senior Financial Officers is incorporated by reference as Exhibit 14.	10-K	6/30/2004

21.		Subsidiaries of Standex International Corporation			X

23.1		Consent of Independent Registered Public Accounting Firm Grant Thornton LLP			X

24.		Powers of Attorney of Charles H. Cannon, Thomas E. Chorman, Jeffrey S. Edwards, B. Joanne Edwards, Thomas J. Hansen, Michael A. Hickey and Daniel B. Hogan			X

31.1		Rule 13a-14(a) Certification of President and Chief Executive Officer			X

31.2		Rule 13a-14(a) Certification of Vice President and Chief Financial Officer			X

32.		Section 1350 Certification			X

101

The following materials from this Annual Report on Form 10-K, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

X

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).			X

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on August 25, 2020.

STANDEX INTERNATIONAL CORPORATION (Registrant)

/s/ DAVID DUNBAR
David Dunbar
President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on August 25, 2020:

Signature	Title

/s/ DAVID DUNBAR	President/Chief Executive Officer
David Dunbar

/s/ ADEMIR SARCEVIC	Vice President/Chief Financial Officer
Ademir Sarcevic

/s/ SEAN VALASHINAS	Chief Accounting Officer / Assistant Treasurer
Sean Valashinas

David Dunbar, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on August 25, 2020 as attorney-in-fact for the following directors of the Registrant:

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

________________________

1     Member of Audit Committee

2     Member of Compensation Committee

3     Member of Corporate Governance/Nominating Committee

4     Member of Executive Committee

Corporate Officers
David Dunbar	President and Chief Executive Officer
Ademir Sarcevic	Vice President, Chief Financial Officer
Alan J. Glass	Vice President, Chief Legal Officer and Secretary
Stacey S. Constas	Corporate Governance Officer and Assistant Secretary
Sean Valashinas	Chief Accounting Officer and Assistant Treasurer
Timo Goodloe	Vice President, Global Tax
Annemarie Bell	Vice President, Human Resources
Paul Burns	Vice President of Strategy and Business Development
James Hooven	Vice President, Operations and Global Supply Chain

Shareholder Information

Corporate Headquarters	Standex International Corporation
23 Keewaydin Drive, Suite 300
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

Stockholders’ Meeting	The Annual Meeting of Stockholders will be held at 9:00 a.m. on Tuesday, October 20, 2020 at Standex International Corporation’s Corporate Headquarters, 23 Keewaydin Drive 3rd Floor, Salem, NH 03079