Form 10-Q
period 2020-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 2020-10-30
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of Registrant's Common Stock outstanding on October 27, 2020 was 12,380,248.

STANDEX INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.

STANDEX INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except per share data)	September 30, 2020	June 30, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$93,698	$118,809
Accounts receivables, less allowance for credit losses of $1,899 and $2,113 at September 30, 2020 and June 30, 2020, respectively	103,031	98,157
Inventories	92,174	85,031
Prepaid expenses and other current assets	17,885	18,870
Income taxes receivable	7,802	8,194
Current Assets-Discontinued Operations	262	2,936
Total current assets	314,852	331,997
Property, plant, and equipment, net	132,016	132,533
Intangible assets, net	115,451	106,412
Goodwill	288,676	271,221
Deferred tax asset	15,824	17,322
Operating lease right-of-use asset	47,667	44,788
Other non-current assets	27,416	26,605
Total non-current assets	627,050	598,881
Total assets	$941,902	$930,878

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$50,364	$54,910
Accrued liabilities	61,144	59,929
Income taxes payable	2,483	7,428
Current liabilities-Discontinued Operations	406	610
Total current liabilities	114,397	122,877
Long-term debt	199,947	199,150
Operating lease long-term liabilities	37,400	36,293
Accrued pension and other non-current liabilities	113,590	110,926
Total non-current liabilities	350,937	346,369

Commitments and Contingencies (Note 16)

Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000 shares authorized, 27,984,278 issued, 12,203,562 and 12,235,786 outstanding at September 30, 2020 and June 30, 2020	41,976	41,976
Additional paid-in capital	74,035	72,752
Retained earnings	834,645	827,656
Accumulated other comprehensive loss	(137,051)	(147,659)
Treasury shares: 15,780,716 shares at September 30, 2020 and 15,748,492 shares at June 30, 2020	(337,037)	(333,093)
Total stockholders' equity	476,568	461,632
Total liabilities and stockholders' equity	$941,902	$930,878

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	September 30,
(In thousands, except per share data)	2020	2019
Net sales	$151,286	$155,978
Cost of sales	96,550	97,752
Gross profit	54,736	58,226
Selling, general, and administrative expenses	38,869	40,162
Restructuring costs	1,488	1,479
Acquisition related expenses	25	734
Total operating expenses	40,382	42,375
Income from operations	14,354	15,851
Interest expense	1,484	2,121
Other non-operating (income) expense	(173)	(920)
Income from continuing operations before income taxes	13,043	14,650
Provision for income taxes	2,696	4,077
Income from continuing operations	10,347	10,573
Income (loss) from discontinued operations, net of income taxes	(627)	1,866
Net income	$9,720	$12,439

Basic earnings (loss) per share:
Continuing operations	$0.85	$0.86
Discontinued operations	(0.05)	0.15
Total	$0.80	$1.01
Diluted earnings (loss) per share:
Continuing operations	$0.84	$0.85
Discontinued operations	(0.05)	0.15
Total	$0.79	$1.00

Weighted average number of shares:
Basic	12,228	12,345
Diluted	12,281	12,403

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	September 30,
(In thousands)	2020	2019
Net income	$9,720	$12,439
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$(215)	$348
Amortization of unrecognized costs	1,667	1,435
Derivative instruments:
Change in unrealized gains (losses)	(571)	1,152
Amortization of unrealized gains (losses) into interest expense	587	(1,201)
Foreign currency translation gains (losses)	9,518	(5,595)
Other comprehensive income (loss) before tax	$10,986	$(3,861)

Income tax provision (benefit):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$46	$(47)
Amortization of unrecognized costs	(400)	(345)
Derivative instruments:
Change in unrealized gains and (losses)	113	(25)
Amortization of unrealized gains and (losses) into interest expense	(137)	7
Income tax provision (benefit) to other comprehensive income (loss)	$(378)	$(410)

Other comprehensive income (loss), net of tax	10,608	(4,271)
Comprehensive income	$20,328	$8,168

See notes to unaudited condensed consolidated financial statements

Unaudited Consolidated Statements of Stockholders' Equity
Standex International Corporation and Subsidiaries

				Accumulated Other
		Additional		Comprehensive			Total
For the Three month period ended September 30, 2020	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, June 30, 2020	$41,976	$72,752	$827,656	$(147,659)	15,748	$(333,093)	$461,632
Stock issued for employee stock option and purchase plans, including related income tax benefit	-	(472)	-	-	(55)	1,165	693
Stock-based compensation	-	1,755	-	-	-	-	1,755
Treasury stock acquired	-	-	-	-	87	(5,109)	(5,109)
Comprehensive income:
Net income	-	-	9,720	-	-	-	9,720
Foreign currency translation adjustment	-	-	-	9,518	-	-	9,518
Pension, net of tax of $(0.4) million	-	-	-	1,098	-	-	1,098
Change in fair value of derivatives, net of tax of $0 million	-	-	-	(8)	-	-	(8)
Dividends declared ($0.22 per share)	-	-	(2,731)	-	-	-	(2,731)
Balance, September 30, 2020	$41,976	$74,035	$834,645	$(137,051)	15,780	$(337,037)	$476,568

For the Three month period ended September 30, 2019
(in thousands, except as specified)
Balance, June 30, 2019	$41,976	$65,515	$818,282	$(137,278)	15,650	$(324,182)	$464,313
Stock issued for employee stock option and purchase plans, including related income tax benefit	-	(76)	-	-	(50)	1,025	949
Stock-based compensation	-	2,757	-	-	-	-	2,757
Treasury stock acquired	-	-	-	-	11	(771)	(771)
Comprehensive income:
Net income	-	-	12,439	-	-	-	12,439
Foreign currency translation adjustment	-	-	-	(5,595)	-	-	(5,595)
Pension, net of tax of $0.4 million	-	-	-	1,390	-	-	1,390
Change in fair value of derivatives, net of tax of $0.4 million	-	-	-	(66)	-	-	(66)
Dividends declared ($0.20 per share)	-	-	(2,495)	-	-	-	(2,495)
Balance, September 30, 2019	$41,976	$68,196	$828,226	$(141,549)	15,611	$(323,928)	$472,921

STANDEX INTERNATIONAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	September 30,
(In thousands)	2020	2019
Cash flows from operating activities
Net income	$9,720	$12,439
Income (loss) from discontinued operations	(627)	1,866
Income from continuing operations	10,347	10,573
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,193	7,980
Stock-based compensation	1,755	2,757
Non-cash portion of restructuring charge	(414)	(122)
Life Insurance Benefit	-	(1,302)
Contributions to defined benefit plans	(52)	(241)
Net changes in operating assets and liabilities	(10,595)	(10,204)
Net cash provided by operating activities - continuing operations	9,234	9,441
Net cash provided by (used in) operating activities - discontinued operations	2,190	(1,027)
Net cash provided by operating activities	11,424	8,414
Cash flows from investing activities
Expenditures for property, plant, and equipment	(4,820)	(6,688)
Expenditures for acquisitions, net of cash acquired	(27,398)	-
Other investing activity	199	376
Net cash provided by (used in) investing activities- continuing operations	(32,019)	(6,312)
Net cash provided by (used in) investing activities- discontinued operations	-	8,654
Net cash provided by (used in) investing activities	(32,019)	2,342
Cash flows from financing activities
Borrowings on revolving credit facility	16,500	25,700
Payments of revolving credit facility	(16,500)	(34,500)
Activity under share-based payment plans	693	949
Purchases of treasury stock	(5,109)	(771)
Cash dividends paid	(2,692)	(2,463)
Net cash provided by (used in) financing activities	(7,108)	(11,085)
Effect of exchange rate changes on cash and cash equivalents	2,592	(2,572)
Net change in cash and cash equivalents	(25,111)	(2,901)
Cash and cash equivalents at beginning of year	118,809	93,145
Cash and cash equivalents at end of period	$93,698	$90,244

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$1,225	$1,841
Income taxes, net of refunds	$5,753	$5,114

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)	Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three months ended September 30, 2020 and 2019, the cash flows for the three months ended  September 30, 2020 and 2019 and the financial position of Standex International Corporation (“Standex”, the “Company”, “we”, “us”, or “our”), at  September 30, 2020. The interim results are not necessarily indicative of results for a full year. The following unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended  June 30, 2020. The condensed consolidated balance sheet at  June 30, 2020 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended  June 30, 2020. Unless otherwise noted, references to years are to the Company’s fiscal years.

Certain prior period amounts have been reclassified to conform to the current period presentation. In pursuing our business strategy, we have divested certain businesses and recorded activities of these businesses as discontinued operations. During the third quarter of 2020, the Company decided to divest its Refrigerated Solutions Group which consists of two operating segments in order to focus its financial assets and managerial resources on its remaining portfolio of businesses. Results of the Refrigerated Solutions Group in prior periods have been classified as discontinued operations in the Condensed Consolidated Financial Statements and excluded from the results of continuing operations. In the fourth quarter of fiscal year 2020, the Company reviewed the quantitative and qualitative characteristics of its remaining businesses and determined that it has seven operating segments that aggregate to five reportable segments.  Please refer to Note 16 Industry Segment Information for further information reportable segments. All periods presented have been revised to reflect the new reportable segments.

The estimates and assumptions used in the preparation of the consolidated financial statements have considered the implications on the Company as a result of the onset of the COVID-19 pandemic and its related economic impacts. As a result of the COVID-19 pandemic,  there is heightened volatility and uncertainty in customer demand and the worldwide economy. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of  September 30, 2020 and the issuance date of this Annual Report on Form 10-K.

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

Recently Issued Accounting Pronouncements

In   March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. ASU 2020-04 is effective for all entities as of   March 12, 2020 through   December 31, 2022. The Company adopted ASU 2020-04 in fiscal year 2021.  The adoption did not have a material impact on the consolidated financial statements.

In  June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement approach for credit losses on financial assets measured on an amortized cost basis from an “incurred loss” method to “an expected loss” method. In   November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. ASU 2019-11 is an accounting pronouncement that amends ASU 2016-13. This amendment provides clarity and improves the codification to ASU 2016-13. The pronouncements are concurrently effective for fiscal years beginning after   December 15, 2019 and interim periods therein. The Company adopted ASU 2016-13 in fiscal year 2021.  The adoption did not have a material impact on the consolidated financial statements.

As a result of the adoption of ASU 2016-13, the Company has updated its critical accounting policy related to trade account receivables and allowances for credit losses as of September 30, 2020 from what was previously disclosed in our audited financial statements for the year ended June 30, 2020 as follows:

All trade account receivables are reported net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from our trade account receivables over the life of the underlying assets. Assets with similar risk characteristics are pooled together for determination of their current expected credit losses. We regularly perform detailed reviews of our pooled assets to evaluate the collectability of receivables based on a combination of past, current, and future financial and qualitative factors that may affect customers’ ability to pay. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected.

In  August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20). The amendments in ASU 2018-14 remove, modify and add various disclosure requirements around the topic in order to clarify and improve the cost-benefit nature of disclosures. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after  December 15, 2020 with early adoption permitted. The amendments must be applied on a retrospective basis for all periods presented. The company is currently evaluating the impacts the adoption of this ASU will have on its Consolidated Financial Statements.

2)	Acquisitions

The Company’s recent acquisitions are strategically significant to the future growth prospects of the Company. At the time of the acquisition and September 30, 2020, the Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

Renco Electronics

During the first quarter of fiscal year 2021, the Company acquired Renco Electronics, a designer and manufacturer of customized standard magnetics components and products including transformers, inductors, chokes and coils for power and RF applications.  Renco’s end markets and customer base in areas such as consumer and industrial applications are highly complementary to our existing business with the potential to further expand key account relationships and capitalize on cross selling opportunities between the two companies.  Renco operates one manufacturing facility in Florida and is supported by contract manufacturers in Asia.  Renco’s results are reported within our Electronics segment.

The Company paid $30.4 million in cash for all of the issued and outstanding equity interests of Renco Electronics. The preliminary purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on a preliminary estimate of their fair values on the closing date. The Company did acquire property, plant and equipment for which an initial estimate of the fair value remains in-process. The Company has commenced a formal valuation of the acquired assets and liabilities and has updated the preliminary intangible assets based on the preliminary valuation results. Goodwill recorded from this transaction is attributable to Renco’s significant engineering and technical expertise in end markets supported by strong engineer-to-engineer relationships. In addition, Renco’s end markets and customer base in areas such as consumer and industrial are highly complementary to the Company’s existing business.

Intangible assets of $10.4 million are preliminarily recorded, consisting primarily of $3.6 million for indefinite lived trademarks, and $6.8 million of customer relationships to be amortized over 12 years. The Company’s assigned fair values are preliminary as of September 30, 2020 until such time as the valuation can be finalized. The goodwill of $14.2 million created by the transaction is deductible for income tax purposes.

The Company signed a new lease agreement with a related party, an entity in which the Renco Electronics President is a shareholder, on July 15, 2020. The lease is for three years and is subject to renewal, at the Company’s option under similar terms and conditions. The Company recorded a fair value adjustment of $0.4 million in connection with this lease, which is included in other acquired assets in the table below.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. As of September 30, 2020, the Company recorded right of use assets of $3.3 million, current lease liabilities of $1.8 million and non-current lease liabilities of $1.5 million, related to two operating leases in connection with the acquisition of Renco. Renco does not have material financing leases.

Please refer to Note 4 Fair Value Measurements for further information about the valuation of the $3.0 million contingent consideration liability.

The components of the fair value of the Renco Electronics acquisition, including the preliminary allocation of the purchase price at September 30, 2020, are as follows (in thousands):

	Preliminary Allocation September 30, 2020	Adjustments	Adjusted Preliminary Allocation September 30, 2020
Fair value of business combination:
Cash payments	$29,530	$-	$29,530
Less, cash acquired	(2,132)	-	(2,132)
Fair value of contingent consideration	3,000	-	3,000
Total	$30,398	$-	$30,398

	Preliminary Allocation September 30, 2020	Adjustments	Adjusted Preliminary Allocation September 30, 2020
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$4,762	$-	$4,762
Inventories	5,446	-	5,446
Identifiable intangible assets	10,400	-	10,400
Goodwill	14,153	-	14,153
Debt assumed	(712)		(712)
Liabilities assumed	(3,651)	-	(3,651)
Total	$30,398	$-	$30,398

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

Acquisition-related costs consist of miscellaneous professional service fees and expenses for our recent acquisitions.

The components of acquisition-related costs are as follows (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Deferred compensation arrangements	$-	$703
Other acquisition-related costs	25	31
Total	$25	$734

3)	Revenue From Contracts With Customers

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

Disaggregation of Revenue from Contracts with Customers

The following table presents revenue disaggregated by product line and segment (in thousands):

	Three Months Ended
Revenue by Product Line	September 30, 2020	September 30, 2019

Electronics	$55,271	$46,617

Engraving Services	34,320	36,066
Engraving Products	2,081	2,365
Total Engraving	36,401	38,431

Scientific	16,663	14,750

Engineering Technologies	17,633	24,644

Hydraulics Cylinders and Systems	12,331	13,749
Merchandising & Display	7,198	9,823
Pumps	5,789	7,964
Total Specialty Solutions	25,318	31,536

Total Revenue by Product Line	$151,286	$155,978

The following table presents revenue from continuing operations disaggregated by geography based on company’s locations (in thousands):

	Three Months Ended
Net sales	September 30, 2020	September 30,2019
United States	$92,114	$94,042
Asia Pacific	26,864	24,352
EMEA (1)	28,818	34,300
Other Americas	3,490	3,284
Total	$151,286	$155,978

(1) EMEA consists primarily of Europe, Middle East and S. Africa.

The following table presents revenue from continuing operations disaggregated by timing of recognition (in thousands):

	Three Months Ended
Timing of Revenue Recognition	September 30, 2020	September 30, 2019
Products and services transferred at a point in time	$143,471	$149,494
Products transferred over time	7,815	6,484
Net Sales	$151,286	$155,978

Contract Balances

Contract assets represent sales recognized in excess of billings related to work completed but not yet shipped for which revenue is recognized over time. Contract assets are recorded as prepaid and other current assets. Contract liabilities are customer deposits for which revenue has not been recognized. Current contract liabilities are recorded as accrued expenses.

The following table provides information about contract assets and liability balances as of  September 30, 2020 (in thousands):

	Balance at Beginning of Period	Additions	Recognized	Balance at End of Period
Three months ended September 30, 2020
Contract assets:
Prepaid and other current assets	$9,140	6,054	7,187	$8,007
Contract liabilities:
Customer deposits	$2,298	1,873	2,753	$1,418

During the three months ended September 30, 2020, we recognized the following revenue as a result of changes in the contract liability balances (in thousands):

Three months ended
Revenue recognized in the period from:	September 30, 2020
Amounts included in the contract liability balance at the beginning of the period	$2,298

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

Level 1 – Quoted prices (unadjusted) in active markets for identical assets and liabilities. The Company’s deferred compensation plan assets consist of shares in various mutual funds (for the deferred compensation plan, investments are participant-directed) which invest in a broad portfolio of debt and equity securities. These assets are valued based on publicly quoted market prices for the funds’ shares as of the balance sheet dates.

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

There were no transfers of assets or liabilities between any levels of the fair value measurement hierarchy at September 30, 2020 and June 30, 2020. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

Items presented at fair value at  September 30, 2020 and  June 30, 2020 consisted of the following (in thousands):

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,415	$2,415	$-	$-

Liabilities
Foreign exchange contracts	$2,441	$-	$2,441	$-
Interest rate swaps	6,569	-	6,569	-
Contingent acquisition payments (a)	4,379	-	-	4,379

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,065	$2,065	$-	$-

Liabilities
Foreign exchange contracts	$2,477	$-	$2,477	$-
Interest rate swaps	6,667		6,667
Contingent acquisition payments (a)	1,343	-	-	1,343

(a)	The fair value of our contingent consideration arrangement is determined based on our evaluation as to the probability and amount of any deferred compensation that has been earned to date.

The financial liabilities based upon Level 3 inputs include contingent consideration arrangements relating to our acquisitions of Renco Electronics, GS Engineering or Piazza Rosa. The Company is contractually obligated to pay contingent consideration payments to the Sellers of these businesses based on the achievement of certain criteria.

Contingent consideration payable to the Piazza Rosa sellers is based on the achievement of certain revenue targets of each of the first three years following the acquisition. Contingent acquisition payments are payable in euros and can be paid through fiscal year 2021. As of September 30, 2020, the Company could be required to pay up to $0.9 million for contingent consideration arrangements if the revenue targets are met.

Contingent consideration payable to the GS Engineering sellers is based on the achievement of certain revenue and gross margin targets of each of the first five years following the acquisition. Contingent acquisition payments are scheduled to be paid in periods through fiscal year 2024. As of September 30, 2020, the Company could be required to pay up to $12.8 million for contingent consideration arrangements if the revenue and gross margin targets are met.

Contingent consideration payable to the Renco Electronics sellers is based on the achievement of certain earnings targets of each of the first three years following the acquisition. Contingent acquisition payments are scheduled to be paid in periods through fiscal year 2024. As of September 30, 2020, the Company could be required to pay up to $3.5 million for contingent consideration arrangements if the earnings targets are met.

We have determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments was based on several factors, the most significant of which are continued employment of the seller and the risk-adjusted discount rate for the fair value measurement. As of September 30, 2020, the range of outcomes nor the assumptions used to develop the estimates had changed for the Piazza Rosa or GS Engineering arrangements. In connection with the acquisition of Renco Electronics in the first quarter of fiscal year 2021, the Company recorded a $3.0 million contingent consideration in non-current liabilities.

The Company will update its assumptions each reporting period based on new developments and record such amounts at fair value based on the revised assumptions until the consideration is paid.

5)	Discontinued Operations

In pursuing our business strategy, the Company continues to divest certain businesses and record activities of these businesses as discontinued operations.

During the third quarter of fiscal 2020, in order to focus its financial assets and managerial resources on its remaining portfolio of businesses, the Company entered into a definitive agreement to sell the Refrigerated Solutions Group, consisting of the Master-Bilt and NorLake operating segments, to Ten Oaks Group for a cash purchase price of $10.6 million, subject to post-closing adjustments and various transaction fees. The Refrigerated Solutions Group was a part of the Company's Food Service Equipment segment and manufactured refrigerated cabinets and walk-ins for customers food service and retail end markets.

Results of the Refrigerated Solutions Group in current and prior periods have been classified as discontinued operations in the Unaudited Condensed Consolidated Financial Statements and excluded from the results of continuing operations.  Activity related to discontinued operations for the three months ended September 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Net Sales	$-	$40,466

Income (Loss) from Operations	$(439)	$2,784

Profit (Loss) Before Taxes	$(826)	$2,611
Benefit (Provision) for Taxes	199	(745)
Net income (loss) from Discontinued Operations	$(627)	$1,866

Net assets (liabilities) were ($0.1) million and $2.3 million as of September 30, 2020 and June 30, 2020, respectively.

6)	Inventories

Inventories are comprised of the following (in thousands):

	September 30, 2020	June 30, 2020
Raw materials	$38,364	$37,257
Work in process	25,755	25,527
Finished goods	28,055	22,247
Total	$92,174	$85,031

Distribution costs associated with the sale of inventory, which are recorded as a component of selling, general and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations, were $2.5 million and $2.5 million for the three months ended September 30, 2020 and 2019, respectively.

7)	Goodwill

Changes to goodwill during the period ended  September 30, 2020 were as follows (in thousands):

	June 30, 2020	Acquisitions	Translation Adjustment	September 30, 2020
Electronics	$131,582	$14,153	$2,517	$148,252
Engraving	77,195	-	420	77,615
Scientific	15,454	-	-	15,454
Engineering Technologies	43,685	-	365	44,050
Specialty Solutions	3,305	-	-	3,305
Total	$271,221	$14,153	$3,302	$288,676

8)	Warranties

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

The changes in warranty reserve from continuing operations, which are recorded as a component of accrued liabilities, as of  September 30, 2020 and  June 30, 2020 were as follows (in thousands):

	September 30, 2020	June 30, 2020
Balance at beginning of year	$1,781	$1,911
Acquisitions and other	124	(86)
Warranty expense	710	1,783
Warranty claims	(618)	(1,827)
Balance at end of period	$1,997	$1,781

9)	Debt

Long-term debt is comprised of the following (in thousands):

	September 30, 2020	June 30, 2020
Bank credit agreements	$200,712	$200,000
Total funded debt	200,712	200,000
Issuance Cost	(765)	(850)
Total long-term debt	$199,947	$199,150

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

In connection with the acquisition of Renco, the company assumed $0.7 million of debt under the Paycheck Protection Program, within the CARES Act. These borrowings mature in April 2022.

At September 30, 2020, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $6.0 million and had the ability to borrow $206.4 million under the facility. Funds borrowed under the facility  may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants which the Company was compliant with as of  September 30, 2020.  At September 30, 2020, the carrying value of the current borrowings approximate fair value.

10)	Accrued Liabilities

Accrued expenses from continuing operations recorded in our Consolidated Balance Sheets at September 30, 2020 and   June 30, 2020 consist of the following (in thousands):

	September 30, 2020	June 30, 2020
Payroll and employee benefits	$21,854	$24,084
Workers' compensation	3,524	2,743
Warranty	1,997	1,781
Fair value of derivatives	9,010	9,144
Other	24,759	22,177
Total	$61,144	$59,929

11)	Derivative Financial Instruments

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

The Company’s effective swap agreements convert the base borrowing rate on $200.0 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 1.27% at September 30, 2020. The fair value of the swaps, recognized in accrued expenses and in other comprehensive income (loss), is as follows (in thousands, except percentages):

Effective Date	Notional Amount	Fixed Interest Rate	Maturity	September 30, 2020	June 30, 2020
May 24, 2017	25,000	1.88%	April 24, 2022	$(702)	$(815)
August 6, 2018	25,000	2.83%	August 6, 2023	(1,991)	(2,167)
March 23, 2020	100,000	0.91%	March 23, 2025	(2,597)	(2,485)
April 24, 2020	25,000	0.88%	April 24, 2025	(636)	(585)
May 24, 2020	25,000	0.91%	March 24, 2025	(643)	(615)
				$(6,569)	$(6,667)

The Company reported no losses for the three months ended September 30, 2020 and 2019, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense. Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as collections from customers and loan payments between subsidiaries. The Company enters into such contracts for hedging purposes only. The Company has designated certain of these currency contracts as hedges, and changes in the fair value of these contracts are recognized in other comprehensive income (loss) until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with these contracts will be reported in net income. At September 30, 2020 and June 30, 2020, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized losses of $2.4 million and $2.5 million, respectively, which approximate the unrealized gains and losses on the related loans. The contracts have maturity dates ranging from 2021 to 2024, which correspond to the related intercompany loans.

The notional amounts of the Company’s forward contracts, by currency, are as follows:

Currency	September 30, 2020	June 30, 2020
USD	-	287
EUR	5,750	5,750
SGD	37,158	64,696
CAD	20,600	20,600

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

	Liability Derivatives
	September 30, 2020		June 30, 2020
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	$6,569	Accrued Liabilities	$6,667
Foreign exchange contracts	Accrued Liabilities	2,441	Accrued Liabilities	2,477
		$9,010		$9,144

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Interest rate swaps	$(457)	$102
Foreign exchange contracts	(114)	1,050
	$(571)	$1,152

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to Net Income for the periods ended (in thousands):

Details about Accumulated			Affected line item
Other Comprehensive	Three Months Ended		in the Unaudited
Income (Loss) Components	September 30,		Condensed Statements
	2020	2019	of Operations
Interest rate swaps	$556	$(30)	Interest expense
Foreign exchange contracts	31	(1,171)	Other non-operating income
	$587	$(1,201)

12)	Retirement Benefits

The Company has defined benefit pension plans covering certain current and former employees both inside and outside of the U.S. The Company’s pension plan for U.S. employees is frozen for substantially all participants and has been replaced with a defined contribution benefit plan.

Net Periodic Benefit Cost for the Company’s U.S. and Foreign pension benefit plans for the three months ended September 30, 2020 and 2019 consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Service cost	$1	$1	$54	$10
Interest cost	1,860	2,271	176	205
Expected return on plan assets	(3,253)	(3,288)	(153)	(211)
Recognized net actuarial loss	1,483	1,275	184	158
Amortization of prior service cost	-	-	(1)	-
Net periodic benefit cost	$91	$259	$260	$162

The contributions made to defined benefit plans for the three months ended September 30, 2020 and 2019 are presented below along with remaining contributions to be made for fiscal year 2021 (in thousands):

	Three Months Ended		Remaining
	September 30,		Contributions
Contributions to defined benefit plans	2020	2019	Fiscal 2021
United States, funded plan	$-	$-	$9,523
United States, unfunded plan	52	56	159
United Kingdom	-	184	-
Germany, unfunded plan	-	-	285
Ireland	-	-	67
	$52	$240	$10,034

13)	Income Taxes

The Company's effective tax rate from continuing operations for the first quarter of the fiscal year ending June 30, 2021 was 20.7% compared with 27.8% for the prior year quarter.  The tax rate was impacted in current period by the following items: (i) minimization of global intangible low-taxed income and enhancement of the deduction for foreign derived intangible income, (ii) foreign tax credit optimization strategies, (iii) a benefit  due to the carryback of losses generated in the fiscal year ending June 30, 2019 and (iv) the jurisdictional mix of earnings.

14)	Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2020	2019
Basic - Average shares outstanding	12,228	12,345
Dilutive effect of unvested, restricted stock awards	53	58
Diluted - Average shares outstanding	12,281	12,403

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share. There were 11,352 outstanding instruments that had an anti-dilutive effect at September 30, 2020. There were no outstanding instruments that had an anti-dilutive effect at September 30, 2019.

Performance stock units of 130,461 and 86,806 for the three months ended September 30, 2020 and 2019, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

15)	Accumulated Other Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	September 30, 2020	June 30, 2020
Foreign currency translation adjustment	$(21,528)	$(31,046)
Unrealized pension losses, net of tax	(108,782)	(109,880)
Unrealized losses on derivative instruments, net of tax	(6,741)	(6,733)
Total	$(137,051)	$(147,659)

16)	Commitments and Contingencies

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

In the fourth quarter of fiscal year 2020, the Company reviewed the quantitative and qualitative characteristics of its remaining businesses and determined that it has seven operating segments that aggregate to five reportable segments.  The reportable segments are organized around the types of products sold:

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
•

Engineering Technologies – provides net and near net formed single-source customized solutions in the manufacture of engineered components for the aviation, aerospace, defense, energy, industrial, medical, marine, oil and gas, and manned and unmanned space markets;

•

Specialty Solutions – an aggregation of three operating segments that manufacture and sell refrigerated, heated and dry merchandizing display cases, custom fluid pump solutions, and single and double acting telescopic and piston rod hydraulic cylinders.

All periods presented have been revised accordingly to reflect the new reportable segments.

Net sales and income (loss) from continuing operations by segment for the three months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,
	Net Sales		Income from Operations
	2020	2019	2020	2019
Segment:
Electronics	$55,271	$46,617	$8,535	$8,099
Engraving	36,401	38,431	5,873	6,537
Scientific	16,663	14,750	4,076	3,705
Engineering Technologies	17,633	24,644	469	3,359
Specialty Solutions	25,318	31,536	3,906	5,648
Corporate	-	-	(6,992)	(9,284)
Restructuring costs	-	-	(1,488)	(1,479)
Acquisition-related costs	-	-	(25)	(734)
Sub-total	$151,286	$155,978	$14,354	$15,851
Interest expense			1,484	2,121
Other non-operating (income)			(173)	(920)
Income from continuing operations before income taxes			$13,043	$14,650

Net sales include only transactions with unaffiliated customers and include no intersegment sales. Income (loss) from operations by segment excludes interest expense and other non-operating income (expense).

18)	Restructuring

The Company has undertaken a number of initiatives that have resulted in severance, restructuring, and related charges.

2021 Restructuring Initiatives

The Company continues to focus its efforts to reduce cost and improve productivity across its businesses, particularly through headcount reductions, facility closures, and consolidations. Restructuring expenses primarily related to headcount reductions and other cost saving initiatives. The Company expects the 2021 restructuring activities to be completed by 2022.

Prior Year Restructuring Initiatives

Restructuring expenses primarily related to headcount reductions and facility rationalization within our Specialty Solutions segment. The Company also incurred restructuring expenses related to third party assistance with analysis and implementation of these activities. The Company expects the prior year restructuring activities to be completed by 2021.

A summary of charges by initiative is as follows (in thousands):

	Three Months Ended
	September 30, 2020
Fiscal 2021	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$242	$161	$403
Prior year initiatives	812	273	$1,085
	$1,054	$434	$1,488

	Three Months Ended
	September 30, 2019
Fiscal 2020	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$1,000	$479	$1,479
Prior year initiatives	-	-	-
	$1,000	$479	$1,479

Activity in the reserve related to the initiatives is as follows (in thousands):

Current Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2020	$-	$-	$-
Additions and adjustments	242	161	403
Payments	(242)	(161)	(403)
Restructuring liabilities at September 30, 2020	$-	$-	$-

Prior Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2020	$520	$18	$538
Additions and adjustments	811	273	1,084
Payments	(1,241)	(258)	(1,499)
Restructuring liabilities at September 30, 2020	$90	$33	$123

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended
	September 30, 2020
	Involuntary Employee Severance and Benefit Costs	Other	Total
Electronics	$169	$5	$174
Engraving	91	147	238
Engineering Technologies	35	-	35
Specialty Solutions	673	282	955
Corporate	86	-	86
	$1,054	$434	$1,488

	Three Months Ended
	September 30, 2019
	Involuntary Employee Severance and Benefit Costs	Other	Total
Engraving	559	479	1,038
Specialty Solutions	91	-	91
Corporate	350	-	350
	$1,000	$479	$1,479

Restructuring expense is expected to be approximately $1.7 million for the remainder of fiscal year 2021.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

 Statements contained in this Quarterly Report that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company’s business and the results of its operations and that may cause the actual results of operations in future periods to differ materially from those currently expected or anticipated. These factors include, but are not limited to: the impact of pandemics such as the current coronavirus on employees, our supply chain, and the demand for our products and services around the world; materially adverse or unanticipated legal judgments, fines, penalties or settlements; conditions in the financial and banking markets, including fluctuations in exchange rates and the inability to repatriate foreign cash; domestic and international economic conditions, including the impact, length and degree of economic downturns on the customers and markets we serve and more specifically conditions in the automotive, construction, aerospace, transportation, food service equipment, consumer appliance, energy, oil and gas and general industrial markets; lower-cost competition; the relative mix of products which impact margins and operating efficiencies in certain of our businesses; the impact of higher raw material and component costs, particularly steel, certain materials used in electronics parts, petroleum based products, and refrigeration components; an inability to realize the expected cost savings from restructuring activities including effective completion of plant consolidations, cost reduction efforts including procurement savings and productivity enhancements, capital management improvements, strategic capital expenditures, and the implementation of lean enterprise manufacturing techniques; the potential for losses associated with the exit from or divestiture of businesses that are no longer strategic or no longer meet our growth and return expectations; the inability to achieve the savings expected from global sourcing of raw materials and diversification efforts in emerging markets; the impact on cost structure and on economic conditions as a result of actual and threatened increases in trade tariffs; the inability to attain expected benefits from acquisitions and the inability to effectively consummate and integrate such acquisitions and achieve synergies envisioned by the Company; market acceptance of our products; our ability to design, introduce and sell new products and related product components; the ability to redesign certain of our products to continue meeting evolving regulatory requirements; the impact of delays initiated by our customers; and our ability to increase manufacturing production to meet demand; and potential changes to future pension funding requirements. To read more about these risk factors, please see the “Risk Factors” section of our most recent annual report on Form 10-K. In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

Overview

We are a diversified industrial manufacturer with leading positions in a variety of products and services that are used in diverse commercial and industrial markets. We have seven operating segments aggregated into five reportable segments: Electronics, Engraving, Scientific, Engineering Technologies, and Specialty Solutions. Our segments differentiate themselves by collaborating with our customers in order to develop and deliver custom solutions or engineered components that solve problems for our customers or otherwise meet their needs (a business model we refer to as “Customer Intimacy”). Overall management, strategic development and financial control are led by the executive staff at our corporate headquarters located in Salem, New Hampshire.

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

The Standex Value Creation System is a methodology which provides standard work and consistent tools used throughout the company in order to achieve our organization’s goals. The Standex Value Creation System employs four components: Balanced Performance Plan, Growth Disciplines, Operational Excellence, and Talent Management. The Balanced Performance Plan process aligns annual goals throughout the company and provides a standard reporting, management and review process.  It is focused on setting, tracking and reviewing annual and quarterly targets that support our short and long-term goals.  The Growth Disciplines use a standard work playbook of tools and processes including market maps, market tests and growth laneways to identify, explore and execute on opportunities that expand the business organically and through acquisitions.  Operational Excellence also employs a standard work playbook of tools and processes, based on LEAN, to improve operating execution (effectiveness), eliminate waste (efficiency) and thereby improve profitability, cash flow and customer satisfaction.  Finally, Talent Management is an organizational development process that provides training, development, and succession planning for employees throughout our worldwide organization.  The Standex Value Creation System ties all disciplines together under a common umbrella by providing a standard playbook of tools and processes to deliver our business objectives. Through the use of our Standex Value Creation System, we have developed a balanced approach to value creation.  While we intend to continue investing acquisition capital in high margin and growth segments such as Electronics, Engraving, and Scientific, we will continue to support all of our businesses as they enhance value through deployment of our GDP+ and OpEx playbooks.

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

As part of our ongoing strategy:

●

In the first quarter of fiscal year 2021, we acquired Renco Electronics, a designer and manufacturer of customized standard magnetics components and products including transformers, inductors, chokes and coils for power and RF applications.  Renco’s end markets and customer base in areas such as consumer and industrial applications are highly complementary to our existing business with the potential to further expand key account relationships and capitalize on cross selling opportunities.  Renco operates one manufacturing facility in Florida and is supported by contract manufacturers in Asia.  Renco’s results are reported within our Electronics segment.

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

As a result of our portfolio moves over the last several years, we have transformed Standex to a company with end market exposure that is no longer dependent on sales of standard products to the food service industry and into a more focused group of businesses selling customized solutions to high value end markets via a compelling customer value proposition.  The narrowing of the portfolio allows for greater management focus on driving operational disciplines and positions us well to withstand the COVID-19 crisis and invest selectively in our ongoing pipeline of organic and inorganic opportunities.

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

Impact of COVID-19 Pandemic on the Company

Given the global nature of our business and the number of our facilities in China, we were impacted by COVID-19 related issues beginning in February of our third quarter of fiscal year 2020.  We took immediate, and effective action to protect our health and safety, continue to serve our customers, support our communities and manage our cash flows.  Our priority was and remains the health and safety of all of our employees.  Each of our facilities is following safe practices as defined in their local jurisdictions as well as sharing experiences and innovative ways of overcoming challenges brought on by the crisis during updates with global site leaders.  We are rigorously following health protocols in our plants, including changing work cell configurations and revising shift schedules when appropriate, in order to do our best to maintain operations.  We have experienced revenue losses in many of our businesses due to the impact that the pandemic has had on our customers.

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

We exited the first quarter of fiscal year 2021 with $93.7 million in cash and $200.0 million of borrowings under our revolving credit facility.  Our leverage ratio covenant, as defined in our revolving credit agreement, was 1.45 to 1 and allowed us the capacity to borrow an additional $206.4 million at September 30, 2020.

Finally, we are reviewing our ability to participate in any governmental assistance programs available to us in each of our global locations, and we will participate in these programs as available and appropriate.  For instance, we have elected to take advantage of provisions in the United States Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which allows for deferral until December 31, 2020 of defined benefit pension plan contributions due during calendar year 2020. Prior to passage of the CARES Act, we were required to make payments of $1.5 million in the fourth quarter of fiscal year 2020 and an additional $3.3 million in the first two quarters of fiscal year 2021, which we will now defer until December of fiscal year 2021. We believe that the we have sufficient liquidity around the world and access to financing to execute on our short and long-term strategic plans.

	Three Months Ended
	September 30,
(In thousands, except percentages)	2020	2019
Net sales	$151,286	$155,978
Gross profit margin	36.2%	37.3%
Income from operations	14,354	15,851

Three Months Ended
(In thousands)	September 30, 2020
Net sales, prior year period	$155,978
Components of change in sales:
Organic sales change	(12,808)
Effect of acquisitions	5,896
Effect of exchange rates	2,220
Net sales, current period	$151,286

Net sales decreased in the first quarter of fiscal year 2021 by $4.7 million or 3.0% when compared to the prior year quarter. The acquisition of Renco contributed $5.9 million or 3.8% to overall sales growth. Organic sales declined $12.8 million or 8.2%, primarily as a result of impacts due to the COVID pandemic while foreign currency had a $2.2 million or 1.4% positive impact on sales.  We discuss our results and outlook for each segment below.

Gross Profit Margin

Our gross margin for the first quarter of fiscal year 2021 was 36.2% which declined from the prior year quarter’s gross margin of 37.3% primarily a result of the impact of $0.6 million related to the amortization of purchase accounting expenses associated with the Renco acquisition in addition to increased material costs in Electronics.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) for the first quarter of fiscal year 2021 were $38.9 million, or 25.7% of sales, compared to $40.1 million, or 25.7% of sales, during the prior year quarter.  SG&A expenses during the quarter were impacted by on-going SG&A expenses related to our recent acquisitions of $0.9 million offset by a reduction in incentive compensation and management transition costs compared to the prior year quarter.

Restructuring Charges

We incurred restructuring expenses of $1.5 million during the first quarter of fiscal year 2021 and fiscal year 2020.  Restructuring expenses during the quarter primarily related to the announced closure of a Specialty Solutions pump rotor production facility in Ireland.  We expect to incur restructuring costs of approximately $1.7 million throughout the remainder of fiscal year 2021 as we continue to focus our efforts to reduce cost and improve productivity across its businesses, particularly through headcount reductions, facility closures, and consolidations.

Acquisition Related Expenses

We incurred acquisition-related expenses of less than $0.1 million during the first quarter of fiscal year 2021. Acquisition-related expenses typically consist of due diligence, integration, and valuation expenses incurred in connection with recent acquisitions.

Income from Operations

Income from operations for the first quarter of fiscal year 2021 was $14.4 million, compared to $15.9 million during the prior year quarter.  The decline of $1.5 million, or 9.4% is primarily due to the impact of volume related losses triggered by the COVID-19 pandemic along with material inflation, partially offset by cost reduction activities and productivity improvement initiatives implemented in all of our businesses.

Interest Expense

Interest expense for the first quarter of fiscal year 2021 was $1.5 million, a 30.0% decline from interest expense of $2.1 million during the prior year quarter.  The decreased interest expense is due to a lower effective interest rate of 2.57% as of September 30, 2020, as compared to 3.41% as of September 30, 2019 offset by an increase in borrowings outstanding during the quarter.

Income Taxes

The Company's effective tax rate from continuing operations for the first quarter of the fiscal year ending June 30, 2021 was 20.7% compared with 27.8% for the prior year quarter.  The tax rate was impacted in current period by the following items: (i) minimization of global intangible low-taxed income and enhancement of the deduction for foreign derived intangible income, (ii) foreign tax credit optimization strategies, (iii) a benefit  due to the carryback of losses generated in the fiscal year ending June 30, 2019 and (iv) the jurisdictional mix of earnings.

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

	As of September 30, 2020		As of September 30, 2019
	Total Backlog	Backlog under 1 year	Total Backlog	Backlog under 1 year
Electronics	$62,442	$60,840	$55,536	$52,485
Engraving	18,873	14,695	18,381	15,917
Scientific	6,018	6,018	4,824	4,824
Engineering Technologies	91,363	59,816	110,906	84,193
Specialty Solutions	13,995	10,501	19,517	15,672
Total	$192,691	$151,870	$209,164	$173,091

Total backlog realizable under one year decreased $21.2 million, or 12.3%, to $151.9 million at September 30, 2020 from $173.1 million at September 30, 2019. We experienced an increase in backlog at Scientific due to increased demand by retail pharmacy customers while the acquisition of Renco increased Electronics backlog by $7.1 million.  Backlog declines in the Engineering Technologies segment are primarily due to weakening demand in the aviation sector due to COVID pandemic related slowdowns in that industry.

Electronics

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2020	2019	Change
Net sales	$55,271	$46,617	18.6%
Income from operations	8,535	8,099	5.4%
Operating income margin	15.4%	17.4%

Net sales in the first quarter of fiscal year 2021 increased by $8.7 million, or 18.6%, when compared to the prior year quarter. Organic sales increased $1.8 million, or 3.9% mostly due to strength in Asia partially offset by weakness within the European market. The acquisition of Renco contributed sales of $5.9 million or 12.6%. Additionally, foreign exchange rates favorably affected sales by $1.0 million or 2.1%. Income from operations in the first quarter of fiscal year 2021 increased by $0.4 million, or 5.4%, when compared to the prior year quarter. The operating income increase was the result of organic sales growth, various cost saving initiatives and the impact of the Renco Electronics acquisition, offset by inflationary material cost increases and $0.6 million of purchase accounting expenses.

In the second quarter, we expect revenue to be slightly higher sequentially and improve in the second half of the fiscal year as demand accelerates in the European markets.

Engraving

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2020	2019	Change
Net sales	$36,401	$38,431	(5.3%)
Income from operations	5,873	6,537	(10.2%)
Operating income margin	16.1%	17.0%

Net sales in the first quarter of fiscal year 2021 decreased by $2.0 million, or 5.3%, when compared to the prior year. Organic sales declined by $3.1 million, or 7.9%, as a result of the timing of automotive projects.  Organic declines were partially offset by foreign exchange impacts of $1.0 million, or 2.6%, for the quarter.  Income from operations for the first quarter of fiscal year 2021 decreased by $0.7 million, or 10.2%, when compared to the prior year. The decrease was primarily a result of organic sales declines for the year, partially offset by favorable foreign exchange impacts.

Looking forward, we expect sales volume and income from operations to improve due to our expectations regarding new automotive launches along with the continued introduction of our soft skin and tool finishing offerings throughout our global sales network. Additionally, we expect to see sequential operating income improvement as we continue to realize benefits of cost and productivity actions.

Scientific

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2020	2019	Change
Net sales	$16,663	$14,750	13.0%
Income from operations	4,076	3,705	10.0%
Operating income margin	24.5%	25.1%

Net sales in the first quarter of fiscal year 2021 increased by $1.9 million, or 13.0%, compared to the prior year.  Net sales increase reflects overall growth in end markets including retail pharmaceutical chains, clinical laboratories, and academic institutions.  Income from operations in the first quarter of fiscal year 2021 increased $0.4 million, or 10.0%, when compared to the prior year quarter reflecting revenue growth partially offset with re-investments in the business for future growth opportunities.

In fiscal second quarter 2021, the Company expects to see a sequential revenue increase driven primarily by continued positive trends in retail pharmaceutical chains and clinical end markets.  Operating margin is expected to slightly improve reflecting volume increase balanced with reinvestment in the business for R&D and future growth opportunities. We continue to enact measures to prepare for anticipated increases in demand for medication and COVID-19 vaccine storage in the coming quarters.

Engineering Technologies

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2020	2019	Change
Net sales	$17,633	$24,644	(28.4%)
Income from operations	469	3,359	(86.0%)
Operating income margin	2.7%	13.6%

Engineering Technologies revenue declined 28.4% over the first quarter of fiscal year 2020 primarily due to the impact of COVID-19 on the aviation segment, especially engine parts manufacturing.  Aviation market declines were partially offset by higher sales in the unmanned segment of the space industry and defense sales driven by higher volume from missile production and development programs. Operating income declines in the quarter were primarily due to lower volume and were partially offset by cost savings measures enacted in response to the reduced volume levels.

During the second quarter the Company expects revenue to be sequentially similar as a result of continued aviation end market weakness.  Operating margin is expected to slightly increase sequentially reflecting productivity initiatives and cost reduction activities.  Productivity improvement initiatives and aggressive cost reduction and containment activities will continue while efforts are underway to increase the pipeline of new business opportunities going forward.

Specialty Solutions

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2020	2019	Change
Net sales	$25,318	$31,536	(19.7%)
Income from operations	3,906	5,648	(30.8%)
Operating income margin	15.4%	17.9%

Net sales for the first quarter of fiscal year 2021 decreased $6.2 million or 19.7% when compared to the prior year quarter. Organic sales growth declined $6.3 million, or 20.2% partially offset by positive foreign exchange impacts of $0.1 million, or 0.5%. Decreased sales volume is primarily due to the impact of the COVID-19 pandemic which created market downturns in the beverage, food service, and OEM equipment markets. Income from operations decreased $1.7 million or 30.8% in the first quarter of fiscal 2021. The decrease during the quarter is primarily due to reduced sales volume in each of our businesses.

On a sequential basis, the Company expects fiscal second quarter 2021 revenue and operating margin to decline slightly due to seasonality and a lower number of shipping days in the quarter.

Corporate and Other

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2020	2019	Change
Income (loss) from operations:
Corporate	$(6,992)	$(9,284)	(24.7%)
Acquisition-related costs	(25)	(734)	(96.6%)
Restructuring	(1,488)	(1,479)	0.6%

Corporate expenses in the first quarter of fiscal year 2021 decreased by $2.3 million, or 24.7%, when compared to the prior year quarter. The corporate expense decrease primarily reflects reductions in incentive compensation, management transition costs, and other expense reductions in the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020.

The restructuring and acquisition-related costs have been discussed above in the Company Overview.

Discontinued Operations

In pursuing our business strategy, the Company continues to divest certain businesses and record activities of these businesses as discontinued operations. Results of the Refrigerated Solutions Group in current and prior periods have been classified as discontinued operations in the Consolidated Financial Statements and excluded from the results from continuing operations.  Activity related to discontinued operations for three months ended September 30, 2020 and 2019 is as follows (in thousands):

	Three months ended September 30,
	2020	2019
Net Sales	$-	$40,466

Profit (loss) Before Taxes	$(826)	$2,611
Benefit (Provision) for Taxes	199	(745)
Net income (loss) from Discontinued Operations	$(627)	$1,866

Liquidity and Capital Resources

At September 30, 2020, our total cash balance was $93.7 million, of which $75.7 million was held by foreign subsidiaries.  During the quarter, we repatriated $7.9 million to the United States from our foreign subsidiaries. We expect to repatriate an additional $27.1 million during fiscal year 2021, however, the amount and timing of cash repatriation during the fiscal year will be dependent upon each business unit’s operational needs including requirements to fund working capital, capital expenditure, and jurisdictional tax payments. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Net cash provided by continuing operating activities for the three months ended September 30, 2020, was $9.2 million compared to net cash provided by continuing operating activities of $9.4 million in the prior year.  We generated $19.9 million from income statement activities and used $10.7 million of cash to fund working capital and other balance sheet increases.  Cash flow used in continuing investing activities for quarter ended September 30, 2020 totaled $32.0 million and primarily consisted of $27.4 million for the acquisition of Renco.  Cash used by financing activities for the three months ended September 30, 2020 was $7.1 million and consisted primarily of stock repurchases of $5.1 million and cash paid for dividends of $2.7 million.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of September 30, 2020, the Company has used $6.0 million against the letter of credit sub-facility and had the ability to borrow $206.4 million under the facility based on our current trailing twelve-month EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to the lower of $20.0 million or 10% of EBITDA.  The facility also allows for unlimited non-cash charges including purchase accounting and goodwill adjustments.  At September 30, 2020, the Company’s Interest Coverage Ratio was 9.98:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period.  At September 30, 2020, the Company’s Leverage Ratio was 1.45:1.

As of September 30, 2020, we had borrowings under our facility of $200.0 million. In order to manage our interest rate exposure on these borrowings, we are party to $200.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.27%.  The effective rate of interest for our outstanding borrowings, including the impact of the interest rate swaps, was 2.57%.

In connection with the acquisition of Renco, we assumed $0.7 million of debt under the Paycheck Protection Program, within the CARES Act. These borrowings mature in April of 2022.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect fiscal year 2021 capital spending to be between $25.0 and $28.0 million which includes amounts not spent in fiscal year 2020.  We also expect that depreciation and amortization expense will be between $20.0 and $22.0 million and $11.5 and $12.5 million, respectively.

The following table sets forth our capitalization at September 30, 2020 and June 30, 2020:

(In thousands)	September 30, 2020	June 30, 2020
Long-term debt	$199,947	$199,150
Less cash and cash equivalents	(93,698)	(118,809)
Net debt	106,249	80,341
Stockholders' equity	476,569	461,632
Total capitalization	$582,818	$541,973

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $197.6 million at September 30, 2020, as compared to $194.8 million at the most recent measurement date, which occurred as of June 30, 2020.  The next measurement date to determine plan funding and benefit obligations will be on June 30, 2021.

The Company expects to pay $10.1 million in contributions to its defined benefit plans during fiscal 2021.  Contributions of $0.1 million were made during the three months ended September 30, 2020.  Required contributions of $9.5 million will be paid to the Company’s U.S. defined benefit plan during 2021.  The Company also expects to make contributions during the current fiscal year of $0.2 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively.  Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for four retired executives.  Current executives and new hires are not eligible for this program.  At September 30, 2020, the underlying policies had a cash surrender value of $18.7 million and are reported net of loans of $8.9 million for which we have the legal right of offset.

Other Matters

Inflation – Certain of our expenses, such as wages and benefits, occupancy costs and equipment repair and replacement, are subject to normal inflationary pressures. Inflation for medical costs can impact both our employee benefit costs as well as our reserves for workers' compensation claims. We monitor the inflationary rate and adjust reserves whenever it is deemed necessary. Our ability to control worker compensation insurance medical cost inflation is dependent upon our ability to manage claims and purchase insurance coverage to limit the maximum exposure for us. Each of our segments is subject to the effects of changing raw material costs caused by the underlying commodity price movements. In general, we do not enter into purchase contracts that extend beyond one operating cycle. While Standex considers our relationship with our suppliers to be good, there can be no assurances that we will not experience any supply shortage.

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

Critical Accounting Policies

The condensed consolidated financial statements include the accounts of Standex International Corporation and all of its subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements. Although we believe that materially different amounts would not be reported due to the accounting policies adopted, the application of certain accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Our Annual Report on Form 10-K for the year ended June 30, 2020 lists a number of accounting policies which we believe to be the most critical.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as loan payments, customer remittances, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At September 30, 2020 the fair value, in the aggregate, of the Company’s open foreign exchange contracts was a liability of $2.4 million.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at September 30, 2020, would not result in a material change in our operations, financial position, or cash flows.  We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate Risk

The Company’s effective interest rate on borrowings was 2.57% at September 30, 2020.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings and is mitigated by our use of interest rate swap agreements to modify our exposure to interest rate movements.  At September 30, 2020, we have $200.0 million of active floating to fixed rate swaps with terms ranging from one to four years.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.27%.  At September 30, 2020 the fair value, in the aggregate, of the Company’s interest rate swaps were liabilities of $6.7 million. A 25-basis point increase in interest rates would not change our annual interest expense as all of our outstanding debt is currently converted to fixed rate debts by means of interest rate swaps.

Concentration of Credit Risk

We have a diversified customer base. As such, the risk associated with concentration of credit risk is inherently minimized. As of September 30, 2020, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.     CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. As discussed in Note 2 to the consolidated financial statements contained in this Report, the Company acquired all of the outstanding stock of Renco Electronics during fiscal year 2021. The acquisition represents approximately 3.9% of the Company's consolidated continuing operations revenue for the three months ended September 30, 2020, respectively, and approximately 2.8% of the Company's consolidated assets at September 30, 2020. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2020 excludes any evaluation of the internal control over financial reporting of  Renco Electronics.

There was no change in the Company's internal control over financial reporting during the quarterly period ended September 30, 2020 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities (1)
Quarter Ended September 30, 2020
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 - July 31, 2020	100	$57.55	100	$43,236,808

August 1 – August 31, 2020	-	$-	-	43,236,808

September 1 – September 30, 2020	86,960	$58.69	86,960	38,133,126

Total	87,060	$58.69	87,060	$38,133,126

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

Item 6. Exhibits

(a)       Exhibits

10.1	Employment Agreement dated October 1, 2020 between the Company and Sean Valashinas.
10.2	Employment Agreement dated December 13, 2019 between the Company and James A. Hooven.
31.1	Principal Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

STANDEX INTERNATIONAL CORPORATION

Date:	October 30, 2020	/s/ ADEMIR SARCEVIC
Ademir Sarcevic
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	October 30, 2020	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Vice President/Chief Accounting Officer/Assistant Treasurer