Form 10-Q
period 2020-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 2021-02-05
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

The number of shares of Registrant's Common Stock outstanding on February 4, 2021 was 12,356,728.

STANDEX INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1

STANDEX INTERNATIONAL CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)	December 31, 2020	June 30, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$109,110	$118,809
Accounts receivable, less allowance for credit losses of $1,976 and $1,451 at December 31, 2020 and June 30, 2020, respectively	100,585	98,157
Inventories	90,710	85,031
Prepaid expenses and other current assets	20,430	18,870
Income taxes receivable	6,281	8,194
Current Assets - Discontinued Operations	-	2,936
Total current assets	327,116	331,997
Property, plant, and equipment, net	135,733	132,533
Intangible assets, net	113,211	106,412
Goodwill	291,836	271,221
Deferred tax asset	16,123	17,322
Operating lease right-of-use asset	44,544	44,788
Other non-current assets	30,094	26,605
Total non-current assets	631,541	598,881
Total assets	$958,657	$930,878

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$55,524	$54,910
Accrued liabilities	59,287	59,929
Income taxes payable	3,075	7,428
Current liabilities-Discontinued Operations	-	610
Total current liabilities	117,886	122,877
Long-term debt	200,032	199,150
Operating lease long-term liabilities	34,961	36,293
Accrued pension and other non-current liabilities	107,588	110,926
Total non-current liabilities	342,581	346,369

Commitments and Contingencies (Note 16)	-	-

Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000 shares authorized, 27,984,278 issued, 12,181,112 and 12,235,786 outstanding at December 31, 2020 and June 30, 2020	41,976	41,976
Additional paid-in capital	76,548	72,752
Retained earnings	843,038	827,656
Accumulated other comprehensive loss	(124,149)	(147,659)
Treasury shares: 15,803,166 shares at December 31, 2020 and 15,748,492 shares at June 30, 2020	(339,223)	(333,093)
Total stockholders' equity	498,190	461,632
Total liabilities and stockholders' equity	$958,657	$930,878

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2020	2019	2020	2019
Net sales	$156,283	$153,697	$307,569	$309,669
Cost of sales	98,267	95,901	194,816	193,646
Gross profit	58,016	57,796	112,753	116,023
Selling, general, and administrative expenses	40,199	38,664	79,069	78,826
Acquisition related costs	570	773	596	1,507
Restructuring costs	509	720	1,996	2,199
Total operating expenses	41,278	40,157	81,661	82,532
Income from operations	16,738	17,639	31,092	33,491
Interest expense	1,601	1,928	3,086	4,050
Other non-operating (income) expense	(60)	588	(231)	(331)
Income from continuing operations before income taxes	15,197	15,123	28,237	29,772
Provision for income taxes	3,189	2,831	5,885	6,909
Net income from continuing operations	12,008	12,292	22,352	22,863
Income (loss) from discontinued operations, net of income taxes	(631)	(54)	(1,258)	1,813
Net income	$11,377	$12,238	$21,094	$24,676

Basic earnings (loss) per share:
Continuing operations	$0.98	$0.99	$1.83	$1.85
Discontinued operations	(0.05)	-	(0.10)	0.15
Total	$0.93	$0.99	$1.73	$2.00
Diluted earnings (loss) per share:
Continuing operations	$0.98	$0.99	$1.82	$1.84
Discontinued operations	(0.05)	-	(0.10)	0.15
Total	$0.93	$0.99	$1.72	$1.99

Weighted average number of shares:
Basic	12,195	12,376	12,213	12,359
Diluted	12,270	12,455	12,277	12,427

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2020	2019	2020	2019
Net income	$11,377	$12,238	$21,094	$24,676
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$(258)	$(354)	$(473)	$(6)
Amortization of unrecognized costs	1,669	1,440	3,335	2,874
Derivative instruments:
Change in unrealized gains (losses)	356	(1,390)	(215)	(237)
Amortization of unrealized gains (losses) into interest expense	534	1,182	1,121	(19)
Foreign currency translation gains (losses)	11,082	4,425	20,601	(1,170)
Other comprehensive income (loss) before tax	$13,383	$5,303	$24,369	$1,442

Income tax provision (benefit):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$54	$70	$100	$23
Amortization of unrecognized costs	(400)	(348)	(800)	(693)
Derivative instruments:
Change in unrealized gains (losses)	5	134	118	109
Amortization of unrealized gains (losses) into interest expense	(140)	(14)	(277)	(7)
Income tax provision (benefit) to other comprehensive income (loss)	$(481)	$(158)	$(859)	$(568)

Other comprehensive income (loss), net of tax	12,902	5,145	23,510	874
Comprehensive income (loss)	$24,279	$17,383	$44,604	$25,550

See notes to unaudited condensed consolidated financial statements

Unaudited Consolidated Statements of Stockholders' Equity

Standex International Corporation and Subsidiaries

				Accumulated Other
		Additional		Comprehensive			Total
For the Six month period ended December 31, 2020	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, June 30, 2020	$41,976	$72,752	$827,656	$(147,659)	15,748	$(333,093)	$461,632
Stock issued under incentive compensation plans and employee purchase plans	-	(492)	-	-	(69)	1,463	971
Stock-based compensation	-	4,288	-	-	-	-	4,288
Treasury stock acquired	-	-	-	-	124	(7,593)	(7,593)
Comprehensive income:
Net income	-	-	21,094	-	-	-	21,094
Foreign currency translation adjustment	-	-	-	20,601	-	-	20,601
Pension, net of tax of $0.7 million	-	-	-	2,162	-	-	2,162
Change in fair value of derivatives, net of tax of $0.2 million	-	-	-	747	-	-	747
Dividends declared ($0.46 per share)	-	-	(5,712)	-	-	-	(5,712)
Balance, December 31, 2020	$41,976	$76,548	$843,038	$(124,149)	15,803	$(339,223)	$498,190

For the Six month period ended December 31, 2019
(in thousands, except as specified)
Balance, June 30, 2019	$41,976	$65,515	$818,282	$(137,278)	15,650	$(324,182)	$464,313
Stock issued under incentive compensation plans and employee purchase plans	-	(129)	-	-	(61)	1,256	1,127
Stock-based compensation	-	4,820	-	-	-	-	4,820
Treasury stock acquired	-	-	-	-	13	(946)	(946)
Comprehensive income:							-
Net income	-	-	24,676	-	-	-	24,676
Foreign currency translation adjustment	-	-	-	(1,170)	-	-	(1,170)
Pension, net of tax of $0.7 million	-	-	-	2,198	-	-	2,198
Change in fair value of derivatives, net of tax of $0.3 million	-	-	-	(154)	-	-	(154)
Dividends declared ($0.42 per share)	-	-	(5,260)	-	-	-	(5,260)
Balance, December 31, 2019	$41,976	$70,206	$837,698	$(136,404)	15,602	$(323,872)	$489,604

Unaudited Consolidated Statements of Stockholders' Equity

Standex International Corporation and Subsidiaries

				Accumulated Other
		Additional		Comprehensive			Total
For the Three month period ended December 31, 2020	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, September 30, 2020	$41,976	$74,035	$834,645	$(137,051)	15,780	$(337,037)	$476,568
Stock issued under incentive compensation plans and employee purchase plans	-	(20)	-	-	(14)	297	277
Stock-based compensation	-	2,533	-	-	-	-	2,533
Treasury stock acquired	-	-	-	-	37	(2,483)	(2,483)
Comprehensive income:
Net income	-	-	11,377	-	-	-	11,377
Foreign currency translation adjustment	-	-	-	11,082	-	-	11,082
Pension, net of tax of $0.3 million	-	-	-	1,064	-	-	1,064
Change in fair value of derivatives, net of tax of $0.1 million	-	-	-	756	-	-	756
Dividends declared ($0.24 per share)	-	-	(2,984)	-	-	-	(2,984)
Balance, December 31, 2020	$41,976	$76,548	$843,038	$(124,149)	15,803	$(339,223)	$498,190

For the Three month period ended December 31, 2019
(in thousands, except as specified)
Balance, September 30, 2019	$41,976	$68,196	$828,226	$(141,549)	15,611	$(323,928)	$472,921
Stock issued under incentive compensation plans and employee purchase plans	-	(52)	-	-	(11)	231	179
Stock-based compensation	-	2,062	-	-	-	-	2,062
Treasury stock acquired	-	-	-	-	2	(175)	(175)
Comprehensive income:
Net income	-	-	12,238	-	-	-	12,238
Foreign currency translation adjustment	-	-	-	4,425	-	-	4,425
Pension, net of tax of $0.3 million	-	-	-	808	-	-	808
Change in fair value of derivatives, net of tax of $0.3 million	-	-	-	(88)	-	-	(88)
Dividends declared ($0.22 per share)	-	-	(2,766)	-	-	-	(2,766)
Balance, December 31, 2019	$41,976	$70,206	$837,698	$(136,404)	15,602	$(323,872)	$489,604

STANDEX INTERNATIONAL CORPORATION

 Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	December 31,
(In thousands)	2020	2019
Cash flows from operating activities
Net income	$21,094	$24,676
Income (loss) from discontinued operations	(1,258)	1,813
Income from continuing operations	22,352	22,863
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,521	16,066
Stock-based compensation	4,288	4,820
Non-cash portion of restructuring charge	(492)	(149)
Life insurance benefit	-	(1,302)
Contributions to defined benefit plans	(4,880)	(1,932)
Net changes in operating assets and liabilities	(6,281)	(23,636)
Net cash provided by operating activities - continuing operations	31,508	16,730
Net cash provided by (used in) operating activities - discontinued operations	2,254	4,930
Net cash provided by operating activities	33,762	21,660
Cash flows from investing activities
Expenditures for property, plant, and equipment	(10,145)	(10,376)
Expenditures for acquisitions, net of cash acquired	(27,398)	-
Other investing activity	275	2,020
Net cash provided by (used in) investing activities - continuing operations	(37,268)	(8,356)
Net cash provided by (used in) investing activities - discontinued operations	-	9,683
Net cash provided by (used in) investing activities	(37,268)	1,327
Cash flows from financing activities
Borrowings on revolving credit facility	17,000	34,700
Payments of revolving credit facility	(17,000)	(45,500)
Contingent consideration payment	-	(872)
Activity under share-based payment plans	971	1,127
Purchases of treasury stock	(7,593)	(946)
Cash dividends paid	(5,624)	(5,186)
Net cash provided by (used in) financing activities	(12,246)	(16,677)
Effect of exchange rate changes on cash and cash equivalents	6,053	(536)
Net change in cash and cash equivalents	(9,699)	5,774
Cash and cash equivalents at beginning of year	118,809	93,145
Cash and cash equivalents at end of period	$109,110	$98,919

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$2,527	$3,415
Income taxes, net of refunds	$8,363	$9,589

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)     Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and six months ended December 31, 2020 and 2019, the cash flows for the six months ended December 31, 2020 and 2019 and the financial position of Standex International Corporation (“Standex”, the “Company”, “we”, “us”, or “our”), at December 31, 2020. The interim results are not necessarily indicative of results for a full year. The following unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2020. The condensed consolidated balance sheet at June 30, 2020 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2020. Unless otherwise noted, references to years are to the Company’s fiscal years.

Certain prior period amounts have been reclassified to conform to the current period presentation. In pursuing our business strategy, we have divested certain businesses and recorded activities of these businesses as discontinued operations. During the third quarter of 2020, the Company decided to divest its Refrigerated Solutions Group which consists of two operating segments in order to focus its financial assets and managerial resources on its remaining portfolio of businesses. Results of the Refrigerated Solutions Group in prior periods have been classified as discontinued operations in the Condensed Consolidated Financial Statements and excluded from the results of continuing operations. In the fourth quarter of fiscal year 2020, the Company reviewed the quantitative and qualitative characteristics of its remaining businesses and determined that it has seven operating segments that aggregate to five reportable segments.  Please refer to Note 17 Industry Segment Information for further information regarding reportable segments. All periods presented have been revised to reflect the new reportable segments.

The estimates and assumptions used in the preparation of the consolidated financial statements have considered the implications on the Company as a result of the onset of the COVID-19 pandemic and its related economic impacts. As a result of the COVID-19 pandemic,  there is heightened volatility and uncertainty in customer demand and the worldwide economy. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of December 31, 2020 and the issuance date of the Quarterly Report on Form 10-Q.

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). The amendments in this update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2020-04 is effective for all entities as of  March 12, 2020 through  December 31, 2022. The Company adopted ASU 2020-04 and ASU 2021-01 in fiscal year 2021.  The adoption did not have a material impact on the consolidated financial statements.

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

As a result of the adoption of ASU 2016-13, the Company has updated its critical accounting policy related to trade account receivables and allowances for credit losses as of September 30, 2020 from what was previously disclosed in its audited financial statements for the year ended June 30, 2020 as follows:

All trade account receivables are reported net of allowances for expected credit losses. The allowances for expected credit losses represent management’s best estimate of the credit losses expected from our trade account receivables over the life of the underlying assets. Assets with similar risk characteristics are pooled together for determination of their current expected credit losses. The Company regularly performs detailed reviews of its pooled assets to evaluate the collectability of receivables based on a combination of past, current, and future financial and qualitative factors that may affect customers’ ability to pay. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected.

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

2)     Acquisitions

The Company’s recent acquisitions are strategically significant to the future growth prospects of the Company. At the time of the acquisition and December 31, 2020, the Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

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

Intangible assets of $10.4 million are preliminarily recorded, consisting primarily of $3.6 million for indefinite lived trademarks, and $6.8 million of customer relationships to be amortized over 12 years. The Company’s assigned fair values are preliminary as of December 31, 2020 until such time as the valuation can be finalized. The goodwill of $14.0 million created by the transaction is deductible for income tax purposes.

The Company signed a new lease agreement with a related party, an entity in which the Renco Electronics President is a shareholder, on July 15, 2020. The lease is for three years and is subject to renewal, at the Company’s option under similar terms and conditions. The Company recorded a fair value adjustment of $0.1 million in connection with this lease, which is included in other acquired assets in the table below.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. As of December 31, 2020, the Company recorded right of use assets of $3.3 million, current lease liabilities of $1.8 million and non-current lease liabilities of $1.5 million, related to two operating leases in connection with the acquisition of Renco. Renco does not have material financing leases.

Please refer to Note 4 Fair Value Measurements for further information about the valuation of the $3.0 million contingent consideration liability.

The components of the fair value of the Renco Electronics acquisition, including the preliminary allocation of the purchase price at December 31, 2020, are as follows (in thousands):

	Preliminary Allocation September 30, 2020	Adjustments	Adjusted Preliminary Allocation December 31, 2020
Fair value of business combination:
Cash payments	$29,530	$-	$29,530
Less, cash acquired	(2,132)	-	(2,132)
Fair value of contingent consideration	3,000	-	3,000
Total	$30,398	$-	$30,398

	Preliminary Allocation September 30, 2020	Adjustments	Adjusted Preliminary Allocation December 31, 2020
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$4,762	$(240)	$4,522
Inventories	5,446	-	5,446
Property, plant, & equipment	-	410	410
Identifiable intangible assets	10,400	-	10,400
Goodwill	14,153	(170)	13,983
Debt assumed	(712)	-	(712)
Liabilities assumed	(3,651)	-	(3,651)
Total	$30,398	$-	$30,398

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

Acquisition-related costs consist of miscellaneous professional service fees and expenses for our recent acquisitions.

The components of acquisition-related costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Deferred compensation arrangements	$-	$467	$-	$1,170
Other acquisition-related costs	570	306	596	337
Total	$570	$773	$596	$1,507

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

Disaggregation of Revenue from Contracts with Customers

The following table presents revenue disaggregated by product line and segment (in thousands):

	Three Months Ended
Revenue by Product Line	December 31, 2020	December 31, 2019

Electronics	$60,156	$45,834

Engraving Services	34,976	35,671
Engraving Products	2,974	2,585
Total Engraving	37,950	38,256

Scientific	17,893	15,414

Engineering Technologies	17,507	26,495

Hydraulics Cylinders and Systems	10,623	11,316
Merchandising & Display	6,041	8,692
Pumps	6,113	7,690
Total Specialty Solutions	22,777	27,698

Total Revenue by Product Line	$156,283	$153,697

The following table presents revenue disaggregated by product line and segment (in thousands):

	Six Months Ended
Revenue by Product Line	December 31, 2020	December 31, 2019

Electronics	$115,427	$92,452

Engraving Services	69,296	71,737
Engraving Products	5,055	4,950
Total Engraving	74,351	76,687

Scientific	34,556	30,164

Engineering Technologies	35,140	51,139

Hydraulics Cylinders and Systems	22,954	25,064
Merchandising & Display	13,239	18,515
Pumps	11,902	15,648
Total Specialty Solutions	48,095	59,227

Total Revenue by Product Line	$307,569	$309,669

The following table presents revenue from continuing operations disaggregated by geography based on company’s locations (in thousands):

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Net sales	December 31, 2020	December 31, 2020	December 31, 2019	December 31, 2019
United States	$91,392	$183,506	$92,460	$186,502
Asia Pacific	30,610	57,474	24,560	48,906
EMEA (1)	30,364	59,182	32,462	66,762
Other Americas	3,917	7,407	4,215	7,499
Total	$156,283	$307,569	$153,697	$309,669

(1) EMEA consists primarily of Europe, Middle East and S. Africa.

The following table presents revenue from continuing operations disaggregated by timing of recognition (in thousands):

	Three Months Ended
Timing of Revenue Recognition	December 31, 2020	December 31, 2019
Products and services transferred at a point in time	$147,167	$144,229
Products transferred over time	9,116	9,468
Net Sales	$156,283	$153,697

	Six Months Ended
Timing of Revenue Recognition	December 31, 2020	December 31, 2019
Products and services transferred at a point in time	$290,638	$293,717
Products transferred over time	16,931	15,952
Net Sales	$307,569	$309,669

Contract Balances

Contract assets represent sales recognized in excess of billings related to work completed but not yet shipped for which revenue is recognized over time. Contract assets are recorded as prepaid and other current assets. Contract liabilities are customer deposits for which revenue has not been recognized. Current contract liabilities are recorded as accrued expenses.

The following table provides information about contract assets and liability balances as of December 31, 2020 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended December 31, 2020
Contract assets:
Prepaid and other current assets	$9,140	$13,774	$13,305	$9,609
Contract liabilities:
Customer deposits	2,298	4,382	6,315	365

During the three and six months ended December 31, 2020, we recognized the following revenue which was included in the contract liability beginning balances (in thousands):

):

	December 31, 2020
Revenue recognized in the period from:	Three months ended	Six months ended
Amounts included in the contract liability balance at the beginning of the period	$1,418	$2,298

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

There were no transfers of assets or liabilities between any levels of the fair value measurement hierarchy at December 31, 2020 and June 30, 2020. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

Items presented at fair value at December 31, 2020 and June 30, 2020 consisted of the following (in thousands):

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,852	$2,852	$-	$-

Liabilities
Foreign exchange contracts	$3,083	$-	$3,083	$-
Interest rate swaps	6,019	-	6,019	-
Contingent acquisition payments (a)	3,000	-	-	3,000

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,065	$2,065	$-	$-
Foreign exchange contracts	-	-	-	-
Interest rate swaps	$-	-	-	-

Liabilities
Foreign exchange contracts	$2,477	$-	$2,477	$-
Interest rate swaps	6,667	-	6,667	-
Contingent acquisition payments (a)	1,343	-	-	1,343

(a) The fair value of our contingent consideration arrangement is determined based on our evaluation as to the probability and amount of any contingent consideration that has been earned to date.

The financial liabilities based upon Level 3 inputs include contingent consideration arrangements relating to our acquisitions of Renco Electronics, GS Engineering or Piazza Rosa. The Company is contractually obligated to pay contingent consideration payments to the Sellers of these businesses based on the achievement of certain criteria.

Contingent consideration payable to the Piazza Rosa sellers is based on the achievement of certain revenue targets of each of the first three years following the acquisition. Contingent acquisition payments are payable in euros and could be paid through fiscal year 2021. The final revenue target was not achieved in the second quarter of fiscal year 2021. This obligation is considered settled as of  December 31, 2020.

Contingent consideration payable to the GS Engineering sellers is based on the achievement of certain revenue and gross margin targets of each of the first five years following the acquisition. Contingent acquisition payments are scheduled to be paid in periods through fiscal year 2024. As of December 31, 2020, the Company could be required to pay up to $12.8 million for contingent consideration arrangements if the revenue and gross margin targets are met.

Contingent consideration payable to the Renco Electronics sellers is based on the achievement of certain earnings targets of each of the first three years following the acquisition. Contingent acquisition payments are scheduled to be paid in periods through fiscal year 2024. As of December 31, 2020, the Company could be required to pay up to $3.5 million for contingent consideration arrangements if the earnings targets are met.

We have determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments was based on several factors, the most significant of which are continued employment of the seller and the risk-adjusted discount rate for the fair value measurement. In connection with the acquisition of Renco Electronics in the first quarter of fiscal year 2021, the Company recorded a $3.0 million contingent consideration in non-current liabilities. Based on current expectations of achievement, there is no accrued contingent consideration for GS Engineering.

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

Results of the Refrigerated Solutions Group in current and prior periods have been classified as discontinued operations in the Unaudited Condensed Consolidated Financial Statements and excluded from the results of continuing operations.  Activity related to discontinued operations for the three and six months ended December 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net Sales	$-	$36,888	$-	$77,354
Income (loss) from Operations	$731	$(70)	$(1,170)	$2,711
Profit (loss) Before Taxes	$(847)	$(80)	$(1,673)	$2,532
Benefit (Provision) for Taxes	$216	$26	$415	$(719)
Net income (loss) from Discontinued Operations	$(631)	$(54)	$(1,258)	$1,813

Net assets (liabilities) were ($0.1) million and $2.3 million as of December 31, 2020 and June 30, 2020, respectively.

6)     Inventories

Inventories from continuing operations are comprised of the following (in thousands):

	December 31, 2020	June 30, 2020
Raw materials	$42,268	$37,257
Work in process	24,364	25,527
Finished goods	24,078	22,247
Total	$90,710	$85,031

Distribution costs associated with the sale of inventory, which are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations were $2.9 million and $5.4 million for the three and six months ended December 31, 2020, respectively and $2.5 million and $5.1 million for the three and six months ended December 31, 2019, respectively.

7)     Goodwill

Changes to goodwill during the period ended December 31, 2020 were as follows (in thousands):

	June 30, 2020	Acquisitions	Translation Adjustment	December 31, 2020
Electronics	$131,582	$13,983	$5,296	$150,861
Engraving	77,195	-	452	77,647
Scientific	15,454	-	-	15,454
Engineering Technologies	43,685	-	884	44,569
Specialty Solutions	3,305	-	-	3,305
Total	$271,221	$13,983	$6,632	$291,836

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

The changes in warranty reserve from continuing operations, which are recorded as a component of accrued liabilities, as of December 31, 2020 and June 30, 2020 were as follows (in thousands):

	December 31, 2020	June 30, 2020
Balance at beginning of year	$1,781	$1,911
Acquisitions and other	104	(86)
Warranty expense	1,012	1,783
Warranty claims	(1,026)	(1,827)
Balance at end of period	$1,871	$1,781

9)     Debt

Long-term debt is comprised of the following (in thousands):

	December 31, 2020	June 30, 2020
Bank credit agreements	$200,712	$200,000
Total funded debt	200,712	200,000
Issuance Cost	(680)	(850)
Total long-term debt	$200,032	$199,150

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

At December 31, 2020, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $6.0 million and had the ability to borrow $202.2 million under the facility. Funds borrowed under the facility  may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants which the Company was compliant with as of  December 31, 2020.  At December 31, 2020, the carrying value of the current borrowings approximate fair value.

10)	Accrued Liabilities

Accrued expenses from continuing operations recorded in our Consolidated Balance Sheets at December 31, 2020 and   June 30, 2020 consist of the following (in thousands):

	December 31, 2020	June 30, 2020
Payroll and employee benefits	$23,159	$24,084
Workers' compensation	3,089	2,743
Warranty	1,871	1,781
Fair value of derivatives	9,102	9,144
Other	22,066	22,177
Total	$59,287	$59,929

11)      Derivative Financial Instruments

The Company is exposed to market risks from changes in interest rates, commodity prices and changes in foreign currency rates. The Company selectively uses derivative financial instruments in order to manage these risks. Information about the Company’s derivative financial instruments is as follows:

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

The Company’s effective swap agreements convert the base borrowing rate on $200 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 1.27% at December 31, 2020. The fair value of the swaps, recognized in accrued expenses and in other comprehensive income, is as follows (in thousands, except percentages):

Effective Date	Notional Amount	Fixed Interest Rate	Maturity	December 31, 2020	June 30, 2020
May 24, 2017	25,000	1.88%	April 24, 2022	$(592)	$(815)
August 6, 2018	25,000	2.83%	August 6, 2023	(1,812)	(2,167)
March 23, 2020	100,000	0.91%	March 23, 2025	(2,435)	(2,485)
April 24, 2020	25,000	0.88%	April 24, 2025	(577)	(585)
May 24, 2020	25,000	0.91%	March 24, 2025	(603)	(615)
				$(6,019)	$(6,667)

The Company reported no losses for the three and six months ended December 31, 2020, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense. Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as collections from customers and loan payments between subsidiaries. The Company enters into such contracts for hedging purposes only. The Company has designated certain of these currency contracts as hedges, and changes in the fair value of these contracts are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with these contracts will be reported in net income. At December 31, 2020 and June 30, 2020, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized losses of $3.1 million and $2.5 million, respectively, which approximate the unrealized gains and losses on the related loans. The contracts have maturity dates ranging from 2020 to 2023, which correspond to the related intercompany loans.

The notional amounts of the Company’s forward contracts, by currency, are as follows:

Currency	December 31, 2020	June 30, 2020
USD	-	287
EUR	5,750	5,750
SGD	37,158	64,696
CAD	20,600	20,600

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

	Liability Derivatives
	December 31, 2020		June 30, 2020
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	$6,019	Accrued Liabilities	$6,667
Foreign exchange contracts	Accrued Liabilities	3,083	Accrued Liabilities	2,477
		$9,102		$9,144

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Interest rate swaps	$(24)	$(546)	$(481)	$(443)
Foreign exchange contracts	380	(844)	266	206
	$356	$(1,390)	$(215)	$(237)

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to net income for the periods ended (in thousands):

Details about Accumulated					Affected line item
Other Comprehensive	Three Months Ended		Six Months Ended		in the Unaudited
Income (Loss) Components	December 31,		December 31,		Condensed Statements
	2020	2019	2020	2019	of Operations
Interest rate swaps	$572	$59	$1,128	$29	Interest expense
Foreign exchange contracts	(38)	1,123	(7)	(48)	Other non-operating income
	$534	$1,182	$1,121	$(19)

12)     Retirement Benefits

The Company has defined benefit pension plans covering certain current and former employees both inside and outside of the U.S. The Company’s pension plan for U.S. employees is frozen for substantially all participants and has been replaced with a defined contribution benefit plan.

Net periodic benefit cost for the Company’s U.S. and Foreign pension benefit plans for the three and six months ended December 31, 2020 and 2019 consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Service cost	$1	$1	$55	$10
Interest cost	1,860	2,271	178	213
Expected return on plan assets	(3,253)	(3,288)	(155)	(221)
Recognized net actuarial loss	1,483	1,275	186	165
Amortization of prior service cost	-	-	(1)	-
Net periodic benefit cost	$91	$259	$263	$167

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Service cost	$2	$2	$110	$20
Interest cost	3,720	4,542	354	418
Expected return on plan assets	(6,506)	(6,575)	(307)	(432)
Recognized net actuarial loss	2,967	2,551	369	323
Amortization of prior service cost	-	-	(2)	-
Net periodic benefit cost	$183	$520	$524	$329

The following table sets forth the  amounts recognized as of December 31, 2020 and June 30, 2020 for the Company's defined benefit pension plans (in thousands):

Amounts recognized in the consolidated balance sheets consist of:	December 31, 2020	June 30, 2020
Prepaid benefit cost	$5,130	$4,663
Current liabilities	(536)	(503)
Non-current liabilities	(70,080)	(77,172)
Net amount recognized	$(65,486)	$(73,012)

The contributions made to defined benefit plans for the three and six months ended December 31, 2020 and 2019 are presented below along with remaining contributions to be made for fiscal year 2021 (in thousands):

	Fiscal Year 2021		Fiscal Year 2020		Remaining
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Contributions
Contributions to defined benefit plans	December 31, 2020	December 31, 2020	December 31, 2019	December 31, 2019	FY 2021
United States, funded plan	$4,776	$4,776	$1,468	$1,468	$4,748
United States, unfunded plan	52	104	58	114	107
United Kingdom	-	-	193	377	-
Germany, unfunded plan	-	-	-	-	297
Ireland	-	-	-	-	70
	$4,828	$4,880	$1,719	$1,959	$5,222

13)     Income Taxes

The Company's effective tax rate from continuing operations for the second quarter of the fiscal year ending June 30, 2021 was 21.0% compared with 18.7% for the prior year quarter.  The tax rate was impacted in the current period by the following items: (i) reduction of global intangible low-taxed income, (ii) increased capacity to utilize foreign tax credits, (iii) valuation allowance release on foreign tax credits and (iv) the jurisdictional mix of earnings.

The Company's effective tax rate from continuing operations for the first six months of the fiscal year ending June 30, 2021 was 20.8% compared with 23.2% for the prior year period.  The tax rate was impacted in the current period by the following items: (i) reduction of global intangible low-taxed income, (ii) increased capacity to utilize foreign tax credits, (iii) a benefit due to the carryback of losses generated in the fiscal year ending June 30, 2019 and (iv) the jurisdictional mix of earnings.

14)     Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Basic - Average shares outstanding	12,195	12,376	12,213	12,359
Dilutive effect of unvested, restricted stock awards	75	79	64	68
Diluted - Average shares outstanding	12,270	12,455	12,277	12,427

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share. There were 10,658 options to purchase common stock excluded as anti-dilutive from the calculation of diluted earnings per share for the three and nine months ended  December 31, 2020, respectively. No options to purchase common stock were excluded as anti-dilutive from the calculation of diluted earnings per share for the three and nine months ended  December 31, 2019, respectively.

Performance stock units of 130,461 and 86,806 for the six months ended December 31, 2020 and 2019, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

15)     Accumulated Other Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	December 31, 2020	June 30, 2020
Foreign currency translation adjustment	$(10,445)	$(31,046)
Unrealized pension losses, net of tax	(107,718)	(109,880)
Unrealized losses on derivative instruments, net of tax	(5,986)	(6,733)
Total	$(124,149)	$(147,659)

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

Litigation

In the second quarter of fiscal year 2019, a lawsuit was filed against Standex Electronics, Inc., a wholly owned subsidiary of the Company (“Electronics”), by Miniature Precision Components, Inc., a customer (“MPC”), seeking damages in connection with allegedly faulty sensors designed and manufactured by Electronics.  The subject sensors were incorporated by MPC into a subassembly sold by MPC to its customer, an automotive manufacturer. MPC alleges that the sensors incorrectly activated a diagnostic code in vehicles for which MPC’s customer issued a service bulletin, resulting in significant warranty costs for MPC. In the litigation, which is pending in the U.S. District Court for the Eastern District of Wisconsin, MPC seeks indemnification from Electronics for its costs. Electronics has numerous defenses to MPC’s claims and, based upon discovery completed to date, the Company believes that liability to Electronics, while possible, is not probable, and the range of any potential liability would be between $0 and $4.0 million. There have been no accrued liabilities recorded related to this litigation.

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

Net sales and income (loss) from continuing operations by segment for the three and six months ended December 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended December 31,
	Net Sales		Income from Operations
	2020	2019	2020	2019
Segment:
Electronics	$60,156	$45,834	$9,962	$7,776
Engraving	37,950	38,256	6,501	6,916
Scientific	17,893	15,414	4,234	4,056
Engineering Technologies	17,507	26,495	1,363	3,422
Specialty Solutions	22,777	27,698	3,211	4,341
Corporate	-	-	(7,454)	(7,379)
Restructuring costs	-	-	(509)	(720)
Acquisition-related costs	-	-	(570)	(773)
Sub-total	$156,283	$153,697	$16,738	$17,639
Interest expense			1,601	1,928
Other non-operating (income) expense			(60)	588
Income from continuing operations before income taxes			$15,197	$15,123

	Six Months Ended December 31,
	Net Sales		Income from Operations
	2020	2019	2020	2019
Segment:
Electronics	$115,427	$92,452	$18,497	$15,875
Engraving	74,351	76,687	12,374	13,454
Scientific	34,556	30,164	8,310	7,761
Engineering Technologies	35,140	51,139	1,831	6,781
Specialty Solutions	48,095	59,227	7,117	9,990
Corporate	-	-	(14,445)	(16,664)
Restructuring costs	-	-	(1,996)	(2,199)
Acquisition-related costs	-	-	(596)	(1,507)
Sub-total	$307,569	$309,669	$31,092	$33,491
Interest expense			3,086	4,050
Other non-operating (income) expense			(231)	(331)
Income from continuing operations before income taxes			$28,237	$29,772

Net sales include only transactions with unaffiliated customers and include no intersegment sales. Income (loss) from operations by segment excludes interest expense and other non-operating (income) expense.

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

A summary of charges by initiative is as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2020			December 31, 2020
Fiscal 2021	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$222	$201	$423	$463	$362	$825
Prior year initiatives	82	4	86	894	277	1,171
	$304	$205	$509	$1,357	$639	$1,996

	Three Months Ended			Six Months Ended
	December 31, 2019			December 31, 2019
Fiscal 2020	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$795	$(134)	$661	$1,795	$345	$2,140
Prior year initiatives	-	59	59	-	59	59
	$795	$(75)	$720	$1,795	$404	$2,199

Activity in the reserve related to the initiatives is as follows (in thousands):

Current Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2020	$-	$-	$-
Additions and adjustments	463	362	825
Payments	(463)	(362)	(825)
Restructuring liabilities at December 31, 2020	$-	$-	$-

Prior Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2020	$520	$18	$538
Additions and adjustments	893	278	1,171
Payments	(1,367)	(296)	(1,663)
Restructuring liabilities at December 31, 2020	$46	$-	$46

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2020			December 31, 2020
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Electronics	$82	$-	$82	$251	$5	$256
Engraving	190	201	391	280	348	628
Engineering Technologies	2	-	2	37	-	37
Specialty Solutions	-	4	4	673	286	959
Corporate	30	-	30	116	-	116
	$304	$205	$509	$1,357	$639	$1,996

	Three Months Ended			Six Months Ended
	December 31, 2019			December 31, 2019
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Electronics	$-	$59	$59	$-	$59	$59
Engraving	572	(134)	438	1,132	345	1,477
Engineering Technologies	-	-	-	-	-	-
Specialty Solutions	150	-	150	241	-	241
Corporate	73	-	73	422	-	422
	$795	$(75)	$720	$1,795	$404	$2,199

Restructuring expense is expected to be approximately $1.5 million for the remainder of fiscal year 2021.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Our long-term strategy is to enhance shareholder value by building larger, more profitable “Customer Intimacy” focused industrial platforms through our Standex Value Creation System that assists management in meeting specific corporate and business unit financial and strategic performance goals in order to create, improve, and enhance shareholder value. In so doing, we expect to focus our financial assets and managerial resources on our higher growth and operating margin businesses while considering divestiture of those businesses that we feel are not strategic or do not meet our growth and return expectations.

The Standex Value Creation System is a methodology which provides standard work and consistent tools used throughout the Company in order to achieve our organization’s goals. The Standex Value Creation System employs four components: Balanced Performance Plan, Growth Disciplines, Operational Excellence, and Talent Management. The Balanced Performance Plan process aligns annual goals throughout the company and provides a standard reporting, management and review process.  It is focused on setting, tracking and reviewing annual and quarterly targets that support our short and long-term goals.  The Growth Disciplines use a standard work playbook of tools and processes including market maps, market tests and growth laneways to identify, explore and execute on opportunities that expand the business organically and through acquisitions.  Operational Excellence also employs a standard work playbook of tools and processes, based on LEAN, to improve operating execution (effectiveness), eliminate waste (efficiency) and thereby improve profitability, cash flow and customer satisfaction.  Finally, Talent Management is an organizational development process that provides recruitment, training, development, and succession planning for employees throughout our worldwide organization.  Through the use of our Standex Value Creation System, we have developed a balanced approach to value creation.  While we intend to continue investing acquisition capital in high margin and growth segments such as Electronics, Engraving, and Scientific, we will continue to support all of our businesses as they enhance value through deployment of our Growth Discipline and Operational Excellence playbooks.

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

As part of our ongoing strategy:

●

In the first quarter of fiscal year 2021, we acquired Renco Electronics (“Renco”), a designer and manufacturer of customized standard magnetics components and products including transformers, inductors, chokes and coils for power and RF applications.  Renco’s end markets and customer base in areas such as consumer and industrial applications are highly complementary to our existing business with the potential to further expand key account relationships and capitalize on cross selling opportunities.  Renco operates one manufacturing facility in Florida and is supported by contract manufacturers in Asia.  Renco’s results are reported within our Electronics segment.

●

During the third quarter of fiscal year 2020, we initiated a program and signed an agreement to divest our Master-Bilt and NorLake businesses (together our Refrigerated Solutions Group or RSG).  This divestiture allowed us to continue the simplification of our portfolio and enabled us to focus more clearly on those of our businesses that sell differentiated products and which have higher growth and margin profiles.  The divestiture was finalized and consideration was exchanged in the fourth quarter of 2020.  Results of RSG in current and prior periods have been classified as discontinued operations in the Consolidated Financial Statements.

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

We believe the discussion of these items provides enhanced information to investors by disclosing their impact on the overall trend which provides a clearer comparative view of the KPI, as applicable.  For discussion of the impact of foreign exchange rates on KPIs, the Company calculates the impact as the difference between the current period KPI calculated at the current period exchange rate as compared to the KPI calculated at the historical exchange rate for the prior period.  For discussion of the impact of acquisitions, we isolate the effect on the KPI amount that would have existed regardless of such acquisition.  Sales resulting from synergies between the acquisition and existing operations of the Company are considered organic growth for the purposes of our discussion.

Unless otherwise noted, references to years are to fiscal years.

Impact of COVID-19 Pandemic on the Company

Given the global nature of our business and the number of our facilities worldwide, we continue to be impacted globally by COVID-19 related issues We have taken effective action around the world to protect our health and safety, continue to serve our customers, support our communities and manage our cash flows.  Our priority was and remains the health and safety of all of our employees.  Each of our facilities is following safe practices as defined in their local jurisdictions as well as sharing experiences and innovative ways of overcoming challenges brought on by the crisis during updates with global site leaders.  We are rigorously following health protocols in our plants, including changing work cell configurations and revising shift schedules when appropriate, in order to do our best to maintain operations.  We have experienced revenue losses in many of our businesses due to the impact that the pandemic has had on our customers.

Given the impact that the pandemic created on our backlog and incoming order rate, we took actions to identify and implement cost savings and restructuring actions within each of our operating units as well as our corporate headquarters.  Actions identified include reducing outside discretionary spend, the natural elimination of travel and trade show expenses that were a result of COVID-19 related curtailments, implementation of rolling furloughs in several businesses where appropriate, and the elimination of certain salaried and hourly positions. The costs, including restructuring charges, for many of these items occurred in our fourth quarter of fiscal year 2020.

We exited the second quarter of fiscal year 2021 with $109.1 million in cash and $200.0 million of borrowings under our revolving credit facility.  Our leverage ratio covenant, as defined in our revolving credit agreement, was 1.47 to 1 and allowed us the capacity to borrow an additional $202.2 million at December 31, 2020.

Finally, we continue to monitor our ability to participate in any governmental assistance programs available to us in each of our global locations and participate in these programs as available and appropriate.  For instance, we elected to take advantage of a provision in the United States Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which allowed for deferral until December 31, 2020 of defined benefit pension plan contributions due during calendar year 2020. We believe that we have sufficient liquidity around the world and access to financing to execute on our short and long-term strategic plans.

Results from Continuing Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except percentages)	2020	2019	2020	2019
Net sales	$156,283	$153,697	$307,569	$309,669
Gross profit margin	37.1%	37.6%	36.7%	37.5%
Income from operations	16,738	17,639	31,092	33,491

	Three Months Ended	Six Months Ended
(In thousands)	December 31, 2020	December 31, 2020
Net sales, prior year period	$153,697	$309,669
Components of change in sales:
Organic sales change	(6,524)	(19,326)
Effect of acquisitions	6,017	11,913
Effect of exchange rates	3,093	5,313
Net sales, current period	$156,283	$307,569

Net sales increased in the second quarter of fiscal year 2021 by $2.6 million or 1.7% when compared to the prior year quarter. The acquisition of Renco contributed $6.0 million or 3.9% to overall sales growth. Organic sales declined $6.5 million or 4.2%, primarily as a result of impacts from the COVID pandemic while foreign currency had a $3.1 million or 2.0% positive impact on sales.

Net sales decreased slightly in the six months ended December 31, 2020  by $2.1 million or 0.7% when compared to the prior year period. The acquisition of Renco contributed $11.9 million or 3.9% to overall sales growth. Organic sales declined $19.3 million or 6.2%, primarily as a result of impacts from the COVID-19 pandemic, partially offset by strong organic demand in our Electronics and Scientific business segments, while foreign currency had a $5.3 million or 1.7% positive impact on sales.  We discuss our results and outlook for each segment below.

Gross Profit Margin

Our gross margin for the second quarter of fiscal year 2021 was 37.1%, which declined from the prior year quarter’s gross margin of 37.6%. This decrease is from organic sales declines, raw material (primarily rhodium) cost headwinds, and business mix in the quarter, mostly offset by productivity initiatives and price increases.

Our gross margin for the six months ended December 31, 2021 was 36.7%, which declined from the prior year period gross margin of 37.5%. This decrease is from raw material cost increases (primarily rhodium), sales volume declines and $0.6 million of purchase accounting expenses related to the Renco acquisition, mostly offset by productivity initiatives, cost savings measures and price increases.

Restructuring Charges

We incurred restructuring expenses of $0.5 million for the quarter and $2.0 million for the six-month period, primarily related to global headcount reductions within our Engraving segment.

We expect to incur restructuring costs of approximately $1.5 million throughout the remainder of fiscal year 2021 as we continue to focus our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions and productivity initiatives.

Acquisition Related Expenses

We incurred acquisition-related expenses of $0.6 million for the second quarter and for the six months ended December 31, 2020. Acquisition-related expenses typically consist of due diligence, integration, and valuation expenses incurred in connection with recent or pending acquisitions.

Selling, General, and Administrative Expenses

Selling, General, and Administrative (“SG&A”)  expenses for the second quarter of fiscal year 2021 were $40.2 million, or 25.7% of sales, compared to $38.7 million, or 26.2% of sales, during the prior year quarter.  SG&A expenses during the quarter were impacted by approximately $1.1 million of SG&A expenses related to the Renco acquisition, general wage inflation, and increases in research and development initiatives, offset by productivity and cost out actions.

SG&A expenses for the six months ended December 31, 2020 were $79.1 million, or 25.7% of sales, compared to $78.8 million, or 25.5% of sales, during the prior year period.  SG&A expenses during this period were impacted by approximately $2.0 million of SG&A expenses related to the Renco acquisition, general wage inflation, and increases in research and development initiatives, offset by productivity and cost out actions.

Income from Operations

Income from operations for the second quarter of fiscal year 2021 was $16.7 million, compared to $17.6 million during the prior year quarter.  The decline of $0.9 million, or 5.1% is primarily due to the impact of volume related losses triggered by the COVID-19 pandemic along with material inflation, partially offset by cost reduction activities and productivity improvement initiatives implemented in all of our businesses.

Income from operations for the six months ended December 31, 2020 was $31.1 million, compared to $33.5 million during the prior year period.  The decline of $2.4 million, or 7.2% is primarily due to the impact of volume related losses triggered by the COVID-19 pandemic along with material inflation, partially offset by cost reduction activities and productivity improvement initiatives implemented in all of our businesses.

Interest Expense

Interest expense for the second quarter of fiscal year 2021 was $1.6 million, a 17.0% decline from interest expense of $1.9 million during the prior year quarter.  Interest expense for the six months ended December 31, 2020 was $3.1 million, a 23.8% decline from interest expense of $4.1 million during the prior year period. The decreased interest expense is due to a lower effective interest rate of 2.63% as of December 31, 2020, as compared to 3.35% as of December 31, 2019, partially offset by an increase in borrowings outstanding during the period.

Income Taxes

The Company's effective tax rate from continuing operations for the second quarter of the fiscal year ending June 30, 2021 was 21.0% compared with 18.7% for the prior year quarter.  The tax rate was impacted in the current period by the following items: (i) reduction of global intangible low-taxed income, (ii) increased capacity to utilize foreign tax credits, (iii) valuation allowance release on foreign tax credits and (iv) the jurisdictional mix of earnings.

The Company's effective tax rate from continuing operations for the first six months of the fiscal year ending June 30, 2021 was 20.8% compared with 23.2% for the prior year period.  The tax rate was impacted in the current period by the following items: (i) reduction of global intangible low-taxed income, (ii) increased capacity to utilize foreign tax credits, (iii) a benefit due to the carryback of losses generated in the fiscal year ending June 30, 2019 and (iv) the jurisdictional mix of earnings.

Backlog

Backlog includes all active or open orders for goods and services. Backlog also includes any future deliveries based on executed customer contracts, so long as such deliveries are based on agreed upon delivery schedules. Backlog is not generally a significant factor in the Company’s businesses because of our relatively short delivery periods and rapid inventory turnover with the exception of Engineering Technologies. Backlog orders are not necessarily an indicator of future sales levels because of variations in lead times and customer production demand pull systems. Customers may delay delivery of products or cancel orders prior to shipment, subject to possible cancellation penalties. Due to the nature of long-term agreements in the Engineering Technologies segment, the timing of orders and delivery dates can vary considerably resulting in significant backlog changes from one period to another. In general, the majority of net realizable backlog beyond one year comes from the Engineering Technologies segment.

	As of December 31, 2020		As of December 31, 2019
	Total Backlog	Backlog under 1 year	Total Backlog	Backlog under 1 year
Electronics	$77,243	$76,190	$52,341	$52,257
Engraving	23,194	15,710	21,722	19,372
Scientific	9,849	9,849	3,534	3,534
Engineering Technologies	87,984	56,495	117,082	93,802
Specialty Solutions	17,746	14,262	17,419	14,716
Total	$216,016	$172,506	$212,098	$183,681

Total backlog realizable under one year declined $11.2 million, or 6.1%, to $172.5 million at December 31, 2020 from $183.7 million at December 31, 2019. We experienced an increase in backlog at Scientific due to increased demand for cold storage products in connection with the COVID-19 vaccine rollout while the acquisition of Renco increased Electronics backlog by $8.1 million.  Backlog declines in the Engineering Technologies segment are primarily due to weakening demand in the commercial aviation sector due to COVID-19 pandemic related slowdowns in that industry.

Segment Analysis

Electronics Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2020	2019	Change	2020	2019	Change
Net sales	$60,156	$45,834	31.2%	$115,427	$92,452	24.9%
Income from operations	9,962	7,776	28.1%	18,497	15,875	16.5%
Operating income margin	16.6%	17.0%		16.0%	17.2%

Net sales in the second quarter of fiscal year 2021 increased $14.3 million, or 31.2%, when compared to the prior year quarter.  Organic sales increased by $6.7 million or 14.5% as sales were stronger across most product lines and in all major geographic markets, particularly Asia. The acquisition of Renco contributed sales of $6.0 million or 13.1%. The foreign currency impact increased sales by $1.6 million, or 3.6%.  During the third quarter, we expect revenue to improve moderately due to further growth for relays in solar and electronic vehicle applications along with recovery in the business of our transportation customers which should drive an increase in reed switch demand.

Income from operations in the second quarter of fiscal year 2021 increased by $2.2 million, or 28.1%, when compared to the prior year quarter. The operating income increase was the result of organic sales growth, various cost saving initiatives and the impact of the Renco acquisition, offset by rhodium cost increases. We expect moderate sequential operating margin improvement in the third quarter due to sales volume increases.

Net sales for the six months ended December 31, 2020 increased $23.0 million, or 24.9%, when compared to the prior year period.  Organic sales increased by $8.5 million or 9.1% mostly due to strength in Asia partially offset by weakness within the European market. The acquisition of Renco contributed sales of $11.9 million or 12.9%. The foreign currency impact increased sales by $2.6 million, or 2.8%.

Income from operations for the six months ended December 31, 2020 increased $2.6 million, or 16.5%, when compared to the prior year.  The operating income increase was the result of organic sales growth, various cost saving initiatives and the impact of the Renco acquisition, offset by inflationary material cost increases and $0.6 million of purchase accounting expenses.

Engraving Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2020	2019	Change	2020	2019	Change
Net sales	$37,950	$38,256	(0.8%)	$74,351	$76,687	(3.0%)
Income from operations	6,501	6,916	(6.0%)	12,374	13,454	(8.0%)
Operating income margin	17.1%	18.1%		16.6%	17.5%

Net sales in the second quarter of fiscal year 2021 decreased by $0.3 million, or 0.8%, when compared to the prior year quarter. Organic sales declined by $1.5 million, or 4.0%, as a result of the timing of automotive projects in the U.S.  Organic declines were partially offset by foreign exchange impacts of $1.2 million, or 3.2%, and ongoing productivity and expense savings initiatives.

Income from operations for the first quarter of fiscal year 2021 decreased by $0.4 million, or 6.0%, when compared to the prior year quarter. The decrease was primarily a result of organic sales declines, partially offset by favorable foreign exchange impacts and ongoing productivity and expense savings initiatives.

Net sales for the six months ended December 31, 2020 decreased by $2.3 million, or 3.0%, when compared to the prior year period. Organic sales declined by $4.6 million, or 6.0%, as a result of the regional timing of automotive projects.  Organic declines were partially offset by foreign exchange impacts of $2.2 million, or 2.9%, for the period.

Income from operations for the six months ended December 31, 2020 decreased by $1.1 million, or 8.0%, when compared to the prior year period. The decrease was primarily a result of organic sales declines for the year, partially offset by favorable foreign exchange impacts.

Sequentially during the third quarter, we expect a slight sales decline and a moderate operating margin decline reflecting geographic mix and project timing.  Looking forward, we expect an increase in revenue and operating margin on a sequential and year over year basis in the fourth quarter.

Scientific

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2020	2019	Change	2020	2019	Change
Net sales	$17,893	$15,414	16.1%	$34,556	$30,164	14.6%
Income from operations	4,234	4,056	4.4%	8,310	7,761	7.1%
Operating income margin	23.7%	26.3%		24.0%	25.7%

Net sales in the second quarter of fiscal year 2021 increased by $2.5 million, or 16.1%, compared to the prior year quarter.  The net sales increase reflects overall growth in end markets including retail pharmaceutical chains, clinical laboratories, and academic institutions, partially in response to anticipated customer needs for cold storage surrounding COVID-19 vaccine distribution.

Income from operations in the second quarter of fiscal year 2021 increased $0.1 million, or 4.4%, when compared to the prior year quarter reflecting revenue growth partially offset by reinvestments in the business to take advantage of future growth opportunities.

Net sales for the six months ended December 31, 2020 increased by $4.4 million, or 14.6%, compared to the prior year period.  The net sales increase reflects overall growth in end markets including retail pharmaceutical chains, clinical laboratories, and academic institutions in addition to sales of our newly designed undercounter refrigeration units.

Income from operations for the six months ended December 31, 2020 increased $0.5 million, or 7.1%, when compared to the prior year reflecting revenue growth, partially offset by reinvestments in the business for future growth opportunities.

In fiscal third quarter 2021, we expect a moderate to strong sequential revenue increase driven primarily by continued positive trends in COVID-19 vaccine related demand from retail pharmaceutical chains and clinical end markets. Operating margin is expected to be slightly ahead of the second quarter results reflecting volume increase balanced with reinvestment in the business for R&D and future growth opportunities. We continue to enact measures to prepare for anticipated increases in demand for medication and COVID-19 vaccine storage in the coming quarters.

Engineering Technologies Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2020	2019	Change	2020	2019	Change
Net sales	$17,507	$26,495	(33.9%)	$35,140	$51,319	(31.5%)
Income from operations	1,363	3,422	(60.2%)	1,831	6,781	(73.0%)
Operating income margin	7.8%	12.9%		5.2%	13.3%

Net sales in the second quarter of fiscal year 2021 decreased by $9.0 million, or 33.9%, compared to the prior year quarter. The decline was primarily due to the impact of COVID-19 on the commercial aviation segment, especially engine parts manufacturing.  Aviation market declines were partially offset by higher sales in the unmanned segment of the space industry.

Net sales for the six months ended December 31, 2020 decreased by $16.0 million, or 32%, compared to the prior year period. The decline was primarily due to the impact of COVID-19 on the commercial aviation segment, especially engine parts manufacturing.  Aviation market declines were partially offset by higher sales in the unmanned segment of the space industry and defense sales, driven by higher volume from missile production and development programs.

Operating income declines in the second quarter and for the six months ended December 31, 2020 compared to prior year periods were primarily due to lower volume in the commercial aviation and energy markets and were partially offset by productivity actions and cost savings measures enacted in response to the reduced volume levels.

Sequentially during the third quarter of fiscal 2021 we expect revenue to increase moderately as a result of expected improvements in the commercial aviation market. However, operating margin is expected to remain in line sequentially due to a higher sales mix of the lower margin engine parts business.  Productivity improvement initiatives and cost reduction and containment activities are planned to continue while efforts are underway to increase the pipeline of new business opportunities going forward.

Specialty

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2020	2019	Change	2020	2019	Change
Net sales	$22,777	$27,698	(17.8%)	$48,095	$59,227	(18.8%)
Income from operations	3,211	4,341	(26.0%)	7,117	9,990	(28.8%)
Operating income margin	14.1%	15.7%		14.8%	16.9%

Net sales for the second quarter of fiscal year 2021 decreased $4.9 million or 17.8% when compared to the prior year quarter. Organic sales declined $5.1 million, or 18.4%, partially offset by positive foreign exchange impacts of $0.2 million, or 0.6%. Decreased sales volume is primarily due to the impact of the COVID-19 pandemic, which created market downturns in the beverage, food service, and OEM equipment markets.

Income from operations decreased $1.1 million or 26.0% in the second quarter of fiscal 2021 when compared to the prior year quarter primarily as a result of reduced sales volume in each of this segment’s businesses partially offset by productivity and cost out actions.

Net sales for the six months ended December 31, 2020 decreased $11.1 million or 18.8% when compared to the prior year period. Organic sales declined $11.5 million, or 19.3%, partially offset by positive foreign exchange impacts of $0.3 million, or 0.6%. Decreased sales volume is primarily due to the impact of the COVID-19 pandemic, which created market downturns in the beverage, food service, and OEM equipment markets.

Income from operations decreased $2.9 million or 28.8% for the six months ended December 31, 2020 when compared to the prior year period. The decrease during the period is primarily due to reduced sales volume in each of our businesses partially offset by productivity and cost out actions.

On a sequential basis, the Company expects fiscal third quarter 2021 revenue and operating margin to increase moderately due to a expected recovery in the beverage, food service, and strength in the OEM (primarily refuse) equipment markets.

Corporate and Other

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2020	2019	Change	2020	2019	Change
Income (loss) from operations:
Corporate	$(7,454)	$(7,379)	1.0%	$(14,445)	$(16,664)	(13.3%)
Acquisition-related costs	(570)	(773)	(26.3%)	(596)	(1,507)	(60.5%)
Restructuring	(509)	(720)	(29.3%)	(1,996)	(2,199)	(9.2%)

Corporate expenses in the second quarter of fiscal year 2021 was essentially flat when compared to the prior year quarter. Corporate expenses in the six months ended December 31, 2020 decreased by 13.3%, when compared to the prior year. The corporate expense decrease primarily reflects reductions in incentive compensation, management transition costs, and other headcount and cost saving reductions in the six months ended December 31, 2020 compared to the prior year.

The restructuring and acquisition-related costs have been discussed above in the Company Overview.

Discontinued Operations

In pursuing our business strategy, the Company continues to divest certain businesses and record activities of these businesses as discontinued operations. Results of the Refrigerated Solutions Group in current and prior periods have been classified as discontinued operations in the Consolidated Financial Statements and excluded from the results from continuing operations.  Activity related to discontinued operations for the three and six months ended December 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net Sales	$-	$36,888	$-	$77,354

Profit (loss) Before Taxes	$(847)	$(80)	$(1,673)	$2,532
Benefit (Provision) for Taxes	216	26	415	(719)
Net income (loss) from Discontinued Operations	$(631)	$(54)	$(1,258)	$1,813

Liquidity and Capital Resources

At December 31, 2020, our total cash balance was $109.1 million, of which $80.1 million was held by foreign subsidiaries.  During the second quarter and in the first six months of fiscal year 2021, we repatriated $17.2 million and $25.1 million, respectively, to the United States from our foreign subsidiaries. We expect to repatriate an additional $9.9 million during fiscal year 2021, however, the amount and timing of cash repatriation during the fiscal year will be dependent upon each business unit’s operational needs including requirements to fund working capital, capital expenditure, and jurisdictional tax payments. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Net cash provided by continuing operating activities for the six months ended December 31, 2020, was $31.5 million compared to net cash provided by continuing operating activities of $16.7 million in the prior year.  We generated $16.1 million from income statement activities and used $6.3 million of cash to fund working capital and other balance sheet increases.  Cash flow used in investing activities for the six months ended December 31, 2020 totaled $37.3 million and primarily consisted of $27.4 million for the acquisition of Renco.  Cash used by financing activities for the six months ended December 31, 2020 was $12.2 million and consisted primarily of stock repurchases of $7.6 million and cash paid for dividends of $5.6 million.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of December 31, 2020, the Company has used $6.0 million against the letter of credit sub-facility and had the ability to borrow $202.2 million under the facility based on our current trailing twelve-month EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to the lower of $20.0 million or 10% of EBITDA.  The facility also allows for unlimited non-cash charges including purchase accounting and goodwill adjustments.  At December 31, 2020, the Company’s Interest Coverage Ratio was 10.26:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period.  At December 31, 2020, the Company’s Leverage Ratio was 1.47:1.

As of December 31, 2020, we had borrowings under our facility of $200.0 million. In order to manage our interest rate exposure on these borrowings, we are party to $200.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.27%.  The effective rate of interest for our outstanding borrowings, including the impact of the interest rate swaps, was 2.63%.

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

The following table sets forth our capitalization at December 31, 2020 and June 30, 2020:

(In thousands)	December 31, 2020	June 30, 2020
Long-term debt	$200,032	$199,150
Less cash and cash equivalents	(109,110)	(118,809)
Net debt	90,922	80,341
Stockholders' equity	498,190	461,632
Total capitalization	$589,112	$541,973

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $213.3 million at December 31, 2020, as compared to $194.8 million at the most recent measurement date, which occurred as of June 30, 2020.  The next measurement date to determine plan assets and benefit obligations will be on June 30, 2021.

The Company expects to pay $5.2 million in contributions to its defined benefit plans during fiscal 2021.  Contributions of $4.8 million and $4.9 million were made during the three and six months ended December 31, 2020 compared to $1.7 million and $2.0 million during the three and six months ended December 31, 2019, respectively.  Required contributions of $4.7 million will be paid to the Company’s U.S. defined benefit plan during 2021.  The Company also expects to make contributions during the current fiscal year of $0.1 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively.  Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for four retired executives.  Current executives and new hires are not eligible for this program.  At December 31, 2020, the underlying policies had a cash surrender value of $18.9 million and are reported net of loans of $10.0 million for which we have the legal right of offset, these amounts are reported net on our balance sheet.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as loan payments, customer remittances, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At December 31, 2020 the fair value, in the aggregate, of the Company’s open foreign exchange contracts was a liability of $3.1 million.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at December 31, 2020, would not result in a material change in our operations, financial position, or cash flows.  We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate Risk

The Company’s effective interest rate on borrowings was 2.63% at December 31, 2020.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings and is mitigated by our use of interest rate swap agreements to modify our exposure to interest rate movements.  At December 31, 2020, we have $200.0 million of active floating to fixed rate swaps with terms ranging from one to four years.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.27%.  At December 31, 2020 the fair value, in the aggregate, of the Company’s interest rate swaps were liabilities of $6.1 million. A 25-basis point increase in interest rates would not change our annual interest expense as all of our outstanding debt is currently converted to fixed rate debts by means of interest rate swaps.

Concentration of Credit Risk

We have a diversified customer base. As such, the risk associated with concentration of credit risk is inherently minimized. As of December 31, 2020, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.     CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. As discussed in Note 2 to the consolidated financial statements contained in this Report, the Company acquired all of the outstanding stock of Renco Electronics during fiscal year 2021. This acquisition represents approximately 3.9% of the Company's consolidated continuing operations revenue for the three and six months ended December 31, 2020, respectively, and approximately 2.6% of the Company's consolidated assets at December 31, 2020. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2020 excludes any evaluation of the internal control over financial reporting of Renco Electronics.

There was no change in the Company's internal control over financial reporting during the quarterly period ended December 31, 2020 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities(1)
Quarter Ended December 31, 2020

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - October 31, 2020	315	$59.68	315	$38,114,323

November 1 - November 30, 2020	36,298	$67.89	36,298	35,649,908

December 1 - December 31, 2020	-	$-	-	35,649,908

Total	36,613	$67.31	36,613	$35,649,908

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

ITEM 5. OTHER INFORMATION

a.	Form 8-K Item 5.03 Disclosure – Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

Effective February 2, 2021, the Board of Directors of Standex International Corporation (the “Company”) amended the Company’s Amended and Restated By-Laws (the “By-Law Amendments”).  The By-Law Amendments provide (i) provide greater detail regarding the notice and information required to be provided to the Company by a shareholder wishing to submit to the Company a shareholder proposal or director nomination; (ii) clarify the process for establishing rules and regulations for the conduct of stockholder meetings; and (iii) correct certain scrivener’s errors (e.g., paragraph numbering and cross-references) in the previous version of the Amended and Restated By-Laws. The provisions materially impacted by the By-Law Amendments can be found in Article II, Section 2; Article II, Section 8; Article II, Section 10; and Article III, Section 4 of the Amended and Restated By-Laws.  The foregoing summary of the amendments to the Company’s Amended and Restated By-Laws does not purport to be a complete description and is qualified in its entirety by reference to the full text of the Amended By-Laws, reflecting the By-Law Amendments, which is attached as Exhibit 3.1 and incorporated herein by reference.

Item 6. Exhibits

(a)	Exhibits

3.1	By-Laws of Standex, as amended, and restated effective February 2, 2021
31.1	Principal Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

STANDEX INTERNATIONAL CORPORATION

Date:	February 5, 2021	/s/ ADEMIR SARCEVIC
Ademir Sarcevic
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	February 5, 2021	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Vice President/Chief Accounting Officer/Assistant Treasurer