Form 10-Q
period 2021-03-31
STANDEX INTERNATIONAL CORP/DE/
filed 2021-05-07
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of Registrant's Common Stock outstanding on May 5, 2021 was 12,261,096.

STANDEX INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1

STANDEX INTERNATIONAL CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)	March 31, 2021	June 30, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$118,040	$118,809
Accounts receivable, less allowance for credit losses of $2,440 and $2,113 at March 31, 2021 and June 30, 2020, respectively	107,960	98,157
Inventories	90,868	85,031
Prepaid expenses and other current assets	22,647	18,870
Income taxes receivable	11,279	8,194
Current Assets - Discontinued Operations	-	2,936
Total current assets	350,794	331,997
Property, plant, and equipment, net	129,725	132,533
Intangible assets, net	102,064	106,412
Goodwill	277,902	271,221
Deferred tax asset	16,941	17,322
Operating lease right-of-use asset	39,303	44,788
Other non-current assets	29,609	26,605
Total non-current assets	595,544	598,881
Total assets	$946,338	$930,878

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$66,619	$54,910
Accrued liabilities	59,664	59,929
Income taxes payable	5,658	7,428
Current liabilities-Discontinued Operations	-	610
Total current liabilities	131,941	122,877
Long-term debt	200,117	199,150
Operating lease long-term liabilities	30,488	36,293
Accrued pension and other non-current liabilities	101,139	110,926
Total non-current liabilities	331,744	346,369

Commitments and Contingencies (Note 17)	-	-

Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000 shares authorized, 27,984,278 issued, 12,091,579 and 12,235,786 outstanding at March 31, 2021 and June 30, 2020	41,976	41,976
Additional paid-in capital	77,978	72,752
Retained earnings	841,491	827,656
Accumulated other comprehensive loss	(131,043)	(147,659)
Treasury shares: 15,892,699 shares at March 31, 2021 and 15,748,492 shares at June 30, 2020	(347,749)	(333,093)
Total stockholders' equity	482,653	461,632
Total liabilities and stockholders' equity	$946,338	$930,878

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2021	2020	2021	2020
Net sales	$172,216	$155,474	$479,797	$465,150
Cost of sales	109,516	102,959	304,344	296,613
Gross profit	62,700	52,515	175,453	168,537
Selling, general, and administrative expenses	41,689	34,893	120,758	113,697
Loss on sale of business	14,624	-	14,624	-
Acquisition related costs	255	120	850	1,650
Restructuring costs	482	593	2,478	2,792
Total operating expenses	57,050	35,606	138,710	118,139
Income from operations	5,650	16,909	36,743	50,398
Interest expense	1,317	1,774	4,403	5,820
Other non-operating (income) expense	306	(238)	73	(566)
Income from continuing operations before income taxes	4,027	15,373	32,267	45,144
Provision for income taxes	2,269	3,321	8,155	10,229
Net income from continuing operations	1,758	12,052	24,112	34,915
Income (loss) from discontinued operations, net of income taxes	(331)	(18,375)	(1,588)	(16,562)
Net income (loss)	$1,427	$(6,323)	$22,524	$18,353

Basic earnings (loss) per share:
Continuing operations	$0.14	$0.98	$1.98	$2.83
Discontinued operations	(0.03)	(1.49)	(0.13)	(1.34)
Total	$0.11	$(0.51)	$1.85	$1.49
Diluted earnings (loss) per share:
Continuing operations	$0.14	$0.97	$1.97	$2.81
Discontinued operations	(0.03)	(1.48)	(0.13)	(1.33)
Total	$0.11	$(0.51)	$1.84	$1.48

Weighted average number of shares:
Basic	12,136	12,337	12,185	12,348
Diluted	12,253	12,397	12,267	12,413

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2021	2020	2021	2020
Net income (loss)	$1,427	$(6,323)	$22,524	$18,353
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$37	$278	$(436)	$273
Amortization of unrecognized costs	1,677	1,441	5,012	4,315
Derivative instruments:
Change in unrealized gains (losses)	3,747	(1,595)	3,532	(1,832)
Amortization of unrealized gains (losses) into interest expense	64	(2,110)	1,185	(2,129)
Foreign currency translation gains (losses)	(11,299)	(4,691)	9,301	(5,860)
Other comprehensive income (loss) before tax	$(5,774)	$(6,677)	$18,594	$(5,233)

Income tax provision (benefit):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs	$(15)	$(50)	$85	$(28)
Amortization of unrecognized costs	(402)	(348)	(1,202)	(1,041)
Derivative instruments:
Change in unrealized gains (losses)	(562)	588	(443)	697
Amortization of unrealized gains (losses) into interest expense	(141)	(25)	(418)	(33)
Income tax provision (benefit) to other comprehensive income (loss)	$(1,120)	$165	$(1,978)	$(405)

Other comprehensive income (loss), net of tax	(6,894)	(6,512)	16,616	(5,638)
Comprehensive income (loss)	$(5,467)	$(12,835)	$39,140	$12,715

See notes to unaudited condensed consolidated financial statements

Unaudited Consolidated Statements of Stockholders' Equity

Standex International Corporation and Subsidiaries

				Accumulated Other
		Additional		Comprehensive			Total
For the Nine month period ended March 31, 2021	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, June 30, 2020	$41,976	$72,752	$827,656	$(147,659)	15,748	$(333,093)	$461,632
Stock issued under incentive compensation plans and employee purchase plans	-	(432)	-	-	(72)	1,549	1,117
Stock-based compensation	-	5,658	-	-	-	-	5,658
Treasury stock acquired	-	-	-	-	217	(16,205)	(16,205)
Comprehensive income:
Net income	-	-	22,524	-	-	-	22,524
Foreign currency translation adjustment	-	-	-	9,301	-	-	9,301
Pension, net of tax of $1.1 million	-	-	-	3,459	-	-	3,459
Change in fair value of derivatives, net of tax of $0.9 million	-	-	-	3,856	-	-	3,856
Dividends declared ($0.70 per share)	-	-	(8,689)	-	-	-	(8,689)
Balance, March 31, 2021	$41,976	$77,978	$841,491	$(131,043)	15,893	$(347,749)	$482,653

For the Nine month period ended March 31, 2020
(in thousands, except as specified)
Balance, June 30, 2019	$41,976	$65,515	$818,282	$(137,278)	15,650	$(324,182)	$464,313
Stock issued under incentive compensation plans and employee purchase plans	-	110	-	-	(71)	1,468	1,578
Stock-based compensation	-	5,285	-	-	-	-	5,285
Treasury stock acquired	-	-	-	-	142	(9,008)	(9,008)
Adoption of ASC 606	-	-	(55)	-	-	-	(55)
Comprehensive income:							-
Net income	-	-	18,353	-	-	-	18,353
Foreign currency translation adjustment	-	-	-	(5,860)	-	-	(5,860)
Pension, net of tax of $1.1 million	-	-	-	3,519	-	-	3,519
Change in fair value of derivatives, net of tax of $0.7 million	-	-	-	(3,297)	-	-	(3,297)
Dividends declared ($0.64 per share)	-	-	(8,024)	-	-	-	(8,024)
Balance, March 31, 2020	$41,976	$70,910	$828,556	$(142,916)	15,721	$(331,722)	$466,804

Unaudited Consolidated Statements of Stockholders' Equity

Standex International Corporation and Subsidiaries

				Accumulated Other
		Additional		Comprehensive			Total
For the Three month period ended March 31, 2021	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, December 31, 2020	$41,976	$76,548	$843,038	$(124,149)	15,803	$(339,223)	$498,190
Stock issued under incentive compensation plans and employee purchase plans	-	60	-	-	(4)	86	146
Stock-based compensation	-	1,370	-	-	-	-	1,370
Treasury stock acquired	-	-	-	-	94	(8,612)	(8,612)
Comprehensive income:
Net income	-	-	1,427	-	-	-	1,427
Foreign currency translation adjustment	-	-	-	(11,299)	-	-	(11,299)
Pension, net of tax of $0.4 million	-	-	-	1,297	-	-	1,297
Change in fair value of derivatives, net of tax of $0.7 million	-	-	-	3,108	-	-	3,108
Dividends declared ($0.24 per share)	-	-	(2,974)	-	-	-	(2,974)
Balance, March 31, 2021	$41,976	$77,978	$841,491	$(131,043)	15,893	$(347,749)	$482,653

For the Three month period ended March 31, 2020
(in thousands, except as specified)
Balance, December 31, 2019	$41,976	$70,206	$837,698	$(136,404)	15,602	$(323,872)	$489,604
Stock issued under incentive compensation plans and employee purchase plans	-	238	-	-	(10)	212	450
Stock-based compensation	-	466	-	-	-	-	466
Treasury stock acquired	-	-	-	-	129	(8,062)	(8,062)
Adoption of ASC 606	-	-	(55)	-	-	-	(55)
Comprehensive income:
Net income (loss)	-	-	(6,323)	-	-	-	(6,323)
Foreign currency translation adjustment	-	-	-	(4,691)	-	-	(4,691)
Pension, net of tax of $0.3 million	-	-	-	1,321	-	-	1,321
Change in fair value of derivatives, net of tax of $0.3 million	-	-	-	(3,142)	-	-	(3,142)
Dividends declared ($0.22 per share)	-	-	(2,764)	-	-	-	(2,764)
Balance, March 31, 2020	$41,976	$70,910	$828,556	$(142,916)	15,721	$(331,722)	$466,804

STANDEX INTERNATIONAL CORPORATION

 Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31,
(In thousands)	2021	2020
Cash flows from operating activities
Net income	$22,524	$18,353
Income (loss) from discontinued operations	(1,588)	(16,562)
Income from continuing operations	24,112	34,915
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	24,843	24,301
Stock-based compensation	5,658	5,285
Non-cash portion of restructuring charge	(538)	(87)
Life insurance benefit	-	(1,302)
Loss on sale of business	14,624	-
Contributions to defined benefit plans	(7,962)	(3,454)
Net changes in operating assets and liabilities	(11,399)	(30,168)
Net cash provided by operating activities - continuing operations	49,338	29,490
Net cash provided by (used in) operating activities - discontinued operations	2,225	(3,559)
Net cash provided by operating activities	51,563	25,931
Cash flows from investing activities
Expenditures for property, plant, and equipment	(15,612)	(15,806)
Expenditures for acquisitions, net of cash acquired	(27,406)	-
Proceeds from sale of business	11,678	-
Other investing activity	(1,449)	1,515
Net cash provided by (used in) investing activities - continuing operations	(32,789)	(14,291)
Net cash provided by (used in) investing activities - discontinued operations	-	9,414
Net cash provided by (used in) investing activities	(32,789)	(4,877)
Cash flows from financing activities
Borrowings on revolving credit facility	17,000	106,500
Payments of revolving credit facility	(17,000)	(92,300)
Contingent consideration payment	-	(872)
Activity under share-based payment plans	1,117	1,577
Purchases of treasury stock	(16,205)	(9,008)
Cash dividends paid	(8,547)	(7,911)
Net cash provided by (used in) financing activities	(23,635)	(2,014)
Effect of exchange rate changes on cash and cash equivalents	4,092	(2,888)
Net change in cash and cash equivalents	(769)	16,152
Cash and cash equivalents at beginning of year	118,809	93,145
Cash and cash equivalents at end of period	$118,040	$109,297

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$3,754	$5,028
Income taxes, net of refunds	$5,466	$16,194

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)     Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and nine months ended March 31, 2021 and 2020, the cash flows for the nine months ended March 31, 2021 and 2020 and the financial position of Standex International Corporation (“Standex”, the “Company”, “we”, “us”, or “our”), at March 31, 2021. The interim results are not necessarily indicative of results for a full year. The following unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2020. The condensed consolidated balance sheet at June 30, 2020 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2020. Unless otherwise noted, references to years are to the Company’s fiscal years.

Certain prior period amounts have been reclassified to conform to the current period presentation. In pursuing our business strategy, we have divested certain businesses and recorded activities of some of these businesses as discontinued operations. During the third quarter of 2020, the Company decided to divest its Refrigerated Solutions Group which consisted of two operating segments in order to focus its financial assets and managerial resources on its remaining portfolio of businesses. Results of the Refrigerated Solutions Group in prior periods have been classified as discontinued operations in the Condensed Consolidated Financial Statements and excluded from the results of continuing operations. In the fourth quarter of fiscal year 2020, the Company reviewed the quantitative and qualitative characteristics of its remaining businesses and determined that it has seven operating segments that aggregate to five reportable segments. Please refer to Note 18 Industry Segment Information for further information regarding reportable segments. All periods presented have been revised to reflect the new reportable segments.

The estimates and assumptions used in the preparation of the consolidated financial statements have considered the implications on the Company as a result of the onset of the COVID-19 pandemic and its related economic impacts. As a result of the COVID-19 pandemic,  there is heightened volatility and uncertainty in customer demand and the worldwide economy. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of  March 31, 2021 and the issuance date of the Quarterly Report on Form 10-Q.

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

2)     Acquisitions

The Company’s recent acquisitions are strategically significant to the future growth prospects of the Company. At the time of the acquisition and March 31, 2021, the Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

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

The Company paid $27.4 million in cash for all of the issued and outstanding equity interests of Renco Electronics. The preliminary purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on a preliminary estimate of their fair values on the closing date.  The Company has commenced a formal valuation of the acquired assets and liabilities and has updated the preliminary intangible assets based on the preliminary valuation results. Goodwill recorded from this transaction is attributable to Renco’s significant engineering and technical expertise in end markets supported by strong engineer-to-engineer relationships. In addition, Renco’s end markets and customer base in areas such as consumer and industrial are highly complementary to the Company’s existing business.

Intangible assets of $10.4 million are preliminarily recorded, consisting primarily of $3.6 million for indefinite lived trademarks, and $6.8 million of customer relationships to be amortized over 12 years. The Company’s assigned fair values are preliminary as of March 31, 2021 until such time as the valuation can be finalized. The goodwill of $14.0 million created by the transaction is deductible for income tax purposes.

In connection with the acquisition, the Company entered into two lease arrangements and recorded right-of-use assets and short-term and long-term liabilities at inception. The Company signed a new lease agreement with a related party, an entity in which the Renco Electronics President is a shareholder, on July 15, 2020. The lease is for three years and is subject to renewal, at the Company’s option under similar terms and conditions. The Company recorded a fair value adjustment of $0.1 million in connection with this lease, which is included in other acquired assets in the table below.

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

The components of the fair value of the Renco Electronics acquisition, including the preliminary allocation of the purchase price at March 31, 2021, are as follows (in thousands):

	Preliminary Allocation September 30, 2020	Adjustments	Adjusted Preliminary Allocation March 31, 2021
Fair value of business combination:
Cash payments	$29,530	$83	$29,613
Less, cash acquired	(2,132)	(75)	(2,207)
Fair value of contingent consideration	3,000	-	3,000
Total	$30,398	$8	$30,406

	Preliminary Allocation September 30, 2020	Adjustments	Adjusted Preliminary Allocation March 31, 2021
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$4,762	$(240)	$4,522
Inventories	5,446	-	5,446
Property, plant, & equipment	-	410	410
Identifiable intangible assets	10,400	-	10,400
Goodwill	14,153	(162)	13,991
Debt assumed	(712)	-	(712)
Liabilities assumed	(3,651)	-	(3,651)
Total	$30,398	$8	$30,406

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

Contingent consideration payable to the seller of Horizon Scientific is based on continued employment of the seller on the second and third anniversary of the closing date of the acquisition. The Company was contractually obligated to pay contingent consideration payments in connection with the Horizon Scientific acquisition based on the criteria of continued employment of the seller on the second and third anniversary of the closing date of the acquisition. The seller of Horizon remained employed on the second and third anniversaries of the closing date and payments were made to the seller in the second quarters of fiscal year 2019 and 2020. This obligation is considered settled as of  June 30, 2020.

Acquisition-related costs consist of miscellaneous professional service fees and expenses for our recent acquisitions.

The components of acquisition-related costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Contingent consideration arrangements	$-	$-	$-	$1,170
Other acquisition-related costs	255	120	850	480
Total	$255	$120	$850	$1,650

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

In general, the Company recognizes revenue at the point in time control transfers to its customer based on predetermined shipping terms. Revenue is recognized over time under certain long-term contracts within the Engineering Technologies and Engraving groups for highly customized customer products that have no alternative use and in which the contract specifies the Company has a right to payment for its costs, plus a reasonable margin. For products manufactured over time, the transfer of control is measured pro rata, based upon current estimates of costs to complete such contracts. Losses on contracts are fully recognized in the period in which the losses become determinable. Revisions in profit estimates are reflected on a cumulative basis in the period in which the basis for such revision becomes known.

Disaggregation of Revenue from Contracts with Customers

The following table presents revenue disaggregated by product line and segment (in thousands):

	Three Months Ended
Revenue by Product Line	March 31, 2021	March 31, 2020

Electronics	$65,085	$48,069

Engraving Services	33,655	31,893
Engraving Products	2,371	3,538
Total Engraving	36,026	35,431

Scientific	24,221	14,670

Engineering Technologies	19,951	26,730

Hydraulics Cylinders and Systems	13,629	13,549
Merchandising & Display	6,276	7,719
Pumps	7,028	9,306
Total Specialty Solutions	26,933	30,574

Total Revenue by Product Line	$172,216	$155,474

The following table presents revenue disaggregated by product line and segment (in thousands):

	Nine Months Ended
Revenue by Product Line	March 31, 2021	March 31, 2020

Electronics	$180,524	$140,521

Engraving Services	102,950	103,630
Engraving Products	7,427	8,488
Total Engraving	110,377	112,118

Scientific	58,777	44,834

Engineering Technologies	55,091	77,869

Hydraulics Cylinders and Systems	36,583	38,613
Merchandising & Display	19,515	26,234
Pumps	18,930	24,961
Total Specialty Solutions	75,028	89,808

Total Revenue by Product Line	$479,797	$465,150

The following table presents revenue from continuing operations disaggregated by geography based on company’s locations (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Net sales	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
United States	$103,005	$95,643	$286,522	$282,146
Asia Pacific	31,715	22,583	89,189	71,495
EMEA (1)	34,367	33,781	93,549	100,543
Other Americas	3,129	3,467	10,537	10,966
Total	$172,216	$155,474	$479,797	$465,150

(1) EMEA consists primarily of Europe, Middle East and S. Africa.

The following table presents revenue from continuing operations disaggregated by timing of recognition (in thousands):

	Three Months Ended
Timing of Revenue Recognition	March 31, 2021	March 31, 2020
Products and services transferred at a point in time	$163,356	$145,498
Products transferred over time	8,860	9,976
Net Sales	$172,216	$155,474

	Nine Months Ended
Timing of Revenue Recognition	March 31, 2021	March 31, 2020
Products and services transferred at a point in time	$454,007	$439,222
Products transferred over time	25,790	25,928
Net Sales	$479,797	$465,150

Contract Balances

Contract assets represent sales recognized in excess of billings related to work completed but not yet shipped for which revenue is recognized over time. Contract assets are recorded as prepaid and other current assets. Contract liabilities are customer deposits for which revenue has not been recognized. Current contract liabilities are recorded as accrued expenses.

The following table provides information about contract assets and liability balances (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine months ended March 31, 2021
Contract assets:
Prepaid and other current assets	$9,140	$21,055	$18,422	$11,773
Contract liabilities:
Customer deposits	2,298	6,497	7,871	924

We recognized the following revenue which was included in the contract liability beginning balances (in thousands):

	March 31, 2021
Revenue recognized in the period from:	Three months ended	Nine months ended
Amounts included in the contract liability balance at the beginning of the period	$365	$2,298

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

Level 1 – Quoted prices (unadjusted) in active markets for identical assets and liabilities. The Company’s deferred compensation plan assets consist of shares in various mutual funds (investments are participant-directed) which invest in a broad portfolio of debt and equity securities. These assets are valued based on publicly quoted market prices for the funds’ shares as of the balance sheet dates.

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

There were no transfers of assets or liabilities between any levels of the fair value measurement hierarchy at March 31, 2021 and June 30, 2020. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value.

Items presented at fair value consisted of the following (in thousands):

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,850	$2,850	$-	$-
Foreign exchange contracts	22	-	22	-

Liabilities
Foreign exchange contracts	$1,290	$-	$1,290	$-
Interest rate swaps	3,168	-	3,168	-
Contingent acquisition payments (a)	3,000	-	-	3,000

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,065	$2,065	$-	$-

Liabilities
Foreign exchange contracts	$2,477	$-	$2,477	$-
Interest rate swaps	6,667	-	6,667	-
Contingent acquisition payments (a)	1,343	-	-	1,343

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

Contingent consideration payable to the GS Engineering sellers is based on the achievement of certain revenue and gross margin targets of each of the first five years following the acquisition. Contingent acquisition payments are scheduled to be paid in periods through fiscal year 2024. As of March 31, 2021, the Company could be required to pay up to $12.8 million for contingent consideration arrangements if the revenue and gross margin targets are met.

Contingent consideration payable to the Renco Electronics sellers is based on the achievement of certain earnings targets of each of the first three years following the acquisition. Contingent acquisition payments are scheduled to be paid in periods through fiscal year 2024. As of March 31, 2021, the Company could be required to pay up to $3.5 million for contingent consideration arrangements if the earnings targets are met.

We have determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments was based on several factors, the most significant of which are the financial performance of the acquired businesses and the risk-adjusted discount rate for the fair value measurement. In connection with the acquisition of Renco Electronics in the first quarter of fiscal year 2021, the Company recorded a $3.0 million contingent consideration in non-current liabilities. Based on current expectations of achievement, there is no accrued contingent consideration for GS Engineering.

The Company will update its assumptions each reporting period based on new developments and record such amounts at fair value based on the revised assumptions until the agreements expire.

5)    Divestitures

On March 31, 2021, the Company divested Enginetics Corporation (“Enginetics”), its jet engine components business, to Enjet Aero, LLC, a privately-held aerospace engine component manufacturing company. Enginetics generated approximately $9.0 million in revenue in the first nine months of fiscal 2021. The business activities, which are reported within the Engineering Technologies Group, were divested in order to focus on the higher growth and margin opportunities of the Company's core spin forming solutions business that serves the space, commercial aviation and defense end markets. The Company received $11.7 million cash consideration and recorded a pre-tax loss on sale of the business of $14.6 million, including a goodwill impairment charge of $7.6 million, assigned to the entirety of the Engineering Technologies segment, and a $5.4 million write-down of intangible assets. The sale transaction and financial results of Enginetics are classified as continuing operations in the Unaudited Condensed Consolidated Financial Statements.

6)     Discontinued Operations

In pursuing our business strategy, the Company may divest certain businesses.  Future divestitures may be classified as discontinued operations based on their strategic significance to the Company.

During the third quarter of fiscal 2020, in order to focus its financial assets and managerial resources on its remaining portfolio of businesses, the Company entered into a definitive agreement to sell the Refrigerated Solutions Group, consisting of the Master-Bilt and NorLake operating segments, to Ten Oaks Group for a cash purchase price of $10.6 million, subject to post-closing adjustments and various transaction fees. The Refrigerated Solutions Group was a part of the Company's Food Service Equipment segment and manufactured refrigerated cabinets and walk-ins for customers in the food service and retail end markets.

Results of the Refrigerated Solutions Group in current and prior periods have been classified as discontinued operations in the Unaudited Condensed Consolidated Financial Statements and excluded from the results of continuing operations.  Activity related to discontinued operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net Sales	$-	$31,565	$-	$108,918
Asset Impairment Charge	$-	$(19,996)	$-	$(19,996)
Profit (loss) Before Taxes	$(339)	$(22,422)	$(2,011)	$(19,891)
Benefit (Provision) for Taxes	$8	$4,047	$423	$3,329
Net income (loss) from Discontinued Operations	$(331)	$(18,375)	$(1,588)	$(16,562)

Net assets (liabilities) were ($0.4) million and $2.3 million as of March 31, 2021 and June 30, 2020, respectively.

7)     Inventories

Inventories from continuing operations are comprised of the following (in thousands):

	March 31, 2021	June 30, 2020
Raw materials	$45,459	$37,257
Work in process	23,212	25,527
Finished goods	22,197	22,247
Total	$90,868	$85,031

Distribution costs associated with the sale of inventory, which are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations were $3.0 million and $8.4 million for the three and nine months ended   March 31, 2021, respectively and $2.0 million and $7.0 million for the three and nine months ended March 31, 2020, respectively.

8)     Goodwill

In connection with the divestiture of Enginetics, the Company determined that, based on the net realizable value of the operations divested, the goodwill of the Engineering Technologies reporting unit was impaired.  As such, the Company recognized $7.6 million in impairment charges during the third quarter of fiscal year 2021.

As a result of the Enginetics divestiture, the Company completed an interim goodwill impairment assessment for its other reporting units. As a result of the assessment in the third quarter, the Company determined that there were no indications of impairment, therefore, no additional impairment charges were recorded.

Changes to goodwill during the period were as follows (in thousands):

	June 30, 2020	Acquisitions	Impairments	Translation Adjustment	March 31, 2021
Electronics	$131,582	$13,991	$-	$(740)	$144,833
Engraving	77,195	-	-	63	77,258
Scientific	15,454	-	-	-	15,454
Engineering Technologies	43,685	-	(7,600)	967	37,052
Specialty Solutions	3,305	-	-	-	3,305
Total	$271,221	$13,991	$(7,600)	$290	$277,902

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

The changes in warranty reserve from continuing operations, which are recorded as a component of accrued liabilities were as follows (in thousands):

	March 31, 2021	June 30, 2020
Balance at beginning of year	$1,781	$1,911
Acquisitions and other	97	(86)
Warranty expense	1,832	1,783
Warranty claims	(1,479)	(1,827)
Balance at end of period	$2,231	$1,781

10)     Debt

Long-term debt is comprised of the following (in thousands):

	March 31, 2021	June 30, 2020
Bank credit agreements	$200,712	$200,000
Total funded debt	200,712	200,000
Issuance Cost	(595)	(850)
Total long-term debt	$200,117	$199,150

Bank Credit Agreements

During the second quarter of fiscal year 2019, the Company entered into a five-year Amended and Restated Credit Agreement (“Credit Facility”, or “facility”). The facility has a borrowing limit of $500 million, which can be increased by an amount of up to $250 million, in accordance with specified conditions contained in the agreement. The facility also includes a $10 million sublimit for swing line loans and a $35 million sublimit for letters of credit.

In connection with the acquisition of Renco, the company assumed $0.7 million of debt under the Paycheck Protection Program, within the United States Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. These borrowings mature in April 2022.

At March 31, 2021, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $6.0 million and had the ability to borrow $209.2 million under the facility. Funds borrowed under the facility  may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants which the Company was compliant with as of  March 31, 2021.  At March 31, 2021, the carrying value of the current borrowings approximate fair value.

11)	Accrued Liabilities

Accrued expenses from continuing operations consist of the following (in thousands):

	March 31, 2021	June 30, 2020
Payroll and employee benefits	$27,281	$24,084
Workers' compensation	3,108	2,743
Warranty	2,231	1,781
Fair value of derivatives	4,458	9,144
Lease liability	8,408	8,016
Other	14,178	14,161
Total	$59,664	$59,929

12)      Derivative Financial Instruments

The Company is exposed to market risks from changes in interest rates, commodity prices and changes in foreign currency rates. The Company selectively uses derivative financial instruments in order to manage certain of these risks. Information about the Company’s derivative financial instruments is as follows:

Interest Rate Swaps

From time to time as dictated by market opportunities, the Company enters into interest rate swap agreements designed to manage exposure to interest rates on the Company’s variable rate indebtedness. The Company recognizes all derivatives on its balance sheet at fair value. The Company has designated its interest rate swap agreements, including those that may be forward-dated, as cash flow hedges, and changes in the fair value of the swaps are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swaps will be reported by the Company in interest expense.

The Company’s effective swap agreements convert the base borrowing rate on $200 million of debt due under our revolving credit agreement from a variable rate equal to 1 month LIBOR to a weighted average fixed rate of 1.27% at March 31, 2021. The fair value of the swaps, recognized in accrued expenses and in other comprehensive income, is as follows (in thousands, except percentages):

Effective Date	Notional Amount	Fixed Interest Rate	Maturity	March 31, 2021	June 30, 2020
May 24, 2017	25,000	1.88%	April 24, 2022	$(480)	$(815)
August 6, 2018	25,000	2.83%	August 6, 2023	(1,574)	(2,167)
March 23, 2020	100,000	0.91%	March 23, 2025	(770)	(2,485)
April 24, 2020	25,000	0.88%	April 24, 2025	(157)	(585)
May 24, 2020	25,000	0.91%	March 24, 2025	(187)	(615)
				$(3,168)	$(6,667)

The Company reported no losses for the three and nine months ended March 31, 2021, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense. Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as collections from customers and loan payments between subsidiaries. The Company enters into such contracts for hedging purposes only. The Company has designated certain of these currency contracts as hedges, and changes in the fair value of these contracts are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with these contracts will be reported in net income. At March 31, 2021 and June 30, 2020, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized losses of $1.3 million and $2.5 million, respectively, which approximate the unrealized gains and losses on the related loans. The contracts have maturity dates ranging from 2021 to 2023, which correspond to the related intercompany loans.

The notional amounts of the Company’s forward contracts, by currency, are as follows:

Currency	March 31, 2021	June 30, 2020
USD	-	287
EUR	5,750	5,750
SGD	21,836	64,696
CAD	20,600	20,600
JPY	41,355	-

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

Asset Derivatives
	March 31, 2021		June 30, 2020
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Other Assets	$-	Other Assets	$-
Foreign exchange contracts	Other Assets	22	Other Assets	-
		$22		$-

	Liability Derivatives
	March 31, 2021		June 30, 2020
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	$3,168	Accrued Liabilities	$6,667
Foreign exchange contracts	Accrued Liabilities	1,142	Accrued Liabilities	2,477
		$4,310		$9,144

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Interest rate swaps	$2,282	$(2,393)	$1,801	$(2,836)
Foreign exchange contracts	1,465	798	1,731	1,004
	$3,747	$(1,595)	$3,532	$(1,832)

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to net income for the periods ended (in thousands):

Details about Accumulated					Affected line item
Other Comprehensive	Three Months Ended		Nine Months Ended		in the Unaudited
Income (Loss) Components	March 31,		March 31,		Condensed Statements
	2021	2020	2021	2020	of Operations
Interest rate swaps	$570	$106	$1,698	$135	Interest expense
Foreign exchange contracts	(506)	(2,216)	(513)	(2,264)	Other non-operating income
	$64	$(2,110)	$1,185	$(2,129)

13)     Retirement Benefits

The Company has defined benefit pension plans covering certain current and former employees both inside and outside of the U.S. The Company’s pension plan for U.S. employees is frozen for substantially all participants and has been replaced with a defined contribution benefit plan.

Net periodic benefit cost for the Company’s U.S. and Foreign pension benefit plans for the periods ended consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Service cost	$1	$1	$55	$10
Interest cost	1,860	2,271	185	214
Expected return on plan assets	(3,253)	(3,288)	(161)	(222)
Recognized net actuarial loss	1,483	1,275	193	165
Amortization of prior service cost	-	-	(1)	-
Net periodic benefit cost	$91	$259	$271	$167

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Service cost	$3	$3	$164	$29
Interest cost	5,579	6,813	539	632
Expected return on plan assets	(9,759)	(9,863)	(468)	(654)
Recognized net actuarial loss	4,450	3,826	562	488
Amortization of prior service cost	-	-	(4)	-
Net periodic benefit cost	$273	$779	$793	$495

The following table sets forth the  amounts recognized for the Company's defined benefit pension plans (in thousands):

Amounts recognized in the consolidated balance sheets consist of:	March 31, 2021	June 30, 2020
Prepaid benefit cost	$5,161	$4,663
Current liabilities	(552)	(503)
Non-current liabilities	(65,246)	(77,172)
Net amount recognized	$(60,637)	$(73,012)

The contributions made to defined benefit plans are presented below along with remaining contributions to be made for fiscal year 2021 (in thousands):

	Fiscal Year 2021		Fiscal Year 2020		Remaining
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Contributions
Contributions to defined benefit plans	March 31, 2021	March 31, 2021	March 31, 2020	March 31, 2020	FY 2021
United States, funded plan	$3,030	$7,805	$1,468	$2,936	$-
United States, unfunded plan	53	157	54	166	54
United Kingdom	-	-	-	381	-
Germany, unfunded plan	-	-	-	-	285
Ireland	-	-	-	-	67
	$3,083	$7,962	$1,522	$3,483	$406

The Company’s remaining required contributions to the United States funded plan for fiscal year 2021 have been reduced to zero upon passage of the American Rescue Plan Act (“ARPA”).

14)     Income Taxes

The Company's effective tax rate from continuing operations for the third quarter of the fiscal year ending  June 30, 2021 was 56.3% compared with 21.6% for the prior year quarter. The tax rate was impacted in the current period by the following items: (i) reduction of global intangible low-taxed income, (ii) the jurisdictional mix of earnings and (iii) the establishment of a valuation allowance against our deferred tax asset attributable to the divestiture of Enginetics Corporation during the quarter. The divestiture of Enginetics Corporation gave rise to a capital loss carryforward, which, if unused, will expire after 5 years.

The Company's effective tax rate from continuing operations for the first nine months of the fiscal year ending June 30, 2021 was 25.3% compared with 22.7% for the prior year period. The tax rate was impacted in the current period by the following items: (i) reduction of global intangible low-taxed income, (ii) increased capacity to utilize foreign tax credits, (iii) a benefit due to the carryback of losses generated in the fiscal year ending June 30, 2019, (iv) the jurisdictional mix of earnings and (v) the establishment of a valuation allowance against our deferred tax asset attributable to the divestiture of Enginetics Corporation.

15)     Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Basic - Average shares outstanding	12,136	12,337	12,185	12,348
Dilutive effect of unvested, restricted stock awards	117	60	82	65
Diluted - Average shares outstanding	12,253	12,397	12,267	12,413

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share. No options to purchase common stock were excluded as anti-dilutive from the calculation of diluted earnings per share for the three and nine months ended  March 31, 2021, and March 31, 2020, respectively.

Performance stock units of 129,427 and 79,390 for the nine months ended March 31, 2021 and 2020, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

16)     Accumulated Other Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	March 31, 2021	June 30, 2020
Foreign currency translation adjustment	$(21,745)	$(31,046)
Unrealized pension losses, net of tax	(106,421)	(109,880)
Unrealized losses on derivative instruments, net of tax	(2,877)	(6,733)
Total	$(131,043)	$(147,659)

17)     Contingencies

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

18)     Industry Segment Information

In the fourth quarter of fiscal year 2020, the Company reviewed the quantitative and qualitative characteristics of its businesses and determined that it has seven operating segments that aggregate to five reportable segments.  The reportable segments are organized around the types of products sold:

•	Electronics – manufactures and sells electronic components for applications throughout the end-user market spectrum;
•

Engraving – provides mold texturizing, slush molding tools, project management and design services, roll engraving, hygiene product tooling, low observation vents for stealth aircraft, and process machinery for a number of industries;

•	Scientific – sells specialty temperature-controlled equipment for the medical, scientific, pharmaceutical, biotech and industrial markets;
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

All periods presented have been revised accordingly to reflect the new reportable segments.

Net sales and income (loss) from continuing operations by segment were as follows (in thousands):

	Three Months Ended March 31,
	Net Sales		Income from Operations
	2021	2020	2021	2020
Segment:
Electronics	$65,085	$48,069	$12,364	$8,017
Engraving	36,026	35,431	4,510	4,472
Scientific	24,221	14,670	5,803	3,204
Engineering Technologies	19,951	26,730	1,245	3,098
Specialty Solutions	26,933	30,574	4,251	4,879
Corporate	-	-	(7,162)	(6,048)
Restructuring costs	-	-	(482)	(593)
Loss on sale of business	-	-	(14,624)	-
Acquisition-related costs	-	-	(255)	(120)
Sub-total	$172,216	$155,474	$5,650	$16,909
Interest expense			1,317	1,774
Other non-operating (income) expense			306	(238)
Income from continuing operations before income taxes			$4,027	$15,373

	Nine Months Ended March 31,
	Net Sales		Income from Operations
	2021	2020	2021	2020
Segment:
Electronics	$180,524	$140,521	$30,861	$23,892
Engraving	110,377	112,118	16,884	17,925
Scientific	58,777	44,834	14,113	10,965
Engineering Technologies	55,091	77,869	3,076	9,879
Specialty Solutions	75,028	89,808	11,368	14,867
Corporate	-	-	(21,607)	(22,688)
Restructuring costs	-	-	(2,478)	(2,792)
Loss on sale of business	-	-	(14,624)	-
Acquisition-related costs	-	-	(850)	(1,650)
Sub-total	$479,797	$465,150	$36,743	$50,398
Interest expense			4,403	5,820
Other non-operating (income) expense			73	(566)
Income from continuing operations before income taxes			$32,267	$45,144

Net sales include only transactions with unaffiliated customers and include no intersegment sales. Income (loss) from operations by segment excludes interest expense and other non-operating (income) expense.

19)      Restructuring

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

A summary of charges by initiative is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2021			March 31, 2021
Fiscal 2021	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$292	$178	$470	$755	$540	$1,295
Prior year initiatives	12	-	12	906	277	1,183
	$304	$178	$482	$1,661	$817	$2,478

	Three Months Ended			Nine Months Ended
	March 31, 2020			March 31, 2020
Fiscal 2020	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$413	$184	$597	$2,208	$529	$2,737
Prior year initiatives	-	(4)	(4)	-	55	55
	$413	$180	$593	$2,208	$584	$2,792

Activity in the reserve related to the initiatives is as follows (in thousands):

Current Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2020	$-	$-	$-
Additions and adjustments	755	540	1,295
Payments	(755)	(540)	(1,295)
Restructuring liabilities at March 31, 2021	$-	$-	$-

Prior Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2020	$520	$18	$538
Additions and adjustments	906	277	1,183
Payments	(1,426)	(295)	(1,721)
Restructuring liabilities at March 31, 2021	$-	$-	$-

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2021			March 31, 2021
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Electronics	$56	$16	$72	$307	$21	$328
Engraving	248	162	410	528	510	1,038
Engineering Technologies	-	-	-	37	-	37
Specialty Solutions	-	-	-	673	286	959
Corporate	-	-	-	116	-	116
	$304	$178	$482	$1,661	$817	$2,478

	Three Months Ended			Nine Months Ended
	March 31, 2020			March 31, 2020
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Electronics	$67	$69	$136	$67	$128	$195
Engraving	246	93	339	1,378	438	1,816
Engineering Technologies	15	-	15	15	-	15
Specialty Solutions	20	18	38	261	18	279
Corporate	65	-	65	487	-	487
	$413	$180	$593	$2,208	$584	$2,792

Restructuring expense is expected to be approximately $0.7 million for the remainder of fiscal year 2021.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Standex Value Creation System is a methodology which provides standard work and consistent tools used throughout the Company in order to achieve our organization’s goals. The Standex Value Creation System employs four components: Balanced Performance Plan, Growth Disciplines, Operational Excellence, and Talent Management. The Balanced Performance Plan process aligns annual goals throughout the company and provides a standard reporting, management and review process.  It is focused on setting, tracking and reviewing annual and quarterly targets that support our short and long-term goals.  The Growth Disciplines use a standard playbook of tools and processes including market maps, market tests and growth laneways to identify, explore and execute on opportunities that expand the business organically and through acquisitions.  Operational Excellence also employs a standard playbook of tools and processes, based on LEAN, to improve operating execution (effectiveness), eliminate waste (efficiency) and thereby improve profitability, cash flow and customer satisfaction.  Finally, Talent Management is an organizational development process that provides recruitment, training, development, and succession planning for employees throughout our worldwide organization.  Through the use of our Standex Value Creation System, we have developed a balanced approach to value creation.  We intend to continue investing acquisition capital in high margin and growth businesses. We will continue to support all of our businesses as they enhance value through deployment of our Growth Discipline and Operational Excellence playbooks.

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

As part of our ongoing strategy:

●

In the third quarter of fiscal year 2021, we divested Enginetics Corporation (“Enginetics”) our jet engine components business reported within our Engineering Technologies segment, to Enjet Aero, LLC, a privately-held aerospace engine component manufacturing company. This divestiture allows us to focus on the higher growth and margin opportunities of our core spin forming solutions business that serves the space, commercial aviation and defense end markets.  We received $11.7 million cash consideration and recorded a loss on the sale of $14.6 million in the Consolidated Financial Statements.

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

●

During the third quarter of fiscal year 2020, we initiated a program and signed an agreement to divest our Master-Bilt and NorLake businesses (together our Refrigerated Solutions Group or RSG).  This divestiture allowed us to continue the simplification of our portfolio and enabled us to focus more clearly on those of our businesses that sell differentiated products and which have higher growth and margin profiles.  The divestiture was finalized and consideration was exchanged in the fourth quarter of 2020.  Results of RSG in prior periods have been classified as discontinued operations in the Consolidated Financial Statements.

As a result of our portfolio moves over the last several years, we have transformed Standex to a company into a more focused group of businesses selling customized solutions to high value end markets via a compelling customer value proposition.  The narrowing of the portfolio allows for greater management focus on driving operational disciplines and positions us well to benefit from an economic rebound associated with the end of the COVID-19 crisis and to use our cash flow from operations to invest selectively in our ongoing pipeline of organic and inorganic opportunities.

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

Standex Operational Excellence drives continuous improvement in the efficiency of our businesses, both on the shop floor and in the office environment.  We recognize that our businesses are competing in a global economy that requires us to improve our competitive position.  We have deployed a number of management competencies to drive improvements in the cost structure of our business units including operational excellence through lean enterprise, the use of low-cost manufacturing facilities, the consolidation of manufacturing facilities to achieve economies of scale and leveraging of fixed infrastructure costs, alternate sourcing to achieve procurement cost reductions, and capital improvements to increase productivity.

The Company’s strong historical cash flow has been a cornerstone for funding our capital allocation strategy.  We use cash flow generated from operations to fund investments in capital assets to upgrade our facilities, improve productivity and lower costs, invest in the strategic growth programs described above, including organic growth and acquisitions, and to return cash to our shareholders through payment of dividends and stock buybacks.

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

Impact of COVID-19 Pandemic on the Company

Given the global nature of our business and the number of our facilities worldwide, we continue to be impacted globally by COVID-19 related issues. We have taken effective action around the world to protect our health and safety, continue to serve our customers, support our communities and manage our cash flows.  Our priority was and remains the health and safety of all of our employees.  Each of our facilities is following safe practices as defined in their local jurisdictions as well as sharing experiences and innovative ways of overcoming challenges brought on by the crisis during updates with global site leaders.  We are rigorously following health protocols in our plants, including changing work cell configurations and revising shift schedules when appropriate, in order to do our best to maintain operations.  We have experienced revenue losses in many of our businesses due to the impact that the pandemic has had on our customers. Conversely, public and private sector responses to COVID-19 vaccine distribution, especially in the United States, have also resulted in increased sales of scientific refrigeration equipment to customers within our Scientific reporting segment.

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

We exited the third quarter of fiscal year 2021 with $118.0 million in cash and $200.0 million of borrowings under our revolving credit facility.  Our leverage ratio covenant, as defined in our revolving credit agreement, was 1.44 to 1 and allowed us the capacity to borrow an additional $209.2 million at March 31, 2021.

Finally, we continue to monitor our ability to participate in any governmental assistance programs available to us in each of our global locations and participate in these programs as available and appropriate. For instance, the Company’s remaining required contributions to the United States funded pension plan for fiscal year 2021 of approximately $1.7 million have been reduced to zero upon passage of the American Rescue Plan Act (“the Act”) and heretofore required contributions in fiscal year 2022 will also be reduced under terms of the Act. The required contributions to the United States funded pension plan for fiscal year 2022 is approximately $1.4 million. We believe that we have sufficient liquidity around the world and access to financing to execute on our short and long-term strategic plans.

Results from Continuing Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except percentages)	2021	2020	2021	2020
Net sales	$172,216	$155,474	$479,797	$465,150
Gross profit margin	36.4%	33.8%	36.6%	36.2%
Income from operations	5,650	16,909	36,743	50,398
	Three Months Ended	Nine Months Ended
(In thousands)	March 31, 2021	March 31, 2021
Net sales, prior year period	$155,474	$465,150
Components of change in sales:
Organic sales change	6,058	(13,263)
Effect of acquisitions	6,357	18,270
Effect of exchange rates	4,327	9,640
Net sales, current period	$172,216	$479,797

Net sales increased in the third quarter of fiscal year 2021 by $16.7 million or 10.8% when compared to the prior year quarter. The acquisition of Renco contributed $6.4 million or 4.1% to overall sales growth. Organic sales increased $6.1 million or 3.9%, primarily due to strong demand in our Electronics and Scientific business segments, while foreign currency had a $4.3 million or 2.8% positive impact on sales.

Net sales increased in the nine months ended March 31, 2021, by $14.6 million or 3.1% when compared to the prior year period. The acquisition of Renco contributed $18.3 million or 3.9% to overall sales growth. Organic sales declined $13.4 million or 2.9%, primarily as a result of impacts from the COVID-19 pandemic, partially offset by strong organic demand in our Electronics and Scientific business segments, while foreign currency had a $9.6 million or 2.1% positive impact on sales.  We discuss our results and outlook for each segment below.

Gross Profit Margin

Our gross margin for the third quarter of fiscal year 2021 was 36.4%, which increased from the prior year quarter’s gross margin of 33.8%. This increase is a result of organic sales increases, productivity initiatives and targeted price increases, offset by raw material and ocean freight cost headwinds, along with business mix in the quarter.

Our gross margin for the nine months ended March 31, 2021 was 36.6%, which increased from the prior year gross margin of 36.2%. This increase is due to sales volume increases, productivity initiatives, cost savings measures and price increases, partially offset by raw material (primarily rhodium used in our Electronics business) and ocean freight cost increases, and $0.6 million of purchase accounting expenses related to the Renco acquisition.

Restructuring Charges

We incurred restructuring expenses of $0.5 million for the quarter and $2.5 million for the nine-month period, primarily related to productivity improvements and global headcount reductions within our Engraving segment.

We expect to incur restructuring costs of approximately $0.7 million throughout the remainder of fiscal year 2021 as we continue to focus our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions and productivity initiatives.

Loss on sale of business

We recorded a loss on sale of the Enginetics business of $14.6 million for the third quarter of fiscal year 2021 and nine months ended March 31, 2021, respectively. The loss included a $7.6 million impairment of goodwill assigned to the entirety of the Engineering Technologies segment and a $5.4 million write-down of intangible assets.

Acquisition Related Expenses

We incurred acquisition-related expenses of $0.3 million for the third quarter and $0.9 million for nine months ended March 31, 2021. Acquisition-related expenses typically consist of due diligence, integration, and valuation expenses incurred in connection with recent or pending acquisitions.

Selling, General, and Administrative Expenses

Selling, General, and Administrative (“SG&A”)  expenses for the third quarter of fiscal year 2021 were $41.7 million, or 24.2% of sales, compared to $34.9 million, or 22.4% of sales, during the prior year quarter.  SG&A expenses during the quarter were impacted by approximately $1.5 million of SG&A expenses related to the Renco acquisition, increased distribution expense of approximately $1.0 million associated with higher organic sales volume in the quarter, increases in research and development initiatives and general wage inflation, offset by productivity and cost out actions.

SG&A expenses for the nine months ended March 31, 2021 were $120.8 million, or 25.2% of sales, compared to $113.7 million, or 24.4% of sales, during the prior year period.  SG&A expenses during this period were impacted by approximately $3.5 million of SG&A expenses related to the Renco acquisition, an increase in research and development spending to drive future product initiatives, and general wage inflation, offset by productivity and cost out actions.

Income from Operations

Income from operations for the third quarter of fiscal year 2021 was $5.7 million, compared to $16.9 million during the prior year quarter.  The decline of $11.3 million, or 66.6%, is primarily due to the loss on sale of the Enginetics business of $14.6 million along with material inflation, partially offset by cost reduction activities and productivity improvement initiatives implemented in all of our businesses.

Income from operations for the nine months ended March 31, 2021 was $36.7 million, compared to $50.4 million during the prior year period. The decline of $13.7 million, or 27.1%, is primarily due to the loss on sale of the Enginetics business of $14.6 million, partially offset by cost reduction activities and productivity improvement initiatives implemented in all of our businesses.

Interest Expense

Interest expense for the third quarter of fiscal year 2021 was $1.3 million, a 25.8% decline from interest expense of $1.8 million during the prior year quarter.  Interest expense for the nine months ended March 31, 2021 was $4.4 million, a 24.3% decline from interest expense of $5.8 million during the prior year period. The decreased interest expense is due to lower borrowings outstanding and a lower effective interest rate during the period.

Income Taxes

The Company's effective tax rate from continuing operations for the third quarter of the fiscal year ending June 30, 2021 was 56.3% compared with 21.6% for the prior year quarter. The tax rate was impacted in the current period by the following items: (i) reduction of global intangible low-taxed income, (ii) the jurisdictional mix of earnings and (iii) the establishment of a valuation allowance against our deferred tax asset attributable to the divestiture of Enginetics Corporation during the quarter.

The Company's effective tax rate from continuing operations for the first nine months of the fiscal year ending June 30, 2021 was 25.3% compared with 22.7% for the prior year period. The tax rate was impacted in the current period by the following items: (i) reduction of global intangible low-taxed income, (ii) increased capacity to utilize foreign tax credits, (iii) a benefit due to the carryback of losses generated in the fiscal year ending June 30, 2019, (iv) the jurisdictional mix of earnings and (v) the establishment of a valuation allowance against our deferred tax asset attributable to the divestiture of Enginetics Corporation.

The divestiture of Enginetics Corporation gave rise to a capital loss carryforward, which, if unused, will expire after 5 years. Capital losses are allowed only to the extent of capital gains; however, because we do not have capital gains in the current year or the applicable carryback period, the capital loss will be carried forward. A full valuation allowance was established during the quarter, which negatively impacted the effective tax rate, and could be released at such time as it is determined we will have sufficient taxable income of the appropriate character within the carryforward period.

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

	As of March 31, 2021		As of March 31, 2020
	Total Backlog	Backlog under 1 year	Total Backlog	Backlog under 1 year
Electronics	$97,241	$96,331	$54,489	$54,272
Engraving	20,108	13,901	22,509	19,676
Scientific	9,344	9,344	2,736	2,736
Engineering Technologies	67,615	39,574	112,341	88,802
Specialty Solutions	20,776	17,957	19,181	16,842
Total	$215,084	$177,107	$211,256	$182,328

Total backlog realizable under one year declined $5.2 million, or 2.9%, to $177.1 million at March 31, 2021 from $182.3 million at March 31, 2020. We experienced over a 200% increase in backlog at Scientific due to increased demand for cold storage products in connection with the COVID-19 vaccine rollout while the acquisition of Renco increased Electronics backlog by $9.5 million.  Backlog declines in the Engineering Technologies segment are primarily due to the divestiture of Enginetics and the weakening demand in the commercial aviation sector due to COVID-19 pandemic related slowdowns in that industry.

As of
(In thousands)	March 31, 2021
Backlog under 1 year, prior year period	$182,328
Components of change in backlog:
Organic change	4,445
Effect of acquisitions	9,454
Effect of exchange rates	(19,120)
Backlog under 1 year, current period	$177,107

Segment Analysis

Electronics Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2021	2020	Change	2021	2020	Change
Net sales	$65,085	$48,069	35.4%	$180,524	$140,521	28.5%
Income from operations	12,364	8,017	54.2%	30,861	23,892	29.2%
Operating income margin	19.0%	16.7%		17.1%	17.0%

Net sales in the third quarter of fiscal year 2021 increased $17.0 million, or 35.4%, when compared to the prior year quarter.  Organic sales increased by $8.5 million or 17.7%, reflecting a broad-based geographical recovery with a strengthening in demand for relays in solar and electric vehicle applications as well as reed switch demand in transportation end markets. The acquisition of Renco contributed sales of $6.4 million or 13.2%. The foreign currency impact increased sales by $2.2 million, or 4.5%.

Income from operations in the third quarter of fiscal year 2021 increased by $4.3 million, or 54.2%, when compared to the prior year quarter. The operating income increase was the result of organic sales growth, various cost saving initiatives and the impact of the Renco acquisition, offset by material cost increases.

Net sales for the nine months ended March 31, 2021 increased $40.0 million, or 28.5%, when compared to the prior year period.  Organic sales increased by $17.0 million or 12.1% mostly due to strength in Asia partially offset by weakness within the European market. The acquisition of Renco contributed sales of $18.3 million or 13.0%. The foreign currency impact increased sales by $4.8 million, or 3.4%.

Income from operations for the nine months ended March 31, 2021 increased $7.0 million, or 29.2%, when compared to the prior year.  The operating income increase was the result of organic sales growth, various cost saving initiatives and the impact of the Renco acquisition, offset by inflationary material cost increases and $0.6 million of purchase accounting expenses.

In fiscal fourth quarter 2021, we expect a moderate sequential increase in revenue and slight operating margin improvement compared to fiscal third quarter 2021 due to broad based end market recovery, including further growth for relays in solar and electronic vehicle applications.

Engraving Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2021	2020	Change	2021	2020	Change
Net sales	$36,026	$35,431	1.7%	$110,377	$112,118	(1.6%)
Income from operations	4,510	4,472	0.8%	16,884	17,925	(5.8%)
Operating income margin	12.5%	12.6%		15.3%	16.0%

Net sales in the third quarter of fiscal year 2021 increased by $0.6 million, or 1.7%, when compared to the prior year quarter. Organic sales declined by $1.3 million, or 3.5%, as a result of the timing of automotive projects in the U.S.  Organic declines were offset by foreign exchange impacts of $1.9 million, or 5.2%.

Income from operations for the third quarter of fiscal year 2021 remained essentially flat, when compared to the prior year quarter.  Operating income improved during the quarter as ongoing productivity and expense savings initiatives more than offset the impact of less favorable project mix.

Net sales for the nine months ended March 31, 2021 decreased by $1.7 million, or 1.6%, when compared to the prior year period. Organic sales declined by $5.8 million, or 5.2%, as a result of the regional timing of automotive projects and were partially offset by foreign exchange impacts of $4.1 million, or 3.6%, for the period.

Income from operations for the nine months ended March 31, 2021 decreased by $1.0 million, or 5.8%, when compared to the prior year period. The decrease was primarily a result of organic sales declines for the year, partially offset by favorable foreign exchange impacts.

Sequentially during the fourth quarter, we expect a slight revenue and more significant operating margin increase reflecting favorable geographic mix, project timing and global demand increases for our soft trim product offering.

Scientific

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2021	2020	Change	2021	2020	Change
Net sales	$24,221	$14,670	65.1%	$58,777	$44,834	31.1%
Income from operations	5,803	3,204	81.1%	14,113	10,965	28.7%
Operating income margin	24.0%	21.8%		24.0%	24.5%

Net sales in the third quarter of fiscal year 2021 increased by $9.6 million, or 65.1%, compared to the prior year quarter.  The net sales increase reflects overall growth in end markets including pharmaceutical channels, clinical laboratories, and academic institutions, partially in response to customer needs for cold storage surrounding COVID-19 vaccine distribution.

Income from operations in the third quarter of fiscal year 2021 increased $2.6 million, or 81.1%, when compared to the prior year quarter reflecting revenue growth partially offset by R&D reinvestments in the business to take advantage of identified future growth opportunities.

Net sales for the nine months ended March 31, 2021 increased by $13.9 million, or 31.1%, compared to the prior year period. The net sales increase reflects overall growth in end markets including pharmaceutical channels, clinical laboratories, and academic institutions.

Income from operations for the nine months ended March 31, 2021 increased $3.1 million, or 28.7%, when compared to the prior year reflecting revenue growth, partially offset by reinvestments in the business for future growth opportunities.

In fiscal fourth quarter 2021, we expect a moderate sequential decrease in revenue and margin reflecting lower demand for COVID-19 vaccine storage and higher freight costs.

Engineering Technologies Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2021	2020	Change	2021	2020	Change
Net sales	$19,951	$26,730	(25.4%)	$55,091	$77,869	(29.3%)
Income from operations	1,245	3,098	(59.8%)	3,076	9,879	(68.9%)
Operating income margin	6.2%	11.6%		5.6%	12.7%

Net sales in the third quarter of fiscal year 2021 decreased by $6.8 million, or 25.4%, compared to the prior year quarter. The decline was primarily due to the impact of COVID-19 on the commercial aviation segment, especially engine parts manufacturing, and project timing in the space and energy segments.  These declines were partially offset by higher sales in the defense segment.

Net sales for the nine months ended March 31, 2021 decreased by $22.8 million, or 29.3%, compared to the prior year period. The decline was primarily due to the impact of COVID-19 on the commercial aviation segment, especially engine parts manufacturing. Energy market sales declined due to project timing and were slightly offset by higher sales in the defense segment.

Operating income declines in the third quarter and for the nine months ended March 31, 2021 compared to prior year periods were primarily due to lower volume in the commercial aviation segment along with project timing in the space and energy markets. These declines were partially offset by higher defense segment sales and productivity actions and cost savings measures enacted in response to the reduced volume levels.

Sequentially during the fourth quarter of fiscal 2021, we expect revenue, after accounting for the impact of the Enginetics sale, to be similar to the prior quarter with strength in commercial aviation, defense and space markets. Operating margin is expected to increase significantly sequentially due to a continued broad-based end market recovery and favorable mix complemented by ongoing productivity initiatives.

Specialty

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2021	2020	Change	2021	2020	Change
Net sales	$26,933	$30,574	(11.9%)	$75,028	$89,808	(16.5%)
Income from operations	4,251	4,879	(12.9%)	11,368	14,867	(23.5%)
Operating income margin	15.8%	16.0%		15.2%	16.6%

Net sales for the third quarter of fiscal year 2021 decreased $3.6 million or 11.9% when compared to the prior year quarter. Organic sales declined $3.7 million, or 12.1%, partially offset by positive foreign exchange impacts. Decreased sales volume is primarily due to the impact of the COVID-19 pandemic, which created market downturns in the beverage and food service display merchandising markets.

Income from operations decreased $0.6 million or 12.9% in the third quarter of fiscal 2021 when compared to the prior year quarter primarily as a result of reduced sales volume in the beverage and food service markets and increased raw material costs in the OEM equipment market, partially offset by productivity and cost out actions.

Net sales for the nine months ended March 31, 2021 decreased $14.8 million or 16.5% when compared to the prior year period. Organic sales declined $15.2 million, or 16.9%, partially offset by positive foreign exchange impacts of $0.4 million, or 0.4%. Decreased sales volume is primarily due to the impact of the COVID-19 pandemic, which created market downturns in the beverage, food service, and OEM equipment markets.

Income from operations decreased $3.5 million or 23.5% for the nine months ended March 31, 2021 when compared to the prior year period. The decrease during the period is primarily due to reduced sales volume in each of our businesses and increased raw material costs in the OEM equipment market, partially offset by productivity and cost out actions.

On a sequential basis, we expect fiscal fourth quarter 2021 revenue to increase slightly due to an expected recovery in the beverage and food service markets, and strength in the OEM (primarily refuse) equipment market. Operating income is expected to slightly decrease sequentially reflecting material inflation which the Company is seeking to recover through pricing actions.

Corporate and Other

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2021	2020	Change	2021	2020	Change
Income (loss) from operations:
Corporate	$(7,162)	$(6,048)	18.4%	$(21,607)	$(22,688)	(4.8%)
Loss on sale of business	(14,624)	-		(14,624)	-
Acquisition-related costs	(255)	(120)	112.5%	(850)	(1,650)	(48.5%)
Restructuring	(482)	(593)	(19%)	(2,478)	(2,792)	(11.2%)

Corporate expenses in the third quarter of fiscal year 2021 increased by 18.4% when compared to the prior year quarter. Corporate expenses in the nine months ended March 31, 2021 decreased by 4.8%, when compared to the prior year. The corporate expense increase primarily reflects general wage inflation and incentive compensation in the three months ended March 31, 2021 compared to the prior year quarter as prior year results reflected performance measurement declines associated with the onset of the pandemic. The full year corporate expense decrease primarily reflects reductions in incentive compensation, management transition costs, and other headcount and cost saving reductions in the nine months ended March 31, 2021 compared to the prior year.

The restructuring and acquisition-related costs have been discussed above in the Company Overview.

Discontinued Operations

In pursuing our business strategy, the Company may divest certain businesses.  Future divestitures may be classified as discontinued operations based on their strategic significance to the Company. Results of the Refrigerated Solutions Group in current and prior periods have been classified as discontinued operations in the Consolidated Financial Statements and excluded from the results from continuing operations.  Activity related to discontinued operations is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net Sales	$-	$31,565	$-	$108,918

Profit (loss) Before Taxes	$(339)	$(22,422)	$(2,011)	$(19,891)
Benefit (Provision) for Taxes	8	4,047	423	3,329
Net income (loss) from Discontinued Operations	$(331)	$(18,375)	$(1,588)	$(16,562)

Liquidity and Capital Resources

At March 31, 2021, our total cash balance was $118.0 million, of which $81.6 million was held by foreign subsidiaries.  During the third quarter and in the first nine months of fiscal year 2021, we repatriated $5.8 million and $30.8 million, respectively, to the United States from our foreign subsidiaries. We expect to repatriate an additional $6.5 million during fiscal year 2021, however, the amount and timing of cash repatriation during the fiscal year will be dependent upon each business unit’s operational needs including requirements to fund working capital, capital expenditure, and jurisdictional tax payments. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Net cash provided by continuing operating activities for the nine months ended March 31, 2021, was $49.3 million compared to net cash provided by continuing operating activities of $29.5 million in the prior year.  We generated $68.7 million from income statement activities and used $11.4 million of cash to fund working capital and other balance sheet increases.  Cash flow used in investing activities for the nine months ended March 31, 2021 totaled $32.8 million and primarily consisted of $27.4 million for the acquisition of Renco and $15.6 million used for capital expenditure offset by $11.7 million proceeds from the sale of the Enginetics business. Cash used by financing activities for the nine months ended March 31, 2021 was $23.6 million and consisted primarily of stock repurchases of $16.2 million and cash paid for dividends of $8.5 million.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of March 31, 2021, the Company used $6.0 million against the letter of credit sub-facility and had the ability to borrow $209.2 million under the facility based on our current trailing twelve-month EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to the lower of $20.0 million or 10% of EBITDA.  The facility also allows for unlimited non-cash charges including purchase accounting and goodwill adjustments.  At March 31, 2021, the Company’s Interest Coverage Ratio was 11.4:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period.  At March 31, 2021, the Company’s Leverage Ratio was 1.44:1.

As of March 31, 2021, we had borrowings under our facility of $200.0 million. In order to manage our interest rate exposure on these borrowings, we are party to $200.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average fixed rate of 1.27%.  The effective rate of interest for our outstanding borrowings, including the impact of the interest rate swaps, was 2.62%.

In connection with the acquisition of Renco, we assumed $0.7 million of debt under the Paycheck Protection Program, within the United States Coronavirus Aid, Relief, and Economic Security (“CARES”) Act . These borrowings mature in April of 2022.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect fiscal year 2021 capital spending to be between $22.0 and $25.0 million which includes amounts not spent in fiscal year 2020.  We also expect that depreciation and amortization expense will be between $20.0 and $22.0 million and $11.5 and $12.5 million, respectively.

The following table sets forth our capitalization:

(In thousands)	March 31, 2021	June 30, 2020
Long-term debt	$200,117	$199,150
Less cash and cash equivalents	(118,040)	(118,809)
Net debt	82,077	80,341
Stockholders' equity	482,653	461,632
Total capitalization	$564,730	$541,973

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $204.4 million at March 31, 2021, as compared to $194.8 million at the most recent measurement date, which occurred as of June 30, 2020.  The next measurement date to determine plan assets and benefit obligations will be on June 30, 2021.

The Company expects to pay $0.4 million in contributions to its defined benefit plans during the remainder of fiscal year 2021. Contributions of $3.1 million and $8.0 million were made during the three and nine months ended March 31, 2021 compared to $1.5 million and $3.5 million during the three and nine months ended March 31, 2020, respectively.  We are not required to make any further contributions to our U.S. defined benefit plan during 2021.  The Company expects to make contributions during fiscal year 2021 of $0.1 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively.  Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for four retired executives.  Current executives and new hires are not eligible for this program.  At March 31, 2021, the underlying policies had a cash surrender value of $9.1 million and are reported net of loans of $19.1 million for which we have the legal right of offset, these amounts are reported net on our balance sheet.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as loan payments, customer remittances, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At March 31, 2021 the fair value, in the aggregate, of the Company’s open foreign exchange contracts was a liability of $1.3 million.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at March 31, 2021, would not result in a material change in our operations, financial position, or cash flows.  We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate Risk

The Company’s effective interest rate on borrowings was 2.62% at March 31, 2021.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings and is mitigated by our use of interest rate swap agreements to modify our exposure to interest rate movements.  At March 31, 2021, we have $200.0 million of active floating to fixed rate swaps with terms ranging from one to four years.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.27%.  At March 31, 2021 the fair value, in the aggregate, of the Company’s interest rate swaps were liabilities of $3.2 million. A 25-basis point increase in interest rates would not change our annual interest expense as all of our outstanding debt is currently converted to fixed rate debts by means of interest rate swaps.

Concentration of Credit Risk

We have a diversified customer base. As such, the risk associated with concentration of credit risk is inherently minimized. As of March 31, 2021, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.     CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. As discussed in Note 2 to the consolidated financial statements contained in this Report, the Company acquired all of the outstanding stock of Renco Electronics during fiscal year 2021. This acquisition represents approximately 3.8% of the Company's consolidated continuing operations revenue for the three and nine months ended March 31, 2021, respectively, and approximately 2.6% of the Company's consolidated assets at March 31, 2021. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2021 excludes any evaluation of the internal control over financial reporting of Renco Electronics.

There was no change in the Company's internal control over financial reporting during the quarterly period ended March 31, 2021 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities(1)
Quarter Ended March 31, 2021

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - January 31, 2021	87	$85.00	87	$35,643

February 1 - February 28, 2021	93,233	$92.08	93,233	27,058

March 1 - March 31, 2021	195	$103.06	195	27,038

Total	93,515	$92.10	93,515	$27,038

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

STANDEX INTERNATIONAL CORPORATION

Date:	May 7, 2021	/s/ ADEMIR SARCEVIC
Ademir Sarcevic
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	May 7, 2021	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Vice President/Chief Accounting Officer/Assistant Treasurer