Form 10-K
period 2021-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2021-08-13
CIK 310354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
☑ ANNUAL REPORT Pursuant to Section 13 or 15(d)
OF the Securities Exchange Act of 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021	Commission File Number 001-07233

STANDEX INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its Charter)

Delaware	31-0596149
(State of incorporation)	(I.R.S. Employer Identification No.)

23 KEEWAYDIN DRIVE, Salem, New Hampshire	03079
(Address of principal executive offices)	(Zip Code)

(603) 893-9701
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, Par Value $1.50 Per Share	SXI	New York Stock Exchange

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  YES ☒     NO ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES ☐     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at the close of business on December 31, 2020 was approximately $943,603,539. Registrant’s closing price as reported on the New York Stock Exchange for December 31, 2020 was $77.52 per share.

The number of shares of Registrant's Common Stock outstanding on August 10, 2021 was 12,212,276.

Documents incorporated by reference

Portions of the Proxy Statement for the Registrant’s 2021 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report.

Forward Looking Statement

Statements contained in this Annual Report on Form 10-K that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company’s business and the results of its operations and that may cause the actual results of operations in future periods to differ materially from those currently expected or anticipated. These factors include, but are not limited to: the impact of pandemics such as the current coronavirus on employees, our supply chain, and the demand for our products and services around the world; materially adverse or unanticipated legal judgments, fines, penalties or settlements; conditions in the financial and banking markets, including fluctuations in exchange rates and the inability to repatriate foreign cash; domestic and international economic conditions, including the impact, length and degree of economic downturns on the customers and markets we serve and more specifically conditions in the automotive, construction, aerospace, defense, transportation, food service equipment, consumer appliance, energy, oil and gas and general industrial markets; lower-cost competition; the relative mix of products which impact margins and operating efficiencies in certain of our businesses; the impact of higher raw material and component costs, particularly steel, certain materials used in electronics parts, petroleum based products, and refrigeration components; the impact of higher transportation and logistics costs, especially with respect to transportation of goods from Asia; an inability to realize the expected cost savings from restructuring activities including effective completion of plant consolidations, cost reduction efforts including procurement savings and productivity enhancements, capital management improvements, strategic capital expenditures, and the implementation of lean enterprise manufacturing techniques; the potential for losses associated with the exit from or divestiture of businesses that are no longer strategic or no longer meet our growth and return expectations; the inability to achieve the savings expected from global sourcing of raw materials and diversification efforts in emerging markets; the impact on cost structure and on economic conditions as a result of actual and threatened increases in trade tariffs; the inability to attain expected benefits from acquisitions and the inability to effectively consummate and integrate such acquisitions and achieve synergies envisioned by the Company; market acceptance of our products; our ability to design, introduce and sell new products and related product components; the ability to redesign certain of our products to continue meeting evolving regulatory requirements; the impact of delays initiated by our customers; and our ability to increase manufacturing production to meet demand; and potential changes to future pension funding requirements. In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

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

Unless otherwise noted, references to years are to fiscal years. Currently our fiscal year end is June 30.  For further clarity, our fiscal year 2021 includes the twelve-month period from July 1, 2020 to June 30, 2021.

We are a diversified industrial manufacturer with leading positions in a variety of products and services that are used in diverse commercial and industrial markets. We have seven operating segments aggregated into five reportable segments: Electronics, Engraving, Scientific, Engineering Technologies, and Specialty Solutions. Three operating segments are aggregated into Specialty Solutions. Our segments differentiate themselves by collaborating with our customers in order to develop and deliver custom solutions or engineered components that solve problems for our customers or otherwise meet their needs (a business model we refer to as “Customer Intimacy”).

Our long-term strategy is to enhance shareholder value by building larger, more profitable focused industrial platforms through our Standex Value Creation System that assists management in meeting specific corporate and business unit financial and strategic performance goals in order to create, improve, and enhance shareholder value. In so doing, we expect to focus our financial assets and managerial resources on our higher growth and operating margin businesses while considering divestiture of those businesses that we feel are not strategic or do not meet our growth and return expectations.

The Standex Value Creation System is a methodology which provides standard work and consistent tools used throughout the Company in order to achieve our organization’s goals. The Standex Value Creation System employs four components: Balanced Performance Plan, Growth Disciplines, Operational Excellence, and Talent Management. The Balanced Performance Plan process aligns annual goals throughout the Company and provides a standard reporting, management and review process.  It is focused on setting, tracking and reviewing annual and quarterly targets that support our short and long-term goals.  The Growth Disciplines use a standard playbook of tools and processes including market maps, market tests and growth laneways to identify, explore and execute on opportunities that expand the business organically and through acquisitions.  Operational Excellence also employs a standard playbook of tools and processes, based on LEAN, to improve operating execution (effectiveness), eliminate waste (efficiency) and thereby improve profitability, cash flow and customer satisfaction.  Finally, Talent Management is an organizational development process that provides recruitment, training, development, and succession planning for employees throughout our worldwide organization.  Through the use of our Standex Value Creation System, we have developed a balanced approach to value creation.  We intend to continue investing acquisition capital in high margin and growth businesses, and we will continue to support all of our businesses as they enhance value through deployment of the Standex Valuation Creation System.

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

Our objective to grow larger and more profitable business platforms also relies upon Operational Excellence, which drives continuous improvement and thereby margin expansion of our businesses. We recognize that our businesses are competing in a global economy that requires us to improve our competitive position, and we continue to deploy these capabilities to drive improvements in the cost structure of our businesses. These efforts include but are not limited to the application of LEAN, the use of low cost manufacturing facilities in countries such as Mexico, China, and India, the consolidation of manufacturing facilities to achieve economies of scale and leveraging of fixed infrastructure costs, the use of alternate sourcing to achieve procurement cost reductions, and the investment of capital to increase productivity in both the shop floor and back-office.

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

Markets and Applications

Our diverse and highly engineered products and solutions and vertically integrated manufacturing capabilities are vital to an array of markets and provide safe and efficient power transformation, current monitoring, and isolation, as well as sensors and relays to monitor systems for function and safety. The end-user of our engineered solution is typically an original equipment manufacturer (“OEM”) or industrial equipment manufacturer. End-user markets include, but are not limited to, smart-grid, alternative energy, appliances, HVAC, security, military, medical, aerospace, test and measurement, power distribution, transportation and general industrial applications.

Brands

Business unit names are Standex Electronics, Standex-Meder Electronics, Renco Electronics, Northlake Engineering, Agile Magnetics, Standex Electronics Japan, and the MEDER, KENT, and KOFU reed switch brands.

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

In addition to the Mold Tech brand, Engraving companies and brands also include:

●	Piazza Rosa and World Client Services which both offer laser engraving and tool finishing in Europe and Mexico.
●	Tenibac-Graphion which provides additional texturizing and prototyping capabilities in North America and China.
●	GS Engineering which employs advanced processes and technology to rapidly produce molds for the creation of soft-touch surfaces.
●

Innovent, located in North America and Europe, which is a specialized supplier of tools and machines used to produce diapers and products that contain absorbent materials between layers of non-woven fabric.

Products and Services

Texturing is achieved with either a laser or a chemical etching technique.

●	Laser Engraving offers superior features, such as multiple gloss levels, the elimination of paint and optimized scratch performance, and sharp definition for precise geometric patterns.
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

Customers

The Engraving business has become the global leader providing these products and services by offering a full range of services to automotive OEM’s, product designers, Tier 1 suppliers and toolmakers all around the world.

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

Engineering Technologies

The Engineering Technologies Group is a provider of innovative, metal-formed solutions for OEM and Tier 1 manufacturers for their advanced engineering designs.

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

Our segment is comprised of our Spincraft businesses with locations in Billerica, MA, New Berlin, WI, and Newcastle upon Tyne in the U.K.

Brands

This business unit’s brand name is Spincraft.

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

Procon custom fluid pump solutions are sold into the global carbonation, coffee, and beer chilling beverage markets as well as reverse osmosis water treatment, medical, welding, and industrial ink-jet printer markets.

Industries that utilize Custom Hoists' single and double acting telescopic and piston rod hydraulic cylinders include construction equipment, refuse, airline support, mining, oil and gas, and other material handling applications.  We also sell specialty pneumatic cylinders and promote complete wet line kits, which are complete hydraulic systems that include a pump, valves, hoses and fittings.  Our products are utilized by OEMs on vehicles such as dump trucks, dump trailers, bottom dumps, garbage trucks (both recycling and rear loader), container roll off vehicles, hook lift trucks, liquid waste handlers, vacuum trucks, compactors, balers, airport catering vehicles, container handling equipment for airlines, lift trucks, yard tractors, and underground mining vehicles.

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

International Operations

International operations are conducted at 41 locations, in Europe, Canada, China, Japan, India, Southeast Asia, Korea, Mexico, Brazil, and South Africa. See the Notes to Consolidated Financial Statements for international operations financial data. Our net sales from continuing international operations increased from 40% in 2020 to 41% in 2021. International operations are subject to certain inherent risks in connection with the conduct of business in foreign countries including, exchange controls, price controls, limitations on participation in local enterprises, nationalizations, expropriation and other governmental action, restrictions of repatriation of earnings, and changes in currency exchange rates.

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

Financial Information about Geographic Areas

Information regarding revenues from external customers attributed to the United States, all foreign countries and any individual foreign country, if material, is contained in the Notes to Consolidated Financial Statements, “Revenue from Contracts with Customers.”

Number of Employees

As of June 30, 2021, we employ approximately 3,900 employees of which approximately 1,200 are in the United States. About 200 of our U.S. employees are represented by unions. Approximately 43% of our production workforce is situated in low-cost manufacturing regions such as Mexico and portions of Asia.

Executive Officers of Standex

The executive officers of the Company as of June 30, 2021 are as follows:

Name	Age	Principal Occupation During the Past Five Years

David Dunbar	59	President and Chief Executive Officer of the Company since January 2014.

Ademir Sarcevic	46

Vice President and Chief Financial Officer of the Company since September 2019. Various positions over the years at Pentair plc from 2012 to September 2019 with increasing responsibility ending as Senior Vice President and Chief Accounting Officer.

Alan J. Glass	57	Vice President, Chief Legal Officer and Secretary of the Company since April 2016.

Sean Valashinas	50	Vice President, Chief Accounting Officer and Assistant Treasurer of the Company since October 2007.

Paul Burns	48	Vice President of Strategy and Business Development since July 2015.

Annemarie Bell	57	Vice President, Chief Human Resources Officer since July 2021, Vice President of Human Resources since June 2019, Interim Vice President of Human Resources from October 2018 through June 2019; Vice President of Human Resources for four of Standex business units from October 2015 through October 2018

James Hooven	50	Vice President of Operations and Supply Chain since February 2020, Integration Leader and Senior Vice President of Operations for Hillenbrand Inc. from June 2017 to February 2020, several management roles with Steel Partners Holdings from September 2011 to June 2017 including GM Industrial/Commercial Products from July 2015 to June 2017.

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

Our business and operations, and the operations of our suppliers, business partners and customers, have been, and are expected to continue to be adversely affected by the ongoing Coronavirus (or COVID-19) pandemic which is impacting worldwide economic activity including in many countries or localities in which we operate, sell, or purchase good and services. There can be no assurance that COVID-19 will not impact our business generally as a result of the virus’ potential impact on delays in supply chain, production and/or purchases from our customers and timely payment from any customers who may be experiencing liquidity issues due to the pandemic. Due to the spread of COVID-19, we have modified our business practices, including employee travel restrictions, employee work locations, and cancellation of physical participation in non-critical meetings, events and conferences pursuant to applicable government guidelines. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19, which could adversely impact our ability to perform critical functions, such as the research and development of new products, the manufacture of our products, and the distribution and sale of our products. Moreover, while each of our operations has prepared business continuity plans to address COVID-19 concerns, in an effort to ensure that we are protecting our employees, continuing to operate our business and service our customers’ needs, there is no guarantee that such plans will anticipate or fully mitigate the various impacts the pandemic may have, much of which is still uncertain.  While it is not possible at this time to estimate the scope and severity of the impact that  COVID-19  will have on our operations, the continued spread of  COVID-19, the measures taken by the governments of countries affected, actions taken to protect employees, actions taken to shut down or temporarily discontinue operations in certain locations, and the impact of the pandemic on various business activities in affected countries and the economy generally, could adversely affect our financial condition, results of operations and cash flows. The ultimate extent to which  COVID-19 impacts our business will depend on the severity, location and duration of the spread of  COVID-19, the actions undertaken by local and world governments and health officials to contain the virus or treat its effects, and the success of ongoing efforts distribute vaccines.

A deterioration in the domestic and international economic environment, whether by way of recessionary or inflationary conditions, could adversely affect our operating results, cash flow and financial condition.

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

Inflationary economic conditions could adversely impact our cost of labor and the cost of materials and services we procure. We may be unable to increase our own prices sufficiently to offset such cost increases, and, to the extent that we are able to do so, we may not be able to maintain existing operating margins and profitability. Additionally, competitors operating in regions with less inflationary pressure may be able to compete more effectively which could further impact our ability to increase prices and/or result in lost sales.

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

We operate in 41 locations outside of the United States in Europe, Canada, China, Japan, India, Singapore, Korea, Mexico, Brazil, Turkey, Malaysia, and South Africa. If we are unable to successfully manage the risks inherent to the operation and expansion of our global businesses, those risks could have a material adverse effect on our results of operations, cash flow or financial condition. These international business risks include:

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

We focus on improving profitability through LEAN enterprise, low-cost sourcing and manufacturing initiatives, improving working capital management, developing new and enhanced products, consolidating factories where appropriate, automating manufacturing processes, diversification efforts and completing acquisitions which deliver synergies to stimulate sales and growth. If we are unable to successfully execute these programs, such failure could adversely affect our operating profits and cash flows. In addition, actions we may take to consolidate manufacturing operations to achieve cost savings or adjust to market developments may result in restructuring charges that adversely affect our profits.

Violation of anti-bribery or similar laws by our employees, business partners or agents could result in fines, penalties, damage to our reputation or other adverse consequences.

We cannot assure that our internal controls, code of conduct and training of our employees will provide complete protection from reckless or criminal acts of our employees, business partners or agents that might violate United States or international laws relating to anti-bribery or similar topics. A violation of these laws could subject us to civil or criminal investigations that could result in substantial civil or criminal fines and penalties, and which could damage our reputation.

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

Increased prices or significant shortages of the commodities that we use in our businesses could result in lower net sales, profits and cash flows

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

As part of our low-cost country sourcing strategy, we (i) maintain manufacturing facilities in China and (ii) import certain components and finished goods from our own facilities and third-party suppliers in China. Many of the components and finished goods we import from China are subject to tariffs enacted by the United States government. While we attempt to pass on these additional costs to our customers, competitive factors (including competitors who import from other countries not subject to such tariffs) may limit our ability to sustain price increases and, as a result, may adversely impact our net sales, profits and cash flows. The maintenance of such tariffs over the long-term also could impair the value of our investments in our Chinese operations. In addition, the imposition of tariffs may influence the sourcing habits of certain end users of our products and services which, in turn, could have a direct impact on the requirements of our direct customers for our products and services. Such an impact could adversely affect our net sales, profits and cash flows.

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

Our results could be adversely affected by natural disasters, political crises, labor unrest or other catastrophic events.

Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, and other adverse weather and climate conditions; political crises, such as terrorist attacks, war, labor unrest, and other political instability; or other catastrophic events, such as disasters occurring at our suppliers' manufacturing facilities, whether occurring in the United States or internationally, could disrupt our operations or the operations of one or more of our suppliers. Certain of our key manufacturing facilities are located in geographic areas with a higher than nominal risk of earthquake and flood (such as Japan) and others are in areas of higher than nominal political risk (such as China). The labor workforces in four of our U.S. facilities belong to unions and a strike, slowdown or other concerted effort could adversely impact production at the affected facility. To the extent any of these events occur, our operations and financial results could be adversely affected.

We depend on our key personnel and the development of high potential employees; the loss of their services may adversely affect our business.

We believe that our success depends on our ability to hire new talent, develop existing talent and the continued employment of our senior management team and other key personnel. If one or more members of our senior management team or other key personnel were unable or unwilling to continue in their present positions, our business could be seriously harmed. In addition, if any of our key personnel joins a competitor or forms a competing company, some of our customers might choose to use the services of that competitor or those of a new company instead of our own. Other companies seeking to develop capabilities and products or services similar to ours may hire away some of our key personnel. If we are unable to maintain and develop our key personnel and attract new employees, the execution of our business strategy may be hindered and our growth limited.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We operate a total of 61 facilities including manufacturing plants, service centers, and warehouses located throughout the United States, Europe, Canada, Southeast Asia, Korea, Japan, China, India, Brazil, South Africa, and Mexico. The Company owns 20 of the facilities and the others are leased. For the year ended June 30, 2021, the approximate building space utilized by each segment is as follows:

		Area in Square Feet (in thousands)
Segment	Number of Locations	Leased	Owned	Total
Asia Pacific	3	96	29	125
EMEA(1)	3	34	66	100
Other Americas	1	-	56	56
United States	5	112	89	201
Electronics	12	242	240	482

Asia Pacific	13	355	-	355
EMEA(1)	14	417	57	474
Other Americas	4	88	-	88
United States	7	142	135	277
Engraving	38	1,002	192	1,194

United States	1	184	-	184
Scientific	1	184	-	184

EMEA(1)	1	80	-	80
United States	2	107	171	278
Engineering Technologies	3	187	171	358

Asia Pacific	1	76	-	76
EMEA(1)	1	16	-	16
United States	4	32	198	230
Specialty Solutions	6	124	198	322

United States	1	17	-	17
Corporate & Other	1	17	-	17
Total	61	1,756	801	2,557

(1) EMEA consists of Europe, Middle East and S. Africa.

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

Not Applicable

PART II

Item 5. Market for Standex Common Stock

Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market in which the Common Stock of Standex is traded is the New York Stock Exchange under the ticker symbol “SXI”. The approximate number of stockholders of record on July 31, 2021 was 1,310.

Additional information regarding our equity compensation plans is presented in the Notes to Consolidated Financial Statements under the caption “Stock-Based Compensation and Purchase Plans” and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities (1)
Quarter Ended June 30, 2021
Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2021	-	$-	-	$-
May 1 - May 31, 2021	49,741	100.44	49,466	22,068
June 1 - June 30, 2021	-	-	-	-
TOTAL	49,741	$100.44	49,466	22,068

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

The following graph compares the cumulative total stockholder return on the Company’s Common Stock as of the end of each of the last five fiscal years, with the cumulative total stockholder return on the Standard & Poor’s Small Cap 600 (Industrial Segment) Index and on the Russell 2000 Index, assuming an investment of $100 in each at their closing prices on June 30, 2016 and the reinvestment of all dividends.

Item 6. Selected Consolidated Financial Data

Not Applicable

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a diversified industrial manufacturer with leading positions in a variety of products and services that are used in diverse commercial and industrial markets. We have seven operating segments that aggregate to five reportable segments. Please refer to Item 1. Business, above, for additional information regarding our segment structure and management strategy.

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

As part of our ongoing strategy:

o

In the third quarter of fiscal year 2021, we divested Enginetics Corporation (“Enginetics”) our jet engine components business reported within our Engineering Technologies segment, to Enjet Aero, LLC, a privately held aerospace engine component manufacturing company. This divestiture allows us to focus on the higher growth and margin opportunities of our core spin forming solutions business that serves the space, commercial aviation and defense end markets.  We received $11.7 million cash consideration and recorded a pre-tax loss on the sale of $14.6 million in the Consolidated Financial Statements including a goodwill impairment charge of $7.6 million, assigned to the entirety of the Engineering Technologies segment, and a $5.4 million write-down of intangible assets.

o

During the first quarter of fiscal year 2021, we acquired Renco Electronics, a designer and manufacturer of customized standard magnetics components and products including transformers, inductors, chokes and coils for power and RF applications.  Renco’s end markets and customer base in areas such as consumer and industrial applications are highly complementary to our existing business with the potential to further expand key account relationships and capitalize on cross selling opportunities between the two companies.  Renco operates one manufacturing facility in Florida and is supported by contract manufacturers in Asia.  Renco’s results are reported within our Electronics segment beginning in fiscal year 2021.

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

	Year Ended June 30, 2020			Year Ended June 30, 2019
	Continuing			Continuing
	Ops Prior	Divested	Restated	Ops Prior	Divested	Restated
	to Divested	RSG	Continuing	to Divested	RSG	Continuing
$000’s	RSG	Businesses	Ops	RSG	Businesses	Ops
Net Sales	$719,606	$115,071	$604,535	$791,579	$151,648	$639,931
Operating Income/(Loss)	39,543	(20,985)	60,528	-	-	-
Asset Impairment Charge	(20,278)	(20,278)	-	-	-	-
Operating Income/(Loss) without impairment charge	59,821	(707)	60,528	78,117	(1,359)	79,476
%	8.3%	(0.6)%	10.0%	9.9%	(0.9)%	12.4%

o

During the first quarter of 2019, we decided to divest our Cooking Solutions Group, which consisted of three operating segments, Associated American Industries, BKI, and Ultrafryer, along with a minority interest investment.  We completed this divestiture during the third quarter of 2019 and received proceeds for the sale on the first day of the fourth quarter of 2019.  In connection with the divestiture efforts, we also sold our minority interest in a European oven manufacturer back to the majority owners.  Results of the Cooking Solutions Group in current and prior periods have been classified as discontinued operations in the Consolidated Financial Statements.

o

In the fourth quarter of 2019, we acquired Ohio-based Genius Solutions Engineering Company (d/b/a GS Engineering), a provider of specialized “soft surface” skin texturized tooling, primarily serving the automotive end market. GS Engineering brought us critical proprietary technologies that offer significant advantages in creating tools for “soft surface” components which are used increasingly in vehicle interiors. The tooling for soft surface products offered by GS is highly complementary to our industry-leading capabilities in texturing molds and tools used to create “hard surface” components. This technology also complements and enabled us to improve our existing nickel shell technology that produces soft surface tooling. GS operates one facility in Ohio and its results are reported within our Engraving segment.

o

In September 2018, fiscal year 2019, we acquired New Hampshire-based Regional Mfg. Specialists, Inc. (now a part of Standex Electronics Magnetics, Inc and operated under the name Agile Magnetics), a provider of high-reliability magnetics.  The addition of Agile Magnetics is an important step forward in building out the high reliability magnetics business of Standex Electronics. As a result of this combination, we have broadened our exposure to several attractive end-markets and added a valuable manufacturing and sales base in the northeast. Additionally, we can now offer complementary products from Standex’s broader portfolio to Agile’s customer base.  Agile Magnetics products include transformers, inductors and coils for mission critical applications for blue chip OEMs in the semiconductor, military, aerospace, healthcare, and industrial markets. Agile operates one manufacturing facility in New Hampshire and its results are reported within our Electronics segment.

o

In August 2018, fiscal year 2019, we acquired Michigan-based Tenibac-Graphion, Inc., a provider of chemical and laser texturing services.  The combination of Tenibac and Standex Engraving expanded services available to customers, increased responsiveness to customer demands, and drove innovative approaches to solving customer needs.  The combined customer base now has access to the full line of mold and tool services, such as the Architecture design consultancy, chemical and laser engraving, tool finishing, and tool enhancements.  Tenibac serves automotive, packaging, medical and consumer products customers, and operates three facilities, two in Michigan and one in China. The Tenibac results are reported within our Engraving segment.

As a result of these portfolio moves, we have transformed Standex to a company with a more focused group of businesses selling customized solutions to high value end markets via a compelling customer value proposition.  The narrowing of the portfolio allows for greater management focus on driving operational disciplines and positions us well to benefit from an economic rebound associated with the end of the COVID-19 crisis and to use our cash flow from operations to invest selectively in our ongoing pipeline of organic and inorganic opportunities.

We develop “Customer Intimacy” by utilizing the Standex Growth Disciplines to partner with our customers in order to develop and deliver custom solutions.  By partnering with our customers during long-term product development cycles, we become an extension of their development teams.  Through this Partner, Solve, Deliver® approach, we are able to secure our position as a preferred long-term solution provider for our products and components.  This strategy results in increased sales and operating margins that enhance shareholder returns.

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

Impact of COVID-19 Pandemic on the Company

Given the global nature of our business and the number of our facilities worldwide, we continue to be impacted globally by COVID-19 related issues. We have taken effective action around the world to protect our health and safety, continue to serve our customers, support our communities and manage our cash flows.  Our priority was and remains the health and safety of all of our employees.  Each of our facilities is following safe practices as defined in their local jurisdictions as well as sharing experiences and innovative ways of overcoming challenges brought on by the crisis during updates with global site leaders.  We are rigorously following health protocols in our plants, including changing work cell configurations and revising shift schedules when appropriate, in order to do our best to maintain operations.  During the end of fiscal year 2020 and the beginning of fiscal year 2021, we experienced revenue losses in many of our businesses due to the impact that the pandemic has had on our customers. Conversely, public and private sector responses to COVID-19 vaccine distribution, especially in the United States, have also resulted in increased sales of scientific refrigeration equipment to customers within our Scientific reporting segment.

Given the impact that the pandemic created on our backlog and incoming order rate, we took immediate actions in the end of fiscal year 2020 to identify and implement cost savings and restructuring actions within each of our operating units as well as our corporate headquarters.  Actions identified included reducing outside discretionary spend, the natural elimination of travel and trade show expenses that were a result of COVID-19 related curtailments, implementation of rolling furloughs in several businesses where appropriate, and the elimination of certain salaried and hourly positions. The costs, including restructuring charges, for many of these items occurred in our fourth quarter of fiscal year 2020.

We exited the fourth quarter of 2021 with $136.4 million in cash and $200.0 million of borrowings under our revolving credit facility.  Our leverage ratio covenant, as defined in our revolving credit agreement, was 1.31 to 1 and allowed us the capacity to borrow an additional $245.2 million at June 30, 2021.  We believe that we have sufficient liquidity around the world and access to financing to execute on our short and long-term strategic plans.

Finally, we continue to monitor our ability to participate in any governmental assistance programs available to us in each of our global locations and participate in these programs as available and appropriate. For instance, the Company's required contributions to the United States funded pension plan for the second half of fiscal year 2021 of approximately $1.7 million was reduced to zero upon passage of the American Rescue Plan Act (the "Act"). The required contributions to the United States funded pension plan for fiscal year 2022 is approximately $1.0 million.

Consolidated Results from Continuing Operations (in thousands):

	2021	2020	2019
Net sales	$656,232	$604,535	$639,931
Gross profit margin	36.8%	35.6%	36.7%
Restructuring costs	3,478	4,669	1,289
Acquisition related expenses	931	1,759	3,075
Loss on sale of business	(14,624)	-	-
Income from operations	59,165	60,528	79,476

Backlog (realizable within 1 year)	$210,491	$152,304	$183,100

	2021	2020	2019
Net sales	$656,232	$604,535	$639,931
Components of change in sales:
Effect of acquisitions	25,554	11,635	29,122
Effect of exchange rates	14,471	(6,089)	(12,041)
Effect of business divestitures	(3,633)	-	-
Organic sales change	15,305	(40,942)	27,335

Net sales increased for fiscal year 2021 by $51.7 million or 8.6% when compared to the prior year end. The acquisition of Renco contributed $25.6 million or 4.2% to overall sales growth. Organic sales increased $15.3 million or 2.5% primarily as a result of impacts from the COVID-19 pandemic economic recovery, and foreign currency had a $14.5 million or 2.4% positive impact on sales. These increases were offset by a $3.6 million impact on sales due to the divestiture of Enginetics in the third quarter of fiscal year 2021.We discuss our results and outlook for each segment below.

Net sales for the fiscal year 2020 decreased by $35.4 million, or 5.5%, when compared to the prior year.  Incremental sales from our acquisitions accounted for $11.6 million or 1.8% of the increase, while organic sales accounted for a decrease of $40.9 million or 6.4%.  Changes in foreign exchange rates contributed to sales declines of $6.1 million or 1.0%. The organic sales decrease occurred in all of our segments and was primarily a result of both direct and indirect impacts of the pandemic driven economic slowdown.

Gross Profit

Gross profit in fiscal year 2021 increased to $241.3 million, or a gross margin of 36.8% as compared to $215.5 million, or a gross margin of 35.6% in fiscal year 2020. This increase is a result of organic sales increases, productivity initiatives and targeted prices increases, offset by raw material and ocean freight cost headwinds, along with business mix.

Gross profit in fiscal year 2020 declined to $215.5 million, or a gross margin of 35.6% as compared to $234.7 million, or a gross margin of 36.7% in fiscal year 2019 primarily due to the pandemic related organic sales decline during the second half of the year.

Restructuring Charges

During fiscal year 2021, we incurred restructuring expenses of $3.5 million, primarily related to productivity improvements, facility rationalization activities, and global headcount reductions within our Engraving and Specialty Solutions segments.

During fiscal year 2020, we incurred restructuring expenses of $4.7 million primarily related to restructuring efforts that were intended to improve profitability, streamline production and reduce our cost base to a level commensurate with a post-pandemic operating environment. These efforts included approximately $1.1 million related to the announced closure of a Specialty Solutions pump rotor production facility in Ireland.

Acquisition Related Expenses

We incurred acquisition-related expenses of $0.9 million in fiscal year 2021. Acquisition-related expenses typically consist of due diligence, integration, and valuation expenses incurred in connection with recent or pending acquisitions.

Acquisition related expenses in fiscal year 2020 were $1.8 million. These expenses were comprised primarily of $1.2 million for deferred compensation payments earned by the Horizon Scientific seller during the year. Because these payments were contingent on the seller remaining an employee of the Company, they are treated as compensation expense. We made the third and final scheduled payment to the seller during the first quarter of fiscal year 2020 and this arrangement was settled.

Loss on Sale of Business

We recorded a pre-tax loss on sale of the Enginetics business of $14.6 million for fiscal year 2021. The loss included a $7.6 million impairment of goodwill assigned to the entirety of the Engineering Technologies segment and a $5.4 million write-down of intangible assets.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses, (“SG&A”) for the fiscal year 2021 were $163.1 million, or 24.8% of sales compared to $148.5 million, or 24.6% of sales during the prior year. SG&A expenses during this period were impacted by approximately $4.8 million of SG&A expenses related to the Renco acquisition, increased distribution expenses of $2.0 million as a result of increased organic sales, an increase in research and development spending to drive future product initiatives, and general wage inflation, offset by productivity and cost out actions.

SG&A for the fiscal year 2020 were $148.5 million, or 24.6% of sales compared to $150.3 million, or 23.5% of sales during the prior year. SG&A expenses were impacted by on-going expenses related to our recent acquisitions of $1.7 million offset by a decrease in variable distribution and selling expenses primarily as a result of organic sales declines.

Income from Operations

Income from operations for the fiscal year 2021 was $59.2 million, compared to $60.5 million during the prior year. The $1.4 million decrease, or 2.3% is primarily due to the loss on sale of the Enginetics business of $14.6 million along with material inflation, partially offset by income from organic sales increases and pricing actions, along with cost reduction activities and productivity improvement initiatives implemented in all of our businesses.

Income from operations for the fiscal year 2020 was $60.5 million, compared to $79.5 million during the prior year. The $19.0 million decrease, or 23.8%, was primarily due to the impact of volume related losses triggered by the COVID-19 pandemic along with material inflation, partially offset by cost reduction activities and productivity improvement initiatives implemented in all of our businesses.

Discussion of the performance of each of our reportable segments is fully explained in the segment analysis that follows.

Interest Expense

Interest expense for the fiscal year 2021 was $6.0 million, a decrease of $1.5 million as compared to the prior year, due to lower borrowings outstanding.

Interest expense for the fiscal year 2020 was $7.5 million, a decrease of $3.3 million as compared to the prior year.  Decreased interest expense was a result of lower borrowings and a lower effective interest rate.

Income Taxes

On March 27, 2020, the CARES Act was enacted to address the economic impact of the COVID-19 pandemic in the United States. Among other things, the CARES Act allows a five-year carryback period for tax losses generated in 2019 through 2021. The June 30, 2021 tax provision includes benefits of $0.2 million and $0.8 million from tax losses in the years ended June 30, 2019 and June 30, 2020, respectively, that the CARES Act allows to be carried back to the years ended June 30, 2014 and June 30, 2015, when the U.S. federal income tax rate was 35%.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2021 was $14.2 million, or an effective rate of 26.9% compared to $13.1 million, or an effective rate of 24.2% for the year ended June 30, 2020, and $18.7 million, or an effective rate of 27.9% for the year ended June 30, 2019. Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, the amount of the Company's income or loss, the mix of income earned in the US versus outside the US, the effective tax rate in each of the countries in which we earn income, and any one-time tax issues which occur during the period.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2021 was impacted by the following items: (i) a tax provision of $5.1 million due to the mix of income in various jurisdictions, (ii) a tax benefit of $1.0 million from our 2019 and 2020 tax losses that the CARES Act allows to be carried back to 2014 and 2015, when the U.S. federal income tax rate was 35%, (iii) a tax benefit of $0.8 million related to Federal R&D credit and Foreign Tax Credit, (iv) a tax benefit of $1.7 million related to return-to-accrual adjustments to true-up up prior-period provision amounts, and (v) the tax expense of $1.2 million attributable to the divestiture of the Enginetics Corporation during the year.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2020 was impacted by the following items: (i) a tax benefit of $1.2 million related to the Federal R&D credit, (ii) a tax provision of $1.4 million due to the mix of income in various jurisdictions, (iii) a tax benefit of $0.7 million related to the release of uncertain tax provision reserves, and (iv) a tax provision of $0.8 million related to GILTI.

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

During fiscal year 2021, capital expenditures increased to $21.4 million or 3.3% of net sales, as compared to $19.3 million, or 3.2%, of net sales in the prior year. At the onset of the COVID-19 pandemic in fiscal year 2020, we reduced our capital expenditures to only necessary maintenance, safety and the highest priority growth initiatives.  As the global economic recovery began to take shape in fiscal year 2021, we increased our investments in machinery and equipment for those opportunities that will provide future growth and increased productivity, primarily in our Electronics and Engraving segments. Additionally, in fiscal year 2021, $2.2 million of capital expenditures was spent for construction underway to build a new Electronics facility in Germany to replace a legacy facility sold in fiscal year 2019. We expect 2022 capital spending to be between $25 million and $30 million.

Backlog

Backlog includes all active or open orders for goods and services.  Backlog also includes any future deliveries based on executed customer contracts, so long as such deliveries are based on agreed upon delivery schedules. Backlog orders are not necessarily an indicator of future sales levels because of variations in lead times and customer production demand pull systems, with the exception of Engineering Technologies. Customers may delay delivery of products or cancel orders prior to shipment, subject to possible cancellation penalties. Due to the nature of long-term agreements in the Engineering Technologies segment, the timing of orders and delivery dates can vary considerably resulting in significant backlog changes from one period to another. In general, the majority of net realizable backlog beyond one year comes from the Engineering Technologies segment.

Backlog orders in place at June 30, 2021 and 2020 are as follows (in thousands):

	As of June 30, 2021		As of June 30, 2020
	Total	Backlog under	Total	Backlog under
	Backlog	1 year	Backlog	1 year
Electronics	$121,488	$118,322	$56,170	$55,991
Engraving	20,076	13,401	16,076	13,719
Scientific	5,872	5,871	3,341	3,341
Engineering Technologies	68,375	46,350	97,682	66,493
Specialty Solutions	31,356	26,547	17,071	12,760
Total	$247,167	$210,491	$190,340	$152,304

Total backlog realizable within one year increased $58.2 million, or 38.2% to $210.5 million at June 30, 2021 from $152.3 million at June 30, 2020.  We experienced 76% increase in backlog at Scientific due to increased demand for cold storage products in connection with the COVID-19 vaccine rollout. Electronics backlog increased 111% due to demand in all geographic markets in response to the beginning of the global recovery from the pandemic, new business opportunities and the acquisition of Renco. Backlog declines in the Engineering Technologies segment are primarily due to the divestiture of Enginetics.

Changes in backlog under 1 year are as follows (in thousands):

As of June 30, 2021
Backlog under 1 year, prior year period	$152,304
Components of change in backlog:
Organic change	61,811
Effect of acquisitions	10,983
Effect of divestitures	(14,607)
Backlog under 1 year, current period	$210,491

Segment Analysis (in thousands)

Overall

Looking forward to fiscal year 2022, we expect to be well-positioned to build on fiscal year 2021 momentum, with anticipated continued improvement in key financial metrics, supported by orders growth and productivity initiatives.

In general, for fiscal year 2022, we expect:

●	continued end market strength in reed switch and relay products as well as growth in magnetics in our Electronics segment;
●	an increase in soft trim demand in our Engraving segment;
●	a decline in demand for COVID-19 related vaccine storage in our Scientific segment;
●	continued strength in the commercial aviation market and growth in the space market in our Engineering Technologies segment; and
●	recovery in the food service market in our Specialty Solutions segment.

Electronics

	2021 compared to 2020			2020 compared to 2019
(in thousands except			%			%
percentages)	2021	2020	Change	2020	2019	Change
Net sales	$253,369	$185,294	36.7%	$185,294	$204,073	(9.2%)
Income from operations	46,600	29,749	56.6%	29,749	41,227	(27.8%)
Operating income margin	18.4%	16.1%		16.1%	20.2%

Net sales in fiscal year 2021 increased $68.1 million, or 36.7%, when compared to the prior year as organic sales increased $35.9 million, or 3.6%. The Renco Electronics acquisition added $25.6 million or 13.8%. The foreign currency impacted increased sales by $6.6 million, or 6.5%. Organic sales growth was positive in all geographic areas as well as the product groups of magnetics, sensors and switching technologies supported by the rebound from the COVID-19 pandemic impact.

Income from operations in the fiscal year 2021 increased $16.9 million, or 56.6%, when compared to the prior year. The operating income increase was the result of organic sales growth, product line mix, various cost savings initiatives, and the impact of the Renco acquisition, offset by inflationary material cost increases and $0.6 million of purchase accounting expenses.

Looking forward to the first quarter of fiscal year 2022, we expect slight revenue growth and moderate operating margin improvement compared to the fourth quarter of fiscal year 2021, reflecting continued end market strength.

Net sales in fiscal year 2020 decreased 18.8 million, or 9.2%, when compared to the prior year. Sales were slightly down in North America while down significantly in Europe and Asia. New sensor, switch and relay applications continued to offset some of the core business loss due to economic conditions and COVID-19 impact. The incremental sales impact of the Agile Magnetics acquisition, which was acquired in September of fiscal year 2019, was $3.1 million during the year and foreign exchange rates unfavorably affected sales by $1.6 million or 0.8%.

Income from operations in the fiscal year 2020 decreased $11.5 million, or 27.8% when compared to the prior year. The operating income decline was due to the margin loss on the lower organic sales, inflationary cost increases, particularly rhodium costs, and incremental costs related to the COVID-19 environment, which more than offset cost saving initiatives implemented throughout the year.

Engraving

	2021 compared to 2020			2020 compared to 2019
(in thousands except			%			%
percentages)	2021	2020	Change	2020	2019	Change
Net sales	$147,016	$143,736	2.3%	$143,736	$149,693	(4.0%)
Income from operations	22,510	20,493	9.8%	20,493	23,996	(14.6%)
Operating income margin	15.3%	14.3%		14.3%	16.0%

Net sales in fiscal year 2021 increased by $3.3 million or 2.3% compared to the prior year. Favorable foreign exchange impacts of $6.6 million, or 4.6%, for the period were offset by organic sales declines of $3.3 million, or 2.3%, as a result of the regional timing of automotive projects.

Income from operations in fiscal year 2021 increased by $2.0 million, or 9.8%, when compared to the prior year. The increase was primarily a result of cost savings initiatives partially offset by organic sales declines for the year.

Looking forward to the first quarter of fiscal year 2022, we expect slight to moderate revenue and operating margin declines from the fourth quarter of fiscal year 2021 reflecting the timing of projects and regional mix.

Net sales in fiscal year 2020 decreased by $6.0 million or 4.0% compared to the prior year. The effect of acquisitions generated $8.5 million or 5.7% of additional sales for fiscal year 2020 which were partially offset by foreign exchange declines of $3.6 million for the year. Organic sales declines of $10.9 million, or 7.3%, were a result of the timing of automotive projects, slower incoming workloads as a result of pandemic related delays, and the closure of unprofitable sites as part of our announced restructuring.

Income from operations in fiscal year 2020 decreased by $3.5 million, or 14.6%, when compared to the prior year. The decrease was primarily a result of organic sales declines for the year.

Scientific

	2021 compared to 2020			2020 compared to 2019
(in thousands except			%			%
percentages)	2021	2020	Change	2020	2019	Change
Net sales	$79,421	$57,523	38.1%	$57,523	$57,621	(0.2%)
Income from operations	18,240	13,740	32.8%	13,740	13,676	0.5%
Operating income margin	23.0%	23.9%		23.9%	23.7%

Net sales in fiscal year 2021 increased by $21.9 million, or 38.1% when compared to the prior year.  The net sales increase reflects overall growth in end markets including pharmaceutical channels, clinical laboratories, and academic institutions, primarily in response to customer needs for cold storage surrounding COVID-19 vaccine distribution.

Income from operations in fiscal year 2021 increased by $4.5 million, or 32.8%, reflecting revenue growth, partially offset by reinvestments in the business for future growth opportunities and increased freight costs.

Looking forward to the first quarter of fiscal year 2022, we expect a moderate sequential decrease in revenue and a slight operating margin decline from the fourth quarter of fiscal year 2021, reflecting lower demand for COVID-19 vaccine related storage and increased freight costs partially offset by pricing actions.

Net sales in fiscal year 2020 remained relatively flat compared to the prior year. We experienced decreased sales volume in our clinical laboratories, physicians' offices, hospitals and academic laboratories markets, primarily due to impacts of the COVID-19 pandemic and the economic downturn. This was largely offset by sales in the pharmaceutical market.

Income from operations in fiscal year 2020 increased $0.1 million or 0.5% when compared to the prior year as modest sales declines were overcome with cost controls of labor and discretionary spending as well as stronger sales in our pharmaceutical market.

Engineering Technologies

	2021 compared to 2020			2020 compared to 2019
(in thousands except			%			%
percentages)	2021	2020	Change	2020	2019	Change
Net sales	$75,562	$104,047	(27.4%)	$104,047	$105,270	(1.2%)
Income from operations	6,164	14,027	(56.1%)	14,027	11,169	25.6%
Operating income margin	8.2%	13.5%		13.5%	10.6%

Net sales in fiscal year 2021 decreased $28.5 million or 27.4% when compared to the prior year. Sales distribution by market in 2021 was as follows: 40% space, 26% aviation, 19% defense, 7% energy, and 8% other markets. The decline was primarily due to the impact of COVID-19 on the commercial aviation segment, especially engine parts manufacturing, along with the divestiture of our Enginetics business.

Income from operations in fiscal year 2021 decreased $7.9 million or 56.1% when compared to the prior year. The decrease was primarily due to lower volume in the commercial aviation segment along with project timing in the energy markets. These declines were partially offset by higher defense segment sales, improvements in manufacturing efficiencies, and cost reductions in response to the reduced volume levels.

Looking forward to the first quarter of fiscal year 2022, we expect slight to moderate sequential decrease in revenue and operating margin from the fourth quarter of fiscal year 2021, due to project timing.

Net sales in fiscal year 2020 decreased $1.2 million or 1.2% when compared to the prior year. A decline in aviation sales of 8% from the prior year was primarily in the aircraft engine segment, as a result of both the grounding of the Boeing MAX 737 aircraft and the impacts of the COVID-19 pandemic on the aviation industry in general. Space market sales increased 13.4% from the prior year driven by higher sales in the unmanned and manned space segment on production and new development programs, while defense sales increased by 12.5% from the prior year driven by higher volume in the missile segment.

Income from operations in fiscal year 2020 increased $2.8 million or 25.6% when compared to the prior year. The increase in operating income was driven by improved manufacturing efficiencies, cost reduction programs implemented during the year, and a favorable product mix.

Specialty Solutions

	2021 compared to 2020			2020 compared to 2019
(in thousands except			%			%
percentages)	2021	2020	Change	2020	2019	Change
Net sales	$100,864	$113,935	(11.5%)	$113,935	$123,274	(7.6%)
Income from operations	14,358	18,546	(22.6%)	18,546	19,000	(2.4%)
Operating income margin	14.2%	16.3%		16.3%	15.4%

Net sales for fiscal year 2021 decreased $13.1 million, or 11.5% when compared to the prior year. Organic sales declined $13.6 million, or 11.9%, partially offset by positive foreign exchange impacts of $0.5 million, or 0.5%. Decreased sales volume is primarily due to the impact of the COVID-19 pandemic earlier in the year, which created market downturns in the beverage, food service, and OEM equipment markets.

Income from operations for fiscal year 2021 decreased $4.2 million, or 22.6%, when compared to the prior year. The decrease during the period is primarily due to reduced sales volume in each of our businesses and increased raw material costs in the OEM equipment market, particularly for steel, partially offset by productivity and cost out actions.

Looking forward to the first quarter of fiscal year 2022, we expect a slight sequential increase in revenue and operating margin from the fourth quarter of fiscal year 2021, due to a continued recovery in Merchandising and Pumps businesses, partially offset by the impact of a prior work stoppage at one of the plants.

Net sales for fiscal year 2020 decreased $9.3 million, or 7.6% when compared to the prior year as organic sales declined by $8.8 million or 7.1% and foreign exchange rates unfavorably affected sales by $0.6 million or 0.5%. Decreased sales volume is primarily due to impacts of the COVID-19 pandemic which created market downturns in the beverage, convenience store and dump markets.

Income from operations for fiscal year 2020 decreased $0.5 million, or 2.4%, when compared to the prior year, primarily due to decreased sales volume in each of our businesses. The sales volume decrease was offset in our Hydraulics and Display Merchandising businesses by favorable mix, cost control of labor, and the implementation of identified manufacturing efficiencies.

Corporate, Restructuring and Other

	2021 compared to 2020			2020 compared to 2019
(in thousands except			%			%
percentages)	2021	2020	Change	2020	2019	Change
Corporate	$ (29,674)	$ (29,599)	0.3%	$ (29,599)	$ (24,728)	19.7%
Loss on sale of business	(14,624)	-	(100.0%)	-	-	0.0%
Restructuring	(3,478)	(4,669)	(25.5%)	(4,669)	(1,289)	262.2%
Other Operating Expenses	(931)	(1,759)	(47.1%)	(1,759)	(3,575)	(50.8%)

Corporate expenses remained flat in in fiscal year 2021 primarily due to general wage inflation and benefit increases offset by cost saving reductions compared to the prior year.

Corporate expenses increased by 19.7% in fiscal year 2020 primarily due to increased stock-based compensation, management transition, and benefit expenses in the first two quarters of fiscal year 2020.

The loss on sale of business, restructuring, and acquisition-related costs have been discussed above in the Company Overview.

Discontinued Operations

In pursing our business strategy, the Company may divest certain businesses. Future divestitures may be classified as discontinued operations based on their strategic significance to the Company. Results of the Refrigerated Solutions Group and Cooking Solutions Group in current and prior periods have been classified as discontinued operations in the Consolidated Financial Statements and excluded from the results of continuing operations. Activity related to discontinued operations is as follows (in thousands):

	Year Ended June 30,
	2021	2020	2019
Net sales	$-	$111,841	$223,067

Gain (loss) on sale of business	$-	$(19,996)	$20,539
Transaction fees	-	(1,933)	(4,397)
Profit (loss) before taxes	$(2,620)	$(23,439)	$17,175
Benefit (provision) for taxes	550	2,613	2,453
Net income (loss) from discontinued operations	$(2,070)	$(20,826)	$19,628

Liquidity and Capital Resources

At June 30, 2021, our total cash balance was $136.4 million, of which $92.2 million was held outside of the United States.  During fiscal years 2021, 2020 and 2019, we repatriated $37.6 million, $39.2 million, and $51.5 million of our cash previously held outside of the United States, respectively.  During fiscal year 2022, we anticipate returning $30.0 million to $35.0 million of foreign cash, however, the amount and timing of cash repatriation during 2022 will be dependent upon each business unit’s operational needs including requirements to fund working capital, capital expenditure, and jurisdictional tax payments.  The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Cash Flow

Net cash provided by continuing operating activities for the year ended June 30, 2021 was $81.9 million compared to net cash provided by continuing operating activities of $54.7 million in the prior year. We generated $94.7 million from income statement activities and used $4.4 million of cash to fund working capital decreases. Cash flow used in investing activities for the year ended June 30, 2021 totaled $39.1 million. Uses of investing cash consisted primarily of $27.4 million for the acquisition of Renco and capital expenditures of $21.8 million offset by $11.7 million of proceeds from sale of the Enginetics business. Cash used by financing activities for the year ended June 30, 2021 were $31.7 million and included stock repurchases of $21.2 million and cash paid for dividends of $11.4 million.

Net cash provided by continuing operating activities for the year ended June 30, 2020 was $54.7 million compared to net cash provided by continuing operating activities of $72.9 million in the prior year. We generated $88.6 million from income statement activities and used $32.1 million of cash to fund working capital increases. Cash flow used in investing activities for the year ended June 30, 2020 totaled $20.6 million.  Uses of investing cash consisted primarily of capital expenditures of $21.52 million. Cash used by financing activities for the year ended June 30, 2020 were $19.0 million and included cash paid for dividends of $10.6 million and stock repurchases of $10.4 million offset by net borrowings of $1.2 million.

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $212.6 million at June 30, 2021, as compared to $194.8 million as of June 30, 2020. We participate in two multi-employer pension plans and sponsor six defined benefit plans including two in the U.S. and one in the U.K., Germany, Ireland, and Japan.  The Company’s pension plan is frozen for U.S. employees and participants in the plan ceased accruing future benefits.  Our primary U.S. defined benefit plan is not expected to be 100% funded under ERISA rules at June 30, 2021.

U.S. defined benefit plan contributions of $7.8 million were made during fiscal year 2021 compared to $3.1 million during fiscal year 2020.The required contributions to the United States funded pension plan for fiscal year 2022 is approximately $1.0 million. The Company expects to make contributions during fiscal year 2022 of $0.2 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively. Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have evaluated the current and long-term cash requirements of our defined benefit and defined contribution plans as of June 30, 2021 and determined our operating cash flows from continuing operations and available liquidity are expected to be sufficient to cover the required contributions under ERISA and other governing regulations.

We have an insurance program in place to fund supplemental retirement income benefits for five retired executives.  Current executives and new hires are not eligible for this program. At June 30, 2021, the underlying policies had a cash surrender value of $19.3 million and are reported net of loans of $9.1 million for which we have the legal right of offset. These amounts are reported net on our balance sheet.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes. As of June 30, 2021, the Company has used $6.0 million against the letter of credit sub-facility and had the ability to borrow $245.2 million under the facility based on our current trailing twelve-month EBITDA. The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants. The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1. Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to the lower of $20.0 million or 10% of EBITDA. The facility allows for unlimited non-cash charges including purchase accounting and goodwill adjustments. At June 30, 2021, the Company’s Interest Coverage Ratio was 13.1:1.

Leverage Ratio- The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1. Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period. At June 30, 2021, the Company’s Leverage Ratio was 1.31:1.

As of June 30, 2021, we had borrowings under our facility of $200.0 million.  In order to manage our interest rate exposure on these borrowings, we are party to $200.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.27%.  The effective rate of interest for our outstanding borrowings, including the impact of the interest rate swaps, was 2.59%.  Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.

In connection with the acquisition of Renco, we assumed $0.7 million of debt under the Paycheck Protection Program, within the United States Coronavirus Aid, Relief, and Economic Security ("CARES") Act. These borrowings were forgiven in June 2021.

Our primary sources of cash are cash flows from continuing operations and borrowings under the facility.  We expect that fiscal year 2022 depreciation and amortization expense will be between $21.0 and $22.0 million and $12.0 and $13.0 million, respectively.

The following table sets forth our capitalization at June 30:

	2021	2020
Long-term debt	$199,490	$199,150
Less cash and cash equivalents	136,367	118,809
Net debt	63,123	80,341
Stockholders' equity	506,425	461,632
Total capitalization	$569,548	$541,973

Stockholders’ equity increased year over year by $44.8 million, primarily as a result of current year net income of $36.5 million. The Company's net debt to capital percentage changed to 11.1% as of June 30, 2021 from 14.8% in the prior year.

At June 30, 2021, we expect to pay estimated interest payments of $15.4 million within the next five years. This estimate is based upon effective interest rates as of June 30, 2021 and excludes any interest rate swaps which are assets to us. See Item 7A for further discussions surrounding interest rate exposure on our variable rate borrowings.

Post-retirement benefits and pension plan contribution payments represents future pension payments to comply with local funding requirements. Our policy is to fund domestic pension liabilities in accordance with the minimum and maximum limits imposed by the Employee Retirement Income Security Act of 1974 ("ERISA"), federal income tax laws and the funding requirements of the Pension Protection Act of 2006. At June 30, 2021, we expect to pay estimated post-retirement benefit payments of $175.5 million. See "Item 8. Financial Statements and Supplementary Data, Note 16. Employee Benefit Plans" for additional information regarding these obligations.

At June 30, 2021, we had $37.0 million of operating lease obligations. See "Item 8. Financial Statements and Supplementary Data,  Note 20. Leases" for additional information regarding these obligations.

At June 30, 2021, we had $9.4 million of non-current liabilities for uncertain tax positions. We are not able to provide a reasonable estimate of the timing of future payments related to these obligations.

Other Matters

Inflation – Certain of our expenses, such as wages and benefits, occupancy costs, freight and equipment repair and replacement, are subject to normal inflationary pressures. Inflation for medical costs can impact both our employee benefit costs as well as our reserves for workers' compensation claims. We monitor the inflationary rate and make adjustments to reserves whenever it is deemed necessary. Our ability to control worker compensation insurance medical cost inflation is dependent upon our ability to manage claims and purchase insurance coverage to limit the maximum exposure for us. Each of our segments is subject to the effects of changing raw material costs caused by the underlying commodity price movements. In the past year, we have experienced price fluctuations for a number of materials including rhodium, steel, and other metal commodities.  These materials are some of the key elements in the products manufactured in these segments.  Wherever possible, we will implement price increases to offset the impact of changing prices.  The ultimate acceptance of these price increases, if implemented, will be impacted by our affected divisions’ respective competitors and the timing of their price increases. In general, we do not enter into purchase contracts that extend beyond one operating cycle. While Standex considers our relationship with our suppliers to be good, there can be no assurances that we will not experience any supply shortage.

Foreign Currency Translation – Our primary functional currencies used by our non-U.S. subsidiaries are the Euro, British Pound Sterling (Pound), Japanese (Yen), and Chinese (Yuan).

Defined Benefit Pension Plans – We record expenses related to these plans based upon various actuarial assumptions such as discount rates and assumed rates of returns.  The Company’s pension plan is frozen for all eligible U.S. employees and participants in the plan ceased accruing future benefits.

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

Employee Relations – The Company has labor agreements with five union locals in the United States and several European employees belong to European trade unions.

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

Collectability of Accounts Receivable – Accounts Receivable are reduced by an allowance for amounts that represent management's best estimate of estimated losses over the life of the underlying asset. Our estimate for the allowance for credit loss accounts related to trade receivables includes evaluation of specific accounts where we have information that the customer may have an inability to meet its financial obligation together with a detailed review of the collectability of pooled assets based on a combination of qualitative and quantitative factors.

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

Realization of Goodwill – Goodwill and certain indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount of the asset.  The Company’s annual test for impairment is performed using a May 31st measurement date. We have identified seven reporting units for impairment testing: Electronics, Engraving, Scientific, Engineering Technologies, Procon, Federal, and Hydraulics.

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

Our annual impairment testing at each reporting unit relied on assumptions surrounding general market conditions, short-term growth rates, a terminal growth rate of 2.5%, and detailed management forecasts of future cash flows prepared by the relevant reporting unit.  Fair values were determined primarily by discounting estimated future cash flows at a weighted average cost of capital of 9.54%.  During our annual impairment testing, we evaluated the sensitivity of our most critical assumption, the discount rate, and determined that a 100-basis point change in the discount rate selected would not have impacted the test results.  Additionally, the Company could reduce the terminal growth rate from its current 2.5% to 1.0% and the fair value of all reporting units would still exceed their carrying value.

While we believe that our estimates of future cash flows are reasonable, changes in assumptions could significantly affect our valuations and result in impairments in the future.  The most significant assumption involved in the Company’s determination of fair value is the cash flow projections of each reporting unit.

As a result of our annual assessment in the fourth quarter of fiscal year 2021, the Company determined that the fair value of the seven reporting units substantially exceeded their respective carrying values.  Therefore, no impairment charges were recorded in connection with our annual assessment during the fourth quarter of fiscal year 2021.

In connection with the divestiture of Enginetics, the Company determined that, based on the net realizable value of the operations divested, the goodwill of the Engineering Technologies reporting unit was partially impaired. As such, the Company recognized $7.6 million in impairment charges during the third quarter of fiscal year 2021. As a result of the Enginetics divestiture, the Company completed an interim goodwill impairment assessment for its other reporting units in the third quarter of fiscal year 2021. During the third quarter fiscal year 2021 review, the Company determined that there were no indications of impairment, therefore, no additional impairment charges were recorded

Cost of Employee Benefit Plans – We provide a range of benefits to certain retirees, including pensions and some postretirement benefits.  We record expenses relating to these plans based upon various actuarial assumptions such as discount rates, assumed rates of return, compensation increases and turnover rates.  The expected return on plan assets assumption of 6.9% in the U.S. is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.  We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets as well as our current expectations for long-term rates of returns for our pension assets.  The U.S. discount rate of 3.0% reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.  We review our actuarial assumptions, including discount rate and expected long-term rate of return on plan assets, on at least an annual basis and make modifications to the assumptions based on current rates and trends when appropriate.  Based on information provided by our actuaries and other relevant sources, we believe that our assumptions are reasonable.

The cost of employee benefit plans includes the selection of assumptions noted above.  A twenty-five-basis point change in the U.S. expected return on plan assets assumptions, holding our discount rate and other assumptions constant, would increase or decrease pension expense by approximately $0.5 million per year.  A twenty-five-basis point change in our discount rate, holding all other assumptions constant, would have no impact on 2021 pension expense as changes to amortization of net losses would be offset by changes to interest cost.  In future years, the impact of discount rate changes could yield different sensitivities. See the Notes to the Consolidated Financial Statements for further information regarding pension plans.

Business Combinations - The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business and the allocation of those cash flows to identifiable intangible assets in determining the estimated fair values for assets acquired and liabilities assumed.  The fair values assigned to tangible and intangible assets acquired and liabilities assumed, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration of the amortization expense of finite-lived intangible assets.

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

 Recently Issued Accounting Pronouncements

See "Item 8. Financial Statements and Supplementary Data, Note 1. Summary of Accounting Policies” for information regarding the effect of recently issued accounting pronouncements on our consolidated statements of operations, comprehensive income, stockholders’ equity, cash flows, and notes for the year ended June 30, 2021.

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

Exchange Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts and the fact that most of our foreign currency sales are transacted in their functional currency.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as loan payments, customer remittances, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At June 30, 2021 and 2020, the fair value, in the aggregate, of the Company’s open foreign exchange contracts was a liability of $2.8 million and $2.5 million respectively.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at June 30, 2021, would not result in a material change in our operations, financial position, or cash flows.  We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate

The Company’s effective interest rate on borrowings was 2.59% and 2.59% at June 30, 2021 and 2020, respectively.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings, and is mitigated by our use of interest rate swap agreements to modify our exposure to interest rate movements.  At June 30, 2021, we have $200.0 million of active floating to fixed rate swaps with terms ranging from one to four years.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.27%.  At June 30, 2021 and 2020, the fair value, in the aggregate, of the Company’s interest rate swaps were liabilities of $3.1 million and $6.7 million respectively. A 25-basis point increase in interest rates would not change our annual interest expense as all of our outstanding debt is currently converted to fixed rate debts by means of interest rate swaps.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of June 30, 2021, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

The Engineering Technologies, Specialty Solutions, and Electronics segments are all sensitive to price increases for steel and aluminum products, other metal commodities such as rhodium and copper, and petroleum-based products.  In the past year, we have experienced price fluctuations for a number of materials including rhodium, steel, and other metal commodities.  These materials are some of the key elements in the products manufactured in these segments.  Wherever possible, we will implement price increases to offset the impact of changing prices.  The ultimate acceptance of these price increases, if implemented, will be impacted by our affected divisions’ respective competitors and the timing of their price increases.

Item 8. Financial Statements and Supplementary Data

Standex International Corporation and Subsidiaries

Consolidated Balance Sheets

As of June 30 (in thousands, except share data)	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$136,367	$118,809
Accounts receivable, net	109,883	98,157
Inventories	91,862	85,031
Prepaid expenses and other current assets	23,504	18,870
Income taxes receivable	12,750	8,194
Current assets-discontinued operations	-	2,936
Total current assets	374,366	331,997

Property, plant and equipment, net	133,373	132,533
Intangible assets, net	98,929	106,412
Goodwill	278,054	271,221
Deferred tax asset	9,566	17,322
Operating lease right-of-use asset	37,276	44,788
Other non-current assets	30,659	26,605
Total non-current assets	587,857	598,881

Total assets	$962,223	$930,878

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$74,756	$54,910
Accrued liabilities	61,717	59,929
Income taxes payable	7,236	7,428
Current liabilities- discontinued operations	-	610
Total current liabilities	143,709	122,877

Long-term debt	199,490	199,150
Operating lease long-term liabilities	29,041	36,293
Accrued pension and other non-current liabilities	83,558	110,926
Total non-current liabilities	312,089	346,369

Contingencies (Note 12)

Stockholders' equity:
Common stock, par value $1.50 per share - 60,000,000 shares authorized, 27,984,278 issued, 12,044,405 and 12,235,786 shares outstanding in 2021 and 2020	41,976	41,976
Additional paid-in capital	80,788	72,752
Retained earnings	852,489	827,656
Accumulated other comprehensive loss	(116,140)	(147,659)
Treasury shares (15,939,873 shares in 2021 and 15,748,492 shares in 2020)	(352,688)	(333,093)
Total stockholders' equity	506,425	461,632

Total liabilities and stockholders' equity	$962,223	$930,878

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended June 30
(in thousands, except per share data)	2021	2020	2019
Net sales	$656,232	$604,535	$639,931
Cost of sales	(414,971)	(389,080)	(405,264)
Gross profit	241,261	215,455	234,667

Selling, general and administrative expenses	163,063	148,499	150,327
Restructuring costs	3,478	4,669	1,289
Loss on sale of business	14,624	-	-
Acquisition related expenses	931	1,759	3,075
Other operating (income) expense, net	-	-	500
Income from operations	59,165	60,528	79,476

Interest expense	5,992	7,475	10,760
Other non-operating (income) expense, net	473	(1,021)	1,742
Income from continuing operations before income taxes	52,700	54,074	66,974
Provision for income taxes	(14,157)	(13,060)	(18,688)
Income from continuing operations	38,543	41,014	48,286

Income (loss) from discontinued operations, net of tax	(2,070)	(20,826)	19,628

Net income	$36,473	$20,188	$67,914

Basic earnings per share:
Income (loss) from continuing operations	$3.17	$3.33	$3.84
Income (loss) from discontinued operations	(0.17)	(1.69)	1.56
Total	$3.00	$1.64	$5.40

Diluted earnings per share:
Income (loss) from continuing operations	$3.14	$3.31	$3.83
Income (loss) from discontinued operations	(0.17)	(1.68)	1.55
Total	$2.97	$1.63	$5.38

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Years Ended June 30 (in thousands)	2021	2020	2019

Net income	$36,473	$20,188	$67,914
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs, net of tax	$12,425	$(6,864)	$(15,640)
Amortization of unrecognized costs, net of tax	5,083	4,363	3,372
Derivative instruments:
Change in unrealized gains and (losses), net of tax	3,041	(3,501)	(1,995)
Amortization of unrealized gains and (losses) into interest expense, net of tax	1,168	(991)	1,489
Foreign currency translation gains (losses), net of tax	9,802	(3,388)	(2,645)
Other comprehensive income (loss), net of tax	$31,519	$(10,381)	$(15,419)
Comprehensive income	$67,992	$9,807	$52,495

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

				Accumulated
				Other
		Additional		Comprehensive			Total
For the Years Ended June 30	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, June 30, 2018	$41,976	$61,328	$761,430	$(121,859)	15,279	$(292,080)	$450,795
Stock issued under incentive compensation plans and employee purchase plans	-	(163)	-	-	(67)	1,292	1,129
Stock-based compensation	-	4,350	-	-	-	-	4,350
Treasury stock acquired	-	-	-	-	438	(33,394)	(33,394)
Adoption of ASC 606	-	-	(1,107)	-	-	-	(1,107)
Comprehensive income:
Net income	-	-	67,914	-	-	-	67,914
Foreign currency translation adjustment	-	-	-	(2,645)	-	-	(2,645)
Pension, net of tax of $3.7 million	-	-	-	(12,268)	-	-	(12,268)
Change in fair value of derivatives, net of tax of $0.7 million	-	-	-	(506)	-	-	(506)
Dividends declared ($0.78 per share)	-	-	(9,955)	-	-	-	(9,955)
Balance, June 30, 2019	$41,976	$65,515	$818,282	$(137,278)	15,650	$(324,182)	$464,313
Stock issued under incentive compensation plans and employee purchase plans	-	211	-	-	(74)	1,526	1,737
Stock-based compensation	-	7,026	-	-	-	-	7,026
Treasury stock acquired	-	-	-	-	172	(10,437)	(10,437)
Adoption of ASC 606	-	-	(55)	-	-	-	(55)
Comprehensive income:
Net income	-	-	20,188	-	-	-	20,188
Foreign currency translation adjustment	-	-	-	(3,388)	-	-	(3,388)
Pension, net of tax of $0.9 million	-	-	-	(2,500)	-	-	(2,500)
Change in fair value of derivatives, net of tax of $1.6 million	-	-	-	(4,493)	-	-	(4,493)
Dividends declared ($0.86 per share)	-	-	(10,759)	-	-	-	(10,759)
Balance, June 30, 2020	$41,976	$72,752	$827,656	$(147,659)	15,748	$(333,093)	$461,632
Stock issued under incentive compensation plans and employee purchase plans	-	(332)	-	-	(76)	1,605	1,273
Stock-based compensation	-	8,368	-	-	-	-	8,368
Treasury stock acquired	-	-	-	-	268	(21,200)	(21,200)
Comprehensive income:
Net income	-	-	36,473	-	-	-	36,473
Foreign currency translation adjustment	-	-	-	9,802	-	-	9,802
Pension, net of tax of $5.6 million	-	-	-	17,508	-	-	17,508
Change in fair value of derivatives, net of tax of $0.9 million	-	-	-	4,209	-	-	4,209
Dividends declared ($0.94 per share)	-	-	(11,640)	-	-	-	(11,640)
Balance, June 30, 2021	$41,976	$80,788	$852,489	$(116,140)	15,940	$(352,688)	$506,425

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended June 30 (in thousands)	2021	2020	2019
Cash Flows from Operating Activities
Net income	$36,473	$20,188	$67,914
Income (loss) from discontinued operations	(2,070)	(20,826)	19,628
Income from continuing operations	38,543	41,014	48,286
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,241	32,294	29,288
Stock-based compensation	8,368	7,026	4,350
Non-cash portion of restructuring charge	(489)	386	(329)
Loss on sale of business	14,624	-	-
Gain from extinguishment of debt - PPP loan	(713)	-	-
Deferred income taxes	836	5,635	(3,509)
Life insurance benefit	-	(1,302)	-
Increase/(decrease) in cash from changes in assets and liabilities, net of effects from discontinued operations and business acquisitions:
Accounts receivables, net	(5,542)	2,325	7,181
Inventories	(7,717)	(9,050)	7,203
Contributions to defined benefit plans	(8,120)	(4,040)	(1,359)
Prepaid expenses and other assets	(8,000)	(10,960)	(14,271)
Accounts payable	17,612	174	(2,074)
Accrued liabilities, pension and other liabilities	4,920	2,342	6,105
Income taxes payable	(5,697)	(11,167)	(7,942)
Net cash provided by operating activities from continuing operations	81,866	54,677	72,929
Net cash provided by (used for) operating activities from discontinued operations	1,716	(7,435)	417
Net cash provided by operating activities	83,582	47,242	73,346
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(21,752)	(21,521)	(32,507)
Expenditures for acquisitions, net of cash acquired	(27,406)	(622)	(127,924)
Expenditures for executive life insurance policies	(243)	(281)	(377)
Proceeds from sale of business	11,678	-	-
Proceeds from sale of real estate and equipment	117	180	3,164
Other investing activity	(1,485)	1,624	-
Net cash (used for) investing activities from continuing operations	(39,091)	(20,620)	(157,644)
Net cash provided by investing activities from discontinued operations	-	20,003	107,973
Net cash provided by (used for) investing activities	(39,091)	(617)	(49,671)
Cash Flows from Financing Activities
Proceeds from borrowings	17,000	106,500	241,950
Payments of debt	(17,000)	(105,300)	(237,150)
Contingent consideration payment	(356)	(872)	(910)
Activity under share-based payment plans	1,273	1,738	1,129
Purchase of treasury stock	(21,200)	(10,437)	(33,394)
Cash dividends paid	(11,449)	(10,606)	(9,826)
Net cash (used for) financing activities	(31,732)	(18,977)	(38,201)
Effect of exchange rate changes on cash	4,799	(1,984)	(1,931)
Net change in cash and cash equivalents	17,558	25,664	(16,457)
Cash and cash equivalents at beginning of year	118,809	93,145	109,602
Cash and cash equivalents at end of year	$136,367	$118,809	$93,145

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$4,904	$6,324	$9,471
Income taxes, net of refunds	$17,185	$18,737	$23,969
See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Accounting Policies

Basis of Presentation and Consolidation

Standex International Corporation (“Standex” or the “Company”) is a diversified industrial manufacturer in five broad business segments: Electronics, Engraving, Scientific, Engineering Technologies, and Specialty Solutions with operations in the United States, Europe, Canada, Japan, Singapore, Mexico, Brazil, Turkey, South Africa, India, and China. The accompanying consolidated financial statements include the accounts of Standex International Corporation and its subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

The Company considers events or transactions that occur after the balance sheet date, but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. We evaluated subsequent events through the date and time our consolidated financial statements were issued.

Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. Estimates are based on historical experience, actuarial estimates, current conditions and various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when they are not readily apparent from other sources. These estimates assist in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The estimates and assumptions used in the preparation of the consolidated financial statements have considered the implications on the Company as a result of the COVID-19 pandemic and its related economic impacts. As a result of the COVID 19 pandemic, there is heightened volatility and uncertainty in customer demand and the worldwide economy. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of June 30, 2021 and the issuance date of this Annual Report on Form 10-K.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments purchased with a maturity of three months or less. These investments are carried at cost, which approximates fair value. At June 30, 2021 and 2020, the Company’s cash was comprised solely of cash on deposit.

Trading Securities

The Company purchases investments for its non-qualified defined contribution plan for employees who exceed certain thresholds under our traditional 401(k) plan. These investments are classified as trading and reported at fair value. The investments, generally consisting of mutual funds, are included in other non-current assets and amounted to $3.0 million at  June 30, 2021 and $2.1 million at June 30, 2020. Gains and losses on these investments are recorded as other non-operating (income) expense, net in the Consolidated Statements of Operations.

Accounts Receivable Allowances

The Company has provided an allowance for credit losses. All trade account receivables are reported net of allowances for expected credit losses. The allowances for expected credit losses represent management’s best estimate of the credit losses expected from our trade account receivables over the life of the underlying assets. Assets with similar risk characteristics are pooled together for determination of their current expected credit losses. The Company regularly performs detailed reviews of its pooled assets to evaluate the collectability of receivables based on a combination of past, current, and future financial and qualitative factors that may affect customers’ ability to pay. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected.

The changes in the allowances for credit losses accounts during 2021, 2020, and 2019 were as follows (in thousands):

	2021	2020	2019
Balance at beginning of year	$ 2,113	$ 1,250	$ 1,590
Acquisitions and other	20	192	66
Provision charged to expense	605	824	(48)
Write-offs, net of recoveries	(1,150)	(153)	(358)
Balance at end of year	$ 1,588	$ 2,113	$ 1,250

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

Leases

At the inception of an arrangement, we determined whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. We do not have material financing leases.

Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. The interest rate implicit in lease contracts is typically not readily determinable. As a result, we utilize our incremental borrowing rate to discount lease payments, which reflects the fixed rate at which we could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. To estimate our incremental borrowing rate, a credit rating applicable to the Company is estimated using a synthetic credit rating analysis since we do not currently have a rating agency-based credit rating.

We have elected not to recognize leases with an original term of one year or less on the balance sheet. We typically only include an initial lease term in our assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew.

Goodwill and Identifiable Intangible Assets

All business combinations are accounted for using the acquisition method. Goodwill and identifiable intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Definite lived identifiable intangible assets are amortized over the following useful lives:

Customer relationships (years)	5	to	15
Patents (years)	12
Non-compete agreements (years)	5
Other (years)	10
Developed technology (years)	10	to	20

Trade names are considered to have an indefinite life and are not amortized.

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

The Company did not have any transfers of assets and liabilities among levels of the fair value measurement hierarchy during the years ended June 30, 2021 or 2020. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, accounts payable and debt are carried at cost, which approximates fair value.

The fair values of our financial instruments at June 30, 2021 and 2020 were (in thousands):

	2021
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - deferred compensation plan	$2,988	$2,988	$-	$-
Foreign exchange contracts	255	-	255	-

Financial Liabilities
Foreign exchange contracts	$1,222	$-	$1,222	$-
Interest rate swaps	3,096	-	3,096	-
Contingent consideration (a)	3,333	-	-	3,333

	2020
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - deferred compensation plan	$2,065	$2,065	$-	$-
Interest rate swaps	-	-	-	-

Financial Liabilities
Foreign exchange contracts	$2,477	$-	$2,477	$-
Interest rate swaps	6,667	-	6,667	-
Contingent consideration(a)	1,343	-	-	1,343

(a) The fair value of our contingent consideration arrangement is determined based on our evaluation as to the probability and amount of any deferred compensation that has been earned to date.

The Company’s financial liabilities based upon Level 3 inputs include contingent consideration arrangements relating to its acquisition of Piazza Rosa, GS Engineering, and Renco Electronics. The Company is contractually obligated to pay contingent consideration payments to the Sellers of these businesses based on the achievement of certain criteria.

The Company is contractually obligated to pay contingent consideration payments in connection with the Piazza Rosa acquisition based on the achievement of certain revenue targets during each of the first three years following acquisition. Contingent acquisition payments were payable in euros and could be paid in periods through fiscal year 2021. Piazza Rosa exceeded the defined revenue targets during the first and second years and payments were made to the Piazza Rosa sellers during the first quarter of fiscal year 2019 and the second quarter of fiscal year 2020. The final revenue target was not achieved in the second quarter of fiscal year 2021. This obligation is considered settled as of December 31, 2020.

The Company is also obligated to pay contingent consideration to the sellers of GS Engineering in the event that certain revenue and gross margin targets are achieved during the five years following acquisition. The targets set in the GS stock purchase agreement were not met for the first or second year, which concluded in the fourth quarter of fiscal years 2020 and 2021, respectively.  As of June 30, 2021, the Company could be required to pay up to $12.8 million for contingent consideration arrangements if the revenue and gross margin targets are met in fiscal years 2022 through 2024.

The Company is also obligated to pay contingent consideration to the sellers of Renco Electronics in the event that certain earnings targets are achieved during the three years following acquisition. Contingent acquisition payments are scheduled to be paid in periods through fiscal year 2024. As of June 30, 2021, the Company could be required to pay up to $3.5 million for contingent consideration arrangements if the earnings targets are met. During the first quarter of fiscal year 2022, the Company paid $1.2 million to the sellers as Renco exceeded the defined revenue targets during the first year of the measurement period.

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

Our total advertising expenses, which are classified under selling, general, and administrative expenses are primarily related to trade shows, and totaled $1.7 million, $1.3 million, and $2.5 million for the years ended June 30, 2021, 2020, and 2019, respectively.

Research and Development

Research and development expenditures are expensed as incurred. Total research and development costs, which are classified under selling, general, and administrative expenses, were $9.6 million, $6.9 million, and $6.3 million for the years ended June 30, 2021, 2020, and 2019, respectively.

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

The changes in the continuing operations warranty reserve, which are recorded as accrued liabilities, during 2021, 2020, and 2019 were as follows (in thousands):

	2021	2020	2019
Balance at beginning of year	$1,781	$1,911	$1,849
Acquisitions and other charges	68	(86)	(85)
Warranty expense	2,007	1,783	2,346
Warranty claims	(1,770)	(1,827)	(2,199)
Balance at end of year	$2,086	$1,781	$1,911

The increase in warranty expense during 2021 compared to 2020 is primarily due to increased claim experience in Scientific primarily as a result of sales volume increases during the most recent fiscal year.

Stock-Based Compensation Plans

Restricted stock awards, including performance based awards, generally vest over terms from one to three years. Compensation expense associated with these awards is recorded based on their grant-date fair value and is generally recognized on a straight-line basis over the vesting period. Compensation cost for an award with a performance condition is based on the probable outcome of that performance condition. The stated vesting period is considered non-substantive for retirement eligible participants. Accordingly, the Company recognizes any remaining unrecognized compensation expense upon participant reaching retirement eligibility.

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

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act” or “TCJA”) was passed which, among other things, reduces the federal corporate tax rate to 21.0% effective for taxable years starting on or after January 1, 2018.  For the years ended June 30, 2021 and 2020, and 2019 the Company recorded federal taxes using a federal rate of 21.0%.

The provision for fiscal year ending June 30, 2021, 2020  and 2019 was impacted by several law changes implemented by the Act such as the interest deduction limitation and Global Intangible Low Taxed Income (GILTI).  As allowed under U.S. GAAP, the Company has elected to treat any taxes due on future U.S. inclusions in taxable income under the GILTI provision as a current-period expense when incurred.  The Company will continue to monitor guidance regarding these changes and their impact on the financial statements in later periods.

The Company's income tax provision from continuing operations for the fiscal years ended June 30, 2021, 2020, and 2019 was $14.2 million, $13.1 million, and $18.7 million, respectively, or an effective rate of 26.9%,  24.3%, and 27.9%, respectively. Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, the amount of the Company's income or loss, the mix of income earned in the US versus outside the US, the effective tax rate in each of the countries in which we earn income, and any one-time tax issues which occur during the period.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2021 was impacted by the following items: (i) a tax provision of $5.1 million due to the mix of income in various jurisdictions, (ii) a tax benefit of $1.0 million from our 2019 and 2020 tax losses that the CARES Act allows to be carried back to 2014 and 2015, when the U.S. federal income tax rate was 35%, (iii) a tax benefit of $0.8 million related to Federal R&D credit and Foreign Tax Credit, (iv) a tax benefit of $1.7 million related to return to provision adjustments, and (v) the tax expense of $1.2 million attributable to the divestiture of the Enginetics Corporation during the year.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2020 was impacted by the following items: (i) a tax benefit of $1.2 million related to the Federal R&D credit, (ii) a tax provision of $1.4 million due to the mix of income in various jurisdictions, (iii) a tax benefit of $0.7 million related to the release of uncertain tax provision reserves, and (iv) a tax provision of $0.8 million related to GILTI.

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

Earnings Per Share

(share amounts in thousands)	2021	2020	2019
Basic – Average Shares Outstanding	12,156	12,324	12,574
Effect of Dilutive Securities – Stock Options and Restricted Stock Awards	102	63	59
Diluted – Average Shares Outstanding	12,258	12,387	12,633

Both basic and diluted income is the same for computing earnings per share. There were no outstanding instruments that had an anti-dilutive effect at June 30,2021. There were 32,000 outstanding instruments that had an anti-dilutive effect at June 30, 2020. There were no outstanding instruments that had an anti-dilutive effect at June 30, 2019.

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

As a result of the adoption of ASU 2016-13, the Company has updated its critical accounting policy related to trade account receivables and allowances for credit losses. See Accounts Receivable Allowances above.

2. Acquisitions

The Company’s recent acquisitions are strategically significant to the future growth prospects of the Company.  At the time of the acquisition and June 30, 2021, the Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

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

The Company paid $27.4 million in cash for all of the issued and outstanding equity interests of Renco Electronics. The preliminary purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on a preliminary estimate of their fair values on the closing date.  The Company commenced a formal valuation of the acquired assets and liabilities and have updated the preliminary intangible assets based on the final valuation results. Goodwill recorded from this transaction is attributable to Renco’s significant engineering and technical expertise in end markets supported by strong engineer-to-engineer relationships. In addition, Renco’s end markets and customer base in areas such as consumer and industrial are highly complementary to the Company’s existing business.

Intangible assets of $10.4 million consist primarily of $3.6 million for indefinite lived tradenames, and $6.8 million of customer relationships to be amortized over 12 years. The goodwill of $14.0 million created by the transaction is deductible for income tax purposes. Allocations of the purchase price for acquisitions are based on estimates of the fair value of the net assets acquired and are subject to adjustment upon the finalization of the purchase price allocations. The accounting for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

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

The components of the fair value of the Renco Electronics acquisition, including the final allocation of the purchase price at June 30, 2021, are as follows (in thousands):

	Preliminary Allocation September 30, 2020	Adjustments	Final Allocation
Fair value of business combination:
Cash payments	$29,530	$83	$29,613
Less, cash acquired	(2,132)	(75)	(2,207)
Fair value of contingent consideration	3,000	-	3,000
Total	$30,398	$8	$30,406

Identifiable assets acquired and liabilities assumed:
Other acquired assets	$4,762	$(240)	$4,522
Inventories	5,446	-	5,446
Property, plant, & equipment	-	410	410
Identifiable intangible assets	10,400	-	10,400
Goodwill	14,153	(162)	13,991
Debt assumed	(712)	-	(712)
Liabilities assumed	(3,651)	-	(3,651)
Total	$30,398	$8	$30,406

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

Agile Magnetics

On the last business day of the first quarter of fiscal year 2019, the Company acquired Regional Mfg. Specialists, Inc. (now named Agile Magnetics).  The New Hampshire based, privately held company is a provider of high-reliability magnetics to customers in the semiconductor, military, aerospace, healthcare, and general industrial industries.  The Company included the results of Agile in its Electronics segment in the consolidated financial statements.

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

Tenibac-Graphion Inc.

During August of fiscal year 2019, the Company acquired Tenibac-Graphion Inc. (“Tenibac”).  The Michigan based privately held company is a provider of chemical and laser texturing services for the automotive, medical, packaging, and consumer products markets.  The Company included the results of Tenibac in its Engraving segment in the condensed consolidated financial statements.

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

Acquisition-Related Costs

Acquisition-related costs include costs related to acquired businesses and other pending acquisitions.  These costs consist of (i) deferred compensation and (ii) acquisition-related professional service fees and expenses, including financial advisory, legal, accounting, and other outside services incurred in connection with acquisition activities, and regulatory matters related to acquired entities.  These costs do not include purchase accounting expenses, which the Company define as acquired backlog and the step-up of inventory to fair value, or the amortization of the acquired intangible assets.

Deferred compensation costs relate to payments due to the Horizon Scientific seller of $2.8 million on the second anniversary and $5.6 million on the third anniversary of the closing date of the purchase.  For the fiscal years ended June 30, 2020 and 2019, the Company recorded deferred compensation costs of $1.2 million and $2.8 million, respectively, related to estimated deferred compensation earned by the Horizon Scientific seller to date.  The payments were contingent on the seller remaining an employee of the Company, with limited exceptions, at each anniversary date. The final payment due to the seller was made during the second quarter of fiscal year 2020, and this liability is considered settled.

Acquisition related costs consist of miscellaneous professional service fees and expenses for our recent acquisitions.

The components of acquisition-related costs are as follows (in thousands):

	June 30,	June 30,	June 30,
	2021	2020	2019
Deferred compensation arrangements	$-	$1,170	$2,810
Acquisition-related costs	931	589	265
Total	$931	$1,759	$3,075

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Disaggregation of Revenue from Contracts with Customers

The following table presents revenue disaggregated by product line and segment (in thousands):

	Year Ended
Revenue by Product Line	June 30, 2021	June 30, 2020	June 30, 2019
Electronics	253,369	185,294	204,073

Engraving Services	137,159	132,586	139,769
Engraving Products	9,857	11,150	9,924
Total Engraving	147,016	143,736	149,693

Scientific	79,421	57,523	57,621

Engineering Technologies	75,562	104,047	105,270

Hydraulics Cylinders and System	48,776	51,722	53,943
Merchandising & Display	26,049	31,488	34,532
Pumps	26,039	30,725	34,799
Total Specialty Solutions	100,864	113,935	123,274

Total Revenue by Product Line	$656,232	$604,535	$639,931

The following table presents revenue from continuing operations disaggregated by geography based on company’s locations (in thousands):

	Year Ended
Net sales	June 30, 2021	June 30, 2020	June 30, 2019
United States	$386,829	$364,188	$370,235
Asia Pacific	125,516	98,665	108,667
EMEA (1)	129,908	128,037	144,636
Other Americas	13,979	13,645	16,393
Total	$656,232	$604,535	$639,931

(1)  EMEA consists primarily of Europe, Middle East and S. Africa.

The following table presents revenue from continuing operations disaggregated by timing of recognition (in thousands):

	Year Ended
Timing of Revenue Recognition	June 30, 2021	June 30, 2020	June 30, 2019
Products and services transferred at a point in time	$619,029	$569,426	$607,980
Products transferred over time	37,203	35,109	31,951
Net sales	$656,232	$604,535	$639,931

Contract Balances

Contract assets represent sales recognized in excess of billings related to work completed but not yet shipped for which revenue is recognized over time. Contract assets are recorded as prepaid expenses and other current assets. Contract liabilities are customer deposits for which revenue has not been recognized. Current contract liabilities are recorded as accrued expenses.

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

The following table provides information about contract assets and liability balances as of June 30, 2021 and 2020 (in thousands):

Year ended June 30, 2021	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Prepaid expenses and other current assets	$9,140	30,773	24,900	$15,013
Contract liabilities:
Customer deposits	$2,298	9,912	11,739	$471

Year ended June 30, 2020	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Prepaid expenses and other current assets	$8,418	41,462	40,740	$9,140
Contract liabilities:
Customer deposits	$1,358	11,939	10,999	$2,298

During the years ended June 30, 2021 and 2020, we recognized the following revenue which was included in the contract liability beginning balances (in thousands):

Year ended
Revenue recognized in the period from:	June 30, 2021
Amounts included in the contract liability balance at the beginning of the period	$2,298

Year ended
Revenue recognized in the period from:	June 30, 2020
Amounts included in the contract liability balance at the beginning of the period	$1,358

4. Inventories

Inventories are comprised of (in thousands):

June 30	2021	2020
Raw materials	$47,000	$37,257
Work in process	22,539	25,527
Finished goods	22,323	22,247
Total	$91,862	$85,031

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses and were $11.0 million, $9.0 million, and $9.7 million in 2021, 2020 and 2019 respectively.

5. Property, plant and equipment

Property, plant and equipment consist of the following (in thousands):

June 30	2021	2020
Land, buildings and leasehold improvements	$73,785	$69,869
Machinery, equipment and other	210,594	203,258
Total	284,379	273,127
Less accumulated depreciation	(151,006)	(140,594)
Property, plant and equipment, net	$133,373	$132,533

Depreciation expense totaled $19.2 million, $19.2 million, and $17.5 million, respectively for the years ended June 30, 2021, 2020 and 2019.

6. Goodwill

Goodwill and certain indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. The Company’s annual test for impairment is performed using a May 31st measurement date.

The Company has identified seven reporting units for impairment testing: Electronics, Engraving, Scientific, Engineering Technologies, Procon, Federal, and Hydraulics. The Specialty Solutions segment includes Procon, Federal and Hydraulics.

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

In connection with the divestiture of Enginetics, the Company determined that, based on the net realizable value of the operations divested, the goodwill of the Engineering Technologies reporting unit was impaired. As such, the Company recognized $7.6 million in impairment charges during the third quarter of fiscal year 2021. As a result of the Enginetics divestiture, the Company completed an interim goodwill impairment assessment for its other reporting units in the third quarter of fiscal year 2021. As a result of the assessment in the third quarter, the Company determined that there were no indications of impairment, therefore, no additional impairment charges were recorded.

In connection with the divestiture of the Refrigerated Solutions Group, the Company compared the fair value of each reporting unit, Master-Bilt and NorLake, to its carrying value as of March 31, 2020.  This resulted in an asset impairment charge in the third quarter of fiscal year 2020 of $7.7 million in discontinued operations, which represented the full amount of goodwill associated with both reporting units. In addition, due to the impact that the COVID-19 pandemic had on projected operating results, cash flow, and market capitalization, the Company completed an interim goodwill impairment assessment for its remaining reporting units in the third quarter of fiscal year 2020. As a result of the assessment in the third quarter, the Company determined that the fair value of its reporting units, with the exception of RSG, substantially exceeded their respective carrying values.  Therefore, no additional impairment charges were recorded in connection with the third quarter 2020 assessment.

The Company completed its annual impairment testing as of May 31, in each of the last two fiscal years and determined that the fair value of each of its reporting units substantially exceeded each unit’s respective carrying value, therefore, no impairment charges were recorded in connection with the testing and assessment.

Changes to goodwill by segment associated with continuing operations during the years ended June 30, 2021 and 2020 are as follows (in thousands):

	June 30, 2020	Acquisitions	Impairments	Translation Adjustment	June 30, 2021
Electronics	$131,582	$13,991	$-	$(741)	$144,832
Engraving	77,195	-	-	183	77,378
Scientific	15,454	-	-	-	15,454
Engineering Technologies	43,685	-	(7,600)	1,000	37,085
Specialty Solutions	3,305	-	-	-	3,305
Total	$271,221	$13,991	$(7,600)	$442	$278,054

7. Intangible Assets

Intangible assets consist of the following (in thousands):

		Tradenames
	Customer	(Indefinite-	Developed
	Relationships	lived)	Technology	Other	Total
June 30, 2021
Cost	$57,970	$22,273	$53,721	$3,812	$137,776
Accumulated amortization	(19,038)	-	(16,768)	(3,041)	(38,847)
Balance, June 30, 2021	$38,932	$22,273	$36,953	$771	$98,929

June 30, 2020
Cost	$74,104	$19,916	$55,164	$3,980	$153,164
Accumulated amortization	(31,003)	-	(13,006)	(2,743)	(46,752)
Balance, June 30, 2020	$43,101	$19,916	$42,158	$1,237	$106,412

Amortization expense from continuing operations totaled $11.8 million, $11.6 million, and $10.5 million, respectively for the years ended June 30, 2021, 2020, and 2019.

At June 30, 2021, aggregate amortization expense is estimated to be (in thousands):

2022	9,653
2023	9,245
2024	8,415
2025	7,971
2026	7,740
Thereafter	33,632
Amortization	$76,656

8. Debt

Long-term debt is comprised of the following at June 30 (in thousands):

	2021	2020
Bank credit agreements	$200,000	$200,000
Total funded debt	200,000	200,000
Issuance Cost	(510)	(850)
Total long-term debt	$199,490	$199,150

The Company's long-term debt matures in December 2023.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of June 30, 2021, the Company had the ability to borrow $245.2 million under the facility based on our current EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants which the Company was compliant with as of June 30, 2021.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Agreement”), to interest expense for the trailing twelve months of at least 2.75:1.  Adjusted EBIT per the Credit Agreement specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition-related charges up to the lower of $20 million or 10% of EBITDA. The facility also allows unlimited non-cash charges including purchase accounting and goodwill adjustments.  At June 30, 2021, the Company’s Interest Coverage Ratio was 13.10:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the credit agreement, calculated as Adjusted EBIT per the Credit Agreement plus depreciation and amortization, may not exceed 3.5:1. Under certain circumstances in connection with a Material Acquisitions (as defined in the Facility), the Credit Agreement allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period. At June 30, 2021 the Company’s Leverage Ratio was 1.31:1.

As of June 30, 2021, we had borrowings under our facility of $200.0 million and the effective rate of interest for outstanding borrowings under the facility was 2.59%. Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.

In connection with the acquisition of Renco, the company assumed $0.7 million of debt under the Paycheck Protection Program, within the United States Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. These borrowings were forgiven by the Small Business Administration ("SBA") in June 2021.

Other Long-Term Borrowings

At June 30, 2021 and 2020, the Company had standby letter of credit sub-facility outstanding, primarily for insurance and trade financing purposes of $6.0 million and $7.3 million, respectively.

9. Accrued LIABILITIES

Accrued expenses from continuing operations recorded in our Consolidated Balance Sheets at June 30, 2021 and 2020 consist of the following (in thousands):

	2021	2020
Payroll and employee benefits	$32,550	$24,084
Workers' compensation	2,118	2,743
Warranty	2,086	1,781
Fair value of derivatives	4,318	9,144
Lease liability	7,933	8,016
Other	12,712	14,161
Total	$61,717	$59,929

10. Derivative Financial Instruments

Interest Rate Swaps

The Company’s effective swap agreements convert the base borrowing rate on $200 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 1.27% at  June 30, 2021.

The fair value of the swaps recognized in accrued liabilities and in other comprehensive income (loss) at June 30, 2021 and 2020 is as follows (in thousands):

Effective Date	Notional	Fixed	Maturity	Fair Value at June 30,
	Amount	Interest Rate		2021	2020
May 24, 2017	25,000	1.88%	April 24, 2022	(374)	(815)
August 6, 2018	25,000	2.83%	August 6, 2023	(1,401)	(2,167)
March 23, 2020	100,000	0.91%	March 23, 2025	(907)	(2,485)
April 24, 2020	25,000	0.88%	April 24, 2025	(192)	(585)
May 24, 2020	25,000	0.91%	March 24, 2025	(222)	(615)
				$(3,096)	$(6,667)

The Company reported no losses for the years ended June 30, 2021, 2020, and 2019, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as sales to foreign customers and loan payments between subsidiaries.  The Company enters into such contracts for hedging purposes only.  The Company has designated certain of these currency contracts as hedges, and changes in the fair value of these contracts are recognized in other comprehensive income until the hedged items are recognized in earnings.  Hedge ineffectiveness, if any, associated with these contracts will be reported in net income.  At June 30, 2021 and 2020, the Company had outstanding forward contracts related to hedges of intercompany loans with net losses of $1.0 million and $2.5 million, respectively, which approximate the unrealized gains or losses on the related loans.  The contracts have maturity dates ranging from fiscal year 2022 to 2024, which correspond to the related intercompany loans.  The notional amounts of these instruments, by currency in thousands, are as follows:

Currency	2021	2020
USD	987	287
Euro	5,750	5,750
SGD	21,836	64,696
Canadian	20,600	20,600

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet at June 30, (in thousands):

	Asset Derivatives
	2021		2020
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Foreign exchange contracts	Other Assets	255	Other Assets	-
		$255		$-

	Liability Derivatives
	2021		2020
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	$3,096	Accrued Liabilities	$6,667
Foreign exchange contracts	Accrued Liabilities	1,222	Accrued Liabilities	2,477
		$4,318		$9,144

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	2021	2020	2019
Interest rate swaps	$1,284	$(7,098)	$1,703
Foreign exchange contracts	2,072	1,851	(3,279)
	$3,356	$(5,247)	$(1,576)

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to net income for the periods ended (in thousands):

Details about Accumulated				Affected line item
Other Comprehensive				in the Statements
Income (Loss) Components	2021	2020	2019	of Operations
Interest rate swaps	$2,287	$547	$(321)	Interest expense
Foreign exchange contracts	(557)	(1,403)	1,730	Other non-operating income
Net investment hedge	-	-	(285)	Other non-operating income
	$1,730	$(856)	$1,124

11. Income Taxes

On March 27, 2020, the CARES Act was enacted to address the economic impact of the COVID-19 pandemic in the United States. Among other things, the CARES Act allows a five-year carryback period for tax losses generated in 2019 through 2021. The June 30, 2021 tax provision includes benefits of $0.2 million and $0.8 million from tax losses in the years ended June 30, 2019 and June 30, 2020, respectively, that the CARES Act allows to be carried back to the years ended June 30, 2014 and June 30, 2015, when the U.S. federal income tax rate was 35%.

U.S. tax law allows a one-hundred percent dividend received deduction for foreign dividends and the Company has begun to bring back cash from foreign subsidiaries.  However, the permanent reinvestment assertion must still be assessed and made regarding potential liabilities for foreign withholding taxes.  As of June 30, 2021, we maintained the assessment that previously undistributed earnings of certain foreign subsidiaries no longer meet the requirements for indefinite reinvestment under applicable accounting guidance.  Therefore, we recognized deferred tax liabilities of approximately $2.4 million that relate to withholding taxes on the current earnings of various foreign subsidiaries.  It is expected deferred tax liabilities will continue to be recorded on current earnings in future periods from these subsidiaries.  The Company maintains the permanent reinvestment assertion on earnings in certain foreign jurisdictions. It is not practicable to estimate the amount of tax that might be payable on the remaining undistributed earnings.

The components of income from continuing operations before income taxes are as follows (in thousands):

	2021	2020	2019
U.S. Operations	$4,997	$11,890	$6,794
Non-U.S. Operations	47,703	42,184	60,180
Total	$52,700	$54,074	$66,974

The Company utilizes the asset and liability method of accounting for income taxes.  Deferred income taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws.  The components of the provision for income taxes on continuing operations (in thousands) were as shown below:

	2021	2020	2019
Current:
Federal	$(2,592)	$(870)	$648
State	307	70	190
Non-U.S.	15,606	13,963	21,288
Total Current	$13,321	$13,163	$22,126
Deferred:
Federal	$1,469	$2,743	$277
State	374	885	207
Non-U.S.	(1,007)	(3,731)	(3,922)
Total Deferred	836	(103)	(3,438)
Total	$14,157	$13,060	$18,688

A reconciliation from the U.S. Federal income tax rate on continuing operations to the total tax provision is as follows:

	2021	2020	2019
Provision at statutory tax rate	21.0%	21.0%	21.0%
State taxes	1.4%	1.1%	0.5%
Impact of foreign operations	4.0%	0.7%	4.9%
Federal tax credits	(1.0%)	(3.5%)	(1.5%)
Tax Reform	0.0%	0.0%	(1.2%)
Cash repatriation	4.6%	2.2%	3.2%
SubF/GILTI	0.0%	1.4%	0.4%
Uncertain Tax Positions	1.5%	(1.3%)	0.0%
Benefit from U.S. tax loss carryback to prior years	(1.8%)	0%	0.0%
Tax expense on Enginetics disposal	2.4%	0%	0.0%
Return to provision	(3.2%)	1.0%	(0.1%)
Valuation allowance release	(2.3%)	0%	0.0%
Other	0.8%	1.7%	0.7%
Effective income tax provision	26.9%	24.3%	27.9%

Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, size of the Company’s income or loss and any one-time activities occurring during the period.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2021 was impacted by the following items: (i) a tax provision of $5.1 million due to the mix of income in various jurisdictions, (ii) a tax benefit of $1.0 million from our 2019 and 2020 tax losses that the CARES Act allows to be carried back to 2014 and 2015, when the U.S. federal income tax rate was 35%, (iii) a tax benefit of $0.8 million related to Federal R&D credits and Foreign Tax credits, (iv) a tax benefit of $1.7 million related to return to provision adjustments, and (v) tax expense of $1.2 million attributable to the divestiture of Enginetics Corporation during the year.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2020 was impacted by the following items: (i) a tax benefit of $1.2 million related to the Federal R&D credit, (ii) a tax provision of $1.4 million due to the mix of income in various jurisdictions, (iii) a tax benefit of $0.7 million related to the release of uncertain tax provision reserves, and (iv) a tax provision of $0.8 million related to GILTI.

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

Significant components of the Company’s deferred income taxes are as follows (in thousands):

	2021	2020
Deferred tax liabilities:
Depreciation and amortization	$(28,997)	$(34,422)
Withholding taxes	(4,497)	(4,295)
Other	(302)	-
Operating lease right-of-use-asset	(4,711)	(11,384)
Total deferred tax liability	$(38,507)	$(50,101)

Deferred tax assets:
Accrued compensation	$2,610	$2,410
Accrued expenses and reserves	2,610	4,117
Pension	12,653	19,847
Inventory	769	588
Lease liabilities	4,783	11,446
Other	-	127
Net operating loss and credit carry forwards	16,127	22,676
Total deferred tax asset	$39,552	$61,211

Less: Valuation allowance	(12,191)	(15,172)
Net deferred tax asset (liability)	$(11,146)	$(4,062)

The Company estimates the degree to which deferred tax assets, including net operating loss and credit carry forwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss carry forwards that it believes will more likely than not go unrealized.  The valuation allowance at June 30, 2021 applies to federal capital loss, state loss, foreign loss, and state R&D credit carryforwards, which management has concluded that it is more likely than not that these tax benefits will not be realized.  The increase (decrease) in the valuation allowance from the prior year was due to the current year activity in those same federal, state and foreign jurisdictions.

In addition, the sale of the Enginetics Corporation in the fiscal year generated a capital loss for tax purposes.  As of June 30, 2021, the Company expects that it is more likely than not that this loss will not be realizable in future years.  As such, the valuation allowance increased by $1.8 million. In addition, the Company decreased the valuation allowance by $5.1 million due to a return to provision adjustment on the RSG Group capital loss carryforward.

As of June 30, 2021, the Company had gross state net operating loss ("NOL") and credit carry forwards of approximately $88.8 million and $3.2 million, respectively, which may be available to offset future state income tax liabilities and expire at various dates from 2021 through 2040. In addition, the Company had foreign NOL carry forwards of approximately $4.7 million, $3.7 million of which carry forward indefinitely and $1.0 million that carry forward for 10 years.

Under ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement.  Accordingly, we recorded an income tax provision in the consolidated statements of income of $0.4 million during the fiscal year ended June 30, 2021, for the shortfall of tax benefits related to equity compensation.

The total provision (benefit) for income taxes included in the consolidated financial statements was as follows (in thousands):

	2021	2020	2019
Continuing operations	$14,157	$13,060	$18,688
Discontinued operations	(550)	(2,613)	(2,453)
Total provision	$13,607	$10,447	$16,235

The tax benefit for discontinued operations relates mostly to the write-off of deferred tax liabilities from the sale of the RSG Group, and the sale of the assets of Master-Bilt.

The changes in the amount of gross unrecognized tax benefits during 2021, 2020 and 2019 were as follows (in thousands):

	2021	2020	2019
Beginning Balance	$9,286	$11,251	$3,003
Additions based on tax positions related to the current year	5	4	4
Additions for tax positions of prior years	121	-	8,281
Reductions for tax positions of prior years	-	(1,641)	(37)
Settlements	-	(328)	-
Ending Balance	$9,412	$9,286	$11,251

At June 30, 2021, we had $9.4 million of non-current liabilities for uncertain tax positions. We are not able to provide a reasonable estimate of the timing of future payments related to these obligations. The Company increased its uncertain tax position during the year due to Canadian withholding tax exposures.

If the unrecognized tax benefits in the table above were recognized in a future period, $8.6 million of the unrecognized tax benefit would impact the Company’s effective tax rate.

Within the next twelve months, the statute of limitations will close in various U.S., state and non-U.S. jurisdictions.  As a result, it is reasonably expected that net unrecognized tax benefits from these various jurisdictions would be recognized within the next twelve months.  The recognition of these tax benefits is expected to have an impact of $8.6 million to the Company's financial statements.  The Company does not reasonably expect any other significant changes in the next twelve months.  The following tax years, in the major tax jurisdictions noted, are open for assessment or refund:

Country	Years Ending June 30,
United States	2018 to 2021
Canada	2017 to 2021
Germany	2018 to 2021
Ireland	2021
Portugal	2020 to 2021
United Kingdom	2017 to 2021

The Company’s policy is to include interest expense and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations.  At June 30, 2021 and 2020, the company had $0.8 million and $0.1 million for accrued interest expense on unrecognized tax benefits.

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

Total compensation cost recognized in the consolidated statement of operations for equity based compensation awards was $8.4 million, $7.0 million, and $4.4 million for the years ended June 30, 2021, 2020, and 2019, respectively, primarily within Selling, General, and Administrative Expenses.  The total income tax benefit recognized in the consolidated statement of operations for equity-based compensation plans was $1.8 million, $1.9 million, and $1.1 million for the years ended June 30, 2021, 2020 and 2019, respectively.

There were 208,971 shares of common stock reserved for issuance under various compensation plans at June 30, 2021.

Restricted Stock Awards

The Company may award shares of restricted stock to eligible employees and non-employee directors of the Company at no cost, giving them, in most instances, all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights during the restriction period.  Such shares and rights are subject to forfeiture if certain employment conditions are not met.  During the restriction period, recipients of the shares are entitled to dividend equivalents on such shares, providing that such shares are not forfeited.  Dividends are accumulated and paid out at the end of the restriction period.  Restrictions on non-vested stock awards generally lapse between fiscal year 2022 and fiscal year 2024.  $5.3 million, $4.2 million, and $3.7 million, respectively, was recognized as compensation expense related to restricted stock awards for fiscal years ended June 30, 2021, 2020, and 2019.  Substantially all awards are expected to vest.

A summary of restricted stock awards activity during the year ended June 30, 2021 is as follows:

	Restricted Stock Awards
	Number	Weighted
	of	Average
		Grant Date
	Shares	Fair Value
Outstanding, June 30, 2020	146,015	$80.35
Granted	72,475	59.57
Vested	(44,647)	88.70
Canceled	(5,832)	42.45
Outstanding, June 30, 2021	168,011	$74.61

Restricted stock awards granted during fiscal years 2020 and 2019 had a weighted average grant date fair value of $71.38, and $102.74, respectively.  The grant date fair value of restricted stock awards is determined based on the closing price of the Company’s common stock on the date of grant. The fair value of awards vested during fiscal years 2021, 2020 and 2019 was $2.8 million, $2.3 million and $4.5 million, respectively.

As of June 30, 2021, there was $3.7 million of unrecognized compensation costs related to awards expected to be recognized over a weighted-average period of 1.38 years.

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

Dividend equivalents are accumulated and paid out at the end of the restriction period.  The restrictions on the units expire after three years.  Restrictions on non-vested annual component  awards generally lapse between fiscal year 2022 and fiscal year 2024.  The compensation expense associated with this incentive program is charged to income over the restriction period.  The Company recorded compensation expense related to this program of $0.4 million, $0.3 million, and $0.3 million for the years ended June 30, 2021, 2020 and 2019, respectively.

As of June 30, 2021, there was $0.4 million of unrecognized compensation costs related to awards expected to be recognized over a weighted-average period of 1.4 years.

The fair value of the awards under the annual component of this incentive program is measured using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model are as follows:

	2021	2020	2019
Risk-free interest rates	0.18%	1.42%	2.63%
Expected life of option grants (in years)	3	3	3
Expected volatility of underlying stock	44.1%	32.0%	25.1%
Expected quarterly dividends (per share)	$0.22	$0.20	$0.18

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

A summary of the awards activity under the executive compensation program during the year ended June 30, 2021 is as follows:

	Annual Component			Performance Stock Units
		Weighted			Weighted
	Number	Average	Aggregate	Number	Average
	of	Exercise	Intrinsic	of	Grant Date
	Shares	Price	Value	Shares	Fair Value
Non-vested, June 30, 2020	32,387	$64.33	$(685,647)	79,312	$84.87
Granted	19,311	43.16		69,071	58.81
Exercised / vested	(10,474)	64.32	$(43,978)	(12,560)	91.75
Forfeited	(105)	76.65		(6,396)	85.51
Non-vested, June 30, 2021	41,119	$54.36	$691,647	129,427	$70.27

Restricted stock awards granted under the annual component of this program in fiscal years 2021, 2020, and 2019 had a weighted average grant date fair value of $43.16, $74.37, and $110.22, respectively.  The PSUs granted in fiscal years 2020 and 2019 had a weighted average grant date fair value of $70.37, and $106.65, respectively. The grant date fair value of the PSUs is determined based on the closing price of the Company’s common stock on the date of grant. The fair value of PSUs vested under the long-term component of this program during the fiscal years ended June 30, 2021, 2020, and 2019 was $0.7 million, $0.8 million, and $0.7 million respectively.

The Company recognized compensation expense related to the PSUs of $2.6 million, $2.9 million, and $0.3 million for the fiscal years ended June 30, 2021, 2020 and 2019 respectively based on the probability of the performance targets being met. The total unrecognized compensation costs related to non-vested performance share units was $3.6 million at June 30, 2021, which is expected to be recognized over a weighted average period of 1.3 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan that allows employees to purchase shares of common stock of the Company at a discount from the market each quarter. The ESPP plan, which was effective as of July 1, 2005, provided employees the option to purchase Standex stock at a discount of 5%. The Plan was modified, effective as of April 1, 2017, to increase the stock purchase discount to 15% and is considered a compensatory Plan. Under this amendment, shares of Company stock may be purchased by employees quarterly at 85% of the fair market value on the last day of each quarter. The 15% discount is recorded as a component of SG&A in the Company’s Consolidated Statements of Operations. Shares of stock reserved for the plan were 54,975 at June 30, 2021. Shares purchased under this plan aggregated to 7,509 in fiscal year 2021, 11,132 in 2020, and 7,698 in 2019, at an average price of $66.98, $52.57, and $65.63, respectively.

14. Accumulated Other Comprehensive Income (LosS)

The components of the Company’s accumulated other comprehensive income (loss) at June 30, 2021 and 2020 are as follows (in thousands):

	2021	2020	2019
Foreign currency translation adjustment	$(21,244)	$(31,046)	$(27,658)
Unrealized pension losses, net of tax	(92,372)	(109,880)	(107,380)
Unrealized losses on derivative instruments, net of tax	(2,524)	(6,733)	(2,240)
Total	$(116,140)	$(147,659)	$(137,278)

15. restructuring

The Company has undertaken a number of initiatives that have resulted in severance, restructuring, and related charges. A summary of charges by initiative is as follows (in thousands):

	Involuntary Employee
	Severance and
Year Ended June 30,	Benefit Costs	Other	Total
2021 Restructuring Initiatives	$1,313	$662	$1,975
Prior Year Initiatives	926	577	1,503
Total expense	$2,239	$1,239	$3,478

2020 Restructuring Initiatives	$4,004	$606	$4,610
Prior Year Initiatives	-	59	59
Total expense	$4,004	$665	$4,669

2019 Restructuring Initiatives	$953	$15	$968
Prior Year Initiatives	210	111	321
Total expense	$1,163	$126	$1,289

2021 Restructuring Initiatives

The Company continues to focus our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions, facility closures, and consolidations. Restructuring expenses primarily related to headcount reductions and facility rationalization within our Specialty Solutions and Engraving segment. During fiscal year 2021, we have also incurred restructuring expenses related to third party assistance with analysis and implementation of these activities.

	Involuntary
	Employee Severance
	and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2020	$-	$-	$-
Additions and adjustments	1,313	662	1,975
Payments	(1,274)	(662)	(1,936)
Restructuring liabilities at June 30, 2021	$39	$-	$39

Prior Year Restructuring Initiatives

The Company continues to focus our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions, facility closures, and consolidations.  During fiscal year 2020 and 2019, the Company also incurred restructuring expenses related to headcount reductions, facility rationalization within our Specialty Solutions and Engraving segment, and third party assistance with analysis and implementation of these activities.

The Company expects to incur additional restructuring costs of approximately $2.0 million in fiscal year 2022 as the Company continues to focus its efforts to reduce cost and improve productivity across its businesses, particularly through headcount reductions, facility closures, and consolidations.

Activity in the reserves related to 2020 restructuring initiatives is as follows (in thousands):

	Involuntary Employee
	Severance and
	Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2020	$520	$18	$538
Additions and adjustments	926	577	1,503
Payments	(1,446)	(585)	(2,031)
Restructuring liabilities at June 30, 2021	$-	$10	$10

Activity in the reserves related to fiscal year 2020 (in thousands):

	Involuntary Employee
	Severance and
	Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2019	$147	$5	$152
Additions and adjustments	4,004	665	4,669
Payments	(3,631)	(652)	(4,283)
Restructuring liabilities at June 30, 2020	$520	$18	$538

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Involuntary Employee
	Severance and
Year Ended June 30,	Benefit Costs	Other	Total
Fiscal Year 2021
Electronics	$355	$22	$377
Engraving	1046	631	1,677
Engineering Technologies	37	-	37
Specialty Solutions	673	586	1,259
Corporate and Other	128	-	128
Total expense	$2,239	$1,239	$3,478

Fiscal Year 2020
Electronics	$355	$97	$452
Engraving	1512	499	2,011
Engineering Technologies	296	-	296
Specialty Solutions	1,326	69	1,395
Corporate and Other	515	-	515
Total expense	$4,004	$665	$4,669

Fiscal Year 2019
Electronics	$327	$27	$354
Engraving	662	-	662
Engineering Technologies	17	99	116
Specialty Solutions	21	-	21
Corporate and Other	136	-	136
Total expense	$1,163	$126	$1,289

16. Employee Benefit Plans

Retirement Plans

The Company has defined benefit pension plans covering certain current and former employees both inside and outside of the U.S. The Company’s pension plan for U.S. employees is frozen for substantially all employees and participants in the plan have ceased accruing future benefits.

Net periodic benefit cost for U.S. and non-U.S. plans included the following components (in thousands):

	U.S. Plans			Foreign Plans
	Year Ended June 30,			Year Ended June 30,
	2021	2020	2019	2021	2020	2019
Service Cost	$4	$3	$3	$217	$236	$189
Interest Cost	7,439	9,083	10,342	725	846	1,013
Expected return on plan assets	(13,012)	(13,150)	(13,541)	(629)	(868)	(908)
Recognized net actuarial loss	5,933	5,101	4,121	757	651	340
Amortization of prior service cost (benefit)	-	-	-	(5)	(5)	(3)
Net periodic benefit cost (benefit)	$364	$1,037	$925	$1,065	$860	$631

The following table sets forth the funded status and amounts recognized as of June 30, 2021 and 2020 for our U.S. and foreign defined benefit pension plans (in thousands):

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
	2021	2020	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$264,619	$253,540	$45,190	$43,983
Service cost	4	3	217	236
Interest cost	7,439	9,083	725	846
Actuarial loss (gain)	(3,457)	18,121	(746)	2,604
Benefits paid	(16,513)	(16,128)	(1,906)	(1,537)
Foreign currency exchange rate & other changes	-	-	4,329	(942)
Projected benefit obligation at end of year	$252,092	$264,619	$47,809	$45,190

Change in plan assets
Fair value of plan assets at beginning of year	$194,824	$186,205	$41,973	$39,665
Actual return on plan assets	26,277	21,447	40	4,037
Employer contribution	8,015	3,301	105	739
Benefits paid	(16,513)	(16,129)	(1,906)	(1,537)
Foreign currency exchange rate	-	-	4,805	(931)
Fair value of plan assets at end of year	$212,603	$194,824	$45,017	$41,973

Funded Status	$(39,489)	$(69,795)	$(2,792)	$(3,217)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$-	$-	$5,661	$4,663
Current liabilities	(208)	(208)	(309)	(295)
Non-current liabilities	(39,281)	(69,587)	(8,144)	(7,585)
Net amount recognized	$(39,489)	$(69,795)	$(2,792)	$(3,217)

Unrecognized net actuarial loss	$117,847	$140,501	$4,618	$5,075
Unrecognized prior service cost	-	-	(51)	(57)
Accumulated other comprehensive income, pre-tax	$117,847	$140,501	$4,567	$5,018

The accumulated benefit obligation for all defined benefit pension plans was $299.8 million and $309.7 million at June 30, 2021 and 2020, respectively.

The estimated actuarial net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $5.9 million.

Plan Assets and Assumptions

The fair values of the Company’s pension plan assets at June 30, 2021 and 2020 by asset category, as classified in the three levels of inputs described in Note 1 under the caption Fair Value of Financial Instruments, are as follows (in thousands):

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$3,209	$3,148	$61	$-
Common and preferred stocks	86,499	2,425	84,074	-
Corporate bonds and other fixed income securities	146,742	1,850	144,892	-
Other	21,170	-	21,170	-
	$257,620	$7,423	$250,197	-

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$3,113	$1,684	$1,429	$-
Common and preferred stocks	85,641	1,857	83,784	-
Corporate bonds and other fixed income securities	126,703	1,620	125,083	-
Other	21,478	-	21,478	-
	$236,935	$5,161	$231,774	-

Asset allocation at June 30, 2021 and 2020 and target asset allocations for 2021 are as follows:

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
Asset Category	2021	2020	2021	2020
Equity securities	36%	41%	5%	5%
Debt securities	43%	38%	70%	64%
Global balanced securities	12%	11%	24%	29%
Other	9%	10%	1%	2%
Total	100%	100%	100%	100%

	2021
Asset Category – Target	U.S.	U.K.
Equity securities	36%	0%
Debt and market neutral securities	44%	70%
Global balanced securities	12%	30%
Other	8%	0%
Total	100%	100%

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

Year Ended June 30	2021	2020	2019
Plan assumptions - obligations
Discount rate	0.73 - 3.00%	0.99 - 2.90%	0.24 - 3.70%
Rate of compensation increase	3.25%	2.90%	3.20%

Plan assumption - cost
Discount rate	0.99 - 2.90%	0.31 - 3.70%	0.38 - 4.40%
Expected return on assets	1.40 - 6.90%	2.30 - 7.00%	2.45 - 7.00%
Rate of compensation increase	2.90%	3.20%	3.60%

Included in the above are the following assumptions relating to the obligations for defined benefit pension plans in the United States at June 30, 2021; a discount rate of 2.90% and expected return on assets of 6.9%. The U.S. defined benefit pension plans represent the majority of our pension obligations. The expected return on plan assets assumption is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds. The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year. The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.

Expected benefit payments for all plans during the next five years are as follows: 2022, $18.2 million; 2023, $17.9 million; 2024, $17.8 million; 2025, $17.8 million; 2026, $17.6 million and five years thereafter, $86.2 million. The Company expects to make $1.6 million of contributions to its pension plans in 2022.

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

The following table outlines the Company’s participation in multiemployer pension plans for the periods ended June 30, 2021, 2020, and 2019, and sets forth the yearly contributions into each plan. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act zone status available in 2021 and 2020 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary. Among other factors, plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded, and plans certified in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (“FIP”) for yellow/orange zone plans, or a rehabilitation plan (“RP”) for red zone plans, is either pending or has been implemented. For all plans, the Company’s contributions do not exceed 5% of the total contributions to the plan in the most recent year.

		Pension Protection Act							Expiration
		Zone Status			Contributions				Date of
									Collective
	EIN/Plan			FIP/RP				Surcharge	Bargaining
Pension Fund	Number	2021	2020	Status	2021	2020	2019	Imposed?	Agreement
New England Teamsters and Trucking Industry Pension Fund	04-6372430-001	Red	Red	Yes/ Implemented	$631	$531	$461	No	May-25

IAM National Pension Fund, National Pension Plan	51-6031295-002	Red	Red	Yes/Implemented	513	595	644	No	Oct-22 - May-25
					$1,144	$1,126	$1,105

Retirement Savings Plans

The Company has two primary employee savings plans, one for salaried employees and one for hourly employees. Substantially all of our full-time domestic employees are covered by these savings plans. Under the provisions of the plans, employees may contribute a portion of their compensation within certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of our employees under the plans. Company contributions were $2.9 million, $3.7 million, and $4.0 million for the years ended June 30, 2021, 2020, and 2019, respectively. At June 30, 2021, the salaried plan holds approximately 124,000 shares of Company common stock, representing approximately 3.9% of the holdings of the plan.

17. Industry Segment Information

The company has five reportable segments organized around the types of products sold:

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

Given the nature of our corporate expenses, management concluded that it would not presently be appropriate to allocate the expenses associated with corporate activities to our operating segments.  These corporate expenses include the costs for the corporate headquarters, salaries and wages for the personnel in corporate, professional fees related to corporate matters and compliance efforts, stock-based compensation and post-retirement benefits related to our corporate executives, officers and directors, and other compliance related costs.  The Company has a process to allocate and recharge certain direct costs to the operating segments when such direct costs are administered and paid at corporate.  Such direct expenses that are recharged on an intercompany basis each month include such costs as insurance, workers’ compensation programs, and audit fees.  The accounting policies applied by the reportable segments are the same as those described in the Summary of Accounting Policies footnote to the consolidated financial statements.  There are no differences in accounting policies which would be necessary for an understanding of the reported segment information.

Industry Segments
(in thousands)	Net Sales			Depreciation and Amortization
	2021	2020	2019	2021	2020	2019
Electronics	$253,369	$185,294	$204,073	$13,159	$12,339	$11,751
Engraving	147,016	143,736	149,693	11,140	10,595	8,232
Scientific	79,421	57,523	57,621	1,590	1,594	1,590
Engineering Technologies	75,562	104,047	105,270	5,519	6,000	5,963
Specialty Solutions	100,864	113,935	123,274	1,513	1,446	1,350
Corporate and Other	-	-	-	320	320	402
Total	$656,232	$604,535	$639,931	$33,241	$32,294	$29,288

	Income (Loss) From Operations			Capital Expenditures (1)
	2021	2020	2019	2021	2020	2019
Electronics	$46,600	$29,749	$41,227	$11,154	$5,334	$12,646
Engraving	22,510	20,493	23,996	6,517	10,618	13,868
Scientific	18,240	13,740	13,676	693	360	77
Engineering Technologies	6,164	14,027	11,169	1,110	1,170	3,857
Specialty Solutions	14,358	18,546	19,000	1,313	1,154	2,108
Restructuring charge	(3,478)	(4,669)	(1,289)	-	-	-
Loss on sale of business	(14,624)	-	-	-	-	-
Acquisition-related costs	(931)	(1,759)	(3,075)	-	-	-
Other operating income (expense), net	-	-	(500)	-	-	-
Corporate	(29,674)	(29,599)	(24,728)	626	668	57
Total	$59,165	$60,528	$79,476	$21,413	$19,304	$32,613
Interest expense	(5,992)	(7,475)	(10,760)
Other, net	(473)	1,021	(1,742)
Income from continuing operations before income taxes	$52,700	$54,074	$66,974

(1)	Includes capital expenditures in accounts payable of $2.4 million, $3.2 million, and $0.9 million at June 30, 2021, 2020, and 2019 respectively.

	Goodwill		Identifiable Assets
	2021	2020	2021	2020
Electronics	$144,832	$131,582	$382,045	$324,725
Engraving	77,378	77,195	263,406	257,104
Scientific	15,454	15,454	110,300	90,595
Engineering Technologies	37,085	43,685	114,012	147,797
Specialty Solutions	3,305	3,305	46,883	52,528
Corporate & Other	-	-	45,577	55,193
Discontinued Operations	-	-		2,936
Total	$278,054	$271,221	$962,223	$930,878

Tangible Long-lived assets	2021	2020
United States	$63,613	$69,548
Asia Pacific	33,722	32,057
EMEA (2)	30,677	26,057
Other Americas	5,361	4,871
Total	$133,373	$132,533

(2)	EMEA consists primarily of Europe, Middle East and S. Africa.

18. Divestitures

On March 31, 2021, the Company divested Enginetics Corporation (“Enginetics”), its jet engine components business, to Enjet Aero, LLC, a privately-held aerospace engine component manufacturing company. Enginetics generated approximately $9.0 million in revenue in the first nine months of fiscal 2021. The business activities, which are reported within the Engineering Technologies Group, were divested in order to focus on the higher growth and margin opportunities of the Company's core spin forming solutions business that serves the space, commercial aviation and defense end markets. The Company received $11.7 million cash consideration and recorded a pre-tax loss on sale of the business of $14.6 million, including a goodwill impairment charge of $7.6 million, assigned to the entirety of the Engineering Technologies segment, and a $5.4 million write-down of intangible assets. The sale transaction and financial results of Enginetics are classified as continuing operations in the Consolidated Financial Statements.

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

Activity related to the Refrigerated Solutions Group, the Cooking Solutions Group and other discontinued operations for the years ended June 30, 2021, 2020, and 2019 is as follows (in thousands):

	Year Ended June 30,
	2021	2020	2019
Net sales	$-	$111,841	$223,067

Gain (loss) on sale of business	$-	$(19,996)	$20,539
Transaction fees	-	(1,933)	(4,397)
Profit (loss) before taxes	$(2,620)	$(23,439)	$17,175
Benefit (provision) for taxes	550	2,613	2,453
Net income (loss) from discontinued operations	$(2,070)	$(20,826)	$19,628

20. LEASES

In the normal course of its business, the Company enters into various leases as the lessee, primarily related to certain transportation vehicles, facilities, office space, and machinery and equipment. These leases have remaining lease terms between one and fifty-seven years, some of which may include options to extend the leases or options to terminate the leases. Some lease arrangements require variable payments that are dependent on usage, output, or index-based adjustments.

Amounts (in thousands) recorded in the Company's Condensed Consolidated Balance Sheet and Statement of Operations related to leases are as follows:

	June 30, 2021	June 30, 2020
Assets
Operating lease right-of-use-asset	$37,276	$44,788

Liabilities
Current (accrued liabilities)	$7,933	$8,016
Operating lease long-term liabilities	29,041	36,293
Total lease liability	$36,974	$44,309

Lease cost

The components of lease costs for the years ended June 30, 2021 and 2020 are as follows (in thousands):

	Year Ended	Year Ended
	June 30, 2021	June 30, 2020
Operating lease cost	$11,747	$10,791
Variable lease cost	863	492
Net lease cost	$12,610	$11,283

Maturity of lease liability

The maturity of the Company's lease liabilities included in continuing operations at June 30, 2021 were as follows (in thousands):

Operating Leases

2022	8,823
2023	6,213
2024	4,995
2025	4,097
2026	3,313
After 2026	13,724
Less: interest	(4,191)
Present value of lease liabilities	$36,974

The weighted average remaining lease term and discount rates are as follows:

Lease Term and Discount Rate	June 30, 2021
Weighted average remaining lease term (years)	9.3

Weighted average discount rate (percentage)	2.61%

Other Information

Supplemental cash flow information related to leases is as follows:

	Year Ended	Year Ended
	June 30, 2021	June 30, 2020
Operating cash outflows from operating leases	$11,025	$10,436

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Standex International Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Standex International Corporation and subsidiaries (the "Company") as of June 30, 2021, the related consolidated statement of operations, comprehensive income, stockholders' equity, and cash flows, for the year ended June 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for the year ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 13, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition – Revenue recognized over time – Refer to note 3 to the financial statements

Critical Audit Matter Description

Revenue is recognized over time under certain long-term contracts within the Engineering Technologies and Engraving groups for highly customized customer products that have no alternative use and in which the contract specifies the Company has a right to payment for its costs, plus a reasonable margin. For products manufactured over time, the transfer of control is measured pro rata, based upon current estimates of costs to complete such contracts. Losses on contracts are fully recognized in the period in which the losses become determinable. Revisions in profit estimates are reflected on a cumulative basis in the period in which the basis for such revision becomes known. For the year ended June 30, 2021, the revenue recognized over time was $37.2 million.

We identified revenue recognized over time as a critical audit matter because of the judgments and subjectivity involved in the determination of estimated costs to complete contracts. This required extensive audit effort and a high degree of auditor judgment when performing audit procedures to audit costs incurred to date and management’s estimates of margin at completion used to recognize revenue over time and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of total costs and profit for the performance obligation used to recognize revenue for certain performance obligations accounted for over time included the following, among others:

●	We tested the effectiveness of controls for revenue recognized over time, including management’s controls over the estimates of total costs and profit for performance obligations.

●	We selected a sample of long-term contracts with customers for which the revenue is recognized over time and we performed the following:

o

evaluated whether the contracts were properly included in management’s calculation of long-term contract revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation

o

evaluated management’s ability to achieve the estimates of total costs and profit at completion by comparing the estimates to management’s work plans, engineering specifications, and supplier contracts, and performing corroborating inquiries with the Company’s project managers and engineers.

o	tested the accuracy and completeness of the costs incurred to date for the performance obligation to supporting documentation

o	tested the mathematical accuracy of management’s calculation of revenue for the contract.

●

We evaluated management’s ability to estimate total costs and profits accurately by comparing actual costs and profits to management’s historical estimates for performance obligations that have been fulfilled.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

August 13, 2021

We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Standex International Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Standex International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2020, the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for the years ended June 30, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020, and the results of its operations and its cash flows for the years ended June 30, 2020 and 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2015 to 2020.

Boston, Massachusetts

August 25, 2020

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

The management of the Company including its Chief Executive Officer, and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2021, that the disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of our fiscal year (ended June 30, 2021) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Based on the Company’s processes, as described above, management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of June 30, 2021 to provide reasonable assurance of achieving its objectives. These results were reviewed with the Audit Committee of the Board of Directors. Deloitte & Touche, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on the Company’s internal control over financial reporting, which is included below.

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

To the stockholders and the Board of Directors of Standex International Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of  Standex International Corporation and subsidiaries (the "Company") as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2021, of the Company and our report dated August 13, 2021, expressed an unqualified opinion on those financial statements.

As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Renco Electronics Inc., which was acquired on July 16, 2020 and whose financial statements constitute 2.4% of total consolidated assets and 3.9% revenues of the consolidated financial statement amounts as of and for the year ended June 30, 2021. Accordingly, our audit did not include the internal control over financial reporting at Renco Electronics Inc.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

August 13, 2021

Item 9B. Other Information

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission (“SEC”) a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended June 30, 2021 (the “Proxy Statement”). The information required by this item and not provided in Part 1 of this report under Item 1 “Executive Officers of Standex” is incorporated by reference from the Proxy Statement under the captions “Election of Directors,” “Stock Ownership in the Company,” “Other Information Concerning the Company, Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors. Information regarding the process for identifying and evaluating candidates for director are set forth and incorporated in reference to the information in the Proxy Statement under the caption “Corporate Governance/Nominating Committee Report.”

Information regarding the Audit Committee Financial Expert and the identification of the Audit Committee is incorporated by reference to the information in the Proxy Statement under the caption “Other Information Concerning the Company, Board of Directors and its Committees, Audit Committee.” The Audit Committee is established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act.

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

Item 11. Executive Compensation

Information regarding executive compensation is incorporated by reference from the Proxy Statement under the captions and sub-captions: “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “2021 Summary Compensation Table,” “Other Information Concerning the Company, Board of Directors and Its Committees,” and “Directors Compensation.”

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

The Equity Compensation Plan table below represents information regarding the Company’s equity-based compensation plan at June 30, 2021.

	(A)	(B)	(C)
	Number of Securities To	Weighted-Average	Number of Securities Remaining
	Be Issued Upon Exercise	Exercise Price Of	Available for Future Issuance Under
	Of Outstanding Options,	Outstanding Options,	Equity Compensation Plans (Excluding
Plan Category	Warrants and Rights	Warrants and Rights	Securities reflected in Column (A))
2018 Omnibus Equity compensation plan approved by stockholders	196,442	$4.24	208,971
Total	196,442	$4.24	208,971

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements

Financial Statements covered by the Reports of Independent Registered Public Accounting Firm
		(A)	Consolidated Statements of Operations for the fiscal years ended June 30, 2021, 2020 and 2019
		(B)	Consolidated Balance Sheets as of June 30, 2021 and 2020
		(C)	Comprehensive Income for the fiscal years ended June 30, 2021, 2020 and 2019
		(D)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2021, 2020 and 2019
		(E)	Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2021, 2020 and 2019
		(F)	Notes to Consolidated Financial Statements

	2.	Financial Statements Schedule
The following financial statement schedule is included as required by Item 8 to this report on Form 10-K
Schedule II – Valuation and Qualifying Accounts is included in the Notes to Consolidated Financial Statements
All other schedules are not required and have been omitted

3.	Exhibits

Incorporated
Exhibit			by Reference		Filed
Number		Exhibit Description	Form	Date	Herewith

3.	(i)	Restated Certificate of Incorporation of Standex, dated October 27, 1998 filed as Exhibit 3(i).	10-Q	12/31/1998

	(ii)	By-Laws of Standex, as amended, and restated effective February 2, 2021, filed as Exhibit 3.1	10-Q	12/31/2020

10.	(a)	Employment Agreement dated January, 20, 2014 between the Company and David Dunbar*	10-K	6/30/2016

	(b)	Employment Agreement dated April 4, 2016 between the Company and Alan J. Glass*	10-K	6/30/2016

	(c)	First Amendment to Employment Agreement dated April 4, 2016 between the Company and Alan J. Glass*	10-K	6/30/2020

	(d)	Employment Agreement dated August 26, 2019 between the Company and Annemarie Bell*	10-K	6/30/2019

	(e)	First Amendment to Employment Agreement dated August 26, 2019 between the Company and Annemarie Bell*	10-K	6/30/2020

	(f)	Employment Agreement dated July 27, 2015 between the Company and Paul Burns*	10-K	6/30/2016

	(g)	First Amendment to Employment Agreement dated July 27, 2015 between the Company and Paul Burns*	10-K	6/30/2020

	(h)	Employment Agreement dated August 2, 2019 between the Company and Ademir Sarcevic*	8-K	8/8/2019

(i)	First Amendment to Employment Agreement dated August 2, 2019 between the Company and Ademir Sarcevic*	10-K	6/30/2020

(j)	Employment Agreement dated October 1, 2020 between the Company and Sean Valashinas*	10-Q	9/30/2020

(k)	Employment Agreement dated December 13, 2019 between the Company and James A. Hooven*	10-Q	9/30/2020

(l)	Standex International Corporation Amended and And Restated 2008 Long Term Incentive Plan, effective October 28, 2008.*	10-K	6/30/2012

(m)	Standex International Corporation Supplemental Retirement Plan adopted April 26, 1995 and Amended on July 26, 1995 filed as Exhibit 10(n).*	10-K	6/30/1995

(n)	Form of Indemnification Agreement for directors and executive officers of the Company.*	8-K	5/5/2008

(o)	2018 Omnibus Incentive Plan*	8-K	10/29/2018

(p)	Standex Deferred Compensation Plan for highly compensated employees filed as Item 5.02.*	8-K	1/31/2008

(q)	Code of Ethics for Chief Executive Officer and Senior Financial Officers is incorporated by reference as Exhibit 14.	10-K	6/30/2004

(r)	Second Amended and Restated Credit Agreement Dated December 21, 2018 by and among Standex International Corporation, Citizens Bank, N.A.; Bank of America N.A.; TD Bank, N.A., JPMorgan Chase Bank, N.A.; and Branch Banking & Trust Company	8-K	12/21/2018

	(s)	Standex International Long-Term Incentive Plan Award	10-K	6/30/2019

14.		Code of Ethics for Chief Executive Officer and Senior Financial Officers is incorporated by reference as Exhibit 14.	10-K	6/30/2004

21.		Subsidiaries of Standex International Corporation			X

23.1		Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP			X

23.2		Consent of Independent Registered Public Accounting Firm Grant Thornton LLP			X

24.		Powers of Attorney of Charles H. Cannon, Thomas E. Chorman, Jeffrey S. Edwards, B. Joanne Edwards, Thomas J. Hansen, and Michael A. Hickey			X

31.1		Rule 13a-14(a) Certification of President and Chief Executive Officer			X

31.2		Rule 13a-14(a) Certification of Vice President and Chief Financial Officer			X

32.	Section 1350 Certification	X

101	The following materials from this Annual Report on Form 10-K, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2021.

STANDEX INTERNATIONAL CORPORATION (Registrant)

/s/ DAVID DUNBAR
David Dunbar
President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on August 13, 2021:

Signature	Title

/s/ DAVID DUNBAR	President/Chief Executive Officer
David Dunbar

/s/ ADEMIR SARCEVIC	Vice President/Chief Financial Officer
Ademir Sarcevic

/s/ SEAN VALASHINAS	Vice President/Chief Accounting Officer/Assistant Treasurer
Sean Valashinas

David Dunbar, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on August 13, 2021 as attorney-in-fact for the following directors of the Registrant:

Charles H. Cannon	Thomas J. Hansen
Thomas E. Chorman	Michael A. Hickey
B. Joanne Edwards
Jeffrey S. Edwards

/s/ DAVID DUNBAR
David Dunbar

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

The Company will furnish its 2021 Proxy Statement and proxy materials to security holders subsequent to the filing of the annual report on this Form. Copies of such material shall be furnished to the Commission when they are sent to security holders.

INDEX TO EXHIBITS

21	Subsidiaries of Standex

23	Consents of Independent Registered Public Accounting Firm Deloitte & Touche LLP and Grant Thorton LLP

24	Powers of Attorney of Charles H. Cannon, Thomas E. Chorman, B. Joanne Edwards, Jeffrey S. Edwards, Thomas J. Hansen, and Michael A. Hickey

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Vice President and Chief Financial Officer

32	Section 1350 Certification

END OF FORM 10-K

SUPPLEMENTAL INFORMATION FOLLOWS

Board of Directors	Title

Charles H. Cannon, Jr., [1,2]	Retired Chairman and CEO, JBT Corporation

Thomas E. Chorman [1,2,3]	CEO, Foam Partners LLC

David Dunbar [4]	President and Chief Executive Officer; Chairman of the Board

Jeffrey S Edwards [2,3]	Chairman and Chief Executive Officer, Cooper Standard Holdings, Inc.

B. Joanne Edwards [1,3]	Retired Senior Vice President & General Manager, Residential & Wiring Device Business, Eaton Corporation

Thomas J. Hansen [1]	Former Vice Chairman of Illinois Tool Works, Inc.

Michael A. Hickey1.2	Retired Executive Vice President and President of the Global Institutional Business, Ecolab Inc.

________________________

1     Member of Audit Committee

2     Member of Compensation Committee

3     Member of Corporate Governance/Nominating Committee

Corporate Officers
David Dunbar	President and Chief Executive Officer
Ademir Sarcevic	Vice President, Chief Financial Officer
Alan J. Glass	Vice President, Chief Legal Officer and Secretary
Stacey S. Constas	Corporate Governance Officer and Assistant Secretary
Sean Valashinas	Vice President, Chief Accounting Officer and Assistant Treasurer
Timo Goodloe	Vice President, Global Tax
Annemarie Bell	Vice President, Chief Human Resources Officer
Paul Burns	Vice President of Strategy and Business Development
James Hooven	Vice President, Operations and Supply Chain

Shareholder Information

Corporate Headquarters	Standex International Corporation
23 Keewaydin Drive, Suite 300
Salem, NH 03079
(603) 893-9701
Facsimile: (603) 893-7324
www.standex.com

Common Stock	Listed on the New York Stock Exchange
(Ticker symbol: SXI)

Transfer Agent and Registrar	Computershare
250 Royall Street
Canton, MA 07021
(800) 368-5948
www.Computershare.com

Independent Auditors	Deloitte & Touche LLP
200 Berkeley St, 10th Floor
Boston, MA 02116

Shareholder Services

Stockholders should contact Standex’s Transfer Agent (Computershare, 250 Royall Street, Canton, MA  02021) regarding changes in name, address or ownership of stock; lost certificates of dividends; and consolidation of accounts.

Stockholders’ Meeting	The Annual Meeting of Stockholders will be held at 9:00 a.m. on Tuesday, October 26, 2021 at Standex International Corporation’s Corporate Headquarters, 23 Keewaydin Drive 3rd Floor, Salem, NH 03079