Form 10-Q
period 2021-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 2021-11-05
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of Registrant's Common Stock outstanding on November 2, 2021 was 12,210,402.

STANDEX INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1

STANDEX INTERNATIONAL CORPORATION

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share data)	September 30, 2021	June 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$130,683	$136,367
Accounts receivable, less allowance for credit losses of $1,933 and $1,588 at September 30, 2021 and June 30, 2021, respectively	105,435	109,883
Inventories	100,082	91,862
Prepaid expenses and other current assets	27,844	23,504
Income taxes receivable	12,273	12,750
Total current assets	376,317	374,366

Property, plant, and equipment, net	131,813	133,373
Intangible assets, net	96,416	98,929
Goodwill	276,908	278,054
Deferred tax asset	9,105	9,566
Operating lease right-of-use asset	38,803	37,276
Other non-current assets	31,280	30,659
Total non-current assets	584,325	587,857

Total assets	$960,642	$962,223

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$79,475	$74,756
Accrued liabilities	50,567	61,717
Income taxes payable	5,128	7,236
Total current liabilities	135,170	143,709

Long-term debt	199,575	199,490
Operating lease long-term liabilities	30,825	29,041
Accrued pension and other non-current liabilities	82,342	83,558
Total non-current liabilities	312,742	312,089

Contingencies (Note 15)

Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000 shares authorized, 27,984,278 shares issued, 12,027,267 and 12,044,405 shares outstanding at September 30, 2021 and June 30, 2021	41,976	41,976
Additional paid-in capital	82,065	80,788
Retained earnings	865,355	852,489
Accumulated other comprehensive loss	(116,266)	(116,140)
Treasury shares: 15,957,011 and 15,939,873 shares at September 30, 2021 and June 30, 2021	(360,400)	(352,688)
Total stockholders' equity	512,730	506,425

Total liabilities and stockholders' equity	$960,642	$962,223

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	September 30,
(In thousands, except per share data)	2021	2020
Net sales	$175,610	$151,286
Cost of sales	109,373	96,550
Gross profit	66,237	54,736
Selling, general, and administrative expenses	42,752	38,869
Restructuring costs	440	1,488
Acquisition related costs	217	25
Total operating expenses	43,409	40,382
Income from operations	22,828	14,354
Interest expense	1,720	1,484
Other non-operating (income) expense, net	23	(173)
Income from continuing operations before income taxes	21,085	13,043
Provision for income taxes	5,264	2,696
Income from continuing operations	15,821	10,347
Income (loss) from discontinued operations, net of tax	(3)	(627)
Net income	$15,818	$9,720

Basic earnings (loss) per share:
Continuing operations	$1.32	$0.85
Discontinued operations	-	(0.05)
Total	$1.32	$0.80
Diluted earnings (loss) per share:
Continuing operations	$1.30	$0.84
Discontinued operations	-	(0.05)
Total	$1.30	$0.79

Weighted average number of shares:
Basic	12,023	12,228
Diluted	12,149	12,281

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended
	September 30,
(In thousands)	2021	2020
Net income	$15,818	$9,720
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs, net of tax	$85	$(169)
Amortization of unrecognized costs, net of tax	1,112	1,267
Derivative instruments:
Change in unrealized gains (losses), net of tax	158	(458)
Amortization of unrealized gains (losses) into interest expense, net of tax	935	450
Foreign currency translation gains (losses), net of tax	(2,416)	9,518
Other comprehensive income (loss), net of tax	$(126)	$10,608
Comprehensive income	$15,692	$20,328

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders' Equity

				Accumulated Other
		Additional		Comprehensive			Total
For the Three month period ended September 30, 2021	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, June 30, 2021	$41,976	$80,788	$852,489	$(116,140)	15,940	$(352,688)	$506,425
Stock issued under incentive compensation plans and employee purchase plans	-	(812)	-	-	(80)	1,788	976
Stock-based compensation	-	2,089	-	-	-	-	2,089
Treasury stock acquired	-	-	-	-	97	(9,500)	(9,500)
Comprehensive income:
Net income	-	-	15,818	-	-	-	15,818
Foreign currency translation adjustment	-	-	-	(2,416)	-	-	(2,416)
Pension, net of tax of $0.4 million	-	-	-	1,197	-	-	1,197
Change in fair value of derivatives, net of tax of $0.1 million	-	-	-	1,093	-	-	1,093
Dividends declared ($0.24 per share)	-	-	(2,952)	-	-	-	(2,952)
Balance, September 30, 2021	$41,976	$82,065	$865,355	$(116,266)	15,957	$(360,400)	$512,730

For the Three month period ended September 30, 2020
(in thousands, except as specified)
Balance, June 30, 2020	$41,976	$72,752	$827,656	$(147,659)	15,748	$(333,093)	$461,632
Stock issued under incentive compensation plans and employee purchase plans	-	(472)	-	-	(55)	1,165	693
Stock-based compensation	-	1,755	-	-	-	-	1,755
Treasury stock acquired	-	-	-	-	87	(5,109)	(5,109)
Comprehensive income:
Net income	-	-	9,720	-	-	-	9,720
Foreign currency translation adjustment	-	-	-	9,518	-	-	9,518
Pension, net of tax of $0.4 million	-	-	-	1,098	-	-	1,098
Change in fair value of derivatives, net of tax of $0 million	-	-	-	(8)	-	-	(8)
Dividends declared ($0.22 per share)	-	-	(2,731)	-	-	-	(2,731)
Balance, September 30, 2020	$41,976	$74,035	$834,645	$(137,051)	15,780	$(337,037)	$476,568

STANDEX INTERNATIONAL CORPORATION

 Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	September 30,
(In thousands)	2021	2020
Cash flows from operating activities
Net income	$15,818	$9,720
Income (loss) from discontinued operations	(3)	(627)
Income from continuing operations	15,821	10,347
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,725	8,193
Stock-based compensation	2,089	1,755
Non-cash portion of restructuring charge	(49)	(414)
Contributions to defined benefit plans	(52)	(52)
Changes in operating assets and liabilities, net	(12,448)	(10,595)
Net cash provided by operating activities - continuing operations	13,086	9,234
Net cash provided by (used in) operating activities - discontinued operations	(15)	2,190
Net cash provided by operating activities	13,071	11,424
Cash flows from investing activities
Expenditures for property, plant, and equipment	(5,022)	(4,820)
Expenditures for acquisitions, net of cash acquired	-	(27,398)
Other investing activity	(31)	199
Net cash provided by (used in) investing activities	(5,053)	(32,019)
Cash flows from financing activities
Proceeds from borrowings	-	16,500
Payments of debt	-	(16,500)
Contingent consideration payment	(1,167)	-
Activity under share-based payment plans	976	693
Purchases of treasury stock	(9,500)	(5,109)
Cash dividends paid	(2,890)	(2,692)
Net cash provided by (used in) financing activities	(12,581)	(7,108)
Effect of exchange rate changes on cash and cash equivalents	(1,121)	2,592
Net change in cash and cash equivalents	(5,684)	(25,111)
Cash and cash equivalents at beginning of year	136,367	118,809
Cash and cash equivalents at end of period	$130,683	$93,698

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$1,269	$1,225
Income taxes, net of refunds	$6,622	$5,753

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1)     Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three months ended September 30, 2021 and 2020, the cash flows for the three months ended September 30, 2021 and 2020 and the financial position of Standex International Corporation (“Standex”, the “Company”, “we”, “us”, or “our”), at September 30, 2021. The interim results are not necessarily indicative of results for a full year. The following unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2021. The condensed consolidated balance sheet at June 30, 2021 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2021. Unless otherwise noted, references to years are to the Company’s fiscal years. Currently our fiscal year end is June 30.  For further clarity, our fiscal year 2022 includes the twelve-month period from July 1, 2021 to June 30, 2022.

The estimates and assumptions used in the preparation of the consolidated financial statements have considered the implications on the Company as a result of the COVID-19 pandemic and its related economic impacts. As a result of the COVID-19 pandemic,  there is heightened volatility and uncertainty in customer demand and the worldwide economy. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of  September 30, 2021 and the issuance date of the Quarterly Report on Form 10-Q.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company evaluated subsequent events through the date and time its unaudited condensed consolidated financial statements were issued.

Recently Issued Accounting Pronouncements

There were no recently issued accounting pronouncements which are expected to have a material impact on the consolidated financial statements.

2)     Acquisitions

The Company's recent acquisitions are strategically significant to the future growth prospects of the Company. At the time of the acquisition and September 30, 2021, the Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

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

The Company paid $27.4 million in cash for all of the issued and outstanding equity interests of Renco Electronics. The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on a valuation of their fair values on the closing date. Goodwill recorded from this transaction is attributable to Renco’s significant engineering and technical expertise in end markets supported by strong engineer-to-engineer relationships. In addition, Renco’s end markets and customer base in areas such as consumer and industrial are highly complementary to the Company’s existing business.

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

The components of the fair value of the Renco Electronics acquisition, including the final allocation of the purchase price are as follows (in thousands):

	Preliminary Allocation September 30, 2020	Adjustments	Final Allocation
Fair value of business combination:
Cash payments	$29,530	$83	$29,613
Less, cash acquired	(2,132)	(75)	(2,207)
Fair value of contingent consideration	3,000	-	3,000
Total	$30,398	$8	$30,406

	Preliminary Allocation September 30, 2020	Adjustments	Final Allocation
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$4,762	$(240)	$4,522
Inventories	5,446	-	5,446
Property, plant, & equipment	-	410	410
Identifiable intangible assets	10,400	-	10,400
Goodwill	14,153	(162)	13,991
Debt assumed	(712)	-	(712)
Liabilities assumed	(3,651)	-	(3,651)
Total	$30,398	$8	$30,406

Acquisition Related Costs

Acquisition related costs include costs related to acquired businesses and other pending acquisitions. These costs consist of (i) deferred compensation arrangements and (ii) acquisition related professional service fees and expenses, including financial advisory, legal, accounting, and other outside services incurred in connection with acquisition activities, and regulatory matters related to acquired entities. These costs do not include purchase accounting expenses, which we define as acquired backlog and the step-up of inventory to fair value, or the amortization of the acquired intangible assets.

The components of acquisition related costs are as follows (in thousands):

	Three Months Ended
	September 30,
	2021	2020
Other acquisition related costs	$217	$25
Total	$217	$25

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

Disaggregation of Revenue from Contracts with Customers

The following table presents revenue disaggregated by product line and segment (in thousands):

	Three Months Ended
Revenue by Product Line	September 30, 2021	September 30, 2020

Electronics	$75,836	$55,271

Engraving Services	32,917	34,320
Engraving Products	2,253	2,081
Total Engraving	35,170	36,401

Scientific	21,529	16,663

Engineering Technologies	17,573	17,633

Hydraulics Cylinders and Systems	10,653	12,331
Merchandising & Display	6,688	7,198
Pumps	8,161	5,789
Total Specialty Solutions	25,502	25,318

Total revenue by product line	$175,610	$151,286

The following table presents revenue from continuing operations disaggregated by geography based on company’s locations (in thousands):

	Three Months Ended	Three Months Ended
Net sales	September 30, 2021	September 30, 2020
United States	$98,984	$92,114
Asia Pacific	37,256	26,864
EMEA (1)	36,001	28,818
Other Americas	3,369	3,490
Total	$175,610	$151,286

(1) EMEA consists primarily of Europe, Middle East and S. Africa.

The following table presents revenue from continuing operations disaggregated by timing of recognition (in thousands) for the three months ended:

	Three Months Ended
Timing of Revenue Recognition	September 30, 2021	September 30, 2020
Products and services transferred at a point in time	$164,423	$143,471
Products transferred over time	11,187	7,815
Net sales	$175,610	$151,286

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

The following table provides information about contract assets and liability balances (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three months ended September 30, 2021
Contract assets:
Prepaid expenses and other current assets	$15,013	$9,087	$5,965	$18,135
Contract liabilities:
Customer deposits	471	2,955	3,174	252

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three months ended September 30, 2020
Contract assets:
Prepaid expenses and other current assets	$9,140	$6,054	$7,187	$8,007
Contract liabilities:
Customer deposits	2,298	1,873	2,753	1,418

We recognized the following revenue which was included in the contract liability beginning balances (in thousands):

Revenue recognized in the period from:	September 30, 2021
Amounts included in the contract liability balance at the beginning of the period	$471

Revenue recognized in the period from:	September 30, 2020
Amounts included in the contract liability balance at the beginning of the period	$2,298

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

There were no transfers of assets or liabilities between any levels of the fair value measurement hierarchy at September 30, 2021 and June 30, 2021. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, accounts payable, and debt are carried at cost, which approximates fair value.

The fair values of financial instruments at September 30, 2021 and June 30, 2021 were (in thousands):

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$3,175	$3,175	$-	$-
Foreign exchange contracts	71	-	71	-

Liabilities
Foreign exchange contracts	$-	$-	-	$-
Interest rate swaps	2,555	-	2,555	-
Contingent acquisition payments (a)	2,167	-	-	2,167

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,988	$2,988	$-	$-
Foreign exchange contracts	255	-	255	-

Liabilities
Foreign exchange contracts	$1,222	$-	$1,222	$-
Interest rate swaps	3,096	-	3,096	-
Contingent acquisition payments (a)	3,333	-	-	3,333

(a) The fair value of contingent consideration arrangements is determined based on the Company's evaluation as to the probability and amount of any contingent consideration that has been earned to date.

The financial liabilities based upon Level 3 inputs include contingent consideration arrangements relating to the acquisitions of Renco Electronics or GS Engineering. The Company is contractually obligated to pay contingent consideration payments to the Sellers of these businesses based on the achievement of certain criteria.

The Company is contractually obligated to pay contingent consideration to the sellers of GS Engineering in the event that certain revenue and gross margin targets are achieved during the five years following acquisition. The targets set in the GS stock purchase agreement were not met for the first or second year, which concluded in the fourth quarter of fiscal years 2020 and 2021, respectively. As of September 30, 2021, the Company could be required to pay up to $12.8 million for contingent consideration arrangements if the revenue and gross margin targets are met in fiscal years 2022 through 2024.

The Company is also obligated to pay contingent consideration to the sellers of Renco Electronics in the event that certain earnings targets are achieved during the three years following acquisition. Contingent acquisition payments are scheduled to be paid in periods through fiscal year 2024. As of September 30, 2021, the Company could be required to pay up to an additional $2.2 million for contingent consideration arrangements if the earnings targets are met. During the first quarter of fiscal year 2022, the Company paid $1.2 million to the sellers as Renco exceeded the earnings targets during the first year of the measurement period.

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

5)     Inventories

Inventories from continuing operations are comprised of the following (in thousands):

	September 30, 2021	June 30, 2021
Raw materials	$45,447	$47,000
Work in process	26,071	22,539
Finished goods	28,564	22,323
Total	$100,082	$91,862

Distribution costs associated with the sale of inventory, which are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations were $3.7 million and $2.5 million for the three months ended   September 30, 2021 and 2020, respectively.

6)     Goodwill

Changes to goodwill by segment during the period were as follows (in thousands):

	June 30, 2021	Acquisitions	Impairments	Translation Adjustment	September 30, 2021
Electronics	$144,832	$-	$-	$(657)	$144,175
Engraving	77,378	-	-	(239)	77,139
Scientific	15,454	-	-	-	15,454
Engineering Technologies	37,085	-	-	(250)	36,835
Specialty Solutions	3,305	-	-	-	3,305
Total	$278,054	$-	$-	$(1,146)	$276,908

7)     Warranty Reserves

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

The changes in warranty reserves from continuing operations, which are recorded as a component of accrued liabilities were as follows (in thousands):

	September 30, 2021	June 30, 2021
Balance at beginning of year	$2,086	$1,781
Acquisitions and other charges	(21)	68
Warranty expense	376	2,007
Warranty claims	(311)	(1,770)
Balance at end of period	$2,130	$2,086

8)     Debt

Long-term debt is comprised of the following (in thousands):

	September 30, 2021	June 30, 2021
Bank credit agreements	$200,000	$200,000
Total funded debt	200,000	200,000
Issuance cost	(425)	(510)
Total long-term debt	$199,575	$199,490

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

At September 30, 2021, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $6.1 million and had the ability to borrow $267.1 million under the facility. Funds borrowed under the facility  may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants which the Company was compliant with as of  September 30, 2021.  At September 30, 2021, the carrying value of the current borrowings approximate fair value.

9)	Accrued Liabilities

Accrued expenses from continuing operations consist of the following (in thousands):

	September 30, 2021	June 30, 2021
Payroll and employee benefits	$21,573	$32,550
Workers' compensation	2,257	2,118
Warranty reserves	2,130	2,086
Fair value of derivatives	2,555	4,318
Operating lease current liability	7,762	7,933
Other	14,290	12,712
Total	$50,567	$61,717

10)      Derivative Financial Instruments

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

The Company’s effective swap agreements convert the base borrowing rate on $200 million of debt due under our revolving credit agreement from a variable rate equal to 1 month LIBOR to a weighted average fixed rate of 1.27% at September 30, 2021. The fair value of the swaps, recognized in accrued expenses and in other comprehensive income, is as follows (in thousands, except percentages):

Effective Date	Notional Amount	Fixed Interest Rate	Maturity	September 30, 2021	June 30, 2021
May 24, 2017	25,000	1.88%	April 24, 2022	$(263)	$(374)
August 6, 2018	25,000	2.83%	August 6, 2023	(1,242)	(1,401)
March 23, 2020	100,000	0.91%	March 23, 2025	(727)	(907)
April 24, 2020	25,000	0.88%	April 24, 2025	(146)	(192)
May 24, 2020	25,000	0.91%	March 24, 2025	(177)	(222)
				$(2,555)	$(3,096)

The Company reported no losses for the three months ended September 30, 2021, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense. Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as collections from customers and loan payments between subsidiaries. The Company enters into such contracts for hedging purposes only. The Company has designated certain of these currency contracts as hedges, and changes in the fair value of these contracts are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with these contracts will be reported in net income. At September 30, 2021 and June 30, 2021, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized gains of less than $0.1 million and losses of $1.0 million, respectively, which approximate the unrealized gains and losses on the related loans. The contracts have maturity dates ranging from fiscal year 2022 to 2024, which correspond to the related intercompany loans.

The notional amounts of the Company’s forward contracts, by currency, are as follows (in thousands):

Currency	September 30, 2021	June 30, 2021
USD	-	987
EUR	5,750	5,750
SGD	21,784	21,836
CAD	20,600	20,600

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

	Asset Derivatives
	September 30, 2021		June 30, 2021
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Foreign exchange contracts	Other assets	$71	Other assets	$255
		$71		$255

	Liability Derivatives
	September 30, 2021		June 30, 2021
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued liabilities	$2,555	Accrued liabilities	$3,096
Foreign exchange contracts	Accrued liabilities	-	Accrued liabilities	1,222
		$2,555		$4,318

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended
	September 30,
	2021	2020
Interest rate swaps	$(61)	$(457)
Foreign exchange contracts	204	(114)
	$143	$(571)

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to net income for the periods ended (in thousands):

Details about Accumulated			Affected line item
Other Comprehensive	Three Months Ended		in the Unaudited
Income (Loss) Components	September 30,		Condensed Statements
	2021	2020	of Operations
Interest rate swaps	$602	$556	Interest expense
Foreign exchange contracts	482	31	Other non-operating (income) expense, net
	$1,084	$587

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

Net periodic benefit cost for the Company’s U.S. and Foreign pension benefit plans for the periods ended consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Service cost	$1	$1	$63	$54
Interest cost	1,830	1,860	190	176
Expected return on plan assets	(3,260)	(3,253)	(211)	(153)
Recognized net actuarial loss	1,384	1,483	84	184
Amortization of prior service cost	-	-	(1)	(1)
Net periodic benefit cost	$(45)	$91	$125	$260

The following table sets forth the amounts recognized for the Company's defined benefit pension plans (in thousands):

Amounts recognized in the consolidated balance sheets consist of:	September 30, 2021	June 30, 2021
Prepaid benefit cost	$5,563	$5,661
Current liabilities	(538)	(517)
Non-current liabilities	(45,781)	(47,425)
Net amount recognized	$(40,756)	$(42,281)

The contributions made to defined benefit plans are presented below along with remaining contributions to be made for fiscal year 2022 (in thousands):

	Three Months Ended		Remaining
	September 30,		Contributions
Contributions to defined benefit plans	2021	2020	FY 2022
United States, funded plan	$-	$-	$1,002
United States, unfunded plan	52	52	159
United Kingdom	-	-	-
Germany, unfunded plan	-	-	287
Ireland	-	-	67
	$52	$52	$1,515

12)     Income Taxes

The Company's effective tax rate from continuing operations for the first quarter of fiscal year 2022 was 25.0% compared with 20.7% for the prior year quarter. The tax rate was impacted in the current period by the following items: (i) a discrete tax benefit related to equity compensation, (ii) the jurisdictional mix of earnings, (iii) foreign withholding taxes, and (iv) increased capacity to utilize foreign tax credits.

13)     Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2021	2020
Basic - Average shares outstanding	12,023	12,228
Dilutive effect of unvested, restricted stock awards	126	53
Diluted - Average shares outstanding	12,149	12,281

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share. There were no outstanding instruments that had an anti-dilutive effect at September 30, 2021. There were 11,352 outstanding instruments that had an anti-dilutive effect at  September 30, 2020.

Performance stock units of 131,888 and 130,461 for the three months ended September 30, 2021 and 2020, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

14)     Accumulated Other Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	September 30, 2021	June 30, 2021
Foreign currency translation adjustment	$(23,660)	$(21,244)
Unrealized pension losses, net of tax	(91,175)	(92,372)
Unrealized losses on derivative instruments, net of tax	(1,431)	(2,524)
Total	$(116,266)	$(116,140)

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

16)     Industry Segment Information

The Company has five reportable segments organized around the types of products sold:

•	Electronics – manufactures and sells electronic components for applications throughout the end user market spectrum;
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

Net sales and income (loss) from continuing operations by segment were as follows (in thousands):

	Three Months Ended September 30,
	Net Sales		Income from Operations
	2021	2020	2021	2020
Industry segment:
Electronics	$75,836	$55,271	$18,273	$8,535
Engraving	35,170	36,401	4,874	5,873
Scientific	21,529	16,663	4,508	4,076
Engineering Technologies	17,573	17,633	899	469
Specialty Solutions	25,502	25,318	2,815	3,906
Corporate	-	-	(7,884)	(6,992)
Restructuring costs	-	-	(440)	(1,488)
Acquisition related costs	-	-	(217)	(25)
Sub-total	$175,610	$151,286	$22,828	$14,354
Interest expense			1,720	1,484
Other non-operating (income) expense			23	(173)
Income from continuing operations before income taxes			$21,085	$13,043

Net sales include only transactions with unaffiliated customers and include no intersegment sales. Income (loss) from operations by segment excludes interest expense and other non-operating (income) expense.

17)      Restructuring

The Company has undertaken a number of initiatives that have resulted in severance, restructuring, and related charges.

2022 Restructuring Initiatives

The Company continues to focus its efforts to reduce cost and improve productivity across its businesses, particularly through headcount reductions, facility closures, and consolidations. Restructuring expenses primarily related to headcount reductions and other cost saving initiatives. The Company expects the 2022 restructuring activities to be completed by 2023.

Prior Year Restructuring Initiatives

Restructuring expenses primarily related to headcount reductions and facility rationalization within our Specialty Solutions segment. The Company also incurred restructuring expenses related to third party assistance with analysis and implementation of these activities. The Company expects the prior year restructuring activities to be completed by 2022.

A summary of charges by initiative is as follows (in thousands):

	Three Months Ended
	September 30, 2021
Fiscal Year 2022	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$375	$65	$440
Prior year initiatives	-	-	-
	$375	$65	$440

	Three Months Ended
	September 30, 2020
Fiscal Year 2021	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$242	$161	$403
Prior year initiatives	812	273	1,085
	$1,054	$434	$1,488

Activity in the reserve related to the initiatives is as follows (in thousands):

Current Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2021	$-	$-	$-
Additions and adjustments	375	65	440
Payments	(375)	(65)	(440)
Restructuring liabilities at September 30, 2021	$-	$-	$-

Prior Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2021	$39	$10	$49
Additions and adjustments	-	-	-
Payments	(39)	(10)	(49)
Restructuring liabilities at September 30, 2021	$-	$-	$-

Prior Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2020	$520	$18	$538
Additions and adjustments	1,054	434	1,488
Payments	(1,483)	(419)	(1,902)
Restructuring liabilities at September 30, 2020	$91	$33	$124

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended
	September 30, 2021
	Involuntary Employee Severance and Benefit Costs	Other	Total
Electronics	$-	$-	$-
Engraving	284	65	349
Engineering Technologies	91	-	91
Specialty Solutions	-	-	-
Corporate	-	-	-
	$375	$65	$440

	Three Months Ended
	September 30, 2020
	Involuntary Employee Severance and Benefit Costs	Other	Total
Electronics	$169	$5	$174
Engraving	91	147	238
Engineering Technologies	35	-	35
Specialty Solutions	673	282	955
Corporate	86	-	86
	$1,054	$434	$1,488

Restructuring expense is expected to be approximately $1.6 million for the remainder of fiscal year 2022.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Quarterly Report that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company’s business and the results of its operations and that may cause the actual results of operations in future periods to differ materially from those currently expected or anticipated. These factors include, but are not limited to: the impact of pandemics such as the current coronavirus on employees, our supply chain, and the demand for our products and services around the world; materially adverse or unanticipated legal judgments, fines, penalties or settlements; conditions in the financial and banking markets, including fluctuations in exchange rates and the inability to repatriate foreign cash; domestic and international economic conditions, including the impact, length and degree of economic downturns on the customers and markets we serve and more specifically conditions in the automotive, construction, aerospace, defense, transportation, food service equipment, consumer appliance, energy, oil and gas and general industrial markets; lower-cost competition; the relative mix of products which impact margins and operating efficiencies in certain of our businesses; the impact of higher raw material and component costs, particularly steel, certain materials used in electronics parts, petroleum based products, and refrigeration components; the impact of higher transportation and logistics costs, especially with respect to transportation of goods from Asia; the impact of inflation on the costs of providing our products and services; an inability to realize the expected cost savings from restructuring activities including effective completion of plant consolidations, cost reduction efforts including procurement savings and productivity enhancements, capital management improvements, strategic capital expenditures, and the implementation of lean enterprise manufacturing techniques; the potential for losses associated with the exit from or divestiture of businesses that are no longer strategic or no longer meet our growth and return expectations; the inability to achieve the savings expected from global sourcing of raw materials and diversification efforts in emerging markets; the impact on cost structure and on economic conditions as a result of actual and threatened increases in trade tariffs; the inability to attain expected benefits from acquisitions and the inability to effectively consummate and integrate such acquisitions and achieve synergies envisioned by the Company; market acceptance of our products; our ability to design, introduce and sell new products and related product components; the ability to redesign certain of our products to continue meeting evolving regulatory requirements; the impact of delays initiated by our customers; our ability to increase manufacturing production to meet demand including as a result of labor shortages; and potential changes to future pension funding requirements. In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

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

It is our objective to grow larger and more profitable business units through both organic initiatives and acquisitions.  We seek to identify and implement organic growth initiatives such as new product development, geographic expansion, the introduction of products and technologies into new markets, key accounts and strategic sales channel partners, and the introduction of new technologies into existing markets. Also, we have a long-term objective to create sizable business platforms by adding strategically aligned or “bolt on” acquisitions to strengthen the individual businesses, create both sales and cost synergies with our core business platforms, and accelerate their growth and margin improvement.  We look to create both sales and cost synergies within our core business platforms, accelerate growth and improve margins.  We have a particular focus on identifying and investing in opportunities that complement our products and will increase the global presence and capabilities of our businesses.  From time to time, we have divested, and likely will continue to divest, businesses that we feel are not strategic or do not meet our growth and return expectations.

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

As a result of our portfolio moves, we have transformed Standex to a company with a more focused group of businesses selling customized solutions to high value end markets via a compelling customer value proposition.  The narrowing of the portfolio allows for greater management focus on driving operational disciplines and positions us well to continue benefitting from the economic rebound associated with the emergence from the end of the COVID-19 crisis and to use our cash flow from operations to invest selectively in our ongoing pipeline of organic and inorganic opportunities.

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

Restructuring expenses reflect costs associated with our efforts of continuously improving operational efficiency and expanding globally in order to remain competitive in our end user markets. We incur costs for actions to size our businesses to a level appropriate for current economic conditions, improve our cost structure, enhance our competitive position and increase operating margins. Such expenses include costs for moving facilities to locations that allow for lower fixed and variable costs, external consultants who provide additional expertise starting up plants after relocation, downsizing operations because of changing economic conditions, and other costs resulting from asset redeployment decisions.  Shutdown costs include severance, benefits, stay bonuses, lease and contract terminations, asset write-downs, costs of moving fixed assets, and moving and relocation costs. Vacant facility costs include maintenance, utilities, property taxes and other costs.

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

We believe the discussion of these items provides enhanced information to investors by disclosing their impact on the overall trend which provides a clearer comparative view of the KPI, as applicable.  For discussion of the impact of foreign exchange rates on KPIs, we calculate the impact as the difference between the current period KPI calculated at the current period exchange rate as compared to the KPI calculated at the historical exchange rate for the prior period.  For discussion of the impact of acquisitions, we isolate the effect on the KPI amount that would have existed regardless of such acquisition.  Sales resulting from synergies between the acquisition and existing operations of the Company are considered organic growth for the purposes of our discussion.

Unless otherwise noted, references to years are to fiscal years.

Impact of COVID-19 Pandemic on the Company

Given the global nature of our business and the number of our facilities worldwide, we continue to be impacted globally by COVID-19 related issues. We have taken effective action around the world to protect our health and safety, continue to serve our customers, support our communities and manage our cash flows.  Our priority was and remains the health and safety of all of our employees. Each of our facilities is following safe practices as defined in their local jurisdictions as well as sharing experiences and innovative ways of overcoming challenges brought on by the crisis during updates with global site leaders.  We are rigorously following health protocols in our plants, including changing work cell configurations and revising shift schedules when appropriate, in order to do our best to maintain operations. Initially we experienced revenue losses in many of our businesses due to the impact that the pandemic had on our customers. Conversely, public and private sector responses to COVID-19 vaccine distribution, especially in the United States, have also resulted in increased sales of scientific refrigeration equipment to customers within our Scientific reporting segment. More recently we have been impacted by (i) supply chain shortages and increased costs associated with the well-documented global logistics issues and (ii) labor shortages, especially in North America.

Given the impact that the pandemic created on our backlog and incoming order rate, we took actions to identify and implement cost savings and restructuring actions within each of our operating segments as well as our corporate headquarters.  Actions identified include reducing outside discretionary spend, the natural elimination of travel and trade show expenses that were a result of COVID-19 related curtailments, implementation of rolling furloughs in several businesses where appropriate, and the elimination of certain salaried and hourly positions.

We exited the first quarter of fiscal year 2022 with $130.7 million in cash and $199.6 million of borrowings under our revolving credit facility.  Our leverage ratio covenant, as defined in our revolving credit agreement, was 1.24 to 1 and allowed us the capacity to borrow an additional $267.1 million at September 30, 2021. We believe that we have sufficient liquidity around the world and access to financing to execute on our short and long-term strategic plans.

Finally, we continue to monitor our ability to participate in any governmental assistance programs available to us in each of our global locations and participate in these programs as available and appropriate.

Results from Continuing Operations

	Three Months Ended
	September 30,
(In thousands, except percentages)	2021	2020
Net sales	$175,610	$151,286
Gross profit margin	37.7%	36.2%
Income from operations	22,828	14,354

Three Months Ended
(In thousands)	September 30, 2021
Net sales, prior year period	$151,286
Components of change in sales:
Organic sales change	25,608
Effect of business divestitures	(3,037)
Effect of exchange rates	1,753
Net sales, current period	$175,610

Net sales increased in the first quarter of fiscal year 2022 by $24.3 million or 16.1% when compared to the prior year quarter. Organic sales increased $25.6 million or 16.9%, primarily due to strong demand in our Electronics segment, while foreign currency had a $1.8 million or 1.2% positive impact on sales.

Gross Profit Margin

Our gross margin for the first quarter of fiscal year 2022 was 37.7%, which increased from the prior year quarter’s gross margin of 36.2%. This increase is a result of organic sales increases and productivity initiatives, partially offset by raw material and ocean freight cost headwinds, a one-time project related charge at Engineering Technologies, along with production decreases due to a temporary work stoppage in our Specialty Solutions segment which was resolved during the quarter.

Selling, General, and Administrative Expenses

Selling, General, and Administrative (“SG&A”)  expenses for the first quarter of fiscal year 2022 were $42.8 million, or 24.3% of sales, compared to $38.9 million, or 25.7% of sales, during the prior year quarter.  SG&A expenses during the quarter were impacted by increased distribution expense of approximately $1.2 million associated with higher organic sales volume in the quarter, increases in research and development initiatives and general wage inflation.

Restructuring Charges

We incurred restructuring expenses of $0.4 million in the first quarter of fiscal year 2022, primarily related to productivity improvements and global headcount reductions within our Engraving segment.

We expect to incur restructuring costs of approximately $1.6 million throughout the remainder of fiscal year 2022 as we continue to focus our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions and productivity initiatives.

Acquisition Related Expenses

We incurred acquisition related expenses of $0.2 million in the first quarter of fiscal year 2022. Acquisition related expenses typically consist of due diligence, integration, and valuation expenses incurred in connection with recent or pending acquisitions.

Income from Operations

Income from operations for the first quarter of fiscal year 2022 was $22.8 million, compared to $14.4 million during the prior year quarter.  The increase of $8.5 million, or 59.0%, is primarily due to organic sales growth, productivity and cost savings initiatives, offset by increases in material and labor costs, including a temporary work stoppage which was resolved during the quarter.

Interest Expense

Interest expense for the first quarter of fiscal year 2022 was $1.7 million, a 15.9% increase from interest expense of $1.5 million during the prior year quarter. Our effective interest rate in the first quarter of fiscal year 2022 was 2.59%.

Income Taxes

Our effective tax rate from continuing operations for the first quarter of fiscal year 2022 was 25.0% compared with 20.7% for the prior year quarter. The tax rate was impacted in the current period by the following items: (i) a discrete tax benefit related to equity compensation, (ii) the jurisdictional mix of earnings, (iii) foreign withholding taxes, and (iv) increased capacity to utilize foreign tax credits.

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

	As of September 30, 2021		As of September 30, 2020
	Total Backlog	Backlog under 1 year	Total Backlog	Backlog under 1 year
Electronics	$134,974	$131,111	$62,442	$60,840
Engraving	25,483	19,333	18,873	14,695
Scientific	7,446	7,446	6,018	6,018
Engineering Technologies	56,667	43,283	91,363	59,816
Specialty Solutions	40,205	35,256	13,995	10,501
Total	$264,775	$236,429	$192,691	$151,870

Total backlog realizable under one year increased $84.6 million, or 55.7%, to $236.4 million at September 30, 2021 from $151.9 million at September 30, 2020. Electronics backlog increased 116% in all geographic markets in response to the beginning of the global recovery from the pandemic and new business opportunities. Backlog declines in the Engineering Technologies segment are primarily due to the divestiture of Enginetics and the weakening demand in the commercial aviation sector due to COVID-19 pandemic related slowdowns in that industry.

Changes in backlog under one year are as follows (in thousands):

As of
(In thousands)	September 30, 2021
Backlog under 1 year, prior year period	$151,870
Components of change in backlog:
Organic change	98,221
Effect of divestitures	(13,662)
Backlog under 1 year, current period	$236,429

Segment Analysis

Overall

Looking forward to the remainder of fiscal year 2022, we expect to be well positioned to build on fiscal year 2021 and the first quarter of fiscal year 2022 momentum, with anticipated year over year improvement in key financial metrics, supported by orders growth and productivity initiatives.

In general for fiscal year 2022, we continue to expect:

●	continued end market strength in reed switch and relay products as well as growth in magnetics in our Electronics segment;
●	an increase in soft trim demand in our Engraving segment;
●	a decline in demand for COVID-19 related vaccine storage in our Scientific segment;
●	continued strength in the commercial aviation market and growth in the space market in our Engineering Technologies segment; and
●	recovery in the food service market in our Specialty Solutions segment.

Electronics Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2021	2020	Change
Net sales	$75,836	$55,271	37.2%
Income from operations	18,273	8,535	114.1%
Operating income margin	24.1%	15.4%

Net sales in the first quarter of fiscal year 2022 increased $20.6 million, or 37.2%, when compared to the prior year quarter.  Organic sales increased by $19.9 million or 36.1%, reflecting a broad-based geographical recovery with a strengthening in demand for all product groups including relays in renewable energy and electric vehicle applications as well as reed switch demand in transportation end markets. The foreign currency impact increased sales by $0.6 million, or 1.1%.

Income from operations in the first quarter of fiscal year 2022 increased by $9.7 million, or 114.1%, when compared to the prior year quarter. The operating income increase was the result of organic sales growth, various price actions and cost saving initiatives, offset by material cost increases.

Sequentially during the second quarter of fiscal year 2022, we expect a slight decline in revenue and operating margin mostly due to fewer production days and product mix.

Engraving Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2021	2020	Change
Net sales	$35,170	$36,401	(3.4%)
Income from operations	4,874	5,873	(17.0%)
Operating income margin	13.9%	16.1%

Net sales in the first quarter of fiscal year 2022 decreased by $1.2 million, or 3.4%, when compared to the prior year quarter. Organic sales decreased by $2.3 million, or 6.3%, as a result of timing of projects and weaknesses in the core hard trim markets.  Organic declines were offset by foreign exchange impacts of $1.0 million, or 2.7%.

Income from operations in the first quarter of fiscal year 2022 decreased by $1.0 million, when compared to the prior year quarter.  Operating income declined during the quarter due to the impact of less favorable project mix, partially offset by productivity initiatives.

Sequentially during the second quarter of fiscal year 2022, we expect a slight revenue and operating margin increase reflecting favorable regional mix, project timing, demand for soft trim tooling and productivity initiatives.

Scientific

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2021	2020	Change
Net sales	$21,529	$16,663	29.2%
Income from operations	4,508	4,076	10.6%
Operating income margin	20.9%	24.5%

Net sales in the first quarter of fiscal year 2022 increased by $4.9 million, or 29.2%, compared to the prior year quarter. The net sales increase reflects overall growth in end markets, including pharmaceutical channels and clinical settings in response to continued demand for cold storage surrounding COVID-19 vaccine distribution, and in academic laboratories due to the post pandemic recovery.

Income from operations in the first quarter of fiscal year 2022 increased $0.4 million, or 10.6%, when compared to the prior year quarter reflecting revenue growth partially offset by higher freight costs and investments in new product development.

Sequentially during the second quarter of fiscal year 2022, we expect similar revenue and operating margin due to continued strong demand in our end markets and pricing actions, partially offset by increased freight costs.

Engineering Technologies Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2021	2020	Change
Net sales	$17,573	$17,633	(0.3%)
Income from operations	899	469	91.7%
Operating income margin	5.1%	2.7%

Net sales in the first quarter of fiscal year 2022  decreased by $0.1 million, or 0.3%, compared to the prior year quarter. Sales in the prior year quarter included revenue of $3.0 million related to our divested Enginetics business.  Excluding the impact of the divestiture, sales increased $3.0 million due to the sharp increase in general economic activity over the last twelve months, particularly in the commercial aviation industry, along with an increase in sales into the space end market, particularly related to commercial space travel.

Income from operations increased in the first quarter of fiscal year 2022 compared to the prior year period primarily due to productivity and cost savings measures implemented during the pandemic and maintained as economic activity resumed along with the absences of losses associated with the Enginetics business, offset by a $1.1 million one-time project-related charge during the quarter.

Sequentially during the second quarter of fiscal year 2022, we expect revenue to be similar due to strength in the commercial aviation and defense end markets, partially offset by project timing in the space end market. Operating margin is expected to increase significantly due to project mix complemented by ongoing productivity initiatives and the absence of the one-time project-related charge in the first quarter of fiscal year 2022.

Specialty

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2021	2020	Change
Net sales	$25,502	$25,318	0.7%
Income from operations	2,815	3,906	(27.9%)
Operating income margin	11.0%	15.4%

Net sales in the first quarter of fiscal year 2022 increased $0.2 million or 0.7% when compared to the prior year quarter. Organic sales increased $0.2 million, or 0.8%. Increased sales volume is primarily due to a continued recovery in the Pumps business, partially offset by the impact of a temporary work stoppage. The work stoppage was resolved during the first quarter.

Income from operations decreased $1.1 million or 27.9% in the first quarter of fiscal year 2022 when compared to the prior year quarter primarily as a result of higher costs of labor, including a temporary work stoppage and material price increases.

Sequentially during the second quarter of fiscal year 2022, we expect a moderate revenue and operating margin increase due to a return to previous production levels after the work stoppage and strong demand across our end markets.

Corporate and Other

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2021	2020	Change
Income (loss) from operations:
Corporate	$(7,884)	$(6,992)	12.8%
Restructuring	(440)	(1,488)	(70%)
Acquisition related costs	(217)	(25)	768.0%

Corporate expenses in the first quarter of fiscal year 2022 increased by 12.8% when compared to the prior year quarter. The increase primarily reflects general wage inflation and increased research and development costs.

The restructuring and acquisition related costs have been discussed above in the Company Overview.

Discontinued Operations

In pursuing our business strategy, the Company may divest certain businesses.  Future divestitures may be classified as discontinued operations based on their strategic significance to the Company. Net loss from Discontinued Operations were $0.0 million and $0.6 million as of September 30, 2021 and September 30, 2020 respectively.

Liquidity and Capital Resources

At September 30, 2021, our total cash balance was $130.7 million, of which $102.2 million was held by foreign subsidiaries.  During the first quarter of fiscal year 2022, we did not repatriate any cash to the United States from our foreign subsidiaries. We expect to repatriate between $15.0 million and $20.0 million during the second quarter of fiscal year 2022 and an additional $15.0 million during the second half of fiscal year 2022, however, the amount and timing of cash repatriation during the fiscal year will be dependent upon each business unit’s operational needs including requirements to fund working capital, capital expenditure, and jurisdictional tax payments. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Net cash provided by continuing operating activities for the three months ended September 30, 2021, was $13.1 million compared to net cash provided by continuing operating activities of $9.2 million in the prior year.  We generated $9.8 million from income statement activities and used $12.5 million of cash to fund working capital and other balance sheet increases.  Cash flow used in investing activities for the three months ended September 30, 2021 totaled $5.1 million and primarily consisted of $5.0 million used for capital expenditures. Cash used by financing activities for the three months ended September 30, 2021 was $12.6 million and consisted primarily of stock repurchases of $9.5 million, cash paid for dividends of $2.9 million, and contingent consideration payments due to the seller of the Renco business of $1.2 million.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of September 30, 2021, the Company used $6.1 million against the letter of credit sub-facility and had the ability to borrow $267.1 million under the facility based on our current trailing twelve-month EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants. The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition related charges up to the lower of $20.0 million or 10% of EBITDA.  The facility also allows for unlimited non-cash charges including purchase accounting and goodwill adjustments.  At September 30, 2021, the Company’s Interest Coverage Ratio was 13.7.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period.  At September 30, 2021, the Company’s Leverage Ratio was 1.24.

As of September 30, 2021, we had borrowings under our facility of $200.0 million. In order to manage our interest rate exposure on these borrowings, we are party to $200.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average fixed rate of 1.27%.  The effective rate of interest for our outstanding borrowings, including the impact of the interest rate swaps, was 2.59%.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect fiscal year 2022 capital spending to be between $25.0 and $30.0 million which includes amounts not spent in fiscal year 2021.  We also expect that fiscal year 2022 depreciation and amortization expense will be between $20.0 and $25.0 million and $10.0 and $15.0 million, respectively.

The following table sets forth our capitalization:

(In thousands)	September 30, 2021	June 30, 2021
Long-term debt	$199,575	$199,490
Less cash and cash equivalents	(130,683)	(136,367)
Net debt	68,892	63,123
Stockholders' equity	512,730	506,425
Total capitalization	$581,622	$569,548

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $209.0 million at September 30, 2021, as compared to $212.6 million at the most recent measurement date, which occurred as of June 30, 2021. The next measurement date to determine plan assets and benefit obligations will be on June 30, 2022.

The Company expects to pay $1.5 million in contributions to its defined benefit plans during the remainder of fiscal year 2022. Contributions of $0.1 million and $0.1 million were made during the three months ended September 30, 2021 and September 30, 2020, respectively. The Company expects to make contributions during fiscal year 2022 of $1.1 million to its U.S. defined benefit plan.  The Company expects to make contributions during fiscal year 2022 of $0.2 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively.  Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for four retired executives.  Current executives and new hires are not eligible for this program.  At September 30, 2021, the underlying policies had a cash surrender value of $19.6 million and are reported net of loans of $9.1 million for which we have the legal right of offset, these amounts are reported net on our balance sheet.

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

Defined Benefit Pension Plans – We record expenses related to these plans based upon various actuarial assumptions such as discount rates, mortality rates, and assumed rates of returns.  The Company’s pension plan is frozen for substantially all eligible U.S. employees and participants in the plan ceased accruing future benefits.

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

Critical Accounting Policies

The condensed consolidated financial statements include the accounts of Standex International Corporation and all of its subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements.  Although we believe that materially different amounts would not be reported due to the accounting policies adopted, the application of certain accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  Our Annual Report on Form 10-K for the year ended June 30, 2021 lists a number of accounting policies which we believe to be the most critical.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as loan payments, customer remittances, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At September 30, 2021 the fair value, in the aggregate, of the Company’s open foreign exchange contracts was an asset of less than $0.1 million.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at September 30, 2021, would not result in a material change in our operations, financial position, or cash flows.  We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate Risk

The Company’s effective interest rate on borrowings was 2.59% at September 30, 2021.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings and is mitigated by our use of interest rate swap agreements to modify our exposure to interest rate movements.  At September 30, 2021, we have $200.0 million of active floating to fixed rate swaps with terms ranging from one to four years.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.27%.  At September 30, 2021 the fair value, in the aggregate, of the Company’s interest rate swaps were liabilities of $2.6 million. A 25-basis point increase in interest rates would not change our annual interest expense as all of our outstanding debt is currently converted to fixed rate debts by means of interest rate swaps.

Concentration of Credit Risk

We have a diversified customer base. As such, the risk associated with concentration of credit risk is inherently minimized. As of September 30, 2021, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.     CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting during the quarterly period ended September 30, 2021 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities(1)
Quarter Ended September 30, 2021

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 - July 31, 2021	140	$93.13	140	$22,055

August 1 - August 31, 2021	77,601	$97.88	77,601	14,459

September 1 - September 30, 2021	19,085	$99.10	19,085	12,568

Total	96,826	98.12	96,826	12,568

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

STANDEX INTERNATIONAL CORPORATION

Date:	November 5, 2021	/s/ ADEMIR SARCEVIC
Ademir Sarcevic
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	November 5, 2021	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Vice President/Chief Accounting Officer/Assistant Treasurer