Form 10-Q
period 2021-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 2022-02-04
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

The number of shares of Registrant's Common Stock outstanding on February 1, 2022 was 12,235,330.

STANDEX INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1

STANDEX INTERNATIONAL CORPORATION

Unaudited Condensed Consolidated Balance Sheets

	December 31,	June 30,
(In thousands, except per share data)	2021	2021
ASSETS
Current Assets:
Cash and cash equivalents	$147,155	$136,367
Accounts receivable, less allowance for credit losses of $2,034 and $1,588 at December 31, 2021 and June 30, 2021, respectively	107,107	109,883
Inventories	102,223	91,862
Prepaid expenses and other current assets	28,869	23,504
Income taxes receivable	12,025	12,750
Total current assets	397,379	374,366

Property, plant, and equipment, net	129,242	133,373
Intangible assets, net	92,852	98,929
Goodwill	273,760	278,054
Deferred tax asset	7,851	9,566
Operating lease right-of-use asset	37,819	37,276
Other non-current assets	31,667	30,659
Total non-current assets	573,191	587,857

Total assets	$970,570	$962,223

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$75,254	$74,756
Accrued liabilities	53,941	61,717
Income taxes payable	8,815	7,236
Total current liabilities	138,010	143,709

Long-term debt	199,660	199,490
Operating lease long-term liabilities	30,114	29,041
Accrued pension and other non-current liabilities	79,336	83,558
Total non-current liabilities	309,110	312,089

Contingencies (Note 15)

Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000 shares authorized, 27,984,278 shares issued, 12,036,180 and 12,044,405 shares outstanding at December 31, 2021 and June 30, 2021	41,976	41,976
Additional paid-in capital	84,560	80,788
Retained earnings	877,158	852,489
Accumulated other comprehensive loss	(120,010)	(116,140)
Treasury shares: 15,948,098 and 15,939,873 shares at December 31, 2021 and June 30, 2021	(360,234)	(352,688)
Total stockholders' equity	523,450	506,425

Total liabilities and stockholders' equity	$970,570	$962,223

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2021	2020	2021	2020
Net sales	$185,709	$156,283	$361,319	$307,569
Cost of sales	116,937	98,267	226,310	194,816
Gross profit	68,772	58,016	135,009	112,753
Selling, general, and administrative expenses	43,531	40,199	86,283	79,069
Restructuring costs	843	509	1,283	1,996
Acquisition related costs	925	570	1,142	596
Other operating (income) expense, net	1,700	-	1,700	-
Total operating expenses	46,999	41,278	90,408	81,661
Income from operations	21,773	16,738	44,601	31,092
Interest expense	1,526	1,601	3,246	3,086
Other non-operating (income) expense, net	288	(60)	311	(231)
Income from continuing operations before income taxes	19,959	15,197	41,044	28,237
Provision for income taxes	4,929	3,189	10,193	5,885
Income from continuing operations	15,030	12,008	30,851	22,352
Income (loss) from discontinued operations, net of tax	(46)	(631)	(49)	(1,258)
Net income	$14,984	$11,377	$30,802	$21,094

Basic earnings (loss) per share:
Continuing operations	$1.25	$0.98	$2.56	$1.83
Discontinued operations	-	(0.05)	-	(0.10)
Total	$1.25	$0.93	$2.56	$1.73
Diluted earnings (loss) per share:
Continuing operations	$1.24	$0.98	$2.54	$1.82
Discontinued operations	-	(0.05)	-	(0.10)
Total	$1.24	$0.93	$2.54	$1.72

Weighted average number of shares:
Basic	12,033	12,195	12,028	12,213
Diluted	12,138	12,270	12,144	12,277

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2021	2020	2021	2020
Net income	$14,984	$11,377	$30,802	$21,094
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs, net of tax	$16	$(204)	$101	$(373)
Amortization of unrecognized costs, net of tax	1,105	1,269	2,217	2,535
Derivative instruments:
Change in unrealized gains (losses), net of tax	1,451	361	1,609	(97)
Amortization of unrealized gains (losses) into interest expense, net of tax	593	394	1,528	844
Foreign currency translation gains (losses), net of tax	(6,909)	11,082	(9,325)	20,601
Other comprehensive income (loss), net of tax	$(3,744)	$12,902	$(3,870)	$23,510
Comprehensive income	$11,240	$24,279	$26,932	$44,604

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders' Equity

				Accumulated Other
For the six month period ended		Additional		Comprehensive			Total
December 31, 2021	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, June 30, 2021	$41,976	$80,788	$852,489	$(116,140)	15,940	$(352,688)	$506,425
Stock issued under incentive compensation plans and employee purchase plans	-	(853)	-	-	(89)	2,000	1,147
Stock-based compensation	-	4,625	-	-	-	-	4,625
Treasury stock acquired	-	-	-	-	97	(9,546)	(9,546)
Comprehensive income:
Net income	-	-	30,802	-	-	-	30,802
Foreign currency translation adjustment	-	-	-	(9,325)	-	-	(9,325)
Pension, net of tax of $0.8 million	-	-	-	2,318	-	-	2,318
Change in fair value of derivatives, net of tax of $0.7 million	-	-	-	3,137	-	-	3,137
Dividends declared ($0.50 per share)	-	-	(6,133)	-	-	-	(6,133)
Balance, December 31, 2021	$41,976	$84,560	$877,158	$(120,010)	15,948	$(360,234)	$523,450

For the six month period ended December 31, 2020
(in thousands, except as specified)
Balance, June 30, 2020	$41,976	$72,752	$827,656	$(147,659)	15,748	$(333,093)	$461,632
Stock issued under incentive compensation plans and employee purchase plans	-	(492)	-	-	(69)	1,463	971
Stock-based compensation	-	4,288	-	-	-	-	4,288
Treasury stock acquired	-	-	-	-	124	(7,593)	(7,593)
Comprehensive income:							-
Net income	-	-	21,094	-	-	-	21,094
Foreign currency translation adjustment	-	-	-	20,601	-	-	20,601
Pension, net of tax of $0.7 million	-	-	-	2,162	-	-	2,162
Change in fair value of derivatives, net of tax of $0.2 million	-	-	-	747	-	-	747
Dividends declared ($0.46 per share)	-	-	(5,712)	-	-	-	(5,712)
Balance, December 31, 2020	$41,976	$76,548	$843,038	$(124,149)	15,803	$(339,223)	$498,190

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders' Equity

				Accumulated Other
For the three month period ended		Additional		Comprehensive			Total
December 31, 2021	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, September 30, 2021	$41,976	$82,065	$865,355	$(116,266)	15,957	$(360,400)	$512,730
Stock issued under incentive compensation plans and employee purchase plans	-	(41)	-	-	(9)	212	171
Stock-based compensation	-	2,536	-	-	-	-	2,536
Treasury stock acquired	-	-	-	-	-	(46)	(46)
Comprehensive income:
Net income	-	-	14,984	-	-	-	14,984
Foreign currency translation adjustment	-	-	-	(6,909)	-	-	(6,909)
Pension, net of tax of $0.4 million	-	-	-	1,121	-	-	1,121
Change in fair value of derivatives, net of tax of $0.6 million	-	-	-	2,044	-	-	2,044
Dividends declared ($0.26 per share)	-	-	(3,181)	-	-	-	(3,181)
Balance, December 31, 2021	$41,976	$84,560	$877,158	$(120,010)	15,948	$(360,234)	$523,450

For the three month period ended December 31, 2020
(in thousands, except as specified)
Balance, September 30, 2020	$41,976	$74,035	$834,645	$(137,051)	15,780	$(337,037)	$476,568
Stock issued under incentive compensation plans and employee purchase plans	-	(20)	-	-	(14)	297	277
Stock-based compensation	-	2,533	-	-	-	-	2,533
Treasury stock acquired	-	-	-	-	37	(2,483)	(2,483)
Comprehensive income:
Net income	-	-	11,377	-	-	-	11,377
Foreign currency translation adjustment	-	-	-	11,082	-	-	11,082
Pension, net of tax of $0.3 million	-	-	-	1,064	-	-	1,064
Change in fair value of derivatives, net of tax of $0.1 million	-	-	-	756	-	-	756
Dividends declared ($0.24 per share)	-	-	(2,984)	-	-	-	(2,984)
Balance, December 31, 2020	$41,976	$76,548	$843,038	$(124,149)	15,803	$(339,223)	$498,190

STANDEX INTERNATIONAL CORPORATION

 Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	December 31,
(In thousands)	2021	2020
Cash flows from operating activities
Net income	$30,802	$21,094
Income (loss) from discontinued operations	(49)	(1,258)
Income from continuing operations	30,851	22,352
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,222	16,521
Stock-based compensation	4,625	4,288
Non-cash portion of restructuring charge	337	(492)
Contributions to defined benefit plans	(104)	(4,880)
Changes in operating assets and liabilities, net	(14,232)	(6,281)
Net cash provided by operating activities - continuing operations	36,699	31,508
Net cash provided by (used in) operating activities - discontinued operations	(364)	2,254
Net cash provided by operating activities	36,335	33,762
Cash flows from investing activities
Expenditures for property, plant, and equipment	(9,721)	(10,145)
Expenditures for acquisitions, net of cash acquired	-	(27,398)
Other investing activity	1,646	275
Net cash provided by (used in) investing activities	(8,075)	(37,268)
Cash flows from financing activities
Proceeds from borrowings	-	17,000
Payments of debt	-	(17,000)
Contingent consideration payment	(1,167)	-
Activity under share-based payment plans	1,147	971
Purchases of treasury stock	(9,546)	(7,593)
Cash dividends paid	(6,019)	(5,624)
Net cash provided by (used in) financing activities	(15,585)	(12,246)
Effect of exchange rate changes on cash and cash equivalents	(1,887)	6,053
Net change in cash and cash equivalents	10,788	(9,699)
Cash and cash equivalents at beginning of year	136,367	118,809
Cash and cash equivalents at end of period	$147,155	$109,110

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$2,561	$2,527
Income taxes, net of refunds	$7,944	$8,363

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1)     Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and six months ended December 31, 2021 and 2020, the cash flows for the six months ended December 31, 2021 and 2020 and the financial position of Standex International Corporation (“Standex”, the “Company”, “we”, “us”, or “our”), at December 31, 2021. The interim results are not necessarily indicative of results for a full year. The following unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2021. The condensed consolidated balance sheet at June 30, 2021 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2021. Unless otherwise noted, references to years are to the Company’s fiscal years. Currently our fiscal year end is June 30.  For further clarity, our fiscal year 2022 includes the twelve-month period from July 1, 2021 to June 30, 2022.

The estimates and assumptions used in the preparation of the consolidated financial statements have considered the implications on the Company as a result of the COVID-19 pandemic and its related economic impacts. As a result of the COVID-19 pandemic,  there is heightened volatility and uncertainty around supply chain performance, labor availability, and customer demand. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of  December 31, 2021 and the issuance date of the Quarterly Report on Form 10-Q.

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

2)     Acquisitions

The Company's recent acquisitions are strategically significant to the future growth prospects of the Company. At the time of the acquisition and December 31, 2021, the Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

During the first quarter of fiscal year 2021, the Company acquired Renco Electronics ("Renco"), a designer and manufacturer of customized standard magnetics components and products including transformers, inductors, chokes and coils for power and RF applications.  Renco’s end markets and customer base in areas such as consumer and industrial applications are highly complementary to our existing business with the potential to further expand key account relationships and capitalize on cross selling opportunities between the two companies.  Renco operates one manufacturing facility in Florida and is supported by contract manufacturers in Asia. Renco’s results are reported within our Electronics segment.

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

The components of the fair value of the Renco Electronics acquisition, including the final allocation of the purchase price are as follows (in thousands):

Final Allocation
Fair value of business combination:
Cash payments	$29,613
Less, cash acquired	(2,207)
Fair value of contingent consideration	3,000
Total	$30,406

Final Allocation
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$4,522
Inventories	5,446
Property, plant, & equipment	410
Identifiable intangible assets	10,400
Goodwill	13,991
Debt assumed	(712)
Liabilities assumed	(3,651)
Total	$30,406

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

Acquisition related costs for the three months ended December 31, 2021, and 2020 were $0.9 million and $0.6 million, respectively. Acquisition related costs for the six months ended December 31, 2021, and 2020 were $1.1 million and $0.6 million, respectively.

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

Disaggregation of Revenue from Contracts with Customers

The following table presents revenue disaggregated by product line and segment (in thousands):

	Three Months Ended
Revenue by Product Line	December 31, 2021	December 31, 2020

Electronics	$76,626	$60,156

Engraving Services	34,321	34,976
Engraving Products	2,323	2,974
Total Engraving	36,644	37,950

Scientific	24,636	17,893

Engineering Technologies	18,095	17,507

Hydraulics Cylinders and Systems	13,248	10,623
Merchandising & Display	8,422	6,041
Pumps	8,038	6,113
Total Specialty Solutions	29,708	22,777

Total revenue by product line	$185,709	$156,283

The following table presents revenue disaggregated by product line and segment (in thousands):

	Six Months Ended
Revenue by Product Line	December 31, 2021	December 31, 2020

Electronics	$152,462	$115,427

Engraving Services	67,238	69,296
Engraving Products	4,576	5,055
Total Engraving	71,814	74,351

Scientific	46,165	34,556

Engineering Technologies	35,668	35,140

Hydraulics Cylinders and Systems	23,901	22,954
Merchandising & Display	15,110	13,239
Pumps	16,199	11,902
Total Specialty Solutions	55,210	48,095

Total revenue by product line	$361,319	$307,569

The following table presents revenue from continuing operations disaggregated by geography based on company’s locations (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Net sales	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
United States	$105,597	$91,392	$204,581	$183,506
Asia Pacific	42,145	30,610	79,401	57,474
EMEA (1)	34,877	30,364	70,878	59,182
Other Americas	3,090	3,917	6,459	7,407
Total	$185,709	$156,283	$361,319	$307,569

(1) EMEA consists primarily of Europe, Middle East and S. Africa.

The following table presents revenue from continuing operations disaggregated by timing of recognition (in thousands) for the three months ended:

	Three Months Ended
Timing of Revenue Recognition	December 31, 2021	December 31, 2020
Products and services transferred at a point in time	$175,616	$147,167
Products transferred over time	10,093	9,116
Net sales	$185,709	$156,283

	Six Months Ended
Timing of Revenue Recognition	December 31, 2021	December 31, 2020
Products and services transferred at a point in time	$340,039	$290,638
Products transferred over time	21,280	16,931
Net Sales	$361,319	$307,569

Contract Balances

Contract assets represent sales recognized in excess of billings related to work completed but not yet shipped for which revenue is recognized over time. Contract assets are recorded as prepaid expenses and other current assets. Contract liabilities are customer deposits for which revenue has not been recognized. Current contract liabilities are recorded as accrued liabilities.

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

The following table provides information about contract assets and liability balances (in thousands):

	Balance at Beginning of Period	Additions	Amount Recognized	Balance at End of Period
Six months ended December 31, 2021
Contract assets:
Prepaid expenses and other current assets	$15,013	$19,034	$14,678	$19,369
Contract liabilities:
Customer deposits	471	6,472	6,691	252

	Balance at Beginning of Period	Additions	Amount Recognized	Balance at End of Period
Six months ended December 31, 2020
Contract assets:
Prepaid expenses and other current assets	$9,140	$13,774	$13,305	$9,609
Contract liabilities:
Customer deposits	2,298	4,382	6,315	365

We recognized the following revenue which was included in the contract liability beginning balances (in thousands):

	December 31, 2021
Revenue recognized in the period from:	Three months ended	Six months ended
Amounts included in the contract liability balance at the beginning of the period	$252	$471

	December 31, 2020
Revenue recognized in the period from:	Three months ended	Six months ended
Amounts included in the contract liability balance at the beginning of the period	$1,418	$2,298

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

There were no transfers of assets or liabilities between any levels of the fair value measurement hierarchy at December 31, 2021 and June 30, 2021. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, accounts payable, and debt are carried at cost, which approximates fair value.

The fair values of financial instruments were as follows (in thousands):

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$3,809	$3,809	$-	$-
Foreign exchange contracts	9	-	9	-
Interest rate swaps	1,006	-	1,006	-

Liabilities
Foreign exchange contracts	$40	$-	40	$-
Interest rate swaps	1,057	-	1,057	-
Contingent acquisition payments (a)	2,167	-	-	2,167

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,988	$2,988	$-	$-
Foreign exchange contracts	255	-	255	-

Liabilities
Foreign exchange contracts	$1,222	$-	$1,222	$-
Interest rate swaps	3,096	-	3,096	-
Contingent acquisition payments (a)	3,333	-	-	3,333

(a) The fair value of contingent consideration arrangements is determined based on the Company's evaluation as to the probability and amount of any contingent consideration that has been earned to date.

The financial liabilities based upon Level 3 inputs include contingent consideration arrangements relating to the acquisitions of Renco Electronics and GS Engineering. The Company is contractually obligated to pay contingent consideration payments to the Sellers of these businesses based on the achievement of certain criteria.

The Company is contractually obligated to pay contingent consideration to the sellers of GS Engineering in the event that certain revenue and gross margin targets are achieved during the five years following acquisition. The targets set in the GS Engineering stock purchase agreement were not met for the first or second year, which concluded in the fourth quarter of fiscal years 2020 and 2021, respectively. As of December 31, 2021, the Company could be required to pay up to $12.8 million for contingent consideration arrangements if the revenue and gross margin targets are met in fiscal years 2022 through 2024.

The Company is also obligated to pay contingent consideration to the sellers of Renco Electronics in the event that certain earnings targets are achieved during the three years following acquisition. Contingent acquisition payments are scheduled to be paid in periods through fiscal year 2024. During the first quarter of fiscal year 2022, the Company paid $1.2 million to the sellers as Renco exceeded the earnings targets during the first year of the measurement period. As of December 31, 2021, the Company could be required to pay up to an additional $2.2 million for contingent consideration arrangements if the earnings targets are met.

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

5)     Inventories

Inventories from continuing operations are comprised of the following (in thousands):

	December 31, 2021	June 30, 2021
Raw materials	$50,246	$47,000
Work in process	24,121	22,539
Finished goods	27,856	22,323
Total	$102,223	$91,862

Distribution costs associated with the sale of inventory, which are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations were $4.9 million and $2.9 million for the three months ended  December 31, 2021 and 2020, respectively. Distribution costs were $8.6 million and $5.4 million for the six months ended   December 31, 2021 and 2020, respectively.

6)     Goodwill

Changes to goodwill by segment during the period were as follows (in thousands):

	June 30, 2021	Translation Adjustment	December 31, 2021
Electronics	$144,832	$(3,620)	$141,212
Engraving	77,378	(443)	76,935
Scientific	15,454	-	15,454
Engineering Technologies	37,085	(231)	36,854
Specialty Solutions	3,305	-	3,305
Total	$278,054	$(4,294)	$273,760

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

The changes in warranty reserves from continuing operations, which are recorded as a component of accrued liabilities were as follows (in thousands):

	December 31, 2021	June 30, 2021
Balance at beginning of year	$2,086	$1,781
Acquisitions and other charges	(62)	68
Warranty expense	326	2,007
Warranty claims	(582)	(1,770)
Balance at end of period	$1,768	$2,086

8)     Debt

Long-term debt is comprised of the following (in thousands):

	December 31, 2021	June 30, 2021
Bank credit agreements	$200,000	$200,000
Total funded debt	200,000	200,000
Issuance cost	(340)	(510)
Total long-term debt	$199,660	$199,490

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

At December 31, 2021, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $6.1 million and had the ability to borrow $281.2 million under the facility. Funds borrowed under the facility  may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants which the Company was compliant with as of  December 31, 2021.  At December 31, 2021, the carrying value of the current borrowings approximate fair value.

9)	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2021	June 30, 2021
Payroll and employee benefits	$23,321	$32,550
Workers' compensation	2,193	2,118
Warranty reserves	1,768	2,086
Fair value of derivatives	1,097	4,318
Operating lease current liability	7,456	7,933
Other	18,106	12,712
Total	$53,941	$61,717

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

The Company’s effective swap agreements convert the base borrowing rate on $200 million of debt due under our revolving credit agreement from a variable rate equal to 1 month LIBOR to a weighted average fixed rate of 1.27% at December 31, 2021. The fair value of the swaps, recognized in accrued liabilities and in other comprehensive income, is as follows (in thousands, except percentages):

Effective Date	Notional Amount	Fixed Interest Rate	Maturity	December 31, 2021	June 30, 2021
May 24, 2017	25,000	1.88%	April 24, 2022	$(146)	$(374)
August 6, 2018	25,000	2.83%	August 6, 2023	(911)	(1,401)
March 23, 2020	100,000	0.91%	March 23, 2025	641	(907)
April 24, 2020	25,000	0.88%	April 24, 2025	200	(192)
May 24, 2020	25,000	0.91%	March 24, 2025	165	(222)
				$(51)	$(3,096)

The Company reported no losses for the three and six months ended December 31, 2021, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense. Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as collections from customers and loan payments between subsidiaries. The Company enters into such contracts for hedging purposes only. The Company has designated certain of these currency contracts as hedges, and changes in the fair value of these contracts are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with these contracts will be reported in net income. At December 31, 2021 and June 30, 2021, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized losses of less than $0.1 million and losses of $1.0 million, respectively, which approximate the unrealized gains and losses on the related loans. The contracts have maturity dates ranging from fiscal year 2022 to 2024, which correspond to the related intercompany loans.

The notional amounts of the Company’s forward contracts, by currency, are as follows (in thousands):

Currency	December 31, 2021	June 30, 2021
USD	-	987
EUR	5,750	5,750
SGD	6,800	21,836
CAD	20,600	20,600

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

	Asset Derivatives
	December 31, 2021		June 30, 2021
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$1,006		$-
Foreign exchange contracts	Prepaid expenses and other current assets	9	Prepaid expenses and other current assets	255
		$1,015		$255

	Liability Derivatives
	December 31, 2021		June 30, 2021
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued liabilities	$1,057	Accrued liabilities	$3,096
Foreign exchange contracts	Accrued liabilities	40	Accrued liabilities	1,222
		$1,097		$4,318

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Interest rate swaps	$1,901	$(24)	$1,840	$(481)
Foreign exchange contracts	18	380	222	266
	$1,919	$356	$2,062	$(215)

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to net income for the periods ended (in thousands):

Details about Accumulated					Affected line item
Other Comprehensive	Three Months Ended		Six Months Ended		in the Unaudited
Income (Loss) Components	December 31,		December 31,		Condensed Statements
	2021	2020	2021	2020	of Operations
Interest rate swaps	$602	$572	$1,204	$1,128	Interest expense
Foreign exchange contracts	137	(38)	619	(7)	Other non-operating (income) expense, net
	$739	$534	$1,823	$1,121

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

Net periodic benefit cost for the Company’s U.S. and Foreign pension benefit plans for the periods ended consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Service cost	$1	$1	$59	$55
Interest cost	1,830	1,860	195	178
Expected return on plan assets	(3,259)	(3,253)	(217)	(155)
Recognized net actuarial loss	1,383	1,483	86	186
Amortization of prior service cost	-	-	(1)	(1)
Net periodic benefit cost	$(45)	$91	$122	$263

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Service cost	$2	$2	$122	$110
Interest cost	3,660	3,720	385	354
Expected return on plan assets	(6,519)	(6,506)	(428)	(307)
Recognized net actuarial loss	2,767	2,967	170	369
Amortization of prior service cost	-	-	(2)	(2)
Net periodic benefit cost	$(90)	$183	$247	$524

The following table sets forth the amounts recognized for the Company's defined benefit pension plans (in thousands):

Amounts recognized in the consolidated balance sheets consist of:	December 31, 2021	June 30, 2021
Prepaid benefit cost	$5,584	$5,661
Current liabilities	(591)	(517)
Non-current liabilities	(44,048)	(47,425)
Net amount recognized	$(39,055)	$(42,281)

The contributions made to defined benefit plans are presented below along with remaining contributions to be made for fiscal year 2022 (in thousands):

	Fiscal Year 2022		Fiscal Year 2021		Remaining
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Contributions
Contributions to defined benefit plans	December 31, 2021	December 31, 2021	December 31, 2020	December 31, 2020	FY 2022
United States, funded plan	$-	$-	$4,776	$4,776	$-
United States, unfunded plan	52	104	52	104	107
United Kingdom	-	-	-	-	-
Germany, unfunded plan	-	-	-	-	283
Ireland	-	-	-	-	66
	$52	$104	$4,828	$4,880	$456

12)     Income Taxes

The Company's effective tax rate from continuing operations for the second quarter of fiscal year 2022 and for the six months of the fiscal year ending June 30, 2022 was 24.7% and 24.8%, respectively compared with 21.0% and 24.8% for the prior year quarter and prior year period, respectively. The tax rate was impacted in the current period by the following items: (i) a discrete tax benefit related to equity compensation, (ii) the jurisdictional mix of earnings, (iii) foreign withholding taxes, and (iv) reduction of global intangible low-taxed income.

13)     Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Basic - Average shares outstanding	12,033	12,195	12,028	12,213
Dilutive effect of unvested, restricted stock awards	105	75	116	64
Diluted - Average shares outstanding	12,138	12,270	12,144	12,277

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share. There were no outstanding instruments that had an anti-dilutive effect at December 31, 2021. There were 10,658 outstanding instruments that had an anti-dilutive effect at  December 31, 2020.

Performance stock units of 143,233 and 130,461 for the six months ended December 31, 2021 and 2020, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

14)     Accumulated Other Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	December 31, 2021	June 30, 2021
Foreign currency translation adjustment	$(30,569)	$(21,244)
Unrealized pension losses, net of tax	(90,054)	(92,372)
Unrealized gains (losses) on derivative instruments, net of tax	613	(2,524)
Total	$(120,010)	$(116,140)

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

Litigation

In the second quarter of fiscal year 2019, a lawsuit was filed against Standex Electronics, Inc. ("Electronics"), a wholly owned subsidiary of the Company, by Miniature Precision Components, Inc. ("MPC"), a customer, seeking damages in connection with allegedly faulty sensors designed and manufactured by Electronics.  The subject sensors were incorporated by MPC into a subassembly sold by MPC to its customer, an automotive manufacturer. MPC alleges that the sensors incorrectly activated a diagnostic code in vehicles for which MPC’s customer issued a service bulletin, resulting in significant warranty costs for MPC. In the litigation, which is pending in the U.S. District Court for the Eastern District of Wisconsin, MPC seeks indemnification from Electronics for its costs. Electronics has numerous defenses to MPC’s claims. Trial for this case is currently scheduled for July 2022. During the second quarter of fiscal year 2022, the Company engaged in unsuccessful mediation with MPC, during which the Company offered to settle the matter in order to avoid the inherent risk of litigation as well as the cost of diverting internal resources. As a result, the Company has recorded $1.7 million as accrued liabilities related to this litigation. Based upon developments to date, the Company believes that the range of any reasonably possible loss, in excess of amounts accrued, would be between $0 and $6.3 million. The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgement and a variety of assumptions and known and unknown uncertainties.

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

Net sales and income (loss) from continuing operations by segment were as follows (in thousands):

	Three Months Ended December 31,
	Net Sales		Income from Operations
	2021	2020	2021	2020
Industry segment:
Electronics	$76,626	$60,156	$17,157	$9,962
Engraving	36,644	37,950	5,204	6,501
Scientific	24,636	17,893	5,490	4,234
Engineering Technologies	18,095	17,507	2,314	1,363
Specialty Solutions	29,708	22,777	3,738	3,211
Corporate	-	-	(8,662)	(7,454)
Restructuring costs	-	-	(843)	(509)
Acquisition related costs	-	-	(925)	(570)
Other operating income (expense), net	-	-	(1,700)	-
Sub-total	$185,709	$156,283	$21,773	$16,738
Interest expense			1,526	1,601
Other non-operating (income) expense			288	(60)
Income from continuing operations before income taxes			$19,959	$15,197

	Six Months Ended December 31,
	Net Sales		Income from Operations
	2021	2020	2021	2020
Industry segment:
Electronics	$152,462	$115,427	$35,430	$18,497
Engraving	71,814	74,351	10,078	12,374
Scientific	46,165	34,556	9,998	8,310
Engineering Technologies	35,668	35,140	3,213	1,831
Specialty Solutions	55,210	48,095	6,553	7,117
Corporate	-	-	(16,546)	(14,445)
Restructuring costs	-	-	(1,283)	(1,996)
Acquisition related costs	-	-	(1,142)	(596)
Other operating income (expense), net	-	-	(1,700)	-
Sub-total	$361,319	$307,569	$44,601	$31,092
Interest expense			3,246	3,086
Other non-operating (income) expense			311	(231)
Income from continuing operations before income taxes			$41,044	$28,237

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

A summary of charges by initiative is as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2021			December 31, 2021
Fiscal Year 2022	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$296	$547	$843	$671	$612	$1,283

	Three Months Ended			Six Months Ended
	December 31, 2020			December 31, 2020
Fiscal Year 2021	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$222	$201	$423	$463	$362	$825
Prior year initiatives	82	4	86	894	277	1,171
	$304	$205	$509	$1,357	$639	$1,996

Activity in the reserve related to the initiatives is as follows (in thousands):

Current Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2021	$-	$-	$-
Additions and adjustments	671	612	1,283
Payments	(578)	(319)	(897)
Restructuring liabilities at December 31, 2021	$93	$293	$386

Prior Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2021	$39	$10	$49
Additions and adjustments	-	-	-
Payments	(39)	(10)	(49)
Restructuring liabilities at December 31, 2021	$-	$-	$-

Prior Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2020	$520	$18	$538
Additions and adjustments	1,356	640	1,996
Payments	(1,830)	(658)	(2,488)
Restructuring liabilities at December 31, 2020	$46	$-	$46

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2021			December 31, 2021
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Electronics	$72	$18	$90	$72	$18	$90
Engraving	169	465	634	453	530	983
Engineering Technologies	50	-	50	141	-	141
Specialty Solutions	-	64	64	-	64	64
Corporate	5	-	5	5	-	5
	$296	$547	$843	$671	$612	$1,283

	Three Months Ended			Six Months Ended
	December 31, 2020			December 31, 2020
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Electronics	$82	$-	$82	$251	$5	$256
Engraving	190	201	391	280	348	628
Engineering Technologies	2	-	2	37	-	37
Specialty Solutions	-	4	4	673	286	959
Corporate	30	-	30	116	-	116
	$304	$205	$509	$1,357	$639	$1,996

Restructuring expense is expected to be approximately $1.1 million for the remainder of fiscal year 2022.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As a result of our portfolio moves over the past several years, we have transformed Standex to a company with a more focused group of businesses selling customized solutions to high value end markets via a compelling customer value proposition.  The narrowing of the portfolio allows for greater management focus on driving operational disciplines and positions us well to continue benefitting from the economic rebound associated with the emergence from the end of the COVID-19 crisis and to use our cash flow from operations to invest selectively in our ongoing pipeline of organic and inorganic opportunities.

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

Impact of COVID-19 Pandemic on the Company

Given the global nature of our business and the number of our facilities worldwide, we continue to be impacted globally by COVID-19 related issues. We have taken effective action around the world to protect our health and safety, continue to serve our customers, support our communities and manage our cash flows.  Our priority was and remains the health and safety of all of our employees. Each of our facilities is following safe practices as defined in their local jurisdictions as well as sharing experiences and innovative ways of overcoming challenges brought on by the crisis during updates with global site leaders.  We are rigorously following health protocols in our plants, including changing work cell configurations and revising shift schedules when appropriate, in order to do our best to maintain operations. Initially, we experienced revenue reductions in many of our businesses due to the impact that the pandemic had on our customers. Conversely, public and private sector responses to COVID-19 vaccine distribution, especially in the United States, have also resulted in increased sales of scientific refrigeration equipment to customers within our Scientific reporting segment. More recently we have been impacted by (i) supply chain shortages and increased costs associated with the well-documented global logistics issues and (ii) labor shortages, especially in North America.

We exited the second quarter of fiscal year 2022 with $147.2 million in cash and $199.7 million of borrowings under our revolving credit facility.  Our leverage ratio covenant, as defined in our revolving credit agreement, was 1.20 to 1 and allowed us the capacity to borrow an additional $281.2 million at December 31, 2021. We believe that we have sufficient liquidity around the world and access to financing to execute on our short and long-term strategic plans.

Finally, we continue to monitor our ability to participate in any governmental assistance programs available to us in each of our global locations and participate in these programs as available and appropriate.

Results from Continuing Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except percentages)	2021	2020	2021	2020
Net sales	$185,709	$156,283	$361,319	$307,569
Gross profit margin	37.0%	37.1%	37.4%	36.7%
Income from operations	21,773	16,738	44,601	31,092

	Three Months Ended	Six Months Ended
(In thousands)	December 31, 2021	December 31, 2021
Net sales, prior year period	$156,283	$307,569
Components of change in sales:
Organic sales change	32,016	57,623
Effect of business divestitures	(2,302)	(5,338)
Effect of exchange rates	(288)	1,465
Net sales, current period	$185,709	$361,319

Net sales increased in the second quarter of fiscal year 2022 by $29.4 million or 18.8% when compared to the prior year quarter. Organic sales increased $32.0 million or 20.5%, primarily due to pricing actions and strong demand in our Electronics and Scientific segments, while foreign currency had a $0.3 million or 0.2% negative impact on sales. Sales in the prior year quarter included revenue of $2.3 million related to our divested Enginetics business.

Net sales increased in the six months ended December 31, 2021 by $53.8 million or 17.5% when compared to the prior year period. Organic sales increased $57.6 million or 18.7%, primarily due to pricing actions and strong demand in our Electronics and Scientific segments, while foreign currency had a $1.5 million or 0.5% positive impact on sales. Sales in the prior year period included revenue of $5.4 million related to our divested Enginetics business.

Gross Profit Margin

Our gross margin for the second quarter of fiscal year 2022 was 37.0%, which slightly declined from the prior year quarter’s gross margin of 37.1%. This decline is primarily the result of project mix, and raw material and ocean freight cost headwinds, offset by organic sales increases and price and productivity initiatives across our segments.

Our gross margin for six months ended December 31, 2021 was 37.4%, which increased from the prior year quarter’s gross margin of 36.7%. This increase is a result of organic sales increases and price and productivity initiatives, partially offset by raw material and ocean freight cost headwinds, a one-time project related charge at Engineering Technologies in the first quarter, along with production decreases due to a temporary work stoppage in our Specialty Solutions segment which was resolved during the first quarter.

Selling, General, and Administrative Expenses

Selling, General, and Administrative (“SG&A”) expenses for the second quarter of fiscal year 2022 were $43.5 million, or 23.4% of sales, compared to $40.2 million, or 25.7% of sales, during the prior year quarter.  SG&A expenses during the quarter were impacted by increased distribution expense of approximately $2.1 million associated with higher organic sales volume in the quarter, as well as increases in research and development costs and compensation related accruals.

SG&A expenses for the six months ended December 31, 2021 were $86.3 million, or 23.9% of sales, compared to $79.1 million, or 25.7% of sales, during the six months ended December 31, 2020.  SG&A expenses during the period were impacted by increased distribution expense of approximately $3.3 million associated with higher organic sales volume in the six months ended December 31, 2021, increases in research and development costs and compensation related accruals.

Restructuring Charges

We incurred restructuring expenses of $0.8 million in the second quarter of fiscal year 2022 and $1.3 million for the six months ended December 31, 2021, primarily related to productivity improvements and global headcount reductions within our Engraving segment.

We expect to incur restructuring costs of approximately $1.1 million throughout the remainder of fiscal year 2022 as we continue to focus our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions and productivity initiatives.

Acquisition Related Expenses

We incurred acquisition related expenses of $0.9 million in the second quarter of fiscal year 2022 and $1.1 million for the six months ended December 31, 2021. Acquisition related expenses typically consist of due diligence, integration, and valuation expenses incurred in connection with recent or pending acquisitions.

Income from Operations

Income from operations for the second quarter of fiscal year 2022 was $21.8 million, compared to $16.7 million during the prior year quarter.  The increase of $5.1 million, or 30.1%, is primarily due to organic sales growth, productivity and cost savings initiatives, offset by increases in material costs.

Income from operations for the six months ended December 31, 2021 was $44.6 million, compared to $31.1 million during the prior year quarter.  The increase of $13.5 million, or 43.4%, is primarily due to organic sales growth, productivity and cost savings initiatives, offset by increases in material costs.

Interest Expense

Interest expense for the second quarter of fiscal year 2022 was $1.5 million, a 4.7% decrease from interest expense of $1.6 million during the prior year quarter. Interest expense for the six months ended December 31, 2021 was $3.2 million, a 5.2% increase from interest expense of $3.1 million during the prior year. Our effective interest rate in the second quarter of fiscal year 2022 was 2.62%.

Income Taxes

Our effective tax rate from continuing operations for the second quarter of fiscal year 2022 and for the six months of the fiscal year ending June 30, 2022 was 24.7% and 24.8%, respectively compared with 21.0% and 24.8% for the prior year quarter and prior year period, respectively. The tax rate was impacted in the current period by the following items: (i) a discrete tax benefit related to equity compensation, (ii) the jurisdictional mix of earnings, (iii) foreign withholding taxes, and (iv) reduction of global intangible low-taxed income.

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

	As of December 31, 2021		As of December 31, 2020
	Total Backlog	Backlog under 1 year	Total Backlog	Backlog under 1 year
Electronics	$153,080	$143,485	$77,243	$76,190
Engraving	26,260	20,666	23,194	15,710
Scientific	7,973	7,973	9,849	9,849
Engineering Technologies	58,532	46,681	87,984	56,495
Specialty Solutions	48,590	45,377	17,746	14,262
Total	$294,435	$264,182	$216,016	$172,506

Total backlog realizable under one year increased $91.7 million, or 53.1%, to $264.2 million at December 31, 2021 from $172.5 million at December 31, 2020. Electronics backlog increased 98% in all geographic markets in response to the beginning of the global recovery from the pandemic and new business opportunities. Backlog declines in the Engineering Technologies segment are primarily due to the divestiture of Enginetics and the weakening demand in the commercial aviation sector due to COVID-19 pandemic related slowdowns in that industry.

Changes in backlog under one year are as follows (in thousands):

As of
(In thousands)	December 31, 2021
Backlog under 1 year, prior year period	$172,506
Components of change in backlog:
Organic change	106,226
Effect of divestiture	(14,550)
Backlog under 1 year, current period	$264,182

Segment Analysis

Overall

Looking forward to the remainder of fiscal year 2022, we expect to be well positioned to build on fiscal year 2021 and the six months ended December 31, 2021 momentum, with anticipated year over year improvement in key financial metrics, supported by orders growth and productivity initiatives.

In general for fiscal year 2022, we continue to expect:

●	continued end market strength in reed switch and relay products as well as growth in magnetics in our Electronics segment;
●	an increase in soft trim demand in our Engraving segment;
●	a decline in demand for COVID-19 related vaccine storage in our Scientific segment;
●	continued strength in the commercial aviation market and growth in the space market in our Engineering Technologies segment; and
●	continued recovery in the food service market in our Specialty Solutions segment.

Electronics Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2021	2020	Change	2021	2020	Change
Net sales	$76,626	$60,156	27.4%	$152,462	$115,427	32.1%
Income from operations	17,157	9,962	72.2%	35,430	18,497	91.5%
Operating income margin	22.4%	16.6%		23.2%	16.0%

Net sales in the second quarter of fiscal year 2022 increased $16.5 million, or 27.4%, when compared to the prior year quarter.  Organic sales increased by $16.8 million or 27.9%, reflecting a broad-based geographical recovery with a strengthening in demand for all product groups including relays in renewable energy and electric vehicle applications as well as reed switch demand in transportation end markets and the impacts of pricing actions. The foreign currency impact decreased sales by $0.3 million, or 0.5%.

Income from operations in the second quarter of fiscal year 2022 increased by $7.2 million, or 72.2%, when compared to the prior year quarter. The operating income increase was the result of organic sales growth, various price actions and cost saving initiatives, partially offset by material and freight cost increases.

Net sales in the six months ended December 31, 2021 increased $37.0 million, or 32.1%, when compared to the prior year period. Organic sales increased by $36.7 million or 31.8%, reflecting a broad-based geographical recovery with a strengthening in demand for all product groups including relays in renewable energy and electric vehicle applications as well as reed switch demand in transportation end markets and the impact of pricing actions. The foreign currency impact increased sales by $0.3 million, or 0.2%.

Income from operations in the six months ended December 31, 2021 increased by $16.9 million, or 91.5% when compared to the prior year period. The operating income increase was the result of organic sales growth, various price actions and cost saving initiatives, partially offset by material cost increases.

Sequentially during the third quarter of fiscal year 2022, we expect a slight increase in revenue and operating margin mostly due to positive end market demand and associated operating leverage.

Engraving Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2021	2020	Change	2021	2020	Change
Net sales	$36,644	$37,950	(3.4%)	$71,814	$74,351	(3.4%)
Income from operations	5,204	6,501	(20.0%)	10,078	12,374	(18.6%)
Operating income margin	14.2%	17.1%		14.0%	16.6%

Net sales in the second quarter of fiscal year 2022 decreased by $1.3 million, or 3.4%, when compared to the prior year quarter. Organic sales decreased by $1.4 million, or 3.8%, as a result of timing of projects and geographic mix. The sales decline was offset by foreign exchange impacts of $0.1 million, or 0.3%.

Income from operations in the second quarter of fiscal year 2022 decreased by $1.3 million, when compared to the prior year quarter.  Operating income declined during the quarter reflecting the timing of projects and geographic mix.

Net sales in the six months ended December 31, 2021 decreased by $2.5 million, or 3.4%, when compared to the prior year period. Organic sales decreased by $3.7 million, or 5.0% as a result of timing of projects.  The sales decline was offset by foreign exchange impacts of $1.1 million, or 1.5%.

Income from operations in  the six months ended December 31, 2021 decreased by $2.3 million, when compared to the prior year period.  Operating income decreased during the period due to the volume decline, partially offset by productivity initiatives.

Sequentially during the third quarter of fiscal year 2022, we expect revenue and operating margin to be similar due to a decrease in project work in Asia, associated with the Chinese New Year, offset by contribution from projects in Europe and growth in soft trim sales.

Scientific

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2021	2020	Change	2021	2020	Change
Net sales	$24,636	$17,893	37.7%	$46,165	$34,556	33.6%
Income from operations	5,490	4,234	29.7%	9,998	8,310	20.3%
Operating income margin	22.3%	23.7%		21.7%	24.0%

Net sales in the second quarter of fiscal year 2022 and for the six month period ended December 31, 2021 increased by $6.7 million and $11.6 million, respectively, when compared to the prior year quarter and year to date periods. The net sales increase reflects overall growth in end markets, such as pharmaceutical channels, clinical settings, and academic laboratories, including continued strong demand for cold storage surrounding COVID-19 vaccine distribution and the general market recovery as well as pricing actions.

Income from operations in the second quarter of fiscal year 2022 and for the six month period ended December 31, 2021 increased $1.3 million and $1.7 million, respectively, when compared to the prior year quarter and year to date periods. The increase reflects revenue growth and pricing actions partially offset by higher freight costs and investments in new product development.

Sequentially during the third quarter of fiscal year 2022, we expect a moderate decline in revenue and operating margin due to lower volume.

Engineering Technologies Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2021	2020	Change	2021	2020	Change
Net sales	$18,095	$17,507	3.4%	$35,668	$35,140	1.5%
Income from operations	2,314	1,363	69.8%	3,213	1,831	75.5%
Operating income margin	12.8%	7.8%		9.0%	5.2%

Net sales in the second quarter of fiscal year 2022 increased by $0.6 million, or 3.4%, compared to the prior year quarter. Sales in the prior year quarter included revenue of $2.3 million related to our divested Enginetics business.  Excluding the impact of the divestiture, sales increased $2.9 million or 19.0% primarily due to recovering demand in the commercial aviation industry and growth in the power generation end market.

Income from operations increased in the second quarter of fiscal year 2022 compared to the prior year period primarily due to recovery in commercial aviation end markets, along with the absences of losses associated with the Enginetics business.

Net sales in the six months ended December 31, 2021 increased by $0.5 million, or 1.5%, compared to the prior year period. Sales in the prior year period included revenue of $5.4 million related to our divested Enginetics business.  Excluding the impact of the divestiture, sales increased $5.9 million primarily due to recovering demand in the commercial aviation industry, growth in the power generation end market, along with an increase in sales into the space end market, particularly related to commercialization of space.

Income from operations increased in the six months ended December 31, 2021 compared to the prior year period primarily due to productivity and cost savings measures implemented during the pandemic and maintained as economic activity resumed along with the absences of losses associated with the Enginetics business, offset by a $1.1 million one-time project-related charge during the first quarter.

Sequentially during the third quarter of fiscal year 2022, we expect revenue to remain similar or slightly higher due to strength in the space and medical end markets. Operating margin is expected to increase slightly to moderately due to end market strength and ongoing productivity initiatives.

Specialty Solutions Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2021	2020	Change	2021	2020	Change
Net sales	$29,708	$22,777	30.4%	$55,210	$48,095	14.8%
Income from operations	3,738	3,211	16.4%	6,553	7,117	(7.9%)
Operating income margin	12.6%	14.1%		11.9%	14.8%

Net sales in the second quarter of fiscal year 2022 increased $6.9 million or 30.4% when compared to the prior year quarter. Organic sales increased $7.1 million, or 30.0%. Increased sales volume is primarily due to positive trends in food services, specialty retail and refuse end markets, as well as various pricing actions.

Income from operations increased $0.5 million or 16.4% in the second quarter of fiscal year 2022 when compared to the prior year quarter primarily as a result of volume and pricing actions, partially offset by higher labor costs, raw material and ocean freight costs.

Net sales in the six months ended December 31, 2021 increased $7.1 million or 14.8% when compared to the prior year period. Organic sales increased $7.3 million, or 15.2%. Increased sales volume is primarily due to a continued recovery in the Pumps and Merchandising businesses and pricing actions, partially offset by the impact of a temporary work stoppage which was resolved during the first quarter.

Income from operations decreased $0.6 million or 7.9% in the six months ended December 31, 2021 when compared to the prior year period primarily as a result of higher costs of labor, including a temporary work stoppage in the first quarter and higher raw material and ocean freight costs, partially offset by pricing actions.

Sequentially during the third quarter of fiscal year 2022, we expect a slight to moderate revenue and operating margin increase reflecting strength in backlog and end market trends.

Corporate and Other

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2021	2020	Change	2021	2020	Change
Income (loss) from operations:
Corporate	$(8,662)	$(7,454)	16.2%	$(16,546)	$(14,445)	14.5%
Restructuring	(843)	(509)	65.6%	(1,283)	(1,996)	(35.7%)
Acquisition related costs	(925)	(570)	62.3%	(1,142)	(596)	91.6%
Other income (expense), net	(1,700)	-	100.0%	(1,700)	-	100.0%

Corporate expenses in the second quarter of fiscal year 2022 increased by 16.2% when compared to the prior year quarter. The increase reflects increases in employee related compensation and research and development costs.

Corporate expenses in the six months ended December 31, 2021 increased by 14.5% when compared to the prior year period. The increase reflects increases in employee related compensation and research and development costs.

The restructuring and acquisition related costs have been discussed above in the Company Overview. The increase in other expenses reflects a $1.7 million litigation accrual in the second quarter of fiscal year 2022.

Discontinued Operations

In pursuing our business strategy, the Company may divest certain businesses.  Future divestitures may be classified as discontinued operations based on their strategic significance to the Company. Net loss from discontinued operations was $0.0 million and $0.6 million for the three months ended  December 31, 2021 and December 31, 2020 respectively. Net loss from discontinued operations was $0.0 million and $1.3 million for the six months ended December 31, 2021 and December 31, 2020 respectively.

Liquidity and Capital Resources

At December 31, 2021, our total cash balance was $147.2 million, of which $100.0 million was held by foreign subsidiaries.  During the second quarter and in the first six months of fiscal year 2022, we repatriated $15.9 million to the United States from our foreign subsidiaries. We expect to repatriate between $15.0 million and $20.0 million during the second half of fiscal year 2022, however, the amount and timing of cash repatriation during the fiscal year will be dependent upon each business unit’s operational needs including requirements to fund working capital, capital expenditures, and jurisdictional tax payments. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Net cash provided by continuing operating activities for the six months ended December 31, 2021, was $36.7 million compared to net cash provided by continuing operating activities of $31.5 million in the prior year.  We generated $20.2 million from income statement activities and used $14.3 million of cash to fund working capital and other balance sheet increases.  Cash flow used in investing activities for the six months ended December 31, 2021 totaled $8.1 million and primarily consisted of $9.7 million used for capital expenditures and $1.6 million generated by sales of property, plant, and equipment. Cash used by financing activities for the six months ended December 31, 2021 was $15.6 million and consisted primarily of purchases of stock of $9.5 million, cash paid for dividends of $6.0 million, and contingent consideration payments due to the seller of the Renco business of $1.2 million.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of December 31, 2021, the Company used $6.1 million against the letter of credit sub-facility and had the ability to borrow $281.2 million under the facility based on our current trailing twelve-month EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants. The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition related charges up to the lower of $20.0 million or 10% of EBITDA.  The facility also allows for unlimited non-cash charges including purchase accounting and goodwill adjustments.  At December 31, 2021, the Company’s Interest Coverage Ratio was 14.7.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period.  At December 31, 2021, the Company’s Leverage Ratio was 1.20.

As of December 31, 2021, we had borrowings under our facility of $200.0 million. In order to manage our interest rate exposure on these borrowings, we are party to $200.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average fixed rate of 1.27%.  The effective rate of interest for our outstanding borrowings, including the impact of the interest rate swaps, was 2.62%.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect fiscal year 2022 capital spending to be between $25.0 million and $30.0 million which includes amounts not spent in fiscal year 2021.  We also expect that fiscal year 2022 depreciation and amortization expense will be an estimated $21.0 million and $12.0 million, respectively.

The following table sets forth our capitalization:

(In thousands)	December 31, 2021	June 30, 2021
Long-term debt	$199,660	$199,490
Less cash and cash equivalents	(147,155)	(136,367)
Net debt	52,505	63,123
Stockholders' equity	523,450	506,425
Total capitalization	$575,955	$569,548

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $211.5 million at December 31, 2021, as compared to $212.6 million at the most recent measurement date, which occurred as of June 30, 2021. The next measurement date to determine plan assets and benefit obligations will be on June 30, 2022.

The Company expects to pay $0.5 million in contributions to its defined benefit plans during the remainder of fiscal year 2022. Contributions of $0.1 million and $0.1 million were made during the three and six months ended December 31, 2021 compared to $4.8 million and $4.9 million during the three and six months ended December 31, 2020, respectively. The Company does not expect to make additional contributions during fiscal year 2022 to its U.S. defined benefit plan.  The Company expects to make contributions during fiscal year 2022 of $0.1 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively.  Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for four retired executives.  Current executives and new hires are not eligible for this program.  At December 31, 2021, the underlying policies had a cash surrender value of $10.6 million and are reported net of loans of $9.1 million for which we have the legal right of offset, these amounts are reported net on our balance sheet.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as loan payments, customer remittances, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At December 31, 2021 the fair value, in the aggregate, of the Company’s open foreign exchange contracts was a liability of less than $0.1 million.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at December 31, 2021, would not result in a material change in our operations, financial position, or cash flows.  We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate Risk

The Company’s effective interest rate on borrowings was 2.62% at December 31, 2021.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings and is mitigated by our use of interest rate swap agreements to modify our exposure to interest rate movements.  At December 31, 2021, we have $200.0 million of active floating to fixed rate swaps with terms ranging from one to four years.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.27%.  At December 31, 2021 the fair value, in the aggregate, of the Company’s interest rate swaps was liabilities of $0.1 million. A 25-basis point increase in interest rates would not change our annual interest expense as all of our outstanding debt is currently converted to fixed rate debts by means of interest rate swaps.

Concentration of Credit Risk

We have a diversified customer base. As such, the risk associated with concentration of credit risk is inherently minimized. As of December 31, 2021, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.     CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting during the quarterly period ended December 31, 2021 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities(1)
Quarter Ended December 31, 2021

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - October 31, 2021	418	$101.30	418	$12,526

November 1 - November 30, 2021	29	113.14	29	12,522

December 1 - December 31, 2021	-	-	-	12,522

Total	447	$102.07	447	$12,522

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

Item 6. Exhibits

(a)	Exhibits

10.1	Employment Agreement dated July 1, 2021 between the Company and Flavio Maschera
31.1	Principal Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

STANDEX INTERNATIONAL CORPORATION

Date:	February 4, 2022	/s/ ADEMIR SARCEVIC
Ademir Sarcevic
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	February 4, 2022	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Vice President/Chief Accounting Officer/Assistant Treasurer