Form 10-Q
period 2022-03-31
STANDEX INTERNATIONAL CORP/DE/
filed 2022-05-06
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of Registrant's Common Stock outstanding on May 3, 2022 was 12,069,658.

STANDEX INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1

STANDEX INTERNATIONAL CORPORATION

Unaudited Condensed Consolidated Balance Sheets

	March 31,	June 30,
(In thousands, except per share data)	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$133,902	$136,367
Accounts receivable, less allowance for credit losses of $1,997 and $1,588 at March 31, 2022 and June 30, 2021, respectively	115,428	109,883
Inventories	103,930	91,862
Prepaid expenses and other current assets	41,800	23,504
Income taxes receivable	15,584	12,750
Total current assets	410,644	374,366

Property, plant, and equipment, net	128,181	133,373
Intangible assets, net	91,545	98,929
Goodwill	275,127	278,054
Deferred tax asset	5,369	9,566
Operating lease right-of-use asset	35,558	37,276
Other non-current assets	27,144	30,659
Total non-current assets	562,924	587,857

Total assets	$973,568	$962,223

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$75,275	$74,756
Accrued liabilities	57,185	61,717
Income taxes payable	9,279	7,236
Total current liabilities	141,739	143,709

Long-term debt	199,745	199,490
Operating lease long-term liabilities	28,683	29,041
Accrued pension and other non-current liabilities	75,781	83,558
Total non-current liabilities	304,209	312,089

Contingencies (Note 15)

Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000 shares authorized, 27,984,278 shares issued, 11,929,389 and 12,044,405 shares outstanding at March 31, 2022 and June 30, 2021	41,976	41,976
Additional paid-in capital	88,197	80,788
Retained earnings	891,303	852,489
Accumulated other comprehensive loss	(121,870)	(116,140)
Treasury shares: 16,054,889 and 15,939,873 shares at March 31, 2022 and June 30, 2021	(371,986)	(352,688)
Total stockholders' equity	527,620	506,425

Total liabilities and stockholders' equity	$973,568	$962,223

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2022	2021	2022	2021
Net sales	$189,281	$172,216	$550,600	$479,797
Cost of sales	120,900	109,516	347,210	304,344
Gross profit	68,381	62,700	203,390	175,453
Selling, general, and administrative expenses	42,306	41,689	128,589	120,758
Loss on sale of business	-	14,624	-	14,624
Restructuring costs	1,186	482	2,469	2,478
Acquisition related costs	419	255	1,561	850
Other operating (income) expense, net	-	-	1,700	-
Total operating expenses	43,911	57,050	134,319	138,710
Income from operations	24,470	5,650	69,071	36,743
Interest expense	1,238	1,317	4,484	4,403
Other non-operating (income) expense, net	340	306	651	73
Income from continuing operations before income taxes	22,892	4,027	63,936	32,267
Provision for income taxes	5,484	2,269	15,677	8,155
Income from continuing operations	17,408	1,758	48,259	24,112
Income (loss) from discontinued operations, net of tax	(86)	(331)	(135)	(1,588)
Net income	$17,322	$1,427	$48,124	$22,524

Basic earnings (loss) per share:
Continuing operations	$1.45	$0.14	$4.02	$1.98
Discontinued operations	(0.01)	(0.03)	(0.01)	(0.13)
Total	$1.44	$0.11	$4.01	$1.85
Diluted earnings (loss) per share:
Continuing operations	$1.44	$0.14	$3.98	$1.97
Discontinued operations	(0.01)	(0.03)	(0.01)	(0.13)
Total	$1.43	$0.11	$3.97	$1.84

Weighted average number of shares:
Basic	11,982	12,136	12,009	12,185
Diluted	12,089	12,253	12,121	12,267

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2022	2021	2022	2021
Net income	$17,322	$1,427	$48,124	$22,524
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs, net of tax	$88	$22	$189	$(351)
Amortization of unrecognized costs, net of tax	1,103	1,275	3,320	3,810
Derivative instruments:
Change in unrealized gains (losses), net of tax	4,340	3,185	5,949	3,089
Amortization of unrealized gains (losses) into interest expense, net of tax	627	(77)	2,155	767
Foreign currency translation gains (losses), net of tax	(8,018)	(11,299)	(17,343)	9,301
Other comprehensive income (loss), net of tax	$(1,860)	$(6,894)	$(5,730)	$16,616
Comprehensive income	$15,462	$(5,467)	$42,394	$39,140

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

				Accumulated Other
For the nine month period ended		Additional		Comprehensive			Total
March 31, 2022	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, June 30, 2021	$41,976	$80,788	$852,489	$(116,140)	15,940	$(352,688)	$506,425
Stock issued under incentive compensation plans and employee purchase plans	-	(804)	-	-	(94)	2,122	1,318
Stock-based compensation	-	8,213	-	-	-	-	8,213
Treasury stock acquired	-	-	-	-	209	(21,420)	(21,420)
Comprehensive income:
Net income	-	-	48,124	-	-	-	48,124
Foreign currency translation adjustment	-	-	-	(17,343)	-	-	(17,343)
Pension, net of tax of $1.1 million	-	-	-	3,509	-	-	3,509
Change in fair value of derivatives, net of tax of $2.4 million	-	-	-	8,104	-	-	8,104
Dividends declared ($0.76 per share)	-	-	(9,310)	-	-	-	(9,310)
Balance, March 31, 2022	$41,976	$88,197	$891,303	$(121,870)	16,055	$(371,986)	$527,620

For the nine month period ended March 31, 2021
(in thousands, except as specified)
Balance, June 30, 2020	$41,976	$72,752	$827,656	$(147,659)	15,748	$(333,093)	$461,632
Stock issued under incentive compensation plans and employee purchase plans	-	(432)	-	-	(72)	1,549	1,117
Stock-based compensation	-	5,658	-	-	-	-	5,658
Treasury stock acquired	-	-	-	-	217	(16,205)	(16,205)
Comprehensive income:							-
Net income	-	-	22,524	-	-	-	22,524
Foreign currency translation adjustment	-	-	-	9,301	-	-	9,301
Pension, net of tax of $1.1 million	-	-	-	3,459	-	-	3,459
Change in fair value of derivatives, net of tax of $0.9 million	-	-	-	3,856	-	-	3,856
Dividends declared ($0.70 per share)	-	-	(8,689)	-	-	-	(8,689)
Balance, March 31, 2021	$41,976	$77,978	$841,491	$(131,043)	15,893	$(347,749)	$482,653

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

				Accumulated Other
For the three month period ended		Additional		Comprehensive			Total
March 31, 2022	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, December 31, 2021	$41,976	$84,560	$877,158	$(120,010)	15,948	$(360,234)	$523,450
Stock issued under incentive compensation plans and employee purchase plans	-	49	-	-	(5)	122	171
Stock-based compensation	-	3,588	-	-	-	-	3,588
Treasury stock acquired	-	-	-	-	112	(11,874)	(11,874)
Comprehensive income:
Net income	-	-	17,322	-	-	-	17,322
Foreign currency translation adjustment	-	-	-	(8,018)	-	-	(8,018)
Pension, net of tax of $0.4 million	-	-	-	1,191	-	-	1,191
Change in fair value of derivatives, net of tax of $1.6 million	-	-	-	4,967	-	-	4,967
Dividends declared ($0.26 per share)	-	-	(3,177)	-	-	-	(3,177)
Balance, March 31, 2022	$41,976	$88,197	$891,303	$(121,870)	16,055	$(371,986)	$527,620

For the three month period ended March 31, 2021
(in thousands, except as specified)
Balance, December 31, 2020	$41,976	$76,548	$843,038	$(124,149)	15,803	$(339,223)	$498,190
Stock issued under incentive compensation plans and employee purchase plans	-	60	-	-	(4)	86	146
Stock-based compensation	-	1,370	-	-	-	-	1,370
Treasury stock acquired	-	-	-	-	94	(8,612)	(8,612)
Comprehensive income:
Net income	-	-	1,427	-	-	-	1,427
Foreign currency translation adjustment	-	-	-	(11,299)	-	-	(11,299)
Pension, net of tax of $0.4 million	-	-	-	1,297	-	-	1,297
Change in fair value of derivatives, net of tax of $0.7 million	-	-	-	3,108	-	-	3,108
Dividends declared ($0.24 per share)	-	-	(2,974)	-	-	-	(2,974)
Balance, March 31, 2021	$41,976	$77,978	$841,491	$(131,043)	15,893	$(347,749)	$482,653

STANDEX INTERNATIONAL CORPORATION

 Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31,
(In thousands)	2022	2021
Cash flows from operating activities
Net income	$48,124	$22,524
Income (loss) from discontinued operations	(135)	(1,588)
Income from continuing operations	48,259	24,112
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,411	24,843
Stock-based compensation	8,213	5,658
Non-cash portion of restructuring charge	595	(538)
Loss on sale of business	-	14,624
Contributions to defined benefit plans	(157)	(7,962)
Changes in operating assets and liabilities, net	(30,693)	(11,399)
Net cash provided by operating activities - continuing operations	48,628	49,338
Net cash provided by (used in) operating activities - discontinued operations	(375)	2,225
Net cash provided by operating activities	48,253	51,563
Cash flows from investing activities
Expenditures for property, plant, and equipment	(13,138)	(15,612)
Expenditures for acquisitions, net of cash acquired	(9,902)	(27,406)
Proceeds from sale of business	-	11,678
Other investing activity	5,718	(1,449)
Net cash provided by (used in) investing activities	(17,322)	(32,789)
Cash flows from financing activities
Proceeds from borrowings	-	17,000
Payments of debt	-	(17,000)
Contingent consideration payment	(1,167)	-
Activity under share-based payment plans	1,318	1,117
Purchases of treasury stock	(21,420)	(16,205)
Cash dividends paid	(9,148)	(8,547)
Net cash provided by (used in) financing activities	(30,417)	(23,635)
Effect of exchange rate changes on cash and cash equivalents	(2,979)	4,092
Net change in cash and cash equivalents	(2,465)	(769)
Cash and cash equivalents at beginning of year	136,367	118,809
Cash and cash equivalents at end of period	$133,902	$118,040

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$3,791	$3,754
Income taxes, net of refunds	$14,797	$14,631

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1)     Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and nine months ended March 31, 2022 and 2021, the cash flows for the nine months ended March 31, 2022 and 2021 and the financial position of Standex International Corporation (“Standex”, the “Company”, “we”, “us”, or “our”), at March 31, 2022. The interim results are not necessarily indicative of results for a full year. The following unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2021. The condensed consolidated balance sheet at June 30, 2021 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2021. Unless otherwise noted, references to years are to the Company’s fiscal years. Currently our fiscal year end is June 30.  For further clarity, our fiscal year 2022 includes the twelve-month period from July 1, 2021 to June 30, 2022.

The estimates and assumptions used in the preparation of the consolidated financial statements have considered the implications on the Company as a result of the COVID-19 pandemic and its related economic impacts. As a result of the COVID-19 pandemic, there is heightened volatility and uncertainty around supply chain performance, labor availability, and customer demand. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of  March 31, 2022 and the issuance date of the Quarterly Report on Form 10-Q.

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

Recently Issued Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities to provide certain disclosures when they (1) have received government assistance and (2) use a grant or contribution accounting model by analogy to other accounting guidance. The guidance in ASU 2021-10 is effective for all entities for fiscal years beginning after December 15, 2021 with early adoption permitted. The Company does not expect the adoption of this ASU to have a significant impact on its Consolidated Financial Statements.

2)     Acquisitions

The Company's recent acquisitions are strategically significant to the future growth prospects of the Company. At the time of the acquisition and March 31, 2022, the Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

Sensor Solutions

During the third quarter of fiscal year 2022, the Company acquired Sensor Solutions, a designer and manufacturer of customized standard magnetic sensor products including hall effect switch and latching sensors, linear and rotary sensors, and specialty sensors. Sensor Solutions' customer base in automotive, industrial, medical, aerospace, military and consumer electronics end markets are a strategic fit and expand the Company's presence in these markets. Sensor Solutions operates one light manufacturing facility in Colorado. Sensor Solutions' results are reported within the Company's Electronics segment.

The Company paid $9.9 million in cash for all the issued and outstanding equity interests of Sensor Solutions. The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on a valuation of their fair values on the closing date. Goodwill recorded from this transaction is attributable to Sensor Solutions' technical and applications expertise in sectors such as electric vehicles, industrial automation and medical end markets, which is highly complementary to the Company's existing business.

Identifiable intangible assets of $2.8 million consist primarily of $0.8 million for indefinite lived tradenames, and $2.0 million of customer relationships to be amortized over 10 years. The goodwill of $6.0 million created by the transaction is deductible for income tax purposes. The accounting for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management's best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

The components of the fair value of the Sensor Solutions acquisition, including the preliminary allocation of the purchase price at March 31, 2022, are as follows (in thousands):

Preliminary Allocation as of March 31, 2022

Fair value of business combination:
Cash payments	$10,016
Less cash acquired	(114)
Total	$9,902

Preliminary Allocation as of March 31, 2022
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$490
Inventories	531
Property, plant, & equipment	232
Identifiable intangible assets	2,800
Goodwill	6,001
Liabilities assumed	(152)
Total	$9,902

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

Identifiable intangible assets of $10.4 million consist primarily of $3.6 million for indefinite lived tradenames, and $6.8 million of customer relationships to be amortized over 12 years. The goodwill of $14.0 million created by the transaction is deductible for income tax purposes. The accounting for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

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

Acquisition related costs for the three months ended March 31, 2022, and 2021 were $0.4 million and $0.3 million, respectively. Acquisition related costs for the nine months ended March 31, 2022, and 2021 were $1.6 million and $0.9 million, respectively.

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

Disaggregation of Revenue from Contracts with Customers

The following table presents revenue disaggregated by product line and segment (in thousands):

	Three Months Ended
Revenue by Product Line	March 31, 2022	March 31, 2021

Electronics	$79,889	$65,085

Engraving Services	34,399	33,655
Engraving Products	2,824	2,371
Total Engraving	37,223	36,026

Scientific	18,914	24,221

Engineering Technologies	20,890	19,951

Hydraulics Cylinders and Systems	15,306	13,629
Merchandising & Display	8,438	6,276
Pumps	8,621	7,028
Total Specialty Solutions	32,365	26,933

Total revenue by product line	$189,281	$172,216

The following table presents revenue disaggregated by product line and segment (in thousands):

	Nine Months Ended
Revenue by Product Line	March 31, 2022	March 31, 2021

Electronics	$232,351	$180,524

Engraving Services	101,637	102,950
Engraving Products	7,400	7,427
Total Engraving	109,037	110,377

Scientific	65,079	58,777

Engineering Technologies	56,558	55,091

Hydraulics Cylinders and Systems	39,207	36,583
Merchandising & Display	23,548	19,515
Pumps	24,820	18,930
Total Specialty Solutions	87,575	75,028

Total revenue by product line	$550,600	$479,797

The following table presents revenue from continuing operations disaggregated by geography based on company’s locations (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Net sales	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
United States	$110,076	$103,005	$314,657	$286,522
Asia Pacific	37,441	31,715	116,842	89,189
EMEA (1)	37,963	34,367	108,841	93,549
Other Americas	3,801	3,129	10,260	10,537
Total	$189,281	$172,216	$550,600	$479,797

(1) EMEA consists primarily of Europe, Middle East and S. Africa.

The following table presents revenue from continuing operations disaggregated by timing of recognition (in thousands) for the three months ended:

	Three Months Ended
Timing of Revenue Recognition	March 31, 2022	March 31, 2021
Products and services transferred at a point in time	$170,949	$163,356
Products transferred over time	18,332	8,860
Net sales	$189,281	$172,216

	Nine Months Ended
Timing of Revenue Recognition	March 31, 2022	March 31, 2021
Products and services transferred at a point in time	$510,988	$454,007
Products transferred over time	39,612	25,790
Net sales	$550,600	$479,797

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

The following table provides information about contract assets and liability balances (in thousands):

	Balance at Beginning of Period	Additions	Amount Recognized	Balance at End of Period
Nine months ended March 31, 2022
Contract assets:
Prepaid expenses and other current assets	$15,013	$35,091	$25,711	$24,393
Contract liabilities:
Customer deposits	471	10,293	10,721	43

	Balance at Beginning of Period	Additions	Amount Recognized	Balance at End of Period
Nine months ended March 31, 2021
Contract assets:
Prepaid expenses and other current assets	$9,140	$21,055	$18,422	$11,773
Contract liabilities:
Customer deposits	2,298	6,497	7,871	924

We recognized the following revenue which was included in the contract liability beginning balances (in thousands):

	March 31, 2022
Revenue recognized in the period from:	Three months ended	Nine months ended
Amounts included in the contract liability balance at the beginning of the period	$252	$471

	March 31, 2021
Revenue recognized in the period from:	Three months ended	Nine months ended
Amounts included in the contract liability balance at the beginning of the period	$365	$2,298

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

There were no transfers of assets or liabilities between any levels of the fair value measurement hierarchy at March 31, 2022 and June 30, 2021. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, accounts payable, and debt are carried at cost, which approximates fair value.

The fair values of financial instruments were as follows (in thousands):

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$3,281	$3,281	$-	$-
Foreign exchange contracts	169	-	169	-
Interest rate swaps	6,881	-	6,881	-

Liabilities
Foreign exchange contracts	$-	$-	-	$-
Interest rate swaps	331	-	331	-
Contingent acquisition payments (a)	2,167	-	-	2,167

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,988	$2,988	$-	$-
Foreign exchange contracts	255	-	255	-

Liabilities
Foreign exchange contracts	$1,222	$-	$1,222	$-
Interest rate swaps	3,096	-	3,096	-
Contingent acquisition payments (a)	3,333	-	-	3,333

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

The Company is contractually obligated to pay contingent consideration to the sellers of GS Engineering in the event that certain revenue and gross margin targets are achieved during the five years following acquisition. The targets set in the GS Engineering stock purchase agreement were not met for the first or second year, which concluded in the fourth quarter of fiscal years 2020 and 2021, respectively. As of March 31, 2022, the Company could be required to pay up to $12.8 million for contingent consideration arrangements if the revenue and gross margin targets are met in fiscal years 2022 through 2024.

In connection with its acquisition of Renco Electronics, the Company was obligated to pay contingent consideration over a three year period of up to $3.5 million to the sellers of Renco. During the first quarter of fiscal year 2022, the Company paid $1.2 million to the sellers as Renco exceeded the earnings targets during the first year of the measurement period. During the third quarter of fiscal year 2022, the parties agreed to reduce and fix the aggregate earnout payments to a total of $3.4 million. The parties also agreed to accelerate the payment of the remaining unpaid amounts as follows: $1.0 million in April 2022 and the remaining $1.2 million in August 2022.

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

5)     Inventories

Inventories from continuing operations are comprised of the following (in thousands):

	March 31, 2022	June 30, 2021
Raw materials	$53,415	$47,000
Work in process	22,740	22,539
Finished goods	27,775	22,323
Total	$103,930	$91,862

Distribution costs associated with the sale of inventory, which are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations were $2.5 million and $3.0 million for the three months ended  March 31, 2022 and 2021, respectively. Distribution costs were $11.1 million and $8.4 million for the nine months ended March 31, 2022 and 2021, respectively.

6)     Goodwill

Changes to goodwill by segment during the period were as follows (in thousands):

	June 30, 2021	Acquisitions	Translation Adjustment	March 31, 2022
Electronics	$144,832	$6,001	$(7,814)	$143,019
Engraving	77,378	-	(632)	76,746
Scientific	15,454	-	-	15,454
Engineering Technologies	37,085	-	(482)	36,603
Specialty Solutions	3,305	-	-	3,305
Total	$278,054	$6,001	$(8,928)	$275,127

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

The changes in warranty reserves from continuing operations, which are recorded as a component of accrued liabilities were as follows (in thousands):

	March 31, 2022	June 30, 2021
Balance at beginning of year	$2,086	$1,781
Acquisitions and other charges	(68)	68
Warranty expense	856	2,007
Warranty claims	(960)	(1,770)
Balance at end of period	$1,914	$2,086

8)     Debt

Long-term debt is comprised of the following (in thousands):

	March 31, 2022	June 30, 2021
Bank credit agreements	$200,000	$200,000
Total funded debt	200,000	200,000
Issuance cost	(255)	(510)
Total long-term debt	$199,745	$199,490

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

At March 31, 2022, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $6.2 million and had the ability to borrow $299.5 million under the facility. Funds borrowed under the facility  may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants which the Company was compliant with as of  March 31, 2022.  At March 31, 2022, the carrying value of the current borrowings approximate fair value.

9)	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2022	June 30, 2021
Payroll and employee benefits	$27,137	$32,550
Workers' compensation	2,118	2,118
Warranty reserves	1,914	2,086
Fair value of derivatives	331	4,318
Operating lease current liability	6,820	7,933
Other	18,865	12,712
Total	$57,185	$61,717

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

The Company’s effective swap agreements convert the base borrowing rate on $200 million of debt due under our revolving credit agreement from a variable rate equal to 1 month LIBOR to a weighted average fixed rate of 1.27% at March 31, 2022. The fair value of the swaps, recognized in accrued liabilities and in other comprehensive income, is as follows (in thousands, except percentages):

Effective Date	Notional Amount	Fixed Interest Rate	Maturity	March 31, 2022	June 30, 2021
May 24, 2017	25,000	1.88%	April 24, 2022	$(32)	$(374)
August 6, 2018	25,000	2.83%	August 6, 2023	(299)	(1,401)
March 23, 2020	100,000	0.91%	March 23, 2025	4,540	(907)
April 24, 2020	25,000	0.88%	April 24, 2025	1,203	(192)
May 24, 2020	25,000	0.91%	March 24, 2025	1,138	(222)
				$6,550	$(3,096)

The Company reported no losses for the three and nine months ended March 31, 2022, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense. Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as collections from customers and loan payments between subsidiaries. The Company enters into such contracts for hedging purposes only. The Company has designated certain of these currency contracts as hedges, and changes in the fair value of these contracts are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with these contracts will be reported in net income. At March 31, 2022 and June 30, 2021, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized assets of $0.2 million and losses of $1.0 million, respectively, which approximate the unrealized gains and losses on the related loans. The contracts have maturity dates ranging from fiscal year 2022 to 2024, which correspond to the related intercompany loans.

The notional amounts of the Company’s forward contracts, by currency, are as follows (in thousands):

Currency	March 31, 2022	June 30, 2021
USD	-	987
EUR	5,750	5,750
SGD	5,000	21,836
CAD	16,600	20,600

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

	Asset Derivatives
	March 31, 2022		June 30, 2021
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$6,881		$-
Foreign exchange contracts	Prepaid expenses and other current assets	169	Prepaid expenses and other current assets	255
		$7,050		$255

	Liability Derivatives
	March 31, 2022		June 30, 2021
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued liabilities	$331	Accrued liabilities	$3,096
Foreign exchange contracts	Accrued liabilities	-	Accrued liabilities	1,222
		$331		$4,318

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Interest rate swaps	$6,045	$2,282	$7,885	$1,801
Foreign exchange contracts	(217)	1,465	5	1,731
	$5,828	$3,747	$7,890	$3,532

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to net income for the periods ended (in thousands):

Details about Accumulated					Affected line item
Other Comprehensive	Three Months Ended		Nine Months Ended		in the Unaudited
Income (Loss) Components	March 31,		March 31,		Condensed Statements
	2022	2021	2022	2021	of Operations
Interest rate swaps	$557	$570	$1,761	$1,698	Interest expense
Foreign exchange contracts	207	(506)	826	(513)	Other non-operating (income) expense, net
	$764	$64	$2,587	$1,185

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

Net periodic benefit cost for the Company’s U.S. and Foreign pension benefit plans for the periods ended consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Service cost	$1	$1	$58	$55
Interest cost	1,830	1,860	193	185
Expected return on plan assets	(3,260)	(3,253)	(215)	(161)
Recognized net actuarial loss	1,384	1,483	84	193
Amortization of prior service cost	-	-	(1)	(1)
Net periodic benefit cost	$(45)	$91	$119	$271

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Service cost	$3	$3	$179	$164
Interest cost	5,490	5,579	576	539
Expected return on plan assets	(9,779)	(9,759)	(641)	(468)
Recognized net actuarial loss	4,151	4,450	253	562
Amortization of prior service cost	-	-	(3)	(4)
Net periodic benefit cost	$(135)	$273	$364	$793

The following table sets forth the amounts recognized for the Company's defined benefit pension plans (in thousands):

Amounts recognized in the consolidated balance sheets consist of:	March 31, 2022	June 30, 2021
Prepaid benefit cost	$5,485	$5,661
Current liabilities	(596)	(517)
Non-current liabilities	(42,311)	(47,425)
Net amount recognized	$(37,422)	$(42,281)

The contributions made to defined benefit plans are presented below along with remaining contributions to be made for fiscal year 2022 (in thousands):

	Fiscal Year 2022		Fiscal Year 2021		Remaining
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Contributions
Contributions to defined benefit plans	March 31, 2022	March 31, 2022	March 31, 2021	March 31, 2021	FY 2022
United States, funded plan	$-	$-	$3,030	$7,805	$-
United States, unfunded plan	52	157	53	157	54
United Kingdom	-	-	-	-	-
Germany, unfunded plan	-	-	-	-	280
Ireland	-	-	-	-	65
	$52	$157	$3,083	$7,962	$399

12)     Income Taxes

The Company's effective tax rate from continuing operations for the third quarter of fiscal year 2022 was 24.0% compared with 56.3% for the prior year quarter. The tax rate was impacted in the current period by the following items: (i) a discrete benefit related to a reduction in an uncertain tax position, (ii) a discrete benefit related to a return to provision adjustment, and (iii) the jurisdictional mix of earnings. The tax rate was impacted in the prior period by the following items: (i) reduction of global intangible low-taxed income, (ii) the jurisdictional mix of earnings and (iii) the establishment of a valuation allowance against our deferred tax asset attributable to the divestiture of Enginetics Corporation during the quarter. The divestiture of the Enginetics business gave rise to a capital loss carryforward, which, if unused, will expire after 5 years. Capital losses are allowed only to the extent of capital gains; however, because the Company did not have capital gains in the prior period or the applicable carryback period, the capital loss was carried forward. The Company believes it is more likely than not that the capital loss carryforward will expire unutilized. Therefore, a full valuation allowance was established, which negatively impacted the effective tax rate. The valuation allowance could be released if it is determined that the Company will have sufficient taxable income of the appropriate character within the carryforward period.

The Company's effective tax rate from continuing operations for the first nine months of the fiscal year ending June 30, 2022 was 24.5% compared with 25.3% for the prior year period. The tax rate was impacted in the current period by the following items: (i) a discrete tax benefit related to equity compensation, (ii) a discrete benefit related to a reduction in an uncertain tax position, (iii) a discrete benefit related to a return to provision adjustment, (iv) the jurisdictional mix of earnings, and (v) foreign withholding taxes.

13)     Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Basic - Average shares outstanding	11,982	12,136	12,009	12,185
Dilutive effect of unvested, restricted stock awards	107	117	112	82
Diluted - Average shares outstanding	12,089	12,253	12,121	12,267

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share. There were no outstanding instruments that had an anti-dilutive effect at March 31, 2022 or 2021.

Performance stock units of 142,170 and 129,427 for the nine months ended March 31, 2022 and 2021, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

14)     Accumulated Other Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	March 31, 2022	June 30, 2021
Foreign currency translation adjustment	$(38,587)	$(21,244)
Unrealized pension losses, net of tax	(88,863)	(92,372)
Unrealized gains (losses) on derivative instruments, net of tax	5,580	(2,524)
Total	$(121,870)	$(116,140)

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

Net sales and income (loss) from continuing operations by segment were as follows (in thousands):

	Three Months Ended March 31,
	Net Sales		Income from Operations
	2022	2021	2022	2021
Industry segment:
Electronics	$79,889	$65,085	$19,194	$12,364
Engraving	37,223	36,026	5,728	4,510
Scientific	18,914	24,221	4,155	5,803
Engineering Technologies	20,890	19,951	2,327	1,245
Specialty Solutions	32,365	26,933	3,632	4,251
Corporate	-	-	(8,961)	(7,162)
Restructuring costs	-	-	(1,186)	(482)
Loss on sale of business	-	-	-	(14,624)
Acquisition related costs	-	-	(419)	(255)
Other operating income (expense), net	-	-	-	-
Sub-total	$189,281	$172,216	$24,470	$5,650
Interest expense			1,238	1,317
Other non-operating (income) expense			340	306
Income from continuing operations before income taxes			$22,892	$4,027

	Nine Months Ended March 31,
	Net Sales		Income from Operations
	2022	2021	2022	2021
Industry segment:
Electronics	$232,351	$180,524	$54,624	$30,861
Engraving	109,037	110,377	15,806	16,884
Scientific	65,079	58,777	14,153	14,113
Engineering Technologies	56,558	55,091	5,540	3,076
Specialty Solutions	87,575	75,028	10,185	11,368
Corporate	-	-	(25,507)	(21,607)
Restructuring costs	-	-	(2,469)	(2,478)
Loss on sale of business	-	-	-	(14,624)
Acquisition related costs	-	-	(1,561)	(850)
Other operating income (expense), net	-	-	(1,700)	-
Sub-total	$550,600	$479,797	$69,071	$36,743
Interest expense			4,484	4,403
Other non-operating (income) expense			651	73
Income from continuing operations before income taxes			$63,936	$32,267

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

A summary of charges by initiative is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2022			March 31, 2022
Fiscal Year 2022	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$966	$220	$1,186	$1,637	$832	$2,469

	Three Months Ended			Nine Months Ended
	March 31, 2021			March 31, 2021
Fiscal Year 2021	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$292	$178	$470	$755	$540	$1,295
Prior year initiatives	12	-	12	906	277	1,183
	$304	$178	$482	$1,661	$817	$2,478

Activity in the reserve related to the initiatives is as follows (in thousands):

Current Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2021	$-	$-	$-
Additions and adjustments	1,637	832	2,469
Payments	(1,060)	(765)	(1,825)
Restructuring liabilities at March 31, 2022	$577	$67	$644

Prior Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2021	$39	$10	$49
Additions and adjustments	-	-	-
Payments	(39)	(10)	(49)
Restructuring liabilities at March 31, 2022	$-	$-	$-

Prior Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2020	$520	$18	$538
Additions and adjustments	1,661	817	2,478
Payments	(2,181)	(835)	(3,016)
Restructuring liabilities at March 31, 2021	$-	$-	$-

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2022			March 31, 2022
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Electronics	$441	$65	$506	$513	$83	$596
Engraving	379	149	528	832	679	1,511
Engineering Technologies	97	6	103	238	6	244
Specialty Solutions	-	-	-	-	64	64
Corporate	49	-	49	54	-	54
	$966	$220	$1,186	$1,637	$832	$2,469

	Three Months Ended			Nine Months Ended
	March 31, 2021			March 31, 2021
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Electronics	$56	$16	$72	$307	$21	$328
Engraving	248	162	410	528	510	1,038
Engineering Technologies	-	-	-	37	-	37
Specialty Solutions	-	-	-	673	286	959
Corporate	-	-	-	116	-	116
	$304	$178	$482	$1,661	$817	$2,478

Restructuring expense is expected to be approximately $1.5 million for the remainder of fiscal year 2022.

18)      Subsequent Events

On April 28, 2022, the Company's Board of Directors authorized a new share repurchase program of up to $100 million following the completion of the $0.6 million remaining under the current share repurchase authorization at March 31, 2022.

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

It is our objective to grow larger and more profitable business units through both organic initiatives and acquisitions.  We seek to identify and implement organic growth initiatives such as new product development, geographic expansion, the introduction of products and technologies into new markets, key accounts and strategic sales channel partners, and the introduction of new technologies into existing markets. To advance this strategy, we recently established an innovation and technology function focused on accelerating new growth opportunities for emerging technologies, including our ongoing development project with a global solar energy company. Also, we have a long-term objective to create sizable business platforms by adding strategically aligned or “bolt on” acquisitions to strengthen the individual businesses, create both sales and cost synergies with our core business platforms, and accelerate their growth and margin improvement.  We look to create both sales and cost synergies within our core business platforms, accelerate growth and improve margins.  We have a particular focus on identifying and investing in opportunities that complement our products and will increase the global presence and capabilities of our businesses.  From time to time, we have divested, and likely will continue to divest, businesses that we feel are not strategic or do not meet our growth and return expectations.

As part of our ongoing strategy:

●	In the third quarter of fiscal year 2022, we acquired Sensor Solutions, a designer and manufacturer of customized standard magnetic sensor products including hall effect switch and latching sensors, linear and rotary sensors, and specialty sensors. Sensor Solutions' customer base in automotive, industrial, medical, aerospace, military and consumer electronics end markets are a strategic fit and expand our presence in these markets. Sensor Solution's operates one light manufacturing facility in Colorado. Its results are reported within our Electronics segment.

●

In the third quarter of fiscal year 2021, we divested Enginetics Corporation (“Enginetics”), our jet engine components business reported within our Engineering Technologies segment, to Enjet Aero, LLC, a privately-held aerospace engine component manufacturing company. This divestiture allowed us to focus on the higher growth and margin opportunities of our core spin forming solutions business that serves the space, commercial aviation and defense end markets. We received $11.7 million cash consideration and recorded a loss on the sale of $14.6 million in the Consolidated Financial Statements.

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

Impact of COVID-19 Pandemic on the Company

Given the global nature of our business and the number of our facilities worldwide, we continue to be impacted globally by COVID-19 related issues. We have taken effective action around the world to protect our health and safety, continue to serve our customers, support our communities and manage our cash flows.  Our priority was and remains the health and safety of all of our employees. Each of our facilities is following safe practices as defined in their local jurisdictions as well as sharing experiences and innovative ways of overcoming challenges brought on by the crisis during updates with global site leaders.  We are rigorously following health protocols in our plants, including changing work cell configurations and revising shift schedules when appropriate, in order to do our best to maintain operations. Initially, we experienced revenue reductions in many of our businesses due to the impact that the pandemic had on our customers. Conversely, public and private sector responses to COVID-19 vaccine distribution, especially in the United States, have resulted in increased sales of scientific refrigeration equipment to customers within our Scientific reporting segment. While overall customer demand has rebounded from the impact of the pandemic, more recently we have been impacted by (i) supply chain shortages, (ii) increased material costs and (iii) labor shortages, especially in North America. Like other industrial manufacturers, we are impacted by the impact of rising inflation which we attempt to manage through appropriate pricing actions and enhanced production efficiency measures.

We exited the third quarter of fiscal year 2022 with $133.9 million in cash and $199.7 million of borrowings under our revolving credit facility.  Our leverage ratio covenant, as defined in our revolving credit agreement, was 1.15 to 1 and allowed us the capacity to borrow an additional $299.5 million at March 31, 2022. We believe that we have sufficient liquidity around the world and access to financing to execute on our short and long-term strategic plans.

Finally, we continue to monitor our ability to participate in any governmental assistance programs available to us in each of our global locations and participate in these programs as available and appropriate.

Results from Continuing Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except percentages)	2022	2021	2022	2021
Net sales	$189,281	$172,216	$550,600	$479,797
Gross profit margin	36.1%	36.4%	36.9%	36.6%
Income from operations	24,470	5,650	69,071	36,743

	Three Months Ended	Nine Months Ended
(In thousands)	March 31, 2022	March 31, 2022
Net sales, prior year period	$172,216	$479,797
Components of change in sales:
Organic sales change	25,012	82,623
Effect of acquisitions	394	394
Effect of business divestitures	(3,901)	(9,239)
Effect of exchange rates	(4,440)	(2,975)
Net sales, current period	$189,281	$550,600

Net sales increased in the third quarter of fiscal year 2022 by $17.1 million or 9.9% when compared to the prior year quarter. Organic sales increased $25.0 million or 14.5%, primarily due to pricing actions and strong demand in our Electronics segment, while foreign currency had a $4.4 million or 2.6% negative impact on sales. Sales in the prior year quarter included revenue of $3.9 million related to our divested Enginetics business. The Sensor Solutions acquisition in the third quarter of fiscal year 2022 added $0.4 million in sales for the year.

Net sales increased in the nine months ended March 31, 2022 by $70.8 million or 14.8% when compared to the prior year period. Organic sales increased $82.6 million or 17.2%, primarily due to pricing actions and strong demand in our Electronics and Scientific segments, while foreign currency had a $3.0 million or 0.6% negative impact on sales. Sales in the prior year period included revenue of $9.2 million related to our divested Enginetics business. The Sensor Solutions acquisition in the third quarter of fiscal year 2022 added $0.4 million in sales for the year.

Gross Profit Margin

Our gross margin for the third quarter of fiscal year 2022 was 36.1%, which declined slightly from the prior year quarter’s gross margin of 36.4%. This decline is primarily the result of project mix, and raw material and ocean freight cost headwinds, offset by organic sales increases and price and productivity initiatives across our segments.

Our gross margin for the nine months ended March 31, 2022 was 36.9%, which increased from the prior year quarter’s gross margin of 36.6%. This increase is a result of organic sales increases and price and productivity initiatives, partially offset by raw material and ocean freight cost headwinds, a one-time project related charge at Engineering Technologies in the first quarter, along with production decreases due to a temporary work stoppage in our Specialty Solutions segment which was resolved during the first quarter.

Selling, General, and Administrative Expenses

Selling, General, and Administrative (“SG&A”) expenses for the third quarter of fiscal year 2022 were $42.3 million, or 22.4% of sales, compared to $41.7 million, or 24.2% of sales, during the prior year quarter. SG&A expenses during the quarter were impacted by increased compensation related accruals and research and development costs.

SG&A expenses for the nine months ended March 31, 2022 were $128.6 million, or 23.4% of sales, compared to $120.8 million, or 25.2% of sales, during the nine months ended March 31, 2021.  SG&A expenses during the period were impacted by increases in compensation related accruals, distribution expense of approximately $2.7 million associated with the customer mix and higher organic sales volume and increased research and development costs.

Restructuring Charges

We incurred restructuring expenses of $1.2 million in the third quarter of fiscal year 2022 and $2.5 million for the nine months ended March 31, 2022, primarily related to productivity improvements and global headcount reductions within our Engraving and Electronics segments.

We expect to incur restructuring costs of approximately $1.5 million throughout the remainder of fiscal year 2022, as we continue to focus our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions and productivity initiatives.

Acquisition Related Expenses

We incurred acquisition related expenses of $0.4 million in the third quarter of fiscal year 2022 and $1.6 million for the nine months ended March 31, 2022. Acquisition related expenses typically consist of due diligence, integration, and valuation expenses incurred in connection with recent or pending acquisitions.

Income from Operations

Income from operations for the third quarter of fiscal year 2022 was $24.5 million, compared to $5.7 million during the prior year quarter.  The increase of $18.8 million, or 333.1%, is primarily due to the impact of the loss recognized on the sale of our Enginetics business in the third quarter of fiscal year 2021, organic sales growth, productivity and cost savings initiatives, offset by increases in material, logistics and labor costs.

Income from operations for the nine months ended March 31, 2022 was $69.1 million, compared to $36.7 million during the prior year quarter.  The increase of $32.3 million, or 88.0%, is primarily due to the impact of the sale of our Enginetics business in the third quarter of fiscal year 2021, organic sales growth, productivity and cost savings initiatives, offset by increases in material costs.

Interest Expense

Interest expense for the third quarter of fiscal year 2022 was $1.2 million, a 6.0% decrease from interest expense of $1.3 million during the prior year quarter. Interest expense for the nine months ended March 31, 2022 was $4.5 million, a 1.8% increase from interest expense of $4.4 million during the prior year. Our effective interest rate in the third quarter of fiscal year 2022 was 2.63%.

Income Taxes

Our effective tax rate from continuing operations for the third quarter of fiscal year 2022 was 24.0% compared with 56.3% for the prior year quarter. The tax rate was impacted in the current period by the following items: (i) a discrete benefit related to a reduction in an uncertain tax position, (ii) a discrete benefit related to a return to provision adjustment, and (iii) the jurisdictional mix of earnings. The tax rate was impacted in the prior period by the following items: (i) reduction of global intangible low-taxed income, (ii) the jurisdictional mix of earnings and (iii) the establishment of a valuation allowance against our deferred tax asset attributable to the divestiture of Enginetics Corporation during the quarter. The divestiture of the Enginetics business gave rise to a capital loss carryforward, which, if unused, will expire after 5 years. Capital losses are allowed only to the extent of capital gains; however, because we did not have capital gains in the prior period or the applicable carryback period, the capital loss was carried forward. We believe it is more likely than not that the capital loss carryforward will expire unutilized. Therefore, a full valuation allowance was established, which negatively impacted the effective tax rate. The valuation allowance could be released if it is determined that we will have sufficient taxable income of the appropriate character within the carryforward period.

Our effective tax rate from continuing operations for the first nine months of the fiscal year ending June 30, 2022 was 24.5% compared with 25.3% for the prior year period. The tax rate was impacted in the current period by the following items: (i) a discrete tax benefit related to equity compensation, (ii) a discrete benefit related to a reduction in an uncertain tax position, (iii) a discrete benefit related to a return to provision adjustment, (iv) the jurisdictional mix of earnings, and (v) foreign withholding taxes.

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

	As of March 31, 2022		As of March 31, 2021
	Total Backlog	Backlog under 1 year	Total Backlog	Backlog under 1 year
Electronics	$164,786	$151,033	$97,241	$96,331
Engraving	26,097	19,868	20,108	13,901
Scientific	6,542	6,542	9,344	9,344
Engineering Technologies	55,564	41,197	67,615	39,574
Specialty Solutions	51,948	48,342	20,776	17,957
Total	$304,937	$266,982	$215,084	$177,107

Total backlog realizable under one year increased $89.9 million, or 50.7%, to $267.0 million at March 31, 2022 from $177.1 million at March 31, 2021. Electronics total backlog increased 67% in all geographic markets in response to the beginning of the global recovery from the pandemic and new business opportunities, plus an additional $2.4 million due to the acquisition of Sensor Solutions. Backlog declines in the Engineering Technologies segment are primarily due to project related timing, particularly in the space end market.

Changes in backlog under one year are as follows (in thousands):

As of
(In thousands)	March 31, 2022
Backlog under 1 year, prior year period	$177,107
Components of change in backlog:
Organic change	87,455
Effect of acquisitions	2,420
Backlog under 1 year, current period	$266,982

Segment Analysis

Overall

Looking forward to the remainder of fiscal year 2022, we expect to be well positioned to build on fiscal year 2021 and the nine months ended March 31, 2022 momentum, with anticipated year over year improvement in key financial metrics, supported by orders growth and productivity initiatives.

In general, for the fourth quarter of fiscal year 2022, we expect:

●	continued end market strength in reed switch and relay products as well as growth in magnetics in our Electronics segment;
●	an increase in soft trim demand in our Engraving segment;
●	a decline in demand for COVID-19 related vaccine storage in our Scientific segment;
●	continued strength in the commercial aviation market and growth in the space market in our Engineering Technologies segment;
●	strong demand in the food service equipment market in our Specialty Solutions segment; and
●	a delay in sales due to the impact of the COVID related lockdown in China, primarily in our Electronics segment.

Electronics Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2022	2021	Change	2022	2021	Change
Net sales	$79,889	$65,085	22.7%	$232,351	$180,524	28.7%
Income from operations	19,194	12,364	55.2%	54,624	30,861	77.0%
Operating income margin	24.0%	19.0%		23.5%	17.1%

Net sales in the third quarter of fiscal year 2022 increased $14.8 million, or 22.7%, when compared to the prior year quarter.  Organic sales increased by $17.6 million or 27.1%, reflecting a broad-based geographical recovery with continued strong demand for all product groups as well as new business opportunities. Sensor Solutions was acquired in the third quarter of fiscal year 2022, adding $0.4 million in sales for the quarter. The foreign currency impact decreased sales by $3.2 million, or 5.0%.

Income from operations in the third quarter of fiscal year 2022 increased by $6.8 million, or 55.2%, when compared to the prior year quarter. The operating income increase was the result of organic sales growth, various price actions and cost saving initiatives, partially offset by material and freight cost increases.

Net sales in the nine months ended March 31, 2022 increased $51.8 million, or 28.7%, when compared to the prior year period. Organic sales increased by $54.4 million or 30.1%, reflecting a broad-based geographical recovery with a strengthening in demand for all product groups including relays in renewable energy and electric vehicle applications as well as reed switch demand in transportation end markets and the impact of pricing actions. The acquisition of Sensor Solutions during the third quarter of fiscal year 2022 added $0.4 million in sales. The foreign currency impact decreased sales by $2.9 million, or 1.6%.

Income from operations in the nine months ended March 31, 2022 increased by $23.8 million, or 77.0% when compared to the prior year period. The operating income increase was the result of organic sales growth, various price actions and cost saving initiatives, partially offset by material and freight cost increases.

Sequentially during the fourth quarter of fiscal year 2022, we expect moderate decline in revenue and operating margin mostly due to the COVID lockdown in China, partially offset by continued strong global demand across all key markets.

Engraving Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2022	2021	Change	2022	2021	Change
Net sales	$37,223	$36,026	3.3%	$109,037	$110,377	(1.2%)
Income from operations	5,728	4,510	27.0%	15,806	16,884	(6.4%)
Operating income margin	15.4%	12.5%		14.5%	15.3%

Net sales in the third quarter of fiscal year 2022 increased by $1.2 million, or 3.3%, when compared to the prior year quarter. Organic sales increased by $2.0 million, or 5.5% as a result of timing of projects and geographic mix. The sales increase was offset by foreign exchange impacts of $0.8 million, or 2.2%.

Income from operations in the third quarter of fiscal year 2022 increased by $1.2 million, when compared to the prior year quarter.  Operating income increased during the quarter reflecting timing of projects, geographic mix and productivity initiatives.

Net sales in the nine months ended March 31, 2022 decreased by $1.3 million, or 1.2%, when compared to the prior year period. Organic sales decreased by $1.7 million, or 1.5% as a result of timing of projects.  Foreign exchange impacts increased sales by $0.4 million, or 0.3%.

Income from operations in the nine months ended March 31, 2022 decreased by $1.1 million, when compared to the prior year period.  Operating income decreased during the period due to the volume decline and sales mix, partially offset by productivity initiatives.

Sequentially during the fourth quarter of fiscal year 2022, we expect a slight decline in revenue and operating margin due to the timing of projects and geographic mix. In addition, we are implementing new cost savings and margin improvement actions targeting $2 million of annualized savings upon completion.

Scientific

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2022	2021	Change	2022	2021	Change
Net sales	$18,914	$24,221	(21.9%)	$65,079	$58,777	10.7%
Income from operations	4,155	5,803	(28.4%)	14,153	14,113	0.3%
Operating income margin	22.0%	24.0%		21.7%	24.0%

Net sales in the third quarter of fiscal year 2022 decreased by $5.3 million, or 21.9% when compared to the prior year quarter. The net sales decrease reflects ongoing sales in pharmaceutical, clinical laboratories, and academic institution end markets, offset by lower demand associated with COVID-19 vaccination storage.

Income from operations in the third quarter of fiscal year 2022 decreased $1.6 million, or 28.4% when compared to the prior year quarter. The decrease reflects lower volume and higher freight costs, partially offset by price and productivity actions.

Net sales for the nine months ended March 31, 2022 increased $6.3 million, or 10.7%, compared to the prior year period. The net sales increase reflects overall growth in end markets, such as pharmaceutical channels, clinical settings, and academic laboratories, including continued strong demand for cold storage surrounding COVID-19 vaccine distribution and the general market recovery as well as pricing actions.

Income from operations in the nine months ended March 31, 2022 increased by less than $0.1 million compared to the prior period. This reflects revenue growth and pricing actions, offset by higher freight costs and investments in new product development.

Sequentially during the fourth quarter of fiscal year 2022, we expect similar revenue and a slight decline in operating margin due to product mix.

Engineering Technologies Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2022	2021	Change	2022	2021	Change
Net sales	$20,890	$19,951	4.7%	$56,558	$55,091	2.7%
Income from operations	2,327	1,245	86.9%	5,540	3,076	80.1%
Operating income margin	11.1%	6.2%		9.8%	5.6%

Net sales in the third quarter of fiscal year 2022 increased by $0.9 million, or 4.7%, compared to the prior year quarter. Sales in the prior year quarter included revenue of $3.9 million related to our divested Enginetics business.  Excluding the impact of the divestiture, sales increased $4.9 million or 24.7% primarily due to strong demand in the commercial aviation industry, defense and medical end markets.

Income from operations increased $1.1 million, or 86.9%, in the third quarter of fiscal year 2022 compared to the prior year quarter primarily due to increased volume, along with the absences of losses associated with the Enginetics business.

Net sales in the nine months ended March 31, 2022 increased by $1.5 million, or 2.7%, compared to the prior year period. Sales in the prior year period included revenue of $9.2 million related to our divested Enginetics business.  Excluding the impact of the divestiture, sales increased $10.7 million primarily due to customer demand in the commercial aviation and defense markets, along with an increase in sales into the space end market, particularly related to commercialization of space.

Income from operations increased $2.5 million, or 80.1%, in the nine months ended March 31, 2022 compared to the prior year period primarily due to cost saving measures implemented during the pandemic and maintained as economic activity resumed along with the absences of losses associated with the Enginetics business, offset by a $1.1 million one-time project-related charge during the first quarter.

Sequentially during the fourth quarter of fiscal year 2022, we expect revenue to remain similar or slightly higher due to strength in the commercial space and aviation end markets. Operating margin is expected to increase slightly to moderately due to end market strength particularly in the commercial space end market, combined with productivity initiatives and reduced labor shortages.

Specialty Solutions Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2022	2021	Change	2022	2021	Change
Net sales	$32,365	$26,933	20.2%	$87,575	$75,028	16.7%
Income from operations	3,632	4,251	(14.6%)	10,185	11,368	(10.4%)
Operating income margin	11.2%	15.8%		11.6%	15.2%

Net sales in the third quarter of fiscal year 2022 increased $5.4 million or 20.2% when compared to the prior year quarter. Organic sales increased $5.8 million, or 21.4%. Increased sales volume is primarily due to positive trends in food service equipment and refuse end markets, as well as various pricing actions.

Income from operations decreased $0.6 million or 14.6% in the third quarter of fiscal year 2022 when compared to the prior year quarter reflecting the impact of material inflation and increased freight costs primarily in our Hydraulics business partially offset by volume growth and pricing actions.

Net sales in the nine months ended March 31, 2022 increased $12.5 million or 16.7% when compared to the prior year period. Organic sales increased $13.0 million, or 17.3%. Increased sales volume is primarily due to a continued recovery in the Pumps and Merchandising businesses and pricing actions, partially offset by the impact of a temporary work stoppage which was resolved during the first quarter.

Income from operations decreased $1.2 million or 10.4% in the nine months ended March 31, 2022 when compared to the prior year period primarily as a result of higher costs of labor, including the temporary work stoppage in the first quarter and higher raw material and ocean freight costs, partially offset by pricing actions.

Sequentially during the fourth quarter of fiscal year 2022, we expect revenue to increase slightly due to increased production levels at our Hydraulics business, and solid demand in our display merchandising business. We expect a moderate increase to operating margin due to increased demand and productivity initiatives.

Corporate and Other

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2022	2021	Change	2022	2021	Change
Income (loss) from operations:
Corporate	$(8,961)	$(7,162)	25.1%	$(25,507)	$(21,607)	18.0%
Loss on sale of business	-	(14,624)	(100%)	-	(14,624)	(100.0%)
Restructuring	(1,186)	(482)	146.1%	(2,469)	(2,478)	(0.4%)
Acquisition related costs	(419)	(255)	64.3%	(1,561)	(850)	83.6%
Other income (expense), net	-	-	0.0%	(1,700)	-	100.0%

Corporate expenses in the third quarter of fiscal year 2022 and in the nine months ended March 31, 2022 increased by 25.1%, and 18.0%, respectively, when compared to the prior year period. The increase is related to employee related compensation accruals and research and development costs.

The restructuring and acquisition related costs have been discussed above in the Company Overview. The increase in other expenses in the nine months ended March 31, 2022 reflects a $1.7 million litigation accrual in the second quarter of fiscal year 2022.

Discontinued Operations

In pursuing our business strategy, the Company may divest certain businesses.  Future divestitures may be classified as discontinued operations based on their strategic significance to the Company. Net loss from discontinued operations was $0.1 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. Net loss from discontinued operations was $0.1 million and $1.6 million for the nine months ended March 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

At March 31, 2022, our total cash balance was $133.9 million, of which $100.6 million was held by foreign subsidiaries.  During the third quarter and in the first nine months of fiscal year 2022, we repatriated $4.5 million and $20.4 million, respectively to the United States from our foreign subsidiaries. We expect to repatriate between $10.0 million and $15.0 million during the fourth quarter of fiscal year 2022, however, the amount and timing of cash repatriation during the fiscal year will be dependent upon each business unit’s operational needs including requirements to fund working capital, capital expenditures, and jurisdictional tax payments. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Net cash provided by continuing operating activities for the nine months ended March 31, 2022, was $48.6 million compared to net cash provided by continuing operating activities of $49.3 million in the prior year.  We generated $31.2 million from income statement activities and used $30.9 million of cash to fund working capital and other balance sheet increases.  Cash flow used in investing activities for the nine months ended March 31, 2022 totaled $17.3 million and primarily consisted of $13.1 million used for capital expenditures, $9.9 million used for the acquisition of Sensor Solutions, $5.0 million generated by proceeds from a life insurance policy related to the death of a retired Company executive, $1.7 million generated by sales of property, plant, and equipment, and $1.0 million used in other investing activities. Cash used by financing activities for the nine months ended March 31, 2022 was $30.4 million and consisted primarily of purchases of stock of $21.4 million, cash paid for dividends of $9.1 million, and contingent consideration payments due to the seller of the Renco business of $1.2 million.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of March 31, 2022, the Company used $6.2 million against the letter of credit sub-facility and had the ability to borrow $299.5 million under the facility based on our current trailing twelve-month EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants. The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition related charges up to the lower of $20.0 million or 10% of EBITDA.  The facility also allows for unlimited non-cash charges including purchase accounting and goodwill adjustments.  At March 31, 2022, the Company’s Interest Coverage Ratio was 15.9.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period.  At March 31, 2022, the Company’s Leverage Ratio was 1.15.

As of March 31, 2022, we had borrowings under our facility of $200.0 million. In order to manage our interest rate exposure on these borrowings, we are party to $200.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average fixed rate of 1.27%.  The effective rate of interest for our outstanding borrowings, including the impact of the interest rate swaps, was 2.63%.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect fiscal year 2022 capital spending to be approximately $25.0 million which includes amounts not spent in fiscal year 2021.  We also expect that fiscal year 2022 depreciation and amortization expense will be an estimated $21.0 million and $12.0 million, respectively.

The following table sets forth our capitalization:

(In thousands)	March 31, 2022	June 30, 2021
Long-term debt	$199,745	$199,490
Less cash and cash equivalents	(133,902)	(136,367)
Net debt	65,843	63,123
Stockholders' equity	527,620	506,425
Total capitalization	$593,463	$569,548

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $186.9 million at March 31, 2022, as compared to $212.6 million at the most recent measurement date, which occurred as of June 30, 2021. The next measurement date to determine plan assets and benefit obligations will be on June 30, 2022.

The Company expects to pay $0.4 million in contributions to its defined benefit plans during the remainder of fiscal year 2022. Contributions of $0.1 million and $0.2 million were made during the three and nine months ended March 31, 2022 compared to $3.1 million and $8.0 million during the three and nine months ended March 31, 2021, respectively. The Company does not expect to make additional contributions during fiscal year 2022 to its U.S. defined benefit plan.  The Company expects to make contributions during fiscal year 2022 of $0.1 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively.  Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for four retired executives.  Current executives and new hires are not eligible for this program.  At March 31, 2022, the underlying policies had a cash surrender value of $6.0 million and are reported net of loans of $5.1 million for which we have the legal right of offset, these amounts are reported net on our balance sheet.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as loan payments, customer remittances, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At March 31, 2022 the fair value, in the aggregate, of the Company’s open foreign exchange contracts was an asset of $0.2 million.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at March 31, 2022, would not result in a material change in our operations, financial position, or cash flows.  We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate Risk

The Company’s effective interest rate on borrowings was 2.63% at March 31, 2022.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings and is mitigated by our use of interest rate swap agreements to modify our exposure to interest rate movements.  At March 31, 2022, we have $200.0 million of active floating to fixed rate swaps with terms ranging from one to four years.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.27%.  At March 31, 2022 the fair value, in the aggregate, of the Company’s interest rate swaps was assets of $6.6 million. A 25-basis point increase in interest rates would not change our annual interest expense as all of our outstanding debt is currently converted to fixed rate debts by means of interest rate swaps.

Concentration of Credit Risk

We have a diversified customer base. As such, the risk associated with concentration of credit risk is inherently minimized. As of March 31, 2022, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.     CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting during the quarterly period ended March 31, 2022 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities(1)
Quarter Ended March 31, 2022

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - January 31, 2022	-	$-	-	$12,522

February 1 - February 28, 2022	112,008	105.91	112,008	659

March 1 - March 31, 2022	108	103.06	108	648

Total	112,116	$105.91	112,116	$648

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

STANDEX INTERNATIONAL CORPORATION

Date:	May 6, 2022	/s/ ADEMIR SARCEVIC
Ademir Sarcevic
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	May 6, 2022	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Vice President/Chief Accounting Officer/Assistant Treasurer