Form 10-K
period 2022-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2022-08-05
CIK 310354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
☑ ANNUAL REPORT Pursuant to Section 13 or 15(d)
OF the Securities Exchange Act of 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022	Commission File Number 001-07233

STANDEX INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its Charter)

Delaware	31-0596149
(State of incorporation)	(I.R.S. Employer Identification No.)

23 KEEWAYDIN DRIVE, Salem, New Hampshire	03079
(Address of principal executive offices)	(Zip Code)

(603) 893-9701
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, Par Value $1.50 Per Share	SXI	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at the close of business on December 31, 2021 was approximately $1,330,380,998. Registrant’s closing price as reported on the New York Stock Exchange for December 31, 2021 was $110.66 per share.

The number of shares of Registrant's Common Stock outstanding on August 2, 2022 was 11,965,239.

Documents incorporated by reference

Portions of the Proxy Statement for the Registrant’s 2022 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report.

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

PART I

Item 1. Business

Standex International Corporation and subsidiaries ("we," "us," "our," the "Company" and "Standex" is a diversified industrial manufacturer with leading positions in a variety of products and services that are used in diverse commercial and industrial markets. Headquartered in Salem, New Hampshire, we have seven operating segments aggregated into five reportable segments: Electronics, Engraving, Scientific, Engineering Technologies, and Specialty Solutions. Three operating segments are aggregated into Specialty Solutions. Our businesses work in close partnership with our customers to deliver custom solutions or engineered components that solve their unique and specific needs, an approach we call "Customer Intimacy."

Standex was incorporated in 1975 and is the successor of a corporation organized in 1955. We have paid dividends each quarter since Standex became a public corporation in November 1964. Overall management, strategic development and financial control are led by the executive staff at our corporate headquarters. Our growth strategy is focused on four key areas: (1) Increasing our presence in rapidly growing markets and applications (2) executing new product development in both core and adjacent market applications; (3) expanding geographically where meaningful business opportunities exist; and (4) undertaking strategically aligned acquisitions that strengthen and/or expand these core businesses. We direct our investments towards markets with long term, secular growth prospects such as renewable energy, electric vehicles, smart power grid, military and defense and life sciences.

Unless otherwise noted, references to years are to fiscal years. Currently our fiscal year end is June 30. Our fiscal year 2022 includes the twelve-month period from July 1, 2021 to June 30, 2022.

Our long-term business strategy is to create, improve, and enhance shareholder value by building more profitable, focused industrial platforms through our Standex Value Creation System. This methodology employs four components: Balanced Performance Plan, Growth Disciplines, Operational Excellence, and Talent Management and provides both a company-wide framework and tools used to achieve our goals. We intend to continue investing organically and inorganically in high margin and growth businesses using this balanced and proven approach.

It is our objective to grow larger and more profitable business units through both organic and inorganic initiatives. We have a particular focus on identifying and investing in opportunities that complement our products and will increase the overall scale, global presence and capabilities of our businesses.  We recently established an innovation and technology function focused on accelerating new, longer-term growth opportunities for emerging technologies, including our ongoing development project with a global renewable energy company. We continue to execute on acquisitions where strategically aligned with our businesses and where the opportunity meets our investment metrics. We have divested, and likely will continue to divest, businesses that we feel are not strategic or do not meet our growth and return expectations.

The Company’s strong historical cash flow has been a cornerstone for funding our capital allocation strategy.  We use cash flow generated from operations to fund investments in capital assets to upgrade our facilities, improve productivity and lower costs, invest in the strategic growth programs described above, including organic and inorganic growth, and to return cash to our shareholders through payment of dividends and stock buybacks.

Please visit our website at www.standex.com to learn more about us or to review our most recent SEC filings. The information on our website is for informational purposes only and is not incorporated into this Annual Report on Form 10-K.

Description of Segments

Electronics

Our Electronics group is a global component and value-added solutions provider of both sensing and switching technologies as well as magnetic power conversion components and assemblies. Electronics competes on the basis of Customer Intimacy by designing, engineering, and manufacturing innovative solutions, components and assemblies to solve our customers’ application needs through our Partner/Solve/Deliver® approach.  Our approach allows us to expand the business through organic growth with current customers as well as developing new products, driving geographic expansion, and pursuing inorganic growth through strategic acquisitions.

Components are manufactured in plants located in the U.S., Mexico, the U.K., Germany, Japan, China and India.

Markets and Applications

Our highly engineered products and vertically integrated manufacturing capabilities provide solutions to an array of markets and provide safe and efficient power transformation, current monitoring, and isolation, as well as switch, sensor and relay solutions to monitor systems for function and safety. The end-user of our engineered solution is typically an original equipment manufacturer (“OEM”) or industrial equipment manufacturer. End-user markets include, but are not limited to, appliances, electrification (electric vehicles, solar, smart-grid, alternative energy), security, military, medical, aerospace, test and measurement, power distribution, transportation, and general industrial applications.

Brands

Business unit names are Standex Electronics, Standex-Meder Electronics, Renco Electronics, Northlake Engineering, Agile Magnetics, Sensor Solutions, Standex Electronics Japan. Other associated brand names include the MEDER, KENT, and KOFU reed switch brands.

Products

Our sensing products employ reed switch, Hall effect, inductive, conductive and other technologies. Sensing based solutions include reed relays, fluid level, proximity, motion, flow, HVAC condensate as well as custom electronic sensors containing our core technologies. The magnetics or power conversion products include custom wound transformers and inductors for low and high frequency applications, current sense technology, advanced planar transformer technology, value added assemblies, and mechanical packaging.

Customers

The business sells globally to a wide variety of mainly OEM customers focused in the end markets noted previously through a direct sales force, regional sales managers, field applications engineers, commissioned agents, representative groups, and distribution channels.

Engraving

Our Engraving group is a global creator and provider of custom textures and surface finishes on tooling that enhance the beauty and function of a wide range of consumer good and automotive products. We focus on continuing to meet the needs of a changing marketplace by offering experienced craftsmanship while investing in new technologies such as laser engraving and soft surface skin texturized tooling. Our growth strategy is to continue to develop and/or acquire new technologies to enhance surface textures that also allow our customers to introduce more sustainable manufacturing processes and reduce their own energy consumption. We are one company operating in 19 countries using a consistent approach to guarantee harmony on global programs in service of our customers.

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

Brands

In addition to the Mold Tech brand, Engraving companies and brands also include:

●	Piazza Rosa and World Client Services (WCS), which both offer laser engraving and tool finishing in Europe and Mexico.
●	Tenibac-Graphion, which provides additional texturizing and prototyping capabilities in North America and China.
●	GS Engineering, which employs advanced processes and technology to rapidly produce molds for the creation of soft-touch surfaces.
●	Innovent, which is a specialized supplier of tools and machines used to produce diapers and products that contain absorbent materials between layers of non-woven fabric.

Products and Services

Texturing is achieved with either a laser or a chemical etching technique.

●	Laser Engraving offers superior features, such as multiple gloss levels, the elimination of paint and optimized scratch performance, and sharp definition for precise geometric patterns.
●

Chemical Engraving produces carefully designed textures and finishes without seams or distortion. Our Digital Transfer Technology offers an exclusive service which guarantees consistency, pattern integrity and texture harmony around the world.

Architexture Design Studio uses proprietary technology called Model-Tech® which utilizes proven expertise to create and test custom textures. During the Model-Tech process, an original texture is first designed to offer beauty and function, which ultimately is used to create a large-format skin that can be wrapped on a model for testing.

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

Soft Trim Tooling and nickel shell molds are used to produce soft surfaces that emulate the feel of natural materials. The IMG process we support consumes significantly less energy in our customers' operations than the traditional slush molding process.

Customers

The Engraving business has become the global leader providing these products and services by offering a full range of services to automotive OEM’s, product designers, Tier 1 suppliers, and toolmakers all around the world.

Scientific

Our Scientific business is a provider of specialty temperature-controlled equipment for the medical, scientific, pharmaceutical, biotech and industrial markets. The group designs and produces its products in Summerville, SC.

Our product portfolio is used to control the temperatures of critical healthcare products, medications, vaccines and laboratory samples.  We focus on solving customer problems for these critical applications and deliver innovative products and solutions meeting both exacting regulatory requirements and the unique needs of our customers.

Markets and Applications

The scientific and healthcare equipment that we design, assemble and manufacture is used in hospitals, pharmacies, clinical laboratories, reference laboratories, physicians’ offices, life science laboratories, government and academic facilities, and industrial testing laboratories.  Our product offerings include:

●	Laboratory and medical grade refrigerators, freezers and accessories,
●	Cryogenic storage tanks and accessories, and
●	Environmental stability chambers and incubators.

Brands

Our products are sold under various brands including American BioTech Supply (ABS), Lab Research Products (LRP),Corepoint, Cryosafe, CryoGuard, and Scientific.

Customers

Scientific products are sold to medical and laboratory distributors, healthcare facilities, research universities, pharmaceutical companies, and pharmacies.

Engineering Technologies

Our Engineering Technologies Group is a provider of innovative, metal-formed solutions for OEM and Tier 1 manufacturers for use in their advanced engineering designs.

Our solutions seek to address unique customer design challenges such as reduction of input weight, material cost, part count, and complexity involving all formable materials with particular focus on large dimensions, large thickness or thin-wall construction, complex shapes and contours, and/or single-piece construction requirements. Engineering Technologies devises and manufactures these cost-effective components and assemblies by combining a portfolio of best-in-class forming technologies and technical experience, vertically integrated manufacturing processes, and group wide technical and design expertise.

We intend to grow sales and product offerings by investing in advancements in our current and new technologies and identifying new cutting-edge solutions for these capabilities in existing and adjacent markets via customer and research collaboration.

Our segment is comprised of our Spincraft businesses with locations in Billerica, MA, New Berlin, WI, and Newcastle upon Tyne in the U.K.

Brands

This group's brand name is Spincraft.

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

Specialty Solutions

Specialty Solutions is a collection of three businesses: Federal Industries, Procon, and Custom Hoists. These businesses differentiate themselves in their respective markets by collaborating with customers to develop and deliver custom solutions.

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

Procon is a global supplier of pump solutions to the beverage, water, medical, welding and ink markets. Through collaboration between our customers and our product development teams, we provide custom fluid pumping solutions to OEM manufacturers, and aftermarket distributors. We manufacture globally, utilizing the latest techniques and processes to ensure the highest quality and acute attention to detail in order for our products to meet the demands of the applications and environmental conditions required by our customers.

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

Procon designs and manufactures custom fluid pump solutions that are sold into the global carbonation, coffee, and beer chilling beverage markets as well as reverse osmosis water treatment, medical, welding, and industrial ink-jet printer markets.

Custom Hoists' designs and manufactures single and double acting telescopic and piston rod hydraulic cylinders for original and aftermarket use in construction equipment, refuse, airline support, mining, oil and gas, and other material handling applications.  We also sell specialty pneumatic cylinders and promote complete wet line kits, which are complete hydraulic systems that include a pump, valves, hoses and fittings.  Our products are utilized by OEMs on vehicles such as dump trucks, dump trailers, bottom dumps, garbage trucks (both recycling and rear loader), container roll off vehicles, hook lift trucks, liquid waste handlers, vacuum trucks, compactors, balers, airport catering vehicles, container handling equipment for airlines, lift trucks, yard tractors, and underground mining vehicles.

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

Competition

Standex manufactures and markets products many of which have achieved a unique or leadership position in their market, however, we encounter competition in varying degrees in all product groups and for each product line. Competitors include domestic and foreign producers of the same and similar products. The principal methods of competition are industry and design expertise, product performance and technology, price, delivery schedule, quality of services, and other terms and conditions. Standex competes on the basis of Customer Intimacy in which our teams work as extensions of our customers organizations to apply our expertise and technology to address needs with customer solutions.

International Operations

International operations are conducted at 41 locations, in Europe, Canada, China, Japan, India, Southeast Asia, Korea, Mexico, Brazil, and South Africa. See the Notes to Consolidated Financial Statements for international operations financial data. Our net sales from continuing international operations increased from 41% in 2021 to 42% in 2022. International operations are subject to certain inherent risks in connection with the conduct of business in foreign countries including, exchange controls, price controls, limitations on participation in local enterprises, nationalizations, expropriation and other governmental action, restrictions of repatriation of earnings, and changes in currency exchange rates.

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

Number of Employees

As of June 30, 2022, we employ approximately 3,800 employees of which approximately 1,200 are in the United States. About 200 of our U.S. employees are represented by unions. Approximately 45% of our production workforce is situated in low-cost manufacturing regions such as Mexico and portions of Asia.

Executive Officers of Standex

The executive officers of the Company as of June 30, 2022 are as follows:

Name	Age	Principal Occupation During the Past Five Years

David Dunbar	60	President and Chief Executive Officer of the Company since January 2014.

Ademir Sarcevic	47

Vice President and Chief Financial Officer of the Company since September 2019. Various positions over the years at Pentair plc from 2012 to September 2019 with increasing responsibility ending as Senior Vice President and Chief Accounting Officer.

Alan J. Glass	58	Vice President, Chief Legal Officer and Secretary of the Company since April 2016.

Sean Valashinas	51	Vice President, Chief Accounting Officer and Assistant Treasurer of the Company since October 2007.

Paul Burns	49	Vice President of Strategy and Business Development since July 2015.

Annemarie Bell	58	Vice President, Chief Human Resources Officer since July 2021, Vice President of Human Resources from June 2019 to July 2021, Interim Vice President of Human Resources from October 2018 through June 2019; Vice President of Human Resources for four of Standex business units from October 2015 through October 2018

Flavio Maschera	60	Vice President, Chief Innovation & Technology Officer since October 2021; President of Standex Engraving from 2016 through 2021.

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

Our business and operations, and the operations of our suppliers, business partners and customers, have been, and are expected to continue to be adversely affected by the ongoing Coronavirus (or COVID-19) pandemic which is impacting worldwide economic activity including in many countries or localities in which we operate, sell, or purchase goods and services. There can be no assurance that COVID-19 will not impact our business generally as a result of the virus’ potential impact on delays in supply chain, production and/or purchases from our customers and timely payment from any customers who may be experiencing liquidity issues due to the pandemic. Due to the spread of COVID-19, we, at times, have modified our business practices, including employee travel restrictions, employee work locations, and cancellation of physical participation in non-critical meetings, events and conferences pursuant to applicable government guidelines. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19, which could adversely impact our ability to perform critical functions, such as the research and development of new products, the manufacture of our products, and the distribution and sale of our products. Moreover, while each of our operations has prepared business continuity plans to address COVID-19 concerns, in an effort to ensure that we are protecting our employees, continuing to operate our business and service our customers’ needs, there is no guarantee that such plans will anticipate or fully mitigate the various impacts the pandemic may have. While it is not possible at this time to estimate the scope and severity of the impact that  COVID-19  will have on our operations, the continued spread of  COVID-19, the measures taken by the governments of countries affected, actions taken to protect employees, actions taken to shut down or temporarily discontinue operations in certain locations, and the impact of the pandemic on various business activities in affected countries and the economy generally, could adversely affect our financial condition, results of operations and cash flows. The ultimate extent to which COVID-19 impacts our business will depend on the severity, location and duration of the spread of COVID-19, the actions undertaken by local and world governments and health officials to contain the virus or treat its effects, and the success of ongoing efforts distribute vaccines.

A deterioration in the domestic and international economic environment, whether by way of current inflationary conditions or potential recessionary conditions, could adversely affect our operating results, cash flow and financial condition.

Current inflationary conditions in the United States, Europe and other parts of the world have increased virtually all of our costs including our cost of materials, labor and transportation. We attempt to maintain our profit margins by anticipating such inflationary pressures and increasing our prices where possible in accordance with contractual requirements and competitive conditions. While we thus far have been largely successful in mitigating the impact of current inflationary conditions, we may be unable to continue to increase our own prices sufficiently to offset cost increases, and, to the extent that we are able to do so, we may not be able to maintain existing operating margins and profitability. Additionally, competitors operating in regions with less inflationary pressure may be able to compete more effectively which could further impact our ability to increases prices and/or result in lost sales.

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

We operate in 41 locations outside of the United States in Europe, Canada, China, Japan, India, Singapore, Korea, Mexico, Brazil, Turkey, Malaysia, and South Africa. If we are unable to successfully manage the risks inherent to the operation and expansion of our global businesses, those risks could have a material adverse effect on our results of operations, cash flow or financial condition. These international business risks include:

•	fluctuations in currency exchange rates;
•	changes in government regulations;
•	restrictions on repatriation of earnings;
•	import and export controls;
•	political, social and economic instability;
•	potential adverse tax consequences;
•	difficulties in staffing and managing multi-national operations;
•	unexpected changes in zoning or other land-use requirements;
•	difficulties in our ability to enforce legal rights and remedies; and
•	changes in regulatory requirements.4

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

Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, and other adverse weather and climate conditions; political crises, such as terrorist attacks, war, labor unrest, and other political instability; or other catastrophic events, such as disasters occurring at our suppliers' manufacturing facilities, whether occurring in the United States or internationally, could disrupt our operations or the operations of one or more of our suppliers. Certain of our key manufacturing facilities are located in geographic areas with a higher than nominal risk of earthquake and flood (such as Japan) and hurricane (such as South Carolina). The effects of global warming have elevated the possibility of natural catastrophes which could impact these and other locations as well as the locations of certain of our customers and suppliers. Certain of our key facilities are in areas of higher than nominal political risk (such as China). The labor workforces in four of our U.S. facilities belong to unions and a strike, slowdown or other concerted effort could adversely impact production at the affected facility. To the extent any of these events occur, our operations and financial results could be adversely affected.

An expansion of the current war in Ukraine could adversely affect our results of operations and financial condition.

To date, we have experienced minimal impacts on our businesses related to the ongoing war in Ukraine, beyond the general impact on global energy prices and other economic conditions. However, customer demand for our products and services as well as raw material and components from our suppliers may be impacted in the future if the war was to extend beyond Ukrainian borders, especially into Europe. Any of these impacts could have an adverse effect on our results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We operate a total of 61 facilities including manufacturing plants, service centers, and warehouses located throughout the United States, Europe, Canada, Southeast Asia, Korea, Japan, China, India, Brazil, South Africa, and Mexico. The Company owns 16 of the facilities and the others are leased. For the year ended June 30, 2022, the approximate building space utilized by each segment is as follows:

		Area in Square Feet (in thousands)
Segment	Number of Locations	Leased	Owned	Total
Asia Pacific	4	119	32	151
EMEA(1)	3	34	66	100
Other Americas	1	-	56	56
United States	6	118	90	208
Electronics	14	271	244	515

Asia Pacific	13	402	-	402
EMEA(1)	13	182	70	252
Other Americas	3	90	-	90
United States	6	142	79	221
Engraving	35	816	149	965

United States	1	164	-	164
Scientific	1	164	-	164

EMEA(1)	1	83	-	83
United States	2	107	171	278
Engineering Technologies	3	190	171	361

Asia Pacific	1	76	-	76
EMEA(1)	1	16	-	16
Other Americas	1	19	-	19
United States	3	35	198	233
Specialty Solutions	6	146	198	344

United States	2	20	-	20
Corporate & Other	2	20	-	20
Total	61	1,607	762	2,369

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

Not Applicable

PART II

Item 5. Market for Standex Common Stock

Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market in which the Common Stock of Standex is traded is the New York Stock Exchange under the ticker symbol “SXI”. The approximate number of stockholders of record on July 31, 2022 was 1,247.

Additional information regarding our equity compensation plans is presented in the Notes to Consolidated Financial Statements under the caption “Stock-Based Compensation and Purchase Plans” and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities (1)
Quarter Ended June 30, 2022
Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2022	-	$-	-	$100,648
May 1 - May 31, 2022	107,314	93.16	107,314	90,651
June 1 - June 30, 2022	-	-	-	90,651
TOTAL	107,314	$93.16	107,314	$90,651

(1) The Company has a Stock Buyback Program (the “Program”) which was originally announced on January 30, 1985 and most recently amended on April 28, 2022. Under the Program, the Company is authorized to repurchase up to an aggregate of $200 million of its shares. Under the program, purchases may be made from time to time on the open market, including through 10b5-1 trading plans, or through privately negotiated transactions, block transactions, or other techniques in accordance with prevailing market conditions and the requirements of the Securities and Exchange Commission. The Board’s authorization is open-ended and does not establish a timeframe for the purchases. The Company is not obligated to acquire a particular number of shares, and the program may be discontinued at any time at the Company’s discretion.

The following graph compares the cumulative total stockholder return on the Company’s Common Stock as of the end of each of the last five fiscal years, with the cumulative total stockholder return on the Standard & Poor’s Small Cap 600 (Industrial Segment) Index and on the Russell 2000 Index, assuming an investment of $100 in each at their closing prices on June 30, 2017 and the reinvestment of all dividends.

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

As a result of these portfolio moves, we have transformed Standex to a company with a more focused group of businesses selling customized solutions to high value end markets via a compelling customer value proposition.  The narrowing of the portfolio allows for greater management focus on driving operational disciplines and positions us well to use our cash flow from operations to invest selectively in our ongoing pipeline of organic and inorganic opportunities.

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

Impact of COVID-19 Pandemic on the Company

Given the global nature of our business and the number of our facilities worldwide, we continue to be impacted globally by COVID-19 related issues. We have taken effective action around the world to protect our health and safety, continue to serve our customers, support our communities and manage our cash flows.  Our priority was and remains the health and safety of all of our employees.  Each of our facilities is following safe practices as defined in their local jurisdictions as well as sharing experiences and innovative ways of overcoming challenges brought on by the crisis during updates with global site leaders.  We are rigorously following health protocols in our plants, including changing work cell configurations and revising shift schedules when appropriate, in order to do our best to maintain operations.  Initially, we experienced revenue reductions in many of our businesses due to the impact that the pandemic had on our customers. Conversely, public and private sector responses to COVID-19 vaccine distribution, especially in the United States, have resulted in increased sales of scientific refrigeration equipment to customers within our Scientific reporting segment. While overall customer demand has rebounded from the impact of the pandemic, more recently we have been impacted by (i) supply chain shortages, (ii) increased material costs, (iii) labor shortages, especially in North America, and (iv) lockdowns implemented by the Chinese government in select cities in which we operate. Like other industrial manufacturers, we are impacted by rising inflation which we attempt to manage through appropriate pricing actions and enhanced production efficiency measures.

We exited the fourth quarter of 2022 with $104.8 million in cash and $175.0 million of borrowings under our revolving credit facility.  Our leverage ratio covenant, as defined in our revolving credit agreement, was 0.98 to 1 and allowed us the capacity to borrow an additional $312.6 million at June 30, 2022.  We believe that we have sufficient liquidity around the world and access to financing to execute on our short and long-term strategic plans.

Finally, we continue to monitor our ability to participate in any governmental assistance programs available to us in each of our global locations and participate in these programs as available and appropriate.

Consolidated Results from Continuing Operations (in thousands):

	2022	2021	2020
Net sales	$735,339	$656,232	$604,535
Gross profit margin	36.7%	36.8%	35.6%
Restructuring costs	4,399	3,478	4,669
Acquisition related expenses	1,618	931	1,759
Other operating expense	5,745	-	-
Loss on sale of business	-	(14,624)	-
Income from operations	88,294	59,165	60,528

Backlog (realizable within 1 year)	$256,248	$210,491	$152,304

	2022	2021	2020
Net sales	$735,339	$656,232	$604,535
Components of change in sales:
Effect of acquisitions	1,918	25,554	11,635
Effect of exchange rates	(9,874)	14,471	(6,089)
Effect of business divestitures	(9,239)	(3,633)	-
Organic sales change	96,302	15,305	(40,942)

Net sales increased for fiscal year 2022 by $79.1 million or 12.1% when compared to the prior year. Organic sales increased $96.3 million or 14.7% primarily due to pricing actions and strong demand in our Electronics segment, acquisitions had a $1.9 million impact on sales, and foreign currency had a $9.9 million or 1.5% negative impact on sales. Net sales in the prior year included revenue of $9.2 million related to our divested Enginetics business. We discuss our results and outlook for each segment below.

Net sales increased for fiscal year 2021 by $51.7 million or 8.6% when compared to the prior year end. The acquisition of Renco contributed $25.6 million or 4.2% to overall sales growth. Organic sales increased $15.3 million or 2.5% primarily as a result of impacts from the COVID-19 pandemic economic recovery, and foreign currency had a $14.5 million or 2.4% positive impact on sales. These increases were offset by a $3.6 million impact on sales due to the divestiture of Enginetics in the third quarter of fiscal year 2021.

Gross Profit

Gross profit in fiscal year 2022 increased to $269.9 million, or a gross margin of 36.7% as compared to $241.3 million, or a gross margin of 36.8% in fiscal year 2021. This increase is a result of organic sales increases, productivity initiatives and targeted prices increases, partially offset by raw material and ocean freight cost headwinds, a one-time project related charge at Engineering Technologies, along with production decreases due to a temporary work stoppage in our Specialty Solutions segment which was resolved during the first quarter.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses, (“SG&A”) for the fiscal year 2022 were $169.9 million, or 23.1% of sales compared to $163.1 million, or 24.8% of sales during the prior year. SG&A expenses during this period were primarily impacted by increased distribution expenses associated with the customer mix and higher organic sales volume and increased research and development spending to drive future product initiatives.

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

Restructuring Charges

During fiscal year 2022, we incurred restructuring expenses of $4.4 million, primarily related to productivity improvements, facility rationalization activities, and global headcount reductions within our Engraving and Electronics segments.

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

Acquisition Related Expenses

We incurred acquisition related expenses of $1.6 million and $0.9 million in fiscal year 2022 and 2021, respectively. Acquisition related expenses typically consist of due diligence, integration, and valuation expenses incurred in connection with recent or pending acquisitions.

Other Operating Expense

We incurred expense of $5.7 million in fiscal year 2022 related to a litigation accrual. Refer to Part II, Item 8, Note 12, "CONTINGENCIES," in the Notes to the Consolidated Financial Statements for details.

Income from Operations

Income from operations for the fiscal year 2022 was $88.3 million, compared to $59.2 million during the prior year. The $29.1 million increase, or 49.2% is primarily due to the loss on sale of the Enginetics business of $14.6 million in the prior year, income from organic sales increases and pricing actions, along with cost reduction activities and productivity improvement initiatives implemented in all of our businesses, partially offset by material inflation, logistics and labor costs as well as the impact of the COVID-19 lockdown in China in the fourth fiscal quarter of 2022 and a litigation charge of $5.7 million.

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

Interest Expense

Interest expense for the fiscal year 2022 was $5.9 million a decrease of $0.1 million as compared to the prior year. Interest expense for the fiscal year 2021 was $6.0 million, a decrease of $1.5 million as compared to the prior year.

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

The income tax provision from continuing operations for the fiscal year ended June 30, 2022 was $19.8 million, or an effective rate of 24.4% compared to $14.2 million, or an effective rate of 26.9% for the year ended June 30, 2021, and $13.1 million, or an effective rate of 24.2% for the year ended June 30, 2020. Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, the amount of our income or loss, the mix of income earned in the US versus outside the US, the effective tax rate in each of the countries in which we earn income, and any one-time tax issues which occur during the period.

The income tax provision from continuing operations for the fiscal year ended June 30, 2022 was impacted by the following items: (i) a tax provision of $4.3 million due to the mix of income in various jurisdictions, (ii) a tax benefit of $2.2 million related to Federal R&D credit and Foreign Tax credit (iii) a tax benefit of $1.3 million related to return-to-accrual adjustments to true up prior-period provision amounts, and (iv) a tax expense of $1.0 million related to uncertain tax position.

The income tax provision from continuing operations for the fiscal year ended June 30, 2021 was impacted by the following items: (i) a tax provision of $5.1 million due to the mix of income in various jurisdictions, (ii) a tax benefit of $1.0 million from our 2019 and 2020 tax losses that the CARES Act allows to be carried back to 2014 and 2015, when the U.S. federal income tax rate was 35%, (iii) a tax benefit of $0.8 million related to Federal R&D credit and Foreign Tax Credit, (iv) a tax benefit of $1.7 million related to return-to-accrual adjustments to true-up up prior-period provision amounts, and (v) the tax expense of $1.2 million attributable to the divestiture of the Enginetics Corporation during the year.

The income tax provision from continuing operations for the fiscal year ended June 30, 2020 was impacted by the following items: (i) a tax benefit of $1.2 million related to the Federal R&D credit, (ii) a tax provision of $1.4 million due to the mix of income in various jurisdictions, (iii) a tax benefit of $0.7 million related to the release of uncertain tax provision reserves, and (iv) a tax provision of $0.8 million related to GILTI.

Capital Expenditures

Our capital spending is focused on growth initiatives, cost reduction activities, and upgrades to extend the capabilities of our capital assets.  In general, we anticipate our capital expenditures over the long-term will be approximately 3% to 5% of net sales.

During fiscal year 2022, capital expenditures were $23.9 million or 3.2% of net sales, as compared to $21.4 million, or 3.3%, of net sales in the prior year. We expect 2023 capital spending to be between $35 million and $40 million.

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

Backlog orders are as follows (in thousands):

	As of June 30, 2022		As of June 30, 2021
	Total	Backlog under	Total	Backlog under
	Backlog	1 year	Backlog	1 year
Electronics	$179,778	$149,247	$121,488	$118,322
Engraving	19,794	14,250	20,076	13,401
Scientific	4,356	4,356	5,872	5,871
Engineering Technologies	49,990	43,644	68,375	46,350
Specialty Solutions	47,569	44,751	31,356	26,547
Total	$301,487	$256,248	$247,167	$210,491

Total backlog realizable within one year increased $45.8 million, or 21.7% to $256.3 million at June 30, 2022 from $210.5 million at June 30, 2021.  Electronics total backlog increased 46% due to demand in all geographic markets in response to the beginning of the global recovery from the pandemic, new business opportunities, plus an additional $2.3 million due to the acquisition of Sensor Solutions. Backlog declines in the Engineering Technologies segment are primarily due to project related timing, particularly in the space end market.

Changes in backlog under 1 year are as follows (in thousands):

As of June 30, 2022
Backlog under 1 year, prior year period	$210,491
Components of change in backlog:
Organic change	43,504
Effect of acquisitions	2,253
Backlog under 1 year, current period	$256,248

Segment Analysis (in thousands)

Overall Outlook

Looking forward to fiscal year 2023, we expect to be well-positioned, with anticipated continued improvement in key financial metrics, supported by productivity initiatives.

In general, for fiscal year 2023, we expect:

●

continued growth in transportation markets from electric vehicle programs, both the ramp up of existing business and new business opportunities, including sensors for chargers plugs and soft trim growth;

●	vaccine storage demand to decline after record COVID-19 related surge in fiscal year 2021 and early fiscal year 2022, countered by a return of demand from universities and research institutions;
●	commercial aviation and defense end markets to remain strong with double digit sales increase from the prior year based on current program expectations;
●	space markets to remain attractive, with an anticipated moderate volume decline due to timing of production versus launch;
●	refuse and dump end markets to remain stable while being supported by investments in the U.S. infrastructure bill;
●	strong Merchandising and Pumps business to benefit from return to pre-COVID-19 demand levels in food service equipment markets.

Electronics

	2022 compared to 2021			2021 compared to 2020
(in thousands except			%			%
percentages)	2022	2021	Change	2021	2020	Change
Net sales	$304,290	$253,369	20.1%	$253,369	$185,294	36.7%
Income from operations	70,428	46,600	51.1%	46,600	29,749	56.6%
Operating income margin	23.1%	18.4%		18.4%	16.1%

Net sales in fiscal year 2022 increased $50.9 million, or 20.1%, when compared to the prior year. Organic sales increased $56.1 million, or 22.2%, reflecting a broad-based geographical recovery with continued strong demand for all product groups as well as new business opportunities, including the impact of a COVID-19 lockdown in China in the fourth fiscal quarter. Acquisitions in fiscal year 2022 added $1.9 million, or 0.8% in sales. The foreign currency impact decreased sales by $7.1 million, or 2.8%.

Income from operations in the fiscal year 2022 increased $23.8 million, or 51.1%, when compared to the prior year. The operating income increase was the result of organic sales growth, various pricing actions and cost saving initiatives, partially offset by material and freight cost increases.

In the first quarter of fiscal year 2023, on a sequential basis, we expect a moderate increase in revenue due to continued positive end market demand trends and some recovery of sales deferred due to the COVID-19 lockdown in China. We also expect a slight sequential increase in operating margin reflecting the sales increase partially offset by product mix.

Net sales in fiscal year 2021 increased 68.1 million, or 36.7%, when compared to the prior year as organic sales increased $35.9 million, or 3.6%. The Renco Electronics acquisition added $25.6 million or 13.8%. The foreign currency impacted increased sales by $6.6 million, or $6.5%. Organic sales growth was positive in all geographic areas as well as the product groups of magnetics, sensors and switching technologies supported by the rebound from the COVID-19 pandemic impact.

Income from operations in the fiscal year 2021 increased $16.9 million, or 56.6% when compared to the prior year. The operating income increase was the result of organic sales growth, product line mix, various cost savings initiatives, and the impact of the Renco acquisition, offset by inflationary material cost increases.

Engraving

	2022 compared to 2021			2021 compared to 2020
(in thousands except			%			%
percentages)	2022	2021	Change	2021	2020	Change
Net sales	$146,255	$147,016	(0.5%)	$147,016	$143,736	2.3%
Income from operations	21,825	22,510	(3.0%)	22,510	20,493	9.8%
Operating income margin	14.9%	15.3%		15.3%	14.3%

Net sales in fiscal year 2022 decreased by $0.8 million, or 0.5%, compared to the prior year. Organic sales increased by $0.9 million, or 0.6%, as a result of timing of projects. The sales increase was offset by foreign exchange impacts of $1.6 million, or 1.1%.

Income from operations in fiscal year 2022 decreased by $0.7 million, or 3.0%, when compared to the prior year, reflecting geographic mix, partially offset by productivity initiatives.

In the first quarter of fiscal year 2023, we expect a slight sequential decrease in revenue and operating margin due to project mix partially offset by operational improvements.

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

Scientific

	2022 compared to 2021			2021 compared to 2020
(in thousands except			%			%
percentages)	2022	2021	Change	2021	2020	Change
Net sales	$83,850	$79,421	5.6%	$79,421	$57,523	38.1%
Income from operations	17,861	18,240	(2.1%)	18,240	13,740	32.8%
Operating income margin	21.3%	23.0%		23.0%	23.9%

Net sales in fiscal year 2022 increased by $4.4 million, or 5.6% when compared to the prior year.  The net sales increase reflects overall growth in end markets, such as pharmaceutical channels, clinical settings, and academic laboratories, including continued strong demand for cold storage surrounding COVID-19 vaccine distribution and the general market recovery as well as pricing actions.

Income from operations in fiscal year 2022 decreased by $0.4 million, or 2.1%, reflecting higher freight costs and investments in new product development, offset by revenue growth and pricing actions.

In the first quarter of fiscal year 2023, on a sequential basis, we expect slight revenue and operating margin decrease due to lower COVID vaccine storage demand.

Net sales in fiscal year 2021 remained relatively flat compared to the prior year. The net sales increase reflects overall growth in end markets including pharmaceutical channels, clinical laboratories, and academic institutions, primarily in response to customer needs for cold storage surrounding COVID-19 vaccine distribution.

Income from operations in fiscal year 2021 increased $4.5 million or 32.8%, reflecting revenue growth, partially offset by reinvestments in the business for future growth opportunities and increased freight costs.

Engineering Technologies

	2022 compared to 2021			2021 compared to 2020
(in thousands except			%			%
percentages)	2022	2021	Change	2021	2020	Change
Net sales	$78,117	$75,562	3.4%	$75,562	$104,047	(27.4%)
Income from operations	8,776	6,164	42.4%	6,164	14,027	(56.1%)
Operating income margin	11.2%	8.2%		8.2%	13.5%

Net sales in fiscal year 2022 increased $2.6 million or 3.4% when compared to the prior year. Sales distribution by market in 2022 was as follows: 40% space, 23% aviation, 19% defense, 7% energy, and 11% other markets. Sales in the prior year period included revenue of $9.2 million related to our divested Enginetics business. Excluding the impact of the divestiture, sales increased $11.8 million primarily due to customer demand in the commercial aviation market, along with an increase in sales into the space end market, particularly related to commercialization of space and a medical market customer demand surge.

Income from operations in fiscal year 2022 increased $2.6 million or 42.4% when compared to the prior year. The increase was primarily due to cost saving measures implemented during the pandemic and maintained as economic activity resumed along with the absences of losses associated with the Enginetics business, offset by a $1.1 million one-time project-related charge.

In the first quarter of fiscal year 2023, on a sequential basis, we expect a moderate to significant decrease in revenue reflecting timing of projects and a slight decrease in operating margin, with productivity initiatives mostly offsetting the impact of the volume decline.

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

Specialty Solutions

	2022 compared to 2021			2021 compared to 2020
(in thousands except			%			%
percentages)	2022	2021	Change	2021	2020	Change
Net sales	$122,827	$100,864	21.8%	$100,864	$113,935	(11.5%)
Income from operations	15,579	14,358	8.5%	14,358	18,546	(22.6%)
Operating income margin	12.7%	14.2%		14.2%	16.3%

Net sales for fiscal year 2022 increased $22.0 million, or 21.8% when compared to the prior year. Organic sales increased $22.9 million, or 22.7%. Increased sales volume is primarily due to a continued recovery in the Pumps and Merchandising businesses and pricing actions, partially offset by the impact of a temporary work stoppage which was resolved during the first quarter.

Income from operations for fiscal year 2022 increased $1.2 million, or 8.5%, when compared to the prior year primarily as a result of increased sales volume in the Pumps and Merchandising businesses, partially offset by higher costs of labor, including the temporary work stoppage in the first quarter and higher raw material and ocean freight costs.

In the first quarter of fiscal year 2023, on a sequential basis, we expect revenue to be similar and operating margin to slightly increase reflecting end market demand trends and the impact of pricing and productivity initiatives.

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

Corporate, Restructuring and Other

	2022 compared to 2021			2021 compared to 2020
(in thousands except			%			%
percentages)	2022	2021	Change	2021	2020	Change
Corporate	$ (34,413)	$ (29,674)	16.0%	$ (29,674)	$ (29,599)	0.3%
Loss on sale of business	-	(14,624)	(100.0%)	(14,624)	-	100.0%
Restructuring	(4,399)	(3,478)	26.5%	(3,478)	(4,669)	(25.5%)
Acquisition related expenses	(1,618)	(931)	73.8%	(931)	(1,759)	(47.1%)
Other operating expense	(5,745)	-	100.0%	-	-	-

Corporate expenses in fiscal year 2022 increased $4.7 million, or 16% when compared to the prior year, primarily due to employee related compensation accruals and research and development costs.

Corporate expenses remained flat in fiscal year 2021 primarily due to general wage inflation and benefit increases offset by cost saving reductions compared to the prior year.

The loss on sale of business, restructuring, and acquisition related expenses have been discussed above in the Company Overview. The increase in other operating expense in fiscal year 2022 reflects a $5.7 million litigation accrual.

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

	Year Ended June 30,
	2022	2021	2020
Net sales	$-	$-	$111,841

Gain (loss) on sale of business	$-	$-	$(19,996)
Transaction fees	-	-	(1,933)
Profit (loss) before taxes	$(113)	$(2,620)	$(23,439)
Benefit (provision) for taxes	24	550	2,613
Net income (loss) from discontinued operations	$(89)	$(2,070)	$(20,826)

Liquidity and Capital Resources

At June 30, 2022, our total cash balance was $104.8 million, of which $94.2 million was held outside of the United States.  In the fourth quarter of fiscal year 2022, we paid $25.0 million of our outstanding borrowings under the credit facility. During fiscal years 2022, 2021 and 2020, we repatriated $30.8 million, $37.6 million, and $39.2 million of our cash previously held outside of the United States, respectively.  During fiscal year 2023, we anticipate returning $30.0 million to $35.0 million of foreign cash, however, the amount and timing of cash repatriation during 2023 will be dependent upon foreign exchange rates and each business unit’s operational needs including requirements to fund working capital, capital expenditure, and jurisdictional tax payments.  The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Cash Flow

Net cash provided by continuing operating activities for the year ended June 30, 2022 was $78.1 million compared to net cash provided by continuing operating activities of $81.9 million in the prior year. We generated $101.7 million from income statement activities and used $23.1 million of cash to fund working capital increases. Cash flow used in investing activities for the year ended June 30, 2022 totaled $31.0 million. Uses of investing cash consisted primarily of capital expenditures of $23.9 million, $13.0 million for the acquisitions, $1.0 million used in other investing activities, offset by $5.0 million generated by proceeds from a life insurance policy related to the death of a retired Company executive and $1.8 million generated by sales of property, plant, and equipment. Cash used by financing activities for the year ended June 30, 2022 were $69.4 million and included stock repurchases of $31.4 million, repayments of debt of $25.0 million, cash paid for dividends of $12.2 million, and contingent consideration payments due to the seller of the Renco business of $2.2 million.

Net cash provided by continuing operating activities for the year ended June 30, 2021 was $81.9 million compared to net cash provided by continuing operating activities of $54.7 million in the prior year. We generated $94.7 million from income statement activities and generated $4.4 million of cash to fund working capital decreases. Cash flow used in investing activities for the year ended June 30, 2021 totaled $39.1 million.  Uses of investing cash consisted primarily of $27.4 million for the acquisition of Renco and capital expenditures of $21.75 million offset by $11.7 million of proceeds from the sale of the Enginetics business. Cash used by financing activities for the year ended June 30, 2021 were $31.7 million and included stock repurchases of $21.2 million and cash paid for dividends of $11.4 million.

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $157.9 million at June 30, 2022, as compared to $212.6 million as of June 30, 2021. We participate in two multi-employer pension plans and sponsor six defined benefit plans including two in the U.S. and one in the U.K., Germany, Ireland, and Japan.  The Company’s pension plan is frozen for U.S. employees and participants in the plan ceased accruing future benefits.  Our primary U.S. defined benefit plan is not 100% funded under ERISA rules at June 30, 2022.

U.S. defined benefit plan contributions of $0.2 million were made during fiscal year 2022 compared to $7.8 million during fiscal year 2021.There are no required contributions to the United States funded pension plan for fiscal year 2023. The Company expects to make contributions during fiscal year 2023 of $0.2 million and $0.2 million to its unfunded defined benefit plans in the U.S. and Germany, respectively. Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have evaluated the current and long-term cash requirements of our defined benefit and defined contribution plans as of June 30, 2022 and determined our operating cash flows from continuing operations and available liquidity are expected to be sufficient to cover the required contributions under ERISA and other governing regulations.

We have an insurance program in place to fund supplemental retirement income benefits for three retired executives.  Current executives and new hires are not eligible for this program. At June 30, 2022, the underlying policies had a cash surrender value of $11.1 million and are reported net of loans of $5.1 million for which we have the legal right of offset. These amounts are reported net on our balance sheet.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes. As of June 30, 2022, the Company has used $5.1 million against the letter of credit sub-facility and had the ability to borrow $312.6 million under the facility based on our current trailing twelve-month EBITDA. The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants. The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1. Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition related charges up to the lower of $20.0 million or 10% of EBITDA. The facility allows for unlimited non-cash charges including purchase accounting and goodwill adjustments. At June 30, 2022, the Company’s Interest Coverage Ratio was 16.03:1.

Leverage Ratio- The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1. Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period. At June 30, 2022, the Company’s Leverage Ratio was 0.98:1.

As of June 30, 2022, we had borrowings under our facility of $175.0 million.  In order to manage our interest rate exposure on these borrowings, we are party to $175.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.18%.  The effective rate of interest for our outstanding borrowings, including the impact of the interest rate swaps, was 2.53%.  Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.

In connection with the acquisition of Renco, we assumed $0.7 million of debt under the Paycheck Protection Program, within the United States Coronavirus Aid, Relief, and Economic Security ("CARES") Act. These borrowings were forgiven in June 2021.

Our primary sources of cash are cash flows from continuing operations and borrowings under the facility.  We expect that fiscal year 2023 depreciation and amortization expense will be between $20.0 and $21.0 million and $7.0 and $9.0 million, respectively.

The following table sets forth our capitalization at June 30:

	2022	2021
Long-term debt	$174,830	$199,490
Less cash and cash equivalents	104,844	136,367
Net debt	69,986	63,123
Stockholders' equity	499,343	506,425
Total capitalization	$569,329	$569,548

Stockholders’ equity decreased year over year by $7.1 million, primarily as a result of $43.6 million of cash returned to shareholders in the form of dividends and stock repurchases, offset by current year net income of $61.4 million. The Company's net debt to capital percentage changed to 12.3% as of June 30, 2022 from 11.1% in the prior year.

At June 30, 2022, we expect to pay estimated interest payments of $10.8 million within the next five years. This estimate is based upon effective interest rates as of June 30, 2022 and excludes any interest rate swaps which are assets to us. See Item 7A for further discussions surrounding interest rate exposure on our variable rate borrowings.

Post-retirement benefits and pension plan contribution payments represents future pension payments to comply with local funding requirements. Our policy is to fund domestic pension liabilities in accordance with the minimum and maximum limits imposed by the Employee Retirement Income Security Act of 1974 ("ERISA"), federal income tax laws and the funding requirements of the Pension Protection Act of 2006. At June 30, 2022, we expect to pay estimated post-retirement benefit payments of $170.4 million. See "Item 8. Financial Statements and Supplementary Data, Note 16. Employee Benefit Plans" for additional information regarding these obligations.

At June 30, 2022, we had $39.2 million of operating lease obligations. See "Item 8. Financial Statements and Supplementary Data, Note 20. Leases" for additional information regarding these obligations.

At June 30, 2022, we had $9.6 million of non-current liabilities for uncertain tax positions. We are not able to provide a reasonable estimate of the timing of future payments related to these obligations.

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

Employee Relations – The Company has labor agreements with four union locals in the United States and various European employees belong to European trade unions.

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

Revenue Recognition – Most of the Company’s contracts have a single performance obligation which represents, the product or service being sold to the customer. Some contracts include multiple performance obligations such as a product and the related installation and/or extended warranty. Additionally, most of the Company’s contracts offer assurance type warranties in connection with the sale of a product to customers. Assurance type warranties provide a customer with assurance that the product complies with agreed-upon specifications. Assurance type warranties do not represent a separate performance obligation.

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

Our annual impairment testing at each reporting unit relied on assumptions surrounding general market conditions, short-term growth rates, a terminal growth rate of 2.5%, and detailed management forecasts of future cash flows prepared by the relevant reporting unit.  Fair values were determined primarily by discounting estimated future cash flows at a weighted average cost of capital of 10.4%.  During our annual impairment testing, we evaluated the sensitivity of our most critical assumption, the discount rate, and determined that a 100-basis point change in the discount rate selected would not have impacted the test results.  Additionally, the Company could reduce the terminal growth rate from its current 2.5% to 1.0% and the fair value of all reporting units would still exceed their carrying value.

While we believe that our estimates of future cash flows are reasonable, changes in assumptions could significantly affect our valuations and result in impairments in the future.  The most significant assumption involved in the Company’s determination of fair value is the cash flow projections of each reporting unit.

As a result of our annual assessment in the fourth quarter of fiscal year 2022, the Company determined that the fair value of the seven reporting units substantially exceeded their respective carrying values.  Therefore, no impairment charges were recorded in connection with our annual assessment during the fourth quarter of fiscal year 2022.

Cost of Employee Benefit Plans – We provide a range of benefits to certain retirees, including pensions and some postretirement benefits.  We record expenses relating to these plans based upon various actuarial assumptions such as discount rates, assumed rates of return, compensation increases and turnover rates.  The expected return on plan assets assumption of 6.7% in the U.S. is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.  We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets as well as our current expectations for long-term rates of returns for our pension assets.  The U.S. discount rate of 5.0% reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.  We review our actuarial assumptions, including discount rate and expected long-term rate of return on plan assets, on at least an annual basis and make modifications to the assumptions based on current rates and trends when appropriate.  Based on information provided by our actuaries and other relevant sources, we believe that our assumptions are reasonable.

The cost of employee benefit plans includes the selection of assumptions noted above.  A twenty-five-basis point change in the U.S. expected return on plan assets assumptions, holding our discount rate and other assumptions constant, would increase or decrease pension expense by approximately $0.4 million per year.  A twenty-five-basis point change in our discount rate, holding all other assumptions constant, would have no impact on 2022 pension expense as changes to amortization of net losses would be offset by changes to interest cost.  In future years, the impact of discount rate changes could yield different sensitivities. See the Notes to the Consolidated Financial Statements for further information regarding pension plans.

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

 Recently Issued Accounting Pronouncements

See "Item 8. Financial Statements and Supplementary Data, Note 1. Summary of Accounting Policies” for information regarding the effect of recently issued accounting pronouncements on our consolidated statements of operations, comprehensive income, stockholders’ equity, cash flows, and notes for the year ended June 30, 2022.

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

Exchange Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts and the fact that most of our foreign currency sales are transacted in their functional currency.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as loan payments, customer remittances, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At June 30, 2022 and 2021, the fair value, in the aggregate, of the Company’s open foreign exchange contracts was a liability of $0.6 million and $2.8 million respectively.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at June 30, 2022, would not result in a material change in our operations, financial position, or cash flows.  We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate

The Company’s effective interest rate on borrowings was 2.53% and 2.59% at June 30, 2022 and 2021, respectively.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings and is mitigated by our use of interest rate swap agreements to modify our exposure to interest rate movements.  At June 30, 2022, we have $175.0 million of active floating to fixed rate swaps with terms ranging from one to four years.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.18%.  At June 30, 2022, the fair value, in the aggregate, of the Company’s interest rate swaps were assets of $8.4 million. At June 30, 2021, the fair value, in the aggregate, of the Company’s interest rate swaps were liabilities of $3.1 million. A 25-basis point increase in interest rates would not change our annual interest expense as all of our outstanding debt is currently converted to fixed rate debts by means of interest rate swaps.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of June 30, 2022, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

Item 8. Financial Statements and Supplementary Data

Standex International Corporation and Subsidiaries

Consolidated Balance Sheets

As of June 30 (in thousands, except share data)	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$104,844	$136,367
Accounts receivable, net	117,075	109,883
Inventories	105,339	91,862
Prepaid expenses and other current assets	45,210	23,504
Income taxes receivable	6,530	12,750
Total current assets	378,998	374,366

Property, plant and equipment, net	128,584	133,373
Intangible assets, net	85,770	98,929
Goodwill	267,906	278,054
Deferred tax asset	8,186	9,566
Operating lease right-of-use asset	39,119	37,276
Other non-current assets	25,876	30,659
Total non-current assets	555,441	587,857

Total assets	$934,439	$962,223

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$74,520	$74,756
Accrued liabilities	67,773	61,717
Income taxes payable	8,475	7,236
Total current liabilities	150,768	143,709

Long-term debt	174,830	199,490
Operating lease long-term liabilities	31,357	29,041
Accrued pension and other non-current liabilities	78,141	83,558
Total non-current liabilities	284,328	312,089

Contingencies (Note 12)

Stockholders' equity:
Common stock, par value $1.50 per share - 60,000,000 shares authorized, 27,984,278 issued, 11,824,128 and 12,044,405 shares outstanding in 2022 and 2021	41,976	41,976
Additional paid-in capital	91,200	80,788
Retained earnings	901,421	852,489
Accumulated other comprehensive loss	(153,312)	(116,140)
Treasury shares (16,160,150 shares in 2022 and 15,939,873 shares in 2021)	(381,942)	(352,688)
Total stockholders' equity	499,343	506,425

Total liabilities and stockholders' equity	$934,439	$962,223

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended June 30
(in thousands, except per share data)	2022	2021	2020
Net sales	$735,339	$656,232	$604,535
Cost of sales	(465,393)	(414,971)	(389,080)
Gross profit	269,946	241,261	215,455

Selling, general and administrative expenses	169,890	163,063	148,499
Restructuring costs	4,399	3,478	4,669
Loss on sale of business	-	14,624	-
Acquisition related expenses	1,618	931	1,759
Other operating expense	5,745	-	-
Income from operations	88,294	59,165	60,528

Interest expense	5,874	5,992	7,475
Other non-operating (income) expense, net	1,131	473	(1,021)
Income from continuing operations before income taxes	81,289	52,700	54,074
Provision for income taxes	(19,807)	(14,157)	(13,060)
Income from continuing operations	61,482	38,543	41,014

Income (loss) from discontinued operations, net of tax	(89)	(2,070)	(20,826)

Net income	$61,393	$36,473	$20,188

Basic earnings per share:
Income (loss) from continuing operations	$5.13	$3.17	$3.33
Income (loss) from discontinued operations	-	(0.17)	(1.69)
Total	$5.13	$3.00	$1.64

Diluted earnings per share:
Income (loss) from continuing operations	$5.07	$3.14	$3.31
Income (loss) from discontinued operations	(0.01)	(0.17)	(1.68)
Total	$5.06	$2.97	$1.63

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Years Ended June 30 (in thousands)	2022	2021	2020

Net income	$61,393	$36,473	$20,188
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs, net of tax	$(4,702)	$12,425	$(6,864)
Amortization of unrecognized costs, net of tax	4,433	5,083	4,363
Derivative instruments:
Change in unrealized gains and (losses), net of tax	7,582	3,041	(3,501)
Amortization of unrealized gains and (losses) into interest expense, net of tax	1,950	1,168	(991)
Foreign currency translation gains (losses), net of tax	(46,435)	9,802	(3,388)
Other comprehensive income (loss), net of tax	$(37,172)	$31,519	$(10,381)
Comprehensive income	$24,221	$67,992	$9,807

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

				Accumulated
				Other
		Additional		Comprehensive			Total
For the Years Ended June 30	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, June 30, 2019	$41,976	$65,515	$818,282	$(137,278)	15,650	$(324,182)	$464,313
Stock issued under incentive compensation plans and employee purchase plans	-	211	-	-	(74)	1,526	1,737
Stock-based compensation	-	7,026	-	-	-	-	7,026
Treasury stock acquired	-	-	-	-	172	(10,437)	(10,437)
Adoption of ASC 606	-	-	(55)	-	-	-	(55)
Comprehensive income:
Net income	-	-	20,188	-	-	-	20,188
Foreign currency translation adjustment	-	-	-	(3,388)	-	-	(3,388)
Pension, net of tax of $0.9 million	-	-	-	(2,500)	-	-	(2,500)
Change in fair value of derivatives, net of tax of $1.6 million	-	-	-	(4,493)	-	-	(4,493)
Dividends declared ($0.86 per share)	-	-	(10,759)	-	-	-	(10,759)
Balance, June 30, 2020	$41,976	$72,752	$827,656	$(147,659)	15,748	$(333,093)	$461,632
Stock issued under incentive compensation plans and employee purchase plans	-	(332)	-	-	(76)	1,605	1,273
Stock-based compensation	-	8,368	-	-	-	-	8,368
Treasury stock acquired	-	-	-	-	268	(21,200)	(21,200)
Comprehensive income:	-	-		-	-	-
Net income	-	-	36,473	-	-	-	36,473
Foreign currency translation adjustment	-	-	-	9,802	-	-	9,802
Pension, net of tax of $5.6 million	-	-	-	17,508	-	-	17,508
Change in fair value of derivatives, net of tax of $0.9 million	-	-	-	4,209	-	-	4,209
Dividends declared ($0.94 per share)	-	-	(11,640)	-	-	-	(11,640)
Balance, June 30, 2021	$41,976	$80,788	$852,489	$(116,140)	15,940	$(352,688)	$506,425
Stock issued under incentive compensation plans and employee purchase plans	-	(756)	-	-	(97)	2,171	1,415
Stock-based compensation	-	11,168	-	-	-	-	11,168
Treasury stock acquired	-	-	-	-	317	(31,425)	(31,425)
Comprehensive income:
Net income	-	-	61,393	-	-	-	61,393
Foreign currency translation adjustment	-	-	-	(46,435)	-	-	(46,435)
Pension, net of tax of $1.6 million	-	-	-	(269)	-	-	(269)
Change in fair value of derivatives, net of tax of $2.8 million	-	-	-	9,532	-	-	9,532
Dividends declared ($1.02 per share)	-	-	(12,461)	-	-	-	(12,461)
Balance, June 30, 2022	$41,976	$91,200	$901,421	$(153,312)	16,160	$(381,942)	$499,343

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended June 30 (in thousands)	2022	2021	2020
Cash Flows from Operating Activities
Net income	$61,393	$36,473	$20,188
Income (loss) from discontinued operations	(89)	(2,070)	(20,826)
Income from continuing operations	61,482	38,543	41,014
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,697	33,241	32,294
Stock-based compensation	11,168	8,368	7,026
Gain on sale of real estate and equipment	(456)	-	-
Non-cash portion of restructuring charge	1,691	(489)	386
Loss on sale of business	-	14,624	-
Gain from extinguishment of debt - PPP loan	-	(713)	-
Deferred income taxes	(1,967)	836	5,635
Life insurance benefit	(193)	-	(1,302)
Contributions to defined benefit plans	(535)	(8,120)	(4,040)
Increase/(decrease) in cash from changes in assets and liabilities, net of effects from discontinued operations and business acquisitions:
Accounts receivables, net	(11,571)	(5,542)	2,325
Inventories	(18,183)	(7,717)	(9,050)
Prepaid expenses and other assets	(9,072)	(8,000)	(10,960)
Accounts payable	6,132	17,612	174
Accrued liabilities, pension and other liabilities	2,206	4,920	2,342
Income taxes payable	7,738	(5,697)	(11,167)
Net cash provided by operating activities from continuing operations	78,137	81,866	54,677
Net cash provided by (used for) operating activities from discontinued operations	(421)	1,716	(7,435)
Net cash provided by operating activities	77,716	83,582	47,242
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(23,891)	(21,752)	(21,521)
Expenditures for acquisitions, net of cash acquired	(12,978)	(27,406)	(622)
Expenditures for executive life insurance policies	(248)	(243)	(281)
Proceeds from sale of business	-	11,678	-
Proceeds from sale of real estate and equipment	1,820	117	180
Proceeds withdrawn from life insurance policies	4,974	-	1,624
Other investing activity	(721)	(1,485)	-
Net cash (used for) investing activities from continuing operations	(31,044)	(39,091)	(20,620)
Net cash provided by investing activities from discontinued operations	-	-	20,003
Net cash (used for) investing activities	(31,044)	(39,091)	(617)
Cash Flows from Financing Activities
Proceeds from borrowings	-	17,000	106,500
Payments of debt	(25,000)	(17,000)	(105,300)
Contingent consideration payment	(2,167)	(356)	(872)
Activity under share-based payment plans	1,415	1,273	1,738
Purchase of treasury stock	(31,425)	(21,200)	(10,437)
Cash dividends paid	(12,249)	(11,449)	(10,606)
Net cash (used for) financing activities	(69,426)	(31,732)	(18,977)
Effect of exchange rate changes on cash	(8,769)	4,799	(1,984)
Net change in cash and cash equivalents	(31,523)	17,558	25,664
Cash and cash equivalents at beginning of year	136,367	118,809	93,145
Cash and cash equivalents at end of year	$104,844	$136,367	$118,809

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$4,745	$4,904	$6,324
Income taxes, net of refunds	$17,987	$17,185	$18,737

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

Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. Estimates are based on historical experience, actuarial estimates, current conditions and various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when they are not readily apparent from other sources. These estimates assist in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The estimates and assumptions used in the preparation of the consolidated financial statements have considered the implications on the Company as a result of ongoing global events and related economic impacts. As a result, there is heightened volatility and uncertainty around supply chain performance, labor availability, and customer demand. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of June 30, 2022 and the issuance date of this Annual Report on Form 10-K.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments purchased with a maturity of three months or less. These investments are carried at cost, which approximates fair value. At June 30, 2022 and 2021, the Company’s cash was comprised solely of cash on deposit.

Trading Securities

The Company purchases investments for its non-qualified defined contribution plan for employees who exceed certain thresholds under our traditional 401(k) plan. These investments are classified as trading and reported at fair value. The investments, generally consisting of mutual funds, are included in other non-current assets and amounted to $3.0 million at  June 30, 2022 and $3.0 million at June 30, 2021. Gains and losses on these investments are recorded as other non-operating (income) expense, net in the Consolidated Statements of Operations.

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

The changes in the allowances for credit losses accounts during 2022, 2021, and 2020 were as follows (in thousands):

	2022	2021	2020
Balance at beginning of year	$1,588	$2,113	$1,250
Acquisitions and other	104	20	192
Provision charged to expense	699	605	824
Write-offs, net of recoveries	(177)	(1,150)	(153)
Balance at end of year	$2,214	$1,588	$2,113

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

Leases

At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. We do not have material financing leases.

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

Goodwill and Identifiable Intangible Assets

All business combinations are accounted for using the acquisition method. Goodwill and identifiable intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Definite lived identifiable intangible assets are amortized over the following useful lives:

Customer relationships (years)	5	to	15
Patents (years)	5	to	15
Non-compete agreements (years)	5
Other (years)	10
Developed technology (years)	10	to	20

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

The Company did not have any transfers of assets and liabilities among levels of the fair value measurement hierarchy during the years ended June 30, 2022 or 2021. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, accounts payable and debt are carried at cost, which approximates fair value.

The fair values of our financial instruments at June 30, 2022 and 2021 were (in thousands):

	2022
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - deferred compensation plan	$3,033	$3,033	$-	$-
Foreign exchange contracts	122	-	122	-
Interest rate swaps	8,420	-	8,420	-

Financial Liabilities
Foreign exchange contracts	711	-	711	-
Interest rate swaps	-	-	-	-
Contingent consideration (a)	1,167	-	-	1,167

	2021
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - deferred compensation plan	$2,988	$2,988	$-	$-
Interest rate swaps	255	-	255	-

Financial Liabilities
Foreign exchange contracts	$1,222	$-	$1,222	$-
Interest rate swaps	3,096	-	3,096	-
Contingent consideration(a)	3,333	-	-	3,333

(a) The fair value of our contingent consideration arrangement is determined based on our evaluation as to the probability and amount of any deferred compensation that has been earned to date.

The Company’s financial liabilities based upon Level 3 inputs include contingent consideration arrangements relating to its acquisition of GS Engineering, and Renco Electronics. The Company is contractually obligated to pay contingent consideration payments to the Sellers of these businesses based on the achievement of certain criteria.

The Company is obligated to pay contingent consideration to the sellers of GS Engineering in the event that certain revenue and gross margin targets are achieved during the five years following acquisition. The targets set in the GS stock purchase agreement were not met for the first, second or third year, which concluded in the fourth quarter of fiscal years 2020, 2021, and 2022 respectively.  As of June 30, 2022, the Company could be required to pay up to $12.8 million for contingent consideration arrangements if the revenue and gross margin targets are met in fiscal years 2023 through 2024.

The Company is also obligated to pay contingent consideration to the sellers of Renco Electronics in the event that certain earnings targets are achieved during the three years following acquisition. During the first quarter of fiscal year 2022, the Company paid $1.2 million to the sellers as Renco exceeded the defined revenue targets during the first year of the measurement period. During the third quarter of fiscal year 2022, the parties agreed to reduce and fix the aggregate earnout payments to a total of $3.4 million. The parties also agreed to accelerate the payment of the remaining unpaid amounts. During the fourth quarter of fiscal year 2022, the Company paid $1.0 million to the sellers of Renco. The remaining unpaid amount of $1.2 million is payable in August 2022.

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

Our total advertising expenses, which are classified under selling, general, and administrative expenses are primarily related to trade shows, and totaled $2.3 million, $1.7 million, and $1.3 million for the years ended June 30, 2022, 2021, and 2020, respectively.

Research and Development

Research and development expenditures are expensed as incurred. Total research and development costs, which are classified under selling, general, and administrative expenses, were $12.2 million, $9.6 million, and $6.9 million for the years ended June 30, 2022, 2021, and 2020, respectively.

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

The changes in the continuing operations warranty reserve, which are recorded as accrued liabilities, during 2022, 2021, and 2020 were as follows (in thousands):

	2022	2021	2020
Balance at beginning of year	$2,086	$1,781	$1,911
Acquisitions and other charges	(29)	68	(86)
Warranty expense	1,083	2,007	1,783
Warranty claims	(1,222)	(1,770)	(1,827)
Balance at end of year	$1,918	$2,086	$1,781

The decrease in warranty expense during 2022 compared to 2021 is primarily due to decreased warranty claims in Scientific driven by declines in sales covered by warranty during the most recent fiscal year.

Stock-Based Compensation Plans

Restricted stock awards, including performance-based awards, generally vest over terms from one to three years. Compensation expense associated with these awards is recorded based on their grant-date fair value and is generally recognized on a straight-line basis over the vesting period. Compensation cost for an award with a performance condition is based on the probable outcome of that performance condition. The stated vesting period is considered non-substantive for retirement eligible participants. Accordingly, the Company recognizes any remaining unrecognized compensation expense upon participant reaching retirement eligibility.

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

Income Taxes

The Company's income tax provision from continuing operations for the fiscal years ended June 30, 2022, 2021, and 2020 was $19.8 million, $14.2 million, and $13.1 million, respectively, or an effective rate of 24.4%,  26.9%, and 24.3%, respectively. Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, the amount of the Company's income or loss, the mix of income earned in the US versus outside the US, the effective tax rate in each of the countries in which we earn income, and any one-time tax issues which occur during the period.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2022 was impacted by the following items: (i) a tax provision of $4.3 million due to the mix of income in various jurisdictions, (ii) a tax benefit of $2.2 million related to Federal R&D credit and Foreign Tax Credit, (iii) a tax benefit of $1.3 million related to return-to-accrual adjustments to true-up up prior-period provision amounts, and (iv) a tax expense of $1.0 million  related to uncertain tax position.

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

Earnings Per Share

(share amounts in thousands)	2022	2021	2020
Basic – Average Shares Outstanding	11,974	12,156	12,324
Effect of Dilutive Securities – Stock Options and Restricted Stock Awards	149	102	63
Diluted – Average Shares Outstanding	12,123	12,258	12,387

Both basic and diluted income is the same for computing earnings per share. There were no outstanding instruments that had an anti-dilutive effect at June 30, 2022 or 2021. There were 32,000 outstanding instruments that had an anti-dilutive effect at June 30, 2020.

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

2. Acquisitions

The Company’s recent acquisitions are strategically significant to the future growth prospects of the Company.  At the time of the acquisition and June 30, 2022, the Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

During the fourth quarter of fiscal year 2022, the Company paid $3.1 million in cash for acquired assets and liabilities of a manufacturer of magnetic components. The results are reported within the Company's Electronics segment. The transaction resulted in $2.5 million of goodwill that is deductible for income tax purposes.

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

The components of the fair value of the Sensor Solutions acquisition, including the preliminary allocation of the purchase price are as follows (in thousands):

	Preliminary Allocation		Preliminary Allocation
	March 31, 2022	Adjustments	June 30, 2022
Fair value of business combination:
Cash payments	$10,016	-	$10,016
Less, cash acquired	(114)	-	(114)
Total	$9,902	$-	$9,902

Identifiable assets acquired and liabilities assumed:
Other acquired assets	$490	$(2)	$488
Inventories	531	(2)	529
Property, plant, and equipment	232	188	420
Identifiable intangible assets	2,800	(20)	2,780
Goodwill	6,001	(161)	5,840
Liabilities assumed	(152)	(3)	(155)
Total	$9,902	$-	$9,902

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

Acquisition Related Expenses

Acquisition related expenses include costs related to acquired businesses and other pending acquisitions.  These costs consist of (i) deferred compensation arrangements and (ii) acquisition related professional service fees and expenses, including financial advisory, legal, accounting, and other outside services incurred in connection with acquisition activities, and regulatory matters related to acquired entities.  These costs do not include purchase accounting expenses, which the Company defines as acquired backlog and the step-up of inventory to fair value, or the amortization of the acquired intangible assets.

For the fiscal year ended June 30, 2020, the Company recorded deferred compensation costs of $1.2 million related to estimated deferred compensation earned by the Horizon Scientific seller to date.  The payments were contingent on the seller remaining an employee of the Company, with limited exceptions, at each anniversary date. The final payment due to the seller was made during the second quarter of fiscal year 2020, and the liability was considered settled.

The components of acquisition related expenses are as follows (in thousands):

	June 30,	June 30,	June 30,
	2022	2021	2020
Deferred compensation arrangements	$-	$-	$1,170
Acquisition related expenses	1,618	931	589
Total	$1,618	$931	$1,759

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

Disaggregation of Revenue from Contracts with Customers

The following table presents revenue disaggregated by product line and segment (in thousands):

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Electronics	304,290	253,369	185,294

Engraving Services	136,779	137,159	132,586
Engraving Products	9,476	9,857	11,150
Total Engraving	146,255	147,016	143,736

Scientific	83,850	79,421	57,523

Engineering Technologies	78,117	75,562	104,047

Hydraulics Cylinders and System	54,864	48,776	51,722
Merchandising & Display	34,305	26,049	31,488
Pumps	33,658	26,039	30,725
Total Specialty Solutions	122,827	100,864	113,935

Total revenue by product line	$735,339	$656,232	$604,535

The following table presents revenue from continuing operations disaggregated by geography based on company’s locations (in thousands):

	Year Ended
Net sales	June 30, 2022	June 30, 2021	June 30, 2020
United States	$429,368	$386,829	$364,188
Asia Pacific	148,028	125,516	98,665
EMEA (1)	143,967	129,908	128,037
Other Americas	13,976	13,979	13,645
Total	$735,339	$656,232	$604,535

(1)  EMEA consists primarily of Europe, Middle East and S. Africa.

The following table presents revenue from continuing operations disaggregated by timing of recognition (in thousands):

	Year Ended
Timing of Revenue Recognition	June 30, 2022	June 30, 2021	June 30, 2020
Products and services transferred at a point in time	$675,461	$619,029	$569,426
Products transferred over time	59,878	37,203	35,109
Net sales	$735,339	$656,232	$604,535

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

The following table provides information about contract assets and liability balances (in thousands):

Year ended June 30, 2022	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Prepaid expenses and other current assets	$15,013	44,168	34,502	$24,679
Contract liabilities:
Customer deposits	$471	12,972	13,402	$41

Year ended June 30, 2021	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Prepaid expenses and other current assets	$9,140	30,773	24,900	$15,013
Contract liabilities:
Customer deposits	$2,298	9,912	11,739	$471

We recognized the following revenue which was included in the contract liability beginning balances (in thousands):

Year ended
Revenue recognized in the period from:	June 30, 2022
Amounts included in the contract liability balance at the beginning of the year	$471

Year ended
Revenue recognized in the period from:	June 30, 2021
Amounts included in the contract liability balance at the beginning of the year	$2,298

Year ended
Revenue recognized in the period from:	June 30, 2020
Amounts included in the contract liability balance at the beginning of the year	$1,358

4. Inventories

Inventories are comprised of (in thousands):

June 30	2022	2021
Raw materials	$56,321	$47,000
Work in process	20,592	22,539
Finished goods	28,426	22,323
Total	$105,339	$91,862

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses and were $14.0 million, $11.0 million, and $9.0 million in 2022, 2021 and 2020 respectively.

5. Property, plant and equipment

Property, plant and equipment consist of the following (in thousands):

June 30	2022	2021
Land, buildings and leasehold improvements	$74,834	$73,785
Machinery, equipment and other	208,878	210,594
Total	283,712	284,379
Less accumulated depreciation	(155,128)	(151,006)
Property, plant and equipment, net	$128,584	$133,373

Depreciation expense totaled $18.0 million, $19.2 million, and $19.2 million, respectively for the years ended June 30, 2022, 2021 and 2020.

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

Changes to goodwill by segment associated with continuing operations during the fiscal year is as follows (in thousands):

	June 30, 2021	Acquisitions	Impairments	Translation Adjustment	June 30, 2022
Electronics	$144,832	$8,381	$-	$(16,244)	$136,969
Engraving	77,378	-	-	(1,128)	76,250
Scientific	15,454	-	-	-	15,454
Engineering Technologies	37,085	-	-	(1,157)	35,928
Specialty Solutions	3,305	-	-	-	3,305
Total	$278,054	$8,381	$-	$(18,529)	$267,906

7. Intangible Assets

Intangible assets consist of the following (in thousands):

		Tradenames
	Customer	(Indefinite-	Developed
	Relationships	lived)	Technology	Other	Total
June 30, 2022
Cost	$58,948	$22,483	$45,006	$3,933	$130,370
Accumulated amortization	(23,847)	-	(17,326)	(3,427)	(44,600)
Balance, June 30, 2022	$35,101	$22,483	$27,680	$506	$85,770

June 30, 2021
Cost	$57,970	$22,273	$53,721	$3,812	$137,776
Accumulated amortization	(19,038)	-	(16,768)	(3,041)	(38,847)
Balance, June 30, 2021	$38,932	$22,273	$36,953	$771	$98,929

Amortization expense from continuing operations totaled $9.5 million, $11.8 million, and $11.6 million, respectively for the years ended June 30, 2022, 2021, and 2020.

At June 30, 2022, aggregate amortization expense is estimated to be (in thousands):

2023	8,655
2024	7,998
2025	7,643
2026	7,249
2027	6,461
Thereafter	25,281
Amortization	$63,287

8. Debt

Long-term debt is comprised of the following at June 30 (in thousands):

	2022	2021
Bank credit agreements	$175,000	$200,000
Total funded debt	175,000	200,000
Issuance cost	(170)	(510)
Total long-term debt	$174,830	$199,490

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of June 30, 2022, the Company had the ability to borrow $312.6 million under the facility based on our current EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants which the Company was compliant with as of June 30, 2022.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Agreement”), to interest expense for the trailing twelve months of at least 2.75:1.  Adjusted EBIT per the Credit Agreement specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition related charges up to the lower of $20 million or 10% of EBITDA. The facility also allows unlimited non-cash charges including purchase accounting and goodwill adjustments.  At June 30, 2022, the Company’s Interest Coverage Ratio was 16.0:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the credit agreement, calculated as Adjusted EBIT per the Credit Agreement plus depreciation and amortization, may not exceed 3.5:1. Under certain circumstances in connection with a Material Acquisitions (as defined in the Facility), the Credit Agreement allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period. At June 30, 2022 the Company’s Leverage Ratio was 0.98:1.

As of June 30, 2022, we had borrowings under our facility of $175.0 million and the effective rate of interest for outstanding borrowings under the facility was 2.53%. Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.

In connection with the acquisition of Renco, the company assumed $0.7 million of debt under the Paycheck Protection Program, within the United States Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. These borrowings were forgiven by the Small Business Administration ("SBA") in June 2021.

Other Long-Term Borrowings

At June 30, 2022 and 2021, the Company had standby letter of credit sub-facility outstanding, primarily for insurance and trade financing purposes of $5.1 million and $6.0 million, respectively.

9. Accrued LIABILITIES

Accrued liabilities from continuing operations recorded in our Consolidated Balance Sheets at June 30, 2022 and 2021 consist of the following (in thousands):

	2022	2021
Payroll and employee benefits	$31,211	$32,550
Operating lease current liability	7,891	7,933
Litigation accrual	5,745	-
Warranty reserves	1,918	2,086
Restructuring costs	1,740	49
Workers' compensation	1,664	2,118
Contingent consideration	1,166	-
Fair value of derivatives	-	4,318
Other	16,438	12,663
Total	$67,773	$61,717

10. Derivative Financial Instruments

Interest Rate Swaps

The Company’s effective swap agreements convert the base borrowing rate on $175 million of debt due under our revolving credit agreement from a variable rate equal to LIBOR to a weighted average fixed rate of 1.18% at  June 30, 2022.

The fair value of the swaps recognized in accrued liabilities and in other comprehensive income (loss) is as follows (in thousands):

Effective Date	Notional	Fixed	Maturity	Fair Value at June 30,
	Amount	Interest Rate		2022	2021
May 24, 2017	25,000	1.88%	April 24, 2022	-	(374)
August 6, 2018	25,000	2.83%	August 6, 2023	48	(1,401)
March 23, 2020	100,000	0.91%	March 23, 2025	5,538	(907)
April 24, 2020	25,000	0.88%	April 24, 2025	1,447	(192)
May 24, 2020	25,000	0.91%	March 24, 2025	1,387	(222)
				$8,420	$(3,096)

The Company reported no losses for the years ended June 30, 2022, 2021, and 2020, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as sales to foreign customers and loan payments between subsidiaries.  The Company enters into such contracts for hedging purposes only.  The Company has designated certain of these currency contracts as hedges, and changes in the fair value of these contracts are recognized in other comprehensive income until the hedged items are recognized in earnings.  Hedge ineffectiveness, if any, associated with these contracts will be reported in net income.  At June 30, 2022 and 2021, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized losses of $0.6 million and $1.0 million, respectively, which approximate the unrealized gains or losses on the related loans.  The contracts have maturity dates ranging from fiscal year 2023 to 2024, which correspond to the related intercompany loans.  The notional amounts of these instruments, by currency in thousands, are as follows:

Currency	2022	2021
USD	-	987
Euro	5,750	5,750
SGD	-	21,836
Canadian	16,600	20,600
JPY	1,000,000	-

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet at June 30, (in thousands):

	Asset Derivatives
	2022		2021
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	8,420
Foreign exchange contracts	Prepaid expenses and other current assets	122	Prepaid expenses and other current assets	255
		$8,542		$255

	Liability Derivatives
	2022		2021
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	$-	Accrued Liabilities	$3,096
Foreign exchange contracts	Accrued Liabilities	-	Accrued Liabilities	1,222
		$-		$4,318

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	2022	2021	2020
Interest rate swaps	$9,552	$1,284	$(7,098)
Foreign exchange contracts	380	2,072	1,851
	$9,932	$3,356	$(5,247)

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to net income for the periods ended (in thousands):

Details about Accumulated				Affected line item
Other Comprehensive				in the Statements
Income (Loss) Components	2022	2021	2020	of Operations
Interest rate swaps	$1,964	$2,287	$547	Interest expense
Foreign exchange contracts	469	(557)	(1,403)	Other non-operating income
	$2,433	$1,730	$(856)

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

U.S. tax law allows a 100% dividend received deduction for foreign dividends and the Company has begun to bring back cash from foreign subsidiaries.  However, the permanent reinvestment assertion must still be assessed and made regarding potential liabilities for foreign withholding taxes.  As of June 30, 2022, the Company maintained the assessment that previously undistributed earnings of certain foreign subsidiaries no longer meet the requirements for indefinite reinvestment under applicable accounting guidance.  Therefore, the Company recognized deferred tax liabilities of approximately $1.0 million that relate to withholding taxes on the current earnings of various foreign subsidiaries.  It is expected that deferred tax liabilities will continue to be recorded on current earnings in future periods from these subsidiaries.  The Company maintains the permanent reinvestment assertion on earnings in certain foreign jurisdictions. It is not practicable to estimate the amount of tax that might be payable on the remaining undistributed earnings.

The components of income from continuing operations before income taxes are as follows (in thousands):

	2022	2021	2020
U.S. Operations	$11,885	$4,997	$11,890
Non-U.S. Operations	69,404	47,703	42,184
Total	$81,289	$52,700	$54,074

The Company utilizes the asset and liability method of accounting for income taxes.  Deferred income taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws.  The components of the provision for income taxes on continuing operations (in thousands) were as shown below:

	2022	2021	2020
Current:
Federal	$935	$(2,592)	$(870)
State	(651)	307	70
Non-U.S.	21,490	15,606	13,963
Total Current	$21,774	$13,321	$13,163
Deferred:
Federal	$486	$1,469	$2,743
State	(892)	374	885
Non-U.S.	(1,561)	(1,007)	(3,731)
Total Deferred	(1,967)	836	(103)
Total	$19,807	$14,157	$13,060

A reconciliation from the U.S. Federal income tax rate on continuing operations to the total tax provision is as follows:

	2022	2021	2020
Provision at statutory tax rate	21.0%	21.0%	21.0%
State taxes	(1.4%)	1.4%	1.1%
Impact of foreign operations	5.3%	4.0%	0.7%
Federal tax credits	(2.7%)	(1.0%)	(3.5%)
Tax Reform	0.0%	0.0%	0%
Cash repatriation	1.1%	4.6%	2.2%
SubF/GILTI	0.0%	0.0%	1.4%
Uncertain Tax Positions	1.3%	1.5%	(1.3%)
Benefit from U.S. tax loss carryback to prior years	0.0%	(1.8%)	0.0%
Tax expense on Enginetics disposal	0.0%	2%	0.0%
Return to provision	(1.6%)	(3.2%)	1.0%
Valuation allowance release	0.0%	(2.3%)	0.0%
Other	1.3%	0.8%	1.7%
Effective income tax provision	24.4%	26.9%	24.3%

Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, size of the Company’s income or loss and any one-time activities occurring during the period.

The Company's income tax provision from continuing operations for the fiscal year ended June 30, 2022 was impacted by the following items: (i) a tax provision of $4.3 million due to the mix of income in various jurisdictions, (ii) a tax benefit of $2.2 million related to Federal R&D credit and Foreign Tax Credit, (iii) a tax benefit of $1.3 million related to return-to-accrual adjustments to true-up prior-period provision amounts, and (iv) a tax expense of $1.0 million related to uncertain tax position.

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

Significant components of the Company’s deferred income taxes are as follows (in thousands):

	2022	2021
Deferred tax liabilities:
Depreciation and amortization	$(25,758)	$(28,997)
Withholding taxes	(4,245)	(4,497)
Other	(420)	(302.00)
Operating lease right-of-use-asset	(4,867)	(4,711)
Total deferred tax liability	$(35,290)	$(38,507)

Deferred tax assets:
Accrued compensation	$3,020	$2,610
Accrued expenses and reserves	2,138	2,610
Pension	8,383	12,653
Inventory	1,023	769
Lease liabilities	4,985	4,783
Net operating loss and credit carry forwards	21,344	16,127
Total deferred tax asset	$40,893	$39,552

Less: Valuation allowance	(14,932)	(12,191)
Net deferred tax asset (liability)	$(9,329)	$(11,146)

The Company estimates the degree to which deferred tax assets, including net operating loss and credit carry forwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss carry forwards that it believes will more likely than not go unrealized.  The valuation allowance at June 30, 2022 applies to federal capital loss, state loss, foreign loss, and state R&D credit carryforwards, which management has concluded that it is more likely than not that these tax benefits will not be realized.  The increase (decrease) in the valuation allowance from the prior year was due to the current year activity in those same federal, state and foreign jurisdictions.

As of June 30, 2022, the Company had gross state net operating loss ("NOL") and credit carry forwards of approximately $76.8 million and $4.4 million, respectively, which may be available to offset future state income tax liabilities and expire at various dates from 2022 through 2042. In addition, the Company had foreign NOL carry forwards of approximately $4.6 million, $3.7 million which carry forward indefinitely and $0.9 million that carry forward for 10 years.

Under ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement.  Accordingly, we recorded an income tax provision in the consolidated statements of income of $0.1 million during the fiscal year ended June 30, 2022, for the shortfall of tax benefits related to equity compensation.

The total provision (benefit) for income taxes included in the consolidated financial statements was as follows (in thousands):

	2022	2021	2020
Continuing operations	$19,807	$14,157	$13,060
Discontinued operations	(24)	(550)	(2,613)
Total provision (benefit)	$19,783	$13,607	$10,447

The tax benefit for discontinued operations relates mostly to the write-off of deferred tax liabilities from the sale of the RSG Group, and the sale of the assets of Master-Bilt.

The changes in the amount of gross unrecognized tax benefits were as follows (in thousands):

	2022	2021	2020
Beginning Balance	$9,412	$9,286	$11,251
Additions based on tax positions related to the current year	762	5	4
Additions for tax positions of prior years	443	121	-
Reductions for tax positions of prior years	(1,058)	-	(1,641)
Settlements	-	-	(328)
Ending Balance	$9,559	$9,412	$9,286

At June 30, 2022, we had $9.6 million of non-current liabilities for uncertain tax positions. We are not able to provide a reasonable estimate of the timing of future payments related to these obligations. The Company increased its uncertain tax position during the year due to Federal and state R&D tax credit exposures. The Company decreased its uncertain tax position during the year due to an assessment received from the Canada Revenue Agency regarding Canadian withholding tax exposures and due to statutes lapsing on state tax exposures.

If the unrecognized tax benefits in the table above were recognized in a future period, $9.6 million of the unrecognized tax benefit would impact the Company’s effective tax rate.

Within the next twelve months, the statute of limitations will close in various U.S., state and non-U.S. jurisdictions. The Company does not reasonably expect any significant changes relating to the net unrecognized tax benefits in the next twelve months.  The following tax years, in the major tax jurisdictions noted, are open for assessment or refund:

Country	Years Ending June 30,
United States	2019 to 2022
Canada	2018 to 2022
Germany	2019 to 2022
Ireland	2022
Portugal	2021 to 2022
United Kingdom	2018 to 2022

The Company’s policy is to include interest expense and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations.  At June 30, 2022 and 2021, the company had $1.1 million and $0.8 million for accrued interest expense on unrecognized tax benefits.

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

Litigation

In the second quarter of fiscal year 2019, a lawsuit was filed against Standex Electronics, Inc., a wholly owned subsidiary of the Company (“Electronics”), by Miniature Precision Components, Inc., a customer (“MPC”), seeking damages in connection with allegedly faulty sensors designed and manufactured by Electronics.  The subject sensors were incorporated by MPC into a subassembly sold by MPC to its customer, an automotive manufacturer. MPC alleges that the sensors incorrectly activated a diagnostic code in vehicles for which MPC’s customer issued a service bulletin, resulting in significant warranty costs for MPC. During the fourth quarter of fiscal year 2022, the Company and MPC agreed to a full and comprehensive settlement of this matter. As a result, the Company has recorded $5.7 million related to this litigation as accrued liabilities in the consolidated balance sheet and other operating expense in the consolidated statement of operations.

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

Total compensation cost recognized in the consolidated statement of operations for equity based compensation awards was $11.2 million, $8.4 million, and $7.0 million for the years ended June 30, 2022, 2021, and 2020, respectively, primarily within Selling, General, and Administrative Expenses.  The total income tax benefit recognized in the consolidated statement of operations for equity-based compensation plans was $2.7 million, $1.8 million, and $1.9 million for the years ended June 30, 2022, 2021 and 2020, respectively.

There were 508,968 shares of common stock reserved for issuance under various compensation plans at June 30, 2022.

Restricted Stock Awards

The Company may award shares of restricted stock to eligible employees and non-employee directors of the Company at no cost, giving them, in most instances, all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights during the restriction period.  Such shares and rights are subject to forfeiture if certain employment conditions are not met.  During the restriction period, recipients of the shares are entitled to dividend equivalents on such shares, providing that such shares are not forfeited.  Dividends are accumulated and paid out at the end of the restriction period.  Restrictions on non-vested stock awards generally lapse between fiscal year 2023 and fiscal year 2025.  Compensation expense related to stock awards recognized was $5.0 million, $5.3 million, and $4.2 million, respectively, for fiscal years ended June 30, 2022, 2021, and 2020.  Substantially all awards are expected to vest.

A summary of restricted stock awards activity is as follows:

	Restricted Stock Awards
		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Outstanding, June 30, 2021	168,011	$74.61
Granted	48,160	104.37
Vested	(68,601)	87.53
Canceled	(5,916)	50.57
Outstanding, June 30, 2022	141,654	$78.19

Restricted stock awards granted during fiscal years 2021 and 2020 had a weighted average grant date fair value of $59.57, and $71.38, respectively.  The grant date fair value of restricted stock awards is determined based on the closing price of the Company’s common stock on the date of grant. The fair value of awards vested during fiscal years 2022, 2021 and 2020 was $6.8 million, $2.8 million and $2.3 million, respectively.

As of June 30, 2022, there was $3.6 million of unrecognized compensation costs related to awards expected to be recognized over a weighted-average period of 1.2 years.

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

Dividend equivalents are accumulated and paid out at the end of the restriction period.  The restrictions on the units expire after three years.  Restrictions on non-vested annual component  awards generally lapse between fiscal year 2023 and fiscal year 2025.  The compensation expense associated with this incentive program is charged to income over the restriction period.  The Company recorded compensation expense related to this program of $0.2 million, $0.4 million, and $0.3 million for the years ended June 30, 2022, 2021 and 2020, respectively.

As of June 30, 2022, there was $1.0 million of unrecognized compensation costs related to awards expected to be recognized over a weighted-average period of 1.4 years.

The fair value of the awards under the annual component of this incentive program is measured using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model are as follows:

	2022	2021	2020
Risk-free interest rates	0.46%	0.18%	1.42%
Expected life of option grants (in years)	3	3	3
Expected volatility of underlying stock	46.7%	44.1%	32.0%
Expected quarterly dividends (per share)	$0.24	$0.22	$0.20

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

A summary of the awards activity under the executive compensation program is as follows:

	Annual Component			Performance Stock Units
		Weighted			Weighted
	Number	Average	Aggregate	Number	Average
	of	Exercise	Intrinsic	of	Grant Date
	Shares	Price	Value	Shares	Fair Value
Non-vested, June 30, 2021	41,119	$54.36	$691,647	129,427	$70.27
Granted	22,646	71.18		35,113	102.61
Exercised / vested	(10,658)	76.65	$241,723	(21,307)	106.65
Forfeited	0	-		(1,063)	86.47
Non-vested, June 30, 2022	53,107	$57.06	$346,496	142,170	$72.68

Restricted stock awards granted under the annual component of this program in fiscal years 2022, 2021, and 2020 had a weighted average grant date fair value of $108.92, $43.16, and $74.37, respectively.  The PSUs granted in fiscal years 2021 and 2020 had a weighted average grant date fair value of $58.81, and $70.37, respectively. The grant date fair value of the PSUs is determined based on the closing price of the Company’s common stock on the date of grant. The fair value of PSUs vested under the long-term component of this program during the fiscal years ended June 30, 2022, 2021, and 2020 was $0.4 million, $0.7 million, and $0.8 million respectively.

The Company recognized compensation expense related to the PSUs of $6.0 million, $2.6 million, and $2.9 million for the fiscal years ended June 30, 2022, 2021 and 2020 respectively based on the probability of the performance targets being met. The total unrecognized compensation costs related to non-vested performance share units was $5.6 million at June 30, 2022, which is expected to be recognized over a weighted average period of 1.0 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan that allows employees to purchase shares of common stock of the Company at a discount from the market each quarter. The ESPP plan, which was effective as of July 1, 2005, provided employees the option to purchase Standex stock at a discount of 5%. The Plan was modified, effective as of April 1, 2017, to increase the stock purchase discount to 15% and is considered a compensatory Plan. Under this amendment, at the beginning of each calendar quarter, employees may elect to purchase shares of Company stock at a value equal to 85% of the closing price on the last trading day of the quarter. The 15% discount is recorded as a component of SG&A in the Company’s Consolidated Statements of Operations. Shares of stock reserved for the plan were 48,268 at June 30, 2022. Shares purchased under this plan aggregated to 6,707 in fiscal year 2022, 7,509 in 2021, and 11,132 in 2020, at an average price of $83.22, $66.98, and $52.57, respectively.

14. Accumulated Other Comprehensive Income (LosS)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	2022	2021	2020
Foreign currency translation adjustment	$(67,679)	$(21,244)	$(31,046)
Unrealized pension losses, net of tax	(92,641)	(92,372)	(109,880)
Unrealized losses (gains) on derivative instruments, net of tax	7,008	(2,524)	(6,733)
Total	$(153,312)	$(116,140)	$(147,659)

15. restructuring

The Company has undertaken a number of initiatives that have resulted in severance, restructuring, and related charges. A summary of charges by initiative is as follows (in thousands):

	Involuntary Employee
	Severance and
Year Ended June 30,	Benefit Costs	Other	Total
2022 Restructuring Initiatives	$2,690	$1,709	$4,399
Total expense	$2,690	$1,709	$4,399

2021 Restructuring Initiatives	$1,313	$662	$1,975
Prior Year Initiatives	926	577	1,503
Total expense	$2,239	$1,239	$3,478

2020 Restructuring Initiatives	$4,004	$606	$4,610
Prior Year Initiatives	-	59	59
Total expense	$4,004	$665	$4,669

2022 Restructuring Initiatives

The Company continues to focus our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions, facility closures, and consolidations. Restructuring expenses primarily related to headcount reductions and other cost saving initiatives. During fiscal year 2022, we also incurred restructuring expenses related to third party assistance with analysis and implementation of these activities.

	Involuntary
	Employee Severance
	and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2021	$-	$-	$-
Additions and adjustments	2,690	1,709	4,399
Payments	(1,645)	(1,014)	(2,659)
Restructuring liabilities at June 30, 2022	$1,045	$695	$1,740

Prior Year Restructuring Initiatives

The Company continues to focus our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions, facility closures, and consolidations.  During fiscal years 2021 and 2020, the Company also incurred restructuring expenses related to headcount reductions, facility rationalization within our Specialty Solutions and Engraving segment, and third party assistance with analysis and implementation of these activities.

The Company expects to incur additional restructuring costs of approximately $1.7 million in fiscal year 2023 as the Company continues to focus its efforts to reduce cost and improve productivity across its businesses, particularly through headcount reductions, facility closures, and consolidations.

Activity in the reserves related to prior year restructuring initiatives is as follows (in thousands):

	Involuntary Employee
	Severance and
	Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2021	$39	$10	$49
Additions and adjustments	-	-	-
Payments	(39)	(10)	(49)
Restructuring liabilities at June 30, 2022	$-	$-	$-

Activity in the reserves in fiscal year 2021 (in thousands):

	Involuntary Employee
	Severance and
	Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2020	$520	$18	$538
Additions and adjustments	2,239	1,239	3,478
Payments	(2,720)	(1,247)	(3,967)
Restructuring liabilities at June 30, 2021	$39	$10	$49

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Involuntary Employee
	Severance and
	Benefit Costs	Other	Total
Fiscal Year 2022
Electronics	513	243	$756
Engraving	1,807	1,362	3,169
Engineering Technologies	177	40	217
Specialty Solutions	-	64	64
Corporate and Other	193	-	193
Total expense	$2,690	$1,709	$4,399

Fiscal Year 2021
Electronics	$355	$22	$377
Engraving	1046	631	1,677
Engineering Technologies	37	-	37
Specialty Solutions	673	586	1,259
Corporate and Other	128	-	128
Total expense	$2,239	$1,239	$3,478

Fiscal Year 2020
Electronics	$355	$97	$452
Engraving	1512	499	2,011
Engineering Technologies	296	-	296
Specialty Solutions	1,326	69	1,395
Corporate and Other	515	-	515
Total expense	$4,004	$665	$4,669

16. Employee Benefit Plans

Retirement Plans

The Company has defined benefit pension plans covering certain current and former employees both inside and outside of the U.S. The Company’s pension plan for U.S. employees is frozen for substantially all employees and participants in the plan have ceased accruing future benefits.

Net periodic benefit cost for U.S. and non-U.S. plans included the following components (in thousands):

	U.S. Plans			Foreign Plans
	Year Ended June 30,			Year Ended June 30,
	2022	2021	2020	2022	2021	2020
Service Cost	$5	$4	$3	$231	$217	$236
Interest Cost	7,320	7,439	9,083	768	725	846
Expected return on plan assets	(13,038)	(13,012)	(13,150)	(855)	(629)	(868)
Recognized net actuarial loss	5,534	5,933	5,101	336	757	651
Amortization of prior service cost (benefit)	-	-	-	(4)	(5)	(5)
Net periodic benefit cost (benefit)	$(179)	$364	$1,037	$476	$1,065	$860

The following table sets forth the funded status and amounts recognized as of June 30, 2022 and 2021 for our U.S. and foreign defined benefit pension plans (in thousands):

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
	2022	2021	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$252,092	$264,619	$47,809	$45,190
Service cost	5	4	231	217
Interest cost	7,320	7,439	768	725
Actuarial loss (gain)	(42,844)	(3,457)	(11,353)	(746)
Benefits paid	(16,748)	(16,513)	(1,636)	(1,906)
Foreign currency exchange rate & other changes	-	-	(4,951)	4,329
Projected benefit obligation at end of year	$199,825	$252,092	$30,868	$47,809

Change in plan assets
Fair value of plan assets at beginning of year	$212,603	$194,824	$45,017	$41,973
Actual return on plan assets	(38,213)	26,277	(8,161)	40
Employer contribution	209	8,015	326	105
Benefits paid	(16,748)	(16,513)	(1,636)	(1,906)
Foreign currency exchange rate	-	-	(4,560)	4,805
Fair value of plan assets at end of year	$157,851	$212,603	$30,986	$45,017

Funded Status	$(41,974)	$(39,489)	$118	$(2,792)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$-	$-	$6,295	$5,661
Current liabilities	(195)	(208)	(261)	(309)
Non-current liabilities	(41,779)	(39,281)	(5,916)	(8,144)
Net amount recognized	$(41,974)	$(39,489)	$118	$(2,792)

Unrecognized net actuarial loss	$120,719	$117,847	$1,479	$4,618
Unrecognized prior service cost	-	-	(38)	(51)
Accumulated other comprehensive income, pre-tax	$120,719	$117,847	$1,441	$4,567

The accumulated benefit obligation for all defined benefit pension plans was $226.8 million and $299.8 million at June 30, 2022 and 2021, respectively.

The estimated actuarial net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $4.2 million.

Plan Assets and Assumptions

The fair values of the Company’s pension plan assets at June 30, 2022 and 2021 by asset category, as classified in the three levels of inputs described in Note 1 under the caption Fair Value of Financial Instruments, are as follows (in thousands):

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,254	$1,123	$131	$-
Common and preferred stocks	64,343	1,786	62,557	-
Corporate bonds and other fixed income securities	112,593	1,535	111,058	-
Other	10,648	-	10,648	-
	$188,838	$4,444	$184,394	-

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$3,209	$3,148	$61	$-
Common and preferred stocks	86,499	2,425	84,074	-
Corporate bonds and other fixed income securities	146,742	1,850	144,892	-
Other	21,170	-	21,170	-
	$257,620	$7,423	$250,197	-

Asset allocation and target asset allocations are as follows:

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
Asset Category	2022	2021	2022	2021
Equity securities	33%	36%	6%	5%
Debt securities	48%	43%	78%	70%
Global balanced securities	11%	12%	15%	24%
Other	8%	9%	1%	1%
Total	100%	100%	100%	100%

	2022
Asset Category – Target	U.S.	U.K.
Equity securities	33%	0%
Debt and market neutral securities	49%	70%
Global balanced securities	12%	1%
Other	6%	29%
Total	100%	100%

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

Year Ended June 30	2022	2021	2020
Plan assumptions - obligations
Discount rate	1.4%-5.0%	0.73 - 3.00%	0.99 - 2.90%
Rate of compensation increase	3.25%	3.25%	2.90%

Plan assumption - cost
Discount rate	0.73%-3.0%	0.99 - 2.90%	0.31 - 3.70%
Expected return on assets	2.05%-6.8%	1.40 - 6.90%	2.30 - 7.00%
Rate of compensation increase	3.25%	2.90%	3.20%

Included in the above are the following assumptions relating to the obligations for defined benefit pension plans in the United States at June 30, 2022; a discount rate of 5.0% and expected return on assets of 6.7%. The U.S. defined benefit pension plans represent the majority of our pension obligations. The expected return on plan assets assumption is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds. The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year. The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.

Expected benefit payments for all plans during the next five years are as follows: 2023, $17.6 million; 2024, $17.5 million; 2025, $17.5 million; 2026, $17.3 million; 2027, $17.2 million and five years thereafter, $83.2 million. The Company expects to make $0.5 million of contributions to its pension plans in 2023.

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

The following table outlines the Company’s participation in multiemployer pension plans for the periods ended June 30, 2022, 2021, and 2020, and sets forth the yearly contributions into each plan. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act zone status available in 2022 and 2021 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary. Among other factors, plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded, and plans certified in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (“FIP”) for yellow/orange zone plans, or a rehabilitation plan (“RP”) for red zone plans, is either pending or has been implemented. For all plans, the Company’s contributions do not exceed 5% of the total contributions to the plan in the most recent year.

		Pension Protection Act							Expiration
		Zone Status			Contributions				Date of
									Collective
	EIN/Plan			FIP/RP				Surcharge	Bargaining
Pension Fund	Number	2022	2021	Status	2022	2021	2020	Imposed?	Agreement
New England Teamsters and Trucking Industry Pension Fund	04-6372430-001	Red	Red	Yes/ Implemented	$520	$631	$531	No	May-25

IAM National Pension Fund, National Pension Plan	51-6031295-002	Red	Red	Yes/Implemented	579	513	595	Yes	Oct-22 - May-25
					$1,099	$1,144	$1,126

Retirement Savings Plans

The Company has two primary employee savings plans, one for salaried employees and one for hourly employees. Substantially all of our full-time domestic employees are covered by these savings plans. Under the provisions of the plans, employees may contribute a portion of their compensation within certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of our employees under the plans. Company contributions were $2.9 million, $2.9 million, and $3.7 million for the years ended June 30, 2022, 2021, and 2020, respectively. At June 30, 2022, the salaried plan holds approximately 121,000 shares of Company common stock, representing approximately 4.4% of the holdings of the plan.

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

Industry Segments
(in thousands)	Net Sales			Depreciation and Amortization
	2022	2021	2020	2022	2021	2020
Electronics	$304,290	$253,369	$185,294	$11,803	$13,159	$12,339
Engraving	146,255	147,016	143,736	10,561	11,140	10,595
Scientific	83,850	79,421	57,523	1,574	1,590	1,594
Engineering Technologies	78,117	75,562	104,047	3,865	5,519	6,000
Specialty Solutions	122,827	100,864	113,935	1,541	1,513	1,446
Corporate and Other	-	-	0	353	320	320
Total	$735,339	$656,232	$604,535	$29,697	$33,241	$32,294

	Income (Loss) From Operations			Capital Expenditures (1)
	2022	2021	2020	2022	2021	2020
Electronics	$70,428	$46,600	$29,749	$11,809	$11,154	$5,334
Engraving	21,825	22,510	20,493	6,504	6,517	10,618
Scientific	17,861	18,240	13,740	278	693	360
Engineering Technologies	8,776	6,164	14,027	1,480	1,110	1,170
Specialty Solutions	15,579	14,358	18,546	1,716	1,313	1,154
Restructuring costs	(4,399)	(3,478)	(4,669)	-	-	-
Loss on sale of business	-	(14,624)	-	-	-	-
Acquisition related costs	(1,618)	(931)	(1,759)	-	-	-
Other operating expense	(5,745)	-	-	-	-	-
Corporate	(34,413)	(29,674)	(29,599)	257	626	668
Total	$88,294	$59,165	$60,528	$22,044	$21,413	$19,304
Interest expense	(5,874)	(5,992)	(7,475)
Other non-operating (expense) income, net	(1,131)	(473)	1,021
Income from continuing operations before income taxes	$81,289	$52,700	$54,074

(1)	Includes capital expenditures in accounts payable of $0.1 million, $2.4 million, and $3.2 million at June 30, 2022, 2021, and 2020 respectively.

	Goodwill		Identifiable Assets
	2022	2021	2022	2021
Electronics	$136,969	$144,832	$378,581	$382,045
Engraving	76,250	77,378	256,115	263,406
Scientific	15,454	15,454	114,177	110,300
Engineering Technologies	35,928	37,085	118,723	114,012
Specialty Solutions	3,305	3,305	57,757	46,883
Corporate & Other	-	-	9,086	45,577
Total	$267,906	$278,054	$934,439	$962,223

Tangible Long-lived assets	2022	2021
United States	$61,540	$63,613
Asia Pacific	32,334	33,722
EMEA (2)	29,736	30,677
Other Americas	4,974	5,361
Total	$128,584	$133,373

(2)	EMEA consists primarily of Europe, Middle East and S. Africa.

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

Activity related to the Refrigerated Solutions Group and other discontinued operations for the years ended is as follows (in thousands):

	Year Ended June 30,
	2022	2021	2020
Net sales	$-	$-	$111,841

Gain (loss) on sale of business	$-	$-	$(19,996)
Transaction fees	-	-	(1,933)
Profit (loss) before taxes	$(113)	$(2,620)	$(23,439)
Benefit (provision) for taxes	24	550	2,613
Net income (loss) from discontinued operations	$(89)	$(2,070)	$(20,826)

20. LEASES

In the normal course of its business, the Company enters into various leases as the lessee, primarily related to certain transportation vehicles, facilities, office space, and machinery and equipment. These leases have remaining lease terms between one and fifty-six years, some of which may include options to extend the leases or options to terminate the leases. Some lease arrangements require variable payments that are dependent on usage, output, or index-based adjustments.

Amounts recorded in the Company's Consolidated Balance Sheet and Statement of Operations related to leases are as follows (in thousands):

	June 30, 2022	June 30, 2021
Assets
Operating lease right-of-use-asset	$39,119	$37,276

Liabilities
Current accrued liabilities	$7,891	$7,933
Operating lease long-term liabilities	31,357	29,041
Total lease liability	$39,248	$36,974

Lease cost

The components of lease costs are as follows (in thousands):

	Year Ended	Year Ended
	June 30, 2022	June 30, 2021
Operating lease cost	$11,153	$11,747
Variable lease cost	1,372	863
Net lease cost	$12,525	$12,610

Maturity of lease liability

The maturity of the Company's lease liabilities included in continuing operations at June 30, 2022 were as follows (in thousands):

Operating Leases

2023	$8,707
2024	7,265
2025	6,087
2026	5,197
2027	4,619
After 2027	11,803
Less: interest	(4,430)
Present value of lease liabilities	$39,248

The weighted average remaining lease term and discount rates are as follows:

Lease Term and Discount Rate	June 30, 2022
Weighted average remaining lease term (years)	8.62

Weighted average discount rate (percentage)	2.83%

Other Information

Supplemental cash flow information related to leases is as follows:

	Year Ended	Year Ended
	June 30, 2022	June 30, 2021
Operating cash outflows from operating leases	$10,960	$11,025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Standex International Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Standex International Corporation and subsidiaries (the "Company") as of June 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for the each of the two years in the period ended June 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 5, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue recognition – Revenue recognized over time – Refer to note 3 to the financial statements

Critical Audit Matter Description

Revenue is recognized over time under certain long-term contracts within the Engineering Technologies and Engraving groups for highly customized customer products that have no alternative use and in which the contract specifies the Company has a right to payment for its costs, plus a reasonable margin. For products manufactured over time, the transfer of control is measured pro rata, based upon current estimates of costs to complete such contracts. Losses on contracts are fully recognized in the period in which the losses become determinable. Revisions in profit estimates are reflected on a cumulative basis in the period in which the basis for such revision becomes known. For the year ended June 30,2022, the revenue recognized over time was $59.9 million.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of total costs and profit for the performance obligations used to recognize revenue for certain performance obligations accounted for over time included the following, among others:

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

August 5, 2022

We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Standex International Corporation

Opinion on the financial statements

We have audited the consolidated balance sheet of Standex International Corporation  and subsidiaries (the “Company”) as of June 30, 2020 (not presented herein), and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020, and the results of its operations and its cash flows for the year ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2015 to 2020.

Boston, Massachusetts

August 25, 2020

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

The management of the Company including its Chief Executive Officer, and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2022, that the disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of our fiscal year (ended June 30, 2022) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Based on the Company’s processes, as described above, management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of June 30, 2022 to provide reasonable assurance of achieving its objectives. These results were reviewed with the Audit Committee of the Board of Directors. Deloitte & Touche, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on the Company’s internal control over financial reporting, which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Standex International Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of  Standex International Corporation and subsidiaries (the "Company") as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2022, of the Company and our report dated August 5, 2022, expressed an unqualified opinion on those financial statements.

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

August 5, 2022

Item 9B. Other Information

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission (“SEC”) a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended June 30, 2022 (the “Proxy Statement”). The information required by this item and not provided in Part 1 of this report under Item 1 “Executive Officers of Standex” is incorporated by reference from the Proxy Statement under the captions “Election of Directors,” “Stock Ownership in the Company,” “Other Information Concerning the Company, Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 11. Executive Compensation

Information regarding executive compensation is incorporated by reference from the Proxy Statement under the captions and sub-captions: “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “2022 Summary Compensation Table,” “Other Information Concerning the Company, Board of Directors and Its Committees,” and “Directors Compensation.”

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

The Equity Compensation Plan table below represents information regarding the Company’s equity-based compensation plan at June 30, 2022.

	(A)	(B)	(C)
	Number of Securities To	Weighted-Average	Number of Securities Remaining
	Be Issued Upon Exercise	Exercise Price Of	Available for Future Issuance Under
	Of Outstanding Options,	Outstanding Options,	Equity Compensation Plans (Excluding
Plan Category	Warrants and Rights	Warrants and Rights	Securities reflected in Column (A))
2018 Omnibus Equity compensation plan approved by stockholders	208,123	$7.75	508,968
Total	208,123	$7.75	508,968

The Company has one equity compensation plan, approved by stockholders, under which equity securities of the Company have been authorized for issuance to employees and non-employee directors. During fiscal year 2022, shareholders approved an amendment to and restatement of the 2018 Omnibus Equity compensation plan. The change increased the number of shares authorized for grants under the 2018 Omnibus Equity compensation plan by 400,000 to 900,000 shares of our common stock.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements

Financial Statements covered by the Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
		(A)	Consolidated Statements of Operations for the fiscal years ended June 30, 2022, 2021 and 2020
		(B)	Consolidated Balance Sheets as of June 30, 2022 and 2021
		(C)	Comprehensive Income for the fiscal years ended June 30, 2022, 2021 and 2020
		(D)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2022, 2021 and 2020
		(E)	Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2022, 2021 and 2020
		(F)	Notes to Consolidated Financial Statements

	2.	Financial Statements Schedule
The following financial statement schedule is included as required by Item 8 to this report on Form 10-K
Schedule II – Valuation and Qualifying Accounts is included in the Notes to Consolidated Financial Statements
All other schedules are not required and have been omitted

3.	Exhibits

Incorporated
Exhibit			by Reference		Filed
Number		Exhibit Description	Form	Date	Herewith

3.	(i)	Restated Certificate of Incorporation of Standex, dated October 27, 1998 filed as Exhibit 3(i).	10-Q	12/31/1998

	(ii)	By-Laws of Standex, as amended, and restated effective February 2, 2021, filed as Exhibit 3.1	10-Q	12/31/2020

10.	(a)	Employment Agreement dated January, 20, 2014 between the Company and David Dunbar*	10-K	6/30/2016

	(b)	Employment Agreement dated April 4, 2016 between the Company and Alan J. Glass*	10-K	6/30/2016

	(c)	First Amendment to Employment Agreement dated April 4, 2016 between the Company and Alan J. Glass*	10-K	6/30/2020

	(d)	Employment Agreement dated August 26, 2019 between the Company and Annemarie Bell*	10-K	6/30/2019

	(e)	First Amendment to Employment Agreement dated August 26, 2019 between the Company and Annemarie Bell*	10-K	6/30/2020

	(f)	Employment Agreement dated July 27, 2015 between the Company and Paul Burns*	10-K	6/30/2016

	(g)	First Amendment to Employment Agreement dated July 27, 2015 between the Company and Paul Burns*	10-K	6/30/2020

	(h)	Employment Agreement dated August 2, 2019 between the Company and Ademir Sarcevic*	8-K	8/8/2019

(i)	First Amendment to Employment Agreement dated August 2, 2019 between the Company and Ademir Sarcevic*	10-K	6/30/2020

(j)	Employment Agreement dated October 1, 2020 between the Company and Sean Valashinas*	10-Q	9/30/2020

(k)	Employment Agreement dated July 1, 2021 between the Company and Flavio Maschera*	10-Q	12/31/2021

(l)	Standex International Corporation Supplemental Retirement Plan adopted April 26, 1995 and Amended on July 26, 1995 filed as Exhibit 10(n).*	10-K	6/30/1995

(m)	Form of Indemnification Agreement for directors and executive officers of the Company.*	8-K	5/5/2008

(n)	2018 Omnibus Incentive Plan*	8-K	10/29/2018

(o)	2018 Omnibus Incentive Plan, and Amended and Restated*	14-A	9/10/2021

(p)	Standex Deferred Compensation Plan for highly compensated employees filed as Item 5.02.*	8-K	1/31/2008

(q)	Code of Ethics for Chief Executive Officer and Senior Financial Officers is incorporated by reference as Exhibit 14.	10-K	6/30/2004

(r)	Second Amended and Restated Credit Agreement Dated December 21, 2018 by and among Standex International Corporation, Citizens Bank, N.A.; Bank of America N.A.; TD Bank, N.A., JPMorgan Chase Bank, N.A.; and Branch Banking & Trust Company	8-K	12/21/2018

	(s)	Standex International Long-Term Incentive Plan Award	10-K	6/30/2019

14.		Code of Ethics for Chief Executive Officer and Senior Financial Officers is incorporated by reference as Exhibit 14.	10-K	6/30/2004

21.		Subsidiaries of Standex International Corporation			X

23.1		Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP			X

23.2		Consent of Independent Registered Public Accounting Firm Grant Thornton LLP			X

24.		Powers of Attorney of Charles H. Cannon, Thomas E. Chorman, Robin J Davenport, Jeffrey S. Edwards, B. Joanne Edwards, Thomas J. Hansen, and Michael A. Hickey			X

31.1		Rule 13a-14(a) Certification of President and Chief Executive Officer			X

31.2		Rule 13a-14(a) Certification of Vice President and Chief Financial Officer			X

32.	Section 1350 Certification	X

101	The following materials from this Annual Report on Form 10-K, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2022.

STANDEX INTERNATIONAL CORPORATION (Registrant)

/s/ DAVID DUNBAR
David Dunbar
President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on August 5, 2022:

Signature	Title

/s/ DAVID DUNBAR	President/Chief Executive Officer
David Dunbar

/s/ ADEMIR SARCEVIC	Vice President/Chief Financial Officer
Ademir Sarcevic

/s/ SEAN VALASHINAS	Vice President/Chief Accounting Officer/Assistant Treasurer
Sean Valashinas

David Dunbar, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on August 5, 2022 as attorney-in-fact for the following directors of the Registrant:

Charles H. Cannon	Jeffrey S. Edwards
Thomas E. Chorman	Thomas J. Hansen
Robin J. Davenport	Michael A. Hickey
B. Joanne Edwards

/s/ DAVID DUNBAR
David Dunbar

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

The Company will furnish its 2022 Proxy Statement and proxy materials to security holders subsequent to the filing of the annual report on this Form. Copies of such material shall be furnished to the Commission when they are sent to security holders.

INDEX TO EXHIBITS

21	Subsidiaries of Standex

23	Consents of Independent Registered Public Accounting Firm Deloitte & Touche LLP and Grant Thornton LLP

24	Powers of Attorney of Charles H. Cannon, Thomas E. Chorman, Robin J. Davenport, B. Joanne Edwards, Jeffrey S. Edwards, Thomas J. Hansen, and Michael A. Hickey

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Vice President and Chief Financial Officer

32	Section 1350 Certification

END OF FORM 10-K

SUPPLEMENTAL INFORMATION FOLLOWS

Board of Directors	Title

Charles H. Cannon, Jr., [1,2]	Retired Chairman and CEO, JBT Corporation

Thomas E. Chorman [1,2,3]	CEO, Foam Partners LLC

Robin J. Davenport [1]	Vice President-Finance, Parker-Hannifin Corporation

David Dunbar	President and Chief Executive Officer; Chairman of the Board

Jeffrey S Edwards [2,3]	Chairman and Chief Executive Officer, Cooper Standard Holdings, Inc.

B. Joanne Edwards [3]	Retired Senior Vice President & General Manager, Residential & Wiring Device Business, Eaton Corporation

Thomas J. Hansen [1]	Former Vice Chairman of Illinois Tool Works, Inc.

Michael A. Hickey1.2	Retired Executive Vice President and President of the Global Institutional Business, Ecolab Inc.

________________________

1     Member of Audit Committee

2     Member of Compensation Committee

3     Member of Corporate Governance/Nominating Committee

Corporate Officers
David Dunbar	President and Chief Executive Officer
Ademir Sarcevic	Vice President, Chief Financial Officer
Alan J. Glass	Vice President, Chief Legal Officer and Secretary
Sean Valashinas	Vice President, Chief Accounting Officer and Assistant Treasurer
Timo Goodloe	Vice President, Global Tax
Annemarie Bell	Vice President, Chief Human Resources Officer
Paul Burns	Vice President of Strategy and Business Development
Flavio Maschera	Vice President, Chief Innovation & Technology Officer

Shareholder Information

Corporate Headquarters	Standex International Corporation
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

Stockholders’ Meeting	The Annual Meeting of Stockholders will be held at 9:00 a.m. on Tuesday, October 25, 2022 at Standex International Corporation’s Corporate Headquarters, 23 Keewaydin Drive 3rd Floor, Salem, NH 03079