Form 10-Q
period 2022-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 2022-11-04
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of Registrant's Common Stock outstanding on November 1, 2022 was 11,986,204.

STANDEX INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1

STANDEX INTERNATIONAL CORPORATION

Unaudited Condensed Consolidated Balance Sheets

	September 30,	June 30,
(In thousands, except per share data)	2022	2022
ASSETS
Current Assets:
Cash and cash equivalents	$103,428	$104,844
Accounts receivable, less allowance for credit losses of $2,245 and $2,214 at September 30, 2022 and June 30, 2022, respectively	113,556	117,075
Inventories	109,639	105,339
Prepaid expenses and other current assets	51,435	45,210
Income taxes receivable	6,809	6,530
Total current assets	384,867	378,998

Property, plant, and equipment, net	124,792	128,584
Intangible assets, net	81,766	85,770
Goodwill	261,064	267,906
Deferred tax asset	6,458	8,186
Operating lease right-of-use asset	37,421	39,119
Other non-current assets	24,891	25,876
Total non-current assets	536,392	555,441

Total assets	$921,259	$934,439

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$66,289	$74,520
Accrued liabilities	53,421	67,773
Income taxes payable	4,708	8,475
Total current liabilities	124,418	150,768

Long-term debt	198,915	174,830
Operating lease long-term liabilities	30,092	31,357
Accrued pension and other non-current liabilities	76,144	78,141
Total non-current liabilities	305,151	284,328

Contingencies (Note 15)

Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000 shares authorized, 27,984,278 shares issued, 11,865,582 and 11,824,128 shares outstanding at September 30, 2022 and June 30, 2022	41,976	41,976
Additional paid-in capital	91,446	91,200
Retained earnings	916,549	901,421
Accumulated other comprehensive loss	(171,099)	(153,312)
Treasury shares: 16,118,696 and 16,160,150 shares at September 30, 2022 and June 30, 2022	(387,182)	(381,942)
Total stockholders' equity	491,690	499,343

Total liabilities and stockholders' equity	$921,259	$934,439

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	September 30,
(In thousands, except per share data)	2022	2021
Net sales	$180,600	$175,610
Cost of sales	112,347	109,373
Gross profit	68,253	66,237
Selling, general, and administrative expenses	41,089	42,752
Restructuring costs	582	440
Acquisition related costs	292	217
Total operating expenses	41,963	43,409
Income from operations	26,290	22,828
Interest expense	1,187	1,720
Other non-operating (income) expense, net	1,018	23
Income from continuing operations before income taxes	24,085	21,085
Provision for income taxes	5,769	5,264
Income from continuing operations	18,316	15,821
Income (loss) from discontinued operations, net of tax	(46)	(3)
Net income	$18,270	$15,818

Basic earnings (loss) per share:
Continuing operations	$1.55	$1.32
Discontinued operations	-	-
Total	$1.55	$1.32
Diluted earnings (loss) per share:
Continuing operations	$1.53	$1.30
Discontinued operations	-	-
Total	$1.53	$1.30

Weighted average number of shares:
Basic	11,823	12,023
Diluted	11,952	12,149

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended
	September 30,
(In thousands)	2022	2021
Net income	$18,270	$15,818
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs, net of tax	$96	$85
Amortization of unrecognized costs, net of tax	710	1,112
Derivative instruments:
Change in unrealized gains (losses), net of tax	2,796	158
Amortization of unrealized gains (losses) into interest expense, net of tax	154	935
Foreign currency translation gains (losses), net of tax	(21,543)	(2,416)
Other comprehensive income (loss), net of tax	$(17,787)	$(126)
Comprehensive income	$483	$15,692

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

				Accumulated Other
For the three month period ended		Additional		Comprehensive			Total
September 30, 2022	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, June 30, 2022	$41,976	$91,200	$901,421	$(153,312)	16,160	$(381,942)	$499,343
Stock issued under incentive compensation plans and employee purchase plans	-	(2,318)	-	-	(131)	3,153	835
Stock-based compensation	-	2,564	-	-	-	-	2,564
Treasury stock acquired	-	-	-	-	90	(8,393)	(8,393)
Comprehensive income:
Net income	-	-	18,270	-	-	-	18,270
Foreign currency translation adjustment	-	-		(21,543)	-	-	(21,543)
Pension, net of tax of $0.3 million	-	-	-	806	-	-	806
Change in fair value of derivatives, net of tax of $0.9 million	-	-	-	2,950	-	-	2,950
Dividends declared ($0.26 per share)	-	-	(3,142)	-	-	-	(3,142)
Balance, September 30, 2022	$41,976	$91,446	$916,549	$(171,099)	16,119	$(387,182)	$491,690

For the three month period ended September 30, 2021
(in thousands, except as specified)
Balance, June 30, 2021	$41,976	$80,788	$852,489	$(116,140)	15,940	$(352,688)	$506,425
Stock issued under incentive compensation plans and employee purchase plans	-	(812)	-	-	(80)	1,788	976
Stock-based compensation	-	2,089	-	-	-	-	2,089
Treasury stock acquired	-	-	-	-	97	(9,500)	(9,500)
Comprehensive income:
Net income	-	-	15,818	-	-	-	15,818
Foreign currency translation adjustment	-	-	-	(2,416)	-	-	(2,416)
Pension, net of tax of $0.4 million	-	-	-	1,197	-	-	1,197
Change in fair value of derivatives, net of tax of $0.1 million	-	-	-	1,093	-	-	1,093
Dividends declared ($0.24 per share)	-	-	(2,952)	-	-	-	(2,952)
Balance, September 30, 2021	$41,976	$82,065	$865,355	$(116,266)	15,957	$(360,400)	$512,730

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

 Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	September 30,
(In thousands)	2022	2021
Cash flows from operating activities
Net income	$18,270	$15,818
Income (loss) from discontinued operations	(46)	(3)
Income from continuing operations	18,316	15,821
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,008	7,725
Stock-based compensation	2,564	2,089
Non-cash portion of restructuring charge	(1,066)	(49)
Contributions to defined benefit plans	(52)	(52)
Changes in operating assets and liabilities, net	(29,475)	(12,448)
Net cash provided by (used in) operating activities - continuing operations	(2,705)	13,086
Net cash provided by (used in) operating activities - discontinued operations	2	(15)
Net cash provided by (used in) operating activities	(2,703)	13,071
Cash flows from investing activities
Expenditures for property, plant, and equipment	(5,267)	(5,022)
Other investing activity	43	(31)
Net cash provided by (used in) investing activities	(5,224)	(5,053)
Cash flows from financing activities
Proceeds from borrowings	24,000	-
Contingent consideration payment	(1,167)	(1,167)
Activity under share-based payment plans	835	976
Purchases of treasury stock	(8,393)	(9,500)
Cash dividends paid	(3,074)	(2,890)
Net cash provided by (used in) financing activities	12,201	(12,581)
Effect of exchange rate changes on cash and cash equivalents	(5,690)	(1,121)
Net change in cash and cash equivalents	(1,416)	(5,684)
Cash and cash equivalents at beginning of year	104,844	136,367
Cash and cash equivalents at end of period	$103,428	$130,683

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$1,098	$1,269
Income taxes, net of refunds	$9,420	$6,622

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1)     Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three months ended September 30, 2022 and 2021, the cash flows for the three months ended September 30, 2022 and 2021 and the financial position of Standex International Corporation (“Standex”, the “Company”, “we”, “us”, or “our”), at September 30, 2022. The interim results are not necessarily indicative of results for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2022. The condensed consolidated balance sheet at June 30, 2022 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2022. Unless otherwise noted, references to years are to the Company’s fiscal years. Currently our fiscal year end is June 30.  For further clarity, our fiscal year 2023 includes the twelve-month period from July 1, 2022 to June 30, 2023.

The estimates and assumptions used in the preparation of the consolidated financial statements have considered the implications on the Company as a result of the COVID-19 pandemic and its related economic impacts. As a result of the COVID-19 pandemic, there is heightened volatility and uncertainty around supply chain performance, labor availability, and customer demand. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of  September 30, 2022 and the issuance date of the Quarterly Report on Form 10-Q.

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

Recently Issued Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities to provide certain disclosures when they (1) have received government assistance and (2) use a grant or contribution accounting model by analogy to other accounting guidance. The guidance in ASU 2021-10 is effective for all entities for fiscal years beginning after December 15, 2021 with early adoption permitted. The Company adopted ASU 2021-10 in fiscal year 2023. The adoption did not have a material impact on the consolidated financial statements.

2)     Acquisitions

At the time of the acquisition and September 30, 2022, the Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

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

The components of the fair value of the Sensor Solutions acquisition, including the preliminary allocation of the purchase price are as follows (in thousands):

	Preliminary Allocation		Preliminary Allocation
	March 31, 2022	Adjustments	September 30, 2022
Fair value of business combination:
Cash payments	$10,016	-	$10,016
Less cash acquired	(114)	-	(114)
Total	$9,902	$-	$9,902

	Preliminary Allocation		Preliminary Allocation
	March 31, 2022	Adjustments	September 30, 2022
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$490	$(2)	$488
Inventories	531	(2)	529
Property, plant, & equipment	232	188	420
Identifiable intangible assets	2,800	(20)	2,780
Goodwill	6,001	(161)	5,840
Liabilities assumed	(152)	(3)	(155)
Total	$9,902	$-	$9,902

Other Acquisitions

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

Acquisition related costs for the three months ended September 30, 2022, and 2021 were $0.3 million and $0.2 million, respectively.

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

Disaggregation of Revenue from Contracts with Customers

The following table presents revenue disaggregated by product line and segment (in thousands):

	Three Months Ended
Revenue by Product Line	September 30, 2022	September 30, 2021

Electronics	$75,199	$75,836

Engraving Services	33,585	32,917
Engraving Products	1,439	2,253
Total Engraving	35,024	35,170

Scientific	18,456	21,529

Engineering Technologies	16,999	17,573

Hydraulics Cylinders and Systems	16,737	10,653
Merchandising & Display	9,565	6,688
Pumps	8,620	8,161
Total Specialty Solutions	34,922	25,502

Total revenue by product line	$180,600	$175,610

The following table presents revenue from continuing operations disaggregated by geography based on company’s locations (in thousands):

	Three Months Ended	Three Months Ended
Net sales	September 30, 2022	September 30, 2021
United States	$110,159	$98,984
Asia Pacific	32,793	37,256
EMEA (1)	33,925	36,001
Other Americas	3,723	3,369
Total	$180,600	$175,610

(1) EMEA consists primarily of Europe, Middle East and S. Africa.

The following table presents revenue from continuing operations disaggregated by timing of recognition (in thousands) for the three months ended:

	Three Months Ended
Timing of Revenue Recognition	September 30, 2022	September 30, 2021
Products and services transferred at a point in time	$173,075	$164,423
Products transferred over time	7,525	11,187
Net sales	$180,600	$175,610

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

The following table provides information about contract assets and liability balances (in thousands):

	Balance at Beginning of Period	Additions	Amount Recognized	Balance at End of Period
Three months ended September 30, 2022
Contract assets:
Prepaid expenses and other current assets	$24,679	$16,315	$11,456	$29,538
Contract liabilities:
Customer deposits	41	2,635	2,638	38

	Balance at Beginning of Period	Additions	Amount Recognized	Balance at End of Period
Three months ended September 30, 2021
Contract assets:
Prepaid expenses and other current assets	$15,013	$9,087	$5,965	$18,135
Contract liabilities:
Customer deposits	471	2,955	3,174	252

We recognized the following revenue which was included in the contract liability beginning balances (in thousands):

September 30, 2022
Revenue recognized in the period from:	Three months ended
Amounts included in the contract liability balance at the beginning of the period	$41

September 30, 2021
Revenue recognized in the period from:	Three months ended
Amounts included in the contract liability balance at the beginning of the period	$471

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

There were no transfers of assets or liabilities between any levels of the fair value measurement hierarchy at September 30, 2022 and June 30, 2022. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, accounts payable, and debt are carried at cost, which approximates fair value.

The fair values of financial instruments were as follows (in thousands):

	September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$2,939	$2,939	$-	$-
Interest rate swaps	12,191	-	12,191	-

Liabilities
Foreign exchange contracts	$1,445	$-	1,445	$-

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$3,033	$3,033	$-	$-
Foreign exchange contracts	122	-	122	-
Interest rate swaps	8,420	-	8,420	-

Liabilities
Foreign exchange contracts	$711	$-	$711	$-
Contingent consideration (a)	1,167	-	-	1,167

(a) The fair value of contingent consideration arrangements is determined based on the Company's evaluation as to the probability and amount of any contingent consideration that has been earned to date.

The financial liabilities based upon Level 3 inputs include contingent consideration arrangements relating to the acquisitions of Renco Electronics. The Company is contractually obligated to pay contingent consideration payments to the Sellers of these businesses based on the achievement of certain criteria.

The Company is contractually obligated to pay contingent consideration to the sellers of GS Engineering in the event that certain revenue and gross margin targets are achieved during the five years following acquisition. The targets set in the GS Engineering stock purchase agreement were not met for the first, second, or third year, which concluded in the fourth quarter of fiscal years 2020, 2021 and 2022, respectively. As of September 30, 2022, the Company could be required to pay up to $12.8 million for contingent consideration arrangements if the revenue and gross margin targets are met in fiscal years 2023 through 2024.

In connection with its acquisition of Renco Electronics, the Company was obligated to pay contingent consideration over a three year period of up to $3.5 million to the sellers of Renco. During the first quarter of fiscal year 2022, the Company paid $1.2 million to the sellers as Renco exceeded the earnings targets during the first year of the measurement period. During the third quarter of fiscal year 2022, the parties agreed to reduce and fix the aggregate earnout payments to a total of $3.4 million. The parties also agreed to accelerate the payment of the remaining unpaid amounts. During the fourth quarter of fiscal year 2022, the Company paid $1.0 million to the sellers of Renco. The remaining unpaid amount of $1.2 million was paid in the first quarter of fiscal year 2023 and the obligation is considered settled.

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

5)     Inventories

Inventories from continuing operations are comprised of the following (in thousands):

	September 30, 2022	June 30, 2022
Raw materials	$57,036	$56,321
Work in process	21,759	20,592
Finished goods	30,844	28,426
Total	$109,639	$105,339

Distribution costs associated with the sale of inventory, which are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations were $2.9 million and $3.7 million for the three months ended  September 30, 2022 and 2021, respectively.

6)     Goodwill

Changes to goodwill by segment during the period were as follows (in thousands):

	June 30, 2022	Acquisitions	Translation Adjustment	September 30, 2022
Electronics	$136,969	$-	$(5,567)	$131,402
Engraving	76,250	-	(568)	75,682
Scientific	15,454	-	-	15,454
Engineering Technologies	35,928	-	(707)	35,221
Specialty Solutions	3,305	-	-	3,305
Total	$267,906	$-	$(6,842)	$261,064

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

The change in warranty reserves from continuing operations, which are recorded as a component of accrued liabilities were as follows (in thousands):

	September 30, 2022	June 30, 2022
Balance at beginning of year	$1,918	$2,086
Acquisitions and other charges	(27)	(29)
Warranty expense	385	1,083
Warranty claims	(340)	(1,222)
Balance at end of period	$1,936	$1,918

8)     Debt

Long-term debt is comprised of the following (in thousands):

	September 30, 2022	June 30, 2022
Bank credit agreements	$199,000	$175,000
Total funded debt	199,000	175,000
Issuance cost	(85)	(170)
Total long-term debt	$198,915	$174,830

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

At September 30, 2022, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $6.1 million and had the ability to borrow $294.2 million under the facility. Funds borrowed under the facility  may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants which the Company was compliant with as of  September 30, 2022.  At September 30, 2022, the carrying value of the current borrowings approximate fair value.

9)	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2022	June 30, 2022
Payroll and employee benefits	$21,626	$31,211
Operating lease current liability	7,681	7,891
Litigation accrual	-	5,745
Warranty reserves	1,936	1,918
Fair value of derivatives	1,445	-
Restructuring costs	674	1,740
Workers' compensation	1,521	1,664
Contingent consideration	-	1,166
Other	18,538	16,438
Total	$53,421	$67,773

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

The Company’s effective swap agreements convert the base borrowing rate on $175 million of debt due under our revolving credit agreement from a variable rate equal to 1 month LIBOR to a weighted average fixed rate of 1.18% at September 30, 2022. The fair value of the swaps, recognized in accrued liabilities and in other comprehensive income, is as follows (in thousands, except percentages):

Effective Date	Notional Amount	Fixed Interest Rate	Maturity	September 30, 2022	June 30, 2022
August 6, 2018	25,000	2.83%	August 6, 2023	$310	$48
March 23, 2020	100,000	0.91%	March 23, 2025	7,891	5,538
April 24, 2020	25,000	0.88%	April 24, 2025	2,019	1,447
May 24, 2020	25,000	0.91%	March 24, 2025	1,971	1,387
				$12,191	$8,420

The Company reported no losses for the three months ended September 30, 2022, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense. Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as collections from customers and loan payments between subsidiaries. The Company enters into such contracts for hedging purposes only. The Company has designated certain of these currency contracts as hedges, and changes in the fair value of these contracts are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with these contracts will be reported in net income. At September 30, 2022 and June 30, 2022, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized losses of $1.4 million and losses of $0.6 million, respectively, which approximate the unrealized gains and losses on the related loans. The contracts have maturity dates ranging from fiscal year 2024 to 2025, which correspond to the related intercompany loans.

The notional amounts of the Company’s forward contracts, by currency, are as follows (in thousands):

Currency	September 30, 2022	June 30, 2022
EUR	5,750	5,750
CAD	16,600	16,600
JPY	1,000,000	1,000,000

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

	Asset Derivatives
	September 30, 2022		June 30, 2022
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$12,191	Prepaid expenses and other current assets	$8,420
Foreign exchange contracts	Prepaid expenses and other current assets	-	Prepaid expenses and other current assets	122
		$12,191		$8,542

Liability Derivatives
	September 30, 2022		June 30, 2022
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Foreign exchange contracts	Accrued liabilities	$263	Accrued liabilities	$-
		$263		$-

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended
	September 30,
	2022	2021
Interest rate swaps	$4,225	$(61)
Foreign exchange contracts	(389)	204
	$3,836	$143

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to net income for the periods ended (in thousands):

Details about Accumulated			Affected line item
Other Comprehensive	Three Months Ended		in the Unaudited
Income (Loss) Components	September 30,		Condensed Statements
	2022	2021	of Operations
Interest rate swaps	$(454)	$602	Interest expense
Foreign exchange contracts	496	482	Other non-operating (income) expense, net
	$42	$1,084

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

Net periodic benefit cost for the Company’s U.S. and Foreign pension benefit plans for the periods ended consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Service cost	$-	$1	$44	$63
Interest cost	2,397	1,830	262	190
Expected return on plan assets	(2,993)	(3,260)	(245)	(211)
Recognized net actuarial loss	953	1,384	(15)	84
Amortization of prior service cost	-	-	(1)	(1)
Net periodic benefit cost	$357	$(45)	$45	$125

The following table sets forth the amounts recognized for the Company's defined benefit pension plans (in thousands):

Amounts recognized in the consolidated balance sheets consist of:	September 30, 2022	June 30, 2022
Prepaid benefit cost	$5,823	$6,295
Current liabilities	(521)	(456)
Non-current liabilities	(46,602)	(47,695)
Net amount recognized	$(41,300)	$(41,856)

The contributions made to defined benefit plans are presented below along with remaining contributions to be made for fiscal year 2023 (in thousands):

	Fiscal Year 2023	Fiscal Year 2022	Remaining
	Three Months Ended	Three Months Ended	Contributions
Contributions to defined benefit plans	September 30, 2022	September 30, 2021	FY 2023
United States, funded plan	$-	$-	$-
United States, unfunded plan	52	52	148
United Kingdom	-	-	-
Germany, unfunded plan	-	-	234
Ireland	-	-	58
	$52	$52	$440

12)     Income Taxes

The Company's effective tax rate from continuing operations for the first quarter of fiscal year 2023 was 24.0% compared with 25.0% for the prior year quarter. The tax rate was impacted in the current period by the following items: (i) a discrete tax benefit related to equity compensation, (ii) the jurisdictional mix of earnings, (iii) foreign withholding taxes, and (iv) federal research and development tax credits. The tax rate was impacted in the prior period by the following items: (i) a discrete tax benefit related to equity compensation, (ii) the jurisdictional mix of earnings, (iii) foreign withholding taxes, and (iv) increased capacity to utilize foreign tax credits.

13)     Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2022	2021
Basic - Average shares outstanding	11,823	12,023
Dilutive effect of unvested, restricted stock awards	129	126
Diluted - Average shares outstanding	11,952	12,149

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share. There were no outstanding instruments that had an anti-dilutive effect at September 30, 2022 or 2021.

Performance stock units of 141,918 and 131,888 for the three months ended September 30, 2022 and 2021, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

14)     Accumulated Other Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	September 30, 2022	June 30, 2022
Foreign currency translation adjustment	$(89,222)	$(67,679)
Unrealized pension losses, net of tax	(91,835)	(92,641)
Unrealized gains (losses) on derivative instruments, net of tax	9,958	7,008
Total	$(171,099)	$(153,312)

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

Litigation

As reported in the Company's annual report on Form 10-K file on August 5, 2022, during the fourth quarter of fiscal year 2022, the Company agreed to a full and comprehensive settlement of its pending lawsuit with Miniature Precision Components, Inc., and, as a result, recorded $5.7 million as accrued liabilities in the consolidated balance sheet.  During the first quarter of fiscal year 2023, the liability was paid and the matter is considered settled.

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

Net sales and income (loss) from continuing operations by segment were as follows (in thousands):

	Three Months Ended September 30,
	Net Sales		Income from Operations
	2022	2021	2022	2021
Industry segment:
Electronics	$75,199	$75,836	$18,141	$18,273
Engraving	35,024	35,170	5,854	4,874
Scientific	18,456	21,529	3,723	4,508
Engineering Technologies	16,999	17,573	1,865	899
Specialty Solutions	34,922	25,502	6,077	2,815
Corporate	-	-	(8,496)	(7,884)
Restructuring costs	-	-	(582)	(440)
Acquisition related costs	-	-	(292)	(217)
Sub-total	$180,600	$175,610	$26,290	$22,828
Interest expense			1,187	1,720
Other non-operating (income) expense			1,018	23
Income from continuing operations before income taxes			$24,085	$21,085

Net sales include only transactions with unaffiliated customers and include no intersegment sales. Income (loss) from operations by segment excludes interest expense and other non-operating (income) expense.

17)      Restructuring

The Company has undertaken a number of initiatives that have resulted in severance, restructuring, and related charges.

2023 Restructuring Initiatives

The Company continues to focus its efforts to reduce cost and improve productivity across its businesses, particularly through headcount reductions, facility closures, and consolidations. Restructuring expenses primarily related to headcount reductions and other cost saving initiatives. The Company expects the 2023 restructuring activities to be completed by fiscal year 2024.

Prior Year Restructuring Initiatives

Restructuring expenses primarily related to headcount reductions and facility rationalization within our Specialty Solutions segment. The Company also incurred restructuring expenses related to third party assistance with analysis and implementation of these activities. The Company expects the prior year restructuring activities to be completed by fiscal year 2023.

A summary of charges by initiative is as follows (in thousands):

	Three Months Ended
	September 30, 2022
Fiscal Year 2023	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$94	$43	$137
Prior year initiatives	251	194	445
	$345	$237	$582

	Three Months Ended
	September 30, 2021
Fiscal Year 2022	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$375	$65	$440
Prior year initiatives	-	-	-
	$375	$65	$440

Activity in the reserve related to the initiatives is as follows (in thousands):

Current Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2022	$-	$-	$-
Additions and adjustments	94	43	137
Payments	(94)	(43)	(137)
Restructuring liabilities at September 30, 2022	$-	$-	$-

Prior Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2022	$1,045	$695	$1,740
Additions and adjustments	251	194	445
Payments	(1,042)	(469)	(1,511)
Restructuring liabilities at September 30, 2022	$254	$420	$674

Prior Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2021	$39	$10	$49
Additions and adjustments	375	65	440
Payments	(414)	(75)	(489)
Restructuring liabilities at September 30, 2021	$-	$-	$-

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended
	September 30, 2022
	Involuntary Employee Severance and Benefit Costs	Other	Total
Electronics	$131	$123	$254
Engraving	214	114	328
	$345	$237	$582

	Three Months Ended
	September 30, 2021
	Involuntary Employee Severance and Benefit Costs	Other	Total
Engraving	$284	$65	$349
Engineering Technologies	91	-	91
	$375	$65	$440

Restructuring expense is expected to be approximately $1.0 million for the remainder of fiscal year 2023.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a diversified industrial manufacturer with leading positions in a variety of products and services that are used in diverse commercial and industrial markets. Headquartered in Salem, New Hampshire, we have seven operating segments aggregated into five reportable segments: Electronics, Engraving, Scientific, Engineering Technologies, and Specialty Solutions. Three operating segments are aggregated into Specialty Solutions. Our businesses work in close partnership with our customers to deliver custom solutions or engineered components that solve their unique and specific needs, an approach we call "Customer Intimacy".

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

We exited the first quarter of fiscal year 2023 with $103.4 million in cash and $198.9 million of borrowings under our revolving credit facility.  Our leverage ratio covenant, as defined in our revolving credit agreement, was 1.16 to 1 and allowed us the capacity to borrow an additional $294.2 million at September 30, 2022. We believe that we have sufficient liquidity around the world and access to financing to execute on our short and long-term strategic plans.

Finally, we continue to monitor our ability to participate in any governmental assistance programs available to us in each of our global locations and participate in these programs as available and appropriate.

Results from Continuing Operations

	Three Months Ended
	September 30,
(In thousands, except percentages)	2022	2021
Net sales	$180,600	$175,610
Gross profit margin	37.8%	37.7%
Income from operations	26,290	22,828

Three Months Ended
(In thousands)	September 30, 2022
Net sales, prior year period	$175,610
Components of change in sales:
Organic sales change	12,810
Effect of acquisitions	1,116
Effect of exchange rates	(8,936)
Net sales, current period	$180,600

Net sales increased in the first quarter of fiscal year 2023 by $5.0 million or 2.8% when compared to the prior year quarter. Organic sales increased $12.8 million or 7.3%, primarily due to pricing actions and strong demand in our Engraving and Specialty segments, acquisitions had a $1.1 million impact on sales, while foreign currency had an $8.9 million or 5.1% negative impact on sales.

Gross Profit Margin

Our gross margin for the first quarter of fiscal year 2023 was 37.8%, which increased slightly from the prior year quarter’s gross margin of 37.7%. This increase is primarily a result of organic sales increases, productivity and targeted pricing initiatives and the absence of a one-time project related charge at Engineering Technologies during the first quarter of fiscal year 2022, partially offset by foreign currency, raw material availability and inflationary headwinds.

Selling, General, and Administrative Expenses

Selling, General, and Administrative (“SG&A”) expenses for the first quarter of fiscal year 2023 were $41.1 million, or 22.8% of sales, compared to $42.8 million, or 24.3% of sales, during the prior year quarter. SG&A expenses during the quarter were primarily impacted by decreased distribution expenses, partially offset by increased research and development spending to drive future product initiatives.

Restructuring Charges

We incurred restructuring expenses of $0.6 million in the first quarter of fiscal year 2023, primarily related to productivity improvements, facility rationalization activities, and global headcount reductions within our Engraving and Electronics segments.

We expect to incur restructuring costs of approximately $1.0 million throughout the remainder of fiscal year 2023, as we continue to focus our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions and productivity initiatives.

Acquisition Related Expenses

We incurred acquisition related expenses of $0.3 million in the first quarter of fiscal year 2023. Acquisition related expenses typically consist of due diligence, integration, and valuation expenses incurred in connection with recent or pending acquisitions.

Income from Operations

Income from operations for the first quarter of fiscal year 2023 was $26.3 million, compared to $22.8 million during the prior year quarter.  The increase of $3.5 million, or 15.2%, is primarily due to income from organic sales increases and pricing actions, along with cost reduction activities and productivity improvement initiatives, partially offset by foreign currency, material inflation, and increased logistics and labor costs.

Interest Expense

Interest expense for the first quarter of fiscal year 2023 was $1.2 million, a 31.0% decrease from interest expense of $1.7 million during the prior year quarter. Our effective interest rate in the first quarter of fiscal year 2023 was 2.52%.

Income Taxes

Our effective tax rate from continuing operations for the first quarter of fiscal year 2023 was 24.0% compared with 25.0% for the prior year quarter. The tax rate was impacted in the current period by the following items: (i) a discrete tax benefit related to equity compensation, (ii) the jurisdictional mix of earnings, (iii) foreign withholding taxes, and (iv) federal research and development tax credits. The tax rate was impacted in the prior period by the following items: (i) a discrete tax benefit related to equity compensation, (ii) the jurisdictional mix of earnings, (iii) foreign withholding taxes, and (iv) increased capacity to utilize foreign tax credits.

The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The income tax provisions are effective for fiscal years beginning after December 31, 2022. The 1% excise tax on share repurchases is effective as of January 1, 2023. We currently are not expecting the IRA to have a material impact to our financial statements.

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

	As of September 30, 2022		As of September 30, 2021
	Total Backlog	Backlog under 1 year	Total Backlog	Backlog under 1 year
Electronics	$174,810	$146,977	$134,974	$131,111
Engraving	22,380	17,008	25,483	19,333
Scientific	5,649	5,649	7,446	7,446
Engineering Technologies	58,880	50,319	56,667	43,283
Specialty Solutions	49,022	46,211	40,205	35,256
Total	$310,741	$266,164	$264,775	$236,429

Total backlog realizable under one year increased $29.7 million, or 12.6%, to $266.2 million at September 30, 2022 from $236.4 million at September 30, 2021. Electronics total backlog increased approximately 28.1% primarily due to the global recovery from the pandemic and new business opportunities, plus an additional $1.9 million due to the acquisition of Sensor Solutions.

Changes in backlog under one year are as follows (in thousands):

As of
(In thousands)	September 30, 2022
Backlog under 1 year, prior year period	$236,429
Components of change in backlog:
Organic change	27,877
Effect of acquisitions	1,858
Backlog under 1 year, current period	$266,164

Segment Analysis

Overall

Looking forward to the remainder of fiscal year 2023, we expect to be well positioned to build on fiscal year 2022 and the three months ended September 30, 2022 momentum, with anticipated year over year improvement in key financial metrics, supported by orders growth and productivity initiatives.

In general, for fiscal year 2023, we expect:

●	continued growth in transportation markets from electric vehicle programs, both the ramp up of existing business and new business opportunities;
●	vaccine storage demand to decline after record COVID-19 related surge in fiscal year 2021 and early fiscal year 2022, countered by a return of demand from universities and research institutions;
●	commercial aviation and defense end markets to remain strong with double digit sales increase from the prior year based on current program expectations;
●	space markets to remain attractive, with an anticipated moderate volume decline due to timing of production versus launch;
●	refuse and dump truck and dump trailer end markets to remain stable while being supported by investments in the U.S. infrastructure bill;
●	strong Merchandising and Pumps business to benefit from return to pre-COVID-19 demand levels in food service equipment markets.

Electronics Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2022	2021	Change
Net sales	$75,199	$75,836	(0.8%)
Income from operations	18,141	18,273	(0.7%)
Operating income margin	24.1%	24.1%

Net sales in the first quarter of fiscal year 2023 decreased $0.6 million, or 0.8%, when compared to the prior year quarter.  Organic sales increased by $3.2 million or 4.3%, reflecting positive trends in end markets such as industrial applications, medical, power management and electric vehicle related applications, with some softness in white goods. Sensor Solutions was acquired in the third quarter of fiscal year 2022, adding $1.1 million in sales for the quarter. The foreign currency impact decreased sales by $5.0 million, or 6.6%.

Income from operations in the first quarter of fiscal year 2023 decreased by $0.2 million, or 0.7%, when compared to the prior year quarter. The operating income decrease was the result of inflationary and currency impacts almost fully offset by organic sales growth and various cost saving initiatives.

In the second quarter of fiscal year 2023, on a sequential basis, we expect revenue to be similar, as relay and magnetic components growth in North America is offset by softness in white goods end markets in Europe. We expect a slight decrease in operating margin mostly due to mix and higher growth investments, partially offset by continued price actions.

Engraving Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2022	2021	Change
Net sales	$35,024	$35,170	(0.4%)
Income from operations	5,854	4,874	20.1%
Operating income margin	16.7%	13.9%

Net sales in the first quarter of fiscal year 2023 decreased by $0.1 million, or 0.4%, when compared to the prior year quarter. Organic sales increased by $2.8 million, or 7.9% as a result of timing of projects. The sales increase was offset by foreign exchange impacts of $2.9 million, or 8.3%.

Income from operations in the first quarter of fiscal year 2023 increased by $1.0 million, when compared to the prior year quarter.  Operating income increased during the quarter reflecting the organic sales increase and productivity actions, offsetting the foreign exchange impacts.

Sequentially during the second quarter of fiscal year 2023, we expect revenue to be similar operating margin to decrease slightly due to project mix.

Scientific

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2022	2021	Change
Net sales	$18,456	$21,529	(14.3%)
Income from operations	3,723	4,508	(17.4%)
Operating income margin	20.2%	20.9%

Net sales in the first quarter of fiscal year 2023 decreased by $3.1 million, or 14.3% when compared to the prior year quarter. The net sales decreased as expected due to lower demand for cold storage surrounding COVID-19 vaccine distribution partially offset by pricing actions.

Income from operations in the first quarter of fiscal year 2023 decreased $0.8 million, or 17.4% when compared to the prior year quarter. The decrease reflects lower sales volume, partially offset by pricing and productivity actions.

Sequentially during the second quarter of fiscal year 2023 we expect a slight revenue increase and a slightly lower to similar operating margin due primarily to R&D investments and higher spend on advertising and tradeshows.

Engineering Technologies Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2022	2021	Change
Net sales	$16,999	$17,573	(3.3%)
Income from operations	1,865	899	107.5%
Operating income margin	11.0%	5.1%

Net sales in the first quarter of fiscal year 2023 decreased by $0.6 million, or 3.3%, compared to the prior year quarter. Net sales decreased as expected due a decline in space segment sales as a result of project timing partially offset by increases in the aviation sector and increased defense sales for missile production and development programs.

Income from operations increased $1.0 million, or 107.5%, in the first quarter of fiscal year 2023 compared to the prior year quarter primarily due to productivity and efficiency initiatives and the impact of a one-time project related charge in fiscal first quarter 2022 that did not repeat.

Sequentially during the second quarter of fiscal year 2023, we expect a moderate to significant increase in revenue and operating margin reflecting an increased level of project activity.

Specialty Solutions Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2022	2021	Change
Net sales	$34,922	$25,502	36.9%
Income from operations	6,077	2,815	115.9%
Operating income margin	17.4%	11.0%

Net sales in the first quarter of fiscal year 2023 increased $9.4 million or 36.9% when compared to the prior year quarter. Organic sales increased $10.0 million, or 39.3%. Increased sales volume is primarily due to pricing realization, strong market demand in the Hydraulics business and absence of the labor work stoppage in two plants during the prior year quarter.

Income from operations increased $3.3 million or 115.9% in the first quarter of fiscal year 2023 when compared to the prior year quarter primarily as a result of pricing actions and volume increases.

Sequentially during the second quarter of fiscal year 2023, we expect revenue to decrease slightly due to seasonality in the food service equipment end market. We expect similar operating margin due to volume decline offset by pricing and productivity initiatives.

Corporate and Other

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2022	2021	Change
Income (loss) from operations:
Corporate	$(8,496)	$(7,884)	7.8%
Restructuring	(582)	(440)	32.3%
Acquisition related costs	(292)	(217)	34.6%

Corporate expenses in the first quarter of fiscal year 2023 increased by 7.8%, when compared to the prior year period. The increase is related to employee related compensation accruals and research and development costs.

The restructuring and acquisition related costs have been discussed above in the Company Overview.

Discontinued Operations

In pursuing our business strategy, the Company may divest certain businesses.  Future divestitures may be classified as discontinued operations based on their strategic significance to the Company. Net loss from discontinued operations was less than $0.1 million for the three months ended September 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

At September 30, 2022, our total cash balance was $103.4 million, of which $93.9 million was held by foreign subsidiaries.  During the first quarter of fiscal year 2023, we did not repatriate any cash to the United States from our foreign subsidiaries. We expect to repatriate between $30.0 million and $35.0 million during the remainder of fiscal year 2023, however, the amount and timing of cash repatriation during the fiscal year will be dependent upon each business unit’s operational needs including requirements to fund working capital, capital expenditures, and jurisdictional tax payments. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Net cash used in continuing operating activities for the three months ended September 30, 2022, was $2.7 million compared to net cash provided by continuing operating activities of $13.1 million in the prior year.  We generated $26.8 million from operating activities and used $29.5 million of cash to fund working capital and other balance sheet increases.  Cash flow used in investing activities for the three months ended September 30, 2022 totaled $5.2 million and primarily consisted of $5.3 million used for capital expenditures. Cash provided by financing activities for the three months ended September 30, 2022 was $12.2 million and consisted primarily of borrowings of $24.0 million offset by purchases of stock of $8.4 million, cash paid for dividends of $3.1 million, and contingent consideration payments due to the seller of the Renco business of $1.2 million.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of September 30, 2022, the Company used $6.1 million against the letter of credit sub-facility and had the ability to borrow $294.2 million under the facility based on our current trailing twelve-month EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants. The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition related charges up to the lower of $20.0 million or 10% of EBITDA.  The facility also allows for unlimited non-cash charges including purchase accounting and goodwill adjustments.  At September 30, 2022, the Company’s Interest Coverage Ratio was 18.1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period.  At September 30, 2022, the Company’s Leverage Ratio was 1.16.

As of September 30, 2022, we had borrowings under our facility of $199.0 million. In order to manage our interest rate exposure on these borrowings, we are party to $175.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average fixed rate of 1.18%.  The effective rate of interest for our outstanding borrowings, including the impact of the interest rate swaps, was 2.52%.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect fiscal year 2023 capital spending to be approximately $35.0 million and $40.0 million which includes amounts not spent in fiscal year 2022.  We expect that fiscal year 2023 depreciation and amortization expense will be between $20.0 and $21.0 million and $7.0 and $9.0 million, respectively.

The following table sets forth our capitalization:

(In thousands)	September 30, 2022	June 30, 2022
Long-term debt	$198,915	$174,830
Less cash and cash equivalents	(103,428)	(104,844)
Net debt	95,487	69,986
Stockholders' equity	491,690	499,343
Total capitalization	$587,177	$569,329

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $138.1 million at September 30, 2022, as compared to $157.9 million at the most recent measurement date, which occurred as of June 30, 2022. The next measurement date to determine plan assets and benefit obligations will be on June 30, 2023.

The Company expects to pay $0.4 million in contributions to its defined benefit plans during the remainder of fiscal year 2023. Contributions of $0.1 million and $0.1 million were made during the three months ended September 30, 2022 and 2021, respectively. There are no required contributions to the United States funded pension plan for fiscal year 2023.  The Company expects to make contributions during the remainder of fiscal year 2023 of $0.1 million and $0.2 million to its unfunded defined benefit plans in the U.S. and Germany, respectively.  Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for three retired executives.  Current executives and new hires are not eligible for this program.  At September 30, 2022, the underlying policies had a cash surrender value of $11.2 million and are reported net of loans of $5.1 million for which we have the legal right of offset, these amounts are reported net on our balance sheet.

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

Critical Accounting Policies

The condensed consolidated financial statements include the accounts of Standex International Corporation and all of its subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements.  Although we believe that materially different amounts would not be reported due to the accounting policies adopted, the application of certain accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  Our Annual Report on Form 10-K for the year ended June 30, 2022 lists a number of accounting policies which we believe to be the most critical.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as loan payments, customer remittances, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At September 30, 2022 the fair value, in the aggregate, of the Company’s open foreign exchange contracts was a liability of $1.4 million.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at September 30, 2022, would not result in a material change in our operations, financial position, or cash flows.  We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate Risk

The Company’s effective interest rate on borrowings was 2.52% at September 30, 2022.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings and is mitigated by our use of interest rate swap agreements to modify our exposure to interest rate movements.  At September 30, 2022, we have $175.0 million of active floating to fixed rate swaps with terms ranging from one to four years.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.18%.  At September 30, 2022 the fair value, in the aggregate, of the Company’s interest rate swaps was assets of $12.2 million. A 25-basis point increase in interest rates would not materially change our annual interest expense as most of our outstanding debt is currently converted to fixed rate debts by means of interest rate swaps.

Concentration of Credit Risk

We have a diversified customer base. As such, the risk associated with concentration of credit risk is inherently minimized. As of September 30, 2022, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.     CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting during the quarterly period ended September 30, 2022 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities(1)
Quarter Ended September 30, 2022

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 - July 31, 2022	-	$-	-	$90,651

August 1 - August 31, 2022	52,957	97.89	52,957	85,467

September 1 - September 30, 2022	37,411	85.79	37,411	82,258

Total	90,368	$92.88	90,368	$82,258

(1)	The Company has a Stock Buyback Program (the “Program”) which was originally announced on January 30, 1985 and most recently amended on April 28, 2022. Under the Program, the Company is authorized to repurchase up to an aggregate of $200 million of its shares. Under the program, purchases may be made from time to time on the open market, including through 10b5-1 trading plans, or through privately negotiated transactions, block transactions, or other techniques in accordance with prevailing market conditions and the requirements of the Securities and Exchange Commission. The Board’s authorization is open-ended and does not establish a timeframe for the purchases. The Company is not obligated to acquire a particular number of shares, and the program may be discontinued at any time at the Company’s discretion.

Item 6. Exhibits

(a)	Exhibits

31.1	Principal Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

STANDEX INTERNATIONAL CORPORATION

Date:	November 4, 2022	/s/ ADEMIR SARCEVIC
Ademir Sarcevic
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	November 4, 2022	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Vice President/Chief Accounting Officer/Assistant Treasurer