Form 10-Q
period 2022-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 2023-02-03
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

The number of shares of Registrant's Common Stock outstanding on February 1, 2023 was 11,944,062.

STANDEX INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	December 31,	June 30,
(In thousands, except per share data)	2022	2022
ASSETS
Current Assets:
Cash and cash equivalents	$113,494	$104,844
Accounts receivable, less allowance for credit losses of $2,240 and $2,214 at December 31, 2022 and June 30, 2022, respectively	119,907	117,075
Inventories	105,698	105,339
Prepaid expenses and other current assets	48,656	45,210
Income taxes receivable	2,938	6,530
Current assets held for sale	10,232	-
Total current assets	400,925	378,998

Property, plant, and equipment, net	129,960	128,584
Intangible assets, net	82,012	85,770
Goodwill	269,666	267,906
Deferred tax asset	7,400	8,186
Operating lease right-of-use asset	36,711	39,119
Non-current assets held for sale	3,731	-
Other non-current assets	26,280	25,876
Total non-current assets	555,760	555,441

Total assets	$956,685	$934,439

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$66,322	$74,520
Accrued liabilities	53,407	67,773
Current liabilities held for sale	2,910	-
Income taxes payable	9,776	8,475
Total current liabilities	132,415	150,768

Long-term debt	187,500	174,830
Operating lease long-term liabilities	29,428	31,357
Accrued pension and other non-current liabilities	77,693	78,141
Non-current liabilities held for sale	232	-
Total non-current liabilities	294,853	284,328

Contingencies (Note 16)

Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000 shares authorized, 27,984,278 shares issued, 11,831,740 and 11,824,128 shares outstanding at December 31, 2022 and June 30, 2022	41,976	41,976
Additional paid-in capital	93,359	91,200
Retained earnings	933,233	901,421
Accumulated other comprehensive loss	(147,226)	(153,312)
Treasury shares: 16,152,538 and 16,160,150 shares at December 31, 2022 and June 30, 2022	(391,925)	(381,942)
Total stockholders' equity	529,417	499,343

Total liabilities and stockholders' equity	$956,685	$934,439

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2022	2021	2022	2021
Net sales	$187,789	$185,709	$368,389	$361,319
Cost of sales	115,469	116,937	227,816	226,310
Gross profit	72,320	68,772	140,573	135,009
Selling, general, and administrative expenses	43,713	43,531	84,802	86,283
Restructuring costs	511	843	1,093	1,283
Acquisition related costs	174	925	466	1,142
Other operating (income) expense, net	116	1,700	116	1,700
Total operating expenses	44,514	46,999	86,477	90,408
Income from operations	27,806	21,773	54,096	44,601
Interest expense	1,566	1,526	2,753	3,246
Other non-operating (income) expense, net	(70)	288	948	311
Income from continuing operations before income taxes	26,310	19,959	50,395	41,044
Provision for income taxes	6,226	4,929	11,995	10,193
Income from continuing operations	20,084	15,030	38,400	30,851
Income (loss) from discontinued operations, net of tax	(41)	(46)	(87)	(49)
Net income	$20,043	$14,984	$38,313	$30,802

Basic earnings (loss) per share:
Continuing operations	$1.69	$1.25	$3.25	$2.56
Discontinued operations	-	-	(0.01)	-
Total	$1.69	$1.25	$3.24	$2.56
Diluted earnings (loss) per share:
Continuing operations	$1.69	$1.24	$3.22	$2.54
Discontinued operations	-	-	(0.01)	-
Total	$1.69	$1.24	$3.21	$2.54

Weighted average number of shares:
Basic	11,852	12,033	11,833	12,028
Diluted	11,917	12,138	11,930	12,144

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2022	2021	2022	2021
Net income	$20,043	$14,984	$38,313	$30,802
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs, net of tax	$(82)	$16	$14	$101
Amortization of unrecognized costs, net of tax	710	1,105	1,420	2,217
Derivative instruments:
Change in unrealized gains (losses), net of tax	(170)	1,451	2,627	1,609
Amortization of unrealized gains (losses) into interest expense, net of tax	(234)	593	(80)	1,528
Foreign currency translation gains (losses), net of tax	23,649	(6,909)	2,105	(9,325)
Other comprehensive income (loss), net of tax	$23,873	$(3,744)	$6,086	$(3,870)
Comprehensive income	$43,916	$11,240	$44,399	$26,932

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

				Accumulated Other
For the three month period ended		Additional		Comprehensive			Total
December 31, 2022	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, September 30, 2022	$41,976	$91,446	$916,549	$(171,099)	16,119	$(387,182)	$491,690
Stock issued under incentive compensation plans and employee purchase plans	-	(222)	-	-	(16)	380	158
Stock-based compensation	-	2,135	-	-	-	-	2,135
Treasury stock acquired	-	-	-	-	50	(5,123)	(5,123)
Comprehensive income:
Net income	-	-	20,043	-	-	-	20,043
Foreign currency translation adjustment	-	-		23,649	-	-	23,649
Pension, net of tax of $0.2 million	-	-	-	628	-	-	628
Change in fair value of derivatives, net of tax of $0.1 million	-	-	-	(404)	-	-	(404)
Dividends declared ($0.28 per share)	-	-	(3,359)	-	-	-	(3,359)
Balance, December 31, 2022	$41,976	$93,359	$933,233	$(147,226)	16,153	$(391,925)	$529,417

For the three month period ended December 31, 2021
(in thousands, except as specified)
Balance, September 30, 2021	$41,976	$82,065	$865,355	$(116,266)	15,957	$(360,400)	$512,730
Stock issued under incentive compensation plans and employee purchase plans	-	(41)	-	-	(9)	212	171
Stock-based compensation	-	2,536	-	-	-	-	2,536
Treasury stock acquired	-	-	-	-	-	(46)	(46)
Comprehensive income:
Net income	-	-	14,984	-	-	-	14,984
Foreign currency translation adjustment	-	-	-	(6,909)	-	-	(6,909)
Pension, net of tax of $0.4 million	-	-	-	1,121	-	-	1,121
Change in fair value of derivatives, net of tax of $0.6 million	-	-	-	2,044	-	-	2,044
Dividends declared ($0.26 per share)	-	-	(3,181)	-	-	-	(3,181)
Balance, December 31, 2021	$41,976	$84,560	$877,158	$(120,010)	15,948	$(360,234)	$523,450

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity (Continued)

				Accumulated Other
For the six month period ended		Additional		Comprehensive			Total
December 31, 2022	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, June 30, 2022	$41,976	$91,200	$901,421	$(153,312)	16,160	$(381,942)	$499,343
Stock issued under incentive compensation plans and employee purchase plans	-	(2,540)	-	-	(147)	3,534	994
Stock-based compensation	-	4,699	-	-	-	-	4,699
Treasury stock acquired	-	-	-	-	140	(13,517)	(13,517)
Comprehensive income:
Net income	-	-	38,313	-	-	-	38,313
Foreign currency translation adjustment	-	-	-	2,105	-	-	2,105
Pension, net of tax of $0.5 million	-	-	-	1,434	-	-	1,434
Change in fair value of derivatives, net of tax of $0.8 million	-	-	-	2,547	-	-	2,547
Dividends declared ($0.54 per share)	-	-	(6,501)	-	-	-	(6,501)
Balance, December 31, 2022	$41,976	$93,359	$933,233	$(147,226)	16,153	$(391,925)	$529,417

For the six month period ended December 31, 2021
(in thousands, except as specified)
Balance, June 30, 2021	$41,976	$80,788	$852,489	$(116,140)	15,940	$(352,688)	$506,425
Stock issued under incentive compensation plans and employee purchase plans	-	(853)	-	-	(89)	2,000	1,147
Stock-based compensation	-	4,625	-	-	-	-	4,625
Treasury stock acquired	-	-	-	-	97	(9,546)	(9,546)
Comprehensive income:							-
Net income	-	-	30,802	-	-	-	30,802
Foreign currency translation adjustment	-	-	-	(9,325)	-	-	(9,325)
Pension, net of tax of $0.8 million	-	-	-	2,318	-	-	2,318
Change in fair value of derivatives, net of tax of $0.7 million	-	-	-	3,137	-	-	3,137
Dividends declared ($0.50 per share)	-	-	(6,133)	-	-	-	(6,133)
Balance, December 31, 2021	$41,976	$84,560	$877,158	$(120,010)	15,948	$(360,234)	$523,450

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

 Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	December 31,
(In thousands)	2022	2021
Cash flows from operating activities
Net income	$38,313	$30,802
Income (loss) from discontinued operations	(87)	(49)
Income from continuing operations	38,400	30,851
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,966	15,222
Stock-based compensation	4,699	4,625
Non-cash portion of restructuring charge	(1,183)	337
Contributions to defined benefit plans	(101)	(104)
Changes in operating assets and liabilities, net	(28,690)	(14,232)
Net cash provided by (used in) operating activities - continuing operations	27,091	36,699
Net cash provided by (used in) operating activities - discontinued operations	(51)	(364)
Net cash provided by (used in) operating activities	27,040	36,335
Cash flows from investing activities
Expenditures for property, plant, and equipment	(11,028)	(9,721)
Other investing activity	98	1,646
Net cash provided by (used in) investing activities	(10,930)	(8,075)
Cash flows from financing activities
Proceeds from borrowings	28,500	-
Payments of debt	(16,000)	-
Contingent consideration payment	(1,167)	(1,167)
Activity under share-based payment plans	994	1,147
Purchases of treasury stock	(13,517)	(9,546)
Cash dividends paid	(6,399)	(6,019)
Net cash provided by (used in) financing activities	(7,589)	(15,585)
Effect of exchange rate changes on cash and cash equivalents	129	(1,887)
Net change in cash and cash equivalents	8,650	10,788
Cash and cash equivalents at beginning of year	104,844	136,367
Cash and cash equivalents at end of period	$113,494	$147,155

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$2,225	$2,561
Income taxes, net of refunds	$12,822	$7,944

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1)     Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and six months ended December 31, 2022 and 2021, the cash flows for the six months ended December 31, 2022 and 2021 and the financial position of Standex International Corporation (“Standex”, the “Company”, “we”, “us”, or “our”), at December 31, 2022. The interim results are not necessarily indicative of results for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2022. The condensed consolidated balance sheet at June 30, 2022 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2022. Unless otherwise noted, references to years are to the Company’s fiscal years. Currently our fiscal year end is June 30.  For further clarity, our fiscal year 2023 includes the twelve-month period from July 1, 2022 to June 30, 2023.

The estimates and assumptions used in the preparation of the consolidated financial statements have considered the implications on the Company as a result of the COVID-19 pandemic and its related economic impacts. As a result of the COVID-19 pandemic, there is heightened volatility and uncertainty around supply chain performance, labor availability, and customer demand. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of  December 31, 2022 and the issuance date of the Quarterly Report on Form 10-Q.

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

2)     Acquisitions

At the time of the acquisition and December 31, 2022, the Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

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

Identifiable intangible assets of $2.8 million consist primarily of $0.8 million for indefinite lived tradenames, and $2.0 million of customer relationships to be amortized over 10 years. The goodwill of $5.8 million created by the transaction is deductible for income tax purposes. The accounting for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management's best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

The components of the fair value of the Sensor Solutions acquisition, including the preliminary allocation of the purchase price are as follows (in thousands):

	Preliminary Allocation		Preliminary Allocation
	March 31, 2022	Adjustments	December 31, 2022
Fair value of business combination:
Cash payments	$10,016	-	$10,016
Less cash acquired	(114)	-	(114)
Total	$9,902	$-	$9,902

	Preliminary Allocation		Preliminary Allocation
	March 31, 2022	Adjustments	December 31, 2022
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$490	$(2)	$488
Inventories	531	(2)	529
Property, plant, & equipment	232	188	420
Identifiable intangible assets	2,800	(20)	2,780
Goodwill	6,001	(161)	5,840
Liabilities assumed	(152)	(3)	(155)
Total	$9,902	$-	$9,902

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

Acquisition related costs for the three months ended December 31, 2022, and 2021 were $0.2 million and $0.9 million, respectively. Acquisition related costs for the six months ended December 31, 2022 and 2021 were $0.5 million and $1.1 million, respectively.

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

Disaggregation of Revenue from Contracts with Customers

The following table presents revenue disaggregated by product line and segment (in thousands):

	Three Months Ended
Revenue by Product Line	December 31, 2022	December 31, 2021

Electronics	$72,556	$76,626

Engraving Services	36,221	34,321
Engraving Products	1,468	2,323
Total Engraving	37,689	36,644

Scientific	19,292	24,636

Engineering Technologies	24,193	18,095

Hydraulics Cylinders and Systems	17,538	13,248
Merchandising & Display	9,392	8,422
Pumps	7,129	8,038
Total Specialty Solutions	34,059	29,708

Total revenue by product line	$187,789	$185,709

	Six Months Ended
Revenue by Product Line	December 31, 2022	December 31, 2021

Electronics	$147,755	$152,462

Engraving Services	69,805	67,238
Engraving Products	2,908	4,576
Total Engraving	72,713	71,814

Scientific	37,748	46,165

Engineering Technologies	41,192	35,668

Hydraulics Cylinders and Systems	34,275	23,901
Merchandising & Display	18,957	15,110
Pumps	15,749	16,199
Total Specialty Solutions	68,981	55,210

Total revenue by product line	$368,389	$361,319

The following table presents revenue from continuing operations disaggregated by geography based on company’s locations (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Net sales	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
United States	$116,303	$105,597	$226,462	$204,581
Asia Pacific	33,861	42,145	66,654	79,401
EMEA (1)	33,401	34,877	67,326	70,878
Other Americas	4,224	3,090	7,947	6,459
Total	$187,789	$185,709	$368,389	$361,319

(1)   EMEA consists primarily of Europe, Middle East and S. Africa.

The following table presents revenue from continuing operations disaggregated by timing of recognition (in thousands) for the three months ended:

	Three Months Ended
Timing of Revenue Recognition	December 31, 2022	December 31, 2021
Products and services transferred at a point in time	$165,728	$175,616
Products transferred over time	22,061	10,093
Net sales	$187,789	$185,709

	Six Months Ended
Timing of Revenue Recognition	December 31, 2022	December 31, 2021
Products and services transferred at a point in time	$331,421	$340,039
Products transferred over time	36,968	21,280
Net sales	$368,389	$361,319

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

The following table provides information about contract assets and liability balances (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended December 31, 2022
Contract assets:
Prepaid expenses and other current assets	$24,679	$33,017	$26,681	$31,015
Contract liabilities:
Customer deposits	41	-	41	-

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended December 31, 2021
Contract assets:
Prepaid expenses and other current assets	$15,013	$19,034	$14,678	$19,369
Contract liabilities:
Customer deposits	471	6,472	6,691	252

We recognized the following revenue which was included in the contract liability beginning balances (in thousands):

	December 31, 2022
Revenue recognized in the period from:	Three months ended	Six months ended
Amounts included in the contract liability balance at the beginning of the period	$38	$41

	December 31, 2021
Revenue recognized in the period from:	Three months ended	Six months ended
Amounts included in the contract liability balance at the beginning of the period	$252	$471

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

There were no transfers of assets or liabilities between any levels of the fair value measurement hierarchy at December 31, 2022 and June 30, 2022. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, accounts payable, and debt are carried at cost, which approximates fair value.

The fair values of financial instruments were as follows (in thousands):

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$3,714	$3,714	$-	$-
Foreign exchange contracts	223	-	223	-
Interest rate swaps	11,621	-	11,621	-

Liabilities
Foreign exchange contracts	$842	$-	842	$-

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$3,033	$3,033	$-	$-
Foreign exchange contracts	122	-	122	-
Interest rate swaps	8,420	-	8,420	-

Liabilities
Foreign exchange contracts	$711	$-	$711	$-
Contingent consideration (a)	1,167	-	-	1,167

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

The Company is contractually obligated to pay contingent consideration to the sellers of GS Engineering in the event that certain revenue and gross margin targets are achieved during the five years following acquisition. The targets set in the GS Engineering stock purchase agreement were not met for the first, second, or third year, which concluded in the fourth quarter of fiscal years 2020, 2021 and 2022, respectively. As of December 31, 2022, the Company could be required to pay up to $12.8 million for contingent consideration arrangements if the revenue and gross margin targets are met in fiscal years 2023 through 2024.

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

5)     Inventories

Inventories from continuing operations are comprised of the following (in thousands):

	December 31, 2022	June 30, 2022
Raw materials	$54,556	$56,321
Work in process	20,106	20,592
Finished goods	31,036	28,426
Total	$105,698	$105,339

Distribution costs associated with the sale of inventory, which are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations were $3.1 million and $4.9 million for the three months ended  December 31, 2022 and 2021, respectively. Distribution costs were $6.0 million and $8.6 million for the six months ended   December 31, 2022 and 2021, respectively.

6)  Assets and liabilities held for sale

Assets and liabilities classified as held for sale have met the criteria of held for sale accounting, as specified by Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” As of December 31, 2022, the Procon operating segment, reported within the Specialty Solutions Group met the criteria for assets and liabilities held for sale, and it is the Company’s intention to complete the sale of this segment within the next 12 months.

The carrying amount of the assets and liabilities are as follows (in thousands):

Held for Sale	December 31, 2022
Assets
Accounts receivable, net	$2,707
Inventories	7,069
Other current assets	456
Property, plant and equipment, net	823
Intangible assets	272
Goodwill	246
Operating lease right-of-use asset	475
Other non-current assets	1,915

Liabilities
Accounts payable	2,356
Accrued liabilities	554
Operating lease long-term liabilities	228
Accrued other non-current liabilities	4

Net assets held for sale	$10,821

7)     Goodwill

Changes to goodwill by segment during the period were as follows (in thousands):

	June 30, 2022	Other	Translation Adjustment	December 31, 2022
Electronics	$136,969	$-	$1,899	$138,868
Engraving	76,250	-	163	76,413
Scientific	15,454	-	-	15,454
Engineering Technologies	35,928	-	(56)	35,872
Specialty Solutions	3,305	(246)	-	3,059
Total	$267,906	$(246)	$2,006	$269,666

8)     Warranty Reserves

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

The change in warranty reserves from continuing operations, which are recorded as a component of accrued liabilities were as follows (in thousands):
	December 31, 2022	June 30, 2022
Balance at beginning of year	$1,918	$2,086
Acquisitions and other charges	11	(29)
Warranty expense	896	1,083
Warranty claims	(753)	(1,222)
Balance at end of period	$2,072	$1,918

9)     Debt

Long-term debt is comprised of the following (in thousands):

	December 31, 2022	June 30, 2022
Bank credit agreements	$187,500	$175,000
Total funded debt	187,500	175,000
Issuance cost	-	(170)
Total long-term debt	$187,500	$174,830

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

At December 31, 2022, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $6.0 million and had the ability to borrow $323.6 million under the facility. Funds borrowed under the facility  may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants which the Company was compliant with as of  December 31, 2022.  At December 31, 2022, the carrying value of the current borrowings approximate fair value.

In February 2023, subsequent to the end of the second quarter 2023, the Company renewed the five-year Amended and Restated Credit Agreement under terms similar to the existing Agreement, including a borrowing limit of $500 million, financial covenant limits similar to those described above, and the ability to increase the Agreement by an amount of up to $250 million, in accordance with specified conditions contained in the agreement.

10)	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2022	June 30, 2022
Payroll and employee benefits	$23,606	$31,211
Operating lease current liability	7,689	7,891
Litigation accrual	116	5,745
Warranty reserves	2,072	1,918
Fair value of derivatives	842	-
Restructuring costs	557	1,740
Workers' compensation	1,769	1,664
Contingent consideration	-	1,166
Other	16,756	16,438
Total	$53,407	$67,773

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

The Company’s effective swap agreements convert the base borrowing rate on $175 million of debt due under our revolving credit agreement from a variable rate equal to 1 month LIBOR to a weighted average fixed rate of 1.18% at December 31, 2022. The fair value of the swaps, recognized in accrued liabilities or other current assets and in other comprehensive income, is as follows (in thousands, except percentages):

Effective Date	Notional Amount	Fixed Interest Rate	Maturity	December 31, 2022	June 30, 2022
August 6, 2018	25,000	2.83%	August 6, 2023	$323	$48
March 23, 2020	100,000	0.91%	March 23, 2025	7,496	5,538
April 24, 2020	25,000	0.88%	April 24, 2025	1,938	1,447
May 24, 2020	25,000	0.91%	March 24, 2025	1,864	1,387
				$11,621	$8,420

The Company reported no losses for the three and six months ended December 31, 2022, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense. Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as collections from customers and loan payments between subsidiaries. The Company enters into such contracts for hedging purposes only. The Company has designated certain of these currency contracts as hedges, and changes in the fair value of these contracts are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with these contracts will be reported in net income. At December 31, 2022 and June 30, 2022, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized losses of $0.6 million and losses of $0.6 million, respectively, which approximate the unrealized gains and losses on the related loans. The contracts have maturity dates ranging from fiscal year 2024 to 2025, which correspond to the related intercompany loans.

The notional amounts of the Company’s forward contracts, by currency, are as follows (in thousands):

Currency	December 31, 2022	June 30, 2022
EUR	-	5,750
CAD	16,600	16,600
JPY	2,100,000	1,000,000

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

	Asset Derivatives
	December 31, 2022		June 30, 2022
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$11,621	Prepaid expenses and other current assets	$8,420
Foreign exchange contracts	Prepaid expenses and other current assets	-	Prepaid expenses and other current assets	122
		$11,621		$8,542

Liability Derivatives
	December 31, 2022		June 30, 2022
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Foreign exchange contracts	Accrued liabilities	$842	Accrued liabilities	$-
		$842		$-

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Interest rate swaps	$535	$1,901	$4,760	$1,840
Foreign exchange contracts	(574)	18	(963)	222
	$(39)	$1,919	$3,797	$2,062

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to net income for the periods ended (in thousands):

Details about Accumulated					Affected line item
Other Comprehensive	Three Months Ended		Six Months Ended		in the Unaudited
Income (Loss) Components	December 31,		December 31,		Condensed Statements
	2022	2021	2022	2021	of Operations
Interest rate swaps	$(1,105)	$602	$(1,559)	$1,204	Interest expense
Foreign exchange contracts	599	137	1,095	619	Other non-operating (income) expense, net
	$(506)	$739	$(464)	$1,823

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

Net periodic benefit cost for the Company’s U.S. and Foreign pension benefit plans for the periods ended consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Service cost	$-	$1	$43	$59
Interest cost	2,396	1,830	263	195
Expected return on plan assets	(2,994)	(3,259)	(247)	(217)
Recognized net actuarial loss	954	1,383	(16)	86
Amortization of prior service cost	-	-	(1)	(1)
Net periodic benefit cost	$356	$(45)	$42	$122

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Service cost	$-	$2	$87	$122
Interest cost	4,793	3,660	525	385
Expected return on plan assets	(5,987)	(6,519)	(492)	(428)
Recognized net actuarial loss	1,907	2,767	(31)	170
Amortization of prior service cost	-	-	(2)	(2)
Net periodic benefit cost	$713	$(90)	$87	$247

The following table sets forth the amounts recognized for the Company's defined benefit pension plans (in thousands):

Amounts recognized in the consolidated balance sheets consist of:	December 31, 2022	June 30, 2022
Prepaid benefit cost	$4,621	$6,295
Current liabilities	(527)	(456)
Non-current liabilities	(46,481)	(47,695)
Net amount recognized	$(42,387)	$(41,856)

The contributions made to defined benefit plans are presented below along with remaining contributions to be made for fiscal year 2023 (in thousands):

	Fiscal Year 2023		Fiscal Year 2022		Remaining
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Contributions
Contributions to defined benefit plans	December 31, 2022	December 31, 2022	December 31, 2021	December 31, 2021	FY 2023
United States, funded plan	$-	$-	$-	$-	$-
United States, unfunded plan	49	101	52	104	98
United Kingdom	-	-	-	-	-
Germany, unfunded plan	-	-	-	-	234
Ireland	-	-	-	-	58
	$49	$101	$52	$104	$390

13 )     Income Taxes

The Company's effective tax rate from continuing operations for the second quarter of fiscal year 2023 and for the  six months ended December 31, 2022 was 23.7% and 23.8%, respectively compared with 24.7% and 24.8% for the prior year quarter and prior year period, respectively. The tax rate was impacted in the current period by the following items: (i) a discrete tax benefit related to equity compensation, (ii) the jurisdictional mix of earnings and (iii) foreign withholding taxes.

14)     Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Basic - Average shares outstanding	11,852	12,033	11,833	12,028
Dilutive effect of unvested, restricted stock awards	65	105	97	116
Diluted - Average shares outstanding	11,917	12,138	11,930	12,144

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share. There were no outstanding instruments that had an anti-dilutive effect at December 31, 2022 or 2021.

Performance stock units of 132,217 and 143,233 for the six months ended December 31, 2022 and 2021, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

15)     Accumulated Other Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	December 31, 2022	June 30, 2022
Foreign currency translation adjustment	$(65,574)	$(67,679)
Unrealized pension losses, net of tax	(91,207)	(92,641)
Unrealized gains (losses) on derivative instruments, net of tax	9,555	7,008
Total	$(147,226)	$(153,312)

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

17)     Industry Segment Information

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

Net sales and income (loss) from continuing operations by segment were as follows (in thousands):

	Three Months Ended December 31,
	Net Sales		Income from Operations
	2022	2021	2022	2021
Industry segment:
Electronics	$72,556	$76,626	$16,972	$17,157
Engraving	37,689	36,644	6,373	5,204
Scientific	19,292	24,636	4,165	5,490
Engineering Technologies	24,193	18,095	3,741	2,314
Specialty Solutions	34,059	29,708	5,716	3,738
Corporate	-	-	(8,360)	(8,662)
Restructuring costs	-	-	(511)	(843)
Acquisition related costs	-	-	(174)	(925)
Other operating income (expense), net	-	-	(116)	(1,700)
Sub-total	$187,789	$185,709	$27,806	$21,773
Interest expense			1,566	1,526
Other non-operating (income) expense			(70)	288
Income from continuing operations before income taxes			$26,310	$19,959

	Six Months Ended December 31,
	Net Sales		Income from Operations
	2022	2021	2022	2021
Industry segment:
Electronics	$147,755	$152,462	$35,113	$35,430
Engraving	72,713	71,814	12,227	10,078
Scientific	37,748	46,165	7,888	9,998
Engineering Technologies	41,192	35,668	5,606	3,213
Specialty Solutions	68,981	55,210	11,793	6,553
Corporate	-	-	(16,856)	(16,546)
Restructuring costs	-	-	(1,093)	(1,283)
Acquisition related costs	-	-	(466)	(1,142)
Other operating income (expense), net	-	-	(116)	(1,700)
Sub-total	$368,389	$361,319	$54,096	$44,601
Interest expense			2,753	3,246
Other non-operating (income) expense			948	311
Income from continuing operations before income taxes			$50,395	$41,044

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

A summary of charges by initiative is as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2022			December 31, 2022
Fiscal Year 2023	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$117	$74	$191	$211	$117	$328
Prior year initiatives	217	103	320	468	297	765
	$334	$177	$511	$679	$414	$1,093

	Three Months Ended			Six Months Ended
	December 31, 2021			December 31, 2021
Fiscal Year 2022	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$296	$547	$843	$671	$612	$1,283
Prior year initiatives	-	-	-	-	-	-
	$296	$547	$843	$671	$612	$1,283

Activity in the reserve related to the initiatives is as follows (in thousands):

Current Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2022	$-	$-	$-
Additions and adjustments	211	117	328
Payments	(211)	(117)	(328)
Restructuring liabilities at December 31, 2022	$-	$-	$-

Prior Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2022	$1,045	$695	$1,740
Additions and adjustments	468	297	765
Payments	(1,366)	(582)	(1,948)
Restructuring liabilities at December 31, 2022	$147	$410	$557

Prior Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2021	$39	$10	$49
Additions and adjustments	671	612	1,283
Payments	(617)	(329)	(946)
Restructuring liabilities at December 31, 2021	$93	$293	$386

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2022			December 31, 2022
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Electronics	$168	$83	$251	$299	$197	$496
Engraving	166	94	260	380	217	597
	$334	$177	$511	$679	$414	$1,093

	Three Months Ended			Six Months Ended
	December 31, 2021			December 31, 2021
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Electronics	$72	$18	$90	$72	$18	$90
Engraving	169	465	634	453	530	983
Engineering Technologies	50	-	50	141	-	141
Specialty Solutions	-	64	64	-	64	64
Corporate	5	-	5	5	-	5
	$296	$547	$843	$671	$612	$1,283

Restructuring expense is expected to be approximately $0.6 million for the remainder of fiscal year 2023.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As part of our ongoing strategy:

●	In the second quarter of fiscal year 2023, we signed an agreement to divest our Procon business for $75 million, subject to customary closing conditions. This transaction reflects the continued simplification of our portfolio and enables greater focus on managing our larger platforms and pursuing growth opportunities. Proceeds will be deployed towards organic and inorganic initiatives and returning capital to shareholders. Its results are reported within our Specialty Solutions segment.
●	In the third quarter of fiscal year 2022, we acquired Sensor Solutions, a designer and manufacturer of customized standard magnetic sensor products including hall effect switch and latching sensors, linear and rotary sensors, and specialty sensors. Sensor Solutions' customer base in automotive, industrial, medical, aerospace, military and consumer electronics end markets are a strategic fit and expand our presence in these markets. Sensor Solution's operates one light manufacturing facility in Colorado. Its results are reported within our Electronics segment.

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

We exited the second quarter of fiscal year 2023 with $113.5 million in cash and $187.5 million of borrowings under our revolving credit facility.  Our leverage ratio covenant, as defined in our revolving credit agreement, was 1.02 to 1 and allowed us the capacity to borrow an additional $323.6 million at December 31, 2022. We believe that we have sufficient liquidity around the world and access to financing to execute on our short and long-term strategic plans.

Finally, we continue to monitor our ability to participate in any governmental assistance programs available to us in each of our global locations and participate in these programs as available and appropriate.

Results from Continuing Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except percentages)	2022	2021	2022	2021
Net sales	$187,789	$185,709	$368,389	$361,319
Gross profit margin	38.5%	37.0%	38.2%	37.4%
Income from operations	27,806	21,773	54,096	44,601

	Three Months Ended	Six Months Ended
(In thousands)	December 31, 2022	December 31, 2022
Net sales, prior year period	$185,709	$361,319
Components of change in sales:
Organic sales change	10,123	22,933
Effect of acquisitions	803	1,919
Effect of exchange rates	(8,846)	(17,782)
Net sales, current period	$187,789	$368,389

Net sales increased in the second quarter of fiscal year 2023 by $2.1 million or 1.1% when compared to the prior year quarter. Organic sales increased $10.1 million or 5.5%, primarily due to pricing actions and strong demand in our ETG, Specialty and Engraving segments, acquisitions had a $0.8 million impact on sales, while foreign currency had an $8.8 million or 4.8% negative impact on sales.

Net sales increased in the six months ended December 31, 2022 by $7.1 million or 2.0% when compared to the prior year quarter. Organic sales increased $22.9 million or 6.4%, primarily due to pricing actions and strong demand in our ETG, Engraving and Specialty segments, acquisitions had a $1.9 million impact on sales, while foreign currency had an $17.8 million or 4.9 % negative impact on sales.

Gross Profit Margin

Our gross margin for the second quarter of fiscal year 2023 was 38.5%, which increased from the prior year quarter’s gross margin of 37.0%. This increase is primarily a result of organic sales increases, productivity and targeted pricing initiatives, partially offset by foreign currency, raw material availability and inflationary headwinds.

Our gross margin for the six months ended December 31, 2022 was 38.2%, which increased from the prior year gross margin of 37.4%. This increase is primarily a result of organic sales increases, productivity and targeted pricing initiatives and the absence of a one-time project related charge at Engineering Technologies during the first quarter of fiscal year 2022, partially offset by foreign currency, raw material availability and inflationary headwinds.

Selling, General, and Administrative Expenses

Selling, General, and Administrative (“SG&A”) expenses for the second quarter of fiscal year 2023 were $43.7 million, or 23.3% of sales, compared to $43.5 million, or 23.4% of sales, during the prior year quarter. SG&A expenses during the quarter were primarily impacted by increased research and development spending to drive future product initiatives partially offset by decreased distribution expenses.

Selling, General, and Administrative (“SG&A”) expenses for the six months ended December 31, 2022 were $84.8 million, or 23.0% of sales, compared to $86.3 million, or 23.9% of sales, during the prior year period. SG&A expenses during the period were primarily impacted by decreased distribution expenses, partially offset by increased research and development spending to drive future product initiatives.

Restructuring Charges

We incurred restructuring expenses of $0.5 million and $1.1 million in the second quarter of fiscal year 2023 and the six months ended December 31, 2022, respectively primarily related to productivity improvements, facility rationalization activities, and global headcount reductions within our Engraving and Electronics segments.

We expect to incur restructuring costs of approximately $0.6 million throughout the remainder of fiscal year 2023, as we continue to focus our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions and productivity initiatives.

Acquisition Related Expenses

We incurred acquisition related expenses of $0.2 million and $0.5 million in the second quarter of fiscal year 2023 and the six months ended December 31, 2022, respectively. Acquisition related expenses typically consist of due diligence, integration, and valuation expenses incurred in connection with recent or pending acquisitions.

Income from Operations

Income from operations for the second quarter of fiscal year 2023 was $27.8 million, compared to $21.8 million during the prior year quarter.  The increase of $6.0 million, or 27.7%, is primarily due to income from organic sales increases and pricing actions, along with cost reduction activities and productivity improvement initiatives, partially offset by foreign currency, material inflation, and increased logistics and labor costs.

Income from operations for the six months ended December 31, 2022 was $54.1 million, compared to $44.6 million during the prior year period.  The increase of $9.5 million, or 21.3%, is primarily due to income from organic sales increases and pricing actions, along with cost reduction activities and productivity improvement initiatives, partially offset by foreign currency, material inflation, and increased logistics and labor costs.

Interest Expense

Interest expense for the second quarter of fiscal year 2023 was $1.6 million, a 2.6% increase from interest expense of $1.5 million during the prior year quarter. Interest expense for the six months ended December 31, 2022 was $2.8 million, a 15.2% decrease from interest expense of $3.2 million during the prior year period. Our effective interest rate in the six months ended December 31, 2022 was 2.47%.

Income Taxes

Our effective tax rate from continuing operations for the second quarter of fiscal year 2023 and for the six months ended December 31, 2022 was 23.7% and 23.8%, respectively compared with 24.7% and 24.8% for the prior year quarter and prior year period, respectively. The tax rate was impacted in the current period by the following items: (i) a discrete tax benefit related to equity compensation, (ii) the jurisdictional mix of earnings and (iii) foreign withholding taxes.

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

	As of December 31, 2022		As of December 31, 2021
	Total Backlog	Backlog under 1 year	Total Backlog	Backlog under 1 year
Electronics	$170,754	$153,504	$153,080	$143,485
Engraving	27,947	17,677	26,260	20,666
Scientific	3,909	3,909	7,973	7,973
Engineering Technologies	69,853	53,975	58,532	46,681
Specialty Solutions	44,442	39,577	48,590	45,377
Total	$316,905	$268,642	$294,435	$264,182

Total backlog realizable under one year increased $4.5 million, or 1.7%, to $268.6 million at December 31, 2022 from $264.2 million at December 31, 2021. Electronics total backlog increased compared to the prior year period approximately 10% primarily due to the global recovery from the pandemic and new business opportunities, plus an additional $1.8 million due to the acquisition of Sensor Solutions.

Changes in backlog under one year are as follows (in thousands):

As of
(In thousands)	December 31, 2022
Backlog under 1 year, prior year period	$264,182
Components of change in backlog:
Organic change	2,671
Effect of acquisitions	1,789
Backlog under 1 year, current period	$268,642

Segment Analysis

Overall

Looking forward to the remainder of fiscal year 2023, we expect to be well positioned to build on fiscal year 2022 and the six months ended December 31, 2022 momentum, with anticipated year over year improvement in key financial metrics, supported by orders growth and productivity initiatives.

In general, for fiscal year 2023, we expect:

●	continued growth in transportation markets from electric vehicle programs, both the ramp up of existing business and new business opportunities;
●	a decline in vaccine storage demand after record COVID-19 related surge in fiscal year 2021 and early fiscal year 2022, affecting the first six months of fiscal year 2023 results, countered by a return of demand from universities and research institutions;
●	commercial aviation and defense end markets to remain strong with double digit sales increase from the prior year based on current program expectations;
●	space markets to remain attractive, with an anticipated moderate volume decline due to timing of production versus launch;
●	refuse and dump truck and dump trailer end markets to remain stable while being supported by investments in the U.S. infrastructure bill;
●	strong Merchandising business to benefit from return to pre-COVID-19 demand levels in food service equipment markets.

Electronics Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2022	2021	Change	2022	2021	Change
Net sales	$72,556	$76,626	(5.3%)	$147,755	$152,462	(3.1%)
Income from operations	16,972	17,157	(1.1%)	35,113	35,430	(0.9%)
Operating income margin	23.4%	22.4%		23.8%	23.2%

Net sales in the second quarter of fiscal year 2023 decreased $4.1 million, or 5.3%, when compared to the prior year quarter.  Organic sales decreased by $0.2 million or 0.2%. The segment continues to see positive trends in end markets like industrial applications, power management, renewable energy technologies, and electric vehicle related applications. Sensor Solutions was acquired in the third quarter of fiscal year 2022, adding $0.8 million in sales for the quarter. The foreign currency impact decreased sales by $4.7 million, or 6.1%.

Income from operations in the second quarter of fiscal year 2023 decreased by $0.2 million, or 1.1%, when compared to the prior year quarter. The operating income decrease was the result of lower sales, labor and materials inflation, and unfavorable foreign currency impacts, mostly offset by pricing and productivity initiatives.

Net sales in the six months ended December 31, 2022 decreased $4.7 million, or 3.1%, when compared to the prior year period.  Organic sales increased by $3.0 million or 1.9%, reflecting positive trends in end markets like industrial applications, power management, renewable energy technologies, and electric vehicle related applications. Sensor Solutions was acquired in the third quarter of fiscal year 2022, adding $1.9 million in sales for the period. The foreign currency impact decreased sales by $9.6 million, or 6.3%.

Income from operations in the six months ended December 31, 2022 decreased by $0.3 million, or 0.9% when compared to the prior year period. The operating income decrease was the result of inflationary and foreign currency impacts almost fully offset by organic sales growth and various cost saving initiatives.

In the third quarter of fiscal year 2023, on a sequential basis, we expect a slight to moderate revenue increase primarily due to strong demand across end markets in North America and increased sales into fast growth markets. We also expect sequentially similar to slightly lower operating margin due to unfavorable project mix and plant moves in China and Germany, which were completed in early January 2023.

Engraving Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2022	2021	Change	2022	2021	Change
Net sales	$37,689	$36,644	2.8%	$72,713	$71,814	1.3%
Income from operations	6,373	5,204	22.5%	12,227	10,078	21.3%
Operating income margin	16.9%	14.2%		16.8%	14.0%

Net sales in the second quarter of fiscal year 2023 increased by $1.0 million, or 2.8%, when compared to the prior year quarter. Organic sales increased by $4.4 million, or 12.0% as a result of timing of projects. The sales increase was offset by foreign currency impacts of $3.4 million, or 9.2%.

Income from operations in the second quarter of fiscal year 2023 increased by $1.2 million or 22.5%, when compared to the prior year quarter.  The operating income increase was driven by realization of previously announced productivity actions in North America and Europe, offsetting the foreign currency impacts.

Net sales in the six months ended December 31, 2022increased by $0.9 million, or 1.3%, when compared to the prior year period. Organic sales increased by $7.2 million, or 10.0% as a result of timing of projects. The sales increase was offset by foreign exchange impacts of $6.3 million, or 8.7%.

Income from operations in the six months ended December 31, 2022 increased by $2.1 million or 21.3%, when compared to the prior year period.  Operating income increased during the period reflecting the organic sales increase and productivity actions, offsetting the foreign exchange impacts.

In the third quarter of fiscal year 2023, on a sequential basis, we expect revenue to decrease slightly and operating margin to decrease moderately due to unfavorable project mix.

Scientific

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2022	2021	Change	2022	2021	Change
Net sales	$19,292	$24,636	(21.7%)	$37,748	$46,165	(18.2%)
Income from operations	4,165	5,490	(24.1%)	7,888	9,998	(21.1%)
Operating income margin	21.6%	22.3%		20.9%	21.7%

Net sales in the second quarter of fiscal year 2023 decreased by $5.3 million, or 21.7% when compared to the prior year quarter. The net sales decreased as expected due to lower demand for cold storage surrounding COVID-19 vaccine distribution.

Income from operations in the second quarter of fiscal year 2023 decreased $1.3 million, or 24.1% when compared to the prior year quarter. The decrease reflects lower sales volume, partially offset by pricing and productivity actions and lower oceanic freight costs.

Net sales in the six months ended December 31, 2022 decreased by $8.4 million, or 18.2% when compared to the prior year period. The net sales decreased as expected due to lower demand for cold storage surrounding COVID-19 vaccine distribution partially offset by pricing actions.

Income from operations in the six months ended December 31, 2022 decreased $2.1 million, or 21.1%when compared to the prior year period. The decrease reflects lower sales volume, partially offset by pricing and productivity actions and lower oceanic freight costs.

In the third quarter of fiscal year 2023, on a sequential basis, we expect a slight revenue decrease and a similar operating margin as productivity actions and lower freight cost offset volume decline.

Engineering Technologies Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2022	2021	Change	2022	2021	Change
Net sales	$24,193	$18,095	33.7%	$41,192	$35,668	15.5%
Income from operations	3,741	2,314	61.7%	5,606	3,213	74.5%
Operating income margin	15.5%	12.8%		13.6%	9.0%

Net sales in the second quarter of fiscal year 2023 increased by $6.1 million, or 33.7%, compared to the prior year quarter. Net sales increased across all end markets, reflecting organic growth of $6.5 million, or 36.2%, partially offset by foreign currency impact of $0.4 million, or 2.5%.

Income from operations increased $1.4 million, or 61.7%, in the second quarter of fiscal year 2023 compared to the prior year quarter primarily due to higher volume along with productivity and efficiency initiatives.

Net sales in the six months ended December 31, 2022 increased by $5.5 million, or 15.5%, compared to the prior year period. Net sales increased across all end markets, reflecting organic growth of $6.1 million, or 17.9%, partially offset by foreign currency impact of $0.9 million or 2.4%.

Income from operations increased $2.4 million, or 74.5%, in the six months ended December 31, 2022 compared to the prior year period primarily due to volume increases, productivity and efficiency initiatives and the impact of a one-time project related charge in first quarter of fiscal year 2022 that did not repeat.

We continue to execute on a healthy backlog in the Engineering Technologies Group. In the third quarter of fiscal year 2023, on a sequential basis, we expect a significant decrease in revenue reflecting timing of projects and a slight decrease in operating margin, as productivity actions mostly offset volume decline. We expect more favorable timing of projects in the fourth quarter of fiscal year 2023.

Specialty Solutions Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2022	2021	Change	2022	2021	Change
Net sales	$34,059	$29,708	14.6%	$68,981	$55,210	24.9%
Income from operations	5,716	3,738	52.9%	11,793	6,553	80.0%
Operating income margin	16.8%	12.6%		17.1%	11.9%

Net sales in the second quarter of fiscal year 2023 increased $4.4 million or 14.6% when compared to the prior year quarter. Organic sales increased $4.7 million, or 15.9% , driven by the Hydraulics and Display Merchandising businesses.

Income from operations increased $2.0 million or 52.9% in the second quarter of fiscal year 2023 when compared to the prior year quarter reflecting the price and volume increases and realization of productivity actions.

Net sales in the six months ended December 31, 2022 increased $13.8 million or 24.9% when compared to the prior year period. Organic sales increased $14.8 million, or 26.7%. Increased sales volume is primarily due to pricing realization, strong market demand in the Hydraulics business and absence of the labor work stoppage in two plants during the prior year.

Income from operations increased $5.2 million or 80.0% in the six months ended December 31, 2022 when compared to the prior year period as a result of pricing actions and volume increases, particularly in Hydraulics.

In the third quarter of fiscal year 2023, on a sequential basis, we expect revenue to decline moderately to significantly due to the Procon divestiture and operating margin to increase slightly to moderately due to ongoing pricing and productivity actions in the remaining businesses.

Corporate and Other

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2022	2021	Change	2022	2021	Change
Income (loss) from operations:
Corporate	$(8,360)	$(8,662)	(3.5%)	$(16,856)	$(16,546)	1.9%
Restructuring	(511)	(843)	(39.4%)	(1,093)	(1,283)	(14.8%)
Acquisition related costs	(174)	(925)	(81.2%)	(466)	(1,142)	(59.2%)
Other operating income (expense), net	(116)	(1,700)	(93.2%)	(116)	(1,700)	(93.2%)

Corporate expenses in the second quarter of fiscal year 2023 decreased by $0.3 million, or 3.5%, when compared to the prior year quarter. The decrease is related to employee related compensation accruals.

Corporate expenses in the six months ended December 31, 2022 increased by $0.3 million, or  1.9%, when compared to the prior year period. The increase is related to research and development costs and employee related compensation accruals.

The restructuring and acquisition related costs have been discussed above in the Company Overview. The decrease in other expenses is driven by a $1.7 million litigation accrual in the second quarter of fiscal year 2022 that was settled in the first quarter of fiscal year 2023.

Discontinued Operations

In pursuing our business strategy, the Company may divest certain businesses.  Future divestitures may be classified as discontinued operations based on their strategic significance to the Company. Net loss from discontinued operations was less than $0.1 million for the three and six months ended December 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

At December 31, 2022, our total cash balance was $113.5 million, of which $106.6 million was held by foreign subsidiaries.  During the second quarter of fiscal year 2023, we repatriated $4.3 million of cash to the United States from our foreign subsidiaries. We expect to repatriate between $25.0 million and $30.0 million during the remainder of fiscal year 2023, however, the amount and timing of cash repatriation during the fiscal year will be dependent upon each business unit’s operational needs including requirements to fund working capital, capital expenditures, and jurisdictional tax payments. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Net cash provided by continuing operating activities for the six months ended December 31, 2022, was $27.1 million compared to net cash provided by continuing operating activities of $36.7 million in the prior year.  We generated $55.9 million from operating activities and used $28.7 million of cash to fund working capital and other balance sheet increases.  Cash flow used in investing activities for the six months ended December 31, 2022 totaled $10.9 million and primarily consisted of $11.0 million used for capital expenditures. Cash provided by financing activities for the six months ended December 31, 2022 was $7.6 million and consisted primarily of net borrowings of $12.5 million offset by purchases of stock of $13.5 million, cash paid for dividends of $6.4 million, and contingent consideration payments due to the seller of the Renco business of $1.2 million.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of December 31, 2022, the Company used $6.0 million against the letter of credit sub-facility and had the ability to borrow $323.6 million under the facility based on our current trailing twelve-month EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants. The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition related charges up to the lower of $20.0 million or 10% of EBITDA.  The facility also allows for unlimited non-cash charges including purchase accounting and goodwill adjustments.  At December 31, 2022, the Company’s Interest Coverage Ratio was 19.0.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period.  At December 31, 2022, the Company’s Leverage Ratio was 1.0.

As of December 31, 2022, we had borrowings under our facility of $187.5 million. In order to manage our interest rate exposure on these borrowings, we are party to $175.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from LIBOR to a weighted average fixed rate of 1.18%.  The effective rate of interest for our outstanding borrowings, including the impact of the interest rate swaps, was 2.47%.

In February 2023, subsequent to the end of the second quarter 2023, we renewed our five-year Amended and Restated Credit Agreement under terms similar to the existing Agreement, including a borrowing limit of $500 million, financial covenant limits similar to those described above, and the ability to increase the Agreement by an amount of up to $250 million, in accordance with specified conditions contained in the agreement.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect fiscal year 2023 capital spending to be approximately $30.0 million and $35.0 million which includes amounts not spent in fiscal year 2022.  We expect that fiscal year 2023 depreciation and amortization expense will be between $20.0 and $21.0 million and $7.0 and $9.0 million, respectively.

The following table sets forth our capitalization:

(In thousands)	December 31, 2022	June 30, 2022
Long-term debt	$187,500	$174,830
Less cash and cash equivalents	(113,494)	(104,844)
Net debt	74,006	69,986
Stockholders' equity	529,417	499,343
Total capitalization	$603,423	$569,329

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $141.3 million at December 31, 2022, as compared to $157.9 million at the most recent measurement date, which occurred as of June 30, 2022. The next measurement date to determine plan assets and benefit obligations will be on June 30, 2023.

The Company expects to pay $0.3 million in contributions to its defined benefit plans during the remainder of fiscal year 2023. Contributions of $0.1 million and $0.1 million were made during the three and six months ended December 31, 2022 and 2021, respectively. There are no required contributions to the United States funded pension plan for fiscal year 2023.  The Company expects to make contributions during the remainder of fiscal year 2023 of $0.1 million and $0.2 million to its unfunded defined benefit plans in the U.S. and Germany, respectively.  Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for three retired executives.  Current executives and new hires are not eligible for this program.  At December 31, 2022, the underlying policies had a cash surrender value of $11.3 million and are reported net of loans of $5.1 million for which we have the legal right of offset, these amounts are reported net on our balance sheet.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as loan payments, customer remittances, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At December 31, 2022 the fair value, in the aggregate, of the Company’s open foreign exchange contracts was a liability of $0.6 million.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at December 31, 2022, would not result in a material change in our operations, financial position, or cash flows.  We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate Risk

The Company’s effective interest rate on borrowings was 2.47% at December 31, 2022.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings and is mitigated by our use of interest rate swap agreements to modify our exposure to interest rate movements.  At December 31, 2022, we have $175.0 million of active floating to fixed rate swaps with terms ranging from one to four years.  These swaps convert our interest payments from LIBOR to a weighted average rate of 1.18%.  At December 31, 2022 the fair value, in the aggregate, of the Company’s interest rate swaps was assets of $11.6 million. A 25-basis point increase in interest rates would not materially change our annual interest expense as most of our outstanding debt is currently converted to fixed rate debts by means of interest rate swaps.

Concentration of Credit Risk

We have a diversified customer base. As such, the risk associated with concentration of credit risk is inherently minimized. As of December 31, 2022, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.     CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting during the quarterly period ended December 31, 2022 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.

Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities(1)
Quarter Ended December 31, 2022

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - October 31, 2022	1,283	$93.44	1,283	$82,258

November 1 - November 30, 2022	48,672	102.79	48,672	77,135

December 1 - December 31, 2022	-	-	-	77,135

Total	49,955	$102.55	49,955	$77,135

(1)	The Company has a Stock Buyback Program (the “Program”) which was originally announced on January 30, 1985 and most recently amended on April 28, 2022. Under the Program, the Company is authorized to repurchase up to an aggregate of $200 million of its shares. Under the program, purchases may be made from time to time on the open market, including through 10b5-1 trading plans, or through privately negotiated transactions, block transactions, or other techniques in accordance with prevailing market conditions and the requirements of the Securities and Exchange Commission. The Board’s authorization is open-ended and does not establish a timeframe for the purchases. The Company is not obligated to acquire a particular number of shares, and the program may be discontinued at any time at the Company’s discretion.

ITEM 1.01 ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

On February 2, 2023, Standex International Corporation entered into a Third Amended and Restated Credit Agreement (“Credit Facility”) with each of the lenders named therein as Lenders, including Citizens Bank, N.A., as administrative agent, swing line lender, an L/C issuer, joint lead arranger, joint book runner and multicurrency administrative agent, Bank of America, N.A., as co-syndication agent, joint lead arranger and joint book runner, TD Bank, N.A., as co-syndication agent and joint lead arranger, JPMorgan Chase Bank, N.A., as co-documentation agent, and Branch Banking & Trust Company, as co-documentation agent.

This Credit Facility has a borrowing limit of $500 million with an “accordion” feature under which the borrowing limit can be increased by agreement between the Company and the Lenders by an amount of up to $250 million, in accordance with specified conditions contained in the agreement. The facility also includes a $10 million sublimit for swing line loans, a $50 million sublimit for multicurrency loans and a $35 million sublimit for letters of credit. The Credit Facility amends and restates an existing $500 million revolving credit agreement (which contained a $250 million “accordion” feature), which was scheduled to expire on December 21, 2023. Funds borrowed under the new credit facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.

Under the terms of the agreement, the Company will pay a variable rate of interest and a commitment fee on available, but unused, amounts under the facility. The amount of the commitment fee will depend upon both the undrawn amount remaining available under the facility and the Company’s funded debt to EBITDA ratio as measured quarterly. As the Company’s funded debt to EBITDA ratio increases, the variable rate charged will increase. Amounts borrowed under the facility may be in the form of either Alternate Base Rate or Term SOFR loans. The rate of interest on Alternate Base Rate loans shall be the higher of (i) the Federal Funds rate plus ½ of 1%, (ii) the “prime rate” announced by Citizens Bank, N. A. or (iii) the daily SOFR Rate on such day plus 1%, plus an additional amount based upon the Company’s debt to EBITDA ratio. The rate of interest on SOFR Rate loans shall be the Term SOFR Reference Rate plus 0.1% rate which corresponds to the interest period (either one, two, three or six months) selected by the Company, plus an additional amount based upon the Company’s funded debt to EBITDA ratio. Swing Line loans shall bear interest at the Alternate Base Rate, plus an additional amount based upon the Company’s funded debt to EBITDA ratio. As the Company’s funded debt to EBITDA ratio increases, the additional amount will also increase.

The Credit Agreement expires on February 2, 2028, and contains customary representations, warranties and restrictive covenants, which include maintaining a funded debt to EBITDA leverage ratio of no greater than 3.50 to 1.00 (with a limited exception for a ratio of no greater than 4.00 to 1.00 for the four calendar quarters following a Material Permitted Acquisition as that term is defined in the Credit Agreement), and an EBIT to interest expense interest coverage ratio of no less than 2.75 to 1.00. The representations, warranties and restrictive covenants are otherwise substantially similar to those contained in the existing agreement. The Credit Facility also provides broader latitude to the Company with respect to foreign acquisitions and the incurrence of additional debt. The Credit Facility also allows the Company to borrow funds in other currencies including Pounds Sterling, Euros, and Canadian Dollars.

Many of the banks that are a party to the Credit Facility or their affiliates have in the past performed, and may in the future from time to time perform, investment banking, financial advisory, lending and/or commercial banking services for the Company and certain of the subsidiaries and affiliates, for which service they have in the past received, and may in the future receive, customary compensation and reimbursement expenses.

ITEM 2.03 CREATION OF A DIRECT FINANCIAL OBLIGATION OR AN OBLIGATION UNDER AN OFF-BALANCE SHEET ARRANGEMENT OF A REGISTRANT

The disclosure provided in Item 1.01 above is hereby incorporated by reference into this Item 2.03. The Credit Facility contains standard provisions relating to a default and acceleration of the Company’s payment obligations thereunder upon the occurrence of an event of default, which includes, among other things, the failure to pay principal, interest, fees or other amounts payable under the agreement when due; cross-default with other indebtedness; failure to comply with specified agreements, covenants or obligations; the making of any material misleading or untrue representation, warranty or certification; commencement of bankruptcy or other insolvency proceedings by or against the Company; entry of one or more judgments against the Company that exceed $10 million, either individually or in the aggregate, unless covered by insurance; or the occurrence of certain events under Company-sponsored pension plans which could result in liability to the Company under Title IV of ERISA in excess of $10 million.

Item 6. Exhibits

(a)	Exhibits

10.	Third Amended and Restated Credit Agreement Dated February 2, 2023 by and among Standex International Corporation, Citizens Bank, N.A.; Bank of America N.A.; TD Bank, N.A., JPMorgan Chase Bank, N.A.; and Truist Bank
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

STANDEX INTERNATIONAL CORPORATION

Date:	February 3, 2023	/s/ ADEMIR SARCEVIC
Ademir Sarcevic
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	February 3, 2023	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Vice President/Chief Accounting Officer/Assistant Treasurer