Form 10-Q
period 2023-03-31
STANDEX INTERNATIONAL CORP/DE/
filed 2023-05-05
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of Registrant's Common Stock outstanding on May 3, 2023 was 11,902,676.

STANDEX INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31,	June 30,
(In thousands, except per share data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$175,284	$104,844
Accounts receivable, less allowance for credit losses of $2,537 and $2,214 at March 31, 2023 and June 30, 2022, respectively	121,161	117,075
Inventories	104,516	105,339
Prepaid expenses and other current assets	56,611	45,210
Income taxes receivable	3,203	6,530
Total current assets	460,775	378,998

Property, plant, and equipment, net	130,638	128,584
Intangible assets, net	79,562	85,770
Goodwill	269,463	267,906
Deferred tax asset	9,213	8,186
Operating lease right-of-use asset	36,069	39,119
Other non-current assets	29,368	25,876
Total non-current assets	554,313	555,441

Total assets	$1,015,088	$934,439

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$67,512	$74,520
Accrued liabilities	55,704	67,773
Income taxes payable	7,371	8,475
Total current liabilities	130,587	150,768

Long-term debt	173,333	174,830
Operating lease long-term liabilities	28,463	31,357
Accrued pension and other non-current liabilities	77,155	78,141
Total non-current liabilities	278,951	284,328

Contingencies (Note 15)

Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000 shares authorized, 27,984,278 shares issued, 11,791,341 and 11,824,128 shares outstanding at March 31, 2023 and June 30, 2022	41,976	41,976
Additional paid-in capital	97,294	91,200
Retained earnings	1,010,395	901,421
Accumulated other comprehensive loss	(147,175)	(153,312)
Treasury shares: 16,192,937 and 16,160,150 shares at March 31, 2023 and June 30, 2022	(396,940)	(381,942)
Total stockholders' equity	605,550	499,343

Total liabilities and stockholders' equity	$1,015,088	$934,439

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2023	2022	2023	2022
Net sales	$184,332	$189,281	$552,721	$550,600
Cost of sales	113,435	120,900	341,251	347,210
Gross profit	70,897	68,381	211,470	203,390
Selling, general, and administrative expenses	42,954	42,306	127,756	128,589
(Gain) loss on sale of business	(62,105)	-	(62,105)	-
Restructuring costs	2,237	1,186	3,330	2,469
Acquisition related costs	21	419	487	1,561
Other operating (income) expense, net	(727)	-	(611)	1,700
Total operating expenses	(17,620)	43,911	68,857	134,319
Income from operations	88,517	24,470	142,613	69,071
Interest expense	1,415	1,238	4,168	4,484
Other non-operating (income) expense, net	747	340	1,695	651
Income from continuing operations before income taxes	86,355	22,892	136,750	63,936
Provision for income taxes	5,788	5,484	17,783	15,677
Income from continuing operations	80,567	17,408	118,967	48,259
Income (loss) from discontinued operations, net of tax	(57)	(86)	(144)	(135)
Net income	$80,510	$17,322	$118,823	$48,124

Basic earnings (loss) per share:
Continuing operations	$6.82	$1.45	$10.06	$4.02
Discontinued operations	-	(0.01)	(0.01)	(0.01)
Total	$6.82	$1.44	$10.05	$4.01
Diluted earnings (loss) per share:
Continuing operations	$6.77	$1.44	$9.98	$3.98
Discontinued operations	-	(0.10)	(0.01)	(0.01)
Total	$6.77	$1.34	$9.97	$3.97

Weighted average number of shares:
Basic	11,811	11,982	11,825	12,009
Diluted	11,895	12,089	11,917	12,121

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2023	2022	2023	2022
Net income	$80,510	$17,322	$118,823	$48,124
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs, net of tax	$(601)	$88	$(587)	$189
Amortization of unrecognized costs, net of tax	712	1,103	2,132	3,320
Derivative instruments:
Change in unrealized gains (losses), net of tax	(406)	4,340	2,220	5,949
Amortization of unrealized gains (losses) into interest expense, net of tax	(1,134)	627	(1,212)	2,155
Foreign currency translation gains (losses), net of tax	1,480	(8,018)	3,584	(17,343)
Other comprehensive income (loss), net of tax	$51	$(1,860)	$6,137	$(5,730)
Comprehensive income	$80,561	$15,462	$124,960	$42,394

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

				Accumulated Other
For the three month period ended		Additional		Comprehensive			Total
March 31, 2023	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, December 31, 2022	$41,976	$93,359	$933,233	$(147,226)	16,153	$(391,925)	$529,417
Stock issued under incentive compensation plans and employee purchase plans	-	126	-	-	(2)	50	176
Stock-based compensation	-	3,809	-	-	-	-	3,809
Treasury stock acquired	-	-	-	-	42	(5,065)	(5,065)
Comprehensive income:
Net income	-	-	80,510	-	-	-	80,510
Foreign currency translation adjustment	-	-	-	1,480	-	-	1,480
Pension, net of tax of $0.1 million	-	-	-	111	-	-	111
Change in fair value of derivatives, net of tax of $0.5 million	-	-	-	(1,540)	-	-	(1,540)
Dividends declared ($0.28 per share)	-	-	(3,348)	-	-	-	(3,348)
Balance, March 31, 2023	$41,976	$97,294	$1,010,395	$(147,175)	16,193	$(396,940)	$605,550

For the three month period ended March 31, 2022
(in thousands, except as specified)
Balance, December 31, 2021	$41,976	$84,560	$877,158	$(120,010)	15,948	$(360,234)	$523,450
Stock issued under incentive compensation plans and employee purchase plans	-	49	-	-	(5)	122	171
Stock-based compensation	-	3,588	-	-	-	-	3,588
Treasury stock acquired	-	-	-	-	112	(11,874)	(11,874)
Comprehensive income:
Net income	-	-	17,322	-	-	-	17,322
Foreign currency translation adjustment	-	-	-	(8,018)	-	-	(8,018)
Pension, net of tax of $0.4 million	-	-	-	1,191	-	-	1,191
Change in fair value of derivatives, net of tax of $1.6 million	-	-	-	4,967	-	-	4,967
Dividends declared ($0.26 per share)	-	-	(3,177)	-	-	-	(3,177)
Balance, March 31, 2022	$41,976	$88,197	$891,303	$(121,870)	16,055	$(371,986)	$527,620

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity (Continued)

				Accumulated Other
For the nine month period ended		Additional		Comprehensive			Total
March 31, 2023	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, June 30, 2022	$41,976	$91,200	$901,421	$(153,312)	16,160	$(381,942)	$499,343
Stock issued under incentive compensation plans and employee purchase plans	-	(2,414)	-	-	(150)	3,584	1,170
Stock-based compensation	-	8,508	-	-	-	-	8,508
Treasury stock acquired	-	-	-	-	183	(18,582)	(18,582)
Comprehensive income:
Net income	-	-	118,823	-	-	-	118,823
Foreign currency translation adjustment	-	-	-	3,584	-	-	3,584
Pension, net of tax of $0.6 million	-	-	-	1,545	-	-	1,545
Change in fair value of derivatives, net of tax of $0.3 million	-	-	-	1,008	-	-	1,008
Dividends declared ($0.82 per share)	-	-	(9,849)	-	-	-	(9,849)
Balance, March 31, 2023	$41,976	$97,294	$1,010,395	$(147,175)	16,193	$(396,940)	$605,550

For the nine month period ended March 31, 2022
(in thousands, except as specified)
Balance, June 30, 2021	$41,976	$80,788	$852,489	$(116,140)	15,940	$(352,688)	$506,425
Stock issued under incentive compensation plans and employee purchase plans	-	(804)	-	-	(94)	2,122	1,318
Stock-based compensation	-	8,213	-	-	-	-	8,213
Treasury stock acquired	-	-	-	-	209	(21,420)	(21,420)
Comprehensive income:							-
Net income	-	-	48,124	-	-	-	48,124
Foreign currency translation adjustment	-	-	-	(17,343)	-	-	(17,343)
Pension, net of tax of $1.1 million	-	-	-	3,509	-	-	3,509
Change in fair value of derivatives, net of tax of $2.4 million	-	-	-	8,104	-	-	8,104
Dividends declared ($0.76 per share)	-	-	(9,310)	-	-	-	(9,310)
Balance, March 31, 2022	$41,976	$88,197	$891,303	$(121,870)	16,055	$(371,986)	$527,620

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

 Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31,
(In thousands)	2023	2022
Cash flows from operating activities
Net income	$118,823	$48,124
Income (loss) from discontinued operations	(144)	(135)
Income from continuing operations	118,967	48,259
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,275	22,411
Stock-based compensation	8,508	8,213
Non-cash portion of restructuring charge	129	595
Gain on sale of business	(62,105)	-
Contributions to defined benefit plans	(151)	(157)
Changes in operating assets and liabilities, net	(36,268)	(30,693)
Net cash provided by (used in) operating activities - continuing operations	50,355	48,628
Net cash provided by (used in) operating activities - discontinued operations	(37)	(375)
Net cash provided by (used in) operating activities	50,318	48,253
Cash flows from investing activities
Expenditures for property, plant, and equipment	(16,648)	(13,138)
Proceeds from sale of business	67,023	-
Expenditures for acquisitions, net of cash acquired	-	(9,902)
Other investing activity	(1,321)	5,718
Net cash provided by (used in) investing activities	49,054	(17,322)
Cash flows from financing activities
Proceeds from borrowings	224,500	-
Payments of debt	(226,200)	-
Contingent consideration payment	(1,167)	(1,167)
Activity under share-based payment plans	1,170	1,318
Purchases of treasury stock	(18,582)	(21,420)
Cash dividends paid	(9,699)	(9,148)
Net cash provided by (used in) financing activities	(29,978)	(30,417)
Effect of exchange rate changes on cash and cash equivalents	1,046	(2,979)
Net change in cash and cash equivalents	70,440	(2,465)
Cash and cash equivalents at beginning of year	104,844	136,367
Cash and cash equivalents at end of period	$175,284	$133,902

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$3,186	$3,791
Income taxes, net of refunds	$22,064	$14,797

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1)     Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and nine months ended March 31, 2023 and 2022, the cash flows for the nine months ended March 31, 2023 and 2022 and the financial position of Standex International Corporation (“Standex”, the “Company”, “we”, “us”, or “our”), at March 31, 2023. The interim results are not necessarily indicative of results for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2022. The condensed consolidated balance sheet at June 30, 2022 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2022. Unless otherwise noted, references to years are to the Company’s fiscal years. Currently our fiscal year end is June 30.  For further clarity, our fiscal year 2023 includes the twelve-month period from July 1, 2022 to June 30, 2023.

The estimates and assumptions used in the preparation of the consolidated financial statements have considered the implications on the Company as a result of the COVID-19 pandemic and its related economic impacts. As a result of the COVID-19 pandemic, there is heightened volatility and uncertainty around supply chain performance, labor availability, and customer demand. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of  March 31, 2023 and the issuance date of the Quarterly Report on Form 10-Q.

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

2)     Acquisitions

At the time of the acquisition and March 31, 2023, the Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

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

The components of the fair value of the Sensor Solutions acquisition, including the final allocation of the purchase price are as follows (in thousands):

Final Allocation
Fair value of business combination:
Cash payments	$10,016
Less cash acquired	(114)
Total	$9,902

Final Allocation
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$488
Inventories	529
Property, plant, & equipment	420
Identifiable intangible assets	2,780
Goodwill	5,840
Liabilities assumed	(155)
Total	$9,902

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

Acquisition related costs for the three months ended March 31, 2023 and 2022 were less than $0.1 million and $0.4 million, respectively. Acquisition related costs for the nine months ended March 31, 2023 and 2022 were $0.5 million and $1.6 million, respectively.

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

Disaggregation of Revenue from Contracts with Customers

The following table presents revenue disaggregated by product line and segment (in thousands):

	Three Months Ended
Revenue by Product Line	March 31, 2023	March 31, 2022

Electronics	$78,211	$79,889

Engraving Services	35,454	34,399
Engraving Products	1,455	2,824
Total Engraving	36,909	37,223

Scientific	18,898	18,914

Engineering Technologies	18,052	20,890

Hydraulics Cylinders and Systems	13,548	15,306
Merchandising & Display	13,203	8,438
Pumps	5,511	8,621
Total Specialty Solutions	32,262	32,365

Total revenue by product line	$184,332	$189,281

	Nine Months Ended
Revenue by Product Line	March 31, 2023	March 31, 2022

Electronics	$225,966	$232,351

Engraving Services	105,259	101,637
Engraving Products	4,363	7,400
Total Engraving	109,622	109,037

Scientific	56,646	65,079

Engineering Technologies	59,244	56,558

Hydraulics Cylinders and Systems	47,823	39,207
Merchandising & Display	32,160	23,548
Pumps	21,260	24,820
Total Specialty Solutions	101,243	87,575

Total revenue by product line	$552,721	$550,600

The following table presents revenue from continuing operations disaggregated by geography based on company’s locations (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Net sales	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
United States	$112,002	$110,076	$338,464	$314,657
Asia Pacific	29,204	37,441	95,858	116,842
EMEA (1)	38,953	37,963	106,279	108,841
Other Americas	4,173	3,801	12,120	10,260
Total	$184,332	$189,281	$552,721	$550,600

(1)   EMEA consists primarily of Europe, Middle East and S. Africa.

The following table presents revenue from continuing operations disaggregated by timing of recognition (in thousands):

	Three Months Ended
Timing of Revenue Recognition	March 31, 2023	March 31, 2022
Products and services transferred at a point in time	$169,669	$170,949
Products transferred over time	14,663	18,332
Net sales	$184,332	$189,281

	Nine Months Ended
Timing of Revenue Recognition	March 31, 2023	March 31, 2022
Products and services transferred at a point in time	$501,090	$510,988
Products transferred over time	51,631	39,612
Net sales	$552,721	$550,600

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

The following table provides information about contract assets and liability balances (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine months ended March 31, 2023
Contract assets:
Prepaid expenses and other current assets	$24,679	$49,682	$43,820	$30,541
Contract liabilities:
Customer deposits	41	13,015	12,750	306

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine months ended March 31, 2022
Contract assets:
Prepaid expenses and other current assets	$15,013	$35,091	$25,711	$24,393
Contract liabilities:
Customer deposits	471	10,293	10,721	43

We recognized the following revenue which was included in the contract liability beginning balances (in thousands):

	March 31, 2023
Revenue recognized in the period from:	Three months ended	Nine months ended
Amounts included in the contract liability balance at the beginning of the period	$38	$41

	March 31, 2022
Revenue recognized in the period from:	Three months ended	Nine months ended
Amounts included in the contract liability balance at the beginning of the period	$252	$471

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

There were no transfers of assets or liabilities between any levels of the fair value measurement hierarchy at March 31, 2023 and June 30, 2022. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, accounts payable, and debt are carried at cost, which approximates fair value.

The fair values of financial instruments were as follows (in thousands):

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$3,629	$3,629	$-	$-
Interest rate swaps	9,539	-	9,539	-

Liabilities
Foreign exchange contracts	$1,064	$-	1,064	$-

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$3,033	$3,033	$-	$-
Foreign exchange contracts	122	-	122	-
Interest rate swaps	8,420	-	8,420	-

Liabilities
Foreign exchange contracts	$711	$-	$711	$-
Contingent consideration (a)	1,167	-	-	1,167

(a) The fair value of contingent consideration arrangements is determined based on the Company's evaluation as to the probability and amount of any contingent consideration that has been earned to date.

The financial liabilities based upon Level 3 inputs include contingent consideration arrangements relating to the acquisition of Renco Electronics. The Company is contractually obligated to pay contingent consideration payments to the Sellers of this business based on the achievement of certain criteria.

The Company is contractually obligated to pay contingent consideration to the sellers of GS Engineering in the event that certain revenue and gross margin targets are achieved during the five years following acquisition. The targets set in the GS Engineering stock purchase agreement were not met for the first, second, or third year, which concluded in the fourth quarter of fiscal years 2020, 2021 and 2022, respectively. As of March 31, 2023, the Company could be required to pay up to $12.8 million for contingent consideration arrangements if the revenue and gross margin targets are met in fiscal years 2023 through 2024.

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

5)     Inventories

Inventories from continuing operations are comprised of the following (in thousands):

	March 31, 2023	June 30, 2022
Raw materials	$50,037	$56,321
Work in process	21,092	20,592
Finished goods	33,387	28,426
Total	$104,516	$105,339

Distribution costs associated with the sale of inventory, which are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations were $3.2 million and $2.5 million for the three months ended  March 31, 2023 and 2022, respectively. Distribution costs were $9.2 million and $11.1 million for the nine months ended   March 31, 2023 and 2022, respectively.

6)     Goodwill

Changes to goodwill by segment during the period were as follows (in thousands):

	June 30, 2022	Other	Translation Adjustment	March 31, 2023
Electronics	$136,969	$-	$1,420	$138,389
Engraving	76,250	-	274	76,524
Scientific	15,454	-	-	15,454
Engineering Technologies	35,928	-	109	36,037
Specialty Solutions	3,305	(246)	-	3,059
Total	$267,906	$(246)	$1,803	$269,463

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

The change in warranty reserves from continuing operations, which are recorded as a component of accrued liabilities were as follows (in thousands):

	March 31, 2023	June 30, 2022
Balance at beginning of year	$1,918	$2,086
Acquisitions and other charges	12	(29)
Warranty expense	1,033	1,083
Warranty claims	(1,197)	(1,222)
Balance at end of period	$1,766	$1,918

8)     Debt

Long-term debt is comprised of the following (in thousands):

	March 31, 2023	June 30, 2022
Bank credit agreements	$175,000	$175,000
Total funded debt	175,000	175,000
Issuance cost	(1,667)	(170)
Total long-term debt	$173,333	$174,830

  Bank Credit Agreements

During the third quarter of fiscal year 2023, the Company entered into a Third Amended & Restated Credit Agreement which renewed the existing Credit Agreement for an additional five-year period (“Credit Facility”, or “facility”). The facility has a borrowing limit of $500 million, which can be increased by an amount of up to $250 million, in accordance with specified conditions contained in the agreement. The facility also includes a $10 million sublimit for swing line loans and a $35 million sublimit for letters of credit.

At March 31, 2023, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $3.0 million and had the ability to borrow $343.7 million under the facility. Funds borrowed under the facility  may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants which the Company was compliant with as of  March 31, 2023.  At March 31, 2023, the carrying value of the current borrowings approximate fair value.

9)       Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2023	June 30, 2022
Payroll and employee benefits	$25,794	$31,211
Operating lease current liability	8,055	7,891
Litigation accrual	-	5,745
Warranty reserves	1,766	1,918
Fair value of derivatives	1,064	-
Restructuring costs	1,869	1,740
Workers' compensation	1,354	1,664
Contingent consideration	-	1,166
Other	15,802	16,438
Total	$55,704	$67,773

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

The Company’s effective swap agreements convert the base borrowing rate on $175 million of debt due under our revolving credit agreement from a variable rate equal to 1 month Secured Overnight Financing Rate (SOFR) to a weighted average fixed rate of 1.14% at March 31, 2023. The fair value of the swaps, recognized in accrued liabilities or other current assets and in other comprehensive income, is as follows (in thousands, except percentages):

Effective Date	Notional Amount	Fixed Interest Rate	Maturity	March 31, 2023	June 30, 2022
February 6, 2023	25,000	2.80%	August 6, 2023	$185	$48
February 23, 2023	100,000	0.86%	March 23, 2025	6,157	5,538
April 24, 2020	25,000	0.88%	April 24, 2025	1,654	1,447
February 24, 2023	25,000	0.86%	March 24, 2025	1,543	1,387
				$9,539	$8,420

The Company reported no losses for the three and nine months ended March 31, 2023, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense. Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as collections from customers and loan payments between subsidiaries. The Company enters into such contracts for hedging purposes only. The Company has designated certain of these currency contracts as hedges, and changes in the fair value of these contracts are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with these contracts will be reported in net income. At March 31, 2023 and June 30, 2022, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized losses of $1.1 million and $0.6 million, respectively, which approximate the unrealized gains and losses on the related loans. The contracts have maturity dates ranging from fiscal year 2024 to 2025, which correspond to the related intercompany loans.

The notional amounts of the Company’s forward contracts, by currency, are as follows (in thousands):

Currency	March 31, 2023	June 30, 2022
EUR	-	5,750
CAD	16,600	16,600
JPY	2,100,000	1,000,000

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

	Asset Derivatives
	March 31, 2023		June 30, 2022
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$9,539	Prepaid expenses and other current assets	$8,420
Foreign exchange contracts	Prepaid expenses and other current assets	-	Prepaid expenses and other current assets	122
		$9,539		$8,542

Liability Derivatives
	March 31, 2023		June 30, 2022
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Foreign exchange contracts	Accrued liabilities	$823	Accrued liabilities	$-
		$823		$-

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Interest rate swaps	$(586)	$6,045	$4,174	$7,885
Foreign exchange contracts	18	(217)	(945)	5
	$(568)	$5,828	$3,229	$7,890

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to net income for the periods ended (in thousands):

Details about Accumulated					Affected line item
Other Comprehensive	Three Months Ended		Nine Months Ended		in the Unaudited
Income (Loss) Components	March 31,		March 31,		Condensed Statements
	2023	2022	2023	2022	of Operations
Interest rate swaps	$(1,449)	$557	$(3,008)	$1,761	Interest expense
Foreign exchange contracts	(26)	207	1,069	826	Other non-operating (income) expense, net
	$(1,475)	$764	$(1,939)	$2,587

11)     Retirement Benefits

The Company has defined benefit pension plans covering certain current and former employees both inside and outside of the U.S. The Company’s pension plan for U.S. employees is frozen for substantially all participants and has been replaced with a defined contribution benefit plan. Obligations under the Company's defined benefit plan operated in Ireland have been transferred to the buyer of the Procon business as part of the divestiture.

Net periodic benefit cost for the Company’s U.S. and Foreign pension benefit plans for the periods ended consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Service cost	$-	$1	$44	$58
Interest cost	2,397	1,830	249	193
Expected return on plan assets	(2,993)	(3,260)	(218)	(215)
Recognized net actuarial loss	953	1,384	(13)	84
Amortization of prior service cost	-	-	(1)	(1)
Net periodic benefit cost	$357	$(45)	$61	$119

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Service cost	$-	$3	$131	$179
Interest cost	7,190	5,490	774	576
Expected return on plan assets	(8,980)	(9,779)	(710)	(641)
Recognized net actuarial loss	2,860	4,151	(44)	253
Amortization of prior service cost	-	-	(3)	(3)
Net periodic benefit cost	$1,070	$(135)	$148	$364

The following table sets forth the amounts recognized for the Company's defined benefit pension plans (in thousands):

Amounts recognized in the consolidated balance sheets consist of:	March 31, 2023	June 30, 2022
Prepaid benefit cost	$4,722	$6,295
Current liabilities	(529)	(456)
Non-current liabilities	(45,948)	(47,695)
Net amount recognized	$(41,755)	$(41,856)

The contributions made to defined benefit plans are presented below along with remaining contributions to be made for fiscal year 2023 (in thousands):

	Fiscal Year 2023		Fiscal Year 2022		Remaining
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Contributions
Contributions to defined benefit plans	March 31, 2023	March 31, 2023	March 31, 2022	March 31, 2022	FY 2023
United States, funded plan	$-	$-	$-	$-	$-
United States, unfunded plan	49	151	52	157	49
United Kingdom	-	-	-	-	-
Germany, unfunded plan	-	-	-	-	239
	$49	$151	$52	$157	$288

12 )     Income Taxes

The Company's effective tax rate from continuing operations for the third quarter of fiscal year 2023 and for the nine months ended March 31, 2023 was 6.7% and 13.0%, respectively compared with 24.0% and 24.5% for the prior year quarter and prior year period, respectively.

The tax rate was impacted in the current period by the following items: (i) a discrete tax benefit related to the partial release of a valuation allowance previously recorded against deferred tax assets and connected to capital loss carryforwards, resulting from the utilization of capital loss carryforward to offset capital gain from the sale of Procon (ii) a discrete tax expense related to provision to return adjustments as a result of a change in tax rate for the Company’s operations within China's tax jurisdiction, (iii) a discrete tax benefit related to provision to return adjustments associated with federal and state research and development tax credits, (iv) the jurisdictional mix of earnings and (v) foreign withholding taxes.

13)     Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Basic - Average shares outstanding	11,811	11,982	11,825	12,009
Dilutive effect of unvested, restricted stock awards	84	107	92	112
Diluted - Average shares outstanding	11,895	12,089	11,917	12,121

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share. There were no outstanding instruments that had an anti-dilutive effect at March 31, 2023 or 2022.

Performance stock units of 132,217 and 142,170 for the nine months ended March 31, 2023 and 2022, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

14)     Accumulated Other Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	March 31, 2023	June 30, 2022
Foreign currency translation adjustment	$(64,095)	$(67,679)
Unrealized pension losses, net of tax	(91,096)	(92,641)
Unrealized gains (losses) on derivative instruments, net of tax	8,016	7,008
Total	$(147,175)	$(153,312)

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

•

Specialty Solutions – an aggregation of two operating segments that manufacture and sell refrigerated, heated and dry merchandizing display cases and single and double acting telescopic and piston rod hydraulic cylinders.

Net sales and income (loss) from continuing operations by segment were as follows (in thousands):

	Three Months Ended March 31,
	Net Sales		Income from Operations
	2023	2022	2023	2022
Industry segment:
Electronics	$78,211	$79,889	$17,047	$19,194
Engraving	36,909	37,223	5,353	5,728
Scientific	18,898	18,914	4,561	4,155
Engineering Technologies	18,052	20,890	2,351	2,327
Specialty Solutions	32,262	32,365	7,151	3,632
Corporate	-	-	(8,520)	(8,961)
Restructuring costs	-	-	(2,237)	(1,186)
Gain on sale of business	-	-	62,105	-
Acquisition related costs	-	-	(21)	(419)
Other operating income (expense), net	-	-	727	-
Sub-total	$184,332	$189,281	$88,517	$24,470
Interest expense			1,415	1,238
Other non-operating (income) expense			747	340
Income from continuing operations before income taxes			$86,355	$22,892

	Nine Months Ended March 31,
	Net Sales		Income from Operations
	2023	2022	2023	2022
Industry segment:
Electronics	$225,966	$232,351	$52,160	$54,624
Engraving	109,622	109,037	17,580	15,806
Scientific	56,646	65,079	12,449	14,153
Engineering Technologies	59,244	56,558	7,957	5,540
Specialty Solutions	101,243	87,575	18,944	10,185
Corporate	-	-	(25,376)	(25,507)
Restructuring costs	-	-	(3,330)	(2,469)
Gain on sale of business	-	-	62,105	-
Acquisition related costs	-	-	(487)	(1,561)
Other operating income (expense), net	-	-	611	(1,700)
Sub-total	$552,721	$550,600	$142,613	$69,071
Interest expense			4,168	4,484
Other non-operating (income) expense			1,695	651
Income from continuing operations before income taxes			$136,750	$63,936

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

A summary of charges by initiative is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2023			March 31, 2023
Fiscal Year 2023	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$1,460	$68	$1,528	$1,671	$185	$1,856
Prior year initiatives	87	622	709	412	1,062	1,474
	$1,547	$690	$2,237	$2,083	$1,247	$3,330

	Three Months Ended			Nine Months Ended
	March 31, 2022			March 31, 2022
Fiscal Year 2022	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$966	$220	$1,186	$1,637	$832	$2,469
Prior year initiatives	-	-	-	-	-	-
	$966	$220	$1,186	$1,637	$832	$2,469

Activity in the reserve related to the initiatives is as follows (in thousands):

Current Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2022	$-	$-	$-
Additions and adjustments	1,671	185	1,856
Payments	(339)	(185)	(524)
Restructuring liabilities at March 31, 2023	$1,332	$-	$1,332

Prior Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2022	$1,045	$695	$1,740
Additions and adjustments	412	1,062	1,474
Payments	(1,210)	(1,467)	(2,677)
Restructuring liabilities at March 31, 2023	$247	$290	$537

Prior Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2021	$39	$10	$49
Additions and adjustments	1,637	832	2,469
Payments	(1,099)	(775)	(1,874)
Restructuring liabilities at March 31, 2022	$577	$67	$644

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2023			March 31, 2023
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Electronics	$58	$545	$603	$214	$885	$1,099
Engraving	157	145	302	537	362	899
Corporate	1,332	-	1,332	1,332	-	1,332
	$1,547	$690	$2,237	$2,083	$1,247	$3,330

	Three Months Ended			Nine Months Ended
	March 31, 2022			March 31, 2022
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Electronics	$441	$65	$506	$513	$83	$596
Engraving	379	149	528	832	679	1,511
Engineering Technologies	97	6	103	238	6	244
Specialty Solutions	-	-	-	-	64	64
Corporate	49	-	49	54	-	54
	$966	$220	$1,186	$1,637	$832	$2,469

Restructuring expense is expected to be approximately $0.8 million for the remainder of fiscal year 2023.

18)      Divestitures

On  February 28, 2023, the Company divested its Procon pumps business (“Procon”) to Investindustrial, a leading European investment and advisory group. Procon generated approximately $21.2 million in revenue in the first eight months of fiscal year 2023. Procon which is reported within the Specialty Solutions Group, was divested in order to focus on the continued simplification of the Company’s portfolio and enable greater focus on managing larger platforms and pursuing growth opportunities.

The Company received $67.0 million cash consideration at closing, which is presented as an investing cash flow for the nine months ended March 31, 2023. Cash consideration received at closing excludes amounts held in escrow and is net of closing cash. The Company recorded a pre-tax gain on sale of the business of $62.1 million. The operating unit's goodwill balance of $0.2 million was written off as a part of the transaction. The sale transaction and financial results of Procon are classified as continuing operations in the Consolidated Financial Statements.

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

Overview

We are a diversified industrial manufacturer with leading positions in a variety of products and services that are used in diverse commercial and industrial markets. Headquartered in Salem, New Hampshire, we have six operating segments aggregated into five reportable segments: Electronics, Engraving, Scientific, Engineering Technologies, and Specialty Solutions. Two operating segments are aggregated into Specialty Solutions. Our businesses work in close partnership with our customers to deliver custom solutions or engineered components that solve their unique and specific needs, an approach we call "Customer Intimacy".

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

As part of our ongoing strategy:

●	In the third quarter of fiscal year 2023, we divested our Procon business for $75 million. This transaction reflects the continued simplification of our portfolio and enables greater focus on managing our larger platforms and pursuing growth opportunities. Proceeds will be deployed towards organic and inorganic initiatives and returning capital to shareholders. Its results are reported within our Specialty Solutions segment.
●	In the third quarter of fiscal year 2022, we acquired Sensor Solutions, a designer and manufacturer of customized standard magnetic sensor products including hall effect switch and latching sensors, linear and rotary sensors, and specialty sensors. Sensor Solutions' customer base in automotive, industrial, medical, aerospace, military and consumer electronics end markets are a strategic fit and expand our presence in these markets. Sensor Solution's operates one light manufacturing facility in Colorado. Its results are reported within our Electronics segment.

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

We exited the third quarter of fiscal year 2023 with $175.3 million in cash and $175.0 million of borrowings under our revolving credit facility.  Our leverage ratio covenant, as defined in our revolving credit agreement, was 0.89 to 1 and allowed us the capacity to borrow an additional $343.7 million at March 31, 2023. We believe that we have sufficient liquidity around the world and access to financing to execute on our short and long-term strategic plans.

Finally, we continue to monitor our ability to participate in any governmental assistance programs available to us in each of our global locations and participate in these programs as available and appropriate.

Results from Continuing Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except percentages)	2023	2022	2023	2022
Net sales	$184,332	$189,281	$552,721	$550,600
Gross profit margin	38.5%	36.1%	38.3%	36.9%
Income from operations	88,517	24,470	142,613	69,071

	Three Months Ended	Nine Months Ended
(In thousands)	March 31, 2023	March 31, 2023
Net sales, prior year period	$189,281	$550,600
Components of change in sales:
Organic sales change	2,891	25,824
Effect of acquisitions	-	1,919
Effect of business divestitures	(3,109)	(3,109)
Effect of exchange rates	(4,731)	(22,513)
Net sales, current period	$184,332	$552,721

Net sales decreased in the third quarter of fiscal year 2023 by $4.9 million or 2.6%, when compared to the prior year quarter. Organic sales increased $2.9 million, or 1.5%, primarily due to pricing actions and strong demand in our Specialty and Engraving segments offset by negative impacts on sales for divestitures of $3.1 million, or 1.6%, and foreign currency of $4.7 million, or 2.5%.

Net sales increased in the nine months ended March 31, 2023 by $2.1 million, or 0.4% , when compared to the prior year period. Organic sales increased by $25.8 million, or 4.7%, primarily due to pricing actions and strong demand in our ETG, Engraving and Specialty segments. Acquisitions had a $1.9 million, or 0.3%, impact on sales, offset by negatives impacts on sales for divestitures of $3.1 million, or 0.6%, and foreign currency of $22.5 million, or 4.1%.

Gross Profit Margin

Gross profit in the third quarter of fiscal year 2023 increased to $70.9 million, or a gross margin of 38.5% as compared to $68.4 million, or a gross margin of 36.1%, in the third quarter of fiscal year 2022. The change in gross profit is a result of organic sales increases of $2.9 million, productivity improvements and targeted pricing initiatives, which more than offset material and labor inflation during the quarter.  The gross profit increase was also partially offset by $1.0 million from divestiture of Procon, which closed during the third quarter of fiscal year 2023.

Gross profit for the nine months ended March 31, 2023 increased to $211.5 million, or a gross margin of 38.3%, as compared to $203.4 million, or a gross margin of 36.9%, for the prior year period.  The change in gross profit is a result of organic sales increase of $25.8 million, productivity improvements and targeted pricing initiatives, and the absence of a one-time project related charge at Engineering Technologies during the first quarter of fiscal year 2022, all partially offset by material and labor inflation and the impact of the Procon divestiture.

Selling, General, and Administrative Expenses

Selling, General, and Administrative (“SG&A”) expenses for the third quarter of fiscal year 2023 were $43.0 million, or 23.3% of sales, compared to $42.3 million, or 22.4% of sales, during the prior year quarter. SG&A expenses during the quarter were primarily impacted by increased research and development spending to drive future product initiatives.

Selling, General, and Administrative (“SG&A”) expenses for the nine months ended March 31, 2023 were $127.8 million, or 23.1% of sales, compared to $128.6 million, or 23.4% of sales, during the prior year period. SG&A expenses during the period were primarily impacted by decreased distribution expenses, partially offset by increased research and development spending to drive future product initiatives.

Restructuring Charges

We incurred restructuring expenses of $2.2 million and $3.3 million in the third quarter of fiscal year 2023 and the nine months ended March 31, 2023, respectively primarily related to productivity improvements, facility rationalization activities, and global headcount reductions within our Engraving and Electronics segments as well as Corporate headquarters.

We expect to incur restructuring costs of approximately $0.8 million throughout the remainder of fiscal year 2023, as we continue to focus our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions and productivity initiatives.

Acquisition Related Expenses

We incurred acquisition related expenses of less than $0.1 million and $0.5 million in the third quarter of fiscal year 2023 and the nine months ended March 31, 2023, respectively. Acquisition related expenses typically consist of due diligence, integration, and valuation expenses incurred in connection with recent or pending acquisitions.

Income from Operations

Income from operations for the third quarter of fiscal year 2023 was $88.5 million, compared to $24.5 million during the prior year quarter.  The increase of $64.0 million, or 261.7%, is primarily due to the divestiture of the Procon business for a gain of $62.1 million as well as income from organic sales increases and pricing actions, along with cost reduction activities and productivity improvement initiatives, partially offset by foreign currency, material inflation, and increased logistics and labor costs.

Income from operations for the nine months ended March 31, 2023 was $142.6 million, compared to $69.1 million during the prior year period.  The increase of $73.5 million, or 106.5%, is primarily due to due to the divestiture of the Procon business for a gain of $62.1 million as well as income from organic sales increases and pricing actions, along with cost reduction activities and productivity improvement initiatives, partially offset by foreign currency, material inflation, and increased logistics and labor costs.

Interest Expense

Interest expense for the third quarter of fiscal year 2023 was $1.4 million, a 14.3% increase from interest expense of $1.2 million during the prior year quarter. Interest expense for the nine months ended March 31, 2023 was $4.2 million, a 7.0% decrease from interest expense of $4.5 million during the prior year period. Our effective interest rate in the nine months ended March 31, 2023 was 2.83%.

Income Taxes

Our effective tax rate from continuing operations for the third quarter of fiscal year 2023 and for the nine months ended March 31, 2023 was 6.7% and 13.0%, respectively compared with 24.0% and 24.5% for the prior year quarter and prior year period, respectively. The tax rate was impacted in the current period by the following items: (i) a discrete tax benefit related to the partial release of a valuation allowance previously recorded against deferred tax assets and connected to capital loss carryforwards, resulting from the utilization of capital loss carryforward to offset capital gain from the sale of Procon (ii) a discrete tax expense related to provision to return adjustments as a result of a change in tax rate for the Company’s operations within China's tax jurisdiction, (iii) a discrete tax benefit related to provision to return adjustments associated with federal and state research and development tax credits, (iv) the jurisdictional mix of earnings and (v) foreign withholding taxes.

The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The income tax provisions are effective for fiscal years beginning after December 31, 2022. The 1% excise tax on share repurchases is effective as of January 1, 2023. We currently do not anticipate the IRA to have a material impact to our financial statements.

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

	As of March 31, 2023		As of March 31, 2022
	Total Backlog	Backlog under 1 year	Total Backlog	Backlog under 1 year
Electronics	$156,806	$144,741	$164,786	$151,033
Engraving	39,185	33,069	26,097	19,868
Scientific	3,078	3,078	6,542	6,542
Engineering Technologies	64,708	57,105	55,564	41,197
Specialty Solutions	26,958	26,541	51,948	48,342
Total	$290,735	$264,534	$304,937	$266,982

Total backlog realizable under one year decreased $2.4 million, or 0.9%, to $264.5 million at March 31, 2023, from $267.0 million at March 31, 2022.

Changes in backlog under one year are as follows (in thousands):

As of
(In thousands)	March 31, 2023
Backlog under 1 year, prior year period	$266,982
Components of change in backlog:
Organic change	3,859
Effect of divestitures	(6,307)
Backlog under 1 year, current period	$264,534

Segment Analysis

Overall

Looking forward to the remainder of fiscal year 2023, we expect to be well positioned to build on fiscal year 2022 and the nine months ended March 31, 2023 momentum, with anticipated year over year improvement in key financial metrics, supported by orders growth and productivity initiatives.

In general, for fiscal year 2023, we have experienced and continue to expect:

●	growth in transportation markets from electric vehicle programs, both the ramp up of existing business and new business opportunities;
●	a decline in vaccine storage demand after record COVID-19 related surge in fiscal year 2021 and early fiscal year 2022, affecting the first nine months of fiscal year 2023 results, countered by a return of demand from universities and research institutions;
●	commercial aviation and defense end markets to remain strong with double digit sales increase from the prior year based on current program expectations;
●	space markets to remain attractive, with an anticipated moderate volume decline due to timing of production versus launch;
●	refuse and dump truck and dump trailer end markets to remain stable while being supported by investments in the U.S. infrastructure bill;
●	strong Merchandising business to benefit from return to pre-COVID-19 demand levels in food service equipment markets.

Electronics Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2023	2022	Change	2023	2022	Change
Net sales	$78,211	$79,889	(2.1%)	$225,966	$232,351	(2.7%)
Income from operations	17,047	19,194	(11.2%)	52,160	54,624	(4.5%)
Operating income margin	21.8%	24.0%		23.1%	23.5%

Net sales in the third quarter of fiscal year 2023 decreased $1.7 million, or 2.1%, when compared to the prior year quarter.  The organic sales increase of $1.0 million, or 1.3%, was offset by foreign currency impacts of $2.7 million, or 3.4%. The segment continues to see positive trends in end markets like industrial applications, power management, renewable energy technologies, and electric vehicle related applications.

Income from operations in the third quarter of fiscal year 2023 decreased by $2.2 million, or 11.2%, when compared to the prior year quarter. The operating income decrease was the result of lower sales and product mix partially offset by pricing and productivity initiatives.

Net sales in the nine months ended March 31, 2023 decreased $6.4 million, or 2.7%, when compared to the prior year period.  Organic sales increased by $4.0 million, or 1.8%, reflecting positive trends in end markets like industrial applications, power management, renewable energy technologies, and electric vehicle related applications. Sensor Solutions was acquired in the third quarter of fiscal year 2022, adding $1.9 million, or 0.8%, in sales for the period. The foreign currency impact decreased sales by $12.3 million, or 5.3%.

Income from operations in the nine months ended March 31, 2023 decreased by $2.5 million, or 4.5% when compared to the prior year period. The operating income decrease was the result of inflationary impacts offset partially by organic sales growth and various cost saving initiatives.

In the fourth quarter of fiscal year 2023, on a sequential basis, we expect similar revenue and operating margin primarily due to increased sales into fast growth markets, offset by a slower recovery in China and Europe.

Engraving Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2023	2022	Change	2023	2022	Change
Net sales	$36,909	$37,223	(0.8%)	$109,622	$109,037	0.5%
Income from operations	5,353	5,728	(6.5%)	17,580	15,806	11.2%
Operating income margin	14.5%	15.4%		16.0%	14.5%

Net sales in the third quarter of fiscal year 2023 decreased by $0.3 million, or 0.8%, when compared to the prior year quarter. Organic sales increased by $1.4 million, or 3.9%, as a result of improved end market activity. The organic sales increase was offset by foreign currency impacts of $1.7 million, or 4.7%.

Income from operations in the third quarter of fiscal year 2023 decreased by $0.3 million, or 6.5%, when compared to the prior year quarter.  The operating income decrease was driven by unfavorable regional mix.

Net sales in the nine months ended March 31, 2023 increased by $0.6 million, or 0.5%, when compared to the prior year period. Organic sales increased by $8.6 million, or 7.9%, as a result of timing of projects. The organic sales increase was offset by foreign exchange impacts of $8.0 million, or 7.4%.

Income from operations in the nine months ended March 31, 2023 increased by $1.8 million, or 11.2%, when compared to the prior year period.  Operating income increased during the period reflecting the organic sales increase and productivity actions, offsetting the foreign exchange impacts.

In the fourth quarter of fiscal year 2023, on a sequential basis, we expect similar to slightly higher revenue and operating margin.

Scientific

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2023	2022	Change	2023	2022	Change
Net sales	$18,898	$18,914	(0.1%)	$56,646	$65,079	(13.0%)
Income from operations	4,561	4,155	9.8%	12,449	14,153	(12.0%)
Operating income margin	24.1%	22.0%		22.0%	21.7%

Net sales in the third quarter of fiscal year 2023 remained flat at $18.9 million when compared to the prior year quarter, reflecting lower demand for COVID vaccine storage units, mostly offset by higher sales into research and academic end markets.

Income from operations in the third quarter of fiscal year 2023 increased $0.4 million, or 9.8% ,when compared to the prior year quarter. The increase reflects pricing and productivity actions and lower oceanic freight costs.

Net sales in the nine months ended March 31, 2023 decreased by $8.4 million, or 13.0% when compared to the prior year period. The net sales decreased as expected due to lower demand for cold storage surrounding COVID-19 vaccine distribution partially offset by pricing actions.

Income from operations in the nine months ended March 31, 2023 decreased $1.7 million, or 12.0% when compared to the prior year period. The decrease reflects lower sales volume, partially offset by pricing and productivity actions and lower oceanic freight costs.

In the fourth quarter of fiscal year 2023, on a sequential basis, we expect similar revenue and slightly higher operating margin.

Engineering Technologies Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2023	2022	Change	2023	2022	Change
Net sales	$18,052	$20,890	(13.6%)	$59,244	$56,558	4.7%
Income from operations	2,351	2,327	1.0%	7,957	5,540	43.6%
Operating income margin	13.0%	11.1%		13.4%	9.8%

Net sales in the third quarter of fiscal year 2023 decreased by $2.8 million, or 13.6%, compared to the prior year quarter.  Organic sales decreased by $2.5 million, or 12.1%, and foreign currency impacts were $0.3 million, or 1.5%, as compared to the prior year quarter. The net sales decrease reflects lower volume due to the timing of projects, partially offset by higher revenue from new product development.

Income from operations remained relatively flat in the third quarter of fiscal year 2023 compared to the prior year quarter due to the impact of ongoing productivity and efficiency initiatives offsetting the lower volume.

Net sales in the nine months ended March 31, 2023 increased by $2.7 million, or 4.7%, compared to the prior year period. Organic sales increased by $3.9 million, or 6.8%, offset by foreign currency impacts of $1.2 million, or 2.1%, as compared to the prior year period. Net sales change was due to increases in the commercial aviation sector and defense sales for missile production and development programs.

Income from operations increased $2.4 million, or 43.6%, in the nine months ended March 31, 2023 compared to the prior year period primarily due to productivity initiatives, volume increases and the impact of a one-time project related charge in first quarter of fiscal year 2022 that did not repeat.

In the fourth quarter of fiscal year 2023, on a sequential basis, we expect a moderate increase in revenue and operating margin, reflecting more favorable timing of projects in aviation and space end markets.

Specialty Solutions Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2023	2022	Change	2023	2022	Change
Net sales	$32,262	$32,365	(0.3%)	$101,243	$87,575	15.6%
Income from operations	7,151	3,632	96.9%	18,944	10,185	86.0%
Operating income margin	22.2%	11.2%		18.7%	11.6%

Net sales in the third quarter of fiscal year 2023 remained relatively flat when compared to the prior year quarter. Organic sales for the group increased $2.9 million, or 9.3%, offset by the divestiture impact of $3.1 million, or 9.6%, as compared to the prior year quarter. The net sales change reflects robust organic growth in the Display Merchandising business, offset by an organic decline in the Hydraulics business and the impact of the Procon divestiture in February 2023.

Income from operations increased $3.5 million or 96.9% in the third quarter of fiscal year 2023 when compared to the prior year quarter, reflecting sales increases in Display Merchandising and realization of productivity actions in the Hydraulics business.

Net sales in the nine months ended March 31, 2023 increased $13.7 million, or 15.6%, when compared to the prior year period. Organic sales increased $17.8 million, or 20.3%, offset by divestiture impact of $3.1 million, or 3.6%, and foreign currency impact of $1.0 million, or 1.1%, as compared to the prior year period. The increased sales volume is primarily due to pricing realization, strong market demand in the Hydraulics business and absence of the labor work stoppage in two plants during the prior year, partially offset by the Procon divestiture.

Income from operations increased $8.8 million or 86.0% in the nine months ended March 31, 2023 when compared to the prior year period as a result of sales increases in Display Merchandising, pricing actions and volume increases, particularly in Hydraulics and the impact of the labor work stoppage in two plants during the prior year.

In the fourth quarter of fiscal year 2023, on a sequential basis, we expect a moderate to significant decline in revenue primarily due to the Procon divestiture and lower sales in the Display Merchandising business and slightly lower operating margin.

Corporate and Other

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2023	2022	Change	2023	2022	Change
Income (loss) from operations:
Corporate	$(8,520)	$(8,961)	(4.9%)	$(25,376)	$(25,507)	(0.5%)
Restructuring	(2,237)	(1,186)	88.6%	(3,330)	(2,469)	34.9%
Gain on sale of business	62,105	-	0.0%	62,105	-	0.0%
Acquisition related costs	(21)	(419)	(95.0%)	(487)	(1,561)	(68.8%)
Other operating income (expense), net	727	-	0.0%	611	(1,700)	(135.9%)

Corporate expenses in the third quarter of fiscal year 2023 decreased by $0.4 million, or 4.9%, when compared to the prior year quarter. The decrease is related to employee related compensation and insurance related accruals. Corporate expenses in the nine months ended March 31, 2023 remained flat when compared to the prior year period.

The restructuring, gain on sale of business and acquisition related costs have been discussed above in the Company Overview. Other operating expenses are primarily driven by a $1.7 million litigation accrual in the second quarter of fiscal year 2022 that was settled in the first quarter of fiscal year 2023. In the third quarter of fiscal year 2023, we received $1.0 million from our insurance provider as recoupment related to this litigation matter.

Discontinued Operations

In pursuing our business strategy, the Company may divest certain businesses.  Future divestitures may be classified as discontinued operations based on their strategic significance to the Company. Net loss from discontinued operations was $0.1 million for the three and nine months ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

At March 31, 2023, our total cash balance was $175.3 million, of which $98.8 million was held by foreign subsidiaries.  During the third quarter of fiscal year 2023, we repatriated $9.3 million of cash to the United States from our foreign subsidiaries. We expect to repatriate between $30.0 million and $35.0 million during fiscal year 2023. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Net cash provided by continuing operating activities for the nine months ended March 31, 2023, was $50.4 million compared to net cash provided by continuing operating activities of $48.6 million in the prior year.  We generated $86.8 million from income statement activities and used $36.3 million of cash to fund working capital and other balance sheet increases.  Cash flow provided by investing activities for the nine months ended March 31, 2023 totaled $49.1 million and primarily consisted of $67.0 million proceeds from the divestiture of the Procon business and $16.6 million used for capital expenditures. Cash used for financing activities for the nine months ended March 31, 2023 was $30.0 million and consisted primarily of debt modification costs of $1.7 million offset by purchases of stock of $18.6 million, cash paid for dividends of $9.7 million, and $1.2 million of contingent consideration payments to the sellers of the Renco business.

During the third quarter of fiscal year 2023, the Company entered into a Third Amended & Restated Credit Agreement which renewed the existing Credit Agreement for an additional five-year period (“credit agreement”, or “facility”) with a borrowing limit of $500 million.  The facility can be increased by an amount of up to $250 million, in accordance with specified conditions contained in the agreement.  The facility also includes a $10 million sublimit for swing line loans and a $35 million sublimit for letters of credit.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of March 31, 2023, the Company used $3.0 million against the letter of credit sub-facility and had the ability to borrow $343.7 million under the facility based on our current trailing twelve-month EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants. The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition related charges up to the lower of $20.0 million or 10% of EBITDA.  The facility also allows for unlimited non-cash purchase accounting and goodwill adjustments.  At March 31, 2023, the Company’s Interest Coverage Ratio was 18.59.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period.  At March 31, 2023, the Company’s leverage ratio was 0.89.

As of March 31, 2023, we had borrowings under our facility of $175.0 million. In order to manage our interest rate exposure on these borrowings, we are party to $175.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from SOFR to a weighted average fixed rate of 1.14%.  The effective rate of interest for our outstanding borrowings, including the impact of the interest rate swaps, was 2.83%.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect fiscal year 2023 capital spending to be approximately $25.0 million and $30.0 million which includes amounts not spent in fiscal year 2022.  We expect that fiscal year 2023 depreciation and amortization expense will be between $20.0 and $21.0 million and $7.0 and $9.0 million, respectively.

The following table sets forth our capitalization:

(In thousands)	March 31, 2023	June 30, 2022
Long-term debt	$173,333	$174,830
Less cash and cash equivalents	(175,284)	(104,844)
Net (cash) debt	(1,951)	69,986
Stockholders' equity	605,550	499,343
Total capitalization	$603,599	$569,329

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $146.2 million at March 31, 2023, as compared to $157.9 million at the most recent measurement date, which occurred as of June 30, 2022. The next measurement date to determine plan assets and benefit obligations will be on June 30, 2023.

The Company expects to pay $0.3 million in contributions to its defined benefit plans during the remainder of fiscal year 2023. Contributions of less than $0.1 million and $0.2 million were made during the three and nine months ended March 31, 2023 and 2022, respectively. There are no required contributions to the United States funded pension plan for fiscal year 2023. The Company expects to make contributions during the remainder of fiscal year 2023 of less than $0.1 million and $0.2 million to its unfunded defined benefit plans in the U.S. and Germany, respectively. Obligations under our defined benefit plan operated in Ireland have been transferred to the buyer of the Procon business as part of the divestiture. Any subsequent plan contributions will depend on the results of future actuarial valuations. The Company expects to make contributions during fiscal year 2024 of an estimated $7.4 million to its U.S. funded defined benefit plan.

We have an insurance program in place to fund supplemental retirement income benefits for three retired executives. Current executives and new hires are not eligible for this program.  At March 31, 2023, the underlying policies had a cash surrender value of $11.7 million and are reported net of loans of $5.0 million for which we have the legal right of offset, these amounts are reported net on our balance sheet.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as loan payments, customer remittances, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At March 31, 2023 the fair value, in the aggregate, of the Company’s open foreign exchange contracts was a liability of $1.1 million.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at March 31, 2023, would not result in a material change in our operations, financial position, or cash flows.  We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate Risk

The Company’s effective interest rate on borrowings was 2.83% at March 31, 2023.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings and is mitigated by our use of interest rate swap agreements to modify our exposure to interest rate movements.  At March 31, 2023, we have $175.0 million of active floating to fixed rate swaps with terms ranging from one to four years.  These swaps convert our interest payments from SOFR to a weighted average rate of 1.14%.  At March 31, 2023 the fair value, in the aggregate, of the Company’s interest rate swaps was assets of $9.5 million. A 25-basis point increase in interest rates would not materially change our annual interest expense as most of our outstanding debt is currently converted to fixed rate debts by means of interest rate swaps.

Concentration of Credit Risk

We have a diversified customer base. As such, the risk associated with concentration of credit risk is inherently minimized. As of March 31, 2023, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.     CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting during the quarterly period ended March 31, 2023 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.

Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities(1)
Quarter Ended March 31, 2023

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2023 - January 31, 2023	114	$107.01	114	$77,123

February 1, 2023 - February 28, 2023	42,289	118.23	42,289	72,123

March 1, 2023 - March 31, 2023	54	117.52	54	72,116

Total	42,457	$118.20	42,457	$72,116

(1)	The Company has a Stock Buyback Program (the “Program”) which was originally announced on January 30, 1985 and most recently amended on April 28, 2022. Under the Program, the Company is authorized to repurchase up to an aggregate of $200 million of its shares. Under the program, purchases may be made from time to time on the open market, including through 10b5-1 trading plans, or through privately negotiated transactions, block transactions, or other techniques in accordance with prevailing market conditions and the requirements of the Securities and Exchange Commission. The Board’s authorization is open-ended and does not establish a timeframe for the purchases. The Company is not obligated to acquire a particular number of shares, and the program may be discontinued at any time at the Company’s discretion.

Item 6. Exhibits

(a)	Exhibits

31.1	Principal Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

STANDEX INTERNATIONAL CORPORATION

Date:	May 5, 2023	/s/ ADEMIR SARCEVIC
Ademir Sarcevic
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	May 5, 2023	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Vice President/Chief Accounting Officer/Assistant Treasurer