Form 10-K
period 2023-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2023-08-04
CIK 310354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
☑ ANNUAL REPORT Pursuant to Section 13 or 15(d)
OF the Securities Exchange Act of 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023	Commission File Number 001-07233

STANDEX INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its Charter)

Delaware	31-0596149
(State of incorporation)	(I.R.S. Employer Identification No.)

23 KEEWAYDIN DRIVE, Salem, New Hampshire	03079
(Address of principal executive offices)	(Zip Code)

(603) 893-9701
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, Par Value $1.50 Per Share	SXI	New York Stock Exchange

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at the close of business on December 31, 2022 was approximately $1,202,032,050. Registrant’s closing price as reported on the New York Stock Exchange for December 31, 2022 was $102.41 per share.

The number of shares of Registrant's Common Stock outstanding on August 3, 2023 was 11,848,938.

Documents incorporated by reference

Portions of the Proxy Statement for the Registrant’s 2023 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report.

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

Products and Services

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

Engraving

Our Engraving group is a global creator and provider of custom textures and surface finishes on tooling that enhance the beauty and function of a wide range of consumer good and automotive products. We focus on continuing to meet the needs of a changing marketplace by offering experienced craftsmanship while investing in new technologies such as laser engraving and soft surface skin texturized tooling. Our growth strategy is to continue to develop and/or acquire technologies to enhance surface textures that also allow our customers to introduce more sustainable manufacturing processes and reduce their own energy consumption. We are one company operating in 19 countries using a consistent approach to guarantee harmony on global programs in service of our customers.

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

Products and Services

We manufacture and provide specialty-controlled temperature equipment purpose-built for the medical, scientific, pharmaceutical, biotech and industrial markets. Our comprehensive portfolio includes a range of innovative reach in cold storage solutions for medications, vaccines, blood products and patient samples.

Customers

Scientific products are sold to medical and laboratory distributors, healthcare facilities, research universities, pharmaceutical companies, and pharmacies.

Engineering Technologies

Our Engineering Technologies Group (ETG) is a provider of innovative, metal-formed solutions for OEM and Tier 1 manufacturers for use in their advanced engineering designs.

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

Our segment is comprised of our Spincraft businesses with locations in Billerica, MA, New Berlin, WI, and Newcastle upon Tyne in the U.K.

Markets and Applications

Spincraft products serve applications within the space, aviation, defense, energy, medical, and general industrial markets.

●	The space market we serve is comprised of components and assemblies for space launch vehicles, engines, crewed and uncrewed spacecraft and other space infrastructure.
●	The aviation market offerings include a large portfolio of components and assemblies for commercial and private aircraft engines, nacelles and fuel systems.
●

The defense market we serve covers a wide spectrum of applications including components for missiles, naval propulsion and structures, large dimension exhaust systems and military aircraft engine solutions.

●	Applications within the energy market include components and assemblies for new and MRO gas turbines, as well as solutions for oil & gas exploration operations.

Brands

This group's brand name is Spincraft.

Products and Services

●	Space: Fuel tanks and fuel tank domes, rocket engine components, crew vehicle and unmanned spacecraft structures and bulkheads
●	Aviation: Nacelle inlet lipskins & ducts, engine components and fuel tank elements
●	Defense: Missile nose cones & structures, naval propulsion components and structures, exhaust assemblies, and military aircraft engine & exhaust components
●	Energy: Power generation turbine & other assemblies, oil & gas exploration connection components

Customers

Engineering Technologies components are sold directly to large space, aviation, defense, energy and medical companies, or suppliers to those companies.

Specialty Solutions

Specialty Solutions is comprised of two businesses: Federal Industries and Custom Hoists. These businesses differentiate themselves in their respective markets by collaborating with customers to develop and deliver custom solutions.

Federal Industries provides merchandising solutions to retail and food service customers whose revenue stream is enhanced through food presentation. Federal Industries focuses on the challenges of enabling retail and food service establishments to provide food and beverages that are fresh and appealing while at the same time providing for food safety, and energy efficiency. Our key differentiator is the ability to customize products to match customers’ décor within industry lead-time. This differentiator is used to target the convenience store, school cafeterias and quick-service restaurant segments.

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

Specialty Solutions products are designed and/or manufactured in Hayesville, OH; Belleville, WI; and Tianjin, China.

Markets and Applications

Federal Industries custom designs and manufactures refrigerated, heated and dry merchandising display cases for bakery, deli, confectionary and packaged food products utilized in restaurants, convenience stores, quick-service restaurants, supermarkets, drug stores and institutions such as hotels, hospitals, and school cafeterias.

Custom Hoist products are utilized by OEMs on vehicles such as dump trucks, dump trailers, bottom dumps, garbage trucks (both recycling and rear loader), container roll off vehicles, hook lift trucks, liquid waste handlers, vacuum trucks, compactors, balers, airport catering vehicles, container handling equipment for airlines, lift trucks, yard tractors, and underground mining vehicles.

Brands

Federal Industries products are sold under the Federal brand.

Custom Hoists products are sold under the Custom Hoist brand.

Products and Services

Federal Industries offers a selection of display cases, including innovative customization, for fresh food merchandising requirements.

Custom Hoists designs and manufactures single and double acting telescopic and piston rod hydraulic cylinders for original and aftermarket use in construction equipment, refuse, airline support, mining, oil and gas, and other material handling applications.

Customers

Specialty Solutions products are sold to OEMs, distributors, service organizations, aftermarket repair outlets, end-users, dealers, buying groups, consultants, government agencies and manufacturers.

The following provides a description of key areas impacting our Company.

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

International Operations

International operations are conducted at 37 locations, in Europe, Canada, China, Japan, India, Southeast Asia, Korea, Mexico, and South Africa. See the Notes to Consolidated Financial Statements for international operations financial data. Our net sales from continuing international operations decreased slightly from 42% in fiscal year  2022 to 39% in fiscal year  2023. International operations are subject to certain inherent risks in connection with the conduct of business in foreign countries including, exchange controls, price controls, limitations on participation in local enterprises, nationalizations, expropriation and other governmental action, restrictions of repatriation of earnings, and changes in currency exchange rates.

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

Human Capital Resources

Standex International recognizes that its long, successful history and future opportunities are directly linked to dedicated, engaged and diverse employees that serve the Company in all business operations. As of June 30, 2023, we employ approximately 3,800 employees of which approximately 1,200 are in the United States. About 200 of our U.S. employees are represented by unions. Wages and benefits are competitive with those of other manufacturers in the geographic areas in which our facilities are located. We strive to maintain open, two-way communication and build excellent relationships with both our non-union employee population and the various unions and works councils within our business segments. Employees participate in regular training programs appropriate for their responsibility and optional training programs have been developed for those who seek professional and personal growth opportunities. Our global Standex Safety Council, with representatives from all Standex sites, meets regularly, as we work continuously to enhance our safety culture and closely monitor our Total Recordable Incident Rate.

The Company’s Chief Human Resources Officer meets regularly with the Chief Executive Officer to align Human Capital strategy, plan and initiatives with business strategy and goals. Our goal is to strive to provide a rewarding employee experience across the company. We continuously review our Human Capital Resources metrics, including safety metrics, turnover, and culture survey responses and associated action plans, to promote an emotionally and physically safe and inclusive working environment. Our LEAP performance management and development process places emphasis on both manager engagement and employee ownership. We regularly conduct employee engagement and satisfaction surveys, including our annual Culture Survey, completed in fiscal year 2023. Results from these surveys and engagement activities drive advances in senior management focus to continuously improve our culture and way of working.

Standex hosts an annual meeting event in the first quarter of the fiscal year with the extended global leadership team, representative of all our business segments and corporate functions, in which participants join together to align on business and culture goals, participate in leadership development training, share best practices and build unity across the company.

The Company established the Inclusion Advisory Council (IAC) as a collaboration of employee voices that helps to inform and align the company’s commitment to inclusivity and represents the diverse world in which we live and engage with our employees, communities, customers and shareholders. The IAC provides operational input and guidance to the Executive Leadership Team in three areas.  First, the IAC sets global goals and objectives to promote inclusivity and diversity.  Second, the IAC collaborates with Corporate Communications and the global Standex community to help develop internal and external communications highlighting the work and progress of the IAC.  Finally, the IAC champions the adoption and implementation of IAC initiatives and projects within our respective businesses. We also launched our Women and Leadership Employee Resource Group in fiscal year 2023, which aims to continue increasing representation of women at all levels to contribute to the Company’s business success through relationships, and partnerships.

Executive Officers of Standex

The executive officers of the Company as of June 30, 2023 are as follows:

Name	Age	Principal Occupation During the Past Five Years

David Dunbar	61	President and Chief Executive Officer of the Company since January 2014.

Ademir Sarcevic	48

Vice President and Chief Financial Officer of the Company since September 2019. Various positions over the years at Pentair plc from 2012 to September 2019 with increasing responsibility ending as Senior Vice President and Chief Accounting Officer.

Alan J. Glass	59	Vice President, Chief Legal Officer and Secretary of the Company since April 2016.

Sean Valashinas	52	Vice President, Chief Accounting Officer and Assistant Treasurer of the Company since October 2007.

Annemarie Bell	59	Vice President, Chief Human Resources Officer since July 2021, Vice President of Human Resources from June 2019 to July 2021, Interim Vice President of Human Resources from October 2018 through June 2019; Vice President of Human Resources for four of Standex business units from October 2015 through October 2018

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

A pandemic or other global health crisis could adversely affect our revenues, operating results, cash flow and financial condition.

Our business and operations, and the operations of our suppliers, business partners and customers, were adversely affected by the Coronavirus (or COVID-19) pandemic which is impacted worldwide economic activity including in many countries or localities in which we operate, sell, or purchase goods and services. Any future pandemics or other global health crises could similarly have an adverse effect on our revenues, operating results, cash flow and financial condition. The ultimate extent to which any such circumstance impacts our business will depend on the severity, location and duration of the issue, the actions undertaken in response by local and world governments and health officials, and the success of medical efforts to address and mitigate the threat.

A deterioration in the domestic and international economic environment, whether by way of current inflationary conditions or potential recessionary conditions, could adversely affect our operating results, cash flow and financial condition.

Recent inflationary conditions in the United States, Europe and other parts of the world have increased virtually all of our costs including our cost of materials, labor and transportation. We attempt to maintain our profit margins by anticipating such inflationary pressures and increasing our prices where possible in accordance with contractual requirements and competitive conditions. While we thus far have been largely successful in mitigating the impact of such inflationary conditions, we may be unable to continue to increase our own prices sufficiently to offset cost increases, and, to the extent that we are able to do so, we may not be able to maintain existing operating margins and profitability. Additionally, competitors operating in regions with less inflationary pressure may be able to compete more effectively which could further impact our ability to increases prices and/or result in lost sales.

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

We operate in 37 locations outside of the United States in Europe, Canada, China, Japan, India, Singapore, Korea, Mexico, Turkey, Malaysia, and South Africa. If we are unable to successfully manage the risks inherent to the operation and expansion of our global businesses, those risks could have a material adverse effect on our results of operations, cash flow or financial condition. These international business risks include:

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

We test goodwill and our other intangible assets with indefinite useful lives for impairment on an annual basis or on an interim basis if a potential impairment factor arises that indicates the fair value of the reporting unit may fall below its carrying value. Various uncertainties, including adverse conditions in the capital markets or changes in general economic conditions, could impact the future operating performance at one or more of our businesses which could significantly affect our valuations and could result in additional future impairments. The recognition of an impairment of a significant portion of goodwill would negatively affect our results of operations.

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

The costs of complying with existing or future environmental regulations, and of correcting any violations of these regulations, could impact adversely our profitability.

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

The costs of complying with existing or future regulations applicable to our products, and of correcting any violations of such regulations, could adversely impact our profitability.

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

An expansion of the war in Ukraine could adversely affect our results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We operate a total of 56 facilities including manufacturing plants, service centers, and warehouses located throughout the United States, Europe, Canada, Southeast Asia, Korea, Japan, China, India, Brazil, South Africa, and Mexico. The Company owns 16 of the facilities and the others are leased. For the year ended June 30, 2023, the approximate building space utilized by each segment is as follows:

		Area in Square Feet (in thousands)
Segment	Number of Locations	Leased	Owned	Total
Asia Pacific	4	133	31	164
EMEA(1)	3	-	125	125
Other Americas	1	-	56	56
United States	6	148	60	208
Electronics	14	281	272	553

Asia Pacific	11	443	-	443
EMEA(1)	13	181	70	251
Other Americas	3	90	-	90
United States	6	142	79	221
Engraving	33	856	149	1,005

United States	1	164	-	164
Scientific	1	164	-	164

EMEA(1)	1	83	-	83
United States	2	107	171	278
Engineering Technologies	3	190	171	361

Asia Pacific	1	76	-	76
United States	2	33	198	231
Specialty Solutions	3	109	198	307

United States	2	20	-	20
Corporate & Other	2	20	-	20
Total	56	1,620	790	2,410

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

Not Applicable

PART II

Item 5. Market for Standex Common Stock

Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market in which the Common Stock of Standex is traded is the New York Stock Exchange under the ticker symbol “SXI”. The approximate number of stockholders of record on July 31, 2023 was 1,170.

Additional information regarding our equity compensation plans is presented in the Notes to Consolidated Financial Statements under the caption “Stock-Based Compensation and Purchase Plans” and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities (1)
Quarter Ended June 30, 2023
Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2023	242	$122.44	242	$72,086
May 1 - May 31, 2023	50,000	137.46	50,000	65,213
June 1 - June 30, 2023	628	141.47	628	65,124
TOTAL	50,870	$137.44	50,870	$65,124

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

The following graph compares the cumulative total stockholder return on the Company’s Common Stock as of the end of each of the last five fiscal years, with the cumulative total stockholder return on the Standard & Poor’s Small Cap 600 (Industrial Segment) Index and on the Russell 2000 Index, assuming an investment of $100 in each at their closing prices on June 30, 2018 and the reinvestment of all dividends.

Item 6. Selected Consolidated Financial Data

Not Applicable

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a diversified industrial manufacturer with leading positions in a variety of products and services that are used in diverse commercial and industrial markets. We have six operating segments that aggregate to five reportable segments. Please refer to Item 1. Business, above, for additional information regarding our segment structure and management strategy.

As part of our ongoing strategy:

o

On July 31, 2023, we acquired Minntronix, a privately held company. Minntronix designs and manufactures customized as well as standard magnetics components and products including transformers, inductors, current sensors, coils, chokes, and filters. The products are used in applications across cable fiber, smart meters, industrial control and lighting, electric vehicles, and home security markets. Its results will be reported in the Electronics segment.

o

In the third quarter of fiscal year 2023, we divested our Procon business for $75.0 million. This transaction reflects the continued simplification of our portfolio and enables greater focus on managing our larger platforms and pursuing growth opportunities. Proceeds will be deployed towards organic and inorganic initiatives and returning capital to shareholders. Its results are reported within our Specialty Solutions segment. In fiscal year 2023, we received $67.0 million cash consideration and recorded a pre-tax gain on the sale of $62.1 million in the Consolidated Financial Statements. Cash consideration received at closing excludes amounts held in escrow and was net of closing cash.

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

Unless otherwise noted, references to years are to fiscal years.

Consolidated Results from Continuing Operations (in thousands):

	2023	2022	2021
Net sales	$741,048	$735,339	$656,232
Gross profit margin	38.5%	36.7%	36.8%
Restructuring costs	3,831	4,399	3,478
Acquisition related expenses	557	1,618	931
Other operating (income) expense, net	(611)	5,745	-
(Gain) loss on sale of business	(62,105)	-	14,624
Income from operations	171,089	88,294	59,165

Backlog (realizable within 1 year)	$238,050	$256,248	$210,491

	2023	2022	2021
Net sales	$741,048	$735,339	$656,232
Components of change in sales:
Effect of acquisitions	1,919	1,918	25,554
Effect of exchange rates	(23,902)	(9,874)	14,471
Effect of business divestitures	(11,947)	(9,239)	(3,633)
Organic sales change	39,639	96,302	15,305

Net sales increased for fiscal year 2023 by $5.7 million, or 0.8%, when compared to the prior year period. Organic sales increased by $39.6 million, or 5.7% excluding the impact of the Procon divestiture, primarily due to pricing actions and strong demand in our Engraving, Specialty and ETG segments. Acquisitions had a $1.9 million, or 0.3%, positive impact on sales, offset by negative impacts on sales for divestitures of $11.9 million, or 1.9%, and foreign currency of $23.9 million, or 3.3%.

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

Gross Profit

Gross profit in fiscal year 2023 increased to $285.1 million, or a gross margin of 38.5%, as compared to $269.9 million, or a gross margin of 36.7%, for the prior year period. This increase was a result of organic sales increases of $39.6 million and productivity initiatives, which offset approximately $11.4 million of inflationary impacts in the areas of raw material and labor. Organic sales increases were attributed to $82.5 million to fast growth markets, targeted pricing initiatives in most of our businesses and volume in each business, with the exception of Scientific. Gross profit was also negatively impacted by the divestiture of the Procon business.

Gross profit in fiscal year 2022 increased to $269.9 million, or a gross margin of 36.7% as compared to $241.3 million, or a gross margin of 36.8% in fiscal year 2021. This increase was a result of organic sales increases of $96.3 million, productivity initiatives and targeted prices increases to offset approximately $38 million of inflationary impacts in the areas of ocean freight, raw material, and labor. Organic sales increases were partially a result of an approximate $20 million increase in sales to fast growth markets such as electric vehicles, green energy, and the commercialization of space. Gross profit increases were partially offset by increased costs of sales of $50.4 million which included a one-time project related charge at Engineering Technologies of $0.8 million, along with production decreases due to a temporary work stoppage in our Specialty Solutions segment which was resolved during the first quarter.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses, (“SG&A”) for the fiscal year 2023 were $172.3 million, or 23.3% of sales, compared to $169.9 million, or 23.1% of sales, during the prior year period. SG&A expenses during the period were primarily impacted by increased research and development spending to drive future product initiatives.

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

Restructuring Costs

During fiscal year 2023, we incurred restructuring expenses of $3.8 million, primarily related to productivity improvements, facility rationalization activities, and global headcount reductions primarily within our Engraving and Electronics segments and Corporate headquarters.

During fiscal year 2022, we incurred restructuring expenses of $4.4 million, primarily related to productivity improvements, facility rationalization activities, and global headcount reductions within our Engraving and Electronics segments.

(Gain) Loss on Sale of Business

We recorded a pre-tax gain on sale of the Procon business of $62.1 million for fiscal year 2023. The goodwill balance of $0.2 million was written off as a part of the transaction. The sale transaction and financial results of Procon are classified as continuing operations in the Consolidated Financial Statements.

We recorded a pre-tax loss on sale of the Enginetics business of $14.6 million for fiscal year 2021. The loss included a $7.6 million impairment of goodwill assigned to the entirety of the Engineering Technologies segment and a $5.4 million write-down of intangible assets.

Acquisition Related Costs

We incurred acquisition related expenses of $0.6 million and $1.6 million in fiscal year 2023 and 2022, respectively. Acquisition related costs typically consist of due diligence, integration, and valuation expenses incurred in connection with recent or pending acquisitions.

Other Operating (Income) Expense, Net

We incurred expense of $5.7 million in fiscal year 2022 related to a litigation accrual.  In the third quarter of fiscal year 2023, we received $1.0 million from our insurance provider as recoupment related to this litigation matter. Refer to Part II, Item 8, Note 12, "CONTINGENCIES," in the Notes to the Consolidated Financial Statements for details.

Income from Operations

Income from operations for the fiscal year 2023 was $171.1 million, compared to $88.3 million during the prior year.  The increase of $82.8 million, or 93.8%, is primarily due to the divestiture of the Procon business for a gain of $62.1 million as well as income from organic sales increases and pricing actions, along with cost reduction activities and productivity improvement initiatives, partially offset by foreign currency, material inflation, and increased logistics and labor costs.

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

Interest Expense

Interest expense for fiscal year 2023 was $5.4 million a decrease of $0.5 million as compared to the prior year. Our effective interest rate was 2.97%. Interest expense for fiscal year 2022 was $5.9 million a decrease of $0.1 million as compared to the prior year.

Income Taxes

The income tax provision from continuing operations for the fiscal year ended June 30, 2023 was $24.8 million, or an effective rate of 15.1%, compared to $19.8 million, or an effective rate of 24.4%, for the year ended June 30, 2022, and $14.2 million, or an effective rate of 26.9%, for the year ended June 30, 2021. Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, the amount of our income or loss, the mix of income earned in the U.S. versus outside the U.S., the effective tax rate in each of the countries in which we earn income, and any one-time tax issues which occur during the period.

The income tax provision from continuing operations for the fiscal year ended June 30, 2023 was impacted by the following items: (i) a tax benefit of $4.3 million due to the mix of income in various jurisdictions, (ii) tax benefits of $14.3 million primarily related to foreign tax credits of $11.6 million, as well as Federal R&D tax credits of $2.7 million, (iii) a tax provision of $11.3 million related to the U.S. tax effects of international operations, and (iv) a tax benefit of $5.0 million relating to the partial release of the valuation allowance on capital loss carryforwards, which were utilized against the capital gain recognized on the divestiture of the Procon business.

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

During fiscal year 2023, capital expenditures were $24.3 million or 3.3% of net sales, as compared to $23.9 million, or 3.2%, of net sales in the prior year. We expect 2024 capital spending to be between $35 million and $40 million.

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

Backlog orders are as follows (in thousands):

	As of June 30, 2023		As of June 30, 2022
	Total	Backlog under	Total	Backlog under
	Backlog	1 year	Backlog	1 year
Electronics	$150,061	$129,911	$179,778	$149,247
Engraving	36,817	31,434	19,794	14,250
Scientific	2,506	2,506	4,356	4,356
Engineering Technologies	63,769	52,565	49,990	43,644
Specialty Solutions	21,749	21,634	47,569	44,751
Total	$274,902	$238,050	$301,487	$256,248

Total backlog realizable within one year decreased $18.2 million, or 7.1% to $238.1 million at June 30, 2023 from $256.3 million at June 30, 2022.  Changes in backlog under 1 year are as follows (in thousands):

As of June 30, 2023
Backlog under 1 year, prior year period	$256,248
Components of change in backlog:
Organic change	(10,817)
Effect of divestitures	(7,381)
Backlog under 1 year, current period	$238,050

Segment Analysis (in thousands)

Overall Outlook

Looking forward to fiscal year 2024, we expect to be well-positioned, with anticipated continued improvement in key financial metrics, supported by productivity initiatives.

In general, for fiscal year 2024, we expect:

●	continued growth in transportation markets from electric vehicle program with a ramp up of new business opportunities, including sensors for charger plugs and soft trim growth;
●	vaccine storage demand to remain stable after the record COVID-19 related surge in fiscal year 2021 and early fiscal year 2022;
●	commercial aviation and defense end markets demand to increase based on current program expectations;
●	space markets to remain attractive, with volume to slightly increase from fiscal year 2023 due to new product development for existing customers;
●	refuse and dump end markets to remain stable while being supported by investments in the U.S. infrastructure bill;
●	stable demand levels in food service equipment markets.

Electronics

	2023 compared to 2022			2022 compared to 2021
(in thousands except			%			%
percentages)	2023	2022	Change	2022	2021	Change
Net sales	$305,872	$304,290	0.5%	$304,290	$253,369	20.1%
Income from operations	68,979	70,428	(2.1%)	70,428	46,600	51.1%
Operating income margin	22.6%	23.1%		23.1%	18.4%

Net sales in fiscal year 2023 increased $1.6 million, or 0.5%, when compared to the prior year.  Organic sales increased by $13.7 million, or 4.5%, reflecting positive trends in end markets like industrial applications, power management, renewable energy technologies, and electric vehicle related applications. Sensor Solutions was acquired in the third quarter of fiscal year 2022, adding $1.9 million, or 0.6%, in sales for the period. The foreign currency impact decreased sales by $14.0 million, or 4.6%.

Income from operations in the fiscal year 2023 decreased $1.4 million, or 2.1%, when compared to the prior year. The operating income decrease was the result of inflationary impacts, mix and foreign exchange offset partially by organic sales growth and various cost saving initiatives.

In the first quarter of fiscal year 2024, on a sequential basis, we expect slightly higher revenue primarily due to the recently announced acquisition and continued strength in our fast growth end markets, partially offset by continued slow recovery in China and Europe. Sequentially, we expect similar operating margin.

Net sales in fiscal year 2022 increased 50.9 million, or 20.1%, when compared to the prior year. Organic sales increased $56.1 million, or 22.2%, reflecting a broad-based geographical recovery with continued strong demand for all product groups as well as new business opportunities, including the impact of a COVID-19 lockdown in China in the fourth fiscal quarter. Acquisitions in fiscal year 2022 added $1.9 million, or 0.8% in sales. The foreign currency impact decreased sales by $7.1 million, or 2.8%.

Income from operations in the fiscal year 2022 increased $23.8 million, or 51.1% when compared to the prior year. The operating income increase was the result of organic sales growth, various pricing actions and cost saving initiatives, partially offset by material and freight cost increases.

Engraving

	2023 compared to 2022			2022 compared to 2021
(in thousands except			%			%
percentages)	2023	2022	Change	2022	2021	Change
Net sales	$152,067	$146,255	4.0%	$146,255	$147,016	(0.5%)
Income from operations	25,462	21,825	16.7%	21,825	22,510	(3.0%)
Operating income margin	16.7%	14.9%		14.9%	15.3%

Net sales in fiscal year 2023 increased by $5.8 million, or 4.0%, compared to the prior year. Organic sales increased by $14.3 million, or 9.8%, as a result of timing of customer projects. The organic sales increase was partially offset by foreign exchange impacts of $8.5 million, or 5.8%.

Income from operations in fiscal year 2023 increased by $3.6 million, or 16.7%, when compared to the prior year. Operating income increased during the period reflecting the organic sales increase and productivity actions, offsetting the foreign exchange impacts.

In the first quarter of fiscal year 2024, we expect slightly lower revenue reflecting timing of customer projects and slightly higher operating margin.

Net sales in fiscal year 2022 decreased by $0.8 million or 0.5% compared to the prior year. Organic sales increased by $0.9 million, or 0.6%, as a result of timing of projects. The sales increase was offset by foreign exchange impacts of $1.6 million, or 1.1%.

Income from operations in fiscal year 2022 decreased by $0.7 million, or 3.0%, when compared to the prior year. The decrease reflected geographic mix, partially offset by productivity initiatives.

Scientific

	2023 compared to 2022			2022 compared to 2021
(in thousands except			%			%
percentages)	2023	2022	Change	2022	2021	Change
Net sales	$74,924	$83,850	(10.6%)	$83,850	$79,421	5.6%
Income from operations	17,109	17,861	(4.2%)	17,861	18,240	(2.1%)
Operating income margin	22.8%	21.3%		21.3%	23.0%

Net sales in fiscal year 2023 decreased by $8.9 million, or 10.6% when compared to the prior year.  Net sales decreased as expected due to lower demand for cold storage surrounding COVID-19 vaccine distribution partially offset by pricing actions.

Income from operations in fiscal year 2023 decreased by $0.8 million, or 4.2%, when compared to the prior year. Operating income decrease reflects lower sales volume, partially offset by pricing and productivity actions and lower oceanic freight costs.

In the first quarter of fiscal year 2024, on a sequential basis, we expect similar revenue and operating margin.

Net sales in fiscal year 2022 increased by $4.4 million, or 5.6% when compared to the prior year. The net sales increase reflected overall growth in end markets, such as pharmaceutical channels, clinical settings, and academic laboratories, including continued strong demand for cold storage surrounding COVID-19 vaccine distribution and the general market recovery as well as pricing actions.

Income from operations in fiscal year 2022 decreased $0.4 million or 2.1%, reflected higher freight costs and investments in new product development, offset by revenue growth and pricing actions.

Engineering Technologies

	2023 compared to 2022			2022 compared to 2021
(in thousands except			%			%
percentages)	2023	2022	Change	2022	2021	Change
Net sales	$81,079	$78,117	3.8%	$78,117	$75,562	3.4%
Income from operations	11,050	8,776	25.9%	8,776	6,164	42.4%
Operating income margin	13.6%	11.2%		11.2%	8.2%

Net sales in fiscal year 2023 increased $3.0 million, or 3.8%, when compared to the prior year. Organic sales increased by $4.1 million, or 5.3%, offset by foreign currency impacts of $1.1 million, or 1.5%, as compared to the prior year period. Organic sales change was primarily due to increases in new product development of  new solutions provided to customers in the aerospace and defense markets.

Income from operations in fiscal year 2023 increased $2.3 million, or 25.9%, when compared to the prior year. The increase was primarily due to productivity initiatives, volume increases and the impact of a one-time project related charge in first quarter of fiscal year 2022 that did not repeat.

In the first quarter of fiscal year 2024, on a sequential basis, we expect a significant decrease in revenue reflecting timing of projects and a slight to moderate decrease in operating margin, with productivity initiatives mostly offsetting the impact of volume decline and higher mix of development projects. The long-term demand remains robust with the current backlog and new platform development funnel expected to provide solid foundation for growth in the second half of fiscal year 2024 and beyond.

Net sales in fiscal year 2022 decreased $2.6 million, or 3.4%, when compared to the prior year. Sales distribution by market in 2022 was as follows: 40% space, 23% aviation, 19% defense, 7% energy, and 11% other markets. Sales in the prior year period included revenue of $9.2 million related to our divested Enginetics business. Excluding the impact of the divestiture, sales increased $11.8 million primarily due to customer demand in the commercial aviation market, along with an increase in sales into the space end market, particularly related to commercialization of space and a medical market customer demand surge.

Income from operations in fiscal year 2022 increased $2.6 million, or 42.4%, when compared to the prior year. The increase was primarily due to cost saving measures implemented during the pandemic and maintained as economic activity resumed along with the absences of losses associated with the Enginetics business, offset by a $1.1 million one-time project-related charge.

Specialty Solutions

	2023 compared to 2022			2022 compared to 2021
(in thousands except			%			%
percentages)	2023	2022	Change	2022	2021	Change
Net sales	$127,106	$122,827	3.5%	$122,827	$100,864	21.8%
Income from operations	25,368	15,579	62.8%	15,579	14,358	8.5%
Operating income margin	20.0%	12.7%		12.7%	14.2%

Net sales for fiscal year 2023 increased $4.3 million, or 3.5% when compared to the prior year. Organic sales increased $16.7 million, or 13.6% excluding Procon, as compared to the prior year period. The increased sales volume is primarily due to pricing realization, strong market demand and the absence of the labor work stoppage in two plants during the prior year. The impact of the Procon divestiture partially offset the organics sales increase.

Income from operations for fiscal year 2023 increased $9.8 million, or 62.8%, when compared to the prior year.  Operating income increased due to sales increases in Display Merchandising, pricing actions and the impact of the labor work stoppage in two plants during the prior year.

In the first quarter of fiscal year 2024, on a sequential basis, we expect a slight decrease in revenue and operating margin.

Net sales for fiscal year 2022 increased $22.0 million, or 21.8%, when compared to the prior year. Organic sales increased $22.9 million, or 22.7%. Increased sales volume was primarily due to a continued recovery in the Pumps and Merchandising businesses and pricing actions, partially offset by the impact of a temporary work stoppage which was resolved during the first quarter.

Income from operations for fiscal year 2022 increased $1.2 million, or 8.5%, when compared to the prior year primarily as a result of increased sales volume in the Pumps and Merchandising businesses, partially offset by higher costs of labor, including the temporary work stoppage in the first quarter and higher raw material and ocean freight costs.

Corporate, Restructuring and Other

	2023 compared to 2022			2022 compared to 2021
(in thousands except			%			%
percentages)	2023	2022	Change	2022	2021	Change
Corporate	$ (35,207)	$ (34,413)	2.3%	$ (34,413)	$ (29,674)	16.0%
Gain (loss) on sale of business	62,105	-	100.0%	-	(14,624)	100.0%
Restructuring costs	(3,831)	(4,399)	(12.9%)	(4,399)	(3,478)	26.5%
Acquisition related costs	(557)	(1,618)	(65.6%)	(1,618)	(931)	73.8%
Other operating income (expense), net	611	(5,745)	100.0%	(5,745)	-	-

Corporate expenses in fiscal year 2023 increased $0.8 million, or 2.3%, when compared to the prior year, primarily due to employee related compensation accruals and research and development costs.

Corporate expenses in fiscal year 2022 increased $4.7 million, or 16%, when compared to the prior year, primarily due to employee related compensation accruals and research and development costs.

The gain on sale of business, restructuring costs, acquisition related costs and other operating income (expense), net have been discussed above in the Company Overview.

Discontinued Operations

In pursing our business strategy, the Company may divest certain businesses. Future divestitures may be classified as discontinued operations based on their strategic significance to the Company.  Activity related to discontinued operations is as follows (in thousands):

	Year Ended June 30,
	2023	2022	2021
Profit (loss) before taxes	$(204)	$(113)	$(2,620)
Benefit (provision) for taxes	43	24	550
Net income (loss) from discontinued operations	$(161)	$(89)	$(2,070)

Liquidity and Capital Resources

At June 30, 2023, our total cash balance was $195.7 million, of which $98.6 million was held outside of the United States.  During fiscal years 2023, 2022 and 2021, we repatriated $29.1 million, $30.8 million, and $37.6 million of our cash previously held outside of the United States, respectively.  The amount and timing of cash repatriation is dependent upon foreign exchange rates and each business unit’s operational needs including requirements to fund working capital, capital expenditure, and jurisdictional tax payments.  The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Cash Flow

Net cash provided by continuing operating activities for the year ended June 30, 2023 was $90.8 million compared to net cash provided by continuing operating activities of $78.1 million in the prior year. We generated $116.6 million from income statement activities and used $18.2 million of cash to fund working capital and other balance sheet account increases. Cash flow provided by investing activities for the year ended June 30, 2023 totaled $41.6 million. We generated $67.0 million in proceeds from the divestiture of the Procon business and $24.3 million was used for capital expenditures. Cash used by financing activities for the year ended June 30, 2023 was $40.0 million and included stock repurchases of $25.5 million, cash paid for dividends of $13.0 million, contingent consideration payments to the sellers of the Renco business of $1.2 million and debt modification costs of $1.7 million.

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

The fair value of the Company's U.S. defined benefit pension plan assets was $142.1 million at June 30, 2023, as compared to $157.9 million as of June 30, 2022. We participate in two multi-employer pension plans and sponsor five defined benefit plans including two in the U.S. and one each in the U.K., Germany and Japan.  The Company’s pension plan is frozen for U.S. employees and participants in the plan ceased accruing future benefits.  Our primary U.S. defined benefit plan is not 100% funded under ERISA rules at June 30, 2023. Obligations under our defined benefit plan operated in Ireland have been transferred to the buyer of the Procon business as part of the divestiture.

U.S. defined benefit plan contributions of $0.2 million were made during fiscal year 2023 compared to $0.2 million during fiscal year 2022. There are required contributions of $9.8 million to the United States funded pension plan for fiscal year 2024. The Company expects to make contributions during fiscal year 2024 of $0.2 million and $0.2 million to its unfunded defined benefit plans in the U.S. and Germany, respectively. Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have evaluated the current and long-term cash requirements of our defined benefit and defined contribution plans as of June 30, 2023 and determined our operating cash flows from continuing operations and available liquidity are expected to be sufficient to cover the required contributions under ERISA and other governing regulations.

We have an insurance program in place to fund supplemental retirement income benefits for three retired executives.  Current executives and new hires are not eligible for this program. At June 30, 2023, the underlying policies had a cash surrender value of $11.7 million and are reported net of loans of $5.0 million for which we have the legal right of offset. These amounts are reported net on our balance sheet.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes. As of June 30, 2023, the Company has used $3.0 million against the letter of credit sub-facility and had the ability to borrow $371.5 million under the facility based on our current trailing twelve-month EBITDA. The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants. The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1. Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition related charges up to the lower of $20.0 million or 10% of EBITDA. The facility allows for unlimited non-cash charges including purchase accounting and goodwill adjustments. At June 30, 2023, the Company’s Interest Coverage Ratio was 20.61:1.

Leverage Ratio- The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1. Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period. At June 30, 2023, the Company’s Leverage Ratio was 0.84:1.

As of June 30, 2023, we had borrowings under our facility of $175.0 million.  In order to manage our interest rate exposure on these borrowings, we are party to $175.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from SOFR to a weighted average rate of 1.13%.  The effective rate of interest for our outstanding borrowings, including the impact of the interest rate swaps, was 2.97%.  Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.

In connection with the acquisition of Renco, we assumed $0.7 million of debt under the Paycheck Protection Program, within the United States Coronavirus Aid, Relief, and Economic Security ("CARES") Act. These borrowings were forgiven in June 2021.

Our primary sources of cash are cash flows from continuing operations and borrowings under the facility.  We expect that fiscal year 2024 depreciation and amortization expense will be between $22.0 million and $24.0 million and $8.0 million and $10.0 million, respectively.

The following table sets forth our capitalization at June 30:

	2023	2022
Long-term debt	$173,441	$174,830
Less cash and cash equivalents	195,706	104,844
Net (cash) debt	(22,265)	69,986
Stockholders' equity	607,449	499,343
Total capitalization	$585,184	$569,329

Stockholders’ equity increased year over year by $108.1 million, primarily as a result of current year net income of $139.0 million offset by $38.5 million of cash returned to shareholders in the form of dividends and stock repurchases. The Company's net (cash) debt to capital percentage changed to (3.8)% as of June 30, 2023 from 12.3% in the prior year.

At June 30, 2023, we expect to pay estimated interest payments of $7.9 million within the next five years. This estimate is based upon effective interest rates as of June 30, 2023 and excludes any interest rate swaps which are assets to us. See Item 7A for further discussions surrounding interest rate exposure on our variable rate borrowings.

Post-retirement benefits and pension plan contribution payments represents future pension payments to comply with local funding requirements. Our policy is to fund domestic pension liabilities in accordance with the minimum and maximum limits imposed by the Employee Retirement Income Security Act of 1974 ("ERISA"), federal income tax laws and the funding requirements of the Pension Protection Act of 2006. At June 30, 2023, we expect to pay estimated post-retirement benefit payments of $10.2 million during fiscal year 2024. See "Item 8. Financial Statements and Supplementary Data, Note 16. Employee Benefit Plans" for additional information regarding these obligations.

At June 30, 2023, we had $33.8 million of operating lease obligations. See "Item 8. Financial Statements and Supplementary Data, Note 20. Leases" for additional information regarding these obligations.

At June 30, 2023, we had $9.5 million of non-current liabilities for uncertain tax positions. We are not able to provide a reasonable estimate of the timing of future payments related to these obligations.

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

Realization of Goodwill – Goodwill and certain indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount of the asset.  The Company’s annual test for impairment is performed using a May 31st measurement date. We have identified six reporting units for impairment testing: Electronics, Engraving, Scientific, Engineering Technologies, Federal, and Hydraulics.

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

Our annual impairment testing at each reporting unit relied on assumptions surrounding general market conditions, short-term growth rates, a terminal growth rate of 2.5%, and detailed management forecasts of future cash flows prepared by the relevant reporting unit.  Fair values were determined primarily by discounting estimated future cash flows at a weighted average cost of capital of 11.5%.  During our annual impairment testing, we evaluated the sensitivity of our most critical assumption, the discount rate, and determined that a 100-basis point change in the discount rate selected would not have impacted the test results.  Additionally, the Company could reduce the terminal growth rate from its current 2.5% to 1.0% and the fair value of all reporting units would still exceed their carrying value.

While we believe that our estimates of future cash flows are reasonable, changes in assumptions could significantly affect our valuations and result in impairments in the future.  The most significant assumption involved in the Company’s determination of fair value is the cash flow projections of each reporting unit.

As a result of our annual assessment in the fourth quarter of fiscal year 2023, the Company determined that the fair value of the six reporting units substantially exceeded their respective carrying values.  Therefore, no impairment charges were recorded in connection with our annual assessment during the fourth quarter of fiscal year 2023.

Cost of Employee Benefit Plans – We provide a range of benefits to certain retirees, including pensions and some postretirement benefits.  We record expenses relating to these plans based upon various actuarial assumptions such as discount rates, assumed rates of return, compensation increases and turnover rates.  The expected return on plan assets assumption of 6.5% in the U.S. is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.  We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets as well as our current expectations for long-term rates of returns for our pension assets.  The U.S. discount rate of 5.6% reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.  We review our actuarial assumptions, including discount rate and expected long-term rate of return on plan assets, on at least an annual basis and make modifications to the assumptions based on current rates and trends when appropriate.  Based on information provided by our actuaries and other relevant sources, we believe that our assumptions are reasonable.

The cost of employee benefit plans includes the selection of assumptions noted above.  A twenty-five-basis point change in the U.S. expected return on plan assets assumptions, holding our discount rate and other assumptions constant, would increase or decrease pension expense by approximately $0.5 million per year.  A twenty-five-basis point change in our discount rate, holding all other assumptions constant, would have no impact on 2023 pension expense as changes to amortization of net losses would be offset by changes to interest cost.  In future years, the impact of discount rate changes could yield different sensitivities. See the Notes to the Consolidated Financial Statements for further information regarding pension plans.

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

 Recently Issued Accounting Pronouncements

See "Item 8. Financial Statements and Supplementary Data, Note 1. Summary of Accounting Policies” for information regarding the effect of recently issued accounting pronouncements on our consolidated statements of operations, comprehensive income, stockholders’ equity, cash flows, and notes for the year ended June 30, 2023.

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

Exchange Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts and the fact that most of our foreign currency sales are transacted in their functional currency.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as loan payments, customer remittances, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At June 30, 2023 and 2022, the fair value, in the aggregate, of the Company’s open foreign exchange contracts was a liability of $1.7 million and $0.6 million respectively.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at June 30, 2023, would not result in a material change in our operations, financial position, or cash flows.  We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate

The Company’s effective interest rate on borrowings was 2.97% and 2.53% at June 30, 2023 and 2022, respectively.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings and is mitigated by our use of interest rate swap agreements to modify our exposure to interest rate movements.  At June 30, 2023, we have $175.0 million of active floating to fixed rate swaps with terms ranging from one to three years.  These swaps convert our interest payments from SOFR to a weighted average rate of 1.13%.  At June 30, 2023, the fair value, in the aggregate, of the Company’s interest rate swaps were assets of $10.2 million. At June 30, 2022, the fair value, in the aggregate, of the Company’s interest rate swaps were assets of $8.4 million. A 25-basis point increase in interest rates would not change our annual interest expense as all of our outstanding debt is currently converted to fixed rate debts by means of interest rate swaps.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of June 30, 2023, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

The Engineering Technologies, Specialty Solutions, and Electronics segments are all sensitive to price increases for steel and aluminum products, other metal commodities such as rhodium and copper, and petroleum-based products. We continue to experience price fluctuations for a number of materials including rhodium, steel, and other metal commodities.  These materials are some of the key elements in the products manufactured in these segments.  Wherever possible, we will implement price increases to offset the impact of changing prices.  The ultimate acceptance of these price increases, if implemented, will be impacted by our affected divisions’ respective competitors and the timing of their price increases.

Item 8. Financial Statements and Supplementary Data

Standex International Corporation and Subsidiaries

Consolidated Balance Sheets

As of June 30 (in thousands, except share data)	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$195,706	$104,844
Accounts receivable, net	123,440	117,075
Inventories	98,537	105,339
Prepaid expenses and other current assets	64,739	45,210
Income taxes receivable	831	6,530
Total current assets	483,253	378,998

Property, plant and equipment, net	130,937	128,584
Intangible assets, net	75,651	85,770
Goodwill	264,821	267,906
Deferred tax asset	14,602	8,186
Operating lease right-of-use asset	33,273	39,119
Other non-current assets	22,392	25,876
Total non-current assets	541,676	555,441

Total assets	$1,024,929	$934,439

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$68,601	$74,520
Accrued liabilities	62,031	67,773
Income taxes payable	10,335	8,475
Total current liabilities	140,967	150,768

Long-term debt	173,441	174,830
Operating lease long-term liabilities	25,774	31,357
Accrued pension and other non-current liabilities	77,298	78,141
Total non-current liabilities	276,513	284,328

Contingencies (Note 12)

Stockholders' equity:
Common stock, par value $1.50 per share - 60,000,000 shares authorized, 27,984,278 issued, 11,744,991 and 11,824,128 shares outstanding in 2023 and 2022	41,976	41,976
Additional paid-in capital	100,555	91,200
Retained earnings	1,027,279	901,421
Accumulated other comprehensive loss	(158,477)	(153,312)
Treasury shares (16,239,287 shares in 2023 and 16,160,150 shares in 2022)	(403,884)	(381,942)
Total stockholders' equity	607,449	499,343

Total liabilities and stockholders' equity	$1,024,929	$934,439

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended June 30
(in thousands, except per share data)	2023	2022	2021
Net sales	$741,048	$735,339	$656,232
Cost of sales	(455,952)	(465,393)	(414,971)
Gross profit	285,096	269,946	241,261

Selling, general and administrative expenses	172,335	169,890	163,063
Restructuring costs	3,831	4,399	3,478
(Gain) loss on sale of business	(62,105)	-	14,624
Acquisition related costs	557	1,618	931
Other operating (income) expense, net	(611)	5,745	-
Income from operations	171,089	88,294	59,165

Interest expense	5,405	5,874	5,992
Other non-operating (income) expense, net	1,735	1,131	473
Income from continuing operations before income taxes	163,949	81,289	52,700
Provision for income taxes	(24,796)	(19,807)	(14,157)
Income from continuing operations	139,153	61,482	38,543

Income (loss) from discontinued operations, net of tax	(161)	(89)	(2,070)

Net income	$138,992	$61,393	$36,473

Basic earnings per share:
Income (loss) from continuing operations	$11.78	$5.13	$3.17
Income (loss) from discontinued operations	(0.01)	-	(0.17)
Total	$11.77	$5.13	$3.00

Diluted earnings per share:
Income (loss) from continuing operations	$11.59	$5.07	$3.14
Income (loss) from discontinued operations	(0.01)	(0.01)	(0.17)
Total	$11.58	$5.06	$2.97

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Years Ended June 30 (in thousands)	2023	2022	2021

Net income	$138,992	$61,393	$36,473
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs, net of tax	$(2,964)	$(4,702)	$12,425
Amortization of unrecognized costs, net of tax	2,844	4,433	5,083
Derivative instruments:
Change in unrealized gains, net of tax	4,544	7,582	3,041
Amortization of unrealized gains and (losses) into interest expense, net of tax	(2,895)	1,950	1,168
Foreign currency translation gains (losses), net of tax	(6,694)	(46,435)	9,802
Other comprehensive income (loss), net of tax	$(5,165)	$(37,172)	$31,519
Comprehensive income	$133,827	$24,221	$67,992

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

				Accumulated
				Other
		Additional		Comprehensive			Total
For the Years Ended June 30	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, June 30, 2020	$41,976	$72,752	$827,656	$(147,659)	15,748	$(333,093)	$461,632
Stock issued under incentive compensation plans and employee purchase plans	-	(332)	-	-	(76)	1,605	1,273
Stock-based compensation	-	8,368	-	-	-	-	8,368
Treasury stock acquired	-	-	-	-	268	(21,200)	(21,200)
Comprehensive income:	-	-		-	-	-
Net income	-	-	36,473	-	-	-	36,473
Foreign currency translation adjustment	-	-	-	9,802	-	-	9,802
Pension, net of tax of $5.6 million	-	-	-	17,508	-	-	17,508
Change in fair value of derivatives, net of tax of $0.9 million	-	-	-	4,209	-	-	4,209
Dividends declared ($0.94 per share)	-	-	(11,640)	-	-	-	(11,640)
Balance, June 30, 2021	$41,976	$80,788	$852,489	$(116,140)	15,940	$(352,688)	$506,425
Stock issued under incentive compensation plans and employee purchase plans	-	(756)	-	-	(97)	2,171	1,415
Stock-based compensation	-	11,168	-	-	-	-	11,168
Treasury stock acquired	-	-	-	-	317	(31,425)	(31,425)
Comprehensive income:
Net income	-	-	61,393	-	-	-	61,393
Foreign currency translation adjustment	-	-	-	(46,435)	-	-	(46,435)
Pension, net of tax of $1.6 million	-	-	-	(269)	-	-	(269)
Change in fair value of derivatives, net of tax of $2.8 million	-	-	-	9,532	-	-	9,532
Dividends declared ($1.02 per share)	-	-	(12,461)	-	-	-	(12,461)
Balance, June 30, 2022	$41,976	$91,200	$901,421	$(153,312)	16,160	$(381,942)	$499,343
Stock issued under incentive compensation plans and employee purchase plans	-	(2,355)	-	-	(155)	3,696	1,341
Stock-based compensation	-	11,710	-	-	-	-	11,710
Treasury stock acquired	-	-	-	-	234	(25,638)	(25,638)
Comprehensive income:
Net income	-	-	138,992	-	-	-	138,992
Foreign currency translation adjustment	-	-	-	(6,694)	-	-	(6,694)
Pension, net of tax of $1.8 million	-	-	-	(120)	-	-	(120)
Change in fair value of derivatives, net of tax of $0.5 million	-	-	-	1,649	-	-	1,649
Dividends declared ($1.10 per share)	-	-	(13,134)	-	-	-	(13,134)
Balance, June 30, 2023	$41,976	$100,555	$1,027,279	$(158,477)	16,239	$(403,884)	$607,449

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended June 30 (in thousands)	2023	2022	2021
Cash Flows from Operating Activities
Net income	$138,992	$61,393	$36,473
Income (loss) from discontinued operations	(161)	(89)	(2,070)
Income from continuing operations	139,153	61,482	38,543
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,474	29,697	33,241
Stock-based compensation	11,710	11,168	8,368
Gain on sale of real estate and equipment	(199)	(456)	-
Non-cash portion of restructuring charge	(444)	1,691	(489)
(Gain) loss on sale of business	(62,105)	-	14,624
Gain from extinguishment of debt - PPP loan	-	-	(713)
Deferred income taxes	(7,125)	(1,967)	836
Life insurance benefit	-	(193)	-
Contributions to defined benefit plans	(451)	(535)	(8,120)
Increase/(decrease) in cash from changes in assets and liabilities, net of effects from discontinued operations and business acquisitions:
Accounts receivables, net	(9,643)	(11,571)	(5,542)
Inventories	(912)	(18,183)	(7,717)
Prepaid expenses and other assets	(5,962)	(9,072)	(8,000)
Accounts payable	(3,145)	6,132	17,612
Accrued liabilities, pension and other liabilities	(5,470)	2,206	4,920
Income taxes payable	6,887	7,738	(5,697)
Net cash provided by operating activities from continuing operations	90,768	78,137	81,866
Net cash provided by (used for) operating activities from discontinued operations	33	(421)	1,716
Net cash provided by operating activities	90,801	77,716	83,582
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(24,270)	(23,891)	(21,752)
Expenditures for acquisitions, net of cash acquired	-	(12,978)	(27,406)
Expenditures for executive life insurance policies	(278)	(248)	(243)
Proceeds from sale of business	67,023	-	11,678
Proceeds from sale of real estate and equipment	1,742	1,820	117
Proceeds withdrawn from life insurance policies	-	4,974	-
Other investing activity	(2,654)	(721)	(1,485)
Net cash provided by (used for) investing activities from continuing operations	41,563	(31,044)	(39,091)
Net cash provided by investing activities from discontinued operations	-	-	-
Net cash (used for) investing activities	41,563	(31,044)	(39,091)
Cash Flows from Financing Activities
Proceeds from borrowings	224,500	-	17,000
Payments of debt	(226,200)	(25,000)	(17,000)
Contingent consideration payment	(1,167)	(2,167)	(356)
Activity under share-based payment plans	1,341	1,415	1,273
Purchase of treasury stock	(25,527)	(31,425)	(21,200)
Cash dividends paid	(12,985)	(12,249)	(11,449)
Net cash (used for) financing activities	(40,038)	(69,426)	(31,732)
Effect of exchange rate changes on cash	(1,464)	(8,769)	4,799
Net change in cash and cash equivalents	90,862	(31,523)	17,558
Cash and cash equivalents at beginning of year	104,844	136,367	118,809
Cash and cash equivalents at end of year	$195,706	$104,844	$136,367

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$4,232	$4,745	$4,904
Income taxes, net of refunds	$26,197	$17,987	$17,185

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Accounting Policies

Basis of Presentation and Consolidation

Standex International Corporation (“Standex” or the “Company”) is a diversified industrial manufacturer in five broad business segments: Electronics, Engraving, Scientific, Engineering Technologies, and Specialty Solutions with operations in the United States, Europe, Canada, Japan, Singapore, Mexico, Turkey, South Africa, India, and China. The accompanying consolidated financial statements include the accounts of Standex International Corporation and its subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

The Company considers events or transactions that occur after the balance sheet date, but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. We evaluated subsequent events through the date and time our consolidated financial statements were issued.

Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. Estimates are based on historical experience, actuarial estimates, current conditions and various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when they are not readily apparent from other sources. These estimates assist in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The estimates and assumptions used in the preparation of the consolidated financial statements have considered the implications on the Company as a result of ongoing global events and related economic impacts. As a result, there is heightened volatility and uncertainty around supply chain performance, labor availability, and customer demand. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of June 30, 2023 and the issuance date of this Annual Report on Form 10-K.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments purchased with a maturity of three months or less. These investments are carried at cost, which approximates fair value. At June 30, 2023 and 2022, the Company’s cash was comprised solely of cash on deposit.

Trading Securities

The Company purchases investments for its non-qualified defined contribution plan for employees who exceed certain thresholds under our traditional 401(k) plan. These investments are classified as trading and reported at fair value. The investments, generally consisting of mutual funds, are included in other non-current assets and amounted to $3.7 million at  June 30, 2023 and $3.0 million at June 30, 2022. Gains and losses on these investments are recorded as other non-operating (income) expense, net in the Consolidated Statements of Operations.

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

The changes in the allowances for credit losses accounts during 2023, 2022, and 2021 were as follows (in thousands):

	2023	2022	2021
Balance at beginning of year	$2,214	$1,588	$2,113
Acquisitions and other	-	104	20
Provision charged to expense	1,521	699	605
Write-offs, net of recoveries	(947)	(177)	(1,150)
Balance at end of year	$2,788	$2,214	$1,588

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

The Company did not have any transfers of assets and liabilities among levels of the fair value measurement hierarchy during the years ended June 30, 2023 or 2022. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, accounts payable and debt are carried at cost, which approximates fair value.

The fair values of our financial instruments at June 30, 2023 and 2022 were (in thousands):

	2023
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - deferred compensation plan	$3,720	$3,720	$-	$-
Foreign exchange contracts	-	-	-	-
Interest rate swaps	10,235	-	10,235	-
Debt securities	2,729	-	-	2,729
Equity securities	2,046	-	-	2,046

Financial Liabilities
Foreign exchange contracts	$1,722	-	1,722	-
Interest rate swaps	-	-	-	-

	2022
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - deferred compensation plan	$3,033	$3,033	$-	$-
Foreign exchange contracts	122	-	122	-
Interest rate swaps	8,420	-	8,420	-

Financial Liabilities
Foreign exchange contracts	$711	-	711	-
Interest rate swaps	-	-	-	-
Contingent consideration(a)	1,167	-	-	1,167

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

The Company is obligated to pay contingent consideration to the sellers of GS Engineering in the event that certain revenue and gross margin targets are achieved during the five years following acquisition. The targets set in the GS stock purchase agreement were not met for the first, second, third or fourth year, which concluded in the fourth quarter of fiscal years 2020, 2021, 2022 and 2023 respectively.  As of June 30, 2023, the Company could be required to pay up to $12.8 million for contingent consideration arrangements if the revenue and gross margin targets are met in fiscal year 2024.

The Company is also obligated to pay contingent consideration to the sellers of Renco Electronics in the event that certain earnings targets are achieved during the three years following acquisition. During the first quarter of fiscal year 2022, the Company paid $1.2 million to the sellers as Renco exceeded the defined revenue targets during the first year of the measurement period. During the third quarter of fiscal year 2022, the parties agreed to reduce and fix the aggregate earnout payments to a total of $3.4 million. The parties also agreed to accelerate the payment of the remaining unpaid amounts. During the fourth quarter of fiscal year 2022, the Company paid $1.0 million to the sellers of Renco. The remaining $1.2 million was paid in the first quarter of fiscal year 2023.

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

Additionally, the Company has financial assets based upon Level 3 inputs, which represent investments in a privately held company.

The Company invested $2.0 million for equity securities of a company whose securities are not publicly traded and where fair value is not readily available. This was recorded as an investment within Other non-current assets in the consolidated balance sheets to reflect the initial fair value of the stock acquired. These investments are recorded using either the equity method of accounting or the cost minus impairment adjusted for observable price changes, depending on ownership percentage and other factors that suggest significant influence. The Company concluded it does not have a significant ownership percentage or influence. The Company monitors this investment to evaluate whether any increase or decline in the value has occurred, based on the implied value of recent company financings, public market prices of comparable companies and general market conditions.

In the third quarter of fiscal year 2023, the Company purchased $2.7 million of debt securities from the same privately held company. The available for sale asset was recorded in current asset in the Prepaid expenses and other current assets line of the consolidated balance sheet to reflect the initial fair value of the instrument acquired. This asset will mature one year from the date of issuance. Available-for-sale debt securities are recorded at fair market value and unrealized gains and losses are included in accumulated other comprehensive income (loss) in equity, net of related tax effects, unless the security has experienced a credit loss, we have determined that we have the intent to sell the security or we have determined that it is more likely than not that we will have to sell the security before its expected recovery. Realized gains and losses are reported in other (income) expense, net.

There have been no changes in the fair value of the estimates for the Level 3 assets in fiscal year 2023 other than the impact of foreign exchange, which increased the fair value of the equity securities by less than $0.1 million from the prior year.

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

Our total advertising expenses, which are classified under selling, general, and administrative expenses are primarily related to trade shows, and totaled $2.7 million, $2.3 million, and $1.7 million for the years ended June 30, 2023, 2022, and 2021, respectively.

Research and Development

Research and development expenditures are expensed as incurred. Total research and development costs, which are classified under selling, general, and administrative expenses, were $17.2 million, $12.2 million, and $9.6 million for the years ended June 30, 2023, 2022, and 2021, respectively.

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

The changes in the continuing operations warranty reserve, which are recorded as accrued liabilities, during 2023, 2022, and 2021 were as follows (in thousands):

	2023	2022	2021
Balance at beginning of year	$1,918	$2,086	$1,781
Acquisitions and other charges	-	(29)	68
Warranty expense	1,939	1,083	2,007
Warranty claims	(1,763)	(1,222)	(1,770)
Balance at end of year	$2,094	$1,918	$2,086

The increase in warranty expense during 2023 compared to 2022 is primarily due to increased warranty claims in Specialty Solutions driven by increases in sales covered by warranty during the most recent fiscal year.

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

Income Taxes

The income tax provision from continuing operations for the fiscal year ended June 30, 2023 was $24.8 million, or an effective rate of 15.1%, compared to $19.8 million, or an effective rate of 24.4%, for the year ended June 30, 2022, and $14.2 million, or an effective rate of 26.9%, for the year ended June 30, 2021. Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, the amount of our income or loss, the mix of income earned in the U.S. versus outside the U.S., the effective tax rate in each of the countries in which we earn income, and any one-time tax issues which occur during the period.

The income tax provision from continuing operations for the fiscal year ended June 30, 2023 was impacted by the following items: (i) a tax benefit of $4.3 million due to the mix of income in various jurisdictions, (ii) tax benefits of $14.3 million primarily related to foreign tax credits of $11.6 million, as well as Federal R&D tax credits of $2.7 million, (iii) a tax provision of $11.3 million related to the U.S. tax effects of international operations, and (iv) a tax benefit of $5.0 million relating to the partial release of the valuation allowance on capital loss carryforwards, which were utilized against the capital gain recognized on the divestiture of the Procon business.

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

Earnings Per Share

(share amounts in thousands)	2023	2022	2021
Basic – Average Shares Outstanding	11,810	11,974	12,156
Effect of Dilutive Securities – Stock Options and Restricted Stock Awards	199	149	102
Diluted – Average Shares Outstanding	12,009	12,123	12,258

Both basic and diluted income is the same for computing earnings per share. There were no outstanding instruments that had an anti-dilutive effect at June 30, 2023, 2022 or 2021.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that we adopt as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards had or may have a material impact on its condensed consolidated financial statements or disclosures.

2. Acquisitions

The Company’s recent acquisitions are strategically significant to the future growth prospects of the Company.  At the time of the acquisition and June 30, 2023, the Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

Subsequent to the end of the fiscal year 2023, on July 31, 2023, the Company paid approximately $30.0 million in cash for the purchase of all the issued and outstanding equity interests of Minntronix, a privately held company. Minntronix designs and manufactures customized as well as standard magnetics components and products including transformers, inductors, current sensors, coils, chokes, and filters. The products are used in applications across cable fiber, smart meters, industrial control and lighting, electric vehicles, and home security markets.

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

The components of the fair value of the Sensor Solutions acquisition, including the final allocation of the purchase price are as follows (in thousands):

Final Allocation
Fair value of business combination:
Cash payments	$10,016
Less, cash acquired	(114)
Total	$9,902

Identifiable assets acquired and liabilities assumed:
Other acquired assets	$488
Inventories	529
Property, plant, and equipment	420
Identifiable intangible assets	2,780
Goodwill	5,840
Liabilities assumed	(155)
Total	$9,902

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

Acquisition related expenses were $0.6 million, $1.6 million and $0.9 million for fiscal years 2023, 2022 and 2021, respectively.

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

Disaggregation of Revenue from Contracts with Customers

The following table presents revenue disaggregated by product line and segment (in thousands):

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Electronics	305,872	304,290	253,369

Engraving Services	145,616	136,779	137,159
Engraving Products	6,451	9,476	9,857
Total Engraving	152,067	146,255	147,016

Scientific	74,924	83,850	79,421

Engineering Technologies	81,079	78,117	75,562

Hydraulics Cylinders and System	61,010	54,864	48,776
Merchandising & Display	44,836	34,305	26,049
Pumps	21,260	33,658	26,039
Total Specialty Solutions	127,106	122,827	100,864

Total revenue by product line	$741,048	$735,339	$656,232

The following table presents revenue from continuing operations disaggregated by geography based on company’s locations (in thousands):

	Year Ended
Net sales	June 30, 2023	June 30, 2022	June 30, 2021
United States	$449,820	$429,368	$386,829
Asia Pacific	130,130	148,028	125,516
EMEA (1)	144,672	143,967	129,908
Other Americas	16,426	13,976	13,979
Total	$741,048	$735,339	$656,232

(1)  EMEA consists primarily of Europe, Middle East and S. Africa.

The following table presents revenue from continuing operations disaggregated by timing of recognition (in thousands):

	Year Ended
Timing of Revenue Recognition	June 30, 2023	June 30, 2022	June 30, 2021
Products and services transferred at a point in time	$668,633	$675,461	$619,029
Products transferred over time	72,415	59,878	37,203
Net sales	$741,048	$735,339	$656,232

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

The following table provides information about contract assets and liability balances (in thousands):

Year ended June 30, 2023	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Prepaid expenses and other current assets	$24,679	69,402	62,943	$31,138
Contract liabilities:
Customer deposits	$41	15,505	15,546	$-

Year ended June 30, 2022	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Prepaid expenses and other current assets	$15,013	44,168	34,502	$24,679
Contract liabilities:
Customer deposits	$471	12,972	13,402	$41

We recognized the following revenue which was included in the contract liability beginning balances (in thousands):

Year ended
Revenue recognized in the period from:	June 30, 2023
Amounts included in the contract liability balance at the beginning of the year	$41

Year ended
Revenue recognized in the period from:	June 30, 2022
Amounts included in the contract liability balance at the beginning of the year	$471

Year ended
Revenue recognized in the period from:	June 30, 2021
Amounts included in the contract liability balance at the beginning of the year	$2,298

4. Inventories

Inventories are comprised of (in thousands):

June 30	2023	2022
Raw materials	$45,268	$56,321
Work in process	20,389	20,592
Finished goods	32,880	28,426
Total	$98,537	$105,339

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses and were $12.2 million, $14.0 million, and $11.0 million in 2023, 2022 and 2021 respectively.

5. Property, plant and equipment

Property, plant and equipment consist of the following (in thousands):

June 30	2023	2022
Land, buildings and leasehold improvements	$79,335	$74,834
Machinery, equipment and other	217,497	208,878
Total	296,832	283,712
Less accumulated depreciation	(165,895)	(155,128)
Property, plant and equipment, net	$130,937	$128,584

Depreciation expense totaled $18.2 million, $18.0 million, and $19.2 million, respectively for the years ended June 30, 2023, 2022 and 2021.

6. Goodwill

Goodwill and certain indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. The Company’s annual test for impairment is performed using a May 31st measurement date.

The Company has identified six reporting units for impairment testing: Electronics, Engraving, Scientific, Engineering Technologies, Federal, and Hydraulics. The Specialty Solutions segment includes Federal and Hydraulics.

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

The Procon operating unit's goodwill balance of $0.2 million was written off as a part of the divestiture of the business in the third quarter of fiscal year 2023.

The Company completed its annual impairment testing as of May 31, in each of the last three fiscal years and determined that the fair value of each of its reporting units substantially exceeded each unit’s respective carrying value, therefore, no impairment charges were recorded in connection with the testing and assessment.

Changes to goodwill by segment associated with continuing operations during the fiscal year is as follows (in thousands):

	June 30, 2022	Other	Impairments	Translation Adjustment	June 30, 2023
Electronics	$136,969	$-	$-	$(3,537)	$133,432
Engraving	76,250	-	-	333	76,583
Scientific	15,454	-	-	-	15,454
Engineering Technologies	35,928	-	-	365	36,293
Specialty Solutions	3,305	(246)	-	-	3,059
Total	$267,906	$(246)	$-	$(2,839)	$264,821

7. Intangible Assets

Intangible assets consist of the following (in thousands):

		Tradenames
	Customer	(Indefinite-	Developed
	Relationships	lived)	Technology	Other	Total
June 30, 2023
Cost	$58,844	$22,328	$42,819	$3,072	$127,063
Accumulated amortization	(28,667)	-	(19,782)	(2,963)	(51,412)
Balance, June 30, 2023	$30,177	$22,328	$23,037	$109	$75,651

June 30, 2022
Cost	$58,948	$22,483	$45,006	$3,933	$130,370
Accumulated amortization	(23,847)	-	(17,326)	(3,427)	(44,600)
Balance, June 30, 2022	$35,101	$22,483	$27,680	$506	$85,770

Amortization expense from continuing operations totaled $8.6 million, $9.5 million, and $11.8 million, respectively for the years ended June 30, 2023, 2022, and 2021.

At June 30, 2023, aggregate amortization expense is estimated to be (in thousands):

2024	7,826
2025	7,425
2026	7,024
2027	6,282
2028	4,556
Thereafter	20,210
Amortization	$53,323

8. Debt

Long-term debt is comprised of the following at June 30 (in thousands):

	2023	2022
Bank credit agreements	$175,000	$175,000
Total funded debt	175,000	175,000
Issuance cost	(1,559)	(170)
Total long-term debt	$173,441	$174,830

The Company's long-term debt matures in February 2028.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of June 30, 2023, the Company had the ability to borrow $371.5 million under the facility based on our current EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants which the Company was compliant with as of June 30, 2023.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Agreement”), to interest expense for the trailing twelve months of at least 2.75:1.  Adjusted EBIT per the Credit Agreement specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition related charges up to the lower of $20 million or 10% of EBITDA. The facility also allows unlimited non-cash charges including purchase accounting and goodwill adjustments.  At June 30, 2023, the Company’s Interest Coverage Ratio was 20.61:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the credit agreement, calculated as Adjusted EBIT per the Credit Agreement plus depreciation and amortization, may not exceed 3.5:1. Under certain circumstances in connection with a Material Acquisitions (as defined in the Facility), the Credit Agreement allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period. At June 30, 2023 the Company’s Leverage Ratio was 0.84:1.

As of June 30, 2023, we had borrowings under our facility of $175.0 million and the effective rate of interest for outstanding borrowings under the facility was 2.97%. Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.

In connection with the acquisition of Renco, the company assumed $0.7 million of debt under the Paycheck Protection Program, within the United States Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. These borrowings were forgiven by the Small Business Administration ("SBA") in June 2021.

Other Long-Term Borrowings

At June 30, 2023 and 2022, the Company had standby letter of credit sub-facility outstanding, primarily for insurance and trade financing purposes of $3.0 million and $5.1 million, respectively.

9. Accrued LIABILITIES

Accrued liabilities from continuing operations recorded in our consolidated balance sheets at June 30, 2023 and 2022 consist of the following (in thousands):

	2023	2022
Payroll and employee benefits	$30,778	$31,211
Operating lease current liability	8,036	7,891
Litigation accrual	-	5,745
Warranty reserves	2,094	1,918
Restructuring costs	1,296	1,740
Workers' compensation	1,516	1,664
Contingent consideration	-	1,166
Fair value of derivatives	1,722	-
Other	16,589	16,438
Total	$62,031	$67,773

10. Derivative Financial Instruments

Interest Rate Swaps

The Company’s effective swap agreements convert the base borrowing rate on $175 million of debt due under our revolving credit agreement from a variable rate equal to one month Secured Overnight Financing Rate (SOFR) to a weighted average fixed rate of 1.13% at  June 30, 2023.

The fair value of the swaps recognized in accrued liabilities and in other comprehensive income (loss) is as follows (in thousands):

Effective Date	Notional	Fixed	Maturity	Fair Value at June 30,
	Amount	Interest Rate		2023	2022
February 6, 2023	25,000	2.80%	August 6, 2023	$59	$48
February 23, 2023	100,000	0.86%	March 23, 2025	6,716	5,538
May 25, 2023	25,000	0.81%	April 24, 2025	1,777	1,447
February 24, 2023	25,000	0.86%	March 24, 2025	1,683	1,387
				$10,235	$8,420

The Company reported no losses for the years ended June 30, 2023, 2022, and 2021, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as sales to foreign customers and loan payments between subsidiaries.  The Company enters into such contracts for hedging purposes only.  The Company has designated certain of these currency contracts as hedges, and changes in the fair value of these contracts are recognized in other comprehensive income until the hedged items are recognized in earnings.  Hedge ineffectiveness, if any, associated with these contracts will be reported in net income.  At June 30, 2023 and 2022, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized losses of $1.7 million and $0.6 million, respectively, which approximate the unrealized gains or losses on the related loans.  The contracts have maturity dates ranging from fiscal year 2024 to 2025, which correspond to the related intercompany loans.  The notional amounts of these instruments, by currency in thousands, are as follows:

Currency	2023	2022
EUR	-	5,750
CAD	16,600	16,600
JPY	2,100,000	1,000,000

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet at June 30, (in thousands):

	Asset Derivatives
	2023		2022
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$10,235	Prepaid expenses and other current assets	$8,420
Foreign exchange contracts	Prepaid expenses and other current assets	-	Prepaid expenses and other current assets	122
		$10,235		$8,542

Liability Derivatives
	2023		2022
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	$-	Accrued Liabilities	$-
Foreign exchange contracts	Accrued Liabilities	315	Accrued Liabilities	-
		$315		$-

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	2023	2022	2021
Interest rate swaps	$6,567	$9,552	$1,284
Foreign exchange contracts	(437)	380	2,072
	$6,130	$9,932	$3,356

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to net income for the periods ended (in thousands):

Details about Accumulated				Affected line item
Other Comprehensive				in the Statements
Income (Loss) Components	2023	2022	2021	of Operations
Interest rate swaps	$(4,704)	$1,964	$2,287	Interest expense
Foreign exchange contracts	672	469	(557)	Other non-operating income
	$(4,032)	$2,433	$1,730

11. Income Taxes

The components of income from continuing operations before income taxes are as follows (in thousands):

	2023	2022	2021
U.S. Operations	$52,091	$11,885	$4,997
Non-U.S. Operations	111,858	69,404	47,703
Total	$163,949	$81,289	$52,700

The Company utilizes the asset and liability method of accounting for income taxes.  Deferred income taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws.  The components of the provision for income taxes on continuing operations (in thousands) were as shown below:

	2023	2022	2021
Current:
Federal	$7,207	$935	$(2,592)
State	4,242	(651)	307
Non-U.S.	20,472	21,490	15,606
Total Current	$31,921	$21,774	$13,321
Deferred:
Federal	$(6,978)	$486	$1,469
State	(489)	(892)	374
Non-U.S.	342	(1,561)	(1,007)
Total Deferred	(7,125)	(1,967)	836
Total	$24,796	$19,807	$14,157

A reconciliation from the U.S. Federal income tax rate on continuing operations to the total tax provision is as follows:

	2023	2022	2021
Provision at statutory tax rate	21.0%	21.0%	21.0%
State taxes	1.7%	(1.4%)	1.4%
Impact of foreign operations	(2.6%)	5.3%	4.0%
Federal tax credits	(8.7%)	(2.7%)	(1.0%)
Cash repatriation	1.0%	1.1%	4.6%
SubF/GILTI	6.9%	0.0%	0.0%
Uncertain Tax Positions	(0.1)%	1.3%	1.5%
Benefit from U.S. tax loss carryback to prior years	0.0%	0.0%	(1.8%)
Tax expense on Enginetics disposal	0.0%	0.0%	2.0%
Return to provision	(1.3%)	(1.6%)	(3.2%)
Valuation allowance release	(3.1%)	0.0%	(2.3%)
Tax expense on Procon Pumps disposal	0.2%	0.0%	0.0%
Other	0.1%	1.3%	0.8%
Effective income tax provision	15.1%	24.4%	26.9%

Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, size of the Company’s income or loss and any one-time activities occurring during the period.

The income tax provision from continuing operations for the fiscal year ended June 30, 2023 was impacted by the following items: (i) a tax benefit of $4.3 million due to the mix of income in various jurisdictions, (ii) tax benefits of $14.3 million primarily related to foreign tax credits of $11.6 million, as well as Federal R&D tax credits of $2.7 million, (iii) a tax provision of $11.3 million related to the U.S. tax effects of international operations, and (iv) a tax benefit of $5.0 million relating to the partial release of the valuation allowance on capital loss carryforwards, which were utilized against the capital gain recognized on the divestiture of the Procon business.

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

Significant components of the Company’s deferred income taxes are as follows (in thousands):

	2023	2022
Deferred tax liabilities:
Depreciation and amortization	$(25,951)	$(25,758)
Withholding taxes	(4,773)	(4,245)
Other	-	(420)
Operating lease right-of-use-asset	(4,495)	(4,867)
Total deferred tax liability	$(35,219)	$(35,290)

Deferred tax assets:
Accrued compensation	$3,633	$3,020
Accrued expenses and reserves	1,765	2,138
Pension	8,814	8,383
Inventory	942	1,023
Lease liabilities	4,671	4,985
Section 174 Capitalization	9,401	-
Other	950	-
Net operating loss and credit carry forwards	14,302	21,344
Total deferred tax asset	$44,478	$40,893

Less: Valuation allowance	(9,562)	(14,932)
Net deferred tax asset (liability)	$(303)	$(9,329)

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

As of June 30, 2023, the Company had gross state net operating loss ("NOL") and credit carry forwards of approximately $34.9 million and $4.9 million, respectively, which may be available to offset future state income tax liabilities and expire at various dates from 2023 through 2043. In addition, the Company had foreign NOL carry forwards of approximately $3.2 million, all of which carry forward indefinitely.

Under ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the statement of operations.  Accordingly, we recorded an income tax provision in the consolidated statement of operation of $0.1 million during the fiscal year ended June 30, 2023 for the shortfall of tax benefits related to equity compensation.

U.S. tax law allows a 100% dividend received deduction for foreign dividends and the Company has begun to bring back cash from foreign subsidiaries.  However, the permanent reinvestment assertion must still be assessed and made regarding potential liabilities for foreign withholding taxes.  As of June 30, 2023, the Company maintained the assessment that previously undistributed earnings of certain foreign subsidiaries no longer meet the requirements for indefinite reinvestment under applicable accounting guidance.  Therefore, the Company recognized deferred tax liabilities of approximately $1.7 million that relate to withholding taxes on the current earnings of various foreign subsidiaries.  It is expected that deferred tax liabilities will continue to be recorded on current earnings in future periods from these subsidiaries.  The Company maintains the permanent reinvestment assertion on earnings in certain foreign jurisdictions. It is not practicable to estimate the amount of tax that might be payable on the remaining undistributed earnings.

The total provision (benefit) for income taxes included in the consolidated financial statements was as follows (in thousands):

	2023	2022	2021
Continuing operations	$24,796	$19,807	$14,157
Discontinued operations	(43)	(24)	(550)
Total provision (benefit)	$24,753	$19,783	$13,607

The changes in the amount of gross unrecognized tax benefits were as follows (in thousands):

	2023	2022	2021
Beginning Balance	$9,559	$9,412	$9,286
Additions based on tax positions related to the current year	-	762	5
Additions for tax positions of prior years	219	443	121
Reductions for tax positions of prior years	(208)	(1,058)	-
Settlements	(77)	-	-
Ending Balance	$9,493	$9,559	$9,412

At June 30, 2023, we had $9.5 million of non-current liabilities, included in accrued pension and other non-current liabilities on the consolidated balance sheet for uncertain tax positions. We are not able to provide a reasonable estimate of the timing of future payments related to these obligations. The Company increased its uncertain tax position during the year due to state R&D tax credit exposures. The Company decreased its uncertain tax position during the year due to the settlement of an assessment from the Canada Revenue Agency regarding Canadian withholding tax exposures and due to the reduction of federal R&D tax credit exposures.

If the unrecognized tax benefits in the table above were recognized in a future period, $9.5 million of the unrecognized tax benefit would impact the Company’s effective tax rate.

Within the next twelve months, the statute of limitations will close in various U.S., state and non-U.S. jurisdictions. The Company does not reasonably expect any significant changes relating to the net unrecognized tax benefits in the next twelve months.  The following tax years, in the major tax jurisdictions noted, are open for assessment or refund:

Country	Years Ending June 30,
United States	2020 to 2023
Canada	2019 to 2023
Germany	2020 to 2023
Ireland	2023
Portugal	2022 to 2023
United Kingdom	2019 to 2023

The Company’s policy is to include interest expense and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations.  At June 30, 2023 and 2022, the company had $1.2 million and $1.1 million for accrued interest expense on unrecognized tax benefits.

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

Litigation

In the second quarter of fiscal year 2019, a lawsuit was filed against Standex Electronics, Inc., a wholly owned subsidiary of the Company (“Electronics”), by Miniature Precision Components, Inc., a customer (“MPC”), seeking damages in connection with allegedly faulty sensors designed and manufactured by Electronics.  The subject sensors were incorporated by MPC into a subassembly sold by MPC to its customer, an automotive manufacturer. MPC alleges that the sensors incorrectly activated a diagnostic code in vehicles for which MPC’s customer issued a service bulletin, resulting in significant warranty costs for MPC. During the fourth quarter of fiscal year 2022, the Company and MPC agreed to a full and comprehensive settlement of this matter. As a result in fiscal year 2022, the Company recorded $5.7 million related to this litigation reported in accrued liabilities in the consolidated balance sheet and other operating expense in the consolidated statement of operations. During the first quarter of fiscal year 2023, the liability was paid and the matter is considered settled.

13. stock-based compensation and purchase plans

Stock-Based Compensation Plans

Under incentive compensation plans, the Company is authorized to make grants of stock options, restricted stock and performance share units to provide equity incentive compensation to key employees and directors. The stock award program offers employees and directors the opportunity to earn shares of our stock over time, rather than options that give the employees and directors the right to purchase stock at a set price.  The Company has stock plans for directors, officers and certain key employees. The Company uses shares acquired through treasury stock repurchases for the issuance of shares of common stock for the settlement of awards under its stock-based compensation plans, with the net effect of these transactions accounting for the change in common stock outstanding.

Total compensation cost recognized in the consolidated statement of operations for equity based compensation awards was $11.7 million, $11.2 million, and $8.4 million for the years ended June 30, 2023, 2022, and 2021, respectively, primarily within Selling, General, and Administrative Expenses.  The total income tax benefit recognized in the consolidated statement of operations for equity-based compensation plans was $1.8 million, $2.7 million, and $1.8 million for the years ended June 30, 2023, 2022 and 2021, respectively.

There were 394,284 shares of common stock reserved for issuance under various compensation plans at June 30, 2023.

Restricted Stock Awards

The Company may award shares of restricted stock to eligible employees and non-employee directors of the Company at no cost, giving them, in most instances, all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights during the restriction period.  Such shares and rights are subject to forfeiture if certain employment conditions are not met.  During the restriction period, recipients of the shares are entitled to dividend equivalents on such shares, providing that such shares are not forfeited.  Dividends are accumulated and paid out at the end of the restriction period.  Restrictions on non-vested stock awards generally lapse between fiscal year 2024 and fiscal year 2026.  Compensation expense related to stock awards recognized was $4.8 million, $5.0 million, and $5.3 million, respectively, for fiscal years ended June 30, 2023, 2022, and 2021.  Substantially all awards are expected to vest.

A summary of restricted stock awards activity is as follows:

	Restricted Stock Awards
		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Outstanding, June 30, 2022	141,654	$78.19
Granted	55,781	95.32
Vested	(82,164)	73.72
Canceled	(11,335)	90.12
Outstanding, June 30, 2023	103,936	$89.38

Restricted stock awards granted during fiscal years 2022 and 2021 had a weighted average grant date fair value of $104.37 and $59.57, respectively.  The grant date fair value of restricted stock awards is determined based on the closing price of the Company’s common stock on the date of grant. The fair value of awards vested during fiscal years 2023, 2022 and 2021 was $7.4 million, $6.8 million and $2.8 million, respectively.

As of June 30, 2023, there was $3.5 million of unrecognized compensation costs related to awards expected to be recognized over a weighted-average period of 1.5 years.

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

Dividend equivalents are accumulated and paid out at the end of the restriction period.  The restrictions on the units expire after three years.  Restrictions on non-vested annual component  awards generally lapse between fiscal year 2024 and fiscal year 2026.  The compensation expense associated with this incentive program is charged to income over the restriction period.  The Company recorded compensation expense related to this program of $0.2 million, $0.2 million, and $0.4 million for the years ended June 30, 2023, 2022 and 2021, respectively.

As of June 30, 2023, there was $1.0 million of unrecognized compensation costs related to awards expected to be recognized over a weighted-average period of 1.2 years.

The fair value of the awards under the annual component of this incentive program is measured using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model are as follows:

	2023	2022	2021
Risk-free interest rates	4.52%	0.46%	0.18%
Expected life of option grants (in years)	3	3	3
Expected volatility of underlying stock	29.5%	46.7%	44.1%
Expected quarterly dividends (per share)	$0.28	$0.24	$0.22

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

A summary of the awards activity under the executive compensation program is as follows:

	Annual Component			Performance Stock Units
		Weighted			Weighted
	Number	Average	Aggregate	Number	Average
	of	Exercise	Intrinsic	of	Grant Date
	Shares	Price	Value	Shares	Fair Value
Non-vested, June 30, 2022	53,107	$57.06	$346,496	142,170	$72.68
Granted	22,322	63.59		52,972	89.44
Exercised / vested	(12,915)	51.99	$587,859	(53,224)	70.37
Forfeited	(5,056)	59.36		(14,875)	81.02
Non-vested, June 30, 2023	57,458	$60.53	$2,582,995	127,043	$79.66

Restricted stock awards granted under the annual component of this program in fiscal years 2023, 2022, and 2021 had a weighted average grant date fair value of $98.36, $108.92, and $43.16, respectively.  The PSUs granted in fiscal years 2022 and 2021 had a weighted average grant date fair value of $102.61 and $58.81, respectively. The grant date fair value of the PSUs is determined based on the closing price of the Company’s common stock on the date of grant. The fair value of PSUs vested under the long-term component of this program during the fiscal years ended June 30, 2023, 2022, and 2021 was $4.6 million, $0.4 million, and $0.7 million respectively.

The Company recognized compensation expense related to the PSUs of $6.7 million, $6.0 million, and $2.6 million for the fiscal years ended June 30, 2023, 2022 and 2021 respectively based on the probability of the performance targets being met. The total unrecognized compensation costs related to non-vested performance share units was $3.7 million at June 30, 2023, which is expected to be recognized over a weighted average period of 0.8 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan that allows employees to purchase shares of common stock of the Company at a discount from the market each quarter. The ESPP plan, which was effective as of July 1, 2005, provided employees the option to purchase Standex stock at a discount of 5%. The Plan was modified, effective as of April 1, 2017, to increase the stock purchase discount to 15% and is considered a compensatory Plan. Under this amendment, at the beginning of each calendar quarter, employees may elect to purchase shares of Company stock at a value equal to 85% of the closing price on the last trading day of the quarter. The 15% discount is recorded as a component of SG&A in the Company’s Consolidated Statements of Operations. Shares of stock reserved for the plan were 42,012 at June 30, 2023. Shares purchased under this plan aggregated to 6,256 in fiscal year 2023, 6,707 in 2022, and 7,509 in 2021, at an average price of $91.78, $83.22, and $66.98, respectively.

14. Accumulated Other Comprehensive Income (LosS)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	2023	2022	2021
Foreign currency translation adjustment	$(74,373)	$(67,679)	$(21,244)
Unrealized pension losses, net of tax	(92,761)	(92,641)	(92,372)
Unrealized losses (gains) on derivative instruments, net of tax	8,657	7,008	(2,524)
Total	$(158,477)	$(153,312)	$(116,140)

15. restructuring

The Company has undertaken a number of initiatives that have resulted in severance, restructuring, and related charges. Restructuring liabilities are included in accrued liabilities on the consolidated balance sheet. A summary of charges by initiative is as follows (in thousands):

	Involuntary Employee
	Severance and
Year Ended June 30,	Benefit Costs	Other	Total
2023 Restructuring Initiatives	$2,361	$213	$2,574
Prior Year Initiatives	456	801	1,257
Total expense	$2,817	$1,014	$3,831

2022 Restructuring Initiatives	$2,690	$1,709	$4,399
Total expense	$2,690	$1,709	$4,399

2021 Restructuring Initiatives	$1,313	$662	$1,975
Prior Year Initiatives	926	577	1,503
Total expense	$2,239	$1,239	$3,478

2023 Restructuring Initiatives

The Company continues to focus our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions, facility closures, and consolidations. Restructuring expenses primarily related to headcount reductions and other cost saving initiatives. During fiscal year 2023, we also incurred restructuring expenses related to third party assistance with analysis and implementation of these activities.

	Involuntary
	Employee Severance
	and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2022	$-	$-	$-
Additions and adjustments	2,361	213	2,574
Payments	(1,257)	(213)	(1,470)
Restructuring liabilities at June 30, 2023	$1,104	$-	$1,104

Prior Year Restructuring Initiatives

The Company continues to focus our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions, facility closures, and consolidations.  During fiscal years 2022 and 2021, the Company also incurred restructuring expenses related to headcount reductions, facility rationalization within our Specialty Solutions and Engraving segment, and third party assistance with analysis and implementation of these activities.

The Company expects to incur additional restructuring costs of approximately $5.0 million in fiscal year 2024 as the Company continues to focus its efforts to reduce cost and improve productivity across its businesses, particularly through headcount reductions, facility closures, and consolidations.

Activity in the reserves related to prior year restructuring initiatives is as follows (in thousands):

	Involuntary Employee
	Severance and
	Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2022	$1,045	$695	$1,740
Additions and adjustments	456	801	1,257
Payments	(1,501)	(1,304)	(2,805)
Restructuring liabilities at June 30, 2023	$-	$192	$192

Activity in the reserves in fiscal year 2022 (in thousands):

	Involuntary Employee
	Severance and
	Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2021	$39	$10	$49
Additions and adjustments	2,690	1,709	4,399
Payments	(1,684)	(1,024)	(2,708)
Restructuring liabilities at June 30, 2022	$1,045	$695	$1,740

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Involuntary Employee
	Severance and
	Benefit Costs	Other	Total
Fiscal Year 2023
Electronics	$222	$826	$1,048
Engraving	836	188	1,024
Scientific	58	-	58
Corporate and Other	1,701	-	1,701
Total expense	$2,817	$1,014	$3,831

Fiscal Year 2022
Electronics	$513	$243	$756
Engraving	1,807	1,362	3,169
Engineering Technologies	177	40	217
Specialty Solutions	-	64	64
Corporate and Other	193	-	193
Total expense	$2,690	$1,709	$4,399

Fiscal Year 2021
Electronics	$355	$22	$377
Engraving	1046	631	1,677
Engineering Technologies	37	-	37
Specialty Solutions	673	586	1,259
Corporate and Other	128	-	128
Total expense	$2,239	$1,239	$3,478

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

Net periodic benefit cost for U.S. and non-U.S. plans included the following components (in thousands):

	U.S. Plans			Foreign Plans
	Year Ended June 30,			Year Ended June 30,
	2023	2022	2021	2023	2022	2021
Service Cost	$-	$5	$4	$176	$231	$217
Interest Cost	9,586	7,320	7,439	1,039	768	725
Expected return on plan assets	(11,973)	(13,038)	(13,012)	(943)	(855)	(629)
Recognized net actuarial loss	3,814	5,534	5,933	(57)	336	757
Amortization of prior service cost (benefit)	-	-	-	(4)	(4)	(5)
Net periodic benefit cost (benefit)	$1,427	$(179)	$364	$211	$476	$1,065

The following table sets forth the funded status and amounts recognized as of June 30, 2023 and 2022 for our U.S. and foreign defined benefit pension plans (in thousands):

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
	2023	2022	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$199,825	$252,092	$30,868	$47,809
Service cost	-	5	176	231
Interest cost	9,586	7,320	1,039	768
Actuarial gain	(8,625)	(42,844)	(4,052)	(11,353)
Benefits paid	(16,104)	(16,748)	(1,391)	(1,636)
Foreign currency exchange rate & other changes	-	-	(1,186)	(4,951)
Projected benefit obligation at end of year	$184,682	$199,825	$25,454	$30,868

Change in plan assets
Fair value of plan assets at beginning of year	$157,851	$212,603	$30,986	$45,017
Actual return on plan assets	167	(38,213)	(4,855)	(8,161)
Employer contribution	200	209	251	326
Benefits paid	(16,104)	(16,748)	(1,391)	(1,636)
Foreign currency exchange rate & other changes	-	-	(2,741)	(4,560)
Fair value of plan assets at end of year	$142,114	$157,851	$22,250	$30,986

Funded Status	$(42,568)	$(41,974)	$(3,204)	$118

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$-	$-	$2,807	$6,295
Current liabilities	(148)	(195)	(277)	(261)
Non-current liabilities	(42,420)	(41,779)	(5,734)	(5,916)
Net amount recognized	$(42,568)	$(41,974)	$(3,204)	$118

Unrecognized net actuarial loss	$120,087	$120,719	$4,032	$1,479
Unrecognized prior service cost	-	-	(32)	(38)
Accumulated other comprehensive income, pre-tax	$120,087	$120,719	$4,000	$1,441

The accumulated benefit obligation for all defined benefit pension plans was $206.6 million and $226.8 million at June 30, 2023 and 2022, respectively.

The estimated actuarial net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $3.2 million.

Plan Assets and Assumptions

The fair values of the Company’s pension plan assets at June 30, 2023 and 2022 by asset category, as classified in the three levels of inputs described in Note 1 under the caption Fair Value of Financial Instruments, are as follows (in thousands):

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,558	$1,558	$-	$-
Common and preferred stocks	54,308	-	54,308	-
Corporate bonds and other fixed income securities	97,215	-	97,215	-
Other	11,283	-	11,283	-
	$164,364	$1,558	$162,806	-

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,254	$1,123	$131	$-
Common and preferred stocks	64,343	1,786	62,557	-
Corporate bonds and other fixed income securities	112,593	1,535	111,058	-
Other	10,648	-	10,648	-
	$188,838	$4,444	$184,394	-

Asset allocation and target asset allocations are as follows:

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
Asset Category	2023	2022	2023	2022
Equity securities	35%	33%	0%	6%
Debt securities	44%	48%	67%	78%
Global balanced securities	12%	11%	3%	15%
Other	9%	8%	30%	1%
Total	100%	100%	100%	100%

	2023
Asset Category – Target	U.S.	U.K.
Equity securities	33%	0%
Debt and market neutral securities	49%	67%
Global balanced securities	12%	1%
Other	6%	32%
Total	100%	100%

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

Year Ended June 30	2023	2022	2021
Plan assumptions - obligations
Discount rate	1.48% - 5.60%	1.4% - 5.0%	0.73% - 3.00%
Rate of compensation increase	3.30%	3.25%	3.25%

Plan assumption - cost
Discount rate	1.37% - 5.6%	0.73% - 3.0%	0.99% - 2.90%
Expected return on assets	2.80% - 6.65%	2.05% - 6.8%	1.40% - 6.90%
Rate of compensation increase	3.30%	3.25%	2.90%

Included in the above are the following assumptions relating to the obligations for defined benefit pension plans in the United States at June 30, 2023; a discount rate of 5.6% and expected return on assets of 6.5%. The U.S. defined benefit pension plans represent the majority of our pension obligations. The expected return on plan assets assumption is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds. The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year. The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.

Expected benefit payments for all plans during the next five fiscal years are as follows:  2024, $17.6 million; 2025, $17.6 million; 2026, $17.5 million; 2027, $17.3 million; 2028, $17.4 million and years thereafter, $81.7 million. The Company expects to make $10.2 million of contributions to its pension plans in fiscal year 2024.

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

The following table outlines the Company’s participation in multiemployer pension plans for the periods ended June 30, 2023, 2022, and 2021, and sets forth the yearly contributions into each plan. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act zone status available in 2023 and 2022 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary. Among other factors, plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded, and plans certified in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (“FIP”) for yellow/orange zone plans, or a rehabilitation plan (“RP”) for red zone plans, is either pending or has been implemented. For all plans, the Company’s contributions do not exceed 5% of the total contributions to the plan in the most recent year.

		Pension Protection Act							Expiration
		Zone Status			Contributions				Date of
									Collective
	EIN/Plan			FIP/RP				Surcharge	Bargaining
Pension Fund	Number	2023	2022	Status	2023	2022	2021	Imposed?	Agreement
New England Teamsters and Trucking Industry Pension Fund	04-6372430-001		Red	Yes/ Implemented	$695	$579	$631	No	Mar-24

IAM National Pension Fund, National Pension Plan	51-6031295-002		Red	Yes/Implemented	569	520	513	Yes	May-25
					$1,264	$1,099	$1,144

Retirement Savings Plans

The Company has two primary employee savings plans, one for salaried employees and one for hourly employees. Substantially all of our full-time domestic employees are covered by these savings plans. Under the provisions of the plans, employees may contribute a portion of their compensation within certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of our employees under the plans. Company contributions were $3.0 million, $2.9 million, and $2.9 million for the years ended June 30, 2023, 2022, and 2021, respectively. At June 30, 2023, the salaried plan holds approximately 88,000 shares of Company common stock, representing approximately 4.6% of the holdings of the plan.

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

•  Specialty Solutions – an aggregation of two operating segments that manufacture and sell refrigerated, heated and dry merchandizing display cases, and single and double acting telescopic and piston rod hydraulic cylinders.

The Procon business was included in the Specialty Solutions Segment through the date of divestiture in the third quarter of fiscal year 2023.

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

Industry Segments
(in thousands)	Net Sales			Depreciation and Amortization
	2023	2022	2021	2023	2022	2021
Electronics	$305,872	$304,290	$253,369	$11,737	$11,803	$13,159
Engraving	152,067	146,255	147,016	9,646	10,561	11,140
Scientific	74,924	83,850	79,421	1,449	1,574	1,590
Engineering Technologies	81,079	78,117	75,562	3,757	3,865	5,519
Specialty Solutions	127,106	122,827	100,864	1,395	1,541	1,513
Corporate and Other	-	-	-	490	353	320
Total	$741,048	$735,339	$656,232	$28,474	$29,697	$33,241

	Income (Loss) From Operations			Capital Expenditures (1)
	2023	2022	2021	2023	2022	2021
Electronics	$68,979	$70,428	$46,600	$16,542	$11,809	$11,154
Engraving	25,462	21,825	22,510	3,347	6,504	6,517
Scientific	17,109	17,861	18,240	229	278	693
Engineering Technologies	11,050	8,776	6,164	1,987	1,480	1,110
Specialty Solutions	25,368	15,579	14,358	2,064	1,716	1,313
Restructuring costs	(3,831)	(4,399)	(3,478)	-	-	-
Gain (loss) on sale of business	62,105	-	(14,624)	-	-	-
Acquisition related costs	(557)	(1,618)	(931)	-	-	-
Other operating income (expense)	611	(5,745)	-	-	-	-
Corporate	(35,207)	(34,413)	(29,674)	43	257	626
Total	$171,089	$88,294	$59,165	$24,212	$22,044	$21,413
Interest expense	(5,405)	(5,874)	(5,992)
Other non-operating (expense) income, net	(1,735)	(1,131)	(473)
Income from continuing operations before income taxes	$163,949	$81,289	$52,700

(1)	Includes capital expenditures in accounts payable of $0.3 million, $0.1 million, and $2.4 million at June 30, 2023, 2022, and 2021 respectively.

	Goodwill		Identifiable Assets
	2023	2022	2023	2022
Electronics	$133,432	$136,969	$384,333	$378,581
Engraving	76,583	76,250	262,960	256,115
Scientific	15,454	15,454	104,593	114,177
Engineering Technologies	36,293	35,928	120,176	118,723
Specialty Solutions	3,059	3,305	48,280	57,757
Corporate & Other	-	-	104,587	9,086
Total	$264,821	$267,906	$1,024,929	$934,439

Tangible Long-lived assets	2023	2022
United States	57,087	$61,540
Asia Pacific	34,741	32,334
EMEA (2)	33,608	29,736
Other Americas	5,501	4,974
Total	$130,937	$128,584

(2)	EMEA consists primarily of Europe, Middle East and S. Africa.

18. Divestitures

On February 28, 2023, the Company divested its Procon pumps business (“Procon”) to Investindustrial, a leading European investment and advisory group. Procon generated approximately $21.2 million in revenue in the first eight months of fiscal year 2023. Procon, which is reported within the Specialty Solutions Group, was divested in order to focus on the continued simplification of the Company’s portfolio and enable greater focus on managing larger platforms and pursuing growth opportunities.  The Company received $67.0 million cash consideration at closing, which is presented as an investing cash flow for fiscal year 2023.  Cash consideration received at closing excludes amounts held in escrow and is net of closing cash. The Company recorded a pre-tax gain on sale of the business of $62.1 million. The operating unit's goodwill balance of $0.2 million was written off as a part of the transaction. The sale transaction and financial results of Procon are classified as continuing operations in the Consolidated Financial Statements.

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

Activity related to discontinued operations for the most recent three fiscal years is as follows (in thousands):

	Year Ended June 30,
	2023	2022	2021
Profit (loss) before taxes	$(204)	$(113)	$(2,620)
Benefit (provision) for taxes	43	24	550
Net income (loss) from discontinued operations	$(161)	$(89)	$(2,070)

20. LEASES

In the normal course of its business, the Company enters into various leases as the lessee, primarily related to certain transportation vehicles, facilities, office space, and machinery and equipment. These leases have remaining lease terms between one and fifty-five years, some of which may include options to extend the leases or options to terminate the leases. Some lease arrangements require variable payments that are dependent on usage, output, or index-based adjustments.

Amounts recorded in the Company's Consolidated Balance Sheet and Statement of Operations related to leases are as follows (in thousands):

	June 30, 2023	June 30, 2022
Assets
Operating lease right-of-use-asset	$33,273	$39,119

Liabilities
Current accrued liabilities	$8,036	$7,891
Operating lease long-term liabilities	25,774	31,357
Total lease liability	$33,810	$39,248

Lease cost

The components of lease costs are as follows (in thousands):

	Year Ended	Year Ended
	June 30, 2023	June 30, 2022
Operating lease cost	$10,391	$11,153
Variable lease cost	1,365	1,372
Net lease cost	$11,756	$12,525

Maturity of lease liability

The maturity of the Company's lease liabilities included in continuing operations at June 30, 2023 were as follows (in thousands):

Operating Leases

2024	$8,863
2025	7,178
2026	5,866
2027	5,021
2028	3,203
After 2028	7,616
Less: interest	(3,937)
Present value of lease liabilities	$33,810

The weighted average remaining lease term and discount rates are as follows:

Lease Term and Discount Rate	June 30, 2023
Weighted average remaining lease term (years)	6.61

Weighted average discount rate (percentage)	3.33%

Other Information

Supplemental cash flow information related to leases is as follows:

	Year Ended	Year Ended
	June 30, 2023	June 30, 2022
Operating cash outflows from operating leases	$9,553	$10,960

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Standex International Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Standex International Corporation and subsidiaries (the "Company") as of June 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for the each of the three years in the period ended June 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 4, 2023 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue recognition – Revenue recognized over time – Refer to note 3 to the financial statements

Critical Audit Matter Description

Revenue is recognized over time under certain long-term contracts within the Engineering Technologies and Engraving groups for highly customized customer products that have no alternative use and in which the contract specifies the Company has a right to payment for its costs, plus a reasonable margin. For products manufactured over time, the transfer of control is measured pro rata, based upon current estimates of costs to complete such contracts. Losses on contracts are fully recognized in the period in which the losses become determinable. Revisions in profit estimates are reflected on a cumulative basis in the period in which the basis for such revision becomes known. For the year ended June 30, 2023, the revenue recognized over time was $72.4 million.

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

o

evaluated whether the contracts were properly included in management’s calculation of long-term contract revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation;

o

evaluated management’s ability to achieve the estimates of total costs and profit at completion by comparing the estimates to management’s work plans, engineering specifications, and supplier contracts, and performing corroborating inquiries with the Company’s project managers and engineers;

o	tested the accuracy and completeness of the costs incurred to date for the performance obligation to supporting documentation; and

o	tested the mathematical accuracy of management’s calculation of revenue for the contract.

●

We evaluated management’s ability to estimate total costs and profits accurately by comparing actual costs and profits to management’s historical estimates for performance obligations that have been fulfilled.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

August 4, 2023

We have served as the Company’s auditor since 2020.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

The management of the Company including its Chief Executive Officer, and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2023, that the disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of our fiscal year ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Based on the Company’s processes, as described above, management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of June 30, 2023 to provide reasonable assurance of achieving its objectives. These results were reviewed with the Audit Committee of the Board of Directors. Deloitte & Touche, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on the Company’s internal control over financial reporting, which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Standex International Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of  Standex International Corporation and subsidiaries (the "Company") as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2023, of the Company and our report dated August 4, 2023, expressed an unqualified opinion on those financial statements.

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

August 4, 2023

Item 9B. Other Information

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission (“SEC”) a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended June 30, 2023 (the “Proxy Statement”). The information required by this item and not provided in Part 1 of this report under Item 1 “Executive Officers of Standex” is incorporated by reference from the Proxy Statement under the captions “Election of Directors,” “Stock Ownership in the Company,” “Other Information Concerning the Company, Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 11. Executive Compensation

Information regarding executive compensation is incorporated by reference from the Proxy Statement under the captions and sub-captions: “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “2023 Summary Compensation Table,” “Other Information Concerning the Company, Board of Directors and Its Committees,” and “Directors Compensation.”

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

The Equity Compensation Plan table below represents information regarding the Company’s equity-based compensation plan at June 30, 2023.

	(A)	(B)	(C)
	Number of Securities To	Weighted-Average	Number of Securities Remaining
	Be Issued Upon Exercise	Exercise Price Of	Available for Future Issuance Under
	Of Outstanding Options,	Outstanding Options,	Equity Compensation Plans (Excluding
Plan Category	Warrants and Rights	Warrants and Rights	Securities reflected in Column (A))
2018 Omnibus Equity compensation plan approved by stockholders	257,917	$4.26	394,284
Total	257,917	$4.26	394,284

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements

Financial Statements covered by the Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
		(A)	Consolidated Statements of Operations for the fiscal years ended June 30, 2023, 2022 and 2021
		(B)	Consolidated Balance Sheets as of June 30, 2023 and 2022
		(C)	Comprehensive Income for the fiscal years ended June 30, 2023, 2022 and 2021
		(D)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2023, 2022 and 2021
		(E)	Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2023, 2022 and 2021
		(F)	Notes to Consolidated Financial Statements

	2.	Financial Statements Schedule
The following financial statement schedule is included as required by Item 8 to this report on Form 10-K
Schedule II – Valuation and Qualifying Accounts is included in the Notes to Consolidated Financial Statements
All other schedules are not required and have been omitted

3.	Exhibits

Incorporated
Exhibit			by Reference		Filed
Number		Exhibit Description	Form	Date	Herewith

3.	(i)	Restated Certificate of Incorporation of Standex, dated October 27, 1998 filed as Exhibit 3(i).	10-Q	12/31/1998

	(ii)	By-Laws of Standex, as amended, and restated effective February 2, 2021, filed as Exhibit 3.1	10-Q	12/31/2020

10.	(a)	Employment Agreement dated January, 20, 2014 between the Company and David Dunbar*	10-K	6/30/2016

	(b)	Employment Agreement dated April 4, 2016 between the Company and Alan J. Glass*	10-K	6/30/2016

	(c)	First Amendment to Employment Agreement dated April 4, 2016 between the Company and Alan J. Glass*	10-K	6/30/2020

	(d)	Employment Agreement dated August 26, 2019 between the Company and Annemarie Bell*	10-K	6/30/2019

	(e)	First Amendment to Employment Agreement dated August 26, 2019 between the Company and Annemarie Bell*	10-K	6/30/2020

	(f)	Employment Agreement dated August 2, 2019 between the Company and Ademir Sarcevic*	8-K	8/8/2019

(g)	First Amendment to Employment Agreement dated August 2, 2019 between the Company and Ademir Sarcevic*	10-K	6/30/2020

(h)	Employment Agreement dated October 1, 2020 between the Company and Sean Valashinas*	10-Q	9/30/2020

(i)	Standex International Corporation Supplemental Retirement Plan adopted April 26, 1995 and Amended on July 26, 1995 filed as Exhibit 10(n).*	10-K	6/30/1995

(j)	Form of Indemnification Agreement for directors and executive officers of the Company.*	8-K	5/5/2008

(k)	2018 Omnibus Incentive Plan*	8-K	10/29/2018

(l)	2018 Omnibus Incentive Plan, as Amended and Restated*	14-A	9/10/2021

(m)	Standex Deferred Compensation Plan for highly compensated employees filed as Item 5.02.*	8-K	1/31/2008

(n)	Code of Ethics for Chief Executive Officer and Senior Financial Officers is incorporated by reference as Exhibit 14.	10-K	6/30/2004

	(o)	Third Amended and Restated Credit Agreement Dated February 2, 2023 by and among Standex International Corporation, Citizens Bank, N.A.; Bank of America N.A.; TD Bank, N.A., JPMorgan Chase Bank, N.A.; and Truist Bank	10-Q	2/03/2023

	(p)	Standex International Long-Term Incentive Plan Award	10-K	6/30/2019

14.		Code of Ethics for Chief Executive Officer and Senior Financial Officers is incorporated by reference as Exhibit 14.	10-K	6/30/2004

21.		Subsidiaries of Standex International Corporation			X

23.1		Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP			X

24.		Powers of Attorney of Charles H. Cannon, Thomas E. Chorman, Robin J Davenport, Jeffrey S. Edwards, B. Joanne Edwards, Thomas J. Hansen, and Michael A. Hickey			X

31.1		Rule 13a-14(a) Certification of President and Chief Executive Officer			X

31.2		Rule 13a-14(a) Certification of Vice President and Chief Financial Officer			X

32.	Section 1350 Certification	X

101	The following materials from this Annual Report on Form 10-K, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2023.

STANDEX INTERNATIONAL CORPORATION (Registrant)

/s/ DAVID DUNBAR
David Dunbar
President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on August 4, 2023:

Signature	Title

/s/ DAVID DUNBAR	President/Chief Executive Officer
David Dunbar

/s/ ADEMIR SARCEVIC	Vice President/Chief Financial Officer
Ademir Sarcevic

/s/ SEAN VALASHINAS	Vice President/Chief Accounting Officer/Assistant Treasurer
Sean Valashinas

David Dunbar, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on August 4, 2023 as attorney-in-fact for the following directors of the Registrant:

Charles H. Cannon	Jeffrey S. Edwards
Thomas E. Chorman	Thomas J. Hansen
Robin J. Davenport	Michael A. Hickey
B. Joanne Edwards

/s/ DAVID DUNBAR
David Dunbar

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

The Company will furnish its 2023 Proxy Statement and proxy materials to security holders subsequent to the filing of the annual report on this Form. Copies of such material shall be furnished to the Commission when they are sent to security holders.

INDEX TO EXHIBITS

21	Subsidiaries of Standex

23	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP

24	Powers of Attorney of Charles H. Cannon, Thomas E. Chorman, Robin J. Davenport, B. Joanne Edwards, Jeffrey S. Edwards, Thomas J. Hansen, and Michael A. Hickey

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Vice President and Chief Financial Officer

32	Section 1350 Certification

END OF FORM 10-K

SUPPLEMENTAL INFORMATION FOLLOWS

Board of Directors	Title

Charles H. Cannon, Jr., [1,3]	Retired Executive Chairman and CEO, JBT Corporation

Thomas E. Chorman [1,3,4]	CEO, Solar LED Innvoations, LLC

Robin J. Davenport [1,2]	Retired Vice President-Corporate Finance, Parker-Hannifin Corporation

David Dunbar	President and Chief Executive Officer; Chairman of the Board

Jeffrey S Edwards [2,3]	Chairman and Chief Executive Officer, Cooper Standard Holdings, Inc.

B. Joanne Edwards [2,3]	Retired Senior Vice President & General Manager, Residential & Wiring Device Business, Eaton Corporation

Thomas J. Hansen [1]	Former Executive Vice Chairman of Illinois Tool Works, Inc.

Michael A. Hickey [2,3,4]	Retired Executive Vice President and President of the Global Institutional Business, Ecolab Inc.

________________________

1     Member of Audit Committee

2     Member of Compensation Committee

3     Member of Corporate Governance/Nominating Committee

4    Member of Innovation & Technology Committee

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
150 Royall Street
Canton, MA 02021
(800) 368-5948
www.Computershare.com

Independent Auditors	Deloitte & Touche LLP
200 Berkeley St, 10th Floor
Boston, MA 02116

Shareholder Services

Stockholders should contact Standex’s Transfer Agent (Computershare, 150 Royall Street, Canton, MA  02021) regarding changes in name, address or ownership of stock; lost certificates of dividends; and consolidation of accounts.

Stockholders’ Meeting	The Annual Meeting of Stockholders will be held at 9:00 a.m. on Tuesday, October 24, 2023 at Standex International Corporation’s Corporate Headquarters, 23 Keewaydin Drive 3rd Floor, Salem, NH 03079