Form 10-Q
period 2023-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 2023-11-03
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of Registrant's Common Stock outstanding on November 1, 2023 was 11,899,579.

STANDEX INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30,	June 30,
(In thousands, except per share data)	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$126,830	$195,706
Accounts receivable, less allowance for credit losses of $2,694 and $2,788 at September 30, 2023 and June 30, 2023, respectively	127,164	123,440
Inventories	98,290	98,537
Prepaid expenses and other current assets	66,819	64,739
Income taxes receivable	944	831
Total current assets	420,047	483,253

Property, plant, and equipment, net	129,234	130,937
Intangible assets, net	83,551	75,651
Goodwill	275,358	264,821
Deferred tax asset	13,984	14,602
Operating lease right-of-use asset	35,309	33,273
Other non-current assets	23,950	22,392
Total non-current assets	561,386	541,676

Total assets	$981,433	$1,024,929

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$62,071	$68,601
Accrued liabilities	59,687	62,031
Income taxes payable	9,899	10,335
Total current liabilities	131,657	140,967

Long-term debt	148,550	173,441
Operating lease long-term liabilities	27,390	25,774
Accrued pension and other non-current liabilities	79,197	77,298
Total non-current liabilities	255,137	276,513

Contingencies (Note 15)

Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000 shares authorized, 27,984,278 shares issued, 11,794,883 and 11,744,991 shares outstanding at September 30, 2023 and June 30, 2023	41,976	41,976
Additional paid-in capital	98,713	100,555
Retained earnings	1,042,695	1,027,279
Accumulated other comprehensive loss	(167,576)	(158,477)
Treasury shares: 16,189,395 and 16,239,287 shares at September 30, 2023 and June 30, 2023	(421,169)	(403,884)
Total stockholders' equity	594,639	607,449

Total liabilities and stockholders' equity	$981,433	$1,024,929

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	September 30,
(In thousands, except per share data)	2023	2022
Net sales	$184,774	$180,600
Cost of sales	112,139	112,347
Gross profit	72,635	68,253
Selling, general, and administrative expenses	43,585	41,089
(Gain) loss on sale of business	(274)	-
Restructuring costs	1,906	582
Acquisition related costs	501	292
Total operating expenses	45,718	41,963
Income from operations	26,917	26,290
Interest expense	1,276	1,187
Other non-operating (income) expense, net	846	1,018
Income from continuing operations before income taxes	24,795	24,085
Provision for income taxes	5,903	5,769
Income from continuing operations	18,892	18,316
Income (loss) from discontinued operations, net of tax	(78)	(46)
Net income	$18,814	$18,270

Basic earnings (loss) per share:
Continuing operations	$1.61	$1.55
Discontinued operations	(0.01)	-
Total	$1.60	$1.55
Diluted earnings (loss) per share:
Continuing operations	$1.58	$1.53
Discontinued operations	-	-
Total	$1.58	$1.53

Weighted average number of shares:
Basic	11,742	11,823
Diluted	11,933	11,952

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended
	September 30,
(In thousands)	2023	2022
Net income	$18,814	$18,270
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs, net of tax	$121	$96
Amortization of unrecognized costs, net of tax	596	710
Derivative instruments:
Change in unrealized gains (losses), net of tax	783	2,796
Amortization of unrealized gains (losses) into interest expense, net of tax	(1,501)	154
Foreign currency translation gains (losses), net of tax	(9,098)	(21,543)
Other comprehensive income (loss), net of tax	$(9,099)	$(17,787)
Comprehensive income	$9,715	$483

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

				Accumulated Other
For the three month period ended		Additional		Comprehensive			Total
September 30, 2023	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, June 30, 2023	$41,976	$100,555	$1,027,279	$(158,477)	16,239	$(403,884)	$607,449
Stock issued under incentive compensation plans and employee purchase plans	-	(4,035)	-	-	(189)	4,804	769
Stock-based compensation	-	2,193	-	-	-	-	2,193
Treasury stock acquired	-	-	-	-	139	(22,089)	(22,089)
Comprehensive income:
Net income	-	-	18,814	-	-	-	18,814
Foreign currency translation adjustment	-	-	-	(9,098)	-	-	(9,098)
Pension, net of tax of $0.2 million	-	-	-	717	-	-	717
Change in fair value of derivatives, net of tax of $0.3 million	-	-	-	(718)	-	-	(718)
Dividends declared ($0.28 per share)	-	-	(3,398)	-	-	-	(3,398)
Balance, September 30, 2023	$41,976	$98,713	$1,042,695	$(167,576)	16,189	$(421,169)	$594,639

For the three month period ended September 30, 2022
(in thousands, except as specified)
Balance, June 30, 2022	$41,976	$91,200	$901,421	$(153,312)	16,160	$(381,942)	$499,343
Stock issued under incentive compensation plans and employee purchase plans	-	(2,318)	-	-	(131)	3,153	835
Stock-based compensation	-	2,564	-	-	-	-	2,564
Treasury stock acquired	-	-	-	-	90	(8,393)	(8,393)
Comprehensive income:
Net income	-	-	18,270	-	-	-	18,270
Foreign currency translation adjustment	-	-		(21,543)	-	-	(21,543)
Pension, net of tax of $0.3 million	-	-	-	806	-	-	806
Change in fair value of derivatives, net of tax of $0.9 million	-	-	-	2,950	-	-	2,950
Dividends declared ($0.26 per share)	-	-	(3,142)	-	-	-	(3,142)
Balance, September 30, 2022	$41,976	$91,446	$916,549	$(171,099)	16,119	$(387,182)	$491,690

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

 Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	September 30,
(In thousands)	2023	2022
Cash flows from operating activities
Net income	$18,814	$18,270
Income (loss) from discontinued operations	(78)	(46)
Income from continuing operations	18,892	18,316
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,082	7,008
Stock-based compensation	2,193	2,564
Non-cash portion of restructuring charge	397	(1,066)
Gain on sale of business	(274)	-
Contributions to defined benefit plans	(49)	(52)
Changes in operating assets and liabilities, net	(11,834)	(29,475)
Net cash provided by (used in) operating activities - continuing operations	16,407	(2,705)
Net cash provided by (used in) operating activities - discontinued operations	(227)	2
Net cash provided by (used in) operating activities	16,180	(2,703)
Cash flows from investing activities
Expenditures for property, plant, and equipment	(4,338)	(5,267)
Proceeds from sale of business	274	-
Expenditures for acquisitions, net of cash acquired	(29,229)	-
Other investing activity	-	43
Net cash provided by (used in) investing activities	(33,293)	(5,224)
Cash flows from financing activities
Proceeds from borrowings	-	24,000
Payments of debt	(25,000)	-
Contingent consideration payment	-	(1,167)
Activity under share-based payment plans	768	835
Purchases of treasury stock	(22,158)	(8,393)
Cash dividends paid	(3,288)	(3,074)
Net cash provided by (used in) financing activities	(49,678)	12,201
Effect of exchange rate changes on cash and cash equivalents	(2,085)	(5,690)
Net change in cash and cash equivalents	(68,876)	(1,416)
Cash and cash equivalents at beginning of year	195,706	104,844
Cash and cash equivalents at end of period	$126,830	$103,428

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$1,280	$1,098
Income taxes, net of refunds	$5,119	$9,420

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1)     Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three months ended September 30, 2023 and 2022, the cash flows for the three months ended September 30, 2023 and 2022 and the financial position of Standex International Corporation (“Standex”, the “Company”, “we”, “us”, or “our”), at September 30, 2023. The interim results are not necessarily indicative of results for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2023. The condensed consolidated balance sheet at June 30, 2023 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2023. Unless otherwise noted, references to years are to the Company’s fiscal years. Currently our fiscal year end is June 30.  For further clarity, our fiscal year 2024 includes the twelve-month period from July 1, 2023 to June 30, 2024.

The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. Estimates are based on historical experience, actuarial estimates, current conditions and various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when they are not readily apparent from other sources. These estimates assist in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results  may differ from these estimates under different assumptions or conditions. The estimates and assumptions used in the preparation of the consolidated financial statements have considered the implications on the Company as a result of ongoing global events and related economic impacts. As a result, there is heightened volatility and uncertainty around supply chain performance, labor availability, and customer demand. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of  September 30, 2023 and the issuance date of the Quarterly Report on Form 10-Q.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company evaluated subsequent events through the date and time its unaudited condensed consolidated financial statements were issued.

Research and development expenditures are expensed as incurred. Total research and development costs, which are classified under selling, general, and administrative expenses, were $5.3 million and $2.3 million, respectively, for the three months ended September 30, 2023, and 2022.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards had or  may have a material impact on its condensed consolidated financial statements or disclosures.

2)     Acquisitions

At the time of the acquisition and September 30, 2023, the Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

Subsequent to the end of the first quarter of fiscal year 2024 on November 1, 2023, the Company entered into a definitive agreement, through its subsidiary Standex Electronics Japan Corporation, to acquire privately-held, Japanese-based Sanyu Switch Co., Ltd. Sanyu Switch Co., Ltd. designs and manufactures reed relays, test sockets, testing systems for semi-conductor and other electronics manufacturing, and other switching applications. The transaction is expected to close before January 31, 2024, subject to required regulatory approvals.  Its results will be reported in the Electronics segment upon closing.

Minntronix

On July 31, 2023, the Company paid $29.2 million in cash for the purchase of all the issued and outstanding equity interests of Minntronix, a privately held company. Minntronix designs and manufactures customized as well as standard magnetics components and products including transformers, inductors, current sensors, coils, chokes, and filters. The products are used in applications across cable fiber, smart meters, industrial control and lighting, electric vehicles, and home security markets. Minntronix' results are reported within the Company's Electronics segment.

The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on a valuation of their fair values on the closing date. Goodwill recorded from this transaction is attributable to Minntronix's technical and applications expertise, which is highly complementary to the Company's existing business.

Identifiable intangible assets of $10.7 million consist primarily of $3.2 million for indefinite lived tradenames and $7.5 million of customer relationships to be amortized over 15 years. The goodwill of $13.9 million created by the transaction is not deductible for income tax purposes. The accounting for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management's best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

The components of the fair value of the Minntronix acquisition, including the preliminary allocation of the purchase price are as follows (in thousands):

Preliminary Allocation September 30, 2023
Fair value of business combination:
Cash payments	$33,890
Less, cash acquired	(4,661)
Total	$29,229

Preliminary Allocation September 30, 2023
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$8,282
Customer backlog	1,120
Inventories	1,780
Property, plant, & equipment	1,039
Identifiable intangible assets	10,700
Goodwill	13,889
Liabilities assumed	(7,581)
Total	$29,229

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

Acquisition related costs for the three months ended September 30, 2023 and 2022 were $0.5 million and $0.3 million, respectively.

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

Disaggregation of Revenue from Contracts with Customers

The following table presents revenue disaggregated by product line and segment (in thousands):

	Three Months Ended
Revenue by Product Line	September 30, 2023	September 30, 2022

Electronics	$81,688	$75,199

Engraving Services	38,736	33,585
Engraving Products	2,058	1,439
Total Engraving	40,794	35,024

Scientific	18,193	18,456

Engineering Technologies	18,220	16,999

Hydraulics Cylinders and Systems	14,729	16,737
Merchandising & Display	11,150	9,565
Pumps	-	8,620
Total Specialty Solutions	25,879	34,922

Total revenue by product line	$184,774	$180,600

The following table presents revenue from continuing operations disaggregated by geography based on company’s locations (in thousands):

	Three Months Ended	Three Months Ended
Net sales	September 30, 2023	September 30, 2022
United States	$114,501	$110,159
Asia Pacific	31,409	32,793
EMEA (1)	34,468	33,925
Other Americas	4,396	3,723
Total	$184,774	$180,600

(1)   EMEA consists primarily of Europe, Middle East and S. Africa.

The following table presents revenue from continuing operations disaggregated by timing of recognition (in thousands):

	Three Months Ended
Timing of Revenue Recognition	September 30, 2023	September 30, 2022
Products and services transferred at a point in time	$167,225	$173,075
Products transferred over time	17,549	7,525
Net sales	$184,774	$180,600

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

The following table provides information about contract assets and liability balances (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three months ended September 30, 2023
Contract assets:
Prepaid expenses and other current assets	$31,138	$16,396	$15,072	$32,462
Contract liabilities:
Customer deposits	-	-	-	-

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three months ended September 30, 2022
Contract assets:
Prepaid expenses and other current assets	$24,679	$16,315	$11,456	$29,538
Contract liabilities:
Customer deposits	41	2,635	2,638	38

We recognized the following revenue which was included in the contract liability beginning balances (in thousands):

September 30, 2023
Revenue recognized in the period from:	Three months ended
Amounts included in the contract liability balance at the beginning of the period	$-

September 30, 2022
Revenue recognized in the period from:	Three months ended
Amounts included in the contract liability balance at the beginning of the period	$41

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

There were no transfers of assets or liabilities between any levels of the fair value measurement hierarchy at September 30, 2023 and June 30, 2023. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, accounts payable, and debt are carried at cost, which approximates fair value.

The fair values of financial instruments were as follows (in thousands):

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$3,997	$3,997	$-	$-
Interest rate swaps	9,293	-	9,293	-
Debt securities	2,643	-	-	2,643
Equity securities	1,982	-	-	1,982

Liabilities
Foreign exchange contracts	$1,951	$-	$1,951	$-

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$3,720	$3,720	$-	$-
Interest rate swaps	10,235	-	10,235	-
Debt securities	2,729	-	-	2,729
Equity securities	2,046	-	-	2,046

Liabilities
Foreign exchange contracts	$1,722	$-	$1,722	$-

The Company is contractually obligated to pay contingent consideration to the sellers of GS Engineering in the event that certain revenue and gross margin targets are achieved during the five years following acquisition. The targets set in the GS Engineering stock purchase agreement were not met for the first, second, third or fourth year, which concluded in the fourth quarter of fiscal years 2020, 2021, 2022 and 2023, respectively. As of September 30, 2023, the Company could be required to pay up to $12.8 million for contingent consideration arrangements if the revenue and gross margin targets are met in fiscal year 2024.

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

There have been no changes in the fair value of the estimates for the Level 3 assets in fiscal year 2024 other than the impact of foreign exchange, which represents the increase in the fair values from the prior year.

The Company will update its assumptions each reporting period based on new developments and record such amounts at fair value based on the revised assumptions until the agreements expire.

5)     Inventories

Inventories from continuing operations are comprised of the following (in thousands):

	September 30, 2023	June 30, 2023
Raw materials	$44,965	$45,268
Work in process	20,716	20,389
Finished goods	32,609	32,880
Total	$98,290	$98,537

Distribution costs associated with the sale of inventory, which are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations were $3.1 million and $2.9 million for the three months ended  September 30, 2023 and 2022, respectively.

6)     Goodwill

Changes to goodwill by segment during the period were as follows (in thousands):

	June 30, 2023	Acquisitions	Translation Adjustment	September 30, 2023
Electronics	$133,432	$13,889	$(2,721)	$144,600
Engraving	76,583	-	(280)	76,303
Scientific	15,454	-	-	15,454
Engineering Technologies	36,293	-	(351)	35,942
Specialty Solutions	3,059	-	-	3,059
Total	$264,821	$13,889	$(3,352)	$275,358

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

The change in warranty reserves from continuing operations, which are recorded as a component of accrued liabilities were as follows (in thousands):

	September 30, 2023	June 30, 2023
Balance at beginning of year	$2,094	$1,918
Acquisitions and other charges	65	-
Warranty expense	928	1,939
Warranty claims	(627)	(1,763)
Balance at end of period	$2,460	$2,094

8)     Debt

Long-term debt is comprised of the following (in thousands):

	September 30, 2023	June 30, 2023
Bank credit agreements	$150,000	$175,000
Total funded debt	150,000	175,000
Issuance cost	(1,450)	(1,559)
Total long-term debt	$148,550	$173,441

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

At September 30, 2023, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $2.9 million and had the ability to borrow $347.1 million under the facility. Funds borrowed under the facility  may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants which the Company was compliant with as of  September 30, 2023.  At September 30, 2023, the carrying value of the current borrowings approximates fair value.

9)       Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2023	June 30, 2023
Payroll and employee benefits	$23,960	$30,778
Operating lease current liability	8,686	8,036
Warranty reserves	2,460	2,094
Restructuring costs	1,693	1,296
Workers' compensation	1,481	1,516
Fair value of derivatives	1,951	1,722
Other	19,456	16,589
Total	$59,687	$62,031

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

The Company’s effective swap agreements convert the base borrowing rate on $150 million of debt due under our revolving credit agreement from a variable rate equal to 1 month Secured Overnight Financing Rate (SOFR) to a weighted average fixed rate of 0.85% at September 30, 2023. The fair value of the swaps, recognized in accrued liabilities or other current assets and in other comprehensive income, is as follows (in thousands, except percentages):

Effective Date	Notional Amount	Fixed Interest Rate	Maturity	September 30, 2023	June 30, 2023
February 6, 2023	25,000	2.80%	August 6, 2023	$-	$59
February 23, 2023	100,000	0.86%	March 23, 2025	6,124	6,716
April 24, 2020	25,000	0.88%	April 24, 2025	1,633	1,777
February 24, 2023	25,000	0.86%	March 24, 2025	1,536	1,683
				$9,293	$10,235

The Company reported no losses for the three months ended September 30, 2023, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense. Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as collections from customers and loan payments between subsidiaries. The Company enters into such contracts for hedging purposes only. The Company has designated certain of these currency contracts as hedges, and changes in the fair value of these contracts are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with these contracts will be reported in net income. At September 30, 2023 and June 30, 2023, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized losses of $2.0 million and $1.7 million, respectively, which approximate the unrealized gains and losses on the related loans. The contracts have maturity dates through fiscal year 2024, which correspond to the related intercompany loans.

The notional amounts of the Company’s forward contracts, by currency, are as follows (in thousands):

Currency	September 30, 2023	June 30, 2023
CAD	12,746	16,600
JPY	2,100,000	2,100,000

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

	Asset Derivatives
	September 30, 2023		June 30, 2023
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$9,293	Prepaid expenses and other current assets	$10,235
		$9,293		$10,235

	Liability Derivatives
	September 30, 2023		June 30, 2023
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Foreign exchange contracts	Accrued liabilities	$-	Accrued liabilities	$315
		$-		$315

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended
	September 30,
	2023	2022
Interest rate swaps	$628	$4,225
Foreign exchange contracts	315	(389)
	$943	$3,836

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to net income for the periods ended (in thousands):

Details about Accumulated			Affected line item
Other Comprehensive	Three Months Ended		in the Unaudited
Income (Loss) Components	September 30,		Condensed Statements
	2023	2022	of Operations
Interest rate swaps	$(1,720)	$(454)	Interest expense
Foreign exchange contracts	(215)	496	Other non-operating (income) expense, net
	$(1,935)	$42

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

Net periodic benefit cost for the Company’s U.S. and Foreign pension benefit plans for the periods ended consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Service cost	$-	$-	$41	$44
Interest cost	2,473	2,397	297	262
Expected return on plan assets	(2,779)	(2,993)	(353)	(245)
Recognized net actuarial loss	951	953	(152)	(15)
Amortization of prior service cost	-	-	(1)	(1)
Net periodic (benefit) cost	$645	$357	$(168)	$45

The following table sets forth the amounts recognized for the Company's defined benefit pension plans (in thousands):

Amounts recognized in the consolidated balance sheets consist of:	September 30, 2023	June 30, 2023
Prepaid benefit cost	$2,794	$2,807
Current liabilities	(502)	(425)
Non-current liabilities	(47,594)	(48,154)
Net amount recognized	$(45,302)	$(45,772)

The contributions made to defined benefit plans are presented below along with remaining contributions to be made for fiscal year 2024 (in thousands):

	Fiscal Year 2024	Remaining
	Three Months Ended	Contributions
Contributions to defined benefit plans	September 30, 2023	FY 2024
United States, funded plan	$-	$9,805
United States, unfunded plan	49	103
United Kingdom	-	-
Germany, unfunded plan	-	257
	$49	$10,165

12 )     Income Taxes

The Company's effective tax rate from continuing operations for the first quarter of fiscal year 2024 and for the three months ended September 30, 2023 was 23.8% compared with 24.0% for the prior year quarter.

The tax rate was impacted in the current period by the following items: (i) a discrete tax benefit related to equity compensation, (ii) the jurisdictional mix of earnings; (iii) foreign withholding taxes, (iv) federal research and development tax credits and (v) limitations on deductions of certain employees’ compensation under Internal Revenue Code Section 162(m). The tax rate was impacted in the prior period by the following items: (i) a discrete tax benefit related to equity compensation, (ii) the jurisdictional mix of earnings, (iii) foreign withholding taxes, and (iv) federal research and development tax credits.

13)     Earnings Per Share

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2023	2022
Basic - Average shares outstanding	11,742	11,823
Dilutive effect of unvested, restricted stock awards	191	129
Diluted - Average shares outstanding	11,933	11,952

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share. There were no outstanding instruments that had an anti-dilutive effect at September 30, 2023 or 2022.

Performance stock units of 89,434 and 141,918 for the three months ended September 30, 2023 and 2022, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

14)     Accumulated Other Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	September 30, 2023	June 30, 2023
Foreign currency translation adjustment	$(83,471)	$(74,373)
Unrealized pension losses, net of tax	(92,044)	(92,761)
Unrealized gains (losses) on derivative instruments, net of tax	7,939	8,657
Total	$(167,576)	$(158,477)

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

Net sales and income (loss) from continuing operations by segment were as follows (in thousands):

	Three Months Ended September 30,
	Net Sales		Income from Operations
	2023	2022	2023	2022
Industry segment:
Electronics	$81,688	$75,199	$16,334	$18,141
Engraving	40,794	35,024	7,595	5,854
Scientific	18,193	18,456	4,930	3,723
Engineering Technologies	18,220	16,999	3,017	1,865
Specialty Solutions	25,879	34,922	5,617	6,077
Corporate	-	-	(8,443)	(8,496)
Restructuring costs	-	-	(1,906)	(582)
Gain on sale of business	-	-	274	-
Acquisition related costs	-	-	(501)	(292)
Sub-total	$184,774	$180,600	$26,917	$26,290
Interest expense			1,276	1,187
Other non-operating (income) expense			846	1,018
Income from continuing operations before income taxes			$24,795	$24,085

Net sales include only transactions with unaffiliated customers and include no intersegment sales. Income (loss) from operations by segment excludes interest expense and other non-operating (income) expense.

17)      Restructuring

The Company has undertaken a number of initiatives that have resulted in severance, restructuring, and related charges.

2024 Restructuring Initiatives

The Company continues to focus its efforts to reduce cost and improve productivity across its businesses, particularly through headcount reductions, facility closures, and consolidations. Restructuring expenses primarily related to headcount reductions and other cost saving initiatives. The Company expects the 2024 restructuring activities to be completed by fiscal year 2025.

Prior Year Restructuring Initiatives

Restructuring expenses primarily related to headcount reductions and facility rationalization within our Engraving and Electronics segments. The Company also incurred restructuring expenses related to third party assistance with analysis and implementation of these activities. The Company expects the prior year restructuring activities to be completed by fiscal year 2024.

A summary of charges by initiative is as follows (in thousands):

	Three Months Ended
	September 30, 2023
Fiscal Year 2024	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$1,427	$345	$1,772
Prior year initiatives	126	8	134
	$1,553	$353	$1,906

	Three Months Ended
	September 30, 2022
Fiscal Year 2023	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$94	$43	$137
Prior year initiatives	251	194	445
	$345	$237	$582

Activity in the reserve related to the initiatives is as follows (in thousands):

Current Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2023	$-	$-	$-
Additions and adjustments	1,427	345	1,772
Payments	(252)	(345)	(597)
Restructuring liabilities at September 30, 2023	$1,175	$-	$1,175

Prior Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2023	$1,104	$192	$1,296
Additions and adjustments	126	8	134
Payments	(892)	(20)	(912)
Restructuring liabilities at September 30, 2023	$338	$180	$518

Prior Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2022	$1,045	$695	$1,740
Additions and adjustments	345	237	582
Payments	(1,136)	(512)	(1,648)
Restructuring liabilities at September 30, 2022	$254	$420	$674

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended
	September 30, 2023
	Involuntary Employee Severance and Benefit Costs	Other	Total
Electronics	$244	$31	$275
Engraving	793	322	1,115
Engineering Technologies	42	-	42
Corporate	474	-	474
	$1,553	$353	$1,906

	Three Months Ended
	September 30, 2022
	Involuntary Employee Severance and Benefit Costs	Other	Total
Electronics	$131	$123	$254
Engraving	214	114	328
	$345	$237	$582

Restructuring expense is expected to be approximately $4.1 million for the remainder of fiscal year 2024.

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

The Company received $67.0 million cash consideration at closing, which is presented as an investing cash flow in fiscal year 2023. Cash consideration received at closing excludes amounts held in escrow and is net of closing cash. The Company recorded a pre-tax gain on sale of the business of $62.1 million in fiscal year 2023. The operating unit's goodwill balance of $0.2 million was written off as a part of the transaction in fiscal year 2023. The sale transaction and financial results of Procon are classified as continuing operations in the Consolidated Financial Statements.

During the first quarter of fiscal year 2024, the Company recorded an additional $0.3 million gain on the sale of the business due to cash received in the period related to closing cash adjustments.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Quarterly Report that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company’s business and the results of its operations and that may cause the actual results of operations in future periods to differ materially from those currently expected or anticipated. These factors include, but are not limited to: the impact of pandemics and other global crises or catastrophic events on employees, our supply chain, and the demand for our products and services around the world; materially adverse or unanticipated legal judgments, fines, penalties or settlements; conditions in the financial and banking markets, including fluctuations in exchange rates and the inability to repatriate foreign cash; domestic and international economic conditions, including the impact, length and degree of economic downturns on the customers and markets we serve and more specifically conditions in the automotive, construction, aerospace, defense, transportation, food service equipment, consumer appliance, energy, oil and gas and general industrial markets; lower-cost competition; the relative mix of products which impact margins and operating efficiencies in certain of our businesses; the impact of higher raw material and component costs, particularly steel, certain materials used in electronics parts, petroleum based products, and refrigeration components; the impact of higher transportation and logistics costs, especially with respect to transportation of goods from Asia; the impact of inflation on the costs of providing our products and services; an inability to realize the expected cost savings from restructuring activities including effective completion of plant consolidations, cost reduction efforts including procurement savings and productivity enhancements, capital management improvements, strategic capital expenditures, and the implementation of lean enterprise manufacturing techniques; the potential for losses associated with the exit from or divestiture of businesses that are no longer strategic or no longer meet our growth and return expectations; the inability to achieve the savings expected from global sourcing of raw materials and diversification efforts in emerging markets; the impact on cost structure and on economic conditions as a result of actual and threatened increases in trade tariffs; the inability to attain expected benefits from acquisitions and the inability to effectively consummate and integrate such acquisitions and achieve synergies envisioned by the Company; market acceptance of our products; our ability to design, introduce and sell new products and related product components; the ability to redesign certain of our products to continue meeting evolving regulatory requirements; the impact of delays initiated by our customers; our ability to increase manufacturing production to meet demand including as a result of labor shortages; the impact on our operations of any successful cybersecurity attacks; and potential changes to future pension funding requirements. In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

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

It is our objective to grow larger and more profitable business units through a commitment to both organic and inorganic initiatives. We have a particular focus on identifying and investing in businesses, new products and new applications that complement our existing products and will increase our overall scale, global presence and capabilities. We continue to execute on acquisitions where strategically aligned with our businesses and where the opportunity meets our investment metrics. We have divested, and likely will continue to divest, businesses that we feel are not strategic or do not meet our growth and return expectations. We also continue to monitor our ability to participate in any governmental assistance programs available to us in each of our global locations and participate in these programs as available and appropriate.

As part of our ongoing strategy:

●

Subsequent to the end of the first quarter of fiscal year 2024 on November 1, 2023, we entered into a definitive agreement, through our subsidiary Standex Electronics Japan Corporation, to acquire privately-held, Japanese-based Sanyu Switch Co., Ltd. Sanyu Switch Co., Ltd. designs and manufactures reed relays, test sockets, testing systems for semi-conductor and other electronics manufacturing, and other switching applications. The transaction is expected to close before January 31, 2024, subject to required regulatory approvals.  Its results will be reported in the Electronics segment upon closing.

●

On July 31, 2023, we acquired Minntronix, a privately held company. Minntronix designs and manufactures customized as well as standard magnetics components and products including transformers, inductors, current sensors, coils, chokes, and filters. The products are used in applications across cable fiber, smart meters, industrial control and lighting, electric vehicles, and home security markets. Its results are reported in the Electronics segment.

●	In the third quarter of fiscal year 2023, we divested our Procon business for $75 million. This transaction reflects the continued simplification of our portfolio and enables greater focus on managing our larger platforms and pursuing growth opportunities. Proceeds are being deployed towards organic and inorganic initiatives and returning capital to shareholders. Its results were reported within our Specialty Solutions segment.

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

Results from Continuing Operations

	Three Months Ended
	September 30,
(In thousands, except percentages)	2023	2022
Net sales	$184,774	$180,600
Gross profit margin	39.3%	37.8%
Income from operations	26,917	26,290

Three Months Ended
(In thousands)	September 30, 2023
Net sales, prior year period	$180,600
Components of change in sales:
Organic sales change	4,442
Effect of acquisitions	7,533
Effect of business divestitures	(8,620)
Effect of exchange rates	819
Net sales, current period	$184,774

Net sales increased in the first quarter of fiscal year 2024 by $4.2 million or 2.3%, when compared to the prior year quarter. Organic sales increased $4.4 million, or 2.5%, primarily due to pricing actions and strong demand in our Engraving segment. Organic sales of $20.0 million in the period were attributed to fast growth markets. Foreign currency also positively impacted sales by $0.8 million, or 0.5%. The acquisition of Minntronix positively impacted sales of $7.5 million, or 4.2%, offset by the impact on sales associated with the divestiture of Procon of $8.6 million, or 4.8%.

Gross Profit Margin

Gross profit in the first quarter of fiscal year 2024 increased to $72.6 million, or a gross margin of 39.3% as compared to $68.3 million, or a gross margin of 37.8%, in the first quarter of fiscal year 2023. This increase was a result of organic sales increases of $4.4 million and productivity initiatives. Gross profit was also negatively impacted by the divestiture of the Procon business partially offset by the acquisition of Minntronix.

Selling, General, and Administrative Expenses

Selling, General, and Administrative (“SG&A”) expenses for the first quarter of fiscal year 2024 were $43.6 million, or 23.6% of sales, compared to $41.1 million, or 22.8% of sales, during the prior year quarter. SG&A expenses during the quarter were primarily impacted by increased research and development spending to drive future product initiatives.

Restructuring Costs

We incurred restructuring expenses of $1.9 million in the first quarter of fiscal year 2024, primarily related to productivity improvements, facility rationalization activities, and global headcount reductions within our Engraving and Electronics segments as well as Corporate headquarters.

We expect to incur restructuring costs of approximately $4.1 million throughout the remainder of fiscal year 2024, as we continue to focus our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions and productivity initiatives.

Acquisition Related Costs

We incurred acquisition related expenses of $0.5 million in the first quarter of fiscal year 2024. Acquisition related expenses typically consist of due diligence, integration, and valuation expenses incurred in connection with recent or pending acquisitions.

Gain on Sale of Business

We recorded a pre-tax gain on sale of the Procon business of $62.1 million for fiscal year 2023. In the first quarter of fiscal year 2024, we recorded an additional $0.3 million gain on the sale related to closing cash adjustments. The sale transaction and financial results of Procon are classified as continuing operations in the Consolidated Financial Statements.

Income from Operations

Income from operations for the first quarter of fiscal year 2024 was $26.9 million, compared to $26.3 million during the prior year quarter. The increase of $0.6 million, or 2.4%, is primarily due to income from organic sales increases and pricing actions, along with cost reduction activities and productivity improvement initiatives, partially offset by increased investment in research and development spending.

Interest Expense

Interest expense for the first quarter of fiscal year 2024 was $1.3 million, a 7.5% increase from interest expense of $1.2 million during the prior year quarter. Our effective interest rate in the three months ended September 30, 2023 was 2.77%.

Income Taxes

Our effective tax rate from continuing operations for the first quarter of fiscal year 2024 was 23.8% compared with 24.0% for the prior year quarter. The tax rate was impacted in the current period by the following items: (i) a discrete tax benefit related to equity compensation, (ii) the jurisdictional mix of earnings; (iii) foreign withholding taxes, (iv) federal research and development tax credits and (v) limitations on deductions of certain employees’ compensation under Internal Revenue Code Section 162(m). The tax rate was impacted in the prior period by the following items: (i) a discrete tax benefit related to equity compensation, (ii) the jurisdictional mix of earnings, (iii) foreign withholding taxes, and (iv) federal research and development tax credits.

The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The income tax provisions are effective for fiscal years beginning after December 31, 2022. The 1% excise tax on share repurchases is effective as of January 1, 2023. The IRA does not have a material impact to our financial statements.

On July 31, 2023, we completed our acquisition of Minntronix, Inc. (“Minntronix”). We accounted for the Minntronix purchase under the acquisition method in accordance with ASC Topic 805, Business Combinations. Accordingly, the purchase price was allocated to the fair value of the assets acquired, including identifiable intangible assets, and the liabilities assumed as of the closing date. Goodwill resulting from the difference between the fair value of the assets acquired and the fair value of the liabilities assumed is not amortizable for book or tax purposes. Although the acquisition was nontaxable, the transaction gave rise to certain temporary differences for which deferred taxes have been recognized. The results of operations for the Minntronix acquisition have been included in our consolidated financial results beginning on the July 31, 2023 closing date.

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

	As of September 30, 2023		As of September 30, 2022
	Total Backlog	Backlog under 1 year	Total Backlog	Backlog under 1 year
Electronics	$145,726	$131,424	$174,810	$146,977
Engraving	32,534	28,281	22,380	17,008
Scientific	2,876	2,876	5,649	5,649
Engineering Technologies	78,205	60,184	58,880	50,319
Specialty Solutions	18,575	18,402	49,022	46,211
Total	$277,916	$241,167	$310,741	$266,164

Total backlog realizable under one year decreased $25.0 million, or 9.4%, to $241.2 million at September 30, 2023, from $266.2 million at September 30, 2022.

Changes in backlog under one year are as follows (in thousands):

As of
(In thousands)	September 30, 2023
Backlog under 1 year, prior year period	$266,164
Components of change in backlog:
Organic change	(37,300)
Effect of acquisitions	19,534
Effect of divestitures	(7,231)
Backlog under 1 year, current period	$241,167

Segment Analysis

Overall

Looking forward to the remainder of fiscal year 2024, we expect to be well positioned to build on fiscal year 2023 and the three months ended September 30, 2023 momentum, with anticipated continued improvement in key financial metrics, supported by productivity initiatives.

In general, for fiscal year 2024, we have experienced and expect:

●	growth in transportation markets from electric vehicle program with a ramp up of new business opportunities, including sensors for charger plugs and soft trim growth;
●	vaccine storage demand to remain stable after the record COVID-19 related surge in fiscal year 2021 and early fiscal year 2022;
●	commercial aviation and defense end markets demand to increase based on current program expectations;
●	space markets to remain attractive, with volume to slightly increase from fiscal year 2023 due to new product development for existing customers;
●	refuse and dump end markets to remain stable while being supported by investments in the U.S. infrastructure bill;
●	stable demand levels in food service equipment markets;
●	market softness in China and Europe, affecting general industrial and appliances end markets served by our Electronics Group.

Electronics Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2023	2022	Change
Net sales	$81,688	$75,199	8.6%
Income from operations	16,334	18,141	(10.0%)
Operating income margin	20.0%	24.1%

Net sales in the first quarter of fiscal year 2024 increased $6.5 million, or 8.6%, when compared to the prior year quarter.  The acquisition of Minntronix in the first quarter of fiscal year 2024 added $7.5 million, or 10.0%, in sales for the period.  The organic sales decrease of $1.3 million, or 1.8%, was partially offset by foreign currency impacts of $0.3 million, or 0.4%. Organic sales were impacted by continued softness in China and Europe, primarily in appliances and general industrial end markets.

Income from operations in the first quarter of fiscal year 2024 decreased by $1.8 million, or 10.0%, when compared to the prior year quarter. The operating income decrease was the result of lower sales, unfavorable product mix and foreign currency impacts, partially offset by contribution from the recent acquisition, pricing and productivity initiatives.

In the second quarter of fiscal year 2024, on a sequential basis, we expect slightly lower revenue and similar operating margin due to continued focus on price and productivity actions.

Engraving Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2023	2022	Change
Net sales	$40,794	$35,024	16.5%
Income from operations	7,595	5,854	29.7%
Operating income margin	18.6%	16.7%

Net sales in the first quarter of fiscal year 2024 increased by $5.8 million, or 16.5%, when compared to the prior year quarter. Organic sales increased by $5.4 million, or 15.5%, due to strong demand in Europe and growth in soft trim applications in Asia. Foreign currency positive impacts contributed $0.4 million, or 1.0%.

Income from operations in the first quarter of fiscal year 2024 increased by $1.7 million, or 29.7%, when compared to the prior year quarter.  The operating income increase was driven by organic sales increases and ongoing productivity initiatives.

In the second quarter of fiscal year 2024, on a sequential basis, we expect similar revenue and slightly higher operating margin.

Scientific

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2023	2022	Change
Net sales	$18,193	$18,456	(1.4%)
Income from operations	4,930	3,723	32.4%
Operating income margin	27.1%	20.2%

Net sales in the first quarter of fiscal year 2024 decreased slightly when compared to the prior year quarter, reflecting lower demand for COVID vaccine storage units from retail pharmacies, mostly offset by higher demand in research and academic end markets.

Income from operations in the first quarter of fiscal year 2024 increased $1.2 million, or 32.4%, when compared to the prior year quarter. The increase is primarily driven by pricing initiatives and lower oceanic freight costs.

In the second quarter of fiscal year 2024, on a sequential basis, we expect similar revenue and operating margin.

Engineering Technologies Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2023	2022	Change
Net sales	$18,220	$16,999	7.2%
Income from operations	3,017	1,865	61.8%
Operating income margin	16.6%	11.0%

Net sales in the first quarter of fiscal year 2024 increased by $1.2 million, or 7.2%, when compared to the prior year quarter.  Organic sales increased by $1.0 million, or 6.1%, and foreign currency impacts were $0.2 million, or 1.1%, as compared to the prior year quarter. The net sales increase was due to pricing actions, an increase in new product development in the fast growth commercial space market, and higher sales to the oil and gas market.

Income from operations in the first quarter of fiscal year 2024 increased by $1.2 million, or 61.8%, when compared to the prior year quarter due to the impact of pricing and productivity initiatives, mostly offset by research and development expenses related to new product development and new applications.

In the second quarter of fiscal year 2024, on a sequential basis, we expect a moderate increase in revenue and similar operating margin, reflecting more favorable project timing and higher level of development activities.

Specialty Solutions Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2023	2022	Change
Net sales	$25,879	$34,922	(25.9%)
Income from operations	5,617	6,077	(7.6%)
Operating income margin	21.7%	17.4%

Net sales in the first quarter of fiscal year 2024 decreased by $9.0 million, or 25.9%, when compared to the prior year quarter.  Organic sales for the group decreased $0.4 million, or 1.2%, as compared to the prior year quarter, reflecting organic growth in the Display Merchandising business, offset by an organic sales decline in the Hydraulics business. The divestiture of Procon in the third quarter of fiscal year 2023 negatively impacted the group by $8.6 million, or 24.7%.

Income from operations in the first quarter of fiscal year 2024 decreased $0.5 million or 7.6%, when compared to the prior year quarter, due to the Procon divestiture, partially offset by improved operating performance in Display Merchandising and Hydraulics businesses.

In the second quarter of fiscal year 2024, on a sequential basis, we expect a slight decline in revenue and operating margin, primarily due to lower number of shipping days in the quarter and seasonality for the Display Merchandising business.

Corporate and Other

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2023	2022	Change
Income (loss) from operations:
Corporate	$(8,443)	$(8,496)	(0.6%)
Restructuring	(1,906)	(582)	227.5%
Acquisition related costs	(501)	(292)	71.6%
Gain on sale of business	274	-	0.0%

Corporate expenses in the first quarter of fiscal year 2024 remained relatively flat when compared to the prior year quarter.

The restructuring, gain on sale of business and acquisition related costs have been discussed above in the Company Overview.

Discontinued Operations

In pursuing our business strategy, the Company may divest certain businesses.  Future divestitures may be classified as discontinued operations based on their strategic significance to the Company. Net loss from discontinued operations was $0.1 million for the three months ended September 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

At September 30, 2023, our total cash balance was $126.8 million, of which $107.8 million was held by foreign subsidiaries. The amount and timing of cash repatriation is dependent upon foreign exchange rates and each business unit’s operational needs including requirements to fund working capital, capital expenditure, and jurisdictional tax payments. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Net cash provided by continuing operating activities for the three months ended September 30, 2023, was $16.4 million compared to net cash used for continuing operating activities of $2.7 million in the prior year.  We generated $28.3 million from income statement activities and used $11.8 million of cash to fund working capital and other balance sheet increases.  Cash flow used in investing activities for the three months ended September 30, 2023 totaled $33.3 million and primarily consisted of $29.2 million for the acquisition of Minntronix in the first quarter of fiscal year 2024 and $4.3 million used for capital expenditures offset by $0.3 million proceeds from the prior divestiture of the Procon business. Cash used for financing activities for the three months ended September 30, 2023 totaled $49.7 million and consisted primarily of repayments of debt of $25.0 million, purchases of stock of $22.2 million and cash paid for dividends of $3.3 million.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of September 30, 2023, the Company used $2.9 million against the letter of credit sub-facility and had the ability to borrow $347.1 million under the facility based on our current trailing twelve-month EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants. The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition related charges up to the lower of $20.0 million or 10% of EBITDA.  The facility also allows for unlimited non-cash purchase accounting and goodwill adjustments.  At September 30, 2023, the Company’s Interest Coverage Ratio was 21.20:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period.  At September 30, 2023, the Company’s leverage ratio was 0.64:1.

As of September 30, 2023, we had borrowings under our facility of $150.0 million. In order to manage our interest rate exposure on these borrowings, we are party to $150.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from SOFR to a weighted average fixed rate of 0.85%.  The effective rate of interest for our outstanding borrowings, including the impact of the interest rate swaps, was 2.77%.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect fiscal year 2024 capital spending to be between $30.0 million and $35.0 million.  We expect that fiscal year 2024 depreciation and amortization expense will be between $22.0 and $25.0 million and $8.0 and $10.0 million, respectively.

The following table sets forth our capitalization:

(In thousands)	September 30, 2023	June 30, 2023
Long-term debt	$148,550	$173,441
Less cash and cash equivalents	(126,830)	(195,706)
Net (cash) debt	21,720	(22,265)
Stockholders' equity	594,639	607,449
Total capitalization	$616,359	$585,184

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $129.5 million at September 30, 2023, as compared to $142.1 million at the most recent measurement date, which occurred as of June 30, 2023. The next measurement date to determine plan assets and benefit obligations will be on June 30, 2024.

The Company expects to pay $10.2 million in contributions to its defined benefit plans during the remainder of fiscal year 2024. Contributions of less than $0.1 million and $0.1 million were made during the three months ended September 30, 2023 and 2022, respectively.  There are required contributions of $9.8 million to the United States funded pension plan for fiscal year 2024. The Company expects to make contributions during the remainder of fiscal year 2024 of $0.1 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively. Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for three retired executives. Current executives and new hires are not eligible for this program.  At September 30, 2023, the underlying policies had a cash surrender value of $11.8 million and are reported net of loans of $5.0 million for which we have the legal right of offset, these amounts are reported net on our balance sheet.

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

Critical Accounting Policies

The condensed consolidated financial statements include the accounts of Standex International Corporation and all of its subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements.  Although we believe that materially different amounts would not be reported due to the accounting policies adopted, the application of certain accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  Our Annual Report on Form 10-K for the year ended June 30, 2023 lists a number of accounting policies which we believe to be the most critical.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as loan payments, customer remittances, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At September 30, 2023 the fair value, in the aggregate, of the Company’s open foreign exchange contracts was a liability of $2.0 million.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at September 30, 2023, would not result in a material change in our operations, financial position, or cash flows.  We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate Risk

The Company’s effective interest rate on borrowings was 2.77% at September 30, 2023.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings and is mitigated by our use of interest rate swap agreements to modify our exposure to interest rate movements.  At September 30, 2023, we have $150.0 million of active floating to fixed rate swaps with terms through fiscal year 2025.  These swaps convert our interest payments from SOFR to a weighted average rate of 0.85%.  At September 30, 2023 the fair value, in the aggregate, of the Company’s interest rate swaps was assets of $9.3 million. A 25-basis point increase in interest rates would not materially change our annual interest expense as most of our outstanding debt is currently converted to fixed rate debts by means of interest rate swaps.

Concentration of Credit Risk

We have a diversified customer base. As such, the risk associated with concentration of credit risk is inherently minimized. As of September 30, 2023, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.     CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting during the quarterly period ended September 30, 2023 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities(1)
Quarter Ended September 30, 2023

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2023 - July 31, 2023	-	$-	-	$65,124

August 1, 2023 - August 31, 2023	79,380	163.59	79,380	52,138

September 1, 2023 - September 30, 2023	59,286	154.72	59,286	42,966

Total	138,666	$159.80	138,666	$42,966

(1)	The Company has a Stock Buyback Program (the “Program”) which was originally announced on January 30, 1985 and most recently amended on April 28, 2022. Under the Program, the Company is authorized to repurchase up to an aggregate of $200 million of its shares. Under the program, purchases may be made from time to time on the open market, including through 10b5-1 trading plans, or through privately negotiated transactions, block transactions, or other techniques in accordance with prevailing market conditions and the requirements of the Securities and Exchange Commission. The Board’s authorization is open-ended and does not establish a timeframe for the purchases. The Company is not obligated to acquire a particular number of shares, and the program may be discontinued at any time at the Company’s discretion.

ITEM 5. Other Information

Except as set forth below, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2023.

NAME AND TITLE OF SELLER	DATE OF PLAN ADOPTION	CHARACTER OF TRADING AGREEMENT	AGGREGATE NUMBER OF SHARES OF COMMON STOCK TO BE PURCHASED OR SOLD	DURATION	OTHER MATERIAL TERMS	DATE TERMINATED
David A. Dunbar, Chairman, President & CEO (1)	August 31, 2023	Rule 10b5-1 Trading Plan	25,000 to be sold	August 15, 2024 (2)	Sales are to be made commencing on or after December 1, 2023 in tranches with specified limit prices.	N/A

(1)	The subject shares are held indirectly in a revocable trust for which Mr. Dunbar is a trustee
(2)

The plan terminates on the earliest to occur of (i) close of trading on August 15, 2024, (ii) the date that the aggregate number of shares sold pursuant to the plan reaches 25,000 shares. The plan also terminates promptly upon the death, dissolution, bankruptcy or insolvency of the Seller. The plan also is subject to termination under certain circumstances in the event of a Qualifying Securities Offering (as defined in the plan).

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

STANDEX INTERNATIONAL CORPORATION

Date:	November 3, 2023	/s/ ADEMIR SARCEVIC
Ademir Sarcevic
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	November 3, 2023	/s/ SEAN C. VALASHINAS
Sean C. Valashinas
Vice President/Chief Accounting Officer/Assistant Treasurer