Form 10-Q
period 2023-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 2024-02-02
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

The number of shares of Registrant's Common Stock outstanding on January 31, 2024 was 11,870,622.

STANDEX INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	December 31,	June 30,
(In thousands, except per share data)	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$142,424	$195,706
Accounts receivable, less allowance for credit losses of $2,753 and $2,788 at December 31, 2023 and June 30, 2023, respectively	125,575	123,440
Inventories	98,592	98,537
Prepaid expenses and other current assets	65,572	64,739
Income taxes receivable	3,836	831
Total current assets	435,999	483,253

Property, plant, and equipment, net	132,599	130,937
Intangible assets, net	82,726	75,651
Goodwill	280,337	264,821
Deferred tax asset	14,027	14,602
Operating lease right-of-use asset	34,026	33,273
Other non-current assets	25,347	22,392
Total non-current assets	569,062	541,676

Total assets	$1,005,061	$1,024,929

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$63,883	$68,601
Accrued liabilities	56,062	62,031
Income taxes payable	10,597	10,335
Total current liabilities	130,542	140,967

Long-term debt	148,659	173,441
Operating lease long-term liabilities	26,080	25,774
Accrued pension and other non-current liabilities	79,209	77,298
Total non-current liabilities	253,948	276,513

Contingencies (Note 15)

Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000 shares authorized, 27,984,278 shares issued, 11,783,199 and 11,744,991 shares outstanding at December 31, 2023 and June 30, 2023	41,976	41,976
Additional paid-in capital	101,198	100,555
Retained earnings	1,058,069	1,027,279
Accumulated other comprehensive loss	(155,561)	(158,477)
Treasury shares: 16,201,079 and 16,239,287 shares at December 31, 2023 and June 30, 2023	(425,111)	(403,884)
Total stockholders' equity	620,571	607,449

Total liabilities and stockholders' equity	$1,005,061	$1,024,929

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2023	2022	2023	2022
Net sales	$178,400	$187,789	$363,174	$368,389
Cost of sales	106,737	115,469	218,876	227,816
Gross profit	71,663	72,320	144,298	140,573
Selling, general, and administrative expenses	43,276	43,713	86,861	84,802
(Gain) loss on sale of business	-	-	(274)	-
Restructuring costs	1,360	511	3,266	1,093
Acquisition related costs	1,195	174	1,696	466
Other operating (income) expense, net	-	116	-	116
Total operating expenses	45,831	44,514	91,549	86,477
Income from operations	25,832	27,806	52,749	54,096
Interest expense	1,019	1,566	2,295	2,753
Other non-operating (income) expense, net	332	(70)	1,178	948
Income from continuing operations before income taxes	24,481	26,310	49,276	50,395
Provision for income taxes	5,409	6,226	11,312	11,995
Income from continuing operations	19,072	20,084	37,964	38,400
Income (loss) from discontinued operations, net of tax	(201)	(41)	(279)	(87)
Net income	$18,871	$20,043	$37,685	$38,313

Basic earnings (loss) per share:
Continuing operations	$1.62	$1.69	$3.22	$3.25
Discontinued operations	(0.02)	-	(0.02)	(0.01)
Total	$1.60	$1.69	$3.20	$3.24
Diluted earnings (loss) per share:
Continuing operations	$1.61	$1.69	$3.19	$3.22
Discontinued operations	(0.02)	-	(0.02)	(0.01)
Total	$1.59	$1.69	$3.17	$3.21

Weighted average number of shares:
Basic	11,791	11,852	11,762	11,833
Diluted	11,858	11,917	11,891	11,930

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2023	2022	2023	2022
Net income	$18,871	$20,043	$37,685	$38,313
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs, net of tax	$(133)	$(82)	$(12)	$14
Amortization of unrecognized costs, net of tax	597	710	1,193	1,420
Derivative instruments:
Change in unrealized gains (losses), net of tax	(675)	(170)	110	2,627
Amortization of unrealized gains (losses) into interest expense, net of tax	(1,280)	(234)	(2,781)	(80)
Foreign currency translation gains (losses), net of tax	13,506	23,649	4,406	2,105
Other comprehensive income (loss), net of tax	$12,015	$23,873	$2,916	$6,086
Comprehensive income	$30,886	$43,916	$40,601	$44,399

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

				Accumulated Other
For the three month period ended		Additional		Comprehensive			Total
December 31, 2023	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, September 30, 2023	$41,976	$98,713	$1,042,695	$(167,576)	16,189	$(421,169)	$594,639
Stock issued under incentive compensation plans and employee purchase plans	-	(145)	-	-	(22)	567	422
Stock-based compensation	-	2,630	-	-	-	-	2,630
Treasury stock acquired	-	-	-	-	34	(4,509)	(4,509)
Comprehensive income:
Net income	-	-	18,871	-	-	-	18,871
Foreign currency translation adjustment	-	-	-	13,506	-	-	13,506
Pension, net of tax of $0.2 million	-	-	-	464	-	-	464
Change in fair value of derivatives, net of tax of $0.7 million	-	-	-	(1,955)	-	-	(1,955)
Dividends declared ($0.30 per share)	-	-	(3,497)	-	-	-	(3,497)
Balance, December 31, 2023	$41,976	$101,198	$1,058,069	$(155,561)	16,201	$(425,111)	$620,571

For the three month period ended December 31, 2022
(in thousands, except as specified)
Balance, September 30, 2022	$41,976	$91,446	$916,549	$(171,099)	16,119	$(387,182)	$491,690
Stock issued under incentive compensation plans and employee purchase plans	-	(222)	-	-	(16)	380	158
Stock-based compensation	-	2,135	-	-	-	-	2,135
Treasury stock acquired	-	-	-	-	50	(5,123)	(5,123)
Comprehensive income:
Net income	-	-	20,043	-	-	-	20,043
Foreign currency translation adjustment	-	-		23,649	-	-	23,649
Pension, net of tax of $0.2 million	-	-	-	628	-	-	628
Change in fair value of derivatives, net of tax of $0.1 million	-	-	-	(404)	-	-	(404)
Dividends declared ($0.28 per share)	-	-	(3,359)	-	-	-	(3,359)
Balance, December 31, 2022	$41,976	$93,359	$933,233	$(147,226)	16,153	$(391,925)	$529,417

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

				Accumulated Other
For the six month period ended		Additional		Comprehensive			Total
December 31, 2023	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, June 30, 2023	$41,976	$100,555	$1,027,279	$(158,477)	16,239	$(403,884)	$607,449
Stock issued under incentive compensation plans and employee purchase plans	-	(4,181)	-	-	(210)	5,370	1,189
Stock-based compensation	-	4,824	-	-	-	-	4,824
Treasury stock acquired	-	-	-	-	172	(26,597)	(26,597)
Comprehensive income:
Net income	-	-	37,685	-	-	-	37,685
Foreign currency translation adjustment	-	-	-	4,406	-	-	4,406
Pension, net of tax of $0.4 million	-	-	-	1,181	-	-	1,181
Change in fair value of derivatives, net of tax of $0.9 million	-	-	-	(2,671)	-	-	(2,671)
Dividends declared ($0.58 per share)	-	-	(6,895)	-	-	-	(6,895)
Balance, December 31, 2023	$41,976	$101,198	$1,058,069	$(155,561)	16,201	$(425,111)	$620,571

For the six month period ended December 31, 2022
(in thousands, except as specified)
Balance, June 30, 2022	$41,976	$91,200	$901,421	$(153,312)	16,160	$(381,942)	$499,343
Stock issued under incentive compensation plans and employee purchase plans	-	(2,540)	-	-	(147)	3,534	994
Stock-based compensation	-	4,699	-	-	-	-	4,699
Treasury stock acquired	-	-	-	-	140	(13,517)	(13,517)
Comprehensive income:							-
Net income	-	-	38,313	-	-	-	38,313
Foreign currency translation adjustment	-	-	-	2,105	-	-	2,105
Pension, net of tax of $0.5 million	-	-	-	1,434	-	-	1,434
Change in fair value of derivatives, net of tax of $0.8 million	-	-	-	2,547	-	-	2,547
Dividends declared ($0.54 per share)	-	-	(6,501)	-	-	-	(6,501)
Balance, December 31, 2022	$41,976	$93,359	$933,233	$(147,226)	16,153	$(391,925)	$529,417

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

 Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	December 31,
(In thousands)	2023	2022
Cash flows from operating activities
Net income	$37,685	$38,313
Income (loss) from discontinued operations	(279)	(87)
Income from continuing operations	37,964	38,400
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,969	13,966
Stock-based compensation	4,824	4,699
Non-cash portion of restructuring charge	346	(1,183)
Gain on sale of business	(274)	-
Contributions to defined benefit plans	(1,541)	(101)
Changes in operating assets and liabilities, net	(15,121)	(28,690)
Net cash provided by (used in) operating activities - continuing operations	40,167	27,091
Net cash provided by (used in) operating activities - discontinued operations	(422)	(51)
Net cash provided by (used in) operating activities	39,745	27,040
Cash flows from investing activities
Expenditures for property, plant, and equipment	(8,587)	(11,028)
Proceeds from sale of business	274	-
Expenditures for acquisitions, net of cash acquired	(29,229)	-
Other investing activity	-	98
Net cash provided by (used in) investing activities	(37,542)	(10,930)
Cash flows from financing activities
Proceeds from borrowings	-	28,500
Payments of debt	(25,000)	(16,000)
Contingent consideration payment	-	(1,167)
Activity under share-based payment plans	1,189	994
Purchases of treasury stock	(26,650)	(13,517)
Cash dividends paid	(6,840)	(6,399)
Net cash provided by (used in) financing activities	(57,301)	(7,589)
Effect of exchange rate changes on cash and cash equivalents	1,816	129
Net change in cash and cash equivalents	(53,282)	8,650
Cash and cash equivalents at beginning of year	195,706	104,844
Cash and cash equivalents at end of period	$142,424	$113,494

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$2,222	$2,225
Income taxes, net of refunds	$14,010	$12,822

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1)     Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and six months ended December 31, 2023 and 2022, the cash flows for the six months ended December 31, 2023 and 2022 and the financial position of Standex International Corporation (“Standex”, the “Company”, “we”, “us”, or “our”), at December 31, 2023. The interim results are not necessarily indicative of results for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2023. The condensed consolidated balance sheet at June 30, 2023 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2023. Unless otherwise noted, references to years are to the Company’s fiscal years. Currently our fiscal year end is June 30.  For further clarity, our fiscal year 2024 includes the twelve-month period from July 1, 2023 to June 30, 2024.

The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. Estimates are based on historical experience, actuarial estimates, current conditions and various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when they are not readily apparent from other sources. These estimates assist in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results  may differ from these estimates under different assumptions or conditions. The estimates and assumptions used in the preparation of the consolidated financial statements have considered the implications on the Company as a result of ongoing global events and related economic impacts. As a result, there is heightened volatility and uncertainty around supply chain performance, labor availability, and customer demand. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of  December 31, 2023 and the issuance date of the Quarterly Report on Form 10-Q.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company evaluated subsequent events through the date and time its unaudited condensed consolidated financial statements were issued.

Research and development expenditures are expensed as incurred. Total research and development costs, which are classified under selling, general, and administrative expenses, were $5.1 million and $4.1 million for the three months ended December 31, 2023 and 2022, respectively. Research and development expenditures were $10.4 million and $7.3 million for the six months ended  December 31, 2023 and 2022, respectively.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) ("ASU 2023-07"). This update provides, among other things, enhanced segment disclosure requirements including disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company will review the extent of new disclosures necessary in the coming quarters, prior to implementation during fiscal year 2025. Other than additional disclosure, the Company does not expect a change to its condensed consolidated financial statements upon adoption.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU is expected to enhance the transparency and decision usefulness of income tax disclosures by requiring public business entities on an annual basis to disclose specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024. The amendments in this ASU are required to be applied on a prospective basis and retrospective adoption is permitted. The Company is currently evaluating the effect of adopting this new accounting guidance, which would be applicable to fiscal year 2026.

2)     Acquisitions

At the time of the acquisition and December 31, 2023, the Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

On November 1, 2023, the Company entered into a definitive agreement, through its subsidiary Standex Electronics Japan Corporation, to acquire privately-held, Japanese-based Sanyu Switch Co., Ltd. Sanyu Switch Co., Ltd. designs and manufactures reed relays, test sockets, testing systems for semi-conductor and other electronics manufacturing, and other switching applications. The transaction is expected to close in the third quarter of fiscal year 2024, subject to required regulatory approvals.  Its results will be reported in the Electronics segment upon closing.

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

Preliminary Allocation December 31, 2023
Fair value of business combination:
Cash payments	$33,890
Less, cash acquired	(4,661)
Total	$29,229

Preliminary Allocation December 31, 2023
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

Acquisition related costs for the three months ended December 31, 2023 and 2022 were $1.2 million and $0.2 million, respectively. Acquisition related costs for the six months ended December 31, 2023 and 2022 were $1.7 million and $0.5 million, respectively.

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

Disaggregation of Revenue from Contracts with Customers

The following table presents revenue disaggregated by product line and segment (in thousands):

	Three Months Ended
Revenue by Product Line	December 31, 2023	December 31, 2022

Electronics	$79,419	$72,556

Engraving Services	38,467	36,221
Engraving Products	2,378	1,468
Total Engraving	40,845	37,689

Scientific	16,292	19,292

Engineering Technologies	19,887	24,193

Hydraulics Cylinders and Systems	11,881	17,538
Merchandising & Display	10,076	9,392
Pumps	-	7,129
Total Specialty Solutions	21,957	34,059

Total revenue by product line	$178,400	$187,789

	Six Months Ended
Revenue by Product Line	December 31, 2023	December 31, 2022

Electronics	$161,107	$147,755

Engraving Services	77,203	69,805
Engraving Products	4,436	2,908
Total Engraving	81,639	72,713

Scientific	34,485	37,748

Engineering Technologies	38,107	41,192

Hydraulics Cylinders and Systems	26,610	34,275
Merchandising & Display	21,226	18,957
Pumps	-	15,749
Total Specialty Solutions	47,836	68,981

Total revenue by product line	$363,174	$368,389

The following table presents revenue from continuing operations disaggregated by geography based on company’s locations (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Net sales	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
United States	$110,167	$116,303	$224,668	$226,462
Asia Pacific	32,742	33,861	64,151	66,654
EMEA (1)	31,632	33,401	66,100	67,326
Other Americas	3,859	4,224	8,255	7,947
Total	$178,400	$187,789	$363,174	$368,389

(1)   EMEA consists primarily of Europe, Middle East and S. Africa.

The following table presents revenue from continuing operations disaggregated by timing of recognition (in thousands):

	Three Months Ended
Timing of Revenue Recognition	December 31, 2023	December 31, 2022
Products and services transferred at a point in time	$160,204	$165,728
Products transferred over time	18,196	22,061
Net sales	$178,400	$187,789

	Six Months Ended
Timing of Revenue Recognition	December 31, 2023	December 31, 2022
Products and services transferred at a point in time	$327,429	$331,421
Products transferred over time	35,745	36,968
Net sales	$363,174	$368,389

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

The following table provides information about contract assets and liability balances (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended December 31, 2023
Contract assets:
Prepaid expenses and other current assets	$31,138	$33,565	$30,201	$34,502

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended December 31, 2022
Contract assets:
Prepaid expenses and other current assets	$24,679	$33,017	$26,681	$31,015
Contract liabilities:
Customer deposits	41	-	41	-

We recognized the following revenue which was included in the contract liability beginning balances (in thousands):

There was no liability balance at the beginning of fiscal year 2024.

	December 31, 2022	December 31, 2022
Revenue recognized in the period from:	Three months ended	Six months ended
Amounts included in the contract liability balance at the beginning of the period	$38	$41

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

There were no transfers of assets or liabilities between any levels of the fair value measurement hierarchy at December 31, 2023 and June 30, 2023. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, accounts payable, and debt are carried at cost, which approximates fair value.

The fair values of financial instruments were as follows (in thousands):

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$4,431	$4,431	$-	$-
Foreign exchange contracts	601	-	601	-
Interest rate swaps	6,677	-	6,677	-
Debt securities	2,760	-	-	2,760
Equity securities	2,070	-	-	2,070

Liabilities
Foreign exchange contracts	$-	$-	$-	$-

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$3,720	$3,720	$-	$-
Interest rate swaps	10,235	-	10,235	-
Debt securities	2,729	-	-	2,729
Equity securities	2,046	-	-	2,046

Liabilities
Foreign exchange contracts	$1,722	$-	$1,722	$-

The Company is contractually obligated to pay contingent consideration to the sellers of GS Engineering in the event that certain revenue and gross margin targets are achieved during the five years following acquisition. The targets set in the GS Engineering stock purchase agreement were not met for the first, second, third or fourth year, which concluded in the fourth quarter of fiscal years 2020, 2021, 2022 and 2023, respectively. As of December 31, 2023, the Company could be required to pay up to $12.8 million for contingent consideration arrangements if the revenue and gross margin targets are met in fiscal year 2024.

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

The Company invested $2.1 million for equity securities of a company whose securities are not publicly traded and where fair value is not readily available. This was recorded as an investment within other non-current assets in the consolidated balance sheets to reflect the initial fair value of the stock acquired. These investments are recorded using either the equity method of accounting or the cost minus impairment adjusted for observable price changes, depending on ownership percentage and other factors that suggest significant influence. The Company concluded it does not have a significant ownership percentage or influence. The Company monitors this investment to evaluate whether any increase or decline in the value has occurred, based on the implied value of recent company financings, public market prices of comparable companies and general market conditions.

The Company also purchased $2.8 million of debt securities from the same privately held company. The available for sale asset was recorded as a current asset in the prepaid expenses and other current assets line of the consolidated balance sheet to reflect the initial fair value of the instrument acquired. This asset will mature one year from the date of issuance. Available-for-sale debt securities are recorded at fair market value and unrealized gains and losses are included in accumulated other comprehensive income (loss) in equity, net of related tax effects. Realized gains and losses are reported in other non-operating (income) expense, net.

There have been no changes in the fair value of the estimates for the Level 3 assets in fiscal year 2024 other than the impact of foreign exchange, which represents the increase in the fair values from the prior year.

The Company updates its assumptions each reporting period based on new developments and record such amounts at fair value based on the revised assumptions until the agreements expire.

5)     Inventories

Inventories from continuing operations are comprised of the following (in thousands):

	December 31, 2023	June 30, 2023
Raw materials	$47,521	$45,268
Work in process	18,065	20,389
Finished goods	33,006	32,880
Total	$98,592	$98,537

Distribution costs associated with the sale of inventory, which are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations were $2.9 million and $3.1 million for the three months ended  December 31, 2023 and 2022, respectively. Distribution costs were $6.1 million and $6.0 million for the six months ended  December 31, 2023 and 2022, respectively.

6)     Goodwill

Changes to goodwill by segment during the period were as follows (in thousands):

	June 30, 2023	Acquisitions	Translation Adjustment	December 31, 2023
Electronics	$133,432	$13,889	$1,504	$148,825
Engraving	76,583	-	100	76,683
Scientific	15,454	-	-	15,454
Engineering Technologies	36,293	-	23	36,316
Specialty Solutions	3,059	-	-	3,059
Total	$264,821	$13,889	$1,627	$280,337

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

The change in warranty reserves from continuing operations, which are recorded as a component of accrued liabilities were as follows (in thousands):

	December 31, 2023	June 30, 2023
Balance at beginning of year	$2,094	$1,918
Acquisitions and other charges	92	-
Warranty expense	1,139	1,939
Warranty claims	(894)	(1,763)
Balance at end of period	$2,431	$2,094

8)     Debt

Long-term debt is comprised of the following (in thousands):

	December 31, 2023	June 30, 2023
Bank credit agreements	$150,000	$175,000
Total funded debt	150,000	175,000
Issuance cost	(1,341)	(1,559)
Total long-term debt	$148,659	$173,441

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

At December 31, 2023, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $2.9 million and had the ability to borrow $347.1 million under the facility. Funds borrowed under the facility  may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants which the Company was compliant with as of  December 31, 2023.  At December 31, 2023, the carrying value of the current borrowings approximates fair value.

9)       Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2023	June 30, 2023
Payroll and employee benefits	$22,764	$30,778
Operating lease current liability	8,701	8,036
Warranty reserves	2,431	2,094
Restructuring costs	1,642	1,296
Workers' compensation	1,598	1,516
Fair value of derivatives	-	1,722
Other	18,926	16,589
Total	$56,062	$62,031

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

The Company’s effective swap agreements convert the base borrowing rate on $150 million of debt due under our revolving credit agreement from a variable rate equal to 1 month Secured Overnight Financing Rate (SOFR) to a weighted average fixed rate of 0.85% at December 31, 2023. The fair value of the swaps, recognized in other comprehensive income, is as follows (in thousands, except percentages):

Effective Date	Notional Amount	Fixed Interest Rate	Maturity	December 31, 2023	June 30, 2023
February 6, 2023	25,000	2.80%	August 6, 2023	$-	$59
February 23, 2023	100,000	0.86%	March 23, 2025	4,394	6,716
April 24, 2020	25,000	0.88%	April 24, 2025	1,181	1,777
February 24, 2023	25,000	0.86%	March 24, 2025	1,102	1,683
				$6,677	$10,235

The Company reported no losses for the three and six months ended December 31, 2023, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense. Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as collections from customers and loan payments between subsidiaries. The Company enters into such contracts for hedging purposes only. The Company has designated certain of these currency contracts as hedges, and changes in the fair value of these contracts are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with these contracts will be reported in net income. At December 31, 2023 and June 30, 2023, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized assets of $0.1 million and losses of $1.7 million, respectively, which approximate the unrealized gains and losses on the related loans. The contracts have maturity dates through fiscal year 2024, which correspond to the related intercompany loans.

The notional amounts of the Company’s forward contracts, by currency, are as follows (in thousands):

Currency	December 31, 2023	June 30, 2023
CAD	-	16,600
JPY	4,200,000	2,100,000

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

	Asset Derivatives
	December 31, 2023		June 30, 2023
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$6,677	Prepaid expenses and other current assets	$10,235
		$6,677		$10,235

	Liability Derivatives
	December 31, 2023		June 30, 2023
Derivative designated	Balance		Balance
as hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Foreign exchange contracts	Accrued liabilities	$-	Accrued liabilities	$315
		$-		$315

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Interest rate swaps	$(903)	$535	$(275)	$4,760
Foreign exchange contracts	-	(574)	315	(963)
	$(903)	$(39)	$40	$3,797

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to net income for the periods ended (in thousands):

Details about Accumulated					Affected line item
Other Comprehensive	Three Months Ended		Six Months Ended		in the Unaudited
Income (Loss) Components	December 31,		December 31,		Condensed Statements
	2023	2022	2023	2022	of Operations
Interest rate swaps	$(1,713)	$(1,105)	$(3,433)	$(1,559)	Interest expense
Foreign exchange contracts	-	599	(215)	1,095	Other non-operating (income) expense, net
	$(1,713)	$(506)	$(3,648)	$(464)

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

Net periodic benefit cost for the Company’s U.S. and Foreign pension benefit plans for the periods ended consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Service cost	$-	$-	$40	$43
Interest cost	2,473	2,396	292	263
Expected return on plan assets	(2,779)	(2,994)	(346)	(247)
Recognized net actuarial loss	951	954	(150)	(16)
Amortization of prior service cost	-	-	(1)	(1)
Net periodic (benefit) cost	$645	$356	$(165)	$42

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Service cost	$-	$-	$81	$87
Interest cost	4,946	4,793	589	525
Expected return on plan assets	(5,558)	(5,987)	(699)	(492)
Recognized net actuarial loss	1,902	1,907	(302)	(31)
Amortization of prior service cost	-	-	(2)	(2)
Net periodic (benefit) cost	$1,290	$713	$(333)	$87

The following table sets forth the amounts recognized for the Company's defined benefit pension plans (in thousands):

Amounts recognized in the consolidated balance sheets consist of:	December 31, 2023	June 30, 2023
Prepaid benefit cost	$3,019	$2,807
Current liabilities	(502)	(425)
Non-current liabilities	(46,054)	(48,154)
Net amount recognized	$(43,537)	$(45,772)

The contributions made to defined benefit plans are presented below along with remaining contributions to be made for fiscal year 2024 (in thousands):

	Fiscal Year 2024	Remaining
	Six Months Ended	Contributions
Contributions to defined benefit plans	December 31, 2023	FY 2024
United States, funded plan	$1,442	$8,363
United States, unfunded plan	99	53
United Kingdom	-	-
Germany, unfunded plan	-	255
	$1,541	$8,671

12)     Income Taxes

The Company's effective tax rate from continuing operations for the second quarter of fiscal year 2024 and for the six months ended December 31, 2023 was 22.1% and 23.0%  respectively, compared with 23.7% and 23.8% for the prior year quarter and prior year period, respectively.

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

13)     Earnings Per Share

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

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Basic - Average shares outstanding	11,791	11,852	11,762	11,833
Dilutive effect of unvested, restricted stock awards	67	65	129	97
Diluted - Average shares outstanding	11,858	11,917	11,891	11,930

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share. There were no outstanding instruments that had an anti-dilutive effect at December 31, 2023 or 2022.

Performance stock units of 89,434 and 132,217 for the six months ended  December 31, 2023 and 2022, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

14)     Accumulated Other Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	December 31, 2023	June 30, 2023
Foreign currency translation adjustment	$(69,967)	$(74,373)
Unrealized pension losses, net of tax	(91,580)	(92,761)
Unrealized gains (losses) on derivative instruments, net of tax	5,986	8,657
Total	$(155,561)	$(158,477)

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

Net sales and income (loss) from continuing operations by segment were as follows (in thousands):

	Three Months Ended December 31,
	Net Sales		Income from Operations
	2023	2022	2023	2022
Industry segment:
Electronics	$79,419	$72,556	$15,850	$16,972
Engraving	40,845	37,689	8,910	6,373
Scientific	16,292	19,292	4,248	4,165
Engineering Technologies	19,887	24,193	3,405	3,741
Specialty Solutions	21,957	34,059	3,965	5,716
Corporate	-	-	(7,991)	(8,360)
Restructuring costs	-	-	(1,360)	(511)
Gain on sale of business	-	-	-	-
Acquisition related costs	-	-	(1,195)	(174)
Other operating income (expense), net	-	-	-	(116)
Sub-total	$178,400	$187,789	$25,832	$27,806
Interest expense			1,019	1,566
Other non-operating (income) expense			332	(70)
Income from continuing operations before income taxes			$24,481	$26,310

	Six Months Ended December 31,
	Net Sales		Income from Operations
	2023	2022	2023	2022
Industry segment:
Electronics	$161,107	$147,755	$32,184	$35,113
Engraving	81,639	72,713	16,505	12,227
Scientific	34,485	37,748	9,178	7,888
Engineering Technologies	38,107	41,192	6,422	5,606
Specialty Solutions	47,836	68,981	9,582	11,793
Corporate	-	-	(16,434)	(16,856)
Restructuring costs	-	-	(3,266)	(1,093)
Gain on sale of business	-	-	274	-
Acquisition related costs	-	-	(1,696)	(466)
Other operating income (expense), net	-	-	-	(116)
Sub-total	$363,174	$368,389	$52,749	$54,096
Interest expense			2,295	2,753
Other non-operating (income) expense			1,178	948
Income from continuing operations before income taxes			$49,276	$50,395

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

A summary of charges by initiative is as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2023			December 31, 2023
Fiscal Year 2024	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$359	$907	$1,266	$1,786	$1,252	$3,038
Prior year initiatives	56	38	94	182	46	228
	$415	$945	$1,360	$1,968	$1,298	$3,266

	Three Months Ended			Six Months Ended
	December 31, 2022			December 31, 2022
Fiscal Year 2023	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$117	$74	$191	$211	$117	$328
Prior year initiatives	217	103	320	468	297	765
	$334	$177	$511	$679	$414	$1,093

Activity in the reserve related to the initiatives is as follows (in thousands):

Current Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2023	$-	$-	$-
Additions and adjustments	1,786	1,252	3,038
Payments	(843)	(1,029)	(1,872)
Restructuring liabilities at December 31, 2023	$943	$223	$1,166

Prior Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2023	$1,104	$192	$1,296
Additions and adjustments	182	46	228
Payments	(985)	(63)	(1,048)
Restructuring liabilities at December 31, 2023	$301	$175	$476

Prior Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2022	$1,045	$695	$1,740
Additions and adjustments	679	414	1,093
Payments	(1,577)	(699)	(2,276)
Restructuring liabilities at December 31, 2022	$147	$410	$557

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2023			December 31, 2023
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Electronics	$347	$408	$755	$591	$439	$1,030
Engraving	43	537	580	836	859	1,695
Engineering Technologies	13	-	13	55	-	55
Corporate	12	-	12	486	-	486
	$415	$945	$1,360	$1,968	$1,298	$3,266

	Three Months Ended			Six Months Ended
	December 31, 2022			December 31, 2022
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Electronics	$168	$83	$251	$299	$197	$496
Engraving	166	94	260	380	217	597
	$334	$177	$511	$679	$414	$1,093

Restructuring expense is expected to be approximately $3.5 million for the remainder of fiscal year 2024.

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

Statements contained in this Quarterly Report that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company’s business and the results of its operations and that may cause the actual results of operations in future periods to differ materially from those currently expected or anticipated. These factors include, but are not limited to: the impact of pandemics and other global crises or catastrophic events on employees, our supply chain, and the demand for our products and services around the world; materially adverse or unanticipated legal judgments, fines, penalties or settlements; conditions in the financial and banking markets, including fluctuations in exchange rates and the inability to repatriate foreign cash; domestic and international economic conditions, including the impact, length and degree of economic downturns on the customers and markets we serve and more specifically conditions in the automotive, construction, aerospace, defense, transportation, food service equipment, consumer appliance, energy, oil and gas and general industrial markets; lower-cost competition; the relative mix of products which impact margins and operating efficiencies in certain of our businesses; the impact of higher raw material and component costs, particularly steel, certain materials used in electronics parts, petroleum based products, and refrigeration components; the impact of higher transportation and logistics costs, especially with respect to transportation of goods from Asia; the impact of inflation on the costs of providing our products and services; an inability to realize the expected cost savings from restructuring activities including effective completion of plant consolidations, cost reduction efforts including procurement savings and productivity enhancements, capital management improvements, strategic capital expenditures, and the implementation of lean enterprise manufacturing techniques; the potential for losses associated with the exit from or divestiture of businesses that are no longer strategic or no longer meet our growth and return expectations; the inability to achieve the savings expected from global sourcing of raw materials and diversification efforts in emerging markets; the impact on cost structure and on economic conditions as a result of actual and threatened increases in trade tariffs; the inability to attain expected benefits from acquisitions and the inability to effectively consummate and integrate such acquisitions and achieve synergies envisioned by the Company; market acceptance of our products; our ability to design, introduce and sell new products and related product components; the ability to redesign certain of our products to continue meeting evolving regulatory requirements; the impact of delays initiated by our customers; our ability to increase manufacturing production to meet demand including as a result of labor shortages; the impact on our operations of any successful cybersecurity attacks; and potential changes to future pension funding requirements. In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change. Factors that may affect our operating results are described in the Risk Factors section in the Annual Reports we file with the SEC. Please refer to our most recent discussion of risk factors included in the fiscal year 2023 10-K filed with the SEC on August 5, 2023.

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

As part of our ongoing strategy:

●

On November 1, 2023, we entered into a definitive agreement, through our subsidiary Standex Electronics Japan Corporation, to acquire privately-held, Japanese-based Sanyu Switch Co., Ltd. Sanyu Switch Co., Ltd. designs and manufactures reed relays, test sockets, testing systems for semi-conductor and other electronics manufacturing, and other switching applications. The transaction is expected to close in the third quarter of fiscal year 2024, subject to required regulatory approvals.  Its results will be reported in the Electronics segment upon closing.

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

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except percentages)	2023	2022	2023	2022
Net sales	$178,400	$187,789	$363,174	$368,389
Gross profit margin	40.2%	38.5%	39.7%	38.2%
Income from operations	25,832	27,806	52,749	54,096

	Three Months Ended	Six Months Ended
(In thousands)	December 31, 2023	December 31, 2023
Net sales, prior year period	$187,789	$368,389
Components of change in sales:
Organic sales change	(13,984)	(9,542)
Effect of acquisitions	10,655	18,188
Effect of business divestitures	(7,128)	(15,748)
Effect of exchange rates	1,068	1,887
Net sales, current period	$178,400	$363,174

Net sales decreased in the second quarter of fiscal year 2024 by $9.4 million or 5.0%, when compared to the prior year quarter. Organic sales decreased $14.0 million, or 7.4%, due to transitory headwinds in several of our end markets, primarily from unfavorable project timing in our Engineering Technologies group and lower demand in our Specialty segment, partially offset by strong demand in the Engraving segment.  Organic sales included $21.0 million in the period attributed to fast growth markets. Foreign currency also positively impacted sales by $1.1 million, or 0.6%. The acquisition of Minntronix positively impacted sales by $10.7 million, or 5.6%, partially offset by the impact on sales associated with the divestiture of Procon of $7.1 million, or 3.8%.

Net sales decreased in the six months ended December 31, 2023 by $5.2 million or 1.4%, when compared to the prior year period. Organic sales decreased $9.5 million, or 2.6%, due to transitory headwinds in several of our end markets, primarily from unfavorable project timing in our Engineering Technologies group and lower demand in our Specialty segment, partially offset by pricing actions and strong demand in the Engraving segment. Organic sales included $40.9 million in the period attributed to fast growth markets. Foreign currency also positively impacted sales by $1.9 million, or 0.5%. The acquisition of Minntronix positively impacted sales by $18.2 million, or 4.9%, offset by the impact on sales associated with the divestiture of Procon of $15.7 million, or 4.2%.

Gross Profit Margin

Gross profit in the second quarter of fiscal year 2024 decreased to $71.7  million, or a gross margin of 40.2% as compared to $72.3  million, or a gross margin of 38.5%, in the second quarter of fiscal year 2023. The gross profit margin increase was a result of pricing actions, productivity initiatives and contribution from the Minntronix acquisition, partially offset by the divestiture of the Procon business and organic sales decreases of $14.0 million.

Gross profit in the six months ended December 31, 2023 increased to $144.3  million, or a gross margin of 39.7% as compared to $140.6  million, or a gross margin of 38.2%, in the prior year period. The gross profit margin increase was a result of pricing actions, productivity initiatives and contribution from the Minntronix acquisition, partially offset by the divestiture of the Procon business and organic sales decreases of $9.5 million.

Selling, General, and Administrative Expenses

Selling, General, and Administrative (“SG&A”) expenses for the second quarter of fiscal year 2024 were $43.3 million, or 24.3% of sales, compared to $43.7 million, or 23.3% of sales, during the prior year quarter. SG&A expenses during the quarter were primarily impacted by a reduction in selling and marketing expenses partially offset by increased research and development spending to drive future product initiatives.

Selling, General, and Administrative (“SG&A”) expenses for the six months ended December 31, 2023 were $86.9 million, or 23.9% of sales, compared to $84.8 million, or 23.0% of sales, during the prior year period. SG&A expenses during the period were primarily impacted by increased research and development spending and partially offset by a reduction in selling and marketing expenses.

Restructuring Costs

We incurred restructuring expenses of $1.4 million and $3.3 million in the second quarter of fiscal year 2024 and the  six months ended December 31, 2023, respectively, primarily related to productivity improvements, facility rationalization activities, and global headcount reductions within our Engraving, Electronics and Engineering Technologies segments as well as the Corporate headquarters.

We expect to incur restructuring costs of approximately $3.5 million throughout the remainder of fiscal year 2024, as we continue to focus our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions and productivity initiatives.

Acquisition Related Costs

We incurred acquisition related expenses of $1.2 million and $1.7 million in the second quarter of fiscal year 2024 and the six months ended December 31, 2023, respectively. Acquisition related expenses typically consist of due diligence, integration, and valuation expenses incurred in connection with recent or pending acquisitions.

Gain on Sale of Business

We recorded a pre-tax gain on sale of the Procon business of $62.1 million for fiscal year 2023. In the first quarter of fiscal year 2024, we recorded an additional $0.3 million gain on the sale related to closing cash adjustments. The sale transaction and financial results of Procon are classified as continuing operations in the Consolidated Financial Statements.

Income from Operations

Income from operations for the second quarter of fiscal year 2024 was $25.8 million, compared to $27.8 million during the prior year quarter. The decrease of $2.0 million, or 7.1%, is primarily due to organic sales decreases and increased investment in research and development spending, restructuring and acquisition related costs partially offset by pricing actions, along with cost reduction activities and productivity improvement initiatives.

Income from operations for the six months ended December 31, 2023 was $52.7  million, compared to $54.1  million during the prior year period. The decrease of $1.3 million, or 2.5%, is primarily due to organic sales decreases and increased investment in research and development spending, restructuring and acquisition related costs partially offset by pricing actions, along with cost reduction activities and productivity improvement initiatives.

Interest Expense

Interest expense for the second quarter of fiscal year 2024 was $1.0 million, a 34.9% decrease from interest expense of $1.6 million during the prior year quarter. Interest expense for the six months ended December 31, 2023 was $2.3 million, a 16.6% decrease from interest expense of $2.8 million during the prior year period. Our effective interest rate for the six months ended December 31, 2023 was 2.65%.

Income Taxes

Our effective tax rate from continuing operations for the second quarter of fiscal year 2024 and for the six months ended December 31, 2023 was 22.1%  and 23.0%, respectively, compared with 23.7% and 23.8% for the prior year quarter and prior year period, respectively. The tax rate was impacted in the current period by the following items: (i) a discrete tax benefit related to equity compensation, (ii) the jurisdictional mix of earnings, (iii) foreign withholding taxes, and (iv) federal research and development tax credits. The tax rate was impacted in the prior period by the following items: (i) a discrete tax benefit related to equity compensation, (ii) the jurisdictional mix of earnings and (iii) foreign withholding taxes.

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

	As of December 31, 2023		As of December 31, 2022
	Total Backlog	Backlog under 1 year	Total Backlog	Backlog under 1 year
Electronics	$126,127	$111,977	$170,754	$153,504
Engraving	28,828	25,333	27,947	17,677
Scientific	3,000	3,000	3,909	3,909
Engineering Technologies	67,386	52,348	69,853	53,975
Specialty Solutions	16,908	16,641	44,442	39,577
Total	$242,249	$209,299	$316,905	$268,642

Total backlog realizable under one year decreased $59.3 million, or 22.1%, to $209.3 million at December 31, 2023, from $268.6 million at December 31, 2022.

Changes in backlog under one year are as follows (in thousands):

As of
(In thousands)	December 31, 2023
Backlog under 1 year, prior year period	$268,642
Components of change in backlog:
Organic change	(64,339)
Effect of acquisitions	11,203
Effect of divestitures	(6,207)
Backlog under 1 year, current period	$209,299

Segment Analysis

Overall

Looking forward to the remainder of fiscal year 2024, we expect to be well positioned to build on fiscal year 2023 and the six months ended December 31, 2023 momentum, with anticipated continued improvement in key financial metrics, supported by productivity initiatives.

In general, for the remainder of fiscal year 2024, we expect:

●	growth in transportation markets from electric vehicle program with a ramp up of new business opportunities, including sensors for charger plugs and soft trim growth;
●	vaccine storage demand to remain stable after the record COVID-19 related surge in fiscal year 2021 and early fiscal year 2022;
●	commercial aviation and defense end markets demand to increase based on current program expectations;
●	space markets to remain attractive, with volume to slightly increase from fiscal year 2023 due to new product development for existing customers;
●	refuse and dump end markets to improve;
●	slightly lower demand levels in food service equipment markets;
●	market softness in China and Europe, including inventory destocking, affecting general industrial and appliances end markets served by our Electronics Group.

Electronics Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2023	2022	Change	2023	2022	Change
Net sales	$79,419	$72,556	9.5%	$161,107	$147,755	9.0%
Income from operations	15,850	16,972	(6.6%)	32,184	35,113	(8.3%)
Operating income margin	20.0%	23.4%		20.0%	23.8%

Net sales in the second quarter of fiscal year 2024 increased $6.9 million, or 9.5%, when compared to the prior year quarter.  The acquisition of Minntronix in the first quarter of fiscal year 2024 added $10.7 million, or 14.7%, in sales for the second quarter of fiscal year 2024.  The organic sales decrease of $4.2 million, or 5.7%, was partially offset by foreign currency impacts of $0.4 million, or 0.5% compared to the prior year quarter. Organic sales were impacted by continued softness in China and Europe, primarily in the appliances and general industrial end markets.

Income from operations in the second quarter of fiscal year 2024 decreased by $1.1 million, or 6.6%, when compared to the prior year quarter. The operating income decrease was the result of lower organic sales and a change in product mix, partially offset by contribution from the Minntronix acquisition, pricing actions and productivity initiatives.

Net sales in the six months ended December 31, 2023 increased $13.4 million, or 9.0%, when compared to the prior year period.  The acquisition of Minntronix in the first quarter of fiscal year 2024 added $18.2 million, or 12.3%, in sales for the six months ended December 31, 2023.  The organic sales decrease of $5.5 million, or 3.7%, was partially offset by foreign currency impacts of $0.6 million, or 0.4% compared to the prior year period. Organic sales were impacted by continued softness in China and Europe, primarily in appliances and general industrial end markets.

Income from operations in the six months ended December 31, 2023 decreased by $2.9 million, or 8.3%, when compared to the prior year period. The operating income decrease was the result of lower sales, a change in product mix and foreign currency impacts, partially offset by contribution from the Minntronix acquisition, pricing actions and productivity initiatives.

In the third quarter of fiscal year 2024, on a sequential basis, we expect slightly to moderately higher revenue and slightly higher operating margin due to higher volume and contribution from the pending acquisition of Sanyu.

Engraving Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2023	2022	Change	2023	2022	Change
Net sales	$40,845	$37,689	8.4%	$81,639	$72,713	12.3%
Income from operations	8,910	6,373	39.8%	16,505	12,227	35.0%
Operating income margin	21.8%	16.9%		20.2%	16.8%

Net sales in the second quarter of fiscal year 2024 increased by $3.2 million, or 8.4%, when compared to the prior year quarter. Organic sales increased by $2.5 million, or 6.7%, due to strong demand in Europe. Foreign currency positive impacts contributed $0.6 million, or 1.7%.

Income from operations in the second quarter of fiscal year 2024 increased by $2.5 million, or 39.8%, when compared to the prior year quarter.  The operating income increase was driven by organic sales increases and previously announced productivity initiatives.

Net sales in the six months ended December 31, 2023 increased by $8.9 million, or 12.3%, when compared to the prior year period. Organic sales increased by $7.9 million, or 10.9%, due to strong demand in Europe and growth in soft trim applications in Asia. Foreign currency positive impacts contributed $1.0 million, or 1.3%.

Income from operations in the six months ended December 31, 2023 increased by $4.3 million, or 35.0%, when compared to the prior year period.  The operating income increase was driven by organic sales increases and ongoing productivity initiatives.

In the third quarter of fiscal year 2024, on a sequential basis, we expect meaningfully lower revenue and operating margin due to the seasonal impact of the Chinese New Year on project timing and fewer new platform rollouts in North America.

Scientific

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2023	2022	Change	2023	2022	Change
Net sales	$16,292	$19,292	(15.6%)	$34,485	$37,748	(8.6%)
Income from operations	4,248	4,165	2.0%	9,178	7,888	16.4%
Operating income margin	26.1%	21.6%		26.6%	20.9%

Net sales in the second quarter of fiscal year 2024 decreased when compared to the prior year quarter, reflecting lower demand for COVID vaccine storage units from retail pharmacies, slightly offset by an increase in new product sales.

Income from operations in the second quarter of fiscal year 2024 increased $0.1 million, or 2.0%, when compared to the prior year quarter. The small increase is driven by lower oceanic freight costs and productivity initiatives offset by lower volume.

Net sales in the six months ended December 31, 2023 decreased when compared to the prior year period, reflecting lower demand for COVID vaccine storage units from retail pharmacies, slightly offset by higher demand in research and academic end market and an increase in new product sales.

Income from operations in the six months ended December 31, 2023 increased $1.3 million, or 16.4%, when compared to the prior year period. The increase is primarily driven by pricing initiatives and lower oceanic freight costs, partially offset by lower volume.

In the third quarter of fiscal year 2024, on a sequential basis, we expect slightly higher revenue and similar to slightly higher operating margin.

Engineering Technologies Group

	Three Months Ended				Six Months Ended
	December 31,		%		December 31,		%
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Net sales	$19,887	$24,193	(17.8%	)	$38,107	$41,192	(7.5%	)
Income from operations	3,405	3,741	(9.0%	)	6,422	5,606	14.6%
Operating income margin	17.1%	15.5%			16.9%	13.6%

Net sales in the second quarter of fiscal year 2024 decreased by $4.3 million, or 17.8%, when compared to the prior year quarter.  Organic sales decreased by $4.4 million, or 18.1% partially offset by foreign currency impacts of $0.1 million, or 0.3%, as compared to the prior year quarter. The net sales decrease was due to timing of projects partially offset by pricing.

Income from operations in the second quarter of fiscal year 2024 decreased by $0.3 million, or 9.0%, when compared to the prior year quarter reflecting lower volume and higher research and development expenses, mostly offset by pricing and productivity initiatives.

Net sales in the six months ended December 31, 2023 decreased by $4.3 million, or 7.5%, when compared to the prior year period.  Organic sales decreased by $3.4 million, or 8.1%, partially offset by foreign currency impacts were $0.3 million, or 0.6%, as compared to the prior year period. The net sales decrease was due to project timing partially offset by pricing actions, an increase in new product development in the fast growth commercial space market, and higher sales to the oil and gas market.

Income from operations in the six months ended December 31, 2023 increased by $0.8 million, or 14.6%, when compared to the prior year period.  The increase was due to the impact of pricing and productivity initiatives, mostly offset by research and development expenses related to new product development and new applications, partially offset by sales declines due to project timing.

In the third quarter of fiscal year 2024, on a sequential basis, we expect similar revenue reflecting improvement across most end markets, offset by lower defense sales related to delays in government funding, and similar to slightly lower operating margin. We also anticipate significant sequential growth in the fourth quarter of fiscal year 2024 reflecting more favorable project timing.

Specialty Solutions Group

	Three Months Ended				Six Months Ended
	December 31,		%		December 31,		%
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Net sales	$21,957	$34,059	(35.5%	)	$47,836	$68,981	(30.7%	)
Income from operations	3,965	5,716	(30.6%	)	9,582	11,793	(18.7%	)
Operating income margin	18.1%	16.8%			20.0%	17.1%

Net sales in the second quarter of fiscal year 2024 decreased by $12.1 million, or 35.5%, when compared to the prior year quarter.  Organic sales for the group decreased $5.0 million, or 14.6%, as compared to the prior year quarter, reflecting an organic sales decline in the Hydraulics business due to an ongoing industry-wide chassis shortage. The divestiture of Procon in the third quarter of fiscal year 2023 negatively impacted the group by $7.1 million, or  20.9%.

Income from operations in the second quarter of fiscal year 2024 decreased $1.8 million or 30.6%, when compared to the prior year quarter, due to the Procon divestiture and lower volume in the Hydraulics business.

Net sales in the six months ended December 31, 2023 decreased by $21.1 million, or 30.7%, when compared to the prior year period.  Organic sales for the group decreased $5.4 million, or 7.8%, as compared to the prior year period, reflecting organic growth in the Display Merchandising business, offset by an organic sales decline in the Hydraulics business due to an ongoing industry-wide chassis shortage. The divestiture of Procon in the third quarter of fiscal year 2023 negatively impacted the group by $15.7 million, or 22.9%.

Income from operations in the six months ended December 31, 2023 decreased $2.2 million or 18.7%, when compared to the prior year period, due to the Procon divestiture and lower volume in the Hydraulics business, partially offset by improved operating performance in the Display Merchandising business.

In the third quarter of fiscal year 2024, on a sequential basis, we expect slightly to moderately higher revenue and operating margin due to improved demand in the Hydraulics business.

Corporate and Other

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2023	2022	Change	2023	2022	Change
Income (loss) from operations:
Corporate	$(7,991)	$(8,360)	(4.4%)	$(16,434)	$(16,856)	(2.5%)
Restructuring	(1,360)	(511)	166.1%	(3,266)	(1,093)	198.8%
Acquisition related costs	(1,195)	(174)	586.8%	(1,696)	(466)	263.9%
Gain on sale of business	-	-	0.0%	274	-	0.0%
Other operating income (expense), net	-	(116)	(100.0%)	-	(116)	(100.0%)

Corporate expenses in the second quarter of fiscal year 2024 decreased by 4.4% when compared to the prior year quarter. Corporate expenses in the six months ended December 31, 2023 decreased by 2.5% when compared to the prior year period.  We expect corporate expenses to increase in the third quarter of fiscal year 2024 reflecting the impact of a charge due to the CEO reaching retirement eligibility under the stock compensation plan.

The restructuring, gain on sale of business and acquisition related costs have been discussed above in the Company Overview.

Discontinued Operations

In pursuing our business strategy, the Company may divest certain businesses.  Future divestitures may be classified as discontinued operations based on their strategic significance to the Company. Net loss from discontinued operations was $0.2 million and $0.3 million for the three and six months ended December 31, 2023, respectively.

Liquidity and Capital Resources

At December 31, 2023, our total cash balance was $142.4 million, of which $116.7 million was held by foreign subsidiaries. The amount and timing of cash repatriation is dependent upon foreign exchange rates and each business unit’s operational needs including requirements to fund working capital, capital expenditure, and jurisdictional tax payments. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Net cash provided by continuing operating activities for the six months ended December 31, 2023, was $40.2 million compared to net cash provided by continuing operating activities of $27.1 million in the prior year.  We generated $56.8 million from income statement activities and used $15.1 million of cash to fund working capital and other balance sheet increases.  Cash flow used in investing activities for the six months ended December 31, 2023 totaled $37.5 million and primarily consisted of $29.2 million for the acquisition of Minntronix in the first quarter of fiscal year 2024 and $8.6 million used for capital expenditures offset by $0.3 million proceeds from the prior divestiture of the Procon business. Cash used for financing activities for the six months ended December 31, 2023 totaled $57.3 million and consisted primarily of repayments of debt of $25.0 million, purchases of stock of $26.7 million and cash paid for dividends of $6.8 million.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of December 31, 2023, the Company used $2.9 million against the letter of credit sub-facility and had the ability to borrow $347.1 million under the facility based on our current trailing twelve-month EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants. The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition related charges up to the lower of $20.0 million or 10% of EBITDA.  The facility also allows for unlimited non-cash purchase accounting and goodwill adjustments.  At December 31, 2023, the Company’s Interest Coverage Ratio was 23.30:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period.  At December 31, 2023, the Company’s leverage ratio was 0.65:1.

As of December 31, 2023, we had borrowings under our facility of $150.0 million. In order to manage our interest rate exposure on these borrowings, we are party to $150.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from SOFR to a weighted average fixed rate of 0.85%.  The effective rate of interest for our outstanding borrowings, including the impact of the interest rate swaps, was 2.65%.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect fiscal year 2024 capital spending to be between $25.0 million and $30.0 million.  We expect that fiscal year 2024 depreciation and amortization expense will be between $22.0 million and $25.0 million and $8.0 million and $10.0 million, respectively.

The following table sets forth our capitalization:

(In thousands)	December 31, 2023	June 30, 2023
Long-term debt	$148,659	$173,441
Less cash and cash equivalents	(142,424)	(195,706)
Net (cash) debt	6,235	(22,265)
Stockholders' equity	620,571	607,449
Total capitalization	$626,806	$585,184

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $141.3 million at December 31, 2023, as compared to $142.1 million at the most recent measurement date, which occurred as of June 30, 2023. The next measurement date to determine plan assets and benefit obligations will be on June 30, 2024.

The Company expects to pay $8.7 million in contributions to its defined benefit plans during the remainder of fiscal year 2024. Contributions of $1.5 million and $0.1 million were made during the six months ended December 31, 2023 and 2022, respectively.  There are required contributions of $9.8 million to the United States funded pension plan for fiscal year 2024. In the second quarter of fiscal year 2024, we contributed $1.4 million and the remaining $8.4 million will be contributed in the second half of fiscal year 2024. The Company expects to make contributions during the remainder of fiscal year 2024 of $0.1 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively. Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for three retired executives. Current executives and new hires are not eligible for this program.  At December 31, 2023, the underlying policies had a cash surrender value of $11.7 million and are reported net of loans of $5.0 million for which we have the legal right of offset, these amounts are reported net on our balance sheet.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as loan payments, customer remittances, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At December 31, 2023 the fair value, in the aggregate, of the Company’s open foreign exchange contracts was an asset of $0.6 million.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at December 31, 2023, would not result in a material change in our operations, financial position, or cash flows.  We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate Risk

The Company’s effective interest rate on borrowings was 2.65% at December 31, 2023.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings and is mitigated by our use of interest rate swap agreements to modify our exposure to interest rate movements.  At December 31, 2023, we have $150.0 million of active floating to fixed rate swaps with terms through fiscal year 2025.  These swaps convert our interest payments from SOFR to a weighted average rate of 0.85%.  At December 31, 2023 the fair value, in the aggregate, of the Company’s interest rate swaps was assets of $6.7 million. A 25-basis point increase in interest rates would not materially change our annual interest expense as most of our outstanding debt is currently converted to fixed rate debts by means of interest rate swaps.

Concentration of Credit Risk

We have a diversified customer base. As such, the risk associated with concentration of credit risk is inherently minimized. As of December 31, 2023, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.     CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting during the quarterly period ended December 31, 2023 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities(1)
Quarter Ended December 31, 2023

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2023 - October 31, 2023	59	$151.32	59	$42,957

November 1, 2023 - November 30, 2023	31,656	136.40	31,656	38,749

December 1, 2023 - December 31, 2023	1,735	158.38	1,735	38,474

Total	33,450	$137.60	33,450	$38,474

(1)	The Company has a Stock Buyback Program (the “Program”) which was originally announced on January 30, 1985 and most recently amended on April 28, 2022. Under the Program, the Company is authorized to repurchase up to an aggregate of $200 million of its shares. Under the program, purchases may be made from time to time on the open market, including through 10b5-1 trading plans, or through privately negotiated transactions, block transactions, or other techniques in accordance with prevailing market conditions and the requirements of the Securities and Exchange Commission. The Board’s authorization is open-ended and does not establish a timeframe for the purchases. The Company is not obligated to acquire a particular number of shares, and the program may be discontinued at any time at the Company’s discretion.

ITEM 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2023.

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

STANDEX INTERNATIONAL CORPORATION

Date:	February 2, 2024	/s/ ADEMIR SARCEVIC
Ademir Sarcevic
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	February 2, 2024	/s/ AMY GAGNON
Amy Gagnon
Vice President/Chief Accounting Officer