Form 10-Q
period 2024-03-31
STANDEX INTERNATIONAL CORP/DE/
filed 2024-05-03
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of Registrant's Common Stock outstanding on May 1, 2024 was 11,853,093.

STANDEX INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31,	June 30,
(In thousands, except per share data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$138,799	$195,706
Accounts receivable, less allowance for credit losses of $2,319 and $2,788 at March 31, 2024 and June 30, 2023, respectively	120,501	123,440
Inventories	95,170	98,537
Prepaid expenses and other current assets	62,066	64,739
Income taxes receivable	2,617	831
Total current assets	419,153	483,253

Property, plant, and equipment, net	135,003	130,937
Intangible assets, net	81,881	75,651
Goodwill	282,000	264,821
Deferred tax asset	15,047	14,602
Operating lease right-of-use asset	34,421	33,273
Other non-current assets	26,001	22,392
Total non-current assets	574,353	541,676

Total assets	$993,506	$1,024,929

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$58,448	$68,601
Accrued liabilities	55,447	62,031
Income taxes payable	8,453	10,335
Total current liabilities	122,348	140,967

Long-term debt	148,768	173,441
Operating lease long-term liabilities	29,001	25,774
Accrued pension and other non-current liabilities	74,407	77,298
Total non-current liabilities	252,176	276,513

Contingencies (Note 15)

Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000 shares authorized, 27,984,278 shares issued, 11,760,187 and 11,744,991 shares outstanding at March 31, 2024 and June 30, 2023	41,976	41,976
Additional paid-in capital	104,753	100,555
Retained earnings	1,070,255	1,027,279
Accumulated other comprehensive loss	(168,005)	(158,477)
Treasury shares: 16,224,091 and 16,239,287 shares at March 31, 2024 and June 30, 2023	(429,997)	(403,884)
Total stockholders' equity	618,982	607,449

Total liabilities and stockholders' equity	$993,506	$1,024,929

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2024	2023	2024	2023
Net sales	$177,267	$184,332	$540,441	$552,721
Cost of sales	108,977	113,435	327,853	341,251
Gross profit	68,290	70,897	212,588	211,470
Selling, general, and administrative expenses	41,764	42,954	128,625	127,756
(Gain) loss on sale of business	-	(62,105)	(274)	(62,105)
Restructuring costs	4,037	2,237	7,303	3,330
Acquisition related costs	537	21	2,233	487
Other operating (income) expense, net	110	(727)	110	(611)
Total operating (income) expenses	46,448	(17,620)	137,997	68,857
Income from operations	21,842	88,517	74,591	142,613
Interest expense	949	1,415	3,244	4,168
Other non-operating (income) expense, net	627	747	1,805	1,695
Income from continuing operations before income taxes	20,266	86,355	69,542	136,750
Provision for income taxes	4,327	5,788	15,639	17,783
Income from continuing operations	15,939	80,567	53,903	118,967
Income (loss) from discontinued operations, net of tax	(141)	(57)	(420)	(144)
Net income	$15,798	$80,510	$53,483	$118,823

Basic earnings (loss) per share:
Continuing operations	$1.35	$6.82	$4.58	$10.06
Discontinued operations	(0.01)	-	(0.03)	(0.01)
Total	$1.34	$6.82	$4.55	$10.05
Diluted earnings (loss) per share:
Continuing operations	$1.35	$6.77	$4.54	$9.98
Discontinued operations	(0.02)	-	(0.04)	(0.01)
Total	$1.33	$6.77	$4.50	$9.97

Weighted average number of shares:
Basic	11,772	11,811	11,764	11,825
Diluted	11,849	11,895	11,876	11,917

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2024	2023	2024	2023
Net income	$15,798	$80,510	$53,483	$118,823
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs, net of tax	$28	$(601)	$16	$(587)
Amortization of unrecognized costs, net of tax	596	712	1,789	2,132
Derivative instruments:
Change in unrealized gains (losses), net of tax	775	(406)	885	2,220
Amortization of unrealized gains (losses) into interest expense, net of tax	(1,275)	(1,134)	(4,056)	(1,212)
Foreign currency translation gains (losses), net of tax	(12,568)	1,480	(8,162)	3,584
Other comprehensive income (loss), net of tax	$(12,444)	$51	$(9,528)	$6,137
Comprehensive income	$3,354	$80,561	$43,955	$124,960

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

				Accumulated Other
For the three month period ended		Additional		Comprehensive			Total
March 31, 2024	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, December 31, 2023	$41,976	$101,198	$1,058,069	$(155,561)	16,201	$(425,111)	$620,571
Stock issued under incentive compensation plans and employee purchase plans	-	(145)	-	-	(11)	281	136
Stock-based compensation	-	3,700	-	-	-	-	3,700
Treasury stock acquired	-	-	-	-	34	(5,167)	(5,167)
Comprehensive income:
Net income	-	-	15,798	-	-	-	15,798
Foreign currency translation adjustment	-	-	-	(12,568)	-	-	(12,568)
Pension, net of tax of $0.2 million	-	-	-	624	-	-	624
Change in fair value of derivatives, net of tax of $0.2 million	-	-	-	(500)	-	-	(500)
Dividends declared ($0.30 per share)	-	-	(3,612)	-	-	-	(3,612)
Balance, March 31, 2024	$41,976	$104,753	$1,070,255	$(168,005)	16,224	$(429,997)	$618,982

For the three month period ended March 31, 2023
(in thousands, except as specified)
Balance, December 31, 2022	$41,976	$93,359	$933,233	$(147,226)	16,153	$(391,925)	$529,417
Stock issued under incentive compensation plans and employee purchase plans	-	126	-	-	(2)	50	176
Stock-based compensation	-	3,809	-	-	-	-	3,809
Treasury stock acquired	-	-	-	-	42	(5,065)	(5,065)
Comprehensive income:
Net income	-	-	80,510	-	-	-	80,510
Foreign currency translation adjustment	-	-	-	1,480	-	-	1,480
Pension, net of tax of $0.1 million	-	-	-	111	-	-	111
Change in fair value of derivatives, net of tax of $0.5 million	-	-	-	(1,540)	-	-	(1,540)
Dividends declared ($0.28 per share)	-	-	(3,348)	-	-	-	(3,348)
Balance, March 31, 2023	$41,976	$97,294	$1,010,395	$(147,175)	16,193	$(396,940)	$605,550

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

				Accumulated Other
For the nine month period ended		Additional		Comprehensive			Total
March 31, 2024	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, June 30, 2023	$41,976	$100,555	$1,027,279	$(158,477)	16,239	$(403,884)	$607,449
Stock issued under incentive compensation plans and employee purchase plans	-	(4,326)	-	-	(221)	5,651	1,325
Stock-based compensation	-	8,524	-	-	-	-	8,524
Treasury stock acquired	-	-	-	-	206	(31,764)	(31,764)
Comprehensive income:
Net income	-	-	53,483	-	-	-	53,483
Foreign currency translation adjustment	-	-	-	(8,162)	-	-	(8,162)
Pension, net of tax of $0.6 million	-	-	-	1,805	-	-	1,805
Change in fair value of derivatives, net of tax of $1.1 million	-	-	-	(3,171)	-	-	(3,171)
Dividends declared ($0.88 per share)	-	-	(10,507)	-	-	-	(10,507)
Balance, March 31, 2024	$41,976	$104,753	$1,070,255	$(168,005)	16,224	$(429,997)	$618,982

For the nine month period ended March 31, 2023
(in thousands, except as specified)
Balance, June 30, 2022	$41,976	$91,200	$901,421	$(153,312)	16,160	$(381,942)	$499,343
Stock issued under incentive compensation plans and employee purchase plans	-	(2,414)	-	-	(150)	3,584	1,170
Stock-based compensation	-	8,508	-	-	-	-	8,508
Treasury stock acquired	-	-	-	-	183	(18,582)	(18,582)
Comprehensive income:
Net income	-	-	118,823	-	-	-	118,823
Foreign currency translation adjustment	-	-	-	3,584	-	-	3,584
Pension, net of tax of $0.6 million	-	-	-	1,545	-	-	1,545
Change in fair value of derivatives, net of tax of $0.3 million	-	-	-	1,008	-	-	1,008
Dividends declared ($0.82 per share)	-	-	(9,849)	-	-	-	(9,849)
Balance, March 31, 2023	$41,976	$97,294	$1,010,395	$(147,175)	16,193	$(396,940)	$605,550

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

 Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31,
(In thousands)	2024	2023
Cash flows from operating activities
Net income	$53,483	$118,823
Income (loss) from discontinued operations	(420)	(144)
Income from continuing operations	53,903	118,967
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,146	21,275
Stock-based compensation	8,524	8,508
Non-cash portion of restructuring charge	895	129
Gain on sale of business	(274)	(62,105)
Contributions to defined benefit plans	(8,506)	(151)
Changes in operating assets and liabilities, net	(11,079)	(36,268)
Net cash provided by (used in) operating activities - continuing operations	64,609	50,355
Net cash provided by (used in) operating activities - discontinued operations	(497)	(37)
Net cash provided by (used in) operating activities	64,112	50,318
Cash flows from investing activities
Expenditures for property, plant, and equipment	(13,765)	(16,648)
Proceeds from sale of business	7,774	67,023
Expenditures for acquisitions, net of cash acquired	(47,696)	-
Other investing activity	(270)	(1,321)
Net cash provided by (used in) investing activities	(53,957)	49,054
Cash flows from financing activities
Proceeds from borrowings	-	224,500
Payments of debt	(25,000)	(226,200)
Contingent consideration payment	-	(1,167)
Activity under share-based payment plans	1,325	1,170
Purchases of treasury stock	(31,781)	(18,582)
Cash dividends paid	(10,375)	(9,699)
Net cash provided by (used in) financing activities	(65,831)	(29,978)
Effect of exchange rate changes on cash and cash equivalents	(1,231)	1,046
Net change in cash and cash equivalents	(56,907)	70,440
Cash and cash equivalents at beginning of year	195,706	104,844
Cash and cash equivalents at end of period	$138,799	$175,284

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$3,080	$3,186
Income taxes, net of refunds	$19,740	$22,064

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1)     Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and nine months ended March 31, 2024 and 2023, the cash flows for the nine months ended March 31, 2024 and 2023 and the financial position of Standex International Corporation (“Standex”, the “Company”, “we”, “us”, or “our”), at March 31, 2024. The interim results are not necessarily indicative of results for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2023. The condensed consolidated balance sheet at June 30, 2023 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2023. Unless otherwise noted, references to years are to the Company’s fiscal years. Currently our fiscal year end is June 30.  For further clarity, our fiscal year 2024 includes the twelve-month period from July 1, 2023 to June 30, 2024.

The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. Estimates are based on historical experience, actuarial estimates, current conditions and various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when they are not readily apparent from other sources. These estimates assist in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results  may differ from these estimates under different assumptions or conditions. The estimates and assumptions used in the preparation of the consolidated financial statements have considered the implications on the Company as a result of ongoing global events and related economic impacts. As a result, there is heightened volatility and uncertainty around supply chain performance, labor availability, and customer demand. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of  March 31, 2024 and the issuance date of the Quarterly Report on Form 10-Q.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company evaluated subsequent events through the date and time its unaudited condensed consolidated financial statements were issued.

Research and development expenditures are expensed as incurred. Total research and development costs, which are classified under selling, general, and administrative expenses, were $5.1 million and $4.8 million for the three months ended March 31, 2024 and 2023, respectively. Research and development expenditures were $15.5 million and $12.1 million for the nine months ended  March 31, 2024 and 2023, respectively.

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

In December 2023, the FASB issued ASU 2023- 09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU is expected to enhance the transparency and decision usefulness of income tax disclosures by requiring public business entities on an annual basis to disclose specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024. The amendments in this ASU are required to be applied on a prospective basis and retrospective adoption is permitted. The Company is currently evaluating the effect of adopting this new accounting guidance, which would be applicable to fiscal year 2026.

2)     Acquisitions

At the time of the acquisition and March 31, 2024, the Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

Subsequent to the end of the third quarter of fiscal year 2024, on May 3, 2024, the Company paid approximately $5.7 million for the purchase of all the issued and outstanding equity interests of a distributor of reed relays, a privately held company. Its results will be reporting within the Electronics segment beginning in the fourth quarter of fiscal year 2024.

Sanyu

On February 19, 2024, the Company completed the purchase of all the issued and outstanding equity interests of Sanyu Switch Co., Ltd (Sanyu), a privately held company for $20.9 million, net of cash acquired. Sanyu designs and manufactures reed relays for test and measurement and other switching applications.  Products include surface mount relays, high current relays, high insulation relays, high density relays for test boards, and RF relays which are used in semi-conductors, other electronics manufacturing and other switching applications. Sanyu's' results are reported within the Company's Electronics segment. The Company paid $22.2 million in cash in the third quarter of fiscal year 2024 and recorded $2.5 million as holdback amounts.  Holdback amounts are used to withhold a portion of the initial purchase price payment until certain post-closing conditions are satisfied and are expected to be settled within 24 months from the date of acquisition.

The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on a valuation of their fair values on the closing date. Goodwill recorded from this transaction is attributable to Sanyu's technical and applications expertise, which is highly complementary to the Company's existing business.

Identifiable intangible assets of $2.6 million consist primarily of $0.7 million for indefinite lived tradenames and $1.9 million of customer relationships to be amortized over 12 years. The goodwill of $6.7 million created by the transaction is not deductible for income tax purposes. The accounting for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management's best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

The components of the fair value of the Sanyu acquisition, including the preliminary allocation of the purchase price are as follows (in thousands):

Preliminary Allocation March 31, 2024
Total purchase consideration:
Cash payments	$22,178
Holdbacks	2,464
Less cash acquired	(3,711)
Total	$20,931

Preliminary Allocation March 31, 2024
Identifiable assets acquired and liabilities assumed:
Other acquired assets	$9,453
Inventories	5,709
Property, plant, & equipment	4,791
Identifiable intangible assets	2,600
Goodwill	6,696
Liabilities assumed	(8,318)
Total	$20,931

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

Preliminary Allocation March 31, 2024
Fair value of business combination:
Cash payments	$33,890
Less, cash acquired	(4,661)
Total	$29,229

Preliminary Allocation March 31, 2024
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

Acquisition related costs for the three months ended March 31, 2024 and 2023 were $0.5 million and less than $0.1 million, respectively. Acquisition related costs for the nine months ended March 31, 2024 and 2023 were $2.2 million and $0.5 million, respectively.

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

Disaggregation of Revenue from Contracts with Customers

The following table presents revenue disaggregated by product line and segment (in thousands):

	Three Months Ended
Revenue by Product Line	March 31, 2024	March 31, 2023

Electronics	$80,431	$78,211

Engraving Services	33,011	35,454
Engraving Products	3,286	1,455
Total Engraving	36,297	36,909

Scientific	16,925	18,898

Engineering Technologies	20,098	18,052

Hydraulics Cylinders and Systems	14,800	13,548
Merchandising & Display	8,716	13,203
Pumps	-	5,511
Total Specialty Solutions	23,516	32,262

Total revenue by product line	$177,267	$184,332

	Nine Months Ended
Revenue by Product Line	March 31, 2024	March 31, 2023

Electronics	$241,538	$225,966

Engraving Services	110,214	105,259
Engraving Products	7,722	4,363
Total Engraving	117,936	109,622

Scientific	51,410	56,646

Engineering Technologies	58,205	59,244

Hydraulics Cylinders and Systems	41,410	47,823
Merchandising & Display	29,942	32,160
Pumps	-	21,260
Total Specialty Solutions	71,352	101,243

Total revenue by product line	$540,441	$552,721

The following table presents revenue from continuing operations disaggregated by geography based on company’s locations (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Net sales	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
United States	$107,805	$112,002	$332,473	$338,464
Asia Pacific	32,139	29,204	96,290	95,858
EMEA (1)	34,438	38,953	100,538	106,279
Other Americas	2,885	4,173	11,140	12,120
Total	$177,267	$184,332	$540,441	$552,721

(1)   EMEA consists primarily of Europe, Middle East and S. Africa.

The following table presents revenue from continuing operations disaggregated by timing of recognition (in thousands):

	Three Months Ended
Timing of Revenue Recognition	March 31, 2024	March 31, 2023
Products and services transferred at a point in time	$157,866	$169,669
Products transferred over time	19,401	14,663
Net sales	$177,267	$184,332

	Nine Months Ended
Timing of Revenue Recognition	March 31, 2024	March 31, 2023
Products and services transferred at a point in time	$485,295	$501,090
Products transferred over time	55,146	51,631
Net sales	$540,441	$552,721

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

The following table provides information about contract assets and liability balances (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine months ended March 31, 2024
Contract assets:
Prepaid expenses and other current assets	$31,138	$53,394	$45,274	$39,258

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine months ended March 31, 2023
Contract assets:
Prepaid expenses and other current assets	$24,679	$49,682	$43,820	$30,541
Contract liabilities:
Customer deposits	41	13,015	12,750	306

We recognized the following revenue which was included in the contract liability beginning balances (in thousands):

There was no liability balance at the beginning of fiscal year 2024.

	March 31, 2023	March 31, 2023
Revenue recognized in the period from:	Three months ended	Six months ended
Amounts included in the contract liability balance at the beginning of the period	$38	$41

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

There were no transfers of assets or liabilities between any levels of the fair value measurement hierarchy at March 31, 2024 and June 30, 2023. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, accounts payable, and debt are carried at cost, which approximates fair value.

The fair values of financial instruments were as follows (in thousands):

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$4,808	$4,808	$-	$-
Interest rate swaps	6,011	-	6,011	-
Debt securities	2,700	-	-	2,700
Equity securities	2,025	-	-	2,025

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$3,720	$3,720	$-	$-
Interest rate swaps	10,235	-	10,235	-
Debt securities	2,729	-	-	2,729
Equity securities	2,046	-	-	2,046

Liabilities
Foreign exchange contracts	$1,722	$-	$1,722	$-

The Company is contractually obligated to pay contingent consideration to the sellers of GS Engineering in the event that certain revenue and gross margin targets are achieved during the five years following acquisition. The targets set in the GS Engineering stock purchase agreement were not met for the first, second, third or fourth year, which concluded in the fourth quarter of fiscal years 2020, 2021, 2022 and 2023, respectively. As of March 31, 2024, the Company could be required to pay up to $12.8 million for contingent consideration arrangements if the revenue and gross margin targets are met in fiscal year 2024.

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

In the third quarter of fiscal year 2023, the Company also purchased $2.7 million of debt securities from the same privately held company. The available for sale asset was recorded as a current asset in the prepaid expenses and other current assets line of the consolidated balance sheet to reflect the initial fair value of the instrument acquired. This asset was originally due to mature one year from the date of issuance. In the third quarter of fiscal year 2024, the maturity was extended to the end of the fiscal year 2024. Available-for-sale debt securities are recorded at fair market value and unrealized gains and losses are included in accumulated other comprehensive income (loss) in equity, net of related tax effects. Realized gains and losses are reported in other non-operating (income) expense, net.

There have been no changes in the fair value of the estimates for the Level 3 assets in fiscal year 2024 other than the impact of foreign exchange, which represents the decrease in the fair values from the prior year.

The Company updates its assumptions each reporting period based on new developments and records such amounts at fair value based on the revised assumptions until the agreements expire.

5)     Inventories

Inventories from continuing operations are comprised of the following (in thousands):

	March 31, 2024	June 30, 2023
Raw materials	$49,540	$45,268
Work in process	18,067	20,389
Finished goods	27,563	32,880
Total	$95,170	$98,537

Distribution costs associated with the sale of inventory, which are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations were $2.6 million and $3.2 million for the three months ended  March 31, 2024 and 2023, respectively. Distribution costs were $8.6 million and $9.2 million for the nine months ended  March 31, 2024 and 2023, respectively.

6)     Goodwill

Changes to goodwill by segment during the period were as follows (in thousands):

	June 30, 2023	Acquisitions	Translation Adjustment	March 31, 2024
Electronics	$133,432	$20,585	$(3,260)	$150,757
Engraving	76,583	-	(95)	76,488
Scientific	15,454	-	-	15,454
Engineering Technologies	36,293	-	(51)	36,242
Specialty Solutions	3,059	-	-	3,059
Total	$264,821	$20,585	$(3,406)	$282,000

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

The change in warranty reserves from continuing operations, which are recorded as a component of accrued liabilities were as follows (in thousands):

	March 31, 2024	June 30, 2023
Balance at beginning of year	$2,094	$1,918
Acquisitions and other charges	146	-
Warranty expense	1,223	1,939
Warranty claims	(1,064)	(1,763)
Balance at end of period	$2,399	$2,094

8)     Debt

Long-term debt is comprised of the following (in thousands):

	March 31, 2024	June 30, 2023
Bank credit agreements	$150,000	$175,000
Total funded debt	150,000	175,000
Issuance cost	(1,232)	(1,559)
Total long-term debt	$148,768	$173,441

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

At March 31, 2024, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $2.7 million and had the ability to borrow $347.3 million under the facility. Funds borrowed under the facility  may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants which the Company was compliant with as of  March 31, 2024.  At March 31, 2024, the carrying value of the current borrowings approximates fair value.

9)       Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2024	June 30, 2023
Payroll and employee benefits	$23,563	$30,778
Operating lease current liability	7,946	8,036
Warranty reserves	2,399	2,094
Restructuring costs	2,191	1,296
Workers' compensation	1,144	1,516
Fair value of derivatives	-	1,722
Other	18,204	16,589
Total	$55,447	$62,031

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

The Company’s effective swap agreements convert the base borrowing rate on $150 million of debt due under our revolving credit agreement from a variable rate equal to 1 month Secured Overnight Financing Rate (SOFR) to a weighted average fixed rate of 0.85% at March 31, 2024. The fair value of the swaps, recognized in other comprehensive income, is as follows (in thousands, except percentages):

Effective Date	Notional Amount	Fixed Interest Rate	Maturity	March 31, 2024	June 30, 2023
February 6, 2023	25,000	2.80%	August 6, 2023	$-	$59
February 23, 2023	100,000	0.86%	March 23, 2025	3,941	6,716
May 24, 2023	25,000	0.81%	April 24, 2025	1,081	1,777
February 24, 2023	25,000	0.86%	March 24, 2025	989	1,683
				$6,011	$10,235

The Company reported no losses for the three and nine months ended March 31, 2024, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense. Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as collections from customers and loan payments between subsidiaries. The Company enters into such contracts for hedging purposes only. The Company has designated certain of these currency contracts as hedges, and changes in the fair value of these contracts are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with these contracts will be reported in net income. At March 31, 2024 and June 30, 2023, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized losses of less than $0.1 million and net unrealized losses of $1.7 million, respectively, which approximate the unrealized gains and losses on the related loans. The contracts have maturity dates through fiscal year 2024, which correspond to the related intercompany loans.

The notional amounts of the Company’s forward contracts, by currency, are as follows (in thousands):

Currency	March 31, 2024	June 30, 2023
CAD	6,079	16,600
JPY		2,100,000

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

	Asset Derivatives
	March 31, 2024		June 30, 2023
Derivative designated	Balance Sheet		Balance Sheet
as hedging instruments	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$6,011	Prepaid expenses and other current assets	$10,235
		$6,011		$10,235

	Liability Derivatives
	March 31, 2024		June 30, 2023
Derivative designated	Balance Sheet		Balance Sheet
as hedging instruments	Line Item	Fair Value	Line Item	Fair Value
Foreign exchange contracts	Accrued liabilities	$-	Accrued liabilities	$315
		$-		$315

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Interest rate swaps	$1,036	$(586)	$761	$4,174
Foreign exchange contracts	-	18	315	(945)
	$1,036	$(568)	$1,076	$3,229

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to net income for the periods ended (in thousands):

Details about Accumulated					Affected line item
Other Comprehensive	Three Months Ended		Nine Months Ended		in the Unaudited
Income (Loss) Components	March 31,		March 31,		Condensed Statements
	2024	2023	2024	2023	of Operations
Interest rate swaps	$(1,703)	$(1,449)	$(5,136)	$(3,008)	Interest expense
Foreign exchange contracts	-	(26)	(215)	1,069	Other non-operating (income) expense, net
	$(1,703)	$(1,475)	$(5,351)	$(1,939)

11)     Retirement Benefits

The Company has defined benefit pension plans covering certain current and former employees both inside and outside of the U.S. The Company’s pension plan for U.S. employees is frozen for substantially all participants and has been replaced with a defined contribution benefit plan. Obligations under the unfunded defined benefit plan operated by the Sanyu business in Japan have been transferred to the Company as of the date of acquisition in the third quarter of fiscal year 2024.

Net periodic benefit cost for the Company’s U.S. and Foreign pension benefit plans for the periods ended consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Service cost	$-	$-	$41	$44
Interest cost	2,472	2,397	296	249
Expected return on plan assets	(2,776)	(2,993)	(350)	(218)
Recognized net actuarial loss	950	953	(152)	(13)
Amortization of prior service cost	-	-	(1)	(1)
Net periodic (benefit) cost	$646	$357	$(166)	$61

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Service cost	$-	$-	$122	$131
Interest cost	7,418	7,190	885	774
Expected return on plan assets	(8,334)	(8,980)	(1,049)	(710)
Recognized net actuarial loss	2,852	2,860	(454)	(44)
Amortization of prior service cost	-	-	(3)	(3)
Net periodic (benefit) cost	$1,936	$1,070	$(499)	$148

The following table sets forth the amounts recognized for the Company's defined benefit pension plans (in thousands):

Amounts recognized in the consolidated balance sheets consist of:	March 31, 2024	June 30, 2023
Prepaid benefit cost	$3,095	$2,807
Current liabilities	(526)	(425)
Non-current liabilities	(40,378)	(48,154)
Net amount recognized	$(37,809)	$(45,772)

The contributions made to defined benefit plans are presented below along with remaining contributions to be made for fiscal year 2024 (in thousands):

	Fiscal Year 2024		Fiscal Year 2023		Remaining
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Contributions
Contributions to defined benefit plans	March 31, 2024	March 31, 2024	March 31, 2023	March 31, 2023	FY 2024
United States, funded plan	$6,921	$8,363	$-	$-	$1,442
United States, unfunded plan	44	143	49	151	42
United Kingdom	-	-	-	-	-
Germany, unfunded plan	-	-	-	-	256
	$6,965	$8,506	$49	$151	$1,740

12)     Income Taxes

The Company's effective tax rate from continuing operations for the third quarter of fiscal year 2024 and for the nine months ended March 31, 2024 was 21.4% and 22.5%  respectively, compared with 6.7% and 13.0% for the prior year quarter and prior year period, respectively.

The tax rate was impacted in the current period by the following items: (i) a discrete tax expense related to provision to return adjustments associated with federal research and development tax credits and the limitation on executive compensation, (ii) the jurisdictional mix of earnings and (iii) a discrete tax benefit related to foreign withholding taxes. The tax rate was impacted in the prior period by the following items: (i) a discrete tax benefit related to the partial release of a valuation allowance previously recorded against deferred tax assets and connected to capital loss carryforwards, resulting from the utilization of capital loss carryforward to offset capital gain from the sale of Procon (ii) a discrete tax expense related to provision to return adjustments as a result of a change in tax rate for the Company’s operations within China's tax jurisdiction, (iii) a discrete tax benefit related to provision to return adjustments associated with federal and state research and development tax credits, (iv) the jurisdictional mix of earnings and (v) foreign withholding taxes.

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

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Basic - Average shares outstanding	11,772	11,811	11,764	11,825
Dilutive effect of unvested, restricted stock awards	77	84	112	92
Diluted - Average shares outstanding	11,849	11,895	11,876	11,917

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share. There were no outstanding instruments that had an anti-dilutive effect at March 31, 2024 or 2023.

Performance stock units of 87,956 and 132,217 for the nine months ended  March 31, 2024 and 2023, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

14)     Accumulated Other Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	March 31, 2024	June 30, 2023
Foreign currency translation adjustment	$(82,535)	$(74,373)
Unrealized pension losses, net of tax	(90,956)	(92,761)
Unrealized gains (losses) on derivative instruments, net of tax	5,486	8,657
Total	$(168,005)	$(158,477)

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

Net sales and income (loss) from continuing operations by segment were as follows (in thousands):

	Three Months Ended March 31,
	Net Sales		Income from Operations
	2024	2023	2024	2023
Industry segment:
Electronics	$80,431	$78,211	$15,700	$17,047
Engraving	36,297	36,909	6,260	5,353
Scientific	16,925	18,898	4,896	4,561
Engineering Technologies	20,098	18,052	3,524	2,351
Specialty Solutions	23,516	32,262	4,668	7,151
Corporate	-	-	(8,522)	(8,520)
Restructuring costs	-	-	(4,037)	(2,237)
Gain on sale of business	-	-	-	62,105
Acquisition related costs	-	-	(537)	(21)
Other operating income (expense), net	-	-	(110)	727
Sub-total	$177,267	$184,332	$21,842	$88,517
Interest expense			949	1,415
Other non-operating (income) expense			627	747
Income from continuing operations before income taxes			$20,266	$86,355

	Nine Months Ended March 31,
	Net Sales		Income from Operations
	2024	2023	2024	2023
Industry segment:
Electronics	$241,538	$225,966	$47,884	$52,160
Engraving	117,936	109,622	22,765	17,580
Scientific	51,410	56,646	14,074	12,449
Engineering Technologies	58,205	59,244	9,946	7,957
Specialty Solutions	71,352	101,243	14,250	18,944
Corporate	-	-	(24,956)	(25,376)
Restructuring costs	-	-	(7,303)	(3,330)
Gain on sale of business	-	-	274	62,105
Acquisition related costs	-	-	(2,233)	(487)
Other operating income (expense), net	-	-	(110)	611
Sub-total	$540,441	$552,721	$74,591	$142,613
Interest expense			3,244	4,168
Other non-operating (income) expense			1,805	1,695
Income from continuing operations before income taxes			$69,542	$136,750

Net sales include only transactions with unaffiliated customers and include no intersegment sales. Income (loss) from operations by segment excludes interest expense and other non-operating (income) expense.

17)      Restructuring

The Company has undertaken a number of initiatives that have resulted in severance, restructuring, and related charges.

2024 Restructuring Initiatives

The Company continues to focus its efforts to reduce cost and improve productivity across its businesses. Restructuring expenses primarily related to facility rationalizations, headcount reductions and other cost saving initiatives. The Company expects the 2024 restructuring activities to be completed by fiscal year 2025.

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

A summary of charges by initiative is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2024			March 31, 2024
Fiscal Year 2024	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$1,885	$2,060	$3,945	$3,671	$3,312	$6,983
Prior year initiatives	7	85	92	189	131	320
	$1,892	$2,145	$4,037	$3,860	$3,443	$7,303

	Three Months Ended			Nine Months Ended
	March 31, 2023			March 31, 2023
Fiscal Year 2023	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$1,460	$68	$1,528	$1,671	$185	$1,856
Prior year initiatives	87	622	709	412	1,062	1,474
	$1,547	$690	$2,237	$2,083	$1,247	$3,330

Activity in the reserve related to the initiatives is as follows (in thousands):

Current Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2023	$-	$-	$-
Additions and adjustments	3,671	3,312	6,983
Payments	(1,884)	(3,136)	(5,020)
Restructuring liabilities at March 31, 2024	$1,787	$176	$1,963

Prior Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2023	$1,104	$192	$1,296
Additions and adjustments	189	131	320
Payments	(1,065)	(323)	(1,388)
Restructuring liabilities at March 31, 2024	$228	$-	$228

Prior Year	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2022	$1,045	$695	$1,740
Additions and adjustments	2,083	1,247	3,330
Payments	(1,549)	(1,652)	(3,201)
Restructuring liabilities at March 31, 2023	$1,579	$290	$1,869

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2024			March 31, 2024
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Electronics	$84	$5	$89	$675	$444	$1,119
Engraving	1,048	2,140	3,188	1,884	2,999	4,883
Engineering Technologies	-	-	-	55	-	55
Corporate	760	-	760	1,246	-	1,246
	$1,892	$2,145	$4,037	$3,860	$3,443	$7,303

	Three Months Ended			Nine Months Ended
	March 31, 2023			March 31, 2023
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Electronics	$58	$545	$603	$214	$885	$1,099
Engraving	157	145	302	537	362	899
Corporate	1,332	-	1,332	1,332	-	1,332
	$1,547	$690	$2,237	$2,083	$1,247	$3,330

Restructuring expense is expected to be approximately $0.4 million for the remainder of fiscal year 2024.

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

During the first quarter of fiscal year 2024, the Company recorded an additional $0.3 million gain on the sale of the business due to cash received in the period related to closing cash adjustments. During the third quarter of fiscal year 2024, the company received $7.5 million of cash held in escrow, which is presented as an investing cash flow in fiscal year 2024.

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

As part of our ongoing strategy:

•

On February 19, 2024, we acquired, through our subsidiary Standex Electronics Japan Corporation, privately-held, Japanese-based Sanyu Switch Co., Ltd (Sanyu). Sanyu designs and manufactures reed relays, test sockets, testing systems for semiconductor and other electronics manufacturing, and other switching applications. Its results are reported in the Electronics segment.

•

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

•

In the third quarter of fiscal year 2023, we divested our Procon business for $75 million. This transaction reflects the continued simplification of our portfolio and enables greater focus on managing our larger platforms and pursuing growth opportunities. Proceeds were deployed towards organic and inorganic initiatives and returning capital to shareholders. Its results were reported within our Specialty Solutions segment.

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

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except percentages)	2024	2023	2024	2023
Net sales	$177,267	$184,332	$540,441	$552,721
Gross profit margin	38.5%	38.5%	39.3%	38.3%
Income from operations	21,842	88,517	74,591	142,613

	Three Months Ended	Nine Months Ended
(In thousands)	March 31, 2024	March 31, 2024
Net sales, prior year period	$184,332	$552,721
Components of change in sales:
Organic sales change	(10,528)	(20,070)
Effect of acquisitions	10,563	28,751
Effect of business divestitures	(5,511)	(21,259)
Effect of exchange rates	(1,589)	298
Net sales, current period	$177,267	$540,441

Net sales decreased in the third quarter of fiscal year 2024 by $7.1 million or 3.8%, when compared to the prior year quarter. Organic sales decreased $10.5 million, or 5.7%, due to transitory headwinds in several of our end markets, primarily from lower demand in our Electronics and Scientific segments, partially offset by project timing in our Engineering Technologies group and growth in the Hydraulics business.  Organic sales included $25.5 million in the period attributed to fast growth markets. Foreign currency negatively impacted sales by $1.6 million, or 0.8%. The acquisitions of Minntronix and Sanyu positively impacted sales by $10.6 million, or 5.7%, partially offset by the impact on sales associated with the divestiture of Procon of $5.5 million, or 3.0%.

Net sales decreased in the nine months ended March 31, 2024 by $12.3 million or 2.2%, when compared to the prior year period. Organic sales decreased $20.1 million, or 3.6%, due to transitory headwinds in several of our end markets, primarily from lower demand in our Electronics, Specialty and Scientific segments and project timing in our Engineering Technologies group, partially offset by strong demand in the Engraving segment and pricing actions in the Engineering Technologies group. Organic sales included $66.4 million in the period attributed to fast growth markets. Foreign currency positively impacted sales by $0.3 million. The acquisitions of Minntronix and Sanyu positively impacted sales by $28.8 million, or 5.2%, offset by the impact on sales associated with the divestiture of Procon of $21.3 million, or 3.8%.

Gross Profit Margin

Gross profit in the third quarter of fiscal year 2024 decreased to $68.3 million, or a gross margin of 38.5% as compared to $70.9 million, or a gross margin of 38.5%, in the third quarter of fiscal year 2023. Gross profit margin remained flat as productivity initiatives and contribution from the Minntronix acquisition were offset by the organic sales decreases and the impact of the divestiture of the Procon business.

Gross profit in the nine months ended March 31, 2024 increased to $212.6 million, or a gross margin of 39.3% as compared to $211.5 million, or a gross margin of 38.3%, in the prior year period. The gross profit margin increase was a result of pricing actions, productivity initiatives and contribution from the Minntronix acquisition, partially offset by the divestiture of the Procon business and organic sales decreases.

Selling, General, and Administrative Expenses

Selling, General, and Administrative (“SG&A”) expenses for the third quarter of fiscal year 2024 were $41.8 million, or 23.6% of sales, compared to $43.0 million, or 23.3% of sales, during the prior year quarter. SG&A expenses during the quarter were primarily impacted by a reduction in selling and marketing expenses partially offset by a one-time stock-based compensation charge and increased research and development spending to drive future product initiatives.

Selling, General, and Administrative (“SG&A”) expenses for the nine months ended March 31, 2024 were $128.6 million, or 23.8% of sales, compared to $127.8 million, or 23.1% of sales, during the prior year period. SG&A expenses during the period were primarily impacted by a one-time stock-based compensation charge in the third quarter of the fiscal year 2024 and increased research and development spending and partially offset by a reduction in selling and marketing expenses.

Restructuring Costs

We incurred restructuring expenses of $4.0 million and $7.3 million in the third quarter of fiscal year 2024 and the nine months ended March 31, 2024, respectively, primarily related to facility closures and global headcount reductions within our Engraving, Electronics and Engineering Technologies segments as well as the Corporate headquarters.

We expect to incur restructuring costs of approximately $0.4 million throughout the remainder of fiscal year 2024, as we continue to focus our efforts to reduce cost and improve productivity across our businesses.

Acquisition Related Costs

We incurred acquisition related expenses of $0.5 million and $2.2 million in the third quarter of fiscal year 2024 and the nine months ended March 31, 2024, respectively. Acquisition related expenses typically consist of due diligence, integration, and valuation expenses incurred in connection with recent or pending acquisitions.

Gain on Sale of Business

We recorded a pre-tax gain on sale of the Procon business of $62.1 million for fiscal year 2023. In the first quarter of fiscal year 2024, we recorded an additional $0.3 million gain on the sale related to closing cash adjustments. The sale transaction and financial results of Procon are classified as continuing operations in the Consolidated Financial Statements.

Income from Operations

Income from operations for the third quarter of fiscal year 2024 was $21.8 million, compared to $88.5 million during the prior year quarter. The decrease of $66.7 million, or 75.3%, is primarily due to the gain on the divestiture of Procon in the third quarter of fiscal year 2023, organic sales decreases and increased investment in research and development spending, restructuring and acquisition related costs.  The decreases are partially offset by cost reduction activities and productivity improvement initiatives.

Income from operations for the nine months ended March 31, 2024 was $74.6 million, compared to $142.6 million during the prior year period. The decrease of $68.0 million, or 47.7%, is primarily due to the gain on the divestiture of Procon in the third quarter of the fiscal year 2023, organic sales decreases and increased investment in research and development spending, restructuring and acquisition related costs.  The decreases are partially offset by cost reduction activities and productivity improvement initiatives.

Interest Expense

Interest expense for the third quarter of fiscal year 2024 was $0.9 million, a 32.9% decrease from interest expense of $1.4 million during the prior year quarter. Interest expense for the nine months ended March 31, 2024 was $3.2 million, a 22.2% decrease from interest expense of $4.2 million during the prior year period. Our effective interest rate for the nine months ended March 31, 2024 was 2.45%.

Income Taxes

The Company's effective tax rate from continuing operations for the third quarter of fiscal year 2024 and for the nine months ended March 31, 2024 was 21.4% and 22.5%, respectively compared with 6.7% and 13.0% for the prior year quarter and prior year period, respectively. The tax rate was impacted in the current period by the following items: (i) a discrete tax expense related to a provision to return adjustments associated with federal research and development tax credits and the limitation on executive compensation, (ii) the jurisdictional mix of earnings and (iii) a discrete tax benefit related to foreign withholding taxes. The tax rate was impacted in the prior period by the following items: (i) a discrete tax benefit related to the partial release of a valuation allowance previously recorded against deferred tax assets and connected to capital loss carryforwards, resulting from the utilization of capital loss carryforward to offset capital gain from the sale of Procon (ii) a discrete tax expense related to provision to return adjustments as a result of a change in tax rate for the Company’s operations within China's tax jurisdiction, (iii) a discrete tax benefit related to provision to return adjustments associated with federal and state research and development tax credits, (iv) the jurisdictional mix of earnings and (v) foreign withholding taxes.

On July 31, 2023, we completed our acquisition of Minntronix, Inc. (“Minntronix”). We accounted for the Minntronix purchase under the acquisition method in accordance with ASC Topic 805, Business Combinations. Accordingly, the preliminary purchase price was allocated to the fair value of the assets acquired, including identifiable intangible assets, and the liabilities assumed as of the closing date. Goodwill resulting from the difference between the fair value of the assets acquired and the fair value of the liabilities assumed is not amortizable for book or tax purposes. Although the acquisition was nontaxable, the transaction gave rise to certain temporary differences for which deferred taxes have been recognized. The results of operations for the Minntronix acquisition have been included in our consolidated financial results beginning on the closing date.

On February 19, 2024, we completed our acquisition of Sanyu Switch Co., Ltd. (“Sanyu”). We accounted for the Sanyu purchase under the acquisition method in accordance with ASC Topic 805, Business Combinations. Accordingly, the preliminary  purchase price was allocated to the fair value of the assets acquired, including identifiable intangible assets, and the liabilities assumed as of the closing date. Goodwill resulting from the difference between the fair value of the assets acquired and the fair value of the liabilities assumed is not amortizable for book or tax purposes. Although the acquisition was nontaxable, the transaction gave rise to certain temporary differences for which deferred taxes have been recognized. The results of operations for the Sanyu acquisition have been included in our consolidated financial results beginning on the closing date.

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

	As of March 31, 2024		As of March 31, 2023
	Total Backlog	Backlog under 1 year	Total Backlog	Backlog under 1 year
Electronics	$116,150	$106,603	$156,806	$144,741
Engraving	25,389	23,102	39,185	33,069
Scientific	2,809	2,809	3,078	3,078
Engineering Technologies	61,791	47,424	64,708	57,105
Specialty Solutions	19,236	19,236	26,958	26,541
Total	$225,375	$199,174	$290,735	$264,534

Total backlog realizable under one year decreased $65.4 million, or 24.7%, to $199.2 million at March 31, 2024, from $264.5 million at March 31, 2023.

Changes in backlog under one year are as follows (in thousands):

As of
(In thousands)	March 31, 2024
Backlog under 1 year, prior year period	$264,534
Components of change in backlog:
Organic change	(74,600)
Effect of acquisitions	16,623
Effect of divestitures	(7,383)
Backlog under 1 year, current period	$199,174

Segment Analysis

Overall

Looking forward to the remainder of fiscal year 2024, we anticipate continued improvement in key financials metrics, supported by productivity initiatives.

In general, for the remainder of fiscal year 2024, we expect:

•	improved demand in transportation markets from electric and hybrid vehicle programs with a ramp up of new business opportunities in Electronics and Engraving;
•	vaccine and medication storage demand to remain stable;
•	commercial aviation and defense end markets demand to increase based on current program expectations;
•	space markets to remain attractive, with volume to slightly increase from fiscal year 2023 due to new product development for existing customers;
•	refuse and dump end markets to improve;
•	slightly lower demand levels in food service equipment markets;
•	continued market softness in China and Europe, including inventory destocking, affecting general industrial and appliances end markets served by our Electronics Group.

Electronics Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2024	2023	Change	2024	2023	Change
Net sales	$80,431	$78,211	2.8%	$241,538	$225,966	6.9%
Income from operations	15,700	17,047	(7.9%)	47,884	52,160	(8.2%)
Operating income margin	19.5%	21.8%		19.8%	23.1%

Net sales in the third quarter of fiscal year 2024 increased $2.2 million, or 2.8%, when compared to the prior year quarter.  The acquisition of Minntronix in the first quarter of fiscal year 2024 added $8.6 million, or 11.0%, in sales for the third quarter of fiscal year 2024.  The acquisition of Sanyu in the third quarter of fiscal year 2024 added $2.0 million, or 2.5% in sales for the third quarter of fiscal year 2024.  The organic sales decrease of $7.3 million, or 9.3%, and foreign currency impacts of $1.0 million, or 1.3% also negatively affected net sales compared to the prior year quarter. Organic sales were impacted by continued softness in China and Europe, primarily in the appliances and general industrial end markets.

Income from operations in the third quarter of fiscal year 2024 decreased by $1.3 million, or 7.9%, when compared to the prior year quarter. The operating income decrease was the result of lower organic sales and a change in product mix, partially offset by contribution from the recent acquisitions and productivity initiatives.

Net sales in the nine months ended March 31, 2024 increased $15.6 million, or 6.9%, when compared to the prior year period.  The acquisitions of Minntronix and Sanyu in the fiscal year 2024 added $28.8 million, or 12.7%, in sales for the nine months ended March 31, 2024.  The organic sales decrease of $12.8 million, or 5.7%, and foreign currency impacts of $0.4 million, or 0.2% also negatively affected net sales compared to the prior year period. Organic sales were impacted by continued softness in China and Europe, primarily in appliances and general industrial end markets.

Income from operations in the nine months ended March 31, 2024 decreased by $4.3 million, or 8.2%, when compared to the prior year period. The operating income decrease was the result of lower sales, a change in product mix and foreign currency impacts, partially offset by contributions from the recent acquisitions and productivity initiatives.

In the fourth quarter of fiscal year 2024, on a sequential basis, we expect similar revenue and slightly lower to similar adjusted operating margin due to unfavorable mix.

Engraving Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2024	2023	Change	2024	2023	Change
Net sales	$36,297	$36,909	(1.7%)	$117,936	$109,622	7.6%
Income from operations	6,260	5,353	16.9%	22,765	17,580	29.5%
Operating income margin	17.2%	14.5%		19.3%	16.0%

Net sales in the third quarter of fiscal year 2024 decreased by $0.6 million, or 1.7%, when compared to the prior year quarter. Organic sales decreased by less than $0.1 million, or 0.2%, due to fewer new platform rollouts in North America. Foreign currency negative impacts on net sales were $0.5 million, or 1.5%.

Income from operations in the third quarter of fiscal year 2024 increased by $0.9 million, or 16.9%, when compared to the prior year quarter.  The operating income increase was driven by organic sales increases and previously announced productivity initiatives.

Net sales in the nine months ended March 31, 2024 increased by $8.3 million, or 7.6%, when compared to the prior year period. Organic sales increased by $7.9 million, or 7.2%, due to strong demand in Europe and growth in soft trim applications in Asia, partially offset by fewer platform rollouts in North America. Foreign currency positive impacts contributed $0.4 million, or 0.4%.

Income from operations in the nine months ended March 31, 2024 increased by $5.2 million, or 29.5%, when compared to the prior year period.  The operating income increase was driven by organic sales increases and ongoing productivity initiatives.

In the fourth quarter of fiscal year 2024, on a sequential basis, we expect slightly lower revenue and slightly to moderately lower operating margin due to unfavorable project timing in North America and Europe.

Scientific

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2024	2023	Change	2024	2023	Change
Net sales	$16,925	$18,898	(10.4%)	$51,410	$56,646	(9.2%)
Income from operations	4,896	4,561	7.3%	14,074	12,449	13.1%
Operating income margin	28.9%	24.1%		27.4%	22.0%

Net sales in the third quarter of fiscal year 2024 decreased by $2.0 million, or 10.4%, when compared to the prior year quarter, reflecting general market softness, notably affecting purchases by retail pharmacies.

Income from operations in the third quarter of fiscal year 2024 increased $0.3 million, or 7.3%, when compared to the prior year quarter. The increase is driven by lower freight costs and productivity initiatives offset by lower volume.

Net sales in the nine months ended March 31, 2024 decreased by $5.2 million, or 9.2%, when compared to the prior year period, reflecting general market softness including purchases by retail pharmacies.

Income from operations in the nine months ended March 31, 2024 increased $1.6 million, or 13.1%, when compared to the prior year period. The increase is primarily driven by productivity initiatives and lower freight costs, partially offset by lower volume.

In the fourth quarter of fiscal year 2024, on a sequential basis, we expect slightly higher revenue and similar operating margin.

Engineering Technologies Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2024	2023	Change	2024	2023	Change
Net sales	$20,098	$18,052	11.3%	$58,205	$59,244	(1.8%)
Income from operations	3,524	2,351	49.9%	9,946	7,957	25.0%
Operating income margin	17.5%	13.0%		17.1%	13.4%

Net sales in the third quarter of fiscal year 2024 increased by $2.0 million, or 11.3%, when compared to the prior year quarter.  The organic sales increase of $2.0 million was driven by improvement in the aviation end markets, offset by lower defense sales caused by delays in government funding.

Income from operations in the third quarter of fiscal year 2024 increased by $1.2 million, or 49.9%, when compared to the prior year quarter reflecting higher volume in aviation and pricing and productivity initiatives, partially offset by investments in research and development.

Net sales in the nine months ended March 31, 2024 decreased by $1.0 million, or 1.8%, when compared to the prior year period.  Organic sales decreased by $1.3 million, or 2.2%, partially offset by foreign currency impacts of $0.3 million, or 0.4%, as compared to the prior year period. The net sales decrease was due to project timing partially offset by pricing actions, an increase in new product development in the fast growth commercial space market, and higher sales to the aviation and oil and gas markets.

Income from operations in the nine months ended March 31, 2024 increased by $1.9 million, or 25.0%, when compared to the prior year period.  The increase was due to the impact of pricing and productivity initiatives, partially offset by research and development and sales declines due to project timing.

In the fourth quarter of fiscal year 2024, on a sequential basis, we expect moderately to significantly higher revenue and moderately higher operating margin due to favorable project timing.

Specialty Solutions Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2024	2023	Change	2024	2023	Change
Net sales	$23,516	$32,262	(27.1%)	$71,352	$101,243	(29.5%)
Income from operations	4,668	7,151	(34.7%)	14,250	18,944	(24.8%)
Operating income margin	19.9%	22.2%		20.0%	18.7%

Net sales in the third quarter of fiscal year 2024 decreased by $8.7 million, or 27.1%, when compared to the prior year quarter.  Organic sales for the group decreased $3.2 million, or 10.0%, as compared to the prior year quarter, reflecting a sales normalization in the Display Merchandising business partially offset by an increase in the Hydraulics business. The divestiture of Procon in the third quarter of fiscal year 2023 negatively impacted the group by $5.5 million, or 17.1%.

Income from operations in the third quarter of fiscal year 2024 decreased $2.5 million or 34.7%, when compared to the prior year quarter, due to the Procon divestiture and lower volume in the Display Merchandising business, partially offset by higher volume in the Hydraulics business.

Net sales in the nine months ended March 31, 2024 decreased by $29.9 million, or 29.5%, when compared to the prior year period. Organic sales for the group decreased $8.6 million, or 8.5%, as compared to the prior year period, reflecting organic growth decreases in the Display Merchandising business and the Hydraulics business, due to an ongoing industry-wide chassis shortage. The divestiture of Procon in the third quarter of fiscal year 2023 negatively impacted the group by $21.3 million, or 21.0%.

Income from operations in the nine months ended March 31, 2024 decreased $4.7 million or 24.8%, when compared to the prior year period. The decrease is due to the Procon divestiture and lower volume in the Display Merchandising and Hydraulics business, partially offset by improved operating performance in the Display Merchandising business.

In the fourth quarter of fiscal year 2024, on a sequential basis, we expect moderately higher revenue and operating margin due to improved end market demand and leverage on higher sales.

Corporate and Other

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2024	2023	Change	2024	2023	Change
Income (loss) from operations:
Corporate	$(8,522)	$(8,520)	0.0%	$(24,956)	$(25,376)	(1.7%)
Restructuring	(4,037)	(2,237)	80.5%	(7,303)	(3,330)	119.3%
Acquisition related costs	(537)	(21)	2457.1%	(2,233)	(487)	358.5%
Gain on sale of business	-	62,105	(100.0%)	274	62,105	(99.6%)
Other operating income (expense), net	(110)	727	(115.1%)	(110)	611	(118.0%)

Corporate expenses in the third quarter of fiscal year 2024 remained flat when compared to the prior year quarter. Corporate expenses in the nine months ended March 31, 2024 decreased by 1.7% when compared to the prior year period.  Corporate expenses in fiscal year 2024 reflect the impact of a charge due to the CEO reaching retirement eligibility under the stock compensation plan largely offset by reductions in professional service fees and incentive compensation.  We recorded a charge of $0.1 million in other operating income (expense), net for settlement of an environmental remediation claim in the third quarter of fiscal year 2024.  In fiscal year 2023, we received a refund from our insurance provider as a recoupment related to a previously recorded litigation matter and incurred a $0.3 million charge related to environmental remediation.

The restructuring, gain on sale of business and acquisition related costs have been discussed above in the Company Overview.

Discontinued Operations

In pursuing our business strategy, the Company may divest certain businesses.  Future divestitures may be classified as discontinued operations based on their strategic significance to the Company. Net loss from discontinued operations was $0.1 million and $0.4 million for the three and nine months ended March 31, 2024, respectively. Net loss from discontinued operations was less than $0.1 million and $0.1 million for the three and nine months ended March 31, 2023, respectively.

Liquidity and Capital Resources

At March 31, 2024, our total cash balance was $138.8 million, of which $110.5 million was held by foreign subsidiaries. The amount and timing of cash repatriation is dependent upon foreign exchange rates and each business unit’s operational needs including requirements to fund working capital, capital expenditure, and jurisdictional tax payments. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Net cash provided by continuing operating activities for the nine months ended March 31, 2024, was $64.6 million compared to net cash provided by continuing operating activities of $50.4 million in the prior year.  We generated $84.2 million from income statement activities and used $11.1 million of cash to fund working capital and other balance sheet increases.  Cash flow used in investing activities for the nine months ended March 31, 2024 totaled $54.0 million and primarily consisted of $29.2 million for the acquisition of Minntronix in the first quarter of fiscal year 2024, $18.5 million for the acquisition of Sanyu in the third quarter of fiscal year 2024, and $13.8 million used for capital expenditures offset by $7.8 million proceeds from the prior divestiture of the Procon business. Cash used for financing activities for the nine months ended March 31, 2024 totaled $65.8 million and consisted primarily purchases of stock of $31.8 million, repayments of debt of $25.0 million and cash paid for dividends of $10.4 million.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of March 31, 2024, the Company used $2.7 million against the letter of credit sub-facility and had the ability to borrow $347.3 million under the facility based on our current trailing twelve-month EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants. The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition related charges up to the lower of $20.0 million or 10% of EBITDA.  The facility also allows for unlimited non-cash purchase accounting and goodwill adjustments.  At March 31, 2024, the Company’s Interest Coverage Ratio was 26.12:1.

Leverage Ratio The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period.  At March 31, 2024, the Company’s leverage ratio was 0.63:1.

As of March 31, 2024, we had borrowings under our facility of $150.0 million. In order to manage our interest rate exposure on these borrowings, we are party to $150.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from SOFR to a weighted average fixed rate of 0.85%.  The effective rate of interest for our outstanding borrowings, including the impact of the interest rate swaps, was 2.45%.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect fiscal year 2024 capital spending to be between $28.0 million and $32.0 million.  We expect that fiscal year 2024 depreciation and amortization expense will be between $20.0 million and $22.0 million and $8.0 million and $9.0 million, respectively.

The following table sets forth our capitalization:

(In thousands)	March 31, 2024	June 30, 2023
Long-term debt	$148,768	$173,441
Less cash and cash equivalents	(138,799)	(195,706)
Net (cash) debt	9,969	(22,265)
Stockholders' equity	618,982	607,449
Total capitalization	$628,951	$585,184

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations. Obligations under the unfunded benefit plan operated by the Sanyu business in Japan have been transferred to us as of the date of acquisition in the third quarter of fiscal year 2024.

The fair value of the Company's U.S. defined benefit pension plan assets was $147.4 million at March 31, 2024, as compared to $142.1 million at the most recent measurement date, which occurred as of June 30, 2023. The next measurement date to determine plan assets and benefit obligations will be on June 30, 2024.

The Company expects to pay $1.7 million in contributions to its defined benefit plans during the remainder of fiscal year 2024. Contributions of $7.0 million and less than $0.1 million were made during the nine months ended March 31, 2024 and 2023, respectively. There are required contributions of $9.8 million to the United States funded pension plan for fiscal year 2024. In the third quarter of fiscal year 2024, we contributed $6.9 million and the remaining $1.4 million will be contributed in the fourth quarter of fiscal year 2024. The Company expects to make contributions during the remainder of fiscal year 2024 of less than $0.1 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively. There are no required contributions to the plans in Japan. Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for three retired executives. Current executives and new hires are not eligible for this program.  At March 31, 2024, the underlying policies had a cash surrender value of $11.7 million and are reported net of loans of $5.0 million for which we have the legal right of offset, these amounts are reported net on our balance sheet.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as loan payments, customer remittances, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At March 31, 2024 the fair value, in the aggregate, of the Company’s open foreign exchange contracts was a liability of less than $0.1 million.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at March 31, 2024, would not result in a material change in our operations, financial position, or cash flows.  We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate Risk

The Company’s effective interest rate on borrowings was 2.45% at March 31, 2024.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings and is mitigated by our use of interest rate swap agreements to modify our exposure to interest rate movements.  At March 31, 2024, we have $150.0 million of active floating to fixed rate swaps with terms through fiscal year 2025.  These swaps convert our interest payments from SOFR to a weighted average rate of 0.85%.  At March 31, 2024, the fair value, in the aggregate, of the Company’s interest rate swaps was assets of $6.0 million. A 25-basis point increase in interest rates would not materially change our annual interest expense as most of our outstanding debt is currently converted to fixed rate debts by means of interest rate swaps.

Concentration of Credit Risk

We have a diversified customer base. As such, the risk associated with concentration of credit risk is inherently minimized. As of March 31, 2024, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.     CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting during the quarterly period ended March 31, 2024 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities(1)
Quarter Ended March 31, 2024

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2024 - January 31, 2024	4,209	$149.76	4,209	$37,844

February 1, 2024 - February 28, 2024	29,493	152.59	29,493	33,343

March 1, 2024 - March 31, 2024	-	-	-	33,343

Total	33,702	152.24	33,702	33,343

(1)	The Company has a Stock Buyback Program (the “Program”) which was originally announced on January 30, 1985 and most recently amended on April 28, 2022. Under the Program, the Company is authorized to repurchase up to an aggregate of $200 million of its shares. Under the program, purchases may be made from time to time on the open market, including through 10b5-1 trading plans, or through privately negotiated transactions, block transactions, or other techniques in accordance with prevailing market conditions and the requirements of the Securities and Exchange Commission. The Board’s authorization is open-ended and does not establish a timeframe for the purchases. The Company is not obligated to acquire a particular number of shares, and the program may be discontinued at any time at the Company’s discretion.

ITEM 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2024.

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

STANDEX INTERNATIONAL CORPORATION

Date:	May 3, 2024	/s/ ADEMIR SARCEVIC
Ademir Sarcevic
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	May 3, 2024	/s/ AMY GAGNON
Amy Gagnon
Vice President/Chief Accounting Officer