Form 10-K
period 2024-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2024-08-02
CIK 310354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
☑ ANNUAL REPORT Pursuant to Section 13 or 15(d)
OF the Securities Exchange Act of 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024	Commission File Number 001-07233

STANDEX INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its Charter)

Delaware	31-0596149
(State of incorporation)	(I.R.S. Employer Identification No.)

23 KEEWAYDIN DRIVE, Salem, New Hampshire	03079
(Address of principal executive offices)	(Zip Code)

(603) 893-9701
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, Par Value $1.50 Per Share	SXI	New York Stock Exchange

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☒     No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at the close of business on December 31, 2023 was approximately $1,855,686,511. Registrant’s closing price as reported on the New York Stock Exchange for December 31, 2023 was $158.38 per share.

The number of shares of Registrant's Common Stock outstanding on July 31, 2024 was 11,854,539.

Documents incorporated by reference

Portions of the Proxy Statement for the Registrant’s 2024 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report.

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

Brands

Business unit names are Standex Electronics, Standex-Meder Electronics, Renco Electronics, Northlake Engineering, Agile Magnetics, Sensor Solutions, Standex Electronics Japan, Minntronix and Sanyu. Other associated brand names include the MEDER, KENT, and KOFU reed switch brands.

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

Engraving

Our Engraving group is a global creator and provider of custom textures and surface finishes on tooling that enhance the beauty and function of a wide range of consumer good and automotive products. We focus on continuing to meet the needs of a changing marketplace by offering experienced craftsmanship while investing in new technologies such as laser engraving and soft surface skin texturized tooling. Our growth strategy is to continue to develop and/or acquire technologies to enhance surface textures that also allow our customers to introduce more sustainable manufacturing processes and reduce their own energy consumption. We are one company operating in 18 countries using a consistent approach to guarantee harmony on global programs in service of our customers.

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

Scientific

Our Scientific business specializes in providing specialty temperature-controlled equipment for the medical, scientific, pharmaceutical, biotech, and industrial markets. We design and produce these products in Summerville, SC, ensuring high quality and reliability

We offer a range of products in our portfolio that control the temperatures of critical healthcare products, medications, vaccines, and laboratory samples. Our focus is on solving customer problems for these critical applications, delivering innovative products and solutions that meet stringent regulatory requirements and the unique needs of our customers.

Markets and Applications

The scientific and healthcare equipment that we design, assemble and manufacture is used in hospitals, pharmacies, clinical laboratories, reference laboratories, physicians’ offices, life science laboratories, government and academic facilities, and industrial testing laboratories.  Our product offerings include:

●	Laboratory and medical grade refrigerators, freezers and accessories,
●	Cryogenic storage tanks and accessories,
●	Blood bank refrigerators and plasma freezers,
●	Ultra low temperature freezers, and
●	Environmental stability chambers and incubators.

Brands

Our products are sold under various brands including American BioTech Supply (ABS), Lab Research Products (LRP),Corepoint, Cryosafe and CryoGuard.

Products and Services

We manufacture and provide specialty-controlled temperature equipment purpose-built for the medical, scientific, pharmaceutical, biotech and industrial markets. Our comprehensive portfolio includes a range of innovative storage solutions for medications, vaccines, blood products, patient samples, biologics and laboratory samples.

Customers

Scientific products are sold to medical and laboratory distributors, healthcare facilities, research universities, pharmaceutical and biotech companies, pharmacies and industrial facilities.

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

Federal Industries provides merchandising solutions to retail and food service customers whose revenue stream is enhanced through food presentation. Federal Industries focuses on the challenges of enabling retail and food service establishments to provide food and beverages that are fresh and appealing while at the same time providing for food safety, and energy efficiency. Our key differentiator is the ability to customize products to meet customers' needs within industry standard lead-times. This differentiator is used to target the convenience store, school cafeterias and quick-service restaurant segments.

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

International Operations

International operations are conducted at 42 locations, including Europe, Canada, China, Japan, India, Southeast Asia, Korea and Mexico. See the Notes to Consolidated Financial Statements for international operations financial data. Our net sales from continuing international operations decreased slightly from 39% in fiscal year  2023 to 38% in fiscal year  2024. International operations are subject to certain inherent risks in connection with the conduct of business in foreign countries including, exchange controls, price controls, limitations on participation in local enterprises, nationalizations, expropriation and other governmental action, restrictions of repatriation of earnings, and changes in currency exchange rates.

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

Human Capital Resources

Standex International understands that its rich history of success and future opportunities are directly linked to its dedicated, engaged, and diverse workforce. As of June 30, 2024, we employ approximately 3,700 employees of which approximately 1,100 are in the United States. About 200 of our U.S. employees are represented by unions. Our competitive wages and benefits align with those of other manufacturers in our geographic locations. We prioritize open, two-way communication and foster strong relationships with both our non-union employees and the various unions and works councils within our business segments. Regular training programs tailored to employees’ roles and optional development opportunities are available for those seeking personal and professional growth. Our global Standex Safety Council, which includes representatives from all Standex sites, meets regularly to enhance our safety culture and monitor our Total Recordable Incident Rate.

The Chief Human Resources Officer frequently collaborates with the Chief Executive Officer to align Human Capital strategies and initiatives with our business goals. We aim to provide a rewarding employee experience across the company by continuously reviewing our Human Capital Resources metrics, such as safety metrics, turnover rates, and culture survey responses. These reviews help us promote a safe, inclusive, and engaging work environment. Our LEAP performance management and development process emphasizes both manager engagement and employee ownership. We conduct regular employee engagement and satisfaction surveys, including our annual Culture Survey. Insights from these surveys drive senior management’s efforts to continually improve our company culture and operations.

In fiscal year 2025, we will implement a Human Capital Management System to further support our commitment to our workforce. This system will enhance our ability to manage and develop our talent, streamline operations enhance employee development and satisfaction ensuring that we continue to provide a rewarding and supportive environment for all employees.

Standex hosts an annual meeting event in the first quarter of the fiscal year with the extended global leadership team, representative of all our business segments and corporate functions, in which participants join together to align on business and culture goals, participate in leadership development training, share best practices and build unity across the company.

The Inclusion Advisory Council (IAC) serves as a collaborative platform for employee voices, informing and aligning the company’s commitment to inclusivity. The IAC provides operational input to the Executive Leadership Team in three key areas: setting global inclusivity and diversity goals, collaborating with Corporate Communications to highlight the IAC’s work, and championing the implementation of IAC initiatives. Additionally, we launched the Women and Leadership Employee Resource Group in fiscal year 2023, aiming to increase the representation of women at all levels, enhancing the company’s success through relationships and partnerships.  Work continues to add additional ERGs in partnership with the IAC.

Executive Officers of Standex

The executive officers of the Company as of June 30, 2024 are as follows:

Name	Age	Principal Occupation During the Past Five Years

David Dunbar	62	President and Chief Executive Officer of the Company since January 2014.

Ademir Sarcevic	49

Vice President and Chief Financial Officer of the Company since September 2019. Various positions over the years at Pentair plc from 2012 to September 2019 with increasing responsibility ending as Senior Vice President and Chief Accounting Officer.

Alan J. Glass	60	Vice President, Chief Legal Officer and Secretary of the Company since April 2016.

Annemarie Bell	52	Vice President, Chief Human Resources Officer since July 2021, Vice President of Human Resources from June 2019 to July 2021, Interim Vice President of Human Resources from October 2018 through June 2019; Vice President of Human Resources for four of Standex business units from October 2015 through October 2018.

Max Arets	51	Vice President, Chief Information Officer since April 2024. Various positions of increasing responsibility in IT Audit, finance systems, project management and information systems and with Tyco International and Pentair from 2005 to March 2024 ending as Vice President, Digital Enterprise.

Amy Gagnon	45	Vice President, Chief Accounting Officer of the Company since January 2024. Corporate Controller from September 2021 to January 2024 and Assistant Controller from March 2020 to September 2021. Assistant Controller at Vapotherm, Inc. from 2018 until joining the Company in March 2020.

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

A deterioration in the domestic and international economic environment, whether by way of inflationary conditions or recessionary conditions, could adversely affect our operating results, cash flow and financial condition.

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

We operate in 42 locations outside of the United States in Europe, Canada, China, Japan, India, Singapore, Korea, Mexico, Turkey and Malaysia. If we are unable to successfully manage the risks inherent to the operation and expansion of our global businesses, those risks could have a material adverse effect on our results of operations, cash flow or financial condition. These international business risks include:

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

We believe that our success depends on our ability to hire new talent, develop existing talent and the continued employment of our senior management team and other key personnel. While we engage in ongoing succession planning, if one or more members of our senior management team or other key personnel were unable or unwilling to continue in their present positions, our business could be seriously harmed. In addition, if any of our key personnel joins a competitor or forms a competing company, some of our customers might choose to use the services of that competitor or those of a new company instead of our own. Other companies seeking to develop capabilities and products or services similar to ours may hire away some of our key personnel. If we are unable to maintain and develop our key personnel and attract new employees, the execution of our business strategy may be hindered and our growth limited.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Like other global companies, we face various cybersecurity threats that could have a material adverse effect on our business strategy, results of operations or financial condition. Cybersecurity, therefore, is an important element of our business and our overall enterprise risk management program, and while we have experienced a small number of cyber incidents over the last few years, none to date have been material or had a material adverse effect on our business or financial condition. To mitigate the risk, we have established a multilayered approach to assessing, identifying and managing material risks from cybersecurity threats, which includes the following:

●

An annual cybersecurity risk assessment as part of our Enterprise Risk Management (ERM) program, which reviews and evaluates the potential impact and likelihood of various cyber risks and defines a framework for mitigating measures and residual risk.

●

A cybersecurity roadmap that is built from the risk assessment and feeds into our annual IT expenditure plan and which outlines the actions and investments we intend to take to enhance our cybersecurity posture and capabilities.

●

A continuous cybersecurity risk monitoring and response process, which involves daily review and real-time alerts of security incidents, a multi-disciplinary escalation and review process, and a reporting and filing protocol for material incidents within four business days of materiality determination.

●	A periodic cyber risk assessment conducted by independent experts, which provides an external validation and benchmarking of our cybersecurity practices and performance.

As part of our cybersecurity program, we have and will continue to engage third parties, such as consultants, network security firms, auditors, and forensics providers, to assist us in assessing, managing, or investigating cyber risks or incidents. For example, we have engaged industry recognized third parties to monitor and conduct penetration and vulnerability testing on our networks and to assist us in the conduct of tabletop exercises.

In order to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers, we perform third-party risk assessments designed to help protect against the misuse of IT by third parties and business partners and generally request that third-party service providers provide us information about their security policies and procedures.

Cybersecurity Governance and Oversight

We have a cybersecurity governance structure that involves the oversight and involvement of our board of directors and senior management.

Our board of directors, through its Audit Committee, maintains oversight of risks, including cybersecurity risks, and receives an update from the Director of IT Security and the Chief Information Officer (CIO) at each quarterly committee meeting. The Audit Committee also reports to the full board on cybersecurity matters as part of its regular report out after each meeting. The Audit Committee Chair is immediately informed of any breach that could be more than de minimis and is kept apprised of any resulting investigation and is briefed on the substance of any Form 8-K filing related to a material cybersecurity incident.

At the management level, oversight of our cybersecurity program rests with an internal committee comprised of the CIO, the Chief Legal Officer (CLO), and the Director of IT Security, who have in aggregate over 40 years of experience in assessing and managing cyber risks. The committee is responsible for overseeing the implementation and execution of our cybersecurity program and policies, and for engaging external experts as needed. The committee also reviews the log of security incidents as needed to validate that there are no materiality issues in the aggregate. The committee reports to the Audit Committee on a quarterly basis or more frequently as needed. We have an Incident Response Team comprised of IT, legal, and internal audit personnel that is activated with the help of other disciplines in the event of a perceived breach or security risk. The team is responsible for assessing the impact and materiality of the incident in accordance with a written Incidence Response Plan, determining the appropriate response and remediation actions, and communicating with internal and external stakeholders as needed.

In an effort to deter and detect cyber threats, we have a required cybersecurity training program that is provided to all new employees during on-boarding and semi-annually to employees with access to our IT resources, which aims to raise awareness and foster a culture of cybersecurity among our workforce. We also have an ongoing process of sending simulated phishing emails to employees. The results of these simulated attempts are monitored and reported to each employee’s manager. Training includes such cybersecurity topics as social engineering, phishing, password protection, confidential data protection, asset use and mobile security. The training also emphasizes the importance of reporting all incidents immediately.

Item 2. Properties

We operate a total of 62 facilities including manufacturing plants, service centers, and warehouses located throughout the United States, Europe, Canada, Southeast Asia, Korea, Japan, China, India, Brazil, and Mexico. The Company owns 20 of the facilities and the others are leased. For the year ended June 30, 2024, the approximate building space utilized by each segment is as follows:

		Area in Square Feet (in thousands)
Segment	Number of Locations	Leased	Owned	Total
Asia Pacific	10	138	177	315
EMEA(1)	3	-	125	125
Other Americas	1	-	56	56
United States	7	148	74	222
Electronics	21	286	432	718

Asia Pacific	11	508	-	508
EMEA(1)	12	176	70	246
Other Americas	3	90	-	90
United States	6	88	79	167
Engraving	32	862	149	1,011

United States	1	164	-	164
Scientific	1	164	-	164

EMEA(1)	1	83	-	83
United States	2	107	171	278
Engineering Technologies	3	190	171	361

Asia Pacific	1	76	-	76
United States	2	33	198	231
Specialty Solutions	3	109	198	307

United States	2	19	-	19
Corporate & Other	2	19	-	19
Total	62	1,630	950	2,580

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

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market in which the Common Stock of Standex is traded is the New York Stock Exchange under the ticker symbol “SXI”. The approximate number of stockholders of record on July 31, 2024 was 1,092.

Additional information regarding our equity compensation plans is presented in the Notes to Consolidated Financial Statements under the caption “Stock-Based Compensation and Purchase Plans” and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities (1)
Quarter Ended June 30, 2024
Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2024	242	$173.11	242	$33,301
May 1 - May 31, 2024	-	-	-	33,301
June 1 - June 30, 2024	-	-	-	33,301
TOTAL	242	$173.11	242	$33,301

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

The graph below matches Standex International Corporation's cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Russell 2000 index and the S&P 600 Industrials index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 6/30/2019 to 6/30/2024.

Item 6. [Reserved]

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

As part of our ongoing strategy:

o	On May 3, 2024, we acquired Sanyu Electric Pte Ltd, or SEPL, a privately held distributor of reed relays. Its results are reported in the Electronics segment.

o

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

Unless otherwise noted, references to years are to fiscal years.

Consolidated Results from Continuing Operations (in thousands):

	2024	2023	2022
Net sales	$720,635	$741,048	$735,339
Gross profit margin	39.1%	38.5%	36.7%
Restructuring costs	8,206	3,831	4,399
Acquisition related expenses	2,622	557	1,618
Other operating (income) expense, net	110	(611)	5,745
(Gain) loss on sale of business	(274)	(62,105)	-
Income from operations	101,738	171,089	88,294

Backlog (realizable within 1 year)	$185,296	$274,902	$256,248

	2024	2023	2022
Net sales	$720,635	$741,048	$735,339
Components of change in sales:
Effect of acquisitions	40,427	1,919	1,918
Effect of exchange rates	(1,842)	(23,902)	(9,874)
Effect of business divestitures	(21,259)	(11,947)	(9,239)
Organic sales change	(37,739)	39,639	96,302

Net sales decreased for fiscal year 2024 by $20.4 million, or 2.8%, when compared to the prior year period. Organic sales decreased by $37.7 million, or 5.1%, due to transitory headwinds in several of our end markets, primarily due to lower demand in our Electronics, Specialty and Scientific segments, partially offset by project timing in our Engineering Technologies group. Organic sales included $94.0 million in the period attributed to fast growth markets. Acquisitions had a $40.4 million, or 5.5%, positive impact on sales, offset by negative impacts on sales for divestitures of $21.3 million, or 2.9%, and foreign currency of $1.8 million, or 0.3%.

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

Gross Profit

Gross profit in fiscal year 2024 decreased to $282.0 million, or a gross margin of 39.1%, as compared to $285.1 million, or a gross margin of 38.5%, for the prior year period. This decrease was a result of organic sales decreases of $37.6 million, approximately $2.8 million of net inflationary impacts in the areas of labor and raw material and by the divestiture of the Procon business. The decreases were partially offset by contributions from the Minntronix acquisition, pricing actions and productivity initiatives.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses, (“SG&A”) for the fiscal year 2024 were $169.6 million, or 23.5% of sales, compared to $172.3 million, or 23.3% of sales, during the prior year period. SG&A expenses during the period were impacted by a reduction in general and administrative expenses partially offset by increased research and development spending.

Selling, general, and administrative expenses, (“SG&A”) for the fiscal year 2023 were $172.3 million, or 23.3% of sales, compared to $169.9 million, or 23.1% of sales, during the prior year period. SG&A expenses during the period were primarily impacted by increased research and development spending to drive future product initiatives.

Restructuring Costs

During fiscal year 2024, we incurred restructuring expenses of $8.2 million, primarily related to facility rationalization activities, and global headcount reductions primarily within our Engraving, Electronics and Engineering Technologies segments and as well as the Corporate headquarters.

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

We recorded an additional pre-tax gain on sale of the Procon business of $0.3 million for fiscal year 2024 due to closing cash adjustments.

Acquisition Related Costs

We incurred acquisition related expenses of $2.6 million and $0.6 million in fiscal year 2024 and 2023, respectively. Acquisition related costs typically consist of due diligence, integration, and valuation expenses incurred in connection with recent or pending acquisitions.

Other Operating (Income) Expense, Net

We recorded a charge of $0.1 million for settlement of an environmental remediation claim in the third quarter of fiscal year 2024.

We incurred expense of $5.7 million in fiscal year 2022 related to a litigation accrual.  In the third quarter of fiscal year 2023, we received $1.0 million from our insurance provider as recoupment related to this litigation matter. Refer to Part II, Item 8, Note 12, "CONTINGENCIES," in the Notes to the Consolidated Financial Statements for details.

Income from Operations

Income from operations for the fiscal year 2024 was $101.7 million, compared to $171.1 million during the prior year.  The decrease of $69.4 million, or 40.5%, is primarily due to the gain on the divestiture of Procon in the third quarter of the fiscal year 2023, organic sales decreases and increased investment in research and development spending, restructuring and acquisition related costs.  The decreases are partially offset by cost reduction activities and productivity improvement initiatives.

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

Interest Expense

Interest expense for fiscal year 2024 was $4.5 million, a decrease of $0.9 million as compared to the prior year. Our effective interest rate was 2.46%. Interest expense for fiscal year 2023 was $5.4 million, a decrease of $0.5 million as compared to the prior year.

Income Taxes

The income tax provision from continuing operations for the fiscal year ended June 30, 2024 was $21.5 million, or an effective rate of 22.6%, compared to $24.8 million, or an effective rate of 15.1%, for the year ended June 30, 2023, and $19.8 million, or an effective rate of 24.4%, for the year ended June 30, 2022. Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, the amount of our income or loss, the mix of income earned in the U.S. versus outside the U.S., the effective tax rate in each of the countries in which we earn income, and any one-time tax issues which occur during the period.

The income tax provision from continuing operations for the fiscal year ended June 30, 2024 was impacted by the following items: (i) a tax provision of $3.1 million due to the mix of income in various jurisdictions, (ii) tax benefits of $2.8 million related to foreign tax credits of $0.7 million, as well as Federal R&D tax credits of $2.1 million, (iii) a tax provision of $3.8 million related to officers’ compensation, and (iv) a tax benefit of $3.9 million relating to share-based compensation.

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

In December 2021, the Organization for Economic Cooperation and Development (“OECD”) published a proposal for the establishment of a global minimum tax rate of 15% (the “Pillar Two rule”). The OECD has recommended that the Pillar Two rule become effective for fiscal years beginning after January 1, 2024. To date, member states are in various stages of implementation and the OECD continues to refine technical guidance. We are closely monitoring developments of the Pillar Two rule and are currently evaluating the potential impacts in each of the countries in which we operate; however, we currently do not expect the Pillar Two rule to have a material impact on our effective tax rate.

Capital Expenditures

Our capital spending is focused on growth initiatives, cost reduction activities, and upgrades to extend the capabilities of our capital assets.  In general, we anticipate our capital expenditures over the long-term will be approximately 3% to 5% of net sales.

During fiscal year 2024, capital expenditures were $20.3 million or 2.8% of net sales, as compared to $24.3 million, or 3.3%, of net sales in the prior year. We expect 2025 capital spending to be between $35 million and $40 million.

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

Backlog orders are as follows (in thousands):

	As of June 30, 2024		As of June 30, 2023
	Total	Backlog under	Total	Backlog under
	Backlog	1 year	Backlog	1 year
Electronics	$107,006	$94,982	$150,061	$129,911
Engraving	22,483	20,874	36,817	31,434
Scientific	2,646	2,646	2,506	2,506
Engineering Technologies	64,592	50,122	63,769	52,565
Specialty Solutions	16,691	16,672	21,749	21,634
Total	$213,418	$185,296	$274,902	$238,050

Total backlog realizable within one year decreased $52.8 million, or 22.2% to $185.2 million at June 30, 2024 from $238.1 million at June 30, 2023.  Changes in backlog under 1 year are as follows (in thousands):

As of June 30, 2024
Backlog under 1 year, prior year period	$238,050
Components of change in backlog:
Organic change	(68,898)
Effect of acquisitions	16,144
Backlog under 1 year, current period	$185,296

Segment Analysis (in thousands)

Overall Outlook

Looking forward to fiscal year 2025, we expect to be well-positioned for growth in the second half of the year, with anticipated continued improvement in general market conditions supported by planned new product releases in each segment throughout the year.

In general, for fiscal year 2025, we expect:

●	continued growth in transportation markets from hybrid and electric vehicle program with a ramp up of new business opportunities;
●	soft trim end market growth in APAC;
●	vaccine and cold storage demand to remain stable;
●	commercial aviation, space and defense end markets demand to increase based on current program expectations and new product development;
●	space markets to remain attractive, with volume to slightly increase from fiscal year 2023 due to new product development for existing customers;
●	refuse and dump end markets to remain stable while being supported by future investments in the U.S. infrastructure bill;
●	stable demand levels in food service equipment markets.

Electronics

	2024 compared to 2023			2023 compared to 2022
(in thousands except			%			%
percentages)	2024	2023	Change	2023	2022	Change
Net sales	$321,956	$305,872	5.3%	$305,872	$304,290	0.5%
Income from operations	64,030	68,979	(7.2%)	68,979	70,428	(2.1%)
Operating income margin	19.9%	22.6%		22.6%	23.1%

Net sales in fiscal year 2024 increased $16.1 million, or 5.3%, when compared to the prior year.  Organic sales decreased by $22.7 million, or 7.4%, due to continued softness in China and Europe, primarily in appliances and general industrial end markets. The foreign currency impact decreased sales by $1.6 million, or 0.5%, partially offset by the Minntronix, Sanyu and SEPL acquisitions in fiscal year 2024, which contributed $40.4 million, or 13.2%, in sales for the period.

Income from operations in the fiscal year 2024 decreased $4.9 million, or 7.2%, when compared to the prior year. The operating income decrease was the result of lower sales, a change in product mix and foreign currency impacts, partially offset by contributions from the recent acquisitions, and realization of pricing and productivity initiatives.

In the first quarter of fiscal year 2025, on a sequential basis, we expect similar to slightly higher revenue, driven by higher sales into fast growth end markets, and similar operating margin, as higher investments in selling, marketing and R&D offset pricing and productivity initiatives.

Net sales in fiscal year 2023 increased 1.6 million, or 0.5%, when compared to the prior year. Organic sales increased by $13.7 million, or 4.5%, reflecting positive trends in end markets like industrial applications, power management, renewable energy technologies, and electric vehicle related applications. Sensor Solutions was acquired in the third quarter of fiscal year 2022, adding $1.9 million, or 0.6%, in sales for the period. The foreign currency impact decreased sales by $14.0 million, or 4.6%.

Income from operations in the fiscal year 2023 decreased $1.4 million, or 2.1% when compared to the prior year. The operating income decrease was the result of inflationary impacts, mix and foreign exchange offset partially by organic sales growth and various cost saving initiatives.

Engraving

	2024 compared to 2023			2023 compared to 2022
(in thousands except			%			%
percentages)	2024	2023	Change	2023	2022	Change
Net sales	$150,685	$152,067	(0.9%)	$152,067	$146,255	4.0%
Income from operations	26,708	25,462	4.9%	25,462	21,825	16.7%
Operating income margin	17.7%	16.7%		16.7%	14.9%

Net sales in fiscal year 2024 decreased by $1.4 million, or 0.9%, compared to the prior year. Organic sales decreased by $1.0 million, or 0.7%, as a result of delays in new platform rollouts in North America. Foreign exchange impacts were $0.4 million, or 0.2%.

Income from operations in fiscal year 2024 increased by $1.2 million, or 4.9%, when compared to the prior year. Operating income increased during the period reflecting productivity actions, offsetting slower demand in North America sales.

In the first quarter of fiscal year 2025, we expect moderately higher revenue and operating margin due to more favorable project timing in Europe and Asia.

Net sales in fiscal year 2023 increased by $5.8 million or 4.0% compared to the prior year. Organic sales increased by $14.3 million, or 9.8%, as a result of timing of customer projects. The organic sales increase was partially offset by foreign exchange impacts of $8.5 million, or 5.8%.

Income from operations in fiscal year 2023 increased by $3.6 million, or 16.7%, when compared to the prior year. Operating income increased during the period reflecting the organic sales increase and productivity actions, offsetting the foreign exchange impacts.

Scientific

	2024 compared to 2023			2023 compared to 2022
(in thousands except			%			%
percentages)	2024	2023	Change	2023	2022	Change
Net sales	$68,931	$74,924	(8.0%)	$74,924	$83,850	(10.6%)
Income from operations	19,000	17,109	11.1%	17,109	17,861	(4.2%)
Operating income margin	27.6%	22.8%		22.8%	21.3%

Net sales in fiscal year 2024 decreased by $6.0 million, or 8.0% when compared to the prior year.  Net sales decreased  reflecting general market softness, including purchases by retail pharmacies.

Income from operations in fiscal year 2024 increased by $1.9 million, or 11.1%, when compared to the prior year. Operating income increase reflects productivity initiatives and lower freight costs, partially offset by lower volume.

In the first quarter of fiscal year 2025, on a sequential basis, we expect similar revenue and slightly lower operating margin due to investments in research and development and higher freight cost.

Net sales in fiscal year 2023 increased by $8.9 million, or 10.6% when compared to the prior year. Net sales decreased as expected due to lower demand for cold storage surrounding COVID-19 vaccine distribution partially offset by pricing actions.

Income from operations in fiscal year 2023 decreased $0.8 million or 4.2%, when compared to the prior year. Operating income decrease reflects lower sales volume, partially offset by pricing and productivity actions and lower oceanic freight costs.

Engineering Technologies

	2024 compared to 2023			2023 compared to 2022
(in thousands except			%			%
percentages)	2024	2023	Change	2023	2022	Change
Net sales	$83,476	$81,079	3.0%	$81,079	$78,117	3.8%
Income from operations	15,216	11,050	37.7%	11,050	8,776	25.9%
Operating income margin	18.2%	13.6%		13.6%	11.2%

Net sales in fiscal year 2024 increased $2.4 million, or 3.0%, when compared to the prior year. The organic sales increase was driven by improvement in the aviation and space end markets, more favorable project timing, and growth in new applications.

Income from operations in fiscal year 2024 increased $4.2 million, or 37.7%, when compared to the prior year. The increase was primarily due to the impact of pricing and productivity initiatives, partially offset by research and development.

In the first quarter of fiscal year 2025, on a sequential basis, we expect moderately to significantly lower revenue and slightly lower operating margin due to unfavorable project timing.

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

Specialty Solutions

	2024 compared to 2023			2023 compared to 2022
(in thousands except			%			%
percentages)	2024	2023	Change	2023	2022	Change
Net sales	$95,587	$127,106	(24.8%)	$127,106	$122,827	3.5%
Income from operations	19,631	25,368	(22.6%)	25,368	15,579	62.8%
Operating income margin	20.5%	20.0%		20.0%	12.7%

Net sales for fiscal year 2024 decreased $31.5 million, or 24.8% when compared to the prior year. Organic sales for the group decreased $10.3 million, or 8.1%, as compared to the prior year period, reflecting organic growth decreases in the Display Merchandising business and the Hydraulics business, due to an ongoing industry-wide chassis shortage. The divestiture of Procon in the third quarter of fiscal year 2023 negatively impacted the group by $21.3 million, or 16.7%.

Income from operations for fiscal year 2024 decreased $5.7 million, or 22.6%, when compared to the prior year. The decrease is due to the Procon divestiture and lower volume in the Display Merchandising and Hydraulics business, partially offset by improved operating performance in the Display Merchandising business.

In the first quarter of fiscal year 2025, on a sequential basis, we expect similar revenue and operating margin.

Net sales for fiscal year 2023 increased $4.3 million, or 3.5%, when compared to the prior year. Organic sales increased $16.7 million, or 13.6% excluding Procon, as compared to the prior year period. The increased sales volume is primarily due to pricing realization, strong market demand and the absence of the labor work stoppage in two plants during the prior year. The impact of the Procon divestiture partially offset the organics sales increase.

Income from operations for fiscal year 2023 increased $9.8 million, or 62.8%, when compared to the prior year. Operating income increased due to sales increases in Display Merchandising, pricing actions and the impact of the labor work stoppage in two plants during the prior year.

Corporate, Restructuring and Other

	2024 compared to 2023			2023 compared to 2022
(in thousands except			%			%
percentages)	2024	2023	Change	2023	2022	Change
Corporate	$ (32,183)	$ (35,207)	(8.6%)	$ (35,207)	$ (34,413)	2.3%
Gain (loss) on sale of business	274	62,105	(99.6%)	62,105	-	100.0%
Restructuring costs	(8,206)	(3,831)	114.2%	(3,831)	(4,399)	(12.9%)
Acquisition related costs	(2,622)	(557)	370.7%	(557)	(1,618)	(65.6%)
Other operating income (expense), net	(110)	611	(118.0%)	611	(5,745)	(110.6%)

Corporate expenses in fiscal year 2024 decreased $3.0 million, or 8.6%, when compared to the prior year. Corporate expenses in fiscal year 2024 reflect reductions in professional service fees and incentive compensation.

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

Discontinued Operations

In pursing our business strategy, the Company may divest certain businesses. Future divestitures may be classified as discontinued operations based on their strategic significance to the Company.  Activity related to discontinued operations is as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022
(Loss) before taxes	$(654)	$(204)	$(113)
Benefit for taxes	137	43	24
Net (loss) from discontinued operations	$(517)	$(161)	$(89)

Liquidity and Capital Resources

At June 30, 2024, our total cash balance was $154.2 million, of which $128.1 million was held outside of the United States.  The amount and timing of cash repatriation is dependent upon foreign exchange rates and each business unit’s operational needs including requirements to fund working capital, capital expenditure, and jurisdictional tax payments.  The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Cash Flow

Net cash provided by continuing operating activities for the year ended June 30, 2024 was $93.3 million compared to net cash provided by continuing operating activities of $90.8 million in the prior year. We generated $111.4 million from income statement activities and used $5.1 million of cash to fund working capital and other balance sheet account increases. Cash flow used in investing activities for the year ended June 30, 2024 totaled $61.6 million. We used $48.8 million for the purchase of acquisitions in the fiscal year and $20.3 million was used for capital expenditures. We generated $7.8 million in the fiscal year of proceeds from the divestiture of the Procon business. Cash used by financing activities for the year ended June 30, 2024 was $69.2 million and included stock repurchases of $31.8 million, repayments of debt of $25.0 million and cash paid for dividends of $13.9 million.

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

The fair value of the Company's U.S. defined benefit pension plan assets was $142.3 million at June 30, 2024, as compared to $142.1 million as of June 30, 2023. We participate in two multi-employer pension plans and sponsor six defined benefit plans including two in the U.S. and Japan and one each in the U.K. and Germany.  The Company’s pension plan is frozen for U.S. employees and participants in the plan ceased accruing future benefits.  Our primary U.S. defined benefit plan is not 100% funded under ERISA rules at June 30, 2024.

U.S. defined benefit plan contributions of $10.0 million were made during fiscal year 2024 compared to $0.2 million during fiscal year 2023. There are required contributions of $5.8 million to the United States funded pension plan for fiscal year 2025. The Company expects to make contributions during fiscal year 2025 of $0.2 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively. Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have evaluated the current and long-term cash requirements of our defined benefit and defined contribution plans as of June 30, 2024 and determined our operating cash flows from continuing operations and available liquidity are expected to be sufficient to cover the required contributions under ERISA and other governing regulations.

We have an insurance program in place to fund supplemental retirement income benefits for three retired executives.  Current executives and new hires are not eligible for this program. At June 30, 2024, the underlying policies had a cash surrender value of $11.7 million and are reported net of loans of $4.9 million for which we have the legal right of offset. These amounts are reported net on our balance sheet.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes. As of June 30, 2024, the Company has used $2.7 million against the letter of credit sub-facility and had the ability to borrow $347.3 million under the facility based on our current trailing twelve-month EBITDA. The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants. The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1. Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition related charges up to the lower of $20.0 million or 10% of EBITDA. The facility allows for unlimited non-cash charges including purchase accounting and goodwill adjustments. At June 30, 2024, the Company’s Interest Coverage Ratio was 25.15.:1.

Leverage Ratio- The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1. Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period. At June 30, 2024, the Company’s Leverage Ratio was 0.65:1.

As of June 30, 2024, we had borrowings under our facility of $150.0 million.  In order to manage our interest rate exposure on these borrowings, we are party to $150.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from SOFR to a weighted average rate of 0.85%.  The effective rate of interest for our outstanding borrowings, including the impact of the interest rate swaps, was 2.46%.  Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.

Our primary sources of cash are cash flows from continuing operations and borrowings under the facility.  We expect that fiscal year 2025 depreciation and amortization expense will be between $24.0 million and $28.0 million and $8.0 million and $10.0 million, respectively.

The following table sets forth our capitalization at June 30:

	2024	2023
Long-term debt	$148,876	$173,441
Less cash and cash equivalents	154,203	195,706
Net (cash) debt	(5,327)	(22,265)
Stockholders' equity	621,503	607,449
Total capitalization	$616,176	$585,184

Stockholders’ equity increased year over year by $14.0 million, primarily as a result of current year net income of $73.1 million offset by $45.7 million of cash returned to shareholders in the form of dividends and stock repurchases. The Company's net (cash) debt to capital percentage changed to (0.9)% as of June 30, 2024 from (3.8)% in the prior year.

At June 30, 2024, we expect to pay estimated interest payments of $2.8 million within the next five years. This estimate is based upon effective interest rates as of June 30, 2024 and excludes any interest rate swaps which are assets to us. See Item 7A for further discussions surrounding interest rate exposure on our variable rate borrowings.

Post-retirement benefits and pension plan contribution payments represent future pension payments to comply with local funding requirements. Our policy is to fund domestic pension liabilities in accordance with the minimum and maximum limits imposed by the Employee Retirement Income Security Act of 1974 ("ERISA"), federal income tax laws and the funding requirements of the Pension Protection Act of 2006. At June 30, 2024, we expect to pay estimated post-retirement benefit payments of $6.0 million during fiscal year 2025. See "Item 8. Financial Statements and Supplementary Data, Note 16. Employee Benefit Plans" for additional information regarding these obligations.

At June 30, 2024, we had $39.0 million of operating lease obligations. See "Item 8. Financial Statements and Supplementary Data, Note 20. Leases" for additional information regarding these obligations.

At June 30, 2024, we had $9.8 million of non-current liabilities for uncertain tax positions. We are not able to provide a reasonable estimate of the timing of future payments related to these obligations.

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

Foreign Currency Translation – Our primary functional currencies used by our non-U.S. subsidiaries are the Euro, British Pound Sterling (Pound), Japanese (Yen), Peso and Chinese (Yuan).

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

Our annual impairment testing at each reporting unit relied on assumptions surrounding general market conditions, short-term growth rates, a terminal growth rate of 2.5%, and detailed management forecasts of future cash flows prepared by the relevant reporting unit. Fair values were determined primarily by discounting estimated future cash flows at a weighted average cost of capital of 11.0%. During our annual impairment testing, we evaluated the sensitivity of our most critical assumption, the discount rate, and determined that a 100-basis point change in the discount rate selected would not have impacted the test results.  Additionally, the Company could reduce the terminal growth rate from its current 2.5% to 1.0% and the fair value of all reporting units would still exceed their carrying value.

While we believe that our estimates of future cash flows are reasonable, changes in assumptions could significantly affect our valuations and result in impairments in the future.  The most significant assumption involved in the Company’s determination of fair value is the cash flow projections of each reporting unit.

As a result of our annual assessment in the fourth quarter of fiscal year 2024, the Company determined that the fair value of the six reporting units substantially exceeded their respective carrying values.  Therefore, no impairment charges were recorded in connection with our annual assessment during the fourth quarter of fiscal year 2024.

Cost of Employee Benefit Plans – We provide a range of benefits to certain retirees, including pensions and some postretirement benefits.  We record expenses relating to these plans based upon various actuarial assumptions such as discount rates, assumed rates of return, compensation increases and turnover rates.  The expected return on plan assets assumption of 6.4% in the U.S. is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.  We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets as well as our current expectations for long-term rates of returns for our pension assets.  The U.S. discount rate of 5.6% reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.  We review our actuarial assumptions, including discount rate and expected long-term rate of return on plan assets, on at least an annual basis and make modifications to the assumptions based on current rates and trends when appropriate.  Based on information provided by our actuaries and other relevant sources, we believe that our assumptions are reasonable.

The cost of employee benefit plans includes the selection of assumptions noted above.  A twenty-five-basis point change in the U.S. expected return on plan assets assumptions, holding our discount rate and other assumptions constant, would increase or decrease pension expense by approximately $0.4 million per year.  A twenty-five-basis point change in our discount rate, holding all other assumptions constant, would have no impact on 2024 pension expense as changes to amortization of net losses would be offset by changes to interest cost.  In future years, the impact of discount rate changes could yield different sensitivities. See the Notes to the Consolidated Financial Statements for further information regarding pension plans.

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

 Recently Issued Accounting Pronouncements

See "Item 8. Financial Statements and Supplementary Data, Note 1. Summary of Accounting Policies” for information regarding the effect of recently issued accounting pronouncements on our consolidated statements of operations, comprehensive income, stockholders’ equity, cash flows, and notes for the year ended June 30, 2024.

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

Exchange Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts and the fact that most of our foreign currency sales are transacted in their functional currency.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as loan payments, customer remittances, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At June 30, 2024 and 2023, the fair value, in the aggregate, of the Company’s open foreign exchange contracts was an asset of less than $0.1 million and liability of $1.7 million respectively.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at June 30, 2024, would not result in a material change in our operations, financial position, or cash flows.  We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate

The Company’s effective interest rate on borrowings was 2.46% and 2.97% at June 30, 2024 and 2023, respectively.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings and is mitigated by our use of interest rate swap agreements to modify our exposure to interest rate movements.  At June 30, 2024, we have $150.0 million of active floating to fixed rate swaps with terms ranging from one to three years.  These swaps convert our interest payments from SOFR to a weighted average rate of 2.46%.  At June 30, 2024, the fair value, in the aggregate, of the Company’s interest rate swaps were assets of $4.7 million. At June 30, 2023, the fair value, in the aggregate, of the Company’s interest rate swaps were assets of $10.2 million. A 25-basis point increase in interest rates would not change our annual interest expense as all of our outstanding debt is currently converted to fixed rate debts by means of interest rate swaps.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of June 30, 2024, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

Item 8. Financial Statements and Supplementary Data

Standex International Corporation and Subsidiaries

Consolidated Balance Sheets

As of June 30 (in thousands, except share data)	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$154,203	$195,706
Accounts receivable, net	121,365	123,440
Inventories	87,106	98,537
Prepaid expenses and other current assets	22,028	34,432
Contract assets	45,393	31,138
Total current assets	430,095	483,253

Property, plant and equipment, net	134,963	130,937
Intangible assets, net	78,673	75,651
Goodwill	281,283	264,821
Deferred tax asset	17,450	14,602
Operating lease right-of-use asset	37,078	33,273
Other non-current assets	25,515	22,392
Total non-current assets	574,962	541,676

Total assets	$1,005,057	$1,024,929

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$63,364	$68,601
Accrued liabilities	56,698	62,031
Income taxes payable	7,503	10,335
Total current liabilities	127,565	140,967

Long-term debt	148,876	173,441
Operating lease long-term liabilities	30,725	25,774
Accrued pension and other non-current liabilities	76,388	77,298
Total non-current liabilities	255,989	276,513

Contingencies (Note 12)

Stockholders' equity:
Common stock, par value $1.50 per share - 60,000,000 shares authorized, 27,984,278 issued, 11,761,700 and 11,744,991 shares outstanding in 2024 and 2023	41,976	41,976
Additional paid-in capital	106,193	100,555
Retained earnings	1,086,277	1,027,279
Accumulated other comprehensive loss	(182,956)	(158,477)
Treasury shares (16,222,578 shares in 2024 and 16,239,287 shares in 2023)	(429,987)	(403,884)
Total stockholders' equity	621,503	607,449

Total liabilities and stockholders' equity	$1,005,057	$1,024,929

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended June 30
(in thousands, except per share data)	2024	2023	2022
Net sales	$720,635	$741,048	$735,339
Cost of sales	(438,634)	(455,952)	(465,393)
Gross profit	282,001	285,096	269,946

Selling, general and administrative expenses	169,599	172,335	169,890
Restructuring costs	8,206	3,831	4,399
(Gain) loss on sale of business	(274)	(62,105)	-
Acquisition related costs	2,622	557	1,618
Other operating (income) expense, net	110	(611)	5,745
Income from operations	101,738	171,089	88,294

Interest expense	4,544	5,405	5,874
Other non-operating (income) expense, net	2,071	1,735	1,131
Income from continuing operations before income taxes	95,123	163,949	81,289
Provision for income taxes	(21,532)	(24,796)	(19,807)
Income from continuing operations	73,591	139,153	61,482

Income (loss) from discontinued operations, net of tax	(517)	(161)	(89)

Net income	$73,074	$138,992	$61,393

Basic earnings per share:
Income (loss) from continuing operations	$6.26	$11.78	$5.13
Income (loss) from discontinued operations	(0.04)	(0.01)	-
Total	$6.22	$11.77	$5.13

Diluted earnings per share:
Income (loss) from continuing operations	$6.18	$11.59	$5.07
Income (loss) from discontinued operations	(0.04)	(0.01)	(0.01)
Total	$6.14	$11.58	$5.06

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Years Ended June 30 (in thousands)	2024	2023	2022

Net income	$73,074	$138,992	$61,393
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial (losses) and other changes in unrecognized costs, net of tax	$(5,140)	$(2,964)	$(4,702)
Amortization of unrecognized costs, net of tax	2,385	2,844	4,433
Derivative instruments:
Change in unrealized gains, net of tax	1,178	4,544	7,582
Amortization of unrealized gains and (losses) into interest expense, net of tax	(5,347)	(2,895)	1,950
Foreign currency translation (losses), net of tax	(17,555)	(6,694)	(46,435)
Other comprehensive (loss), net of tax	$(24,479)	$(5,165)	$(37,172)
Comprehensive income	$48,595	$133,827	$24,221

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

				Accumulated
				Other
		Additional		Comprehensive			Total
For the Years Ended June 30	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, June 30, 2021	$41,976	$80,788	$852,489	$(116,140)	15,940	$(352,688)	$506,425
Stock issued under incentive compensation plans and employee purchase plans	-	(756)	-	-	(97)	2,171	1,415
Stock-based compensation	-	11,168	-	-	-	-	11,168
Treasury stock acquired	-	-	-	-	317	(31,425)	(31,425)
Comprehensive income:
Net income	-	-	61,393	-	-	-	61,393
Foreign currency translation adjustment	-	-	-	(46,435)	-	-	(46,435)
Pension, net of tax of $1.6 million	-	-	-	(269)	-	-	(269)
Change in fair value of derivatives, net of tax of $2.8 million	-	-	-	9,532	-	-	9,532
Dividends declared ($1.02 per share)	-	-	(12,461)	-	-	-	(12,461)
Balance, June 30, 2022	$41,976	$91,200	$901,421	$(153,312)	16,160	$(381,942)	$499,343
Stock issued under incentive compensation plans and employee purchase plans	-	(2,355)	-	-	(155)	3,696	1,341
Stock-based compensation	-	11,710	-	-	-	-	11,710
Treasury stock acquired	-	-	-	-	234	(25,638)	(25,638)
Comprehensive income:
Net income	-	-	138,992	-	-	-	138,992
Foreign currency translation adjustment	-	-	-	(6,694)	-	-	(6,694)
Pension, net of tax of $1.8 million	-	-	-	(120)	-	-	(120)
Change in fair value of derivatives, net of tax of $0.5 million	-	-	-	1,649	-	-	1,649
Dividends declared ($1.10 per share)	-	-	(13,134)	-	-	-	(13,134)
Balance, June 30, 2023	$41,976	$100,555	$1,027,279	$(158,477)	16,239	$(403,884)	$607,449
Stock issued under incentive compensation plans and employee purchase plans	-	(4,173)	-	-	(223)	5,698	1,525
Stock-based compensation	-	9,811	-	-	-	-	9,811
Treasury stock acquired	-	-	-	-	206	(31,801)	(31,801)
Comprehensive income:
Net income	-	-	73,074	-	-	-	73,074
Foreign currency translation adjustment	-	-	-	(17,555)	-	-	(17,555)
Pension, net of tax of $0.5 million	-	-	-	(2,755)	-	-	(2,755)
Change in fair value of derivatives, net of tax of $1.4 million	-	-	-	(4,169)	-	-	(4,169)
Dividends declared ($1.18 per share)	-	-	(14,076)	-	-	-	(14,076)
Balance, June 30, 2024	$41,976	$106,193	$1,086,277	$(182,956)	16,222	$(429,987)	$621,503

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended June 30 (in thousands)	2024	2023	2022
Cash Flows from Operating Activities
Net income	$73,074	$138,992	$61,393
Income (loss) from discontinued operations	(517)	(161)	(89)
Income from continuing operations	73,591	139,153	61,482
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,140	28,474	29,697
Stock-based compensation	9,811	11,710	11,168
Gain on sale of real estate and equipment	-	(199)	(456)
Non-cash portion of restructuring charge	151	(444)	1,691
(Gain) loss on sale of business	(274)	(62,105)	-
Deferred income taxes	(2,759)	(7,125)	(1,967)
Life insurance benefit	-	-	(193)
Contributions to defined benefit plans	(10,238)	(451)	(535)
Increase/(decrease) in cash from changes in assets and liabilities, net of effects from discontinued operations and business acquisitions:
Accounts receivables, net	16,221	(9,643)	(11,571)
Inventories	17,085	(912)	(18,183)
Prepaid expenses and other assets	1,890	(5,962)	(9,072)
Accounts payable	(13,927)	(3,145)	6,132
Accrued liabilities, pension and other liabilities	(21,669)	(5,470)	2,206
Income taxes payable	(4,676)	6,887	7,738
Net cash provided by operating activities from continuing operations	93,346	90,768	78,137
Net cash provided by (used for) operating activities from discontinued operations	(690)	33	(421)
Net cash provided by operating activities	92,656	90,801	77,716
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(20,298)	(24,270)	(23,891)
Expenditures for acquisitions, net of cash acquired	(48,835)	-	(12,978)
Expenditures for executive life insurance policies	(270)	(278)	(248)
Proceeds from sale of business	7,774	67,023	-
Proceeds from sale of real estate and equipment	-	1,742	1,820
Proceeds withdrawn from life insurance policies	-	-	4,974
Other investing activity	-	(2,654)	(721)
Net cash provided by (used for) investing activities from continuing operations	(61,629)	41,563	(31,044)
Net cash provided by investing activities from discontinued operations	-	-	-
Net cash (used for) investing activities	(61,629)	41,563	(31,044)
Cash Flows from Financing Activities
Proceeds from borrowings	-	224,500	-
Payments of debt	(25,000)	(226,200)	(25,000)
Contingent consideration payment	-	(1,167)	(2,167)
Activity under share-based payment plans	1,525	1,341	1,415
Purchase of treasury stock	(31,824)	(25,527)	(31,425)
Cash dividends paid	(13,902)	(12,985)	(12,249)
Net cash (used for) financing activities	(69,201)	(40,038)	(69,426)
Effect of exchange rate changes on cash	(3,329)	(1,464)	(8,769)
Net change in cash and cash equivalents	(41,503)	90,862	(31,523)
Cash and cash equivalents at beginning of year	195,706	104,844	136,367
Cash and cash equivalents at end of year	$154,203	$195,706	$104,844

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$4,089	$4,232	$4,745
Income taxes, net of refunds	$27,966	$26,197	$17,987

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Accounting Policies

Basis of Presentation and Consolidation

Standex International Corporation (“Standex” or the “Company”) is a diversified industrial manufacturer in five broad business segments: Electronics, Engraving, Scientific, Engineering Technologies, and Specialty Solutions with operations in the United States, Europe, Canada, Japan, Singapore, Mexico, Turkey, India, and China. The accompanying consolidated financial statements include the accounts of Standex International Corporation and its subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

The Company considers events or transactions that occur after the balance sheet date, but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. We evaluated subsequent events through the date and time our consolidated financial statements were issued.

Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. Estimates are based on historical experience, actuarial estimates, current conditions and various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when they are not readily apparent from other sources. These estimates assist in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The estimates and assumptions used in the preparation of the consolidated financial statements have considered the implications on the Company as a result of ongoing global events and related economic impacts. As a result, there is heightened volatility and uncertainty around supply chain performance, labor availability, and customer demand. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of June 30, 2024 and the issuance date of this Annual Report on Form 10-K.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments purchased with a maturity of three months or less. These investments are carried at cost, which approximates fair value. At June 30, 2024 and 2023, the Company’s cash was comprised solely of cash on deposit.

Trading Securities

The Company purchases investments for its non-qualified defined contribution plan for employees who exceed certain thresholds under our traditional 401(k) plan. These investments are classified as trading and reported at fair value. The investments, generally consisting of mutual funds, are included in other non-current assets and amounted to $4.9 million at  June 30, 2024 and $3.7 million at June 30, 2023. Gains and losses on these investments are recorded as other non-operating (income) expense, net in the Consolidated Statements of Operations.

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

The changes in the allowances for credit losses accounts during 2024, 2023, and 2022 were as follows (in thousands):

	2024	2023	2022
Balance at beginning of year	$2,788	$2,214	$1,588
Acquisitions and other	(18)	-	104
Provision charged to expense	668	1,521	699
Write-offs, net of recoveries	(1,556)	(947)	(177)
Balance at end of year	$1,882	$2,788	$2,214

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

The Company did not have any transfers of assets and liabilities among levels of the fair value measurement hierarchy during the years ended June 30, 2024 or 2023. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, accounts payable and debt are carried at cost, which approximates fair value.

The fair values of our financial instruments at June 30, 2024 and 2023 were (in thousands):

	2024
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - deferred compensation plan	$4,917	$4,917	$-	$-
Foreign exchange contracts	-	-	-	-
Interest rate swaps	4,673	-	4,673	-
Debt securities	2,679	-	-	2,679
Equity securities	2,009	-	-	2,009

Financial Liabilities
Contingent consideration(a)	$660	-	-	$660

	2023
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - deferred compensation plan	$3,720	$3,720	$-	$-
Foreign exchange contracts	-	-	-	-
Interest rate swaps	10,235	-	10,235	-
Debt securities	2,729	-	-	2,729
Equity securities	2,046	-	-	2,046

Financial Liabilities
Foreign exchange contracts	$1,722	-	1,722	-

(a) The fair value of our contingent consideration arrangement is determined based on our evaluation as to the probability and amount of any deferred compensation that has been earned to date.

The Company’s financial liabilities based upon Level 3 inputs include contingent consideration arrangements relating to its acquisition of SEPL and GS Engineering. The Company is contractually obligated to pay contingent consideration payments to the Sellers of these businesses based on the achievement of certain criteria.

The Company is obligated to pay contingent consideration to the sellers of GS Engineering in the event that certain revenue and gross margin targets are achieved during the five years following acquisition. The targets set in the GS stock purchase agreement were not met for the first, second, third or fourth year, which concluded in the fourth quarter of fiscal years 2020, 2021, 2022, 2023 and 2024 respectively.  As of June 30, 2024, the Company has no further obligations under this contingent consideration arrangement. The Company is obligated to pay contingent consideration to the sellers of SEPL in the event that certain financial targets are achieved during the two years following acquisition, which occurred in the fourth quarter of fiscal year 2024. The maximum liability under this arrangement is $0.7 million.

The Company has determined the fair value of the liabilities for the contingent consideration based on a probability-weighted analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments was based on several factors, the most significant of which are typically the financial performance of the acquired businesses and the risk-adjusted discount rate for the fair value measurement.

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

In the third quarter of fiscal year 2023, the Company purchased $2.7 million of debt securities from the same privately held company. The available for sale asset was recorded as a current asset in the prepaid expenses and other current assets line of the consolidated balance sheet to reflect the initial fair value of the instrument acquired. This asset was originally due to mature one year from the date of issuance. In fiscal year 2024, the maturity was extended to August 2024. Available-for-sale debt securities are recorded at fair market value and unrealized gains and losses are included in accumulated other comprehensive income (loss) in equity, net of related tax effects. Realized gains and losses are reported in other non-operating (income) expense, net.

There have been no changes in the fair value of the estimates for the Level 3 assets in fiscal year 2024 other than the impact of foreign exchange, which decreased the fair value of the equity securities by $0.1 million from the prior year.

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

Our total advertising expenses, which are classified under selling, general, and administrative expenses are primarily related to trade shows, and totaled $2.4 million, $2.7 million, and $2.3 million for the years ended June 30, 2024, 2023, and 2022, respectively.

Research and Development

Research and development expenditures are expensed as incurred. Total research and development costs, which are classified under selling, general, and administrative expenses, were $20.5 million, $17.2 million, and $12.2 million for the years ended June 30, 2024, 2023, and 2022, respectively.

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

The changes in the continuing operations warranty reserve, which are recorded as accrued liabilities, during 2024, 2023, and 2022 were as follows (in thousands):

	2024	2023	2022
Balance at beginning of year	$2,094	$1,918	$2,086
Acquisitions and other charges	92	-	(29)
Warranty expense	2,230	1,939	1,083
Warranty claims	(2,207)	(1,763)	(1,222)
Balance at end of year	$2,209	$2,094	$1,918

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

Income Taxes

The income tax provision from continuing operations for the fiscal year ended June 30, 2024 was $21.5 million, or an effective rate of 22.6%, compared to $24.8 million, or an effective rate of 15.1%, for the year ended June 30, 2023, and $19.8 million, or an effective rate of 24.4%, for the year ended June 30, 2022. Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, the amount of our income or loss, the mix of income earned in the U.S. versus outside the U.S., the effective tax rate in each of the countries in which we earn income, and any one-time tax issues which occur during the period.

The income tax provision from continuing operations for the fiscal year ended June 30, 2024 was impacted by the following items: (i) a tax provision of $3.1 million due to the mix of income in various jurisdictions, (ii) tax benefits of $2.8 million related to foreign tax credits of $0.7 million, as well as Federal R&D tax credits of $2.1 million, (iii) a tax provision of $3.8 million related to officers’ compensation, and (iv) a tax benefit of $3.9 million relating to share-based compensation.

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

Earnings Per Share

(share amounts in thousands)	2024	2023	2022
Basic – Average Shares Outstanding	11,763	11,810	11,974
Effect of Dilutive Securities – Stock Options and Restricted Stock Awards	141	199	149
Diluted – Average Shares Outstanding	11,904	12,009	12,123

Both basic and diluted income is the same for computing earnings per share. There were no outstanding instruments that had an anti-dilutive effect at June 30, 2024, 2023 or 2022.

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

2. Acquisitions

The Company’s recent acquisitions are strategically significant to the future growth prospects of the Company.  At the time of the acquisition and June 30, 2024, the Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

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

The components of the fair value of the Minntronix acquisition, including the preliminary allocation of the purchase price are as follows (in thousands):

	Preliminary Allocation as of September 30, 2023	Adjustments	Preliminary Allocation as of June 30, 2024
Fair value of business combination:
Cash payments	33,890	-	33,890
Less, cash acquired	(4,661)	-	(4,661)
Total	$29,229	$-	$29,229

Identifiable assets acquired and liabilities assumed:
Other acquired assets	$8,282	$-	$8,282
Customer backlog	1,120	-	1,120
Inventories	1,780	-	1,780
Property, plant, & equipment	1,039	-	1,039
Identifiable intangible assets	10,700	-	10,700
Goodwill	13,889	-	13,889
Liabilities assumed	(7,581)	-	(7,581)
Total	$29,229	$-	$29,229

Sanyu

On  February 19, 2024, the Company completed the purchase of all the issued and outstanding equity interests of Sanyu Switch Co., Ltd (Sanyu), a privately held company for $20.9 million, net of cash acquired. Sanyu designs and manufactures reed relays for test and measurement and other switching applications.  Products include surface mount relays, high current relays, high insulation relays, high density relays for test boards, and RF relays which are used in semi-conductors, other electronics manufacturing and other switching applications. Sanyu's results are reported within the Company's Electronics segment. The Company paid $22.2 million in cash in the third quarter of fiscal year 2024 and recorded $2.5 million as holdback amounts.  Holdback amounts are used to withhold a portion of the initial purchase price payment until certain post-closing conditions are satisfied and are expected to be settled within 24 months from the date of acquisition.

The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on a valuation of their fair values on the closing date. Goodwill recorded from this transaction is attributable to Sanyu's technical and applications expertise, which is highly complementary to the Company's existing business.

Identifiable intangible assets of $2.6 million consist primarily of $0.7 million for indefinite lived tradenames and $1.9 million of customer relationships to be amortized over 12 years. The goodwill of $8.2 million created by the transaction is not deductible for income tax purposes. The accounting for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management's best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

The components of the fair value of the Sanyu acquisition, including the preliminary allocation of the purchase price are as follows (in thousands):

	Preliminary Allocation as of March 31, 2024	Adjustments	Preliminary Allocation as of June 30, 2024
Total purchase consideration:
Cash payments	$22,178	$-	$22,178
Holdbacks	2,464	-	2,464
Less cash acquired	(3,711)	-	(3,711)
Total	$20,931	$-	$20,931

Identifiable assets acquired and liabilities assumed:
Other acquired assets	$9,453	(760)	8,693
Inventories	5,709	(5)	5,704
Property, plant, and equipment	4,791	(223)	4,568
Identifiable intangible assets	2,600	-	2,600
Goodwill	6,696	1,470	8,166
Liabilities assumed	(8,318)	(482)	(8,800)
Total	$20,931	$-	$20,931

SEPL

On  May 3, 2024, the Company purchased all of the issued and outstanding equity interests of Sanyu Electric Pte Ltd, or SEPL, a privately held company for $3.5 million. Its results are reported within the Company's Electronics segment. The Company paid $1.1 million, net of cash acquired in the fourth quarter of fiscal year 2024.  The goodwill of $1.9 million created by the transaction is not deductible for income tax purposes.

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

Acquisition related expenses were $2.6 million, $0.6 million and $1.6 million for fiscal years 2024, 2023 and 2022, respectively.

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

Disaggregation of Revenue from Contracts with Customers

The following table presents revenue disaggregated by product line and segment (in thousands):

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Electronics	321,956	305,872	304,290

Engraving Services	140,591	145,616	136,779
Engraving Products	10,094	6,451	9,476
Total Engraving	150,685	152,067	146,255

Scientific	68,931	74,924	83,850

Engineering Technologies	83,476	81,079	78,117

Hydraulics Cylinders and System	55,349	61,010	54,864
Merchandising & Display	40,238	44,836	34,305
Pumps	-	21,260	33,658
Total Specialty Solutions	95,587	127,106	122,827

Total revenue by product line	$720,635	$741,048	$735,339

The following table presents revenue from continuing operations disaggregated by geography based on company’s locations (in thousands):

	Year Ended
Net sales	June 30, 2024	June 30, 2023	June 30, 2022
United States	$444,373	$449,820	$429,368
Asia Pacific	130,423	130,130	148,028
EMEA (1)	132,306	144,672	143,967
Other Americas	13,533	16,426	13,976
Total	$720,635	$741,048	$735,339

(1)  EMEA consists primarily of Europe, Middle East and S. Africa.

The following table presents revenue from continuing operations disaggregated by timing of recognition (in thousands):

	Year Ended
Timing of Revenue Recognition	June 30, 2024	June 30, 2023	June 30, 2022
Products and services transferred at a point in time	$642,133	$668,633	$675,461
Products transferred over time	78,502	72,415	59,878
Net sales	$720,635	$741,048	$735,339

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

The following table provides information about contract assets and liability balances (in thousands):

Year ended June 30, 2024	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Contract assets	$31,138	75,752	61,497	$45,393
Contract liabilities:
Customer deposits	$-	1,766	-	$1,766

Year ended June 30, 2023	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Prepaid expenses and other current assets	$24,679	69,402	62,943	$31,138
Contract liabilities:
Customer deposits	$41	15,505	15,546	$-

We recognized the following revenue which was included in the contract liability beginning balances (in thousands):

Year ended
Revenue recognized in the period from:	June 30, 2024
Amounts included in the contract liability balance at the beginning of the year	$-

Year ended
Revenue recognized in the period from:	June 30, 2023
Amounts included in the contract liability balance at the beginning of the year	$41

Year ended
Revenue recognized in the period from:	June 30, 2022
Amounts included in the contract liability balance at the beginning of the year	$471

4. Inventories

Inventories are comprised of (in thousands):

June 30	2024	2023
Raw materials	$44,536	$45,268
Work in process	16,202	20,389
Finished goods	26,368	32,880
Total	$87,106	$98,537

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses and were $10.8 million, $12.2 million, and $14.0 million in 2024, 2023 and 2022 respectively.

5. Property, plant and equipment

Property, plant and equipment consist of the following (in thousands):

June 30	2024	2023
Land, buildings and leasehold improvements	$86,539	$79,335
Machinery, equipment and other	236,375	217,497
Total	322,914	296,832
Less accumulated depreciation	(187,951)	(165,895)
Property, plant and equipment, net	$134,963	$130,937

Depreciation expense totaled $18.6 million, $18.2 million, and $18.0 million, respectively for the years ended June 30, 2024, 2023 and 2022.

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

Changes to goodwill by segment associated with continuing operations during the fiscal year is as follows (in thousands):

	June 30, 2023	Acquisitions	Impairments	Translation Adjustment	June 30, 2024
Electronics	$133,432	$23,929	$-	$(7,451)	$149,910
Engraving	76,583	-	-	22	76,605
Scientific	15,454	-	-	-	15,454
Engineering Technologies	36,293	-	-	(38)	36,255
Specialty Solutions	3,059	-	-	-	3,059
Total	$264,821	$23,929	$-	$(7,467)	$281,283

7. Intangible Assets

Intangible assets consist of the following (in thousands):

		Tradenames
	Customer	(Indefinite-	Developed
	Relationships	lived)	Technology	Other	Total
June 30, 2024
Cost	$67,819	$26,121	$39,023	$3,091	$136,054
Accumulated amortization	(33,479)	-	(20,905)	(2,997)	(57,381)
Balance, June 30, 2024	$34,340	$26,121	$18,118	$94	$78,673

June 30, 2023
Cost	$58,844	$22,328	$42,819	$3,072	$127,063
Accumulated amortization	(28,667)	-	(19,782)	(2,963)	(51,412)
Balance, June 30, 2023	$30,177	$22,328	$23,037	$109	$75,651

Amortization expense from continuing operations totaled $8.2 million, $8.6 million, and $9.5 million, respectively for the years ended June 30, 2024, 2023, and 2022.

At June 30, 2024, aggregate amortization expense is estimated to be (in thousands):

2025	$7,755
2026	7,358
2027	6,669
2028	5,103
2029	4,972
Thereafter	20,695
Total	$52,552

8. Debt

Long-term debt is comprised of the following at June 30 (in thousands):

	2024	2023
Bank credit agreements	$150,000	$175,000
Total funded debt	150,000	175,000
Issuance cost	(1,124)	(1,559)
Total long-term debt	$148,876	$173,441

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of June 30, 2024, the Company had the ability to borrow $347.3 million under the facility based on our current EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants which the Company was compliant with as of June 30, 2024.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Agreement”), to interest expense for the trailing twelve months of at least 2.75:1.  Adjusted EBIT per the Credit Agreement specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition related charges up to the lower of $20 million or 10% of EBITDA. The facility also allows unlimited non-cash charges including purchase accounting and goodwill adjustments.  At June 30, 2024, the Company’s Interest Coverage Ratio was 25:15:1.

Leverage Ratio - The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the credit agreement, calculated as Adjusted EBIT per the Credit Agreement plus depreciation and amortization, may not exceed 3.5:1. Under certain circumstances in connection with a Material Acquisitions (as defined in the Facility), the Credit Agreement allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period. At June 30, 2024 the Company’s Leverage Ratio was 0.65:1.

As of June 30, 2024, we had borrowings under our facility of $150.0 million and the effective rate of interest for outstanding borrowings under the facility was 2.46%. Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.

Other Long-Term Borrowings

At June 30, 2024 and 2023, the Company had standby letter of credit sub-facility outstanding, primarily for insurance and trade financing purposes of $2.7 million and $3.0 million, respectively.

9. Accrued LIABILITIES

Accrued liabilities from continuing operations recorded in our consolidated balance sheets at June 30, 2024 and 2023 consist of the following (in thousands):

	2024	2023
Payroll and employee benefits	$26,657	$30,778
Operating lease current liability	8,289	8,036
Warranty reserves	2,209	2,094
Restructuring costs	1,447	1,296
Workers' compensation	1,135	1,516
Contingent consideration	330	-
Fair value of derivatives	-	1,722
Other	16,631	16,589
Total	$56,698	$62,031

10. Derivative Financial Instruments

Interest Rate Swaps

The Company’s effective swap agreements convert the base borrowing rate on $150 million of debt due under our revolving credit agreement from a variable rate equal to one month Secured Overnight Financing Rate (SOFR) to a weighted average fixed rate of 0.85% at  June 30, 2024.

The fair value of the swaps recognized in accrued liabilities and in other comprehensive income (loss) is as follows (in thousands):

Effective Date	Notional	Fixed	Maturity	Fair Value at June 30,
	Amount	Interest Rate		2024	2023
February 6, 2023	25,000	2.80%	August 6, 2023	$-	$59
February 23, 2023	100,000	0.86%	March 23, 2025	3,045	6,716
May 25, 2023	25,000	0.81%	April 24, 2025	863	1,777
February 24, 2023	25,000	0.86%	March 24, 2025	765	1,683
				$4,673	$10,235

The Company reported no losses for the years ended June 30, 2024, 2023, and 2022, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as sales to foreign customers and loan payments between subsidiaries.  The Company enters into such contracts for hedging purposes only.  The Company has designated certain of these currency contracts as hedges, and changes in the fair value of these contracts are recognized in other comprehensive income until the hedged items are recognized in earnings.  Hedge ineffectiveness, if any, associated with these contracts will be reported in net income.  At June 30, 2024 and 2023, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized gains of less than $0.1 million and net realized losses of $1.7 million, respectively, which approximate the unrealized gains or losses on the related loans.  The contracts have maturity dates in fiscal year 2025, which correspond to the related intercompany loans.  The notional amounts of these instruments, by currency in thousands, are as follows:

Currency	2024	2023
USD	4,159	-
CAD	6,079	16,600
JPY	-	2,100,000

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet at June 30, (in thousands):

	Asset Derivatives
	2024		2023
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$4,673	Prepaid expenses and other current assets	$10,235
Foreign exchange contracts	Prepaid expenses and other current assets	-	Prepaid expenses and other current assets	-
		$4,673		$10,235

	Liability Derivatives
	2024		2023
Derivative designated as	Balance		Balance
hedging instruments	Sheet		Sheet
	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Accrued Liabilities	$-	Accrued Liabilities	$-
Foreign exchange contracts	Accrued Liabilities	-	Accrued Liabilities	315
		$-		$315

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	2024	2023	2022
Interest rate swaps	$1,154	$6,567	$9,552
Foreign exchange contracts	315	(437)	380
	$1,469	$6,130	$9,932

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to net income for the periods ended (in thousands):

Details about Accumulated				Affected line item
Other Comprehensive				in the Statements
Income (Loss) Components	2024	2023	2022	of Operations
Interest rate swaps	$(6,865)	$(4,704)	$1,964	Interest expense
Foreign exchange contracts	(215)	672	469	Other non-operating income
	$(7,080)	$(4,032)	$2,433

11. Income Taxes

The components of income from continuing operations before income taxes are as follows (in thousands):

	2024	2023	2022
U.S. Operations	$33,891	$52,091	$11,885
Non-U.S. Operations	61,232	111,858	69,404
Total	$95,123	$163,949	$81,289

The Company utilizes the asset and liability method of accounting for income taxes.  Deferred income taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws.  The components of the provision for income taxes on continuing operations (in thousands) were as shown below:

	2024	2023	2022
Current:
Federal	$6,230	$7,207	$935
State	692	4,242	(651)
Non-U.S.	17,369	20,472	21,490
Total Current	$24,291	$31,921	$21,774
Deferred:
Federal	$(388)	$(6,978)	$486
State	(684)	(489)	(892)
Non-U.S.	(1,687)	342	(1,561)
Total Deferred	(2,759)	(7,125)	(1,967)
Total	$21,532	$24,796	$19,807

A reconciliation from the U.S. Federal income tax rate on continuing operations to the total tax provision is as follows:

	2024	2023	2022
Provision at statutory tax rate	21.0%	21.0%	21.0%
State taxes	0.4%	1.7%	(1.4%)
Impact of foreign operations	3.3%	(2.6%)	5.3%
Federal tax credits	(3.0%)	(8.7%)	(2.7%)
Cash repatriation	0.2%	1.0%	1.1%
SubF/GILTI	0.0%	6.9%	0.0%
Uncertain Tax Positions	0.4%	(0.1)%	1.3%
Officers compensation	4.0%	0.4%	0.8%
Share-based compensation	(4.0%)	(0.2%)	(0.1%)
Return to provision	0.6%	(1.3%)	(1.6%)
Valuation allowance release	0.6%	(3.1%)	0.0%
Tax expense on Procon Pumps disposal	0.0%	0.2%	0.0%
Other	(0.8%)	(0.1%)	0.7%
Effective income tax provision	22.6%	15.1%	24.4%

Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, size of the Company’s income or loss and any one-time activities occurring during the period.

The income tax provision from continuing operations for the fiscal year ended June 30, 2024 was impacted by the following items: (i) a tax provision of $3.1 million due to the mix of income in various jurisdictions, (ii) tax benefits of $2.8 million related to foreign tax credits of $0.7 million, as well as Federal R&D tax credits of $2.1 million, (iii) a tax provision of $3.8 million related to officers’ compensation, and (iv) a tax benefit of $3.9 million relating to share-based compensation.

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

Significant components of the Company’s deferred income taxes are as follows (in thousands):

	2024	2023
Deferred tax liabilities:
Depreciation and amortization	$(27,625)	$(25,951)
Withholding taxes	(3,197)	(4,773)
Other	(423)	-
Operating lease right-of-use-asset	(4,532)	(4,495)
Total deferred tax liability	$(35,777)	$(35,219)

Deferred tax assets:
Accrued compensation	$2,569	$3,633
Accrued expenses and reserves	746	1,765
Pension	10,405	8,814
Inventory	1,813	942
Lease liabilities	5,166	4,671
Section 174 Capitalization	12,904	9,401
Other	-	950
Net operating loss and credit carry forwards	15,823	14,302
Total deferred tax asset	$49,426	$44,478

Less: Valuation allowance	(12,365)	(9,562)
Net deferred tax asset (liability)	$1,284	$(303)

The Company estimates the degree to which deferred tax assets, including net operating loss and credit carry forwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss carry forwards that it believes will more likely than not go unrealized.  The valuation allowance at June 30, 2024 applies to federal capital loss, state loss, foreign loss, and state R&D credit carryforwards, which management has concluded that it is more likely than not that these tax benefits will not be realized.  The increase (decrease) in the valuation allowance from the prior year was due to the current year activity in those same federal, state and foreign jurisdictions.

As of June 30, 2024, the Company had gross state net operating loss ("NOL") and credit carry forwards of approximately $31.8 million and $3.9 million, respectively, which may be available to offset future state income tax liabilities and expire at various dates from 2024 through 2044. In addition, the Company had foreign NOL carry forwards of approximately $4.1 million, all of which carry forward indefinitely

Under ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the statement of operations.  Accordingly, we recorded an income tax benefit in the consolidated statement of operation of $3.9 million during the fiscal year ended June 30, 2024 for the windfall of tax benefits related to equity compensation.

U.S. tax law allows a 100% dividend received deduction for foreign dividends and the Company has begun to bring back cash from foreign subsidiaries.  However, the permanent reinvestment assertion must still be assessed and made regarding potential liabilities for foreign withholding taxes.  As of June 30, 2024, the Company maintained the assessment that previously undistributed earnings of certain foreign subsidiaries no longer meet the requirements for indefinite reinvestment under applicable accounting guidance.  Therefore, the Company recognized deferred tax liabilities of approximately $0.7 million that relate to withholding taxes on the current earnings of various foreign subsidiaries.  It is expected that deferred tax liabilities will continue to be recorded on current earnings in future periods from these subsidiaries.  The Company maintains the permanent reinvestment assertion on earnings in certain foreign jurisdictions. It is not practicable to estimate the amount of tax that might be payable on the remaining undistributed earnings.

The total provision (benefit) for income taxes included in the consolidated financial statements was as follows (in thousands):

	2024	2023	2022
Continuing operations	$21,532	$24,796	$19,807
Discontinued operations	(137)	(43)	(24)
Total provision (benefit)	$21,395	$24,753	$19,783

The changes in the amount of gross unrecognized tax benefits were as follows (in thousands):

	2024	2023	2022
Beginning Balance	$9,493	$9,559	$9,412
Additions based on tax positions related to the current year	273	-	762
Additions for tax positions of prior years	-	219	443
Reductions for tax positions of prior years	-	(208)	(1,058)
Settlements	-	(77)	-
Ending Balance	$9,766	$9,493	$9,559

At June 30, 2024, we had $9.8 million of non-current liabilities, included in accrued pension and other non-current liabilities on the consolidated balance sheet for uncertain tax positions. We are not able to provide a reasonable estimate of the timing of future payments related to these obligations. The Company increased its uncertain tax position during the year due to state R&D tax credit exposures.

If the unrecognized tax benefits in the table above were recognized in a future period, $9.8 million of the unrecognized tax benefit would impact the Company’s effective tax rate. The Company expects a decrease in net unrecognized tax benefits of approximately $8.0 million in the next twelve months as a result of the lapse in the statute of limitations.

Within the next twelve months, the statute of limitations will close in various U.S., state and non-U.S. jurisdictions. The following tax years, in the major tax jurisdictions noted, are open for assessment or refund:

Country	Years Ending June 30,
United States	2021 to 2024
Canada	2020 to 2024
Germany	2021 to 2024
Ireland	2024
Portugal	2023 to 2024
United Kingdom	2020 to 2024

The Company’s policy is to include interest expense and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations.  At June 30, 2024 and 2023, the company had $1.3 million and $1.2 million for accrued interest expense on unrecognized tax benefits.

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

Total compensation cost recognized in the consolidated statement of operations for equity based compensation awards was $9.8 million, $11.7 million, and $11.2 million for the years ended June 30, 2024, 2023, and 2022, respectively, primarily within Selling, General, and Administrative Expenses.  The total income tax benefit recognized in the consolidated statement of operations for equity-based compensation plans was $2.2 million, $1.8 million, and $2.7 million for the years ended June 30, 2024, 2023 and 2022, respectively.

There were 242,954 shares of common stock reserved for issuance under various compensation plans at June 30, 2024.

Restricted Stock Awards

The Company may award shares of restricted stock to eligible employees and non-employee directors of the Company at no cost, giving them, in most instances, all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights during the restriction period.  Such shares and rights are subject to forfeiture if certain employment conditions are not met.  During the restriction period, recipients of the shares are entitled to dividend equivalents on such shares, providing that such shares are not forfeited.  Dividends are accumulated and paid out at the end of the restriction period.  Restrictions on non-vested stock awards generally lapse between fiscal year 2025 and fiscal year 2027.  Compensation expense related to stock awards recognized was $6.0 million, $4.8 million, and $5.0 million, respectively, for fiscal years ended June 30, 2024, 2023, and 2022.  Substantially all awards are expected to vest.

A summary of restricted stock awards activity is as follows:

	Restricted Stock Awards
		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Outstanding, June 30, 2023	103,936	$89.38
Granted	43,929	151.99
Vested	(59,404)	82.51
Canceled	(2,913)	120.97
Outstanding, June 30, 2024	85,548	$122.00

Restricted stock awards granted during fiscal years 2023 and 2022 had a weighted average grant date fair value of $95.32 and $104.37, respectively.  The grant date fair value of restricted stock awards is determined based on the closing price of the Company’s common stock on the date of grant. The fair value of awards vested during fiscal years 2024, 2023 and 2022 was $9.0 million, $7.4 million and $6.8 million, respectively.

As of June 30, 2024, there was $4.3 million of unrecognized compensation costs related to awards expected to be recognized over a weighted-average period of 1.5 years.

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

Dividend equivalents are accumulated and paid out at the end of the restriction period.  The restrictions on the units expire after three years.  Restrictions on non-vested annual component  awards generally lapse between fiscal year 2025 and fiscal year 2027.  The compensation expense associated with this incentive program is charged to income over the restriction period.  The Company recorded compensation expense related to this program of $0.9 million, $0.2 million, and $0.2 million for the years ended June 30, 2024, 2023 and 2022, respectively.

As of June 30, 2024, there was $0.4 million of unrecognized compensation costs related to awards expected to be recognized over a weighted-average period of 0.9 years.

The fair value of the awards under the annual component of this incentive program is measured using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model are as follows:

	2024	2023	2022
Risk-free interest rates	4.52%	4.52%	0.46%
Expected life of option grants (in years)	3	3	3
Expected volatility of underlying stock	29.5%	29.5%	46.7%
Expected quarterly dividends (per share)	$0.28	$0.28	$0.24

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

A summary of the awards activity under the executive compensation program is as follows:

	Annual Component			Performance Stock Units
		Weighted			Weighted
	Number	Average	Aggregate	Number	Average
	of	Exercise	Intrinsic	of	Grant Date
	Shares	Price	Value	Shares	Fair Value
Non-vested, June 30, 2023	57,458	$60.53	$2,582,995	127,043	$79.66
Granted	9,103	106.10		102,823	81.41
Exercised / vested	(19,414)	46.96	$2,067,623	(140,432)	58.81
Forfeited	(1,612)	76.83		(1,478)	115.46
Non-vested, June 30, 2024	45,535	$74.85	$2,095,116	87,956	$114.41

Restricted stock awards granted under the annual component of this program in fiscal years 2024, 2023, and 2022 had a weighted average grant date fair value of $81.41, $98.36, and $108.92, respectively.  The PSUs granted in fiscal years 2023 and 2022 had a weighted average grant date fair value of $89.44 and $102.61, respectively. The grant date fair value of the PSUs is determined based on the closing price of the Company’s common stock on the date of grant. The fair value of PSUs vested under the long-term component of this program during the fiscal years ended June 30, 2024, 2023, and 2022 was $21.4 million, $4.6 million, and $0.4 million respectively.

The Company recognized compensation expense related to the PSUs of $2.9 million, $6.7 million, and $6.0 million for the fiscal years ended June 30, 2024, 2023 and 2022 respectively based on the probability of the performance targets being met. The total unrecognized compensation costs related to non-vested performance share units was $3.8 million at June 30, 2024, which is expected to be recognized over a weighted average period of 1.2 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan that allows employees to purchase shares of common stock of the Company at a discount from the market each quarter. The ESPP plan, which was effective as of July 1, 2005, provided employees the option to purchase Standex stock at a discount of 5%. The Plan was modified, effective as of April 1, 2017, to increase the stock purchase discount to 15% and is considered a compensatory Plan. Under this amendment, at the beginning of each calendar quarter, employees may elect to purchase shares of Company stock at a value equal to 85% of the closing price on the last trading day of the quarter. The 15% discount is recorded as a component of SG&A in the Company’s Consolidated Statements of Operations. Shares of stock reserved for the plan were 38,234 at June 30, 2024. Shares purchased under this plan aggregated to 3,778 in fiscal year 2024, 6,256 in 2023, and 6,707 in 2022, at an average price of $137.38, $91.78, and $83.22, respectively.

14. Accumulated Other Comprehensive Income (LosS)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	2024	2023	2022
Foreign currency translation adjustment	$(91,928)	$(74,373)	$(67,679)
Unrealized pension (losses), net of tax	(95,516)	(92,761)	(92,641)
Unrealized (losses) gains on derivative instruments, net of tax	4,488	8,657	7,008
Total	$(182,956)	$(158,477)	$(153,312)

15. restructuring

The Company has undertaken a number of initiatives that have resulted in severance, restructuring, and related charges. Restructuring liabilities are included in accrued liabilities on the consolidated balance sheet. A summary of charges by initiative is as follows (in thousands):

	Involuntary Employee
	Severance and
Year Ended June 30,	Benefit Costs	Other	Total
2024 Restructuring Initiatives	$4,484	$3,386	$7,870
Prior Year Initiatives	184	152	336
Total expense	$4,668	$3,538	$8,206

2023 Restructuring Initiatives	$2,361	$213	$2,574
Prior Year Initiatives	456	801	1,257
Total expense	$2,817	$1,014	$3,831

2022 Restructuring Initiatives	$2,690	$1,709	$4,399
Total expense	$2,690	$1,709	$4,399

2024 Restructuring Initiatives

The Company continues to focus our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions, facility closures, and consolidations. Restructuring expenses primarily related to headcount reductions and other cost saving initiatives. During fiscal year 2024, we also incurred restructuring expenses related to third party assistance with analysis and implementation of these activities.

	Involuntary Employee
	Severance and
Current Year Initiatives	Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2023	$-	$-	$-
Additions and adjustments	4,484	3,386	7,870
Payments	(3,402)	(3,251)	(6,653)
Restructuring liabilities at June 30, 2024	$1,082	$135	$1,217

Prior Year Restructuring Initiatives

The Company continues to focus our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions, facility closures, and consolidations.  During fiscal years 2023 and 2022, the Company also incurred restructuring expenses related to headcount reductions, facility rationalization and third party assistance with analysis and implementation of these activities.

The Company expects to incur additional restructuring costs of approximately $5.0 million in fiscal year 2025 as the Company continues to focus its efforts to reduce cost and improve productivity across its businesses, particularly through facility closures and consolidations.

Activity in the reserves related to prior year restructuring initiatives is as follows (in thousands):

	Involuntary Employee
	Severance and
Prior Year Initiatives	Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2023	$1,104	$192	$1,296
Additions and adjustments	184	152	336
Payments	(1,117)	(285)	(1,402)
Restructuring liabilities at June 30, 2024	$171	$59	$230

Activity in the reserves in fiscal year 2023 (in thousands):

	Involuntary Employee
	Severance and
	Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2022	$1,045	$695	$1,740
Additions and adjustments	2,817	1,014	3,831
Payments	(2,758)	(1,517)	(4,275)
Restructuring liabilities at June 30, 2023	$1,104	$192	$1,296

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Involuntary Employee
	Severance and
	Benefit Costs	Other	Total
Fiscal Year 2024
Electronics	$903	$496	$1,399
Engraving	2,414	3,042	5,456
Engineering Technologies	54	-	54
Corporate and Other	1,297	-	1,297
Total expense	$4,668	$3,538	$8,206

Fiscal Year 2023
Electronics	$222	$826	$1,048
Engraving	836	188	1,024
Scientific	58	-	58
Specialty Solutions	-	-	-
Corporate and Other	1,701	-	1,701
Total expense	$2,817	$1,014	$3,831

Fiscal Year 2022
Electronics	$513	$243	$756
Engraving	1,807	1,362	3,169
Engineering Technologies	177	40	217
Specialty Solutions	-	64	64
Corporate and Other	193	-	193
Total expense	$2,690	$1,709	$4,399

16. Employee Benefit Plans

Retirement Plans

The Company has defined benefit pension plans covering certain current and former employees both inside and outside of the U.S. The Company’s pension plan for U.S. employees is frozen for substantially all employees and participants in the plan have ceased accruing future benefits. Obligations under the Company's defined benefit plan operated in Ireland have been transferred to the buyer of the Procon business as part of the divestiture in fiscal year 2023. Obligations under the unfunded defined benefit plan operated by the Sanyu business in Japan were transferred to the Company as of the date of acquisition in the third quarter of fiscal year 2024.

Net periodic benefit cost for U.S. and non-U.S. plans included the following components (in thousands):

	U.S. Plans			Foreign Plans
	Year Ended June 30,			Year Ended June 30,
	2024	2023	2022	2024	2023	2022
Service Cost	$-	$-	$5	$196	$176	$231
Interest Cost	9,891	9,586	7,320	1,190	1,039	768
Expected return on plan assets	(11,113)	(11,973)	(13,038)	(1,404)	(943)	(855)
Recognized net actuarial loss	3,802	3,814	5,534	(607)	(57)	336
Amortization of prior service cost (benefit)	-	-	-	(3)	(4)	(4)
Net periodic benefit cost (benefit)	$2,580	$1,427	$(179)	$(628)	$211	$476

The following table sets forth the funded status and amounts recognized as of June 30, 2024 and 2023 for our U.S. and foreign defined benefit pension plans (in thousands):

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
	2024	2023	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$184,682	$199,825	$25,454	$30,868
Service cost	-	-	196	176
Interest cost	9,891	9,586	1,190	1,039
Actuarial gain	96	(8,625)	555	(4,052)
Benefits paid	(16,230)	(16,104)	(1,779)	(1,391)
Foreign currency exchange rate & other changes	-	-	1,378	(1,186)
Projected benefit obligation at end of year	$178,439	$184,682	$26,994	$25,454

Change in plan assets
Fair value of plan assets at beginning of year	$142,114	$157,851	$22,250	$30,986
Actual return on plan assets	6,447	167	1,317	(4,855)
Employer contribution	9,981	200	257	251
Benefits paid	(16,230)	(16,104)	(1,497)	(1,391)
Foreign currency exchange rate & other changes	-	-	(94)	(2,741)
Fair value of plan assets at end of year	$142,312	$142,114	$22,233	$22,250

Funded Status	$(36,127)	$(42,568)	$(4,761)	$(3,204)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$-	$-	$2,570	$2,807
Current liabilities	(166)	(148)	(625)	(277)
Non-current liabilities	(35,961)	(42,420)	(6,706)	(5,734)
Net amount recognized	$(36,127)	$(42,568)	$(4,761)	$(3,204)

Unrecognized net actuarial loss	$121,045	$120,087	$5,273	$4,032
Unrecognized prior service cost	-	-	(26)	(32)
Accumulated other comprehensive income, pre-tax	$121,045	$120,087	$5,247	$4,000

The accumulated benefit obligation for all defined benefit pension plans was $199.2 million and $206.6 million at June 30, 2024 and 2023, respectively.

The estimated actuarial net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $4.2 million.

Plan Assets and Assumptions

The fair values of the Company’s pension plan assets at June 30, 2024 and 2023 by asset category, as classified in the three levels of inputs described in Note 1 under the caption Fair Value of Financial Instruments, are as follows (in thousands):

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,792	$2,792	$-	$-
Common and preferred stocks	53,111	-	53,111	-
Corporate bonds and other fixed income securities	96,522	-	96,522	-
Other	12,120	-	12,120	-
	$164,545	$2,792	$161,753	-

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,558	$1,558	$-	$-
Common and preferred stocks	54,308	-	54,308	-
Corporate bonds and other fixed income securities	97,215	-	97,215	-
Other	11,283	-	11,283	-
	$164,364	$1,558	$162,806	-

Asset allocation and target asset allocations are as follows:

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
Asset Category	2024	2023	2024	2023
Equity securities	35%	35%	0%	0%
Debt securities	42%	44%	69%	67%
Global balanced securities	11%	12%	1%	3%
Other	11%	9%	30%	30%
Total	99%	100%	100%	100%

	2024
Asset Category – Target	U.S.	U.K.
Equity securities	33%	0%
Debt and market neutral securities	45%	67%
Global balanced securities	12%	1%
Other	10%	32%
Total	100%	100%

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

Year Ended June 30	2024	2023	2022
Plan assumptions - obligations
Discount rate	1.85% - 5.60%	1.48% - 5.60%	1.4% - 5.0%
Rate of compensation increase	3.30%	3.30%	3.25%

Plan assumption - cost
Discount rate	1.48% - 5.6%	1.37% - 5.6%	0.73% - 3.0%
Expected return on assets	4.55% - 6.50%	2.80% - 6.65%	2.05% - 6.8%
Rate of compensation increase	3.30%	3.30%	3.25%

Included in the above are the following assumptions relating to the obligations for defined benefit pension plans in the United States at June 30, 2024; a discount rate of 5.6% and expected return on assets of 6.4%. The U.S. defined benefit pension plans represent the majority of our pension obligations. The expected return on plan assets assumption is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds. The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year. The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.

Expected benefit payments for all plans during the next five fiscal years are as follows:  2025, $17.9 million; 2026, $17.5 million; 2027, $17.4 million; 2028, $17.7 million; 2029, $17.0 million and years thereafter, $80.9 million. The Company expects to make $6.3 million of contributions to its pension plans in fiscal year 2025.

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

The following table outlines the Company’s participation in multiemployer pension plans for the periods ended June 30, 2024, 2023, and 2022, and sets forth the yearly contributions into each plan. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act zone status available in 2024 and 2023 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary. Among other factors, plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded, and plans certified in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (“FIP”) for yellow/orange zone plans, or a rehabilitation plan (“RP”) for red zone plans, is either pending or has been implemented. For all plans, the Company’s contributions do not exceed 5% of the total contributions to the plan in the most recent year.

		Pension Protection Act							Expiration
		Zone Status			Contributions				Date of
									Collective
	EIN/Plan			FIP/RP				Surcharge	Bargaining
Pension Fund	Number	2024	2023	Status	2024	2023	2022	Imposed?	Agreement
New England Teamsters and Trucking Industry Pension Fund	04-6372430-001	Red	Red	Yes/ Implemented	$816	$695	$579	No	Mar-27

IAM National Pension Fund, National Pension Plan	51-6031295-002	Red	Red	Yes/Implemented	586	569	520	Yes	May-25
					$1,402	$1,264	$1,099

Retirement Savings Plans

The Company has two primary employee savings plans, one for salaried employees and one for hourly employees. Substantially all of our full-time domestic employees are covered by these savings plans. Under the provisions of the plans, employees may contribute a portion of their compensation within certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of our employees under the plans. Company contributions were $2.8 million, $3.0 million, and $2.9 million for the years ended June 30, 2024, 2023, and 2022, respectively. At June 30, 2024, the salaried plan holds approximately 82,000 shares of Company common stock, representing approximately 4.4% of the holdings of the plan.

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

Industry Segments
(in thousands)	Net Sales			Depreciation and Amortization
	2024	2023	2022	2024	2023	2022
Electronics	$321,956	$305,872	$304,290	$12,722	$11,737	$11,803
Engraving	150,685	152,067	146,255	8,716	9,646	10,561
Scientific	68,931	74,924	83,850	1,314	1,449	1,574
Engineering Technologies	83,476	81,079	78,117	3,657	3,757	3,865
Specialty Solutions	95,587	127,106	122,827	1,338	1,395	1,541
Corporate and Other	-	-	-	393	490	353
Total	$720,635	$741,048	$735,339	$28,140	$28,474	$29,697

	Income (Loss) From Operations			Capital Expenditures (1)
	2024	2023	2022	2024	2023	2022
Electronics	$64,030	$68,979	$70,428	$6,844	$16,542	$11,809
Engraving	26,708	25,462	21,825	7,953	3,347	6,504
Scientific	19,000	17,109	17,861	118	229	278
Engineering Technologies	15,216	11,050	8,776	1,495	1,987	1,480
Specialty Solutions	19,631	25,368	15,579	3,115	2,064	1,716
Restructuring costs	(8,206)	(3,831)	(4,399)	-	-	-
Gain (loss) on sale of business	274	62,105	-	-	-	-
Acquisition related costs	(2,622)	(557)	(1,618)	-	-	-
Other operating income (expense)	(110)	611	(5,745)	-	-	-
Corporate	(32,183)	(35,207)	(34,413)	462	43	257
Total	$101,738	$171,089	$88,294	$19,987	$24,212	$22,044
Interest expense	(4,544)	(5,405)	(5,874)
Other non-operating (expense) income, net	(2,071)	(1,735)	(1,131)
Income from continuing operations before income taxes	$95,123	$163,949	$81,289

(1)	Includes capital expenditures in accounts payable of $1.5 million, $0.3 million, and $0.1 million at June 30, 2024, 2023, and 2022 respectively.

	Goodwill		Identifiable Assets
	2024	2023	2024	2023
Electronics	$149,910	$133,432	$435,473	$384,333
Engraving	76,605	76,583	262,317	262,960
Scientific	15,454	15,454	104,634	104,593
Engineering Technologies	36,255	36,293	128,897	120,176
Specialty Solutions	3,059	3,059	41,369	48,280
Corporate & Other	-	-	32,367	104,587
Total	$281,283	$264,821	$1,005,057	$1,024,929

Tangible Long-lived assets	2024	2023
United States	56,479	57,087
Asia Pacific	40,207	34,741
EMEA (2)	33,474	33,608
Other Americas	4,803	5,501
Total	$134,963	$130,937

(2)	EMEA consists primarily of Europe, Middle East and S. Africa.

18. Divestitures

On February 28, 2023, the Company divested its Procon pumps business (“Procon”) to Investindustrial, a leading European investment and advisory group. Procon generated approximately $21.2 million in revenue in the first eight months of fiscal year 2023. Procon, which is reported within the Specialty Solutions Group, was divested in order to focus on the continued simplification of the Company’s portfolio and enable greater focus on managing larger platforms and pursuing growth opportunities.  The Company received $67.0 million cash consideration at closing, which was presented as an investing cash flow for fiscal year 2023.  Cash consideration received at closing excluded amounts held in escrow and was net of closing cash. The Company recorded a pre-tax gain on sale of the business of $62.1 million in fiscal year 2023. The operating unit's goodwill balance of $0.2 million was written off as a part of the transaction. The sale transaction and financial results of Procon were classified as continuing operations in the Consolidated Financial Statements.

During the first quarter of fiscal year 2024, the Company recorded an additional $0.3 million gain on the sale of the business due to cash received in the period related to closing cash adjustments. During the third quarter of fiscal year 2024, the company received $7.5 million of cash held in escrow, which was presented as an investing cash flow in fiscal year 2024.

19. DISCONTINUED OPERATIONS

In pursuing our business strategy, the Company continues to divest certain businesses and record activities of these businesses as discontinued operations.

Activity related to discontinued operations for the most recent three fiscal years is as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022
(Loss) before taxes	$(654)	$(204)	$(113)
Benefit for taxes	137	43	24
Net (loss) from discontinued operations	$(517)	$(161)	$(89)

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

Amounts recorded in the Company's Consolidated Balance Sheet and Statement of Operations related to leases are as follows (in thousands):

	June 30, 2024	June 30, 2023
Assets
Operating lease right-of-use-asset	$37,078	$33,273

Liabilities
Current accrued liabilities	$8,289	$8,036
Operating lease long-term liabilities	30,725	25,774
Total lease liability	$39,014	$33,810

Lease cost

The components of lease costs are as follows (in thousands):

	Year Ended	Year Ended
	June 30, 2024	June 30, 2023
Operating lease cost	$11,477	$10,391
Variable lease cost	1,270	1,365
Net lease cost	$12,747	$11,756

Maturity of lease liability

The maturity of the Company's lease liabilities included in continuing operations at June 30, 2024 were as follows (in thousands):

Operating Leases

2025	$9,596
2026	8,019
2027	7,025
2028	5,574
2029	4,327
After 2029	9,937
Less: interest	(5,464)
Present value of lease liabilities	$39,014

The weighted average remaining lease term and discount rates are as follows:

Lease Term and Discount Rate	June 30, 2024
Weighted average remaining lease term (years)	6.59

Weighted average discount rate (percentage)	3.94%

Other Information

Supplemental cash flow information related to leases is as follows:

	Year Ended	Year Ended
	June 30, 2024	June 30, 2023
Operating cash outflows from operating leases	$11,204	$9,553

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Standex International Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Standex International Corporation and subsidiaries (the "Company") as of June 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for the each of the three years in the period ended June 30, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 2, 2024 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

o

evaluated management’s ability to achieve the estimates of total costs and profit at completion by comparing the estimates to management’s work plans, engineering specifications, and supplier contracts, and performing corroborating inquiries with the Company’s operational management;

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

August 2, 2024

We have served as the Company’s auditor since 2020.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

The management of the Company including its Chief Executive Officer, and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2024, that the disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. As discussed in Note 2 to the consolidated financial statements contained in this Report, the Company acquired all of the outstanding stock of Sanyu Switch Co., Ltd. and Sanyu Electric Pte Ltd. during fiscal year 2024. This acquisition represents approximately 0.8% and 1.0%, respectively, of the Company's consolidated continuing operations revenue and continuing operations income for the twelve months ended June 30, 2024 and approximately 3.9% and 2.9%, respectively of the Company's net and consolidated assets at June 30, 2024. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2024 excludes any evaluation of the internal control over financial reporting of Sanyu Switch Co., Ltd and Sanyu Electric Pte Ltd.

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of our fiscal year ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Based on the Company’s processes, as described above, management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of June 30, 2024 to provide reasonable assurance of achieving its objectives. These results were reviewed with the Audit Committee of the Board of Directors. Deloitte & Touche, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on the Company’s internal control over financial reporting, which is included below.

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

To the shareholders and the Board of Directors of Standex International Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Standex International Corporation and subsidiaries (the “Company”) as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2024, of the Company and our report dated August 2, 2024 expressed an unqualified opinion on those financial statements.

As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Sanyu Switch Co., Ltd. and Sanyu Electric Pte Ltd., which were acquired on February 20, 2024 and May 3, 2024, respectively and whose financial statements constitute 3.9% and 2.9% of net and total assets, respectively, 0.8% of revenues, and 1.0% of net income of the consolidated financial statement amounts as of and for the year ended June 30, 2024. Accordingly, our audit did not include the internal control over financial reporting at Sanyu Switch Co., Ltd and Sanyu Electric Pte Ltd.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
August 2, 2024

Item 9B. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended  June 30, 2024.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission (“SEC”) a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended June 30, 2024 (the “Proxy Statement”). The information required by this item and not provided in Part 1 of this report under Item 1 “Executive Officers of Standex” is incorporated by reference from the Proxy Statement under the captions “Election of Directors,” “Stock Ownership in the Company,” “Other Information Concerning the Company, Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 11. Executive Compensation

Information regarding executive compensation is incorporated by reference from the Proxy Statement under the captions and sub-captions: “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “2024 Summary Compensation Table,” “Other Information Concerning the Company, Board of Directors and Its Committees,” and “Directors Compensation.”

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

The Equity Compensation Plan table below represents information regarding the Company’s equity-based compensation plan at June 30, 2024.

	(A)	(B)	(C)
	Number of Securities To	Weighted-Average	Number of Securities Remaining
	Be Issued Upon Exercise	Exercise Price Of	Available for Future Issuance Under
	Of Outstanding Options,	Outstanding Options,	Equity Compensation Plans (Excluding
Plan Category	Warrants and Rights	Warrants and Rights	Securities reflected in Column (A))
2018 Omnibus Equity compensation plan approved by stockholders	347,535	$2.29	242,954
Total	347,535	$2.29	242,954

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements

Financial Statements covered by the Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
		(A)	Consolidated Statements of Operations for the fiscal years ended June 30, 2024, 2023 and 2022
		(B)	Consolidated Balance Sheets as of June 30, 2024 and 2023
		(C)	Comprehensive Income for the fiscal years ended June 30, 2024, 2023 and 2022
		(D)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2024, 2023 and 2022
		(E)	Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2024, 2023 and 2022
		(F)	Notes to Consolidated Financial Statements

	2.	Financial Statements Schedule
The following financial statement schedule is included as required by Item 8 to this report on Form 10-K
Schedule II – Valuation and Qualifying Accounts is included in the Notes to Consolidated Financial Statements
All other schedules are not required and have been omitted

3.	Exhibits

Incorporated
Exhibit			by Reference		Filed
Number		Exhibit Description	Form	Date	Herewith

3.	(i)	Restated Certificate of Incorporation of Standex, dated October 27, 1998 filed as Exhibit 3(i).	10-Q	12/31/1998

	(ii)	By-Laws of Standex, as amended, and restated effective February 2, 2021, filed as Exhibit 3.1	10-Q	12/31/2020

10.	(a)	Employment Agreement dated January, 20, 2014 between the Company and David Dunbar*	10-K	6/30/2016

	(b)	Standex International Corporation Supplemental Retirement Plan adopted April 26, 1995 and Amended on July 26, 1995 filed as Exhibit 10(n).*	10-K	6/30/1995

	(c)	Form of Indemnification Agreement for directors and executive officers of the Company.*	8-K	5/5/2008

	(d)	2018 Omnibus Incentive Plan*	8-K	10/29/2018

	(e)	2018 Omnibus Incentive Plan, as Amended and Restated*	14-A	9/10/2021

	(f)	Standex Deferred Compensation Plan for highly compensated employees filed as Item 5.02.*	8-K	1/31/2008

	(g)	Third Amended and Restated Credit Agreement Dated February 2, 2023 by and among Standex International Corporation, Citizens Bank, N.A.; Bank of America N.A.; TD Bank, N.A., JPMorgan Chase Bank, N.A.; and Truist Bank	10-Q	2/03/2023

	(h)	Form of Performance Share Unit Award Agreement under the Amended and Restated 2018 Omnibus Incentive Plan			X

	(i)	Form of Restricted Stock Award Agreement under the Amended and Restated 2018 Omnibus Incentive Plan			X

14.		Code of Ethics for Chief Executive Officer and Senior Financial Officers is incorporated by reference as Exhibit 14.	10-K	6/30/2004

21.		Subsidiaries of Standex International Corporation			X

23.1		Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP			X

24.		Powers of Attorney of Charles H. Cannon, Thomas E. Chorman, Robin J Davenport, Jeffrey S. Edwards, B. Joanne Edwards, Thomas J. Hansen, and Michael A. Hickey			X

31.1		Rule 13a-14(a) Certification of President and Chief Executive Officer			X

31.2		Rule 13a-14(a) Certification of Vice President and Chief Financial Officer			X

32.		Section 1350 Certification			X

101		The following materials from this Annual Report on Form 10-K, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements			X

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).			X

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on August 2, 2024.

STANDEX INTERNATIONAL CORPORATION (Registrant)

/s/ DAVID DUNBAR
David Dunbar
President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on August 2, 2024:

Signature	Title

/s/ DAVID DUNBAR	President/Chief Executive Officer
David Dunbar

/s/ ADEMIR SARCEVIC	Vice President/Chief Financial Officer
Ademir Sarcevic

/s/ AMY GAGNON	Vice President/Chief Accounting Officer
Amy Gagnon

David Dunbar, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on August 2, 2024 as attorney-in-fact for the following directors of the Registrant:

Charles H. Cannon	Jeffrey S. Edwards
Thomas E. Chorman	Thomas J. Hansen
Robin J. Davenport	Michael A. Hickey
B. Joanne Edwards

/s/ DAVID DUNBAR
David Dunbar

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

The Company will furnish its 2024 Proxy Statement and proxy materials to security holders subsequent to the filing of the annual report on this Form. Copies of such material shall be furnished to the Commission when they are sent to security holders.

INDEX TO EXHIBITS

21	Subsidiaries of Standex

23	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP

24	Powers of Attorney of Charles H. Cannon, Thomas E. Chorman, Robin J. Davenport, B. Joanne Edwards, Jeffrey S. Edwards, Thomas J. Hansen, and Michael A. Hickey

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Vice President and Chief Financial Officer

32	Section 1350 Certification

END OF FORM 10-K

SUPPLEMENTAL INFORMATION FOLLOWS

Board of Directors	Title

Charles H. Cannon, Jr., [1,3]	Retired Executive Chairman and CEO, JBT Corporation

Thomas E. Chorman [1,3,4]	CEO, Solar LED Innovations, LLC

Robin J. Davenport [1,2]	Retired Vice President-Corporate Finance, Parker-Hannifin Corporation

David Dunbar	President and Chief Executive Officer; Chairman of the Board

Jeffrey S Edwards [2,3]	Chairman and Chief Executive Officer, Cooper Standard Holdings, Inc.

B. Joanne Edwards [2,3]	Retired Senior Vice President & General Manager, Residential & Wiring Device Business, Eaton Corporation

Thomas J. Hansen [1]	Former Executive Vice Chairman of Illinois Tool Works, Inc.

Michael A. Hickey [2,3,4]	Retired Executive Vice President and President of the Global Institutional Business, Ecolab Inc.

________________________

1    Member of Audit Committee

2    Member of Compensation Committee

3    Member of Corporate Governance/Nominating Committee

4    Member of Innovation & Technology Committee

Corporate Officers
David Dunbar	President and Chief Executive Officer
Ademir Sarcevic	Vice President, Chief Financial Officer
Alan J. Glass	Vice President, Chief Legal Officer and Secretary
Amy Gagnon	Vice President, Chief Accounting Officer
Timo Goodloe	Vice President, Global Tax
Annemarie Bell	Vice President, Chief Human Resources Officer
Max Arets	Vice President, Chief Information Officer
Vineet Kshirsagar	Vice President, Growth and Business Development
Esther Zolotova	Corporate Governance Officer & Assistant Secretary

Shareholder Information

Corporate Headquarters	Standex International Corporation
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

Stockholders’ Meeting	The Annual Meeting of Stockholders will be held at 9:00 a.m. on Tuesday, October 22, 2024 at Standex International Corporation’s Corporate Headquarters, 23 Keewaydin Drive 3rd Floor, Salem, NH 03079