Form 10-Q
period 2024-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 2024-11-01
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of Registrant's Common Stock outstanding on October 28, 2024 was 12,081,695.

STANDEX INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30,	June 30,
(In thousands, except per share data)	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$164,584	$154,203
Accounts receivable, less allowance for credit losses of $1,931 and $1,882 at September 30, 2024 and June 30, 2024, respectively	118,697	121,365
Inventories	90,121	87,106
Contract assets	50,087	45,393
Prepaid expenses and other current assets	23,658	22,028
Total current assets	447,147	430,095

Property, plant, and equipment, net	138,373	134,963
Intangible assets, net	78,957	78,673
Goodwill	292,180	281,283
Deferred tax asset	19,303	17,450
Operating lease right-of-use asset	36,128	37,078
Other non-current assets	25,794	25,515
Total non-current assets	590,735	574,962

Total assets	$1,037,882	$1,005,057

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$66,505	$63,364
Accrued liabilities	52,885	56,698
Income taxes payable	6,607	7,503
Total current liabilities	125,997	127,565

Long-term debt	148,985	148,876
Operating lease long-term liabilities	29,722	30,725
Accrued pension and other non-current liabilities	75,157	76,388
Total non-current liabilities	253,864	255,989

Contingencies (Note 15)

Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000 shares authorized, 27,984,278 shares issued, 11,812,917 and 11,761,700 shares outstanding at September 30, 2024 and June 30, 2024	41,976	41,976
Additional paid-in capital	108,383	106,193
Retained earnings	1,100,924	1,086,277
Accumulated other comprehensive loss	(160,939)	(182,956)
Treasury shares: 16,171,361 and 16,222,578 shares at September 30, 2024 and June 30, 2024	(432,323)	(429,987)
Total stockholders' equity	658,021	621,503

Total liabilities and stockholders' equity	$1,037,882	$1,005,057

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	September 30,
(In thousands, except per share data)	2024	2023
Net sales	$170,464	$184,774
Cost of sales	100,391	112,139
Gross profit	70,073	72,635
Selling, general, and administrative expenses	43,048	43,585
(Gain) loss on sale of business	-	(274)
Restructuring costs	1,086	1,906
Acquisition related costs	1,840	501
Total operating expenses	45,974	45,718
Income from operations	24,099	26,917
Interest expense	977	1,276
Other non-operating (income) expense, net	(28)	846
Income from continuing operations before income taxes	23,150	24,795
Provision for income taxes	4,962	5,903
Income from continuing operations	18,188	18,892
Income (loss) from discontinued operations, net of tax	9	(78)
Net income	$18,197	$18,814

Basic earnings (loss) per share:
Continuing operations	$1.54	$1.61
Discontinued operations	-	(0.01)
Total	$1.54	$1.60
Diluted earnings (loss) per share:
Continuing operations	$1.53	$1.58
Discontinued operations	-	-
Total	$1.53	$1.58

Weighted average number of shares:
Basic	11,787	11,742
Diluted	11,904	11,933

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended
	September 30,
(In thousands)	2024	2023
Net income	$18,197	$18,814
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs, net of tax	$(218)	$121
Amortization of unrecognized costs, net of tax	799	596
Derivative instruments:
Change in unrealized gains (losses), net of tax	(290)	783
Amortization of unrealized gains (losses) into interest expense, net of tax	(1,284)	(1,501)
Foreign currency translation gains (losses), net of tax	23,010	(9,098)
Other comprehensive income (loss), net of tax	$22,017	$(9,099)
Comprehensive income	$40,214	$9,715

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

				Accumulated Other
For the three month period ended		Additional		Comprehensive			Total
September 30, 2024	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, June 30, 2024	$41,976	$106,193	$1,086,277	$(182,956)	16,222	$(429,987)	$621,503
Stock issued under incentive compensation plans and employee purchase plans	-	(378)	-	-	(76)	2,015	1,637
Stock-based compensation	-	2,568	-	-	-	-	2,568
Treasury stock acquired	-			-	25	(4,351)	(4,351)
Comprehensive income:		-	-
Net income	-	-	18,197	-	-	-	18,197
Foreign currency translation adjustment	-	-	-	23,010	-	-	23,010
Pension, net of tax of $0.2 million	-	-	-	581	-	-	581
Change in fair value of derivatives, net of tax of $0.5 million	-	-	-	(1,574)	-	-	(1,574)
Dividends declared ($0.30 per share)	-	-	(3,550)	-	-	-	(3,550)
Balance, September 30, 2024	$41,976	$108,383	$1,100,924	$(160,939)	16,171	$(432,323)	$658,021

For the three month period ended September 30, 2023
(in thousands, except as specified)
Balance, June 30, 2023	$41,976	$100,555	$1,027,279	$(158,477)	16,239	$(403,884)	$607,449
Stock issued under incentive compensation plans and employee purchase plans	-	(4,035)	-	-	(189)	4,804	769
Stock-based compensation	-	2,193	-	-	-	-	2,193
Treasury stock acquired	-	-	-	-	139	(22,089)	(22,089)
Comprehensive income:
Net income	-	-	18,814	-	-	-	18,814
Foreign currency translation adjustment	-	-		(9,098)	-	-	(9,098)
Pension, net of tax of $0.2 million	-	-	-	717	-	-	717
Change in fair value of derivatives, net of tax of $0.3 million	-	-	-	(718)	-	-	(718)
Dividends declared ($0.28 per share)	-	-	(3,398)	-	-	-	(3,398)
Balance, September 30, 2023	$41,976	$98,713	$1,042,695	$(167,576)	16,189	$(421,169)	$594,639

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

 Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	September 30,
(In thousands)	2024	2023
Cash flows from operating activities
Net income	$18,197	$18,814
Income (loss) from discontinued operations	9	(78)
Income from continuing operations	18,188	18,892
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,061	7,082
Stock-based compensation	2,568	2,193
Non-cash portion of restructuring charge	(143)	397
(Gain) loss on sale of business	-	(274)
Contributions to defined benefit plans	(3,379)	(49)
Changes in operating assets and liabilities, net	(6,748)	(11,834)
Net cash provided by (used in) operating activities - continuing operations	17,547	16,407
Net cash provided by (used in) operating activities - discontinued operations	26	(227)
Net cash provided by (used in) operating activities	17,573	16,180
Cash flows from investing activities
Expenditures for property, plant, and equipment	(6,725)	(4,338)
Proceeds from sale of business	-	274
Expenditures for acquisitions, net of cash acquired	-	(29,229)
Other investing activity	411	-
Net cash provided by (used in) investing activities	(6,314)	(33,293)
Cash flows from financing activities
Payments of debt	-	(25,000)
Activity under share-based payment plans	1,637	768
Purchases of treasury stock	(4,382)	(22,158)
Cash dividends paid	(3,528)	(3,288)
Net cash provided by (used in) financing activities	(6,273)	(49,678)
Effect of exchange rate changes on cash and cash equivalents	5,395	(2,085)
Net change in cash and cash equivalents	10,381	(68,876)
Cash and cash equivalents at beginning of year	154,203	195,706
Cash and cash equivalents at end of period	$164,584	$126,830

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$895	$1,280
Income taxes, net of refunds	$5,479	$5,119

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1)     Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three months ended September 30, 2024 and 2023, the cash flows for the three months ended September 30, 2024 and 2023 and the financial position of Standex International Corporation (“Standex”, the “Company”, “we”, “us”, or “our”), at September 30, 2024. The interim results are not necessarily indicative of results for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2024. The condensed consolidated balance sheet at June 30, 2024 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2024. Unless otherwise noted, references to years are to the Company’s fiscal years. Currently the fiscal year end is June 30.  For further clarity, the Company's fiscal year 2025 includes the twelve-month period from July 1, 2024 to June 30, 2025.

The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. Estimates are based on historical experience, actuarial estimates, current conditions and various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when they are not readily apparent from other sources. These estimates assist in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results  may differ from these estimates under different assumptions or conditions. The estimates and assumptions used in the preparation of the consolidated financial statements have considered the implications on the Company as a result of ongoing global events and related economic impacts. As a result, there is heightened volatility and uncertainty around supply chain performance, labor availability, and customer demand. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of  September 30, 2024 and the issuance date of the quarterly report on Form 10-Q.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company evaluated subsequent events through the date and time its unaudited condensed consolidated financial statements were issued.

Research and development expenditures are expensed as incurred. Total research and development costs, which are classified under selling, general, and administrative expenses, were $4.8 million and $5.3 million for the three months ended September 30, 2024 and 2023, respectively.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards had or  may have a material impact on its unaudited condensed consolidated financial statements or disclosures.

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

2)     Acquisitions

At the time of the acquisition and as of  September 30, 2024, the Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

On October 29, 2024 the Company announced the acquisition, in separate transactions, of privately-held US-based Amran Instrument Transformers and India-based Narayan Powertech Pvt. Ltd. (going forward referred to as "Amran/Narayan Group") in cash and stock transactions. These transactions represent a combined enterprise value of approximately $462 million, comprised of 85% cash and 15% in Standex common stock for Amran Instrument Transformers and 90% cash and 10% in Standex common stock for Narayan Powertech Pvt. Ltd. The 10% share exchange related to Narayan Powertech Pvt. Ltd. is subject to India regulatory approval, which is expected to take up to six months. The cash consideration of the transactions was financed using cash-on-hand, existing credit facilities, and a $250 million 364-day term loan with existing lenders.  Its results will be reported in the Electronics segment beginning in the second quarter of fiscal year 2025.

Sanyu

On February 19, 2024, the Company completed the purchase of all the issued and outstanding equity interests of Sanyu Switch Co., Ltd ("Sanyu"), a privately held company for $20.9 million, net of cash acquired. Sanyu designs and manufactures reed relays for test and measurement and other switching applications.  Products include surface mount relays, high current relays, high insulation relays, high density relays for test boards, and RF relays which are used in semi-conductors, other electronics manufacturing and other switching applications. Sanyu's results are reported within the Company's Electronics segment. The Company paid $22.2 million in cash in the third quarter of fiscal year 2024 and recorded $2.5 million as holdback amounts.  Holdback amounts are used to withhold a portion of the initial purchase price payment until certain post-closing conditions are satisfied and are expected to be settled within 24 months from the date of acquisition.

The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on a valuation of their fair values on the closing date. Goodwill recorded from this transaction is attributable to Sanyu's technical and applications expertise, which is highly complementary to the Company's existing business.

Identifiable intangible assets of $2.6 million consist primarily of $0.7 million for indefinite lived tradenames and $1.9 million of customer relationships to be amortized over 12 years. The goodwill of $9.2 million created by the transaction is not deductible for income tax purposes. The accounting for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management's best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

The components of the fair value of the Sanyu acquisition, including the preliminary allocation of the purchase price are as follows (in thousands):

	Preliminary Allocation as of March 31, 2024	Adjustments	Preliminary Allocation as of September 30, 2024
Total purchase consideration:
Cash payments	$22,178	$-	$22,178
Holdbacks	2,464	-	2,464
Less cash acquired	(3,711)	-	(3,711)
Total	$20,931	$-	$20,931

Identifiable assets acquired and liabilities assumed:
Other acquired assets	$9,453	$(1,462)	$7,991
Inventories	5,709	(5)	5,704
Property, plant, and equipment	4,791	(254)	4,537
Identifiable intangible assets	2,600	-	2,600
Goodwill	6,696	2,494	9,190
Liabilities assumed	(8,318)	(773)	(9,091)
Total	$20,931	$-	$20,931

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

The components of the fair value of the Minntronix acquisition, including the final allocation of the purchase price are as follows (in thousands):

Final Allocation as of September 30, 2024
Fair value of business combination:
Cash payments	$33,890
Less, cash acquired	(4,661)
Total	$29,229

Identifiable assets acquired and liabilities assumed:
Other acquired assets	$8,282
Customer backlog	1,120
Inventories	1,780
Property, plant, & equipment	1,039
Identifiable intangible assets	10,700
Goodwill	13,889
Liabilities assumed	(7,581)
Total	$29,229

SEPL

On  May 3, 2024, the Company purchased all of the issued and outstanding equity interests of Sanyu Electric Pte Ltd, or SEPL, a privately held company for $3.5 million. Its results are reported within the Company's Electronics segment. The Company paid $1.1 million, net of cash acquired, in the fourth quarter of fiscal year 2024.  The goodwill of $1.9 million created by the transaction is not deductible for income tax purposes.

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

Acquisition related costs for the three months ended September 30, 2024 and 2023 were $1.8 million and $0.5 million, respectively.

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

In general, the Company recognizes revenue at the point in time control transfers to its customer based on predetermined shipping terms. Revenue is recognized over time under certain long-term contracts within the Engineering Technologies and Engraving segments for highly customized customer products that have no alternative use and in which the contract specifies the Company has a right to payment for its costs, plus a reasonable margin. For products manufactured over time, the transfer of control is measured pro rata, based upon current estimates of costs to complete such contracts. Losses on contracts are fully recognized in the period in which the losses become determinable. Revisions in profit estimates are reflected on a cumulative basis in the period in which the basis for such revision becomes known.

Disaggregation of Revenue from Contracts with Customers

The following table presents revenue from disaggregated by product line and segment (in thousands):

	Three Months Ended
Revenue by Product Line	September 30, 2024	September 30, 2023

Electronics	$77,733	$81,688

Engraving Services	29,821	38,736
Engraving Products	3,542	2,058
Total Engraving	33,363	40,794

Scientific	17,693	18,193

Engineering Technologies	20,530	18,220

Hydraulics Cylinders and Systems	11,622	14,729
Merchandising & Display	9,523	11,150
Total Specialty Solutions	21,145	25,879

Total revenue by product line	$170,464	$184,774

The following table presents revenue from continuing operations disaggregated by geography based on the Company’s locations (in thousands):

	Three Months Ended	Three Months Ended
Net sales	September 30, 2024	September 30, 2023
United States	$100,735	$114,501
Asia Pacific	37,696	31,409
EMEA (1)	29,269	34,468
Other Americas	2,764	4,396
Total	$170,464	$184,774

(1)   EMEA consists primarily of Europe, Middle East and S. Africa.

The following table presents revenue from continuing operations disaggregated by timing of recognition (in thousands):

	Three Months Ended
Timing of Revenue Recognition	September 30, 2024	September 30, 2023
Products and services transferred at a point in time	$152,687	$167,225
Products transferred over time	17,777	17,549
Net sales	$170,464	$184,774

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

The following table provides information about contract assets and liability balances (in thousands):

	June 30, 2024	Additions	Deductions	September 30, 2024
Three months ended September 30, 2024
Contract assets:
Prepaid expenses and other current assets	$45,393	$16,865	$12,171	$50,087
Contract liabilities:
Customer deposits	1,766	1,803	2,069	1,500

	June 30, 2023	Additions	Deductions	September 30, 2023
Three months ended September 30, 2023
Contract assets:
Prepaid expenses and other current assets	$31,138	$16,396	$15,072	$32,462

We recognized the following revenue which was included in the contract liability beginning balances (in thousands):

Three months ended
Revenue recognized in the period from:	September 30, 2024
Amounts included in the contract liability balance at the beginning of the period	$1,766

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

There were no transfers of assets or liabilities between any levels of the fair value measurement hierarchy at September 30, 2024 or  June 30, 2024. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, accounts payable, and debt are carried at cost, which approximates fair value.

The fair values of financial instruments were as follows (in thousands):

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$4,838	$4,838	$-	$-
Interest rate swaps	2,537	-	2,537	-
Debt securities	2,784	-	-	2,784
Equity securities	2,088	-	-	2,088

Liabilities
Foreign exchange contracts	$162	$-	$162	$-
Contingent consideration (a)	660	-	-	660

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$4,917	$4,917	$-	$-
Interest rate swaps	4,673	-	4,673	-
Debt securities	2,679	-	-	2,679
Equity securities	2,009	-	-	2,009

Liabilities
Contingent consideration(a)	$660	$-	$-	$660

(a) The fair value of our contingent consideration arrangement is determined based on our evaluation as to the probability and amount of any deferred compensation that has been earned to date.

The Company is obligated to pay contingent consideration to the sellers of SEPL in the event that certain financial targets are achieved during the two years following acquisition, which occurred in the fourth quarter of fiscal year 2024.  As of September 30, 2024, the maximum liability under this arrangement is $0.7 million.

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

In the third quarter of fiscal year 2023, the Company also purchased $2.8 million of debt securities from the same privately held company. The available for sale asset was recorded as a current asset in the prepaid expenses and other current assets line of the consolidated balance sheet to reflect the initial fair value of the instrument acquired. This asset was originally due to mature one year from the date of issuance. In the first quarter of fiscal year 2025, the maturity was extended to the end of the third quarter of fiscal year 2025. Available-for-sale debt securities are recorded at fair market value and unrealized gains and losses are included in accumulated other comprehensive income (loss) in equity, net of related tax effects. Realized gains and losses are reported in other non-operating (income) expense, net.

There have been no changes in the fair value of the estimates for the Level 3 assets in fiscal year 2025 other than the impact of foreign exchange, which represents the increase in the fair values from the prior year.

The Company updates its assumptions each reporting period based on new developments and records such amounts at fair value based on the revised assumptions until the agreements expire.

5)     Inventories

Inventories from continuing operations are comprised of the following (in thousands):

	September 30, 2024	June 30, 2024
Raw materials	$47,830	$44,536
Work in process	13,805	16,202
Finished goods	28,486	26,368
Total	$90,121	$87,106

Distribution costs associated with the sale of inventory, which are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations were $2.4 million and $3.1 million for the three months ended  September 30, 2024 and 2023, respectively.

6)     Goodwill

Changes to goodwill by reportable segment during the period were as follows (in thousands):

	June 30, 2024	Acquisitions	Translation Adjustment	September 30, 2024
Electronics	$149,910	$1,024	$9,018	$159,952
Engraving	76,605	-	345	76,950
Scientific	15,454	-	-	15,454
Engineering Technologies	36,255	-	510	36,765
Specialty Solutions	3,059	-	-	3,059
Total	$281,283	$1,024	$9,873	$292,180

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

The change in warranty reserves from continuing operations, which are recorded as a component of accrued liabilities were as follows (in thousands):

	September 30, 2024	June 30, 2024
Balance at beginning of year	$2,209	$2,094
Acquisitions and other charges	28	92
Warranty expense	293	2,230
Warranty claims	(204)	(2,207)
Balance at end of period	$2,326	$2,209

8)     Debt

Long-term debt is comprised of the following (in thousands):

	September 30, 2024	June 30, 2024
Bank credit agreements	$150,000	$150,000
Total funded debt	150,000	150,000
Issuance cost	(1,015)	(1,124)
Total long-term debt	$148,985	$148,876

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

At September 30, 2024, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $3.1 million and had the ability to borrow $337.3 million under the facility. Funds borrowed under the Facility  may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio, are maintained), and other general corporate purposes.  The Facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants which the Company was compliant with as of  September 30, 2024.  At September 30, 2024, the carrying value of the current borrowings approximates fair value.

9)       Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2024	June 30, 2024
Payroll and employee benefits	$19,438	$26,657
Operating lease current liability	8,481	8,289
Warranty reserves	2,326	2,209
Restructuring costs	1,304	1,447
Workers' compensation	1,373	1,135
Contingent consideration	330	330
Fair value of derivatives	162	-
Other	19,471	16,631
Total	$52,885	$56,698

10)      Derivative Financial Instruments

The Company is exposed to market risks from changes in interest rates, commodity prices and changes in foreign currency rates. The Company selectively uses derivative financial instruments in order to manage certain of these risks. Information about the Company’s derivative financial instruments is as follows:

Interest Rate Swaps

From time to time as dictated by market opportunities, the Company enters into interest rate swap agreements designed to manage exposure to interest rates on the Company’s variable rate indebtedness. The Company recognizes all derivatives on its consolidated balance sheets at fair value. The Company has designated its interest rate swap agreements, including those that may be forward-dated, as cash flow hedges, and changes in the fair value of the swaps are recognized in accumulated other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swaps is reported in earnings within interest expense.

The Company’s effective swap agreements convert the base borrowing rate on $150 million of debt due under our Facility from a variable rate equal to 1 month Secured Overnight Financing Rate (SOFR) to a weighted average fixed rate of 0.85% at September 30, 2024. The fair value of the swaps, recognized in accumulated other comprehensive income, is as follows (in thousands, except percentages):

Effective Date	Notional Amount	Fixed Interest Rate	Maturity	September 30, 2024	June 30, 2024
February 23, 2023	100,000	0.86%	March 23, 2025	$1,644	$3,045
May 25, 2023	25,000	0.81%	April 24, 2025	480	863
February 24, 2023	25,000	0.86%	March 24, 2025	413	765
				$2,537	$4,673

The Company reported no losses for the three months ended September 30, 2024, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense. Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as collections from customers and loan payments between subsidiaries. The Company enters into such contracts for hedging purposes only.  At September 30, 2024 and June 30, 2024, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized losses of $0.2 million and net unrealized gains of less than $0.1 million, respectively, which approximate the unrealized gains and losses on the related loans. The contracts have maturity dates through fiscal year 2025, which correspond to the related intercompany loans.

The notional amounts of the Company’s forward contracts, by currency, are as follows (in thousands):

Currency	September 30, 2024	June 30, 2024
USD	3,000	4,159
CAD	6,079	6,079

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

Asset Derivatives
	September 30, 2024		June 30, 2024
Derivative designated	Balance Sheet		Balance Sheet
as hedging instruments	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$2,537	Prepaid expenses and other current assets	$4,673

Liability Derivatives
	September 30, 2024		June 30, 2024
Derivative designated	Balance Sheet		Balance Sheet
as hedging instruments	Line Item	Fair Value	Line Item	Fair Value
Foreign exchange contracts	Accrued liabilities	$-	Accrued liabilities	$-

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended
	September 30,
	2024	2023
Interest rate swaps	$(384)	$628
Foreign exchange contracts	-	315
	$(384)	$943

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to net income for the periods ended (in thousands):

Details about Accumulated			Affected line item
Other Comprehensive	Three Months Ended		in the Unaudited
Income (Loss) Components	September 30,		Condensed Statements
	2024	2023	of Operations
Interest rate swaps	$(1,697)	$(1,720)	Interest expense
Foreign exchange contracts	-	(215)	Other non-operating (income) expense, net
	$(1,697)	$(1,935)

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

Net periodic benefit cost for the Company’s U.S. and foreign pension benefit plans for the periods ended consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Service cost	$-	$-	$63	$41
Interest cost	2,386	2,473	306	297
Expected return on plan assets	(2,641)	(2,779)	(347)	(353)
Recognized net actuarial loss	1,055	951	-	(152)
Amortization of prior service cost	-	-	(1)	(1)
Net periodic (benefit) cost	$800	$645	$21	$(168)

The following table sets forth the amounts recognized for the Company's defined benefit pension plans (in thousands):

Amounts recognized in the consolidated balance sheets consist of:	September 30, 2024	June 30, 2024
Prepaid benefit cost	$2,816	$2,570
Current liabilities	(262)	(791)
Non-current liabilities	(40,088)	(42,667)
Net amount recognized	$(37,534)	$(40,888)

The contributions made to defined benefit plans are presented below along with remaining contributions to be made for fiscal year 2025 (in thousands):

	Fiscal Year 2025	Remaining
	Three Months Ended	Contributions
Contributions to defined benefit plans	September 30, 2024	FY 2025
United States, funded plan	$3,352	$2,485
United States, unfunded plan	27	144
Germany, unfunded plan	-	263
	$3,379	$2,892

12)     Income Taxes

The Company's effective tax rate from continuing operations for the first quarter of fiscal year 2025 was 21.4% compared with 23.8% for the prior year quarter.

The tax rate was impacted in the current period by the following items: (i) a discrete tax benefit related to equity compensation, (ii) variations in the geographical mix of earnings; (iii) foreign withholding taxes and (iv) tax credits linked to federal research and development activities. The tax rate was impacted in the prior period by the following items: (i) a discrete tax benefit related to equity compensation, (ii) the jurisdictional mix of earnings, (iii) foreign withholding taxes, and (iv) federal research and development tax credits.

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

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2024	2023
Basic - Average shares outstanding	11,787	11,742
Dilutive effect of unvested, restricted stock awards	117	191
Diluted - Average shares outstanding	11,904	11,933

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share. There were no outstanding instruments that had an anti-dilutive effect at September 30, 2024 or 2023.

Performance stock units of 81,704 and 89,434 for the three months ended  September 30, 2024 and 2023, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

14)     Accumulated Other Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	September 30, 2024	June 30, 2024
Foreign currency translation adjustment	$(68,918)	$(91,928)
Unrealized pension losses, net of tax	(94,935)	(95,516)
Unrealized gains (losses) on derivative instruments, net of tax	2,914	4,488
Total	$(160,939)	$(182,956)

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

Net sales and income (loss) from continuing operations by segment were as follows (in thousands):

	Three Months Ended September 30,
	Net Sales		Income from Operations
	2024	2023	2024	2023
Industry segment:
Electronics	$77,733	$81,688	$17,027	$16,334
Engraving	33,363	40,794	5,824	7,595
Scientific	17,693	18,193	4,749	4,930
Engineering Technologies	20,530	18,220	4,010	3,017
Specialty Solutions	21,145	25,879	3,548	5,617
Corporate	-	-	(8,133)	(8,443)
Restructuring costs	-	-	(1,086)	(1,906)
Gain on sale of business	-	-	-	274
Acquisition related costs	-	-	(1,840)	(501)
Sub-total	$170,464	$184,774	$24,099	$26,917
Interest expense			977	1,276
Other non-operating (income) expense			(28)	846
Income from continuing operations before income taxes			$23,150	$24,795

Net sales include only transactions with unaffiliated customers and include no intersegment sales. Income (loss) from operations by segment excludes interest expense and other non-operating (income) expense.

17)      Restructuring

The Company has undertaken a number of initiatives that have resulted in severance, restructuring, and related charges.  Related charges may include third party assistance with analysis and implementation of these activities.

2025 Restructuring Initiatives

The Company continues to focus its efforts to reduce cost and improve productivity across its businesses. Restructuring expenses primarily related to facility rationalizations and consolidations.  The Company expects the 2025 restructuring activities to be completed by fiscal year 2026.

Prior Year Restructuring Initiatives

Restructuring expenses primarily related to headcount reductions and other cost saving initiatives within our Engraving and Electronics segments.  The Company expects the prior year restructuring activities to be completed by fiscal year 2025.

A summary of charges by initiative is as follows (in thousands):

	Three Months Ended
	September 30, 2024
Fiscal Year 2025	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$266	$165	$431
Prior year initiatives	344	311	655
	$610	$476	$1,086

	Three Months Ended
	September 30, 2023
Fiscal Year 2024	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$1,427	$345	$1,772
Prior year initiatives	126	8	134
	$1,553	$353	$1,906

Activity in the restructuring liability reserve related to the initiatives is as follows (in thousands):

Current Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2024	$-	$-	$-
Additions and adjustments	266	165	431
Payments	(266)	(165)	(431)
Restructuring liabilities at September 30, 2024	$-	$-	$-

Prior Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2024	$1,253	$194	$1,447
Additions and adjustments	344	311	655
Payments	(362)	(436)	(798)
Restructuring liabilities at September 30, 2024	$1,235	$69	$1,304

Prior Year	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2023	$1,104	$192	$1,296
Additions and adjustments	1,553	353	1,906
Payments	(1,144)	(365)	(1,509)
Restructuring liabilities at September 30, 2023	$1,513	$180	$1,693

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended
	September 30, 2024
	Involuntary Employee Severance and Benefit Costs	Other	Total
Engraving	$531	$476	$1,007
Corporate	79	-	79
	$610	$476	$1,086

	Three Months Ended
	September 30, 2023
	Involuntary Employee Severance and Benefit Costs	Other	Total
Electronics	$244	$31	$275
Engraving	793	322	1,115
Engineering Technologies	42	-	42
Corporate	474	-	474
	$1,553	$353	$1,906

Restructuring expense is expected to be approximately $4.0 million for the remainder of fiscal year 2025.

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

Forward-Looking Statements

Statements contained in this periodic report that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company’s business and the results of its operations and that may cause the actual results of operations in future periods to differ materially from those currently expected or anticipated. These factors include, but are not limited to: the impact of pandemics and other global crises or catastrophic events on employees, our supply chain, and the demand for our products and services around the world; materially adverse or unanticipated legal judgments, fines, penalties or settlements; conditions in the financial and banking markets, including fluctuations in exchange rates and the inability to repatriate foreign cash; domestic and international economic conditions, including the impact, length and degree of economic downturns on the customers and markets we serve and more specifically conditions in the automotive, construction, aerospace, defense, transportation, food service equipment, consumer appliance, energy, oil and gas and general industrial markets; lower-cost competition; the relative mix of products which impact margins and operating efficiencies in certain of our businesses; the impact of higher raw material and component costs, particularly steel, certain materials used in electronics parts, petroleum based products, and refrigeration components; the impact of higher transportation and logistics costs, especially with respect to transportation of goods from Asia; the impact of inflation on the costs of providing our products and services; an inability to realize the expected cost savings from restructuring activities including effective completion of plant consolidations, cost reduction efforts including procurement savings and productivity enhancements, capital management improvements, strategic capital expenditures, and the implementation of lean enterprise manufacturing techniques; the potential for losses associated with the exit from or divestiture of businesses that are no longer strategic or no longer meet our growth and return expectations; the inability to achieve the savings expected from global sourcing of raw materials and diversification efforts in emerging markets; the impact on cost structure and on economic conditions as a result of actual and threatened increases in trade tariffs; the inability to attain expected benefits from acquisitions and the inability to effectively consummate and integrate such acquisitions and achieve synergies envisioned by the Company; increased costs from acquisitions to improve and coordinate managerial, operational, financial, and administrative systems, including internal controls over financial reporting and  compliance with the Sarbanes-Oxley Act of 2002, and other costs related to such systems in connection with acquired businesses; market acceptance of our products; our ability to design, introduce and sell new products and related product components; the ability to redesign certain of our products to continue meeting evolving regulatory requirements; the impact of delays initiated by our customers; our ability to increase manufacturing production to meet demand including as a result of labor shortages; the impact on our operations of any successful cybersecurity attacks; and potential changes to future pension funding requirements. For a more comprehensive discussion of these and other factors, see the “Risk Factors” section of the Company’s most recent annual report on Form 10-K filed with the SEC and available on the Company’s website. In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

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

As part of our ongoing strategy:

•

On October 29, 2024 we announced the acquisition, in separate transactions, of privately-held US-based Amran Instrument Transformers and India-based Narayan Powertech Pvt. Ltd. (going forward referred to as "Amran/Narayan Group") in cash and stock transactions. These transactions represent a combined enterprise value of approximately $462 million, comprised of 85% cash and 15% in Standex common stock for Amran Instrument Transformers and 90% cash and 10% in Standex common stock for Narayan Powertech Pvt. Ltd. The 10% share exchange related to Narayan Powertech Pvt. Ltd. is subject to India regulatory approval, which is expected to take up to six months. The cash consideration of the transactions was financed using cash-on-hand, existing credit facilities, and a $250 million 364-day term loan with existing lenders. We intend over the next several weeks to convert the 364-day term loan into exercise of the accordion feature under our existing credit facilities.  This acquisition significantly expands our sales in the fast-growing, high-margin electrical grid end market and our presence in India.  Its results will be reported in the Electronics segment beginning in the second quarter of fiscal year 2025.  For a more detailed description of these acquisitions as well as the related financing, please see the Current Report on Form 8-K filed by us with the SEC on October 31, 2024.

•	On May 3, 2024, we acquired Sanyu Electric Pte Ltd, or SEPL, a privately held distributor of reed relays. Its results are reported in the Electronics segment.

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

Results from Continuing Operations

	Three Months Ended
	September 30,
(In thousands, except percentages)	2024	2023
Net sales	$170,464	$184,774
Gross profit margin	41.1%	39.3%
Income from operations	24,099	26,917

Three Months Ended
(In thousands)	September 30, 2024
Net sales, prior year period	$184,774
Components of change in sales:
Organic sales change	(21,122)
Effect of acquisitions	6,970
Effect of exchange rates	(158)
Net sales, current period	$170,464

Net sales decreased in the first quarter of fiscal year 2025 by $14.3 million or 7.7%, when compared to the prior year quarter. Organic sales decreased $21.1 million, or 11.4%, due to customer project pushouts in our Engraving segment in North America and Europe, lower demand in our Specialty segment related to election uncertainty and continued softness in general industrial end markets in Europe in our Electronics segment.  These decreases were partially offset by strong demand and favorable project timing in our Engineering Technologies segment. Organic sales in the first quarter of fiscal year 2025 included $19.8 million attributed to fast growth markets.  The fiscal year 2024 acquisitions of Sanyu, Minntronix and SEPL positively impacted sales by $7.0 million, or 3.8%.  Foreign currency negatively impacted sales by $0.2 million, or 0.1%.

Gross Profit

Gross profit in the first quarter of fiscal year 2025 decreased to $70.1 million, or a gross margin of 41.1% as compared to $72.6 million, or a gross margin of 39.3%, in the first quarter of fiscal year 2024.  Gross profit was impacted by the organic sales decreases and approximately $1.5 million of net inflationary impacts in the areas of labor and materials, partially offset by productivity initiatives and contribution from the prior year acquisitions.

Selling, General, and Administrative Expenses

Selling, General, and Administrative (“SG&A”) expenses for the first quarter of fiscal year 2025 were $43.0 million, or 25.3% of sales, compared to $43.6 million, or 23.6% of sales, during the prior year quarter. SG&A expenses during the quarter were primarily impacted by a reduction in selling and marketing expenses.

Restructuring Costs

We incurred restructuring expenses of $1.1 million in the first quarter of fiscal year 2025, primarily related to facility closures and global headcount reductions within our Engraving segment.

We expect to incur restructuring costs of approximately $4.0 million throughout the remainder of fiscal year 2025, as we continue to focus our efforts to reduce costs and improve productivity across our businesses.

Acquisition Related Costs

We incurred acquisition related expenses of $1.8 million in the first quarter of fiscal year 2025. Acquisition related expenses typically consist of due diligence, integration, and valuation expenses incurred in connection with recent or pending acquisitions.

Gain on Sale of Business

We recorded a pre-tax gain on sale of the Procon business of $62.1 million for fiscal year 2023. In the first quarter of fiscal year 2024, we recorded an additional $0.3 million gain on the sale related to closing cash adjustments. The sale transaction and financial results of Procon are classified as continuing operations in the Consolidated Financial Statements.

Income from Operations

Income from operations for the first quarter of fiscal year 2025 was $24.1 million, compared to $26.9 million during the prior year quarter. The decrease of $2.8 million, or 10.5%, is primarily due to lower organic sales and acquisition related costs. The decreases are partially offset by contributions from recent acquisitions and productivity improvement initiatives.

Interest Expense

Interest expense for the first quarter of fiscal year 2025 was $1.0 million, a 23.4% decrease from interest expense of $1.3 million during the prior year quarter. Our effective interest rate for the three months ended September 30, 2024 was 2.41%.

Income Taxes

The Company's effective tax rate from continuing operations for the first quarter of the fiscal year ending June 30, 2025 was 21.4% compared with 23.8% for the prior year quarter. The tax rate was impacted in the current period by the following items: (i) a discrete tax benefit related to equity compensation, (ii) variations in the geographical mix of earnings; (iii) foreign withholding taxes and (iv) tax credits linked to federal research and development activities. The tax rate was impacted in the prior period by the following items: (i) a discrete tax benefit related to equity compensation, (ii) the jurisdictional mix of earnings, (iii) foreign withholding taxes, and (iv) federal research and development tax credits.

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

	As of September 30, 2024		As of September 30, 2023
	Total Backlog	Backlog under 1 year	Total Backlog	Backlog under 1 year
Electronics	$103,974	$92,581	$145,726	$131,424
Engraving	21,503	20,582	32,534	28,281
Scientific	2,729	2,729	2,876	2,876
Engineering Technologies	61,039	45,289	78,205	60,184
Specialty Solutions	17,708	17,473	18,575	18,402
Total	$206,953	$178,654	$277,916	$241,167

Total backlog realizable under one year decreased $62.5 million, or 25.9%, to $178.7 million at September 30, 2024, from $241.2 million at September 30, 2023.  The primary driver of the decrease is a $38.8 million reduction in the Electronics segment for the first quarter of fiscal year 2025, when compared to the prior year quarter.

Changes in backlog under one year are as follows (in thousands):

As of
(In thousands)	September 30, 2024
Backlog under 1 year, prior year period	$241,167
Components of change in backlog:
Organic change	(70,883)
Effect of acquisitions	8,370
Backlog under 1 year, current period	$178,654

Segment Analysis

Overall

Looking forward to the remainder of fiscal year 2025, we anticipate continued improvement in key financials metrics, supported by productivity initiatives.

In general, for the remainder of fiscal year 2025, we expect:

•	continued growth in hybrid and electric vehicle program with a ramp up of new business opportunities;
•	increased exposure to the high growth, high margin electrical grid end market as a result of the Amran/Narayan Group acquisition;
•	soft trim end market growth in APAC;
•	vaccine and cold storage demand to remain stable;
•	commercial aviation and defense end markets demand to increase based on current program expectations and new product development;
•	space markets to remain attractive, with volume to slightly increase from fiscal year 2024 due to new product development for existing customers;
•	refuse and dump end markets to remain stable while being supported by future investments in the U.S. infrastructure bill;
•	stable demand levels in food service equipment markets.

Electronics Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2024	2023	Change
Net sales	$77,733	$81,688	(4.8%)
Income from operations	17,027	16,334	4.2%
Operating income margin	21.9%	20.0%

Net sales in the first quarter of fiscal year 2025 decreased $4.0 million, or 4.8%, when compared to the prior year quarter.  The acquisitions of Sanyu, Minntronix and SEPL in fiscal year 2024 added $7.0 million, or 8.5%, in sales for the first quarter of fiscal year 2025.  Foreign currency impacts of $0.2 million, or 0.4%, also positively affected net sales compared to the prior year quarter. The organic sales decrease of $11.2 million, or 13.7%, negatively affected net sales compared to the prior year quarter. Organic sales were impacted by continued softness in Europe, primarily in the general industrial end markets and the effect of prior overstocking related to certain large customer accounts.

Income from operations in the first quarter of fiscal year 2025 increased by $0.7 million, or 4.2%, when compared to the prior year quarter. The operating income increase was the result of contributions from the recent acquisitions, productivity initiatives and product mix, partially offset by lower organic sales.

In the second quarter of fiscal year 2025, on a sequential basis, we expect significantly higher revenue, primarily driven by our recent Amran/Narayan Group acquisition and higher sales into fast growth end markets, and slightly to moderately higher operating margin, as the recent acquisition and pricing and productivity initiatives are partially offset by increased investments in selling, marketing, and research and development.

Engraving Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2024	2023	Change
Net sales	$33,363	$40,794	(18.2%)
Income from operations	5,824	7,595	(23.3%)
Operating income margin	17.5%	18.6%

Net sales in the first quarter of fiscal year 2025 decreased by $7.4 million, or 18.2%, when compared to the prior year quarter. Organic sales decreased by $7.1 million, or 17.5%, due to delays in new platform rollouts in North America and delays and general market softness in Europe. Foreign currency negative impacts on net sales were $0.3 million, or 0.7%.

Income from operations in the first quarter of fiscal year 2025 decreased by $1.8 million, or 23.3%, when compared to the prior year quarter.  The operating income decrease was driven by lower demand in North America and Europe, partially offset by productivity initiatives.

In the second quarter of fiscal year 2025, on a sequential basis, we expect moderately higher revenue and slightly higher operating margin due to favorable project timing in Asia and Europe, as well as productivity initiatives.

Scientific Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2024	2023	Change
Net sales	$17,693	$18,193	(2.7%)
Income from operations	4,749	4,930	(3.7%)
Operating income margin	26.8%	27.1%

Net sales in the first quarter of fiscal year 2025 decreased by $0.5 million, or 2.7%, when compared to the prior year quarter, reflecting lower demand from retail pharmacies, partially offset by higher volume from new product sales.

Income from operations in the first quarter of fiscal year 2025 decreased $0.2 million, or 3.7%, when compared to the prior year quarter.  The decrease is driven by lower sales volume and higher freight costs, partially offset by productivity initiatives.

In the second quarter of fiscal year 2025, on a sequential basis, we expect similar revenue and slightly lower operating margin due to investments in research and development and higher freight costs.

Engineering Technologies Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2024	2023	Change
Net sales	$20,530	$18,220	12.7%
Income from operations	4,010	3,017	32.9%
Operating income margin	19.5%	16.6%

Net sales in the first quarter of fiscal year 2025 increased by $2.3 million, or 12.7%, when compared to the prior year quarter.  The organic sales increase of $2.4 million, or 13.3%, was driven by more favorable project timing in the space end market which helped to drive growth in new product development and new applications. Foreign currency negative impacts on net sales were $0.1 million, or 0.6%.

Income from operations in the first quarter of fiscal year 2025 increased by $1.0 million, or 32.9%, when compared to the prior year quarter reflecting higher sales and pricing and productivity initiatives.

In the second quarter of fiscal year 2025, on a sequential basis, we expect similar to slightly higher revenue from new products and new applications and slightly lower operating margin due to project mix.

Specialty Solutions Group

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2024	2023	Change
Net sales	$21,145	$25,879	(18.3%)
Income from operations	3,548	5,617	(36.8%)
Operating income margin	16.8%	21.7%

Net sales in the first quarter of fiscal year 2025 decreased by $4.7 million, or 18.3%, when compared to the prior year quarter.  Organic sales for the group decreased $4.7 million, or 18.3%, as compared to the prior year quarter, reflecting softness in general market conditions in the Display Merchandising business and in the Hydraulics business.

Income from operations in the first quarter of fiscal year 2025 decreased $2.1 million, or 36.8%, when compared to the prior year quarter, due to lower volume in the Display Merchandising business and in the Hydraulics business.

In the second quarter of fiscal year 2025, on a sequential basis, we expect slightly higher revenue and operating margin.

Corporate and Other

	Three Months Ended
	September 30,		%
(In thousands, except percentages)	2024	2023	Change
Income (loss) from operations:
Corporate	$(8,133)	$(8,443)	(3.7%)
Acquisition related costs	(1,840)	(501)	267.3%
Restructuring costs	(1,086)	(1,906)	(43.0%)
Gain on sale of business	-	274	(100.0%)

Corporate expenses in the first quarter of fiscal year 2025 decreased slightly when compared to the prior year quarter due to a reduction in professional service fees.

The restructuring, gain on sale of business and acquisition related costs have been discussed above in the Company Overview.

Discontinued Operations

In pursuing our business strategy, the Company may divest certain businesses.  Future divestitures may be classified as discontinued operations based on their strategic significance to the Company. Net income (loss) from discontinued operations was less than $0.1 million for the three months ended September 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

At September 30, 2024, our total cash balance was $164.6 million, of which $118.0 million was held by foreign subsidiaries. The amount and timing of cash repatriation is dependent upon foreign exchange rates and each business unit’s operational needs including requirements to fund working capital, capital expenditure, and jurisdictional tax payments. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Net cash provided by continuing operating activities for the three months ended September 30, 2024, was $17.5 million compared to net cash provided by continuing operating activities of $16.4 million in the prior year.  We generated $27.7 million from income statement activities and used $6.7 million of cash to fund working capital and other balance sheet increases.  Cash flow used in investing activities for the three months ended September 30, 2024 totaled $6.3 million and consisted of $6.7 million used for capital expenditures offset by $0.4 million proceeds from sales of real estate and equipment. Cash used for financing activities for the three months ended September 30, 2024 totaled $6.3 million and consisted primarily of purchases of stock of $4.4 million and cash paid for dividends of $3.5 million.

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

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio, are maintained), and other general corporate purposes.  As of September 30, 2024, the Company used $3.1 million against the letter of credit sub-facility and had the ability to borrow $337.3 million under the facility based on our current trailing twelve-month EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants. The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition related charges up to the lower of $20.0 million or 10% of EBITDA.  The facility also allows for unlimited non-cash purchase accounting and goodwill adjustments.  At September 30, 2024, the Company’s Interest Coverage Ratio was 26.31:1.

Leverage Ratio The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period.  At September 30, 2024, the Company’s leverage ratio was 0.66:1.

As of September 30, 2024, we had borrowings under our facility of $150.0 million. In order to manage our interest rate exposure on these borrowings, we are party to $150.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from SOFR to a weighted average fixed rate of 0.85%.  The effective rate of interest for our outstanding borrowings, including the impact of the interest rate swaps, was 2.41%.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect fiscal year 2025 capital spending to be between $35.0 million and $40.0 million.  We expect that fiscal year 2025 depreciation and amortization expense will be between $24.0 million and $28.0 million and $8.0 million and $10.0 million, respectively.

The following table sets forth our capitalization:

(In thousands)	September 30, 2024	June 30, 2024
Long-term debt	$148,985	$148,876
Less cash and cash equivalents	(164,584)	(154,203)
Net (cash) debt	(15,599)	(5,327)
Stockholders' equity	658,021	621,503
Total capitalization	$642,422	$616,176

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $151.9 million at September 30, 2024, as compared to $142.3 million at the most recent measurement date, which occurred as of June 30, 2024. The next measurement date to determine plan assets and benefit obligations will be on June 30, 2025.

The Company expects to pay $2.9 million in contributions to its defined benefit plans during the remainder of fiscal year 2025. Contributions of $3.4 million and less than $0.1 million were made during the three months ended September 30, 2024 and 2023, respectively. There are required contributions of $2.5 million to the United States funded pension plan for the remainder of fiscal year 2025.  The Company expects to make contributions during the remainder of fiscal year 2025 of less than $0.1 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively. There are no required contributions to the plans in Japan or the U.K. Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for three retired executives. Current executives and new hires are not eligible for this program.  At September 30, 2024, the underlying policies had a cash surrender value of $12.1 million and are reported net of loans of $4.9 million for which we have the legal right of offset, these amounts are reported net on our balance sheet.

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

Critical Accounting Policies

The condensed consolidated financial statements include the accounts of Standex International Corporation and all of its subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements.  Although we believe that materially different amounts would not be reported due to the accounting policies adopted, the application of certain accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  Our Annual Report on Form 10-K for the year ended June 30, 2024 lists a number of accounting policies which we believe to be the most critical.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as loan payments, customer remittances, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At September 30, 2024 the fair value, in the aggregate, of the Company’s open foreign exchange contracts was a liability of $0.2 million.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at September 30, 2024, would not result in a material change in our operations, financial position, or cash flows.  We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate Risk

The Company’s effective interest rate on borrowings was 2.41% at September 30, 2024.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings and is mitigated by our use of interest rate swap agreements to modify our exposure to interest rate movements.  At September 30, 2024, we have $150.0 million of active floating to fixed rate swaps with terms through fiscal year 2025.  These swaps convert our interest payments from SOFR to a weighted average rate of 0.85%.  At September 30, 2024, the fair value, in the aggregate, of the Company’s interest rate swaps was assets of $2.5 million. A 25-basis point increase in interest rates would not materially change our annual interest expense as most of our outstanding debt is currently converted to fixed rate debts by means of interest rate swaps.

Concentration of Credit Risk

We have a diversified customer base. As such, the risk associated with concentration of credit risk is inherently minimized. As of September 30, 2024, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.     CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting during the quarterly period ended September 30, 2024 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities(1)
Quarter Ended September 30, 2024

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2024 - July 31, 2024	107	$165.00	107	$33,283

August 1, 2024 - August 31, 2024	24,703	176.68	24,703	28,919

September 1, 2024 - September 30, 2024	-	-	-	28,919

Total	24,810	$176.63	24,810	$28,919

(1)	The Company has a Stock Buyback Program (the “Program”) which was originally announced on January 30, 1985 and most recently amended on April 28, 2022. Under the Program, the Company is authorized to repurchase up to an aggregate of $200 million of its shares. Under the program, purchases may be made from time to time on the open market, including through 10b5-1 trading plans, or through privately negotiated transactions, block transactions, or other techniques in accordance with prevailing market conditions and the requirements of the Securities and Exchange Commission. The Board’s authorization is open-ended and does not establish a timeframe for the purchases. The Company is not obligated to acquire a particular number of shares, and the program may be discontinued at any time at the Company’s discretion.

ITEM 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2024.

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

STANDEX INTERNATIONAL CORPORATION

Date:	November 1, 2024	/s/ ADEMIR SARCEVIC
Ademir Sarcevic
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	November 1, 2024	/s/ AMY GAGNON
Amy Gagnon
Vice President/Chief Accounting Officer