Form 10-Q
period 2024-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 2025-01-31
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

The number of shares of Registrant's Common Stock outstanding on January 28, 2025 was 11,898,080.

STANDEX INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	December 31,	June 30,
(In thousands, except share and per share data)	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$121,147	$154,203
Accounts receivable, less allowance for credit losses of $3,170 and $1,882 at December 31, 2024 and June 30, 2024, respectively	153,172	121,365
Inventories	103,984	87,106
Contract assets	55,599	45,393
Prepaid expenses and other current assets	31,020	22,028
Total current assets	464,922	430,095

Property, plant, and equipment, net	137,613	134,963
Intangible assets, net	207,504	78,673
Goodwill	586,712	281,283
Deferred tax asset	21,981	17,450
Operating lease right-of-use asset	39,987	37,078
Other non-current assets	24,219	25,515
Total non-current assets	1,018,016	574,962

Total assets	$1,482,938	$1,005,057

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$73,390	$63,364
Accrued liabilities	59,584	56,698
Income taxes payable	5,179	7,503
Total current liabilities	138,153	127,565

Long-term debt	534,297	148,876
Operating lease long-term liabilities	33,914	30,725
Accrued pension and other non-current liabilities	93,905	76,388
Total non-current liabilities	662,116	255,989

Contingencies (Note 15)

Redeemable noncontrolling interest	26,635	-

Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000 shares authorized, 27,984,278 shares issued, 11,986,117 and 11,761,700 shares outstanding at December 31, 2024 and June 30, 2024	41,976	41,976
Additional paid-in capital	132,327	106,193
Retained earnings	1,097,857	1,086,277
Accumulated other comprehensive loss	(187,769)	(182,956)
Treasury shares: 15,998,161 and 16,222,578 shares at December 31, 2024 and June 30, 2024	(428,357)	(429,987)
Total stockholders' equity	656,034	621,503

Total liabilities and stockholders' equity	$1,482,938	$1,005,057

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2024	2023	2024	2023
Net sales	$189,814	$178,400	$360,278	$363,174
Cost of sales	118,367	106,737	218,758	218,876
Gross profit	71,447	71,663	141,520	144,298
Selling, general, and administrative expenses	45,664	43,276	88,712	86,861
(Gain) loss on sale of business	-	-	-	(274)
Restructuring costs	920	1,360	2,006	3,266
Acquisition related costs	16,400	1,195	18,240	1,696
Total operating expenses	62,984	45,831	108,958	91,549
Income from operations	8,463	25,832	32,562	52,749
Interest expense	5,575	1,019	6,552	2,295
Other non-operating (income) expense, net	890	332	862	1,178
Income from continuing operations before income taxes	1,998	24,481	25,148	49,276
Provision for income taxes	710	5,409	5,672	11,312
Income from continuing operations	1,288	19,072	19,476	37,964
Income (loss) from discontinued operations, net of tax	(13)	(201)	(4)	(279)
Net income	1,275	18,871	19,472	37,685
Less: net income attributable to redeemable noncontrolling interest	418	-	418	-
Net income attributable to Standex International Corporation	$857	$18,871	$19,054	$37,685

Basic earnings (loss) per share attributable to Standex International Corporation shareholders:
Continuing operations	$0.07	$1.62	$1.60	$3.22
Discontinued operations	-	(0.02)	-	(0.02)
Total	$0.07	$1.60	$1.60	$3.20
Diluted earnings (loss) per share attributable to Standex International Corporation shareholders:
Continuing operations	$0.07	$1.61	$1.59	$3.19
Discontinued operations	-	(0.02)	-	(0.02)
Total	$0.07	$1.59	$1.59	$3.17

Weighted average number of shares:
Basic	11,942	11,791	11,872	11,762
Diluted	12,025	11,858	11,972	11,891

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2024	2023	2024	2023
Net income	$1,275	$18,871	$19,472	$37,685
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs, net of tax	$266	$(133)	$48	$(12)
Amortization of unrecognized costs, net of tax	798	597	1,597	1,193
Derivative instruments:
Change in unrealized gains (losses), net of tax	137	(675)	(154)	110
Amortization of unrealized gains (losses) into interest expense, net of tax	(1,101)	(1,280)	(2,385)	(2,781)
Foreign currency translation gains (losses), net of tax	(27,447)	13,506	(4,436)	4,406
Other comprehensive income (loss)	(27,347)	12,015	(5,330)	2,916
Total comprehensive income (loss)	(26,072)	30,886	14,142	40,601
Less: comprehensive (loss) attributable to redeemable noncontrolling interest	(99)	-	(99)	-
Total comprehensive income (loss) attributable to Standex International Corporation	$(25,973)	$30,886	$14,241	$40,601

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

For the three month period ended					Accumulated Other
December 31, 2024	Redeemable		Additional		Comprehensive	Treasury Stock		Total
(in thousands, except as specified)	Noncontrolling Interest	Common Stock	Paid- in Capital	Retained Earnings	Income (Loss)	Shares	Amount	Stockholders' Equity
Balance, September 30, 2024	$-	$41,976	$108,383	$1,100,924	$(160,939)	16,171	$(432,323)	$658,021
Stock issued under incentive compensation plans and employee purchase plans	-	-	(525)	-	-	(25)	679	154
Stock issued for business acquisition			21,882	-	-	(152)	4,071	25,953
Fair value of noncontrolling interest at acquisition	26,734	-	-	-				-
Stock-based compensation	-	-	2,587	-	-	-	-	2,587
Treasury stock acquired	-	-			-	4	(784)	(784)
Comprehensive income:
Net income	418	-	-	857	-	-	-	857
Foreign currency translation adjustment	(517)	-	-	-	(26,930)	-	-	(26,930)
Pension, net of tax of $0.3 million	-	-	-	-	1,064	-	-	1,064
Change in fair value of derivatives, net of tax of $0.3 million	-	-	-	-	(964)	-	-	(964)
Dividends declared ($0.32 per share)	-	-	-	(3,924)	-	-	-	(3,924)
Balance, December 31, 2024	$26,635	$41,976	$132,327	$1,097,857	$(187,769)	15,998	$(428,357)	$656,034
					Accumulated Other
For the three month period ended December31, 2023	Redeemable		Additional		Comprehensive	Treasury Stock		Total
(in thousands, except as specified)	Noncontrolling Interest	Common Stock	Paid- in Capital	Retained Earnings	Income (Loss)	Shares	Amount	Stockholders' Equity
Balance, September 30, 2023	$-	$41,976	$98,713	$1,042,695	$(167,576)	16,189	$(421,169)	$594,639
Stock issued under incentive compensation plans and employee purchase plans	-	-	(145)	-	-	(22)	567	422
Stock-based compensation	-	-	2,630	-	-	-	-	2,630
Treasury stock acquired	-	-	-	-	-	34	(4,509)	(4,509)
Comprehensive income:
Net income	-	-	-	18,871	-	-	-	18,871
Foreign currency translation adjustment	-	-	-	-	13,506	-	-	13,506
Pension, net of tax of $0.2 million	-	-	-	-	464	-	-	464
Change in fair value of derivatives, net of tax of $0.7 million	-	-	-	-	(1,955)	-	-	(1,955)
Dividends declared ($0.30 per share)	-	-	-	(3,497)	-	-	-	(3,497)
Balance, December 31, 2023	$-	$41,976	$101,198	$1,058,069	$(155,561)	16,201	$(425,111)	$620,571

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

For the six month period ended					Accumulated Other
December 31, 2024	Redeemable		Additional		Comprehensive	Treasury Stock		Total
(in thousands, except as specified)	Noncontrolling Interest	Common Stock	Paid-in Capital	Retained Earnings	Income (Loss)	Shares	Amount	Stockholders' Equity
Balance, June 30, 2024	$-	$41,976	$106,193	$1,086,277	$(182,956)	16,222	$(429,987)	$621,503
Stock issued under incentive compensation plans and employee purchase plans	-	-	(903)	-	-	(101)	2,693	1,790
Stock issued for business acquisition	-	-	21,882	-	-	(152)	4,071	25,953
Fair value of noncontrolling interest at acquisition	26,734	-	-	-	-	-	-	-
Stock-based compensation	-	-	5,155	-	-	-	-	5,155
Treasury stock acquired	-	-			-	29	(5,134)	(5,134)
Comprehensive income:
Net Income	418	-	-	19,054	-	-	-	19,054
Foreign currency translation adjustment	(517)	-	-	-	(3,919)	-	-	(3,919)
Pension, net of tax of $0.5 million	-	-	-	-	1,645	-	-	1,645
Change in fair value of derivatives, net of tax of $0.8 million	-	-	-	-	(2,539)	-	-	(2,539)
Dividends declared ($0.62 per share)	-	-	-	(7,474)	-	-	-	(7,474)
Balance, December 31, 2024	$26,635	$41,976	$132,327	$1,097,857	$(187,769)	15,998	$(428,357)	$656,034
					Accumulated Other
For the six month period ended December31, 2023	Redeemable		Additional		Comprehensive	Treasury Stock		Total
(in thousands, except as specified)	Noncontrolling Interest	Common Stock	Paid-in Capital	Retained Earnings	Income (Loss)	Shares	Amount	Stockholders' Equity
Balance, June 30, 2023	$-	$41,976	$100,555	$1,027,279	$(158,477)	16,239	$(403,884)	$607,449
Stock issued under incentive compensation plans and employee purchase plans	-	-	(4,181)	-	-	(210)	5,370	1,189
Stock-based compensation	-	-	4,824	-	-	-	-	4,824
Treasury stock acquired	-	-	-	-	-	172	(26,597)	(26,597)
Comprehensive income:
Net income	-	-	-	37,685	-	-	-	37,685
Foreign currency translation adjustment	-	-	-	-	4,406	-	-	4,406
Pension, net of tax of $0.4 million	-	-	-	-	1,181	-	-	1,181
Change in fair value of derivatives, net of tax of $0.9 million	-	-	-	-	(2,671)	-	-	(2,671)
Dividends declared ($0.58 per share)	-	-	-	(6,895)	-	-	-	(6,895)
Balance, December 31, 2023	$-	$41,976	$101,198	$1,058,069	$(155,561)	16,201	$(425,111)	$620,571

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

 Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	December 31,
(In thousands)	2024	2023
Cash flows from operating activities
Net income	$19,472	$37,685
Income (loss) from discontinued operations	(4)	(279)
Income from continuing operations	19,476	37,964
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,566	13,969
Stock-based compensation	5,155	4,824
Non-cash portion of restructuring charge	(896)	346
(Gain) loss on sale of business	-	(274)
Contributions to defined benefit plans	(4,766)	(1,541)
Changes in operating assets and liabilities, net	(7,873)	(15,121)
Net cash provided by (used in) operating activities - continuing operations	26,662	40,167
Net cash provided by (used in) operating activities - discontinued operations	(31)	(422)
Net cash provided by (used in) operating activities	26,631	39,745
Cash flows from investing activities
Expenditures for property, plant, and equipment	(13,690)	(8,587)
Proceeds from sale of business	-	274
Expenditures for acquisitions, net of cash acquired	(419,652)	(29,229)
Other investing activity	3,904	-
Net cash provided by (used in) investing activities	(429,438)	(37,542)
Cash flows from financing activities
Proceeds from borrowings	724,313	-
Payments of debt	(339,110)	(25,000)
Activity under share-based payment plans	1,792	1,189
Purchases of treasury stock and other	(9,582)	(26,650)
Cash dividends paid	(7,362)	(6,840)
Net cash provided by (used in) financing activities	370,051	(57,301)
Effect of exchange rate changes on cash and cash equivalents	(300)	1,816
Net change in cash and cash equivalents	(33,056)	(53,282)
Cash and cash equivalents at beginning of year	154,203	195,706
Cash and cash equivalents at end of period	$121,147	$142,424

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$3,555	$2,222
Income taxes, net of refunds	$6,245	$14,010
Stock issued for business acquisition	$25,953	$-

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1)     Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and six months ended December 31, 2024 and 2023, the cash flows for the six months ended December 31, 2024 and 2023 and the financial position of Standex International Corporation (“Standex”, the “Company”, “we”, “us”, or “our”), at December 31, 2024. The interim results are not necessarily indicative of results for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2024. The condensed consolidated balance sheet at June 30, 2024 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2024. Unless otherwise noted, references to years are to the Company’s fiscal years. Currently the fiscal year end is June 30.  For further clarity, the Company's fiscal year 2025 includes the twelve-month period from July 1, 2024 to June 30, 2025.

The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. Estimates are based on historical experience, actuarial estimates, current conditions and various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when they are not readily apparent from other sources. These estimates assist in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results  may differ from these estimates under different assumptions or conditions. The estimates and assumptions used in the preparation of the consolidated financial statements have considered the implications on the Company as a result of ongoing global events and related economic impacts. As a result, there is heightened volatility and uncertainty around supply chain performance, labor availability, and customer demand. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of  December 31, 2024 and the issuance date of the quarterly report on Form 10-Q.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company evaluated subsequent events through the date and time its unaudited condensed consolidated financial statements were issued.

Research and development expenditures are expensed as incurred. Total research and development costs, which are classified under selling, general, and administrative expenses were $5.3 million and $5.1 million for the three months ended  December 31, 2024 and 2023, respectively. Total research and development costs were $10.2 million and $10.4 million for the six months ended December 31, 2024 and 2023, respectively.

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

2)     Acquisitions

The Company completed three acquisitions in the second quarter of fiscal 2025.  At the time of the acquisition and as of  December 31, 2024, the Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

Amran/Narayan Group

On October 28, 2024 (“Closing Date”), the Company acquired, in separate transactions, 100% of the outstanding membership interest in Amran LLC (“Amran”), a privately-held company based in Houston, Texas, pursuant to a Securities Purchase Agreement (the “Amran Purchase Agreement”) and through its wholly owned subsidiary, Mold-Tech Singapore PTE LTD (“Mold-Tech Singapore”), 90.1% of the capital stock of Narayan Powertech Private Limited (“Narayan”), a privately-held India-based company, pursuant to a Securities Purchase Agreement (the “Narayan Purchase Agreement”) (collectively the “Amran/Narayan Group”). With manufacturing locations in the United States and India, Amran/Narayan Group is a leading manufacturer of low voltage and medium voltage instrument transformers. Its custom product portfolio is specifically designed and developed in partnership with OEMs for their specific equipment related to electrical grid applications. This acquisition continues our portfolio strategy of focusing our higher-margin business segments in faster-growing markets. Amran/Narayan Group results are reported within the Company's Electronics segment.

Total consideration for Amran aggregated $179.2 million consisting of $153.2 million in cash consideration and 152,299 shares of Standex common stock, issued out of the Company's treasury shares, with a fair value of $26.0 million, subject to customary post-closing adjustments. The fair value of Standex common stock issued as part of the consideration for Amran was determined on the basis of the closing market price of our common shares on the Closing Date. The total consideration for the 90.1% interest in Narayan consisted of a cash payment of $261.6 million, subject to customary closing adjustments. Subject to receipt of regulatory approval from the Reserve Bank of India (“RBI”), Mold-Tech Singapore will acquire the remaining 9.9% of the capital stock of Narayan in a second closing for shares of Standex common stock with a fair value of $26.7 million ("Share Swap Provision").

Additionally, on October 28, 2024, as contemplated by the Narayan Purchase Agreement, the Company, Mold-Tech Singapore and the owners of the remaining 9.9% ownership interest in Narayan, which was not acquired by the Company, entered into a Shareholders’ Agreement. The Shareholders’ Agreement provides the noncontrolling interest holders with certain put rights upon the expiration of the Share Swap Provision.  The noncontrolling interest holders will have the right (but not an obligation) to transfer up to their remaining interest in Narayan for a period of three years ("Put Option Period") to Mold-Tech Singapore.  Subsequent to the expiration of the Put Option Period, Mold-Tech Singapore will have the right (but not an obligation) to acquire the remaining interest in Narayan for an additional three year consecutive period.

The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed and noncontrolling interest based on a valuation of their fair values on the Closing Date. Goodwill recorded from this transaction is attributable to Amran/Narayan Group’s technical and applications expertise, which is highly complementary to the Company's existing business.

Identifiable intangible assets of $135.0 million consist primarily of $28.7 million for indefinite lived tradenames and $106.3 million of customer relationships to be amortized over 12 years. The goodwill of $298.9 million created by the transaction is deductible for income tax purposes. The accounting for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management's best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The fair value of the noncontrolling interest in Narayan was determined based on the consideration expected to be transferred by the Company for its controlling ownership interest based on the Standex share price at the Closing Date.

The following table summarizes the allocation of the aggregate total consideration for the Amran/Narayan Group to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interest assumed (in thousands):

Preliminary Allocation as of December 31, 2024
Fair value of business combination:
Total cash consideration	$414,852
Less: cash acquired	(7,126)
Stock consideration	25,953
Total	$433,679

Identifiable assets acquired and liabilities assumed:
Other acquired assets	$11,799
Accounts receivable	27,670
Inventories	14,017
Customer backlog	9,500
Property, plant, and equipment	1,158
Identifiable intangible assets	135,000
Goodwill	298,938
Deferred tax liabilities, net	(19,932)
Other liabilities assumed	(17,737)
Total identifiable assets acquired and liabilities assumed	460,413

Redeemable noncontrolling interest (see Note 18)	(26,734)

Total identifiable assets, liabilities and redeemable noncontrolling interest	$433,679

The initial allocation of the purchase price is based upon a preliminary valuation, and accordingly, our estimates and assumptions are subject to change as we obtain additional information during the measurement period. The Company anticipates finalizing the purchase price allocation within 12 months from the acquisition date.

The following table reflects the unaudited pro forma operating results of the Company for the three and six months ended December 31, 2024 and 2023, respectively, which give effect to the acquisition of the Amran/Narayan Group as if it had occurred effective July 1, 2023. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective as of the date indicated, nor are they intended to be indicative of results that may occur in the future. The pro forma information does not include the effects of any synergies related to the Amran/Narayan Group acquisition, transactions between the entities prior to acquisition, or the pre-acquisition impact of other businesses acquired by the Company during this period as they were not material to the Company’s historical results of operations. Pro forma earnings during the periods presented were adjusted to include the following adjustments:

●	Amortization of inventory step-up to fair value assuming inventory turns within a two-month period;

●	Amortization of definite-lived intangible assets recognized at fair value that exceed one year as if acquired July 1, 2023;

●	Non-recurring acquisition-related costs have been excluded from net income;

●

Interest expense (including amortization of loan discount) on the Term Loan Credit Agreement entered into in connection with the acquisition as if the loan was obtained July 1, 2023. The interest rate assumed for purposes of the pro forma financial information was 7.7% on average as the rate in agreement is a variable rate plus certain margins; and

●	Income tax expense (benefit) was adjusted related to the above pro forma adjustments using an estimated tax rate of 22.6%.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2024	2023	2024	2023
Net sales	$199,035	$201,095	$396,721	$405,486
Net income	16,220	17,788	43,943	33,186

The Company incurred acquisition-related costs of $11.2 million and $12.8 million, respectively, for the three and six months ended December 31, 2024, which are reported separately in the consolidated statements of operations.

From the date of acquisition, the Amran/Narayan Group has contributed $19.5 million of net sales and $0.9 million of net income for the periods ended December 31, 2024.

Nascent Technology

On November 18, 2024, the Company purchased all of the issued and outstanding equity interests of Nascent Technology Manufacturing, LLC ("Nascent") for $7.6 million, net of cash acquired.  Its results are reported in the Electronics segment.  The goodwill of $6.5 million created by the transaction is not deductible for income tax purposes.

Custom Biogenic Systems

On  November 13, 2024, the Company purchased all of the issued and outstanding equity interests of Custom Biogenic Systems for $4.4 million, net of cash acquired. Its results are reported within the Company's Scientific segment.

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

Identifiable intangible assets of $2.9 million consist primarily of $0.7 million for indefinite lived tradenames and $2.2 million for customer relationships to be amortized over 12 years. The goodwill of $9.1 million created by the transaction is not deductible for income tax purposes. The accounting for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management's best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

The components of the fair value of the Sanyu acquisition, including the preliminary allocation of the purchase price are as follows (in thousands):

	Preliminary Allocation as of March 31, 2024	Adjustments	Preliminary Allocation as of December 31, 2024
Total purchase consideration:
Cash payments	$22,178	$-	$22,178
Holdbacks	2,464	-	2,464
Less cash acquired	(3,711)	-	(3,711)
Total	$20,931	$-	$20,931

Identifiable assets acquired and liabilities assumed:
Other acquired assets	$9,453	$(1,462)	$7,991
Inventories	5,709	(5)	5,704
Property, plant, and equipment	4,791	(254)	4,537
Identifiable intangible assets	2,600	300	2,900
Goodwill	6,696	2,404	9,100
Liabilities assumed	(8,318)	(983)	(9,301)
Total	$20,931	$-	$20,931

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

Identifiable intangible assets of $10.7 million consist primarily of $3.2 million for indefinite lived tradenames and $7.5 million for customer relationships to be amortized over 15 years. The goodwill of $13.9 million created by the transaction is not deductible for income tax purposes. The accounting for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management's best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

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

Acquisition Related Costs

Acquisition related costs include costs related to acquired businesses and other pending acquisitions. These costs consist of (i) deferred compensation arrangements and (ii) acquisition related professional service fees and expenses, including financial advisory, legal, accounting, and other outside services incurred in connection with integration and acquisition activities, and regulatory matters related to acquired entities. These costs do not include purchase accounting expenses, which we define as acquired backlog and the step-up of inventory to fair value, or the amortization of the acquired intangible assets.

Acquisition related costs for the three months ended December 31, 2024 and 2023 were $16.4 million and $1.2 million, respectively. Acquisition related costs for the six months ended  December 31, 2024 and 2023 were $18.2 million and $1.7 million, respectively.

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

Disaggregation of Revenue from Contracts with Customers

The following table presents revenue from disaggregated by product line and segment (in thousands):

	Three Months Ended
Revenue by Product Line	December 31, 2024	December 31, 2023

Electronics	$95,923	$79,419

Engraving Services	28,844	38,467
Engraving Products	2,610	2,378
Total Engraving	31,454	40,845

Scientific	18,477	16,292

Engineering Technologies	22,649	19,887

Hydraulics Cylinders and Systems	12,067	11,881
Merchandising & Display	9,244	10,076
Total Specialty Solutions	21,311	21,957

Total revenue by product line	$189,814	$178,400

	Six Months Ended
Revenue by Product Line	December 31, 2024	December 31, 2023

Electronics	$173,656	$161,107

Engraving Services	58,664	77,203
Engraving Products	6,153	4,436
Total Engraving	64,817	81,639

Scientific	36,170	34,485

Engineering Technologies	43,179	38,107

Hydraulics Cylinders and Systems	23,689	26,610
Merchandising & Display	18,767	21,226
Total Specialty Solutions	42,456	47,836

Total revenue by product line	$360,278	$363,174

The following table presents revenue from continuing operations disaggregated by geography based on the Company’s locations (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Net sales	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
United States	$111,532	$110,167	$212,268	$224,668
Asia Pacific	49,706	32,742	87,401	64,151
EMEA (1)	26,368	31,632	55,638	66,100
Other Americas	2,208	3,859	4,971	8,255
Total	$189,814	$178,400	$360,278	$363,174

(1)   EMEA consists primarily of Europe, Middle East and S. Africa.

The following table presents revenue from continuing operations disaggregated by timing of recognition (in thousands):

	Three Months Ended
Timing of Revenue Recognition	December 31, 2024	December 31, 2023
Products and services transferred at a point in time	$169,034	$160,204
Products transferred over time	20,780	18,196
Net sales	$189,814	$178,400

	Six Months Ended
Timing of Revenue Recognition	December 31, 2024	December 31, 2023
Products and services transferred at a point in time	$321,721	$327,429
Products transferred over time	38,557	35,745
Net sales	$360,278	$363,174

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

The following table provides information about contract assets and liability balances (in thousands):

	June 30, 2024	Additions	Deductions	December 31, 2024
Six months ended December 31, 2024
Contract assets:
Prepaid expenses and other current assets	$45,393	$36,004	$25,798	$55,599
Contract liabilities:
Customer deposits	1,766	1,805	2,377	1,194

	June 30, 2023	Additions	Deductions	December 31, 2023
Six months ended December 31, 2023
Contract assets:
Prepaid expenses and other current assets	$31,138	$33,565	$30,201	$34,502

We recognized the following revenue which was included in the contract liability beginning balances (in thousands):

	December 31, 2024	December 31, 2024
Revenue recognized in the period from:	Three months ended	Six months ended
Amounts included in the contract liability balance at the beginning of the period	$-	$1,766

	December 31, 2023	December 31, 2023
Revenue recognized in the period from:	Three months ended	Six months ended
Amounts included in the contract liability balance at the beginning of the period	$-	$-

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

There were no transfers of assets or liabilities between any levels of the fair value measurement hierarchy at December 31, 2024 or  June 30, 2024. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, accounts payable, and debt are carried at cost, which approximates fair value.

The fair values of financial instruments were as follows (in thousands):

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$5,372	$5,372	$-	$-
Interest rate swaps	1,261	-	1,261	-
Debt securities	2,589	-	-	2,589
Equity securities	1,942	-	-	1,942

Liabilities
Contingent consideration (a)	$660	$-	$-	$660

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$4,917	$4,917	$-	$-
Interest rate swaps	4,673	-	4,673	-
Debt securities	2,679	-	-	2,679
Equity securities	2,009	-	-	2,009

Liabilities
Contingent consideration(a)	$660	$-	$-	$660

(a) The fair value of our contingent consideration arrangement is determined based on our evaluation as to the probability and amount of any deferred compensation that has been earned to date.

The Company is obligated to pay contingent consideration to the sellers of SEPL in the event that certain financial targets are achieved during the two years following acquisition, which occurred in the fourth quarter of fiscal year 2024.  As of December 31, 2024, the maximum liability under this arrangement is $0.7 million.

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

The Company invested $1.9 million for equity securities of a company whose securities are not publicly traded and where fair value is not readily available. This was recorded as investments within other non-current assets in the consolidated balance sheets to reflect the initial fair value of the stock acquired. These investments are recorded using either the equity method of accounting or the cost minus impairment adjusted for observable price changes, depending on ownership percentage and other factors that suggest significant influence. The Company concluded it does not have a significant ownership percentage or influence. The Company monitors these investments to evaluate whether any increase or decline in the value has occurred, based on the implied value of recent company financings, public market prices of comparable companies and general market conditions.

In the third quarter of fiscal year 2023, the Company also purchased $2.6 million of debt securities from the same privately held company. The available for sale asset was recorded as a current asset in the prepaid expenses and other current assets line of the consolidated balance sheet to reflect the initial fair value of the instrument acquired. This asset was originally due to mature one year from the date of issuance. In the first quarter of fiscal year 2025, the maturity was extended to the end of the third quarter of fiscal year 2025. Available-for-sale debt securities are recorded at fair market value and unrealized gains and losses are included in accumulated other comprehensive income (loss) in equity, net of related tax effects. Realized gains and losses are reported in other non-operating (income) expense, net.

There have been no changes in the fair value of the estimates for the Level 3 assets in fiscal year 2025 other than the impact of foreign exchange, which represents the decrease in the fair values from the prior year.

The Company updates its assumptions each reporting period based on new developments and records such amounts at fair value based on the revised assumptions until the agreements expire.

5)     Inventories

Inventories from continuing operations are comprised of the following (in thousands):

	December 31, 2024	June 30, 2024
Raw materials	$49,190	$44,536
Work in process	14,708	16,202
Finished goods	40,086	26,368
Total	$103,984	$87,106

Distribution costs associated with the sale of inventory, which are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations were $2.5 million and $2.9 million for the three months ended  December 31, 2024 and 2023, respectively.  Distribution costs were $4.9 million and $6.1 million for the six months ended  December 31, 2024 and 2023, respectively.

6)     Goodwill

Changes to goodwill by reportable segment during the period were as follows (in thousands):

	June 30, 2024	Acquisitions	Translation Adjustment	December 31, 2024
Electronics	$149,910	$306,348	$(1,881)	$454,377
Engraving	76,605	-	1,054	77,659
Scientific	15,454	-	-	15,454
Engineering Technologies	36,255	-	(92)	36,163
Specialty Solutions	3,059	-	-	3,059
Total	$281,283	$306,348	$(919)	$586,712

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

The change in warranty reserves from continuing operations, which are recorded as a component of accrued liabilities were as follows (in thousands):

	December 31, 2024	June 30, 2024
Balance at beginning of year	$2,209	$2,094
Acquisitions and other charges	28	92
Warranty expense	431	2,230
Warranty claims	(166)	(2,207)
Balance at end of period	$2,502	$2,209

8)     Debt

Long-term debt is comprised of the following (in thousands):

	December 31, 2024	June 30, 2024
Bank credit agreements	$535,203	$150,000
Total funded debt	535,203	150,000
Issuance cost	(906)	(1,124)
Total long-term debt	$534,297	$148,876

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

During the second quarter of fiscal year 2025, the Company entered into a $250 million 364-day term loan with existing lenders. Also during the period, the Company converted the 364-day term loan into an exercise of the accordion feature under its existing credit facilities. In connection with the conversion of the loan, the Company entered into a Second Amendment to Third Amended and Restated Credit Agreement. This amendment expanded the total available credit under the Revolving Credit Agreement from $500 million to $825 million.

At December 31, 2024, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $3.2 million and had the ability to borrow $94.0 million under the facility. Funds borrowed under the Facility  may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio, are maintained), and other general corporate purposes.  The Facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants which the Company was compliant with as of  December 31, 2024.  At December 31, 2024, the carrying value of the current borrowings approximates fair value.

9)       Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2024	June 30, 2024
Payroll and employee benefits	$18,723	$26,657
Operating lease current liability	9,232	8,289
Accrued taxes payable	5,754	1,566
Accrued interest	3,658	864
Warranty reserves	2,502	2,209
Workers' compensation	1,140	1,135
Restructuring costs	551	1,447
Contingent consideration	330	330
Other	17,694	14,201
Total	$59,584	$56,698

Prior year components of accrued taxes payable and accrued interest have been conformed to current year presentation.

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

The Company’s effective swap agreements convert the base borrowing rate on $150 million of debt due under our Facility from a variable rate equal to 1 month Secured Overnight Financing Rate (SOFR) to a weighted average fixed rate of 0.85% at December 31, 2024. The fair value of the swaps, recognized in accumulated other comprehensive income, is as follows (in thousands, except percentages):

Effective Date	Notional Amount	Fixed Interest Rate	Maturity	December 31, 2024	June 30, 2024
February 23, 2023	100,000	0.86%	March 23, 2025	$787	$3,045
May 25, 2023	25,000	0.81%	April 24, 2025	275	863
February 24, 2023	25,000	0.86%	March 24, 2025	199	765
				$1,261	$4,673

The Company reported no losses for the three and six months ended December 31, 2024, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense. Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as collections from customers and loan payments between subsidiaries. The Company enters into such contracts for hedging purposes only.  At December 31, 2024 and June 30, 2024, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized losses and gains of less than $0.1 million respectively, which approximate the unrealized gains and losses on the related loans. The contracts have maturity dates through fiscal year 2025, which correspond to the related intercompany loans.

The notional amounts of the Company’s forward contracts, by currency, are as follows (in thousands):

Currency	December 31, 2024	June 30, 2024
USD	3,000	4,159
CAD	6,079	6,079
JPY	1,950,000	-

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

Asset Derivatives
	December 31, 2024		June 30, 2024
Derivative designated	Balance Sheet		Balance Sheet
as hedging instruments	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$1,261	Prepaid expenses and other current assets	$4,673

Liability Derivatives
	December 31, 2024		June 30, 2024
Derivative designated	Balance Sheet		Balance Sheet
as hedging instruments	Line Item	Fair Value	Line Item	Fair Value
Foreign exchange contracts	Accrued liabilities	$-	Accrued liabilities	$-

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Interest rate swaps	$180	$(903)	$(204)	$(275)
Foreign exchange contracts	-	-	-	315
	$180	$(903)	$(204)	$40

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to net income for the periods ended (in thousands):

Details about Accumulated					Affected line item
Other Comprehensive	Three Months Ended		Six Months Ended		in the Unaudited
Income (Loss) Components	December 31,		December 31,		Condensed Statements
	2024	2023	2024	2023	of Operations
Interest rate swaps	$(1,454)	$(1,713)	$(3,151)	$(3,433)	Interest expense
Foreign exchange contracts	-	-	-	(215)	Other non-operating (income) expense, net
	$(1,454)	$(1,713)	$(3,151)	$(3,648)

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

Net periodic benefit cost for the Company’s U.S. and foreign pension benefit plans for the periods ended consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Service cost	$-	$-	$62	$40
Interest cost	2,386	2,473	302	292
Expected return on plan assets	(2,641)	(2,779)	(343)	(346)
Recognized net actuarial loss	1,055	951	-	(150)
Amortization of prior service cost	-	-	(1)	(1)
Net periodic (benefit) cost	$800	$645	$20	$(165)

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Service cost	$-	$-	$125	$81
Interest cost	4,772	4,946	608	589
Expected return on plan assets	(5,282)	(5,558)	(690)	(699)
Recognized net actuarial loss	2,111	1,902	-	(302)
Amortization of prior service cost	-	-	(2)	(2)
Net periodic (benefit) cost	$1,601	$1,290	$41	$(333)

The following table sets forth the amounts recognized for the Company's defined benefit pension plans (in thousands):

Amounts recognized in the consolidated balance sheets consist of:	December 31, 2024	June 30, 2024
Prepaid benefit cost	$2,726	$2,570
Current liabilities	(239)	(791)
Non-current liabilities	(37,959)	(42,667)
Net amount recognized	$(35,472)	$(40,888)

The contributions made to defined benefit plans are presented below along with remaining contributions to be made for fiscal year 2025 (in thousands):

	Fiscal Year 2025		Remaining
	Three Months Ended	Six Months Ended	Contributions
Contributions to defined benefit plans	December 31, 2024	December 31, 2024	FY 2025
United States, funded plan	$1,360	$4,712	$1,125
United States, unfunded plan	27	54	117
Germany, unfunded plan	-	-	261
	$1,387	$4,766	$1,503

12)     Income Taxes

The Company's effective tax rate from continuing operations for the second quarter of fiscal year 2025 and for the first six months of fiscal year 2025 was 35.5% and 22.6% compared with 22.1% and 23.0% for the prior year quarter and prior year period, respectively.

The tax rate was impacted for the second quarter of fiscal year 2025 and for the first six months of fiscal year 2025 by the following items: (i) a discrete tax benefit related to equity compensation, (ii) a discrete tax expense related to the write-off of foreign deferred tax assets, (iii) the jurisdictional mix of earnings, (iv) foreign withholding taxes and (v) federal research and development tax credits.

The tax rate was impacted in the prior year quarter and prior year period, respectively by the following items: (i) a discrete tax benefit related to equity compensation, (ii) the jurisdictional mix of earnings, (iii) foreign withholding taxes, and (iv) federal research and development tax credits.

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

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Basic - Average shares outstanding	11,942	11,791	11,872	11,762
Dilutive effect of unvested, restricted stock awards	83	67	100	129
Diluted - Average shares outstanding	12,025	11,858	11,972	11,891

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share. There were no outstanding instruments that had an anti-dilutive effect at December 31, 2024 or 2023.

Performance stock units of 111,830 and 89,434 for the six months ended  December 31, 2024 and 2023, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

14)     Accumulated Other Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	December 31, 2024	June 30, 2024
Foreign currency translation adjustment	$(95,847)	$(91,928)
Unrealized pension losses, net of tax	(93,871)	(95,516)
Unrealized gains on derivative instruments, net of tax	1,949	4,488
Total	$(187,769)	$(182,956)

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

Net sales and income (loss) from continuing operations by segment were as follows (in thousands):

	Three Months Ended December 31,
	Net Sales		Income from Operations
	2024	2023	2024	2023
Industry segment:
Electronics	$95,923	$79,419	$17,419	$15,850
Engraving	31,454	40,845	4,122	8,910
Scientific	18,477	16,292	4,718	4,248
Engineering Technologies	22,649	19,887	3,692	3,405
Specialty Solutions	21,311	21,957	3,562	3,965
Corporate	-	-	(7,730)	(7,991)
Restructuring costs	-	-	(920)	(1,360)
Acquisition related costs	-	-	(16,400)	(1,195)
Sub-total	$189,814	$178,400	$8,463	$25,832
Interest expense			5,575	1,019
Other non-operating (income) expense			890	332
Income from continuing operations before income taxes			$1,998	$24,481

	Six Months Ended December 31,
	Net Sales		Income from Operations
	2024	2023	2024	2023
Industry segment:
Electronics	$173,656	$161,107	$34,447	$32,184
Engraving	64,817	81,639	9,946	16,505
Scientific	36,170	34,485	9,467	9,178
Engineering Technologies	43,179	38,107	7,702	6,422
Specialty Solutions	42,456	47,836	7,110	9,582
Corporate	-	-	(15,864)	(16,434)
Restructuring costs	-	-	(2,006)	(3,266)
Gain on sale of business	-	-	-	274
Acquisition related costs	-	-	(18,240)	(1,696)
Sub-total	$360,278	$363,174	$32,562	$52,749
Interest expense			6,552	2,295
Other non-operating (income) expense			862	1,178
Income from continuing operations before income taxes			$25,148	$49,276

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

A summary of charges by initiative is as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2024			December 31, 2024
Fiscal Year 2025	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$515	$92	$607	$780	$258	$1,038
Prior year initiatives	80	233	313	424	544	968
	$595	$325	$920	$1,204	$802	$2,006

	Three Months Ended			Six Months Ended
	December 31, 2023			December 31, 2023
Fiscal Year 2024	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$359	$907	$1,266	$1,786	$1,252	$3,038
Prior year initiatives	56	38	94	182	46	228
	$415	$945	$1,360	$1,968	$1,298	$3,266

Activity in the restructuring liability reserve related to the initiatives is as follows (in thousands):

Current Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2024	$-	$-	$-
Additions and adjustments	781	257	1,038
Payments	(781)	(257)	(1,038)
Restructuring liabilities at December 31, 2024	$-	$-	$-

Prior Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2024	$1,253	$194	$1,447
Additions and adjustments	423	545	968
Payments	(1,261)	(603)	(1,864)
Restructuring liabilities at December 31, 2024	$415	$136	$551

Prior Year	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2023	$1,104	$192	$1,296
Additions and adjustments	182	46	228
Payments	(985)	(63)	(1,048)
Restructuring liabilities at December 31, 2023	$301	$175	$476

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2024			December 31, 2024
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Engraving	$498	$325	$823	$1,028	$802	$1,830
Electronics	97	-	97	97	-	97
Corporate	-	-	-	79	-	79
	$595	$325	$920	$1,204	$802	$2,006

	Three Months Ended			Six Months Ended
	December 31, 2023			December 31, 2023
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Electronics	$347	$408	$755	$591	$439	$1,030
Engraving	43	537	580	836	859	1,695
Engineering Technologies	13	-	13	55	-	55
Corporate	12	-	12	486	-	486
	$415	$945	$1,360	$1,968	$1,298	$3,266

Restructuring expense is expected to be approximately $3.0 million for the remainder of fiscal year 2025.

18)      Redeemable Noncontrolling Interest

The redeemable noncontrolling interest represents the minority shareholder's interest in NPPL, which was acquired as part of the Amran/Narayan Group Acquisition in the second quarter of fiscal year 2025.  The Company entered into a Shareholder Agreement that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, their remaining minority interest at a contractually defined redemption value. As the redemptions are contingently redeemable at the option of the noncontrolling interest shareholders, the Company classifies the redeemable noncontrolling interest in the mezzanine equity section on the consolidated balance sheets, which is presented above the equity section and below liabilities. The repurchase price of the redeemable noncontrolling interests is the greater of the share price paid for similar shares as part of the Amran/Narayan Acquisition or 12 times twelve months' trailing EBITDA.

In accounting for the subsequent measurement of the redeemable noncontrolling interest measurement adjustments pursuant to ASC 480, Distinguishing Liabilities from Equity, the Company has made accounting policy elections to record any such applicable changes on the immediate recognition of the full adjustment required to report the redeemable noncontrolling interest at its redemption value, while also electing to record such adjustments under the income method, with a corresponding offset recorded to the Net income attributable to noncontrolling interests in consolidated subsidiaries within the consolidated statement of operations for the period in which such measurement adjustment becomes required.  Given the pending approval of the RBI for the second closing and share swap, the noncontrolling interest is not probable of redemption as of December 31, 2024, and accordingly no measurement adjustments have been recorded for the three and six months ended December 31, 2024.

19)      Transactions with Related Parties of Amran/Narayan Group

The Amran/Narayan Group, acquired in the second quarter of fiscal year 2025, has certain transactions with parties affiliated with current and former shareholders of the Amran/Narayan Group, including the current President of the Amran/Narayan Group entities in India.  The transactions with these parties continue and are summarized as follows:

Names of Related Parties	Relationship with the Amran/Narayan Group
Narayan Epoxy Components Private Limited	Entity controlled by minority shareholders of Naraya
Gujarat Plug In Devices Private Limited	Narayan minority shareholders have significant ownership interest
Narayanshree Infrastructure LLP	Partners are former and current minority shareholders of Narayan
Narayan Minority Shareholders	Lessors of certain real property

At December 31, 2024, $0.1 million is due from and $0.6 million is due to the above related parties which amounts are included in accounts receivable and accounts payable, respectively, in the consolidated balance sheets. During the six months ended  December 31, 2024, payments for inventory purchases and rental payments were $0.6 million and $0.1 million, respectively.

Several of the Amran/Narayan Group leases in India are with Narayanshree Infrastructure LLP and directly with Narayan minority shareholders. Undiscounted cash flows expected to be paid for operating leases with related parties are as follows as of  December 31, 2024:

Fiscal Year	Amount
Remainder of 2025	$195
2026	397
2027	410
2028	430
2029	167
Thereafter	11

20)      Divestitures

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

As part of our ongoing strategy:

•	On November 18, 2024, we acquired Nascent Technology Manufacturing, which designs and produces high-reliability magnetics components for critical defense and industrial application. Its results are reported in the Electronics segment beginning in the second quarter of fiscal year 2025.

•	On November 14, 2024, we acquired Custom Biogenic Systems, it specializes in the development and manufacturing of advanced cryogenic equipment, including unique Isothermal freezers with dry liquid nitrogen technology, to the pharmaceutical and biobank end markets within life sciences. Its results are reported in the Scientific segment beginning in the second quarter of fiscal year 2025.

•

On October 28, 2024, we acquired the Amran/Narayan Group in cash and stock transactions. These transactions represent a combined enterprise value of approximately $467.5 million, comprised of 85% cash and 15% in Standex common stock for Amran Instrument Transformers and 90% cash and 10% in Standex common stock for Narayan Powertech Pvt. Ltd. The 10% share exchange related to Narayan Powertech Pvt. Ltd. is subject to India regulatory approval, which is expected to take up to six months. The cash consideration of the transactions was financed using cash-on-hand, existing credit facilities, and a $250 million 364-day term loan with existing lenders. We converted the 364-day term loan into an exercise of the accordion feature under our existing credit facilities.  This acquisition significantly expands our sales in the fast-growing, high-margin electrical grid end market and our presence in India.  Its results are reported in the Electronics segment beginning in the second quarter of fiscal year 2025.

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

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except percentages)	2024	2023	2024	2023
Net sales	$189,814	$178,400	$360,278	$363,174
Gross profit margin	37.6%	40.2%	39.3%	39.7%
Income from operations	8,463	25,832	32,562	52,749

	Three Months Ended	Six Months Ended
(In thousands)	December 31, 2024	December 31, 2024
Net sales, prior year period	$178,400	$363,174
Components of change in sales:
Organic sales change	(14,660)	(35,782)
Effect of acquisitions	27,235	34,205
Effect of exchange rates	(1,161)	(1,319)
Net sales, current period	$189,814	$360,278

Net sales increased in the second quarter of fiscal year 2025 by $11.4 million or 6.4%, when compared to the prior year quarter. The recent acquisitions positively impacted sales by $27.2 million, or 15.3%.  Organic sales decreased $14.7 million, or 8.2%, due to lower demand in the automotive end market in our Engraving and Electronics segments in North America and Europe, and continued softness in general industrial end markets in North America.  These decreases were partially offset by favorable project timing in our Engineering Technologies segment. Organic sales in the second quarter of fiscal year 2025 included $22.3 million attributed to fast growth markets.  Foreign currency negatively impacted sales by $1.2 million, or 0.7%.

Net sales decreased in the six months ended December 31, 2024 by $2.9 million or 0.8%, when compared to the prior year period. Organic sales decreased $35.8 million, or 9.9%, due to lower demand in the automotive end market our Engraving and Electronics segments in North America and Europe and continued softness in general industrial end markets in North America.  These decreases were partially offset by strong demand and favorable project timing in our Engineering Technologies segment. Organic sales in the first six months of fiscal year 2025 included $42.1 million attributed to fast growth markets.  The recent acquisitions positively impacted sales by $34.2 million, or 9.4%.  Foreign currency negatively impacted sales by $1.3 million, or 0.4%.

Gross Profit

Gross profit in the second quarter of fiscal year 2025 decreased to $71.4 million, or a gross margin of 37.6% as compared to $71.7 million, or a gross margin of 40.2%, in the second quarter of fiscal year 2024.  Gross profit was impacted by the organic sales decreases, $6.2 million in purchase accounting expenses in connection with our recent acquisitions and approximately $2.1 million of net inflationary impacts in the areas of labor and materials, partially offset by productivity initiatives and contribution from recent acquisitions.

Gross profit in the six months ended December 31, 2024 decreased to $141.5 million or a gross margin of 39.3% as compared to $144.3 million or a gross margin of 39.7% in the six months ended December 31, 2023.  Gross profit was impacted by the organic sales decreases, $6.2 million in purchase accounting expenses in connection with our recent acquisitions and approximately $3.6 million of net inflationary impacts in the areas of labor and materials, partially offset by productivity initiatives and contribution from recent acquisitions.

Selling, General, and Administrative Expenses

Selling, General, and Administrative (“SG&A”) expenses for the second quarter of fiscal year 2025 were $45.7 million, or 24.1% of sales, compared to $43.3 million, or 24.3% of sales, during the prior year quarter.

Selling, General, and Administrative (“SG&A”) expenses for the six months ended December 31, 2024 were $88.7 million, or 24.6% of sales, compared to $86.9 million, or 23.9% of sales, during the prior year period. The increase in SG&A expenses during the relevant periods primarily results from the impact of the recent acquisitions.

Restructuring Costs

We incurred restructuring expenses of $0.9 million in the second quarter of fiscal year 2025, and $2.0 million in the first six months of fiscal year 2025 primarily related to facility closures and global headcount reductions within our Engraving segment.

We expect to incur restructuring costs of approximately $3.0 million throughout the remainder of fiscal year 2025, as we continue to focus our efforts to reduce costs and improve productivity across our businesses.

Acquisition Related Costs

We incurred acquisition related expenses of $16.4 million in the second quarter of fiscal year 2025 and $18.2 million in the first six months of fiscal year 2025.  Acquisition related expenses typically consist of due diligence, advisory, legal, integration, and valuation expenses incurred in connection with recent or pending acquisitions.

Gain on Sale of Business

We recorded a pre-tax gain on sale of the Procon business of $62.1 million for fiscal year 2023. In the first quarter of fiscal year 2024, we recorded an additional $0.3 million gain on the sale related to closing cash adjustments. The sale transaction and financial results of Procon are classified as continuing operations in the Consolidated Financial Statements.

Income from Operations

Income from operations for the second quarter of fiscal year 2025 was $8.5 million, compared to $25.8 million during the prior year quarter. The decrease of $17.4 million, or 67.2%, is primarily due to lower organic sales and acquisition related costs. The decreases are partially offset by contributions from recent acquisitions and productivity improvement initiatives.

Income from operations for the six months ended December 31, 2024 was $32.6 million compared to $52.7 million during the prior year period. The decrease of $20.2 million or 38.3%, is primarily due to lower organic sales and acquisition related costs. The decreases are partially offset by contributions from recent acquisitions and productivity improvement initiatives.

Interest Expense

Interest expense for the second quarter of fiscal year 2025 was $5.6 million, a 447.1% increase from interest expense of $1.0 million during the prior year quarter. Interest expense for the six months ended December 31, 2024 was $6.6 million a 185.5% increase from interest expense of $2.3 million during the prior year period. Our effective interest rate for the six months ended December 31, 2024 was 6.00%.

Income Taxes

The Company's effective tax rate from continuing operations for the second quarter of fiscal year 2025 and for the six months ended December 31, 2024 was 35.5% and 22.6% compared with 22.1% and 23.0% for the prior year quarter and prior year period, respectively.  The tax rate was impacted in the current period by the following items: (i) a discrete tax benefit related to equity compensation, (ii) a discrete tax expense related to the write-off of foreign deferred tax assets, (iii) the jurisdictional mix of earnings, (iv) foreign withholding taxes and (v) federal research and development tax credits.

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

	As of December 31, 2024		As of December 31, 2023
	Total Backlog	Backlog under 1 year	Total Backlog	Backlog under 1 year
Electronics	$174,720	$156,881	$126,127	$111,977
Engraving	19,088	18,690	28,828	25,333
Scientific	4,561	4,561	3,000	3,000
Engineering Technologies	54,189	42,200	67,386	52,348
Specialty Solutions	16,623	16,545	16,908	16,641
Total	$269,181	$238,877	$242,249	$209,299

Total backlog realizable under one year increased $29.6 million, or 14.1%, to $238.9 million at December 31, 2024, from $209.3 million at December 31, 2023.  The year over year increase is primarily driven by an additional $77.5 million in backlog for the recent acquisitions in the Electronics segment.

Changes in backlog under one year are as follows (in thousands):

As of
(In thousands)	December 31, 2024
Backlog under 1 year, prior year period	$209,299
Components of change in backlog:
Organic change	(49,312)
Effect of acquisitions	78,890
Backlog under 1 year, current period	$238,877

Segment Analysis

Overall

 Looking forward to the remainder of fiscal year 2025, we anticipate continued improvement in key financials metrics, supported by productivity initiatives.

 In general, for the remainder of fiscal year 2025, we expect:

•	increased exposure to the high growth, high margin electrical grid end market as a result of the Amran/Narayan Group acquisition;
•	commercial aviation and defense end markets demand to increase based on current program expectations and new product development;
•	space markets to remain attractive, with volume to slightly increase from fiscal year 2024 due to new product development for existing customers;
•	continued growth in hybrid and electric vehicle programs with a ramp up of new business opportunities;
•	soft trim end market growth in APAC;
•	scientific cold storage demand to remain stable;
•	refuse and dump end markets to remain stable while being supported by future investments in the U.S. infrastructure bill;
•	stable demand levels in food service equipment markets.

Electronics Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2024	2023	Change	2024	2023	Change
Net sales	$95,923	$79,419	20.8%	$173,656	$161,107	7.8%
Income from operations	17,419	15,850	9.9%	34,447	32,184	7.0%
Operating income margin	18.2%	20.0%		19.8%	20.0%

Net sales in the second quarter of fiscal year 2025 increased $16.5 million, or 20.8%, when compared to the prior year quarter.  The recent acquisitions added $25.7 million, or 32.3%, in sales for the second quarter of fiscal year 2025.  An organic sales decrease of $8.5 million, or 10.7% and foreign currency impacts of $0.7 million, or 0.9%, negatively affected net sales compared to the prior year quarter.  The organic sales decline was due to softness in the automotive end markets in Europe and North America and in general industrial end markets.

Income from operations in the second quarter of fiscal year 2025 increased by $1.5 million, or 9.9%, when compared to the prior year quarter. The operating income increase was the result of contributions from the recent acquisitions, productivity initiatives and product mix, partially offset by lower organic sales.

Net sales in the six months ended December 31, 2024 increased $12.5 million, or 7.8%, when compared to the prior year period.  The recent acquisitions added $32.7 million, or 20.3%, in net sales for the first six months of fiscal 2025.  An organic sales decrease of $19.7 million, or 12.2%, and foreign currency impacts of $0.5 million, or 0.3%, negatively affected net sales compared to the prior year period.  The organic sales decline was due to softness in the automotive end markets in Europe and North America and in general industrial end markets, and the effect of prior overstocking related to certain large customer accounts.

Income from operations in the six months ended December 31, 2024 increased by $2.3 million, or 7.0%, when compared to the prior year period. The operating income increase was the result of contributions from the recent acquisitions, productivity initiatives and product mix, partially offset by lower organic sales.

In the third quarter of fiscal year 2025, on a sequential basis, we expect significantly higher revenue, primarily driven by the Amran/Narayan Group acquisition and higher sales into fast growth end markets, and moderately higher operating margin, as contribution from the recent acquisitions and pricing and productivity initiatives are partially offset by higher investments in selling, marketing, and research and development.

Engraving Group

	Three Months Ended				Six Months Ended
	December 31,		%		December 31,		%
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Net sales	$31,454	$40,845	(23.0%	)	$64,817	$81,639	(20.6%	)
Income from operations	4,122	8,910	(53.7%	)	9,946	16,505	(39.7%	)
Operating income margin	13.1%	21.8%			15.3%	20.2%

Net sales in the second quarter of fiscal year 2025 decreased by $9.4 million, or 23.0%, when compared to the prior year quarter. Organic sales decreased by $9.1 million, or 22.2%, due to fewer new platform rollouts in North America and Europe. Foreign currency negative impacts on net sales were $0.3 million, or 0.8%.

Income from operations in the second quarter of fiscal year 2025 decreased by $4.8 million, or 53.7%, when compared to the prior year quarter.  The operating income decrease was driven by organic sales decreases due lower demand in North America and Europe, partially offset by the realization of previously announced productivity initiatives and restructuring actions.

Net sales in the six months ended December 31, 2024 decreased by $16.8 million, or 20.6%, when compared to the prior year period due to delays in new platform rollouts in North America and general market softness in Europe. Foreign currency negative impacts on net sales were $0.6 million, or 0.8%, when compared to the prior year period.

Income from operations in the six months ended December 31, 2024 decreased by $6.6 million, or 39.7%, when compared to the prior year period primarily driven by lower demand in North America and Europe and project mix, partially offset by the realization of previously announced productivity initiatives and restructuring actions.

In the third quarter of fiscal year 2025, on a sequential basis, we expect slightly to moderately lower revenue and operating margin due to continued softness in the automotive end markets in North America and Europe and less favorable project timing in Asia due to the Chinese New Year.  To address the continued softness in end markets served by this segment, we initiated additional restructuring actions that are projected to yield $4.0 million in annualized savings once fully implemented, starting in the fourth quarter of fiscal year 2025.

Scientific Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2024	2023	Change	2024	2023	Change
Net sales	$18,477	$16,292	13.4%	$36,169	$34,485	4.9%
Income from operations	4,718	4,248	11.1%	9,467	9,178	3.1%
Operating income margin	25.5%	26.1%		26.2%	26.6%

Net sales in the second quarter of fiscal year 2025 increased by $2.2 million, or 13.4%, when compared to the prior year quarter, reflecting a $1.5 million, or 9.5%, benefit from the Custom Biogenic Systems acquisition and an organic sales increase of $0.6 million, or 3.9%, due to higher volume from new product sales.  This increase is partially offset by lower demand from retail pharmacies.

Income from operations in the second quarter of fiscal year 2025 increased $0.5 million, or 11.1%, when compared to the prior year quarter. The increase is driven by contribution from the acquisition and higher sales volume.

Net sales in the six months ended December 31, 2024 increased by $1.7 million, or 4.9%, when compared to the prior year period, reflecting a $1.5 million, or 4.5%, benefit from the Custom Biogenic Systems acquisition and an organic sales increase of $0.1 million, or 0.4%, due to higher volume from new product mostly offset by lower demand from retail pharmacies.

Income from operations in the six months ended December 31, 2024 increased $0.3 million, or 3.1%, when compared to the prior year period.  The increase is driven by contribution from the acquisition and productivity initiatives, partially offset by higher freight costs.

In the third quarter of fiscal year 2025, on a sequential basis, we expect slightly to moderately higher revenue and slightly to moderately lower operating margin due to higher contribution to revenue from the recent acquisition, additional research and development investments, and higher freight costs.

Engineering Technologies Group

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
(In thousands, except percentages)	2024	2023	Change	2024	2023	Change
Net sales	$22,649	$19,887	13.9%	$43,179	$38,107	13.3%
Income from operations	3,692	3,405	8.4%	7,702	6,422	19.9%
Operating income margin	16.3%	17.1%		17.8%	16.9%

Net sales in the second quarter of fiscal year 2025 increased by $2.8 million, or 13.9%, when compared to the prior year quarter.  The organic sales increase of $2.9 million, or 14.5%, was driven by more favorable project timing in the space end market and sales growth from new products. Foreign currency negative impacts on net sales were $0.1 million, or 0.6%.

Income from operations in the second quarter of fiscal year 2025 increased by $0.3 million, or 8.4%, when compared to the prior year quarter reflecting higher volume.

Net sales in the six months ended December 31, 2024 increased by $5.1 million, or 13.3%, when compared to the prior year period.  The organic sales increase of $5.3 million, or 13.9%, was driven by more favorable project timing in the space end market which helped to drive growth in new product development and new applications. Foreign currency negative impacts on net sales were $0.2 million, or 0.6%.

Income from operations in the six months ended December 31, 2024 increased by $1.3 million, or 19.9%, when compared to the prior year period reflecting higher sales and pricing and productivity initiatives.

In the third quarter of fiscal year 2025, on a sequential basis, we expect slightly lower revenue due to project timing and slightly higher operating margin due to product mix.

Specialty Solutions Group

	Three Months Ended				Six Months Ended
	December 31,		%		December 31,		%
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Net sales	$21,311	$21,957	(2.9%	)	$42,457	$47,836	(11.2%	)
Income from operations	3,562	3,965	(10.2%	)	7,110	9,582	(25.8%	)
Operating income margin	16.7%	18.1%			16.7%	20.0%

Net sales in the second quarter of fiscal year 2025 decreased by $0.6 million, or 2.9%, when compared to the prior year quarter.  Organic sales for the group decreased $0.6 million, or 1.4%, as compared to the prior year quarter, reflecting softness in general market conditions in the Display Merchandising and Hydraulics businesses.

Income from operations in the second quarter of fiscal year 2025 decreased $0.4 million, or 10.2%, when compared to the prior year quarter, due to lower volume in the Display Merchandising and Hydraulics businesses.

Net sales in the six months ended December 31, 2024 decreased by $5.4 million, or 11.2%, when compared to the prior year period.  Organic sales for the group decreased $5.4 million, or 22.2%, as compared to the prior year period, reflecting softness in general market conditions in the Display Merchandising and Hydraulics businesses.

Income from operations in the six months ended December 31, 2024 decreased $2.5 million, or 25.8%, when compared to the prior year period, due to lower volume in the Display Merchandising and Hydraulics businesses.

In the third quarter of fiscal year 2025, on a sequential basis, we expect similar revenue and slightly higher operating margin.

Corporate and Other

	Three Months Ended				Six Months Ended
	December 31,		%		December 31,		%
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Income (loss) from operations:
Corporate	$(7,730)	$(7,991)	(3.3%	)	$(15,864)	$(16,434)	(3.5%	)
Acquisition related costs	(16,400)	(1,195)	1272.4%		(18,240)	(1,696)	975.5%
Restructuring costs	(920)	(1,360)	(32.4%	)	(2,006)	(3,266)	(38.6%	)
Gain on sale of business	-	-			-	274	(100.0%	)

Corporate expenses in the second quarter and first six months of fiscal year 2025 decreased slightly when compared to the prior year periods due to reductions in professional service fees.

The restructuring, gain on sale of business and acquisition related costs have been discussed above in the Company Overview.

Discontinued Operations

In pursuing our business strategy, the Company may divest certain businesses.  Future divestitures may be classified as discontinued operations based on their strategic significance to the Company. Net income (loss) from discontinued operations was less than $0.1 million for the three and six months ended December 31, 2024, respectively. Net income (loss) from discontinued operations was less than $0.3 million for the three and six months ended December 31, 2023, respectively.

Liquidity and Capital Resources

At December 31, 2024, our total cash balance was $121.1 million, of which $106.0 million was held by foreign subsidiaries. The amount and timing of cash repatriation is dependent upon foreign exchange rates and each business unit’s operational needs including requirements to fund working capital, capital expenditure, and jurisdictional tax payments. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Net cash provided by continuing operating activities for the six months ended December 31, 2024, was $26.7 million compared to net cash provided by continuing operating activities of $40.2 million in the prior year.  We generated $39.3 million from income statement activities and used $7.9 million of cash to fund working capital and other balance sheet increases.  Cash flow used in investing activities for the six months ended December 31, 2024 totaled $429.4 million and consisted of $419.7 million for the acquisition of businesses, net of cash acquired, $13.7 million used for capital expenditures offset by $3.5 million in life insurance proceeds and $0.4 million proceeds from sales of real estate and equipment. Cash used for financing activities for the six months ended December 31, 2024 totaled $370.1 million and consisted primarily of borrowings of $724.3 million, repayments of $339.1 million, $4.4 million in related financing fees, purchases of stock of $5.2 million and cash paid for dividends of $7.4 million.

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

During the second quarter of fiscal year 2025, the Company entered into a $250 million 364-day term loan with existing lenders. Also, during the period, we converted the 364-day term loan into an exercise of the accordion feature under our existing credit facilities. In connection with the conversion of the loan, the Company entered into a Second Amendment to Third Amended and Restated Credit Agreement. This amendment expanded the total available credit under the Revolving Credit Agreement from $500 million to $825 million.

As of December 31, 2024, the Company used $3.2 million against the letter of credit sub-facility and had the ability to borrow $94.0 million under the facility based on our current trailing twelve-month EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants. The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition related charges up to the lower of $20.0 million or 10% of EBITDA.  The facility also allows for unlimited non-cash purchase accounting and goodwill adjustments.  At December 31, 2024, the Company’s Interest Coverage Ratio was 16.37:1.

Leverage Ratio The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period.  At December 31, 2024, the Company’s leverage ratio was 2.65:1.

As of December 31, 2024, we had borrowings under our facility of $535.2 million. In order to manage our interest rate exposure on these borrowings, we are party to $150.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from SOFR to a weighted average fixed rate of 0.85%.  The effective rate of interest for our outstanding borrowings, including the impact of the interest rate swaps, was 6.00%.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect fiscal year 2025 capital spending to be between $30.0 million and $35.0 million.  We expect that fiscal year 2025 depreciation and amortization expense will be between $20.0 million and $22.0 million and $12.0 million and $14.0 million, respectively.

The following table sets forth our capitalization:

(In thousands)	December 31, 2024	June 30, 2024
Long-term debt	$534,297	$148,876
Less cash and cash equivalents	(121,147)	(154,203)
Net (cash) debt	413,150	(5,327)
Total stockholders' equity	656,034	621,503
Total capitalization	$1,069,184	$616,176

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $144.0 million at December 31, 2024, as compared to $142.3 million at the most recent measurement date, which occurred as of June 30, 2024. The next measurement date to determine plan assets and benefit obligations will be on June 30, 2025.

The Company expects to pay $1.5 million in contributions to its defined benefit plans during the remainder of fiscal year 2025. Contributions of $4.8 million and less than $0.1 million were made during the six months ended December 31, 2024. There are required contributions of $1.1 million to the United States funded pension plan for the remainder of fiscal year 2025.  The Company expects to make contributions during the remainder of fiscal year 2025 of $0.1 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively. There are no required contributions to the plans in Japan or the U.K. Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for two retired executives. Current executives and new hires are not eligible for this program.  During the second quarter of fiscal year 2025, we received $3.5 million in proceeds under this program.  At December 31, 2024, the underlying policies had a cash surrender value of $6.6 million and are reported net of loans of $2.6 million for which we have the legal right of offset, these amounts are reported net on our balance sheet.

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

Foreign Currency Translation – Our primary functional currencies used by our non-U.S. subsidiaries are the Euro, British Pound Sterling (Pound), Japanese (Yen), Peso, Chinese (Yuan) and Indian (Rupee).

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as loan payments, customer remittances, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At December 31, 2024 the fair value, in the aggregate, of the Company’s open foreign exchange contracts was a liability of less than $0.1 million.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at December 31, 2024, would not result in a material change in our operations, financial position, or cash flows.  We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate Risk

The Company’s effective interest rate on borrowings was 6.00% at December 31, 2024.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings and is partially mitigated by our use of interest rate swap agreements to modify our exposure to interest rate movements.  At December 31, 2024, we have $150.0 million of active floating to fixed rate swaps with terms through fiscal year 2025.  These swaps convert our interest payments from SOFR to a weighted average rate of 0.85% on the portion of debt.  At December 31, 2024, the fair value, in the aggregate, of the Company’s interest rate swaps was assets of $1.3 million. A 25-basis point increase in interest rates would increase our annual interest expense by approximately $1.0 million.

Concentration of Credit Risk

We have a diversified customer base. As such, the risk associated with concentration of credit risk is inherently minimized. As of December 31, 2024, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.     CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting during the quarterly period ended December 31, 2024 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities(1)
Quarter Ended December 31, 2024

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2024 - October 31, 2024	4,466	$175.64	4,466	$28,135

November 1, 2024 - November 30, 2024	-	-	-	28,135

December 1, 2024 - December 31, 2024	-	-	-	28,135

Total	4,466	$175.64	4,466	$28,135

(1)	The Company has a Stock Buyback Program (the “Program”) which was originally announced on January 30, 1985 and most recently amended on April 28, 2022. Under the Program, the Company is authorized to repurchase up to an aggregate of $200 million of its shares. Under the program, purchases may be made from time to time on the open market, including through 10b5-1 trading plans, or through privately negotiated transactions, block transactions, or other techniques in accordance with prevailing market conditions and the requirements of the Securities and Exchange Commission. The Board’s authorization is open-ended and does not establish a timeframe for the purchases. The Company is not obligated to acquire a particular number of shares, and the program may be discontinued at any time at the Company’s discretion.

ITEM 5. Other Information

Except as set forth below, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2024.

NAME AND TITLE OF SELLER	DATE OF PLAN ADOPTION	CHARACTER OF TRADING AGREEMENT	AGGREGATE NUMBER OF SHARES OF COMMON STOCK TO BE PURCHASED OR SOLD	DURATION	OTHER MATERIAL TERMS	DATE TERMINATED
David A. Dunbar, Chairman, President & CEO (1)	November 22, 2024	Rule 10b5-1 Trading Plan	45,000 to be sold	February 27, 2026 (2)	Sales are to be made commencing on or after February 24, 2025 in tranches with specified limit prices.	N/A

(1)

The subject shares are held as follows: (a) 10,000 shares indirectly in a revocable trust for which Mr. Dunbar is a trustee, and (b) 35,000 shares indirectly in an irrevocable trust for which Mr. Dunbar is a trustee.

(2)

The plan terminates on the earliest to occur of (i) close of trading on February 27, 2026, or (ii) the date that the aggregate number of shares sold pursuant to the plan reaches 45,000 shares. The plan also terminates promptly upon the death, dissolution, bankruptcy or insolvency of the Seller. The plan also is subject to suspension and/or termination under certain circumstances in the event of a Qualifying Securities Offering (as defined in the plan).

Item 6. Exhibits

(a)	Exhibits

Incorporated
Exhibit		by Reference		Filed
Number	Exhibit Description	Form	Date	Herewith

10.1	Securities Purchase Agreement dated as of October 28, 2024, by and among the Owners listed therein, Bolt Founders, Inc., Amran LLC, Seller Representative (as defined therein) and Standex International Corporation	8-K	10/31/2024

10.2	Securities Purchase Agreement dated as of October 28, 2024, by and among Narayan Powertech Private Limited, the persons listed in Exhibit D thereto, Mold-Tech Singapore Pte. Ltd. and Standex International Corporation	8-K	10/31/2024

10.3	Shareholders’ Agreement dated as of October 28, 2024 by and amongst Narayan Powertech Private Limited, and Mold-Tech Singapore Pte. Ltd., and Standex International Corporation and the Minority Shareholders listed therein	8-K	10/31/2024

10.4	Second Amendment to Third Amended and Restated Credit Agreement dated as of December 6, 2024 by and among Standex International Corporation, Citizens Bank, N.A., a national banking association, as Administrative Agent and Lender, and the other Lenders party thereto	8-K	12/12/2024

31.1	Principal Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Principal Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

101	The following materials from this Quarterly Report on Form 10-Q, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (loss), (iv) Unaudited Condensed Consolidated Statements of Stockholders' Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.			X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).			X

ALL OTHER ITEMS ARE INAPPLICABLE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDEX INTERNATIONAL CORPORATION

Date:	January 31, 2025	/s/ ADEMIR SARCEVIC
Ademir Sarcevic
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	January 31, 2025	/s/ AMY GAGNON
Amy Gagnon
Vice President/Chief Accounting Officer