Form 10-Q
period 2025-03-31
STANDEX INTERNATIONAL CORP/DE/
filed 2025-05-02
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of Registrant's Common Stock outstanding on April 30, 2025 was 12,071,608.

STANDEX INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31,	June 30,
(In thousands, except share and per share data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$109,810	$154,203
Accounts receivable, less allowance for credit losses of $3,362 and $1,882 at March 31, 2025 and June 30, 2024, respectively	169,876	121,365
Inventories	119,966	87,106
Contract assets	58,412	45,393
Prepaid expenses and other current assets	28,827	22,028
Total current assets	486,891	430,095

Property, plant, and equipment, net	146,666	134,963
Intangible assets, net	226,823	78,673
Goodwill	610,740	281,283
Deferred tax asset	16,633	17,450
Operating lease right-of-use asset	43,314	37,078
Other non-current assets	23,489	25,515
Total non-current assets	1,067,665	574,962

Total assets	$1,554,556	$1,005,057

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$76,488	$63,364
Accrued liabilities	59,414	56,698
Income taxes payable	7,168	7,503
Total current liabilities	143,070	127,565

Long-term debt	579,406	148,876
Operating lease long-term liabilities	36,611	30,725
Accrued pension and other non-current liabilities	80,969	76,388
Total non-current liabilities	696,986	255,989

Contingencies (Note 15)

Redeemable noncontrolling interest	27,572	-

Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000 shares authorized, 27,984,278 shares issued, 11,987,537 and 11,761,700 shares outstanding at March 31, 2025 and June 30, 2024	41,976	41,976
Additional paid-in capital	135,241	106,193
Retained earnings	1,115,862	1,086,277
Accumulated other comprehensive loss	(177,832)	(182,956)
Treasury shares: 15,996,741 and 16,222,578 shares at March 31, 2025 and June 30, 2024	(428,319)	(429,987)
Total stockholders' equity	686,928	621,503

Total liabilities and stockholders' equity	$1,554,556	$1,005,057

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2025	2024	2025	2024
Net sales	$207,780	$177,267	$568,058	$540,441
Cost of sales	125,350	108,977	344,108	327,853
Gross profit	82,430	68,290	223,950	212,588
Selling, general, and administrative expenses	52,049	41,764	140,761	128,625
(Gain) loss on sale of business	-	-	-	(274)
Restructuring costs	1,976	4,037	3,982	7,303
Acquisition related costs	2,152	537	20,392	2,233
Other operating expense, net	-	110	-	110
Total operating expenses	56,177	46,448	165,135	137,997
Income from operations	26,253	21,842	58,815	74,591
Interest expense	8,363	949	14,915	3,244
Other non-operating expense, net	309	627	1,171	1,805
Income from continuing operations before income taxes	17,581	20,266	42,729	69,542
Provision (benefit) for income taxes	(5,197)	4,327	475	15,639
Income from continuing operations	22,778	15,939	42,254	53,903
(Loss) from discontinued operations, net of tax	(52)	(141)	(56)	(420)
Net income	22,726	15,798	42,198	53,483
Less: net income attributable to redeemable noncontrolling interest	846	-	1,264	-
Net income attributable to Standex International Corporation	$21,880	$15,798	$40,934	$53,483

Basic earnings (loss) per share attributable to Standex International Corporation shareholders:
Continuing operations	$1.83	$1.35	$3.44	$4.58
Discontinued operations	-	(0.01)	-	(0.03)
Total	$1.83	$1.34	$3.44	$4.55
Diluted earnings (loss) per share attributable to Standex International Corporation shareholders:
Continuing operations	$1.81	$1.35	$3.41	$4.54
Discontinued operations	-	(0.02)	-	(0.04)
Total	$1.81	$1.33	$3.41	$4.50

Weighted average number of shares:
Basic	11,986	11,772	11,906	11,764
Diluted	12,059	11,849	11,997	11,876

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2025	2024	2025	2024
Net income	$22,726	$15,798	$42,198	$53,483
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs, net of tax	$(125)	$28	$(77)	$16
Amortization of unrecognized costs, net of tax	800	596	2,397	1,789
Derivative instruments:
Change in unrealized gains (losses), net of tax	15	775	(139)	885
Amortization of unrealized gains (losses) into interest expense, net of tax	(925)	(1,275)	(3,310)	(4,056)
Foreign currency translation gains (losses), net of tax	10,263	(12,568)	5,827	(8,162)
Other comprehensive income (loss)	10,028	(12,444)	4,698	(9,528)
Total comprehensive income (loss)	32,754	3,354	46,896	43,955
Less: comprehensive income (loss) attributable to redeemable noncontrolling interest	937	-	838	-
Total comprehensive income (loss) attributable to Standex International Corporation	$31,817	$3,354	$46,058	$43,955

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

					Accumulated Other
For the three month period ended	Redeemable		Additional		Comprehensive			Total
March 31, 2025	Noncontrolling	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders'
(in thousands, except as specified)	Interest	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, December 31, 2024	$26,635	$41,976	$132,327	$1,097,857	$(187,769)	15,998	$(428,357)	$656,034
Stock issued under incentive compensation plans and employee purchase plans	-	-	191	-	-	(1)	38	229
Stock issued for business acquisition	-	-	-	-	-	-	-	-
Fair value of noncontrolling interest at acquisition	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	2,723	-	-	-	-	2,723
Treasury stock acquired	-	-	-	-	-	-	-	-
Comprehensive income:
Net income	846	-	-	21,880	-	-	-	21,880
Foreign currency translation adjustment	91	-	-	-	10,174	-	-	10,174
Pension, net of tax of $0.2 million	-	-	-	-	673	-	-	673
Change in fair value of derivatives, net of tax of $0.3 million	-	-	-	-	(910)	-	-	(910)
Dividends declared ($0.32 per share)	-	-	-	(3,875)	-	-	-	(3,875)
Balance, March 31, 2025	$27,572	$41,976	$135,241	$1,115,862	$(177,832)	15,997	$(428,319)	$686,928

					Accumulated Other
For the three month period ended March 31, 2024	Redeemable		Additional		Comprehensive			Total
	Noncontrolling	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders'
(in thousands, except as specified)	Interest	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, December 31, 2023	$-	$41,976	$101,198	$1,058,069	$(155,561)	16,201	$(425,111)	$620,571
Stock issued under incentive compensation plans and employee purchase plans	-	-	(145)	-	-	(11)	281	136
Stock-based compensation	-	-	3,700	-	-	-	-	3,700
Treasury stock acquired	-	-	-	-	-	34	(5,167)	(5,167)
Comprehensive income:
Net income	-	-	-	15,798	-	-	-	15,798
Foreign currency translation adjustment	-	-	-	-	(12,568)	-	-	(12,568)
Pension, net of tax of $0.2 million	-	-	-	-	624	-	-	624
Change in fair value of derivatives, net of tax of $0.2 million	-	-	-	-	(500)	-	-	(500)
Dividends declared ($0.30 per share)	-	-	-	(3,612)	-	-	-	(3,612)
Balance, March 31, 2024	$-	$41,976	$104,753	$1,070,255	$(168,005)	16,224	$(429,997)	$618,982

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

					Accumulated Other
For the nine month period ended	Redeemable		Additional		Comprehensive			Total
March 31, 2025	Noncontrolling	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders'
(in thousands, except as specified)	Interest	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, June 30, 2024	$-	$41,976	$106,193	$1,086,277	$(182,956)	16,222	$(429,987)	$621,503
Stock issued under incentive compensation plans and employee purchase plans	-	-	(711)	-	-	(102)	2,730	2,019
Stock issued for business acquisition	-	-	21,881	-	-	(152)	4,072	25,953
Fair value of noncontrolling interest at acquisition	26,734	-	-	-	-	-	-	-
Stock-based compensation	-	-	7,878	-	-	-	-	7,878
Treasury stock acquired	-	-	-	-	-	29	(5,134)	(5,134)
Comprehensive income:
Net Income	1,264	-	-	40,934	-	-	-	40,934
Foreign currency translation adjustment	(426)	-	-	-	6,253	-	-	6,253
Pension, net of tax of $0.7 million	-	-	-	-	2,320	-	-	2,320
Change in fair value of derivatives, net of tax of $1.1 million	-	-	-	-	(3,449)	-	-	(3,449)
Dividends declared ($0.94 per share)	-	-	-	(11,349)	-	-	-	(11,349)
Balance, March 31, 2025	$27,572	$41,976	$135,241	$1,115,862	$(177,832)	15,997	$(428,319)	$686,928

					Accumulated Other
For the nine month period ended March 31, 2024	Redeemable		Additional		Comprehensive			Total
	Noncontrolling	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders'
(in thousands, except as specified)	Interest	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, June 30, 2023	$-	$41,976	$100,555	$1,027,279	$(158,477)	16,239	$(403,884)	$607,449
Stock issued under incentive compensation plans and employee purchase plans	-	-	(4,326)	-	-	(221)	5,651	1,325
Stock-based compensation	-	-	8,524	-	-	-	-	8,524
Treasury stock acquired	-	-	-	-	-	206	(31,764)	(31,764)
Comprehensive income:
Net income	-	-	-	53,483	-	-	-	53,483
Foreign currency translation adjustment	-	-	-	-	(8,162)	-	-	(8,162)
Pension, net of tax of $0.6 million	-	-	-	-	1,805	-	-	1,805
Change in fair value of derivatives, net of tax of $1.1 million	-	-	-	-	(3,171)	-	-	(3,171)
Dividends declared ($0.88 per share)	-	-	-	(10,507)	-	-	-	(10,507)
Balance, March 31, 2024	$-	$41,976	$104,753	$1,070,255	$(168,005)	16,224	$(429,997)	$618,982

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

 Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31,
(In thousands)	2025	2024
Cash flows from operating activities
Net income	$42,198	$53,483
Income (loss) from discontinued operations	(56)	(420)
Income from continuing operations	42,254	53,903
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,310	21,146
Stock-based compensation	7,878	8,524
Non-cash portion of restructuring charge	(401)	895
(Gain) loss on sale of business	-	(274)
Contributions to defined benefit plans	(6,153)	(8,506)
Changes in operating assets and liabilities, net	(32,675)	(11,079)
Net cash provided by (used in) operating activities - continuing operations	36,213	64,609
Net cash provided by (used in) operating activities - discontinued operations	(42)	(497)
Net cash provided by (used in) operating activities	36,171	64,112
Cash flows from investing activities
Expenditures for property, plant, and equipment	(19,762)	(13,765)
Proceeds from sale of business	-	7,774
Expenditures for acquisitions, net of cash acquired	(477,381)	(47,696)
Other investing activity	3,800	(270)
Net cash provided by (used in) investing activities	(493,343)	(53,957)
Cash flows from financing activities
Proceeds from borrowings	792,313	-
Payments of debt	(362,109)	(25,000)
Activity under share-based payment plans	2,019	1,325
Purchases of treasury stock and other	(9,582)	(31,781)
Cash dividends paid	(11,197)	(10,375)
Net cash provided by (used in) financing activities	411,443	(65,831)
Effect of exchange rate changes on cash and cash equivalents	1,336	(1,231)
Net change in cash and cash equivalents	(44,393)	(56,907)
Cash and cash equivalents at beginning of year	154,203	195,706
Cash and cash equivalents at end of period	$109,810	$138,799

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$13,239	$3,080
Income taxes, net of refunds	$16,924	$19,740
Stock issued for business acquisition	$25,953	$-

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1)     Management Statement

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and nine months ended March 31, 2025 and 2024, the cash flows for the nine months ended March 31, 2025 and 2024 and the financial position of Standex International Corporation (“Standex”, the “Company”, “we”, “us”, or “our”), at March 31, 2025. The interim results are not necessarily indicative of results for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2024. The condensed consolidated balance sheet at June 30, 2024 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2024. Unless otherwise noted, references to years are to the Company’s fiscal years. Currently the fiscal year end is June 30.  For further clarity, the Company's fiscal year 2025 includes the twelve-month period from July 1, 2024 to June 30, 2025.

The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. Estimates are based on historical experience, actuarial estimates, current conditions and various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when they are not readily apparent from other sources. These estimates assist in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results  may differ from these estimates under different assumptions or conditions. The estimates and assumptions used in the preparation of the consolidated financial statements have considered the implications on the Company as a result of ongoing global events and related economic impacts. As a result, there is heightened volatility and uncertainty around tariff actions, supply chain performance, labor availability, and customer demand. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of  March 31, 2025 and the issuance date of the quarterly report on Form 10-Q.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company evaluated subsequent events through the date and time its unaudited condensed consolidated financial statements were issued.

Research and development expenditures are expensed as incurred. Total research and development costs, which are classified under selling, general, and administrative expenses were $5.4 million and $5.1 million for the three months ended  March 31, 2025 and 2024, respectively. Total research and development costs were $15.6 million and $15.5 million for the nine months ended March 31, 2025 and 2024, respectively.

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

2)     Acquisitions

The Company completed one acquisition in the third quarter of fiscal 2025 and three in the second quarter of fiscal year 2025.  At the time of the acquisitions and as of  March 31, 2025, the Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

McStarlite

On February 5, 2025, the Company acquired 100% of the issued and outstanding shares of Basmat Inc., dba McStarlite Co. ("McStarlite"), a privately held company for $56.7 million, net of cash acquired. McStarlite is a leading provider of complex sheet metal aerospace components.  It designs and manufactures cold deep draw and bulge-formed aviation components, including segmented and single piece lipskins, nozzles, complex sheet metal assemblies, and tooling to support production hardware. McStarlite's results are reported within the Company's Engineering Technologies segment.

The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on a valuation of their fair values on the closing date. Goodwill recorded from this transaction is attributable to McStarlite's technical and applications expertise, which is highly complementary to the Company's existing business.

Identifiable intangible assets of $26.4 million consist primarily of $21.6 million for customer relationships to be amortized over 12 years and $4.8 million for indefinite lived tradenames. The goodwill of $17.7 million created by the transaction is not deductible for income tax purposes. The accounting for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management's best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

Preliminary Allocation as of March 31, 2025
Total purchase consideration:
Cash payments	$57,271
Less: cash acquired	(583)
Total	$56,688

Identifiable assets acquired and liabilities assumed:
Other acquired assets	$8,808
Inventories	6,524
Customer backlog	4,060
Property, plant, and equipment	5,315
Identifiable intangible assets	26,400
Goodwill	17,695
Liabilities assumed	(12,114)
Total	$56,688

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

Total consideration for Amran aggregated $179.7 million consisting of $153.7 million in cash consideration and 152,299 shares of Standex common stock, issued out of the Company's treasury shares, with a fair value of $26.0 million. The fair value of Standex common stock issued as part of the consideration for Amran was determined on the basis of the closing market price of our common shares on the Closing Date. The total consideration for the 90.1% interest in Narayan consisted of a cash payment of $261.9 million. Subject to receipt of regulatory approval from the Reserve Bank of India (“RBI”), Mold-Tech Singapore will acquire the remaining 9.9% of the capital stock of Narayan in a second closing for shares of Standex common stock with a fair value of $26.7 million ("Share Swap Provision").

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

Identifiable intangible assets of $136.0 million consist primarily of $28.7 million for indefinite lived tradenames and $107.3 million of customer relationships to be amortized over 12 years. The goodwill of $300.7 million created by the transaction is deductible for income tax purposes. The accounting for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management's best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The fair value of the noncontrolling interest in Narayan was determined based on the consideration expected to be transferred by the Company for its controlling ownership interest based on the Standex share price at the Closing Date.

The following table summarizes the allocation of the aggregate total consideration for the Amran/Narayan Group to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interest assumed (in thousands):

	Preliminary Allocation as of December 31, 2024	Adjustments	Preliminary Allocation as of March 31, 2025
Fair value of business combination:
Total cash consideration	$414,852	$752	$415,604
Less: cash acquired	(7,126)	12	(7,114)
Stock consideration	25,953	-	25,953
Total	$433,679	$764	$434,443

Identifiable assets acquired and liabilities assumed:
Other acquired assets	$11,799	$-	$11,799
Accounts receivable	27,670	(1,807)	25,863
Inventories	14,017	(330)	13,687
Customer backlog	9,500	600	10,100
Property, plant, and equipment	1,158	-	1,158
Identifiable intangible assets	135,000	1,000	136,000
Goodwill	298,938	1,782	300,720
Deferred tax liabilities, net	(19,932)	(738)	(20,670)
Other liabilities assumed	(17,737)	257	(17,480)
Total identifiable assets acquired and liabilities assumed	460,413	764	461,177

Redeemable noncontrolling interest (see Note 18)	(26,734)	-	(26,734)

Total identifiable assets, liabilities and redeemable noncontrolling interest	$433,679	$764	$434,443

The initial allocation of the purchase price is based upon a preliminary valuation, and accordingly, our estimates and assumptions are subject to change as we obtain additional information during the measurement period. The Company anticipates finalizing the purchase price allocation within 12 months from the acquisition date.

The following table reflects the unaudited pro forma operating results of the Company for the three and nine months ended March 31, 2025 and 2024, respectively, which give effect to the acquisition of the Amran/Narayan Group as if it had occurred effective July 1, 2023. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective as of the date indicated, nor are they intended to be indicative of results that may occur in the future. The pro forma information does not include the effects of any synergies related to the Amran/Narayan Group acquisition, transactions between the entities prior to acquisition, or the pre-acquisition impact of other businesses acquired by the Company during this period as they were not material to the Company’s historical results of operations. Pro forma earnings during the periods presented were adjusted to include the following adjustments:

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

●	Income tax expense (benefit) was adjusted related to the above pro forma adjustments using an estimated tax rate of 22.6%.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2025	2024	2025	2024
Net sales	$207,780	$203,752	$604,501	$609,238
Net income	26,851	17,068	70,794	50,254

The Company incurred acquisition-related costs of $1.2 million and $14.0 million, respectively, for the three and nine months ended March 31, 2025, which are reported separately in the consolidated statements of operations.

From the date of acquisition, the Amran/Narayan Group has contributed $52.7 million of net sales and $10.8 million of net income for the periods ended March 31, 2025.

Nascent Technology

On November 18, 2024, the Company purchased all of the issued and outstanding equity interests of Nascent Technology Manufacturing, LLC ("Nascent") for $7.6 million, net of cash acquired.  Its results are reported in the Electronics segment.  The goodwill of $6.5 million created by the transaction is not deductible for income tax purposes.

Custom Biogenic Systems

On  November 13, 2024, the Company purchased all of the issued and outstanding equity interests of Custom Biogenic Systems for $4.7 million, net of cash acquired. Its results are reported within the Company's Scientific segment.

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

The components of the fair value of the Sanyu acquisition, including the final allocation of the purchase price are as follows (in thousands):

Final Allocation as of March 31, 2025
Total purchase consideration:
Cash payments	$22,178
Holdbacks	2,464
Less cash acquired	(3,711)
Total	$20,931

Identifiable assets acquired and liabilities assumed:
Other acquired assets	7,991
Inventories	5,704
Property, plant, and equipment	4,537
Identifiable intangible assets	2,900
Goodwill	9,100
Liabilities assumed	(9,301)
Total	$20,931

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

Acquisition related costs for the three months ended March 31, 2025 and 2024 were $2.2 million and $0.5 million, respectively. Acquisition related costs for the nine months ended  March 31, 2025 and 2024 were $20.4 million and $2.2 million, respectively.

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

Disaggregation of Revenue from Contracts with Customers

The following table presents revenue from disaggregated by product line and segment (in thousands):

	Three Months Ended
Revenue by Product Line	March 31, 2025	March 31, 2024

Electronics	$111,283	$80,431

Engraving Services	27,727	33,011
Engraving Products	2,858	3,286
Total Engraving	30,585	36,297

Scientific	18,292	16,925

Engineering Technologies	27,375	20,098

Hydraulics Cylinders and Systems	13,230	14,800
Merchandising & Display	7,015	8,716
Total Specialty Solutions	20,245	23,516

Total revenue by product line	$207,780	$177,267

	Nine Months Ended
Revenue by Product Line	March 31, 2025	March 31, 2024

Electronics	$284,939	$241,538

Engraving Services	86,391	110,214
Engraving Products	9,011	7,722
Total Engraving	95,402	117,936

Scientific	54,462	51,410

Engineering Technologies	70,555	58,205

Hydraulics Cylinders and Systems	36,920	41,410
Merchandising & Display	25,780	29,942
Total Specialty Solutions	62,700	71,352

Total revenue by product line	$568,058	$540,441

The following table presents revenue from continuing operations disaggregated by geography based on the Company’s locations (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Net sales	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
United States	$120,956	$107,805	$333,224	$332,473
Asia Pacific	53,244	32,139	140,645	96,290
EMEA (1)	31,452	34,438	87,090	100,538
Other Americas	2,128	2,885	7,099	11,140
Total	$207,780	$177,267	$568,058	$540,441

(1)   EMEA consists primarily of Europe, Middle East and S. Africa.

The following table presents revenue from continuing operations disaggregated by timing of recognition (in thousands):

	Three Months Ended
Timing of Revenue Recognition	March 31, 2025	March 31, 2024
Products and services transferred at a point in time	$187,228	$157,866
Products transferred over time	20,552	19,401
Net sales	$207,780	$177,267

	Nine Months Ended
Timing of Revenue Recognition	March 31, 2025	March 31, 2024
Products and services transferred at a point in time	$508,949	$485,295
Products transferred over time	59,109	55,146
Net sales	$568,058	$540,441

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

The following table provides information about contract assets and liability balances (in thousands):

	June 30, 2024	Additions	Deductions	March 31, 2025
Nine months ended March 31, 2025
Contract assets:
Prepaid expenses and other current assets	$45,393	$52,798	$39,779	$58,412
Contract liabilities:
Customer deposits	1,766	2,667	2,920	1,513

	June 30, 2023	Additions	Deductions	March 31, 2024
Nine months ended March 31, 2024
Contract assets:
Prepaid expenses and other current assets	$31,138	$53,394	$45,274	$39,258

We recognized the following revenue which was included in the contract liability beginning balances (in thousands):

	March 31, 2025	March 31, 2025
Revenue recognized in the period from:	Three months ended	Nine months ended
Amounts included in the contract liability balance at the beginning of the period	$-	$1,766

	March 31, 2024	March 31, 2024
Revenue recognized in the period from:	Three months ended	Nine months ended
Amounts included in the contract liability balance at the beginning of the period	$-	$-

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

There were no transfers of assets or liabilities between any levels of the fair value measurement hierarchy at March 31, 2025 or  June 30, 2024. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, accounts payable, and debt are carried at cost, which approximates fair value.

The fair values of financial instruments were as follows (in thousands):

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$4,973	$4,973	$-	$-
Foreign exchange contracts	171	-	171	-
Interest rate swaps	58	-	58	-
Debt securities	2,704	-	-	2,704
Equity securities	2,028	-	-	2,028

Liabilities
Contingent consideration (a)	$660	$-	$-	$660

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$4,917	$4,917	$-	$-
Interest rate swaps	4,673	-	4,673	-
Debt securities	2,679	-	-	2,679
Equity securities	2,009	-	-	2,009

Liabilities
Contingent consideration(a)	$660	$-	$-	$660

(a) The fair value of our contingent consideration arrangement is determined based on our evaluation as to the probability and amount of any deferred compensation that has been earned to date.

The Company is obligated to pay contingent consideration to the sellers of SEPL in the event that certain financial targets are achieved during the two years following acquisition, which occurred in the fourth quarter of fiscal year 2024.  As of March 31, 2025, the maximum liability under this arrangement is $0.7 million.

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

In the third quarter of fiscal year 2023, the Company also purchased $2.7 million of debt securities from the same privately held company. The available for sale asset was recorded as a current asset in the prepaid expenses and other current assets line of the consolidated balance sheet to reflect the initial fair value of the instrument acquired. This asset was originally due to mature one year from the date of issuance. In the fourth quarter of fiscal year 2025, the maturity was extended to the end of May 2025. Available-for-sale debt securities are recorded at fair market value and unrealized gains and losses are included in accumulated other comprehensive income (loss) in equity, net of related tax effects. Realized gains and losses are reported in other non-operating (income) expense, net.

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

5)     Inventories

Inventories from continuing operations are comprised of the following (in thousands):

	March 31, 2025	June 30, 2024
Raw materials	$53,056	$44,536
Work in process	22,424	16,202
Finished goods	44,486	26,368
Total	$119,966	$87,106

Distribution costs associated with the sale of inventory, which are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations were $2.4 million and $2.6 million for the three months ended  March 31, 2025 and 2024, respectively.  Distribution costs were $7.3 million and $8.6 million for the nine months ended  March 31, 2025 and 2024, respectively.

6)     Goodwill

Changes to goodwill by reportable segment during the period were as follows (in thousands):

	June 30, 2024	Acquisitions	Translation Adjustment	March 31, 2025
Electronics	$149,910	$308,130	$1,957	$459,997
Engraving	76,605	-	1,485	78,090
Scientific	15,454	-	-	15,454
Engineering Technologies	36,255	17,695	190	54,140
Specialty Solutions	3,059	-	-	3,059
Total	$281,283	$325,825	$3,632	$610,740

7)     Warranty Reserves

The expected cost associated with warranty obligations on our products is recorded as a component of cost of sales when the revenue is recognized. The Company’s estimate of warranty cost is based on contract terms and historical warranty loss experience that is periodically adjusted for recent actual experience. Since warranty estimates are forecasts based on the best available information, claims costs may differ from amounts provided. Adjustments to initial obligations for warranties are made as changes in the obligations become reasonable to estimate.

The change in warranty reserves from continuing operations, which are recorded as a component of accrued liabilities were as follows (in thousands):

	March 31, 2025	June 30, 2024
Balance at beginning of year	$2,209	$2,094
Acquisitions and other charges	222	92
Warranty expense	760	2,230
Warranty claims	(552)	(2,207)
Balance at end of period	$2,639	$2,209

8)     Debt

Long-term debt is comprised of the following (in thousands):

	March 31, 2025	June 30, 2024
Bank credit agreements	$580,203	$150,000
Total funded debt	580,203	150,000
Issuance cost	(797)	(1,124)
Total long-term debt	$579,406	$148,876

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

At March 31, 2025, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $2.1 million and had the ability to borrow $169.1 million under the facility. Funds borrowed under the Facility  may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio, are maintained), and other general corporate purposes.  The Facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants which the Company was compliant with as of  March 31, 2025.  At March 31, 2025, the carrying value of the current borrowings approximates fair value.

9)       Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2025	June 30, 2024
Payroll and employee benefits	$21,171	$26,657
Operating lease current liability	9,995	8,289
Accrued taxes payable	5,463	1,566
Accrued interest	2,953	864
Warranty reserves	2,639	2,209
Restructuring costs	1,046	1,135
Workers' compensation	984	1,447
Contingent consideration	330	330
Other	14,833	14,201
Total	$59,414	$56,698

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

The Company’s effective swap agreements convert the base borrowing rate on $25 million of debt due under our Facility from a variable rate equal to 1 month Secured Overnight Financing Rate (SOFR) to a weighted average fixed rate of 0.81% at March 31, 2025. The fair value of the swaps, recognized in accumulated other comprehensive income, is as follows (in thousands, except percentages):

Effective Date	Notional Amount	Fixed Interest Rate	Maturity	March 31, 2025	June 30, 2024
February 23, 2023	100,000	0.86%	March 23, 2025	$-	$3,045
May 25, 2023	25,000	0.81%	April 24, 2025	58	863
February 24, 2023	25,000	0.86%	March 24, 2025	-	765
				$58	$4,673

The Company reported no losses for the three and nine months ended March 31, 2025, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense. Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as collections from customers and loan payments between subsidiaries. The Company enters into such contracts for hedging purposes only.  At March 31, 2025 and June 30, 2024, the Company had outstanding forward contracts related to hedges of intercompany loans with net unrealized losses and gains of less than $0.2 million respectively, which approximate the unrealized gains and losses on the related loans. The contracts have maturity dates through fiscal year 2025, which correspond to the related intercompany loans.

The notional amounts of the Company’s forward contracts, by currency, are as follows (in thousands):

Currency	March 31, 2025	June 30, 2024
USD	3,000	4,159
CAD	6,079	6,079
JPY	1,950,000	-

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

Asset Derivatives
	March 31, 2025		June 30, 2024
Derivative designated	Balance Sheet		Balance Sheet
as hedging instruments	Line Item	Fair Value	Line Item	Fair Value
Interest rate swaps	Other Assets	$58	Other Assets	$4,673

Liability Derivatives
	March 31, 2025		June 30, 2024
Derivative designated	Balance Sheet		Balance Sheet
as hedging instruments	Line Item	Fair Value	Line Item	Fair Value
Foreign exchange contracts	Accrued liabilities	$-	Accrued liabilities	$-

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Interest rate swaps	$20	$1,036	$(184)	$761
Foreign exchange contracts	-	-	-	315
	$20	$1,036	$(184)	$1,076

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to net income for the periods ended (in thousands):

Details about Accumulated					Affected line item
Other Comprehensive	Three Months Ended		Nine Months Ended		in the Unaudited
Income (Loss) Components	March 31,		March 31,		Condensed Statements
	2025	2024	2025	2024	of Operations
Interest rate swaps	$(1,224)	$(1,703)	$(4,375)	$(5,136)	Interest expense
Foreign exchange contracts	-	-	-	(215)	Other non-operating (income) expense, net
	$(1,224)	$(1,703)	$(4,375)	$(5,351)

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

Net periodic benefit cost for the Company’s U.S. and foreign pension benefit plans for the periods ended consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Service cost	$-	$-	$61	$41
Interest cost	2,386	2,472	295	296
Expected return on plan assets	(2,641)	(2,776)	(335)	(350)
Recognized net actuarial loss	1,055	950	-	(152)
Amortization of prior service cost	-	-	(1)	(1)
Net periodic (benefit) cost	$800	$646	$20	$(166)

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Service cost	$-	$-	$185	$122
Interest cost	7,158	7,418	903	885
Expected return on plan assets	(7,923)	(8,334)	(1,026)	(1,049)
Recognized net actuarial loss	3,166	2,852	-	(454)
Amortization of prior service cost	-	-	(2)	(3)
Net periodic (benefit) cost	$2,401	$1,936	$60	$(499)

The following table sets forth the amounts recognized for the Company's defined benefit pension plans (in thousands):

Amounts recognized in the consolidated balance sheets consist of:	March 31, 2025	June 30, 2024
Prepaid benefit cost	$2,909	$2,570
Current liabilities	(239)	(791)
Non-current liabilities	(36,761)	(42,667)
Net amount recognized	$(34,091)	$(40,888)

The contributions made to defined benefit plans are presented below along with remaining contributions to be made for fiscal year 2025 (in thousands):

	Fiscal Year 2025		Fiscal Year 2024		Remaining
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Contributions
Contributions to defined benefit plans	March 31, 2025	March 31, 2025	March 31, 2024	March 31, 2024	FY 2025
United States, funded plan	$1,360	$6,072	$6,921	$8,363	$-
United States, unfunded plan	27	81	44	143	90
Germany, unfunded plan	-	-	-	-	258
	$1,387	$6,153	$6,965	$8,506	$348

12)     Income Taxes

The Company's effective tax rate from continuing operations for the third quarter of fiscal year 2025 and for the first nine months of fiscal year 2025 was (29.6%) and 1.1% compared with 21.4% and 22.5% for the prior year quarter and prior year period, respectively.

The tax rate was impacted for the third quarter of fiscal year 2025 and for the first nine months of fiscal year 2025 by the following items: (i) a discrete tax benefit related to the release of a previously recorded tax reserve for a one-time tax charge on historical foreign earnings, as the relevant statute of limitations expired during the quarter, (ii) the jurisdictional mix of earnings, (iii) foreign withholding taxes and (iv) federal research and development tax credits.

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

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Basic - Average shares outstanding	11,986	11,772	11,906	11,764
Dilutive effect of unvested, restricted stock awards	73	77	91	112
Diluted - Average shares outstanding	12,059	11,849	11,997	11,876

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share. There were no outstanding instruments that had an anti-dilutive effect at March 31, 2025 or 2024.

Performance stock units of 81,704 and 87,956 for the nine months ended  March 31, 2025 and 2024, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

14)     Accumulated Other Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	March 31, 2025	June 30, 2024
Foreign currency translation adjustment	$(85,675)	$(91,928)
Unrealized pension losses, net of tax	(93,196)	(95,516)
Unrealized gains on derivative instruments, net of tax	1,039	4,488
Total	$(177,832)	$(182,956)

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

Net sales and income (loss) from continuing operations by segment were as follows (in thousands):

	Three Months Ended March 31,
	Net Sales		Income from Operations
	2025	2024	2025	2024
Industry segment:
Electronics	$111,283	$80,431	$25,471	$15,700
Engraving	30,585	36,297	3,058	6,260
Scientific	18,292	16,925	3,895	4,896
Engineering Technologies	27,375	20,098	3,417	3,524
Specialty Solutions	20,245	23,516	3,278	4,668
Corporate	-	-	(8,738)	(8,522)
Restructuring costs	-	-	(1,976)	(4,037)
Acquisition related costs	-	-	(2,152)	(537)
Other operating income (expense), net	-	-	-	(110)
Sub-total	$207,780	$177,267	$26,253	$21,842
Interest expense			8,363	949
Other non-operating (income) expense			309	627
Income from continuing operations before income taxes			$17,581	$20,266

	Nine Months Ended March 31,
	Net Sales		Income from Operations
	2025	2024	2025	2024
Industry segment:
Electronics	$284,939	$241,538	$59,918	$47,884
Engraving	95,402	117,936	13,004	22,765
Scientific	54,462	51,410	13,362	14,074
Engineering Technologies	70,555	58,205	11,120	9,946
Specialty Solutions	62,700	71,352	10,388	14,250
Corporate	-	-	(24,603)	(24,956)
Restructuring costs	-	-	(3,982)	(7,303)
Gain on sale of business	-	-	-	274
Acquisition related costs	-	-	(20,392)	(2,233)
Other operating income (expense), net	-	-	-	(110)
Sub-total	$568,058	$540,441	$58,815	$74,591
Interest expense			14,915	3,244
Other non-operating (income) expense			1,171	1,805
Income from continuing operations before income taxes			$42,729	$69,542

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

A summary of charges by initiative is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2025			March 31, 2025
Fiscal Year 2025	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$1,356	$410	$1,766	$2,136	$669	$2,805
Prior year initiatives	100	110	$210	524	653	1,177
	$1,456	$520	$1,976	$2,660	$1,322	$3,982

	Three Months Ended			Nine Months Ended
	March 31, 2024			March 31, 2024
Fiscal Year 2024	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$1,885	$2,060	$3,945	$3,671	$3,312	$6,983
Prior year initiatives	7	85	92	189	131	320
	$1,892	$2,145	$4,037	$3,860	$3,443	$7,303

Activity in the restructuring liability reserve related to the initiatives is as follows (in thousands):

Current Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2024	$-	$-	$-
Additions and adjustments	2,286	519	2,805
Payments	(1,501)	(519)	(2,020)
Restructuring liabilities at March 31, 2025	$785	$-	$785

Prior Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2024	$1,253	$194	$1,447
Additions and adjustments	524	654	1,178
Payments	(1,576)	(788)	(2,364)
Restructuring liabilities at March 31, 2025	$201	$60	$261

Prior Year	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2023	$1,104	$192	$1,296
Additions and adjustments	3,860	3,443	7,303
Payments	(2,949)	(3,459)	(6,408)
Restructuring liabilities at March 31, 2024	$2,015	$176	$2,191

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2025			March 31, 2025
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Engraving	$850	$149	$999	$947	$149	$1,096
Electronics	606	371	977	1,634	1,173	2,807
Corporate	-	-	-	79	-	79
	$1,456	$520	$1,976	$2,660	$1,322	$3,982

	Three Months Ended			Nine Months Ended
	March 31, 2024			March 31, 2024
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Electronics	$84	$5	$89	$675	$444	$1,119
Engraving	1,048	2,140	3,188	1,884	2,999	4,883
Engineering Technologies	-	-	-	55	-	55
Corporate	760	-	760	1,246	-	1,246
	$1,892	$2,145	$4,037	$3,860	$3,443	$7,303

Restructuring expense is expected to be approximately $1.0 million for the remainder of fiscal year 2025.

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

In accounting for the subsequent measurement of the redeemable noncontrolling interest measurement adjustments pursuant to ASC 480, Distinguishing Liabilities from Equity, the Company has made accounting policy elections to record any such applicable changes on the immediate recognition of the full adjustment required to report the redeemable noncontrolling interest at its redemption value, while also electing to record such adjustments under the income method, with a corresponding offset recorded to the Net income attributable to noncontrolling interests in consolidated subsidiaries within the consolidated statement of operations for the period in which such measurement adjustment becomes required.  Given the pending approval of the RBI for the second closing and share swap, the noncontrolling interest is not probable of redemption as of March 31, 2025, and accordingly no measurement adjustments have been recorded for the three and nine months ended March 31, 2025.

19)      Transactions with Related Parties of Amran/Narayan Group

The Amran/Narayan Group, acquired in the second quarter of fiscal year 2025, has certain transactions with parties affiliated with current and former shareholders of the Amran/Narayan Group, including the current President of the Amran/Narayan Group entities in India.  The transactions with these parties continue and are summarized as follows:

Names of Related Parties	Relationship with the Amran/Narayan Group
Narayan Epoxy Components Private Limited	Entity controlled by minority shareholders of Narayan
Gujarat Plug In Devices Private Limited	Narayan minority shareholders have significant ownership interest
Narayanshree Infrastructure LLP	Partners are former and current minority shareholders of Narayan
Narayan Minority Shareholders	Lessors of certain real property

At March 31, 2025, $0.1 million is due from and $0.8 million is due to the above related parties which amounts are included in accounts receivable and accounts payable, respectively, in the consolidated balance sheets. During the nine months ended  March 31, 2025, payments for inventory purchases and rental payments were $2.0 million and $0.2 million, respectively.

Several of the Amran/Narayan Group leases in India are with Narayanshree Infrastructure LLP and directly with Narayan minority shareholders. Undiscounted cash flows expected to be paid for operating leases with related parties are as follows as of  March 31, 2025:

Fiscal Year	Amount
Remainder of 2025	$97
2026	397
2027	410
2028	430
2029	167
Thereafter	11

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

As part of our ongoing strategy:

•

On February 4, 2025, we acquired McStarlite Co., a leading provider of complex sheet metal aerospace components, financed from our existing Credit Facility. Its results are reported in the Engineering Technologies segment beginning in the third quarter of fiscal year 2025.

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

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except percentages)	2025	2024	2025	2024
Net sales	$207,780	$177,267	$568,058	$540,441
Gross profit margin	39.7%	38.5%	39.4%	39.3%
Income from operations	26,253	21,842	58,815	74,591

	Three Months Ended	Nine Months Ended
(In thousands)	March 31, 2025	March 31, 2025
Net sales, prior year period	$177,267	$540,441
Components of change in sales:
Organic sales change	(14,407)	(50,189)
Effect of acquisitions	46,661	80,866
Effect of exchange rates	(1,741)	(3,060)
Net sales, current period	$207,780	$568,058

Net sales increased in the third quarter of fiscal year 2025 by $30.5 million or 17.2%, when compared to the prior year quarter. The recent acquisitions positively impacted sales by $46.7 million, or 26.3%.  Organic sales decreased $14.4 million, or 8.1%, due to lower demand in the automotive end market in our Engraving and Electronics segments in North America and Europe, and continued softness in general industrial end markets.  These decreases were partially offset by favorable project timing in our Engineering Technologies segment. Organic sales in the third quarter of fiscal year 2025 included $60.4 million attributed to fast growth markets.  Foreign currency negatively impacted sales by $1.7 million, or 1.0%.

Net sales decreased in the nine months ended March 31, 2025 by $27.6 million or 5.1%, when compared to the prior year period. Organic sales decreased $50.2 million, or 9.3%, due to lower demand in the automotive end market our Engraving and Electronics segments in North America and Europe and continued softness in general industrial end markets.  These decreases were partially offset by strong demand and favorable project timing in our Engineering Technologies segment. Organic sales in the first nine months of fiscal year 2025 included $123.1 million attributed to fast growth markets.  The recent acquisitions positively impacted sales by $80.9 million, or 15.0%.  Foreign currency negatively impacted sales by $3.1 million, or 0.6%.

Gross Profit

Gross profit in the third quarter of fiscal year 2025 increased to $82.4 million, or a gross margin of 39.7% as compared to $68.3 million, or a gross margin of 38.5%, in the third quarter of fiscal year 2024.  Gross profit was impacted by the organic sales decreases, $2.2 million in purchase accounting expenses in connection with our recent acquisitions and approximately $1.6 million of net inflationary impacts in the areas of labor and materials, partially offset by productivity initiatives and contribution from recent acquisitions.

Gross profit in the nine months ended March 31, 2025 increased to $223.9 million or a gross margin of 39.4% as compared to $212.5 million or a gross margin of 39.3% in the nine months ended March 31, 2024.  Gross profit was impacted by the organic sales decreases, $20.4 million in purchase accounting expenses in connection with our recent acquisitions and approximately $5.2 million of net inflationary impacts in the areas of labor and materials, partially offset by productivity initiatives and contribution from recent acquisitions.

Selling, General, and Administrative Expenses

Selling, General, and Administrative (“SG&A”) expenses for the third quarter of fiscal year 2025 were $52.0 million, or 25.1% of sales, compared to $41.8 million, or 23.6% of sales, during the prior year quarter.

Selling, General, and Administrative (“SG&A”) expenses for the nine months ended March 31, 2025 were $140.7 million, or 24.8% of sales, compared to $128.6 million, or 23.8% of sales, during the prior year period. The increase in SG&A expenses during the relevant periods primarily results from the impact of the recent acquisitions.

Restructuring Costs

We incurred restructuring expenses of $2.0 million in the third quarter of fiscal year 2025, and $4.0 million in the first nine months of fiscal year 2025 primarily related to facility closures and global headcount reductions within our Engraving and Electronics segments.

We expect to incur restructuring costs of approximately $1.0 million throughout the remainder of fiscal year 2025, as we continue to focus our efforts to reduce costs and improve productivity across our businesses.

Acquisition Related Costs

We incurred acquisition related expenses of $2.2 million in the third quarter of fiscal year 2025 and $20.4 million in the first nine months of fiscal year 2025.  Acquisition related expenses typically consist of due diligence, advisory, legal, integration, and valuation expenses incurred in connection with recent or pending acquisitions.

Gain on Sale of Business

We recorded a pre-tax gain on sale of the Procon business of $62.1 million for fiscal year 2023. In the first quarter of fiscal year 2024, we recorded an additional $0.3 million gain on the sale related to closing cash adjustments. The sale transaction and financial results of Procon are classified as continuing operations in the Consolidated Financial Statements.

Income from Operations

Income from operations for the third quarter of fiscal year 2025 was $26.3 million, compared to $21.8 million during the prior year quarter. The increase of $4.4 million, or 20.2%, is primarily due to contributions from recent acquisitions and productivity improvement initiatives, partially offset by lower organic sales and acquisition related costs.

Income from operations for the nine months ended March 31, 2025 was $58.8 million compared to $74.6 million during the prior year period. The decrease of $15.8 million or 21.2%, is primarily due to lower organic sales and acquisition related costs. The decreases are partially offset by contributions from recent acquisitions and productivity improvement initiatives.

Interest Expense

Interest expense for the third quarter of fiscal year 2025 was $8.4 million, an increase from interest expense of $0.9 million during the prior year quarter. Interest expense for the nine months ended March 31, 2025 was $14.9 million an increase from interest expense of $3.2 million during the prior year period. Our effective interest rate for the nine months ended March 31, 2025 was 6.00%.

Income Taxes

The Company's effective tax rate from continuing operations for the third quarter of fiscal year 2025 and for the nine months ended March 31, 2025 was 29.6% and 1.1% compared with 21.4% and 22.5% for the prior year quarter and prior year period, respectively.  The tax rate was impacted in the current period by the following items: (i) a discrete tax benefit related to the release of a previously recorded tax reserve for a one-time tax charge on historical foreign earnings, as the relevant statute of limitations expired during the quarter, (ii) the jurisdictional mix of earnings, (iii) foreign withholding taxes and (iv) federal research and development tax credits.

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

	As of March 31, 2025		As of March 31, 2024
	Total Backlog	Backlog under 1 year	Total Backlog	Backlog under 1 year
Electronics	$140,971	$129,224	$116,150	$106,603
Engraving	18,196	17,937	25,389	23,102
Scientific	3,787	3,787	2,809	2,809
Engineering Technologies	90,238	81,906	61,791	47,424
Specialty Solutions	17,118	17,054	19,236	19,236
Total	$270,310	$249,908	$225,375	$199,174

Total backlog realizable under one year increased $50.7 million, or 25.5%, to $249.9 million at March 31, 2025, from $199.2 million at March 31, 2024.  The year over year increase is primarily driven by an additional $71.6 million in backlog for the recent acquisitions in the Electronics and Engineering Technologies segments.

Changes in backlog under one year are as follows (in thousands):

As of
(In thousands)	March 31, 2025
Backlog under 1 year, prior year period	$199,174
Components of change in backlog:
Organic change	(20,881)
Effect of acquisitions	71,615
Backlog under 1 year, current period	$249,908

Segment Analysis

Overall

 Looking forward to the remainder of fiscal year 2025, we anticipate continued improvement in key financials metrics, supported by productivity initiatives.

 In general, for the remainder of fiscal year 2025, we expect:

•	increased exposure to the high growth, high margin electrical grid end market as a result of the Amran/Narayan Group acquisition;
•	commercial aviation and defense end markets demand to increase based on current program expectations and new product development;
•	space markets to remain attractive, with volume to slightly increase from fiscal year 2024 due to new product development for existing customers;
•	continued stability in hybrid and electric vehicle programs despite softness in general automotive end markets and planned new platform launches;
•	scientific cold storage demand to decline due to anticipated effects of potential NIH funding cuts;
•	refuse and dump end markets to remain stable;
•	stable demand levels in food service equipment markets.

Electronics Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2025	2024	Change	2025	2024	Change
Net sales	$111,283	$80,431	38.4%	$284,939	$241,538	18.0%
Income from operations	25,471	15,700	62.2%	59,918	47,884	25.1%
Operating income margin	22.9%	19.5%		21.0%	19.8%

Net sales in the third quarter of fiscal year 2025 increased $30.9 million, or 38.4%, when compared to the prior year quarter.  The recent acquisitions added $38.7 million, or 48.1%, in sales for the third quarter of fiscal year 2025.  An organic sales decrease of $7.2 million, or 8.9%, and foreign currency impacts of $0.6 million, or 0.8%, negatively affected net sales compared to the prior year quarter.  The organic sales decline was due to continued softness in the automotive end markets in Europe and North America and in general industrial end markets.

Income from operations in the third quarter of fiscal year 2025 increased by $9.8 million, or 62.2%, when compared to the prior year quarter. The operating income increase was the result of contributions from the recent acquisitions, productivity initiatives and product mix, partially offset by lower organic sales.

Net sales in the nine months ended March 31, 2025 increased $43.4 million, or 18.0%, when compared to the prior year period.  The recent acquisitions added $71.4 million, or 29.6%, in net sales for the first nine months of fiscal 2025.  An organic sales decrease of $26.8 million, or 11.1%, and foreign currency impacts of $1.1 million, or 0.4%, negatively affected net sales compared to the prior year period.  The organic sales decline was due to softness in the automotive end markets in Europe and North America and in general industrial end markets, and the effect of prior overstocking related to certain large customer accounts.

Income from operations in the nine months ended March 31, 2025 increased by $12.0 million, or 25.1%, when compared to the prior year period. The operating income increase was the result of contributions from the recent acquisitions, productivity initiatives and product mix, partially offset by lower organic sales.

In the fourth quarter of fiscal year 2025, on a sequential basis, we expect slightly higher revenue and similar to slightly higher operating margin, primarily driven by contributions from the Amran/Narayan acquisition, higher sales into fast growth end markets, and price realizations, partially offset by higher tariff cost and continued strategic growth investments.

Engraving Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2025	2024	Change	2025	2024	Change
Net sales	$30,585	$36,297	(15.7%)	$95,402	$117,936	(19.1%)
Income from operations	3,058	6,260	(51.2%)	13,004	22,765	(42.9%)
Operating income margin	10.0%	17.2%		13.6%	19.3%

Net sales in the third quarter of fiscal year 2025 decreased by $5.7 million, or 15.7%, when compared to the prior year quarter. Organic sales decreased by $4.6 million, or 12.7%, due to continued softness in North America from delays in new platform rollouts. Foreign currency negative impacts on net sales were $1.1 million, or 3.0%.

Income from operations in the third quarter of fiscal year 2025 decreased by $3.2 million, or 51.2%, when compared to the prior year quarter.  The operating income decrease was driven by organic sales decreases due to lower demand, partially offset by the realization of previously announced productivity initiatives and restructuring actions.

Net sales in the nine months ended March 31, 2025 decreased by $22.5 million, or 19.1%, when compared to the prior year period. The decrease is primarily driven by delays in new platform rollouts in North America and general market softness.

Income from operations in the nine months ended March 31, 2025 decreased by $9.8 million, or 42.9%, when compared to the prior year period primarily driven by lower demand and project mix, partially offset by the realization of previously announced productivity initiatives and restructuring actions.

In the fourth quarter of fiscal year 2025, on a sequential basis, we expect slightly higher revenue and moderately higher operating margin due to favorable project timing in Asia, slightly improved demand in North America and Europe, and realization of previously announced restructuring actions.

Scientific Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2025	2024	Change	2025	2024	Change
Net sales	$18,292	$16,925	8.1%	$54,462	$51,410	5.9%
Income from operations	3,895	4,896	(20.4%)	13,362	14,074	(5.1%)
Operating income margin	21.3%	28.9%		24.5%	27.4%

Net sales in the third quarter of fiscal year 2025 increased by $1.4 million, or 8.1%, when compared to the prior year quarter. The recent acquisition of Custom Biogenic Systems added $2.7 million, or 16.1%, in sales for the third quarter of fiscal year 2025. This increase was partially offset by an organic sales decrease of $1.4 million, or 8.0%, mostly due to lower demand from academic and research institutions impacted by National Institutes of Health (NIH) funding cuts.

Income from operations in the third quarter of fiscal year 2025 decreased $1.0 million, or 20.4%, when compared to the prior year quarter. The decrease is primarily driven by organic decline, partially offset by contributions from the acquisition.

Net sales in the nine months ended March 31, 2025 increased by $3.1 million, or 5.9%, when compared to the prior year period, reflecting a $4.3 million, or 8.3%, benefit from the recent acquisition, offset by an organic sales decrease of $1.2 million, or 2.4%, mostly due to lower demand from academic and research institutions impacted by NIH funding cuts.

Income from operations in the nine months ended March 31, 2025 decreased $0.7 million, or 5.1%, when compared to the prior year period.  The decrease is primarily driven by organic decline, partially offset by contributions from the acquisition.

In the fourth quarter of fiscal year 2025, on a sequential basis, we expect slightly lower revenue and operating margin due to soft demand from academic and research institutions affected by NIH funding cuts and higher tariff costs.

Engineering Technologies Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2025	2024	Change	2025	2024	Change
Net sales	$27,375	$20,098	36.2%	$70,555	$58,205	21.2%
Income from operations	3,417	3,524	(3.0%)	11,120	9,946	11.8%
Operating income margin	12.5%	17.5%		15.8%	17.1%

Net sales in the third quarter of fiscal year 2025 increased by $7.3 million, or 36.2%, when compared to the prior year quarter, reflecting a $5.3 million, or 26.3%, benefit from the recent acquisition of McStarlite.  The organic sales increase of $2.0 million, or 9.9%, was driven by more favorable project timing in the space end market and sales growth from new products.

Income from operations in the third quarter of fiscal year 2025 decreased by $0.1 million, or 3.0%, when compared to the prior year quarter reflecting purchase accounting expenses incurred in connection with the recent acquisition, partially offset by higher volume and contributions from the recent acquisition.

Net sales in the nine months ended March 31, 2025 increased by $12.4 million, or 21.2%, when compared to the prior year period, reflecting a $5.3 million, or 9.1%, benefit from the recent acquisition. The organic sales increase of $7.3 million, or 12.5%, was driven by more favorable project timing in the space end market which helped to drive growth in new product development and new applications. Foreign currency negative impacts on net sales were $0.2 million, or 0.4%.

Income from operations in the nine months ended March 31, 2025 increased by $1.2 million, or 12.1%, when compared to the prior year period reflecting higher volume and contributions from the recent acquisition, partially offset by purchase accounting expenses incurred in connection with the recent acquisition.

In the fourth quarter of fiscal year 2025, on a sequential basis, we expect similar to slightly higher revenue and similar operating margin.

Specialty Solutions Group

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2025	2024	Change	2025	2024	Change
Net sales	$20,245	$23,516	(13.9%)	$62,700	$71,352	(12.1%)
Income from operations	3,278	4,668	(29.8%)	10,388	14,250	(27.1%)
Operating income margin	16.2%	19.9%		16.6%	20.0%

Net sales in the third quarter of fiscal year 2025 decreased by $3.3 million, or 13.9%, when compared to the prior year quarter. Organic sales for the group decreased $3.3 million, or 14.6%, as compared to the prior year quarter, reflecting softness in general market conditions in the Display Merchandising and Hydraulics businesses.

Income from operations in the third quarter of fiscal year 2025 decreased $1.4 million, or 29.8%, when compared to the prior year quarter, due to lower volume in the Display Merchandising and Hydraulics businesses.

Net sales in the nine months ended March 31, 2025 decreased by $8.7 million, or 12.1%, when compared to the prior year period. Organic sales for the group decreased $8.6 million, or 12.1%, as compared to the prior year period, reflecting softness in general market conditions in the Display Merchandising and Hydraulics businesses.

Income from operations in the nine months ended March 31, 2025 decreased $3.9 million, or 27.1%, when compared to the prior year period, due to lower volume in the Display Merchandising and Hydraulics businesses.

In the fourth quarter of fiscal year 2025, on a sequential basis, we expect moderately higher revenue and operating margin.

Corporate and Other

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
(In thousands, except percentages)	2025	2024	Change	2025	2024	Change
Income (loss) from operations:
Corporate	$(8,738)	$(8,522)	2.5%	$(24,603)	$(24,956)	(1.4%)
Acquisition related costs	(2,152)	(537)	300.7%	(20,392)	(2,233)	813.2%
Restructuring costs	(1,976)	(4,037)	(51.1%)	(3,982)	(7,303)	(45.5%)
Gain on sale of business	-	-		-	274	(100.0%)
Other operating income (expense), net	-	(110)	(100.0%)	-	(110)	(100.0%)

Corporate expenses in the third quarter and first nine months of fiscal year 2025 were relatively flat when compared to the prior year periods. We recorded a charge of $0.1 million in other operating income (expense), net for settlement of an environmental remediation claim in the third quarter of fiscal year 2024.

The restructuring, gain on sale of business and acquisition related costs have been discussed above in the Company Overview.

Discontinued Operations

In pursuing our business strategy, the Company may divest certain businesses.  Future divestitures may be classified as discontinued operations based on their strategic significance to the Company. Net income (loss) from discontinued operations was less than $0.1 million for the three and nine months ended March 31, 2025, respectively. Net income (loss) from discontinued operations was less than $0.5 million for the three and nine months ended March 31, 2024, respectively.

Liquidity and Capital Resources

At March 31, 2025, our total cash balance was $109.8 million, of which $88.8 million was held by foreign subsidiaries. The amount and timing of cash repatriation is dependent upon foreign exchange rates and each business unit’s operational needs including requirements to fund working capital, capital expenditure, and jurisdictional tax payments. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Net cash provided by continuing operating activities for the nine months ended March 31, 2025, was $36.2 million compared to net cash provided by continuing operating activities of $64.6 million in the prior year.  We generated $75.0 million from income statement activities and used $32.7 million of cash to fund working capital and other balance sheet increases.  Cash flow used in investing activities for the nine months ended March 31, 2025 totaled $493.3 million and consisted of $477.4 million for the acquisition of businesses, net of cash acquired, $19.8 million used for capital expenditures offset by $3.5 million in life insurance proceeds and $0.4 million proceeds from sales of real estate and equipment. Cash used for financing activities for the nine months ended March 31, 2025 totaled $411.4 million and consisted primarily of borrowings of $792.3 million, repayments of $362.1 million, cash paid for dividends of $11.2 million, purchases of stock of $5.2 million, and $4.4 million in related financing fees.

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

As of March 31, 2025, the Company used $2.1 million against the letter of credit sub-facility and had the ability to borrow $169.1 million under the facility based on our current trailing twelve-month EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants. The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition related charges up to the lower of $20.0 million or 10% of EBITDA.  The facility also allows for unlimited non-cash purchase accounting and goodwill adjustments.  At March 31, 2025, the Company’s Interest Coverage Ratio was 9.42:1.

Leverage Ratio The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period.  At March 31, 2025, the Company’s leverage ratio was 2.78:1.

As of March 31, 2025, we had borrowings under our facility of $579.4 million. In order to manage our interest rate exposure on these borrowings, we are party to $25.0 million of active floating to fixed rate swaps.  These swaps convert our interest payments from SOFR to a weighted average fixed rate of 0.81%.  The effective rate of interest for our outstanding borrowings, including the impact of the interest rate swaps, was 5.63%.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect fiscal year 2025 capital spending to be between $30.0 million and $35.0 million.  We expect that fiscal year 2025 depreciation and amortization expense will be between $20.0 million and $22.0 million and $12.5 million and $14.5 million, respectively.

The following table sets forth our capitalization:

(In thousands)	March 31, 2025	June 30, 2024
Long-term debt	$579,406	$148,876
Less cash and cash equivalents	(109,810)	(154,203)
Net (cash) debt	469,596	(5,327)
Total stockholders' equity	686,928	621,503
Total capitalization	$1,156,524	$616,176

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of the Company's U.S. defined benefit pension plan assets was $144.1 million at March 31, 2025, as compared to $142.3 million at the most recent measurement date, which occurred as of June 30, 2024. The next measurement date to determine plan assets and benefit obligations will be on June 30, 2025.

The Company expects to pay $0.1 million in contributions to its defined benefit plans during the remainder of fiscal year 2025. Contributions of $6.2 million and $8.5 million were made during the nine months ended March 31, 2025 and March 31, 2024, respectively. The Company expects to make contributions during the remainder of fiscal year 2025 of $0.2 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively. There are no required contributions to the plans in Japan or the U.K. Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for two retired executives. Current executives and new hires are not eligible for this program.  During the second quarter of fiscal year 2025, we received $3.5 million in proceeds under this program.  At March 31, 2025, the underlying policies had a cash surrender value of $6.7 million and are reported net of loans of $2.7 million for which we have the legal right of offset, these amounts are reported net on our balance sheet.

Other Matters

Tariff – Several of our segments may be impacted by recent tariff announcements. While we cannot predict the impact of potential new tariffs on global trade and economic growth, our regional presence, strong customer relationships, and our disciplined approach to pricing and productivity actions position us well to manage through these challenges. We monitor the regulatory environment and continue to make adjustments whenever it is deemed necessary.  Most of our supply chain is strategically located to service regional demand. We plan to continue to invest in our key strategic growth priorities while closely managing our cost structure and driving productivity and pricing actions and seeking alternate sources of supply to further reduce the impact of tariffs as appropriate.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as loan payments, customer remittances, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At March 31, 2025 the fair value, in the aggregate, of the Company’s open foreign exchange contracts was an asset of $0.2 million.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at March 31, 2025, would not result in a material change in our operations, financial position, or cash flows.  We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate Risk

The Company’s effective interest rate on borrowings was 5.63% at March 31, 2025.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings and is partially mitigated by our use of interest rate swap agreements to modify our exposure to interest rate movements.  At March 31, 2025, we have $25.0 million of active floating to fixed rate swaps with terms through fiscal year 2025.  These swaps convert our interest payments from SOFR to a weighted average rate of 0.81% on the portion of debt.  At March 31, 2025, the fair value, in the aggregate, of the Company’s interest rate swaps was assets of $0.1 million. A 25-basis point increase in interest rates would increase our annual interest expense by approximately $1.5 million.

Concentration of Credit Risk

We have a diversified customer base. As such, the risk associated with concentration of credit risk is inherently minimized. As of March 31, 2025, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.     CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting during the quarterly period ended March 31, 2025 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities(1)
Quarter Ended March 31, 2025

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2025 - January 31, 2025	-	$-	-	$28,135

February 1, 2025 - February 28, 2025	-	-	-	28,135

March 1, 2025 - March 31, 2025	-	-	-	28,135

Total	-	-	-	$28,135

(1)	The Company has a Stock Buyback Program (the “Program”) which was originally announced on January 30, 1985 and most recently amended on April 28, 2022. Under the Program, the Company is authorized to repurchase up to an aggregate of $200 million of its shares. Under the program, purchases may be made from time to time on the open market, including through 10b5-1 trading plans, or through privately negotiated transactions, block transactions, or other techniques in accordance with prevailing market conditions and the requirements of the Securities and Exchange Commission. The Board’s authorization is open-ended and does not establish a timeframe for the purchases. The Company is not obligated to acquire a particular number of shares, and the program may be discontinued at any time at the Company’s discretion.

ITEM 5. Other Information

Except as set forth below, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2025.

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

STANDEX INTERNATIONAL CORPORATION

Date:	May 2, 2025	/s/ ADEMIR SARCEVIC
Ademir Sarcevic
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	May 2, 2025	/s/ AMY GAGNON
Amy Gagnon
Vice President/Chief Accounting Officer